Form 10-Q
period 2005-09-30
Federal Home Loan Bank of New York
filed 2005-11-14
CIK 1329842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number:
0-51397
Federal Home Loan Bank of New York
(Exact name of registrant as specified in its charter)
Federal
(State or other jurisdiction of incorporation or organization)
13-6400946
(IRS Employer Identification Number)
101 Park Avenue
New York, New York 10178
(Address of principal executive offices)
(212) 681-6000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐                 No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b–2).
Yes ☐                 No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                 No ☑
On November 14, 2005, the registrant had outstanding 35,692,636 shares of its $100 par value common stock (excludes mandatorily redeemable stock).

FEDERAL HOME LOAN BANK OF NEW YORK

SEPTEMBER 30, 2005 FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Statements of Condition — Unaudited (in thousands, except par values)
September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$20,869	$22,376
Interest-bearing deposits, includes $458,177 pledged at September 30, 2005, and $1,091,677 at December 31, 2004	6,248,585	2,806,870
Federal funds sold	5,451,000	2,972,000
Available-for-sale securities, at fair value (Note 3)	196,121	713,363
Held-to-maturity securities, includes $0 pledged at September 30, 2005 and December 31, 2004 (Note 2)	10,040,684	11,870,674
Advances (Note 4)	61,791,178	68,507,487
Mortgage loans, net of allowance for credit losses of $577 at September 30, 2005, and $507 at December 31, 2004 (Note 5)	1,421,939	1,178,083
Accrued interest receivable	329,647	315,768
Premises and equipment, net	11,248	13,030
Derivative assets (Note 9)	12,184	11,048
Other assets	21,771	28,261

Total assets	$85,545,226	$88,438,960

Liabilities and capital
Liabilities
Deposits
Interest-bearing demand	$2,620,039	$2,194,359
Non-interest bearing demand	2,031	1,660
Term	291,000	101,000

Total deposits	2,913,070	2,297,019

Consolidated obligations (Notes 6 and 14)
Bonds	54,482,741	60,515,356
Discount Notes	22,935,848	19,641,626

Total consolidated obligations	77,418,589	80,156,982

Mandatorily redeemable capital stock (Note 7)	20,523	126,581

Accrued interest payable	433,179	437,743
Affordable Housing Program (Note 8)	88,350	81,580
Payable to REFCORP	13,815	9,966
Derivative liabilities (Note 9)	686,983	1,372,195
Other liabilities	75,827	77,764

Total liabilities	81,650,336	84,559,830

Commitments and Contingencies (Notes 6 and 14)
Capital (Note 7)
Capital stock ($100 par value), putable, issued and outstanding, 36,088 at September 30, 2005, and 36,550 at December 31, 2004	3,608,877	3,655,047
Unrestricted retained earnings	277,561	223,434
Restricted retained earnings	5,234	—
Accumulated other comprehensive income (loss) (Note 12)
Net unrealized gain on available-for-sale securities	742	2,240
Net unrealized gain on hedging activities	4,965	898
Additional minimum liability on benefits equalization plan	(2,489)	(2,489)

Total capital	3,894,890	3,879,130

Total liabilities and capital	$85,545,226	$88,438,960

The accompanying notes are an integral part of these unaudited financial statements.

Statements of Income — Unaudited (in thousands, except for per share information)
Three and Nine months Ended September 30, 2005 and 2004

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income
Advances	$567,435	$320,649	$1,542,644	$856,849
Interest-bearing deposits	49,958	17,102	113,078	39,388
Federal funds sold	39,415	2,859	74,484	7,402
Available-for-sale securities	6,195	3,140	18,478	3,600
Held-to-maturity securities	137,778	140,347	435,312	401,067
Mortgage loans and participations, including fees	17,774	12,773	50,501	34,044
Loans to other FHLBanks	9	29	9	78
Other	7	11	26	37

Total interest income	818,571	496,910	2,234,532	1,342,465

Interest expense
Consolidated obligations	701,607	420,457	1,896,558	1,133,165
Deposits	16,310	5,244	43,984	14,185
Other borrowings	900	1,249	2,412	4,093

Total interest expense	718,817	426,950	1,942,954	1,151,443

Net interest income before provision for credit losses	99,754	69,960	291,578	191,022

Provision for credit losses on mortgage loans	14	—	72	—

Net interest income after provision for credit losses	99,740	69,960	291,506	191,022

Other income
Service fees	990	1,211	3,178	3,616
Net realized and unrealized gains/(losses) on derivatives and hedging activities (Notes 1 and 9)	(728)	(1,350)	(5,058)	9,898
Realized gains on investment securities	1,493	—	1,493	—
Other, net	(2,042)	10	(7,228)	(2,600)

Total other income	(287)	(129)	(7,615)	10,914

Other expenses
Operating	14,847	12,388	43,836	36,494
Finance Board and Office of Finance	1,310	1,258	4,207	4,163

Total other expenses	16,157	13,646	48,043	40,657

Income before assessments	83,296	56,185	235,848	161,279

Affordable Housing Program (Note 8)	6,876	4,709	19,568	13,598
REFCORP	15,284	10,295	43,478	29,275

Total assessments	22,160	15,004	63,046	42,873

Income before cumulative effects of changes in accounting principles	61,136	41,181	172,802	118,406

Cumulative effects of changes in accounting principles	—	—	1,109	(1,305)

Net income	$61,136	$41,181	$173,911	$117,101

Basic earnings per share: (Note 15)
Earnings before cumulative effects of changes in accounting principles	$1.70	$1.15	$4.78	$3.34
Cumulative effects of changes in accounting principles	—	—	0.03	(0.04)

Net earnings per share	$1.70	$1.15	$4.81	$3.30

Dividends paid per share	$1.26	$0.52	$3.18	$1.28

The accompanying notes are an integral part of these unaudited financial statements.

Statements of Capital — Unaudited (in thousands, except par values and per share information)
For the Nine Months Ended September 30, 2005 and 2004

				Accumulated
				Other		Total
	Capital Stock*		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings **	Income (Loss)	Capital	Income
Balance, December 31, 2003	36,386	$3,638,720	$126,697	$(2,026)	$3,763,391

Proceeds from sale of capital stock	16,258	1,625,794	—	—	1,625,794
Redemption of capital stock	(13,162)	(1,316,297)	—	—	(1,316,297)
Net Income	—		117,101	—	117,101	$117,101
Net shares reclassified to mandatorily redeemable capital stock	(3,579)	(357,887)	—		(357,887)
Other comprehensive Income (loss) Net unrealized gains on available- for-sale securities				18	18	18
Net unrealized loss on hedging activities				(7,177)	(7,177)	(7,177)
Cash dividends ($1.28 per share) on capital stock	—	—	(44,623)	—	(44,623)

Balance, September 30, 2004	35,903	$3,590,330	$199,175	$(9,185)	$3,780,320	$109,942

Balance, December 31, 2004	36,550	$3,655,047	$223,434	$649	$3,879,130

Proceeds from sale of capital stock	17,938	1,793,842	—	—	1,793,842
Redemption of capital stock	(18,400)	(1,840,012)	—	—	(1,840,012)
Net Income			173,911	—	173,911	173,911
Other comprehensive Income (loss)
Net unrealized loss on available-for-sale securities				(1,498)	(1,498)	(1,498)
Net unrealized gain on hedging activity	—	—	—	4,067	4,067	4,067
Cash dividends ($3.18 per share) on capital stock	—	—	(114,550)		(114,550)

Balance, September 30, 2005	36,088	$3,608,877	$282,795	$3,218	$3,894,890	$176,480

*	putable; par value $100 per share.

**	Includes restricted retained earnings of $5,234 at September 30, 2005 and $0 at September 30, 2004.
The accompanying notes are an integral part of these unaudited financial statements.

Statements of Cash Flows — Unaudited (in thousands)
For the Nine Months Ended September 30, 2005 and 2004

	Nine months ended September 30,
	2005	2004
Operating Activities

Net Income	$173,911	$117,101
Cumulative effects of changes in accounting principles	(1,109)	1,305

Income before cumulative effects of changes in accounting principles	172,802	118,406

Adjustments to reconcile net income before cumulative effects of changes in accounting principles to net cash provided by
operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations,
investments, and mortgage loans	41,274	(9,062)
Concessions on consolidated obligations	9,457	11,361
Premises and equipment	3,105	2,767
Provision for credit losses on mortgage loans	70	—
Net realized gain on in substance maturity of held-to-maturity security	(35)	—
Net realized (gains) losses on sale of available-for-sale securities	(1,457)	—
Loss (gain) due to change in net fair value adjustments
on derivatives and hedging activities	6,671	(7,472)
Losses on extinguishment of debt	7,239	2,697
(Increase) in accrued interest receivable	(13,879)	(11,776)
(Increase) decrease in derivative assets, net accrued interest	(80,707)	17,141
Increase (decrease) in derivative liabilities, net accrued interest	40,899	(70,990)
(Increase) decrease in other assets	(3,122)	4,891
Increase (decrease) in Affordable Housing Program liability	6,770	(12,734)
(Decrease) increase in accrued interest payable	(4,564)	48,527
Increase in REFCORP liability	3,848	9,463
(Decrease) increase in other liabilities	(1,625)	5,197

Total adjustments	13,944	(9,990)

Net cash provided by operating activities	186,746	108,416

Investing activities

Net increase in interest-bearing deposits	(3,441,716)	(2,340,591)
Net increase in Federal funds sold	(2,479,000)	(1,352,000)
Purchase of held-to-maturity securities	(562,878)	(3,270,507)
Proceeds from maturities of held-to-maturity securities	2,395,564	2,674,629
Purchase of available-for-sale securities	(1,020,179)	(687,678)
Proceeds from sale of available-for-sale securities	1,402,234	—
Proceeds from maturities of available-for-sale securities	135,108	—
Principal collected on advances	320,983,298	433,321,106
Advances made	(315,114,756)	(435,685,086)
Purchase of mortgage loans held for investment	(362,194)	(384,641)
Principal collected on mortgage loans held for investment	117,368	—
Principal collected on other loans made	155	142
Net decrease in loans to other FHLBanks	—	60,000
Net decrease in deposits with other FHLBanks mortgage programs	—	651
(Increase) in premises and equipment	(1,322)	(1,015)

Net cash provided by (used in) investing activities	2,051,682	(7,664,990)

The accompanying notes are an integral part of these unaudited financial statements.

Statements of Cash Flows — Unaudited (in thousands)
For the Nine Months Ended September 30, 2005 and 2004

	Nine months ended September 30,
	2005	2004
Financing activities

Net increase (decrease) in deposits	$616,051	$(416,114)
Net (decrease) increase in other borrowings	(600)	3,900
Net proceeds from issuance of consolidated obligation bonds	16,533,330	23,399,220
Net proceeds from issuance of consolidated obligation discount notes	524,967,094	756,875,629
Payments for maturing consolidated obligation bonds	(22,332,210)	(18,266,277)
Payments for maturing/retiring consolidated obligation discount notes	(521,756,822)	(754,102,129)
Proceeds from issuance of capital stock	1,793,842	1,625,794
Payments for redemption of capital stock	(1,840,012)	(1,674,183)
Net (decrease) increase in mandatorily redeemable capital stock	(106,059)	179,402
Cash dividends paid	(114,550)	(44,623)

Net cash (used in) provided by financing activities	(2,239,936)	7,580,619

Net (decrease) increase in cash and cash equivalents	(1,508)	24,045
Cash and cash equivalents at beginning of the period	22,376	20,793

Cash and cash equivalents at end of the period	$20,869	$44,838

Supplemental disclosures:
Interest paid	$1,947,609	$1,027,531
AHP payments	12,798	26,332
REFCORP payments	39,630	5,028

Investing activities
Loans made to other FHLBanks	$(100,000)	$(1,575,000)
Principal collected on loans to other FHLBanks	100,000	1,635,000

Net change in loans to other FHLBanks	$—	$60,000

Financing activities
Proceeds from short-term borrowings from other FHLBanks	$555,000	$2,621,000
Payment of short-term borrowings from other FHLBanks	(555,000)	(2,621,000)

Net change in borrowings from other FHLBanks	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Financial Statements — Unaudited
Background
The Federal Home Loan Bank of New York (“FHLBNY” or “the Bank”) is a federally chartered corporation, exempt from federal, state and local taxes except real property taxes. It is one of twelve district Federal Home Loan Banks (“FHLBanks”). The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”). Each FHLBank is a cooperative owned by member institutions located within a defined geographic district. The members purchase capital stock in the FHLBank and receive dividends on their capital stock investment. The FHLBNY’s defined geographic district includes New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. The FHLBNY provides a readily available, low-cost source of funds for its member institutions. The FHLBNY does not have any wholly or partially owned subsidiaries, nor does it have an equity position in any partnerships, corporations, or off-balance-sheet special purpose entities.
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district, as can all community financial institutions. As a result of these requirements, the FHLBNY conducts business with related parties in the normal course of business. As is the nature of a cooperative, the FHLBNY considers all members as related parties in addition to other FHLBanks.
The FHLBNY’s primary business is making collateralized loans, known as “advances,” to members, and is the primary focus of the Bank’s operations and also the principal factor that impacts the financial condition of the FHLBNY.
The FHLBNY is supervised and regulated by the Federal Housing Finance Board (“Finance Board”), which is an independent agency in the executive branch of the U.S. government. The Finance Board ensures that the FHLBNY carries out its housing and community development mission, remains adequately capitalized and able to raise funds in the capital markets, and operates in a safe and sound manner. However, while the Finance Board establishes regulations governing the operations of the FHLBanks, the Bank functions as a separate entity with its own management, employees and board of directors.
On August 29, 2005, the FHLBNY filed Amendment No. 1 to its Form 10 (hereafter, “Form 10”) with the United States Securities and Exchange Commission (“SEC”). The FHLBNY’s registration with the SEC of its equity securities, pursuant to the Securities Exchange Act of 1934, was deemed effective on that date.
The FHLBNY obtains its funds from several sources. A primary source is the sale of FHLBank debt instruments to the public. The issuance and servicing of consolidated obligations are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Board. These debt instruments are known as consolidated obligations, since they represent the joint and several obligations of all the FHLBanks. Additional sources of FHLBNY funding are member deposits, other borrowings, and the issuance of capital stock. Deposits may come from member financial institutions and federal instrumentalities.
The FHLBNY’s website is www.fhlbny.com. The FHLBNY has adopted, and posted on the “Corporate Governance” section of its website, a Code of Business Conduct and Ethics applicable to all its employees and directors.

Notes to Financial Statements — Unaudited
Tax Status
Resolution Funding Corporation (REFCORP) Assessments. Although the FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax, it is required to make payments to REFCORP.
REFCORP was established by Act of Congress in 1989 to help facilitate the U.S. government’s bailout of failed financial institutions. The REFCORP assessments are used by the Treasury to pay a portion of the annual interest expense on long-term obligations issued to finance a portion of the cost of the bailout. Principal of those long-term obligations is paid from a segregated account containing zero-coupon U.S. government obligations, which were purchased using funds that Congress directed the FHLBanks to provide for that purpose.
Each FHLBank is required to pay 20 percent of income calculated in accordance with accounting principles generally accepted in the U.S. (“GAAP”) after the assessment for Affordable Housing Program, but before the assessment for the REFCORP. The Affordable Housing Program and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The Bank accrues its REFCORP assessment on a monthly basis.
Affordable Housing Program (“AHP”) Assessments. Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the Affordable Housing Program the greater of $100 million or 10 percent of regulatory net income. Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for Affordable Housing Program, but after the assessment for REFCORP.
Basis of Presentation
The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses during the report period. Although management believes these judgments, estimates, and assumptions to be reasonably accurate, actual results may differ. The information contained in the financial statements is unaudited. In the opinion of management, only normal recurring adjustments necessary for a fair statement of the interim period results have been made. Certain prior period amounts were reclassified to conform to current period presentation.
These unaudited financial statements should be read in conjunction with the FHLBNY’s audited financial statements for the year ended December 31, 2004, included in Form 10 filed on August 29, 2005.
Note 1 of “Notes to Financial Statements of the Federal Home Loan Bank of New York” filed with Form 10 on August 29, 2005 contains a summary of our significant accounting policies.
For additional information on recently issued accounting pronouncements, see Note 2 of the “Notes to Financial Statements of the Federal Home Loan Bank of New York” on Form 10 filed on August 29, 2005.

Notes to Financial Statements — Unaudited
Note 1. Accounting Adjustments, Change in Accounting Principle, and Recently Issued Accounting Standards & Interpretations
Accounting Adjustments
During the second quarter of 2005, the FHLBNY further refined the manner in which it measured ineffectiveness for certain highly-effective consolidated obligation and advance hedging relationships. The FHLBNY believes the refined methodology is closely in compliance with the valuation methodology prescribed under SFAS 133.
Under the FHLBNY’s prior approach in use since June 2004, the FHLBNY had appropriately adjusted the basis adjustment of the hedged consolidated bonds in the first period of the hedging relationship to ensure that only changes in value attributable to changes in interest rates were included in the basis adjustment. However, the FHLBNY had not continued to make adjustments to the changes in fair value of the hedged instruments to eliminate changes in value attributable to the passage of time from the calculated basis adjustments. In the second quarter of 2005, the FHLBNY retroactively computed the appropriate adjustments and recorded a charge to earnings of $3.9 million dollars with an offsetting increase in the basis of the hedged consolidated obligation bonds.
The FHLBNY had previously measured the ineffectiveness of hedged advances by discounting the future cash flows of the hedged advances by LIBOR, the FHLBNY’s adopted benchmark interest rate. However, the initial present value of cash flows was assumed to be the par value of the advance and a beginning model value was not calculated for comparison with end of period valuations. This resulted in an inappropriate gain being recorded in the first hedge period, and the reversing effects of the inappropriate gain being reflected over the remaining hedge period.
Under the more refined methodology, the FHLBNY has discounted the future cash flows of the hedged advance by adding a spread to the benchmark swap curve to adjust for the credit spread between the FHLBNY’s advance and the swap curve. This methodology eliminates the initial present value differences between par and the present value of future cash flows at hedge inception, and is in compliance with SFAS 133. As a result of the inappropriate use of its previous methodology, the FHLBNY made a cumulative change for prior periods in its second quarter of 2005 financial statements to implement the refined methodology, resulting in a $3.5 million charge to earnings.
Change in Accounting Principle for Amortization and Accretion of Premiums and Discounts on Mortgage Loans
Amortization and accretion on premiums and discounts on mortgage loans have been computed by the contractual method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“FAS 91”), effective January 1, 2005. Previously, amortization and accretion of premiums and discounts was computed using the retrospective method with estimated life, which requires a retrospective adjustment each time the FHLBNY changes the estimated remaining life of the mortgage loans. The retrospective method is intended to correct prior period reported amounts as if the new estimate had been known since the original acquisition date of the mortgage loans. While both methods are acceptable under GAAP, we believe that the contractual method is preferable because under the contractual method, the income effects of premiums and discounts are recognized in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs without regard to changes in estimates based on assumptions about future borrower behavior. As a result of the change in accounting principle, income of $1.1 million, before assessments, was recorded on January 1, 2005 as a cumulative effect of change in accounting principle.

Notes to Financial Statements — Unaudited
Recently Issued Accounting Standards & Interpretations
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 generally requires retrospective application to prior periods’ financial statements of all voluntary changes in accounting principle and changes required when a new pronouncement does not include specific transition provisions. This standard applies to FHLBNY January 1, 2006. We do not expect the adoption of SFAS 154 to have a significant impact on our financial statements.
In November 2005, the FASB issued FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, (“FSP 115-1”). FSP 115-1 supersedes EITF 03-1 and replaces the guidance set forth in EITF Topic No.-44. The guidance provides a model that should be followed in the determination of impairment on investment and debt securities. The FHLBNY does not expect FSP 115-1 to have a material impact on the FHLBNY’s financial statements.
The FASB has issued three proposed amendments to Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”(“FAS 140”): (1) provides guidance for determining whether financial assets must first be transferred to a qualifying special-purpose entity (“QSPE”) to be derecognized, (2) provides additional guidance on permitted activities of QSPEs, (3) eliminates the prohibition on a QSPE’s ability to hold passive derivative financial instruments that pertain to beneficial interests held by a transferor, and (4) requires that interests related to transferred financial assets held by a transferor must be initially measured at fair value. The proposed amendments also provides guidance for the accounting and additional disclosures for servicing of financial assets. The proposed amendment sets out to clarify the accounting for hybrid financial instruments and would amend Statement 133 and FAS 140. While we do not expect the amendments to have a material impact on the financial position of the FHLBNY, the impact, if any, cannot be fully assessed until the final guidance is issued.

Notes to Financial Statements — Unaudited
Note 2. Held-to-maturity Securities
Held-to-maturity securities consist of mortgage- and asset-backed securities (“MBS”), and state and local housing finance agency bonds. The amortized cost and the fair value of these securities were as follows (in thousands):

	September 30, 2005		December 31, 2004
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
State or local housing agency obligations	$1,022,534	$1,043,561	$1,056,982	$1,082,933

Mortgage-backed securities	9,018,150	9,013,597	10,813,692	11,011,944

Total	$10,040,684	$10,057,158	$11,870,674	$12,094,877

In the three months ended September 30, 2005, the FHLBNY sold $9.0 million of held-to-maturity MBS at a gain of $35 thousand to “clean-up” the residual balance of a security and the sale is considered an “in-substance maturity”, in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.
Securities Impairment
Temporary impairment. The following table summarizes held-to-maturity securities with fair values below their amortized cost, i.e., in an unrealized loss position. The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities to recovery of their value. In addition, the FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis below represent temporary impairment at September 30, 2005 and December 31, 2004 (in thousands):

	Less than 12 months		12 months or more
Impairment at September 30, 2005	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses
Mortgage- and residential asset-backed securities — fixed rate
AAA-rated	$3,761,203	$59,083	$1,574,169	$39,192
AA-rated	—	—	—	—
Below AA	—	—	—	—
Mortgage- and residential asset-backed securities — variable rate
AAA-rated	29,653	12	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—

	3,790,856	59,095	1,574,169	39,192

State and local housing finance agencies-fixed rate
AAA-rated	—	—	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—
State and local housing finance agencies-variable rate
AAA-rated	—	—
AA-rated	—	—
Below AA	—	—	—	—

	—	—	—	—

Total temporarily impaired	$3,790,856	$59,095	$1,574,169	$39,192

Notes to Financial Statements — Unaudited

	Less than 12 months		12 months or more
	Estimated Fair	Unrealized	Estimated Fair	Unrealized
Impairment at December 31, 2004	Value	Losses	Value	Losses
Mortgage- and residential asset-backed securities — fixed rate
AAA-rated	$3,904,642	$21,212	$7,357	$236
AA-rated	—	—	—	—
Below AA	—	—	—	—
Mortgage- and residential asset-backed securities — variable rate
AAA-rated	181,751	360	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—

	4,086,393	21,572	7,357	236

State and local housing finance agencies — fixed rate
AAA-rated	—	—	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—
State and local housing finance agencies — variable rate
AAA-rated	—	—	39,645	355
AA-rated	—	—	24,636	363
Below AA	—	—	—	—

	—	—	64,281	718

Total temporarily impaired	$4,086,393	$21,572	$71,638	$954

Note 3. Available-for-sale Securities
Available-for-sale securities consisted of variable -rate mortgage- and- asset backed securities. Amortized cost and fair values are summarized below (in thousands):

	September 30, 2005			December 31, 2004
			Estimated			Estimated
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gains (losses)	Value	Cost	Gains (losses)	Value
Mortgage-backed securities	$195,379	$742	$196,121	$711,123	$2,240	$713,363

Total	$195,379	$742	$196,121	$711,123	$2,240	$713,363

Notes to Financial Statements — Unaudited
Note 4. Advances
Advances outstanding at September 30, 2005 and December 31, 2004 are summarized below (in thousands):

	September 30, 2005		December 31, 2004
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Overdrawn demand deposit accounts	$25	4.65%	$237	4.75%
Due in one year or less	15,787,976	3.91%	23,111,281	2.90%
Due after one year through two years	7,835,950	3.76%	7,583,635	3.38%
Due after two years through three years	11,449,030	4.23%	7,967,893	3.05%
Due after three years through four years	3,344,203	4.31%	8,435,962	3.79%
Due after four years through five years	5,572,983	5.42%	2,300,288	4.91%
Thereafter	17,405,916	4.15%	17,865,330	4.65%

Total par value	61,396,083	4.18%	67,264,626	3.62%

Discount on AHP advances	(658)		(786)
Net premium on advances	1,285		1,784
SFAS 133 hedging adjustments	394,468		1,241,863

Total	$61,791,178		$68,507,487

Note 5. Mortgage Loans
Mortgage Partnership Finance Program® (“MPF”®) loans predominate the mortgage loans held for investment. The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from its participating members. Included in the total are outstanding balances of $48.5 million and $46.6 million at September 30, 2005 and December 31, 2004, for mortgage loans originated by the FHLBNY. The FHLBNY’s member institutions create, service, and credit-enhance the loans. No intermediary trusts are involved. Other loans consist entirely of loans in the Community Mortgage Partnership Asset (“CMA”) program, which has been inactive since 2001.
The following summarizes investments in mortgage loans (dollars in thousands):

	September 30,	December 31,
	2005	2004
Mortgage loans held for investment
MPF	$1,412,739	$1,166,185
Other	9,777	12,405

Total mortgage loans held for investment	1,422,516	1,178,590

Allowance for credit losses
MPF	416	346
Other	161	161

Total allowance for credit loss	577	507

Total mortgage loans held for investment, net	$1,421,939	$1,178,083

Notes to Financial Statements — Unaudited
The following provides a roll-forward analysis of the memoranda First Loss Account (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Beginning balance	$13,020	7,874	$11,710	5,607
Additions	333	682	1,643	2,949
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$13,353	$8,556	$13,353	$8,556

For more information with respect to the First Loss Account, refer to discussions with respect to the Mortgage Partnership Finance Program in Note 9 of Notes to the audited financial statements as of December 31, 2004 (page F-26) included in the Form 10 filed on August 29, 2005.
Note 6. Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes. The following summarizes outstanding balances at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Consolidated obligation bonds — amortized cost	$54,841,577	$60,678,941
SFAS 133 Fair Value Adjustments	(358,836)	(163,585)

Consolidated obligation bonds	54,482,741	60,515,356

Discount notes — amortized cost	22,936,214	19,641,626
SFAS 133 Fair Value Adjustments	(366)	—

Discount notes	22,935,848	19,641,626

Total consolidated obligations	$77,418,589	$80,156,982

Notes to Financial Statements — Unaudited
Note 7. Capital, Capital Ratios, and Mandatorily Redeemable Capital Stock
The FHLBanks, including the FHLBNY, have a unique cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY.
The members’ stock requirements are generally based on their use of FHLBNY products, subject to a minimum membership requirement, as prescribed by the FHLBank Act. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded.
Each member is currently required to hold capital stock in the FHLBNY equal to the greater of either:
•	5% of the member’s total outstanding advances; or

•	1% of the member’s total unpaid principal balance of residential mortgage loans (usually as of the most recent year-end); or

•	$500.
Under the existing capital structure, the FHLBNY’s capital stock is generally redeemable at the option of both the member and the FHLBNY with certain conditions. The FHLBNY has adopted a new Capital Plan that will be effective December 1, 2005. This plan impacts certain member rights, introduces new terms and requirements for member stock purchases, and specifies the actions that FHLBNY may take in the event of member excess stock redemption or member withdrawal requests. The FHLBNY will no longer have one class of member stock, but will have two subclasses of stock. Each subclass of member stock has a par value of $100 per share.
Leverage Limits and Unpledged Asset Requirements
The FHLBNY met the Finance Board’s requirement that unpledged assets, as defined under regulations, exceed the total of consolidated obligations at (in thousands):

	September 30,	December 31,
	2005	2004
Consolidated Obligations:
Bonds	$54,482,741	$60,515,356
Discount Notes	22,935,848	19,641,626

	$77,418,589	$80,156,982

Unpledged assets
Cash	20,869	22,376
Less: Member pass-through reserves at the FRB	(54,510)	(54,082)
Secured advances	61,791,178	68,507,487
Investments	21,936,390	18,362,906
Mortgage loans	1,421,939	1,178,083
Other loans	356	511
Accrued interest receivable on advances and investments	329,647	315,768
Less: Pledged assets	(458,177)	(1,091,677)

	84,987,692	87,241,372

Excess Unpledged assets	$7,569,103	$7,084,390

Finance Board regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located.

Notes to Financial Statements — Unaudited
The FHLBNY met the qualifying unpledged asset requirements in each of the periods reported as follows:

	September	December 31,
	2005	2004

Percentage of unpledged qualified assets to consolidated obligations	110%	109%

Capital Ratios
Finance Board regulations generally allow the FHLBanks, including the FHLBNY, to hold assets up to 21 times capital. However, a FHLBank whose average non-mortgage assets as defined in the Finance Board’s regulations that do not exceed 11 percent of its average total assets may hold assets in amounts up to 25 times capital. The FHLBNY was eligible for the higher asset-based leverage limit of 25 to 1 at September 30, 2005 and December 31, 2004.
At September 30, 2005 and December 31, 2004, FHLBNY met its regulatory requirements as follows:

	September 30, 2005		December 31, 2004
	Actual	Limits	Actual	Limits
Mortgage-backed securities investment authority	235%	300%	287%	300%

Leverage limits
Ratio of total assets to capital limit	21.85	25 times	22.10	25 times

Percentage of non-mortgage assets to total assets*	5.92%	11.00%	(0.34)%	11.00%

*	Under applicable regulations (12 CFR Part 966.3), deposit liabilities are subtracted and capital are subtracted from non-mortgage assets before calculating the ratio of non-mortgage assets to total assets. A negative percentage also indicates the limit has been met. For the purposes of this section, the amount of non-mortgage assets (after subtracting deposits and capital) equals total assets after deduction of: advances, acquired member assets, standby letters of credit, intermediary derivative contracts, and certain investments in mortgage-backed securities and state or local governmental units or agencies.
Mandatorily Redeemable Capital Stock
Generally, the FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income.
Mandatorily redeemable stock at September 30, 2005 and December 31, 2004 represents stock held by former members who are no longer members by virtue of being acquired by members of another FHLBank. Such stock will be repaid when the stock is no longer required to support outstanding transactions with the FHLBNY.

Notes to Financial Statements — Unaudited
Anticipated redemption terms of mandatorily redeemable capital stock were as follows at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Redemption within one year	$474	$106,141
Redemption after one year through less than two years	2,522	175
Redemption after two years through less than five years	17,198	9,923
Redemption after five years through less than ten years	284	10,294
Redemption after ten years through less than fifteen years	45	48

	$20,523	$126,581

The FHLBNY’s activity for mandatorily redeemable capital stock for the periods ended September 30, 2005 and December 31, 2004 were as follows (in thousands):

	September 30, 2005	December 31, 2004
Balance, beginning of period	$126,581	$—
Capital stock subject to mandatory redemption reclassified from equity on adoption of SFAS 150	—	357,887
Redemption of mandatorily redeemable capital stock	(106,058)	(231,306)

Balance, end of period	$20,523	$126,581

Redemption rights of members
Existing capital structure
A member may request the redemption of excess stock at any time in accordance with Finance Board regulations, and the request is revocable by the member. Such request is subject to the discretion of the Board of Directors of the FHLBNY and is not mandatory. However, redemption requests by members for excess stock are typically honored by the next business day. The FHLBNY may repurchase excess stock in its discretion at any time in accordance with Finance Board regulations.
Under the FHLBNY’s existing capital structure, a member who wishes to withdraw from membership must provide a withdrawal notice in writing six months prior to the withdrawal date. However, the member has the right to rescind the withdrawal notice without penalty at any time before the end of the six-month period.
Accounting considerations under existing capital structure
The three triggering events that could cause the FHLBNY to redeem capital stock are:
•	a member requests redemption of excess stock;

•	a member delivers notice of its intent to withdraw from membership; or

•	a member attains non-member status (through merger into or acquisition by a non-member, or involuntary termination from membership).

Notes to Financial Statements — Unaudited
Prior to the adoption of FAS 150 on January 1, 2004, the FHLBNY repurchased excess stock upon the receipt of a request for redemption of such stock from a member, and the member was typically paid by the next business day. Subsequent to the adoption of FAS 150, there has been no change in the payment policy and no change in the accounting. The FHLBNY’s repurchase policy, for transactions initiated by itself, has varied over time and is at the discretion of the Bank. Currently, the FHLBNY repurchases excess stock daily.
When a member delivers a notification of its intent to withdraw from membership, in accordance with FAS 150 the reclassification from equity to a liability occurs after the six-month waiting period has elapsed since, at such time, the notification becomes irrevocable. Based on the fact that the member’s notification of its intent to withdraw from membership can be withdrawn by the member without penalty, the FHLBNY considers the member’s intent regarding such notification to be non-substantive in nature and therefore no reclassification to liability is necessary at the time the notice is delivered. There have been no requests for withdrawals from membership since the adoption of FAS 150, and there were no requests outstanding at September 30, 2005 or December 31, 2004.
Subsequent to the adoption of FAS 150, the FHLBNY reclassifies stock from equity to a liability once a member attains non-member status (through merger into or acquisition by a non-member, or involuntary termination from membership).
New Capital Plan
The FHLBNY at its discretion may redeem stock in excess of the stock required to support the member’s business transactions with the FHLBNY. This type of stock is referred to as “Activity-Based Stock” in the Capital Plan. Under the new Capital Plan, no provision is available for the member to request the redemption of Activity-Based Stock. Separately, the member may request the redemption of Membership Stock (the capital stock representing the member’s basic investment in the FHLBNY) in excess of the member’s Membership Stock purchase requirement, and the FHLBNY may also in its discretion repurchase such excess stock.
Under the FHLBNY’s new Capital Plan, scheduled to become effective on December 1, 2005, a notice of intent to withdraw from membership must be provided to the FHLBNY five years prior to the withdrawal date. At the end of such five-year period, the FHLBNY is obligated to redeem such stock unless it is needed to meet any applicable minimum stock investment requirements that may be established in the Capital Plan (e.g., to help secure any remaining advances) or if other limitations apply as specified in the Capital Plan.
The redemption notice may be cancelled by giving written notice to the FHLBNY at any time prior to the expiration of the five-year period. Also, the notice will be automatically cancelled if, within five business days of the expiration of the five-year period, the member would be unable to meet its minimum stock investment requirements (as may be established in the Capital Plan) following such redemption. However, in contrast to current practice, if the member rescinds the redemption notice during the five-year period (or if the notice is automatically cancelled), the FHLBNY will charge a $500 cancellation fee, which may be waived only if the FHLBNY’s Board of Directors determines that the requesting member has a bona fide business reason to do so and the waiver is consistent with Section 7(j) of the Bank Act. Section 7(j) requires that the FHLBNY’s Board of Directors administer the affairs of the FHLBNY fairly and impartially and without discrimination in favor of or against any member.

Notes to Financial Statements — Unaudited
Accounting considerations under the new Capital Plan
The three triggering events that could cause the FHLBNY to redeem capital stock are:
•	a member requests redemption of excess stock;

•	a member delivers notice of its intent to withdraw from membership; or

•	a member attains non-member status (through merger into or acquisition by a non-member, or involuntary termination from membership).
The member’s request to redeem excess Membership Stock is considered to be revocable until the stock is repaid. Based on the fact that the member’s request to redeem excess Membership Stock can be withdrawn by the member without a penalty, the FHLBNY considers the member’s intent regarding such request to be non-substantive in nature and therefore no reclassification to liability will be necessary at the time the request is delivered.
Under the new Capital Plan, when a member delivers a notification of its intent to withdraw from membership, the reclassification from equity to a liability will become effective when the notification becomes irrevocable. Such notification will become irrevocable at the end of the aforementioned five-year waiting period. Based on the fact that the member’s notification of withdrawal from membership can be withdrawn by the member without substantive penalty, the FHLBNY considers the member’s intent regarding such notification to be non-substantive in nature and therefore no reclassification to liability will be necessary at the time the notification of the intent to withdraw is delivered.
Under the new Capital Plan, the FHLBNY will classify stock as a liability once a member attains non-member status (through merger into or acquisition by a non-member, or involuntary termination from membership).

Notes to Financial Statements — Unaudited
Note 8. Affordable Housing Program
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Beginning balance	$84,372	$84,352	81,580	92,541
Additions from current year’s assessments	6,876	4,709	19,568	13,597
Net disbursements for grants and programs	(2,898)	(9,255)	(12,798)	(26,332)

Ending balance	$88,350	$79,806	88,350	79,806

Note 9. Derivatives
The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans outstanding at September 30, 2005, and purchased caps and floors if the counterparty defaults and the related collateral, if any, is of no value to the FHLBNY. This collateral has not been sold or re-pledged.
Recording of Derivatives and Hedged items . The FHLBNY records derivatives on trade date, but records the associated hedged item on settlement date. Hedge accounting commences on trade date, at which time subsequent changes to the derivative’s fair value are recorded along with the offsetting changes in the fair value of the hedged item. On settlement date, the adjustments to the hedged item’s carrying amount are combined with the proceeds and become part of its total carrying amount.
The FHLBNY has defined its market settlement conventions for hedged items to be five business days or less for advances and thirty calendar days or less, using a next business day convention, for consolidated obligations bonds and discount notes. These market settlement conventions are the shortest period possible for each type of advances and consolidated obligations from the time the instruments are committed to the time they settle.
The FHLBNY considers hedges of committed advances and consolidated obligation bonds eligible for the short cut provisions, under paragraph 68 of FAS 133, as long as settlement of the committed asset or liability occurs within the shortest period possible for that type of instrument. The FHLBNY also believes the conditions of paragraph 69 (b) of FAS 133 are met if the fair value of the swap is zero on the date the FHLBNY commits itself to issue the consolidated obligation bond.

Notes to Financial Statements — Unaudited
The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding by SFAS 133 hedge type at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005		December 31, 2004
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest Rate Swaps
Fair value	$67,830,713	$(759,655)	$63,311,654	$(1,405,858)
Cash Flow	—	—	712,150	3,058
Economic	—	—	67,140	(3,402)
Interest Rate Caps/Floors
Fair Value	1,668,194	11	1,932,000	(11)
Mortgage delivery commitments
Cash Flow	2,227	(11)	10,316	16
Other
Intermediation, net	132,000	6	112,000	9

Total	$69,633,134	$(759,649)	$66,145,260	$(1,406,188)

The following table reconciles derivatives data by hedging classifications at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005		December 31, 2004
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Advances — fair value hedges	$32,793,619	$(395,143)	$29,701,594	$(1,237,680)
Advances — economic hedges	1,668,194	11	1,999,140	(3,413)
Consolidated obligations — fair value hedges	35,037,094	(364,512)	33,610,060	(168,178)
Mortgage loans — commitment	2,227	(11)	10,316	16
Cash Flow — anticipated transactions	—	—	712,150	3,057
Intermediary positions — economic hedges	132,000	6	112,000	9

Total notional and fair value	$69,633,134	$(759,649)	$66,145,260	$(1,406,189)

Total derivatives excluding accrued interest		$(759,649)		$(1,406,189)
Accrued interest		84,850		45,042

Net derivative balance		$(674,799)		$(1,361,147)

Net derivative asset balance		$12,184		$11,048
Net derivative liability balance		(686,983)		(1,372,195)

Net derivative balance		$(674,799)		$(1,361,147)

Notes to Financial Statements — Unaudited
Derivative Gains and Losses Reclassified from Accumulated other comprehensive income (loss) to Current Period Income
The following table summarizes changes in derivative gains and losses and reclassifications into current period earnings for the periods reported, as recorded in Accumulated other comprehensive income (loss) (in thousands):

	For the three months		For the nine months
	ended September 30 ,		ended September 30,
	2005	2004	2005	2004
Accumulated net gains and losses, beginning of year	$1,309	$2,478	$898	$(13)
Net hedging transactions	4,215	(9,722)	5,585	(7,215)
Reclassified into earnings	(559)	54	(1,518)	39

Accumulated net gains and losses, end of year	$4,965	$(7,190)	$4,965	$(7,189)

Earnings Impact of Hedging Activities
Net Realized and Unrealized Gains (Losses) on Derivatives and Hedging Activities
As a result of SFAS 133, the FHLBNY recorded the following net gains (losses) on derivatives and hedging activities for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net gains (losses) on derivatives and hedging activities
Gains (losses) related to fair value hedge ineffectiveness	$935	$793	$(1,849)	$12,679
(Losses) gains on economic hedges	(1,663)	(2,143)	(3,209)	(2,780)

Net (losses) gains on derivatives hedging activities	$(728)	$(1,350)	$(5,058)	$9,899

Cash Flow Hedges
There were no material amounts for the three or nine months ended September 30, 2005 and September 30, 2004 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. Over the next twelve months, it is expected that $2.0 million of net gains recorded in Accumulated other comprehensive income at September 30, 2005 will be recognized in earnings.

Notes to Financial Statements — Unaudited
Note 10. Employee Retirement Plans
The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“DB Plan”), a defined-benefit plan. Contributions to DB Plan charged to operating expenses for the three and nine months ended September 30, 2005 and 2004 were $1.8 million, $5.9 million, $1.4 million, and $3.7 million, respectively. The DB Plan is a multi-employer plan and does not segregate its assets, liabilities, or costs by participating employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the FHLBNY are not made.
The FHLBNY also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a defined contribution plan. The Bank’s contributions are equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBNY contributed $0.3 million, $0.8 million, $0.2 million, and $0.8 million for the three and nine months ended September 30, 2005 and 2004, respectively.
In addition, the FHLBNY maintains a deferred compensation plan, available to eligible employees, which is, in substance, an unfunded supplemental retirement plan, referred to as the Benefits Equalization Plan. The plan’s liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals.
Components of the net periodic pension cost for the FHLBNY’s supplemental retirement plan were as follows for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2005		September 30, 2005
Service	$(174)	$(150)	$(522)	$(450)
Interest	(166)	(166)	(498)	(498)
Amortization of unrecognized prior service cost	12	13	36	39
Amortization of unrecognized net loss	(166)	(168)	(498)	(504)

Net periodic benefit cost	$(494)	$(471)	$(1,482)	$(1,413)

The net periodic benefit cost for the Benefits Equalization Plan in 2005 is expected to be $1.8 million.

Notes to Financial Statements — Unaudited
The FHLBNY also offers a postretirement health benefit plan to retirees. There are no funded plan assets that have been designated to provide postretirement health benefits. Assumptions used in determining the accumulated postretirement benefit obligation (“APBO”) included a discount rate of 5.75%.
Components of the net periodic postretirement benefit cost for the FHLBNY’s postretirement health were as follows for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost (benefits attributed to services during the period)	$(170)	$(125)	$(510)	$(375)
Interest cost on accumulated postretirement benefit obligations	(144)	(124)	(432)	(372)
Amortization of loss	(92)	(90)	(276)	(270)

Net periodic postretirement benefit cost	$(406)	$(339)	$(1,218)	$(1,017)

Notes to Financial Statements — Unaudited
Note 11. Related Party Transactions
The FHLBNY is a cooperative and the members own almost all of the stock of the FHLBNY. Stocks that are not owned by members are held by former members. The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The FHLBNY conducts its advances business almost exclusively with members.
All transactions with all members and all directors are at terms similar to all members.
The following tables summarize outstanding balances and transactions with related parties at September 30, 2005 and December 31, 2004 (in thousands):
Related Party: Outstanding Assets, Liabilities, and Equity

	September 30, 2005		December 31, 2004
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$20,869	$—	$22,376
Interest-bearing deposits	—	6,248,585	—	2,806,870
Federal funds sold	—	5,451,000	—	2,972,000
Available-for-sale securities	—	196,121	—	713,363
Held-to-maturity securities	—	10,040,684	—	11,870,674
Advances	61,791,178	—	68,507,487	—
Mortgage loans*	—	1,421,939	—	1,178,083
Loans to other FHLBanks	—	—	—	—
Accrued interest receivable	260,200	69,447	252,517	63,251
Premises and equipment, net	—	11,248	—	13,030
Derivative assets	—	12,184	—	11,048
Other assets**	—	21,771	—	28,261

	$62,051,378	$23,493,848	$68,760,004	$19,678,956

Liabilities
Deposits	$2,913,070	$—	$2,297,019	$—
Consolidated obligations	—	77,418,589	—	80,156,982
Mandatorily redeemable capital stock	20,523	—	126,581	—
Accrued interest payable	—	433,179	—	437,743
Affordable Housing Program	88,350	—	81,580	—
Payable to REFCORP	—	13,815	—	9,966
Derivative liabilities	—	686,983	—	1,372,195
Other liabilities***	54,510	21,317	54,082	23,682

Total liabilities	3,076,453	78,573,883	2,559,262	82,000,568

Capital	3,894,890	—	3,879,130	—

	$6,971,343	$78,573,883	$6,438,392	$82,000,568

*	Includes de minimus amount of mortgage loans purchased from members of another FHLBank.

**	Includes amounts of miscellaneous assets that are not significant, but are considered related party.

***	Includes member pass-through reserves at the FRB.

Notes to Financial Statements — Unaudited
Related Party: Income and Expense transactions (in thousands):

	Three months ended				Nine months ended
	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
	Related	Unrelated	Related	Unrelated	Related	Unrelated	Related	Unrelated
Interest Income
Advances	$567,435	$—	$320,649	$—	$1,542,644	$—	$856,849	$—
Interest-bearing deposits	—	49,958	—	17,102	—	113,078	—	39,388
Federal funds sold	—	39,415	—	2,859	—	74,484	—	7,402
Available-for-sale securities	—	6,195	—	3,140	—	18,478	—	3,600
Held-to-maturity securities	—	137,778	—	140,347	—	435,312	—	401,067
Mortgage loans	—	17,774	—	12,773	—	50,501	—	34,044
Loans to other FHLBanks	9	—	29		9	—	78
All other	—	7	11		—	26	—	37

Total interest income	$567,444	$251,127	$320,689	$176,221	$1,542,653	$691,879	$856,927	$485,538

Interest Expense
Consolidated obligations	$—	$701,607		$420,457	$—	$1,896,558		$1,133,165
Deposits	16,310	—	5,244	—	43,984	—	14,185	—
Other borrowings		900	31	1,218	44	2,368	101	3,992
All Other			—	—	—	—	—	—

Total interest expense	$16,310	$702,507	$5,275	$421,675	$44,028	$1,898,926	$14,286	$1,137,157

Service Fees	$990		$1,211	—	$3,178	—	$3,616

Notes to Financial Statements — Unaudited
Note 12. Total Comprehensive Income
Total comprehensive income is comprised of Net Income and other comprehensive income (loss), which includes unrealized gains and (losses) on available-for-sale securities, unrealized net gains and losses from cash flow hedging activities and additional minimum liability on Benefits Equalization Plan.
Details of the Accumulated other comprehensive income and Total comprehensive income for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three months ended September 30, 2005 and 2004
	Available-		Benefit	Accumulated other		Total
	for-sale	Cash-flow	Equalization	Comprehensive		comprehensive
	securities	hedges	Plan	Income (Loss)	Net Income	income
Balance, June 30, 2004	$(450)	$2,478	$(2,012)	$16	—	—
Net change	468	(9,668)	—	(9,200)	$41,181	$31,981

Balance, September 30, 2004	$18	$(7,190)	$(2,012)	$(9,184)

Balance, June 30, 2005	$(290)	$1,309	$(2,489)	$(1,470)	—	—
Net change	1,032	3,656	—	4,688	$61,136	$65,824

Balance, September 30, 2005	$742	$4,965	$(2,489)	$3,218

	Nine months ended September 30, 2005 and 2004
	Available-		Benefit	Accumulated other		Total
	for-sale	Cash-flow	Equalization	comprehensive		Comprehensive
	securities	hedges	Plan	Income (Loss)	Net Income	income
Balance, December 31, 2003	$—	$(13)	$(2,013)	$(2,026)	—	—
Net change	18	(7,177)	—	(7,159)	$117,101	$109,942

Balance, September 30, 2004	$18	$(7,190)	$(2,013)	$(9,185)

Balance, December 31, 2004	$2,240	$898	$(2,489)	$649	—	—
Net change	(1,498)	4,067	—	2,569	$173,911	$176,480

Balance, September 30, 2005	$742	$4,965	$(2,489)	$3,218

Notes to Financial Statements — Unaudited
Note 13. Estimated Fair Values
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of September 30, 2005 were as follows (in thousands):

		Net
		Unrealized	Estimated
	Carrying	Gains	Fair
Financial Instruments	Value	Losses	Value
Assets
Cash and due from banks	$20,869	$—	$20,869
Interest-bearing deposits	6,248,585	(799)	6,247,786
Federal funds sold	5,451,000	(56)	5,450,944
Available-for-sale securities	196,121	—	196,121
Held-to-maturity securities	10,040,683	16,475	10,057,158
Advances	61,791,178	(95,320)	61,695,858
Mortgage loans, net	1,421,939	(13,250)	1,408,689
Accrued interest receivable	329,647	—	329,647
Derivative assets	12,184	—	12,184
Other assets	21,771	—	21,771

Liabilities
Deposits	2,913,070	21	2,913,049
Consolidated obligations
Discount notes	22,935,848	5,045	22,930,803
Bonds	54,482,741	106,493	54,376,248
Mandatorily redeemable capital stock	20,523	—	20,523
Accrued interest payable	433,179	—	433,179
Derivative liabilities	686,983	—	686,983
Other Liabilities	75,827	—	75,827
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of December 31, 2004 were as follows (in thousands):

		Net
		Unrealized	Estimated
	Carrying	Gains	Fair
Financial Instruments	Value	Losses	Value
Assets
Cash and due from banks	$22,376	$—	$22,376
Interest-bearing deposits	2,806,870	27	2,806,897
Federal funds sold	2,972,000	(19)	2,971,981
Available-for sale securities	713,363	—	713,363
Held-to-maturity securities	11,870,674	224,203	12,094,877
Advances	68,507,487	(3,466)	68,504,021
Mortgage loans, net	1,178,083	11,860	1,189,943
Accrued interest receivable	315,768	—	315,768
Derivative assets	11,048	—	11,048
Other Assets	28,261	23	28,284

Liabilities
Deposits	2,297,019	3	2,297,016
Consolidated obligations
Discount notes	19,641,626	3,134	19,638,492
Bonds	60,515,356	(166,313)	60,681,669
Mandatorily redeemable capital stock	126,581	—	126,581
Accrued interest payable	437,743	—	437,743
Derivative liabilities	1,372,195	—	1,372,195
Other Liabilities	77,764	—	77,764

Notes to Financial Statements — Unaudited
Note 14. Commitments and Contingencies
The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. Neither the FHLBNY nor any other FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), FIN 45 would have required FHLBNY to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liability as similar to a related party guarantee, which meets a scope exception in FIN 45. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at September 30, 2005 or December 31, 2004.
The par amounts of FHLBank’s outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $920.2 billion and $869.2 billion as of September 30, 2005 and December 31, 2004, respectively. Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume such an obligation on behalf of other FHLBanks at September 30, 2005 or any periods reported.
Conditional commitments for additional advances totalled approximately $21.2 billion and $10.4 billion as of September 30, 2005 and December 31, 2004, respectively. Commitments generally are for periods of up to twelve months. Extension of credit under these commitments is subject to certain collateral requirements and other financial criteria at the time the commitment is drawn upon.
Standby letters of credit are executed for members for a fee. A standby letter of credit is a financing arrangement between the FHLBNY and its member. If the FHLBNY is required to make payment for a beneficiary’s draw, these amounts are converted into collateralized advances to the member. Outstanding standby letters of credit were approximately $167.2 million and $119.5 million as of September 30, 2005 and December 31, 2004, respectively, and had original terms of up to fifteen years, with a final expiration in 2019. Unearned fees on standby letters of credit, recorded in other liabilities, were not significant as of September 30, 2005 and December 31, 2004. Unearned fees for transactions prior to 2003, as well as the value of the guarantees related to standby letters of credit entered into after 2002, are recorded in other liabilities. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit. Standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of letters of credit as of September 30, 2005 and December 31, 2004 approximated the carrying values.
Commitments which unconditionally obligate the FHLBNY to purchase mortgage loans under the Mortgage Partnership Finance Program (“MPF”) totalled $2.2 million and $10.3 million as of September 30, 2005 and December 31, 2004, respectively. Commitments are generally for periods not to exceed 45 business days. In accordance with SFAS 149, such commitments entered into after September 30, 2003 were recorded as derivatives at their fair value. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase in aggregate $475.9 million and $486.7 million as of September 30, 2005 and December 31, 2004.

Notes to Financial Statements — Unaudited
The FHLBNY generally executes derivatives with major banks and broker-dealers and usually enters into bilateral collateral agreements. As of September 30, 2005 and December 31, 2004, interest-bearing deposits included $0.5 billion and $1.1 billion in cash pledged by the FHLBNY as collateral to mitigate derivative counterparties’ credit-risk exposure to the FHLBNY related to derivatives.
The FHLBNY charged to operating expenses net rental costs of approximately $0.7 million and $2.2 million for the three and nine months ended September 30, 2005 and approximately $0.8 million and $2.3 million for the three and nine months ended September 30, 2004. Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY.
The following table summarizes commitments and contingencies as of September 30, 2005 (in thousands):

	Payments due or expiration terms by period as of September 30, 2005
		> 1 year	> 3 years
	<= 1 year	<= 3 years	<= 5 years	> 5 years	Total
Contractual Obligations Consolidated obligations bonds at par	$20,387	$24,907	$3,335	$6,169	$54,798
Mandatorily redeemable capital stock	474	8,402	11,319	329	20,523
Premise and equipment (rental and lease obligations)	2,794	5,691	4,409	15,940	28,834

Total contractual obligations	23,655	39,000	19,063	22,438	104,155

Other commitments
Standby letters of credit	122,744	26,934	5,824	11,699	167,201
Unused lines of credit and other conditional commitments	21,228,951	—	—	—	21,228,951
Consolidated obligation bonds traded not settled	740,900	—	—	—	740,900
Open delivery commitments	2,226		—	—	2,226

Total other commitments	22,094,821	26,934	5,824	11,699	22,139,278

Total commitments	$22,118,476	$65,934	$24,887	$34,137	$22,243,433

The FHLBNY does not anticipate any credit losses from its off-balance sheet commitments and accordingly no provision for losses on such commitments is required.
The FHLBNY is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, the FHLBNY does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBNY’s financial condition or results of operations.

Notes to Financial Statements — Unaudited
Note 15. Earnings per Share of Capital
The following table sets forth the computation of earnings per share of capital (in thousands except per share amounts):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income before cumulative effects of changes in accounting principles	$61,136	$41,181	$172,802	$118,406
Cumulative effects of changes in accounting principles	—	—	1,109	(1,305)

Net income available to stockholders	$61,136	$41,181	$173,911	$117,101

Weighted average shares of capital	36,756	37,838	36,790	38,072
Less: Mandatorily redeemable capital	(763)	(2,149)	(655)	(2,674)

Average number of shares of capital used to calculate earnings per share	35,993	35,689	36,135	35,398

Earnings per share of capital before cumulative effects of changes in accounting principles	$1.70	$1.15	$4.78	$3.34
Cumulative effects of changes in accounting principles	—	—	0.03	(0.04)

Net earnings per share of capital	$1.70	$1.15	$4.81	$3.30

Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents.
Note 16. Segment Information
The FHLBNY manages its operations as a single business segment. Management and the FHLBNY’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.
Advances to large members constitute a significant percentage of FHLBNY’s advance portfolio and its source of revenues.
The following table summarizes advances to the top 5 members at September 30, 2005 and interest income earned for the three and nine months ended September 30, 2005 (in millions):

				September 30, 2005
		At September 30, 2005		Three months	Nine months
		Par amount of	Percent of	Interest	Interest
Top Five Advance Holders	City, State	Advances	Advances	Income	Income
New York Community Bank	Westbury, NY	$6,254	10.19%	$68	$190
North Fork Bank	Mattituck, NY	5,350	8.71%	65	177
HSBC Bank, USA	Wilmington, DE	5,014	8.17%	45	116
Manufacturers & Traders Trust Company	Buffalo, NY	4,004	6.52%	35	95
Hudson City Savings Bank	Paramus, NJ	3,500	5.70%	37	100

		$24,122	39.29%	$250	$678

Notes to Financial Statements — Unaudited
The following table summarizes advances to the top 5 members at September 30, 2004 and interest income earned for the three and nine months ended September 30, 2004 (in millions):

				September 30, 2004
		At September 30, 2004		Three months	Nine months
		Par amount of	Percent of	Interest	Interest
Top Five Advance Holders	City, State	Advances	Advances	Income	Income
Green Point Bank	New York, NY	$5,225	8.20%	$40	$116
New York Community Bank	Westbury, NY	4,305	6.70%	55	153
Independence Community Bank	New York, NY	3,838	6.00%	39	98
HSBC Bank, USA	Wilmington, DE	3,512	5.50%	11	12
Manufacturers & Traders Trust Company	Buffalo, NY	2,939	4.60%	21	59

		$19,819	31.00%	$166	$438

The following table summarizes advances to the top 5 members at December 31, 2004 (in millions):

			December 31, 2004
				Percent of
	City	State	Advances	Advances
GreenPoint Bank	New York	NY	$5,125	7.60%
HSBC Bank USA	Buffalo	NY	5,012	7.50%
New York Community Bank	Westbury	NY	4,644	6.90%
Independence Community Bank	New York	NY	3,958	5.90%
Manufacturers and Traders Trust Company	Buffalo	NY	3,529	5.20%

			$22,268	33.10%

Part I.
Item 2. Management’s Discussion and Analysis
Forward-Looking Statements
Statements contained in this report, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), may be “forward-looking statements.” All statements other than statements of historical fact are statements that could potentially be forward-looking statements. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. These statements may involve matters pertaining to, but not limited to, projections regarding revenue, income, earnings, capital expenditures, dividends, the capital structure and other financial items; statements of plans or objectives for future operations; expectations of future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.
The Bank cautions that, by their nature, forward-looking statements involve risks or uncertainties, and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, readers are cautioned not to place undue reliance on such statements, which are current only as of the date thereof. The Bank will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Bank.
These forward-looking statements may not be realized due to a variety of risks and uncertainties including, but not limited to, the following:
•	Changes in demand for FHLBNY advances resulting from changes in FHLBNY members’ deposit flows and credit demands;

•	Volatility of market prices, rates, and indices or other factors that could affect the value of investments or collateral held by the FHLBNY as security for the obligations of FHLBNY members and counterparties to derivatives and similar agreements, which could result from the effects of, and changes in, various monetary or fiscal policies and regulations, including those determined by the Federal Reserve Board and the Federal Deposit Insurance Corporation;

•	Political events, including legislative, regulatory, judicial, or other developments that affect the FHLBNY, its members, counterparties, and/or investors in the consolidated obligations of the FHLBanks, such as changes in the Federal Home Loan Bank Act or Finance Board regulations that affect FHLBNY’s operations and regulatory oversight;

•	Competitive forces, including other sources of funding available to FHLBNY members without limitation, other entities borrowing funds in the capital markets, the ability to attract and retain skilled individuals; and general economic and market conditions.

•	The pace of technological change and the ability to develop and support technology and information systems, including the Internet, sufficient to manage the risks of the FHLBNY’s business effectively;

•	Changes in investor demand for consolidated obligations and/or the terms of derivatives and similar agreements, including without limitation changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities;

•	Timing and volume of market activity;

•	The ability to introduce new products and services and to successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;

•	Risk of loss arising from litigation filed against one or more of the FHLBanks; and

•	Inflation/deflation.
Business Overview
Financial Performance. As a cooperative, the FHLBNY seeks to maintain a balance between its public policy mission and its ability to provide adequate returns on the capital supplied by its members. The FHLBNY achieves this balance by delivering low-cost financing to members to help them meet the credit needs of their communities and by paying a dividend. Reflecting the FHLBNY’s cooperative nature, the FHLBNY’s financial strategies are designed to enable the FHLBNY to expand and contract in response to member credit needs. The FHLBNY invests its capital in high quality, short- and intermediate-term financial instruments. This strategy allows the FHLBNY to maintain liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations, and meet other obligations. The dividends paid by FHLBNY are largely the result of the FHLBNY’s earnings on invested member capital, net earnings on member credit, mortgage loans and investments, offset in part by the FHLBNY’s operating expenses and assessments. FHLBNY’s board of directors and management determine the pricing of member credit and dividend policies based on the needs of its members.
Historical Perspective. The fundamental business of the FHLBNY is to provide member institutions and housing associates with advances and other credit products in a wide range of maturities to meet their needs. Congress created the FHLBanks in 1932 to improve the availability of funds to support home ownership. Although the FHLBanks were initially capitalized with government funds, members have provided all of the FHLBanks’ capital for over 50 years.
Financial Highlights
The FHLBNY reported 2005 third-quarter net income of $61.1 million, or $1.70 per share of capital stock, compared with net income of $41.2 million, or $1.15 per share of capital, for the third quarter of 2004. Net income for the first nine months of 2005 was $173.9 million, or $4.81 per share, compared with $117.1 million, or $3.30 per share of capital, in the comparable period last year.
Reported amount of advances outstanding at September 30, 2005 was $61.8 billion, compared to $68.5 billion at December 31, 2004. These balances include the basis adjustment associated with the fair value of hedged advances. Par amount of advances outstanding, without the impact of the fair value basis adjustment, at September 30, 2005 was $61.4 billion, compared to $67.3 billion at December 31, 2004. Members’ demand for advances has been weak; there is a trend among members towards shrinking their balance sheets.

Selected financial metrics are presented below (in millions, except headcount and ratios)

						Nine months ended
						September 30,
As of or for the period ended	3Q 2005	2Q 2005	1Q 2005	4Q 2004	3Q 2004	2005	2004
Selected Statement of Conditions (period-end)
Investments	$21,936	$21,079	$19,255	$18,363	$19,123
Advances	61,791	64,566	62,711	68,507	65,739
Total assets	85,545	87,429	83,677	88,439	86,306
Consolidated obligations	77,419	79,321	76,021	80,157	78,443
Total Capital	$3,895	$3,965	$3,806	$3,879	$3,960

Selected Statement of Conditions (Average)
Investments	$20,607	$20,059	$18,446	$18,067	$17,452	$19,192	$16,994
Advances	62,359	64,269	65,880	66,866	65,111	64,156	64,759
Mortgage loans held for investment, net	1,394	1,353	1,255	1,114	1,019	1,334	865
Total assets	85,520	86,202	86,082	87,241	84,776	85,932	83,375
Consolidated Obligations	77,977	78,286	78,113	79,341	77,006	78,125	75,018
Total Capital	$3,885	$3,903	$3,803	$3,898	$3,955	$3,858	$3,687

Operating Results (dollars in millions, except percentages)
Net interest income	$100	$94	$97	$77	$70	$292	$191
Net income	$61	$53	$59	$44	$41	$174	$117
Return on average equity	6.28%	5.43%	6.21%	4.52%	4.15%	6.01%	4.23%
Return on average assets	0.29%	0.25%	0.27%	0.20%	0.19%	0.27%	0.19%
Operating Expenses	$15	$14	$15	$15	$13	$44	$36
Weighted average dividend rate	5.00%	4.70%	3.05%	2.22%	2.08%	4.25%	1.70%

Headcount	219	214	205	210	208	219	208

Critical Accounting Policies and Estimates
The FHLBNY has identified certain accounting policies that it believes are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios; estimating the liabilities for unfunded pension liabilities; estimating fair values on certain assets and liabilities, including investments classified as available -for-sale; all derivatives and associated hedged items accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and estimating the fair value of the collateral that members pledge for advance borrowings.
For additional information, refer to the Management’s Discussion and Analysis section of Form 10 that describes the critical accounting policies. Also, see Note 1 of the Notes to Financial Statements in the FHLBNY’s Form 10 filed on August 29, 2005.

Results of Operations
Net Income
The FHLBNY manages its operations as a single business segment. Advances to members are the primary focus of the FHLBNY’s operations, and is the principal factor that impacts its operating results. The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax. It is required to make payments to REFCORP, and set aside funds from its income, towards an Affordable Housing Program (“AHP”), together referred to as assessments.
Net income for the 2005 third-quarter was $61.1 million, compared to $41.2 million for the comparable quarter in 2004. Net income for the first nine months in 2005 was $173.9 million, compared to $117.1 million for the same period last year. Net income is after AHP and REFCORP assessments, which are a fixed percentage of the FHLBNY’s income.
Net Interest Income
Net interest income is a key metric for the FHLBNY. It was $99.8 million for the 2005 third-quarter, compared to $70.0 million for the comparable quarter in 2004. Net interest income for the first nine months in 2005 was $291.6 million compared to $191.0 million for the same period in 2004.

(dollars in thousands)	For the three months ended September 30,				For the nine months ended September 30,
			Dollar	Percentage			Dollar	Percentage
	2005	2004	Variance	Variance	2005	2004	Variance	Variance
Interest Income
Advances	$567,435	$320,649	$246,786	76.96%	$1,542,644	$856,849	$685,795	80.04%
Mortgage loans	17,774	12,773	5,001	39.15%	50,501	34,044	16,457	48.34%
Other	233,362	163,488	69,874	42.74%	641,387	451,572	189,815	42.03%

Total interest income	818,571	496,910	321,661	64.73%	2,234,532	1,342,465	892,067	66.45%

Interest Expense
Consolidated obligations	701,607	420,457	281,150	66.87%	1,896,558	1,133,165	763,393	67.37%
Other	17,210	6,493	10,717	165.05%	46,396	18,278	28,118	153.84%

Total interest expense	718,817	426,950	291,867	68.36%	1,942,954	1,151,443	791,511	68.74%

Net interest income before loan loss provision	$99,754	$69,960	$29,794	42.59%	$291,578	$191,022	$100,556	52.64%

The increase in the 2005 third-quarter and year-to-date results compared to the same periods in 2004 is attributable to three principal factors. First, the benefits from selective pricing increases on advances instituted throughout 2004 are being realized in 2005. Second, during the early quarters in 2004, spreads were also depressed as a result of high-coupon debt that remained after the high-yielding mortgage-backed securities had been sold in the third quarter of 2003. That negative condition was largely eliminated in 2005. Third, the FHLBNY earns significant income from earning on assets funded by non-interest bearing capital and other funds. In the steadily rising interest rate environment in 2005, earnings from the deployment of capital have made a stronger contribution to net interest income compared to the same periods in 2004.

Net interest income has also improved as a result of higher yields from investments as a result of the general increase in the interest rate environment. Interest income from investments in fixed-rate, held-to-maturity mortgage-backed securities have also improved as result of two factors. Prepayment speeds have slowed dramatically in the current interest rate environment, resulting in a relative decline in amortization expense. In addition, the FHLBNY’s change in the manner of estimating the level yield amortization retrospectively on mortgage-backed securities resulted in a change that increased net interest income by $7.9 million during the nine months ended September 30, 2005. New acquisitions to replace paydowns of MBS have been at higher coupons in a rising interest rate environment. These factors together explain the increase in interest income from investments during the three and nine months ended September 30, 2005 compared to the same periods in 2004. Investment volume, however, has declined, and this has offset much of the increase from the contribution from higher coupons.
Increase in investor demand for FHLBank debt has had a positive effect of restraining the increase in the cost of debt issued during most of the nine months ended September 30, 2005. Increases in coupons for longer-term debt issuances have been restrained despite the general increase in the interest rate environment. The cost of debt (FHLBNY’s consolidated bonds and discount notes) has improved during the three and nine months ended September 30, 2005, in relative terms given the general trend in a steadily rising rate environment, compared to the same periods in 2004. The increased use of step-up bonds, at advantageous executions over equivalent tenor consolidated bonds, has also yielded positive results. While consolidated bond executions have been at favorable spreads in the three and nine months ended September 30, 2005, consolidated obligation discount note executions have been at even more favorable spreads, and the FHLBNY has increased its use of discount notes as a funding mechanism.

Spread/Yield Analysis
The following tables summarize certain information about average balances of the FHLBNY’s assets and liabilities and their related yields and cost for the three and nine months ended September 30, 2005 and 2004. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities.

			For the three months ended
	September 30, 2005				September 30, 2004
		Interest			Interest
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(Annualized)	Balance	Expense	(Annualized)
Earning Assets:
Advances	$62,359	$567	3.61%	$65,109	$321	1.96%
Interest-earning deposits	5,717	50	3.47%	4,782	17	1.42%
Federal funds sold	4,474	39	3.50%	790	3	1.44%
Investments	11,095	145	5.15%	12,569	143	4.54%
Mortgage and other loans	1,394	18	5.17%	1,026	13	4.96%

Total interest-earning assets	85,039	819	3.82%	84,276	497	2.35%

Funded By:
Consolidated obligations	77,977	702	3.57%	76,995	421	2.17%
Interest-bearing deposits and other borrowings	2,119	17	3.21%	1,692	6	1.50%

Total interest-bearing liabilities	80,096	719	3.56%	78,687	427	2.16%

Capital and other non-interest-bearing funds	4,943	—		5,589	—

Total Funding	$85,039	719		$84,276	427

Net Interest Spread		$100	0.2606%		$70	0.1875%

Net Interest margin (Net interest income/Earning Assets)			0.468%			0.331%

			For the nine months ended
	September 30, 2005			September 30, 2004
		Interest			Interest
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(Annualized)	Balance	Expense	(Annualized)
Earning Assets:
Advances	$64,156	$1,543	3.21%	$64,758	$857	1.77%
Interest-earning deposits	4,923	113	3.07%	4,460	39	1.18%
Federal funds sold	3,199	74	3.11%	857	7	1.15%
Investments	11,818	454	5.13%	11,944	405	4.53%
Mortgage and other loans	1,334	51	5.11%	875	34	5.21%

Total interest-earning assets	85,430	2,235	3.50%	82,895	1,342	2.16%

Funded By:
Consolidated obligations	78,125	1,897	3.25%	75,018	1,133	2.02%
Interest-bearing deposits and other borrowings	2,232	46	2.77%	2,038	18	1.20%

Total interest-bearing liabilities	80,357	1,943	3.23%	77,056	1,151	2.00%

Capital and other non-interest bearing funds	5,073	—		5,839	—

Total Funding	$85,430	1,943		$82,895	1,151

Net Interest Spread		$292	0.2652%		$191	0.1666%

Net Interest margin (Net interest income/Earning Assets)			0.457%			0.307%

Rate and Volume Analysis
The Rate and Volume Analysis shows the changes in interest income, interest expense, and net interest income that were due to changes in volumes and rates.
The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the FHLBNY’s interest income and interest expense during the three and nine months ended September 2005 and 2004 (dollars in millions):

	For the three months ended
	September 30, 2005 vs. September 30, 2004
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$(13.6)	$259.5	$245.9
Interest-earning deposits	3.4	29.5	32.8
Federal funds sold	13.4	23.2	36.5
Investments	(16.9)	17.0	.1
Mortgage and other loans	4.7	0.7	5.4

Total interest income	(9.1)	329.8	320.7

Interest Expense
Consolidated obligations	5.4	274.6	280.0
Deposits and borrowings	1.6	9.1	10.7

Total interest expense	7.0	283.7	290.7

Changes in Net Interest Income	$(16.1)	$46.1	$30.0

	For the nine months ended
	September 30, 2005 vs. September 30, 2004
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$(8.0)	$693.6	$685.6
Interest-earning deposits	4.1	69.6	73.7
Federal funds sold	20.2	46.9	67.1
Investments	(4.2)	53.4	49.1
Mortgage and other loans	17.9	(1.0)	17.0

Total interest income	30.0	862.5	892.5

Interest Expense
Consolidated obligations	46.9	716.5	763.4
Deposits and borrowings	1.7	26.3	28.0

Total interest expense	48.7	742.7	791.4

Changes in Net Interest Income	$(18.7)	$119.8	$101.1

Analysis of Interest Spreads
Interest spreads measure the basic earning power of the FHLBNY, and this measure is presented in the analysis that follows on the economics of the Bank’s interest earning assets and interest costing liabilities.
On a GAAP basis, the net interest spread for the three months ended September 30, 2005 was 26.1 basis points, up from 18.8 basis points for the three months ended September 30, 2004. Net interest spread earned over the nine months ended September 30, 2005 was 26.5 basis points versus 16.7 basis points earned in the comparable nine months in 2004. The FHLBNY had selectively increased pricing on certain advances throughout 2004, and the significant improvements for the quarter ended September 30, 2005 and nine months ended 2005 are indicative of the cumulative results of the pricing strategy. Yields from advances increased by 144 basis points for the nine months ended September 30, 2005 and 165 basis points in the three months ended September 30, 2005 over the comparable period in 2004. During the three months ended September 30, 2005, the FHLBNY has held its pricing at the same levels established in 2004, and no material changes in pricing strategy has been implemented in 2005.
Yields from investments grew by only 60 basis points during both the three and nine months ended September 30, 2005 from the comparable period in 2004. Investment yields have not kept pace with the general increase in cost of funds and the FHLBNY has taken the view that the current pricing and coupons do not justify additional acquisition. Investment volume, as a result has been negative compared to comparable periods in 2004, and reflects the FHLBNY’s policy of reducing its held-to-maturity securities portfolio, and also to sacrifice advance volume for higher yields.
Volume declines in advances and investments were partly offset by the FHLBNY’s decision to increase investment in short-term federal funds sold and increase short-term liquidity.
Reported yields with respect to advances and debt do not necessarily equal the coupons on the instruments. The FHLBNY uses derivatives extensively to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the FHLBNY and hedged with an interest rate swap, it effectively converts the debt into a simple floating-rate bond, typically resulting in funding at an advantageous price. Similarly, the FHLBNY makes fixed-rate advances to members and may hedge the advance with a pay-fixed, receive variable interest rate swap that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. The following table summarizes the impact of interest rate swaps on gross interest income and interest expense for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Gross interest income before adjustment for interest rate swaps	$895,618	$734,333	$2,576,538	$2,116,707
Net interest adjustment for interest rate swaps	(77,047)	(237,423)	(342,006)	(774,242)

Total interest income reported	$818,571	$496,910	$2,234,532	$1,342,465

Gross interest expense before adjustment for interest rate swaps	$705,367	$528,198	$1,959,911	$1,534,624
Net interest adjustment for interest interest rate swaps	13,450	(101,248)	(16,957)	(383,181)

Total interest expense reported	$718,817	$426,950	$1,942,954	$1,151,443

Non-Interest Income
The following table summarizes non-interest income (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Other income:
Service fees	$990	$1,211	$3,178	$3,616
Net realized and unrealized gain (losses) on derivatives and hedging activities	(728)	(1,350)	(5,058)	9,898
Realized gains on investment securities	1,493	—	1,493	—
Other, net	(2,042)	10	(7,228)	(2,600)

Total other income	$(287)	$(129)	$(7,615)	$10,914

Other income consists of service fees from various correspondent services provided to members, fees earned on standby letters of credit, Net realized and unrealized gains and losses from derivatives and hedging activities, and Other, net, which is composed almost entirely of the cost of retiring debt.
Service fees from providing certain correspondence banking services is not a large factor in determining the financial results of the FHLBNY and such services are provided to assist our smaller members.
Net realized and unrealized gains and losses from hedging activities are typically determined by changes in the interest rate environment and the degree of ineffectiveness of hedging relationships between the change in the fair value of derivatives and change in the fair value of the hedged assets and liabilities attributable to changes in interest rates. In aggregate, the FHLBNY recorded a net realized and unrealized loss of $0.7 million and $5.1 million for the three months and nine months ended September 30, 2005, compared to a loss of $1.4 million in the three months ended September 30, 2004 and a gain of $9.9 million for the nine months ended September 30, 2004. In June 2004, the FHLBNY changed the manner in which it assessed effectiveness for certain debt hedging relationships. Under the prior approach, the FHLBNY inappropriately assumed no ineffectiveness for certain hedges of debt. Under the new method, the FHLBNY began measuring effectiveness, and the cumulative impact of $9.3 million was recorded during the second quarter 2004. In the second quarter of 2005, the FHLBNY refined its methodology for computing the fair value basis adjustments for certain hedged advances, resulting in $3.5 million charge to net realized and unrealized gains and losses from hedging activities.
Realized gains from sale of available -for-sale securities were $1.5 million, and these were mostly realized in the three months ended September 30, 2005. Realized gain from an in-substance maturity of a single held-to-maturity security in the same period was a de minimis gain of $35 thousand. The sale was to “clean up” the residual amount of the security and streamline operational issues.
Other, net, consists principally of the recorded loss from early retirement of consolidated obligation debt. During the nine months ended September 30, 2005, the FHLBNY retired $189.5 million of consolidated obligation debt, of which $75.0 million was retired during the three months ended September 30, 2005. Debt retired was at a cost that exceeded book value by about $7.3 million for the nine months ended September 30, 2005, of which $2.0 million was realized during the three months ended September 30, 2005. The comparable amount of debt retired during the nine months ended September 30, 2004 was $88.6 million, at a cost that exceeded book value by $2.7 million. The bonds retired were associated principally with assets that had been prepaid.
Non-Interest Expense
Non-interest expense consists of operating expenses and costs allocated to the FHLBNY by the Office of Finance and the Finance Board to cover their operating expenses. Operating expenses include the administrative and operating costs of providing advances to members, managing the investment portfolios and mortgage programs, and providing correspondent services to members.
The following table summarizes non-interest expenses (in thousands):

	For the three months		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Other expenses:
Operating	$14,847	$12,388	$43,836	$36,494
Finance Board and Office of Finance	1,310	1,258	4,207	4,163

Total other expenses	$16,157	$13,646	$48,043	$40,657

The following table summarizes operating expenses (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Salaries and Employee Benefits	$9,514	$8,634	$28,390	$24,257
Occupancy	908	953	2,632	2,660
Depreciation and leasehold improvements	1,035	922	3,105	2,767
Computer service agreements and contractual service	855	563	2,939	2,505
Professional fees	859	133	2,183	282
Legal	245	204	735	680
Other	1,431	979	3,852	3,343

Total operating expenses	$14,847	$12,388	$43,836	$36,494

Operating expenses have increased substantially in the three and nine months ended September 30, 2005 over the comparable period in 2004. The increases were primarily attributable to significant increases in pension and supplemental retirement plans, medical insurance costs, consulting fees related to the implementation of Section 404 reporting and other control requirements under the Sarbanes-Oxley Act, the legal and accounting costs associated with the FHLBNY’s registration with the Securities and Exchange Commission, and the costs associated with a long-range review of the FHLBNY’s information technology systems.
Expenses allocated by the Office of Finance and the Finance Board to the FHLBNY totalled $4.2 million and $1.3 million for the nine and three months ended September 30, 2005, and are comparable to expenses incurred in 2004 for the same periods. The Finance Board is the safety and soundness regulator of the FHLBanks, including the FHLBNY. The Office of Finance is a joint office of the 12 FHLBanks that facilitates the issuance and servicing of consolidated obligation bonds and discount notes on behalf of the 12 FHLBanks.
Assessments
Each FHLBank is required to set aside a proportion of earnings to fund its Affordable Housing Program and to satisfy its Resolution Funding Corporation assessment. These are more fully described under the section “Tax Status” in Notes to Financial Statements — unaudited.
For the three and nine months ended September 30, 2005, the FHLBNY accrued $15.3 million and $43.5 million towards its obligations to the Resolution Trust Corporation, and accrued $10.3 million and $29.3 million in the comparable periods in 2004. The Affordable Housing Program accrual was $6.9 million and $19.6 million for the three and nine months ended September 30, 2005, compared to $4.7 million and $13.6 million for the comparable periods in 2004. Assessments are analogous to a tax on income and the increase reflects the increase in pre-assessment income for the three months and nine months ended September 30, 2005 compared to the same periods in 2004.

Financial Position — Assets, Liabilities and shareholders capital
Total balance sheet assets at September 30, 2005 stood at $85.5 billion, down from $88.4 billion at December 31, 2004. The decrease was primarily due to a $6.7 billion decline in the reported amount of outstanding advances and a $1.8 billion decline in the held-to-maturity securities. The declines were partially offset by the increase in short-term investments in certificates of deposits and Federal funds sold.
Liabilities were down by approximately $2.9 billion from $84.6 billion at December 31, 2004 to $81.7 billion at September 30, 2005, due primarily to the decrease in the outstanding balance of consolidated obligations in line with the decrease in funding requirements at September 30, 2005.
Total capital at September 30, 2005 stood at $3.9 billion, almost unchanged from December 31, 2004. There was no excess stock at September 30, 2005 or at December 31, 2004. For more information with respect to excess stock or rights of stockholders, refer to Note 7, in Notes to Financial Statements — unaudited. Unrestricted retained earnings grew to $277.6 million at September 30, 2005, up from $223.4 million at December 31, 2004.
Advances
The FHLBNY’s primary business is making collaterized loans, known as “advances” to members.
Advances – By type
The following table summarizes advances by product types (dollar amounts in thousands):

	September 30, 2005		December 31, 2004
		Percentage		Percentage
	Amounts	of total	Amounts	of total
Adjustable Rate Credit	$13,265,779	21.61%	$13,891,305	20.65%
Fixed rate Advances	25,524,756	41.57%	24,116,211	35.86%
Repurchase (Repo) Agreement	16,915,666	27.55%	19,526,844	29.03%
Short-Term Advances	3,448,575	5.62%	7,761,630	11.54%
Mortgage Matched Advances	934,919	1.52%	1,032,075	1.53%
Overnight Line of Credit (OLOC) Advances	1,198,966	1.95%	841,225	1.25%
All other categories	107,422	0.18%	95,336	0.14%

Total par value of advances	$61,396,083	100.00%	$67,264,626	100.00%

The reported amount of advances of $61.8 billion at September 30, 2005 and $68.5 billion at December 31, 2004, includes fair value basis adjustments of $394.5 million and $1.24 billion, which principally represent the effects of changes in interest rates. Par amount of advances outstanding, a measure of economic activity, is a more meaningful metric for an analysis of demand for advances by members.
Par amount of advances stood at $61.4 billion, a decline of $5.9 billion from $67.3 billion at December 31, 2004. In an environment of a relatively flat yield curve, member appetite for acquiring assets has not been strong. Consequently, member demand for advances was also not strong.
Repo Advances declined by $2.6 billion to $16.9 billion at September 30, 2005 compared to December 31, 2004. Repo advances are secured by eligible securities, which are typically U.S. Treasuries, Agency-issued debentures and mortgage-backed securities. Repo advances may be structured as “bullets” or with a put option by which the FHLBNY may put the advance after a predetermined lockout period.

The largest component of the decline in the Repo advance category was Repo convertible with the put feature, as members chose not to replace advances that were put or matured.
Demand for Repo advances has declined over the last two years and the product type has been under intense competitive pressure. In an extremely competitive pricing environment, FHLBNY has decided to maintain pricing discipline and sacrifice volume to maintain margins. Competition in the securities repurchase market varies widely, depending on participants’ preference in acquiring specific securities. Another factor is members’ preferences for their balance sheet mix and the securities they have available to pledge as collateral to secure Repo advances. As members liquidate their securities or allow securities to run off their books at maturity, they have fewer securities to pledge as collateral for Repo borrowings. Conversely, as members increase their securities holdings, demand for Repo advance borrowings increases.
Member appetite for short-term, fixed-rate advances was soft, and the amount outstanding declined by $4.3 billion at September 30, 2005. Increase in short-term rates and “tight” pricing has restrained member borrowings. These advances have maturities ranging from overnight to less than a year, and the product is subject to variability in demand as it tends to reflect shorter-term liquidity needs of members.
Adjustable-rate Credit Advances (“ARC Advances”) decreased by $0.6 billion to $13.3 billion at September 30, 2005 compared to December 31, 2004. ARC advances are medium-and long-term lending and are typically indexed to LIBOR or Federal funds rate.
Fixed Rate advances increased by $1.4 billion to $25.5 billion at September 30, 2005 compared to December 31, 2004. Within this category, the largest increase was in member demand for fixed-rate putable advance. Fixed rate putable advances are competitively priced where the FHLBNY has purchased the option from the member to put the advance at predetermined exercise dates. This feature lowers the members’ cost of the advance.

Investment
Total FHLBNY investments consisted of investment securities classified as held-to-maturity, available-for-sale securities, interest-bearing deposits, certificates of deposits, and Federal funds sold. Finance Board regulations prohibit the FHLBNY from trading in investment securities, and the FHLBNY does not operate trading accounts.

			September 30, 2005
			vs.
			December 31, 2004
(dollars in thousands)	September 30,	December 31,	Dollar	Percentage
	2005	2004	Variance	Variance
Held-to-maturity securities	$10,040,684	$11,870,674	$(1,829,990)	-15.42%
Available-for-sale securities	196,121	713,363	(517,242)	-72.51%

Total investment securities	10,236,805	12,584,037	(2,347,232)	-18.65%

Interest-bearing deposits	6,248,585	2,806,870	3,441,715	122.62%
Federal funds sold	5,451,000	2,972,000	2,479,000	83.41%

Total investments	$21,936,390	$18,362,907	$3,573,483	19.46%

The FHLBNY invests in securities authorized by Finance Board policies and regulations. The Bank also maintains substantial investments in high-quality short- and intermediate-term financial instruments.
Held-to-maturity Securities
Mortgage- and asset-backed securities (“MBS”) constituted the predominant component of the held-to-maturity securities. All MBS securities were rated triple -A by a nationally recognized statistical rating organization (“NRSRO”). The FHLBNY’s remaining held-to-maturity investments at September 30, 2005 consisted of $1.0 billion in housing-related obligations of state and local governments and their housing agencies (“HFA”), almost unchanged from December 31, 2004. These obligations carried a rating of double-A or higher. Estimated fair values of held-to-maturity securities were in excess of book values.
The FHLBNY has been selective in replacing MBS pay-downs, electing instead to allow its portfolio to decline. While the Finance Board regulations allow the FHLBNY to purchase MBS up to 300% of capital, the FHLBNY has decided at this time to sacrifice the relatively higher income stream from MBS and opted instead to take a conservative posture with respect to acquisition of mortgage- and asset- backed securities. The FHLBNY believes that market pricing is unattractive from an interest rate risk and reward perspective. MBS as a percentage of capital stood at 235% at September 30, 2005 compared to 287% at December 31, 2004. During the three months ended September 30, 2005, the FHLBNY sold about $9.0 million of held-to-maturity MBS to “clean-up” the residual balance of a security. The FHLBNY considers this to be an in-substance maturity. Sale proceeds exceeded book value by a de minimis amount. The FHLBNY closely monitors all its investments, and particularly its investments in mortgage- and asset- backed securities.
Amortized cost basis of held-to-maturity MBS at September 30, 2005 was $9.02 billion, compared to its fair value of $9.01 billion. The fair value of state or local housing agency bonds was $1.0 billion slightly higher than its reported book value. The fair value of held-to-maturity securities, which are primarily fixed rate securities at September 30, 2005 and December 31, 2004, are based on securities dealers’ market values or derived from quoted market prices of similar mortgage loans. Fair values of fixed-rate securities are affected by changes in market interest rates. The FHLBNY conducted a review and evaluation of the securities portfolio to determine if the decline, if any, in the fair value of any security below its carrying value is other than temporary. The FHLBNY generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with the FHLBNY’s experience. The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities until recovery of their value.
Available-for-sale securities
The available -for-sale investment portfolio consists of variable -rate mortgage-backed securities issued mainly by the Federal National Mortgage Association (“Fannie Mae”) at September 30. 2005. The outstanding amount at December 31, 2004 also included securities issued by the Federal Home Loan Mortgage Corporation. (“Freddie Mac”). Neither Fannie Mae nor Freddie Mac are agencies of the U.S. Government nor are their securities guaranteed by the U.S. Government.
The FHLBNY has also opted to reduce its holdings of available -for-sale portfolio, consistent with its overall objective at this time to take a cautious approach to investing in MBS. Par amount of $1.4 billion was sold, mostly during the three months ended September 30, 2005, at a realized gain of $1.5 million. The fair value of available -for-sale securities exceeded reported book values at September 30, 2005 and December 31, 2004. All securities were rated triple -A by a nationally recognized statistical rating organization.
Short-term and overnight assets
At September 30, 2005, interest-bearing deposits included investments in certificates of deposits totalling $5.8 billion up from $1.7 billion at December 31, 2004. Federal funds sold at September 30, 2005 stood at $5.5 billion, up from $3.0 billion at December 31, 2004. The FHLBNY maintains a significant portfolio of highly liquid Federal funds as a means to ensure liquidity for its members borrowing needs. Historically, the FHLBNY has been a major provider of Federal funds, allowing the FHLBNY to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.
Cash deposits pledged with derivative counterparties declined in parallel with the decline in the fair value exposure of FHLBNY’s derivatives trades at September 30, 2005. The pledged balances, all interest-earning cash deposits, were $0.5 billion at September 30, 2005 compared to $1.1 billion at December 31, 2004.

Mortgage Loans held for investment
The following table presents information on mortgage loans held for investment (in thousands):

	September 30, 2005		December 31, 2004
	2005	Percentage	2004	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$587,804	41.6%	$516,666	44.2%
Fixed long-term single-family mortgages	816,062	57.7%	641,730	54.8%
Multi-family mortgages	6,910	0.5%	9,493	0.8%
Non-residential mortgages	2,728	0.2%	2,771	0.2%

Total par value	1,413,504	100.0%	1,170,660	100.0%

Net unamortized premiums	9,012		7,930

Total mortgage loans held for investment*	$1,422,516		$1,178,590

*	Before allowance for credit losses
During the nine months ended September 30, 2005, the FHLBNY added $362.2 million in new loans; run-offs totalled $117.4 million in the period. The total portfolio of mortgage-loans comprised principally of investments in Mortgage Partnership Finance loans, and Community Mortgage Asset loans, which has not been active since 2001, and has declined steadily over time; loan balances in Community Mortgage Asset loans aggregated $9.8 million and $12.4 million at September 30, 2005 and December 31, 2004, respectively.
Deposit Liabilities
At September 30, 2005, the FHLBNY’s deposit liabilities were comprised of demand and other term deposits predominantly from members and some from eligible entities. Deposits from members and eligible entities at September 30, 2005 aggregated $2.9 billion, compared to $2.3 billion at December 31, 2004. Depositor demand primarily driven by members’ liquidity preferences is the principal determinant of the level of deposits. The deposit balances are typically higher at quarter-end dates. The average demand deposit balance for the nine months ended September 30, 2005 was $2.1 billion.
Cash collateral pledged by derivatives counterparties to the FHLBNY at September 30, 2005 was $1.0 million compared to $0.6 million at December 31, 2004, and the increase reflects the change in the net unrealized gain position of certain derivative contracts with counterparties.

Consolidated Obligation Liabilities
The FHLBNY continued to fund its assets through the use of consolidated obligation bonds and to a lesser extent by consolidated obligation discount notes. Par amounts of consolidated obligation bonds, unadjusted for changes in fair values, aggregated $54.8 billion at September 30, 2005, compared with $60.6 billion at December 31, 2004. Principal amount of discount notes outstanding aggregated $23.0 billion at September 30, 2005 compared to $19.6 billion at December 31, 2004. Together, they financed 91.0% of the $85.5 billion in total assets at September 30, 2005, almost unchanged from the comparable financing ratios at December 31, 2004, an indication of the continued reliance on consolidated obligations for the FHLBNY’s funding requirements.
Consolidated obligation bonds – By types
The following summarizes types of bonds issued and outstanding (in thousands):

	September 30, 2005	December 31, 2004
Fixed-rate, non-callable	$33,722,775	$34,635,470
Fixed-rate, callable	14,402,260	19,001,260
Step- up bonds	6,153,000	1,260,000
Single-index, floating Rate	519,800	5,689,400

Total par value	$54,797,835	$60,586,130

The FHLBNY continues the extensive use of callable debt with associated interest rate swaps to provide funding for short-term assets, and to provide an offset to prepayment options in its held-to-maturity portfolio of mortgage-backed securities. Call options on swapped bonds are typically exercised when the swap counterparty exercises its call option on the swap. Call options on unswapped bonds are generally exercised when the bond can be replaced at a lower economic cost. Thus, the issuance of a callable swap significantly alters the contractual maturity characteristics of the original bond, and introduces the possibility of an exercise call date that will be significantly shorter than the contractual maturity.
Maturing floating-rate consolidated obligation debt have not been replaced principally because of relatively unfavorable pricing of floating rate bonds compared to the pricing of discount notes and callable, fixed-rate bonds. As a result, outstanding balance of floating rate bonds has declined to $0.5 billion at September 30, 2005 from $5.7 billion at December 31, 2004.
The FHLBNY makes extensive use of derivatives to restructure interest rates on consolidated obligation bonds, both callable and non-callable, to better match its funding needs, and also reduce funding costs. The FHLBNY also uses derivatives to manage the risk arising from changing market prices and volatility of a fixed coupon bond by matching the cash flows of the bond to the cash flows of the derivative, and making the FHLBNY indifferent to changes in market conditions. Of the par amount of $54.8 billion of all bonds outstanding at September 30, 2005, the aggregate notional amount of swapped out debt stood at $34.7 billion, an increase from $33.6 billion at December 31, 2004.
The continued attractiveness of the issuance of callable bonds and the simultaneous swapping with a derivative instrument depends on price relationships in both the bond and the derivatives markets. The FHLBNY also converts at the time of issuance, certain simple fixed-rate bonds into a floating-rate bond with the simultaneous execution of interest rate swaps that will convert the cash flows of the fixed-rate bond to conventional adjustable rate instruments tied to an index, typically LIBOR. The change reflects a relative increase in swapped callable bonds, and an indication of more attractive executions for such instruments during the period ended September 30, 2005.

The FHLBNY has increased the use of step-up, callable bonds to take advantage of relatively better pricing.
The funding mix between the use of non-callable and callable has changed somewhat. At September 30, 2005, callable, fixed-rate bonds constituted 26.3% of par value of bonds, compared to 31.4% at December 31, 2004.
Reported carrying values of consolidated obligation bonds at September 30, 2005 included net unrealized fair value basis adjustment gains of $355.3 million compared to $161.4 million at December 31, 2004. These unrealized gains are almost entirely offset by unrealized losses on the associated derivatives that hedge the consolidated obligation bonds at September 30, 2005 and December 31, 2004. Changes in basis adjustments are impacted principally by forecasted interest rates and the volume of hedged debt.
Consolidated Obligation bonds by Maturity
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2005		December 31, 2004
		Weighted		Weighted
		Average		Average
Maturity	Amount	Rate	Amount	Rate

1 year or less	$20,386,680	3.35%	$25,348,025	2.64%
over 1 year through 2 years	13,620,185	3.52%	16,297,480	3.41%
over 2 years through 3 years	11,286,950	3.90%	8,688,675	3.54%
over 3 years through 4 years	3,335,020	4.00%	4,561,750	4.00%
over 4 years through 5 years	2,579,100	4.26%	2,227,200	3.89%
over 5 years through 6 years	—	—	1,028,350	4.57%
Thereafter	3,589,900	4.88%	2,434,650	5.14%

Total par value	54,797,835		60,586,130
Bond premiums	64,607		112,768
Bond discounts	(20,865)		(19,957)
SFAS 133 fair value adjustments	(355,271)		(161,370)
Deferred net gains on terminated hedges	(3,565)		(2,215)

Total	$54,482,741		$60,515,356

The contractual maturity profile of the consolidated obligation debt outstanding at September 30, 2005 has not changed significantly from December 31, 2004. Par amount of bonds maturing within the next three years represented 82.7% of the total par amount of all bonds outstanding at September 30, 2005, compared to 83.1% at December 31, 2004.

Discount notes
The following summarizes discount notes issued and outstanding (in thousands):

			Weighted
	Book	Par	Average
	Value	Value	Interest Rate
September 30, 2005	$22,935,848	$23,043,310	3.58%

December 31, 2004	$19,641,626	$19,670,201	1.90%

Discounts notes, which have maturities of one year or less, were mostly utilized in funding short-term advances, some long-term advances and investments with short-term repricing intervals, and money market investments.
The relative use of the short-term, discount notes as a funding vehicle has increased over the nine months ended September 30, 2005. Par amount of discount notes financed 26.9% of assets at September 30, 2005, compared to 22.2% at December 31, 2004. The increase in usage reflects improved pricing of discount notes relative to alternative short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms. For the nine months ended September 30, 2005, the FHLBNY issued $524.9 billion in discount notes, a metric indicative of the importance of discount notes issuances in the FHLBNY’s day-to-day funding operations.
Mandatorily Redeemable Stock
The FHLBNY adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“FAS 150”) as of January 1, 2004. Shares of capital stock covered by FAS 150 were reclassified to liabilities at fair value. Unpaid dividends related to capital stock classified as liability were accrued at the expected dividend rate and reported as interest expense.
The FHLBNY’s capital stock generally is redeemable at the option of both the member and the FHLBNY with certain conditions. Under the existing capital structure the FHLBNY considers stock as mandatorily redeemable once a member attains non-member status through merger into or acquisition by a non-member, or involuntary termination from membership. Based on the fact that a member notification of withdrawal from membership or redemption request to redeem excess stock can be withdrawn by the member without penalty, the FHLBNY considers the member’s intent regarding such redemption requests to be non-substantive in nature and therefore no reclassification to liability is made at the time such requests are made.
At September 30, 2005, the amount was $20.5 million and consisted of stock held by banks that had attained non-member status by virtue of being acquired by non-members. At December 31, 2004, the outstanding amount stood at $126.6 million. During the first three months of 2005, a significant portion of advances to one non-member matured. In accordance with Finance Board regulations non-members cannot renew their advance borrowings at maturity. Since advances are typically associated with the holding of FHLBNY stock, the decline in advances resulted in a proportionate decline in stock that was considered a liability under FAS 150. In the three months ended September 30, 2005, one member relocated its headquarters and became a member of another FHLBank. Its stock became mandatorily redeemable during the third quarter 2005, and the FHLBNY redeemed that stock during the same quarter. The FHLBNY expects $0.5 million of mandatorily redeemable stock to be redeemed in the next twelve months, and virtually all stock within the next five years based on the expected maturity of advances borrowed by non-members.

Capital Stock
Each member is currently required to purchase FHLBNY stock based upon the amount of the member’s residential mortgage loans, its total assets or its outstanding advances borrowed from the FHLBNY. Under current regulations, borrowing members must hold capital stock equal to the greater of 1 percent of their mortgage assets or 5 percent of their advances outstanding or $500. Total capital stock was $3.6 billion at September 30, 2005, down from the $3.7 billion level at December 31, 2004. Since June 2005, the FHLBNY has implemented a process of redeeming excess capital on a daily basis. As a result, changes in the level of capital stock are generally in line with changes in the borrowing patterns of members. As all excess stock is redeemed, the outstanding balances of capital stock are closely correlated to the outstanding advances at September 30, 2005.
New Capital Plan
In accordance with the Gramm-Leach-Bliley Act of 1999 (“GLB Act”), the Finance Board issued regulations outlining a new capital structure for the FHLBanks that established risk-based and leverage capital requirements for the FHLBanks; addressed the different classes of stock that the FHLBanks may issue; and described the rights and preferences that may be associated with each class of stock. Each FHLBank, including the FHLBNY, was required to submit its own capital plan to the Finance Board for review by October 29, 2001, and the FHLBNY met this requirement. The Finance Board approved the new capital plan of the FHLBNY on June 8, 2005.
The GLB Act allows for a FHLBank to have two classes of stock, and each class may have sub-classes. Class A stock (which will not be issued by the FHLBNY) is conditionally redeemable on six months written notice from the member, and Class B stock is conditionally redeemable on five years written notice from the member. Under the GLB Act, membership is voluntary for all members. Members that withdraw from a FHLBank may not reapply for membership of any FHLBank for five years from the date of withdrawal. Membership without interruption between two FHLBanks is not considered to be a termination of membership for this purpose.
Capital Plan Exchange
The implementation of the Bank’s new Capital Plan is scheduled to occur on December 1, 2005. Under the new Capital Plan, the FHLBNY’s capital stock will consist of all Class B stock, with two subclasses: membership stock and activity-based stock. Prior to the opening of business on the effective date of the Capital Plan, the outstanding shares of existing capital stock shall automatically be exchanged for an equal number of new shares of capital stock — except for, in certain circumstances, the shares of members that have opted out of the exchange process and the shares owned by former members or their successors.
For more information, refer to Page 172 of the Bank’s Form 10 filed on August 29, 2005.

Retained Earnings and Dividends Paid
Unrestricted retained earnings stood at $277.6 million at September 30, 2005, up from $223.4 million at December 31, 2004.
The FHLBNY reclassified $5.2 million to restricted retained earnings during the nine months ended September 30, 2005, and it represents the unpaid principal balance of certain acquired mortgage loans with credit ratings below an established minimum. The amount of Restricted retained earnings will decline as the balance on those mortgage loans decline or until the FHLBNY converts to its new capital plan in the fourth quarter of 2005, when risk based rules are adopted. The restrictions on the FHLBNY’s retained earnings had no impact on results of operations.
Dividend payouts are guided by the FHLBNY’s Retained Earnings and Dividend Policy (“Policy”), which establishes: (1) a process to assess the adequacy of retained earnings in view of the Bank’s assessment of the financial, economic and business risks inherent in its operations; (2) the priority of contributions to retained earnings relative to other distributions of income; (3) a target level of retained earnings and a timeline to achieve the target; and (4) a process to ensure maintenance of appropriate levels of retained earnings. The objective of the Policy is to preserve the value of the members’ investment in the Bank.
The FHLBNY may pay dividends from retained earnings and current income. The FHLBNY’s Board of Directors may declare and pay dividends in either cash or capital stock. Dividends and the retained earnings policy of the FHLBNY are subject to Finance Board regulations and policies.
To preserve the value of the member’s investments, the level of retained earnings should be sufficient to: (1) protect the members’ paid in capital from losses related to market, credit, operational, and other risks (including legal and accounting) within a defined confidence level under normal operating conditions; and (2) provide members with a predictable dividend stream. The FHLBNY’s level of retained earnings should provide management with a high degree of confidence that reasonably foreseeable losses will not impair paid in capital thereby preserving the par value of the stock, and to supplement dividends when current earnings are low or losses occur.
The Policy establishes dividend payout after determining a retained earnings target amount, based on an assessment methodology approved by the Board of Directors, that reasonably identifies and quantifies all material risks faced by the FHLBNY. The final dividend payout is subject to Board approval and the applicable Finance Board regulations. Management expects future dividend payout ratios to range from 80% to 100% of net income.
During the nine months ended September 30, 2005, three dividends were paid: A dividend of 3.05% (annualized) was paid on January 31, 2005, another was paid on April 29, 2005 that amounted to 4.70% (annualized) , and a third dividend of 5.0% (annualized) was paid on July 29, 2005. Dividends are computed based on the weighted average stock outstanding during the previous quarter, and are declared and paid in arrears in the month following the end of the quarter.

Derivative Instruments
Derivative instruments are important tools that we use to manage interest rate risk and restructure interest rates on both the debt (consolidated obligations bonds and discount notes) and advances. The FHLBNY, to a limited amount, also uses interest rate swaps to hedge changes in interest rates prior to debt issuance, and essentially lock in the FHLBNY’s funding cost. The FHLBNY does not take speculative positions with derivatives or any other financial instruments, or trade derivatives for short-term profits. The FHLBNY does not have any special purpose entities or any other types of off-balance sheet conduits. Interest income and interest expense from interest rate swaps used for hedging are recorded with interest on the instrument being hedged. The notional amounts of derivatives are not recorded as assets and liabilities on the balance sheet; rather, the fair value of all derivatives is recorded as either derivative asset or derivative liability on the balance sheet. Although notional principal is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since the notional amount does not change hands (other than in the case of currency swaps, which the FHLBNY does not do). FHLBNY and derivatives counterparties use notional amounts to calculate cash flows to be exchanged, and the notional amounts are significantly greater than the potential market or credit loss that could result from such transactions. The fair value of derivatives in a gain position is a more meaningful measure of the FHLBNY’s current market exposure on derivatives.
At September 30, 2005, the notional amount of derivatives outstanding was $69.6 billion, up from $66.1 billion at December 31, 2004.
Derivative contracts in a gain position, which represented the FHLBNY’s exposure at September 30, 2005, totaled $12.2 million, compared to $11.0 million at December 31, 2004. The FHLBNY mitigates its exposure by requiring derivatives counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. Derivatives counterparties had pledged cash to the FHLBNY of $1.0 million and $0.6 million at September 30, 2005 and December 31, 2004. Derivative liabilities, representing unrealized derivatives loss positions, is a net exposure of the FHLBNY to swap counterparty and aggregated $686.9 million and $1.4 billion at September 30, 2005 and December 31, 2004. In accordance with collateral agreements with swap counterparties, the FHLBNY had pledged cash collateral of $0.5 billion and $1.1 billion at September 30, 2005 and December 31, 2004 to mitigate derivative counterparties exposures to the FHLBNY.
Affordable Housing Program Assessments
Assessments are a fixed percentage of net income after the required payment to REFCORP and before adjustment for dividends associated with mandatorily redeemable capital stock reported as an expense under SFAS 150, which was adopted on January 1, 2004. If the FHLBNY incurs a loss for the year, no assessment or assessment credit is due or accrued.
For the three and nine months ended September 30, 2005, Affordable Housing Program assessments totaled $6.9 million and $19.6 million, compared to $4.7 million and $13.6 million for the comparable periods in 2004. Because the Affordable Housing Program contribution is calculated as a percentage of net income, the changes in Affordable Housing Program expense reflect changes in FHLBNY net income.

Asset Quality
The FHLBNY’s credit risk from advances at September 30, 2005 and December 31, 2004 were concentrated in commercial banks and savings institutions. All advances were fully collateralized during their entire term. In addition, borrowing members had pledged their stock of the FHLBNY as additional collateral for advances. The FHLBNY has not experienced any losses on credit extended to any member since its inception. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.
The following table summarizes the FHLBNY’s loan portfolios (in thousands):

	September 30, 2005	December 31, 2004
Advances	$61,791,178	$68,507,487

Mortgage loans before allowance for credit losses	$1,422,516	$1,178,590

Nonperforming mortgage loans	$867	$519

Mortgage loans past due 90 days or more and still accruing interest	$1,381	$1,898

More information with respect to credit risks, collateral coverage and concentration risks is provided starting on page 110 in Form 10, filed on August 29, 2005.
Mortgage loans held for investment
Collectibility of mortgage loans is first supported by liens on real estate securing the loan. For conventional loans, additional loss protection is provided by private mortgage insurance (“PMI”) required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. The First Loss Account (“FLA”) memorializes the first tier of credit exposure that the FHLBNY is responsible for. The amount of the FLA is not an indication of inherent losses in the loan portfolio, and is not a loan loss reserve. The FHLBNY is responsible for losses up to this “first loss level”. Losses beyond this layer are absorbed through credit enhancement provided by the member participating in the Mortgage Partnership Program. All residual credit exposure is FHLBNY’s responsibility. The amount of credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement is an obligation of the member.
The following provides a roll-forward analysis of the memoranda First Loss Account (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Beginning balance	$13,020	$7,874	$11,710	$5,607
Additions	333	682	1,643	2,949
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$13,353	$8,556	$13,353	$8,556

The allowance for credit losses with respect to the mortgage loans held for investment was as follows (in thousands):

	For the three months		For the nine months
	ended September 30 ,		ended September 30,
	2005	2004	2005	2004
Balance, beginning of period	$565	$507	$507	$507

Charge-offs	(2)	—	(2)	—
Recoveries	—	—	—	—

Net charge-offs	(2)	—	(2)	—
Provision for credit losses	14	—	72	—

Balance, end of period	$577	$507	$577	$507

Nonperforming mortgage loans and mortgage loans 90 days or more past due and still accruing were as follows (in thousands):

	September 30 , 2005	December 31, 2004
Mortgage loans held for investment, net of provisions for credit losses (Amortized cost basis)	$1,421,939	$1,178,083

Non accrual mortgage loans held for investment (Unpaid principal balance)	$867	$519

Mortgage loans held for investment past due 90 days or more and still accruing interest (Unpaid principle balance)	$1,381	$1,898

The FHLBNY’s interest contractually due and actually received for nonperforming mortgage loans held for investment was as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Interest contractually due during the period	$9	$2	$30	$5
Interest actually received during the period	7	2	27	5

Shortfall	$2	$—	$3	$—

At September 30, 2005, mortgage loans in foreclosure totalled $0.8 million, compared to $0.3 million on December 31, 2004. The FHLBNY took possession of a mortgage property during the three months ended September 30, 2005 with a fair value of $111 thousand. Other than this amount, there was no other real estate owned at September 30, 2005.

Securities Impairment
Temporary impairment. The following table summarizes held-to-maturity securities with fair values below their amortized cost, i.e., in an unrealized loss position, as of September 30, 2005 and December 31, 2004. The fair values and unrealized losses are aggregated by major security type and rating, and by the length of time individual securities have been in a continuous unrealized loss position.
The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities to recovery of their value. In addition, the FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis below represent temporary impairment at September 30, 2005 and December 31, 2004. (in thousands):
Temporary impairment at September 30, 2005:

	Less than 12 months		12 months or more
	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses
Mortgage- and residential asset-backed securities — fixed rate
AAA-rated	$3,761,203	$59,083	$1,574,169	$39,192
AA-rated	—	—	—	—
Below AA	—	—	—	—
Mortgage- and residential asset-backed securities — variable rate
AAA-rated	29,653	12	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—

	3,790,856	59,095	1,574,169	39,192

State and local housing finance agencies-fixed rate
AAA-rated	—	—	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—
State and local housing finance agencies-variable rate
AAA-rated	—	—
AA-rated	—	—
Below AA	—	—	—	—

	—	—	—	—

Total temporarily impaired	$3,790,856	$59,095	$1,574,169	$39,192

Temporary impairment at December 31, 2004 (in thousands):

	Less than 12 months		12 months or more
	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses
Mortgage- and residential asset-backed securities — fixed rate
AAA-rated	$3,904,642	$21,212	$7,357	$236
AA-rated	—	—	—	—
Below AA	—	—	—	—
Mortgage- and residential asset-backed securities — variable rate
AAA-rated	181,751	360	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—

	4,086,393	21,572	7,357	236

State and local housing finance agencies-fixed rate
AAA-rated	—	—	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—
State and local housing finance agencies-variable rate
AAA-rated	—	—	39,645	355
AA-rated	—	—	24,636	363
Below AA	—	—	—	—

	—	—	64,281	718

Total temporarily impaired	$4,086,393	$21,572	$71,638	$954

The FHLBNY’s available-for-sale securities are carried at estimated fair value, with any unrealized gains and losses reported in Accumulated other comprehensive (loss)/gain in total capital. The fair values of the FHLBNY’s securities, all of which are primarily floating rate, mortgage-backed securities at September 30, 2005, are based on third party vendor sourced market values. The FHLBNY’s held-to-maturity securities, which are primarily fixed rate, mortgage-backed securities at September 30, 2005, are based on published or model derived fair values, or securities dealers’ market values.
The FHLBNY conducts a periodic evaluation of the available-for-sale and held-to-maturity securities to determine if the decline in the fair value of any security below its carrying value is other than temporary. If there is other-than temporary impairment in value of an investment, the decline is recognized as a loss and presented in the Statement of Income as a loss on securities. The FHLBNY has not experienced any other-than-temporary impairment in value of investments during any periods reported.
Liquidity
The FHLBNY’s primary source of liquidity is the issuance of consolidated obligations. To refinance maturing consolidated obligations, the FHLBNY relies on the willingness of the investors to purchase new issuance. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. In addition, the Secretary of the Treasury is authorized to purchase up to $4.0 billion of consolidated obligations. The FHLBNY’s liquidity position remains in compliance with all regulatory requirements and it does not foresee any changes to that position.
Violations would invoke non-compliance penalties under discretionary powers given to the Finance Board under applicable regulations, which would include corrective actions.

Liquidity Management
The FHLBNY actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member demand, and the maturity profile of the FHLBNY’s assets and liabilities. The FHLBNY recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain certain liquidity measures in accordance with the FHLBank Act, Finance Board regulations and Finance Board’s Financial Management Policy, and policies developed by the FHLBNY management and approved by the FHLBNY’s Board of Directors. These requirements are outlined below.
The specific liquidity requirements applicable to the FHLBNY are described in the next four sections:
Deposit Liquidity. The FHLBNY is required to invest an aggregate amount at least equal to the amount of current deposits received from the FHLBNY’s members in (1) obligations of the U.S. government; (2) deposits in banks or trust companies; or (3) advances to members with maturities not exceeding five years. In addition to accepting deposits from its members, the FHLBNY may accept deposits from any other FHLBanks, or from any other governmental instrumentality.
Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below (in millions): The FHLBNY met its requirements at all times.

	Average Deposit	Average
For the quarter ended	Reserve Required	Deposit Liquidity	Excess
June 30, 2004	$2,084	$42,169	$40,085
September 30, 2004	4,968	43,531	38,563
December 31, 2004	5,281	45,207	39,926
March 31, 2005	2,150	44,667	42,517
June 30, 2005	2,222	43,642	41,420
September 30, 2005	2,022	41,795	39,773

Operational Liquidity. The FHLBNY must be able to fund its activities as its balance sheet changes from day-to-day. The FHLBNY maintains the capacity to fund balance sheet growth through its regular money market and capital market funding activities. Management monitors the Bank’s operational liquidity needs by regularly comparing the Bank’s demonstrated funding capacity with its potential balance sheet growth. Management then takes such actions as may be necessary to maintain adequate sources of funding for such growth.
Operational liquidity is measured daily. The FHLBNY met its requirements at all times. The following table summarizes excess operational liquidity (in millions):

	Average
	Balance Sheet	Average
	Liquidity	Operational
For the quarter ended	Requirement	Liquidity	Excess
June 30, 2004	$8,536	$19,273	$10,737
September 30, 2004	8,160	17,544	9,384
December 31, 2004	4,300	16,510	12,210
March 31, 2005	5,507	16,311	10,804
June 30, 2005	5,484	16,988	11,504
September 30, 2005	5,488	16,942	11,454
Contingent Liquidity. The FHLBNY is required by Finance Board regulations to hold “contingency liquidity” in an amount sufficient to meet its liquidity needs if it is unable, by virtue of a disaster, to access the consolidated obligation debt markets for at least five business days. Contingency liquidity includes (1) marketable assets with a maturity of one year or less; (2) self-liquidating assets with a maturity of one year or less; (3) assets that are generally acceptable as collateral in the repurchase market; and (4) irrevocable lines of credit from financial institutions receiving not less than the second-highest credit rating from a nationally recognized statistical rating organization. The FHLBNY consistently exceeds the regulatory minimum requirements for contingency liquidity.
Contingency liquidity is reported daily. The FHLBNY met its requirements at all times. The following table summarizes excess contingency liquidity (in millions):

	Average Five Day	Average
For the quarter ended	Requirement	Contingency Liquidity	Excess
June 30, 2004	$5,937	$15,328	$9,391
September 30, 2004	4,711	13,943	9,232
December 31, 2004	4,507	13,641	9,134
March 31, 2005	3,600	13,709	10,109
June 30, 2005	4,785	14,615	9,830
September 30, 2005	2,155	14,345	12,190

The credit ratings of the FHLBNY and changes thereof were as follows at September 30, 2005.
Long Term:

	Moody’s Investors Service		Standard & Poors
Year	Outlook	Rating	Long - Term Outlook			Rating
2002	July 31, 2002 - Affirmed	Aaa/Stable	March 22, 2002	Long Term rating affirmed	outlook stable	AAA/Stable

2003	September 26, 2003 - Affirmed	Aaa/Stable	March 17, 2003	Long Term rating affirmed	outlook stable	AAA/Stable

			August 8, 2003	Long Term rating affirmed	outlook revised to negative	AAA/Negative

			September 26, 2003	Long Term rating downgraded	outlook revised to stable	AA+/Stable

			November 17, 2003	Long Term rating affirmed	outlook stable	AA+/Stable

2004			April 15, 2004	Long Term rating affirmed	outlook stable	AA+/Stable

2005	October 14, 2005 - Affirmed	Aaa/Stable	April 29, 2005	Long Term rating affirmed	outlook stable	AA+/Stable
Short Term:

	Moody’s Investors Service		Standard & Poors
Year	Outlook	Rating	Short - Term Outlook		Rating
2002	July 31, 2002 - Affirmed	P-1	March 22, 2002	Short Term rating affirmed	A-1+

2003			March 17, 2003	Short Term rating affirmed	A-1+

			August 8, 2003	Short Term rating affirmed	A-1+

			September 26, 2003	Short Term rating affirmed	A-1+

			November 17, 2003	Short Term rating affirmed	A-1+

2004			April 15, 2004	Short Term rating affirmed	A-1+

2005	October 14, 2005 - Affirmed		April 29, 2005	Short Term rating affirmed	A-1+

Legislative and Regulatory Developments
Registration of the FHLBanks under the Securities Exchange Act of 1934
On June 29, 2004, the Finance Board published its final rule requiring the FHLBanks to register a class of equity securities with the Securities and Exchange Commission (“SEC”) under Section 12(g)(1) of the Securities Exchange Act of 1934 (“1934 Act”). Such registration of equity securities would require the FHLBanks to comply with the disclosure and reporting requirements of the 1934 Act and to file annual, quarterly, and current reports with the SEC, as well as meet other requirements. The final rule required the FHLBanks to file their registration statements with the SEC no later than June 30, 2005, with registration to be effective no later than August 29, 2005.
The FHLBNY’s registration of its equity securities with the SEC became effective on August 29, 2005. As of September 30, 2005, the FHLBank of San Francisco is the only other Federal Home Loan Bank that has registered with the SEC. The remaining ten FHLBanks are continuing to resolve various outstanding accounting and other issues. Separately, in its Advisory Bulletin 2005-AB-07, the Finance Board has stated that, until an FHLBank’s registration with the SEC becomes effective, such FHLBank should declare a dividend only following consultation with and approval by the Finance Board’s Office of Supervision.
While registration with the SEC may result in increased regulatory compliance costs to the FHLBNY as well as the other FHLBanks, it is uncertain at this time what effects, if any, such registration ultimately will have on the cost of FHLBank System debt or other aspects of the FHLBNY’s operations.
Finance Board and FHLBank Agreements
The FHLBNY’s access to funds in the capital markets may be affected by a variety of factors, including issues affecting the other FHLBanks as a result of the joint and several liability that each of the FHLBanks has for the consolidated obligations issued through the Office of Finance. During 2004, two FHLBanks entered into supervisory agreements with the Finance Board, as described in more detail below.
On June 30, 2004, the Finance Board entered into an agreement with the Board of Directors of the FHLBank of Chicago which required the FHLBank of Chicago to, among other things, adopt a revised business plan, maintain a regulatory capital level of no less than 5.1% and, unless otherwise restricted by the Finance Board, restrict the annual growth of its Acquired Member Assets program to 10%. Pursuant to this agreement, the FHLBank of Chicago adopted a revised business plan which was accepted by the Finance Board in February 2005.
The FHLBank of Chicago’s agreement with the Finance Board was subsequently amended on October 18, 2005. Under the amended agreement, the FHLBank of Chicago must maintain capital stock in an amount at least equal to its capital stock balance as of the close of business on October 18, 2005 and a regulatory capital ratio of not less than 4.5%. The amended agreement prohibits the FHLBank of Chicago from redeeming or repurchasing any capital stock from a member if doing so would violate either of these minimum capital requirements.
The amended agreement also requires the FHLBank of Chicago to submit to the Finance Board by December 15, 2005, a retained earnings and dividend policy and revisions to its business plan strategies to enhance and improve the earnings and capital of the FHLBank of Chicago Until the Finance Board has accepted the retained earnings policy and the revised business plan strategies and the FHLBank of Chicago has an effective registration statement filed with the SEC under the 1934 Act, the FHLBank of Chicago may not declare or pay a dividend without the prior written approval of the Finance Board. The

FHLBank of Chicago also suspended, as of October 18, 2005, all redemptions of excess capital stock. Such suspension will remain in place until the FHLBank Chicago determines to reinstitute such redemptions and obtains Finance Board approval to do so.
Separately, on December 10, 2004, the Finance Board entered into an agreement with the Board of Directors of the FHLBank of Seattle to address governance, risk management, and financial performance and to enhance business planning and capital management. The agreement calls for the FHLBank of Seattle to submit a three year business plan and capital plan and monthly progress reports to the Finance Board. That business plan has been accepted by the Finance Board and, in connection therewith, the FHLBank of Seattle has announced a suspension of dividend payments and limitations on stock repurchases. The FHLBank of Seattle has also announced that it is terminating its Acquired Member Assets program and will discontinue the purchase of mortgages under that program from its members.
We do not believe the FHLBanks have suffered a material adverse impact on their ability to issue consolidated obligations due to the negative publicity surrounding the aforementioned supervisory agreements and other matters affecting certain individual FHLBanks in recent years. The FHLBanks and other housing Government Sponsored Entities have faced negative publicity, which from time to time has adversely affected the cost of funds temporarily. However, we believe that other factors, such as supply of and demand for GSE debt obligations and other market conditions have had a much greater impact on the cost of funds. Investors have recognized the inherent strength of the FHLBanks’ joint and several obligations to pay the principal of and interest on consolidated obligations, and the combined strength of the FHLBanks has lessened investor reaction to the recent adverse publicity surrounding certain individual FHLBanks. However, there can be no assurance that future adverse financial or regulatory developments with respect to the FHLBanks will not adversely affect the cost of funds or the ability of the FHLBanks to issue consolidated obligations.

Delay in Publication of FHLBanks’ Combined Financial Reports; Intended Restatement of Prior Period Statements
On April 15, 2005, the Office of Finance announced a delay in the publication of the FHLBanks’ 2004 Combined Financial Report and Combined Quarterly Financial Report for the Nine Months Ended September 30, 2004 due to the ongoing review of accounting matters being considered by the FHLBanks in preparation for SEC registration. In addition, during 2005, six FHLBanks announced plans to restate previously published financial statements primarily to correct errors related to the accounting for certain derivatives transactions. On August 25, 2005, the Office of Finance announced that its Board of Directors had decided to restate the FHLBanks’ combined financial statements for the year ended December 31, 2001, along with the restatements for the years ended December 31, 2002 and 2003, and subsequent interim periods as previously announced. On August 30, 2005, the Office of Finance stated that it expected to publish all outstanding FHLBank combined financial statements as soon as practical after all restatements are complete and all FHLBank SEC registrations are effective. On the same date, the Office of Finance stated that it did not believe the cumulative adjustments resulting from the five FHLBank restatements announced prior to that time would be material to the combined capital of the FHLBank System or that such restatements would have an adverse impact on the fundamental business of any FHLBanks. However, the final impact on the FHLBanks and the FHLBank System from such restatements will not be known until all of the restatements are completed.
Proposed Changes to Regulation of Government Sponsored Entities
Legislation is being considered by Congress that would, if enacted, establish a new regulator for the housing-related Government Sponsored Entities (i.e., the FHLBanks, Fannie Mae, and Freddie Mac) and address other Government Sponsored Entity reform issues. The legislation was passed by the House of Representatives on October 26, 2005. Similar legislation was passed by the Senate Banking Committee earlier this year. It is uncertain at this time whether there will be final legislation affecting the FHLBanks, the other housing-related Government Sponsored Entities, and/or their regulators, and, if there is, what the impact of such legislation will be.
Capital Plans Implementation Status
The FHLBanks of Atlanta, Boston, San Francisco and Topeka implemented new capital plans during 2004; the FHLBanks of Indianapolis, Des Moines, Dallas implemented new capital plans during 2003; and the FHLBanks of Cincinnati, Pittsburgh and Seattle implemented new capital plans during 2002. The FHLBank of Chicago has announced that it will delay implementation of its capital plan until December 31, 2006, or until a time mutually agreed upon with the Finance Board. As previously announced in an 8-K filed on October 4, 2005, the FHLBank of New York will implement its capital plan on December 1, 2005. The existing capital structure of each of the FHLBanks of Chicago and New York will remain in place until their respective capital plans are implemented. Under the new capital plans, the FHLBanks are subject to various risk-based capital rules. Until an FHLBank implements its new capital plan, the prior capital requirements applicable to the FHLBank will remain in effect.

Part I.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Management. Market risk, or interest rate risk, is the risk of loss in market value or future earnings that may result from changes in interest rates or market volatility. The FHLBNY’s tolerances for market risk are defined by the Risk Management Policy approved by its Board of Directors. The Risk Management Policy requires that the Bank maintains its duration, or interest rate sensitivity, of equity within a range of +/- five years. The policy also requires that, in simulated environments where market interest rates are increased or decreased by 200 basis points relative to current market rates, the FHLBNY’s duration of equity must remain within a range of +7 years to –6.5 years at December 31, 2004, and at +7 years to -7 years at September 30, 2005. In December 2004, short-term rates were lower and the maximum downshock in interest rates was limited to less than 200 basis points, so the limits were narrowed to account for the lower downshock of 150 basis points. Management actively monitors and evaluates the effects of interest rate and market risk on earnings and on the market value of equity.
The key elements of the FHLBNY’s strategy for interest rate risk management include (1) matching the cash flow patterns of assets and liabilities through time and under different interest rate scenarios; and (2) actively measuring and managing the balance sheet’s exposure to changes in interest rate levels (and associated spreads) and market volatilities.
Between December 31, 2004 and September 30, 2005, duration of equity rose from 1.50 years to 1.60 years. As of September 30, 2005, the cumulative one-year gap between assets and liabilities was $2.5 billion, down $683 million from December 2004.
During the period December 31, 2004 to September 30, 2005, the FHLBNY’s market risk profile changed as summarized in Duration of Equity tables in subsequent sections of “Market Risk Management.” With regard to overall risk exposure measurements, the limits on the Bank’s duration have been re-adjusted to account for higher short-term interest rates. The limits under the 200 basis-point shock were +7 years to –7 years, and the limits under the base case remain at +5 years to –5 years.
As of September 30, 2005 and December 31, 2004, 72.2% and 77.5% of the balance sheet consisted of advances. In general, advances are funded by consolidated obligations of similar effective maturities. The FHLBNY uses derivative instruments to adjust the effective maturities, repricing frequencies, or option characteristics of the consolidated obligations in a way that is consistent with the overall risk management objectives of match funding.
The FHLBNY typically enters into interest rate swaps, swaptions and cap and floor agreements (collectively referred to as derivatives). The FHLBNY uses such derivatives in three ways: (1) as fair value or cash flow hedges of an underlying financial instrument or a forecasted transaction; (2) as economic hedges to offset derivative positions (e.g., caps) sold to members; and (3) as tools of asset/liability management. In the context of its asset/liability management strategy, the FHLBNY uses derivatives to adjust the interest rate sensitivity of consolidated obligations to more closely approximate the interest rate sensitivity of assets. For instance, the FHLBNY may use a swap to effectively convert a fixed-rate consolidated obligation into a floating-rate obligation with repricing characteristics close to those of the advance being funded.
Because a significant portion (about 12.4%) of the FHLBNY’s balance sheet consists of mortgage-backed securities and other mortgage-related assets, the FHLBNY is exposed to mortgage prepayment risk. The FHLBNY is exposed to a degree of interest rate risk because the cash flows of the mortgage assets and the liabilities that fund them are not perfectly matched through time and across all possible interest rate scenarios. The cash flows from mortgage assets are highly sensitive to changes in interest rates because of the borrowers’ prepayment option. As interest rates decrease, borrowers are more likely to refinance fixed-rate mortgages, resulting in increased prepayments and mortgage cash flows that are received earlier than would otherwise occur. Replacing the higher-rate loans that are prepaid with lower-rate loans has the potential to reduce the FHLBNY’s interest spread unless the Bank can also reduce its debt cost. Conversely, an increase in interest rates may result in slower prepayments and mortgage cash flows being received later than would otherwise occur. In this case, the FHLBNY runs the risk that the debt may reprice faster than the mortgage assets and at a higher cost. This could also reduce the interest spread.
When purchasing mortgage assets, the FHLBNY attempts to issue liabilities with similar cash flows in order to achieve a stable net interest spread. The FHLBNY issues a mix of debt securities across a broad spectrum of final maturities to achieve the desired liability characteristics. Because the estimated lives of mortgage assets change as interest rates change, the FHLBNY issues callable debt or uses derivatives to alter the estimated life of liabilities and offset the expected change in cash flows of our mortgage assets.
Risk measurement at the FHLBNY takes three major forms: (1) ongoing business risk measures and analyses; (2) runoff measures of the existing balance sheet; and (3) stress test scenarios. The first two categories of measures help the FHLBNY in its day-to-day risk management decisions. Stress test scenarios identify and quantify the FHLBNY’s exposure to extreme but improbable events.
Ongoing business risk measures and analyses seek to quantify the level of net interest income at risk (i.e., how much income the FHLBNY could lose as a result of various types of arbitrarily large interest rate shocks). These calculations essentially amount to studying the impact of stressful interest rate shocks on projected net interest income. The projections start from a “snapshot” of the current balance sheet and simulate its evolution, over a one-year horizon, taking into account business projections of the likely behaviour of advances and assumptions about the net spread earned on each asset category. The result is a one-year projection of net interest income. Perturbations of that initial forecast by stressful interest rate scenarios then give the FHLBNY a measure of how much income it could gain or lose under each scenario. Experience has shown that such analyses, even though they rely heavily on assumptions, provide a reasonable measure of the risks that the FHLBNY incurs as an ongoing concern, regardless of the interest rate environment. As defined by the FHLBNY, net interest income at risk measures the percentage change in projected net interest income from the spread between asset yields and liability costs resulting from an instantaneous, parallel +/- 200 basis-point rate shock. This risk measure is reported to the Board of Directors in accordance with the Risk Management Policy.
To manage its interest rate risk, the FHLBNY keeps close watch on the difference between the interest rate sensitivity (duration) of its assets and the duration of its liabilities. This difference between the estimated durations of portfolio assets and liabilities is called the duration gap. The duration gap represents the extent to which estimated cash flows for assets and liabilities are matched, on average, over time and across interest rate scenarios. A positive duration gap signals a greater exposure to rising interest rates because it indicates that the duration of assets exceeds the duration of liabilities. A negative duration gap signals a greater exposure to declining interest rates because the duration of assets is less than the duration of liabilities.
Even if the assets and liabilities were equally sensitive on a per-dollar basis, the market value of equity (“MVE”)— the difference between the market value of assets and the market value of liabilities—would still be sensitive to changes in interest rates. The reason is that the market value of equity essentially measures the part of the balance sheet that is not funded by debt. It follows that, unless the duration of liabilities exceeds the duration of assets (to make up for the fact that the value of liabilities falls short of the value of assets), the value of equity can never be fully immunized against any arbitrary interest rate shock. The smaller the duration gap, the less sensitive the market value of equity is to changes in interest rates.

A stress test aims at capturing the impact of extreme (but rare) market rate perturbations on the market value of equity and net interest income. The FHLBNY has developed a technique to identify the interest rate and volatility scenario that can cause the most severe loss in the market value of equity, given current market and balance sheet conditions. Every month, this scenario is applied to the FHLBNY’s balance sheet and the resulting loss in the market value of equity is evaluated. Besides providing a measure of the potential loss under the extreme scenario, this technique enables the FHLBNY to identify the nature of the changes in market risk factors to which it is the most sensitive, allowing FHLBNY to take appropriate action to address those risk factors. The FHLBNY views such additional tests as an integral part of its risk management strategy.
The FHLBNY monitors the balance sheet and adjusts it as necessary to contain interest rate risk within the Bank’s policy limits on the sensitivity of net interest income from spread, the size of periodic repricing gaps, and equity duration.
During the nine-month period ended September 30, 2005, there were no substantive changes to the Bank’s modelling processes. During the December 2003 to December 2004 period, FHLBNY instituted several changes in the modelling for calculating interest rate risk. First, the Bank changed the modelling of mortgage-backed securities to its internal risk modelling system instead of receiving risk measures from external sources. Second, FHLBNY no longer includes accrued interest in the duration calculations. Third, FHLBNY now excludes lease costs from the duration measure.
Net Interest Income at Risk. As of September 30, 2005, the FHLBNY’s one-year net interest income from spread at risk measures were 4.51% and –3.47% compared to 5.72% and 14.17% on December 31, 2004 under the 200 basis-point up and down shocks. The December 2004 values in the down shock were actually based upon a –150 basis-point shock from the shock to prevent negative interest rates from the shock in the low interest rate environment.
The FHLBNY’s limit on net interest income from spread at risk is –15%. The Bank was, therefore, within its limit for net interest income sensitivity for all periods reported. During 2004, the FHLBNY changed its net interest income estimation process from a labor-intensive approach to one that utilizes its pricing/duration software. The FHLBNY monitors its repricing gaps primarily to limit the variability of net interest income.

Sensitivity of Duration of Equity
The following table summarizes the sensitivity of the duration of equity as of September 30, 2005 and December 31, 2004 (in years):

	September 30,	December 31 ,
Duration of Equity (in years)	2005	2004
Base	1.60	1.50
Up — Base	2.59	3.46
Down — Base	-1.16	-1.43

Duration Gap (in months)	0.58	0.50
The following tables track the behaviour of the FHLBNY’s duration of equity at the end of the following months during 2005 and 2004.

	2005 Duration Measures
	(as of month-end, in years)
	Duration of	Duration	Duration	Duration
	Assets	Liabilities	Gap	Equity
January	0.67	0.64	0.03	1.20
February	0.71	0.64	0.07	2.17
March	0.74	0.66	0.08	2.34
April	0.68	0.64	0.05	1.63
May	0.64	0.62	0.01	0.88
June	0.62	0.61	0.01	0.82
July	0.65	0.61	0.04	1.46
August	0.63	0.62	0.01	0.79
September	0.65	0.60	0.05	1.60

	2004 Duration Measures
	(as of month-end, in years)
	Duration of	Duration	Duration	Duration of
	Assets	Liabilities	Gap	Equity
January	0.75	0.66	0.09	2.46
February	0.71	0.64	0.07	2.12
March	0.73	0.69	0.04	1.57
April	0.81	0.71	0.10	2.66
May	0.82	0.69	0.13	3.36
June	0.85	0.72	0.13	3.25
July	0.82	0.70	0.12	3.11
August	0.77	0.68	0.09	2.46
September	0.76	0.68	0.08	2.41
October	0.71	0.65	0.06	1.89
November	0.71	0.63	0.08	2.28
December	0.69	0.65	0.04	1.50

The following tables display the FHLBNY’s maturity/repricing gaps as of September 30, 2005 (in millions);
Interest Rate Sensitivity
as of September 30, 2005
(in millions)

		More than	More than	More than
	6 Months or	6 Months to	1 Year to	3 Years to	More than
	Less	1 Year	3 Years	5 Years	5 Years
Interest-earning assets:
Non-MBS Investments	$12,477	$118	$401	$309	$831
MBS Investments	1,516	671	3,171	1,859	1,996
Adjustable-rate loans and advances	13,266	—	—	—	—

Net	27,259	789	3,572	2,168	2,827

Fixed-rate loans and advances	9,362	3,655	10,534	7,351	17,229
Swaps hedging advances	30,641	(1,489)	(6,052)	(6,128)	(16,972)

Net fixed-rate loans and advances	40,003	2,166	4,482	1,223	257
Interbank loans	—	—	—	—	—

Total interest-earning assets	67,261	2,955	8,054	3,391	3,084

Interest-bearing liabilities:
Deposits	$2,911	$—	$—	$—	$—

Discount notes	22,891	45	—	—	—
Swaps hedging discount notes	—	—	—	—	—

Net discount notes	22,891	45	—	—	—

FHLB bonds	12,395	8,510	25,162	6,437	2,337
Swaps hedging bonds	26,171	(5,172)	(16,765)	(3,369)	(865)

Net FHLB bonds	38,566	3,338	8,397	3,068	1,472

Total interest-bearing liabilities	$64,369	$3,383	$8,397	$3,068	$1,472

Post hedge gaps:
Periodic Gap	$2,893	$(428)	$(343)	$324	$1,612
Cumulative gap	2,893	2,465	2,122	2,446	4,057

The following tables display the FHLBNY’s maturity/repricing gaps as of December 31, 2004 (in millions);
Interest Rate Sensitivity
as of December 31, 2004
(in millions)

		More than	More than	More than
	6 Months or	6 Months to	1 Year to	3 Years to	More than
	Less	1 Year	3 Years	5 Years	5 Years
Interest-earning assets:
Non-MBS Investments	$6,616	$129	$383	$242	$636
MBS Investments	2,907	800	2,760	2,962	2,095
Adjustable-rate loans and advances	13,891	—	—	—	—

Net	23,414	929	3,143	3,204	2,731

Fixed-rate loans and advances	14,370	4,457	9,063	7,939	17,546
Swaps hedging advances	28,851	(2,176)	(3,995)	(5,450)	(17,230)

Net fixed-rate loans and advances	43,221	2,281	5,068	2,489	316

Total interest-earning assets	$66,635	$3,210	$8,211	$5,693	$3,047

Interest-bearing liabilities:
Deposits	$2,296	$1	$—	$—	$—

Discount notes	19,609	33	—	—	—

Net discount notes	19,609	33	—	—	—

FHLB bonds	18,522	6,995	25,627	7,064	2,471
Swaps hedging bonds	23,091	(3,848)	(15,675)	(2,525)	(1,043)

Net FHLB bonds	41,613	3,147	9,952	4,539	1,428

Total interest-bearing liabilities	$63,518	$3,181	$9,952	$4,539	$1,428

Post hedge gaps:
Gaps	$3,118	$29	$(1,741)	$1,154	$1,619
Cumulative gaps	$3,118	$3,147	$1,406	$2,560	$4,179

PART I.
Item 4. CONTROLS AND PROCEDURES
Alfred DelliBovi, President and Chief Executive Officer, and Patrick A. Morgan, Senior Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2005. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
The FHLBNY is subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBNY’s financial condition or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY AND THE USE OF PROCEEDS
The FHLBNY issues letters of credit in the ordinary course of business. From time to time the FHLBNY provides standby letters of credit to support members’ letters of credit or obligations issued to support unaffiliated, third-party offerings of notes, bonds or other securities to finance housing-related projects.
The FHLBNY provided such credit support of $167.2 million at September 30, 2005, and $119.5 million, $81.4 million, and $202.1 million at December 31, 2004, 2003, and 2002. To the extent that these letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the letter of credit by the FHLBNY is exempt from registration pursuant to section 3(a)(2) thereof.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

PART II
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Identification of Exhibit
31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
          Date: November 14, 2005

By /s/ Patrick A. Morgan

Patrick A. Morgan, Senior Vice President and Chief Financial Officer
Federal Home Loan Bank of New York

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q
INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibit
31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.