Form 10-K
period 2005-12-31
Federal Home Loan Bank of New York
filed 2006-03-30
CIK 1329842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-51397
Federal Home Loan Bank of New York
(Exact name of registrant as specified in its charter)

Federally chartered corporation	13-6400946
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

101 Park Avenue	10178
New York, New York	(Zip code)
(Address of principal executive offices)
(212) 681-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Title of Each Class: None

Securities registered pursuant to Section 12(g) of the Act:	Name of Each Exchange on
Class B Stock, putable, par value $100	Which Registered: None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2005, the aggregate par value of the stock held by members of the registrant was approximately $3,698,900,000. At March 17, 2006, 35,937,004 shares of stock were outstanding.

Federal Home Loan Bank of New York
Fiscal Year Ended December 31, 2005
Table of Contents Form 10-K

ITEM 1. BUSINESS
General
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
Members of the cooperative must purchase FHLBNY stock according to regulatory requirements. The business of the cooperative is to provide liquidity for our members (primarily in the form of advances) and to provide a return on their investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. This means that the FHLBNY is managed to deliver balanced value to members, rather than to maximize either advance volume through low pricing or profitability.
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district, as can all community financial institutions. For the year ending December 31, 2005, community financial institutions are defined as FDIC-insured depository institutions having average total assets of $567 million. Annually, the Federal Housing Finance Board will adjust the total assets “cap” to reflect any percentage increase in the preceding year’s Consumer Price Index. All members are required to purchase capital stock in the FHLBNY as a condition of membership. A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired an FHLBNY member. As a result of the membership requirements, the FHLBNY conducts business with related parties in the normal course of business and considers all members and non-member stockholders as related parties in addition to the other FHLBanks.
The FHLBNY’s primary business is making collateralized loans, known as “advances,” to members, and is the primary focus of the Bank’s operations and also the principal factor that impacts the financial condition of the FHLBNY. The FHLBNY also serves the public through its mortgage programs, which enable FHLBNY members to liquefy certain mortgage loans by selling them to the Bank. The FHLBNY also provides members and non-members that have acquired members with such correspondent services as safekeeping, wire transfers, depository and settlement services.
The FHLBNY combines private capital and public sponsorship to provide its member financial institutions with a reliable flow of credit and other services for housing and community development. By supplying additional liquidity to its members, the FHLBNY enhances the availability of residential mortgages and community investment credit.
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
The FHLBNY obtains its funds from several sources. A primary source is the sale of FHLBank debt instruments, called consolidated obligations, to the public. The issuance and servicing of consolidated obligations are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Board. These debt instruments represent the joint and several obligations of all the FHLBanks. Additional sources of FHLBNY funding are member deposits, other borrowings, and the issuance of capital stock. Deposits may come from member financial institutions and federal instrumentalities.
The FHLBNY’s website is www.fhlbny.com. The FHLBNY has adopted, and posted on its website, a Code of Business Conduct and Ethics applicable to all of its employees.
Market Area
The FHLBNY’s market area is the same as its membership district- New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. Institutions that are members of the FHLBNY must have their principal places of business within this market area but may also operate elsewhere. The FHLBNY had 297 and 302 members, respectively, at December 31, 2005 and 2004.
Based on present laws and regulations, the number of financial institutions eligible for membership in the market area is limited. In its district, there are 858 banks, thrifts and credit unions that are eligible for membership, but have not joined. Of these, the FHLBNY considers only a limited number as attractive candidates for membership. An attractive candidate for membership is an institution that is likely to do sufficient advances business with the FHLBNY within a reasonable period of time so that the stock it is required to purchase will not dilute the dividend on the existing members’ stock. Characteristics that identify attractive candidates include an established practice of wholesale funding, high loan to deposit ratios, strong asset growth, sufficient qualified collateral and a management that had experience with the FHLBNY’s advances during previous employment.
The FHLBNY actively markets membership to attractive candidates through personal calling and promotional materials. We estimate the number to be within a range of 30 to 50. We compete for their membership by explaining the relative low interest rates that the FHLBNY charges to members for advances. Institutions join the FHLBNY primarily for access to a reliable source of liquidity. Advances are an attractive source of liquidity because they permit members to liquefy relatively non-liquid assets, such as 1-4 family, multifamily and commercial real estate mortgages held in portfolio. Advances are well priced because of the FHLBNY’s access to capital markets as a Government Sponsored Enterprise and the FHLBNY’s strategy of providing balanced value to members.

The following table summarizes the FHLBNY’s members by type of institution.

	Commercial	Thrift	Credit	Insurance
	Banks	Institutions	Unions	Companies
December 31, 2005	144	124	29	—

December 31, 2004	148	127	27	—

December 31, 2003	150	132	25	—
Business Segments
The FHLBNY manages and reports on its operations as a single business segment. Management and the FHLBNY’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance. All of the FHLBNY’s revenues are derived from U.S. operations. A more detailed discussion of segment information is provided in the “Segment Information” section of Note 23 to audited Financial Statements.
The FHLBNY’s cooperative structure permits it to expand and contract with demand for advances and changes in membership. When advances are paid down, either because the member no longer need the funds or because the members have been acquired by non-members, the stock associated with the advances is immediately redeemed. When advances are paid before maturity, the FHLBNY collects fees that make the FHLBNY financially indifferent to the prepayment. The FHLBNY’s operating expenses are very low, about 7 basis points on average assets. Dividend capacity, which is a function of net income and the amount of stock outstanding, is unaffected, since future stock and future income are reduced more or less proportionately. All of this means that the FHLBNY will be able to meet its financial obligations and continue to deliver balanced value to members even if demand for advances drops significantly or if members are lost to acquisitions.
Products and Services
The FHLBNY offers to its member financial institutions certain correspondent banking services as well as safekeeping services. The fee income that is generated from these services is not significant. The FHLBNY also issues standby letters of credits on behalf of members at a fee, in amounts that are de minimis. The total of income derived from such services was about $5 million for the year ended December 31, 2005 and for each of the prior two years. On an infrequent basis, the FHLBNY may act as an intermediary to purchase derivative instruments for members. The FHLBNY provides the Mortgage Partnership Finance® program to its members as another service. However, the FHLBNY does not expect the program to become a significant factor in its operations. The interest revenues derived from this program and another inactive mortgage program aggregated $69.3 million and $48.3 million for the years ended December 31, 2005 and 2004, respectively. The revenues represented only 2.2% and 2.5% of total interest income for the years ended December 31, 2005 and 2004, respectively.
The FHLBNY’s short-term investments provide immediate liquidity to satisfy members’ needs. Investments in held-to-maturity securities, specifically mortgage-backed securities, provide additional earnings to enhance dividend potential for members. As a cooperative, the FHLBNY strives to provide its members a reasonable return on their investment in the FHLBNY’s capital stock. The interest income derived from all investments aggregated $876.8 million and $631.0 million for the years ended December 31, 2005 and 2004, respectively and represented 28.1% and 32.8% of total interest income for those years.

However, advances to members are the primary focus of the FHLBNY’s operations, and is also the principal factor that impacts the financial condition of the FHLBNY. Revenue from advances to members was the largest and the most significant element in the FHLBNY’s operating results. Providing advances to members, supporting the products and associated collateral and credit operations, and funding and swapping the funds are the focus of the FHLBNY’s operations.
Advances
The FHLBNY offers a wide range of credit products to help members meet local credit needs, manage interest rate risk and liquidity, and serve their communities. The Bank’s primary business is making secured loans, called advances, to its members. These advances are available as short-term and long-term loans with adjustable, variable and fixed-rate products (including option-embedded advances and amortizing advances).
Advances to members constituted 72.8%, or $61.9 billion, of the FHLBNY’s $85.0 billion in total assets at December 31, 2005. In terms of revenues, interest income from advances was $2.2 billion representing 69.7% of total interest income for the year ended December 31, 2005. These metrics have remained relatively stable over time. Advances to members constituted 77.5%, or $68.5 billion, of the FHLBNY’s $88.4 billion in total assets at December 31, 2004. Interest income from advances constituted 63.2%, or $1.2 billion, of $1.9 billion in total interest income for the year ended December 31, 2004. At December 31, 2003, the percentage of advances to total assets was 80.7%; the percentage of interest income derived from advances to total interest income was 61.9%. Most of the FHLBNY’s critical functions are directed at supporting the borrowing needs of the FHLBNY’s members, managing the members’ associated collateral positions, and providing member support operations.
Members use advances as a source of funding to supplement their deposit-gathering activities. Advances have grown substantially in recent years because many members have not been able to increase their deposits in their local markets as quickly as they have increased their assets. To close this funding gap, members have preferred to obtain reasonably priced advances rather than increasing their deposits by offering higher rates or forgoing asset growth. Because of the wide range of advance types, terms, and structures available to them, members have also used advances to enhance their asset/liability management. As a cooperative, the FHLBNY prices advances at minimal net spreads above the cost of its funding in order to deliver more value to members.
The FHLBNY’s members are required by the FHLBank Act to pledge collateral to secure their advances. Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) Treasury and U.S. government agency securities; (3) mortgage-backed securities; and (4) certain other collateral that is real estate-related, provided that such collateral has a readily ascertainable value and that the FHLBNY can perfect a security interest in that collateral. The FHLBNY also has a statutory lien priority with respect to certain member assets under the FHLBank Act as well as a claim on FHLBNY capital stock held by its members.

Highlights of the more significant types of advances offered to members follow (Outstanding par amounts by product type are disclosed in a table in the MD&A section captioned Financial Condition: Key Assets, Liabilities, Capital, Commitments and Contingencies):
•	Adjustable-Rate Credit Advances (“ARC”). Adjustable-Rate Credit Advances are medium- and long-term lending that can be pegged to one of a variety of indices, such as 1-month LIBOR, 3-month LIBOR, or the Federal funds rate. Members use an Adjustable-Rate Credit Advance to manage interest rate and basis risks by efficiently matching the interest rate index and the repricing characteristics of floating-rate assets and liabilities. The interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to that designated index. Principal is due at maturity and interest payments are due at every reset date including the final payment.

•	Convertible Advances . Regular Convertible Advances are medium- to long-term lending that is structured so that the member sells the FHLBNY an option or a strip of options. If the advance is put by the FHLBNY at the end of the lockout period, the member has the option to convert the funding to an advance product of their choice at the then current market rates as established by the FHLBNY for the advance type, or pay off the advance.

•	Fixed-Rate Advance . Fixed-Rate Advances are flexible funding tools that can be used by members to meet short-to long-term liquidity needs. Terms vary from 1-year to 30-years.

•	Overnight Repricing Advance Program . The Overnight Line of Credit (“OLOC”) Advances are short-term, flexible, readily accessible revolving lines of credit for immediate liquidity needs. Advances issued under the Overnight Line of Credit commitments mature on the next succeeding business day at which time the advance is repaid. Interest is calculated on a 360-day basis and is charged daily, and is priced at a spread to the then-prevailing Federal funds rate.

•	Repurchase Agreement (“Repo”) Advance . Repurchase Agreement Advances are secured by eligible securities that can be structured to have fixed or variable interest rates, “bullet” or quarterly interest payments, and a put option by which the FHLBNY receives an option to require payment after a predetermined lockout period. Members may use U.S Treasuries, Agency- issued debentures and mortgage-backed securities as collateral.

•	Mortgage-Matched Advance . Mortgage-matched Advances are medium- or long-term lending that are fixed-rate, with fixed amortizing schedules and are structured to match the payment characteristics of a mortgage loan or portfolio of mortgage loans held by the member. Terms offered are from one to 30 years, with constant principal and interest payments.
Letters of Credit
The FHLBNY may issue letters of credit (“Standby Letters of Credit”) on behalf of members to facilitate members’ residential and community lending, provide members with liquidity, or assist members with asset/liability management. Where permitted by law, members may utilize FHLBNY letters of credit to collateralize deposits made by units of state and local governments (“municipal deposits”). The FHLBNY’s underwriting and collateral requirements for securing Letters of Credit are the same as its requirements for securing advances.

Derivatives
To assist members in managing their interest rate and basis risk in both rising and falling interest-rate environments, the FHLBNY will act as an intermediary between the member and derivatives counterparty. Participating members must comply with the FHLBNY’s documentation requirements and meet the Bank’s underwriting and collateral requirements.
Acquired Member Assets Programs
Utilizing a risk-sharing structure, the FHLBanks are permitted to acquire certain assets from or through their members. These initiatives are referred to as Acquired Member Assets (“AMA”) programs. At the FHLBNY, the Acquired Member Assets initiative is the Mortgage Partnership Finance (“MPF”)® Program, which provides members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market. In the Mortgage Partnership Finance Program, the FHLBNY purchases conforming fixed-rate mortgages originated or purchased by its members. Members are then paid a fee for assuming a portion of the credit risk of the mortgages acquired by the FHLBNY. Members assume credit risk by providing a credit enhancement guarantee to the FHLBNY. This guarantee provides a double-A equivalent level of creditworthiness on the mortgages. The amount of this guarantee is fully collateralized by the member. The FHLBNY assumes the remainder of the credit risk along with the interest rate risk of holding the mortgages in its portfolio.
In a typical Mortgage Partnership Finance Program, the Participating Financial Institution sells previously closed loans to the FHLBNY. In the past, the FHLBNY has also purchased loans on a flow basis (referred to as “table-funding,” which means that the Participating Financial Institution uses the FHLBNY’s funds to make the mortgage loan to the borrower). The Participating Financial Institution closes the loan “as agent” for the FHLBNY. Flow loans are restricted to the Mortgage Partnership Finance 100 product. The Finance Board specifically authorized table funded loans in its Regulations authorizing the Mortgage Partnership Finance Program and the only product initially offered for the first two years of the Mortgage Partnership Finance Program was for table funded loans. The Finance Board’s initial Resolutions were specifically extended by the Acquired Member Assets Regulations (12 CFR Part 955).
The Acquired Member Assets Regulation does not specifically address the disposition of Acquired Member Assets. The main intent of that regulation is the purchase of assets for investment rather than for trading purposes. However, the FHLBanks have the legal authority to sell Mortgage Partnership Finance loans pursuant to the grant of incidental powers in Section 12 of the FHLBank Act. Section 12(a) of the FHLBank Act specifically provides that each FHLBank “shall have all such incidental powers, not inconsistent with the provisions of this chapter, as are customary and usual in corporations generally.” General corporate law principles permit the sale of investments.
The FHLBNY also holds participation interests in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program. Acquisitions of participations under the Community Mortgage Asset program were suspended indefinitely in November 2001.
Mortgage Partnership Finance Program
The Mortgage Partnership Finance Program is a unique secondary mortgage market structure under which participating FHLBanks (“MPF Banks”) serve as a long-term source of liquidity to their Participating Financial Institution members (“PFIs”) who originate mortgage loans. The Mortgage Partnership Finance Banks do this by either purchasing mortgage loans after they have been originated by the Participating

Financial Institutions or, alternatively, by table funding the mortgage loans themselves. In this regard, the mortgage loans purchased or funded are held on the Mortgage Partnership Finance Bank’s balance sheet.
The current Mortgage Partnership Finance Banks are the Federal Home Loan Banks of Atlanta, Boston, Chicago, Dallas, Des Moines, New York, Pittsburgh, San Francisco and Topeka. The Federal Home Loan Bank of Chicago acts as “Mortgage Partnership Finance Provider” and provides programmatic and operational support to the Mortgage Partnership Finance Banks and their Participating Financial Institutions. The FHLBNY received regulatory approval in 1999 and has been a participant in the Mortgage Partnership Finance Program since that date.
The FHLBNY purchases whole loans directly from Participating Financial Institutions, typically its members, although the FHLBNY is permitted under the program to purchase loans directly from Participating Financial Institutions that are members of another FHLBank. The Participating Financial Institution credit enhances the loan, feeds the required data into a web based system supported by the FHLBank Chicago and contracts to deliver a dollar amount and a coupon by executing a delivery commitment. The coupon rate pricing is quoted in decimals increments of 1/8’s, and the terms are 3, 10, 20, 30 and 45 business days out for delivery and are product specific to Fixed Rate 15, 20 & 30 years conventional loan limits and Veterans Administration (“VA”) and Federal Housing Administration (“FHA”) insured 15 & 30 years. The delivery commitment is a mandatory obligation for the Participating Financial Institution, and is associated with a specific credit enhanced loan or loans. Once the loan is committed to delivery, transactions are generated to charge or to credit the Participating Financial Institution’s demand account and offsetting accounts in the books of the FHLBNY. The Participating Financial Institution has seven business days to deliver to the Mortgage Partnership Finance Custodian the Endorsed Note and copy of the mortgage along with the proper form of assignment to complete the transaction. The Participating Financial Institution then is required to report monthly and remit loan payment activity until satisfaction of the debit.
The Mortgage Partnership Finance Provider services the loans through its back-office operations, which offers Participating Financial Institutions a web based application to perform all sales transactions. The Mortgage Partnership Finance Provider, the FHLBank Chicago, provides “End of Day” information to the FHLBNY each business day. Contained in those files are ACH transactions to facilitate the funding of the loans through the FHLBNY’s records. The Mortgage Partnership Finance Provider through their agent Wells Fargo, the Master Servicer, collects, reconciles and reports loan level activity each month from the respective Participating Financial Institutions.
The assets acquired by the Mortgage Partnership Finance Banks under the Mortgage Partnership Finance Program generally have the net credit risk exposure equivalent to “AA” rated assets because of the credit risk sharing structure mandated by the Finance Board’s Acquired Member Asset regulation (12 CFR Part 955) (“AMA Regulation”). Mortgage Partnership Finance Program assets are qualifying conventional conforming and government (i.e., Federal Housing Administration insured and Veterans Administration guaranteed) fixed-rate mortgage loans and participations in pools of such mortgage loans, consisting of one-to-four family residential properties with maturities ranging from 5 to 30 years, which are funded by or sold to the Mortgage Partnership Finance Banks (“Mortgage Partnership Finance Loans”). The Acquired Member Assets Regulation requires Mortgage Partnership Finance Loans to be purchased by the Mortgage Partnership Finance Banks through or from Participating Financial Institutions and to be credit enhanced in part by the Participating Financial Institutions. Mortgage Partnership Finance Banks generally acquire whole loans from their respective Participating Financial Institutions but may also acquire them from a member of another Mortgage Partnership Finance Bank with permission of the Participating Financial Institution’s respective Mortgage Partnership Finance Bank or may acquire participations from another Mortgage Partnership Finance Bank.

The Mortgage Partnership Finance Provider establishes the eligibility standards under which a Mortgage Partnership Finance Bank member may become a Participating Financial Institution. The structure of Mortgage Partnership Finance products and the eligibility standards for Mortgage Partnership Finance Loans is established by the MPF providers who also manage the pricing and delivery mechanism for Mortgage Partnership Finance Loans. The Mortgage Partnership Finance Provider publishes and maintains the Mortgage Partnership Finance Origination Guide and Mortgage Partnership Finance Servicing Guide (together, “Mortgage Partnership Finance Guides”) which detail the guidelines Participating Financial Institutions must follow in originating or selling and servicing Mortgage Partnership Finance Loans.
The distinctive feature of the Mortgage Partnership Finance Program, and benefit for Participating Financial Institutions, is that rather than paying a guaranty fee to another housing-related Government Sponsored Enterprise (“GSE”), Participating Financial Institutions are paid credit enhancement fees for sharing in the risk of loss on Mortgage Partnership Finance Loans. For the nine FHLBanks, more than 944 commercial banks, thrifts, credit unions and insurance companies are approved Participating Financial Institutions that collectively deliver mortgage loans into the Mortgage Partnership Finance Program secured by homes in all fifty states, the District of Columbia and Puerto Rico.
The FHLBNY had 69 members at December 31, 2005 and 64 members at December 31, 2004 that had been approved as Participating Financial Institutions. As of December 31, 2005, the FHLBNY has granted participation interests in the Mortgage Partnership Finance Loans it had acquired from its Participating Financial Institutions totaling $188.2 million on a cumulative basis to the Mortgage Partnership Finance Provider.
The Mortgage Partnership Finance Program is designed to allocate the risks of Mortgage Partnership Finance Loans among the Mortgage Partnership Finance Banks and Participating Financial Institutions and to take advantage of their respective strengths. Participating Financial Institutions have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing Participating Financial Institutions to originate Mortgage Partnership Finance Loans, whether through retail or wholesale operations, and to retain or acquire servicing of Mortgage Partnership Finance Loans, the Mortgage Partnership Finance Program gives control of those functions that most impact credit quality to Participating Financial Institutions. The credit enhancement structure motivates Participating Financial Institutions to minimize Mortgage Partnership Finance Loan losses. The Mortgage Partnership Finance Banks are responsible for managing the interest rate risk, prepayment risk and liquidity risk associated with owning Mortgage Partnership Finance Loans.
Mortgage Partnership Finance Mortgage Standards. The Mortgage Partnership Finance Guides set forth the eligibility standards for Mortgage Partnership Finance Loans. Participating Financial Institutions are free to use an approved automated underwriting system or to underwrite Mortgage Partnership Finance Loans manually when originating or acquiring loans though the loans must meet Mortgage Partnership Finance Program underwriting and eligibility guidelines outlined in the Mortgage Partnership Finance Origination Guide. In some circumstances, a Participating Financial Institution may be granted a waiver exempting it from complying with specified provisions of the Mortgage Partnership Finance Guides.
The current underwriting and eligibility guidelines can be broadly summarized as follows with respect to Mortgage Partnership Finance Loans:
•	Conforming loan size, which is established annually as required by the Acquired Member Assets Regulation and may not exceed that for the other Government Sponsored Enterprises (e.g. Fannie Mae and Freddie Mac) each year. Mortgage Partnership Finance purchases loans that are limited to Office of Federal Housing Enterprise Oversight’s single-family loan limits; fixed-rate fully amortizing loans.
•	Fixed-rate, fully-amortizing loans with terms from 5 to 30 years;

•	Secured by first liens on residential owner occupied primary residences and second homes; primary residences may be up to four units.
•	Condominium, planned unit development and manufactured homes are acceptable property types as are mortgages on leasehold estates (though manufactured homes must be on land owned in fee simple by the borrower);
•	95% maximum loan-to-value ratio (“LTV”); except for FHLBank Affordable Housing Program mortgage loans which may have loan-to-value ratios up to 100% (but may not exceed 105% total loan-to-value ratio, which compares the property value to the total amount of all mortgages outstanding against a property) and Veterans Administration and Federal Housing Administration insured Mortgage Partnership Finance Loans which may not exceed the loan-to-value ratio limits set by Federal Housing Administration and VA;
•	Mortgage Partnership Finance Loans with loan-to-value ratios greater than 80.0% with mortgage guaranty insurance (“MI”) from a mortgage guaranty insurance company rated at least “AA” or “Aa” and acceptable to Standard & Poor’s Rating Services, a division of the McGraw-Hill Companies (“S&P”);
•	Unseasoned or current production with up to 5 payments made by the borrowers;
•	Credit reports and credit scores for each borrower; for borrowers with no credit score, alternative verification of credit is permitted;
•	Analysis of debt ratios;
•	Verification of income and sources of funds, if applicable;
•	Property appraisal;
•	Customary property or hazard insurance, and flood insurance, if applicable; from insurers acceptably rated as detailed in the Mortgage Partnership Finance Guides;
•	Title insurance or, in those areas where title insurance is not customary, an attorney’s opinion of title;
•	The mortgage documents, mortgage transaction, and mortgaged property must comply with all applicable laws and loans must be documented using standard Fannie Mae/Freddie Mac Uniform Instruments;
•	Loans that are not ratable by a rating agency are not eligible for delivery under the Mortgage Partnership Finance Program; and
•	Loans that are classified as high cost, high rate, high risk, HOEPA loans or loans in similar categories defined under predatory lending or abusive lending laws are not eligible for delivery under the Mortgage Partnership Finance Program.
Mortgage Partnership Finance Service Agreement. The Mortgage Partnership Finance Provider has entered into an agreement (“Services Agreement”) with each of the other Mortgage Partnership Finance Banks to make the Mortgage Partnership Finance Program available to their respective Participating Financial Institutions. The Services Agreement sets forth the terms and conditions of the Mortgage Partnership Finance Bank’s participation in the Mortgage Partnership Finance Program. The Services Agreement outlines the Mortgage Partnership Finance Provider’s agreement to provide transaction-processing services for the Mortgage Partnership Finance Banks, including acting as master servicer and master custodian for the Mortgage Partnership Finance Banks with respect to the Mortgage Partnership Finance Loans. The Mortgage Partnership Finance Provider has engaged Wells Fargo Bank N.A. as its vendor for master servicing and as the primary custodian for the Mortgage Partnership Finance Program, and has also contracted with other custodians meeting Mortgage Partnership Finance Program eligibility standards at the request of certain Participating Financial Institutions. Such other custodians are typically affiliates of Participating Financial Institutions and in some case a Participating Financial Institution acts as self-custodian.
Historically, in order to compensate the Mortgage Partnership Finance Provider for its transaction processing services, the Mortgage Partnership Finance Provider has required that each of the Mortgage Partnership Finance Banks sell to the Mortgage Partnership Finance Provider not less than a twenty-five percent (25%) participation interest in Mortgage Partnership Finance Loans funded by that Mortgage Partnership Finance Bank. Currently, all but one of the Mortgage Partnership Finance Banks compensate the Mortgage Partnership Finance Provider for its transaction processing services by paying a transaction service fee instead of granting the Mortgage Partnership Finance Provider a participation interest with respect to Mortgage Partnership Finance Loans acquired after 2003. One Mortgage Partnership Finance Bank continues to compensate the Mortgage Partnership Finance Provider for its transaction processing services by selling to that Mortgage Partnership Finance Bank not less than twenty-five percent (25%) participation interest in their Mortgage Partnership Finance Loans.
In addition to receiving participation interests as compensation for providing transaction-processing services, the Mortgage Partnership Finance Provider may purchase additional participation interests in Mortgage Partnership Finance Loans through an agreement with the relevant Mortgage Partnership Finance Bank. As such, the participation percentages in Mortgage Partnership Finance Loans may vary by each pool of Mortgage Partnership Finance Loans funded or purchased by the Mortgage Partnership Finance Bank (“Master Commitment”) by agreement of the Mortgage Partnership Finance Bank granting or selling the participation interests (the “Owner Bank”), the Mortgage Partnership Finance Provider and other Mortgage Partnership Finance Banks receiving a participation interest. In order to detail the responsibilities and obligations for all participation interests sold by an Owner Bank to the Mortgage Partnership Finance Provider or to other participating Mortgage Partnership Finance Banks, each Owner Bank has entered into a participation agreement with the Mortgage Partnership Finance Provider and, as applicable, any other participant Mortgage Partnership Finance Bank. Each participant Mortgage Partnership Finance Bank is responsible for all risk of loss commensurate with its ownership interest in the Mortgage Partnership Finance Loans in which it has a participation interest. In return, the participant Mortgage Partnership Finance Bank is entitled to its participation interest in the principal and interest collected by the Owner Bank. The Owner Bank and other participant Mortgage Partnership Finance Bank(s) are obligated to pay for each Mortgage Partnership Finance Loan their respective share of the loan funding or purchase price, credit enhancement fees, and other costs and expenses incurred.
Mortgage Partnership Finance Loans are funded through or purchased directly from a Participating Financial Institution through the transactional services provided by the Mortgage Partnership Finance Provider. Under the Services Agreement between the Mortgage Partnership Finance Bank and the Mortgage Partnership Finance Provider, the Mortgage Partnership Finance Provider provides the necessary systems for Participating Financial Institutions to deliver Mortgage Partnership Finance Loans to the Mortgage Partnership Finance Bank, establishes daily pricing for Mortgage Partnership Finance Loans, prepares reports for both the Participating Financial Institutions and Mortgage Partnership Finance Bank, and provides necessary quality control services on purchased Mortgage Partnership Finance Loans.
The Owner Bank is responsible for evaluating, monitoring, and certifying to any participant Mortgage Partnership Finance Bank the creditworthiness of each relevant Participating Financial Institution initially, and at least annually thereafter. The Owner Bank is responsible for ensuring that adequate collateral is available to secure the credit enhancement obligations of each of its Participating Financial Institutions arising from the origination or sale of Mortgage Partnership Finance Loans. The Owner Bank is also responsible for enforcing the Participating Financial Institution’s obligations under the Participating Financial Institution Agreement between the Participating Financial Institution and the Owner Bank.
Mortgage Partnership Finance Participating Financial Institution Agreement. A member (or housing associate) of a Mortgage Partnership Finance Bank must specifically apply to become a Participating Financial Institution. The Mortgage Partnership Finance Bank reviews the general eligibility of the member while the Mortgage Partnership Finance Provider reviews the member’s servicing qualifications and ability to supply documents, data and reports required to be delivered by Participating Financial Institutions under the Mortgage Partnership Finance Program. The member and its Mortgage Partnership Finance Bank sign a Mortgage Partnership Finance Program Participating Financial Institution Agreement (“PFI Agreement”)

that creates a relationship or framework for the Participating Financial Institution to do business with its Mortgage Partnership Finance Bank. The Participating Financial Institution Agreement provides the terms and conditions for the origination of the Mortgage Partnership Finance Loans to be funded or purchased by the Mortgage Partnership Finance Bank and establishes the terms and conditions for servicing Mortgage Partnership Finance Loans for the Mortgage Partnership Finance Bank.
Mortgage Partnership Finance Credit Enhancement Agreement. The Participating Financial Institution’s credit enhancement obligation (the “CE Amount”) arises under its Participating Financial Institution Agreement while the amount and nature of the obligation are determined with respect to each Master Commitment based upon the Mortgage Partnership Finance product and other criteria. Under the Acquired Member Assets Regulation, the Participating Financial Institution must “bear the economic consequences” of certain losses with respect to a Master Commitment.
The Participating Financial Institution’s Credit Enhancement Amount for a Master Commitment is equal to the loan losses for that Master Commitment in excess of the First Loss Account (the “FLA”), if any, up to an agreed upon amount. The final Credit Enhancement Amount is determined once the Master Commitment is closed (i.e., when the maximum amount of Mortgage Partnership Finance Loans are delivered, the maximum Credit Enhancement Amount, if any, is reached or the expiration date has occurred). Under the Mortgage Partnership Finance Program, the Participating Financial Institution’s credit enhancement may take the form of a direct liability to pay losses incurred with respect to that Master Commitment, or may require the Participating Financial Institution to obtain and pay for an Supplemental Mortgage Insurance policy insuring the Mortgage Partnership Finance Bank for a portion of the losses arising from the Master Commitment, or the Participating Financial Institution may contract for a contingent performance based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the Master Commitment.
Under the Acquired Member Assets Regulation, the Credit Enhancement Amount that is a Participating Financial Institution’s direct liability must be collateralized by the Participating Financial Institution in the same way that advances from the Bank are collateralized. The Participating Financial Institution Agreement provides that the Participating Financial Institution’s obligations under the Participating Financial Institution Agreement are secured along with other obligations of the Participating Financial Institution under its regular advances agreement with the Mortgage Partnership Finance Bank and further, that the Mortgage Partnership Finance Bank may request additional collateral to secure the Participating Financial Institution’s obligations.
Typically, a Participating Financial Institution will sign one Master Commitment to cover all the conventional Mortgage Partnership Finance Loans it intends to deliver to the Mortgage Partnership Finance Bank in a year. However, a Participating Financial Institution may also sign a Master Commitment for Government Mortgage Partnership Finance Loans and it may choose to deliver Mortgage Partnership Finance Loans under more than one conventional product, or using different servicing remittance options and thus have several Master Commitments opened Commitments may be for periods shorter than one year and may be extended or increased by agreement of the Mortgage Partnership Finance Bank and the Participating Financial Institution.
The Master Commitment defines the pool of Mortgage Partnership Finance Loans for which the Credit Enhancement Amount is set so that the risk associated with investing in such pool of Mortgage Partnership Finance Loans is equivalent to investing in a “AA” rated asset without giving effect to the Mortgage Partnership Finance Bank’s obligation to incur losses up to the amount of the First Loss Account. Participating Financial Institutions deliver Mortgage Partnership Finance Loans by first obtaining a Delivery Commitment, which is a mandatory commitment of the Participating Financial Institution to sell or originate and the Mortgage Partnership Finance Bank to acquire eligible loans at a specific rate of interest (within a range of plus or minus 0.125%) having a specified term (i.e., 60 months, 61 to 180 months, 181 months to 240 months, or 241 to 360 months) within a specified time period (i.e., 3, 10, 15, 30 or 45 business days).
Prior to requesting funding for a Mortgage Partnership Finance Loan, the Participating Financial Institution must designate under which Delivery Commitment the loan will be funded and must submit certain data concerning the loan to the Mortgage Partnership Finance Program system so that a credit enhancement analysis can be completed. The designation of a loan to a Delivery Commitment then assigns the loan to a Master Commitment so that the cumulative credit enhancement level can be determined along with the funding availability under that Master Commitment. Loans which would exceed the maximum amount of a Master Commitment or exceed the Participating Financial Institution’s maximum Credit Enhancement Amount, if any, or which would be funded after the expiration of the Master Commitment will be rejected by the Mortgage Partnership Finance Program system. In addition, except for a minimal tolerance, the amount of the Mortgage Partnership Finance Loans funded under a Delivery Commitment may not exceed the amount of the Delivery Commitment. Delivery Commitments that are not fully funded by their expiration date are subject to pair-off fees or extension fees, which protect the Mortgage Partnership Finance Bank against changes in market prices.
By delivering loan data, usually electronically through the Mortgage Partnership Finance Provider’s secure eMPF website, and requesting funding for the Mortgage Partnership Finance Loan, the Participating Financial Institution makes certain representations and warranties to the Mortgage Partnership Finance Bank which is contained in the Participating Financial Institution Agreement and in the Mortgage Partnership Finance Guides. The representations and warranties are similar to those required by Fannie Mae, Freddie Mac and in mortgage-backed securities and specifically include compliance with predatory lending laws and the integrity of the data transmitted to the Mortgage Partnership Finance Program system.
Once a Mortgage Partnership Finance Loan is funded or purchased, the Participating Financial Institution must deliver the promissory note and certain other relevant documents (“Collateral Package”) to the designated custodian. The custodian reports to the Mortgage Partnership Finance Provider whether the Collateral Package matches the funding information in the Mortgage Partnership Finance Program system and otherwise meets Mortgage Partnership Finance Program requirements. If the Participating Financial Institution does not deliver a conforming Collateral Package within the timeframes required under the Mortgage Partnership Finance Guides, it will be assessed a late fee and can be required to purchase or repurchase the Mortgage Partnership Finance Loan.
Mortgage Partnership Finance Servicing. Participating Financial Institutions generally deliver Mortgage Partnership Finance Loans on a servicing retained basis, that is, the Participating Financial Institution or its servicing affiliate retains the right and responsibility for servicing the Mortgage Partnership Finance Loans. However, certain Participating Financial Institutions may desire to sell the servicing rights under the Mortgage Partnership Finance Program’s concurrent sale of servicing option. To date, the Mortgage Partnership Finance Program has designated one servicing Participating Financial Institution, which is eligible to acquire servicing rights under this option. An originating Participating Financial Institution may also negotiate with other Participating Financial Institutions to purchase servicing rights, however this type of arrangement would not include direct support from the Mortgage Partnership Finance Program. The current limited options for selling Mortgage Partnership Finance Loans to the Mortgage Partnership Finance Bank on a servicing-released basis may reduce the attractiveness of the Mortgage Partnership Finance Program to potential Participating Financial Institutions that do not want to retain servicing.
The Participating Financial Institution servicer of the Mortgage Partnership Finance Loan is responsible for collecting the borrower’s monthly payments and otherwise dealing with the borrower with respect to the Mortgage Partnership Finance Loan and the mortgaged property. Monthly principal and interest payments are withdrawn from the Participating Financial Institution’s deposit account with the Mortgage Partnership Finance Bank on the 18th day of each month (or prior business day if the 18th is not a business day) based on reports the Participating Financial Institution is required to provide to the master servicer. Based on these monthly reports, the Mortgage Partnership Finance Program system generates electronic directions to the Bank’s accounting system to make the appropriate deposit or withdrawal from the Participating Financial Institution’s deposit account.
If a Mortgage Partnership Finance Loan becomes delinquent, the Participating Financial Institution is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. The Mortgage Partnership Finance Guides provide the limited types of forbearance plans that are permitted. If the Participating Financial Institution determines that a Mortgage Partnership Finance Loan which has become ninety days delinquent is not likely to be brought current, the Participating Financial Institution is to proceed with a foreclosure plan and commence foreclosure activities. The foreclosure plan includes determining the current condition and value of the mortgaged property and the likelihood of loss upon disposition of the property after foreclosure or in some cases a deed in lieu of foreclosure. The Participating Financial Institution is required to secure and insure the property after it acquires title through the date of disposition. After submitting its foreclosure plan to the master servicer, the Participating Financial Institution provides monthly status reports regarding the progress of foreclosure and subsequent disposition activities. Upon disposition, a final report must be submitted to the master servicer detailing the outstanding loan balance, accrued and unpaid interest, the net proceeds of the disposition and the amounts advanced by the Participating Financial Institution, including principal and interest advances during the disposition period for the scheduled/scheduled remittance option. If there is a loss on the conventional Mortgage Partnership Finance Loan, the loss is allocated to the Master Commitment and shared in accordance with the risk sharing structure for that particular Master Commitment. Gains are the property of the Mortgage Partnership Finance Bank but are available to offset future losses under the Master Commitment.
Throughout the servicing process the Mortgage Partnership Finance Provider’s vendor for master servicing monitors the Participating Financial Institution’s compliance with Mortgage Partnership Finance Program requirements and makes periodic reports to the Mortgage Partnership Finance Provider. The Mortgage Partnership Finance Provider will bring any material concerns to the attention of the Mortgage Partnership Finance Bank. Minor lapses in servicing are simply charged to the Participating Financial Institution rather than allowed to be included in determining a loss on a Mortgage Partnership Finance Loan. Major lapses in servicing could result in a Participating Financial Institution’s servicing rights being terminated for cause and the servicing of the particular Mortgage Partnership Finance Loans being transferred to a new, qualified servicing Participating Financial Institution. No Participating Financial Institution’s servicing rights have been terminated for cause in the history of the Mortgage Partnership Finance Program. In addition, the Mortgage Partnership Finance Guides require each Participating Financial Institution to maintain errors and omissions insurance and a fidelity bond and to provide an annual certification with respect to its insurance and its compliance with the Mortgage Partnership Finance Program requirements.
Mortgage Partnership Finance Quality Assurance. The Mortgage Partnership Finance Provider conducts an initial quality assurance (“QA”) review of a selected sample from the Participating Financial Institution’s initial Mortgage Partnership Finance Loan deliveries. Thereafter periodic reviews of a sample of Mortgage Partnership Finance Loans are performed to determine whether the reviewed Mortgage Partnership Finance Loans complied with the Mortgage Partnership Finance Program requirements at the time of acquisition. A Quality Assurance letter is sent to the Participating Financial Institution noting any critical or general exception compliance matters. The Participating Financial Institution will be required to purchase or repurchase any Mortgage Partnership Finance Loan that is determined to be ineligible and for which the ineligibility cannot be cured. Any exceptions, which indicate a negative trend, are discussed with the Participating Financial Institution and could result in the suspension or termination of a Participating Financial Institution’s ability to deliver new business if the concerns are not adequately addressed.

A majority of the states, and some municipalities, have enacted laws against mortgage loans considered predatory or abusive. Some of these laws impose liability for violations on not only the originator, but also upon purchasers and assignees of mortgage loans. The Bank is taking measures that it considers reasonable and appropriate to reduce its exposure to potential liability under these laws and is not aware of any claim, action or proceeding asserting that the Bank is liable under these laws. However, there can be no assurance that the Bank will never have any liability under predatory or abusive lending laws.
Mortgage Partnership Finance Allocation of Losses and Credit Enhancement. The risk characteristics of each Mortgage Partnership Finance Loan (as detailed in data provided by the Participating Financial Institution) are analyzed by the Mortgage Partnership Finance Provider using Standard & Poor’s Rating Services’ LEVELS™ model in order to determine the amount of credit enhancement required for a loan or group of loans to be acquired by an Mortgage Partnership Finance Bank (“Mortgage Partnership Finance Program methodology”) but which leaves the decision whether or not to deliver the loan or group of loans into the Mortgage Partnership Finance Program with the Participating Financial Institution.
The Mortgage Partnership Finance Bank and Participating Financial Institution share the risk of losses on Mortgage Partnership Finance Loans by structuring potential losses on conventional Mortgage Partnership Finance Loans into layers with respect to each Master Commitment.

The general allocation of losses is described in the table below:
Mortgage Partnership Finance Loss Layers

The first layer of protection against loss is the borrower’s equity in the real property securing the Mortgage Partnership Finance Loan.
Second, as is customary for conventional mortgage loans (with loan-to-value ratio’s greater than 80%), the next layer of protection comes from primary Mortgage Guaranty Insurance issued by qualified Mortgage Guaranty Insurance companies.
•	Such coverage is required for Mortgage Partnership Finance Loans with loan-to-value ratio greater than 80%.
Third, losses for each Master Commitment that are not paid by primary mortgage guaranty insurance, up to an agreed upon amount, called a “First Loss Account” or “FLA,” are incurred by the Mortgage Partnership Finance Bank.
•	The First Loss Account* represents the amount of potential expected losses which the Bank must incur before the member’s credit enhancement becomes available to cover losses.

•	The First Loss Account is not a segregated account where funds are accumulated to cover losses. It is simply a mechanism the Bank uses for tracking its potential loss exposure.
Fourth, losses for each Master Commitment in excess of the First Loss Account, if any, up to an agreed upon amount (the “Credit Enhancement Amount”) are covered by the Participating Financial Institution’s credit enhancement.
•	The Participating Financial Institution’s Credit Enhancement Amount is sized using the Mortgage Partnership Finance Program First Loss Account methodology to equal the amount of losses in excess of, or including, the First Loss Account (depending on the Mortgage Partnership Finance product) that would need to be paid so that any losses in excess of the Credit Enhancement Amount and initial First Loss Account would be equivalent to losses experienced by an investor in an “AA” rated mortgage backed security. The Participating Financial Institution may procure supplemental mortgage insurance to cover losses equal to all or a portion of the Credit Enhancement Amount (except that losses generally classified as special hazard losses are not covered by supplemental mortgage insurance).

•	The Participating Financial Institution is paid a monthly credit enhancement fee for managing credit risk on the Mortgage Partnership Finance Loans. In most cases, the credit enhancement fees are performance based which further motivates the Participating Financial Institution’s to minimize loan losses on Mortgage Partnership Finance Loans.

Fifth, any remaining unallocated losses are absorbed by the Mortgage Partnership Finance Bank.

*	The First Loss Account feature is offered with all conventional mortgage loan products.

By undertaking to credit enhance (bear the economic consequences of certain losses) each Master Commitment, the Participating Financial Institution maintains an interest in the performance of the Mortgage Partnership Finance Loans it sells to or originates and services for the Mortgage Partnership Finance Bank. This feature of the Mortgage Partnership Finance Program provides continued incentive for active management by the Participating Financial Institution to reduce credit risk in Mortgage Partnership Finance Loans and distinguishes the Mortgage Partnership Finance Program from other secondary market sale structures. Also, the Participating Financial Institution’s Credit Enhancement Amount for each Master Commitment (which includes any Supplemental Mortgage Insurance) is sized to equal the amount of expected losses in excess of the First Loss Account (at the time the Credit Enhancement Amount is established) that would need to be paid so that any losses in excess of the Credit Enhancement Amount and First Loss Account would be limited to the losses of an investor in an “AA”-rated mortgage-backed security, as determined by the Mortgage Partnership Finance Program methodology. As required by the Acquired Member Assets Regulation, the Mortgage Partnership Finance Program methodology has been confirmed by Standard & Poor’s Rating Services, a Nationally Recognized Statistical Rating Organization (“NRSRO”), as providing an analysis of each Master Commitment that is “comparable to a methodology that the Nationally Recognized Statistical Rating Organization would use in determining credit enhancement levels when conducting a rating review of the asset or pool of assets in a securitization transaction.” (12 CFR §955.3(a)). Thus the required credit enhancement determined by the Mortgage Partnership Finance Program methodology is calculated to provide to the Mortgage Partnership Finance Bank the same probability as that of an investor in an “AA”-rated mortgage-backed security of incurring losses on any Master Commitment in excess of the First Loss Account and the required Credit Enhancement Amount.
With respect to participation interests, Mortgage Partnership Finance Loan losses not absorbed by borrower’s equity or primary mortgage guaranty insurance will be applied to the First Loss Account and allocated amongst the participants pro rata based upon their respective participation interests. Next, losses will be applied to the Credit Enhancement Amount of the Participating Financial Institution which may include Supplemental Mortgage Insurance as indicated by the particular Mortgage Partnership Finance product in question, and finally, further losses will be shared based on the participation interests of the Owner Bank and Mortgage Partnership Finance Bank(s) in each Master Commitment. Under the Services Agreement, other than the obligation, where applicable, to sell the Mortgage Partnership Finance Provider a participation interest in Mortgage Partnership Finance Loans funded by the Owner Bank, there are no minimum sales levels.
Any portion of the Credit Enhancement Amount of a Participating Financial Institution that is not covered by Supplemental Mortgage Insurance provided by a qualified mortgage guaranty insurance company is secured by collateral pursuant to the terms of the Participating Financial Institution’s Advances Agreement with its Mortgage Partnership Finance Bank.
Mortgage Partnership Finance products. In the chart above, “Mortgage Partnership Finance Loss Layer”, the section “Allocation of Losses and Credit Enhancement” describes the general mechanics for the allocation of losses under Mortgage Partnership Finance Program. The chart below describes the particular First Loss Account and Participating Financial Institution credit enhancement obligations for each Mortgage Partnership Finance Product type.

Mortgage Partnership Finance products types at December 31, 2005 and 2004 are described below:
Original Mortgage Partnership Finance
First Loss Account
•	The First Loss Account starts out at zero on the day the first Mortgage Partnership Finance Loan under a Master Commitment is purchased but increases monthly over the life of the Master Commitment at a rate that ranges from 0.03% to 0.05% (3 to 5 basis points) per annum based on the month end outstanding aggregate principal balance of the Master Commitment.

•	Over time the First Loss Account is expected to cover expected losses on a Master Commitment, though losses early in the life of the Master Commitment could exceed the First Loss Account and be charged in part to the Participating Financial Institution’s Credit Enhancement Amount.
Participating Financial Institutions Credit Enhancement Amount
•	The Participating Financial Institution’s Credit Enhancement Amount is sized using the Mortgage Partnership Finance Program methodology to equal the amount needed for the Master Commitment to have a rating equivalent to a “AA” rated mortgage backed security, without giving effect to the First Loss Account.
•	The Participating Financial Institution is paid a monthly credit enhancement fee, typically 0.10% (10 basis points) per annum, based on the aggregate outstanding principal balance of the Mortgage Partnership Finance Loans in the Master Commitment.

Mortgage Partnership Finance 100
First Loss Account
•	The First Loss Account is equal to 1.00% (100 basis points) of the aggregate principal balance of the Mortgage Partnership Finance Loans funded under the Master Commitment.

•	Once the Master Commitment is fully funded, the First Loss Account is expected to cover expected losses on that Master Commitment.
Participating Financial Institution Credit Enhancement Amount
•	The Participating Financial Institution Credit Enhancement Amount is calculated using the Mortgage Partnership Finance Program methodology to equal the difference between the amounts needed for the Master Commitment to have a rating equivalent to an “AA” rated mortgage backed security and the amount of the First Loss Account.

•	The credit enhancement fee is between 0.07% and 0.10% (7 and 10 basis points) per annum of the aggregate outstanding principal balance of the Mortgage Partnership Finance Loans in the Master Commitment.

•	In addition, the Participating Financial Institution monthly credit enhancement fee after the first two or three years becomes performance based in that it is reduced by losses charged to the First Loss Account.

•	Under the Mortgage Partnership Finance 100 product, Participating Financial Institution originates loans as agent for the MPF Bank and the Mortgage Partnership Finance Bank provides the funds to close the loans (“table funding”). This differs from the other Mortgage Partnership Finance products in which the MPF Bank purchases loans that have already been closed by the Participating Financial Institution.

Mortgage Partnership Finance 125
FLA
•	The FLA is equal to 1.00% (100 basis points) of the aggregate principal balance of the MPF Loans funded under the Master Commitment.

•	Once the Master Commitment is fully funded, the FLA is expected to cover expected losses on that Master Commitment.
PFI CE Amount
•	The PFI’s CE Amount is calculated using the MPF Program methodology to equal the difference between the amount needed for the Master Commitment to have a rating equivalent to a “AA” rated mortgage backed security and the amount of the FLA.

•	The credit enhancement fee is between 0.07% and 0.10% (7 and 10 basis points) per annum of the aggregate outstanding principal balance of the MPF Loans in the Master Commitment and is performance based in that it is reduced by losses charged to the FLA.

Mortgage Partnership Finance Plus
Original Mortgage Partnership Finance for FHA /VA

•	Only Government Mortgage Partnership Finance Loans are eligible for sale under this product.

•	The Participating Financial Institution provides and maintains Federal Housing Administration insurance or a Veterans Administration guaranty for the Government Mortgage Partnership Finance Loans and the Participating Financial Institution is responsible for compliance with all Federal Housing Administration or Veterans Administration requirements and for obtaining the benefit of the Federal Housing Administration insurance or the Veterans Administration guaranty with respect to defaulted Government Mortgage Partnership Finance Loans.

•	The Participating Financial Institution’s servicing obligations are essentially identical to those undertaken for servicing loans in a Ginnie Mae security. Because the Participating Financial Institution servicing these Mortgage Partnership Finance Loans assumes the risk with respect to amounts not reimbursed by either the Federal Housing Administration or Veterans Administration, the structure results in the Mortgage Partnership Finance Banks having assets that are expected to perform the same as Ginnie Mae securities.

•	The Participating Financial Institution is paid a monthly Government Loan fee equal to 0.02% (2 basis points) per annum based on the month end outstanding aggregate principal balance of the Master Commitment in addition to the customary 44 basis point (0.44%) per annum servicing fee that is retained by the Participating Financial Institution on a monthly basis based on the outstanding aggregate principal balance of the Mortgage Partnership Finance Loans.

•	Only Participating Financial Institutions that are licensed or qualified to originate and service Federal Housing Administration and Veterans Administration loans and that maintain a mortgage loan delinquency ratio that is acceptable to the Mortgage Partnership Finance Provider and that is comparable to the national average and/or regional delinquency rates as published by the Mortgage Bankers Association from time-to-time are eligible to sell and service Government Mortgage Partnership Finance Loans under the Mortgage Partnership Finance Program.

FLA
•	The FLA is equal to an agreed upon number of basis points of the aggregate principal balance of the MPF Loans funded under the Master Commitment that is not less than the amount of expected losses on the Master Commitment.

•	Once the Master Commitment is fully funded, the FLA is expected to cover expected losses on that Master Commitment.
PFI CE Amount
•	The PFI is required to provide an SMI policy covering the MPF Loans in the Master Commitment and having a deductible initially equal to the FLA.

•	Depending upon the amount of the SMI policy, the PFI may or may not have a separate CE Amount obligation.

•	The total amount of the PFI’s CE Amount (including the SMI policy) is calculated using the MPF Program methodology to equal the difference between the amount needed for the Master Commitment to have a rating equivalent to a “AA” rated mortgage backed security and the amount of the FLA.

•	The performance based portion of the credit enhancement fee is typically between 0.06% and 0.07% (6 and 7 basis points) per annum of the aggregate outstanding balance of the MPF Loans in the Master Commitment. The performance based fee is reduced by losses charge to the FLA and is delayed for one year from the date MPF Loans are sold to the MPF Bank. The fixed portion of the credit enhancement fee is typically 0.07% (7 basis points) per annum of the aggregate outstanding principal balance of the MPF Loans in the Master Commitment. The lower performance based credit enhancement fee is for Master Commitments without a direct PFI CE Amount obligation.

The following chart provides a comparison of the Mortgage Partnership Finance products. FHLBNY has participated in all product types and its outstanding balance at December 31, 2005 and 2004 includes the products types described below.

		Participating
		Financial	Average
	Mortgage	Institution	Preferred	Credit		Servicing
	Partnership	Direct Credit	Financial	Enhancement Fee		Fee to
	Finance Bank	Enhancement	Institution Credit	to Participating	Credit	Participating
	First Loss	Size	Enhancement	Financial	Enhancement	Financial
Product Name	Account *	Description	Size*	Institution	Fee Offset [1]	Institution

Original Mortgage Partnership Finance	3 to 5 basis points/added each year based on the unpaid balance	Equivalent to “AA”	3.17%	9 to 11 basis points/year — paid monthly	No	25 basis points/year

Mortgage Partnership Finance 100	100 basis points fixed based on the size of the loan pool at closing	After First Loss Account to “AA”	0.88%	7 to 10 basis points/year — paid monthly; performance based after 2 or 3 years	Yes — After first 2 to 3 years	25 basis points/year

Mortgage Partnership Finance 125	100 basis points fixed based on the size of the loan pool at closing	After First Loss Account to “AA”	0.67%	7 to 10 basis points/year — paid monthly; performance based	Yes	25 basis points/year

Mortgage Partnership Finance Plus	Sized to equal expected losses	0-20 bps after First Loss Account and SMI	0.04%	13 or 14 basis points/year divided between a fixed fee and a performance based (delayed for 1 year) fee; all fees paid monthly	Yes, for performance based fee	25 basis points/year

Mortgage Partnership Finance for Federal Housing Administration/Veter an’s Administration	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	2 basis points/year - paid monthly [2]	N/A	44 basis points/year

*	As of December 31, 2005 and 2004

[1]	May not exceed the First Loss Account amount for the life of the pool.

[2]	Government Loan Fee
First Loss Account feature is available for only conventional mortgage products.

Correspondent Banking Services
The FHLBNY offers its members an array of correspondent banking services, including depository services, wire transfers, settlement services, and safekeeping services. Depository services include processing of customer transactions in their Overnight Investment Accounts, the interest-bearing demand deposit account each customer has with the FHLBNY. All customer-related transactions (e.g., deposits, Federal Reserve Bank settlements, advances, securities transactions, and wires) are posted to these accounts each business day. Wire transfers include processing of incoming and outgoing domestic and foreign wire transfers, including third-party transfers. Settlement services include automated clearinghouse and other transactions received through the FHLBNY’s accounts at the Federal Reserve Bank as correspondent for its members and passed through to customers’ Overnight Investment Accounts at the FHLBNY. Through a third party, the FHLBNY offers customers a range of securities custodial services, such as settlement of book entry (electronically held) and physical securities. The FHLBNY encourages members to access these products through 1Link sm, an Internet-based delivery system developed as a proprietary service by the FHLBNY. Members access the 1Link system to obtain account activity information or process wire transfers, book transfers, security safekeeping and advance transactions.
Affordable Housing Program and Other Mission Related Programs
Federal Housing Finance Board regulation Part 952.5 (a) (Community Investment Cash Advance Programs) states in general that each FHLBank shall establish an Affordable Housing Program in accordance with part 951, and a Community Investment Program. As more fully discussed under “Tax Status”, annually, the 12 FHLBanks, including the FHLBNY, must set aside for the Affordable Housing Program the greater of $100 million or 10 percent of regulatory defined net income.
The FHLBank may also offer a Rural Development Advance program, an Urban Development Advance program, and other Community Investment Cash Advance programs.
Affordable Housing Program (“AHP”). The FHLBNY meets this requirement by allocating 10 percent of its previous year’s net income to its Affordable Housing Program each year. The Affordable Housing Program helps members of the FHLBNY meet their Community Reinvestment Act responsibilities. The program gives members access to cash grants and subsidized, low-cost funding to create affordable rental and home ownership opportunities, including first-time homebuyer programs. Within each year’s Affordable Housing Program allocation, the FHLBNY has established a set-aside program for first-time homebuyers called the First Home Club sm. A total of 25% of the Affordable Housing Program allocation for 2005 has been set aside for this program. Household income qualifications for the First Home Club are the same as for the competitive Affordable Housing Program. Qualifying households can receive matched funds at a 3:1 ratio, up to $5,000, as closing cost and/or down payment assistance. Households are also required to attend counseling seminars that address personal budgeting and home ownership skills training.
Other Mission Related Activities. The Community Investment Program (“CIP”), Rural Development Advance (“RDA”), and Urban Development Advance (“UDA”) are community-lending programs that provide additional support to members in their affordable housing and economic development lending activities. These community-lending programs support affordable housing and economic development activity within low- and moderate-income neighborhoods and other activities that benefit low- and moderate-income households. Through the Community Investment Program, Rural Development Advance, and Urban Development Advance programs, the FHLBNY provides reduced-interest-rate advances to members for lending activity that meets the program requirements. The FHLBNY also provides letters of credit (“Letters of Credit”) in support of projects that meet the CIP, Rural Development Advance, and Urban Development Advance program requirements. These project-eligible Letters of Credit are offered at reduced fees. Providing community lending programs (Community Investment Project, Rural Development Advance, Urban Development Advance, and Letters of Credit) at advantaged pricing that is discounted from the FHLBNY’s market interest rates and fees represents an additional income allocation in support of affordable housing and community economic development efforts. In addition, overhead costs and administrative expenses associated with the implementation of the FHLBNY’s Affordable Housing and community lending programs are absorbed as general operating expenses and are not charged back to the Affordable Housing Program allocation. The foregone interest and fee income, as well as the administrative and operating costs are above and beyond the annual income contribution to the Affordable Housing Program. Loans offered under these programs are accounted for on their contractual terms consistent with standard accounting practices and no separate benefits are recorded.
Investments
The FHLBNY maintains portfolios of investments to provide additional earnings and for liquidity purposes. Investment income also bolsters the FHLBNY’s capacity to fund Affordable Housing Program projects, to cover operating expenditures, and to satisfy the Resolution Funding Corporation (REFCORP) assessment. To help ensure the availability of funds to meet member credit needs, the FHLBNY maintains a portfolio of short-term investments issued by highly-rated financial institutions. The investments include overnight Federal funds, term Federal funds, interest-bearing deposits, and certificates of deposit. The FHLBNY further enhances interest income by maintaining a longer-term investment portfolio. This portfolio may include: securities issued by the U.S. government and U.S. government agencies, as well as mortgage-backed and residential asset-backed securities issued by government-sponsored mortgage enterprises or those carrying the highest credit ratings from Moody’s Investors Service (“Moody’s”) or Standard & Poor’s. Investments in housing-related obligations of state and local governments and their housing finance agencies are required to carry ratings of AA or higher at time of acquisition. Housing-related obligations help to liquefy mortgages that finance low- and moderate-income housing. The long-term investment portfolio generally provides the FHLBNY with higher returns than those available in the short-term money markets.
The FHLBNY is prohibited from investing in certain types of securities, including:
•	Instruments such as common stock that represent ownership in an entity. Exceptions include stock in small business investment companies and certain investments targeted at low-income persons or communities;

•	Instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks; and

•	Non-investment-grade debt instruments. Exceptions include certain investments targeted at low-income persons or communities and instruments that were downgraded after purchase.
The FHLBNY also limits the book-value of the FHLBNY’s investments in mortgage-backed and residential asset-backed securities, collateralized mortgage obligations, Real Estate Mortgage Investment Conduits, and other eligible asset-backed securities to not exceed 300% of the Bank’s previous month end capital on the day it purchases the securities. At the time of purchase, all securities purchased must carry the highest rating assigned by Moody’s or Standard & Poor’s.

The FHLBNY is prohibited from purchasing:
•	Interest-only or principal-only stripped mortgage-backed securities;

•	Residual-interest or interest-accrual classes of collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”);

•	Fixed-rate or floating-rate mortgage-backed securities that, on the trade date are at rates equal to their contractual caps and whose average lives vary by more than six years under an assumed instantaneous interest rate change of 300 basis points; and

•	Non-U.S. dollar denominated securities.
Debt Financing — Consolidated Obligations
The primary source of funds for the FHLBNY is the sale of debt securities, known as consolidated obligations, in the U.S. and Global capital markets. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the twelve FHLBanks. Consolidated obligations are not obligations of the United States, and the United States does not guarantee them. Moody’s has rated consolidated obligations Aaa/P-1, and Standard & Poor’s has rated them AAA/A-1+.
At December 31, 2005 and 2004, the aggregate par amounts of consolidated obligations outstanding for all 12 FHLBanks were $932.4 billion and $869.2 billion.
Although the FHLBNY is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the following rules apply: the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock from, any member or non-member stockholder until the Finance Board approves the FHLBNY’s consolidated obligation payment plan or other remedy and until the FHLBNY pays all the interest or principal currently due under all its consolidated obligations. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.
To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Board determines that the non-complying FHLBank is unable to make the payment, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks in proportion to each FHLBank’s participation in all consolidated obligations outstanding or on any other basis determined by the Finance Board.
Finance Board regulations state that the FHLBanks must maintain, free from any lien or pledge, the following types of assets in an amount at least equal to the face amount of consolidated obligations outstanding:
•	Cash;

•	Obligations of, or fully guaranteed by, the United States;

•	Secured advances;

•	Mortgages that have any guaranty, insurance, or commitment from the United States or any agency of the United States;

•	Investments described in section 16(a) of the FHLBank Act, including securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and

•	Other securities that are rated Aaa by Moody’s or AAA by Standard & Poor’s.
The FHLBanks issue consolidated obligations through the Office of Finance (“OF”, or the “Office of Finance”), which has authority to issue joint and several debt on behalf of the FHLBanks. Consolidated obligations are distributed through dealers selected by the OF, using various methods including competitive auction and negotiations with individual or syndicates of underwriters. Some debt issuance is in response to specific inquiries from underwriters. Many consolidated obligations are issued with the FHLBank concurrently entering into derivatives agreements, such as interest rate swaps. To facilitate issuance, the Office of Finance may coordinate communication between underwriters, individual FHLBanks, and financial institutions executing derivative agreements with the FHLBanks.
Issuance volume is not concentrated with any particular underwriter.
The Office of Finance may reject the FHLBNY’s request, and the requests of other FHLBanks, to raise funds through the issuance of consolidated obligations on particular terms and conditions if the Office of Finance determines that its action is consistent with its Finance Board’s mandated policies that require consolidated obligations to be issued efficiently and at the lowest all-in cost of funds over time. The FHLBNY has never been denied access under this policy for all periods reported.
The Office of Finance also services all outstanding debt; provides the FHLBanks with rating information received from nationally recognized statistical rating organizations (“NRSROs”) for counterparties to which the FHLBanks have unsecured credit exposure; serves as a source of information for the FHLBanks on capital market developments; administers the Resolution Funding Corporation and the Financing Corporation; and manages the FHLBanks’ relationship with the rating agencies with respect to the consolidated obligations.
Consolidated obligation Bonds. Consolidated obligation bonds satisfy the FHLBNY’s long-term funding requirements. Typically, the maturity of these securities ranges from one to ten years, but the maturity is not subject to any statutory or regulatory limit. The bonds can be fixed or adjustable rate and callable or non-callable. Consolidated obligation bonds can be issued and distributed through negotiated or competitively bid transactions with underwriters approved by the Office of Finance or members of a selling group.
The FHLBanks also conduct the TAP Issue Program for fixed-rate, non-callable bonds. This program combines bond issues with specific maturities by reopening these issues daily during a three-month period through competitive auctions. The goal of the TAP program is to aggregate frequent smaller issues into a larger bond issue that may have greater secondary market liquidity.
The FHLBanks also participate in the “Global Issuances Program”. The 5-year and 10-year Global Issuance Program commenced in 2002 through the Office of Finance with the objective of providing funding to FHLBanks at lower interest costs than consolidated bonds issued through the TAP program because issuances occur less frequently, are larger in size and are placed by dealers to investors via a syndication process.
Consolidated obligation Discount Notes. Consolidated obligation discount notes provide the FHLBNY with short-term funds for advances to members. These notes have maturities up to 365 days and are offered daily through a dealer-selling group. The notes are sold at a discount from their face amount and mature at par.

On a daily basis, FHLBanks may request that specific amounts of discount notes with specific maturity dates be offered by the Office of Finance for sale through the dealer-selling group. One or more other FHLBanks may also request that amounts of discount notes with the same maturities be offered for sale for their benefit on the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBanks when dealers submit orders for the specific discount notes offered for sale. The FHLBanks receive funding based on the time of the request, the rate requested for issuance, the trade date, the settlement date and the maturity date. If all terms of the request are the same except for the time of the request, then the FHLBank may receive from zero to 100 percent of the proceeds of the sale of the discount notes issued depending on the time of the request, the maximum costs the FHLBank or other FHLBanks, if any, participating in the same issuance of discount notes are willing to pay for the discount notes, and the amount of orders for the discount notes submitted by dealers.
Twice weekly, FHLBanks may also request that specific amounts of discount notes with fixed maturity dates ranging from four to 26 weeks be offered by the Office of Finance through competitive auction conducted with securities dealers in the discount note selling group. One or more of the FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding based on their requests at a weighted average rate of the winning bids from the dealers. If the bids submitted are less than the total of the FHLBanks’ requests, an FHLBank receives funding based on that FHLBank’s capital relative to the capital of other FHLBanks offering discount notes.
Regardless of the method of issuance, the Office of Finance can only issue consolidated obligations when a FHLBank provides a request for and agrees to accept the funds.
Deposits
The FHLBank Act allows the FHLBNY to accept deposits from its members, and other FHLBanks and government instrumentalities. For the FHLBNY, deposits are a source of funding. For members, deposits are a low-risk earning asset that may satisfy their regulatory liquidity requirements. The FHLBNY offers several types of deposit programs to its members, including demand and term deposits.
Retained Earnings and Dividends
The FHLBNY’s Board of Directors adopted the Retained Earnings and Dividend Policy (“Policy”) in order to: (1) establish a process to assess the adequacy of retained earnings in view of the Bank’s assessment of the financial, economic and business risks inherent in its operations; (2) establish the priority of contributions to retained earnings relative to other distributions of income; (3) establish a target level of retained earnings and a timeline to achieve the target; and (4) establish a process to ensure maintenance of appropriate levels of retained earnings. The objective of the Policy is to preserve the value of the members’ investment in the Bank.
The FHLBNY may pay dividends from retained earnings and current income. The FHLBNY’s Board of Directors may declare and pay dividends in either cash or capital stock. Dividends and the Policy of the FHLBNY are subject to Finance Board regulations and policies.
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
As of December 31, 2005 and 2004, management determined that the amount of retained earnings necessary to achieve the objectives based on the risk profile of the FHLBNY’s balance sheet was $202.1 million and $196.5 million respectively. Actual unrestricted retained earnings as of December 31, 2005 and 2004 were $291.4 million and $223.4 million, respectively. Management expects future dividend payout ratios to range from 80% to 100% of net income.
The Policy establishes dividend payout after determining a retained earnings target amount, based on an assessment methodology approved by the Board of Directors, that reasonably identifies and quantifies all material risks faced by the FHLBNY. The final dividend payout is subject to Board approval and the applicable Finance Board regulations.
The following table summarizes the impact of dividends on the FHLBNY’s retained earnings for the years ended December 31, 2005, 2004, and 2003 (in thousands).

	2005	2004	2003
Retained earnings, beginning of year	$223,434	$126,697	$244,436

Net Income for the year	230,158	161,276	45,816

	453,592	287,973	290,252

Dividend paid in the year*	(162,179)	(64,539)	(163,555)

Retained earnings, end of year	$291,413	$223,434	$126,697

*	Dividends are not accrued at quarter end; they are declared and paid in the month following the end of the quarter.
Competition
Demand for advances is affected by, among other things, the availability to members of other sources of liquidity, including deposits, and the cost of those other sources. Customer deposits are the preferred funding source for our members, with wholesale funding as a secondary source. The FHLBNY competes with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include investment banking firms and commercial banks. Smaller members may have access to alternative wholesale funding sources through lines of credit and wholesale CD programs, while larger members may have access to these alternatives in addition to sales of securities under agreements to repurchase. Large members may also have independent access to the national and global credit markets. The availability of alternative funding sources can vary as a result of market conditions, members’ creditworthiness, and availability of collateral and other factors. In aggregate, FHLBNY advances make up about 33% of the members’ wholesale funding. This indicative “market share” measure has fallen from over 50% in the last two years as the FHLBNY has increased its targeted spread on advances in order to enhance dividend capacity and speed the growth of retained earnings.
The FHLBNY also competes for funds raised through the issuance of unsecured debt in the national and global debt markets. Competitors include Fannie Mae, Freddie Mac and other Government Sponsored Enterprises, as well as corporate, sovereign, and supranational entities. Increases in the supply of competing debt products could, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and the cost of funds can be adversely affected by regulatory initiatives that tend to reduce certain depository institutions’ investments in debt instruments that have greater price volatility or interest-rate sensitivity than fixed-rate instruments of the same maturity. Although the available supply of funds has kept pace with the funding needs of the FHLBNY’s members as expressed through FHLBNY debt issuance, there can be no assurance that this will continue to be the case indefinitely.
The FHLBNY also competes for the purchase of mortgage loans held for investment. For single-family products, the FHLBNY competes primarily with the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The FHLBNY competes primarily on the basis of price, products, structures, and services offered.
In addition, the sale of callable debt and the simultaneous execution of callable derivatives that mirror the debt have been an important source of competitively priced funding for the FHLBNY. Therefore, the availability of markets for callable debt and derivatives may be an important determinant of the FHLBNY’s relative cost of funds. There is considerable competition among high-credit-quality issuers in the markets for callable debt and for derivatives. There can be no assurance that the current breadth and depth of these markets will be sustained.
Competition within the FHLBanks is limited. A member with multiple-charters may operate in multiple Federal Home Loan Bank districts. If the member has a centralized treasury function, it is quite likely that there will be competition for advances. One financial institution that became a member of the FHLBNY in March 2005 met this description. However, transaction volume has not been material. In addition, a limited number of members of the FHLBNY are part of a bank holding company, and could therefore be affiliated to members of another FHLBank. The amount of advances borrowed, or the amount of capital stock held is not material. Certain large financial institutions, operating in the FHLBNY’s district, may borrow unsecured Federal funds from other Federal Home Loan Banks. The FHLBNY’s current practice is not to permit members to borrow unsecured funds from the FHLBNY and in compliance with the current practice; the FHLBNY does not compete for member borrowing needs of unsecured Federal funds. An indirect source of competition is the acquisition of a member bank by a member of another FHLBank. Under Finance Board regulations, the acquired member is no longer a member of the FHLBNY and cannot borrow additional funds from the FHLBNY. In addition, the non-member may not renew advances when they mature. Former members, who by virtue of being acquired attained non-member status, had outstanding advances aggregating $401.9 million and $2.5 billion at December 31, 2005 and December 31, 2004, respectively. Such non-members held capital stock, which was reported as (mandatorily redeemable capital stock) a liability, totalling $18.1 million and $126.6 million at December 31, 2005 and 2004, respectively.
Oversight, Audits, and Examinations
The FHLBNY is supervised and regulated by the Federal Housing Finance Board (“Finance Board”), which is an independent agency in the executive branch of the U.S. government. The Finance Board ensures that the FHLBNY carries out its housing and community development mission, remains adequately capitalized and able to raise funds in the capital markets, and operates in a safe and sound manner.
The Board of Directors of the Finance Board has five members. Four are appointed by the President of the United States, with the advice and consent of the Senate, to serve seven-year terms. The fifth member is the Secretary of the Department of Housing and Urban Development or the Secretary’s designee. The Finance Board is supported by assessments from the twelve FHLBanks, with no tax dollars or other appropriations supporting the operations of the Finance Board or the FHLBanks. To evaluate the safety and soundness of the FHLBNY, the Finance Board conducts annual and periodic on-site examinations of the Bank, as well as periodic off-site reviews. Additionally, the Finance Board requires each FHLBank to submit monthly financial information on their condition and results of operations.

The Government Corporation Control Act provides that, before a government corporation may issue and offer obligations to the public, the Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price. The U.S. Department of the Treasury receives the Finance Board’s annual report to Congress, monthly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.
The FHLBNY has an internal audit department; the FHLBNY’s Board of Directors has an Audit Committee; and the independent registered public accounting firm audits the annual financial statements of the FHLBNY. The independent registered public accounting firm conducts these audits following auditing standards established by the Public Company Accounting Oversight Board. The FHLBanks, the Finance Board, and Congress all receive the audit reports. The FHLBNY must also submit annual management reports to Congress, the President, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition; a statement of operations; a statement of cash flows; a statement of internal accounting and administrative control systems; and the report of the independent registered public accounting firm on the financial statements.
The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Board and the FHLBanks, including the FHLBNY, and to decide the extent to which they fairly and effectively fulfil the purposes of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the FHLBNY’s financial statements conducted by a registered independent public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget and the FHLBNY. The Comptroller General may also conduct his or her own audit of any financial statements of the FHLBNY.

Personnel
As of December 31, 2005 and 2004, the FHLBNY had respectively, 212 and 209 full-time employees and nine part-time employees. The employees are not represented by a collective bargaining unit, and the FHLBNY considers its relationship with its employees to be good.

Tax Status
Resolution Funding Corporation (“REFCORP”) Assessments. Although the FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax, it is required to make payments to REFCORP.
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
The Resolution Funding Corporation has been designated as the calculation agent for Affordable Housing Program and REFCORP assessments. Each FHLBank provides their net income before Affordable Housing Program and REFCORP to the Resolution Funding Corporation, who then performs the calculations for each quarter end.
The FHLBanks will continue to pay REFCORP assessments until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Board, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation. The FHLBanks use the actual payments made to determine the amount of the future obligation that has been defeased. The cumulative amount to be paid to REFCORP by the FHLBNY is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the FHLBNY experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date net income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year.
The Finance Board is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.
The FHLBanks’ payments through 2005 defease all future benchmark payments after the second quarter of 2019 and $45 million of the $75 million benchmark payment for the second quarter of 2019. Because the Assessment is based on net income at all the FHLBanks, which cannot be forecasted with reasonable certainty, satisfaction of the REFCORP assessment cannot be predicted.
The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030 will be paid to the Department of Treasury.
Affordable Housing Program (“AHP”) Assessments. Section 10(j) of the Act requires each FHLBank to establish an Affordable Housing Program. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the Affordable Housing Program the greater of $100 million or 10 percent of regulatory net income. Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock under Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and the assessment for Affordable Housing Program, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Board. The Affordable Housing Program and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBNY accrues this expense monthly based on its income.
The FHLBNY charges the amount set aside for Affordable Housing Program to income and recognizes it as a liability. In periods where the FHLBNY’s regulatory income before Affordable Housing Program and REFCORP is zero or less, the amount of Affordable Housing Program liability is equal to zero, barring application of the following. The FHLBNY relieves the Affordable Housing Program liability as members use subsidies. If the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program and REFCORP to the sum of the income before Affordable Housing Program and REFCORP of the 12 FHLBanks. There was no shortfall in the years ended 2005, 2004 and 2003.

ITEM 1A. RISK FACTORS
The following risk factors and all of the other information set forth in this Annual Report on Form 10-K, including the financial statements and accompanying notes should be considered. If any of the events or developments described in this section were to occur, the business, financial condition or results of operations could be adversely affected.
Interest Rate Risk
An adverse change in interest rates could result in declining earnings and market value of equity or even cause the Bank to suffer a loss or an impairment of capital. We purchase mortgage loans, and mortgage-backed securities at both premiums and discounts. Further, we expect that Mortgage Partnership Finance Program will experience moderate growth, increasing the size of our mortgage asset portfolio that is subject to interest rate risk. A number of measures are used to monitor and manage interest rate risk. We make certain key assumptions, including prepayment speeds on mortgage-related assets, cash flows, loan volumes, and pricing. These assumptions are inherently uncertain and, as a result, it is impossible to accurately predict the impact of higher or lower interest rates on net interest income.
Credit Risk
The FHLBNY incurs credit risk, the risk of loss due to default, in its lending, investing, and hedging activities. The Bank has instituted processes to mitigate and manage the risk, but some credit risk will always exist. External events such as economic downturns, declining real estate values, changes in monetary policy, and adverse events in the capital markets could lead to member or counterparty defaults or impact the creditworthiness of investments.
If any of these conditions worsen, the Bank’s business and earnings could be adversely affected. For example, a prolonged economic downturn could increase the number of customers who become delinquent or default on their loans. The Federal Home Loan Banks are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities. Changes in those policies are difficult to predict.
Liquidity
The FHLB System issues consolidated obligations in the capital markets to fund itself. Though the Bank maintains contingency plans that are designed to address the risk of our inability to access the capital markets, there is no way to be assured that they would be effective in all situations, which would result in a decrease in liquidity and our inability to meet member funding needs.
Regulatory
There are many matters that could be materially adversely or positively affected by: (1) the adoption of new laws, policies or regulations; and (2) changes in existing laws, policies or regulations, such as approval of multi-district membership, including changes to their interpretations or applications by the Finance Board or as the result of judicial review that modify the present regulatory environment. Changes that restrict the growth of our current business or prohibit the creation of new products or services could negatively impact our earnings. The regulatory environment affecting our members could change in a manner that would negatively impact their ability to own our stock or limit their ability to use our products and services.

Federal Reserve Board Policy Statement on Payment System
The Federal Reserve Board in September 2004 announced that, beginning in July 2006, it will require Federal Reserve Banks to release interest and principal payments on securities issued by the government sponsored enterprises and international organizations only when the issuer’s Federal Reserve account contains sufficient funds to cover these payments. The Federal Reserve Banks have been processing and posting payments to depository institutions’ Federal Reserve accounts by 9:15 a.m. Eastern Time, the same posting time as for U.S. Treasury interest and principal payments, even if the issuer has not fully funded its payments. A Federal Industry Working Group on Payment Systems Risk Policy Changes has been established to identify market disruptions and help market participants determine and understand the new payment environment in order for system changes to be implemented and tested prior to the policy change effective date. The Federal Home Loan Banks and the Office of Finance are working collectively, and individually, to modify debt issuance and cash management practices to ensure a smooth transition to the new Federal Reserve policy. However, while we do not expect the policy change to have a significant impact on the Bank, the actual effect the Federal Reserve policy change will have on the Federal Home Loan Banks, individually or collectively, will not be known until implementation of the new policy in July 2006.
Competition
Financial services is a highly competitive industry. Demand for advances is affected by, among other things, the cost of other available sources of liquidity for our members, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include investment and commercial banks and, in certain circumstances, other Federal Home Loan Banks. Large institutions may also have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for advances and can vary as a result of a variety of factors, including market conditions, members’ creditworthiness, and availability of collateral. Lower demand for advances would negatively impact earnings.
The Mortgage Partnership Finance program is subject to stiff competition. Direct competition for purchases of mortgages comes from other buyers of conventional, conforming, fixed-rate mortgage loans, such as Fannie Mae and Freddie Mac. Increased competition can result in a smaller market share of the mortgages available for purchase and, therefore, lower income from our primary business.
We also compete with Fannie Mae, Freddie Mac, and other government sponsored enterprises, as well as corporate, sovereign, and supranational entities for funds raised through the issuance of consolidated obligations and other debt instruments. Increases in the supply of competing debt products may result in higher debt cost or lesser amounts of debt issued at the same cost than otherwise would be the case. Our funding through the issuance of consolidated obligations has kept pace with our needs, but there can be no assurance that this will continue indefinitely.
Joint and Several Liability for Consolidated Obligations
The FHLBNY is jointly and severally liable along with the other Federal Home Loan Banks for the consolidated obligations issued on behalf of the Federal Home Loan Banks through the Office of Finance. Dividends on, redemption of, or repurchase of shares of our capital stock can not occur unless the principal and interest due on all consolidated obligations have been paid in full. If another Federal Home Loan Bank were to default on its obligation to pay principal or interest on any consolidated obligations, the Finance Board may allocate the outstanding liability among one or more of the remaining Federal Home Loan Banks on a pro rata basis or on any other basis the Finance Board may determine. As a result, our ability to pay dividends on, to redeem, or to repurchase shares of our stock could be affected by the financial condition of one or more of the other Federal Home Loan Banks. However, no Federal Home Loan Bank has ever defaulted on its debt obligations since the FHLB System was established in 1932.
Credit Rating
In September 2003, S&P downgraded our AAA rating to AA+. At the same time, Moody’s rating service reaffirmed our rating at the Aaa level. It is possible that either rating could be lowered at some point in the future, which might adversely affect our costs of doing business, including the cost of issuing debt. Our costs of doing business and ability to attract and retain members could also be adversely affected if: (1) the credit ratings of one or more other Federal Home Loan Banks are lowered: or (2) other Federal Home Loan Banks incur losses: or (3) the credit ratings assigned to the consolidated obligations, which remain AAA/Aaa, were lowered.
Operations Risk
Operations risk is the risk of unexpected losses attributable to human error, systems failures, fraud, unenforceability of contracts, or inadequate internal controls and procedures. Although management has systems and procedures in place to address each of these risks, some operational risks are beyond our control, and the failure of other parties to adequately address their operational risks could adversely affect the Bank.
Loss of Customers
The loss of any customers could adversely impact our profitability, business prospects and the ability to grow the Bank. The loss of a customer could result from a variety of factors, including acquisition, consolidation into an out-of-district institution, and the consolidation of charters within a bank holding company. Further, deterioration in the credit quality of any of these borrowers could have a significant impact on the Bank resulting in possible losses on advances as well as decreased interest income on new advances not made or mortgage loans not purchased.
Natural Disasters or Acts of Terrorism
Damage caused by natural disasters or acts of terrorism could adversely impact us or our members, leading to impairment of assets and/or potential loss exposure. Real property that could be damaged in these events may serve as collateral for advances, or security for the mortgage loans we purchase from our members and the non-agency MBS securities we hold as investments. If this real property is not sufficiently insured to cover the damages that may occur, the member may have insufficient collateral to secure its advances or the mortgage loan sold to us may be severely impaired in value.
Corporate Governance
The Federal Housing Finance Board is responsible under the Federal Home Loan Bank Act for appointing six Directors to the Board of Directors of the FHLBNY. As of the date of this filing, four appointed Director seats remain unfilled by the FHFB. The remaining eleven directors on the Board of Directors are elected by the FHLBNY’s membership. The continued absence of such appointed directors from the Board of Directors could potentially have a negative impact on the corporate governance of the Bank in the future. (It should be noted that the terms of the Bank’s two remaining directors will expire at the end of 2006.)

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
The FHLBNY occupies approximately 41,000 square feet of leased office space at 101 Park Avenue, New York, New York. The FHLBNY also maintains 30,000 square feet of leased office space at 30 Montgomery Street, Jersey City, New Jersey, principally as an operations center and off-site back-up facility.

ITEM 3. LEGAL PROCEEDINGS
From time to time, the FHLBNY is involved in disputes or regulatory inquiries that arise in the ordinary course of business. At the present time there are currently no material pending legal proceedings against the FHLBNY.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Under the FHLBank Act, there are no matters that are submitted to shareholders for votes except for the annual election of the FHLBNY’s elected directors. The majority of the FHLBNY’s directors are elected by and from the membership; the FHLBNY’s regulator, the Finance Board, appoints the remainder.
Consistent with the foregoing, the only matter submitted to a vote of shareholders in 2005 was the election of certain directors, which occurred in the last quarter of 2005. The FHLBNY conducted this election to fill all open elective directorship for 2006 designated by the Finance Board. The election was conducted in accordance with Finance Board regulations. Information about results of the election is included in Exhibit 22.01 to this Annual Report on Form 10-K.
Voting rights with regard to the election of directors are set forth at 12 C.F.R. Section 915. Specifically, holders of stock that are members of the FHLBNY as of the record date (i.e., December 31 of the year immediately preceding an election) are entitled to participate in the election process. Eligible shareholders may nominate representatives from members in their states to serve three-year terms on the Board of Directors of the FHLBNY. After the slate of nominees is finalized, each member is eligible to vote for the number of open director seats in the state in which its principal place of business is located. Each member is entitled to cast one vote for each share of stock that the member was required to hold as of the record date; however, the number of votes that each member may cast for each directorship can not exceed the average number of shares of stock that were required to be held by all members located in that state on the record date.
The FHLBNY is formally exempt from filing of information and proxy statements in accordance with correspondence from the Office of Chief Counsel of the Division of Corporate Finance of the U.S. Securities and Exchange Commission dated August 26, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All of the stock of the FHLBNY is owned by its members and by institutions holding the FHLBNY’s stock as a result of having acquired an FHLBNY member. The FHLBNY conducts its business in advances and mortgages exclusively with its stockholder members and housing associates. There is no established marketplace for FHLBNY stock. FHLBNY stock is not publicly traded. It may be redeemed at par value upon request, subject to regulatory limits. The par value of all FHLBNY stock is $100 per share. These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended. As of December 31, 2005 the FHLBNY had 297 members and 36,085,411 shares outstanding, including 180,870 shares of stock deemed mandatorily redeemable and classified as a liability. As of December 31, 2004, the FHLBNY had 302 members and 37,816,271 shares of stock outstanding, including 1,265,800 shares of stock considered as mandatorily redeemable and classified as a liability. Dividend associated with Mandatorily Redeemable Stock of $3.7 million and $5.3 million for the years ended December 31, 2005 and 2004 are included in the table below as dividends paid.
Recent FHLBNY quarterly cash dividends are outlined in the table below. No dividends were paid in the form of stock. Dividend payments and earnings retention are subject to modification by the FHLBNY’s Board of Directors, at its discretion, and within the regulatory framework promulgated by the Finance Board. The FHLBNY’s Retained Earnings and Dividends policy outlined in the section titled Retained Earnings and Dividends under Item 1. Business of this annual report on Form 10-K provides additional information. Dividends from a calendar quarter’s earnings are paid in the month following the end of that calendar quarter.
The following amounts are in whole dollars:

	2005		2004		2003
Month Paid	Amount	Dividend Rate	Amount	Dividend Rate	Amount	Dividend Rate
January	$28,715,153	3.05%	$13,847,480	1.45%	$55,510,425	5.58%
April	42,573,260	4.70%	14,680,897	1.58%	54,043,185	5.36%
July	45,969,840	5.00%	20,173,495	2.08%	54,001,228	5.05%
October	48,639,214	5.25%	21,114,755	2.22%	—	—

	$165,897,467		$69,816,627		$163,554,838

Issuer Purchases of Equity Securities
In accordance with correspondence from the Office of Chief Counsel of the Division of Corporate Finance of the U.S. Securities and Exchange Commission dated August 26, 2005, the FHLBNY is exempt from disclosures of unregistered sales of common equity securities or securities issued through the Office of Finance that otherwise would have been required under item 701 of the SEC’s Regulation S-K. By the same no-action letter, the FHLBNY is also exempted from disclosure of securities repurchases by the issuer that otherwise would have been required under Item 703 of Regulation S-K.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition (dollars in millions,	As of December 31,
except ratios)	2005	2004	2003	2002	2001
Investments (1)	$21,190	$18,363	$14,217	$23,598	$19,200
Advances	61,902	68,507	63,923	68,926	60,962
Mortgage loans held-for-investment, net	1,467	1,178	672	435	425
Total assets	85,014	88,439	79,230	93,606	81,240
Deposits and other borrowings	2,658	2,297	2,100	2,743	2,862
Consolidated obligations	77,279	80,157	70,857	83,512	72,628
Mandatorily redeemable stock	18	127	—	—	—
AHP liability	91	82	93	110	105
REFCORP liability	14	10	—	14	20
Capital stock	3,590	3,655	3,639	4,051	3,733
Unrestricted retained earnings	291	223	127	244	177
Equity to asset ratio (2)	4.57%	4.38%	4.75%	4.59%	4.81%

	For the years ended December 31,
Averages (dollars in millions)	2005	2004	2003	2002	2001
Investments (1)	$19,944	$17,642	$19,833	$20,677	$22,017
Advances	63,446	65,289	70,943	64,210	54,295
Mortgage loans held for investment, net	1,360	928	527	400	475
Total assets	85,254	84,344	92,747	86,682	77,972
Deposits and other borrowings	2,112	1,968	2,952	2,908	2,825
Consolidated obligations, net	77,629	76,105	81,818	76,907	70,077
Mandatorily Redeemable stock	56	238	—	—	—
AHP liability	84	83	105	107	97
REFCORP liability	7	4	2	8	12
Capital stock	3,604	3,554	4,082	3,768	3,673
Retained earnings	251	159	193	204	129

Operating Results (dollars in millions, except percentages)

Net interest income (3)	$395	$268	$299	$389	$408
Net income (4)	$230	$161	$46	$234	$285
Dividends paid in cash	$162	$66	$164	$167	$229
AHP expense	$26	$19	$5	$26	$32
REFCORP expense	$58	$40	$11	$59	$71
Return on average equity	5.97%	4.34%	1.08%	5.89%	7.50%
Return on average assets	0.27%	0.19%	0.05%	0.27%	0.37%
Operating expenses	$59	$51	$48	$39	$35
Operating expenses as a percent of average assets	0.07%	0.06%	0.05%	0.04%	0.04%
Earnings per share	$6.36	$4.55	$1.12	$6.21	$7.76
Dividend per share	$4.50	$1.83	$3.97	$4.51	$6.29
Headcount (Full time and part time)	221	210	206	200	201

(1)	Investments include held-to-maturity securities, available-for-sale securities, interest-bearing deposits, Federal funds sold and Loans to other FHLBanks.

(2)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at period-end.

(3)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(4)	See “Management’s Discussion and Analysis”

Supplementary financial data for each quarter for the years ended December 31, 2005 and 2004 are presented below (in thousands):

	2005 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$886,515	$818,571	$748,433	$667,527
Interest expense	783,120	718,818	654,053	570,082

Net interest income	103,395	99,753	94,380	97,445

Provision for credit loss	(3)	(14)	(24)	(34)
Other Income (loss)	(10,241)	(287)	(5,771)	(1,558)
Other expenses	(36,904)	(38,316)	(35,110)	(37,662)

Net income before cumulative effects	56,247	61,136	53,475	58,191
Cumulative effect adjustment	—	—	—	1,109

Net Income after cumulative effect	$56,247	$61,136	$53,475	$59,300

	2004 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$584,507	$496,911	$435,920	$409,634
Interest expense	507,037	426,950	366,859	357,634

Net interest income	77,470	69,961	69,061	52,000

Provision for credit loss	—	—	—	—
Other income (loss)	(1,947)	(130)	10,989	55
Other expenses	(31,348)	(28,650)	(31,274)	(23,606)

Net income before cumulative effects	44,175	41,181	48,776	28,449
Cumulative effect adjustment	—	—	—	(1,305)

Net income after cumulative effect	$44,175	$41,181	$48,776	$27,144

Interim period-Infrequently occurring items recognized.
2005- During the second quarter of 2005, the FHLBNY corrected its method of computing the fair value hedge basis adjustments of certain advances resulting in a $3.5 million charge to earnings in that quarter. In the same quarter, the FHLBNY further corrected its methodology for estimating the fair value hedge basis adjustments of certain consolidated obligation bonds resulting in a charge to second quarter earnings of $3.9 million. See discussion regarding accounting adjustments in the section: Management’s Discussion and Analysis – Accounting Adjustments. Realized losses from early extinguishment of debt were $3.8 million, $1.5 million, $2.0 million, and $7.5 million for each of the quarters in 2005.
2004- During the second quarter of 2004, the FHLBNY corrected its method of accounting for certain highly-effective consolidated obligation hedging relationships during each reporting period. The FHLBNY assessed the impact of this correction on all prior annual periods since the adoption of SFAS 133 on January 1, 2001, and all prior quarterly periods for 2004 and 2003, and determined that had the FHLBNY applied this approach since January 1, 2001, it would not have had a material impact on the results of operations or financial condition of the FHLBNY for any of these prior reporting periods. The FHLBNY recorded a $9.3 million increase to income before assessments included in other income in net realized and unrealized gains (losses) on derivatives and hedging activities. Realized losses from early extinguishment of debt were $0.03 million, $1.7 million, $1.0 million, and $1.5 million for each of the quarters in 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements contained in this Annual Report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”) may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. The Bank cautions that, by their nature, forward-looking statements involve risks or uncertainties, and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized.
These forward-looking statements involve risks and uncertainties including, but not limited to, the following:
•	Demand for FHLBNY advances resulting from changes in FHLBNY members’ deposit flows and credit demands;
•	Volatility of market prices, rates, and indices or other factors that could affect the value of investments or collateral held by the FHLBNY as security for the obligations of FHLBNY members and counterparties to derivatives and similar agreements, which could result from the effects of, and changes in, various monetary or fiscal policies and regulations, including those determined by the Federal Reserve Board and the Federal Deposit Insurance Corporation;
•	Political events, including legislative, regulatory, judicial, or other developments that affect the FHLBNY, its members, counterparties, and/or investors in the consolidated obligations of the FHLBanks, such as changes in the Federal Home Loan Bank Act or Finance Board regulations that affect FHLBNY’s operations and regulatory oversight;
•	Competitive forces, including other sources of funding available to FHLBNY members without limitation, other entities borrowing funds in the capital markets, the ability to attract and retain skilled individuals; and general economic and market conditions.
•	The pace of technological change and the ability to develop and support technology and information systems, including the Internet, sufficient to manage the risks of the FHLBNY’s business effectively;
•	Changes in investor demand for consolidated obligations and/or the terms of derivatives and similar agreements, including without limitation changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities;
•	Timing and volume of market activity;
•	Ability to introduce new products and services and to successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;
•	Risk of loss arising from litigation filed against one or more of the FHLBanks; and
•	Inflation/deflation.
•	Merger and acquisition activities resulting in reduction of members in the FHLBNY’s district.

Organization of Management’s Discussion and Analysis (“MD&A”)
The FHLBNY’s MD&A is designed to provide information that will assist in better understanding the FHLBNY’s financial statements, the changes in key items in our financial statements from year to year, the primary factors driving those changes, as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:
Business Overview
Financial Performance. As a cooperative, the FHLBNY seeks to maintain a balance between its public policy mission and its ability to provide adequate returns on the capital supplied by its members. The FHLBNY achieves this balance by delivering low-cost financing to members to help them meet the credit needs of their communities and by paying a dividend. Reflecting the FHLBNY’s cooperative nature, the FHLBNY’s financial strategies are designed to enable the FHLBNY to expand and contract in response to member credit needs. The FHLBNY invests its capital in high quality, short- and intermediate-term financial instruments. This strategy allows the FHLBNY to maintain liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations, and meet other obligations. The dividends paid by FHLBNY are largely the result of the FHLBNY’s earnings on invested member capital, net earnings on member credit, mortgage loans and investments, offset in part by the FHLBNY’s operating expenses and assessments. The FHLBNY’s board of directors and management determine the pricing of member credit and dividend policies based on the needs of its members.
Historical Perspective. The fundamental business of the FHLBNY is to provide member institutions and housing associates with advances and other credit products in a wide range of maturities to meet their demand. Congress created the FHLBanks in 1932 to improve the availability of funds to support home ownership. Although the FHLBanks were initially capitalized with government funds, members have provided all of the FHLBanks’ capital for over 50 years.
To accomplish its public purpose, the FHLBanks, including the FHLBNY, offer a readily available, low-cost source of funds, called advances, to member institutions and certain housing associates. Congress originally granted access to advances only to those institutions with the potential to make and hold long-term, amortizing home mortgage loans. Such institutions were primarily federally and state-chartered savings and loan associations, cooperative banks, and state-chartered savings banks (thrift institutions). FHLBanks and its member thrift institutions have become an integral part of the home mortgage financing system in the United States.
However, a variety of factors, including a severe recession, record-high interest rates, and deregulation, resulted in significant losses for thrift institutions in the 1980s. In response to the very significant cost borne by the American taxpayer to resolve failed thrift institutions, Congress restructured the home mortgage financing system in 1989 with the passage of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). Through this legislation, Congress reaffirmed the housing finance mission of the FHLBanks and expanded membership eligibility in the FHLBanks to include commercial banks and credit unions with a commitment to housing finance.
Different FHLBank Business Strategies. Each FHLBank is operated as a separate entity with its own management, employees and board of directors. In addition, all FHLBanks operate under the Finance Board’s supervisory and regulatory framework. However, each FHLBank’s management and board of directors determine the best approach for meeting its business objectives and serving its members. As such, the management and board of directors of each FHLBank have developed different business strategies and initiatives to fulfil the FHLBank’s mission, and they re-evaluate these strategies and initiatives from time to time.
The following discussion and analysis should be read in conjunction with our financial statements presented elsewhere in this report.
Executive Summary – Highlights of the Year ended December 31, 2005
The FHLBNY manages its operations as a single business segment. Advances to members are the primary focus of the FHLBNY’s operations, and is the principal factor that impacts its operating results. The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax. It is required to make payments to Resolution Funding Corporation (“REFCORP”), and set aside a percentage of its income towards an Affordable Housing Program (“AHP”). Together they are referred to as assessments.
Net Income for the year ended December 31, 2005 increased by $68.9 million to $230.2 million up from $161.3 million in 2004. Net earnings per share of capital for the year ended December 31, 2005 was $6.36, up from $4.55 for the year ended December 31, 2004. Return on average stockholders’ equity, defined as capital stock and retained earnings, increased to 5.97% for the year ended December 31, 2005 from 4.34% for the year ended December 31, 2004. Return on average earning-assets increased to 46.6 basis points for the 12-months ended December 31, 2005 up from 32.1 basis points for the comparable period in 2004. The increase is directly attributable to the increase in net income in 2005 compared to 2004. Average stockholders’ equity increased during 2005 to $3.9 billion up from $3.8 billion in 2004, principally from the increase in retained earnings.
A cash dividend was paid to stockholders’ in each of the quarters in 2005, and totalled $4.50 per share of capital stock (par value $100), compared to an average of $1.83 (par value $100) paid in 2004.
Net interest income after the provision for credit losses, a key metric for the FHLBNY, was $394.9 million for the year ended December 31, 2005, up from $268.5 million in 2004. Net interest income represents the difference between income from interest-earning assets and interest expenses paid on interest-bearing liabilities. The difference, also referred to as the net interest spread, was 26.6 basis points in 2005, compared to 17.4 basis points in 2004. Net interest spread is defined as the difference between yields on interest earning assets and yields on interest-bearing liabilities. The increase in spread was primarily from improvement in advance pricing. Another factor was increased earnings from the deployment of capital to fund assets in a rising rate environment. Contribution to net interest income from the use of non-interest bearing capital was more significant in 2005 compared to 2004. Increase in investor demand for FHLBank debt through most of 2005 had a positive effect of restraining the increase in the cost of debt issued, especially in coupons for longer-term debt despite the general increase in the interest rate environment. The increased use of step-up bonds, at advantageous executions over equivalent tenor debt, also yielded positive results.
Results of operations for 2005 included $14.8 million in losses from early retirement of long-term consolidated obligation debt. The retired debt was mainly associated with prepaid advances and commercial mortgage-backed securities. Retirements in 2004 resulted in aggregate losses of $4.2 million. Liquidation of variable-rate mortgage-backed securities, designated as available-for-sale securities, resulted in a gain of $1.8 million. There were no comparable sales in 2004. Net realized and unrealized losses from hedging activities amounted to $9.5 million in 2005, compared to a gain of $8.3 million in 2004. Much of the gain in 2004 resulted from a correction of hedge accounting valuation methodology. A significant element of the reported loss from hedging activities in 2005 was also attributable to refinement of valuation methodology. These are more fully discussed in Note 2 to the Financial Statements, under the section titled: Accounting Adjustments, Changes in Accounting Principles, and Recently Issued Accounting Standards & Interpretation. These losses and gains are reported as “Other Income (loss)” in the Statements of Income.
Other Expenses, principally Operating Expenses, were $64.6 million for the year ended December 31, 2005, up from $55.9 million in 2004. Significant increases in pension and supplemental benefit expenses, the audit and consulting costs associated with the successful registration with the Securities and Exchange Commission in the third quarter of 2005, and the ongoing efforts to implement internal control requirements under Sarbanes-Oxley were the main reasons for the large increase. The FHLBNY has also added staff to enhance its accounting and risk-management functions in light of additional requirements from the SEC registration process.
REFCORP assessments amounted to $57.5 million in 2005 compared to $40.3 million in 2004. AHP assessments were $25.9 million in 2005 compared to $18.6 million in 2004. Assessments are analogous to a tax on income and the increase reflects the increase in pre-assessment income for the year ended December 31, 2005.
Total assets at December 31, 2005 declined by $3.4 billion to $85.0 billion, compared to $88.4 billion at December 31, 2004. Demand for advances was down during 2005, and consequently, reported book value of advances declined by $6.6 billion at December 31, 2005 to $61.9 billion as compared to $68.5 billion at December 31, 2004. Held-to-maturity securities consisting mainly of mortgage-backed securities was allowed to decline to $9.6 billion at December 31, 2005, down from $11.9 billion at December 31, 2004, as pay downs were not completely replaced by new acquisitions. The available-for-sale portfolio consisting entirely of variable-rate mortgage-backed securities was sold during 2005. The FHLBNY concluded that market pricing was unattractive from a risk-reward perspective. To partially offset the decline in advances and the lower level of long-term investments in mortgage-backed securities, the FHLBNY management increased holdings of short-term investments. As a result, certificates of deposits outstanding increased to $8.7 billion at December 31, 2005 up from $1.7 billion at December 31, 2004. Federal funds sold during 2005 averaged $3.0 billion and the comparable average was $1.1 billion during 2004. Outstanding balances of Federal funds sold stood at $2.9 billion, almost unchanged from the level at December 31, 2004.

Trends in the Financial Markets
Conditions in Financial Markets. The primary external factors that affect Net interest income are market interest rates and the general state of the economy.
The Federal Reserve Board, through its Federal Open Market Committee increased the Federal funds rate by 25 basis points eight times during 2005. This resulted in a 200 basis point increase in the Federal funds rate to 4.25 percent. Other short-term interest rates followed the trend of the Federal funds rate. For example, the average 3-month LIBOR rate increased approximately 195 basis points from year-end 2004 to year-end 2005. Additionally, the spread between long-term and short-term rates narrowed, causing the yield curve to flatten and briefly invert near year-end for the first time in five years. This flattening was evidenced by average Treasury rates for 2-year obligations increasing 148 basis points, while 5-year and 10-year obligations increased 62 basis points and 2 basis points, respectively. The average interest rate on the 15-year, fixed-rate residential mortgage loan rose to 5.41 percent in 2005, an increase of 28 basis points from the corresponding average interest rate in 2004, while the average interest rate on the 30-year, fixed-rate residential mortgage loan rose to 5.85 percent during 2005, an increase of 7 basis points from the corresponding average interest rate in 2004.
The following table presents changes in key rates over the course of 2005 and 2004 (rates in percent):

	Year-to-date	Year-to-date
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
	Average	Average	Ending Rate	Ending Rate
Federal Funds Rate	3.19	1.35	4.25	2.24
3-month LIBOR	3.57	1.62	4.54	2.56
2-year U.S.Treasury	3.84	2.36	4.40	3.07
5-year Treasury	4.04	3.42	4.35	3.61
10-year Treasury	4.28	4.26	4.39	4.22
15-year residential mortgage note rate	5.41	5.13	5.74	5.12
30-year residential mortgage note rate	5.85	5.78	6.15	5.67
Impact of general level of interest rates to the FHLBNY. The level of interest rates during a reporting period impacts the FHLBNY’s profitability, due primarily to the relatively shorter-term structure of earning assets and the impact of interest rates on invested capital. As of December 31, 2005 and December 31, 2004, investments, excluding mortgage-backed securities, and state and local housing agency obligations had stated maturities of less than one year. The FHLBNY had also used derivatives to effectively change the repricing characteristics of a significant proportion of its advances and consolidated obligation bonds to match shorter-term LIBOR rates that repriced at three-month intervals or less. The current level of short-term interest rates, as represented by the overnight Federal funds target rate, has an impact on the FHLBNY’s profitability. The level of interest rates also directly affects the FHLBNY’s earnings on invested capital. Compared to other banking institutions, the FHLBNY operates at comparatively low net spreads between the yield it earns on assets and its cost of liabilities. Therefore, the FHLBNY generates a relatively higher proportion of its income from the investment of member-supplied capital at the average asset yield. As a result, changes in asset yields tend to have a greater effect on FHLBNY’s profitability than they do on the profitability of other banking institutions. In summary, the FHLBNY’s average asset yields and the returns on capital invested in these assets largely reflect the short-term interest rate environment because the maturities of FHLBNY assets are generally short-term in nature, have rate resets that reference short-term rates, or have been hedged with derivatives in which a short-term rate is received.

Changes in rates paid on consolidated obligation debt and the spread of these rates relative to LIBOR and U.S. Treasury securities may also impact FHLBNY’s profitability. The rate and price at which the FHLBNY is able to issue consolidated obligations, and their relationship to other products such as Treasury securities and LIBOR, change frequently, and are affected by a multitude of factors including overall economic conditions; volatility of market prices, rates, and indices; the level of interest rates and shape of the Treasury curve; the level of asset swap rates and shape of the swap curve; supply from other issuers (including Government Sponsored Enterprises such as Fannie Mae and Freddie Mac, supra/sovereigns, and other highly-rated borrowers); the rate and price of other products in the market such as mortgage-backed securities, repurchase agreements, and commercial paper; investor preferences; the total volume, timing, and characteristics of issuance by the FHLBanks; the amount and type of advance demand from the FHLBNY’s members; political events, including legislation and regulatory action; press interpretations of market conditions and issuer news; the presence of inflation or deflation; actions by the Federal Reserve; and currency exchange rates. There has not been a consistent market trend that has hindered or helped the FHLBNY’s ability to issue consolidated obligations.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the amounts of income and expenses during the report period. Although management believes these judgments, estimates, and assumptions to be reasonably accurate, actual results may differ.
The FHLBNY has identified certain accounting policies that it believes are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios; estimating fair values on certain assets and liabilities, including investments classified as available-for-sale and all derivatives and associated hedged items accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and estimating the fair value of the collateral that members pledge for advance borrowings. Policies, estimates, and assumptions are also described in Note 1 to the audited Financial Statements. Policies with respect to the valuation of derivatives and associated hedged items are also described in Notes 1 and 19 to the audited Financial Statements.
Provision for Credit Losses
The provision for credit losses for advances and mortgage loans acquired under the Mortgage Partnership Finance Program represents management’s estimate of the probable credit losses inherent in these two portfolios. Determining the amount of the provision for credit losses is considered a critical accounting estimate because management’s evaluation of the adequacy of the provision is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses based on historical loss experience, and consideration of current economic trends, all of which are susceptible to change. The FHLBNY’s assumptions and judgments on its provision for credit losses are based on information available as of the date of the financial statements. Actual results could differ from these estimates.
Advances. The provision for credit losses on advances includes the following underlying assumptions that the FHLBNY uses for evaluating its exposure to credit loss: (i) management’s judgment on the creditworthiness of the members to which the FHLBNY lends funds, (ii) review and valuation of the collateral pledged by members, and (iii) evaluation of historical loss experience. The FHLBNY has policies and procedures in place to manage its credit risk effectively. These include:
•	Monitoring the creditworthiness and financial condition of the institutions to which it lends funds.

•	Reviewing the quality and value of collateral pledged by members to secure advances.

•	Estimating borrowing capacity based on collateral value and type for each member, including assessment of margin requirements based on factors such as cost to liquidate and inherent risk exposure based on collateral type.

•	Evaluating historical loss experience.
Significant changes to any of the factors described above could materially affect the FHLBNY’s provision for losses on advances. For example, the FHLBNY’s current assumptions about the financial strength of any member may change due to various circumstances, such as new information becoming available regarding the member’s financial strength or future changes in the national or regional economy. New information may require the FHLBNY to place a member on credit watch and require collateral to be delivered, adjust its current margin requirement, or provide for losses on advances.
FHLBNY is required by Finance Board regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain collateral on its advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits in the FHLBNY, and other real estate related assets. The FHLBNY has never experienced a credit loss on an advance. Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2005, 2004, or at December 31, 2003.
At December 31, 2005, 2004 and 2003, the FHLBNY had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances.
Mortgage Loans Acquired Under Mortgage Partnership Finance Program . The provision for credit losses on mortgage loans includes the following assumptions used to evaluate the FHLBNY’s exposure to credit loss: (i) management’s judgment on the eligibility of members to participate in the program, (ii) evaluation of credit exposure on purchased loans, and (iii) valuation of loss exposure and historical loss experience.
The FHLBNY has policies and procedures in place to manage its credit risk effectively. These include:
•	Evaluation of members to ensure that they meet the eligibility standards for participation in the Mortgage Partnership Finance Program.

•	Evaluation of the purchased and originated loans to ensure that they are qualifying conventional, conforming fixed-rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years, secured by owner-occupied, single-family residential properties.

•	Estimation of loss exposure and historical loss experience to establish an adequate level of loss reserves.
The FHLBNY maintains an allowance on mortgage loans acquired under the Mortgage Partnership Finance Program at levels that management believes to be adequate to absorb estimated losses inherent in the total mortgage portfolio. Setting the level of reserves requires significant judgment and regular evaluation by management. Many factors, including delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions, are important assumptions in estimating mortgage loan losses. The use of different estimates or assumptions as well as changes in external factors could produce materially different allowance levels.
The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The FHLBNY records cash payments received on non-accrual loans as interest income and/or a reduction of principal.
Allowance for credit losses on mortgage loans, which are classified either under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due, are separated from the aggregate pool.
If adversely classified, or on non-accrual status, reserves for mortgage loans, except Federal Housing Administration and Veterans Administration insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses greater than $1,000 are fully reserved. Federal Housing Administration and Veterans Administration insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicer defaulting on their obligations. Federal Housing Administration and Veterans Administration mortgage loans, if adversely classified will have reserves established only in the event of a default of a Participating Financial Institution. Reserves are based on the estimated costs to recover any uninsured portion of the Mortgage Partnership Finance loan.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.
Management of the FHLBNY identifies inherent losses through analysis of the conventional loans (not Federal Housing Administration and Veterans Administration insured loans) that are not classified. In the absence of historical loss data, the practice is to look at loss histories of pools of loans at other financial institutions with similar characteristics to determine a reasonable basis for loan loss allowance. Management continues to evaluate this practice for appropriateness.
When a mortgage loan is foreclosed, the FHLBNY will charge to loan loss reserve account any excess of the carrying value of the loan over the net realizable value of the foreclosed loan.
The FHLBNY also holds participation interest in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program. Acquisitions of participations under the Community Mortgage Asset program were suspended indefinitely in November 2001, and the outstanding balance of Community Mortgage Asset loans was down to $9.7 million at December 31, 2005 from $12.4 million at December 31, 2004. If adversely classified, Community Mortgage Asset loans would require additional loan loss reserves based on the shortfall of the liquidation value of collateral to cover the remaining balance of the loan
Fair Values
As of December 31, 2005 and 2004, certain of the FHLBNY’s assets and liabilities are presented in the Statements of Condition at their estimated fair values. Many of these financial instruments and the collateral that members pledge for advance borrowings lack an available liquid trading market as characterized by frequent transactions between a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant assumptions and various valuation techniques have been used by the FHLBNY for the purpose of determining estimated fair values. Changes in these assumptions, calculations and techniques could significantly affect FHLBNY’s financial position and results of operations. Thus, the fair values may not represent the actual values of the financial instruments that could have been realized as of period-end or that will be realized in the future. Although the FHLBNY uses its judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. The FHLBNY continually refines its assumptions, valuation techniques and methodologies to better reflect market indications. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions.
Valuation is a significant element of the FHLBNY’s financial results of operations and changes in the fair values of certain assets and liabilities could have disproportionate effect on the financial condition of the FHLBNY. Accordingly, the FHLBNY places significant emphasis on the measurement process.

For each major category of assets and liabilities measured at fair value at December 31, 2005 and 2004, the FHLBNY has segregated fair value amounts into four disclosure levels:
1. Fair value amounts determined using quoted prices for identical assets and liabilities in active markets (Level 1 Estimates).
•	Approximately 5 percent of assets (State or local housing agency obligations, available-for-sale mortgage-backed securities, certain variable rate mortgage-backed securities, and certain mortgage-backed securities backed by manufactured homes) are valued using market pricing and a combination of dealer, market maker, or other external pricing source.
2. Fair value amounts determined using quoted prices for similar assets and liabilities in active markets, adjusted for differences between assets and liabilities being measured and other similar assets or liabilities (Level 2 Estimates).
•	The fair values derived from the use of Level 2 estimates are not material.
3. Fair value amounts determined by the use of multiple valuation techniques and other available market inputs (Level 3 Estimates).
•	All of the FHLBNY’s investment securities are marketable and can, theoretically, be priced using open market quotes. However, they generally do not have enough liquidity and would require special quotes from market makers. The fair values of about 95% of mortgage-backed securities are priced using pricing services provided by specialist securities pricing services. The loans acquired and originated under the MPF and CMA programs are priced using market information (pricing and spreads) as input to standard option valuation models.

•	The fair values of all derivatives are valued using market information, including forward rates and expected volatilities, as input to standard option valuation models.

•	With regard to the FHLBNY’s liabilities, the consolidated obligations do have a secondary market but there are limits to its liquidity and the FHLBNY’s ability to obtain timely quotes, particularly with regard to option-embedded issues that are seldom traded. Therefore, FHLBNY prices its bonds off of the current consolidated obligations market curve, which has a daily active market. The fair values of consolidated obligation debt (bonds and discount notes) are computed using standard option valuation models using market data: 1) consolidate obligation debt curve that is available to the public and published by the Office of Finance, and 2) LIBOR curve and volatilities.

•	Variable rate advances are valued with market spreads, volatilities and using standard option valuation models.
4. Fair value amounts determined by the use of entity inputs within Level 3 Estimates that represent an entity’s own internal estimates and assumptions as a practical expedient where market input are not available (Level 4 Estimates).
•	Fixed-rate advances with or without put options are all valued with internal assumptions and using standard valuation models.

Accounting for Derivatives
Accounting for derivatives includes the following assumptions and estimates by the FHLBNY: (i) assessing whether the hedging relationship qualifies for hedge accounting under SFAS 133 (ii) assessing whether an embedded derivative should be bifurcated under SFAS 133 (iii) calculating the estimated effectiveness of the hedging relationship, (iv) evaluating exposure associated with counterparty credit risk, and (v) estimating the fair value of the derivatives. The FHLBNY’s assumptions and judgments include subjective estimates based on information available as of the date of the financial statements and could be materially different based on different assumptions, calculations, and estimates.
The FHLBNY accounts for derivatives in accordance with SFAS 133. The FHLBNY specifically identifies the hedged asset or liability and the associated hedging strategy. Prior to execution of each transaction, the FHLBNY documents the following items:
•	Hedging strategy

•	Identification of the item being hedged

•	Determination of the accounting designation under SFAS 133

•	Determination of method used to assess the effectiveness of the hedge relationship

•	Assessment that the hedge is expected to be effective in the future if designated as a hedge under SFAS 133
All derivatives are recorded on the Statements of Condition at their fair value and designated as either fair value or cash flow hedges for SFAS 133-qualifying hedges or as non-SFAS 133-qualifying hedges (economic hedges, or customer intermediations). Any changes in the fair value of a derivative are recorded in current period earnings or other comprehensive income, depending on the type of hedge designation.
In addition, the FHLBNY evaluates all transactions to determine whether an embedded derivative exists based on the guidance of SFAS 133. The evaluation includes reviewing the terms of the instrument to identify whether some or all of the cash flows or the value of other exchanges required by the instrument are similar to a derivative and should be bifurcated from the host contract. If it is determined that an embedded derivative should be bifurcated, the FHLBNY measures the fair value of the embedded derivative separately from the host contract and records the changes in fair value in earnings.
Assessment of Effectiveness. Highly effective hedging relationships that use interest rate swaps as the hedging instrument and that meet criteria under SFAS 133 may qualify for the “short-cut” method of assessing effectiveness. The short-cut method allows the FHLBNY to make the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. Unless, critical terms change, no further evaluation of effectiveness is performed for these hedging relationships unless a critical term is changed.
For a hedging relationship that does not qualify for the short-cut method, the FHLBNY measures its effectiveness using the “long-haul” method, in which the change in fair value of the hedged item must be measured separately from the change in fair value of the derivative. The FHLBNY designs effectiveness testing criteria based on its knowledge of the hedged item and hedging instrument that were employed to create the hedging relationship. The FHLBNY uses regression analyses or other statistical analyses to evaluate effectiveness results, which must fall within established tolerances. Effectiveness testing is performed at inception, and on at least a quarterly basis for both prospective considerations and retrospective evaluations.

Hedge Discontinuance. When a hedging relationship fails the effectiveness test, the FHLBNY immediately discontinues hedge accounting. In addition, the FHLBNY discontinues hedge accounting when it is no longer probable that a forecasted transaction will occur in the original expected time period and when a hedged firm commitment no longer meets the required criteria of a firm commitment. The FHLBNY treats modifications of hedged items (e.g., reduction in par amounts, change in maturity date, and change in strike rates) as a termination of a hedge relationship. The FHLBNY records the effect of discontinuance of hedges to earnings in “Net realized and unrealized gain (loss) on derivatives and hedging activities”, in Other income (loss).
Accounting for Hedge Ineffectiveness. The FHLBNY quantifies and records in Other income (loss) the ineffective portion of its hedging relationships. Ineffectiveness for fair value hedging relationships is calculated as the difference in the change in fair value of the hedging instrument and the change in fair value of the hedged item that is attributable to the risk being hedged. Ineffectiveness for anticipatory hedge relationships is recorded when the change in the fair value of the hedging instrument differs from the related change in the fair value of the anticipated hedged item.
Credit Risk for Counterparties. The FHLBNY is subject to credit risk as a result of nonperformance by counterparties to the derivative agreements. All extensions of credit to counterparties that are members of the FHLBNY are fully secured by eligible collateral. The FHLBNY also enters into master netting arrangements and bilateral security agreements with all active non-members derivative counterparties, which provide for delivery of collateral at specified levels to limit the FHLBNY’s net unsecured credit exposure to these counterparties. The FHLBNY makes judgments on each counterparty’s creditworthiness and estimates of collateral values in analyzing its credit risk for nonperformance by counterparties.
Recording of Derivatives and Hedged items. The FHLBNY records derivatives on trade date, but records the associated hedged consolidated obligations and advances on settlement date. Hedge accounting commences on trade date, at which time subsequent changes to the derivative’s fair value are recorded along with the offsetting changes in the fair value of the hedged item. On settlement date, the adjustments to the hedge items carrying amount are combined with the proceeds and become part of its total carrying amount.
The FHLBNY has defined its market settlement conventions for hedged items to be five business days or less for advances and thirty calendar days or less, using a next business day convention, for consolidated obligation bonds and discount notes. These market settlement conventions are the shortest period possible for each type of advance and consolidated obligation from the time the instruments are committed to the time they settle.
The FHLBNY considers hedges of committed advances and consolidated obligations bonds eligible for the short-cut accounting, under paragraph 68 of FAS 133, as long as settlement of the committed asset or liability occurs within the shortest period possible for that type of instrument. The FHLBNY also believes the conditions of paragraph 68 (b) of FAS 133 are met if the fair value of the swap is zero on the date the FHLBNY commits itself to issue the consolidated obligation bond.

Accounting adjustments
During the year of 2005, the FHLBNY corrected the manner in which it measured ineffectiveness for certain highly-effective consolidated obligation and advance hedging relationships. The FHLBNY believes the corrected methodology is closely in compliance with the valuation methodology prescribed under SFAS 133.
Under the FHLBNY’s prior approach in use since June 2004, the FHLBNY had appropriately adjusted the basis adjustment of the hedged consolidated bonds in the first period of the hedging relationship to ensure that only changes in value attributable to changes in interest rates were included in the basis adjustment.
However, the FHLBNY had not continued to make adjustments to the changes in fair value of the hedged instruments to eliminate changes in value attributable to the passage of time from the calculated basis adjustments. In the second quarter of 2005, the FHLBNY retroactively computed the appropriate adjustments and recorded a charge to earnings of $3.9 million with an offsetting increase in the basis of the hedged consolidated obligation bonds.
In the second quarter of 2005, the FHLBNY also corrected its valuation methodology with respect to the hedged advances accounted for under the long-haul method. The FHLBNY had previously measured the ineffectiveness of hedged advances by discounting the future cash flows of the hedged advances by LIBOR, the FHLBNY’s adopted benchmark interest rate. However, the initial present value of cash flows was assumed to be the par value of the advance and a beginning model value was not calculated for comparison with end of period valuations. This resulted in an inappropriate gain being recorded in the first hedge period, and the reversing effects of the inappropriate gain being reflected over the remaining hedge period. Under the corrected methodology, the FHLBNY has discounted the future cash flows of the hedged advance by adding a spread to the benchmark swap curve to adjust for the credit spread between the FHLBNY’s advance and the swap curve. This methodology eliminated the initial present value differences between par and the present value of future cash flows at hedge inception, and is in compliance with SFAS 133. As a result of the inappropriate use of its previous methodology, the FHLBNY made the change in its second quarter 2005 financial statements to implement the refined methodology, resulting in a $3.5 million charge to earnings.
Changes in Accounting Principle
Amortization and accretion on premiums and discounts on mortgage loans have been computed by the contractual method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“FAS 91”), beginning in the quarter ended March 31, 2005. Previously, amortization and accretion of premiums and discounts was computed using the retrospective method with estimated life, which requires a retrospective adjustment each time the FHLBNY changes the estimated remaining life of the mortgage loans. The retrospective method was intended to correct prior period reported amounts as if the new estimate had been known since the original acquisition date of the mortgage loans. While both methods are acceptable under GAAP, the FHLBNY believes that the contractual method is preferable because under the contractual method, the income effect is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs without regard to changes in estimates based on assumptions about future borrower behavior. As a result of the change in accounting principle, income of $1.1 million, before assessments, was recorded on January 1, 2005 as a cumulative effect of change in accounting principle.

Recently Issued Accounting Standards & Interpretations
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 generally requires retrospective application to prior periods’ financial statements of all voluntary changes in accounting principle and changes required when a new pronouncement does not include specific transition provisions. This standard applies to FHLBNY effective January 1, 2006. As discussed under Accounting Adjustments in the previous paragraphs, the FHLBY adopted the contractual method for computing amortization and accretion of premiums and discounts and a cumulative effect of $1.1 million was recognized in 2005. The FHLBNY does not believe early adoption of the new standard and a retrospective application to prior periods would have had a material impact on prior period reported results of operation or financial conditions of the FHLBNY.
In November 2005, the FASB issued FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, (“FSP 115-1”). FSP 115-1 supersedes EITF 03-01 and replaces the guidance set forth in EITF Topic No.-44. The guidance provides a model that should be followed in the determination of impairment on investment and debt securities. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. See Note 5 for impairment disclosures related to investment securities. The FHLBNY does not expect FSP-115-1 to have a material impact on the FHLBNY’s financial statements.
The FASB has proposed amendments to Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). The proposed amendment: (1) provides guidance for determining whether financial assets must first be transferred to a qualifying special-purpose entity (“QSPE”) to be derecognized, (2) provides additional guidance on permitted activities of QSPEs, (3) eliminates the prohibition on a QSPE’s ability to hold passive derivative financial instruments that pertain to beneficial interests held by a transferor, and (4) requires that interest related to transferred financial assets held by a transferor must be initially measured at fair value. The FHLBNY has not yet evaluated the impact, if any, on its financial position.
DIG Issue B38 and DIG Issue B39. On June 30, 2005, the FASB issued Derivatives Implementation Group (“DIG”) Issue B38, “Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” and DIG Issue B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor.” DIG Issue B38 addresses an application issue when applying SFAS 133, paragraph 12(c) to a put option or call option (including a prepayment option) embedded in a debt instrument. DIG Issue B39 addresses the conditions in SFAS 133, paragraph 13(b) as they relate to whether an embedded call option in a hybrid instrument containing a host contract is clearly and closely related to the host contract if the right to accelerate the settlement of debt is exercisable only the debtor. DIG Issues B38 and B39 become effective for periods beginning after December 15, 2005. The FHLBNY does not expect DIG Issues B38 and B39 to have a material impact on its results of operations or financial condition at the time of adoption.
On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (“DIG Issue D1”). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities a replacement of FASB Statement 125 (“SFAS 140”) to allow a qualifying special- purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Bank), with earlier adoption allowed. The Bank has not yet determined the effect that the implementation of SFAS 155 will have on its earnings or statement of financial position.
In December 2005, the FASB issued FASB Staff Position No. SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” (“FSP SOP 94-6-1”). FSP SOP 94-6-1 addresses disclosure requirements for entities that originate, hold, guarantee, service, or invest in loan products whose terms may give rise to a concentration of credit risk. The effective date of FSP SOP 94-6-1 is for interim and annual periods ending after December 19, 2005. The implementation of the FSP did not have a material impact on the FHLBNY’s financial statements.
In December 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows for loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP prohibits the creation of an allowance for loan losses in the initial accounting for all loans within its scope. The SOP also limits the income that can be recognized and specifies the accounting for future changes in expected cash flows on the acquired loans or securities. SOP 03-3 is effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The adoption did not have a material impact on the FHLBNY’s financial statements.
Legislative and Regulatory Developments and Recent Rating Agency Actions
Registration of the FHLBanks under the Securities Exchange Act of 1934
On June 29, 2004, the Finance Board published its final rule requiring the FHLBanks to register a class of equity securities with the Securities and Exchange Commission (“SEC”) under Section 12(g)(1) of the Securities Exchange Act of 1934 (“1934 Act”). Such registration of equity securities requires the FHLBanks to comply with the disclosure and reporting requirements of the 1934 Act and to file annual, quarterly, and current reports with the SEC, as well as meet other requirements. The final rule required the FHLBanks to file their registration statements with the SEC no later than June 30, 2005, with registration to be effective no later than August 29, 2005.
The FHLBNY’s registration of its equity securities with the SEC became effective on August 29, 2005.
While registration with the SEC may result in increased regulatory compliance costs to the FHLBNY, it is uncertain at this time what effect, if any, such registration ultimately will have on the cost of FHLBank System debt or other aspects of the FHLBNY’s operations.
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
On June 30, 2004, the Finance Board entered into an agreement with the Board of Directors of the FHLBank of Chicago which required the FHLBank of Chicago to, among other things, adopt a revised business plan, maintain a specified regulatory capital level and, unless otherwise restricted by the Finance Board, restrict the annual growth of its Acquired Member Assets program to 10%.
Separately, on December 10, 2004, the Finance Board entered into an agreement with the Board of Directors of the FHLBank of Seattle to address governance, risk management, and financial performance in addition to enhancing business planning and capital management. The agreement calls for the FHLBank of Seattle to submit a three year business plan and capital plan and monthly progress reports to the Finance Board. The FHLBanks and other housing Government Sponsored Enterprises have faced negative publicity, which from time to time has adversely affected the cost of funds temporarily. However, we believe that other factors, such as supply of and demand for GSE debt obligations and other market conditions have had a much greater impact on the cost of funds. Investors have recognized the inherent strength of the FHLBanks’ joint and several obligations to pay the principal of and interest on consolidated obligations, and the combined strength of the FHLBanks has lessened investor reaction to the recent adverse publicity surrounding certain individual FHLBanks. However, there can be no assurance that future adverse financial or regulatory developments with respect to the FHLBanks will not adversely affect the cost of funds or the ability of the FHLBanks to issue consolidated obligations.
Delay in Publication of FHLBanks’ Combined Financial Reports; Intended Restatement of Prior Period Statements
Four FHLBanks (Atlanta, Des Moines, Pittsburgh and Topeka) are currently in the process of correcting financial statements for certain prior periods. These restatements are primarily due to technical misapplications and interpretations of SFAS 133, and arose from the rigorous accounting reviews undertaken throughout the SEC registration process. The cumulative adjustments announced to date represent an increase in retained earnings which is not material to the combined capital of the FHLBank System. The Office of Finance will publish current combined financial reports on its web site as soon as practical after the registration statements of all FHLBanks become effective.
Proposed Changes to Regulation of Government Sponsored Enterprises
Legislation is being considered by Congress that would, if enacted, establish a new regulator for the housing-related Government Sponsored Enterprises (i.e., the FHLBanks, Fannie Mae, and Freddie Mac) and address other Government Sponsored Enterprise reform issues. It is uncertain at this time whether there will be final legislation affecting the FHLBanks, the other housing-related Government Sponsored Enterprises, and/or their regulators, and, if there is, what the impact of such legislation will be.
Capital Plans Implementation Status
The Bank implemented its new Capital Plan on December 1, 2005; the other FHLBanks, except for FHLBank of Chicago, implemented their new capital plans by the end of 2004. Under the new capital plans, the FHLBanks are subject to various risk-based capital rules.

Recent Rating Agency Actions
On April 29, 2005, S&P reaffirmed its long-term counterparty credit rating of AA+ for the FHLBNY and kept its outlook for the FHLBNY as stable. Rating actions with respect to the FHLBNY are tabulated below.
Short-Term Ratings:

	Moody’s Investors Service		Standard & Poors
Year	Outlook	Rating	Short-Term Outlook		Rating
2002	July 31, 2002 — Affirmed	P-1	March 22, 2002	Short Term rating affirmed	A-1+

2003			March 17, 2003	Short Term rating affirmed	A-1 +
			August 8, 2003	Short Term rating affirmed	A-1 +
			September 26, 2003	Short Term rating affirmed	A-1 +
			November 17, 2003	Short Term rating affirmed	A-1 +

2004			April 15, 2004	Short Term rating affirmed	A-1 +
2005	October 14, 2005 — Affirmed	P-1	April 29, 2005	Short Term rating affirmed	A-1 +
Long-term ratings:

	Moody’s Investors Service		Standard & Poors
Year	Outlook	Rating	Long-Term Outlook			Rating
2002	July 31, 2002 Affirmed	Aaa/S table	March 22, 2002	Long Term rating affirmed	outlooks table	AAA/S table

2003	September 26, 2003 Affirmed	Aaa/S table	March 17, 2003	Long Term rating affirmed	outlooks table	AAA/Stable
			August 8, 2003	Long Term rating affirmed	outlook revised to negative	AAA/Negative
			September 26, 2003	Long Term rating downgraded	outlook revised to stable	AA+/Stable
			November 17, 2003	Long Term rating affirmed	outlook stable	AA+/Stable

2004			April 15, 2004	Long Term rating affirmed	outlook stable	AA+/Stable

2005	October 14, 2005 Affirmed	Aaa/S table	April 29, 2005	Long Term rating affirmed	outlook stable	AA+/Stable
On June 21, 2004, Standard & Poor’s Rating Services (“S&P”) reaffirmed the individual long-term AAA counterparty rating and the A-1+ short-term counterparty rating of the FHLBank of Des Moines, but changed its outlook from stable to negative.
On July 1, 2004, S&P lowered its long-term counterparty credit rating on the FHLBank of Chicago to AA+ from AAA and kept its outlook negative in response to the announced agreement with the Finance Board previously discussed in this section. At the same time, S&P reaffirmed the FHLBank of Chicago’s A-1+ short-term counterparty credit rating. On July 19, 2004, Moody’s Investors Service (“Moody’s”) reaffirmed its Aaa long-term deposit rating and Prime-1 short-term deposit rating on the FHLBank of Chicago. Moody’s also announced it was maintaining a stable outlook.
On April 19, 2005, S&P changed its outlook on the FHLBank of Atlanta to stable from negative.
S&P’s ratings for the consolidated obligations of the FHLBanks have not been affected by the foregoing actions and remain at AAA/A-1+. Similarly, Moody’s ratings for the consolidated obligations of the FHLBanks have remained at Aaa/Prime-1.

Financial Condition: Key Assets, Liabilities, Capital, Commitments and Contingencies
Total assets at December 31, 2005 stood at $85.0 billion, down from $88.4 billion at December 31, 2004. The decrease was primarily due to a $6.6 billion decline in the outstanding advances and a $2.3 billion decline in the long-term investment securities. The declines were partially offset by the increase in short-term investments in Federal funds and certificates of deposits.
Total liabilities declined in step with the decline in assets. Consolidated obligation bonds, the principal funding source for the FHLBNY, declined to $56.8 billion at December 31, 2005, down from $60.5 billion at December 31, 2004. Consolidated obligation discount notes, another funding source for the FHLBNY, increased to $20.5 billion at December 31, 2005, up from $19.6 billion at December 31, 2004. The shift to greater use of consolidated obligation discount notes is explained in subsequent paragraphs.
Member deposits totalled $2.7 billion at December 31, 2005, up from $2.3 billion at December 31, 2004. Changes in deposit balances reflect member preference for liquidity and availability of alternative investment vehicles. The FHLBNY does not rely on member deposits to meet its needs.
Total capital stock declined to $3.6 billion at December 31, 2005, down from $3.7 billion at December 31, 2004. On December 1, 2005, the FHLBNY exchanged $3.7 billion, putable capital stock (par value $100 per share of stock) for putable Class B capital stock (par value $100 per share of stock). The exchange is described under the section Capital Resources in the MD&A. Retained earnings grew to $291.4 million at December 31, 2005, up from $223.4 million at December 31, 2004.
Advances
Advances to members, the FHLBNY’s principal line of business, declined in an environment of a relatively flat yield curve as member appetite for acquiring assets has not been strong. In 2004, management selectively increased pricing on a broad range of advance offerings to its members, and eliminated one advance product that was only marginally profitable and not in great demand by members. During 2005, the FHLBNY has not increased pricing from the levels adopted in 2004, but has maintained the pricing discipline on all advance transactions, rather than compete for volume by lowering prices. These tactical strategies were carefully crafted to trade off volume for profitability, which in turn enhanced retained earnings. The management of the FHLBNY believes it has been successful in the implementation of the strategy. In summary, soft demand in a flat yield curve environment and the FHLBNY’s decision to stay with its pricing discipline explain the decline in volume.
When FHLBNY members are acquired by members of another FHLBank, they no longer qualify for membership in the FHLBNY since their headquarters is located outside the FHLBNY’s district. Under FHFB regulations, the FHLBNY may not offer advances to non-members; however, FHLBNY may permit advances to a member that was acquired by a non-member to remain outstanding until maturity. New mergers in 2005 and 2004 were not a significant factor. However, advances to non-members cannot be renewed under Finance Board regulations and maturing advances to non-members was a factor in explaining the decline in outstanding advances at December 31, 2005. Maturing advances in 2005 associated with non-members aggregated $2.1 billion. Par amount of advances outstanding at December 31, 2005 associated with non-members aggregated $401.9 million, down from $2.5 billion at December 31, 2004. Approximately $396.3 million of the remaining $401.9 million held by non-members will mature within five years. Capital stock in support of advances held by non-members totalled $18.1 million at December 31, 2005 compared to $126.6 million at December 31, 2004. The FHLBNY expects all non-member advances to be repaid at maturity and further expects the capital stock outstanding (which is held by the non-members and pledged to the FHLBNY as additional collateral) to be redeemed or repurchased, pro rata, as advances are repaid.
The FHLBNY has been successful in diversifying its source of advances amongst its smaller members and by reaching out to certain larger members who have been less active in borrowing from the FHLBNY. Compared to other FHLBanks, concentration of advances among the largest borrowers at the FHLBNY is relatively low. This diversification of advances has been a significant achievement, and sustaining is an important goal for the FHLBNY in the future.
Advances – Product Types
The following table summarizes par values of advances by product types (dollar in thousands):

	December 31, 2005		December 31, 2004
		Percentage		Percentage
	Amounts	of total	Amounts	of total
Adjustable Rate Credit — ARCs	$13,545,279	21.95%	$13,891,305	20.65%
Fixed Rate Advances	25,652,854	41.58%	24,116,211	35.86%
Repurchase (Repo) Agreement	15,564,415	25.23%	19,526,844	29.03%
Short-T erm Advances	4,163,555	6.75%	7,761,630	11.54%
Mortgage Matched Advances	913,534	1.48%	1,032,075	1.53%
Overnight Line of Credit (OLOC) Advances	1,751,168	2.84%	841,225	1.25%
All other categories	102,502	0.17%	95,336	0.14%

Total par value of advances	$61,693,307	100.00%	$67,264,626	100.00%

Reported book value of advances stood at $61.9 billion at December 31, 2005, down from $68.5 billion at December 31, 2004. Reported book value includes fair value unrealized gains of $205.4 million at December 31, 2005 and $1.2 billion at December 31, 2004. Par amount of advances, a better measure of demand, declined by $5.6 billion at December 31, 2005 to $61.7 billion, compared to $67.3 billion at December 31, 2004. On a 12-month average basis, the decline is less pronounced – par amounts averaged $62.7 billion in 2005, compared to a 12-month average of $63.5 billion in 2004.
The analysis and discussion that follow exclude the impact of SFAS 133 fair value hedge basis adjustments because changes in valuations do not reflect demand for advances from the members of the FHLBNY. The fair value is influenced principally by changes in interest rates and the level of hedging activity, factors that do not illustrate economic demand for advances by members.
Par amounts of Repo Advances outstanding declined to $15.6 billion at December 31, 2005 down from $19.5 billion at December 31, 2004. Repo advances are secured by eligible securities, which are typically U.S. Treasuries, Agency-issued debentures and mortgage-backed securities. Repo advances may be structured as “bullets” or with a put option by which the FHLBNY may put the advance after a predetermined lockout period. The largest component of the decline in the Repo advance category was Repo convertible with the put feature.
Demand for Repo advances has declined over the last two years as the product type has been under intense competitive pressure and has declined to $15.6 billion at December 31, 2005 from $19.5 billion at December 31, 2004. The decline was most pronounced in the fourth quarter of 2005 and outstanding balances for this advance product has declined from $18.9 billion at the end of the second quarter of 2005 to the current historically low level at December 31, 2005. The FHLBNY continues to face aggressive pricing for non-structured repo advances. In face of this extremely competitive pricing environment, FHLBNY decided to maintain pricing discipline and sacrifice volume to maintain margins. Competition in the securities repurchase market varies widely, depending on participants’ preference in acquiring specific securities. Another factor is members’ preferences for their balance sheet mix and the securities they have available to pledge as collateral to secure Repo advances. As members liquidate their securities or allow securities to run off their books at maturity, they have fewer securities to pledge as collateral for Repo borrowings. Conversely, as members increase their securities holdings, demand for Repo borrowings may increase.
Par amounts of fixed-rate advances outstanding increased to $25.7 billion at December 31, 2005, up from $24.1 billion at December 31, 2004. Fixed-rate advances may be structured as putable (also referred to as putable/convertible advance) by the FHLBNY or without the put option feature. The component with the largest increase was the fixed-rate convertible/putable advance category, which increased by $3.6 billion to $17.3 billion at December 31, 2005, up from $13.7 billion at December 31, 2004.
Both long-term, fixed rate and repo advances are offered to members with or without put options. These convertible/putable advances are competitively priced where the FHLBNY has purchased one or more or a series of put options from the member to put the advance at predetermined exercise dates. This feature lowers the members’ cost of the advance. The FHLBNY will allow the member to borrow a new advance of the member’s choice, priced at the then-current market rate, or, if the member prefers, to terminate the advance. A convertible advance is priced at substantially lower rates than that of a comparable maturity advance with no put option. Typically, convertible advances are hedged with swaps that mirror option terms of the advance, and the option is sold to the swap counterparty.
During 2005, member appetite for Convertible/putable advances, which had declined in 2004 from a year earlier, has revived. The outstanding balance was $26.1 billion at December 31, 2005, compared to $24.5 billion and $26.5 billion at December 31, 2004 and 2003 respectively. We believe that member preference for the convertible/putable advance is driven by competitive pricing on such structured advances.
Par amounts of adjustable-rate advances (“ARC Advances”) outstanding declined somewhat to $13.5 billion at December 31, 2005, down from $13.9 billion at December 31, 2004. ARC advances are medium-and long-term lending and are typically indexed to LIBOR or Federal funds rate. Demand for LIBOR and Federal fund indexed advances has been stable during the year, indicating member preference for variable rate borrowings in an unpredictable, flat-yield curve environment. Member borrowing of variable rate advances averaged $12.9 billion. The comparable average was $11.5 billion in 2004.
Member demand for short-term, fixed-rate advances was soft and par balances declined to $4.2 billion at December 31, 2005 compared to $7.8 billion at December 31, 2004. The average balance during 2005 was even lower at a $4.4 billion, compared to an average level during 2004 of $6.1 billion. Demand for short-term fixed-rate advances has also been under pressure from competitive repo pricing offered by investment banking institutions, and members may have opted for repo collateralized pricing offered by these investment banking firms.
Demand for mortgage-matched advances has also been soft and the outstanding par balance of $0.9 billion is down a little from $1.0 billion at December 31, 2004, as scheduled pay downs have exceeded new volume of advances booked. Mortgage-matched advances are fixed-rate advances with predetermined principal amortization and interest payment terms.
Fair value changes associated with hedged advances have also contributed to the decline in reported advances at December 31, 2005. Approximately $1.0 billion in decline was attributable to a decline in hedge basis adjustments of hedged fixed-rate advances. Hedge basis adjustment of advances outstanding at December 31, 2005 was $205.4 million compared to $1.2 billion at December 31, 2004. Fair value changes represent unrealized gains and losses of hedged advances principally from changes in LIBOR rates and to a lesser extent from amortization of previous adjustments. The FHLBNY has adopted LIBOR rates (adjusted for credit spreads) as a discounting base for computing changes in fair values of hedged advances, and in a rising rate environment, the fair value of hedged fixed-rate advances have declined.

Advances – Maturities and coupons
The FHLBNY’s advances outstanding are summarized below by year of maturity (dollar amounts in thousands):

	December 31, 2005		December 31, 2004
		Weighted		Weighted
	Amount	Average	Amount	Average
Overdrawn demand deposit accounts	$—	0.00%	$237	4.75%
Due in one year or less	15,645,155	4.12%	23,111,281	2.90%
Due after one year through two years	8,858,008	4.16%	7,583,635	3.38%
Due after two years through three years	11,493,647	4.45%	7,967,893	3.05%
Due after three years through four years	2,641,601	4.90%	8,435,962	3.79%
Due after four years through five years	7,615,315	5.42%	2,300,288	4.91%
Thereafter	15,439,581	4.00%	17,865,330	4.65%

Total par value	61,693,307	4.35%	67,264,626	3.62%

Discount on AHP advances*	(624)		(786)
Net premium on advances*	1,122		1,784
SFAS 133 hedging adjustments*	207,729		1,241,863

Total	$61,901,534		$68,507,487

*Discount on Affordable Housing Program advances are amortized to interest income using the level-yield methodology, and were not significant for all periods reported. Amortization of fair value basis adjustments was a charge to interest income and amounted to ($0.5) million and ($0.4) million for the twelve months ended December 31, 2005 and 2004. All other amortization charged to interest income aggregated ($0.7) million for both of the twelve months ended December 31, 2005 and 2004.
Par amount of approximately $24.5 billion, or 39.7%, of the total par value of all advances at December 31, 2005 had a remaining maturity less than two years, compared to $30.7 billion, or 45.6% at December 31, 2004.

Advances – Call Date
The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that is controlled by the FHLBNY, and put dates are summarized into similar tenors as the table above (in thousands).

	December 31, 2005	December 31, 2004
Overdrawn demand deposit accounts	$—	$237
Due in one year or less	33,494,173	39,671,293
Due after one year through two years	12,857,041	10,042,141
Due after two years through three years	10,476,785	9,475,176
Due after three years through four years	1,761,451	5,718,400
Due after four years through five years	1,600,715	804,388
Thereafter	1,503,142	1,552,991

Total par value	61,693,307	67,264,626

Discount on AHP advances	(624)	(786)
Net premium on advances	1,122	1,784
SFAS 133 hedging adjustments	207,729	1,241,863

Total	$61,901,534	$68,507,487

The FHLBNY offers convertible advances for which the FHLBNY effectively purchases a put option from the member. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then prevailing market rates and at the then existing terms and condition. When the FHLBNY puts the fixed-rate advance, and if the member borrows to replace the fixed-rate advance, the FHLBNY has effectively converted the advance from fixed-rate to floating-rate. Par amount of putable advances outstanding aggregated $26.1 billion and $24.5 billion at December 31, 2005 and 2004.
On a contractual maturity basis (see advance maturities table), about 39.7% of the par value of advances at December 31, 2005 will mature within two years. On a put option basis, the potential exercised maturity is significantly accelerated. The put option is purchased from members and is exercisable by the FHLBNY. At December 31, 2005, on an option exercise basis, about 75.1% of par advances were potentially putable within two year. On a contractual maturity basis, only 39.7% of par value of advances would mature within two years at December 31, 2005. At December 31, 2004, on a contractual basis, about 45.6% of par advances will have matured within two years. With put options purchased from members, about 73.9% of advances will potentially be putable by the FHLBNY within two years at December 31, 2004.
The most significant impact of put options is in the maturity band of greater than five years. At December 31, 2005, the percentage of par advances maturing on a contractual basis was 25.0%, compared to 2.4% on a putable basis. At December 31, 2004, the percentage of par advances maturing on a contractual basis was 26.6%; on an option exercise basis, the percentage beyond five years declined to only 2.3%.

Advances – Interest Rate Terms
The following table summarizes interest-rate payment terms for advances (dollar amounts in thousands):

	December 31, 2005		December 31, 2004
		Percentage		Percentage
	Amount	of total	Amount	of total
Fixed-rate	$48,148,028	78.05%	$53,373,084	79.35%
Variable-rate	11,927,085	19.33%	11,959,522	17.78%
Variable-rate capped	1,618,194	2.62%	1,932,020	2.87%

Total par value	$61,693,307	100.00%	$67,264,626	100.00%

Fixed-rate borrowings remained popular with members, although the percentage declined somewhat as members with an appetite for adjustable-rate LIBOR-based funding increased their borrowings. Variable-rate capped advances were also popular with some members who purchased cap options from the FHLBNY to limit their interest exposure in a rising rate environment. The FHLBNY has offsetting purchased cap options that mirror the terms of the caps sold to members, eliminating the FHLBNY’s exposure. Variable-rate advances were mainly indexed to LIBOR.
The following summarizes variable advances by reference-index type (in thousands):

	December 31,	December 31,
	2005	2004
LIBOR indexed	$12,832,429	$13,791,055
Federal funds	712,500	100,137
Prime	350	350

Total	$13,545,279	$13,891,542

Investments
The FHLBNY invests in investments authorized by Finance Board policies and regulations, and it maintains substantial investments in high-quality, short- and intermediate-term financial instruments. During 2005 and 2004, the FHLBNY’s investments consisted of investment securities classified as held-to-maturity, available-for-sale securities, interest-bearing deposits, bank certificates of deposits, and Federal funds sold. Finance Board regulations prohibit the FHLBNY from trading in investment securities, and the FHLBNY does not operate trading accounts.
The following table summarizes changes in investment categories (including available-for-sale and held-to-maturity securities) between December 31, 2005 and 2004 (dollars in thousands):

	December 31,	December 31,	Dollar	Percentage
	2005	2004	Variance	Variance
State or local housing agency obligations	$992,578	$1,056,982	$(64,404)	-6.09%
Mortgage-backed Securities	8,573,863	11,527,055	(2,953,192)	-25.62%

Total investment securities	$9,566,441	$12,584,037	$(3,017,596)	-23.98%

Interest-bearing deposits*	8,698,807	2,806,870	5,891,937	209.91%
Federal funds sold	2,925,000	2,972,000	(47,000)	-1.58%

Total investments	$21,190,248	$18,362,907	$2,827,341	15.40%

*Excludes bank deposits
Held-to-maturity securities
Market value of Held-to-maturity securities is as follows (in thousands):

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State or local housing agency obligations	$992,578	$16,069	$—	$1,008,647
Mortgage-backed securities	8,573,863	72,908	(125,844)	8,520,927

Total	$9,566,441	$88,977	$(125,844)	$9,529,574

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State or local housing agency obligations	$1,056,982	$26,669	$(718)	$1,082,933
Mortgage-backed securities	10,813,692	220,060	(21,808)	11,011,944

Total	$11,870,674	$246,729	$(22,526)	$12,094,877

At December 31, 2005 and 2004, the FHLBNY maintained an investment portfolio of held-to-maturity securities, consisting of privately issued mortgage-backed and asset-backed securities, collectively referred to as “MBS,” that were rated “Aaa” by Moody’s or “AAA” by Standard and Poor’s, and mortgage-pass-throughs and Real Estate Mortgage Investment Conduit bonds issued by government sponsored mortgage agencies. In addition, the FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities that were rated at least “Aa” by Moody’s or “AA” by Standard and Poor’s. Investment in mortgage-backed securities provides a reliable income stream.
Held-to-maturity mortgage-backed securities at December 31, 2005 declined to $8.6 billion, down from $10.8 billion at December 31, 2004. Purchases of new securities were kept at a level a step below paydowns. FHLBNY management has been selective in replacing MBS paydowns, electing instead to allow its portfolio to decline. While Finance Board regulations allow the Bank to purchase MBS up to 300% of capital, the FHLBNY has decided at this time to sacrifice the relatively higher income stream from MBS and opted instead to take a conservative posture with respect to acquisition of MBS. Management of the FHLBNY further believes that market pricing is unattractive from a risk reward perspective. MBS as a percentage of capital stood at 220% of capital at December 31, 2005, compared to 287% at December 31, 2004. For the year ended December 31, 2005, the FHLBNY purchased $707.6 million in new held-to-maturity MBS securities, while pay downs exceeded $3.0 billion.
Reported market value of held-to-maturity mortgage-backed securities at December 31, 2005 indicated an unrealized loss of $52.9 million compared to an unrealized gain of $198.3 million at December 31, 2004. The FHLBNY has concluded that there is no credit deterioration and it has both the intent and the ability to hold these securities to final maturity.
During the third quarter of 2005, the FHLBNY sold about $9.0 million of held-to-maturity MBS to “clean-up” the residual balance of a security, and considered the sale to be in-substance maturity. Sale proceeds exceeded book value by a de minimis amount.
Investments in state and local housing finance bonds stood at $0.9 billion as of December 31, 2005 as compared to $1.1 billion at December 31, 2004. Acquisitions in 2005 were limited to two bonds, with a total notional value of $16.5 million. Paydowns exceeded acquisitions. The estimated fair value was in excess of book value. Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing. These obligations carried a rating of double-A or higher.
The fair values of held-to-maturity securities, which are primarily fixed-rate securities at December 31, 2005, are based primarily on a reputable securities dealer’s pricing service. For a limited number of securities, where pricing service is not available, the FHLBNY derives market values from quoted market prices of similar mortgage securities. Fair values of fixed-rate securities are affected by changes in market interest rates. The FHLBNY conducted a review and evaluation of the securities portfolio to determine if the decline, if any, in the fair value of any security below its carrying value is other than temporary. The FHLBNY generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with the FHLBNY’s experience. The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities until recovery of their value.

Contractual maturities – Held-to-maturity securities
The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below (in thousands). Expected maturities of certain securities, including mortgage-backed securities, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31, 2005		December 31, 2004
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
State and local housing bonds
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	12,853	13,415	—	—
Due after five years through ten years	35,930	36,922	48,063	50,156
Due after ten years	943,795	958,310	1,008,919	1,032,777

State and local housing finance agency bonds	992,578	1,008,647	1,056,982	1,082,933

Mortgage-backed securities
Due in one year or less	—	—	—	—
Due after one year through five years	1,281,487	1,329,776	1,512,286	1,632,348
Due after five years through ten years	11,556	11,515	17,402	17,641
Due after ten years	7,280,820	7,179,636	9,284,004	9,361,955

Mortgage-backed securities	8,573,863	8,520,927	10,813,692	11,011,944

Total securities	$9,566,441	$9,529,574	$11,870,674	$12,094,877

Weighted average rates – Held-to-maturity securities
The following table summarizes weighted average rates by contractual maturities (dollars in thousands)

	December 31, 2005		December 31, 2004
	Amortized	Weighted Average	Amortized	Weighted Average
	Cost	Rate	Cost	Rate
Mortgage-backed securities
Due in one year or less	$—		$—
Due after one year through five years	1,281,487	6.73%	1,512,286	6.71%
Due after five years through ten years	11,556	6.25%	17,402	6.24%
Due after ten years	7,280,820	5.10%	9,284,004	4.82%

Total mortgage-backed securities	$8,573,863	5.34%	$10,813,692	4.92%

Composition of available-for-sale securities
All securities designated as available-for-sale securities were sold during 2005 and there was no outstanding balance at December 31, 2005. The average balance of securities held in the portfolio was $585.5 million during 2005, compared to an average of $378.3 million during 2004. Available-for-sale securities were floating rate mortgage-backed securities.
During 2004, the FHLBNY established an available-for-sale investment portfolio and initially allowed the acquisition of variable-rate mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation. (“Freddie Mac”). Neither Fannie Mae nor Freddie Mac are agencies of the U.S. Government nor are their securities guaranteed by the U.S. Government. In 2005, management began acquiring triple-A rated, non-agency, variable-rate securities. The fair value of available-for-sale securities exceeded cost at December 31, 2004 and all securities were rated triple-A by a Nationally Recognized Statistical Rating Organization.
Market value of available-for-sale securities is as follows (in thousands):

	December 31, 2005	December 31, 2004
Mortgage-backed securities — amortized cost	$—	$711,123
Unrealized gain on available-for-sale securities	—	2,240

Estimated Fair Value	$—	$713,363

Contractual maturities — available-for-sale securities
The amortized cost and estimated fair value of available-for-sale securities by contractual maturity are shown below (in thousands):

	December 31, 2005		December 31, 2004
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years			711,123	713,363

Total	$—	$—	$711,123	$713,363

Contractual maturities of certain mortgage-backed securities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.
Short- term investments
High-quality, short-term investments such as Federal funds and short-term certificates of deposits were held at December 31, 2005 and 2004, and provided the liquidity necessary to meet member credit needs and a reasonable return on the members’ short-term deposits. Both short-and long-term investments are used by the FHLBNY to employ excess capital to generate additional returns on capital for its members. Federal funds sold totaled $2.9 billion at December 31, 2005, a level that was maintained through 2005. The comparable investment in Federal funds sold at December 31, 2004 was $3.0 billion, but averaged around $1.1 billion during 2004. Certificates of deposits, all maturing within 12 months or less, were $8.5 billion at

December 31, 2005. Investments in certificates of deposits increased during the latter part of 2005 as acquisition in MBS declined. At December 2004 and in earlier years, the FHLBNY had allowed its money market investments to decline after management adopted a policy of lower levels of short-term investments. Since then, investments in short-term money market instruments have been gradually increased. Historically, the FHLBNY has been a major provider of Federal funds, allowing the FHLBNY to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.
Investments in other interest- bearing deposits
The FHLBNY generally executes derivatives with major banks and broker-dealers and typically enters into bilateral collateral agreements. As of December 31, 2005 and 2004, interest-bearing deposits included $244.8 million and $1.1 billion in cash pledged as collateral to broker-dealers and banks with credit- exposure to the FHLBNY with respect to derivatives.
Investment – Counterparty ratings, policies and practices
All the mortgage-backed securities held by the FHLBNY were rated triple-A by a Nationally Recognized Statistical Rating Organization. At December 31, 2005, about 43.73% of state and local housing-finance agency bonds were rated triple-A, and 56.27% were double-A. At December 31, 2004, 35.5% were rated triple-A, and 64.5% double–A. All derivatives counterparties except one (rated BBB) were rated single-A or better, and the FHLBNY has collateral agreements with its derivatives counterparties, which mitigates the credit exposure. Counterparty ratings with respect to certificates of deposits and Federal funds sold were all triple-A rated at December 31, 2005.
Finance Board regulations limit investment in housing-related obligations of state and local governments and their housing finance agencies to obligations that carry ratings of double-A or higher. Finance Board regulations further limit the mortgage-backed and asset-backed investments of each FHLBank to 300% of that FHLBank’s capital. The FHLBNY was within the 300% limit for all periods reported. The FHLBNY’s held-to-maturity and available-for-sale securities consisted of mortgage-backed and residential asset-backed securities, and housing finance agency bonds.
The FHLBNY does not preclude or specifically seek out investments any differently than it would in the normal course of acquiring securities for investments, unless it is prohibited by existing regulations. The FHLBNY’s practice is to not lend unsecured funds, including overnight Federal funds sold and certificates of deposits, to members. Unsecured lending to members is not prohibited by Finance Board regulations or Board of Directors’ policy. The FHLBNY is prohibited from purchasing a consolidated obligation issued directly, but may acquire consolidated obligations for investment in the secondary market after the bond settles. There were no investments in consolidated obligations at December 31, 2005 or 2004.
The FHLBNY’s investment in mortgage-backed securities during all periods reported complied with FHLBNY’s Board-approved policy of acquiring mortgage-backed securities issued or guaranteed by the government-sponsored housing enterprises, or prime residential mortgages rated triple-A by both Moody’s and Standard & Poor’s rating services. In the third quarter of 2003, the FHLBNY had sold approximately $1.9 billion of mortgage-backed securities in response to the deteriorating creditworthiness of these securities, mainly backed by manufactured homes. These securities were rated triple-A when purchased and later were downgraded.

Mortgage- and asset-backed securities – By issuer
Composition of FHLBNY’s mortgage- and asset-backed securities* is as follows (in thousands):

	December 31, 2005	December 31, 2004
U.S. government sponsored enterprise residential mortgage-backed securities	$3,967,551	$4,867,677
U.S. agency residential mortgage-backed securities	11,471	217,710
Home equity loans	1,600,847	3,156,431
Non-federal agency residential mortgage-backed securities	790,233	664,611
Non-federal agency commercial mortgage-backed securities	1,840,410	2,188,731
Manufactured housing loans	363,351	431,895

Total mortgage-backed and asset- backed securities	$8,573,863	$11,527,055

*	Includes available-for-sale securities aggregating $0 and $711 million, on a cost basis, at December 31, 2005 and 2004.

Investment Ratings
The following table sets forth the FHLBNY’s investments by rating category at December 31, 2005 (in thousands):

		NRSRO Ratings- December 31, 2005
	Amount	AAA	AA	A
Issued, guaranteed or insured by:
Pools of Mortgages
Fannie Mae	$1,934,397	$1,934,397	$—	$—
Freddie Mac	545,587	545,587	—	—

Total pools of mortgages	2,479,984	2,479,984	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	530,252	530,252	—	—
Freddie Mac	957,315	957,315	—	—
Ginnie Mae	11,471	11,471	—	—

Total CMOs/REMICs	1,499,038	1,499,038	—	—

Non-GSE MBS
CMOs/REMICs	790,233	790,233	—	—
Commercial mortgage-backed securities	1,840,410	1,840,410	—	—

Total non-federal-agency MBS	2,630,643	2,630,643	—	—

Asset-Backed Securities
Manufactured housing (insured)	363,351	363,351	—	—
Home equity loans (insured)	886,830	886,830	—	—
Home equity loans (uninsured)	714,017	714,017	—	—

Total asset-backed securities	1,964,198	1,964,198	—	—

Total mortgage-backed securities	$8,573,863	$8,573,863	$—	$—

Other
State and local housing finance agency obligations	$992,578	$434,036	$558,542	$—
Interest-bearing deposits	8,699,107	8,698,807	300
Overnight Federal funds	2,925,000	2,925,000	—

Total other	$12,616,685	$12,057,843	$558,842	$—

The following table sets forth the FHLBNY’s investments by rating category at December 31, 2004 (in thousands):

		NRSRO Ratings- December 31, 2004
	Amount	AAA	AA	A
Issued, guaranteed or insured by:
Pools of Mortgages
Fannie Mae	$2,370,522	$2,370,522	$—	$—
Freddie Mac	656,542	656,542	—	—

Total pools of mortgages	3,027,064	3,027,064	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	759,270	759,270	—	—
Freddie Mac	1,081,342	1,081,342	—	—
Ginnie Mae	217,710	217,710	—	—

Total CMOs/REMICs	2,058,322	2,058,322	—	—

Non-GSE MBS
CMOs/REMICs	655,964	655,964	—	—
Commercial mortgage-backed securities	2,188,732	2,188,732	—	—

Total non-federal-agency MBS	2,844,696	2,844,696	—	—

Asset-Backed Securities
Manufactured housing (insured)	431,895	431,895	—	—
Home equity loans (insured)	3,165,078	3,165,078	—	—
Home equity loans (uninsured)	—	—	—	—

Total asset-backed securities	3,596,973	3,596,973	—	—

Total mortgage-backed securities	$11,527,055	$11,527,055	$—	$—

Other
State and local housing finance agency obligations	$1,056,982	$374,842	$682,140	$—
Interest-bearing deposits	2,806,870	19,170	653,938	2,133,762
Overnight Federal funds	2,972,000	—	—	2,972,000

Total other	$6,835,852	$394,012	$1,336,078	$5,105,762

Mortgage Loans
Mortgage loans held-for-portfolio
Mortgage loans held-for-portfolio, before allowance for credit losses, increased to $1.5 billion at December 31, 2005, up slightly from $1.2 billion at December 31, 2004. Mortgage loans held-for-portfolio was comprised primarily of loans under the Mortgage Partnership Finance program. The FHLBNY also holds participation interests in residential and community development mortgage loans through its pilot Community Mortgage Asset (“CMA”) program. Acquisition of participations under the CMA program was suspended indefinitely in November 2001.
The outstanding balance of the CMA program was $9.6 million at December 31, 2005, down from $12.3 million at December 31, 2004.
During the year ended December 31, 2005, the FHLBNY purchased and originated $450.8 million in new mortgage loans; run-offs totalled $161.1 million in the period. This compares to purchases and originations of $654.9 million in new mortgage loans, and run-offs of $145.9 million during 2004. The amount originated during 2005 and 2004 were $7.0 million and $11.5 million. Outstanding balances of mortgage loans originated were $48.7 million and $46.6 million at December 31, 2005 and 2004. The FHLBNY has restricted originations (table funding) to only 3 PFIs during 2005 and 2004.
The increase in the Mortgage Partnership Finance program (before allowance for credit losses) is a restrained increase, and the FHLBNY expects its Mortgage Partnership Finance purchases to grow only moderately in the future, primarily to provide its members another option in place of selling to other housing Government Sponsored Enterprises. The increases are under the initiative referred to as the Acquired Member Assets program, and the FHLBNY’s decision to purchase and originate and retain all of its members’ production rather than sharing this production with another FHLBank has achieved modest and controlled growth over the year. A member with a relatively large production has also joined the program, and the production volume from this source has been another factor in the relative growth of the mortgage loan portfolio. Nevertheless, the FHLBNY does not expect its Mortgage Partnership Finance portfolio to become a large portion of its assets.

Mortgage loans by loan type
Mortgage loans held-for-portfolio before allowance for credit losses as follows (dollar amounts in thousands):

	December 31,
	2005	Percentage	2004	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$596,236	40.8%	$516,666	44.2%
Fixed long-term single-family mortgages	853,738	58.5%	641,730	54.8%
Multi-family mortgages	6,859	0.5%	9,493	0.8%
Non-residential mortgages	2,713	0.2%	2,771	0.2%

Total par value	1,459,546	100.0%	1,170,660	100.0%

Net unamortized premiums	14,789		13,294
Net unamortized discounts	(6,381)		(4,882)
Basis adjustment	(429)		(482)

Total mortgage loans held-for-portfolio	1,467,525		1,178,590

Allowance for credit losses	(582)		(507)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,466,943		$1,178,083

Mortgage loans – Conventional vs. FHA/VA
The following classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

	December 31, 2005	December 31, 2004
Federal Housing Administration and Veteran Administration insured loans	$14,302	$20,632
Conventional loans	1,435,672	1,137,765
Others	9,572	12,263

Total par value	$1,459,546	$1,170,660

Mortgage loans – credit losses
The FHLBNY had no charge-off experience during periods reported. Roll-forward of the allowance for credit losses is as follows (in thousands):

	For the years ended
		December 31,
	2005	2004	2003
Balance, beginning of period	$507	$507	$428

Charge offs	—	—	—
Recoveries	—	—	—
Net charge-off	—	—	—
Provision for credit losses	75	—	79

Balance, end of period	$582	$507	$507

Deposit Liabilities
At December 31, 2005, the FHLBNY’s deposit liabilities were comprised of demand and other term deposits predominantly from members as well as other eligible entities. Deposits from members and eligible entities at December 31, 2005 aggregated $2.7 billion, compared to $2.3 billion at December 31, 2004.
The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature, with the majority maintained in demand accounts that re-price daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preference is the primary determinant of the level of deposits. At December 31, 2005, member demand deposits were $2.6 billion, up from $2.2 billion at December 31, 2004. Term deposits with maturities not exceeding one-year were $19.5 million and $101.0 million at December 31, 2005 and 2004.
Interest-bearing cash collateral held by the FHLBNY at December 31, 2005 was $7.3 million compared to $0.6 million at December 31, 2004. The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives. Change in cash collateral held by the FHLBNY reflects the change in the net unrealized gain position of certain derivative contracts with counterparties.
Debt Financing Activity and Consolidated Obligations
Consolidated obligations, which are the joint and several obligations of the FHLBanks, are the principal funding source for the FHLBNY’s operations. They consist of consolidated bonds and consolidated discount notes. Generally, discount notes are consolidated obligations with maturities up to 365 days, and consolidated bonds have maturities of one year or longer. Member deposits, capital, and to a lesser extent borrowings from other FHLBanks are also funding sources.
Consolidated Obligation Liabilities
The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Board. Each FHLBank independently determines its participation in each issuance of consolidated obligations, based on, among other factors, its own funding and operating requirements, maturities, interest rates, and other terms available for consolidated obligations in the market place. Although the FHLBNY is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. The FHLBanks, including the FHLBNY, have emphasized diversification of funding sources and channels as the need for funding from the capital markets has grown.
The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP. The FHLBNY participates in both programs.
The Global Debt Program provides the FHLBanks with the ability to distribute debt into multiple primary markets across the globe. The FHLBank global debt issuance facility has been in place since July 1994. FHLBank global bonds are known for their variety and flexibility; all can be customized to meet changing market demand with different structures, terms and currencies. Global Debt Program bonds are available in maturities ranging from one year to 30 years, with the majority of global issues between one and five years. The most common Global Debt Program structures are bullets, floaters and fixed-rate callable bonds, with maturities of one through ten years. Issue sizes are typically from $500 million to $5 billion, and individual bonds can be reopened to meet additional demand. Bullets are the most common global bonds, particularly in sizes of $3 billion or larger.

In mid-1999, the Office of Finance implemented the TAP issue program on behalf of the FHLBanks. This program consolidates domestic bullet bond issuance through daily auctions of common maturities by reopening previously issued bonds. Effectively, the program has reduced the number of separate FHLBanks bullet issues, and individual issues have grown as large as $1 billion. The increased issue sizes have a number of market benefits for investors, dealers and the 12 FHLBanks. TAP issues have improved market awareness, expanded secondary market trading opportunities, improved liquidity and stimulated greater demand from investors and dealers seeking high-quality Government Sponsored Enterprises securities with Treasury-like characteristics. The TAP issues follow the same 3-month quarterly cycles used for the issuance of “on-the-run” Treasury securities, and also have semi-annual coupon payment dates (February 15 and August 15 or May 15 and November 15), which coincide with the Treasury conventions. The coupon and settlement dates for new issues are determined by the timing of the first auction during a given quarter.
The FHLBanks continue to issue debt that is both competitive and attractive in the marketplace. In addition, the FHLBanks continuously monitor and evaluate their debt issuance practices to ensure that consolidated obligations are efficiently and competitively priced.
General Terms Consolidated obligations are issued with either fixed- or variable-rate coupon payment terms that use a variety of indices for interest rate resets. These indices include the London Interbank Offered Rate (LIBOR), Constant Maturity Treasury (CMT), 11th District Cost of Funds Index (COFI), and others. In addition, to meet the expected specific needs of certain investors in consolidated obligations, both fixed and variable-rate bonds may also contain certain features that may result in complex coupon payment terms and call options. When the FHLBNY cannot use such complex coupons to hedge its assets, FHLBNY enters into derivative transactions containing offsetting features that effectively convert the terms of the bond to those of a simple variable- or fixed-rate bond.
The consolidated obligations, beyond having fixed- or variable-rate coupon payment terms, may also be Optional Principal Redemption Bonds (callable bonds) that the FHLBNY may redeem in whole or in part at its discretion on predetermined call dates, according to the terms of the bond offerings.
Debt issuance and funding management
The FHLBNY continued to fund its assets through the use of consolidated obligation bonds and to a lesser extent by consolidated obligation discount notes. Par amounts of consolidated obligation bonds, unadjusted for changes in fair values, aggregated $57.1 billion at December 31, 2005, compared to $60.6 billion at December 31, 2004. Par amounts of consolidated obligation discount notes outstanding aggregated $20.7 billion at December 31, 2005, compared to $19.7 billion at December 31, 2004. Together, they financed on a par basis, 91.5% of the $85.0 billion in total assets at December 31, 2005, compared to 90.8% at December 31, 2004.
The FHLBNY makes extensive use of derivatives to restructure interest rates on consolidated obligations to better match its funding needs and to reduce funding costs. The FHLBNY also uses derivatives to manage the risk arising from changing market prices and volatility of a fixed coupon bond by matching the cash flows of the bond with the cash flows of a derivative, and making the FHLBNY indifferent to changes in market conditions. Typically, callable bonds are hedged by an offsetting mirror-image derivative with identical call options and other terms. The reported carrying value of hedged consolidated bonds is adjusted for changes in their fair value (“fair value basis” or “fair value”) that are attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for consolidated obligation bonds in the statements of condition included fair value basis. At December 31, 2005, the fair value basis of hedged bonds was $375.9 million in unrealized gains, compared to $161.3 million in unrealized gains at December 31, 2004. Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates and the value and implied volatility of call options of convertible bonds, together with activity in the funding books, which includes issuances of new bonds and to a lesser extent, maturity of bonds. The fair value basis typically shows market value gains when interest rates rise. Unrealized gains associated with hedged debt were almost entirely offset by unrealized losses associated with the interest rate swaps that hedged the consolidated obligation bonds at December 31, 2005 and December 31, 2004. At December 31, 2005 and 2004 there were no consolidated obligation discount notes that were hedged, although during each of the years the FHLBNY management executed discount note hedges from time to time in amounts that were not significant.
The extensive use of callable debt with associated interest rate swaps continues to provide the FHLBNY funding for short-term assets, and to provide an offset to prepayment options in the FHLBNY’s held-to-maturity portfolio of mortgage-backed securities. Call options on swapped callable bonds are generally exercised when the swap counterparty exercises its call option on the swap. Call options on unswapped callable bonds are generally exercised when the bond can be replaced at a lower economic cost. Thus, the issuance of a callable bond with associated callable swap significantly alters the contractual maturity characteristics of the original bond, and introduces the possibility of an exercise call date that will be significantly shorter than the contractual maturity. At December 31, 2005, about $38.1 billion in par amount of bonds were callable within one year or less, compared to $21.7 billion based on contractual maturities. Bonds callable between 2007 and 2009 were $16.7 billion at December 31, 2005, while on a contractual maturity basis, the par amounts that would contractually mature between 2007 and 2009 were $29.6 billion. The call/maturity profiles have been consistent through 2005 and 2004.
Debt issuance management and strategy have changed somewhat with respect to the funding mix between the use of bonds and discount notes. The relative use of the short-term discount notes as a funding vehicle has increased during 2005. Discounts notes, which have maturities of one year or less, were mostly utilized in funding short-term advances, some long-term advances and investments with short-term repricing intervals, and money market investments. Discount notes, on a par basis, financed 24.1% of assets at December 31, 2005, compared to 22.2% at December 31, 2004. While overall use has increased in 2005, the use of short-term discount notes to fund assets has declined during 2005 compared to 2004, and greater use was made of relatively longer maturity discount notes to match-fund LIBOR indexed repricing assets. The volume of discount note issuances declined in 2005 to $671.6 billion, down from $961.6 billion in 2004. The increase in usage of term discount notes relative to the issuances of overnight notes during 2005 reflects improved pricing of discount notes relative to alternative short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms. The efficiency of issuing discount notes was another factor. Discount notes can be issued any time and in a variety of amounts and maturities.
The funding mix between the use of non-callable and callable bonds has also been refined in line with market conditions prevalent in 2005. The issuance of a callable bond and the execution of an associated interest rate swap with mirrored call options results in funding at a lower cost than the FHLBNY would otherwise achieve. The continued attractiveness of the issuance of callable bonds and the simultaneous swapping with a derivative instrument depends on price relationships in both the bond and the derivatives markets. The FHLBNY also converts at the time of issuance, certain simple fixed-rate bonds into floating-rate bond with the simultaneous execution of interest rate swaps that will convert the cash flows of the fixed-rate bond to conventional adjustable rate instruments tied to an index, typically LIBOR. At December 31, 2005, par amounts of $22.1 billion, or 38.7% of debt outstanding were callable, compared to 33.3% or $20.2 billion of callable debt at December 31, 2004.
The mix between hedged debt and un-hedged debt has also changed somewhat between 2005 and 2004. At December 31, 2005, $38.0 billion, or 66.5% of all debt was swapped; at December 31, 2004, $33.6 billion, or 55.4% was swapped.
The majority of bonds outstanding at December 31, 2005 and 2004 were at fixed rates. About $49.8 billion par amount of bonds at December 31, 2005 were fixed-rate bonds, representing 87.2% of the par amount of all debt outstanding. At December 31, 2004, the comparable amount was $60.6 billion at par, representing 88.4% of total par amount. As discussed, above, the FHLBNY may convert at the time of issuance of certain fixed-rate bonds into floating-rate bonds with the simultaneous execution of interest rate swaps, or may issue bonds with call options that are exercisable by the FHLBNY.
The use of step-up, callable bonds has increased since December 31, 2004. Step-up bonds generally pay interest at increasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling the FHLBNY to call the bonds at its option on the step-up dates. At December 31, 2005, par value of step-up bonds was $6.4 billion, up from $1.3 billion at December 31, 2004. At the same time, use of floating-rate bonds has declined. Maturing floating-rate consolidated obligation debt has not been replaced principally because of relatively unfavourable pricing of floating rate bonds compared to the pricing of discount notes and callable fixed-rate bonds. As a result, outstanding balance of floating rate bonds has declined to $875.3 million at December 31, 2005 from $5.7 billion at December 31, 2004.
During 2005, the FHLBNY repurchased par amount of $359.5 million in consolidated obligation bonds at a loss of $14.8 million; in 2004, debt repurchased was $109.0 million and the loss was $4.2 million. Bonds repurchased were primarily associated with the financing of advances and MBS that had been prepaid.

Consolidated obligation bonds – Maturity and coupons
The following table summarizes the consolidated bonds outstanding by year of maturity (in thousands):

	December 31, 2005		December 31, 2004
		Weighted		Weighted
		Average		Average
Maturity	Amount	Rate	Amount	Rate
1 year or less	$21,715,080	3.57%	$25,348,025	2.64%
over 1 year through 2 years	15,632,185	3.83%	16,297,480	3.41%
over 2 years through 3 years	11,266,170	4.19%	8,688,675	3.54%
over 3 years through 4 years	2,690,100	4.06%	4,561,750	4.00%
over 4 years through 5 years	2,250,700	4.35%	2,227,200	3.89%
over 5 years through 6 years	931,500	4.56%	1,028,350	4.57%
Thereafter	2,632,700	5.09%	2,434,650	5.14%

Total par value	57,118,435	3.90%	60,586,130	3.26%
Bond premiums	48,547		112,768
Bond discounts	(19,244)		(19,957)
SFAS 133 fair value adjustments	(375,885)		(161,370)
Deferred net gains on terminated hedges	(3,231)		(2,215)

Total	$56,768,622		$60,515,356

While funding management strategy has changed as described above, the strategy with respect to tenors and maturities remained unchanged from December 31, 2004. The contractual maturity profile of the consolidated obligation debt outstanding has not changed very much from December 31, 2004. Bonds maturing within the next three years represented 85.1% of the par amounts outstanding, compared to 83.1% at December 31, 2004. Only 4.6% of bonds have a remaining contractual maturity greater than six years at December 31, 2005 compared to 4.0% at December 31, 2004.
Consolidated obligation bonds – maturity or next call date
The following table summarizes the consolidated bonds outstanding by years to maturity or next call date (in thousands):

	December 31, 2005	December 31, 2004
Year of Maturity or next call date
Due or callable in one year or less	$38,111,080	$37,897,285
Due or callable after one year through two years	9,131,685	12,616,220
Due or callable after two years through three years	6,727,170	4,948,175
Due or callable after three years through four years	844,600	3,202,750
Due or callable after four years through five years	855,000	696,700
Due or callable after five years through six years	318,500	605,350
Thereafter	1,130,400	619,650

Total par value	$57,118,435	$60,586,130

The issuance of a callable bond with associated callable swap significantly alters the contractual maturity characteristics of the original bond, and introduces the possibility of an exercise call date that will be significantly shorter than the contractual maturity.

Composition of bonds by type
The following table summarizes the composition of consolidated obligation bonds outstanding (in thousands):

	December 31, 2005	December 31, 2004
Fixed-rate, Non-callable	$34,113,135	$34,635,470
Fixed-rate, Callable	15,687,300	19,001,260
Step Ups	6,443,000	1,260,000
Single-index Floating Rate	875,000	5,689,400

Total	$57,118,435	$60,586,130

Floating rate bonds have declined dramatically as a result of relatively poorer execution levels when compared to alternatives, such as the issuance of discount notes, or swapped, non-callable callable debt. Step-up bonds, with call features, have been used extensively in 2005 relative to 2004. Fixed-rate bonds continue to be the primary funding vehicle, and accounted for 59.7% and 57.1% of par amounts of all bonds.
Discount Notes
The following table summarizes discount notes outstanding (dollar amounts in thousands):

			Weighted
	Book	Par	Average
	Value	Value	Interest Rate
December 31, 2005	$20,510,525	$20,651,191	4.05%

December 31, 2004	$19,641,626	$19,670,201	1.90%

Discount notes are short-term instruments with maturities ranging from overnight to 365 days. Through a sixteen-member selling group, the Office of Finance, acting on behalf of the twelve Federal Home Loan Banks, offers discount notes. In addition, the FHLBanks offer discount notes in four standard maturities in two auctions each week. The FHLBNY uses discount notes to fund short-term advances, longer-term advances with short repricing intervals, convertible advances and money market investments.
At December 31, 2005, discounts notes funded 24.1% of assets, up from 22.2% at December 31, 2004. The percentage range from a low 20s to mid 20s is fairly typical for most of the periods reported. The importance of the instrument to the FHLBNY in its day-to day operations is best illustrated by measuring the annual cash flows generated by discount note issuances. During 2005, the FHLBNY issued $671.6 billion and retired $670.8 billion. In 2004, discount notes issued aggregated $961.6 billion and $958.8 billion were retired. Cash flows from consolidated bond issuances were only $23.4 billion. Contrasting transaction volumes between bonds and discounts notes provide an indication that discount notes continue to be an important source for overnight funding.

Rating actions with respect to the FHLBNY are outlined below:
Short-Term Ratings:

	Moody’s Investors Service			Standard & Poors
Year	Outlook	Rating			Short-Term Outlook	Rating

2002	July 31, 2002 - Affirmed	P	-1	March 22, 2002	Short Term rating affirmed	A-1+

2003				March 17, 2003	Short Term rating affirmed	A-1+
				August 8, 2003	Short Term rating affirmed	A-1+
				September 26, 2003	Short Term rating affirmed	A-1+
				November 17, 2003	Short Term rating affirmed	A-1+

2004				April 15, 2004	Short Term rating affirmed	A-1+

2005	October 14, 2005 - Affirmed	P	-1	April 29, 2005	Short Term rating affirmed	A-1+
Long-term ratings:

	Moody’s Investors Service		Standard & Poors
Year	Outlook	Rating		Long-Term Outlook		Rating

2002	July 31, 2002	Aaa/Stable	March 22, 2002	Long Term rating affirmed	outlook stable	AAA/Stable
Affirmed

2003	September 26, 2003	Aaa/Stable	March 17, 2003	Long Term rating affirmed	outlook stable	AAA/Stable
	Affirmed		August 8, 2003	Long Term rating affirmed	outlook revised to negative	AAA/Negative
			September 26, 2003	Long Term rating downgraded	outlook revised to stable	AA+/Stable
			November 17, 2003	Long Term rating affirmed	outlook stable	AA+/Stable

2004			April 15, 2004	Long Term rating affirmed	outlook stable	AA+/Stable

2005	October 14, 2005	Aaa/Stable	April 29, 2005	Long Term rating affirmed	outlook stable	AA+/Stable
Affirmed

Mandatorily Redeemable Capital Stock
Generally speaking, the FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income.
The FHLBNY adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“FAS 150”) as of January 1, 2004. Shares of capital stock covered by FAS 150 were reclassified to liabilities at fair value. At December 31, 2004, the FHLBNY reclassified $126.6 million to a liability. Unpaid dividends related to capital stock classified as liability were accrued at an estimated dividend rate and reported as interest expense.
Mandatorily redeemable stock at December 31, 2005 and December 31, 2004 represents stock held by former members who were no longer members by virtue of being acquired by members of another FHLBank. Such stock will be repaid when the stock is no longer required to support outstanding transactions with the FHLBNY.
No member had notified the FHLBNY at December 31, 2005 or 2004 of their intention to voluntarily withdraw from membership.
At December 31, 2005, the amount of mandatorily redeemable stock classified as a liability declined to $18.1 million from $126.6 million at December 31, 2004. During 2005, a significant portion of advance borrowing to one non-member matured. In accordance with Finance Board regulations non-members cannot renew their advance borrowings at maturity. Since advances are typically associated with the holding of FHLBNY stock, the decline in advances resulted in a proportionate decline in stock that was considered a liability under FAS 150. Dividends associated with mandatorily redeemable capital stock were accrued at an estimated dividend rate during 2005 and aggregated $2.7 million compared to $6.5 million in 2004. The unpaid dividend associated with mandatorily redeemable capital stock was accrued and reported also as a liability.
The FHLBNY expects $7.9 million of the $18.1 million to be redeemed by 2007 and another $10.0 million in 2008 in line with the expected maturity of advances borrowed by non-members.
Capital Resources
The FHLBNY implemented a new capital plan on December 1, 2005. Capital stock prior to implementation was $3.6 billion (putable, par value $100), and all stock outstanding at December 1, 2005 was exchanged for Class B putable stock (par value $100) under the new plan. There were no members who opted out of the exchange process.
Total capital stock was $3.6 billion at December 31, 2005, almost unchanged from the $3.7 billion at December 31, 2004, and capital stock has been at those levels through each of the prior two years. During most of 2003 and all of 2004, and through the six months ended June 30, 2005, the FHLBNY, at its discretion routinely (monthly) redeemed capital in excess of members’ minimum investment requirement in preparation for the implementation of the new capital plan (the plan was subsequently postponed). In mid-2004, periodic redemption was changed from end of month to mid month and month-end, and to daily redemption starting in June 2005. As a result, decreases and increases in capital stock remain generally in line with changes in the borrowing patterns of members.

The FHLBanks, including FHLBNY, have a unique cooperative structure. To access FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in FHLBNY. The member’s stock requirement is based on the amount of mortgage- related assets on the member’s balance sheet and its use of FHLBNY advances, as prescribed by the FHLBank Act, which reflects the value of having ready access to FHLBNY as a reliable source of low-cost funds. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. The stock is not publicly traded.
Gramm-Leach-Bliley Act
In November 1999, the FHLBank Act was significantly modified by the Federal Home Loan Bank System Modernization Act, which was enacted as Title VI of the Gramm-Leach-Bliley Act (“GLB Act”). In particular, these revisions to the FHLBank Act provided for the establishment of new leverage and risk-based capital requirements for the FHLBanks. On January 30, 2001, the Finance Board published a final rule prescribing a new capital structure for the FHLBanks, as required by the GLB Act. Each FHLBank, including the FHLBNY, was required to submit its own capital plan to the Finance Board for review by October 29, 2001, and the Finance Board approved the capital structure plan of the FHLBNY on July 18, 2002. The FHLBNY intended to implement its capital structure plan (“Capital Plan”) on October 1, 2003. However, because of the uncertainties surrounding the potential for losses on certain investment securities held, management and the FHLBNY Board of Directors determined at the time that it would be prudent to postpone implementation of the Capital Plan. Management and the Board reasoned that a delay would benefit members by enabling the FHLBNY to provide them with definitive information about the securities and by giving them additional time to review the FHLBNY’s financial situation before deciding whether to opt out of FHLBNY membership. Ultimately, during the third quarter of 2003, $1.9 billion in credit-deteriorated securities were sold at a loss of $189.4 million. As a result, no dividend was declared for that quarter. The FHLBNY has since restored its dividend and its financial condition and prospects remain sound and unaffected by the loss. On December 1, 2005, the FHLBNY implemented a new capital plan by exchanging pre-existing, putable capital stock for new, putable Class B capital stock at $100 par per share.
The pre-GLB Act capital rules remained in effect for the FHLBNY until the new Capital Plan was implemented on December 1, 2005. Under the pre-GLB Act rules, the FHLBank Act required FHLBNY members to purchase capital stock equal to the greater of 1% of their mortgage-related assets or 5% of outstanding advances from the FHLBNY. Members could at the FHLBNY’s discretion, redeem at par value any capital stock greater than their statutory requirement or sell it to other FHLBNY members at par value. Pre-GLB Act capital stock was redeemable at the option of a member upon termination of membership, provided that the former member had satisfied all of its financial obligations to FHLBNY. Withdrawal from membership required six months’ notice.
New Capital Plan and Capital Exchange
The Finance Board’s final rule outlining a new capital structure for the FHLBanks established risk-based and leverage capital requirements for the FHLBNY, addressed the different classes of stock that the FHLBNY may issue, and described the rights and preferences that may be associated with each class of stock. The GLB Act allows for the FHLBNY to have two classes of stock, and each class may have sub-classes. Class A stock is conditionally redeemable on six months written notice from the member, and Class B stock is conditionally redeemable on five years written notice from the member. Under the GLB Act, membership is voluntary for all members. Members that withdraw from the FHLBNY may not reapply for membership of any FHLBank for five years from the date of withdrawal. Membership without interruption between two FHLBanks is not considered to be a termination of membership for this purpose.
Under the new Capital Plan, the FHLBNY’s capital stock consists of membership stock and activity-based stock. Prior to the opening of business on December 1, 2005, the effective date of the new Capital Plan, the outstanding shares of the old, pre-GLB Act capital stock were automatically exchanged for an equal number of new shares of Class B capital stock. There were no members that opted out of the exchange process. From time to time thereafter, the FHLBNY may issue or repurchase capital stock to new members, current members, or under certain circumstances to former members or their successors in accordance with the Capital Plan, and as necessary to allow the FHLBNY to satisfy the minimum capital requirements established by the GLB Act. The Class B capital stock issued or repurchased may be membership stock, activity-based stock, or both.
Under the new Capital Plan, each member is required to maintain a certain minimum investment in capital stock of the FHLBNY. The minimum investment will be determined by a membership requirement and an activity-based requirement. Each member is required to maintain a certain minimum investment in membership stock for as long as the institution remains a member of the FHLBNY. Typically, membership stock is based upon the amount of the member’s residential mortgage loans and its other mortgage-related assets. Under current policy, membership stock is 0.20% of the member’s mortgage-related assets as of the last year-end. In addition, each member is required to purchase activity-based stock in proportion to the volume of certain transactions between the member and the FHLBNY. Activity- based stock is equal to the sum of a specified percentage between 4.0% and 5.0% multiplied by the outstanding principal balance of advances to the member, and specified percentage between 4.0% and 5.0% multiplied by the sum of the outstanding principal balance of acquired member assets (MPF®). Under the current regulations, effective December 1, 2005, the specified percentages is 4.5% for both advances and acquired member assets, with the proviso that the specific requirements for acquired member assets is effective for transactions entered into after December 1, 2005, the date of the implementation of the new Capital Plan.
The FHLBNY may adjust the stock ownership requirements from time to time within the limits established in the Capital Plan. The shares of capital stock offered to members will be issued at par value and will not trade in any market. Redemptions and repurchases of such stock by the FHLBNY, and any transfers of such stock, must also be made at par value.
The Finance Board has confirmed that the SFAS 150 accounting treatment for mandatorily redeemable shares of its capital stock will not affect the definition of total capital for purposes of determining the FHLBank’s compliance with its regulatory capital requirements, calculating its mortgage securities investment authority (300 percent of total capital), calculating its unsecured credit exposure to other Government Sponsored Enterprise (100 percent of total capital), or calculating its unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).
New Capital Plan Standards
The GLB Act specifies that the FHLBanks must meet certain minimum capital standards, including the maintenance of a minimum level of permanent capital sufficient to meet the credit, market, and operations risk to which the FHLBanks are subject. The FHLBNY must maintain (1) a total capital ratio of at least 4%; (2) a leverage capital ratio of at least 5%; and (3) permanent capital in an amount equal to or greater than the “risk-based capital requirement” specified in the Finance Board’s regulations. The capital requirements are described in greater detail below.
The total capital ratio is the ratio of the FHLBNY’s total capital to its total assets. Total capital is the sum of: (1) capital stock; (2) retained earnings; (3) the general allowance for losses (if any); and (4) such other amounts (if any) that the Finance Board may decide are appropriate to include. Finance Board regulations require that the FHLBNY maintain a minimum total capital ratio of 4%.
The leverage ratio is the weighted ratio of total capital to total assets. For purposes of determining this weighted average ratio, total capital is computed by multiplying the FHLBNY’s permanent capital by 1.5 and adding to this product all other components of total capital. Finance Board regulations require that the FHLBNY maintain a minimum leverage ratio of 5%.
Until the new Capital Plan was adopted on December 1, 2005, Finance Board regulations generally allowed the FHLBanks, including the FHLBNY, to hold assets up to 21 times capital. However, an FHLBank whose average non-mortgage assets as defined in the Finance Board’s regulations that did not exceed 11 percent of its average total assets could hold assets up to 25 times capital. The FHLBNY was eligible for the higher asset-based leverage limit of 25 to 1 through all reported periods. At November 30, 2005, the last date before the rule was superseded by risk based capital rules under the new Capital Plan, the FHLBNY’s asset-based leverage was 21.4.
Retained Earnings and Dividend
The FHLBNY has been building its retained earnings to further strengthen its financial condition. Unrestricted retained earnings at the FHLBNY grew to $291.4 million at December 31, 2005, up from $223.4 million at December 31, 2004.
Amounts in Accumulated other comprehensive income (loss) at December 31, 2005 comprised of $5.4 million in unrealized gains from hedging activities designated as cash flow hedges, and $1.8 million in unrealized liabilities on supplemental Benefits Equalization Plan. The balance at December 31, 2004, comprised of $2.2 million in unrealized gains from available-for-sale securities, $0.9 million from hedging activities designated as cash flow hedges, and $2.5 million in unrealized liability on supplemental Benefits Equalization Plan.
The FHLBNY had classified $5.2 million to “restricted retained earnings” as of September 30, 2005, and it represented the unpaid principal balance of certain acquired mortgages with a credit rating below an established minimum. With the implementation of the new capital on December 1, 2005, the requirement to hold restricted retained earnings was replaced by appropriate capital treatment under risk based capital rules.
As a cooperative, the FHLBNY seeks to maintain a balance between its public policy mission of providing low-cost funds to its members, and to providing its members with adequate returns on their capital invested in FHLBNY stock. The FHLBNY also has to balance its mission with a goal to strengthen its financial position through an increase in the level of retained earnings. The FHLBNY’s dividend policy takes all three factors into consideration — the need to enhance retained earnings while reasonably compensating members for the use of their capital, and to provide low-cost advances. By Finance Board regulation, dividends may be paid out of current earnings or previously retained earnings. The FHLBNY may be restricted from paying dividends if it is not in compliance with any of its minimum capital requirements or if payment would cause the FHLBNY to fail to meet any of its minimum capital requirements. In addition, the FHLBNY may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or, under certain circumstances, if the FHLBNY fails to satisfy certain liquidity requirements under applicable Finance Board regulations.
Dividends are computed based on the weighted average stock outstanding during the previous quarter, and are declared and paid in the month following the end of the quarter. During the year ended December 31, 2005, four dividends were paid. A dividends at an annualized rate of 3.05% was paid on January 31, 2005; 4.70% on April 29, 2005; 5.00% on July 29, 2005, and 5.25% on October 31, 2005.

Derivative Instruments
Interest rate swaps, swaptions, and cap and floor agreements (collectively, derivatives) enable the FHLBNY to manage its exposure to changes in interest rates by adjusting the effective maturity, repricing frequency, or option characteristics of financial instruments. The FHLBNY, to a limited extent, also uses interest rate swaps to hedge changes in interest rates prior to debt issuance, and essentially lock in the FHLBNY’s funding cost.
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
The FHLBNY uses derivatives in three ways:
(1) as fair value or cash flow hedges of an underlying financial instrument or as a cash flow hedge of a forecasted transaction; (2) as intermediation hedges to offset derivative positions (e.g., caps) sold to members; and (3) as economic hedges and as asset/liability management tools. The FHLBNY uses derivatives to adjust the interest rate sensitivity of consolidated obligations and advances to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities. In addition, the FHLBNY uses derivatives to offset embedded options in assets and liabilities, to hedge the market value of existing assets and liabilities and anticipated transactions and to reduce funding costs.

The following table summarizes the FHLBNY’s principal derivatives hedging strategies, as of December 31, 2005:

Derivatives	Hedging		Notional
Terms	Strategy	Accounting Designation	Amount (in millions)

Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Fair Value Hedge	$32,667

Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Fair Value Hedge	$1,618

Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation debt to a LIBOR floating rate	Fair Value Hedge	$18,507

Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation debt.	Cash Flow Hedge	$788

Received fixed, pay floating interest rate swap with an option to call.	To convert the fixed rate consolidated obligation debt to LIBOR floating rate; swap is callable on the same day as the consolidated obligation debt.	Fair Value Hedge	$19,556

Intermediary positions Interest rate swaps Interest rate caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties.	Economic Hedge	$130

The category of “economic” hedges represents derivative transactions under hedge strategies that do not qualify for hedge accounting treatment under SFAS 133.

Derivatives by products and hedge types (short-cut/long-haul)
Intermediation and economic hedges represent derivative transactions that do not qualify for hedge accounting treatment under SFAS 133. The notional amounts and fair values for economic hedges are included under “Long-Haul” for display purposes only but do not qualify for “Long-Haul” accounting.
The following table provides summarized derivatives data by SFAS 133 classifications at December 31, 2005 (in millions).

	Short-Cut		Long-Haul		Total
Derivative Hedging by Product Type:	Notional	Fair Values	Notional	Fair Values	Notional	Fair Values
Advances	$29,962	$(202)	$4,323	$(6)	$34,285	$(208)
Consolidated Obligations	13,731	(93)	25,119	(293)	38,850	(386)
Mortgage Commitments*	—	—	1	—	1	—
Others*	—	—	130	—	130	—

Total	$43,693	$(295)	$29,573	$(299)	$73,266	$(594)

SFAS 133 Hedge Classification:
Fair Value Hedge	$43,693	$(295)	$27,031	$(300)	$70,724	$(595)
Cash Flow Hedges	—	—	788	1	788	1
Intermediation	—	—	130	—	130	—
Economic Hedges	—	—	1,624	—	1,624	—

Total	$43,693	$(295)	$29,573	$(299)	$73,266	$(594)

*	Fair Values are not significant; mortgage commitments are no longer hedged commencing 4th quarter 2005
The following tables provide summarized derivatives data by SFAS 133 classifications at December 31, 2004 (in millions).

	Short-Cut		Long-Haul		Total
Derivative Hedging by Product Type:	Notional	Fair Values	Notional	Fair Values	Notional	Fair Values
Advances	$28,356	$(1,173)	$1,346	$(65)	$29,702	$(1,238)
Consolidated Obligations	14,248	(33)	20,074	(135)	34,322	(168)
Mortgage Commitments*	10	—	—	—	10	—
Others*	—	—	2,111	—	2,111	—

Total	$42,614	$(1,206)	$23,531	$(200)	$66,145	$(1,406)

SFAS 133 Hedge Classification:
Fair Value Hedge	$41,892	$(1,209)	$21,420	$(197)	$63,312	$(1,406)
Cash Flow Hedges	722	3	—	—	722	3
Intermediation	—	—	112	—	112	—
Economic Hedges	—	—	1,999	(3)	1,999	(3)

Total	$42,614	$(1,206)	$23,531	$(200)	$66,145	$(1,406)

*	Fair Values are not significant

Derivative Financial Instruments by Product
The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment. The categories of “fair value,” “commitment,” and “cash flow” hedges represent derivative transactions accounted for as hedges. The category of “economic” hedges represents derivative transactions under hedge strategies that do not qualify for hedge accounting treatment under SFAS 133 (in thousands).

	December 31, 2005		December 31, 2004
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Advances — fair value hedges	$32,662,378	$(208,249)	$29,701,594	$(1,237,680)
Advances — economic hedges	1,623,194	(135)	1,999,140	(3,413)
Consolidated obligations — fair value hedges	38,062,240	(386,335)	33,610,060	(168,178)
Mortgage loans — commitment	657	—	10,316	16
Balance sheet — economic hedges	—	—	—	—
Cash Flow- anticipated transactions	788,000	528	712,150	3,057
Intermediary positions — economic hedges	130,000	5	112,000	9

Total notional and fair value	$73,266,469	$(594,186)	$66,145,260	$(1,406,189)

Total derivatives, excluding accrued interest		$(594,186)		$(1,406,189)
Accrued interest		121,516		45,042

Net derivative balance		$(472,670)		$(1,361,147)

Net derivative asset balance		$19,197		$11,048
Net derivative liability balance		(491,867)		(1,372,195)

Net derivative balance		$(472,670)		$(1,361,147)

Derivative Gains and Losses Reclassified from Accumulated other comprehensive income to earnings.
The following table summarizes changes in derivative gains and losses and reclassifications into current period earnings for the periods reported, as recorded in Accumulated other comprehensive income (loss) (in thousands).

	For the years ended December 31,
	2005	2004	2003
Accumulated gains and (losses), beginning of year	$898	$(13)	$—
Net hedging transactions	6,054	2,161	(31)
Reclassified into earnings	(1,600)	(1,250)	18

Accumulated gains and (losses), end of year	$5,352	$898	$(13)

Earnings Impact of Hedging Activities
The following table summarizes the impact of hedging activities on earnings for the years ended December 31, 2005 and 2004 (in thousands).

	For the year ended December 31, 2005
			Consolidated
		MPF	Obligation	Economic	Intermediary
Earnings Impact	Advances	Loans	Bonds	Hedges	Positions	Total
Amortization/accretion of hedging activities in net margin	$(460)	$154	$6,706	$—	$—	$6,400
Net realized and unrealized gains (losses) on derivatives and hedging activities	(8,640)	(582)	(241)	—	(3)	(9,466)

Total	$(9,100)	$(428)	$6,465	$—	$(3)	$(3,066)

	For the year ended December 31, 2004
			Consolidated
		MPF	Obligation	Economic	Intermediary
Earnings Impact	Advances	Loans	Bonds	Hedges	Positions	Total
Amortization/accretion of hedging activities in net margin	$(352)	$57	$5,914	$—	$—	$5,619
Net realized and unrealized gains (losses) on derivatives and hedging activities	(7,132)	(57)	13,760	1,707	(4)	8,274

Total	$(7,484)	$—	$19,674	$1,707	$(4)	$13,893

Derivative Credit Risk Exposure
In addition to market risk, the FHLBNY is subject to credit risk in derivatives transactions because of the potential for non-performance by the counterparties, which could result in the FHLBNY having to acquire replacement derivative from a different counterparty at a higher cost. The FHLBNY also is subject to operational risks in the execution and servicing of derivative transactions.
The FHLBNY manages derivative counterparty credit risk by contracting only with experienced counterparties with investment-grade counterparties, and the FHLBNY’s Board of Directors reviews a management analysis of each counterparty’s financial health prior to approval. The Board also reviews a counterparty analysis annually. Management monitors counterparties on an ongoing basis for significant business events, including ratings actions taken by nationally recognized statistical rating organizations. All approved derivatives counterparties must enter into a master International Swaps and Derivatives Association (“ISDA”) agreement with the FHLBNY, and, in addition, execute the Credit Support Annex to the ISDA agreement that provides for collateral support at predetermined thresholds.
The FHLBNY manages counterparty credit risk through credit analysis, collateral management and other credit enhancements, such as guarantees, and by following the requirements set forth in the Finance Board’s regulations.
The degree of counterparty credit risk may depend, among other factors, on the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk. Twenty counterparties represented 100% of the total notional amount of the FHLBNY’s outstanding derivative transactions at December 31, 2005 (20 at December 31, 2004). Three counterparties representing 0.1% of the notional amount were members on whose behalf the FHLBNY had acted as an intermediary. One non-member counterparty was rated BBB. The notional amount outstanding to this counterparty was $5.5 billion, representing 7.5% of total notional outstanding at December 31, 2005. The FHLBNY had no derivative exposure to this counterparty at December 31, 2005. Each remaining non-member counterparty had a long-term credit rating of single-A or higher, assigned by a nationally recognized statistical rating organization at December 31, 2005.
As an additional precaution, the FHLBNY has adopted a conservative collateral management policy with provisions for requiring collateral on certain derivative contracts in a gain position. The FHLBNY requires credit support annexes to its derivatives. These annexes define the maximum net unsecured credit exposure amounts that may exist before collateral delivery is required. This maximum amount is based upon an analysis of each individual counterparty.
As a result of these risk mitigation initiatives, the management of the FHLBNY does not anticipate any credit losses on its derivatives. The FHLBNY has never experienced a loss on a derivative transaction due to a credit default by counterparty.

Derivatives Counterparty Credit Ratings
The following table summarizes the FHLBNY’s credit exposure by counterparty credit rating at December 31, 2005 and 2004 (in thousands, except number of counterparties).

	December 31, 2005
			Total Net
	Number of	Notional	Exposure at	Net Exposure
Credit Rating	Counterparties	Balance	Fair Value	after Collateral
AAA	1	$4,971,463	$—	$—
AA	9	39,388,721	5,167	—
A	6	23,347,665	14,030	4,695
BBB	1	5,492,963	—	—
Members	3	65,000	—	—
Delivery Commitments		657	—	—

Total	20	$73,266,469	$19,197	$4,695

	December 31, 2004
			Total Net
	Number of	Notional	Exposure at	Net Exposure
Credit Rating	Counterparties	Balance	Fair Value	after Collateral
AAA		$—	$—	$—
AA	5	22,276,326	10,982	10,382
A	12	43,802,618	—	—
Members	3	56,000	43	7
Delivery Commitments		10,316	16	—

Total	20	$66,145,260	$11,041	$10,389

Although notional amount is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since derivative counterparties do not exchange the notional amount (except in the case of foreign currency swaps). Counterparties use the notional amounts of derivative instruments to calculate contractual cash flows to be exchanged. The fair value of a derivative in a gain position is a more meaningful measure of the FHLBNY’s current market exposure on derivatives. The FHLBNY estimates exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a gain position.
All derivative contracts with non-members are subject to master netting agreements or other right of offset arrangements. At December 31, 2005 and 2004, the FHLBNY’s maximum credit risk, as defined above, was approximately $19.2 million and $11.0 million without recognition of collateral held by the FHLBNY. These totals included $26.4 million and $17.9 million of net accrued interest receivable at December 31, 2005 and 2004. In determining maximum credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty.

Accounting for Derivatives — Hedge Effectiveness
Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective portion of the hedge. Those methods must be consistent with the entity’s approach to managing risk. At inception and during the life of the hedging relationship, the hedge is expected to be highly effective in offsetting changes in the hedged item’s fair value or the variability in cash flows attributable to the hedged risk.
Effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item relating to the risk being hedged. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an ongoing basis. Any ineffective portions are to be recognized in earnings immediately, regardless of the type of hedge. An assessment of effectiveness is required whenever financial statements or earnings are reported, and at least once every three months.
     FHLBNY considers hedge effectiveness in two ways:
▪	Prospective assessment. Upon designation of the hedging relationship and on an ongoing basis, FHLBNY will be required to demonstrate that it expects the hedging relationships to be highly effective. This is a forward-looking relationship consideration. The FHLBNY uses sensitivity analysis employing an option adjusted valuation model to generate changes in market value of the hedged item and the swap. These projected market values are then analyzed over multiple instantaneous, parallel, rate shocks. The hedge is expected to be highly effective if the change in fair value of the swap divided by the change in the fair value of the hedged item is within the 80%-120% dollar value offset boundaries.

▪	Retrospective assessment. At least quarterly, FHLBNY will be required to determine whether the hedging relationship was highly effective in offsetting changes in fair value or cash flows through the date of the periodic assessment. This is an evaluation of the past experience.
FHLBNY uses a statistical method commonly referred to as regression analysis to analyze how a single dependent variable is affected by the changes in one (or more) independent variables. If the two variables are highly correlated, then movements of one variable can be reasonably expected to trigger similar movements in the other variable. Thus, regression analysis serves as a better methodology for measuring the strength of empirical relationships, and assessing the probability of hedge effectiveness. The FHLBNY tests the effectiveness of the hedges by regressing the changes in the net present value of future cash flows (“NPV”) of the derivative against changes in the net present value of the hedged transaction, typically an advance or a consolidated obligation.
The regression model being used is:
ΔVh = a + bΔVH
where ΔVh is the change in the net present value of the hedging item, ΔVH is the change in the net present value of the hedged transaction, a is the ‘intercept’ of the regression and b is the ‘slope’ of the regression. The coefficient b should have a value very close to –1 if the hedging transaction is effective. At the same time, should be very close to zero.

To determine whether a hedging transaction is effective requires checking whether, overall, the postulated linear model ‘fits’ the data well and whether the estimates of the parameters a and b come close enough to their hypothesized values that we can feel confident that it would be wrong to reject those hypothesized values.
The standard measure of overall fit is the so-called ‘coefficient of determination’ (also nicknamed ‘R-squared’ because it is equal to the square of the coefficient of linear correlation). R-squared can be as low as 0 and as high as 1.0. An R-squared equal to 0 means that the changes in the dependent variable are totally unrelated to the changes in the independent variable. An R-squared of 1.0 implies perfect correlation. In this case, the assumed model explains the data perfectly. The changes in the independent variable ‘map’ onto the changes in the dependent variable exactly as ‘predicted’ by the model. This is a situation never observed in real-life situations. In practical situations, an R-squared equal to or in excess of .80 already indicates a very good fit of the model. Accordingly, FHLBNY has determined that to consider the hedge relationship to be highly effective, the R-squared of the regression would have to be at least equal to .80.
An assumed model can be accepted only if the main hypotheses on which it rests cannot be rejected. In the context of regression analysis, hypothesis testing is a procedure that seeks to determine whether the estimated values of the parameters of the model ( a and b ) are close enough to their hypothesized values (zero for a and –1 for b) that it would be unreasonable to reject those hypotheses. The most commonly used test statistics are the so-called ‘t-test statistic’ and the ‘F-test statistic’. They are named after the Student-t probability distribution function and the Fisher probability distribution function. FHLBNY has determined that to consider the hedge relationship to be highly effective, the t-test statistic associated with the estimate of the intercept of the regression ( a ) must fall within the interval –2.0 to +2.0.
An equivalent approach to hypothesis testing consists of defining an ‘acceptance region’ around the hypothesized value of the parameter(s) being estimated. If the estimated value of the parameter falls within the acceptance region, the hypothesis is not rejected. If it falls outside of the acceptance region, the hypothesis is rejected. FHLBNY has determined that to consider the hedge relationship to be highly effective, the estimate of the slope of the regression ( b ) must fall within an acceptance region ranging from –1.20 to -.80.
Discontinuation of hedge accounting
If a derivative no longer qualifies as a fair value or a cash flow hedge, the FHLBNY discontinues hedge accounting prospectively and reports the derivative on the balance sheet at fair value and records fair value gains and losses in earnings until the derivative matures. If the FHLBNY was to discontinue cash flow hedge, previously deferred gains and losses in Accumulated other comprehensive income would be recognized in current earnings at the time the hedged transaction effects earnings. For discontinued fair value hedges, the FHLBNY no longer adjusts the carrying value (basis) of the hedged item, typically an advance or a bond, for changes in their fair values. The FHLBNY then amortizes previous fair value adjustments to the basis of the hedged item over the life of the hedged item (for callable as well as non-callable previously hedged advances and bonds). The basis and the amortization of such items were not significant for all periods since adoption of SFAS 133.
Embedded derivatives
Before a trade is executed, the FHLBNY’s procedures require the identification and evaluation of embedded derivatives, if any, as described under paragraph 12 of SFAS 133. This evaluation will consider if the economic characteristics and the risks of the embedded derivative instrument are not clearly and closely related to the economic characteristic and risks of the host contract. The FHLBNY also inventories its hedging strategies, each of which discusses the nature of embedded derivatives, if any. At December 31, 2005, 2004 and 2003, the FHLBNY had no embedded derivatives that were required to be separated from the “host” contract because it’s economic or risk characteristics were not clearly and closely related to the economic characteristics and risks of the host contract. FHLBNY’s typical embedded derivatives are call features in consolidated obligation bonds, and put options in advances to members.
Aggregation of similar items
The FHLBNY does not aggregate similar items for “macro hedging”. All hedge items and derivatives are hedged as separately identifiable instruments.
Measurement of hedge ineffectiveness
The FHLBNY calculates the fair values of its derivatives and associated hedged items using discounted cash flows and other adjustments to incorporate volatilities of future interest rates and options, if embedded, in the derivative or the hedged item. At each financial statement reporting period, the FHLBNY measures the changes in the fair values of all derivatives, and changes in fair value of the hedged items attributable to the risk being hedged unless the FHLBNY has assumed no ineffectiveness (referred to as the “short-cut method”) and reports changes through current earnings. For hedged items eligible for the “short-cut” method, the FHLBNY treats the change in fair value of the derivative as equal to the change in the fair value of the hedged item attributable to the change in the benchmark interest rate. To the extent the change in the fair value of the derivative is not equal to the change in the fair value of the hedged item, the resulting difference represents hedge ineffectiveness, and is reported through current earnings.

Liquidity
The FHLBNY’s primary source of liquidity is the issuance of consolidated obligations. To refinance maturing consolidated obligations, the Bank relies on the willingness of the investors to purchase new issuance. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. In addition, the Secretary of the Treasury is authorized to purchase up to $4.0 billion of consolidated obligations. The FHLBNY’s liquidity position remains in compliance with all regulatory requirements and it does not foresee any changes to that position.
Finance Board Regulations — Liquidity
Prior to the implementation of the new Capital Plan on December 1, 2005, the Finance Board’s Financial Management Policy required the FHLBNY to maintain a specific daily liquidity level. However, once the FHLBNY’s new Capital Plan was implemented on December 1, 2005, that rule no longer applied. Until December 1, 2005, the FHLBNY complied with the Financial Management Policy requirement which called for the FHLBNY to maintain an average daily liquidity level each month in an amount not less than the sum of:
•	20% of the sum of its daily average overnight and demand deposits and other overnight borrowings, and

•	10% of the sum of its daily average term deposits, consolidated obligations and other borrowings that mature within one year.
The FHLBNY met its deposit liquidity requirements as summarized in the table titled as Deposit Liquidity.
Assets eligible for meeting the above liquidity requirements include:
•	Overnight funds and overnight deposits placed with eligible financial institutions;

•	Overnight and term-resale agreements with eligible counterparties that mature in 31 days or less and that use for collateral (1) securities that are eligible investments under the investment guidelines, and (2) mortgages insured by the Federal Housing Administration or guaranteed by the Veterans Administration;

•	Negotiable certificates of deposit placed with eligible financial institutions; bankers’ acceptances drawn on and accepted by eligible financial institutions; and commercial paper issued in U.S. financial markets and rated P-1 by Moody’s or A-1 by Standard & Poor’s, that on settlement date have a remaining term to maturity not exceeding 9 months.

•	Marketable direct obligations of the U.S. government that mature in 36 months or less;

•	Marketable direct obligations of U.S. government-sponsored agencies and instrumentalities that mature in 36 months or less and for which the credit of such institution is pledged for repayment of both principal and interest; and

•	Cash and collected balances held at a Federal Reserve Bank or other eligible financial institutions, net of member pass-throughs.

Beginning December 1, 2005, with the implementation of the new Capital Plan, the Financial Management Policy rules of the Finance Board with respect to liquidity was superseded by regulatory requirements that are specified in Parts 917 and 965 of Finance Board regulations, and are summarized below.
Each FHLBank shall at all times have at least an amount equal to the current deposits received from its members invested in:
•	Obligations of the United States;

•	Deposits in banks or trust companies; or

•	Advances with a maturity of not to exceed five years.
In addition, each FHLBank shall provide for contingency liquidity. Contingency liquidity is defined as the sources of cash an FHLBank may use to meet its operational requirements when its access to the capital markets is impeded. The FHLBNY met its contingency liquidity requirements and liquidity in excess of requirements is summarized in the table titled as Contingency Liquidity.
Violations would invoke non-compliance penalties under discretionary powers given to the Finance Board under applicable regulations, which would include corrective actions.

Liquidity Management
The FHLBNY actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member demand, and the maturity profile of the FHLBNY’s assets and liabilities. The FHLBNY recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the FHLBNY is required to maintain certain liquidity measures in accordance with the FHLBank Act, and policies developed by the FHLBNY management and approved by the FHLBNY’s Board of Directors. The specific liquidity requirements applicable to the FHLBNY are described in the next four sections:
Deposit Liquidity. The FHLBNY is required to invest an aggregate amount at least equal to the amount of current deposits received from the FHLBNY’s members in (1) obligations of the U.S. government; (2) deposits in banks or trust companies; or (3) advances to members with maturities not exceeding five years. In addition to accepting deposits from its members, the FHLBNY may accept deposits from any other FHLBank or from any other governmental instrumentality.
Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below during each quarter in 2005 and 2004 (in millions). The FHLBNY met its requirements at all times.

	Average Deposit	Average Actual
For the quarter ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2004	$2,326	$41,020	$38,694
June 30, 2004	2,084	42,169	40,085
September 30, 2004	4,968	43,531	38,563
December 31, 2004	5,281	45,207	39,926
March 31, 2005	2,150	44,667	42,517
June 30, 2005	2,222	43,642	41,420
September 30, 2005	2,022	41,795	39,773
December 31, 2005	1,976	42,602	40,626
Operational Liquidity. The FHLBNY must be able to fund its activities as its balance sheet changes from day to day. The FHLBNY maintains the capacity to fund balance sheet growth through its regular money market and capital market funding activities. Management monitors the Bank’s operational liquidity needs by regularly comparing the Bank’s demonstrated funding capacity with its potential balance sheet growth. Management then takes such actions as may be necessary to maintain adequate sources of funding for such growth.
Operational liquidity is measured daily. The FHLBNY met its requirements at all times. The following table summarizes excess operational liquidity by each quarter in 2005 and 2004 (in millions).

	Average
	Balance Sheet	Average
	Liquidity	Operational
For the quarter ended	Requirement	Liquidity	Excess
March 31, 2004	$4,944	$15,084	$10,140
June 30, 2004	8,536	19,273	10,737
September 30, 2004	8,160	17,544	9,384
December 31, 2004	4,300	16,510	12,210
March 31, 2005	5,507	16,311	10,804
June 30, 2005	5,484	16,988	11,504
September 30, 2005	5,488	19,642	14,154
December 31, 2005	4,314	17,328	13,014

Contingent Liquidity. The FHLBNY is required by Finance Board regulations to hold “contingency liquidity” in an amount sufficient to meet its liquidity needs if it is unable, by virtue of a disaster, to access the consolidated obligation debt markets for at least five business days. Contingency liquidity includes (1) marketable assets with a maturity of one year or less; (2) self-liquidating assets with a maturity of one year or less; (3) assets that are generally acceptable as collateral in the repurchase market; and (4) irrevocable lines of credit from financial institutions receiving not less than the second-highest credit rating from a nationally recognized statistical rating organization. The FHLBNY consistently exceeded the regulatory minimum requirements for contingency liquidity.
Contingency liquidity is reported daily. The FHLBNY met its requirements at all times. The following table summarizes excess contingency liquidity by each quarter in 2005 and 2004 (in millions).

	Average Five Day	Average
For the quarter ended	Requirement	Contingency Liquidity	Excess
March 31, 2004	$5,878	$11,883	$6,005
June 30, 2004	5,937	15,328	9,391
September 30, 2004	4,711	13,943	9,232
December 31, 2004	4,507	13,641	9,134
March 31, 2005	3,600	13,709	10,109
June 30, 2005	4,785	14,615	9,830
September 30, 2005	2,155	14,345	12,190
December 31, 2005	2,740	15,390	12,650
The FHLBNY sets standards in its risk management policy that address its day-to-day operational liquidity and contingency liquidity needs. These standards enumerate the specific types of investments to be held by the FHLBNY to satisfy such liquidity needs and are outlined above. These standards also establish the methodology to be used by the FHLBNY in determining the FHLBNY’s operational and contingency needs. Management continually monitors and projects the FHLBNY’s cash needs, daily debt issuance capacity, and the amount and value of investments available for use in the market for repurchase agreements. Management uses this information to determine the FHLBNY’s liquidity needs and to develop appropriate liquidity plans.
Other Liquidity Contingencies. As discussed more fully under the section Debt Financing-Consolidated Obligations, the FHLBNY is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf). The FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the following rules apply: the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock of any member or non-member stockholder until the Finance Board approves the FHLBNY’s consolidated obligation payment plan or other remedy and until the FHLBNY pays all the interest or principal currently due on all its consolidated obligations. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.
The par amount of the outstanding consolidated obligations outstanding of all 12 FHLBanks was $937.4 billion and $869.2 billion at December 31, 2005 and 2004, respectively. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.

Finance Board regulations also state that the FHLBanks must maintain, free from any lien or pledge, the following types of assets in an amount at least equal to the amount of consolidated obligations outstanding:
•	Cash;

•	Obligations of, or fully guaranteed by, the United States;

•	Secured advances;

•	Mortgages that have any guaranty, insurance, or commitment from the United States or any agency of the United States;

•	Investments described in section 16(a) of the FHLBank Act, including securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and

•	Other securities that are rated Aaa by Moody’s or AAA by Standard & Poor’s.
Leverage Limits and Unpledged Asset Requirements
The FHLBNY met the Finance Board’s requirement that unpledged assets, as defined under regulations, exceed the total of consolidated obligations as follows (in thousands):

	December 31,
	2005	2004
Consolidated Obligations:
Bonds	$56,768,622	$60,515,356
Discount Notes	20,510,525	19,641,626

	$77,279,147	$80,156,982

Unpledged assets
Cash	22,114	22,376
Less: Member pass-through reserves at the FRB	(47,469)	(54,082)
Secured Advances	61,901,534	68,507,487
Investments	21,190,548	18,362,906
Mortgage Loans	1,466,943	1,178,083
Other loans	320	511
Accrued interest receivable on advances and investments	377,254	315,768
Less: Pledged Assets	(244,807)	(1,091,677)

	84,666,437	87,241,372

Excess unpledged assets	$7,387,290	$7,084,390

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

Purchases of MBS. Finance Board investment regulations limit the purchase of mortgage-backed securities to 300% of capital. The FHLBNY was in compliance with the regulation at all times.
Leverage Ratio. Until December 1, 2005, the date when the new Capital Plan was adopted under the GLB Act, Finance Board Regulations generally allowed the FHLBanks, including the FHLBNY, to hold assets up to 21 times capital. However, an FHLBank whose average non-mortgage assets as defined in the Finance Board’s regulations that do not exceed 11 percent of its average total assets may hold assets in amounts up to 25 times capital. The FHLBNY was eligible for the higher asset-based leverage limit of 25 to 1 throughout all reported periods. At November 30, 2005, the last date before the rule was superseded by risk based capital rules under the new capital plan, the FHLBNY’s asset-based leverage ratio was 21.4.

	December 31, 2005		December 31, 2004
	Actual	Limits	Actual	Limits
Mortgage securities investment authority	220%	300%	287%	300%

Leverage Ratio (Note 1)
Ratio of total assets to capital	N/A	N/A	22.10	25 times

Percentage of non-mortgage assets to total assets*	N/A	N/A	(0.34)%	11.00%

Note 1: Subsequent to the implementation of the new capital plan on December 1, 2005, the leverage ratio requirement has been superseded by maintenance of risk based capital.
*Under applicable regulations (12 CFR Part 966.3), deposit liabilities and capital are subtracted from non-mortgage assets before calculating the ratio of non-mortgage assets to total assets. A negative percentage also indicates the limit has been met. For the purpose of this section, the amount of non-mortgage assets (after subtracting deposits and capital) equals total assets after deduction of: advances, acquired member assets, standby letters of credit, intermediary derivative contracts, and certain investments in mortgage-backed securities and state or local governmental units or agencies.

Results of Operations – Years ended December 31, 2005 and 2004
The FHLBNY manages its operations as a single business segment. Advances to members continued to be the primary focus of the FHLBNY’s operations, and the principal factor that impacts its operating results. Interest income from advances is the principal source of revenue. The primary expenses are interest paid on consolidated obligations, AHP and REFCORP expenses, and operating expenses. The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax. It is required to make payments to REFCORP, and set aside funds from its income, towards an Affordable Housing Program (“AHP”), together referred to as assessments.
Net income for 2005 was $230.2 million, compared to $161.3 million in 2004. Net income is after AHP and REFCORP assessments, which are a fixed percentage of the FHLBNY’s income. The increase was attributable to three principal factors. First, the benefits from selective pricing increases on advances instituted throughout 2004 were being realized in 2005, as outstanding advances matured and new advances were priced at new pricing terms. Second, the planned retirement of high-coupon debt had not been fully concluded until the early quarters in 2004. The high-coupon debt was mostly associated with the high-yielding mortgage-backed securities that had been sold in the third quarter of 2003. That negative interest spread condition was largely eliminated in 2005. Third, the FHLBNY earned significant income from interest earning assets funded by non-interest bearing capital and other funds. In the steadily rising interest rate environment in 2005, earnings from the deployment of capital have made a stronger contribution to net interest income compared to 2004.
Interest Income
Interest income from advances. While advance pricing has remained unchanged from the increases made in 2004 and no further increases implemented in 2005, the FHLBNY has maintained its position that it will set advance prices to manage for profitability rather than volume. The FHLBNY continued to offer pricing on advances to members that balanced its desire for healthier interest spreads and its mission to provide low-cost funds to its members.
The FHLBNY executes interest rate swaps to modify the effective interest rate terms of many of its fixed-rate advance products, and typically all of its convertible or putable advances. In these swaps, the FHLBNY effectively converts a fixed-rate stream of cash flows from the advance to a floating-rate advance and is typically indexed to LIBOR. Interest income from advances on a swapped-out basis grew by $927.4 million to $2.2 billion in 2005 from $1.2 billion in 2004. Two principal factors explain the increase in interest income from advances. The general increase in the interest rate environment was one. Another was the impact of the new pricing policy in effect since 2004. The increase of $962.6 million from higher yields was partially offset by $35.2 million volume related decline in interest income.

The table below summarizes interest income earned from advances and the impact of interest rate swaps (in thousands):

		For the years ended
		December, 31
	2005	2004	2003
ARC Advances	$443,080	$188,119	$166,775
Fixed Rate Advances	1,078,680	1,071,656	1,237,177
Short Term Advances	143,877	97,134	72,349
Community Investment Advances	5,103	4,777	5,310
Overnight Line of Credit Advances	38,377	10,310	7,410
Affordable Ho using Pro gram Advances	344	460	567
Repurchase Agreement Advances	799,026	807,557	897,264
Mortgage Match Advances	36,775	40,532	42,115

Total Interest Income	2,545,262	2,220,545	2,428,967
Net Impact of interest-rate swaps	(370,314)	(972,977)	(1,135,977)

Reported Interest Income	$2,174,948	$1,247,568	$1,292,990

Interest income from investments. Interest income from short-term investments, comprising of certificates of deposits and Federal funds sold, grew by $213.4 million to $273.2 million in 2005, compared to $59.8 million in 2004 and was attributable to a combination of significant increases in average short-term investments in 2005 and a rising rate environment. Income from investments, primarily from mortgage-backed securities, classified as both held-to-maturity and available-for-sale, increased to $585.5 million in 2005 from $553.5 million in 2004, as a result of re-sets of floating-rate MBS coupons in the higher interest rate environment. Rate related increases were partially offset by volume related decline reflecting a planned decline in investments in MBS. Prepayment fees received, primarily from unscheduled prepayments of commercial- real estate- backed MBS aggregated $13.7 million in 2005 compared to $5.3 million in 2004. Prepayments fees are reported in interest income from investments.
Interest Expense
Interest expense on consolidated obligations bonds and notes. The FHLBNY’s primary source of funding is through the issuance of consolidated obligation bonds and discount notes. Consolidated obligation bonds are medium- and long-term, while discount notes are short-term instruments. To fund its assets, the FHLBNY considers its interest rate risk and liquidity requirements in conjunction with consolidated obligation buyers’ preferences and capital market conditions when determining the characteristics of debt to be issued. During 2005, the FHLBNY used fixed-rate callable and non-callable bonds to fund mortgage-related assets. Discount notes were issued to fund assets with shorter-reset characteristics.
The FHLBNY executes interest rate swaps to modify the effective interest rate terms of many of its debt offerings and had interest rate swaps associated with 66.6% percent of its outstanding consolidated obligations at December 31, 2005 compared to 55.5% percent at December 31, 2004. Fixed-rate callable bonds in conjunction with interest rate swaps containing a call feature that mirrors the option embedded in the callable bond enable the FHLBNY meet its funding needs at yields not otherwise directly attainable through the issuance of callable debt. The issuance of fixed-rate debt and the simultaneous execution of an interest rate swap convert the debt to an adjustable-rate instrument tied to an index, typically LIBOR.
On a swapped-out basis, interest expense from consolidated obligations increased by $1.0 billion in 2005 from 2004. On an un-swapped basis, the increase was $552.9 million. The receive -fixed, pay LIBOR indexed interest rate swaps had less of an impact in reducing the amount of interest expense in 2005, primarily because in a relatively flat yield curve environment, the differential between the pay-fixed coupons and the receive LIBOR indexed cash flows narrowed significantly.
The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

		For the years ended
		December, 31
	2005	2004	2003
Fixed-rate Bonds	$1,905,853	$1,734,176	$2,023,597
Floating-rate Bonds	69,179	92,207	59,362
Discount Notes	658,655	254,357	280,133

	2,633,687	2,080,740	2,363,092
Net Impact of interest rate swaps and amortization of basis	27,110	(449,519)	(629,429)

Reported Interest Expense	$2,660,797	$1,631,221	$1,733,663

Interest expense on deposits and other borrowings. Interest expense paid on interest-bearing deposits, primarily from members, has increased in line with the continued increases in overnight Federal funds rate. The FHLBNY pays its members a rate on deposits that is indexed to the Federal funds rate. The increase of $40.3 million is almost entirely rate driven in a steadily rising rate environment, as the average volume of deposit balances were only marginally higher in 2005 compared to 2004.

Net Interest Income – Years ended December 31, 2005 and 2004
Reported net interest income is the difference between interest income and interest expense. Net interest income is the principal source of revenue for the FHLBNY and is affected primarily by the growth in yields from advances, investment yields, minus the cost of consolidated obligation debt. The execution of interest rate swaps in the derivatives market at a consistent spread to LIBOR that in effect converts fixed-rate assets and debt to conventional adjustable rate instruments tied to LIBOR is also a factor. Another important factor is the income earned from assets funded by member capital and retained earnings, which are non-interest bearing.
The following table summarizes key changes in the components of net interest income (dollar amounts in thousands):

	For the years ended
	December 31,		Dollar	Percentage
	2005	2004	Variance	Variance
Interest Income
Advances	$2,174,948	$1,247,568	$927,380	74.34%
Mortgage loans held for portfolio	69,312	48,291	21,021	43.53%
Investments and Other	876,785	631,113	245,672	38.93%

Total interest income	3,121,045	1,926,972	1,194,073	61.97%

Interest Expense
Consolidated obligations	2,660,796	1,631,221	1,029,575	63.12%
Other	65,277	27,259	38,018	139.47%

Total interest expense	2,726,073	1,658,480	1,067,593	64.37%

Net interest income before credit loss provision	$394,972	$268,492	$126,480	47.11%

	For the years ended
	December 31,		Dollar	Percentage
	2004	2003	Variance	Variance
Interest Income
Advances	$1,247,568	$1,292,990	$(45,422)	(3.51%)
Mortgage loans held for portfolio	48,291	29,099	19,192	65.95%
Investments and Other	631,113	738,366	(107,253)	(14.53%)

Total interest income	1,926,972	2,060,455	(133,483)	(6.48%)

Interest Expense
Consolidated obligations	1,631,221	1,733,663	(102,442)	(5.91%)
Other	27,259	28,269	(1,010)	(3.57%)

Total interest expense	1,658,480	1,761,932	(103,452)	(5.87%)

Net interest income before credit loss provision	$268,492	$298,523	$(30,031)	(10.06%)

Reported net interest income of $394.9 million for 2005 was up 47.1 percent over 2004. Reported interest spread was 26.6 basis points in 2005, a gain of 9.2 basis points over the reported spread of 17.4 basis points in 2004. The increase in the current year compared to 2004 is attributable to three factors.
1.	First, the benefits from selective pricing increases instituted through most advance products during the latter part of 2004 were more fully realized in 2005 as maturing advances were being replaced by new advances at the new pricing. In addition, the mix of the advance business, which had been trending towards the relatively lower margin, short-term advances during the first half of 2004, reversed somewhat and demand for the relatively higher margin, fixed-rate advances increased in 2005.

2.	Second, the benefits from selectively retiring high-coupon debt in 2004 were also being realized in 2005. The FHLBNY has continued its practice of selectively retiring debt associated with the funding of advances or investments that were paid off early. In 2004, net interest spread still remained compressed through the second quarter of 2004 partly from the carrying costs of high-priced liabilities that were associated with $1.9 billion in long-term mortgage-backed securities sold in the third quarter of 2003 because of deteriorating creditworthiness of those securities. The effort to restructure the liabilities and reduce the high-priced funding was underway in 2004 but the full effect was not realized until 2005.

3.	Third, a significant portion of net interest income was derived from earnings on assets funded by non-interest bearing capital and other funds. While average total capital and non-interest bearing funds declined to $5.0 billion in 2005 from $5.8 billion in 2004, the weighted-average yield on assets increased by 138 basis points to 3.68 percent, compared to 2.30 percent in 2004. As market interest rates rose, coupons and yields on assets rose. The expansion in asset yields, driven primarily from a steadily rising rate environment, contributed an additional $49.0 million in net interest income from non-interest bearing capital and other funds.
The impact of the pricing initiative together with renewed demand for longer-term, fixed-rate advances, which typically yield higher margins, as well as the increase in the general level of interest rates, resulted in an increase in the weighted average yield from the advance business of 152 basis points to 3.43 percent in 2005. Meanwhile the overall cost of funding increased by only 130 basis points in the same rising rate environment.
Net interest income has also improved as a result of higher yields from investments. Yields from investments in fixed-rate, held-to-maturity mortgage-backed securities have improved as result of two factors. Prepayment speeds have slowed in the current rising rate environment, resulting in a relative decline in amortization expense. In addition, the FHLBNY’s manner of estimating the level yield amortization retrospectively on mortgage-backed securities resulted in a change that increased interest income by $7.9 million. New acquisitions to replace pay-downs of MBS have been at higher coupons in a rising interest rate environment. The two factors together have added to improving contribution from investments during 2005 over 2004. Prepayment fees received in 2005 from unscheduled paydowns of commercial mortgage-backed securities totalled $13.7 million in 2005 and $5.3 million in 2004.
Spread compression in late 2004 from high-coupon debt left over after high-coupon mortgage- and asset- backed securities were sold in late 2003 has been effectively dealt with and was no longer a factor during 2005. In line with the general increase in the interest rate environment, the FHLBNY’s cost of funding has also increased, but the increase has been somewhat restrained, and the increase has been relatively lower than the increase in the yields from interest earnings assets. Increase in investor demand for FHLBank debt has continued and has had a positive effect of restraining the increase in the cost of debt issued during 2005. Coupons for longer-term debt issuances have declined relative to increases in the general level of interest rates. The swapped out spread to LIBOR has also improved. The FHLBNY swaps out a significant amount of its fixed-rate, callable debt to LIBOR-indexed rates. However, net issuance cost relative to LIBOR rose by almost 2 basis points towards the middle of 2005. The increase occurred as debt issuance volume rose, increasing supply at a time when investors showed some reluctance to invest in term debt.
The following table presents average balances and yields of earning assets and funding sources (dollars in millions):

	For the years ended
	December 31, 2005			December 31, 2004			December 31, 2003
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets :
Advances	$63,446	$2,175	3.43%	$65,289	$1,248	1.91%	$70,942	$1,293	1.82%
Interest-earning deposits	5,656	194	3.42%	4,461	61	1.37%	5,547	67	1.21%
Federal funds sold	2,969	97	3.28%	1,094	16	1.50%	1,350	16	1.22%
Investments	11,317	586	5.17%	12,087	553	4.58%	12,936	652	5.04%
Mortgage and other loans	1,362	69	5.07%	935	49	5.24%	596	32	5.31%

Total interest- earning assets	84,750	3,121	3.68%	83,866	1,927	2.30%	91,371	2,060	2.26%

Funded By:
Consolidated obligations	77,629	2,661	3.43%	76,105	1,631	2.14%	81,817	1,734	2.12%
Interest-bearing deposits and
other borrowings	2,168	65	3.01%	1,969	27	1.38%	2,976	28	0.95%

Total interest- bearing liabilities	79,797	2,726	3.42%	78,074	1,658	2.12%	84,793	1,762	2.08%
Capital and other non- interest- bearing funds	4,953	—		5,792	—		6,578	—

Total funding	$84,750	2,726		$83,866	1,658		$91,371	1,762

Net Interest Spread		$395	0.266%		$269	0.174%		$298	0.177%

Net Interest margin (Net interest income /Earning Assets)			0.466%			0.321%			0.326%

Changes in both volume of assets and liabilities and associated interest rates influence changes in net interest income and net interest spreads. The following table summarizes a rate/volume analysis of the changes in reported net interest income between 2005 and 2004 (dollars in millions):

	For the year ended
	December 31, 2005 vs. December 31, 2004
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$(35.2)	$962.6	$927.4
Interest-earning deposits	16.4	116.2	132.6
Federal funds sold	28.2	52.7	80.9
Investments	(35.3)	67.3	32.0
Mortgage loans	22.9	(1.8)	21.1

Total interest income	(3.0)	1,197.0	1,194.0

Interest Expense
Consolidated obligations	32.7	996.9	1,029.6
Deposits and borrowings	2.7	35.3	38.0

Total interest expense	35.4	1,032.2	1,067.6

Changes in Net Interest Income	$(38.4)	$164.8	$126.4

Asset volumes in 2005 were lower, and largely related to decline in advance volumes. Investment volumes, primarily in mortgage-backed securities have declined as acquisitions have not kept pace with paydowns and maturities. The FHLBNY management concluded that yields from MBS were not in line with risk/reward correlation. Investment volumes in short-term investments were up generally to maintain asset leverage. The negative impact from declining long-term investment volumes was offset by general increase in interest rates and increase in yields.
The following table summarizes a rate/volume analysis of the changes in reported net interest income between 2004 and 2003 (dollars in millions):

	For the year ended
	December 31, 2004 vs. December 31, 2003
	Increase (decrease)
(in millions)	Volume	Rate	Total
Interest Income
Advances	$(103.0)	$57.6	$(45.4)
Interest-earning deposits	(13.1)	7.1	(6.0)
Federal funds sold	(3.1)	3.1	—
Investments	(42.8)	(55.8)	(98.6)
Mortgage loans	22.1	(2.9)	19.2
Other loans	(2.4)	(0.1)	(2.5)

Total interest income	(142.3)	9.0	(133.3)

Interest Expense
Consolidated obligations	(121.0)	18.6	(102.4)
Deposits and borrowings	(9.6)	8.6	(1.0)

Total interest expense	(130.6)	27.2	(103.4)

Changes in Net Interest Income	$(11.7)	$(18.2)	$(29.9)

Provision for Credit Losses
During the year ended December 31, 2005 and 2004, the FHLBNY recorded a provision of $75 thousand and $0 against its mortgage loans held- for- portfolio based on identification of inherent losses under an allowance policy described more fully in the section Critical Accounting Policies and Estimates. The FHLBNY experienced no charge-offs during the year ended December 31, 2005 or 2004. The allowance for credit losses against mortgage loans stood at $582 thousand at December 31, 2005 and $507 thousand at December 31, 2004. The FHLBNY believes the current allowance for loan losses is adequate to reflect the losses inherent in the FHLBNY’s mortgage loan portfolio at December 31, 2005 and 2004.
The FHLBNY’s credit risk from advances at December 31, 2005 and 2004 were concentrated in commercial banks and savings institutions. All advances were fully collateralized during their entire term. In addition, borrowing members pledged their stock of the FHLBNY as additional collateral for advances. The FHLBNY has not experienced any losses on credit extended to any member since its inception. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.
Non- Interest Income (Loss)
Other income (loss), in aggregate, was a charge of $17.9 million for the year ended December 31, 2005. The expense was in contrast to a contribution of $9.0 million for the year ended December 31, 2004 and a charge of $185.1 million in 2003.
The following table sets forth the main components of Other income (loss) for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	For the years ended
	December 31,
	2005	2004	2003
Other income (loss):
Service fees	$4,666	$4,751	$4,936
Net realized and unrealized (loss) gain on derivatives and hedging activities	(9,466)	8,274	(827)
Net realized gain (loss) from sale of available-for-sale and held- to-maturity securities	1,895	—	(189,226)
Losses from extinguishment of debt and other	(14,952)	(4,059)	—

Total other income (Loss)	$(17,857)	$8,966	$(185,117)

Service fees consisted primarily from various correspondent services provided to members, and fees earned on standby letters of credit.
Net realized and unrealized gains and losses from hedging activities were typically determined by changes in the interest rate environment and the degree of ineffectiveness of hedging relationships between the change in the fair value of derivatives and change in the fair value of the hedged assets and liabilities attributable to changes in interest rates. In 2005, the FHLBNY corrected its estimation methodology for valuing hedged advances, which resulted in a cumulative charge of $3.5 million. In June 2004, the FHLBNY had corrected the manner in which it assessed effectiveness for certain debt hedging relationships. Under the prior approach, the FHLBNY inappropriately assumed no ineffectiveness for certain hedges of debt. Under the new method, the FHLBNY began measuring effectiveness, and the cumulative impact of $9.3 million was recorded in June 30, 2004. The impact of the change in methodology was a reported gain and represented the cumulative impact for prior periods. The corrections to the estimation process for hedged bonds and advances contributed in large part to the change between aggregate hedging losses recorded for the year ended December 31, 2005, and gains recorded in 2004.
Losses from extinguishment of debt consisted principally of the recorded loss from early retirement of consolidated obligation debt. During the year ended December 31, 2005 the FHLBNY retired $359.5 million of consolidated obligation debt. Debt retired was at a cost that exceeded book value by about $14.8 million. The comparable amount of debt retired was $109.6 million December 31, 2004, at a cost that exceeded book value by $4.2 million for the year ended December 31, 2004. The bonds retired were associated with assets that had been prepaid.
Non- Interest Expense
The category Other expenses consisted of operating expenses that included administrative and overhead costs, as well as allocated expenses from the Finance Board and the Office of Finance. The Finance Board is the regulator of the FHLBanks. The Office of Finance is a joint office of the FHLBanks that is funded by the FHLBanks.
The following table sets forth the main components of Other expenses for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	For the years ended
	December 31,
	2005	2004	2003
Other expenses:
Operating	$59,067	$51,103	$47,749
Finance Board and Office of Finance	5,506	4,812	4,964
Other, net	—	—	(1,746)

Total other expenses	$64,573	$55,915	$50,967

Operating expenses for year ended December 31, 2005 rose by 15.6% compared to 7.0% increase in 2004 over 2003. The principal factor was increases in salaries and benefit expenses, primarily pension and postretirement benefit costs. The cost of implementing control and self testing procedures under Section 404 of the Sarbanes-Oxley provisions has been substantial. The legal, accounting and consulting costs with respect to the FHLBNY’s SEC registration process have also been significant. Operating expenses include the administrative and operating costs of providing advances to members, managing the investment portfolios and mortgage programs, and providing correspondent services to members.
Expenses allocated by the Office of Finance and the Finance Board to the FHLBNY totalled $5.5 million for the year ended December 31, 2005, and are comparable to expenses incurred in 2004.

Operating Expenses
The following table sets forth the major categories of Operating expenses for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Salaries and employee benefits	$39,253	$34,041	$29,813
Temporary workers	318	202	868
Occupancy	3,516	3,505	3,504
Depreciation and leasehold improvements	3,562	3,990	2,936
Computer service agreements and contractual service	3,641	3,233	2,169
Professional fees	2,572	728	1,870
Legal	800	862	1,140
Other	5,405	4,542	5,449

Total operating expenses	$59,067	$51,103	$47,749

Assessments
Each FHLBank is required to set aside a proportion of earnings to fund its Affordable Housing Program and to satisfy its Resolution Funding Corporation assessment. These are more fully described under the section “Tax Status”.
For the year ended December 31, 2005, the FHLBNY accrued $57.5 million towards its obligations to the REFCORP, compared to $40.3 million in 2004. The Affordable Housing Program accrual was $25.9 million for the year ended December 31, 2005, compared to $18.6 million in 2004. Assessments are analogous to a tax on income and the increase reflects the increase in pre-assessment income for the year ended December 31, 2005 compared to the same period in 2004.
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003
Beginning balance	$81,580	$92,541	$109,848

Additions from current year’s assessments	25,878	18,643	5,091

Net disbursements for grants and programs	(16,454)	(29,604)	(22,398)

Ending balance	$91,004	$81,580	$92,541

The FHLBNY fulfils its Affordable Housing Program obligations primarily through direct grants to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBNY sets aside for the Affordable Housing Program 10 percent of regulatory net income. Regulatory net income is defined as reported net income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for Affordable Housing Program, but after the assessment for REFCORP. The FHLBNY relieves the Affordable Housing Program liability as grants and subsidies are provided to members.

Highlights: Years ended December 31, 2004 and 2003
In 2004, the FHLBNY was successful in rebuilding retained earnings, improving profit margins, and restoring a modest dividend. Net income of $161.3 million for the year ended December 31, 2004 rebounded from 2003 net income of $45.8 million. In late 2003, the FHLBNY had sold $1.9 billion of credit-deteriorated mortgage-backed and residential asset-backed securities and realized a loss of $189.4 million from sale. No dividend was paid in January 2004 for the quarter ended December 31, 2003. This action was necessary to balance the FHLBNY’s goal of providing its stockholders an economic return on their investment in the FHLBNY’s capital stock, and the FHLBNY’s goal of re-building its retained earnings. These financial objectives were aligned to the FHLBNY’s public mission and its obligation of providing low-cost financing to its stockholders to help them meet their credit needs. As a cooperative, owned by its member-shareholders, these financial and mission related objectives remain as key drivers in the FHLBNY’s strategy.
Net interest income of $268.5 million for 2004 was down from $298.4 million in 2003. Yields from investments declined as paydowns and maturities reduced higher-yielding assets, which were replaced by lower coupon fixed rate and variable rate securities that were all triple-A rated. Average capital outstanding, a source of earnings for the FHLBNY, declined to $3.8 billion during 2004 compared to $4.1 billion in 2003. This was somewhat offset by improved margins from selective increases in advance pricing, sacrificing volume for profitability, and withdrawing those products where members could obtain more competitively priced funds for their credit needs. The FHLBNY focused on products where it could deliver funds with structures and terms that provided the most benefit to the member and improved the FHLBNY’s margins.
The balance sheet grew from $79.2 billion at December 31, 2003 to $88.4 billion at December 31, 2004, as management restored traditional leverage to capital. At the end of 2003, leverage ratios were intentionally pulled back after the large loss in the third quarter of 2003.
Advance volumes were restrained in 2004 as a result of pricing policies and the low-levels of dividends paid to members. Merger activity resulted in about $4.5 billion in maturing advances that were not replaced by one large member that was acquired in 2002 by a non-member and attained non-member status by being acquired by a member of another FHLBank. Nonetheless, advances volume grew by a significant factor compared to the latter part of 2003, and this was mostly from large members’ seeking mainly adjustable rate funds from the FHLBNY.
Interest margin from investment in mortgage- and asset-backed securities, and the return from investing funds generated from member capital have traditionally provided the FHLBNY with earnings that have been passed on to members in the form of dividends. In the aftermath of the loss from sale of securities in the third quarter of 2003, the management of the FHLBNY had placed certain restrictions on acquisition of mortgage-backed securities. No asset-backed or commercial mortgage-backed securities were allowed to be acquired under then current practice. Only variable rate securities that were triple-A rated at the time of acquisition were permitted to be added to the newly established available-for-sale portfolio, and only triple-A rated mortgage-backed securities were permitted to be added to the held-to-maturity securities portfolio. At year-end 2004, short-term investments were up compared to 2003.
Mortgage loans increased by just over $500 million, from $0.7 billion at December 31, 2003 to $1.2 billion at December 31, 2004, compared to an increase in total assets over the same period of $9.2 billion. The increase was from purchases in the Mortgage Partnership Finance program. The Community Mortgage Asset pilot program was down to $12.4 million in outstanding balances, and further acquisitions were suspended in 2001.

Balance sheet funding remained almost entirely by issuance of consolidated obligations which accounted for 94.8% of liabilities at December 31, 2004 compared to 93.9% at December 31, 2003, an indication that the FHLBNY continued to rely on the issuances of consolidated obligations for its basic funding source. The use of discount notes remained at levels seen in 2003. Usage of discount notes as a funding vehicle declined somewhat, and the relatively lower usage of discount notes reflected alternative issuance of callable debt swapped to a variable interest rate.
The FHLBNY’s capital stock increased as a result of increases in advances volume and stood at $3.7 billion at December 31, 2004, including mandatorily redeemable capital stock, compared to $3.6 billion at December 31, 2003. Throughout 2004, the FHLBNY continued to redeem, on a weekly basis, amounts of stock that were in excess of member’s minimum investment requirements. Retained earnings rose from $126.7 million at December 31, 2003 to $223.4 million at December 31, 2004, partly reflecting the increase in net income for the year and partly the FHLBNY’s policy to reduce dividends to a level that would balance its need to increase retained earnings and still maintain a competitive dividend.
Results of Operations: Years ended December 31, 2004 and 2003
Net Income for the year ended December 31, 2004 increased by $115.5 million to $161.3 million compared to $45.8 million in 2003. The 2003 results included a realized, pre-assessment loss of $189.4 million from the sale of $1.9 billion in credit-deteriorated, mortgage and asset-backed securities. To restore profitability, management put in place three primary strategies. First, increased pricing on its advance offering to members that would balance the FHLBNY’s desire for healthier spreads and maintain competitive pricing available to members for similar structures and terms. Pricing increases were implemented over time and in consultation with the FHLBNY’s Board of Directors. Second, the FHLBNY stopped offering products yielding marginal profits, or not widely utilized by members. Third, management decided to not compete on pricing for those products that it deemed would be marginally profitable. The anticipated benefits were partly being realized in 2004, while the full impact will be realized over time as outstanding advances mature and the FHLBNY books new advances at the Bank’s new pricing standards.
Beside employing asset oriented plans to increase margins, the FHLBNY had also been active in dealing with high-coupon debt originally issued to fund the mortgage-backed securities sold which remained on the balance sheet after $1.9 billion of securities had been sold in the third quarter of 2003. As interest rates in the market declined in the last quarter of 2003 and the beginning of 2004, the FHLBNY began to redeem expensive callable debt.
The FHLBNY also earned a significant portion of its income in 2004 from member capital. However, as the level of capital declined in 2004, the level of earnings declined as well. Average capital for the year 2003 was $4.3 billion, while the average capital, including mandatorily redeemable capital stock, for 2004 was $3.8 billion. Until well into the second quarter of 2004, many market yields were at their historical lows, and the combination of lower rates in the early part of 2004 and lower member capital had a negative impact on earnings.
Adoption of SFAS 150 on January 1, 2004 resulted in the reclassification of $6.5 million in dividends paid to certain non-member stockholders as interest expense. This expense includes $1.3 million in cumulative effect of a change in adopting the accounting principle and is reported in the Statement of Income for 2004.
Net income for 2004 benefited from a $9.3 million gain before assessments ($6.9 million gain net of assessments) when the FHLBNY changed its manner of assessing the effectiveness of certain hedging relationships, and a cumulative adjustment was recorded in 2004. In accordance with SFAS 133, all derivatives were recorded at fair value and the FHLBNY recognized unrealized losses or gains on derivative positions, whether or not offsetting gains or losses on the underlying assets or liabilities being hedged were permitted to be recognized. SFAS 133 introduced the potential for timing differences between income recognition from assets or liabilities and the income effect of hedge transactions intended to mitigate interest-rate risk and cash flow variability. In addition, compliance with SFAS 133 led to more volatility in reported earnings due to changes in market prices and interest rates. Net realized and unrealized gains and losses on derivatives and hedging activities were a gain of $8.3 million in 2004, a loss of $0.8 million in 2003, and a loss of $9.7 million in 2002.
Net interest income provided the basic earning power of the FHLBNY. For the year ended December 2004, the FHLBNY earned $268.5 million in net interest income — the interest income from the Bank’s interest-earning assets minus the interest cost of financing those assets. By comparison, in 2003, the FHLBNY earned $298.5 million in net interest income.
Member capital continued to be a source of funds that was invested by the FHLBNY to generate interest income with no offsetting interest expense. The FHLBNY frequently redeemed excess capital stock, which lowered average capital outstanding, in turn lowered the potential to earn interest income, but ensured the efficient deployment of capital and maximized the potential dividend.
Other Income, Other Expenses, and Assessments: 2004 and 2003
Other income for the year ended December 31, 2004 was $9.0 million. This category reported a loss of $185.1 million in 2003. Comparability between 2004 and 2003 was less meaningful because of a $189.4 million realized loss on the sale of credit-deteriorated mortgage-backed securities in the third quarter of 2003. Other income for 2004 included a $4.2 million loss on redemption of certain high-coupon consolidated obligation bonds. Income from correspondent banking services provided to members was $4.8 million. Realized and unrealized gains and losses from hedging activities were included in Other income, and except for the one-time catch up adjustment of $9.3 million discussed previously, reported numbers were fully comparable to 2003.
Other expenses for 2004 were somewhat higher than 2003 because of higher Operating expenses. The 2003 expenses were also reduced by the receipt of $1.8 million in insurance proceeds associated with the destruction of the FHLBNY’s headquarters facility on September 11, 2001. Assessments for the Affordable Housing Program (“AHP”) and the Resolution Funding Corporation (“REFCORP”) are a fixed percentage of income, and change in accordance with fluctuations in pre-assessment net income. The assessments for 2003 were reduced as a result of a realized loss of $189.4 million from sale of mortgage-backed securities.

Asset Quality — Advances and Mortgage Loans
The following table sets forth five year history of the FHLBNY’s advances and mortgage loan portfolios as of December 31, (in thousands).

	2005	2004	2003	2002	2001
Advances	$61,901,534	$68,507,487	$63,923,184	$68,926,073	$60,962,103

Mortgage loans before allowance for credit losses	$1,467,525	$1,178,590	$672,151	$435,561	$425,348

Non- performing mortgage loans	$803	$519	$115	$129	$49

Mortgage loans past due 90 days or more and still accruing interest	$1,373	$1,898	$2,732	$7,428	$8,895

The FHLBNY incurs credit risk — the risk of loss due to default- in its lending, investing, and hedging activities. It has instituted processes to help manage and mitigate this risk. Despite such processes, some amount of credit risk will always exist. Such external events as severe economic downturns, declining real estate values (both residential and non-residential), changes in monetary policy, adverse events in the capital markets, and other developments, could lead to member or counterparty defaults or impact the creditworthiness of investments. Such events could have a negative impact upon the FHLBNY’s income and financial performance.
Advances
The FHLBNY closely monitors the creditworthiness of the institutions to which it lends. The FHLBNY also closely monitors the quality and value of the assets that are pledged as collateral by its members. The FHLBNY periodically assesses the mortgage underwriting and documentation standards of its borrowing members. In addition, the FHLBNY has collateral policies and restricted lending procedures in place to manage its exposure to those members experiencing difficulty in meeting their capital requirements or other standards of creditworthiness. The FHLBNY has not experienced any losses on credit extended to any member or counterparty since its inception. The FHLBank Act affords any security interest granted to the FHLBNY by a member, or any affiliate of such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party) having the rights of a lien creditor. However, the FHLBNY’s security interest is not entitled to priority over claims and rights that (1) would be entitled to priority under applicable law, or (2) are held by a bona fide purchaser for value or by parties that are secured by actual perfected security interests.
The FHLBNY’s members are required to pledge collateral to secure advances. Eligible collateral includes (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate-related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest. Within the collateral portfolio at December 31, 2005, 85% is concentrated in mortgage loans (62% in one-to-four- family mortgages, 14% in multi-family mortgages and 9% in commercial mortgages), and 15% is concentrated in Government, Agency and other mortgage-backed securities. The FHLBNY has the right to take such steps, as it deems necessary to protect its secured position on outstanding loans, including requiring additional collateral (whether or not such additional collateral would otherwise be eligible to secure a loan). The FHLBNY also has a statutory lien under the FHLBank Act on the capital stock of its members, which serves as further collateral for members’ indebtedness to the FHLBNY. As of December 31, 2005, the FHLBNY had a collateralization rate (total FHLBNY obligations of all members as a percent of total unpaid balance of collateral pledged) of 241% on its total portfolio of outstanding member obligations. The collateralization rate varies by individual member. In all cases, sufficient collateral has been pledged to cover each member’s outstanding obligations with the FHLBNY.
The FHLBNY has established asset classification and reserve policies. All adversely classified assets of the FHLBNY will have a reserve established for probable losses. Based upon the collateral held as security and prior repayment histories, no allowance for losses on advances is currently deemed necessary by management.
The FHLBNY uses methodologies to identify and measure credit risk arising from: creditworthiness risk arising from members, counterparties, and other entities; collateral risk arising from type, quality, and lien status; and concentration risk arising from borrower, portfolio, geographic area, industry, or product type.
Creditworthiness Risk — Advances
The FHLBNY’s potential exposure to creditworthiness risk arises from the deterioration of the financial health of FHLBNY members and counterparties. The FHLBNY manages its exposure to the creditworthiness of members by monitoring their collateral and advance levels daily and by analyzing their financial health each quarter.
Collateral Risk — Advances
The FHLBNY is exposed to collateral risk when it is unable to perfect its interest in pledged collateral, or when the liquidation value of pledged collateral does not fully cover the FHLBNY’s exposure. The FHLBNY manages this risk by pricing collateral on a weekly basis, performing on-site reviews of pledged mortgage collateral from time to time and reviewing pledged portfolio concentrations on a quarterly basis. The FHLBNY requires that members pledge a specific amount of excess collateral above the par amount of their outstanding obligations. Members provide the FHLBNY with reports of pledged collateral, and the FHLBNY evaluates the eligibility and value of the pledged collateral.
The FHLBNY’s loan and collateral agreements give the FHLBNY a security interest in assets held by borrowers that is sufficient to cover their obligations to the FHLBNY. The FHLBNY may supplement this security interest by imposing additional reporting, segregation or delivery requirements on the borrower. The FHLBNY assigns specific collateral requirements to a borrower, based on a number of factors. These include, but are not limited to: (1) the borrower’s overall financial condition; (2) the degree of complexity involved in the pledging, verifying, and reporting of collateral between the borrower and the FHLBNY, especially when third-party pledges, custodians, outside service providers and pledges to other entities are involved; and (3) the type of collateral pledged.
The FHLBNY has also established maintenance levels for borrower collateral that are intended to help ensure that the FHLBNY has sufficient collateral to cover credit extensions and reasonable expenses arising from potential collateral liquidation and other unknown factors. Collateral maintenance levels are designated by collateral type and are periodically adjusted to reflect current market and business conditions. Maintenance levels for individual borrowers may also be adjusted, based on the overall financial condition of the borrower or another, third-party entity involved in the collateral relationship with the FHLBNY. Borrowers are required to maintain an amount of eligible collateral with fair market value at least equal to the borrower’s current collateral maintenance level.
Drawing on current industry standards, the FHLBNY establishes collateral valuation methodologies for each collateral type and calculates the fair market value of the pledged collateral to determine whether a borrower has satisfied its collateral maintenance requirement. The FHLBNY adjusts fair market values on a weekly basis.

The FHLBNY makes additional market value adjustments to a borrower’s pledged mortgage collateral, based on the results of an on-site review. This review involves a qualitative assessment of risk factors that includes an examination of legal documentation, credit underwriting and loan-servicing practices on mortgage collateral. The FHLBNY has developed the on-site review process to more accurately value each borrower’s pledged mortgage portfolio based on current secondary-market standards. The results of the review may lead to adjustments in the estimated fair market value of pledged collateral. The FHLBNY may also make additional market value adjustments to a borrower’s pledged mortgage collateral based on the quality and accuracy of the automated data provided to the FHLBNY.
Collateral Coverage of Advances
All member obligations with the FHLBNY must be fully collateralized throughout their entire term. The market value of collateral pledged to cover the $61.7 billion par value in outstanding advances as of December 31, 2005 totalled $148.1 billion, consisting of $131.4 billion in market value of eligible mortgages and $16.7 billion in market value of eligible securities, including cash collateral.
The level of over-collateralization is on an aggregate basis and may not necessarily be indicative of similar level of over-collateralization on an individual transaction basis. At a minimum, each member pledged sufficient collateral to adequately secure the member’s outstanding obligation with the FHLBNY. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs.
As of December 31, 2005, other outstanding member obligations totalling $248.3 million were collateralized by an additional $1.2 billion of pledged collateral. The pledged collateral comprised of $1.1 billion in mortgage loans and $83.8 million in securities and cash collateral. The outstanding member obligations consisted of $238.3 million of standby letters of credit $0.075 million of collateralized value of outstanding derivatives, and $10.0 million representing the members’ credit enhancement guarantee amount (“MPFCE”) on loans sold to the FHLBNY through the Mortgage Partnership Finance program. The FHLBNY’s underwriting and collateral requirements for securing Letters of Credit are the same as its requirements for securing advances.
The total of collateral pledged to the FHLBNY includes excess collateral pledged above the FHLBNY’s minimum collateral requirements. These minimum requirements range from 103% to 125% of outstanding advances, based on the collateral type. It is not uncommon for members to maintain excess collateral positions with the FHLBNY for future liquidity needs. Based on several factors (e.g.; advance type, collateral type or member financial condition) members are required to comply with specified collateral requirements, including but not limited to, a detailed listing of pledged mortgage collateral and/or delivery of pledged collateral to FHLBNY or its designated collateral custodian(s). For example, all pledged securities collateral must be delivered to the FHLBNY’s nominee name at Citibank, N.A., its securities safekeeping custodian. Mortgage collateral that is required to be in the FHLBNY’s possession is typically delivered to the FHLBNY’s Jersey City, NJ facility. However, in certain instances, delivery to an FHLBNY approved custodian may be allowed.
As of December 31, 2005, of the $149.3 billion in pledged collateral securing all outstanding member obligations, $22.9 billion was in the FHLBNY’s physical possession or that of its safekeeping agent(s); $126.4 billion was specifically listed; and $0.05 billion was permitted by the FHLBNY to be physically retained by the borrowing member without detailed reporting required.

Credit Risk and Concentration Risk — Advances
While the FHLBNY has never experienced a credit loss on an advance, the expanded eligible collateral for Community Financial Institutions and non-member housing associates permitted, but not required, by the Finance Board provides the potential for additional credit risk for the FHLBNY. It is the FHLBNY’s current policy to not accept “expanded” eligible collateral from Community Financial Institutions. The management of the FHLBNY has the policies and procedures in place to appropriately manage credit risk. associated with the advance business. In extending credit to a member, the FHLBNY adheres to specific credit policy limits approved by its Board of Directors. The FHLBNY has not established limits for the concentrations of specific types of advances, but management reports the activity in advances to the Board each month. Each quarter, management reports the concentrations of convertible advances made to individual members. There were no past due advances and all advances were current at December 31, 2005 and 2004. Management does not anticipate any credit losses, and accordingly, the FHLBNY has not provided an allowance for credit losses on advances.
The FHLBNY’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2005, the FHLBNY had advances of $103.7 million to Washington Mutual Bank, FA, a member of the FHLBank of San Francisco, representing 0.2% of total advances outstanding. These advances were acquired by Washington Mutual Bank, FA as a result of its acquisition of The Dime Savings Bank of New York, FSB. The FHLBNY also had advances of $23.5 billion outstanding to five member institutions, representing 38.1% of total advances outstanding at December 31, 2005. The FHLBNY held sufficient collateral to cover the advances to these institutions, and the FHLBNY does not expect to incur any credit losses.
Top Five Advance Holders
The following table summarizes the top five advance holders as of December 31, 2005 and 2004 (in thousands).

			December 31, 2005
			Par	Percent of Total
	City	State	Advances	Par Advances
New York Community Bank *	Westbury	NY	$6,476,364	10.5%
HSBC Bank USA, National Association	Wilmington	DE	5,008,817	8.1%
Hudson City Savings Bank *	Paramus	NJ	4,300,000	7.0%
North Fork Bank	Mattituck	NY	4,075,015	6.6%
Manufacturers and Traders T rust Company	Buffalo	NY	3,653,730	5.9%

			$23,513,926	38.1%

			December 31, 2004
			Par	Percent of Total
	City	State	Advances	Par Advances
GreenPoint Bank	New York	NY	$5,125,015	7.6%
HSBC Bank USA	Buffalo	NY	5,011,786	7.5%
New York Comm unity Bank	Westbury	NY	4,644,290	6.9%
Independence Community Bank *	New York	NY	3,958,000	5.9%
Manufacturers and Traders Trust Company *	Buffalo	NY	3,529,333	5.2%

			$22,268,424	33.1%

*	Officer of member bank also served on the Board of Directors of the FHLBNY

Mortgage Loans
The following table summarizes Mortgage Partnership Finance Loans by loss layer structure product types (in thousands):

	December 31, 2005	December 31, 2004	December 31, 2003
Original MPF	$129,482	$113,155	$74,940
MPF 100	48,360	46,617	40,158
MPF 125	462,796	455,477	382,783
MPF 125 Plus	795,087	522,375	98,597
Other	14,302	20,631	38,818

	$1,450,027	$1,158,255	$635,296

Original MPF – The first layer of losses are applied to the First Loss Account provided by the Bank. The member then provides a credit enhancement up to “AA” rating equivalent. Credit losses beyond the first two layers, though a remote possibility, would be absorbed by the FHLBNY.
MPF 100 – The first layer of losses are applied to the First Loss Account provided by the Bank. Losses incurred in the First Loss Account are deducted from credit enhancement fees payable to the member after the third year. The member then provides a credit enhancement up to “AA” rating equivalent less the amount placed in the FLA. Credit losses beyond the first two layers, though a remote possibility, would be absorbed by the FHLBNY.
MPF 125 – The first layer of losses is applied to the First Loss Account provided by the Bank. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. The member then provides a credit enhancement up to “AA” rating equivalent less the amount placed in the FLA. Credit losses beyond the first two layers, though a remote possibility, would be absorbed by the Bank.
MPF Plus – The first layer of losses are applied to the First Loss Account in an amount equal to a specified percentage of loans in the pool as of the sale date. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. The member acquires an additional Credit Enhancement (“CE”) coverage through a supplemental mortgage insurance policy (“SMI”) to cover second-layer losses that exceed the deductible (“FLA”) of the Supplemental Mortgage Insurance policy. Losses not covered by the First Loss Account or Supplemental Mortgage Insurance coverage will be paid by the member’s Credit Enhancement obligation up to “AA” rating equivalent. Losses that exceeded the Credit Enhancement obligation, though a remote possibility, would be absorbed by the Bank .
Federal Housing Administration/Veteran Administration Insured Loans – The Participating Financial Institution provides and maintains (FHA/VA) insurance for FHA/VA mortgage loans; the Participating Financial Institution is responsible for compliance with all FHA/VA requirements and for obtaining the benefit of the FHA/VA insurance or the insurance with respect to defaulted mortgage loans.

Collateral types and general description of the primary mortgage loans are as follows:
•	Mortgage Partnership Finance single-family fully amortizing residential loans comprise of “Fixed 15” years or less, greater than 15 years but less than or equal to 20 years and greater than 20 years but less than or equal to 30 years maturity. Property types consist of 1-4 family attached, detached, and planned unit developments, condominiums, and non-mobile manufactured housing properties.

•	Multi-family portfolio consists of “Ten-year balloon” notes collateralized by multi-family units from 5 to 1000 units in the metropolitan area of New York. These participations were purchased under Community Mortgage Asset program, which has been suspended indefinitely and the portfolio is running off. Loans were underwritten to debt service coverage not to be less than 125% and loan to value not to exceed 75%.

•	The non-residential loan is a community development syndication loan with four banks participating. Citicorp, Carver Federal, Chase Manhattan Development Corp and the FHLBNY. The FHLBNY’s prorated share is 40%. The property is collateralized by a retail building of approximately 50,000 square feet occupied by a grocery store as the single tenant.
Limitations on the Mortgage Partnership Finance portfolio are the loan lending limits established by Office of Federal Housing Enterprise Oversight.
Participating Financial Institutions may use whichever underwriting system they choose. While Mortgage Partnership Finance loans generally conform to criteria for sale such as used by Freddie Mac and Fannie Mae, in addition, each loan is created or sold only if the lender is willing to share in the management of that loan’s credit risk. Participating Financial Institutions contact the Federal Home Loan Bank of Chicago, the MPF provider, to credit enhance and sell loans into the Mortgage Partnership Finance program. The credit enhancement software used by the Mortgage Partnership Finance provider for Mortgage Partnership Finance analyzes the risk characteristics of each loan and determines the amount of credit enhancement required, but the decision whether to deliver the loan into the Mortgage Partnership Finance Program is made solely by the Participating Financial Institution.
Most Participating Financial Institutions service loans on an actual/actual form of remittance. That remittance requires the Participating Financial Institution to remit whatever amounts it collects. Participating Financial Institutions participating in the Mortgage Partnership Finance Plus and Mortgage Partnership Finance for FHA/VA products must service loans on a scheduled/scheduled form of remittance. That remittance requires the Participating Financial Institution to remit each month whatever scheduled interest and scheduled principal payments are due, whether the amounts are collected. The Participating Financial Institution must remit scheduled interest and scheduled principal whether or not mortgage payments are received.

Mortgage loans – Past due
In the FHLBNY’s outstanding mortgage loans held-for-portfolio, non-performing loans and loans 90 days or more past due and accruing interest were as follows (in thousands):

	December 31, 2005	December 31, 2004
Mortgage loan s held-for-portfolio, net of provisions for credit losses	$1,466,943	$1,178,083

Non-performing mortgage loans held-for-portfolio	$803	$519

Mortgage loan s held for-portfolio past due 90 days or more and still accruing interest	$1,373	$1,898

Mortgage loans – Non-performing
The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	For the	For the
	year ended	year ended
	December 31, 2005	December 31, 2004
Interest contractually due during the period	$14	$10
Interest actually received during the period	—	—

Shortfall	$14	$10

Non-performing mortgage loans represent conventional mortgage loans that are placed on non-accrual/non-performing status when the collection of the contractual principal or interest from the borrower is 90 days or more past due. FHLBNY considers loans that are 90 days or more past due, excluding Federal Housing Administration (FHA) and Veteran Administration (VA) insured loans, as non-accrual. FHA and VA insured loans aggregating $1.3 million, $1.9 million and $2.7 million were past due 90 days or more at December 31, 2005, 2004 and 2003, respectively with interest still being accrued because of VA and FHA insurance. No loans were impaired at December 31, 2005, 2004 and 2003 other than the non-accrual loans.
Mortgage Loans — Allowance for Credit Losses
Roll-forward information with respect to allowances for credit losses are summarized below in thousands):

		For the years ended
		December 31,
	2005	2004	2003
Balance, beginning of period	$507	$507	$428

Charge offs	—	—	—
Recoveries	—	—	—

Net charge- off	—	—	—
Provision for credit losses	75	—	79

Balance, end of period	$582	$507	$507

The First Loss Account memorializes the first tier of credit exposure of the FHLBNY. It is not an indication of inherent losses in the loan portfolio, and is not a loan loss reserve. The FHLBNY is responsible for losses up to this “first loss level”. Losses beyond this layer are absorbed through credit enhancement provided by the member participating in the Mortgage Partnership Finance Program (“MPF”). All residual credit exposure is FHLBNY’s responsibility. During the year ended December 31, 2003, one conventional loan was foreclosed and the PFI took possession to the property and sold the property. As a result of the foreclosure, the FHLBNY incurred a loss of $3 thousand which represented the amount of residual loss for which the FHLBNY was responsible under the “first loss layer”. Under the terms of the MPF 125 product type, the FHLBNY exercised its right to offset the $3 thousand loss incurred in the “first loss layer” from subsequent credit enhancement fees paid to the Participating Financial Institution (“PFI”). In the foreclosure, the FHLBNY assumed the borrower lost the equity in the property, and the Bank based this on the knowledge that the borrower had a down-payment on the property in the amount of $40 thousand, which was lost upon foreclosure. There was no primary mortgage insurance required on this loan. Since inception of the program, in 1999, there were four other loans that foreclosed. The FHLBNY had a 1% interest in one loan and a 75% interest in three other loans and incurred no losses.
In limited circumstances, the FHLBNY may require the PFI to repurchase loans. When a PFI fails to comply with the requirements of the PFI Agreement, MPF Guides, applicable law or terms of mortgage documents, the PFI may be required to repurchase the MPF Loans which are impacted by such failure. Reasons for which a PFI could be required to repurchase an MPF Loan may include but are not limited to MPF Loan in-eligibility, failure to perfect collateral with an approved custodian, a servicing breach, fraud, or other misrepresentation.
For FHA and VA insured MPF Loans, in the four years ended December 31, 2005, 2004, 2003 and 2002, the PFIs repurchased were 0, 0, 0, 36 loans for a total of $0, $0, $2 million and $3.4 million for the years 2005, 2004, 2003 and 2002 respectively. These repurchases may have been permissive repurchases allowed under the MPF Guides or for the same reasons as described above for conventional MPF Loans. The Bank has not experienced any losses related to the repurchase of FHA and VA insured MPF Loans.
For conventional MPF Loans, in the years ended December 31, 2005, 2004 and 2003, the PFIs were required to repurchase 8, 7 and 8 loans for a total of $1.1 million, $0.8 million and $1.1 million, respectively. The FHLBNY has not experienced any losses related to these conventional MPF Loan repurchases.
Credit Risk from Mortgage Loans held-for-portfolio
Through the Mortgage Partnership Finance program, the FHLBNY invests in home mortgage loans originated by or through members or approved state and local housing finance agencies (“housing associates”). The FHLBNY purchases these mortgages loans under the Finance Board’s Acquired Member Assets (“AMA”) regulation. These assets may include whole loans eligible to secure advances (excluding mortgages above the conforming-loan limit); whole loans secured by manufactured housing; or bonds issued by housing associates.
In the Mortgage Partnership Finance program, the FHLBNY purchases conventional mortgage loans from its participating members, herein after referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans purchased aggregate about 1.2% and 1.8% of the remaining outstanding mortgage loans held- for- portfolio at December 31, 2005 and December 31, 2004.
The FHLBNY bases its provision for credit losses on its estimate of probable credit losses inherent in the Mortgage Partnership Finance portfolio as of the balance sheet date. The estimates are based on a variety of factors, including performance history and analysis of industry standards for similar mortgage portfolios. Credit risks take into account the private mortgage insurance, and other credit enhancement features that accompany the Mortgage Partnership Finance loans (but not the “First Loss Account”) to provide credit assurance to the FHLBNY.
Participating Financial Institutions Risk
The members or housing associates that are approved as Participating Financial Institutions (“PFI”) continue to bear a significant portion of the credit risk through credit enhancements that they provide to the FHLBNY. The Acquired Member Assets regulation requires that these credit enhancements be sufficient to protect the FHLBNY from excess credit risk exposure. Specifically, the FHLBNY exposure must be no greater than it would be with an asset rated in the fourth-highest credit rating category by a Nationally Recognized Statistical Rating Organization, or such higher rating category as the FHLBNY may require. The Mortgage Partnership Finance program is constructed to provide the Bank with assets that are credit-enhanced to the second-highest credit rating category (double-A).
The top five plus all other Participating Financial Institutions and the outstanding Mortgage Partnership Finance loans balances at December 31, 2005 and 2004 are listed below (dollar amounts in thousands):

	December 31, 2005
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Manufacturers and Traders Trust Company	$797,581	55.00%
Astoria Federal Savings and Loan Association	272,291	18.78%
Elmira Savings and Loan. F.A.	112,831	7.78%
Ocean First Bank	45,324	3.13%
The Lyons National Bank	35,534	2.45%
All Others	186,466	12.86%

Total	$1,450,027	100.00%

	December 31, 2004
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Manufacturers and Traders Trust Company	$525,619	45.38%
Astoria Federal Savings and Loan Association	272,979	23.57%
Elmira Savings and Loan. F.A.	115,779	10.00%
Ocean First Bank	31,220	2.70%
The Lyons National Bank	26,049	2.25%
All Others	186,609	16.10%

Total	$1,158,255	100.00%

Potential Credit Losses — Mortgage Loans
The par value of mortgage loans held- for- portfolio outstanding as of December 31, 2005, 2004 and 2003 were comprised of Federal Housing Administration and Veteran Administration insured loans totaling $14.3 million, $20.7 million and $38.9 million, respectively and conventional and other loans totaling $1.4 billion, $1.2 billion and $0.6 billion, respectively. The FHLBNY and the Participating Financial Institution share the credit risks of the uninsured Mortgage Partnership Finance loans by structuring potential credit losses into layers. Collectibility of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance (“PMI”) required for Mortgage Partnership Finance loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. Credit losses are first absorbed by FHLBNY up to the level of the First Loss Account (“FLA”), for which the maximum exposure is estimated to be $11.3 million, $9.3 million and $5.6 million at December 31, 2005, 2004 and 2003. The FHLBNY is entitled to recover any “first losses” incurred from the member up to the amount of credit enhancement fees paid by the FHLBNY to the member. The member is responsible for the second loss layer, estimated to be $8.3 million, $8.0 million and $5.4 million at December 31, 2005, 2004 and 2003. The FHLBNY is again responsible for any residual losses.
The following table provides roll-forward information with respect to the First Loss Account (whole dollars).

	First Loss Memo Account
	For the years
	ended December 31,
	2005	2004	2003
Beginning of year balance	$9,335,540	$5,607,000	$3,367,000
Additions	1,982,718	3,728,540	2,240,000
Charge-offs	—	—	—
Recoveries			—

End of year balance	$11,318,258	$9,335,540	$5,607,000

The aggregate amount of First Loss Account is memorialized and tracked but is neither recorded nor reported as a credit loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the Participating Financial Institution. The credit enhancement held by Participating Financial Institutions ensures that the lender retains a credit stake in the loans it originates. For managing this risk, Participating Financial Institutions receive monthly “credit enhancement fees” from the FHLBNY.
Credit Enhancement — Mortgage Loans
The amount of the credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement becomes an obligation of the Participating Financial Institution. For taking on the credit enhancement obligation, the Participating Financial Institution receives a credit enhancement fee that is paid by the FHLBNY. For certain Mortgage Partnership Finance products, the credit enhancement fee is accrued and paid each month. For other Mortgage Partnership Finance products, the credit enhancement fee is accrued monthly and is paid monthly after the FHLBNY has accrued 12 months of credit enhancement fees. Credit enhancement fees paid for the year ended December 31, 2005 and 2004 were $1.5 million and $0.9 million. The FHLBNY has not incurred any losses in any periods reported and accordingly no recoveries from credit enhancement fees paid were necessary other than an inconsequential amount in 2003.
The portion of the credit enhancement that is an obligation of the Participating Financial Institution must be fully secured with pledged collateral. A portion of the credit enhancement may also be covered by insurance, subject to limitations specified in the Acquired Member Assets regulation. Each member or housing associate that participates in the Mortgage Partnership Finance program must meet financial performance criteria established by the FHLBNY. In addition, each approved participant must have a financial review performed by the FHLBNY on an annual basis.
The second layer is that amount of credit obligation that the Participating Financial Institution has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the Participating Financial Institution for taking on this obligation. The FHLBNY assumes all residual risk.

As of December 31, 2005 and 2004, the FHLBNY held Mortgage Partnership Finance loans secured by real estate in 47 states and 46 states. At December 31, 2005, there was a concentration of loans (72.1% by numbers of loans, and 70.7% by amounts outstanding) in New York State, which was to be expected since the largest two Participating Financial Institutions are located in New York. At December 31, 2004, there was a concentration of loans (71.9% by numbers of loans, and 72.7% by amounts outstanding) in New York State, which was to be expected since the largest two Participating Financial Institutions are located in New York. There is nothing in the New York State financial outlook that indicates that this concentration presents an undue risk.
The FHLBNY also holds participation interests in residential and community development mortgage loans through its pilot Community Mortgage Asset (“CMA”) program. Acquisitions of participations under the Community Mortgage Asset program were suspended indefinitely in November 2001. Participation interests in Community Mortgage Asset loans are reviewed at least annually.
Allowance for credit losses
Management performs periodic reviews of its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. Mortgage loans, that are classified either under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due, are separated from the aggregate pool, and evaluated separately for impairment.
If adversely classified, or on non-accrual status, reserves for mortgage loans, except Federal Housing Administration and Veterans Administration insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses greater than $1,000 are fully reserved. Federal Housing Administration and Veterans Administration insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicer defaulting on their obligations. Federal Housing Administration and Veterans Administration mortgage loans, if adversely classified will have reserves established only in the event of a default of a Participating Financial Institution. Reserves are based on the estimated costs to recover any uninsured portion of the Mortgage Partnership Finance loan.
Management of the FHLBNY identifies inherent losses through analysis of the conventional loans (not Federal Housing Administration and Veterans Administration insured loans) that are not classified or past due. In the absence of historical loss data, the practice is to look at loss histories of pools of loans, at other financial institutions, with similar characteristics to determine a reasonable basis for loan loss allowance. Management continues to evaluate this practice for appropriateness.
The FHLBNY also holds participation interest in residential and community development mortgage loans through its pilot Community Mortgage Asset (“CMA”) program. Acquisition of participations under the Community Mortgage Asset program was suspended indefinitely in November 2001, and the outstanding balance was down to $9.7 million at December 31, 2005 from $12.4 million at December 31, 2004. If adversely classified, Community Mortgage Asset loans will have additional reserves established based on the shortfall of the underlying estimated liquidation value of collateral to cover the remaining balance of the Community Mortgage Asset loan. Reserve values are calculated by subtracting the estimated liquidation value of the collateral (after sale value) from the current remaining balance of the Community Mortgage Asset Loan.

Commitments and Contingencies
The FHLBNY is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks, and is discussed in detail in the next section. The FHLBNY is also a party to financial instruments with off-balance sheet risk in the normal course of its business in order to meet the financial needs of members and in connection with the Bank’s overall interest risk management strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are either not recorded in the financial statements or are recorded in amounts that differ from notional amounts. Such instruments primarily include lending commitments and derivative instruments.
Lending commitments include commitments to purchase and originate loans and commitments to fund unused lines of credit. Commitments to extend credits are generally conditional that typically have fixed expiration dates. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The FHLBNY evaluates creditworthiness on a case-by-case basis. Unused lines of credit to members totalled $20.8 billion at December 31, 2005.
Additionally, in connection with the Mortgage Partnership Program activities, the FHLBNY has commitments to purchase loans and with the MPF 100 program to originate loans. Commitments to purchase loans are considered derivative instruments and represent obligations on a mandatory delivery basis. Outstanding delivery commitments totalled $0.7 million at December 31, 2005, and the fair value of the outstanding mandatory delivery commitment at December 31, 2005 was $1 thousand.
In addition to the contractual obligations discussed above, the FHLBNY has contingent liabilities related to standby letters of credit. Standby letters of credit are conditional commitments issued by the FHLBNY to guarantee the performance of a member to a third party. The guarantees are for terms up to 15 years at December 31, 2005, and are fully collateralized. For each guarantee issued, if the member defaults on a payment to the third party, the FHLBNY would have to perform under the guarantee. Outstanding letters of credit totalled $238.3 million at December 31, 2005.
Off-balance sheet arrangements with respect to derivatives are discussed in detail in Note 19 to the FHLBNY’s audited Financial Statements.

The following table summarizes contractual obligations and other commitments as of December 31, 2005 (in thousands).

	Payments due or expiration terms by period
		> 1 year	> 3 years
	<= 1 year	<= 3 years	<= 5 years	> 5 years	Total
Contractual Obligations
Consolidated obligations-bonds at par	$21,715,080	$26,898,355	$4,940,800	$3,564,200	$57,118,435
Mandatorily redeemable capital stock	109	7,904	10,034	40	18,087
Premise and equipment (rental and lease obligations)	2,770	5,610	4,346	15,397	28,123

Total contractual obligations	21,717,959	26,911,869	4,955,180	3,579,637	57,164,645

Other commitments
Standby letters of credit	180,253	40,694	5,605	11,699	238,251
Unused lines of credit and other commitments	20,788,694	—	—	—	20,788,694
Consolidated obligation bonds traded not settled	141,000	—	—	—	141,000
Open delivery commitments	657	—	—	—	657

Total other commitments	21,110,604	40,694	5,605	11,699	21,168,602

Total contractual obligations and commitments	$42,828,563	$26,952,563	$4,960,785	$3,591,336	$78,333,247

Consolidated obligations – Joint and several liability
Although the FHLBNY is primarily liable for those consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock from, any member or non-member stockholder until the Finance Board approves the FHLBNY’s consolidated obligation payment plan or another remedy, and until the FHLBNY pays all the interest and principal currently due under all its consolidated obligations. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $937.4 billion, $869.2 billion and $759.5 billion at December 31, 2005, 2004 and 2003 respectively.
The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Board determines that the non-complying FHLBank is unable to make the payment, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks in proportion to each FHLBank’s participation in all consolidated obligations outstanding or on any other basis determined by the Finance Board. As discussed more fully in Note 21, Notes to audited Financial Statements, the FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other” (“FIN 45”), FIN 45 would have required FHLBNY to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, and meets the scope exceptions in FIN 45. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2005, or December 31, 2004.

The FHLBNY is jointly and severally liable for debt issued by other FHLBanks, the FHLBNY has not identified consolidated obligations outstanding by primary obligor. The FHLBNY does not believe that the identification of particular banks as the primary obligors on these consolidated obligations is relevant, because all FHLBanks are jointly and severally obligated to pay all consolidated obligations. The identity of the primary obligor does not affect our investment decisions. The FHLBNY’s ownership of consolidated obligations in which other FHLBanks are primary obligors does not affect the FHLBNY’s “guarantee” on consolidated obligations, as there is no automatic legal right of offset. Even if the FHLBNY were to claim an “offset,” the FHLBNY would still be jointly and severally obligated for any debt service shortfall caused by the FHLBanks’ failure to pay.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management. Market risk, or interest rate risk, is the risk of loss in market value or future earnings that may result from changes in interest rates or market volatility. The FHLBNY’s tolerances for market risk are defined by the Risk Management Policy approved by its Board of Directors. The Risk Management Policy requires that the Bank maintain its duration, or interest rate sensitivity, of equity within a range of +/- five years. The FHLBNY uses option adjusted duration measurements to detail the sensitivity of equity market value and includes all financial instruments, including hedges. The policy also requires that, in simulated environments where market interest rates are increased or decreased by 200 basis points relative to current market rates, the FHLBNY’s duration of equity must remain within a range of +7 years to –6.5 years at December 31, 2004, and at +7 years to -7 years at December 31, 2005. In December 2004, short-term rates were lower and the maximum down shock in interest rates was limited to less than 200 basis points, so the limits were narrowed to account for the lower down shock of 150 basis points. Management actively monitors and evaluates the effects of interest rate and market risk on earnings and on the market value of equity. The shock levels are chosen in accordance with internal policy and with regulatory requirements to estimate the effects of significant interest rate changes on the FHLBNY’s market value.
The key elements of the FHLBNY’s strategy for interest rate risk management include (1) matching the cash flow patterns of assets and liabilities through time and under different interest rate scenarios; and (2) actively measuring and managing the balance sheet’s exposure to changes in interest rate levels (and associated spreads) and market volatilities.
Over the one-year period from December 31, 2004 to December 31, 2005, duration of equity fell from 1.50 years to 0.98 years, indicating lower sensitivity to changes in interest rates and that the Bank’s risk level is within the limits of +5 years to –5 years. The fall in duration was primarily due to two things: the decision of management in December 2005 to issue long-term debt to mitigate the interest rate risk inherent in this rate environment and the flattening of the yield curve (the short-end rose by almost 200 basis points while the long-end decreased by 15 basis points over the one-year period.) As of December 31, 2005, the cumulative one-year gap between assets and liabilities was $2.5 billion, down $617 million from December 2004.
During the period December 31, 2004 to December 31, 2005, the FHLBNY’s market risk profile changed as summarized in Duration of Equity tables in subsequent sections of “Market Risk Management. They illustrate that the FHLBNY has remained within its policy and regulatory requirements during the year.
The FHLBNY’s funding consists of a combination of short and long-term debt instruments which do not necessarily have matching interest rate sensitivities with the FHLBNY’s investments. To more closely match the sensitivity, the FHLBNY uses derivative instruments to adjust the effective maturities, repricing frequencies, or option characteristics of the debt in a way that is consistent with the overall risk management objectives of match funding.
The FHLBNY typically enters into interest rate swaps, swaptions and cap and floor agreements (collectively referred to as derivatives). The FHLBNY uses such derivatives in three ways: (1) as fair value or cash flow hedges of an underlying financial instrument or a forecasted transaction; (2) as economic hedges to offset derivative positions (e.g., caps) sold to members; and (3) as tools of asset/liability management. In the context of its asset/liability management strategy, the FHLBNY uses derivatives to adjust the interest rate sensitivity of consolidated obligations to more closely approximate the interest rate sensitivity of assets. For instance, the FHLBNY may use a swap to effectively convert a fixed-rate consolidated obligation into a floating-rate obligation with repricing characteristics close to those of the investment being funded.

More information with respect to derivatives and hedging activities is available in note 19 to audited financial statements.
Because a significant portion (about 11.8%) of the FHLBNY’s balance sheet as of December 31, 2005 consists of mortgage-backed securities and other mortgage-related assets, the FHLBNY is exposed to mortgage prepayment risk. The FHLBNY is exposed to a degree of interest rate risk because the cash flows of the mortgage assets and the liabilities that fund them are not perfectly matched through time and across all possible interest rate scenarios. The cash flows from mortgage assets are highly sensitive to changes in interest rates because of the borrowers’ prepayment option. As interest rates decrease, borrowers are more likely to refinance fixed-rate mortgages, resulting in increased prepayments and mortgage cash flows that are received earlier than would otherwise occur. Replacing the higher-rate loans that are prepaid with lower-rate loans has the potential to reduce the FHLBNY’s interest spread unless the Bank can also reduce its debt cost. Conversely, an increase in interest rates may result in slower prepayments and mortgage cash flows being received later than would otherwise occur. In this case, the FHLBNY runs the risk that the debt may re-price faster than the mortgage assets and at a higher cost. This could also reduce the interest spread.
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
Even if the assets and liabilities were equally sensitive on a per-dollar basis, the market value of equity (“MVE”) — the difference between the market value of assets and the market value of liabilities—would still be sensitive to changes in interest rates. The reason is that the market value of equity essentially measures the part of the balance sheet that is not funded by debt. It follows that, unless the duration of liabilities exceeds the duration of assets (to make up for the fact that the value of liabilities falls short of the value of assets), the value of equity can never be fully immunized against any arbitrary interest rate shock. The smaller the duration gap, the less sensitive the market value of equity is to changes in interest rates.
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
During the one year period ended December 31, 2005, there were no substantive changes to the Bank’s modelling processes. During the December 2003 to December 2004 period, FHLBNY instituted several changes in the modelling for calculating interest rate risk. First, the Bank changed the modelling of mortgage-backed securities to its internal risk modelling system instead of receiving risk measures from external sources. Second, FHLBNY no longer includes accrued interest in the duration calculations. Third, FHLBNY now excludes lease costs from the duration measure.
Net Interest Income at Risk. During the one year period, there were no substantive changes to the FHLBNY’s modelling processes. As of December 31, 2005, the FHLBNY’s one-year net interest income from spread at risk measures were 4.29% and –2.93% compared to 5.72% and -14.17% on December 31, 2004 under the 200 basis-point up and down shocks. The December 2004 values in the down shock were actually based upon a –150 basis-point shock from the shock to prevent negative interest rates from the shock in the low interest rate environment.
The corresponding values at the end of 2003 were 7.32% and -3.17% and in 2002 were 4.32% and –5.24% under and up and down 200 basis-point shocks. These figures are calculated from the perspective of an ongoing business and are, therefore, based on certain assumptions regarding the probable evolution of the FHLBNY’s main line of business, advances, and its cost of funds. The FHLBNY’s limit on net interest income from spread at risk is –15%. The Bank was, therefore, within its limit for net interest income sensitivity at the end of 2005 and 2004. During 2004, the FHLBNY changed its net interest income estimation process from a labor-intensive approach to one that utilizes its pricing/duration software. The FHLBNY monitors its repricing gaps primarily to limit the variability of net interest income.

Sensitivity of Duration of Equity
     The following table summarizes the sensitivity of the duration of equity as of December 31, 2005, 2004, and 2003 (in years):

Duration of Equity (in years)	December 31, 2005	December 31, 2004	December 31, 2003
Base	0.98	1.50	2.18
Up-Base	1.73	3.46	2.99
Down-Base	-1.77	-1.43	1.83

Duration Gap (in months)	0.24	0.50	0.86
The following tables track the behavior of the FHLBNY’s duration of equity at the end of the following months.

	2005 Duration Measures
	(as of month-end, in years)
	Assets	Liabilities	Gap	Equity
January	0.67	0.64	0.03	1.20
February	0.71	0.64	0.07	2.17
March	0.74	0.66	0.08	2.34
April	0.68	0.64	0.05	1.63
May	0.64	0.62	0.01	0.88
June	0.62	0.61	0.01	0.82
July	0.65	0.61	0.04	1.46
August	0.63	0.62	0.01	0.79
September	0.65	0.60	0.05	1.60
October	0.68	0.60	0.08	2.12
November	0.65	0.58	0.07	2.02
December	0.59	0.57	0.02	0.98

Note: Numbers may not add due to rounding.

	2004 Duration Measures
	(as of month-end, in years)
	Duration of	Duration	Duration	Duration of
	Assets	Liabilities	Gap	Equity
January	0.75	0.66	0.09	2.46
February	0.71	0.64	0.07	2.12
March	0.73	0.69	0.04	1.57
April	0.81	0.71	0.10	2.66
May	0.82	0.69	0.13	3.36
June	0.85	0.72	0.13	3.25
July	0.82	0.70	0.12	3.11
August	0.77	0.68	0.09	2.46
September	0.76	0.68	0.08	2.41
October	0.71	0.65	0.06	1.89
November	0.71	0.63	0.08	2.28
December	0.69	0.65	0.04	1.50

Note: Numbers may not add due to rounding.

	2003 Duration Measures
	(as of month-end, in years)
	Duration of	Duration	Duration	Duration of
	Assets	Liabilities	Gap	Equity
January	0.76	0.71	0.05	1.80
February	0.73	0.71	0.03	1.25
March	0.73	0.69	0.04	1.48
April	0.71	0.67	0.03	1.38
May	0.67	0.63	0.04	1.49
June	0.71	0.65	0.06	1.86
July	0.74	0.64	0.10	2.99
August	0.79	0.68	0.12	3.12
September	0.74	0.75	(0.01)	0.56
October	0.74	0.71	0.03	1.34
November	0.80	0.71	0.08	2.38
December	0.80	0.73	0.07	2.18

Note: Numbers may not add due to rounding.
     The following table displays the FHLBNY’s maturity/repricing gaps as of December 31, 2005 (in millions).

	Interest Rate Sensitivity Period-December 31, 2005
		More than	More than	More than
	6 Months or	6 Months to	1 Year to	3 Years to	More than
	Less	1 Year	3 Years	5 Years	5 Years
Interest-earning assets:
Non-MBS Investments	$12,121	$377	$410	$320	$855
MBS Investments	1,157	603	3,202	1,627	1,985
Adjustable-rate loans and advances	13,545	—	—	—	—
Fixed-rate loans and advances	10,411	2,356	10,888	9,233	15,260
Swaps hedging advances	30,781	(769)	(6,701)	(8,281)	(15,030)

Net fixed-rate loans and advances	41,192	1,587	4,187	952	230
Interbank loans	—	—	—	—	—

Total interest-earning assets	68,015	2,568	7,799	2,899	3,070

Interest-bearing liabilities:
Deposits	$2,658	$	$—	$—	$—
Discount notes	20,032	479	—	—	—
Swaps hedging discount notes	—	—	—	—	—
FHLB bonds	12,539	9,535	27,130	5,597	2,346
Swaps hedging bonds	30,299	(7,490)	(18,731)	(3,223)	(855)

Net FHLB bonds	42,838	2,045	8,399	2,374	1,491
Total interest-bearing liabilities	$65,529	$2,524	$8,399	$2,374	$1,491

Post hedge gaps:
Periodic Gap	$2,487	$43	$(600)	$525	$1,579
Cumulative gap	2,487	2,530	1,930	2,455	4,034

Note: Numbers may not add due to rounding.

     The following table displays the FHLBNY’s maturity/repricing gaps as of December 31, 2004 (in millions).

	Interest Rate Sensitivity Period-December 31, 2004
		More than	More than	More than
	6 Months or	6 Months to	1 Year to	3 Years to	More than
	Less	1 Year	3 Years	5 Years	5 Years
Interest-earning assets:
Non-MBS Investments	$6,616	$129	$383	$242	$636
MBS Investments	2,907	800	2,760	2,962	2,095
Adjustable-rate loans and advances	13,891	—	—	—	—
Fixed-rate loans and advances	14,370	4,457	9,063	7,939	17,546
Swaps hedging advances	28,851	(2,176)	(3,995)	(5,450)	(17,230)

Net fixed-rate loans and advances	43,221	2,281	5,068	2,489	316
Interbank loans	—	—	—	—	—

Total interest-earning assets	$66,635	$3,210	$8,211	$5,693	$3,047

Interest-bearing liabilities:
Deposits	$2,296	$1	$—	$—	$—
Discount notes	19,609	33	—	—	—
Swaps hedging discount notes	—	—	—	—	—
FHLB bonds	18,522	6,995	25,627	7,064	2,471
Swaps hedging bonds	23,091	(3,848)	(15,675)	(2,525)	(1,043)

Net FHLB bonds	41,613	3,147	9,952	4,539	1,428

Total interest-bearing liabilities	$63,518	$3,181	$9,952	$4,539	$1,428

Post hedge gaps:
Gaps	$3,118	$29	$(1,741)	$1,154	$1,619
Cumulative gaps	$3,118	$3,147	$1,406	$2,560	$4,179

Note: Numbers may not add due to rounding.

The following table displays the FHLBNY’s maturity/repricing gaps as of December 31, 2003 (in millions).

	Interest Rate Sensitivity Period-December 31, 2003
		More than	More than	More than
	6 Months or	6 Months to	1 Year to	3 Years to	More than
	Less	1 Year	3 Years	5 Years	5 Years
Interest-earning assets:
Non-MBS Investments	$3,652	$78	$243	$150	$504
MBS Investments	3,428	788	2,071	2,502	1,407
Adjustable-rate loans and advances	10,788	—	—	—	—
Fixed-rate loans and advances	10,554	3,178	10,320	8,467	18,458
Swaps hedging advances	30,583	(1,182)	(5,508)	(5,840)	(18,052)

Net fixed-rate loans and advances	41,137	1,996	4,812	2,627	406
Interbank loans	60	—	—	—	—

Total interest-earning assets	$59,065	$2,862	$7,126	$5,279	$2,317

Interest-bearing liabilities:
Deposits	$2,097	$6	$—	$—	$—
Discount notes	16,232	574	—	—	—
Swaps hedging discount notes	7	(7)	—	—	—
FHLB bonds	12,559	7,323	23,885	7,369	2,637
Swaps hedging bonds	23,237	(4,411)	(14,246)	(2,810)	(1,770)

Net FHLB bonds	35,796	2,912	9,639	4,559	867

Total interest-bearing liabilities	$54,132	$3,485	$9,639	$4,559	$867

Post hedge gaps:
Gaps	$4,933	$(623)	$(2,514)	$720	$1,450
Cumulative gaps	$4,933	$4,310	$1,796	$2,516	$3,966

Note: Numbers may not add due to rounding.

Operational Risk Management
Operational risk is the risk of loss resulting from the failures or inadequacies of internal processes, people, and systems, or resulting from external events. Operational risks include those arising from fraud, human error, computer system failures and a wide range of external events - from adverse weather to terrorist attacks. The management of these risks is the responsibility of the senior managers at the operating level. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the FHLBNY has developed an operational risk management framework, which continues to evolve. The FHLBNY’s Operational Risk Management framework defines the core governing principles for operational risk management and provides the framework to identify, control, monitor, measure, and report operational risks in a consistent manner across the FHLBNY.
Risk and Control Self-Assessment
FHLBNY’s Risk and Control Self-Assessment incorporates standards for risk and control self-assessment., which standards apply to all businesses and establish Risk and Control Self-Assessment as the process for identifying the risks inherent in a business’ activities and for evaluating and monitoring the effectiveness of the controls over those risks. It is the policy of the FHLBNY to require businesses and staff functions to perform a Risk and Control Self-Assessment on a quarterly or annual basis. The Risk and Control Self-Assessment must include documentation of the control environment as well as policies for assessing risks and controls, testing commensurate with risk level and tracking corrective action for control breakdowns or deficiencies. The Risk and Control Self-Assessment also must require periodic reporting to senior management and to the Board’s Audit and Risk Management Committee.
Information Security and Continuity of Business.
A particular area of focus in recent years has been business continuity planning and disaster recovery preparedness. The Bank’s operations and recovery data centers are now connected by diverse, high-speed telecommunications links, allowing real-time replication of critical data. Recovery capabilities are tested periodically, and the FHLBNY’s disaster recovery capabilities were put to test at an actual emergency that occurred during a regional electrical blackout in August 2003, when the FHLBNY successfully maintained all critical operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Supplementary Data
Supplementary financial data for each full quarter within the two years ended December 31, 2005, are included in Item 6. SELECTED FINANCIAL DATA (unaudited).

PricewaterhouseCoopers LLP
300 Madison Avenue
New York NY 10017
Telephone (646) 471-3000
Facsimile (813) 286 6000
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
the Federal Home Loan Bank of New York:
In our opinion, the accompanying statements of condition and the related statements of income, capital and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of New York (the “Bank”) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1, the Bank adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on January 1, 2004.
As discussed in Note 2, the Bank changed its method of accounting for amortization and accretion of premiums and discounts on mortgage loans under Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, on January 1, 2005.
March 28, 2006

Federal Home Loan Bank of New York
Statements of Condition (in thousands, except par value)
As of December 31, 2005 and 2004

	December 31,	December 31,
	2005	2004
Assets
Cash and due from banks (Notes 1 and 3)	$22,114	$22,376
Interest-bearing deposits, includes $244.8 million pledged at December 31, 2005, and $1.1 billion at December 31, 2004 (Note 4)	8,699,107	2,806,870
Federal funds sold	2,925,000	2,972,000
Available-for-sale securities, net of unrealized gain of $2.2 million at December 31, 2004 (Note 6)	—	713,363
Held-to-maturity securities, includes $0 pledged at December 31, 2005 and 2004 (Note 5)	9,566,441	11,870,674
Advances (Note 7)	61,901,534	68,507,487
Mortgage loans held for portfolio, net of allowance for credit losses of $582 thousand at December 31, 2005, and $507 thousand at December 31, 2004 (Note 9)	1,466,943	1,178,083
Accrued interest receivable	377,253	315,768
Premises and equipment, net	11,257	13,030
Derivative assets (Note 19)	19,197	11,048
Other assets	24,672	28,261

Total assets	$85,013,518	$88,438,960

Liabilities and capital Liabilities
Deposits (Note 11)
Interest-bearing demand	$2,637,168	$2,194,959
Non-interest bearing demand	969	1,660
Term	19,525	101,000

Total deposits	2,657,662	2,297,619

Consolidated obligations, net (Note 13)
Bonds	56,768,622	60,515,356
Discount Notes	20,510,525	19,641,626

Total consolidated obligations	77,279,147	80,156,982

Mandatorily redeemable capital stock (Notes 14 and 15)	18,087	126,581

Accrued interest payable	498,318	437,743
Affordable Housing Program (Notes 1 and 8)	91,004	81,580
Payable to REFCORP (Notes 1 and 8)	14,062	9,966
Derivative liabilities (Note 19)	491,866	1,372,195
Other liabilities	77,992	77,164

Total liabilities	81,128,138	84,559,830

Commitments and Contingencies (Notes 8, 13, 19 and 21)

Capital (Notes 1, 14 and 15)
Capital stock ($100 par value), putable, issued and outstanding shares:
35,905 at December 31, 2005, and 36,550 at December 31, 2004	3,590,454	3,655,047
Unrestricted retained earnings	291,413	223,434
Accumulated other comprehensive income (loss) (Note 16)
Net unrealized gain on available-for-sale securities	—	2,240
Net unrealized gain on hedging activities	5,352	898
Minimum liability on benefits equalization plan (Note 18)	(1,839)	(2,489)

Total capital	3,885,380	3,879,130

Total liabilities and capital	$85,013,518	$88,438,960

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Income (in thousands, except per share data)
Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Interest income
Advances (Note 7)	$2,174,948	$1,247,568	$1,292,990
Interest-bearing deposits	193,668	61,096	67,113
Federal funds sold	97,547	16,434	16,493
Available-for-sale securities (Note 6)	19,519	7,797	—
Held-to-maturity securities (Note 5)	566,009	545,660	652,207
Mortgage loans held for portfolio (Note 9)	69,312	48,291	29,099
Loans to other FHLBanks (Note 10)	9	78	2,491
Other	33	48	62

Total interest income	3,121,045	1,926,972	2,060,455

Interest expense
Consolidated obligations bonds (Note 13)	2,001,960	1,376,858	1,453,620
Consolidated obligations discount notes (Note 13)	658,837	254,363	280,043
Deposits (Note 11)	62,237	21,913	27,977
Mandatorily redeemable stock (Note 14)	2,747	5,201	—
Cash collateral held and others borrowings	292	145	292

Total interest expense	2,726,073	1,658,480	1,761,932

Net interest income before provision for credit losses	394,972	268,492	298,523

Provision for credit losses on mortgage loans	75	—	79

Net interest income after provision for credit losses	394,897	268,492	298,444

Other income (loss)
Service fees	4,666	4,751	4,936
Net realized and unrealized (loss) gain on derivatives and hedging activities (Notes 1 and 19)	(9,466)	8,274	(827)
Net realized gain (loss) from sale of available-for-sale and held-to-maturity securities (Note 6)	1,895	—	(189,226)
Losses from extinguishment of debt and other (Note 13)	(14,952)	(4,059)	—

Total other income (loss)	(17,857)	8,966	(185,117)

Other expenses
Operating	59,067	51,103	47,749
Finance Board and Office of Finance (Note 1)	5,506	4,812	4,964
Other	—	—	(1,746)

Total other expenses	64,573	55,915	50,967

Income before assessments	312,467	221,543	62,360

Affordable Housing Program (Notes 1 and 8)	25,878	18,643	5,091
REFCORP (Notes 1 and 8)	57,540	40,319	11,453

Total assessments	83,418	58,962	16,544

Income before cumulative effects of changes in accounting principles	229,049	162,581	45,816

Cumulative effects of changes in accounting principles (Note 2)	1,109	(1,305)	—

Net income	$230,158	$161,276	$45,816

Basic earnings per share: (Note 17)
Earnings before cumulative effects of changes in accounting principles	$6.33	$4.59	$1.12
Cumulative effects of changes in accounting principles	0.03	(0.04)	—

Net earnings per share	$6.36	$4.55	$1.12

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Capital (in thousands, except per share data)
Years Ended December 31, 2005, 2004, and 2003

						Accumulated
	Capital Stock*		Capital Stock*			Other		Total
	Pre-Exchange		Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Shares	Pav Value	Earnings	Income (Loss)	Capital	Income (Loss)
Balance, December 31, 2002	40,511	$4,051,182	—	—	$244,436	—	$4,295,618

Proceeds from sale of capital stock	15,080	1,508,038	—	—	—	—	1,508,038
Redemption of capital stock	(19,205)	(1,920,500)	—	—	—	—	(1,920,500)
Net Income	—	—	—	—	45,816	—	45,816	$45,816
Other comprehensive loss
Net unrealized gain (loss) on hedging activity	—	—	—	—	—	(13)	(13)	(13)
Minimum liability on Benefit Equalization Plan	—	—	—	—	—	(2,013)	(2,013)	(2,013)
Cash dividends ($3.97 per share) on capital stock	—	—	—	—	(163,555)	—	(163,555)

								$43,790

Balance, December 31, 2003	36,386	3,638,720	—	—	126,697	(2,026)	3,763,391

Proceeds from sale of capital stock	21,742	2,174,170	—	—	—	—	2,174,170
Redemption of capital stock	(17,999)	(1,799,956)	—	—	—	—	(1,799,956)
Shares reclassified to mandatorily redeemable capital stock	(3,579)	(357,887)	—	—			(357,887)
Net Income	—	—	—	—	161,276	—	161,276	161,276
Other comprehensive loss
Net unrealized gain on available-for-sale securities	—	—	—	—	—	2,240	2,240	2,240
Net unrealized gain on hedging activity	—	—	—	—	—	911	911	911
Minimum liability on Benefit Equalization Plan	—	—	—	—	—	(476)	(476)	(476)
Cash dividends ($1.83 per share) on capital stock	—	—	—	—	(64,539)	—	(64,539)

								$163,951

Balance, December 31, 2004	36,550	3,655,047	—	—	223,434	649	3,879,130

*	putable stock
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Capital (in thousands, except per share data)
Years Ended December 31, 2005, 2004, and 2003

						Accumulated
	Capital Stock*		Capital Stock*			Other		Total
	Pre-Exchange		Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Shares	Pav Value	Earnings	Income (Loss)	Capital	Income (Loss)
Proceeds from sale of capital stock- Pre-Exchange	23,911	2,391,050	—	—	—	—	2,391,050
Redemption of capital stock- Pre-Exchange	(22,987)	(2,298,640)	—	—	—	—	(2,298,640)
Proceeds from sale of capital stock — Class B			2,763	276,296	—	—	276,296
Redemption of capital stock- Class B			(4,332)	(433,299)	—	—	(433,299)
Capital Exchange	(37,474)	(3,747,457)	37,474	3,747,457			—
Net Income	—	—	—	—	230,158	—	230,158	$230,158
Other comprehensive income (loss)
Change in fair value during the year of available-for-sale securities	—	—	—	—	—	(490)	(490)	(490)
Reclassification to earnings from sale of available-for-sale securities	—	—	—	—		(1,750)	(1,750)	(1,750)
Net unrealized gain on hedging activities	—	—	—	—	—	4,454	4,454	4,454
Minimum liability on Benefit Equalization Plan	—	—	—	—	—	650	650	650
Cash dividends ($4.50 per share) on capital stock	—	—	—	—	(162,179)		(162,179)

								$233,022

Balance, December 31, 2005	—	$—	35,905	$3,590,454	$291,413	$3,513	$3,885,380

*	putable stock
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — (in thousands)
Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Operating Activities

Net Income	$230,158	$161,276	$45,816
Cumulative effects of changes in accounting principles	(1,109)	1,305	—

Income before cumulative effects of changes in accounting principles	229,049	162,581	45,816

Adjustments to reconcile net income before cumulative effects of changes in accounting principles to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations, investments, and mortgage loans	17,586	(1,969)	(37,759)
Concessions on consolidated obligations	12,769	14,440	25,809
Amortization of basis on hedges	(1,375)	(3,055)	(133)
Premises and equipment	3,562	3,990	3,714
Provision for credit losses on mortgage loans	75	—	79
Net realized (gains) losses on sale of held-to-maturity securities	(145)	—	189,226
Net realized (gain) on sale of available-for-sale securities	(1,750)	—	—
Loss due to change in net fair value adjustments on derivatives and hedging activities	7,717	1,245	2,502
(Increase) decrease in accrued interest receivable	(61,485)	(27,941)	89,382
(Increase) decrease in derivative assets, net of accrued interest	(87,358)	(455)	39,930
Increase (decrease) in derivative liabilities, net of accrued interest	10,883	(14,952)	(11,193)
Decrease (Increase) in other assets	1,453	(8,026)	(13,707)
Increase (decrease) in Affordable Housing Program liability	9,424	(10,961)	(17,308)
Increase (decrease) in accrued interest payable	60,574	11,306	(113,044)
Increase (decrease) in REFCORP liability	4,095	9,966	(13,846)
Increase (decrease) in other liabilities	7,802	(165)	38,230

Total adjustments	(16,173)	(26,577)	181,882

Net cash provided by operating activities	212,876	136,004	227,698

Investing activities

Net (increase) decrease in interest-bearing deposits	(5,892,237)	(1,152,991)	5,994,891
Net decrease (increase) in Federal funds sold	47,000	(1,829,000)	1,789,000
Proceeds from sale of held-to-maturity securities	9,064	—	1,597,881
Purchase of held-to-maturity securities	(707,559)	(4,036,184)	(4,815,770)
Proceeds from maturities of held-to-maturity securities	3,006,033	3,512,602	4,634,611
Proceeds from maturities of available-for-sale securities	141,460	—	—
Proceeds from sale of available-for-sale securities	1,593,762	—	—
Purchase of available-for-sale securities	(1,020,179)	(711,130)	—
Principal collected on advances	434,147,848	533,224,883	845,456,110
Advances made	(428,576,529)	(538,667,268)	(841,209,805)
Purchase of mortgage loans held for investment	(450,827)	(654,856)	(870,668)
Principal collected on mortgage loans held for portfolio	161,069	145,882	632,602
Principal collected on other loans made	191	175	161
Net decrease (increase) in deposits with other FHLBanks mortgage programs	—	724	(474)
Increase in premises and equipment	(1,789)	(1,098)	(4,989)

Net cash provided by (used in) investing activities	2,457,307	(10,168,261)	13,203,550

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — (in thousands)
Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Financing activities

Increase (decrease) in deposits and other borrowings	$244,936	$196,798	$(642,456)
Proceeds from issuance of consolidated obligation bonds	23,386,194	29,544,145	44,534,244
Proceeds from issuance of consolidated obligation discount notes	671,632,148	961,591,191	1,023,313,238
Payments for maturing/early retirement of consolidated obligation bonds	(26,870,995)	(22,580,980)	(51,570,185)
Payments for maturing consolidated obligation discount notes	(670,835,956)	(958,794,378)	(1,028,534,705)
Proceeds from issuance of capital stock	2,667,345	2,174,169	1,508,038
Payments for redemption of capital stock	(2,623,443)	(1,799,955)	(1,920,500)
Payments for redemption of mandatorily redeemable capital stock	(108,495)	(231,306)	—
Cash dividends paid	(162,179)	(65,844)	(163,555)

Net cash (used in) provided by financing activities	(2,670,445)	10,033,840	(13,475,881)

Net (decrease) increase in cash and cash equivalents	(262)	1,583	(44,633)
Cash and cash equivalents at beginning of the period	22,376	20,793	65,426

Cash and cash equivalents at end of the period	$22,114	$22,376	$20,793

Supplemental disclosures:
Interest paid	$1,944,489	$1,116,132	$2,046,886
AHP payments *	$16,455	$30,266	$22,398
REFCORP payments	$53,444	$15,437	$40,085

Investing activities
Loans made to other FHLBanks	$(100,000)	$(1,575,000)	$(7,453,000)
Principal collected on loans to other FHLBanks	100,000	1,635,000	7,443,000

Net change in loans to other FHLBanks	$—	$60,000	$(10,000)

Financing activities
Proceeds from short-term borrowings from other FHLBanks	$765,000	$2,801,000	$6,456,000
Payment of short-term borrowings from other FHLBanks	(765,000)	(2,801,000)	(6,456,000)

Net change in borrowings from other FHLBanks	$—	$—	$—

*	AHP payments = (beginning accrual — ending accrual) + AHP assessment for the year; it represents funds released to the AHP.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Notes to Financial Statements
Background Information
The Federal Home Loan Bank of New York (“FHLBNY” or the “Bank”), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (“FHLBanks”). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community developments. The FHLBNY provides a readily available, low-cost source of funds to its member institutions. The FHLBNY is a cooperative, which means that current members own nearly all of the outstanding capital stock of the FHLBNY and may receive dividends on their investment. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statutory or criteria may also borrow from the FHLBNY; while eligible to borrow, housing associates are not members of the FHLBNY and, as such are not required to hold capital.
Former members own the remaining capital stock to support business transactions still carried on the FHLBNY’s Statement of Condition. All members must purchase stock in the FHLBNY. As a result of these requirements, the FHLBNY conducts business with members in the normal course of business. As is the nature of a cooperative, the FHLBNY considers all members as related parties in addition to other FHLBanks. See Note 10 for more information.
The Federal Housing Finance Board (“Finance Board”), an independent agency in the executive branch of the United States Government, supervises and regulates the FHLBanks and the Office of Finance. The Finance Board’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Board ensures that the FHLBanks carry out their housing finance mission, remain adequately capitalized, and can raise funds in the capital markets. Also, the Finance Board establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The FHLBNY does not have any special purpose entities or any other type of off-balance sheet conduits.
The FHLBanks’ debt instruments (“consolidated obligations”) are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The FHLBanks primarily use these funds to provide advances to members and to purchase loans from members through its Mortgage Purchase Program (MPP®) or the Mortgage Partnership Finance® (MPF®) program. Some FHLBanks also provide member institutions with correspondent services, such as wire transfer, security safekeeping, and settlement. The FHLBNY participates in the MPF program but does not participate in the MPP program.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 1. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of income and expense. Actual results could differ from these estimates.
Federal Funds Sold
Federal funds sold represents short-term, unsecured lending to major banks. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality, which is determined by credit ratings of counterparty’s debt securities or deposits as reported by nationally recognized statistical rating organizations. Federal funds sold are recorded at cost on settlement date, and interest is accrued using contractual rates.
Investments
The FHLBNY carries investments for which it has both the ability and intent to hold to maturity, at cost, adjusted for the amortization of premiums and accretion of discounts using the level-yield method.
Under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), changes in circumstances may cause the FHLBNY to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the FHLBNY that could not have been reasonably anticipated may cause the FHLBNY to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.
In addition, in accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: 1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or 2) the sale of a security occurs after the FHLBNY has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.
The FHLBNY classifies certain investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities not being hedged by derivative instruments is recorded in other comprehensive income as a net unrealized gain or loss on available-for-sale securities. For available-for-sale securities that have been hedged (none at December 31, 2005 or 2004) under a qualifying fair value hedge, the FHLBNY records the portion of the change in value related to the risk being hedged in Other income (loss) as “Net realized and unrealized (loss) gain on derivatives and hedging activities” together with the related change in the fair value of the derivative, and records the remainder of the change in other comprehensive income as “Net unrealized gain (loss) on available-for-sale securities.” For available-for-sale securities that have been hedged under a qualifying cash flow hedge, the FHLBNY records the effective portion of the change in value of the derivative

Federal Home Loan Bank of New York
Notes to Financial Statements
related to the risk being hedged in other comprehensive income as a “Net unrealized (loss) gain on hedging activities.” The ineffective portion is recorded in Other income (loss) and presented as “Net realized and unrealized (loss) gain on derivatives and hedging activities.”
The FHLBNY computes the amortization and accretion of premiums and discounts on mortgage-backed securities using the level-yield method over the estimated lives of securities. The estimated life method requires a retrospective adjustment of the effective yield each time the FHLBNY changes the estimated life as if the new estimate had been known since the original acquisition date of the asset.
The FHLBNY computes the amortization and accretion of premiums and discounts on other investments using the level-yield method to the contractual maturity of the securities.
The FHLBNY computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in Other income (loss). The FHLBNY treats securities purchased under agreements to resell as collateralized financings because the counterparty retains control of the securities.
The FHLBNY regularly evaluates outstanding investments for impairment and determines if unrealized losses are temporary based in part on the creditworthiness of the issuers and the underlying collateral as well as a determination of the FHLBNY’s intent to hold such securities through to recovery of the unrealized losses. If there is an other-than-temporary impairment in value of an investment, the decline in value is recognized as a loss and presented in the Statement of Income as a loss on securities. The FHLBNY has not experienced any other-than-temporary impairment in value of investments during 2005 or 2004. Losses incurred from the sale of impaired securities in 2003 are described more fully in Note 5.
Advances
The FHLBNY presents advances, net of unearned commitment fees and discounts on advances for the Affordable Housing Program (AHP), at amortized cost. The FHLBNY credits interest on advances to income as earned using the level-yield method. Following the requirements of the Federal Home Loan Bank Act of 1932 (the “Act”), as amended, the FHLBNY obtains sufficient collateral on advances to protect it from losses. The Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the FHLBNY, and other eligible real estate-related assets. As Note 7 more fully describes, community financial institutions (FDIC-insured institutions with assets of $567 million or less during 2005) are subject to more expanded statutory collateral rules for small business and agricultural loans. The FHLBNY has not incurred any credit losses on advances since its inception. Based upon the collateral held as security on the advances and repayment history, management of the FHLBNY believes that an allowance for credit losses on advances is unnecessary.
Mortgage loans held-for-portfolio
The FHLBNY participates in the MPF program by purchasing and originating conventional mortgage loans from its participating members, herein after referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans purchased aggregate about 1% of the remaining outstanding mortgage loans held-for-investment at December 31, 2005. The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities. The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers. Collectibility of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance (“PMI”) required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”), for which the maximum exposure is

Federal Home Loan Bank of New York
Notes to Financial Statements
estimated to be $11.3 million and $9.3 million at December 31, 2005 and 2004. The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI. The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY and/or originates as an agent for the FHLBNY (only relates to MPF 100 product). For managing this risk, PFIs receive monthly “credit enhancement fees” from the FHLBNY.
The amount of the credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement becomes an obligation of the PFI. For taking on the credit enhancement obligation, the PFI receives a credit enhancement fee that is paid by the FHLBNY. For certain MPF products, the credit enhancement fee is accrued and paid each month. For other MPF products, the credit enhancement fee is accrued monthly and is paid monthly after the FHLBNY has accrued 12 months of credit enhancement fees.
Delivery commitment fees are charged to a PFI for extending the scheduled delivery period of the loans. Pair-off fees may be assessed and charged to PFI when the settlement of the delivery commitment 1) fails to occur, or 2) the principal amount of the loan purchased by the FHLBNY under a delivery commitment is not equal to the contract amount beyond established limits. The related amounts are not significant for all periods reported. Extension fees are received when a member requests to extend the period of the delivery commitment beyond the original stated maturity.
The FHLBNY records credit enhancement fees as a reduction to mortgage loan interest income.
The FHLBNY records other non-origination fees, such as delivery commitment extension fees and pair-off-fees as derivative income over the life of the commitment. All such fees were inconsequential for all periods reported. Mortgage loans are recorded at fair value on settlement date.
The FHLBNY defers and amortizes premiums, costs and discounts as interest income using the contractual method. The FHLBNY classifies mortgage loans as held-for-investment and, accordingly, reports them at their principal amount outstanding, net of premiums, costs and discounts.
The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The FHLBNY records cash payments received on non-accrual loans as interest income and a reduction of principal.
Allowance for credit losses. Management performs periodic reviews of its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. Mortgage loans, that are either classified under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due, are separated from the aggregate pool, and evaluated separately for impairment.
If adversely classified, or on non-accrual status, reserves for mortgage loans, except FHA and VA insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses greater than $1,000 are fully reserved. FHA and VA insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicer defaulting on their obligations. FHA and VA mortgage loans, if adversely classified, will have reserves established only in the event of a default of a PFI. Reserves are based on the estimated costs to recover any uninsured portion of the MPF loan.

Federal Home Loan Bank of New York
Notes to Financial Statements
Management of the FHLBNY identifies inherent losses through analysis of the conventional loans (not FHA and VA insured loans) that are not classified or past due. In the absence of historical loss data, the practice is to look at loss histories of pools of loans, at other financial institutions, with similar characteristics to determine a reasonable basis for loan loss allowance. Management continues to evaluate this practice for appropriateness. When a loan is foreclosed, the FHLBNY will charge to loan loss reserve account any excess of the carrying value of the loan over the net realizable value of the foreclosed loan.
The FHLBNY also holds participation interest in residential and community development mortgage loans through its pilot Community Mortgage Asset (“CMA”) program. Acquisition of participations under the CMA program was suspended indefinitely in November 2001, and outstanding balances were down to $9.7 million at December 31, 2005 compared to $12.4 million at December 31, 2004. If adversely classified, CMA loans will have additional reserves established based on the shortfall of the underlying estimated liquidation value of collateral to cover the remaining balance of the CMA loan. Reserve values are calculated by subtracting the estimated liquidation value of the collateral (after sale value) from the current remaining balance of the CMA Loan.
The FHLBNY has established an allowance for credit losses in the amount of $582 thousand and $507 thousand as of December 31, 2005 and 2004.
Affordable Housing Program
The FHLBank Act requires each FHLBank to establish and fund an AHP (see Note 8). The FHLBNY charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The FHLBNY also issues AHP advances at interest rates below the customary interest rate for non-subsidized advances. When the FHLBNY makes an AHP advance, the present value of the variation in the cash flow caused by the difference between the AHP advance interest rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability. It is then recorded as a discount on the AHP advance. The amount of such discounts recognized was inconsequential for all years reported. As an alternative, the FHLBNY has the authority to make the AHP subsidy available to members as a grant.
AHP Assessment is based on a fixed percentage of annual net income before assessments and before adjustment for dividends associated with mandatorily redeemable capital stock reported as an expense under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” If the FHLBNY incurs a loss for the entire year, no assessment or assessment credit is due or accrued.
Prepayment fees
The FHLBNY charges a member a prepayment fee when the member prepays certain advances before the original maturity. The FHLBNY records prepayment fees net of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” basis adjustments included in the book basis of the advance as interest income from advances. In cases in which the FHLBNY funds a new advance concurrent with or within a short period of time of the prepayment of an existing advance, the FHLBNY evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or as a new advance in accordance with EITF Issue No. 01-7, “Creditor’s Accounting for a Modification or Exchange of Debt Instruments, and SFAS No. 91 Accounting for Non-refundable Fees and Costs Associated with Originating and Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”).

Federal Home Loan Bank of New York
Notes to Financial Statements
If the new advance qualifies as a modification of the existing hedged advance, the hedging fair value adjustments and the net prepayment fee on the prepaid advance are recorded in the carrying value of the modified advance, and amortized over the life of the modified advance in interest income from advances.
For advances that are hedged and meet the hedge accounting requirements of SFAS No.133, the FHLBNY terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the FHLBNY funds a new advance to a member concurrent with or within a short period of time after the prepayment of a previous advance to that member, the FHLBNY evaluates whether the new advance qualifies as a modification of the original hedged advance, including analysis of (i) whether the effective yield on the new advance is at least equal to the effective yield for a comparable advance to a similar member that is not refinancing or restructuring and (ii) whether the modification of the original advance is more than minor. If the new advance qualifies as a modification of the original hedged advance, the fair value gains or losses of the advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria in accordance with SFAS 133, basis adjustments continue to be made after the modification, and subsequent value changes attributable to hedged risks are recorded in Other income (loss). The basis adjustment amortization amounted to a net decrease to net interest income of $3.6 million, $3.8 million and $3.2 million for the years ended December 31, 2005, 2004 and 2003, and a corresponding increase to Net realized and unrealized gains and losses on derivatives and hedging activities.
If the FHLBNY determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance and the net prepayment fees are recorded in interest income from advances.
Commitment fees
The FHLBNY records the present value of fees receivable from standby letters of credit as an asset and an offsetting liability for the obligation. Fees, which are generally received for one year in advance, are recorded as unrecognized standby commitment fees (deferred credit) and amortized monthly over the commitment period. The FHLBNY amortizes fees received to income using the level-yield method. The amount of fees is not significant for all periods reported.
Derivatives
The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans outstanding at December 31, 2005, and purchased caps and floors if the counterparty defaults and the related collateral, if any, is of no value to the FHLBNY.
The FHLBNY records derivatives on trade date, but records the associated hedged consolidated obligations and advances on settlement date. Hedge accounting commences on trade date, at which time subsequent changes to the derivative’s fair value are recorded along with the offsetting changes in the fair value of the hedged item attributable to the risk being hedged. On settlement date, the adjustments to the hedged item’s carrying amount are combined with the proceeds and become part of its total carrying amount.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY has defined its market settlement conventions for hedged items to be five business days or less for advances and thirty calendar days or less, using a next business day convention, for consolidated obligations bonds and discount notes. These market settlement conventions are the shortest period possible for each type of advance and consolidated obligation from the time the instruments are committed to the time they settle.
The FHLBNY considers hedges of committed advances and consolidated obligation bonds eligible for the short cut provisions, under paragraph 68 of FAS 133, as long as settlement of the committed asset or liability occurs within the market settlement conventions for that type of instrument. The FHLBNY also believes the conditions of paragraph 68(b) of FAS 133 are met if the fair value of the swap is zero on the date the FHLBNY commits itself to issue the consolidated obligation bond.
Accounting for derivatives is addressed in Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (herein referred to as “SFAS 133”). All derivatives are recognized on the balance sheet at their fair values. Each derivative is designated as one of the following:
(1)	a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value” hedge);

(2)	a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge);

(3)	a hedge of the foreign currency component of a hedged item in a fair value or cash flow hedge;

(4)	a non-qualifying hedge of an asset or liability (“economic hedge”) for asset-liability management purposes; or

(5)	a non-qualifying hedge of another derivative (an “intermediation” hedge) that is offered as a product to members or used to offset other derivatives with non-member counterparties.
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in Other income (loss) as “Net realized and unrealized gain (loss) on derivatives and hedging activities.”
Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are reported in other comprehensive income, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction.
The FHLBNY has no foreign currency assets, liabilities or hedges during 2005, 2004 or 2003.
For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in Other income (loss) as “Net realized and unrealized (loss) gain on derivatives and hedging activities.”
Changes in the fair value of a derivative not qualifying as a hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. Both the net interest on the derivative and the fair value adjustments are recorded in Other income (loss) as “Net realized and unrealized (loss) gain on derivatives and hedging activities.”

Federal Home Loan Bank of New York
Notes to Financial Statements
The differentials between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the income or expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized as Other income (loss).
The FHLBNY routinely issues debt and makes advances in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLBNY assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If the FHLBNY determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative would be separated from the host contract and carried at fair value. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (such as an investment security classified as “trading” under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”), or if the FHLBNY cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and no portion of the contract is designated as a hedging instrument.
When hedge accounting is discontinued because the FHLBNY determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, the FHLBNY continues to carry the derivative on the balance sheet at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield methodology.
When hedge accounting is discontinued because the FHLBNY determines that the derivative no longer qualifies as an effective cash flow hedge of an existing hedged item, the FHLBNY continues to carry the derivative on the balance sheet at its fair value and reclassifies the cumulative other comprehensive income adjustment to earnings when earnings are affected by the existing hedge item, which is the original forecasted transaction.
Under limited circumstances, when the FHLBNY discontinues cash flow hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period plus the following two months, but it is probable the transaction will still occur in the future, the gain or loss on the derivative remains in Accumulated other comprehensive income and is recognized as earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within two months after that, the gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings.
When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the FHLBNY continues to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.
During the second quarter of 2004, the FHLBNY changed its manner of assessing effectiveness for certain highly-effective hedging relationship transactions used since the adoption of SFAS 133 on January 1, 2001. See Note 2 under Accounting Adjustments for more information.

Federal Home Loan Bank of New York
Notes to Financial Statements
Mandatorily Redeemable Capital Stock
The FHLBNY adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) on January 1, 2004 (Note 14). Generally, the FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income.
Mandatorily redeemable stock at December 31, 2005 and December 31, 2004 represents stock held by former members who are no longer members by virtue of being acquired by members of another FHLBank. Such stock will be repurchased when the stock is no longer required to support outstanding transactions with the FHLBNY.
Redemption rights of members under the old capital structure (Superseded on December 1, 2005 by the new Capital Plan)
A member may request the redemption of excess stock at any time in accordance with Finance Board regulations, and the request is revocable by the member. Such request is subject to the discretion of the Board of Directors of the FHLBNY and is not mandatory. However, redemption requests by members for excess stock are typically honored by the next business day. The FHLBNY may repurchase excess stock in its discretion at any time in accordance with Finance Board regulations.
Under the FHLBNY’s old capital structure, a member who wishes to withdraw from membership must provide a withdrawal notice in writing six months prior to the withdrawal date. However, the member has the right to rescind the withdrawal notice without penalty at any time before the end of the six-month period.
Accounting considerations under old capital structure
The three triggering events that could cause the FHLBNY to repurchase capital stock are:
•	a member requests redemption of excess stock;

•	a member delivers notice of its intent to withdraw from membership; or

•	a member attains non-member status (through merger into or acquisition by a non-member, or involuntary termination from membership); or
Prior to the adoption of SFAS 150 on January 1, 2004, the FHLBNY repurchased excess stock upon the receipt of a request for redemption of such stock from a member, and the member was typically paid by the next business day. Subsequent to the adoption of SFAS 150, there has been no change in the payment policy and no change in the accounting.
When a member delivers a notification of its intent to withdraw from membership, the reclassification from equity to a liability occurs after the six-month waiting period has elapsed. At such time, the notification becomes irrevocable. Based on the fact that the FHLBNY considers the member’s notification of its intent to withdraw from membership to be substantive in nature and therefore reclassification to liability will occur at the time the notice is delivered. As a result of dissolution one member requested withdrawal from membership in May 2005, and the FHLBNY redeemed 917 shares in June 2005. There were no other requests for withdrawal from membership during 2005 or 2004.

Federal Home Loan Bank of New York
Notes to Financial Statements
Subsequent to the adoption of SFAS 150, the FHLBNY reclassifies stock from equity to a liability once a member attains non-member status (through merger into or acquisition by a non-member, or involuntary termination from membership).
Redemption rights under the new Capital Plan
Under the new Capital Plan, no provision is available for the member to request the redemption of stock in excess of the stock required to support the member’s business transactions with the FHLBNY. This type of stock is referred to as “Activity-Based Stock” in the Capital Plan. However, the FHLBNY may at its discretion repurchase excess Activity-Based Stock. Separately, the member may request the redemption of Membership Stock (the capital stock representing the member’s basic investment in the FHLBNY) in excess of the member’s Membership Stock purchase requirement, and the FHLBNY may also in its discretion repurchase such excess stock.
Under the FHLBNY’s new Capital Plan, which became effective on December 1, 2005, a notice of intent to withdraw from membership must be provided to the FHLBNY five years prior to the withdrawal date. At the end of such five-year period, the FHLBNY will redeem such stock unless it is needed to meet any applicable minimum stock investment requirements that may be established in the Capital Plan (e.g., to help secure any remaining advances) or if other limitations apply as specified in the Capital Plan.
The redemption notice may be cancelled by giving written notice to the FHLBNY at any time prior to the expiration of the five-year period. Also, the notice will be automatically cancelled if, within five business days of the expiration of the five-year period, the member would be unable to meet its minimum stock investment requirements (as may be established in the Capital Plan) following such redemption. However, in contrast to current practice, if the member rescinds the redemption notice during the five-year period (or if the notice is automatically cancelled), the FHLBNY may charge a $500 cancellation fee, which may be waived only if the FHLBNY’s Board of Directors determines that the requesting member has a bona fide business reason to do so and the waiver is consistent with Section 7(j) of the Bank Act. Section 7(j) requires that the FHLBNY’s Board of Directors administer the affairs of the FHLBNY fairly and impartially and without discrimination in favor of or against any member.
Accounting considerations under the new Capital Plan
The three triggering events that could cause the FHLBNY to repurchase capital stock are:
•	a member requests redemption of excess stock;

•	a member delivers notice of its intent to withdraw from membership; or

•	a member attains non-member status (through merger into or acquisition by a non-member, or involuntary termination from membership);
The member’s request to redeem excess Membership Stock will be considered to be revocable until the stock is repaid. Based on the fact that the member’s request to redeem excess Membership Stock can be withdrawn by the member without penalty, the FHLBNY considers the member’s intent regarding such request to not be substantive in nature and therefore no reclassification to a liability will be necessary at the time the request is delivered.
Under the new Capital Plan, when a member delivers a notification of its intent to withdraw from membership, the reclassification from equity to a liability will become effective upon receipt of the notification. The FHLBNY considers the member’s intent regarding such notification to be substantive in nature and, therefore, reclassification to liability will be necessary at the time the notification of the intent to withdraw is delivered. Previously, the FHLBNY had disclosed that notices of withdrawal from

Federal Home Loan Bank of New York
Notes to Financial Statements
membership would not be considered to be substantive in nature, and, therefore, no reclassification from equity to a liability would be necessary until the notification became irrevocable five years from the date the notice is delivered. The change in the Bank’s intended accounting treatment for such redemption notices has had no impact on the financial condition of the FHLBNY. As a result of dissolution, one member requested withdrawal from membership in May 2005, and the FHLBNY redeemed 917 shares in July 2005. No other withdrawal notices were received during 2005 or 2004.
The FHLBanks adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) as of January 1, 2004. In compliance with SFAS 150, the FHLBNY reclassifies stock subject to mandatory redemption from equity to liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Shares of capital stock meeting this definition are reclassified to a liability at fair value. Unpaid dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.
The FHLBNY reports capital stock subject to mandatory redemption at the redemption value of the stock, which is par plus accrued dividends. The FHLBanks have a unique cooperative structure. Stocks can only be acquired by members at par value and redeemed at par value. Stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.
Premises and equipment
The FHLBNY recorded book value of Premises and equipment amounted to $11.3 million and $13.0 million as of December 31, 2005, and 2004. Depreciation and amortization expense was $3.6 million, $4.0 million, and $3.7 million for the years ended December 31, 2005, 2004 and 2003. The FHLBNY computes depreciation and amortization using the straight-line method over the estimated useful lives of assets ranging from three to twelve years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The FHLBNY includes gains and losses on disposal of premises and equipment in Other income (loss). The net realized gain (loss) on disposal of premises and equipment was not significant in 2005, 2004 and 2003.
Concessions on consolidated obligations
The FHLBNY defers and amortizes concessions over the contractual maturity of the bonds, using the level-yield method. Concessions are paid to dealers in connection with the sale of consolidated obligation bonds. The Office of Finance prorates the amount of the concession to the FHLBNY based upon the percentage of the debt issued that is assumed by the FHLBNY. Unamortized concessions were $20.3 million and $20.1 million as of December 31, 2005 and 2004 and were included in Other assets. Amortization of such concessions, included in consolidated obligation interest expense, totaled $15.0 million, $16.7 million, and $27.9 million for the years ended December 31, 2005, 2004 and 2003. The FHLBNY charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of their short maturities. These amounts are also recorded in consolidated obligations interest expense. For the years ended December 31, 2005, 2004 and 2003, concession expenses were $2.3 million, $2.2 million, and $2.1 million.

Federal Home Loan Bank of New York
Notes to Financial Statements
Discounts and premiums on consolidated obligations
The FHLBNY expenses the discounts on consolidated obligation discount notes, using the level-yield method, over the term of the related notes and amortizes the discounts and premiums on callable and non-callable consolidated bonds, also using the level-yield method, over the term to maturity of the consolidated obligation bonds.
Resolution Funding Corporation (“REFCORP”) assessments
Although the FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax, it is required to make payments to REFCORP. Each FHLBank is required to pay 20% of net earnings after AHP to REFCORP. The FHLBank will expense this amount until the aggregate amounts actually paid by all twelve FHLBanks are equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Board, in consultation with the Secretary of the Treasury, will select the appropriate discounting factors to be used in this annuity calculation. The cumulative amount to be paid to REFCORP by the FHLBNY is not determinable at this time, due to the interrelationships of all future FHLBanks’ earnings. The FHLBanks’ payments through 2005 defease all future benchmark payments after the second quarter of 2019 and $45 million of the $75 million benchmark payment for the second quarter of 2019. Because the Assessment is based on net income at all the FHLBanks, which cannot be forecasted with reasonable certainty, satisfaction of the REFCORP assessment cannot be predicted.
REFCORP assessment, as discussed above, is based on a fixed percentage of net income after AHP assessment. If a full-year loss is incurred, no assessment or assessment credit is due or accrued.
Finance Board and Office of Finance expenses
The FHLBNY is assessed for its proportionate share of the costs of operating the Finance Board and the Office of Finance. The Finance Board is authorized to impose assessments on the FHLBanks including FHLBNY, in amounts sufficient to pay the Finance Board’s annual operating expenses. Each FHLBank is assessed a prorated amount based on each FHLBank’s capital stock outstanding as a percentage of total capital stock of all 12 FHLBanks.
The Office of Finance is also authorized to impose assessments on the FHLBanks, including the FHLBNY, in amounts sufficient to pay the Office of Finance’s annual operating and capital expenditures. Each FHLBank is assessed a prorated amount based on the amount of capital stock outstanding, the volume of consolidated obligations issued, and the amount of consolidated obligations outstanding as a percentage of the total of the items for all 12 FHLBanks.
Estimated fair values
Many of the Bank’s financial instruments lack an available trading market, characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the FHLBNY uses significant estimates and present-value calculations when disclosing estimated fair values. Note 20 details the estimated fair values of the Bank’s financial instruments.
Earnings per common share
SFAS 128, “Earnings per Share”, addresses the presentation of basic and diluted earnings per share (“EPS”) in the income statement. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted or exercised into common stock. Capital stock classified as mandatorily redeemable capital stock is excluded from this calculation. Basic and diluted earnings per

Federal Home Loan Bank of New York
Notes to Financial Statements
share are the same for the FHLBNY as the Bank has no additional potential common shares that may be dilutive.
Cash flows
In the statements of cash flows, the FHLBNY considers Cash and due from banks as Cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statements of Cash Flows, but are instead treated as short-term investments and are reflected in the investing activities section of the Statements of Cash Flows.
Cash flows from a derivative instrument that is accounted for as a fair value hedge or cash flow hedge are generally classified in the same category as the cash flows from the items being hedged provided that the derivative instrument does not include an other-than-insignificant financing element at inception.
The FHLBNY adopted an accounting policy in 2005 to treat gains/losses on debt extinguishments as an operating activity and report the cash payments from the early retirement of debt net of these amounts under financing activity in the Statements of Cash Flows. In adopting this accounting policy, the FHLBNY revised the presentation for prior periods to reflect gains and losses associated with debt extinguishments consistently. The changes to revise prior amounts were not material to the cash flow statements in any prior period.
Reclassifications
Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation.
Note 2. Accounting Adjustments, Changes in Accounting Principles, and Recently Issued Accounting Standards & Interpretations
Accounting Adjustments
During the second quarter of 2005, the FHLBNY corrected the manner in which it measured ineffectiveness for certain highly-effective consolidated obligation and advance hedging relationships. The FHLBNY believes the refined methodology is closely in compliance with the valuation methodology prescribed under SFAS 133. The FHLBNY does not believe retroactive application to prior periods would have had a material impact on its prior period results of operations or financial conditions.
Under the FHBLNY’s prior approach in use since June 2004, the FHLBNY had appropriately adjusted the basis adjustment of the hedged consolidated bonds in the first period of the hedging relationship to ensure that only changes in value attributable to changes in interest rates were included in the basis adjustment. However, the FHLBNY had not continued to make adjustments to the changes in fair value of the hedged instruments to eliminate changes in value attributable to the passage of time from the calculated basis adjustments. In the second quarter of 2005, the FHLBNY retroactively computed the appropriate adjustments and recorded a charge to earnings of $3.9 million dollars with an offsetting increase in the basis of the hedged consolidated obligation bonds.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
Under the corrected methodology, the FHLBNY has discounted the future cash flows of the hedged advance by adding a spread to the benchmark swap curve to adjust for the credit spread between the FHLBNY’s advance and the swap curve. This methodology eliminates the initial present value differences between par and the present value of future cash flows at hedge inception, and is in compliance with SFAS 133. As a result of the inappropriate use of its previous methodology, the FHLBNY made cumulative change for prior periods in its second quarter of 2005 financial statements to implement the refined methodology, resulting in a $3.5 million charge to earnings. The impact of the correction in earlier periods was not material to the financial condition or results of operations.
Change in Accounting Principle for Amortization and Accretion of Premiums and Discounts on Mortgage Loans
Amortization and accretion on premiums and discounts on mortgage loans have been computed by the contractual method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“FAS 91”), effective January 1, 2005. Previously, amortization and accretion of premiums and discounts was computed using the retrospective method with estimated life, which requires a retrospective adjustment each time the FHLBNY changes the estimated remaining life of the mortgage loans. The retrospective method is intended to adjust the carrying value for the effects of all past cash flows and estimated future cash flows. The FHLBNY believes that the contractual method is preferable because under the contractual method, the income effects of premiums and discounts are recognized in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs without regard to changes in estimates based on assumptions about future borrower behavior. As a result of the change in accounting principle, income of $1.1 million, before assessments, was recorded on January 1, 2005 as a cumulative effect of change in accounting principle.
The Bank has considered the pro forma effects of retroactive application of the change in accounting principle under guidelines provided by APB Opinion No. 20, “Accounting Changes”, and has concluded that the amounts were de minimis for the years ended December 31, 2004 and 2003.
Recently Issued Accounting Standards & Interpretations
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 generally requires retrospective application to prior periods’ financial statements of all voluntary changes in accounting principle and changes required when a new pronouncement does not include specific transition provisions. This standard applies to FHLBNY effective January 1, 2006. As discussed under Accounting Adjustments in the previous paragraphs, the FHLBY adopted the contractual method for computing amortization and accretion of premiums and discounts and a cumulative effect of $1.1 million was recognized. The FHLBNY does not believe early adoption and a retrospective application to prior periods would have had a material impact on prior period reported results of operation or financial conditions of the FHLBNY.
In November 2005, the FASB issued FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, (“FSP 115-1”). FSP 115-1 supersedes EITF 03-01 and replaces the guidance set forth in EITF Topic No. 44. The guidance provides a model that should be followed in the determination of impairment on investment and debt securities. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. See Note 5 for temporary impairment disclosures related to investment securities. The FHLBNY does not expect FSP-115-1 to have a material impact on the FHLBNY’s financial statements.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FASB has proposed an amendment to Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”(“FAS 140”): The proposed amendment (1) provides guidance for determining whether financial assets must first be transferred to a qualifying special-purpose entity (“QSPE”) to be derecognized, (2) provides additional guidance on permitted activities of QSPEs, (3) eliminates the prohibition on a QSPE’s ability to hold passive derivative financial instruments that pertain to beneficial interests held by a transferor, and (4) requires that interest related to transferred financial assets held by a transferor must be initially measured at fair value. The FHLBNY has not yet evaluated the impact, if any, on its financial position.
DIG Issue B38 and DIG Issue B39. On June 30, 2005, the FASB issued Derivatives Implementation Group (“DIG”) Issue B38, “Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” and DIG Issue B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor.” DIG Issue B38 addresses an application issue when applying SFAS 133, paragraph 12(c) to a put option or call option (including a prepayment option) embedded in a debt instrument. DIG Issue B39 addresses the conditions in SFAS 133, paragraph 13(b) as they relate to whether an embedded call option in a hybrid instrument containing a host contract is clearly and closely related to the host contract if the right to accelerate the settlement of debt is exercisable only the debtor. DIG Issues B38 and B39 become effective for periods beginning after December 15, 2005. The FHLBNY does not expect DIG Issues B38 and B39 to have a material impact on its results of operations or financial condition at the time of adoption.
On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (“DIG Issue D1”). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities a replacement of FASB Statement 125 (“SFAS 140”) to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Bank), with earlier adoption allowed. The Bank has not yet determined the effect that the implementation of SFAS 155 will have on its earnings or statement of financial position.
In December 2005, the FASB issued FASB Staff Position No. SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” (“FSP SOP 94-6-1”). FSP SOP 94-6-1 addresses disclosure requirements for entities that originate, hold, guarantee, service, or invest in loan products whose terms may give rise to a concentration of credit risk. The effective date of FSP SOP 94-6-1 is for interim and annual periods ending after December 19, 2005. The implementation of the FSP did not have a material impact on the FHLBNY’s financial statements.
In December 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”).

Federal Home Loan Bank of New York
Notes to Financial Statements
SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows for loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP prohibits the creation of an allowance for loan losses in the initial accounting for all loans within its scope. The SOP also limits the income that can be recognized and specifies the accounting for future changes in expected cash flows on the acquired loans or securities. SOP 03-3 is effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The adoption did not have a material impact on the FHLBNY’s financial statements.
Note 3. Cash and due from banks
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in cash and due from banks.
Compensating balances
The FHLBNY maintained average required clearing balances with various Federal Reserve Banks of approximately $1.0 million for the years ended December 31, 2005 and 2004. The FHLBNY uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through deposit reserves
The FHLBNY acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks were $47.5 million and $54.1 million as of December 31, 2005 and 2004. The FHLBNY includes member reserve balances in Other liabilities in the Statements of Condition.
Note 4. Interest-bearing deposits
Interest-bearing deposits consist of deposits at financial institutions and certificates of deposit issued by banks and financial institutions. As of December 31, 2005 and 2004, interest-bearing deposits included cash pledged as collateral of $244.8 million and $1.1 billion to broker dealers and banks that have credit risk exposure related mainly to derivative contracts.
Note 5. Held-to-maturity securities
Held-to-maturity securities consist of mortgage- and asset-backed securities (collectively mortgage-backed securities or “MBS”), and state and local housing finance agency bonds. During the third quarter of 2003, the FHLBNY determined that there had been a significant deterioration in the creditworthiness of certain uninsured securities with an amortized cost of $1.0 billion backed by manufactured housing loans and certain other uninsured asset-backed securities with an amortized cost of $944.0 million backed by residential and business loans. The securities were classified as held-to-maturity, and all of these securities had been rated triple-A by at least two rating agencies at the time of purchase. To avoid exposure over time to further credit deterioration and in accordance with the provisions of SFAS 115, the FHLBNY sold held-to-maturity, mortgage-backed securities, incurring a loss on the sale of approximately $189.0 million and reducing the Bank’s net income by approximately $139.0 million.
During 2005, the FHLBNY sold two securities aggregating $14.0 million of held-to-maturity MBS for a gain of $145 thousand to “clean-up” the residual balances of the securities. The sales were considered “in-substance maturities”, in accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Federal Home Loan Bank of New York
Notes to Financial Statements
Held-to-maturity securities included securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Co. (“Freddie Mac”). Neither Fannie Mae nor Freddie Mac are agencies of the U.S. Government nor are their securities guaranteed by the U.S. Government.
Major Security Types
The amortized cost, gross unrealized gains and losses and the fair value of held-to-maturity securities were as follows (in thousands):

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State or local housing agency obligations	$992,578	$16,069	$—	$1,008,647
Mortgage-backed securities	8,573,863	72,908	(125,844)	8,520,927

Total	$9,566,441	$88,977	$(125,844)	$9,529,574

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State or local housing agency obligations	$1,056,982	$26,669	$(718)	$1,082,933
Mortgage-backed securities	10,813,692	220,060	(21,808)	11,011,944

Total	$11,870,674	$246,729	$(22,526)	$12,094,877

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State or local housing agency obligations	$1,164,486	$33,269	$(508)	$1,197,247
Mortgage-backed securities	10,194,881	361,756	(5,596)	10,551,041

Total	$11,359,367	$395,025	$(6,104)	$11,748,288

Federal Home Loan Bank of New York
Notes to Financial Statements
Temporary Impairment
The following table summarizes held-to-maturity securities with fair values below their amortized cost, i.e., in an unrealized loss position, as of December 31, 2005 and 2004. The fair values and unrealized losses are aggregated by major security type and rating, and by the length of time individual securities have been in a continuous unrealized loss position. Securities, to which different rating levels have been assigned by different rating agencies, i.e., split ratings, are assigned to the lower rating category.
The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities to recovery of their value. In addition, the FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis below represent temporary impairment at December 31, 2005 and 2004.
Temporary impairment at December 31, 2005 (in thousands):

	Less than 12 months		12 months or more
	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses
Mortgage- and residential asset-backed securities — fixed rate
AAA-rated	$2,812,278	$46,888	$2,548,174	$78,914
AA-rated	—	—	—	—
Below AA	—	—	—	—
Mortgage- and residential asset-backed securities — variable rate
AAA-rated	134,958	42	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—

	2,947,236	46,930	2,548,174	78,914

State and local housing finance agencigs — fixed rate
AAA-rated	—	—	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—
State and local housing finance agencies — variable rate
AAA-rated	—	—
AA-rated	—	—
Below AA	—	—	—	—

	—	—	—	—

Total temporarily impaired	$2,947,236	$46,930	$2,548,174	$78,914

There were 41 securities in a temporarily impaired condition for 12-months or longer at December 31, 2005, representing 21% of MBS securities in terms of the numbers of securities. In terms of the book value outstanding at December 31, 2005, the percentage was 29.7%, or $2.5 billion.

Federal Home Loan Bank of New York
Notes to Financial Statements
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

There were 7 securities in a temporarily impaired condition for 12-months or longer at December 31, 2004, representing 3% of MBS securities in terms of the numbers of securities. In terms of the book value outstanding at December 31, 2005, the percentage was less than 1%, or $7.3 million.
Redemption terms
The amortized cost and estimated fair value of held-to-maturity securities, by contractual maturity, are shown below (in thousands). Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31, 2005		December 31, 2004
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	12,853	13,415	—	—
Due after five years through ten years	35,930	36,922	48,063	50,156
Due after ten years	943,795	958,310	1,008,919	1,032,777

State and local housing finance agency bonds	992,578	1,008,647	1,056,982	1,082,933

Mortgage-backed securities
Due in one year or less	—	—	—	—
Due after one year through five years	1,281,487	1,329,776	1,512,286	1,632,348
Due after five years through ten years	11,556	11,515	17,402	17,641
Due after ten years	7,280,820	7,179,636	9,284,004	9,361,955

Total mortgage-backed securities	8,573,863	8,520,927	10,813,692	11,011,944

Total securities	$9,566,441	$9,529,574	$11,870,674	$12,094,877

Federal Home Loan Bank of New York
Notes to Financial Statements
The amortized cost of mortgage-backed securities classified as held-to-maturity includes net premiums of $23.1 million and $26.3 million as of December 31, 2005 and 2004. Amortization expense, net of accretion that was charged to interest income was $1.2 million, $12.3 million, and $0.9 million for the years ended December 31, 2005, 2004 and 2003.
Interest rate payment terms
The following table summarizes interest rate payment terms for securities classified as held-to-maturity (in thousands):

	December 31, 2005	December 31, 2004
Amortized cost of held-to-maturity securities other than mortgage-backed securities
Fixed-rate	$343,478	$355,902
Variable-rate	649,100	701,080

	992,578	1,056,982

Amortized cost of held-to-maturity mortgage related securities
Pass-through securities
Fixed-rate	4,660,481	5,760,446
Variable-rate	510,789	1,321,394
Collateralized mortgage obligations
Fixed-rate	3,371,425	3,687,353
Variable-rate	31,168	44,499

	8,573,863	10,813,692

Total	$9,566,441	$11,870,674

Note 6. Available-for-sale securities
Available-for-sale securities consisted of variable-rate, mortgage-backed securities. Unrealized gains are summarized as follows (in thousands).

	December 31, 2005	December 31, 2004
Mortgage-backed securities — amortized cost	$—	$711,123
Unrealized gain on available-for-sale securities	—	2,240

Estimated Fair Value	$—	$713,363

Available-for-sale securities at December 31, 2004 included securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Co. (“Freddie Mac”). Neither Fannie Mae nor Freddie Mac are agencies of the U.S. Government nor are their securities guaranteed by the U.S. Government.
Realized gains from the sale of available-for-sale securities was $1.8 million in 2005 and $0 in 2004 and the amount was reclassified from Accumulated other comprehensive income to earnings in 2005. Proceeds from sales during 2005 amounted to $1.6 billion.

Federal Home Loan Bank of New York
Notes to Financial Statements
Redemption terms
The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, are shown below (in thousands). Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. There were no outstanding available-for-sale securities as of December 31, 2005.

	December 31, 2005		December 31, 2004
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years			711,123	713,363

Total	$—	$—	$711,123	$713,363

Note 7. Advances
Redemption terms
Advances outstanding at December 31, 2005 and 2004 (including AHP advances), at interest rates ranging from 1.25% to 8.29% in 2005 and 2004, are summarized below (dollars in thousands):

	December 31, 2005		December 31, 2004
		Weighted		Weighted
	Amount	Average	Amount	Average
Overdrawn demand deposit accounts	$—	0.00%	$237	4.75%
Due in one year or less	15,645,155	4.12%	23,111,281	2.90%
Due after one year through two years	8,858,008	4.16%	7,583,635	3.38%
Due after two years through three years	11,493,647	4.45%	7,967,893	3.05%
Due after three years through four years	2,641,601	4.90%	8,435,962	3.79%
Due after four years through five years	7,615,315	5.42%	2,300,288	4.91%
Thereafter	15,439,581	4.00%	17,865,330	4.65%

Total par value	61,693,307	4.35%	67,264,626	3.62%

Discount on AHP advances*	(624)		(786)
Net premium on advances*	1,122		1,784
SFAS 133 hedging adjustments*	207,729		1,241,863

Total	$61,901,534		$68,507,487

*	Discounts on AHP advances are amortized to interest income using the level-yield method and were not significant for all periods reported. Amortization of fair value basis adjustments were a charge to interest income and amounted to ($0.5) million, ($0.4) million, and ($1.3) million for the years ended December 31, 2005, 2004 and 2003. All other amortization charged to interest income aggregated ($0.7) million, ($0.7) million, and ($0.3) million for the years ended December 31, 2005, 2004 and 2003 .
The weighted average yield reported above is the weighted average original coupon rates of advances.
Prepayment fees charged to members when members prepay certain advances before original maturity are included in interest income from advances. Net prepayment fees reported in interest income were $6.6 million, $6.4 million, and $8.1 million for the years ended December 31, 2005, 2004, and 2003.

Federal Home Loan Bank of New York
Notes to Financial Statements
Amortization of basis on modified advances was a charge to interest income and aggregated $3.6 million, $3.8 million, and $3.2 million for the years ended December 31, 2005, 2004, and 2003.
The FHLBNY offers putable advances to members. With a putable advance, the FHLBNY effectively purchases a put option from the member that allows the FHLBNY to terminate the fixed-rate advance, which is normally exercised when interest rates have increased from those prevailing at the time the advance was made. When the FHLBNY exercises the put option, it will offer to extend additional credit on new terms. As of December 31, 2005 and 2004, the FHLBNY had putable advances outstanding totaling $26.1 billion and $24.5 billion.
The following table summarizes advances by year of maturity or next put date (in thousands):

	December 31, 2005	December 31, 2004
Overdrawn demand deposit accounts	$—	$237
Due in one year or less	33,494,173	39,671,293
Due after one year through two years	12,857,041	10,042,141
Due after two years through three years	10,476,785	9,475,176
Due after three years through four years	1,761,451	5,718,400
Due after four years through five years	1,600,715	804,388
Thereafter	1,503,142	1,552,991

Total par value	$61,693,307	$67,264,626

Security Terms
The FHLBNY lends to financial institutions involved in housing finance within its district. The FHLBank Act requires the FHLBNY to obtain sufficient collateral on advances to protect against losses and to accept as collateral on such advances only certain U.S. government or government agency securities, residential mortgage loans, cash or deposits in the FHLBNY and other eligible real estate-related assets. In addition, the FHLBNY is permitted, but not required, to accept collateral in the form of small business or agricultural loans (“expanded collateral”) from Community Financial Institutions (“CFIs”). It is the FHLBNY’s policy not to accept such expanded collateral for advances. Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances. As of December 31, 2005 and 2004, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:
(1)	Allows a member to retain possession of the collateral assigned to the FHLBNY, if the member executes a written security agreement and agrees to hold such collateral for the benefit of the FHLBNY; or

(2)	Requires the member specifically to assign or place physical possession of such collateral with the FHLBNY or its safekeeping agent.
Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member to the FHLBNY priority over the claims or rights of any other party. The two exceptions are claims that would be entitled to priority under otherwise applicable law or perfected security interests.
All member obligations with the FHLBNY must be fully collateralized throughout their entire term. The market value of collateral pledged to cover the $61.7 billion par value in outstanding advances as of December 31, 2005 totalled $148.1 billion, consisting of $131.4 billion in market value of eligible mortgages and $16.7 billion in market value of eligible securities, including cash collateral.

Federal Home Loan Bank of New York
Notes to Financial Statements
As of December 31, 2005, other outstanding member obligations totalling $248.3 million were collateralized by an additional $1.2 billion of pledged collateral. The pledged collateral comprised of $1.1 billion in mortgage loans and $83.8 million in securities and cash collateral. The outstanding member obligations consisted of $238.3 million of standby letters of credit (“LOC”); $0.075 million of collateralized value of outstanding derivatives, and $10.0 million representing the members’ credit enhancement guarantee amount (“MPFCE”) on loans sold to the FHLBNY through the MPF program. The FHLBNY’s underwriting and collateral requirements for securing LOCs are the same as its requirements for securing advances.
The total of collateral pledged to the FHLBNY includes excess collateral pledged above the FHLBNY’s minimum collateral requirements. These minimum requirements range from 103% to 125% of outstanding advances, based on the collateral type. It is not uncommon for members to maintain excess collateral positions with the FHLBNY for future liquidity needs. Based on several factors (e.g. advance type, collateral type or member financial condition) members are required to comply with specified collateral requirements, including but not limited to, a detailed listing of pledged mortgage collateral and/or delivery of pledged collateral to FHLBNY or its designated collateral custodian(s). For example, all pledged securities collateral must be delivered to the FHLBNY’s nominee name at Citibank, N.A., and its securities safekeeping custodian. Mortgage collateral that is required to be in the FHLBNY’s possession is typically delivered to the FHLBNY’s Jersey City, New Jersey facility. However, in certain instances, delivery to an FHLBNY approved custodian may be allowed.
As of December 31, 2005, members pledged a total of $149.3 billion in collateral to the FHLBNY. At minimum, each member pledged sufficient collateral to adequately secure their outstanding obligations with the FHLBNY. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs. Of the total collateral securing all outstanding member obligations, $22.9 billion was in the FHLBNY’s physical possession or that of its safekeeping agent(s); $126.4 billion was specifically listed; and $0.05 billion was permitted by the FHLBNY to be physically retained by the borrowing member without detailed reporting required.
Credit Risk
The FHLBNY has never experienced a credit loss on an advance. The management of the FHLBNY has policies and procedures in place to appropriately manage credit risk. There were no past due advances and all advances were current for each of the periods ended December 31, 2005 and 2004. Management does not anticipate any credit losses, and accordingly, the FHLBNY has not provided an allowance for credit losses on advances.
The FHLBNY’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2005, the FHLBNY had advances of $103.7 million to Washington Mutual Bank, FA, a member of the FHLBank of San Francisco, representing 0.2% of total advances outstanding. These advances were acquired by Washington Mutual Bank, FA as a result of its acquisition of The Dime Savings Bank of New York, FSB. The FHLBNY also had advances of $23.5 billion outstanding to five member institutions, representing 38.1% of total advances outstanding at December 31, 2005. The FHLBNY held sufficient collateral to cover the advances to these institutions, and it does not expect to incur any credit losses.

Federal Home Loan Bank of New York
Notes to Financial Statements
Interest Rate Payment Terms
The following table summarizes interest rate payment terms for advances (dollars in thousands):

	December 31, 2005		December 31, 2004
		Percentage		Percentage
	Amount	of total	Amount	of total
Fixed-rate	$48,148,028	78.05%	$53,373,084	79.35%
Variable-rate	11,927,085	19.33%	11,959,522	17.78%
Variable-rate capped	1,618,194	2.62%	1,932,020	2.87%

Total par value	$61,693,307	100.00%	$67,264,626	100.00%

Variable-rate advances were mainly indexed to the Federal funds effective rate or LIBOR.
Note 8. Affordable Housing Program and REFCORP
Section 10(j) of the FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10% of the current year’s adjusted income after the assessment for REFCORP. The FHLBNY charges the amount set aside for AHP to income and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use subsidies. If the result of the aggregate 10% calculation described above is less than $100 million for all twelve FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks, based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of the twelve FHLBanks. There was no shortfall in either 2005 or 2004. The FHLBNY had outstanding principal in AHP-related advances of $6.9 million and $8.1 million as of December 31, 2005 and 2004.
Note 9. Mortgage loans held-for-portfolio
Mortgage Partnership Finance Program loans (“MPF”) predominate the mortgage loans held-for-investment. The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from or originated through its participating members. Included in outstanding balances are $48.7 million and $46.6 million at December 31, 2005 and 2004 with respect to loans originated by the FHLBNY. The members retain servicing rights and may credit-enhance the portion of the loans participated to the FHLBNY. No intermediary trust is involved.
Also included in mortgage loans are loans in the Community Mortgage Asset program (“CMA”), which has been inactive since 2001. In the CMA program, FHLBNY participated in residential, multi-family and community economic development mortgage loans originated by its members. Outstanding balances of CMA loans were $9.6 million and $12.3 million at December 31, 2005 and 2004.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table presents information on mortgage loans held-for-portfolio (in thousands):

	December 31,
	2005	Percentage	2004	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$596,236	40.8%	$516,666	44.2%
Fixed long-term single-family mortgages	853,738	58.5%	641,730	54.8%
Multi-family mortgages	6,859	0.5%	9,493	0.8%
Non-residential mortgages	2,713	0.2%	2,771	0.2%

Total par value	1,459,546	100.0%	1,170,660	100.0%

Net unamortized premiums	14,789		13,294
Net unamortized discounts	(6,381)		(4,882)
Basis adjustment	(429)		(482)

Total mortgage loans held-for-portfolio	1,467,525		1,178,590

Allowance for credit losses	(582)		(507)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,466,943		$1,178,083

Amortization expense, net of accretion, that was reported as a charge to interest income was $0.9 million, $1.9 million, and $1.5 million for the years ended December 31, 2005, 2004 and 2003. Amortization of the basis adjustment was insignificant for all periods reported.
The par value of mortgage loans held-for-portfolio outstanding as of December 31, 2005 and 2004 was comprised of Federal Housing Administration and Veteran Administration insured loans totaling $14.3 million and $20.6 million and conventional and other loans totaling $1.4 billion and $1.2 billion, respectively.
As also discussed in Note 1, Summary of Significant Accounting Policies — Mortgage loans held-for-portfolio, the FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 basis points but varies with the particular MPF program. The amount of the first layer, or FLA, was estimated as $11.3 million and $9.3 million at December 31, 2005 and 2004. The FLA is not recorded or reported as a reserve for loan losses. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the Participating Financial Institution (“PFI”) has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued aggregated $1.5 million, $0.9 million, and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, and were reported as a reduction to mortgage loan interest income.
The amounts of charge-offs in all periods reported were insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following provides roll-forward analysis of the allowance account for credit losses (in thousands):

	For the years ended
		December 31,
	2005	2004	2003
Balance, beginning of period	$507	$507	$428

Charge offs	—	—	—
Recoveries	—	—	—

Net charge- off	—	—	—

Provision for credit losses	75	—	79

Balance, end of period	$582	$507	$507

As of December 31, 2005 and 2004, the FHLBNY had $803 thousand and $519 thousand of non-accrual loans. The estimated fair value of the mortgage loans as of December 31, 2005 and 2004 is reported in Note 20. Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements. As of December 31, 2005 and 2004, the FHLBNY had no investment in impaired mortgage loans, other than the non-accrual loans.
The following table summarizes Mortgage loans held-for-portfolio, all Veterans Administrations insured loans, past due 90 days or more and still accruing interest (in thousands):

	December 31, 2005	December 31, 2004
Secured by 1-4 family	$1,373	$1,898

Note 10. Related party transactions
The FHLBNY is a cooperative and the members own all of the stock of the FHLBNY. The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The FHLBNY conducts its advances business almost exclusively with members. Therefore, in the normal course of business, the FHLBNY extends credit to members, whose officers may serve as directors of the FHLBNY, on market terms that are no more favorable to them than comparable transactions with other members. Capital stock ownership is a prerequisite to transacting any business with the FHLBNY.
The FHLBNY considers its transactions with its members and non-member stockholders as related parties in addition to transactions with other FHLBanks, the Office of Finance, and the Finance Board.
The FHLBNY may from time to time borrow or sell overnight and term Federal funds at market rates to members.
In limited circumstances, the FHLBNY may transfer consolidated obligation bonds to or from other FHLBanks in exchange for cash (See Note 13).
In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage

Federal Home Loan Bank of New York
Notes to Financial Statements
loans from its members. Transactions are at market rates. The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the MPF loans originated by members of the FHLBNY was $531.7 million from inception of the program through mid-2004. Since then, the FHLBNY has not shared its purchases. Fees paid to the FHLBank of Chicago were $416 thousand, $147 thousand and $0 for the years ended December 31, 2005, 2004 and 2003.
No mortgage-backed securities were acquired from other FHLBanks.
Notional amounts of $130.0 million and $112.0 million were outstanding at December 31, 2005 and 2004 in which the FHLBNY acted as an intermediary to sell derivatives to members. These were offset by identical transactions with unrelated derivatives counterparties. Fair values of these transactions at December 31, 2005 and 2004 were not material. The intermediated derivative transactions were fully collateralized.
Loans to other Federal Home Loan Banks
There were no outstanding uncollateralized loans to other FHLBanks as of December 31, 2005 and 2004. Such uncollateralized loans averaged $274 thousand, $6.7 million, and $68.2 million for the years ended December 31, 2005, 2004 and 2003. The maximum balance was $100.0 million and $385.0 million for the years ended December 31, 2005 and 2004. Interest income from such loans were $9 thousand, $78 thousand and $2.5 million for the years ended December 31, 2005, 2004 and 2003.
Borrowings from other Federal Home Loan Banks
The FHLBNY borrows from other FHLBanks, generally for a period of one day. Such borrowings averaged $2.1 million, $9.5 million and $22.2 million for the years ended December 31, 2005, 2004 and 2003. There were no borrowings outstanding as of December 31, 2005 and 2004. Interest expense for the years ended December 31, 2005, 2004 and 2003 was $67 thousand, $110 thousand, and $268 thousand, respectively.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following tables summarize outstanding balances and transactions with related parties at December 31, 2005 and 2004 (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital

	December 31, 2005		December 31, 2004
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$22,114	$—	$22,376
Interest-bearing deposits	—	8,699,107	—	2,806,870
Federal funds sold	—	2,925,000	—	2,972,000
Available-for-sale securities	—	—	—	713,363
Held-to-maturity securities	—	9,566,441	—	11,870,674
Advances	61,901,534	—	68,507,487	—
Mortgage loans*	—	1,466,943	—	1,178,083
Accrued interest receivable	276,796	100,457	252,517	63,251
Premises and equipment, net	—	11,257	—	13,030
Derivative assets	—	19,197	—	11,048
Other assets**	—	24,672	—	28,261

	$62,178,330	$22,835,188	$68,760,004	$19,678,956

Liabilities
Deposits	$2,657,662	$—	$2,297,619	$—
Consolidated obligations	—	77,279,147	—	80,156,982
Mandatorily redeemable capital stock	18,087	—	126,581	—
Accrued interest payable	—	498,318	—	437,743
Affordable Housing Program****	91,004	—	81,580	—
Payable to REFCORP	—	14,062	—	9,966
Derivative liabilities	—	491,866	—	1,372,195
Other liabilities***	47,468	30,524	54,082	23,082

Total liabilities	2,814,221	78,313,917	2,559,862	81,999,968

Capital	3,885,380	—	3,879,130	—

	$6,699,601	$78,313,917	$6,438,992	$81,999,968

*	Includes de minimis amount of mortgage loans purchased from members of another FHLBank.

**	Includes not significant amounts of miscellaneous assets that are considered related party

***	Includes member pass-through reserves at the Federal Reserve Bank.

****	Funds not yet disbursed to eligible programs.

Federal Home Loan Bank of New York
Notes to Financial Statements
Related Party: Income and Expense transactions

	December 31, 2005		December 31, 2004		December 31, 2003
	Related	Unrelated	Related	Unrelated	Related	Unrelated
Interest income
Advances	$2,174,948	$—	$1,247,568	$—	$1,292,990	$—
Interest-bearing deposits	—	193,668	—	61,096	—	67,113
Federal funds sold	—	97,547	—	16,434	—	16,493
Available-for-sale securities	—	19,519	—	7,797	—	—
Held-to-maturity securities	—	566,009	—	545,660	—	652,207
Mortgage loans and participations*	—	69,312	—	48,291	—	29,099
Loans to other FHLBanks	9	—	78	—	2,491	—
Collateral pledged	—	33	—	48	—	62

Total interest income	$2,174,957	$946,088	$1,247,646	$679,326	$1,295,481	$764,974

Interest expense
Consolidated obligations	$—	$2,660,797	$—	$1,631,221	$—	$1,733,663
Deposits	62,237	—	21,913	—	27,977	—
Mandatorily redeemable stock	2,747	—	5,201	—	—	—
Cash collateral held and other	67	225	111	34	24	268

Total interest expense	$65,051	$2,661,022	$27,225	$1,631,255	$28,001	$1,733,931

Service fees	$4,666	$—	$4,751	$—	$4,936	$—

*	Includes de minimis amount of mortgage interest income from loans purchased from members of another FHLBank.
Note 11. Deposits
The FHLBNY offers demand and overnight deposits to members. A member that services mortgage loans may deposit in the FHLBNY funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.
The following table summarizes term deposits (in thousands):

	December 31, 2005	December 31, 2004
Due in one year or less	$19,525	$101,000

Total term deposits	$19,525	$101,000

Note 12. Borrowings
Securities sold under agreements to repurchase
The FHLBNY had no amounts of securities sold under agreement to repurchase as of December 31, 2005 and 2004. Terms, amounts and outstanding balances of borrowings from other Federal Home Loan Banks are described under Note 10, Related party transactions.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 13. Consolidated obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. Consolidated bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.
The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations. Although it has never occurred, to the extent that an FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Board determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Board may determine.
Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume such an obligation on behalf of other FHLBanks.
The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $937.4 billion and $869.2 billion as of December 31, 2005 and 2004, respectively.
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
The FHLBNY met the qualifying unpledged asset requirements in each of the years reported as follows:

	December 31,
	2005	2004
Percentage of unpledged qualified assets to consolidated obligations	110%	109%

Federal Home Loan Bank of New York
Notes to Financial Statements
To provide the holders of consolidated obligations issued before January 29, 1993 (prior bondholders) with the protection equivalent to that provided under the FHLBanks’ previous leverage limit of twelve times the FHLBanks’ capital stock, prior bondholders have a claim on a certain amount of the qualifying assets [Special Asset Account (SAA)] if capital stock is less than 8.33% of consolidated obligations. As of December 31, 2005 and 2004, the combined FHLBanks’ capital stock was 4.64% and 4.74% of the par value of consolidated obligations outstanding, and the SAA balance was approximately $110 thousand at December 31, 2005 and $219 thousand at December 31, 2004. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders, if its capital-to-assets ratio falls below 2%. No transfer has been made because the ratio has never been below 2%.
The FHLBank Act authorizes the Secretary of the Treasury, at his or her discretion, to purchase consolidated obligations of the FHLBanks aggregating not more than $4 billion. The terms, conditions, and interest rates are determined by the Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the years ended December 31, 2005 and 2004.
General Terms
Consolidated obligations are issued with either fixed- or variable -rate coupon payment terms that use a variety of indices for interest rate resets. These indices include the London Interbank Offered Rate (“LIBOR”), Constant Maturity Treasury (“CMT”), 11th District Cost of Funds Index (“COFI”), and others. In addition, to meet the expected specific needs of certain investors in consolidated obligations, both fixed- and variable -rate bonds may also contain certain features that may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the FHLBNY may enter into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable- or fixed-rate bond.
These consolidated obligations, beyond having fixed-rate or simple variable -rate coupon payment terms, may also include Optional Principal Redemption Bonds (callable bonds) that the FHLBNY may redeem in whole or in part at its discretion on predetermined call dates, according to the terms of the bond offerings.
With respect to interest payments, consolidated bonds may also have step-up terms. Step-up bonds generally pay interest at increasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling the FHLBNY to call bonds at its option on the step-up dates.

Federal Home Loan Bank of New York
Notes to Financial Statements
Redemption Terms
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	December 31, 2005		December 31, 2004
		Weighted		Weighted
		Average		Average
Maturity	Amount	Rate	Amount	Rate

1 year or less	$21,715,080	3.57%	$25,348,025	2.64%
over 1 year through 2 years	15,632,185	3.83%	16,297,480	3.41%
over 2 years through 3 years	11,266,170	4.19%	8,688,675	3.54%
over 3 years through 4 years	2,690,100	4.06%	4,561,750	4.00%
over 4 years through 5 years	2,250,700	4.35%	2,227,200	3.89%
over 5 years through 6 years	931,500	4.56%	1,028,350	4.57%
Thereafter	2,632,700	5.09%	2,434,650	5.14%

Total par value	57,118,435	3.90%	60,586,130	3.26%
Bond premiums	48,547		112,768
Bond discounts	(19,244)		(19,957)
SFAS 133 fair value adjustments	(375,885)		(161,370)
Deferred net gains on terminated hedges	(3,231)		(2,215)

Total	$56,768,622		$60,515,356

Amortization of bond premiums and discounts resulted in net reduction of interest expense of $59.0 million, $57.0 million, and $52.2 million for the years ended December 31, 2005, 2004 and 2003. Amortization of basis adjustments from terminated hedges were a net charge of $1.4 million, $1.5 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003.
During the year ended December 31, 2005, the FHLBNY retired $359.5 million of consolidated bonds at a cost that exceeded book value by $14.8 million. The debt retired was associated with the prepayment of advances or commercial- mortgage- backed securities (“CMBS”) for which prepayment fees were received. During 2004, the FHLBNY retired $109.6 million of consolidated bonds at a cost that exceeded book value by $4.2 million.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY uses fixed-rate callable debt to finance callable advances and mortgage-backed securities. Simultaneous with such a debt issue, the FHLBNY may also enter an interest-rate swap (in which the FHLBNY pays variable and receives fixed) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The combined sold callable swap and callable debt allows the Bank to provide members attractively priced, fixed-rate advances.

	December 31, 2005	December 31, 2004
Non-callable/non-putable	$35,013,135	$40,355,470
Callable	22,105,300	20,230,660

Total par value	$57,118,435	$60,586,130

The following table summarizes consolidated bonds outstanding at December 31, 2005 and 2004 by year of maturity or next call date (in thousands):

	December 31, 2005	December 31, 2004
Year of Maturity or next call date
Due or callable in one year or less	$38,111,080	$37,897,285
Due or callable after one year through two years	9,131,685	12,616,220
Due or callable after two years through three years	6,727,170	4,948,175
Due or callable after three years through four years	844,600	3,202,750
Due or callable after four years through five years	855,000	696,700
Thereafter	1,448,900	1,225,000

Total par value	$57,118,435	$60,586,130

Interest rate payment terms
The following table summarizes interest rate payment terms for consolidated bonds at December 31, 2005 and 2004 (in thousands).

	December 31, 2005	December 31, 2004
Fixed-rate, Non-callable	$34,113,135	$34,635,470
Fixed-rate, Callable	15,687,300	19,001,260
Step Ups	6,443,000	1,260,000
Single-index Floating Rate	875,000	5,689,400

Total	$57,118,435	$60,586,130

Interbank transfers of consolidated bonds
In order to meet the FHLBNY’s asset and liability management objectives during 2005, $6.0 million par value of consolidated bonds maturing on February 18, 2005 was transferred to the FHLBNY from other FHLBanks in exchange for cash. In 2004, four consolidated obligation bonds aggregating $207.2 million at par were transferred to the FHLBNY from other FHLBanks in exchange for cash.

Federal Home Loan Bank of New York
Notes to Financial Statements
Discount notes
Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 360 days. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding in consolidated discount notes, all of which are due within one year, was as follows (dollars in thousands):

			Weighted
	Book	Par	Average
	Value	Value	Interest Rate
December 31, 2005	$20,510,525	$20,651,191	4.05%

December 31, 2004	$19,641,626	$19,670,201	1.90%

Note 14. Mandatorily redeemable capital stock
The FHLBNY adopted SFAS 150 based on the characteristics of the FHLBNY’s stock, SFAS 150’s definition of a nonpublic entity, and the definition of an SEC registrant in FASB Staff Position No. SFAS 150-3 (FSP 150-3). The FHLBNY is a cooperative whose member financial institutions own all of the FHLBNY’s capital stock. Member shares cannot be purchased or sold except between the FHLBank and its members at its $100 per share par value. Also, the FHLBNY does not have equity securities that trade in a public market. Future filings with the SEC are not in anticipation of the sale of equity securities in a public market as the FHLBNY is prohibited by law from doing so, and the FHLBNY is not controlled by an entity that has equity securities traded or contemplated to be traded in a public market. Therefore, the FHLBNY is a nonpublic entity based on the definition of SFAS 150. In addition, although the FHLBNY is a nonpublic entity, the FHLBanks issue consolidated obligations that are traded in the public market. Based on this factor, the FHLBNY adopted SFAS 150 as of January 1, 2004, as a nonpublic SEC registrant.
In compliance with SFAS 150, the FHLBNY reclassified the stock subject to redemption from equity to liability once a member irrevocably exercises a written redemption right, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the statement of income. The repayment of these mandatorily redeemable financial instruments will be reflected as financing cash out flows in the statement of cash flows once settled.
If a member cancels notice of withdrawal, the FHLBNY will reclassify mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
On January 1, 2004, the FHLBank reclassified $357.9 million of its outstanding capital stock to “mandatorily redeemable capital stock” in the liability section of the Statement of Condition. Upon adoption, the FHLBank also recorded estimated dividends earned as a part of the carrying value of the mandatorily redeemable capital stock. The difference between the prior carrying amount and the mandatorily redeemable capital stock of $1.3 million was recorded as a cumulative effect of a change in accounting principle in the Statement of Income.

Federal Home Loan Bank of New York
Notes to Financial Statements
For the years ended December 31, 2005 and 2004, dividends on mandatorily redeemable capital stock in the amount of $2.7 million and $1.7 million were recorded as interest expense.
As a result of a dissolution one member requested withdrawal from membership in May 2005, and the FHLBNY redeemed 917 shares in June 2005. As of December 31, 2005, there were no other members who had notified the FHLBank of their intent to voluntarily redeem their capital stock, either due to merger and acquisition, or withdrawal from membership. No member’s or non-members’ redemption request remained pending at December 31, 2005.
At December 31, 2005, the mandatorily redeemable capital stock totaled $18.1 million and was held by former members who had attained non-member status by virtue of being acquired by non-members. Substantially all of the former members became non-members in 2002.
Anticipated redemption terms of mandatorily redeemable capital stock were as follows (in thousands):

	December 31, 2005	December 31, 2004
Redemption within one year	$109	$106,141
Redemption after one year through two years	7,904	175
Redemption after three years through five years	10,034	9,923
Redemption after six years through ten years	40	10,294
Redemption after eleven years through fifteen years	—	48

	$18,087	$126,581

Dividends related to capital stock classified as mandatorily redeemable were accrued at an estimated dividend rate and reported as interest expense in the Statements of Income. At December 31, 2005, the FHLBNY had estimated a 5.25% dividend payout due to holders of mandatorily redeemable capital stock averaging $19.5 million during the fourth quarter of 2005, and a liability of $257.5 thousand representing accrued dividend was recognized as an expense. The actual rate of dividend that was paid on January 31, 2006 was 5.11%.
The FHLBNY’s activity for mandatorily redeemable capital stock was as follows in 2005 and 2004 (in thousands). Roll forward amounts for 2003 are not provided because the FHLBNY adopted SFAS 150 on January 1, 2004.

	December 31, 2005	December 31, 2004
Balance, beginning of year	$126,581	$—
Capital stock subject to mandatory redemption reclassified from equity	—	357,887
Redemption of mandatorily redeemable capital stock	(108,494)	(231,306)

Balance, end of year	$18,087	$126,581

Net accrued interest payable, end of the year	$258	$1,228

(5.25% annualized for 2005; 3.00% annualized for 2004)

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 15. Capital
The FHLBanks, including the FHLBNY, have a unique cooperative structure. To access FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in FHLBNY. The members’ stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement, as prescribed by the FHLBank Act. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY.
In November 1999, the FHLBank Act was significantly modified by the Federal Home Loan Bank System Modernization Act, which was enacted as Title VI of the Gramm-Leach-Bliley Act (“GLB Act”). The GLB Act established voluntary membership for all members. Any member may withdraw from membership and have its capital stock redeemed after providing to the FHLBNY the required notice.
On June 2, 2000, the Finance Board set the FHLBanks’ leverage limit requirements. The Finance Board limits each FHLBank’s assets generally to no more than 21 times its capital. Nevertheless, an FHLBank whose non-mortgage assets, after deducting deposits and capital, do not exceed 11% of its assets may have total assets in an amount not greater than 25 times its capital. At December 31, 2005 and 2004, FHLBNY met its regulatory requirements as follows:

	December 31, 2005		December 31, 2004
	Actual	Limits	Actual	Limits
Mortgage securities investment authority	220%	300%	287%	300%

Leverage limits (Note 1)
Ratio of total assets to capital limit	N/A	N/A	22.10	25 times

Percentage of non-mortgage assets to total assets*	N/A	N/A	(0.34)%	11.00%

Note 1: As of December 1, 2005, the FHLBNY was no longer subject to this particular leverage ratio, which was superseded by risk-based capital ratios upon implementation of the new capital plan on December 1, 2005.

* Under applicable regulations (12 CFR Part 966.3), deposit liabilities are subtracted and capital are subtracted from non-mortgage assets before calculating the ratio of non-mortgage assets to total assets. A negative percentage also indicates the limit has been met. For the purposes of this section, the amount of non-mortgage assets (after subtracting deposits and capital) equals total assets after deduction of: advances, acquired member assets, standby letters of credit, intermediary derivative contracts, and certain investments in MBS and state or local governmental units or agencies.
The GLB Act resulted in a number of changes in the capital structure of the FHLBanks. The GLB Act also removed the provision that required a non-thrift member to purchase additional stock to borrow from the FHLBank if the non-thrift member’s mortgage-related assets were less than 65 percent of total assets. A member may, at the FHLBank’s discretion, redeem at par value any capital stock greater than its statutory requirement or sell it at par value to another member of that FHLBank. The final Finance Board capital rule was published on January 30, 2001, and required each FHLBank to submit a capital structure plan (“Capital Plan”) to the Finance Board by October 29, 2001 in accordance with the provisions of the GLB Act and final capital rule. The Finance Board approved the FHLBNY’s Capital Plan on July 18, 2002. FHLBNY’s plan to convert to the new stock by October 2003 was deferred as a result of the loss of $189.2 million from the sale of credit deteriorated MBS in the third quarter of 2003.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY converted to the new plan on December 1, 2005. Until then, the Act required members to hold capital stock in the FHLBNY equal to the greater of:
•	5 % of the member’s total outstanding advances plus 5 percent of the FHLBNY’s interest in the aggregate unpaid principal balance of all loans sold by the members to the FHLBNY, or

•	1% of the member’s total unpaid principal balance of residential mortgage loans (usually as of the most recent year-end), or

•	$500.
Under the new plan, each FHLBank may offer two classes of stock. Members can redeem Class A stock by giving six months’ notice, and members can redeem Class B stock by giving 5 year’s notice. Only “permanent” capital, defined as retained earnings and Class B stock, satisfies the FHLBank risk based capital requirement. In addition, the GLB Act specifies a 5 percent minimum leverage ratio based on total capital and a 4 percent minimum capital ratio that does not include the 1.5 weighting factor applicable to the permanent capital that is used in determining compliance with the 5 percent minimum leverage ratio.
On December 1, 2005, the FHLBNY implemented its new capital plan through the issuance of Class B stock and the conversion was considered a capital exchange and was accounted for at par value. Members’ capital stock held immediately prior to the conversion date was automatically exchanged for an equal amount of Class B Capital Stock, comprised of Membership Stock (referred to as “Subclass B1 Stock”) and Activity-Based Stock (referred to as “Subclass B2 Stock”).
The GLB Act made membership voluntary for all members. Any member that withdraws from membership must wait 5 years from the divestiture date for all capital stock that is held as a condition of membership, as that requirement is set out in the FHLBNY’s capital plan, unless the institution has cancelled its notice of withdrawal prior to that date, before being readmitted to membership in any FHLBank.
With the implementation of the new capital plan on December 1, 2005, the FHLBNY is subject to risk-based capital rules. Specifically, the FHLBNY is subject to three capital requirements under the new capital structure plan. First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the FHLBNY policy and rules and regulations of the Finance Board. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Board may require the FHLBNY to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements. In addition, the FHLBNY is required to maintain at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 time divided by total assets. The FHLBNY was in compliance with the aforementioned capital rules and requirements. Mandatorily redeemable capital stock is considered capital for determining the FHLBNY’s compliance with its regulatory requirements.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table shows the risk-based capital ratios at December 31, 2005 (dollars in thousands):

	December 31, 2005
	Required	Actual
Regulatory capital requirements:
Risk-based capital*	$626,486	$3,899,954
Total capital-to-asset ratio	4.00%	4.57%
Total capital	$3,400,541	$3,899,954
Leverage ratio	5.00%	6.88%
Leverage capital	$4,250,676	$5,849,931

* Note: December 31, 2004 information is not presented as risk-based capital ratios were adopted on December 1, 2005, on implementation of the new Capital Plan. The FHLBNY’s leverage ratio of 22.10% representing total assets to capital at December 31, 2004 was in compliance with the Finance Board’s leverage ratio requirements prior to the implementation of the new capital plan and the adoption of risk-based capital. (See Note 13 – consolidated obligations).
The Finance Board has confirmed that the SFAS 150 accounting treatment for certain shares of its capital stock will not affect the definition of total capital for purposes of determining the FHLBank’s compliance with its regulatory capital requirements, calculating its mortgage securities investment authority (300 percent of total capital), calculating its unsecured credit exposure to other GSEs (100 percent of total capital), or calculating its unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).
The FHLBNY’s board of directors may declare and pay dividends in either cash or capital stock only from retained and current earnings.
Note 16. Total comprehensive income
Total comprehensive income is comprised of Net income and Accumulated other comprehensive income (loss), which includes unrealized gains on available -for-sale securities, cash flow hedging activities and additional minimum liability on Benefits Equalization Plan. Changes in Accumulated other comprehensive income (loss) for the three years ended December 31, 2005 were as follows (in thousands):

	Available-		Benefits	Accumulated other
	for-sale	Cash-flow	Equalization	Comprehensive
	securities	hedges	Plan	Income (Loss))
Balance, December 31, 2002	$—	$—	$—	$—

Net change	—	(13)	(2,013)	(2,026)

Balance, December 31, 2003	—	(13)	(2,013)	(2,026)

Net change	2,240	911	(476)	2,675

Balance, December 31, 2004	2,240	898	(2,489)	649

Net change	(2,240)	4,454	650	2,864

Balance, December 31, 2005	$—	$5,352	$(1,839)	$3,513

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 17. Earnings per share of capital
The following table sets forth the computation of earnings per share of capital (dollars in thousands except per share data):

	2005	2004	2003
Net income before cumulative effects of changes in accounting principles	$229,049	$162,581	$45,816
Cumulative effects of changes in accounting principles	1,109	(1,305)	—

Net income available to stockholders	$230,158	$161,276	$45,816

Weighted average shares of capital	36,591	37,917	40,816
Less: Mandatorily redeemable capital	(427)	(2,467)	—

Average number of shares of capital used to calculate earnings per share	36,164	35,450	40,816

Earnings per share of capital before cumulative effects of changes in accounting principles	$6.33	$4.59	$1.12
Cumulative effects of changes in accounting principles	0.03	(0.04)	—

Net earnings per share of capital	$6.36	$4.55	$1.12

Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents.
Note 18. Employee retirement plans
The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“DBF”). The DBF is a tax-qualified defined-benefit pension plan, formerly known as the Financial Institutions Retirement Fund. The plan covers substantially all officers and employees of the FHLBNY. The FHLBNY’s contributions to the DBF through June 30, 1987 represented the normal cost of the plan. The plan reached the full-funding limitation, as defined by the Employee Retirement Income Security Act, for the plan year beginning July 1, 1987, because of favorable investment and other actuarial experience during previous years. As a result, the DBF suspended employer contributions for all plan years ending after June 30, 1987 through 2001. Contributions to the plan resumed in 2002. Contributions to the DBF charged to operating expenses for the years ended December 31, 2005, 2004 and 2003 were $6.6 million, $4.8 million, and $2.8 million respectively. The DBF is a multi-employer plan and does not segregate its assets, liabilities, or costs by participating employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the FHLBNY are not made.
The FHLBNY also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The FHLBNY’s contributions are equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBNY contributed $1.1 million, $1.0 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003.

Federal Home Loan Bank of New York
Notes to Financial Statements
In addition, the FHLBNY maintains a deferred compensation plan, available to all employees, which is, in substance, an unfunded supplemental retirement plan, referred to as the Benefits Equalization Plan. The plan’s liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals.
The accrued pension cost for the FHLBNY’s supplemental retirement plan were as follows (in thousands):

	2005	2004
Accumulated benefit obligation	$10,425	$8,819
Effect of future salary increase	2,961	2,606

Projected benefit obligation	13,386	11,425
Unrecognized prior service cost	332	383
Unrecognized net (gain)	(5,132)	(5,478	)*

Accrued pension cost	$8,586	$6,330	*

*	Revised
Minimum obligations for the plan were $10.4 million and $8.8 million as of December 31, 2005 and 2004, representing accumulated benefit obligation on these dates.
Changes in the projected benefit obligation for the FHLBNY’s supplemental retirement plan were as follows (in thousands):

	2005	2004
Projected benefit obligation at the beginning of the year	$11,425	$10,760
Service	526	600
Interest	676	664
Benefits paid	(341)	(303)
Actuarial loss	499	—
Change in discount rate	601	351
Retiree and deferred vested cost	—	(647)

Projected benefit obligation at the end of the year	$13,386	$11,425

Amounts recognized in the Statements of Condition for the FHLBNY’s supplemental retirement plan were as follows (in thousands):

	2005	2004
Accrued benefit obligation	$10,425	$8,819
Net amount recognized	(8,586)	(6,330)

Accumulated other comprehensive loss	$1,839	$2,489

Federal Home Loan Bank of New York
Notes to Financial Statements
Changes in the supplemental retirement plan assets were as follows (in thousands):

	2005	2004
Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	341	303
Benefits paid	(341)	(303)

Fair value of the plan assets at the end of the year	$—	$—

Components of the net periodic pension cost for the FHLBNY’s supplemental retirement plan were as follows (in thousands):

	2005	2004	2003
Service	$526	$600	$379
Interest	676	664	512
Amortization of unrecognized prior service cost	(50)	(50)	(50)
Amortization of unrecognized net loss	823	671	372

Net periodic benefit cost	$1,975	$1,885	$1,213

The measurement date used to determine current period benefit obligation for the supplemental retirement plan was December 31, 2005.
Key assumptions and other information for the actuarial calculations to determine current year’s benefit obligations for the FHLBNY’s supplemental retirement plan were as follows (dollars in thousands):

	2005	2004	2003
Discount rate	5.50%	6.00%	6.25%
Salary Increases	5.50%	5.50%	5.50%
Amortization period (years)	7	8	8
Benefits paid during the year	$(341)	$(303)	$(207)
The discount rate was based on the Citigroup Pension Liability Index, rounded to the nearest quarter point.

Federal Home Loan Bank of New York
Notes to Financial Statements
Estimated future benefit payments, which reflect expected future services, as appropriate, are expected to be paid as follows (in thousands):

Years	Payments
2006	$410
2007	470
2008	551
2009	610
20010	661
2011-2015	4,471

$7,173

The net periodic benefit cost for 2006 is expected to be $2.0 million.
The FHLBNY also offers a postretirement health benefit plan to retirees. There are no funded plan assets that have been designated to provide postretirement health benefits. Assumptions used in determining the accumulated postretirement benefit obligation included a discount rate of 5.50%. The effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $211 thousand and in APBO of $1.6 million. The effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $170 thousand and in APBO of $1.3 million. Employees over the age of 55 are eligible provided they have completed ten years of service after age 45.
Changes in the accumulated postretirement benefit obligation for the FHLBNY’s postretirement health benefits plan for the years ended December 31, 2005 and 2004 were (in thousands):

	2005	2004
Accumulated postretirement benefit obligation at the beginning of the year	$9,478	$6,132
Service cost	505	498
Interest cost	546	495
Actuarial loss	199	1,406
Benefits paid	(408)	(326)
Participants’ contributions	48	41
Change in plan assumptions	—	1,232

Accumulated postretirement benefit obligation at the end of the year	10,368	9,478

Unrecognized net gain	(1,153)	(1,949)

Accrued postretirement benefit cost	$9,215	$7,529

Minimum obligations for the plan were $10.4 million and $9.5 million for the years ended December 31, 2005 and 2004, representing accumulated postretirement benefit obligation on these dates.

Federal Home Loan Bank of New York
Notes to Financial Statements
Changes in postretirement health benefit plan assets were as follows (in thousands):

	2005	2004
Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	360	285
Participant’s contributions	48	41
Benefits paid	(408)	(326)

Fair Value of plan assets at the end of the year	$—	$—

Components of the net periodic postretirement benefit cost for the FHLBNY’s postretirement health were as follows (in thousands):

	2005	2004	2003
Service cost (benefits attributed to service during the period)	$505	$498	$277
Interest cost on accumulated postretirement benefit obligation	546	495	353
Amortization of loss	574	361	80

Net periodic postretirement benefit cost	$1,625	$1,354	$710

The measurement date used to determine current year’s benefit obligation was December 31, 2005.
Key assumptions and other information to determine current year’s obligation for the FHLBNY’s postretirement health benefits plan were as follows:

	2005	2004	2003
Weighted average discount rate at the end of the year	5.50%	5.75%	6.25%

Health care cost trend rates:
Assumed for next year	8.00%	9.00%	8.00%
Ultimate rate	4.50%	4.50%	4.50%
Year that ultimate rate is reached	2010	2010	2010
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight- line	Straight- line
Unrecognized net (gain) or loss	Straight - line	Straight- line	Straight- line
The discount rate was based on the Citigroup Pension Liability Index, rounded to the nearest quarter point.

Federal Home Loan Bank of New York
Notes to Financial Statements
Estimated future benefits payments reflecting expected future services are expected to be as follows (in thousands):

Years	Payments
2006	$397
2007	418
2008	452
2009	505
2010	537
2011-2015	3,345

Total	$5,654

The Bank’s postretirement health benefits plan accrual for 2006 is expected to be $1.5 million.
Note 19. Derivatives
General – The FHLBNY may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements (collectively, derivatives) to manage its exposure to changes in interest rates. The FHLBNY may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The FHLBNY uses derivatives in three ways: by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset-liability management (i.e., a non-SFAS 133 economic hedge). For example, the FHLBNY uses derivatives in its overall interest-rate risk management to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to adjust the interest-rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the FHLBNY also uses derivatives to manage embedded options in assets and liabilities; to hedge the market value of existing assets and liabilities and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs.
A non-SFAS 133 economic hedge is defined as a derivative that hedges specific or non-specific underlying assets, liabilities or firm commitments, but does not qualify for hedge accounting under the rules of SFAS 133 but is an acceptable hedging strategy under the FHLBNY’s risk management program. These strategies also comply with Finance Board’s regulatory requirements. An economic hedge, by definition, introduces the potential for earnings variability due to the changes in fair value recorded on the derivative(s) that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments.
The FHLBNY, consistent with Finance Board’s regulation, enters into derivatives only to reduce the market risk exposures inherent in otherwise unhedged assets and funding positions. The FHLBNY utilizes derivatives in the most cost-efficient manner and may enter into derivatives that do not necessarily qualify for hedge accounting under SFAS 133 accounting rules. As a result, when entering into such non-qualified hedges, the FHLBNY recognizes only the change in fair value of these derivatives in Other income (loss) as Net realized and unrealized (loss) gain on derivatives and hedging activities, with no offsetting fair value adjustments for the asset, liability, or firm commitment.

Federal Home Loan Bank of New York
Notes to Financial Statements
Hedging activities
Consolidated Obligations – The FHLBNY manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. In addition, the FHLBNY requires collateral agreements on all derivative agreements with non-members. While consolidated obligations are the joint and several obligations of the FHLBanks, one or more FHLBanks may individually serve as counterparties to derivative agreements associated with specific debt issues. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and each of those FHLBanks simultaneously enters into a matching derivative in which the counterparty pays to the FHLBank fixed cash flows designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligation. Such transactions are treated as fair-value hedges under SFAS 133. In this typical transaction, the FHLBank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable- rate advances. This intermediation between the capital and swap markets permits the FHLBNY to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets. The FHLBNY has not issued consolidated obligations denominated in currencies other than U.S. dollars.
Advances – With issuances of putable advances, the FHLBNY may purchase from the member a put option that enables the FHLBNY to terminate the advance and extend additional credit on new terms. The FHLBNY may hedge a convertible advance by entering into a cancellable derivative where the FHLBNY pays fixed and receives variable. This type of hedge is treated as a fair value hedge under SFAS 133. The swap counterparty can cancel the derivative on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance or extend additional credit on new terms.
The optionality embedded in certain financial instruments held by the FHLBNY can create interest-rate risk. When a member prepays an advance, the FHLBNY could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the FHLBNY generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. When the Bank offers advances (other than short-term advances) that members may prepay without a prepayment fee, it usually finances such advances with callable debt or otherwise hedges the options.
Mortgage Loans – The FHLBNY invests in mortgage assets. The prepayment options embedded in mortgage assets can result in extensions or reductions in the expected maturities of these investments, depending on changes in estimated prepayment speeds. Finance Board regulation limits this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life changes under certain interest-rate shock scenarios and by establishing limitations on duration of equity and change in market value of equity. The FHLBNY may manage against prepayment and duration risk by funding some mortgage assets with consolidated obligations that have call features. In addition, the FHLBNY may use derivatives to manage the prepayment and duration variability of mortgage assets. Net income could be reduced if the FHLBNY replaces the mortgages with lower yielding assets and if the Bank’s higher funding costs are not reduced concomitantly.
The FHLBNY manages the interest-rate and prepayment risks associated with mortgages through debt issuance. The FHLBNY issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The FHLBNY analyzes the duration, convexity, and earnings risk of the mortgage portfolio on a regular basis under various rate scenarios.

Federal Home Loan Bank of New York
Notes to Financial Statements
Firm Commitment Strategies -– Prior to the fourth quarter of 2005, the FHLBNY designated the mortgage loan delivery commitment as a hedge of the firm commitment. In the fourth quarter of 2005, the FHLBNY determined it had erroneously applied hedge accounting to mortgage loan delivery commitments, and beginning with that quarter, the FHLBNY no longer applied hedge accounting to mortgage loan delivery commitments. Instead, the FHLBNY records the fair value of the mortgage loan delivery commitment on the balance sheet with an offset to current period earnings. The reversal in the fourth quarter of 2005 of the amounts in accumulated other comprehensive income related to the incorrect hedge accounting resulted in a charge to earnings of $470 thousand. The FHLBNY has concluded that this cumulative amount was inconsequential to the financial condition or results of operations of the FHLBNY for all periods reported. The effects of reporting the purchase commitments as cash flow hedges in all previous periods were also inconsequential.
The FHLBNY may also hedge a firm commitment for a forward starting advance through the use of an interest-rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance. The basis movement associated with the firm commitment will be rolled into the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment will then be amortized into interest income over the life of the advance.
Investments – The FHLBNY invests in mortgage and residential asset-backed securities, mortgage-backed securities and mortgage loans held for investment, U.S. agency securities and the taxable portion of state or local housing finance agency securities. The interest-rate and prepayment risks associated with these investment securities are managed through debt issuance.
Forward Settlements – There were no forward settled securities to be recorded at December 31, 2005 or at December 31, 2004.
Anticipated Debt Issuance – The FHLBNY enters into interest-rate swaps on the anticipated issuance of debt to “lock in” a spread between the earning asset and the cost of funding. The swap is terminated upon issuance of the debt instrument, and amounts reported in accumulated other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.
Intermediation – To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties. This intermediation allows smaller members access to the swap market. The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net results of the accounting for these derivatives do not significantly affect the operating results of the FHLBNY
Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of derivatives in which the FHLBNY was an intermediary was $130 million and $112 million as of December 31, 2005 and 2004. The notional principal of derivatives designated as economic hedges was $5 million and $0 at December 31, 2005 and 2004. Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY, as evidenced by a written security agreement, and held by the member institution for the benefit of the FHLBNY.
The FHLBNY is not a derivative dealer and does not trade derivatives for short-term profit.

Federal Home Loan Bank of New York
Notes to Financial Statements
Credit Risk – The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans executed after June 30, 2003, and purchased caps and floors if the counterparty defaults and the related collateral, if any, is of no value to the FHLBNY.
The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives. When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure, less collateral held, represents in the FHLBNY’s view, the appropriate measure of credit risk. Substantially, all derivative contracts are subject to master netting agreements or other right of offset arrangements. At December 31, 2005 and 2004, the FHLBNY’s maximum credit risk, as defined above, was approximately $19.2 million and $11.0 million without recognition of collateral held by the FHLBNY. These totals included $26.4 million and $17.9 million of net accrued interest receivable. In determining maximum credit risk, the FHLBNY considers accrued interest receivables and payables, and the legal right to offset assets and liabilities by counterparty. One counterparty with a single-A rating accounted for $12.0 million or 62.5%, of the exposure. The FHLBNY held $7.3 million and $600 thousand in cash as collateral as of December 31, 2005 and 2004.
The FHLBNY transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 21 discusses assets pledged by the FHLBNY to these counterparties.
The FHLBNY is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBNY manages counterparty credit risk through credit analysis and collateral requirements and by following the requirements set forth in Finance Board’s regulations. Based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2005 and 2004 (in thousands):

	December 31, 2005		December 31, 2004
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$70,724,618	$(594,584)	$63,311,654	$(1,405,858)
Cash flow	788,000	528	712,150	3,058
Economic	5,000	(128)	67,140	(3,402)
Interest rate caps/floors	—
Fair Value	1,618,194	(7)	1,932,000	(11)
Mortgage delivery commitments
Fair value	657	—	—	—
Cash flow	—	—	10,316	16
Other
Intermediation	130,000	5	112,000	9

Total	$73,266,469	$(594,186)	$66,145,260	$(1,406,188)

Net realized and unrealized (loss) gain on derivatives and hedging activities
As a result of SFAS 133, the FHLBNY recorded the following net gains (losses) on derivatives and hedging activities for the years ended December 31, 2005, 2004, and 2003 (in thousands).

	December 31,	December 31,	December 31,
	2005	2004	2003
Net (losses) gains on derivatives and hedging activities
(Losses) gains related to fair value hedge ineffectiveness	$(10,982)	$6,567	$498
Gains (losses) on economic hedges	1,516	1,707	(1,325)

Net (losses) gain on derivatives hedging activities	$(9,466)	$8,274	$(827)

Gains and losses from hedging activity are reflected in Other income (loss). Ineffectiveness from hedges designated as cash flow hedges were inconsequential for all periods reported.
Amortization of basis resulting from modified advance hedges amounted to gains of $3.6 million, $3.8 million, and $3.2 million for the years ended December 31, 2005, 2004 and 2003.
Cash Flow hedges
There were no material amounts for the years ended December 31, 2005, 2004 and 2003 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. Over the next 12 months, it is expected that about $2.0 million in net gains recorded in Other comprehensive income at December 31, 2005 will be recognized in earnings. The remaining amount, $2.8 million, is expected to be recognized in earnings over the next 10 years. The maximum length of time over which the FHLBNY is currently hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is approximately 7 years and the fair value at December 31, 2005 was $0.5 million.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 20. Estimated fair values
The following estimated fair value amounts have been determined by the FHLBNY, using available market information and the FHLBNY’s judgment of appropriate valuation methods. These estimates were based on pertinent information available to the FHLBNY as of December 31, 2005 and 2004. Although the FHLBNY uses its judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBNY’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBNY as a going concern, which would take into account future business opportunities.
Cash and due from banks
The estimated fair value approximates the recorded book balance.
Investment securities
The estimated fair value is derived from external pricing service, excluding accrued interest, as of the last business day of the period. For a small number of securities where external pricing is not available, the FHLBNY computes fair values using a combination of market information (pricing and spreads) as inputs to standard option valuation models.
Interest-bearing deposits and Federal funds sold
To estimate the fair values, the cash flows are discounted using the appropriate market rates for the applicable maturity.
Advances and other loans
The FHLBNY determines the estimated fair value of advances with fixed rates and advances with complex floating rates by calculating the present value of expected future cash flows from the advances and excluding amounts for accrued interest receivable. The discount rates used in these calculations are the replacement advance rates for advances with similar terms. Following the Finance Board’s advances regulations, advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make the FHLBNY financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk.
Mortgage loans and participations
The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.
Accrued interest receivable and payable
The estimated fair value approximates the recorded book value.
Derivative assets and liabilities
The FHLBNY estimated fair values of derivatives based on expected cash flows. The fair values are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

Federal Home Loan Bank of New York
Notes to Financial Statements
Deposits
The FHLBNY determines estimated fair values of deposits by calculating the present value of expected future cash flows from the deposits. The discount rates used in these calculations are the current cost of deposits with similar terms.
Consolidated obligations
The FHLBNY estimates fair values based on the cost of raising comparable term debt and prices its bonds off of the current consolidated obligations market curve, and their fair values are computed using standard option valuation models using the market data. The estimated cost of issuing debt includes non-interest selling costs.
Borrowings
The FHLBNY determines the estimated fair value of borrowings with fixed rates by calculating the present value of expected future cash flows from the borrowings. The discount rates used in these calculations are the cost of borrowings with similar terms.
Mandatorily redeemable capital stock
The FHLBNY considers the fair value of capital subject to mandatory redemption, as the redemption value of the stock, which is generally par plus accrued dividend. The FHLBank’s have a unique cooperative structure. Stocks can only be acquired by members at par value and redeemed at par value. Stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of December 31, 2005, were as follows (in thousands):

		Net
		Unrealized	Estimated
	Carrying	Gains	Fair
Financial Instruments	Value	Losses	Value
Assets
Cash and due from banks	$22,114	$—	$22,114
Interest-bearing deposits	8,699,107	(1,205)	8,697,902
Federal funds sold	2,925,000	28	2,925,028
Held-to-maturity securities	9,566,441	(36,867)	9,529,574
Advances	61,901,534	(122,412)	61,779,122
Mortgage loans	1,466,943	(21,503)	1,445,440
Accrued interest receivable	377,253	—	377,253
Derivative assets	19,197	—	19,197
Other financial assets	1,074	—	1,074

Liabilities
Deposits	2,657,662	(2)	2,657,660
Consolidated obligations
Discount notes	20,510,525	(3,115)	20,507,410
Bonds	56,768,622	(178,235)	56,590,387

Mandatorily redeemable capital stock	18,087	—	18,087
Accrued interest payable	498,318	—	498,318
Derivative liabilities	491,866	—	491,866
Other financial liabilities	54,638	—	54,638

Federal Home Loan Bank of New York
Notes to Financial Statements
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of December 31, 2004, were as follows (in thousands):

		Net
		Unrealized	Estimated
	Carrying	Gains	Fair
Financial Instruments	Value	Losses	Value
Assets
Cash and due from banks	$22,376	$—	$22,376
Interest-bearing deposits	2,806,870	27	2,806,897
Deposits for mortgage loan programs with other FHLBanks	—	—	—
Federal funds sold	2,972,000	(19)	2,971,981
Available-for-sale securities	713,363	—	713,363
Held-to-maturity securities	11,870,674	224,203	12,094,877
Advances	68,507,487	(3,466)	68,504,021
Mortgage loans	1,178,083	11,860	1,189,943
Accrued interest receivable	315,768	—	315,768
Derivative assets	11,048	—	11,048
Other financial assets	3,810	—	3,810

Liabilities
Deposits	2,297,619	(3)	2,297,616
Consolidated obligations
Discount notes	19,641,626	(3,134)	19,638,492
Bonds	60,515,356	166,313	60,681,669

Mandatorily redeemable capital stock	126,581	—	126,581
Accrued interest payable	437,743	—	437,743
Derivative liabilities	1,372,195	—	1,372,195
Other financial liabilities	59,111	—	59,111
Note 21. Commitments and contingencies
As described in Note 13, the FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. Neither the FHLBNY nor any other FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect guarantees of indebtedness of other” (“FIN 45”), FIN 45 would have required FHLBNY to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, and meets the scope exceptions in FIN 45. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2005 and 2004.
Commitments for additional advances totalled approximately $20.9 billion and $10.4 billion as of December 31, 2005 and 2004. Commitments generally are for periods of up to twelve months. Extension of credit under these commitments is subject to certain collateral requirements and other financial criteria at the time the commitment is drawn upon. Standby letters of credit are executed for members for a fee. A standby letter of credit is a financing arrangement between the FHLBNY and its member. If the FHLBNY is required to make payment for a beneficiary’s draw, these amounts are converted into collateralized advances to the member. Outstanding standby letters of credit were approximately $238.3

Federal Home Loan Bank of New York
Notes to Financial Statements
million and $119.5 million as of December 31, 2005 and 2004, respectively and had original terms of up to fifteen years, with a final expiration in 2020. Unearned fees on standby letters of credit are recorded in other liabilities and were not significant as of December 31, 2005 and 2004. Unearned fees for transactions prior to 2003, as well as the value of the guarantees related to standby letters of credit entered into after 2002, are recorded in other liabilities. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit. Standby letters of credit are fully collateralized at the time of issuance.
Commitments which unconditionally obligate the FHLBNY to purchase mortgage loans under the MPF program totalled $657 thousand and $10.3 million as of December 31, 2005 and 2004. Commitments are generally for periods not to exceed 365 days. In accordance with SFAS 149, such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase in aggregate $379.8 million and $486.7 million as of December 31, 2005 and 2004.
The FHLBNY generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of December 31, 2005 and 2004, interest-bearing deposits included $244.8 million and $1.1 billion in cash pledged as collateral to broker-dealers and banks with credit-risk exposure to the FHLBNY related to derivatives.
The FHLBNY charged to operating expenses net rental costs of approximately $3.0 million, $3.0 million, and $2.9 million for years ended December 31, 2005, 2004 and 2003. Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table summarizes contractual obligations and other commitments as of December 31, 2005 (in thousands):

	Payments due or expiration terms by period
		> 1 year	> 3 years
	<= 1 year	<= 3 years	<= 5 years	> 5 years	Total
Contractual Obligations
Consolidated obligations-bonds at par	$21,715,080	$26,898,355	$4,940,800	$3,564,200	$57,118,435
Mandatorily redeemable capital stock	109	7,904	10,034	40	18,087
Premise and equipment (rental and lease obligations)	2,770	5,610	4,346	15,397	28,123

Total contractual obligations	21,717,959	26,911,869	4,955,180	3,579,637	57,164,645

Other commitments
Standby letters of credit	180,253	40,694	5,605	11,699	238,251
Unused lines of credit and other conditional commitments	20,788,694	—	—	—	20,788,694
Consolidated obligation bonds traded not settled	141,000	—	—	—	141,000
Open delivery commitments	657	—	—	—	657

Total other commitments	21,110,604	40,694	5,605	11,699	21,168,602

Total contractual obligations and commitments	$42,828,563	$26,952,563	$4,960,785	$3,591,336	$78,333,247

The FHLBNY does not anticipate any credit losses from its off-balance sheet commitments and accordingly no provision for loan losses is required.
Note 22. Other developments
The FHLBNY is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, the FHLBNY does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBNY’s financial condition or results of operations.
Effective December 1, the FHLBNY implemented its New Capital Plan and this is discussed in Notes 1 and 15.
Note 23. Segment information
The FHLBNY manages its operations as a single business segment. Management and the FHLBNY’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.
The FHLBNY has a unique cooperative structure and is owned by member institutions located within a defined geographic district. The Bank’s market is the same as its membership district – New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. Institutions that are members of the FHLBNY must have their principal places of business within this market, but may also operate elsewhere.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY’s primary business is making low-cost, collateralized loans, known as “advances,” to its members. Members use advances as a source of funding to supplement their deposit-gathering activities. As a cooperative, the FHLBNY prices advances at minimal net spreads above the cost of its funding to deliver maximum value to members.
Advances to large members constitute a significant percentage of FHLBNY’s advance portfolio and its source of revenues.
The FHLBNY’s total assets and capital could significantly decrease if one or more large members were to withdraw from membership or decrease business with the Bank. Members might withdraw or reduce their business as a result of consolidating with an institution that was a member of another FHLBank, or for other reasons. The FHLBNY has considered the impact of losing one or more large members. In general, a withdrawing member would be required to repay all indebtedness prior to the redemption of its capital stock. Under current conditions, the FHLBNY does not expect the loss of a large member to impair its operations. Since the FHLBank Act of 1999 does not allow the FHLBNY to redeem the capital of an existing member if the redemption would cause the FHLBNY to fall below its capital requirements, the loss of a large member should not result in an inadequate capital position for the FHLBNY. However, such an event could reduce the amount of capital that the FHLBNY has available for continued growth. This, in turn, could have various ramifications for the FHLBNY, including a possible reduction in net income and dividends, and a lower return on capital stock for remaining members.
The following table summarizes advances to the top 5 members at December 31, 2005 and 2004 (in thousands):

			December 31, 2005
			Par	Percent of Total
	City	State	Advances	Par Advances**
New York Community Bank *	Westbury	NY	$6,476,364	10.5%
HSBC Bank USA, National Association	Wilmington	DE	5,008,817	8.1%
Hudson City Savings Bank *	Paramus	NJ	4,300,000	7.0%
North Fork Bank	Mattituck	NY	4,075,015	6.6%
Manufacturers and Traders Trust Company	Buffalo	NY	3,653,730	5.9%

			$23,513,926	38.1%

			December 31, 2004
			Par	Percent of Total
	City	State	Advances	Par Advances**
GreenPoint Bank	New York	NY	$5,125,015	7.6%
HSBC Bank USA	Buffalo	NY	5,011,786	7.5%
New York Community Bank	Westbury	NY	4,644,290	6.9%
Independence Community Bank *	New York	NY	3,958,000	5.9%
Manufacturers and Traders Trust Company *	Buffalo	NY	3,529,333	5.2%

			$22,268,424	33.1%

*	Officer of member bank also served on the Board of Directors of the FHLBNY

**	Percentage calculated on par value of advances before adjustment for SFAS 133.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table summarizes advance interest income from the top 5 members and non-members during year ended December 31, 2005 and 2004 (in thousands):

December 31, 2005
New York Community Bank	$263,161
North Fork Bank	261,795
HSBC Bank USA, National Association	167,798
Hudson City Savings Bank	139,769
Manufacturers and Traders Trust Company	138,552

$971,075

December 31, 2004
New York Community Bank	$196,510
GreenPoint Bank	145,738
Independence Community Bank	131,164
Washington Mutual Bank	60,887
HSBC Bank USA	35,507

$569,806

At December 31, 2005, the FHLBNY had 297 members. Interest revenue from New York Community Bank aggregated $263 million, or 8.5% of total revenue for the year ended December 31, 2005. Interest revenue from New York Community Bank was $196.5 million, or 10.2% of total revenue for the year ended December 31, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
Alfred DelliBovi, President and Chief Executive Officer, and Patrick A. Morgan, Senior Vice President and Chief Financial Officer, conducted an evaluation of the Bank’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2005. Based upon their evaluation, they each found that the Bank’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Bank files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Bank’s management, including its principal executive officers, to allow timely decisions regarding required disclosure. See Exhibits 31.01 and 31.02 for the Certifications statements issued by the Chief Executive Officer and Chief Financial Officer.
There were no changes in the Bank’s internal controls over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors
The Federal Housing Finance Board is responsible under the Federal Home Loan Bank Act for appointing six directors to the Board of Directors of the FHLBNY. The remaining eleven directors on the Board of Directors are elected by the FHBNY’s membership. As of the date of this filing, four appointed Director seats remain unfilled by the FHFB.
The following table sets forth information regarding each of the directors of the FHLBNY as of the date of this report. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years.

			Expiration
		Director	of Term
Name	Age	Since	December 31,
Kenneth J. Abt	63	1998	2006
Sanford A. Belden	63	2004	2006
Harry P. Doherty	63	2000	2008
George L. Engelke, Jr.	67	1999	2007
Anne Evans Estabrook	61	2004	2006
Carl A. Florio	57	2006	2008
Joseph R. Ficalora	59	2005	2007
José R. González	51	2004	2006
Ronald E. Hermance Jr.	58	2005	2007
David W. Lindstrom	66	2003	2008
Katherine J. Liseno	60	2004	2006
Kevin J. Lynch	59	2005	2007
Richard S. Mroz	44	2002	2006
Mr. Abt is Chairman, President, and Chief Executive Officer of First Federal Savings of Middletown, Orange County, NY. He joined the staff of First Federal in 1964 and became President in 1973. He has served as chair of the New York League of Savings Institutions, chair of First Monetary Mutual Limited, vice chair of the Federal Savings and Loan Advisory Council, and director of The Center for Financial Studies at Fairfield University. Mr. Abt is currently a director of the New York State Bankers Association, America’s Community Bankers, the College Council at SUNY New Paltz, and Smiley Bros, Inc. (Mohonk Mountain House).
Mr. Belden is President, Chief Executive Officer and a Director of Community Bank System, Inc., a New York Stock Exchange listed, full-service bank and financial services company headquartered in DeWitt, New York (a suburb of Syracuse), with 132 offices in New York and Pennsylvania with $4.4 Billion in assets. He holds B.S., M.S. and Ph.D. degrees from Purdue University. An active leader in the Syracuse Community, a few of his many present affiliations include the American Red Cross Board of Governors in Washington, Crouse Health Foundation, Central New York Community Foundation, New York Bankers Association and New York Business Development Corporation.
Mr. Doherty has been Chairman and Chief Executive Officer of SI Bank & Trust since 1990, starting with the bank in 1966. In 2004, SI Bank & Trust merged into Independence Community Bank (“ICB”). He is currently Vice Chairman of Independence Community Bank, a Director of Savings Bank Life Insurance USA and Chair of the SI Bank & Trust Foundation. He is also past chair and current director of America’s Community Bankers. Mr. Doherty has previously served as Chair (and is currently a board member) of the Community Bankers Association of New York State, and has previously served as Chair of Institutional Investors Mutual Funds, Inc., and as a director of the MSB Fund.
Mr. Engelke (Chair) is Chairman, President, and Chief Executive Officer of Astoria Financial Corporation and its subsidiary Astoria Federal Savings and Loan Association, having joined in 1971. He is a member of the Board of Trustees of Long Island University, past chair and current member of the Board of Directors of the Community Preservation Corporation, a member of the Advisory Board of Directors of Neighborhood Housing Services of New York City, Inc., and on the Federal Reserve Bank of New York’s Thrift Institutions Advisory Panel. Mr. Engelke is a member of the Board of Directors of the New York Bankers Association and a member of the Governmental Affairs Steering Committee and the Government Affairs Council of America’s Community Bankers. He previously served as a member of the Financial Accounting Standards Advisory Council.
Ms. Estabrook is owner of Elberon Development Co. in Cranford, NJ. It, together with affiliated companies, owns approximately two million square feet of rental property, primarily industrial. She is immediate past chairman of the New Jersey Chamber of Commerce and continues to serve on its executive committee and chairs its nominating committee. She previously served as a director on the boards of Summit Bank, United Jersey Bank, Constellation Bancorp, and the National State Bank of Elizabeth. Ms. Estabrook also served as a member of the Lay Board of the Delbarton School in Morristown for 15 years, including five years as chair. She currently is a member of the Board of Trustees of Catholic Charities and of the Weill Cornell Medical School Board of Overseers, where she serves on the Affiliations, Government Relations and Community Affairs Committee. She is also on the Board of Trustees at Monmouth Medical Center and serves on its Community Action, Finance, Strategic Planning, and Children’s Hospital Committees.
Mr. Ficalora is President and Chief Executive Officer and a Director of New York Community Bancorp, Inc., having joined in 1965. Mr. Ficalora has also served as Chairman of New York Community Bancorp, Inc. and New York Community Bank. A graduate of Pace University with a degree in business and finance, Mr. Ficalora provides leadership to several professional banking organizations. In addition to serving as a member of the Executive Committee and as Chairman of the former Community Bankers Association of New York State, Mr. Ficalora is a Director of the New York State Bankers Association and Chairman of their Metropolitan Area Division. Additionally, he serves as a member of the Federal Reserve Bank Thrift Institutions Advisory Council and President and Director of the Asset Management Fund Large Cap Equity Institutional Fund. In addition, Mr. Ficalora serves on the Board of Directors of the RSI Retirement Trust. In recent years, Mr. Ficalora has also been Chairman of the Board of the New York Savings Bank Life Insurance Fund and President of the Metropolitan Division — Auditors & Comptrollers, and has served as a director of Computhrift Corporation, and as a member of the Tax and Accounting and Government Relations Committees of the New York State Community Bankers Association. Mr. Ficalora is also an active participant in community affairs. A member of the Board of Directors of the Queens Chamber of Commerce since 1990 and has been a member of its Executive Committee since April 1992. In addition, Mr. Ficalora is President of the Queens Library Foundation Board, and serves on the Boards of Directors of the Queens Borough Public Library, the Queens College Foundation, the Queensborough Community College Fund, the New York Hall of Science, Flushing Cemetery, and Forest Park Trust and on the Advisory Council of the Queens Museum of Art.
Mr. Florio is the Eastern New York Regional President of First Niagara Financial Group, Inc. since the completion of the merger between Hudson River Bank & Trust Company and First Niagara in January 2005. He previously served as the President & CEO of Hudson River Bank & Trust Co. since 1996 and from 1993 to 1996, Mr. Florio served as the Chief Financial Officer. His earlier work experience included several years as a partner in the accounting firm of Pattison, Koskey, Rath & Florio, where he specialized in auditing commercial banks and savings institutions throughout the Hudson Valley. Mr. Florio has been active in many professional and community service organizations. He is currently a board member of Hudson River Bank & Trust Company Foundation, State University of New York at Albany Foundation, Fuller Road Management, Columbia-Greene Community College Foundation, Columbia Children’s Center, WMHT, AAA Hudson Valley, Hudson Development Corp., Twin Rivers Council and Community Bankers Association of NYS. Mr. Florio holds a Bachelor of Science degree from the State University of New York at Albany and resides in Hudson with his wife, Sandra.

Mr. González has been President and Chief Executive Officer of Santander BanCorp and Banco Santander Puerto Rico since October of 2002. He joined the Santander Group in August 1996 as President and Chief Executive Officer of Santander Securities Corporation. He later served as Executive Vice President and Chief Financial Officer of Santander BanCorp and in April 2002, he was named President and Chief Operating Officer. Mr. González is a trustee of the University of Puerto Rico and Chairman of its Finance Committee. He is a past President of the Puerto Rico Bankers Association and a past president of the Securities Industry Association of Puerto Rico. Mr. González was at Credit Suisse First Boston from 1983 to 1986 as Vice President of Investment Banking, and from 1989 to 1995 as President and Chief Executive Officer of the firm’s Puerto Rico subsidiary. From 1986 to 1989 Mr. González was President and Chief Executive Officer of Government Development Bank for Puerto Rico. From 1980 to 1983, he was in the private practice of law in San Juan, Puerto Rico with the law firm of O’Neill & Borges.
Mr. Hermance, Chairman, President and CEO of Hudson City Savings Bank, Paramus, New Jersey has 17 years of service with the Hudson City Savings Bank. He joined Hudson City as Senior Executive Vice President and Chief Operating Officer and was also named to the Board of Directors. In 1997, he was promoted to President, and on January 1, 2002, he became Chief Executive Officer. On January 1, 2005, Mr. Hermance assumed the title of Chairman in addition to President and Chief Executive Officer. Mr. Hermance carries similar titles in Hudson City Bancorp, the parent company, which trades on NASDAQ. Mr. Hermance serves on the Board of New Jersey League of Community Bankers and is Vice-Chairman of the Valley Hospital Board of Trustees.
Mr. Lindstrom (Vice Chair) is President, Chief Executive Officer, and Director of Franklin Savings Bank of Pilesgrove, NJ, which he joined in 1981. He has served on the New Jersey League’s Board of Governors and as its chair. He is currently a member of the New Jersey League’s Government Affairs Council, the Legislative and Regulatory Affairs Committee, and a director of the League’s subsidiary Banker’s Cooperative Group, Inc. Mr. Lindstrom is on America’s Community Bankers Government Affairs Committee and is a member of the Pentegra Services Group Defined Benefit Board of Directors. He has also served as chair of the Pentegra Services Group Defined Contribution Board of Directors. In addition, he has served as a director and chairman of the Philadelphia Federal Reserve Thrift Council and serves as chair of America’s Community Bankers Directors Publication Advisory Group.
Ms. Liseno has been President and Chief Executive Officer of Metuchen Savings Bank since 1979, having begun her career with the bank in 1962. She is a SAPEC trustee, a member of the Legislative and Regulatory Affairs Committee and the Policy Review Task Force and is currently serving on the Board of the Thrift Institutions Community Investment Corp. (TICIC). She previously served on the Executive Committee, the Committee on Examination and Supervision, and the boards of the Thrift Institutions Community Investment Corporation and the League’s subsidiary Banker’s Cooperative Group. She is also past president of the Central Jersey Savings League. In addition, she previously served on the Board of Governors as the past chairman of the New Jersey League of Community Bankers.
Mr. Lynch is President and Chief Executive Officer of Oritani Savings Bank headquartered in the Township of Washington, New Jersey. Mr. Lynch is a former Chairman of the New Jersey League of Community and Savings Bankers and served as a member of its Board of Governors for several years, and on the Board of Thrift Institutions Community Investment Corp. (TICIC), Mr. Lynch is a member of the Government Affairs Council and the Professional Development and Education Committees of America’s Community Bankers. He is a member of the Pentegra Defined Benefit Board of Directors, a member of the American Bar Association and a former member of the Board of Directors of Bergen County Habitat for Humanity. Mr. Lynch is also a member of the Board of Directors of the Hackensack Main Street Business Alliance. Prior to appointment to his current position at Oritani Savings Bank in 1993, Mr. Lynch was Vice President and General Counsel of a leasing company and served as a director of Oritani Savings Bank. Mr.

Lynch earned a Juris Doctor degree from Fordham University, an LLM degree from New York University, an MBA degree from Rutgers University and a BA in Economics from St. Anselm’s College.
Mr. Mroz leads the Government and Public Affairs Group at the law firm of Stradley, Ronon, Stevens & Young, with offices in New Jersey, Pennsylvania, Delaware, and Washington. He has served as the county counsel for Camden County, NJ, was director of Governor Christine Todd Whitman’s Authorities Unit, and became special counsel to the Governor and then chief counsel. Mr. Mroz was the cabinet level officer serving as Governor Whitman’s primary adviser for legislative affairs, judicial and prosecutorial appointments, and legal, policy, and management issues of the State government. He currently serves as a member of the Board of Directors of the New Jersey Alliance for Action as well as the Volunteers of America, Delaware Valley.
In addition to the foregoing, Mr. G. Thomas Bowers and Mr. Harold Doley were directors of the Bank through and until December 31, 2005. Biographical information about Messrs. Bowers and Doley can be found in Item 5 of the Bank’s Amendment No. 1 to Form 10 filed with the SEC on August 29, 2005.
Executive Officers
The following sets forth the executive officers of the FHLBNY at December 31, 2005 and as of the date of this report:

			Employee of
Executive officer	Position held	Age	bank since
Alfred A. DelliBovi	President & Chief Executive Officer	59	11/30/92
James A. Gilmore	Senior Vice President & Head of Marketing & Sales	58	02/14/84
Robert R. Hans	Senior Vice President & Head of Technology & Support Services	56	01/03/72 *
Paul B. Héroux	Senior Vice President & Head of Member Services	47	02/27/84
Peter S. Leung	Senior Vice President & Chief Risk Officer	50	01/20/04
Patrick A. Morgan	Senior Vice President & Chief Financial Officer	65	02/16/99
Kevin M. Neylan	Senior Vice President of Strategic & Organizational Performance	48	04/30/01
Craig E. Reynolds	Senior Vice President & Head of Asset Liability Management	56	06/27/94

*	Rehired 9/16/75
Alfred A. DelliBovi was elected President of the Federal Home Loan Bank of New York in November 1992. As President, he serves as the Chief Executive Officer and directs the Bank’s overall operations to facilitate the extension of credit products and services to 300 neighborhood-based lenders. Mr. Dellibovi is a member of the Pentegra Group Defined Contribution Plan Board of Directors. Previously, Mr. DelliBovi served as Deputy Secretary of the U.S. Department of Housing and Urban Development, from 1989 until 1992. As Deputy Secretary, Mr. DelliBovi was the Chief Operating Officer of the Department. As the manager of Secretary Jack Kemp’s transition, which uncovered serious deficiencies in financial management and program integrity, Mr. DelliBovi organized and directed the team effort to implement changes required to overhaul the Department. In May 1992, President Bush appointed Mr. DelliBovi Co-Chairman of the Presidential Task Force on Recovery in Los Angeles. Mr. DelliBovi served as a senior official at the U.S. Department of Transportation in the Reagan Administration. Mr. DelliBovi was elected to four terms in the New York State Assembly. Mr. DelliBovi holds a Master of Public Administration degree from Bernard M. Baruch College, City University of New York.
James A. Gilmore was appointed Head of Marketing and Sales in April 2004. He joined the Bank in 1984 after almost ten years with the Federal Reserve Bank of New York. During his 21 years at the FHLBNY, Mr. Gilmore has served in several positions, most recently as Chairman of the Business Risk Team and the senior officer in charge of correspondent banking.

Robert R. Hans was named Head of Technology and Support Services in April of 2004; in this role, he is responsible for Information Technology, Corporate Services. Mr. Hans has been with the FHLBNY for more than 30 years, primarily in management positions in bank operations and technology.
Peter S. Leung joined the Bank as Chief Risk Officer in January 2004. Mr. Leung has more than nineteen years experience in the Federal Home Loan Bank System. Prior to joining the Bank, Mr. Leung was the Chief Risk Officer of the Federal Home Loan Bank of Dallas since 2001. Prior to that, Mr. Leung was the Deputy Director of the Office of Supervision with the Federal Housing Finance Board for 11 years and an examiner with the Federal Home Loan Bank of Seattle and the Office of Thrift Supervision for 4 years in the 1980’s. Mr. Leung is a CPA and has an MBA from City University, Seattle, Washington.
Patrick A. Morgan was appointed the Chief Financial Officer in April 2004. Mr. Morgan joined the FHLBNY in 1999 after more than fifteen years in the financial services industry including working for one of the largest international banks in the US. Prior to that, Mr. Morgan was a senior audit manager with one of the Big Four public accounting firms. He is a CPA and a member of the New York State Society of CPAs and the American Institute of CPAs.
Paul B. Héroux was appointed Head of Member Services in April 2004 and oversees several functions including Credit and Collateral Services, Correspondent Services, and Community Investment and Affordable Housing Operations. Mr. Héroux joined the Bank in 1984 as a Human Resources generalist and served as the Director of Human Resources from 1988 to 1990. In his tenure with the Bank he has held other key positions including Director of Financial Operations and Chief Credit Officer. He is a graduate of St. Bonaventure University. Prior to joining the Bank, Mr. Héroux held positions at Merrill Lynch & Co. and EF Hutton & Co.
Kevin M. Neylan is Senior Vice President for Strategy and Organizational Performance. Mr. Neylan joined the FHLBNY in April 2001 and is responsible for developing and overseeing execution of the bank’s business strategy. Mr. Neylan had approximately twenty years experience in the financial services industry prior to joining the Bank. He was a partner in the financial service consulting group of one of the Big Four accounting firms and also holds an M.S. in corporate strategy from the MIT Sloan School of Management.
Craig E. Reynolds was appointed the Head of Asset and Liability Management in April 2004. Prior to this position, he was Treasurer of the Bank. Mr. Reynolds joined the FHLBNY in 1994 after more than 22 years in banking with almost half this time spent working abroad in international banking. He was the treasurer of a U.S. bank’s branch in Tokyo and later resided in Riyadh as the treasurer of a Saudi Arabian bank for over five years. He is a graduate of Manhattan College in the Bronx, New York.
Section 16 (a) Beneficial Ownership Reporting Compliance
In accordance with correspondence from the Office of Chief Counsel of the Division of Corporate Finance of the U.S. Securities and Exchange Commission dated August 26, 2005, Directors, officers and 10% stockholders of the Bank are exempted from Section 16 of the Securities Exchange Act of 1934 with respect to transactions in or ownership of Bank capital stock. Commission dated August

Audit Committee
The Audit Committee of the FHLBNY’s Board of Directors is primarily responsible for overseeing the services performed by the FHLBNY’s independent registered public accounting firm and internal audit department, evaluating the FHLBNY’s accounting policies and its system of internal controls and reviewing significant financial transactions. Members of the Audit Committee are: Kenneth J, Abt (Chair), Sanford A, Belden, George L. Engelke, Jr., Anne Evans Estabrook, Carl A. Florio and José R González.
Audit Committee Financial Experts
The FHLBNY’s Board of Directors has determined that the following members of the FHLBNY’s Audit Committee qualify as “audit committee financial experts” under Item 401 (h) of Regulation S-K and are considered “independent” as the term is defined by Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act and Section 121 (A) and 803 of the American Stock Exchange Company Guide: Kenneth J, Abt and José R González.
Code of Ethics
It is the duty of the Board of Directors to oversee the Chief Executive Office and other senior management in the competent and ethical operation of the FHLBNY on a day-to-day basis and to assure that the long-term interests of the shareholders are being served. To satisfy this duty, the directors take a proactive, focused approach to their position, and set standards to ensure that the FHLBNY is committed to business success through maintenance of the highest standards of responsibility and ethics. In this regard, the Board has adopted a Code of Business Conduct and Ethics that applies to all employees as well as the Board. The Code of Business Conduct and Ethics is posted on the Corporate Governance Section of the FHLBNY’s website at http://www.fhlbny.com.

ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
FHLBNY’s stock is not publicly traded and stock can be issued, exchanged, redeemed and repurchased only at the stated par value of $100 per share, and the Bank has no stock options. The FHLBNY does not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance. The FHLBNY has no employment and severance agreements with its employees, directors or executive officers.
The following table summarizes the total compensation of the Chief Executive Officer and the four most highly compensated other executive officers of the Bank who were serving as executive officers at the end of 2005.
Summary Compensation Table (Amounts are in whole dollars)

	Annual Compensation
				Other		All
				Annual	LTIP	Other
Name and Principal Position	Year	Salary	Bonus	Compensation*	Payouts	Compensation**
Alfred A. DelliBovi	2005	$534,436	$361,536	$2,574		$41,448
President &	2004	511,846	160,050	1,597		40,068
Chief Executive Officer	2003	511,630	—	1,580		42,552

Peter S. Leung	2005	$355,005	$182,781			$12,600
Senior Vice President &	2004	319,077	175,532			22,776
Chief Risk Officer	2003	—	—			—

Paul B. Héroux	2005	$252,424	$129,965			$16,176
Senior Vice President &	2004	242,666	53,996			15,799
Head of Member Services	2003	241,465	—			15,778

Patrick A. Morgan	2005	$248,783	$165,521			$12,346
Senior Vice President &	2004	175,872	39,296			10,340
Chief Financial Officer	2003	173,195	—			7,644

Craig E. Reynolds	2005	$247,730	$127,525			$24,112
Senior Vice President &	2004	239,508	53,494			23,366
Head of Asset Liability Management	2003	239,441	—			23,366
* Value of leased car
** See table below for additional information.

The following table provides additional details with respect to All Other Compensation paid to the Chief Executive Officer and the four most highly compensated other executive officers of the Bank who were serving as executive officers at the end of 2005.
Amounts are in whole dollars

	All Other Compensation
		Pension	Life	Relocation	All
Name and Principal Position	Year	Related*	Insurance	Expense	Others**	Total
Alfred A. DelliBovi	2005	$32,088	$9,360	$—	$—	$41,448
	2004	30,708	9,360	—	—	40,068
	2003	33,192	9,360	—	—	42,552
Peter S. Leung	2005	$12,600	$—	$—	$—	$12,600
	2004	10,998	—	11,778	—	22,776
	2003	—	—	—	—	—
Paul B. Héroux	2005	$15,156	$1,020	$—	$—	$16,176
	2004	14,508	1,020	—	271	15,799
	2003	14,508	1,020	—	250	15,778
Patrick A. Morgan	2005	$12,346	$—	$—	$—	$12,346
	2004	10,340	—	—	—	10,340
	2003	7,644	—	—	—	7,644
Craig E. Reynolds	2005	$14,868	$8,990	$—	$254	$24,112
	2004	14,376	8,990	—	—	23,366
	2003	14,376	8,990	—	—	23,366
* Comprised of employer match for 401(k) Plan and Savings Plan
** Fitness reimbursement for Mr. Héroux and a service anniversary award for Mr. Reynolds

The following table shows estimated pension benefits payable to the Chief Executive Officer and the four most highly compensated other executive officers of the Bank from the Pentegra Defined Benefit Plan for Financial Institutions and the deferred compensation plan, a supplemental employee retirement plan. Information with respect to retirement plans is summarized in footnote 18 to audited financial statements.
Pension Plan Table (Amounts are in whole dollars).

	Years of Service [1] [2]
Three-year
average compensation [3]	5	10	15	20	25	30
$150,000	$18,750	$37,500	$56,250	$75,000	$93,750	$112,500
$200,000	$25,000	$50,000	$75,000	$100,000	$125,000	$150,000
$250,000	$31,250	$62,500	$93,750	$125,000	$156,250	$187,500
$300,000	$37,500	$75,000	$112,500	$150,000	$187,500	$225,000
$350,000	$43,750	$87,500	$131,250	$175,000	$218,750	$262,500
$400,000	$50,000	$100,000	$150,000	$200,000	$250,000	$300,000
$450,000	$56,250	$112,500	$168,750	$225,000	$281,250	$337,500
$500,000	$62,500	$125,000	$187,500	$250,000	$312,500	$375,000
$550,000	$68,750	$137,500	$206,250	$275,000	$343,750	$412,500
$600,000	$75,000	$150,000	$225,000	$300,000	$375,000	$450,000
$650,000	$81,250	$162,500	$243,750	$325,000	$406,250	$487,500
$700,000	$87,500	$175,000	$262,500	$350,000	$437,500	$525,000
$750,000	$93,750	$187,500	$281,250	$375,000	$468,750	$562,500
$800,000	$100,000	$200,000	$300,000	$400,000	$500,000	$600,000
$850,000	$106,250	$212,500	$318,750	$425,000	$531,250	$637,500
1 Amounts represent total pension benefit from the regular qualified and supplementary unqualified plans. See note 18 to the financial statements for additional information. Benefit calculated as the years of service times 2.5% times 3-year average compensation. The benefits listed were not reduced for a Social Security benefit or other offsets. The regular form of the retirement benefit is a straight-line annuity with a death benefit equal to 12 times the annual benefit less the amount of benefits paid before death.
2 Years of service used in calculating pension benefits were as follows as of December 31, 2005:
Mr. Dellibovi — 12 years and 9 months.
Mr. Héroux — 21 years and 6 months.
Mr. Reynolds — 11 years and 2 months.
Mr. Morgan — 6 years and 6 months.
Mr. Leung — 8 years and 6 months.
3 Three-year average compensation is comprised of salary and bonuses as such terms are used in the Summary Compensation Table as set forth in this Item. The benefit calculation is based on the average annual compensation for the three consecutive years of highest compensation during the years of credited service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The FHLBNY stock can only be held by member financial institutions.
The FHLBNY does not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance.
The following table sets forth information about those members who were beneficial owners of 5% or more of the FHLBNY’s outstanding capital stock as of February 28, 2006, the most practicable date for this information.
Shares in thousands.

	Address of	beneficial owner
			Number of	Percent of
Name of beneficial owner	City	State	shares owned	Total Capital Stock
New York Community Bank	Westbury	NY	3,691	10.05%
HSBC Bank USA, National Association	Wilmington	DE	3,600	9.80%
North Fork Bank	Melville	NY	2,595	7.07%
Hudson City Savings Bank *	Paramus	NJ	2,569	7.00%
Manufacturers and Traders Trust Company	Buffalo	NY	2,437	6.64%

			14,892	40.56%

*	Officer of member bank also served on the Board of Directors of the FHLBNY
The following table sets forth information with respect to capital stock outstanding to members whose officers or directors served as Directors of the FHLBNY as of December 31, 2005, the most practicable date for the information provided (in thousands):

		Address of beneficial owner			Percentage
				Shares	of total
Name of beneficial owner	Director	City	State	owned	capital stock
New York Community Bank	Joseph R. Ficalora	Westbury	New York	3,266	9.05%
Hudson City Savings Bank	Ronald E. Hermance, Jr	Paramus	New Jersey	2,270	6.29%
Independence Community Bank	Harry P. Doherty	Brooklyn	New York	1,673	4.64%
Astoria Federal Savings and Loan Assoc.	George Engelke, Jr	Lake Success	New York	1,452	4.03%
First Niagara Bank	G. Thomas Bowers	Lockport	New York	473	1.31%
Banco Santander Puerto Rico	José R. González	Hato Rey	Puerto Rico	419	1.16%
Community Bank, N.A.	Sanford A. Belden	Dewitt	New York	288	0.80%
Oritani Savings Bank	Kevin J. Lynch	Washington	New Jersey	92	0.26%
Franklin Savings Bank, S.L.A.	David W. Lindstrom	Pilesgrove	New Jersey	20	0.05%
Metuchen Savings Bank	Katherine J. Liseno	Metuchen	New Jersey	15	0.04%
First Federal Savings of Middletown	Kenneth J. Abt	Middletown	New York	1	0.00%

				9,969	27.63%

No person, including directors and executive officers of the FHLBNY, may own the Bank’s capital stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The FHLBNY is a cooperative and the members own all of the stock of the FHLBNY. Capital stock ownership is a prerequisite to the transaction by members of any business with the FHLBNY. The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The remaining Directors are appointed by the Finance Board. The FHLBNY conducts its advances business almost exclusively with members. Therefore, in the normal course of business, the FHLBNY extends credit to members, whose officers or directors may serve as directors of the FHLBNY. All loans extended by the FHLBNY to such members are on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the FHLBNY also extends credit to members who own more than 5% of the FHLBNY’s stock. All loans extended by the FHLBNY to these members are on market terms that are no more favorable to them than the terms of comparable transactions with other members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the fees paid to the FHLBNY’s independent registered public accounting firm, PricewaterhouseCoopers, LLP (“PwC”), during fiscal years 2005 and 2004 (in thousands).

	2005	2004
Audit Fees	$1,057	$436
Audit- Related Fees	174	161
Tax Fees	29	—
All Other Fees	9	8

	$1,269	$605

Audit Fees
Audit fees relate to professional services rendered in connection with the audit of the FHLBNY’s annual financial statements, review of the Form 10-K and quarterly reports on Form 10-Q and consultation services provided in connection with the FHLBNY’s registration with the Securities and Exchange Commission and other regulatory filings.
Audit-Related Fees
Audit-related fees primarily relate to consultation services provided in connection with the implementation of the requirements under Section 404 of the Sarbanes-Oxley Act, and consultation with respect to certain accounting and reporting standards.
Tax Fees
Consulting services relate to services provided with respect to the FHLBNY’s payroll tax withholding process.
All Other Fees
These other fees relate to PwC's attendance at FHLBank accounting conferences, and access provided to FHLBNY to PwC's accounting research and reference tools.
Policy on Audit Committee Pre-approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm.
The FHLBNY has adopted an independence policy that banned its independent registered public accounting firm from performing non-financial consulting services, such as information technology consulting and internal audit services. This policy also mandates that the audit and non-audit services and related budget be approved by the Audit Committee in advance, and that the Audit Committee be provided with quarterly reporting on actual spending. In accordance with this policy, all services to be performed by PwC were pre-approved by the Audit Committee.
Subsequent to the enactment of the Sarbanes-Oxley Act of 2002 (the “Act”), the Audit Committee has met with PwC to further understand the provisions of that Act as it relates to independence. PwC will rotate the lead audit partner and other partners as appropriate in compliance with the Act. The Audit Committee will continue to monitor the activities undertaken by PwC to comply with the Act.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1. Financial Statements
2. Financial Statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes, under Item 8, “Financial Statement and Supplementary Data.”
3. Exhibits

Filed with
No.	Exhibit Description	this Form 10-K	Form	File No.	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York		8-K	000-51397	12/1/2005
3.02	Revised By-Laws of the Federal Home Loan Bank of New York		8-K	000-51397	12/1/2005
4.01	Federal Home Loan Bank of New York’s Capital Plan Information Statement		8-K	000-51397	12/1/2005
*10.01	2005 Executive Incentive Plan	X
10.02	2005 Directors’ Compensation Policy		10
10.03	Financial Institutions Thrift Plan		10
10.04	The Comprehensive Retirement Program		10
10.05	Retiree Medical Benefits Plan		10
10.05	Benefit Equalization Plan		10
12.01	Computation of ratios of earnings to fixed charges	X
22.01	Election of Directors Report		8-K	000-51397	11/8/2005
31.01	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
(b)	See the Exhibits listed under Item 15(a) (3) above
(c)	The financial statement schedules required by this item are listed under Item 15(a) (2) above.
*Confidential information is omitted and identified by asterisk symbol and filed separately with the S.E.C.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York

By: /s/ Alfred A. DelliBovi
Alfred A. DelliBovi, President and
Chief Executive Officer (Principal
Executive Officer)
Date: March 30, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date
/s/ Alfred A. DelliBovi	President and Chief Executive Officer	March 30, 2006
Alfred A. DelliBovi
(Principal Executive Officer)

/s/ Patrick A. Morgan	Senior Vice President and Chief Financial Officer	March 30, 2006
Patrick A. Morgan
(Principal Financial Officer)

/s/ Backer Ali	Vice President and Controller	March 30, 2006
Backer Ali
(Principal Accounting Officer)

/s/ George L. Engelke, Jr.	Chairman of the Board of Directors	March 30, 2006
George L. Engelke, Jr.

/s/ Kenneth J. Abt	Director	March 30, 2006
Kenneth J. Abt

/s/ Sanford A. Belden	Director	March 30, 2006
Sanford A. Belden

/s/ Harry P. Doherty	Director	March 30, 2006
Harry P. Doherty

Signature	Title	Date
/s/ Anne Evans Estabrook	Director	March 30, 2006
Anne Evans Estabrook

/s/ Joseph R. Ficalora	Director	March 30, 2006
Joseph R. Ficalora

/s/ Carl A. Florio	Director	March 30, 2006
Carl A. Florio

/s/ José Ramon González	Director	March 30, 2006
Jose Ramon Gonzalez

/s/ Ronald E. Hermance, Jr.	Director	March 30, 2006
Ronald E. Hermance, Jr.

/s/ David W. Lindstrom	Director	March 30, 2006
David W. Lindstrom

/s/ Katherine J. Liseno	Director	March 30, 2006
Katherine J. Liseno

/s/ Kevin J. Lynch	Director	March 30, 2006
Kevin J. Lynch

/s/ Richard S. Mroz	Director	March 30, 2006
Richard S. Mroz