Form 10-Q
period 2006-03-31
Federal Home Loan Bank of New York
filed 2006-05-15
CIK 1329842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-51397
Federal Home Loan Bank of New York
(Exact name of registrant as specified in its charter)

Federal	13-6400946
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 Park Avenue, New York, New York	10178
(Address of principal executive offices)	(Zip Code)
212-681-6000
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
Yes ☑            No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
     Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At April 27, 2006, the Registrant had 37,266,471 shares of stock outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Statements of Condition — Unaudited (in thousands, except par value)
As of March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$27,988	$22,114
Interest-bearing deposits, includes $93.1 million pledged at March 31, 2006, and $244.8 million at December 31, 2005	6,307,322	8,699,107
Federal funds sold	4,568,000	2,925,000
Held-to-maturity securities, includes $0 pledged at March 31, 2006 and December 31, 2005 (Note 2)	10,058,428	9,566,441
Advances (Note 3)	62,405,649	61,901,534
Mortgage loans held-for-portfolio, net of allowance for credit losses of $582 thousand at March 31, 2006, and December 31, 2005 (Note 4)	1,456,530	1,466,943
Accrued interest receivable	400,550	377,253
Premises and equipment, net	11,599	11,257
Derivative assets (Note 8)	83,911	19,197
Other assets	26,318	24,672

Total assets	$85,346,295	$85,013,518

Liabilities and capital

Liabilities
Deposits
Interest-bearing demand	$2,284,017	$2,637,168
Non-interest bearing demand	2,567	969
Term	93,675	19,525

Total deposits	2,380,259	2,657,662

Consolidated obligations, net (Note 5)
Bonds	58,169,654	56,768,622
Discount Notes	19,816,226	20,510,525

Total consolidated obligations	77,985,880	77,279,147

Mandatorily redeemable capital stock (Note 6)	27,413	18,087

Accrued interest payable	540,807	498,318
Affordable Housing Program (Note 7)	93,711	91,004
Payable to REFCORP	15,672	14,062
Derivative liabilities (Note 8)	282,325	491,866
Other liabilities	85,401	77,992

Total liabilities	81,411,468	81,128,138

Commitments and Contingencies (Notes 5, 6, 8 and 13)

Capital (Notes 6, 14 and 15)
Capital stock ($100 par value), putable, issued and outstanding shares:
36,207 at March 31, 2006, and 35,905 at December 31, 2005	3,620,666	3,590,454
Unrestricted retained earnings	307,982	291,413
Accumulated other comprehensive income (loss) (Note 11)
Net unrealized gain on hedging activities	8,780	5,352
Minimum liability on benefits equalization plan	(2,601)	(1,839)

Total capital	3,934,827	3,885,380

Total liabilities and capital	$85,346,295	$85,013,518

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Income – Unaudited (in thousands, except per share data)
For the three months ended March 31, 2006 and 2005

	2006	2005
Interest income
Advances	$701,775	$458,763
Interest-bearing deposits	76,492	23,344
Federal funds sold	20,392	14,405
Available-for-sale securities	—	5,044
Held-to-maturity securities	129,852	149,945
Mortgage loans held-for-portfolio	18,858	16,016
Other	5	9

Total interest income	947,374	667,526

Interest expense
Consolidated obligations bonds	626,751	451,446
Consolidated obligations discount notes	202,827	105,852
Deposits	14,072	12,100
Mandatorily redeemable stock (Note 6)	320	669
Cash collateral held and other borrowings	165	16

Total interest expense	844,135	570,083

Net interest income before provision for credit losses	103,239	97,443

Provision for credit losses on mortgage loans	—	34

Net interest income after provision for credit losses	103,239	97,409

Other income (loss)
Service fees	807	1,141
Net realized and unrealized (loss) gain on derivatives and hedging activities ( Note 8)	(1,936)	1,055
Losses from extinguishment of debt and other	5	(3,755)

Total other income (loss)	(1,124)	(1,559)

Other expenses
Operating	15,474	14,652
Finance Board and Office of Finance	1,281	1,521

Total other expenses	16,755	16,173

Income before assessments	85,360	79,677

Affordable Housing Program (Note 7)	7,001	6,663
REFCORP	15,672	14,825

Total assessments	22,673	21,488

Income before cumulative effect of change in accounting principle	62,687	58,189

Cumulative effect of change in accounting principle	—	1,109

Net income	$62,687	$59,298

Basic earnings per share: (Note 14)
Earnings before cumulative effect of change in accounting principle	$1.73	$1.62
Cumulative effect of change in accounting principle	—	0.03

Net earnings per share	$1.73	$1.65

Cash dividends paid per share	$1.29	$.77

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Capital – Unaudited (in thousands, except per share data)
For the three months ended March 31, 2006 and 2005

						Accumulated
	Capital Stock*		Capital Stock*			Other		Total
	Pre-Exchange		Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)
Balance, December 31, 2004	36,550	$3,655,047	—	$—	$223,434	$649	$3,879,130

Proceeds from sale of capital stock	4,734	473,421	—	—	—	—	473,421
Redemption of capital stock	(5,769)	(576,927)	—	—	—	—	(576,927)
Net Income	—	—			59,298	—	59,298	$59,298
Other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	287	287	287
Net unrealized gain (loss) on hedging activities	—	—	—	—	—	10,545	10,545	10,545
Cash dividends ($0.77 per share) on capital stock	—	—	—	—	(27,464)	—	(27,464)

Balance, March 31, 2005	35,515	$3,551,541	—	$—	$255,268	$11,481	$3,818,290	$70,130

Balance, December 31, 2005	—	$—	35,905	$3,590,454	$291,413	$3,513	$3,885,380
Proceeds from sale of capital stock — Class B	—	—	8,052	805,251	—	—	805,251
Redemption of capital stock- Class B	—	—	(7,657)	(765,714)	—	—	(765,714)
Transfer of mandatorily redeemable stock	—	—	(93)	(9,325)	—	—	(9,325)
Net Income	—	—	—	—	62,687	—	62,687	$62,687
Other comprehensive income (loss)
Net unrealized gain on hedging activities	—	—	—	—	—	3,429	3,429	3,429
Additional minimum liability on benefits equalization plan	—	—	—	—	—	(763)	(763)	(763)
Cash dividends ($1.29 per share) on capital stock	—	—	—	—	(46,118)	—	(46,118)

Balance, March 31, 2006	—	$—	36,207	$3,620,666	$307,982	$6,179	$3,934,827	$65,353

*	putable stock
The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows – Unaudited (in thousands)
Three months ended March 31, 2006 and 2005

	2006	2005
Operating Activities

Net Income	$62,687	$59,298
Cumulative effect of change in accounting principle	—	(1,109)

Income before cumulative effect of change in accounting principle	62,687	58,189

Adjustments to reconcile net income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation and amortization
Net premiums and discounts on consolidated obligations, investments, and mortgage loans	17,582	34,559
Concessions on consolidated obligations	3,159	2,763
Premises and equipment	1,020	1,035
Provision for credit losses on mortgage loans	—	34
Loss (Gain) due to change in net fair value adjustments on derivatives and hedging activities	3,497	(8,605)
Net change in:
Accrued interest receivable	(23,298)	(7,648)
Derivative assets-accrued interest	(69,720)	(59,480)
Derivative liabilities-accrued interest	40,840	14,968
Other assets	129	(2,389)
Affordable Housing Program liability	2,707	1,445
Accrued interest payable	42,420	39,615
REFCORP liability	1,610	3,532
Other liabilities	(750)	7,555

Total adjustments	19,196	27,384

Net cash provided by operating activities	81,883	85,573

Investing activities
Net change in:
Interest-bearing deposits	2,391,732	(1,169,402)
Federal funds sold	(1,643,000)	(118,000)
Deposits with other FHLBanks mortgage programs	53	—
Held-to-maturity securities:
Purchased	(1,100,118)	(381,260)
Proceeds	604,194	742,945
Available-for-sale securities:
Proceeds	—	35,023
Advances:
Principal collected	136,223,551	114,843,709
Made	(137,066,527)	(109,694,477)
Mortgage loans held-for-portfolio:
Principal collected	38,988	33,866
Purchased and originated	(28,930)	(162,873)
Principal collected on other loans made	64	59
Premises and equipment	(1,361)	(603)

Net cash (used in) provided by investing activities	(581,354)	4,128,987

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows – Unaudited (in thousands)
Three months ended March 31, 2006 and 2005

	2006	2005
Financing activities
Net change in:
Deposits and other borrowings	$(269,244)	$(25,471)
Mandatorily redeemable capital stock	9,396	(90,853)
Consolidated obligation bonds:
Proceeds from issuance	11,058,168	6,552,171
Payments for maturing and early retirement	(9,556,644)	(6,912,567)
Consolidated obligation discount notes:
Proceeds from issuance	159,334,107	158,998,377
Payments for maturing	(160,054,531)	(162,599,809)
Capital stock:
Proceeds from issuance	795,925	473,421
Payments for redemption	(765,714)	(576,927)
Cash dividends paid *	(46,118)	(27,464)

Net cash provided by (used in) financing activities	505,345	(4,209,122)

Net increase in cash and cash equivalents	5,874	5,438
Cash and cash equivalents at beginning of the period	22,114	22,376

Cash and cash equivalents at end of the period	$27,988	$27,814

Supplemental disclosures:
Interest paid	$1,669,059	$342,900

Affordable Housing Program payments **	$4,294	$5,218

REFCORP payments	$14,062	$11,294

Investing activities
Loans made to other FHLBanks	$—	$—
Principal collected on loans to other FHLBanks	—	—

Net change in loans to other FHLBanks	$—	$—

Financing activities
Deposit activity — Net change***	$53	$—

Proceeds from short-term borrowings from other FHLBanks	$85,000	$100,000
Payment of short-term borrowings from other FHLBanks	(85,000)	(100,000)

Net change in borrowings from other FHLBanks	$—	$—

*	Does not include payments to holders of mandatorily redeemable capital stock.

**	AHP payments = (beginning accrual — ending accrual) + AHP assessment for the year; payments represent funds released to the Affordable Housing Program.

***	Represented deposit activity with the MPF Provider.
The accompanying notes are an integral part of the unaudited financial statements.

Notes to Financial Statements – Unaudited
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
Members of the cooperative must purchase FHLBNY stock according to regulatory requirements. The business of the cooperative is to provide liquidity for our members (primarily in the form of advances) and to provide a return on their investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. This means that the FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.
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

Notes to Financial Statements – Unaudited
The Code of Business Conduct and Ethics is posted on the Corporate Governance Section of the FHLBNY’s website at www.fhlbny.com
Tax Status
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
Each FHLBank is required to pay 20 percent of income calculated in accordance with accounting principles generally accepted in the U.S. (“GAAP”) after the assessment for Affordable Housing Program, but before the assessment for the REFCORP. The Affordable Housing Program and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBNY accrues its REFCORP assessment on a monthly basis.
The Resolution Funding Corporation has been designated as the calculation agent for Affordable Housing Program and REFCORP assessments. Each FHLBank provides its net income before Affordable Housing Program and REFCORP to the Resolution Funding Corporation, which then performs the calculations for each quarter end.
Affordable Housing Program (“AHP”) Assessments. Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the Affordable Housing Program the greater of $100 million or 10 percent of regulatory net income. Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock under Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and the assessment for Affordable Housing Program, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Board. The FHLBNY accrues this expense monthly based on its income.
Basis of Presentation
The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expense during the report period. Although management believes these judgments, estimates, and assumptions to be reasonably accurate, actual results may differ. The information contained in the financial statements is unaudited. In the opinion of management, only normal recurring adjustments necessary for a fair statement of the interim period results have been made. Certain prior period amounts were reclassified to conform to current period presentation.

Notes to Financial Statements – Unaudited
These unaudited financial statements should be read in conjunction with the FHLBNY’s audited financial statements for the year ended December 31, 2005, included in Form 10-K filed on March 30, 2006.
Note 1 to Financial Statements of the Federal Home Loan Bank of New York filed with Form 10-K on March 30, 2006 contains a summary of our significant accounting policies.
Note 1. Accounting Developments
Recently Issued Accounting Standards & Interpretations
SFAS 156 — In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”).
SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis.
The new standard provides some relief for servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights. In a rising interest rate environment, losses on derivatives used for hedging must be recognized. However, corresponding increases in the fair value of the related servicing rights previously could not be recognized since SFAS 140 mandated that servicing rights be carried at the lower of cost or market. This situation generates income volatility.
SFAS 156 also changes how gains and losses are computed in transfers or securitizations that qualify for “sale treatment” in which the transferor retains the right to service the transferred financial assets. Under SFAS 156, servicing assets must be initially recorded at fair value and treated as part of the proceeds received by the transferor, thus effecting the gain/loss calculations.
The Bank has chosen not to early adopt and will apply the provisions of SFAS 156 as of January 1, 2007. The Bank is in the process of evaluating the impact of adopting SFAS 156. However, implementation of the standard is not expected to have a significant impact on the Bank.
As discussed in Note 2 to the Financial Statements in the Bank’s Form 10-K filed on March 30, 2006, the adoption of Derivatives Implementation Group (“DIG”) Issues B38, “Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” and DIG Issue B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” did not have a material impact on the operations and financial condition of the FHLBNY.
The Bank continues to evaluate the impact of adopting SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), and has not yet determined the effect, if any, that the implementation of SFAS 155 will have on its earnings or financial position.

Notes to Financial Statements – Unaudited
Note 2. Held-to-maturity Securities
Held-to-maturity securities consisted of mortgage- and asset-backed securities (“MBS”), and state and local housing finance agency bonds. The amortized cost and the fair value of these securities were as follows (in thousands):

	March 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State or local housing agency obligations	$931,225	$11,114	$(458)	$941,881
Mortgage-backed securities	9,127,203	47,772	(208,618)	8,966,357

Total	$10,058,428	$58,886	$(209,076)	$9,908,238

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State or local housing agency obligations	$992,578	$16,069	$—	$1,008,647
Mortgage-backed securities	8,573,863	72,908	(125,844)	8,520,927

Total	$9,566,441	$88,977	$(125,844)	$9,529,574

Notes to Financial Statements – Unaudited
Securities Impairment
Temporary impairment. The following table summarizes held-to-maturity securities with fair values below their amortized cost, i.e., in an unrealized loss position at March 31, 2006 and December 31, 2005. The fair values and unrealized losses are aggregated by major security type and rating, and by the length of time individual securities have been in a continuous unrealized loss position. Securities, to which different rating levels have been assigned by different rating agencies, i.e., split ratings, are assigned to the lower rating category.
Temporary impairment at March 31, 2006 (in thousands):

	Less than 12 months		12 months or more
	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses
Mortgage- and residential asset-backed securities — fixed rate
AAA-rated	$3,381,137	$84,295	$2,728,221	$123,521
AA-rated	—	—	—	—
Below AA	—	—	—	—
Mortgage- and residential asset-backed securities — variable rate
AAA-rated	176,544	802	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—

	3,557,681	85,097	2,728,221	123,521

State and local housing finance agencies — fixed rate
AAA-rated	—	—	—	—
AA-rated	16,062	458	—	—
Below AA	—	—	—	—
State and local housing finance agencies — variable rate
AAA-rated	—	—	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—

	16,062	458	—	—

Total temporarily impaired	$3,573,743	$85,555	$2,728,221	$123,521

There were 47 securities in a temporarily impaired condition for 12-months or longer at March 31, 2006, representing 21.8% of MBS securities in terms of the numbers of securities. In terms of the book value outstanding at March 31, 2006, the percentage was 29.9% or $2.7 billion.
The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities to anticipated recovery of their value. In addition, the FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis represent temporary impairment at March 31, 2006.

Notes to Financial Statements – Unaudited
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

There were 41 securities in a temporarily impaired condition for 12-months or longer at December 31, 2005, representing 21.0% of MBS securities in terms of the numbers of securities. In terms of the book value outstanding at December 31, 2005, the percentage was 29.7%, or $2.5 billion.
Note 3. Advances
Advances outstanding at March 31, 2006, and December 31, 2005 are summarized below (in thousands):

	March 31, 2006		December 31, 2005
		Weighted		Weighted
	Amount	Average Yield	Amount	Average Yield
Overdrawn demand deposit accounts	$13	5.60%	$—	0.00%
Due in one year or less	13,109,386	4.42%	15,645,155	4.12%
Due after one year through two years	12,650,479	4.50%	8,858,008	4.16%
Due after two years through three years	8,172,389	4.65%	11,493,647	4.45%
Due after three years through four years	3,860,832	5.03%	2,641,601	4.90%
Due after four years through five years	8,160,153	5.34%	7,615,315	5.42%
Thereafter	16,583,031	3.97%	15,439,581	4.00%

Total par value	62,536,283	4.50%	61,693,307	4.35%

Discount on AHP advances	(596)		(624)
Net premium on advances	966		1,122
SFAS 133 hedging adjustments	(131,004)		207,729

Total	$62,405,649		$61,901,534

Notes to Financial Statements – Unaudited
Note 4. Mortgage Loans
Mortgage Partnership Finance® Program (“MPF”®) loans predominate the mortgage loans held for investment. The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from its participating members. Included in the total are outstanding balances of $48.8 million and $48.7 million at March 31, 2006 and December 31, 2005, comprising of mortgage loans originated by the FHLBNY. The FHLBNY’s member institutions create, service, and credit-enhance the loans. No intermediary trusts are involved. Other loans consist entirely of loans in the Community Mortgage Partnership Asset (“CMA”) program, which has been inactive since 2001.
The following summarizes investments in mortgage loans (dollars in thousands):

	March 31, 2006		December 31, 2005
	2006	Percentage	2005	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$594,568	41.0%	$596,236	40.8%
Fixed long-term single-family mortgages	847,873	58.5%	853,738	58.5%
Multi-family mortgages	6,899	0.5%	6,859	0.5%
Non-residential mortgages	—	0.0%	2,713	0.2%

Total par value	1,449,340	100.0%	1,459,546	100.0%

Net unamortized premiums	14,366		14,789
Net unamortized discounts	(6,259)		(6,381)
Basis adjustment	(335)		(429)

Total mortgage loans held-for-portfolio	1,457,112		1,467,525

Allowance for credit losses	(582)		(582)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,456,530		$1,466,943

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 basis points but varies with the particular MPF program. The First Loss Account is not recorded or reported as a reserve for loan losses. The FHLBNY is responsible for absorbing losses in the first layer. The second layer is that amount of credit obligations that the Participating Financial Institution (“PFI”) has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued aggregated $0.4 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively, and were reported as a reduction to mortgage loan interest income. The amounts of charge-offs in all periods reported were insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.

Notes to Financial Statements – Unaudited
The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended
	March 31,
	2006	2005
Beginning balance	$11,318	$9,336
Additions	125	787
Charge-offs	—	—
Recoveries	—	—

Ending balance	$11,443	$10,123

Note 5. Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes. The following summarizes outstanding balances at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Consolidated obligation bonds — amortized cost	$58,640,589	$57,147,738
Basis adjustments	(470,935)	(379,116)

Total Consolidated obligation- bonds	$58,169,654	$56,768,622

Discount notes — amortized cost	$19,816,226	$20,510,525

Total Consolidated obligation- discount notes	$19,816,226	$20,510,525

Notes to Financial Statements — Unaudited
Note 6. Capital, Capital Ratios, and Mandatorily Redeemable Capital Stock
The FHLBanks, including FHLBNY, have a unique cooperative structure. To access FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in FHLBNY. The member’s stock requirement is based on the amount of mortgage-related assets on the member’s balance sheet and its use of FHLBNY advances, as prescribed by the FHLBank Act, which reflects the value of having ready access to FHLBNY as a reliable source of low-cost funds. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. The stock is not publicly traded.
The Gramm-Leach-Bliley Act (“GLB Act”) allows the FHLBNY to have two classes of stock, and each class may have sub-classes. Class A stock is conditionally redeemable on six months written notice from the member, and class B stock is conditionally redeemable on five years written notice from the member. Under the GLB Act, membership is voluntary for all members. Members that withdraw from the FHLBNY may not reapply for membership of any FHLBank for five years from the date of withdrawal. Membership without interruption between two FHLBanks is not considered to be a termination of membership for this purpose.
The FHLBNY’s capital stock comprises of Class B stock which is sub-divided into membership stock and activity-based stock.
The FHLBNY is subject to risk-based capital rules. Specifically, the FHLBNY is subject to three capital requirements under the new capital structure plan adopted on December 1, 2005. First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the FHLBNY policy and rules and regulations of the Finance Board. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Board may require the FHLBNY to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements. In addition, the FHLBNY is required to maintain at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 time divided by total assets. The FHLBNY was in compliance with the aforementioned capital rules and requirements. Mandatorily redeemable capital stock is considered capital for determining the FHLBNY’s compliance with its regulatory requirements.

Notes to Financial Statements — Unaudited
Capital Ratios
The following table shows the risk-based capital ratios at March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$688,960	$3,956,061	$626,486	$3,899,954
Total capital-to-asset ratio	4.00%	4.64%	4.00%	4.57%
Total capital	$3,413,852	$3,956,061	$3,400,541	$3,899,954
Leverage ratio	5.00%	6.95%	5.00%	6.88%
Leverage capital	$4,267,315	$5,934,092	$4,250,676	$5,849,931
Mandatorily Redeemable Capital Stock
Generally speaking, the FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income.
Mandatorily redeemable stock at March 31, 2006 and December 31, 2005 represented stock held by former members who were no longer members by virtue of being acquired by members of another FHLBank. Such stock will be repaid when the stock is no longer required to support outstanding transactions with the FHLBNY.
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

Notes to Financial Statements — Unaudited
Anticipated redemption terms of mandatorily redeemable capital stock were as follows at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Redemption within one year	$9,502	$109
Redemption after one year through two years	8,104	7,904
Redemption after three years through five years	9,768	10,034
Redemption after six years through ten years	39	40

Total	$27,413	$18,087

The FHLBNY’s activity for mandatorily redeemable capital stock for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	March 31, 2006	March 31, 2005
Balance, beginning of period	$18,087	$126,581
Capital stock subject to mandatory redemption reclassified from equity	13,910	—
Redemption of mandatorily redeemable capital stock	(4,584)	(90,853)

Balance, end of period	$27,413	$35,728

Net accrued interest payable, end of the period (5.11% annualized for 2006; 5.25% annualized for 2005)	$327	$648

Note 7. Affordable Housing Program
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended
	March 31,
	2006	2005
Beginning balance	$91,004	$81,580

Additions from current year’s assessments	7,001	6,663
Net disbursements for grants and programs	(4,294)	(5,218)

Ending balance	$93,711	$83,025

Notes to Financial Statements — Unaudited
Note 8. Derivatives
The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans outstanding at March 31, 2006, and purchased caps and floors if the counterparty defaults and the related collateral, if any, is of no value to the FHLBNY.
The following table presents outstanding notional balances and estimated fair values of the derivatives by SFAS 133 hedge type at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006		December 31, 2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$75,379,468	$(349,728)	$70,724,618	$(594,584)
Cash flow	224,000	976	788,000	528
Economic	25,000	(48)	5,000	(128)
Interest rate caps/floors			—
Fair Value	1,608,194	(11)	1,618,194	(7)
Mortgage delivery commitments
Fair value	1,415	(4)	657	—
Other
Intermediation	130,000	5	130,000	5

Total	$77,368,077	$(348,810)	$73,266,469	$(594,186)

Notes to Financial Statements — Unaudited
The following table reconciles derivatives data by hedging classifications at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006		December 31, 2005
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Advances — fair value hedges	$34,618,613	$130,142	$32,662,378	$(208,249)
Advances — economic hedges	1,608,194	(11)	1,618,194	(7)
Consolidated obligations — fair value hedges	40,760,855	(479,870)	38,062,240	(386,335)
Consolidated obligations — economic hedges	25,000	(48)	5,000	(128)
Mortgage loans — commitment	1,415	(4)	657	—
Cash Flow- anticipated transactions	224,000	976	788,000	528
Intermediary positions — economic hedges	130,000	5	130,000	5

Total notional and fair value	$77,368,077	$(348,810)	$73,266,469	$(594,186)

Total derivatives excluding accrued interest		$(348,810)		$(594,186)
Accrued interest		150,396		121,517

Net derivative balance		$(198,414)		$(472,669)

Net derivative asset balance		$83,911		$19,197
Net derivative liability balance		(282,325)		(491,866)

Net derivative balance		$(198,414)		$(472,669)

Derivative Gains and Losses Reclassified from Accumulated other comprehensive income (loss) to Current Period Income
The following table summarizes changes in derivative gains and losses and reclassifications into current period earnings for the periods reported, as recorded in Accumulated other comprehensive income (loss) (in thousands):

	Three months ended
	March 31, 2006	March 31, 2005
Accumulated gains, beginning of period	$5,352	$898
Net hedging transactions	3,970	6,916
Reclassified into earnings	(542)	3,629

Accumulated gains, end of period	$8,780	$11,443

Notes to Financial Statements — Unaudited
Earnings Impact of Hedging Activities
Net Realized and Unrealized Gain (Loss) on Derivatives and Hedging Activities
As a result of applying SFAS 133, the FHLBNY recorded the following net gains (losses) on derivatives and hedging activities for the three months ended March 31, 2006 and 2005 (in thousands):

	Three months ended
	March 31, 2006	March 31, 2005
Losses related to fair value hedge ineffectiveness	$(1,875)	$(425)
(Losses) gains on economic hedges	(61)	1,480

Net (losses) gains on derivatives hedging activities	$(1,936)	$1,055

Cash Flow Hedges
There were no material amounts for the three months ended March 31, 2006 and March 31, 2005 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. Over the next twelve months, it is expected that $3.0 million of net gains recorded in Accumulated other comprehensive income at March 31, 2006, will be recognized in earnings.

Notes to Financial Statements — Unaudited
Note 9. Employee Retirement Plans
The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“DB Plan”). The DB Plan is a tax-qualified defined benefit pension plan that covers substantially all officers and employees of the FHLBNY. Contributions to DB Plan charged to operating expenses for the three months ended March 31, 2006 and 2005 were $1.5 million, and $1.6 million, respectively. The DB Plan is a multi-employer plan and does not segregate its assets, liabilities, or costs by participating employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the FHLBNY are not made.
The FHLBNY also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a defined contribution plan. The Bank’s contributions are equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBNY contributed $282 thousand, and $322 thousand for the three months ended March 31, 2006 and 2005, respectively.
In addition, the FHLBNY maintains a deferred compensation plan, available to eligible employees, which is, in substance, an unfunded supplemental retirement plan, referred to as the Benefit Equalization Thrift Plan. The plan’s liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. Assumptions used in determining the supplemental retirement pension cost included a discount rate assumption of 5.50%.
Components of the net periodic pension cost for the FHLBNY’s supplemental retirement plan, referred to as the Benefit Equalization Plan, were as follows for the three months ended March 31, 2006 and 2005 (in thousands):

	Three months ended
	March 31,
	2006	2005
Service Cost	$(150)	$(174)
Interest Cost	(200)	(166)
Amortization of unrecognized prior service cost	13	12
Amortization of unrecognized net loss	(163)	(166)

Net periodic benefit cost	$(500)	$(494)

Notes to Financial Statements — Unaudited
The FHLBNY also offers a postretirement health benefit plan to retirees. There are no funded plan assets that have been designated to provide postretirement health benefits. Assumptions used in determining the postretirement benefit cost included a discount rate of 5.50%.
Components of the net periodic postretirement benefit cost for the FHLBNY’s postretirement health benefits plan were as follows for the three months ended March 31, 2006 and 2005 (in thousands):

	Three months ended
	March 31,
	2006	2005
Service cost (benefits attributed to service during the period)	$(135)	$(170)
Interest cost on accumulated postretirement benefit obligation	(148)	(144)
Amortization of loss	(80)	(92)

Net periodic postretirement benefit cost	$(363)	$(406)

Notes to Financial Statements — Unaudited
Note 10. Related Party Transactions
The FHLBNY is a cooperative and the members own almost all of the stock of the FHLBNY. Stock that is not owned by members is held by former members. The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The FHLBNY conducts its advances business almost exclusively with members.
All transactions with all members, including those whose officers may serve as directors of the FHLBNY, are at terms that are no more favorable than comparable transactions with other members.
The following tables summarize outstanding balances and transactions with related parties at March 31, 2006 and December 31, 2005.
Related Party: Outstanding Assets, Liabilities and Equity (in thousands):

	March 31, 2006		December 31, 2005
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$27,988	$—	$22,114
Interest-bearing deposits	—	6,307,322	—	8,699,107
Federal funds sold	—	4,568,000	—	2,925,000
Held-to-maturity securities	—	10,058,428	—	9,566,441
Advances	62,405,649	—	61,901,534	—
Mortgage loans*	—	1,456,530	—	1,466,943
Accrued interest receivable	290,399	110,151	276,796	100,457
Premises and equipment, net	—	11,599	—	11,257
Derivative assets	—	83,911	—	19,197
Other assets**	—	26,318	—	24,672

	$62,696,048	$22,650,247	$62,178,330	$22,835,188

Liabilities
Deposits	$2,380,259	$—	$2,657,662	$—
Consolidated obligations	—	77,985,880	—	77,279,147
Mandatorily redeemable capital stock	27,413	—	18,087	—
Accrued interest payable	—	540,807	—	498,318
Affordable Housing Program***	93,711	—	91,004	—
Payable to REFCORP	—	15,672	—	14,062
Derivative liabilities	—	282,325	—	491,866
Other liabilities****	55,628	29,773	47,468	30,524

Total liabilities	2,557,011	78,854,457	2,814,221	78,313,917

Capital	3,934,827	—	3,885,380	—

	$6,491,838	$78,854,457	$6,699,601	$78,313,917

*	Includes insignificant amount of mortgage loans purchased from members of another FHLBank.

**	Includes insignificant amounts of miscellaneous assets that are considered related party.

***	Represents funds not yet disbursed to eligible programs.

****	Includes member pass-through reserves at the Federal Reserve Bank ($55.6 million and $47.5 million at March 31, 2006 and December 31, 2005).

Notes to Financial Statements — Unaudited
Related Party: Income and Expense transactions (in thousands):

	Three months ended
	March 31, 2006		March 31, 2005
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$701,775	$—	$458,763	$—
Interest-bearing deposits	—	76,492	—	23,344
Federal funds sold	—	20,392	—	14,405
Available-for-sale securities	—	—	—	5,044
Held-to-maturity securities	—	129,852	—	149,945
Mortgage loans *	—	18,858	—	16,016
Loans to other FHLBanks	—	—	—	—
Collateral pledged	—	5	—	9

Total interest income	$701,775	$245,599	$458,763	$208,763

Interest expense
Consolidated obligations	$—	$829,578	$—	$557,298
Deposits	14,072	—	12,100	—
Mandatorily redeemable stock	320	—	669	—
Cash collateral held and other borrowings	—	165	—	16

Total interest expense	$14,392	$829,743	$12,769	$557,314

Service fees	$807	$—	$1,141	$—

*	Includes de minimis amount of mortgage interest income from loans purchased from members of another FHLBank.

Notes to Financial Statements – Unaudited
Note 11. Total Comprehensive Income
Total comprehensive income was comprised of Net Income and Accumulated other comprehensive income (loss), which included gains on available-for-sale securities, cash flow hedging activities, and additional minimum liability on the Benefits Equalization Plan.
Changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Available-		Benefits	Accumulated other
	for-sale	Cash-flow	Equalization	Comprehensive
	securities	hedges	Plan	Income (Loss)

Balance, December 31, 2004	$2,240	$898	$(2,489)	$649

Net change	287	10,545	—	10,832

Balance, March 31, 2005	2,527	11,443	(2,489)	11,481

Net change	(2,527)	(6,091)	650	(7,968)

Balance, December 31, 2005	—	5,352	(1,839)	3,513

Net change	—	3,428	(762)	2,666

Balance, March 31, 2006	$—	$8,780	$(2,601)	$6,179

Notes to Financial Statements — Unaudited
Note 12. Estimated Fair Values
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of March 31, 2006 were as follows (in thousands):

		Net
		Unrealized	Estimated
	Carrying	Gains	Fair
Financial Instruments	Value	Losses	Value
Assets
Cash and due from banks	$27,988	$—	$27,988
Interest-bearing deposits	6,307,322	(2,201)	6,305,121
Federal funds sold	4,568,000	(29)	4,567,971
Held-to-maturity securities	10,058,428	(150,190)	9,908,238
Advances	62,405,649	(175,501)	62,230,148
Mortgage loans	1,456,530	(40,494)	1,416,036
Accrued interest receivable	400,550	—	400,550
Derivative assets	83,911	—	83,911
Other financial assets	3,454	—	3,454

Liabilities
Deposits	2,380,259	(26)	2,380,233
Consolidated obligations:
Discount notes	19,816,226	(6,284)	19,809,942
Bonds	58,169,654	(323,832)	57,845,822

Mandatorily redeemable capital stock	27,413	—	27,413
Accrued interest payable	540,807	—	540,807
Derivative liabilities	282,325	—	282,325
Other financial liabilities	61,720	—	61,720
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of December 31, 2005 were as follows (in thousands):

		Net
		Unrealized	Estimated
	Carrying	Gains	Fair
Financial Instruments	Value	Losses	Value
Assets
Cash and due from banks	$22,114	$—	$22,114
Interest-bearing deposits	8,699,107	(1,205)	8,697,902
Federal funds sold	2,925,000	28	2,925,028
Held-to-maturity securities	9,566,441	(36,867)	9,529,574
Advances	61,901,534	(122,412)	61,779,122
Mortgage loans	1,466,943	(21,503)	1,445,440
Accrued interest receivable	377,253	—	377,253
Derivative assets	19,197	—	19,197
Other financial assets	1,074	—	1,074

Liabilities
Deposits	2,657,662	(2)	2,657,660
Consolidated obligations:
Discount notes	20,510,525	(3,115)	20,507,410
Bonds	56,768,622	(178,235)	56,590,387

Mandatorily redeemable capital stock	18,087	—	18,087
Accrued interest payable	498,318	—	498,318
Derivative liabilities	491,866	—	491,866
Other financial liabilities	54,638	—	54,638

Notes to Financial Statements — Unaudited
Note 13. Commitments and Contingencies
The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. Neither the FHLBNY nor any other FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including indirect guarantees of indebtedness of others” (“FIN 45”); FHLBNY would have otherwise been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exceptions in FIN 45. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at March 31, 2006 and December 31, 2005. The par amounts of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, were approximately $935.8 billion and $937.5 billion at March 31, 2006 and December 31, 2005.
Commitments for additional advances totalled approximately $20.4 billion and $20.8 billion as of March 31, 2006 and December 31, 2005. Commitments are conditional, and generally were for periods of up to twelve months. Extension of credit under these commitments is subject to certain collateral requirements and other financial criteria at the time the commitment is drawn upon. Standby letters of credit are executed for members for a fee. Standby letters of credit are issued on behalf of members for a fee to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of this obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $224.9 million and $238.3 million as of March 31, 2006 and December 31, 2005, respectively and had original terms of up to fifteen years, with a final expiration in 2019. Unearned fees on standby letters of credit are recorded in other liabilities and were not significant as of March 31, 2006 and December 31, 2005. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit. Standby letters of credit are fully collateralized at the time of issuance.
The FHLBNY was unconditionally obligated to purchase $1.4 million and $0.7 million in mortgage loans at March 31, 2006 and December 31, 2005 under the MPF program. Commitments are generally for periods not to exceed 45 days. In accordance with SFAS 149, such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase in aggregate $416.1 million and $379.8 million as of March 31, 2006 December 31, 2005.
The FHLBNY generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of March 31, 2006 and December 31, 2005, interest-bearing deposits included $93.1 million and $244.8 million in cash pledged as collateral to broker-dealers and banks with credit-risk exposure to the FHLBNY related to derivatives.
The FHLBNY charged to operating expenses net rental costs of approximately $0.8 million and $0.7 million for the three months ended at March 31, 2006 and March 31, 2005. Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY.

Notes to Financial Statements — Unaudited
The following table summarizes commitments and contingencies as of March 31, 2006 (in thousands):

	Payments due or expiration terms by period
		> 1 year	> 3 years
	<= 1 year	<= 3 years	<= 5 years	> 5 years	Total
Contractual Obligations
Consolidated obligations-bonds at par	$22,513,855	$27,983,945	$4,759,850	$3,370,900	$58,628,550
Mandatorily redeemable capital stock	9,502	8,104	9,768	39	27,413
Premise and equipment (rental and lease obligations)	2,828	5,730	4,350	15,397	28,305

Total contractual obligations	22,526,185	27,997,779	4,773,968	3,386,336	58,684,268

Other contractual obligations
Standby letters of credit	181,855	26,134	5,165	11,699	224,853
Unused lines of credit and other conditional commitments	20,380,964	—	—	—	20,380,964
Open delivery commitments	1,415	—	—	—	1,415

Total other contractual obligations	20,564,234	26,134	5,165	11,699	20,607,232

Total commitments	$43,090,419	$28,023,913	$4,779,133	$3,398,035	$79,291,500

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

Notes to Financial Statements — Unaudited
Note 14. Earnings per Share of Capital
The following table sets forth the computation of earnings per share of capital (in thousands except per share amounts):

	Three months ended
	March 31, 2006
	2006	2005
Net income before cumulative effect of change in accounting principle	$62,687	$58,189
Cumulative effect of change in accounting principle	—	1,109

Net income available to stockholders	$62,687	$59,298

Weighted average shares of capital	36,413	36,736
Less: Mandatorily redeemable capital	(260)	(866)

Average number of shares of capital used to calculate earnings per share	36,153	35,870

Earnings per share of capital before cumulative effect of change in accounting principle	$1.73	$1.62
Cumulative effect of change in accounting principle	—	0.03

Net earnings per share of capital	$1.73	$1.65

Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents.
Note 15. Segment Information
The FHLBNY manages its operations as a single business segment. Management and the FHLBNY’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.
Advances to large members constitute a significant percentage of FHLBNY’s advance portfolio and its source of revenues.
The following table summarizes advances to the top 5 members at March 31, 2006 and interest income earned for the three months ended March 31, 2006 (in millions):

			Par	Percent of Total	Interest
	City	State	Advances	Par Advances	Income
New York Community Bank	Westbury	NY	$7,304,398	11.7%	$79,404
Hudson City Savings Bank	Paramus	NJ	5,350,000	8.6%	49,285
HSBC Bank USA, National Association	Wilmington	DE	5,009,924	8.0%	56,801
Manufacturers and Traders Trust Company	Buffalo	NY	3,803,457	6.1%	45,292
North Fork Bank	Mattituck	NY	3,625,015	5.8%	49,890

Total			$25,092,794	40.2%	$280,672

Notes to Financial Statements — Unaudited
The following table summarizes advances to the top 5 members at March 31, 2005 and interest income earned for the three months ended March 31, 2005 (in millions):

			Par	Percent of Total	Interest
	City	State	Advances	Par Advances	Income
North Fork Bank	Mattituck	NY	$6,200,015	10.0%	$41,295
New York Community Bank	Westbury	NY	5,502,988	8.9%	57,179
HSBC Bank USA, National Association	Wilmington	DE	5,011,890	8.1%	32,100
Manufacturers and Traders Trust Company	Buffalo	NY	3,679,067	5.9%	29,123
Independence Community Bank	New York	NY	3,078,000	5.0%	35,521

Total			$23,471,960	37.9%	$195,218

The following table summarizes advances to the top 5 members at December 31, 2005, and interest income earned for the twelve months ended December 31, 2005 (in millions):

			Par	Percent of Total	Interest
	City	State	Advances	Par Advances	Income
New York Community Bank	Westbury	NY	$6,476,364	10.5%	$263,161
HSBC Bank USA, National Association	Wilmington	DE	5,008,817	8.1%	167,798
Hudson City Savings Bank	Paramus	NJ	4,300,000	7.0%	139,769
North Fork Bank	Mattituck	NY	4,075,015	6.6%	261,795
Manufacturers and Traders Trust Company	Buffalo	NY	3,653,730	5.9%	138,552

Total			$23,513,926	38.1%	$971,075

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
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
These forward-looking statements may not be realized due to a variety of risks and uncertainties including, but not limited, to risks and uncertainties relating to economic, competitive, governmental, technological and marketing factors, as well as other factors identified in the Bank’s filing with the Securities and Exchange Commission.

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
Financial Highlights
The FHLBNY reported 2006 first-quarter net income of $62.7 million, or $1.73 per share of capital stock, compared with net income of $59.3 million, or $1.65 per share of capital stock, for the first quarter of 2005. Annualized return on average stockholders’ equity, defined as capital stock and retained earnings, increased to 6.55% for the first-quarter in 2006 compared to 6.29% in the comparative quarter in 2005. Annualized return on average earning assets increased to 50.9 basis points in the first-quarter in 2006, up from 46.5 basis points in the comparable quarter in 2005. Average stockholders’ equity increased to $3.9 billion during the first quarter in 2006, up from $3.8 billion average during the comparable quarter in 2005.
A cash dividend of $5.11 per share of capital was paid in January 2006 for the fourth quarter of 2005, up from $3.05 paid in January 2005 for the fourth quarter 2004. A cash dividend of $5.25 per share was paid in April 2006 for the first quarter of 2006.
Net interest income after provision for credit losses, a key metric for the FHLBNY, grew to $103.2 million for the first quarter in 2006, up from $97.4 million in the comparable quarter in 2005. Net interest income represents the difference between income from interest-earning assets and interest expense on interest-bearing liabilities. The difference, also referred to as net spread, was 26.9 basis points in the first quarter 2006, down from 28.9 basis points in the comparable quarter in 2005. Total reported assets at March 31, 2006 were $85.3 billion, a small increase from $85.0 billion at December 31, 2005. Reported amount of advances outstanding at March 31, 2006 was $62.4 billion, compared to $61.9 billion at December 31, 2005. These balances included the basis adjustment associated with the fair value of hedged advances. Par amount of advance outstanding, a better measure of demand, at March 31, 2006 was $62.5 billion, up from $61.7 billion at December 31, 2005.

Selected financial data are presented below (Unaudited)

Statements of Condition	March 31,	As of December 31,
(dollars in millions)	2006	2005	2004	2003	2002	2001
Investments (1)	$20,934	$21,190	$18,363	$14,217	$23,598	$19,200
Advances	62,406	61,902	68,507	63,923	68,926	60,962
Mortgage loans held-for-portfolio	1,457	1,467	1,178	672	435	425
Total assets	85,346	85,014	88,439	79,230	93,606	81,240
Deposits and other borrowings	2,380	2,658	2,297	2,100	2,743	2,862
Consolidated obligations	77,986	77,279	80,157	70,857	83,512	72,628
Mandatorily redeemable stock	27	18	127	—	—	—
AHP liability	94	91	82	93	110	105
REFCORP liability	16	14	10	—	14	20
Capital stock	3,621	3,590	3,655	3,639	4,051	3,733
Retained earnings	308	291	223	127	244	177
Equity to asset ratio (2)	4.60%	4.57%	4.38%	4.75%	4.59%	4.81%

	Three months ended
	March 31,		Year ended December 31,
Averages	2006	2005	2005	2004	2003	2002	2001
Investments (1)	$18,478	$18,446	$19,944	$17,642	$19,833	$20,677	$22,017
Advances	62,516	65,880	63,446	65,289	70,943	64,210	54,295
Mortgage loans held-for-portfolio	1,464	1,255	1,360	928	527	400	475
Total assets	83,052	86,082	85,254	84,344	92,747	86,682	77,972
Deposits and other borrowings	1,381	2,156	2,112	1,968	2,952	2,908	2,825
Consolidated obligations	76,558	78,113	77,629	76,105	81,818	76,907	70,077
Mandatorily redeemable stock	26	93	56	238	—	—	—
AHP liability	91	81	84	83	105	107	97
REFCORP liability	8	5	7	4	2	8	12
Capital stock	3,615	3,580	3,604	3,554	4,082	3,768	3,673
Retained earnings	286	223	251	159	193	204	129

Operating Results	Three months ended
(dollars in millions, except earnings	March 31,		Year ended December 31,
and dividends per share)	2006	2005	2005	2004	2003	2002	2001
Net interest income (3)	$103	$97	$395	$268	$299	$389	$408
Net income (4)	63	59	230	161	46	234	285
Dividends paid in cash (5)	46	27	162	65	164	167	229
AHP expense	7	7	26	19	5	26	32
REFCORP expense	16	15	58	40	11	59	71
Return on average equity	6.55%	6.29%	5.97%	4.34%	1.08%	5.89%	7.50%
Return on average assets	0.31%	0.28%	0.27%	0.19%	0.05%	0.27%	0.37%
Operating expenses	15	15	59	51	48	39	35
Operating expenses as a percent of average assets	0.07%	0.07%	0.07%	0.06%	0.05%	0.04%	0.04%
Earnings per share	$1.73	$1.65	$6.36	$4.55	$1.12	$6.21	$7.76
Dividend per share	$1.29	$.77	$4.50	$1.83	$3.97	$4.51	$6.29
Headcount	222	212	221	210	206	200	201

(1)	Investments include held-to-maturity securities, available-for-sale securities, interest-bearing deposits, Federal funds, and loans to other FHLBanks.

(2)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.

(3)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(4)	See “Management’s Discussion and Analysis”.

(5)	Dividends paid in cash.

Critical Accounting Policies and Estimates
The FHLBNY has identified certain accounting policies that it believes are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood those materially different amounts would be reported under different conditions or using different assumptions. These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios; estimating the liabilities for unfunded pension liabilities; estimating fair values on certain assets and liabilities; all derivatives and associated hedged items accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and estimating the fair value of the collateral that members pledge for advance borrowings.
For additional information, refer to the Management’s Discussion and Analysis section that describes the critical accounting policies, and Note 1 to the Financial Statements in the FHLBNY’s Form 10-K filed on March 30, 2006.
Recently Issued Accounting Standards & Interpretations
SFAS 156 — In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”).
SFAS 156 amends SFAS 140 with respect to the accounting for separately — recognized servicing assets and liabilities. SFAS 156 requires all separately- recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis.
The new standard provides some relief for servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights. In a rising interest rate environment, losses on derivatives used for hedging must be recognized. However, corresponding increases in the fair value of the related servicing rights previously could not be recognized since SFAS 140 mandates that servicing rights be carried at the lower of cost or market. This situation generates income volatility.
SFAS 156 also changes how gains and losses are computed in transfers or securitizations that qualify for “sale treatment” in which the transferor retains the right to service the transferred financial assets. Under SFAS 156, servicing assets must be initially recorded at fair value and treated as part of the proceeds received by the transferor, thus effecting the gain/loss calculations.
The Bank has chosen not to early adopt and will apply the provisions of SFAS 156 as of January 1, 2007. The Bank is in the process of evaluating the impact of adopting SFAS 156. However, implementation of the standard is not expected to have a significant impact on the Bank.
As discussed in Note 2 to the Financial Statements in the Bank’s Form 10-K filed on March 30, 2006, the adoption of Derivatives Implementation Group (“DIG”) Issues B38, “Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” and DIG Issue B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” did not have a material impact on the operations and financial condition of the FHLBNY.
The Bank continues to evaluate the impact of adopting SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), and has not yet determined the effect, if any, that the implementation of SFAS 155 will have on its earnings or financial position.

Results of Operations
Net Income
The FHLBNY manages its operations as a single business segment. Advances to members are the primary focus of the FHLBNY’s operations, and is the principal factor that impacts its operating results. Interest income from advances is the principal source of revenue. The primary expenses are interest paid on consolidated obligations, AHP and REFCORP assessments, and operating expenses. The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax. It is required to make payments to REFCORP, and set aside funds from its income towards an Affordable Housing Program, together referred to as assessments.
Net income for the first-quarter 2006 was $62.7 million, compared to $59.3 million for the comparable quarter in 2005. Net income is after AHP and REFCORP assessments, which are a fixed percentage of the FHLBNY’s income. In a rising rate environment, the FHLBNY continued to earn significant income from interest earning assets funded by non-interest bearing capital and other funds. Net income for the first quarter in 2006 has also benefited from relatively better execution of debt issuances compared to the first quarter in 2005. In addition, repricing of unswapped, fixed-rate debt has lagged behind in a steadily rising interest rate environment, contributing to a lower overall increase in funding costs. These positive contributions were partly offset by decline in investments in mortgage backed securities, which typically yield higher coupons, and partly by increase in operating expenses of $0.8 million in the three months ended March 31, 2006.
Net Interest Income
Net interest income is the principal source of revenue for the FHLBNY and the primary factors that impact it are yields from advances, investment yields, minus the cost of consolidated obligation debt. The execution of interest rate swaps in the derivative market at a constant spread to LIBOR, in effect converting fixed-rate assets and debt to conventional adjustable-rate instruments tied to LIBOR, is also a factor. Income earned from assets funded by member capital and retained earnings, which are non-interest bearing, is another important consideration for the FHLBNY.
The following table summarizes key changes in the components of net interest income (dollar amounts in thousands):

	Three months ended
		March 31,
			Dollar	Percentage
	2006	2005	Variance	Variance
Interest Income
Advances	$701,775	$458,763	$243,012	52.97%
Investments	226,736	192,738	33,998	17.64%
Mortgage loans held-for-portfolio	18,858	16,016	2,842	17.74%
Other	5	9	(4)	-44.44%

Total interest income	947,374	667,526	279,848	41.92%

Interest Expense
Consolidated obligations	829,578	557,298	272,280	48.86%
Other	14,557	12,785	1,772	13.86%

Total interest expense	844,135	570,083	274,052	48.07%

Net interest income before provision for credit losses	$103,239	$97,443	$5,796	5.95%

Reported net interest income of $103.2 million for the 2006 first-quarter was up 5.95% compared to $97.4 million for the comparable quarter in 2005.
First quarter 2006 net interest income continued to benefit from maturing advances being replaced by new advances at new pricing initiated during the latter part of 2004. Deployment of capital and non-interest bearing liabilities in a rising rate environment provided the Bank with significant income. While average total capital and non-interest bearing liabilities declined to $4.5 billion for the first quarter in 2006, down from $5.2 billion, the weighted-average yield on assets increased by 149 basis points to 4.66%, compared to 3.17% during the first quarter in 2005. As a result, earnings from the deployment of capital in the first quarter of 2006 made a stronger contribution to net interest income compared to the same periods in 2005. Investment volume during the first quarter in 2006 declined primarily in the higher-yielding MBS portfolio, when compared to the first quarter in 2005. Maturing mortgage backed securities were replaced by lower-yielding shorter-term certificates of deposits. During 2005, the FHLBNY also sold its entire portfolio of available-for-sale securities, consisting of variable rate MBS, and this too contributed to the yield compression in the three months ended March 31, 2006, compared to the same period in 2005. The FHLBNY continues to believe that current market pricing of mortgage and -asset- backed securities is unattractive from a risk reward perspective.

Spread/Yield Analysis
The following tables summarize certain information about average balances of the FHLBNY’s assets and liabilities and their related yields and cost for the three months ended March 31, 2006 and 2005. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities.

	March 31, 2006			March 31, 2005
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets:
Advances	$62,516	$702	4.55%	$65,880	$459	2.82%
Interest-earning deposits	6,937	76	4.47%	3,750	23	2.52%
Federal funds sold	1,824	20	4.53%	2,319	14	2.52%
Investments	9,717	130	5.42%	12,376	155	5.08%
Mortgage loans and other loans	1,464	19	5.23%	1,255	17	5.54%

Total interest- earning assets	82,458	947	4.66%	85,580	668	3.17%

Funded By:
Consolidated obligations	76,559	830	4.39%	78,113	557	2.89%
Interest-bearing deposits and other borrowings	1,407	14	4.15%	2,250	13	2.30%

Total interest- bearing liabilities	77,966	844	4.39%	80,363	570	2.88%

Capital and other non-interest- bearing funds	4,492	—		5,217	—

Total Funding	$82,458	844		$85,580	570

Net Interest Spread		$103	0.269%		$98	0.289%

Net Interest Margin
(Net interest income/Earning Assets)			0.509%			0.465%

Rate and Volume Analysis
The Rate and Volume Analysis exhibits changes in interest income, interest expense, and net interest income that were due to changes in volumes and rates. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the FHLBNY’s interest income and interest expense during the three months ended March 2006 and 2005.

	Three months ended
	March 31, 2006 vs. March 31, 2005
	Increase (decrease)
(in millions)	Volume	Rate	Total
Interest Income
Advances	$(23.4)	$266.5	$243.1
Interest-earning deposits	19.8	33.3	53.1
Federal funds sold	(3.1)	9.1	6.0
Investments	(33.3)	8.2	(25.1)
Mortgage loans	2.9	(1.1)	1.8

Total interest income	(37.1)	316.0	278.9

Interest Expense
Consolidated obligations	(11.1)	283.4	272.3
Deposits and borrowings	(4.8)	6.4	1.6

Total interest expense	(15.9)	289.8	273.9

Changes in Net Interest Income	$(21.2)	$26.2	$5.0

Asset volumes in the first quarter of 2006 have declined compared to the first quarter in 2005. Declines were largely related to decline in advances and investments. Investment volumes, primarily in mortgage-backed securities, have not kept pace with paydowns and maturities. Volume declines in advances and investments were partly offset by the FHLBNY’s decision to increase investment in short-term federal funds sold, and certificates of deposits, and to increase short-term liquidity. MBS investment levels decreased due to conditions in the capital markets.
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

The following table summarizes the impact of interest rate swaps on gross interest income and interest expense for the three months ended March 31, 2006 and 2005 (in thousands):

	Three months ended
	March 31,
	2006	2005
Gross interest income before adjustment for interest rate swaps	$935,156	$819,127
Net interest adjustment for interest rate swaps	12,218	(151,601)

Total interest income reported	$947,374	$667,526

Gross interest expense before adjustment for interest rate swaps	$791,684	$598,496
Net interest adjustment for interest rate swaps	52,451	(28,413)

Total interest expense reported	$844,135	$570,083

Non-Interest Income
The following table summarizes non-interest income (in thousands):

	Three months ended
	March 31,
	2006	2005
Other income (loss):
Service fees	$807	$1,141
Net realized and unrealized (loss) gain on derivatives and hedging activities	(1,936)	1,055
Losses from extinguishment of debt and other	5	(3,755)

Total other income	$(1,124)	$(1,559)

Service fees consisted primarily from providing correspondence banking services to members, and fees earned on standby letters of credit.
Net realized and unrealized gains and losses from hedging activities were typically determined by changes in the interest rate environment and the degree of ineffectiveness of hedging relationships between the change in the fair value of derivatives and change in the fair value of the hedged assets and liabilities attributable to changes in interest rates. In aggregate, the FHLBNY recorded net realized and unrealized loss of $1.9 million for the three months ended March 31, 2006, compared to a gain of $1.1 million in the three months ended March 31, 2005.
There was no early retirement of debt in the first quarter of 2006.

Non-Interest Expense
Operating expenses include the administrative and overhead costs as well as allocated expenses from the Finance Board and the Office of Finance. The Finance Board is the regulator of the FHLBanks. The Office of Finance is a joint office of the FHLBanks that is funded by the FHLBanks.
The following table sets forth the principal components of other expenses (in thousands):

	Three months ended
	March 31,
	2006	2005
Other expenses:
Operating	$15,474	$14,652
Finance Board and Office of Finance	1,281	1,521

Total other expenses	$16,755	$16,173

The following table summarizes the major categories of operating expenses (in thousands):

	Three months ended
	March 31,
	2006	2005
Salaries and employee benefits	$10,035	$9,615
Occupancy	888	858
Depreciation and leasehold improvements	1,020	1,035
Computer service agreements and contractual services	1,615	1,356
Professional fees	196	529
Legal	214	245
Other	1,506	1,014

Total operating expenses	$15,474	$14,652

Staff additions in financial reporting, general increases in salaries, payroll and medical costs primarily explain the increase in salaries and employee benefits expenses.
Assessments
Each FHLBank is required to set aside a proportion of earnings to fund its Affordable Housing Program and to satisfy its Resolution Funding Corporation assessment. These are more fully described under the section “Tax Status” in Notes to Financial Statements.
For the three months ended March 31, 2006, the FHLBNY accrued $15.7 million towards its obligations to the Resolution Funding Corporation and accrued $14.8 million in the comparable period in 2005. The Affordable Housing Program accrual was $7.0 million for the three months ended March 31, 2006, compared to $6.7 million for the comparable period in 2005. Assessments are analogous to a tax on income and the increase reflects the increase in pre-assessment income for the three months ended March 31, 2006 compared to the same period in 2005.

Financial Position — Assets, Liabilities and Shareholders’ Capital
Total balance sheet assets at March 31, 2006 stood at $85.3 billion, up $0.3 billion from $85.0 billion at December 31, 2005. Interest-bearing deposits, comprising principally of short-term certificates of deposits held by highly rated financial institutions, were down to $6.3 billion at March 31, 2006, compared to $8.7 billion at December 31, 2005. Investments in Federal funds, mainly overnight, were $4.6 billion at March 31, 2006, up from $2.9 billion at December 31, 2005. The FHLBNY continues to believe pricing of MBS is unattractive, and has only increased investments in MBS by about $0.5 billion to $9.1 billion at March 31, 2006, compared to $8.6 billion at December 31, 2005. Investments in short-term funds have replaced declining investments in mortgage-backed securities over the last several reported periods.
Reported book value of advances was $62.4 billion at March 31, 2006, up from $61.9 billion at December 31, 2005. Reported book value at March 31, 2006 included a basis adjustment of $131.0 million, representing unrealized fair value losses, compared to an unrealized gain of $207.7 million at December 31, 2005. Par amount of advances, a better measure of demand, was $62.5 billion at March 31, 2006, up from $61.7 billion at December 31, 2005. Demand for advances has averaged $62.3 billion during the first quarter in 2006, compared to $64.8 billion in the comparable period in 2005.
The FHLBNY continues to rely primarily on consolidated obligation bonds and discount notes to fund its assets. Bonds at March 31, 2006 funded 68.2% of assets and discount notes funded 23.2%; the comparable percentages at December 31, 2005 were 66.8% for bonds and 24.1% for discount notes, indicative of a virtually unchanged funding strategy.
Mandatorily redeemable capital stock, representing capital stock in support of advances held by non-members, aggregated $27.4 million, up from $18.1 million. The increase mainly represented stock held by a member that had been acquired by a non-member in the first quarter in 2006. Excess activity stock of non-members and members are redeemed daily.
Capital stock at March 31, 2006 stood at $3.6 billion, almost unchanged from December 31, 2005. There was no excess stock at March 31, 2006 or at December 31, 2005. Retained earnings grew to $308 million at March 31, 2006, up from $291.4 million at December 31, 2005.

Advances
The FHLBNY’s primary business is making collateralized loans, known as “advances” to members.
Advances – By type
The following table summarizes advances by product types (dollar amounts in thousands):

	March 31, 2006		December 31, 2005
		Percentage		Percentage
	Amounts	of total	Amounts	of total
Adjustable Rate Credit — ARCs	$14,280,279	22.84%	$13,545,279	21.95%
Fixed Rate Advances	27,973,731	44.73%	25,652,854	41.58%
Repurchase (Repo) Agreement	15,292,937	24.45%	15,564,415	25.23%
Short-Term Advances	2,647,810	4.23%	4,163,555	6.75%
Mortgage Matched Advances	887,265	1.42%	913,534	1.48%
Overnight Line of Credit (OLOC) Advances	1,348,027	2.16%	1,751,168	2.84%
All other categories	106,221	0.17%	102,502	0.17%

Total par value of advances	$62,536,270	100.00%	$61,693,307	100.00%

The category of Repo advances has continued to decline over the years in the face of competitive pricing pressure from investment banking organizations. Repo advances are secured by eligible securities, which are typically U.S. Treasuries, Agency-issued debentures and mortgage-backed securities. Repo advances may be structured as “bullets” or with a put option by which the FHLBNY may put the advance after a predetermined lockout period. The largest component of the decline in the Repo advance category was Repo convertible with the put feature, as members chose not to replace advances that were put or matured. In an extremely competitive pricing environment, FHLBNY has continued to maintain pricing discipline and to sacrifice volume to maintain margins. Competition in the securities repurchase market varies widely, depending on participants’ preference in acquiring specific securities. Another factor is members’ preferences for their balance sheet mix and the securities they have available to pledge as collateral to secure Repo advances. As members liquidate their securities or allow securities to run off their books at maturity, they have fewer securities to pledge as collateral for Repo borrowings. Conversely, as members increase their securities holdings, demand for Repo advance borrowings increases.
Member appetite for short-term, fixed-rate advances continued to be soft, and the amount outstanding declined by $1.5 billion at March 31, 2006. Increase in short-term rates and “tight” pricing has restrained member borrowings. These advances have maturities ranging from overnight to less than a year, and the product is subject to variability in demand as it tends to reflect shorter-term liquidity needs of members.
Adjustable-rate Credit Advances (“ARC Advances”) increased by $735 million to $14.3 billion at March 31, 2006 compared to December 31, 2005. ARC advances are medium- and long-term lending and are typically indexed to LIBOR or Federal funds rate. Demand for LIBOR and Federal funds indexed advances has been stable during the first quarter 2006, indicating member preference for variable-rate borrowings in a rising rate environment associated with a relatively flat yield curve.
Fixed-rate advances increased by $2.3 billion to $27.9 billion at March 31, 2006. Within this category, the largest increase was in member demand for fixed-rate putable advance. Fixed-rate, putable advances are competitively priced where the FHLBNY has purchased the option from the member to put the advance at predetermined exercise dates. This feature lowers the members’ cost of the advance.

On March 12, 2006, Capital One Financial Corporation (“Capital One”) and North Fork Bankcorporation, Inc (“North Fork”), announced a definitive agreement under which Capital One will acquire North Fork. Capital One is a holding company of certain financial institutions that are members of other FHLBanks. North Fork is a member of the FHLBNY.
Under Finance Board rules, when North Fork is acquired by Capital One and if its charter is dissolved, North Fork will be considered a non-member for the purposes of being eligible for additional borrowings. The FHLBNY may not advance additional funds to North Fork, but allow existing advances to mature or be liquidated in an orderly manner. Under that scenario, the accounting provisions of SFAS 150 will require the FHLBNY to reclassify to liability stock held by North Fork. The FHLBNY has not yet determined if North Fork will continue to operate within its existing charter. At March 31, 2006, par amount of advances outstanding to North Fork aggregated $3.6 billion; interest income derived from North Fork amounted to $49.9 million for the three months ended March 31, 2006. Capital stock held by North Fork at March 31, 2006 aggregated $243.8 million.

Investments
The FHLBNY acquires investments authorized by Finance Board policies and regulations, and it maintains substantial investments in high-quality, short- and intermediate-term financial instruments. At March 31, 2006 and December 31, 2005, the FHLBNY’s investments consisted of investment securities classified as held-to-maturity, interest-bearing deposits, bank certificates of deposits, and Federal funds sold. Finance Board regulations prohibit the FHLBNY from trading in investment securities, and the FHLBNY does not operate trading accounts. During 2005, the FHLBNY also had an available-for-sale portfolio comprising of variable rate mortgage-backed securities, all of which were sold in 2005, and there were no outstanding securities in the portfolio at March 31, 2006.
The following table summarizes changes in investment categories (including held-to-maturity securities) between December 31, 2005 and March 31, 2006 (dollars in thousands):

	March 31,	December 31,	Dollar	Percentage
	2006	2005	Variance	Variance
State or local housing agency obligations	$931,225	$992,578	$(61,353)	-6.18%
Mortgage-backed securities	9,127,203	8,573,863	553,340	6.45%

Total investment securities	$10,058,428	$9,566,441	$491,987	5.14%

Interest-bearing deposits*	6,307,075	8,698,807	(2,391,732)	-27.49%
Federal funds sold	4,568,000	2,925,000	1,643,000	56.17%

Total investments	$20,933,503	$21,190,248	$(256,745)	-1.21%

*	Excludes bank deposits
Held-to-maturity Securities
Mortgage- backed securities (“MBS”) constituted the predominant component of the held-to-maturity securities. All MBS securities were rated triple-A by a nationally recognized statistical rating organization. The FHLBNY’s remaining held-to-maturity investments at March 31, 2006 consisted of $0.9 billion in housing-related obligations of state and local governments and their housing agencies, and the outstanding balance was down slightly from December 31, 2005. These obligations carried a rating of double-A or higher. Estimated fair values of held-to-maturity securities in a temporarily unrealized loss position were below book value at March 31, 2006 and December 31, 2005 by $209.1 million and $125.8 million, respectively. These losses were partially offset by unrealized gains of $58.9 million and $88.9 million at March 31, 2006 and December 31, 2005.
The FHLBNY has been selective in replacing MBS pay-downs, electing instead to allow its portfolio to grow only moderately. While the Finance Board regulations allow the FHLBNY to purchase MBS up to 300% of capital, the FHLBNY has decided at this time to forgo the relatively higher income stream from MBS and opted instead to take a conservative posture with respect to acquisition of mortgage- and asset backed securities. The FHLBNY believes that current time market pricing is unattractive. MBS as a percentage of capital, as defined by Finance Board regulations, stood at 230% at March 31, 2006 compared to 220% at December 31, 2005.

Amortized cost basis of held-to-maturity MBS at March 31, 2006 was $9.1 billion, compared to its fair value of $8.9 billion. The fair value of state or local housing agency bonds was $0.9 billion slightly below its reported book value. The fair value of held-to-maturity securities, which are primarily fixed rate securities at March 31, 2006 and December 31, 2005, are based on securities dealers’ market values or derived from quoted market prices of similar mortgage loans. Fair values of fixed-rate securities are affected by changes in market interest rates. The FHLBNY conducted a review and evaluation of the securities portfolio to determine if the decline, if any, in the fair value of any security below its carrying value is other than temporary. The FHLBNY generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with the FHLBNY’s experience. The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities until recovery of their value.
Short-term and overnight assets
At March 31, 2006, interest-bearing deposits included investments in certificates of deposits, all maturing within twelve months and, totalled $6.3 billion, down from $8.7 billion at December 31, 2005. Federal funds sold at March 31, 2006 stood at $4.6 billion, up from $2.9 billion at December 31, 2005. The FHLBNY maintains a significant portfolio of highly liquid Federal funds as a means to ensure liquidity for its members borrowing needs. Historically, the FHLBNY has been a major provider of Federal funds, allowing the FHLBNY to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands. Both short- and long-term investments are also used by the FHLBNY to generate additional returns on capital for its members.
Cash deposits pledged by the FHLBNY to derivative counterparties declined in parallel with the decline in the fair value exposure of FHLBNY’s derivatives trades at March 31, 2006. The pledged balances, all interest-earning cash deposits, were $93.1 million at March 31, 2006 compared to $244.8 million at December 31, 2005.
Mortgage Loans Held-for-Portfolio
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2006		December 31, 2005
	2006	Percentage	2005	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$594,568	41.0%	$596,236	40.8%
Fixed long-term single-family mortgages	847,873	58.5%	853,738	58.5%
Multi-family mortgages	6,899	0.5%	6,859	0.5%
Non-residential mortgages	—	0.0%	2,713	0.2%

Total par value	1,449,340	100.0%	1,459,546	100.0%

Net unamortized premiums	14,366		14,789
Net unamortized discounts	(6,259)		(6,381)
Basis adjustment	(335)		(429)

Total mortgage loans held-for-portfolio	1,457,112		1,467,525

Allowance for credit losses	(582)		(582)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,456,530		$1,466,943

During the three months ended March 31, 2006, the FHLBNY added $28.9 million in new Mortgage Partnership Finance loans; run-offs totalled $38.9 million in the period. The total portfolio of mortgage-loans comprised principally of investments in Mortgage Partnership Finance loans, and Community Mortgage Asset loans, which has not been active since 2001 and has declined steadily over time; loan balances in Community Mortgage Asset loans aggregated $6.9 million and $9.7 million at March 31, 2006 and December 31, 2005, respectively. The Bank does not expect the MPF loans to increase substantially, and provides this product to its members as another alternative for members to sell their mortgage production.
Deposit Liabilities
At March 31, 2006, the FHLBNY’s deposit liabilities were comprised of demand and other term deposits predominantly from members and some from eligible entities. Deposits at March 31, 2006 aggregated $2.4 billion, compared to $2.7 billion at December 31, 2005. Member deposit balances are typically higher at quarter-end dates. The average demand deposit balance for the three months ended March 31, 2006 was $1.4 billion.
The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature, with the majority maintained in demand accounts that re-price daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits .
Cash collateral pledged to the FHLBNY by derivatives counterparties at March 31, 2006 was $7.3 million compared to $13.8 million at December 31, 2005, and the decline reflects the change in the net unrealized gain position of certain derivative contracts with counterparties.

Consolidated Obligation Liabilities
The reported carrying value of hedged consolidated debt is adjusted for changes in their fair value basis that are attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for consolidated obligation debt in the Statements of Condition included fair value basis. At March 31, 2006, the fair value basis of hedged debt was $468.2 million in unrealized gains, compared to $375.9 million at December 31, 2005. Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates and the value and implied volatility of call options of callable bonds, together with activity in the funding books, which includes issuances of new bonds and to a lesser extent, maturity of bonds. The fair value basis typically shows market value gains when interest rates rise. Unrealized gains associated with hedged debt were almost entirely offset by unrealized losses associated with the interest rate swaps that hedged the consolidated obligation bonds at March 31, 2006 and December 31, 2005. At March 31, 2006 and December 31, 2005 there were no consolidated obligation discount notes that were hedged, although during 2005, the FHLBNY management executed discount note hedges from time to time in amounts that were not significant.
Consolidated obligation bonds – types
The following summarizes types of bonds issued and outstanding (in thousands):

	March 31, 2006	December 31, 2005
Fixed-rate, Non-callable	$34,197,050	$34,113,135
Fixed-rate, Callable	17,837,500	15,687,300
Step Ups	5,728,000	6,443,000
Single-index Floating Rate	866,000	875,000

Total par	58,628,550	57,118,435

Bond premiums	35,580	48,547
Bond discounts	(23,541)	(19,244)
SFAS 133 fair value adjustments	(468,231)	(375,885)
Deferred net gains on terminated hedges	(2,704)	(3,231)

Total carrying value	$58,169,654	$56,768,622

Funding strategy has remained unchanged.
•	The FHLBNY continued to fund its assets through the use of consolidated obligation bonds and to a lesser extent by consolidated obligation discount notes. Par amounts of consolidated obligation bonds, unadjusted for changes in fair values, aggregated $58.6 billion at March 31, 2006, compared with $57.1 billion at December 31, 2005. Principal amount of discount notes outstanding aggregated $19.9 billion at March 31, 2006 compared to $20.7 billion at December 31, 2005. Together, they financed 91.4% of the $85.3 billion in total assets at March 31, 2006, almost unchanged from the comparable financing ratios at December 31, 2005.

•	Consolidated obligation bonds issued and outstanding at March 31, 2006 and December 31, 2005 were primarily fixed-rate debt. However, the FHLBNY makes extensive use of derivatives to restructure interest rates on consolidated obligation bonds, both callable and non-callable, to better match its members’ funding needs, and also reduce funding costs. The FHLBNY converts at the time of issuance, certain simple fixed-rate bullet and callable bonds into a floating-rate bond with the simultaneous execution of interest rate swaps that will convert the cash flows of the fixed-rate bond to conventional adjustable rate instruments tied to an index, typically LIBOR. Of the par amount of $58.6 billion of all bonds outstanding at March 31, 2006, the aggregate notional amount of swapped out debt stood at $40.8 billion, or 69.6% of total debt. The comparable amount of hedged debt at December 31, 2005 was $38.1 billion, or 66.7%. The FHLBNY also uses derivatives to manage the risk arising from changing market prices and volatility of a fixed coupon bond by matching the cash flows of the bond to the cash flows of the derivative, and making the FHLBNY indifferent to changes in market conditions. Typically, callable bonds are hedged by an offsetting mirror-image derivative with identical call options and other terms.

•	The funding mix between the use of non-callable and callable has been relatively stable. At March 31, 2006, callable, fixed-rate bonds constituted 30.4% of par value of bonds, compared to 27.5% at December 31, 2005. Callable debt and the associated interest rate swap provided funding for short-term assets, and an offset to prepayment options in the Bank’s held-to-maturity portfolio of mortgage-backed securities. Call options on swapped bonds are typically exercised when the swap counterparty exercises its call option on the swap. Call options on unswapped bonds are generally exercised when the bond can be replaced at a lower economic cost. Thus, the issuance of a callable swap significantly alters the contractual maturity characteristics of the original bond, and introduces the possibility of an exercise call date that will be significantly shorter than the contractual maturity.
Consolidated Obligation bonds by maturity
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
Maturity	Amount	Rate	Amount	Rate
1 year or less	$22,513,855	3.92%	$21,715,080	3.57%
over 1 year through 2 years	18,547,775	4.11%	15,632,185	3.83%
over 2 years through 3 years	9,436,170	4.26%	11,266,170	4.19%
over 3 years through 4 years	3,287,450	4.21%	2,690,100	4.06%
over 4 years through 5 years	1,472,400	4.71%	2,250,700	4.35%
over 5 years through 6 years	864,750	4.69%	931,500	4.56%
Thereafter	2,506,150	5.13%	2,632,700	5.09%

Total par value	58,628,550	4.13%	57,118,435	3.90%

Bond premiums	35,580		48,547
Bond discounts	(23,541)		(19,244)
SFAS 133 fair value adjustments	(468,231)		(375,885)
Deferred net gains on terminated hedges	(2,704)		(3,231)

Total carrying value	$58,169,654		$56,768,622

The contractual maturity profile of the consolidated obligation debt outstanding at March 31, 2006 has not changed significantly from December 31, 2005. Par amount of bonds maturing within the next three years represented 86.1% of the total par amount of all bonds outstanding at March 31, 2006, compared to 85.1% at December 31, 2005.

Discount notes
The following summarizes discount notes issued and outstanding (dollars in thousands):

			Weighted
	Book	Par	Average
	Value	Value	Interest Rate
March 31, 2006	$19,816,226	$19,923,937	4.54%

December 31, 2005	$20,510,525	$20,651,191	4.05%

Discounts notes, which have maturities of one year or less, were mostly utilized in funding short-term advances, some long-term advances as well as investments and money market investments.
The relative use of the short-term, discount notes as a funding vehicle decreased somewhat over the three months ended March 31, 2006. Par amount of discount notes financed 23.34% of assets at March 31, 2006, compared to 24.29% at December 31, 2005. The average principal amounts for the three months ending March 31, 2006 were $18.7 billion, compared to the average for the year ended December 31, 2005 of $20.7 billion. The decrease in usage reflected comparative pricing of discount notes relative to alternative short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms. The importance of the instrument in day-to-day funding operations is best illustrated by measuring the annual cash flows generated by discount note issuances. For the three months ended March 31, 2006, the FHLBNY issued $159.3 billion and retired $160.1 billion in discount notes. Cash flows from issuance of consolidated obligation bonds were only $11.1 billion. Contrasting transaction volumes between bonds and discount notes provide an indication that discount notes continue to be an important source of short-term funding.
Mandatorily Redeemable Stock
Generally speaking, the FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions.
At March 31, 2006, total mandatorily redeemable stock was $27.4 million, an increase from $18.1 million at December 31, 2005. These balances represented stocks held by former members who were no longer members by virtue of being acquired by non-members. Such stock will be repaid when the stock is no longer required to support outstanding transactions with the FHLBNY.
During the first three months of 2006, one member was acquired by a non-member and capital stock of $13.9 million was reclassified to liability. In the same period, $4.6 million of stock in excess of collateral requirements was repaid in line with maturing advances held by former members. In accordance with Finance Board regulations non-members cannot renew their advance borrowings at maturity.
The FHLBNY expects $9.5 million of mandatorily redeemable stock to be redeemed in the next twelve months, and virtually all stock within the next five years based on the expected maturity of advances to non-members.

Derivative Instruments
Derivative instruments are important tools that the Bank uses to manage interest rate risk and restructure interest rates on both the debt (consolidated obligations bonds and discount notes) and advances. The FHLBNY, to a limited extent, also uses interest rate swaps to hedge changes in interest rates prior to debt issuance, and essentially lock in the FHLBNY’s funding cost. The FHLBNY does not take speculative positions with derivatives or any other financial instruments, or trade derivatives for short-term profits. Interest income and interest expense from interest rate swaps used for hedging are recorded along with interest on the instrument being hedged. The notional amounts of derivatives are not recorded as assets and liabilities on the balance sheet; rather, the fair value of all derivatives is recorded as either derivative asset or derivative liability on the balance sheet. Although notional principal is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since the notional amount does not change hands (other than in the case of currency swaps, which the FHLBNY does not do). FHLBNY and derivatives counterparties use notional amounts to calculate cash flows to be exchanged, and the notional amounts are significantly greater than the potential market or credit loss that could result from such transactions. The fair value of derivatives in a gain position is a more meaningful measure of the FHLBNY’s current market exposure on derivatives.
At March 31, 2006, the notional amount of derivatives outstanding was $77.4 billion, up from $73.3 billion at December 31, 2005, and were primarily .attributable to increased members’ use of putable advances, and increased issuance of callable consolidated obligations bonds. Greater volume of callable debt and putable advances required increase in derivatives to hedge associated interest rate risk.
Estimated market value of derivative contracts in a gain position, which represented the FHLBNY’s exposure at March 31, 2006, totaled $83.9 million, compared to $19.2 million at December 31, 2005. The FHLBNY mitigates its exposure by requiring derivatives counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. Derivatives counterparties had pledged cash to the FHLBNY of $13.8 million and $7.3 million at March 31, 2006 and December 31, 2005. Estimated market value of derivative liabilities, representing unrealized derivatives loss positions, which represented the net exposure of swap counterparties aggregated $282.3 million and $491.9 million at March 31, 2006 and December 31, 2005. In accordance with collateral agreements with swap counterparties, the FHLBNY had pledged cash collateral of $93.1 million and $244.8 million at March 31, 2006 and December 31, 2005 to mitigate the exposure of the derivative counterparties to the FHLBNY.
Affordable Housing Program Assessments
AHP assessments are a fixed percentage of net income after the required payment to REFCORP and before adjustment for dividends associated with mandatorily redeemable capital stock reported as an expense under SFAS 150. If the FHLBNY incurs a loss for the year, no assessment or assessment credit is due or accrued.
For the three months ended March 31, 2006, the Affordable Housing Program assessment totaled $7.0 million,as compared to $6.7 million for the comparable period in 2005. Because the Affordable Housing Program contribution is calculated as a percentage of net income, changes in Affordable Housing Program expense reflect changes in FHLBNY net income.

Asset Quality
The FHLBNY’s credit risk from advances at March 31, 2006 and December 31, 2005 were concentrated in commercial banks and savings institutions. All advances were fully collateralized. In addition, borrowing members had pledged their stock of the FHLBNY as additional collateral for advances. The FHLBNY has not experienced any losses on credit extended to any member since its inception. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.
The following table summarizes the FHLBNY’s loan portfolios (in thousands):

	March 31, 2006	December 31, 2005
Advances	$62,405,649	$61,901,534

Mortgage loans held-for-portfolio, net of provisions for credit losses	$1,456,530	$1,466,943

Nonperforming mortgage loans held-for-portfolio	$744	$803

Mortgage loans held-for-portfolio past due 90 days or more and still accruing interest	$1,217	$1,373

Mortgage loans held-for-portfolio
Collectibility of mortgage loans is first supported by liens on real estate securing the loan. For conventional loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. The First Loss Account (“FLA”) memorializes the first tier of credit exposure. The amount of the FLA is not an indication of inherent losses in the loan portfolio, and is not a loan loss reserve. The FHLBNY is responsible for losses up to this “first loss level”. Losses beyond this layer are absorbed through credit enhancement provided by the member participating in the Mortgage Partnership Program. All residual credit exposure is FHLBNY’s responsibility. The amount of credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement is an obligation of the member.
The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended
	March 31,
	2006	2005
Beginning balance	$11,318	$9,336

Additions	125	787
Charge-offs	—	—
Recoveries	—	—

Ending balance	$11,443	$10,123

The allowance for credit losses with respect to the mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended
	March 31,
	2006	2005
Balance, beginning of period	$582	$507

Charge-offs	—	—
Recoveries	—	—

Net charge-offs	—	—
Provision for credit losses	—	34

Balance, end of period	$582	$541

Nonperforming mortgage loans and mortgage loans 90 days or more past due and still accruing were as follows (in thousands):

	March 31, 2006	December 31, 2005
Mortgage loans held-for-portfolio, net of provisions for credit losses	$1,456,530	$1,466,943

Nonperforming mortgage loans held-for-portfolio	$744	$803

Mortgage loans held-for-portfolio past due 90 days or more and still accruing interest	$1,217	$1,373

The FHLBNY’s interest contractually due and actually received for nonperforming mortgage loans held- for-portfolio was as follows (in thousands):

	Three months ended
	March 31,
	2006	2005
Interest contractually due during the period	$21	$22
Interest actually received during the period	—	—

Shortfall	$21	$22

At March 31, 2006, mortgage loans in foreclosure totaled $0.6 million, compared to $0.7 million on December 31, 2005. The FHLBNY does not have real estate owned nor did it take possession of any mortgage property during the three months ended March 31, 2006.

Securities Impairment
Temporary impairment. There were 47 and 41 securities in a temporarily impaired condition for 12-months or longer at March 31, 2006 and December 31, 2005, representing 21.8% and 21.0% of MBS securities in terms of the numbers of securities. In terms of the book value outstanding at March 31, 2006 and December 31, 2005, the percentage was 29.9% and 29.7%, or $2.7 billion and $2.5 billion, respectively.
Note 2 to the unaudited financial statements summarizes held-to-maturity securities with fair values below their amortized cost, i.e., in an unrealized loss position, as of March 31, 2006 and December 31, 2005.
The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities to anticipated recovery of their value. In addition, the FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and any insurance provisions of the security, that unrealized losses in the analysis represent temporary impairment at March 31, 2006 and December 31, 2005.

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

	Average Deposit	Average Actual
Quarters ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2005	$2,150	$44,667	$42,517
June 30, 2005	2,222	43,642	41,420
September 30, 2005	2,022	41,795	39,773
December 31, 2005	1,976	42,602	40,626
March 31, 2006	1,378	45,001	43,623
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

Operational liquidity is measured daily. The FHLBNY met its requirements at all times. The following table summarizes excess operational liquidity (in millions):

	Average Balance Sheet	Average
Quarters ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2005	$5,507	$16,311	$10,804
June 30, 2005	5,484	16,988	11,504
September 30, 2005	5,488	19,642	14,154
December 31, 2005	4,314	17,328	13,014
March 31, 2006	4,252	17,007	12,755
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
Contingency liquidity is reported daily. The FHLBNY met its requirements at all times. The following table summarizes excess contingency liquidity (in millions):

	Average Five Day	Average
Quarters ended	Requirement	Contingency Liquidity	Excess
March 31, 2005	$3,600	$13,709	$10,109
June 30, 2005	4,785	14,615	9,830
September 30, 2005	2,155	14,345	12,190
December 31, 2005	2,740	15,390	12,650
March 31, 2006	3,114	14,797	11,683

Leverage and unpledged asset to debt requirements
Finance Board regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located.
The FHLBNY met the qualifying unpledged asset requirements in each of the periods reported as follows (in thousands):

	March 31,	December 31,
	2006	2005
Consolidated Obligations:
Bonds	$58,169,654	$56,768,622
Discount Notes	19,816,226	20,510,525

Total consolidated obligations	$77,985,880	$77,279,147

Unpledged assets
Cash	27,988	22,114
Less: Member pass-through reserves at the FRB	(55,628)	(47,469)
Secured Advances	62,405,649	61,901,534
Investments	20,933,750	21,190,548
Mortgage Loans	1,456,530	1,466,943
Other loans	256	320
Accrued interest receivable on advances and investments	400,531	377,254
Less: Pledged Assets	(93,075)	(244,807)

	85,076,001	84,666,437

Excess unpledged assets	$7,090,121	$7,387,290

Mortgage investment authority
Finance Board investment regulations limit the purchase of mortgage-backed securities to 300% of capital. The FHLBNY was in compliance with the regulations at all times.

	March 31, 2006		December 31, 2005
	Actual	Limits	Actual	Limits
Mortgage securities investment authority	230%	300%	220%	300%

The credit ratings of the FHLBNY and changes thereof were as follows at March 31, 2006.
Long Term:

	Moody’s Investors Service		Standard & Poors
Year	Outlook	Rating	Long-Term Outlook			Rating
2002	July 31, 2002 — Affirmed	Aaa/Stable	March 22, 2002	Long Term rating affirmed	outlook stable	AAA/Stable

2003	September 26, 2003 — Affirmed	Aaa/Stable	March 17, 2003	Long Term rating affirmed	outlook stable	AAA/Stable
			August 8, 2003	Long Term rating affirmed	outlook revised to negative	AAA/Negative
			September 26, 2003	Long Term rating downgraded	outlook revised to stable	AA+/Stable
			November 17, 2003	Long Term rating affirmed	outlook stable	AA+/Stable

2004			April 15, 2004	Long Term rating affirmed	outlook stable	AA+/Stable

2005	October 14, 2005 — Affirmed	Aaa/Stable	April 29, 2005	Long Term rating affirmed	outlook stable	AA+/Stable

2006	February 9, 2006 — Affirmed 1	Aaa/Stable	April 29, 2005	Long Term rating affirmed	outlook stable	AA+/Stable
Short Term:

	Moody’s Investors Service		Standard & Poors
Year	Outlook	Rating	Long-Term Outlook		Rating
2002	July 31, 2002 — Affirmed	P-1	March 22, 2002	Short Term rating affirmed	A-1+

2003			March 17, 2003	Short Term rating affirmed	A-1+
			August 8, 2003	Short Term rating affirmed	A-1+
			September 26, 2003	Short Term rating affirmed	A-1+
			November 17, 2003	Short Term rating affirmed	A-1+

2004			April 15, 2004	Short Term rating affirmed	A-1+

2005	October 14, 2005 — Affirmed	P-1	April 29, 2005	Short Term rating affirmed	A-1+

2006	February 9, 2006 — Affirmed	P-1	April 29, 2005	Short Term rating affirmed	A-1+

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Management. Market risk, or interest rate risk, is the risk of loss in market value or future earnings that may result from changes in interest rates or market volatility. The FHLBNY’s tolerances for market risk are defined by the Risk Management Policy approved by its Board of Directors. The Risk Management Policy requires that the Bank maintain its duration, or interest rate sensitivity, of equity within a range of +/- five years. The FHLBNY uses option adjusted duration measurements to detail the sensitivity of equity market value and includes all financial instruments, including hedges. The policy also requires that, in simulated environments where market interest rates are increased or decreased by 200 basis points relative to current market rates, the FHLBNY’s duration of equity must remain within a range of +/- seven at March 31, 2006. Management actively monitors and evaluates the effects of interest rate and market risk on earnings and on the market value of equity. The shock levels are chosen in accordance with internal policy and regulatory requirements to estimate the effects of significant interest rate changes on the FHLBNY’s market value.
The key elements of the FHLBNY’s strategy for interest rate risk management include (1) matching the cash flow patterns of assets and liabilities through time and under different interest rate scenarios; and (2) actively measuring and managing the balance sheet’s exposure to changes in interest rate levels (and associated spreads) and market volatilities.
Over the three-month period from December 31, 2005 to March 31, 2006, duration of equity increased from 0.98 years to 1.16 years, indicating higher sensitivity to changes in interest rates and that the Bank’s risk level remains within the limits of +5 years to –5 years. The rise in duration is considered minor. As of March 31, 2006, the cumulative one-year gap between assets and liabilities was $3.1 billion, down $537 million from December 2005.
During the period December 31, 2005 to March 31, 2006, the FHLBNY’s market risk profile changed as summarized in Duration of Equity tables in subsequent sections of “Market Risk Management”. They illustrate that the FHLBNY has remained within its policy and regulatory requirements during the period.
The FHLBNY’s funding consists of a combination of short- and long-term debt instruments which do not necessarily have matching interest rate sensitivities with the FHLBNY’s investments. To more closely match the sensitivity, the FHLBNY uses derivative instruments to adjust the effective maturities, repricing frequencies, or option characteristics of the debt in a way that is consistent with the overall risk management objectives of match funding.
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

More information with respect to derivatives and hedging activities is available in Note 8 to annual financial statements included in Form10-K.
Because a significant portion (about 12.4%) of the FHLBNY’s balance sheet as of March 31, 2006 consists of mortgage-backed securities and other mortgage-related assets, the FHLBNY is exposed to mortgage prepayment risk. The FHLBNY is exposed to a degree of interest rate risk because the cash flows of the mortgage assets and the liabilities that fund them are not perfectly matched through time and across all possible interest rate scenarios. The cash flows from mortgage assets are highly sensitive to changes in interest rates because of the borrowers’ prepayment option. As interest rates decrease, borrowers are more likely to refinance fixed-rate mortgages, resulting in increased prepayments and mortgage cash flows that are received earlier than would otherwise occur. Replacing the higher-rate loans that are prepaid with lower-rate loans has the potential to reduce the FHLBNY’s interest spread unless the Bank can also reduce its debt cost. Conversely, an increase in interest rates may result in slower prepayments and mortgage cash flows being received later than would otherwise occur. In this case, the FHLBNY runs the risk that the debt may re-price faster than the mortgage assets and at a higher cost. This could also reduce the interest spread.
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
Ongoing business risk measures and analyses seek to quantify the level of net interest income at risk (i.e., how much income the FHLBNY could lose as a result of various types of arbitrarily large interest rate shocks). These calculations essentially amount to studying the impact of stressful interest rate shocks on projected net interest income. The projections start from a “snapshot” of the current balance sheet and simulate its evolution, over a one-year horizon, taking into account business projections of the likely behavior of advances and assumptions about the net spread earned on each asset category. The result is a one-year projection of net interest income. Perturbations of that initial forecast by stressful interest rate scenarios then give the FHLBNY a measure of how much income it could gain or lose under each scenario. Experience has shown that such analyses, even though they rely heavily on assumptions, provide a reasonable measure of the risks that the FHLBNY incurs as an ongoing concern, regardless of the interest rate environment. As defined by the FHLBNY, net interest income at risk measures the percentage change in projected net interest income from the spread between asset yields and liability costs resulting from an instantaneous, parallel +/- 200 basis-point rate shock. This risk measure is reported to the Board of Directors in accordance with the Risk Management Policy. To manage its interest rate risk, the FHLBNY keeps close watch on the difference between the interest rate sensitivity (duration) of its assets and the duration of its liabilities. This difference between the estimated durations of portfolio assets and liabilities is called the duration gap. The duration gap represents the extent to which estimated cash flows for assets and liabilities are matched, on average, over time and across interest rate scenarios. A positive duration gap signals a greater exposure to rising interest rates because it indicates that the duration of assets exceeds the duration of liabilities. A negative duration gap signals a greater exposure to declining interest rates because the duration of assets is less than the duration of liabilities.
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
Net Interest Income at Risk. During the one year period, there were no substantive changes to the FHLBNY’s modelling processes. As of March 31, 2006, the FHLBNY’s one-year net interest income from spread at risk measures were 5.07% and –9.84% compared to 4.29% and –2.93% on December 31, 2005 under the 200 basis-point up and down shocks. These figures are calculated from the perspective of an ongoing business and are, therefore, based on certain assumptions regarding the probable evolution of the FHLBNY’s main line of business, advances, and its cost of funds. The FHLBNY’s limit on net interest income from spread at risk is –15%. The Bank was, therefore, within its limit for net interest income sensitivity at March 31, 2006 and at the end of 2005. The FHLBNY monitors its repricing gaps primarily to limit the variability of net interest income.
Sensitivity of Duration of Equity
The following table summarizes the sensitivity of the duration of equity as of March 31, 2006, and December 31, 2005 (in years):

Duration of Equity (in years)	March 31, 2006	December 31, 2005
Base	1.16	0.98
Up-Base	1.79	1.73
Down-Base	-2.05	-1.77

Duration Gap (in months)	0.33	0.24

The following tables track the behavior of the FHLBNY’s duration of equity at the end of the following months during 2006 and 2005.

	2006 Duration Measures
	(as of month-end, in years)
	Duration of	Duration	Duration	Duration of
	Assets	Liabilities	Gap	Equity
January	0.59	0.58	0.01	0.81
February	0.59	0.58	—	0.66
March	0.61	0.58	0.03	1.16

	2005 Duration Measures
	(as of month-end, in years)
	Assets	Liabilities	Gap	Equity
January	0.67	0.64	0.03	1.20
February	0.71	0.64	0.07	2.17
March	0.74	0.66	0.08	2.34
April	0.68	0.64	0.05	1.63
May	0.64	0.62	0.01	0.88
June	0.62	0.61	0.01	0.82
July	0.65	0.61	0.04	1.46
August	0.63	0.62	0.01	0.79
September	0.65	0.60	0.05	1.60
October	0.68	0.60	0.08	2.12
November	0.65	0.58	0.07	2.02
December	0.59	0.57	0.02	0.98
Note: Numbers may not add due to rounding.

The following tables display the FHLBNY’s maturity/repricing gaps as of March 31, 2006 (in millions):

	Interest Rate Sensitivity Period-March 31, 2006
		More than	More than	More than
	6 Months or	6 Months to	1 Year to	3 Years to	More than
	Less	1 Year	3 Years	5 Years	5 Years

Interest-earning assets:
Non-MBS Investments	$11,597	$102	$392	$307	$866
MBS Investments	1,150	588	3,460	1,690	2,239
Adjustable-rate loans and advances	14,280	—	—	—	—

Net unswapped	27,027	690	3,852	1,997	3,105

Fixed-rate loans and advances	8,676	1,947	10,860	10,358	16,416
Swaps hedging advances	33,422	(705)	(6,805)	(9,719)	(16,193)

Net fixed-rate loans and advances	42,098	1,242	4,055	639	222
Interbank loans	—	—	—	—	—

Total interest-earning assets	$69,125	$1,932	$7,907	$2,636	$3,328

Interest-bearing liabilities:
Deposits	$2,378	$—	$—	$—	$—

Discount notes	19,557	259	—	—	—
Swaps hedging discount notes	—	—	—	—	—

Net discount notes	19,557	259	—	—	—

FHLB bonds	9,315	13,553	28,007	5,313	2,452
Swaps hedging bonds	34,524	(11,640)	(19,471)	(2,723)	(690)

Net FHLB bonds	43,839	1,913	8,536	2,590	1,762

Total interest-bearing liabilities	$65,774	$2,172	$8,536	$2,590	$1,762

Post hedge gaps:
Periodic gap	$3,351	$(241)	$(628)	$45	$1,566
Cumulative gaps	3,351	3,110	2,482	2,527	4,093
Note: Numbers may not add due to rounding.

The following tables display the FHLBNY’s maturity/repricing gaps as of December 31, 2005 (in millions):

	Interest Rate Sensitivity Period-December 31, 2005
		More than	More than	More than
	6 Months or	6 Months to	1 Year to	3 Years to	More than
	Less	1 Year	3 Years	5 Years	5 Years

Interest-earning assets:
Non-MBS Investments	$12,121	$377	$410	$320	$855
MBS Investments	1,157	603	3,202	1,627	1,985
Adjustable-rate loans and advances	13,545	—	—	—	—

Net unswapped	26,823	980	3,612	1,947	2,840

Fixed-rate loans and advances	10,411	2,356	10,888	9,233	15,260
Swaps hedging advances	30,781	(769)	(6,701)	(8,281)	(15,030)

Net fixed-rate loans and advances	41,192	1,587	4,187	952	230
Interbank loans	—	—	—	—	—

Total interest-earning assets	$68,015	$2,568	$7,799	$2,899	$3,070

Interest-bearing liabilities:
Deposits	$2,658	$—	$—	$—	$—

Discount notes	20,032	479	—	—	—
Swaps hedging discount notes	—	—	—	—	—

Net discount notes	20,032	479	—	—	—

FHLB bonds	12,539	9,535	27,130	5,597	2,346
Swaps hedging bonds	30,299	(7,490)	(18,731)	(3,223)	(855)

Net FHLB bonds	42,838	2,045	8,399	2,374	1,491

Total interest-bearing liabilities	$65,529	$2,524	$8,399	$2,374	$1,491

Post hedge gaps:
Periodic gap	$2,487	$43	$(600)	$525	$1,579
Cumulative gaps	2,487	2,530	1,930	2,455	4,034
Note: Numbers may not add due to rounding.

Item 4. CONTROLS AND PROCEDURES
Alfred A. DelliBovi, President and Chief Executive Officer, and Patrick A. Morgan, Senior Vice President and Chief Financial Officer, conducted an evaluation of the Bank’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2006. Based upon their evaluation, they each found that the Bank’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Bank files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Bank’s management as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Bank’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the FHLBNY is involved in disputes or regulatory inquiries that arise in the ordinary course of business. At the present time there are no material pending legal proceedings against the FHLBNY.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors included in the FHLBNY’s Form 10-K for the fiscal year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY AND THE USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Identification of Exhibit
*10.1	2006 Incentive Compensation Plan

10.2	2006 Directors’ Compensation Policy

12.1	Computation of Ratios of Earnings to Fixed Charges

31.1	Certification Pursuant to Rules13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification Pursuant to Rules13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act 2002, 18 U.S.C. Section 1350

*	Confidential information is omitted and identified by asterisk symbol and filed separately with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF NEW YORK
(Registrant)

By:	/s/ Patrick A. Morgan
Patrick A. Morgan
Senior Vice President and Chief Financial Officer
Federal Home Loan Bank of New York (on behalf of the
Registrant and as Principal Financial Officer)
Date: May 12, 2006