Form 10-Q
period 2006-06-30
Federal Home Loan Bank of New York
filed 2006-08-14
CIK 1329842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-51397
Federal Home Loan Bank of New York
(Exact name of registrant as specified in its charter)

Federal (State or other jurisdiction of incorporation or organization)	13-6400946 (I.R.S. Employer Identification No.)

101 Park Avenue, New York, New York (Address of principal executive offices)	10178 (Zip Code)
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
Yes ☐            No ☑
     At July 31, 2006, the Registrant had 39,834,248 shares of stock outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Statements of Condition – Unaudited (in thousands, except par value)
As of June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$25,059	$22,114
Interest-bearing deposits, includes $7,500 pledged at June 30, 2006, and $244,800 at December 31, 2005	6,624,713	8,699,107
Federal funds sold	3,354,000	2,925,000
Held-to-maturity securities, includes $0 pledged at June 30, 2006 and December 31, 2005 (Note 2)	10,800,720	9,566,441
Advances (Note 3)	67,268,273	61,901,534
Mortgage loans held-for-portfolio, net of allowance for credit losses of $583 at June 30, 2006, and $582 at December 31, 2005 (Note 4)	1,459,607	1,466,943
Accrued interest receivable	399,412	377,253
Premises and equipment, net	11,582	11,257
Derivative assets (Note 8)	210,287	19,197
Other assets	20,037	24,672

Total assets	$90,173,690	$85,013,518

Liabilities and capital

Liabilities
Deposits
Interest-bearing demand	$2,094,370	$2,637,168
Non-interest bearing demand	1,256	969
Term	104,883	19,525

Total deposits	2,200,509	2,657,662

Consolidated obligations, net (Note 5)
Bonds	59,166,300	56,768,622
Discount Notes	23,552,353	20,510,525

Total consolidated obligations	82,718,653	77,279,147

Mandatorily redeemable capital stock (Note 6)	18,168	18,087

Accrued interest payable	620,732	498,318
Affordable Housing Program (Note 7)	93,880	91,004
Payable to REFCORP	18,854	14,062
Derivative liabilities (Note 8)	170,095	491,866
Other liabilities	105,057	77,992

Total liabilities	85,945,948	81,128,138

Commitments and Contingencies (Notes 5, 6, 8 and 13)

Capital (Notes 6 and 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 38,846 at June 30, 2006, and 35,905 at December 31, 2005	3,884,520	3,590,454
Unrestricted retained earnings	336,600	291,413
Accumulated other comprehensive income (loss) (Note 11)
Net unrealized gain on hedging activities	9,223	5,352
Minimum liability on benefit equalization plan	(2,601)	(1,839)

Total capital	4,227,742	3,885,380

Total liabilities and capital	$90,173,690	$85,013,518

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Income – Unaudited (in thousands, except per share value)
For the Three and Six Months Ended June 30, 2006 and 2005

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income
Advances	$805,165	$516,446	$1,506,941	$975,209
Interest-bearing deposits	69,603	39,775	146,095	63,120
Federal funds sold	37,637	20,664	58,030	35,069
Available-for-sale securities	—	7,239	—	12,283
Held-to-maturity securities	138,345	147,588	268,197	297,533
Mortgage loans held-for-portfolio	18,728	16,713	37,586	32,728
Other	—	9	5	18

Total interest income	1,069,478	748,434	2,016,854	1,415,960

Interest expense
Consolidated obligations bonds	698,646	478,891	1,325,397	930,337
Consolidated obligations discount notes	234,125	158,761	436,952	264,613
Deposits	20,268	15,574	34,340	27,674
Mandatorily redeemable stock (Note 6)	258	785	578	1,453
Cash collateral held and other borrowings	958	43	1,124	58

Total interest expense	954,255	654,054	1,798,391	1,224,135

Net interest income before provision for credit losses	115,223	94,380	218,463	191,825

Provision for credit losses on mortgage loans	1	24	1	58

Net interest income after provision for credit losses	115,222	94,356	218,462	191,767

Other income (loss)
Service fees	855	1,048	1,662	2,188
Net realized and unrealized gain (loss) on derivatives and hedging activities ( Note 8)	7,037	(5,386)	5,100	(4,331)
Losses from extinguishment of debt and other	(4,245)	(1,432)	(4,240)	(5,186)

Total other income (loss)	3,647	(5,770)	2,522	(7,329)

Other expenses
Operating	15,195	14,337	30,669	28,989
Finance Board and Office of Finance	993	1,376	2,274	2,897

Total other expenses	16,188	15,713	32,943	31,886

Income before assessments	102,681	72,873	188,041	152,552

Affordable Housing Program (Note 7)	8,408	6,029	15,409	12,692
REFCORP	18,855	13,369	34,527	28,194

Total assessments	27,263	19,398	49,936	40,886

Income before cumulative effect of change in accounting principle	75,418	53,475	138,105	111,666

Cumulative effect of change in accounting principle	—	—	—	1,109

Net income	$75,418	$53,475	$138,105	$112,775

Basic earnings per share: (Note 14)
Earnings before cumulative effect of change in accounting principle	$2.02	$1.46	$3.75	$3.09
Cumulative effect of change in accounting principle	—	—	—	0.03

Net earnings per share	$2.02	$1.46	$3.75	$3.12

Cash dividends paid per share	$1.29	$1.16	$2.58	$1.93

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Capital – Unaudited (in thousands, except per share data)
For the Six Months Ended June 30, 2006 and 2005

						Accumulated
	Capital Stock*		Capital Stock*			Other		Total
	Pre-Exchange		Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Shares	Pav Value	Earnings	Income (Loss)	Capital	Income (Loss)
Balance, December 31, 2004	36,550	$3,655,047	—	$—	$223,434	$649	$3,879,130

Proceeds from sale of capital stock	13,336	1,333,542	—	—	—	—	1,333,542
Redemption of capital stock	(12,896)	(1,289,678)	—	—	—	—	(1,289,678)
Net Income	—	—			112,775	—	112,775	$112,775
Other comprehensive income (loss ):
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(2,530)	(2,530)	(2,530)
Net unrealized gain on hedging activities	—	—	—	—	—	411	411	411
Cash dividends ($1.93 per share) on capital stock	—	—	—	—	(69,025)		(69,025)	—

								$110,656
Balance, June 30, 2005	36,990	$3,698,911	—	$—	$267,184	$(1,470)	$3,964,625

Balance, December 31, 2005			35,905	$3,590,454	$291,413	$3,513	$3,885,380

Proceeds from sale of capital stock			18,236	1,823,586	—	—	1,823,586
Redemption of capital stock			(15,153)	(1,515,284)	—	—	(1,515,284)
Transfer of mandatorily redeemable stock			(142)	(14,236)	—	—	(14,236)
Net Income			—	—	138,105	—	138,105	$138,105
Other comprehensive income (loss):
Net unrealized gain on hedging activities			—	—	—	3,872	3,872	3,872
Additional minimum liability on benefit equalization plan			—	—	—	(763)	(763)	(763)
Cash dividends ($2.58 per share) on capital stock			—	—	(92,918)	—	(92,918)	—

								$141,214
Balance, June 30, 2006	—	$—	38,846	$3,884,520	$336,600	$6,622	$4,227,742

* putable stock
The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows – Unaudited (in thousands)
For the Six Months Ended June 30, 2006 and 2005

	Six months ended
	June 30,
	2006	2005
Operating Activities

Net Income	$138,105	$112,775
Cumulative effect of change in accounting principle	—	(1,109)

Income before cumulative effect of change in accounting principle	138,105	111,666

Adjustments to reconcile net income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, and mortgage loans	(1,403)	31,112
Concessions on consolidated obligations	6,279	5,827
Premises and equipment	2,039	2,070
Provision for credit losses on mortgage loans	1	58
(Gain) loss due to change in net fair value adjustments on derivatives and hedging activities	(209)	12,742
Net change in:
Accrued interest receivable	(22,159)	(16,550)
Derivative assets due to accrued interest	(189,475)	(42,344)
Derivative liabilities due to accrued interest	78,973	13,747
Other assets	2,747	(6,284)
Affordable Housing Program liability	2,876	2,792
Accrued interest payable	122,415	1,315
REFCORP liability	4,793	4,591
Other liabilities	10,502	9,520

Total adjustments	17,379	18,596

Net cash provided by operating activities	155,484	130,262

Investing activities
Net change in:
Interest-bearing deposits	2,074,332	(3,898,150)
Federal funds sold	(429,000)	942,000
Held-to-maturity securities:
Purchased	(2,570,516)	(378,652)
Proceeds	1,333,311	1,552,023
Available-for-sale securities:
Purchased	—	(1,020,179)
Proceeds	—	88,050
Advances:
Principal collected	279,056,422	228,653,069
Made	(284,971,011)	(225,054,333)
Mortgage loans held-for-portfolio:
Principal collected	80,539	70,634
Purchased and originated	(73,954)	(277,592)
Principal collected on other loans made	102	93
Net decrease in deposits with other FHLBank’s mortgage programs	63	132
Premises and equipment	(2,364)	(1,206)

Net cash (used in) provided by investing activities	(5,502,076)	675,889

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows – Unaudited (in thousands)
For the Six Months Ended June 30, 2006 and 2005

	Six months ended
	June 30,
	2006	2005
Financing activities
Net change in:
Deposits and other borrowings	$(440,591)	$126,539
Consolidated obligation bonds:
Proceeds from issuance	16,456,148	11,092,144
Payments for maturing and early retirement	(13,898,309)	(17,135,345)
Consolidated obligation discount notes:
Proceeds from issuance	299,371,986	370,004,284
Payments for maturing	(296,340,926)	(364,777,509)
Capital stock:
Proceeds from issuance	1,823,586	1,333,542
Payments for redemption	(1,515,284)	(1,289,678)
Payments for redemption of mandatorily redeemable capital stock	(14,155)	(90,966)
Cash dividends paid *	(92,918)	(69,025)

Net cash provided by (used in) financing activities	5,349,537	(806,014)

Net increase in cash and cash equivalents	2,945	137
Cash and cash equivalents at beginning of the period	22,114	22,376

Cash and cash equivalents at end of the period	$25,059	$22,513

Supplemental disclosures:
Interest paid	$1,145,558	$1,174,891
Affordable Housing Program payments **	$12,533	$9,900
REFCORP payments	$29,734	$23,602

Investing activities
Loans made to other FHLBanks	$50,063	$—
Principal collected on loans to other FHLBanks	(50,000)	—

Net change in loans to other FHLBanks***	$63	$—

Financing activities
Proceeds from short-term borrowings from other FHLBanks	$385,000	$555,000
Payment of short-term borrowings from other FHLBanks	(385,000)	(555,000)

Net change in borrowings from other FHLBanks	$—	$—

*	Does not include payments to holders of mandatorily redeemable capital stock.

**	AHP payments = (beginning accrual — ending accrual) + AHP assessment for the year; payments represent funds released to the Affordable Housing Program.

***	2006 amount represents demand deposit activity with the MPF Provider.
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
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district. All members are required to purchase capital stock in the FHLBNY as a condition of membership. A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired an FHLBNY member. As a result of the membership requirements, the FHLBNY conducts business with related parties in the normal course of business and considers all members and non-member stockholders as related parties in addition to the other FHLBanks.
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

Notes to Financial Statements — Unaudited
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

Notes to Financial Statements — Unaudited
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
SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis.
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
SFAS 156 also changes how gains and losses are computed in transfers or securitizations that qualify for “sale treatment” in which the transferor retains the right to service the transferred financial assets. Under SFAS 156, servicing assets must be initially recorded at fair value and treated as part of the proceeds received by the transferor, thus affecting the gain/loss calculations.
The Bank has chosen not to early adopt and will apply the provisions of SFAS 156 as of January 1, 2007. The Bank is in the process of evaluating the impact of adopting SFAS 156, and implementation of the standard is not expected to have a significant impact on the Bank.
As discussed in Note 2 to the Financial Statements in the Bank’s Form 10-K filed on March 30, 2006, the adoption of Derivatives Implementation Group (“DIG”) Issue B38, “Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” and DIG Issue B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor,” did not have a material impact on the operations and financial condition of the FHLBNY.
The Bank continues to evaluate the impact of adopting SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), and has not determined the effect, if any, that the implementation of SFAS 155 will have on its earnings or financial position. The Bank will apply the guidance under SFAS 155 commencing with the first quarter of 2007.

Notes to Financial Statements — Unaudited
Note 2. Held-to-maturity Securities
Held-to-maturity securities consisted of mortgage- and asset-backed securities (“MBS”), and state and local housing finance agency bonds. The amortized cost and the fair value of these securities were as follows (in thousands):

	June 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State and local housing agency obligations	$665,809	$7,663	$(655)	$672,817
Mortgage-backed securities	10,134,911	26,834	(278,968)	9,882,777

Total	$10,800,720	$34,497	$(279,623)	$10,555,594

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State and local housing agency obligations	$992,578	$16,069	$—	$1,008,647
Mortgage-backed securities	8,573,863	72,908	(125,844)	8,520,927

Total	$9,566,441	$88,977	$(125,844)	$9,529,574

Notes to Financial Statements — Unaudited
Temporary impairment. The following tables summarize held-to-maturity securities with fair values below their amortized cost, i.e., in an unrealized loss position at June 30, 2006 and December 31, 2005. The fair values and unrealized losses are aggregated by major security type and rating, and by the length of time individual securities have been in a continuous unrealized loss position. Securities, to which different rating levels have been assigned by different rating agencies, i.e., split ratings, are assigned to the lower rating category.
Temporary impairment at June 30, 2006 (in thousands):

	June 30, 2006
	Less than 12 months		12 months or more
	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses
Mortgage-and asset-backed securities — fixed rate
AAA-rated	$3,940,224	$70,867	$3,774,817	$206,034
AA-rated	—	—	—	—
Below AA	—	—	—	—
Mortgage-and asset-backed securities — variable rate
AAA-rated	302,721	2,067	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—

Total mortgage-and asset-backed securities	4,242,945	72,934	3,774,817	206,034

State and local housing finance agencies — fixed rate
AAA-rated	940	35	—	—
AA-rated	15,385	620	—	—
Below AA	—	—	—	—
State and local housing finance agencies — variable rate
AAA-rated	—	—	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—

Total State and local housing finance agency bonds	16,325	655	—	—

Total temporarily impaired	$4,259,270	$73,589	$3,774,817	$206,034

There were 63 securities in a temporarily impaired condition for 12 months or longer at June 30, 2006, representing 32.5% of MBS in terms of the number of positions. In terms of the book value at June 30, 2006, the percentage was 37.2% or $3.8 billion.
The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities to anticipated recovery of their value. In addition, the FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis represent temporary impairment at June 30, 2006.

Notes to Financial Statements — Unaudited
Temporary impairment at December 31, 2005 (in thousands):

December 31, 2005
	Less than 12 months		12 months or more
	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses
Mortgage-and asset-backed securities — fixed rate
AAA-rated	$2,812,278	$46,888	$2,548,174	$78,914
AA-rated	—	—	—	—
Below AA	—	—	—	—
Mortgage-and asset-backed securities — variable rate
AAA-rated	134,958	42	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—

Total mortgage-and asset-backed securities	2,947,236	46,930	2,548,174	78,914

State and local housing finance agencies — fixed rate
AAA-rated	—	—	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—
State and local housing finance agencies — variable rate
AAA-rated	—	—	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—

Total State and local housing finance agencies	—	—	—	—

Total temporarily impaired	$2,947,236	$46,930	$2,548,174	$78,914

There were 37 securities in a temporarily impaired condition for 12 months or longer at December 31, 2005, representing 22.0% of MBS in terms of the numbers of position. In terms of the book value at December 31, 2005, the percentage was 29.7%, or $2.5 billion.
Note 3. Advances
Advances outstanding at June 30, 2006 and December 31, 2005 are summarized below (dollars in thousands):

	June 30, 2006		December 31, 2005
		Weighted		Weighted
	Amount	Average Yield	Amount	Average Yield
Overdrawn demand deposit accounts	$—	—	$—	—
Due in one year or less	17,831,886	4.97%	15,645,155	4.12%
Due after one year through two years	14,411,479	4.84%	8,858,008	4.16%
Due after two years through three years	6,409,955	4.83%	11,493,647	4.45%
Due after three years through four years	4,488,544	5.40%	2,641,601	4.90%
Due after four years through five years	6,116,007	5.24%	7,615,315	5.42%
Thereafter	18,350,024	4.05%	15,439,581	4.00%

Total par value	67,607,895	4.73%	61,693,307	4.35%

Discount on AHP advances	(571)		(624)
Net premium on advances	808		1,122
SFAS 133 hedging adjustments	(339,859)		207,729

Total	$67,268,273		$61,901,534

Notes to Financial Statements — Unaudited
Note 4. Mortgage Loans
Mortgage Partnership Finance® Program (“MPF”®) loans predominate the mortgage loans held for investment. The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from its participating members. Included in the total are outstanding balances of $47.6 million and $48.7 million at June 30, 2006 and December 31, 2005, comprising of mortgage loans originated by the FHLBNY. The FHLBNY’s member institutions create, service, and credit-enhance the loans. No intermediary trusts are involved. Loans in the Community Mortgage Partnership Asset (“CMA”) program, which has been inactive since 2001, were $6.8 million and $9.7 million at June 30, 2006 and December 31, 2005.
The following summarizes investments in mortgage loans (dollars in thousands):

	June 30, 2006		December 31, 2005
	2006	Percentage	2005	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$595,742	41.0%	$596,236	40.8%
Fixed long-term single-family mortgages	850,612	58.5%	853,738	58.5%
Multi-family mortgages	6,846	0.5%	6,859	0.5%
Non-residential mortgages	—	—	2,713	0.2%

Total par value	1,453,200	100.0%	1,459,546	100.0%

Net unamortized premiums	13,789		14,789
Net unamortized discounts	(6,452)		(6,381)
Basis adjustment	(347)		(429)

Total mortgage loans held-for-portfolio	1,460,190		1,467,525

Allowance for credit losses	(583)		(582)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,459,607		$1,466,943

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 basis points but varies with the particular MPF program. The First Loss Account is not recorded or reported as a reserve for loan losses. The FHLBNY is responsible for absorbing losses in the first layer. The second layer is that amount of credit obligations that the Participating Financial Institution (“PFI”) has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued aggregated $0.4 million and $0.4 million for the three months ended June 30, 2006 and 2005, and $0.8 million and $0.7 million for the six months ended June 30, 2006 and 2005. Credit Enhancement fees were reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.

Notes to Financial Statements — Unaudited
The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Beginning balance	$11,443	$10,123	$11,318	$9,336

Additions	192	523	317	1,310
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$11,635	$10,646	$11,635	$10,646

Note 5. Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes. The following summarizes consolidated obligations issued by the FHLBNY and outstanding at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Consolidated obligation bonds — amortized cost	$59,694,545	$57,147,738
Basis adjustments	(528,245)	(379,116)

Total Consolidated obligation — bonds	$59,166,300	$56,768,622

Discount notes — amortized cost	$23,552,353	$20,510,525

Total Consolidated obligation — discount notes	$23,552,353	$20,510,525

Notes to Financial Statements — Unaudited
Note 6. Capital, Capital Ratios, and Mandatorily Redeemable Capital Stock
The FHLBanks, including FHLBNY, have a cooperative structure. To access FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in FHLBNY. The member’s stock requirement is based on the amount of mortgage-related assets on the member’s balance sheet and its use of FHLBNY advances. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. The stock is not publicly traded.
The Gramm-Leach-Bliley Act (“GLB Act”) allows the FHLBanks to have two classes of stock, and each class may have sub-classes. Class A stock is conditionally redeemable on six months written notice from the member, and class B stock is conditionally redeemable on five years written notice from the member. Membership is voluntary for all members. Members that withdraw from a FHLBank may not reapply for membership of any FHLBank for five years from the date of withdrawal. The transfer of membership without interruption between two FHLBanks is not considered to be a termination of membership for this purpose.
The FHLBNY’s capital stock at June 30, 2006 is Class B stock which is sub-divided into membership stock and activity-based stock.
The FHLBNY is subject to risk-based capital rules and three capital requirements under the new capital structure plan adopted on December 1, 2005. The FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit, market, and operations risk capital requirements as calculated in accordance with the FHLBNY policy and rules and regulations of the Finance Board. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Board may require the FHLBNY to maintain a greater amount of permanent capital than is required. In addition, the FHLBNY is required to maintain at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 time divided by total assets. The FHLBNY was in compliance with the aforementioned capital rules and requirements. Mandatorily redeemable capital stock, which is reclassified from equity to a liability, is considered capital for determining the FHLBNY’s compliance with its regulatory requirements.

Notes to Financial Statements — Unaudited
Capital Ratios
The following table shows the risk-based capital ratios at June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$698,106	$4,239,288	$626,486	$3,899,954
Total capital-to-asset ratio	4.00%	4.70%	4.00%	4.57%
Total capital	$3,606,948	$4,239,288	$3,400,541	$3,899,954
Leverage ratio	5.00%	7.05%	5.00%	6.88%
Leverage capital	$4,508,684	$6,358,931	$4,250,676	$5,849,931
Mandatorily Redeemable Capital Stock
The FHLBNY’s capital stock is redeemable at the option of either the member or the FHLBNY, subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income.
Mandatorily redeemable stock at June 30, 2006 and December 31, 2005 represented stock held by:
•	Former members who were no longer FHLBNY members by virtue of being acquired by members of another FHLBank; or

•	Former members who were no longer FHLBNY members by virtue of being acquired by an institution that is not a member of any FHLBank.
Such stock will be repurchased when it is no longer needed to meet stock ownership requirements for transactions outstanding with the Bank.
The FHLBNY repurchases excess activity-based capital stock daily. The three other triggering events that could cause the FHLBNY to repurchase capital stock are:
•	a member requests redemption of excess stock;

•	a member delivers notice of its intent to withdraw from membership;

•	a member attains non-member status (through merger into or acquisition by a non-member, or involuntary termination from membership).
A member’s request to redeem excess Membership Stock will be considered to be revocable until the stock is repaid. Based on the fact that the member’s request to redeem excess Membership Stock can be withdrawn by the member without penalty, the FHLBNY considers the member’s intent regarding such request to not be substantive in nature and therefore no reclassification to a liability will be necessary at the time the request is delivered.
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

Notes to Financial Statements — Unaudited
Anticipated redemption of mandatorily redeemable capital stock was as follows at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Redemption within one year	$326	$109
Redemption after one year through two years	8,550	7,904
Redemption after three years through five years	9,253	10,034
Redemption after six years through ten years	39	40

Total	$18,168	$18,087

The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Beginning balance	$27,413	$35,728	$18,087	$126,581
Capital stock subject to mandatory redemption reclassified from equity	326	—	14,236	—
Redemption of mandatorily redeemable capital stock	(9,571)	(113)	(14,155)	(90,966)

Ending balance	$18,168	$35,615	$18,168	$35,615

Accrued interest payable	$249	$418	$249	$418

Note 7. Affordable Housing Program
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Beginning balance	$93,711	$83,025	$91,004	81,580

Additions from current period’s assessments	8,408	6,029	15,409	12,692
Net disbursements for grants and programs	(8,239)	(4,682)	(12,533)	(9,900)

Ending balance	$93,880	$84,372	$93,880	$84,372

Notes to Financial Statements — Unaudited
Note 8. Derivatives
The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments. The notional amount of derivatives does not measure the credit exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing: favorable interest-rate swaps; forward agreements; mandatory delivery contracts for mortgage loans outstanding at June 30, 2006; and purchased caps and floors if the counterparty defaults and the related collateral, if any, is of no value to the FHLBNY.
The following table presents outstanding notional balances and estimated fair values of the derivatives by SFAS 133 hedge type at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006		December 31, 2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$77,928,687	$(191,584)	$70,724,618	$(594,584)
Cash flow	389,000	(235)	788,000	528
Economic	—	—	5,000	(128)
Interest rate caps/floors*
Fair value	1,558,194	(6)	1,618,194	(7)
Mortgage delivery commitments
Fair value	1,363	(5)	657	—
Other
Intermediation*	30,000	4	130,000	5

Total notional and fair value	$79,907,244	$(191,826)	$73,266,469	$(594,186)

*	Classified as economic hedges.
Reconciliation of fair value basis to the Statements of Condition is included in the following table.

Notes to Financial Statements — Unaudited
The following table reconciles derivatives data by hedging classifications at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006		December 31, 2005
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Advances — fair value hedges	$35,663,582	$338,625	$32,662,378	$(208,249)
Advances — economic hedges	1,558,194	(6)	1,618,194	(7)
Consolidated obligations — fair value hedges	42,265,105	(530,209)	38,062,240	(386,335)
Consolidated obligations — economic hedges	—	—	5,000	(128)
Mortgage loans — delivery commitments	1,363	(5)	657	—
Balance sheet — economic hedges	—	—	—	—
Cash Flow — anticipated transactions	389,000	(235)	788,000	528
Intermediary positions — economic hedges	30,000	4	130,000	5

Total notional and fair value	$79,907,244	$(191,826)	$73,266,469	$(594,186)

Total derivatives excluding accrued interest		$(191,826)		$(594,186)
Accrued interest		232,018		121,517

Net derivative balance		$40,192		$(472,669)

Net derivative asset balance		$210,287		$19,197
Net derivative liability balance		(170,095)		(491,866)

Net derivative balance		$40,192		$(472,669)

Derivative Gains and Losses Reclassified from Accumulated other comprehensive income (loss) to Current Period Income
The following table summarizes changes in derivative gains and losses and reclassifications into current period earnings and for the periods reported from Accumulated other comprehensive income (loss) in the Statements of Condition (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Beginning balance	$8,780	$11,443	$5,352	$898
Net fair value changes	1,253	(9,475)	5,224	1,371
Reclassified into earnings	(810)	(659)	(1,353)	(960)

Ending balance	$9,223	$1,309	$9,223	$1,309

Notes to Financial Statements — Unaudited
Earnings Impact of Hedging Activities
Net Realized and Unrealized Gain (Loss) on Derivatives and Hedging Activities
As a result of applying SFAS 133, the FHLBNY reported the following net gains (losses) on derivatives and hedging activities for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Gains (losses) related to fair value hedge ineffectiveness	$6,985	$(5,414)	$5,108	$(5,839)
Gains (losses) on economic hedges	52	28	(8)	1,508

Net gains (losses) on derivatives and hedging activities	$7,037	$(5,386)	$5,100	$(4,331)

Cash Flow Hedges
There were no material amounts for the six months ended June 30, 2006 and 2005 that were reclassified from Accumulated other comprehensive income (loss) into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. Over the next twelve months, it is expected that $3.6 million of net gains recorded in Accumulated other comprehensive income at June 30, 2006, will be recognized in earnings.

Notes to Financial Statements — Unaudited
Note 9. Employee Retirement Plans
The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“DB Plan”). The DB Plan is a tax-qualified multiple-employer defined benefit pension plan that covers substantially all officers and employees of the FHLBNY. For accounting purposes, the DB Plan is a multi-employer plan and does not segregate its assets, liabilities, or costs by participating employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the FHLBNY are not made.
The FHLBNY also participates in the Pentegra administered Financial Institution Thrift Plan, a defined contribution plan. The Bank’s contributions are a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations.
In addition, the FHLBNY maintains a Benefit Equalization Plan (“BEP”) that restores defined benefits and contribution benefits to those employees who have had their qualified defined benefit and defined contribution benefits limited by IRS regulations. The thrift component of the BEP plan is a supplemental defined contribution plan. The plan’s liability consists of the accumulated compensation deferrals and accrued interest on the deferrals.
The FHLBNY also offers a Postretirement Health Benefit Plan to retirees. There are no funded plan assets that have been designated to provide postretirement health benefits.
The following table presents employee retirement plan expenses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Defined Benefit Plan	$1,450	$1,572	$2,900	$3,143
Benefit Equalization Plan (Defined benefits)	500	494	1,000	988

	1,950	2,066	3,900	4,131

Financial Institution Thrift Plan and BEP Thrift	317	216	599	538
Postretirement Health Benefit Plan	363	406	725	812

Total retirement plan expenses	$2,630	$2,688	$5,224	$5,481

Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Service Cost	$150	$174	$300	$348
Interest Cost	200	166	400	332
Amortization of unrecognized prior service cost	(13)	(12)	(25)	(24)
Amortization of unrecognized net loss	163	166	325	332

Net periodic benefit cost	$500	$494	$1,000	$988

Notes to Financial Statements — Unaudited
Key assumptions used in determining the supplemental retirement plan cost included a discount rate of 5.5%, salary increase of 5.5%, and an amortization period of 7 years. The measurement date used to determine the net periodic cost was December 31, 2005. The total amount of benefits paid and expected to be paid under this plan is not expected to be materially different from amounts disclosed in the Bank’s Form 10-K filed on March 30, 2006.
Components of the net periodic postretirement benefit cost for the FHLBNY’s Postretirement Health Benefits Plan were as follows for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost (benefits attributed to service during the period)	$135	$170	$270	$340
Interest cost on accumulated postretirement benefit obligation	148	144	295	288
Amortization of loss	80	92	160	184

Net periodic postretirement benefit cost	$363	$406	$725	$812

Key assumptions used in determining the Postretirement Health Benefit Plan included a discount rate of 5.5%, and health care cost trend rate of 4.5%. The measurement date used to determine the net periodic cost was December 31, 2005. The total amount of benefits paid and expected to be paid under this plan is not expected to be materially different from amounts disclosed in the Bank’s Form 10-K filed on March 30, 2006.

Notes to Financial Statements — Unaudited
Note 10. Related Party Transactions
The FHLBNY is a cooperative and the members own almost all of the stock of the FHLBNY. Stock that is not owned by members is held by former members. The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The FHLBNY conducts its advances business almost exclusively with members. The FHLBNY considers its transactions with its members and non-member stockholders as related party transactions in addition to transactions with other FHLBanks, the Office of Finance, and the Finance Board.
All transactions with all members, including those whose officers may serve as directors of the FHLBNY, are at terms that are no more favorable than comparable transactions with other members.
The following tables summarize outstanding balances and transactions with related parties at June 30, 2006 and December 31, 2005.
Related Party: Outstanding Assets, Liabilities and Equity (in thousands):

	June 30, 2006		December 31, 2005
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$25,059	$—	$22,114
Interest-bearing deposits	238	6,624,475	300	8,698,807
Federal funds sold	—	3,354,000	—	2,925,000
Held-to-maturity securities	—	10,800,720	—	9,566,441
Advances	67,268,273	—	61,901,534	—
Mortgage loans*	—	1,459,607	—	1,466,943
Accrued interest receivable	308,325	91,087	276,796	100,457
Premises and equipment, net	—	11,582	—	11,257
Derivative assets	—	210,287	—	19,197
Other assets**	—	20,037	—	24,672

Total Assets	$67,576,836	$22,596,854	$62,178,630	$22,834,888

Liabilities and Capital
Deposits	$2,200,509	$—	$2,657,662	$—
Consolidated obligations	—	82,718,653	—	77,279,147
Mandatorily redeemable capital stock	18,168	—	18,087	—
Accrued interest payable	—	620,732	—	498,318
Affordable Housing Program***	93,880	—	91,004	—
Payable to REFCORP	—	18,854	—	14,062
Derivative liabilities	—	170,095	—	491,866
Other liabilities****	64,032	41,025	47,468	30,524

Total liabilities	2,376,589	83,569,359	2,814,221	78,313,917

Capital	4,227,742	—	3,885,380	—

Total liabilities and Capital	$6,604,331	$83,569,359	$6,699,601	$78,313,917

*	Includes de minimis amount of mortgage loans purchased from members of another FHLBank.

**	Includes insignificant amounts of miscellaneous assets that are considered related party.

***	Represents funds not yet disbursed to eligible programs.

****	Related column includes member pass-through reserves at the Federal Reserve Bank.

Notes to Financial Statements — Unaudited
Related Party: Income and Expense transactions (in thousands):

	Three months ended
	June 30, 2006		June 30, 2005
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$805,165	$—	$516,446	$—
Interest-bearing deposits *	—	69,603	—	39,775
Federal funds sold	—	37,637	—	20,664
Available-for-sale securities	—	—	—	7,239
Held-to-maturity securities	—	138,345	—	147,588
Mortgage loans **	—	18,728	—	16,713
Loans to other FHLBanks	7	—	—	—
Others	—	(7)	—	9

Total interest income	$805,172	$264,306	$516,446	$231,988

Interest expense
Consolidated obligations	$—	$932,771	$—	$637,652
Deposits	20,268	—	15,574	—
Mandatorily redeemable stock	258	—	785	—
Cash collateral held and other borrowings	112	846	38	5

Total interest expense	$20,638	$933,617	$16,397	$637,657

Service fees	$855	$—	$1,048	$—

*	Includes interest income from cash collateral pledged, and de minimis amount of interest income from MPF service provider.

**	Includes de minimis amount of mortgage interest income from loans purchased from members of another FHLBank.

	Six months ended
	June 30, 2006		June 30, 2005
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$1,506,941	$—	$975,209	$—
Interest-bearing deposits *	—	146,095	—	63,120
Federal funds sold	—	58,030	—	35,069
Available-for-sale securities	—	—	—	12,283
Held-to-maturity securities	—	268,197	—	297,533
Mortgage loans **	—	37,586	—	32,728
Loans to other FHLBanks	7	—	—	—
Others	—	(2)	—	18

Total interest income	$1,506,948	$509,906	$975,209	$440,751

Interest expense
Consolidated obligations	$—	$1,762,349	$—	$1,194,950
Deposits	34,340	—	27,674	—
Mandatorily redeemable stock	578	—	1,453	—
Cash collateral held and other borrowings	122	1,002	44	14

Total interest expense	$35,040	$1,763,351	$29,171	$1,194,964

Service fees	$1,662	$—	$2,188	$—

*	Includes interest income from cash collateral pledged, and de minimis amount of interest income from MPF service provider.

**	Includes de minimis amount of mortgage interest income from loans purchased from members of another FHLBank.

Notes to Financial Statements — Unaudited
Note 11. Total Comprehensive Income
Total comprehensive income was comprised of Net Income and Accumulated other comprehensive income (loss), which included gains on available-for-sale securities, cash flow hedging activities, and additional minimum liability on the Benefit Equalization Plan.
Changes in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three months ended June 30,
	Available-		Benefit	Accumulated other		Total
	for-sale	Cash-flow	Equalization	Comprehensive	Net	Comprehensive
	securities	hedges	Plan	Income (Loss)	Income	Income
Balance, March 31, 2005	$2,527	$11,443	$(2,489)	$11,481

Net change	(2,817)	(10,134)	—	(12,951)	$53,475	$40,524

Balance, June 30, 2005	$(290)	$1,309	$(2,489)	($(1,470)

Balance, March 31, 2006	$—	$8,780	$(2,601)	$6,179

Net change	—	443	—	443	$75,418	$75,861

Balance, June 30, 2006	$—	$9,223	$(2,601)	$6,622

	Six months ended June 30,
	Available-		Benefit	Accumulated other		Total
	for-sale	Cash-flow	Equalization	Comprehensive	Net	Comprehensive
	securities	hedges	Plan	Income (Loss)	Income	Income
Balance, December 31, 2004	$2,240	$898	$(2,489)	$649

Net change	(2,530)	411	—	(2,119)	$112,775	$110,656

Balance, June 30, 2005	$(290)	$1,309	$(2,489)	$(1,470)

Balance, December 31, 2005	$—	$5,352	$(1,839)	$3,513

Net change	—	3,871	(762)	3,109	$138,105	$141,214

Balance, June 30, 2006	$—	$9,223	$(2,601)	$6,622

Notes to Financial Statements — Unaudited
Note 12. Estimated Fair Values
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of June 30, 2006 were as follows (in thousands):

	June 30, 2006
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	FairValue
Assets
Cash and due from banks	$25,059	$—	$25,059
Interest-bearing deposits	6,624,713	(1,045)	6,623,668
Federal funds sold	3,354,000	(66)	3,353,934
Held-to-maturity securities	10,800,720	(245,126)	10,555,594
Advances	67,268,273	(176,551)	67,091,722
Mortgage loans	1,459,607	(61,362)	1,398,245
Accrued interest receivable	399,412	—	399,412
Derivative assets	210,287	—	210,287
Other financial assets	1,435	3	1,438

Liabilities
Deposits	2,200,509	(8)	2,200,501
Consolidated obligations:
Bonds	59,166,300	(407,961)	58,758,339
Discount notes	23,552,353	(5,516)	23,546,837

Mandatorily redeemable capital stock	18,168	—	18,168

Accrued interest payable	620,732	—	620,732
Derivative liabilities	170,095	—	170,095
Other financial liabilities	69,720	—	69,720
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of December 31, 2005 were as follows (in thousands):

	December 31, 2005
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	FairValue
Assets
Cash and due from banks	$22,114	$—	$22,114
Interest-bearing deposits	8,699,107	(1,205)	8,697,902
Federal funds sold	2,925,000	28	2,925,028
Held-to-maturity securities	9,566,441	(36,867)	9,529,574
Advances	61,901,534	(122,412)	61,779,122
Mortgage loans	1,466,943	(21,503)	1,445,440
Accrued interest receivable	377,253	—	377,253
Derivative assets	19,197	—	19,197
Other financial assets	1,074	—	1,074

Liabilities
Deposits	2,657,662	(2)	2,657,660
Consolidated obligations:
Bonds	56,768,622	(178,235)	56,590,387
Discount notes	20,510,525	(3,115)	20,507,410

Mandatorily redeemable capital stock	18,087	—	18,087

Accrued interest payable	498,318	—	498,318
Derivative liabilities	491,866	—	491,866
Other financial liabilities	54,638	—	54,638

Notes to Financial Statements — Unaudited
Note 13. Commitments and Contingencies
The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. Neither the FHLBNY nor any other FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including indirect guarantees of indebtedness of others” (“FIN 45”), FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception in FIN 45. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at June 30, 2006 or December 31, 2005. The par amounts of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, were approximately $958.6 billion and $937.5 billion at June 30, 2006 and December 31, 2005, respectively.
Commitments for additional advances totalled approximately $20.0 billion and $20.8 billion as of June 30, 2006 and December 31, 2005, respectively. Commitments are conditional, and generally were for periods of up to twelve months. Extension of credit under these commitments is subject to certain collateral requirements and other financial criteria at the time the commitment is drawn upon. Standby letters of credit are issued on behalf of members for a fee to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of this obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $237.1 million and $238.3 million as of June 30, 2006 and December 31, 2005, respectively, and had original terms of up to fifteen years, with a final expiration in 2019. Unearned fees on standby letters of credit are recorded in other liabilities and were not significant as of June 30, 2006 and December 31, 2005. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit. Standby letters of credit are fully collateralized at the time of issuance.
The FHLBNY was unconditionally obligated to purchase $1.4 million and $0.7 million in mortgage loans at June 30, 2006 and December 31, 2005, respectively under the MPF Program. Commitments are generally for periods not to exceed 45 days. In accordance with SFAS 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities,” such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate amount of $411.8 million and $379.8 million as of June 30, 2006 and December 31, 2005.
The FHLBNY executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of June 30, 2006 and December 31, 2005, interest-bearing deposits included $7.5 million and $244.8 million in cash pledged as collateral by the FHLBNY to broker-dealers and banks, together referred to as derivative counterparties, to mitigate the derivative counterparties’ credit exposure related to derivatives contracts with the FHLBNY. The FHLBNY was also exposed to credit risk associated with derivative contracts, which is measured as the replacement cost of derivatives in a gain position. The FHLBNY’s credit exposure was mitigated by cash collateral of $127.6 million and $7.3 million delivered by derivative counterparties and held by the FHLBNY at June 30, 2006 and December 31, 2005.

Notes to Financial Statements — Unaudited
The FHLBNY charged to operating expenses rental costs of approximately $0.9 million and $0.8 million for the three months ended June 30, 2006 and 2005, and $1.6 million and $1.5 million for the six months ended at June 30, 2006 and 2005. Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY.
The following table summarizes commitments and contingencies as of June 30, 2006 (in thousands):

	June 30, 2006
	Payments due or expiration terms by period
		> 1 year	> 3 years
	<= 1 year	<= 3 years	<= 5 years	> 5 years	Total
Contractual Obligations
Consolidated obligations-bonds at par	$24,770,155	$26,553,395	$4,942,200	$3,423,850	$59,689,600
Mandatorily redeemable capital stock	326	8,550	9,253	39	18,168
Premise and equipment (rental and lease obligations)	2,816	5,531	4,346	14,217	26,910

Total contractual obligations	24,773,297	26,567,476	4,955,799	3,438,106	59,734,678

Other contractual obligations
Standby letters of credit	194,105	26,283	5,034	11,699	237,121
Consolidated obligations bonds traded not settled	1,550,000	—	—	—	1,550,000
Unused lines of credit and other conditional commitments	20,013,031	—	—	—	20,013,031
Open delivery commitments	1,362	—	—	—	1,362

Total other contractual obligations	21,758,498	26,283	5,034	11,699	21,801,514

Total commitments	$46,531,795	$26,593,759	$4,960,833	$3,449,805	$81,536,192

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

Notes to Financial Statements — Unaudited
Note 14. Earnings per Share of Capital
The following table sets forth the computation of earnings per share of capital (in thousands except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income before cumulative effect of change	$75,418	$53,475	$138,105	$111,666
Cumulative effect of change in accounting principle	—	—	—	1,109

Net income available to stockholders	$75,418	$53,475	$138,105	$112,775

Weighted average shares of capital	37,608	36,877	37,014	36,807
Less: Mandatorily redeemable capital	(190)	(356)	(225)	(620)

Average number of shares of capital used to calculate earnings per share	37,418	36,521	36,789	36,187

Earnings per share of capital before cumulative effect of change in accounting principle	$2.02	$1.46	$3.75	$3.09
Cumulative effect of change in accounting principle	—	—	—	0.03

Net earnings per share of capital	$2.02	$1.46	$3.75	$3.12

Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents.

Notes to Financial Statements — Unaudited
Note 15. Segment Information
The FHLBNY manages its operations as a single business segment. Management and the FHLBNY’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.
Advances to large members constitute a significant percentage of FHLBNY’s advance portfolio and its source of revenues.
The following table summarizes advances to the top 5 members at June 30, 2006 and interest income earned for the three and six months ended June 30, 2006 (dollars in thousands):

			As of June 30, 2006
			Par	Percent of Total	Interest Income
	City	State	Advances	Par Advances	Three Months	Six Months
North Fork Bank	Mattituck	NY	$7,700,015	11.4%	$67,153	$117,043
New York Community Bank	Westbury	NY	7,113,680	10.5%	76,814	156,218
Hudson City Savings Bank	Paramus	NJ	6,950,000	10.3%	65,222	114,507
HSBC Bank USA, National Association	Wilmington	DE	4,509,779	6.7%	61,953	118,754
Manufacturers and Traders Trust Co.	Buffalo	NY	3,548,383	5.2%	47,241	92,533

Total			$29,821,857	44.1%	$318,383	$599,055

The following table summarizes advances to the top 5 members at June 30, 2005 and interest income earned for the six months ended June 30, 2005 (dollars in thousands):

			June 30, 2005
			Par	Percent of Total	Interest
	City	State	Advances	Par Advances	Income
North Fork Bank	Mattituck	NY	$5,800,015	9.10%	$112,494
New York Community Bank	Westbury	NY	5,686,287	8.90%	122,121
HSBC Bank USA, National Association	Wilmington	DE	5,011,737	7.90%	70,929
Hudson City Savings Bank	Paramus	NJ	3,600,000	5.70%	62,310
Independence Community Bank	Brooklyn	NY	3,333,000	5.20%	69,539

Total			$23,431,039	36.80%	$437,393

The following table summarizes advances to the top 5 members at December 31, 2005, and interest income earned for the twelve months ended December 31, 2005 (dollars in thousands):

			December 31, 2005
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
Financial Highlights
The FHLBNY reported 2006 second-quarter net income of $75.4 million, or $2.02 per share of capital stock, compared with net income of $53.5 million, or $1.46 per share of capital stock, for the second quarter of 2005. Annualized return on average stockholders’ equity, defined as capital stock, retained earnings and accumulated other comprehensive income (loss), increased to 7.45% for the second-quarter in 2006 compared to 5.43% in the comparative quarter in 2005. Annualized return on average earning assets increased to 55.3 basis points in the second-quarter in 2006, up from 44.7 basis points in the comparable quarter in 2005. Average stockholders’ equity increased to $4.0 billion during the second quarter in 2006, up from $3.9 billion average during the comparable quarter in 2005.
Net income for the first six months of 2006 was $138.1 million, or $3.75 per share, compared with $112.8 million, or $3.12 per share, in the comparable period last year.
The increase is primarily attributable to both higher yields on assets and increase in net interest spread between the cost of funding and yields on assets. Increase in net income is also from continuing improvement in execution of debt issuances, on a swapped out basis, as well as higher earnings in a rising rate environment from deployment of members’ capital and retained earnings.
A cash dividend of $1.29 per share of capital was paid in January 2006 for the fourth quarter of 2005, up from $0.77 paid in January 2005 for the fourth quarter 2004. A cash dividend of $1.29 per share was paid in April 2006 for the first quarter of 2006. Also, a cash dividend of $1.43 per share was paid in July 2006 for the second quarter of 2006.
Net interest income after provision for credit losses, a key metric for the FHLBNY, grew to $115.2 million for the second quarter in 2006, up from $94.4 million in the comparable quarter in 2005. Net interest income for the six months ended June 30, 2006 was $218.5 million, compared with $191.8 million for the comparable period last year. Net interest income represents the difference between income from interest-earning assets and interest expense on interest-bearing liabilities. The difference, also referred to as net interest spread, was 30.3 basis points in the second quarter 2006, up from 25.2 basis points in the comparable quarter in 2005. For the six months ended June 30, 2006, net interest spread was 28.4 basis points, compared with 26.8 basis points for the six months ended June 30, 2005. Total reported assets at June 30, 2006 were $90.2 billion, an increase from $85.0 billion at December 31, 2005. Reported amount of advances outstanding at June 30, 2006 was $67.3 billion, compared to $61.9 billion at December 31, 2005. These advances amounts included the basis adjustment associated with the fair value of hedged advances. Par amount of advances outstanding, a better measure of demand, at June 30, 2006 was $67.6 billion, up from $61.7 billion at December 31, 2005.

Selected financial data are presented below (Unaudited)

	June 30,	Year ended December 31,
Statements of Condition (dollars in millions)	2006	2005	2004	2003	2002	2001
Investments (1)	$20,779	$21,190	$18,363	$14,217	$23,598	$19,200
Advances	67,268	61,902	68,507	63,923	68,926	60,962
Mortgage loans	1,460	1,467	1,178	672	435	425
Total assets	90,174	85,014	88,439	79,230	93,606	81,240
Deposits and borrowings	2,201	2,658	2,297	2,100	2,743	2,862
Consolidated obligations	82,719	77,279	80,157	70,857	83,512	72,628
Mandatorily redeemable stock	18	18	127	—	—	—
AHP liability	94	91	82	93	110	105
REFCORP liability	19	14	10	—	14	20
Capital stock	3,885	3,590	3,655	3,639	4,051	3,733
Retained earnings	337	291	223	127	244	177
Equity to asset ratio (2)	4.68%	4.57%	4.38%	4.75%	4.59%	4.81%

	Three months ended		Six months ended
	June 30,		June 30,		Year ended December 31,
Averages	2006	2005	2006	2005	2005	2004	2003	2002	2001
Investments (1)	$18,975	$20,059	$18,728	$19,257	$19,944	$17,642	$19,833	$20,677	$22,017
Advances	64,337	64,269	63,432	65,070	63,446	65,289	70,943	64,210	54,295
Mortgage loans	1,457	1,353	1,460	1,304	1,360	928	527	400	475
Total assets	85,482	86,202	84,274	86,142	85,254	84,344	92,747	86,682	77,972
Deposits and borrowings	1,827	2,293	1,605	2,225	2,112	1,968	2,952	2,908	2,825
Consolidated obligations	78,523	78,286	77,546	78,200	77,629	76,105	81,818	76,907	70,077
Mandatorily redeemable
Capital stock	19	36	23	64	56	238	—	—	—
AHP liability	92	82	92	81	84	83	105	107	97
REFCORP liability	9	8	8	6	7	4	2	8	12
Capital stock	3,742	3,652	3,679	3,616	3,604	3,554	4,082	3,768	3,673
Retained earnings	307	251	297	238	251	159	193	204	129

	Three months ended		Six months ended
	June 30,		June 30,		Year ended December 31,
Operating Results	2006	2005	2006	2005	2005	2004	2003	2002	2001
(dollars in millions,
except earnings and
dividends per share)
Net interest income (3)	$115	$94	$219	$192	$395	$268	$299	$389	$408
Net income	75	53	138	113	230	161	46	234	285
Dividends paid in cash	47	42	93	69	162	65	164	167	229
AHP expense	8	6	15	13	26	19	5	26	32
REFCORP expense	19	13	35	28	58	40	11	59	71
Return on average equity*	7.45%	5.43%	6.95%	5.86%	5.97%	4.34%	1.08%	5.89%	7.50%
Return on average assets*	0.35%	0.25%	0.33%	0.26%	0.27%	0.19%	0.05%	0.27%	0.37%
Operating expenses	$15	$14	$31	$29	$59	$51	$48	$39	$35
Operating expenses as a percent of average assets*	0.07%	0.07%	0.07%	0.07%	0.07%	0.06%	0.05%	0.04%	0.04%
Earnings per share	$2.02	$1.46	$3.75	$3.12	$6.36	$4.55	$1.12	$6.21	$7.76
Dividend per share	$1.29	$1.16	$2.58	$1.93	$4.50	$1.83	$3.97	$4.51	$6.29
Headcount	225	214	225	214	221	210	206	200	201

(1)	Investments include held-to-maturity securities, available-for-sale securities, interest-bearing deposits, Federal funds, and loans to other FHLBanks.

(2)	Equity to asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.

(3)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

*	Annualized

Critical Accounting Policies and Estimates
The FHLBNY has identified certain accounting policies that it believes are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios; estimating the liabilities for unfunded pension liabilities; estimating fair values on certain assets and liabilities. The FHLBNY accounts for derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and hedging Activities”, and specifically identifies the hedged assets or liabilities and the associated hedging strategy.
For additional information, refer to the Management’s Discussion and Analysis section that describes the critical accounting policies, and Note 1 to the Financial Statements in the FHLBNY’s Form 10-K filed on March 30, 2006.
Recently Issued Accounting Standards and Interpretations
SFAS 156 — In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately - recognized servicing assets and liabilities. SFAS 156 requires all separately- recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis. The new standard provides some relief for servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights. In a rising interest rate environment, losses on derivatives used for hedging must be recognized. However, corresponding increases in the fair value of the related servicing rights previously could not be recognized since SFAS 140 mandates that servicing rights be carried at the lower of cost or market. This situation generates income volatility.
SFAS 156 also changes how gains and losses are computed in transfers or securitizations that qualify for “sale treatment” in which the transferor retains the right to service the transferred financial assets. Under SFAS 156, servicing assets must be initially recorded at fair value and treated as part of the proceeds received by the transferor, thus affecting the gain/loss calculations.
The Bank has chosen not to early adopt and will apply the provisions of SFAS 156 as of January 1, 2007. The Bank is in the process of evaluating the impact of adopting SFAS 156, and implementation of the standard is not expected to have a significant impact on the Bank.
As discussed in Note 2 to the Financial Statements in the Bank’s Form 10-K filed on March 30, 2006, the adoption of Derivatives Implementation Group (“DIG”) Issues B38, “Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” and DIG Issue B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor,” did not have a material impact on the operations and financial condition of the FHLBNY.
The Bank continues to evaluate the impact of adopting SFAS No. 155 the impact of adopting, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), and has not determined the effect, if any, that the implementation of SFAS 155 will have on its earnings or financial position. The Bank will apply the guidance under SFAS 155 commencing with the first quarter of 2007.

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
Net income for the second quarter 2006 was $75.4 million, compared with $53.5 million for the comparable quarter in 2005. Net income is after the deduction of AHP and REFCORP assessments, which are a fixed percentage of the FHLBNY’s pre-assessment income. In a rising rate environment, the FHLBNY continued to earn significant income from interest earning assets funded by non-interest bearing capital and other funds. Member demand for advances has been increasing; maturing advances have been replaced by new advances at higher rates and at pricing initiatives implemented during late 2004. These factors taken together also contributed to the increase in net income. In addition, net income for the second quarter in 2006 has also benefited from relatively better execution of debt issuances compared to the second quarter in 2005. Repricing of unswapped, fixed-rate debt has lagged behind in a steadily rising interest rate environment, also contributing to a lower overall increase in funding costs. Investments in mortgage-backed securities increased during the three months ended June 30, 2006, compared with the prior quarter in 2006, but still lags the levels during most of the three and six months ended June 30, 2005. Increased investment in MBS, relative to prior quarter in 2006 had a positive income impact during the current quarter. Mortgage-backed securities typically yield higher coupons, compared to other investments allowed under the FHLBNY’s current investment policy. Operating expenses increased by $0.9 million and $1.7 million in the three and six months ended June 30, 2006, compared with the same periods in 2005.
Net Interest Income
Net interest income is the principal source of revenue for the FHLBNY and the primary factors that impact it are yields from advances, investment yields, and the cost of consolidated obligation debt. The execution of interest rate swaps in the derivative market at a constant spread to LIBOR, in effect converting fixed-rate assets and debt to conventional adjustable-rate instruments tied to LIBOR, is also a factor. Income earned from assets funded by member capital and retained earnings, which are non-interest bearing, is another important consideration for the FHLBNY.

The following tables summarize key changes in the components of net interest income (dollar amounts in thousands):

	Three months ended
	June 30,
			Dollar	Percentage
	2006	2005	Variance	Variance
Interest Income
Advances	$805,165	$516,446	$288,719	55.90%
Investments	245,585	215,266	30,319	14.08%
Mortgage loans held-for-portfolio	18,728	16,713	2,015	12.06%
Other	—	9	(9)	-100.00%

Total interest income	$1,069,478	$748,434	$321,044	42.90%

Interest Expense
Consolidated obligations	$932,771	$637,652	$295,119	46.28%
Other	21,484	16,402	5,082	30.98%

Total interest expense	$954,255	$654,054	$300,201	45.90%

Net interest income before provision for credit losses	$115,223	$94,380	$20,843	22.08%

	Six months ended
	June 30,
			Dollar	Percentage
	2006	2005	Variance	Variance
Interest Income
Advances	$1,506,941	$975,209	$531,732	54.52%
Investments	472,322	408,005	64,317	15.76%
Mortgage loans held-for-portfolio	37,586	32,728	4,858	14.84%
Other	5	18	(13)	-70.12%

Total interest income	$2,016,854	$1,415,960	$600,894	42.44%

Interest Expense
Consolidated obligations	$1,762,349	$1,194,950	$567,399	47.48%
Other	36,042	29,185	6,857	23.50%

Total interest expense	$1,798,391	$1,224,135	$574,256	46.91%

Net interest income before provision for credit losses	$218,463	$191,825	$26,638	13.89%

Reported net interest income after provisions for credit losses of $115.2 million for the second quarter in 2006 was up 22.0% compared to $94.4 million for the comparable quarter in 2005. For the six months ended June 30, 2006, net interest income was ahead by 13.9% over the same period in 2005.
Second quarter 2006 net interest income continued to benefit from maturing advances being replaced by new advances at new pricing initiated during 2004. In a rising interest rate environment, deployment of capital, retained earnings and net non-interest bearing liabilities, defined as deployed capital, provided the FHLBNY with significant income. On average, $4.4 billion in deployed capital earned an average estimated yield of 5.11%, the overall reported yield on interest-earning assets, compared to a similar yield of 3.54% for the comparable period in 2005 on a higher average deployed capital of $5.1 billion. As a result, in the three months ended June 30, 2006, deployed capital made a stronger contribution to net interest income compared to the same period in 2005. New acquisitions of mortgage-backed securities (“MBS”), to replace paydowns of MBS as well as to increase the held-to-maturity portfolio, have been at higher coupons in a rising rate environment. The impact of the general increase in the interest rate environment has also increased the cost of debt. However, because of improved execution of debt issuances on a swapped basis, the increase has been restrained. For the three months ended June 30, 2006, the overall yield on interest-yielding assets has increased by 157 basis points. In contrast, during the same period, the increase in the cost of debt, on a swapped out basis, has increased by only 152 basis points. Interest income included advance prepayment fees of $5.5 million and $5.9 million for the three and six months ended June 30, 2006, and $0.1 million and $6.3 million for the comparable periods in 2005. The FHLBNY charges a prepayment fee when certain advances are prepaid before their contractual maturity dates or their contractual optional prepayment dates. The FHLBNY generally requires advances with a maturity or repricing period greater than six months to carry a fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Prepayment fees associated with hedged advances are recorded in interest income after adjusting for the fair value of hedged advances.
Spread/Yield Analysis
The following table summarizes certain information about average balances of the FHLBNY’s assets and liabilities and their related yields and cost for the three months ended June 30, 2006 and 2005. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities.

	Three months ended
	June 30, 2006			June 30, 2005
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets:
Advances	$64,337	$805	5.07%	$64,269	$516	3.26%
Interest-earning deposits	5,704	69	4.91%	5,279	40	3.06%
Federal funds sold	3,038	38	5.07%	2,781	21	3.01%
Investments	10,232	138	5.47%	11,992	155	5.24%
Mortgage loans and other loans	1,458	19	5.29%	1,352	17	5.01%

Total interest-earning assets	$84,769	$1,069	5.11%	$85,673	$749	3.54%

Funded By:
Consolidated obligations	$78,523	$933	4.82%	$78,285	$638	3.30%
Interest-bearing deposits and other borrowings	1,846	21	4.61%	2,324	16	2.85%

Total interest-bearing liabilities	80,369	954	4.81%	80,609	654	3.29%

Capital and other non-interest bearing funds	4,400	—		5,064	—

Total Funding	$84,769	$954		$85,673	$654

Net Interest Spread		$115	0.303%		$95	0.252%

Net Interest margin
(Net interest income/earning assets)			0.553%			0.447%

The following table summarizes certain information about average balances of the FHLBNY’s assets and liabilities and their related yields and cost for the six months ended June 30, 2006 and 2005.

	Six months ended
	June 30, 2006			June 30, 2005
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets:
Advances	$63,432	$1,507	4.79%	$65,070	$975	3.02%
Interest-earning deposits	6,317	146	4.66%	4,519	63	2.82%
Federal funds sold	2,434	58	4.81%	2,551	35	2.77%
Investments	9,976	268	5.42%	12,185	310	5.13%
Mortgage loans and other loans	1,461	38	5.25%	1,304	33	5.06%

Total interest-earning assets	$83,620	$2,017	4.86%	$85,629	$1,416	3.33%

Funded By:
Consolidated obligations	$77,546	$1,762	4.58%	$78,200	$1,195	3.08%
Interest-bearing deposits and other borrowings	1,628	36	4.46%	2,287	29	2.57%

Total interest-bearing liabilities	79,174	1,798	4.58%	80,487	1,224	3.07%

Capital and other non-interest bearing funds	4,446	—		5,142	—

Total Funding	$83,620	$1,798		$85,629	$1,224

Net Interest Spread		$219	0.284%		$192	0.268%

Net Interest margin
(Net interest income/earning assets)			0.527%			0.452%

Rate and Volume Analysis
The Rate and Volume Analysis exhibits changes in interest income, interest expense, and net interest income that are due to changes in volumes and rates. The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the FHLBNY’s interest income and interest expense during the three and six months ended June 30, 2006 and 2005.

	Three months ended
	June 30, 2006 vs. June 30, 2005
	Increase (decrease)
(dollars in millions)	Volume	Rate	Total
Interest Income
Advances	$.5	$288.2	$288.7
Interest-earning deposits	3.2	26.6	29.8
Federal funds sold	1.9	15.1	17.0
Investments	(22.8)	6.3	(16.5)
Mortgage loans	1.3	.7	2.0

Total interest income	(15.9)	336.9	321.0

Interest Expense
Consolidated obligations	1.9	293.3	295.2
Deposits and borrowings	(3.4)	8.4	5.0

Total interest expense	(1.5)	301.7	300.2

Changes in Net Interest Income	$(14.4)	$35.2	$20.8

	Six months ended
	June 30, 2006 vs. June 30, 2005
	Increase (decrease)
(dollars in millions)	Volume	Rate	Total
Interest Income
Advances	$(24.6)	$556.3	$531.7
Interest-earning deposits	25.1	57.9	83.0
Federal funds sold	(1.5)	24.5	23.0
Investments	(56.2)	14.6	(41.6)
Mortgage loans	5.4	(.6)	4.8

Total interest income	(51.8)	652.7	600.9

Interest Expense
Consolidated obligations	(10.0)	577.4	567.4
Deposits and borrowings	(8.3)	15.2	6.9

Total interest expense	(18.3)	592.6	574.3

Changes in Net Interest Income	$(33.5)	$60.1	$26.6

While balance sheet aggregate assets increased to $90.2 billion at June 30, 2006, the increases were mainly concentrated towards the close of the current quarter; average asset balances for the three and six months ended June 30, 2006 lagged behind the averages during the comparable periods in 2005. Average total assets for the six months ended June 30, 2006 were $84.3 billion, compared to $86.1 billion during the comparable period in 2005. Lower asset balances in 2006 were largely related to decline in advances during the second half of 2005, with $61.9 billion in reported advances at the start of 2006. From that low base at the start of 2006, advances have gradually increased through 2006, with a very strong growth in the closing weeks of June 2006. Balance sheet leverage, defined as the ratio of total assets to shareholders’ equity, was lower during most of 2006 through reduced holdings of short-term money market investments in certificates of deposits and federal funds sold, as member demand for short-term liquidity was soft during the last two quarters, compared to comparable periods in 2005. Historically, the FHLBNY has maintained liquid funds as a means to ensure members’ borrowing needs. Acquisition of MBS to replace paydowns and maturing MBS as well as to grow the held-to-maturity portfolio have been restrained during most of 2006 as management did not believe that the then existing market conditions were favorable. Conditions improved during the close of the current quarter and acquisitions of high-quality Agency-issued MBS have increased the MBS portfolio of held-to-maturity securities to $10.1 billion at June 30, 2006. Investments in held-to-maturity state and local housing finance agency bonds were allowed to decline to $0.7 billion at June 30, 2006.
Reported yields with respect to advances and debt do not necessarily equal the coupons on the instruments. The FHLBNY uses derivatives extensively to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the FHLBNY and hedged with an interest rate swap, it effectively converts the debt into a simple floating-rate bond, typically resulting in funding at an advantageous price. Similarly, the FHLBNY makes fixed-rate advances to members and may hedge the advance with a pay-fixed, receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates.
The following table summarizes the impact of interest rate swaps on gross interest income and interest expense for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest Income
Gross interest income before adjustment for interest rate swaps	$1,018,977	$861,792	$1,954,136	$1,680,920
Net interest adjustment for interest rate swaps	50,501	(113,358)	62,718	(264,960)

Total interest income reported	$1,069,478	$748,434	$2,016,854	$1,415,960

Interest Expense
Gross interest expense before adjustment for interest rate swaps	$882,157	$656,047	$1,673,842	$1,254,541
Net interest adjustment for interest rate swaps	72,098	(1,993)	124,549	(30,406)

Total interest expense reported	$954,255	$654,054	$1,798,391	$1,224,135

Non-Interest Income
The following table summarizes non-interest income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Other income (loss):
Service fees	$855	$1,048	$1,662	$2,188
Net realized and unrealized gain (loss) on derivatives and hedging activities	7,037	(5,386)	5,100	(4,331)
Losses from extinguishment of debt and other	(4,245)	(1,432)	(4,240)	(5,186)

Total other income (loss)	$3,647	$(5,770)	$2,522	$(7,329)

Service fees were derived primarily from providing correspondent banking services to members, and fees earned on standby letters of credit.
Net realized and unrealized gains and losses from hedging activities were typically determined by changes in the interest rate environment and the degree of ineffectiveness of hedging relationships between the change in the fair value of derivatives and change in the fair value of the hedged assets and liabilities attributable to changes in interest rates. In aggregate, the FHLBNY recorded net realized and unrealized gains of $7.0 million, and $5.1 million for the three and six months ended June 30, 2006, compared to a loss of $5.4 million, and $4.3 million in the three and six months ended June 30, 2005. Net gain of $7.0 million from hedging activities for the three months ended June 30, 2006, primarily represented changes in fair value basis adjustments from the refinement of its fair value estimation process for hedged consolidated bonds.
During the three months ended June 30, 2006, the FHLBNY retired $248.0 million of consolidated obligation debt at a cost that exceeded book value by $4.3 million. No debt was retired in the first quarter of 2006. During the three and six months ended June 30, 2005, the FHLBNY retired $40.0 million and $114.5 million of consolidated obligation debt at a cost that exceeded book value by $1.5 million and $5.3 million, respectively. Debt retired was principally associated with prepayments of MBS and advances.
Non-Interest Expense
Operating expenses include the administrative and overhead costs of operating the Bank and operating costs of providing advances, managing the investment portfolios, and providing correspondent services. The FHLBanks fund the costs of the Office of Finance, a joint office of the FHLBanks that facilitates issuing and servicing the consolidated obligations of the FHLBanks, preparation of the combined quarterly and annual financial reports, and certain other functions. The FHLBanks are assessed the operating expenses of the Finance Board, the regulator of the FHLBanks, with complete control of its operating expenses.

The following table sets forth the principal components of other expenses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Other expenses:
Operating	$15,195	$14,337	$30,669	$28,989
Finance Board and Office of Finance	993	1,376	2,274	2,897

Total other expenses	$16,188	$15,713	$32,943	$31,886

The following table summarizes the major categories of operating expenses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Salaries and employee benefits	$9,526	$9,380	$19,563	$18,876
Occupancy	1,006	867	1,894	1,725
Depreciation and leasehold amortization	1,020	1,035	2,039	2,070
Computer service agreements and contractual services	992	728	2,607	2,083
Professional fees	909	796	1,105	1,324
Legal	214	244	428	490
Other	1,528	1,287	3,033	2,421

Total operating expenses	$15,195	$14,337	$30,669	$28,989

Staff additions in financial reporting, general increases in salaries, payroll and medical costs were the primary causes of the increases in salaries and employee benefits expenses.
Assessments
Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program and to satisfy its Resolution Funding Corporation assessment. These are more fully described under the section “Tax Status” in Notes to Financial Statements.
For the three and six months ended June 30, 2006, the FHLBNY accrued $18.9 million and $34.5 million towards its expense obligations to the Resolution Funding Corporation, compared to accruals of $13.4 million and $28.2 million in the comparable period in 2005. The Affordable Housing Program accrual expense was $8.4 million and $15.4 million for the three and six months ended June 30, 2006, compared to $6.0 million and $12.7 million for the comparable period in 2005. Assessments are analogous to a tax on income and the increase reflects the increase in pre-assessment income for the three and six months ended June 30, 2006 compared to the same period in 2005.

Financial Position — Assets, Liabilities and Shareholders’ Capital
Total balance sheet assets at June 30, 2006 stood at $90.2 billion, up $5.2 billion from $85.0 billion at December 31, 2005. Interest-bearing deposits, comprised principally of short-term certificates of deposits held by highly-rated financial institutions, were down to $6.6 billion at June 30, 2006, compared to $8.7 billion at December 31, 2005. Investments in Federal funds, mainly overnight, were $3.4 billion at June 30, 2006, up from $2.9 billion at December 31, 2005. The FHLBNY has begun to selectively increase its acquisition of MBS to increase its held-to-maturity portfolio, and to replace paydowns and maturing securities. Investments in MBS increased to $10.1 billion at June 30, 2006, compared with $9.1 billion at March 31, 2006 and $8.6 billion at December 31, 2005, an indication of the selective nature of acquisitions of MBS. Outstanding investments in state and housing bonds have declined to $0.7 billion, down from $1.0 billion at December 31, 2005, and are reported as held-to-maturity securities in the Statements of Condition.
Reported book value of advances was $67.3 billion at June 30, 2006, up from $61.9 billion at December 31, 2005. Reported book value at June 30, 2006 included a basis adjustment of $339.9 million, representing unrealized fair value losses, compared to an unrealized gain of $207.7 million at December 31, 2005. Unrealized gains and losses represent changes in the fair values of hedged advances under the provisions of hedge accounting rules. Par amount of advances, a better measure of demand, was $67.6 billion at June 30, 2006, up from $61.7 billion at December 31, 2005. Demand for advances, measured in par amounts, has averaged $64.5 billion during the second quarter in 2006, and $63.5 billion, on a six-month average basis in 2006.
The FHLBNY continued to rely primarily on consolidated obligation bonds and discount notes to fund its assets. Bonds at June 30, 2006 funded 65.6% of assets, and discount notes funded 26.1%; the comparable percentages at December 31, 2005 were 66.8% for bonds and 24.1% for discount notes, indicative of a virtually unchanged funding strategy.
Mandatorily redeemable capital, representing mainly activity-based capital stock in support of advances held by non-members, aggregated $18.2 million at June 30, 2006, almost unchanged from December 31, 2005. Two members were acquired by non-members during the six months ended June 30, 2006, and capital stock aggregating $14.2 million was reclassified to a liability. These additions to mandatorily redeemable capital were offset by redemption of excess stock of all non-members when their advance borrowings matured or prepaid during the six months ended June 30, 2006. Excess activity stock of non-members and members are redeemed daily. Excess membership stock and membership stock held by non-members are typically redeemed annually.
Capital stock at June 30, 2006 stood at $3.9 billion, up from $3.6 billion at December 31, 2005. There was no excess stock at June 30, 2006 or at December 31, 2005. Retained earnings grew to $336.6 million at June 30, 2006, up from $291.4 million at December 31, 2005.

Advances
The FHLBNY’s primary business is making collateralized loans, known as “advances” to members.
Advances – By type
The following table summarizes advances by product types (dollars in thousands):

	June 30, 2006		December 31, 2005
		Percentage		Percentage
	Amounts	of total	Amounts	of total

Adjustable Rate Credit — ARCs	$13,737,179	20.32%	$13,545,279	21.95%
Fixed Rate Advances	29,396,503	43.48%	25,652,854	41.58%
Repurchase (Repo) Agreement	14,165,278	20.95%	15,564,415	25.23%
Short-Term Advances	7,428,290	10.99%	4,163,555	6.75%
Mortgage Matched Advances	855,983	1.27%	913,534	1.48%
Overnight Line of Credit (OLOC) Advances	1,905,975	2.82%	1,751,168	2.84%
All other categories	118,687	0.17%	102,502	0.17%

Total par value of advances	$67,607,895	100.00%	$61,693,307	100.00%

Demand for Repo advances and short-term fixed-rate advances fluctuates with members’ needs for short-term funding, the availability of collateral and competitive pricing. Repo advances are collateralized by eligible securities, which are typically mortgage-backed securities, Agency-issued debentures, and U.S. Treasury securities. Repo advances may be structured as “bullets” or with a put option by which the FHLBNY may put the advance after a predetermined lockout period. During the first half of 2006, member demand for Repo advances was generally weak. The largest component of the decline in the Repo advance category was Repo convertible with the put feature as members chose not to replace advances that were put or matured with new Repo convertible funding.
During most of the six months ended June 30 2006, member appetite for short-term, fixed-rate advances remained soft, averaging $3.0 billion in the first quarter of 2006, and $4.3 billion in the second quarter of 2006, compared to the outstanding amount at December 31, 2005 of $4.2 billion. In June 2006, demand was strong and member borrowings raised the amount outstanding to $7.4 billion, an increase of $3.2 billion over the balance at December 31, 2005. Most of the increase was due to the actions of a single member that chose to re-position its wholesale borrowings away from Repo borrowings from the FHLBNY and other sources into short-term fixed-rate advances. The member’s desire to secure its wholesale borrowings with non-securities collateral was the primary factor in the change.
During most of the six months ended June 30, 2006, Adjustable-Rate Credit Advances (“ARC Advances”) have been at the $14.2 billion level, compared to the December 31, 2005 balance of $13.5 billion. This category declined in the month of June 2006 to end the second quarter of 2006 at $13.7 billion. ARC advances are medium- and long-term lending and are typically indexed to LIBOR or Federal funds rates. Approximately $1.0 billion of ARC advances have terms of less than a year, and reprice daily at a rate that is indexed to overnight Federal funds rates. Demand for LIBOR and Federal funds indexed advances has been stable during most of 2006.
Demand for Fixed Rate advances was strong during both quarters of 2006 and the outstanding amounts have steadily increased from $25.7 billion at December 31, 2005 to $29.4 billion at June 30, 2006, an increase of $3.7 billion. Within this category, the largest increase was in member demand for fixed-rate putable advances. Fixed-rate, putable advances are competitively priced where the FHLBNY has purchased the option from the member to put the advance back to borrowers (members) at predetermined exercise dates. This feature lowers the members’ cost of the advance. These advances are known as

“convertible” or “putable” advances. Growth in putable advances is largely attributable to the borrowing preference of a small number of members that are experiencing strong asset growth.
On March 12, 2006, Capital One Financial Corporation (“Capital One”) and North Fork Bankcorporation, Inc (“North Fork”) announced a definitive agreement under which Capital One will acquire North Fork. Capital One is a holding company of certain financial institutions that are members of other FHLBanks. North Fork is a member of the FHLBNY.
Under Finance Board rules, when North Fork is acquired by Capital One and if its charter is dissolved, North Fork will be considered a non-member for the purpose of being eligible for additional borrowings. The FHLBNY may not advance additional funds to North Fork, but may allow existing advances to mature or be liquidated in an orderly manner. Under that scenario, the accounting provisions of SFAS 150 will require the FHLBNY to reclassify to a liability stock held by North Fork. The FHLBNY has not yet determined if North Fork will continue to operate within its existing charter. At June 30, 2006, the par amount of advances outstanding to North Fork aggregated $7.7 billion; interest income derived from North Fork amounted to $67.2 million and $117.0 million for the three and six months ended June 30, 2006. Capital stock held by North Fork at June 30, 2006 aggregated $425.4 million.
Investments
The FHLBNY acquires investments authorized by Finance Board policies and regulations, and it maintains substantial investments in high-quality, short- and intermediate-term financial instruments. At June 30, 2006 and December 31, 2005, the FHLBNY’s investments consisted of investment securities classified as held-to-maturity, interest-bearing deposits, bank certificates of deposits, and Federal funds sold. During 2005, the FHLBNY also had an available-for-sale portfolio comprising of variable rate mortgage-backed securities, all of which were sold in 2005, and there were no outstanding securities in the available-for-sale portfolio at June 30, 2006 or December 31, 2005.
The following table summarizes changes in investment by category (including held-to-maturity securities) between December 31, 2005 and June 30, 2006 (dollars in thousands):

			Dollar	Percentage
	June 30, 2006	December 31, 2005	Variance	Variance
State and local housing agency obligations	$665,809	$992,578	$(326,769)	-32.92%
Mortgage-backed securities	10,134,911	8,573,863	1,561,048	18.21%

Total investment securities	10,800,720	9,566,441	1,234,279	12.90%

Interest-bearing deposits	6,624,713	8,699,107	(2,074,394)	-23.85%
Federal funds sold	3,354,000	2,925,000	429,000	14.67%

Total investments	$20,779,433	$21,190,548	$(411,115)	-1.94%

Held-to-maturity Securities
Mortgage-backed securities (“MBS”) constituted the predominant component of the held-to-maturity securities. All mortgage-backed securities were rated triple-A by a nationally recognized statistical rating organization. Management did not believe market conditions and pricing of MBS during most of 2006 were favorable and acquisitions were restrained and selective as it elected instead to grow the held-to-maturity portfolio of MBS moderately. Market conditions for acquisition have improved during the end of the second quarter and provided the opportunity for adding, high-quality, Agency-issued MBS. The mortgage-backed securities portfolio stood at $10.1 billion at June 30, 2006, up from $8.6 billion at December 31, 2005.
Limits for adding to the MBS portfolio to the FHLBNY’s assets are defined by Finance Board regulations. While the Finance Board regulations allow the FHLBNY to purchase MBS up to 300% of capital, the FHLBNY decided to forgo the relatively higher income stream from MBS and opted instead to take a conservative posture with respect to acquisition of mortgage- and asset-backed securities. MBS as a percentage of capital, as defined by Finance Board regulations, stood at 247% at June 30, 2006 compared to 220% at December 31, 2005, well within the 300% limit. Average outstanding MBS during the six months ended June 30, 2006 has been $9.1 billion, compared to the outstanding balance of $8.6 billion at December 31, 2005.
The FHLBNY’s remaining held-to-maturity investments at June 30, 2006 consisted of $665.8 million in housing-related obligations of state and local governments and their housing agencies. The outstanding balance was down from $992.6 million at December 31, 2005. These obligations carried a rating of double-A or higher.
Estimated fair values of mortgage-backed securities in an unrealized loss position were below book value at June 30, 2006 and December 31, 2005 by $278.9 million and $125.8 million, respectively. These unrealized losses were partially offset by securities in an unrealized gain position aggregating $26.8 million and $72.9 million at June 30, 2006 and December 31, 2005, respectively. The fair value of held-to-maturity mortgage-backed securities, which are primarily fixed-rate securities at June 30, 2006 and December 31, 2005, is based on securities dealers’ market values or derived from quoted market prices of similar mortgage loans. Substantially, all of the state and local housing agency bonds were in an unrealized gain position at June 30, 2006 and December 31, 2005. Fair values of fixed-rate securities are affected by changes in market interest rates. The FHLBNY conducts a review and evaluation of the securities portfolio to determine if the decline, if any, in the fair value of any security below its carrying value is other than temporary. The FHLBNY generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with the FHLBNY’s experience. The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities until recovery of their value.
Investments in short-term and overnight assets
Money-market investments — At June 30, 2006, interest-bearing deposits included investments in certificates of deposits, all maturing within twelve months, totalled $6.6 billion, down from $8.7 billion at December 31, 2005. Federal funds sold at June 30, 2006 stood at $3.4 billion, up from $2.9 billion at December 31, 2005. The FHLBNY maintains a significant portfolio of highly liquid Federal funds as a means to ensure liquidity for its members borrowing needs. Historically, the FHLBNY has been a major provider of Federal funds, allowing the FHLBNY to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands. Both short- and long-term investments are also used by the FHLBNY to generate additional returns on capital for its members.

Cash collateral pledged — Cash deposits pledged by the FHLBNY to derivative counterparties declined in parallel with the decline in the fair value exposure of FHLBNY’s derivatives positions to derivatives counterparties at June 30, 2006. The pledged balances, all interest-earning cash deposits, were $7.5 million at June 30, 2006 compared to $244.8 million at December 31, 2005.
Mortgage Loans Held-for-Portfolio
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2006		December 31, 2005
	2006	Percentage	2005	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$595,742	41.0%	$596,236	40.8%
Fixed long-term single-family mortgages	850,612	58.5%	853,738	58.5%
Multi-family mortgages	6,846	0.5%	6,859	0.5%
Non-residential mortgages	—	—	2,713	0.2%

Total par value	1,453,200	100.0%	1,459,546	100.0%

Net unamortized premiums	13,789		14,789
Net unamortized discounts	(6,452)		(6,381)
Basis adjustment	(347)		(429)

Total mortgage loans held-for-portfolio	1,460,190		1,467,525

Allowance for credit losses	(583)		(582)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,459,607		$1,466,943

The total portfolio of mortgage loans comprised principally of investments in Mortgage Partnership Finance loans (“MPF”). Community Mortgage Asset loans (“CMA”), which has not been active since 2001 and has declined steadily over time, aggregated $6.8 million and $9.7 million at June 30, 2006 and December 31, 2005, respectively. During the three months ended June 30, 2006, the FHLBNY added $45.0 million in new MPF loans, compared with $28.9 million in the first quarter of 2006. Paydowns of all loans, including CMA, were $38.9 million during the first quarter of 2006 compared with $41.6 million for the three months ended June 30, 2006. The FHLBNY does not expect the MPF loans to increase substantially, and provides this product to its members as another alternative for members to sell their mortgage production.
Deposit Liabilities
Member deposits — At June 30, 2006, the FHLBNY’s deposit liabilities were comprised of demand and other term deposits predominantly from members with the remainder from eligible entities. Deposits at June 30, 2006 aggregated $2.2 billion, compared to $2.7 billion at December 31, 2005. Member deposit balances are typically higher at quarter-end dates. The average demand deposit balances for the first and the second quarter in 2006 were $1.4 billion and $1.8 billion.
The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature, with the majority maintained in demand accounts that re-price daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits.

Cash collateral held — Cash collateral pledged to the FHLBNY by derivatives counterparties at June 30, 2006 was $127.6 million compared to $7.3 million at December 31, 2005. Derivatives counterparties are required by agreement to pledge to the FHLBNY collateral to cover the Bank’s credit exposure, in the event of counterparty default, of all derivatives in an unrealized gain position. The increase in the pledged balances reflects the corresponding increase in the net unrealized gain position of certain derivative contracts with derivatives counterparties.
Consolidated Obligations
The reported carrying value of hedged consolidated debt is adjusted for changes in their fair value basis adjustments that are attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for consolidated obligation debt in the Statements of Condition included hedging fair value basis adjustments of $525.8 million in unrealized gains at June 30, 2006, compared to $375.9 million at December 31, 2005. Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the value and implied volatility of call options of callable bonds. The fair value basis typically shows market value gains when interest rates rise. Unrealized gains associated with hedged debt were almost entirely offset by unrealized losses associated with the interest rate swaps that hedged the consolidated obligation bonds at June 30, 2006 and December 31, 2005. At June 30, 2006 and December 31, 2005 there were no consolidated obligation discount notes that were hedged, although during 2005, the FHLBNY management executed discount note hedges from time to time in amounts that were not significant.
Consolidated obligation bonds – types
The following summarizes types of bonds issued and outstanding (in thousands):

	June 30, 2006	December 31, 2005
Fixed-rate, Non-callable	$35,607,400	$34,113,135
Fixed-rate, callable	17,619,000	15,687,300
Step Up, callable	5,593,000	6,443,000
Single-index floating rate	870,200	875,000

Total par	59,689,600	57,118,435

Bond premiums	28,900	48,547
Bond discounts	(23,956)	(19,244)
SFAS 133 fair value adjustments	(525,757)	(375,885)
Deferred net gains on terminated hedges	(2,487)	(3,231)

Total carrying value	$59,166,300	$56,768,622

The Bank’s funding strategy has remained unchanged.
•	The FHLBNY continued to fund its assets through the use of consolidated obligation bonds and to a lesser extent by consolidated obligation discount notes. Par amounts of consolidated obligation bonds, unadjusted for changes in fair values, aggregated $59.7 billion at June 30, 2006, compared with $57.1 billion at December 31, 2005. Principal amount of discount notes outstanding, representing amortized cost, aggregated $23.6 billion at June 30, 2006 compared to $20.5 billion at December 31, 2005. On a reported basis, including fair value basis adjustments, together, they financed 91.7% of the $90.2 billion in total assets at June 30, 2006. The comparable financing ratio was 90.9% at December 31, 2005.

•	Consolidated obligation bonds issued and outstanding at June 30, 2006 and December 31, 2005 were primarily fixed-rate debt. However, the FHLBNY makes extensive use of derivatives to restructure interest rates on consolidated obligation bonds, both callable and non-callable, to better match its members’ funding needs, and also reduce funding costs. The FHLBNY converts at the time of issuance, certain simple fixed-rate bullet and callable bonds into a floating-rate bond with the simultaneous execution of interest rate swaps that will convert the cash flows of the fixed-rate bond to conventional adjustable rate instruments tied to an index, typically LIBOR. Of the par amount of $59.7 billion of bonds outstanding at June 30, 2006, the aggregate notional amount of swapped out debt stood at $41.5 billion, or 69.5% of total par amount of consolidated obligation debt. The comparable amount of hedged debt at December 31, 2005 was $38.1 billion, or 66.7%. The FHLBNY also uses derivatives to manage the risk arising from changing market prices and volatility of a fixed coupon bond by matching the cash flows of the bond to the cash flows of the derivative, and making the FHLBNY indifferent to changes in market conditions. Typically, callable bonds are hedged by an offsetting derivative with a mirror-image call option with identical terms.

•	The funding mix between the use of fixed-rate non-callable and callable debt has been relatively stable. At June 30, 2006, callable, fixed-rate bonds constituted $17.6 billion, or 29.5% of par value of bonds, compared to $15.7 billion, or 27.5% at December 31, 2005. Callable debt and the associated interest rate swap provided funding for short-term assets. Call options on swapped bonds are typically exercised when the swap counterparty exercises its call option on the swap. Call options on unswapped bonds are generally exercised when the bond can be replaced at a lower economic cost. Thus, the issuance of a callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that will be significantly shorter than the contractual maturity.

•	The FHLBNY may also attempt to issue callable debt to match the estimated prepayment characteristics of mortgage-backed securities and mortgage loans held-for-portfolio. As estimated lives and prepayment speeds of MBS and mortgage loans change with changes in the interest rate environment, it is also likely that the call exercise feature of callable debt will also shorten or lengthen the effective lives of the debt with changes in the interest rate environment, thereby achieving an offset to the prepayment options of MBS and mortgage loans.

Consolidated Obligation bonds by maturity
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
Maturity	Amount	Rate	Amount	Rate
1 year or less	$24,770,155	4.13%	$21,715,080	3.57%
over 1 year through 2 years	17,976,825	4.27%	15,632,185	3.83%
over 2 years through 3 years	8,576,570	4.33%	11,266,170	4.19%
over 3 years through 4 years	3,036,200	4.41%	2,690,100	4.06%
over 4 years through 5 years	1,906,000	4.91%	2,250,700	4.35%
over 5 years through 6 years	765,250	4.73%	931,500	4.56%
Thereafter	2,658,600	5.21%	2,632,700	5.09%

Total par value	59,689,600	4.30%	57,118,435	3.90%

Bond premiums	28,900		48,547
Bond discounts	(23,956)		(19,244)
SFAS 133 fair value adjustments	(525,757)		(375,885)
Deferred net gains on terminated hedges	(2,487)		(3,231)

Total carrying value	$59,166,300		$56,768,622

The contractual maturity profile of the consolidated obligation debt outstanding at June 30, 2006 has not changed significantly from December 31, 2005. Par amount of bonds maturing within the next three years represented 86.0% of the total par amount of all bonds outstanding at June 30, 2006, compared to 85.1% at December 31, 2005.
Discount notes
The following summarizes discount notes issued and outstanding (dollars in thousands):

			Weighted
	Book	Par	Average
	Value	Value	Interest Rate
June 30, 2006	$23,552,353	$23,670,902	5.02%

December 31, 2005	$20,510,525	$20,651,191	4.05%

Discount notes, which have maturities of one year or less, were mostly utilized in funding short-term advances, some long-term advances as well as investments and money market investments.
Compared to most of 2005, the relative use of the short-term, discount notes as a funding vehicle had continued to decline, particularly in the first quarter of 2006, but has grown in importance in the second quarter of 2006. The discount note financing ratio, defined as the ratio of reported book value of discount notes to total assets at June 30, 2006 was 26.2%, compared to 24.1% at December 31, 2005.
The average amounts of discount notes outstanding for the six months ended June 30, 2006 aggregated $19.1 billion, compared to the average for the year ended December 31, 2005 of $20.7 billion. Total average assets were $84.3 billion during the six months ended June 30, 2006, compared to an average of $85.3 billion for all of 2005. The relative decrease in usage reflected comparative pricing of discount notes relative to alternative short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms. The importance of the instrument in day-to-day funding operations is best illustrated by measuring the annual cash flows generated by discount note issuances. For the six months ended June 30, 2006, the FHLBNY issued $299.4 billion and retired $296.3 billion in discount notes. In the same period, cash flows from issuance of consolidated obligation bonds were only $16.5 billion. Contrasting transaction volumes between bonds and discount notes provide an indication that discount notes continue to be an important source of short-term funding.
Mandatorily Redeemable Stock
The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions.
At June 30, 2006, total mandatorily redeemable stock was $18.2 million, almost unchanged from $18.1 million at December 31, 2005. These balances represented stocks held by non-members and former members who are no longer members by virtue of being acquired by non-members. Such stock will be repaid when the stock is no longer required to support outstanding transactions with the FHLBNY.
During the first six months of 2006, two members were acquired by non-members and capital stock of $14.2 million was reclassified to a liability. In the same period, $14.2 million of stock in excess of collateral requirements was repaid to non-members during the period for maturing advances held by former members. In accordance with Finance Board regulations, non-members cannot renew their advance borrowings at maturity.
The FHLBNY expects $0.3 million of mandatorily redeemable stock to be redeemed in the next twelve months, and virtually all stock within the next five years based on the expected maturity of advances to non-members.
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

At June 30, 2006, the notional amount of derivatives outstanding was $79.9 billion, up from $73.3 billion at December 31, 2005, and was primarily attributable to increased members’ use of putable advances, and increased issuance of callable consolidated obligation bonds. Greater volume of callable debt and putable advances required increases in derivatives to hedge associated interest rate risk.
Estimated market value of derivative contracts in a gain position, which represented the FHLBNY’s credit exposure at June 30, 2006, totaled $210.3 million, compared to $19.2 million at December 31, 2005. The FHLBNY mitigates its exposure by requiring derivatives counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. Derivatives counterparties had pledged cash to the FHLBNY of $127.6 million and $7.3 million at June 30, 2006 and December 31, 2005, respectively.
Estimated market value of derivative liabilities, representing unrealized derivatives loss positions, which represented the net exposure of the FHLBNY to swap counterparties, aggregated $170.1 million and $491.9 million at June 30, 2006 and December 31, 2005. In accordance with collateral agreements with swap counterparties, the FHLBNY had pledged cash collateral of $7.5 million and $244.8 million at June 30, 2006 and December 31, 2005 to mitigate the credit exposure of the derivative counterparties.

Asset Quality
The FHLBNY’s credit risk from advances at June 30, 2006 and December 31, 2005 was concentrated in commercial banks and savings institutions. All advances were fully collateralized. In addition, borrowing members pledge their stock of the FHLBNY as additional collateral for advances. The FHLBNY has not experienced any losses on credit extended to any member since its inception. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.
The following table summarizes the FHLBNY’s loan portfolios (in thousands):

	June 30, 2006	December 31, 2005

Advances	$67,268,273	$61,901,534

Mortgage loans held-for-portfolio, net of provision for credit losses	$1,459,607	$1,466,943

Mortgage loans held-for-portfolio
Collectibility of mortgage loans is supported by liens on real estate securing the loan. For conventional loans, defined as mortgage loans other than VA and FHA insured loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. The First Loss Account (“FLA”) memorializes the first tier of credit exposure. The amount of the FLA is not an indication of inherent losses in the loan portfolio, and is not a loan loss reserve. The FHLBNY is responsible for losses up to this “first loss level”. Losses beyond this layer are absorbed through credit enhancement provided by the member participating in the Mortgage Partnership Program. All residual credit exposure is FHLBNY’s responsibility. The amount of credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement is an obligation of the member.
The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Beginning balance	$11,443	$10,123	$11,318	$9,336
Additions	192	523	317	1,310
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$11,635	$10,646	$11,635	$10,646

The allowance for credit losses with respect to the mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Beginning balance	$582	$541	$582	$507
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Net charge-offs	—	—	—	—
Provision for credit losses	1	24	1	58

Ending balance	$583	$565	$583	$565

Nonperforming mortgage loans represent conventional mortgage loans that are placed on non-accrual and nonperforming status when the collection of contractual principal or interest from the borrower is 90 days or more past due. Loans (excluding Federal Housing Administration and Veteran Administration insured loans) that are 90 days or more past due are considered as non-accrual. Other than the non-accrual loans, no mortgage loans or advances were impaired at June 30, 2006 or December 31, 2005. Nonperforming mortgage loans and mortgage loans 90 days or more past due and still accruing were as follows (in thousands):

	June 30, 2006	December 31, 2005
Mortgage loans held-for-portfolio, net of provisions for credit losses	$1,459,607	$1,466,943

Nonperforming mortgage loans held-for-portfolio	$951	$803

Mortgage loans held-for-portfolio past due 90 days or more and still accruing interest	$980	$1,373

The FHLBNY’s interest contractually due and actually received for nonperforming mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest contractually due during the period	$13	$14	$15	$36
Interest actually received	13	14	15	36

Shortfall	$—	$—	$—	$—

Interest reported as income during the period	$—	$—	$—	$—

At June 30, 2006, mortgage loans in foreclosure totaled $0.2 million, compared to $0.7 million on December 31, 2005. The FHLBNY does not have any material amounts of real estate owned nor did it take possession of any material amounts of mortgage property during the six months ended June 30, 2006.

Securities Impairment
Temporary impairment. There were 63 and 37 securities in a temporarily impaired condition for 12-months or longer at June 30, 2006 and December 31, 2005, representing 32.5% and 22.0% of MBS in terms of the numbers of securities. In terms of the book value at June 30, 2006 and December 31, 2005, the percentage was 37.2% and 29.7%, or $3.8 billion and $2.5 billion, respectively.
Note 2 to the unaudited financial statements summarizes held-to-maturity securities with fair values below their amortized cost, in an unrealized loss position, as of June 30, 2006 and December 31, 2005.
The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities to anticipated recovery of their value. In addition, the FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and any insurance provisions of the security, that unrealized losses in the analysis represent temporary impairment at June 30, 2006 and December 31, 2005.
Liquidity
The FHLBNY’s primary source of liquidity is the issuance of consolidated obligations. To refinance maturing consolidated obligations, the FHLBNY relies on the willingness of the investors to purchase new issuance. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. In addition, the Secretary of the Treasury is authorized to purchase up to $4.0 billion of consolidated obligations. The FHLBNY’s liquidity position remains in compliance with all regulatory requirements and it does not foresee any changes to that position. Violations would invoke non-compliance penalties and corrective actions under discretionary powers given to the Finance Board under applicable regulations.
Liquidity Management
The FHLBNY actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member demand, and the maturity profile of the FHLBNY’s assets and liabilities. The FHLBNY recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain certain liquidity measures in accordance with the FHLBank Act and policies developed by the FHLBNY management as approved by the FHLBNY’s Board of Directors.
The specific liquidity requirements applicable to the FHLBNY are described in the next three sections:
Deposit Liquidity. The FHLBNY is required to invest an aggregate amount at least equal to the amount of current deposits received from the FHLBNY’s members in (1) obligations of the U.S. government; (2) deposits in banks or trust companies; or (3) advances to members with maturities not exceeding five years. In addition to accepting deposits from its members, the FHLBNY may accept deposits from any other FHLBanks, or from any other governmental instrumentality. The FHLBNY met its requirements at all times.

Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below (in millions):

	Average Deposit	Average Actual
Quarters ended	Reserve Required	Deposit Liquidity	Excess
June 30, 2006	$1,976	$45,797	$43,821
March 31, 2006	1,378	45,001	43,623
December 31, 2005	1,976	42,602	40,626
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
The following table summarizes excess operational liquidity (in millions):

	Average Balance Sheet	Average
Quarters ended	Liquidity Requirement	Operational Liquidity	Excess
June 30, 2006	$4,388	$16,444	$12,056
March 31, 2006	4,252	17,007	12,755
December 31, 2005	4,314	17,328	13,014
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
The following table summarizes excess contingency liquidity (in millions):

	Average Five Day	Average
Quarters ended	Requirement	Contingency Liquidity	Excess
June 30, 2006	$2,490	$14,428	$11,938
March 31, 2006	3,114	14,797	11,683
December 31, 2005	2,740	15,390	12,650

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
The FHLBNY met the qualifying unpledged asset requirements in each of the periods reported as follows (in thousands):

	June 30, 2006	December 31, 2005
Consolidated Obligations:
Bonds	$59,166,300	$56,768,622
Discount Notes	23,552,353	20,510,525

Total consolidated obligations	82,718,653	77,279,147

Unpledged assets
Cash	25,059	22,114
Less: Member pass-through reserves at the FRB	(64,032)	(47,469)
Secured Advances	67,268,273	61,901,534
Investments	20,779,433	21,190,548
Mortgage Loans	1,459,607	1,466,943
Other loans	219	320
Accrued interest receivable on advances and investments	399,412	377,254
Less: Pledged Assets	(7,475)	(244,807)

	89,860,496	84,666,437

Excess unpledged assets	$7,141,843	$7,387,290

Mortgage investment authority
Finance Board investment regulations limit the purchase of mortgage-backed securities to 300% of capital. The FHLBNY was in compliance with the regulations at all times.

	June 30, 2006		December 31, 2005
	Actual	Limits	Actual	Limits
Mortgage securities investment	247%	300%	220%	300%

Proposed Finance Board Rule to Change the Capital Structure of the FHLBanks
On March 15, 2006, the Finance Board published in the Federal Register a proposed rule that, if enacted, would:
•	Establish a minimum retained earnings requirement equal to $50 million plus 1.0 % of an FHLBank’s average balance of non-advances assets. (Absent regulatory approval, dividend payments by those FHLBanks not in compliance with the minimum retained earnings requirement will be limited to 50 % of the FHLBank’s quarterly net income. Once a FHLBank achieves compliance with its minimum retained earnings requirement, the payment of dividends will, absent regulatory approval, be prohibited if the FHLBank subsequently falls below the requirement.);

•	Require each FHLBank to declare and pay dividends only after the close of the quarter to which the dividend payment pertains and the Bank’s earnings for that quarter have been finalized; Prohibit the payment of dividends by a FHLBank in the form of additional shares of capital stock; and

•	Limit excess stock (i.e., the aggregate amount of stock held by members in excess of their minimum investment requirements) to 1.0 % of an FHLBank’s total assets.
Should the proposed regulation be adopted as published, the FHLBNY believes that there will be no substantial effect on the FHLBNY’s financial management, business operations or dividend, or those of its members, for the following reasons:
•	On June 30, 2006, the FHLBNY held $336.6 million in retained earnings. Using information regarding average non-advance assets for the fourth quarter of 2005, the FHLBNY estimates that the current retained earnings requirement under the proposed regulation would, if the regulation were to be adopted today, to be in excess of required retained earnings. The FHLBNY believes that it is highly probable that the FHLBNY will continue to meet this component of the proposed regulation in its current form.

•	For a number of years, the FHLBNY has been declaring and paying dividends after the close of the quarter to which the dividend payment pertains and the FHLBNY’s earnings for that quarter have been calculated.

•	The FHLBNY has never paid a stock dividend.

•	The FHLBNY should not be affected by the provisions of the proposed rule pertaining to excess stock because, for some time, the FHLBNY has been redeeming excess activity-based capital stock on a daily basis.

The credit ratings of the FHLBNY and changes thereof were as follows at June 30, 2006.
Long Term:

	Moody‘s Investors Service		Standard & Poors
Year	Outlook	Rating	Long-Term Outlook			Rating
2002	July 31, 2002 — Affirmed	Aaa/Stable	March 22, 2002	Long Term rating affirmed	outlook stable	AAA/Stable

2003	September 26, 2003 — Affirmed	Aaa/Stable	March 17, 2003	Long Term rating affirmed	outlook stable	AAA/Stable
			August 8, 2003	Long Term rating affirmed	outlook revised to negative	AAA/Negative
			September 26, 2003	Long Term rating downgraded	outlook revised to stable	AA+/Stable
			November 17, 2003	Long Term rating affirmed	outlook stable	AA+/Stable

2004			April 15, 2004	Long Term rating affirmed	outlook stable	AA+/Stable

2005	October 14, 2005 — Affirmed	Aaa/Stable	April 29, 2005	Long Term rating affirmed	outlook stable	AA+/Stable

2006	February 9, 2006 — Affirmed	Aaa/Stable	April 29, 2005	Long Term rating affirmed	outlook stable	AA+/Stable
Short Term:

	Moody‘s Investors Service		Standard & Poors
Year	Outlook	Rating	Short-Term Outlook		Rating
2002	July 31, 2002 — Affirmed	P-1	March 22, 2002	Short Term rating affirmed	A-1+

2003			March 17, 2003	Short Term rating affirmed	A-1+
			August 8, 2003	Short Term rating affirmed	A-1+
			September 26, 2003	Short Term rating affirmed	A-1+
			November 17, 2003	Short Term rating affirmed	A-1+

2004			April 15, 2004	Short Term rating affirmed	A-1+

2005	October 14, 2005 — Affirmed	P-1	April 29, 2005	Short Term rating affirmed	A-1+

2006	February 9, 2006 — Affirmed	P-1	April 29, 2005	Short Term rating affirmed	A-1+

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Management. Market risk, or interest rate risk, is the risk of loss in market value or future earnings that may result from changes in interest rates or market volatility. The FHLBNY’s tolerances for market risk are defined by the Risk Management Policy approved by its Board of Directors. The Risk Management Policy requires that the Bank maintain its duration of equity, or interest rate sensitivity, within a range of +/- five years. The FHLBNY uses option adjusted duration measurements to detail the sensitivity of equity market value and includes all financial instruments, including hedges. The policy also requires that, in simulated environments where market interest rates are increased or decreased by 200 basis points relative to current market rates, the FHLBNY’s duration of equity must remain within a range of +/- seven years. Management actively monitors and evaluates the effects of interest rate and market risk on earnings and on the market value of equity. The shock levels are chosen in accordance with internal policy and regulatory requirements to estimate the effects of significant interest rate changes on the FHLBNY’s market value.
The key elements of the FHLBNY’s strategy for interest rate risk management include (1) matching the cash flow patterns of assets and liabilities through time and under different interest rate scenarios; and (2) actively measuring and managing the balance sheet’s exposure to changes in interest rate levels (and associated spreads) and market volatilities.
Over the three-month period from March 31, 2006 to June 30, 2006, duration of equity increased from 1.16 years to 1.41 years, indicating higher sensitivity to changes in interest rates. The Bank’s risk level remained within the limits of +5/-5 years. The rise in duration is considered minor. Over the six-month period from December 2005 to June 30, 2006, duration rose 0.43 years. As of June 30, 2006, the cumulative one-year gap between assets and liabilities was $3.1 billion, down $43 million from March 2006 and up $537 million from December 2005.
During the period December 31, 2005 to June 30, 2006, the FHLBNY’s market risk profile changed as summarized in Duration of Equity tables in subsequent sections of “Market Risk Management”. They illustrate that the FHLBNY has remained within its policy and regulatory requirements during the period.
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

More information with respect to derivatives and hedging activities is available in Note 19 to annual financial statements included in Form10-K filed on March 30, 2006.
Because a significant portion (about 11.2%) of the FHLBNY’s balance sheet as of June 30, 2006 consists of mortgage-backed securities and other mortgage-related assets, the FHLBNY is exposed to mortgage prepayment risk. The FHLBNY is exposed to a degree of interest rate risk because the cash flows of the mortgage assets and the associated liabilities that fund them are not perfectly matched through time and across all possible interest rate scenarios. The cash flows from mortgage assets are highly sensitive to changes in interest rates because of the borrowers’ prepayment option. As interest rates decrease, borrowers are more likely to refinance fixed-rate mortgages, resulting in increased prepayments and mortgage cash flows that are received earlier than would otherwise occur. Replacing the higher-rate loans that are prepaid with lower-rate loans has the potential to reduce the FHLBNY’s interest spread unless the Bank can also reduce its debt cost. Conversely, an increase in interest rates may result in slower prepayments and mortgage cash flows being received later than would otherwise occur. In this case, the FHLBNY runs the risk that the debt may re-price faster than the mortgage assets and at a higher cost. This could also reduce the interest spread.
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
Risk measurement at the FHLBNY takes two major forms: (1) ongoing business risk measures and analyses; and, (2) stress test scenarios. The first two categories of measures help the FHLBNY in its day-to-day risk management decisions. Stress test scenarios identify and quantify the FHLBNY’s exposure to extreme but improbable events.
Ongoing business risk measures and analyses seek to quantify the level of net interest income at risk (i.e., how much income the FHLBNY could lose as a result of various types of arbitrarily large interest rate shocks). These calculations essentially amount to studying the impact of stressful interest rate shocks on projected net interest income. The projections start from a “snapshot” of the current balance sheet and simulate its evolution, over a one-year horizon, taking into account business projections of the likely behavior of advances and assumptions about the net spread earned on each asset category. The result is a one-year projection of net interest income. Changes to that initial forecast by stressful interest rate scenarios then give the FHLBNY a measure of how much income it could gain or lose under each scenario. Experience has shown that such analyses, even though they rely heavily on assumptions, provide a reasonable measure of the risks that the FHLBNY incurs as a going concern, regardless of the interest rate environment. As defined by the FHLBNY, net interest income at risk measures the percentage change in projected net interest income from the spread between asset yields and liability costs resulting from an instantaneous, parallel +/- 200 basis-point rate shock. This risk measure is reported to the Board of Directors in accordance with the Risk Management Policy. To manage its interest rate risk, the FHLBNY keeps close watch on the difference between the interest rate sensitivity (duration) of its assets and the duration of its liabilities. This difference between the estimated durations of portfolio assets and liabilities is called the duration gap. The duration gap represents the extent to which estimated cash flows for assets and liabilities are matched, on average, over time and across interest rate scenarios. A positive duration gap signals a greater exposure to rising interest rates because it indicates that the duration of assets exceeds the duration of liabilities. A negative duration gap signals a greater exposure to declining interest rates because the duration of assets is less than the duration of liabilities.
A stress test aims at capturing the impact of extreme (but rare) market rate changes on the market value of equity and net interest income. The FHLBNY has developed a technique to identify the interest rate and volatility scenario that can cause the most severe loss in the market value of equity, given current market and balance sheet conditions. Every month, this scenario is applied to the FHLBNY’s balance sheet and the resulting loss in the market value of equity is evaluated. Besides providing a measure of the potential loss under the extreme scenario, this technique enables the FHLBNY to identify the nature of the changes in market risk factors to which it is the most sensitive, allowing FHLBNY to take appropriate action to address those risk factors. The FHLBNY views such additional tests as an integral part of its risk management strategy.
The FHLBNY monitors the balance sheet and adjusts it as necessary to contain interest rate risk within the Bank’s policy limits on the sensitivity of net interest income from spread, the size of periodic repricing gaps, and equity duration.
Net Interest Income at Risk. During the one-year period, there were no substantive changes to the FHLBNY’s modelling processes. As of June 30, 2006, the FHLBNY’s one-year net interest income from spread at risk measures were 0.88% and -2.95% compared to 5.07% and –9.84% on March 31, 2006 and 4.29% and –2.93% on December 31, 2005 under the 200 basis-point up and down shocks. These figures are calculated from the perspective of an ongoing business and are, therefore, based on certain assumptions regarding the probable evolution of the FHLBNY’s main line of business, advances, and its cost of funds. The FHLBNY’s limit on net interest income from spread at risk is –15%. The Bank was, therefore, within its limit for net interest income sensitivity at June 30, 2006 and at December 31, 2005. The FHLBNY monitors its repricing gaps primarily to limit the variability of net interest income.
Sensitivity of Duration of Equity
The following table summarizes the sensitivity of the duration of equity as of June 30, 2006, and December 31, 2005 (in years):

	Duration of Equity
	(in years)
	June 30, 2006	December 31, 2005
Base	1.41	0.98
Up-Base	1.91	1.73
Down-Base	-2.16	-1.77

Duration Gap (in years)	0.04	0.02

The following tables track the behavior of the FHLBNY’s duration of equity at the end of the following months during 2006 and 2005.

	2006 Duration Measures
	(as of month-end, in years)
	Duration of	Duration of	Duration of	Duration of
	Assets	Liabilities	Gap	Equity
January	0.59	0.58	0.01	0.81
February	0.59	0.58	—	0.66
March	0.61	0.58	0.03	1.16
April	0.61	0.56	0.04	1.38
May	0.62	0.56	0.06	1.84
June	0.59	0.55	0.04	1.41

	2005 Duration Measures
	(as of month-end, in years)
	Duration of	Duration of	Duration of	Duration of
	Assets	Liabilities	Gap	Equity
January	0.67	0.64	0.03	1.20
February	0.71	0.64	0.07	2.17
March	0.74	0.66	0.08	2.34
April	0.68	0.64	0.05	1.63
May	0.64	0.62	0.01	0.88
June	0.62	0.61	0.01	0.82
July	0.65	0.61	0.04	1.46
August	0.63	0.62	0.01	0.79
September	0.65	0.60	0.05	1.60
October	0.68	0.60	0.08	2.12
November	0.65	0.58	0.07	2.02
December	0.59	0.57	0.02	0.98
Note: Numbers may not add due to rounding.

The following tables display the FHLBNY’s maturity/repricing gaps as of June 30, 2006 (in millions):

	Interest Rate Sensitivity
	June 30, 2006
		More than	More than	More than
	6 Months or	6 Months to	1 Year to	3 Years to	More than
	Less	1 Year	3 Years	5 Years	5 Years

Interest-earning assets:
Non-MBS Investments	$10,429	$104	$386	$308	$878
MBS Investments	1,062	665	3,910	1,782	2,716
Adjustable-rate loans and advances	13,737	—	—	—	—

Net unswapped	25,228	769	4,296	2,090	3,594

Fixed-rate loans and advances	13,324	2,039	11,069	9,233	18,206
Swaps hedging advances	34,890	(825)	(7,410)	(8,668)	(17,988)

Net fixed-rate loans and advances	48,214	1,214	3,659	565	218
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$73,442	$1,983	$7,955	$2,655	$3,812

Interest-bearing liabilities:
Deposits	$2,200	$1	$—	$—	$—

Discount notes	23,413	140	—	—	—
Swapped discount notes	—	—	—	—	—

Net discount notes	23,413	140	—	—	—

Consolidated Obligation Bonds
FHLB bonds	10,314	14,468	26,836	5,361	2,715
Swaps hedging bonds	34,105	(12,281)	(18,366)	(2,673)	(785)

Net FHLB bonds	44,419	2,187	8,470	2,688	1,930

Total interest-bearing liabilities	$70,032	$2,328	$8,470	$2,688	$1,930

Post hedge gaps:
Periodic gap	$3,411	$(344)	$(515)	$(33)	$1,882
Cumulative gaps	$3,411	$3,067	$2,552	$2,519	$4,401

The following tables display the FHLBNY’s maturity/repricing gaps as of December 31, 2005 (in millions):

	Interest Rate Sensitivity
	December 31, 2005
		More than	More than	More than
	6 Months or	6 Months to	1 Year to	3 Years to	More than
	Less	1 Year	3 Years	5 Years	5 Years

Interest-earning assets:
Non-MBS Investments	$12,121	$377	$410	$320	$855
MBS Investments	1,157	603	3,202	1,627	1,985
Adjustable-rate loans and advances	13,545	—	—	—	—

Net unswapped	26,823	980	3,612	1,947	2,840

Fixed-rate loans and advances	10,411	2,356	10,888	9,233	15,260
Swaps hedging advances	30,781	(769)	(6,701)	(8,281)	(15,030)

Net fixed-rate loans and advances	41,192	1,587	4,187	952	230
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$68,015	$2,568	$7,799	$2,899	$3,070

Interest-bearing liabilities:
Deposits	$2,658	$—	$—	$—	$—

Discount notes	20,032	479	—	—	—
Swapped discount notes	—	—	—	—	—

Net discount notes	20,032	479	—	—	—

Consolidated Obligation Bonds
FHLB bonds	12,539	9,535	27,130	5,597	2,346
Swaps hedging bonds	30,299	(7,490)	(18,731)	(3,223)	(855)

Net FHLB bonds	42,838	2,045	8,399	2,374	1,491

Total interest-bearing liabilities	$65,529	$2,524	$8,399	$2,374	$1,491

Post hedge gaps:
Periodic gap	$2,487	$44	$(600)	$525	$1,579
Cumulative gaps	$2,487	$2,530	$1,930	$2,456	$4,035

Item 4. CONTROLS AND PROCEDURES
Alfred A. DelliBovi, President and Chief Executive Officer, and Patrick A. Morgan, Senior Vice President and Chief Financial Officer, conducted an evaluation of the Bank’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2006. Based upon their evaluation, they each found that the Bank’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Bank files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Bank’s management as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Identification of Exhibit
10.1	Federal Home Loan Banks P & I Funding and Contingency Plan Agreement (the “Agreement”), dated June 23, 2006, by and among the Federal Home Loan Banks and the Office of Finance, a joint office of the Federal Home Loan Banks (see copy of the Agreement included as part of the Bank’s Form 8-K filed on June 27, 2006, which is incorporated herein by reference).

31.1	Certification Pursuant to Rules13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification Pursuant to Rules13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act 2002, 18 U.S.C. Section 1350

99.1	Computation of Ratios of Earnings to Fixed Charges

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF NEW YORK
(Registrant)

By:	/s/Patrick A. Morgan
Patrick A. Morgan
Senior Vice President and Chief Financial Officer
Federal Home Loan Bank of New York (on behalf of the
Registrant and as Principal Financial Officer)
Date: August 11, 2006