Form 10-Q
period 2006-09-30
Federal Home Loan Bank of New York
filed 2006-11-14
CIK 1329842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes  ☐     No  ☑
     At October 31, 2006 the Registrant had 38,362,493 shares of capital stock outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Statements of Condition — Unaudited (in thousands, except par value)
As of September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$27,647	$22,114
Interest-bearing deposits, includes $70,675 pledged at September 30, 2006, and $244,807 at December 31, 2005	5,494,816	8,699,107
Federal funds sold	4,590,000	2,925,000
Held-to-maturity securities, includes $0 pledged at September 30, 2006 and December 31, 2005 (Note 2)	11,367,605	9,566,441
Advances (Note 3)	66,477,311	61,901,534
Mortgage loans held-for-portfolio, net of allowance for credit losses of $583 at September 30, 2006, and $582 at December 31, 2005 (Note 4)	1,480,864	1,466,943
Accrued interest receivable	440,300	377,253
Premises and equipment, net	11,330	11,257
Derivative assets (Note 8)	110,114	19,197
Other assets	20,521	24,672

Total assets	$90,020,508	$85,013,518

Liabilities and capital

Liabilities
Deposits
Interest-bearing demand	$2,434,385	$2,637,168
Non-interest bearing demand	985	969
Term	5,850	19,525

Total deposits	2,441,220	2,657,662

Consolidated obligations, net (Note 5)
Bonds	64,596,493	56,768,622
Discount Notes	17,690,133	20,510,525

Total consolidated obligations	82,286,626	77,279,147

Mandatorily redeemable capital stock (Note 6)	119,031	18,087

Accrued interest payable	675,507	498,318
Affordable Housing Program (Note 7)	99,511	91,004
Payable to REFCORP	19,206	14,062
Derivative liabilities (Note 8)	211,923	491,866
Other liabilities	82,743	77,992

Total liabilities	85,935,767	81,128,138

Commitments and Contingencies (Notes 5, 6, 8 and 13)

Capital (Notes 6 and 14 )
Capital stock ($100 par value), putable, issued and outstanding shares: 37,304 at September 30, 2006, and 35,905 at December 31, 2005	3,730,335	3,590,454
Unrestricted retained earnings	359,784	291,413
Accumulated other comprehensive income (loss) (Note 11)
Net unrealized (loss) gain on hedging activities	(2,777)	5,352
Minimum liability on benefit equalization plan	(2,601)	(1,839)

Total capital	4,084,741	3,885,380

Total liabilities and capital	$90,020,508	$85,013,518

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Income — Unaudited (in thousands, except per share value)
For the Three and Nine Months Ended September 30, 2006 and 2005

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income
Advances	$923,797	$567,435	$2,430,737	$1,542,644
Interest-bearing deposits	80,752	49,958	226,847	113,078
Federal funds sold	34,403	39,415	92,433	74,484
Available-for-sale securities	—	6,195	—	18,478
Held-to-maturity securities	154,232	137,778	422,429	435,312
Mortgage loans held-for-portfolio	19,181	17,774	56,767	50,501
Other	33	16	38	35

Total interest income	1,212,398	818,571	3,229,251	2,234,532

Interest expense
Consolidated obligation-bonds	795,177	501,259	2,120,574	1,431,596
Consolidated obligation-discount notes	270,759	200,348	707,711	464,962
Deposits	22,292	16,310	56,633	43,984
Mandatorily redeemable stock (Note 6)	630	743	1,208	2,197
Cash collateral held and other borrowings	1,120	157	2,243	215

Total interest expense	1,089,978	718,817	2,888,369	1,942,954

Net interest income before provision for credit losses	122,420	99,754	340,882	291,578

Provision for credit losses on mortgage loans	—	14	1	72

Net interest income after provision for credit losses	122,420	99,740	340,881	291,506

Other income (loss)
Service fees	878	990	2,541	3,178
Net realized and unrealized gain (loss) on derivatives and hedging activities ( Note 8)	575	(728)	5,675	(5,058)
Losses from extinguishment of debt and other	(2,510)	(549)	(6,750)	(5,735)

Total other income (loss)	(1,057)	(287)	1,466	(7,615)

Other expenses
Operating	15,438	14,847	46,108	43,836
Finance Board and Office of Finance	1,288	1,310	3,562	4,207

Total other expenses	16,726	16,157	49,670	48,043

Income before assessments	104,637	83,296	292,677	235,848

Affordable Housing Program (Note 7)	8,606	6,876	24,015	19,568
REFCORP	19,206	15,284	53,733	43,478

Total assessments	27,812	22,160	77,748	63,046

Income before cumulative effect of change in accounting principle	76,825	61,136	214,929	172,802

Cumulative effect of change in accounting principle	—	—	—	1,109

Net income	$76,825	$61,136	$214,929	$173,911

Basic earnings per share: (Note 14)
Earnings before cumulative effect of change in accounting principle	$1.97	$1.70	$5.73	$4.78
Cumulative effect of change in accounting principle	—	—	—	0.03

Net earnings per share	$1.97	$1.70	$5.73	$4.81

Cash dividends paid per share	$1.43	$1.26	$4.02	$3.18

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Capital — Unaudited (in thousands, except per share data)
For the Nine Months Ended September 30, 2006 and 2005

						Accumulated
	Capital Stock*		Capital Stock*			Other		Total
	Pre-Exchange		Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)
Balance, December 31, 2004	36,550	$3,655,047	—	$—	$223,434	$649	$3,879,130

Proceeds from sale of capital stock	17,938	1,793,842	—	—	—	—	1,793,842
Redemption of capital stock at par	(18,400)	(1,840,012)	—	—	—	—	(1,840,012)
Net Income	—	—	—	—	173,911	—	173,911	$173,911
Other comprehensive income (loss):
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(1,498)	(1,498)	(1,498)
Net change relating to hedging activities	—	—	—	—	—	4,067	4,067	4,067
Cash dividends ($3.18 per share) on capital stock	—	—	—	—	(114,550)	—	(114,550)	—

								$176,480

Balance, September 30 , 2005	36.088	$3,608,877	—	$—	$282,795	$3,218	$3,894,890

Balance, December 31, 2005	—	$—	35,905	$3,590,454	$291,413	$3,513	$3,885,380

Proceeds from sale of capital stock	—	—	27,453	2,745,268	—	—	2,745,268
Redemption of capital stock at par	—	—	(23,745)	(2,374,536)	—	—	(2,374,536)
Transfer of mandatorily redeemable stock	—	—	(2,309)	(230,851)	—	—	(230,851)
Net Income	—	—	—	—	214,929	—	214,929	$214,929
Other comprehensive income (loss):
Net change relating to hedging activities	—	—	—	—	—	(8,129)	(8,129)	(8,129)
Additional minimum liability on benefit equalization plan	—	—	—	—	—	(762)	(762)	(762)
Cash dividends ($4.02 per share) on capital stock	—	—	—	—	(146,558)	—	(146,558)	—

								$206,038

Balance, September 30, 2006	—	$—	37,304	$3,730,335	$359,784	$(5,378)	$4,084,741

*	Putable stock
The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows — Unaudited (in thousands)
For the Nine Months Ended September 30, 2006 and 2005

	Nine months ended
	September 30,
	2006	2005
Operating Activities

Net Income	$214,929	$173,911
Cumulative effect of change in accounting principle	—	(1,109)

Income before cumulative effect of change in accounting principle	214,929	172,802

Adjustments to reconcile net income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, and mortgage loans	(26,307)	41,274
Concessions on consolidated obligations	9,570	9,457
Premises and equipment	2,901	3,105
Provision for credit losses on mortgage loans	1	70
Net realized gain on in-substance maturity of held-to-maturity security	—	(35)
Net realized gain on sale of available-for-sale securities	—	(1,457)
Change in net fair value adjustments on derivatives and hedging activities	8,754	6,671
Net change in:
Accrued interest receivable	(63,047)	(13,879)
Derivative assets due to accrued interest	(258,948)	(80,707)
Derivative liabilities due to accrued interest	155,951	40,899
Other assets	2,735	(3,122)
Affordable Housing Program liability	8,507	6,770
Accrued interest payable	177,189	(4,564)
REFCORP liability	5,144	3,848
Other liabilities	2,776	(1,625)

Total adjustments	25,226	6,705

Net cash provided by operating activities	240,155	179,507

Investing activities
Net change in:
Interest-bearing deposits	3,204,132	(3,441,716)
Federal funds sold	(1,665,000)	(2,479,000)
Held-to-maturity securities:
Purchased	(3,643,882)	(562,878)
Proceeds	1,839,546	2,395,564
Available-for-sale securities:
Purchased	—	(1,020,179)
Proceeds from sales	—	1,402,234
Proceeds from maturities	—	135,108
Advances:
Principal collected	446,248,318	320,983,298
Made	(450,912,212)	(315,114,756)
Mortgage loans held-for-portfolio:
Principal collected	123,618	117,368
Purchased and originated	(138,647)	(362,194)
Principal collected on other loans made	169	155
Net decrease in deposits with other FHLBank’s mortgage program	159	—
Premises and equipment	(2,973)	(1,322)

Net cash (used in) provided by investing activities	(4,946,772)	2,051,682

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows — Unaudited (in thousands)
For the Nine Months Ended September 30, 2006 and 2005

	Nine months ended
	September 30,
	2006	2005
Financing activities
Net change in:
Deposits and other borrowings	$(214,469)	$622,690
Consolidated obligation bonds:
Proceeds from issuance	26,377,681	16,533,330
Payments for maturing and early retirement	(18,723,051)	(22,332,210)
Consolidated obligation discount notes:
Proceeds from issuance	481,392,425	524,967,094
Payments for maturing	(484,214,703)	(521,756,822)
Capital stock:
Proceeds from issuance	2,745,268	1,793,842
Payments for redemption	(2,374,536)	(1,840,012)
Payments for redemption of mandatorily redeemable capital stock	(129,907)	(106,059)
Cash dividends paid *	(146,558)	(114,550)

Net cash provided by (used in) financing activities	4,712,150	(2,232,697)

Net increase in cash and cash equivalents	5,533	(1,508)
Cash and cash equivalents at beginning of the period	22,114	22,376

Cash and cash equivalents at end of the period	$27,647	$20,868

Supplemental disclosures:
Interest paid	$1,830,630	$1,947,609
Affordable Housing Program payments **	$15,508	$12,798
REFCORP payments	$48,588	$39,630

Investing activities
Loans made to other FHLBanks	$(250,159)	$(100,000)
Principal collected on loans to other FHLBanks	250,000	100,000

Net change in loans to other FHLBanks***	$(159)	$—

Financing activities
Proceeds from short-term borrowings from other FHLBanks	$435,000	$555,000
Payment of short-term borrowings from other FHLBanks	(435,000)	(555,000)

Net change in borrowings from other FHLBanks	$—	$—

*	Does not include payments to holders of mandatorily redeemable capital stock.

**	AHP payments = (beginning accrual — ending accrual) + AHP assessment for the year; payments represent funds released to the Affordable Housing Program.

***	The 2006 amount represents demand deposit activity with the MPF Provider.
The accompanying notes are an integral part of the unaudited financial statements.

Notes to Financial Statements — Unaudited
Background
The Federal Home Loan Bank of New York (“FHLBNY” or “the Bank”) is a federally chartered corporation, exempt from federal, state and local taxes except real property taxes. It is one of twelve district Federal Home Loan Banks (“FHLBanks”). The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act” ). Each FHLBank is a cooperative owned by member institutions located within a defined geographic district. The members purchase capital stock in the FHLBank and receive dividends on their capital stock investment. The FHLBNY’s defined geographic district includes New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. The FHLBNY provides a readily available, low-cost source of funds for its member institutions. The FHLBNY does not have any wholly or partially owned subsidiaries, nor does it have an equity position in any partnerships, corporations, or off-balance-sheet special purpose entities.
Members of the cooperative must purchase FHLBNY stock according to regulatory requirements. The business of the cooperative is to provide liquidity for the members (primarily in the form of advances) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. This means that the FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.
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
The FHLBNY’s primary business is making collateralized loans, known as “advances” to members. This is the primary focus of the Bank’s operations and also the principal factor that impacts the financial condition of the FHLBNY.
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
The Resolution Funding Corporation has been designated as the calculation agent for the Affordable Housing Program and REFCORP assessments. Each FHLBank provides the amount of quarterly net income before Affordable Housing Program and REFCORP to the Resolution Funding Corporation, which then performs the calculations for each quarter end.
Affordable Housing Program (“AHP”) Assessments. Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the Affordable Housing Program the greater of $100 million or 10 percent of regulatory net income. Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock under Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and the assessment for Affordable Housing Program, but after the assessment for REFCO RP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Board. The FHLBNY accrues the AHP expense monthly.
Basis of Presentation
The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expense during the report period. Although management believes these judgments, estimates, and assumptions to be reasonably accurate, actual results may differ. The information contained in the financial statements is unaudited. In the opinion of management, normal recurring adjustments necessary for a fair statement of the interim period results have been made.
These unaudited financial statements should be read in conjunction with the FHLBNY’s audited financial statements for the year ended December 31, 2005, included in Form 10-K filed on March 30, 2006.
Note 1 to Financial Statements of the Federal Home Loan Bank of New York filed with Form 10-K on March 30, 2006 contains a summary of our significant accounting policies.

Notes to Financial Statements — Unaudited
Cumulative effect of change in accounting principle in 2005 relates to change in the manner in which amortization and accretion on premiums and discounts on mortgage loans were calculated in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”). Effective January 1, 2005, the FHLBNY adopted the contractual method under SFAS 91, and believes that the method is preferable as it reflects the actual prepayment behavior of the mortgage loans during the period in which the behavior occurs; previously, amortization and accretion of premiums and discounts was computed using the retrospective method.
Note 1. Accounting Developments
Recently Issued Accounting Standards & Interpretations
SFAS 155 — In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 and 140 and permits fair value measurement of any structured note that contains an embedded derivative that would require bifurcation under SFAS 133. This fair value measurement is permitted on an instrument by instrument basis.
The Bank continues to evaluate the impact of adopting SFAS No. 155 and has not determined the effect, if any, that the implementation of SFAS 155 will have on its earnings or financial position. The Bank will apply the guidance under SFAS 155 commencing with the first quarter of 2007.
SFAS 156 — In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis.
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
The Bank will apply the provisions of SFAS 156 as of January 1, 2007. The Bank is in the process of evaluating the impact of adopting SFAS 156, and implementation of the standard is not expected to have a significant impact on the Bank.
SFAS 157 — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”
SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in EITF 02-3 which precluded the recognition of a trading profit at the inception of a derivative

Notes to Financial Statements — Unaudited
contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount, when measuring instruments traded in an active market at fair value. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value.
SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. SFAS 157 must be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied. The Bank is evaluating the provisions of SFAS 157 and its potential effect on its financial statements.
SFAS 158 – In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires recognition in the Statements of Financial Condition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation, for other postretirement plans, the benefit obligation is the accumulated postretirement benefit obligation.
Upon adoption, SFAS 158 requires the recognition of previously unrecognized actuarial gains and losses and service costs within accumulated other comprehensive income (a component of stockholders’ equity).
For an employer without publicly traded equity securities, SFAS 158 is effective for fiscal year ending after June 15, 2007, with certain disclosure requirements effective for a fiscal year ending after December 31, 2006, but before June 16, 2007. Early adoption is permitted. The FHLBNY considers itself a non-publicly traded enterprise for the purposes of the standard.
Based on information available at December 31, 2005, the Bank would have reduced accumulated other comprehensive income by approximately $6.0 million. The actual impact of adopting SFAS 158 will be dependent upon the amount of projected benefit obligation measured as of the adoption date.
SAB 108 – In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”
SAB 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet, and to provide consistency between how registrants quantify financial statement misstatements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “roll-over” and “iron curtain” approaches. The roll-over approach quantifies a misstatement based on the amount of the error originating in the current year statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of when the misstatement originated. SAB 108 requires a “dual approach” that requires quantification of errors under both the rollover and iron curtain methods.
The FHLBNY does not expect any impact on the results of operations or financial condition as a result of adopting SAB 108.

Notes to Financial Statements — Unaudited
Note 2. Held-to-maturity Securities
Held-to-maturity securities consisted of mortgage- and asset-backed securities (“MBS”), and state and local housing finance agency bonds. The amortized cost and the fair value of these securities were as follows (in thousands):

	September 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State and local housing agency obligations	$654,287	$13,152	$(245)	$667,194
Mortgage-backed securities	10,713,318	66,776	(141,176)	10,638,918

Total	$11,367,605	$79,928	$(141,421)	$11,306,112

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State and local housing agency obligations	$992,578	$16,069	$—	$1,008,647
Mortgage-backed securities	8,573,863	72,908	(125,844)	8,520,927

Total	$9,566,441	$88,977	$(125,844)	$9,529,574

Notes to Financial Statements — Unaudited
Temporary impairment. The following tables summarize held-to-maturity securities with fair values below their amortized cost, i.e., in an unrealized loss position at September 30, 2006 and December 31, 2005. The fair values and unrealized losses are aggregated by major security type and rating, and by the length of time individual securities have been in a continuous unrealized loss position. Securities, to which different rating levels have been assigned by different rating agencies, i.e., split ratings, are assigned to the lower rating category.
Temporary impairment at September 30, 2006 (in thousands):

	September 30, 2006
	Less than 12 months		12 months or more
	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses
Mortgage- and asset-backed securities — fixed rate
AAA-rated	$1,233,042	$6,421	$4,394,564	$134,713
AA-rated	—	—	—	—
Below AA	—	—	—	—
Mortgage- and asset-backed securities — variable rate
AAA-rated	134,958	42	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—

Total mortgage- and asset-backed securities	1,368,000	6,463	4,394,564	134,713

State and local housing finance agencies — fixed rate
AAA-rated	—	—	—	—
AA-rated	15,760	245	—	—
Below AA	—	—	—	—
State and local housing finance agencies — variable rate
AAA-rated	—	—	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—

Total State and local housing finance agency bonds	15,760	245	—	—

Total temporarily impaired	$1,383,760	$6,708	$4,394,564	$134,713

There were 75 securities in a temporarily impaired condition for 12 months or longer at September 30, 2006, representing 32.2% of MBS in terms of the number of positions. In terms of the book value at September 30, 2006, the percentage was 41.0% or $4.4 billion.
The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities to anticipated recovery of their value. In addition, the FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis represent temporary impairment at September 30, 2006.

Notes to Financial Statements — Unaudited
Temporary impairment at December 31, 2005 (in thousands):

December 31, 2005
	Less than 12 months		12 months or more
	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses
Mortgage- and asset-backed securities — fixed rate
AAA-rated	$2,812,278	$46,888	$2,548,174	$78,914
AA-rated	—	—	—	—
Below AA	—	—	—	—
Mortgage- and asset-backed securities — variable rate
AAA-rated	134,958	42	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—

Total mortgage- and asset-backed securities	2,947,236	46,930	2,548,174	78,914

State and local housing finance agencies — fixed rate
AAA-rated	—	—	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—
State and local housing finance agencies — variable rate
AAA-rated	—	—	—	—
AA-rated	—	—	—	—
Below AA	—	—	—	—

Total State and local housing finance agencies	—	—	—	—

Total temporarily impaired	$2,947,236	$46,930	$2,548,174	$78,914

There were 37 securities in a temporarily impaired condition for 12 months or longer at December 31, 2005, representing 22.0% of MBS in terms of the number of positions. In terms of the book value at December 31, 2005, the percentage was 29.7%, or $2.5 billion.
Note 3. Advances
Advances outstanding at September 30, 2006 and December 31, 2005 are summarized below (dollars in thousands):

	September 30, 2006		December 31, 2005
		Weighted		Weighted
	Amount	Average Yield	Amount	Average Yield
Overdrawn demand deposit accounts	$915	6.10%	$—	—
Due in one year or less	18,511,014	5.05%	15,645,155	4.12%
Due after one year through two years	12,146,177	5.01%	8,858,008	4.16%
Due after two years through three years	4,836,875	4.99%	11,493,647	4.45%
Due after three years through four years	5,151,329	5.53%	2,641,601	4.90%
Due after four years through five years	5,193,110	5.13%	7,615,315	5.42%
Due after five years through six years	2,258,978	4.34%	5,008,179	4.65%
Thereafter	18,258,803	4.17%	10,431,402	3.69%

Total par value	66,357,201	4.82%	61,693,307	4.35%

Discount on AHP advances	(545)		(624)
Net premium on advances	648		1,122
SFAS 133 hedging basis adjustments	120,007		207,729

Total	$66,477,311		$61,901,534

Notes to Financial Statements — Unaudited
Note 4. Mortgage Loans
Mortgage Partnership Finance® Program (“MPF”®) loans predominate the mortgage loans held for investment. The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from its participating members. Included in the total are outstanding balances of $46.9 million and $48.7 million at September 30, 2006 and December 31, 2005, comprised of mortgage loans originated by the FHLBNY. The FHLBNY’s member institutions create, service, and credit-enhance the loans. No intermediary trusts are involved. Loans in the Community Mortgage Partnership Asset (“CMA”) program, which has been inactive since 2001, were $6.8 million and $9.7 million at September 30, 2006 and December 31, 2005.
The following summarizes investments in mortgage loans (dollars in thousands):

	September 30, 2006		December 31, 2005
	2006	Percentage	2005	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$588,282	39.9%	$596,236	40.8%
Fixed long-term single-family mortgages	879,651	59.6%	853,738	58.5%
Multi-family mortgages	6,795	0.5%	6,859	0.5%
Non-residential mortgages	—	—	2,713	0.2%

Total par value	1,474,728	100.0%	1,459,546	100.0%

Net unamortized premiums	13,468		14,789
Net unamortized discounts	(6,482)		(6,381)
Basis adjustment	(267)		(429)

Total mortgage loans held-for-portfolio	1,481,447		1,467,525

Allowance for credit losses	(583)		(582)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,480,864		$1,466,943

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 basis points but varies with the particular MPF program. The First Loss Account is not recorded or reported as a reserve for loan losses. The FHLBNY is responsible for absorbing losses in the first layer. The second layer is that amount of credit obligations that the Participating Financial Institution (“PFI”) has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued aggregated $0.4 million for the three months ended September 30, 2006 and 2005, and $1.2 million and $1.1 million for the nine months ended September 30, 2006 and 2005. Credit Enhancement fees were reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.

Notes to Financial Statements — Unaudited
The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning balance	$11,635	$13,020	$11,318	$11,710

Additions	269	333	586	1,643
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$11,904	$13,353	$11,904	$13,353

Note 5. Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes. The following summarizes consolidated obligations issued by the FHLBNY and outstanding at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Consolidated obligation bonds — amortized cost	$64,793,180	$57,147,738
SFAS 133 hedging basis adjustments	(196,687)	(379,116)

Total Consolidated obligation — bonds	$64,596,493	$56,768,622

Discount notes — amortized cost	$17,690,133	$20,510,525

Total Consolidated obligation — discount notes	$17,690,133	$20,510,525

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
The Gramm-Leach-Bliley Act (“GLB Act”) allows the FHLBanks to have two classes of stock, and each class may have sub-classes. Class A stock is conditionally redeemable on six months written notice from the member, and class B stock is conditionally redeemable on five years written notice from the member. Membership is voluntary for all members. Members that withdraw from an FHLBank may not reapply for membership of any FHLBank for five years from the date of withdrawal. The transfer of membership without interruption between two FHLBanks is not considered to be a termination of membership for this purpose.
The FHLBNY’s capital stock at September 30, 2006 is Class B stock which is sub-divided into membership stock and activity-based stock.
The FHLBNY is subject to risk-based capital rules and three capital requirements under the new capital structure plan adopted on December 1, 2005. The FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit, market, and operations risk capital requirements as calculated in accordance with the FHLBNY policy and rules and regulations of the Finance Board. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Board may require the FHLBNY to maintain a greater amount of permanent capital than is required. In addition, the FHLBNY is required to maintain at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times divided by total assets. The FHLBNY was in compliance with the aforementioned capital rules and requirements. Mandatorily redeemable capital stock, which is reclassified from equity to a liability, is considered capital for determining the FHLBNY’s compliance with its regulatory requirements.
Capital Ratios
The following table shows the risk-based capital ratios at September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$668,754	$4,209,150	$626,486	$3,899,954
Total capital-to-asset ratio	4.00%	4.68%	4.00%	4.57%
Total regulatory capital	$3,600,820	$4,209,150	$3,400,541	$3,899,954
Leverage ratio	5.00%	7.01%	5.00%	6.88%
Leverage capital	$4,501,025	$6,313,725	$4,250,676	$5,849,931

Notes to Financial Statements — Unaudited
Mandatorily Redeemable Capital Stock
The FHLBNY’s capital stock is redeemable at the option of either the member or the FHLBNY, subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income.
Mandatorily redeemable stock at September 30, 2006 and December 31, 2005 represented stock held by:
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
Anticipated redemption of mandatorily redeemable capital stock was as follows at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Redemption less than one year	$39,659	$109
Redemption from one year to less than three years	36,753	7,904
Redemption from three years to less than five years	32,263	10,034
Redemption from five years or greater	10,356	40

Total	$119,031	$18,087

Notes to Financial Statements — Unaudited
The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning balance	$18,168	$35,615	$18,087	$126,581
Capital stock subject to mandatory redemption reclassified from equity	216,615	—	230,851	—
Redemption of mandatorily redeemable capital stock	(115,752)	(15,092)	(129,907)	(106,058)

Ending balance	$119,031	$20,523	$119,031	$20,523

Accrued interest payable for mandatorily redeemable capital stock	$606	$717	$606	$717

Note 7. Affordable Housing Program
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning balance	$93,880	$84,372	$91,004	$81,580
Additions from current period’s assessments	8,607	6,876	24,015	19,568
Net disbursements for grants and programs	(2,976)	(2,898)	(15,508)	(12,798)

Ending balance	$99,511	$88,350	$99,511	$88,350

Note 8. Derivatives
The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments. The notional amount of derivatives does not measure the credit exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing: favorable interest-rate swaps; forward agreements; mandatory delivery contracts for mortgage loans outstanding at September 30, 2006; and purchased caps and floors if the counterparty defaults and the related collateral, if any, is of no value to the FHLBNY.
The FHLBNY does not take speculative positions with derivatives or any other financial instruments, and does not have any special purpose entities or any other types of off-balance sheet conduits.

Notes to Financial Statements — Unaudited
The following table presents outstanding notional balances and estimated fair value gains and (losses) of derivatives by SFAS 133 hedge type at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006		December 31, 2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$79,839,772	$(326,248)	$70,724,618	$(594,584)
Cash flow	—	—	788,000	528
Economic	1,335,000	91	5,000	(128)
Interest rate caps/floors
Economic	839,694	(183)	1,618,194	(7)
Mortgage delivery commitments
Fair value	6,076	15	657	—
Other
Intermediation*	50,000	3	130,000	5

Total notional and fair value	$82,070,542	$(326,322)	$73,266,469	$(594,186)

*	Classified as economic hedges.
Reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition is included in the following table (in thousands):

	September 30, 2006		December 31, 2005
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Advances — fair value hedges	$36,389,667	$(120,445)	$32,662,378	$(208,249)
Advances — economic hedges	839,694	(183)	1,618,194	(7)
Consolidated obligations — fair value hedges	43,450,105	(205,803)	38,062,240	(386,335)
Consolidated obligations — economic hedges	1,335,000	91	5,000	(128)
Mortgage loans — delivery commitments	6,076	15	657	—
Balance sheet — economic hedges	—	—	—	—
Cash Flow — anticipated transactions	—	—	788,000	528
Intermediary positions — economic hedges	50,000	3	130,000	5

Total notional and fair value	$82,070,542	$(326,322)	$73,266,469	$(594,186)

Total derivatives excluding accrued interest		$(326,322)		$(594,186)
Accrued interest		224,513		121,517

Net derivative balance		$(101,809)		$(472,669)

Net derivative asset balance		$110,114		$19,197
Net derivative liability balance		(211,923)		(491,866)

Net derivative balance		$(101,809)		$(472,669)

Notes to Financial Statements — Unaudited
Derivative Gains and Losses Reclassified from Accumulated other comprehensive income (loss) to Current Period Income
The following table summarizes changes in derivative gains and (losses) and reclassifications into current period earnings and for the periods reported from Accumulated other comprehensive income (loss) in the Statements of Condition (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning balance	$9,223	$1,309	$5,352	$898
Net fair value changes	(11,208)	4,215	(5,984)	5,585
Reclassified into earnings	(792)	(559)	(2,145)	(1,518)

Ending balance	$(2,777)	$4,965	$(2,777)	$4,965

Earnings Impact of Hedging Activities
Net Realized and Unrealized Gain (Loss) on Derivatives and Hedging Activities
As a result of applying SFAS 133, the FHLBNY reported the following net gains (losses) on derivatives and hedging activities for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Gains (losses) related to fair value hedge ineffectiveness	$(4,462)	$(750)	$646	$(7,069)
Gains (losses)- Economic hedges	4,781	21	4,772	1,527
Net interest accruals- Economic hedges	256	1	257	484

Net gains (losses) on derivatives and hedging activities	$575	$(728)	$5,675	$(5,058)

Interest accruals associated with hedges are allocated by category in the table above to conform to current period classification to more precisely match gains and losses from hedging activities. This reclassification has no impact on the net gains (losses) on derivatives and hedging activities.
Cash Flow Hedges
There were no material amounts for the nine months ended September 30, 2006 and 2005 that were reclassified from Accumulated other comprehensive income (loss) into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. Over the next twelve months, it is expected that $1.1 million of net gains recorded in Accumulated other comprehensive income at September 30, 2006, will be recognized in earnings.

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
The following table presents employee retirement plan expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Defined Benefit Plan	$1,450	$1,328	$4,350	$4,472
Benefit Equalization Plan (Defined benefits)	500	494	1,500	1,482

	1,950	1,822	5,850	5,954
Financial Institution Thrift Plan and BEP thrift	244	267	843	805
Postretirement Health Benefit Plan	363	406	1,088	1,218

Total retirement plan expenses	$2,557	$2,495	$7,781	$7,977

Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Service Cost	$150	$174	$450	$522
Interest Cost	200	166	600	498
Amortization of unrecognized prior service cost	(13)	(12)	(38)	(36)
Amortization of unrecognized net loss	163	166	488	498

Net periodic benefit cost	$500	$494	$1,500	$1,482

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
Components of the net periodic postretirement benefit cost for the FHLBNY’s Postretirement Health Benefits Plan were as follows for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost (benefits attributed to service during the period)	$135	$170	$405	$510
Interest cost on accumulated postretirement benefit obligation	148	144	443	432
Amortization of loss	80	92	240	276

Net periodic postretirement benefit cost	$363	$406	$1,088	$1,218

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
The following tables summarize outstanding balances and transactions with related parties at September 30, 2006 and December 31, 2005.
Related Party: Outstanding Assets, Liabilities and Equity (in thousands):

	September 30, 2006		December 31, 2005
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$27,647	$—	$22,114
Interest-bearing deposits	141	5,494,675	300	8,698,807
Federal funds sold	—	4,590,000	—	2,925,000
Held-to-maturity securities	—	11,367,605	—	9,566,441
Advances	66,477,311	—	61,901,534	—
Mortgage loans*	—	1,480,864	—	1,466,943
Accrued interest receivable	339,095	101,205	276,796	100,457
Premises and equipment, net	—	11,330	—	11,257
Derivative assets	—	110,114	—	19,197
Other assets**	—	20,521	—	24,672

Total Assets	$66,816,547	$23,203,961	$62,178,630	$22,834,888

Liabilities and Capital
Deposits	$2,441,220	—	$2,657,662	$—
Consolidated obligations	—	82,286,626	—	77,279,147
Mandatorily redeemable capital stock	119,031	—	18,087	—
Accrued interest payable	—	675,507	—	498,318
Affordable Housing Program***	99,511	—	91,004	—
Payable to REFCORP	—	19,206	—	14,062
Derivative liabilities	—	211,923	—	491,866
Other liabilities****	49,443	33,300	47,468	30,524

Total liabilities	2,709,205	83,226,562	2,814,221	78,313,917

Capital	4,084,741	—	3,885,380	—

Total liabilities and Capital	$6,793,946	$83,226,562	$6,699,601	$78,313,917

*	Includes de minimis amount of mortgage loans purchased from members of another FHLBank.

**	Includes insignificant amounts of miscellaneous assets that are considered related party.

***	Represents funds not yet disbursed to eligible programs.

****	Related column includes member pass-through reserves at the Federal Reserve Bank.

Notes to Financial Statements — Unaudited
Related Party: Income and Expense transactions (in thousands):

	Three months ended
	September 30, 2006		September 30, 2005
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$923,797	$—	$567,435	$—
Interest-bearing deposits *	—	80,752	—	49,958
Federal funds sold	—	34,403	—	39,415
Available-for-sale securities	—	—	—	6,195
Held-to-maturity securities	—	154,232	—	137,778
Mortgage loans **	—	19,181	—	17,774
Loans to other FHLBanks	30	—	9	—
Others	—	3	—	7

Total interest income	$923,827	$288,571	$567,444	$251,127

Interest expense
Consolidated obligations	$—	$1,065,936	$—	$701,607
Deposits	22,292	—	16,310	—
Mandatorily redeemable stock	630	—	743	—
Cash collateral held and other borrowings	22	1,098	—	29
Others	—	—	—	128

Total interest expense	$22,944	$1,067,034	$17,053	$701,764

Service fees	$878	$—	$990	$—

*	Includes interest income from cash collateral pledged, and de minimis amounts of interest income from MPF service provider.

**	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

	Nine months ended
	September 30, 2006		September 30, 2005
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$2,430,737	$—	$1,542,644	$—
Interest-bearing deposits *	—	226,847	—	113,078
Federal funds sold	—	92,433	—	74,484
Available-for-sale securities	—	—	—	18,478
Held-to-maturity securities	—	422,429	—	435,312
Mortgage loans **	—	56,767	—	50,501
Loans to other FHLBanks	37	—	9	—
Others	—	1	—	26

Total interest income	$2,430,774	$798,477	$1,542,653	$691,879

Interest expense
Consolidated obligations	$—	$2,828,285	$—	$1,896,558
Deposits	56,633	—	43,984	—
Mandatorily redeemable stock	1,208	—	2,197	—
Cash collateral held and other borrowings	144	2,099	44	43
Others	—	—	—	128

Total interest expense	$57,985	$2,830,384	$46,225	$1,896,729

Service fees	$2,541	$—	$3,178	$—

*	Includes interest income from cash collateral pledged, and de minimis amounts of interest income from MPF service provider.

**	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

Notes to Financial Statements — Unaudited
Note 11. Total Comprehensive Income
Total comprehensive income was comprised of Net Income and Accumulated other comprehensive income (loss), which included gains on available-for-sale securities, cash flow hedging activities, and additional minimum liability on the Benefit Equalization Plan.
Changes in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three months ended September 30,
	Available-		Benefit	Accumulated other		Total
	for-sale	Cash-flow	Equalization	Comprehensive	Net	Comprehensive
	securities	hedges	Plan	Income (Loss)	Income	Income
Balance, June 30, 2005	$(290)	$1,309	$(2,489)	$(1,470)

Net change	1,032	3,656	—	4,688	$61,136	$65,824

Balance, September 30, 2005	$742	$4,965	$(2,489)	$3,218

Balance, June 30, 2006	$—	$9,223	$(2,601)	$6,622

Net change	—	(12,000)	—	(12,000)	$76,825	$64,825

Balance, September 30, 2006	$—	$(2,777)	$(2,601)	$(5,378)

	Nine months ended September 30,
	Available-		Benefit	Accumulated other		Total
	for-sale	Cash-flow	Equalization	Comprehensive	Net	Comprehensive
	securities	hedges	Plan	Income (Loss)	Income	Income
Balance, December 31, 2004	$2,240	$898	$(2,489)	$649

Net change	(1,498)	4,067	—	2,569	$173,911	$176,480

Balance, September 30, 2005	$742	$4,965	$(2,489)	$3,218

Balance, December 31, 2005	$—	$5,352	$(1,839)	$3,513

Net change	—	(8,129)	(762)	(8,891)	$214,929	$206,038

Balance, September 30, 2006	$—	$(2,777)	$(2,601)	$(5,378)

Notes to Financial Statements — Unaudited
Note 12. Estimated Fair Values
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of September 30, 2006 were as follows (in thousands):

	September 30, 2006
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	FairValue
Assets
Cash and due from banks	$27,647	$—	$27,647
Interest- bearing deposits	5,494,816	489	5,495,305
Federal funds sold	4,590,000	52	4,590,052
Held-to-maturity securities	11,367,605	(61,493)	11,306,112
Advances	66,477,311	(58,467)	66,418,844
Mortgage loans	1,480,864	(24,051)	1,456,813
Accrued interest receivable	440,300	—	440,300
Derivative assets	110,114	—	110,114
Other financial assets	988	2	990

Liabilities
Deposits	2,441,220	5	2,441,225
Consolidated obligations
Bonds	64,596,493	(157,720)	64,438,773
Discount notes	17,690,133	(2,608)	17,687,525

Mandatorily redeemable capital stock	119,031	—	119,031

Accrued interest payable	675,507	—	675,507
Derivative liabilities	211,923	—	211,923
Other financial liabilities	58,455	—	58,455
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of December 31, 2005 were as follows (in thousands):

	December 31, 2005
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	FairValue
Assets
Cash and due from banks	$22,114	$—	$22,114
Interest-bearing deposits	8,699,107	(1,205)	8,697,902
Federal funds sold	2,925,000	28	2,925,028
Held-to-maturity securities	9,566,441	(36,867)	9,529,574
Advances	61,901,534	(122,412)	61,779,122
Mortgage loans	1,466,943	(21,503)	1,445,440
Accrued interest receivable	377,253	—	377,253
Derivative assets	19,197	—	19,197
Other financial assets	1,074	—	1,074

Liabilities
Deposits	2,657,662	(2)	2,657,660
Consolidated obligations
Bonds	56,768,622	(178,235)	56,590,387
Discount notes	20,510,525	(3,115)	20,507,410

Mandatorily redeemable capital stock	18,087	—	18,087

Accrued interest payable	498,318	—	498,318
Derivative liabilities	491,866	—	491,866
Other financial liabilities	54,638	—	54,638

Notes to Financial Statements — Unaudited
Note 13. Commitments and Contingencies
The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. Neither the FHLBNY nor any other FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including indirect guarantees of indebtedness of others” (“FIN 45”), FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liability as similar to a related party guarantee, which meets the scope exception in FIN 45. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at September 30, 2006 or December 31, 2005. The par amounts of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, were approximately $958.0 billion and $937.5 billion at September 30, 2006 and December 31, 2005, respectively.
Commitments for additional advances totaled approximately $20.9 billion and $20.8 billion as of September 30, 2006 and December 31, 2005, respectively. Commitments are conditional, and generally were for periods of up to twelve months. Extension of credit under these commitments is subject to certain collateral requirements and other financial criteria at the time the commitment is drawn upon. Standby letters of credit are issued on behalf of members for a fee to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of this obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $304.6 million and $238.3 million as of September 30, 2006 and December 31, 2005, respectively, and had original terms of up to fifteen years, with a final expiration in 2019. Unearned fees on standby letters of credit are recorded in other liabilities and were not significant as of September 30, 2006 and December 31, 2005. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit. Standby letters of credit are fully collateralized at the time of issuance.
The FHLBNY was unconditionally obligated to purchase $6.1 million and $0.7 million in mortgage loans at September 30, 2006 and December 31, 2005, respectively under the MPF Program. Commitments are generally for periods not to exceed 45 days. In accordance with SFAS 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities,” such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate amount of $336.3 million and $379.8 million as of September 30, 2006 and December 31, 2005.
The FHLBNY executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of September 30, 2006 and December 31, 2005, interest-bearing deposits included $70.7 million and $244.8 million in cash pledged as collateral by the FHLBNY to broker-dealers and banks, together referred to as derivative counterparties, to mitigate the derivative counterparties’ credit exposure related to derivatives contracts with the FHLBNY. The FHLBNY was also exposed to credit risk associated with derivative contracts, which is measured as the replacement cost of derivatives in a gain position. The FHLBNY’s credit exposure was mitigated by cash collateral of

Notes to Financial Statements — Unaudited
$34.1 million and $7.3 million delivered by derivative counterparties and held by the FHLBNY at September 30, 2006 and December 31, 2005.
The FHLBNY charged to operating expenses rental costs of approximately $0.8 million and $0.7 million for the three months ended September 30, 2006 and 2005, and $2.4 million and $2.2 million for the nine months ended at September 30, 2006 and 2005. Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY.
The following table summarizes commitments and contingencies as of September 30, 2006 (in thousands):

	September 30, 2006
	Payments due or expiration terms by period
	< 1 year	1 - 3 years	3 - 5 years	> 5 years	Total
Contractual obligations
Consolidated obligation-bonds at par	$26,365,210	$28,918,770	$4,975,450	$4,545,600	$64,805,030
Mandatorily redeemable capital stock	39,659	36,753	32,263	10,356	119,031
Premise and equipment (rental and lease obligations)	2,859	5,264	4,346	13,872	26,341

Total contractual obligations	26,407,728	28,960,787	5,012,059	4,569,828	64,950,402

Other contractual obligations
Standby letters of credit	241,899	31,317	19,643	11,699	304,558
Consolidated obligation bonds traded not settled	1,764,900	—	—	—	1,764,900
Unused lines of credit and other conditional commitments	20,875,942	—	—	—	20,875,942
Open delivery commitments	6,076	—	—	—	6,076

Total other contractual obligations	22,888,817	31,317	19,643	11,699	22,951,476

Total commitments	$49,296,545	$28,992,104	$5,031,702	$4,581,527	$87,901,878

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

Notes to Financial Statements — Unaudited
Note 14. Earnings per Share of Capital
The following table sets forth the computation of earnings per share of capital (in thousands except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income before cumulative effect of change	$76,825	$61,136	$214,929	$172,802
Cumulative effect of change in accounting principle	—	—	—	1,109

Net income available to stockholders	$76,825	$61,136	$214,929	$173,911

Weighted average shares of capital	39,369	36,756	37,808	36,790
Less: Mandatorily redeemable capital	(418)	(763)	(290)	(655)

Average number of shares of capital used to calculate earnings per share	38,951	35,993	37,518	36,135

Earnings per share of capital before cumulative effect of change in accounting principle	$1.97	$1.70	$5.73	$4.78
Cumulative effect of change in accounting principle	—	—	—	0.03

Net earnings per share of capital	$1.97	$1.70	$5.73	$4.81

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
The following table summarizes advances to the top 5 members at September 30, 2006 and interest income earned for the three and nine months ended September 30, 2006 (dollars in thousands):

			September 30, 2006
			Par	Percent of Total	Interest Income
	City	State	Advances	Par Advances	Three Months	Nine Months
North Fork Bank	Mattituck	NY	$7,850,015	11.8%	$108,031	$225,074
New York Community Bank	Westbury	NY	7,132,678	10.7%	77,349	233,567
Hudson City Savings Bank	Paramus	NJ	8,148,000	12.3%	83,001	197,508
HSBC Bank USA, National Association	Wilmington	DE	5,009,638	7.5%	72,781	191,535
Manufacturers and Traders Trust Company	Buffalo	NY	3,448,308	5.2%	48,522	141,055

Total			$31,588,639	47.5%	$389,684	$988,739

The following table summarizes advances to the top 5 members at September 30, 2005 and interest income earned for the nine months ended September 30, 2005 (dollars in thousands):

			September 30, 2005
			Par	Percent of Total	Interest
	City	State	Advances	Par Advances	Income
North Fork Bank	Mattituck	NY	$5,350,015	8.71%	$177,084
New York Community Bank	Westbury	NY	6,253,885	10.19%	190,188
HSBC Bank USA, National Association	Wilmington	DE	5,014,491	8.17%	116,006
Hudson City Savings Bank	Paramus	NJ	3,500,000	5.70%	99,685
Manufacturers and Traders Trust Company	Buffalo	NY	4,003,801	6.52%	95,140

Total			$24,122,192	39.29%	$678,103

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Financial Highlights
On September 21, 2006, Standard & Poor’s (S&P) raised the long-term counterparty credit rating on the Federal Home Loan Bank of New York to “AAA” from “AA+”, and affirmed its “A-1+” short-term counterparty credit rating.
The FHLBNY reported 2006 third-quarter net income of $76.8 million, or $1.97 per share of capital stock, compared with net income of $61.1 million, or $1.70 per share of capital stock, for the third quarter of 2005. Annualized return on average stockholders’ equity, defined as capital stock, retained earnings and accumulated other comprehensive income (loss), increased to 7.29% for the third-quarter in 2006 compared to 6.28% in the comparative quarter in 2005. Annualized return on average earning assets increased to 54.4 basis points in the third-quarter in 2006, up from 46.8 basis points in the comparable quarter in 2005. Average stockholders’ equity increased to $4.2 billion during the third quarter in 2006, up from $3.9 billion average during the comparable quarter in 2005.
Net income for the first nine months of 2006 was $214.9 million, or $5.73 per share, compared with $173.9 million, or $4.81 per share, in the comparable period last year.
The increase is primarily attributable to both higher yields on assets and increase in net interest spread between the cost of funding and yields on assets. The increase in net income is also from improved yields from advances and investments, and from higher earnings in a rising rate environment from deployment of members’ capital and retained earnings.
A cash dividend of $1.29 per share of capital was paid in January 2006 for the fourth quarter of 2005, up from $0.77 paid in January 2005 for the fourth quarter 2004. A cash dividend of $1.29 per share was paid in April 2006 for the first quarter of 2006. Also, a cash dividend of $1.43 per share was paid in July 2006 for the second quarter of 2006. Additionally, a cash dividend of $1.58 per share (6.25% annualized percentage) was paid in October 2006 for the third quarter of 2006.

Net interest income after the provision for credit losses, a key metric for the FHLBNY, grew to $122.4 million for the third quarter in 2006, up from $99.7 million in the comparable quarter in 2005. Net interest income for the nine months ended September 30, 2006 was $340.9 million, compared with $291.5 million for the comparable period last year. Net interest income represents the difference between income from interest-earning assets and interest expense on interest-bearing liabilities. The difference, also referred to as net interest spread, was 28.4 basis points in the third quarter 2006, up from 26.1 basis points in the comparable quarter in 2005. For the nine months ended September 30, 2006, net interest spread was 28.3 basis points, compared with 26.5 basis points for the nine months ended September 30, 2005. Total reported assets at September 30, 2006 were $90.0 billion, up from $85.0 billion at December 31, 2005. The reported amount of advances outstanding at September 30, 2006 was $66.5 billion, compared to $61.9 billion at December 31, 2005. These advances amounts included the basis adjustment associated with the fair value of hedged advances. Par amount of advances outstanding, a better measure of demand, at September 30, 2006 was $66.4 billion, up from $61.7 billion at December 31, 2005.

Selected financial data are presented below (Unaudited)

Statements of Condition	September	Years ended December 31,
(dollars in millions)	2006	2005	2004	2003	2002	2001
Investments (1)	$21,452	$21,190	$18,363	$14,217	$23,598	$19,200
Advances	66,477	61,902	68,507	63,923	68,926	60,962
Mortgage loans	1,481	1,467	1,178	672	435	425
Total assets	90,021	85,014	88,439	79,230	93,606	81,240
Deposits and borrowings	2,441	2,658	2,297	2,100	2,743	2,862
Consolidated obligations	82,287	77,279	80,157	70,857	83,512	72,628
Mandatorily redeemable stock	119	18	127	—	—	—
AHP liability	100	91	82	93	110	105
REFCORP liability	19	14	10	—	14	20
Capital stock	3,730	3,590	3,655	3,639	4,051	3,733
Retained earnings	360	291	223	127	244	177
Equity to asset ratio (2)	4.54%	4.57%	4.38%	4.75%	4.59%	4.81%

	Three months ended		Nine months ended
(dollars in millions)	September 30,		September 30,		Years ended December 31,
Averages	2006	2005	2006	2005	2005	2004	2003	2002	2001
Investments (1)	$19,714	$20,607	$19,060	$19,192	$19,944	$17,642	$19,833	$20,677	$22,017
Advances	68,165	62,359	65,027	64,156	63,446	65,289	70,943	64,210	54,295
Mortgage loans	1,480	1,394	1,467	1,334	1,360	928	527	400	475
Total assets	90,124	85,520	86,245	85,932	85,254	84,344	92,747	86,682	77,972
Deposits and borrowings	1,846	2,036	1,686	2,162	2,112	1,968	2,952	2,908	2,825
Consolidated obligations	82,929	77,977	79,360	78,125	77,629	76,105	81,818	76,907	70,077
Mandatorily redeemable Capital stock	42	68	29	65	56	238	—	—	—
AHP liability	96	86	93	83	84	83	105	107	97
REFCORP liability	10	6	9	6	7	4	2	8	12
Capital stock	3,895	3,608	3,752	3,613	3,604	3,554	4,082	3,768	3,673
Retained earnings	323	258	306	244	251	159	193	204	129

	Three months ended		Nine months ended
	September 30,		September 30,		Year ended December 31,
Operating Results	2006	2005	2006	2005	2005	2004	2003	2002	2001
(dollars in millions, except earnings and dividends per share)
Net interest income (3)	$122	$100	$341	$292	$395	$268	$299	$389	$408
Net income	77	61	215	174	230	161	46	234	285
Dividends paid in cash	54	46	147	115	162	65	164	167	229
AHP expense	9	7	24	20	26	19	5	26	32
REFCORP expense	19	15	54	43	58	40	11	59	71
Return on average equity*	7.29%	6.28%	7.06%	6.01%	5.97%	4.34%	1.08%	5.89%	7.50%
Return on average assets*	0.34%	0.29%	0.33%	0.27%	0.27%	0.19%	0.05%	0.27%	0.37%
Operating expenses	$15	$15	$46	$44	$59	$51	$48	$39	$35
Operating expenses as a percent of average assets*	0.07%	0.07%	0.07%	0.07%	0.07%	0.06%	0.05%	0.04%	0.04%
Earnings per share	$1.97	$1.70	$5.73	$4.81	$6.36	$4.55	$1.12	$6.21	$7.76
Dividend per share	$1.43	$1.26	$4.02	$3.18	$4.50	$1.83	$3.97	$4.51	$6.29
Headcount	225	219	225	219	221	210	206	200	201

(1)	Investments include held-to-maturity securities, available-for-sale securities, interest-bearing deposits, Federal funds, and loans to other FHLBanks.

(2)	Equity to asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.

(3)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

*	Annualized

Critical Accounting Policies and Estimates
The FHLBNY has identified certain accounting policies that it believes are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios; estimating the liabilities for unfunded pension liabilities; and estimating fair values on certain assets and liabilities. The FHLBNY accounts for derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and specifically identifies the hedged assets or liabilities and the associated hedging strategy.
For additional information, refer to the Management’s Discussion and Analysis section that describes the critical accounting policies, and Note 1 to the Financial Statements in the FHLBNY’s Form 10-K filed on March 30, 2006.
Recently Issued Accounting Standards and Interpretations
SFAS 155 — In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140”and permits fair value measurement of any structured note that contains an embedded derivative that would require bifurcation under SFAS 133. This fair value measurement is permitted on an instrument by instrument basis. The Bank continues to evaluate the impact of adopting SFAS No. 155 and has not determined the effect, if any, that the implementation of SFAS 155 will have on its earnings or financial position. The Bank will apply the guidance under SFAS 155 commencing with the first quarter of 2007.
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
The Bank will apply the provisions of SFAS 156 as of January 1, 2007. The Bank is in the process of evaluating the impact of adopting SFAS 156, and implementation of the standard is not expected to have a significant impact on the Bank.
SFAS 157 — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in EITF 02-3 which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount, when measuring instruments traded in an active market at fair value. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value.
SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. SFAS 157 must be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied. The Bank is evaluating the provisions of SFAS 157 and its potential effect on its financial statements.
SFAS 158 — In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires recognition in the Statements of Condition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation, for other postretirement plans, the benefit obligation is the accumulated postretirement benefit obligation.
Upon adoption, SFAS 158 requires the recognition of previously unrecognized actuarial gains and losses and service costs within accumulated other comprehensive income (a component of stockholders’ equity).
For an employer without publicly traded equity securities, SFAS 158 is effective for fiscal year ending after June 15, 2007, with certain disclosure requirements effective for a fiscal year ending after December 31, 2006, but before June 16, 2007. Early adoption is permitted. The FHLBNY considers itself a non-publicly traded enterprise for the purposes of the standard.
Based on information available at December 31, 2005, the Bank would have reduced Accumulated other comprehensive income by approximately $6 million. The actual impact of adopting SFAS 158 will be dependent upon the amount of projected benefit obligation measured as of the adoption date.
In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”
SAB 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet, and to provide consistency between how registrants quantify financial statement misstatements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “roll-over” and “iron curtain” approaches. The roll-over approach quantifies a misstatement based on the amount of the error originating in the current year statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of when the misstatement originated. SAB 108 requires a “dual approach” that requires quantification of errors under both the rollover and iron curtain methods.
The FHLBNY does not expect any impact on the results of operations or financial position as a result of adopting SAB 108.

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
Net income for the third quarter 2006 was $76.8 million, compared with $61.1 million for the comparable quarter in 2005. Net income is after the deduction of AHP and REFCORP assessments, which are a fixed percentage of the FHLBNY’s pre-assessment income. Increase in net income is attributed to increase in net interest income, which grew to $122.4 million for the third quarter of 2006, up from $99.7 million in the comparable quarter in 2005. Net interest income represents the difference between income from interest-earnings assets and interest expense paid on interest-bearing liabilities. The difference, also referred to as net spread, improved by 2.3 basis points to 28.4 basis points in the third quarter of 2006, compared to 26.1 basis points in the same quarter in 2005. Net interest margin, defined as net interest income divided by average earning assets improved by 7.6 basis points to 54.4 basis points in the third quarter of 2006, and is an indicator of increased leverage as well, relative to the third quarter of 2005.
Interest income from advances grew by $356.4 million from the comparable quarter in 2005, principally because of new advances with higher coupons replacing maturing advances in a rising interest rate environment, and partly from increased volume of business in the third quarter. Member demand for advances, in par value, grew during the third quarter to average $68.3 billion from an average of $64.5 billion in the second quarter and $61.7 billion in the third quarter in 2005. In a rising rate environment, the FHLBNY also continued to earn significant income from interest earning assets funded by non-interest bearing capital and other funds. These factors taken together also contributed to the increase in net income.
Acquisition of fixed-rate, held-to-maturity mortgage-backed securities increased during the three months ended September 30, 2006. The Bank purchased $1.1 billion of triple-A rated, agency collateralized mortgage obligations, which had a positive impact on earnings for the quarter. Mortgage-backed securities typically yield higher coupons, compared to other investments allowed under the FHLBNY’s current investment policy. Operating expenses for the three months ended September 30, 2006 were up by $0.6 million, compared with the same period in 2005.

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
Reported net interest income after provisions for credit losses of $122.4 million for the third quarter in 2006 was up 22.7% compared to $99.7 million for the comparable quarter in 2005. For the nine months ended September 30, 2006, net interest income was ahead by 16.9% over the same period in 2005.
The following tables summarize the Bank’s Net interest income and net interest yield and provide an attribution of changes in rates and volumes of the FHLBNY’s interest-earning assets and interest bearing liabilities. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities (dollar amounts in thousands):
Spread/Yield Analysis:

	Three months ended
	September 30, 2006			September 30, 2005
		Interest			Interest
	Average	Income/	Annualized	Average	Income/	Annualized
	Balance	Expense	Rate *	Balance	Expense	Rate *
Earning Assets:
Advances	$68,164,613	$923,797	5.38%	$62,358,969	$567,435	3.61%
Interest-earning deposits	5,968,154	80,752	5.37%	5,717,214	49,958	3.47%
Federal funds sold	2,565,815	34,403	5.32%	4,473,598	39,415	3.50%
Investments	11,179,873	154,232	5.47%	11,095,288	143,973	5.15%
Mortgage loans and other loans	1,482,011	19,214	5.14%	1,394,113	17,790	5.17%

Total interest-earning assets	$89,360,466	$1,212,398	5.38%	$85,039,182	$818,571	3.82%

Funded By:
Consolidated obligations	$82,928,892	$1,065,936	5.10%	$77,977,384	$701,607	3.57%
Interest-bearing deposits and other borrowings	1,887,767	24,042	5.05%	2,119,052	17,210	3.21%

Total interest-bearing liabilities	84,816,659	1,089,978	5.10%	80,096,436	718,817	3.56%

Capital and other non-interest bearing funds	4,543,807	—		4,942,746	—

Total Funding	$89,360,466	$1,089,978		$85,039,182	$718,817

Net Interest Spread		$122,420	0.2843%		$99,754	0.2606%

Net Interest margin (Net interest income/earning assets)			0.544%			0.468%

*	Annualized rate percentages may not calculate accurately due to rounding.

Spread/Yield Analysis:

	Nine months ended
	September 30, 2006			September 30, 2005
		Interest			Interest
	Average	Income/	Annualized	Average	Income/	Annualized
	Balance	Expense	Rate *	Balance	Expense	Rate *
Earning Assets:
Advances	$65,026,664	$2,430,737	5.00%	$64,156,443	$1,542,644	3.21%
Interest-earning deposits	6,199,622	226,847	4.89%	4,922,586	113,078	3.07%
Federal funds sold	2,478,645	92,433	4.99%	3,199,147	74,484	3.11%
Investments	10,381,494	422,429	5.44%	11,817,744	453,790	5.13%
Mortgage loans and other loans	1,467,867	56,805	5.17%	1,334,330	50,536	5.11%

Total interest- earning assets	$85,554,292	$3,229,251	5.05%	$85,430.250	$2,234,532	3.50%

Funded By:
Consolidated obligations	$79,360,013	$2,828,285	4.76%	$78,124,781	$1,896,558	3.25%
Interest-bearing deposits and other borrowings	1,715,551	60,084	4.68%	2,232,432	46,396	2.77%

Total interest- bearing liabilities	81,075,564	2,888,369	4.76%	80,357,213	1,942,954	3.23%

Capital and other non-interest bearing funds	4,478,728	—		5,073,037	—

Total Funding	$85,554,292	$2,888,369		$85,430,250	$1,942,954

Net Interest Spread		$340,882	0.2834%		$291,578	0.2652%

Net Interest margin (Net interest income/earning assets)			0.533%			0.457%

*	Annualized rate percentages may not calculate accurately due to rounding.

Rate and Volume Analysis
The Rate and Volume Analysis presents changes in interest income, interest expense, and net interest income that are due to changes in volumes and rates. The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the FHLBNY’s interest income and interest expense during the three and nine months ended September 30, 2006 and 2005 (dollar amounts in thousands):

	Three months ended
	September 30, 2006 vs. September 30, 2005
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$52,829	$303,533	$356,362
Interest-earning deposits	2,193	28,601	30,794
Federal funds sold	(16,809)	11,797	(5,012)
Investments	1,098	9,161	10,259
Mortgage loans	1,122	302	1,424

Total interest income	$40,433	$353,394	$393,827

Interest Expense
Consolidated obligations	$44,551	$319,778	$364,329
Deposits and borrowings	(1,878)	8,710	6,832

Total interest expense	$42,673	$328,488	$371,161

Changes in Net Interest Income	$(2,240)	$24,906	$22,666

	Nine months ended
	September 30, 2006 vs. September 30, 2005
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$20,924	$867,169	$888,093
Interest-earning deposits	29,335	84,434	113,769
Federal funds sold	(16,775)	34,724	17,949
Investments	(55,151)	23,790	(31,361)
Mortgage loans	5,057	1,212	6,269

Total interest income	$(16,610)	$1,011,329	$994,719

Interest Expense
Consolidated obligations	$29,986	$901,741	$931,727
Deposits and borrowings	(10,742)	24,430	13,688

Total interest expense	$19,244	$926,171	$945,415

Changes in Net Interest Income	$(35,854)	$85,158	$49,304

The following tables summarize key changes in the components of net interest income (dollar amounts in thousands):

	Three months ended
	September 30,
			Dollar	Percentage
	2006	2005	Variance	Variance
Interest Income
Advances	$923,797	$567,435	$356,362	62.80%
Interest-earning deposits	80,752	49,958	30,794	61.64%
Federal funds sold	34,403	39,415	(5,012)	-12.72%
Investments	154,232	143,973	10,259	7.13%
Mortgage loans and other loans	19,214	17,790	1,424	8.00%

Total interest income	$1,212,398	$818,571	$393,827	48.11%

Interest Expense
Consolidated obligations	$1,065,936	$701,607	$364,329	51.93%
Interest-bearing deposits and other borrowings	24,042	17,210	6,832	39.70%

Total interest expense	$1,089,978	$718,817	$371,161	51.63%

Net interest income before provision for credit losses	$122,420	$99,754	$22,666	22.72%

	Nine months ended
	September 30,
			Dollar	Percentage
	2006	2005	Variance	Variance
Interest Income
Advances	$2,430,737	$1,542,644	$888,093	57.57%
Interest-earning deposits	226,847	113,078	113,769	100.61%
Federal funds sold	92,433	74,484	17,949	24.10%
Investments	422,429	453,790	(31,361)	-6.91%
Mortgage loans and other loans	56,805	50,536	6,269	12.41%

Total interest income	$3,229,251	$2,234,532	$994,719	44.52%

Interest Expense
Consolidated obligations	$2,828,285	$1,896,558	$931,727	49.13%
Interest-bearing deposits and other borrowings	60,084	46,396	13,688	29.50%

Total interest expense	$2,888,369	$1,942,954	$945,415	48.66%

Net interest income before provision for credit losses	$340,882	$291,578	$49,304	16.91%

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

The following table summarizes the impact of interest rate swaps on gross interest income and interest expense for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest Income
Gross interest income before adjustment for interest rate swaps	$1,125,976	$895,618	$3,080,110	$2,576,538
Net interest adjustment for interest rate swaps	86,422	(77,047)	149,141	(342,006)

Total interest income reported	$1,212,398	$818,571	$3,229,251	$2,234,532

Interest Expense
Gross interest expense before adjustment for interest rate swaps	$990,262	$705,367	$2,663,725	$1,959,911
Net interest adjustment for interest rate swaps	99,716	13,450	224,644	(16,957)

Total interest expense reported	$1,089,978	$718,817	$2,888,369	$1,942,954

Third quarter 2006 net interest income continued to benefit from maturing long-term advances that were replaced by new advances at higher coupons in a higher rate environment and from new pricing initiated during 2004. Yield from advances on a reported, swapped out basis improved by 177 basis points while the overall cost of funding increased by 154 basis points during the third quarter in 2006 compared to the third quarter in 2005. The impact of swapping fixed- for floating-interest rate in which the FHLBNY pays out fixed-rate and receives LIBOR-indexed cash flows in an interest rate swap agreement was a positive contribution of $86.4 million in the third quarter of 2006 compared to a negative impact of $77.0 million in the third quarter of 2005. Prepayment fees recorded were not significant. On a nine month basis reported yield from advances improved by 179 basis points while overall cost of funds increased by 153 basis points. Reported prepayment fees, included in interest income from advances were $7.2 million and $6.5 million for the nine months ended September 30, 2006 and 2005. The FHLBNY generally requires advances with a maturity or repricing period greater than nine months to carry a fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Prepayment fees associated with hedged advances are recorded in interest income. The impact of pay-fixed interest-rate swaps and receives LIBOR-indexed cash flows was a positive $149.1 million during the three quarters in 2006 in contrast to a net expense of $342.0 million in the comparable period in 2005.
In the three months ended September 30, 2006, interest income from investments comprised of held-to-maturity mortgage-backed securities and housing finance agency bonds increased from the comparable quarter in 2005 due to the acquisition of MBS at higher coupons in a higher rate environment in the third quarter of 2006. Prepayment fees received from prepayment of commercial mortgage-backed securities (“CMBS”) were $1.0 million and $4.8 million for the three months ended September 30, 2006 and 2005.
On a nine month basis, interest income from investments declined by $31.4 million in 2006 over the comparable period in 2005 principally because of lower investment levels of MBS in earlier quarters of 2006. The impact of lower investment volume was partially offset by acquisitions of higher coupon securities in a higher rate environment. Fees from prepayments of CMBS reported in interest income from investments were $4.4 million and $10.4 million for the nine months ended September 30, 2006 and 2005.
Interest income from short-term certificates of deposit and interest-earning cash pledged with derivatives counterparties increased by $30.8 million and $113.8 million for the three and nine months ended

September 30, 2006 over the comparable quarters in 2005. Increased income was principally from the general increase in short-term interest rates in 2006 compared to 2005.
Interest income from Federal funds sold declined in the three months ended September 30, 2006 compared to the same period in 2005 from lower volume of Federal funds activity that was partly offset by higher short-term rates in 2006.
During the three months ended September 30, 2006, total interest expense on debt securities (consolidated obligation bonds and discount notes) increased by $364.3 million over the comparable period in 2005, principally because of an increase in the general interest rate environment as well as issuance of longer-term debt securities during the third quarter, including $1.1 billion of 30-year debt. The net impact of accruals of receive-fixed interest-rate swaps and pay-LIBOR indexed cash flows associated with qualifying debt hedges increased debt expense by $99.7 million and $13.5 million for the three months ended September 30, 2006 and 2005. On a nine-month basis, debt expense increased by $931.7 million, principally because of increased issuance of medium and shorter-term securities. In a somewhat downward sloping yield curve, the short-end of the yield curve may be relatively more expensive. The impact of accruals of receive-fixed rate and pay LIBOR-indexed cash flows for the nine months ended September 30, 2006 was to increase expense by $224.6 million, in contrast to a reduction of expense of $17.0 million in the comparable period in 2005.
In a rising interest rate environment, deployment of capital, retained earnings and net non-interest bearing liabilities, defined as deployed capital, provided the FHLBNY with significant income. As an illustration, an average of $4.5 billion in deployed capital earned an estimated yield of 5.38%, the reported annualized yield on aggregate interest-earning assets for the three months ended September 30, 2006, in contrast to a similar yield of 3.82% on a higher average deployed capital of $4.9 billion for the comparable period in 2005. As a result, deployed capital made a stronger contribution to net interest income in the three months ended September 30, 2006 compared to the same period in 2005.
Non-Interest Income
The following table summarizes non-interest income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Other income (loss):
Service fees	$878	$990	$2,541	$3,178
Net realized and unrealized gain (loss) on derivatives and hedging activities	575	(728)	5,675	(5,058)
Losses from extinguishment of debt and other	(2,510)	(549)	(6,750)	(5,735)

Total other income (loss)	$(1,057)	$(287)	$1,466	$(7,615)

Service fees were derived primarily from providing correspondent banking services to members, and fees earned on standby letters of credit.
For the three months ended September 30, 2006, the FHLBNY reported $0.6 million in net realized and unrealized gains from hedging activities compared to a loss of $0.7 million in the comparable period in 2005.

Net realized and unrealized gains and losses from hedging activities were typically determined by changes in the benchmark interest rate (designated as LIBOR by the FHLBNY) and the degree of ineffectiveness of hedging relationships between the change in the fair value of derivatives and change in the fair value of the hedged assets and liabilities attributable to changes in benchmark interest rates. The primary components of reported gains and losses are explained below.
For the three months ended September 30, 2006, reported gains of $0.6 million comprised of the following: Changes in the benchmark interest rate and implied volatilities of interest rates (i.e., market's expectation of potential changes in future interest rates) of qualifying fair value hedges using receive-fixed, pay-variable swaps resulted in net unrealized and realized losses of $7.3 million on average notional of $44.0 billion of such hedges; net realized and unrealized gains from qualifying fair value hedges using pay-fixed, receive-variable swaps were less volatile, and reported ineffectiveness, including amortization of basis adjustments, contributed a gain of $1.4 million; realized and unrealized gains from economic hedges contributed a gain of $5.1 million. In addition, gains of $1.4 million were recorded from net accruals associated with purchased options designated as economical hedges.
For the nine months ended September 30, 2006, the FHLBNY reported a net gain of $5.7 million from hedging activities, in contrast to a net loss of $5.1 million for the comparable period in 2005. In the second quarter of 2006, the FHLBNY refined its estimation process for the valuation of hedged consolidated bonds and recorded a gain of $7.0 million in that quarter that was substantially the result of the refinement of the methodology.
During the three months ended September 30, 2006, the FHLBNY retired $35.0 million of consolidated obligation debt at a cost that exceeded book value by $2.5 million. Debt retired during the nine months ended September 30, 2006 and 2005 totaled $283.0 million and $189.5 million at a cost that exceeded book value by $6.8 million and $7.3 million, respectively. Debt retired was principally associated with prepayments of MBS and advances.
Non-Interest Expense
Operating expenses include the administrative and overhead costs of operating the Bank and operating costs of providing advances, managing the investment portfolios, and providing correspondent services. The FHLBanks fund the costs of the Office of Finance, a joint office of the FHLBanks that facilitates issuing and servicing the consolidated obligations of the FHLBanks, preparation of the combined quarterly and annual financial reports, and certain other functions. The FHLBanks are also assessed the operating expenses of the Finance Board, the regulator of the FHLBanks.
The following table sets forth the principal components of other expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Other expenses:
Operating	$15,438	$14,847	$46,108	$43,836
Finance Board and Office of Finance	1,288	1,310	3,562	4,207

Total other expenses	$16,726	$16,157	$49,670	$48,043

The following table summarizes the major categories of operating expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Salaries and employee benefits	$9,847	$9,514	$29,409	$28,390
Occupancy	930	908	2,824	2,632
Depreciation and leasehold amortization	861	1,035	2,901	3,105
Computer service agreements and contractual services	753	855	3,360	2,939
Professional fees	1,450	859	2,555	2,183
Legal	214	245	641	735
Other	1,383	1,431	4,418	3,852

Total operating expenses	$15,438	$14,847	$46,108	$43,836

Consulting services primarily associated with enhancements required under provisions of Section 404 of the Sarbanes Oxley Act were the primary cause of the increase in professional and other fees. Staff additions in financial reporting, general increases in salaries, payroll and medical costs were the primary causes of the increases in salaries and employee benefits expenses.
Assessments
Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program and to satisfy its Resolution Funding Corporation assessment. These are more fully described under the section “Tax Status” in Notes to Financial Statements.
For the three and nine months ended September 30, 2006, the FHLBNY accrued $19.2 million and $53.7 million towards its expense obligations to the Resolution Funding Corporation, compared to accruals of $15.3 million and $43.5 million in the comparable periods in 2005. The Affordable Housing Program accrual expense was $8.6 million and $24.0 million for the three and nine months ended September 30, 2006, compared to $6.9 million and $19.6 million for the comparable periods in 2005. Assessments are analogous to a tax on income and the increase reflects the increase in pre-assessment income for the three and nine months ended September 30, 2006 compared to the same periods in 2005.

Financial Position — Assets, Liabilities and Shareholders’ Capital
Total balance sheet assets at September 30, 2006 stood at $90.0 billion, up $5.0 billion from $85.0 billion at December 31, 2005. Interest-bearing deposits, comprised principally of short-term certificates of deposit issued by highly-rated financial institutions, were down to $5.5 billion at September 30, 2006, compared to $8.7 billion at December 31, 2005. Investments in Federal funds, mainly overnight, were $4.6 billion at September 30, 2006, up from $2.9 billion at December 31, 2005. The FHLBNY has begun to selectively increase its acquisition of MBS to increase its held-to-maturity portfolio, and to replace paydowns and maturing securities. Investments in MBS increased to $10.7 billion at September 30, 2006, compared with $10.1 billion at June 30, 2006, $9.1 billion at March 31, 2006 and $8.6 billion at December 31, 2005, an indication of the selective nature of acquisitions of MBS. Outstanding investments in state and housing bonds have declined to $0.7 billion, down from $1.0 billion at December 31, 2005, and are reported as held-to-maturity securities in the Statements of Condition.
Reported book value of advances was $66.5 billion at September 30, 2006, up from $61.9 billion at December 31, 2005. Reported book value at September 30, 2006 included a basis adjustment of $120.0 million, representing unrealized fair value gains, compared to $207.7 million at December 31, 2005. Unrealized gains and losses represent changes in the fair values of hedged advances under the provisions of hedge accounting rules. Par amount of advances, a better measure of demand, was $66.4 billion at September 30, 2006, up from $61.7 billion at December 31, 2005. Demand for advances, measured in par amounts, has averaged $68.3 billion during the third quarter in 2006, and $65.1 billion, on a nine-month average basis in 2006.
The FHLBNY continued to rely primarily on consolidated obligation bonds and discount notes to fund its assets. Bonds at September 30, 2006 funded 71.8% of assets, and discount notes funded 19.7%; the comparable percentages at December 31, 2005 were 66.8% for bonds and 24.1% for discount notes, indicative of a slightly modified funding strategy.
Mandatorily redeemable capital, representing mainly activity-based capital stock in support of advances held by non-members, aggregated $119.0 million at September 30, 2006, and increased by $100.9 million from December 31, 2005. Four members were acquired by non-members during the nine months ended September 30, 2006, and capital stock aggregating $230.9 million was reclassified to a liability. These additions to mandatorily redeemable capital were offset by redemption of excess stock of all non-members when their advance borrowings matured or prepaid during the nine months ended September 30, 2006. Excess activity stock of non-members and members are redeemed daily. Excess membership stock and membership stock held by non-members are typically redeemed annually.
Capital stock at September 30, 2006 stood at $3.7 billion, up from $3.6 billion at December 31, 2005. There was no excess stock at September 30, 2006 or at December 31, 2005. Retained earnings grew to $359.8 million at September 30, 2006, up from $291.4 million at December 31, 2005.

Advances
The FHLBNY’s primary business is making collateralized loans, known as “advances”, to members.
Advances — By type
The following table summarizes advances by product types (dollars in thousands):

	September 30, 2006		December 31, 2005
		Percentage		Percentage
	Amounts	of total	Amounts	of total
Adjustable Rate Credit — ARCs	$13,032,479	19.64%	$13,545,279	21.95%
Fixed Rate Advances	29,972,491	45.17%	25,652,854	41.58%
Repurchase (Repo) Agreement Advances	13,265,038	19.99%	15,564,415	25.23%
Short-Term Advances	7,599,107	11.45%	4,163,555	6.75%
Mortgage Matched Advances	809,918	1.22%	913,534	1.48%
Overnight Line of Credit (OLOC) Advances	1,551,397	2.34%	1,751,168	2.84%
All other categories	126,771	0.19%	102,502	0.17%

Total par value of advances	66,357,201	100.00%	61,693,307	100.00%

Discount on AHP Advances	(545)		(624)
Net premium on advances	648		1,122
SFAS 133 hedging adjustments	120,007		207,729

Total	$66,477,311		$61,901,534

Reported book value of advances stood at $66.5 billion at September 30, 2006 up from $61.9 billion at December 31, 2005. Reported book value includes fair value basis adjustments resulting from changes in the benchmark rates of hedged advances under the provisions of SFAS 133. Par amount of advances is a better measure of economic demand from members. The analysis and discussions that follow exclude the impact of SFAS 133 fair value basis adjustment because changes in valuations do not reflect demand for advances. The fair value is influenced principally by changes in interest rates and the level of hedging activity, factors that do not illustrate economic demand for advances by members.
The growth or decline in advances reflects demand by members for both short-term liquidity and term funding. Demand may also be influenced by the FHLBNY’s dividend payout rate to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership stock and activity stock. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by members of another FHLBank or another non-member, they no longer qualify for membership in the FHLBNY, and the FHLBNY may not offer advances to non-members. Consequently upon merger, maturing advances may not be replaced, and has an immediate impact on short-term and overnight lending. For more information, reference should be made to Note 6 — Capital, Capital Ratios, and Mandatorily Redeemable Capital Stock.
Reported par amount of advances during the three months ended September 30, 2006 displayed uneven trends. In July 2006, aggregate advances reached $70.0 billion, a high-water mark for advances in recent years and a little short of the record achieved in June 2003. The increase was concentrated among a very small numbers of members that substantially increased their demand for short-term fixed, convertible borrowings and floating rate borrowings. Some of these borrowings were ultimately paid down by September 30, 2006. During the third quarter of 2006, member prepayment activity also contributed to the decline from the peak in July 2006. In aggregate, members prepaid $1.5 billion during the quarter ended September 30, 2006.
In September 2006, one member merged with a member of another FHLBank and in compliance with Finance Board rules, the FHLBNY’s regulator, and $2.4 billion in short-term, fixed and floating rate advances were not renewed at maturity on the merger date. This former member has another $1.6 billion in term borrowings that remain on the FHLBNY’s books at September 30, 2006.
Fixed-rate advances are the largest category of advances. Demand for Fixed-rate advances was strong during first three quarters of 2006 and the outstanding amounts steadily increased from $25.7 billion at December 31, 2005 to $30.0 billion at September 30, 2006, an increase of $4.3 billion. Within this category, the largest increase was in member demand for fixed-rate putable advances. Fixed-rate, putable advances are competitively priced where the FHLBNY has purchased the option from the member to put the advance back to borrowers (members) at predetermined exercise dates. This feature lowers the member’s cost of the advance. These advances are known as “convertible” or “putable” advances. Growth in putable advances is largely attributable to the borrowing preference of a small number of members that are experiencing strong asset growth.
Repurchase (Repo) agreement advances were once the second largest category of advances. Over the years demand has declined primarily due to changes in pricing. Demand for Repo advances and short-term fixed-rate advances fluctuates with members’ needs for short-term funding, the availability of collateral and competitive pricing. Repo advances are collateralized by eligible securities, which are typically mortgage-backed securities, Agency-issued debentures, and U.S. Treasury securities. Repo advances may be structured as “bullets” or with a put option by which the FHLBNY may put the advance after a predetermined lockout period. During the quarter ended September 30, 2006, demand declined further as one borrower reduced its inventory of eligible securities for collateralization of the advances, and further shrinkage resulted. The category has steadily declined over the first nine months in 2006. The largest component of the decline in the Repo advance category was Repo convertible with the put feature as members chose not to replace advances that were put or matured with new Repo convertible funding.
Adjustable-Rate Credit Advances (“ARC Advances”) is a significant category of advances that are in demand by FHLBNY members. Demand has been uneven during the year. During the first two quarters in 2006, the outstanding amounts were generally at the $14.1 billion level, slightly ahead of $13.6 billion at December 31, 2005. Despite the booking of a new $1.0 billion ARC advance with one member in July 2006, the category declined to $13.0 billion later in the quarter as a result of prepayments and maturities. ARC advances are medium- and long-term lending and are typically indexed to LIBOR or Federal funds rates. Approximately $0.6 billion of ARC advances are indexed to the Federal funds rate, reprice daily, and will mature by December 31, 2006. One $0.4 billion ARC is indexed to U.S. Prime rate, maturing in 2010. The remaining ARC advances are indexed to LIBOR, principally 3-month LIBOR.
Member demand for short-term, fixed rate advances have also been uneven during the nine months ended September 30, 2006. During most of the first two quarters of 2006, demand was below the aggregate balance of $4.2 billion at December 31, 2005. Since then the action of a few borrowers explain the substantial run-up in this category in early September 2006 and outstanding balances peaked at $9.3 billion. One member replaced a substantial amount of repo borrowings with short-term advances. In a flat yield curve environment, most members appear to prefer shorter-term assets funded with short-term advances. Demand has since retreated mainly because of the run-offs from merger activity in September 2006 and outstanding balance in this category was down to $7.6 billion at September 30, 2006, but well above the level of $4.2 billion at December 31, 2005.
Fair value basis adjustments represented net unrealized gains of $120.0 million compared to net unrealized losses of $339.9 million at June 30, 2006, and net unrealized gains of $207.7 million at

December 31, 2005. Certain fixed-rate advances are hedged by interest rate derivatives, principally interest rate swaps, effectively converting the fixed-rate exposure of the FHLBNY to a variable rate exposure, generally indexed to 3-month LIBOR. Fair value basis changes represent unrealized gains or losses of hedged advances principally from changes in LIBOR rates and to a lesser extent from amortization of previous adjustments. The FHLBNY has adopted LIBOR rates (adjusted for credit spreads) as a discounting base for computing changes in fair values of hedged advances. Decline in net unrealized gains, compared to December 31, 2005, illustrates the fact that in a rising rate environment, the fair values of fixed-rate advances will decline. Unrealized gains and losses represented by the fair value basis adjustments were almost entirely offset by fair value unrealized losses and gains of the derivatives associated with the fair value hedges.
On March 12, 2006, Capital One Financial Corporation (“Capital One”) and North Fork Bank corporation, Inc (“North Fork”) announced a definitive agreement under which Capital One will acquire North Fork. Capital One is a holding company of certain financial institutions that are members of other FHLBanks. North Fork is a member of the FHLBNY.
Under Finance Board rules, when North Fork is acquired by Capital One and the charter dissolved, North Fork will be considered a non-member for the purpose of being eligible for additional borrowings. The FHLBNY may not advance additional funds to North Fork, but may allow existing advances to mature or be liquidated in an orderly manner. Under that scenario, the accounting provisions of SFAS 150 will require the FHLBNY to reclassify to a liability stock held by North Fork. At September 30, 2006, the par amount of advances outstanding to North Fork aggregated $7.9 billion, of which $5.8 billion is scheduled to mature by December 31, 2006, $375.0 million within a year, and the remaining $1.7 billion by September 30, 2016; interest income derived from North Fork amounted to $108.0 million and $225.1 million for the three and nine months ended September 30, 2006. Capital stock held by North Fork at September 30, 2006 aggregated $432.2 million.

Investments
The FHLBNY acquires investments authorized by Finance Board policies and regulations, and it maintains substantial investments in high-quality, short- and intermediate-term financial instruments. At September 30, 2006 and December 31, 2005, the FHLBNY’s investments consisted of investment securities classified as held-to-maturity, interest-bearing deposits, bank certificates of deposits, and Federal funds sold. During 2005, the FHLBNY also had an available-for-sale portfolio comprised of variable rate mortgage-backed securities, all of which were sold in 2005, and there were no securities owned in the available-for-sale portfolio at September 30, 2006 or December 31, 2005.
The following table summarizes changes in investment by category (including held-to-maturity securities) between December 31, 2005 and September 30, 2006 (dollars in thousands):

			Dollar	Percentage
	September 30, 2006	December 31, 2005	Variance	Variance
State and local housing agency obligations	$654,287	$992,578	$(338,291)	-34.08%
Mortgage-backed securities	10,713,318	8,573,863	2,139,455	24.95%

Total investment securities	11,367,605	9,566,441	1,801,164	18.83%

Interest-bearing deposits	5,494,816	8,699,107	(3,204,291)	-36.83%
Federal funds sold	4,590,000	2,925,000	1,665,000	56.92%

Total investments	$21,452,421	$21,190,548	$261,873	1.24%

Held-to-maturity Securities
Mortgage-backed securities (“MBS”) constituted the predominant component of the held-to-maturity securities. All mortgage-backed securities were rated triple-A by a nationally recognized statistical rating organization. Limits for adding to the MBS portfolio are defined by Finance Board regulations, which allow the FHLBNY to purchase MBS up to 300% of regulatory capital; actual leverage was 250% at September 30, 2006. Market conditions for purchasing MBS have improved, relative to last year and the early part of this year, and purchases, while selective, have resumed. As a percentage of total assets, MBS accounted for 11.9% at September 30, 2006, an increase over the 10.1% ratio at December 31, 2005.
During the three months ended September 30, 2006, the Bank purchased $1.1 billion of triple-A rated, agency collateralized mortgage obligations, which are supported by agency pass-through securities. In the same period, paydowns of fixed-rate MBS were $468.5 million. Held-to-maturity MBS includes floating-rate MBS. The floating-rate portfolio has been allowed to decline to $295.0 million at September 30, 2006 compared to $542.0 million at December 31, 2005. No acquisitions have been made to offset paydowns of floating-rate MBS.
The Bank has continued to remain selective in its purchases of MBS. While the Finance Board regulations allow the FHLBNY to purchase MBS up to 300% of capital, the FHLBNY decided to forgo the relatively higher income stream from MBS and opted instead to take a conservative posture with respect to acquisition of mortgage- and asset-backed securities. MBS as a percentage of capital, as defined by Finance Board regulations, stood at 250% at September 30, 2006, a small increase over the 220% at December 31, 2005, but well within the 300% limit.

On a nine month basis, acquisitions of MBS have been restrained as management did not believe market conditions and pricing of MBS, particularly during the early months of 2006 were favorable. Acquisitions during the nine month period ended September 30, 2006 aggregated $3.6 billion, while paydowns in the same period were $1.5 billion. Market conditions for acquisition improved during the third quarter and provided the opportunity for adding high-quality, Agency-issued MBS.
Estimated fair values of mortgage-backed securities in an unrealized loss position were below book value at September 30, 2006 and December 31, 2005 by $141.2 million and $125.8 million, respectively. These unrealized losses were partially offset by securities in an unrealized gain position aggregating $66.8 million and $72.9 million at September 30, 2006 and December 31, 2005, respectively. Fair values of about 95% of held-to-maturity mortgage-backed securities at September 30, 2006 and December 31, 2005, were priced using data provided by specialist securities pricing services. The remaining 5% were based on securities dealers’ market values or derived from quoted market prices of similar mortgage securities.
The FHLBNY’s remaining held-to-maturity investments at September 30, 2006 consisted of $654.3 million in housing-related obligations of state and local governments and their housing agencies. The outstanding balance was down from $992.6 million at December 31, 2005. These obligations carried a rating of double-A or higher. Fair values of the investments were priced based on securities’ market values or derived from quoted prices of similar securities. Substantially, all of the state and local housing agency bonds were in an unrealized gain position at September 30, 2006 and December 31, 2005. Fair values of fixed-rate securities are affected by changes in market interest rates.
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
Investments in short-term and overnight assets
Interest-bearing deposits at September 30, 2006 and December 31, 2005 comprised of short-term certificates of deposits issued by prime banks, and cash collateral pledged to derivative counterparties in compliance with bilateral credit-support agreements.
The Bank also invests in term and overnight Federal funds sold.
Money-market investments - At September 30, 2006, interest-bearing deposits including investments in certificates of deposits, all maturing within twelve months, totaled $5.5 billion, down from $8.7 billion at December 31, 2005. Investments in certificates of deposit declined with the increased investments in Federal funds sold and acquisition of MBS.
Cash collateral pledged — At September 30, 2006, cash deposits pledged by the FHLBNY to derivative counterparties declined in parallel with the decline in the fair value exposure of FHLBNY’s derivatives positions from the perspective of derivatives counterparties. The pledged balances, all interest-earning cash deposits, were $70.7 million at September 30, 2006 compared to $244.8 million at December 31, 2005.
Federal funds sold — Federal funds sold at September 30, 2006 stood at $4.6 billion, up from $2.9 billion at December 31, 2005. The FHLBNY maintains a significant portfolio of highly liquid Federal funds as a means to ensure liquidity for its members borrowing needs. Historically, the FHLBNY has been a major provider of Federal funds, allowing the FHLBNY to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands. Both short- and long-term investments are used by the FHLBNY to generate additional returns on capital for its members.
Mortgage Loans Held-for-Portfolio
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2006		December 31, 2005
	2006	Percentage	2005	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$588,282	39.9%	$596,236	40.8%
Fixed long-term single-family mortgages	879,651	59.6%	853,738	58.5%
Multi-family mort gages	6,795	0.5%	6,859	0.5%
Non-residential mortgages	—	—	2,713	0.2%

Total par value	1,474,728	100.0%	1,459,546	100.0%

Net unamortized premiums	13,468		14,789
Net unamortized discounts	(6,482)		(6,381)
Basis adjustment	(267)		(429)

Total mortgage loans held-for-portfolio	1,481,447		1,467,525

Allowance for credit losses	(583)		(582)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,480,864		$1,466,943

The total portfolio of mortgage loans was comprised principally of investments in Mortgage Partnership Finance loans (“MPF”). Community Mortgage Asset loans (“CMA”), which has not been active since 2001 and has declined steadily over time, aggregated $6.8 million and $9.7 million at September 30, 2006 and December 31, 2005, respectively. During the three months ended September 30, 2006, the FHLBNY added $64.5 million in new MPF loans, compared with $45.0 million in the second quarter of 2006. Paydowns of all loans, including CMA, were $41.4 million during the second quarter of 2006 compared with $43.0 million for the third quarter of 2005. The FHLBNY does not expect the MPF loans to increase substantially, and provides this product to its members as another alternative for members to sell their mortgage production.
Deposit Liabilities
Member deposits — At September 30, 2006, the FHLBNY’s deposit liabilities were comprised of demand and other term deposits predominantly from members with the remainder from eligible entities. Deposits at September 30, 2006 aggregated $2.4 billion, compared to $2.7 billion at December 31, 2005. Member deposit balances are typically higher at quarter-end dates. The average demand deposit balances for the second and the third quarter in 2006 were $1.8 billion.
The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature, with the majority maintained in demand accounts that re-price daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits .
Cash collateral held — Cash collateral pledged to the FHLBNY by derivatives counterparties at September 30, 2006 was $34.1 million compared to $7.3 million at December 31, 2005. Derivatives counterparties are required by agreement to pledge to the FHLBNY collateral to cover the Bank’s credit exposure, in the event of counterparty default. From the perspective of the FHLBNY, its exposure is represented by derivatives in an unrealized gain position.
Consolidated Obligations and Debt Financing Activity
The primary source of funds for the FHLBNY continued to be through issuance of consolidated obligation bonds and discount notes, together referred to as consolidated obligations.
Reported amounts of consolidated obligations financed 91.4% of total assets at September 30, 2006, compared to 91.7% at June 30, 2006, and 90.9% at December 31, 2005. These ratios have been substantially unchanged over the years, indicative of the stable funding strategy pursued by the FHLBNY.
The reported carrying value of hedged consolidated debt is adjusted for changes in their fair value basis adjustments that are attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for consolidated obligation debt in the Statements of Condition included hedging fair value basis adjustments of $194.4 million in unrealized gains at September 30, 2006, compared to $375.9 million at December 31, 2005. Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the value and implied volatility of call options of callable bonds. The fair value basis typically shows market value gains when interest rates rise. Unrealized gains associated with hedged debt were almost entirely offset by unrealized losses associated with the interest rate swaps that hedged the consolidated obligation bonds at September 30, 2006 and December 31, 2005. At September 30, 2006 and December 31, 2005 there were no consolidated obligation discount notes that were hedged, although during 2005, the FHLBNY management executed discount note hedges from time to time in amounts that were not significant.
Consolidated obligation bonds – types
The following summarizes types of bonds issued and outstanding (in thousands):

	September 30, 2006	December 31, 2005
Fixed-rate, Non-callable	$38,517,030	$34,113,135
Fixed-rate, callable	17,575,500	15,687,300
Step Up, callable	5,088,000	6,443,000
Single-index floating rate	3,624,500	875,000

Total par	64,805,030	57,118,435

Bond premiums	24,575	48,547
Bond discounts	(36,425)	(19,244)
SFAS 133 fair value adjustments	(194,432)	(375,885)
Deferred net gains on terminated hedges	(2,255)	(3,231)

Total carrying value	$64,596,493	$56,768,622

During the three months ended September 30, 2006, the market for FHLBank debt remained healthy permitting the FHLBNY to issue debt at its targeted funding costs. The Bank issued $1.1 billion in fixed-rate, 30-year debt in July; the debt issuance changed the relative mix during the quarter towards longer-term debt to fund long-term advances and MBS. During the third quarter, the funding mix between use of consolidated obligation discount notes and consolidated obligation bonds changed somewhat as well, as the FHLBNY reduced its reliance on discount notes, which have maturities ranging from overnight to 365 days, and opted instead to increase issuances of floating rate, LIBOR- indexed bonds. Floating rate bonds have not been extensively used in recent years principally because of unfavorable pricing compared to the pricing of discount notes and callable-fixed-rate bonds with associated fix-to-floating interest rate swaps. During the three months ended September 30, 2006, the FHLBNY increased its issuance of floating rate bonds and the outstanding balance of floating rate debt stood at $3.6 billion, compared to $0.9 billion at June 30, 2006 and December 31, 2005. The use of callable, step-up bonds has steadily declined during the year and par amount of outstanding debt was $5.1 billion at September 30, 2006, compared to $5.6 billion at June 30, 2006 and $6.4 billion at December 31, 2005. This is explained by two factors. First, in a flat- to- inverted yield curve interest rate environment, step-up debt structure was relatively unattractive in the market place; and, second, redemption activity for the FHLBNY of its callable step-up bonds increased during 2006 in parallel with the calls on the associated interest rate swaps.
The relative mix of fixed-rate, callable and non-callable debt remained almost unchanged over the year, although issuance of non-callable, fixed-rate debt increased in the third quarter of 2006 compared to the previous quarter. Par amount of fixed-rate, non-callable debt stood at $38.5 billion or 59.4% of par amounts of all debt outstanding at September 30, 2006, much in line with $35.6 billion or 59.6% at June 30, 2006, and $34.1 billion or 59.7% at December 31, 2005. Fixed-rate, callable debt declined as a percentage of all debt outstanding at September 30, 2006. Par amount outstanding at September 30, 2006 was $17.6 billion or 27.2% of par amounts of all debt, slightly below 29.5% at June 30, 2006, and 27.5% at December 31, 2005.
The FHLBNY has made an adjustment to its funding tactics, primarily in the third quarter of 2006; however, the overall funding strategy remained unchanged.
•	The FHLBNY continued to fund its assets through the use of consolidated obligation bonds and to a lesser extent by consolidated obligation discount notes. Par amounts of consolidated obligation bonds, unadjusted for changes in fair values, aggregated $64.8 billion at September 30, 2006, compared with $57.1 billion at December 31, 2005. Principal amount of discount notes outstanding, representing amortized cost, aggregated $17.7 billion at September 30, 2006 compared to $20.5 billion at December 31, 2005.

•	Consolidated obligation bonds issued and outstanding at September 30, 2006 and December 31, 2005 were primarily fixed-rate debt. However, the FHLBNY makes extensive use of derivatives to restructure interest rates on consolidated obligation bonds, both callable and non-callable, to better match its members’ funding needs, and also reduce funding costs. The FHLBNY converts at the time of issuance, certain simple fixed-rate bullet and callable bonds into a floating-rate bond with the simultaneous execution of interest rate swaps that will convert the cash flows of the fixed-rate bond to conventional adjustable rate instruments tied to an index, typically LIBOR. Of the par amount of $64.8 billion of bonds outstanding at September 30, 2006, the aggregate notional amount of swapped out debt stood at $44.8 billion, or 69.1% of total par amount of consolidated obligation debt. The comparable amount of hedged debt at December 31, 2005 was $38.1 billion, or 66.7%. The FHLBNY also uses derivatives to manage the risk arising from changing market prices and volatility of a fixed coupon bond by matching the cash flows of the bond to the cash flows of the derivative, and making the FHLBNY indifferent to changes in market conditions. Except when issued to hedge and fund MBS, callable bonds are typically hedged by an offsetting derivative with a mirror-image call option with identical terms.

•	The funding mix between the use of fixed-rate non-callable and callable debt has been relatively stable. At September 30, 2006, callable, fixed-rate bonds constituted $17.6 billion, or 27.2% of par value of bonds, compared to $15.7 billion, or 27.5% at December 31, 2005. Callable debt and the associated interest rate swap provided funding for short-term assets. Call options on swapped bonds are typically exercised when the swap counterparty exercises its call option on the swap. Call options on unswapped bonds are generally exercised when the bond can be replaced at a lower economic cost. Thus, the issuance of a callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that will be significantly shorter than the contractual maturity.

•	The FHLBNY may also attempt to issue callable debt to match the estimated prepayment characteristics of mortgage-backed securities and mortgage loans held-for-portfolio. As estimated lives and prepayment speeds of MBS and mortgage loans change with changes in the interest rate environment, it is also likely that the call exercise feature of callable debt will also shorten or lengthen the effective lives of the debt with changes in the interest rate environment, thereby achieving an offset to the prepayment options of MBS and mortgage loans.
Consolidated Obligation bonds by maturity
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
Maturity	Amount	Rate	Amount	Rate
1 year or less	$26,365,210	4.30%	$21,715,080	3.57%
over 1 year through 2 years	22,804,750	4.59%	15,632,185	3.83%
over 2 years through 3 years	6,114,020	4.57%	11,266,170	4.19%
over 3 years through 4 years	3,007,750	4.50%	2,690,100	4.06%
over 4 years through 5 years	1,967,700	4.89%	2,250,700	4.35%
over 5 years through 6 years	598,000	4.71%	931,500	4.56%
Thereafter	3,947,600	5.32%	2,632,700	5.09%

Total par value	64,805,030	4.52%	57,118,435	3.90%

Bond premiums	24,575		48,547
Bond discounts	(36,425)		(19,244)
SFAS 133 fair value adjustments	(194,432)		(375,885)
Deferred net gains on terminated hedges	(2,255)		(3,231)

Total carrying value	$64,596,493		$56,768,622

The contractual maturity profile of the consolidated obligation debt outstanding at September 30, 2006 has not changed significantly from December 31, 2005. Par amount of bonds maturing within the next three years represented 85.3% of the total par amount of all bonds outstanding at September 30, 2006, compared to 85.1% at December 31, 2005.

Discount notes
The following summarizes discount notes issued and outstanding (dollars in thousands):

			Weighted
	Book	Par	Average
	Value	Value	Interest Rate
September 30, 2006	$17,690,133	$17,759,905	5.05%

December 31, 2005	$20,510,525	$20,651,191	4.05%

Discount notes, which have maturities of one year or less, were mostly utilized in funding short-term advances, some long-term advances as well as held-to-maturity and money market investments.
The use of the short-term, discount notes as a funding vehicle has been uneven through the nine months ended September 30, 2006. Its relative use declined through the first quarter; increased during the second quarter and declined in the third quarter of 2006 as maturing discount notes were replaced by floating-rate debt and callable, fixed-rate debt. The discount note financing ratio, defined as the ratio of reported book value of discount notes to total assets at September 30, 2006 was 19.7%, compared to 24.1% at December 31, 2005.
The relative decrease in usage reflected comparative pricing of discount notes relative to alternative short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms. The importance of the instrument in day-to-day funding operations is best illustrated by measuring the annual cash flows generated by discount note issuances. For the nine months ended September 30, 2006, the FHLBNY issued $481.4 billion and retired $484.2 billion in discount notes. In the same period, cash flows from issuance of consolidated obligation bonds were only $26.4 billion. Contrasting transaction volumes between bonds and discount notes provides an indication that discount notes continue to be an important source of short-term funding.
Mandatorily Redeemable Stock
The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions.
At September 30, 2006, total mandatorily redeemable stock was $119.0 million, up from $18.1 million at December 31, 2005. These balances represented stocks held by non-members and former members who are no longer members by virtue of being acquired by non-members. Such stock will be repaid when the stock is no longer required to support outstanding transactions with the FHLBNY.
During the first nine months of 2006, four members were acquired by non-members and capital stock of $230.9 million was reclassified to a liability. In the same period, $129.9 million of stock in excess of collateral requirements was repaid to non-members during the period for maturing advances held by former members. In accordance with Finance Board regulations, non-members cannot renew their advance borrowings at maturity.
The FHLBNY expects $39.7 million of mandatorily redeemable stock to be redeemed in the next twelve months, and virtually all stock within the next five years based on the expected maturity of advances to non-members.

On March 12, 2006, Capital One Financial Corporation (“Capital One”) and North Fork Bankcorporation, Inc (“North Fork”) announced a definitive agreement under which Capital One will acquire North Fork. Capital One is a holding company of certain financial institutions that are members of other FHLBanks. North Fork is a member of the FHLBNY. Under Finance Board rules, when North Fork is acquired by Capital One and its charter dissolved, North Fork will be considered a non-member for the purpose of being eligible for additional borrowings. Under that scenario, the accounting provisions of SFAS 150 will require the FHLBNY to reclassify to a liability stock held by North Fork. Capital stock held by North Fork at September 30, 2006 aggregated $432.2 million.
Derivative Instruments
Derivative instruments are important tools that the Bank uses to manage interest rate risk and restructure interest rates on both the debt (consolidated obligations bonds and discount notes) and advances. The FHLBNY, to a limited extent, also uses interest rate swaps to hedge changes in interest rates prior to debt issuance, and essentially lock in the FHLBNY’s funding cost. The FHLBNY does not take speculative positions with derivatives or any other financial instruments, or trade derivatives for short-term profits. Interest income and interest expense from interest rate swaps used for hedging are recorded along with interest income or expense on the instrument being hedged. The notional amounts of derivatives are not recorded as assets and liabilities on the balance sheet; rather, the fair value of all derivatives is recorded as either derivative asset or derivative liability on the balance sheet. Although notional principal is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since the notional amount does not change hands (other than in the case of currency swaps, which the FHLBNY does not do). FHLBNY and derivatives counterparties use notional amounts to calculate cash flows to be exchanged, and the notional amounts are significantly greater than the potential market or credit loss that could result from such transactions. The fair value of derivatives in a gain position is a more meaningful measure of the FHLBNY’s current market exposure on derivatives.
At September 30, 2006, the notional amount of derivatives outstanding was $82.1 billion, up from $73.3 billion at December 31, 2005, and was primarily attributable to increased members’ use of putable advances, and increased issuance of callable consolidated obligation bonds. Greater volume of callable debt and putable advances required increases in derivatives to hedge associated interest rate risk.
Estimated market value of derivative contracts in a gain position, which represented the FHLBNY’s credit exposure at September 30, 2006, totaled $110.1 million, compared to $19.2 million at December 31, 2005. The FHLBNY mitigates its exposure by requiring derivatives counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. Derivatives counterparties had pledged cash to the FHLBNY of $34.1 million and $7.3 million at September 30, 2006 and December 31, 2005, respectively.
Estimated market value of derivative liabilities, representing derivatives in a loss position, which represented the credit exposure of the swap counterparties, aggregated $211.9 million and $491.9 million at September 30, 2006 and December 31, 2005. In accordance with collateral agreements with swap counterparties, the FHLBNY had pledged cash collateral of $70.7 million and $244.8 million at September 30, 2006 and December 31, 2005 to mitigate the credit exposure from the perspective of the derivative counterparties.

Asset Quality
The FHLBNY’s credit risk from advances at September 30, 2006 and December 31, 2005 was concentrated in commercial banks and savings institutions. All advances were fully collateralized. In addition, borrowing members pledge their stock of the FHLBNY as additional collateral for advances. The FHLBNY has not experienced any losses on credit extended to any member since its inception. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.
The following table summarizes the FHLBNY’s loan portfolios (in thousands):

	September 30, 2006	December 31, 2005
Advances	$66,477,311	$61,901,534

Mortgage loans held-for-portfolio, net of provision for credit losses	$1,480,864	$1,466,943

Mortgage loans held-for-portfolio
Collectibility of mortgage loans is supported by liens on real estate securing the loan. For conventional loans, defined as mortgage loans other than VA and FHA insured loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. The First Loss Account (“FLA”) memorializes the first tier of credit exposure. The amount of the FLA is not an indication of inherent losses in the loan portfolio, and is not a loan loss reserve. The FHLBNY is responsible for losses up to this “first loss level.” Losses beyond this layer are absorbed through credit enhancement provided by the member participating in the Mortgage Partnership Program. All residual credit exposure is FHLBNY’s responsibility. The amount of credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement is an obligation of the member.
The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning balance	$11,635	$13,020	$11,318	$11,710

Additions	269	333	586	1,643
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$11,904	$13,353	$11,904	$13,353

The allowance for credit losses with respect to the mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning balance	$583	$565	$582	$507

Charge-offs	—	(2)	—	(2)
Recoveries	—	—	—	—

Net charge-offs	—	(2)	—	(2)
Provision for credit losses	—	14	1	72

Ending balance	$583	$577	$583	$577

Nonperforming mortgage loans represent conventional mortgage loans that are placed on non-accrual and nonperforming status when the collection of contractual principal or interest from the borrower is 90 days or more past due. Loans (excluding Federal Housing Administration and Veteran Administration insured loans) that are 90 days or more past due are considered as non-accrual. Other than the non-accrual loans, no mortgage loans or advances were impaired at September 30, 2006 or December 31, 2005.
Nonperforming mortgage loans and mortgage loans 90 days or more past due and still accruing were as follows (in thousands):

	September 30, 2006	December 31, 2005
Mortgage loans held-for-portfolio, net of provisions for credit losses	$1,480,864	$1,466,943

Non-performing mortgage loans held-for-portfolio	$1,540	$803

Mortgage loans held-for-portfolio past due 90 days or more and still accruing interest	$794	$1,373

The FHLBNY’s interest contractually due and actually received for nonperforming mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest contractually due during the period	$21	$9	$30	$30
Interest actually received	19	7	27	27

Shortfall	$2	$2	$3	$3

Interest reported as income during the period	$—	$—	$—	$—

At September 30, 2006, mortgage loans in foreclosure totaled $1.1 million, compared to $0.7 million on December 31, 2005. The FHLBNY does not have any material amounts of real estate owned nor did it take possession of any material amounts of mortgage property during the nine months ended September 30, 2006.

Securities Impairment
Temporary impairment. There were 75 and 37 securities in a temporarily impaired condition for 12-months or longer at September 30, 2006 and December 31, 2005, representing 32.2% and 22.0% of MBS in terms of the numbers of securities. In terms of the book value at September 30, 2006 and December 31, 2005, the percentage was 41.0% and 29.7%, or $4.4 billion and $2.5 billion, respectively.
Note 2 to the unaudited financial statements summarize held-to-maturity securities with fair values below their amortized cost, in an unrealized loss position, as of September 30, 2006 and December 31, 2005.
The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities to anticipated recovery of their value. In addition, the FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and any insurance provisions of the security, that unrealized losses in the analysis represent temporary impairment at September 30, 2006 and December 31, 2005.
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
The specific liquidity requirements applicable to the FHLBNY are described in the next three sections:
Deposit Liquidity. The FHLBNY is required to invest an aggregate amount at least equal to the amount of current deposits received from the FHLBNY’s members in (1) obligations of the U.S. government; (2) deposits in banks or trust companies; or (3) advances to members with maturities not exceeding five years. In addition to accepting deposits from its members, the FHLBNY may accept deposits from any other FHLBanks, or from any other governmental instrumentality. The FHLBNY met these requirements at all times.

Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below (in millions):

	Average Deposit	Average Actual
Quarters ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2006	$1,745	$48,347	$46,602
June 30, 2006	1,976	45,797	43,821
March 31, 2006	1,378	45,001	43,623
December 31, 2005	1,976	42,602	40,626
Operational Liquidity. The FHLBNY must be able to fund its activities as its balance sheet changes from day-to-day. The FHLBNY maintains the capacity to fund balance sheet growth through its regular money market and capital market funding activities. Management monitors the Bank’s operational liquidity needs by regularly comparing the Bank’s demonstrated funding capacity with its potential balance sheet growth. Management then takes such actions as may be necessary to maintain adequate sources of funding for such growth. Operational liquidity is measured daily. The FHLBNY met these requirements at all times.
The following table summarizes excess operational liquidity (in millions):

	Average Balance Sheet	Average
Quarters ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2006	$5,506	$17,763	$12,257
June 30, 2006	4,388	16,444	12,056
March 31, 2006	4,252	17,007	12,755
December 31, 2005	4,314	17,328	13,014
Contingent Liquidity. The FHLBNY is required by Finance Board regulations to hold “contingency liquidity” in an amount sufficient to meet its liquidity needs if it is unable, by virtue of a disaster, to access the consolidated obligation debt markets for at least five business days. Contingency liquidity includes (1) marketable assets with a maturity of one year or less; (2) self-liquidating assets with a maturity of one year or less; (3) assets that are generally acceptable as collateral in the repurchase market; and (4) irrevocable lines of credit from financial institutions receiving not less than the second-highest credit rating from a nationally recognized statistical rating organization. Contingency liquidity is reported daily. The FHLBNY met these requirements at all times.
The following table summarizes excess contingency liquidity (in millions):

	Average Five Day	Average
Quarters ended	Requirement	Contingency Liquidity	Excess
September 30, 2006	$3,934	$15,755	$11,821
June 30, 2006	2,490	14,428	11,938
March 31, 2006	3,114	14,797	11,683
December 31, 2005	2,740	15,390	12,650

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
The FHLBNY met the qualifying unpledged asset requirements in each of the periods reported as follows (in thousands):

	September 30, 2006	December 31, 2005
Consolidated Obligations:
Bonds	$64,596,493	$56,768,622
Discount Notes	17,690,133	20,510,525

Total consolidated obligations	$82,286,626	$77,279,147

Unpledged assets
Cash	27,647	22,114
Less: Member pass-through reserves at the FRB	(49,443)	(47,469)
Secured Advances	66,477,311	61,901,534
Investments	21,452,421	21,190,548
Mortgage Loans	1,480,864	1,466,943
Other loans	152	320
Accrued interest receivable on advances and investments	440,300	377,254
Less: Pledged Assets	(70,675)	(244,807)

	$89,758,577	$84,666,437

Excess unpledged assets	$7,471,951	$7,387,290

Mortgage investment authority
Finance Board investment regulations limit the holding of mortgage-backed securities to 300% of capital. The FHLBNY was in compliance with the regulations at all times.

	September 30, 2006		December 31, 2005
	Actual	Limits	Actual	Limits
Mortgage securities investment	250%	300%	220%	300%

Proposed Finance Board Rule to Change the Capital Structure of the FHLBanks
On March 15, 2006, the Finance Board published in the Federal Register a proposed rule that, if enacted, would:
•	Establish a minimum retained earnings requirement equal to $50 million plus 1.0% of an FHLBank’s average balance of non-advances assets. (Absent regulatory approval, dividend payments by those FHLBanks not in compliance with the minimum retained earnings requirement will be limited to 50% of the FHLBank’s quarterly net income. Once a FHLBank achieves compliance with its minimum retained earnings requirement, the payment of dividends will, absent regulatory approval, be prohibited if the FHLBank subsequently falls below the requirement.);

•	Require each FHLBank to declare and pay dividends only after the close of the quarter to which the dividend payment pertains and the Bank’s earnings for that quarter have been finalized; prohibit the payment of dividends by a FHLBank in the form of additional shares of capital stock; and

•	Limit excess stock (i.e., the aggregate amount of stock held by members in excess of their minimum investment requirements) to 1.0% of an FHLBank’s total assets.
Should the proposed regulation be adopted as published, the FHLBNY believes that there will be no substantial effect on the FHLBNY’s financial management, business operations or dividend, or those of its members, for the following reasons:
•	On September 30, 2006, the FHLBNY held $359.8 million in retained earnings. Using information regarding average non-advance assets for the third quarter of 2006, the FHLBNY estimates that the current retained earnings would be in excess of the requirement under the proposed regulation if the regulation were to be adopted today. The FHLBNY believes that it is highly probable that the FHLBNY will continue to meet this component of the proposed regulation in its current form.

•	For a number of years, the FHLBNY has been declaring and paying dividends after the close of the quarter to which the dividend payment pertains and the FHLBNY’s earnings for that quarter have been calculated.

•	The FHLBNY has never paid a stock dividend.

•	The FHLBNY should not be affected by the provisions of the proposed rule pertaining to excess stock because, for some time, the FHLBNY has been redeeming excess activity-based capital stock on a daily basis.

The credit ratings of the FHLBNY and changes thereof were as follows at September 30, 2006.
Long Term:

	Moody’s Investors Service		Standard & Poors
Year	Outlook	Rating	Long-Term Outlook			Rating
2002	July 31, 2002 - Affirmed	Aaa/Stable	March 22, 2002	Long Term rating affirmed	outlook stable	AAA/Stable

2003	September 26, 2003 -	Aaa/Stable	March 17, 2003	Long Term rating affirmed	outlook stable	AAA/Stable
	Affirmed		August 8, 2003	Long Term rating affirmed	outlook revised to negative	AAA/Negative
			September 26, 2003	Long Term rating downgraded	outlook revised to stable	AA+/Stable
			November 17, 2003	Long Term rating affirmed	outlook stable	AA+/Stable

2004			April 15, 2004	Long Term rating affirmed	outlook stable	AA+/Stable

2005	October 14, 2005 - Affirmed	Aaa/Stable	April 29, 2005	Long Term rating affirmed	outlook stable	AA+/Stable

2006	February 9, 2006 - Affirmed	Aaa/Stable	August 11, 2006	Long Term rating affirmed	outlook stable	AA+/Stable
			September 21, 2006	Long Term rating upgraded	outlook stable	AAA/Stable
Short Term:

	Moody’s Investors Service		Standard & Poors
Year	Outlook	Rating	Short-Term Outlook		Rating
2002	July 31, 2002 — Affirmed	P-1	March 22, 2002	Short Term rating affirmed	A-1+

2003			March 17, 2003	Short Term rating affirmed	A-1+
			August 8, 2003	Short Term rating affirmed	A-1+
			September 26, 2003	Short Term rating affirmed	A-1+
			November 17, 2003	Short Term rating affirmed	A-1+

2004			April 15, 2004	Short Term rating affirmed	A-1+

2005	October 14, 2005 — Affirmed	P-1	April 29, 2005	Short Term rating affirmed	A-1+

2006	February 9, 2006 — Affirmed	P-1	August 11, 2006	Short Term rating affirmed	A-1+
			September 21, 2006	Short Term rating affirmed	A-1+

Item 3 . QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
Over the three-month period from June 30, 2006 to September 30, 2006, duration of equity decreased from 1.41 years to 0.42 years, indicating lower sensitivity to changes in interest rates. The Bank’s risk level remained within the limits of +/- five years. Over the nine-month period from December 31, 2005 to September 30, 2006, duration fell 0.56 years. As of September 30, 2006, the cumulative one-year gap between assets and liabilities was $3.5 billion, up $443 million from June 2006 and up $980 million from December 2005.
During the period December 31, 2005 to September 30, 2006, the FHLBNY’s market risk profile changed as summarized in Duration of Equity tables in subsequent sections of “Market Risk Management”. They illustrate that the FHLBNY has remained within its policy and regulatory requirements during the period.
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
Because a significant portion (about 11.9%) of the FHLBNY’s balance sheet as of September 30, 2006 consists of mortgage-backed securities and other mortgage-related assets, the FHLBNY is exposed to mortgage prepayment risk. The FHLBNY is exposed to a degree of interest rate risk because the cash flows of the mortgage assets and the associated liabilities that fund them are not perfectly matched through time and across all possible interest rate scenarios. The cash flows from mortgage assets are highly sensitive to changes in interest rates because of the borrowers’ prepayment option. As interest rates decrease, borrowers are more likely to refinance fixed-rate mortgages, resulting in increased prepayments and mortgage cash flows that are received earlier than would otherwise occur. Replacing the higher-rate loans that are prepaid with lower-rate loans has the potential to reduce the FHLBNY’s interest spread unless the Bank can also reduce its debt cost. Conversely, an increase in interest rates may result in slower prepayments and mortgage cash flows being received later than would otherwise occur. In this case, the FHLBNY runs the risk that the debt may re-price faster than the mortgage assets and at a higher cost. This could also reduce the interest spread.
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
Risk measurement at the FHLBNY takes two major forms: (1) ongoing business risk measures and analyses; and, (2) stress test scenarios. These two categories of measures help the FHLBNY in its day-to-day risk management decisions. Stress test scenarios identify and quantify the FHLBNY’s exposure to extreme but improbable events.
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
Net Interest Income at Risk. During the one-year period, there were no substantive changes to the FHLBNY’s modeling processes. As of September 30, 2006, the FHLBNY’s one-year net interest income from spread at risk measures were 1.28% and -13.65% compared to 0.88% and -2.95% on June 30, 2006 and 4.29% and -2.93% on December 31, 2005 under the 200 basis-point up and down shocks. These figures are calculated from the perspective of an ongoing business and are, therefore, based on certain assumptions regarding the probable evolution of the FHLBNY’s main line of business, advances, and its cost of funds. The FHLBNY’s limit on net interest income from spread at risk is -15%. The Bank was, therefore, within its limit for net interest income sensitivity at September 30, 2006 and at December 31, 2005. The FHLBNY monitors its repricing gaps primarily to limit the variability of net interest income.
Sensitivity of Duration of Equity
The following table summarizes the sensitivity of the duration of equity as of September 30, 2006, and December 31, 2005 (in years):

	Duration of Equity
	(in years)
	September 30, 2006	December 31, 2005
Base	0.42	0.98
Up-Base	2.18	1.73
Down-Base	-3.28	-1.77

Duration Gap (in years)	-0.01	0.02

The following tables track the behavior of the FHLBNY’s duration of equity at the end of the following months during 2006 and 2005.

	2006 Duration Measures
	(as of month-end, in years)
	Duration of	Duration of	Duration of	Duration of
	Assets	Liabilities	Gap	Equity
January	0.59	0.58	0.01	0.81
February	0.59	0.58	—	0.66
March	0.61	0.58	0.03	1.16
April	0.61	0.56	0.04	1.38
May	0.62	0.56	0.06	1.84
June	0.59	0.55	0.04	1.41
July	0.55	0.52	0.03	1.16
August	0.55	0.54	—	0.62
September	0.54	0.55	(0.01)	0.42

	2005 Duration Measures
	(as of month-end, in years)
	Duration of	Duration of	Duration of	Duration of
	Assets	Liabilities	Gap	Equity
January	0.67	0.64	0.03	1.20
February	0.71	0.64	0.07	2.17
March	0.74	0.66	0.08	2.34
April	0.68	0.64	0.05	1.63
May	0.64	0.62	0.01	0.88
June	0.62	0.61	0.01	0.82
July	0.65	0.61	0.04	1.46
August	0.63	0.62	0.01	0.79
September	0.65	0.60	0.05	1.60
October	0.68	0.60	0.08	2.12
November	0.65	0.58	0.07	2.02
December	0.59	0.57	0.02	0.98
Note: Numbers may not add due to rounding.

The following tables display the FHLBNY’s maturity/repricing gaps as of September 30, 2006 (in millions):

	Interest Rate Sensitivity
	September 30, 2006
		More than	More than	More than
	6 Months or	6 Months to	1 Year to	3 Years to	More than
	Less	1 Year	3 Years	5 Years	5 Years

Interest-earning assets:
Non-MBS Investments	$10,519	$134	$416	$314	$838
MBS Investments	1,042	965	4,334	1,917	2,456
Adjustable-rate loans and advances	13,032	—	—	—	—

Net unswapped	24,593	1,099	4,750	2,230	3,294

Fixed-rate loans and advances	12,454	2,610	10,148	8,984	19,129
Swaps hedging advances	35,660	(1,263)	(6,980)	(8,472)	(18,945)

Net fixed-rate loans and advances	48,114	1,347	3,168	512	184
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$72,707	$2,447	$7,918	$2,742	$3,478

Interest-bearing liabilities:
Deposits	$2,445	$—	$—	$—	$—

Discount notes	17,602	88	—	—	—
Swapped discount notes	—	—	—	—	—

Net discount notes	17,602	88	—	—	—

Consolidated Obligation Bonds
FHLB bonds	17,106	12,166	26,545	5,425	3,552
Swaps hedging bonds	32,115	(9,877)	(17,975)	(2,443)	(1,820)

Net FHLB bonds	49,221	2,289	8,570	2,982	1,732

Total interest- bearing liabilities	$69,268	$2,377	$8,570	$2,982	$1,732

Post hedge gaps:
Periodic gap	$3,439	$70	$(653)	$(240)	$1,746
Cumulative gaps	$3,439	$3,510	$2,857	$2,617	$4,364
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

Item 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer Patrick A. Morgan, at September 30, 2006. Based on this evaluation, they concluded that as of September 30, 2006, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s third quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Exhibit No.	Identification of Exhibit

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

99.1	Computation of Ratios of Earnings to Fixed Charges

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

Date: November 13, 2006