Form 10-K
period 2006-12-31
Federal Home Loan Bank of New York
filed 2007-03-29
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51397
Federal Home Loan Bank of New York
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	13-6400946 (I.R.S. employer identification number)
101 Park Avenue New York, New York (Address of principal executive offices)	10178 (Zip code)
(212) 681-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Title of Each Class: None	None
Securities registered pursuant to Section 12(g) of the Act: Class B Stock, putable, par value $100 (Title of Class)	Name of Each Exchange on Which Registered: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2006, the aggregate par value of the stock held by members of the registrant was approximately $3,884,520,000. At February 28, 2007, 35,328,948 shares of stock were outstanding.

Federal Home Loan Bank of New York
2006 Annual Report on Form 10-K

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
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district, as can all community financial institutions. For the year ending December 31, 2006, community financial institutions are defined as FDIC-insured depository institutions having average total assets of $587 million. Annually, the Federal Housing Finance Board (“Finance Board”) will adjust the total assets “cap” to reflect any percentage increase in the preceding year’s Consumer Price Index.
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
The FHLBNY’s primary business is making collateralized loans, known as “advances,” to members, and is the primary focus of the Bank’s operations and also the principal factor that impacts the financial condition of the FHLBNY. The FHLBNY also serves the public through its mortgage programs, which enable FHLBNY members to liquefy certain mortgage loans by selling them to the Bank. The FHLBNY also provides members with such correspondent services as safekeeping, wire transfers, depository and settlement services. Non-members that have acquired members have access to these services up to the time that their advances outstanding have been prepaid or have matured.
The FHLBNY combines private capital and public sponsorship to provide its member financial institutions with a reliable flow of credit and other services for housing and community development. By supplying additional liquidity to its members, the FHLBNY enhances the availability of residential mortgages and community investment credit.

The FHLBNY is supervised and regulated by the Federal Housing Finance Board, which is an independent agency in the executive branch of the U.S. government. The Finance Board ensures that the FHLBNY carries out its housing and community development mission, remains adequately capitalized and able to raise funds in the capital markets, and operates in a safe and sound manner. However, while the Finance Board establishes regulations governing the operations of the FHLBanks, the Bank functions as a separate entity with its own management, employees and board of directors.
The FHLBNY obtains its funds from several sources. A primary source is the issuance of FHLBank debt instruments, called consolidated obligations, to the public. The issuance and servicing of consolidated obligations are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Board. These debt instruments represent the joint and several obligations of all the FHLBanks. Additional sources of FHLBNY funding are member deposits, other borrowings, and the issuance of capital stock. Deposits are accepted from member financial institutions and federal instrumentalities.
The FHLBNY’s website is www.fhlbny.com. The FHLBNY has adopted, and posted on its website, a Code of Business Conduct and Ethics applicable to all of its employees and directors.
Market Area
The FHLBNY’s market area is the same as its membership district- New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. Institutions that are members of the FHLBNY must have their principal places of business within this market area but may also operate elsewhere. The FHLBNY had 293 and 297 members, respectively, at December 31, 2006 and 2005.
Based on present laws and regulations, the number of financial institutions eligible for membership in the market area is limited. The most recent market analysis performed in 2006 indicated that in the Bank’s district, there are 829 banks, thrifts and credit unions that are eligible for membership, but have not joined. Of these, the FHLBNY considers only a limited number as attractive candidates for membership. An attractive candidate for membership is an institution that is likely to do sufficient advances business with the FHLBNY within a reasonable period of time so that the stock it is required to purchase will not dilute the dividend on the existing members’ stock. Characteristics that identify attractive candidates include an established practice of wholesale funding, high loan to deposit ratios, strong asset growth, sufficient qualified collateral and a management that had experience with the FHLBNY’s advances during previous employment.
The FHLBNY actively markets membership to attractive candidates through personal calling and promotional materials. We estimate the number of candidates to be within a range of 30 to 50. We compete for their business by explaining the relative low interest rates that the FHLBNY charges to members for advances. Institutions join the FHLBNY primarily for access to a reliable source of liquidity. Advances are an attractive source of liquidity because they permit members to liquefy relatively non-liquid assets, such as 1-4 family, multifamily and commercial real estate mortgages held in portfolio. Advances are attractively priced because of the FHLBNY’s access to capital markets as a Government Sponsored Enterprise and the FHLBNY’s strategy of providing balanced value to members.
The following table summarizes the FHLBNY’s members by type of institution.

	Commercial	Thrift	Credit	Insurance
	Banks	Institutions	Unions	Companies
December 31, 2006	141	120	31	1
December 31, 2005	144	124	29	—
December 31, 2004	148	127	27	—

Business Segments
The FHLBNY manages and reports on its operations as a single business segment. Senior management and the FHLBNY’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance. All of the FHLBNY’s revenues are derived from U.S. operations. A more detailed discussion of segment information is provided in the “Segment Information” section of Note 23 to audited Financial Statements.
The FHLBNY’s cooperative structure permits it to expand and contract with demand for advances and changes in membership. When advances are paid down, either because the member no longer needs the funds or because the members have been acquired by non-members, the stock associated with the advances is immediately redeemed. When advances are paid before maturity, the FHLBNY collects fees that make the FHLBNY financially indifferent to the prepayment. The FHLBNY’s operating expenses are very low, about 7 basis points on average assets. Dividend capacity, which is a function of net income and the amount of stock outstanding, is largely unaffected, since future stock and future income are reduced more or less proportionately. All of this means that the FHLBNY will be able to meet its financial obligations and continue to deliver balanced value to members even if demand for advances drops significantly or if members are lost to acquisitions.
Products and Services
The FHLBNY offers to its member financial institutions several correspondent banking services as well as safekeeping services. The fee income that is generated from these services is not significant. The FHLBNY also issues standby letters of credit on behalf of members at a fee. The total of income derived from such services was about $3 million for the year ended December 31, 2006 and about $4-$5 million for each of the two prior years. On an infrequent basis, the FHLBNY may act as an intermediary to purchase derivative instruments for members.
The FHLBNY provides the Mortgage Partnership Finance® program to its members as another service. However, the FHLBNY does not expect the program to become a significant factor in its operations. The interest revenues derived from this program and another inactive mortgage program aggregated $76.1 million and $69.3 million for the years ended December 31, 2006 and 2005, respectively. The revenues represented only 1.7% and 2.2% of total interest income for the years ended December 31, 2006 and 2005, respectively.
The FHLBNY’s short-term investments provide immediate liquidity to satisfy members’ needs. Investments in held-to-maturity securities, specifically mortgage-backed securities, provide additional earnings to enhance dividend potential for members. As a cooperative, the FHLBNY strives to provide its members a reasonable return on their investment in the FHLBNY’s capital stock. The interest income derived from all investments aggregated $1.0 billion and $876.8 million for the years ended December 31, 2006 and 2005, respectively and represented 23.3% and 28.1% of total interest income for those years.
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

Advances
The FHLBNY offers a wide range of credit products to help members meet local credit needs, manage interest rate and liquidity risk, and serve their communities. The Bank’s primary business is making secured loans, called advances, to its members. These advances are available as short- and long-term loans with adjustable, variable and fixed-rate products (including option-embedded and amortizing advances).
Advances to members, including former members, constituted 72.2%, or $59.0 billion, of the FHLBNY’s $81.7 billion in total assets at December 31, 2006. In terms of revenues, interest income from advances was $3.3 billion representing 75.0% of total interest income for the year ended December 31, 2006. These metrics have remained relatively stable over time. Advances to members constituted 72.8%, or $61.9 billion, of the FHLBNY’s $85.0 billion in total assets at December 31, 2005. Interest income from advances constituted 69.7%, or $2.2 billion, of $3.1 billion in total interest income for the year ended December 31, 2005. At December 31, 2004, the percentage of advances to total assets was 77.5%; the percentage of interest income derived from advances to total interest income was 64.7%. Most of the FHLBNY’s critical functions are directed at supporting the borrowing needs of the FHLBNY’s members, managing the members’ associated collateral positions, and providing member support operations.
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

Highlights of the Bank’s Advances offered to members were as follows (outstanding par amounts by product type are disclosed in a table in the MD&A section captioned “Financial Condition: Key Assets, Liabilities, Capital, Commitments and Contingencies”):
•	Overnight Line of Credit Program (“OLOC”) : The OLOC program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs. OLOC Advances mature on the next business day, at which time the advance is repaid. Interest is calculated on a 360-day basis, charged daily, and priced at a spread to the prevailing Federal funds rate.
•	Fixed-Rate Advances: Fixed-Rate Advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from 2 days to 30 years.
•	Repurchase Agreement (“REPO”) Advances: REPO Advances are secured by eligible securities and can be structured to have fixed or variable interest rate, “bullet” or quarterly interest payments, and a put option, by which the FHLBNY receives an option to require payment after a predetermined lockout period. Members may use U.S Treasuries, Agency-issued debentures, and mortgage-backed securities as collateral.
•	Adjustable-Rate Credit Advances (“ARC”): ARC advances are medium- and long-term loans that can be pegged to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, or the Federal funds rate. Members use an ARC advance to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets and liabilities. The interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to that designated index. Principal is due at maturity and interest payments are due at every reset date, including the final payment.
•	Amortizing Advances: Amortizing Advances are medium- or long-term, fixed-rate loans, with fixed amortizing schedules structured to match the payment characteristics of a mortgage loan or portfolio of mortgage loans held by the member. Terms offered are from one to 30 years, with constant principal and interest payments.
•	Convertible Advances: Convertible Advances, also referred to as putable advances are medium- to long-term loans that are structured so the member sells the Bank an option or a strip of options. If the advance is put by the Bank at the end of the lockout period, the member has the option to pay off the advance or request replacement funding to an advance product of their choice at the current market rates as established by the Bank.
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

Derivatives
To assist members in managing their interest rate and basis risks in both rising and falling interest-rate environments, the FHLBNY will act as an intermediary between the member and derivatives counterparty. The FHLBNY does not act as a dealer and views this as an additional service to its members. Amounts of such transactions have not been material. Participating members must comply with the FHLBNY’s documentation requirements and meet the Bank’s underwriting and collateral requirements.
Acquired Member Assets Programs
Utilizing a risk-sharing structure, the FHLBanks are permitted to acquire certain assets from or through their members. These initiatives are referred to as Acquired Member Assets (“AMA”) programs. At the FHLBNY, the Acquired Member Assets initiative is the Mortgage Partnership Finance (“MPF”)® Program, which provides members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market. In the MPF Program, the FHLBNY purchases conforming fixed-rate mortgages originated or purchased by its members. Members are then paid a fee for assuming a portion of the credit risk of the mortgages acquired by the FHLBNY. Members assume credit risk by providing a credit enhancement guarantee to the FHLBNY. This guarantee provides a double-A equivalent level of creditworthiness on the mortgages. The amount of this guarantee is fully collateralized by the member. The FHLBNY assumes the remainder of the credit risk along with the interest rate risk of holding the mortgages in its portfolio.
In a typical MPF Program, the Participating Financial Institution (“PFI”) sells previously closed loans to the FHLBNY. In the past, the FHLBNY has also purchased loans on a flow basis (referred to as “table-funding,” which means that the PFI uses the FHLBNY’s funds to make the mortgage loan to the borrower). The PFI closes the loan “as agent” for the FHLBNY. Table funded loans are restricted to the Mortgage Partnership Finance 100 product (“MPF 100”). The Finance Board specifically authorized table funded loans in its Regulations authorizing the MPF Program and the only product initially offered for the first two years of the MPF Program was for table funded loans. The Finance Board’s initial Resolutions were specifically extended by the Acquired Member Assets Regulations (12 CFR Part 955).
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

Mortgage Partnership Finance Program
Introduction
The Bank invests in mortgage loans through the MPF® Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through Participating Financial Institution members (“PFIs”) and purchase participations in pools of eligible mortgage loans from other FHLBs (collectively, “MPF Loans”). MPF Loans are conforming conventional and Government (i.e., insured or guaranteed by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs (“VA”), the Rural Housing Service of the Department of Agriculture (“RHS”) or the Department of Housing and Urban Development (“HUD”)) fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years or participations in such mortgage loans. MPF Loans that are Government loans, collectively referred to as “MPF Government Loans.”
There are currently five MPF Loan products from which PFIs may choose. Four of these products (Original MPF, MPF 125, MPF Plus and MPF Government) are closed loan products in which the Bank purchases loans that have been acquired or have already been closed by the PFI with its own funds. However, under the MPF 100 product, the Bank “table funds” MPF Loans; that is, the Bank provides the funds through the PFI as the Bank’s agent to make the MPF Loan to the borrower. The PFI performs all the traditional retail loan origination functions under this and all other MPF products. With respect to the MPF 100 product, the Bank is considered the originator of the MPF Loan for accounting purposes since the PFI is acting as our agent when originating the MPF Loan.
The FHLBank of Chicago developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolio. Finance Board regulations define the acquisition of acquired member assets (“AMA”) as a core mission activity of the FHLBs. In order for MPF Loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF Loans is shared with PFIs.
The MPF Program enables other FHLBanks, including the FHLBNY, the ability to purchase and fund MPF Loans with their member PFIs. In addition, the FHLBank of Chicago (“MPF Provider”) provides programmatic and operational support to those FHLBanks that participate in the program (“MPF Banks”). The current MPF Banks are the Federal Home Loan Banks of: Atlanta, Boston, Chicago, Dallas, Des Moines, New York, Pittsburgh, San Francisco and Topeka. Since October 2006, the FHLB of San Francisco no longer offers new master commitments to purchase mortgage loans from its PFIs under the MPF Program although it is retaining its existing portfolio of mortgage loans. MPF Banks generally acquire whole loans from their respective PFIs but may also acquire them from a member PFI of another MPF Bank with permission of the PFI’s respective MPF Bank or may acquire participations from another MPF Bank. The FHLBNY has not purchased loans from another FHLBank since January 19, 2000.
The MPF Program is designed to allocate the risks of MPF Loans among the MPF Banks and PFIs and to take advantage of their respective strengths. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF Loans, whether through retail or wholesale operations, and to retain or acquire servicing of MPF Loans, the MPF Program gives control of those functions that most impact credit quality to PFIs. The MPF Banks are responsible for managing the interest rate risk, prepayment risk and liquidity risk associated with owning MPF Loans.

For conventional MPF Loan products, PFIs assume or retain a portion of the credit risk on the MPF Loans they cause to be funded by or they sell to an MPF Bank by providing credit enhancement (“CE Amount”) either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance (“SMI”). The PFI’s CE Amount covers losses for MPF Loans under a master commitment in excess of the MPF Bank’s first loss account (“FLA”). PFIs are paid a credit enhancement fee (“CE Fee”) for managing credit risk and in some instances all or a portion of the CE Fee may be performance based. See “Credit Enhancement Structure — MPF Loan Credit Risk” for a detailed discussion of the credit enhancement, risk sharing arrangements and loan product information for the MPF Program.
MPF Provider
The MPF Provider establishes the eligibility standards under which an MPF Bank member may become a PFI, the structure of MPF Loan products and the eligibility rules for MPF Loans. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF Loans and the back-office processing of MPF Loans in its role as master servicer and master custodian. The MPF Provider has engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF Program. The MPF Provider has also contracted with other custodians meeting MPF Program eligibility standards at the request of certain PFIs. These other custodians are typically affiliates of PFIs and in some cases a PFI acts as self-custodian.
The MPF Provider publishes and maintains the MPF Origination Guide and MPF Servicing Guide (together “MPF Guides”), which detail the requirements PFIs must follow in originating or selling and servicing MPF Loans. The MPF Provider maintains the infrastructure through which MPF Banks may fund or purchase MPF Loans through their PFIs. This infrastructure includes both a telephonic delivery system and a web-based delivery system accessed through the eMPF® website. In exchange for providing these services, the MPF Provider receives a fee from each of the MPF Banks.
PFI Eligibility
Members and eligible housing associates may apply to become a PFI of their respective MPF Bank. If a member is an affiliate of a holding company which has another affiliate that is an active PFI, the member is only eligible to become a PFI if it is a member of the same MPF Bank as the existing PFI. The MPF Bank reviews the general eligibility of the member, its servicing qualifications and ability to supply documents, data and reports required to be delivered by PFIs under the MPF Program. The member and its MPF Bank sign an MPF Program Participating Financial Institution Agreement (“PFI Agreement”) that provides the terms and conditions for the sale or funding of MPF Loans, including required credit enhancement, and establishes the terms and conditions for servicing MPF Loans. All of the PFI’s obligations under the PFI Agreement are secured in the same manner as the other obligations of the PFI under its regular advances agreement with the MPF Bank. The MPF Bank has the right under the advances agreement to request additional collateral to secure the PFI’s obligations.
Mortgage Standards
Mortgage loans delivered under the MPF Program must meet the underwriting and eligibility requirements in the MPF Guides, as amended by any waiver granted to a PFI exempting it from complying with specified provisions of the MPF Guides. PFIs may utilize an approved automated underwriting system or underwrite MPF Loans manually. The current underwriting and eligibility guidelines under the MPF Guides with respect to MPF Loans are broadly summarized as follows:
•	Mortgage characteristics. MPF Loans must be qualifying 5- to 30-year conforming conventional or Government fixed-rate, fully amortizing mortgage loans, secured by first liens on owner-occupied one-to-four unit single-family residential properties and single unit second homes. Conforming loan size, which is established annually as required by Finance Board regulations, may not exceed the loan limits permitted to be set by the Office of Federal Housing Enterprise Oversight (“OFHEO”) each year. Condominium, planned unit development and manufactured homes are acceptable property types as are mortgages on leasehold estates (though manufactured homes must be on land owned in fee simple by the borrower).

•	Loan-to-Value Ratio and Primary Mortgage Insurance. The maximum loan-to-value ratio (“LTV”) for conventional MPF Loans must not exceed 95%. AHP mortgage loans may have LTVs up to 100% (but may not exceed 105% total LTV, which compares the property value to the total amount of all mortgages outstanding against a property). Government MPF Loans may not exceed the LTV limits set by the applicable federal agency. Conventional MPF Loans with LTVs greater than 80% require certain amounts of mortgage guaranty insurance (“MI”), called primary MI, from an MI company rated at least “AA” or “Aa” and acceptable to S&P.
•	Documentation and Compliance with Applicable Law. The mortgage documents and mortgage transaction must comply with all applicable laws and mortgage loans must be documented using standard Fannie Mae/Freddie Mac Uniform Instruments.
•	Ineligible Mortgage Loans. The following types of mortgage loans are not eligible for delivery under the MPF Program: (1) mortgage loans that are not ratable by S&P; (2) mortgage loans not meeting the MPF Program eligibility requirements as set forth in the MPF Guides and agreements; and (3) mortgage loans that are classified as high cost, high rate, high risk, Home Ownership and Equity Protection Act (HOEPA) loans or loans in similar categories defined under predatory lending or abusive lending laws.
The MPF Guides also contain MPF Program policies which include anti-predatory lending policies, eligibility requirements for PFIs such as insurance requirements and annual certification requirements, loan documentation and custodian requirements, as well as detailing the PFI’s servicing duties and responsibilities for reporting, remittances, default management and disposition of properties acquired by foreclosure or deed in lieu of foreclosure.
A majority of the states, and some municipalities, have enacted laws against mortgage loans considered predatory or abusive. Some of these laws impose liability for violations not only on the originator, but also upon purchasers and assignees of mortgage loans. The FHLBNY takes measures that are considered reasonable and appropriate to reduce the Bank’s exposure to potential liability under these laws and are not aware of any claim, action or proceeding asserting that the Bank is liable under these laws. However, the Bank can not certain that it will never have any liability under predatory or abusive lending laws.
MPF Loan Deliveries
In order to deliver mortgage loans under the MPF Program, the PFI and MPF Bank will enter into a best efforts master commitment (“Master Commitment”) which provides the general terms under which the PFI will deliver mortgage loans to an MPF Bank, including a maximum loan delivery amount, maximum CE amount and expiration date. PFIs may then request to enter into one or more mandatory funding or purchase commitments (each, a “Delivery Commitment”), which is a mandatory commitment of the PFI to sell or originate eligible mortgage loans. Each MPF Loan delivered must conform to specified ranges of interest rates, maturity terms and business days for delivery (which may be extended for a fee) detailed in the Delivery Commitment or it will be rejected by the MPF Provider. Each MPF Loan under a Delivery Commitment is linked to a Master Commitment so that the cumulative credit enhancement level can be determined for each Master Commitment.
The sum of MPF Loans delivered by the PFI under a specific Delivery Commitment cannot exceed the amount specified in the Delivery Commitment without the assessment of a price adjustment fee. Delivery Commitments that are not fully funded by their expiration dates are subject to pair-off fees (fees charged to a PFI for failing to deliver the amount of loans specified in a Delivery Commitment) or extension fees (fees charged to a PFI for extending the time deadline to deliver loans on a Delivery Commitment), which protect the MPF Bank against changes in market prices.

In connection with each sale to or funding by an MPF Bank, the PFI makes customary representations and warranties in the PFI Agreement and under the MPF Guides and include eligibility and conformance of the MPF Loans with the requirements in the MPF Guides, compliance with predatory lending laws and the integrity of the data transmitted to the MPF Provider. Once an MPF Loan is funded or purchased, the PFI must deliver a qualifying promissory note and certain other required documents to the designated custodian, who reports to the MPF Provider whether the documentation package matches the funding information transmitted to the MPF Provider and otherwise meets MPF Program requirements.
In the role of the MPF Provider, the FHLBank of Chicago conducts an initial quality assurance review of a selected sample of MPF Loans from each PFI’s initial MPF Loan delivery. Thereafter, it performs periodic reviews of a sample of MPF Loans to determine whether the reviewed MPF Loans complied with the MPF Program requirements at the time of acquisition. Any exception that indicates a negative trend is discussed with the PFI and can result in the suspension or termination of a PFI’s ability to deliver new MPF Loans if the concern is not adequately addressed.
When a PFI fails to comply with the requirements of the PFI Agreement, MPF Guides, applicable law or terms of mortgage documents, the PFI may be required to provide an indemnification covering related losses or to repurchase the MPF Loans which are impacted by such failure if it cannot be cured. Reasons for which a PFI could be required to repurchase an MPF Loan may include but are not limited to MPF Loan ineligibility, breach of representation or warranty under the PFI Agreement or the MPF Guides, failure to deliver the required MPF Loan document package to an approved custodian, servicing breach or fraud.
The Bank does not currently conduct any quality assurance reviews of MPF Government Loans. However, the FHLBNY may allow PFIs to repurchase delinquent MPF Government Loans so that they may comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance or guaranty coverage. The repurchase price is equal to the current scheduled principal balance and accrued interest on the MPF Government Loan. In addition, just as for conventional MPF Loans, if a PFI fails to comply with the requirements of the PFI Agreement, MPF Guides, applicable law or terms of mortgage documents, the PFI may be required to repurchase the MPF Government Loans which are impacted by such failure.
The FHLBNY has not experienced any losses related to a PFI’s failure to repurchase conventional MPF Loans or MPF Government Loans when PFIs were required to make repurchases under the terms of the MPF Guides.

MPF Products
A variety of MPF Loan products have been developed to meet the differing needs of PFIs. There are currently five MPF products that PFIs may choose from: Original MPF, MPF 100, MPF 125, MPF Plus and MPF Government. The products have different credit risk sharing characteristics based upon the different levels for the FLA and CE Amount and the types of CE Fees (performance based or fixed amount). The table below provides a comparison of the MPF products. The Bank does not offer new master commitments for the MPF 100 program.
MPF Product Comparison Table

		PFI Credit			Servicing
		Enhancement	Credit	Credit	Fee
	MPF Bank	Size	Enhancement	Enhancement	retained
Product Name	FLA [1]	Description	Fee to PFI	Fee Offset [2]	by PFI
Original MPF	3 to 5 basis points/added each year based on the unpaid balance	Equivalent to “AA”	9 to 11 basis points/year — paid monthly	No	25 basis points/year
MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year — paid monthly; performance based after 2 or 3 years	Yes — After first 2 to 3 years	25 basis points/year
MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year — paid monthly; performance based	Yes	25 basis points/year
MPF Plus	Sized to equal expected losses	0-20 bps after FLA and SMI to “AA”	6 to 7 basis points/year fixed plus 6 to 7 basis points/year performance based (delayed for 1 year); all fees paid monthly	Yes	25 basis points/year
MPF Government	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	N/A	44 basis points/year plus[3]

[1]	MPF Program Master Commitments participated in or held by the Bank as of December 31, 2006.

[2]	Future payouts of performance-based credit enhancement fees are reduced when losses are allocated to the FLA.

[3]	Government loan fee.

MPF Loan Participations
While the FHLBNY may purchase participation interests in MPF Loans from other MPF Banks and may also sell participation interests to other MPF Banks at the time MPF Loans are acquired, the FHLBNY has not either purchased or sold any interest in MPF loans since July 2, 2004. The Bank’s intent is to hold all MPF Loans for investment.
The FHLBNY is responsible for evaluating, monitoring, and certifying to any participant MPF Bank the creditworthiness of each PFI initially, and at least annually thereafter. The FHLBNY is responsible for ensuring that adequate collateral is available from each of its PFIs to secure any direct obligation portion of the PFI’s CE Amount. The Bank is also responsible for enforcing the PFI’s obligations under its PFI Agreement.
Under the MPF Program, participation percentages for MPF Loans may range from 100% to be retained by the Bank to 100% participated to another MPF Bank. The participation percentages do not change during the period that a Master Commitment is open unless the MPF Banks contractually agree to change their respective shares or the Owner Bank exercises the right to require the MPF provider to acquire a 100% participation for delivery commitments for a particular day. If the specified participation percentage in a Master Commitment never changes, then the percentage for risk-sharing of losses will remain unchanged throughout the life of the Master Commitment.
The risk sharing and rights of the Owner Bank and participating MPF Bank(s) are as follows:
•	each pays its respective pro rata share of each MPF Loan acquired under a Delivery Commitment and related Master Commitment based upon the participation percentage in effect at the time;
•	each receives its respective pro rata share of principal and interest payments and is responsible for credit enhancement fees based upon its participation percentage for each MPF Loan under the related Delivery Commitment;
•	each is responsible for its respective pro rata share of FLA exposure and losses incurred with respect to the Master Commitment based upon the overall risk sharing percentage for the Master Commitment; and
•	each may economically hedge its share of the Delivery Commitments as they are issued during the open period.
The FLA and CE Amount apply to all the MPF Loans in a Master Commitment regardless of participation arrangements, so an MPF Bank’s share of credit losses is based on its respective participation interest in the entire Master Commitment. For example, assume a MPF Bank’s specified participation percentage was 25% under a $100 million Master Commitment and that no changes were made to the Master Commitment. The MPF Bank risk sharing percentage of credit losses would be 25%. In the case where an MPF Bank changes its initial percentage in the Master Commitment, the risk sharing percentage will also change. For example, if an MPF Bank were to acquire 25% of the first $50 million and 50% of the second $50 million of MPF Loans delivered under a Master Commitment, the MPF Bank would share in 37.5% of the credit losses in that $100 million Master Commitment, while it would receive principal and interest payments on the individual MPF Loans that remain outstanding in a given month, some in which it may own a 25% interest and the others in which it may own a 50% interest.
Effective May 27, 2004, the FHLBNY retained 100% of loans acquired from its PFIs for its own investment.

MPF Servicing
The PFI or its servicing affiliate generally retains the right and responsibility for servicing MPF Loans it delivers. The PFI is responsible for collecting the borrower’s monthly payments and otherwise dealing with the borrower with respect to the MPF Loan and the mortgaged property. Based on monthly reports the PFI is required to provide the master servicer, appropriate withdrawals are made from the PFI’s deposit account with the applicable MPF Bank. In some cases, the PFI has agreed to advance principal and interest payments on the scheduled remittance date when the borrower has failed to pay; provided that the collateral securing the MPF Loan is sufficient to reimburse the PFI for advanced amounts. The PFI recovers the advanced amounts either from future collections or upon the liquidation of the collateral securing the MPF Loans.
If an MPF Loan becomes delinquent, the PFI is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. The MPF Guides permit certain types of forbearance plans.
Upon any MPF Loan becoming 90 days or more delinquent, the master servicer monitors and reviews the PFI’s default management activities for that MPF Loan, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF Guides. Upon liquidation of any MPF Loan and submission of each realized loss calculation from the PFI, the master servicer reviews the realized loss calculation for conformity with the primary mortgage insurance requirements, if applicable, and conformity to the cost and timeliness standards of the MPF Guides. The master servicer disallows the reimbursement to the PFI of any servicing advances related to the PFI’s failure to perform in accordance with the MPF Guides. If there is a loss on a conventional MPF Loan, the loss is allocated to the Master Commitment and shared in accordance with the risk sharing structure for that particular Master Commitment. The servicer pays any gain on sale of real-estate owned property to the MPF Bank or, in the case of participation, to the MPF Banks based upon their respective interest in the MPF Loan. However, the amount of the gain is available to reduce subsequent losses incurred under the Master Commitment before such losses are allocated between the MPF Bank and the PFI.
The MPF Provider monitors the PFI’s compliance with MPF Program requirements throughout the servicing process, and will bring any material concerns to the attention of the MPF Bank. Minor lapses in servicing are charged to the PFI. Major lapses in servicing could result in a PFI’s servicing rights being terminated for cause and the servicing of the particular MPF Loans being transferred to a new, qualified servicing PFI. In addition, the MPF Guides require each PFI to maintain errors and omissions insurance and a fidelity bond and to provide an annual certification with respect to its insurance and its compliance with the MPF Program requirements.
Although PFIs or their servicing affiliates generally service the MPF Loans delivered by the PFI, certain PFIs choose to sell the servicing rights on a concurrent basis (servicing released) or in a bulk transfer to another PFI which is permitted with the consent of the MPF Banks involved. One PFI has been designated to acquire servicing under the MPF Program’s concurrent sale of servicing option. In addition, several PFIs have acquired servicing rights on a concurrent servicing released basis or bulk transfer basis without the direct support from the MPF Program. Two other PFIs have informed the MPF Provider that they are working to establish aggregation programs to acquire servicing rights under the MPF Program.

Credit Enhancement Structure
Overview
The MPF Bank and PFI share the risk of credit losses on MPF Loans by structuring potential losses on conventional MPF Loans into layers with respect to each Master Commitment. The first layer or portion of credit losses that an MPF Bank is potentially obligated to incur is determined based upon the MPF Product selected by the PFI and is referred to as the “First Loss Account” or “FLA”. The FLA functions as a tracking mechanism for determining the point after which the PFI, in its role as credit enhancer, would be required to cover losses. The FLA is not a cash collateral account, and does not give an MPF Bank any right or obligation to receive or pay cash or any other collateral. For MPF products with performance based credit enhancement fees (“CE Fees”), the MPF Bank may withhold CE Fees to recover losses at the FLA level essentially transferring a portion of the first layer risk of credit loss to the PFI.
The portion of credit losses that a PFI is potentially obligated to incur is referred to as its credit enhancement amount or “CE Amount”. The PFI’s CE Amount represents a direct liability to pay credit losses incurred with respect to a Master Commitment or the requirement of the PFI to obtain and pay for a supplemental mortgage guaranty insurance (“SMI”) policy insuring the MPF Bank for a portion of the credit losses arising from the Master Commitment. The PFI may procure SMI to cover losses equal to all or a portion of the CE Amount (except that losses generally classified as special hazard losses are covered by the PFI’s direct liability or the MPF Bank, not by SMI). The final CE Amount is determined once the Master Commitment is closed (i.e., when the maximum amount of MPF Loans are delivered or the expiration date has occurred). For a description of how the PFI’s CE Amount is determined, see “Credit Risk — MPF Program Credit Risk — Setting Credit Enhancement Levels.”
The PFI receives a CE Fee in exchange for providing the CE Amount which may be used to pay for SMI. CE Fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF Loans under the Master Commitment. The CE Fee and CE Amount may vary depending on the MPF product selected. CE Fees payable to a PFI as compensation for assuming credit risk are recorded as an offset to MPF Loan interest income when paid by the Bank. The Bank also pays performance CE Fees which are based on actual performance of the pool of MPF Loans in each Master Commitment. To the extent that losses in the current month exceed performance CE Fees accrued, the remaining losses may be recovered from withholding future performance CE Fees payable to the PFI.
Loss Allocation
Credit losses on conventional MPF Loans not absorbed by the borrower’s equity in the mortgaged property, property insurance or primary mortgage insurance are allocated between the MPF Bank and PFI as follows:
•	First, to the MPF Bank, up to an agreed upon amount, called a “First Loss Account” or “FLA”.

Original MPF. The FLA starts out at zero on the day the first MPF Loan under a Master Commitment is purchased but increases monthly over the life of the Master Commitment at a rate that ranges from 0.03% to 0.05% (3 to 5 basis points) per annum based on the month end outstanding aggregate principal balance of the Master Commitment. The FLA is structured so that over time, it should cover expected losses on a Master Commitment, though losses early in the life of the Master Commitment could exceed the FLA and be charged in part to the PFI’s CE Amount.

MPF 100 and MPF 125. The FLA is equal to 1.00% (100 basis points) of the aggregate principal balance of the MPF Loans funded under the Master Commitment. Once the Master Commitment is fully funded, the FLA is expected to cover expected losses on that Master Commitment, although the MPF Bank may economically recover a portion of losses incurred under the FLA by withholding performance CE Fees payable to the PFI.

MPF Plus. The FLA is equal to an agreed upon number of basis points of the aggregate principal balance of the MPF Loans funded under the Master Commitment that is not less than the amount of expected losses on the Master Commitment. Once the Master Commitment is fully funded, the FLA is expected to cover expected losses on that Master Commitment, although the MPF Bank may economically recover a portion of losses incurred under the FLA by withholding performance CE Fees payable to the PFI.

•	Second, to the PFI under its credit enhancement obligation, losses for each Master Commitment in excess of the FLA, if any, up to the CE Amount. The CE Amount may consist of a direct liability of the PFI to pay credit losses up to a specified amount, a contractual obligation of the PFI to provide SMI or a combination of both. For a description of the CE Amount calculation see “MPF Program — Setting Credit Enhancement Levels.”

•	Third, any remaining unallocated losses are absorbed by the MPF Bank.
With respect to participation interests, MPF Loan losses allocable to the MPF Bank are allocated amongst the participating MPF Banks pro ratably based upon their respective participation interests in the related Master Commitment. For a description of the risk sharing by participant MPF Banks see “MPF Program — MPF Loan Participations.”
Setting Credit Enhancement Levels
Finance Board regulations require that MPF Loans be sufficiently credit enhanced so that our risk of loss is limited to the losses of an investor in an “AA” rated mortgage-backed security, unless the Bank maintains additional retained earnings in addition to a general allowance for losses. The MPF Provider also analyzes the risk characteristics of each MPF Loan (as provided by the PFI) using S&P’s LEVELS® model in order to determine the required CE Amount for a loan or group of loans to be funded or acquired by an MPF Bank (“MPF Program Methodology”). The PFI’s CE Amount (including the SMI policy for MPF Plus) is calculated using the MPF Program Methodology to equal the difference between the amount needed for the Master Commitment to have a rating equivalent to a “AA” rated mortgage-backed security and our initial FLA exposure (which is zero for the Original MPF product). The FHLBNY determines the FLA exposure by taking the initial FLA and reducing it by the estimated value of any performance based CE Fees that would be payable to the PFI.
For MPF Plus, the PFI is required to provide an SMI policy covering the MPF Loans in the Master Commitment and having a deductible initially equal to the FLA. Depending upon the amount of the SMI policy (determined in part by the amount of the CE Fees paid to the PFI), the PFI may or may not have any direct liability on the CE Amount.
The Bank will recalculate the estimated credit rating of a Master Commitment if there is evidence of a decline in credit quality of the related MPF Loans.
Credit Enhancement Fees
The structure of the CE Fee payable to the PFI depends upon the product type selected. For Original MPF, the PFI is paid a monthly CE Fee between 0.09% and 0.11% (9 to 11 basis points) per annum and paid monthly based on the aggregate outstanding principal balance of the MPF Loans in the Master Commitment.

For MPF 100 and MPF 125, the PFI is paid a monthly CE Fee between 0.07% and 0.10% (7 and 10 basis points) per annum and paid monthly on the aggregate outstanding principal balance of the MPF Loans in the Master Commitment. The PFI’s monthly CE Fee is performance based in that it is reduced by losses charged to the FLA. For MPF 100, the CE Fee is fixed for the first two or three years of a Master Commitment and thereafter becomes performance based. For MPF 125, the CE Fee is performance based for the entire life of the Master Commitment.
For MPF Plus, the performance based portion of the CE Fee is typically between 0.06% and 0.07% (6 and 7 basis points) per annum and paid monthly on the aggregate outstanding balance of the MPF Loans in the Master Commitment. The performance based CE Fee is reduced by losses charged to the FLA and is paid one year after accrued based on monthly outstanding balances. The fixed portion of the CE Fee is typically 0.07% (7 basis points) per annum and paid monthly on the aggregate outstanding principal balance of the MPF Loans in the Master Commitment. The lower performance CE Fee is for Master Commitments without a direct PFI CE amount.
Only MPF Government Loans are eligible for sale under the MPF Government Product. The PFI provides and maintains insurance or a guaranty from the applicable federal agency (i.e., the FHA, VA, RHS or HUD) for MPF Government Loans and the PFI is responsible for compliance with all federal agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted MPF Government Loans. The PFI is paid a monthly government loan fee equal to 0.02% (2 basis points) per annum based on the month end outstanding aggregate principal balance of the Master Commitment in addition to the customary 0.44% (44 basis points) per annum servicing fee that is retained by the PFI on a monthly basis based on the outstanding aggregate principal balance of the MPF Loans. In addition, for Master Commitments issued prior to [January 22, 2007], the PFI is paid a monthly government loan fee equal to 0.02% (2 basis points) per annum based on the month end outstanding aggregate balance of the Master Commitment. Only PFIs that are licensed or qualified to originate and service Government loans by the applicable federal agency or agencies and that maintain a mortgage loan delinquency ratio that is acceptable to the Bank and that is comparable to the national average and/or regional delinquency rates as published by the Mortgage Bankers Association are eligible to sell and service MPF Government Loans under the MPF Program.
Credit Risk Exposure on MPF Loans
The Bank’s credit risk on MPF Loans is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFI’s credit enhancement protection. Under the MPF Program, the PFI’s credit enhancement protection (“CEP Amount”) may take the form of a contingent performance based CE Fee whereby such fees are reduced by losses up to a certain amount arising under the Master Commitment and the CE Amount (which represents a direct liability to pay credit losses incurred with respect to that Master Commitment or may require the PFI to obtain and pay for an SMI policy insuring the MPF Bank for a portion of the credit losses arising from the Master Commitment). Under the AMA Regulation, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement and further, that the FHLBNY may request additional collateral to secure the PFI’s obligations.
The Bank also faces credit risk of loss on MPF Loans to the extent such losses are not recoverable from the PFI either directly or indirectly through performance based CE Fees, or from an SMI insurer, as applicable. However, because the typical MPF Loan to value ratio is less than 100% and PMI covers loan to value ratios in excess of 80%, a significant decline in value of the underlying property would have to occur before the Bank is exposed to credit losses.

Correspondent Banking Services
The FHLBNY offers its members an array of correspondent banking services, including depository services, wire transfers, settlement services, and safekeeping services. Depository services include processing of customer transactions in “Overnight Investment Accounts”, the interest-bearing demand deposit account each customer has with the FHLBNY. All customer-related transactions (e.g., deposits, Federal Reserve Bank settlements, advances, securities transactions, and wires) are posted to these accounts each business day. Wire transfers include processing of incoming and outgoing domestic and foreign wire transfers, including third-party transfers. Settlement services include automated clearinghouse and other transactions received through the FHLBNY’s accounts at the Federal Reserve Bank as correspondent for its members and passed through to customers’ Overnight Investment Accounts at the FHLBNY. Through a third party, the FHLBNY offers customers a range of securities custodial services, such as settlement of book entry (electronically held) and physical securities. The FHLBNY encourages members to access these products through 1Linksm, an Internet-based delivery system developed as a proprietary service by the FHLBNY. Members access the 1Link system to obtain account activity information or process wire transfers, book transfers, security safekeeping and advance transactions.
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
Affordable Housing Program (“AHP”). The FHLBNY meets this requirement by allocating 10 percent of its previous year’s net income to its Affordable Housing Program each year. The Affordable Housing Program helps members of the FHLBNY meet their Community Reinvestment Act responsibilities. The program gives members access to cash grants and subsidized, low-cost funding to create affordable rental and home ownership opportunities, including first-time homebuyer programs. Within each year’s AHP allocation, the FHLBNY has established a set-aside program for first-time homebuyers called the First Home Clubsm. A total of 15% of the AHP allocation for 2006 has been set aside for this program. Household income qualifications for the First Home Club are the same as for the competitive AHP. Qualifying households can receive matched funds at a 3:1 ratio, up to $5,000, as closing cost and/or down payment assistance. Households are also required to attend counseling seminars that address personal budgeting and home ownership skills training.
Other Mission Related Activities. The Community Investment Program (“CIP”), Rural Development Advance (“RDA”), and Urban Development Advance (“UDA”) are community-lending programs that provide additional support to members in their affordable housing and economic development lending activities. These community-lending programs support affordable housing and economic development activity within low- and moderate-income neighborhoods and other activities that benefit low- and moderate-income households. Through the Community Investment Program, Rural Development Advance, and Urban Development Advance programs, the FHLBNY provides reduced-interest-rate advances to members for lending activity that meets the program requirements. The FHLBNY also provides letters of credit (“Letters of Credit”) in support of projects that meet the CIP, Rural Development Advance, and Urban Development Advance program requirements. These project-eligible Letters of Credit are offered at reduced fees. Providing community lending programs (Community Investment Project, Rural Development Advance, Urban Development Advance, and Letters of Credit) at advantaged pricing that is discounted from the FHLBNY’s market interest rates and fees represents an additional income allocation in support of affordable housing and community economic development efforts. In addition, overhead costs and administrative expenses associated with the implementation of the FHLBNY’s Affordable Housing and community lending programs are absorbed as general operating expenses and are not charged back to the AHP allocation. The foregone interest and fee income, as well as the administrative and operating costs are above and beyond the annual income contribution to the AHP Loans offered under these programs are accounted for on their contractual terms consistent with standard accounting practices and no separate benefits are recorded.

Investments
The FHLBNY maintains portfolios of investments to provide additional earnings and for liquidity purposes. Investment income also bolsters the FHLBNY’s capacity to fund Affordable Housing Program projects, to cover operating expenditures, and to satisfy the Resolution Funding Corporation (REFCORP) assessment. To help ensure the availability of funds to meet member credit needs, the FHLBNY maintains a portfolio of short-term investments issued by highly-rated financial institutions. The investments include overnight Federal funds, term Federal funds, interest-bearing deposits, and certificates of deposit. The FHLBNY further enhances interest income by maintaining a long-term investment portfolio. This portfolio may include: securities issued by the U.S. government and U.S. government agencies, as well as mortgage-backed and residential asset-backed securities issued by government-sponsored mortgage enterprises or those carrying the highest credit ratings from Moody’s Investors Service (“Moody’s”) or Standard & Poor’s. Investments in housing-related obligations of state and local governments and their housing finance agencies are required to carry ratings of AA or higher at time of acquisition. Housing-related obligations help to liquefy mortgages that finance low- and moderate-income housing. The long-term investment portfolio generally provides the FHLBNY with higher returns than those available in the short-term money markets.
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
The FHLBNY also limits the book-value of the FHLBNY’s investments in mortgage-backed and residential asset-backed securities, collateralized mortgage obligations, Real Estate Mortgage Investment Conduits, and other eligible asset-backed securities to not exceed 300% of the Bank’s previous month-end capital on the day it purchases the securities. At the time of purchase, all securities purchased must carry the highest rating assigned by Moody’s or Standard & Poor’s.
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
Debt Financing — Consolidated Obligations
The primary source of funds for the FHLBNY is the sale of debt securities, known as consolidated obligations, in the U.S. and Global capital markets. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the twelve FHLBanks. Consolidated obligations are not obligations of the United States, and the United States does not guarantee them. Moody’s has rated the consolidated obligations Aaa/P-1, and Standard & Poor’s has rated them AAA/A-1+.
At December 31, 2006 and 2005, the aggregate par amounts of consolidated obligations outstanding for all 12 FHLBanks were $951.9 billion and $937.5 billion. In comparison, the par amounts of the FHLBNY’s consolidated obligation bonds outstanding at December 31, 2006 and 2005 were $62.2 billion and $57.1 billion. Principal amounts of discount notes outstanding at December 31, 2006 and 2005 were $12.3 billion and $20.7 billion.
Although the FHLBNY is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the following rules apply: the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock from, any member or non-member stockholder until the Finance Board, the regulator of the FHLBanks, approves the FHLBNY’s consolidated obligation payment plan or other remedy and until the FHLBNY pays all the interest or principal currently due under all its consolidated obligations. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.
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
Consolidated obligation Bonds. Consolidated obligation bonds satisfy the FHLBNY’s long-term funding requirements. Typically, the maturity of these securities ranges from one to ten years, but the maturity is not subject to any statutory or regulatory limit. In 2006, the Office of Finance also issued 30-year bonds on behalf of certain FHLBanks. Consolidated obligation bonds can be fixed or adjustable rate and callable or non-callable. Consolidated obligation bonds can be issued and distributed through negotiated or competitively bid transactions with underwriters approved by the Office of Finance or members of a selling group.
The FHLBanks also conduct the TAP Issue Program for fixed-rate, non-callable bonds. This program combines bond issues with specific maturities by reopening these issues daily during a three-month period through competitive auctions. The goal of the TAP program is to aggregate frequent smaller issues into a larger bond issue that may have greater secondary market liquidity.
The FHLBanks also participate in the “Global Issuances Program.” The Global Issuance Program commenced in 2002 through the Office of Finance with the objective of providing funding to FHLBanks at lower interest costs than consolidated bonds issued through the TAP program because issuances occur less frequently, are larger in size and are placed by dealers to investors via a syndication process.

Consolidated obligation Discount Notes. Consolidated obligation discount notes provide the FHLBNY with short-term funds for advances to members. These notes have maturities up to one year and are offered daily through a dealer-selling group. The notes are sold at a discount from their face amount and mature at par.
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
Regardless of the method of issuance, the Office of Finance can only issue consolidated obligations when an FHLBank provides a request for and agrees to accept the funds.
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
As of December 31, 2006 and 2005, management determined that the amount of retained earnings necessary to achieve the objectives based on the risk profile of the FHLBNY’s balance sheet was $186.3 million and $202.4 million respectively. Actual unrestricted retained earnings as of December 31, 2006 and 2005 were $368.7 million and $291.4 million, respectively. Management expects future dividend payout ratios to range from 80% to 100% of net income.
The Policy establishes dividend payout after determining a retained earnings target amount, based on an assessment methodology approved by the Board of Directors, that reasonably identifies and quantifies all material risks faced by the FHLBNY. The final dividend payout is subject to Board approval and the applicable Finance Board regulations.
The following table summarizes the impact of dividends on the FHLBNY’s retained earnings for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	2006	2005	2004
Retained earnings, beginning of year	$291,413	$223,434	$126,697
Net Income for the year	285,195	230,158	161,276

	576,608	453,592	287,973
Dividend paid in the year*	(207,920)	(162,179)	(64,539)

Retained earnings, end of year	$368,688	$291,413	$223,434

*Dividends are not accrued at quarter end; they are declared and paid in the month following the end of the quarter.

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
Competition within the FHLBanks is limited. A holding company with multiple banking charters may operate in multiple Federal Home Loan Bank districts. If the member has a centralized treasury function, it is possible that there will be competition for advances. A limited number of financial institutions who are members of the FHLBNY may meet this description. In addition, a limited number of members of the FHLBNY are part of a bank holding company, and could therefore be affiliated to members of another FHLBank. The Bank does not believe that the amount of advances borrowed, or the amount of capital stock held is material in the context of its competitive environment. Certain large financial institutions, operating in the FHLBNY’s district, may borrow unsecured Federal funds from other Federal Home Loan Banks. The FHLBNY is not prohibited by regulation from purchasing short-term investments from its members. However, the FHLBNY’s current practice is not to permit members to borrow unsecured funds from the FHLBNY and in compliance with the current practice; the FHLBNY does not compete for member borrowing needs of unsecured Federal funds. An indirect source of competition is the acquisition of a member bank by a member of another FHLBank. Under Finance Board regulations, the acquired member is no longer a member of the FHLBNY and cannot borrow additional funds from the FHLBNY. In addition, the non-member may not renew advances when they mature. Former members, who by virtue of being acquired attained non-member status, had outstanding advances aggregating $1.8 billion and $401.9 million at December 31, 2006 and December 31, 2005, respectively. Such non-members held capital stock, which was reported as mandatorily redeemable capital stock (a liability), totaling $109.9 million and $18.1 million at December 31, 2006 and 2005, respectively.

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
The FHLBNY has an internal audit department; the FHLBNY’s Board of Directors has an Audit Committee; and an independent registered public accounting firm audits the annual financial statements of the FHLBNY. The independent registered public accounting firm conducts these audits following auditing standards established by the Public Company Accounting Oversight Board (United States). The FHLBanks, the Finance Board, and Congress all receive the audit reports. The FHLBNY must also submit annual management reports to Congress, the President, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition; a statement of operations; a statement of cash flows; a statement of internal accounting and administrative control systems; and the report of the independent registered public accounting firm on the financial statements.
The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Board and the FHLBanks, including the FHLBNY, and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the FHLBNY’s financial statements conducted by a registered independent public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget and the FHLBNY. The Comptroller General may also conduct his or her own audit of any financial statements of the FHLBNY.

Personnel
As of December 31, 2006 the FHLBNY had 225 full-time and 7 part-time employees. At December 31, 2005, there were 212 full-time and 9 part-time employees The employees are not represented by a collective bargaining unit, and the FHLBNY considers its relationship with its employees to be good.
Tax Status
Resolution Funding Corporation (“REFCORP”) Assessments. Although the FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax, it is required to make payments to REFCORP.
REFCORP was established by Act of Congress in 1989 to help facilitate the U.S. government’s bailout of failed financial institutions. The REFCORP assessments are used by the Treasury to pay a portion of the annual interest expense on long-term obligations issued to finance a portion of the cost of the bailout. Principal on those long-term obligations will be paid from a segregated account containing zero-coupon U.S. government obligations, which were purchased using funds that Congress directed the FHLBanks to provide for that purpose.
Each FHLBank is required to make payments to REFCORP until the total amount of payments actually made is equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030. REFCORP assessment is 20 percent of annual GAAP net income after payment of AHP assessments; see section immediately following this discussion that explains the impact of AHP assessment and interest payments due on mandatorily redeemable capital stock).
The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030 will be paid to the Department of Treasury.
The REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides their net income before AHP and REFCORP to the REFCORP, who then performs the calculations for each quarter end. The Finance Board, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation. The Finance Board will shorten or lengthen the period during which the FHLBanks must make payments to REFCORP depending on actual payments relative to the referenced annuity.
The REFCORP assessment of the FHLBanks was $647 million (cash payment $684) for the year 2006. As a result of the REFCORP payments of $684 million made by the FHLBanks in 2006, the REFCORP projects that the FHLBanks will continue to make quarterly payments through to July 15, 2015. This compares to a projected date of October 15, 2017, at December 31, 2005, based on REFCORP payments made through 2005.
Under Finance Board regulation, the amount by which the REFCORP payment for any quarter exceeds $75 million, the benchmark payment, the excess is used to “defease” all or a portion of the most-distant remaining quarterly benchmark payment. The REFCORP assessment paid for the fourth quarter of 2006 was $162 million (cash payment of $162 million), and exceeded the $75 million quarterly benchmark payment for the quarter by $87 million, which amount is used to defease future quarterly payments.
The amount defeased is the calculated value of a hypothetical investment of $87 million in zero-coupon Treasury bonds. Based on this calculation, future payments are projected to be defeased as follows: (1) $54 million portion of the $75 million benchmark payment due on January 15, 2016. (2) All of the $75 million due on October 15, 2015, and (3) $3 million of the $75 million due on July 15, 2015. The defeased benchmark payments (or portions thereof) can be reinstated if future actual REFCORP payments fall short of the $75 million benchmark in any quarter.

The cumulative amount to be paid to REFCORP by the FHLBNY is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the FHLBNY experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date net income. The FHLBNY would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year.
Affordable Housing Program Assessments. Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program (or “AHP”). Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of regulatory net income. Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock under Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”) and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Board. The Affordable Housing Program and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBNY accrues this expense monthly based on its income.
The FHLBNY charges the amount set aside for Affordable Housing Program to income and recognizes it as a liability. In periods where the FHLBNY’s regulatory income before Affordable Housing Program and REFCORP is zero or less, the amount of AHP liability is equal to zero, barring application of the following. The Bank relieves the AHP liability as members use subsidies. If the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program and REFCORP to the sum of the income before Affordable Housing Program and REFCORP of the 12 FHLBanks. There was no shortfall in the years ended 2006, 2005 and 2004.

ITEM 1A. RISK FACTORS
The following risk factors and all of the other information set forth in this Annual Report on Form 10-K, including the financial statements and accompanying notes should be considered. If any of the events or developments described in this section were to occur, the business, financial condition or results of operations could be adversely affected.
The FHLBNY’s funding depends on its ability to access the capital markets. The FHLBNY’s primary source of funds is the sale of consolidated obligations in the capital markets. The FHLBNY’s ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond the FHLBNY’s control. Accordingly, the FHLBNY may not be able to obtain funding on acceptable terms, if at all. If the FHLBNY cannot access funding when needed on acceptable terms, their ability to support and continue their operations could be adversely affected, which could negatively affect their financial condition and results of operations.
Changes in the credit ratings on FHLBank System consolidated obligations may adversely affect the cost of consolidated obligations, which could adversely affect FHLBNY’s financial condition and results of operations. FHLBank System consolidated obligations have been assigned Aaa/P-1 and AAA/A-1+ ratings by Moody’s and S&P. Rating agencies may from time to time change a rating or issue negative reports, which may adversely affect the cost of funds of one or more FHLBanks, including the FHLBNY, and the ability to issue consolidated obligations on acceptable terms. A higher cost of funds or the impairment of the ability to issue consolidated obligations on acceptable terms could also adversely affect the FHLBNY’s financial condition and results of operations.
The FHLBNY relies upon derivative instrument transactions to reduce their interest-rate risk, and changes in their credit ratings may adversely affect their ability to enter into derivative instrument transactions on acceptable terms. The FHLBNY’s financial strategies are highly dependent on its ability to enter into derivative instrument transactions on acceptable terms to reduce its interest-rate risk. Rating agencies may from time to time change a rating or issue negative reports, which may adversely affect the FHLBNY’s ability to enter into derivative instrument transactions with acceptable parties on satisfactory terms in the quantities necessary to manage its interest-rate risk on consolidated obligations. This could negatively affect the FHLBNY’s financial condition and results of operations.
The FHLBanks are governed by federal laws and regulations, which could change or be applied in a manner detrimental to the FHLBNY’s operations. The FHLBanks are government-sponsored enterprises (GSEs), organized under the authority of the FHLBank Act, and, as such, are governed by federal laws and regulations of the Finance Board, an independent agency in the executive branch of the federal government. From time to time, Congress has amended the FHLBank Act in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Board could have a negative effect on the FHLBanks’ ability to conduct business or their costs of doing business.
Changes in regulatory or statutory requirements or in their application could result in, among other things, changes in the FHLBNY’s cost of funds, retained earnings requirements, debt issuance, dividend payment limits, form of dividend payments, capital redemption and repurchase limits, permissible business activities, the size, scope, or nature of the FHLBNY’s lending, investment, or mortgage purchase program activities, or increased compliance costs. Changes that restrict dividend payments, the growth of the FHLBNY’s current business, or the creation of new products or services could negatively affect the FHLBNY’s results of operations and financial condition. Further, the regulatory environment affecting members could be changed in a manner that would negatively affect their ability to acquire or own an FHLBNY’s capital stock or take advantage of an FHLBNY’s products and services.

Changes in the regulation of GSEs or the FHLBanks’ status as GSEs may adversely affect the FHLBNY’s business activities, future advance balances, and the cost of debt issuance. Many GSEs, such as Fannie Mae, Freddie Mac, and the FHLBank System, have grown significantly in recent years. As a result of this growth, these GSEs have actively issued debt securities to fund their operations. In addition, negative accounting and other announcements by Fannie Mae and Freddie Mac have created pressure on debt pricing, as investors have perceived their debt instruments as bearing increased risk. Restatements and related announcements by the FHLBanks may contribute to this pressure on FHLBank debt pricing.
As a result of these factors, the FHLBank System may have to pay a higher rate of interest on consolidated obligations to make them attractive to investors. If the FHLBNY maintains its existing pricing on advances, the resulting increase in the cost of issuing consolidated obligations could cause the FHLBNY’s advances to be less profitable and reduce their net interest margins (the difference between the interest rate received on advances and the interest rate paid on consolidated obligations). If, in response to this decrease in net interest margin, the FHLBNY changes the pricing of its advances, the advances may no longer be attractive to its members, and outstanding advances balances may decrease. In either case, the increased cost of issuing consolidated obligations could negatively affect the FHLBNY’s financial condition and results of operations.
Changes in interest rates could significantly affect the FHLBNY’s financial condition, and results of operations. The FHLBNY realizes income primarily from the spread between interest earned on its outstanding advances, investments and shareholders’ capital, and interest paid on its consolidated obligations and other liabilities. Although the FHLBNY uses various methods and procedures to monitor and manage its exposure to changes in interest rates, the FHLBNY may experience instances when either its interest-bearing liabilities will be more sensitive to changes in interest rates or its interest-earning assets, or vice versa. In either case, interest-rate movements contrary to the FHLBNY’s position could negatively affect its financial condition and results of operations. Moreover, the effect of changes in interest rates can be exacerbated by prepayment and extension risk, which is the risk that mortgage-related assets will be refinanced by the mortgagor in low interest-rate environments or will remain outstanding longer then expected at below-market yields when interest rates increase.
A loss or change of business activities with large members could adversely affect the FHLBNY’s results of operations and financial condition. Simultaneous withdrawal of large members from the FHLBNY’s membership could result in a reduction of the FHLBNY’s total combined assets, capital, and net income. If one or more of the FHLBNY’s large members were to prepay its advances or repay the advances as they came due, and no other advances were made to replace them, it could also result in a reduction of the FHLBNY’s total combined assets, capital, and net income. The timing and magnitude of the effect of a reduction in the amount of advances would depend on a number of factors, including:
•	- the amount and the period over which the advances were prepaid or repaid;

•	- the amount and timing of any corresponding decreases in activity-based capital;

•	- the profitability of the advances;

•	- the size and profitability of the FHLBNY’s short- and long-term investments; and

•	- the extent to which consolidated obligations matured as the advances were prepaid or repaid.

The FHLBNY’s financial condition and results of operations could be adversely affected by FHLBNY’s exposure to credit risk. The FHLBNY’s has exposure to credit risk in that the market value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. In addition, the FHLBNY assumes secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default and the FHLBNY could suffer a loss if it could not fully recover amounts owed to it on a timely basis. A credit loss, if material, could have an adverse effect on the FHLBNY’s financial condition and results of operations, and the value of FHLBank membership.
The FHLBNY may not be able to meet its obligations as they come due or meet the credit and liquidity needs of its members in a timely and cost-effective manner. The FHLBNY seeks to be in a position to meet their members’ credit and liquidity needs and pay their obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. In addition, the FHLBNY maintains a contingency liquidity plan designed to enable it to meet its obligations and the liquidity needs of members in the event of operational disruptions or short-term disruptions in the capital markets. The FHLBNY’s ability to manage its liquidity position or its contingency liquidity plan may not enable it to meet its obligations and the credit and liquidity needs of its members, which could have an adverse effect on the FHLBNY’s financial condition and results of operations.
The FHLBNY faces competition for advances, loan purchases, and access to funding, which could adversely affect its businesses and the FHLBNY’s efforts to make advance pricing attractive to its members may affect earnings. The FHLBNY’s primary business is making advances to its members, and the Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks and, in certain circumstances, and other FHLBanks. The FHLBNY’s members have access to alternative funding sources, which may offer more favorable terms than the FHLBNY on its advances, including more flexible credit or collateral standards. The FHLBNY may make changes in policies, programs, and agreements affecting members from time to time, including, without limitation, policies, programs, and agreements affecting the availability of and conditions for access to advances and other credit products, the MPF Program, the AHP, and other programs, products, and services, could cause members to obtain financing from alternative sources. In addition, many competitors are not subject to the same regulations, which may enable those competitors to offer products and terms that the FHLBNY is not able to offer.
The availability to the FHLBNY’s members of alternative funding sources that are more attractive may significantly decrease the demand for the FHLBNY’s advances. Lowering the price of the advances to compete with these alternative funding sources may decrease profitability on advances. A decrease in the demand for the FHLBNY’s advances or a decrease in the FHLBNY’s profitability on advances could adversely affect the FHLBNY’s financial condition and results of operations.
Certain FHLBanks, including the FHLBNY, also compete, primarily with Fannie Mae and Freddie Mac, for the purchase of mortgage loans from members. Some FHLBanks may also compete with other FHLBanks with which their members have a relationship through affiliates. The FHLBNY offers the MPF Program to its members. Competition among FHLBanks for MPF program business may be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time. Increased competition can result in a reduction in the amount of mortgage loans the FHLBNY is able to purchase and, therefore, lower income from this part of their businesses.
The FHLBanks, including the FHLBNY, also compete with the U.S. Department of the Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. Increased competition could adversely affect the FHLBNY’s ability to have access to funding, reduce the amount of funding available to the FHLBNY, or increase the cost of funding available to the FHLBNY. Any of these effects could adversely affect the FHLBNY’s financial condition and results of operations.

The FHLBNY relies heavily on information systems and other technology. The FHLBNY relies heavily on its information systems and other technology to conduct and manage its business. If the FHLBNY experiences a failure or interruption in any of these systems or other technology, the FHLBNY may be unable to conduct and manage its business effectively, including, without limitation, its advance and hedging activities. Although the FHLBNY has implemented a business resumption plan, it may not be able to prevent, timely and adequately address, or mitigate the negative effects of any failure or interruption. Any failure or interruption could adversely affect its member relations, risk management, and profitability, which could negatively affect the FHLBNY’s financial condition and results of operations.
Economic downturns and changes in federal monetary policy could have an adverse effect on the FHLBNY’s business and its results of operations. The FHLBNY’s businesses and results of operations are sensitive to general business and economic conditions. These conditions include short- and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the local economies in which the FHLBNY conducts its business. If any of these conditions worsen, the FHLBNY’s businesses and results of operations could be adversely affected. For example, a prolonged economic downturn could result in members becoming delinquent or defaulting on their advances. In addition, the FHLBNY’s business and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities.
Joint and Several Liability for Consolidated Obligations. The FHLBNY is jointly and severally liable along with the other Federal Home Loan Banks for the consolidated obligations issued on behalf of the Federal Home Loan Banks through the Office of Finance. Dividends on, redemption of, or repurchase of shares of the FHLBNY’s capital stock can not occur unless the principal and interest due on all consolidated obligations have been paid in full. If another Federal Home Loan Bank were to default on its obligation to pay principal or interest on any consolidated obligations, the Finance Board may allocate the outstanding liability among one or more of the remaining Federal Home Loan Banks on a pro rata basis or on any other basis the Finance Board may determine. As a result, the FHLBNY’s ability to pay dividends on, to redeem, or to repurchase shares of capital stock could be affected by the financial condition of one or more of the other Federal Home Loan Banks. However, no Federal Home Loan Bank has ever defaulted on its debt obligations since the FHLB System was established in 1932.
Corporate Governance. On January 24, 2007, the Finance Board issued an interim final rule establishing new procedures for the selection of appointive directors to the boards of the FHLBanks. Under the new rule, the Board of Directors of the FHLBanks are responsible for identifying and submitting a list of potential appointive director nominees for consideration by the Finance Board. The Finance Board may then select appointive directors from among the list of nominees submitted by the FHLBank.
The FHLBNY currently has four appointive director vacancies. As a result of the new regulation, the FHLBNY’s Board is responsible for providing the Finance Board by March 31, 2007 with the names of persons who could potentially fill the open appointive director positions. The FHLBNY’s Board is currently in the process of compiling a list of candidates.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Under the FHLBank Act, the only matter that is submitted to shareholders for votes is the annual election of the FHLBNY’s elected directors. The majority of the FHLBNY’s directors are elected by and from the membership. The FHLBank Act requires that the FHLBNY’s regulator, the Federal Housing Finance Board appoint the remainder.
The Director Election Process
Voting rights of shareholders with regard to the election of directors are set forth at 12 C.F.R. Section 915. Specifically, holders of stock that were members of the FHLBNY as of the record date (i.e., December 31 of the year immediately preceding an election) are entitled to participate in the election process. Eligible shareholders may nominate representatives from FHLBNY members in their states to serve three-year terms on the FHLBNY’s Board of Directors. After the slate of nominees is finalized, each shareholder is then eligible to vote for the number of open director seats in the state in which its principal place of business is located. Each shareholder is entitled to cast one vote for each share of stock that the shareholder was required to hold as of the record date; however, the number of votes that each shareholder may cast for each directorship can not exceed the average number of shares of stock that were required to be held by all members located in that state on the record date.
Consistent with the foregoing, the only matter submitted to a vote of shareholders in 2006 was the election of certain directors, which occurred in the last quarter of 2006. The FHLBNY conducted this election to fill all open elective directorships for 2007 designated by the Finance Board. The election was conducted in accordance with Finance Board regulations. Information about the results of the election is set forth below.

2006 Director Election Results
On November 3, 2006, the stockholders of the Bank elected Messrs. James W. Fulmer, John M. Scarchilli, and Ms. Katherine J. Liseno, as directors of the Bank to each serve for a three-year term commencing January 1, 2007. The following information summarizes the results of the election.
In New York, two directorships were open. James W. Fulmer received 2,349,751 votes and John M. Scarchilli received 2,338,359 votes, and were the winners. Two other nominees received 456,557 and 182,073 votes, respectively. 6,137,049 votes were not cast.
In New Jersey, one directorship was open. Katherine J. Liseno received 1,158,168 votes and was the winner. Two other nominees received 716,163 and 67,348 votes, respectively. 832,264 votes were not cast.
In addition, in Puerto Rico and the U.S. Virgin Islands, one directorship was open. However, due to a lack of other eligible nominees, in accordance with Federal Housing Finance Board regulations governing the election process located at 12 C.F.R. §915.8(b), nominee José R. González was deemed eligible to serve as a Director of the FHLBNY and, as such, the FHLBNY declared him re-elected to serve as a Director for a three-year term commencing January 1, 2007.
Each of the following elected directors’ terms as directors continued into 2007 after the foregoing vote: George L. Engelke, Jr., Joseph R. Ficalora, Carl A. Florio, Ronald E. Hermance, Jr., David W. Lindstrom, Kevin J. Lynch and George Strayton. (As of the date of this annual report on Form 10-K, the directors on the Board appointed by the Federal Housing Finance Board are Richard S. Mroz and Anne Evans Estabrook).
The FHLBNY is formally exempt from filing of information and proxy statements in accordance with correspondence from the Office of Chief Counsel of the Division of Corporate Finance of the U.S. Securities and Exchange Commission dated August 26, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All of the stock of the FHLBNY is owned by its members and by institutions holding the FHLBNY’s stock as a result of having acquired an FHLBNY member. The FHLBNY conducts its business in advances and mortgages exclusively with its stockholder members and housing associates. There is no established marketplace for FHLBNY stock. FHLBNY stock is not publicly traded. It may be redeemed at par value upon request, subject to regulatory limits. The par value of all FHLBNY stock is $100 per share. These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended. As of December 31, 2006 the FHLBNY had 293 members and 36,562,026 shares of stock outstanding, including 1,099,496 shares of stock deemed mandatorily redeemable and classified as a liability. As of December 31, 2005, the FHLBNY had 297 members and 36,085,411 shares of stock outstanding, including 180,870 shares of stock considered as mandatorily redeemable and classified as a liability.
Recent FHLBNY quarterly cash dividends are outlined in the table below. No dividends were paid in the form of stock. Dividend payments and earnings retention are subject to modification by the FHLBNY’s Board of Directors, at its discretion, and within the regulatory framework promulgated by the Finance Board. The FHLBNY’s Retained Earnings and Dividends Policy outlined in the section titled “Retained Earnings and Dividends” under Part I, Item 1 of this Annual Report on Form 10-K provides additional information. Dividends from a calendar quarter’s earnings are paid in the month following the end of that calendar quarter.
The following amounts are in whole dollars:

	2006		2005		2004
Month Paid	Amount	Dividend Rate	Amount	Dividend Rate	Amount	Dividend Rate
January	$46,368,744	5.11%	$28,715,153	3.05%	$13,847,480	1.45%
April	47,137,015	5.25	42,573,260	4.70	14,680,897	1.58
July	53,912,609	5.75	45,969,840	5.00	20,173,495	2.08
October	62,020,436	6.25	48,639,214	5.25	21,114,755	2.22

	$209,438,804		$165,897,467		$69,816,627

Dividends associated with mandatorily redeemable stock of $1.5 million and $3.7 million for the years ended December 31, 2006 and 2005 are included in the table above as dividends paid.
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

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition
(dollars in millions)	December 31,
	2006	2005	2004	2003	2002
Investments (1)	$20,503	$21,190	$18,363	$14,217	$23,598
Advances	59,012	61,902	68,507	63,923	68,926
Mortgage loans	1,483	1,467	1,178	672	435
Total assets	81,703	85,014	88,439	79,230	93,606
Deposits and borrowings	2,390	2,658	2,297	2,100	2,743
Consolidated obligations	74,234	77,279	80,157	70,857	83,512
Mandatorily redeemable stock	110	18	127	—	—
AHP liability	102	91	82	93	110
REFCORP liability	17	14	10	—	14
Capital stock	3,546	3,590	3,655	3,639	4,051
Retained earnings	369	291	223	127	244
Equity to asset ratio (2)	4.79%	4.57%	4.38%	4.75%	4.59%

	Years ended December 31,
Averages	2006	2005	2004	2003	2002
Investments (1)	$19,490	$19,944	$17,642	$19,833	$20,677
Advances	64,658	63,446	65,289	70,943	64,210
Mortgage loans	1,471	1,360	928	527	400
Total assets	86,319	85,254	84,344	92,747	86,682
Deposits and borrowings	1,773	2,112	1,968	2,952	2,908
Consolidated obligations	79,314	77,629	76,105	81,818	76,907
Mandatorily redeemable Capital Stock	51	56	238	—	—
AHP liability	95	84	83	105	107
REFCORP liability	9	7	4	2	8
Capital stock	3,737	3,604	3,554	4,082	3,768
Retained earnings	314	251	159	193	204

	Years ended December 31,
Operating Results	2006	2005	2004	2003	2002
(dollars in millions,
except earnings and dividend per share)
Net interest income (3)	$470	$395	$268	$299	$389
Net income	285	230	161	46	234
Dividend paid in cash	208	162	66	164	167
AHP expense	32	26	19	5	26
REFCORP expense	71	58	40	11	59
Return on average equity	7.04%	5.97%	4.34%	1.08%	5.89%
Return on average assets	0.33%	0.27%	0.19%	0.05%	0.27%
Operating expenses	$63	$59	$51	$48	$39
Operating expenses as a percent of average assets	0.07%	0.07%	0.06%	0.05%	0.04%
Earnings per share	$7.63	$6.36	$4.55	$1.12	$6.21
Dividend paid per share	$5.59	$4.50	$1.83	$3.97	$4.51
Headcount (Full time and part time)	232	221	210	206	200

(1)	Investments include held-to-maturity securities, available-for-sale securities, interest-bearing deposits, Federal funds, and loans to other FHLBanks.

(2)	Equity to asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.

(3)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

Supplementary financial data for each quarter for the years ended December 31, 2006 and 2005 are presented below (in thousands):

	2006 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$1,174,997	$1,212,398	$1,069,478	$947,374
Interest expense	1,045,761	1,089,978	954,255	844,135

Net interest income	129,236	122,420	115,223	103,239

Provision for credit loss	(10)	—	(1)	—
Other income (loss)	(14,705)	(1,057)	3,647	(1,124)
Other expenses	(44,256)	(44,538)	(43,451)	(39,428)

Net income before cumulative effects	70,265	76,825	75,418	62,687
Cumulative effect adjustment	—	—	—	—

Net Income after cumulative effect	$70,265	$76,825	$75,418	$62,687

	2005 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$886,515	$818,571	$748,433	$667,527
Interest expense	783,120	718,818	654,053	570,082

Net interest income	103,395	99,753	94,380	97,445

Provision for credit loss	(3)	(14)	(24)	(34)
Other income (loss)	(10,241)	(287)	(5,771)	(1,558)
Other expenses	(36,904)	(38,316)	(35,110)	(37,662)

Net income before cumulative effects	56,247	61,136	53,475	58,191
Cumulative effect adjustment	—	—	—	1,109

Net income after cumulative effect	$56,247	$61,136	$53,475	$59,300

Interim period — Infrequently occurring items recognized.
2006- In the second and third quarters, the Bank had retired debt with reported losses of $6.8 million. In the fourth quarter, significant debt retirements resulted in additional losses of $19.5 million. Advance prepayment activity initiated by the Bank’s members was significant during the fourth quarter and this is more fully discussed under “Results of Operations.”
2005- During the second quarter of 2005, the FHLBNY corrected its method of computing the fair value hedge basis adjustments of certain hedged advances resulting in a $3.5 million charge to earnings in that quarter. In the same quarter, the FHLBNY further corrected its methodology for estimating the fair value hedge basis adjustments of certain hedged bonds resulting in a charge to second quarter’s earnings of $3.9 million. Realized losses from early extinguishment of debt were $3.8 million, $1.5 million, $2.0 million, and $7.5 million for each of the quarters in 2005.

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
These forward-looking statements involve risks and uncertainties including, but not limited to, the following:
•	Demand for FHLBNY advances resulting from changes in FHLBNY members’ deposit flows and credit demands;
•	Volatility of market prices, rates, and indices or other factors that could affect the value of investments or collateral held by the FHLBNY as security for the obligations of FHLBNY members and counterparties to derivatives and similar agreements, which could result from the effects of, and changes in, various monetary or fiscal policies and regulations, including those determined by the Federal Reserve Board and the Federal Deposit Insurance Corporation;
•	Political events, including legislative, regulatory, judicial, or other developments that affect the FHLBNY, its members, counterparties, and/or investors in the consolidated obligations of the FHLBanks, such as changes in the Federal Home Loan Bank Act or Finance Board regulations that affect FHLBNY’s operations and regulatory oversight;
•	Competitive forces, including other sources of funding available to FHLBNY members without limitation, other entities borrowing funds in the capital markets, the ability to attract and retain skilled individuals; and general economic and market conditions;
•	The pace of technological change and the ability to develop and support technology and information systems, including the Internet, sufficient to manage the risks of the FHLBNY’s business effectively;
•	Changes in investor demand for consolidated obligations and/or the terms of derivatives and similar agreements, including without limitation changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities;
•	Timing and volume of market activity;
•	Ability to introduce new products and services and to successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;

•	Risk of loss arising from litigation filed against one or more of the FHLBanks;

•	Inflation/deflation; and

•	Merger and acquisition activities resulting in reduction of members in the FHLBNY’s district.

Organization of Management’s Discussion and Analysis (“MD&A”).
The FHLBNY’s MD&A is designed to provide information that will assist in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from year to year, the primary factors driving those changes, as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:
Business Overview
Financial Performance. As a cooperative, the FHLBNY seeks to maintain a balance between its public policy mission and its ability to provide adequate returns on the capital supplied by its members. The FHLBNY achieves this balance by delivering low-cost financing to members to help them meet the credit needs of their communities and by paying a dividend. Reflecting the FHLBNY’s cooperative nature, the FHLBNY’s financial strategies are designed to enable the FHLBNY to expand and contract in response to member credit needs. The FHLBNY invests its capital in high quality, short- and intermediate-term financial instruments. This strategy allows the FHLBNY to maintain liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations, and meet other obligations. The dividends paid by FHLBNY are largely the result of the FHLBNY’s earnings on invested member capital, net earnings on member credit, mortgage loans and investments, offset in part by the FHLBNY’s operating expenses and assessments. The FHLBNY’s board of directors and management determine the pricing of member credit and dividend policies based on the needs of its members. The FHLBNY does not consider seasonality to be a factor in its business.

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
Different FHLBank Business Strategies. Each FHLBank is operated as a separate entity with its own management, employees and board of directors. In addition, all FHLBanks operate under the Finance Board’s supervisory and regulatory framework. However, each FHLBank’s management and board of directors determine the best approach for meeting its business objectives and serving its members. As such, the management and board of directors of each FHLBank have developed different business strategies and initiatives to fulfill the FHLBank’s mission, and they re-evaluate these strategies and initiatives from time to time.
Executive Summary — Highlights of the Year ended December 31, 2006
The FHLBNY manages its operations as a single business segment. Advances to members are the primary focus of the FHLBNY’s operations, and is the principal factor that impacts its operating results. The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax. It is required to make payments to Resolution Funding Corporation (“REFCORP”), and set aside a percentage of its income towards an Affordable Housing Program (“AHP”). Together they are referred to as assessments.
On September 21, 2006, S&P raised the long-term counterparty credit rating on the Federal Home Loan Bank of New York to “AAA” from “AA+”, and affirmed its “A-1+” short-term counterparty credit rating.
Net Income for the year ended December 31, 2006 increased by $55.0 million to $285.2 million, up from $230.2 million in 2005. Net earnings per share of capital for the year ended December 31, 2006 was $7.63, up from $6.36 for the year ended December 31, 2005. Return on average stockholders’ equity, defined as capital stock and retained earnings, increased to 7.04% for the year ended December 31, 2006, up from 5.97% for the year ended December 31, 2005. Return on average earning-assets increased to 54.9 basis points for the 12-months ended December 31, 2006, up from 46.6 basis points for the comparable period in 2005. Improved returns were directly attributable to the increase in net income in 2006 compared to 2005.

A cash dividend was paid to stockholders in each of the quarters in 2006, and totaled $5.59 per share of capital stock (par value $100), compared to $4.50 and $1.83 per share paid in 2005 and 2004.
Net interest income after the provision for credit losses, a key metric for the FHLBNY, was $470.1 million for the year ended December 31, 2006, up from $394.9 million in 2005. Net interest income represents the difference between income from interest-earning assets and interest expenses paid on interest-bearing liabilities. The difference, also referred to as the net interest spread, was 29.5 basis points in 2006, compared to 26.6 basis points in 2005. Net interest spread is defined as the difference between yields on interest-earning assets and yields on interest-bearing liabilities.
Three principal factors explain the improved net interest spread. First of all, the mix in demand for advances tilted towards relatively more profitable advance product in 2006. Member demand for short-term, fixed-rate advances increased and the spreads on these advances were relatively more profitable for the Bank compared to other advance products in 2006. In many instances, members chose to switch into the short-term borrowings to replace maturing medium- to longer-term borrowings. Second, increased earnings from the deployment of capital in a rising rate environment was also a significant factor. The third factor was continued favorable market conditions for the issuance of FHLB debt, also referred to as consolidated obligations. The Bank funds its assets largely by the issuance of consolidated obligations, and small improvements in debt execution have a significant impact on net interest income. Consequently, despite the general increase in interest rates, increase in investor demand for FHLBank debt through most of 2006 had a positive effect on the cost of debt issued, especially in coupons for longer-term debt. Also, the increased use of short-maturity, callable bonds in conjunction with swaps that effectively converted the bonds to LIBOR indexed cash flows, were executed at advantageous levels. This too contributed to relatively stable debt expenses. The three factors together — positive change in mix in the advance portfolio, increased earnings from shareholders’ equity in a rising rate environment, and a favorable debt issuance environment — made a strong contribution to net spread in 2006.
Results of operations for 2006 included $26.3 million in losses from early retirement of long-term consolidated obligation debt. The retired debt was mainly associated with the prepayment of advances and commercial mortgage-backed securities. Debt retirements in 2005 resulted in aggregate losses of $14.8 million.
Net realized and unrealized gain from hedging activities amounted to a gain of $9.7 million in 2006, which included realized gains of $4.5 million from termination of purchased options associated with variable-rate advances which were early-terminated (prepaid) by members. The overall gain in 2006 was in contrast to a loss of $9.5 million in 2005, of which $7.4 million of the loss was principally attributable to refinement of valuation methodology during 2005.
Other Expenses, principally Operating Expenses, were $68.3 million for the year ended December 31, 2006, up from $64.6 million in 2005. Significant increases in professional fees, and the ongoing efforts to implement internal control requirements under Sarbanes-Oxley were the main reasons for the large increase. The FHLBNY also added staff to enhance its accounting and risk-management functions in light of additional reporting requirements as a SEC registrant.
REFCORP assessments amounted to $71.3 million in 2006 compared to $57.5 million in 2005. AHP assessments were $32.0 million in 2006 compared to $25.9 million in 2005. Assessments are analogous to a tax on income and the increase reflected the increase in pre-assessment income for the year ended December 31, 2006.
Total assets at December 31, 2006 declined by $3.3 billion to $81.7 billion, compared to $85.0 billion at December 31, 2005. Lower balance sheet asset resulted from a decline in advances to members, and the Bank’s decision to lower the leverage ratio, defined as the ratio of capital to total assets.

Member borrowings of advances in 2006 exhibited uneven demand patterns. Demand increased gradually at first, grew sharply at the end of the second quarter, peaked at $70.0 billion in July 2006, and ultimately declined to $59.0 billion at December 31, 2006, down from $61.9 billion at December 31, 2005. The decline and the uneven pattern of advance volume began early in the year by a merger of a member into a non-member resulting in lost potential of at least $498.0 million of advances that were either prepaid or not renewed at maturity during the first quarter in 2006. In the third quarter, the merger of a large member was consummated, followed by the termination of its membership charter. This member’s borrowings had stood at $3.8 billion at August 31, 2006. Significant prepayment activity followed shortly after. Additionally, because of rules established by the FHLBank Act, the Bank was not permitted to extend additional advances or to replace maturing advances. At December 31, 2006, the former member’s borrowing balance with the Bank was $1.4 billion, a decline of $2.4 billion. Another large member, who had reached definitive agreement to be acquired by a non-member in 2007, prepaid $3.0 billion in the four months leading to December 31, 2006.
Held-to-maturity securities consisting mainly of mortgage-backed securities stood at $11.3 billion on December 31, 2006, up from $9.6 billion at December 31, 2005, as new acquisitions outpaced pay downs. Acquisitions during 2006 totaled $4.0 billion, up from $0.7 billion in 2005. Acquisitions, however, continued to be selective during 2006 and remained opportunistic. When market conditions met the Bank’s risk-reward preferences, acquisition was considered and pursued. By way of contrast, when market conditions in the fourth quarter of 2006 were perceived to be out of line with the Bank’s risk-reward preference, acquisitions were curtailed. All $4.0 billion in MBS acquired were triple-A rated securities, with heavy concentration in agency issued collateralized mortgage obligations (“CMOs”), which are supported by agency pass-through securities. Some prime private-label securities were also purchased. No securities classified as available-for-sale were outstanding at either December 31, 2006 or 2005. During 2005, the Bank had sold its entire portfolio of available-for-sale securities consisting entirely of variable-rate mortgage-backed securities.
At December 31, 2006, the Bank lowered its balance sheet leverage, defined here as total assets as a multiple of total stockholders’ equity (“equity”), to 20.9 times equity, slightly down from 21.9 times equity at December 31, 2005. To achieve the lower leverage target, the Bank decreased holdings of short-term investments. As a result, certificates of deposits outstanding were $5.6 billion at December 31, 2006, down from $8.7 billion at December 31, 2005, although the inventory of Federal funds sold at December 31, 2006 was up at $3.7 billion, compared to $2.9 billion at December 31, 2005. The Bank maintains liquid funds in overnight and short-term Federal funds to accommodate unexpected member borrowing demands particularly at quarter-end.
The Bank made tactical refinements to its funding practices during 2006 to better align its assets and liabilities in a changing market environment, including investor demand for its debt. The Bank chose to rely less on the issuances of discount notes to funds its assets. Discount notes outstanding at the beginning of 2006 made up 26.5% of all consolidated obligation debt. That percentage declined steadily to 21.5% at September 30, 2006, and sharply to a lower ratio of 16.4% at December 31, 2006. The Bank increased its issuance of floating rate bonds during the third quarter of 2006, raising the outstanding balance of floating rate debt to $4.1 billion at December 31, 2006, compared to $0.9 billion at December 31, 2005. The use of callable, step-up bonds has steadily declined and the balance at December 31, 2006 was $3.7 billion, compared to $6.4 billion at December 31, 2005.
Average stockholders’ equity increased during 2006 to $4.1 billion, up from an average of $3.9 billion in 2005, principally from the increase in retained earnings. Capital stock, a component of equity, was down slightly to $3.5 billion at December 31, 2006 from $3.6 billion at December 31, 2005, mainly because the Bank has continued its program to redeem stock in excess of the amount necessary to support advance activity. Members are required to purchase stock as a pre-requisite to membership, and the amount is also determined by a percentage of advances borrowed from the FHLBNY. Under the FHLBNY’s present practice of repurchasing excess stock, the amount of capital stock outstanding varies in line with members’ outstanding borrowings. Advance activity during the fourth quarter of 2006 was characterized by prepayment activity of a few members which drove down advance balances at December 31, 2006, compared to last year-end, creating stock in excess of requirement, and resulting in repurchase of the excess and a decline in capital stock.

Trends in the Financial Markets
Conditions in Financial Markets. The primary external factors that affect net interest income are market interest rates and the general state of the economy.
The following table presents changes in key rates over the course of 2006 and 2005 (rates in percent):

	Year-to-date December 31,
	2006	2005	2006	2005
	Average	Average	Ending Rate	Ending Rate
Federal Funds Rate	4.97	3.19	5.24	4.25
3-month LIBOR	5.20	3.57	5.36	4.54
2-year U.S.Treasury	4.82	3.84	4.81	4.40
5-year Treasury	4.75	4.04	4.69	4.35
10-year Treasury	4.79	4.28	4.70	4.39
15-year residential mortgage note rate	6.01	5.41	5.93	5.74
30-year residential mortgage note rate	6.36	5.85	6.22	6.15
Impact of general level of interest rates to the FHLBNY. The level of interest rates during a reporting period impacts the FHLBNY’s profitability, due primarily to the relatively shorter-term structure of earning assets and the impact of interest rates on invested capital. As of December 31, 2006 and December 31, 2005, investments, excluding mortgage-backed securities and state and local housing agency obligations had stated maturities of less than one year. The FHLBNY had also used derivatives to effectively change the repricing characteristics of a significant proportion of its advances and debt — consolidated obligation bonds — to match shorter-term LIBOR rates that repriced at three-month intervals or less. Consequently, the current level of short-term interest rates, as represented by the overnight Federal funds target rate and the 3-month LIBOR rate, has an impact on the FHLBNY’s profitability.
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
The FHLBNY has identified certain accounting policies that it believes are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios; and estimating fair values on certain assets and liabilities, including all derivatives and associated hedged items accounted for in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and the collateral that members pledge for advance borrowings. Policies, estimates, and assumptions are also described in Note 1 to the audited Financial Statements. Policies with respect to the valuation of derivatives and associated hedged items are also described in Notes 1, 19 and 20 to the audited Financial Statements.
Provision for Credit Losses
The provision for credit losses for advances and mortgage loans, including those acquired under the Mortgage Partnership Finance Program (“MPF”), represents management’s estimate of the probable credit losses inherent in these two portfolios. Determining the amount of the provision for credit losses is considered a critical accounting estimate because management’s evaluation of the adequacy of the provision is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses based on historical loss experience, and consideration of current economic trends, all of which are susceptible to change. The FHLBNY’s assumptions and judgments on its provision for credit losses are based on information available as of the date of the financial statements. Actual results could differ from these estimates.
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

The FHLBNY is required by Finance Board regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain collateral on its advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits in the FHLBNY, and other real estate related assets. The FHLBNY has never experienced a credit loss on an advance. Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2006, 2005, or 2004.
At December 31, 2006, 2005 and 2004, the FHLBNY had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.
Mortgage Loans — MPF Program. The provision for credit losses on mortgage loans includes the following assumptions used to evaluate the FHLBNY’s exposure to credit loss: (i) management’s judgment on the eligibility of members to participate in the program, (ii) evaluation of credit exposure on purchased loans, and (iii) valuation of loss exposure and historical loss experience.
The FHLBNY has policies and procedures in place to manage its credit risk effectively. These include:
•	Evaluation of members to ensure that they meet the eligibility standards for participation in the MPF Program.

•	Evaluation of the purchased and originated loans to ensure that they are qualifying conventional, conforming fixed-rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years, secured by owner-occupied, single-family residential properties.

•	Estimation of loss exposure and historical loss experience to establish an adequate level of loss reserves.
The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The FHLBNY records cash payments received on non-accrual loans as a reduction of principal.
Allowance for credit losses on MPF Program loans, which are classified either under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due, are separated from the aggregate pool. If adversely classified, or on non-accrual status, reserves for MPF loans, except Federal Housing Administration and Veterans Administration insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses greater than $1,000 are fully reserved. Federal Housing Administration and Veterans Administration insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicer defaulting on their obligations. Federal Housing Administration and Veterans Administration mortgage loans, if adversely classified, will have reserves established only in the event of a default of a Participating Financial Institution. Reserves are based on the estimated costs to recover any uninsured portion of the MPF loan.

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.
Management of the FHLBNY identifies inherent losses through analysis of the conventional loans (loss analysis excludes Federal Housing Administration and Veterans Administration insured loans) that are not classified. In the absence of historical loss data, the practice is to look at loss histories of pools of loans at other financial institutions with similar characteristics to determine a reasonable basis for loan loss allowance. Management continues to evaluate this practice for appropriateness.
When a mortgage loan is foreclosed, the FHLBNY will charge to the loan loss reserve account any excess of the carrying value of the loan over the net realizable value of the foreclosed loan.
The FHLBNY also holds participation interest in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program. Acquisitions of participations under the Community Mortgage Asset program were suspended indefinitely in November 2001, and the outstanding balance of Community Mortgage Asset loans was down to $4.9 million at December 31, 2006 from $9.7 million at December 31, 2005. If adversely classified, Community Mortgage Asset loans would require additional loan loss reserves based on the shortfall of the liquidation value of collateral to cover the remaining balance of the loan.
Fair Values
As of December 31, 2006 and 2005, certain of the FHLBNY’s assets and liabilities are presented in the statements of condition at their estimated fair values. Many of these financial instruments and substantially all of the collateral that members pledge for advance borrowings lack an available liquid trading market as characterized by frequent transactions between a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant assumptions and various valuation techniques have been used by the FHLBNY for the purpose of determining estimated fair values. Changes in these assumptions, calculations and techniques could significantly affect FHLBNY’s financial position and results of operations. Thus, the fair values may not represent the actual values of the financial instruments that could have been realized as of period-end or that will be realized in the future. Although the FHLBNY uses its judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. The FHLBNY continually refines its assumptions, valuation techniques and methodologies to better reflect market indications.
Because valuation is a significant element of the FHLBNY’s financial results of operations, changes in the fair values of certain assets and liabilities could have a disproportionate effect on the financial condition of the FHLBNY. Accordingly, the FHLBNY places significant emphasis on the measurement process, and continues to monitor and refine these estimates.
The Bank has not concluded its evaluation of two new fair value related standards, SFAS 157 “Fair Value Measurements,” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” issued as pronouncements by the FASB. These standards address both the measurement, accounting, and disclosure aspects of fair value, and are discussed in the MD&A section “Recently Issued Accounting Standards and Interpretations.”
For each major category of assets and liabilities measured at fair value at December 31, 2006 and 2005, the FHLBNY has segregated fair value amounts into four disclosure groups:

1. Fair value amounts determined using quoted prices for identical assets and liabilities in active markets.
•	Approximately 5 percent of investments (Investments in “State or local housing agency obligations”, certain variable rate mortgage-backed securities, and certain mortgage-backed securities backed by manufactured homes) are valued using market pricing and a combination of dealer, market maker, or other external pricing source.
2. Fair value amounts determined using quoted prices for similar assets and liabilities in active markets, adjusted for differences between assets and liabilities being measured and other similar assets or liabilities.
•	The fair values derived from such estimates are not material.
3. Fair value amounts determined by the use of multiple valuation techniques and other available market inputs.
•	All of the FHLBNY’s investment securities are marketable and can, theoretically, be priced using open market quotes. However, they generally do not have enough liquidity and would require special quotes from market makers. The fair values of about 95% of mortgage-backed securities are priced using pricing services provided by specialist securities pricing services. The loans acquired and originated under the MPF and CMA programs are priced using market information (pricing and spreads) as input to standard option valuation models.

•	The fair values of all derivatives are valued using market information, including forward rates and expected volatilities, as input to standard option valuation models.

•	With regard to the FHLBNY’s liabilities, the consolidated obligations do have a secondary market but there are limits to its liquidity and the FHLBNY’s ability to obtain timely quotes, particularly with regard to option-embedded issues that are seldom traded. Therefore, FHLBNY prices its bonds off of the current consolidated obligations market curve, which has a daily active market. The fair values of consolidated obligation debt (bonds and discount notes) are computed using standard option valuation models using market data: (1) consolidated obligation debt curve that is available to the public and published by the Office of Finance, and (2) LIBOR curve and volatilities.

•	Variable rate advances are valued with market spreads, volatilities and using standard option valuation models.
4. Fair value amounts determined by the use of entity inputs that represent an entity’s own internal estimates and assumptions as a practical expedient where market inputs are not available.
•	Fixed-rate advances with or without put options are all valued with internal assumptions and using standard valuation models.
Accounting for Derivatives
The Bank records and reports hedging activities in accordance with the standards under SFAS 133. In compliance with those standards, the Bank’s accounting for derivatives includes the following assumptions and estimates by the FHLBNY: (i) assessing whether the hedging relationship qualifies for hedge accounting under SFAS 133 (ii) assessing whether an embedded derivative should be bifurcated under SFAS 133 (iii) calculating the estimated effectiveness of the hedging relationship, (iv) evaluating exposure associated with counterparty credit risk, and (v) estimating the fair value of the derivatives. The FHLBNY’s assumptions and judgments include subjective estimates based on information available as of the date of the financial statements and could be materially different based on different assumptions, calculations, and estimates.

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
All derivatives are recorded on the statements of condition at their fair value and designated as either fair value or cash flow hedges for SFAS 133-qualifying hedges or as non-SFAS 133-qualifying hedges (economic hedges, or customer intermediations). In an economic hedge, the Bank retains or executes derivative contracts, which are economically effective in reducing risk, either because a SFAS 133-qualifying hedge was not available or because the cost of a qualifying hedge was not economical.
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
Assessment of Effectiveness. Highly effective hedging relationships that use interest rate swaps as the hedging instrument to hedge a recognized asset or liability and that meet criteria under paragraph 68 of SFAS 133 qualify for an assumption of no ineffectiveness (also referred to as the “short-cut” method). The short-cut method allows the FHLBNY to assume that the change in fair value of the hedged item attributable to interest rates equals the change in fair value of the derivative during the life of the hedge.
For a hedging relationship that does not qualify for the short-cut method, the FHLBNY measures its effectiveness by recording and assessing the change in fair value of the hedged item attributable to the risk being hedged separately from the change in fair value of the derivative. This method for measuring effectiveness is also referred to as the “long-haul” method. The FHLBNY designs effectiveness testing criteria based on its knowledge of the hedged item and hedging instrument that were employed to create the hedging relationship. The FHLBNY uses regression analyses or other statistical analyses to evaluate effectiveness results, which must fall within established tolerances. Effectiveness testing is performed at inception, and on at least a quarterly basis for both prospective considerations and retrospective evaluations.
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

Accounting for Hedge Ineffectiveness. The FHLBNY quantifies and records in Other income (loss) the ineffective portion of its hedging relationships. Ineffectiveness for fair value hedging relationships is calculated as the difference in the change in fair value of the hedging instrument and the change in fair value of the hedged item that is attributable to the risk being hedged, which has been designated by the Bank as LIBOR. Ineffectiveness for anticipatory hedge relationships is recorded when the change in the fair value of the hedging instrument differs from the related change in the present value of the cash flows from the anticipated hedged item.
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

Accounting Adjustments
In 2005, the FHLBNY corrected the manner in which it measured ineffectiveness for certain highly-effective consolidated obligation and advance hedging relationships. The FHLBNY believes the corrected methodology is closely in compliance with the valuation methodology prescribed under SFAS 133.
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
Changes in Accounting Principle
Amortization and accretion on premiums and discounts on mortgage loans have been computed by the contractual method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,”, beginning in the quarter ended March 31, 2005. Previously, amortization and accretion of premiums and discounts was computed using the retrospective method with estimated life, which requires a retrospective adjustment each time the FHLBNY changes the estimated remaining life of the mortgage loans. The retrospective method was intended to adjust prior period reported amounts as if the new estimate had been known since the original acquisition date of the mortgage loans. While both methods are acceptable under GAAP, the FHLBNY believes that the contractual method is preferable because under the contractual method, the income effect is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs without regard to changes in estimates based on assumptions about future borrower behavior. As a result of the change in accounting principle, income of $1.1 million, before assessments, was recorded on January 1, 2005 as a cumulative effect of change in accounting principle.

Recently Issued Accounting Standards and Interpretations
SFAS 155 — In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) SFAS 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 and 140 and permits fair value measurement of any structured note that contains an embedded derivative that would require bifurcation under SFAS 133. This fair value measurement is permitted on an instrument-by-instrument basis. The Bank will apply the guidance under SFAS 155 commencing with the first quarter of 2007. The Bank has evaluated the guidance and does not expect implementation will have a material impact on its results of operations or financial condition.
SFAS 156 — In March 2006, the FASB issued 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis.
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
The Bank will apply the provisions of SFAS 156 as of January 1, 2007. The Bank has evaluated the impact of adopting SFAS 156 and does not expect it to have a material impact on its results of operations or financial condition.
SFAS 157 — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”
SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in EITF 02-3, which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount when measuring instruments traded in an active market at fair value. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value.
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

SFAS 158 — In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the statements of financial condition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation; for other postretirement plans, the benefit obligation is the accumulated postretirement benefit obligation. For an employer without publicly traded equity securities, SFAS 158 is effective for fiscal years ending after June 15, 2007, with certain disclosure requirements effective for a fiscal year ending after December 15, 2006, but before June 16, 2007. The FHLBNY considers itself a non-publicly traded enterprise for the purposes of the standard.
The Bank adopted SFAS 158 as of December 31, 2006, and in compliance with the provisions under SFAS 158, recognized $6.1 million of previously unrecognized actuarial gains and losses and service costs within accumulated other comprehensive income (a component of stockholders’ equity).
DIG Issue G26 — In December 2006, the FASB issued Derivatives Implementation Group (“DIG”). DIG Issue No. G26, “Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.”(“DIG Issue G26”). DIG Issue G26 clarifies when the hedge of a designated risk related to variable—rate financial assets or liabilities qualifies as a cash flow hedge. DIG Issue G26 becomes effective with the first fiscal quarter beginning after January 8, 2007 (April 1, 2007 for the Bank). The Bank does not expect DIG Issue G26 to have a material impact on its results of operations or financial condition.
DIG Issue B40 — In December 2006, the FASB issued DIG No. B40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (“DIG Issue B40”). DIG Issue B40 clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. DIG Issue B40 becomes effective upon initial adoption of SFAS 155 (January 1, 2007 for the Bank). The Bank does do not expect DIG Issue B40 to have a material impact on its results of operations or financial condition.
SFAS 159 — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with early adoption permitted. The Bank is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

Legislative and Regulatory Developments
Registration of the FHLBanks under the Securities Exchange Act of 1934
On June 29, 2004, the Finance Board published its final rule requiring each of the FHLBanks to register a class of equity securities with the Securities and Exchange Commission (“SEC”) under Section 12(g)(1) of the Securities Exchange Act of 1934 (“1934 Act”). Such registration of equity securities requires the FHLBanks to comply with the disclosure and reporting requirements of the 1934 Act and to file annual, quarterly, and current reports with the SEC, as well as meet other requirements. The final rule required the FHLBanks to file their registration statements with the SEC no later than June 30, 2005, with registration to be effective no later than August 29, 2005.
The FHLBNY’s registration of its equity securities with the SEC became effective on August 29, 2005. As of August 8, 2006, all twelve FHLBanks completed the process of registering with the SEC. While registration with the SEC may result in increased regulatory compliance costs to the FHLBNY, it is uncertain what effect, if any, such registration ultimately will have on the cost of FHLBank System debt or other aspects of the FHLBNY’s operations.
Finance Board and FHLBank Agreements
The FHLBNY’s access to funds in the capital markets may be affected by a variety of factors, including issues affecting the other FHLBanks as a result of the joint and several liability that each of the FHLBanks, has for the consolidated obligations issued through the Office of Finance. During 2004, two FHLBanks entered into supervisory agreements with the Finance Board, as described in more detail below.
On June 30, 2004, the Finance Board entered into an agreement with the Board of Directors of the FHLBank of Chicago which required the FHLBank of Chicago to, among other things, adopt a revised business plan, maintain a specified regulatory capital level and, unless otherwise restricted by the Finance Board, restrict the annual growth of its Acquired Member Assets program to 10%. The agreement has been subsequently amended to adjust the FHLBank of Chicago’s minimum regulatory capital requirements. On June 13, 2006, as approved by the Finance Board, the FHLBank of Chicago issued $1.0 billion of 10-year subordinated notes. These notes are the sole obligation of the FHLBank of Chicago and were issued as part of a plan to facilitate an orderly redemption by the FHLBank of Chicago of excess stock held by its member institutions.
Separately, on December 10, 2004, the Finance Board entered into an agreement with the Board of Directors of the FHLBank of Seattle to address governance, risk management, and financial performance in addition to enhancing business planning and capital management. The agreement called for the FHLBank of Seattle to submit a three-year business plan and capital plan and monthly progress reports to the Finance Board. The agreement was terminated by the Finance Board on January 11, 2007.
The FHLBanks and other housing Government Sponsored Enterprises (“GSE”) have faced negative publicity, which from time to time has adversely temporarily affected the cost of funds. However, we believe that other factors, such as supply of and demand for GSE debt obligations and other market conditions have had a much greater impact on the cost of funds. Investors have recognized the inherent strength of the FHLBanks’ joint and several obligations to pay the principal of and interest on consolidated obligations, and the combined strength of the FHLBanks has lessened investor reaction to the recent adverse publicity surrounding certain individual FHLBanks. However, there can be no assurance that future adverse financial or regulatory developments with respect to the FHLBanks will not adversely affect the cost of funds or the ability of the FHLBanks to issue consolidated obligations.
Publication of FHLBanks’ Combined Financial Reports; Restatement of Prior Period Statements
The Office of Finance published the 2005 Combined Financial Report (“CFR”) of the Federal Home Loan Bank System on November 8, 2006. The CFR includes audited combined financial statements of the 12 FHLBanks, including the restated combined financial statements for the years ended December 31, 2003, 2002, and 2001.

The restatements of the combined financial data resulted from the restatements of financial reports by seven of the twelve FHLBanks. These restatements were primarily due to technical misapplications and interpretations of derivative accounting rules, and arose from the rigorous accounting reviews undertaken throughout the SEC registration process. Additional information regarding the restatements and their net cumulative effect on the FHLBank System financial reports is available in the 2005 CFR (located at www.fhlb-of.gov). It is expected that scheduled combined financial reporting will resume with the publication of the 2006 CFR by March 31, 2007, and continue with subsequent quarterly reports for 2007.
Limitations on Issuance of Excess Stock
On December 28, 2006, the Finance Board issued a final rule prohibiting any FHLBank with excess stock greater than 1% of total assets from paying any dividends in the form of additional shares of FHLBank stock or otherwise issuing any excess stock. The rule also prohibits an FHLBank from issuing excess stock, as a dividend or otherwise, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1% of total assets.
Excess stock, defined as capital stock in excess of the amounts required to support advance activity, is managed carefully at the FHLBNY, and, as of December 31, 2006, the Bank had no excess stock. Membership stock, a smaller component of capital stock, is measured annually and stock in excess of the level required for membership is repurchased annually by the Bank from its members. In addition, the FHLBNY has never paid any stock dividends and has no plans to do so in the future. Thus, while the new rule may affect the dividend and capital management practices at certain FHLBanks, it is not expected to materially affect the FHLBNY.
In the rulemaking, the Finance Board also indicated its intention to consider changes to its risk-based capital regulations to reflect advances in identifying and managing the risks of the FHLBanks. It is impossible to predict whether or when any such changes will be proposed and, if proposed, what their impact would be on the FHLBanks.
Procedures for the Selection of Appointive Directors
On January 24, 2007, the Finance Board issued an interim final rule establishing new procedures for the selection of appointive directors to the boards of the FHLBanks. Under the new rule, the Boards of Directors of the FHLBanks are responsible for identifying and submitting a list of potential appointive director nominees for consideration by the Finance Board. The Finance Board may then select appointive directors from among the list of nominees submitted by the FHLBank.
The FHLBNY currently has four appointive director vacancies. As a result of the new regulation, the FHLBNY’s Board is responsible for providing the Finance Board by March 31, 2007 with the names of persons who could potentially fill the open appointive director positions. The FHLBNY’s Board is currently in the process of compiling a list of candidates.
Proposed Changes to Regulation of Government Sponsored Enterprises
In recent years, legislation has been considered by Congress that would, if enacted, establish a new regulator for the housing-related Government Sponsored Enterprises (i.e., the FHLBanks, Fannie Mae, and Freddie Mac) and address other Government Sponsored Enterprise reform issues. Such legislation has been reintroduced in the current session of Congress. It is uncertain at this time whether legislation affecting the FHLBanks, the other housing-related Government Sponsored Enterprises, and/or their regulators will be enacted into law.

Financial Condition: Assets, Liabilities, Capital, Commitments and Contingencies
Total assets at December 31, 2006 stood at $81.7 billion, down from $85.0 billion at December 31, 2005, in line with the Bank’s decision to lower balance sheet leverage to 20.9 times equity, slightly down from 21.9 times equity at December 31, 2005. The decrease in assets was principally driven by a decline in the advance balance of $2.9 billion to $59.0 billion at December 31, 2006 from $61.9 billion at December 31, 2005. The leverage ratio is also driven by stockholders’ capital, which increases and decreases with members’ advance borrowings. As capital declined in line with lower volumes of advances, the Bank adjusted its balance sheet assets to achieve the lower leverage by decreased holdings of short-term investments in certificates of deposits; the Bank, however, maintained its inventory of Federal funds sold to accommodate unexpected member needs for liquidity.
Investments classified as held-to-maturity, principally mortgage-backed securities, were up by $1.7 billion to $11.3 billion at December 31, 2006 compared to $9.6 billion at December 31, 2005.
The primary source of funds for the FHLBNY continued to be through issuance of consolidated obligation bonds and discount notes. Discount notes are consolidated obligations with maturities up to one year, and consolidated bonds have maturities of one year or longer. Reported consolidated obligations bonds and discount notes, outstanding at December 31, 2006 and 2005 were $74.2 billion and $77.3 billion, and funded 90.8% and 90.9% of total assets at those dates. Par amounts of consolidated obligation bonds outstanding at December 31, 2006 increased to $62.2 billion from $57.1 billion at December 31, 2005 to replace declining usage of discount notes. Consolidated obligation discount notes, the principal short-term funding source for the FHLBNY, declined to $12.2 billion at December 31, 2006 from $20.5 billion at December 31, 2005, as the Bank shifted to issuances of medium and long term bonds that were callable within a short horizon. Additionally, the Bank began to issue short-term callable bonds with call exercise dates within a 30 to 60 day time horizon. The very short lock-out periods created a possibility of call exercise within a short period after issuance, effectively creating short-term funding vehicle.
Member deposits totaled $2.4 billion at December 31, 2006, down from $2.7 billion at December 31, 2005. Changes in deposit balances reflect member preference for liquidity and availability of alternative investment vehicles. The FHLBNY does not rely on member deposits to meet its funding needs.
Retained earnings grew to $368.7 million at December 31, 2006, up from $291.4 million at December 31, 2005.
Advances
The FHLBNY’s primary business is making collateralized loans, known as “advances”, to members.
The growth or decline in advances reflects demand by members for both short-term liquidity and term funding driven by economic factors, such as availability to the Bank’s members of alternative funding sources that is more attractive, or by the interest rate environment and the outlook for the economy. Members may choose to prepay advances, which may incur prepayment penalty fees, based on their expectations of interest rate changes and economic demand for liquidity.
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

Advances — Product Types
The following table summarizes par values of advances by product types (dollar in thousands):

	December 31, 2006		December 31, 2005
		Percentage		Percentage
	Amounts	of total	Amounts	of total
Adjustable Rate Credit — ARCs	$13,251,464	22.47%	$13,545,279	21.95%
Fixed Rate Advances	29,873,543	50.64	25,652,854	41.58
Repurchase (Repo) Agreement	11,969,036	20.29	15,564,415	25.23
Short-Term Advances	1,824,705	3.09	4,163,555	6.75
Mortgage Matched Advances	757,050	1.28	913,534	1.48
Overnight Line of Credit (OLOC) Advances	1,187,685	2.02	1,751,168	2.84
All other categories	125,787	0.21	102,502	0.17

Total par value of advances	58,989,270	100.00%	61,693,307	100.00%

Discount on AHP Advances	(519)		(624)
Net premium on advances	489		1,122
SFAS 133 hedging adjustments	23,154		207,729

Total	$59,012,394		$61,901,534

Reported advances during 2006 exhibited uneven patterns. Demand increased gradually at first, grew sharply at the end of the second quarter, peaked at $70.0 billion in July 2006, and ultimately declined to $59.0 billion at December 31, 2006, down from $61.9 billion at December 31, 2005. The mid-year sharp increase was concentrated among a very small number of members that substantially increased their demand for short-term fixed, convertible borrowings and floating rate borrowings. Some of these borrowings were ultimately paid down in the last two quarters in 2006.
Impact of mergers and prepayments
Merger activity was an important factor contributing to the uneven pattern in advance balances during 2006. Typically, merger activity results in the loss of new business as the FHLBank Act does not permit new advances to former members or advances to replace maturing advances. Advances held by members who are acquired by non-members remain outstanding until their contractual maturities. In 2006, several mergers were followed by former members’ decisions to prepay advances rather than to wait for advances to run-down at their contractual maturity dates.
As a result, while merger activity was significant in 2006, the amount of advances held by former members at December 31, 2006 was not significantly higher than at December 31, 2005 — par amount of advances outstanding at December 31, 2006 associated with non-members aggregated $1.8 billion, up only $1.4 billion from $401.9 million at December 31, 2005.
In 2006, the first acquisition of a large member by a non-member was consummated in February 2006. That member’s borrowed advances had stood at $0.5 billion at December 31, 2005. In compliance with Finance Board regulations, the Bank was not permitted to advance new funds to the former member, nor was the Bank permitted to replace maturing advances. Either as a result of prepayment and or maturing advances not being replaced because of Finance Board’s restrictions, the former member had no outstanding balances at December 31, 2006. Acquisition of another large member by a non-member was consummated in September 2006. That member had total borrowed advances of $3.1 billion at December 31, 2005, and borrowings had grown to $3.8 billion at August 31, 2006. Again, as result of prepayments and or maturing advances not being replaced at maturity because of restrictions, the former member’s borrowed advance balance was down to $1.4 billion at December 31, 2006.

In addition to prepayments resulting because of mergers that had already been consummated in 2006, one large member, which had reached definitive agreement to be acquired by a non-member in 2007, decided to prepay, which also contributed to significant run-off during 2006. This member had outstanding borrowed advances of over $7.7 billion in August 2006. In anticipation of the merger in 2007, that member did not renew about $4.0 billion in maturing advances as would be customarily expected. In addition, the member prepaid $3.0 billion in the four months leading to December 31, 2006. The balance in borrowed advances that remained outstanding at December 31, 2006, was $0.5 billion.
North Fork and Capital One Financial Corporation (“Capital One”) announced a definitive agreement on March 12, 2006, under which Capital One will acquire North Fork. Capital One is a holding company of certain financial institutions that are members of other FHLBanks. North Fork is a member of the FHLBNY. Under Finance Board rules, when North Fork is acquired by Capital One and the charter dissolved, North Fork will be considered a non-member for the purpose of being eligible for additional borrowings, and the FHLBNY may not advance additional funds to North Fork, but may allow existing advances to mature or be liquidated in an orderly manner. Under that scenario, the accounting provisions of SFAS 150 will require the FHLBNY to reclassify to a liability stock held by North Fork. North Fork’s outstanding borrowings amounted to $500.0 million in short-term advances at December 31, 2006. Interest income from advances derived from North Fork amounted to $293.7 million and $261.8 million for the years 2006 and 2005. Capital stock held by North Fork at September 30, 2006 aggregated $7.9 million, and comprised entirely of membership stock.
In summary, advances prepaid in 2006 totaled $5.3 billion, of which $3.5 billion occurred in the fourth quarter of 2006.
The Bank has maintained pricing discipline on all advance transactions, rather than compete for volume by lowering prices, consistent with management’s view that decline in demand for advances were partly driven by merger activity and partly by the action of a few large members, and an adjustment to advance pricing was not necessary. Additionally, the Bank’s strategy is designed to trade off volume for profitability and to enhance retained earnings. The management of the FHLBNY believes it was successful in the implementation of the strategy.
The Bank’s success in diversifying its customer base has minimized the prepayment actions of a few large members. The Bank has been successful in diversifying its source of advances amongst its smaller members and by reaching out to certain larger members who have been less active in borrowing from the FHLBNY. Concentration of advances among the largest borrowers at the FHLBNY is relatively low. This diversification of advances has been a significant achievement, and sustaining this progress is an important goal for the FHLBNY in the future.
Impact of the interest rate environment
The interest rate environment was another factor in contributing to declining advance demand. As interest rates began to rise during the second half of 2006, the level of refinancing activity declined, and the strength of member demand for borrowings in the second quarter did not continue in the remaining two quarters in 2006. Instead, demand declined. Advance borrowers appeared also to be reluctant to add longer-term assets on their own books in the face of a flat-to-inverted interest rate environment, and this too was a factor in explaining weakening appetite for longer- term advances.

In a rising interest rate environment, the frequency of puts exercised on convertible (putable), hedged advances increased. The Bank had hedged much of the putable advances with callable pay-fixed, receive-LIBOR indexed interest rate swaps. In a rising rate environment, derivative counterparties, who own the call option on the swaps, were more likely to exercise their right to call. During 2006, the Bank exercised its option to put back $7.5 billion in hedged putable advances in parallel with the call on the associated swap exercised by derivative counterparties.
Member demand for advances
Fixed-Rate Advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from 2 days to 30 years. Fixed-rate advances were the largest category of advances.
•	Demand for Fixed-rate advances was strong during first three quarters of 2006 and the outstanding amounts steadily increased from $25.7 billion at December 31, 2005 to $30.0 billion at September 30, 2006. Prepayment activity in the fourth quarter of 2006 drove down the balance to $29.9 billion at December 31, 2006, although still up from last year-end by $4.2 billion. Within this category, the largest increase was in member demand for fixed-rate putable advances.

•	Fixed-rate, putable advances are competitively priced where the FHLBNY has purchased the option from the member to put the advance back to borrowers (members) at predetermined exercise dates. This feature lowers the member’s cost of the advance. These advances are known as “convertible” or “putable” advances. On the date of the put, the existing advance is matured. The member may request an advance of any type or term within the available suite of advance products that is offered to all members on that day. In order to qualify for an advance, regardless of whether or not the advance is replacement funding, a member must meet the Bank’s credit and collateral criteria. Growth in putable advances was largely attributable to the borrowing preference of a small number of members that were experiencing strong asset growth.
REPO Advances are secured by eligible securities and can be structured to have fixed or variable interest rate, “bullet” or quarterly interest payments, and a put option, by which the FHLBNY receives an option to require payment after a predetermined lockout period. Members may use U.S Treasuries, Agency-issued debentures, and mortgage-backed securities as collateral. Repurchase (“REPO Advances”) agreement advances were once the second largest category of advances.
•	Over the years demand has declined primarily due to changes in pricing. Demand for REPO Advances and short-term fixed-rate advances have fluctuated with members’ needs for short-term funding, and the availability of collateral and competitive pricing. REPO Advances are collateralized by eligible securities, which are typically mortgage-backed securities, Agency-issued debentures, and U.S. Treasury securities. REPO Advances may be structured as “bullets” or with a put option by which the FHLBNY may put the advance to the member after a predetermined lockout period.

•	During the quarter ended September 30, 2006, demand declined further as one borrower reduced its inventory of eligible securities for collateralization of the REPO Advances, and replaced maturing REPO Advances with the FHLBNY’s short-term, fixed-rate advances. Borrowing members collateralized these replacement borrowings with residential mortgages. The declining trend continued in the fourth quarter of 2006, when another $1.3 billion matured and was not replaced. The largest component of the decline in the REPO Advance category was REPO convertible with the put feature as members chose not to replace advances that were put or matured with new REPO convertible funding.

ARC Advances are medium- and long-term loans that can be pegged to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, or the Federal funds rate. Members use an ARC Advance to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets and liabilities. The interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to that designated index. Principal is due at maturity and interest payments are due at every reset date, including the final payment. Adjustable-Rate Credit Advances (“ARC Advances”) have continued to be a significant category of advances.
•	Demand for ARC Advances was uneven in 2006. During the first two quarters in 2006, the outstanding amounts were generally at the $14.1 billion level, slightly ahead of $13.6 billion at December 31, 2005. Despite the booking of a new $1.0 billion ARC advance with one member in July 2006, the category declined to $13.0 billion in the third quarter of 2006 quarter as a result of prepayments and maturities, but recovered somewhat to $13.3 billion at December 31, 2006.

•	ARC advances are medium- and long-term lending and are typically indexed to LIBOR or Federal funds rates. ARC advances of $0.5 billion were indexed to the Federal funds rate, which reprice daily, with short-term maturities. One $0.4 million ARC is indexed to U.S. Prime rate, maturing in 2010. The remaining ARC advances are indexed to LIBOR, principally to the 3-month LIBOR.
Member demand for short-term, fixed rate advances was very uneven in 2006. During most of the first two quarters of 2006, demand was below the aggregate balance of $4.2 billion at the beginning of 2006. Since then the borrowing activities of a few borrowers explain the substantial run-up in this category in early September 2006 when outstanding balances peaked at $9.3 billion. One member replaced a substantial amount of REPO borrowings with short-term advances. In a flat yield curve environment, most members appeared to prefer shorter-term assets funded with short-term advances. Demand in the third quarter retreated mainly because of the run-offs from merger activity in September 2006 and the outstanding balance in this category declined to $7.6 billion at September 30, 2006. Since then, significant prepayments and lackluster demand drove down the balance to $1.8 billion at December 31, 2006, down by $2.4 billion from December 31, 2005.
The OLOC program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs. OLOC Advances mature on the next business day, at which time the advance is repaid. Interest is calculated on a 360-day basis, charged daily, and priced at a spread to the prevailing Federal funds rate.
•	Member demand for the Overnight Line of Credit Advances (OLOC Advances) reflected the immediate liquidity needs of members and variability during 2006 reflected seasonal needs of member banks for their short-term liquidity requirements. Some large members also used it to adjust their balance sheet in line with their own leverage targets.

•	At December 31, 2006, outstanding OLOC Advances stood at $1.2 billion compared to $1.8 billion at December 31, 2005.

Advances — Maturities and coupons
The FHLBNY’s advances outstanding are summarized below by year of maturity (dollar amounts in thousands):

	December 31,
	2006		2005
		Weighted [1]		Weighted [1]
	Amount	Average Yield	Amount	Average Yield
Overdrawn demand deposit accounts	$498	6.05%	$—	—%
Due in one year or less	12,273,636	4.91	15,645,155	4.12
Due after one year through two years	12,450,960	4.99	8,858,008	4.16
Due after two years through three years	4,108,983	5.05	11,493,647	4.45
Due after three years through four years	5,744,505	5.45	2,641,601	4.90
Due after four years through five years	2,591,828	4.86	7,615,315	5.42
Due after five years through six years	2,279,706	4.18	5,008,179	4.65
Thereafter	19,539,154	4.22	10,431,402	3.69

Total par value	58,989,270	4.73%	61,693,307	4.35%

Discount on AHP advances *	(519)		(624)
Net premium on advances *	489		1,122
SFAS 133 hedging basis adjustments *	23,154		207,729

Total	$59,012,394		$61,901,534

*Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Amortization of fair value basis adjustments for terminated hedges was a charge to interest income and amounted to ($0.4) million, ($0.5) million, and ($0.4) million for the years ended December 31, 2006, 2005 and 2004. All other amortization charged to interest income aggregated ($0.6) million, ($0.7) million, and ($0.7) million for the years ended December 31, 2006, 2005 and 2004. Interest rates on AHP advances ranged from 1.25% to 8.29% in 2006 and 2005.

[1]	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps.
Par amount of approximately $24.7 billion, or 41.9%, of the total $58.9 billion in par value of all advances at December 31, 2006 had a remaining maturity less than two years, compared to $24.5 billion, or 39.7% at December 31, 2005.

Impact of hedging
The Bank hedged certain advances under the provisions of SFAS 133 by the use of both callable and non-callable interest rate swaps in fair value hedges. Certain LIBOR-indexed advances have “capped” coupons. These caps were offset by purchased options (caps) with mirror image terms. Fair value changes of caps due to changes in the benchmark rate were recorded through “Realized and unrealized gains losses on derivative activities.”
The most significant elements that impacted balance sheet reporting included the recording of fair value basis adjustments. Also, when advances were hedged by callable swaps, the possibility of exercise of the swaps and the associated advances shortened the effective maturities of the advances. The impact on the Bank’s income from hedging advances is discussed in “Results of Operations” elsewhere in the MD&A. Its impact as a risk management tool is discussed in Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”
The Bank hedged $35.6 billion of par amounts of advances outstanding, representing 60.5% of total par advances outstanding at December 31, 2006, compared to $32.7 billion hedged at December 31, 2005, representing 53.0% of total par at that date.
Recorded fair value basis adjustments to advances in the statements of condition were as a result of hedging activities under the provisions of SFAS 133. The Bank hedged the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR and is also the discounting basis for computing changes in fair values of hedged advances.
The largest component of the $35.6 billion in hedged advances was comprised of putable advances. At December 31, 2006, the amount outstanding was $28.9 billion, compared to $26.1 billion at December 31, 2005. The Bank’s putable advance, also referred to as a convertible advance, contains a put option purchased by the Bank from the member. Under the terms of the put option, the Bank has the right to terminate the advance at agreed upon dates. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then prevailing market rates and at the then existing terms and condition. When the FHLBNY puts the fixed-rate advance, and if the member borrows to replace the fixed-rate advance, the FHLBNY has effectively converted the advance from fixed-rate to floating-rate. Almost all putable, fixed-rate advances were hedged by interest rate derivatives, principally interest rate swaps, which effectively converted the fixed-rate exposure of the FHLBNY to a variable-rate exposure, generally indexed to 3-month LIBOR.
Fair value basis adjustments at December 31, 2006 and 2005 of $23.2 million and $207.7 million represented unrealized and realized gains of hedged advances from changes in LIBOR. Fair value changes were typically from changes in the term structure of medium- and short-term rates, from changes in volatilities of such rates, and from the growth or decline in hedge volume. Decline in net unrealized gains, compared to December 31, 2005, illustrates the fact that in a rising rate environment, the fair values of fixed-rate advances will decline. Unrealized gains and losses represented by the fair value basis adjustments were almost entirely offset by fair value unrealized losses and gains of the derivatives associated with the fair value hedges.

Advances — Call Date
The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that is controlled by the FHLBNY, and put dates are summarized into similar maturity tenors as the previous table that summarizes advances by contractual maturities (in thousands).

	December 31, 2006
	2006	2005
Overdrawn demand deposit accounts	$498	$—
Due or putable in one year or less	29,962,181	33,494,173
Due or putable after one year through two years	16,745,798	12,857,041
Due or putable after two years through three years	6,341,532	10,476,785
Due or putable after three years through four years	2,504,205	1,761,451
Due or putable after four years through five years	1,668,578	1,600,715
Due or putable after five years through six years	442,706	1,088,172
Thereafter	1,323,772	414,970

Total par value	58,989,270	61,693,307
Discount on AHP advances	(519)	(624)
Net premium on advances	489	1,122
SFAS 133 hedging basis adjustments	23,154	207,729

Total	$59,012,394	$61,901,534

On a contractual maturity basis (see advance maturities table), about 41.9%, or $24.7 billion of the par value of advances at December 31, 2006 were in the maturity band of two years or less. On a put option basis, the potential exercised maturity was significantly accelerated. The put options were purchased from members and were exercisable by the FHLBNY. At December 31, 2006, on an option exercise basis, about 79.3% of par advances were potentially putable within two years. At December 31, 2005, on a contractual basis, about 39.7% of par advances were in the maturity band of two years or less. With put options purchased from members, about 75.1% of advances were potentially putable by the FHLBNY within two years at December 31, 2005.
The most significant impact of put options was in the maturity band of greater than five years. At December 31, 2006, the percentage of par advances maturing on a contractual basis was 37.0%, or $21.8 billion compared to 3.1% on a putable basis. At December 31, 2005, the percentage of par advances maturing on a contractual basis was 25.0%; on an option exercise basis, the percentage beyond five years declined to only 2.4%.

Advances — Interest Rate Terms
The following table summarizes interest-rate payment terms for advances (dollar amounts in thousands):

	December 31, 2006		December 31, 2005
		Percentage		Percentage
	Amount	of total	Amount	of total
Fixed-rate	$45,737,308	77.53%	$48,148,028	78.05%
Variable-rate	12,014,268	20.37	11,927,085	19.33
Variable-rate capped	1,237,694	2.10	1,618,194	2.62

Total par value	58,989,270	100.00%	61,693,307	100.00%

Discount on AHP Advances	(519)		(624)
Net premium on advances	489		1,122
SFAS 133 hedging basis adjustments	23,154		207,729

Total	$59,012,394		$61,901,534

Fixed-rate borrowings remained popular with members, although the percentage declined and member demand for adjustable-rate LIBOR-based funding increased. A significant percentage of fixed-rate advances were swapped, effectively converting the fixed-rate advances into variable rate LIBOR-indexed advances. Variable-rate capped advances were also popular with some members who purchased cap options from the FHLBNY to limit their interest exposure in a rising rate environment. The FHLBNY had offsetting purchased cap options that mirrored the terms of the caps sold to members, eliminating the FHLBNY’s exposure. Variable-rate advances were mainly indexed to LIBOR.
The following summarizes variable-rate advances by reference-index type (in thousands):

	December 31,	December 31,
	2006	2005
LIBOR indexed	$12,736,114	$12,832,429
Federal funds	515,000	712,500
Overdrawn demand deposit accounts	498	—
Prime	350	350

Total	$13,251,962	$13,545,279

Investments
The FHLBNY invests in investments authorized by Finance Board policies and regulations, and it maintains substantial investments in high-quality, short- and intermediate-term financial instruments. At December 31, 2006 and 2005, the FHLBNY’s investments consisted of investment securities classified as held-to-maturity, interest-bearing deposits, bank certificates of deposits, and Federal funds sold. During 2005, the Bank also held variable-rate, mortgage-backed securities that had been classified as available-for-sale securities. These securities were sold during 2005. The FHLBNY does not trade in investment securities.
The following table summarizes changes in investment categories (including held-to-maturity securities) between December 31, 2006 and 2005 (dollars in thousands):

	December 31,	December 31,	Dollar	Percentage
	2006	2005	Variance	Variance
State or local housing agency obligations	$618,810	$992,578	$(373,768)	(37.66)%
Mortgage-backed Securities	10,632,288	8,573,863	2,058,425	24.01

Total investment securities	11,251,098	9,566,441	1,684,657	17.61
Interest-bearing deposits*	5,591,000	8,698,807	(3,107,807)	(35.73)
Federal funds sold	3,661,000	2,925,000	736,000	25.16

Total investments	$20,503,098	$21,190,248	$(687,150)	(3.24)%

*Excludes bank deposits at another FHLBank.
Held-to-maturity securities
Market value of held-to-maturity securities was as follows (in thousands):

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State and local housing agency obligations	$618,810	$11,141	$(283)	$629,668
Mortgage-backed securities	10,632,288	47,184	(139,371)	10,540,101

Total	$11,251,098	$58,325	$(139,654)	$11,169,769

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State and local housing agency obligations	$992,578	$16,069	$—	$1,008,647
Mortgage-backed securities	8,573,863	72,908	(125,844)	8,520,927

Total	$9,566,441	$88,977	$(125,844)	$9,529,574

At December 31, 2006 and 2005, the FHLBNY maintained an investment portfolio of held-to-maturity securities, consisting of privately issued mortgage-backed and asset-backed securities, collectively referred to as “MBS” that were rated “Aaa” by Moody’s or “AAA” by S&P, and mortgage-pass-throughs and Real Estate Mortgage Investment Conduit bonds issued by government sponsored mortgage agencies. In addition, the FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities that were rated at least “Aa” by Moody’s or “AA” by S&P. Investment in mortgage-backed securities provides a reliable income stream.
Limits for adding to the MBS portfolio are defined by Finance Board regulations, which limits holding of MBS to 300% of capital. At December 31, 2006 and 2005, the Bank met its limits and the ratios were 254% and 220%. Held-to-maturity mortgage-backed securities at December 31, 2006 increased to $10.6 billion, up from $8.6 billion at December 31, 2005. Purchases of new MBS investments have been opportunistic. Only when pricing met the Bank’s risk-reward preferences, the Bank considered an acquisition. During the first two quarters of 2006, the Bank purchased $2.6 billion in fixed-rate, triple-A rated, agency collateralized mortgage obligations, or CMOs. These securities are typically supported by pass-through securities. During the third quarter another $1.0 billion of similar securities were acquired. In the fourth quarter of 2006, MBS spreads widened in the market place, and the Bank’s risk-reward preferences supported total purchases of only $0.4 billion of prime private-label, triple-A rated MBS. Variable-rate securities (included in the total MBS portfolio) declined to $274.5 million at December 31, 2006, compared to $541.9 million at December 31, 2005, because pricing of variable-rate MBS securities was not considered attractive from a risk-reward perspective.
The Bank’s conservative purchasing practice over the year is evidenced by concentration of mortgage-backed securities issued by a Government Sponsored Enterprise (“GSE”). The amount of such securities outstanding at December 31, 2006 was $6.9 billion, or 65.1% of all MBS, in contrast to $3.9 billion, or 45.3% at December 31, 2005.
Investments in state and local housing finance bonds stood at $618.8 million as of December 31, 2006, compared to $992.6 million at December 31, 2005. No investments were made during 2006; acquisitions in 2005 were limited to two bonds, with a total notional value of $16.5 million. As a result, paydowns exceeded acquisitions. Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing. These obligations carried a rating of double-A or higher. The estimated fair value was in excess of amortized cost.
At December 31, 2006, gross unrealized losses on held-to-maturity MBS securities were $139.4 million, of which $132.2 million were in an unrealized loss position of 12 months or more. The Bank has analyzed these securities and concluded that these securities were temporarily impaired as defined under FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” (“FSP 115-1”). See Note 5 to audited financial statements. Gross unrealized losses were partly offset by unrealized gains of $47.2 million at December 31, 2006. At December 31, 2005, gross unrealized losses were $125.8 million, partly offset by unrealized gains of $72.9 million.
The fair values of held-to-maturity securities at December 31, 2006, which are primarily fixed-rate securities, were based primarily on a reputable securities dealer’s pricing service. For a limited number of securities, where a pricing service was not available, the FHLBNY derived market values from quoted market prices of similar mortgage securities. Fair values of fixed-rate securities were affected by changes in market interest rates. The FHLBNY generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with the FHLBNY’s experience. The FHLBNY conducted a review and evaluation of the securities portfolio and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that the fair value of any security below its carrying value represented temporary impairment at December 31, 2006 and 2005. The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities until recovery of their value.

Contractual maturities — Mortgage-backed securities
The amortized cost and estimated fair values of held-to-maturity securities by contractual maturity are shown below (in thousands). Expected maturities of certain securities, including mortgage-backed securities, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
State and local housing bonds
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	24,549	25,171	12,853	13,415
Due after five years through ten years	17,115	17,115	35,930	36,922
Due after ten years	577,146	587,382	943,795	958,310

State and local housing finance agency bonds	618,810	629,668	992,578	1,008,647
Mortgage-backed securities
Due in one year or less	98,897	99,338	—	—
Due after one year through five years	1,104,246	1,125,038	1,281,487	1,329,776
Due after five years through ten years	133,511	132,966	11,556	11,515
Due after ten years	9,295,634	9,182,759	7,280,820	7,179,636

Mortgage-backed securities	10,632,288	10,540,101	8,573,863	8,520,927

Total securities	$11,251,098	$11,169,769	$9,566,441	$9,529,574

Weighted average rates — Mortgage-backed securities
The following table summarizes weighted average rates by contractual maturities (dollars in thousands):

	December 31, 2006		December 31, 2005
	Amortized	Weighted	Amortized	Weighted
	Cost	Average rate	Cost	Average rate
Mortgage-backed securities
Due in one year or less	$98,897	5.80%	$—	—%
Due after one year through five years	1,104,246	6.75	1,281,487	6.73
Due after five years through ten years	133,511	5.43	11,556	6.25
Due after ten years	9,295,634	5.35	7,280,820	5.10

Total mortgage-backed securities	$10,632,288	5.50%	$8,573,863	5.34%

Short- term investments
High-quality, short-term investments such as Federal funds and short-term certificates of deposits were held at December 31, 2006 and 2005, and provided the liquidity necessary to meet member credit needs and a reasonable return on members’ short-term deposits. Both short- and long-term investments were used by the FHLBNY to employ excess capital and generated additional returns on capital for its members. Short-term investments were lower at December 31, 2006, compared to December 31, 2005, principally because the Bank lowered its balance sheet leverage, defined here as total assets as a ratio of total stockholders’ equity (“equity”), to 20.9 times equity, slightly down from 21.9 times equity at December 31, 2005.
Federal funds sold - Inventory of Federal funds sold was $3.7 billion at December 31, 2006, and included $0.4 billion in term Federal funds. At December 31, 2005, the inventory stood at $2.9 billion, which included $0.9 billion in term Federal funds. Historically, the FHLBNY has been a major provider of Federal funds, allowing the FHLBNY to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands. Average Federal funds balance during 2006 was $2.9 billion, which was about the same level as in 2005.

Certificates of deposits - Certificates of deposits, all maturing within 12 months or less, were $5.6 billion at December 31, 2006, down from $8.5 billion at December 31, 2005, and comprised of short-term investments in securities issued by major financial institutions. During 2006, investments in these securities averaged $5.9 billion, compared to an average of $5.1 billion in 2005. At December 2005 and in earlier years, the FHLBNY had allowed its money market investments to decline based on the Bank’s liquidity requirements in short-term investments. Since then, investments in short-term money market instruments have been gradually increased.
Cash collateral pledged deposits - The FHLBNY generally executes derivatives with major banks and broker-dealers and typically enters into bilateral collateral agreements. Typically, when counterparties are exposed, the Bank’s derivatives are in a net unrealized loss position, and the Bank would be called upon to pledge cash collateral to mitigate the counterparties’ credit exposure. Collateral agreements in place include certain thresholds, and pledge requirements are generally triggered if exposures exceed the agreed upon thresholds. As of December 31, 2006, no cash had been required to be pledged by the Bank in contrast to $244.8 million pledged as of December 31, 2005.
Investments — Counterparty ratings, policies and practices
All mortgage-backed securities held by the FHLBNY were rated triple-A by a Nationally Recognized Statistical Rating Organization (“NRSRO”). At December 31, 2006, about 47.6% of state and local housing-finance agency bonds were rated triple-A, and the remainder double-A. Substantially all short-term investments were to financial institutions that were rated triple-A at December 31, 2006. The Bank had open derivatives positions with eighteen derivatives counterparties, of which fourteen were rated double-A; one rated triple-A, and another three were rated single-A. In addition to the practice of selecting top-rated counterparties for such transactions, the FHLBNY has collateral and netting agreements with its derivatives counterparties. These practices tend to mitigate credit exposure.
Finance Board regulations limit investment in housing-related obligations of state and local governments and their housing finance agencies to obligations that carry ratings of double-A or higher. Finance Board regulations further limit the mortgage-backed and asset-backed investments of each FHLBank to 300% of that FHLBank’s capital. The FHLBNY was within            the 300% limit for all periods reported. The FHLBNY’s held-to-maturity securities consisted of mortgage-backed and residential asset-backed securities, and housing finance agency bonds.
The FHLBNY does not preclude or specifically seek out investments any differently than it would in the normal course of acquiring securities for investments, unless it is prohibited by existing regulations. The FHLBNY’s practice is to not lend to members unsecured funds, including overnight Federal funds sold and certificates of deposits, to members. Unsecured lending to members is not prohibited by Finance Board regulations or Board of Directors’ policy. The FHLBNY is prohibited from purchasing a consolidated obligation issued directly by another FHLBank, but may acquire consolidated obligations for investment in the secondary market after the bond settles. There were no investments in consolidated obligations at December 31, 2006 or 2005.
The FHLBNY’s investment in mortgage-backed securities during all periods reported complied with FHLBNY’s Board-approved policy of acquiring mortgage-backed securities issued or guaranteed by the government-sponsored housing enterprises, or prime residential mortgages rated triple-A by both Moody’s and Standard & Poor’s rating services.

Mortgaged-backed securities — By issuer
Composition of FHLBNY’s mortgage-backed securities was as follows (in thousands):

	December 31,
	2006	2005
U.S. government sponsored enterprise residential mortgage-backed securities	$6,851,964	$3,967,551
U.S. agency residential mortgage-backed securities	9,061	11,471
Securities backed by home equity loans	1,043,110	1,600,847
Non-federal agency residential mortgage-backed securities	857,321	790,233
Non-federal agency commercial mortgage-backed securities	1,563,489	1,840,410
Securities backed by manufactured housing loans	307,343	363,351

Total mortgage-backed securities	$10,632,288	$8,573,863

Investment Ratings
The following table sets forth the FHLBNY’s investments by rating category at December 31, 2006 (in thousands):

		NRSRO Ratings — December 31, 2006
Issued, guaranteed or insured by:	Amount	AAA	AA	A
Pools of Mortgages
Fannie Mae	$2,060,642	$2,060,642	$—	$—
Freddie Mac	1,138,687	1,138,687	—	—

Total pools of mortgages	3,199,329	3,199,329	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,351,084	1,351,084	—	—
Freddie Mac	2,301,550	2,301,550	—	—
Ginnie Mae	9,061	9,061	—	—

Total CMOs/REMICs	3,661,695	3,661,695	—	—

Non-GSE MBS
CMOs/REMICs	857,321	857,321	—	—
Commercial mortgage-backed securities	1,563,489	1,563,489	—	—

Total non-federal-agency MBS	2,420,810	2,420,810	—	—

Asset-Backed Securities
Manufactured housing (insured)	307,344	307,344	—	—
Home equity loans (insured)	595,397	595,397	—	—
Home equity loans (uninsured)	447,713	447,713	—	—

Total asset-backed securities	1,350,454	1,350,454	—	—

Total mortgage-backed securities	$10,632,288	$10,632,288	$—	$—

Other
State and local housing finance agency obligations	$618,810	$294,322	$324,488	$—
Interest-bearing deposits	5,591,077	5,591,000	77	—
Overnight Federal funds	3,661,000	3,661,000	—	—

Total other	$9,870,887	$9,546,322	$324,565	$—

The following table sets forth the FHLBNY’s investments by rating category at December 31, 2005 (in thousands):

		NRSRO Ratings — December 31, 2005
Issued, guaranteed or insured by:	Amount	AAA	AA	A
Pools of Mortgages
Fannie Mae	$1,934,397	$1,934,397	$—	$—
Freddie Mac	545,587	545,587	—	—

Total pools of mortgages	2,479,984	2,479,984	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	530,252	530,252	—	—
Freddie Mac	957,315	957,315	—	—
Ginnie Mae	11,471	11,471	—	—

Total CMOs/REMICs	1,499,038	1,499,038	—	—

Non-GSE MBS
CMOs/REMICs	790,233	790,233	—	—
Commercial mortgage-backed securities	1,840,410	1,840,410	—	—

Total non-federal-agency MBS	2,630,643	2,630,643	—	—

Asset-Backed Securities
Manufactured housing (insured)	363,351	363,351	—	—
Home equity loans (insured)	886,830	886,830	—	—
Home equity loans (uninsured)	714,017	714,017	—	—

Total asset-backed securities	1,964,198	1,964,198	—	—

Total mortgage-backed securities	$8,573,863	$8,573,863	$—	$—

Other
State and local housing finance agency obligations	$992,578	$434,036	$558,542	$—
Interest-bearing deposits	8,699,107	8,698,807	300	—
Overnight Federal funds	2,925,000	2,925,000	—	—

Total other	$12,616,685	$12,057,843	$558,842	$—

Mortgage Loans
Mortgage loans held-for-portfolio
Mortgage loans held-for-portfolio, before allowance for credit losses, stood at $1.5 billion, slightly ahead of the reported amount at December 31, 2005. Mortgage loans held-for-portfolio were comprised primarily of loans under the Mortgage Partnership Finance program (“MPF”).
The FHLBNY also holds participation interests in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program. Acquisition of participations under the CMA program was suspended indefinitely in November 2001. The outstanding balance of the CMA program was $4.9 million at December 31, 2006, down from $9.7 million at December 31, 2005.
Acquisition of new MPF loans in 2006 was moderate. As a result, purchases have just kept pace with run-offs in 2006. The FHLBNY expects its MPF purchases to grow only moderately in the future, primarily to provide its members another option in place of selling to other housing Government Sponsored Enterprises. The MPF program is part of the initiative referred to as the Acquired Member Assets program (“AMA” program), and the FHLBNY’s decision to purchase and originate and retain all of its members’ production rather than sharing this production with another FHLBank has achieved modest and controlled growth over the year.
In 2006, the FHLBNY purchased $184.9 million in new MPF loans; run-offs of loans in the MPF and CMA programs totaled $167.0 million. In contrast, in 2005, the Bank purchased $450.8 million in new MPF loans and total run-offs were $161.1 million. Included in the portfolio of MPF loans held-for-portfolio were $45.7 million in loans that were considered as originated by the Bank at December 31, 2006, compared to $48.7 million at December 31, 2005. The FHLBNY has restricted originations (table funding) to only three PFIs during 2006 and 2005.
Mortgage loans by loan type
Mortgage loans held-for-portfolio before allowance for credit losses were as follows (dollar amounts in thousands):

	December 31,
	2006	Percentage	2005	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$575,114	38.9%	$596,236	40.8%
Fixed long-term single-family mortgages	897,153	60.7	853,738	58.5
Multi-family mortgages	4,940	0.4	6,859	0.5
Non-residential mortgages	—	—	2,713	0.2

Total par value	1,477,207	100.0%	1,459,546	100.0%

Unamortized premiums	13,323		14,789
Unamortized discounts	(6,288)		(6,381)
Basis adjustment	(230)		(429)

Total mortgage loans held-for-portfolio	1,484,012		1,467,525
Allowance for credit losses	(593)		(582)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,483,419		$1,466,943

Mortgage loans — Conventional and insured loans.
The following classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

	December 31,
	2006	2005
Federal Housing Administration and Veteran Administration insured loans	$10,643	$14,302
Conventional loans	1,461,624	1,435,672
Others	4,940	9,572

Total par value	$1,477,207	$1,459,546

Mortgage loans — credit losses
Roll-forward of the allowance for credit losses was as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Balance, beginning of period	$582	$507	$507
Charge-offs	(18)	—	—
Recoveries	18	—	—

Net charge-offs	—	—	—
Provision for credit losses	11	75	—

Balance, end of period	$593	$582	$507

Deposit Liabilities
Member deposits — The FHLBNY operates deposit programs, both demand and term, for the benefit of its members. Deposits are primarily short-term in nature, with the majority maintained in demand accounts that re-price daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preference is the primary determinant of the level of deposits. At December 31, 2006, member demand deposits were $2.3 billion, down from $2.6 billion at December 31, 2005. Term deposits, all with maturities not exceeding one-year were $80.0 million and $19.5 million at December 31, 2006 and 2005.
Cash collateral held — Cash collateral pledged to the FHLBNY by derivatives counterparties at December 31, 2006 was $124.0 million compared to $7.3 million at December 31, 2005. These deposits were interest-bearing demand deposits that repriced daily based principally upon rates prevailing in the overnight Federal funds market. Derivatives counterparties were required by agreement to pledge to the FHLBNY collateral to cover the Bank’s credit exposure in the event of counterparty default. The FHLBNY’s exposure was represented by derivatives in an unrealized gain position, after giving effect to threshold triggers under collateral agreements with derivative counterparties.

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

Consolidated obligations are issued with either fixed- or variable-rate coupon payment terms that use a variety of indices for interest rate resets. These indices include the London Interbank Offered Rate (LIBOR), Constant Maturity Treasury (CMT), 11th District Cost of Funds Index (COFI), and others. In addition, to meet the expected specific needs of certain investors in consolidated obligations, both fixed- and variable-rate bonds may also contain certain features that may result in complex coupon payment terms and call options. When the FHLBNY cannot use such complex coupons to hedge its assets, FHLBNY enters into derivative transactions containing offsetting features that effectively convert the terms of the bond to those of a simple variable- or fixed-rate bond.
The consolidated obligations, beyond having fixed- or variable-rate coupon payment terms, may also be Optional Principal Redemption Bonds (callable bonds) that the FHLBNY may redeem in whole or in part at its discretion on predetermined call dates, according to the terms of the bond offerings.
Highlights — Debt issuance and funding management
The primary source of funds for the FHLBNY continued to be through issuance of consolidated obligation bonds and discount notes, together referred to as consolidated obligations.
Reported amounts of consolidated obligations, bonds and discount notes, outstanding at December 31, 2006 and 2005 were $74.2 billion and $77.3 billion, and funded 90.8% and 90.9% of total assets at those dates. These ratios have remained substantially unchanged over the years, indicative of the stable funding strategy pursued by the FHLBNY.
Market demand for FHLBank debt remained strong permitting the FHLBNY to issue debt at its targeted funding costs through most of 2006. Issuance volume of discount notes was $592.3 billion during 2006, down from $671.6 billion in 2005. Lower volumes of discount notes reflected declining issuances and turnover of overnight discount notes. Issuance volume of bonds in 2006 increased and was $32.5 billion compared to $23.4 billion in 2005. The Bank issued $1.0 billion in fixed-rate, 30-year debt in July, 2006, and a first in recent history.
In 2006, the FHLBNY repurchased par amount of $770.0 million of consolidated obligation bonds at a loss of $26.3 million; in 2005, debt repurchased was $359.5 million and the loss was $14.8 million. Bonds repurchased were primarily associated with the financing of advances and MBS that had been prepaid.
Consolidated obligation bonds
The following table summarizes the composition of consolidated obligation bonds outstanding (in thousands):

	December 31,
	2006	2005
Fixed-rate, non-callable	$37,328,640	$34,113,135
Fixed-rate, callable	17,039,000	15,687,300
Step Up, non-callable	50,000	50,000
Step Up, callable	3,688,000	6,393,000
Single-index floating rate	4,100,000	875,000

Total par value	$62,205,640	$57,118,435

The Bank executes interest rate swaps for a significant percentage of its fixed-rate debt and almost all its step-up debt, effectively converting the fixed-rate debt to LIBOR-indexed debt.

The Bank made a tactical adjustment to its funding practice during 2006 to better align its balance sheet and liquidity management practices to the changing market environment; overall strategy remained stable.
Funding Mix
The use of discount notes increased somewhat during the second quarter of 2006, but declined through most of 2006, because of the relative pricing advantage of issuing floating-rate, LIBOR-indexed debt, or by issuing short-term callable debt and swapping out the fixed-rate cash flows for LIBOR-indexed cash flows by the simultaneous execution of callable interest rate swaps. The tactical adjustment to funding strategy resulted in the decline in discount notes outstanding, which constituted 26.5% of all consolidated obligation debt at December 31, 2005, and the percentage declined steadily to 21.5% at September 30, 2006, and down sharply to a lower ratio of 16.4% at December 31, 2006. Discount notes, however, have remained a very important funding source of the Bank and issuance volume of $592.3 billion in 2006, while down from 2005, illustrates the importance of discount notes as a flexible funding tool for day-to-day funding.
The Bank increased its issuance of floating rate bonds during the third quarter of 2006, raising the outstanding balance of floating-rate debt to $4.1 billion at December 31, 2006, compared to an average outstanding balance of $0.9 billion in each of the first two quarters in 2006. Floating-rate bonds have not been extensively used in recent years principally because of unfavorable pricing compared to the pricing of discount notes and callable-fixed-rate bonds with associated fixed-to-floating interest rate swaps.
The use of callable, step-up bonds has steadily declined during 2006, as maturing and called step-up bonds were not replaced. Par amount of outstanding debt at December 31, 2006 was $3.7 billion, down from $6.4 billion at December 31, 2005. Redemption activity of callable step-up bonds increased during 2006 in association with the calls on the associated interest rate swaps. In a flat- to-inverted yield curve interest rate environment, step-up debt structure was relatively unattractive in the market place.
The Bank relied on the issuance of fixed-rate, non-callable debt to finance its advance program and investments. The relative mix of fixed-rate, callable and non-callable debt as a percentage of all bonds outstanding remained almost unchanged over the year. Fixed-rate, non-callable debt outstanding was $37.3 billion, or 59.9% of total bonds outstanding at December 31, 2006, almost unchanged from 59.7% at December 31, 2005. Fixed-rate, callable debt outstanding was $17.0 billion, which constituted 27.3% of bonds at December 31, 2006, unchanged from 27.3% at December 31, 2005.
Callable debt and the associated interest rate swap that converted fixed-rate debt expense to LIBOR indexed funding, typically three-month LIBOR, provided funding for short-term assets. Call options on swapped bonds were typically exercised when the swap counterparty exercised its call option on the swap. Call options on unswapped bonds were generally exercised when the bond could be replaced at a lower economic cost. Thus, by issuing callable swaps with callable bonds, the Bank significantly altered the contractual maturity characteristics of the original bond and introduced the possibility of an exercise call date that was significantly shorter than the contractual maturity.
Generally the Bank issued callable debt, principally unswapped, to match the estimated prepayment characteristics of mortgage-backed securities and mortgage loans held-for-portfolio. As estimated lives and prepayment speeds of MBS and mortgage loans changed with changes in the interest rate environment, those same factors were also likely to impact the call exercise feature of callable debt. These factors would tend to shorten or lengthen the effective lives of the debt with changes in the interest rate environment, thereby achieving an offset to the prepayment options of MBS and mortgage loans.

Consolidated obligation bonds — Maturity and coupons
The following table summarizes the consolidated bonds outstanding by year of maturity (in thousands):

	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
Maturity	Amount	Rate	Amount	Rate
1 year or less	$25,888,510	4.35%	$21,715,080	3.57%
over 1 year through 2 years	20,458,280	4.69	15,632,185	3.83
over 2 years through 3 years	6,007,350	4.80	11,266,170	4.19
over 3 years through 4 years	3,275,700	4.62	2,690,100	4.06
over 4 years through 5 years	2,077,900	5.00	2,250,700	4.35
over 5 years through 6 years	529,800	4.71	931,500	4.56
Thereafter	3,968,100	5.29	2,632,700	5.09

Total par value	62,205,640	4.60%	57,118,435	3.90%

Bond premiums	23,334		48,547
Bond discounts	(33,300)		(19,244)
SFAS 133 fair value basis adjustments	(151,222)		(375,885)
Deferred net gains on terminated hedges	(1,777)		(3,231)

Total carrying value	$62,042,675		$56,768,622

The weighted average coupon of bonds outstanding at December 31, 2006, on an unswapped basis, was 4.60% at December 31, 2006, up by 70 basis points from December 31, 2005.
Virtually unchanged contractual maturity distribution of bonds outstanding at December 31, 2006 and 2005 was an indication of a stable funding strategy with respect to issuances of consolidated obligation bonds. Almost 90% of bonds at December 31, 2006 and 2005 were in the maturity band of within four years, and contractually expected to mature within four years. Swapped, callable bonds contained an exercise date or a series of exercise dates that may result in a shorter redemption period. In July 2006, the Bank issued $1.0 billion in 30-year fixed-rate callable bonds, which resulted in the increase in the longer-term maturity category at December 31, 2006, compared to last year. At December 31, 2006, bonds within the one, and one-to-two year maturity bands increased to 74.6% up from 65.3% at December 31, 2005, and this shift was not considered to be a significant change in strategy.
Impact of derivatives on consolidated obligation bonds
The Bank hedged certain fixed-rate bonds under the provisions of SFAS 133. The most significant elements that impacted balance sheet reporting included the recording of fair value basis adjustments. Also, when callable bonds were hedged by callable swaps, the possibility of exercise of the call shortened the expected maturity of the bond. The impact to the Bank’s income is discussed in the MD&A under “Results of Operations.” Its impact as a risk management tool is discussed under Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”
Of the par amount of $62.2 billion of bonds outstanding at December 31, 2006, the notional amount of swapped out debt stood at $40.5 billion, or 65.1% of total par amount of consolidated obligation bonds. The comparable amount of hedged debt at December 31, 2005 was $38.9 billion, or 68.1%.

Derivative transactions were employed to hedge consolidated bonds in the following manner and to achieve the following principal objectives:
The FHLBNY:
•	made extensive use of the derivatives to restructure interest rates on consolidated obligation bonds, both callable and non-callable, to better match its members’ funding needs, to reduce funding costs, and to manage risk from a changing market environment.

•	converted at the time of issuance, certain simple fixed-rate bullet and callable bonds into synthetic floating-rate bond by the simultaneous execution of interest rate swaps that converted the cash flows of the fixed-rate bond to conventional adjustable rate instruments tied to an index, typically 3 month LIBOR.

•	used derivatives to manage the risk arising from changing market prices and volatility of a fixed coupon bond by matching the cash flows of the bond to the cash flows of the derivative, and making the FHLBNY indifferent to changes in market conditions. Except when issued to hedge and fund MBS and MPF loans, callable bonds are typically hedged by an offsetting derivative with a mirror-image call option with identical terms.

•	adjusted the reported carrying value of hedged consolidated bonds for changes in their fair value (“fair value basis” or “fair value”) that were attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for consolidated obligation bonds in the statements of condition included fair value hedge basis adjustments.

•	lowered funding cost by the issuance of a callable bond and the execution of an associated interest rate swap with mirrored call options, which resulted in funding at a lower cost than the FHLBNY would otherwise have achieved. The continued attractiveness of the issuance of callable bonds and the simultaneous swapping with a derivative instrument depends on price relationships in both the bond and the derivatives markets.
Callable debt - The mix between callable swap and non-callable swap hedging bonds was almost unchanged between 2006 and 2005. At December 31, 2006, the notional amount of callable interest rate swaps hedging fixed-rate bonds totaled $17.1 billion, representing 42.0% of all hedged debt, compared to $23.6 billion of non-callable swaps, or 58.0% of all hedged debt. The percentage and amount of non-callable hedged debt has increased from last year. At December 31, 2005, callable swaps totaled $19.6 billion, compared to $18.5 billion in non-callable hedged debt, representing a balanced ratio at that date. Hedge ratio and the mix between the use of non-callable and callable interest rate swaps reflected the Bank’s balance sheet management preferences and the attractiveness of the pricing of callable swaps.
The extensive use of callable debt with associated interest rate swaps provided the FHLBNY funding for short-term assets, and an offset to prepayment options in the FHLBNY’s held-to-maturity portfolio of mortgage-backed securities.
•	Call options on swapped callable bonds were exercised when the swap counterparty exercised its call option on the swap.

•	Call options on unswapped callable bonds were generally exercised when the bond could be replaced at a lower economic cost.

Thus, the issuance of a callable bond with associated callable swap significantly altered the contractual maturity characteristics of the original bond, and introduced the possibility of an exercise call date that was significantly shorter than the contractual maturity.
Fair value basis adjustments - The reported carrying value of hedged consolidated bonds were adjusted for changes in their fair value basis adjustments that were attributable to the risk being hedged in accordance with hedge accounting rules. The Bank hedged the risk of changes in the benchmark interest rate, which the Bank has designated as LIBOR.
Fair value basis adjustments resulting from changes in the benchmark rate have remained in unrealized gain positions during all of 2006, although they have fluctuated during the quarters, from $375.9 million at December 31, 2005, to a high of $525.8 million at June 30, 2006, and down to $151.2 million at December 31, 2006. Fair value gains at December 31, 2006 were associated with $40.5 billion notional amount of interest rate swaps. The comparable notional amount of interest rate swaps at December 31, 2005 was $38.9 billion.
•	Unrealized gains associated with hedged debt were almost entirely offset by unrealized losses associated with the interest rate swaps that hedged the consolidated obligation bonds at December 31, 2006 and 2005. No consolidated obligation discount notes were hedged at December 31, 2006 or 2005, although during 2005, the FHLBNY management executed discount note hedges from time to time in amounts that were not significant.

•	Changes in fair value basis adjustments reflected changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the value and implied volatility of call options of callable bonds. Volumes of hedge transactions in 2006 versus 2005 had an impact on the amount of recorded fair value basis adjustments. The fair value basis typically shows market value gains when interest rates rise.

Consolidated obligation bonds — maturity or next call date
The issuance of a callable bond with associated callable swap has significantly altered the contractual maturity characteristics of the original bond, and introduced the possibility of an exercise call date that was significantly shorter than the contractual maturity.
The following table summarizes the consolidated bonds outstanding by years to maturity or next call date (in thousands):

	December 31,
	2006	2005
Year of Maturity or next call date
Due or callable in one year or less	$40,152,210	$38,111,080
Due or callable after one year through two years	14,786,280	9,131,685
Due or callable after two years through three years	1,959,650	6,727,170
Due or callable after three years through four years	1,608,000	844,600
Due or callable after four years through five years	928,900	855,000
Due or callable after five years through six years	284,800	318,500
Thereafter	2,485,800	1,130,400

Total par value	62,205,640	57,118,435
Bond premiums	23,334	48,547
Bond discounts	(33,300)	(19,244)
SFAS 133 fair value adjustments	(151,222)	(375,885)
Deferred net gains on terminated hedges	(1,777)	(3,231)

Total carrying value	$62,042,675	$56,768,622

Call options were exercisable by the Bank and were typically either a one-time option or quarterly, and the Bank exercised the option when the swap counterparty exercised the call on the associated callable swap, hedging the bond. The Bank had hedged 65.1%, or $40.5 billion of all bonds at December 31, 2006, compared to 68.1% or $38.9 billion at December 31, 2005.
Based on the possibility of the call options exercised, 64.6% of bonds outstanding at December 31, 2006, would likely to be redeemed within one year, and 88.4% within two years. In contrast, based on contractual maturity, 41.6% of the bonds outstanding at December 31, 2005 would mature within one year, and 74.6% within two years.
Discount Notes
Discount notes are short-term instruments with maturities ranging from overnight to 365 days. Through a sixteen-member selling group, the Office of Finance, acting on behalf of the twelve Federal Home Loan Banks, offers discount notes. In addition, the FHLBanks offer discount notes in four standard maturities in two auctions each week. The FHLBNY used discount notes to fund short-term advances, longer-term advances with short repricing intervals, convertible advances and money market investments.
The following table summarizes discount notes outstanding (dollar amounts in thousands):

			Weighted
	Book	Par	Average
	Value	Value	Interest Rate
December 31, 2006	$12,191,553	$12,255,625	5.10%

December 31, 2005	$20,510,525	$20,651,191	4.05%

Discount notes were mostly utilized in funding short-term advances, some long-term advances as well as held-to-maturity and money market investments. Its relative use as funding vehicle declined through the first quarter; increased during the second quarter and declined in the last two quarters of 2006 as maturing discount notes were replaced by floating-rate debt and callable, fixed-rate debt. The discount note financing ratio, defined as the ratio of reported book value of discount notes to total assets at December 31, 2006 was 14.9%, down from 24.1% at December 31, 2005.
In an interest rate environment characterized by an inverted yield curve through much of 2006, the use of discount notes has declined, principally as a reflection of comparative pricing of discount notes relative to the pricing of alternative short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms. The pricing differential of discount notes was 105 basis points between December 31, 2006 and 2005. In contrast, the pricing differential was 70 basis points of all bonds between the same two dates.
However, the efficiency of issuing discount notes continued to be a factor in its use as a popular funding vehicle, as discount notes can be issued any time and in a variety of amounts and maturities, in contrast to other short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms. The importance of the instrument in day-to-day funding operations is best illustrated by measuring the annual cash flows generated by discount note issuances. For the twelve months ended December 31, 2006, the Bank issued $592.3 billion and retired $600.6 billion in discount notes. In the same period, cash flows from issuances of consolidated obligation bonds were only $32.6 billion. Contrasting transaction volumes between bonds and discount notes provides an indication that discount notes continued to be an important source of short-term funding.

Rating actions with respect to the FHLBNY are outlined below:
Short-Term Ratings:

	Moody's Investors Service		S&P
Year	Outlook	Rating	Short-Term Outlook		Rating
2002	July 31, 2002 — Affirmed	P-1	March 22, 2002	Short Term rating affirmed	A-1+
2003			March 17, 2003	Short Term rating affirmed	A-1+
			August 8, 2003	Short Term rating affirmed	A-1+
			September 26, 2003	Short Term rating affirmed	A-1+
			November 17, 2003	Short Term rating affirmed	A-1+
2004			April 15, 2004	Short Term rating affirmed	A-1+
2005	October 14, 2005 — Affirmed	P-1	April 29, 2005	Short Term rating affirmed	A-1+
2006	February 9, 2006 — Affirmed	P-1	August 11, 2006	Short Term rating affirmed	A-1+
			September 21, 2006	Short Term rating affirmed	A-1+
Long-Term Ratings:

	Moody's Investors Service		S&P
Year	Outlook	Rating	Long-Term Outlook			Rating
2002	July 31, 2002 — Affirmed	Aaa/Stable	March 22, 2002	Long Term rating affirmed	outlook stable	AAA/Stable
2003	September 26, 2003 — Affirmed	Aaa/Stable	March 17, 2003	Long Term rating affirmed	outlook stable	AAA/Stable
			August 8, 2003	Long Term rating affirmed	outlook negative	AAA/Negative
			September 26, 2003	Long Term rating downgraded	outlook stable	AA+/Stable
			November 17, 2003	Long Term rating affirmed	outlook stable	AA+/Stable
2004			April 15, 2004	Long Term rating affirmed	outlook stable	AA+/Stable
2005	October 14, 2005 — Affirmed	Aaa/Stable	April 29, 2005	Long Term rating affirmed	outlook stable	AA+/Stable
2006	February 9, 2006 — Affirmed	Aaa/Stable	August 11, 2006	Long Term rating affirmed	outlook stable	AA+/Stable
			September 21, 2006	Long Term rating upgraded	outlook stable	AAA/Stable

Mandatorily Redeemable Capital Stock
The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the statements of income. Redeemable capital stock is generally accounted for under the provisions of SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150") The Bank adopted SFAS 150 as of January 1, 2004, and shares of capital stock covered by FAS 150 were reclassified to liabilities at fair value. In accordance with the transition provisions of SFAS 150, the Bank recorded the cumulative effect adjustment loss of $1.3 million as of January 1, 2004, which represented dividends paid after the date of adoption of SFAS 150 but related to the previous quarter.
Mandatorily redeemable stock at December 31, 2006 and December 31, 2005 represented stocks held by former members who were no longer members by virtue of being acquired by members of another FHLBank. Such stock will be repaid when the stock is no longer required to support outstanding transactions with the FHLBNY.
No member had notified the FHLBNY at December 31, 2006 or 2005 of their intention to voluntarily withdraw from membership. The Bank reclassifies stock of members to a liability on the day the member’s charter is dissolved upon acquisition by a non-member.
At December 31, 2006, the amount of mandatorily redeemable stock classified as a liability was $109.9 million, compared to $18.1 million at December 31, 2005. In 2006, the Bank reclassified a total of $230.9 million from capital to liability as a result of merger activity consummated during the year. In the first quarter of 2006, one member was acquired by a non-member and $13.9 million in capital became mandatorily redeemable. In the third quarter of 2006, another large member was acquired and $215.1 million became redeemable.
Typically, mandatorily redeemable stock would remain outstanding as a liability until the stock was no longer required to support outstanding advances to the former member, which is generally at maturity of the advance. However, in 2006, a significant amount of advances to former members were prepaid ahead of their normal maturities at the request of the former members. In accordance with current practice of redeeming all excess activity based stock, the Bank repaid in cash all such excess stock that was no longer required in support of advances. In addition, as non-member advances matured in their normal course, and were not replaced, the Bank also repaid the excess stock to the former member. As a result, the Bank repurchased $138.9 million of mandatorily redeemable stock in 2006.
If present practice of redeeming excess stock continues, the Bank expects $43.2 million of the $109.9 million to be redeemed by 2008 and another $29.1 million in 2009 in step with the expected maturity of advances of non-members. Prepayment of the advances may accelerate the redemption. Should the Bank modify its present practice of redeeming excess stock and exercise its rights under the Capital Plan, the redemption of non-member stock may take up to five years from the date the member became a non-member. See Note 1 to the Bank’s audited financial statements for additional discussions about redemption rights of members and non-members.
Interest expenses associated with mandatorily redeemable capital stock were accrued at an estimated dividend rate during 2006 and aggregated $3.1 million, compared to $2.7 million in 2005. Unpaid interest associated with mandatorily redeemable capital stock was accrued and reported also as a liability.

Capital Resources
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
Total capital stock was $3.6 billion at December 31, 2006, almost unchanged from December 31, 2005, and capital stock has been at those levels through each of the prior two years. During most of 2004 and all of 2005, and through the six months ended June 30, 2005, the FHLBNY, at its discretion routinely (monthly) redeemed capital in excess of members’ minimum investment requirement in preparation for the implementation of the new capital plan (the implementation was subsequently postponed). In mid-2004, periodic redemption was changed from end of month to mid month and month-end, and to daily redemption starting in June 2005. As a result, decreases and increases in capital stock remained generally in line with changes in the borrowing patterns of members.
Gramm-Leach-Bliley Act
In November 1999, the FHLBank Act was significantly modified by the Federal Home Loan Bank System Modernization Act, which was enacted as Title VI of the Gramm-Leach-Bliley Act (“GLB Act”). In particular, these revisions to the FHLBank Act provided for the establishment of new leverage and risk-based capital requirements for the FHLBanks. On January 30, 2001, the Finance Board published a final rule prescribing a new capital structure for the FHLBanks, as required by the GLB Act. Each FHLBank, including the FHLBNY, was required to submit its own capital plan to the Finance Board for review by October 29, 2001, and the Finance Board approved the capital structure plan of the FHLBNY on July 18, 2002. The FHLBNY intended to implement its capital plan (“Capital Plan”) on October 1, 2003. However, because of the uncertainties surrounding the potential for losses on certain investment securities held, management and the FHLBNY Board of Directors determined at the time that it would be prudent to postpone implementation of the Capital Plan. Management and the Board reasoned that a delay would benefit members by enabling the FHLBNY to provide them with definitive information about the securities and by giving them additional time to review the FHLBNY’s financial situation before deciding whether to opt out of FHLBNY membership. Ultimately, during the third quarter of 2003, $1.9 billion in credit-deteriorated securities were sold at a gross loss of $189.4 million. As a result, no dividend was declared for that quarter. The FHLBNY has since restored its dividend and its financial condition and prospects remain sound and unaffected by the loss. On December 1, 2005, the FHLBNY implemented a new capital plan by exchanging pre-existing, putable capital stock for new, putable Class B capital stock at $100 par per share.
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
Under the new Capital Plan, each member is required to maintain a certain minimum investment in capital stock of the FHLBNY. The minimum investment will be determined by a membership requirement and an activity-based requirement. Each member is required to maintain a certain minimum investment in membership stock for as long as the institution remains a member of the FHLBNY. Typically, membership stock is based upon the amount of the member’s residential mortgage loans and its other mortgage-related assets. Under current policy, membership stock is 0.20% of the member’s mortgage-related assets as of the last year-end. In addition, each member is required to purchase activity-based stock in proportion to the volume of certain transactions between the member and the FHLBNY. Activity-based stock is equal to the sum of a specified percentage between 4.0% and 5.0% multiplied by the outstanding principal balance of advances to the member, and specified percentage between 4.0% and 5.0% multiplied by the sum of the outstanding principal balance of acquired member assets (MPF®). Under the current regulations, effective December 1, 2005, the specified percentages is 4.5% for both advances and acquired member assets, with the proviso that the specific requirements for acquired member assets is effective for transactions entered into after December 1, 2005, the date of the implementation of the new Capital Plan.
The FHLBNY may adjust the stock ownership requirements from time to time within the limits established in the Capital Plan. The FHLBNY may also modify capital stock ownership requirements outside these limits by modifying the Capital Plan with the approval of the Bank’s regulators, the Finance Board. The shares of capital stock offered to members will be issued at par value and will not trade in any market. Redemptions and repurchases of such stock by the FHLBNY, and any transfers of such stock, must also be made at par value.
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
Retained Earnings and Dividend
The FHLBNY has been building its retained earnings to further strengthen its financial condition. Unrestricted retained earnings at the FHLBNY grew to $368.7 million at December 31, 2006, up from $291.4 million at December 31, 2005.
Amounts in accumulated other comprehensive income (loss) at December 31, 2006 comprised of $4.8 million in unrealized losses from cash flow hedges, and $5.8 million in employee retirement plan amounts, including $6.1 million resulting from the initial adoption of SFAS 158. The comparable balance at December 31, 2005, comprised of $5.4 million in unrealized gains from cash flow hedges, and $1.8 million in unrealized amounts with respect to the Bank’s supplemental pension plan (BEP).
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

Dividends are computed based on the weighted average stock outstanding during the previous quarter, and are declared and paid in the month following the end of the quarter. During the year ended December 31, 2006, four dividends were paid for a total of $5.59 per share, compared to $4.50 per in 2005 and $1.83 per share in 2004.
A dividend at an annualized rate of 7.00% was paid on January 31, 2007 for the quarter ended December 31, 2006.
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
Section 956.6(a) of the Finance Board regulations prohibits the speculative use of derivatives, and the FHLBNY does not take speculative positions with derivatives or any other financial instruments, or trade derivatives for short-term profits. The FHLBNY does not have any special purpose entities or any other types of off-balance sheet conduits. Interest income and interest expense from interest rate swaps used for hedging are recorded with interest on the instrument being hedged. The notional amounts of derivatives are not recorded as assets and liabilities on the balance sheet; rather, the fair value of all derivatives is recorded as either derivative asset or derivative liability on the balance sheet. Although notional principal is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since the notional amount does not change hands (other than in the case of currency swaps, which the FHLBNY has none).
The FHLBNY uses derivatives in three ways: (1) as fair value or cash flow hedges of an underlying financial instrument or as a cash flow hedge of a forecasted transaction; (2) as intermediation hedges to offset derivative positions (e.g., caps) sold to members; and (3) as economic hedges, defined as a non-qualifying hedge of an asset or liability and used as an asset/liability management tool. The FHLBNY uses derivatives to adjust the interest rate sensitivity of consolidated obligations and advances to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities. In addition, the FHLBNY uses derivatives to offset embedded options in assets and liabilities, to hedge the market value of existing assets and liabilities and anticipated transactions and to reduce funding costs.

The following table summarizes the principal derivatives hedging strategies as of December 31, 2006:

			Notional
Derivatives	Hedging	Accounting	Amount
Terms	Strategy	Designation	(in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Fair Value Hedge	$35,615
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Fair Value Hedge	$1,238
Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation debt to a LIBOR floating rate	Fair Value Hedge	$23,638
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation debt.	Cash flow hedge	—
Receive fixed, pay floating interest rate swap with an optional to call	To convert the fixed rate consolidated obligation debt to a LIBOR floating rate; swap is callable on the same day as the consolidated obligation debt.	Fair Value Hedge	$17,047
Intermediary positions Interest rate swaps Interest rate caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties.	Economic Hedge	$50
The following table summarizes the principal derivatives hedging strategies as of December 31, 2005:

			Notional
Derivatives	Hedging	Accounting	Amount
Terms	Strategy	Designation	(in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Fair Value Hedge	$32,667
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Fair Value Hedge	$1,618
Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation debt to a LIBOR floating rate	Fair Value Hedge	$18,507
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation debt.	Cash Flow Hedge	$788
Receive fixed, pay floating interest rate swap with an option to call	To convert the fixed rate consolidated obligation debt to LIBOR floating rate; swap is callable on the same day as the consolidated obligation debt.	Fair Value Hedge	$19,556
Intermediary positions Interest rate swaps Interest rate caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties.	Economic Hedge	$130
The accounting designation “economic” hedges represented derivative transactions under hedge strategies that do not qualify for hedge accounting under the provisions of SFAS 133.

Derivatives by products and hedge types
The following tables provide summarized derivatives data by SFAS 133 classifications at December 31, 2006 and 2005 (in millions):
December 31, 2006

	Short-Cut [1]		Long-Haul [1]		Total
Derivative Hedging by Product Type:	Notional	Fair Values	Notional	Fair Values	Notional	Fair Values
Advances	$30,703	$(29)	$4,912	$5	$35,615	$(24)
Consolidated obligations	13,116	(65)	27,394	(95)	40,510	(160)
Mortgage commitments*	—	—	9	—	9	—
Caps and floors	—	—	1,238	—	1,238	—
Others*	—	—	225	—	225	—

Total	$43,819	$(94)	$33,778	$(90)	$77,597	$(184)

SFAS 133 Hedge Classification:
Fair value hedges	$43,819	$(94)	$32,306	$(90)	$76,125	$(184)
Cash flow hedges	—	—	—	—	—	—
Intermediation **	—	—	50	—	50	—
Economic hedges **	—	—	1,422	—	1,422	—

Total	$43,819	$(94)	$33,778	$(90)	$77,597	$(184)

*	Fair values are not significant; mortgage commitments are no longer hedged commencing 4th quarter 2005.
December 31, 2005

	Short-Cut [1]		Long-Haul [1]		Total
Derivative Hedging by Product Type:	Notional	Fair Values	Notional	Fair Values	Notional	Fair Values
Advances	$29,962	$(202)	$2,700	$(6)	$32,662	$(208)
Consolidated obligations	13,731	(93)	25,119	(293)	38,850	(386)
Mortgage commitments*	—	—	1	—	1	—
Caps and floors	—	—	1,618	—	1,618	—
Others*	—	—	135	—	135	—

Total	$43,693	$(295)	$29,573	$(299)	$73,266	$(594)

SFAS 133 Hedge Classification:
Fair value hedges	$43,693	$(295)	$27,031	$(300)	$70,724	$(595)
Cash flow hedges	—	—	788	1	788	1
Intermediation **	—	—	130	—	130	—
Economic hedges **	—	—	1,624	—	1,624	—

Total	$43,693	$(295)	$29,573	$(299)	$73,266	$(594)

*	Fair values are not significant; mortgage commitments are no longer hedged commencing 4th quarter 2005.
Note 1:
Short-cut — Highly effective hedging relationships that use interest rate swaps as the hedging instrument to hedge a recognized asset or liability and that meet criteria under paragraph 68 of SFAS 133 to qualify for an assumption of no ineffectiveness. The short-cut method allows the FHLBNY to assume that the change in fair value of the hedged item attributable to interest rates equals the change in fair value of the derivative during the life of the hedge.
Long-haul — For a hedging relationship that does not qualify for the short-cut method, the FHLBNY measures its effectiveness by recording and assessing the change in fair value of the hedged item attributable to the risk being hedged separately from the change in fair value of the derivative.
** Intermediation and economic hedges represented derivative transactions that did not qualify for hedge accounting treatment under SFAS 133, and were included under the caption “Long-Haul” for display purposes only.

Derivative Financial Instruments by Product
The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment. The categories of “Fair value,” “Commitment,” and “Cash flow” hedges represented derivative transactions accounted for as hedges. The category of “Economic” hedges represented derivative transactions under hedge strategies that did not qualify for hedge accounting treatment under SFAS 133.
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the statements of condition (in thousands):

	December 31,
	2006		2005
		Total estimated		Total estimated
		Fair value		Fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Advances — Fair value hedges	$35,615,115	$(23,889)	$32,662,378	$(208,249)
Advances — Economic hedges	1,237,694	—	1,623,194	(135)
Consolidated obligations — Fair value hedges	40,510,105	(159,919)	38,062,240	(386,335)
Consolidated obligations — Economic hedges	175,000	(253)	—	—
Mortgage loans — Commitment	9,497	(35)	657	—
Balance sheet — Economic hedges	—	—	—	—
Cash Flow- Anticipated transactions	—	—	788,000	528
Intermediary positions — Economic hedges	50,000	3	130,000	5

Total notional and fair value	$77,597,411	$(184,093)	$73,266,469	$(594,186)

Total derivatives, excluding accrued interest		$(184,093)		$(594,186)
Accrued interest		301,253		121,517

Net derivative balance		$117,160		$(472,669)

Net Derivative asset balance		$224,775		$19,197
Net Derivative liability balance		(107,615)		(491,866)

Net derivative balance		$117,160		$(472,669)

Derivative Gains and Losses Reclassified from Accumulated other comprehensive income to Earnings
The following table summarizes changes in derivative gains and losses and reclassifications to earnings for the periods reported, and as recorded in accumulated other comprehensive income (loss) (in thousands):

	Years ended December 31,
	2006	2005	2004
Accumulated gains and (losses), beginning of year	$5,352	$898	$(13)
Net hedging transactions	(7,897)	6,054	2,161
Reclassified into earnings	(2,218)	(1,600)	(1,250)

Accumulated (losses) and gains, end of year	$(4,763)	$5,352	$898

Earnings Impact of Hedging Activities
The following table summarizes the impact of hedging activities on earnings for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	2006
			Consolidated
		MPF	Obligation	Intermediary
Earnings Impact	Advances	Loans	Bonds	Positions	Total
Amortization/accretion of hedging activities reported in net interest income	$(2,489)	$142	$8,380	$—	$6,033

Net realized and unrealized gains (losses) on derivatives and hedging activities	$3,505	$—	$(355)	$—	$3,150
Gains (losses)- Economic hedges	5,761	22	740	3	6,526

Reported in Other Income	$9,266	$22	$385	$3	$9,676

Total	$6,777	$164	$8,765	$3	$15,709

	2005
			Consolidated
		MPF	Obligation	Intermediary
Earnings Impact	Advances	Loans	Bonds	Positions	Total
Amortization/accretion of hedging activities reported in net interest income	$(460)	$154	$6,706	$—	$6,400

Net realized and unrealized gains (losses) on derivatives and hedging activities	$(405)	$—	$(260)	$—	$(665)
Gains (losses)- Economic hedges	(8,235)	(582)	19	(3)	(8,801)

Reported in Other Income	$(8,640)	$(582)	$(241)	$(3)	$(9,466)

Total	$(9,100)	$(428)	$6,465	$(3)	$(3,066)

	2004
			Consolidated
		MPF	Obligation	Intermediary
Earnings Impact	Advances	Loans	Bonds	Positions	Total
Amortization/accretion of hedging activities reported in net interest income	$(352)	$57	$5,914	$—	$5,619

Net realized and unrealized gains (losses) on derivatives and hedging activities	$2,178	$—	$13,760	$—	$15,938
Gains (losses)- Economic hedges	(7,603)	(57)	—	(4)	(7,664)

Reported in Other Income	$(5,425)	$(57)	$13,760	$(4)	$8,274

Total	$(5,777)	$—	$19,674	$(4)	$13,893

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
The FHLBNY manages derivative counterparty credit risk by contracting only with experienced counterparties with investment-grade credit ratings. Annually, the FHLBNY’s Board of Directors reviews and approves all non-member derivative counterparts. Management monitors counterparties on an ongoing basis for significant business events, including ratings actions taken by nationally recognized statistical rating organizations. All approved derivatives counterparties must enter into a master International Swaps and Derivatives Association (“ISDA”) agreement with the FHLBNY, and, in addition, execute the Credit Support Annex to the ISDA agreement that provides for collateral support at predetermined thresholds.
The FHLBNY manages counterparty credit risk through credit analysis, collateral management and other credit enhancements, such as guarantees, and by following the requirements set forth in the Finance Board’s regulations.
The degree of counterparty credit risk may depend, among other factors, on the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk. Twenty-one counterparties (eighteen non-members and three members) represented 100% of the total notional amount of the FHLBNY’s outstanding derivative transactions at December 31, 2006, an increase of one from December 31, 2005. At December 31, 2005, the Bank’s credit exposure, defined as derivatives in a gain position, were to seventeen counterparties, of which 14 were to counterparties with a double-A credit rating and 3 with a single-A, as assigned by a nationally recognized statistical rating organization. Exposure to the three single-A counterparties accounted for only 4% of the exposure. Three other counterparties were member institutions on whose behalf the FHLBNY had acted as an intermediary. The notional amounts of derivatives outstanding at December 31, 2006 that were sold to members was $25.0 million, compared to $65.0 million at December 31, 2005 Acting as an intermediary, the Bank had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties.
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

Derivatives Counterparty Credit Ratings
The following table summarizes the FHLBNY’s credit exposure by counterparty credit rating at December 31, 2006 and 2005 (in thousands, except number of counterparties).

	December 31, 2006
			Total Net
	Number of	Notional	Exposure at	Net Exposure
Credit Rating	Counterparties	Balance	Fair Value	after Collateral
AAA	1	$2,874,229	$—	$—
AA	14	57,905,862	215,744	91,744
A	3	16,782,823	9,031	9,031
Members	3	25,000	—	—
Delivery Commitments	—	9,497	—	—

Total	21	$77,597,411	$224,775	$100,775

	December 31, 2005
			Total Net
	Number of	Notional	Exposure at	Net Exposure
Credit Rating	Counterparties	Balance	Fair Value	after Collateral
AAA	1	$4,971,463	$—	$—
AA	9	39,388,721	5,167	—
A	6	23,347,665	14,030	4,695
BBB	1	5,492,963	—	—
Members	3	65,000	—	—
Delivery Commitments	—	657	—	—

Total	20	$73,266,469	$19,197	$4,695

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
All derivative contracts with non-members are subject to master netting agreements or other right of offset arrangements. At December 31, 2006 and 2005, the FHLBNY’s maximum credit risk, as defined above, was approximately $224.8 million and $19.2 million without recognition of collateral held by the FHLBNY. These totals included $242.8 million and $26.4 million of net accrued interest receivable at December 31, 2006 and 2005. In determining maximum credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty.

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
FHLBNY considers hedge effectiveness in two ways:
•	Prospective assessment. Upon designation of the hedging relationship and on an ongoing basis, FHLBNY will be required to demonstrate that it expects the hedging relationships to be highly effective. This is a forward-looking relationship consideration. The prospective assessment at designation uses sensitivity analysis employing an option adjusted valuation model to generate changes in market value of the hedged item and the swap. These projected market values are then analyzed over multiple instantaneous, parallel, rate shocks. The hedge is expected to be highly effective if the change in fair value of the swap divided by the change in the fair value of the hedged item is within the 80%-125% dollar value offset boundaries.

•	Retrospective assessment. At least quarterly, FHLBNY will be required to determine whether the hedging relationship was highly effective in offsetting changes in fair value or cash flows through the date of the periodic assessment. This is an evaluation of the past experience.
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
The regression model being used is:
ΔV h = α + βΔVH
where ΔV h is the change in the net present value of the hedging item, ΔV H is the change in the net present value of the hedged transaction, α is the ‘intercept’ of the regression and β is the ‘slope’ of the regression. The coefficient β should have a value very close to −1 if the hedging transaction is effective. At the same time, α should be very close to zero.

To determine whether a hedging transaction is effective requires checking whether, overall, the postulated linear model ‘fits’ the data well and whether the estimates of the parameters α and β come close enough to their hypothesized values that we can feel confident that it would be wrong to reject those hypothesized values.
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
An assumed model can be accepted only if the main hypotheses on which it rests cannot be rejected. In the context of regression analysis, hypothesis testing is a procedure that seeks to determine whether the estimated values of the parameters of the model (α and β) are close enough to their hypothesized values (zero for α and −1 for β) that it would be unreasonable to reject those hypotheses. The most commonly used test statistics are the so-called ‘T-test statistic’ and the ‘F-test statistic’. They are named after the Student-t probability distribution function and the Fisher probability distribution function. The FHLBNY has determined that to consider the hedge relationship to be highly effective, the t-test statistic associated with the estimate of the intercept of the regression (α) must fall within a specified interval.
An equivalent approach to hypothesis testing consists of defining an ‘acceptance region’ around the hypothesized value of the parameter(s) being estimated. If the estimated value of the parameter falls within the acceptance region, the hypothesis is not rejected. If it falls outside of the acceptance region, the hypothesis is rejected. FHLBNY has determined that to consider the hedge relationship to be highly effective, the estimate of the slope of the regression (β) must fall within an acceptance region ranging from −1.25 to -.80.
Discontinuation of hedge accounting
If a derivative no longer qualifies as a fair value or a cash flow hedge, the FHLBNY discontinues hedge accounting prospectively and reports the derivative on the balance sheet at fair value and records fair value gains and losses in earnings until the derivative matures. If the FHLBNY was to discontinue cash flow hedge, previously deferred gains and losses in accumulated other comprehensive income would be recognized in current earnings at the time the hedged transaction affects earnings. For discontinued fair value hedges, the FHLBNY no longer adjusts the carrying value (basis) of the hedged item, typically an advance or a bond, for changes in their fair values. The FHLBNY then amortizes previous fair value adjustments to the basis of the hedged item over the life of the hedged item (for callable as well as non-callable previously hedged advances and bonds). The basis and the amortization of such items were not significant for all periods since adoption of SFAS 133.
Embedded derivatives
Before a trade is executed, the FHLBNY’s procedures require the identification and evaluation of embedded derivatives, if any, as described under paragraph 12 of SFAS 133. This evaluation will consider if the economic characteristics and the risks of the embedded derivative instrument are not clearly and closely related to the economic characteristic and risks of the host contract. At December 31, 2006, 2005 and 2004, the FHLBNY had no embedded derivatives that were required to be separated from the “host” contract because their economic or risk characteristics were not clearly and closely related to the economic characteristics and risks of the host contract.

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
Liquidity
The FHLBNY’s primary source of liquidity is the issuance of consolidated obligation bonds and discount notes. To refinance maturing consolidated obligations, the Bank relies on the willingness of the investors to purchase new issuances. The FHLBNY has access to the discount note market, and the efficiency of issuing discount notes is an important factor as a source of liquidity, since discount notes can be issued any time and in a variety of amounts and maturities. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. In addition, the Secretary of the Treasury is authorized to purchase up to $4.0 billion of consolidated obligations. The FHLBNY’s liquidity position remains in compliance with all regulatory requirements and it does not foresee any changes to that position.
Finance Board Regulations — Liquidity
Prior to the implementation of the new Capital Plan on December 1, 2005, the Finance Board’s Financial Management Policy required the FHLBNY to maintain a specific daily liquidity level. However, once the FHLBNY’s new Capital Plan was implemented on December 1, 2005, that rule no longer applied. Until December 1, 2005, the FHLBNY complied with the Financial Management Policy requirement which called for the FHLBNY to maintain an average daily liquidity level each month in an amount not less than the sum of:
•	20% of the sum of its daily average overnight and demand deposits and other overnight borrowings, and

•	10% of the sum of its daily average term deposits, consolidated obligations and other borrowings that mature within one year.

The FHLBNY met its deposit liquidity requirements as summarized in the table in the section titled as Deposit Liquidity.
Assets eligible for meeting the above liquidity requirements include:
•	Overnight funds and overnight deposits placed with eligible financial institutions;

•	Overnight and term-resale agreements with eligible counterparties that mature in 31 days or less and that use for collateral (1) securities that are eligible investments under the investment guidelines, and (2) mortgages insured by the Federal Housing Administration or guaranteed by the Veterans Administration;

•	Negotiable certificates of deposit placed with eligible financial institutions; bankers’ acceptances drawn on and accepted by eligible financial institutions; and commercial paper issued in U.S. financial markets and rated P-1 by Moody’s or A-1 by Standard & Poor’s, that on settlement date have a remaining term to maturity not exceeding 9 months;

•	Marketable direct obligations of the U.S. government that mature in 36 months or less;

•	Marketable direct obligations of U.S. government-sponsored agencies and instrumentalities that mature in 36 months or less and for which the credit of such institution is pledged for repayment of both principal and interest; and

•	Cash and collected balances held at a Federal Reserve Bank or other eligible financial institutions, net of member pass-throughs.
Beginning December 1, 2005, with the implementation of the new Capital Plan, the Financial Management Policy rules of the Finance Board with respect to liquidity were superseded by regulatory requirements that are specified in Parts 917 and 965 of Finance Board regulations, and are summarized below.
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
Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below during each quarter in 2006 and 2005 (in millions). The FHLBNY met its requirements at all times.

	Average Deposit	Average Actual
For the quarters ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2006	$1,944	$42,386	$40,442
September 30, 2006	1,745	48,347	46,602
June 30, 2006	1,976	45,797	43,821
March 31, 2006	1,378	45,001	43,623
December 31, 2005	1,976	42,602	40,626
September 30, 2005	2,022	41,795	39,773
June 30, 2005	2,222	43,642	41,420
March 31, 2005	2,150	44,667	42,517
December 31, 2004	5,281	45,207	39,926
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
Operational liquidity is measured daily. The FHLBNY met its requirements at all times. The following table summarizes excess operational liquidity by each quarter in 2006 and 2005 (in millions):

	Average Balance Sheet	Average Actual
For the quarters ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2006	$5,852	$16,970	$11,118
September 30, 2006	5,506	17,763	12,257
June 30, 2006	4,388	16,444	12,056
March 31, 2006	4,252	17,007	12,755
December 31, 2005	4,314	17,328	13,014
September 30, 2005	5,488	19,642	14,154
June 30, 2005	5,484	16,988	11,504
March 31, 2005	5,507	16,311	10,804
December 31, 2004	4,300	16,510	12,210

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
Contingency liquidity is reported daily. The FHLBNY met its requirements at all times. The following table summarizes excess contingency liquidity by each quarter in 2006 and 2005 (in millions):

	Average Five Day	Average Actual
For the quarters ended	Requirement	Contingency Liquidity	Excess
December 31, 2006	$2,130	$14,852	$12,722
September 30, 2006	3,934	15,755	11,821
June 30, 2006	2,490	14,428	11,938
March 31, 2006	3,114	14,797	11,683
December 31, 2005	2,740	15,390	12,650
September 30, 2005	2,155	14,345	12,190
June 30, 2005	4,785	14,615	9,830
March 31, 2005	3,600	13,709	10,109
December 31, 2004	4,507	13,641	9,134
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
Other Liquidity Contingencies. As discussed more fully under the section Debt Financing - Consolidated Obligations, the FHLBNY is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf). The FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the following rules apply: the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock of any member or non-member stockholder until the Finance Board approves the FHLBNY’s consolidated obligation payment plan or other remedy and until the FHLBNY pays all the interest or principal currently due on all its consolidated obligations. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.
The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $951.9 billion and $937.5 billion at December 31, 2006 and 2005. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.

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
Leverage Limits and Unpledged Asset Requirements
The FHLBNY met the Finance Board’s requirement that unpledged assets, as defined under regulations, exceed the total of consolidated obligations as follows (in thousands):

	December 31
	2006	2005
Consolidated Obligations:
Bonds	$62,042,675	$56,768,622
Discount Notes	12,191,553	20,510,525

Total consolidated obligations	74,234,228	77,279,147

Unpledged assets
Cash	38,850	22,114
Less: Member pass-through reserves at the FRB	(43,265)	(47,469)
Secured Advances	59,012,394	61,901,534
Investments	20,503,175	21,190,548
Mortgage Loans	1,483,419	1,466,943
Other loans	112	320
Accrued interest receivable on advances and investments	406,123	377,254
Less: Pledged Assets	—	(244,807)

	81,400,808	84,666,437

Excess unpledged assets	$7,166,580	$7,387,290

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

	December 31, 2006		December 31, 2005
	Actual	Limits	Actual	Limits
Mortgage securities investment authority	254%	300%	220%	300%

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
Note: Subsequent to the implementation of the new capital plan on December 1, 2005, the leverage ratio requirement has been superseded by maintenance of risk-based capital.

Results of Operations
Highlights: Years ended December 31, 2006 and 2005
Net Income
The FHLBNY manages its operations as a single business segment. Advances to members are the primary focus of the FHLBNY’s operations, and is the principal factor that impacts its operating results. Interest income from advances is the principal source of revenue. The primary expenses are interest paid on consolidated obligations debt, operating expenses, principally administrative and overhead expenses, and assessments. The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax. It is required to make payments to REFCORP, and set aside funds from its income towards an Affordable Housing Program (“AHP”), together referred to as assessments. Other significant factors affecting the Bank’s net income include the volume and timing of investments in mortgage-backed securities, debt repurchase and associated losses, and earnings from shareholders’ equity.
Net income and earnings per share were $285.2 million and $7.63 in 2006, compared to $230.2 million and $6.36 in 2005, and $161.3 million and $4.55 in 2004. Net income was after the deduction of AHP and REFCORP assessments, which are a fixed percentage of the FHLBNY’s pre-assessment income.
Increase in net income was attributed to increase in net interest income, which represented the difference between income from interest-earnings assets and interest expense paid on interest-bearing liabilities. Net interest income increased to $470.1 million in 2006, compared to $394.9 million in 2005, and $268.5 million in 2004.
In 2006, the Bank retired $770.0 million of consolidated obligation bonds and recorded a loss of $26.3 million, reported in other income (loss) before assessments. The comparable losses associated with debt retirement were $14.8 million in 2005 and $4.2 million in 2004. Debt retirement typically requires a payment of a premium. The Bank retires debt principally to reduce future debt costs when the associated asset was either prepaid or early terminated. The debt retired in 2006, 2005 and 2004 were associated principally with the prepayments of advances and commercial mortgage-backed securities (“CMBS”) for which the Bank received prepayment fees. Prepayment fees associated with advances and CMBS reported in interest income aggregated $24.7 million in 2006, $20.3 million in 2005 and $11.3 million in 2004.
Net realized and unrealized gains and losses from hedging activities were reported under the provisions of SFAS 133 were not significant, but exhibited period to period volatility. A reported gain in 2006 of $9.7 million was in contrast to a loss in 2005 of $9.5 million, and a gain of $8.3 million in 2004. These relatively small losses and gains were indicative of the hedge efficiencies and highly effective hedge strategies in all periods reported. Hedging gains and losses were from changes in estimated fair value of the Bank’s derivatives and offsetting changes in the fair values of hedged exposures, principally hedged advances and hedged debt. Changes in fair value will change from period to period because of changes in interest rates, expected interest rate volatility, volume of derivative activity, and hedge ineffectiveness.
Service fee income received for providing correspondent banking services to members and fees for extending standby financial letters of credit were not a significant element of the Bank’s income and are offered as a service to the smaller members. Fees have been declining over the years from declining demand for such services. Service fees were $3.4 million in 2006, down from $4.7 million in 2005 and $4.8 million in 2004.
The administrative costs of operating the Bank and associated overhead have been increasing over the years from higher payroll and benefit costs, consulting, and audit and audit related fees. Generally, the increases were associated with either the costs associated with the Bank’s registration efforts leading up to the registration with the Securities and Exchange Commission in 2005, and the implementation of enhanced internal controls and risk management practices required under the Sarbanes-Oxley Act. Total operating expenses were $63.2 million in 2006, compared to $59.1 million in 2005, and $51.1 million in 2004.

Assessments accrued for the AHP program and paid towards REFCORP obligations, collectively referred to as assessments, totaled $103.3 million in 2006, compared to $83.4 million in 2005 and $58.9 million in 2004. Assessments are analogous to a tax on income, and the increases reflected the increase in pre-assessment income.
Net Interest Income
Net interest income is the principal source of revenue for the Bank.
Net interest income is impacted by member demand for advances and investment activity, the yields from advances and investments, and the cost of consolidated obligation debt that is issued by the Bank to fund advances and investments. The execution of interest rate swaps in the derivative market at a constant spread to LIBOR, in effect converting fixed-rate advances and fixed-rate debt to conventional adjustable-rate instruments indexed to LIBOR, results in an important intermediation for the Bank between the capital markets and the swap market; the intermediation permitting the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate debt in the capital markets. Income earned from assets funded by member capital and retained earnings, which are non-interest bearing, is another important consideration for the FHLBNY.
All of these factors may fluctuate based on changes in interest rates, demand by members for advances, investor demand for debt issued by the Bank, and the change in the spread between the yields on advances and investments, and the cost of financing these assets by the issuance of debt to investors.
Reported net interest income after provisions for credit losses was $470.1 million in 2006, up 19.0%, or $75.2 million, compared to $394.9 million in 2005. The growth in net interest income in 2005 over 2004 was 47.1%, or $126.4 million. Net interest income was $268.5 million in 2004. Changes in net interest income were driven by both transaction volumes and changes in the net spread between yields on interest earning assets, minus the yields on interest-costing liabilities. Deployment of stockholders’ equity, defined as capital stock and retained earnings, which are considered as non-interest costing liabilities, or “free capital”, provided a significant contribution to the net spread earned by the Bank.

The following table summarizes key changes in the components of net interest income for the years ended (dollar amounts in thousands):

	December 31,			Percentage	Percentage
	2006	2005	2004	Variance 2006	Variance 2005
Interest Income
Advances	$3,302,174	$2,174,948	$1,247,568	51.83%	74.34%
Interest-bearing deposits	300,499	193,668	61,096	55.16	216.99
Federal funds sold	145,420	97,547	16,434	49.08	493.57
Available-for-sale securities	—	19,519	7,797	(100.00)	150.33
Held-to-maturity securities	580,002	566,009	545,660	2.47	3.73
Mortgage loans held for portfolio	76,111	69,312	48,291	9.81	43.53
Other	41	42	126	(2.38)	(66.66)

Total interest income	4,404,247	3,121,045	1,926,972	41.11	61.97

Interest Expense
Consolidated obligations	3,846,219	2,660,797	1,631,221	44.55	63.12
Other	87,910	65,276	27,259	34.67	139.47

Total interest expense	3,934,129	2,726,073	1,658,480	44.31	64.37

Net interest income before mortgage loan loss provision	$470,118	$394,972	$268,492	19.03%	47.11%

Interest Income
Interest income from advances — Reported interest income from advances, on a swapped-out basis, was $3.3 billion in 2006, up from $2.2 billion in 2005 and $1.2 billion in 2004. Three principal factors contributed to the increases. The general increase in the interest rate environment was one, as maturing advances were replaced at higher coupons in a higher interest rate environment in 2006. Change in the mix of demand towards more profitable product was another factor. Member demand increased for the higher-margin, short-term, fixed-rate advances, contributing to higher earnings in 2006 compared to 2005. Another was the impact of the new pricing policy in effect since 2005, which also made a positive impact on interest income earned from advances. Because of prior pricing initiatives, maturing advances in 2006 were replaced with coupons at a relative higher spread to the Bank’s funding cost. Advance pricing has remained unchanged from the increases made in 2005, and the Bank has continued to offer pricing on advances to members that balances its desire for healthier interest spreads and its mission to provide low-cost funds to its members.
Advance volume, defined as the average outstanding reported amounts of advances and measured as the daily average outstanding during the year, was not a major factor in the increases in interest income from advances in 2006, although volume was up from 2005. Increased interest income from advances was mostly rate related.
Reported prepayment fees in 2006 were net of SFAS 133 basis adjustments included in the book basis of hedged prepaid advances and totaled $19.2 million, compared to $6.6 million in 2005. Prepayment fees were included in interest income from advances. The FHLBNY generally requires advances with a maturity or repricing period greater than nine months to carry a fee sufficient to make it financially indifferent to the borrower’s decision to prepay the advances.

Cash flow from interest rate swaps was also a critical component of interest income earned from advances.
The FHLBNY executes interest rate swaps to modify the effective interest rate terms of many of its fixed-rate advance products, and typically all of its convertible or putable advances. In these swaps, the FHLBNY effectively converts a fixed-rate stream of cash flows from the advance to a floating-rate advance, indexed to LIBOR. The impact of swapping fixed- for floating-interest rate in which the FHLBNY pays out fixed-rate and receives LIBOR-indexed cash flows in an interest rate swap agreement made a positive cash in-flow of $236.8 million in 2006, compared to a negative cash out-flow of $372.0 million and $973.1 million in 2005 and 2004. In 2006, the term structure of interest rates has tended to be such that short-term rates have been close to or in some instances higher than long-term rates, and the Bank has benefited from swapping out fixed rates in return for receiving 3-month LIBOR indexed cash in-flows.
These positive factors together contributed to the improved yields from advances which grew by 168 basis points to 5.11% on a swapped-out basis, and exceeded the increase of 142 basis points on the Bank’s aggregate cost of issuing debt (consolidated obligation bonds and discount notes) in 2006 compared to 2005.
The table below summarizes interest income earned from advances and the impact of interest rate swaps (in thousands):

	Years ended December 31,
	2006	2005	2004
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$3,065,361	$2,546,995	$2,220,617
Net interest adjustment for interest rate swaps	236,813	(372,047)	(973,049)

Total Advance interest income reported	$3,302,174	$2,174,948	$1,247,568

Interest income from investments — The Bank derived interest income from investments principally from its long-term securities, classified as held-to-maturity, mainly mortgage-backed securities, and a small inventory of state and housing agency bonds. Mortgage-backed securities typically yield higher coupons, compared to other investments allowed under the FHLBNY’s current investment policy.
The Bank also generated interest income from short-term investments, comprised of certificates of deposits, Federal funds sold, and interest-yielding cash pledged as collateral to derivative counterparties. In 2005, the Bank had also carried a portfolio of variable-rate mortgage-backed securities, classified as available-for-sale securities, which was sold during 2005 at a small gain.
Interest income from investments in held-to-maturity securities, principally MBS, grew marginally in 2006 from the prior year, despite the general increase in the rate environment. This was attributable to declining volumes in investments, defined as average balance of securities outstanding during the year. In 2006, the average balance was $10.6 billion compared to $11.3 billion in 2005. Interest earned on investments was $580.0 million in 2006, almost unchanged from the prior year total of $585.5 million which also included interest income from available-for-sale securities.
During most of 2006, the Bank did not believe that the risk-reward pricing in the market place for MBS met its investment objectives, and as a result acquisitions were opportunistic. In the third quarter of 2006, the Bank purchased $1.1 billion of triple-A rated, agency collateralized mortgage obligations, which had a positive impact on earnings for the quarter, but its overall impact on earnings will be greater in 2007, since the acquisitions were made in the third quarter of 2006.

The average yield from long-term investments was 5.46% in 2006 up by only 29 basis points from 2005, indicative of spread compression in triple-A rated MBS of the types that the Bank considers as appropriate for its investment goals. In contrast, the average Federal Funds Rate increased by 178 basis points to 4.97% in 2006. Longer-term rates have not increased as much in the current inverted yield-curve environment. As an illustration, the average 10-year Treasury yield increased by only 51 basis points to 4.79% in 2006 compared to 2005.
Prepayment fees received, primarily from unscheduled prepayments of commercial real estate — backed MBS aggregated $5.5 million in 2006 compared to $13.7 million in 2005. Prepayments fees were reported in interest income from investments.
As an offset to declining investments in MBS, the Bank maintained its balance sheet leverage targets, by increasing average investments in short-term certificates of deposits issued by highly-rated financial institutions. Interest income from short-term certificates of deposit and interest-earning cash pledged with derivatives counterparties was $330.5 million in 2006 compared to $193.7 million in 2005. Increased income from such short-term, liquid investments was principally from the general increase in short-term interest rates in 2006 compared to 2005. The average yield from short-term deposits was 5.00% in 2006, up from 3.42% in 2005, an increase of 158 basis points. This parallels observed increases in the interest rate environment — the average 3-month LIBOR rate increased by 163 basis points over the same period. The reported amounts of interest income from interest-earning deposits included cash collateral pledged that earned closer to the Federal Funds Rate, which has been about 25 basis points less than 3-month LIBOR rates on average.
Interest income from Federal funds sold was $145.4 million in 2006 and $97.6 million in 2005. Lower volume of Federal funds activity was offset by higher short-term rates in 2006. Yields improved by 182 basis points to 5.10% in 2006.
Interest Expense
Interest expense on consolidated obligations bonds and notes — The FHLBNY’s primary source of funding was through the issuance of consolidated obligation bonds and discount notes. Consolidated obligation bonds are medium- and long-term, while discount notes are short-term instruments. To fund its assets, the FHLBNY considers its interest rate risk and liquidity requirements in conjunction with consolidated obligation buyers’ preferences and capital market conditions when determining the characteristics of debt to be issued. Typically, the Bank has used fixed-rate callable and non-callable bonds to fund mortgage-related assets. Discount notes were issued to fund assets with shorter-reset characteristics.
Total interest expense on consolidated obligation bonds and discount notes (“debt”) was $3.9 billion in 2006 and $2.7 billion and $1.6 billion in 2005 and 2004. Increase in the general interest rate environment as well as issuance of longer-term debt securities during the third quarter were factors that explain the increase. The Bank also increased issuance of medium and shorter-term securities. In a somewhat downward sloping yield curve, the short-end of the yield curve was relatively more expensive.
Average debt yield was 4.85% in 2006, an increase of 142 basis points over the average yield in 2005. The average debt yield reported in 2006 has not fully factored the benefits from debt repurchases in 2006. Some of this benefit was observed by the comparison of the weighted average bond coupons of 4.60% at December 31, 2006, which was lower than the 2006 average by 25 basis points.
Cash flow from interest rate swaps was also a critical component of interest expense on debt. The FHLBNY issues fixed-rate callable debt with the simultaneous execution of a callable interest rate swaps to modify the effective interest rate terms and effective durations of its fixed-rate debt. This has been an important tool for the Bank over the years and remained one in 2006. Its importance is illustrated by the ratio of callable swapped-out debt to total debt — Fixed-rate, non-callable debt outstanding was $37.3 billion, or 59.9% of total bonds outstanding at December 31, 2006, almost unchanged from 59.7% at December 31, 2005. Fixed-rate, callable debt outstanding was $17.0 billion, which constituted 27.3% of bonds at December 31, 2006, almost unchanged from 27.5% at December 31, 2005.

From the perspective of financial position and income, this hedging strategy benefits the Bank in two principal ways: (1) fixed-rate callable bond in conjunction with interest rate swap containing a call feature that mirrors the option embedded in the callable bond enables the FHLBNY meet its funding needs at yields not otherwise directly attainable through the issuance of callable debt; and, (2) the issuance of fixed-rate debt and the simultaneous execution of an interest rate swap convert the debt to an adjustable-rate instrument tied to an index, typically LIBOR.
The receive -fixed, pay LIBOR indexed interest rate swaps caused a significant cash outflow in 2006, because of an inverted yield curve through most of 2006, and had less of an impact in 2005 because of a relatively flat yield-curve environment in 2005. The differential between the pay-fixed coupons and the receive 3-month LIBOR indexed cash flows widened in 2006.
Because of the higher yields on the short-end of the yield curve relative to longer-term yields, in 2006 the net impact of accruals of receive-fixed interest-rate swaps and pay-LIBOR indexed cash flows associated with qualifying debt hedges increased debt expense by $305.4 million compared to only $27.1 million in 2005. In 2004, interest rate exchanges associated with swaps lowered interest expense by $449.5 million.
The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

	Years ended December, 31
	2006	2005	2004
Fixed-rate Bonds	$2,538,401	$1,905,853	$1,734,176
Floating-rate Bonds	100,445	69,179	92,207
Discount Notes	901,978	658,655	254,357

	3,540,824	2,633,687	2,080,740
Net Impact of interest rate swaps and amortization of basis	305,395	27,110	(449,519)

Reported Interest Expense	$3,846,219	$2,660,797	$1,631,221

Net Interest Spread
Net interest income is typically measured in basis points, and is referred by the Bank as net spread; it is defined as the difference in basis points between yields earned on interest yielding assets and yields paid on liabilities and shareholders’ equity. Reported spreads and margins were on a pre-assessment basis.
On a GAAP basis, the net interest spread was 29.53 basis points in 2006, compared to 26.64 basis points in 2005 and 17.44 basis points in 2004. Yields from earning assets increased by 146 basis points in 2006 to 5.14%. Yields paid on liabilities increased by 143 basis points. The incremental increase in yields earned on earning assets over yields paid on liabilities contributed a 3 basis point gain towards net margin earned in 2006. This was one factor contributing to spread improvement in 2006. Another factor was earnings from stockholders’ equity which provides “interest-free” funding. In a rising interest rate environment, deployment of capital, defined as stock holders’ capital, retained earnings and net non-interest bearing liabilities, (“deployed capital”), provided the Bank with greater income in 2006 than in 2005 or 2004. As an illustration, an average of $4.5 billion in deployed capital earned an estimated yield of 5.14%, the reported annualized yield on aggregate interest-earning assets in 2006. In contrast, in 2005, it earned only 3.68% on a higher average deployed capital of $4.9 billion. In 2004, deployed capital averaged $5.8 billion, but earned only 2.30% in a lower interest rate environment. As a result, deployed capital made a stronger contribution to net interest income in 2006 compared to 2005 and 2004.

These factors also explain improvements in net interest margin, defined as net interest income divided by average earning assets, which was 54.9 basis points in 2006, up by 8.3 basis points when compared to 2005. Higher interest margins are an indicator of efficient use of assets.
Spread and Yield Analysis
Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities.
The following table summarizes the Bank’s net interest income and net interest yield derived from interest-earning assets and interest bearing liabilities (dollar amounts in thousands):

	Years ended December 31,
	2006			2005			2004
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$64,657,774	$3,302,174	5.11%	$63,446,436	$2,174,948	3.43%	$65,288,836	$1,247,568	1.91%
Interest-earning deposits	6,005,662	300,499	5.00	5,655,463	193,668	3.42	4,461,215	61,096	1.37
Federal funds sold	2,851,611	145,420	5.10	2,969,419	97,547	3.28	1,093,825	16,434	1.50
Investments	10,632,295	580,002	5.46	11,317,140	585,528	5.17	12,086,857	553,457	4.58
Mortgage and other loans	1,471,434	76,152	5.18	1,361,517	69,354	5.07	934,757	48,417	5.24

Total interest- earning assets	$85,618,776	$4,404,247	5.14	$84,749,975	$3,121,045	3.68	$83,865,490	$1,926,972	2.30

Funded By:
Consolidated obligations	$79,313,894	$3,846,219	4.85	$77,629,441	$2,660,797	3.43	$76,104,869	$1,631,221	2.14
Interest-bearing deposits and other borrowings	1,824,052	87,910	4.82	2,167,714	65,276	3.01	1,968,644	27,259	1.38

Total interest- bearing liabilities	81,137,946	3,934,129	4.85	79,797,155	2,726,073	3.42	78,073,513	1,658,480	2.12
Capital and non-interest- bearing funds	4,480,830	—		4,952,820	—		5,791,977	—

Total funding	$85,618,776	$3,934,129		$84,749,975	$2,726,073		$83,865,490	$1,658,480

Net Interest Spread		$470,118	0.2953%		$394,972	0.2664%		$268,492	0.1744%

Net Interest margin (Net interest income/Earning Assets)			0.549%			0.466%			0.321%

Note 1. Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments. The Bank used derivatives extensively to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt was issued by the Bank and hedged with an interest rate swap, it effectively converted the debt into a simple floating-rate bond, typically resulting in funding at an advantageous price. Similarly, the Bank made fixed-rate advances to members and hedged the advance with a pay-fixed, receive-variable interest rate swap that effectively converted the fixed-rate asset to one that floated with prevailing LIBOR rates.

Rate and Volume Analysis
The Rate and Volume Analysis presents changes in interest income, interest expense, and net interest income that were due to changes in volumes and rates. Changes in both volume of assets and liabilities and associated interest rates influenced changes in net interest income and net interest spreads. The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the FHLBNY’s interest income and interest expense during the 2006, 2005 and 2004 (in thousands):
2006 compared to 2005

	For the years ended
	December 31, 2006 vs. December 31, 2005
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$41,525	$1,085,701	$1,127,226
Interest-earning deposits	11,992	94,839	106,831
Federal funds sold	(3,870)	51,743	47,873
Investments	(35,433)	29,907	(5,526)
Mortgage loans and other loans	5,577	1,221	6,798

Total interest income	19,791	1,263,411	1,283,202
Interest Expense
Consolidated obligations	57,736	1,127,686	1,185,422
Deposits and borrowings	(10,349)	32,983	22,634

Total interest expense	47,387	1,160,669	1,208,056

Changes in Net Interest Income	$(27,596)	$102,742	$75,146

Asset volumes in 2006 were up but not as much as increases in interest-costing liabilities. This was largely related to decline in investment volumes primarily in mortgage-backed securities which were lower in 2006 compared to 2005. Volume in this context is defined as the amount of average balances outstanding during the year. Investment volumes in short-term investments were up generally to maintain asset leverage. The negative impact from declining long-term investment volumes was offset by general increase in interest rates and increase in yields.
2005 compared to 2004

	For the years ended
	December 31, 2005 vs. December 31, 2004
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$(35,205)	$962,585	$927,380
Interest-earning deposits	16,355	116,217	132,572
Federal funds sold	28,179	52,934	81,113
Investments	(35,245)	67,316	32,071
Mortgage loans and other loans	22,876	(1,939)	20,937

Total interest income	(3,040)	1,197,113	1,194,073
Interest Expense
Consolidated obligations	32,677	996,899	1,029,576
Deposits and borrowings	2,700	35,317	38,017

Total interest expense	35,377	1,032,216	1,067,593

Changes in Net Interest Income	$(38,417)	$164,897	$126,480

Provision for Credit Losses
In 2006 and 2005, the Bank recorded a provision of $11 thousand and $75 thousand against its mortgage loans held-for-portfolio based on identification of inherent losses under an allowance policy described more fully in the section Critical Accounting Policies and Estimates. The FHLBNY experienced charge offs amounting to $18 thousand in 2006, which were recovered through the credit enhancement provisions of MPF loans.
Allowance for credit losses was $593 thousand at December 31, 2006, compared to $582 thousand at December 31, 2005. The FHLBNY believes the current allowance for loan losses is adequate to reflect the losses inherent in the FHLBNY’s mortgage loan portfolio at December 31, 2006 and 2005.
The FHLBNY’s credit risk from advances at December 31, 2006 and 2005 were concentrated in commercial banks and savings institutions. All advances were fully collateralized during their entire term. In addition, borrowing members pledged their stock of the FHLBNY as additional collateral for advances. The FHLBNY has not experienced any losses on credit extended to any member since its inception. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.
Non-Interest Income (Loss)
Other income (loss), in aggregate, was a charge of $13.2 million and $17.9 million for the years ended December 31, 2006 and 2005, in contrast to a reported gain of $9.0 million in 2004.
The following table sets forth the main components of other income (loss) for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Years ended December 31,
	2006	2005	2004
Other income (loss):
Service fees	$3,368	$4,666	$4,751
Net realized and unrealized gain (loss) on derivatives and hedging activities	9,676	(9,466)	8,274
Net realized gain (loss) from sale of available-for-sale and held-to-maturity securities	—	1,895	—
Losses from extinguishment of debt and other	(26,283)	(14,952)	(4,059)

Total other income (loss)	$(13,239)	$(17,857)	$8,966

Service fees - Service fees were derived primarily from providing correspondent banking services to members, and fees earned on standby letters of credit. Service fees have declined over the years due to declining demand for such services. The Bank does not consider income from such services as a significant element of its operations. Service fees were $3.4 million in 2006, down from $4.7 million in 2005 and $4.8 million in 2004.
Net realized and unrealized gain (loss) on derivatives and hedging activities - The Bank records all derivatives as either assets or liabilities in the statements of condition at their estimated fair value and recognizes changes in fair value in the statements of income. Changes in the fair value of the Bank’s derivatives, including a small amount of mortgage commitments, resulted in gains of $9.7 million in 2006, a loss of $9.5 million in 2005, and a gain of $8.3 million in 2004. These gains and losses were included in other income (loss) as “Net realized and unrealized gain (loss) on derivatives and hedging activities.” In addition, the net contractual interest accruals on interest rate swaps considered as non-qualifying for hedge accounting and interest received from “in-the-money” options were also included in “Net realized and unrealized gain (loss) on derivatives and hedging activities.”

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
The primary components of reported gains and losses from hedging activities were:
•	Net realized and unrealized gains from qualifying fair value hedges using receive -fixed, pay-variable swaps, a strategy used mainly to hedge the Bank’s fixed-rate liabilities resulted in net recorded losses of $0.4 million in 2006.

•	Net realized and unrealized gains from qualifying fair value hedges using pay-fixed, receive- variable swaps resulted in a reported ineffectiveness of $1.4 million in 2006. The average notional amount of such fair value interest rate swaps was $35.1 billion in 2006. In addition, amortization of basis adjustments from modified hedged resulted in a reported gain of $2.1 million in 2006 and $3.6 million in 2005.

•	Termination of option contracts that had been associated with variable-rate advances prepaid by member in 2006 and designated as economic hedges, resulted in a one-time gain of $4.5 million. This was offset by changes in the fair value basis of options resulting in reported realized losses of $6.6 million, principally from market-amortization of the time value of purchased options approaching expiration. Net interest income accruals from in-the-money option contracts associated with variable-rate advances contributed $7.9 million in realized gains in 2006. Purchased options, indexed to LIBOR, became “in-the-money” during 2006 as short-term interest rates rose past the contractual “strike prices” of option contracts, and the Bank accrued to income the difference between the option strike price and prevailing LIBOR rates. Under hedge accounting rules, such periodic contractual interest income is also considered as cash flows from economic hedges and was reported in “Net realized and unrealized gain (loss) on derivatives and hedging activities.” In 2005, interest accruals from in-the-money options were not material and market amortization and changes in fair value of purchased options resulted in reported losses of $10.5 million.

•	Net realized and unrealized gains from economic hedges totaled $0.8 million in 2006 and $2.0 million in 2005. In prior years and most of 2005, the Bank accounted for mortgage loan delivery commitments as “cash flow” hedges as defined under SFAS 133. In the fourth quarter of 2005, the Bank began to account for mortgage delivery commitments as economic hedges, and this resulted in an insignificant impact to earnings in 2005. The Bank defines economic hedges as hedges not qualifying for hedge accounting under the provisions of SFAS 133 together with purchases and sales of derivatives in which the Bank acted as an intermediary on behalf of members.

•	In 2005, the FHLBNY corrected its estimation methodology for valuing hedged advances, which resulted in a cumulative charge of $3.5 million. In June 2004, the FHLBNY had corrected the manner in which it assessed effectiveness for certain debt hedging relationships. Under the prior approach, the FHLBNY inappropriately assumed no ineffectiveness for certain hedges of debt. Under the new method, the FHLBNY began measuring effectiveness, and the cumulative impact of $9.3 million was recorded in June 30, 2004. The impact of the change in methodology was a reported gain and represented the cumulative impact for prior periods. The corrections to the estimation process for hedged bonds and advances contributed in large part to the change between aggregate reported hedging gains and losses in 2006, 2005 and 2004.

Debt extinguishment - Losses from extinguishment of debt consisted principally of the recorded loss from retirement of consolidated obligation bonds. In 2006, the FHLBNY retired $770.0 million of consolidated obligation debt, at a cost that exceeded book value by about $26.3 million. The comparable amount of debt retired was $359.5 million in December 31, 2005, at a cost that exceeded book value by $14.8 million. Generally, debt extinguished was fixed-rate and non-callable. The bonds retired were associated with advances and commercial mortgage-backed securities (“CMBS”) that had been prepaid. When assets are prepaid in advance of their expected or contractual maturities, the Bank attempts to also extinguish the associated debt in order to re-align asset and liability cash flow patterns. When CMBS and longer-term advances are prepaid, the Bank receives an early termination prepayment fee. Historically, the Bank has generally repurchased its debt when the coupons were higher than the current prevailing market rates.
Non- Interest Expense
Operating expenses included the administrative and overhead costs of operating the Bank and operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent services to members. The FHLBanks, including the FHLBNY, fund the costs of the Office of Finance, a joint office of the FHLBanks that facilitates issuing and servicing the consolidated obligations of the FHLBanks, preparation of the combined quarterly and annual financial reports, and certain other functions. The FHLBanks are also assessed the operating expenses of the Finance Board, the regulator of the FHLBanks.
The following table sets forth the main components of other expenses for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Years ended December 31,
	2006	2005	2004
Other expenses:
Operating	$63,203	$59,067	$51,103
Finance Board and Office of Finance	5,140	5,506	4,812

Total other expenses	$68,343	$64,573	$55,915

Operating expenses for year ended December 31, 2006 rose by 7.0% compared to a 15.6% increase in 2005 over 2004. The cost of implementing controls and self-testing procedures under Section 404 of the Sarbanes-Oxley provisions have been substantial. The legal, accounting and consulting costs with respect to the Bank’s SEC registration process were also significant.

Operating Expenses
The following table sets forth the major categories of operating expenses for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Years ended December 31,
	2006	2005	2004
Salaries and employee benefits	$41,292	$39,253	$34,041
Temporary Workers	257	318	202
Occupancy	3,732	3,516	3,505
Depreciation and leasehold amortization	3,903	3,562	3,990
Computer service agreements and contractual services	4,519	3,641	3,233
Professional fees	2,931	2,572	728
Legal	855	800	862
Other	5,714	5,405	4,542

Total operating expenses	$63,203	$59,067	$51,103

Staff additions in financial reporting, risk management and the Sarbanes-Oxley operations team explain much of the increases in salaries and employee benefits. General increases in salaries, payroll and medical costs were other contributing factors. Consulting services primarily associated with enhancements required under provisions of Section 404 of the Sarbanes Oxley Act were the primary cause of the increase in professional and other fees. Technology costs have increased primarily because of the Bank’s initiatives to enhance its information database and to provide users of financial information within the Bank access to secure and tested data.
Assessments
Each FHLBank is required to set aside a proportion of earnings to fund its Affordable Housing Program (“AHP”) and to satisfy its Resolution Funding Corporation assessment (“REFCORP”). These are more fully described under the section “Tax Status”.
For the year ended December 31, 2006, the FHLBNY accrued $71.3 million towards its obligations to the REFCORP, compared to $57.5 million in 2005. The AHP accrual was $32.0 million for the year ended December 31, 2006, compared to $25.9 million in 2005. Assessments are analogous to a tax on income and the increase reflects the increase in pre-assessment income for the year ended December 31, 2006 compared to 2005.
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities for the years ended December 31, 2006, 2005, and 2004 as reported in the statements of condition (in thousands):

	Years ended December 31,
	2006	2005	2004
Beginning balance	$91,004	$81,580	$92,541
Additions from current period’s assessments	32,031	25,878	18,643
Net disbursements for grants and programs	(21,137)	(16,454)	(29,604)

Ending balance	$101,898	$91,004	$81,580

Affordable Housing Program obligations - The Bank fulfils its AHP obligations primarily through direct grants to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBNY sets aside for the AHP 10 percent of regulatory net income. Regulatory net income is defined as reported net income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The FHLBNY relieves the AHP liability as grants and subsidies are provided to members.

REFCORP - The following table provides roll-forward information with respect to changes in REFCORP liabilities for the years ended December 31, 2006, 2005, and 2004 as reported in the statements of condition (in thousands):

	Years ended December 31,
	2006	2005	2004
Beginning balance	$14,062	$9,966	$—
Additions from current period’s assessments	71,299	57,540	40,319
Net disbursements to REFCORP	(67,886)	(53,444)	(30,353)

Ending balance	$17,475	$14,062	$9,966

Highlights: Years ended December 31, 2005 and 2004
Net Income for the year ended December 31, 2005 increased by $68.9 million to $230.2 million up from $161.3 million in 2004. Net earnings per share of capital for the year ended December 31, 2005 was $6.36, up from $4.55 for the year ended December 31, 2004. Return on average stockholders’ equity, defined as capital stock and retained earnings, increased to 5.97% for the year ended December 31, 2005 from 4.34% for the year ended December 31, 2004. Return on average earning-assets increased to 46.6 basis points for the 12-months ended December 31, 2005 up from 32.1 basis points for the comparable period in 2004. The increase is directly attributable to the increase in net income in 2005 compared to 2004. Average stockholders’ equity increased during 2005 to $3.9 billion up from $3.8 billion in 2004, principally from the increase in retained earnings.
A cash dividend was paid to stockholders’ in each of the quarters in 2005, and totalled $4.50 per share of capital stock (par value $100), compared to an average of $1.83 (par value $100) paid in 2004.
Net interest income after the provision for credit losses was $394.9 million for the year ended December 31, 2005, up from $268.5 million in 2004. Net interest income represents the difference between income from interest-earning assets and interest expenses paid on interest-bearing liabilities. The difference, also referred to as the net interest spread, was 26.6 basis points in 2005, compared to 17.4 basis points in 2004. Net interest spread is defined as the difference between yields on interest earning assets and yields on interest-bearing liabilities. The increase in spread was primarily from improvement in advance pricing. Another factor was increased earnings from the deployment of capital to fund assets in a rising rate environment. Contribution to net interest income from the use of non-interest bearing capital was more significant in 2005 compared to 2004. Increase in investor demand for FHLBank debt through most of 2005 had a positive effect of restraining the increase in the cost of debt issued, especially in coupons for longer-term debt despite the general increase in the interest rate environment. The increased use of step-up bonds, at advantageous executions over equivalent tenor debt, also yielded positive results.
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

Other Expenses, principally operating expenses, were $64.6 million for the year ended December 31, 2005, up from $55.9 million in 2004. Significant increases in pension and supplemental benefit expenses, the audit and consulting costs associated with the successful registration with the Securities and Exchange Commission in the third quarter of 2005, and the ongoing efforts to implement internal control requirements under Sarbanes-Oxley were the main reasons for the large increase. The FHLBNY had also added staff to enhance its accounting and risk-management functions in light of additional requirements from the SEC registration process.
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

Asset Quality — Advances and Mortgage Loans
The following table sets forth five year history of the FHLBNY’s advances and mortgage loan portfolios as of December 31, (in thousands):

	2006	2005	2004	2003	2002
Advances	$59,012,394	$61,901,534	$68,507,487	$63,923,184	$68,926,073

Mortgage loans before allowance for credit losses	$1,484,012	$1,467,525	$1,178,590	$672,151	$435,561

Non- performing mortgage loans	$2,089	$803	$519	$115	$129

Mortgage loans past due 90 days or more and still accruing interest	$850	$1,373	$1,898	$2,732	$7,428

The FHLBNY incurs credit risk-the risk of loss due to default — in its lending, investing, and hedging activities. It has instituted processes to help manage and mitigate this risk. Despite such processes, some amount of credit risk will always exist. External events, such as severe economic downturns, declining real estate values (both residential and non-residential), changes in monetary policy, adverse events in the capital markets, and other developments, could lead to member or counterparty default or impact the creditworthiness of investments. Such events could have a negative impact upon the FHLBNY’s income and financial performance.
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
Within the collateral portfolio at December 31, 2006, 86% was concentrated in mortgage loans (66% in one-to-four- family mortgages, 12% in multi-family mortgages and 8% in commercial mortgages), and 14% was concentrated in Government, Agency and other mortgage-backed securities. The FHLBNY has the right to take such steps, as it deems necessary to protect its secured position on outstanding loans, including requiring additional collateral (whether or not such additional collateral would otherwise be eligible to secure a loan). The FHLBNY also has a statutory lien under the FHLBank Act on the capital stock of its members, which serves as further collateral for members’ indebtedness to the FHLBNY. As of December 31, 2006, the FHLBNY had a collateralization rate (total FHLBNY obligations of all members as a percent of total unpaid balance of collateral pledged) of 248% on its total portfolio of outstanding member obligations. The collateralization rate varies by individual member. In all cases, sufficient collateral had been pledged to cover each member’s outstanding obligations with the FHLBNY.

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
The FHLBNY has also established maintenance levels for borrower collateral that are intended to help ensure that the FHLBNY has sufficient collateral to cover credit extensions and reasonable expenses arising from potential collateral liquidation and other unknown factors. Collateral maintenance levels are designated by collateral type and are periodically adjusted to reflect current market and business conditions. Maintenance levels for individual borrowers may also be adjusted, based on the overall financial condition of the borrower or another, third-party entity involved in the collateral relationship with the FHLBNY. Borrowers are required to maintain an amount of eligible collateral with a liquidation value at least equal to the borrower’s current collateral maintenance level.

Drawing on current industry standards, the FHLBNY establishes collateral valuation methodologies for each collateral type and calculates the estimated liquidation value of the pledged collateral to determine whether a borrower has satisfied its collateral maintenance requirement. The FHLBNY adjusts liquidation values on a weekly basis.
The FHLBNY makes additional market value adjustments to a borrower’s pledged mortgage collateral, based on the results of an on-site review. This review involves a qualitative assessment of risk factors that includes an examination of legal documentation, credit underwriting and loan-servicing practices on mortgage collateral. The FHLBNY has developed the on-site review process to more accurately value each borrower’s pledged mortgage portfolio based on current secondary-market standards. The results of the review may lead to adjustments in the estimated liquidation value of pledged collateral. The FHLBNY may also make additional market value adjustments to a borrower’s pledged mortgage collateral based on the quality and accuracy of the automated data provided to the FHLBNY.
Collateral Coverage of Advances
All member obligations with the FHLBNY must be fully collateralized throughout their entire term. The liquidation value of collateral pledged to cover the $58.9 billion par value in outstanding advances as of December 31, 2006 totaled $146.2 billion, consisting of $126.0 billion in market value of eligible mortgages and $20.2 billion in market value of eligible securities, including cash collateral.
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
As of December 31, 2006, other outstanding member obligations totaling $341.4 million were collateralized by an additional $1.2 billion of pledged collateral. The pledged collateral comprised of $1.1 billion in mortgage loans and $67.1 million in securities and cash collateral. The outstanding member obligations consisted of $331.1 million of standby letters of credit, $0.1 million of collateralized value of outstanding derivatives, and $10.2 million representing the members’ credit enhancement guarantee amount (“MPFCE”) on loans sold to the FHLBNY through the Mortgage Partnership Finance program. The FHLBNY’s underwriting and collateral requirements for securing Letters of Credit are the same as its requirements for securing advances.
The total of collateral pledged to the FHLBNY includes excess collateral pledged above the FHLBNY’s minimum collateral requirements. These minimum requirements range from 103% to 125% of outstanding advances, based on the collateral type. It is not uncommon for members to maintain excess collateral positions with the FHLBNY for future liquidity needs. Based on several factors (e.g.; advance type, collateral type or member financial condition) members are required to comply with specified collateral requirements, including but not limited to, a detailed listing of pledged mortgage collateral and/or delivery of pledged collateral to FHLBNY or its designated collateral custodian(s). For example, all pledged securities collateral must be delivered to the FHLBNY’s nominee name at Citibank, N.A., the FHLBNY’s securities safekeeping custodian. Mortgage collateral that is required to be in the FHLBNY’s possession is typically delivered to the FHLBNY’s Jersey City, NJ facility. However, in certain instances, delivery to an FHLBNY approved custodian may be allowed.
As of December 31, 2006, of the $146.2 billion in pledged collateral securing all outstanding member obligations, $20.3 billion was in the FHLBNY’s physical possession or that of its safekeeping agent(s); $125.9 billion was specifically listed; and $0 was permitted by the FHLBNY to be physically retained by the borrowing member without detailed reporting required.

Credit Risk and Concentration Risk — Advances
While the FHLBNY has never experienced a credit loss on an advance, the expanded eligible collateral for Community Financial Institutions and non-member housing associates permitted, but not required, by the Finance Board provides the potential for additional credit risk for the FHLBNY. It is the FHLBNY’s current policy to not accept “expanded” eligible collateral from Community Financial Institutions. The management of the FHLBNY has the policies and procedures in place to appropriately manage credit risk associated with the advance business. In extending credit to a member, the FHLBNY adheres to specific credit policy limits approved by its Board of Directors. The FHLBNY has not established limits for the concentrations of specific types of advances, but management reports the activity in advances to the Board each month. Each quarter, management reports the concentrations of convertible advances made to individual members. There were no past due advances and all advances were current at December 31, 2006 and 2005. Management does not anticipate any credit losses, and accordingly, the FHLBNY has not provided an allowance for credit losses on advances.
The FHLBNY’s potential credit risk from advances is concentrated in commercial banks and savings institutions. At December 31, 2006, the Bank had advances of $27.7 billion outstanding to five member institutions, representing 46.9% of total advances outstanding, and sufficient collateral was held to cover the advances to these institutions.
Top Five Advance Holders
The following table summarizes the top five advance holders as of December 31, 2006 and 2005 (in thousands):

	December 31, 2006
			Par	Percent of Total
	City	State	Advances	Par Advances **
Hudson City Savings Bank *	Paramus	NJ	$8,873,000	15.0%
New York Community Bank *	Westbury	NY	7,878,877	13.4
HSBC Bank USA, National Association	New York	NY	5,009,503	8.5
Manufacturers and Traders Trust Company	Buffalo	NY	3,423,231	5.8
Astoria Federal Savings and Loan Assn.*	Long Island City	NY	2,480,000	4.2

Total			$27,664,611	46.9%

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

**	Percentage calculated on par value of advances before adjustment for SFAS 133.

	December 31, 2005
			Par	Percent of Total
	City	State	Advances	Par Advances **
New York Community Bank *	Westbury	NY	$6,476,364	10.5%
HSBC Bank USA, National Association	New York	NY	5,008,817	8.1
Hudson City Savings Bank *	Paramus	NJ	4,300,000	7.0
North Fork Bank	Mattituck	NY	4,075,015	6.6
Manufacturers and Traders Trust Company	Buffalo	NY	3,653,730	5.9

			$23,513,926	38.1%

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

**	Percentage calculated on par value of advances before adjustment for SFAS 133.

Mortgage Loans
The following table summarizes Mortgage Partnership Finance Loans (MPF or Mortgage Partnership Finance program) by loss layer structure product types (in thousands):

	December 31,
	2006	2005	2004
Original MPF	$141,027	$129,482	$113,155
MPF 100	45,731	48,360	46,617
MPF 125	444,122	462,796	455,477
MPF 125 Plus	830,744	795,087	522,375
Other	10,643	14,302	20,631

Total MPF Loans	$1,472,267	$1,450,027	$1,158,255

Original MPF — The first layer of losses are applied to the First Loss Account provided by the Bank. The member then provides a credit enhancement up to “AA” rating equivalent. Credit losses beyond the first two layers, though a remote possibility, would be absorbed by the FHLBNY.
MPF 100 — The first layer of losses is applied to the First Loss Account provided by the Bank. Losses incurred in the First Loss Account are deducted from credit enhancement fees payable to the member after the third year. The member then provides a credit enhancement up to “AA” rating equivalent less the amount placed in the FLA. Credit losses beyond the first two layers, though a remote possibility, would be absorbed by the FHLBNY.
MPF 125 — The first layer of losses is applied to the First Loss Account provided by the Bank. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. The member then provides a credit enhancement up to “AA” rating equivalent less the amount placed in the FLA. Credit losses beyond the first two layers, though a remote possibility, would be absorbed by the FHLBNY.
MPF Plus — The first layer of losses is applied to the First Loss Account in an amount equal to a specified percentage of loans in the pool as of the sale date. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. The member acquires an additional Credit Enhancement (“CE”) coverage through a supplemental mortgage insurance policy (“SMI”) to cover second-layer losses that exceed the deductible (“FLA”) of the Supplemental Mortgage Insurance policy. Losses not covered by the First Loss Account or Supplemental Mortgage Insurance coverage will be paid by the member’s Credit Enhancement obligation up to “AA” rating equivalent. Losses that exceeded the Credit Enhancement obligation, though a remote possibility, would be absorbed by the Bank.
Federal Housing Administration/Veteran Administration Insured Loans —The Participating Financial Institution provides and maintains (FHA/VA) insurance for FHA/VA mortgage loans; the Participating Financial Institution is responsible for compliance with all FHA/VA requirements and for obtaining the benefit of the FHA/VA insurance or the insurance with respect to defaulted mortgage loans.

Collateral types and general description of the primary mortgage loans are as follows:
•	MPF single-family fully amortizing residential loans are comprised of “Fixed 15” years or less, greater than 15 years but less than or equal to 20 years and greater than 20 years but less than or equal to 30 years maturity. Property types consist of 1-4 family attached, detached, and planned unit developments, condominiums, and non-mobile manufactured housing properties.

•	Multi-family portfolio consists of “Ten-year balloon” notes collateralized by multi-family units from 5 to 1000 units in the metropolitan area of New York. These participations were purchased under Community Mortgage Asset program, which has been suspended indefinitely and the portfolio is running off. Loans were underwritten to debt service coverage not to be less than 125% and loan to value not to exceed 75%.
Limitations on the MPF portfolio are the loan lending limits established by Office of Federal Housing Enterprise Oversight.
Participating Financial Institutions (PFI) may use whichever underwriting system they choose. While MPF loans generally conform to criteria for sale such as used by Freddie Mac and Fannie Mae, in addition, each loan is created or sold only if the lender is willing to share in the management of that loan’s credit risk. Participating Financial Institutions contact the Federal Home Loan Bank of Chicago, the MPF Provider, to credit enhance and sell loans into the MPF program. The credit enhancement software used by the Mortgage Partnership Finance provider for MPF analyzes the risk characteristics of each loan and determines the amount of credit enhancement required, but the decision whether to deliver the loan into the Mortgage Partnership Finance Program is made solely by the Participating Financial Institution.
Most PFIs service loans on an actual/actual form of remittance. That remittance requires the PFI to remit whatever amounts it collects. Participating Financial Institutions participating in the Mortgage Partnership Finance Plus and Mortgage Partnership Finance for FHA/VA products must service loans on a scheduled/scheduled form of remittance. That remittance requires the Participating Financial Institution to remit each month whatever scheduled interest and scheduled principal payments are due, whether the amounts are collected. The PFI must remit scheduled interest and scheduled principal whether or not mortgage payments are received.
Mortgage loans — Past due
In the FHLBNY’s outstanding mortgage loans held-for-portfolio, non-performing loans and loans 90 days or more past due and accruing interest were as follows (in thousands):

	December 31,
	2006	2005
Mortgage loans held-for-portfolio, net of provisions for credit losses	$1,483,419	$1,466,943

Non-performing mortgage loans held-for-portfolio	$2,089	$803

Mortgage loans held for-portfolio past due 90 days or more and still accruing interest	$850	$1,373

Mortgage loans — Non-performing
The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Years ended December 31,
	2006	2005
Interest contractually due during the period	$49	$14
Interest actually received during the period	43	14

Shortfall	$6	$—

Interest reported as income during the period	$—	$—

Non-performing mortgage loans represented conventional mortgage loans that were placed on non-accrual/non-performing status when the collection of the contractual principal or interest from the borrower was 90 days or more past due. FHLBNY considers loans that are 90 days or more past due, excluding Federal Housing Administration (FHA) and Veteran Administration (VA) insured loans, as non-accrual. FHA and VA insured loans aggregating $0.9 million, $1.3 million and $1.9 million were past due 90 days or more at December 31, 2006, 2005 and 2004, respectively with interest still being accrued because of VA and FHA insurance. No loans were impaired at December 31, 2006, 2005 and 2003 other than the non-accrual loans.
Mortgage Loans — Allowance for Credit Losses
Roll-forward information with respect to allowances for credit losses was as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Balance, beginning of period	$582	$507	$507
Charge-offs	(18)	—	—
Recoveries	18	—	—

Net charge-offs	—	—	—
Provision for credit losses	11	75	—

Balance, end of period	$593	$582	$507

The First Loss Account memorializes the first tier of credit exposure of the FHLBNY. It is not an indication of inherent losses in the loan portfolio, and is not a loan loss reserve. The FHLBNY is responsible for losses up to this “first loss level”. Losses beyond this layer are absorbed through credit enhancement provided by the member participating in the Mortgage Partnership Finance Program. All residual credit exposure is FHLBNY’s responsibility. In 2006, one conventional loan was foreclosed and the PFI took possession to and sold the property at a loss. The Bank incurred a loss of $18 thousand which represented the amount of residual loss for which the Bank was responsible under the “first loss layer.” Under the terms of the MPF Plus product type, the FHLBNY exercised its right to offset the loss from subsequent credit enhancement fees paid to the PFI.
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
For conventional MPF Loans, in the years ended December 31, 2006, 2005 and 2004, the PFIs were required to repurchase 3, 11, and 10 loans for a total of $0.3 million, $1.4 million, and $1.1 million, respectively. The FHLBNY has not experienced any losses related to these conventional MPF Loan repurchases.
Mortgage Loans — Credit Risk
Through the MPF program, the FHLBNY invests in home mortgage loans originated by or through members or approved state and local housing finance agencies (“housing associates”). The FHLBNY purchases these mortgages loans under the Finance Board’s Acquired Member Assets (“AMA”) regulation. These assets may include whole loans eligible to secure advances (excluding mortgages above the conforming-loan limit); whole loans secured by manufactured housing; or bonds issued by housing associates.
In the MPF program, the FHLBNY purchases conventional mortgage loans from its participating members, herein after referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans purchased aggregated about .72% and 1.2% of the remaining outstanding mortgage loans held-for-portfolio at December 31, 2006 and December 31, 2005.
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

The top five Participating Financial Institutions (PFI) and the outstanding MPF loan balances at December 31, 2006 and 2005 are listed below (dollar amounts in thousands):

	December 31, 2006
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Manufacturers and Traders Trust Company	$832,712	56.56%
Astoria Federal Savings and Loan Association	257,486	17.49
Elmira Savings and Loan F.A.	101,438	6.89
Ocean First Bank	55,932	3.80
The Lyons National Bank	34,883	2.37
All Others	189,816	12.89

Total	$1,472,267	100.00%

	December 31, 2005
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Manufacturers and Traders Trust Company	$797,581	55.00%
Astoria Federal Savings and Loan Association	272,291	18.78
Elmira Savings and Loan F.A.	112,831	7.78
Ocean First Bank	45,324	3.13
The Lyons National Bank	35,534	2.45
All Others	186,466	12.86

Total	$1,450,027	100.00%

Mortgage Loans — Potential Credit Losses
The par value of mortgage loans held-for-portfolio outstanding as of December 31, 2006, 2005 and 2004 were comprised of Federal Housing Administration and Veteran Administration insured loans totaling $10.6 million, $14.3 million and $20.7 million, respectively and conventional and other loans totaling $1.4 billion, $1.4 billion and $1.2 billion, respectively. The FHLBNY and the Participating Financial Institution share the credit risks of the uninsured Mortgage Partnership Finance loans by structuring potential credit losses into layers. Collectibility of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance (“PMI”) required for Mortgage Partnership Finance loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. Credit losses are first absorbed by FHLBNY up to the level of the First Loss Account (“FLA”), for which the maximum exposure is estimated to be $12.2 million, $11.3 million and $9.3 million at December 31, 2006, 2005 and 2004. The FHLBNY is entitled to recover any “first losses” incurred from the member up to the amount of credit enhancement fees paid by the FHLBNY to the member. The member is responsible for the second loss layer, estimated to be $8.5 million, $8.3 million and $8.0 million at December 31, 2006, 2005 and 2004. The FHLBNY is again responsible for any residual losses.

The following table provides roll-forward information with respect to the First Loss Account (in thousands):

	Years ended December 31,
	2006	2005	2004
Beginning balance	$11,319	$9,336	$5,607
Additions	843	1,983	3,729
Charge-offs	—	—	—
Recoveries	—	—	—

Ending balance	$12,162	$11,319	$9,336

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
Mortgage Loans — Credit Enhancement
The amount of the credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement becomes an obligation of the Participating Financial Institution. For taking on the credit enhancement obligation, the Participating Financial Institution receives a credit enhancement fee that is paid by the FHLBNY. For certain Mortgage Partnership Finance products, the credit enhancement fee is accrued and paid each month. For other Mortgage Partnership Finance products, the credit enhancement fee is accrued monthly and is paid monthly after the FHLBNY has accrued 12 months of credit enhancement fees. Credit enhancement fees paid for the year ended December 31, 2006 and 2005 were $1.7 million and $1.5 million. The FHLBNY has not incurred any losses in any periods reported that were not fully recovered. Accordingly, no recoveries from credit enhancement fees paid were necessary other than inconsequential amounts in 2006 and 2003.
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
As of December 31, 2006 and 2005, the FHLBNY held Mortgage Partnership Finance loans collateralized by real estate in 45 states and 47 states. At December 31, 2006, there was a concentration of loans (69.73% by numbers of loans, and 72.1% by amounts outstanding) in New York State, which was to be expected since the largest two Participating Financial Institutions are located in New York. At December 31, 2005, there was a concentration of loans (72.1% by numbers of loans, and 70.7% by amounts outstanding) in New York State, which was to be expected since the largest two Participating Financial Institutions are located in New York. There is nothing in the New York State financial outlook that indicates that this concentration presents an undue risk.

The FHLBNY also holds participation interests in residential and community development mortgage loans through its pilot Community Mortgage Asset (“CMA”) program. Acquisitions of participations under the Community Mortgage Asset program were suspended indefinitely in November 2001. Participation interests in Community Mortgage Asset loans are reviewed at least annually.
Mortgage Loans — Allowance for Credit Losses
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
The FHLBNY also holds participation interest in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program. Acquisition of participations under the Community Mortgage Asset program was suspended indefinitely in November 2001, and the outstanding balance was down to $4.9 million at December 31, 2006 from $9.6 million at December 31, 2005. If adversely classified, Community Mortgage Asset loans will have additional reserves established based on the shortfall of the underlying estimated liquidation value of collateral to cover the remaining balance of the Community Mortgage Asset loan. Reserve values are calculated by subtracting the estimated liquidation value of the collateral (after sale value) from the current remaining balance of the Community Mortgage Asset Loan.
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

Lending commitments include commitments to purchase and originate loans and commitments to fund unused lines of credit. Commitments to extend credits are generally conditional and typically have fixed expiration dates. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The FHLBNY evaluates creditworthiness on a case-by-case basis. Unused lines of credit to members totaled $21.2 billion at December 31, 2006.
Additionally, in connection with the Mortgage Partnership Finance program activities, the FHLBNY has commitments to purchase loans and with the MPF 100 program to originate loans. Commitments to purchase loans are considered derivative instruments and represent obligations on a mandatory delivery basis. Outstanding delivery commitments totaled $9.5 million at December 31, 2006, and the fair value of the outstanding mandatory delivery commitment at December 31, 2006 was de minimus.
In addition to the contractual obligations discussed above, the FHLBNY has contingent liabilities related to standby letters of credit. Standby letters of credit are conditional commitments issued by the FHLBNY to guarantee the performance of a member to a third party. The guarantees are for terms up to 15 years at December 31, 2006, and are fully collateralized. For each guarantee issued, if the member defaults on a payment to the third party, the FHLBNY would have to perform under the guarantee. Outstanding letters of credit totaled $331.1 million at December 31, 2006.
Off-balance sheet arrangements with respect to derivatives are discussed in detail in Note 19 to the FHLBNY’s audited financial statements.
The following table summarizes contractual obligations and other commitments as of December 31, 2006 (in thousands):

	Payments due or expiration terms by period
	Less than	One year	Four years	Greater than
	One year	to three years	to five years	five years	Total
Contractual Obligations
Consolidated obligations — bonds at par	$25,888,510	$26,465,630	$5,353,600	$4,497,900	$62,205,640
Mandatorily redeemable capital stock[1]	43,184	29,109	30,679	6,978	109,950
Premise and equipment (rental and lease obligations)	2,902	4,985	4,346	13,134	25,367

Total contractual obligations	25,934,596	26,499,724	5,388,625	4,518,012	62,340,957

Other contractual obligations
Standby letters of credit	270,772	30,780	19,643	9,855	331,050
Consolidated obligations bonds traded not settled	320,000	—	—	—	320,000
Unused lines of credit and other conditional commitments	21,152,464	—	—	—	21,152,464
Firm commitment — advances	8,500	—	—	—	8,500
Open delivery commitments	9,497	—	—	—	9,497

Total other contractual obligations	21,761,233	30,780	19,643	9,855	21,821,511

Total commitments	$47,695,829	$26,530,504	$5,408,268	$4,527,867	$84,162,468

[1] Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.

Consolidated obligations — Joint and several liability
Although the FHLBNY is primarily liable for those consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock from, any member or non-member stockholder until the Finance Board approves the FHLBNY’s consolidated obligation payment plan or another remedy, and until the FHLBNY pays all the interest and principal currently due under all its consolidated obligations. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $951.9 billion, $937.4 billion and $869.2 billion at December 31, 2006, 2005 and 2004 respectively.
The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Board determines that the non-complying FHLBank is unable to make the payment, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks in proportion to each FHLBank’s participation in all consolidated obligations outstanding or on any other basis determined by the Finance Board. As discussed more fully in Note 21 to audited financial statements, the FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other” (“FIN 45”), FIN 45 would have required FHLBNY to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, and meets the scope exceptions in FIN 45. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2006, or December 31, 2005.
Because the FHLBNY is jointly and severally liable for debt issued by other FHLBanks, the FHLBNY has not identified consolidated obligations outstanding by primary obligor. The FHLBNY does not believe that the identification of particular banks as the primary obligors on these consolidated obligations is relevant, because all FHLBanks are jointly and severally obligated to pay all consolidated obligations. The identity of the primary obligor does not affect the FHLBNY’s investment decisions. The FHLBNY’s ownership of consolidated obligations in which other FHLBanks are primary obligors does not affect the FHLBNY’s “guarantee” on consolidated obligations, as there is no automatic legal right of offset. Even if the FHLBNY were to claim an “offset,” the FHLBNY would still be jointly and severally obligated for any debt service shortfall caused by the FHLBanks’ failure to pay.

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
Over the one-year period from December 31, 2005 to December 31, 2006, duration of equity increased from 0.98 years to 1.10 years, indicating higher sensitivity to changes in interest rates. The Bank’s risk level remained within the limits of +/- five years. As of December 31, 2006, the cumulative one-year gap between assets and liabilities was $2.8 billion, up $271 million from December 2005 and down $709 million from September 30, 2006.
During the period December 31, 2005 to December 31, 2006, the FHLBNY’s market risk profile changed as summarized in Duration of Equity tables in subsequent sections of “Market Risk Management”. They illustrate that the FHLBNY has remained within its policy and regulatory requirements during the period.
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
Because a significant portion (about 14.8%) of the FHLBNY’s balance sheet as of December 31, 2006 consists of mortgage-backed securities and other mortgage-related assets, the FHLBNY is exposed to mortgage prepayment risk. The FHLBNY is exposed to a degree of interest rate risk because the cash flows of the mortgage assets and the associated liabilities that fund them are not perfectly matched through time and across all possible interest rate scenarios. The cash flows from mortgage assets are highly sensitive to changes in interest rates because of the borrowers’ prepayment option. As interest rates decrease, borrowers are more likely to refinance fixed-rate mortgages, resulting in increased prepayments and mortgage cash flows that are received earlier than would otherwise occur. Replacing the higher-rate loans that are prepaid with lower-rate loans has the potential to reduce the FHLBNY’s interest spread unless the Bank can also reduce its debt cost. Conversely, an increase in interest rates may result in slower prepayments and mortgage cash flows being received later than would otherwise occur. In this case, the FHLBNY runs the risk that the debt may re-price faster than the mortgage assets and at a higher cost. This could also reduce the interest spread.

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
Net Interest Income at Risk. During the one-year period, there were no substantive changes to the FHLBNY’s modeling processes. As of December 31, 2006, the FHLBNY’s one-year net interest income from spread at risk measures were -1.96% and -2.23% compared to 1.28% and -13.65% on September 30, 2006 and 4.29% and -2.93% on December 31, 2005 under the 200 basis-point up and down shocks. These figures are calculated from the perspective of an ongoing business and are, therefore, based on certain assumptions regarding the probable evolution of the FHLBNY’s main line of business, advances, and its cost of funds. The FHLBNY’s limit on net interest income from spread at risk is -15%. The Bank was, therefore, within its limit for net interest income sensitivity at December 31, 2006 and at December 31, 2005. The FHLBNY monitors its repricing gaps primarily to limit the variability of net interest income.
Sensitivity of Duration of Equity
The following table summarizes the sensitivity of the duration of equity as of December 31, 2006, 2005, and 2004 (in years):

Duration of Equity (in years)	December 31, 2006	December 31, 2005	December 31, 2004
Base	1.10	0.98	1.50
Up-Base	2.84	1.73	3.46
Down-Base	(3.11)	(1.77)	(1.43)
Duration Gap (in years)	0.03	0.02	0.04
The following tables track the behavior of the FHLBNY’s duration of equity at the end of the following months during 2006, 2005 and 2004:

	2006 Duration Measures
	(as of month-end, in years)
	Duration of	Duration of	Duration	Duration of
	Assets	Liabilities	Gap	Equity
January	0.59	0.58	0.01	0.81
February	0.59	0.58	0.00	0.66
March	0.61	0.58	0.03	1.16
April	0.61	0.56	0.04	1.38
May	0.62	0.56	0.06	1.84
June	0.59	0.55	0.04	1.41
July	0.55	0.52	0.03	1.16
August	0.55	0.54	0.00	0.62
September	0.54	0.55	(0.01)	0.42
October	0.57	0.56	0.01	0.71
November	0.53	0.55	(0.02)	0.10
December	0.60	0.58	0.03	1.10
Note: Numbers may not add due to rounding.

	2005 Duration Measures
	(as of month-end, in years)
	Duration of	Duration of	Duration	Duration of
	Assets	Liabilities	Gap	Equity
January	0.67	0.64	0.03	1.20
February	0.71	0.64	0.07	2.17
March	0.74	0.66	0.08	2.34
April	0.68	0.64	0.05	1.63
May	0.64	0.62	0.01	0.88
June	0.62	0.61	0.01	0.82
July	0.65	0.61	0.04	1.46
August	0.63	0.62	0.01	0.79
September	0.65	0.60	0.05	1.60
October	0.68	0.60	0.08	2.12
November	0.65	0.58	0.07	2.02
December	0.59	0.57	0.02	0.98
Note: Numbers may not add due to rounding.

	2004 Duration Measures
	(as of month-end, in years)
	Duration of	Duration	Duration	Duration of
	Assets	Liabilities	Gap	Equity
January	0.75	0.66	0.09	2.46
February	0.71	0.64	0.07	2.12
March	0.73	0.69	0.04	1.57
April	0.81	0.71	0.10	2.66
May	0.82	0.69	0.13	3.36
June	0.85	0.72	0.13	3.25
July	0.82	0.70	0.12	3.11
August	0.77	0.68	0.09	2.46
September	0.76	0.68	0.08	2.41
October	0.71	0.65	0.06	1.89
November	0.71	0.63	0.08	2.28
December	0.69	0.65	0.04	1.50
Note: Numbers may not add due to rounding.

The following table displays the FHLBNY’s maturity/repricing gaps as of December 31, 2006 (in millions):

	Interest Rate Sensitivity
	December 31, 2006
		More than	More than	More than
	6 Months or	6 Months to	1 Year to	3 Years to	More than
	Less	1 Year	3 Years	5 Years	5 Years
Interest-earning assets:
Non-MBS Investments	$9,669	$126	$408	$309	$843
MBS Investments	1,150	994	4,153	1,907	2,428
Adjustable-rate loans and advances	13,251	—	—	—	—

Net unswapped	24,071	1,120	4,561	2,216	3,271
Fixed-rate loans and advances	5,678	2,744	9,799	7,073	20,444
Swaps hedging advances	34,745	(1,593)	(6,415)	(6,483)	(20,254)

Net fixed-rate loans and advances	40,423	1,151	3,384	590	189
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$64,494	$2,271	$7,946	$2,806	$3,460

Interest-bearing liabilities:
Deposits	$2,389	$—	$—	$—	$—

Discount notes	12,171	21	—	—	—
Swapped discount notes	—	—	—	—	—

Net discount notes	12,171	21	—	—	—

Consolidated Obligation Bonds
FHLB bonds	18,339	11,747	23,070	5,560	3,481
Swaps hedging bonds	28,344	(9,045)	(15,071)	(2,313)	(1,915)

Net FHLB bonds	46,683	2,701	7,999	3,247	1,566
Total interest-bearing liabilities	$61,243	$2,722	$7,999	$3,247	$1,566

Post hedge gaps:
Periodic gap	$3,251	$(451)	$(53)	$(441)	$1,894
Cumulative gaps	$3,251	$2,801	$2,747	$2,306	$4,201
Note: Numbers may not add due to rounding.

The following table displays the FHLBNY’s maturity/repricing gaps as of December 31, 2005 (in millions):

	Interest Rate Sensitivity
	December 31, 2005
		More than	More than	More than
	6 Months or	6 Months to	1 Year to	3 Years to	More than
	Less	1 Year	3 Years	5 Years	5 Years
Interest-earning assets:
Non-MBS Investments	$12,121	$377	$410	$320	$855
MBS Investments	1,157	603	3,202	1,627	1,985
Adjustable-rate loans and advances	13,545	—	—	—	—

Net unswapped	26,823	980	3,612	1,947	2,840
Fixed-rate loans and advances	10,411	2,356	10,888	9,233	15,260
Swaps hedging advances	30,781	(769)	(6,701)	(8,281)	(15,030)

Net fixed-rate loans and advances	41,192	1,587	4,187	952	230
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$68,015	$2,568	$7,799	$2,899	$3,070

Interest-bearing liabilities:
Deposits	$2,658	$—	$—	$—	$—

Discount notes	20,032	479	—	—	—
Swapped discount notes	—	—	—	—	—

Net discount notes	20,032	479	—	—	—

Consolidated Obligation Bonds
FHLB bonds	12,539	9,535	27,130	5,597	2,346
Swaps hedging bonds	30,299	(7,490)	(18,731)	(3,223)	(855)

Net FHLB bonds	42,838	2,045	8,399	2,374	1,491
Total interest-bearing liabilities	$65,529	$2,524	$8,399	$2,374	$1,491

Post hedge gaps:
Periodic gap	$2,487	$43	$(600)	$525	$1,579
Cumulative gaps	$2,487	$2,530	$1,930	$2,455	$4,034
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
Risk and Control Self-Assessment
FHLBNY’s Risk and Control Self-Assessment incorporates standards for risk and control self-assessment which standards apply to all businesses and establish Risk and Control Self-Assessment as the process for identifying the risks inherent in a business’ activities and for evaluating and monitoring the effectiveness of the controls over those risks. It is the policy of the FHLBNY to require businesses and staff functions to perform a Risk and Control Self-Assessment on a periodic basis. The Risk and Control Self-Assessment must include documentation of the control environment as well as policies for assessing risks and controls, testing commensurate with risk level and tracking corrective action for control breakdowns or deficiencies. The Risk and Control Self-Assessment also must require periodic reporting to senior management and to the Board’s Audit and Risk Management Committee.
Information Security and Continuity of Business
A particular area of focus in recent years has been business continuity planning and disaster recovery preparedness. The Bank’s operations and recovery data centers are connected by diverse, high-speed telecommunications links, allowing real-time replication of critical data.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Supplementary Data
Supplementary financial data for each full quarter within the two years ended December 31, 2006, are included in Item 6. SELECTED FINANCIAL DATA (unaudited).

Management’s Assessment of Internal Control over Financial Reporting
The management of the Federal Home Loan Bank of New York (the “Bank”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Bank’s internal control over financial reporting is designed by, or under the supervision of, the Principal Executive Officer and the Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management of the Bank determined that as of December 31, 2006, the Bank’s internal control over financial reporting was effective based on those criteria.
PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm that audited the accompanying Financial Statements has also issued an audit report on our assessment of the Bank’s internal control over financial reporting. Their report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2006, appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
the Federal Home Loan Bank of New York:
We have completed an integrated audit of the Federal Home Loan Bank of New York (the “Bank”)’s 2006 financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its 2005 and 2004 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Financial statements
In our opinion, the accompanying statements of condition and the related statements of income, capital and cash flows, present fairly, in all material respects, the financial position of the Bank at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1, the Bank changed its method of accounting for mandatorily redeemable capital stock on January 1, 2004. As discussed in Note 2, the Bank changed its method of accounting for amortization and accretion of premiums and discounts on mortgage loans on January 1, 2005. Also, as discussed in Note 2, the Bank changed its method of accounting for defined benefit pensions and other postretirement benefits on December 31, 2006.

Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting, that the Bank maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Bank’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Bank’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 28, 2007

Federal Home Loan Bank of New York
Statements of Condition (in thousands, except par value)
As of December 31, 2006 and 2005

	December 31,
	2006	2005
Assets
Cash and due from banks (Notes 1 and 3)	$38,850	$22,114
Interest-bearing deposits, includes $0 pledged at December 31, 2006, and $244,807 at December 31, 2005 (Note 4)	5,591,077	8,699,107
Federal funds sold	3,661,000	2,925,000
Held-to-maturity securities, includes $0 pledged at December 31, 2006 and December 31, 2005 (Note 5)	11,251,098	9,566,441
Advances (Note 7)	59,012,394	61,901,534
Mortgage loans held-for-portfolio, net of allowance for credit losses of $593 at December 31, 2006, and $582 at December 31, 2005 (Note 9)	1,483,419	1,466,943
Accrued interest receivable	406,123	377,253
Premises and equipment, net	11,107	11,257
Derivative assets (Note 19)	224,775	19,197
Other assets	23,144	24,672

Total assets	$81,702,987	$85,013,518

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$2,307,733	$2,637,168
Non-interest bearing demand	1,795	969
Term	80,000	19,525

Total deposits	2,389,528	2,657,662

Consolidated obligations, net (Note 13)
Bonds	62,042,675	56,768,622
Discount notes	12,191,553	20,510,525

Total consolidated obligations	74,234,228	77,279,147

Mandatorily redeemable capital stock (Notes 14 and 15)	109,950	18,087
Accrued interest payable	735,215	498,318
Affordable Housing Program (Notes 1 and 8)	101,898	91,004
Payable to REFCORP (Notes 1 and 8)	17,475	14,062
Derivative liabilities (Note 19)	107,615	491,866
Other liabilities	102,685	77,992

Total liabilities	77,798,594	81,128,138

Commitments and Contingencies (Notes 8, 13, 19 and 21)
Capital (Notes 1, 14 and 15)
Capital stock ($100 par value), putable, issued and outstanding shares:
35,463 at December 31, 2006, and 35,905 at December 31, 2005	3,546,253	3,590,454
Unrestricted retained earnings	368,688	291,413
Accumulated other comprehensive income (loss) (Note 16)
Net unrealized (loss) gain on hedging activities	(4,763)	5,352
Employee supplemental retirement plans (Note 18)	(5,785)	(1,839)

Total capital	3,904,393	3,885,380

Total liabilities and capital	$81,702,987	$85,013,518

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Income (in thousands, except per share data)
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Interest income
Advances (Note 7)	$3,302,174	$2,174,948	$1,247,568
Interest-bearing deposits	300,499	193,668	61,096
Federal funds sold	145,420	97,547	16,434
Available-for-sale securities (Note 6)	—	19,519	7,797
Held-to-maturity securities (Note 5)	580,002	566,009	545,660
Mortgage loans held-for-portfolio (Note 9)	76,111	69,312	48,291
Loans to other FHLBanks (Note 10)	37	9	78
Other	4	33	48

Total interest income	4,404,247	3,121,045	1,926,972

Interest expense
Consolidated obligations-bonds (Note 13)	2,944,241	2,001,960	1,376,858
Consolidated obligations-discount notes (Note 13)	901,978	658,837	254,363
Deposits (Note 11)	81,442	62,237	21,913
Mandatorily redeemable stock (Note 14)	3,086	2,747	5,201
Cash collateral held and other borrowings	3,382	292	145

Total interest expense	3,934,129	2,726,073	1,658,480

Net interest income before provision for credit losses	470,118	394,972	268,492

Provision for credit losses on mortgage loans	11	75	—

Net interest income after provision for credit losses	470,107	394,897	268,492

Other income (loss)
Service fees	3,368	4,666	4,751
Net realized and unrealized gain (loss) on derivatives and hedging activities (Notes 1 and 19)	9,676	(9,466)	8,274
Net realized gain (loss) from sale of available-for-sale and held-to-maturity securities (Note 6)	—	1,895	—
Losses from extinguishment of debt and other (Note 13)	(26,283)	(14,952)	(4,059)

Total other income (loss)	(13,239)	(17,857)	8,966

Other expenses
Operating	63,203	59,067	51,103
Finance Board and Office of Finance	5,140	5,506	4,812

Total other expenses	68,343	64,573	55,915

Income before assessments	388,525	312,467	221,543

Affordable Housing Program (Notes 1 and 8)	32,031	25,878	18,643
REFCORP (Notes 1 and 8)	71,299	57,540	40,319

Total assessments	103,330	83,418	58,962

Income before cumulative effects of changes in accounting principles	285,195	229,049	162,581

Cumulative effects of changes in accounting principles (Note 2 and 14)	—	1,109	(1,305)

Net income	$285,195	$230,158	$161,276

Basic earnings per share: (Note 17)
Earnings before cumulative effects of changes in accounting principles	$7.63	$6.33	$4.59
Cumulative effects of changes in accounting principles	—	0.03	(0.04)

Net earnings per share	$7.63	$6.36	$4.55

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Capital (in thousands, except per share data)
Years Ended December 31, 2006, 2005, and 2004

						Accumulated
	Capital Stock*		Capital Stock*			Other		Total
	Pre-Exchange		Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)
Balance, December 31, 2003	36,386	$3,638,720	—	$—	$126,697	$(2,026)	$3,763,391
Proceeds from sale of capital stock	21,742	2,174,170	—	—	—	—	2,174,170
Redemption of capital stock	(17,999)	(1,799,956)	—	—	—	—	(1,799,956)
Shares reclassified to mandatorily redeemable capital stock	(3,579)	(357,887)	—	—	—	—	(357,887)
Net Income	—	—	—	—	161,276	—	161,276	$161,276
Other comprehensive loss:
Net unrealized gain on available-for-sale securities	—	—	—	—	—	2,240	2,240	2,240
Net change in hedging activities	—	—	—	—	—	911	911	911
Additional minimum liability on Benefit Equalization Plan	—	—	—	—	—	(476)	(476)	(476)
Cash dividends ($1.83 per share) on capital stock	—	—	—	—	(64,539)	—	(64,539)

								$163,951

Balance, December 31, 2004	36,550	$3,655,047	—	$—	$223,434	$649	$3,879,130

Proceeds from sale of capital stock — Pre-exchange	23,911	$2,391,050	—	$—	$—	$—	$2,391,050
Redemption of capital stock — Pre-exchange	(22,987)	(2,298,640)	—	—	—	—	(2,298,640)
Proceeds from sale of capital stock — Class B			2,763	276,296	—	—	276,296
Redemption of capital stock — Class B			(4,332)	(433,299)	—	—	(433,299)
Capital exchange	(37,474)	(3,747,457)	37,474	3,747,457			—
Net Income	—	—	—	—	230,158	—	230,158	$230,158
Other comprehensive income (loss):
Change in fair value during the year of available-for-sale securities	—	—	—	—	—	(490)	(490)	(490)
Reclassification to earnings from sale of available-for-sale securities	—	—	—	—		(1,750)	(1,750)	(1,750)
Net change in hedging activities	—	—	—	—	—	4,454	4,454	4,454
Additional minimum liability on Benefit Equalization Plan	—	—	—	—	—	650	650	650
Cash dividends ($4.50 per share) on capital stock	—	—	—	—	(162,179)	—	(162,179)

								$233,022

Balance, December 31, 2005	—	$—	35,905	$3,590,454	$291,413	$3,513	$3,885,380

Proceeds from sale of capital stock	—	$—	34,695	$3,469,533	$—	$—	$3,469,533
Redemption of capital stock	—	—	(32,829)	(3,282,884)	—	—	(3,282,884)
** Transfer of mandatorily redeemable stock	—	—	(2,308)	(230,850)	—	—	(230,850)
Net Income	—	—	—	—	285,195	—	285,195	$285,195
Other comprehensive income (loss):
Net change in hedging activities	—	—	—	—	—	(10,115)	(10,115)	(10,115)
Additional minimum liability on Benefit Equalization Plan	—	—	—	—	—	2,195	2,195	2,195
Adjustments to initially apply FASB Statement No. 158	—	—	—	—	—	(6,141)	(6,141)
Cash dividends ($5.59 per share) on capital stock	—	—	—	—	(207,920)	—	(207,920)

								$277,275

Balance, December 31, 2006	—	$—	35,463	$3,546,253	$368,688	$(10,548)	$3,904,393

*	Putable stock

**	Shares reclassified to Mandatorily Redemable Capital
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — (in thousands)
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Operating Activities
Net Income	$285,195	$230,158	$161,276
Cumulative effects of changes in accounting principles	—	(1,109)	1,305

Income before cumulative effects of changes in accounting principles	285,195	229,049	162,581

Adjustments to reconcile net income before cumulative effects of changes in accounting principles to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, and mortgage loans	(53,162)	16,211	(5,024)
Concessions on consolidated obligations	13,293	12,769	14,440
Premises and equipment	3,903	3,562	3,990
Provision for credit losses on mortgage loans	11	75	—
Net realized gain on in-substance maturity of held-to-maturity securities	—	(145)	—
Net realized gain on sale of available-for-sale securities	—	(1,750)	—
Change in net fair value adjustments on derivatives and hedging activities	6,962	7,717	1,245
Net change in:
Accrued interest receivable	(28,870)	(61,485)	(27,941)
Derivative assets due to accrued interest	(311,266)	(87,358)	(455)
Derivative liabilities due to accrued interest	131,530	10,883	(14,952)
Other assets	(204)	1,453	(8,026)
Affordable Housing Program liability	10,894	9,424	(10,961)
Accrued interest payable	236,897	60,574	11,306
REFCORP liability	3,413	4,095	9,966
Other liabilities	13,681	7,802	(165)

Total adjustments	27,082	(16,173)	(26,577)

Net cash provided by operating activities	312,277	212,876	136,004

Investing activities
Net change in:
Interest-bearing deposits	3,107,807	(5,892,237)	(1,152,991)
Federal funds sold	(736,000)	47,000	(1,829,000)
Held-to-maturity securities:
Purchased	(4,000,314)	(707,559)	(4,036,184)
Proceeds	2,310,782	3,006,033	3,512,602
Proceeds from sales	—	9,064	—
Available-for-sale securities:
Purchased	—	(1,020,179)	(711,130)
Proceeds from sales	—	1,593,762	—
Proceeds from maturities	—	141,460	—
Advances:
Principal collected	580,751,936	434,147,848	533,224,883
Made	(578,047,900)	(428,576,529)	(538,667,268)
Mortgage loans held-for-portfolio:
Principal collected	167,003	161,069	145,882
Purchased and originated	(184,901)	(450,827)	(654,856)
Principal collected on other loans made	208	191	175
Net decrease in deposits with other FHLBank’s mortgage programs	223	—	724
Premises and equipment	(3,752)	(1,789)	(1,098)

Net cash provided by (used in) investing activities	3,365,092	2,457,307	(10,168,261)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — (in thousands)
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Financing activities
Net change in:
Deposits and other borrowings	$(272,339)	$244,936	$196,798
Consolidated obligation bonds:
Proceeds from issuance	32,546,862	23,386,194	29,544,145
Payments for maturing and early retirement	(27,475,622)	(26,870,995)	(22,580,980)
Consolidated obligation discount notes:
Proceeds from issuance	592,280,096	671,632,148	961,591,191
Payments for maturing	(600,579,371)	(670,835,956)	(958,794,378)
Capital stock:
Proceeds from issuance	3,469,533	2,667,345	2,174,169
Payments for redemption	(3,282,884)	(2,623,443)	(1,799,955)
Payments for redemption of mandatorily redeemable capital stock	(138,988)	(108,495)	(231,306)
Cash dividends paid *	(207,920)	(162,179)	(65,844)

Net cash (used in) provided by financing activities	(3,660,633)	(2,670,445)	10,033,840

Net increase (decrease) in cash and cash equivalents	16,736	(262)	1,583
Cash and cash equivalents at beginning of the period	22,114	22,376	20,793

Cash and cash equivalents at end of the period	$38,850	$22,114	$22,376

Supplemental disclosures:
Interest paid	$2,642,907	$1,944,489	$1,116,132
Affordable Housing Program payments **	$21,137	$16,455	$30,266
REFCORP payments	$67,885	$53,444	$15,437
Investing activities
Loans made to other FHLBanks	$(250,223)	$(100,000)	$(1,575,000)
Principal collected on loans to other FHLBanks	250,000	100,000	1,635,000

Net change in loans to other FHLBanks	$(223)	$—	$60,000

Financing activities — borrowings
Proceeds from short-term borrowings from other FHLBanks	$435,000	$765,000	$2,801,000
Payment of short-term borrowings from other FHLBanks	(435,000)	(765,000)	(2,801,000)

Net change in borrowings from other FHLBanks	$—	$—	$—

Financing activities — consolidated obligation bonds
Consolidated obligation bonds acquired by other FHLBanks — payments	$(779,705)	$(229,611)	$—
Consolidated obligation bonds acquired from other FHLBanks — proceeds	—	5,936	206,092

Net change in consolidated obligations bonds — other FHLBanks	$(779,705)	$(223,675)	$206,092

*	Does not include payments to holders of mandatorily redeemable capital stock.

**	AHP payments = (beginning accrual — ending accrual) + AHP assessment for the year; payments represent funds released to the Affordable Housing Program.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Notes to Financial Statements
Background
The Federal Home Loan Bank of New York (“FHLBNY” or “the Bank”) is a federally chartered corporation, exempt from federal, state and local taxes except real property taxes. It is one of twelve district Federal Home Loan Banks (“FHLBanks”). The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”). Each FHLBank is a cooperative owned by member institutions located within a defined geographic district. The members purchase capital stock in the FHLBank and receive dividends on their capital stock investment. The FHLBNY’s defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. The FHLBNY provides a readily available, low-cost source of funds for its member institutions. The FHLBNY does not have any wholly or partially owned subsidiaries, nor does it have an equity position in any partnerships, corporations, or off-balance-sheet special purpose entities.
Members of the cooperative must purchase FHLBNY stock according to regulatory requirements. The business of the cooperative is to provide liquidity for the members (primarily in the form of loans) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.
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
The FHLBNY’s primary business is making collateralized loans, known as “advances,” to members. This is the primary focus of the Bank’s operations and also the principal factor that impacts the financial condition of the FHLBNY.
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
The FHLBNY obtains its funds from several sources. A primary source is the sale of FHLBank debt instruments, called consolidated obligations, to the public. The issuance and servicing of consolidated obligations are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Board. These debt instruments represent the joint and several obligations of all the FHLBanks. Additional sources of FHLBNY funding are member deposits, other borrowings, and the issuance of capital stock. Deposits may be accepted from member financial institutions and federal instrumentalities.

Federal Home Loan Bank of New York
Notes to Financial Statements
The Code of Business Conduct and Ethics is posted in the Corporate Governance Section of the FHLBNY’s website at www.fhlbny.com
Tax Status
Resolution Funding Corporation (“REFCORP”) Assessments. Although the FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax, it is required to make payments to REFCORP.
REFCORP was established by an Act of Congress in 1989 to help facilitate the U.S. government’s bailout of failed financial institutions. The REFCORP assessments are used by the Treasury to pay a portion of the annual interest expense on long-term obligations issued to finance a portion of the cost of the bailout. Principal of those long-term obligations is paid from a segregated account containing zero-coupon U.S. government obligations, which were purchased using funds that Congress directed the FHLBanks to provide for that purpose.
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
Affordable Housing Program (“AHP” or “Affordable Housing Program”) Assessments. Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the Affordable Housing Program the greater of $100 million or 10 percent of regulatory net income. Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock under Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), and the assessment for Affordable Housing Program, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Board. The FHLBNY accrues the AHP expense monthly.

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
Federal Funds Sold
Federal funds sold represents short-term, unsecured lending to major banks and financial institutions. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality, which is determined by credit ratings of counterparty’s debt securities or deposits as reported by Nationally Recognized Statistical Rating Organizations. Federal funds sold are recorded at cost on settlement date and interest is accrued using contractual rates.
Interest-bearing Deposits
The Bank invests in certificates of deposits with maturities not exceeding one year issued by major financial institutions. Certificates of deposits are recorded at amortized cost and reported as interest-bearing deposits in the statements of condition.
Investments
The FHLBNY carries investments for which it has both the ability and intent to hold to maturity at cost, adjusted for the amortization of premiums and accretion of discounts using the level-yield method.
Under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), changes in circumstances may cause the FHLBNY to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the FHLBNY that could not have been reasonably anticipated may cause the FHLBNY to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.
In addition, in accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale of a security occurs after the FHLBNY has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.
The FHLBNY classifies investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities not being hedged by derivative instruments is recorded in other comprehensive income as a net unrealized gain or loss on available-for-sale securities. For available-for-sale securities that have been hedged (none at December 31, 2006 or 2005) under a qualifying fair value hedge, the FHLBNY records the portion of the change in value related to the risk being hedged in Other income (loss) as “Net realized and unrealized (loss) gain on derivatives and hedging activities” together with the related change in the fair value of the derivative, and records the remainder of the change in other comprehensive income as “Net unrealized gain (loss) on available-for-sale securities.” For available-for-sale securities that have been hedged under a qualifying cash flow hedge, the FHLBNY records the effective portion of the change in value of the derivative related to the risk being hedged in other comprehensive income as a “Net unrealized (loss) gain on hedging activities.” The ineffective portion is recorded in Other income (loss) and presented as “Net realized and unrealized (loss) gain on derivatives and hedging activities.”

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY computes the amortization and accretion of premiums and discounts on mortgage-backed securities using the level-yield method over the estimated lives of the securities. The estimated life method requires a retrospective adjustment of the effective yield each time the FHLBNY changes the estimated life as if the new estimate had been known since the original acquisition date of the asset.
The FHLBNY computes the amortization and accretion of premiums and discounts on mortgage loans and other investments using the level-yield method to the contractual maturities of the loans and investments. The FHLBNY computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in Other income (loss). The FHLBNY treats securities purchased under agreements to resell as collateralized financings because the counterparty retains control of the securities.
The FHLBNY regularly evaluates its investments for impairment and determines if unrealized losses are temporary based in part on the creditworthiness of the issuers and the underlying collateral as well as a determination of the FHLBNY’s intent to hold such securities through to recovery of the unrealized losses. If there is an other-than-temporary impairment in value of an investment, the decline in value is recognized as a loss and presented in the statements of income as a loss on securities. The FHLBNY did not experience any other-than-temporary impairment in value of investments during 2006, 2005 or 2004.
Advances
The FHLBNY reports advances, net of unearned commitment fees and discounts on advances for the Affordable Housing Program (“AHP”), at amortized cost. The FHLBNY credits interest on advances to income as earned using the level-yield method. Following the requirements of the Federal Home Loan Bank Act of 1932, (“FHLBank Act”), as amended, the FHLBNY obtains sufficient collateral on advances to protect it from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the FHLBNY, and other eligible real estate related assets. As Note 7 more fully describes, community financial institutions (FDIC-insured institutions with assets of $587 million or less during 2006) are subject to more expanded statutory collateral rules for small business and agricultural loans. The FHLBNY has not incurred any credit losses on advances since its inception. Based upon the collateral held as security on the advances and repayment history, management of the FHLBNY believes that an allowance for credit losses on advances is unnecessary.
Mortgage Loans Held-for-portfolio
The FHLBNY participates in the MPF program by purchasing and originating conventional mortgage loans from its participating members, herein after referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans purchased were not a significant total of the remaining outstanding mortgage loans held-for-investment at December 31, 2006. The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities. The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers. Collectibility of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”), for which the maximum exposure is estimated to be $12.2 million and $11.3 million at December 31, 2006 and 2005. The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI. The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY and/or originates as an agent for the FHLBNY (only relates to MPF 100 product). For managing this risk, PFIs receive monthly “credit enhancement fees” from the FHLBNY.

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
Delivery commitment fees are charged to a PFI for extending the scheduled delivery period of the loans. Pair-off fees may be assessed and charged to PFI when the settlement of the delivery commitment (1) fails to occur, or (2) the principal amount of the loan purchased by the FHLBNY under a delivery commitment is not equal to the contract amount beyond established limits. The related amounts are not significant for all periods reported. Extension fees are received when a member requests to extend the period of the delivery commitment beyond the original stated maturity.
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
The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The FHLBNY records cash payments received on non-accrual loans as a reduction of principal.
Allowance for credit losses. The Bank performs periodic reviews of its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. Mortgage loans, that are either classified under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due, are separated from the aggregate pool, and evaluated separately for impairment.
The FHLBNY had established an allowance for credit losses in the amount of $593 thousand and $582 thousand as of December 31, 2006 and 2005.
The Bank identifies inherent losses through analysis of the conventional loans (not FHA and VA insured loans) that are not adversely classified or past due. In the absence of historical loss data, the practice is to look at loss histories of pools of loans at other financial institutions with similar characteristics to determine a reasonable basis for a loan loss allowance. Management continues to evaluate this practice for appropriateness. When a loan is foreclosed, the Bank will charge to the loan loss reserve account any excess of the carrying value of the loan over the net realizable value of the foreclosed loan.

Federal Home Loan Bank of New York
Notes to Financial Statements
If adversely classified, or on non-accrual status, reserves for mortgage loans, except FHA and VA insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses greater than $1,000 are fully reserved. FHA and VA insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicers defaulting on their obligations. FHA and VA mortgage loans, if adversely classified, will have reserves established only in the event of a default of a PFI. Reserves are based on the estimated costs to recover any uninsured portion of the MPF loan.
The FHLBNY also holds participation interests in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program. Acquisition of participations under the CMA program was suspended indefinitely in November 2001, and outstanding balances were down to $4.9 million at December 31, 2006 compared to $9.7 million at December 31, 2005. If adversely classified, CMA loans will have additional reserves established based on the shortfall of the underlying estimated liquidation value of collateral to cover the remaining balance of the CMA loan. Reserve values are calculated by subtracting the estimated liquidation value of the collateral (after sale value) from the current remaining balance of the CMA loan.
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
AHP Assessment is based on a fixed percentage of annual net income before assessments and before adjustment for dividends associated with mandatorily redeemable capital stock reported as an expense under SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” If the FHLBNY incurs a loss for the entire year, no assessment or assessment credit is due or accrued, as explained more fully in Note 8.
Prepayment Fees
The FHLBNY charges a member a prepayment fee when the member prepays certain advances before the original maturity. The FHLBNY records prepayment fees net of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” basis adjustments included in the book basis of the advance as interest income from advances. In cases in which the FHLBNY funds a new advance concurrent with the prepayment of an existing advance, the FHLBNY evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or as a new advance in accordance with EITF Issue No. 01-7, “Creditor’s Accounting for a Modification or Exchange of Debt Instruments,” and SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”(“SFAS 91”).
If the new advance qualifies as a modification of the existing hedged advance, the hedging fair value adjustments and the net prepayment fee on the prepaid advance are recorded in the carrying value of the modified advance and amortized over the life of the modified advance in interest income from advances.

Federal Home Loan Bank of New York
Notes to Financial Statements
For advances that are hedged and meet the hedge accounting requirements of SFAS 133, the FHLBNY terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the FHLBNY funds a new advance to a member concurrent with after the prepayment of a previous advance to that member, the FHLBNY evaluates whether the new advance qualifies as a modification of the original hedged advance, including analysis of (i) whether the effective yield on the new advance is at least equal to the effective yield for a comparable advance to a similar member that is not refinancing or restructuring and (ii) whether the modification of the original advance is more than minor. If the new advance qualifies as a modification of the original hedged advance, the fair value gains or losses of the advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized to interest income over the life of the modified advance using a method that closely approximates the level-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria in accordance with SFAS 133, basis adjustments continue to be made after the modification, and subsequent value changes attributable to hedged risks are recorded in Other income (loss). The basis adjustment amortization amounted to a net decrease to net interest income of $2.1 million, $3.6 million and $3.8 million for the years ended December 31, 2006, 2005 and 2004, and a corresponding increase to net realized and unrealized gains and losses on derivatives and hedging activities.
If the FHLBNY determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance and the net prepayment fees are recorded in interest income from advances.
Commitment Fees
The FHLBNY records the present value of fees receivable from standby letters of credit as an asset and an offsetting liability for the obligation. Fees, which are generally received for one year in advance, are recorded as unrecognized standby commitment fees (deferred credit) and amortized monthly over the commitment period. The FHLBNY amortizes fees received to income using the level-yield method. The amount of fees was not significant for all periods reported.
Derivatives
The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans outstanding at December 31, 2006, and purchased caps and floors if the counterparty defaults and the related collateral, if any, is of insufficient value to the FHLBNY.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY considers hedges of committed advances and consolidated obligation bonds eligible for the “short cut"1 provisions, under paragraph 68 of SFAS 133, as long as settlement of the committed asset or liability occurs within the market settlement conventions for that type of instrument. The FHLBNY also believes the conditions of paragraph 68(b) of SFAS 133 are met if the fair value of the swap is zero on the date the FHLBNY commits itself to issue the consolidated obligation bond.
Accounting for derivatives is addressed in Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively “SFAS 133”). All derivatives are recognized on the balance sheet at their fair values. Each derivative is designated as one of the following:
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
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current-period’s earnings in other income (loss) as “Net realized and unrealized gain (loss) on derivatives and hedging activities.”
Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are reported in other comprehensive income, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction (i.e., until the recognition of interest on a variable rate asset or liability is recorded in earnings).
The FHLBNY had no foreign currency assets, liabilities or hedges during 2006, 2005 or 2004.
For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in current-period’s earnings in other income (loss) as “Net realized and unrealized gain (loss) on derivatives and hedging activities.”
Changes in the fair value of a derivative not qualifying as a hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. Both the net interest on the derivative and the fair value adjustments are recorded in Other income (loss) as “Net realized and unrealized gain (loss) on derivatives and hedging activities.”

[1]	Highly effective hedging relationships that use an interest rate swap as the hedging instrument to hedge a recognized asset or liability and that meet the criteria under paragraph 68 of SFAS 133 to qualify for an assumption of no ineffectiveness.

Federal Home Loan Bank of New York
Notes to Financial Statements
The differentials between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the interest income or expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized as other income (loss) as “Net gain (loss) on derivatives and hedging activities.”
Changes in the fair value of an economic or intermediary hedge are recorded in current-period earnings with no fair value adjustment to an asset or liability. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized as other income. Therefore, both the net interest on the stand-alone derivative and the fair value changes are recorded in other income as “Net gain (loss) on derivatives and hedging activities.” Cash flows associated with stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows.
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
Under limited circumstances, when the FHLBNY discontinues cash flow hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period plus the following two months, but it is probable the transaction will still occur in the future, the gain or loss on the derivative remains in accumulated other comprehensive income and is recognized into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within two months after that, the gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings.

Federal Home Loan Bank of New York
Notes to Financial Statements
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
Cash Collateral on Derivative Contracts
The Bank reports derivative assets and derivative liabilities in its statements of condition after giving effect to legally enforceable master netting agreements with derivative counterparties, which include interest receivable and payable on derivative contracts and the fair values of derivative contracts. The Bank recognizes cash collateral received and paid associated with derivative contracts as assets and liabilities in the statements of condition. Cash collateral pledged by the Bank is reported as an asset and included in interest-bearing deposits. Cash collateral received from derivative counterparties is reported as a liability and included in interest-bearing deposit liabilities. Cash collateral is not offset against derivative fair values; no securities were either pledged or received as collateral at December 31, 2006 or 2005.
Mandatorily Redeemable Capital Stock
The FHLBNY adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150") on January 1, 2004 (Note 14). Generally, the FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Under cuurent practice, dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the statements of income.
Mandatorily redeemable stock at December 31, 2006 and December 31, 2005 represents stock held by former members who are no longer members by virtue of being acquired by members of another FHLBank. Such stock will be repurchased when the stock is no longer required to support outstanding transactions with the FHLBNY.
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
Under the FHLBNY’s old capital structure, a member who wishes to withdraw from membership must provide a withdrawal notice in writing six months prior to the withdrawal date. However, the member had the right to rescind the withdrawal notice without penalty at any time before the end of the six-month period.

Federal Home Loan Bank of New York
Notes to Financial Statements
Accounting considerations under old capital structure
The three triggering events that could cause the FHLBNY to repurchase capital stock were:
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
When a member delivers a notification of its intent to withdraw from membership, the reclassification from equity to a liability occurs after the six-month waiting period has elapsed. At such time, the notification becomes irrevocable. Based on the fact that the FHLBNY considers the member’s notification of its intent to withdraw from membership to be substantive in nature and therefore reclassification to a liability will occur at the time the notice is delivered. As a result of a dissolution, one member requested withdrawal from membership in May 2005, and the FHLBNY redeemed 917 shares in June 2005. There were no other requests for withdrawal from membership during 2006 or 2005.
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
The redemption notice may be cancelled by giving written notice to the FHLBNY at any time prior to the expiration of the five-year period. Also, the notice will be automatically cancelled if, within five business days of the expiration of the five-year period, the member would be unable to meet its minimum stock investment requirements (as may be established in the Capital Plan) following such redemption. However, in contrast to current practice, if the member rescinds the redemption notice during the five-year period (or if the notice is automatically cancelled), the FHLBNY may charge a $500 cancellation fee, which may be waived only if the FHLBNY’s Board of Directors determines that the requesting member has a bona fide business reason to do so and the waiver is consistent with Section 7(j) of the FHLBank Act. Section 7(j) requires that the FHLBNY’s Board of Directors administer the affairs of the FHLBNY fairly and impartially and without discrimination in favor of or against any member.

Federal Home Loan Bank of New York
Notes to Financial Statements
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
Under the new Capital Plan, when a member delivers a notification of its intent to withdraw from membership, the reclassification from equity to a liability will become effective upon receipt of the notification. The FHLBNY considers the member’s intent regarding such notification to be substantive in nature and, therefore, reclassification to a liability will be necessary at the time the notification of the intent to withdraw is delivered. There were no requests for voluntary withdrawal from membership during 2006 or 2005.
In compliance with SFAS 150, the FHLBNY reclassifies stock subject to mandatory redemption from equity to a liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Shares of capital stock meeting this definition are reclassified to a liability at fair value. Unpaid dividends related to capital stock classified as a liability are accrued at an estimated dividend rate and reported as interest expense in the statements of income. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the statements of cash flows.
The Bank reports capital stock subject to mandatory redemption at the redemption value of the stock, which is par plus accrued estimated dividends. The FHLBanks have a unique cooperative structure. Stocks can only be acquired by members at par value and redeemed at par value. Stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.
Premises and Equipment
The Bank recorded book value of premises and equipment amounted to $11.1 million and $11.3 million as of December 31, 2006, and 2005. Depreciation and amortization expense was $3.9 million, $3.6 million, and $4.0 million for the years ended December 31, 2006, 2005 and 2004. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful lives or the terms of the underlying leases, which range up to 11 years. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on disposal of premises and equipment in Other income (loss). The net realized gain (loss) on disposal of premises and equipment was not significant in 2006, 2005 and 2004.

Federal Home Loan Bank of New York
Notes to Financial Statements
Concessions on Consolidated Obligations
The FHLBNY defers and amortizes concessions over the contractual maturity of the bonds, using the level-yield method. Concessions are paid to dealers in connection with the sale of consolidated obligation bonds. The Office of Finance prorates the amount of the concession to the FHLBNY based upon the percentage of the debt issued that is assumed by the FHLBNY. Unamortized concessions were $17.9 million and $20.3 million as of December 31, 2006, and 2005 and were included in Other assets. Amortization of such concessions, included in consolidated obligation interest expense, totaled $15.0 million, $15.0 million, and $16.7 million for the years ended December 31, 2006, 2005 and 2004. The FHLBNY charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of their short maturities. These amounts are also recorded in consolidated obligations interest expense. For the years ended December 31, 2006, 2005 and 2004, concession expenses on discount notes were $1.7 million, $2.3 million, and $2.2 million.
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
Resolution Funding Corporation (“REFCORP”) Assessments
Although the FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax, it is required to make payments to REFCORP. Each FHLBank is required to pay 20% of net earnings after AHP assessments to REFCORP. The FHLBank will expense this amount until the aggregate amounts actually paid by all twelve FHLBanks are equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Board, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation.
The FHLBanks’ payments through 2006 defease all future benchmark payments through to July 15, 2015, $54 million of the $75 million benchmark payment due on January 15, 2016, all of the $75 million due on October 15, 2015, and $3 million of $75 million due on July 15, 2015. The defeased benchmark payments (or portions thereof) can be reinstated if future actual REFCORP payments fall short of the $75 million benchmark in any quarter.
Because the assessment is based on net income at all the FHLBanks, which cannot be forecasted with reasonable certainty, the timing of the satisfaction of the REFCORP assessment cannot be predicted.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
Estimated Fair Values
Many of the Bank’s financial instruments lack an available trading market, characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses significant estimates and present-value calculations when estimating the fair value of hedged assets and liabilities and associated derivatives, under the provisions of SFAS 133. Similar estimates and judgments are required in disclosing estimated fair values of the Bank’s financial instruments. See Note 20 “Estimated Fair Values” for more information. The Bank has not early-adopted SFAS 157, “Fair Value Measurements.”
Earnings per Common Share
SFAS 128, “Earnings per Share,” addresses the presentation of basic and diluted earnings per share (“EPS”) in the income statement. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted or exercised into common stock. Capital stock classified as mandatorily redeemable capital stock is excluded from this calculation. Basic and diluted earnings per share are the same, as the Bank has no additional potential common shares that may be dilutive.
Cash Flows
In the statements of cash flows, the FHLBNY considers Cash and due from banks to be Cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the statements of cash flows, but are instead treated as short-term investments and are reflected in the investing activities section of the statements of cash flows. Certificate of deposits and cash collateral pledged or received by the Bank are also not treated as cash equivalents and are reported as either investing or financing activities.
Cash flows from a derivative instrument that is accounted for as a fair value hedge or cash flow hedge are generally classified in the same category as the cash flows from the items being hedged provided that the derivative instrument does not include an other-than-insignificant financing element at inception. Cash flows associated derivatives classified as stand-alone or as an economic hedge are reflected as cash flows from operating activities in the statements of cash flows.
The Bank treats gains and losses on debt extinguishments as an operating activity and reports the cash payments from the early retirement of debt net of these amounts under financing activity in the statements of cash flows.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 2. Accounting Adjustments, Changes in Accounting Principles, and Recently Issued Accounting Standards & Interpretations
Accounting Adjustments
During the second quarter of 2005, the FHLBNY corrected the manner in which it measured ineffectiveness for certain highly-effective consolidated obligation and advance hedging relationships. The FHLBNY believes the refined methodology is closely in compliance with the valuation methodology prescribed under SFAS 133. The FHLBNY does not believe retroactive application to prior periods would have had a material impact on its prior period results of operations or financial condition.
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
Change in Accounting Principle for Amortization and Accretion of Premiums and Discounts on Mortgage Loans
Amortization and accretion on premiums and discounts on mortgage loans have been computed by the contractual method in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“FAS 91”), effective January 1, 2005. Previously, amortization and accretion of premiums and discounts was computed using the retrospective method with estimated life, which requires a retrospective adjustment each time the FHLBNY changes the estimated remaining life of the mortgage loans. The retrospective method is intended to adjust the carrying value for the effects of all past cash flows and estimated future cash flows. The FHLBNY believes that the contractual method is preferable because under the contractual method, the income effects of premiums and discounts are recognized in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs without regard to changes in estimates based on assumptions about future borrower behavior. As a result of the change in accounting principle, income of $1.1 million, before assessments, was recorded on January 1, 2005 as a cumulative effect of change in accounting principle. The Bank considered the pro forma effects of retroactive application of the change in accounting principle under guidelines provided by APB Opinion No. 20, “Accounting Changes,” and concluded that the amounts were de minimis for the years ended December 31, 2005 and 2004.

Federal Home Loan Bank of New York
Notes to Financial Statements
SFAS 155 — In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) SFAS 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 and 140 and permits fair value measurement of any structured note that contains an embedded derivative that would require bifurcation under SFAS 133. This fair value measurement is permitted on an instrument-by-instrument basis. The Bank will apply the guidance under SFAS 155 commencing with the first quarter of 2007. The Bank has evaluated the guidance and does not expect implementation will have a material impact on its results of operations or financial condition.
SFAS 156 — In March 2006, the FASB issued 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis.
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
The Bank will apply the provisions of SFAS 156 as of January 1, 2007. The Bank has evaluated the impact of adopting SFAS 156 and does not expect it to have a material impact on its results of operations of financial condition.
SFAS 157 — In September 2005, the FASB issued SFAS No. 157, “Fair Value Measurements.”
SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in EITF 02-3, which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount when measuring instruments traded in an active market at fair value. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
SFAS 158 — In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”. SFAS 158 requires recognition in the statements of financial condition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation; for other postretirement plans, the benefit obligation is the accumulated postretirement benefit obligation. For an employer without publicly traded equity securities, SFAS 158 is effective for fiscal year ending after June 15, 2007, with certain disclosure requirements effective for a fiscal year ending after December 15, 2006, but before June 16, 2007. The FHLBNY considers itself a non-publicly traded enterprise for the purposes of the standard. Early adoption is permitted.
The Bank adopted SFAS 158 as of December 31, 2006, and in compliance with the provisions under SFAS 158, recognized $6.1 million of previously unrecognized actuarial gains and losses and service costs within accumulated other comprehensive income (a component of stockholders’ equity). See Note 18.
DIG Issue G26 — On December 13, 2006, the FASB issued Derivatives Implementation Group (“DIG”) DIG No. G26, “Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.”(“DIG Issue G26”). DIG Issue G26 clarifies when the hedge of a designated risk related to variable—rate financial assets or liabilities qualifies as a cash flow hedge. DIG Issue G26 becomes effective with the first fiscal quarter beginning after January 8, 2007 (April 1, 2007 for the Bank). The Bank does not expect DIG Issue G26 to have a material impact on its results of operations or financial condition.
DIG Issue B40 — On December 20, 2006, the FASB issued DIG No. B40, “Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets” (“DIG Issue B40”). DIG Issue B40 clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. DIG Issue B40 becomes effective upon initial adoption of SFAS 155 (January 1, 2007 for the Bank). The Bank does do not expect DIG Issue B40 to have a material impact on its results of operations or financial condition.
SFAS 159 — On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with early adoption permitted. The Bank is continuing to evaluate SFAS 159 and to assess the impact on its results of operations or financial condition if an election was made to adopt the standard.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 3. Cash and due from banks
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in cash and due from banks.
Compensating balances
The Bank maintained average required clearing balances with various Federal Reserve Banks of approximately $1.0 million for the years ended December 31, 2006 and 2005. The Bank uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through deposit reserves
The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks were $43.3 million and $47.5 million as of December 31, 2006 and 2005. The Bank includes member reserve balances in other liabilities in the statements of condition.
Note 4. Interest-bearing deposits
Interest-bearing deposits consist of deposits at financial institutions and certificates of deposit issued by banks and other financial institutions. As of December 31, 2006 and 2005, interest-bearing deposits also included cash pledged by the Bank as collateral of $0 and $244.8 million to broker dealers and banks that have credit risk exposure related mainly to derivative contracts.
Note 5. Held-to-maturity securities
Held-to-maturity securities consist of mortgage- and asset-backed securities (collectively mortgage-backed securities or “MBS”), and state and local housing finance agency bonds.
During 2005, the FHLBNY sold two securities aggregating $9.0 million of held-to-maturity MBS for a gain of $145 thousand to “clean-up” the residual balances of the securities. The sales were considered “in-substance maturities”, in accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”
Held-to-maturity securities included securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”). Neither Fannie Mae nor Freddie Mac are agencies of the U.S. Government nor are their securities guaranteed by the U.S. Government.

Federal Home Loan Bank of New York
Notes to Financial Statements
Major Security Types
The amortized cost, gross unrealized gains, losses, and the fair value of held-to-maturity securities, were as follows (in thousands):

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State and local housing agency obligations	$618,810	$11,141	$(283)	$629,668
Mortgage-backed securities	10,632,288	47,184	(139,371)	10,540,101

Total	$11,251,098	$58,325	$(139,654)	$11,169,769

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State and local housing agency obligations	$992,578	$16,069	$—	$1,008,647
Mortgage-backed securities	8,573,863	72,908	(125,844)	8,520,927

Total	$9,566,441	$88,977	$(125,844)	$9,529,574

Federal Home Loan Bank of New York
Notes to Financial Statements
Temporary Impairment
The following tables summarize held-to-maturity securities with fair values below their amortized cost, i.e., in an unrealized loss position, as of December 31, 2006 and 2005. The fair values and unrealized losses are aggregated by major security type and rating, and by the length of time individual securities have been in a continuous unrealized loss position. Securities, to which different rating levels have been assigned by different rating agencies, i.e., split ratings, are assigned to the lower rating category.
The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities to recovery of their value. In addition, the FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis below represent temporary impairment at December 31, 2006 and 2005.
Temporary impairment at December 31, 2006 (in thousands):

	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage- and residential asset-backed securities — fixed rate
AAA-rated	$1,434,317	$7,082	$4,528,193	$132,247	$5,962,510	$139,329
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—
Mortgage- and residential asset-backed securities — variable rate
AAA-rated	134,958	42	—	—	134,958	42
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	1,569,275	7,124	4,528,193	132,247	6,097,468	139,371

State and local housing finance agencies — fixed rate
AAA-rated	—	—	—	—	—	—
AA-rated	15,117	283	—	—	15,117	283
Below AA	—	—	—	—	—	—
State and local housing finance agencies — variable rate
AAA-rated	—	—	—	—	—	—
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	15,117	283	—	—	15,117	283

Total temporarily impaired	$1,584,392	$7,407	$4,528,193	$132,247	$6,112,585	$139,654

Federal Home Loan Bank of New York
Notes to Financial Statements
Temporary impairment at December 31, 2005 (in thousands):

	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage- and residential asset-backed securities — fixed rate
AAA-rated	$2,812,278	$46,888	$2,548,174	$78,914	$5,360,452	$125,802
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—
Mortgage- and residential asset-backed securities — variable rate
AAA-rated	134,958	42	—	—	134,958	42
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	2,947,236	46,930	2,548,174	78,914	5,495,410	125,844

State and local housing finance agencies — fixed rate
AAA-rated	—	—	—	—	—	—
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—
State and local housing finance agencies — variable rate
AAA-rated			—	—	—	—
AA-rated			—	—	—	—
Below AA	—	—	—	—	—	—

	—	—	—	—	—	—

Total temporarily impaired	$2,947,236	$46,930	$2,548,174	$78,914	$5,495,410	$125,844

Redemption terms
The amortized cost and estimated fair value of held-to-maturity securities, by contractual maturity, were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
State and local housing bonds
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	24,549	25,171	12,853	13,415
Due after five years through ten years	17,115	17,115	35,930	36,922
Due after ten years	577,146	587,382	943,795	958,310

State and local housing finance agency bonds	618,810	629,668	992,578	1,008,647
Mortgage-backed securities
Due in one year or less	98,897	99,338	—	—
Due after one year through five years	1,104,246	1,125,038	1,281,487	1,329,776
Due after five years through ten years	133,511	132,966	11,556	11,515
Due after ten years	9,295,634	9,182,759	7,280,820	7,179,636

Mortgage-backed securities	10,632,288	10,540,101	8,573,863	8,520,927

Total securities	$11,251,098	$11,169,769	$9,566,441	$9,529,574

The amortized cost of mortgage-backed securities classified as held-to-maturity includes net premiums of $5.2 million and $23.1 million as of December 31, 2006 and 2005. Amortization expense, net of accretion that was charged to interest income was $3.9 million, $1.2 million, and $12.3 million for the years ended December 31, 2006, 2005 and 2004.

Federal Home Loan Bank of New York
Notes to Financial Statements
Interest rate payment terms
The following table summarizes interest rate payment terms for securities classified as held-to-maturity (in thousands):

	December 31,
	2006	2005
Amortized cost of held-to-maturity securities other than mortgage-backed securities
Fixed-rate	$325,845	$343,478
Variable-rate	292,965	649,100

	618,810	992,578

Amortized cost of held-to-maturity mortgage related securities
Pass-through securities
Fixed-rate	3,805,177	4,660,481
Variable-rate	249,892	510,789
Collateralized mortgage obligations
Fixed-rate	6,552,628	3,371,425
Variable-rate	24,591	31,168

	10,632,288	8,573,863

Total	$11,251,098	$9,566,441

Note 6. Available-for-sale securities
There were no outstanding balances in the available-for-sale securities classification at December 31, 2006 or 2005. During the year ended December 31, 2005, the Bank realized a gain of $1.8 million from the sale of all available-for-sale securities and the amount was reclassified from accumulated other comprehensive income to earnings. Proceeds from sales during 2005 amounted to $1.6 billion.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 7 . Advances
Redemption terms
Contractual redemption terms and yields of advances outstanding at December 31, 2006 and 2005 were as follows (dollars in thousands):

	December 31,
	2006		2005
		Weighted [1]		Weighted [1]
	Amount	Average Yield	Amount	Average Yield
Overdrawn demand deposit accounts	$498	6.05%	$—	—%
Due in one year or less	12,273,636	4.91	15,645,155	4.12
Due after one year through two years	12,450,960	4.99	8,858,008	4.16
Due after two years through three years	4,108,983	5.05	11,493,647	4.45
Due after three years through four years	5,744,505	5.45	2,641,601	4.90
Due after four years through five years	2,591,828	4.86	7,615,315	5.42
Due after five years through six years	2,279,706	4.18	5,008,179	4.65
Thereafter	19,539,154	4.22	10,431,402	3.69

Total par value	58,989,270	4.73%	61,693,307	4.35%

Discount on AHP advances *	(519)		(624)
Net premium on advances *	489		1,122
SFAS 133 hedging basis adjustments *	23,154		207,729

Total	$59,012,394		$61,901,534

*	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Amortization of fair value basis adjustments for terminated hedges was a charge to interest income and amounted to ($0.4) million, ($0.5) million, and ($0.4) million for the years ended December 31, 2006, 2005 and 2004. All other amortization charged to interest income aggregated ($0.6) million, ($0.7) million, and ($0.7) million for the years ended December 31, 2006, 2005 and 2004. Interest rates on AHP advances ranged from 1.25% to 8.29% in 2006 and 2005.

[1]	The weighted average yield reported above is the weighted average coupon rates of advances, unadjusted for swaps.
Prepayment fees charged to members when members prepay certain advances before original maturity are included in interest income from advances. Net prepayment fees reported in interest income were $19.2 million, $6.6 million, and $6.4 million for the years ended December 31, 2006, 2005, and 2004. Amortization of basis on modified advances was a charge to interest income and aggregated $2.1 million, $3.6 million, and $3.8 million for the years ended December 31, 2006, 2005, and 2004.
The Bank offers putable advances to members. With a putable advance, the Bank effectively purchases a put option from the member that allows the Bank to terminate the fixed-rate advance, which is normally exercised when interest rates have increased from those prevailing at the time the advance was made. When the Bank exercises the put option, it will offer to extend additional credit on new terms. As of December 31, 2006 and 2005, the Bank had putable advances outstanding totaling $28.9 billion and $26.1 billion.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table summarizes advances by year of maturity or next put date (in thousands):

	December 31, 2006
	2006	2005
Overdrawn demand deposit accounts	$498	$—
Due or putable in one year or less	29,962,181	33,494,173
Due or putable after one year through two years	16,745,798	12,857,041
Due or putable after two years through three years	6,341,532	10,476,785
Due or putable after three years through four years	2,504,205	1,761,451
Due or putable after four years through five years	1,668,578	1,600,715
Due or putable after five years through six years	442,706	1,088,172
Thereafter	1,323,772	414,970

Total par value	58,989,270	61,693,307
Discount on AHP advances	(519)	(624)
Net premium on advances	489	1,122
SFAS 133 hedging basis adjustments	23,154	207,729

Total	$59,012,394	$61,901,534

Security Terms
The FHLBNY lends to financial institutions involved in housing finance within its district. The FHLBank Act requires the FHLBNY to obtain sufficient collateral on advances to protect against losses and to accept as collateral on such advances only certain U.S. government or government agency securities, residential mortgage loans, cash or deposits in the FHLBNY and other eligible real estate-related assets. In addition, the FHLBNY is permitted, but not required, to accept collateral in the form of small business or agricultural loans (“expanded collateral”) from Community Financial Institutions (“CFIs”). It is the FHLBNY’s policy not to accept such expanded collateral for advances. Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances. As of December 31, 2006 and 2005, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:
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
All member obligations with the Bank were fully collateralized throughout their entire term.
The total of collateral pledged to the Bank includes excess collateral pledged above the Bank’s minimum collateral requirements. These minimum requirements range from 103% to 125% of outstanding advances, based on the collateral type. It is not uncommon for members to maintain excess collateral positions with the Bank for future liquidity needs. Based on several factors (e.g. advance type, collateral type or member financial condition) members are required to comply with specified collateral requirements, including but not limited to, a detailed listing of pledged mortgage collateral and/or delivery of pledged collateral to the Bank or its designated collateral custodian(s). For example, all pledged securities collateral must be delivered to the Bank’s nominee name at Citibank, N.A., and its securities safekeeping custodian. Mortgage collateral that is required to be in the Bank’s possession is typically delivered to the Bank’s Jersey City, New Jersey facility. However, in certain instances, delivery to a Bank approved custodian may be allowed.

Federal Home Loan Bank of New York
Notes to Financial Statements
As of December 31, 2006, members pledged a total of $146.2 billion in collateral to the Bank. At minimum, each member pledged sufficient collateral to adequately secure their outstanding obligations with the Bank. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs. Of the total collateral securing all outstanding member obligations, $20.3 billion was in the Bank’s physical possession or that of its safekeeping agent(s); $125.9 billion was specifically listed.
Credit Risk
The FHLBNY has never experienced a credit loss on an advance. The management of the Bank has policies and procedures in place to appropriately manage credit risk. There were no past due advances and all advances were current for each of the periods ended December 31, 2006 and 2005. Management does not anticipate any credit losses, and accordingly, the Bank has not provided an allowance for credit losses on advances.
The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As a result of merger activities in 2006 and prior years, included in advances outstanding are advances to former members. As of December 31, 2006, the FHLBNY had advances of $103.5 million to Washington Mutual Bank, FA, a member of the FHLBank of San Francisco, representing 0.2% of total advances outstanding. These advances were acquired by Washington Mutual Bank, FA as a result of its acquisition of The Dime Savings Bank of New York, FSB. The FHLBNY had advances of $1.4 billion to Sovereign Bank, a member of the FHLBank of Pittsburgh, representing 2.3% of total advances outstanding. These advances were acquired by Sovereign Bank as a result of its acquisition of Independence Community Bank. The FHLBNY had advances of $287.2 million to Bank of America, NA, a member of the FHLBank of Boston, representing 0.5% of total advances outstanding. These advances were acquired by Bank of America, NA, as a result of its acquisition of Fleet Bank, also a member of the FHLBank of Boston, who had acquired Summit Bank, a former member of FHLBNY.
The FHLBNY also had advances of $27.7 billion outstanding to its top five borrowing member institutions, representing 46.9% of total advances outstanding at December 31, 2006. The FHLBNY held sufficient collateral to cover the advances to all of these institutions, and it does not expect to incur any credit losses.

Federal Home Loan Bank of New York
Notes to Financial Statements
Interest Rate Payment Terms
The following table summarizes interest rate payment terms for advances (dollars in thousands):

	December 31,
	2006		2005
		Percentage		Percentage
	Amount	of total	Amount	of total
Fixed-rate	$45,737,308	77.53%	$48,148,028	78.05%
Variable-rate	12,014,268	20.37	11,927,085	19.33
Variable-rate capped	1,237,694	2.10	1,618,194	2.62

Total par value	58,989,270	100.00%	61,693,307	100.00%

Discount on AHP Advances	(519)		(624)
Net premium on advances	489		1,122
SFAS 133 hedging basis adjustments	23,154		207,729

Total	$59,012,394		$61,901,534

Variable-rate advances were mainly indexed to the Federal funds effective rate or LIBOR.
Note 8. Affordable Housing Program and REFCORP
Section 10(j) of the FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10% of the current year’s adjusted income after the assessment for REFCORP. The FHLBNY charges the amount set aside for AHP to income and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies. If the result of the aggregate 10% calculation described above is less than $100 million for all twelve FHLBanks, then the FHLBank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of the twelve FHLBanks. There was no shortfall in either 2006 or 2005. The FHLBNY had outstanding principal in AHP-related advances of $6.6 million and $6.9 million as of December 31, 2006 and 2005.
The following provides roll-forward analysis of the Affordable Housing Program (in thousands):

	Years ended December 31,
	2006	2005	2004
Beginning balance	$91,004	$81,580	$92,541
Additions from current period’s assessments	32,031	25,878	18,643
Net disbursements for grants and programs	(21,137)	(16,454)	(29,604)

Ending balance	$101,898	$91,004	$81,580

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 9. Mortgage loans held-for-portfolio
Mortgage Partnership Finance Program loans (“MPF”) constitute the majority of the mortgage loans held-for-portfolio. The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from or originated through its participating financial institutions (“PFIs”). Included in outstanding balances were $45.7 million and $48.7 million at December 31, 2006 and 2005 with respect to loans originated by the FHLBNY. The members retain servicing rights and may credit-enhance the portion of the loans participated to the FHLBNY. No intermediary trust is involved.
Also included in mortgage loans were loans in the Community Mortgage Asset program (“CMA”), which has been inactive since 2001. In the CMA program, FHLBNY participated in residential, multi-family and community economic development mortgage loans originated by its members. Outstanding balances of CMA loans were $4.9 million and $9.7 million at December 31, 2006 and 2005.
The following table presents information on mortgage loans held-for-portfolio (in thousands):

	December 31,
	2006	Percentage	2005	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$575,114	38.9%	$596,236	40.8%
Fixed long-term single-family mortgages	897,153	60.7	853,738	58.5
Multi-family mortgages	4,940	0.4	6,859	0.5
Non-residential mortgages	—	—	2,713	0.2

Total par value	1,477,207	100.0%	1,459,546	100.0%

Unamortized premiums	13,323		14,789
Unamortized discounts	(6,288)		(6,381)
Basis adjustment	(230)		(429)

Total mortgage loans held-for-portfolio	1,484,012		1,467,525
Allowance for credit losses	(593)		(582)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,483,419		$1,466,943

The par value of mortgage loans held-for-portfolio outstanding as of December 31, 2006 and 2005 included Federal Housing Administration and Veteran Administration insured loans totaling $10.6 million and $14.3 million. Conventional mortgages and loans in the CMA program constituted the remaining balance of mortgage loans held-for-portfolio.
Amortization expense, net of accretion, that was reported as a charge to interest income was $1.6 million, $0.9 million, and $1.9 million for the years ended December 31, 2006, 2005 and 2004. Amortization of the basis adjustment was insignificant for all periods reported.
As also discussed in Note 1, “Summary of Significant Accounting Policies” — Mortgage loans held-for-portfolio, the FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 basis points but varies with the particular MPF program. The amount of the first layer, or First Loss Account or “FLA”, was estimated as $12.2 million and $11.3 million at December 31, 2006 and 2005. The FLA is not recorded or reported as a reserve for loan losses as it serves as a memorandum information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the Participating Financial Institution (“PFI”) has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued aggregated $1.7 million, $1.5 million, and $0.9 million for the years ended December 31, 2006, 2005 and 2004, and were reported as a reduction to mortgage loan interest income.

Federal Home Loan Bank of New York
Notes to Financial Statements
The amounts of charge-offs and recoveries in all periods reported were insignificant.
The following provides roll-forward analysis of the allowance for credit losses (in thousands):

	Years ended December 31,
	2006	2005	2004
Balance, beginning of period	$582	$507	$507
Charge-offs	(18)	—	—
Recoveries	18	—	—

Net charge-offs	—	—	—
Provision for credit losses	11	75	—

Balance, end of period	$593	$582	$507

As of December 31, 2006 and 2005, the FHLBNY had $2.1 million and $0.8 million of non-accrual loans. The estimated fair value of the mortgage loans as of December 31, 2006 and 2005 is reported in Note 20. Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements. As of December 31, 2006 and 2005, the FHLBNY had no investment in impaired mortgage loans, other than the non-accrual loans.
The following table summarizes mortgage loans held-for-portfolio, all Veterans Administrations insured loans, past due 90 days or more and still accruing interest (in thousands):

	December 31,
	2006	2005
Secured by 1-4 family	$850	$1,373

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 10. Related party transactions
The FHLBNY is a cooperative and the members own almost all of the stock of the Bank. Stock that is not owned by members is held by former members. The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The FHLBNY conducts its advances business almost exclusively with members. The Bank considers its transactions with its members and non-member stockholders as related party transactions, in addition to transactions with other FHLBanks, the Office of Finance, and the Finance Board. Therefore, in the normal course of business, the FHLBNY extends credit to members whose officers may serve as directors of the FHLBNY, and to non-members on market terms that are no more favorable to them than comparable transactions with other members. Capital stock ownership is a prerequisite to transacting any business with the FHLBNY.
The FHLBNY may from time to time borrow or sell overnight and term Federal funds at market rates to members.
Debt Transfers
During 2006, the Bank transferred $755.0 million of par amounts of consolidated obligation bonds to other FHLBanks in exchange for a cash price that represented the negotiated fair market values of the bonds. The transfers resulted in losses of $25.4 million. In 2005, the Bank transferred par amounts of $220.0 million, and recorded losses of $7.2 million. No bonds were transferred to another FHLBank in 2004. No bonds were transferred to the Bank from another FHLBank during 2006. In 2005 and 2004, consolidated obligation bonds of $6.0 million and $207.3 million were transferred to the Bank from other FHLBanks. At trade date, the transferring bank notifies the Office of Finance of a change in primary obligor for the transferred debt.
MPF Program
In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members. Transactions are at market rates. The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the MPF loans originated by members of the FHLBNY was $531.7 million from inception of the program through mid-2004. Since then, the FHLBNY has not shared its purchases. Fees paid to the FHLBank of Chicago were $515 thousand, $416 thousand and $147 thousand for the years ended December 31, 2006, 2005 and 2004.
Mortgage-backed Securities.
No mortgage-backed securities were acquired from other FHLBanks.
Intermediation
Notional amounts of $50.0 million and $130.0 million were outstanding at December 31, 2006 and 2005 in which the FHLBNY acted as an intermediary to sell derivatives to members. These were offset by identical transactions with unrelated derivatives counterparties. Fair values of these transactions at December 31, 2006 and 2005 were not material. The intermediated derivative transactions were fully collateralized.
Loans to other Federal Home Loan Banks
There were no outstanding uncollateralized loans to other FHLBanks as of December 31, 2006 and 2005. Such uncollateralized loans averaged $685 thousand, $274 thousand, and $6.7 million for the years ended December 31, 2006, 2005 and 2004. The maximum balance was $200.0 million and $100.0 million for the years ended December 31, 2006 and 2005. Interest income from such loans was $37 thousand, $9 thousand and $78 thousand for the years ended December 31, 2006, 2005 and 2004.

Federal Home Loan Bank of New York
Notes to Financial Statements
Borrowings from other Federal Home Loan Banks
The FHLBNY borrows from other FHLBanks, generally for a period of one day. Such borrowings averaged $2.9 million, $2.1 million and $9.5 million for the years ended December 31, 2006, 2005 and 2004. There were no borrowings outstanding as of December 31, 2006 and 2005. Interest expense for the years ended December 31, 2006, 2005 and 2004 was $144 thousand, $67 thousand, and $110 thousand, respectively.
The following tables summarize outstanding balances and transactions with related parties at December 31, 2006 and 2005 (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital

	December 31,
	2006		2005
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$38,850	$—	$22,114
Interest-bearing deposits	77	5,591,000	—	8,699,107
Federal funds sold	—	3,661,000	—	2,925,000
Held-to-maturity securities	—	11,251,098	—	9,566,441
Advances	59,012,394	—	61,901,534	—
Mortgage loans*	—	1,483,419	—	1,466,943
Accrued interest receivable	319,687	86,436	276,796	100,457
Premises and equipment, net	—	11,107	—	11,257
Derivative assets	—	224,775	—	19,197
Other assets**	—	23,144	—	24,672

Total Assets	$59,332,158	$22,370,829	$62,178,330	$22,835,188

Liabilities and Capital
Deposits	$2,389,528	$—	$2,657,662	$—
Consolidated obligations	—	74,234,228	—	77,279,147
Mandatorily redeemable capital stock	109,950	—	18,087	—
Accrued interest payable	—	735,215	—	498,318
Affordable Housing Program***	101,898	—	91,004	—
Payable to REFCORP	—	17,475	—	14,062
Derivative liabilities	—	107,615	—	491,866
Other liabilities****	43,265	59,420	47,468	30,524

Total liabilities	2,644,641	75,153,953	2,814,221	78,313,917
Capital	3,904,393	—	3,885,380	—

Total liabilities and Capital	$6,549,034	$75,153,953	$6,699,601	$78,313,917

*	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

**	Includes insignificant amounts of miscellaneous assets that are considered related party.

***	Represents funds not yet disbursed to eligible programs.

****	Related column includes member pass-through reserves at the Federal Reserve Bank.

Federal Home Loan Bank of New York
Notes to Financial Statements
Related Party: Income and Expense transactions

	Years ended December 31,
	2006		2005		2004
	Related	Unrelated	Related	Unrelated	Related	Unrelated
Advances	$3,302,174	$—	$2,174,948	$—	$1,247,568	$—
Interest-bearing deposits *	—	300,499	—	193,668	—	61,096
Federal funds sold	—	145,420	—	97,547	—	16,434
Available-for-sale securities	—	—	—	19,519	—	7,797
Held-to-maturity securities	—	580,002	—	566,009	—	545,660
Mortgage loans **	—	76,111	—	69,312	—	48,291
Loans to other FHLBanks	37	—	9	—	78	—
Others	—	4	—	33	—	48

Total interest income	$3,302,211	$1,102,036	$2,174,957	$946,088	$1,247,646	$679,326

Interest expense
Consolidated obligations	$—	$3,846,219	$—	$2,660,797	$—	$1,631,221
Deposits	81,442	—	62,237	—	21,913	—
Mandatorily redeemable stock	3,086	—	2,747	—	5,201	—
Cash collateral held and other borrowings	144	3,238	67	225	111	34
Others	—	—	—	—	—	—

Total interest expense	$84,672	$3,849,457	$65,051	$2,661,022	$27,225	$1,631,255

Service fees	$3,368	$—	$4,666	$—	$4,751	$—

*	Includes interest income from cash collateral pledged, and de minimis amounts of interest income from MPF service provider.

**	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.
Note 11. Deposits
The FHLBNY offers to members demand, overnight and term deposits. A member that services mortgage loans may deposit in the FHLBNY funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.
The following table summarizes term deposits (in thousands):

	December 31,
	2006	2005
Due in one year or less	$80,000	$19,525

Total term deposits	$80,000	$19,525

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 12. Borrowings
Securities sold under agreements to repurchase
The FHLBNY did not have any securities sold under agreement to repurchase as of December 31, 2006 and 2005. Terms, amounts and outstanding balances of borrowings from other Federal Home Loan Banks are described under Note 10, Related party transactions.
Note 13. Consolidated obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their fiscal agent. Consolidated bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.
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
Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.
The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $951.9 billion and $937.4 billion as of December 31, 2006 and 2005.
Finance Board regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located.
The FHLBNY met the qualifying unpledged asset requirements in each of the years reported as follows:

	December 31,
	2006	2005
Percentage of unpledged qualifying assets to consolidated obligations	110%	110%

Federal Home Loan Bank of New York
Notes to Financial Statements
To provide the holders of consolidated obligations issued before January 29, 1993 (prior bondholders) with the protection equivalent to that provided under the FHLBanks’ previous leverage limit of twelve times the FHLBanks’ capital stock, prior bondholders have a claim on the qualifying assets [Special Asset Account (SAA)] if capital stock is less than 8.33% of consolidated obligations. As of December 31, 2006 and 2005, the combined FHLBanks’ capital stock was 4.53% and 4.64% of the par value of consolidated obligations outstanding, and the SAA balance was approximately $26 thousand at December 31, 2006 and $110 thousand at December 31, 2006. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders, if its capital-to-assets ratio falls below 2.0%. No transfer has been made because the ratio has never been below 2.0%.
The FHLBank Act authorizes the Secretary of the Treasury, at his or her discretion, to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion. The terms, conditions, and interest rates are determined by the Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the years ended December 31, 2006 and 2005.
General Terms
Consolidated obligations are issued with either fixed- or variable-rate coupon payment terms that use a variety of indices for interest rate resets. These indices include the London Interbank Offered Rate (“LIBOR”), Constant Maturity Treasury (“CMT”), 11th District Cost of Funds Index (“COFI”), and others. In addition, to meet the expected specific needs of certain investors in consolidated obligations, both fixed- and variable-rate bonds may also contain certain features that may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the FHLBNY may enter into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable- or fixed-rate bond.
These consolidated obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, may also include Optional Principal Redemption Bonds (callable bonds) that the FHLBNY may redeem in whole or in part at its discretion on predetermined call dates, according to the terms of the bond offerings.
With respect to interest payment terms, consolidated bonds may also have step-up terms. Step-up bonds generally pay interest at increasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling the FHLBNY to call bonds at its option on the step-up dates.

Federal Home Loan Bank of New York
Notes to Financial Statements
Redemption Terms
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	December 31,
	2006		2005
		Weighted [1]		Weighted [1]
		Average		Average
Maturity	Amount	Rate	Amount	Rate
1 year or less	$25,888,510	4.35%	$21,715,080	3.57%
over 1 year through 2 years	20,458,280	4.69	15,632,185	3.83
over 2 years through 3 years	6,007,350	4.80	11,266,170	4.19
over 3 years through 4 years	3,275,700	4.62	2,690,100	4.06
over 4 years through 5 years	2,077,900	5.00	2,250,700	4.35
over 5 years through 6 years	529,800	4.71	931,500	4.56
Thereafter	3,968,100	5.29	2,632,700	5.09

Total par value	62,205,640	4.60%	57,118,435	3.90%

Bond premiums	23,334		48,547
Bond discounts	(33,300)		(19,244)
SFAS 133 fair value basis adjustments	(151,222)		(375,885)
Deferred net gains on terminated hedges	(1,777)		(3,231)

Total carrying value	$62,042,675		$56,768,622

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps.
Amortization of bond premiums and discounts resulted in net reduction of interest expense of $17.4 million, $59.0 million, and $57.0 million for the years ended December 31, 2006, 2005 and 2004. Amortization of basis adjustments from terminated hedges were a net charge of $0.05 million, $1.4 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004.
During the year ended December 31, 2006, the FHLBNY retired $770.0 million of consolidated bonds at a cost that exceeded book value by $26.3 million. The debt retired was associated with the prepayment of advances or commercial mortgage-backed securities (“CMBS”) for which prepayment fees were received. During 2005, the FHLBNY retired $359.5 million of consolidated bonds at a cost that exceeded book value by $14.8 million.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table summarizes consolidated bonds outstanding at December 31, 2006 and 2005 by year of maturity or next call date (in thousands):

	December 31,
	2006	2005
Year of Maturity or next call date
Due or callable in one year or less	$40,152,210	$38,111,080
Due or callable after one year through two years	14,786,280	9,131,685
Due or callable after two years through three years	1,959,650	6,727,170
Due or callable after three years through four years	1,608,000	844,600
Due or callable after four years through five years	928,900	855,000
Due or callable after five years through six years	284,800	318,500
Thereafter	2,485,800	1,130,400

Total par value	62,205,640	57,118,435
Bond premiums	23,334	48,547
Bond discounts	(33,300)	(19,244)
SFAS 133 fair value adjustments	(151,222)	(375,885)
Deferred net gains on terminated hedges	(1,777)	(3,231)

Total carrying value	$62,042,675	$56,768,622

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

	December 31,
	2006	2005
Non-callable/non-putable	$41,478,640	$35,013,135
Callable	20,727,000	22,105,300

Total par value	$62,205,640	$57,118,435

Interest rate payment terms
The following table summarizes interest rate payment terms for consolidated bonds at December 31, 2006 and 2005 (in thousands).

	December 31,
	2006	2005
Fixed-rate, non-callable	$37,328,640	$34,113,135
Fixed-rate, callable	17,039,000	15,687,300
Step Up, non-callable	50,000	50,000
Step Up, callable	3,688,000	6,393,000
Single-index floating rate	4,100,000	875,000

Total par value	$62,205,640	$57,118,435

Interbank transfers of consolidated bonds
In order to meet the FHLBNY’s asset and liability management objectives, the Bank transfers consolidated bonds to and from other FHLBanks. See Note 10, Related party transactions for more information.

Federal Home Loan Bank of New York
Notes to Financial Statements
Discount notes
Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 360 days. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding in consolidated discount notes, all of which are due within one year, was as follows (dollars in thousands):

			Weighted
	Book	Par	Average
	Value	Value	Interest Rate
December 31, 2006	$12,191,553	$12,255,625	5.10%

December 31, 2005	$20,510,525	$20,651,191	4.05%

Note 14. Mandatorily redeemable capital stock
In 2004, the FHLBNY adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Equity and Liabilities,” based on the characteristics of the FHLBNY’s stock, and within the SFAS 150’s definition of a nonpublic entity, and the definition of an SEC registrant in FASB Staff Position No. SFAS 150-3 (FSP 150-3). The FHLBNY is a cooperative whose member financial institutions own almost all of the FHLBNY’s capital stock. Member shares cannot be purchased or sold except between the FHLBank and its members at its $100 per share par value. Also, the FHLBNY does not have equity securities that trade in a public market. Future filings with the SEC will not be in anticipation of the sale of equity securities in a public market as the FHLBNY is prohibited by law from doing so, and the FHLBNY is not controlled by an entity that has equity securities traded or contemplated to be traded in a public market. Therefore, the FHLBNY is a nonpublic entity based on the definition of SFAS 150. In addition, although the FHLBNY is a nonpublic entity, the FHLBanks issue consolidated obligations that are traded in the public market. Based on this factor, the FHLBNY adopted SFAS 150 as of January 1, 2004, as a nonpublic SEC registrant.
In compliance with SFAS 150, the FHLBNY reclassifies the stock subject to redemption from equity to liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Under such circumstances, the member shares will then meet the definition of a mandatorily redeemable financial instrument. Member shares meeting this definition are reclassified to a liability at fair value. Dividends on member shares classified as a liability in accordance with SFAS 150 are accrued at the estimated dividend rate and recorded as interest expense in the statement of income. The repayment of these mandatorily redeemable financial instruments will be reflected as financing cash outflows in the statement of cash flows once settled.
If a member cancels notice of withdrawal, the FHLBNY will reclassify mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
On January 1, 2004, the FHLBank reclassified $357.9 million of its outstanding capital stock to “mandatorily redeemable capital stock” in the liability section of the statements of condition. Upon adoption, the FHLBank also recorded estimated accrued dividends as a part of the carrying value of the mandatorily redeemable capital stock. The difference of $1.3 million between the prior carrying amount and the mandatorily redeemable capital stock was recorded as the cumulative effect of a change in accounting principle in the statement of income for the year ended December 31, 2004.

Federal Home Loan Bank of New York
Notes to Financial Statements
For the years ended December 31, 2006 and 2005, dividends on mandatorily redeemable capital stock in the amount of $3.1 million and $2.7 million were recorded as interest expense.
As of December 31, 2006, there were no members who had formally notified the Bank of their intent to voluntarily redeem their capital stock, either due to merger and acquisition, or withdrawal from membership. No member’s or non-members’ redemption request remained pending at December 31, 2006.
At December 31, 2006, the mandatorily redeemable capital stock totaled $109.9 million and was held by former members who had attained non-member status by virtue of being acquired by non-members.
Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	December 31,
	2006	2005
Redemption within one year	$43,184	$109
Redemption after one year through two years	29,109	7,904
Redemption after two years through five years	30,679	10,034
Redemption after five years through ten years	6,978	40

Total	$109,950	$18,087

Anticipated redemption assumes the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances, and of redeeming excess membership stock annually.
Dividends related to capital stock classified as mandatorily redeemable were accrued at an estimated dividend rate and reported as interest expense in the statements of income. At December 31, 2006, the FHLBNY had estimated a 6.25% dividend payout due to holders of mandatorily redeemable capital stock averaging $115.8 million during the fourth quarter of 2006, and a liability of $1.8 million representing accrued dividend was recognized as an expense. The actual rate of dividend that was paid on January 31, 2007 was 7.00%.
The FHLBNY’s activity for mandatorily redeemable capital stock was as follows in 2006, 2005 and 2004 (in thousands):

	December 31,
	2006	2005	2004
Beginning balance	$18,087	$126,581	$—
Capital stock subject to mandatory redemption reclassified from equity	230,851	—	357,887
Redemption of mandatorily redeemable capital stock*	(138,988)	(108,494)	(231,306)

Ending balance	$109,950	$18,087	$126,581

Accrued interest payable	$1,825	$258	$1,228

*	Redemption includes repayment of excess stock. (Accrual is at a 6.25% annualized rate for 2006; 5.25% and 3.00% annualized for 2005 and 2004)

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 15. Capital
The FHLBanks, including the FHLBNY, have a cooperative structure. To access FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in FHLBNY. The members’ stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement, as prescribed by the FHLBank Act. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY.
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
The FHLBNY converted to the new plan on December 1, 2005. Until then, the FHLBank Act required members to hold capital stock in the FHLBNY equal to the greater of:
•	5 % of the member’s total outstanding advances plus 5 percent of the FHLBNY’s interest in the aggregate unpaid principal balance of all loans sold by the members to the FHLBNY, or

•	1% of the member’s total unpaid principal balance of residential mortgage loans (usually as of the most recent year-end), or

•	$500.
Under the GLB Act, each FHLBank may offer two classes of stock. Members can redeem Class A stock by giving six months’ notice, and redeem Class B stock by giving 5 year’s notice. Only “permanent” capital, defined as retained earnings and Class B stock, satisfies the FHLBank risk based-capital requirement. In addition, the GLB Act specifies a 5 percent minimum leverage ratio based on total capital and a 4 percent minimum capital ratio that does not include the 1.5 weighting factor applicable to the permanent capital that is used in determining compliance with the 5 percent minimum leverage ratio.
On December 1, 2005, the FHLBNY implemented its new capital plan through the issuance of Class B stock. The conversion was considered a capital exchange and was accounted for at par value. Members’ capital stock held immediately prior to the conversion date was automatically exchanged for an equal amount of Class B Capital Stock, comprised of Membership Stock (referred to as “Subclass B1 Stock”) and Activity-Based Stock (referred to as “Subclass B2 Stock”).

Federal Home Loan Bank of New York
Notes to Financial Statements
Any member that withdraws from membership must wait 5 years from the divestiture date for all capital stock that is held as a condition of membership unless the institution has cancelled its notice of withdrawal prior to that date and before being readmitted to membership in any FHLBank.
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
The following table shows the risk-based capital ratios at December 31, 2006 and 2005 (dollars in thousands):

	December 31,
	2006		2005
	Required*	Actual	Required*	Actual
Regulatory capital requirements:
Risk-based capital[1]	$611,861	$4,024,891	$626,486	$3,899,954
Total capital-to-asset ratio	4.00%	4.93%	4.00%	4.57%
Total capital [2]	$3,268,119	$4,025,483	$3,400,541	$3,899,954
Leverage ratio	5.00%	7.39%	5.00%	6.88%
Leverage capital [3]	$4,085,149	$6,037,335	$4,250,676	$5,849,931

[1]	Actual “Risk-based capital” is capital stock and retained earnings, plus mandatorily redeemable capital stock. Section 932.2 of the Finance Board’s regulations also refers to this amount as “Permanent Capital.”

[2]	Actual “Total capital” is “Risk-based capital” plus allowance for credit losses.

[3]	Actual “Leverage capital” is “Risk-based capital” times 1.5.

*	Minimum required.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 16. Total comprehensive income
Total comprehensive income is comprised of net income and accumulated other comprehensive income (loss), which includes unrealized gains on available-for-sale securities, cash flow hedging activities and additional minimum liability on employee supplemental retirement plan prior to adoption of SFAS 158, and pursuant to SFAS 87. Adjustments to adopt SFAS 158 were included as components of accumulated other comprehensive income only. Changes in accumulated other comprehensive income (loss) and total comprehensive income were as follows for the three years ended December 31, 2006, 2005 and 2004 (in thousands):

					Accumulated
	Available-	Cash	Benefit	Postretirement	Other		Total
	for-sale	flow	Equalization	Benefit	Comprehensive	Net	Comprehensive
	securities	hedges	Plan	Plan	Income (Loss)	Income	Income
Balance, December 31, 2003	$—	$(13)	$(2,013)	$—	$(2,026)
Net change	2,240	911	(476)	—	2,675	$161,276	$163,951

Balance, December 31, 2004	2,240	898	(2,489)	—	649
Net change	(2,240)	4,454	650	—	2,864	$230,158	$233,022

Balance, December 31, 2005	—	5,352	(1,839)	—	3,513
Net change	—	(10,115)	2,195	—	(7,920)	$285,195	$277,275

Incremental impact of adopting SFAS 158	—	—	(2,321)	(3,820)	(6,141)

Balance, December 31, 2006	$—	$(4,763)	$(1,965)	$(3,820)	$(10,548)

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 17. Earnings per share of capital
The following table sets forth the computation of earnings per share (dollars in thousands except per share data):

	December 31,
	2006	2005	2004
Net income before cumulative effects of changes	$285,195	$229,049	$162,581
Cumulative effects of changes in accounting principles	—	1,109	(1,305)

Net income available to stockholders	$285,195	$230,158	$161,276

Weighted average shares of capital	37,879	36,591	37,917
Less: Mandatorily redeemable capital	(509)	(427)	(2,467)

Average number of shares of capital used to calculate earnings per share	37,370	36,164	35,450

Earnings per share of capital before cumulative effects of changes in accounting principles	$7.63	$6.33	$4.59
Cumulative effects of changes in accounting principles	—	0.03	(0.04)

Net earnings per share of capital	$7.63	$6.36	$4.55

Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents.
Note 18. Employee retirement plans
The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“DB Plan”). The DB Plan is a tax-qualified multiple-employer defined benefit pension plan that covers substantially all officers and employees of the Bank. For accounting purposes, the DB Plan is a multi-employer plan and does not segregate its assets, liabilities, or costs by participating employer. As a result, disclosure of the accumulated benefit obligations, projected benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.
The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The Bank’s contributions are a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations.
In addition, the Bank maintains a Benefit Equalization Plan (“BEP”) that restores defined benefits and contribution benefits to those employees who have had their qualified defined benefit and defined contribution benefits limited by IRS regulations. The thrift component of the BEP plan is a supplemental defined contribution plan. The plan’s liability consists of the accumulated compensation deferrals and accrued interest on the deferrals. The BEP is an unfunded plan.
The FHLBNY has a Postretirement Health Benefit Plan for retirees. The Postretirement Health Benefit Plan is an unfunded plan.

Federal Home Loan Bank of New York
Notes to Financial Statements
The Bank adopted the provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006. The incremental impact of adoption was an increase of $6.1 million to pension liabilities and an offsetting decrease in accumulated other comprehensive income. Disclosures with respect to the adoption are outlined in subsequent sections of this note.
Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses for the years ended (in thousands):

	December 31,
	2006	2005	2004
Defined Benefit Plan	$5,536	$6,593	$4,803
Benefit Equalization Plan (Defined benefits)	1,260	1,975	1,885
Defined Contribution Plan and BEP Thrift	1,141	1,072	1,016
Postretirement Health Benefit Plan	1,830	1,625	1,354

Total retirement plan expenses	$9,767	$11,265	$9,058

Benefit Equalization Plan (BEP)
The plan’s liability consisted of the accumulated compensation deferrals and accrued interest on the deferrals. There were no plan assets that have been designated for the BEP.
The accrued pension costs for the Bank’s supplemental (BEP) retirement plan were as follows (in thousands):

	December 31,
	2006	2005
Accumulated benefit obligation	$9,259	$10,425
Effect of future salary increase	2,321	2,961

Projected benefit obligation	11,580	13,386
Unrecognized prior service cost	282	332
Unrecognized net (loss)	(3,123)	(5,132)

Accrued pension cost	$8,739	$8,586

Federal Home Loan Bank of New York
Notes to Financial Statements
Components of the projected benefit obligation for the Bank’s supplemental (BEP) retirement plan were as follows (in thousands):

	December 31,
	2006	2005
Projected benefit obligation at the beginning of the year	$13,386	$11,425
Service	388	526
Interest	604	676
Benefits paid	(346)	(341)
Actuarial loss/(gain)	(2,234)	499
Change in discount rate	(218)	601

Projected benefit obligation at the end of the year	$11,580	$13,386

The measurement date used to determine current period benefit obligation for the supplemental (BEP) retirement plan was December 31, 2006.
Amounts recognized in the statements of condition for the Bank’s supplemental (BEP) retirement plan were as follows (in thousands):

	December 31,
	2006	2005
Accrued benefit obligation	$11,580	$10,425
Net amount recognized	(8,739)	(8,586)
Change in estimates	(876)	—

Accumulated other comprehensive loss	$1,965	$1,839

Changes in the supplemental (BEP) retirement plan assets were as follows (in thousands):

	December 31,
	2006	2005
Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	346	341
Benefits paid	(346)	(341)

Fair value of the plan assets at the end of the year	$—	$—

Components of the net periodic pension cost for the Bank’s supplemental (BEP) retirement plan were as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Service cost	$388	$526	$600
Interest cost	604	676	664
Amortization of unrecognized prior service cost	(50)	(50)	(50)
Amortization of unrecognized net loss	318	823	671

Net periodic benefit cost	$1,260	$1,975	$1,885

Federal Home Loan Bank of New York
Notes to Financial Statements
Key assumptions and other information for the actuarial calculations to determine current year’s benefit obligations for the FHLBNY’s supplemental (BEP) retirement plan were as follows (dollars in thousands):

	2006	2005	2004
Discount rate *	5.65%	5.50%	6.00%
Salary increases	5.50%	5.50%	5.50%
Amortization period (years)	8	7	8
Benefits paid during the year	$(346)	$(341)	$(303)

*	The discount rate was based on the Citigroup Pension Liability Index at November 30, 2006, the most current information available before the closing date for the year ended December 31, 2006. Changes in the adopted rate through December 31, 2006 were not of a significant nature and the impact to the reported numbers was not material.
Future supplemental (BEP) retirement plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments
2007	$447
2008	515
2009	574
2010	624
2011	764
2012-2016	4,438

Total	$7,362

The net periodic benefit cost for 2007 is expected to be $1.2 million.

Federal Home Loan Bank of New York
Notes to Financial Statements
Postretirement Health Benefit Plan
The FHLBNY has a postretirement health benefit plan for retirees. Assumptions used in determining the accumulated postretirement benefit obligation (“APBO”) included a discount rate of 5.65%. The effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $355 thousand and in APBO of $2.7 million. The effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $280 thousand and in APBO of $2.2 million. Employees over the age of 55 are eligible provided they have completed ten years of service after age 45.
Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2006 and 2005 were (in thousands):

	December 31,
	2006	2005
Accumulated postretirement benefit obligation at the beginning of the year	$10,368	$9,478
Service cost	814	505
Interest cost	748	546
Actuarial loss	773	199
Benefits paid	(370)	(408)
Participants’ contributions	78	48
Change in plan assumptions	2,166	—

Accumulated postretirement benefit obligation at the end of the year	14,577	10,368
Unrecognized net gain	—	(1,153)

Accrued postretirement benefit cost	$14,577	$9,215

Minimum obligations for the plan were $14.6 million and $10.4 million for the years ended December 31, 2006 and 2005, representing accumulated postretirement benefit obligation on these dates.
Changes in postretirement health benefit plan assets were as follows (in thousands):

	December 31,
	2006	2005
Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	292	360
Participants’ contributions and subsidy received	78	48
Benefits paid	(370)	(408)

Fair value of plan assets at the end of the year	$—	$—

Federal Home Loan Bank of New York
Notes to Financial Statements
Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Service cost (benefits attributed to service during the period)	$814	$505	$498
Interest cost on accumulated postretirement benefit obligation	748	546	495
Amortization of loss	268	574	361

Net periodic postretirement benefit cost	$1,830	$1,625	$1,354

The measurement date used to determine current year’s benefit obligation was December 31, 2006.
Key assumptions and other information to determine current year’s obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	2006	2005	2004
Weighted average discount rate at the end of the year	5.65%	5.50%	5.75%
Health care cost trend rates:
Assumed for next year	7.00%	8.00%	9.00%
Ultimate rate	4.50%	4.50%	4.50%
Year that ultimate rate is reached	2010	2010	2010
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight- line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight- line
The discount rate was based on the Citigroup Pension Liability Index at November 30, 2006, the most current information available before the closing date for the year ended December 31, 2006. Changes in the adopted rate through December 31, 2006 were not of a significant nature and the impact to the reported numbers was not material.
Future postretirement benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments
2007	$443
2008	487
2009	536
2010	582
2011	625
2012-2016	4,225

Total	$6,898

The Bank’s postretirement health benefit plan accrual for 2007 is expected to be $1.9 million.

Federal Home Loan Bank of New York
Notes to Financial Statements
Impact of Adoption of SFAS 158.
Change in amount recognized due to adoption of SFAS 158:

	December 31, 2006
	Postretirement	Supplemental
	Health Plan	BEP Plan	Total
Unfunded ABO	$14,577	$11,580	$26,157

Accrued pension costs prior to adoption of SFAS 158	$10,757	$9,259	$20,016
Recognized in statements of financial position	14,577	11,580	26,157

Change in amount recognized due to SFAS 158 (loss) gain	$(3,820)	$(2,321)	$(6,141)

The amount of net transition asset or obligation recognized as an adjustment to accumulated other comprehensive income (“AOCI”) due to adoption of SFAS 158 was as follows:

	December 31, 2006
	Postretirement	Supplemental
	Health Plan	BEP Plan	Total
Amounts recognized in AOCI:
Net obligation (asset)	$—	$—	$—
Prior service cost (credit)	—	(282)	(282)
Net loss (gain)	3,820	2,603	6,423

Total	$3,820	$2,321	$6,141

Effect on statements of financial position of adopting SFAS 158:
Accrued benefit cost/funded status	$(3,820)	$(2,321)	$(6,141)
Intangible asset	—	—	—

Accumulated other comprehensive income (loss)	$(3,820)	$(2,321)	$(6,141)

Note 19. Derivatives
General — The FHLBNY may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements (collectively, derivatives) to manage its exposure to changes in interest rates. The FHLBNY may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The FHLBNY uses derivatives in three ways: by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset-liability management (i.e., an economic hedge). For example, the FHLBNY uses derivatives in its overall interest-rate risk management to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to adjust the interest-rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the FHLBNY also uses derivatives to manage embedded options in assets and liabilities; to hedge the market value of existing assets and liabilities and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs.

Federal Home Loan Bank of New York
Notes to Financial Statements
An economic hedge is defined as a derivative that hedges specific or non-specific underlying assets, liabilities or firm commitments, but does not qualify for hedge accounting under the rules of SFAS 133 but is an acceptable hedging strategy under the FHLBNY’s risk management program. These strategies also comply with Finance Board’s regulatory requirements prohibiting speculative hedging transactions. An economic hedge, by definition, introduces the potential for earnings variability due to the changes in fair value recorded on the derivatives that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments.
The FHLBNY, consistent with Finance Board’s regulations, enters into derivatives only to reduce the market risk exposures inherent in otherwise unhedged assets and funding positions. The FHLBNY utilizes derivatives in the most cost-efficient manner and may enter into derivatives that do not necessarily qualify for hedge accounting under SFAS 133 accounting rules. As a result, when entering into such non-qualified hedges, the FHLBNY recognizes only the change in fair value of these derivatives in Other income (loss) as Net realized and unrealized (loss) gain on derivatives and hedging activities, with no offsetting fair value adjustments for the hedged asset, liability, or firm commitment.
Hedging activities
Consolidated Obligations — The FHLBNY manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. In addition, the FHLBNY requires collateral agreements on all derivatives with non-members. While consolidated obligations are the joint and several obligations of the FHLBanks, one or more FHLBanks may individually serve as counterparties to derivative agreements associated with specific debt issues. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and each of those FHLBanks simultaneously enters into a matching derivative in which the counterparty pays to the FHLBank fixed cash flows designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligation. Such transactions are treated as fair value hedges under SFAS 133. In this typical transaction, the FHLBank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances. This intermediation between the capital and swap markets permits the FHLBNY to raise funds at a lower cost than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets. The FHLBNY does not issue consolidated obligations denominated in currencies other than U.S. dollars.
Advances — With the issuance of a putable advance, the FHLBNY may purchase from the member a put option that enables the FHLBNY to effectively convert an advance from fixed rate to floating rate if interest rates increase, or to terminate the advance and extend additional credit on new terms. The FHLBNY may hedge a convertible advance by entering into a cancelable derivative where the FHLBNY pays fixed and receives variable. This type of hedge is treated as a fair value hedge under SFAS 133. The swap counterparty can cancel the derivative on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit on new terms.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
Mortgage Loans — The FHLBNY invests in mortgage assets. The prepayment options embedded in mortgage assets can result in extensions or reductions in the expected maturities of these investments, depending on changes in estimated prepayment speeds. Finance Board regulation limits this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life changes under certain interest-rate shock scenarios and by establishing limitations on duration of equity and change in market value of equity. The FHLBNY may manage against prepayment and duration risk by funding some mortgage assets with consolidated obligations that have call features. In addition, the FHLBNY may use derivatives to manage the prepayment and duration variability of mortgage assets. Net income could be reduced if the FHLBNY replaces the mortgages with lower yielding assets and if the Bank’s higher funding costs are not reduced concomitantly.
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
Firm Commitment Strategies — Prior to the fourth quarter of 2005, the FHLBNY designated the mortgage loan delivery commitment as a hedge of the firm commitment. Beginning with that quarter, the FHLBNY no longer applied hedge accounting to these delivery commitments. Instead, the FHLBNY records the fair value of the mortgage loan delivery commitment on the balance sheet with an offset to current period earnings.
The FHLBNY may also hedge a firm commitment for a forward starting advance through the use of an interest-rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance. The basis movement associated with the firm commitment will be added to the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment will then be amortized into interest income over the life of the advance.
Investments — The FHLBNY invests in mortgage and residential asset-backed securities, mortgage-backed securities and mortgage loans held for investment, U.S. agency securities and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risks associated with these investment securities are managed through debt issuance.
Forward Settlements — There were no forward settled securities to be recorded at December 31, 2006 or at December 31, 2005.
Anticipated Debt Issuance — The FHLBNY enters into interest-rate swaps on the anticipated issuance of debt to “lock in” a spread between the earning asset and the cost of funding. The swap is terminated upon issuance of the debt instrument, and amounts reported in accumulated other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.
Intermediation — To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties. This intermediation allows smaller members access to the swap market. The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net impact of the accounting for these derivatives does not significantly affect the operating results of the FHLBNY.

Federal Home Loan Bank of New York
Notes to Financial Statements
Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of derivatives in which the FHLBNY was an intermediary was $50 million and $130 million as of December 31, 2006 and 2005. The notional principal of derivatives designated as economic hedges was $175 million and $5 million at December 31, 2006 and 2005. Fair values of derivatives designated as economic hedges or derivatives in which the Bank acted as an intermediary were not material at December 31, 2006 and 2005. Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.
The FHLBNY is not a derivative dealer and does not trade derivatives for short-term profit.
Credit Risk — The FHLBNY is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The FHLBNY transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBNY manages counterparty credit risk through credit analysis and collateral requirements and by following the requirements set forth in Finance Board’s regulations.
The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments, but it does not measure the credit risk exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors if the counterparty defaults and the related collateral, if any, is of insufficient value to the FHLBNY.
The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives. When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure, less collateral held, represents the appropriate measure of credit risk. Substantially all derivative contracts are subject to master netting agreements or other right of offset arrangements. At December 31, 2006 and 2005, the Bank’s maximum credit risk, as defined above, was approximately $224.8 million and $19.2 million without recognition of collateral held by the FHLBNY. These totals included $242.8 million and $26.4 million of net accrued interest receivable. In determining maximum credit risk, the FHLBNY considers accrued interest receivables and payables, and the legal right to offset assets and liabilities by counterparty. Exposure to counterparties with a double-A rating was $215.7 million, or 95.9% of aggregate exposure. The remaining exposure was to three counterparties with a single-A rating. The Bank held $124.0 million and $7.3 million in cash as collateral as of December 31, 2006 and 2005. Based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table represented outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006		2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$76,125,220	$(183,808)	$70,724,618	$(594,584)
Cash flow	—	—	788,000	528
Economic	175,000	(253)	5,000	(128)
Interest rate caps/floors
Fair value-Economic	1,237,694	—	1,618,194	(7)
Mortgage delivery commitments
Fair value-Economic	9,497	(35)	657	—
Cash flow	—	—	—	—
Other
Intermediation *	50,000	3	130,000	5

Total	$77,597,411	$(184,093)	$73,266,469	$(594,186)

Total derivatives, excluding accrued interest		$(184,093)		$(594,186)
Accrued interest		301,253		121,517

Net derivative balance		$117,160		$(472,669)

Net derivative asset balance		$224,775		$19,197
Net derivative liability balance		(107,615)		(491,866)

Net derivative balance		$117,160		$(472,669)

*	Classified as economic.
Net realized and unrealized gains and losses on derivatives and hedging activities
As a result of SFAS 133, the FHLBNY recorded the following net gains and losses on derivatives and hedging activities (in thousands):

	Years ended December 31,
	2006	2005	2004
Gains (losses) related to fair value changes — Interest rate swaps	$3,150	$(665)	$15,938
(Losses) gains related to fair value changes — Options	(2,101)	(10,481)	(11,202)
Net interest accruals — Options	7,862	269	8
Gains (losses) related to MPF — Economic hedges	22	(582)	(57)
Gains (losses) — Economic hedges	163	1,509	1,704
Net interest accruals — Economic hedges	580	484	1,883

Net gains (losses) on derivatives and hedging activities	$9,676	$(9,466)	$8,274

*	Economic hedges include intermediation and swaps not qualifying for hedge accounting under SFAS133.
Interest accruals associated with hedges are allocated by category in the table above to conform to current period classification to more precisely match gains and losses from hedging activities. This reclassification has no impact on the net gains (losses) on derivatives and hedging activities.

Federal Home Loan Bank of New York
Notes to Financial Statements
Gains and losses from hedging activity are reflected in Other income (loss). Ineffectiveness from hedges designated as cash flow hedges was inconsequential for all periods reported.
Amortization of basis resulting from modified advance hedges amounted to gains of $2.1 million, $3.6 million, and $3.8 million for the years ended December 31, 2006, 2005 and 2004.
Cash Flow hedges
There were no material amounts for the years ended December 31, 2006, 2005 and 2004 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. The balances in accumulated other comprehensive income from cash flow hedges represented net unrealized losses of $4.8 million at December 31, 2006 and net unrealized gains of $5.4 million at December 31, 2005. Over the next 12 months, it is expected that about $0.3 million in net gains recorded in accumulated other comprehensive income at December 31, 2006 will be recognized in earnings. The remaining amount, representing unrealized losses of $5.1 million, are expected to be recognized as losses over the next 10 years. No cash flow hedges were outstanding at December 31, 2006.
Note 20. Estimated fair values
The following estimated fair value amounts have been determined by the FHLBNY, using available market information and the FHLBNY’s judgment of appropriate valuation methods. These estimates were based on pertinent information available to the FHLBNY as of December 31, 2006 and 2005. Although the FHLBNY uses its judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBNY’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBNY as a going concern, which would take into account future business opportunities.
The Bank has not early adopted SFAS 157, “Fair Value Measurements.”
Cash and due from banks
The estimated fair value approximates the recorded book balance.
Interest-bearing deposits and Federal funds sold
To estimate the fair values, the cash flows are discounted using the appropriate market rates for the applicable maturity.
Investment securities
The estimated fair value is derived from an external pricing service, excluding accrued interest, as of the last business day of the period. For a small number of securities where external pricing is not available, the FHLBNY computes fair values using a combination of market information (pricing and spreads) as inputs to standard option valuation models.

Federal Home Loan Bank of New York
Notes to Financial Statements
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
Derivative assets and liabilities
The FHLBNY estimated fair values of derivatives based on the present value of expected cash flows. The fair values are netted by counterparty where the legal right of offset exists. If these netted amounts are positive, they are classified as an asset and if negative, a liability.
Deposits
The FHLBNY determines estimated fair values of deposits by calculating the present value of expected future cash flows from the deposits. The discount rates used in these calculations are the current cost of deposits with similar terms.
Consolidated obligations
The FHLBNY estimates fair values based on the cost of raising comparable term debt and prices its bonds off of the current consolidated obligations market curve. Their fair values are computed using standard option valuation models using the market data. The estimated cost of issuing debt includes non-interest selling costs.
Mandatorily redeemable capital stock
The FHLBNY considers the fair value of capital subject to mandatory redemption, as the redemption value of the stock, which is generally par plus accrued estimated dividend. The FHLBank’s have a cooperative structure. Stock can only be acquired by members at par value and redeemed at par value. Stock is not traded publicly and no market mechanism exists for the exchange of stock outside the cooperative structure.

Federal Home Loan Bank of New York
Notes to Financial Statements
The carrying values and estimated fair values of the FHLBNY’s financial instruments as of December 31, 2006, were as follows (in thousands):

	December 31, 2006
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	FairValue
Assets
Cash and due from banks	$38,850	$—	$38,850
Interest-bearing deposits	5,591,077	62	5,591,139
Federal funds sold	3,661,000	17	3,661,017
Held-to-maturity securities	11,251,098	(81,329)	11,169,769
Advances	59,012,394	(55,450)	58,956,944
Mortgage loans	1,483,419	(24,284)	1,459,135
Accrued interest receivable	406,123	—	406,123
Derivative assets	224,775	—	224,775
Other financial assets	2,105	6	2,111
Liabilities
Deposits	2,389,528	1	2,389,529
Consolidated obligations:
Bonds	62,042,675	(184,723)	61,857,952
Discount notes	12,191,553	(1,229)	12,190,324
Mandatorily redeemable capital stock	109,950	—	109,950
Accrued interest payable	735,215	—	735,215
Derivative liabilities	107,615	—	107,615
Other financial liabilities	52,506	—	52,506
The carrying values and estimated fair values of the FHLBNY’s financial instruments as of December 31, 2005, were as follows (in thousands):

	December 31, 2005
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	FairValue
Assets
Cash and due from banks	$22,114	$—	$22,114
Interest-bearing deposits	8,699,107	(1,205)	8,697,902
Federal funds sold	2,925,000	28	2,925,028
Held-to-maturity securities	9,566,441	(36,867)	9,529,574
Advances	61,901,534	(122,412)	61,779,122
Mortgage loans	1,466,943	(21,503)	1,445,440
Accrued interest receivable	377,253	—	377,253
Derivative assets	19,197	—	19,197
Other financial assets	1,074	—	1,074
Liabilities
Deposits	2,657,662	(2)	2,657,660
Consolidated obligations:
Bonds	56,768,622	(178,235)	56,590,387
Discount notes	20,510,525	(3,115)	20,507,410
Mandatorily redeemable capital stock	18,087	—	18,087
Accrued interest payable	498,318	—	498,318
Derivative liabilities	491,866	—	491,866
Other financial liabilities	54,638	—	54,638

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 21. Commitments and contingencies
As described in Note 13, the FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. Neither the FHLBNY nor any other FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception in FIN 45. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2006 and 2005, respectively.
Commitments for additional advances totaled approximately $21.2 billion and $20.9 billion as of December 31, 2006 and 2005. Commitments are conditional, and were for periods of up to twelve months. Extension of credit under these commitments is subject to certain collateral requirements and other financial criteria at the time the commitment is drawn upon. Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its description, permit the member to finance repayment of their obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $331.1 million and $238.3 million as of December 31, 2006 and 2005, respectively and had original terms of up to fifteen years, with a final expiration in 2019. Standby letters of credit are fully collateralized at the time of issuance. Unearned fees on standby letters of credit are recorded in other liabilities and were not significant as of December 31, 2006 and 2005. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit.
Under the MPF program, the Bank was unconditionally obligated to purchase $9.5 million and $0.7 million in mortgage loans at December 31, 2006 and 2005. Commitments are generally for periods not to exceed 45 days. Under the provision of SFAS 149, “Amendment of Statements 133 on Derivatives Instruments and Hedging Activities,” such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $223.9 million and $379.8 million as of December 31, 2006 and 2005.
The FHLBNY generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure. As of December 31, 2006 and 2005, the Bank had pledged cash collateral of $0 and $244.8 million to derivative counterparties, and these amounts were reported in assets and included in interest-bearing deposits. At December 31, 2006 and 2005, the FHLBNY was exposed to credit risk associated with outstanding derivative transactions measured by the replacement cost of derivatives in a gain position. The Bank’s credit exposure was mitigated by cash collateral of $124.0 million and $7.3 million delivered by derivatives counterparties and held by the Bank as interest-bearing deposit liabilities at December 31 2006 and 2005.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY charged to operating expenses net rental costs of approximately $3.1 million, $3.0 million, and $3.0 million for years ended December 31, 2006, 2005 and 2004. Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.
The following table summarizes contractual obligations and other commitments as of December 31, 2006 (in thousands):

	Payments due or expiration terms by period
	Less than	One year	Four years	Greater than
	One year	to three years	to five years	five years	Total
Contractual Obligations
Consolidated obligations — bonds at par	$25,888,510	$26,465,630	$5,353,600	$4,497,900	$62,205,640
Mandatorily redeemable capital stock[1]	43,184	29,109	30,679	6,978	109,950
Premise and equipment (rental and lease obligations)	2,902	4,985	4,346	13,134	25,367

Total contractual obligations	25,934,596	26,499,724	5,388,625	4,518,012	62,340,957

Other contractual obligations
Standby letters of credit	270,772	30,780	19,643	9,855	331,050
Consolidated obligations bonds traded not settled	320,000	—	—	—	320,000
Unused lines of credit and other conditional commitments	21,152,464	—	—	—	21,152,464
Firm commitment — advances	8,500	—	—	—	8,500
Open delivery commitments	9,497	—	—	—	9,497

Total other contractual obligations	21,761,233	30,780	19,643	9,855	21,821,511

Total commitments	$47,695,829	$26,530,504	$5,408,268	$4,527,867	$84,162,468

[1]	Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.
The FHLBNY does not anticipate any credit losses from its off-balance sheet commitments and accordingly no provision for losses is required.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY has a unique cooperative structure and is owned by member institutions located within a defined geographic district. The Bank’s market is the same as its membership district which are New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. Institutions that are members of the FHLBNY must have their principal places of business within this market, but may also operate elsewhere. The FHLBNY’s primary business is making low-cost, collateralized loans, known as “advances,” to its members. Members use advances as a source of funding to supplement their deposit-gathering activities. As a cooperative, the FHLBNY prices advances at minimal net spreads above the cost of its funding to deliver maximum value to members. Advances to large members constitute a significant percentage of FHLBNY’s advance portfolio and its source of revenues.
The FHLBNY’s total assets and capital could significantly decrease if one or more large members were to withdraw from membership or decrease business with the Bank. Members might withdraw or reduce their business as a result of consolidating with an institution that was a member of another FHLBank, or for other reasons. The FHLBNY has considered the impact of losing one or more large members. In general, a withdrawing member would be required to repay all indebtedness prior to the redemption of its capital stock. Under current conditions, the FHLBNY does not expect the loss of a large member to impair its operations, since the FHLBank Act of 1999 does not allow the FHLBNY to redeem the capital of an existing member if the redemption would cause the FHLBNY to fall below its capital requirements. Consequently, the loss of a large member should not result in an inadequate capital position for the FHLBNY. However, such an event could reduce the amount of capital that the FHLBNY has available for continued growth. This could have various ramifications for the FHLBNY, including a possible reduction in net income and dividends, and a lower return on capital stock for remaining members.
The top five advance holders at December 31, 2006 and 2005, and associated interest income for the years then ended are summarized as follows (in thousands):

	December 31, 2006
			Par	Percent of	Interest
	City	State	Advances	Total **	Income
Hudson City Savings Bank *	Paramus	NJ	$8,873,000	15.0%	$289,348
New York Community Bank *	Westbury	NY	7,878,877	13.4	315,626
HSBC Bank USA, National Association	New York	NY	5,009,503	8.5	260,749
Manufacturers and Traders Trust Company	Buffalo	NY	3,423,231	5.8	188,514
Astoria Federal Savings and Loan Assn.*	Long Island City	NY	2,480,000	4.2	114,426

Total			$27,664,611	46.9%	$1,168,663

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

**	Percentage calculated on par value of advances.

	December 31, 2005
			Par	Percent of	Interest
	City	State	Advances	Total**	Income
New York Community Bank *	Westbury	NY	$6,476,364	10.5%	$263,161
HSBC Bank USA, National Association	New York	NY	5,008,817	8.1	167,798
Hudson City Savings Bank *	Paramus	NJ	4,300,000	7.0	139,769
North Fork Bank	Mattituck	NY	4,075,015	6.6	261,795
Manufacturers and Traders Trust Company	Buffalo	NY	3,653,730	5.9	138,552

Total			$23,513,926	38.1%	$971,075

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

**	Percentage calculated on par value of advances.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table summarizes advance interest income from the top five members and non-members for the year ended December 31, 2004 (in thousands):

December 31, 2004
New York Community Bank	$196,510
GreenPoint Bank	145,738
Independence Community Bank	131,164
Washington Mutual Bank	60,887
HSBC Bank USA	35,507

Total	$569,806

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer Patrick A. Morgan, at December 31, 2006. Based on this evaluation, they concluded that as of December 31, 2006, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on
Form 10-K and incorporated herein by reference.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The Federal Housing Board is responsible under the Federal Home Loan Bank Act for appointing six directors to the Board of Directors of the FHLBNY. The remaining eleven directors on the Board of Directors are elected by the FHLBNY’s membership. As of the date of this filing, four appointed Director seats remain unfilled by the FHFB.
The following table sets forth information regarding each of the directors of the FHLBNY as of the date of this annual Report on Form 10-K. With the exception of Mr. Mroz, each director has been engaged in the principal occupation described below for at least five years.

			Expiration
		Director	of Term
Name	Age	Since	December 31,	Elected	Appointed
George L. Engelke, Jr.	68	1999	2007	x
Anne E. Estabrook	62	2004	2007		x
Joseph R. Ficalora	60	2005	2007	x
Carl A. Florio	58	2006	2008	x
James A. Fulmer	55	2007	2009	x
José R. González	52	2004	2009	x
Ronald E. Hermance Jr.	59	2005	2007	x
David W. Lindstrom	67	2003	2008	x
Katherine J. Liseno	61	2004	2009	x
Kevin J. Lynch	60	2005	2007	x
Richard S. Mroz	45	2002	2007		x
John M. Scarchilli	55	2006	2009	x
George Strayton	63	2006	2008	x
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
Ms. Estabrook is owner of Elberon Development Co. in Cranford, NJ. It, together with affiliated companies, owns approximately two million square feet of rental property, primarily industrial. She is immediate past chairman of the New Jersey Chamber of Commerce and continues to serve on its executive committee and chairs its nominating committee. She previously served as a director on the boards of Summit Bank, United Jersey Bank, Constellation Bancorp, and the National State Bank of Elizabeth. Ms. Estabrook also served as a member of the Lay Board of the Delbarton School in Morristown for 15 years, including five years as chair. Ms. Estabrook currently is a member of the Board of Trustees of Catholic Charities and on the Board of Overseers of the Weill Cornell Medical School. She is also on the Board of Trustees at Monmouth Medical Center and serves on its Executive, Community Action, Finance, Strategic Planning, and Children’s Hospital Committees.

Mr. Ficalora is Chairman, President and Chief Executive Officer and a Director of New York Community Bancorp, Inc., having joined in 1965. Mr. Ficalora has also served as Chairman of New York Community Bancorp, Inc. and New York Community Bank. A graduate of Pace University with a degree in business and finance, Mr. Ficalora provides leadership to several professional banking organizations. In addition to serving as a member of the Executive Committee and as Chairman of the former Community Bankers Association of New York State, Mr. Ficalora is a Director of the New York State Bankers Association. He serves as a member of the Federal Reserve Bank Thrift Institutions Advisory Council and President and Director of the Asset Management Fund Large Cap Equity Institutional Fund. In addition, Mr. Ficalora serves on the Board of Directors of the RSI Retirement Trust. In recent years, Mr. Ficalora has also been Chairman of the Board of the New York Savings Bank Life Insurance Fund and President of the Metropolitan Division — Auditors & Comptrollers, and has served as a director of Computhrift Corporation. Mr. Ficalora is also an active participant in community affairs. A member of the Board of Directors of the Queens Chamber of Commerce since 1990 and has been a member of its Executive Committee since April 1992. In addition, Mr. Ficalora is President of the Queens Library Foundation Board, and serves on the Boards of Directors of the Queens Borough Public Library, the Queens College Foundation, the Queensborough Community College Fund, the New York Hall of Science, Flushing Cemetery, and Forest Park Trust and on the Advisory Council of the Queens Museum of Art.
Mr. Florio was appointed Counsel to the President & CEO of First Niagara Financial Group, Inc. in August 2006. He previously served as the Eastern New York Regional President of First Niagara Financial Group, Inc. from 2005 until August 2006. Mr. Florio was selected to be the President & CEO of Hudson River Bank & Trust Co. from 1996 and served in that capacity until the merger of Hudson River Bank & Trust Co. into First Niagara Financial Group, Inc. in 2005. From 1993 to 1996, he served as HRBT’s Chief Financial Officer. Mr. Florio’s earlier work experience included several years as a partner in the accounting firm of Pattison, Koskey, Rath & Florio, where he specialized in auditing commercial banks and savings institutions throughout the Hudson Valley. Mr. Florio has also been active in many professional and community service organizations. He is currently a board member of Hudson River Bank & Trust Company Foundation, State University of New York at Albany Foundation, Fuller Road Management, Columbia-Greene Community College Foundation, Columbia Children’s Center and AAA Hudson Valley. Mr. Florio is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York at Albany.
Mr. Fulmer is Chairman, President and Chief Executive Officer of The Bank of Castile, and President of Tompkins Trustco, Inc., its parent company. He has served as a director of The Bank of Castile since 1988 and has been its Chairman since 1992 and is currently its President and Chief Executive Officer. Mr. Fulmer also has served as a director and President of Tompkins Trustco, Inc. since 2000. Before joining the Bank of Castile, Mr. Fulmer held various executive positions with Fleet Bank of New York (formerly known as Security New York State Corporation and Norstar Bank) for approximately 12 years. He is an active community leader, serving as a member of the Board of Directors of the Erie & Niagara Insurance Association, United Memorial Medical Center in Batavia and the Genesee County Economic Development Center. Mr. Fulmer currently serves on the Government Relations Committee of the American Bankers Association. He is a former director of the Monroe Title Corporation and the Catholic Heath System of Western New York. Mr. Fulmer is also a former president of the Independent Bankers Association of New York State and a former member of the Board of Directors of the New York Bankers Association.

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
Mr. Hermance, Chairman, President and CEO of Hudson City Savings Bank, Paramus, New Jersey has 18 years of service with the Hudson City Savings Bank. He joined Hudson City as Senior Executive Vice President and Chief Operating Officer and was also named to the Board of Directors. In 1997, he was promoted to President, and on January 1, 2002, he became Chief Executive Officer. On January 1, 2005, Mr. Hermance assumed the title of Chairman in addition to President and Chief Executive Officer. Mr. Hermance carries similar titles in Hudson City Bancorp, the parent company, which trades on NASDAQ. Mr. Hermance serves on the Board of New Jersey League of Community Bankers and is Vice-Chairman of the Valley Hospital Board of Trustees.
Mr. Lindstrom (Vice Chair) is President, Chief Executive Officer, and Director of Franklin Savings Bank of Woodstown, NJ, which he joined in 1981. He has served on the New Jersey League’s Board of Governors and as its chair. He is currently a member of the New Jersey League’s Government Affairs Council, the Legislative and Regulatory Affairs Committee, and a director of the League’s subsidiary Banker’s Cooperative Group, Inc. Mr. Lindstrom is on America’s Community Bankers Government Affairs Committee and is a member of the Pentegra Services Group Defined Benefit Board of Directors. He has also served as Director and chair of the Pentegra Services Group Defined Contribution Board of Directors and serves as Chair of Pentegra Services Inc Board of Directors (PSI). In addition, he has served as a director and chairman of the Philadelphia Federal Reserve Thrift Council and serves as chair of America’s Community Bankers Directors Publication Advisory Group.
Ms. Liseno has been President and Chief Executive Officer of Metuchen Savings Bank since 1979, having begun her career with the bank in 1962. She is a SAPEC trustee, a member of the New Jersey League’s Legislative and Regulatory Affairs Committee and the Policy Review Task Force and is currently serving on the Board of the Thrift Institutions Community Investment Corp. (TICIC). She previously served on the New Jersey League’s Executive Committee, the Committee on Examination and Supervision, and the boards of the Thrift Institutions Community Investment Corporation and the League’s subsidiary Banker’s Cooperative Group. She is also past president of the Central Jersey Savings League. In addition, she previously served on the Board of Governors as the past chairman of the New Jersey League of Community Bankers.
Mr. Lynch is Chairman, President and Chief Executive Officer of Oritani Savings Bank headquartered in the Township of Washington, New Jersey. Mr. Lynch is a former Chairman of the New Jersey League of Community and Savings Bankers and served as a member of its Board of Governors for several years, and on the Board of Thrift Institutions Community Investment Corp. (TICIC), Mr. Lynch is a member of the Professional Development and Education Committees of America’s Community Bankers. He is a member of the Board of Directors of the Pentegra Financial Institutions Retirement Fund, a member of the American Bar Association and a former member of the Board of Directors of Bergen County Habitat for Humanity. Mr. Lynch is also a member of the Board of Directors of the Hackensack Main Street Business Alliance. Prior to appointment to his current position at Oritani Savings Bank in 1993, Mr. Lynch was Vice President and General Counsel of a leasing company and served as a director of Oritani Savings Bank. Mr. Lynch earned a Juris Doctor degree from Fordham University, an LLM degree from New York University, an MBA degree from Rutgers University and a BA in Economics from St. Anselm’s College.

Mr. Mroz, of Haddonfield, New Jersey, is a government and public affairs consultant and lawyer. Until December 31, 2006, Mr. Mroz was Of Counsel in the law firm of Stradley Ronon Stevens & Young, LLP. On January 1, 2007, he became president of Salmon Ventures, Ltd. He also maintains a private law practice. Mr. Mroz represents clients in the utility, real estate, insurance and banking industries for federal, state, and local regulatory, administrative, and legislative matters. He has a distinguished record of community and public service. Mr. Mroz is the former Chief Counsel to New Jersey Governor Christine Todd Whitman serving in that position in 1999 and 2000. Prior to that he served in various capacities in the Whitman Administration, including Special Counsel, Director of the Authorities, and member of the Governor’s Transition Team. He served as County Counsel for Camden County, New Jersey, from 1991 to 1994. Mr. Mroz is also active in community affairs, serving on the board of directors for the New Jersey Alliance for Action and Volunteers for America, Delaware Valley. In addition to serving on the Home Loan Bank Board of Directors, Mr. Mroz currently serves as counsel to the Atlantic City Hotel and Lodging Association and the New Jersey Conference of Mayors, and was former counsel to the Delaware River Bay Authority. He is also the solicitor for the Waterford Township, N.J., planning board. He is also a frequent commentator on Philadelphia radio and TV regarding election and political issues.
Mr. Scarchilli is President and CEO of Pioneer Savings Bank headquartered in Troy, New York and is a member of the Board of Trustees. Mr. Scarchilli is a graduate of Hudson Valley Community College in Troy and has a Bachelor’s Degree in Accounting from Siena College. Mr. Scarchilli also serves as President, CEO and Director of Pioneer Commercial Bank, a wholly owned subsidiary of Pioneer Savings Bank. He is also a Director of the New York Bankers Association (formerly the Community Bankers Association of New York State) as well as Vice Chairman of the Association in 2007. He is a Director of America’s Community Bankers, a national banking trade organization, and Chairman of their Professional Development/Education Committee. Mr. Scarchilli is also a member of the Banking Board of New York State. Mr. Scarchilli serves on numerous not-for-profit boards in the local community. He is a Director of The Business Development Center, a privately funded economic development entity in Rensselaer County, as well as the Center for Economic Growth (CEG) and the Albany-Colonie Regional Chamber of Commerce. He is Chairman of The Northeast Health Foundation Board and also serves on the Board of the parent company, Northeast Health, which consists of local hospitals and elder care facilities. Additionally he serves as a member of the Audit and Compliance Committee of Ordway Research Institute.
Mr. Strayton is President and Chief Executive Officer of Provident Bank, an independent full service community bank with $2.6 billion in assets, headquartered in Montebello, N.Y. Founded in 1888, Provident Bank provides a wide array of financial products and services to individuals and businesses. Mr. Strayton joined Provident Bank in 1982 and was named President and CEO in 1986. He joined Provident Bank after 18 years with Bankers Trust Company. Under Mr. Strayton’s leadership, the bank has grown from six branches with assets of $288 million to 33 branches and $2.6 billion in assets. The bank currently operates branches in Rockland, Orange, Sullivan, Ulster and Putnam Counties in New York and one office in Bergen County, New Jersey. The bank converted to a fully public company in 2004. Provident Bank’s dramatic growth has been fueled by a series of key strategic acquisitions, including The National Bank of Florida in 2002, and Ellenville National Bank and Warwick Community Bancorp, Inc., both in 2004. This rapid growth made Provident Bank the market leader in both Rockland and Orange Counties. In the fiscal year ending September 30, 2004, the bank raised $196 million in capital from a second-step stock conversion to a fully public company. The Warwick Community Bancorp, Inc. acquisition was the bank’s largest ever, securing approximately $300 million in loans, $500 million in deposits and another nine branches. For the past 23 years, Mr. Strayton has spearheaded an active community presence for Provident Bank. Mr. Strayton is currently a director of the New York Bankers Association and a board member of America’s Community Bankers. He also serves as a director of Orange & Rockland Utilities and the New York Business Development Corporation. Mr. Strayton’s career also includes six years as a director for the Federal Home Loan Bank of New York and chairmanships of the Community Bankers Association of New York State, Rockland Business Association, Rockland County Boy Scouts of America, and Rockland United Way among other local organizations. Mr. Strayton has served as a Trustee at St. Thomas Aquinas College and Nyack Hospital, Chairman of the Board for The United Way, and Chairman for the Boy Scouts of Rockland County. He has also served on the board of directors of Jawonio and the Historical Society of Rockland County.

In addition, three directors left the Board during 2006. Information about these Directors is below:
Kenneth J. Abt’s term as Director expired on December 31, 2006. Mr. Abt, 64, was an elected Director since 1998. He is Chairman, President, and Chief Executive Officer of First Federal Savings of Middletown, Orange County, NY. He joined the staff of First Federal in 1964 and became President in 1973. He has served as chair of the New York League of Savings Institutions, chair of First Monetary Mutual Limited, vice chair of the Federal Savings and Loan Advisory Council, and director of The Center for Financial Studies at Fairfield University. Mr. Abt is currently a director of the New York State Bankers Association, America’s Community Bankers, the College Council at SUNY New Paltz, and Smiley Bros, Inc. (Mohonk Mountain House).
Sanford A. Belden retired from the Board on July 31, 2006. Mr. Belden, 64, was an elected Director since 2004. He is a consultant to Community Bank System, Inc., a New York Stock Exchange listed, full service bank and financial services company headquartered in DeWitt, New York (a suburb of Syracuse), with 132 offices in New York and Pennsylvania and $4.4 billion in assets. Until July 31, 2006, Mr. Belden was President and Chief Executive Officer of Community Bank, N.A., DeWitt, New York. He holds B.S., M.S. and Ph.D. degrees from Purdue University. A few of his many present affiliations include the American Red Cross Board of Governors in Washington, Crouse Health Foundation, and New York Bankers Association.
Harry P. Doherty retired from the Board on May 31, 2006. Mr. Doherty, 64, was an elected Director since 2000. He was Chairman and Chief Executive Officer of SI Bank & Trust since 1990, joining with the bank in 1966. In 2004, SI Bank & Trust merged into Independence Community Bank (“ICB”), and in 2006, ICB merged into Sovereign Bank where he currently serves on Sovereign’s Regional Advisory Board. Mr. Doherty is also a Director of Savings Bank Life Insurance USA and Chair of the SI Bank & Trust Foundation. He is also past Chair and Director of America’s Community Bankers. Mr. Doherty has previously served as Chair of the Community Bankers Association of New York State, and has previously served as Chair of Institutional Investors Mutual Funds, Inc., and as a director of the MSB Fund.
Executive Officers
The following sets forth the executive officers of the FHLBNY at December 31, 2006 and as of the date of this report:

			Employee of
Executive officer	Position held	Age	bank since
Alfred A. DelliBovi	President & Chief Executive Officer	60	11/30/92
James A. Gilmore	Senior Vice President & Head of Marketing & Sales	59	02/14/84
Robert R. Hans	Senior Vice President & Head of Technology & Support Services	57	01/03/72*
Paul B. Héroux	Senior Vice President & Head of Member Services	48	02/27/84
Peter S. Leung	Senior Vice President & Chief Risk Officer	51	01/20/04
Patrick A. Morgan	Senior Vice President & Chief Financial Officer	66	02/16/99
Kevin M. Neylan	Senior Vice President of Strategic & Organizational Performance	49	04/30/01
Craig E. Reynolds	Senior Vice President & Head of Asset Liability Management	57	06/27/94

*	Rehired 9/16/75

Alfred A. DelliBovi was elected President of the Federal Home Loan Bank of New York in November 1992. As President, he serves as the Chief Executive Officer and directs the Bank’s overall operations to facilitate the extension of credit products and services to 293 neighborhood-based lenders. Mr. DelliBovi is a member of the Pentegra Group Defined Contribution Plan Board of Directors. Previously, Mr. DelliBovi served as Deputy Secretary of the U.S. Department of Housing and Urban Development, from 1989 until 1992. In May 1992, President Bush appointed Mr. DelliBovi Co-Chairman of the Presidential Task Force on Recovery in Los Angeles. Mr. DelliBovi served as a senior official at the U.S. Department of Transportation in the Reagan Administration, was elected to four terms in the New York State Assembly, and earned a Master of Public Administration degree from Bernard M. Baruch College, City University of New York.
James A. Gilmore was appointed Head of Marketing and Sales in April 2004. He joined the Bank in 1984 after almost ten years with the Federal Reserve Bank of New York. During his 22 years at the FHLBNY, Mr. Gilmore has served in several positions, most recently as Head of Marketing and Sales and the senior officer in charge of correspondent banking and Business Risk Team.
Robert R. Hans was named Head of Technology and Support Services in April of 2004; in this role, he is responsible for Information Technology and Corporate Services. Mr. Hans has been with the FHLBNY for more than 30 years, primarily in management positions in bank operations and technology.
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
Kevin M. Neylan is Head of Strategy and Organizational Performance. Mr. Neylan joined the FHLBNY in April 2001 and is responsible for developing and overseeing execution of the Bank’s business strategy. He is also responsible for leading the Bank’s human resources and legal functions. Mr. Neylan had approximately twenty years experience in the financial services industry prior to joining the Bank. He was a partner in the financial service consulting group of one of the Big Four accounting firms and also holds an M.S. in corporate strategy from the MIT Sloan School of Management.
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
Audit Committee
The Audit Committee of the FHLBNY’s Board of Directors is primarily responsible for overseeing the services performed by the FHLBNY’s independent registered public accounting firm and internal audit department, evaluating the FHLBNY’s accounting policies and its system of internal controls and reviewing significant financial transactions. Current members of the Audit Committee are: Carl A. Florio (Chair), George L. Engelke, Jr., Anne Evans Estabrook, Joseph R. Ficalora, José R. González, Katherine J. Liseno and John M. Scarchilli.
Audit Committee Financial Expert
The FHLBNY’s Board of Directors has determined that José R González of the FHLBNY’s Audit Committee qualifies as an “audit committee financial expert” under Item 407 (d) of Regulation S-K but is not considered “independent” as the term is defined by Rule 10A-3(b)(1) promulgated under the Securities Exchange Act and the rules of the New York Stock Exchange.
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

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Introduction
The mission of the Federal Home Loan Bank of New York (“Bank”) is to advance housing opportunity and local community development by maximizing the capacity of our community-based member-lenders to serve their markets.
The Bank meets its mission by providing our members with access to economical wholesale credit and technical assistance through our credit products, mortgage finance programs, housing and community development programs and correspondent services intended to increase the availability of home finance to families of all incomes.
To achieve the foregoing, the Bank seeks to recruit and retain only competent and talented individuals to achieve the Bank’s mission, and to keep its work force to a small group. In this regard, the Bank was staffed by, as of December 31, 2006, 232 employees, a relatively small workforce for a New York City-based financial institution that had, as of that date, $81.7 billion in assets. Therefore, all employees, and particularly senior and middle management, are frequently required to perform in multiple areas using multiple skill sets.
In addition, the Bank operates in a very competitive market for financial talent. Without the ability to attract, motivate and retain this talent, the ability of the Bank to fulfill its mission would be in jeopardy. The Bank’s compensation strategy acknowledges its environment and addresses the fact that a substantial number of our competitors for talent offer highly attractive compensation and benefits packages that include elements which are not offered at the Bank, such as long-term incentive plans and stock options.
In response to the uniquely challenging environment that the Bank operates in, compensation and benefits at the Bank consist of three components: (a) cash compensation (i.e., base salary and a “variable” or “at risk” short-term incentive compensation plan); (b) retirement-related benefits (i.e., defined benefit and defined contribution plans) and (c) other benefits.
This Compensation Discussion and Analysis (“CD&A”) provides information related to the Bank’s compensation program provided to its named executive officers (or “NEOs”) for 2006 — that is, the Bank’s Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and the three most highly-compensated executive officers other than the PEO and PFO. The information includes, among other things, the objectives of the Bank’s compensation program and the elements of compensation the Bank provides to its NEOs (and other employees).

I. Objectives of the Bank’s compensation and benefits program
The Bank’s compensation and benefits program (“Program”) consists of base salary, a short-term incentive compensation plan, a defined benefit plan, a defined contribution plan, medical, life and other insurance coverage, and other incidental benefits.
The objectives of the Bank’s Program are:
•	to help motivate employees to achieve superior results for the Bank, and

•	to provide a strategy that allows the Bank to compete for, and retain, talent that otherwise might be lured away from the Bank.
The Program is, for the most part, applicable to all Bank employees, including NEOs. However, two major Program elements are available only to a subset of employees: 1) participation in the short-term incentive compensation plan is offered to all exempt (non-hourly) employees (here, it should be noted that exempt employees constituted 81% of all Bank employees as of year-end 2006); and 2) non-qualified defined contribution and defined benefit plans are offered to employees at the rank of Vice President and above who exceed income limitations established by the Internal Revenue Service (“IRS”) for three out of five consecutive years and who are also approved for inclusion by the Bank’s Benefit Equalization Plan Committee (“BEP Committee”).
Management’s role with respect to compensation issues is limited to administering Board-approved programs and providing proposals for the consideration of the Board’s Compensation and Human Resources Committee (“Committee”). No member of Bank management serves on the Board or any Board Committee. In turn, this Committee makes decisions or provides recommendations for the Bank’s Board to consider. Among the Committee’s main responsibilities are the responsibilities to:
1.	review and recommend to the Board changes regarding the Bank’s compensation and benefits programs for employees and retirees;

2.	review and approve individual performance ratings and related merit increases for the Bank’s Chief Executive Officer and for the other Management Committee members;

3.	review salary adjustments for Bank officers; and

4.	review and approve annually the Bank’s Incentive Compensation Plan (“Plan”), year-end Plan results and Plan award payouts.

The Committee has the sole authority to retain and replace, and approve fees and other retention terms for, (1) any compensation and benefits consultant to be used to assist in the evaluation of Chief Executive Officer’s compensation and (2) any other advisors that it shall deem necessary to assist it in fulfilling its duties. Bank management has used consultants in the past to help the Committee establish the Bank’s compensation and benefits policies and to set up some programs.
The Charter of the Committee is available on the Bank’s web site at www.fhlbny.com.
Policies pertaining to the Bank’s Benefit Equalization Plan (“BEP”) are approved by the Board. A separate committee, called the BEP Committee (a non-Board committee), administers various matters pertaining to the Bank’s BEP including, but not limited to, approving employees as participants of the BEP; approving the payment method of benefits; and the establishment of financing arrangements to pay the obligations of the BEP. The BEP Committee is chaired by the Chair of the Compensation and Human Resources Committee; other members include the Bank’s Chief Financial Officer, Director of Human Resources, and Executive Compensation and Benefits Officer. The BEP Committee reports its actions to the Compensation and Human Resources Committee by submitting its minutes to the Compensation and Human Resources Committee for review.
II. The compensation program is designed to reward for performance and employee longevity and to compete with compensation programs offered by the Bank’s competitors
The Bank’s Program is designed to reward employees based on Bank and individual performance, and to attract, retain and motivate well-performing employees.
All exempt employees are eligible to receive annual incentive awards through participation in the short-term incentive compensation plan. These awards are based on a combination of Bank performance results and individual performance results. The better the Bank and/or the employee perform, the higher the employee’s potential award is likely to be. In addition, the better the employee’s performance, the greater the employee’s annual salary increase is likely to be.
The Bank’s defined benefit and defined contribution plans are designed to reward employees for continued strong performance over their careers — the longer an employee works at the Bank, the greater the benefit amount the employee is likely to accumulate.
The Bank is prohibited by law from offering equity-based compensation, and the Bank does not offer long-term incentives. However, many competitors in our marketplace do offer these programs. As such, another objective of the Program is to take into account these realities by offering a benefit package which includes a defined benefit and defined contribution plan to help the Bank effectively compete for talent.

III. The elements of compensation
The compensation mix provided to Bank employees consists of three components: (a) cash compensation (i.e., base salary and a “variable” or “at risk” short-term incentive compensation plan); (b) retirement-related benefits (i.e., defined benefit and defined contribution plans) and (c) other benefits. The Summary Compensation Table included below provides information regarding reportable compensation for each of the Bank’s NEOs.
IV. Explanation of why the Bank chooses to pay each element of compensation
The following is an explanation of why the Bank chooses to pay each element of compensation as described above.
A. Cash Compensation
1. Base Salary
The goal of offering a competitive base salary is to make the Bank successful in attracting, motivating and retaining the talent needed to execute the Bank’s business strategies. Providing the appropriate amount of base salary is critical to achieving this objective.
To help in identifying the appropriate amount of base salary, the Bank generally retains an independent consulting firm annually to match approximately one-third of its officer (and certain non-officer) positions and salaries to positions and salaries at other comparable financial institutions. For most positions, the Bank’s practice has been to match compensation at the 50th percentile of the compensation data reported for comparable financial institutions by the outside consultant. These comparable financial institutions have included mortgage banks, regional commercial banks and thrift institutions. Where data is not available for certain positions from comparable financial institutions, the Bank’s practice has been to match compensation at the upper quartile (75th percentile) as compared with other Home Loan Banks. As a result of these “matches”, base salaries can be increased, held at the same level, or decreased.
In addition, a performance-based merit increase program exists for all employees that can have an impact on base salary. Generally speaking, employees receive merit increases on an annual basis. The amount of the merit increase is based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for that year. In 2006, merit-related officer salary increases ranged from 3.7% to 4.7%, depending on the employee’s performance rating.

2. Short-Term Incentive Plan (“Incentive Plan”)
The objective of the Bank’s Incentive Plan is to motivate exempt employees on an annual basis to perform at a high level and take actions that support the Bank’s strategies and lead to the attainment of the Bank’s business plan and fulfillment of its mission. It is also recognized that most, if not all, financial firms in the Bank’s labor market provide their employees with annual short-term incentives. For the Bank not to offer this element of compensation would put it at a distinct disadvantage with respect to its competitors for new talent as well as pose a challenge with respect to the retention of key employees.
Incentive Plan participants have two types of performance measures that impact on their Incentive Plan award. The first type involves Bankwide performance goals and the second type involves individual performance goals (which can include work performed as part of a group) as established and measured through the annual performance evaluation process.
The Bank’s Incentive Plan Bankwide goals for 2006, which were all approved at the Board level, were 1) Dividend Capacity from Income; 2) Enterprise Risk Management Structure; and 3) Housing and Community Development. A description of these goals is set forth below:
i) Dividend Capacity from Income: This measure is generally defined as net income divided by member-contributed capital stock. The weight of this goal, in proportion to all of the Bankwide goals, is 45%.
ii) Enterprise Risk Management: Risk is measured and quantified in the following four areas: (1) market risk, (2) credit risk, (3) derivative (FAS 133) risk, and (4) operations risk. The weight of this goal, in proportion to all of the Bankwide goals, is 45%. (The rationale for having the Dividend Capacity and Enterprise Risk Management goals weighted equally is to motivate management to take a balanced approach to managing risks and returns).
iii) Housing and Community Development: This goal has the purpose of ensuring the Bank’s achievement of mission-related activities having to do with community development. The weight of this goal is 10% of Bankwide goals.
The Bank believes that employees at higher ranks have a greater impact on the achievement of Bankwide goals than employees at lower ranks. Therefore, employees at higher ranks have a greater weighting placed on the Bankwide performance component of their Incentive Plan award opportunities as opposed to the individual performance component. For the Bank’s Chief Executive Officer and the other Management Committee members (a group that includes all of the NEOs), the overall incentive compensation opportunity is weighted 90% on Bankwide performance goals and 10% on individual performance goals.

The Incentive Plan is administered by the Chief Executive Officer subject to any requirements for review and approval by the Committee that it may establish. In all areas not specifically reserved by the Committee for its review and approval, decisions of the Chief Executive Officer or his designee concerning the Plan shall be binding on the Bank and on all Participants.
When officers are individually evaluated, they receive one of five performance ratings: “Outstanding”; “Exceeds Requirements”; “Meets Requirements”; “Needs Improvement” and “Unsatisfactory”. Incentive Plan participants that are rated as “Exceeds Requirements” or “Outstanding” on their individual performance evaluations receive an additional 3% or 6%, respectively, of their base salary added to their Incentive Plan award.
Incentive Plan awards are only paid to participants who have attained at least an overall performance rating of 3.0 (within the “Meets Requirements” category) on their individual performance evaluations. Participants will receive an individual Incentive Plan award payment even if Bankwide goal results are such that no payments are awarded for the Bankwide portion of the Incentive Plan.
B. Retirement-Related Benefits
The Bank’s qualified and non-qualified defined benefit and contribution plans are intended to help encourage the accumulation of wealth over a long period of time. These benefits are also part of the Bank’s strategy to compete for and retain talent that might otherwise be lured away from the Bank by competing financial enterprises who offer their employees long-term incentives and equity-sharing opportunities — forms of compensation that the Bank does not offer.
i) Qualified Defined Benefit Plan
The Pentegra Defined Benefit Plan for Financial Institutions (“DB Plan”), as adopted by the Bank, is an IRS-qualified defined benefit plan which covers all Bank employees who have achieved four months of service. The DB Plan is part of a multiple-employer defined benefit program administered by Pentegra Services.
The DB Plan provides a benefit of 2.50% of a participant’s highest consecutive 3-year average earnings, multiplied by the participant’s years of benefit service, not to exceed 30 years. Earnings are defined as base salary plus short-term incentives, and overtime, subject to an annual IRS limit.
The IRS limit on earnings for 2006 was $220,000. Annual benefits provided under the DB Plan also are subject to IRS limits, which vary by age and benefit payment option selected. The DB Plan pays monthly annuities, or a lump sum amount available at or after age 59 1/2 calculated on an actuarial basis, to vested participants or the beneficiaries of deceased vested participants. Employees are vested at 20% per year beginning with the second full year of service and become fully vested at the completion of the sixth year of service.
Early retirement is provided for at age 45 and after with an actuarial reduction in benefits. Any participant who retires early and elects to draw pension benefits prior to age 65, and who has a combined age and length of service of at least 70 years (commonly referred to as the “rule of 70”), will realize a reduction of 1.5% to his/her early retirement benefit for each year under age 65. Without the “rule of 70” in place, a participant who retires early and elects to draw pension benefits prior to age 65 would have a 3% reduction in benefit for each year under age 65.

ii) Nonqualified Defined Benefit Portion of the Benefit Equalization Plan
Employees at the rank of Vice President and above who exceed income limitations established by the IRS for three out of five consecutive years and who are also approved for inclusion by the Bank’s BEP Committee are eligible to participate in the BEP, commonly referred to as a “Supplemental Employee Retirement Plan,” a non-qualified retirement plan that in many respects mirrors the DB Plan.
The primary objective of the defined benefit portion of the BEP is to ensure that participants receive the full amount of benefits to which they would have been entitled under the DB Plan in the absence of limits on maximum benefits levels imposed by the IRS.
The defined benefit portion of the BEP utilizes the identical benefit formulas applicable to the Bank’s DB Plan. In the event that the benefits payable from the Bank’s DB Plan have been reduced or otherwise limited by government regulations, the employee’s “lost” benefits are payable under the terms of the defined benefit portion of the BEP.
iii) Qualified Defined Contribution Plan
Bank employees who have met the eligibility requirements contained in the Pentegra Defined Contribution Plan for Financial Institutions (“DC Plan”) can choose to contribute to the DC Plan, a retirement savings plan qualified under the Internal Revenue Code. Employees are eligible for membership in the DC Plan on the first day of the month coinciding with or next following the date the employee completes 3 full calendar months of employment.
The Bank matches the first 3% of employee contributions based on years of employment and the percentage of employee contribution. An employee may contribute 1% to 19% of base salary into the DC Plan, up to IRS limitations. The IRS limit for 2006 was $15,000 for employees under the age of 50. An additional “catch up” contribution of $5,000 is permitted under IRS rules for employees who attain age 50 before the end of the calendar year. The Bank matches up to 100% of the first 3% of the employee’s contribution through the third year of employment; 150% of the first 3% of contribution during the fourth and fifth years of employment; and 200% of the first 3% of contribution starting with the sixth year of employment.
iv) Nonqualified Defined Contribution Portion of the Benefit Equalization Plan
Employees at the rank of Vice President and above who exceed income limitations established by the IRS for three out of five consecutive years and who are also approved for inclusion by the Bank’s BEP Committee are eligible to participate in a supplemental non-qualified defined contribution plan (which is a separate portion of the aforementioned BEP) that in many respects mirrors the DC Plan by using the same actuarial assumptions as the qualified DC Plan. The defined contribution portion of the BEP ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted under certain provisions of the Internal Revenue Code are able to make elective pre-tax deferrals and to receive the same Bank match relating to such deferrals as would have been received under the DC Plan.
C. Other Benefits
In addition to the foregoing, the Bank offers a comprehensive benefits package for all regular employees (including NEOs) which includes the following significant benefits:

Medical and Dental
Employees can choose preferred provider or managed care medical and dental plan coverage. Both types of coverage include prescription coverage. Employees contribute to the costs for this coverage.
Vision Care
Employees can choose from two types of coverage offered. Basic vision care is offered at no charge to employees. Employees contribute to the cost for the enhanced coverage.
Life Insurance
Group Term Life insurance providing a death benefit of twice an employee’s annual salary (including incentive compensation) is provided at no cost to the employee.
Business Travel Accident Insurance
Business Travel Accident insurance providing a death benefit is provided at no cost to the employee.
Short and Long Term Disability Insurance
Short and long term disability insurance is provided at no cost to the employee.
Flexible Spending Accounts
Flexible spending accounts in accordance with IRS rules are provided to employees to allow tax benefits for medical, dependent, transit and parking expenses. The administrative costs for these benefits are paid for by the Bank.
Employee Assistance Program
Employee assistance counseling is available at no cost to employees.
Educational Development Assistance
Educational Development Assistance, which provides tuition reimbursement, subject to the satisfaction of certain conditions, is available to all eligible employees.
Voluntary Life Insurance
Employees are afforded the opportunity to purchase additional life insurance for themselves and their eligible dependents.
Long Term Care
Employees are afforded the opportunity to purchase Long Term Care insurance for themselves and their eligible dependents.
Fitness Center Reimbursement
Fitness center reimbursement, up to $250 per year, is available to all employees.

V. Explanation of how the Bank determines the amount (and, where applicable, the formula) for each element of compensation
Please see subsection IV directly above for an explanation of the mechanisms used by the Bank to determine employee compensation.
VI. Explanation of how each element of compensation and the Bank’s decisions regarding that element fit into the Bank’s overall compensation objectives and affect decisions regarding other elements of compensation
The Bank believes it has developed a unified, coherent system of compensation. Each of the elements of compensation as discussed in this CD&A has been established with the Bank’s compensation objectives in mind.
As stated above, the Bank’s compensation strategy is made up of three elements — (a) cash compensation (i.e., base salary and a “variable” or “at risk” short-term incentive compensation plan); (b) retirement-related benefits (i.e., defined benefit and defined contribution plans) and (c) other benefits. As also stated above, the Bank’s overall compensation objective is to help motivate employees to achieve superior results for the Bank, and to provide a strategy that allows the Bank to compete for, and retain, talent that otherwise might be lured away from the Bank.
As the Bank makes changes to one element of the mix, the Committee considers the impact on the other elements of the mix. The Committee strives to maintain programs that keep the Bank within its agreed philosophy, as outlined above.
COMPENSATION COMMITTEE REPORT
The Compensation and Human Resources Committee (“Compensation Committee”) of the Board of Directors (“Board”) of the Federal Home Loan Bank of New York (“Bank”) has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Bank’s annual report on Form 10-K for the year 2006.

THE COMPENSATION AND HUMAN RESOURCES COMMITTEE David Lindstrom, Chairman Carl Florio José González Katherine Liseno Kevin Lynch

Executive Compensation
The table below summarizes the total compensation earned by each of the Named Executive Officers for the year ended December 31, 2006 (in whole dollars):
Summary Compensation Table

							Change in (1,2)
						Non-Equity	Pension Value
						Incentive	and Nonqualified	All Other
Name and Principal				Stock	Option	Plan	Deferred	(3,4,5,6,7)
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Alfred A. DelliBovi	2006	$560,018	—	—	—	$349,364	$294,000	$73,047	$1,276,429
President & Chief Executive Officer (PEO)
Peter S. Leung	2006	$371,999	—	—	—	$176,842	$47,000	$34,332	$630,173
Senior Vice President, Chief Risk Officer
Paul B. Héroux	2006	$264,507	—	—	—	$125,742	$98,000	$37,880	$526,129
Senior Vice President, Head of Member Services
Patrick A. Morgan	2006	$280,479	—	—	—	$133,335	$211,000	$28,793	$653,607
Senior Vice President, Chief Financial Officer (PFO)
Craig E. Reynolds	2006	$259,542	—	—	—	$123,382	$100,000	$42,433	$525,357
Senior Vice President, Head of Asset Liability
1 Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions:
A. DelliBovi — $109,000
P. Morgan —$78,000
P. Leung — $47,000
P. Héroux — $59,000
C. Reynolds — $82,000
2 Change in Pension Value for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan:
A. DelliBovi — $185,000
P. Morgan — $133,000
P. Leung — not eligible to participate in the Nonqualified Benefit Portion of the Benefit Equalization Plan as of 12/31/06.
P. Héroux — $39,000
C. Reynolds — $18,000
3 For all Named Executive Officers, includes these items paid by the Bank for all employees: amount of funds matched by the Bank in connection with the Pentegra Defined Contribution Plan for Financial Institutions, payment of group term life insurance premium, payment of long term disability insurance premium, payment of health insurance premium, payment of aggregate and individual “stop loss” coverage (i.e., insurance to protect the Bank against significant insurance claims paid under its self-insured health insurance plan), payment of health and dental administrative charges (i.e., network medical utilization charges, network medical administrative charges, and dental indemnity administrative charges), payment of dental insurance premium, and payment of employee assistance program premium.
4 For A. DelliBovi, P. Héroux and C. Reynolds, includes these items paid by the Bank for all eligible officers: amount of funds matched by the Bank in connection with the nonqualified defined contribution portion of the Benefit Equalization Plan (amount of funds matched for A. DelliBovi was $19,600, for P. Héroux $3,894 and for C. Reynolds $8,637), and payment of term life insurance premium.
5 For A. DelliBovi, P. Leung, P. Morgan and C. Reynolds, includes this item paid by the Bank for all participating employees: payment of vision insurance premium.
6 For A. DelliBovi, includes value of leased automobile ($12,432).
7 For C. Reynolds, includes payment of this item paid by the Bank for all eligible officers: officer physical examination.

The following table sets forth information regarding all incentive plan awards made to Named Executive Officers (in whole dollars):

Grants of Plan-Based Awards
								All Other	All Other	Exercise
								Stock	Option	or
								Awards:	Awards:	Base
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option
	Grant	Plan Awards (2)			Plan Awards			Stock	Underlying	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)
Alfred A. DelliBovi	1/18/07	$128,379	$233,416	$443,490	—	—	—	—	—	—
Peter S. Leung	1/18/07	$63,958	$116,287	$220,945	—	—	—	—	—	—
Paul B. Héroux	1/18/07	$45,476	$82,684	$157,101	—	—	—	—	—	—
Patrick A. Morgan	1/18/07	$48,223	$87,678	$166,588	—	—	—	—	—	—
Craig E. Reynolds	1/18/07	$44,623	$81,133	$154,152	—	—	—	—	—	—

[1]	On this date, the Board of Directors’ Compensation and Human Resources Committee approved the 2007 Incentive Compensation Plan (“ICP”). Approval of the ICP does not mean a payout is guaranteed.

[2]	Figures represent an assumed rating of “Meets Requirements” for the Named Executive Officers with respect to their individual performance.
Employment Arrangements
The Bank is an “at will” employer and does not provide written employment agreements to any of its employees. However, employees, including Named Executive Officers (or “NEOs), receive (a) cash compensation (i.e., base salary and, for exempt employees, the ability to participate in a “variable” or “at-risk” short-term incentive compensation plan), (b) retirement related benefits (i.e., defined benefit and defined contribution plans) and (c) other benefits. Other benefits, which are available to all regular employees, include medical, dental, vision care, life, business travel accident, and short and long term disability insurance, flexible spending accounts, an employee assistance program, educational development assistance, voluntary life insurance, long term care insurance and fitness center reimbursement. An additional benefit offered to all officers, age 40 or greater, or who are at VP level or above, is a physical examination every 18 months. (Participation in non-qualified defined contribution and defined benefit plans are offered to employees at the rank of Vice President and above who exceed income limitations established by the Internal Revenue Service for three out of five consecutive years and who are also approved for inclusion by the Bank’s Benefit Equalization Plan Committee.)
The annual base salaries for the Named Executive Officers are as follows (whole dollars):

	2006	2007
Alfred DelliBovi	$560,018	$583,539
Patrick Morgan	280,479	292,259
Peter Leung	371,999	387,623
Paul Héroux	264,507	275,616
Craig Reynolds	259,542	270,443
See the “Grant of Plan-Based Award” table for 2007 incentive compensation opportunity information.

Short-Term Incentive Compensation Plan
The objective of the Bank’s short-term incentive compensation plan (“Incentive Plan”) is to motivate exempt employees on an annual basis to perform at a high level and take actions that support the Bank’s strategies and lead to the attainment of the Bank’s business plan and fulfillment of its mission. It is also recognized that most, if not all, financial firms in the Bank’s labor market provide their employees with annual short-term incentives. For the Bank not to offer this element of compensation would put it at a distinct disadvantage with respect to its competitors for new talent as well as pose a challenge with respect to the retention of key employees.
Incentive Plan participants have two types of performance measures that impact on their Incentive Plan award. The first type involves Bankwide performance goals and the second type involves individual performance goals (which can include work performed as part of a group) as established and measured through the annual performance evaluation process.
The Bank’s Incentive Plan Bankwide goals for 2006, which were all approved at the Board level, were 1) Dividend Capacity from Income; 2) Enterprise Risk Management Structure; and 3) Housing and Community Development. A description of these goals is set forth below:
i) Dividend Capacity from Income: This measure is generally defined as net income divided by member-contributed capital stock. The weight of this goal, in proportion to all of the Bankwide goals, is 45%.
ii) Enterprise Risk Management: Risk is measured and quantified in the following four areas: (1) market risk, (2) credit risk, (3) derivative (FAS 133) risk, and (4) operations risk. The weight of this goal, in proportion to all of the Bankwide goals, is 45%. (The rationale for having the Dividend Capacity and Enterprise Risk Management goals weighted equally is to motivate management to take a balanced approach to managing risks and returns).
iii) Housing and Community Development: This goal has the purpose of ensuring the Bank’s achievement of mission-related activities having to do with community development. The weight of this goal is 10% of Bankwide goals.
The Bank believes that employees at higher ranks have a greater impact on the achievement of Bankwide goals than employees at lower ranks. Therefore, employees at higher ranks have a greater weighting placed on the Bankwide performance component of their incentive award opportunities as opposed to the individual performance component. For the Bank’s Chief Executive Officer and the other Management Committee members, the overall incentive compensation opportunity is weighted 90% on Bankwide performance goals and 10% on individual performance goals.
The Incentive Plan is administered by the Chief Executive Officer, subject to any requirements for review and approval by the Committee that it may establish. In all areas not specifically reserved by the Committee for its review and approval, decisions of the Chief Executive Officer or his designee concerning the Incentive Plan shall be binding on the Bank and on all Participants.
When officers are individually evaluated, they receive one of five performance ratings: “Outstanding”; “Exceeds Requirements”; “Meets Requirements”; “Needs Improvement” and “Unsatisfactory”. Incentive Plan participants that are rated as “Exceeds Requirements” or “Outstanding” on their individual performance evaluations receive an additional 3% or 6%, respectively, of their base salary added to their Incentive Plan award.
Incentive Plan awards are only paid to participants who have attained at least an overall performance rating of 3.0 (within the “Meets Requirements” category) on their individual performance evaluations. Participants will receive an individual award payment even if Bankwide goal results are such that no payments are awarded for the Bankwide portion of the Incentive Plan.

Qualified Defined Contribution Plan
Bank employees who have met the eligibility requirements contained in the Pentegra Defined Contribution Plan for Financial Institutions (“DC Plan”) can choose to contribute to the DC Plan, a retirement savings plan qualified under the Internal Revenue Code. Employees are eligible for membership in the DC Plan on the first day of the month coinciding with or next following the date the employee completes 3 full calendar months of employment.
The Bank matches the first 3% of employee contributions based on years of employment and the percentage of employee contribution. An employee may contribute 1% to 19% of base salary into the DC Plan, up to IRS limitations. The IRS limit for 2006 was $15,000 for employees under the age of 50. An additional “catch up” contribution of $5,000 is permitted under IRS rules for employees who attain age 50 before the end of the calendar year. The Bank matches up to 100% of the first 3% of the employee’s contribution through the third year of employment; 150% of the first 3% of contribution during the fourth and fifth years of employment; and 200% of the first 3% of contribution starting with the sixth year of employment.
Additional Information:
Additional information about compensation and benefits are provided in discussions immediately following pension and compensation tables.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
AND OPTION EXERCISES AND STOCK VESTED
The tables disclosing (i) outstanding option and stock awards and (ii) exercises of stock options and vesting of restricted stock for Named Executive Officers are omitted because all employees of Federal Home Loan Banks are prohibited by law from holding capital stock issued by a Federal Home Loan Bank. As such, these tables are not applicable.

PENSION BENEFITS
The table below shows the present value of accumulated benefits payable to each of the Named Executive Officers, the number of years of service credited to each such person, and payments during the last fiscal year (if any) to each such person, under the Pentegra Defined Benefit Plan for Financial Institutions and the nonqualified Defined Benefit Portion of the Benefit Equalization Plan (amounts in whole dollars):

	Pension Benefits
		Number of	Present Value	Payment During
	Plan	Years Credited	of Accumulated	Last
Name	Name	Service [1]	Benefit [2]	Fiscal Year
	Pentegra Defined Benefit
	Plan for Financial
Alfred A. DelliBovi	Institutions Qualified Plan	13.75	$655,000	—
	Nonqualified Defined
	Benefit Portion of the
	Benefit Equalization Plan	13.75	$1,954,000	—
	Pentegra Defined Benefit
	Plan for Financial
Peter S. Leung	Institutions Qualified Plan	9.50	$261,000	—
	Nonqualified Defined
	Benefit Portion of the
	Benefit Equalization Plan (3)	—	—	—
	Pentegra Defined Benefit
	Plan for Financial
Paul B. Héroux	Institutions Qualified Plan	22.50	$417,000	—
	Nonqualified Defined
	Benefit Portion of the
	Benefit Equalization Plan	22.50	$291,000	—
	Pentegra Defined Benefit
	Plan for Financial
Patrick A. Morgan	Institutions Qualified Plan	7.50	$465,000	—
	Nonqualified Defined
	Benefit Portion of the
	Benefit Equalization Plan	7.50	$230,000	—
	Pentegra Defined Benefit
	Plan for Financial
Craig E. Reynolds	Institutions Qualified Plan	12.17	$464,000	—
	Nonqualified Defined
	Benefit Portion of the
	Benefit Equalization Plan	12.17	$301,000	—
1 Number of years of credited service pertains to eligibility/participation in the qualified plan. Years of credited service for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan. However, the dates of eligible enrollment for both the Qualified and Nonqualified Defined Benefit plans may differ because enrollment eligibility in the nonqualified plan is much more stringent than for the qualified plan.
2 As of 12/31/2006.
3Mr. Leung was not a participant in the nonqualified plan in 2006. Mr. Leung’s 9.5 years of credited service includes 3.6 years of credited service working for the Office of Thrift Supervision; 3.0 years of credited service working for the Federal Home Loan Bank of Dallas (including two months of severance) and 2.9 years of credited service working for the Federal Home Loan Bank of New York.

The following discussions provide more information with respect to the compensation and pension benefits tables in the preceding pages.
Qualified Defined Benefit Plan
The Pentegra Defined Benefit Plan for Financial Institutions (“DB Plan”), as adopted by the Bank, is an IRS-qualified defined benefit plan which covers all Bank employees who have achieved four months of service. The DB Plan is part of a multiple-employer defined benefit program administered by Pentegra Services.
The DB Plan provides a benefit of 2.50% of a participant’s highest consecutive 3-year average earnings, multiplied by the participant’s years of benefit service, not to exceed 30 years. Earnings are defined as base salary plus short-term incentives, and overtime, subject to an annual IRS limit.
The IRS limit on earnings for 2006 was $220,000. Annual benefits provided under the DB Plan also are subject to IRS limits, which vary by age and benefit payment option selected. The DB Plan pays monthly annuities, or a lump sum amount available at or after age 59 1/2 calculated on an actuarial basis, to vested participants or the beneficiaries of deceased vested participants. Employees are vested at 20% per year beginning with the second full year of service and become fully vested at the completion of the sixth year of service.
Early retirement is provided for at age 45 and after with an actuarial reduction in benefits. Any participant that retires early and elects to draw pension benefits prior to age 65, and who has a combined age and length of service of at least 70 years (commonly referred to as the “rule of 70”), will realize a reduction of 1.5% to his/her early retirement benefit for each year under age 65. Without the “rule of 70” in place, a participant that retires early and elects to draw pension benefits prior to age 65 would have a 3% reduction in benefit for each year under age 65.
Nonqualified Defined Benefit Portion of the Benefit Equalization Plan
Employees at the rank of Vice President and above who exceed income limitations established by the IRS for three out of five consecutive years and who are also approved for inclusion by the Bank’s BEP Committee are eligible to participate in the BEP, commonly referred to as a “Supplemental Employee Retirement Plan,” a non-qualified retirement plan that in many respects mirrors the DB Plan.
The primary objective of the defined benefit portion of the BEP is to ensure that participants receive the full amount of benefits to which they would have been entitled under the DB Plan in the absence of limits on maximum benefits levels imposed by the IRS.
The defined benefit portion of the BEP utilizes the identical benefit formulas applicable to the Bank’s DB Plan. In the event that the benefits payable from the Bank’s DB Plan have been reduced or otherwise limited by government regulations, the employee’s “lost” benefits are payable under the terms of the defined benefit portion of the BEP.

NONQUALIFIED DEFERRED COMPENSATION
The following table discloses contributions to nonqualified deferred compensation plans, each Named Executive Officer’s withdrawals (if any), aggregate earnings and year-end balances in such plans (whole dollars):

	Nonqualified Deferred Compensation
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last FY (1)	Last FY (2)	Last FY	Distributions	Last FYE
Alfred A. DelliBovi	$36,004	$19,600	$83,210	—	$1,053,333
Patrick A. Morgan [3]	—	—	—	—	—
Paul B. Héroux	$6,156	$3,894	$19,675	—	$145,814
Peter S. Leung [4]	—	—	—	—	—
Craig E. Reynolds	$29,320	$8,637	$22,186	—	$366,386

1.	These amounts are included in the “Salary” column of the Summary Compensation Table; these amounts would have been paid as salary but for deferral into the nonqualified deferred compensation Benefit Equalization Plan (BEP).

2.	These totals are also included in the “All Other Compensation” column of the Summary Compensation Table.

3.	Patrick Morgan has not met the eligibility requirements to participate in this benefit as of 12/31/06.

4.	Peter Leung has not met the eligibility requirements to participate in this benefit as of 12/31/06.
Nonqualified Defined Contribution portion of the Benefit Equalization Plan:
The nonqualified defined contribution portion of the Benefit Equalization Plan (“BEP”) ensures that participants whose benefits under the qualified defined contribution plan that would have been granted to them but for IRS limitations are made whole. BEP plan participants are able to make elective pre-tax deferrals that would have been made to the qualified plan but for the IRS limitation. As in the qualified defined contribution plan, the Bank matches up to the first 3% of employee contributions based on years of employment and the percentage of employee contribution. The Bank matches 100% of up to the first 3% of the employee’s contribution through the third year of employment; 150% of up to the first 3% of contribution during the fourth and fifth years of employment; and 200% of up to the first 3% of contribution starting with the sixth year of employment. Investment earnings and losses on employee contributions, as well as Bank matching contributions that would have been received under the qualified defined contribution plan, but for IRS limitations, are provided under the BEP in the same manner as would have been provided under the qualified defined contribution plan, which is based on participants’ individual elections. Participant investment elections may be changed daily. Withdrawals prior to termination of employment are not allowed. Upon termination of employment, the total balance will be paid to participant in a lump sum.

DISCLOSURE REGARDING TERMINATION AND CHANGE IN CONTROL PROVISIONS
Severance Plan
The Bank has a formal Board-approved Severance Plan (“Severance Plan”) available to all Bank employees who work twenty or more hours a week and have at least one year of employment.
Severance benefits are paid to employees who:
(i) are part of a reduction in force;
(ii) have resigned from the Bank following a reduction in salary grade, level, or rank;
(iii) refuse a transfer of fifty miles or more;
(iv) have their position eliminated; or
(v) are unable to perform his/her duties in a satisfactory manner and is warranted that the employee would not be discharged for cause.
The Severance Plan provides four weeks of salary for each year of employment up to thirty-six weeks of salary for all officers.
Payment of severance benefits under the Severance Plan is contingent on an employee executing a severance agreement which includes a release of any claim the employee may have against the Bank and any present and former director, officer and employee of the Bank.
In addition, employees receiving severance benefits also receive, if applicable, life insurance for the severance period and a reimbursement covering the difference between their Consolidated Omnibus Budget Reconciliation Act (“COBRA”) cost and what they would have paid for health insurance as employees.
Other Potential Post-Employment Payments
The Bank maintains no arrangements which contain “change in control” provisions.

DIRECTOR COMPENSATION
The following table summarizes the compensation paid by the Bank to its Directors for the year ended December 31, 2006 (whole dollars):

					Change in Pension
					Value and
	Fees			Non-Equity	Nonqualified	All
	Earned or	Stock	Option	Incentive Plan	Deferred Compensation	Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
George L. Engelke, Jr.	$29,357	—	—	—	—	—	$29,357
David W. Lindstrom	23,486	—	—	—	—	—	23,486
Kenneth J. Abt	17,614	—	—	—	—	—	17,614
Sanford A. Belden	15,414	—	—	—	—	—	15,414
Harry P. Doherty	11,010	—	—	—	—	—	11,010
Anne E. Estabrook	15,414	—	—	—	—	—	15,414
Joseph R. Ficalora	17,614	—	—	—	—	—	17,614
Carl A. Florio	17,614	—	—	—	—	—	17,614
José R. González	17,614	—	—	—	—	—	17,614
Ronald E. Hermance, Jr.	17,614	—	—	—	—	—	17,614
Katherine J. Liseno	17,614	—	—	—	—	—	17,614
Kevin J. Lynch	17,614	—	—	—	—	—	17,614
Richard S. Mroz	17,614	—	—	—	—	—	17,614
John M. Scarchilli	6,606	—	—	—	—	—	6,606
George Strayton	8,808	—	—	—	—	—	8,808

	$251,007						$251,007

The Bank has established a formal Director Compensation Policy governing compensation and expense reimbursement provided to its directors. This policy, which is reviewed on an annual basis, has been established in accordance with the provisions of the Federal Home Loan Bank Act (“Bank Act”) and related Federal Housing Finance Board (“FHFB”) regulations. The Bank Act and FHFB regulations provide for strict annual limits (subject to adjustment by the FHFB on an annual basis) on the amount of compensation that can be paid to directors. The annual compensation limits for members of the Board of Directors of each Federal Home Loan Bank were as follows in 2006: for the Chair — $29,357; for the Vice-Chair — $23,486; and for any other member of the Board — $17,614. Under the Bank’s Director Compensation Policy, fees can only be paid for attendance at Board meetings, and can not exceed the foregoing limits.

The FHLBNY reimburses directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties. For expense reimbursement purposes, directors’ official duties include:
•	Meetings of the Board and Board Committees,

•	Meetings requested by the Federal Housing Finance and Federal Home Loan Bank System committees,

•	Meetings of the Council of Federal Home Loan Banks and committees,

•	Attendance at other events on behalf of the Bank with prior approval of the Board of Directors.
The following table, which is included here pursuant to FHFB regulations, includes information about reimbursed expenses for 2006 (whole dollars):

Directors' Expenses
Reimbursed
Name	(Paid in Cash)
George L. Engelke, Jr.	$4,908
David W. Lindstrom	7,111
Kenneth J. Abt	11,622
Sanford A. Belden	552
Harry P. Doherty	4,591
Anne E. Estabrook	2,526
Joseph R. Ficalora	—
Carl A. Florio	2,577
José R. González	5,085
Ronald E. Hermance, Jr.	—
Katherine J. Liseno	2,190
Kevin J. Lynch	3,120
Richard S. Mroz	5,666
John M. Scarchilli	264
George Strayton	—

$50,212

Total expenses incurred by the FHLBNY for board expenses, including amounts reimbursed in cash to directors, totaled $137,000, $97,000, and $88,000 in 2006, 2005 and 2004.
Compensation Committee Interlocks and Insider Participation
As of the date of this annual report on Form 10-K, the members of the Board’s Compensation and Human Resources Committee are: David W. Lindstrom (Chair), Carl A. Florio, José R. González, Katherine J. Liseno and Kevin J. Lynch. No interlocking relationships exist between any member of the FHLBNY’s Board of Directors or the Compensation and Human Resources Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation and Human Resources Committee is or was formerly an officer or an employee of the Bank.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
FHLBNY stock can only be held by member financial institutions. No person, including directors and executive officers of the FHLBNY, may own the Bank’s capital stock. As such, the FHLBNY does not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance.
The following tables provide information about those members who were beneficial owners of 5% or more of the FHLBNY’s outstanding capital stock (shares in thousands) as of:
February 28, 2007:

		Number of	Percent of
Name of beneficial owner	Principal Executive Office Address	shares owned	Total Capital Stock
Hudson City Savings Bank *	West 80 Century Road, Paramus, NJ 07652	4,855	13.32%
New York Community Bank *	615 Merrick Avenue, Westbury, NY 11590	3,816	10.47
HSBC Bank USA, National Association	452 Fifth Avenue, New York, NY 10018	3,598	9.87
Manufacturers and Traders Trust Company	One M & T Plaza, Buffalo, NY 14203	2,184	5.99

		14,453	39.65%

December 31, 2006:

		Number of	Percent of
Name of beneficial owner	Principal Executive Office Address	shares owned	Total Capital Stock
Hudson City Savings Bank *	West 80 Century Road, Paramus, NJ 07652	4,450	12.17%
New York Community Bank *	615 Merrick Avenue, Westbury, NY 11590	3,935	10.76
HSBC Bank USA, National Association	452 Fifth Avenue, New York, NY 10018	3,598	9.84
Manufacturers and Traders Trust Company	One M & T Plaza, Buffalo, NY 14203	2,176	5.95

		14,159	38.72%

*	An officer of this member bank also serves on the Board of Directors of the FHLBNY

The following table sets forth information with respect to capital stock outstanding to members whose officers or directors served as Directors of the FHLBNY as of December 31, 2006, the most practicable date for the information provided (shares in thousands):

					Percentage
				Shares	of total
Name	Director	City	State	owned	capital
Hudson City Savings Bank	Ronald E. Hermance, Jr.	Paramus	New Jersey	4,450	12.17%
New York Community Bank	Joseph R. Ficalora	Westbury	New York	3,935	10.76
Astoria Federal Savings and Loan Assn.	George L. Engelke, Jr.	Lake Success	New York	1,536	4.20
Banco Santander Puerto Rico	José R. González	Hato Rey	Puerto Rico	507	1.39
First Niagara Bank	Carl A. Florio	Lockport	New York	349	0.95
Provident Bank	George Strayton	Montebello	New York	309	0.84
Oritani Savings Bank	Kevin J. Lynch	Washington	New Jersey	122	0.33
Metuchen Savings Bank	Katherine J. Liseno	Metuchen	New Jersey	29	0.08
Franklin Savings Bank, S.L.A.	David W. Lindstrom	Pilesgrove	New Jersey	18	0.05
Pioneer Savings Bank	John M. Scarchilli	Troy	New York	12	0.03
First Federal Savings of Middletown	Kenneth J. Abt	Middletown	New York	1	0.00

				11,268	30.80%

All capital stock held by each member of the FHLBNY is by law automatically pledged to the FHLBNY as additional collateral for all indebtedness of each such member to the FHLBNY.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The FHLBNY is a cooperative and the members own all of the stock of the FHLBNY. Capital stock ownership is a prerequisite to the transaction by members of any business with the FHLBNY. The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The remaining Directors are appointed by the Finance Board. The FHLBNY conducts its advances business almost exclusively with members. Therefore, in the normal course of business, the FHLBNY extends credit to members, whose officers or directors may serve as directors of the FHLBNY. All loans extended by the FHLBNY to such members are on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the FHLBNY also extends credit to members who own more than 5% of the FHLBNY’s stock. All loans extended by the FHLBNY to these members are on market terms that are no more favorable to them than the terms of comparable transactions with other members. Under the provisions of Section 7(j) of the FHLBank Act (12 U.S.C. § 1427(j)), the Bank is required to conduct its business with its members without discrimination in favor or against any member.
The Bank has a Code of Business Conduct and Ethics (“Code”) which requires all directors, officers and employees to disclose any interests that could lead to a conflict of interest. The Code is a written document and is posted on the Corporate Governance Section of the FHLBNY’s website at http://www.fhlbny.com. The Code provides for Ethics Officers, who are the Bank’s Chief Audit Officer and Director of Human Resources, whose task is to help administer the Code. In the event of a conflict, appropriate action is taken, which could include recusal of a director from discussing and voting on a transaction in which the director has a related interest; removal of an employee from working on a project with a vendor; disqualification of a vendor from transacting business with the Bank; or requiring an employee to divest his or her ownership interest in a particular entity. Other than with respect to the activities and transactions described above in the first paragraph of this Item 13, all transactions required to be reported under paragraph Item 404(a) of Regulation S-K since the beginning of the last fiscal year of the FHLBNY required review and approval under the Code, and, with respect to all such transactions, the policies and procedures of the Code were followed.
Director Independence
In General
As of the date of this annual report on Form 10-K, the Bank has 13 directors, 11 of whom were elected by the Bank’s member institutions and two of whom were appointed by the Federal Housing Finance Board (“Finance Board”). All directors are independent of management from the standpoint that they are not Bank employees or officers. The Bank’s directors are prohibited from personally owning stock or stock options in the Bank. In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards. First, Finance Board regulations establish independence criteria for directors who serve as members of the Bank’s Audit Committee. Second, the Securities and Exchange Commission’s (the “SEC”) rules require that the Bank’s board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.
Finance Board Regulations Regarding Independence
The Finance Board director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The Board of Directors has assessed the independence of all directors under the Finance Board’s independence standards, regardless of whether they serve on the Audit Committee. As of the date of this Annual Report on Form 10-K, all of the Bank’s directors, including all members of the Audit Committee and the “Audit Committee financial expert” (discussed below), were independent under these criteria.

SEC Rules Regarding Independence
In addition, pursuant to SEC rules, the Board has adopted the independence standards of the New York Stock Exchange (the “NYSE”) to determine which of its directors are independent, which members of its Audit Committee are not independent, and whether the Bank’s designated Audit Committee financial expert is independent.
After applying the NYSE independence standards, the Board has determined that, as of the date of this annual report on Form 10-K, Anne Evans Estabrook and Richard Mroz, the Bank’s only appointed directors, are independent.
Separately, the Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its elected directors, and has therefore concluded that none of the Bank’s elected directors was independent under the NYSE independence standards.
In making this determination, the Board considered the cooperative relationship between the Bank and its members. Specifically, the Board considered the fact that each of the Bank’s elected directors are officers of a Bank member institution, and that each member institution has access to, and is encouraged to use, the Bank’s products and services.
Furthermore, the Board acknowledges that under NYSE rules, there are certain objective tests that, if not passed, would preclude a finding of independence. One such test pertains to the amount of business conducted with the Bank by the elected director’s institution. It is possible that an elected director could satisfy this test on a particular day. However, because the amount of business conducted by an elected director’s institution may change frequently, and because the Bank generally desires to increase the amount of business it conducts with each member, the directors deemed it inappropriate to draw distinctions among the elected directors based solely upon the amount of business conducted with the Bank by any director’s institution at a specific time.
The Board has a standing Audit Committee. For the reasons noted above, the Board determined that none of the current elected members of the Bank’s Audit Committee, who are Carl A. Florio (chair), George L. Engelke, Jr., Joseph R. Ficalora, José R. González, Katherine J. Liseno and John M. Scarchilli, are independent under the NYSE standards for audit committee members. The Board also determined that Anne Evans Estabrook, an appointed director who serves on the Audit Committee, is independent under the NYSE independence standards for audit committee members. The Board also determined that José R. González is an “Audit Committee financial expert” within the meaning of the SEC rules, and further determined that he is not independent under NYSE standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the fees paid to the FHLBNY’s independent registered public accounting firm, PricewaterhouseCoopers, LLP (“PwC”), during years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Audit Fees	$1,342	$1,057	$436
Audit-related Fees	60	174	161
Tax Fees	—	29	—
All Other Fees	4	9	8

	$1,406	$1,269	$605

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
All Other Fees
These other fees relate to PwC’s attendance at FHLBanks Accounting Conferences, and access to PwC’s accounting research and reference tools.
Policy on Audit Committee Pre-approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm.
The FHLBNY has adopted an independence policy that prohibits its independent registered public accounting firm from performing non-financial consulting services, such as information technology consulting and internal audit services. This policy also mandates that the audit and non-audit services and related budget be approved by the Audit Committee in advance, and that the Audit Committee be provided with quarterly reporting on actual spending. In accordance with this policy, all services to be performed by PwC were pre-approved by the Audit Committee.
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
The financial statements included as part of this Form 10-K are identified in the index to the Financial Statements appearing in Item 8 of this Form 10-K, which index is incorporated in this Item 15 by reference.
2.	Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes, under Item 8, “Financial Statement and Supplementary Data.”
3.	Exhibits

Filed with
No.	Exhibit Description	this Form 10-K	Form	File No.	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York		8-K	000-51397	12/1/2005
3.02	By-Laws of the Federal Home Loan Bank of New York		8-K	000-51397	1/29/2007
4.01	Federal Home Loan Bank of New York’s Capital Plan	X
10.01	2005 Executive Incentive Plan*		10-K	000-51397	3/30/2006
10.02	2006 Executive Incentive Plan*		10-Q	000-51397	5/15/2006
10.03	2005 Directors’ Compensation Policy[a]		10	000-51397	6/30/2005
10.04	2006 Directors’ Compensation Policy[a]		10-Q	000-51397	5/15/2006
10.05	Financial Institutions Thrift Plan[a]		10	000-51397	6/30/2005
10.06	The Comprehensive Retirement Program[a]		10	000-51397	6/30/2005
10.07	Retiree Medical Benefits Plan[a]		10	000-51397	6/30/2005
10.08	Benefit Equalization Plan[a]		10	000-51397	6/30/2005
10.09	Compensatory Arrangements for Named Executive Officers[a]	X
12.01	Computation of Ratio of Earnings to Fixed Charges	X
31.01	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
(b) See the Exhibits listed under Item 15(a) (3) above.
(c) The financial statement schedules required by this item are listed under Item 15(a) (2) above.
* Confidential information is omitted and identified by asterisk symbol and filed separately with the Securities and Exchange Commission.
Note a: These exhibits include a management contract, compensatory plan or arrangement required to be noted herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York
By:	/s/ Alfred A. DelliBovi
Alfred A. DelliBovi, President and
Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ Alfred A. DelliBovi	President and Chief Executive Officer	March 28, 2007
Alfred A. DelliBovi (Principal Executive Officer)

/s/ Patrick A. Morgan	Senior Vice President and Chief Financial Officer	March 28, 2007
Patrick A. Morgan (Principal Financial Officer)

/s/ Backer Ali	Vice President and Controller	March 28, 2007
Backer Ali (Principal Accounting Officer)

/s/ George L. Engelke, Jr.	Chairman of the Board of Directors	March 28, 2007
George L. Engelke, Jr.

/s/ David W. Lindstrom	Vice Chairman of the Board of Directors	March 28, 2007
David W. Lindstrom

/s/ Anne Evans Estabrook	Director	March 28, 2007
Anne Evans Estabrook

/s/ Joseph R. Ficalora	Director	March 28, 2007
Joseph R. Ficalora

Signature	Title	Date

/s/ Carl A. Florio	Director	March 28, 2007
Carl A. Florio

/s/ James W. Fulmer	Director	March 28, 2007
James W. Fulmer

/s/ José Ramon González	Director	March 28, 2007
José Ramon González

/s/ Ronald E. Hermance, Jr.	Director	March 28, 2007
Ronald E. Hermance, Jr.

/s/ Katherine J. Liseno	Director	March 28, 2007
Katherine J. Liseno

/s/ Kevin J. Lynch	Director	March 28, 2007
Kevin J. Lynch

/s/ Richard S. Mroz	Director	March 28, 2007
Richard S. Mroz

/s/ John M. Scarchilli	Director	March 28, 2007
John M. Scarchilli

/s/ George Strayton	Director	March 28, 2007
George Strayton

EXHIBIT INDEX

Filed with
No.	Exhibit Description	this Form 10-K	Form	File No.	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York		8-K	000-51397	12/1/2005
3.02	By-Laws of the Federal Home Loan Bank of New York		8-K	000-51397	1/29/2007
4.01	Federal Home Loan Bank of New York’s Capital Plan	X
10.01	2005 Executive Incentive Plan*		10-K	000-51397	3/30/2006
10.02	2006 Executive Incentive Plan*		10-Q	000-51397	5/15/2006
10.03	2005 Directors’ Compensation Policy[a]		10	000-51397	6/30/2005
10.04	2006 Directors’ Compensation Policy[a]		10-Q	000-51397	5/15/2006
10.05	Financial Institutions Thrift Plan[a]		10	000-51397	6/30/2005
10.06	The Comprehensive Retirement Program[a]		10	000-51397	6/30/2005
10.07	Retiree Medical Benefits Plan[a]		10	000-51397	6/30/2005
10.08	Benefit Equalization Plan[a]		10	000-51397	6/30/2005
10.09	Compensatory Arrangements for Named Executive Officers[a]	X
12.01	Computation of Ratio of Earnings to Fixed Charges	X
31.01	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
* Confidential information is omitted and identified by asterisk symbol and filed separately with the Securities and Exchange Commission.
Note a: These exhibits include a management contract, compensatory plan or arrangement required to be noted herein.