Form 10-Q
period 2007-03-31
Federal Home Loan Bank of New York
filed 2007-05-11
CIK 1329842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐                                          No ☑
At April 30, 2007 the Registrant had 35,986,138 shares of capital stock outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Statements of Condition — Unaudited (in thousands, except par value)
As of March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$18,845	$38,850
Interest-bearing deposits, includes $0 pledged at March 31, 2007 and December 31, 2006	6,367,102	5,591,077
Federal funds sold	3,594,000	3,661,000
Held-to-maturity securities, includes $0 pledged at March 31, 2007 and December 31, 2006 (Note 2)	10,806,981	11,251,098
Advances (Note 3)	59,147,220	59,012,394
Mortgage loans held-for-portfolio, net of allowance for credit losses of $593 at March 31, 2007 and December 31, 2006 (Note 4)	1,488,966	1,483,419
Accrued interest receivable	396,430	406,123
Premises and equipment, net	11,009	11,107
Derivative assets (Note 8)	131,889	224,775
Other assets	20,461	23,144

Total assets	$81,982,903	$81,702,987

Liabilities and capital

Liabilities
Deposits
Interest-bearing demand	$2,181,158	$2,307,733
Non-interest bearing demand	2,039	1,795
Term	26,900	80,000

Total deposits	2,210,097	2,389,528

Consolidated obligations (Note 5)
Bonds	60,780,476	62,042,675
Discount notes	14,002,278	12,191,553

Total consolidated obligations	74,782,754	74,234,228

Mandatorily redeemable capital stock (Note 6)	111,782	109,950

Accrued interest payable	636,999	735,215
Affordable Housing Program (Note 7)	104,572	101,898
Payable to REFCORP	17,818	17,475
Derivative liabilities (Note 8)	123,681	107,615
Other liabilities	82,670	102,685

Total liabilities	78,070,373	77,798,594

Commitments and Contingencies (Notes 5, 6, 8 and 13)

Capital (Note 6)
Capital stock ($100 par value), putable, issued and outstanding shares:
35,483 at March 31, 2007, and 35,463 at December 31, 2006	3,548,288	3,546,253
Unrestricted retained earnings	374,802	368,688
Accumulated other comprehensive income (loss) (Note 11)
Net unrealized loss on hedging activities	(4,775)	(4,763)
Employee supplemental retirement plans	(5,785)	(5,785)

Total capital	3,912,530	3,904,393

Total liabilities and capital	$81,982,903	$81,702,987

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Income — Unaudited (in thousands, except per share data)
For the three months ended March 31, 2007 and 2006

	2007	2006
Interest income
Advances	$777,494	$701,775
Interest-bearing deposits	80,699	76,492
Federal funds sold	44,636	20,392
Held-to-maturity securities	152,963	129,852
Mortgage loans held-for-portfolio	19,518	18,858
Other	1	5

Total interest income	1,075,311	947,374

Interest expense
Consolidated obligations-bonds	766,756	626,751
Consolidated obligations-discount notes	171,280	202,827
Deposits	21,010	14,072
Mandatorily redeemable stock (Note 6)	2,149	320
Cash collateral held and other borrowings	1,428	165

Total interest expense	962,623	844,135

Net interest income before provision for credit losses	112,688	103,239

Provision for credit losses on mortgage loans	—	—

Net interest income after provision for credit losses	112,688	103,239

Other income (loss)
Service fees	827	807
Net realized and unrealized gain (loss) on derivatives and hedging activities (Note 8)	3,523	(1,936)
Losses from extinguishment of debt and other	(2,356)	5

Total other income (loss)	1,994	(1,124)

Other expenses
Operating	16,050	15,474
Finance Board and Office of Finance	1,383	1,281

Total other expenses	17,433	16,755

Income before assessments	97,249	85,360

Affordable Housing Program (Note 7)	8,158	7,001
REFCORP	17,818	15,672

Total assessments	25,976	22,673

Net income	$71,273	$62,687

Basic earnings per share (Note 14)	$2.02	$1.73

Cash dividends paid per share	$1.76	$1.29

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Capital — Unaudited (in thousands, except per share data)
For the three months ended March 31, 2007 and 2006

				Accumulated
	Capital Stock*			Other		Total
	Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)
Balance, December 31, 2005	35,905	$3,590,454	$291,413	$3,513	$3,885,380
Proceeds from sale of capital stock	8,052	805,251	—	—	805,251
Redemption of capital stock	(7,657)	(765,714)	—	—	(765,714)
Mandatorily redeemable stock**	(93)	(9,325)	—	—	(9,325)
Net Income	—	—	62,687	—	62,687	$62,687
Other comprehensive income (loss):
Net change in hedging activities	—	—	—	3,428	3,428	3,428
Additional minimum liability on Benefit Equalization Plan	—	—	—	(762)	(762)	(762)
Cash dividends ($1.29 per share) on capital stock	—	—	(46,118)	—	(46,118)	—

Balance, March 31, 2006	36,207	$3,620,666	$307,982	$6,179	$3,934,827	$65,353

Balance, December 31, 2006	35,463	$3,546,253	$368,688	$(10,548)	$3,904,393
Proceeds from sale of capital stock	5,421	542,056	—	—	542,056
Redemption of capital stock	(5,332)	(533,156)	—	—	(533,156)
Mandatorily redeemable stock**	(69)	(6,865)	—	—	(6,865)
Net Income	—	—	71,273	—	71,273	$71,273
Other comprehensive income (loss):
Net change in hedging activities	—	—	—	(12)	(12)	(12)
Cash dividends ($1.76 per share) on capital stock	—	—	(65,159)	—	(65,159)	—

Balance, March 31, 2007	35,483	$3,548,288	$374,802	$(10,560)	$3,912,530	$71,261

*	Putable stock

**	Shares reclassified to mandatorily redemable capital
The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows — Unaudited (in thousands)
For the three months ended March 31, 2007 and 2006

	2007	2006
Operating Activities
Net Income	$71,273	$62,687

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, and mortgage loans	18,899	17,582
Concessions on consolidated obligations	3,294	3,159
Premises and equipment	1,005	1,020
Change in net fair value adjustments on derivatives and hedging activities	(439)	3,497
Net change in:
Accrued interest receivable	9,693	(23,298)
Derivative assets due to accrued interest	111,411	(69,720)
Derivative liabilities due to accrued interest	(46,844)	40,840
Other assets	1,398	129
Affordable Housing Program liability	2,674	2,707
Accrued interest payable	(98,217)	42,420
REFCORP liability	343	1,610
Other liabilities	(21,009)	(750)

Total adjustments	(17,792)	19,196

Net cash provided by operating activities	53,481	81,883

Investing activities
Net change in:
Interest-bearing deposits	(776,000)	2,391,732
Federal funds sold	67,000	(1,643,000)
Deposits with other FHLBank’s mortgage programs	(25)	53
Held-to-maturity securities:
Purchased	—	(1,100,118)
Proceeds	443,211	604,194
Advances:
Principal collected	94,492,596	136,223,551
Made	(94,518,174)	(137,066,527)
Mortgage loans held-for-portfolio:
Principal collected	37,619	38,988
Purchased and originated	(43,483)	(28,930)
Principal collected on other loans made	70	64
Premises and equipment	(907)	(1,361)

Net cash used in investing activities	(298,093)	(581,354)

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows — Unaudited (in thousands)
For the three months ended March 31, 2007 and 2006

	2007	2006
Financing activities
Net change in:
Deposits and other borrowings	$(178,438)	$(269,244)
Short-term borrowings from other FHLBanks:
Proceeds from issuance	20,000	85,000
Payments for maturing	(20,000)	(85,000)
Consolidated obligation bonds:
Proceeds from issuance	9,741,160	11,058,168
Payments for maturing and early retirement	(10,781,670)	(9,556,644)
Payments for transfers to other FHLBanks	(285,350)	—
Consolidated obligation discount notes:
Proceeds from issuance	104,386,211	159,334,107
Payments for maturing	(102,596,015)	(160,054,531)
Capital stock:
Proceeds from issuance	542,056	795,925
Payments for redemption	(533,156)	(765,714)
Mandatorily redeemable capital stock	(5,032)	9,396
Cash dividends paid *	(65,159)	(46,118)

Net cash provided by financing activities	224,607	505,345

Net (decrease) increase in cash and cash equivalents	(20,005)	5,874
Cash and cash equivalents at beginning of the period	38,850	22,114

Cash and cash equivalents at end of the period	$18,845	$27,988

Supplemental disclosures:
Interest paid	$932,945	$546,983
Affordable Housing Program payments **	$5,484	$4,294
REFCORP payments	$17,476	$14,062

*	Does not include payments to holders of mandatorily redeemable capital stock.

**	AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
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
The Code of Business Conduct and Ethics is posted on the Corporate Governance Section of the FHLBNY’s website at www.fhlbny.com.

Notes to Financial Statements — Unaudited
Tax Status
The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax.
Assessments
Assessments on net income — The Bank is required to make payments to the Resolution Funding Corporation based on percentage of its net income and to set aside funds from net income towards an “Affordable Housing Program.”
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
Affordable Housing Program (“AHP”) Assessments. Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the Affordable Housing Program the greater of $100 million or 10 percent of regulatory net income. Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock under Statement of Financial Accounting Standards 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and the assessment for Affordable Housing Program, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Board. The FHLBNY accrues the AHP expense monthly.
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

Notes to Financial Statements — Unaudited
These unaudited financial statements should be read in conjunction with the FHLBNY’s audited financial statements for the year ended December 31, 2006, included in Form 10-K filed on March 29, 2007.
Note 1 to the Financial Statements of the Federal Home Loan Bank of New York filed with Form 10-K on March 29, 2007 contains a summary of our significant accounting policies.
Note 1. Accounting Developments
Recently Issued Accounting Standards and Interpretations
SFAS 155 — In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) SFAS 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133 and 140 and permits fair value measurement of any structured note that contains an embedded derivative that would require bifurcation under SFAS 133. This fair value measurement is permitted on an instrument-by-instrument basis. The Bank applied the guidance under SFAS 155 at the beginning of the quarter ended March 31, 2007, and the implementation had no impact on its results of operations or financial condition.
SFAS 156 — In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value or a fair value measurement basis.
The new standard provides some relief for servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights. In a rising interest rate environment, losses on derivatives used for hedging must be recognized. However, corresponding increases in the fair value of the related servicing rights previously could not be recognized since SFAS 140 mandated that servicing rights be carried at the lower of cost or market. This situation generated income volatility.
SFAS 156 also changes how gains and losses are computed in transfers or securitizations that qualify for “sale treatment” in which the transferor retains the right to service the transferred financial assets. Under SFAS 156, servicing assets must be initially recorded at fair value and treated as part of the proceeds received by the transferor, thus affecting the gain/loss calculations.
The Bank applied the provisions of SFAS 156 as of January 1, 2007. The adoption of SFAS 156 did not have an impact on its results of operations or financial condition.
SFAS 157 — In September 2005, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in EITF 02-3, which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount when measuring instruments traded in an active market at fair value. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value.

Notes to Financial Statements — Unaudited
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
SFAS 159 — On February 15, 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with early adoption permitted. The Bank is continuing to evaluate SFAS 159 and to assess the impact on its financial condition, results of operations or cash flows, if a decision was made to adopt the standard.
Note 2. Held-to-maturity Securities
Held-to-maturity securities consisted of mortgage- and asset-backed securities (“MBS”), and state and local housing finance agency bonds. The amortized cost and the fair value of these securities were as follows (in thousands):

	March 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State and local housing agency obligations	$616,378	$10,338	$(362)	$626,354
Mortgage-backed securities	10,190,603	56,956	(114,850)	10,132,709

Total	$10,806,981	$67,294	$(115,212)	$10,759,063

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State and local housing agency obligations	$618,810	$11,141	$(283)	$629,668
Mortgage-backed securities	10,632,288	47,184	(139,371)	10,540,101

Total	$11,251,098	$58,325	$(139,654)	$11,169,769

Notes to Financial Statements — Unaudited
Temporary impairment. The following tables summarize held-to-maturity securities with fair values below their amortized cost, i.e., in an unrealized loss position at March 31, 2007 and December 31, 2006. The fair values and unrealized losses are aggregated by major security type and rating, and by the length of time individual securities have been in a continuous unrealized loss position. Securities, to which different rating levels have been assigned by different rating agencies, i.e., split ratings, are assigned to the lower rating category.
Temporary impairment at March 31, 2007 (in thousands):

	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities — fixed rate
AAA-rated	$2,267,751	$28,789	$2,725,291	$86,055	$4,993,042	$114,844
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—
Mortgage-backed securities — variable rate
AAA-rated	6,321	6	—	—	6,321	6
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	2,274,072	28,795	2,725,291	86,055	4,999,363	114,850

State and local housing finance agencies — fixed rate
AAA-rated	—	—	—	—	—	—
AA-rated	—	—	15,038	362	15,038	362
Below AA	—	—	—	—	—	—
State and local housing finance agencies — variable rate
AAA-rated	—	—	—	—	—	—
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	—	—	15,038	362	15,038	362

	$2,274,072	$28,795	$2,740,329	$86,417	$5,014,401	$115,212

The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities to anticipated recovery of their value. In addition, the FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis represent temporary impairment at March 31, 2007.

Notes to Financial Statements — Unaudited
Temporary impairment at December 31, 2006 (in thousands):

	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities — fixed rate
AAA-rated	$1,434,317	$7,082	$4,528,193	$132,247	$5,962,510	$139,329
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—
Mortgage-backed securities — variable rate
AAA-rated	134,958	42	—	—	134,958	42
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	1,569,275	7,124	4,528,193	132,247	6,097,468	139,371

State and local housing finance agencies — fixed rate
AAA-rated	—	—	—	—	—	—
AA-rated	15,117	283	—	—	15,117	283
Below AA	—	—	—	—	—	—
State and local housing finance agencies — variable rate
AAA-rated	—	—	—	—	—	—
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	15,117	283	—	—	15,117	283

	$1,584,392	$7,407	$4,528,193	$132,247	$6,112,585	$139,654

Notes to Financial Statements — Unaudited
Note 3. Advances
Advances outstanding are summarized below by contractual maturities (dollars in thousands):

	March 31, 2007		December 31, 2006
		Weighted [1]		Weighted [1]
	Amount	Average Yield	Amount	Average Yield
Overdrawn demand deposit accounts	$8	6.15%	$498	6.05%
Due in one year or less	14,388,523	4.96	12,273,636	4.91
Due after one year through two years	9,046,487	4.98	12,450,960	4.99
Due after two years through three years	4,058,679	5.11	4,108,983	5.05
Due after three years through four years	5,406,858	5.42	5,744,505	5.45
Due after four years through five years	2,819,861	4.89	2,591,828	4.86
Due after five years through six years	1,697,508	3.77	2,279,706	4.18
Thereafter	21,596,924	4.29	19,539,154	4.22

Total par value	59,014,848	4.73%	58,989,270	4.73%

Discount on AHP advances *	(493)		(519)
Net premium on advances *	332		489
SFAS 133 hedging basis adjustments *	132,533		23,154

Total	$59,147,220		$59,012,394

*	Premiums on advances and discounts on AHP advances are amortized to interest income using the level-yield method and were not significant for all periods reported. Amortization of fair value basis adjustments was a charge to interest income of $0.4 million and $0.6 million for the three months ended March 31, 2007 and 2006.

[1]	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps.
The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that is controlled by the FHLBNY, and put dates are summarized into similar maturity tenors as the previous table that summarizes advances by contractual maturities (in thousands):

	March 31, 2007	December 31, 2006
Overdrawn demand deposit accounts	$8	$498
Due or putable in one year or less	33,313,856	29,962,181
Due or putable after one year through two years	14,864,387	16,745,798
Due or putable after two years through three years	5,510,879	6,341,532
Due or putable after three years through four years	1,933,608	2,504,205
Due or putable after four years through five years	1,902,811	1,668,578
Due or putable after five years through six years	194,008	442,706
Thereafter	1,295,291	1,323,772

Total par value	59,014,848	58,989,270
Discount on AHP advances	(493)	(519)
Net premium on advances	332	489
SFAS 133 hedging basis adjustments	132,533	23,154

Total	$59,147,220	$59,012,394

Notes to Financial Statements — Unaudited
Note 4. Mortgage Loans
Mortgage loans are comprised primarily of Mortgage Partnership Finance® Program (“MPF”®) loans. The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from its participating members. Included in the total are outstanding balances of $44.6 million and $45.7 million at March 31, 2007 and December 31, 2006, comprised of mortgage loans originated by the FHLBNY. In the MPF Program, the FHLBNY’s member institutions create, service, and credit-enhance the loans. No intermediary trusts are involved. Loans in the Community Mortgage Partnership Asset (“CMA”) program, which has been inactive since 2001, were $4.8 million and $4.9 million at March 31, 2007 and December 31, 2006.
The following summarizes investments in mortgage loans (dollars in thousands):

	March 31, 2007		December 31, 2006
	2007	Percentage	2006	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$564,702	38.1%	$575,114	38.9%
Fixed long-term single-family mortgages	913,620	61.6	897,153	60.7
Multi-family mortgages	4,822	0.3	4,940	0.4

Total par value	1,483,144	100.0%	1,477,207	100.0%

Unamortized premiums	12,979		13,323
Unamortized discounts	(6,262)		(6,288)
Basis adjustment	(302)		(230)

Total mortgage loans held-for-portfolio	1,489,559		1,484,012
Allowance for credit losses	(593)		(593)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,488,966		$1,483,419

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 basis points but varies with the particular MPF program. The First Loss Account is not recorded or reported as a reserve for loan losses. The FHLBNY is responsible for absorbing losses in the first layer, as summarized below in the “memo” First Loss Account roll-forward analysis. The second layer is that amount of credit obligations that the Participating Financial Institution (“PFI”) has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued were $0.4 million for the three months ended March 31, 2007 and 2006. Credit Enhancement fees are reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.
The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended
	March 31,
	2007	2006
Beginning balance	$12,162	$11,318
Additions	210	125
Charge-offs	—	—
Recoveries	—	—

Ending balance	$12,372	$11,443

Notes to Financial Statements — Unaudited
Note 5. Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes.
The following summarizes consolidated obligations issued by the FHLBNY and outstanding (in thousands):

	March 31, 2007	December 31, 2006
Consolidated obligation bonds — amortized cost	$60,869,773	$62,195,674
FAS 133 Basis adjustments	(89,297)	(152,999)

Total Consolidated obligation — bonds	$60,780,476	$62,042,675

Discount notes — amortized cost	$14,002,278	$12,191,553

Total Consolidated obligation — discount notes	$14,002,278	$12,191,553

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
The FHLBNY’s capital stock at March 31, 2007 is Class B stock which is sub-divided into membership stock and activity-based stock.
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

Notes to Financial Statements — Unaudited
Capital Ratios
The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	March 31, 2007		December 31, 2006
	Required*	Actual	Required*	Actual
Regulatory capital requirements:
Risk-based capital[1]	$627,165	$4,034,872	$611,861	$4,024,891
Total capital-to-asset ratio	4.00%	4.92%	4.00%	4.93%
Total capital [2]	$3,279,316	$4,035,465	$3,268,119	$4,025,483
Leverage ratio	5.00%	7.38%	5.00%	7.39%
Leverage capital [3]	$4,099,145	$6,052,902	$4,085,149	$6,037,335

[1]	Actual “Risk-based capital” is capital stock and retained earnings, plus mandatorily redeemable capital stock. Section 932.2 of the Finance Board’s regulations also refers to this amount as “Permanent Capital.”

[2]	Actual “Total capital” is “Risk-based capital” plus allowance for credit losses.

[3]	Actual “Leverage capital” is “Risk-based capital” times 1.5 plus allowance for loan losses.

*	Minimum required.
Mandatorily Redeemable Capital Stock
The FHLBNY’s capital stock is redeemable at the option of either the member or the FHLBNY, subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income.
Mandatorily redeemable stock at March 31, 2007 and December 31, 2006 represented stock held by:
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

Notes to Financial Statements — Unaudited
Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	March 31, 2007	December 31, 2006
Redemption less than one year	$45,685	$43,184
Redemption from one year to less than three years	28,454	29,109
Redemption from three years to less than five years	30,671	30,679
Redemption from five years or greater	6,972	6,978

Total	$111,782	$109,950

Anticipated redemption assumes the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances, and of redeeming excess membership stock annually.
Dividends related to capital stock classified as mandatorily redeemable were accrued at an estimated dividend rate and reported as interest expense in the statements of income. At March 31, 2007, the FHLBNY had estimated a 7.0% (annualized) dividend payout due to holders of mandatorily redeemable capital stock averaging $111.8 million during the first quarter of 2007, and a liability of $1.9 million representing accrued dividend was recognized as an interest expense. The actual rate of dividend that was paid on April 30, 2007 was 7.5% (annualized).
The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended
	March 31,
	2007	2006
Beginning balance	$109,950	$18,087
Capital stock subject to mandatory redemption reclassified from equity	6,864	13,910
Redemption of mandatorily redeemable capital stock*	(5,032)	(4,584)

Ending balance	$111,782	$27,413

Accrued interest payable	$1,930	$327

*	Redemption includes repayment of excess stock. (Accrual is at a 7.00% annualized rate at March 31, 2007; 5.11% annualized at March 31, 2006)

Notes to Financial Statements — Unaudited
Note 7. Affordable Housing Program
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended
	March 31,
	2007	2006
Beginning balance	$101,898	$91,004
Additions from current period’s assessments	8,158	7,001
Net disbursements for grants and programs	(5,484)	(4,294)

Ending balance	$104,572	$93,711

Note 8. Derivatives
The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments. The notional amount of derivatives does not measure the credit exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing: favorable interest-rate swaps; forward agreements; mandatory delivery contracts for mortgage loans and purchased caps and floors if the counterparty defaults and the related collateral, if any, is of no value to the FHLBNY at March 31, 2007 and December 31, 2006.
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
An economic hedge is defined as a derivative that hedges specific or non-specific underlying assets, liabilities or firm commitments, but does not qualify for hedge accounting under the rules of SFAS 133 while it is an acceptable hedging strategy under the FHLBNY’s risk management program. These strategies also comply with Finance Board’s regulatory requirements prohibiting speculative hedging transactions. An economic hedge, by definition, introduces the potential for earnings variability due to the changes in fair value recorded on the derivatives that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments.
The FHLBNY does not take speculative positions with derivatives or any other financial instruments, and does not have any special purpose entities or any other types of off-balance sheet conduits.

Notes to Financial Statements — Unaudited
The following table presents outstanding notional balances and estimated fair value gains and (losses) of derivatives by SFAS 133 hedge type (in thousands):

	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$75,649,760	$(227,721)	$76,125,220	$(183,808)
Cash flow	355,500	373	—	—
Economic	1,260,000	(1,157)	175,000	(253)
Interest rate caps/floors
Fair value-Economic	1,192,694	2	1,237,694	—
Mortgage delivery commitments
MPF Fair value-Economic	2,954	(2)	9,497	(35)
Other
Intermediation *	80,000	27	50,000	3

Total	$78,540,908	$(228,478)	$77,597,411	$(184,093)

Total derivatives, excluding accrued interest		$(228,478)		$(184,093)
Accrued interest		236,686		301,253

Net derivative balance		$8,208		$117,160

Net derivative asset balance		$131,889		$224,775
Net derivative liability balance		(123,681)		(107,615)

Net derivative balance		$8,208		$117,160

*	Classified as economic.
The categories — “Fair value,” “Commitment,” and “Cash flow” hedges — represent derivative transactions accounted for as hedges. The category of “Economic” hedges represents derivative transactions under hedge strategies that did not qualify for hedge accounting treatment under SFAS 133.
Derivative Gains and Losses Reclassified from Accumulated other comprehensive income (loss) to Current Period Income
The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from Accumulated other comprehensive income (loss) in the statements of condition (in thousands):

	Three months ended
	March 31,
	2007	2006
Accumulated (losses)/gains from cash flow hedges, beginning of year	$(4,763)	$5,352
Net hedging transactions	139	3,970
Reclassified into earnings	(151)	(542)

Accumulated (losses)/gains from cash flow hedges, end of year	$(4,775)	$8,780

Notes to Financial Statements — Unaudited
Earnings Impact of Hedging Activities
Net Realized and Unrealized Gain (Loss) on Derivatives and Hedging Activities
As a result of applying SFAS 133, the FHLBNY reported the following net gains (losses) on derivatives and hedging activities (in thousands):

	Three months ended
	March 31,
	2007	2006
Gains (losses) related to fair value changes — Interest rate swaps	$3,239	$(885)
(Losses) gains related to fair value changes — Options	(712)	(2,231)
Net interest accruals — Options	1,003	1,200
Gains (losses) related to MPF — Economic hedges*	(70)	36
Gains (losses) — Economic hedges*	(17)	(57)
Net interest accruals — Economic hedges*	80	1

Net gains (losses) on derivatives and hedging activities	$3,523	$(1,936)

*	Economic hedges include intermediation and swaps not qualifying for hedge accounting under SFAS 133.
Interest accruals associated with hedges are allocated by category in the table above to conform to current period classification to more precisely match gains and losses from hedging activities. This reclassification has no impact on the net gains (losses) on derivatives and hedging activities.
Cash Flow Hedges
There were no material amounts for the three months ended March 31, 2007 and 2006 that were reclassified from Accumulated other comprehensive income (loss) into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. Over the next twelve months, it is expected that $0.4 million of net gains recorded in Accumulated other comprehensive income at March 31, 2007, will be recognized in earnings.
Note 9. Employee Retirement Plans
The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“DB Plan”). The DB Plan is a tax-qualified multiple-employer defined benefit pension plan that covers substantially all employees of the FHLBNY. For accounting purposes, the DB Plan is a multi-employer plan and does not segregate its assets, liabilities, or costs by participating employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the FHLBNY are not made.
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

Notes to Financial Statements — Unaudited
The FHLBNY also offers a Postretirement Health Benefit Plan to retirees. There are no funded plan assets that have been designated to provide postretirement health benefits. The following table presents employee retirement plan expenses (in thousands):

	Three months ended
	March 31,
	2007	2006
Defined Benefit Plan	$1,456	$1,450
Benefit Equalization Plan (Defined benefits)	309	500
Defined Contribution Plan and BEP thrift	380	282
Postretirement Health Benefit Plan	481	363

Total retirement plan expenses	$2,626	$2,595

Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	Three months ended
	March 31,
	2007	2006
Service cost	$103	$150
Interest cost	161	200
Amortization of unrecognized prior service cost	(25)	(13)
Amortization of unrecognized net loss	70	163

Net periodic benefit cost	$309	$500

Key assumptions used in determining the supplemental retirement plan cost for the three months ended March 31, 2007 included a discount rate of 5.65%, salary increase of 5.5%, and an amortization period of 8 years. The measurement date used to determine the net periodic cost was December 31, 2006. The total amount of benefits paid and expected to be paid under this plan is not expected to be materially different from amounts disclosed in the Bank’s Form 10-K filed on March 29, 2007.
Components of the net periodic postretirement health benefit cost for the FHLBNY’s Postretirement Health Benefit Plan were as follows (in thousands):

	Three months ended
	March 31,
	2007	2006
Service cost (benefits attributed to service during the period)	$218	$135
Interest cost on accumulated postretirement health benefit obligation	203	148
Amortization of loss	60	80

Net periodic postretirement health benefit cost	$481	$363

Key assumptions used in determining the Postretirement Health Benefit Plan for the three months ended March 31, 2007 included a discount rate of 5.65%, and health care cost trend rate of 4.5%. The measurement date used to determine the net periodic cost was December 31, 2006. The total amount of benefits paid and expected to be paid under this plan is not expected to be materially different from amounts disclosed in the Bank’s Form 10-K filed on March 29, 2007.

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
The following tables summarize outstanding balances and transactions with related parties at March 31, 2007 and December 31, 2006.
Related Party: Outstanding Assets, Liabilities and Equity (in thousands):

	March 31, 2007		December 31, 2006
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$18,845	$—	$38,850
Interest-bearing deposits	102	6,367,000	77	5,591,000
Federal funds sold	—	3,594,000	—	3,661,000
Held-to-maturity securities	—	10,806,981	—	11,251,098
Advances	59,147,220	—	59,012,394	—
Mortgage loans*	—	1,488,966	—	1,483,419
Accrued interest receivable	306,801	89,629	319,687	86,436
Premises and equipment, net	—	11,009	—	11,107
Derivative assets	—	131,889	—	224,775
Other assets**	—	20,461	—	23,144

Total assets	$59,454,123	$22,528,780	$59,332,158	$22,370,829

Liabilities and capital
Deposits	$2,210,097	$—	$2,389,528	$—
Consolidated obligations	—	74,782,754	—	74,234,228
Mandatorily redeemable capital stock	111,782	—	109,950	—
Accrued interest payable	—	636,999	—	735,215
Affordable Housing Program***	104,572	—	101,898	—
Payable to REFCORP	—	17,818	—	17,475
Derivative liabilities	—	123,681	—	107,615
Other liabilities****	44,258	38,412	43,265	59,420

Total liabilities	2,470,709	75,599,664	2,644,641	75,153,953
Capital	3,912,530	—	3,904,393	—

Total liabilities and capital	$6,383,239	$75,599,664	$6,549,034	$75,153,953

*	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

**	Includes insignificant amounts of miscellaneous assets that are considered related party.

***	Represents funds not yet disbursed to eligible programs.

****	Related column includes member pass-through reserves at the Federal Reserve Bank.

Notes to Financial Statements — Unaudited
Related Party: Income and Expense transactions (in thousands):

	Three months ended March 31,
	2007		2006
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$777,494	$—	$701,775	$—
Interest-bearing deposits *	—	80,699	—	76,492
Federal funds sold	—	44,636	—	20,392
Held-to-maturity securities	—	152,963	—	129,852
Mortgage loans **	—	19,518	—	18,858
Others	—	1	—	5

Total interest income	$777,494	$297,817	$701,775	$245,599

Interest expense
Consolidated obligations	$—	$938,036	$—	$829,578
Deposits	21,010	—	14,072	—
Mandatorily redeemable stock	2,149	—	320	—
Cash collateral held and other borrowings	3	1,425	—	165

Total interest expense	$23,162	$939,461	$14,392	$829,743

Service fees	$827	$—	$807	$—

*	Includes de minimis amounts of interest income from MPF service provider.

**	Includes de minimis amounts of mortgage interest income from loans purchased from members of other FHLBank.
Debt extinguished - In the three months ended March 31, 2007, the FHLBNY retired $283.0 million of consolidated obligation debt, at a cost that exceeded book value by about $2.4 million. The debt was retired by transferring the debt obligation to another FHLBank at negotiated market prices.

Notes to Financial Statements — Unaudited
Note 11. Total Comprehensive Income
Total comprehensive income was comprised of Net Income and Accumulated other comprehensive income (loss), which included cash flow hedging activities, and additional liability for employee supplemental retirement plans. Changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

				Accumulated
	Cash	Benefit	Postretirement	Other		Total
	Flow	Equalization	Health Benefit	Comprehensive	Net	Comprehensive
	Hedges	Plan	Plan	Income (Loss)	Income	Income
Balance, December 31, 2005	$5,352	$(1,839)	$—	$3,513
Net change	3,428	(762)	—	2,666	$62,687	$65,353

Balance, March 31, 2006	8,780	(2,601)	—	6,179
Net change	(13,543)	2,957	—	(10,586)	$222,508	$211,922

Incremental impact of adopting SFAS 158		(2,321)	(3,820)	(6,141)

Balance, December 31, 2006	(4,763)	(1,965)	(3,820)	(10,548)
Net change	(12)	—	—	(12)	$71,273	$71,261

Balance, March 31, 2007	$(4,775)	$(1,965)	$(3,820)	$(10,560)

Notes to Financial Statements — Unaudited
Note 12. Estimated Fair Values
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of March 31, 2007 were as follows (in thousands):

	March 31, 2007
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	FairValue
Assets
Cash and due from banks	$18,845	$—	$18,845
Interest-bearing deposits	6,367,102	94	6,367,196
Federal funds sold	3,594,000	—	3,594,000
Held-to-maturity securities	10,806,981	(47,918)	10,759,063
Advances	59,147,220	(44,124)	59,103,096
Mortgage loans	1,488,966	(19,644)	1,469,322
Accrued interest receivable	396,430	—	396,430
Derivative assets	131,889	—	131,889
Other financial assets	2,624	—	2,624

Liabilities
Deposits	2,210,097	3	2,210,100
Consolidated obligations:
Bonds	60,780,476	(130,475)	60,650,001
Discount notes	14,002,278	(878)	14,001,400

Mandatorily redeemable capital stock	111,782	—	111,782

Accrued interest payable	636,999	—	636,999
Derivative liabilities	123,681	—	123,681
Other financial liabilities	50,016	—	50,016
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of December 31, 2006 were as follows (in thousands):

	December 31, 2006
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	Fair Value
Assets
Cash and due from banks	$38,850	$—	$38,850
Interest-bearing deposits	5,591,077	62	5,591,139
Federal funds sold	3,661,000	17	3,661,017
Held-to-maturity securities	11,251,098	(81,329)	11,169,769
Advances	59,012,394	(55,450)	58,956,944
Mortgage loans	1,483,419	(24,284)	1,459,135
Accrued interest receivable	406,123	—	406,123
Derivative assets	224,775	—	224,775
Other financial assets	2,105	6	2,111

Liabilities
Deposits	2,389,528	1	2,389,529
Consolidated obligations:
Bonds	62,042,675	(184,723)	61,857,952
Discount notes	12,191,553	(1,229)	12,190,324

Mandatorily redeemable capital stock	109,950	—	109,950

Accrued interest payable	735,215	—	735,215
Derivative liabilities	107,615	—	107,615
Other financial liabilities	52,506	—	52,506

Notes to Financial Statements — Unaudited
Note 13. Commitments and Contingencies
The primary duty of the Finance Board is to ensure that the FHLBanks operate in a financially safe and sound manner. The Finance Board has the power to supervise the FHLBanks and to promulgate and enforce such regulations and orders as are necessary from time to time to carry out the provision of the Federal Home Loan Bank Act. FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. Neither the FHLBNY nor any other FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liability as similar to a related party guarantee, which meets the scope exception in FIN 45. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at March 31, 2007 or December 31, 2006. The par amounts of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, were approximately $951.5 billion and $951.9 billion at March 31, 2007 and December 31, 2006, respectively.
Commitments for additional advances totaled approximately $21.1 billion and $21.2 billion as of March 31, 2007 and December 31, 2006. Commitments are conditional, and generally were for periods of up to twelve months. Extension of credit under these commitments is subject to certain collateral requirements and other financial criteria at the time the commitment is drawn upon. Standby letters of credit are issued on behalf of members for a fee to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of this obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $369.1 million and $331.1 million as of March 31, 2007 and December 31, 2006, respectively, and had original terms of up to fifteen years, with a final expiration in 2019. Unearned fees on standby letters of credit are recorded in other liabilities and were not significant as of March 31, 2007 and December 31, 2006. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit. Standby letters of credit are fully collateralized at the time of issuance.
The FHLBNY was unconditionally obligated to purchase $3.0 million and $9.5 million in mortgage loans at March 31, 2007 and December 31, 2006, respectively under the MPF Program. Commitments are generally for periods not to exceed 45 days. In accordance with SFAS 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities,” such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate amount of $241.6 million and $223.9 million as of March 31, 2007 and December 31, 2006.
The FHLBNY executes derivatives with major banks and broker-dealers (“derivative counterparties”), and generally enters into bilateral collateral agreements. When derivative counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure. Such market value exposure was below the threshold agreements with counterparties at March 31, 2007 and December 31, 2006. As a result, it did not become necessary for the FHLBNY to pledge collateral at either date to mitigate the derivative counterparties’ credit exposure related to derivative contracts with the FHLBNY.

Notes to Financial Statements — Unaudited
The FHLBNY was also exposed to credit risk associated with derivative contracts, which is measured as the replacement cost of derivatives in a gain position. The FHLBNY’s credit exposure was mitigated by cash collateral of $32.0 million and $124.0 million delivered by derivative counterparties and held by the FHLBNY at March 31, 2007 and December 31, 2006.
The FHLBNY charged to operating expense rental costs of approximately $0.8 million for the three months ended March 31, 2007 and 2006. Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY.
The following table summarizes commitments and contingencies as of March 31, 2007 (in thousands):

	Payments due or expiration terms by period
	Less than	One year	Four years	Greater than
	One year	to three years	to five years	Five years	Total
Contractual Obligations
Consolidated obligations-bonds at par	$27,897,215	$24,017,530	$4,656,950	$4,310,350	$60,882,045
Mandatorily redeemable capital stock	45,685	28,454	30,671	6,972	111,782
Premises and equipment (rental and lease obligations)	2,954	4,796	4,347	12,590	24,687

Total contractual obligations	27,945,854	24,050,780	4,691,968	4,329,912	61,018,514

Other commitments
Standby letters of credit	309,117	30,629	19,643	9,728	369,117
Unused lines of credit and other conditional commitments	21,113,550	—	—	—	21,113,550
Consolidated obligation bonds/discount notes traded not settled	378,555	—	—	—	378,555
Commitment to purchase investment security	100,000	—	—	—	100,000
Open delivery commitments (MPF)	2,954	—	—	—	2,954

Total other commitments	21,904,176	30,629	19,643	9,728	21,964,176

Total contractual obligations and commitments	$49,850,030	$24,081,409	$4,711,611	$4,339,640	$82,982,690

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

Notes to Financial Statements — Unaudited
Note 14. Earnings per Share of Capital
The following table sets forth the computation of earnings per share of capital (in thousands except per share amounts):

	Three months ended
	March 31,
	2007	2006
Net income	$71,273	$62,687

Net income available to stockholders	$71,273	$62,687

Weighted average shares of capital	36,381	36,413
Less: Mandatorily redeemable capital	(1,118)	(260)

Average number of shares of capital used to calculate earnings per share	35,263	36,153

Earnings per share of capital	$2.02	$1.73

Net earnings per share of capital	$2.02	$1.73

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
The following table summarizes advances to the top 5 members at March 31, 2007 and interest income earned for the three months ended March 31, 2007 (dollars in thousands):

	March 31, 2007
			Par	Percent of	Interest
	City	State	Advances	Total *	Income
Hudson City Savings Bank	Paramus	NJ	$10,416,000	17.6%	$101,937
New York Community Bank	Westbury	NY	7,588,175	12.9	83,662
HSBC Bank USA, National Association	New York	NY	5,008,976	8.5	67,298
Manufacturers and Traders Trust Company	Buffalo	NY	3,596,154	6.1	46,344
Astoria Federal Savings and Loan Assn	Long Island City	NY	2,340,000	4.0	29,353

Total			$28,949,305	49.1%	$328,594

*	Percentage calculated on par value of advances.
The following table summarizes advances to the top 5 members at March 31, 2006 and interest income earned for the three months ended March 31, 2006 (dollars in thousands):

	March 31, 2006
			Par	Percent of	Interest
	City	State	Advances	Total*	Income
New York Community Bank	Westbury	NY	$7,304,398	11.7%	$79,404
Hudson City Savings Bank	Paramus	NJ	5,350,000	8.6	49,285
HSBC Bank USA, National Association	New York	NY	5,009,924	8.0	56,801
Manufacturers and Traders Trust Company	Buffalo	NY	3,803,457	6.1	45,292
North Fork Bank	Mattituck	NY	3,625,015	5.8	49,890

			$25,092,794	40.2%	$280,672

*	Percentage calculated on par value of advances.
The following table summarizes advances to the top 5 members at December 31, 2006, and interest income earned for the twelve months ended December 31, 2006 (dollars in thousands):

	December 31, 2006
			Par	Percent of	Interest
	City	State	Advances	Total *	Income
Hudson City Savings Bank	Paramus	NJ	$8,873,000	15.0%	$289,348
New York Community Bank	Westbury	NY	7,878,877	13.4	315,626
HSBC Bank USA, National Association	New York	NY	5,009,503	8.5	260,749
Manufacturers and Traders Trust Company	Buffalo	NY	3,423,231	5.8	188,514
Astoria Federal Savings and Loan Assn	Long Island City	NY	2,480,000	4.2	114,426

Total			$27,664,611	46.9%	$1,168,663

*	Percentage calculated on par value of advances.

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
These forward-looking statements may not be realized due to a variety of risks and uncertainties including, but not limited, to risks and uncertainties relating to economic, competitive, governmental, technological and marketing factors, as well as other factors identified in the Bank’s filings with the Securities and Exchange Commission.

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
Net Income — Net Income for the three months ended March 31, 2007, increased by $8.6 million to $71.3 million, up from $62.7 million for the comparable period in 2006. Net earnings per share of capital for the three months ended March 31, 2007 was $2.02, up from $1.73 for the same period in 2006. Return on average stockholders’ equity, defined as net income as an annualized percentage of average capital stock and retained earnings, increased to 7.35% for the three months ended March 31, 2007, up from 6.55% in the comparable period in 2006. Improved return on equity was directly attributable to the increase in net income in the first quarter of 2007 compared to the same quarter in 2006.
Net Interest Income — Net interest income after the provision for credit losses, a key metric for the FHLBNY, was $112.7 million for the three months ended March 31, 2007, up from $103.2 million in the same period in 2006. Net interest income represents the difference between income from interest-earning assets and interest expenses paid on interest-bearing liabilities. Net interest spread, was 31.3 basis points in the three months ended March 31, 2007, compared to 26.9 basis points in the same period in 2006. Net interest spread is defined as the difference between yields on interest-earning assets and yields on interest-bearing liabilities. Net interest margin, defined as annualized net interest income as a percentage of average earning assets increased to 56.7 basis points for the three months ended March 31, 2007, up from 50.9 basis points for the comparable period in 2006. A cash dividend of $1.76 per share of capital stock (7.00% annualized return on capital stock) was paid in January 2007 for the fourth quarter of 2006, up from $1.29 paid in January 2006 for the fourth quarter 2005. A cash dividend of $1.85 per share of capital stock (7.50% annualized return on capital stock) was paid in April 2007 for the first quarter of 2007.

Other Income — Other income for the three months ended March 31, 2007 was $2.0 million compared to a loss of $1.1 million for the comparable period in 2006. Other income comprised of service fee income from providing correspondent banking services to members, realized and unrealized gains and losses from hedging activities, and losses from extinguishment of debt. Service fee income remained substantially unchanged for the three months ended March 31, 2007 and 2006. Net realized and unrealized gain from hedging activities was a gain of $3.5 million for the three months ended March 31, 2007 compared to a loss of $1.9 million for the same period in 2006. Debt retirement in the three months ended March 31, 2007 resulted in a loss of $2.4 million. No debt was retired in the same period in 2006. Other expense, comprising principally of operating expenses, was $17.4 million for the three months ended March 31, 2007, up from $16.8 million in same period in 2006.
Assessments — REFCORP assessments on net income was $17.8 million in the three months ended March 31, 2007 compared to $15.7 million in the same period in 2006. Assessments set aside on net income for the Affordable Housing Program (AHP) was $8.2 million in the three months ended March 31, 2007 compared to $7.0 million in the same period in 2006. Both REFCORP and AHP assessments are based on income and the increase reflected the increase in pre-assessment income for the three months ended March 31, 2007 over the comparable period in 2006.
Advances — Total assets at March 31, 2007 was $82.0 billion compared to $81.7 billion at December 31, 2006. Reported Advances to members was $59.2 billion at March 31, 2007, almost unchanged from $59.0 billion at December 31, 2006. One member was acquired by a non-member in the first quarter of 2007, and about $100.0 million in advances outstanding to the former member was prepaid. About another $100.0 million was prepaid by members in the three months ended March 31, 2007.
Investments — Held-to-maturity securities consisting mainly of mortgage-backed securities “MBS” stood at $10.8 billion at March 31, 2007, down from $11.3 billion at December 31, 2006. MBS spreads remained “tight” inhibiting opportunities for MBS acquisition. Purchases of new MBS investments have remained opportunistic. Only when pricing met the Bank’s risk-reward preferences, the Bank considered an acquisition. At March 31, 2007, the Bank committed to purchase $100.0 million in a triple-A, agency issued MBS security that settled in April 2007. Proceeds from scheduled and unscheduled paydowns were $443.2 million, and no purchases were made that settled in the three months ended March 31, 2007. The Bank increased its inventory of short-term certificates of deposits issued by highly-rated financial institutions to $6.4 billion at March 31, 2007, up from $5.6 billion at December 31, 2006. The yield curve was still somewhat inverted and the Bank benefited from the relatively high yields from short-term investments.
Consolidated obligation debt — The Bank refined its funding practices to make greater use of term and overnight discount notes to provide greater flexibility in adjusting its balance sheet leverage. As a result, discount notes outstanding at March 31, 2007 increased to $14.0 billion from $12.2 billion at December 31, 2006. As the Bank’s total assets were virtually unchanged at March 31, 2007 compared to December 31, 2006, the Bank compensated for the increased issuance of discounts notes by a decrease in issuances of bonds. As a result, consolidated obligations bonds declined by $1.3 billion in par amounts to $60.9 billion at March 31, 2007 from $62.2 billion of par amount of bonds at December 31, 2006.
Stockholders’ Equity — Stockholders’ equity comprising of capital stock, retained earnings and accumulated comprehensive income, increased very slightly as the Bank paid out $65.2 million in dividends in the first quarter of 2007 on a net income of $71.3 million. Capital stock, a component of equity, remained unchanged at $3.5 billion at March 31, 2007, compared to December 31, 2006. The Bank has continued its program to redeem stock in excess of the amount necessary to support advance activity. Members are required to purchase stock as a prerequisite to membership, and the amount is also determined by a percentage of advances borrowed from the FHLBNY. Under the FHLBNY’s present practice of repurchasing excess stock, the amount of capital stock outstanding varies in line with members’ outstanding borrowings.

Selected financial data are presented below (Unaudited)

Statements of Condition	March 31,	Year ended December 31,
(dollars in millions)	2007	2006	2005	2004	2003	2002
Investments (1)	$20,768	$20,503	$21,190	$18,363	$14,217	$23,598
Advances	59,147	59,012	61,902	68,507	63,923	68,926
Mortgage loans	1,489	1,483	1,467	1,178	672	435
Total assets	81,983	81,703	85,014	88,439	79,230	93,606
Deposits and borrowings	2,210	2,390	2,658	2,297	2,100	2,743
Consolidated obligations	74,783	74,234	77,279	80,157	70,857	83,512
Mandatorily redeemable stock	112	110	18	127	—	—
AHP liability	105	102	91	82	93	110
REFCORP liability	18	17	14	10	—	14
Capital stock	3,548	3,546	3,590	3,655	3,639	4,051
Retained earnings	375	369	291	223	127	244
Equity to asset ratio (2)	4.79%	4.79%	4.57%	4.38%	4.75%	4.59%

	Three months ended
Statements of Condition	March 31,		Year ended December 31,
Averages (in millions)	2007	2006	2006	2005	2004	2003	2002
Investments (1)	$20,516	$18,478	$19,490	$19,944	$17,642	$19,833	$20,677
Advances	58,585	62,516	64,658	63,446	65,289	70,943	64,210
Mortgage loans	1,488	1,464	1,471	1,360	928	527	400
Total assets	81,362	83,052	86,319	85,254	84,344	92,747	86,682
Deposits and borrowings	1,907	1,381	1,773	2,112	1,968	2,952	2,908
Consolidated obligations	74,550	76,558	79,314	77,629	76,105	81,818	76,907
Mandatorily redeemable capital	112	26	51	56	238	—	—
AHP liability	102	91	95	84	83	105	107
REFCORP liability	9	8	9	7	4	2	8
Capital stock	3,526	3,615	3,737	3,604	3,554	4,082	3,768
Retained earnings	338	286	314	251	159	193	204

Operating Results	Three months ended
(dollars in millions, except	March 31,		Years ended December 31,
earnings and dividends per share)	2007	2006	2006	2005	2004	2003	2002
Net interest income (3)	$113	$103	$470	$395	$268	$299	$389
Net income	71	63	285	230	161	46	234
Dividends paid in cash	65	46	208	162	66	164	167
AHP expense	8	7	32	26	19	5	26
REFCORP expense	18	16	71	58	40	11	59
Return on average equity*	7.35%	6.55%	7.04%	5.97%	4.34%	1.08%	5.89%
Return on average assets*	0.35%	0.31%	0.33%	0.27%	0.19%	0.05%	0.27%
Operating expenses	$16	$15	$63	$59	$51	$48	$39
Operating expense ratio* (4)	0.08%	0.07%	0.07%	0.07%	0.06%	0.05%	0.04%
Earnings per share	$2.02	$1.73	$7.63	$6.36	$4.55	$1.12	$6.21
Dividend per share	$1.76	$1.29	$5.59	$4.50	$1.83	$3.97	$4.51
Headcount (Full time and part time)	239	222	232	221	210	206	200

(1)	Investments include held-to-maturity securities, available-for-sale securities, interest-bearing deposits, Federal funds, and loans to other FHLBanks.

(2)	Equity to asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.

(3)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(4)	Operating expenses as a percentage of average assets. `

*	Annualized.

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
For additional information, refer to Note 1 to the Financial Statements in the FHLBNY’s Form 10-K filed on March 29, 2007.
Recently Issued Accounting Standards and Interpretations
SFAS 155 — In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) SFAS 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133 and 140 and permits fair value measurement of any structured note that contains an embedded derivative that would require bifurcation under SFAS 133. This fair value measurement is permitted on an instrument-by-instrument basis. The Bank applied the guidance under SFAS 155 at the beginning of the quarter ended March 31, 2007, and the implementation had no impact on its results of operations or financial condition.
SFAS 156 — In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value or a fair value measurement basis. The new standard provides some relief for servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights. In a rising interest rate environment, losses on derivatives used for hedging must be recognized. However, corresponding increases in the fair value of the related servicing rights previously could not be recognized since SFAS 140 mandated that servicing rights be carried at the lower of cost or market. This situation generated income volatility. SFAS 156 also changes how gains and losses are computed in transfers or securitizations that qualify for “sale treatment” in which the transferor retains the right to service the transferred financial assets. Under SFAS 156, servicing assets must be initially recorded at fair value and treated as part of the proceeds received by the transferor, thus affecting the gain/loss calculations.
The Bank applied the provisions of SFAS 156 as of January 1, 2007. The adoption of SFAS 156 did not have an impact on its results of operations or financial condition.
SFAS 157 — In September 2005, the FASB issued SFAS 157, “Fair Value Measurements.”
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
SFAS 159 — On February 15, 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with early adoption permitted. The Bank is continuing to evaluate SFAS 159 and to assess the impact on financial condition, results of operations or cash flows, if a decision was made to adopt the standard.
Results of Operations
Net Income - Net income for the first quarter 2007 was $71.3 million, compared with $62.7 million for the comparable quarter in 2006. Net income is after the deduction of AHP and REFCORP assessments, which are a fixed percentage of the FHLBNY’s pre-assessment income. Increase in net income is attributed to an increase in net interest income, which grew to $112.7 million for the first quarter of 2007, up from $103.2 million in the comparable quarter in 2006. Net interest income represents the difference between income from interest-earnings assets and interest expense paid on interest-bearing liabilities.
Net Interest Income - Net interest income is the principal source of revenue for the FHLBNY and the primary factors that impact it are yields from advances and investment minus the cost of consolidated obligation debt. The execution of interest rate swaps in the derivative market at a constant spread to LIBOR, in effect converting fixed-rate assets and debt to conventional adjustable-rate instruments tied to LIBOR, is also a factor. Income earned from assets funded by member capital and retained earnings, which are non-interest bearing, is another important consideration for the FHLBNY.
Reported net interest income after provisions for credit losses was $112.7 million for the first quarter of 2007, up 9.2% compared to $103.2 million for the comparable quarter in 2006. The FHLBNY also continued to earn significant income from investing its members’ capital to fund interest earning assets. In a rising interest rate environment, deployment of capital, retained earnings and net non-interest bearing liabilities, defined as deployed capital, provided the FHLBNY with significant income. As an illustration, an average of $4.0 billion in deployed capital earned an estimated yield of 5.41%, the reported annualized yield on aggregate interest-earning assets for the three months ended March 31, 2007, in contrast to a similar yield of 4.66% on a higher average deployed capital of $4.5 billion for the comparable period in 2006. As a result, deployed capital made a stronger contribution to net interest income in the three months ended March 31, 2007 compared to the same period in 2006.

The following tables summarize key changes in the components of net interest income (dollar amounts in thousands):

	Three months ended
	March 31,		Dollar	Percentage
	2007	2006	Variance	Variance
Interest Income
Advances	$777,494	$701,775	$75,719	10.79%
Interest-bearing deposits	80,699	76,492	4,207	5.50
Federal funds sold	44,636	20,392	24,244	118.89
Held-to-maturity securities	152,963	129,852	23,111	17.80
Mortgage loans held-for-portfolio	19,518	18,858	660	3.50
Other	1	5	(4)	(80.00)

Total interest income	1,075,311	947,374	127,937	13.50

Interest Expense
Consolidated obligations	938,036	829,578	108,458	13.07
Other	24,587	14,557	10,030	68.90

Total interest expense	962,623	844,135	118,488	14.04

Net interest income before mortgage loan loss provision	$112,688	$103,239	$9,449	9.15%

Interest Income - Interest income grew to $1.1 billion in the three months ended March 31, 2007, up from $947.4 million in the same period in 2006. Growth in interest income was principally attributable to new advances with higher coupons replacing maturing advances in a rising interest rate environment. Advance volume, as represented by average earning advances in the three months ended March 31, 2007, was down from the comparable period in 2006. Investment volume in held-to-maturity securities and Federal funds sold were up and was partially offset by declining volume in interest-bearing deposits, principally short-term certificates of deposits. Interest income from all investments benefited from higher coupons in a rising rate environment. Prepayment fees associated with advances reported in interest income was $1.9 million and $0.5 million for the three months ended March 31, 2007 and 2006.
Cash flow from interest rate swaps was also a critical component of interest income earned from advances. The FHLBNY executes interest rate swaps to modify the effective interest rate terms of many of its fixed-rate advance products, and typically all of its convertible or putable advances. In these swaps, the FHLBNY effectively converts a fixed-rate stream of cash flows from the advance to a floating-rate advance, indexed to LIBOR. The impact of swapping fixed- for floating-interest rate in which the FHLBNY pays out fixed-rate and receives LIBOR-indexed cash flows in an interest rate swap agreement made a positive cash in-flow of $84.4 million in the three months ended March 31, 2007, compared to $12.2 million in the same period in 2006.
The table below summarizes interest earned from advances and the impact of interest rate derivatives (in thousands):

	Three months ended
	March 31,
	2007	2006
Advance Interest Income
Gross interest income before adjustment for interest rate swaps	$693,066	$689,557
Net interest adjustment for interest rate swaps	84,428	12,218

Total Advance interest income reported	$777,494	$701,775

Interest Expense – The FHLBNY has continued to fund its assets with consolidated obligation bonds and discount notes in the three months ended March 31, 2007. Interest expense on consolidated obligations increased by 13.1% to $938.0 million in the three months ended March 31, 2007, up from $829.6 million in the same period in 2006. Increases were rate-related as new debt was issued at higher coupons in a rising rate environment to replace maturing debt. Rate-related increases were partly offset by decline in debt volume, defined as average debt outstanding in the period, principally because of decline in average total earning assets by about $1.9 billion and associated decline in funding needs in the three months ended March 31, 2007 compared to the same period in 2006.

Cash flow from interest rate swaps was also a critical component of interest expense on debt. The FHLBNY issues fixed-rate callable debt with the simultaneous execution of callable interest rate swaps to modify the effective interest rate terms and effective durations of its fixed-rate debt. The net impact of accruals of receive-fixed interest-rate swaps and pay-LIBOR indexed cash flows associated with qualifying debt hedges increased debt expense by $52.8 million and $52.5 million for the three months ended March 31, 2007 and 2006.
The table below summarizes interest expense paid on consolidated obligation bonds and the impact of interest rate swaps (in thousands):

	Three months ended
	March 31,
	2007	2006
Consolidated bonds — Interest expense
Gross interest expense before adjustment for interest rate swaps	$(713,958)	$(574,300)
Net interest adjustment for interest rate swaps	(52,798)	(52,451)

Total Consolidated bonds — interest expense reported	$(766,756)	$(626,751)

Spread/Yield Analysis:
The following table summarizes the Bank’s net interest income and net interest yield and provides an attribution of changes in rates and volumes of the FHLBNY’s interest-earning assets and interest bearing liabilities.

	Three months ended March 31,
	2007			2006
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$58,585,142	$777,494	5.38%	$62,516,101	$701,775	4.55%
Interest-earning deposits	6,101,374	80,699	5.36	6,937,144	76,492	4.47
Federal funds sold	3,397,411	44,636	5.33	1,823,822	20,392	4.53
Investments	11,016,798	152,963	5.63	9,716,787	129,852	5.42
Mortgage loans and other loans	1,487,535	19,519	5.32	1,463,638	18,863	5.23

Total interest-earning assets	$80,588,260	$1,075,311	5.41%	$82,457,492	$947,374	4.66%

Funded By:
Consolidated obligations	$74,549,738	$938,036	5.10%	$76,558,451	$829,578	4.39%
Interest-bearing deposits and other borrowings	2,019,218	24,587	4.94	1,407,438	14,557	4.15

Total interest-bearing liabilities	76,568,956	962,623	5.10%	77,965,889	844,135	4.39%

Capital and other non-interest- bearing funds	4,019,304	—		4,491,603	—

Total Funding	$80,588,260	$962,623		$82,457,492	$844,135

Net Interest Spread		$112,688	0.3128%		$103,239	0.2686%

Net Interest Margin (Net interest income/Earning Assets)			0.567%			0.509%

Note [1]: Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the Bank and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond, typically resulting in funding at an advantageous price. Similarly, the Bank makes fixed-rate advances to members and hedges the advance with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities.

Rate and Volume Analysis
The Rate and Volume Analysis presents changes in interest income, interest expense, and net interest income that are due to changes in volumes and rates. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the FHLBNY’s interest income and interest expense (in thousands):

	Three months ended
	March 31, 2007 vs. March 31, 2006
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$(44,127)	$119,846	$75,719
Interest-earning deposits	(9,215)	13,422	4,207
Federal funds sold	17,594	6,650	24,244
Investments	17,373	5,738	23,111
Mortgage loans	308	348	656

Total interest income	(18,067)	146,004	127,937

Interest Expense
Consolidated obligations	(21,766)	130,224	108,458
Deposits and borrowings	6,328	3,702	10,030

Total interest expense	(15,438)	133,926	118,488

Changes in Net Interest Income	$(2,629)	$12,078	$9,449

Non-Interest Income
The following table summarizes non-interest income (in thousands):

	Three months ended
	March 31,
	2007	2006
Other income (loss):
Service fees	$827	$807
Net realized and unrealized gain (loss) on derivatives and hedging activities	3,523	(1,936)
Losses from extinguishment of debt and other	(2,356)	5

Total other income (loss)	$1,994	$(1,124)

Service fees – Service fees were derived primarily from providing correspondent banking services to members, and fees earned on standby letters of credit.
Net realized and unrealized gain (loss) on derivatives and hedging activities - The Bank records all derivatives as either assets or liabilities in the statements of condition at their estimated fair value and recognizes changes in fair value in the statements of income. Changes in the fair value of the Bank’s derivatives, including a small amount of mortgage commitments, resulted in gains of $3.5 million in the three months ended March 31, 2007 and a loss of $1.9 million in the same period in 2006. These gains and losses were included in other income (loss) as “Net realized and unrealized gain (loss) on derivatives and hedging activities.” In addition, the net contractual interest accruals on interest rate swaps considered as non-qualifying for hedge accounting and interest received from “in-the-money” options were also included in “Net realized and unrealized gain (loss) on derivatives and hedging activities.”

Net realized and unrealized gains and losses from hedging activities are typically determined by changes in the benchmark interest rate (designated as LIBOR by the FHLBNY) and the degree of ineffectiveness of hedging relationships between the change in the fair value of derivatives and change in the fair value of the hedged assets and liabilities attributable to changes in benchmark interest rates.
The primary components of reported gains and losses from hedging activities for the three months ended March 31, 2007 and 2006 were:
•	Changes in the benchmark interest rate and implied volatilities of interest rates (i.e., market’s expectation of potential changes in future interest rates) of fair value hedges using receive-fixed, pay-variable swaps of : (1) SFAS 133 qualifying fair value hedges of the Bank’s debt resulted in net unrealized and realized gains of $1.8 million on notional hedged amounts of $38.6 billion of such hedges; and (2) SFAS 133 non-qualifying fair value hedges resulted in net unrealized losses of $0.3 million on a notional amount of $1.3 billion. For the comparable period in 2006, qualifying hedges reported unrealized and realized net losses of $1.5 million; non-qualifying hedges were de minimis.
•	Changes in the benchmark interest rate and implied volatilities of interest rates of fair value hedges using pay-fixed, receive-variable swaps associated with SFAS 133 qualifying hedges of the Bank’s advances for the three months ended March 31, 2007 resulted in reported ineffectiveness, including amortization of basis adjustments, of $1.4 million on notional amounts of $37.1 billion of such hedges. For the comparable period in 2006, reported net unrealized and realized gains were $0.6 million.
•	Changes in the fair value basis of options for the three months ended March 31, 2007 resulted in reported realized losses of $0.7 million, principally from market-amortization of the time value of purchased options approaching expiration. Net interest income accruals from in-the-money option contracts associated with variable-rate advances contributed $1.0 million in realized gains in 2006. Purchased options, indexed to LIBOR, became “in-the-money” during 2006 as short-term interest rates rose past the contractual “strike-prices” of option contracts, and the Bank accrued to income the difference between the option strike price and prevailing LIBOR rates. Under hedge accounting rules, such periodic contractual interest income is also considered as cash flows from economic hedges and is reported in “Net realized and unrealized gain (loss) on derivatives and hedging activities.” For the comparable period in 2006, change in fair value basis of options net of interest income from in-the-money options was a loss of $1.0 million.
Debt Extinguishment - Losses from extinguishment of debt consisted principally of the recorded loss from retirement of consolidated obligation bonds. In the three months ended March 31, 2007, the FHLBNY retired $283.0 million of consolidated obligation debt, at a cost that exceeded book value by about $2.4 million. The debt was retired by transferring the debt obligation to another FHLBank at negotiated market prices. Debt extinguished were fixed-rate and non-callable. The bonds retired were associated with advances and commercial mortgage-backed securities (“CMBS”) that had been prepaid. When assets are prepaid in advance of their expected or contractual maturities, the Bank attempts to also extinguish the associated debt in order to re-align asset and liability cash flow patterns. When CMBS and longer-term advances are prepaid, the Bank receives an early termination prepayment fee. Historically, the Bank has generally repurchased its debt when the coupons were higher than the current prevailing market rates.

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
The following table sets forth the principal components of other expenses (in thousands):

	Three months ended
	March 31,
	2007	2006
Other expenses:
Operating	$16,050	$15,474
Finance Board and Office of Finance	1,383	1,281

Total other expenses	$17,433	$16,755

The following table summarizes the major categories of operating expenses (in thousands):

	Three months ended
	March 31,
	2007	2006
Salaries and employee benefits	$10,757	$10,035
Temporary Workers	81	—
Occupancy	967	888
Depreciation and leasehold amortization	1,005	1,020
Computer service agreements and contractual services	1,334	1,615
Professional fees	455	196
Legal	219	214
Other	1,232	1,506

Total operating expenses	$16,050	$15,474

The delayed impact of staff additions in mid-2006 was the primary cause of the increases in salaries and employee benefits expenses in the three months ended March 31, 2007.
Assessments
Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program and to satisfy its Resolution Funding Corporation assessment. These are more fully described under the section “Assessments” in notes to unaudited financial statements.
REFCORP assessment on net income was $17.8 million in the three months ended March 31, 2007 compared to $15.7 million in the same period in 2006. Assessments set aside on net income for the Affordable Housing Program (AHP) was $8.2 million in the three months ended March 31, 2007 compared to $7.0 million in the same period in 2006. Both REFCORP and AHP assessments are based on income and the increase reflected the increase in pre-assessment income for the three months ended March 31, 2007 over the comparable period in 2006.

Financial Position — Assets, Liabilities and Shareholders’ Capital
Total assets at March 31, 2007 stood at $82.0 billion, slightly higher than $81.7 billion at December 31, 2006, and were in line with the Bank’s decision to maintain balance sheet leverage at 20.9 times equity, unchanged from December 31, 2006. The small increase in total assets was principally as a result of additional investment in interest-bearing deposits. The leverage ratio is a multiple of stockholders’ capital, which increases and decreases with members’ advance borrowings. As capital increases or declines in line with higher or lower volumes of advances, the Bank adjusts its balance sheet assets to achieve desired leverage by increasing or decreasing holdings of short-term investments in certificates of deposits, and to some extent its inventory of Federal funds sold, which it inventories to accommodate unexpected member needs for liquidity.
Summary
Investments - Investments in held-to-maturity securities consisting mainly of mortgage-backed securities “MBS” stood at $10.8 billion at March 31, 2007, down from $11.3 billion at December 31, 2006, as pay-downs were allowed to outpace acquisitions. MBS spreads remained “tight” inhibiting opportunities for MBS acquisitions and prevailing spreads were unable to meet the Bank’s risk-reward preferences. As investments in MBS declined, the Bank maintained its leverage targets by increasing its inventory of short-term certificates of deposits issued by highly-rated financial institutions to $6.4 billion at March 31, 2007, up from $5.6 billion at December 31, 2006.
Advances - Reported book value of advances was $59.2 billion at March 31, 2007, up slightly from $59.0 billion at December 31, 2006. Reported book value at March 31, 2007 included fair value hedge basis adjustments of $132.5 million, principally representing unrealized fair value gains, compared to $23.2 million at December 31, 2006. Fair value basis of previously recorded realized gains and losses from discontinued hedges, net of amortization, was not material. Unrealized gains and losses represent changes in the fair values of hedged advances under the provisions of hedge accounting rules. Par amount of advances, an economic measure of member demand for advances, was $59.0 billion at March 31, 2007, almost unchanged from $59.0 billion at December 31, 2006.
Debt - The primary source of funds for the FHLBNY continued to be through issuance of consolidated obligation bonds and discount notes. Discount notes are consolidated obligations with maturities up to 365 days, and consolidated bonds have maturities of one year or longer. Reported consolidated obligations bonds and discount notes, outstanding at March 31, 2007 stood at $60.8 billion and $14.0 billion, representing 74.1% and 17.1% of assets at March 31, 2007. By way of comparison, the percentages were 75.9% and 14.9% at December 31, 2006. Issuances of consolidated obligation discount notes, the principal short-term funding source for the FHLBNY, increased in the three months ended March 31, 2007, and outstanding balances were up to $14.0 billion, compared to $12.2 billion at December 31, 2006. The Bank refined its funding practices to make greater use of term and overnight discount notes to provide greater flexibility in adjusting its balance sheet leverage. The Bank hedges the risk of changes in the benchmark interest rate (adopted by the Bank as the LIBOR rate) of designated fixed-rate debt and almost all callable fixed-rate debt. The reported carrying value of hedged consolidated bonds was adjusted for changes in their fair value basis adjustments that were attributable to the risk being hedged in accordance with hedge accounting rules. Fair value basis adjustments resulting from changes in the benchmark rate have remained in unrealized gain positions were $87.9 million and $151.2 million at March 31, 2007 and December 31, 2006. Fair value basis of previously recorded realized gains and losses from discontinued hedges, net of amortization, was not material. Fair value gains at March 31, 2007 were associated with $38.6 billion notional amount of interest rate swaps. The comparable notional amount of interest rate swaps at December 31, 2006 was $40.5 billion.

Member Deposits - Member deposits totaled $2.2 billion at March 31, 2007, compared to $2.4 billion at December 31, 2006. Changes in deposit balances reflect member preference for liquidity and availability of alternative investment vehicles. The FHLBNY does not rely on member deposits to meet its funding needs.
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
Advances – By type
The following table summarizes advances by product types (dollars in thousands):

	March 31, 2007		December 31, 2006
		Percentage		Percentage
	Amounts	of total	Amounts	of total
Adjustable Rate Credit — ARCs	$13,259,794	22.47%	$13,251,464	22.47%
Fixed Rate Advances	31,464,343	53.32	29,873,543	50.64
Repurchase (Repo) Agreement	11,671,091	19.78	11,969,036	20.29
Short-Term Advances	750,716	1.27	1,824,705	3.09
Mortgage Matched Advances	725,233	1.23	757,050	1.28
Overnight Line of Credit (OLOC) Advances	979,806	1.66	1,187,685	2.02
All other categories	163,865	0.27	125,787	0.21

Total par value of advances	59,014,848	100.00%	58,989,270	100.00%

Discount on AHP Advances	(493)		(519)
Net premium on advances	332		489
SFAS 133 hedging adjustments	132,533		23,154

Total	$59,147,220		$59,012,394

Member demand for advances - Advances measured in par amounts outstanding were flat at $59.0 billion at March 31, 2007, compared to December 31, 2006. One large member’s increased borrowings of convertible fixed-rate advances accounted for increase in the Fixed-Rate Advances.
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
Member prepayment activity – Member prepayment activity during the three months ended March 31, 2007 was modest at $200.0 million, and included a prepayment of $100.0 million borrowed by a member that was acquired by a non-member.
Merger activity – One member was acquired by a non-member during the three months ended March 31, 2007.
Impact of hedging - The Bank hedges certain advances under the provisions of SFAS 133 by the use of both callable and non-callable interest rate swaps in fair value hedges. Certain LIBOR-indexed advances have “capped” coupons. These caps were offset by purchased options (caps) with mirror-image terms. Fair value changes of caps due to changes in the benchmark rate were recorded through “Net realized and unrealized gains losses on derivative and hedging activities” in other income.
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
The Bank hedged $37.1 billion of par amounts of advances outstanding at March 31, 2007, compared to $35.6 billion at December 31, 2006 The Bank hedged the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the statements of condition were associated with hedging activities under the provisions of SFAS 133. At March 31, 2007, the basis adjustment was $132.5 million, up from $23.2 million at December 31, 2006. Fair value changes are typically from changes in the term structure of medium- and short-term rates, from changes in volatilities of such rates, and from the growth or decline in hedge volume. The short-end of the yield curve has declined at March 31, 2007 from December 31, 2006, and many of the Bank’s hedged fixed-rate, non-putable advances with maturities in the short- and medium-term are exhibiting greater fair value gains at March 31, 2007, compared to year-end 2006. Changes due to amortization of previously recorded realized gains and losses were not material. Unrealized gains and losses represented by the fair value basis adjustments were almost entirely offset by fair value unrealized losses and gains of the derivatives associated with the fair value hedges.

Investments
The FHLBNY acquires investments authorized by Finance Board policies and regulations, and it maintains substantial investments in high-quality, short- and intermediate-term financial instruments. At March 31, 2007 and December 31, 2006, the FHLBNY’s investments consisted of investment securities classified as held-to-maturity, interest-bearing deposits, bank certificates of deposits, and Federal funds sold. The FHLBNY does not trade in investment securities.
The following table summarizes changes in investment by category (including held-to-maturity securities) (dollars in thousands):

	March 31,	December 31,	Dollar	Percentage
	2007	2006	Variance	Variance
State and local housing agency obligations	$616,378	$618,810	$(2,432)	(0.39)%
Mortgage-backed securities	10,190,603	10,632,288	(441,685)	(4.15)

Total investment securities	10,806,981	11,251,098	(444,117)	(3.95)

Interest-bearing deposits *	6,367,000	5,591,000	776,000	13.88
Federal funds sold	3,594,000	3,661,000	(67,000)	(1.83)

Total investments	$20,767,981	$20,503,098	$264,883	1.29%

*	Excludes bank deposits at another FHLBank.
Held-to-maturity Securities
At March 31, 2007 and December 31, 2006, held-to-maturity securities included privately issued mortgage- and asset-backed securities, collectively referred to as “MBS” that were rated “Aaa” by Moody’s or “AAA” by S&P, and mortgage-pass-throughs and Real Estate Mortgage Investment Conduit bonds issued by government sponsored mortgage agencies. In addition, the FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities that were rated at least “Aa” by Moody’s or “AA” by S&P. Investment in mortgage-backed securities provides a reliable income stream.
Limits for adding to the MBS portfolio are defined by Finance Board regulations, which limits holding of MBS to 300% of capital. At March 31, 2007 and December 31, 2006, the Bank was within these limits.
MBS spreads remained “tight” inhibiting opportunities for MBS acquisitions. Purchases of new MBS investments have remained opportunistic. Only when pricing met the Bank’s risk-reward preferences would the Bank consider an acquisition. At March 31, 2007, the Bank committed to purchase $100.0 million in a triple-A, agency issued MBS security that settled in April 2007. Aside from that commitment, the Bank did not acquire MBS or housing-finance agency bonds for settlement in the three months ended March 31, 2007, as security pricing and risk-profiles did not meet the Bank’s risk-reward preferences. Pay-downs and prepayments in the first quarter were $443.2 million.
The FHLBNY conducts a review and evaluation of the securities portfolio to determine if the decline, if any, in the fair value of a security below its carrying value is other than temporary. The FHLBNY generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with the FHLBNY’s experience. The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities until recovery of their value.

Short-term investments
High-quality, short-term investments such as Federal funds and certificates of deposits were held at March 31, 2007 and December 31, 2006, and provided the liquidity necessary to meet member credit needs and a reasonable return on members’ short-term deposits. Both short- and long-term investments were used by the FHLBNY to employ excess capital and generated additional returns for its members. Short-term investments were higher at March 31, 2007, compared to December 31, 2006, principally to offset decline in its MBS inventory and still maintain its balance sheet leverage, and defined here as total assets as a ratio of total stockholders’ equity.
Federal funds sold - Inventory of Federal funds sold was $3.6 billion slightly down from $3.7 billion at December 31, 2006. Historically, the FHLBNY has been a provider of Federal funds, allowing the FHLBNY to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.
Certificates of deposits - At March 31, 2007, certificates of deposits, all maturing within 12 months or less, were $6.4 billion, up from $5.6 billion at December 31, 2006, and comprised of short-term investments in securities issued by major financial institutions.
Cash collateral pledged deposits - The FHLBNY generally executes derivatives with major banks and broker-dealers and typically enters into bilateral collateral agreements. When counterparties are exposed, the Bank’s derivatives are in a net unrealized loss position, and the Bank would be called upon to pledge cash collateral to mitigate the counterparties’ credit exposure. Collateral agreements in place include certain thresholds and pledge requirements are generally triggered if exposures exceed the agreed upon thresholds. As of March 31, 2007 and December 31, 2006, no cash had been required to be pledged by the Bank.

Mortgage Loans Held-for-Portfolio
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2007		December 31, 2006
	2007	Percentage	2006	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$564,702	38.1%	$575,114	38.9%
Fixed long-term single-family mortgages	913,620	61.6	897,153	60.7
Multi-family mortgages	4,822	0.3	4,940	0.4

Total par value	1,483,144	100.0%	1,477,207	100.0%

Unamortized premiums	12,979		13,323
Unamortized discounts	(6,262)		(6,288)
Basis adjustment	(302)		(230)

Total mortgage loans held-for-portfolio	1,489,559		1,484,012
Allowance for credit losses	(593)		(593)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,488,966		$1,483,419

The total portfolio of mortgage loans was comprised principally of investments in Mortgage Partnership Finance loans (“MPF”). Community Mortgage Asset loans (“CMA”), which has not been active since 2001 and has declined steadily over time, were $4.8 million and $4.9 million at March 31, 2007 and December 31, 2006, respectively. During the three months ended March 31, 2007, the FHLBNY added $43.5 million in new MPF loans, and run-offs were about $37.5 million. The FHLBNY does not expect the MPF loans to increase substantially, and provides this product to its members as another alternative for members to sell their mortgage production.
Deposit Liabilities
Member deposits - The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature, with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Total deposits at March 31, 2007, including demand and term aggregated $2.2 billion, slightly down from $2.4 billion at December 31, 2006. Member deposit balances are typically higher at quarter-end dates. The average demand deposit balances for the first quarter in 2007 was $1.8 billion.
Cash collateral held - Cash collateral pledged to the FHLBNY by derivative counterparties at March 31, 2007 was $32.0 million compared to $124.0 million at December 31, 2006. These deposits were interest-bearing demand deposits that repriced daily based principally upon rates prevailing in the overnight Federal funds market. Derivative counterparties are required by agreement to pledge to the FHLBNY collateral to cover the Bank’s credit exposure in the event of counterparty default. At March 31, 2007 and December 31, 2006, the FHLBNY’s exposure was represented by derivatives in an unrealized gain position, after giving effect to threshold triggers under collateral agreements with derivative counterparties.

Consolidated Obligations and Debt Financing Activity
The primary source of funds for the FHLBNY continued to be through issuance of consolidated obligation bonds and discount notes, together referred to as consolidated obligations.
Reported amounts of consolidated obligations, bonds and discount notes, outstanding at March 31, 2007 and December 31, 2006 were $74.8 billion and $74.2 billion, and funded 91.2% and 90.8% total assets at those dates. These ratios have remained substantially unchanged over the years, indicative of the stable funding strategy pursued by the FHLBNY.
The following summarizes types of bonds issued and outstanding (in thousands):

	March 31, 2007	December 31, 2006
Fixed-rate, non-callable	$35,518,045	$37,328,640
Fixed-rate, callable	17,731,000	17,039,000
Step Up, non-callable	—	50,000
Step Up, callable	3,033,000	3,688,000
Single-index floating rate	4,600,000	4,100,000

Total par value	60,882,045	62,205,640

Bond premiums	21,051	23,334
Bond discounts	(33,323)	(33,300)
SFAS 133 fair value basis adjustments	(87,889)	(151,222)
Deferred net gains on terminated hedges	(1,408)	(1,777)

Total carrying value	$60,780,476	$62,042,675

The Bank increased its use of discount notes for funding its assets with an offsetting decline in the use of fixed-rate, non-callable and step-up, callable bonds. The Bank’s decision to increase the outstanding balances of discount notes, which have maturities ranging from overnight to 365 days, was aimed at providing a flexible means of decreasing leverage should the need arise.
The following summarizes discount notes issued and outstanding (dollars in thousands):

			Weighted
	Book	Par	Average
	Value	Value	Interest Rate
March 31, 2007	$14,002,278	$14,058,059	5.12%

December 31, 2006	$12,191,553	$12,255,625	5.10%

Fair value basis adjustments - The reported carrying value of hedged consolidated bonds were adjusted for changes in their fair value basis adjustments that were attributable to the risk being hedged in accordance with hedge accounting rules. The Bank hedged the risk of changes in the benchmark interest rate, which the Bank has designated as LIBOR.
The most significant elements that impacted balance sheet reporting included the recording of fair value basis adjustments. Also, when callable bonds were hedged by callable swaps, the possibility of exercise of the call shortened the expected maturity of the bond. The impact to the Bank’s income is discussed in this MD&A under “Results of Operations.” Its impact as a risk management tool is discussed under Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

Of the par amounts of $60.9 billion outstanding at March 31, 2007, the Bank had hedged $39.8 billion, representing 65.4% of total par. Of the $62.2 billion of par amounts of bonds outstanding at December 31, 2006, the notional amount of swapped out debt stood at $40.7 billion, representing 65.4% of total par amount of consolidated obligation bonds.
The reported carrying value of hedged consolidated bonds is adjusted for changes in their fair value basis adjustments that are attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for consolidated obligation debt in the statements of condition included hedging fair value basis adjustments of $87.9 million in unrealized gains at March 31, 2007, a decline of $63.3 million compared to $151.2 million at December 31, 2006. Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume. Hedge volume, defined as the notional amount of hedged debt outstanding, declined to $38.6 billion at March 31, 2007, down from $40.5 billion at December 31, 2006. Decline in hedge volume was a factor in explaining the decrease in unrealized gains as represented in the fair value basis of hedged debt at March 31, 2007, compared to December 31, 2006. Additionally, the term structure of interest rates in the 1-3 year sector declined at March 31, 2007, compared to December 31, 2006. The Bank’s bond maturity concentration was significant in those maturity categories at March 31, 2007. Unrealized fair value gains of liabilities typically decline when interest rates decline. Changes due to amortization of previously recorded realized gains and losses were not material. Unrealized gains associated with hedged debt were almost entirely offset by unrealized losses associated with the interest rate swaps that hedged the consolidated obligation bonds at March 31, 2007 and December 31, 2006.
In the three months ended March 31, 2007, the FHLBNY repurchased par amount of $283.0 million at a loss of $2.4 million; no repurchases were made in the comparable period in 2006. Bonds repurchased were primarily associated with the financing of advances and MBS that had been prepaid. Bonds retired were acquired by another FHLBank at a negotiated price that was representative of prevailing market prices.
Consolidated Obligation bonds by maturity or next call date.
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
Maturity	Amount	Rate	Amount	Rate
1 year or less	$27,897,215	4.53%	$25,888,510	4.35%
over 1 year through 2 years	16,889,880	4.69	20,458,280	4.69
over 2 years through 3 years	7,127,650	4.87	6,007,350	4.80
over 3 years through 4 years	2,142,500	4.89	3,275,700	4.62
over 4 years through 5 years	2,514,450	5.10	2,077,900	5.00
over 5 years through 6 years	364,550	4.69	529,800	4.71
Thereafter	3,945,800	5.30	3,968,100	5.29

Total par value	60,882,045	4.70%	62,205,640	4.60%

Bond premiums	21,051		23,334
Bond discounts	(33,323)		(33,300)
SFAS 133 fair value basis adjustments	(87,889)		(151,222)
Deferred net gains on terminated hedges	(1,408)		(1,777)

Total carrying value	$60,780,476		$62,042,675

The following table summarizes the consolidated bonds outstanding by years to maturity or next call date (in thousands):

	March 31, 2007	December 31, 2006
Year of Maturity or next call date
Due or callable in one year or less	$41,967,915	$40,152,210
Due or callable after one year through two years	11,389,180	14,786,280
Due or callable after two years through three years	2,763,650	1,959,650
Due or callable after three years through four years	1,087,800	1,608,000
Due or callable after four years through five years	945,450	928,900
Due or callable after five years through six years	239,550	284,800
Thereafter	2,488,500	2,485,800

Total par value	60,882,045	62,205,640

Bond premiums	21,051	23,334
Bond discounts	(33,323)	(33,300)
SFAS 133 fair value adjustments	(87,889)	(151,222)
Deferred net gains on terminated hedges	(1,408)	(1,777)

Total carrying value	$60,780,476	$62,042,675

The issuance of a callable bond with associated callable swap significantly alters the contractual maturity characteristics of the original bond, and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.
Mandatorily Redeemable Stock
The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the statements of income. Redeemable capital stock is generally accounted for under the provisions of SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) Mandatorily redeemable stock at March 31, 2007 and December 31, 2006 represented stocks held by former members who were no longer members by virtue of being acquired by members of another FHLBank. Such stock will be repaid when the stock is no longer required to support outstanding transactions with the FHLBNY.
No member had notified the FHLBNY at March 31, 2007 or at December 31, 2006 of their intention to voluntarily withdraw from membership. The Bank reclassifies stock of members to a liability on the day the member’s charter is dissolved upon acquisition by a non-member.
At March 31, 2007 and December 31, 2006, the amount of mandatorily redeemable stock classified as a liability was $111.8 million and $109.9 million. In the three months ended March 31, 2007, one member was acquired by a non-member and $6.9 million of Class B stock was reclassified from capital to liability. In the same period, $5.0 million of stock in excess of collateral requirements was repaid to non-members during the period for maturing advances held by former members. In accordance with Finance Board regulations, non-members cannot renew their advance borrowings at maturity.

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
At March 31, 2007, the notional amount of derivatives outstanding was $78.5 billion, up from $77.6 billion at December 31, 2006, and was primarily attributable to increased members’ use of putable advances. Greater volume of putable advances required increased executions of interest rate derivatives to hedge associated interest rate risk.

Derivative Financial Instruments by Product - The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment. The table also reconciles fair value basis gains and (losses) of derivatives to the statements of condition (in thousands):

	March 31, 2007		December 31, 2006
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Advances — fair value hedges	$37,066,025	$(133,416)	$35,615,115	$(23,889)
Advances (Caps) — economic hedges	1,192,694	2	1,237,694	—
Consolidated obligations — fair value hedges	38,583,735	(94,305)	40,510,105	(159,919)
Consolidated obligations — economic hedges	1,260,000	(1,157)	175,000	(253)
Mortgage loans — commitment	2,954	(2)	9,497	(35)
Cash Flow- anticipated transactions	355,500	373	—	—
Intermediary positions — economic hedges	80,000	27	50,000	3

Total notional and fair value	$78,540,908	$(228,478)	$77,597,411	$(184,093)

Total derivatives, excluding accrued interest		$(228,478)		$(184,093)
Accrued interest		236,686		301,253

Net derivative balance		$8,208		$117,160

Net derivative asset balance		$131,889		$224,775
Net derivative liability balance		(123,681)		(107,615)

Net derivative balance		$8,208		$117,160

The categories — “Fair value,” “Commitment,” and “Cash flow” hedges — represent derivative transactions accounted for as hedges. The category of “Economic” hedges represents derivative transactions under hedge strategies that did not qualify for hedge accounting treatment under SFAS 133.
Derivative Credit Risk Exposure - In addition to market risk, the FHLBNY is subject to credit risk in derivative transactions because of the potential for non-performance by the counterparties, which could result in the FHLBNY having to acquire replacement derivatives from a different counterparty at a higher cost. The FHLBNY also is subject to operational risks in the execution and servicing of derivative transactions.
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
All derivative contracts with non-members are subject to master netting agreements or other right of offset arrangements. At March 31, 2007 and December 31, 2006, the FHLBNY’s maximum credit risk, as defined above, was approximately $131.9 million and $224.8 million without recognition of collateral held by the FHLBNY. In determining maximum credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY mitigates its exposure by requiring derivative counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. Derivative counterparties had pledged $32.0 million in cash to the FHLBNY at March 31, 2007. At December 31, 2006, the comparable cash held by the FHLBNY was $124.0 million.

Asset Quality
The following table summarizes the FHLBNY’s loan portfolios (in thousands):

	March 31, 2007	December 31, 2006
Advances	$59,147,220	$59,012,394

Mortgage loans before allowance for credit losses	$1,489,559	$1,484,012

Advances
The FHLBNY’s credit risk from advances at March 31, 2007 and December 31, 2006 was concentrated in commercial banks and savings institutions. All advances were fully collateralized. In addition, borrowing members pledge their stock of the FHLBNY as additional collateral for advances. The FHLBNY has not experienced any losses on credit extended to any member since its inception. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.
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
The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended
	March 31,
	2007	2006
Beginning balance	$12,162	$11,318
Additions	210	125
Charge-offs	—	—
Recoveries	—	—

Ending balance	$12,372	$11,443

The allowance for credit losses with respect to the mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended
	March 31,
	2007	2006
Beginning balance	$593	$582
Charge-offs	—	—
Recoveries	—	—

Net charge-offs	—	—
Provision for credit losses	—	—

Ending balance	$593	$582

Nonperforming mortgage loans represent conventional mortgage loans that are placed on non-accrual and nonperforming status when the collection of contractual principal or interest from the borrower is 90 days or more past due. Loans (excluding Federal Housing Administration and Veteran Administration insured loans) that are 90 days or more past due are considered as non-accrual. Other than the non-accrual loans, no mortgage loans or advances were impaired at March 31, 2007 or December 31, 2006.
Nonperforming mortgage loans and mortgage loans 90 days or more past due and still accruing were as follows (in thousands):

	March 31, 2007	December 31, 2006
Mortgage loans, net of provisions for credit losses	$1,488,966	$1,483,419

Non-performing mortgage loans held-for-portfolio	$1,774	$2,089

Mortgage loans past due 90 days or more and still accruing interest	$636	$850

The FHLBNY’s interest contractually due and actually received for nonperforming mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended
	March 31,
	2007	2006
Interest contractually due [1]	$47	$21
Interest actually received [1]	43	—

Shortfall	$4	$21

Interest reported as income [2]	$—	$—

[1]	Represent cumulative interest due and received on past due uninsured loans.

[2]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.
At March 31, 2007 and December 31, 2006, mortgage loans in foreclosure totaled $0.9 million. The FHLBNY does not have any material amounts of real estate owned nor did it take possession of any material amounts of mortgage property during the three months ended March 31, 2007.

Securities Impairment
Temporary impairment.
Note 2 to the unaudited financial statements summarizes held-to-maturity securities with fair values below their amortized cost, in an unrealized loss position, as of March 31, 2007 and December 31, 2006.
The FHLBNY has both the intent and financial ability to hold its temporarily impaired securities to anticipated recovery of their value. In addition, the FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and any insurance provisions of the security, that unrealized losses in the analysis represent temporary impairment at March 31, 2007 and December 31, 2006.
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
Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below (in millions):

	Average Deposit	Average Actual
For the quarters ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2007	$1,796	$37,559	$35,763
December 31, 2006	1,944	42,386	40,442

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
The following table summarizes excess operational liquidity (in millions):

	Average Balance Sheet	Average Actual
For the quarters ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2007	$3,482	$16,033	$12,551
December 31, 2006	5,852	16,970	11,118
Contingent Liquidity . The FHLBNY is required by Finance Board regulations to hold “contingency liquidity” in an amount sufficient to meet its liquidity needs if it is unable to access the consolidated obligation debt markets for at least five business days. Contingency liquidity includes (1) marketable assets with a maturity of one year or less; (2) self-liquidating assets with a maturity of one year or less; (3) assets that are generally acceptable as collateral in the repurchase market; and (4) irrevocable lines of credit from financial institutions receiving not less than the second-highest credit rating from a nationally recognized statistical rating organization. Contingency liquidity is reported daily. The FHLBNY met these requirements at all times.
The following table summarizes excess contingency liquidity (in millions):

	Average Five Day	Average Actual
For the quarters ended	Requirement	Contingency Liquidity	Excess
March 31, 2007	$1,476	$14,509	$13,033
December 31, 2006	2,130	14,852	12,722

Leverage and unpledged assets to debt requirements
Finance Board regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located.
The FHLBNY met the qualifying unpledged asset requirements in each of the periods reported as follows (in thousands):

	March 31, 2007	December 31, 2006
Consolidated Obligations:
Bonds	$60,780,476	$62,042,675
Discount Notes	14,002,278	12,191,553

Total consolidated obligations	74,782,754	74,234,228

Unpledged assets
Cash	18,845	38,850
Less: Member pass-through reserves at the FRB	(44,258)	(43,265)
Secured Advances	59,147,220	59,012,394
Investments	20,768,083	20,503,175
Mortgage Loans	1,488,966	1,483,419
Other loans	43	112
Accrued interest receivable on advances and investments	396,430	406,123
Less: Pledged Assets	—	—

	81,775,329	81,400,808

Excess unpledged assets	$6,992,575	$7,166,580

Mortgage investment authority
Finance Board investment regulations limit the holding of mortgage-backed securities to 300% of capital. The FHLBNY was in compliance with the regulations at all times.

	March 31, 2007		December 31, 2006
	Actual	Limits	Actual	Limits
Mortgage securities investment authority [1]	256%	300%	254%	300%

[1]	The measurement date was on a one-month “look-back” basis.

The credit ratings of the FHLBNY and changes thereof were as follows at March 31, 2007.
Long Term:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Long-Term Outlook			Rating

2002	July 31, 2002 - Affirmed	Aaa/Stable	March 22, 2002	Long Term rating affirmed	outlook stable	AAA/Stable

2003	September 26, 2003 - Affirmed	Aaa/Stable	March 17, 2003	Long Term rating affirmed	outlook stable	AAA/Stable
			August 8, 2003	Long Term rating affirmed	outlook negative	AAA/Negative
			September 26, 2003	Long Term rating downgraded	outlook stable	AA+/Stable
			November 17, 2003	Long Term rating affirmed	outlook stable	AA+/Stable

2004			April 15, 2004	Long Term rating affirmed	outlook stable	AA+/Stable

2005	October 14, 2005 - Affirmed	Aaa/Stable	April 29, 2005	Long Term rating affirmed	outlook stable	AA+/Stable

2006	February 9, 2006 - Affirmed	Aaa/Stable	August 11, 2006	Long Term rating affirmed	outlook stable	AA+/Stable
			September 21, 2006	Long Term rating upgraded	outlook stable	AAA/Stable

Short Term:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Short-Term Outlook			Rating

2002	July 31, 2002 - Affirmed	P-1	March 22, 2002	Short Term rating affirmed		A-1+

2003			March 17, 2003	Short Term rating affirmed		A-1+
			August 8, 2003	Short Term rating affirmed		A-1+
			September 26, 2003	Short Term rating affirmed		A-1+
			November 17, 2003	Short Term rating affirmed		A-1+

2004			April 15, 2004	Short Term rating affirmed		A-1+

2005	October 14, 2005 - Affirmed	P-1	April 29, 2005	Short Term rating affirmed		A-1+

2006	February 9, 2006 - Affirmed	P-1	August 11, 2006	Short Term rating affirmed		A-1+
			September 21, 2006	Short Term rating affirmed		A-1+

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market Risk Management. Market risk, or interest rate risk, is the risk of loss in market value or future earnings that may result from changes in interest rates or market volatility. The FHLBNY’s tolerances for market risk are defined by the Risk Management Policy approved by its Board of Directors. The Risk Management Policy was amended during the first quarter of 2007 to lower the risk limits. The new limit requires that the Bank maintain its duration of equity, or interest rate sensitivity, within a range of +/- four years (where it had previously been +/- five years). The FHLBNY uses option adjusted duration measurements to detail the sensitivity of equity market value and includes all financial instruments, including hedges. The amended policy also requires that, in simulated environments where market interest rates are increased or decreased by 200 basis points relative to current market rates, the FHLBNY’s duration of equity must remain within a range of +/- six years, down from +/- seven years previously. Management actively monitors and evaluates the effects of interest rate and market risk on earnings and on the market value of equity. The shock levels are chosen in accordance with internal policy and regulatory requirements to estimate the effects of significant interest rate changes on the FHLBNY’s market value.
The key elements of the FHLBNY’s strategy for interest rate risk management include (1) matching the cash flow patterns of assets and liabilities through time and under different interest rate scenarios; and (2) actively measuring and managing the balance sheet’s exposure to changes in interest rate levels (and associated spreads) and market volatilities.
Over the three-month period from December 31, 2006 to March 31, 2007, duration of equity increased from 1.10 years to 1.12 years, indicating marginally higher sensitivity to changes in interest rates. The Bank’s risk level remained within its risk limits. As of March 31, 2007, the cumulative one-year gap between assets and liabilities was $2.5 billion, down $288 million from December 2006.
During the period December 31, 2006 to March 31, 2007, the FHLBNY’s market risk profile changed as summarized in Duration of Equity tables in subsequent sections of “Market Risk Management”. They illustrate that the FHLBNY has remained within its policy and regulatory requirements during the period.
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
More information with respect to derivatives and hedging activities is available in Note 19 to annual financial statements included in Form 10-K filed on March 29, 2007.

Because a significant portion (about 14.2%) of the FHLBNY’s balance sheet as of March 31, 2007 consists of mortgage-backed securities and other mortgage-related assets, the FHLBNY is exposed to mortgage prepayment risk. The FHLBNY is exposed to a degree of interest rate risk because the cash flows of the mortgage assets and the associated liabilities that fund them are not perfectly matched through time and across all possible interest rate scenarios. The cash flows from mortgage assets are highly sensitive to changes in interest rates because of the borrowers’ prepayment option. As interest rates decrease, borrowers are more likely to refinance fixed-rate mortgages, resulting in increased prepayments and mortgage cash flows that are received earlier than would otherwise occur. Replacing the higher-rate loans that are prepaid with lower-rate loans has the potential to reduce the FHLBNY’s interest spread unless the Bank can also reduce its debt cost. Conversely, an increase in interest rates may result in slower prepayments and mortgage cash flows being received later than would otherwise occur. In this case, the FHLBNY runs the risk that the debt may reprice faster than the mortgage assets and at a higher cost. This could also reduce the interest spread.
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
Net Interest Income at Risk. In the first quarter, there were no substantive changes to the FHLBNY’s modeling processes. As of March 31, 2007, the FHLBNY’s one-year net interest income from spread at risk measures were -9.92% and 11.66% compared to
-1.96% and -2.23% on December 31, 2006 under the 200 basis-point up and down shocks. These figures are calculated from the perspective of an ongoing business and are, therefore, based on certain assumptions regarding the probable evolution of the FHLBNY’s main line of business, advances, and its cost of funds. The FHLBNY’s limit on net interest income from spread at risk is
-15%. The Bank was, therefore, within its limit for net interest income sensitivity at March 31, 2007 and at December 31, 2006. The FHLBNY monitors its repricing gaps primarily to limit the variability of net interest income.
Sensitivity of Duration of Equity
The following table summarizes the sensitivity of the duration of equity as of March 31, 2007, and December 31, 2006 (in years):

Duration of Equity (in years)	March 31, 2007	December 31, 2006
Base	1.12	1.10
Up-Base	2.93	2.84
Down-Base	(2.91)	(3.11)
Duration Gap (in years)	0.03	0.03

The following tables track the behavior of the FHLBNY’s duration of equity at the end of the following months during 2007 and 2006.

	March 31, 2007 Duration Measures
	(as of month-end, in years)
	Duration of	Duration of	Duration	Duration of
	Assets	Liabilities	Gap	Equity
January	0.61	0.57	0.05	1.48
February	0.58	0.56	0.02	0.96
March	0.57	0.54	0.03	1.12

Note: Numbers may not add due to rounding.

	2006 Duration Measures
	(as of month-end, in years)
	Duration of	Duration of	Duration	Duration of
	Assets	Liabilities	Gap	Equity
January	0.59	0.58	0.01	0.81
February	0.59	0.58	0.00	0.66
March	0.61	0.58	0.03	1.16
April	0.61	0.56	0.04	1.38
May	0.62	0.56	0.06	1.84
June	0.59	0.55	0.04	1.41
July	0.55	0.52	0.03	1.16
August	0.55	0.54	0.00	0.62
September	0.54	0.55	(0.01)	0.42
October	0.57	0.56	0.01	0.71
November	0.53	0.55	(0.02)	0.10
December	0.60	0.58	0.03	1.10
Note: Numbers may not add due to rounding.

The following tables display the FHLBNY’s maturity/repricing gaps as of March 31, 2007 (in millions):

	Interest Rate Sensitivity
	March 31, 2007
		More than	More than	More than
	6 Months or	6 Months to	1 Year to	3 Years to	More than
	Less	1 Year	3 Years	5 Years	5 Years
Interest-earning assets:
Non-MBS Investments	$10,401	$117	$423	$312	$815
MBS Investments	1,302	1,208	3,860	1,797	2,024
Adjustable-rate loans and advances	13,260	—	—	—	—

Net unswapped	24,963	1,324	4,283	2,109	2,839
Fixed-rate loans and advances	4,980	2,819	8,758	7,029	22,170
Swaps hedging advances	35,806	(1,594)	(5,643)	(6,572)	(21,998)

Net fixed-rate loans and advances	40,786	1,225	3,115	457	172
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$65,749	$2,550	$7,398	$2,566	$3,011

Interest-bearing liabilities:
Deposits	$2,208	$—	$—	$—	$—

Discount notes	13,989	13	—	—	—
Swapped discount notes	—	—	—	—	—

Net discount notes	13,989	13	—	—	—

Consolidated Obligation Bonds
FHLB bonds	15,103	14,658	22,990	4,827	3,291
Swaps hedging bonds	31,091	(11,278)	(15,914)	(2,130)	(1,770)

Net FHLB bonds	46,194	3,380	7,076	2,697	1,521

Total interest-bearing liabilities	$62,392	$3,393	$7,076	$2,697	$1,521

Post hedge gaps:
Periodic gap	$3,357	$(844)	$322	$(131)	$1,490
Cumulative gaps	$3,357	$2,513	$2,835	$2,703	$4,193
Note: Numbers may not add due to rounding.

The following tables display the FHLBNY’s maturity/repricing gaps as of December 31, 2006 (in millions):

	Interest Rate Sensitivity
	December 31, 2006
		More than	More than	More than
	6 Months or	6 Months to	1 Year to	3 Years to	More than
	Less	1 Year	3 Years	5 Years	5 Years
Interest-earning assets:
Non-MBS Investments	$9,669	$126	$408	$309	$843
MBS Investments	1,150	994	4,153	1,907	2,428
Adjustable-rate loans and advances	13,251	—	—	—	—

Net unswapped	24,071	1,120	4,561	2,216	3,271
Fixed-rate loans and advances	5,678	2,744	9,799	7,073	20,444
Swaps hedging advances	34,745	(1,593)	(6,415)	(6,483)	(20,254)

Net fixed-rate loans and advances	40,423	1,151	3,384	590	189
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$64,494	$2,271	$7,946	$2,806	$3,460

Interest-bearing liabilities:
Deposits	$2,389	$—	$—	$—	$—

Discount notes	12,171	21	—	—	—
Swapped discount notes	—	—	—	—	—

Net discount notes	12,171	21	—	—	—

Consolidated Obligation Bonds
FHLB bonds	18,339	11,747	23,070	5,560	3,481
Swaps hedging bonds	28,344	(9,045)	(15,071)	(2,313)	(1,915)

Net FHLB bonds	46,683	2,701	7,999	3,247	1,566
Total interest-bearing liabilities	$61,243	$2,722	$7,999	$3,247	$1,566

Post hedge gaps:
Periodic gap	$3,251	$(451)	$(53)	$(441)	$1,894
Cumulative gaps	$3,251	$2,801	$2,747	$2,306	$4,201
Note: Numbers may not add due to rounding.

Item 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer Patrick A. Morgan, at March 31, 2007. Based on this evaluation, they concluded that as of March 31, 2007, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s first quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, the FHLBNY is involved in disputes or regulatory inquiries that arise in the ordinary course of business. At the present time there are no material pending legal proceedings against the FHLBNY.
Item 1A. RISK FACTORS
There have been no material changes from the risk factors included in the FHLBNY’s Form 10-K for the fiscal year ended December 31, 2006.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Exhibit No.	Identification of Exhibit

10.01	2007 Incentive Compensation Plan

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.01	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF NEW YORK (Registrant)

By:	/s/ Patrick A. Morgan

Patrick A. Morgan
Senior Vice President and Chief Financial Officer Federal Home Loan Bank of New York (on behalf of the Registrant and as Principal Financial Officer)
Date: May 11, 2007

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

10.01	2007 Incentive Compensation Plan

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.01	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350