Form 10-Q
period 2007-06-30
Federal Home Loan Bank of New York
filed 2007-08-14
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐                      No ☑
36,343,097 shares of Class B capital stock, par value $100 per share, were outstanding at July 31, 2007.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Statements of Condition — Unaudited (in thousands, except par value)
As of June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$22,479	$38,850
Interest-bearing deposits, includes $0 pledged at June 30, 2007 and December 31, 2006	6,845,100	5,591,077
Federal funds sold	4,520,000	3,661,000
Held-to-maturity securities, includes $0 pledged at June 30, 2007 and December 31, 2006 (Note 2)	10,976,168	11,251,098
Advances (Note 3)	61,234,817	59,012,394
Mortgage loans held-for-portfolio, net of allowance for credit losses of $593 at June 30, 2007 and December 31, 2006 (Note 4)	1,510,052	1,483,419
Accrued interest receivable	420,622	406,123
Premises, software, and equipment, net	11,808	11,107
Derivative assets (Note 8)	305,795	224,775
Other assets	18,387	23,144

Total assets	$85,865,228	$81,702,987

Liabilities and capital

Liabilities
Deposits
Interest-bearing demand	$2,193,410	$2,307,733
Non-interest bearing demand	1,399	1,795
Term	42,000	80,000

Total deposits	2,236,809	2,389,528

Consolidated obligations (Note 5)
Bonds	65,780,089	62,042,675
Discount notes	12,780,495	12,191,553

Total consolidated obligations	78,560,584	74,234,228

Mandatorily redeemable capital stock (Note 6)	77,571	109,950

Accrued interest payable	714,322	735,215
Affordable Housing Program (Note 7)	107,996	101,898
Payable to REFCORP	17,657	17,475
Derivative liabilities (Note 8)	36,192	107,615
Other liabilities	81,301	102,685

Total liabilities	81,832,432	77,798,594

Commitments and Contingencies (Notes 5, 6, 8 and 13)

Capital (Note 6)
Capital stock ($100 par value), putable, issued and outstanding shares:
36,625 at June 30, 2007, and 35,463 at December 31, 2006	3,662,446	3,546,253
Unrestricted retained earnings	380,216	368,688
Accumulated other comprehensive income (loss) (Note 11)
Net unrealized loss on hedging activities	(4,081)	(4,763)
Employee supplemental retirement plans	(5,785)	(5,785)

Total capital	4,032,796	3,904,393

Total liabilities and capital	$85,865,228	$81,702,987

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Income — Unaudited (in thousands, except per share data)
For the three and six months ended June 30, 2007 and 2006

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income
Advances	$806,965	$805,165	$1,584,459	$1,506,941
Interest-bearing deposits	83,954	69,603	164,653	146,095
Federal funds sold	42,179	37,637	86,815	58,030
Held-to-maturity securities	149,655	138,345	302,618	268,197
Mortgage loans held-for-portfolio	19,715	18,728	39,233	37,586
Other	1	—	2	5

Total interest income	1,102,469	1,069,478	2,177,780	2,016,854

Interest expense
Consolidated obligations-bonds	781,091	698,646	1,547,848	1,325,397
Consolidated obligations-discount notes	171,157	234,125	342,436	436,952
Deposits	34,357	20,268	55,367	34,340
Mandatorily redeemable capital stock (Note 6)	1,632	258	3,780	578
Cash collateral held and other borrowings	1,375	958	2,805	1,124

Total interest expense	989,612	954,255	1,952,236	1,798,391

Net interest income before provision for credit losses	112,857	115,223	225,544	218,463

Provision for credit losses on mortgage loans	—	1	—	1

Net interest income after provision for credit losses	112,857	115,222	225,544	218,462

Other income (loss)
Service fees	835	855	1,662	1,662
Net realized and unrealized gain on derivatives and hedging activities (Note 8)	2,038	7,037	5,562	5,100
Losses from extinguishment of debt and other	(1,413)	(4,245)	(3,770)	(4,240)

Total other income	1,460	3,647	3,454	2,522

Other expenses
Operating	16,874	15,195	32,924	30,669
Finance Board and Office of Finance	1,130	993	2,512	2,274

Total other expenses	18,004	16,188	35,436	32,943

Income before assessments	96,313	102,681	193,562	188,041

Affordable Housing Program (Note 7)	8,029	8,408	16,187	15,409
REFCORP	17,657	18,855	35,475	34,527

Total assessments	25,686	27,263	51,662	49,936

Net income	$70,627	$75,418	$141,900	$138,105

Basic earnings per share (Note 14)	$1.96	$2.02	$3.98	$3.75

Cash dividends paid per share	$1.85	$1.29	$3.61	$2.58

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Capital — Unaudited (in thousands, except per share data)
For the six months ended June 30, 2007 and 2006

				Accumulated
	Capital Stock*			Other		Total
	Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)
Balance, December 31, 2005	35,905	$3,590,454	$291,413	$3,513	$3,885,380

Proceeds from sale of capital stock	18,236	1,823,586	—	—	1,823,586
Redemption of capital stock	(15,153)	(1,515,284)	—	—	(1,515,284)
Shares reclassified to mandatorily redeemable capital stock	(142)	(14,236)	—	—	(14,236)
Net Income	—	—	138,105	—	138,105	$138,105
Other comprehensive income (loss):
Net change in hedging activities	—	—	—	3,872	3,872	3,872
Additional minimum liability on Benefit Equalization Plan	—	—	—	(763)	(763)	(763)
Cash dividends ($2.58 per share) on capital stock	—	—	(92,918)	—	(92,918)	—

						$141,214

Balance, June 30, 2006	38,846	$3,884,520	$336,600	$6,622	$4,227,742

Balance, December 31, 2006	35,463	$3,546,253	$368,688	$(10,548)	$3,904,393

Proceeds from sale of capital stock	12,050	1,205,031	—	—	1,205,031
Redemption of capital stock	(10,819)	(1,081,973)	—	—	(1,081,973)
Shares reclassified to mandatorily redeemable capital stock	(69)	(6,865)	—	—	(6,865)
Net Income	—	—	141,900	—	141,900	$141,900
Other comprehensive income (loss):
Net change in hedging activities	—	—	—	682	682	682
Cash dividends ($3.61 per share) on capital stock	—	—	(130,372)	—	(130,372)	—

						$142,582

Balance, June 30, 2007	36,625	$3,662,446	$380,216	$(9,866)	$4,032,796

* Putable stock
The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows — Unaudited (in thousands)
For the six months ended June 30, 2007 and 2006

	Six months ended
	June 30,
	2007	2006
Operating activities
Net Income	$141,900	$138,105

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, and mortgage loans	7,573	(1,403)
Concessions on consolidated obligations	5,883	6,279
Premises, software, and equipment, net	2,116	2,039
Provision for credit losses on mortgage loans	—	1
Change in net fair value adjustments on derivatives and hedging activities	1,070	(209)
Net change in:
Accrued interest receivable	(14,499)	(22,159)
Derivative assets due to accrued interest	(7,371)	(189,475)
Derivative liabilities due to accrued interest	(2,892)	78,973
Other assets	3,291	2,747
Affordable Housing Program liability	6,098	2,876
Accrued interest payable	(20,892)	122,415
REFCORP liability	182	4,793
Other liabilities	(21,349)	10,502

Total adjustments	(40,790)	17,379

Net cash provided by operating activities	101,110	155,484

Investing activities
Net change in:
Interest-bearing deposits	(1,254,000)	2,074,332
Federal funds sold	(859,000)	(429,000)
Deposits with other FHLBank’s mortgage programs	(23)	63
Held-to-maturity securities:
Purchased	(694,794)	(2,570,516)
Proceeds	968,473	1,333,311
Advances:
Principal collected	185,621,643	279,056,422
Made	(188,038,139)	(284,971,011)
Mortgage loans held-for-portfolio:
Principal collected	80,101	80,539
Purchased and originated	(107,624)	(73,954)
Principal collected on other loans made	70	102
Premises, software, and equipment, net	(2,817)	(2,364)

Net cash used in investing activities	(4,286,110)	(5,502,076)

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows — Unaudited (in thousands)
For the six months ended June 30, 2007 and 2006

	Six months ended
	June 30,
	2007	2006
Financing activities
Net change in:
Deposits and other borrowings	$(152,753)	$(440,591)
Short-term borrowings from other FHLBanks:
Proceeds from borrowings	20,000	385,000
Payments for borrowings	(20,000)	(385,000)
Consolidated obligation bonds:
Proceeds from issuance	22,038,473	16,456,148
Payments for maturing and early retirement	(17,864,171)	(13,645,378)
Payments for transfers to other FHLBanks	(386,253)	(252,931)
Consolidated obligation discount notes:
Proceeds from issuance	184,317,744	299,371,986
Payments for maturing	(183,737,853)	(296,340,926)
Capital stock:
Proceeds from issuance	1,205,031	1,823,586
Payments for redemption	(1,081,973)	(1,515,284)
Redemption of Mandatorily redeemable capital stock	(39,244)	(14,155)
Cash dividends paid *	(130,372)	(92,918)

Net cash provided by financing activities	4,168,629	5,349,537

Net (decrease) increase in cash and cash equivalents	(16,371)	2,945
Cash and cash equivalents at beginning of the period	38,850	22,114

Cash and cash equivalents at end of the period	$22,479	$25,059

Supplemental disclosures:
Interest paid	$1,628,048	$1,145,558
Affordable Housing Program payments **	$10,089	$12,533
REFCORP payments	$35,294	$29,734

*	Does not include payments to holders of mandatorily redeemable capital stock.

**	AHP payments = (beginning accrual – ending accrual) + AHP assessment for the year; payments represent funds released to the Affordable Housing Program.
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
Resolution Funding Corporation (“REFCORP”) Assessments. Although the FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax, it is required to make payments to REFCORP. REFCORP was established by Act of Congress in 1989 to help facilitate the U.S. government’s bailout of failed financial institutions. The REFCORP assessments are used by the U.S. Treasury to pay a portion of the annual interest expense on long-term obligations issued to finance a portion of the cost of the bailout. Principal of those long-term obligations is paid from a segregated account containing zero-coupon U.S. government obligations, which were purchased using funds that Congress directed the FHLBanks to provide for that purpose.
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
Affordable Housing Program (“AHP”) Assessments. Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the Affordable Housing Program the greater of $100 million or 10 percent of regulatory net income. Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock under Statement of Financial Accounting Standards 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and the assessment for Affordable Housing Program, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Board. The FHLBNY accrues the AHP expense monthly.
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
Note 1. Accounting Developments
Recently Issued Accounting Standards and Interpretations
SFAS 157 — In September 2005, the FASB issued SFAS 157, “Fair Value Measurements"(“SFAS 157”).
SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in Emerging Issues Task Force Issue EITF 02-3, which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount when measuring instruments traded in an active market at fair value. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value.
SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. SFAS 157 must be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied. The Bank will adopt SFAS 157 on January 1, 2008, and is evaluating its potential effect on its financial statements.
SFAS 159 — On February 15, 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank). The Bank is continuing to evaluate the financial assets and liabilities, if any, for which the fair value option under SFAS 159 would be elected, and to assess the impact on its financial condition, results of operations and cash flows if such election was made.
FSP FIN 39-1 — In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, "Amendment of FASB Interpretation No. 39.” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, "Offsetting of Amounts Related to Certain Contracts”, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. If the Bank adopts the provisions under the FSP, it does not expect implementation to have a material impact on reported results of operations or financial condition.

Notes to Financial Statements — Unaudited
Note 2. Held-to-maturity Securities
Held-to-maturity securities consisted of mortgage- and asset-backed securities (“MBS”), and state and local housing finance agency bonds. The amortized cost and the fair value of these securities were as follows (in thousands):

	June 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$600,408	$6,328	$(884)	$605,852
Mortgage-backed securities	10,375,760	23,082	(216,028)	10,182,814

Total	$10,976,168	$29,410	$(216,912)	$10,788,666

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$618,810	$11,141	$(283)	$629,668
Mortgage-backed securities	10,632,288	47,184	(139,371)	10,540,101

Total	$11,251,098	$58,325	$(139,654)	$11,169,769

Notes to Financial Statements — Unaudited
Temporary impairment 1. The following tables summarize held-to-maturity securities with fair values below their amortized cost, i.e., in an unrealized loss position at June 30, 2007 and December 31, 2006. The fair values and unrealized losses are aggregated by major security type and rating, and by the length of time individual securities have been in a continuous unrealized loss position. Securities, to which different rating levels have been assigned by different rating agencies, i.e., split ratings, are assigned to the lower rating category.

	June 30, 2007 (in thousands)
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities — fixed rate
AAA-rated	$5,179,397	$76,680	$2,563,414	$139,342	$7,742,811	$216,022
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—
Mortgage-backed securities — variable rate
AAA-rated	5,778	6	—	—	5,778	6
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	5,185,175	76,686	2,563,414	139,342	7,748,589	216,028

State and local housing finance agencies — fixed rate
AAA-rated	933	27	—	—	933	27
AA-rated	34,598	482	9,625	375	44,223	857
Below AA	—	—	—	—	—	—

	35,531	509	9,625	375	45,156	884

	$5,220,706	$77,195	$2,573,039	$139,717	$7,793,745	$216,912

	December 31, 2006 (in thousands)
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities — fixed rate
AAA-rated	$1,434,317	$7,082	$4,528,193	$132,247	$5,962,510	$139,329
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—
Mortgage-backed securities — variable rate
AAA-rated	134,958	42	—	—	134,958	42
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	1,569,275	7,124	4,528,193	132,247	6,097,468	139,371

State and local housing finance agencies — fixed rate
AAA-rated	—	—	—	—	—	—
AA-rated	15,117	283	—	—	15,117	283
Below AA	—	—	—	—	—	—

	15,117	283	—	—	15,117	283

	$1,584,392	$7,407	$4,528,193	$132,247	$6,112,585	$139,654

[1]	The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities to anticipated recovery of their value. In addition, the FHLBNY has reviewed its holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the above analysis represent temporary impairment at June 30, 2007 and December 31, 2006.

Notes to Financial Statements — Unaudited
Note 3. Advances
Advances outstanding are summarized below by contractual maturities (dollars in thousands):

	June 30, 2007		December 31, 2006
		Weighted [1]		Weighted [1]
	Amount	Average Yield	Amount	Average Yield

Overdrawn demand deposit accounts	$5,519	6.10%	$498	6.05%
Due in one year or less	15,702,305	5.02	12,273,636	4.91
Due after one year through two years	7,494,345	5.01	12,450,960	4.99
Due after two years through three years	4,660,791	5.31	4,108,983	5.05
Due after three years through four years	4,781,428	5.30	5,744,505	5.45
Due after four years through five years	3,542,861	5.00	2,591,828	4.86
Due after five years through six years	1,642,033	3.54	2,279,706	4.18
Thereafter	23,576,484	4.37	19,539,154	4.22

Total par value	61,405,766	4.77%	58,989,270	4.73%

Discount on AHP advances *	(466)		(519)
Net premium on advances *	174		489
SFAS 133 hedging basis adjustments *	(170,657)		23,154

Total	$61,234,817		$59,012,394

*	Premiums on advances and discounts on AHP advances are amortized to interest income using the level-yield method and were not significant for all periods reported. Amortization of fair value basis adjustments was a charge to interest income of $0.3 million for the six months ended June 30, 2007 and 2006.

[1]	The weighed average yield is the weighted average coupon rates for advances, unadjusted for swaps.
The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that is controlled by the FHLBNY, and put dates are summarized into similar maturity tenors as the previous table that summarizes advances by contractual maturities (in thousands):

	June 30, 2007	December 31, 2006

Overdrawn demand deposit accounts	$5,519	$498
Due or putable in one year or less	36,822,517	29,962,181
Due or putable after one year through two years	13,953,995	16,745,798
Due or putable after two years through three years	4,666,891	6,341,532
Due or putable after three years through four years	1,832,578	2,504,205
Due or putable after four years through five years	2,509,611	1,668,578
Due or putable after five years through six years	157,533	442,706
Thereafter	1,457,122	1,323,772

Total par value	61,405,766	58,989,270

Discount on AHP advances	(466)	(519)
Net premium on advances	174	489
SFAS 133 hedging basis adjustments	(170,657)	23,154

Total	$61,234,817	$59,012,394

Notes to Financial Statements — Unaudited
Note 4. Mortgage Loans
Mortgage loans are comprised primarily of Mortgage Partnership Finance® Program (“MPF”®) loans. In this program the FHLBNY invests in mortgage loans that are purchased from its participating members. The FHLBNY’s member institutions create, service, and credit-enhance the loans. No intermediary trusts are involved. Totals include $43.3 million and $45.7 million at June 30, 2007 and December 31, 2006, comprised of mortgage loans originated by the FHLBNY. Loans in the Community Mortgage Partnership Asset program, which has been inactive since 2001, were $4.8 million and $4.9 million at June 30, 2007 and December 31, 2006. The following summarizes investments in mortgage loans (dollars in thousands):

	June 30, 2007		December 31, 2006
	2007	Percentage	2006	Percentage

Real Estate:
Fixed medium-term single-family mortgages	$558,887	37.1%	$575,114	38.9%
Fixed long-term single-family mortgages	941,495	62.6	897,153	60.7
Multi-family mortgages	4,792	0.3	4,940	0.4

Total par value	1,505,174	100.0%	1,477,207	100.0%

Unamortized premiums	12,571		13,323
Unamortized discounts	(6,707)		(6,288)
Basis adjustment [1]	(393)		(230)

Total mortgage loans held-for-portfolio	1,510,645		1,484,012
Allowance for credit losses	(593)		(593)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,510,052		$1,483,419

[1]	Represents open and closed delivery commitments accounted for as economic hedges.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 basis points but varies with the particular MPF program. The FHLBNY is responsible for absorbing losses in the first layer, as summarized below in the “memo” First Loss Account roll-forward analysis. The First Loss Account is not recorded or reported as a reserve for loan losses. The second layer is that amount of credit obligations that the Participating Financial Institution (“PFI”) has taken on which will equate the loan to a double-A credit rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued were $0.4 million for the second quarter of 2007 and 2006. For the first six months of 2007 and 2006, fees accrued were $0.9 million and $0.8 million. Credit Enhancement fees are reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.
The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Beginning balance	$12,372	$11,443	$12,162	$11,318

Additions	261	192	471	317
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$12,633	$11,635	$12,633	$11,635

Notes to Financial Statements — Unaudited
Note 5. Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes.
The following summarizes consolidated obligations issued by the FHLBNY and outstanding (in thousands):

	June 30, 2007	December 31, 2006

Consolidated obligation bonds — amortized cost	$65,985,080	$62,195,674
FAS 133 Basis adjustments	(204,000)	(151,222)
Deferred net gains on terminated hedges	(991)	(1,777)

Total Consolidated obligation — bonds	$65,780,089	$62,042,675

Discount notes — amortized cost	$12,780,495	$12,191,553

Total Consolidated obligation — discount notes	$12,780,495	$12,191,553

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
The FHLBNY’s capital stock at June 30, 2007 is Class B stock which is sub-divided into membership stock and activity-based stock.
The FHLBNY is subject to risk-based capital rules. Specifically, the FHLBNY is subject to three capital requirements under its capital plan implemented on December 1, 2005. First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the FHLBNY policy and rules and regulations of the Finance Board. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Board may require the FHLBNY to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements. In addition, the FHLBNY is required to maintain at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 time divided by total assets. The FHLBNY was in compliance with the aforementioned capital rules and requirements.

Notes to Financial Statements — Unaudited
Capital Ratios
The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	June 30, 2007		December 31, 2006
	Required*	Actual	Required*	Actual
Regulatory capital requirements:
Risk-based capital[1]	$697,279	$4,120,232	$611,861	$4,024,891
Total capital-to-asset ratio	4.00%	4.80%	4.00%	4.93%
Total capital[2]	$3,434,609	$4,120,825	$3,268,119	$4,025,483
Leverage ratio	5.00%	7.20%	5.00%	7.39%
Leverage capital[3]	$4,293,261	$6,180,941	$4,085,149	$6,037,335

1.	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Board’s regulations also refers to this amount as “Permanent Capital.”

2.	Actual “Total capital” is “Risk-based capital” plus allowance for credit losses.

3.	Actual Leverage capital is “Risk-based capital” times 1.5 plus allowance for loan losses.

*	Minimum required.
Mandatorily Redeemable Capital Stock
The FHLBNY’s capital stock is redeemable at the option of either the member or the FHLBNY, subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the statements of income.
Mandatorily redeemable stock at June 30, 2007 and December 31, 2006 represented stock held by:
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

Notes to Financial Statements — Unaudited
Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	June 30, 2007	December 31, 2006

Redemption less than one year	$14,079	$43,184
Redemption from one year to less than three years	36,123	29,109
Redemption from three years to less than five years	20,506	30,679
Redemption after five years or greater	6,863	6,978

Total	$77,571	$109,950

Anticipated redemption assumes the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances, and of redeeming excess membership stock annually.
Dividends related to capital stock classified as mandatorily redeemable were accrued at an estimated dividend rate and reported as interest expense in the statements of income. At June 30, 2007, the FHLBNY had estimated a 7.5% (annualized) dividend payout due to holders of mandatorily redeemable capital stock averaging $79.9 million during the second quarter of 2007, and a liability of $1.5 million representing accrued dividend was recognized as an interest expense. The actual rate of dividend that was paid on July 31, 2007 was 7.5% (annualized).
The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Beginning balance	$111,782	$27,413	$109,950	$18,087
Capital stock subject to mandatory redemption reclassified from equity	—	326	6,865	14,236
Redemption of mandatorily redeemable capital stock*	(34,211)	(9,571)	(39,244)	(14,155)

Ending balance	$77,571	$18,168	$77,571	$18,168

Accrued interest payable	$1,494	$249	$1,494	$249

*	Redemption includes repayment of excess stock. (Accrual is at 7.50% annualized rate for June 30, 2007; 5.25% annualized for June 30, 2006)

Notes to Financial Statements — Unaudited
Note 7. Affordable Housing Program
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Beginning balance	$104,572	$93,711	$101,898	$91,004

Additions from current period’s assessments	8,029	8,408	16,187	15,409
Net disbursements for grants and programs	(4,605)	(8,239)	(10,089)	(12,533)

Ending balance	$107,996	$93,880	$107,996	$93,880

Note 8. Derivatives
The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments. The notional amount of derivatives does not measure the credit exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing: favorable interest-rate swaps; forward agreements; mandatory delivery contracts for mortgage loans and purchased caps and floors if the counterparty defaults and the related collateral, if any, is of no value to the FHLBNY at June 30, 2007 and December 31, 2006.
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
An economic hedge is defined as a derivative that hedges specific or non-specific underlying assets, liabilities or firm commitments. Hedges designated as economic do not qualify for hedge accounting under the rules of SFAS 133, but is an acceptable hedging strategy under the FHLBNY’s risk management program. These strategies also comply with Finance Board’s regulatory requirements prohibiting speculative use of derivatives. An economic hedge, by definition, introduces the potential for earnings variability due to the changes in fair value recorded on the derivatives that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments.
The FHLBNY does not take speculative positions with derivatives or any other financial instruments, and does not have any special purpose entities or any other types of off-balance sheet conduits.

Notes to Financial Statements — Unaudited
The following table presents outstanding notional balances and estimated fair value gains and (losses) of derivatives by SFAS 133 hedge type (in thousands):

	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value

Interest rate swaps
Fair value	$80,072,679	$(38,875)	$76,125,220	$(183,808)
Cash flow	60,000	(133)	—	—
Economic	2,350,000	(2,921)	175,000	(253)
Interest rate caps/floors
Economic-Fair value changes	1,172,694	(3)	1,237,694	—
Mortgage delivery commitments (MPF)
Economic-Fair value changes	1,377	(6)	9,497	(35)
Other
Intermediation *	80,000	25	50,000	3

Total	$83,736,750	$(41,913)	$77,597,411	$(184,093)

Total derivatives, excluding accrued interest		$(41,913)		$(184,093)
Accrued interest		311,516		301,253

Net derivative balance		$269,603		$117,160

Net derivative asset balance		$305,795		$224,775
Net derivative liability balance		(36,192)		(107,615)

Net derivative balance		$269,603		$117,160

*	Classified as economic.
The categories-“Fair value”,” Commitment”, and “Cash Flow” hedges — represent derivative transactions accounted for as hedges. If any such hedges do not qualify for hedge accounting under the provisions of SFAS 133, they are classified as “Economic” hedges. Changes in fair values of economic hedges are recorded through the income statement without the offset of corresponding changes in the fair value of the hedged item. Changes in fair values of SFAS 133 qualifying derivative transactions are also recorded through the income statement with the offset of corresponding changes in the fair values of the hedged item.
Derivative gains and losses reclassified from accumulated other comprehensive income (loss) to current period income
The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from accumulated other comprehensive income (loss) in the statements of condition (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Accumulated (losses)/gains from cash flow hedges, beginning of year	$(4,775)	$8,780	$(4,763)	$5,352
Net hedging transactions	914	1,253	1,053	5,224
Reclassified into earnings	(220)	(810)	(371)	(1,353)

Accumulated (losses)/gains from cash flow hedges, end of year	$(4,081)	$9,223	$(4,081)	$9,223

Notes to Financial Statements — Unaudited
Earnings impact of hedging activities
Net realized and unrealized gain (loss) from derivatives and hedging activities
As a result of applying SFAS 133, the FHLBNY reported the following net gains (losses) from derivatives and hedging activities (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Gains related to fair value changes — Interest rate swaps	$2,698	$6,544	$5,937	$5,659
Losses related to fair value changes — Options	(647)	(2,012)	(1,359)	(4,244)
Net interest accruals — Options	836	2,501	1,839	3,701
Losses related to fair value changes MPF — Economic hedges	(128)	(44)	(197)	(7)
(Losses) gains related to fair value changes — Economic hedges*	(1,592)	47	(1,609)	(10)
Net interest accruals — Economic hedges*	871	1	951	1

Net gains (losses) on derivatives and hedging activities	$2,038	$7,037	$5,562	$5,100

*	Economic hedges include intermediation and swaps not qualifying for hedge accounting under SFAS 133.
Interest accruals associated with hedges are allocated to their hedge category in the table above to more precisely match gains and losses from hedging activities. Prior period presentation has been conformed to match current period presentation, and had no impact on the net gains (losses) on derivatives and hedging activities.
Cash Flow Hedges
There were no material amounts for second quarter of 2007 or 2006 that were reclassified from accumulated other comprehensive income (loss) into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. Over the next twelve months, it is expected that $0.5 million of net gains recorded in accumulated other comprehensive income at June 30, 2007, will be recognized in earnings.
Note 9. Employee Retirement Plans
The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“DB Plan”). The DB Plan is a tax-qualified multiple-employer defined benefit pension plan that covers substantially all employees of the FHLBNY. For accounting purposes, the DB Plan is a multi-employer plan that does not segregate its assets, liabilities, or costs by participating employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the FHLBNY are not made.
The FHLBNY also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The Bank’s contributions are a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations.
In addition, the FHLBNY maintains a Benefit Equalization Plan (“BEP”) that restores defined benefits and contribution benefits to those employees who have had their qualified defined benefit and defined contribution benefits limited by IRS regulations. The thrift component of the BEP plan is a supplemental defined contribution plan. The plan’s liability consists of the accumulated compensation deferrals and accrued interest on the deferrals. At June 30, 2007, there were no funded plan assets to meet plan obligations. In the third quarter of 2007, the Bank established and funded a grantor trust to meet benefit obligations.

Notes to Financial Statements — Unaudited
The FHLBNY also offers a Postretirement Health Benefit Plan to retirees. There are no funded plan assets that have been designated to provide postretirement health benefits. The following table presents employee retirement plan expenses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Defined Benefit Plan	$1,456	$1,450	$2,912	$2,900
Benefit Equalization Plan (Defined benefits)	309	500	618	1,000
Defined Contribution Plan and BEP thrift	331	317	711	599
Postretirement Health Benefit Plan	481	363	962	725

Total retirement plan expenses	$2,577	$2,630	$5,203	$5,224

Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan 1, were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$103	$150	$205	$300
Interest cost	161	200	323	400
Amortization of unrecognized prior service cost	(25)	(13)	(50)	(25)
Amortization of unrecognized net loss	70	163	140	325

Net periodic benefit cost	$309	$500	$618	$1,000

[1]	A grantor trust was created in the third quarter of 2007 and the Bank funded the trust with $11.0 million in cash towards the BEP liabilities.
Key assumptions used in determining the supplemental retirement plan cost for the first three and six months ended June 30, 2007 included a discount rate of 5.65%, salary increases of 5.5%, and an amortization period of 8 years. The measurement date used to determine the net periodic cost was December 31, 2006. The total amount of benefits paid and expected to be paid under this plan is not expected to be materially different from amounts disclosed in the Bank’s Form 10-K filed on March 29, 2007.
Components of the net periodic postretirement health benefit cost for the FHLBNY’s Postretirement Health Benefit Plan were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost (benefits attributed to service during the period)	$218	$135	$437	$270
Interest cost on accumulated postretirement health benefit obligation	203	148	406	295
Amortization of loss	60	80	119	160

Net periodic postretirement health benefit cost	$481	$363	$962	$725

Key assumptions used in determining the Postretirement Health Benefit Plan for the first three and six months ended June 30, 2007 included a discount rate of 5.65%, and health care cost trend rate of 4.5%. The measurement date used to determine the net periodic cost was December 31, 2006. The total amount of benefits paid and expected to be paid under this plan is not expected to be materially different from amounts disclosed in the Bank’s Form 10-K filed on March 29, 2007.

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
The following tables summarize outstanding balances with related parties at June 30, 2007 and December 31, 2006 as well as transactions for the three and six months ended June 30, 2007 and 2006.
Related Party: Outstanding Assets, Liabilities and Equity (in thousands):

	June 30, 2007		December 31, 2006
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$22,479	$—	$38,850
Interest-bearing deposits	100	6,845,000	77	5,591,000
Federal funds sold	—	4,520,000	—	3,661,000
Held-to-maturity securities	—	10,976,168	—	11,251,098
Advances	61,234,817	—	59,012,394	—
Mortgage loans*	—	1,510,052	—	1,483,419
Accrued interest receivable	326,736	93,886	319,687	86,436
Premises, software, and equipment, net	—	11,808	—	11,107
Derivative assets	—	305,795	—	224,775
Other assets**	—	18,387	—	23,144

Total assets	$61,561,653	$24,303,575	$59,332,158	$22,370,829

Liabilities and capital
Deposits	$2,236,809	$—	$2,389,528	$—
Consolidated obligations	—	78,560,584	—	74,234,228
Mandatorily redeemable capital stock	77,571	—	109,950	—
Accrued interest payable	—	714,322	—	735,215
Affordable Housing Program***	107,996	—	101,898	—
Payable to REFCORP	—	17,657	—	17,475
Derivative liabilities	—	36,192	—	107,615
Other liabilities****	43,230	38,071	43,265	59,420

Total liabilities	2,465,606	79,366,826	2,644,641	75,153,953

Capital	4,032,796	—	3,904,393	—

Total liabilities and capital	$6,498,402	$79,366,826	$6,549,034	$75,153,953

*	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

**	Includes insignificant amounts of miscellaneous assets that are considered related party.

***	Represents funds not yet disbursed to eligible programs.

****	Related column includes member pass-through reserves at the Federal Reserve Bank.

Notes to Financial Statements — Unaudited
Related Party: Income and Expense transactions (in thousands):

	Three months ended
	June 30, 2007		June 30, 2006
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$806,965	$—	$805,165	$—
Interest-bearing deposits *	—	83,954	—	69,603
Federal funds sold	—	42,179	—	37,637
Held-to-maturity securities	—	149,655	—	138,345
Mortgage loans **	—	19,715	—	18,728
Loans to other FHLBanks	—	—	7	—
Others	—	1	—	(7)

Total interest income	$806,965	$295,504	$805,172	$264,306

Interest expense
Consolidated obligations	$—	$952,248	$—	$932,771
Deposits	34,357	—	20,268	—
Mandatorily redeemable capital stock	1,632	—	258	—
Cash collateral held and other borrowings	—	1,375	112	846

Total interest expense	$35,989	$953,623	$20,638	$933,617

Service fees	$835	$—	$855	$—

*	Includes de minimis amounts of interest income from MPF service provider.

**	Includes de minimis amounts of mortgage interest income from loans purchased from members of other FHLBanks.

	Six months ended
	June 30, 2007		June 30, 2006
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$1,584,459	$—	$1,506,941	$—
Interest-bearing deposits *	—	164,653	—	146,095
Federal funds sold	—	86,815	—	58,030
Held-to-maturity securities	—	302,618	—	268,197
Mortgage loans **	—	39,233	—	37,586
Loans to other FHLBanks	—	—	7	—
Others	—	2	—	(2)

Total interest income	$1,584,459	$593,321	$1,506,948	$509,906

Interest expense
Consolidated obligations	$—	$1,890,284	$—	$1,762,349
Deposits	55,367	—	34,340	—
Mandatorily redeemable capital stock	3,780	—	578	—
Cash collateral held and other borrowings	3	2,802	122	1,002

Total interest expense	$59,150	$1,893,086	$35,040	$1,763,351

Service fees	$1,662	$—	$1,662	$—

*	Includes de minimis amounts of interest income from MPF service provider.

**	Includes de minimis amounts of mortgage interest income from loans purchased from members of other FHLBanks.

Notes to Financial Statements — Unaudited
Debt transferred to other FHLBanks — In the three and six months ended June 30, 2007, the FHLBNY transferred $100.0 million and $383.0 million of consolidated obligation debt to other FHLBanks, at a cost that exceeded book value by $1.4 million and $3.8 million. Transfers were at negotiated market prices.
Note 11. Total Comprehensive Income
Total comprehensive income was comprised of net income and accumulated other comprehensive income (loss), which included cash flow hedging activities, and additional liability for employee supplemental retirement plans. Changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three months ended June 30, 2007
				Accumulated
	Cash	Benefit	Postretirement	Other		Total
	Flow	Equalization	Health Benefit	Comprehensive	Net	Comprehensive
	Hedges	Plan	Plan	Income (Loss)	Income	Income

Balance, March 31, 2006	$8,780	$(2,601)	$—	$6,179

Net change	443	—	—	443	$75,418	$75,861

Balance, June 30, 2006	$9,223	$(2,601)	$—	$6,622

Balance, March 31, 2007	$(4,775)	$(1,965)	$(3,820)	$(10,560)

Net change	694	—	—	694	$70,627	$71,321

Balance, June 30, 2007	$(4,081)	$(1,965)	$(3,820)	$(9,866)

	Six months ended June 30, 2007
				Accumulated
	Cash	Benefit	Postretirement	Other		Total
	Flow	Equalization	Health Benefit	Comprehensive	Net	Comprehensive
	Hedges	Plan	Plan	Income (Loss)	Income	Income

Balance, December 31, 2005	$5,352	$(1,839)	$—	$3,513

Net change	3,871	(762)	—	3,109	$138,105	$141,214

Balance, June 30, 2006	$9,223	$(2,601)	$—	$6,622

Balance, December 31, 2006	$(4,763)	$(1,965)	$(3,820)	$(10,548)

Net change	682	—	—	682	$141,900	$142,582

Balance, June 30, 2007	$(4,081)	$(1,965)	$(3,820)	$(9,866)

Notes to Financial Statements — Unaudited
Note 12. Estimated Fair Values
The carrying value and estimated fair values of the FHLBNY’s financial instruments were as follows (in thousands):

	June 30, 2007
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	Fair Value
Assets
Cash and due from banks	$22,479	$—	$22,479
Interest-bearing deposits	6,845,100	43	6,845,143
Federal funds sold	4,520,000	7	4,520,007
Held-to-maturity securities	10,976,168	(187,502)	10,788,666
Advances	61,234,817	(69,702)	61,165,115
Mortgage loans	1,510,052	(52,443)	1,457,609
Accrued interest receivable	420,622	—	420,622
Derivative assets	305,795	—	305,795
Other financial assets	2,716	—	2,716

Liabilities
Deposits	2,236,809	1	2,236,810
Consolidated obligations:
Bonds	65,780,089	(227,594)	65,552,495
Discount notes	12,780,495	(887)	12,779,608

Mandatorily redeemable capital stock	77,571	—	77,571

Accrued interest payable	714,322	—	714,322
Derivative liabilities	36,192	—	36,192
Other financial liabilities	50,497	—	50,497

	December 31, 2006
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	Fair Value
Assets
Cash and due from banks	$38,850	$—	$38,850
Interest-bearing deposits	5,591,077	62	5,591,139
Federal funds sold	3,661,000	17	3,661,017
Held-to-maturity securities	11,251,098	(81,329)	11,169,769
Advances	59,012,394	(55,450)	58,956,944
Mortgage loans	1,483,419	(24,284)	1,459,135
Accrued interest receivable	406,123	—	406,123
Derivative assets	224,775	—	224,775
Other financial assets	2,105	6	2,111

Liabilities
Deposits	2,389,528	1	2,389,529
Consolidated obligations:
Bonds	62,042,675	(184,723)	61,857,952
Discount notes	12,191,553	(1,229)	12,190,324

Mandatorily redeemable capital stock	109,950	—	109,950

Accrued interest payable	735,215	—	735,215
Derivative liabilities	107,615	—	107,615
Other financial liabilities	52,506	—	52,506

Notes to Financial Statements — Unaudited
Note 13. Commitments and Contingencies
The primary duty of the Finance Board is to ensure that the FHLBanks operate in a financially safe and sound manner. The Finance Board has the power to supervise the FHLBanks and to promulgate and enforce such regulations and orders as are necessary from time to time to carry out the provisions of the Federal Home Loan Bank Act. The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. Neither the FHLBNY nor any other FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liability as similar to a related party guarantee, which meets the scope exception in FIN 45. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at June 30, 2007 or December 31, 2006. The par amounts of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, were approximately $970.9 billion and $951.9 billion at June 30, 2007 and December 31, 2006.
Commitments for additional advances totaled approximately $20.6 billion and $21.2 billion as of June 30, 2007 and December 31, 2006. Such commitments are conditional, and generally are for periods of up to twelve months. Extension of credit under these commitments is subject to certain collateral requirements and other financial criteria at the time the commitment is drawn upon. Standby letters of credit are issued on behalf of members for a fee to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the standby letters of credit. The FHLBNY may, at its discretion, permit the member to finance repayment of this obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $410.4 million and $331.1 million as of June 30, 2007 and December 31, 2006, and had original terms of up to fifteen years, with a final expiration in 2019. Unearned fees on standby letters of credit are recorded as other liabilities and were not significant as of June 30, 2007 and December 31, 2006. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to record any provision for credit losses on these commitments and letters of credit. Standby letters of credit are fully collateralized at the time of issuance.
The FHLBNY was unconditionally obligated to purchase $1.4 million and $9.5 million in mortgage loans at June 30, 2007 and December 31, 2006, respectively under the MPF Program. Commitments are generally for periods not to exceed 45 days. In accordance with SFAS 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities,” such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value. The FHLBNY had also entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate amount of $318.8 million and $223.9 million as of June 30, 2007 and December 31, 2006.
The FHLBNY executes derivatives with major banks and broker-dealers (“derivative counterparties”), and generally enters into bilateral collateral agreements. When derivative counterparties are at risk, the Bank would typically pledge cash collateral to mitigate the counterparties’ credit exposure. Such market value exposure was below the threshold agreements with counterparties at June 30, 2007 and December 31, 2006. As a result, it did not become necessary for the FHLBNY to pledge collateral at either date to mitigate the derivative counterparties’ credit exposure related to derivative contracts with the FHLBNY.

Notes to Financial Statements — Unaudited
The FHLBNY was also exposed to credit risk associated with derivative contracts, which is measured as the replacement cost of derivatives in a gain position. The FHLBNY’s credit exposure was mitigated by cash collateral of $161.5 million and $124.0 million delivered by derivative counterparties and held by the FHLBNY at June 30, 2007 and December 31, 2006. Cash collateral received is interest-bearing, and reported as interest-bearing deposits in the statements of condition. It is not the Bank’s current practice to net cash collateral with derivative assets and liabilities.
The FHLBNY charged to operating expense rental costs of approximately $0.8 million and $0.9 million for the three months ended June 30, 2007 and 2006 and $1.6 million for the six months ended June 30, 2007 and 2006. Lease agreements for the Bank’s premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY.
The following table summarizes commitments and contingencies as of June 30, 2007 (in thousands):

	Payments due or expiration terms by period
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par	$27,368,815	$28,153,130	$5,946,050	$4,529,800	$65,997,795
Mandatorily redeemable capital stock	14,079	36,123	20,506	6,863	77,571
Premise and equipment (rental and lease obligations)	2,992	4,589	4,346	12,047	23,974

Total contractual obligations	27,385,886	28,193,842	5,970,902	4,548,710	66,099,340

Other commitments
Standby letters of credit	364,883	16,126	19,643	9,728	410,380
Unused lines of credit and other conditional commitments	20,561,410	—	—	—	20,561,410
Consolidated obligation bonds/discount notes traded not settled	1,516,065	—	—	—	1,516,065
Open delivery commitments (MPF)	1,377	—	—	—	1,377

Total other commitments	22,443,735	16,126	19,643	9,728	22,489,232

Total obligations and commitments	$49,829,621	$28,209,968	$5,990,545	$4,558,438	$88,588,572

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

Notes to Financial Statements — Unaudited
Note 14. Earnings per Share of Capital
The following table sets forth the computation of earnings per share of capital (in thousands except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$70,627	$75,418	$141,900	$138,105

Net income available to stockholders	$70,627	$75,418	$141,900	$138,105

Weighted average shares of capital	36,814	37,608	36,599	37,014
Less: Mandatorily redeemable capital stock	(799)	(190)	(958)	(225)

Average number of shares of capital used to calculate earnings per share	36,015	37,418	35,641	36,789

Net earnings per share of capital	$1.96	$2.02	$3.98	$3.75

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
The following table summarizes advances to the top 5 members at June 30, 2007 and interest income earned for the three and six months ended June 30, 2007 (dollars in thousands):

	June 30, 2007
			Par	Percent of	Interest Income
	City	State	Advances	Total *	Three months	Six months

Hudson City Savings Bank	Paramus	NJ	$12,116,000	19.7%	$123,238	$225,175
New York Community Bank	Westbury	NY	7,438,673	12.1	88,019	178,175
HSBC Bank USA, National Association	New York	NY	4,508,850	7.3	62,812	130,110
Manufacturers and Traders Trust Company	Buffalo	NY	4,096,074	6.7	50,216	96,560
Astoria Federal Savings and Loan Assn.	Long Island City	NY	2,542,000	4.1	31,669	61,022

Total			$30,701,597	49.9%	$355,954	$691,042

*	Percentage calculated on par value of advances.

Notes to Financial Statements — Unaudited
The following table summarizes advances to the top 5 members at June 30, 2006 and interest income earned for the three and six months ended June 30, 2006 (dollars in thousands):

	June 30, 2006
			Par	Percent of	Interest Income
	City	State	Advances	Total*	Three months	Six months

North Fork Bank	Mattituck	NY	$7,700,015	11.4%	$67,153	$117,043
New York Community Bank	Westbury	NY	7,113,680	10.5	76,814	156,218
Hudson City Savings Bank	Paramus	NJ	6,950,000	10.3	65,222	114,507
HSBC Bank USA, National Association	New York	NY	4,509,779	6.7	61,953	118,754
Manufacturers and Traders Trust Company	Buffalo	NY	3,548,383	5.2	47,241	92,533

Total			$29,821,857	44.1%	$318,383	$599,055

*	Percentage calculated on par value of advances.
The following table summarizes advances to the top 5 members at December 31, 2006, and interest income earned for the twelve months ended December 31, 2006 (dollars in thousands):

	December 31, 2006
			Par	Percent of	Interest
	City	State	Advances	Total *	Income

Hudson City Savings Bank	Paramus	NJ	$8,873,000	15.0%	$289,348
New York Community Bank	Westbury	NY	7,878,877	13.4	315,626
HSBC Bank USA, National Association	New York	NY	5,009,503	8.5	260,749
Manufacturers and Traders Trust Company	Buffalo	NY	3,423,231	5.8	188,514
Astoria Federal Savings and Loan Assn.	Long Island City	NY	2,480,000	4.2	114,426

Total			$27,664,611	46.9%	$1,168,663

*	Percentage calculated on par value of advances.

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

Executive Overview
This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (FHLBNY or Bank), this Form 10-Q should be read in its entirety.
Financial Performance. As a cooperative, the FHLBNY seeks to maintain a balance between its public policy mission and its ability to provide adequate returns on the capital supplied by its members. The FHLBNY achieves this balance by delivering low-cost financing to members to help them meet the credit needs of their communities and by paying a dividend. Reflecting the FHLBNY’s cooperative nature, the FHLBNY’s financial strategies are designed to enable the FHLBNY to expand and contract in response to member credit needs. The FHLBNY invests its capital in high quality, short- and intermediate-term financial instruments. This strategy allows the FHLBNY to maintain sufficient liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations, and meet other obligations. The dividends paid by FHLBNY are largely the result of the FHLBNY’s earnings on invested member capital, net earnings on member credit, mortgage loans and investments, offset in part by the FHLBNY’s operating expenses and assessments. FHLBNY’s board of directors and management determine the pricing of member credit and dividend policies based on the needs of its members and the cooperative.
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
Business Overview
The FHLBNY manages its operations as a single business segment. Advances to members are the primary focus of the FHLBNY’s operations and the principal factor that impacts its operating results. The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax. It is required to make payments to Resolution Funding Corporation (“REFCORP”), and set aside a percentage of its income towards an Affordable Housing Program (“AHP”). Together they are referred to as assessments.
Net Income
Second Quarter — The FHLBNY reported 2007 second quarter net income of $70.6 million, or $1.96 per share, compared with net income of $75.4 million, or $2.02 per share, for the second quarter of 2006. Return on average equity, defined as net income divided by average capital stock plus average retained earnings and accumulated other comprehensive income, for the quarter was 7.16%, compared to 7.45% for the second quarter of 2006.
Prior year second quarter net income was higher and benefited from higher average interest-earning assets, and slightly higher net interest income, which for the FHLBNY is the primary source of revenue. Net interest income for the second quarter of 2007 was $112.9 million compared to $115.2 million in the second quarter of 2006.

Non-interest income in the current quarter was also lower by $2.2 million from the prior year second quarter. Non-interest income was comprised of fees from delivery of corresponding banking services to members, net realized and unrealized gains and losses from hedging activities, and losses from debt extinguishment. First quarter net gain from hedging activities was $2.0 million compared to $7.0 million in the second quarter of 2006. Second quarter 2006 gain primarily represented changes in fair value basis adjustments from the refinement of fair value estimation process for hedged consolidated bonds. In the current period, there were no material refinements to hedge measurement methodology. Loss from debt extinguishment was $1.4 million in the second quarter of 2007 compared to a loss of $4.3 million in the prior year period.
Operating expenses, including the allocated costs of running the Office of Finance and the Finance Board, were $18.0 million, an increase of $1.8 million from $16.2 million in the prior year period, and was another factor that explains the decline in net income.
Year-to-date — Net income for the first six months of 2007 was $141.9 million, or $3.98 per share, compared with $138.1 million, or $3.75 per share. Return on average equity was 7.27% for the first six months of 2007 compared with 6.95% for the prior year period. Net Income is principally impacted by changes in net interest income. Current year-to-date results benefited from an increase in net interest margin that contributed $7.1 million in pre-assessment net income; the primary component of the increase was rate related, partly offset by decline in intermediation volume, defined as average interest-earning assets. Increases in yields and coupons in a higher interest rate environment contributed $13.5 million, partly offset by a $6.4 million decline in net interest income due to declining intermediation volume. Net interest income in the current year periods also benefited from investing stockholders’ capital to fund higher coupon interest-earning assets in a rising interest rate environment. Operating expenses were $32.9 million in the second quarter, higher by $2.2 million compared to prior year period.
Advances — The FHLBNY’s primary business is making collateralized loans, known as “advances,” to members, and is the primary focus of the Bank’s operations and the principal factor that impacts the financial condition of the FHLBNY. Reported Advances to members were $61.2 billion at June 30, 2007, up from $59.0 billion at December 31, 2006. One member was acquired by a non-member in the first quarter of 2007. No member was acquired by a non-member in the second quarter of 2007. Advances as a percentage of total assets was 71.3% at June 30, 2007, compared with 72.2% at December 31, 2006.
Dividend — A cash dividend of $1.85 per share of capital stock (7.50% annualized return on capital stock) was paid in April 2007 for the first quarter of 2007, up from $1.29 paid for the prior year period. For the first six months of 2007 and 2006, cash dividends paid, including the aforementioned, totaled $3.61 and $2.58 per share. An annualized dividend of 7.50% ($1.87 per share) was paid on July 31, 2007 to members for the second quarter, up from 5.75% ($1.43 per share) paid for the prior year period.
Stockholders’ Equity — Stockholders’ equity comprised of capital stock, retained earnings and accumulated comprehensive income, increased by $128.4 million to $4.0 billion at June 30, 2007, from December 31, 2006. Cash dividends paid from equity was $65.2 million in each of the two quarters in 2007. Capital stock, a component of equity, increased by $116.2 million to $3.7 billion at June 30, 2007, from December 31, 2006. The increase in capital stock is consistent with increases in advances borrowed by members. Members are required to purchase stock as a prerequisite to membership, and the amount is also determined by a percentage of advances borrowed from the FHLBNY. Under the FHLBNY’s present practice of repurchasing excess stock, the amount of capital stock outstanding varies in line with members’ outstanding borrowings. Stock in excess of amount necessary to support advance activity is redeemed daily.

Selected financial data are presented below (Unaudited)

Statements of Condition	June 30,	December 31,
(dollars in millions)	2007	2006	2005	2004	2003	2002

Investments (1)	$22,341	$20,503	$21,190	$18,363	$14,217	$23,598
Advances	61,235	59,012	61,902	68,507	63,923	68,926
Mortgage loans	1,510	1,483	1,467	1,178	672	435
Total assets	85,865	81,703	85,014	88,439	79,230	93,606
Deposits and borrowings	2,237	2,390	2,658	2,297	2,100	2,743
Consolidated obligations	78,561	74,234	77,279	80,157	70,857	83,512
Mandatorily redeemable capital stock	78	110	18	127	—	—
AHP liability	108	102	91	82	93	110
REFCORP liability	18	17	14	10	—	14
Capital stock	3,662	3,546	3,590	3,655	3,639	4,051
Retained earnings	380	369	291	223	127	244
Equity to asset ratio (2)	4.70%	4.79%	4.57%	4.38%	4.75%	4.59%

	Three months ended		Six months ended
Statements of Condition	June 30,		June 30,		Year ended December 31,
Averages (in millions)	2007	2006	2007	2006	2006	2005	2004	2003	2002

Investments (1)	$20,256	$18,975	$20,385	$18,728	$19,490	$19,944	$17,642	$19,833	$20,677
Advances	60,143	64,337	59,368	63,432	64,658	63,446	65,289	70,943	64,210
Mortgage loans	1,501	1,457	1,495	1,460	1,471	1,360	928	527	400
Total assets	82,665	85,482	82,017	84,274	86,319	85,254	84,344	92,747	86,682
Deposits and borrowings	2,840	1,827	2,376	1,605	1,773	2,112	1,968	2,952	2,908
Consolidated obligations	74,779	78,523	74,665	77,546	79,314	77,629	76,105	81,818	76,907
Mandatorily redeemable capital stock	80	19	96	23	51	56	238	—	—
AHP liability	105	92	104	92	95	84	83	105	107
REFCORP liability	9	9	9	8	9	7	4	2	8
Capital stock	3,601	3,742	3,564	3,679	3,737	3,604	3,554	4,082	3,768
Retained earnings	354	307	351	297	314	251	159	193	204

Operating Results	Three months ended		Six months ended
(dollars in millions, except earnings	June 30,		June 30,		Year ended December 31,
and dividends per share)	2007	2006	2007	2006	2006	2005	2004	2003	2002
Net interest income (3)	$113	$115	$226	$219	$470	$395	$268	$299	$389
Net income	71	75	142	138	285	230	161	46	234
Dividends paid in cash	65	47	130	93	208	162	66	164	167
AHP expense	8	8	16	15	32	26	19	5	26
REFCORP expense	18	19	35	35	71	58	40	11	59
Return on average equity* (4)	7.16%	7.45%	7.27%	6.95%	7.04%	5.97%	4.34%	1.08%	5.89%
Return on average assets*	0.34%	0.35%	0.35%	0.33%	0.33%	0.27%	0.19%	0.05%	0.27%
Operating expenses	$17	$15	$33	$31	$63	$59	$51	$48	$39
Operating expenses ratio* (5)	0.08%	0.07%	0.08%	0.07%	0.07%	0.07%	0.06%	0.05%	0.04%
Earnings per share	$1.96	$2.02	$3.98	$3.75	$7.63	$6.36	$4.55	$1.12	$6.21
Dividend per share	$1.85	$1.29	$3.61	$2.58	$5.59	$4.50	$1.83	$3.97	$4.51
Headcount (Full/part time)	247	225	247	225	232	221	210	206	200

(1)	Investments include held-to-maturity securities, available for-sale securities, interest-bearing deposits, Federal funds, and loans to other FHLBanks.

(2)	Equity to asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.

(3)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(4)	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average accumulated other comprehensive income (loss).

(5)	Operating expenses as a percentage of average assets.

*	Annualized.

Critical Accounting Policies and Estimates
The FHLBNY has identified certain accounting policies that it believes are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios; estimating the liabilities for pension liabilities; and estimating fair values of certain assets and liabilities. The FHLBNY accounts for derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and specifically identifies the hedged assets or liabilities and the associated hedging strategy.
For additional information, refer to Note 1 to the Financial Statements in the FHLBNY’s most recent Form 10-K filed on March 29, 2007.
Recently Issued Accounting Standards and Interpretations
SFAS 157 — In September 2005, the FASB issued SFAS 157, “Fair Value Measurements”(“SFAS 157”).
SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in Emerging Issues Task Force EITF 02-3, which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount when measuring instruments traded in an active market at fair value. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies when an issuer’s credit standing should be considered in measuring liabilities at fair value.
SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. SFAS 157 must be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied. The Bank will adopt SFAS 157 on January 1, 2008, and is evaluating its potential effect on its financial statements.
SFAS 159 — On February 15, 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank). The Bank is continuing to evaluate the financial assets and liabilities, if any, for which the fair value option under SFAS 159 would be elected, and to assess the impact on its financial condition, results of operations and cash flows if such election was made.

FSP FIN 39-1 — In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. If the Bank adopts the provisions under the FSP, it does not expect implementation to have a material impact on reported results of operations or financial condition.
Results of Operations
The following section provides a discussion of the Federal Home Loan Bank of New York’s results of operations. For a discussion of the critical accounting estimates used by the Bank that affect its results of operations, see page 32 of this Form 10-Q and pages 42-47 of the FHLBNY’s Annual Report on Form 10-K for the year ended December 31, 2006.
Net Interest Income — Net interest income is the principal source of revenue for the Bank. Net interest income is impacted by member demand for advances and investment activity, the yields from advances and investments, and the cost of consolidated obligation debt that is issued by the Bank to fund advances and investments. The execution of interest rate swaps in the derivative market at a constant spread to LIBOR, in effect converting fixed-rate advances and fixed-rate debt to conventional adjustable-rate instruments indexed to LIBOR, results in an important intermediation for the Bank between the capital markets and the swap market. The intermediation permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate debt in the capital markets. Income earned from assets funded by member capital and retained earnings, which are non-interest bearing, is another important consideration for the FHLBNY. All of these factors may fluctuate based on changes in interest rates, demand by members for advances, investor demand for debt issued by the FHLBanks, and the change in the spread between the yields on advances and investments, and the cost of financing these assets by the issuance of debt to investors.
Net interest income after provisions for credit losses was $112.9 million for the second quarter of 2007, down by $2.3 million from the prior year period. Net interest income represents the difference between income from interest-earning assets and interest expenses paid on interest-bearing liabilities. For the first six months of 2007, net interest income was $225.5 million, up by $7.1 million from the prior year period.
Net interest spread was 29.1 basis points for the second quarter of 2007, slightly down from 30.3 basis points from the prior year period. Net interest spread is defined as the difference between yield on interest-earning assets and yield on interest-bearing liabilities. Net interest margin, defined as annualized net interest income as a percentage of average earning assets was 55.3 basis points for the second quarter of 2007, unchanged from the prior year period.
For the first six months of 2007, net interest spread was 30.2 basis points, slightly higher than 28.4 basis points for the prior year period. Net interest margin for the first six months of 2007 was 56.0 basis points, also better than the prior year period margin of 52.7 basis points.
The FHLBNY earns income from investing its members’ capital to fund interest-earning assets. In the rising interest rate environment, deployment of capital, retained earnings and net non-interest bearing liabilities, referred to as deployed capital, provided the FHLBNY with significant income. As an illustration, an average of $4.2 billion in deployed capital earned a yield of 5.40%, the reported annualized yield on aggregate interest-earning assets for the second quarter of 2007. In contrast, the Bank’s average deployed capital in the prior year period was slightly higher at $4.4 billion, but earned a lower yield of 5.11%. Similarly, for the first six months of 2007, the Bank earned a yield of 5.41% on average deployed capital of $4.1 billion. In the prior year period, the yield was lower by 55 basis points and even though average deployed capital was higher by about $300.0 million, deployed capital made a stronger contribution to net interest income as a result of a rising rate environment in the three and six months ended June 30, 2007 compared to the same periods in 2006.

The following tables summarize key changes in the components of net interest income (dollar amounts in thousands):

	Three months ended
	June 30,
			Dollar	Percentage
	2007	2006	Variance	Variance
Interest income
Advances	$806,965	$805,165	$1,800	0.22%
Interest-bearing deposits	83,954	69,603	14,351	20.62
Federal funds sold	42,179	37,637	4,542	12.07
Held-to-maturity securities	149,655	138,345	11,310	8.18
Mortgage loans held-for-portfolio	19,715	18,728	987	5.27
Other	1	—	1	0.00

Total interest income	1,102,469	1,069,478	32,991	3.08

Interest expense
Consolidated obligations-bonds	781,091	698,646	82,445	11.80
Consolidated obligations-discount notes	171,157	234,125	(62,968)	(26.90)
Deposits	34,357	20,268	14,089	69.51
Mandatorily redeemable capital stock	1,632	258	1,374	532.56
Cash collateral held and other borrowings	1,375	958	417	43.53

Total interest expense	989,612	954,255	35,357	3.71

Net interest income before provisions for credit losses	$112,857	$115,223	$(2,366)	(2.05)%

	Six months ended
	June 30,
			Dollar	Percentage
	2007	2006	Variance	Variance
Interest income
Advances	$1,584,459	$1,506,941	$77,518	5.14%
Interest-bearing deposits	164,653	146,095	18,558	12.70
Federal funds sold	86,815	58,030	28,785	49.60
Held-to-maturity securities	302,618	268,197	34,421	12.83
Mortgage loans held-for-portfolio	39,233	37,586	1,647	4.38
Other	2	5	(3)	(60.00)

Total interest income	2,177,780	2,016,854	160,926	7.98

Interest expense
Consolidated obligations-bonds	1,547,848	1,325,397	222,451	16.78
Consolidated obligations-discount notes	342,436	436,952	(94,516)	(21.63)
Deposits	55,367	34,340	21,027	61.23
Mandatorily redeemable capital stock	3,780	578	3,202	553.98
Cash collateral held and other borrowings	2,805	1,124	1,681	149.56

Total interest expense	1,952,236	1,798,391	153,845	8.56

Net interest income before provisions for credit losses	$225,544	$218,463	$7,081	3.24%

Interest Income
Reported interest income includes the impact of interest rate derivatives.
Second Quarter — Total interest income for the second quarter of 2007 was $1.1 billion, up by $33.0 million from prior year period. Changes in rate and intermediation volume explain the change from prior year period. Increases in yields and coupons of interest-earning assets in a higher interest rate environment contributed $68.5 million to the growth in reported interest income. In the second quarter of 2007, average overall yield of interest-earning assets grew by 29 basis points to 5.40% and the weighted average yield from advances improved by 31 basis points. Coupons of short-term and variable-rate advances benefited the most from an inverted yield curve environment. Increased balance sheet liquidity resulted in increased balance sheet leverage; increased investments in short-term money market instruments with relatively higher yields also contributed to the increase in second quarter’s total interest income.
Investments in variable-rate MBS and acquisitions of fixed-rate MBS also benefited from higher coupons in a rising rate environment in the current quarter compared to prior year period. Overall yields from long-term investments grew by only 9 basis points in the second quarter of 2007, compared to prior year period, and lagged the overall increase in yields. This is a reflection of the Bank’s cautious approach in its investment in MBS.
Positive rate-related trends were partly offset by declining intermediation volume, which lowered interest income by $35.5 million. Intermediation volume, also referred to as transaction volume, is defined as the daily average transaction balances. Primary cause of lower interest income was lower advance intermediation volume in the second quarter of 2007 of about $4.2 billion as demand for member borrowing trended down compared to prior year period.
To enhance its liquidity, the Bank increased interest-bearing deposits and Federal funds sold, and funding these assets with the issuance of longer term consolidated bonds. MBS investment volume was also higher in the second quarter of 2007. In the prior year second quarter, the Bank acquired MBS very late in the quarter and its contribution to earnings was not fully realized until the third quarter of 2006.
Total interest income included advance prepayment fees of $0.7 million in the second quarter compared to $5.5 million in prior year period. The Bank charges a prepayment fee when certain advances are prepaid before their contractual maturity dates or their contractual optional prepayment dates. The FHLBNY generally requires advances with a maturity or repricing period greater than six months to carry a fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advance. Prepayment fees associated with hedged advances are recorded in interest income after adjusting for the fair value of the related hedge. Prepayment fees from commercial mortgage-backed securities included in total interest income was $1.0 million for the second quarter of 2007, slightly down from $1.4 million in the prior year period.
Year-to-date — For the first six months of 2007, total interest income was $2.2 billion, up by $161.0 million from prior year period. Intermediation volume, defined as average interest earning assets, declined and caused a decline in interest income by $53.2 million. This was offset by a rate related increase of $214.2 million, primarily from higher coupons and yields in a higher rate environment. Average yield on earning assets increased by 55 basis points to 5.41% for the current year period compared to prior year period. Average earning assets were $81.3 billion in the first six months of 2007, down by $2.3 billion from prior year period. Advance intermediation volume was down by $4.0 billion, and the decline was partly offset by increased volume of investments.

Advance prepayment fees recorded in interest income were $2.6 million for the current period, down from $6.0 million in prior year period, a reflection of slow-down in member initiated prepayment activity in current period. Fees from prepayment of commercial mortgage-backed securities, included in interest income from investments, were also lower and totaled $2.7 million in the first six months of 2007, compared to $3.4 million in the prior year period.
Impact of hedging interest income — Cash flow from interest rate swaps was also a critical component of interest income earned from advances. The FHLBNY executes interest rate swaps to modify the effective interest rate terms of many of its fixed-rate advance products, and typically all of its convertible or putable advances. In these swaps, the FHLBNY effectively converts a fixed-rate stream of cash flows from the advance to a floating-rate stream of cash flows, indexed to LIBOR. The impact of swapping fixed- for floating-interest rate in which the FHLBNY pays out fixed-rate and receives LIBOR-indexed cash flows in an interest rate swap agreement made a positive cash in-flow for the second quarter of 2007. Positive cash flows from such hedging activities improved earnings by $88.2 million in the second quarter of 2007, an increase of $37.7 million from the prior year second quarter. For the first six months of 2007, cash flows from hedging activities contributed $172.6 million, up by $109.9 million from the prior year period. In a hedge of an advance, the Bank structures the interest rate swap whereby the Bank pays the swap counterparty fixed coupon, and receives variable cash flows, typically indexed to the 3-month LIBOR rate. This structure generates positive cash flows when the 3-month LIBOR rates are higher than the contractual pay-fixed leg of the interest rate exchange agreement. If the swap is a callable swap, it is typically associated with a putable advance, and until the derivative counterparty exercises the option to terminate the swap, the swap’s cash flows will continue to impact earnings. Typically, in a rising rate environment, derivative counterparties will exercise the right to put the option and terminate the swap. Generally, the Bank would then put the advance and offer new advance to members at the then prevailing market terms.
The table below summarizes interest earned from advances and the impact of interest rate derivatives (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$718,786	$754,665	$1,411,852	$1,444,223
Net interest adjustment from interest rate swaps	88,179	50,500	172,607	62,718

Total Advance interest income reported	$806,965	$805,165	$1,584,459	$1,506,941

Interest Expense
Reported interest expense includes the impact of interest rate derivatives.
Second Quarter — Total interest expense for the second quarter of 2007 was $989.6 million, up by $35.4 million from prior year period. In a rising rate environment, funding costs have grown even as transaction volume, measured in terms of average balance sheet outstanding, has declined. Increases were rate-related as new debt was issued at higher coupons in a rising rate environment to replace maturing debt, or to replace debt that had to be called in parallel with the call by derivative counterparties on the interest rate swap that hedged the debt. Rate related increases added $67.3 million to funding costs, while decline in average balance sheet reduced funding costs by $31.9 million, for a net increase of $35.4 million in funding cost for the second quarter of 2007 from prior year period. The FHLBNY continued to fund its assets through the issuance of consolidated obligation bonds and discount notes to investors in the global debt markets. Funding costs of consolidated obligation debt, on an after-swap basis, constituted 96.2% of total interest expense, slightly below 97.8% for the comparable period in 2006. The Bank did not hedge its discount notes.

Interest expense of consolidated obligation bonds in the second quarter of 2007 was $781.1 million, up by $82.5 million from $698.6 million in the prior year period. As a percentage of total interest expense, it represented 78.9%, up from 73.2% in the prior year period. The increased use of bonds in 2007 has offset the decline in use of discount notes. Interest expense associated with discount notes as a percentage of total interest expenses was 17.3% in the second quarter of 2007, down from 24.5% in the prior year period. Interest expense metrics included the impact of cash flows associated with bond hedging activity. Interest expense accruals comprised of coupon payments to investors holding the Bank’s debt, and cash flows associated with interest rate swaps in which the Bank paid to derivatives counterparties variable-rate LIBOR-indexed cash flows, and received fixed-rate cash flows. Such interest rate exchange agreements resulted in additional expense accruals of $44.3 million for the second quarter of 2007, compared to $72.1 million for the prior year period.
We believe the 12 FHLBanks (including the FHLBNY) have been able to execute their bond issuances to a receptive investor and dealer community despite the uncertainties in a rising rate environment. Investor demand for callable debt has remained brisk, and the FHLBNY has been able to increase the issuance of callable bonds at favorable spreads. For the second quarter of 2007, average yield of consolidated obligations (bonds and discount notes) increased by 29 basis points from the prior year period, and matched the growth in net yields from interest-bearing assets in the comparable periods. In a rising rate environment, debt issued by Government Sponsored Entities (“GSE”), including FHLBank debt (consolidated obligations) appears to outperform other credit products measured in terms of asset swap spreads to LIBOR rates, a measure that is very relevant as the FHLBNY tends to convert a significant percentage of its fixed-rate debt to LIBOR-indexed floating rate cash flows. We believe that as rates rise, investor demand tends to grow and funding cost for the Bank tends to improve.
Interest expense associated with term and overnight discount notes was $171.2 million for the second quarter of 2007, down from $234.1 million in prior year period. Even as discount notes remained as an important funding tool for day-to-day balance sheet management because of their ease and flexibility of issuance, the Bank reduced its reliance on discount notes in the current year because of the relatively higher cost of issuing short-maturity debt (discount notes) in a downward sloping yield curve. Relative spread to 3-month LIBOR was tighter during most of the current year and the Bank was able to achieve better short-term funding executions through the issuance of alternative funding structures, such as the issuance of fixed-rate callable debt with very short lock-out periods in conjunction with the execution of receive- fixed, pay-LIBOR indexed interest rate swaps with mirrored short lock-out call terms. In a rising-rate environment, derivative counterparties tended to exercise their right to terminate the swap; in turn, the Bank exercised its right to call the bond, effectively converting a medium-term debt into a short-term debt at better overall spreads to LIBOR than the issuance of term discount notes. Late in the second quarter of 2007, the yield curve steepened sharply and favorable execution spreads for such lockout callable debt declined for such short lock-out callable debt.
Year-to-date — For the first six months of 2007, total interest expense was $2.0 billion, up by $153.9 million from the prior year period. Rate related increase in funding costs was $200.6 million, and was partly offset by $46.8 million in reduction in funding costs due to lower funding needs due to a lower average balance sheet. Average balance sheet was $82.0 billion in the first six months of 2007, down from $84.3 billion in the prior year period. The impact of lower funding needs reduced aggregate funding cost by $46.8 million, from the prior year period. Coupon and yield increases in a higher interest rate environment caused funding costs to increase by $200.6 million in the first six months of 2007, from the prior year period.

Interest expense, net of the impact of interest rate swaps associated with consolidated obligation bonds was $1.6 billion, up by $222.5 million from prior year period. Interest expense associated with consolidated obligation discount notes was $342.4 million, down by $94.5 million from prior year period. As a percentage of total expense, discount notes accounted for 17.5% for the first six month of 2007, compared to 24.3% in the prior year period. Through most of the first six months of 2007, the Bank opted to reduce the issuance of discount notes because of more attractive alternative funding structures. Debt market pricing for consolidated obligation discount notes was uneven through most of the first six months of 2007. Earlier in the year, discount note pricing was particularly tight and unattractive, and in response to market conditions, the Bank reduced issuances. Midway through the second quarter of 2007, pricing returned to more normal levels.
Impact of debt hedging — Cash flows from interest rate swaps were an important component of interest expense on debt. The FHLBNY issues both fixed-rate callable and non-callable debt. Typically, the Bank issues callable debt with the simultaneous execution of callable interest rate swaps to modify the effective interest rate terms and effective durations of its fixed-rate callable debt. A substantial percentage of non-callable fixed-rate debt is also swapped to “plain vanilla” LIBOR-indexed cash flows.
In the second quarter of 2007, the net impact of accruals of receive-fixed interest-rate swaps and pay-LIBOR indexed cash flows associated with SFAS 133 qualifying debt hedges increased debt expense by $44.3 million, down from $72.1 million for the prior year period. For the first six months of 2007, interest accruals associated with receive-fixed, pay-LIBOR-indexed cash flows resulted in additional expense of $97.1 million, compared to $124.5 million for prior year period.
In both current and prior year periods, the Bank’s obligation to pay-variable cash flows, indexed to LIBOR, exceeded the swap counterparties’ obligations to pay the Bank fixed coupons. In a rising rate environment, variable coupons will typically exceed historically lower fixed coupons. Swap counterparties, who will receive the higher variable-rate cash flows will only exercise their option to call the swap (with a callable swap), if they expect future cash flows to be less than the fixed-rate cash flows the counterparties are obligated to pay to the Bank.
The negative impact of interest rate exchanges associated with debt hedging activities has declined in the current year primarily as a result of the narrowing gap between fixed coupons being paid to the Bank and the LIBOR-indexed variable coupons being paid by the Bank in the interest rate exchange agreements. Changes in the term structure of interest rates in the second quarter of 2007 tended to narrow the spread differential between the Bank’s fixed-rate coupons on the fixed leg of the swap and the LIBOR-indexed coupons on the variable leg of the swap. Also, debt hedge volume declined in the current year as a result of a lower average balance sheet, when compared to prior year periods.
The table below summarizes interest expense paid on consolidated obligation bonds and the impact of interest rate swaps (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Consolidated bonds-Interest expense
Gross interest expense before adjustment for interest rate swaps	$(736,788)	$(626,548)	$(1,450,746)	$(1,200,848)
Net interest adjustment for interest rate swaps	(44,303)	(72,098)	(97,102)	(124,549)

Total Consolidated bonds-interest expense reported	$(781,091)	$(698,646)	$(1,547,848)	$(1,325,397)

Net Interest Spread — For the second quarter of 2007, net spread earned was 29.1 basis points, slightly down from 30.3 basis points in the prior year period. In the second quarter, the Bank put in place a plan to increase liquidity by inventorying money market investments and funding increased assets by issuing debt with slightly longer effective duration or maturity. Even though yields on short-term investments were relatively attractive, the spread differential between such investments and the cost of carrying the investments narrowed. The cost of debt increased by 30 basis points in the second quarter of 2007 from prior year period. In contrast, average yield from short-term deposits increased by 25 basis points.
Yields from traditionally high-yielding mortgage-backed securities lagged behind the overall increase in yields on interest-earning assets, and grew by only 9 basis points to yield 5.56%. In contrast, short-term money market yields increased by 45 basis points in the current quarter from prior year period. The Bank has remained opportunistic in acquiring mortgage-backed securities and has acquired such securities only when they met the Bank’s risk/reward profile.
Net margin, which is a measure of balance sheet efficiency, was 55.3 basis points for the second quarter of 2007, unchanged from prior year period. Net margin is net interest income divided by average earning assets and is reported on an annualized basis.
For the first six months of 2007, net spread earned was 30.2 basis points, up from 28.4 basis points in the prior year period, an indicator of a better margin performance in the first quarter of 2007 than the second quarter of 2007. In the first quarter, member borrowings of short-term advances with relatively high margins were a factor. In the second quarter of 2007, members adjusted their borrowing pattern, reducing their demand for shorter-term borrowing.
Spread/Yield Analysis:
The following tables summarize the Bank’s net interest income and net interest yield and provides an attribution of changes in rates and volumes of the FHLBNY’s interest-earning assets and interest bearing liabilities.
Spread and yield analysis for the second quarter of 2007 and 2006:

	Three months ended
	June 30, 2007			June 30, 2006
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$60,142,518	$806,965	5.38%	$64,337,207	$805,165	5.07%
Interest-earning deposits	6,286,066	83,954	5.36	5,704,216	69,603	4.91
Federal funds sold	3,181,868	42,179	5.32	3,038,143	37,637	5.07
Investments	10,787,948	149,655	5.56	10,231,743	138,345	5.47
Mortgage loans and other loans	1,501,489	19,716	5.27	1,457,451	18,728	5.29

Total interest-earning assets	$81,899,889	$1,102,469	5.40%	$84,768,760	$1,069,478	5.11%

Funded By:
Consolidated obligations	$74,778,519	$952,248	5.11%	$78,522,711	$932,771	4.82%
Interest-bearing deposits and other borrowings	2,919,565	37,364	5.13	1,845,834	21,484	4.61

Total interest-bearing liabilities	77,698,084	989,612	5.11%	80,368,545	954,255	4.81%

Capital and other non-interest-bearing funds	4,201,805	—		4,400,215	—

Total Funding	$81,899,889	989,612		$84,768,760	954,255

Net Interest Spread		$112,857	0.2906%		$115,223	0.3030%

Net Interest Margin (Net interest income/Earning Assets) [2]			0.553%			0.553%

2 Annualized

Spread and yield analysis for the first six months of 2007 and 2006:

	Six months ended
	June 30, 2007			June 30, 2006
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$59,368,132	$1,584,459	5.38%	$63,431,685	$1,506,941	4.79%
Interest-earning deposits	6,194,230	164,653	5.36	6,317,274	146,095	4.66
Federal funds sold	3,289,044	86,815	5.32	2,434,337	58,030	4.81
Investments	10,901,741	302,618	5.60	9,975,687	268,197	5.42
Mortgage loans and other loans	1,494,550	39,235	5.29	1,460,502	37,591	5.25

Total interest-earning assets	$81,247,697	$2,177,780	5.41%	$83,619,485	$2,016,854	4.86%

Funded By:
Consolidated obligations	$74,664,760	$1,890,284	5.11%	$77,545,997	$1,762,349	4.58%
Interest-bearing deposits and other borrowings	2,471,879	61,952	5.05	1,628,016	36,042	4.46

Total interest-bearing liabilities	77,136,639	1,952,236	5.10%	79,174,013	1,798,391	4.58%

Capital and other non-interest-bearing funds	4,111,058	—		4,445,472	—

Total Funding	$81,247,697	$1,952,236		83,619,485	1,798,391

Net Interest Spread		$225,544	0.3016%		$218,463	0.2843%

Net Interest Margin (Net interest income/Earning Assets) [2]			0.560%			0.527%

Note 1: Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the Bank and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond, typically resulting in funding at an advantageous price. Similarly, the Bank makes fixed-rate advances to members and hedges the advance with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities.

2 Annualized

Rate and Volume Analysis
The Rate and Volume Analysis presents changes in interest income, interest expense, and net interest income that are due to changes in volumes and rates. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the FHLBNY’s interest income and interest expense (in thousands):

	Three months ended
	June 30, 2007 vs. June 30, 2006
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$(52,495)	$54,295	$1,800
Interest-earning deposits	7,100	7,251	14,351
Federal funds sold	1,781	2,761	4,542
Investments	7,520	3,790	11,310
Mortgage loans	566	422	988

Total interest income	(35,528)	68,519	32,991

Interest Expense
Consolidated obligations	(44,477)	63,954	19,477
Deposits and borrowings	12,496	3,384	15,880

Total interest expense	(31,981)	67,338	35,357

Changes in Net Interest Income	$(3,547)	$1,181	$(2,366)

	Six months ended
	June 30, 2007 vs. June 30, 2006
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$(96,538)	$174,056	$77,518
Interest-earning deposits	(2,846)	21,404	18,558
Federal funds sold	20,375	8,410	28,785
Investments	24,897	9,524	34,421
Mortgage loans	876	768	1,644

Total interest income	(53,236)	214,162	160,926

Interest Expense
Consolidated obligations	(65,480)	193,415	127,935
Deposits and borrowings	18,682	7,228	25,910

Total interest expense	(46,798)	200,643	153,845

Changes in Net Interest Income	$(6,438)	$13,519	$7,081

Non-Interest Income
The following table summarizes non-interest income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Other income (loss):
Service fees	$835	$855	$1,662	$1,662
Net realized and unrealized gain (loss) on derivatives and hedging activities	2,038	7,037	5,562	5,100
Losses from extinguishment of debt and other	(1,413)	(4,245)	(3,770)	(4,240)

Total other income	$1,460	$3,647	$3,454	$2,522

Service fees — Service fees were derived primarily from providing correspondent banking services to members and fees earned on standby letters of credit.
Net realized and unrealized gain (loss) on derivatives and hedging activities — The Bank records all derivatives as either assets or liabilities in the statements of condition at their estimated fair value and recognizes changes in fair value in the statements of income. Changes in the fair value of the Bank’s derivatives, including a small amount of mortgage commitments, resulted in reported gains of $2.0 million in the second quarter of 2007 compared to $7.0 million in the second quarter of 2006. For the first six months of 2007, the reported gain was $5.6 million compared to $5.1 million for the prior year period.
Hedging fair value gains and losses under SFAS 133 hedge accounting rules are included in other income (loss) as “Net realized and unrealized gain (loss) on derivatives and hedging activities.” The Bank has not early adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115” (“SFAS 159”).
The net contractual interest accruals on interest rate swaps considered as not qualifying for hedge accounting and interest received from in-the-money options are also included in “Net realized and unrealized gain (loss) on derivatives and hedging activities.”
Net realized and unrealized gains and losses from hedging activities are typically determined by changes in the benchmark interest rate (designated as LIBOR by the FHLBNY) and the degree of ineffectiveness of hedging relationships between the change in the fair value of derivatives and change in the fair value of the hedged assets and liabilities attributable to changes in benchmark interest rate. Typically, such gains and losses represent hedge inefficiency or hedge ineffectiveness between changes in the fair value of the hedged item and changes in the fair value of the derivative.

The primary components of reported gains and losses from hedging activities for the second quarter and the first six months of 2007 compared to prior year periods are discussed below:
Debt hedging — Changes in the benchmark interest rate (LIBOR for the Bank) and implied volatilities of interest rates (i.e., market’s expectation of potential changes in future interest rates) of fair value hedges using receive-fixed, pay-variable swaps were:
•	SFAS 133 qualifying fair value hedges of the Bank’s debt resulted in net unrealized and realized gains of $2.3 million in the second quarter of 2007 on total notional hedged amount of $41.5 billion. In comparison, gain in the prior year second quarter from SFAS 133 qualifying hedges was $6.1 million, and primarily represented changes in fair value basis adjustments from the refinement of fair value estimation process for hedged consolidated bonds. For more details, refer to the Bank’s Form 10-Q for the period ended June 30, 2006, filed on August 14, 2006. For the first six months of 2007, net realized and unrealized gain from SFAS 133 qualifying hedges was $4.1 million.
•	SFAS 133 non-qualifying fair value hedges resulted in net unrealized losses of $1.3 million on total notional amount of $2.4 billion for the second quarter of 2007, and a loss of $1.6 million for the first six months of 2007. In the prior year period, there were no debt hedges that did not qualify for SFAS 133 hedge accounting. Losses from non-qualifying hedges are classified as economic hedges. While such hedges did not meet the SFAS 133 hedge accounting criteria, the hedges were executed to mitigate business risk and met the Bank’s risk management objectives.
Advance Hedging — Changes in the benchmark interest rate (LIBOR for the Bank) and the implied volatilities of interest rates of fair value hedges using pay-fixed, receive-variable swaps associated with SFAS 133 qualifying hedges of the Bank’s advances for the second quarter of 2007 resulted in reported ineffectiveness, including amortization of basis adjustments, of $0.5 million on a hedged total notional amount of $38.6 billion. For the comparable second quarter of 2006, reported net unrealized and realized gain was $0.4 million on total notional amount of $35.6 billion. For the first six months of 2007, reported ineffectiveness was $1.9 million, compared to $1.1 million in the prior year period.
Option values of caps and floors — For the second quarter of 2007, changes in the fair value basis of options resulted in $0.7 million in reported realized losses, principally from market-amortization of the time value of purchased options approaching expiration. Net interest income accruals from in-the-money option contracts associated with variable-rate advances contributed $0.8 million in realized gains. Purchased options, indexed to LIBOR, became in-the-money during 2006 as short-term interest rates rose past the contractual “strike-prices” of option contracts, and the Bank accrued to income the difference between the option strike price and prevailing LIBOR rates. Under hedge accounting rules, such periodic contractual interest income is also considered as cash flows from economic hedges and is reported in “Net realized and unrealized gain (loss) on derivatives and hedging activities.” The change in fair value basis of options in the second quarter of 2006 resulted in a loss of $2.0 million, which was offset by $2.5 million of interest income accrued from in-the-money options. For the first six months of 2007, changes in the fair value basis of options resulted in a loss of $1.4 million, offset by $1.8 million in interest income accrued from in-the-money options.
Debt Extinguishment — Losses from extinguishment of debt consisted principally of the recorded loss from the retirement of consolidated obligation bonds. In the second quarter of 2007, the Bank retired $100.0 million of consolidated obligation debt at a cost that exceeded book value by $1.4 million. In the prior year period, $248.0 million of debt was retired at a cost that exceeded book value by $4.3 million. For the first six months of 2007, loss from debt extinguishment was $3.8 million and $383.0 million of debt was retired. There was no debt retired in the first quarter of 2006. The debt was retired in 2007 by transferring the debt obligation to another FHLBank at negotiated market prices. Debt transferred were fixed-rate and non-callable and with coupons that were higher than the prevailing market coupons.
When assets are prepaid in advance of their expected or contractual maturities, the Bank also attempts to extinguish debt in order to re-align asset and liability cash flow patterns and debt extinguished were associated with prepayments of advances and commercial mortgage-backed securities.

Non-Interest Expense
Operating expenses include the administrative and overhead costs of running the Bank and costs of providing advances, managing the investment portfolios, and delivering correspondent services. The FHLBanks pay the costs of the Office of Finance, a joint office of the FHLBanks that facilitates issuing and servicing the consolidated obligations of the FHLBanks, preparation of the combined quarterly and annual financial reports, and certain other functions. The FHLBanks also are assessed the operating expenses of the Finance Board, the regulator of the FHLBanks.
The following table sets forth the principal components of other expenses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Other expenses:
Operating	$16,874	$15,195	$32,924	$30,669
Finance Board and Office of Finance	1,130	993	2,512	2,274

Total other expenses	$18,004	$16,188	$35,436	$32,943

The following table summarizes the major categories of operating expenses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Salaries and employee benefits	$10,378	$9,526	$21,135	$19,563
Temporary workers	78	94	159	94
Occupancy	991	1,006	1,958	1,894
Depreciation and leasehold amortization	1,111	1,020	2,116	2,039
Computer service agreements and contractual services	1,317	992	2,651	2,607
Professional fees	1,260	909	1,715	1,105
Legal	218	214	437	428
Other	1,521	1,434	2,753	2,939

Total operating expenses	$16,874	$15,195	$32,924	$30,669

Salary and benefit costs of staff added in mid-2006 had a partial impact in the second quarter of 2006, and a full impact in the current periods of 2007; additional open staff positions were filled in 2007. Computer service and maintenance agreements have increased primarily from contractually agreed pricing adjustments to annual maintenance costs. The Bank has also contracted for additional software and systems in 2007. The increase in professional fees was related to certain consulting projects initiated in the second quarter of 2007.
Assessments
Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program and to satisfy its Resolution Funding Corporation assessment. These are more fully described under the section “Assessments” in notes to unaudited financial statements.
REFCORP assessment on net income was $17.7 million for the second quarter of 2007, compared to $18.9 million for the prior year period. For the first six months of 2007, the REFCORP assessment was $35.5 million, compared to $34.5 million for the prior year period. The assessments that were set aside from net income for the Affordable Housing Program (AHP) were $8.0 million for the second quarter of 2007, compared to $8.4 million for the prior year period. For the first six months of 2007, the amount set aside was $16.2 million, compared to $15.4 million for the prior year period. Both the REFCORP and AHP assessments are based on income and decrease or increase reflect changes in pre-assessment income for the three and six months ended June 30, 2007 over the comparable period in 2006.

Financial Position — Assets, Liabilities and Shareholders’ Capital
Selected balance sheet data (in thousands)

	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$22,479	$38,850
Interest-bearing deposits	6,845,100	5,591,077
Federal funds sold	4,520,000	3,661,000
Held-to-maturity securities	10,976,168	11,251,098
Advances	61,234,817	59,012,394
Mortgage loans held-for-portfolio	1,510,052	1,483,419
Accrued interest receivable	420,622	406,123
Premises, software, and equipment, net	11,808	11,107
Derivative assets	305,795	224,775
All other assets	18,387	23,144

Total assets	$85,865,228	$81,702,987

Liabilities
Deposits
Interest-bearing demand	$2,193,410	$2,307,733
Non-interest bearing demand	1,399	1,795
Term	42,000	80,000

Total deposits	2,236,809	2,389,528

Consolidated obligations
Bonds	65,780,089	62,042,675
Discount notes	12,780,495	12,191,553

Total consolidated obligations	78,560,584	74,234,228

Mandatorily redeemable capital stock	77,571	109,950

Accrued interest payable	714,322	735,215
Affordable Housing Program	107,996	101,898
Payable to REFCORP	17,657	17,475
Derivative liabilities	36,192	107,615
Other liabilities	81,301	102,685

Total liabilities	81,832,432	77,798,594

Shareholders’ Capital	4,032,796	3,904,393

Total liabilities and capital	$85,865,228	$81,702,987

Balance sheet overview
At June 30, 2007, the Bank’s total assets were $85.9 billion, an increase of $4.2 billion, or 5.1%, from December 31, 2006. Growth was primarily from two sources. Advances to members increased by $2.2 billion as a result of borrowings of $1.6 billion in long- and medium-term advances by one new member. Growth was also in short-term money market investments — interest-bearing deposits and Federal funds sold — with the goal of increasing balance sheet liquidity, which resulted in increased leverage; leverage is defined as total assets as a multiple of shareholders’ capital.

Management perceived some volatility in the credit markets, and to ensure members’ liquidity needs are met the Bank increased its liquidity by increasing its investments in money market instruments. As a result, balance sheet leverage increased. At June 30, 2007, balance sheet leverage was 21.3 times shareholders’ capital, up from 20.9 at December 31, 2006.
Members are required to purchase capital stock to support their borrowings from the Bank, and as a result stockholders’ capital increases and decreases with members’ advance borrowings. As capital increases or declines in line with higher or lower volumes of advances, the Bank adjusts its assets by increasing or decreasing holdings of short-term investments in certificates of deposit, and to some extent its positions in Federal funds sold, which it inventories to accommodate unexpected member needs for liquidity.
At June 30, 2007, the Bank’s total liabilities were $81.8 billion, an increase of $4.0 billion, or 5.1%, from December 31, 2006. The increase was primarily from issuances of long- and medium-term consolidated obligation bonds.
Advances
The FHLBNY’s primary business is making collateralized loans, known as “advances”, to members.
Reported book value of advances was $61.2 billion at June 30, 2007, up from $59.0 billion at December 31, 2006. Reported book value at June 30, 2007 included net unrealized losses of $170.7 million resulting from fair value hedge basis adjustments under SFAS 133 hedge accounting rules, compared to net unrealized gains of $23.2 million at December 31, 2006. Fair value basis of previously recorded realized gains and losses from discontinued hedges, net of amortization, was not material. Unrealized gains and losses represent changes in the fair values of hedged advances under the provisions of hedge accounting rules under SFAS 133.
Par amount of advances grew by $2.4 billion at June 30, 2007, compared to December 31, 2006. The growth or decline in advances reflects demand by members for both short-term liquidity and term funding driven by economic factors, such as availability to the Bank’s members of alternative funding sources that are more attractive, or by the interest rate environment and the outlook for the economy. Members may choose to prepay advances, which may incur prepayment penalty fees, based on their expectations of interest rate changes and demand for liquidity.
Demand may also be influenced by the dividend payout rate to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership stock and activity stock. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by members of another FHLBank or a non-member, they no longer qualify for membership in the FHLBNY and the FHLBNY may not offer advances to non-members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight lending.

Advances — By type
The following table summarizes advances by product types (dollars in thousands):

	June 30, 2007		December 31, 2006
		Percentage		Percentage
	Amounts	of total	Amounts	of total
Adjustable Rate Credit — ARCs	$14,374,544	23.41%	$13,251,464	22.47%
Fixed Rate Advances	31,521,589	51.33	29,873,543	50.64
Repurchase (Repo) Agreement Advances	12,531,292	20.41	11,969,036	20.29
Short-Term Advances	863,980	1.41	1,824,705	3.09
Mortgage Matched Advances	699,640	1.14	757,050	1.28
Overnight Line of Credit (OLOC) Advances	1,229,739	2.00	1,187,685	2.02
All other categories	184,982	0.30	125,787	0.21

Total par value of advances	61,405,766	100.00%	58,989,270	100.00%

Discount on AHP Advances	(466)		(519)
Net premium on advances	174		489
SFAS 133 hedging adjustments	(170,657)		23,154

Total	$61,234,817		$59,012,394

Member demand for advances — Other than borrowings of $1.6 billion by a new member advance borrowings from the broader membership base grew by $0.8 billion, or 1.4%, to $61.4 billion in par amounts at June 30, 2007 compared to December 31, 2006.
ARC Advances — Increases in ARC Advances were almost entirely associated with a borrowing of $1.1 billion in long- and medium-term advances by one new member. ARC Advances are medium- and long-term loans that can be pegged to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, or the Federal funds rate. Members use an ARC Advance to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets and liabilities. The interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to that designated index. Principal is due at maturity and interest payments are due at every reset date, including the final payment. ARC Advances have continued to be a significant category of advances.
Fixed-rate Convertible (putable) Advances — One large member’s increased borrowing in the first quarter of 2007 of convertible fixed-rate advances accounted for the increase in Fixed-rate advances at June 30, 2007. The competitively priced convertible fixed-rate advances were in demand by members in the second quarter. Increase in demand was offset by member initiated prepayments and Bank initiated puts of convertible advances. Prepayments initiated by a small number of members in the second quarter of 2007 caused advances to decline by $377.3 million. Also, in the second quarter, the Bank exercised its option to put $3.1 billion of convertible advances back to its member-borrowers. Members were offered “replacement” advances at prevailing terms, and new borrowings offset Bank initiated puts.
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

REPO Advances — The increase in Repo Advances was primarily associated with a borrowing by the new member of a $500.0 million long-term non-putable advance. Other than this new advance, outstanding balances remained largely unchanged, and have not exhibited the same declining trends as seen in the past. REPO Advances are secured by eligible securities and can be structured to have a fixed or variable interest rate, “bullet” or quarterly interest payments, and a put option, by which the FHLBNY receives an option to require payment after a predetermined lockout period. Members may use U.S. Treasuries, Agency-issued debentures, and mortgage-backed securities as collateral.
Short-term Advances — Short-term fixed-rate advances were at their historical low-point in the first quarter of 2007, and increased to $864.0 million at June 30, 2007 from $750.7 million at March 31, 2007, but down from $1.8 billion at December 31, 2006. Member demand has been very weak and can be explained by the relatively higher coupons in the short-end of the term structure of interest rates in an inverted yield curve environment that has been prevalent through most of 2007.
Member prepayment activity — Member initiated prepayment activity increased during the second quarter of 2007 to $377.3 million, up from $200.0 million in the first quarter of 2007. Activity was concentrated among a few large members.
Merger activity — One member was acquired by a non-member in the first quarter of 2007. The amount was not considered significant in terms of advance activity.
Impact of hedging — The Bank hedges certain advances under the provisions of SFAS 133 by the use of both callable and non-callable interest rate swaps as fair value hedges. Certain LIBOR-indexed advances have “capped” coupons. These caps were offset by purchased options (caps) with mirror-image terms. Fair value changes of caps due to changes in the benchmark rate and option volatilities were recorded through “Net realized and unrealized gains losses on derivative and hedging activities”, a component of other income.
The most significant elements that impacted balance sheet reporting included the recording of fair value basis adjustments. Also, when advances were hedged by callable swaps, the possibility of exercise of the swaps and the associated advances shortened the effective maturities of the advances. The impact on the Bank’s income from hedging advances is discussed in “Results of Operations” elsewhere in the MD&A. Its impact as a risk management tool is discussed in Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
The Bank hedged $38.6 billion of par amounts of advances outstanding, representing 62.9% of par amounts of advances outstanding at June 30, 2007, compared to $35.6 billion at December 31, 2006, or 60.3% of par amounts. The small increase reflects the increase in fixed-rate putable advances which are typically swapped back to LIBOR-indexed cash flows. The Bank’s derivatives book at June 30, 2007, also included $1.2 billion ($1.3 billion at December 31, 2006) in purchased interest rate “caps”; such options were an economic hedge of “capped” variable-rate advances borrowed by members.
The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the statements of condition were associated with hedging activities under the provisions of SFAS 133. At June 30, 2007, the fair value basis adjustment was $170.7 million representing net unrealized losses, compared to $23.2 million in net unrealized gains at December 31, 2006. Fair value changes are typically from changes in the term structure of medium- and short-term rates, from changes in volatilities of such rates, and from the growth or decline in hedge volume. Compared to December 31, 2006, the yield curve at June 30, 2007 had “steepened”, and the effect of a relatively positive sloping yield curve has been higher rates at the longer-end of the curve. Since hedged advances are typically fixed-rate and long in tenor, in a rising rate environment, fixed-rate advances exhibit declining fair value basis adjustments. The unrealized loss position is consistent with the upward sloping term structure of interest rates at June 30, 2007. Changes due to amortization of previously recorded realized gains and losses were not material. Unrealized gains and losses represented by the fair value basis adjustments were almost entirely offset by fair value unrealized losses and gains of the derivatives associated with the fair value hedges.

Investments
The FHLBNY acquires investments authorized by Finance Board policies and regulations, and it maintains substantial investments in high-quality, short- and intermediate-term financial instruments. At June 30, 2007 and December 31, 2006, the FHLBNY’s investments consisted of investment securities classified as held-to-maturity, interest-bearing deposits at highly-rated financial institutions, and Federal funds sold. The FHLBNY does not actively trade its investment securities.
The following table summarizes changes in investment by category (including held-to-maturity securities) (dollars in thousands):

	June 30,	December 31,	Dollar	Percentage
	2007	2006	Variance	Variance

State and local housing agency obligations	$600,408	$618,810	$(18,402)	(2.97)%
Mortgage-backed securities	10,375,760	10,632,288	(256,528)	(2.41)

Total investment securities	10,976,168	11,251,098	(274,930)	(2.44)

Interest-bearing deposits *	6,845,000	5,591,000	1,254,000	22.43
Federal funds sold	4,520,000	3,661,000	859,000	23.46

Total investments	$22,341,168	$20,503,098	$1,838,070	8.96%

*	Excludes bank deposits at another FHLBank.
Held-to-maturity Securities
Held-to-maturity securities included privately issued mortgage and asset-backed securities, collectively referred to as “MBS” that were rated “Aaa” by Moody’s or “AAA” by S&P, and mortgage-pass-throughs and Real Estate Mortgage Investment Conduit bonds issued by government sponsored mortgage agencies. In addition, the FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) that were rated at least “Aa” by Moody’s or “AA” by S&P. Investment in mortgage-backed securities provides a reliable income stream. Limits for the size of the MBS portfolio are defined by Finance Board regulations, which limits holding of MBS to 300% of capital. At June 30, 2007 and December 31, 2006, the Bank was within these limits.
At June 30, 2007, held-to-maturity securities declined slightly to $11.0 billion, compared to $11.3 billion at December 31, 2006.
•	Mortgage-backed securities comprised of fixed- and variable-rate investments were $10.4 billion at June 30, 2007, down from $10.6 billion at December 31, 2006. Fixed-rate MBS was $10.1 billion, slightly down from $10.4 billion at December 31, 2006; variable-rate MBS was $249.7 million, down from $274.5 million at December 31, 2006.

•	Investment in HFA bonds was $600.4 million, down from $618.8 million at December 31, 2006. No acquisitions were made during 2007.

Held-to-maturity investments in MBS and HFA bonds were allowed to decline as paydowns, prepayments and natural maturities exceeded new acquisitions. During the six months ended June 30, 2007, acquisitions totaled $694.8 million (all mortgage-backed securities); in contrast, paydowns of MBS and HFA bonds were $968.5 million.
During most of 2007, MBS spreads remained “tight” inhibiting opportunities for acquisitions. Only when pricing met the Bank’s risk-reward preferences, did the Bank consider an acquisition, and as a result purchases of new MBS investments have remained opportunistic. In the first quarter, the Bank committed to purchase $100.0 million in a triple-A, agency issued collateralized mortgage obligation securities (“CMO”) that settled in April 2007. Additional acquisitions of $594.8 million were made in the second quarter of 2007, consisting of triple-A, agency issued CMOs.
Held-to-maturity MBS at June 30, 2007 included $811.0 million of seasoned MBS supported by non-conforming residential mortgage loans with a market value of $800.6 million. These securities were collateralized at the time of issuance by loans with a weighted average FICO score of 660 or less. In addition, the held-to-maturity portfolio also included $93.9 million (market value $89.1 million) of seasoned MBS supported by loans with high loan-to-value ratios (“HLTVs”). The HLTV securities were collateralized at the time of issuance by loans with a weighted average FICO score of 695 or greater. All MBS, including the aforementioned securities, were rated triple-A at the time of purchase, and at June 30, 2007 and December 31, 2006.
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
Short-term investments
High quality short-term investments such as Federal funds and certificates of deposits were held at June 30, 2007 and December 31, 2006, and provided the liquidity necessary to meet member credit needs and a reasonable return on members’ short-term deposits. Both short- and long-term investments were used by the FHLBNY to employ excess capital and generated additional returns for its members. Short-term investments were higher at June 30, 2007, compared to December 31, 2006, and provided a flexible means of implementing the asset-liability management decision to increase liquidity.
Federal funds sold — Inventory of Federal funds sold was $4.5 billion, up from $3.7 billion at December 31, 2006. Historically, the FHLBNY has been a provider of Federal funds to its members, allowing the FHLBNY to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands. The increase during 2007 was part of the Bank’s decision to increase short-term liquidity.
Certificates of deposits — At June 30, 2007, certificates of deposit at highly-rated financial institutions, all maturing within 12 months or less, were $6.9 billion, up from $5.6 billion at December 31, 2006.
Cash collateral pledged — The FHLBNY generally executes derivatives with major banks and broker-dealers and typically enters into bilateral collateral agreements. When counterparties are exposed, the Bank’s derivatives are in a net unrealized loss position, and the Bank would be called upon to pledge cash collateral to mitigate the counterparties’ credit exposure. Collateral agreements in place include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed upon thresholds. As of June 30, 2007 and December 31, 2006, no cash had been required to be pledged by the Bank.

Mortgage Loans Held-for-Portfolio
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2007		December 31, 2006
	2007	Percentage	2006	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$558,887	37.1%	$575,114	38.9%
Fixed long-term single-family mortgages	941,495	62.6	897,153	60.7
Multi-family mortgages	4,792	0.3	4,940	0.4

Total par value	1,505,174	100.0%	1,477,207	100.0%

Unamortized premiums	12,571		13,323
Unamortized discounts	(6,707)		(6,288)
Basis adjustment [1]	(393)		(230)

Total mortgage loans held-for-portfolio	1,510,645		1,484,012
Allowance for credit losses	(593)		(593)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,510,052		$1,483,419

[1]	Represents open and closed delivery commitments accounted for as economic hedges.
At June 30, 2007, the portfolio of mortgage loans was comprised principally of investments in Mortgage Partnership Finance loans (“MPF”®) at a book value of $1.5 billion, a net increase of $26.6 million from the investments of MPF at December 31, 2006. During the two quarters ended June 30, 2007, the Bank added $108.1 million in new MPF loans; run-offs, in contrast, were $80.8 million in the same period. The FHLBNY does not expect the MPF loans to increase substantially, and provides this product to its members as another alternative for members to sell their mortgage production.
Investment in Community Mortgage Asset loans (“CMA”), which has not been active since 2001, has declined steadily over time, was $4.8 million, slightly down from December 31, 2006.
Deposit Liabilities
Deposits liabilities comprised of member deposits and interest-bearing deposits pledged to the Bank as cash collateral by derivative counterparties, and from time-time may also include unsecured overnight borrowings from other FHLBanks:
Member deposits — The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature, with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Total deposits at June 30, 2007, including demand and term aggregated $2.2 billion slightly down from $2.4 billion at December 31, 2006. Member deposits have fluctuated during the two quarters in 2007, averaging $1.8 billion in the first quarter and $2.7 billion in the second quarter. However, member deposits are not a significant source of liquidity for the Bank.
Cash collateral held — Cash collateral pledged to the FHLBNY by derivative counterparties at June 30, 2007 was $161.5 million compared to $124.0 million at December 31, 2006. These deposits were interest-bearing demand deposits that repriced daily based principally upon rates prevailing in the overnight Federal funds market. Derivative counterparties are required by agreement to pledge collateral to the FHLBNY to cover the FHLBNY’s credit exposure in the event of counterparty default. At June 30, 2007 and December 31, 2006, the FHLBNY’s exposure was represented by derivatives in an unrealized gain position, after giving effect to threshold triggers under collateral agreements with derivative counterparties.

Borrowings from other FHLBanks — The Bank borrows from other FHLBanks, generally for a period of one day. There were no borrowings outstanding at either June 30, 2007 or December 31, 2006. During the two quarters ended June 30, 2007, the Bank had borrowed $20.0 million at market terms.
Consolidated Obligations and Debt Financing Activity
The primary source of funds for the FHLBNY continued to be through issuance of consolidated obligation bonds and discount notes, together referred to as consolidated obligations.
Reported amounts of consolidated obligations outstanding, comprising of bonds and discount notes, at June 30, 2007 and December 31, 2006 were $78.6 billion and $74.2 billion, and funded 91.5% and 90.8% of total assets at those dates. These ratios have remained substantially unchanged over the years, indicative of the stable funding strategy pursued by the FHLBNY.
The following summarizes types of bonds issued and outstanding (in thousands):

	June 30, 2007	December 31, 2006

Fixed-rate, non-callable	$38,299,795	$37,328,640
Fixed-rate, callable	19,735,000	17,039,000
Step Up, non-callable	—	50,000
Step Up, callable	2,453,000	3,688,000
Single-index floating rate	5,510,000	4,100,000

Total par value	65,997,795	62,205,640

Bond premiums	19,896	23,334
Bond discounts	(32,611)	(33,300)
SFAS 133 fair value basis adjustments	(204,000)	(151,222)
Deferred net gains on terminated hedges	(991)	(1,777)

Total carrying value	$65,780,089	$62,042,675

At June 30, 2007, fixed-rate callable debt increased by $2.7 billion, from December 31, 2006, primarily due to increased issuances of callable bonds because of favorable execution levels during most of the six months ended June 30, 2007. With a callable bond, the Bank purchases a call option from the investor, and the option allows the Bank to terminate the bond at predetermined call dates. Relative to other types of funding, investors have been receptive to callable-bond yields offered by the Bank.
Fixed-rate non-callable debt increased by $1.0 billion primarily due to the issuances of 1-year bullet debt. The short-term debt was at spreads that were more favorable than one-year discount notes or swapped, short-lock out callable debt. The issuance of floating-rate, LIBOR-indexed bonds increased by $1.4 billion, which were also executed at levels that were equal to or better than discount notes. In an environment of an inverted yield curve, market demand for step-up bonds has not been strong.

The following summarizes discount notes issued and outstanding (dollars in thousands):

			Weighted
	Book	Par	Average
	Value	Value	Interest Rate

June 30, 2007	$12,780,495	$12,836,516	5.11%

December 31, 2006	$12,191,553	$12,255,625	5.10%

The ratio of discount notes to total assets at June 30, 2007 has remained at 14.9%, the ratio at December 31, 2006. While the outstanding balance of discount notes has increased at June 30, 2007, compared to December 31, 2006, its usage and issuance during 2007 declined compared to the second quarter of 2006. For the second quarter and the first six months of 2007, discount notes, on average, funded 15.9% and 16.1% of total assets. The comparable ratio was 22.7% and 22.6% for the second quarter and the first six months of 2006. In 2007, the Bank increased use of structured bonds associated with interest rate swaps to replace declining issuances of discount notes. This was in response to investor demand for the longer-term consolidated obligation bonds, particularly fixed-rate, callable bonds and the Bank’s view that the issuance of discount notes were at unfavorable yields relative to LIBOR.
Consolidated Obligation bonds by maturity.
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
Maturity	Amount	Rate	Amount	Rate

One year or less	$27,368,815	4.62%	$25,888,510	4.35%
Over one year through two years	19,525,730	4.80	20,458,280	4.69
Over two years through three years	8,627,400	5.08	6,007,350	4.80
Over three years through four years	2,463,600	4.94	3,275,700	4.62
Over four years through five years	3,482,450	5.23	2,077,900	5.00
Over five years through six years	557,000	5.20	529,800	4.71
Thereafter	3,972,800	5.32	3,968,100	5.29

Total par value	65,997,795	4.83%	62,205,640	4.60%

Bond premiums	19,896		23,334
Bond discounts	(32,611)		(33,300)
SFAS 133 fair value basis adjustments	(204,000)		(151,222)
Deferred net gains on terminated hedges	(991)		(1,777)

Total carrying value	$65,780,089		$62,042,675

In the second quarter of 2007, the Bank increased issuances of debt with maturities of over two years through five years, and bonds outstanding in those maturity bands totaled $14.6 billion, representing 22.1% of par amounts of bonds outstanding at June 30, 2007. In contrast, the comparable percentage was 18.3%, or $11.4 billion, at December 31, 2006. Investor demand for these maturity tenors was relatively stronger and the Bank was able to execute issuances at favorable levels.

Impact of hedging fixed-rate debt
The most significant elements that impacted balance sheet reporting of debt included the recording of fair value basis adjustments. Also, when callable bonds were hedged by callable swaps, the possibility of exercise of the call shortened the expected maturity of the bond. The impact to the Bank’s income is discussed in this MD&A under “Results of Operations.” Its impact as a risk management tool is discussed under Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
Fair value basis adjustments — The reported carrying value of hedged consolidated bonds were adjusted for changes in their fair value basis adjustments that were attributable to the risk being hedged in accordance with hedge accounting rules. The Bank hedged the risk of changes in the benchmark interest rate, which the Bank has designated as LIBOR.
Of the par amounts of $66.0 billion in bonds outstanding at June 30, 2007, the Bank had hedged $43.8 billion, representing 66.4% of total par. At December 31, 2006, the notional amount of swapped out debt stood at $40.7 billion on total debt of $62.2 billion, representing 65.4% of total par amount of consolidated obligation bonds. The Bank also executes hedges of anticipated issuances of debt.
The reported carrying value of hedged consolidated bonds is adjusted for changes in their fair value basis adjustments that are attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for consolidated obligation debt in the statements of condition included hedging fair value basis adjustments of $204.0 million, representing unrealized gains at June 30, 2007, an increase of $52.8 million compared to $151.2 million at December 31, 2006. Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume. Hedge volume, defined as the notional amount of hedged debt outstanding, increased to $43.8 billion at June 30, 2007, from $40.6 billion at December 31, 2006. Increase in hedge volume at June 30, 2007, compared to year-end 2006, was a factor in explaining the increase in unrealized gains as represented by the fair value basis of hedged debt. In a rising rate environment, fixed-rate debt will exhibit fair value gains, and the change is consistent with the sudden steepening of the yield curve. Forward rates in the 1-3 year sector have steepened significantly at June 30, 2007, compared to December 31, 2006. This had the effect of increasing fair value gains as the Bank’s fixed-rate bond maturity concentration was significant in those maturity categories at June 30, 2007. Changes due to amortization of previously recorded realized gains and losses were not material. Unrealized gains associated with hedged debt were almost entirely offset by unrealized losses associated with the interest rate swaps that hedged the consolidated obligation bonds at June 30, 2007 and December 31, 2006.

Consolidated Obligation bonds by maturity or next call date.
The issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond, and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.
The following table summarizes the consolidated bonds outstanding by years to maturity or next call date (in thousands):

	June 30, 2007	December 31, 2006
Year of Maturity or next call date
Due or callable in one year or less	$43,348,515	$40,152,210
Due or callable after one year through two years	14,978,530	14,786,280
Due or callable after two years through three years	2,667,900	1,959,650
Due or callable after three years through four years	1,257,900	1,608,000
Due or callable after four years through five years	1,112,450	928,900
Due or callable after five years through six years	274,000	284,800
Thereafter	2,358,500	2,485,800

Total par value	65,997,795	62,205,640

Bond premiums	19,896	23,334
Bond discounts	(32,611)	(33,300)
SFAS 133 fair value adjustments	(204,000)	(151,222)
Deferred net gains on terminated hedges	(991)	(1,777)

Total carrying value	$65,780,089	$62,042,675

Mandatorily Redeemable Capital Stock
The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the statements of income. Redeemable capital stock is generally accounted for under the provisions of SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”). Mandatorily redeemable stock at June 30, 2007 and December 31, 2006 represented stock held by former members who were no longer members by virtue of being acquired by members of other FHLBanks. Such stock will be repaid when the stock is no longer required to support outstanding transactions with the FHLBNY.
No member had notified the FHLBNY at June 30, 2007 or at December 31, 2006 of their intention to voluntarily withdraw from membership. The Bank reclassifies stock of members to a liability on the day the member’s charter is dissolved upon acquisition by a non-member.
At June 30, 2007 the amount of mandatorily redeemable stock classified as a liability was $77.6 million, compared to $109.9 million at December 31, 2006. In the six months ended June 30, 2007, one member was acquired by a non-member and $6.9 million of capital stock was reclassified from capital to liability. In the same period, $39.2 million of stock in excess of collateral requirements was repaid to non-members for maturing advances held by former members. In accordance with Finance Board regulations, non-members cannot renew their advance borrowings at maturity.

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
Section 956.6(a) of the Finance Board regulations prohibits the speculative use of derivatives, and the FHLBNY does not enter into speculative positions with derivatives or any other financial instruments, or trade derivatives for short-term profits. The FHLBNY does not have any special purpose entities or any other types of off-balance sheet conduits.
All derivatives are recorded on the statements of condition at their estimated fair value and designated as either fair value or cash flow hedges for SFAS 133-qualifying hedges or as non-SFAS 133-qualifying hedges (economic hedges, or customer intermediations). In an economic hedge, the Bank retains or executes derivative contracts, which are economically effective in reducing risk, either because a SFAS 133-qualifying hedge was not available or because the cost of a qualifying hedge was not economical. Interest income and interest expense from interest rate swaps used for hedging are reported with interest on the instrument being hedged. Any changes in the fair value of a derivative are recorded in current period earnings or other comprehensive income, depending on the type of hedge designation.
The FHLBNY uses derivatives in three ways: (1) as fair value or cash flow hedges of an underlying financial instrument or as a cash flow hedge of a forecasted transaction; (2) as intermediation hedges to offset derivative positions (e.g., caps) sold to members; and (3) as economic hedges, defined as a non-qualifying hedge of an asset or liability and used as an asset/liability management tool. The FHLBNY uses derivatives to adjust the interest rate sensitivity of consolidated obligations and advances to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities. In addition, the FHLBNY uses derivatives to offset embedded options in assets and liabilities, to hedge the market value of existing assets and liabilities and anticipated transactions, and to reduce funding costs.
At June 30, 2007, the notional amount of derivatives outstanding was $83.7 billion, up from $77.6 billion at December 31, 2006, and was primarily attributable to increased members’ use of putable advances. The greater volume of putable advances required increased executions of interest rate derivatives to hedge associated interest rate risk. The Bank also increased issuances of callable debt in association with interest rate swaps that featured “mirror-image” call options.

Derivative Financial Instruments by Product — The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment. The table also reconciles fair value basis gains and (losses) of derivatives to the statements of condition (in thousands):

	June 30, 2007		December 31, 2006
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Advances — fair value hedges	$38,585,944	$169,777	$35,615,115	$(23,889)
Advances (Caps) — economic hedges	1,172,694	(3)	1,237,694	—
Consolidated obligations — fair value hedges	41,486,735	(208,652)	40,510,105	(159,919)
Consolidated obligations — economic hedges	2,350,000	(2,921)	175,000	(253)
Mortgage loans — commitment	1,377	(6)	9,497	(35)
Cash Flow- anticipated transactions	60,000	(133)	—	—
Intermediary positions — economic hedges	80,000	25	50,000	3

Total notional and fair value	$83,736,750	$(41,913)	$77,597,411	$(184,093)

Total derivatives, excluding accrued interest		$(41,913)		$(184,093)
Accrued interest		311,516		301,253

Net derivative balance		$269,603		$117,160

Net derivative asset balance		$305,795		$224,775
Net derivative liability balance		(36,192)		(107,615)

Net derivative balance		$269,603		$117,160

The categories — “Fair value,” “Commitment” and “Cash flow” hedges — represent derivative transactions accounted for as hedges. The category “Economic” hedges represent derivative transactions under hedge strategies that did not qualify for hedge accounting treatment under SFAS 133.
Derivative Credit Risk Exposure — In addition to market risk, the FHLBNY is subject to credit risk in derivative transactions because of the potential for non-performance by the counterparties, which could result in the FHLBNY having to acquire replacement derivatives from a different counterparty at a higher cost. The FHLBNY also is subject to operational risks in the execution and servicing of derivative transactions.
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
All derivative contracts with non-members are subject to master netting agreements or other right of offset arrangements. At June 30, 2007, the FHLBNY’s maximum credit risk, as defined above, was approximately $305.8 million without recognition of collateral held by the FHLBNY, up from $224.8 million at December 31, 2006. In determining maximum credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY mitigates its exposure by requiring derivative counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. Derivative counterparties had pledged $161.5 million in cash to the FHLBNY at June 30, 2007. At December 31, 2006, the comparable cash held by the FHLBNY was $124.0 million.

Asset Quality
The following table summarizes the FHLBNY’s loan portfolios (in thousands):

	June 30, 2007	December 31, 2006

Advances	$61,234,817	$59,012,394

Mortgage loans before allowance for credit losses	$1,510,645	$1,484,012

Advances
The FHLBNY’s credit risk from advances at June 30, 2007 and December 31, 2006 was concentrated in commercial banks and savings institutions. All advances were fully collateralized. In addition, borrowing members pledge their stock of the FHLBNY as additional collateral for advances. The FHLBNY has not experienced any losses on credit extended to any member since its inception, 75 years ago. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.
Mortgage loans held-for-portfolio
Underwriting standards — Summarized are the principal underwriting criteria. For a fuller description of MPF loan mortgage standards, please refer to pages 7 though 16 of the Bank’s most recent Form 10-K filed on March 29, 2007.
Mortgage loans delivered under the MPF Program must meet certain underwriting and eligibility requirements. Loans must be qualifying 5- to 30-year conforming conventional or Government fixed-rate, fully amortizing mortgage loans, secured by first liens on owner-occupied one-to-four unit single-family residential properties and single unit second homes. Not eligible for delivery under the MPF Program are mortgage loans that are not ratable by S&P, or loans that are classified as high cost, high rate, and high risk.
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

The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Beginning balance	$12,372	$11,443	$12,162	$11,318

Additions	261	192	471	317
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$12,633	$11,635	$12,633	$11,635

The First Loss Account (“FLA”) memorializes the first tier of credit exposure. The amount of the FLA is not an indication of inherent losses in the loan portfolio, and is not a loan loss reserve.
The allowance for credit losses with respect to the mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Beginning balance	$593	$582	$593	$582

Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Net charge-offs	—	—	—	—
Provision for credit losses	—	1	—	1

Ending balance	$593	$583	$593	$583

Nonperforming mortgage loans represent conventional mortgage loans that are placed on non-accrual and nonperforming status when the collection of contractual principal or interest from the borrower is 90 days or more past due. Loans (excluding Federal Housing Administration and Veteran Administration insured loans) that are 90 days or more past due are considered as non-accrual. Other than the non-accrual loans, no mortgage loans or advances were impaired at June 30, 2007 or December 31, 2006.
Nonperforming mortgage loans and mortgage loans 90 days or more past due and still accruing were as follows (in thousands):

	June 30, 2007	December 31, 2006

Mortgage loans, net of provisions for credit losses	$1,510,052	$1,483,419

Non-performing mortgage loans held-for-portfolio	$1,540	$2,089

Mortgage loans past due 90 days or more and still accruing interest	$360	$850

The FHLBNY’s interest contractually due and actually received for nonperforming mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest contractually due	$22	$13	$34	$15
Interest actually received	18	13	30	15

Shortfall	$4	$—	$4	$—

Interest reported as income [1]	$—	$—	$—	$—

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.
At June 30, 2007 and December 31, 2006, mortgage loans in foreclosure totaled $0.9 million. The FHLBNY does not have any material amounts of real estate owned nor did it take possession of any material amounts of mortgage property during the six months ended June 30, 2007.
Securities Impairment
Temporary impairment
Note 2 to the unaudited financial statements summarizes held-to-maturity securities with fair values below their amortized cost (in an unrealized loss position) as of June 30, 2007 and December 31, 2006.
The FHLBNY has both the intent and financial ability to hold its temporarily impaired securities to anticipated recovery of their value. In addition, the FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and any insurance provisions of the security, that unrealized losses in the analysis represent temporary impairment at June 30, 2007 and December 31, 2006.
Liquidity
The FHLBNY’s primary source of liquidity is the issuance of consolidated obligations. To refinance maturing consolidated obligations, the FHLBNY relies on the willingness of the investors to purchase new issuances. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. In addition, the Secretary of the Treasury is authorized to purchase up to $4.0 billion of total system consolidated obligation debt. The FHLBNY’s liquidity position remains in compliance with all regulatory requirements and it does not foresee any changes to that position. Violations would invoke non-compliance penalties and corrective actions under discretionary powers given to the Finance Board under applicable regulations.
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
Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below (in millions):

	Average Deposit	Average Actual
For the quarters ended	Reserve Required	Deposit Liquidity	Excess
June 30, 2007	$2,726	$35,853	$33,127
March 31, 2007	1,796	37,559	35,763
December 31, 2006	1,944	42,386	40,442
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
The following table summarizes excess operational liquidity (in millions):

	Average Balance Sheet	Average Actual
For the quarters ended	Liquidity Requirement	Operational Liquidity	Excess
June 30, 2007	$2,186	$15,653	$13,467
March 31, 2007	3,482	16,033	12,551
December 31, 2006	5,852	16,970	11,118
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
The following table summarizes excess contingency liquidity (in millions):

	Average Five Day	Average Actual
For the quarters ended	Requirement	Contingency Liquidity	Excess
June 30, 2007	$1,115	$14,460	$13,345
March 31, 2007	1,476	14,509	13,033
December 31, 2006	2,130	14,852	12,722

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
The FHLBNY met the qualifying unpledged asset requirements in each of the periods reported as follows (in thousands):

	June 30, 2007	December 31, 2006
Consolidated Obligations:
Bonds	$65,780,089	$62,042,675
Discount Notes	12,780,495	12,191,553

Total consolidated obligations	78,560,584	74,234,228

Unpledged assets
Cash	22,479	38,850
Less: Member pass-through reserves at the FRB	(43,230)	(43,265)
Secured Advances	61,234,817	59,012,394
Investments	22,341,268	20,503,175
Mortgage Loans	1,510,052	1,483,419
Other loans	43	112
Accrued interest receivable on advances and investments	420,622	406,123
Less: Pledged Assets	—	—

	85,486,051	81,400,808

Excess unpledged assets	$6,925,467	$7,166,580

Mortgage investment authority
Finance Board investment regulations limit the holding of mortgage-backed securities to 300% of capital. The FHLBNY was in compliance with the regulations at all times.

	June 30, 2007		December 31, 2006
	Actual	Limits	Actual	Limits

Mortgage securities investment authority [1]	257%	300%	254%	300%

[1]	The measurement date is on a one-month “look-back” basis.

The credit ratings of the FHLBNY and changes thereof were as follows at June 30, 2007.
Long Term:

	Moody's Investors Service		S & P
Year	Outlook	Rating	Long-Term Outlook			Rating
2002	July 31, 2002 — Affirmed	Aaa/Stable	March 22, 2002	Long Term rating affirmed	outlook stable	AAA/Stable

2003	September 26, 2003 —	Aaa/Stable	March 17, 2003	Long Term rating affirmed	outlook stable	AAA/Stable
	Affirmed		August 8, 2003	Long Term rating affirmed	outlook negative	AAA/Negative
			September 26, 2003	Long Term rating downgraded	outlook stable	AA+/Stable
			November 17, 2003	Long Term rating affirmed	outlook stable	AA+/Stable

2004			April 15, 2004	Long Term rating affirmed	outlook stable	AA+/Stable

2005	October 14, 2005 — Affirmed	Aaa/Stable	April 29, 2005	Long Term rating affirmed	outlook stable	AA+/Stable

2006	February 9, 2006 — Affirmed	Aaa/Stable	August 11, 2006	Long Term rating affirmed	outlook stable	AA+/Stable
			September 21, 2006	Long Term rating upgraded	outlook stable	AAA/Stable
Short Term:

	Moody's Investors Service		S & P
Year	Outlook	Rating	Short-Term Outlook		Rating
2002	July 31, 2002 — Affirmed	P-1	March 22, 2002	Short Term rating affirmed	A-1+

2003			March 17, 2003	Short Term rating affirmed	A-1+
			August 8, 2003	Short Term rating affirmed	A-1+
			September 26, 2003	Short Term rating affirmed	A-1+
			November 17, 2003	Short Term rating affirmed	A-1+

2004			April 15, 2004	Short Term rating affirmed	A-1+

2005	October 14, 2005 — Affirmed	P-1	April 29, 2005	Short Term rating affirmed	A-1+

2006	February 9, 2006 — Affirmed	P-1	August 11, 2006	Short Term rating affirmed	A-1+
			September 21, 2006	Short Term rating affirmed	A-1+

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management. Market risk, or interest rate risk, is the risk of loss in market value or future earnings that may result from changes in interest rates or market volatility. The FHLBNY’s tolerances for market risk are defined by the Risk Management Policy approved by its Board of Directors. The Risk Management Policy was amended during the first quarter of 2007 to lower the risk limits. The new limit requires that the Bank maintain its duration of equity, or interest rate sensitivity, within a range of +/- four years (which until this year had been +/- five years). The FHLBNY uses option adjusted duration measurements to detail the sensitivity of equity market value and includes all financial instruments, including hedges. The amended policy also requires that, in simulated environments where market interest rates are increased or decreased by 200 basis points relative to current market rates, the FHLBNY’s duration of equity must remain within a range of +/- six years, down from +/- seven years until this year. Management actively monitors and evaluates the effects of interest rate and market risk on earnings and on the market value of equity. The shock levels are chosen in accordance with internal policy and regulatory requirements to estimate the effects of significant interest rate changes on the FHLBNY’s market value.
The key elements of the FHLBNY’s strategy for interest rate risk management include (1) matching the cash flow patterns of assets and liabilities through time and under different interest rate scenarios; and (2) actively measuring and managing the balance sheet’s exposure to changes in interest rate levels (and associated spreads) and market volatilities.
Over the three-month period from March 31, 2007 to June 30, 2007, duration of equity increased from 1.12 years to 1.86 years, indicating marginally higher sensitivity to changes in interest rates. The Bank’s risk level remained within its risk limits. As of June 30, 2007, the cumulative one-year gap between assets and liabilities was $3.4 billion, up $906 million from March 2007.
During the period March 31, 2007 to June 30, 2007, the FHLBNY’s market risk profile changed as summarized in Duration of Equity tables in subsequent sections of “Market Risk Management”. They illustrate that the FHLBNY has remained within its policy and regulatory requirements during the period.
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
The FHLBNY typically enters into interest rate swaps, swaptions, and cap and floor agreements (collectively referred to as derivatives). The FHLBNY uses such derivatives in three ways: (1) as fair value or cash flow hedges of an underlying financial instrument or a forecasted transaction; (2) as economic hedges to offset derivative positions (e.g., caps) sold to members; and (3) as tools of asset/liability management. In the context of its asset/liability management strategy, the FHLBNY uses derivatives to adjust the interest rate sensitivity of consolidated obligations to more closely approximate the interest rate sensitivity of its assets. For instance, the FHLBNY may use a swap to effectively convert a fixed-rate consolidated obligation into a floating-rate obligation with repricing characteristics close to those of the investment being funded.
More information with respect to derivatives and hedging activities is available in Note 19 to 2006 annual financial statements included in Form10-K filed on March 29, 2007.

Because a significant portion of the FHLBNY’s balance sheet as of June 30, 2007 consists of mortgage-backed securities and other mortgage-related assets, the FHLBNY is exposed to mortgage prepayment risk. The FHLBNY is exposed to a degree of interest rate risk because the cash flows of the mortgage assets and the associated liabilities that fund them are not perfectly matched through time and across all possible interest rate scenarios. The cash flows from mortgage assets are highly sensitive to changes in interest rates because of the borrowers’ prepayment option. As interest rates decrease, borrowers are more likely to refinance fixed-rate mortgages, resulting in increased prepayments and mortgage cash flows that are received earlier than would otherwise occur. Replacing the higher-rate loans that are prepaid with lower-rate loans has the potential to reduce the FHLBNY’s interest spread unless the Bank can also reduce its debt cost. Conversely, an increase in interest rates may result in slower prepayments and mortgage cash flows being received later than would otherwise occur. In this case, the FHLBNY runs the risk that the debt may re-price faster than the mortgage assets and at a higher cost. This could also reduce the interest spread.
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
Ongoing business risk measures and analyses seek to quantify the level of net interest income at risk (i.e., how much income the FHLBNY could lose as a result of various types of arbitrarily large interest rate shocks). These calculations essentially amount to studying the impact of stressful interest rate shocks on projected net interest income. The projections start from a “snapshot” of the current balance sheet and simulate its evolution, over a one-year horizon, taking into account business projections of the likely behavior of advances and assumptions about the net spread earned on each asset category. The result is a one-year projection of net interest income. Changes to that initial forecast by stressful interest rate scenarios then give the FHLBNY a measure of how much income it could gain or lose under each scenario. Experience has shown that such analyses, even though they rely heavily on assumptions, provide a reasonable measure of the risks that the FHLBNY incurs as a going concern, regardless of the interest rate environment. As defined by the FHLBNY, net interest income at risk measures the percentage change in projected net interest income from the spread between asset yields and liability costs resulting from an instantaneous, parallel +/- 200 basis-point rate shock. This risk measure is reported to the Board of Directors in accordance with the Risk Management Policy. To manage its interest rate risk, the FHLBNY keeps a close watch on the difference between the interest rate sensitivity (duration) of its assets and the duration of its liabilities. This difference between the estimated durations of portfolio assets and liabilities is called the duration gap. The duration gap represents the extent to which estimated cash flows for assets and liabilities are matched, on average, over time and across interest rate scenarios. A positive duration gap signals a greater exposure to rising interest rates because it indicates that the duration of assets exceeds the duration of liabilities. A negative duration gap signals a greater exposure to declining interest rates because the duration of assets is less than the duration of liabilities.

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
Net Interest Income at Risk. During the one-year period, there were no substantive changes to the FHLBNY’s modeling processes. As of June 30, 2007, the FHLBNY’s one-year net interest income from spread at risk measures were (6.05%) and 5.37% compared to (9.92%) and 11.66% on March 31, 2007 under the 200 basis-point up and down shocks. These figures are calculated from the perspective of an ongoing business and are, therefore, based on certain assumptions regarding the probable evolution of the FHLBNY’s main line of business, advances, and its cost of funds. The FHLBNY’s limit on net interest income from spread at risk is (15%). The Bank was, therefore, within its limit for net interest income sensitivity at June 30, 2007 and at March 31, 2007. The FHLBNY monitors its repricing gaps primarily to limit the variability of net interest income.
Sensitivity of Duration of Equity
The following table summarizes the sensitivity of the duration of equity as of June 30, 2007, and December 31, 2006 (in years):

Duration of Equity (in years)	June 30, 2007	December 31, 2006
Base	1.86	1.10
Up-Base	2.74	2.84
Down-Base	(3.21)	(3.11)

Duration Gap (in years)	0.06	0.03

The following tables track the behavior of the FHLBNY’s duration of equity at the end of the following months during 2007 and 2006.he the behavior of the FHLBNY’s duration of equity at the end of the following months during 2007 and 2006.

	2007 Duration Measures
	(as of month-end, in years)
	Duration of	Duration of	Duration	Duration of
	Assets	Liabilities	Gap	Equity

January	0.61	0.57	0.05	1.48
February	0.58	0.56	0.02	0.96
March	0.57	0.54	0.03	1.12
April	0.57	0.53	0.04	1.30
May	0.60	0.53	0.06	1.82
June	0.60	0.54	0.06	1.86
Note: Numbers may not add due to rounding.

	2006 Duration Measures
	(as of month-end, in years)
	Duration of	Duration of	Duration	Duration of
	Assets	Liabilities	Gap	Equity

January	0.59	0.58	0.01	0.81
February	0.59	0.58	0.00	0.66
March	0.61	0.58	0.03	1.16
April	0.61	0.56	0.04	1.38
May	0.62	0.56	0.06	1.84
June	0.59	0.55	0.04	1.41
July	0.55	0.52	0.03	1.16
August	0.55	0.54	0.00	0.62
September	0.54	0.55	(0.01)	0.42
October	0.57	0.56	0.01	0.71
November	0.53	0.55	(0.02)	0.10
December	0.60	0.58	0.03	1.10
Note: Numbers may not add due to rounding.

The following tables display the FHLBNY’s maturity/repricing gaps 1 as of June 30, 2007 (in millions):

	Interest Rate Sensitivity
	June 30, 2007
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$11,769	$107	$395	$308	$897
MBS Investments	1,102	1,248	3,260	1,876	2,891
Adjustable-rate loans and advances	14,375	—	—	—	—

Net unswapped	27,246	1,355	3,655	2,184	3,788

Fixed-rate loans and advances	5,363	3,470	7,202	7,088	23,909
Swaps hedging advances	37,026	(2,121)	(4,504)	(6,640)	(23,760)

Net fixed-rate loans and advances	42,389	1,349	2,698	448	148
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$69,634	$2,704	$6,353	$2,632	$3,936

Interest-bearing liabilities:
Deposits	$2,236	$—	$—	$—	$—

Discount notes	12,780	—	—	—	—
Swapped discount notes	—	—	—	—	—

Net discount notes	12,780	—	—	—	—

Consolidated Obligation Bonds
FHLB bonds	16,198	13,671	26,289	6,047	3,780
Swaps hedging bonds	35,000	(10,967)	(18,779)	(3,170)	(2,085)

Net FHLB bonds	51,198	2,705	7,510	2,877	1,695

Total interest-bearing liabilities	$66,214	$2,705	$7,510	$2,877	$1,695

Post hedge gaps:
Periodic gap	$3,420	$(1)	$(1,157)	$(246)	$2,241
Cumulative gaps	$3,420	$3,419	$2,261	$2,016	$4,257
Note: Numbers may not add due to rounding.

[1]	Repricings are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under current interest rate environment or the instrument’s contractual maturity.

The following tables display the FHLBNY’s maturity/repricing gaps 1 as of December 31, 2006 (in millions):

	Interest Rate Sensitivity
	December 31, 2006
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$9,669	$126	$408	$309	$843
MBS Investments	1,150	994	4,153	1,907	2,428
Adjustable-rate loans and advances	13,251	—	—	—	—

Net unswapped	24,071	1,120	4,561	2,216	3,271

Fixed-rate loans and advances	5,678	2,744	9,799	7,073	20,444
Swaps hedging advances	34,745	(1,593)	(6,415)	(6,483)	(20,254)

Net fixed-rate loans and advances	40,423	1,151	3,384	590	189
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$64,494	$2,271	$7,946	$2,806	$3,460

Interest-bearing liabilities:
Deposits	$2,389	$—	$—	$—	$—

Discount notes	12,171	21	—	—	—
Swapped discount notes	—	—	—	—	—

Net discount notes	12,171	21	—	—	—

Consolidated Obligation Bonds
FHLB bonds	18,339	11,747	23,070	5,560	3,481
Swaps hedging bonds	28,344	(9,045)	(15,071)	(2,313)	(1,915)

Net FHLB bonds	46,683	2,701	7,999	3,247	1,566

Total interest-bearing liabilities	$61,243	$2,722	$7,999	$3,247	$1,566

Post hedge gaps:
Periodic gap	$3,251	$(451)	$(53)	$(441)	$1,894
Cumulative gaps	$3,251	$2,801	$2,747	$2,306	$4,201
Note: Numbers may not add due to rounding.

[1]	Repricings are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under current interest rate environment or the instrument’s contractual maturity.

Item 4T. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at June 30, 2007. Based on this evaluation, they concluded that as of June 30, 2007, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s second quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, the FHLBNY is involved in disputes or regulatory inquiries that arise in the ordinary course of business. At the present time, there are no material pending legal proceedings against the FHLBNY.
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
Patrick A. Morgan
Senior Vice President and Chief Financial Officer Federal Home Loan Bank of New York (on behalf of the Registrant and as Principal Financial Officer)

Date: August 13, 2007

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.01	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350