Form 10-Q
period 2007-09-30
Federal Home Loan Bank of New York
filed 2007-11-14
CIK 1329842

UNITED STATES VERSION
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐                     No ☑
41,746,557 shares of Class B capital stock, par value $100 per share, were outstanding at October 31, 2007.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Statements of Condition — Unaudited (in thousands, except par value)
As of September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$16,634	$38,850
Interest-bearing deposits, includes $52,200 pledged at September 30, 2007 and $0 at December 31, 2006	11,557,305	5,591,077
Federal funds sold	2,704,000	3,661,000
Available-for-sale securities, net of unrealized gain of $71 at September 30, 2007; $0 pledged at September 30, 2007 (Note 2)	13,175	—
Held-to-maturity securities, includes $0 pledged at September 30, 2007 and December 31, 2006 (Note 2)	10,853,078	11,251,098
Advances (Note 3)	75,072,136	59,012,394
Mortgage loans held-for-portfolio, net of allowance for credit losses of $593 at September 30, 2007 and December 31, 2006 (Note 4)	1,514,573	1,483,419
Accrued interest receivable	502,062	406,123
Premises, software, and equipment, net	12,089	11,107
Derivative assets (Note 8)	119,873	224,775
Other assets	17,677	23,144

Total assets	$102,382,602	$81,702,987

Liabilities and capital

Liabilities
Deposits
Interest-bearing demand	$3,316,709	$2,307,733
Non-interest bearing demand	2,491	1,795
Term	23,800	80,000

Total deposits	3,343,000	2,389,528

Consolidated obligations (Note 5)
Bonds	63,019,870	62,042,675
Discount notes	30,063,824	12,191,553

Total consolidated obligations	93,083,694	74,234,228

Mandatorily redeemable capital stock (Note 6)	244,058	109,950

Accrued interest payable	769,677	735,215
Affordable Housing Program (Note 7)	112,481	101,898
Payable to REFCORP	21,304	17,475
Derivative liabilities (Note 8)	279,420	107,615
Other liabilities	62,888	102,685

Total liabilities	97,916,522	77,798,594

Commitments and Contingencies (Notes 5, 6, 8 and 13)

Capital (Note 6)
Capital stock ($100 par value), putable, issued and outstanding shares:
40,899 at September 30, 2007, and 35,463 at December 31, 2006	4,089,951	3,546,253
Unrestricted retained earnings	398,083	368,688
Accumulated other comprehensive income (loss) (Note 11)
Net unrealized gain on available-for-sale securities	71	—
Net unrealized loss on hedging activities	(13,358)	(4,763)
Employee supplemental retirement plans	(8,667)	(5,785)

Total capital	4,466,080	3,904,393

Total liabilities and capital	$102,382,602	$81,702,987

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Income — Unaudited (in thousands, except per share data)
For the three and nine months ended September 30, 2007 and 2006

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income
Advances	$885,601	$923,797	$2,470,060	$2,430,737
Interest-bearing deposits	107,355	80,752	272,008	226,847
Federal funds sold	58,446	34,403	145,261	92,433
Held-to-maturity securities	150,405	154,232	453,023	422,429
Mortgage loans held-for-portfolio	20,117	19,181	59,350	56,767
Other	—	33	2	38

Total interest income	1,221,924	1,212,398	3,399,704	3,229,251

Interest expense
Consolidated obligations-bonds	849,407	795,177	2,397,254	2,120,574
Consolidated obligations-discount notes	210,701	270,759	553,137	707,711
Deposits	31,913	22,292	87,280	56,633
Mandatorily redeemable capital stock (Note 6)	2,823	630	6,604	1,208
Cash collateral held and other borrowings	1,058	1,120	3,863	2,243

Total interest expense	1,095,902	1,089,978	3,048,138	2,888,369

Net interest income before provision for credit losses	126,022	122,420	351,566	340,882

Provision for credit losses on mortgage loans	—	—	—	1

Net interest income after provision for credit losses	126,022	122,420	351,566	340,881

Other income (loss)
Service fees	865	878	2,526	2,541
Net realized and unrealized gain on derivatives and hedging activities (Note 8)	7,882	575	13,444	5,675
Losses from extinguishment of debt and other	(741)	(2,510)	(4,510)	(6,750)

Total other income (loss)	8,006	(1,057)	11,460	1,466

Other expenses
Operating	16,518	15,438	49,442	46,108
Finance Board and Office of Finance	1,209	1,288	3,721	3,562

Total other expenses	17,727	16,726	53,163	49,670

Income before assessments	116,301	104,637	309,863	292,677

Affordable Housing Program (Note 7)	9,782	8,606	25,969	24,015
REFCORP	21,304	19,206	56,779	53,733

Total assessments	31,086	27,812	82,748	77,748

Net income	$85,215	$76,825	$227,115	$214,929

Basic earnings per share (Note 14)	$2.28	$1.97	$6.27	$5.73

Cash dividends paid per share	$1.87	$1.43	$5.48	$4.02

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Capital — Unaudited (in thousands, except per share data)
For the nine months ended September 30, 2007 and 2006

				Accumulated
	Capital Stock*			Other		Total
	Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)
Balance, December 31, 2005	35,905	$3,590,454	$291,413	$3,513	$3,885,380

Proceeds from sale of capital stock	27,453	2,745,268	—	—	2,745,268
Redemption of capital stock	(23,745)	(2,374,536)	—	—	(2,374,536)
Shares reclassified to mandatorily redeemable capital stock	(2,309)	(230,851)	—	—	(230,851)
Net Income	—	—	214,929	—	214,929	$214,929
Other comprehensive income (loss):
Net change in hedging activities	—	—	—	(8,129)	(8,129)	(8,129)
Additional minimum liability on Benefit Equalization Plan	—	—	—	(762)	(762)	(762)
Cash dividends ($4.02 per share) on capital stock	—	—	(146,558)	—	(146,558)

						$206,038

Balance, September 30, 2006	37,304	$3,730,335	$359,784	$(5,378)	$4,084,741

Balance, December 31, 2006	35,463	$3,546,253	$368,688	$(10,548)	$3,904,393

Proceeds from sale of capital stock	23,076	2,307,679	—	—	2,307,679
Redemption of capital stock	(15,770)	(1,577,024)	—	—	(1,577,024)
Shares reclassified to mandatorily redeemable capital stock	(1,870)	(186,957)	—	—	(186,957)
Net Income	—	—	227,115	—	227,115	$227,115
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	—	—	—	71	71	71
Net change in hedging activities	—	—	—	(8,595)	(8,595)	(8,595)
Additional minimum liability on Benefit Equalization Plan	—	—	—	(2,882)	(2,882)	(2,882)
Cash dividends ($5.48 per share) on capital stock	—	—	(197,720)	—	(197,720)

						$215,709

Balance, September 30, 2007	40,899	$4,089,951	$398,083	$(21,954)	$4,466,080

*      Putable stock
The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows — Unaudited (in thousands)
For the nine months ended September 30, 2007 and 2006

	Nine months ended
	September 30,
	2007	2006
Operating Activities

Net Income	$227,115	$214,929

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, and mortgage loans	38,256	(26,307)
Concessions on consolidated obligations	8,736	9,570
Premises, software, and equipment, net	3,287	2,901
Provision for credit losses on mortgage loans	—	1
Change in net fair value adjustments on derivatives and hedging activities	5,630	8,754
Net change in:
Accrued interest receivable	(95,940)	(63,047)
Derivative assets due to accrued interest	(81,596)	(258,948)
Derivative liabilities due to accrued interest	53,345	155,951
Other assets	3,149	2,735
Affordable Housing Program liability	10,583	8,507
Accrued interest payable	34,462	177,189
REFCORP liability	3,828	5,144
Other liabilities	(16,226)	2,776

Total adjustments	(32,486)	25,226

Net cash provided by operating activities	194,629	240,155

Investing activities
Net change in:
Interest-bearing deposits	(5,966,200)	3,204,132
Federal funds sold	957,000	(1,665,000)
Deposits with other FHLBank’s mortgage programs	(28)	159
Held-to-maturity securities:
Purchased	(1,080,245)	(3,643,882)
Proceeds	1,476,053	1,839,546
Available-for-sale securities:
Purchased	(13,161)	—
Proceeds	58	—
Advances:
Principal collected	281,196,088	446,248,318
Made	(296,757,969)	(450,912,212)
Mortgage loans held-for-portfolio:
Principal collected	127,577	123,618
Purchased and originated	(160,183)	(138,647)
Principal collected on other loans made	113	169
Premises, software, and equipment, net	(4,269)	(2,973)

Net cash used in investing activities	(20,225,166)	(4,946,772)

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows — Unaudited (in thousands)
For the nine months ended September 30, 2007 and 2006

	Nine months ended
	September 30,
	2007	2006
Financing activities
Net change in:
Deposits and other borrowings	$929,902	$(214,469)
Short-term borrowings from other FHLBanks:
Proceeds from borrowings	120,000	435,000
Payments for borrowings	(120,000)	(435,000)
Consolidated obligation bonds:
Proceeds from issuance	25,357,942	26,377,681
Payments for maturing and early retirement	(24,089,023)	(18,432,682)
Payments for transfers to other FHLBanks	(490,884)	(290,369)
Consolidated obligation discount notes:
Proceeds from issuance	306,854,206	481,392,425
Payments for maturing	(289,033,908)	(484,214,703)
Capital stock:
Proceeds from issuance	2,307,679	2,745,268
Payments for redemption	(1,577,024)	(2,374,536)
Redemption of Mandatorily redeemable capital stock	(52,849)	(129,907)
Cash dividends paid *	(197,720)	(146,558)

Net cash provided by financing activities	20,008,321	4,712,150

Net (decrease) increase in cash and cash equivalents	(22,216)	5,533
Cash and cash equivalents at beginning of the period	38,850	22,114

Cash and cash equivalents at end of the period	$16,634	$27,647

Supplemental disclosures:
Interest paid	$2,404,287	$1,830,630
Affordable Housing Program payments **	$15,386	$15,508
REFCORP payments	$52,950	$48,588

*	Does not include payments to holders of Mandatorily redeemable capital stock.

**	AHP payments = (beginning accrual – ending accrual) + AHP assessment for the year; payments represent funds released to the Affordable Housing Program.
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
The FHLBNY obtains its funds from several sources. A primary source is the sale of FHLBank debt instruments, called consolidated obligations, to the public. The issuance and servicing of consolidated obligations are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Board. These debt instruments represent the joint and several obligations of all the FHLBanks. Additional sources of FHLBNY funding are member deposits, other borrowings, and the issuance of capital stock. The FHLBNY accepts deposits principally from member financial institutions and federal instrumentalities.
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
Resolution Funding Corporation (“REFCORP”) Assessments. Although the FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax, it is required to make payments to REFCORP, which was established by an Act of Congress in 1989 to help facilitate the U.S. government’s bailout of failed financial institutions. The REFCORP assessments are used by the U.S. Treasury to pay a portion of the annual interest expense on long-term obligations issued to finance a portion of the cost of the bailout. Principal of those long-term obligations is paid from a segregated account containing zero-coupon U.S. government obligations, which were purchased using funds that Congress directed the FHLBanks to provide for that purpose.
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
Basis of Presentation
The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expense during the report period. Although management believes these judgments, estimates, and assumptions to be reasonably accurate, actual results may differ. The information contained in these financial statements is unaudited. In the opinion of management, normal recurring adjustments necessary for a fair statement of the interim period results have been made.

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
SFAS 157 – In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”).
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
SFAS 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with earlier application encouraged. SFAS 157 must be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied. The Bank will adopt SFAS 157 on January 1, 2008, and is evaluating its potential effect on its financial statements.
SFAS 159 — On February 15, 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank). The Bank is continuing to evaluate the financial assets and liabilities, if any, for which the fair value option under SFAS 159 could be elected, and to assess the impact on its financial condition, results of operations and cash flows if such election was made.
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

Notes to Financial Statements — Unaudited
Note 2. Securities
At September 30, 2007, investments in securities were comprised of held-to-maturity securities and an available-for-sale portfolio of investments consisting primarily of equity and fixed-income funds in two grantor trusts. The trusts were established to fund current and future payments to plan participants in the Bank’s supplemental pension plans.
Held-to-maturity securities - consisted of mortgage- and asset-backed securities (“MBS”), and state and local housing finance agency bonds. The amortized cost and the fair value of these securities were as follows (in thousands):

	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$595,461	$8,696	$(471)	$603,686
Mortgage-backed securities	10,257,617	43,023	(139,793)	10,160,847

Total	$10,853,078	$51,719	$(140,264)	$10,764,533

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$618,810	$11,141	$(283)	$629,668
Mortgage-backed securities	10,632,288	47,184	(139,371)	10,540,101

Total	$11,251,098	$58,325	$(139,654)	$11,169,769

Notes to Financial Statements — Unaudited
Temporary impairment1. The following tables summarize held-to-maturity securities with fair values below their amortized cost (in thousands), i.e., in an unrealized loss position at September 30, 2007 and December 31, 2006:

	September 30, 2007
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities - fixed rate
AAA-rated	$3,550,054	$43,791	$2,446,645	$94,821	$5,996,699	$138,612
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—
Mortgage-backed securities - variable rate
AAA-rated	218,096	1,181	—	—	218,096	1,181
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	3,768,150	44,972	2,446,645	94,821	6,214,795	139,793

State and local housing finance agencies - fixed rate
AAA-rated	—	—	—	—	—	—
AA-rated	34,909	171	9,700	300	44,609	471
Below AA	—	—	—	—	—	—
State and local housing finance agencies - variable rate
AAA-rated	—	—	—	—	—	—
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	34,909	171	9,700	300	44,609	471

	$3,803,059	$45,143	$2,456,345	$95,121	$6,259,404	$140,264

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities - fixed rate
AAA-rated	$1,434,317	$7,082	$4,528,193	$132,247	$5,962,510	$139,329
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—
Mortgage-backed securities - variable rate
AAA-rated	134,958	42	—	—	134,958	42
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	1,569,275	7,124	4,528,193	132,247	6,097,468	139,371

State and local housing finance agencies - fixed rate
AAA-rated	—	—	—	—	—	—
AA-rated	15,117	283	—	—	15,117	283
Below AA	—	—	—	—	—	—
State and local housing finance agencies - variable rate
AAA-rated	—	—	—	—	—	—
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	15,117	283	—	—	15,117	283

	$1,584,392	$7,407	$4,528,193	$132,247	$6,112,585	$139,654

Temporary impairment1. The fair values and unrealized losses are aggregated by major security type and rating, and by the length of time individual securities have been in a continuous unrealized loss position. Securities, to which different rating levels have been assigned by different rating agencies, i.e., split ratings, are assigned to the lower rating category. All mortgage-backed securities, including those temporarily impaired, were rated triple-A at September 30, 2007 and December 31, 2006.
The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities to anticipated recovery of their value. In addition, the FHLBNY has reviewed its holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the above analysis represent temporary impairment at September 30, 2007 and December 31, 2006.

Notes to Financial Statements — Unaudited
Available-for-sale securities - consisted principally of investments in equity and fixed-income funds. The Bank established two grantor trusts in the third quarter of 2007 to fund current and future payments under two supplemental pension plans. The investments in the grantor trusts have been classified as available-for-sale.
Investments in equity and fixed-income funds are redeemable at short notice. Realized gains and losses from investments in funds were not significant. Unrealized gains and losses are summarized as follows (in thousands):

	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents	$722	$—	$—	$722
Equity funds	7,986	22	(61)	7,947
Fixed income funds	4,396	110	—	4,506

Total	$13,104	$132	$(61)	$13,175

Note 3. Advances
Advances outstanding are summarized below by contractual maturities (dollars in thousands):

	September 30, 2007		December 31, 2006
		Weighted [1]		Weighted [1]
	Amount	Average Yield	Amount	Average Yield

Overdrawn demand deposit accounts	$825	5.90%	$498	6.05%
Due in one year or less	22,119,254	5.07	12,273,636	4.91
Due after one year through two years	8,677,948	5.21	12,450,960	4.99
Due after two years through three years	6,576,959	5.33	4,108,983	5.05
Due after three years through four years	4,670,077	5.12	5,744,505	5.45
Due after four years through five years	4,699,492	5.05	2,591,828	4.86
Due after five years through six years	1,023,077	3.49	2,279,706	4.18
Thereafter	26,783,519	4.39	19,539,154	4.22

Total par value	74,551,151	4.85%	58,989,270	4.73%

Discount on AHP advances *	(440)		(519)
Net premium on advances *	14		489
SFAS 133 hedging basis adjustments *	521,411		23,154

Total	$75,072,136		$59,012,394

*	Premiums on advances and discounts on AHP advances are amortized to interest income using the level-yield method and were not significant for all periods reported. Amortization of fair value basis adjustments was a charge to interest income of $0.5 million for the nine months ended September 30, 2007 and 2006.

[1]	The weighed average yield is the weighted average coupon rates for advances, unadjusted for swaps.

Notes to Financial Statements — Unaudited
The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that is controlled by the FHLBNY, and put dates are summarized into similar maturity tenors as the previous table that summarizes advances by contractual maturities (in thousands):

	September 30, 2007	December 31, 2006

Overdrawn demand deposit accounts	$825	$498
Due or putable in one year or less	44,230,766	29,962,181
Due or putable after one year through two years	16,735,798	16,745,798
Due or putable after two years through three years	5,878,459	6,341,532
Due or putable after three years through four years	2,305,527	2,504,205
Due or putable after four years through five years	3,233,742	1,668,578
Due or putable after five years through six years	173,577	442,706
Thereafter	1,992,457	1,323,772

Total par value	74,551,151	58,989,270

Discount on AHP advances	(440)	(519)
Net premium on advances	14	489
SFAS 133 hedging basis adjustments	521,411	23,154

Total	$75,072,136	$59,012,394

Note 4. Mortgage Loans
Mortgage loans are comprised primarily of Mortgage Partnership Finance® Program (“MPF”®) loans. In this program the FHLBNY invests in mortgage loans that are purchased from its participating members. The FHLBNY’s member institutions create, service, and credit-enhance the loans. No intermediary trusts are involved. Totals include $41.4 million and $45.7 million at September 30, 2007 and December 31, 2006, of mortgage loans that were originated by the FHLBNY. Mortgage loans also included investments in the Community Mortgage Asset program, which has been inactive since 2001, and were $4.8 million and $4.9 million at September 30, 2007 and December 31, 2006.
The following summarizes investments in mortgage loans (dollars in thousands):

	September 30, 2007		December 31, 2006
	2007	Percentage	2006	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$547,973	36.30%	$575,114	38.90%
Fixed long-term single-family mortgages	958,021	63.40	897,153	60.70
Multi-family mortgages	4,759	0.30	4,940	0.40

Total par value	1,510,753	100.00%	1,477,207	100.00%

Unamortized premiums	12,073		13,323
Unamortized discounts	(7,031)		(6,288)
Basis adjustment[1]	(629)		(230)

Total mortgage loans held-for-portfolio	1,515,166		1,484,012
Allowance for credit losses	(593)		(593)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,514,573		$1,483,419

[1]	Represents fair value basis of open and closed delivery commitments.

Notes to Financial Statements — Unaudited
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer ranges from 4 basis points annually to 100 basis points established up front at the time of funding the loan, and varies with the particular MPF program. The FHLBNY is responsible for absorbing losses in the first layer, as summarized below in the “memo” First Loss Account roll-forward analysis. The First Loss Account is not recorded or reported as a reserve for loan losses. The second layer is that amount of credit obligations that the Participating Financial Institution (“PFI”) has taken on which will equate the loan to a double-A credit rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued were $0.4 million for the third quarter of 2007 and 2006. For the first nine months of 2007 and 2006, fees accrued were $1.3 million and $1.2 million. Credit Enhancement fees are reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.
The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Beginning balance	$12,633	$11,635	$12,162	$11,318

Additions	209	269	680	586
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$12,842	$11,904	$12,842	$11,904

Note 5. Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consisted of consolidated bonds and discount notes.
The following summarizes consolidated obligations issued by the FHLBNY and outstanding (in thousands):

	September 30, 2007	December 31, 2006

Consolidated obligation bonds-amortized cost	$62,977,174	$62,195,674
SFAS 133 fair value adjustments	44,792	(151,222)
Fair value basis adjustments on terminated hedges	(2,096)	(1,777)

Total Consolidated obligation-bonds	$63,019,870	$62,042,675

Discount notes — amortized cost	$30,063,824	$12,191,553

Total Consolidated obligation-discount notes	$30,063,824	$12,191,553

Notes to Financial Statements — Unaudited
Note 6. Capital, Capital Ratios, and Mandatorily Redeemable Capital Stock
The FHLBanks, including FHLBNY, have a cooperative structure. To access FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in FHLBNY. The member’s stock requirement is based on the amount of mortgage-related assets on the member’s balance sheet and its use of FHLBNY advances and other products. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. The stock is not publicly traded.
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
The FHLBNY’s capital stock at September 30, 2007 and December 31, 2006 is Class B stock which is sub-divided into membership stock and activity-based stock.
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
Capital Ratios
The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	September 30, 2007		December 31, 2006
	Required*	Actual	Required*	Actual
Regulatory capital requirements:
Risk-based capital[1]	$666,699	$4,732,091	$611,861	$4,024,891
Total capital-to-asset ratio	4.00%	4.62%	4.00%	4.93%
Total capital[2]	$4,095,304	$4,732,684	$3,268,119	$4,025,483
Leverage ratio	5.00%	6.93%	5.00%	7.39%
Leverage capital[3]	$5,119,130	$7,098,729	$4,085,149	$6,037,335

1.	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Board’s regulations also refers to this amount as “Permanent Capital.”

2.	Actual “Total capital” is “Risk-based capital” plus allowance for credit losses.

3.	Actual Leverage capital is “Risk-based capital” times 1.5 plus allowance for loan losses.

*	Required minimum.

Notes to Financial Statements — Unaudited
Mandatorily Redeemable Capital Stock
The FHLBNY’s capital stock is redeemable at the option of either the member or the FHLBNY, subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the statements of income.
Mandatorily redeemable stock at September 30, 2007 and December 31, 2006 represented stock held by:
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
Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	September 30, 2007	December 31, 2006

Redemption less than one year	$131,195	$43,184
Redemption from one year to less than three years	76,282	29,109
Redemption from three years to less than five years	34,899	30,679
Redemption after five years or greater	1,682	6,978

Total	$244,058	$109,950

Anticipated redemption assumes the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances, and of redeeming excess membership stock annually.
Dividends related to capital stock classified as mandatorily redeemable were accrued at an estimated dividend rate and reported as interest expense in the statements of income. At September 30, 2007, the FHLBNY had estimated a 7.5% (annualized) dividend payout due to holders of mandatorily redeemable capital stock averaging $149.5 million during the third quarter of 2007, and a liability of $2.8 million representing accrued dividend was recognized as an interest expense. The actual rate of dividend that was paid on October 31, 2007 was 8.05% (annualized).

Notes to Financial Statements — Unaudited
The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Beginning balance	$77,571	$18,168	$109,950	$18,087
Capital stock subject to mandatory redemption reclassified from equity	180,092	216,615	186,957	230,851
Redemption of mandatorily redeemable capital stock*	(13,605)	(115,752)	(52,849)	(129,907)

Ending balance	$244,058	$119,031	$244,058	$119,031

Accrued interest payable	$2,825	$606	$2,825	$606

*	Redemption includes repayment of excess stock.

(Accrual is at 7.50% annualized rate for September 30, 2007; 5.75% annualized rate for September 30, 2006)
Note 7. Affordable Housing Program
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Beginning balance	$107,996	$93,880	$101,898	$91,004

Additions from current period’s assessments	9,782	8,607	25,969	24,015
Net disbursements for grants and programs	(5,297)	(2,976)	(15,386)	(15,508)

Ending balance	$112,481	$99,511	$112,481	$99,511

Note 8. Derivatives
The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments, and does not measure the credit exposure of the FHLBNY, which is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing: favorable interest-rate swaps; forward agreements; mandatory delivery contracts for mortgage loans, and purchased caps and floors if the counterparty defaults and the related collateral, if any, is of no value to the FHLBNY at September 30, 2007 and December 31, 2006.

Notes to Financial Statements — Unaudited
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
The following table presents outstanding notional balances and estimated fair value gains and (losses) of derivatives by SFAS 133 hedge type (in thousands):

	September 30, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$79,537,349	$(482,449)	$76,125,220	$(183,808)
Cash flow	817,000	(7,337)	—	—
Economic	3,573,100	702	175,000	(253)
Interest rate caps/floors
Economic-fair value changes	1,157,694	8	1,237,694	—
Mortgage delivery commitments (MPF)
Economic-fair value changes	1,399	2	9,497	(35)
Other
Intermediation *	80,000	23	50,000	3

Total	$85,166,542	$(489,051)	$77,597,411	$(184,093)

Total derivatives, excluding accrued interest		$(489,051)		$(184,093)
Accrued interest		329,504		301,253

Net derivative balance		$(159,547)		$117,160

Net derivative asset balance		$119,873		$224,775
Net derivative liability balance		(279,420)		(107,615)

Net derivative balance		$(159,547)		$117,160

*	Classified as economic.
The categories-“Fair value”, “Commitment”, and “Cash Flow” hedges — represent derivative transactions accounted for as hedges. If any such hedges do not qualify for hedge accounting under the provisions of SFAS 133, they are classified as “Economic” hedges. Changes in fair values of economic hedges are recorded through the income statement without the offset of corresponding changes in the fair value of the hedged item. Changes in fair values of SFAS 133 qualifying derivative transactions are recorded through the income statement with the offset of corresponding changes in the fair values of the hedged item. The effective portion of changes in the fair values of derivatives designated in a qualifying cash flow hedge is recorded in accumulated other comprehensive income.

Notes to Financial Statements — Unaudited
Derivative gains and losses reclassified from accumulated other comprehensive income (loss) to current period income
The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from accumulated other comprehensive income (loss) in the statements of condition (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Accumulated other comprehensive income/(loss) from cash flow hedges
Beginning of period	$(4,081)	$9,223	$(4,763)	$5,352
Net hedging transactions	(9,041)	(11,208)	(7,988)	(5,984)
Reclassified into earnings	(236)	(792)	(607)	(2,145)

End of period	$(13,358)	$(2,777)	$(13,358)	$(2,777)

Earnings impact of derivatives and hedging activities
Net realized and unrealized gain (loss) from derivatives and hedging activities
As a result of applying SFAS 133, the FHLBNY reported the following net gains (losses) from derivatives and hedging activities (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Earnings impact of derivatives and hedging activities gain (loss):
Fair value changes-interest rate swaps	$1,936	$(5,936)	$7,873	$(277)
Fair value changes-options	(627)	(1,669)	(1,986)	(5,912)
Net interest accruals-options	945	3,086	2,784	6,787
Fair value changes MPF delivery commitments-economic hedges	11	69	(186)	61
Fair value changes-economic hedges*	5,094	4,769	3,485	4,759
Net interest accruals-economic hedges*	523	256	1,474	257

Net impact on derivatives and hedging activities[1]	$7,882	$575	$13,444	$5,675

*	Economic hedges include intermediation and swaps not qualifying for hedge accounting under SFAS 133.

[1]	Interest accruals associated with hedges are allocated to and recorded within their hedge category to more precisely match gains and losses from hedging activities. Prior period presentation has been conformed to match current period presentation and had no impact on the net gains (losses) on derivatives and hedging activities.
Cash Flow Hedges
There were no material amounts for the third quarter of 2007 or 2006 that were reclassified from accumulated other comprehensive income (loss) into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. Over the next twelve months, it is expected that $0.5 million of net gains recorded in accumulated other comprehensive income at September 30, 2007, will be recognized in earnings.

Notes to Financial Statements — Unaudited
Note 9. Employee Retirement Plans
The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“DB Plan”), which is a tax-qualified multiple-employer defined benefit pension plan that covers substantially all employees of the FHLBNY. For accounting purposes, the DB Plan is a multi-employer plan that does not segregate its assets, liabilities, or costs by participating employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the FHLBNY are not made.
The FHLBNY also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The Bank’s contributions are a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations.
In addition, the FHLBNY maintains a Benefit Equalization Plan (“BEP”) that restores defined benefits and contribution benefits to those employees who have had their qualified defined benefit and defined contribution benefits limited by IRS regulations. The contribution component of the BEP plan is a supplemental defined contribution plan. The plan’s liability consists of the accumulated compensation deferrals and accrued interest on the deferrals. The BEP is an unfunded plan. The FHLBNY also offers a Retiree Medical Plan, which is a Postretirement Health Benefit plan. There are no funded plan assets that have been designated to provide postretirement health benefits. In the third quarter of 2007, the Bank established two grantor trusts to meet future benefit obligations and current payments to beneficiaries in the two supplemental pension plans.
The Board of Directors of Bank approved certain amendments to the BEP and the Postretirement Health Benefit plan that will be effective in the second quarter of 2008, and the Bank is assessing the impact of the changes, but does not believe they will have a material impact on reported results of operations or financial condition.
The following table presents employee retirement plan expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Defined Benefit Plan	$1,547	$1,450	$4,459	$4,350
Benefit Equalization Plan (Defined benefits)	910	500	1,528	1,500
Defined Contribution Plan and BEP thrift	368	244	1,079	843
Postretirement Health Benefit Plan	481	363	1,443	1,088

Total retirement plan expenses	$3,306	$2,557	$8,509	$7,781

Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$299	$150	$504	$450
Interest cost	326	200	649	600
Amortization of unrecognized prior service cost	(17)	(13)	(67)	(38)
Amortization of unrecognized net loss	302	163	442	488

Net periodic benefit cost	$910	$500	$1,528	$1,500

Notes to Financial Statements — Unaudited
Key assumptions used in determining the supplemental retirement plan cost for the three and nine months ended September 30, 2007 included a discount rate of 5.65%, salary increases of 5.50%, and an amortization period of 8 years. The measurement date used to determine the net periodic cost was December 31, 2006. The total amount of benefits paid and expected to be paid under this plan is not expected to be materially different from amounts disclosed in the Bank’s Form 10-K filed on March 29, 2007. Plan assumptions with respect to future benefit obligations were revised in the third quarter of 2007 and explain the increase in the amount expensed.
Components of the net periodic postretirement health benefit cost for the FHLBNY’s Postretirement Health Benefit plan were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost (benefits attributed to service during the period)	$218	$135	$655	$405
Interest cost on accumulated postretirement health benefit obligation	203	148	609	443
Amortization of loss	60	80	179	240

Net periodic postretirement health benefit cost	$481	$363	$1,443	$1,088

Key assumptions used in determining the Postretirement Health Benefit plan for the three and nine months ended September 30, 2007 included a discount rate of 5.65%, and health care cost trend rate of 4.5%. The measurement date used to determine the net periodic cost was December 31, 2006. The total amount of benefits paid and expected to be paid under this plan is not expected to be materially different from amounts disclosed in the Bank’s Form 10-K filed on March 29, 2007.
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

Notes to Financial Statements — Unaudited
The following tables summarize outstanding balances with related parties at September 30, 2007 and December 31, 2006 as well as transactions for the three and nine months ended September 30, 2007 and 2006.
Related Party: Assets, Liabilities and Equity (in thousands):

	September 30, 2007		December 31, 2006
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$16,634	$—	$38,850
Interest-bearing deposits	105	11,557,200	77	5,591,000
Federal funds sold	—	2,704,000	—	3,661,000
Available-for-sale securities	—	13,175	—	—
Held-to-maturity securities	—	10,853,078	—	11,251,098
Advances	75,072,136	—	59,012,394	—
Mortgage loans*	—	1,514,573	—	1,483,419
Accrued interest receivable	381,881	120,181	319,687	86,436
Premises, software, and equipment, net	—	12,089	—	11,107
Derivative assets	—	119,873	—	224,775
Other assets**	—	17,677	—	23,144

Total assets	$75,454,122	$26,928,480	$59,332,158	$22,370,829

Liabilities and capital
Deposits	$3,343,000	$—	$2,389,528	$—
Consolidated obligations	—	93,083,694	—	74,234,228
Mandatorily redeemable capital stock	244,058	—	109,950	—
Accrued interest payable	321	769,356	—	735,215
Affordable Housing Program***	112,481	—	101,898	—
Payable to REFCORP	—	21,304	—	17,475
Derivative liabilities	—	279,420	—	107,615
Other liabilities****	19,694	43,194	43,265	59,420

Total liabilities	3,719,554	94,196,968	2,644,641	75,153,953

Capital	4,466,080	—	3,904,393	—

Total liabilities and capital	$8,185,634	$94,196,968	$6,549,034	$75,153,953

*	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

**	Includes insignificant amounts of miscellaneous assets that are considered related party.

***	Represents funds not yet disbursed to eligible programs.

****	Related column includes member pass-through reserves at the Federal Reserve Bank.

Notes to Financial Statements — Unaudited
Related Party: Income and Expense transactions (in thousands):

	Three months ended
	September 30, 2007		September 30, 2006
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$885,601	$—	$923,797	$—
Interest-bearing deposits *	—	107,355	—	80,752
Federal funds sold	—	58,446	—	34,403
Held-to-maturity securities	—	150,405	—	154,232
Mortgage loans **	—	20,117	—	19,181
Loans to other FHLBanks	—	—	30	—
Others	—	—	—	3

Total interest income	$885,601	$336,323	$923,827	$288,571

Interest expense
Consolidated obligations	$—	$1,060,108	$—	$1,065,936
Deposits	31,913	—	22,292	—
Mandatorily redeemable capital stock	2,823	—	630	—
Cash collateral held and other borrowings	14	1,044	22	1,098

Total interest expense	$34,750	$1,061,152	$22,944	$1,067,034

Service fees	$865	$—	$878	$—

*	Includes de minimis amounts of interest income from MPF service provider.

**	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

	Nine months ended
	September 30, 2007		September 30, 2006
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$2,470,060	$—	$2,430,737	$—
Interest-bearing deposits *	—	272,008	—	226,847
Federal funds sold	—	145,261	—	92,433
Held-to-maturity securities	—	453,023	—	422,429
Mortgage loans **	—	59,350	—	56,767
Loans to other FHLBanks	—	—	37	—
Others	—	2	—	1

Total interest income	$2,470,060	$929,644	$2,430,774	$798,477

Interest expense
Consolidated obligations	$—	$2,950,391	$—	$2,828,285
Deposits	87,280	—	56,633	—
Mandatorily redeemable capital stock	6,604	—	1,208	—
Cash collateral held and other borrowings	17	3,846	144	2,099

Total interest expense	$93,901	$2,954,237	$57,985	$2,830,384

Service fees	$2,526	$—	$2,541	$—

*	Includes de minimis amounts of interest income from MPF service provider.

**	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

Notes to Financial Statements — Unaudited
Debt transferred to other FHLBanks - In the three and nine months ended September 30, 2007, the FHLBNY transferred $104.0 million and $487.0 million of consolidated obligation debt to other FHLBanks, at a cost that exceeded book value by $0.8 million and $4.6 million. Transfers were at negotiated market prices.
Note 11. Total Comprehensive Income
Total comprehensive income was comprised of net income and accumulated other comprehensive income (loss), which included net gains on available-for-sale securities, cash flow hedging activities, and additional liability for employee supplemental retirement plans. Changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ended September 30,
				Accumulated
	Available-	Cash	Supplemental	Other		Total
	for-sale	Flow	Pension and	Comprehensive	Net	Comprehensive
	securities	Hedges	Benefit Plans	Income (Loss)	Income	Income

Balance, June 30, 2006	$—	$9,223	$(2,601)	$6,622

Net change	—	(12,000)	—	(12,000)	$76,825	$64,825

Balance, September 30, 2006	$—	$(2,777)	$(2,601)	$(5,378)

Balance, June 30, 2007	$—	$(4,081)	$(5,785)	$(9,866)

Net change	71	(9,277)	(2,882)	(12,088)	$85,215	$73,127

Balance, September 30, 2007	$71	$(13,358)	$(8,667)	$(21,954)

	Nine months ended September 30,
				Accumulated
	Available-	Cash	Supplemental	Other		Total
	for-sale	Flow	Pension and	Comprehensive	Net	Comprehensive
	securities	Hedges	Benefit Plans	Income (Loss)	Income	Income

Balance, December 31, 2005	$—	$5,352	$(1,839)	$3,513

Net change	—	(8,129)	(762)	(8,891)	$214,929	$206,038

Balance, September 30, 2006	$—	$(2,777)	$(2,601)	$(5,378)

Balance, December 31, 2006	$—	$(4,763)	$(5,785)	$(10,548)

Net change	71	(8,595)	(2,882)	(11,406)	$227,115	$215,709

Balance, September 30, 2007	$71	$(13,358)	$(8,667)	$(21,954)

Notes to Financial Statements — Unaudited
Note 12. Estimated Fair Values
The carrying value and estimated fair values of the FHLBNY’s financial instruments were as follows (in thousands):

	September 30, 2007
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	Fair Value
Assets
Cash and due from banks	$16,634	$—	$16,634
Interest-bearing deposits	11,557,305	6,136	11,563,441
Federal funds sold	2,704,000	(112)	2,703,888
Available-for-sale securities	13,175	—	13,175
Held-to-maturity securities	10,853,078	(88,545)	10,764,533
Advances	75,072,136	17,763	75,089,899
Mortgage loans	1,514,573	(32,507)	1,482,066
Accrued interest receivable	502,062	—	502,062
Derivative assets	119,873	—	119,873
Other financial assets	3,109	—	3,109

Liabilities
Deposits	3,343,000	16	3,343,016
Consolidated obligations:
Bonds	63,019,870	71,442	63,091,312
Discount notes	30,063,824	8,730	30,072,554

Mandatorily redeemable capital stock	244,058	—	244,058

Accrued interest payable	769,677	—	769,677
Derivative liabilities	279,420	—	279,420
Other financial liabilities	29,148	—	29,148

	December 31, 2006
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	Fair Value
Assets
Cash and due from banks	$38,850	$—	$38,850
Interest-bearing deposits	5,591,077	62	5,591,139
Federal funds sold	3,661,000	17	3,661,017
Held-to-maturity securities	11,251,098	(81,329)	11,169,769
Advances	59,012,394	(55,450)	58,956,944
Mortgage loans	1,483,419	(24,284)	1,459,135
Accrued interest receivable	406,123	—	406,123
Derivative assets	224,775	—	224,775
Other financial assets	2,105	6	2,111

Liabilities
Deposits	2,389,528	1	2,389,529
Consolidated obligations:
Bonds	62,042,675	(184,723)	61,857,952
Discount notes	12,191,553	(1,229)	12,190,324

Mandatorily redeemable capital stock	109,950	—	109,950

Accrued interest payable	735,215	—	735,215
Derivative liabilities	107,615	—	107,615
Other financial liabilities	52,506	—	52,506

Notes to Financial Statements — Unaudited
Note 13. Commitments and Contingencies
The primary duty of the Finance Board is to ensure that the FHLBanks operate in a financially safe and sound manner. The Finance Board has the power to supervise the FHLBanks and to promulgate and enforce such regulations and orders as are necessary from time to time to carry out the provisions of the Federal Home Loan Bank Act. The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. Neither the FHLBNY nor any other FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liability as similar to a related party guarantee, which meets the scope exception in FIN 45. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at September 30, 2007 or December 31, 2006. The par amounts of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, were approximately $1,148.6 billion and $951.9 billion at September 30, 2007 and December 31, 2006.
Commitments for additional advances totaled approximately $21.3 billion and $21.2 billion as of September 30, 2007 and December 31, 2006. Such commitments are conditional and generally are for periods of up to twelve months. Extension of credit under these commitments is subject to certain collateral requirements and other financial criteria at the time the commitment is drawn upon. Standby letters of credit are issued on behalf of members for a fee to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the standby letters of credit. The FHLBNY may, at its discretion, permit the member to finance repayment of this obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $421.2 million and $331.1 million as of September 30, 2007 and December 31, 2006, and had original terms of up to fifteen years, with a final expiration in 2019. Unearned fees on standby letters of credit are recorded as other liabilities and were not significant as of September 30, 2007 and December 31, 2006. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to record any provision for credit losses on these commitments and letters of credit. Standby letters of credit are fully collateralized at the time of issuance.
The FHLBNY was unconditionally obligated to purchase $1.4 million and $9.5 million in mortgage loans at September 30, 2007 and December 31, 2006, respectively, under the MPF Program. Commitments are generally for periods not to exceed 45 days. In accordance with SFAS 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities,” such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value. The FHLBNY had also entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate amount of $262.4 million and $223.9 million as of September 30, 2007 and December 31, 2006.

Notes to Financial Statements — Unaudited
The FHLBNY executes derivatives with major banks and broker-dealers (“derivative counterparties”), and generally enters into bilateral collateral agreements. When derivative counterparties are at risk, the Bank would typically pledge cash collateral to mitigate the counterparties’ credit exposure. At September 30, 2007, the Bank had pledged $52.2 million in interest-earning cash deposits to derivative counterparties. The pledged cash mitigated counterparties’ credit exposures resulting from certain derivative contracts that were in an unrealized loss position from the Bank’s perspective at September 30, 2007, after consideration of threshold agreements. From the perspective of the counterparties, the contracts were in an unrealized gain position. Such market value exposure was below the threshold agreements with counterparties at December 31, 2006, and it did not become necessary for the FHLBNY to pledge collateral at that date to mitigate the derivative counterparties’ credit exposure. The FHLBNY was also exposed to credit risk associated with derivative contracts, which is measured as the replacement cost of derivatives in a gain position from the perspective of the FHLBNY. The FHLBNY’s credit exposure was mitigated by cash collateral of $21.7 million and $124.0 million delivered by derivative counterparties and held by the FHLBNY at September 30, 2007 and December 31, 2006. Cash collateral received from counterparties or pledged to counterparties are interest-bearing, and reported as interest-bearing deposit liabilities or assets, respectively in the statements of condition. It is not the Bank’s current practice to net cash collateral with derivative assets and liabilities.
The FHLBNY charged to operating expense rental costs of approximately $0.8 million for the three months ended September 30, 2007 and 2006 and $2.3 million and $2.4 million for the nine months ended September 30, 2007 and 2006. Lease agreements for the Bank’s premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY.
The following table summarizes commitments and contingencies as of September 30, 2007 (in thousands):

	Payments due or expiration terms by period
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par	$28,768,800	$23,760,470	$5,762,900	$4,696,300	$62,988,470
Mandatorily redeemable capital stock	131,195	76,282	34,899	1,682	244,058
Premise and equipment (rental and lease obligations)	2,992	4,589	4,346	12,047	23,974

Total contractual obligations	28,902,987	23,841,341	5,802,145	4,710,029	63,256,502

Other commitments
Standby letters of credit	386,700	5,101	20,928	8,443	421,172
Unused lines of credit and other conditional commitments	21,261,822	—	—	—	21,261,822
Consolidated obligation bonds/discount notes traded not settled	640,432	—	—	—	640,432
Open delivery commitments (MPF)	1,398	—	—	—	1,398

Total other commitments	22,290,352	5,101	20,928	8,443	22,324,824

Total obligations and commitments	$51,193,339	$23,846,442	$5,823,073	$4,718,472	$85,581,326

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

Notes to Financial Statements — Unaudited
Note 14. Earnings per Share of Capital
The following table sets forth the computation of earnings per share of capital (in thousands except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$85,215	$76,825	$227,115	$214,929

Net income available to stockholders	$85,215	$76,825	$227,115	$214,929

Weighted average shares of capital	38,841	39,369	37,354	37,808
Less: Mandatorily redeemable capital stock	(1,495)	(418)	(1,139)	(290)

Average number of shares of capital used to calculate earnings per share	37,346	38,951	36,215	37,518

Net earnings per share of capital	$2.28	$1.97	$6.27	$5.73

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
The following table summarizes advances to the top 5 members at September 30, 2007 and interest income earned for the three and nine months ended September 30, 2007 (dollars in thousands):

	September 30, 2007
			Par	Percent of	Interest Income
	City	State	Advances	Total *	Three months	Nine months

Hudson City Savings Bank	Paramus	NJ	$13,341,000	17.9%	$138,264	$363,439
New York Community Bank	Westbury	NY	7,113,671	9.5	84,658	264,788
Manufacturers and Traders Trust Company	Buffalo	NY	5,845,994	7.8	62,268	158,829
HSBC Bank USA, National Association	New York	NY	5,508,723	7.4	59,655	189,765
Metropolitan Life Insurance Company	New York	NY	4,000,000	5.4	33,619	44,389

Total			$35,809,388	48.0%	$378,464	$1,021,210

*	Percentage calculated on par value of advances.

Notes to Financial Statements — Unaudited
The following table summarizes advances to the top 5 members at September 30, 2006 and interest income earned for the three and nine months ended September 30, 2006 (dollars in thousands):

	September 30, 2006
			Par	Percent of	Interest Income
	City	State	Advances	Total *	Three months	Nine months

North Fork Bank	Mattituck	NY	$7,850,015	11.8%	$108,031	$225,074
New York Community Bank	Westbury	NY	7,132,678	10.7	77,349	233,567
Hudson City Savings Bank	Paramus	NJ	8,148,000	12.3	83,001	197,508
HSBC Bank USA, National Association	New York	NY	5,009,638	7.5	72,781	191,535
Manufacturers and Traders Trust Company	Buffalo	NY	3,448,308	5.2	48,522	141,055

Total			$31,588,639	47.5%	$389,684	$988,739

*	Percentage calculated on par value of advances.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
Statements contained in this report, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”) may be “forward-looking statements.” All statements other than statements of historical fact are statements that could potentially be forward-looking statements. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. These statements may involve matters pertaining to, but not limited to, projections regarding revenue, income, earnings, capital expenditures, dividends, the capital structure and other financial items; statements of plans or objectives for future operations; expectations of future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.
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
Third Quarter 2007 Highlights
In the recent market turmoil, the Bank experienced an extraordinary increase in advances borrowed by its membership. Advances grew by over 21.0% in the third quarter to $75.1 billion at September 30, 2007, compared with $61.2 billion at June 30, 2007. Eight members increased their advances by $500 million or more. The largest increase by any single member was $2.4 billion. While this unprecedented increase in borrowing was concentrated among the large members, a broad base of membership also increased their borrowings from the FHLBNY. Events in the market place also caused a surge in demand by investors for shorter-term debt issued by the FHLBanks, including the Federal Home Loan Bank of New York. Issuances of discount notes, which have maturities from overnight to 365 days, rose to record levels at attractive sub-LIBOR spreads.
Net income for the current year quarter grew by 10.9% to $85.2 million, compared with $76.8 million in the prior year quarter.

Net Income
Third Quarter - The FHLBNY reported 2007 third quarter net income of $85.2 million, or $2.28 per share, compared with net income of $76.8 million, or $1.97 per share, for the third quarter of 2006. Return on average equity, defined as net income divided by average capital stock plus average retained earnings and accumulated other comprehensive income, for the quarter was 8.34%, compared to 7.29% for the third quarter of 2006.
Current year third quarter net income was higher and benefited from slightly higher net interest income, which for the FHLBNY is the primary source of revenue, and from higher non-interest income. Higher revenues were partly offset by an increase in operating expenses.
Net interest income - Net interest income for the third quarter of 2007 was $126.0 million compared with $122.4 million in the third quarter of 2006. Net interest margin improved by 3 basis points in the current quarter from the prior year period and was a contributing factor. Net interest margin is the spread earned on interest-earning assets and shareholders’ equity minus the spread paid on interest-costing liabilities.
Non-interest income - Non-interest income in the current quarter was higher by $9.0 million from the prior year third quarter also contributing to higher net income in the current year third quarter. Non-interest income is comprised of fees from delivery of correspondent banking services to members, net realized and unrealized gains and losses from hedging activities, and losses from debt extinguishment.
•	Hedging activities - Third quarter 2007 net gain from hedging activities was $7.9 million compared to $0.6 million in the third quarter of 2006. Third quarter 2007 net gain from hedging activities primarily represented $5.4 million in unrealized gains from changes in fair value basis of FAS 133 qualifying hedged fixed-rate advances, $5.1 million in unrealized gains from freestanding derivatives in a economic hedges of fixed-rate debt; gains were partly offset by $4.3 million in unrealized losses from changes in fair value basis of FAS 133 qualifying hedged fixed-rate debt. The Bank hedges certain fixed-rate debt and fixed-rate advances by entering into interest rate derivative contracts with highly-rated derivative counterparties. Unrealized gains and losses represent the ineffectiveness between changes in the fair value of the hedged fixed-rate debt and hedged fixed-rate advances, and corresponding changes in the fair values of derivatives.
•	Debt extinguishment – In the third quarter of 2007, the Bank extinguished $104.0 million of consolidated obligation bonds at a loss of $0.8 million, compared to a loss of $2.5 million in the prior year period when $35.0 million was extinguished. Management of the Bank carefully considers market conditions and the need for aligning its assets and liabilities when assets, such as investments and advances are prepaid before their expected maturity. The decline or increase in debt extinguishment and the associated losses is a reflection of all factors, asset prepayment, market conditions and the extent of necessary re-balancing of assets and liabilities.
•	Fees received from correspondent banking services were slightly down.
Operating expenses - Operating expenses, including the allocated costs of running the Office of Finance and the Finance Board, were $17.7 million, an increase of $1.0 million compared to $16.7 million in the prior year period. Increases in supplemental pension costs were the primary factor.

Year-to-date - Net income for the first nine months of 2007 was $227.1 million, or $6.27 per share, compared with $214.9 million, or $5.73 per share in the prior year period. Return on average equity was 7.63% for the first nine months of 2007 compared with 7.06% for the prior year period. Net Income benefited from an increase of $10.7 million in net interest income, and $10.0 higher non-interest income in the current year period compared to prior year period. Operating expenses were higher by $3.3 million in the current year period compared with the same period in 2006.
Net interest income - Net interest income contribution is impacted by both rate and volume of transactions. Rate is impacted by increase or decline in yields and coupons, and volume is impacted by changes in interest-earning assets and liabilities. The impact on interest margin from higher coupons and yields on interest-earning assets minus interest-costing liabilities (considered rate-related) was a positive contribution to net interest margin of $18.1 million for the first nine months of 2007 compared to the same period in 2006. Intermediation volume was lower in the current year period and caused net interest income to be lower by $7.5 million compared to prior year period.
Non-interest income was higher by $10.0 million, principally from recorded unrealized gains of $13.4 million from hedging activities in the current year period compared to $5.7 million in the prior year period. Operating expenses, including the allocated cost of running the Office of Finance and the Finance Board were higher by $3.5 million in the current year period compared to prior year period.
Contribution from shareholders’ capital was an important factor in explaining the higher net interest income for the current year first quarter and year-to-date compared to the same periods in 2006. On average, yields from interest-earning assets have been higher in the current year periods. As a result, the Bank benefited by investing stockholders’ capital to fund higher yielding assets. For the first nine months of 2007, the average yield from interest-earning assets was 5.41%, compared to 5.05% in the prior year period.
Advances - The FHLBNY’s primary business is making collateralized loans, known as “advances,” to members, and is the primary focus of the Bank’s operations and the principal factor that impacts the financial condition of the FHLBNY.
The Bank experienced unprecedented member demand for advances in the third quarter of 2007, and par amount of advances grew to $74.6 billion an increase of $15.6 billion from December 31, 2006. The growth was concentrated in the last two months of the third quarter. While this unprecedented increase in borrowing was concentrated among the large members, a broad base of membership also increased their borrowings from the FHLBNY. There can be no assurance that the recent trend in member demand will continue. Member borrowing needs are driven by economic factors, such as availability to the members of alternative funding sources that are more attractive, or by the interest rate environment and the outlook for the economy.
Recorded advances to members, including fair value basis adjustment from hedging activities, was $75.1 billion at September 30, 2007, up from $59.0 billion at December 31, 2006. Advances as a percentage of total assets were 73.3% at September 30, 2007, compared with 72.2% at December 31, 2006, an indication of the Bank’s continued strategy of maintaining its balance sheet in line with the growth or decline in advances to members.
In the third quarter of 2007, four members became non-members of the FHLBNY. In the first quarter of 2007, one member was acquired by a non-member; no member was acquired by a non-member in the second quarter of 2007. Total advances borrowed by non-members and outstanding at September 30, 2007, including the four who became non-members in the third quarter were $3.4 billion, up from $1.8 billion at December 31, 2006. Under rules established by the Finance Board, the FHLBNY is prohibited from advancing additional funds to non-members, and outstanding advances will be allowed to remain on the Bank’s books until their contractual maturities or earlier, if prepaid by the member.

Dividend - A cash dividend of $1.87 per share of capital stock (7.50% annualized return on capital stock) was paid in July 2007 for the second quarter of 2007, up from $1.43 paid for the prior year period. For the first nine months of 2007 cash dividends paid, including the aforementioned, totaled $5.48, up from $4.02 per share for the comparable period in 2006. An annualized dividend of 8.05% ($2.03 per share) was paid on October 31, 2007 to members for the third quarter, up from 6.25% ($1.58 per share) paid for the prior year third quarter.
Stockholders’ Equity - Stockholders’ equity comprised of capital stock, retained earnings and accumulated comprehensive income, increased by $561.7 million to $4.5 billion at September 30, 2007, up from $3.9 billion at December 31, 2006. Capital stock, par value $100, was $4.1 billion at September 30, 2007, up by $543.7 million from $3.5 billion at December 31, 2006. The increase in capital stock was consistent with increases in advances borrowed by members. Members are required to purchase stock as a prerequisite to membership, and as a percentage of advances borrowed from the FHLBNY. Stock in excess of amount necessary to support advance activity is redeemed daily by the FHLBNY. Under the FHLBNY’s present practice of repurchasing excess stock, and provisions requiring members to purchase stock to support advance borrowings, the amount of capital stock outstanding varies directly in line with members’ outstanding borrowings.
Cash dividends paid from equity was $197.7 million in the nine months ended September 30, 2007, up from $146.6 million paid in the same period in 2006.

Selected financial data are presented below (Unaudited)

Statements of Condition	September 30,	Year ended December 31,
(dollars in millions)	2007	2006	2005	2004	2003	2002

Investments (1)	$25,128	$20,503	$21,190	$18,363	$14,217	$23,598
Advances	75,072	59,012	61,902	68,507	63,923	68,926
Mortgage loans	1,515	1,483	1,467	1,178	672	435
Total assets	102,383	81,703	85,014	88,439	79,230	93,606
Deposits and borrowings	3,343	2,390	2,658	2,297	2,100	2,743
Consolidated obligations	93,084	74,234	77,279	80,157	70,857	83,512
Mandatorily redeemable capital stock	244	110	18	127	—	—
AHP liability	112	102	91	82	93	110
REFCORP liability	21	17	14	10	—	14
Capital stock	4,090	3,546	3,590	3,655	3,639	4,051
Retained earnings	398	369	291	223	127	244
Equity to asset ratio (2)	4.36%	4.79%	4.57%	4.38%	4.75%	4.59%

	Three months ended		Nine months ended
Statements of Condition	September 30,		September 30,		Year ended December 31,
Averages (in millions)	2007	2006	2007	2006	2006	2005	2004	2003	2002

Investments (1)	$23,120	$19,714	$21,307	$19,060	$19,490	$19,944	$17,642	$19,833	$20,677
Advances	64,682	68,165	61,159	65,027	64,658	63,446	65,289	70,943	64,210
Mortgage loans	1,516	1,480	1,502	1,467	1,471	1,360	928	527	400
Total assets	90,099	90,124	84,741	86,245	86,319	85,254	84,344	92,747	86,682
Deposits and borrowings	2,654	1,846	2,470	1,686	1,773	2,112	1,968	2,952	2,908
Consolidated obligations	82,090	82,929	77,167	79,360	79,314	77,629	76,105	81,818	76,907
Mandatorily redeemable capital stock	149	42	114	29	51	56	238	—	—
AHP liability	109	96	105	93	95	84	83	105	107
REFCORP liability	11	10	10	9	9	7	4	2	8
Capital stock	3,735	3,895	3,622	3,752	3,737	3,604	3,554	4,082	3,768
Retained earnings	365	323	356	306	314	251	159	193	204

Operating Results and other Data	Three months ended		Nine months ended
(dollars in millions,	September 30,		September 30,		Year ended December 31,
except earnings and dividends per share)	2007	2006	2007	2006	2006	2005	2004	2003	2002

Net interest income (3)	$126	$122	$352	$341	$470	$395	$268	$299	$389
Net income	85	77	227	215	285	230	161	46	234
Dividends paid in cash	67	54	198	147	208	162	66	164	167
AHP expense	10	9	26	24	32	26	19	5	26
REFCORP expense	21	19	57	54	71	58	40	11	59
Return on average equity* (4)	8.34%	7.29%	7.63%	7.06%	7.04%	5.97%	4.34%	1.08%	5.89%
Return on average assets*	0.38%	0.34%	0.36%	0.33%	0.33%	0.27%	0.19%	0.05%	0.27%
Operating expenses	$17	$15	$49	$46	$63	$59	$51	$48	$39
Operating expenses ratio* (5)	0.08%	0.07%	0.08%	0.07%	0.07%	0.07%	0.06%	0.05%	0.04%
Earnings per share	$2.28	$1.97	$6.27	$5.73	$7.63	$6.36	$4.55	$1.12	$6.21
Dividend per share	$1.87	$1.43	$5.48	$4.02	$5.59	$4.50	$1.83	$3.97	$4.51
Headcount (Full/part time)	240	225	240	225	232	221	210	206	200

(1)	Investments include held-to-maturity securities, available for-sale securities, interest-bearing deposits, Federal funds, and loans to other FHLBanks.

(2)	Equity to asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.

(3)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(4)	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average accumulated other comprehensive income (loss).

(5)	Operating expenses as a percentage of average assets.

*	Annualized.

Critical Accounting Policies and Estimates
The FHLBNY has identified certain accounting policies that it believes are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios; estimating the liabilities for pension liabilities; and estimating fair values of certain assets and liabilities. The FHLBNY accounts for derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and specifically identifies the hedged assets or liabilities and the associated hedging strategy.
For additional information, refer to Note 1 to the Financial Statements in the FHLBNY’s most recent Form 10-K filed on March 29, 2007.
Recently Issued Accounting Standards and Interpretations
SFAS 157 – In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”).
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
SFAS 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with earlier application encouraged. SFAS 157 must be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied. The Bank will adopt SFAS 157 on January 1, 2008, and is evaluating its potential effect on its financial statements.
SFAS 159 – On February 15, 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank). The Bank is continuing to evaluate the financial assets and liabilities, if any, for which the fair value option under SFAS 159 could be elected, and to assess the impact on its financial condition, results of operations and cash flows if such election was made.

FSP FIN 39-1 – In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. If the Bank adopts the provisions under the FSP, it does not expect implementation to have a material impact on reported results of operations or financial condition.
Results of Operations
The following section provides a discussion of the Federal Home Loan Bank of New York’s results of operations. For a discussion of the critical accounting estimates used by the Bank that affect its results of operations, see page 32 of this Form 10-Q and pages 42-47 of the FHLBNY’s Annual Report on Form 10-K for the year ended December 31, 2006.
Net Interest Income - Net interest income is the principal source of revenue for the Bank. Net interest income is impacted by member demand for advances and investment activity, the yields from advances and investments, and the cost of consolidated obligation debt that is issued by the Bank to fund advances and investments. The execution of interest rate swaps in the derivative market at a constant spread to LIBOR, in effect converting fixed-rate advances and fixed-rate debt to conventional adjustable-rate instruments indexed to LIBOR, results in an important intermediation for the Bank between the capital markets and the swap market. The intermediation permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate debt in the capital markets. Income earned from assets funded by member capital and retained earnings, referred to as “deployed capital”, which are non-interest bearing, is another important consideration for the FHLBNY. All of these factors may fluctuate based on changes in interest rates, demand by members for advances, investor demand for debt issued by the FHLBanks, and the change in the spread between the yields on advances and investments, and the cost of financing these assets by the issuance of debt to investors.
Net interest income was $126.0 million for the third quarter of 2007, up by $3.6 million from the prior year period. Net interest income represents the difference between income from interest-earning assets and interest expenses paid on interest-bearing liabilities. For the first nine months of 2007, net interest income was $351.6 million, up by $10.7 million from the prior year period.
Net interest spread was 31 basis points for the third quarter of 2007, up from 28 basis points in the prior year period. Net interest spread is the difference between yields earned on interest-earning assets and stockholders’ equity, and yields paid on interest-bearing liabilities. Net interest margin, is annualized net interest income as a percentage of average earning assets, and was 56 basis points for the third quarter of 2007, compared to 54 basis points for the prior year period. For the first nine months of 2007, net interest spread was 30 basis points, slightly higher than 29 basis points for the prior year period. Net interest margin for the first nine months of 2007 was 56 basis points, also higher than the prior year period margin of 53 basis points.
The FHLBNY earns income from investing its members’ capital to fund interest-earning assets. In a higher interest rate environment, deployed capital, which is capital stock, retained earnings, and net non-interest bearing liabilities, provided the FHLBNY with significant income. As an illustration, an average $4.4 billion in deployed capital in the third quarter of 2007 earned a yield of 5.43%, the annualized yield on aggregate interest-earning assets for the third quarter of 2007. In contrast, the Bank’s average deployed capital in the prior year period was slightly higher at $4.5 billion, but earned a lower yield of 5.38%. Similarly, for the first nine months of 2007 the Bank earned a yield of 5.41% on an average $4.2 billion in deployed capital. In the prior year period, the yield was lower by 36 basis points, and even though average deployed capital was higher by $263.3 million, deployed capital made a stronger contribution to net interest income as a result of a higher rate environment in the three and nine months ended September 30, 2007 compared to the same periods in 2006.

The following tables summarize key changes in the components of net interest income (dollar amounts in thousands):

	Three months ended
	September 30,
			Dollar	Percentage
	2007	2006	Variance	Variance
Interest income
Advances	$885,601	$923,797	$(38,196)	(4.13)%
Interest-bearing deposits	107,355	80,752	26,603	32.94
Federal funds sold	58,446	34,403	24,043	69.89
Held-to-maturity securities	150,405	154,232	(3,827)	(2.48)
Mortgage loans held-for-portfolio	20,117	19,181	936	4.88
Other	—	33	(33)	(100.00)

Total interest income	1,221,924	1,212,398	9,526	0.79

Interest expense
Consolidated obligations-bonds	849,407	795,177	54,230	6.82
Consolidated obligations-discount notes	210,701	270,759	(60,058)	(22.18)
Deposits	31,913	22,292	9,621	43.16
Mandatorily redeemable capital stock	2,823	630	2,193	348.10
Cash collateral held and other borrowings	1,058	1,120	(62)	(5.54)

Total interest expense	1,095,902	1,089,978	5,924	0.54

Net interest income before provisions for credit losses	$126,022	$122,420	$3,602	2.94%

	Nine months ended
	September 30,
			Dollar	Percentage
	2007	2006	Variance	Variance
Interest income
Advances	$2,470,060	$2,430,737	$39,323	1.62%
Interest-bearing deposits	272,008	226,847	45,161	19.91
Federal funds sold	145,261	92,433	52,828	57.15
Held-to-maturity securities	453,023	422,429	30,594	7.24
Mortgage loans held-for-portfolio	59,350	56,767	2,583	4.55
Other	2	38	(36)	(94.74)

Total interest income	3,399,704	3,229,251	170,453	5.28

Interest expense
Consolidated obligations-bonds	2,397,254	2,120,574	276,680	13.05
Consolidated obligations-discount notes	553,137	707,711	(154,574)	(21.84)
Deposits	87,280	56,633	30,647	54.12
Mandatorily redeemable capital stock	6,604	1,208	5,396	446.69
Cash collateral held and other borrowings	3,863	2,243	1,620	72.22

Total interest expense	3,048,138	2,888,369	159,769	5.53

Net interest income before provisions for credit losses	$351,566	$340,882	$10,684	3.13%

Interest Income
Reported interest income includes the impact of interest rate derivatives.
Third Quarter - Total interest income for the third quarter of 2007 was $1.2 billion, up by $9.5 million from the prior year period. Changes in rate and intermediation volume (average interest-yielding assets) explain the change in the current year quarter from the prior year period. Increases in yields and coupons of interest-earning assets in a higher interest rate environment contributed $10.6 million to the growth in reported interest income. Lower intermediation volume resulted in lower interest income of $1.0 million. Balance sheet leverage at September 30, 2007, defined as the ratio of Total assets to Shareholders equity was 22.9, up from 20.9 at December 31, 2006, principally because of increased balance sheet liquidity through investments in short-term money-market instruments. The Bank has traditionally inventoried Federal funds and other short-term funds to meet unexpected member needs for funds.
Intermediation volume for the current year period was slightly lower than the prior year period. Intermediation volume, which is measured on the basis of average balances outstanding, tends to lag if the increase or decrease occurs at the end of a period. In the current quarter, the surge in member demand for advances was primarily concentrated in September 2007. Consequently, average volume for the current quarter did not reflect the growth in advances. Average advance outstanding in the current year period was $64.7 billion, compared to $68.2 billion in the prior year period.
The consequence of lower advance volume in the third quarter of 2007 was $47.2 million in lower interest income in the current year quarter compared to prior year period. Advance volume decline was offset by greater volume of investments in money market instruments. The Bank’s decision to increase liquidity by increased investment in money market instruments in the current quarter restored intermediation volume to about the same level as in the comparable period in 2006, and overall balance sheet assets averaged $89.3 billion, only slightly down from $89.4 billion in the prior year period. As a result, the impact on interest income from lower intermediation volume was not significant.
Contribution to interest income from higher coupons and yields in the third quarter of 2007 compared to the prior year period was $10.6 million. In the third quarter of 2007, average overall yield of interest-earning assets grew by 5 basis points to 5.43%. The weighted average yield from advances grew by 5 basis points.
Average investments in mortgage-backed and housing finance agency bonds declined in the current quarter compared to prior year period as paydowns were allowed to outpace acquisitions in the recent market turmoil. Volume related decline caused interest income from investments to be lower by $4.5 million. The impact from changes in yields was not significant. Investments yielded 3 basis points higher in the third quarter of 2007, compared to prior year period, contributing to a small increase in interest income from investments.
Total interest income included advance prepayment fees of $1.7 million in the third quarter compared to $1.3 million in prior year period. The Bank charges a prepayment fee when certain advances are prepaid before their contractual maturity dates or their contractual optional prepayment dates. The FHLBNY generally requires advances with a maturity or repricing period greater than six months to carry a fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advance. Prepayment fees associated with hedged advances are recorded in interest income after adjusting for the fair value of the related hedge. Prepayment fees from commercial mortgage-backed securities included in total interest income was $1.0 million for the third quarter of 2007 and 2006.

Year-to-date - For the first nine months of 2007, total interest income was $3.4 billion, up by $170.5 million from prior year period. Changes in rate and intermediation volume explain the changes in interest income in the first nine months of 2007 compared to the prior year period.
As in the first quarter, intermediation volume was lower in the first nine months of 2007 compared to prior year period, causing a $58.2 million decline in interest income. Lower volume was attributable to lower average advances outstanding in the current year period. Advance volume decline was partly offset by the Bank’s decision to increase liquidity by investing in short-term money market instruments. As a result, average earning assets were $84.0 billion in the first nine months of 2007, down from $85.6 billion in the prior year period.
Average advance volume in the current year period has been lower than the same period last year, and as explained in the previous paragraph, the unprecedented increase in member borrowings occurred mainly in September 2007, and its impact on average intermediation volume will be fully reflected not until the fourth quarter of 2007. Advances outstanding averaged $61.2 billion in the current year period, down from $65.0 billion in the prior year period, and had the effect of reducing interest income by $144.6 million in the current year period.
The negative impact on interest income of $58.2 million from volume declines was fully offset by rate related increases which contributed $228.7 million in higher interest income for the first nine months of 2007 compared to prior year period. Rate related increases were primarily from higher coupons and yields from advances in the current year period, contributing to a 36 basis point increase in overall yield on earning assets, which was 5.41% for the current year period compared to 5.05% in the prior year period.
Advance prepayment fee recorded in interest income was $4.3 million for the nine months ended September 30, 2007, down from $7.2 million in prior year period, a reflection of slow-down in member initiated prepayment activity in the current year period. Fees from prepayment of commercial mortgage-backed securities, included in interest income from investments, were also lower and totaled $3.7 million in the first nine months of 2007, compared to $4.4 million in the prior year period.
Impact of hedging interest income - Cash flows from interest rate swaps were also a critical component of interest income earned from advances. The FHLBNY executes interest rate swaps to modify the effective interest rate terms of many of its fixed-rate advance products, and typically all of its convertible or putable advances. In these swaps, the FHLBNY effectively converts a fixed-rate stream of cash flows from the advance to a floating-rate stream of cash flows, typically indexed to LIBOR. The impact of swapping fixed- for a floating-interest rate in which the FHLBNY paid out fixed-rate and received LIBOR-indexed cash flows in an interest rate swap agreement made a positive contribution to interest income of $92.4 million in the third quarter of 2007, a small increase of $6.0 million from the prior year third quarter. For the first nine months of 2007, cash flows from hedging activities made a positive contribution of $265.0 million, up from $149.1 million in the prior year period.
In a hedge of an advance, the Bank structures the interest rate swap whereby the Bank pays the swap counterparty a fixed coupon, and receives variable cash flows, typically indexed to the 3-month LIBOR rate. This structure generates positive cash flows when the 3-month LIBOR rates are higher than the contractual pay-fixed leg of the interest rate exchange agreement. The positive cash flows contributed in the interest rate exchanges between the Bank and swap counterparties were consistent with 3-month LIBOR rates, which the Bank received, that were, on average, higher than the fixed-rates that the FHLBNY was contractually obligated to pay to derivative counterparties.

If the swap is a callable swap, it is typically associated with a putable advance, and until the derivative counterparty exercises the option to terminate the swap, the swap’s cash flows will continue to impact earnings. Typically, in a rising rate environment, derivative counterparties will exercise the right to put the option and terminate the swap, and generally, the Bank would then put the advance and offer a new advance to the member at the then prevailing market terms.
The table below summarizes interest earned from advances and the impact of interest rate derivatives (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$793,230	$837,375	$2,205,082	$2,281,596
Net interest adjustment from interest rate swaps	92,371	86,422	264,978	149,141

Total Advance interest income reported	$885,601	$923,797	$2,470,060	$2,430,737

Interest Expense
The FHLBNY continued to fund its assets through the issuance of consolidated obligation bonds and discount notes to investors in the global debt markets. Reported interest expense includes the impact of interest rate derivatives in a SFAS 133 qualifying hedge. Interest expense accruals are typically comprised of coupon payments to investors holding the Bank’s debt. Recorded interest expenses in the statements of operations are adjusted for the cash flows associated with interest rate swaps in which the Bank pays variable-rate LIBOR-indexed cash flows to derivative counterparties, and in exchange, the Bank receives from derivative counterparties fixed-rate cash flow which typically mirrors the fixed-rate coupon payments to investors holding the debt. The impact of hedging activities on interest expense is discussed separately under the section “Impact of debt hedging.”
Third Quarter - Total interest expense for the third quarter of 2007 was $1.1 billion, up by $5.9 million from prior year period. Funding costs of consolidated obligation debt, on an after-swap basis, constituted 96.7% of total interest expense, slightly below 97.8% for the comparable period in 2006. Interest expense of consolidated obligation bonds in the third quarter of 2007 was $849.4 million, up by $54.2 million from $795.2 million in the prior year period. Interest expense on discount notes was $210.7 million in the current year quarter, compared to $270.8 million in the prior year period.
Changes in interest expense in the current year quarter compared with prior year period were primarily rate related. The impact from changes in volume was not significant.
Funding volume, measured in terms of average interest-costing liabilities in the current year period was slightly lower than the prior year period and contributed to $0.6 million in lower interest expense.
Compared to the third quarter of 2006, coupons and yields of consolidated obligation bonds in the current year quarter were higher, while interest costing yields of consolidated obligation discount notes yields were lower, and resulted in an overall increase in funding yield by 2 basis points, or $6.5 million in higher interest expense.
Discount notes were issued in the current quarter to yield 5.08% on average, compared to a higher yield of 5.21% in the same period in 2006. Bonds were issued in the current quarter at an average yield of 5.13%, compared to a lower yield of 5.06% in the same period in 2006. Attractiveness of discount notes, as measured in terms of spread to LIBOR, was uneven in the third quarter and explains changes in volume of issuances in the current quarter. When issuance execution levels were unattractive earlier in the third quarter, outstanding discount notes averaged $10.8 billion. Issuances increased and outstanding amount of discount notes averaged $14.4 billion in August when spread was about 20 basis points below LIBOR; issuances were up and outstanding amounts of discount notes averaged $24.5 billion in September 2007 when at times the spread was 50-90 basis points below LIBOR. At September 30, 2007, the amount of discount notes outstanding was $30.1 billion. As a result of lower issuance cost of discount notes in the current year quarter, the overall cost of financing balance sheet assets was restrained and grew by only 2 basis points. In contrast, overall yield on interest-earning assets grew by 5 basis points in the same period.

Year-to-date - For the first nine months of 2007, total interest expense was $3.1 billion, up by $159.8 million from the prior year period. Higher coupons and yields contributed to $210.5 million in higher funding costs. Increase in debt expenses, because of higher overall yield was partly offset by $50.8 million decline in funding costs because of lower funding needs, as represented by lower average balance sheet. The increase in balance sheet assets occurred mainly towards the end of the third quarter and its impact on average assets was not very significant, and as a result balance sheet assets averaged $84.7 billion in the first nine months of 2007, down from $85.6 billion in the prior year period.
Consolidated bond debt service costs, net of the impact of interest rate swaps, was $2.4 billion, up by $276.7 million from prior year period. Interest expense associated with consolidated obligation discount notes was $553.1 million, down by $154.6 million from prior year period. As a percentage of total expense, discount notes accounted for 18.2% for the first nine months of 2007, compared to 24.5% in the prior year period. Through most of the first nine months of 2007, the Bank opted to reduce the issuance of discount notes because of more attractive alternative funding structures. Relative spread to 3-month LIBOR was tighter during most of the first two quarters of 2007 and the Bank was able to achieve better short-term funding executions through the issuance of alternative funding structures, such as the issuance of fixed-rate callable debt with very short lock-out periods in conjunction with the execution of receive-fixed, pay-LIBOR indexed interest rate swaps with mirrored short lock-out call terms. In a rising-rate environment, derivative counterparties tended to exercise their right to terminate the swap; in turn, the Bank exercised its right to call the bond, effectively converting a medium-term debt into a short-term debt at better overall spreads to LIBOR than the issuance of term discount notes.
Late in the second quarter of 2007, the yield curve steepened sharply and favorable execution spreads for short lockout callable debt declined. Midway through the second quarter of 2007, pricing returned to more normal levels for issuances of discount notes. Towards the latter part of the third quarter of 2007, discount notes were in great demand by investors which drove down spreads to very attractive levels for the FHLBNY and outstanding balances increased to $30.1 billion as of September 30, 2007.
Impact of debt hedging - Cash flows from interest rate swaps were an important component of interest expense on debt. The FHLBNY issues both fixed-rate callable and non-callable debt. Typically, the Bank issues callable debt with the simultaneous execution of callable interest rate swaps to modify the effective interest rate terms and the effective durations of its fixed-rate callable debt. A substantial percentage of non-callable fixed-rate debt is also swapped to “plain vanilla” LIBOR-indexed cash flows.
•	In the third quarter of 2007, the net impact of accruals of receive-fixed interest-rate swaps and pay-LIBOR indexed cash flows associated with SFAS 133 qualifying debt hedges was a net out-flow of cash to derivative counterparties. Such cash out-flows increased debt expense by $44.8 million, compared to similar out-flow of $99.5 million in the prior year period.

•	For the first nine months of 2007, interest accruals associated with receive-fixed, pay-LIBOR-indexed cash flows also resulted in cash out-flows of $141.9 million, compared to $224.0 million for prior year period.
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

However, the negative impact of interest rate exchanges associated with debt hedging activities has declined in the current year primarily as a result of the narrowing gap between fixed coupons being paid to the Bank and the LIBOR-indexed variable coupons being paid by the Bank to derivative counterparties in the interest rate exchange agreements. Changes in the term structure of interest rates in the third quarter of 2007 tended to narrow the spread differential between the Bank’s fixed-rate coupons on the fixed leg of the swap and the LIBOR-indexed coupons on the variable leg of the swap. Also, debt hedge volume declined in the first nine months of 2007 as a result of a lower average balance sheet compared to prior year period.
These cash flow patterns were consistent with prevailing interest rate environment during the third quarter of 2007, and were also consistent with the Bank’s asset-liability management practices of converting fixed-rate debt largely to variable rate that would reset with changes in interest rates in the marketplace. The Bank executes a similar strategy with its fixed-rate advances, converting fixed-cash flows to variable-rate cash flows.
The table below summarizes interest expense paid on consolidated obligation bonds and the impact of interest rate swaps (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Consolidated bonds-Interest expense
Gross interest expense before adjustment for interest rate swaps	$(804,609)	$(695,699)	$(2,255,355)	$(1,896,547)
Net interest adjustment for interest rate swaps	(44,798)	(99,478)	(141,899)	(224,027)

Total Consolidated bonds-interest expense reported	$(849,407)	$(795,177)	$(2,397,254)	$(2,120,574)

Net Interest Spread – For the third quarter of 2007, net spread earned was 31 basis points, slightly up from 28 basis points in the prior year period. The Bank has benefited from attractive issuance levels of discount notes, relative to LIBOR, and the Bank was able to increase liquidity by investing in money market instruments and “lock-in” favorable margins. In the current quarter, the overall cost of interest-bearing liabilities increased by 2 basis points compared to prior year, while the increase in asset yields over the comparable periods was 5 basis points. For the FHLBNY, member capital is an important source of revenues. Member capital and retained earnings earned an average spread that was higher by 5 basis points in the current quarter compared to prior year period. Contribution to net interest margin by investing $4.4 billion in stockholders’ equity and net non-interest bearing liabilities was an important factor in the favorable current quarter results.
Yields earned from mortgage-backed securities lagged behind the overall increase in yields on interest-earning assets, and increased by only 3 basis points to yield 5.50% in the current quarter. In contrast, the overall yield on interest earning assets grew by 5 basis points in the current quarter compared to prior year period. The Bank has remained opportunistic in acquiring mortgage-backed securities and has acquired such securities only when they met the Bank’s risk/reward profile.
Net margin, which is a measure of balance sheet efficiency, was 56 basis points in the current quarter, up from 54 basis points in the prior year period. Net margin is net interest income divided by average earning assets and is reported on an annualized basis.

For the first nine months of 2007, net spread earned was 30 basis points, up from 29 basis points in the prior year period. Net margin was 56 basis points in the first 9 months of 2007, up from 53 basis points in the prior year period.
Spread/Yield Analysis:
The following tables summarize the Bank’s net interest income and net interest yield and provide an attribution of changes in rates and volumes of the FHLBNY’s interest-earning assets and interest bearing liabilities.
Spread and yield analysis for the third quarter of 2007 and 2006:

	Three months ended
	September 30, 2007			September 30, 2006
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$64,681,811	$885,601	5.43%	$68,164,613	$923,797	5.38%
Interest-earning deposits	7,845,983	107,355	5.43	5,968,154	80,752	5.37
Federal funds sold	4,418,147	58,446	5.25	2,565,815	34,403	5.32
Investments	10,852,391	150,405	5.50	11,179,873	154,232	5.47
Mortgage loans and other loans	1,516,304	20,117	5.26	1,482,011	19,214	5.14

Total interest-earning assets	$89,314,636	$1,221,924	5.43%	$89,360,466	$1,212,398	5.38%

Funded By:
Consolidated obligations-bonds	$65,632,663	$849,407	5.13%	$62,306,385	$795,177	5.06%
Consolidated obligations-discount notes	16,457,601	210,701	5.08	20,622,507	270,759	5.21
Interest-bearing deposits and other borrowings	2,803,533	35,794	5.07	1,887,767	24,042	5.05

Total interest-bearing liabilities	84,893,797	1,095,902	5.12%	84,816,659	1,089,978	5.10%

Capital and other non-interest- bearing funds	4,420,839	—		4,543,807	—

Total Funding	$89,314,636	$1,095,902		$89,360,466	$1,089,978

Net Interest Spread		$126,022	0.31%		$122,420	0.28%

Net Interest Margin (Net interest income/Earning Assets) [1]			0.56%			0.54%

Spread and yield analysis for the first nine months of 2007 and 2006:

	Nine months ended
	September 30, 2007			September 30, 2006
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$61,158,823	$2,470,060	5.40%	$65,026,664	$2,430,737	5.00%
Interest-earning deposits	6,750,865	272,008	5.39	6,199,622	226,847	4.89
Federal funds sold	3,669,547	145,261	5.29	2,478,645	92,433	4.99
Investments	10,885,110	453,023	5.56	10,381,494	422,429	5.44
Mortgage loans and other loans	1,501,881	59,352	5.28	1,467,867	56,805	5.17

Total interest-earning assets	$83,966,226	$3,399,704	5.41%	$85,554,292	$3,229,251	5.05%

Funded By:
Consolidated obligations-bonds	$62,865,728	$2,397,254	5.10%	$59,763,291	$2,120,574	4.74%
Consolidated obligations-discount notes	14,301,400	553,137	5.17	19,596,722	707,711	4.83
Interest-bearing deposits and other borrowings	2,583,645	97,747	5.06	1,715,551	60,084	4.68

Total interest-bearing liabilities	79,750,773	3,048,138	5.11%	81,075,564	2,888,369	4.76%

Capital and other non-interest- bearing funds	4,215,453	—		4,478,728	—

Total Funding	$83,966,226	$3,048,138		$85,554,292	$2,888,369

Net Interest Spread		$351,566	0.30%		$340,882	0.29%

Net Interest Margin (Net interest income/Earning Assets) [1]			0.56%			0.53%

Note 1:   Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the Bank and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond, typically resulting in funding at an advantageous price. Similarly, the Bank makes fixed-rate advances to members and hedges the advance with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and rates are annualized.

Rate and Volume Analysis
The Rate and Volume Analysis presents changes in interest income, interest expense, and net interest income that are due to changes in volumes and rates. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the FHLBNY’s interest income and interest expense (in thousands):

	Three months ended
	September 30, 2007 vs. September 30, 2006
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$(47,201)	$9,005	$(38,196)
Interest-earning deposits	25,408	1,195	26,603
Federal funds sold	24,836	(793)	24,043
Investments	(4,518)	691	(3,827)
Mortgage loans	445	458	903

Total interest income	(1,030)	10,556	9,526

Interest Expense
Consolidated obligations-bonds	42,452	11,778	54,230
Consolidated obligations-discount notes	(54,682)	(5,376)	(60,058)
Deposits and borrowings	11,662	90	11,752

Total interest expense	(568)	6,492	5,924

Changes in Net Interest Income	$(462)	$4,064	$3,602

	Nine months ended
	September 30, 2007 vs. September 30, 2006
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$(144,582)	$183,905	$39,323
Interest-earning deposits	20,170	24,991	45,161
Federal funds sold	44,411	8,417	52,828
Investments	20,493	10,101	30,594
Mortgage loans	1,316	1,231	2,547

Total interest income	(58,192)	228,645	170,453

Interest Expense
Consolidated obligations-bonds	110,084	166,596	276,680
Consolidated obligations-discount notes	(191,234)	36,660	(154,574)
Deposits and borrowings	30,403	7,260	37,663

Total interest expense	(50,747)	210,516	159,769

Changes in Net Interest Income	$(7,445)	$18,129	$10,684

Non-Interest Income
The following table summarizes non-interest income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Other income (loss):
Service fees	$865	$878	$2,526	$2,541
Net realized and unrealized gain (loss) on derivatives and hedging activities	7,882	575	13,444	5,675
Losses from extinguishment of debt and other	(741)	(2,510)	(4,510)	(6,750)

Total other income	$8,006	$(1,057)	$11,460	$1,466

Service fees - Service fees were derived primarily from providing correspondent banking services to members and fees earned on standby letters of credit.
Net realized and unrealized gain (loss) on derivatives and hedging activities - The Bank may designate a derivative as either a hedge of the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or of the variability of future cash flows of a floating-rate asset or liability (cash flow hedge). The Bank has not early adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115” (“SFAS 159”).
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge under the provisions of SFAS 133, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in Other Income as Net realized and unrealized gain (loss) on derivatives and hedging activities.
Net interest settlements on derivatives designated and SFAS 133 qualifying as fair value or cash flow hedges are recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities. Net interest settlements on derivatives that do not qualify for hedge accounting under SFAS 133 are recorded in Other Income as Net realized and unrealized gain (loss) on derivatives and hedging activities.
To the extent of the effectiveness of a hedge, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income.
For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivatives are recognized in Other Income as Net realized and unrealized gain (loss) on derivatives and hedging activities.
Net realized and unrealized gains and losses from hedging activities are typically determined by changes in the benchmark interest rate (designated as LIBOR by the FHLBNY) and the degree of ineffectiveness of hedging relationships between the change in the fair value of derivatives and change in the fair value of the hedged assets and liabilities attributable to changes in benchmark interest rate. Typically, such gains and losses represent hedge ineffectiveness between changes in the fair value of the hedged item and changes in the fair value of the derivative. The net contractual interest accruals on interest rate swaps considered as not qualifying for hedge accounting under the provisions of SFAS 133, and interest received from in-the-money options are also included in “Net realized and unrealized gain (loss) on derivatives and hedging activities.” Interest accruals associated with SFAS 133 qualifying derivatives are recorded in interest income and interest expense.

For the third quarter of 2007, hedging activities resulted in $7.9 million in net gains compared to $0.6 million in the prior year period. For the first nine months of 2007, the reported net gain was $13.4 million compared to $5.7 million in the prior year period.
The primary components of reported gains and losses from hedging activities for the third quarter and the first nine months of 2007 compared to prior year periods are discussed below:
Debt hedging - Changes in the benchmark interest rate (LIBOR for the Bank) and implied volatilities of interest rates (i.e., market’s expectation of potential changes in future interest rates) of fair value hedges using receive-fixed, pay-variable swaps were:
•	SFAS 133 qualifying fair value hedges of the Bank’s debt resulted in a net loss of $3.6 million in the third quarter of 2007 on total notional hedged amount of $37.4 billion. Unrealized loss for the quarter was $4.3 million, partly offset by realized gains of $0.7 million. In comparison, loss in the prior year third quarter from SFAS 133 qualifying hedges was $7.3 million on total notional of $43.5 billion. For the first nine months of 2007, SFAS 133 qualifying fair value hedges of debt resulted in realized gains of $4.0 million, partly offset by unrealized losses of $3.5 million, for a net gain of $0.5 million in the first nine months of 2007.

•	SFAS 133 non-qualifying fair value hedges resulted in net unrealized gain of $5.1 million for the third quarter of 2007. The notional amount outstanding of non-qualifying debt hedges at September 30, 2007 was $3.6 billion. For the first nine months of 2007, debt hedging activities that did not qualify for hedge accounting under SFAS 133 resulted in a gain of $3.4 million. Recorded net accruals from non-qualifying derivatives were SFAS 133 and recorded as realized gains of $0.5 million and $1.5 million in the current quarter and the first nine months of 2007. In the prior year periods, the impact of non-qualifying debt hedges was not significant. Gains and losses from non-qualifying hedges are classified as economic hedges. While such hedges did not meet the SFAS 133 hedge accounting criteria, the hedges were executed to mitigate business risk and met the Bank’s risk management objectives.
Advance Hedging - Changes in the benchmark interest rate (LIBOR for the Bank) and the implied volatilities of interest rates of fair value hedges using pay-fixed, receive-variable swaps associated with SFAS 133 qualifying hedges of the Bank’s advances were as follows:
•	In the third quarter of 2007, unrealized gain was $5.4 million on total hedged notional of $42.2 billion at September 30, 2007. For the comparable third quarter of 2006, reported net unrealized gain was $0.9 million on total hedged notional of $36.4 billion at September 30, 2006. Amortization of basis adjustments was a gain of $0.1 million in the current year quarter, compared to $0.5 million in the prior year quarter.

•	In the first nine months of 2007, SFAS 133 qualifying hedging activities resulted in net unrealized gains of $6.6 million. Amortization of basis adjustments was a gain of $0.8 million. In the first nine months of 2006 SFAS 133 qualifying fair value hedges of advances resulted in net unrealized gain of $0.8 million, and amortization of basis adjustments was a gain of $1.7 million.

Option values of caps and floors - In the third quarter of 2007, changes in the fair value basis of caps and floors, collectively “options”, resulted in $0.6 million in reported realized losses, principally from market-amortization of the time value of purchased options approaching expiration. Net interest income accruals from in-the-money option contracts associated with variable-rate advances contributed $1.0 million in realized gains. Certain purchased options, indexed to LIBOR, were in-the-money during 2007 as short-term interest rates rose past the contractual “strike-prices” of the option contracts, and the Bank accrued to income the difference between the option strike price and prevailing LIBOR rates. Under hedge accounting rules, such periodic contractual interest income is also considered as cash flows from economic hedges and is reported in “Net realized and unrealized gain (loss) on derivatives and hedging activities” in the statements of income. The change in fair value basis of options in the third quarter of 2006 resulted in a loss of $1.7 million, offset by $3.1 million of interest income accrued from in-the-money options.
In the first nine months of 2007, changes in the fair value basis of options, principally market amortization of time value of the option contracts resulted in a loss of $2.0 million, which was offset by $2.8 million in interest income accrued from in-the-money options. In the comparable period in 2006, change in the fair value basis of options resulted in a loss of $5.9 million, offset by $6.8 million of interest income accrued from in-the-money options.
Debt Extinguishment - In the third quarter of 2007, the Bank retired $104.0 million of consolidated obligation bonds at a cost that exceeded book value by $0.8 million. In the prior year period, the Bank retired $35.0 million of debt at a cost that exceeded book value by $2.5 million.
In the first nine months of 2007, loss from debt extinguishment was $4.6 million and $487.0 million of bonds were retired. The bonds retired in 2007 were by transferring the debt obligation to another FHLBank at negotiated market prices. Bonds retired in the first nine months of 2006 totaled par amounts of $283.0 million and book value exceeded proceeds by $6.8 million.
Bonds transferred were fixed-rate, non-callable and with coupons that were higher than the prevailing market coupons. When assets are prepaid in advance of their expected or contractual maturities, the Bank also attempts to extinguish debt in order to re-align asset and liability cash flow patterns. Debt extinguished was associated with prepayments of advances and commercial mortgage-backed securities.

Non-Interest Expense
Operating expenses include the administrative and overhead costs of running the Bank and costs of providing advances to members, managing the investment portfolios, and delivering correspondent banking services. The FHLBanks pay the costs of the Office of Finance, a joint office of the FHLBanks that facilitates issuing and servicing the consolidated obligations of the FHLBanks, preparation of the combined quarterly and annual financial reports, and certain other functions. The FHLBanks also are assessed the operating expenses of the Finance Board, the regulator of the FHLBanks.
The following table sets forth the principal components of other expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Other expenses:
Operating	$16,518	$15,438	$49,442	$46,108
Finance Board and Office of Finance	1,209	1,288	3,721	3,562

Total other expenses	$17,727	$16,726	$53,163	$49,670

The following table summarizes the major categories of operating expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Salaries and employee benefits	$11,759	$9,847	$32,894	$29,409
Temporary workers	83	106	242	198
Occupancy	963	930	2,921	2,824
Depreciation and leasehold amortization	1,171	861	3,287	2,901
Contractual services	991	753	3,642	3,360
Professional and legal fees	206	1,664	2,358	3,196
Other	1,345	1,277	4,098	4,220

Total operating expenses	$16,518	$15,438	$49,442	$46,108

Increase in head count and general inflationary increases in salary expenses was one factor that caused operating expenses to increase. Another factor was increase in supplemental pension and post retirement health benefit plans. The numbers and scale of consulting projects in 2007 were generally less than those contracted in 2006 and explain the decline in professional fees.
Assessments
Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program and to satisfy its Resolution Funding Corporation assessment. These are more fully described under the section “Assessments” in notes to the unaudited financial statements.
REFCORP assessment on net income was $21.3 million for the third quarter of 2007, compared to $19.2 million for the prior year period. For the first nine months of 2007, the REFCORP assessment was $56.8 million, compared to $53.7 million for the prior year period. The assessments that were set aside from net income for the Affordable Housing Program (AHP) were $9.8 million for the third quarter of 2007, compared to $8.6 million for the prior year period. Both the REFCORP and AHP assessments are based on income and a decrease or increase reflect changes in pre-assessment income for the three and nine month periods ended September 30, 2007 over the comparable periods in 2006.

Financial Position — Assets, Liabilities and Shareholders’ Capital
Selected balance sheet data (in thousands)

	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$16,634	$38,850
Interest-bearing deposits	11,557,305	5,591,077
Federal funds sold	2,704,000	3,661,000
Available-for-sale securities	13,175	—
Held-to-maturity securities	10,853,078	11,251,098
Advances	75,072,136	59,012,394
Mortgage loans held-for-portfolio	1,514,573	1,483,419
Accrued interest receivable	502,062	406,123
Premises, software, and equipment, net	12,089	11,107
Derivative assets	119,873	224,775
All other assets	17,677	23,144

Total assets	$102,382,602	$81,702,987

Liabilities
Deposits
Interest-bearing demand	$3,316,709	$2,307,733
Non-interest bearing demand	2,491	1,795
Term	23,800	80,000

Total deposits	3,343,000	2,389,528

Consolidated obligations
Bonds	63,019,870	62,042,675
Discount notes	30,063,824	12,191,553

Total consolidated obligations	93,083,694	74,234,228

Mandatorily redeemable capital stock	244,058	109,950

Accrued interest payable	769,677	735,215
Affordable Housing Program	112,481	101,898
Payable to REFCORP	21,304	17,475
Derivative liabilities	279,420	107,615
Other liabilities	62,888	102,685

Total liabilities	97,916,522	77,798,594

Capital	4,466,080	3,904,393

Total liabilities and capital	$102,382,602	$81,702,987

Balance sheet overview
At September 30, 2007, the Bank’s total assets were $102.4 billion, an increase of $20.7 billion, or 25.3%, from December 31, 2006. In August of the current quarter, the Bank experienced unprecedented increase in member demand for advances, and par amount of advances grew from $61.4 billion at the end of the second quarter of 2007 to $66.5 billion at August 31, 2007, and increased again in September to a record amount of $74.6 billion (par amount) at the end of the third quarter of 2007.
The Bank also increased investments in short-term money market investments — interest-bearing deposits and Federal funds sold — with the goal of increasing balance sheet liquidity. Investments in both categories have averaged higher in the current quarter and the first nine months of 2007 compared to comparable periods in 2006. Historically, the Bank has maintained a significant inventory of highly liquid Federal funds and short-term certificates deposits at other highly-rated financial institutions to ensure liquidity for its members’ borrowing needs.

In the second quarter of 2007 management perceived some volatility in the credit markets, and to ensure members’ liquidity needs would be met, the Bank began to increase its balance sheet liquidity by increasing its investments in money market instruments. At December 31, 2006, interest earning deposits and Federal funds sold stood at $5.6 billion and $3.7 billion, respectively. As a result of management’s perception of increased demand due to market volatility, investment in liquid assets was increased by $2.1 billion at June 30, 2007, and by another $2.9 billion at September 30, 2007. Increased liquidity at September 30, 2007 increased balance sheet leverage to 22.9 times shareholders’ capital, up from 20.9 at December 31, 2006.
Generally, growth in advances does not impact balance sheet leverage under existing capital stock management practices, but increases or decreases in investments has an impact on leverage. Members are required to purchase capital stock to support their borrowings from the Bank. When capital is in excess of the amount that is required to support advance borrowings, the Bank redeems capital stock immediately. Stockholders’ capital increases and decreases with members’ advance borrowings, and capital to asset ratios would remain unchanged. As capital increases or declines in line with higher or lower volumes of advances, the Bank may also adjust its assets by increasing or decreasing holdings of short-term investments in certificates of deposit, and, to some extent, its positions in Federal funds sold, which it inventories to accommodate unexpected member needs for liquidity.
At September 30, 2007, the Bank’s total liabilities were $97.9 billion, an increase of $20.1 billion, or 25.9% from December 31, 2006. Liabilities were higher to fund significant member demand for advances, and to finance additional investments in short-term liquid funds, such as certificates of deposits and Federal funds sold. Increase in funding was primarily from greater use of discount notes, which increased by $17.9 billion between December 31, 2006 and September 30, 2007. Discount notes are consolidated obligation debt with maturities from overnight up to 365 days. Typically, consolidated obligation bonds have maturities of one year or longer.
Advances
The FHLBNY’s primary business is making collateralized loans, known as “advances”, to members.
Reported book value of advances was $75.1 billion at September 30, 2007, up dramatically from $59.0 billion at December 31, 2006, and $61.2 billion at the end of the second quarter of 2007.
The third quarter surge in advances was unprecedented. One hundred seven members increased their borrowing by an average of $137.6 million in the third quarter. By way of contrast, 76 members reduced their borrowing by an average of only $18.0 million. These metrics demonstrate the depth and width of member demand for liquidity in the recent market turmoil, and the FHLBNY’s readiness to meet that demand. Eight members increased their borrowing by more than $500.0 million in the third quarter of 2007, an indicator of the importance to the FHLBNY of the borrowing decisions of its larger members.
The very significant increase in the advance portfolio reflects in part to the FHLBNY’s willingness to be a reliable provider of well-priced funds to our members, and in part to the FHLBNY’s ability to raise funding in the market place through the issuances of consolidated obligation bonds and discount notes to local and global investors. In meeting member demand for liquidity, the Bank did not adjust pricing to either discourage members advance growth nor did the Bank take advantage of the dislocation in the marketplace in an environment of uncertainty.

Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and term funding driven by economic factors, such as availability to the Bank’s members of alternative funding sources that are more attractive, or by the interest rate environment and the outlook for the economy. Members may choose to prepay advances, which may incur prepayment penalty fees, based on their expectations of interest rate changes and demand for liquidity. Demand may also be influenced by the dividend payout rate to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership stock and activity stock. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by members of another FHLBank or a non-member, they no longer qualify for membership in the FHLBNY and the FHLBNY may not offer additional advances to non-members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight lending.
Advances — By type
The following table summarizes advances by product types (dollars in thousands):

	September 30, 2007		December 31, 2006
		Percentage		Percentage
	Amounts	of total	Amounts	of total
Adjustable Rate Credit — ARCs	$19,132,794	25.66%	$13,251,464	22.47%
Fixed Rate Advances	33,723,213	45.24	29,873,543	50.64
Repurchase (Repo) Agreement	14,889,599	19.97	11,969,036	20.29
Short-Term Advances	4,782,810	6.42	1,824,705	3.09
Mortgage Matched Advances	668,652	0.90	757,050	1.28
Overnight Line of Credit (OLOC) Advances	1,098,399	1.47	1,187,685	2.02
All other categories	255,684	0.34	125,787	0.21

Total par value of advances	74,551,151	100.00%	58,989,270	100.00%

Discount on AHP Advances	(440)		(519)
Net premium on advances	14		489
SFAS 133 hedging adjustments	521,411		23,154

Total	$75,072,136		$59,012,394

Advance growth was across all the principal advance products offered to members, with the greatest increases in Adjustable Rate Credit advances (“ARCs), Short-Term fixed-rate advances, Repurchase Agreement advances (“Repo”), and Fixed-Rate putable advances.
ARC Advances - ARC Advances grew from $13.3 billion at December 31, 2006 to $19.1 billion at September 30, 2007. A new member borrowed $1.1 billion in the first six months and except for that borrowing, the growth in demand for the ARC product occurred in the third quarter of 2007. ARC Advances grew from $14.4 billion at June 30, 2007 to $19.1 billion at September 30, 2007, an increase of 33.1%, or $4.8 billion in the third quarter. Generally, the FHLBNY’s larger members have been the more significant borrowers of ARCs, and the growth in the third quarter was also concentrated among the larger members.
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

Fixed-rate Advances - Demand for Fixed-rate Advances also increased but growth was less than the growth of the ARC product. Fixed-rate Advances are primarily fixed-rate putable or convertible advances, and outstanding balances may decrease because of the put feature which allows the FHLBNY to exercise its right to “terminate” the advance at pre-determined dates or a series of dates.
One large member increased its borrowing in the first quarter of 2007. Outstanding balance remained virtually unchanged through to the second quarter of 2007. From a total outstanding of $31.5 billion at June 30, 2007, Fixed-rate Advances grew to $33.7 billion at September 30, 2007. Almost all of the growth was from increased borrowings of fixed-rate putable or convertible advances. Fixed-rate putable advances outstanding at December 31, 2006 were $21.9 billion, increased to $24.3 billion at June 30, 2007, and to $26.7 billion at September 30, 2007. Certain reported putable advances may be no longer putable if the puts have not been exercised by their last exercise dates. The competitively priced convertible fixed-rate advances continue to be in demand by members. Increase in demand was offset by member initiated prepayments and Bank initiated puts of convertible advances. In the third quarter, the Bank exercised its option to put $1.5 billion of fixed-rate convertible advances back to its member-borrowers. Members were offered “replacement” advances at prevailing terms, and new borrowings offset Bank initiated puts.
Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from 2 days to 30 years. Fixed-rate advances were the largest category of advances. Fixed-rate, putable advances are competitively priced where the FHLBNY has purchased the option from the member to put the advance back to borrowers (members) at predetermined exercise dates. This feature lowers the member’s cost of the advance. These advances are known as “convertible” or “putable” advances. If on the put date, the Bank exercises its options, the existing advance is matured. The member may request an advance of any type or term within the available suite of advance products that is offered to all members on that day. In order to qualify for an advance, regardless of whether or not the advance is replacement funding, a member must meet the Bank’s credit and collateral criteria.
REPO Advances - This product includes both putable (also referred to as “convertible”) advances and non-putable advances. Except for $500.0 million of a long-term non-convertible advance borrowed by a new member in second quarter of 2007, borrowed amounts remained largely unchanged until the third quarter of 2007. In the third quarter REPO Advances grew by $2.4 billion or 18.8%. At September 30, 2007, REPO Advances were $14.9 billion, up from $12.5 billion at June 30, 2007, and $12.0 billion at December 31, 2006. It appears that other sources of “repo” credit for members withdrew from the market in August and September in the current year quarter. Increase in borrowings has been largely related to demand for non-putable REPO advances. Demand for convertible REPO advances in the third quarter of 2007 has not been as strong. Putable REPO advance at December 31, 2006 was $8.9 billion, increased to $9.6 billion at June 30, 2007, and increased by only $0.2 billion in the third quarter to $9.8 billion at September 30, 2007. Certain reported putable advances may be no longer putable if the puts have not been exercised by their last exercise dates.
REPO Advances are secured by eligible securities and can be structured to have a fixed or variable interest rate, “bullet” or quarterly interest payments, and a put option, by which the FHLBNY receives an option to require payment after a predetermined lockout period. Members may use U.S. Treasuries, Agency-issued debentures, and mortgage-backed securities as collateral.
Short-term Advances - Short-term fixed-rate advances were at their historical low-point in the first quarter of 2007, and increased slightly to $864.0 million at June 30, 2007. Member demand had been very weak through August 2007, as the relatively higher coupons in the short-end of the term structure of interest rates made borrowings unattractive given the availability of alternative funding to members in the overnight and term “repo markets.” Since then, short-rates have declined. The FHLBNY’s cost of funding short-term advances declined significantly and the FHLBNY was able to pass on benefits by way of relatively lower coupons to its members. As with REPO Advances, alternative funding sources that had been previously available to members, in particular the “repo markets”, tightened due to market conditions. These conditions resulted in heavy demand for Short-term Advances in September 2007, and outstanding balances grew by $3.9 billion, an extraordinary growth over a very short time, to reach $4.8 billion at September 30, 2007.

Member prepayment activity — Prepayments initiated by a small number of members in the third quarter of 2007 totaled $493.3 million and $1.1 billion for the first nine months of 2007.
Merger activity — Four members became non-members in the third quarter of 2007, for a total of five in the first nine months of 2007. Advances outstanding to non-members were $1.8 billion at December 31, 2006 and as a result of the activity in the third quarter of 2007, the amount outstanding at September 30, 2007 increased to $3.4 billion.
Impact of hedging - The Bank hedges certain advances under the provisions of SFAS 133 by the use of both callable and non-callable interest rate swaps as fair value hedges. Net interest accruals from qualifying hedges are recorded with interest income from advances. Fair value changes of qualifying hedged advances are recorded in “Net realized and unrealized gains losses on derivative and hedging activities”, a component of other income, and an offset recorded as basis adjustment to the carrying amount of the advances. In addition, certain LIBOR-indexed advances have “capped” coupons. These caps are offset by purchased options (caps) with mirror-image terms. Fair value changes of caps due to changes in the benchmark rate and option volatilities are recorded through “Net realized and unrealized gains and losses on derivative and hedging activities.”
The most significant elements that impacted balance sheet reporting included the recording of fair value basis adjustments. Also, when advances are hedged by callable swaps, the possibility of exercise of the swaps and the associated advances shortens the effective maturities of the advances. The impact on the Bank’s income from hedging advances is discussed in “Results of Operations” elsewhere in the MD&A. Its impact as a risk management tool is discussed in Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
Reported book value at September 30, 2007 included net unrealized gains of $521.4 million resulting from fair value hedge basis adjustments under SFAS 133 hedge accounting rules, compared to unrealized gains of $23.2 million at December 31, 2006. Fair value basis of previously recorded realized gains and losses from discontinued hedges, net of amortization, was not material. Unrealized gains and losses represent changes in the fair values of hedged advances under the provisions of hedge accounting rules under SFAS 133.
The Bank hedged $42.2 billion of par amounts of advances outstanding, representing 56.6% of par amounts of advances outstanding at September 30, 2007, compared to $35.6 billion at December 31, 2006, or 60.3% of par amounts. Declining percentage of hedged advances to total advances is attributed to disproportionate growth in ARC Advances and Short-Term advances which are typically not hedged.
The Bank primarily hedges putable or convertible advances and certain “bullet” fixed-rate advances. Advances that are still putable aggregated $35.0 billion at September 30, 2007, up from $32.0 billion at June 30, 2007. Almost all putable advances with exercise dates in the future are hedged by swaps in SFAS 133 qualifying hedge relationships. Such fixed-rate putable advances are typically swapped back to LIBOR-indexed cash flows. The Bank’s derivatives book at September 30, 2007 and December 31, 2006, also included $1.2 billion in purchased interest rate “caps”; such options were an economic hedge of “capped” variable-rate advances borrowed by members.

The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the statements of condition were associated with hedging activities under the provisions of SFAS 133. At September 30, 2007, the fair value basis adjustment was $521.4 million representing net unrealized gains, compared to gains of $23.2 million at December 31, 2006. Fair value changes are typically from changes in the term structure of medium- and short-term rates, from changes in volatilities of such rates, and from the growth or decline in hedge volume. Fair value basis adjustments have exhibited significant changes at each quarter in 2007 and the changes were consistent with the changes in the term structure of interest rates in 2007. At March 31, 2007 the basis adjustment was an unrealized gain of $132.5 million; at June 30, 2007 reported basis adjustment was an unrealized loss of $170.7 million as a result of a steepening yield curve and higher rates at the longer-end of the yield curve at June 30, 2007 relative to the previous quarter-end date. Unrealized fair value losses of hedged advances, primarily fixed-rate, at June 30, 2007 were consistent with the concept that fixed-rate assets would decline in value in a rising interest rate environment.
At September 30, 2007, fair value basis adjustments became positive, and the Bank recorded net unrealized gains of $521.4 million. Compared to December 31, 2006 and the two quarters in 2007, the term structure of rates at September 30, 2007 has shifted downward, with rates projected to decline. Since hedged advances are typically fixed-rate and long in tenor, in a declining rate environment, fixed-rate advances exhibit increasing fair value basis adjustments, and unrealized gain position is consistent with the downward shift of the term structure of interest rates at September 30, 2007. Changes due to amortization of previously recorded realized gains and losses were not material. Unrealized gains and losses represented by the fair value basis adjustments were almost entirely offset by fair value unrealized losses and gains of the derivatives associated with the fair value hedges.
Investments
The FHLBNY acquires investments authorized by Finance Board policies and regulations, and it maintains substantial investments in high-quality, short- and intermediate-term financial instruments. At September 30, 2007 and December 31, 2006, the FHLBNY’s investments consisted of investment securities classified as held-to-maturity, interest-bearing deposits at highly-rated financial institutions, and Federal funds sold. Two grantor trusts were established in the third quarter of 2007 to fund current and potential future payments to retirees for supplemental pension plan obligations. Trust funds are invested in fixed-income and equity funds, which were classified as available-for-sale. The FHLBNY does not actively trade its investment securities.
The following table summarizes changes in investment by category (dollars in thousands):

	September 30,	December 31,	Dollar	Percentage
	2007	2006	Variance	Variance

State and local housing agency obligations	$595,461	$618,810	$(23,349)	(3.77)%
Mortgage-backed securities	10,257,617	10,632,288	(374,671)	(3.52)

Total investment securities	10,853,078	11,251,098	(398,020)	(3.54)

Grantor trusts	13,175	—	13,175	n/a
Interest-bearing deposits *	11,557,200	5,591,000	5,966,200	106.71
Federal funds sold	2,704,000	3,661,000	(957,000)	(26.14)

Total investments	$25,127,453	$20,503,098	$4,624,355	22.55%

*	Excludes bank deposits at another FHLBank.

Held-to-maturity Securities
Held-to-maturity securities were comprised of agency and privately issued mortgage, including commercial mortgage-backed securities and asset-backed securities, collectively referred to as “MBS” that were rated “Aaa” by Moody’s or “AAA” by S&P, and mortgage-pass-throughs and Real Estate Mortgage Investment Conduit bonds issued by government sponsored mortgage agencies. In addition, the FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) that were rated at least “Aa” by Moody’s or “AA” by S&P. Investment in mortgage-backed securities provides a reliable income stream. Limits for the size of the MBS portfolio are defined by Finance Board regulations, which limits holding of MBS to 300% of capital. At September 30, 2007 and December 31, 2006, the Bank was within these limits.
At September 30, 2007, held-to-maturity securities declined to $10.9 billion, compared to $11.3 billion at December 31, 2006.
•	Mortgage-backed securities comprised of fixed- and variable-rate investments were $10.3 billion at September 30, 2007, down from $10.6 billion at December 31, 2006. Fixed-rate MBS was $10.0 billion, slightly down from $10.4 billion at December 31, 2006; variable-rate MBS was $238.2 million, down from $274.5 million at December 31, 2006.

•	Investment in HFA bonds was $595.5 million, down from $618.8 million at December 31, 2006. No acquisitions were made during 2007.
Held-to-maturity investments in MBS and HFA bonds were allowed to decline as paydowns, prepayments and natural maturities exceeded new acquisitions. During the third quarter of 2007 the Bank purchased $386.2 million of triple-A, agency issued collateralized mortgage-backed obligations (“CMOs”). In the same period, paydowns of all held-to-maturity securities totaled $503.3 million.
During most of 2007 MBS spreads remained “tight” limiting opportunities for acquisitions. Only when pricing met the Bank’s risk-reward preferences, did the Bank consider an acquisition, and as a result purchases of new MBS investments have remained opportunistic. In the first nine months of 2007, the Bank acquired $1.1 billion, all triple-A rated, agency issued CMOs. In contrast, paydowns of MBS and HFA bonds were $1.5 billion in the same period.
Held-to-maturity MBS at September 30, 2007 included $765.1 million amortized cost, (market value $753.0 million) of seasoned MBS (acquired prior to 2003), and supported by non-conforming residential mortgage loans and home-equity loans collateralized at the time of issuance by loans with a weighted average FICO score of 660 or less. All securities were rated triple-A at the time of purchase and at September 30, 2007 and December 31, 2006. The held-to-maturity portfolio also included $86.8 million amortized cost (market value $84.1 million) of seasoned MBS supported by loans with high loan-to-value ratios (“HLTVs”). The HLTV securities were collateralized at the time of issuance by loans with a weighted average FICO score of 695 or greater. All securities were rated triple-A at the time of purchase, and at September 30, 2007 and December 31, 2006.
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

Short-term investments
High quality short-term investments such as Federal funds and certificates of deposits were held at September 30, 2007 and December 31, 2006, and provided the liquidity necessary to meet member credit needs and a reasonable return on members’ short-term deposits. Both short- and long-term investments were used by the FHLBNY to employ its capital and generated additional returns for its members. Short-term investments were higher at September 30, 2007, compared to December 31, 2006, and provided a flexible means of implementing the asset-liability management decision to increase liquidity.
Federal funds sold - Inventory of Federal funds sold was $2.7 billion, down from $3.7 billion at December 31, 2006. The average inventory for the third quarter was $4.4 billion, and for the first nine months of 2007, the average was $3.7 billion. Historically, the FHLBNY has been a provider of Federal funds to its members, allowing the FHLBNY to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.
Certificates of deposits - At September 30, 2007, certificates of deposit at highly-rated financial institutions, all maturing within 12 months or less, were $11.5 billion, up from $5.6 billion at December 31, 2006. Average for the third quarter was $7.8 billion, and for the first nine months the average was $6.7 billion. In September 2007, the Bank took advantage of favorable execution funding levels of discounts notes, issued short-term discount notes and immediately invested in certificates of deposits for the same amount and maturity and locked in a favorable spread.
Cash collateral pledged - The FHLBNY generally executes derivatives with major banks and broker-dealers and typically enters into bilateral collateral agreements. When counterparties are exposed, the Bank’s derivatives are in a net unrealized loss position, and the Bank would be called upon to pledge cash collateral to mitigate the counterparties’ credit exposure. Collateral agreements in place include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed upon thresholds. As of September 30, 2007, the Bank had pledged $52.2 million in interest-bearing deposits to derivative counterparties. Typically, such pledges earn interest at the overnight Federal funds rate. At December 31, 2006, no cash had been required to be pledged by the Bank.
Mortgage Loans Held-for-Portfolio
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2007		December 31, 2006
	2007	Percentage	2006	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$547,973	36.30%	$575,114	38.90%
Fixed long-term single-family mortgages	958,021	63.40	897,153	60.70
Multi-family mortgages	4,759	0.30	4,940	0.40

Total par value	1,510,753	100.00%	1,477,207	100.00%

Unamortized premiums	12,073		13,323
Unamortized discounts	(7,031)		(6,288)
Basis adjustment[1]	(629)		(230)

Total mortgage loans held-for-portfolio	1,515,166		1,484,012
Allowance for credit losses	(593)		(593)

Total mortgage loans held-for-portfolio after Allowance for credit losses	$1,514,573		$1,483,419

[1]	Represents open and closed delivery commitments accounted for as derivatives.

At September 30, 2007, the portfolio of mortgage loans was comprised principally of investments in Mortgage Partnership Finance loans (“MPF”®) with a book value of $1.5 billion, a net increase of $31.2 million from the amounts outstanding at December 31, 2006. During the first nine months of 2007, the Bank added $160.2 million in new MPF loans; run-offs, in contrast, were $127.6 million, including paydowns of CMA in the same period. The FHLBNY does not expect the MPF loans to increase substantially, and provides this product to its members as another alternative for members to sell their mortgage production.
Investment in Community Mortgage Asset loans (“CMA”), which has not been active since 2001, has declined steadily over time, was $4.8 million at September 30, 2007, down by $181.0 thousand from December 31, 2006.
Consolidated Obligations and Debt Financing Activity
The primary source of funds for the FHLBNY continued to be through issuance of consolidated obligation bonds and discount notes, together referred to as consolidated obligations.
Reported amounts of consolidated obligations outstanding, comprising of bonds and discount notes, at September 30, 2007 and December 31, 2006 were $93.1 billion and $74.2 billion, and funded 90.9 % and 90.8% of total assets at those dates. These ratios have remained substantially unchanged over the years, indicative of the stable funding strategy pursued by the FHLBNY to rely on FHLBank debt for financing its activities. Several tactical changes were made in response to member demand for liquidity in the third quarter of 2007 and investor demand for shorter-term FHLBank debt and discount notes in the same period.
Issuance volume increased dramatically to receptive local and global investors. Issuance volume increased and debt outstanding grew by $8.2 billion in August 2007, and $7.4 billion in September 2007 to accommodate member demand for advances and to support higher balance sheet liquidity through increased investments in short-term investments. Total debt outstanding was $78.6 billion at June 30, 2007 before the recent market turmoil; the amount outstanding grew to $93.1 billion at September 30, 2007, an increase of $14.5 billion, or 18.5% in the third quarter of 2007.
Two tactical funding strategy changes were employed in executing issuances of debt. First, in response to market demand for shorter-term debt, the Bank increased issuances of discount notes, which have maturities from overnight to 365 days. Second, the Bank also increased issuance of shorter-maturity bonds to replace maturing debt or debt that was being called by the Bank at pre-determined call exercise dates. Investor demand for shorter-term debt resulted in the issuance of discount notes at very favorable spreads to LIBOR and improved the Bank’s cost of funding. In the same period of time, member demand for ARC Advances which reprice at short intervals, and short-term advances saw unprecedented growth, and the Bank was able to issue short-term debt and finance short-term advances efficiently.
As a result of these tactical adjustments to funding strategy, the composition of debt outstanding at September 30, 2007 changed significantly compared to December 31, 2006. Discount notes outstanding at December 31, 2006 were $12.2 billion and grew to $30.1 billion at September 30, 2007, an increase of $17.9 billion. In contrast, consolidated obligation bonds increased by $782.8 million in par amounts at September 30, 2007 relative to December 31, 2006.

The following summarizes types of bonds issued and outstanding (in thousands):

	September 30, 2007	December 31, 2006

Fixed-rate, non-callable	$35,919,970	$37,328,640
Fixed-rate, callable	18,320,500	17,039,000
Step Up, non-callable	—	50,000
Step Up, callable	2,038,000	3,688,000
Single-index floating rate	6,710,000	4,100,000

Total par value	62,988,470	62,205,640

Bond premiums	19,102	23,334
Bond discounts	(30,398)	(33,300)
SFAS 133 fair value basis adjustments	44,792	(151,222)
Fair value basis adjustments on terminated hedges	(2,096)	(1,777)

Total carrying value	$63,019,870	$62,042,675

Fixed-rate non-callable debt - At September 30, 2007, fixed-rate non-callable debt decreased by $1.4 billion to $35.9 billion compared to $37.3 billion at December 31, 2006, as the Bank replaced maturing non-callable debt with either floating-rate debt or discount notes. At the end of the second quarter of 2007, the Bank had increased its issuance of fixed-rate non-callable bonds because of favorable execution levels prevailing during most of the first six months in 2007. The amount outstanding grew to $38.3 billion at the end of the second quarter of 2007. In the third quarter, FHLBank bond execution was also affected by the credit uncertainty in the markets, and despite the triple-A quality ascribed to the consolidated obligation bonds, investor demand was relatively stronger for shorter-term debt and discount notes. It is understandable that market turmoil drove investors into shorter duration investments and floating rate debt which reset periodically based on prevailing market rates also made them an attractive choice.
Execution levels and spreads favored issuances of discount notes and floating rate debt. Execution levels for longer-term non-callable bonds were less favorable, and the Bank did not replace maturing longer-term bonds and as a result outstanding amounts declined to $35.9 billion at September 30, 2007.
Fixed-rate callable debt - Execution levels and spreads on a swapped out basis was favorable during most of the first two quarters of 2007, and the Bank’s outstanding balance of fixed-rate callable debt was $19.7 billion in par amount at June 30, 2007, an increase of $2.7 billion from December 31, 2006. Since then, spreads to both Treasury securities and LIBOR widened mostly in the middle of the third quarter and execution levels and spreads were such that the issuance of callable debt was not as attractive. As a result, outstanding amounts of fixed-rate callable debt were allowed to decline and maturing or called bonds were not replaced. Total outstanding, which had stood at $19.7 billion at June 30, 2007 declined to $18.3 billion at September 30, 2007.
With a callable bond, the Bank purchases a call option from the investor, and the option allows the Bank to terminate the bond at predetermined call dates. When the Bank purchases the call option from investors it typically lowers the cost to the investor, who has traditionally been receptive to callable-bond yields offered by the FHLBNY.
Floating-rate debt – Issuances of floating-rate debt, indexed to LIBOR, increased earlier in the year because of execution spreads that were, at times, equal to or better than discount notes. The amounts outstanding grew to $5.5 billion at June 30, 2007, up from $4.1 billion at December 31, 2006. In the third quarter, floating-rate bonds, which reset periodically with market rates, also became an attractive choice for investors and dealers in the difficult market conditions. Increased investor appetite for floating-rate debt may also have been due to “flight to quality” and away from highly-rated commercial paper in the recent market turmoil.

Step-up bonds - Earlier in the year, in an environment of an inverted yield curve, market demand for step-up bonds was not strong. While the yield curve has since steepened, yields on step-up bonds have remained unattractive to investors who continue to remain on the side-line for such structures. We believe the term structure of interest rates was still not steep enough to present attractive yields on callable, step-up bonds. Typically, as short and long-term rates diverge, step-up bonds may become more popular as they offer a coupon structure that reflects the shape of the yield curve.
Discount notes - Consolidated obligation discount notes provide the FHLBNY with short-term funds. These notes have maturities up to one year and are offered daily through a dealer-selling group; the notes are sold at a discount from their face amount and mature at par.
Issuances of discount notes have been uneven in the first nine months of 2007, with an extraordinary surge in demand in the latter part of the current year third quarter.
The following summarizes discount notes issued and outstanding (dollars in thousands):

			Weighted
	Book	Par	Average
	Value	Value	Interest Rate

September 30, 2007	$30,063,824	$30,291,314	4.73%

December 31, 2006	$12,191,553	$12,255,625	5.10%

The ratio of discount notes to total assets at September 30, 2007 was 29.4%, significantly changed from 14.9%, the ratio at June 30, 2007 and December 31, 2006. All of the increase occurred in the third quarter of 2007.
Usage and issuance of discount notes during the first six months of 2007 declined compared to prior year periods because of the Bank’s view that the issuance of discount notes was at unfavorable yields relative to LIBOR. In the first six months of 2007, the Bank increased use of structured bonds associated with interest rate swaps to replace declining issuances of discount notes. This was in response to investor demand for the longer-term consolidated obligation bonds, particularly fixed-rate, callable bonds.
That condition changed dramatically in the third quarter of 2007 in the aftermath of the sub-prime mortgage market crises and the resulting decline in liquidity in the market place. Investor demand for FHLBank issued discount notes was almost unprecedented. Discount notes that had yielded 20 basis points below LIBOR very early in August were soon sought after by investors at a yield that at times was almost 90 basis points below LIBOR early in September. Reacting to market conditions and very favorable discount note yields, the Bank doubled its outstanding amounts of discount notes to $21.2 billion at August 31, 2007 from $10.1 billion at July 31, 2007. The Bank’s issuance of discount notes continued to increase in September 2007, and stood at $30.1 billion at September 30, 2007. The spread below LIBOR narrowed somewhat and was around 50 basis points below LIBOR at the end of the third quarter of 2007.

Consolidated Obligation bonds by contractual maturity.
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
Maturity	Amount	Rate	Amount	Rate

One year or less	$28,768,800	4.70%	$25,888,510	4.35%
Over one year through two years	15,450,020	4.94	20,458,280	4.69
Over two years through three years	8,310,450	5.10	6,007,350	4.80
Over three years through four years	2,582,700	4.99	3,275,700	4.62
Over four years through five years	3,180,200	5.26	2,077,900	5.00
Over five years through six years	794,750	5.22	529,800	4.71
Thereafter	3,901,550	5.39	3,968,100	5.29

Total par value	62,988,470	4.90%	62,205,640	4.60%

Bond premiums	19,102		23,334
Bond discounts	(30,398)		(33,300)
SFAS 133 fair value basis adjustments	44,792		(151,222)
Fair value basis adjustments on terminated hedges	(2,096)		(1,777)

Total carrying value	$63,019,870		$62,042,675

Bonds issued and outstanding at September 30, 2007 and December 31, 2006 were primarily medium-term. At September 30, 2007, 70.2% of par amounts of bonds would mature within two years, slightly down from 74.5% at December 31, 2006. Within three years, 83.4% of bonds would mature, slightly down from 84.2% at December 31, 2006.
Impact of hedging fixed-rate debt — The Bank hedges certain fixed-rate debt under the provisions of SFAS 133 by the use of both callable and non-callable interest rate swaps as fair value hedges. The Bank also hedges anticipatory issuances of bonds under the provisions of “cash flow” hedging rules under SFAS 133. Net interest accruals from SFAS 133 qualifying interest rate swaps are recorded together with interest expense of consolidated obligation bonds. Fair value changes of debt in a qualifying fair value hedge are recorded in “Net realized and unrealized gains losses on derivative and hedging activities”, a component of other income, and an offset recorded as basis adjustment to the carrying amount of the debt. Net interest accruals associated with derivatives not qualifying under SFAS 133 are recorded in “Net realized and unrealized gains losses on derivative and hedging activities.”
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

Of the par amounts of $63.0 billion in bonds outstanding at September 30, 2007, the Bank had hedged $37.4 billion under SFAS 133 qualifying fair value hedges, and another $3.6 billion in economic hedges that were non-qualifying under the provisions of SFAS 133 but were an acceptable strategy under the Bank’s risk management guidelines. In aggregate, the hedges represented a ratio of 65.0% of the amount of bonds swapped at September 30, 2007 in terms of par amounts. At December 31, 2006, the notional amount of swapped out debt stood at $40.7 billion on total debt of $62.2 billion, representing 65.4% of total par amount of consolidated obligation bonds. At September 30, 2007, the Bank had also executed hedges of anticipated issuances of debt in a cash flow hedge under the provisions of SFAS 133.
The reported carrying value of hedged consolidated bonds is adjusted for changes in their fair value basis adjustments that are attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for consolidated obligation debt in the statements of condition included hedging fair value basis adjustments of $44.8 million, representing unrealized losses at September 30, 2007, a change of $196.0 million compared to an unrealized gain position of $151.2 million at December 31, 2006.
Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume. Hedge volume, defined as the notional amount of hedged debt outstanding, was not a factor as notional amount outstanding at September 30, 2007 was $40.9 billion, only slightly up from $40.7 billion at December 31, 2006.
The yield curve at September 30, 2007 has shifted downward compared to December 31, 2006 for most tenors that are relevant to the Bank’s hedged debt portfolio. Only the 30-year forward rate appeared almost unchanged. In a falling interest rate environment, fixed-rate debt will exhibit fair value losses, and the change is consistent with the observed down shift in the yield curve especially in the short and the 2-3 year forward rates. The relative small size of the unrealized loss of $44.8 million at September 30, 2007 reflects two factors. First, the fair value of callable debt, which constituted a significant portion of the Bank’s bond fair value unrealized losses were close to par value because of the increased probability of the execution of call options in a lower interest rate environment. Second, a large portion of non-callable bonds were contractually maturing within two to three years and their fair values were also close to par value.
Changes due to amortization of previously recorded realized gains and losses were not material. Unrealized gains associated with hedged debt were almost entirely offset by unrealized losses associated with the interest rate swaps that hedged the consolidated obligation bonds at September 30, 2007 and December 31, 2006.

Consolidated Obligation bonds by maturity or next call date.
The issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond, and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity. The following table summarizes the consolidated bonds outstanding by years to maturity or next call date (in thousands):

	September 30, 2007	December 31, 2006
Year of Maturity or next call date
Due or callable in one year or less	$43,634,500	$40,152,210
Due or callable after one year through two years	11,981,320	14,786,280
Due or callable after two years through three years	2,750,950	1,959,650
Due or callable after three years through four years	1,224,000	1,608,000
Due or callable after four years through five years	838,200	928,900
Due or callable after five years through six years	456,750	284,800
Thereafter	2,102,750	2,485,800

Total par value	62,988,470	62,205,640

Bond premiums	19,102	23,334
Bond discounts	(30,398)	(33,300)
SFAS 133 fair value adjustments	44,792	(151,222)
Fair value basis adjustments on terminated hedges	(2,096)	(1,777)

Total carrying value	$63,019,870	$62,042,675

Because of the possibility of exercise on pre-determined call dates, it is probable that some 88.3% of bonds outstanding at September 30, 2007 may get called within two years.
Deposit Liabilities
Deposits liabilities comprised of member deposits and interest-bearing deposits pledged to the Bank as cash collateral by derivative counterparties, and from time-to-time may also include unsecured overnight borrowings from other FHLBanks.
Member deposits - The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature, with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Total deposits at September 30, 2007, including demand and term aggregated $3.3 billion up from $2.4 billion at December 31, 2006. Member deposits have fluctuated during the three quarters in 2007, averaging $1.8 billion in the first quarter, $2.7 billion in the second quarter and $2.6 billion in the third quarter. However, member deposits are not a significant source of liquidity for the Bank.
Cash collateral held - Cash collateral pledged to the FHLBNY by derivative counterparties at September 30, 2007 was $21.7 million compared to $124.0 million at December 31, 2006. These deposits were interest-bearing demand deposits that repriced daily based principally upon rates prevailing in the overnight Federal funds market. Derivative counterparties are required by agreement to pledge collateral to the FHLBNY to cover the FHLBNY’s credit exposure in the event of counterparty default. At September 30, 2007 and December 31, 2006, the FHLBNY’s exposure was represented by derivatives in an unrealized gain position, after giving effect to threshold triggers under collateral agreements with derivative counterparties.

Borrowings from other FHLBanks – The Bank borrows from other FHLBanks, generally for a period of one day. There were no borrowings outstanding at either September 30, 2007 or December 31, 2006. In the third quarter of 2007, the Bank borrowed $100.0 million for one day at market terms. In the first nine months of 2007, there were two overnight transactions of $20 million and $100 million at market terms.
Mandatorily Redeemable Capital Stock
The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the statements of income. Redeemable capital stock is generally accounted for under the provisions of SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”). Mandatorily redeemable stock at September 30, 2007 and December 31, 2006 represented stock held by former members who were no longer members by virtue of being acquired by members of other FHLBanks. Such stock will be repaid when the stock is no longer required to support outstanding transactions with the FHLBNY.
No member had notified the FHLBNY at September 30, 2007 or at December 31, 2006 of their intention to voluntarily withdraw from membership. The Bank reclassifies stock of members to a liability on the day the member’s charter is dissolved upon acquisition by a non-member.
At September 30, 2007 the amount of mandatorily redeemable stock classified as a liability was $244.1 million, compared to $77.6 million at June 30, 2007 and $109.9 million at December 31, 2006. In the third quarter of 2007, three members were acquired by non-members and a fourth member relocated its headquarters to outside the Bank’s membership district. In compliance with Finance Board regulations, the Bank classified these four members as non-members. Capital stock held by non-members will be repaid at maturity of the advances borrowed by non-members. In accordance with Finance Board regulations, non-members cannot renew their advance borrowings at maturity. Under the provisions of SFAS 150, such capital is considered mandatorily redeemable and the Bank reclassified $180.1 million of capital stock from capital to a liability in the third quarter of 2007. In the same period, $13.6 million of non-member mandatorily redeemable stock in excess of collateral requirements was repaid to non-members for maturing advances held by the former members. On a year-to-date basis at September 30, 2007 total capital stock reclassified from capital to liability was $187.0 million, and repayments to former members were $52.8 million. For more information, also refer to footnote 6 in Notes to the unaudited Financial Statements.
Derivative Instruments
Interest rate swaps, swaptions, and cap and floor agreements (collectively, derivatives) enable the FHLBNY to manage its exposure to changes in interest rates by adjusting the effective maturity, repricing frequency, or option characteristics of its financial instruments. The FHLBNY, to a limited extent, also uses interest rate swaps to hedge changes in interest rates prior to debt issuance, and essentially lock in the FHLBNY’s funding cost.
Section 956.6(a) of the Finance Board regulations prohibits the speculative use of derivatives, and the FHLBNY does not enter into speculative positions with derivatives or any other financial instruments, or trade derivatives for short-term profits. The FHLBNY does not have any special purpose entities or any other types of off-balance sheet conduits.

All derivatives are recorded on the statements of condition at their estimated fair value and designated as either fair value or cash flow hedges for SFAS 133-qualifying hedges or as non-SFAS 133-qualifying hedges (economic hedges, or customer intermediations). In an economic hedge, the Bank retains or executes derivative contracts, which are economically effective in reducing risk, either because a SFAS 133 qualifying hedge was not available or the hedge was not able to demonstrate that it would be effective on an ongoing basis as a qualifying hedge, or because the cost of a qualifying hedge was not economical. Interest income and interest expense from interest rate swaps used for hedging are reported with interest on the instrument being hedged. Any changes in the fair value of a derivative are recorded in current period earnings or other comprehensive income, depending on the type of hedge designation.
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
At September 30, 2007, the notional amount of derivatives outstanding was $85.2 billion, up from $77.6 billion at December 31, 2006. Increase was primarily attributable to greater demand for putable advances, and required increased executions of interest rate derivatives to hedge associated interest rate risk. Volume of hedges executed was significantly higher in the third quarter of 2007 and $7.2 billion in advance hedges were put on the books, representing 43.3% of all hedges executed in all nine months of 2007.

Derivative Financial Instruments by Product - The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment. The table also reconciles fair value basis gains and (losses) of derivatives to the statements of condition (in thousands):

	September 30, 2007		December 31, 2006
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Advances-fair value hedges	$42,190,689	$(518,712)	$35,615,115	$(23,889)
Advances (Caps)-economic hedges	1,157,694	8	1,237,694	—
Consolidated obligations-fair value hedges	37,346,660	36,263	40,510,105	(159,919)
Consolidated obligations-economic hedges	3,573,100	702	175,000	(253)
MPF loan commitments	1,399	2	9,497	(35)
Cash Flow-anticipated transactions	817,000	(7,337)	—	—
Intermediary positions-economic hedges	80,000	23	50,000	3

Total notional and fair value	$85,166,542	$(489,051)	$77,597,411	$(184,093)

Total derivatives, excluding accrued interest		$(489,051)		$(184,093)
Accrued interest		329,504		301,253

Net derivative balance		$(159,547)		$117,160

Net derivative asset balance		$119,873		$224,775
Net derivative liability balance		(279,420)		(107,615)

Net derivative balance		$(159,547)		$117,160

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
All derivative contracts with non-members are subject to master netting agreements or other right of offset arrangements. At September 30, 2007, the FHLBNY’s maximum credit risk, as defined above, was approximately $119.9 million without recognition of collateral held by the FHLBNY, down from $224.8 million at December 31, 2006. In determining maximum credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY mitigates its exposure by requiring derivative counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. Derivative counterparties had pledged $21.7 million in cash to the FHLBNY at September 30, 2007. At December 31, 2006, the comparable cash held by the FHLBNY was $124.0 million.

Asset Quality
The following table summarizes the FHLBNY’s loan portfolios (in thousands):

	September 30, 2007	December 31, 2006

Advances	$75,072,136	$59,012,394

Mortgage loans before allowance for credit losses	$1,515,166	$1,484,012

Advances
The FHLBNY’s credit risk from advances at September 30, 2007 and December 31, 2006 was concentrated in commercial banks and savings institutions. All advances were fully collateralized. In addition, borrowing members pledge their stock of the FHLBNY as additional collateral for advances. The FHLBNY has not experienced any losses on credit extended to any member since its inception, 75 years ago. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.
Mortgage loans held-for-portfolio
Underwriting standards – Summarized below are the principal underwriting criteria. For a fuller description of MPF loan mortgage standards, refer to pages 7 though 16 of the Bank’s most recent Form 10-K filed on March 29, 2007.
Mortgage loans delivered under the MPF Program must meet certain underwriting and eligibility requirements. Loans must be qualifying 5- to 30-year conforming conventional or Government fixed-rate, fully amortizing mortgage loans, secured by first liens on owner-occupied one-to-four unit single-family residential properties and single unit second homes. Not eligible for delivery under the MPF Program are mortgage loans that are not ratable by S&P, or loans that are classified as high cost, high rate, or high risk.
Collectibility of mortgage loans is supported by liens on real estate securing the loan. For conventional loans, defined as mortgage loans other than VA and FHA insured loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. The FHLBNY is responsible for losses up to the “first loss level.” Losses beyond this layer are absorbed through credit enhancement provided by the member participating in the Mortgage Partnership Program. All residual credit exposure is FHLBNY’s responsibility. The amount of credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement is an obligation of the member.

The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Beginning balance	$12,633	$11,635	$12,162	$11,318

Additions	209	269	680	586
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$12,842	$11,904	$12,842	$11,904

The First Loss Account (“FLA”) memorializes the first tier of credit exposure. The amount of the FLA is not an indication of inherent losses in the loan portfolio, and is not a loan loss reserve.
The allowance for credit losses with respect to the mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Beginning balance	$593	$583	$593	$582

Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Net charge-offs	—	—	—	—
Provision for credit losses	—	—	—	1

Ending balance	$593	$583	$593	$583

Nonperforming mortgage loans represent conventional mortgage loans that are placed on non-accrual and nonperforming status when the collection of contractual principal or interest from the borrower is 90 days or more past due. Loans (excluding Federal Housing Administration and Veterans Administration insured loans) that are 90 days or more past due are considered as non-accrual. Other than the non-accrual loans, no mortgage loans or advances were impaired at September 30, 2007 or December 31, 2006.
Nonperforming mortgage loans and mortgage loans 90 days or more past due and still accruing were as follows (in thousands):

	September 30, 2007	December 31, 2006

Mortgage loans, net of provisions for credit losses	$1,514,573	$1,483,419

Non-performing mortgage loans held-for-portfolio	$2,019	$2,089

Mortgage loans past due 90 days or more and still accruing interest	$297	$850

The FHLBNY’s interest contractually due and actually received for nonperforming mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest contractually due	$29	$21	$66	$30
Interest actually received	19	19	43	27

Shortfall	$10	$2	$23	$3

Interest reported as income [1]	$—	$—	$—	$—

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.
At September 30, 2007, 14 mortgage loans were in foreclosure totaling $1.1 million, of which 10 loans were conventional and 4 government insured FHA loans. At December 31, 2006, the amount in foreclosure was $0.9 million. The FHLBNY does not have any material amounts of real estate owned nor did it take possession of any material amounts of mortgage property during the nine months ended September 30, 2007.
Securities Impairment
Temporary impairment
Note 2 to the unaudited financial statements summarizes held-to-maturity securities with fair values below their amortized cost (in an unrealized loss position) as of September 30, 2007 and December 31, 2006.
The FHLBNY has both the intent and financial ability to hold its temporarily impaired securities to anticipated recovery of their value. In addition, the FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and any insurance provisions of the security, that unrealized losses in the analysis represent temporary impairment at September 30, 2007 and December 31, 2006.
Liquidity
The FHLBNY’s primary source of liquidity is the issuance of consolidated obligations. To refinance maturing consolidated obligations, the FHLBNY relies on the willingness of the investors to purchase new issuances. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. In addition, the Secretary of the Treasury is authorized to purchase up to $4.0 billion of system consolidated obligation debt. The FHLBNY’s liquidity position remains in compliance with all regulatory requirements and it does not foresee any changes to that position. Violations would invoke non-compliance penalties and corrective actions under discretionary powers given to the Finance Board under applicable regulations.

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
Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below (in millions):

	Average Deposit	Average Actual
For the quarters ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2007	$2,686	$38,277	$35,591
June 30, 2007	2,726	35,853	33,127
March 31, 2007	1,796	37,559	35,763
December 31, 2006	1,944	42,386	40,442
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
The following table summarizes excess operational liquidity (in millions):

	Average Balance Sheet	Average Actual
For the quarters ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2007	$2,290	$16,716	$14,426
June 30, 2007	2,186	15,653	13,467
March 31, 2007	3,482	16,033	12,551
December 31, 2006	5,852	16,970	11,118
Contingency Liquidity. The FHLBNY is required by Finance Board regulations to hold “contingency liquidity” in an amount sufficient to meet its liquidity needs if it is unable to access the consolidated obligation debt markets for at least five business days. Contingency liquidity includes (1) marketable assets with a maturity of one year or less; (2) self-liquidating assets with a maturity of one year or less; (3) assets that are generally acceptable as collateral in the repurchase market; and (4) irrevocable lines of credit from financial institutions receiving not less than the second-highest credit rating from a nationally recognized statistical rating organization. Contingency liquidity is reported daily. The FHLBNY met these requirements at all times.

The following table summarizes excess contingency liquidity (in millions):

	Average Five Day	Average Actual
For the quarters ended	Requirement	Contingency Liquidity	Excess
September 30, 2007	$1,530	$15,643	$14,113
June 30, 2007	1,115	14,460	13,345
March 31, 2007	1,476	14,509	13,033
December 31, 2006	2,130	14,852	12,722
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
The FHLBNY met the qualifying unpledged asset requirements in each of the periods reported as follows (in thousands):

	September 30, 2007	December 31, 2006
Consolidated Obligations:
Bonds	$63,019,870	$62,042,675
Discount Notes	30,063,824	12,191,553

Total consolidated obligations	93,083,694	74,234,228

Unpledged assets
Cash	16,634	38,850
Less: Member pass-through reserves at the FRB	(19,695)	(43,265)
Secured Advances	75,072,136	59,012,394
Investments	25,114,383	20,503,175
Mortgage Loans	1,514,573	1,483,419
Other loans	—	112
Accrued interest receivable on advances and investments	502,062	406,123
Less: Pledged Assets	(52,200)	—

	102,147,893	81,400,808

Excess unpledged assets	$9,064,199	$7,166,580

Mortgage investment authority
Finance Board investment regulations limit the holding of mortgage-backed securities to 300% of capital. The FHLBNY was in compliance with the regulations at all times.

	September 30, 2007		December 31, 2006
	Actual	Limits	Actual	Limits

Mortgage securities investment authority [1]	237%	300%	254%	300%

[1]	The measurement date is on a one-month “look-back” basis.

The credit ratings of the FHLBNY and changes thereof were as follows at September 30, 2007.
Long Term:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Long-Term Outlook			Rating
2002	July 31, 2002 — Affirmed	Aaa/Stable	March 22, 2002	Long Term rating affirmed	outlook stable	AAA/Stable

2003	September 26, 2003 — Affirmed	Aaa/Stable	March 17, 2003	Long Term rating affirmed	outlook stable	AAA/Stable
			August 8, 2003	Long Term rating affirmed	outlook negative	AAA/Negative
			September 26, 2003	Long Term rating downgraded	outlook stable	AA+/Stable
			November 17, 2003	Long Term rating affirmed	outlook stable	AA+/Stable

2004			April 15, 2004	Long Term rating affirmed	outlook stable	AA+/Stable

2005	June 30, 2005 — Affirmed	Aaa/Stable	April 29, 2005	Long Term rating affirmed	outlook stable	AA+/Stable

2006			August 11, 2006	Long Term rating affirmed	outlook stable	AA+/Stable
			September 21, 2006	Long Term rating upgraded	outlook stable	AAA/Stable
Short Term:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Short-Term Outlook		Rating
2002	July 31, 2002 — Affirmed	P-1	March 22, 2002	Short Term rating affirmed	A-1+

2003			March 17, 2003	Short Term rating affirmed	A-1+
			August 8, 2003	Short Term rating affirmed	A-1+
			September 26, 2003	Short Term rating affirmed	A-1+
			November 17, 2003	Short Term rating affirmed	A-1+

2004			April 15, 2004	Short Term rating affirmed	A-1+

2005	June 30, 2005 — Affirmed	P-1	April 29, 2005	Short Term rating affirmed	A-1+

2006			August 11, 2006	Short Term rating affirmed	A-1+
			September 21, 2006	Short Term rating affirmed	A-1+

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
Over the three-month period from June 30, 2007 to September 30, 2007, duration of equity decreased from 1.86 years to 1.31 years, indicating slightly lower sensitivity to changes in interest rates. The Bank’s risk level remained within its risk limits. As of September 30, 2007, the cumulative one-year gap between assets and liabilities was $3.1 billion, down $283 million from June 2007.
During the period June 30, 2007 to September 30, 2007, the FHLBNY’s market risk profile changed as summarized in Duration of Equity tables in subsequent sections of “Market Risk Management”. They illustrate that the FHLBNY has remained within its policy and regulatory requirements during the period.
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
More information with respect to derivatives and hedging activities is available in Note 19 to annual financial statements included in Form10-K filed on March 29, 2007 for the period ending December 31, 2006.

Because a significant portion of the FHLBNY’s balance sheet as of September 30, 2007 consisted of mortgage-backed securities and other mortgage-related assets, the FHLBNY is exposed to mortgage prepayment risk. The FHLBNY is exposed to a degree of interest rate risk because the cash flows of the mortgage assets and the associated liabilities that fund them are not perfectly matched through time and across all possible interest rate scenarios. The cash flows from mortgage assets are highly sensitive to changes in interest rates because of the borrowers’ prepayment option. As interest rates decrease, borrowers are more likely to refinance fixed-rate mortgages, resulting in increased prepayments and mortgage cash flows that are received earlier than would otherwise occur. Replacing the higher-rate loans that are prepaid with lower-rate loans has the potential to reduce the FHLBNY’s interest spread unless the Bank can also reduce its debt cost. Conversely, an increase in interest rates may result in slower prepayments and mortgage cash flows being received later than would otherwise occur. In this case, the FHLBNY runs the risk that the debt may re-price faster than the mortgage assets and at a higher cost. This could also reduce the interest spread.
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
Since end of 2006, the Bank’s portfolio has been subjected to significant interest rate changes including a much more inverted curve and lower rates. In addition, the credit crunch in the third quarter of 2007 made the Bank’s debt more attractive to investors compared with non-GSE debt and thus led to an increase in value of the Bank’s Consolidated Obligations compared with its mortgage-related assets and hedges. The results of the combined interest rate and basis changes created the significant differences in the Bank’s September 30, 20007 fair values compared with the December 31, 2006 values as shown in Note 12.
Net Interest Income at Risk. During the one-year period, there were no substantive changes to the FHLBNY’s modeling processes. As of September 30, 2007, the FHLBNY’s one-year net interest income from spread at risk measures were ‑9.07% and 10.25% compared to ‑6.05% and 5.37% on June 30, 2007 under the 200 basis-point up and down shocks. These figures are calculated from the perspective of an ongoing business and are, therefore, based on certain assumptions regarding the probable evolution of the FHLBNY’s main line of business, advances, and its cost of funds. The FHLBNY’s limit on net interest income from spread at risk is ‑15%. The Bank was, therefore, within its limit for net interest income sensitivity at September 30, 2007 and at June 30, 2007. The FHLBNY monitors its repricing gaps primarily to limit the variability of net interest income.
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
Sensitivity of Duration of Equity
The following table summarizes the sensitivity of the duration of equity as of September 30, 2007, and December 31, 2006 (in years):

Duration of Equity (in years)	September 30, 2007	December 31, 2006
Base	1.31	1.10
Up-Base	2.35	2.84
Down-Base	(4.18)	(3.11)

Duration Gap (in years)	0.04	0.03
The following tables track the behavior of the FHLBNY’s duration of equity at the end of the following months during 2007 and 2006.

	2007 Duration Measures
	(as of month-end, in years)
	Duration of	Duration of	Duration	Duration of
	Assets	Liabilities	Gap	Equity

January	0.61	0.57	0.05	1.48
February	0.58	0.56	0.02	0.96
March	0.57	0.54	0.03	1.12
April	0.57	0.53	0.04	1.30
May	0.60	0.53	0.06	1.82
June	0.60	0.54	0.06	1.86
July	0.61	0.54	0.07	1.96
August	0.48	0.47	0.01	0.73
September	0.47	0.43	0.04	1.31
Note: Numbers may not add due to rounding.

	2006 Duration Measures
	(as of month-end, in years)
	Duration of	Duration of	Duration	Duration of
	Assets	Liabilities	Gap	Equity

January	0.59	0.58	0.01	0.81
February	0.59	0.58	0.00	0.66
March	0.61	0.58	0.03	1.16
April	0.61	0.56	0.04	1.38
May	0.62	0.56	0.06	1.84
June	0.59	0.55	0.04	1.41
July	0.55	0.52	0.03	1.16
August	0.55	0.54	0.00	0.62
September	0.54	0.55	(0.01)	0.42
October	0.57	0.56	0.01	0.71
November	0.53	0.55	(0.02)	0.10
December	0.60	0.58	0.03	1.10
Note: Numbers may not add due to rounding.

The following tables display the FHLBNY’s maturity/repricing gaps1 as of September 30, 2007 (in millions):

	Interest Rate Sensitivity
	September 30, 2007
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$14,643	$123	$396	$306	$905
MBS Investments	1,190	1,295	3,047	1,883	2,842
Adjustable-rate loans and advances	19,133	—	—	—	—

Net unswapped	34,965	1,418	3,443	2,190	3,748

Fixed-rate loans and advances	9,961	4,294	7,603	7,607	25,954
Swaps hedging advances	41,021	(2,557)	(5,497)	(7,168)	(25,799)

Net fixed-rate loans and advances	50,982	1,737	2,106	439	154
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$85,947	$3,155	$5,549	$2,628	$3,902

Interest-bearing liabilities:
Deposits	$3,340	$—	$—	$—	$—

Discount notes	29,575	489	—	—	—
Swapped discount notes	—	—	—	—	—

Net discount notes	29,575	489	—	—	—

Consolidated Obligation Bonds
FHLB bonds	21,041	11,566	21,092	5,722	3,557
Swaps hedging bonds	29,119	(9,164)	(14,700)	(3,085)	(2,170)

Net FHLB bonds	50,160	2,402	6,392	2,637	1,387

Total interest-bearing liabilities	$83,075	$2,891	$6,392	$2,637	$1,387

Post hedge gaps:
Periodic gap	$2,872	$264	$(843)	$(8)	$2,515
Cumulative gaps	$2,872	$3,136	$2,293	$2,285	$4,800
Note: Numbers may not add due to rounding.

[1]	Repricings are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

The following tables display the FHLBNY’s maturity/repricing gaps1 as of December 31, 2006 (in millions):

	Interest Rate Sensitivity
	December 31, 2006
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$9,669	$126	$408	$309	$843
MBS Investments	1,150	994	4,153	1,907	2,428
Adjustable-rate loans and advances	13,251	—	—	—	—

Net unswapped	24,071	1,120	4,561	2,216	3,271

Fixed-rate loans and advances	5,678	2,744	9,799	7,073	20,444
Swaps hedging advances	34,745	(1,593)	(6,415)	(6,483)	(20,254)

Net fixed-rate loans and advances	40,423	1,151	3,384	590	189
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$64,494	$2,271	$7,946	$2,806	$3,460

Interest-bearing liabilities:
Deposits	$2,389	$—	$—	$—	$—

Discount notes	12,171	21	—	—	—
Swapped discount notes	—	—	—	—	—

Net discount notes	12,171	21	—	—	—

Consolidated Obligation Bonds
FHLB bonds	18,339	11,747	23,070	5,560	3,481
Swaps hedging bonds	28,344	(9,045)	(15,071)	(2,313)	(1,915)

Net FHLB bonds	46,683	2,701	7,999	3,247	1,566

Total interest-bearing liabilities	$61,243	$2,722	$7,999	$3,247	$1,566

Post hedge gaps:
Periodic gap	$3,251	$(451)	$(53)	$(441)	$1,894
Cumulative gaps	$3,251	$2,801	$2,747	$2,306	$4,201
Note: Numbers may not add due to rounding.

[1]	Repricings are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4T. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at September 30, 2007. Based on this evaluation, they concluded that as of September 30, 2007, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s third quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Date: November 13, 2007

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