Form 10-K
period 2007-12-31
Federal Home Loan Bank of New York
filed 2008-03-28
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2007, the aggregate par value of the common stock held by members of the registrant was approximately $3,662,445,900. At February 29, 2008, 43,098,958 shares of common stock were outstanding.

Federal Home Loan Bank of New York
2007 Annual Report on Form 10-K

ITEM 1. BUSINESS
General
The Federal Home Loan Bank of New York (“FHLBNY” or “the Bank”) is a federally chartered corporation, exempt from federal, state and local taxes except real property taxes. It is one of twelve district Federal Home Loan Banks (“FHLBanks”). The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”). Each FHLBank is a cooperative owned by member institutions located within a defined geographic district. The members purchase capital stock in the FHLBank and receive dividends on their capital stock investment. The FHLBNY’s defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. The FHLBNY provides a readily available, low-cost source of funds for its member institutions, primarily through collateralized loans known as “advances”. The FHLBNY does not have any wholly or partially owned subsidiaries, nor does it have an equity position in any partnerships, corporations, or off-balance-sheet special purpose entities.
Members of the cooperative must purchase FHLBNY stock according to regulatory requirements. The business of the cooperative is to provide liquidity for our members in the form of advances, and to provide a return on their investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. This means that the FHLBNY is managed to deliver balanced value to members, rather than to maximize either advance volume through low pricing or profitability.
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district, as can all community financial institutions. For the year ending December 31, 2007, community financial institutions are defined as FDIC-insured depository institutions having average total assets of $599 million. Annually, the Federal Housing Finance Board (“Finance Board”) will adjust the total assets “cap” to reflect any percentage increase in the preceding year’s Consumer Price Index.
A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired an FHLBNY member. As a result of the membership requirements, the FHLBNY conducts business with related parties in the normal course of business and considers all members and non-member stockholders as related parties in addition to the other FHLBanks. For more information, see Note 10, “Related party transactions” in notes to the audited financial statements. See also Item 13, “Certain Relationships and Related Transactions, and Director Independence in this Form 10-K”.
The FHLBNY’s primary business is making collateralized loans, known as advances, to members, and is the primary focus of the Bank’s operations and also the principal factor that impacts the financial condition of the FHLBNY. The FHLBNY also serves the public through its mortgage programs, which enable FHLBNY members to liquefy certain mortgage loans by selling them to the Bank. The FHLBNY also provides members with such correspondent services as safekeeping, wire transfers, depository and settlement services. Non-members that have acquired members have access to these services up to the time that their advances outstanding have been prepaid or have matured.
The FHLBNY combines private capital and public sponsorship to provide its member financial institutions with a reliable flow of credit and other services for housing and community development. By supplying additional liquidity to its members, the FHLBNY enhances the availability of residential mortgages and community investment credit.

The FHLBNY is supervised and regulated by the Finance Board, which is an independent agency in the executive branch of the U.S. government. The Finance Board ensures that the FHLBNY carries out its housing and community development mission, remains adequately capitalized and able to raise funds in the capital markets, and operates in a safe and sound manner. However, while the Finance Board establishes regulations governing the operations of the FHLBanks, the Bank functions as a separate entity with its own management, employees and board of directors.
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
Market Area
The FHLBNY’s market area is the same as its membership district — New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. Institutions that are members of the FHLBNY must have their principal places of business within this market area but may also operate elsewhere. The FHLBNY had 291 and 293 members at December 31, 2007 and 2006.
The most recent market analysis performed in 2007 indicated that in the Bank’s district, there are 41 banks, thrifts and credit unions eligible for membership but have not joined. Of these, the FHLBNY considers only a limited number as attractive candidates for membership. An attractive candidate for membership is an institution that is likely to do sufficient advance business with the FHLBNY within a reasonable period of time so that the stock that the potential member will likely to be required to purchase under the provisions of membership will not dilute the dividend on the existing members’ stock. Characteristics that identify attractive candidates include an asset base of $100 million or greater, an established practice of wholesale funding, a high loan-to-deposit ratio, strong asset growth, sufficient eligible collateral, and management that had experience with the FHLBanks during previous employment.
The FHLBNY actively markets membership to attractive candidates through personal calling and promotional materials. The FHLBNY competes for business by explaining the competitively priced products and financial flexibility afforded by membership. Institutions join the FHLBNY primarily for access to a reliable source of liquidity. Advances are an attractive source of liquidity because they permit members to pledge relatively non-liquid assets, such as 1-4 family, multifamily and commercial real estate mortgages held in portfolio, to create liquidity for the member. Advances are attractively priced because of the FHLBNY’s access to capital markets as a Government Sponsored Enterprise and the FHLBNY’s strategy of providing balanced value to members.

The following table summarizes the FHLBNY’s members by type of institution.

	Commercial	Thrift	Credit	Insurance
	Banks	Institutions	Unions	Companies	Total

December 31, 2007	139	116	35	1	291

December 31, 2006	141	120	31	1	293
Business Segments
The FHLBNY manages and reports on its operations as a single business segment. Senior management and the FHLBNY’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance. All of the FHLBNY’s revenues are derived from U.S. operations. For more information, see Note 22. “Segment Information” in notes to audited financial statements.
The FHLBNY’s cooperative structure permits it to expand and contract with demand for advances and changes in membership. When advances are paid down, either because the member no longer needs the funds or because the member has been acquired by a non-member and funds are no longer needed, the stock associated with the advances is immediately redeemed. When advances are paid before maturity, the FHLBNY collects fees that make the FHLBNY financially indifferent to the prepayment. The FHLBNY’s operating expenses are very low, about 7.5 basis points on average assets. Dividend capacity, which is a function of net income and the amount of stock outstanding, is largely unaffected by the prepayment, since future stock and future income are reduced more or less proportionately. We believe that the FHLBNY will be able to meet its financial obligations and continue to deliver balanced value to members even if demand for advances drops significantly or if members are lost to acquisitions.
Products and Services
The FHLBNY offers to its members several correspondent banking services as well as safekeeping services. The fee income that is generated from these services is not significant. The FHLBNY also issues standby letters of credit on behalf of members at a fee. The total of income derived from such services was about $3.0 million for the years ended December 31, 2007 and 2006, and about $5.0 million in 2005. On an infrequent basis, the FHLBNY may act as an intermediary to purchase derivative instruments for members.
The FHLBNY provides the Mortgage Partnership Finance® program to its members as another service. However, the FHLBNY does not expect the program to become a significant factor in its operations. The interest revenues derived from this program and another inactive mortgage program aggregated $78.9 million and $76.1 million for the years ended December 31, 2007 and 2006. The revenues represented only 1.7% of total interest income for the years ended December 31, 2007 and 2006.
The FHLBNY’s short-term investments provide immediate liquidity to satisfy members’ needs for funds. Investments in held-to-maturity securities, specifically mortgage-backed securities, provide additional earnings to enhance dividend potential for members. As a cooperative, the FHLBNY strives to provide its members a reasonable return on their investment in the FHLBNY’s capital stock. The interest income derived from such investments aggregated $1.2 billion, $1.0 billion and $876.8 million for the years ended December 31, 2007, 2006 and 2005 and represented 25.2%, 23.3% and 28.1% of total interest income for those years.
However, advances to members are the primary focus of the FHLBNY’s operations, and are also the principal factor that impacts the financial condition of the FHLBNY. Revenues from advances to members are the largest and the most significant element in the FHLBNY’s operating results. Providing advances to members, supporting the products and associated collateral and credit operations, and funding and swapping the funds are the focus of the FHLBNY’s operations.

Advances
The FHLBNY offers a wide range of credit products to help members meet local credit needs, manage interest rate and liquidity risk, and serve their communities. The Bank’s primary business is making secured loans, called advances, to its members. These advances are available as short- and long-term loans with adjustable-variable-and fixed-rate products (including option-embedded and amortizing advances).
Advances to members, including former members, constituted 74.8% and 72.2% of the FHLBNY’s Total assets of $109.7 billion and $81.7 billion at December 31, 2007 and 2006. In terms of revenues, interest income derived from advances was $3.5, $3.3 and $2.2 billion, representing 73.2%, 75.0% and 69.7% of total interest income for the years ended December 31, 2007, 2006 and 2005. These metrics have remained relatively stable over time. Most of the FHLBNY’s critical functions are directed at supporting the borrowing needs of the FHLBNY’s members, managing the members’ associated collateral positions, and providing member support operations.
Members use advances as a source of funding to supplement their deposit-gathering activities. Advances borrowed by members have grown substantially in recent years because many members have not been able to increase their deposits in their local markets as quickly as they have increased their assets. To close this funding gap, members have preferred to obtain reasonably priced advances rather than increasing their deposits by offering higher rates or forgoing asset growth. Because of the wide range of advance types, terms, and structures available to them, members have also used advances to enhance their asset/liability management. As a cooperative, the FHLBNY prices advances at minimal net spreads above the cost of its funding in order to deliver more value to members.
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

Highlights of the Bank’s Advances offered to members were as follows (outstanding par amounts by product type are disclosed in a table in the MD&A section captioned Financial Condition: Assets, Liabilities, Capital, Commitments and Contingencies):
•	Overnight Line of Credit Program (“OLOC”): The OLOC program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs. OLOC Advances mature on the next business day, at which time the advance is repaid. Interest is calculated on a 360-day basis, charged daily, and priced at a spread to the prevailing Federal funds rate.

•	Fixed-Rate Advances: Fixed-Rate Advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from 2 days to 30 years.

•	Repurchase Agreement (“REPO”) Advances: REPO Advances are secured by eligible securities and can be structured to have fixed or variable interest rate, “bullet” or quarterly interest payments, or a put option, by which the FHLBNY purchases an option to terminate the advance and require repayment after a predetermined lockout period. Members may use U.S Treasuries, Agency-issued debentures, and mortgage-backed securities as collateral.

•	Adjustable-Rate Credit Advances (“ARC”): ARC advances are medium- and long-term loans that can be pegged to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, the Federal funds rate, or Prime. Members use an ARC advance to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets and liabilities. The interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to that designated index. Principal is due at maturity and interest payments are due at every reset date, including the final payment.

•	Amortizing Advances: Amortizing Advances are medium- or long-term, fixed-rate loans with fixed amortizing schedules structured to match the payment characteristics of a mortgage loan or portfolio of mortgage loans held by the member. Terms offered are from one to 30 years with constant principal and interest payments.

•	Convertible Advances: Convertible Advances, also referred to as putable advances are medium- to long-term loans that are structured so the member sells the Bank an option or a strip of options. If the advance is put by the Bank at the end of the lockout period, the member has the option to pay off the advance or request replacement funding to an advance product of their choice at the current market rates as established by the Bank.
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
Acquired Member Assets Programs
Utilizing a risk-sharing structure, the FHLBanks are permitted to acquire certain assets from or through their members. These initiatives are referred to as Acquired Member Assets (“AMA”) programs. At the FHLBNY, the Acquired Member Assets initiative is the Mortgage Partnership Finance (“MPF®”) Program, which provides members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market. In the MPF Program, the FHLBNY purchases conforming fixed-rate mortgages originated or purchased by its members. Members are then paid a fee for assuming a portion of the credit risk of the mortgages acquired by the FHLBNY. Members assume credit risk by providing a credit enhancement guarantee to the FHLBNY. This guarantee provides a double-A equivalent level of creditworthiness on the mortgages. The amount of this guarantee is fully collateralized by the member. The FHLBNY assumes the remainder of the credit risk along with the interest rate risk of holding the mortgages in its portfolio.
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
The Acquired Member Assets Regulation does not specifically address the disposition of Acquired Member Assets. The main intent of that regulation is the purchase of assets for investment rather than for trading purposes. However, the FHLBanks have the legal authority to sell Mortgage Partnership Finance loans pursuant to the granting of incidental powers in Section 12 of the FHLBank Act. Section 12(a) of the FHLBank Act specifically provides that each FHLBank “shall have all such incidental powers, not inconsistent with the provisions of this chapter, as are customary and usual in corporations generally.” General corporate law principles permit the sale of investments.
The FHLBNY also holds participation interests in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program. Acquisitions of participations under the Community Mortgage Asset program were suspended indefinitely in November 2001.

Mortgage Partnership Finance Program
Introduction
The Bank invests in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through Participating Financial Institution members (“PFIs”) and purchase participations in pools of eligible mortgage loans are purchased from other FHLBanks (collectively, “MPF” or “MPF Loans”). MPF Loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs (“VA”), the Rural Housing Service of the Department of Agriculture (“RHS”) or the Department of Housing and Urban Development (“HUD”) fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years or participations in such mortgage loans. MPF Loans that are Government loans, collectively referred to as “MPF Government Loans.”
There are currently five MPF Loan products from which PFIs may choose. Four of these products (Original MPF, MPF 125, MPF Plus and MPF Government) are closed loan products in which the Bank purchases loans that have been acquired or have already been closed by the PFI with its own funds. However, under the MPF 100 product, the Bank “table funds” MPF Loans that is, the Bank provides the funds through the PFI as the Bank’s agent to make the MPF Loan to the borrower. The PFI performs all the traditional retail loan origination functions under this and all other MPF products. With respect to the MPF 100 product, the Bank is considered the originator of the MPF Loan for accounting purposes since the PFI is acting as our agent when originating this MPF Loan.
The FHLBank of Chicago developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. Finance Board regulations define the acquisition of acquired member assets (“AMA”) as a core mission activity of the FHLBanks. In order for MPF Loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF Loans is shared with PFIs.
The MPF Program enables other FHLBanks, including the FHLBNY, to purchase and fund MPF Loans with their member PFIs. In addition, the FHLBank of Chicago (“MPF Provider”) provides programmatic and operational support to those FHLBanks that participate in the program (“MPF Banks”). The current MPF Banks are the Federal Home Loan Banks of: Atlanta, Boston, Chicago, Dallas, Des Moines, New York, Pittsburgh, San Francisco and Topeka.
MPF Banks generally acquire whole loans from their respective PFIs but may also acquire them from a member PFI of another MPF Bank with permission of the PFI’s respective MPF Bank or may acquire participations from another MPF Bank. The FHLBNY has not purchased loans from another FHLBank since January 2000.
The MPF Program is designed to allocate the risks of MPF Loans among the MPF Banks and PFIs and to take advantage of their respective strengths. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF Loans, whether through retail or wholesale operations and to retain or acquire servicing of MPF Loans, the MPF Program gives control of those functions that most impact credit quality to PFIs. The MPF Banks are responsible for managing the interest rate risk, prepayment risk and liquidity risk associated with owning MPF Loans.

For conventional MPF Loan products, PFIs assume or retain a portion of the credit risk on the MPF Loans they cause to be funded by or they sell to an MPF Bank by providing credit enhancement (“CE Amount”) either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance. The PFI’s CE Amount covers losses for MPF Loans under a master commitment in excess of the MPF Bank’s first loss account. PFIs are paid a credit enhancement fee (“CE Fee”) for managing credit risk and in some instances all or a portion of the CE Fee may be performance based. See “Credit Enhancement Structure — MPF Loan Credit Risk” for a detailed discussion of the credit enhancement, risk sharing arrangements and loan product information for the MPF Program.
MPF Provider
The FHLBank of Chicago (“MPF Provider”) establishes the eligibility standards under which an MPF Bank member may become a PFI, the structure of MPF Loan products and the eligibility rules for MPF Loans. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF Loans and the back-office processing of MPF Loans in its role as master servicer and master custodian. The MPF Provider has engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF Program. The MPF Provider has also contracted with other custodians meeting MPF Program eligibility standards at the request of certain PFIs. These other custodians are typically affiliates of PFIs and in some cases a PFI acts as self-custodian.
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
A majority of the states, and some municipalities, have enacted laws against mortgage loans considered predatory or abusive. Some of these laws impose a liability for violations not only on the originator, but also upon purchasers and assignees of mortgage loans. The FHLBNY takes measures that are considered reasonable and appropriate to reduce the Bank’s exposure to potential liability under these laws and we are not aware of any claim, action or proceeding asserting that the Bank may be liable under these laws. However, the Bank can not be certain that it will never have any liability under predatory or abusive lending laws.
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

The sum of MPF Loans delivered by the PFI under a specific Delivery Commitment cannot exceed the amount specified in the Delivery Commitment without the assessment of a price adjustment fee. Delivery Commitments that are not fully funded by their expiration dates are subject to pair-off fees (fees charged to a PFI for failing to deliver the amount of loans specified in a Delivery Commitment) or extension fees (fees charged to a PFI for extending the deadline to deliver loans on a Delivery Commitment), which protect the MPF Bank against changes in market prices.
In connection with each sale to or funding by an MPF Bank, the PFI makes customary representations and warranties in the PFI Agreement and under the MPF Guides that includes eligibility and conformance of the MPF Loans with the requirements in the MPF Guides, compliance with predatory lending laws and the integrity of the data transmitted to the MPF Provider. Once an MPF Loan is funded or purchased, the PFI must deliver a qualifying promissory note and certain other required documents to the designated custodian, who reports to the MPF Provider whether the documentation package matches the funding information transmitted to the MPF Provider and otherwise meets MPF Program requirements.
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
MPF Product Comparison Table

		PFI Credit			Servicing
		Enhancement	Credit	Credit	Fee
	MPF Bank	Size	Enhancement	Enhancement	retained
Product Name	FLA [1]	Description	Fee to PFI	Fee Offset [2]	by PFI
Original MPF	3 to 5 basis points/added each year based on the unpaid balance	Equivalent to “AA”	9 to 11 basis points/year – paid monthly	No	25 basis points/year

MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year – paid monthly; performance based after 2 or 3 years	Yes – After first 2 to 3 years	25 basis points/year

MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year – paid monthly; performance based	Yes	25 basis points/year

MPF Plus	Sized to equal expected losses	0-20 bps after FLA and SMI to “AA”	6 to 7 basis points/year fixed plus 6 to 7 basis points/year performance based (delayed for 1 year); all fees paid monthly	Yes	25 basis points/year

MPF Government	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	N/A	44 basis points/year plus 2 basis points/year[3]

[1]	MPF Program Master Commitments participated in or held by the Bank as of December 31, 2007.

[2]	Future payouts of performance-based credit enhancement fees are reduced when losses are allocated to the FLA.

[3]	For Government Loan Master Commitments issued after February 1, 2007, only the customary 0.44% (44 basis points) per annum servicing fee is paid based on the outstanding aggregate principal balance of the MPF Government Loans.

MPF Loan Participations
While the FHLBNY may purchase participation interests in MPF Loans from other MPF Banks and may also sell participation interests to other MPF Banks at the time MPF Loans are acquired, the FHLBNY has not purchased or sold any interest in MPF loans since July 2004. The Bank’s intent is to hold all MPF Loans for its portfolio.
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
Under the MPF Program, participation percentages for MPF Loans may range from 100% to be retained by the Bank to 100% participated to another MPF Bank. The participation percentages do not change during the period that a Master Commitment is open unless the MPF Banks contractually agree to change their respective shares or the Owner Bank exercised the right to require the MPF Provider to acquire 100% participation for delivery commitments for a particular day. If the specified participation percentage in a Master Commitment never changes, then the percentage for risk-sharing of losses will remain unchanged throughout the life of the Master Commitment.
The risk sharing and rights of the Owner Bank and participating MPF Bank(s) are as follows:
•	each pays its respective pro rata share of each MPF Loan acquired under a Delivery Commitment and related Master Commitment based upon the participation percentage in effect at the time;

•	each receives its respective pro rata share of principal and interest payments and is responsible for credit enhancement fees based upon its participation percentage for each MPF Loan under the related Delivery Commitment;

•	each is responsible for its respective pro rata share of First Loss Account (“FLA”) exposure and losses incurred with respect to the Master Commitment based upon the overall risk sharing percentage for the Master Commitment; and

•	each may economically hedge its share of the Delivery Commitments as they are issued during the open period.
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
Effective May 2004, the FHLBNY retained 100% of loans acquired from its PFIs for its own investment.

MPF Servicing
The PFI or its servicing affiliate generally retains the right and responsibility for servicing MPF Loans it delivers. The PFI is responsible for collecting the borrower’s monthly payments and otherwise dealing with the borrower with respect to the MPF Loan and the mortgaged property. Based on monthly reports the PFI is required to provide the master servicer, appropriate withdrawals are made from the PFI’s deposit account with the applicable MPF Bank. In some cases, the PFI has agreed to advance principal and interest payments on the scheduled remittance date when the borrower has failed to pay, provided that the collateral securing the MPF Loan is sufficient to reimburse the PFI for advanced amounts. The PFI recovers the advanced amounts either from future collections or upon the liquidation of the collateral securing the MPF Loans.
If an MPF Loan becomes delinquent, the PFI is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. The MPF Guides permit certain types of forbearance plans.
Upon any MPF Loan becoming 90 days or more delinquent, the master servicer monitors and reviews the PFI’s default management activities for that MPF Loan, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF Guides. Upon liquidation of any MPF Loan and submission of each realized loss calculation from the PFI, the master servicer reviews the realized loss calculation for conformity with the primary mortgage insurance requirements, if applicable, and conformity to the cost and timeliness standards of the MPF Guides. The master servicer disallows the reimbursement to the PFI of any servicing advances related to the PFI’s failure to perform in accordance with the MPF Guides. If there is a loss on a conventional MPF Loan, the loss is allocated to the Master Commitment and shared in accordance with the risk sharing structure for that particular Master Commitment. The servicer re-pays any gain on sale of real-estate owned property to the MPF Bank or, in the case of participation, to the MPF Banks based upon their respective interest in the MPF Loan. However, the amount of the gain is available to reduce subsequent losses incurred under the Master Commitment before such losses are allocated between the MPF Bank and the PFI.
The MPF Provider monitors the PFI’s compliance with MPF Program requirements throughout the servicing process and will bring any material concerns to the attention of the MPF Bank. Minor lapses in servicing are charged to the PFI. Major lapses in servicing could result in a PFI’s servicing rights being terminated for cause and the servicing of the particular MPF Loans being transferred to a new, qualified servicing PFI. In addition, the MPF Guides require each PFI to maintain errors and omissions insurance and a fidelity bond and to provide an annual certification with respect to its insurance and its compliance with the MPF Program requirements.
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

Credit Enhancement Structure
Overview
The MPF Bank and PFI share the risk of credit losses on MPF Loans by structuring potential losses on conventional MPF Loans into layers with respect to each Master Commitment. The first layer or portion of credit losses that an MPF Bank is potentially obligated to incur is determined based upon the MPF Product selected by the PFI and is referred to as the “First Loss Account” (“FLA”). The FLA functions as a tracking mechanism for determining the point after which the PFI, in its role as credit enhancer, would be required to cover losses. The FLA is not a cash collateral account and does not give an MPF Bank any right or obligation to receive or pay cash or any other collateral. For MPF products with performance based credit enhancement fees (“CE Fees”), the MPF Bank may withhold CE Fees to recover losses at the FLA level essentially transferring a portion of the first layer risk of credit loss to the PFI.
The portion of credit losses that a PFI is potentially obligated to incur is referred to as its credit enhancement amount (“CE Amount”). The PFI’s CE Amount represents a direct liability to pay credit losses incurred with respect to a Master Commitment or the requirement of the PFI to obtain and pay for a supplemental mortgage guaranty insurance (“SMI”) policy insuring the MPF Bank for a portion of the credit losses arising from the Master Commitment. The PFI may procure SMI to cover losses equal to all or a portion of the CE Amount (except that losses generally classified as special hazard losses are covered by the PFI’s direct liability or the MPF Bank, not by SMI). The final CE Amount is determined once the Master Commitment is closed (i.e., when the maximum amount of MPF Loans are delivered or the expiration date has occurred). For a description of how the PFI’s CE Amount is determined, see “Credit Risk — MPF Program Credit Risk — Setting Credit Enhancement Levels.”
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
•	First, to the MPF Bank, up to an agreed upon amount, called a First Loss Account.

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

•	Second, to the PFI under its credit enhancement obligation, losses for each Master Commitment in excess of the FLA, if any, up to the CE Amount. The CE Amount may consist of a direct liability of the PFI to pay credit losses up to a specified amount, a contractual obligation of the PFI to provide SMI or a combination of both. For a description of the CE Amount calculation see “Setting Credit Enhancement Levels,” below.

•	Third, any remaining unallocated losses are absorbed by the MPF Bank.
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
Only MPF Government Loans are eligible for sale under the MPF Government Product. The PFI provides and maintains insurance or a guaranty from the applicable federal agency (i.e., the FHA, VA, RHS or HUD) for MPF Government Loans and the PFI is responsible for compliance with all federal agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted MPF Government Loans. Monthly, the PFI receives the customary 0.44% (44 basis points) per annum servicing fee that is retained by the PFI on a monthly basis based on the outstanding aggregate principal balance of the MPF Loans. In addition, for Master Commitments issued prior to February 1, 2007, the PFI is paid a monthly government loan fee equal to 0.02% (2 basis points) per annum based on the month end outstanding aggregate balance of the Master Commitment. Only PFIs that are licensed or qualified to originate and service Government loans by the applicable federal agency or agencies and that maintain a mortgage loan delinquency ratio that is acceptable to the Bank and that is comparable to the national average and/or regional delinquency rates as published by the Mortgage Bankers Association are eligible to sell and service MPF Government Loans under the MPF Program.
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
Affordable Housing Program and Other Mission Related Programs
Federal Housing Finance Board regulation Part 952.5 (a) (“Community Investment Cash Advance Programs”) states in general that each FHLBank shall establish an Affordable Housing Program in accordance with part 951, and a Community Investment Program. As more fully discussed under the section “Assessments” in this Form 10-K, annually, the 12 FHLBanks, including the FHLBNY, must set aside for the Affordable Housing Program the greater of $100 million or 10 percent of regulatory defined net income.
The FHLBank may also offer a Rural Development Advance program, an Urban Development Advance program, and other Community Investment Cash Advance programs.
Affordable Housing Program (“AHP”). The FHLBNY meets this requirement by allocating 10 percent of its previous year’s regulatory defined net income to its Affordable Housing Program each year. The Affordable Housing Program helps members of the FHLBNY meet their Community Reinvestment Act responsibilities. The program gives members access to cash grants and subsidized, low-cost funding to create affordable rental and home ownership opportunities, including first-time homebuyer programs. Within each year’s AHP allocation, the FHLBNY has established a set-aside program for first-time homebuyers called the First Home Clubsm. A total of 15% of each AHP allocation has been set aside for this program. Household income qualifications for the First Home Club are the same as for the competitive AHP. Qualifying households can receive matched funds at a 4:1 ratio, up to $7,500, as closing cost and/or down payment assistance. Households are also required to attend counseling seminars that address personal budgeting and home ownership skills training.
Other Mission Related Activities. The Community Investment Program (“CIP”), Rural Development Advance, and Urban Development Advance are community-lending programs that provide additional support to members in their affordable housing and economic development lending activities. These community-lending programs support affordable housing and economic development activity within low- and moderate-income neighborhoods and other activities that benefit low- and moderate-income households. Through the Community Investment Program, Rural Development Advance, and Urban Development Advance programs, the FHLBNY provides reduced-interest-rate advances to members for lending activity that meets the program requirements. The FHLBNY also provides letters of credit (“Letters of Credit”) in support of projects that meet the CIP, Rural Development Advance, and Urban Development Advance program requirements.

These project-eligible Letters of Credit are offered at reduced fees. Providing community lending programs (Community Investment Project, Rural Development Advance, Urban Development Advance, and Letters of Credit) at advantaged pricing that is discounted from the FHLBNY’s market interest rates and fees represents an additional income allocation in support of affordable housing and community economic development efforts. In addition, overhead costs and administrative expenses associated with the implementation of the FHLBNY’s Affordable Housing and community lending programs are absorbed as general operating expenses and are not charged back to the AHP allocation. The foregone interest and fee income, as well as the administrative and operating costs are above and beyond the annual income contribution to the AHP Loans offered under these programs, are accounted for on their contractual terms consistent with standard accounting practices and no separate benefits are recorded.
Investments
The FHLBNY maintains portfolios of investments to provide additional earnings and for liquidity purposes. Investment income also bolsters the FHLBNY’s capacity to fund Affordable Housing Program projects, to cover operating expenditures, and to satisfy the Resolution Funding Corporation (REFCORP) assessment. To help ensure the availability of funds to meet member credit needs, the FHLBNY maintains a portfolio of short-term investments issued by highly-rated financial institutions. The investments include overnight Federal funds, term Federal funds, interest-bearing deposits, and certificates of deposit. The FHLBNY further enhances interest income by maintaining a long-term investment portfolio. This portfolio may include securities issued by the U.S. government and U.S. government agencies as well as mortgage-backed and residential asset-backed securities issued by government-sponsored mortgage enterprises or those carrying the highest credit ratings from Moody’s Investors Service (“Moody’s”) or Standard & Poor’s (“S&P”). Investments in housing-related obligations of state and local governments and their housing finance agencies are required to carry ratings of AA or higher at time of acquisition. Housing-related obligations help to liquefy mortgages that finance low- and moderate-income housing. The long-term investment portfolio generally provides the FHLBNY with higher returns than those available in the short-term money markets.
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
The FHLBNY also limits the book value of the FHLBNY’s investments in mortgage-backed and residential asset-backed securities, collateralized mortgage obligations (“CMOs”), Real Estate Mortgage Investment Conduits (“REMICs”), and other eligible asset-backed securities, collectively mortgage-backed securities or “MBS”, to not exceed 300% of the Bank’s previous month-end capital on the day it purchases the securities. At the time of purchase, all securities purchased must carry the highest rating assigned by Moody’s or S&P.

The FHLBNY is prohibited from purchasing:
•	Interest-only or principal-only stripped mortgage-backed securities;

•	Residual-interest or interest-accrual classes of collateralized mortgage obligations (CMOs) and real estate mortgage investment conduits (REMICs);

•	Fixed-rate or floating-rate mortgage-backed securities that, on the trade date are at rates equal to their contractual caps and whose average lives vary by more than six years under an assumed instantaneous interest rate change of 300 basis points; and

•	Non-U.S. dollar denominated securities.
Debt Financing — Consolidated Obligations
The primary source of funds for the FHLBNY is the sale of debt securities, known as consolidated obligations, in the U.S. and Global capital markets. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the twelve FHLBanks. Consolidated obligations are not obligations of the United States, and the United States does not guarantee them. Moody’s has rated the consolidated obligations Aaa/P-1, and Standard & Poor’s has rated them AAA/A-1+ the highest ratings awarded.
At December 31, 2007 and 2006, the par amounts of consolidated obligations outstanding , bonds and discount notes, for all 12 FHLBanks aggregated $1,189.7 billion and $951.9 billion. In comparison, the par amounts of the FHLBNY’s consolidated obligations outstanding at December 31, 2007 and 2006 aggregated $101.0 billion and $74.5 billion.
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

Finance Board regulations state that the FHLBanks must maintain, free from any lien or pledge, the following types of assets in an amount at least equal to the face amount of consolidated obligations outstanding:
•	Cash;

•	Obligations of, or fully guaranteed by, the United States;

•	Secured advances;

•	Mortgages that have a guaranty, insurance, or commitment from the United States or any agency of the United States;

•	Investments described in section 16(a) of the FHLBank Act, including securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and

•	Other securities that are rated Aaa by Moody’s or AAA by Standard & Poor’s.
The FHLBanks issue consolidated obligations through the Office of Finance (“OF”, or the “Office of Finance”), which has authority to issue joint and several debt on behalf of the FHLBanks. Consolidated obligations are distributed through dealers selected by the OF using various methods including competitive auction and negotiations with individual or syndicates of underwriters. Some debt issuance is in response to specific inquiries from underwriters. Many consolidated obligations are issued with the FHLBank concurrently entering into derivatives agreements, such as interest rate swaps. To facilitate issuance, the Office of Finance may coordinate communication between underwriters, individual FHLBanks, and financial institutions executing derivative agreements with the FHLBanks.
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

The FHLBanks also participate in the “Global Issuances Program.” The Global Issuance Program commenced in 2002 through the Office of Finance with the objective of providing funding to FHLBanks at lower interest costs than consolidated bonds issued through the TAP program because issuances occur less frequently, are larger in size, and are placed by dealers to investors via a syndication process.
Consolidated obligation Discount Notes. Consolidated obligation discount notes provide the FHLBNY with short-term funds. These notes have maturities of up to one year and are offered daily through a dealer-selling group. The notes are sold at a discount from their face amount and mature at par.
On a daily basis, FHLBanks may request that specific amounts of discount notes with specific maturity dates be offered by the Office of Finance for sale through the dealer-selling group. One or more other FHLBanks may also request that amounts of discount notes with the same maturities be offered for sale for their benefit on the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBanks when dealers submit orders for the specific discount notes offered for sale. The FHLBanks receive funding based on the time of the request, the rate requested for issuance, and the trade settlement, and maturity dates. If all terms of the request are the same except for the time of the request, then a FHLBank may receive from zero to 100 percent of the proceeds of the sale of the discount notes issued depending on: the time of the request; the maximum costs the FHLBank or other FHLBanks, if any, participating in the same issuance of discount notes are willing to pay for the discount notes; and the amount of orders for the discount notes submitted by dealers.
Twice weekly, FHLBanks may also request that specific amounts of discount notes with fixed maturity dates ranging from four to 26 weeks be offered by the Office of Finance through a competitive auction conducted with securities dealers in the discount note selling group. One or more of the FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding based on their requests at a weighted average rate of the winning bids from the dealers. If the bids submitted are less than the total of the FHLBanks’ requests, an FHLBank receives funding based on that FHLBank’s capital relative to the capital of other FHLBanks offering discount notes.
Regardless of the method of issuance, the Office of Finance can only issue consolidated obligations when an FHLBank provides a request for and agrees to accept the funds.
Deposits
The FHLBank Act allows the FHLBNY to accept deposits from its members, and other FHLBanks and government instrumentalities. For the FHLBNY, member deposits are also a source of funding, but the FHLBNY does not rely on member deposits to meet its funding requirements. For members, deposits are a low-risk earning asset that may satisfy their regulatory liquidity requirements. The FHLBNY offers several types of deposit programs to its members, including demand and term deposits.

Retained Earnings and Dividends
The FHLBNY’s Board of Directors adopted the Retained Earnings and Dividend Policy in order to: (1) establish a process to assess the adequacy of retained earnings in view of the Bank’s assessment of the financial, economic and business risks inherent in its operations; (2) establish the priority of contributions to retained earnings relative to other distributions of income; (3) establish a target level of retained earnings and a timeline to achieve the target; and (4) establish a process to ensure maintenance of appropriate levels of retained earnings. The objective of the Retained Earnings and Dividend Policy is to preserve the value of the members’ investment in the Bank.
The FHLBNY may pay dividends from retained earnings and current income. The FHLBNY’s Board of Directors may declare and pay dividends in either cash or capital stock. Dividends and the dividend policy of the FHLBNY are subject to Finance Board regulations and policies.
To preserve the value of the members’ investments, the level of retained earnings should be sufficient to: (1) protect the members’ paid in capital from losses related to market, credit, operational, and other risks (including legal and accounting) within a defined confidence level under normal operating conditions; and (2) provide members with a predictable dividend stream. The FHLBNY’s level of retained earnings should provide management with a high degree of confidence that reasonably foreseeable losses will not impair paid in capital thereby preserving the par value of the stock, and to supplement dividends when current earnings are low or losses occur.
As of December 31, 2007 and 2006, management determined that the amount of retained earnings necessary to achieve the objectives based on the risk profile of the FHLBNY’s balance sheet was $159.2 and $186.3 million. Actual unrestricted retained earnings as of December 31, 2007 and 2006 were $418.3 million and $368.7 million. Management expects future dividend payout ratios to range from 90% to 100% of net income.
The Retained Earnings and Dividend Policy establishes a dividend payout after determining a retained earnings target amount, based on an assessment methodology approved by the Board of Directors, that reasonably identifies and quantifies all material risks faced by the FHLBNY. The final dividend payout is subject to Board of Directors’ approval and the applicable Finance Board regulations.
The following table summarizes the impact of dividends on the FHLBNY’s retained earnings for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007	2006	2005

Retained earnings, beginning of year	$368,688	$291,413	$223,434
Net Income for the year	323,105	285,195	230,158

	691,793	576,608	453,592
Dividend paid in the year*	(273,498)	(207,920)	(162,179)

Retained earnings, end of year	$418,295	$368,688	$291,413

*	Dividends are not accrued at quarter end; they are declared and paid in the month following the end of the quarter.

Competition
Demand for advances is affected by, among other things, the availability to members of other sources of liquidity, including retail deposits, and the cost of those other sources. Because members generally grow their balance sheets at a faster pace than they grow retail deposits and capital, the FHLBNY competes with other suppliers of wholesale funding, both secured and unsecured, to fill the members’ potential funding gaps. Such other suppliers of funding may include investment banking firms and commercial banks. Certain members may have access to alternative wholesale funding sources such as through lines of credit, wholesale CD programs, and sales of securities under agreements to repurchase. Large members may also have independent access to the national and global credit markets. The availability of alternative funding sources can vary as a result of market conditions, member creditworthiness, and availability of collateral as well as other factors.
The FHLBNY competes for funds raised through the issuance of unsecured debt in the national and global debt markets. Competitors include Federal National Mortgage Association “Fannie Mae”, Federal Home Loan Mortgage Corp. “Freddie Mac” and other Government Sponsored Enterprises, as well as corporate, sovereign, and supranational entities. Increases in the supply of competing debt products could, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and the cost of funds can be adversely affected by regulatory initiatives that could reduce demand for Federal Home Loan Bank system debt. Although the available supply of funds has kept pace with the funding needs of the FHLBNY’s members, there can be no assurance that this will continue to be the case indefinitely.
The FHLBNY competes for the purchase of mortgage loans held-for-portfolio. For single-family products, the FHLBNY competes primarily with the Fannie Mae and Freddie Mac. The FHLBNY competes primarily on the basis of price, products, structures, and services offered.
In addition, the sale of callable debt and the simultaneous execution of callable derivatives that mirror the debt have been an important source of competitively priced funding for the FHLBNY. Therefore, the liquidity of markets for callable debt and derivatives are an important determinant of the FHLBNY’s relative cost of funds. There is considerable competition among high credit quality issuers in the markets for callable debt and derivatives. There can be no assurance that the current breadth and depth of these markets will be sustained.
Competition among the twelve member banks of the Federal Home Loan Bank system (“FHLBanks”) is limited. A member bank holding company with multiple banking charters may operate in multiple Federal Home Loan Bank districts. If the member has a centralized treasury function, it is possible that there could be competition for advances. A limited number of financial institutions who are members of the FHLBNY are part of a bank holding companies with multiple charters, and could therefore be affiliated with other FHLBanks. The FHLBNY does not believe that the amount of advances borrowed, or the amount of capital stock held, is material in the context of its competitive environment. Certain large financial institutions, operating in the FHLBNY’s district may borrow unsecured Federal funds from other FHLBanks. The FHLBNY is not prohibited by regulation from purchasing short-term investments from its members. However, the FHLBNY’s current practice is not to permit members to borrow unsecured funds from the FHLBNY. Therefore the FHLBNY does not compete with other FHLBanks in the unsecured Federal funds market.
An indirect but growing source of competition is the acquisition of a FHLBNY member bank by a member of another FHLBank. Under Finance Board regulations, the acquired member is no longer a member of the FHLBNY and cannot borrow additional funds from the FHLBNY. In addition, the non-member may not renew advances when they mature. Former members of the FHLBNY, who by virtue of being acquired attained non-member status, had advances borrowed and outstanding of $3.3 billion and $1.8 billion at December 31, 2007 and 2006. Such non-members also held capital stock, which was reported as mandatorily redeemable capital stock and classified as a liability in the FHLBNY’s Statements of condition, of $238.6 million and $109.9 million at December 31, 2007 and 2006.

Oversight, Audits, and Examinations
The FHLBNY is supervised and regulated by the Federal Housing Finance Board “Finance Board”, which is an independent agency in the executive branch of the U.S. government. The Finance Board ensures that the FHLBNY carries out its housing and community development mission, remains adequately capitalized and able to raise funds in the capital markets, and operates in a safe and sound manner.
The Board of Directors of the Finance Board has five members. Four are appointed by the President of the United States, with the advice and consent of the Senate, to serve seven-year terms. The fifth member is the Secretary of the Department of Housing and Urban Development or the Secretary’s designee. The Finance Board is supported by assessments from the twelve FHLBanks with no tax dollars or other appropriations supporting the operations of the Finance Board or the FHLBanks. To evaluate the safety and soundness of the FHLBNY, the Finance Board conducts annual and periodic on-site examinations of the Bank as well as periodic off-site reviews. Additionally, the Finance Board requires each FHLBank to submit monthly financial information on their condition and results of operations.
The Government Corporation Control Act provides that, before a government corporation may issue and offer obligations to the public, the Secretary of the Treasury shall: prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price. The U.S. Department of the Treasury receives the Finance Board’s annual report to Congress, monthly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.
The FHLBNY has an internal audit department; the FHLBNY’s Board of Directors has an Audit Committee; an independent registered public accounting firm audits the annual financial statements of the FHLBNY. The independent registered public accounting firm conducts these audits following auditing standards established by the Public Company Accounting Oversight Board (United States). The FHLBanks, the Finance Board, and Congress all receive the audit reports. The FHLBNY must also submit annual management reports to Congress, the President, the Office of Management and Budget, and the Comptroller General. These reports include: Statements of financial condition, operations, and cash flows; a Statement of internal accounting and administrative control systems; and the Report of the independent registered public accounting firm on the financial statements and internal controls over financial reporting.
The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Board and the FHLBanks, including the FHLBNY, and to decide the extent to which they fairly and effectively fulfill the purpose of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the FHLBNY’s financial statements conducted by a registered independent public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget and the FHLBNY. The Comptroller General may also conduct his or her own audit of any financial statements of the FHLBNY.

Personnel
As of December 31, 2007 the FHLBNY had 238 full-time and 8 part-time employees. At December 31, 2006, there were 225 full-time and 7 part-time employees. The employees are not represented by a collective bargaining unit, and the FHLBNY considers its relationship with its employees to be good.
Tax Status
The FHLBanks, including the FHLBNY, are exempt from ordinary federal, state, and local taxation except for local real estate tax.
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
The FHLBanks are required to make payments to REFCORP until the total amount of payments actually made is equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030. The REFCORP assessment is 20 percent of annual GAAP net income after payment of AHP assessments; see section immediately following this discussion for an explanation of the impact of AHP assessment and interest payments due on mandatorily redeemable capital stock.
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
The REFCORP assessment of the FHLBanks was a cash payment of $209.0 million for the fourth quarter of 2007 and a cash payment of $703.0 million for the year 2007. The payments are made based on preliminary GAAP net income amounts due to the timing requirement of the payment. Any FHLBank with a net loss for a quarter is not required to pay the REFCORP assessment for that quarter. As specified in the Finance Board regulation that implements section 607 of the GLB Act, the amount by which the REFCORP payment for any quarter exceeds the $75 million benchmark payment is used to simulate the purchase of zero-coupon Treasury bonds to “defease” all or a portion of the most-distant remaining quarterly benchmark payment. The $134.0 million by which the fourth-quarter REFCORP payment exceeded the $75.0 million quarterly benchmark will fully defease the remaining $64.0 million portion of the benchmark payment due on April 15, 2014, the benchmark payment due on January 15, 2014, and defease $24.0 million of the $75.0 million benchmark payment due on October 15, 2013. The defeased benchmark payments, or portions thereof, can be reinstated if future actual REFCORP payments fall short of the $75.0 million benchmark in any quarter.

As a result of the REFCORP payments of $703.0 million made by the FHLBanks in 2007, the overall period during which the FHLBanks must continue to make quarterly payments was shortened to October 15, 2013, effective at December 31, 2007. This date assumes that the FHLBanks will pay exactly $300.0 million annually after December 31, 2007 until the annuity is fully satisfied. This compares to the outside date of July 15, 2015, effective at December 31, 2006, based on REFCORP payments made through 2006.
The cumulative amount to be paid to REFCORP by the FHLBNY is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the FHLBNY experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s full year net income. The FHLBNY would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year.
Affordable Housing Program Assessments. Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program (“AHP”). Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100.0 million or 10 percent of regulatory net income. Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock under Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Board. The Affordable Housing Program and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBNY accrues this expense monthly based on its regulatory income.
The FHLBNY charges the amount set aside for Affordable Housing Program to income and recognizes the amounts set aside as a liability. The Bank relieves the AHP liability as members use subsidies. In periods where the FHLBNY’s regulatory income before Affordable Housing Program and REFCORP is zero or less, the amount of AHP liability is equal to zero, barring application of the following. If the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program and REFCORP to the sum of the income before Affordable Housing Program and REFCORP of the 12 FHLBanks. There was no shortfall in the years ended 2007, 2006, or 2005.

ITEM 1A. RISK FACTORS
The following risk factors along with all of the other information set forth in this Annual Report on Form 10-K, including the financial statements and accompanying notes, should be considered. If any of the events or developments described in this section were to occur, the business, financial condition or results of operations could be adversely affected.
The FHLBNY’s funding depends on its ability to access the capital markets. The FHLBNY’s primary source of funds is the sale of consolidated obligations in the capital markets. The FHLBNY’s ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond the FHLBNY’s control. Accordingly, the FHLBNY may not be able to obtain funding on acceptable terms, if at all. If the FHLBNY cannot access funding when needed on acceptable terms, its ability to support and continue operations could be adversely affected, which could negatively affect their financial condition and results of operations.
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
The FHLBNY relies upon derivative instrument transactions to reduce its interest-rate risk, and changes in its credit ratings may adversely affect its ability to enter into derivative instrument transactions on acceptable terms. The FHLBNY’s financial strategies are highly dependent on its ability to enter into derivative instrument transactions on acceptable terms to reduce its interest-rate risk. Rating agencies may from time to time change a rating or issue negative reports, which may adversely affect the FHLBNY’s ability to enter into derivative instrument transactions with acceptable parties on satisfactory terms in the quantities necessary to manage its interest-rate risk on consolidated obligations or other financial instruments. This could negatively affect the FHLBNY’s financial condition and results of operations.
The FHLBanks are governed by federal laws and regulations, which could change or be applied in a manner detrimental to the FHLBNY’s operations. The FHLBanks are government-sponsored enterprises (“GSEs”), organized under the authority of the FHLBank Act, and, as such, are governed by federal laws and regulations of the Finance Board, an independent agency in the executive branch of the federal government. From time to time, Congress has amended the FHLBank Act in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Board could have a negative effect on the FHLBanks’ ability to conduct business or its costs of doing business.
Changes in regulatory or statutory requirements or in their application could result in, among other things, changes in: the FHLBNY’s cost of funds; retained earnings requirements; debt issuance; dividend payment limits and the form of dividend payments; capital redemption and repurchase limits; permissible business activities; the size, scope; or nature of the FHLBNY’s lending, investment, or mortgage purchase program activities; or increased compliance costs. Changes that restrict dividend payments, the growth of the FHLBNY’s current business, or the creation of new products or services could negatively affect the FHLBNY’s results of operations and financial condition. Further, the regulatory environment affecting members could be changed in a manner that would negatively affect their ability to acquire or own an FHLBNY’s capital stock or take advantage of an FHLBNY’s products and services.

Changes in the regulation of GSEs or the FHLBanks’ status as GSEs may adversely affect the FHLBNY’s business activities, future advance balances, and the cost of debt issuance. Many GSEs, such as Fannie Mae, Freddie Mac, and the FHLBank System, have grown significantly in recent years. As a result of this growth, these GSEs have actively issued debt securities to fund their operations. In addition, negative accounting and other announcements by Fannie Mae and Freddie Mac have created pressure on debt pricing, as investors have perceived their debt instruments as bearing increased risk. Restatement of financial statements and related announcements by the FHLBanks may contribute to this pressure on FHLBank debt pricing.
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
Changes in interest rates could significantly affect the FHLBNY’s financial condition and results of operations. The FHLBNY realizes income primarily from the spread between interest earned on its outstanding advances, investments and shareholders’ capital, and interest paid on its consolidated obligations and other liabilities. Although the FHLBNY uses various methods and procedures to monitor and manage its exposure to changes in interest rates, the FHLBNY may experience instances when either its interest-bearing liabilities will be more sensitive to changes in interest rates than interest-earning assets, or vice versa. In either case, interest rate movements contrary to the FHLBNY’s position could negatively affect its financial condition and results of operations. Moreover, the effect of changes in interest rates can be exacerbated by prepayment and extension risk, which is the risk that mortgage related assets will be refinanced by the mortgagor in low interest rate environments or will remain outstanding longer then expected at below market yields when interest rates increase.
A loss or change of business activities with large members could adversely affect the FHLBNY’s results of operations and financial condition. Withdrawal of one or more large members from the FHLBNY’s membership could result in a reduction of the FHLBNY’s total combined assets, capital, and net income. If one or more of the FHLBNY’s large members were to prepay its advances or repay the advances as they came due and no other advances were made to replace them, it could also result in a reduction of the FHLBNY’s total combined assets, capital, and net income. The timing and magnitude of the effect of a reduction in the amount of advances would depend on a number of factors, including:
•	the amount and the period over which the advances were prepaid or repaid;

•	the amount and timing of any corresponding decreases in activity-based capital;

•	the profitability of the advances;

•	the size and profitability of the FHLBNY’s short- and long-term investments; and

•	the extent to which consolidated obligations matured as the advances were prepaid or repaid.

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
The FHLBNY may not be able to meet its obligations as they come due or meet the credit and liquidity needs of its members in a timely and cost-effective manner. The FHLBNY seeks to be in a position to meet its members’ credit and liquidity needs and pay their obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. In addition, the FHLBNY maintains a contingency liquidity plan designed to enable it to meet its obligations and the liquidity needs of members in the event of operational disruptions or short-term disruptions in the capital markets. The FHLBNY’s ability to manage its liquidity position or its contingency liquidity plan may not enable it to meet its obligations and the credit and liquidity needs of its members, which could have an adverse effect on the FHLBNY’s financial condition and results of operations.
The FHLBNY faces competition for advances, loan purchases, and access to funding, which could adversely affect its businesses and the FHLBNY’s efforts to make advance pricing attractive to its members may affect earnings. The FHLBNY’s primary business is making advances to its members, and the Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks and, in certain circumstances, and other FHLBanks. The FHLBNY’s members have access to alternative funding sources, which may offer more favorable terms than the FHLBNY on its advances, including more flexible credit or collateral standards. The FHLBNY may make changes in policies, programs, and agreements affecting members from time to time, including, affecting the availability of and conditions for access to advances and other credit products, the MPF Program, the AHP, and other programs, products, and services, could cause members to obtain financing from alternative sources. In addition, many competitors are not subject to the same regulations, which may enable those competitors to offer products and terms that the FHLBNY is not able to offer.
The availability to the FHLBNY’s members of alternative funding sources that are more attractive may significantly decrease the demand for the FHLBNY’s advances. Lowering the price of the advances to compete with these alternative funding sources may decrease the profitability of advances. A decrease in the demand for the FHLBNY’s advances or a decrease in the FHLBNY’s profitability on advances could adversely affect the FHLBNY’s financial condition and results of operations.
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

The FHLBNY relies heavily on information systems and other technology. The FHLBNY relies heavily on its information systems and other technology to conduct and manage its business. If the FHLBNY experiences a failure or interruption in any of these systems or other technology, the FHLBNY may be unable to conduct and manage its business effectively, including, its advance and hedging activities. Although the FHLBNY has implemented a business continuity plan, it may not be able to prevent, timely and adequately address, or mitigate the negative effects of any failure or interruption. Any failure or interruption could adversely affect its member relations, risk management, and profitability, which could negatively affect the FHLBNY’s financial condition and results of operations.
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
The FHLBNY may become liable for all or a portion of the consolidated obligations of the FHLBanks, which could negatively impact the FHLBNY’s financial condition and results of operations. The FHLBNY is jointly and severally liable along with the other Federal Home Loan Banks for the consolidated obligations issued on behalf of the Federal Home Loan Banks through the Office of Finance. Dividends on, redemption of, or repurchase of shares of the FHLBNY’s capital stock can not occur unless the principal and interest due on all consolidated obligations have been paid in full. If another Federal Home Loan Bank were to default on its obligation to pay principal or interest on any consolidated obligations, the Finance Board may allocate the outstanding liability among one or more of the remaining Federal Home Loan Banks on a pro rata basis or on any other basis the Finance Board may determine. As a result, the FHLBNY’s ability to pay dividends on, to redeem, or to repurchase shares of capital stock could be affected by the financial condition of one or more of the other Federal Home Loan Banks. However, no Federal Home Loan Bank has ever defaulted on its debt since the FHLB System was established in 1932.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
The FHLBNY occupies approximately 41,000 square feet of leased office space at 101 Park Avenue, New York, New York. The FHLBNY also maintains 30,000 square feet of leased office space at 30 Montgomery Street, Jersey City, New Jersey, principally as an operations center and off-site back-up facility.
ITEM 3. LEGAL PROCEEDINGS
From time to time, the FHLBNY is involved in disputes or regulatory inquiries that arise in the ordinary course of business. At the present time there are no material pending legal proceedings against the FHLBNY that would significantly impact the Bank’s financial condition, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Under the FHLBank Act, the only matter that is submitted to shareholders for a vote is the annual election of the FHLBNY’s elected directors. The majority of the FHLBNY’s directors are elected by and from the membership. The FHLBank Act requires that the FHLBNY’s regulator, the Federal Housing Finance Board (“Finance Board”) appoint the remainder.
The Director Election Process in 2007
Voting rights of shareholders with regard to the election of directors are set forth in Finance Board regulations located at 12 C.F.R. Section 915. Specifically, holders of stock that were members of the FHLBNY as of the record date, December 31 of the year immediately preceding an election are entitled to participate in the election process. Eligible shareholders may nominate representatives from FHLBNY members in their states to serve three-year terms on the FHLBNY’s Board of Directors. After the slate of nominees is finalized, each shareholder is then eligible to vote for the number of open director seats in the state in which its principal place of business is located. Each shareholder is entitled to cast one vote for each share of stock that the shareholder was required to hold as of the record date; however, the number of votes that each shareholder may cast for each directorship can not exceed the average number of shares of stock that were required to be held by all members located in that state on the record date. The nomination and election of directors is conducted by mail; no in-person meetings of the members are held.
Elected directorships are allocated by state and such allocation is performed by the Finance Board each year in accordance with provisions of the Federal Home Loan Bank Act located at 12 U.S.C. 1427. The allocation is based primarily on the number of shares of capital stock required to be held by the members in each state in the Bank’s district as of the end of the calendar year preceding the election. Throughout 2007, the Bank had seventeen director positions eleven elected by the members of the Bank and six appointed by the Finance Board. Of the eleven elected director positions, six were allocated to New York, four to New Jersey and one to Puerto Rico and the U.S. Virgin Islands.
However, as a result of calculations performed by the Finance Board in May of 2007, the number of elected director seats allocated to New York was reduced by one seat down to five as of January 1, 2008. This reduction meant that the seat occupied by director John Scarchilli, one of the directors representing New York, was lost as of December 31, 2007. However, Mr. Scarchilli was, as described below, elected by the Bank’s members to fill one of the two seats allocated to New York that was up for election during the 2007 director elections. Thus, as of the date of this current report on Form 10-K, the Bank’s Board has sixteen director positions, ten elected by the members of the Bank and six appointed by the Finance Board.

The table below shows the total number of elective directorships designated by the Finance Board for each state in the Bank’s district for 2008 and the number of director positions that were required to be filled in the Bank’s 2007 election of directors:

	Total Elective	Directorships
	Directorships	Up For Election
State	for 2008	in 2007

New Jersey	4	2

New York	5	2

Puerto Rico & U.S. Virgin Islands	1	0

District Total	10	4
Consistent with the foregoing, the only matter submitted to a vote of shareholders in 2007 was the election of certain directors, which occurred in the last quarter of 2007. The FHLBNY conducted this election to fill all open elective directorships for 2008 designated by the Finance Board. The election was conducted in accordance with Finance Board regulations. Information about the results of the election is set forth below.
2007 Director Election Results
On November 1, 2007, the stockholders of the FHLBNY re-elected Messrs. Joseph R. Ficalora, Ronald E. Hermance, Kevin J. Lynch and John M. Scarchilli as directors of the FHLBNY to each serve for a three-year term commencing January 1, 2008. The following information summarizes the results of the election:
New York
In New York, two directorships were open. John M. Scarchilli received 2,622,397 votes and Joseph R. Ficalora received 2,402,328 votes, respectively, and were elected. There were no other nominees. 5,811,815 votes were not cast.
Ordinarily, with only two candidates running for two seats, there would have not been any need under Finance Board regulations for an election in New York. However, an election was required because one of the open seats was a “guaranteed” seat allocated to New York and the other was a “non-guaranteed seat”. The main difference between the two seats is that the “non-guaranteed” seat is subject to elimination by the Finance Board depending on the proportion of capital stock held by members in the states in the Bank’s district, whereas the “guaranteed” seat is not subject to such elimination. As Mr. Scarchilli received the higher amount of votes, he filled the “guaranteed” seat; Mr. Ficalora filled the other seat.

New Jersey
In New Jersey, two directorships were open. Ronald E. Hermance received 1,589,289 votes and Kevin J. Lynch received 1,449,996 votes, respectively, and were elected. One other nominee received 781,206 votes. 1,781,059 votes were not cast.
Apart from the foregoing, each of the following elected directors served on the Board during 2007 and their terms continued into 2008: Carl A. Florio, James W. Fulmer, José Ramon Gonzalez, David W. Lindstrom, Katherine J. Liseno, Kevin J. Lynch and George Strayton. The term of elected director George Engelke, who served on the Board throughout 2007, ended on December 31, 2007; due to term limitations, Mr. Engelke was not eligible to run for another term. In addition, elected director Carl A. Florio, who served on the Board throughout 2007 and whose term would have continued throughout 2008, left the Board on January 22, 2008 because of the termination of his employment with Bank member First Niagara Bank. In accordance with FHFB regulations, to serve as an elected director, one must be a director or officer of a member institution.
Directors Appointed by the Federal Housing Finance Board
In addition to the aforementioned group of elected directors, the remainder of the FHLBNY’s directors are appointed by the regulator of the Federal Home Loan Banks, the Finance Board. There are six appointed director seats on the Bank’s Board. The term of each directorship is three years. Each year, the terms of two of the appointed director seats will expire.
As of 2007, Finance Board regulations require that the Boards of the Federal Home Loan Banks submit names of potential directors for the consideration of the Finance Board. The board of directors of the Home Loan Bank may consider any individual for inclusion on the list of names submitted to the Finance Board provided that the board of directors has determined that the individual is eligible to serve in accordance with the Finance Board’s regulations and well-qualified for an appointive directorship at the Bank. In this regard, the regulations also provide that any individual who seeks to be appointed to the board of a Federal Home Loan Bank may submit to the Home Loan Bank an executed appointive director application form. However, the ultimate determination of whether a person is eligible to serve as an appointed director and the selection of the appointed directors remains solely within the discretion of the Finance Board.
Anne Evans Estabrook and Richard S. Mroz served as appointed directors throughout 2007, and were reappointed by the Finance Board to serve as directors for three-year terms commencing on January 1, 2008. In addition, on April 12, 2007, the Finance Board appointed Michael M. Horn and Joseph J. Melone to fill certain existing vacancies on the Board and serve as appointed directors through December 31, 2009, and C. Cathleen Raffaeli and Edwin C. Reed to fill other existing vacancies on the Board and serve as appointed directors through December 31, 2008. For the year 2008, the directors on the FHLBNY’s Board appointed by the Federal Housing Finance Board are Ms. Estabrook, Mr. Horn, Mr. Melone, Mr. Mroz, Ms. Raffaeli and Mr. Reed.
The FHLBNY is exempt from filing of information and proxy statements in accordance with correspondence from the Office of Chief Counsel of the Division of Corporate Finance of the U.S. Securities and Exchange Commission dated August 26, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All of the stock of the FHLBNY is owned by its members. Stock may also be held by former members as a result of having acquired by a non-member institution. The FHLBNY conducts its business in advances and mortgages exclusively with its stockholder members and housing associates. There is no established marketplace for FHLBNY stock. FHLBNY stock is not publicly traded. It may be redeemed at par value upon request, subject to regulatory limits. The par value of all FHLBNY stock is $100 per share. These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended. At December 31, 2007 the FHLBNY had 291 members. Total capital stock held by members was 43,679,710 and 2,385,960 held by former members. Capital stock held by former members is classified as a liability, and deemed mandatorily redeemable under the provisions SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). At December 31, 2006 the FHLBNY had 293 members and 35,462,530 shares of stock held by members, and 1,099,496 shares held by former members.
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
The following amounts are in thousands:

	2007		2006		2005
Month Paid	Amount	Dividend Rate	Amount	Dividend Rate	Amount	Dividend Rate

January	$67,203	7.00%	$46,369	5.11%	$28,715	3.05%
April	67,280	7.50	47,137	5.25	42,573	4.70
July	68,840	7.50	53,913	5.75	45,970	5.00
October	78,810	8.05	62,020	6.25	48,639	5.25

	$282,133		$209,439		$165,897

Dividends paid to non-members are classified as interest expense and are associated with mandatorily redeemable stock held by former members. In the table above, payments to former members are also included as dividends paid. Dividends paid to former members were $11.7 million, $3.1 million, and $2.7 million for the years ended December 31, 2007, 2006 and 2005.
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

ITEM 6. SELECTED FINANCIAL DATA

Statements of Condition	December 31,
(dollars in millions)	2007	2006	2005	2004	2003

Investments (1)	$25,431	$20,503	$21,190	$18,363	$14,217
Advances	82,090	59,012	61,902	68,507	63,923
Mortgage loans	1,492	1,483	1,467	1,178	672
Total assets	109,683	81,703	85,014	88,439	79,230
Deposits and borrowings	1,647	2,390	2,658	2,297	2,100
Consolidated obligations	101,117	74,234	77,279	80,157	70,857
Mandatorily redeemable capital stock	239	110	18	127	—
AHP liability	119	102	91	82	93
REFCORP liability	24	17	14	10	—
Capital stock	4,368	3,546	3,590	3,655	3,639
Retained earnings	418	369	291	223	127
Equity to asset ratio (2)	4.33%	4.79%	4.57%	4.38%	4.75%

Statements of Condition	Years ended December 31,
Averages (dollars in millions)	2007	2006	2005	2004	2003

Investments (1)	$22,230	$19,490	$19,944	$17,642	$19,833
Advances	65,454	64,658	63,446	65,289	70,943
Mortgage loans	1,502	1,471	1,360	928	527
Total assets	89,961	86,319	85,254	84,344	92,747
Interest-bearing deposits and other borrowings	2,286	1,773	2,112	1,968	2,952
Consolidated obligations	82,233	79,314	77,629	76,105	81,818
Mandatorily redeemable capital stock	146	51	56	238	—
AHP liability	108	95	84	83	105
REFCORP liability	10	9	7	4	2
Capital stock	3,771	3,737	3,604	3,554	4,082
Retained earnings	362	314	251	159	193

Operating Results and other data
(dollars in millions,	Years ended December 31,
except earnings and dividends per share)	2007	2006	2005	2004	2003

Net interest income (3)	$499	$470	$395	$268	$299
Net income	323	285	230	161	46
Dividends paid in cash	273	208	162	66	164
AHP expense	37	32	26	19	5
REFCORP expense	81	71	58	40	11
Return on average equity (4)	7.85%	7.04%	5.97%	4.34%	1.08%
Return on average assets	0.36%	0.33%	0.27%	0.19%	0.05%
Operating expenses	$67	$63	$59	$51	$48
Operating expenses ratio (5)	0.07%	0.07%	0.07%	0.06%	0.05%
Earnings per share	$8.57	$7.63	$6.36	$4.55	$1.12
Dividend per share	$7.51	$5.59	$4.50	$1.83	$3.97
Headcount (Full/part time)	246	232	221	210	206

(1)	Investments include held-to-maturity securities, available for-sale securities, interest-bearing deposits, Federal funds, and loans to other FHLBanks.

(2)	Equity to asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.

(3)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(4)	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average accumulated other comprehensive income (loss).

(5)	Operating expenses as a percentage of average assets.

Supplementary financial data for each quarter for the years ended December 31, 2007 and 2006 are presented below (in thousands):

	2007 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$1,375,801	$1,221,924	$1,102,469	$1,075,311
Interest expense	1,227,981	1,095,902	989,612	962,623

Net interest income	147,820	126,022	112,857	112,688

Provision for credit loss	40	—	—	—
Other income (loss)	2,040	8,006	1,460	1,994
Other expenses	53,830	48,813	43,690	43,409

	51,830	40,807	42,230	41,415

Net income	$95,990	$85,215	$70,627	$71,273

	2006 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$1,174,997	$1,212,398	$1,069,478	$947,374
Interest expense	1,045,761	1,089,978	954,255	844,135

Net interest income	129,236	122,420	115,223	103,239

Provision for credit loss	10	—	1	—
Other income (loss)	(14,705)	(1,057)	3,647	(1,124)
Other expenses	44,256	44,538	43,451	39,428

	58,971	45,595	39,805	40,552

Net income	$70,265	$76,825	$75,418	$62,687

Interim period - Infrequently occurring items recognized.
2007- There were no infrequently occurring items that were material in any interim periods in 2007.
2006- In the second and third quarters, the Bank retired debt with reported losses of $6.8 million. In the fourth quarter, debt retirements resulted in losses of $19.5 million. Advance prepayments initiated by the Bank’s members were significant during the fourth quarter.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS
Forward-Looking Statements
Statements contained in this Annual Report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”) may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Item 1A and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. The Bank does not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Bank.
Forward-looking statements include, among others, the following:
•	the Bank’s projections regarding income, retained earnings, and dividend payouts;

•	the Bank’s expectations relating to future balance sheet growth;

•	the Bank’s targets under the Bank’s retained earnings plan; and

•	the Bank’s expectations regarding the size of its mortgage-loan portfolio, particularly as compared to prior periods.
Actual results may differ from forward-looking statements for many reasons, including but not limited to:
•	changes in economic and market conditions;

•	changes in demand for Bank advances and other products resulting from changes in members’ deposit flows and credit demands or otherwise;

•	an increase in advance prepayments as a result of changes in interest rates or other factors;

•	the volatility of market prices, rates, and indices that could affect the value of collateral held by the Bank as security for obligations of Bank members and counterparties to interest-rate-exchange agreements and similar agreements;

•	political events, including legislative developments that affect the Bank, its members, counterparties, and/or investors in the COs of the FHLBanks;

•	competitive forces including, without limitation, other sources of funding available to Bank members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled employees;

•	the pace of technological change and the ability of the Bank to develop and support technology and information systems, including the internet, sufficient to manage the risks of the Bank’s business effectively;

•	changes in investor demand for COs and/or the terms of interest-rate-exchange-agreements and similar agreements;

•	timing and volume of market activity;

•	ability to introduce new or adequately adapt current Bank products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;

•	risk of loss arising from litigation filed against one or more of the FHLBanks;

•	realization of losses arising from the Bank’s joint and several liability on COs;

•	risk of loss due to fluctuations in the housing market;

•	inflation or deflation; and

•	issues and events within the FHLBank System and in the political arena that may lead to regulatory, judicial, or other developments that may affect the marketability of the COs, the Bank’s financial obligations with respect to COs, and the Bank’s ability to access the capital markets.
Risks and other factors could cause actual results of the Bank to differ materially from those implied by any forward-looking statements. These risk factors are not exhaustive. The Bank operates in a changing economic and regulatory environments, and new risk factors will emerge from time to time. Management cannot predict such new risk factors nor can it assess the impact, if any, of such new risk factors on the business of the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

Organization of Management’s Discussion and Analysis (“MD&A”).
The FHLBNY’s MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

Executive Overview
This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-K. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), this Form 10-K should be read in its entirety.
Cooperative business model. As a cooperative, the FHLBNY seeks to maintain a balance between its public policy mission and its ability to provide adequate returns on the capital supplied by its members. The FHLBNY achieves this balance by delivering low-cost financing to members to help them meet the credit needs of their communities and by paying a dividend on the members’ capital stock. Reflecting the FHLBNY’s cooperative nature, the FHLBNY’s financial strategies are designed to enable the FHLBNY to expand and contract in response to member credit needs. The FHLBNY invests its capital in high quality, short- and intermediate-term financial instruments. This strategy allows the FHLBNY to maintain sufficient liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations, and meet other obligations. The dividends paid by FHLBNY are largely the result of the FHLBNY’s earnings on invested member capital, net earnings on member credit, mortgage loans and investments, offset in part by the FHLBNY’s operating expenses and assessments. FHLBNY’s board of directors and management determine the pricing of member credit and dividend policies based on the needs of its members and the cooperative.
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
To accomplish its public purpose, the FHLBanks, including the FHLBNY, offer a readily available, low-cost source of funds, called advances, to member institutions and certain housing associates. Congress originally granted access to advances only to those institutions with the potential to make and hold long-term, amortizing home mortgage loans. Such institutions were primarily federally and state chartered savings and loan associations, cooperative banks, and state-chartered savings banks (thrift institutions). FHLBanks and its member thrift institutions are an integral part of the home mortgage financing system in the United States.
However, a variety of factors, including a severe recession, record-high interest rates, and deregulation, resulted in significant financial losses for thrift institutions in the 1980s. In response to the significant cost borne by the American taxpayer to resolve the failed thrift institutions, Congress restructured the home mortgage financing system in 1989 with the passage of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). Through this legislation, Congress reaffirmed the housing finance mission of the FHLBanks and expanded membership eligibility in the FHLBanks to include commercial banks and credit unions with a commitment to housing finance.
Different FHLBank Business Strategies. Each FHLBank is operated as a separate entity with its own management, employees and board of directors. In addition, all FHLBanks operate under the Finance Board’s supervisory and regulatory framework. However, each FHLBank’s management and board of directors determine the best approach for meeting its business objectives and serving its members. As such, the management and board of directors of each FHLBank have developed different business strategies and initiatives to fulfill that FHLBank’s mission, and they re-evaluate these strategies and initiatives from time to time.

Business segment. The FHLBNY manages its operations as a single business segment. Advances to members are the primary focus of the FHLBNY’s operations and the principal factor that impacts its operating results. The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax. It is required to make payments to Resolution Funding Corporation (“REFCORP”), and set aside a percentage of its income towards an Affordable Housing Program (“AHP”). Together they are referred to as assessments.
2007 Highlights
The FHLBNY reported record 2007 net income of $323.1 million, or $8.57 per share compared with net income of $285.2 million or $7.63 per share, for 2006. The return on average equity, which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income, in 2007 was 7.85%, compared with 7.04% in 2006. The Bank’s record earnings in 2007 were positively impacted by the extraordinary increase in advances borrowed by its membership in the last two quarters of the year.
•	Net interest income after the provision for credit losses, a key metric for the FHLBNY, was $499.4 million for 2007, up by $29.3 million, or 6.2% from the prior year. Net interest income represents the difference between income from interest-earning assets and interest expenses paid on interest-bearing liabilities. Net interest spread earned was 30 basis points in 2007, up slightly from 29.5 basis points in 2006. Net interest spread is the difference between yields on interest-earning assets and yields on interest-bearing liabilities. Return on average earning-assets increased to 56 basis points in 2007, up from 54.9 basis points from the prior year, and improved returns were directly attributable to the increase in net income in 2007 compared to 2006.

•	Net realized and unrealized gain from hedging activities resulted in net gains of $18.4 million in 2007, compared to net gains of $9.7 million in 2006. The increase primarily represented net unrealized gains from fair value hedges designated as economic hedges in 2007.

•	Operating Expenses were $66.6 million in 2007, up by $3.4 million, or 5.3% from the prior year. Increases were primarily from higher charges for the supplemental pension and postretirement health benefit plans, the cost of additions to staffing levels, and the inflationary cost of employment and related expenses.

•	REFCORP assessments were $80.8 million in 2007, up by $9.5 million, from 2006. AHP assessments were $37.2 million, up by $5.2 million, from 2006. Assessments are calculated on net income before assessments and the increase was due to higher net income in 2007 compared to 2006.

•	Cash dividends were paid to stockholders in each of the quarters in 2007. In 2007, they totaled $7.51 per share of capital stock (par value $100), up from $5.59 in 2006.
At December 31, 2007, the FHLBNY’s Total assets were a record $109.7 billion, an increase of $28.0 billion, or 34.2%, from December 31, 2006. The principal driver was the record growth in advances borrowed by members. The Bank also increased balance sheet liquidity by increasing investments in short-term money market instruments, increasing leverage and total assets.
•	Advances grew by over 39.1% to $82.1 billion at December 31, 2007, compared with $59.0 billion at December 31, 2006. In the recent market turmoil in the third quarter of 2007, member borrowings grew from $61.2 billion at June 30, 2007 to $75.1 billion at September 30, 2007, an increase of over 21.0% in one quarter. Demand for advances continued through the fourth quarter of 2007. While this unprecedented increase in borrowing was concentrated among the large members, a broad base of the membership also increased their borrowings from the FHLBNY.

•	Events in the market place also caused a surge in demand by investors for shorter-term debt issued by the FHLBanks, including those issued by the FHLBNY. Issuances of discount notes, which have maturities from overnight to 365 days, rose to record levels at attractive sub-LIBOR spreads. Discount notes issued to investors and outstanding at December 31, 2007 were $34.8 billion, an increase of $22.6 billion, or 185.4%, from December 31, 2006. The ratio of discount notes to total assets at December 31, 2007 was 31.7%, a significant increase from 14.9% at December 31, 2006. Almost all of the increase occurred in the third quarter and fourth quarter of 2007.

•	Held-to-maturity securities consisting of mortgage-backed securities and state and local housing agency bonds declined to $10.3 billion at December 31, 2007, compared to $11.3 billion at December 31, 2006, as paydowns outpaced new acquisitions. Acquisitions continued to be selective during 2007 and remained opportunistic. When market conditions met the Bank’s risk-reward preferences, acquisition was considered and pursued. All $1.1 billion in MBS acquired in 2007, were triple-A rated securities, with a heavy concentration in agency issued collateralized mortgage obligations (CMOs), which are supported by agency pass-through securities. In January 2008, three mortgage-backed securities, book value $86.8 million and market value of $85.7 million at December 31, 2007, were downgraded by Fitch Investor Services. These securities are insured by Ambac Assurance Corp. (“Ambac”). On February 25, 2008, S&P affirmed Ambac’s rating at triple-AAA with a negative watch. For more information about the downgrades and securities under negative watch, see Investment Quality in the section of this MD&A captioned “Asset Quality”.

•	Shareholders’ equity, the sum of Capital stock, Retained earnings and Accumulated other comprehensive income (loss) was $4.8 billion at December 31, 2007, up by $846.2 million, from December 31, 2006. Capital stock at December 31, 2007 was $4.4 billion, up by $821.7 million, compared to December 31, 2006. The increase in capital stock was consistent with increases in advances borrowed by members since members are required to purchase stock at par value of $100 as a prerequisite to membership and to hold FHLBNY stock as a percentage of advances borrowed from the FHLBNY. Under present capital stock management practice, stock in excess of amount necessary to support advance activity is redeemed daily by the FHLBNY. As a result, the amount of capital stock outstanding varies in line with members’ outstanding advance borrowings.
Effective December 31, 2007, George L. Engelke, Jr., the FHLBNY’s Chairman of the Board retired and was succeeded by David W.Lindstrom, who had been the vice chair of the Board; Michael Horn was appointed vice chair of the Board.

2008 Business outlook
The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties which could cause the FHLBNY’s results to differ materially from those set forth in such forward-looking statements.
The basic outlook for 2008 is predicated on the slowdown in the U.S. economy and particularly the slowdown in the housing market. Against that backdrop, management of the Bank believes it is probable that member demand for advances will decline.
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and term funding driven by economic factors, such as availability to the Bank’s members of alternative funding sources that are more attractive or by the interest rate environment and the outlook for the economy. Members may choose to prepay advances, which may incur prepayment penalty fees, based on their expectations of interest changes and demand for liquidity. Demand may also be influenced by the dividend payout rate to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership stock and activity stock. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by members of another FHLBank or a non-member, they no longer qualify for membership in the FHLBNY and the FHLBNY cannot offer renewal or additional advances to non-members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight advance lending.
The FHLBNY earns income from investing its members’ capital to fund interest-earning assets. In a lower interest rate environment, which is forecasted for 2008, deployed capital, which is capital stock, retained earnings, and net non-interest bearing liabilities, will provide lower income than in 2007.
In the second half of 2007, investor demand for FHLBank short-term bonds and discount notes drove down coupons and yields and such short-term debt was issued by the FHLBNY at very favorable pricing. Management believes a return to more traditional debt issuance pricing of its short term bonds and discount notes is likely in 2008, and may compress interest rate margins and impact net income.

Trends in the Financial Markets
Conditions in Financial Markets. The primary external factors that affect net interest income are market interest rates and the general state of the economy.
The following table presents changes in key rates over the course of 2007 and 2006 (rates in percent):

	Year-to-date December 31,
	2007	2006	2007	2006
	Average	Average	Ending Rate	Ending Rate
Federal Funds Rate	5.05	4.97	4.25	5.25
3-month LIBOR	5.30	5.20	4.70	5.36
2-year U.S.Treasury	4.36	4.82	3.05	4.81
5-year Treasury	4.42	4.75	3.44	4.69
10-year Treasury	4.63	4.79	4.03	4.70
15-year residential mortgage note rate	5.94	6.01	5.60	5.93
30-year residential mortgage note rate	6.27	6.36	6.05	6.22
Impact of general level of interest rates to the FHLBNY. The level of interest rates during a reporting period impacts the FHLBNY’s profitability, due primarily to the relatively shorter-term structure of earning assets and the impact of interest rates on invested capital. As of December 31, 2007 and 2006, investments, excluding mortgage-backed securities and state and local housing agency obligations, had stated maturities of less than one year. The FHLBNY had also used derivatives to effectively change the repricing characteristics of a significant proportion of its advances and debt , consolidated obligation bonds, to match shorter-term LIBOR rates that repriced at three-month intervals or less. Consequently, the current level of short-term interest rates, as represented by the overnight Federal funds target rate and the 3-month LIBOR rate, has an impact on the FHLBNY’s profitability.
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
Changes in rates paid on consolidated obligations and the spread of these rates relative to LIBOR and U.S. Treasury securities may also impact FHLBNY’s profitability. The rate and price at which the FHLBNY is able to issue consolidated obligations, and their relationship to other products such as Treasury securities and LIBOR, change frequently and are affected by a multitude of factors including: overall economic conditions; volatility of market prices, rates, and indices; the level of interest rates and shape of the Treasury curve; the level of asset swap rates and shape of the swap curve; supply from other issuers (including Government Sponsored Enterprises such as Fannie Mae and Freddie Mac, supra/sovereigns, and other highly-rated borrowers); the rate and price of other products in the market such as mortgage-backed securities, repurchase agreements, and commercial paper; investor preferences; the total volume, timing, and characteristics of issuance by the FHLBanks; the amount and type of advance demand from the FHLBNY’s members; political events, including legislation and regulatory action; press interpretations of market conditions and issuer news; the presence of inflation or deflation; actions by the Federal Reserve; and currency exchange rates.

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
The FHLBNY has identified certain accounting policies that it believes are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios; and estimating fair values on certain assets and liabilities, including all derivatives and associated hedged items accounted for in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and the collateral that members pledge for advance borrowings. Policies, estimates, and assumptions are also described in Note 1 to the audited financial statements. Policies with respect to the valuation of derivatives and associated hedged items are also described in Notes 1, 19 and 20 to the audited financial statements.
Provision for Credit Losses
The provision for credit losses for advances (none) and mortgage loans, including those acquired under the Mortgage Partnership Finance Program (“MPF”) represents management’s estimate of the probable credit losses inherent in these two portfolios. Determining the amount of the provision for credit losses is considered a critical accounting estimate because management’s evaluation of the adequacy of the provision is subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses based on historical loss experience, and consideration of current economic trends, all of which are susceptible to change. The FHLBNY’s assumptions and judgments on its provision for credit losses are based on information available as of the date of the financial statements. Actual results could differ from these estimates.
Advances - No provisions for credit losses were required. The analysis for credit losses on advances includes the following underlying assumptions that the FHLBNY uses for evaluating its exposure to credit loss: (i) management’s judgment on the creditworthiness of the members to which the FHLBNY lends funds, (ii) review and valuation of the collateral pledged by members, and (iii) evaluation of historical loss experience. The FHLBNY has policies and procedures in place to manage its credit risk effectively. These include:
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

The FHLBNY is required by Finance Board regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain collateral on its advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits in the FHLBNY, and other real estate related assets. The FHLBNY has never experienced a credit loss on an advance. Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2007, 2006, or 2005.
At December 31, 2007, 2006 and 2005, the FHLBNY had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.
Mortgage Loans – MPF Program. The provision for credit losses on mortgage loans includes the following assumptions used to evaluate the FHLBNY’s exposure to credit loss: (i) management’s judgment on the eligibility of members to participate in the program, (ii) evaluation of credit exposure on purchased loans, and (iii) assessment of loss exposure and historical loss experience.
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
Allowance for credit losses on MPF Program loans, which are classified either under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due, are separated from the aggregate pool. If adversely classified, or on non-accrual status, reserves for MPF loans, except Federal Housing Administration and Veterans Administration insured loans, are analyzed under liquidation scenarios on a loan level basis and identified losses greater than $1,000 are fully reserved. Federal Housing Administration and Veterans Administration insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicer defaulting on their obligations. Federal Housing Administration and Veterans Administration mortgage loans, if adversely classified, will have reserves established only in the event of a default of a Participating Financial Institution. Reserves are based on the estimated costs to recover any uninsured portion of the MPF loan.
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
The FHLBNY also holds participation interest in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program. Acquisitions of participations under the Community Mortgage Asset program were suspended indefinitely in November 2001, and the outstanding balance of Community Mortgage Asset loans was $4.1 million at December 31, 2007, down from $4.9 million at December 31, 2006. If adversely classified, Community Mortgage Asset loans would require additional loan loss reserves based on the shortfall of the liquidation value of collateral to cover the remaining balance of the loan.
Estimated Fair Values
As of December 31, 2007 and 2006, certain of the FHLBNY’s assets and liabilities (derivatives, assets and liabilities hedged under the provisions of SFAS 133, mortgage delivery commitments, available-for-sale securities, and mandatorily redeemable capital stock) are presented in the Statements of condition at their estimated fair values. Many of these financial instruments and substantially all of the collateral that members pledge for advance borrowings lack an active trading market as characterized by frequent transactions between a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant assumptions and various valuation techniques have been used by the FHLBNY for the purpose of determining estimated fair values. Changes in these assumptions, calculations and techniques could significantly affect FHLBNY’s financial position and results of operations. Thus, the fair values may not represent the actual values of the financial instruments that could have been realized as of period-end or that will be realized in the future. Although the FHLBNY uses its judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. The FHLBNY continually refines its assumptions, valuation techniques and methodologies to better reflect market indications.
Because valuation is a significant element of the FHLBNY’s financial results of operations, changes in the fair values of certain assets and liabilities could have a disproportionate effect on the financial condition of the FHLBNY. Accordingly, the FHLBNY places significant emphasis on the measurement process.
The Bank has concluded its evaluation of the two new fair value related standards, SFAS 157 “Fair Value Measurements,” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, issued by the FASB. The Bank chose not to early adopt these standards. The two standards address both the measurement, accounting, and disclosure aspects of fair value, and are discussed in the MD&A section “Recently Issued Accounting Standards and Interpretations”.

For each major category of assets and liabilities measured at fair value at December 31, 2007 and 2006, the FHLBNY has segregated fair value amounts into four disclosure groups:
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
•	The fair values derived from such estimates are not material.
3. Fair value amounts determined by the use of multiple valuation techniques and other available market inputs.
•	All of the FHLBNY’s investment securities are marketable and can be priced using open market quotes. However, they generally do not have enough liquidity and would require special quotes from market makers. The fair values of about 95% of mortgage-backed securities are priced using pricing services provided by specialist securities pricing services. The loans acquired and originated under the MPF and CMA programs are priced using market information (pricing and spreads) as input to standard option valuation models.

•	The Bank’s derivatives consist primarily of over-the-counter contracts and a de minimis amount of commitments to purchase mortgage assets. Derivatives are valued using industry-standard models that utilize market inputs that can be corroborated from widely accepted third-party sources. Model selection and inputs do not involve significant judgments. The Bank’s interest rate swaps, caps and floors trade in deep and liquid markets, and the Bank is able to validate derivative pricing data on a large number of its derivatives at trade execution.

•	With regard to the FHLBNY’s liabilities, the consolidated obligations do have a secondary market but there are limits to its liquidity and the FHLBNY’s ability to obtain timely quotes, particularly with regard to option-embedded issues that are seldom traded. Therefore, FHLBNY prices its bonds off of the current consolidated obligations market curve, which has a daily active market. The fair values of consolidated obligation debt (bonds and discount notes) are computed using standard option valuation models using market data: (1) consolidated obligation debt curve that is available to the public and published by the Office of Finance, and (2) LIBOR curve and volatilities.

•	Variable rate advances are valued with market spreads, volatilities and using standard option valuation models.
4. Fair value amounts determined by the use of entity inputs that represent an entity’s own internal estimates and assumptions as a practical expedient, and are substantially in line with market observable inputs.
•	Fixed-rate advances with or without put options are all valued with internal assumptions and using standard valuation models.

Accounting for Derivatives
The Bank records and reports hedging activities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended. In compliance with this standard, the Bank’s accounting for derivatives includes the following assumptions and estimates: (i) assessing whether the hedging relationship qualifies for hedge accounting under SFAS 133, (ii) assessing whether an embedded derivative should be bifurcated under SFAS 133, (iii) calculating the estimated effectiveness of the hedging relationship, (iv) evaluating exposure associated with counterparty credit risk, and (v) estimating the fair value of the derivatives. The FHLBNY’s assumptions and judgments include subjective estimates based on information available as of the date of the financial statements and could be materially different based on different assumptions, calculations, and estimates.
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
All derivatives are recorded on the statements of condition at their fair value and designated as either fair value or cash flow hedges for SFAS 133-qualifying hedges or as non-SFAS 133-qualifying hedges (economic hedges, or customer intermediations). In an economic hedge, the Bank retains or executes derivative contracts, which are economically effective in reducing risk, either because a SFAS 133-qualifying hedge is not available or because the cost of a qualifying hedge is not economical.
Any changes in the fair value of a derivative are recorded in current period earnings or other comprehensive income, depending on the type of hedge designation.
In addition, the FHLBNY evaluates its products offered to its members and debt issued to investors to determine whether an embedded derivative exists based on the guidance of SFAS 133. The evaluation includes reviewing the terms of the instrument to identify whether some or all of the cash flows or the value of other exchanges required by the instrument are similar to a derivative and should be bifurcated from the host contract. If it is determined that an embedded derivative should be bifurcated, the FHLBNY measures the fair value of the embedded derivative separately from the host contract and records the changes in fair value in earnings. The FHLBNY did not have to bifurcate any embedded derivative in any period reported.
Assessment of Effectiveness. Highly effective hedging relationships that use interest rate swaps as the hedging instrument to hedge a recognized asset or liability and that meet criteria under paragraph 68 of SFAS 133 qualify for an assumption of no ineffectiveness (also referred to as the “short-cut” method). The short-cut method allows the FHLBNY to assume that the change in fair value of the hedged item attributable to the benchmark interest rates (LIBOR for the Bank) equals the change in fair value of the derivative during the life of the hedge.
For a hedging relationship that does not qualify for the short-cut method, the FHLBNY measures its effectiveness by assessing and recording the change in fair value of the hedged item attributable to the risk being hedged separately from the change in fair value of the derivative. This method for measuring effectiveness is also referred to as the “long-haul” method. The FHLBNY designs effectiveness testing criteria based on its knowledge of the hedged item and hedging instrument that were employed to create the hedging relationship. The FHLBNY uses regression analyses or other statistical analyses to evaluate effectiveness results, which must fall within established tolerances. Effectiveness testing is performed at hedge inception, and on at least a quarterly basis for both prospective considerations and retrospective evaluations.

Hedge Discontinuance. When a hedging relationship fails the effectiveness test, the FHLBNY immediately discontinues hedge accounting. In addition, the FHLBNY discontinues hedge accounting for a cash flow hedge when it is no longer probable that a forecasted transaction will occur in the original expected time period, or when the fair value hedge of a firm commitment no longer meets the required criteria of a firm commitment. The FHLBNY treats modifications of hedged items (e.g., reduction in par amounts, change in maturity date, and change in strike rates) that are other than minor as a termination of a hedge relationship. The FHLBNY records the effect of discontinuance of hedges to earnings as a Net realized and unrealized gain (loss) on derivatives and hedging activities, in “Other income (loss)”.
Accounting for Hedge Ineffectiveness. The FHLBNY quantifies and records the ineffectiveness portion of a hedging relationship as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss). Ineffectiveness for fair value hedging relationships is calculated as the difference in the change in fair value of the hedging instrument and the change in fair value of the hedged item that is attributable to the risk being hedged, which has been designated by the Bank as LIBOR. Ineffectiveness for anticipatory hedge relationships is recorded when the change in the fair value of the hedging instrument differs from the related change in the present value of the cash flows from the anticipated hedged item.
Credit Risk for Counterparties. The FHLBNY is subject to credit risk as a result of nonperformance by counterparties to the derivative agreements. The FHLBNY enters into master netting arrangements and bilateral security agreements with all active non-members derivative counterparties, which provide for delivery of collateral at specified levels to limit the FHLBNY’s net unsecured credit exposure to these counterparties. The FHLBNY makes judgments on each counterparty’s creditworthiness and estimates of collateral values in analyzing its credit risk for nonperformance by counterparties. All extensions of credit, including those associated with the purchase or sale of derivatives, to counterparties that are members of the FHLBNY are fully secured by eligible collateral.
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

Change in Accounting Principle
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
SFAS 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with earlier application encouraged. SFAS 157 must be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied. The Bank will adopt SFAS 157 on January 1, 2008, and implementation will not have a material impact on its reported results of operations or financial condition.
SFAS 159 – In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the Statements of Condition. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. The Bank will adopt SFAS 159 on January 1, 2008. The Bank has not elected the fair value option for any asset or liability as of January 1, 2008.

FSP FIN 39-1 – In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39.” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. The Bank will adopt FSP FIN 39-1 on January 1, 2008, and implementation will not have a material impact on its reported results of operations or financial condition.
SFAS 158 – In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the statements of condition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation; for other postretirement plans, the benefit obligation is the accumulated postretirement benefit obligation. For an employer without publicly traded equity securities, SFAS 158 is effective for fiscal year ending after June 15, 2007, with certain disclosure requirements effective for a fiscal year ending after December 15, 2006, but before June 16, 2007. The FHLBNY considers itself a non-publicly traded enterprise for the purposes of the standard and adopted SFAS 158 as of December 31, 2006. In compliance with the provisions of SFAS 158, the Bank recognized $6.1 million of previously unrecognized actuarial gains and losses and service costs within accumulated other comprehensive income (a component of capital). See Note 18 in notes to audited financial statements.
SFAS 161 – On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the FHLBNY), with early application allowed. The FHLBNY has not yet determined the effect that the adoption of SFAS 161 will have on its financial statement disclosures.

Legislative and Regulatory Developments
Finance Board Issues Advisory Bulletin on Nontraditional and Subprime Residential Mortgage Loans.  On April 12, 2007, the Finance Board issued Advisory Bulletin 2007-AB-01 (the “Advisory Bulletin”) on nontraditional and subprime residential mortgage loans. The Advisory Bulletin provided that by June 30, 2007, each FHLBank’s board of directors should review its existing credit risk management policies and adopt any necessary additional policies related to nontraditional and subprime residential mortgage products. The Advisory Bulletin also states that the Finance Board may require periodic reporting of volumes, policies, procedures and risk management practices related to these types of residential mortgages. Additionally, each FHLBank should require periodic confirmation from each of its members that is subject to federal or state regulatory oversight that the member is complying with nontraditional residential mortgage and subprime mortgage lending guidance.
The Bank’s Board of Directors has completed its review of its existing policies and adopted certain necessary additional policies as required by the Advisory Bulletin. The FHLBNY has limited exposure to subprime and nontraditional loans in its investment and its Acquired Member Assets (i.e., mortgage loan) portfolios due to its conservative investment and asset management practices and policies. In addition, Bank management believes that the FHLBNY has limited exposure to subprime and nontraditional loans in its collateral portfolio due to its members’ business models, as well as the Bank’s conservative collateral practices and policies and its detailed collateral reporting requirements.
U.S. Department of the Treasury to Review GSE Debt Issuance Approval Process. The U.S. Department of the Treasury has announced that it will review its process for approving the GSEs’ debt issuance. As a result of this review, the approval process could change again, which could affect the amount, timing, structures, and interest costs of the FHLBank System’s CO issuances and which, in turn, could affect the FHLBanks’ ability to continue to achieve its mission and corporate objectives. At this time, the Bank cannot predict what effects, if any, will result from actions taken as a result of the Treasury’s review.
Finance Board and FHLBank Agreements and Orders. On October 10, 2007, the Federal Home Loan Bank of Chicago (the “Chicago Bank”) reported that the Federal Housing Finance Board had terminated a written agreement originally entered into on June 30, 2004 between the Finance Board and the Chicago Bank. This agreement had required the Chicago Bank to, among other things, adopt a revised business plan, maintain a specified regulatory capital level and, unless otherwise restricted by the Finance Board, restrict the annual growth of its Acquired Member Assets program to 10%. The agreement was subsequently amended three times to adjust the Chicago Bank’s minimum regulatory capital requirements.
The Chicago Bank also reported on October 10, 2007 that it had entered into a consensual cease and desist order with the Finance Board. Under the terms of this order, certain restrictions were placed on capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, and restrictions were also placed on dividend declarations. The order also required the Chicago Bank to submit a capital plan to the Finance Board consistent with the requirements of the Gramm-Leach-Bliley Act and Finance Board regulations. Further, the order required the Bank to review and revise various market risk management and hedging policies, procedures and practices. In addition, the order included specific minimum capital requirements for the Chicago Bank that were previously included in the aforementioned agreement.
Merger Discussions Among Federal Home Loan Banks. On August 8, 2007, the Chicago Bank and the Federal Home Loan Bank of Dallas jointly announced that they were engaged in discussions aimed at evaluating the benefits and feasibility of combining the business operations of the two institutions. More recently, the Chicago Bank, in their Form 10-K for the year 2007, indicated that “the [two] banks have not reached an agreement and it is possible that the banks will not finalize any agreement to combine the banks.” As of the date of the filing of this annual report on Form 10-K, no further public announcement had been made.

Proposed Changes to GSE Regulation.  Congress is considering proposed legislation that is designed to strengthen the regulation of Fannie Mae, Freddie Mac and the FHLBanks and to address other GSE reform issues. On May 22, 2007 the House of Representatives passed GSE regulatory reform bill (H.R. 1427), which would, among other things, establish a new regulator for the housing GSEs. The Senate Banking Committee has not held a hearing or passed GSE reform legislation as of the date of this annual report on Form 10-K. We are unable to predict whether any provisions relating to the Finance Board and the FHLBanks will be included in any such legislation and what such provisions may be. In addition, we are unable to predict whether the Senate will approve such legislation and whether any such change in regulatory structure will be signed into law. Finally, we are unable to predict when any such change would go into effect if it were to be enacted, and what effect the legislation would ultimately have on the Finance Board or the FHLBanks.
Finance Board Adopts Process for Appointing Directors.  On March 27, 2007, the Finance Board issued a final rule establishing procedures for the selection of appointive directors to the boards of the Federal Home Loan Banks. Under the rule, the FHLBanks are responsible for identifying potential directors, conducting a preliminary assessment of their eligibility and qualifications, and submitting up to two nominees for each vacant appointive directorship to the Finance Board for its consideration. The nominations must be accompanied by a completed eligibility form that demonstrates the qualifications of each nominee to serve on the board of an FHLBank. The Finance Board will review each nomination and decide whether to appoint directors from the submitted list of nominees. If the Finance Board declines to appoint any of the nominees, it may require the FHLBank to submit additional nominees for consideration. However, the selection of the appointive directors remains within the discretion of the Finance Board. The Bank has been complying with the provisions of this rule since enactment.

Financial Condition: Assets, Liabilities, Capital, Commitments and Contingencies

	December 31,
	2007	2006
Assets
Cash and due from banks	$7,909	$38,850
Interest-bearing deposits	10,696,687	5,591,077
Federal funds sold	4,381,000	3,661,000
Available-for-sale securities	13,187	—
Held-to-maturity securities	10,284,754	11,251,098
Advances	82,089,667	59,012,394
Mortgage loans held-for-portfolio	1,491,628	1,483,419
Loans to other FHLBanks	55,000	—
Accrued interest receivable	562,323	406,123
Premises, software, and equipment, net	13,154	11,107
Derivative assets	70,278	224,775
All other assets	17,004	23,144

Total assets	$109,682,591	$81,702,987

Liabilities
Deposits
Interest-bearing demand	$1,627,339	$2,307,733
Non-interest bearing demand	2,596	1,795
Term	16,900	80,000

Total deposits	1,646,835	2,389,528

Consolidated obligations
Bonds	66,325,817	62,042,675
Discount notes	34,791,570	12,191,553

Total consolidated obligations	101,117,387	74,234,228

Mandatorily redeemable capital stock	238,596	109,950

Accrued interest payable	655,870	735,215
Affordable Housing Program	119,052	101,898
Payable to REFCORP	23,998	17,475
Derivative liabilities	1,069,742	107,615
Other liabilities	60,520	102,685

Total liabilities	104,932,000	77,798,594

Capital	4,750,591	3,904,393

Total liabilities and capital	$109,682,591	$81,702,987

Balance sheet overview
At December 31, 2007, the FHLBNY’s Total assets were a record $109.7 billion, an increase of $28.0 billion, or 34.2%, from December 31, 2006. Beginning in August 2007, the Bank experienced unprecedented increase in member demand for advances, and par amount of advances grew from $61.4 billion at the end of the second quarter of 2007 to $66.5 billion at August 31, 2007, and to a $74.6 billion at the end of the third quarter of 2007. Member borrowings continued through the fourth quarter and advances rose to all time record high of $80.6 billion at December 31, 2007.

The Bank also increased its investment in short-term money market instruments – Interest-bearing deposits and Federal funds sold – with the goal of increasing balance sheet liquidity. Investments in both categories averaged higher in 2007 compared to 2006. Historically, the Bank has maintained a significant inventory of highly liquid Federal funds and short-term certificates deposits at highly-rated financial institutions to ensure liquidity for its members’ borrowing needs. In the second quarter of 2007, management perceived some volatility in the credit markets, and to ensure members’ liquidity needs would be met, the Bank began to increase its balance sheet liquidity by additional investments in money market instruments. As a result of management’s perception of increased member demand due to market volatility, investment in liquid assets was increased. At December 31, 2007, investments in interest earning deposits and Federal funds sold were $15.1 billion, up $5.8 billion, or 63.0% from December 31, 2006.
Increased liquidity at December 31, 2007 resulted in balance sheet leverage of 23.1 times shareholders’ capital, up from the leverage of 20.9 at December 31, 2006. Increases or decreases in investments has a direct impact on leverage, but generally growth in advances does not significantly impact balance sheet leverage under existing capital stock management practices. This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged. Under existing capital management practices, members are required to purchase capital stock to support their borrowings from the Bank, and when capital stock is in excess of the amount that is required to support advance borrowings, the Bank redeems the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remains unchanged. As capital increases or declines in line with higher or lower volumes of advances, the Bank may also adjust its assets by increasing or decreasing holdings of short-term investments in certificates of deposit, and, to some extent, its positions in Federal funds sold, which it inventories to accommodate unexpected member needs for liquidity.
Investments classified as held-to-maturity, principally mortgage-backed securities, were $10.3 billion, a decline of $966.3 million, or 8.6% at December 31, 2007 compared to $11.3 billion at December 31, 2006. Acquisitions of mortgage-backed securities have remained very selective.
At December 31, 2007, the Bank’s total liabilities were $104.9 billion, an increase $27.1 billion, or 34.9% from December 31, 2006. Liabilities were higher to fund significant member demand for advances, and to finance additional investments in short-term liquid funds, such as certificates of deposits and Federal funds sold.
In 2007, the primary source of funds for the FHLBNY continued to be through issuance of consolidated obligation bonds and discount notes. Discount notes are consolidated obligations with maturities up to one year, and consolidated bonds have maturities of one year or longer. Increases in funding to accommodate the growth in assets and increased liquidity in the third and fourth quarters of 2007 were primarily from greater use of discount notes, which increased by $22.6 billion between December 31, 2006 and 2007. The Bank shifted to the issuance of discount notes to meet investor demand for notes and also benefited from very favorable coupons. In contrast to the explosive growth of discount notes, increase in consolidated obligation bonds issued and outstanding was relatively small, and grew $4.3 billion, or 6.9%, from December 31, 2006 to $66.3 billion at December 31, 2007.
Member deposits were $1.6 billion at December 31, 2007, compared to $2.4 billion at December 31, 2006. Changes in deposit balances reflect member preference for liquidity and availability of alternative investment vehicles. The FHLBNY does not rely on member deposits to meet its funding needs.
Shareholders’ equity was $4.8 billion at December 31, 2007, an increase of $846.2 million from the balance at December 31, 2006. Capital stock increased to $4.4 billion at December 31, 2007, up from $3.5 billion at December 31, 2006 as a result of stockholder purchases of additional capital stock of the FHLBNY to support advance borrowings. Retained earnings grew to $418.3 million at December 31, 2007, compared to $368.7 million at December 31, 2006. Dividend payout, the ratio of dividend paid to Net income was 84.6% in 2007, up from 72.9% in 2006.

Advances
The FHLBNY’s primary business is making collateralized loans, known as “advances”, to members.
Reported book value of advances was $82.1 billion at December 31, 2007, up dramatically from $59.0 billion at December 31, 2006. Par amount of advances outstanding was $80.6 billion at December 31, 2007, compared to $59.0 billion at December 31, 2006. Reported book values include fair value basis adjustments under the hedge accounting provisions of SFAS 133.
Membership demand for advances increased sharply in the third quarter in the midst of the liquidity problems in the capital markets, and the third quarter surge in advances was unprecedented. Reported total advance was $61.2 billion at June 30, 2007 and grew to $75.1 billion at September 30, 2007. Increase in demand continued through the fourth quarter of 2007, and advances were at their historical record for the Bank at $82.1 billion at December 31, 2007.
The very significant increase in the advance portfolio reflects in part to the FHLBNY’s willingness to be a reliable provider of well-priced funds to our members, and in part to the FHLBNY’s ability to raise funding in the market place through the issuance of consolidated obligation bonds and discount notes to local and global investors. In meeting member demand for liquidity, the Bank did not adjust pricing to either discourage members advance growth nor did the Bank take advantage of the dislocation in the marketplace in an environment of uncertainty.
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and term funding driven by economic factors, such as availability to the Bank’s members of alternative funding sources that are more attractive, or by the interest rate environment and the outlook for the economy. Members may choose to prepay advances, which may incur prepayment penalty fees, based on their expectations of interest rate changes and demand for liquidity. Demand may also be influenced by the dividend payout to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership and activity stock. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by members of another FHLBank or a non-member, they no longer qualify for membership and the FHLBNY may not offer renewals or additional advances to non-members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight lending.

Advances – Product Types
The following table summarizes par values of advances by product type (dollars in thousands):

	December 31, 2007		December 31, 2006
		Percentage		Percentage
	Amounts	of total	Amounts	of total
Adjustable Rate Credit - ARCs	$19,812,544	24.58%	$13,251,464	22.47%
Fixed Rate Advances	37,313,594	46.30	29,873,543	50.64
Repurchase (Repo) Agreement	16,098,080	19.97	11,969,036	20.29
Short-Term Advances	4,590,805	5.70	1,824,705	3.09
Mortgage Matched Advances	690,058	0.86	757,050	1.28
Overnight Line of Credit (OLOC) Advances	1,767,080	2.19	1,187,685	2.02
All other categories	319,893	0.40	125,787	0.21

Total par value of advances	80,592,054	100.00%	58,989,270	100.00%

Discount on AHP Advances	(417)		(519)
Net premium on advances	—		489
SFAS 133 hedging adjustments	1,498,030		23,154

Total	$82,089,667		$59,012,394

Advance growth was across all the principal advance products offered to members, with the greatest increases in Adjustable Rate Credit advances (“ARCs”), Short-Term fixed-rate advances, Repurchase Agreement advances (“Repo”), and Fixed-Rate putable advances.
Member demand for advance products
ARC Advances - ARC Advances grew from $13.3 billion at December 31, 2006 to $19.8 billion at December 31, 2007. Growth in demand for the ARC product was concentrated in the third quarter of 2007. ARC Advances grew from $14.4 billion at June 30, 2007 to $19.1 billion at September 30, 2007, and was up slightly in the fourth quarter to $19.8 billion at December 31, 2007. Generally, the FHLBNY’s larger members have been the more significant borrowers of ARCs, and the growth in the third quarter was concentrated among the larger members.
ARC Advances are medium- and long-term loans that can be pegged to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, the Federal funds rate, or Prime. Members use an ARC Advance to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets and liabilities. The interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to that designated index. Principal is due at maturity and interest payments are due at every reset date, including the final payment date. ARC Advances have continued to be a significant category of advances.
Fixed-rate Advances - Demand for Fixed-rate Advances has been steadily increasing throughout the year with increased demand in the fourth quarter of 2007. Fixed-rate Advances are primarily fixed-rate putable or convertible advances, and outstanding balances may decrease because of the put feature which allows the FHLBNY to exercise its right to “terminate” the advance at pre-determined dates or a series of dates.
In the first six months of 2007, fixed-rate advances grew marginally from $29.9 billion at December 31, 2006 to $31.5 billion at June 30, 2007. Demand increased in the third quarter, and fixed-rate advances grew to $33.7 billion. In the fourth quarter, member demand remained strong and fixed-rate advances increased to $37.3 billion at December 31, 2007.

Almost all of the growth was from increased borrowings of fixed-rate putable or convertible advances. Total putable advances, comprised of fixed-rate putable and Repo advance putable grew to $38.8 billion at December 31, 2007 from $28.9 billion at December 31, 2006. Fixed-rate putable advances make up a significant component of Fixed-rate advances, and par amounts grew to $29.0 billion at December 31, 2007, up from $21.9 billion at December 31, 2006. Demand for fixed-rate putable advances grew steadily throughout 2007. Total fixed-rate putable advances were $26.7 billion at the end of the third quarter, up from $24.3 billion at June 30, 2007. The competitively priced convertible fixed-rate advances continue to be in demand by members.
Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from 2 days to 30 years. Fixed-rate advances were the largest category of advances at December 31, 2007 and 2006. Fixed-rate, putable advances are competitively priced where the FHLBNY purchases the option from the member to put the advance back to borrowers (members) at predetermined exercise dates. This feature lowers the member’s cost of the advance. These advances are known as “convertible” or “putable” advances. If on the put date, the Bank exercises its option, the existing advance is matured. The member may request an advance of any type or term within the available suite of advance products that is offered to all members on that day. In order to qualify for an advance, regardless of whether or not the advance is replacement funding, a member must meet the Bank’s credit and collateral criteria.
REPO Advances - This product includes both putable or convertible REPO advances and non-putable REPO advances. Borrowed amounts remained largely unchanged until the third quarter of 2007. Earlier in 2007, demand was weak principally because of alternative funding sources available to members in the U.S. capital markets. Demand for REPO advances grew in the third quarter, and REPO Advances increased to $15.0 billion at September 30, 2007, up from $12.0 billion at June 30, 2007 and December 31, 2006. In the fourth quarter, demand was still higher and member borrowing resulted in a total outstanding of $16.1 billion at December 31, 2007. It appears that other sources of “repo” credit for members withdrew from the capital markets in third and fourth quarters of 2007. The increase in borrowings has been largely related to demand for non-putable REPO advances, and demand for convertible (putable) REPO advances has not been as strong as members’ interest in non-putable REPO advances.
REPO Advances are secured by eligible securities and can be structured to have a fixed or variable interest rate, “bullet” or quarterly interest payments, and a put option, by which the FHLBNY receives an option to require payment after a predetermined lockout period. Members may use U.S. Treasuries, Agency-issued debentures, and mortgage-backed securities as collateral.
Short-term Advances - Short-term fixed-rate advances are a smaller category of advances and member demand for the Bank’s fixed-rate products has been weak given alternative funding sources for members in the capital markets. Fixed-rate short-term advances were at their historical low-point in the first quarter of 2007 as member demand declined and outstanding amounts of short-term, fixed-rate advances declined by 58.9% to $750.7 million at March 31, 2007, down from $1.8 billion at December 31, 2006. Member appetite increased only slightly in the second quarter of 2007 and advances outstanding grew to $864.0 million at June 30, 2007. Weak demand in the first six months of 2007 was because of the relatively higher coupons in the short-end of the term structure of interest rates. Members reacted in that period by switching to alternative products and funding available in the overnight and term “repo markets.”

That environment changed dramatically in the third quarter of 2007. Short-term interest rates declined, and the FHLBNY’s cost of funding short-term advances declined even more dramatically as the Bank was able to pass on the benefits by way of relatively lower coupons to its members. As with REPO Advances, alternative funding sources that had been available to members, in particular the “repo markets”, tightened due to market conditions in the second six months of 2007. These conditions resulted in heavy demand for short-term advances in September 2007, and outstanding balances grew by $3.9 billion, an extraordinary growth over a very short time, to reach $4.8 billion at September 30, 2007. Since then, demand has retreated somewhat and the balance outstanding at December 31, 2007 was $4.6 billion.
Overnight Line of Credit (“OLOC”) - The OLOC program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs. OLOC Advances mature on the next business day, at which time the advance is repaid. Interest is calculated on a 360-day basis, charged daily, and priced at a spread to the prevailing Federal funds rate.
Member demand for the Overnight Line of Credit Advances (OLOC Advances) reflected the immediate liquidity needs of members and variability during 2007 reflected seasonal needs of member banks for their short-term liquidity requirements. Some large members also used it to adjust their balance sheet in line with their own leverage targets.
At December 31, 2007, outstanding OLOC Advances stood at $1.8 billion compared to $1.2 billion at December 31, 2006.
Impact of mergers and prepayments
While merger activity was an important factor contributing to the uneven pattern in advance balances during 2006, its impact was not as relevant in 2007. Typically, merger activity results in the loss of new business as the FHLBank Act does not permit new advances to former members or advances to replace maturing advances. Advances held by members who are acquired by non-members may remain outstanding until their contractual maturities. Merger activity may also result in a decline in the advance book if mergers are followed by decision by the acquired member to prepay existing advances partially or in full depending on the liquidity structure and needs post merger. In 2006, several mergers were followed by former members’ decisions to prepay advances rather than to wait for advances to run-down at their contractual maturity dates. In 2007, the mergers did not result in any significant prepayments.
Six members became non-members in 2007 compared to four in 2006. Advances outstanding to non-members were $3.3 billion at December 31, 2007 compared to $1.8 billion at December 31, 2006. The increase in advances held by non-members is due to the acquisition of one large member of the FHLBNY by a member of the FHLBank of Boston.
Prepayments of advances initiated by members in 2007 aggregated $1.4 billion in par amounts, down from $5.3 billion in 2006. In a tight market for liquidity and for other economic reasons, it appears that members opted to maintain their existing borrowings.

Advances – Maturities and coupons
The FHLBNY’s advances outstanding are summarized below by year of maturity (dollar amounts in thousands):

	December 31,
	2007		2006
		Weighted [1]		Weighted [1]
	Amount	Average Yield	Amount	Average Yield

Overdrawn demand deposit accounts	$—	0.00%	$498	6.05%
Due in one year or less	24,140,285	4.72	12,273,636	4.91
Due after one year through two years	7,714,912	4.87	12,450,960	4.99
Due after two years through three years	8,730,643	5.13	4,108,983	5.05
Due after three years through four years	3,153,113	4.89	5,744,505	5.45
Due after four years through five years	5,988,142	4.76	2,591,828	4.86
Due after five years through six years	556,095	3.44	2,279,706	4.18
Thereafter	30,308,864	4.29	19,539,154	4.22

Total par value	80,592,054	4.62%	58,989,270	4.73%

Discount on AHP advances *	(417)		(519)
Net premium on advances *	—		489
SFAS 133 hedging basis adjustments *	1,498,030		23,154

Total	$82,089,667		$59,012,394

*	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Amortization of fair value basis adjustments for terminated hedges was a charge to interest income and amounted to ($0.4) million, ($0.4) million, and ($0.5) million for the years ended December 31, 2007, 2006 and 2005. All other amortization charged to interest income aggregated ($0.5) million, ($0.6) million, and ($0.7) million for the years ended December 31, 2007, 2006 and 2005. Interest rates on AHP advances ranged from 1.25% to 6.04% in 2007 and 1.25% to 8.29% in 2006.

[1]	The weighted average yield is the weighted average coupon rates for advances, unadjusted for interest rate swaps.
Based on contractual maturities of advances, a par amount of $31.9 billion of advances, or 39.5% of the total $80.6 billion in par value of all advances, had a remaining maturity of two years or less. At December 31, 2006, a par amount $24.7 billion advances, or 41.9%, of the total $58.9 billion in par value of all advances at December 31, 2006 had a remaining maturity of two years or less. The change in this category year-over-year is not significant. Also, par amounts of advances at December 31, 2007 with contractual maturities greater than five years had a proportion to total advances at almost the same percentage as at December 31, 2006. Par amounts of advances with contractual maturities greater than five years were $30.9 billion and 38.3% of total par at December 31, 2007 compared to $21.8 billion or 37.0% at December 31, 2006.

Impact of hedging
The Bank hedges certain advances under the provisions of SFAS 133 by the use of both callable and non-callable interest rate swaps as fair value hedges. Recorded fair value basis adjustments to advances in the Statements of condition were a result of hedging activities under the provisions of SFAS 133. The Bank hedges the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR and is also the discounting basis for computing changes in fair values of hedged advances. Net interest accruals from qualifying hedges are recorded with interest income from advances. Fair value changes of qualifying hedged advances are recorded as a Net realized and unrealized gain (loss) on derivative and hedging activities, a component of Other income (loss), and an offset is recorded as fair value basis adjustment to the carrying amount of the advances in the Statements of condition.
The Bank primarily hedges putable or convertible advances and certain “bullet” fixed-rate advances. Par amounts of advances that were hedged at December 31, 2007 and 2006 totaled $47.0 billion and $35.6 billion.
Derivative transactions are employed to hedge fixed-rate advances in the following manner and to achieve the following principal objectives:
The FHLBNY:
•	makes extensive use of the derivatives to restructure interest rates on fixed-rate advances, both putable or convertible and non-putable (“bullet”), to better match the FHLBNY’s cash flows, to enhance yields, and to manage risk from a changing market environment.

•	converts, at the time of issuance, certain simple fixed-rate bullet and putable fixed-rate advances into synthetic floating-rate advances by the simultaneous execution of interest rate swaps that convert the cash flows of the fixed-rate advances to conventional adjustable rate instruments tied to an index, typically 3-month LIBOR.

•	uses derivatives to manage the risks arising from changing market prices and volatility of a fixed coupon advances by matching the cash flows of the advance to the cash flows of the derivative, and making the FHLBNY indifferent to changes in market conditions. Putable advances are typically hedged by an offsetting derivative with a mirror-image call option with identical terms.

•	adjusts the reported carrying value of hedged fixed-rate advances for changes in their fair value (“fair value basis” or “fair value”) that are attributable to the risk being hedged in accordance with hedge accounting rules under SFAS 133. Amounts reported for advances in the Statements of condition include fair value hedge basis adjustments.
The most significant element that impacts balance sheet reporting of advances is the recording of fair value basis adjustments to the carrying value of advances. Also, when putable advances are hedged by callable swaps, the possibility of exercise of the call shortens the expected maturity of the advance. The impact of derivatives to the Bank’s income is discussed in this MD&A under “Results of Operations.”
Hedge volume - The largest component of the $47.0 billion in hedged advances at December 31, 2007 was comprised of $38.8 billion in putable advances, up from $28.9 billion at December 31, 2006. The Bank’s putable advance, also referred to as a convertible advance, contains a put option purchased by the Bank from the member. Under the terms of the put option, the Bank has the right to terminate the advance at agreed upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then prevailing market rates and at the then existing terms and conditions. When the FHLBNY puts the fixed-rate advance, and if the member borrows to replace the fixed-rate advance, the FHLBNY effectively converts the advance from fixed-rate to floating-rate.

At December 31, 2007 and 2006, almost all putable, fixed-rate advances were hedged by interest rate derivatives, principally interest rate swaps, in SFAS 133 qualifying hedge relationships, which effectively converted the fixed-rate exposure of the FHLBNY to a variable-rate exposure, generally indexed to 3-month LIBOR.
In addition, certain LIBOR-indexed advances have “capped” coupons. These caps are offset by purchased options (caps) with mirror-image terms. Fair value changes of caps due to changes in the benchmark rate and option volatilities are recorded as a Net realized and unrealized gain (loss) on derivative and hedging activities in Other income (loss). Purchased interest rate “caps” at December 31, 2007 and 2006 aggregated $1.2 billion, and were accounted for as economic hedges of “capped” variable-rate advances borrowed by members, and not qualifying for hedge accounting under the provisions of SFAS 133.
Fair value basis adjustments - The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the statements of condition were associated with hedging activities under the provisions of SFAS 133.
Reported book value at December 31, 2007 included net unrealized gains of $1.5 billion resulting from fair value hedge basis adjustments under SFAS 133 hedge accounting rules, compared to unrealized gains of $23.2 million at December 31, 2006. Fair value basis of previously recorded realized gains and losses from discontinued hedges, net of amortization, was not material. Unrealized gains from fair value basis adjustments to advances were almost entirely offset by net fair value unrealized losses of the derivatives associated with the fair value hedges of advances. Two factors explain the changes at December 31, 2007 from December 31, 2006. First, interest rates declined dramatically at December 31, 2007 compared to December 31, 2006, the two fair value measurement dates, and since hedged advances are typically fixed-rate, in a declining interest rate environment, fixed-rate advances exhibited increasing fair value basis adjustments. Second, hedge volume increased in line with the very significant growth of hedged fixed-rate advances, both putable and non-putable (“bullet”).
The benchmark LIBOR rate has been particularly volatile in 2007. Fair value changes are typically from changes in the term structure of medium- and short-term rates, from changes in volatilities of such rates, and from the growth or decline in hedge volume. As a result, fair value basis adjustments exhibited significant changes at each quarter end in 2007, and were consistent with the changes in the term structure of interest rates and changes in volatilities in 2007.
•	At June 30, 2007, recorded fair basis adjustment was a net unrealized loss of $170.7 million, a change from a net gain position of $132.5 million at March 31, 2007. At June 30, 2007, the yield curve had steepened compared to March 31, 2007, with higher rates at the longer-end of the yield curve. Since hedged advances are typically fixed-rate and long in tenor, in a rising rate environment, fixed-rate advances exhibited declining fair value basis adjustments under the accounting provisions of SFAS 133, and was consistent with the net unrealized loss of $170.7 million at June 30, 2007.

•	At September 30, 2007, fair value basis was a net gain of $521.4 million, a dramatic change from the amount at June 30, 2007. At December 31, 2007, fair value basis adjustment net gains increased to $1.5 billion. These changes are consistent with the changes in the declining term structure of interest rates during 2007. In a declining interest rate environment in the fourth quarter of 2007, the fair values of the Bank’s hedged advances, which were almost entirely fixed-rate, exhibited gains under the accounting provisions of SFAS 133. Hedge volume was up significantly in line with growing demand for advances. The Bank had hedged $47.0 billion of par amounts of advances at December 31, 2007, up significantly from $35.6 billion at December 31, 2006.

•	The two factors, decline in the rate environment and significant increase in volumes of hedged fixed-rate advances at December 31, 2007 explain the changes at year-end 2007.

Hedge ratio - Hedged amounts represented 58.3% and 60.3% of total par amounts of advances hedged at December 31, 2007 and 2006. The small decline in the percentage of hedged advances to total advances is ascribed to disproportionate growth at December 31, 2007 in ARC Advances and Short-Term advances which are typically not hedged.
Advances – Call Date
The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that is controlled by the FHLBNY, and put dates are summarized into similar maturity tenors as the previous table that summarizes advances by contractual maturities (in thousands).

	December 31,
	2007	2006

Overdrawn demand deposit accounts	$—	$498
Due or putable in one year or less	48,005,147	29,962,181
Due or putable after one year through two years	16,112,362	16,745,798
Due or putable after two years through three years	7,546,243	6,341,532
Due or putable after three years through four years	2,607,563	2,504,205
Due or putable after four years through five years	4,180,492	1,668,578
Due or putable after five years through six years	121,095	442,706
Thereafter	2,019,152	1,323,772

Total par value	80,592,054	58,989,270

Discount on AHP advances	(417)	(519)
Net premium on advances	—	489
SFAS 133 hedging basis adjustments	1,498,030	23,154

Total	$82,089,667	$59,012,394

Contrasting advances by contractual maturity dates with potential put dates, illustrates the impact of hedging on the effective durations of the Bank’s advances. The Bank’s advances borrowed by members include a significant amount of putable advances in which the Bank has purchased from members the option to terminate advances at agreed upon dates. At December 31, 2007, the amount of advances that were still putable (one or more exercise dates) was $38.8 billion at December 31, 2007 compared to $28.9 billion at December 31, 2006. Typically, almost all putable advances are hedged by callable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates. When the swap counterparty exercises its right to call the swap, the Bank would typically also exercise its right to terminate the advance at par.
Under current hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated and is an important factor in the Bank’s current hedge strategy.
On a contractual maturity basis (see advance maturities table), 39.5% or $31.9 billion of the par value of advances at December 31, 2007 were in the maturity band of two years or less. On a put option basis, the potential exercised maturity was significantly accelerated, and 79.6% or $64.1 billion were potentially exercisable within the maturity band of two years or less.

At December 31, 2006, some 41.9%, or $24.7 billion of the par value of advances were in the maturity band of two years or less based on contractual maturity. On a put option basis, the potential exercised maturity was significantly accelerated 79.3% or $46.7 billion were potentially putable by the Bank.
The most significant impact of put options was in the maturity band of greater than five years. At December 31, 2007, the percentage of par advances maturing on a contractual basis was $30.9 billion, or 38.3% of total par advances. On an option exercise basis, the percentage greater than five years declined to only $2.1 billion, or 2.7%. At December 31, 2006, the percentage of par advances maturing on a contractual basis was $21.8 billion, or 37.0% compared to 3.1% on a putable basis.
Advances – Interest Rate Terms
The following table summarizes interest-rate payment terms for advances (dollar amounts in thousands):

	December 31,
	2007		2006
		Percentage		Percentage
	Amount	of total	Amount	of total

Fixed-rate	$60,779,510	75.42%	$45,737,308	77.53%
Variable-rate	18,654,850	23.15	12,014,268	20.37
Variable-rate capped	1,157,694	1.43	1,237,694	2.10

Total par value	80,592,054	100.00%	58,989,270	100.00%

Discount on AHP Advances	(417)		(519)
Net premium on advances	—		489
SFAS 133 hedging basis adjustments	1,498,030		23,154

Total	$82,089,667		$59,012,394

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
The following summarizes variable-rate advances by reference-index type (in thousands):

	December 31,
	2007	2006

LIBOR indexed	$19,487,194	$12,736,114
Federal funds	325,000	515,000
Overdrawn demand deposit accounts	—	498
Prime	350	350

Total	$19,812,544	$13,251,962

Investments
The FHLBNY maintains investments for liquidity purposes, to manage capital stock repurchases and redemptions, to provide additional earnings, and to ensure the availability of funds to meet the credit needs of its members. The FHLBNY also maintains longer-term investment portfolios, which are principally mortgage-backed securities issued by government-sponsored mortgage agencies and private enterprises, and securities issued by state or local housing finance agencies. Mortgage- and asset-backed securities (“MBS”) acquired must carry the highest ratings from Moody’s Investors Service (“Moody’s”) or Standard & Poor’s Rating Services (“S&P”) at the time of purchase.
Finance Board regulations prohibit the FHLBanks, including the FHLBNY, from investing in certain types of securities and limit the investment in mortgage- and asset-backed securities. These restrictions and limits are set out in more detail in the section captioned “Investments” under Item 1. Business of this MD&A.
Short-term investments - The FHLBNY maintains substantial investments in high-quality, short- and intermediate-term financial instruments. At December 31, 2007 and 2006, the FHLBNY’s short-term investments consisted of investment in interest-bearing deposits, certificates of deposits, and overnight and term Federal funds sold by highly-rated financial institutions. The Bank invests in certificates of deposits with maturities not exceeding one year issued by major financial institutions, recorded at amortized cost and reported as interest-bearing deposits in the statements of condition. Interest-bearing deposits were cash pledged to derivative counterparties to meet collateral requirements.
Long-term investments - At December 31, 2007 and 2006, long-term investments comprised of MBS, which also includes asset-backed securities, and investment in securities issued by state and local housing agencies. Both investment portfolios were classified as held-to-maturity securities as defined under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Two grantor trusts were established in the third quarter of 2007 to fund current and potential future payments to retirees for supplemental pension plan obligations. The trust funds are invested in fixed-income and equity funds, which were classified as available-for-sale under the provisions of SFAS 115.
Mortgage-backed securities – Insurer risks and ratings and securities supported by loans with low FICO scores and high loan-to-value ratios. - For a detailed discussion and analysis of insured MBS securities, and securities supported by loans with low FICO scores and high loan-to-value (“LTVs”) ratios, see Investment Quality in the section captioned Asset Quality in this MD&A.
The following table summarizes changes in investments by categories (including held-to-maturity securities) between December 31, 2007 and 2006 (dollars in thousands):

	December 31,	December 31,	Dollar	Percentage
	2007	2006	Variance	Variance

State and local housing agency obligations	$576,971	$618,810	$(41,839)	(6.76)%
Mortgage-backed securities	9,707,783	10,632,288	(924,505)	(8.70)

Total investment securities	10,284,754	11,251,098	(966,344)	(8.59)

Grantor trusts	13,187	—	13,187	n/a
Interest-bearing deposits *	10,696,600	5,591,000	5,105,600	91.32
Federal funds sold	4,381,000	3,661,000	720,000	19.67

Total investments	$25,375,541	$20,503,098	$4,872,443	23.76%

*	Excludes bank deposits at another FHLBank.

Held-to-maturity securities
Market value of held-to-maturity securities was as follows (in thousands):

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$576,971	$9,780	$(200)	$586,551
Mortgage-backed securities	9,707,783	82,670	(97,191)	9,693,262

Total	$10,284,754	$92,450	$(97,391)	$10,279,813

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$618,810	$11,141	$(283)	$629,668
Mortgage-backed securities	10,632,288	47,184	(139,371)	10,540,101

Total	$11,251,098	$58,325	$(139,654)	$11,169,769

Held-to-maturity securities were comprised of agency and privately issued mortgage, including commercial mortgage- and asset-backed securities, collectively referred to as “MBS” that were rated triple-A by both S&P and Moody’s, and mortgage-pass-throughs and Real Estate Mortgage Investment Conduit bonds issued by government sponsored mortgage agencies. Investment in mortgage-backed securities provides a reliable income stream. Limits for the size of the MBS portfolio are defined by Finance Board regulations, which limits holding of MBS to 300% of capital. At December 31, 2007 and 2006, the Bank was within these limits.
In addition, the FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) also classified as held-to-maturity that were rated at least “Aa” by Moody’s or “AA” by S&P at December 31, 2007.
At December 31, 2007, held-to-maturity securities declined to $10.3 billion, compared to $11.3 billion at December 31, 2006.
Mortgage-backed securities - Fixed-rate MBS totaled $9.5 billion at December 31, 2007 down from $10.4 billion at December 31, 2006. Variable-rate MBS was $209.0 million at December 31, 2007 down from $274.5 million at December 31, 2006. The Bank’s conservative purchasing practice over the years is evidenced by its concentration in mortgage-backed securities issued by a Government Sponsored Enterprises (“GSE”). The amount of such securities outstanding was $6.9 billion at December 31, 2007 and 2006. They represented 70.4% and 65.1% of all MBS at December 31, 2007 and 2006. All MBS were rated triple-A at December 31, 2007 and 2006.
Housing finance agency bonds - Investment in HFA bonds was $577.0 million at December 31, 2007, down from $618.8 million at December 31, 2006. No acquisitions were made during 2007 or 2006. Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing. These obligations carried a rating of double-A or higher.

Securities and insurer ratings downgrades – The following summarizes rating actions in January and February of 2008.
•	In January 2008, three mortgage-backed securities, with amortized cost of $86.8 million and a market value $81.9 million at December 31, 2007, were downgraded by Fitch Investor Services to double-A. Both S&P and Moody’s continued to rate the securities as triple-A. The three securities are insured by Ambac Assurance Corp. (“Ambac”). On February 25, 2008, S&P reaffirmed Ambac’s rating as triple-A with negative watch. Additionally, 13 mortgage-backed securities, with amortized cost of $267.2 million and market value $260.0 million at December 31, 2007, were placed under negative watch by both S&P and Moody’s. These securities are insured by Ambac and MBIA Insurance Corp. (“MBIA”). On February 25, 2008, S&P also reaffirmed MBIA’s rating as triple-A with negative outlook. Between February 28, 2008 and March 14, 2008, all three rating agencies, S&P, Moody’s and Fitch, removed the 13 securities from negative watch. S&P and Moody’s reaffirmed their triple-A rating. Fitch reaffirmed its double-A rating.

•	Investments in two bonds issued by state and local housing finance agencies were also placed under negative watch by S&P and Moody’s in February 2008. The two bonds are insured by MBIA. Amortized cost and market values of the two bonds was $110.6 million at December 31, 2007.
The Bank has analyzed these securities as well as all its investments in MBS in light of the prevailing market conditions and believes impairment, if any, is only temporary. The management of the FHLBNY has the positive intent to hold the securities to their ultimate recovery of value, and the Bank has the financial ability to hold all such securities to their ultimate recovery of value.
Fair values of held-to-maturity securities
The estimated fair values of held-to-maturity securities at December 31, 2007 were based on a reputable securities dealer’s pricing service. At December 31, 2006, the estimated fair values of a limited number of securities were derived from prices of similar securities in instances where a pricing service was not available. At December 31, 2007 and 2006, estimated fair values of fixed-rate securities were affected by changes in market interest rates and the FHLBNY generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with the FHLBNY’s experience.
MBS securities - At December 31, 2007, the market value of all held-to-maturity mortgage-backed was below amortized cost by $14.5 million, representing net market value losses. Total market value losses were $97.2 million, partly offset by market value gains of $82.7 million at December 31, 2007. At December 31, 2006, the net market value loss was $92.2 million. In a declining rate environment at December 31, 2007, the Bank’s MBS portfolio, which is primarily fixed-rate, exhibited rate related gains.
Gross unrealized losses of MBS securities that were in an unrealized loss position of 12 months or more aggregated $55.7 million, or 57.4% of the total gross unrealized losses of $97.2 million at December 31, 2007. At December 31, 2006, gross unrealized losses of held-to-maturity MBS securities that were in an unrealized position of 12 months or more aggregated $132.2 million. The Bank has analyzed the securities in an unrealized loss position, and concluded that these securities were temporarily impaired as defined under FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”). See Note 5 to audited financial statements.
Housing finance agency bonds - HFA bonds were in a net unrealized gain position of $9.6 million, compared $10.9 million at December 31, 2006. Gross unrealized losses of HFA bonds that were in an unrealized loss position of 12 months or more aggregated $0.2 million and $0 at December 31, 2007 and 2006.

The FHLBNY conducts a review and evaluation of the securities portfolio to determine, based on the creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, if the decline, if any, in the fair value of a security below its carrying value is other than temporary. The FHLBNY generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with the FHLBNY’s experience. Based on analysis of its investment securities, the Bank has concluded that there was no other-than-temporary impairment. Fair values below their carrying values represented temporary impairment at December 31, 2007 and 2006. The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities until recovery of their value.
For more information about investments, also see “Investment Quality” under the caption Asset Quality in this MD&A.
Contractual maturities – Mortgage-backed securities
The amortized cost and estimated fair values of held-to-maturity securities by contractual maturity are shown below (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
State and local housing bonds
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	32,009	32,474	24,549	25,171
Due after five years through ten years	20,400	20,938	17,115	17,115
Due after ten years	524,562	533,139	577,146	587,382

State and local housing finance agency bonds	576,971	586,551	618,810	629,668

Mortgage-backed securities
Due in one year or less	243,309	242,471	98,897	99,338
Due after one year through five years	546,303	555,003	1,104,246	1,125,038
Due after five years through ten years	103,792	104,563	133,511	132,966
Due after ten years	8,814,379	8,791,225	9,295,634	9,182,759

Mortgage-backed securities	9,707,783	9,693,262	10,632,288	10,540,101

Total securities	$10,284,754	$10,279,813	$11,251,098	$11,169,769

Weighted average rates – Mortgage-backed securities
The following table summarizes weighted average rates by contractual maturities (dollars in thousands):

	December 31, 2007		December 31, 2006
	Amortized	Weighted	Amortized	Weighted
	Cost	Average rate	Cost	Average rate
Mortgage-backed securities
Due in one year or less	$243,309	6.22%	$98,897	5.80%
Due after one year through five years	546,303	7.15	1,104,246	6.75
Due after five years through ten years	103,792	5.43	133,511	5.43
Due after ten years	8,814,379	5.31	9,295,634	5.35

Total mortgage-backed securities	$9,707,783	5.44%	$10,632,288	5.50%

Short-term investments
High quality short-term investments such as Federal funds and certificates of deposits were held at December 31, 2007 and 2006, and provided the liquidity necessary to meet members’ credit needs. Both short- and long-term investments are used by the FHLBNY to employ its capital and generate additional returns for its members’ investment in FHLBNY capital. Short-term investments were higher at December 31, 2007, compared to December 31, 2006, and provided a flexible means of implementing the asset-liability management decision to increase liquidity.
Federal funds sold - Inventory of Federal funds sold was $4.4 billion, up from $3.7 billion at December 31, 2006. The average inventory of Federal funds sold was $3.7 billion in 2007, up from $2.9 billion in 2006. Historically, the FHLBNY has been a provider of Federal funds to its members, allowing the FHLBNY to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.
Certificates of deposits - At December 31, 2007, certificates of deposits at highly-rated financial institutions, all maturing within 12 months or less, were $10.3 billion, up from $5.6 billion at December 31, 2006. Average investment in 2007 was $7.6 billion, compared to $5.9 billion in 2006. Starting in September 2007, the Bank took advantage of favorable execution funding levels of discounts notes and issued short-term discount notes and immediately invested in certificates of deposits for the same amount and maturity and locked in a favorable spread.
Cash collateral pledged - The FHLBNY generally executes derivatives with major banks and broker-dealers and typically enters into bilateral collateral agreements. When counterparties are exposed, the Bank’s derivatives are in a net unrealized loss position, and the Bank would be called upon to pledge cash collateral to mitigate the counterparties’ credit exposure. Collateral agreements in place include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed upon thresholds. As of December 31, 2007, the Bank had pledged $396.4 million in interest-bearing deposits to derivative counterparties. Typically, such pledges earn interest at the overnight Federal funds rate. At December 31, 2006, no cash had been required to be pledged by the Bank.
Investments - Counterparty ratings, policies and practices
Mortgage-backed securities - At December 31, 2007 and 2006, all mortgage-backed securities held by the FHLBNY were rated triple-A by a Nationally Recognized Statistical Rating Organization (“NRSRO”). See prior discussions with respect to downgraded securities and securities under “negative watch”.
State and local housing finance agency bonds - At December 31, 2007 and 2006, the percentage of state and housing finance agency bonds that were rated triple-A was 47.0% and 47.6% at December 31, 2007 and 2006. The remaining securities were rated double-A. See prior discussions with respect to securities under “negative watch”.
Short-term instruments - At December 31, 2007, substantially all short-term investments were to financial institutions that were rated single A or better.
Derivative counterparties - The Bank had open derivatives positions with eighteen derivatives counterparties, of which fourteen were rated double-A; one rated triple-A, and another three were rated single-A. In addition to the practice of selecting top-rated counterparties for such transactions, the FHLBNY has collateral and netting agreements with its derivatives counterparties. These practices tend to mitigate credit exposure.

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
The FHLBNY does not preclude or specifically seek out investments any differently than it would in the normal course of acquiring securities for investments, unless it is prohibited by existing regulations. The FHLBNY’s practice is to not lend to members unsecured funds, including overnight Federal funds sold and certificates of deposits, to members. Unsecured lending to members is not prohibited by Finance Board regulations or Board of Directors’ policy. The FHLBNY is prohibited from purchasing a consolidated obligation issued directly by another FHLBank, but may acquire consolidated obligations for investment in the secondary market after the bond settles. There were no investments in consolidated obligations at December 31, 2007 or 2006.
The FHLBNY’s investment in mortgage-backed securities during all periods reported complied with FHLBNY’s Board-approved policy of acquiring mortgage-backed securities issued or guaranteed by the government-sponsored housing enterprises, or prime residential mortgages rated triple-A by both Moody’s and Standard & Poor’s rating services.
Mortgaged-backed securities – By issuer
Composition of FHLBNY’s mortgage-backed securities was as follows (in thousands):

	December 31,
	2007	2006

U.S. government sponsored enterprise residential mortgage-backed securities	$6,829,668	$6,851,964
U.S. agency residential mortgage-backed securities	7,482	9,061
Securities backed by home equity loans	792,617	1,043,110
Non-federal agency residential mortgage-backed securities	729,331	857,321
Non-federal agency commercial mortgage-backed securities	1,087,713	1,563,489
Securities backed by manufactured housing loans	260,972	307,343

Total mortgage-backed securities	$9,707,783	$10,632,288

Investment Ratings
The following table sets forth the FHLBNY’s investments by rating category at December 31, 2007 (in thousands):

		NRSRO Ratings- December 31, 2007
Issued, guaranteed or insured by:	Amount	AAA	AA	A
Pools of Mortgages
Fannie Mae	$1,588,563	$1,588,563	$—	$—
Freddie Mac	488,237	488,237	—	—

Total pools of mortgages	2,076,800	2,076,800	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,548,318	1,548,318	—	—
Freddie Mac	3,204,550	3,204,550	—	—
Ginnie Mae	7,482	7,482	—	—

Total CMOs/REMICs	4,760,350	4,760,350	—	—

Non-GSE MBS
CMOs/REMICs	729,331	729,331	—	—
Commercial mortgage-backed securities	1,087,713	1,087,713	—	—

Total non-federal-agency MBS	1,817,044	1,817,044	—	—

Asset-Backed Securities
Manufactured housing (insured)	260,972	260,972	—	—
Home equity loans (insured)	457,294	457,294	—	—
Home equity loans (uninsured)	335,323	335,323	—	—

Total asset-backed securities	1,053,589	1,053,589	—	—

Total mortgage-backed securities	$9,707,783	$9,707,783	$—	$—

Non-MBS Investment securities
State and local housing finance agency obligations	$576,971	$271,252	$305,719	$—

Short-term Investments*
Interest-bearing deposits	$10,696,687
Federal funds sold	4,381,000

Total Short-term investments	$15,077,687

*	Short-term investments were placed with counterparties with ratings that were single-A or better at December 31, 2007.
In January, 2008, Fitch Investor Services (“Fitch”) downgraded Ambac Assurance Corp (“Ambac”) to double-A with negative watch. As a result, three mortgage-backed securities, insured by Ambac with amortized cost of $86.8 million and market value of $81.9 million at December 31, 2007, were downgraded by Fitch to double-A with negative watch. S&P does not rate one of the securities, and continues to rate the two remaining securities as triple-A. Moody’s continues to rate all three securities as triple-A. In addition, S&P and Moody’s placed Ambac and MBIA Insurance Corp., (“MBIA”) under negative watch in January, 2008 so that thirteen mortgage-backed securities, with amortized cost of $267.2 million and market value of $260.0 million at December 31, 2007 that are insured by Ambac and MBIA, were placed on negative watch. Between February 25, 2008 and March 12, 2008, S&P and Moody’s removed the 13 securities from negative watch, and reaffirmed these securities as triple-A. Fitch also reaffirmed its double-A rating to the three securities and removed the negative watch. S&P and Moody’s reaffirmed MBIA as triple-A with negative outlook on February 25 and February 26, 2008. Both S&P and Moody’s reaffirmed Ambac as triple-A with negative outlook on March 12, 2008.
Investments in two bonds issued by state and local housing finance agencies were also placed under negative watch by S&P and Moody’s in January 2008. The two bonds are insured by MBIA. Amortized cost and market values of the two bonds were $110.6 million at December 31, 2007.
The Bank has analyzed these securities as well as all its investments in MBS in light of the prevailing market conditions and believes impairment, if any, is only temporary. The management of the FHLBNY has the positive intent to hold the securities to their ultimate recovery of value, and the Bank has the financial ability to hold all such securities to their ultimate recovery of value.

The following table sets forth the FHLBNY’s investments by rating category at December 31, 2006 (in thousands):

		NRSRO Ratings- December 31, 2006
Issued, guaranteed or insured by:	Amount	AAA	AA	A
Pools of Mortgages
Fannie Mae	$2,060,642	$2,060,642	$—	$—
Freddie Mac	1,138,687	1,138,687	—	—

Total pools of mortgages	3,199,329	3,199,329	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,351,084	1,351,084	—	—
Freddie Mac	2,301,550	2,301,550	—	—
Ginnie Mae	9,061	9,061	—	—

Total CMOs/REMICs	3,661,695	3,661,695	—	—

Non-GSE MBS
CMOs/REMICs	857,321	857,321	—	—
Commercial mortgage-backed securities	1,563,489	1,563,489	—	—

Total non-federal-agency MBS	2,420,810	2,420,810	—	—

Asset-Backed Securities
Manufactured housing (insured)	307,344	307,344	—	—
Home equity loans (insured)	595,397	595,397	—	—
Home equity loans (uninsured)	447,713	447,713	—	—

Total asset-backed securities	1,350,454	1,350,454	—	—

Total mortgage-backed securities	$10,632,288	$10,632,288	$—	$—

Other
State and local housing finance agency obligations	$618,810	$294,322	$324,488	$—
Interest-bearing deposits	5,591,077	5,591,000	77	—
Federal funds sold	3,661,000	3,661,000	—	—

Total other	$9,870,887	$9,546,322	$324,565	$—

Mortgage Loans
Mortgage loans held-for-portfolio
At December 31, 2007, the portfolio of mortgage loans was comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”) and Community Mortgage Asset loans (“CMA”). More details about the MPF program can be found in Mortgage Partnership Finance Program under the caption Acquired Member Assets Program in this MD&A. In the CMA program, the FHLBNY holds participation interests in residential and community development mortgage loans. Acquisition of participations under the CMA program was suspended indefinitely in November 2001 and the loans are being paid down under their contractual terms.
MPF Program - The book value of investments in the MPF program was $1.5 billion at December 31, 2007, a net increase of $9.1 million from the amounts outstanding at December 31, 2006. During 2007, the Bank added $175.1 million in new MPF loans. In 2006, the FHLBNY acquired $184.9 million in new MPF loans. The FHLBNY does not expect the MPF loans to increase substantially, and the Bank provides this product to its members as another alternative for its members to sell their mortgage production. Included in the portfolio of MPF loans held-for-portfolio were $40.5 million and $45.7 million in loans at December 31, 2007 and 2006 that had been “table-funded” and therefore considered as originated by the Bank. In a table-funded loan the PFI uses the FHLBNY’s funds to make the mortgage loan to the borrower, and as credit protection, the PFI closes the loan “as agent” for the FHLBNY. The FHLBNY restricted originations (table funding) to only 3 PFIs in 2007 and 2006.
CMA Program - The book value of investment in the CMA program, which has not been active since 2001 and has been declining steadily over time, was $4.1 million at December 31, 2007, down by $0.8 million from December 31, 2006.

Mortgage loans by loan type
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31,
	2007	Percentage	2006	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$529,839	35.61%	$575,114	38.90%
Fixed long-term single-family mortgages	953,946	64.11	897,153	60.70
Multi-family mortgages	4,102	0.28	4,940	0.40

Total par value	1,487,887	100.00%	1,477,207	100.00%

Unamortized premiums	11,779		13,323
Unamortized discounts	(6,805)		(6,288)
Basis adjustment [1]	(600)		(230)

Total mortgage loans held-for-portfolio	1,492,261		1,484,012
Allowance for credit losses	(633)		(593)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,491,628		$1,483,419

[1]	Represents fair value basis of open and closed delivery commitments.
Mortgage loans – Conventional and insured loans.
The following classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

	December 31,
	2007	2006

Federal Housing Administration and Veteran Administration insured loans	$8,360	$10,643
Conventional loans	1,475,425	1,461,624
Others	4,102	4,940

Total par value	$1,487,887	$1,477,207

Mortgage loans – credit losses
Roll-forward of the allowance for credit losses was as follows (in thousands):

	Year ended December 31,
	2007	2006	2005

Beginning balance	$593	$582	$507

Charge-offs	—	(18)	—
Recoveries	—	18	—

Net charge-offs	—	—	—
Provision for credit losses	40	11	75

Ending balance	$633	$593	$582

Deposit Liabilities
Deposits liabilities comprised of member deposits and interest-bearing deposits pledged to the Bank as cash collateral by derivative counterparties and, from time-to-time, may also include unsecured overnight borrowings from other FHLBanks.
Member deposits - The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Total deposits at December 31, 2007, including demand and term, aggregated $1.6 billion down from $2.4 billion at December 31, 2006. Member deposits have fluctuated during the three quarters in 2007, averaging $1.8 billion in the first quarter, $2.7 billion in the second quarter, $2.6 billion in the third quarter, and $1.8 billion in the fourth quarter. Fluctuations in member deposits have little impact on the Bank and are not a significant source of liquidity for the Bank.
Cash collateral held and classified as interest-bearing liabilities - Cash collateral pledged to the FHLBNY by derivative counterparties at December 31, 2007 was $41.3 million compared to $124.0 million at December 31, 2006. These deposits are interest-bearing demand deposits that reprice daily based principally upon rates prevailing in the overnight Federal funds market. Derivative counterparties are required by agreement to pledge collateral to the FHLBNY to cover the FHLBNY’s credit exposure in the event of counterparty default. At December 31, 2007 and 2006, the FHLBNY’s exposure was represented by derivatives in an unrealized gain position, after giving effect to threshold triggers under collateral agreements with derivative counterparties.
Borrowings from other FHLBanks - The Bank borrows from other FHLBanks, generally for a period of one day. There were no borrowings outstanding at December 31, 2007 and 2006. In the third quarter of 2007, the Bank borrowed $100.0 million for one day. In the first nine months of 2007, there were two overnight transactions of $20.0 million and $100.0 million. In the fourth quarter, there were four overnight transactions for one day of $147.0 million, $55.0 million, $40.0 million and $300.0 million. All transactions were at market terms.

Debt Financing Activity and Consolidated Obligations
Consolidated obligations, which are the joint and several obligations of the FHLBanks, are the principal funding source for the FHLBNY’s operations and consist of consolidated bonds and consolidated discount notes. Discount notes are consolidated obligations with maturities up to 365 days, and consolidated bonds have maturities of one year or longer. Member deposits, capital and, to a lesser extent borrowings from other FHLBanks, are also funding sources.
Consolidated Obligation Liabilities
The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Board. Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates, and other terms available for consolidated obligations in the market place. Although the FHLBNY is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. The FHLBanks, including the FHLBNY, have emphasized diversification of funding sources and channels as the need for funding from the capital markets has grown.
The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP. The FHLBNY participates in both programs.
The Global Debt Program provides the FHLBanks with the ability to distribute debt into multiple primary markets across the globe. The FHLBank global debt issuance facility has been in place since July 1994. FHLBank global bonds are known for their variety and flexibility; all can be customized to meet changing market demand with different structures, terms and currencies. Global Debt Program bonds are available in maturities ranging from one year to 30 years with the majority of global issues between one and five years. The most common Global Debt Program structures are bullets, floaters and fixed-rate callable bonds with maturities of one through ten years. Issue sizes are typically from $500 million to $5 billion and individual bonds can be reopened to meet additional demand. Bullets are the most common global bonds, particularly in sizes of $3 billion or larger.
In mid-1999, the Office of Finance implemented the TAP issue program on behalf of the FHLBanks. This program consolidates domestic bullet bond issuance through daily auctions of common maturities by reopening previously issued bonds. Effectively, the program has reduced the number of separate FHLBanks bullet issues and individual issues have grown as large as $1 billion. The increased issue sizes have a number of market benefits for investors, dealers and the 12 FHLBanks. TAP issues have improved market awareness, expanded secondary market trading opportunities, improved liquidity and stimulated greater demand from investors and dealers seeking high-quality Government Sponsored Enterprises securities with U.S. Treasury-like characteristics. The TAP issues follow the same 3-month quarterly cycles used for the issuance of “on-the-run” Treasury securities and also have semi-annual coupon payment dates (March, June, September and December). The coupons for new issues are determined by the timing of the first auction during a given quarter.
The FHLBanks continue to issue debt that is both competitive and attractive in the marketplace. In addition, the FHLBanks continuously monitor and evaluate their debt issuance practices to ensure that consolidated obligations are efficiently and competitively priced.

Consolidated obligations are issued with either fixed- or variable-rate coupon payment terms that use a variety of indices for interest rate resets. These indices include the London Interbank Offered Rate (LIBOR), Constant Maturity Treasury (“CMT”), 11th District Cost of Funds Index (“COFI”), and others. In addition, to meet the expected specific needs of certain investors in consolidated obligations, both fixed- and variable-rate bonds may also contain certain features that will result in complex coupon payment terms and call options. When the FHLBNY cannot use such complex coupons to hedge its assets, FHLBNY enters into derivative transactions containing offsetting features that effectively convert the terms of the bond to those of a simple variable- or fixed-rate bond.
The consolidated obligations, beyond having fixed- or variable-rate coupon payment terms, may also be Optional Principal Redemption Bonds (callable bonds) that the FHLBNY may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.
Highlights - Debt issuance and funding management
In 2007 and 2006, the primary source of funds for the FHLBNY continued to be through issuance of consolidated obligation bonds and discount notes.
Reported amounts of consolidated obligations outstanding, comprising of bonds and discount notes, at December 31, 2007 and 2006 were $101.1 billion and $74.2 billion, and funded 92.2% and 90.8% of Total assets at those dates. These financing ratios have remained substantially unchanged over the years at around 90%, indicative of the stable funding strategy pursued by the FHLBNY to rely on FHLBank debt for financing its activities.
Increase in funding requirements to finance the surge in member demand for advances in the third and fourth quarters of 2007 was principally through the issuance of discount notes and to a lesser extent through the issuance of bonds. To accommodate member demand for advances and to support higher balance sheet liquidity through increased investments in short-term investments, the issuance of FHLBank debt increased quite dramatically in 2007. Total debt was $74.8 billion at March 31, 2007, grew to $78.6 billion at June 30, 2007, before the recent market turmoil. At the end of the third quarter of 2007, debt outstanding was $93.1 billion, a dramatic increase over a single quarter. At year end 2007, debt outstanding grew to $101.1 billion.
Investor demand for FHLBank debt - Market demand for FHLBank consolidated obligation debt remained strong with local and global investors permitting the FHLBNY to issue debt at its targeted funding costs through the first two quarters of 2007, and for its shorter-term debt issuances, better than targeted funding costs in the third and fourth quarters of 2007. In the third and fourth quarters of 2007, execution of FHLBank long-term debt was also affected by the credit uncertainties and despite the triple-A quality ascribed to the FHLBank bonds, investor demand was stronger for shorter-term issuances and in particular for discount notes. Demand drove down yields on discount notes making them an attractive funding vehicle. Reacting to investor demand and attractive discount note pricing, the FHLBNY increased its issuance of discount notes. Issuance volume as measured by average principal amounts outstanding was $13.3 billion and $13.1 billion in the first and second quarters of 2007. In September 2007, the average for the month rose to $24.5 billion and the average for the fourth quarter was $32.8 billion.
Funding tactical changes - Several tactical changes were made in response to member demand for liquidity in the third quarter of 2007 and continuing demand through the fourth quarter of 2007. Tactical adjustments also factored in strong investor demand for shorter-term FHLBank debt and discount notes in the same periods. The two principal tactical funding strategy changes employed in executing issuances of debt were:
•	First, in response to market demand for shorter-term debt, the Bank increased its issuance of discount notes which have maturities from overnight to 365 days. Issuance pattern of discount notes was uneven during the quarters in 2007, a reflection of the dramatic changes in the capital markets starting in the third quarter of 2007. Discount notes outstanding at December 31, 2006 were $12.2 billion, increased to $14.0 billion at March 31, 2007, but were down to $12.8 billion at June 30, 2007 when discount note issuances were at unattractive execution levels. In the third quarter, in response to investor demand for liquidity in general and specifically for short-term liquidity, the Bank increased its issuance of discount notes and outstanding balances grew to $30.1 billion at September 30, 2007. Investor demand for discount notes continued through the fourth quarter and remained at favorable execution levels for the FHLBNY. Discount notes issued by the FHLBNY and outstanding reached a record level at $34.8 billion at December 31, 2007.

•	Second, the Bank also increased its issuance of shorter-maturity bonds to replace maturing debt or debt that was being called by the Bank at pre-determined call exercise dates. Investor demand for shorter-term debt resulted in better execution pricing for issuing FHLBanks, and the FHLBNY increased its issuance of discount notes at very favorable spreads to LIBOR and improved the Bank’s cost of funding. In the same period of time, member demand for ARC Advances, which reprice at short intervals, and member demand for short-term advances also saw unprecedented growth, and the Bank was able to issue short-term debt and finance short-term advances and ARC advances efficiently.
Debt extinguishment - In 2007, the Bank extinguished $626.2 billion of par amounts of consolidated obligation bonds at a loss of $8.6 million. In 2006, the FHLBNY repurchased par amounts of $770.0 million of consolidated obligation bonds at a loss of $26.3 million. Bonds extinguished were primarily associated with the financing of advances and MBS that had been prepaid.
Consolidated obligation bonds
The following summarizes types of bonds issued and outstanding (in thousands):

	December 31,
	2007	2006

Fixed-rate, non-callable	$39,642,670	$37,328,640
Fixed-rate, callable	11,420,300	17,039,000
Step Up, non-callable	—	50,000
Step Up, callable	843,000	3,688,000
Step Down, non-callable	—	—
Step Down, callable	15,000	—
Single-index floating rate	14,135,000	4,100,000

Total par value	66,055,970	62,205,640

Bond premiums	38,586	23,334
Bond discounts	(28,529)	(33,300)
SFAS 133 fair value basis adjustments	259,405	(151,222)
Fair value basis adjustments on terminated hedges	385	(1,777)

Total bonds	$66,325,817	$62,042,675

Funding Mix
The Bank issues bonds and discount notes in a mix of issuances to achieve its asset/liability management goals.
The issuance of bonds has been the primary financing vehicle for the Bank, although the use of term and overnight discount notes remain a vital source of funding requirements because of the ease of issuance of discount notes as a flexible funding tool for day-to-day operations.
In prior years, the use of term discount notes generally declined because of the relative pricing advantage of issuing floating-rate, LIBOR-indexed debt or by issuing short-term callable debt and swapping out the fixed-rate cash flows for LIBOR-indexed cash flows by the simultaneous execution of callable interest rate swaps. Hedge ratio, or the percentage of debt hedged versus debt not hedged, and the mix between the use of non-callable and callable interest rate swaps to hedge bonds reflects the Bank’s balance sheet management preferences and the attractiveness of the pricing of callable swaps. The ratio of discount notes to bonds is another balance sheet management tool and that too is predicated on factors such as asset-liability cash-gap management and the attractiveness of the pricing of discount notes.
In the third quarter of 2007 and through the fourth quarter, the Bank increased its holdings of term discount notes mainly because of very favorable investor demand and pricing for the Bank. As discussed previously, the Bank was able to issue term discount notes at favorable spreads to LIBOR and invest in equivalent tenor certificates of deposits and lock in favorable margin. Still, consolidated obligation bonds remained the primary financing basis for the FHLBNY. The Bank executes interest rate swaps for a significant percentage of its fixed-rate debt and almost all its step- up and step-down debt, effectively converting the fixed-rate debt to LIBOR-indexed debt.
Fixed-rate non-callable bonds - Fixed-rate non-callable bonds, also referred to as “bullet bonds”, as a percentage of total par amount of debt outstanding at the quarter end dates in 2007 was almost unchanged, at 57.0% to 58.0% through most of 2007 and increased slightly to 60.0% at December 31, 2007, about the same ratio at December 31, 2006.
Issuances of non-callable debt are predicated partly on pricing of such debt and investor demand, and partly on the need to achieve asset/liability management goals.
Pricing of non-callable FHLBank bonds was uneven over all of the quarters in 2007. During the first six months of 2007, the Bank increased its issuance of fixed-rate non-callable bonds because of favorable execution levels and asset liability management goals. As a result, the par amount of non-callable debt outstanding grew to $38.3 billion at June 30, 2007, up from $37.3 billion at December 31, 2006. In the third quarter, long- and medium-term FHLBank bond execution prices were also affected by the credit uncertainty in the markets. Despite the triple-A quality ascribed to the consolidated obligation bonds, investor demand was relatively stronger for shorter-term debt and discount notes, and market turmoil drove investors into shorter duration investments and floating rate debt which reset periodically based on prevailing market rates, which made them an attractive choice for investors. The FHLBNY reacted by reducing issuances of long-term non-callable bonds, and the par amount of bullet bonds outstanding declined to $35.9 billion at September 30, 2007. In the third quarter of 2007, execution levels improved for bullet bonds and in some instances, the spread to 3-month LIBOR was either at or better than the pre-crises levels in the third quarter of 2007. In reaction to market conditions, but principally to satisfy the Bank’s balance sheet management goals, the issuance of bullet bonds increased in the fourth quarter and outstanding amount grew to $39.6 billion at December 31, 2007.
Fixed-rate callable bonds - With a callable bond, the Bank purchases a call option from the investor and the option allows the Bank to terminate the bond at predetermined call dates. When the Bank purchases the call option from investors it typically lowers the cost to the investor, who has traditionally been receptive to callable-bond yields offered by the FHLBNY.

Execution levels and spreads on a swapped out basis was favorable for the issuance of fixed-rate callable bonds during most of the first two quarters of 2007 and the Bank increased issuances of fixed-rate callable debt. As a result, the percentage of par amounts of fixed-rate callable debt outstanding compared to total debt outstanding grew to 29.0% s at the end of the first and second quarters of 2007, up from 27.4% at December 31, 2006. Since then, spreads to both U.S. Treasury securities and LIBOR widened further in the middle of the third quarter of 2007 and the unfavorable trend continued through the fourth quarter. Execution levels and spreads in the fourth quarter of 2007 were such that the issuance of callable debt was not as attractive as alternative funding strategies of either issuing discount notes or floating rate notes. In addition, declining rates have fueled callable bond redemptions in the fourth quarter of 2007 in association with the calls on the associated interest rate swaps. As a result, outstanding amounts of fixed-rate callable debt were allowed to decline as maturing or called bonds were not replaced by callable bonds. Total fixed-rate callable bonds outstanding, which had stood at $17.0 billion at December 31, 2006, and $18.3 billion at September 30, 2007, declined to $11.4 billion at December 31, 2007.
Callable debt and the associated interest rate swap that converts fixed-rate debt expense to LIBOR indexed funding, typically three-month LIBOR, provides funding for short-term assets. Call options on swapped bonds are typically exercised when the swap counterparty exercises its call option on the swap. Call options on unswapped bonds are generally exercised when the bond can be replaced at a lower economic cost. Thus, by issuing callable swaps with callable bonds, the Bank significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.
The Bank may also issue callable debt on an unswapped basis. Generally, the financing strategy is to match the estimated prepayment characteristics of mortgage-backed securities and mortgage loans held-for-portfolio. As estimated lives and prepayment speeds of MBS and mortgage loans change with changes in the interest rate environment, those same factors are also likely to impact the call exercise feature of callable debt. These factors tend to shorten or lengthen the effective lives of the debt with changes in the interest rate environment, thereby achieving an offset to the prepayment options of MBS and mortgage loans.
Floating-rate bonds - Floating-rate bonds have not been extensively used in prior years principally because of unfavorable pricing compared to the pricing of discount notes and callable-fixed-rate bonds with associated fixed-to-floating interest rate swaps. Issuance of floating-rate debt, indexed to LIBOR, increased in the third quarter of 2007 because of improved execution spreads and the desire to take advantage of forecasted decline in LIBOR rates. In the third quarter of 2007 and continuing through the fourth quarter, floating-rate bonds, which reset periodically with market rates, became an attractive choice for investors and dealers in the difficult market conditions. Increased investor appetite for floating-rate debt may also have been due to a “flight to quality” and an alternative investor choice in the recent market turmoil even from competing investments in highly-rated commercial paper.
Step-up bonds - The use of callable step-up bonds declined during the last two years as maturing and called step-up bonds were not replaced. Par amount of outstanding debt at December 31, 2007 was $0.8 billion, down from $3.7 billion at December 31, 2006. Redemption activity of callable step-up bonds increased in 2007 in association with the unwinding of hedges as the Bank honored calls by derivative counterparties on the associated interest rate swaps. Earlier in 2007, in a flat- to-inverted yield curve interest rate environment, step-up debt structure was relatively unattractive in the market place and market demand for step-up bonds was not strong. While the yield curve did steepen later in 2007, yields on step-up bonds remained unattractive to investors who continued to remain on the side-line for such structures. It is probable that the term structure of interest rates was still not steep enough to present attractive yields on callable, step-up bonds. Typically, as short and long-term rates diverge, step-up bonds become more popular as they offer a coupon structure that reflects the shape of the yield curve.

Consolidated obligation bonds – Maturity and coupons
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	December 31,
	2007		2006
		Weighted		Weighted
		Average		Average
Maturity	Amount	Rate [1]	Amount	Rate [1]

One year or less	$38,027,475	4.69%	$25,888,510	4.35%
Over one year through two years	11,047,950	4.78	20,458,280	4.69
Over two years through three years	6,344,300	4.85	6,007,350	4.80
Over three years through four years	2,309,100	4.99	3,275,700	4.62
Over four years through five years	2,972,845	5.14	2,077,900	5.00
Over five years through six years	728,250	5.27	529,800	4.71
Thereafter	4,626,050	5.31	3,968,100	5.29

Total par value	66,055,970	4.80%	62,205,640	4.60%

Bond premiums	38,586		23,334
Bond discounts	(28,529)		(33,300)
SFAS 133 fair value basis adjustments	259,405		(151,222)
Fair value basis adjustments on terminated hedges	385		(1,777)

Total bonds	$66,325,817		$62,042,675

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps. The weighted average coupon of bonds outstanding at December 31, 2007 and 2006, represent contractual coupons payable to investors.
Bonds issued and outstanding at December 31, 2007 and 2006 were primarily medium-term. At December 31, 2007, 74.3% of par amounts of bonds had stated final maturities within two years, compared to 74.5% at December 31, 2006. Within three years, 83.9% of the par amounts of bonds would mature, compared to 84.2% at December 31, 2006. The virtually unchanged contractual maturity distribution of bonds outstanding at December 31, 2007 and 2006 is an indication of a stable funding strategy with respect to the issuance of consolidated obligation bonds.
The Bank hedges certain fixed-rate debt under the provisions of SFAS 133 by the use of both callable and non-callable interest rate swaps as fair value hedges. Under the Bank’s present practices, when a derivative counterparty exercises its right to call a swap at predetermined exercise date, the Bank terminates the bond by exercising its right to call the callable bond. Thus, when callable bonds are hedged by callable swaps, the possibility of exercise of the call shortened the expected maturity of the bond.

Impact of hedging fixed-rate debt
The Bank hedges certain fixed-rate debt under the provisions of SFAS 133 by the use of both callable and non-callable interest rate swaps in a fair value hedge. The Bank also hedges anticipatory issuances of bonds under the provisions of “cash flow” hedging rules of SFAS 133.
Net interest accruals from SFAS 133 qualifying interest rate swaps are recorded together with interest expense of consolidated obligation bonds. Fair value changes of debt in a qualifying fair value hedge are recorded as a Net realized and unrealized gain (loss) on derivative and hedging activities in Other income (loss), and an offset is recorded as a fair value basis adjustment to the carrying amount of the debt in the balance sheet.
Net interest accruals associated with derivatives not qualifying under SFAS 133 are recorded as a Net realized and unrealized gain (loss) on derivative and hedging activities in Other income (loss).
Derivative transactions are employed to hedge consolidated bonds in the following manner to achieve the following principal objectives:
The FHLBNY:
•	Makes extensive use of the derivatives to restructure interest rates on consolidated obligation bonds, both callable and non-callable, to better match its members’ funding needs, to reduce funding costs, and to manage risk in a changing market environment.

•	Converts at the time of issuance, certain simple fixed-rate bullet and callable bonds into synthetic floating-rate bonds by the simultaneous execution of interest rate swaps that convert the cash flows of the fixed-rate bonds to conventional adjustable rate instruments tied to an index, typically 3 month LIBOR.

•	Uses derivatives to manage the risk arising from changing market prices and volatility of a fixed coupon bond by matching the cash flows of the bond to the cash flows of the derivative and making the FHLBNY indifferent to changes in market conditions. Except when issued to fund MBS and MPF loans, callable bonds are typically hedged by an offsetting derivative with a mirror-image call option with identical terms.

•	Adjusts the reported carrying value of hedged consolidated bonds for changes in their fair value (“fair value basis adjustments” or “fair value”) that are attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for consolidated obligation bonds in the statements of condition include fair value hedge basis adjustments.

•	Lowers funding cost by the issuance of a callable bond and the execution of an associated interest rate swap with mirrored call options, which results in funding at a lower cost than the FHLBNY would otherwise have achieved. The continued attractiveness of the issuance of callable bonds and the simultaneous swapping with a derivative instrument depends on the price relationships in both the bond and the derivatives markets.
The most significant elements that impacts balance sheet reporting of debt is the recording of fair value basis adjustments. Also, when callable bonds are hedged by callable swaps, the possibility of exercise of the call shortens the expected maturity of the bond. The impact of hedging debt on recorded interest expense is discussed in this MD&A under “Results of Operations”. Its impact as a risk management tool is discussed under Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Fair value basis adjustments - The reported carrying values of hedged consolidated bonds are adjusted for changes in their fair value basis adjustments that are attributable to the risk being hedged in accordance with hedge accounting rules. The Bank hedges the risk of changes in the benchmark interest rate, which the Bank has designated as LIBOR.
Of the par amounts of $66.1 billion in bonds outstanding at December 31, 2007, the Bank had hedged $34.9 billion under SFAS 133 qualifying fair value hedges, and another $1.5 billion in economic hedges that were non-qualifying under the provisions of SFAS 133 but were an acceptable strategy under the Bank’s risk management guidelines. In addition, at December 31, 2007, the Bank had $127.5 million of notional amounts of interest-rate swaps to hedge the anticipated issuance of debt and to “lock in” a spread between the earning asset and cost of funding. Such hedges were accounted for as “cash flow” hedges under the provisions of SFAS 133.
In aggregate, the hedges represented a ratio of 55.2% of the total par amounts of bonds swapped at December 31, 2007. At December 31, 2006, the notional amount of swapped out debt that qualified for hedge accounting under SFAS 133 was $40.5 billion on total debt of $62.2 billion, representing 65.1% of total par amount of consolidated obligation bonds. Declining hedge ratio is explained by declining amounts of fixed-rate callable bonds, which typically constitute the largest percentage of hedged bonds. At December 31, 2007, the par amounts of fixed-rate callable bonds totaled $11.4 billion, down from $17.0 billion at December 31, 2006.
The reported carrying value of hedged consolidated bonds is adjusted for changes in their fair value basis adjustments that are attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for consolidated obligation debt in the balance sheet included hedging fair value basis adjustments of $259.4 million, represented by net unrealized fair value basis losses at December 31, 2007. In contrast, at December 31, 2006 the fair value basis adjustments were unrealized gains of $151.2 million.
Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.
The yield curve at December 31, 2007 had shifted downward compared to December 31, 2006 for most tenors that were relevant to the Bank’s hedged debt portfolio. In a falling interest rate environment, fixed-rate debt exhibited fair value losses and the change was consistent with the observed down shift in the yield curve, especially in the short-end and the 2-3 year forward rates. The change in the fair value basis adjustment was due to significant changes in interest rates between those observed at December 31, 2007, and December 31, 2006.
Changes due to amortization of previously recorded realized gains and losses were not material. Unrealized gains associated with hedged debt were almost entirely offset by unrealized losses associated with the interest rate swaps that hedged the consolidated obligation bonds at December 31, 2007 and 2006.

Consolidated obligation bonds – maturity or next call date
Swapped, callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity. The following table summarizes the Banks ‘s consolidated bonds outstanding by years to maturity or next call date (in thousands):

	December 31,
	2007	2006
Year of Maturity or next call date
Due or callable in one year or less	$47,346,975	$40,152,210
Due or callable after one year through two years	9,924,450	14,786,280
Due or callable after two years through three years	3,551,100	1,959,650
Due or callable after three years through four years	980,100	1,608,000
Due or callable after four years through five years	910,845	928,900
Due or callable after five years through six years	435,250	284,800
Thereafter	2,907,250	2,485,800

Total par value	66,055,970	62,205,640

Bond premiums	38,586	23,334
Bond discounts	(28,529)	(33,300)
SFAS 133 fair value adjustments	259,405	(151,222)
Fair value basis adjustments on terminated hedges	385	(1,777)

Total carrying value	$66,325,817	$62,042,675

Because of the possibility of exercise on pre-determined call dates, it is probable that some 86.7% of bonds outstanding at December 31, 2007 may get called within two years. The comparable ratio was 88.4% at December 31, 2006.
Call options are owned and exercisable by the Bank and are typically either a one-time option or quarterly. The Bank’s current practice is to exercise its option to call a bond when the swap counterparty exercises its option to call the callable swap hedging the callable bond. Fixed-rate callable bonds constituted 17.3% of all bonds at December 31, 2007 and since almost all such bonds were hedged by callable interest rate swaps, the impact of the hedge under current practice was to considerably shorten the expected duration of the bonds outstanding at December 31, 2007.
At December 31, 2006, based on the possibility of the call options exercised, 64.6% of bonds outstanding were likely to be redeemed within one year, and 88.4% within two years.

Discount Notes
Consolidated obligation discount notes provide the FHLBNY with short-term funds. These notes have maturities of up to one year and are offered daily through a dealer-selling group; the notes are sold at a discount from their face amount and mature at par.
Through a sixteen-member selling group, the Office of Finance, acting on behalf of the twelve Federal Home Loan Banks, offers discount notes. In addition, the Office of Finance offers discount notes in four standard maturities in two auctions each week. The FHLBNY used discount notes to fund short-term advances, longer-term advances with short repricing intervals, convertible advances and money market investments.
The following summarizes discount notes issued and outstanding (dollars in thousands):

			Weighted
	Book	Par	Average
	Value	Value	Interest Rate

December 31, 2007	$34,791,570	$34,984,105	4.28%

December 31, 2006	$12,191,553	$12,255,625	5.10%

Issuances of discount notes were uneven in 2007 with issuances increasing rapidly beginning with the latter part of the third quarter of 2007.
The ratio of discount notes to Total assets at December 31, 2007 was 31.7%, a significant increase from 14.9% at December 31, 2006. All of the increase occurred in the third and fourth quarters of 2007.
The average balance of discount notes outstanding during the first six months of 2007 declined compared to prior year periods because of the Bank’s view that the issuance of discount notes was at unfavorable yields relative to LIBOR. In the first six months of 2007, as an alternative to discount notes, the Bank increased its use of structured bonds associated with interest rate swaps to replace declining issuances of discount notes. This was in response to investor demand for the longer-term consolidated obligation bonds, particularly fixed-rate, callable bonds.
Conditions changed dramatically in the third quarter of 2007 as the sub-prime mortgage market crises unfolded with the resulting decline in liquidity in the market place. Investor demand for FHLBank issued discount notes was almost unprecedented. Discount notes that had yielded 20 basis points below LIBOR very early in August 2007 were soon sought after by investors at yields that at times were 90 basis points below LIBOR early in September. Reacting to market conditions and very favorable discount note yields, the Bank doubled its outstanding amount of discount notes to $21.2 billion at August 31, 2007 from $10.1 billion at July 31, 2007, and to $30.1 billion at September 30, 2007. With credit market uncertainties still unresolved in the fourth quarter, investor demand for FHLBank discount notes remained strong, although the spread below LIBOR narrowed to around 50 basis points. The Bank continued to issue discount notes in these attractive market conditions and the total amount of discount notes rose to $34.8 billion at December 31, 2007.
Discount notes are mostly utilized in funding short-term advances, some long-term advances as well as held-to-maturity and money market investments. The efficiency of issuing discount notes continues to be a another factor in its use as a popular funding vehicle as discount notes can be issued any time and in a variety of amounts and maturities in contrast to other short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms. The importance of the instrument in day-to-day funding operations is best illustrated by measuring the annual cash flows generated by discount note issuance. For the twelve months ended December 31, 2007, the Bank issued $441.2 billion in discount notes. In the same period, cash flows from the issuance of consolidated obligation bonds were only $42.5 billion. Contrasting transaction volumes between bonds and discount notes provides an indication that discount notes continued to be an important source of short-term funding.

Rating actions with respect to the FHLBNY are outlined below:
Short-Term Ratings:

	Moody ’s Investors Service		S & P
Year	Outlook	Rating	Short-Term Outlook		Rating
2005	June 30, 2005 - Affirmed	P-1

2006			September 21, 2006	Short Term rating affirmed	A-1+

Long-Term Ratings:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Long-Term Outlook		Rating
2005	June 30, 2005 - Affirmed	Aaa/Stable

2006			September 21, 2006	Long Term rating upgraded	outlook stable AAA/Stable
Mandatorily Redeemable Capital Stock
The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the statements of income. Redeemable capital stock is generally accounted for under the provisions of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). Mandatorily redeemable capital stock at December 31, 2007 and 2006 represented stock held primarily by former members who were no longer members by virtue of being acquired by members of other FHLBanks. Under existing practice, such stock will be repaid when the stock is no longer required to support outstanding transactions with the FHLBNY.
The FHLBNY reclassifies the stock subject to redemption from equity to liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership.
Voluntary withdrawal from membership - No member had notified the FHLBNY at December 31, 2007 or at December 31, 2006 of their intention to voluntarily withdraw from membership. No member’s or non-member’s redemption request remained pending at December 31, 2007 or 2006.
Members acquired by non-members - The Bank reclassifies stock of members to a liability on the day the member’s charter is dissolved.

At December 31, 2007 the amount of mandatorily redeemable stock classified as a liability was $238.6 million, compared to $109.9 million at December 31, 2006. In the first six months of 2007, one member was acquired by a non-member and $6.9 million of capital was reclassified from capital to liability. In the second six months of 2007, four members were acquired by non-members and a fifth member relocated its headquarters to outside the Bank’s membership district, and $180.1 million of capital was reclassified from capital to liability. In compliance with Finance Board regulations, the Bank classified these six members as non-members.
Capital stock held by non-members will be repaid at maturity of the advances borrowed by non-members. In accordance with Finance Board regulations, non-members cannot renew their advance borrowings at maturity. Under the provisions of SFAS 150, such capital is considered mandatorily redeemable.
Under the provisions of the Bank’s Capital Plan, a notice of intent to withdraw from membership must be provided to the FHLBNY five years prior to the withdrawal date. At the end of such a five-year period, the FHLBNY will redeem the capital stock unless it is needed to meet any applicable minimum stock investment requirements. Under current practice, the FHLBNY redeems all stock in excess of that required to support outstanding advances. The practice of redeeming excess capital stock also applies to the redemption of mandatorily redeemable stock held by former members in excess of amounts required to support advances outstanding to the former members. Typically, mandatorily redeemable capital stock would remain outstanding as a liability until the stock is no longer required to support outstanding advances to the former member, which is generally at maturity of the advance.
The Bank repurchased $58.3 million of mandatorily redeemable stock in 2007, compared to repurchases of $138.9 million in 2006. As non-member advances matured in their normal course, and were not replaced under Finance Board rules, the Bank also repurchased the excess stock of the former members.
Expected redemption - Total outstanding capital stock considered as mandatorily redeemable at December 31, 2007 was $238.6 million. If present practice of redeeming excess stock continues, the Bank expects $127.0 million to be redeemed in 2008 and another $94.6 million between 2009 and 2011 in step with the expected maturities of advances outstanding to non-members. Prepayment of the advances may accelerate the redemption. Should the Bank modify its present practice of redeeming excess stock and exercise its rights under the Capital Plan, the redemption of non-member stock may take up to five years from the date the member became a non-member. See Notes 1 and 14 to the Bank’s audited financial statements for additional discussions about redemption rights of members and non-members.
Interest expense associated with mandatorily redeemable capital stock was accrued at an estimated dividend rates payable to all capital stock holders in 2007. Accrued but unpaid interest associated with mandatorily redeemable capital stock at December 31, 2007 and 2006 were reported as a liability.
Total interest expense accrued and paid to non-member stockholders and recorded as interest expense was $11.7 million in 2007, compared to $3.1 million and $2.7 million in 2006 and 2005.

Capital Resources
The FHLBanks, including FHLBNY, have a unique cooperative structure. To access FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in FHLBNY. The member’s stock requirement is based on the amount of mortgage-related assets on the member’s balance sheet and its use of FHLBNY advances, as prescribed by the FHLBank Act, which reflects the value of having ready access to FHLBNY as a reliable source of low-cost funds. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. The shares are not publicly traded.
At December 31, 2007, total capital stock $100 par value, putable and issued and held by members aggregated 43,680,000 shares, up significantly from 35,463,000 shares at December 31, 2006. Members are required to purchase FHLBNY stock in proportion to the volume of advances borrowed. Increase in capital stock is in line with the very significant increase in advances borrowed by members.
Capital Structure
The Finance Board established risk-based and leverage capital requirements for the 12 FHLBanks, including the FHLBNY. The rules also described the different classes of stock that the FHLBNY may issue, along with the rights and preferences that are associated with each class of stock. The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) allows for the FHLBNY to have two classes of stock, each class may have sub-classes. Class A stock is conditionally redeemable on six months written notice from the member and Class B stock is conditionally redeemable on five years written notice from the member. Under the GLB Act, membership is voluntary for all members. Members that withdraw from the FHLBNY may not reapply for membership of any FHLBank for five years from the date of withdrawal. Membership without interruption between two FHLBanks is not considered to be a termination of membership for this purpose.
The FHLBNY’s capital stock consists of membership stock and activity-based stock. From time to time, the FHLBNY may issue or repurchase capital stock with new members, current members, or under certain circumstances with former members or their successors as necessary to allow the FHLBNY to satisfy the minimum capital requirements established by the GLB Act. The Class B capital stock issued or repurchased may be membership stock, activity-based stock, or both.
Each member is required to maintain a certain minimum investment in capital stock of the FHLBNY. The minimum investment will be determined by a membership requirement and an activity-based requirement. Each member is required to maintain a certain minimum investment in membership stock for as long as the institution remains a member of the FHLBNY. Typically, membership stock is based upon the amount of the member’s residential mortgage loans and its other mortgage-related assets. Under current policy, membership stock is 0.20% of the member’s mortgage-related assets as of the previous calendar year-end. In addition, each member is required to purchase activity-based stock in proportion to the volume of certain transactions between the member and the FHLBNY. Activity-based stock is equal to the sum of a specified percentage between 4.0% and 5.0% multiplied by the outstanding principal balance of advances and the outstanding principal balance of MPF loans. Under the current regulations, effective December 1, 2005, the specified percentages is 4.5% for both advances and MPF loans, with the proviso that the specific requirements for MPF loans are effective for transactions entered into after December 1, 2005, the date when the existing Capital Plan went into effect.
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

The Finance Board has confirmed that the SFAS 150 accounting treatment for mandatorily redeemable shares of its capital stock will not affect the definition of total capital for purposes of determining the FHLBank’s compliance with Finance Board regulatory capital requirements, calculating its mortgage securities investment authority (300 percent of total capital), calculating its unsecured credit exposure to other Government Sponsored Enterprise (100 percent of total capital), or calculating its unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).
Capital Standards
The GLB Act specifies that the FHLBanks must meet certain minimum capital standards, including the maintenance of a minimum level of permanent capital sufficient to cover the credit, market, and operations risks to which the FHLBanks are subject. The FHLBNY must maintain: (1) a total capital ratio of at least 4.0%; (2) a leverage capital ratio of at least 5.0%; and (3) permanent capital in an amount equal to or greater than the “risk-based capital requirement” specified in the Finance Board’s regulations. The capital requirements are described in greater detail below.
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
The leverage ratio is the weighted ratio of total capital to total assets. For purposes of determining this weighted average ratio, total capital is computed by multiplying the FHLBNY’s permanent capital by 1.5 and adding to this product all other components of total capital. Finance Board regulations require that the FHLBNY maintain a minimum leverage ratio of 5.0%.
Retained Earnings and Dividend
Stockholders’ Capital - Stockholders’ Capital comprised of capital stock, retained earnings and accumulated other comprehensive income, and increased by $846.2 million to $4.8 billion at December 31, 2007, up from $3.9 billion at December 31, 2006.
Capital stock- Capital stock, par value $100, was $4.4 billion at December 31, 2007, up from $3.5 billion at December 31, 2006. The increase in capital stock was consistent with increases in advances borrowed by members which increased to an $80.6 billion par amount at December 31, 2007 up from $58.9 billion at December 31, 2006. Since members are required to purchase stock as a percentage of advances borrowed from the FHLBNY, growth in advances will typically result in growth in capital stock. Also, under our present practice, stock in excess of the amount necessary to support advance activity is redeemed daily by the FHLBNY. Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings under the provisions requiring members to purchase stock to support borrowings and its practice of redeeming excess capital stock.
Retained earnings - The FHLBNY has been building its retained earnings to further strengthen its financial condition. Retained earnings at the FHLBNY grew to $418.3 million at December 31, 2007, up from $368.7 million at December 31, 2006. Retained earnings were after dividend payments of $273.5 million in 2007, up from $207.9 million in 2006.

Accumulated other comprehensive income - The amounts making up Accumulated other comprehensive income (loss) was a net loss of $35.7 million at December 31, 2007 and comprised of – (1)Net unrealized losses of $30.2 million from cash flow hedges, principally from hedges of anticipated issuance of debt, compared to unrealized losses of $4.8 million at December 31, 2006. Recorded unrealized losses will be offset by favorable changes in the coupon rates of anticipated debt issuance. (2) Liabilities of $5.1 million representing actuarially determined minimum additional liabilities due on the Bank’s supplemental pension plans. The comparable amount at December 31, 2006 was a liability of $5.8 million, primarily from the initial adoption of SFAS 158 “Employees’ Accounting for Defined Benefit Pension and other Postretirement Plans.” (3) Net unrealized losses of $0.4 million related to two grantor trusts classified as available-for-sale.
Dividend - As a cooperative, the FHLBNY seeks to maintain a balance between its public policy mission of providing low-cost funds to its members and to providing its members with adequate returns on their capital invested in FHLBNY stock. The FHLBNY also has to balance its mission with a goal to strengthen its financial position through an increase in the level of retained earnings. The FHLBNY’s dividend policy takes these factors into consideration — the need to enhance retained earnings while reasonably compensating members for the use of their capital and to provide low-cost advances. By Finance Board regulation, dividends may be paid out of current earnings or previously retained earnings. The FHLBNY may be restricted from paying dividends if it is not in compliance with any of its minimum capital requirements or if payment would cause the FHLBNY to fail to meet any of its minimum capital requirements. In addition, the FHLBNY may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or, under certain circumstances, if the FHLBNY fails to satisfy certain liquidity requirements under applicable Finance Board regulations. None of these restrictions applied to the FHLBNY for any period presented in this Form 10-K.
Dividends are computed based on the weighted average stock outstanding during the quarter and are declared and paid in the month following the end of the quarter. During the year ended December 31, 2007, four dividends were paid for a total of $7.51 per share, or 87.6% of net earnings per share, compared to $5.59 per share, or 73.3% of net earnings per share in 2006, and $4.50 per share, or 70.8% of net earnings per share in 2005.
A dividend at an annualized rate of 8.40% was paid on January 31, 2008 for the quarter ended December 31, 2007.
Derivative Instruments
Interest rate swaps, swaptions, and cap and floor agreements (collectively, derivatives) enable the FHLBNY to manage its exposure to changes in interest rates by adjusting the effective maturity, repricing frequency, or option characteristics of financial instruments. The FHLBNY, to a limited extent, also uses interest rate swaps to hedge changes in interest rates prior to debt issuance and essentially lock in the FHLBNY’s funding cost.
Section 956.6(a) of the Finance Board regulations prohibits the speculative use of derivatives. The FHLBNY does not take speculative positions with derivatives or any other financial instruments, or trade derivatives for short-term profits. The FHLBNY does not have any special purpose entities or any other types of off-balance sheet conduits.

The notional amounts of derivatives are not recorded as assets or liabilities in the Statements of Condition rather, the fair values of all derivatives are recorded as either derivative asset or derivative liability. Although notional principal is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since the notional amount does not change hands (other than in the case of currency swaps, of which the FHLBNY has none).
All derivatives are recorded on the Statements of condition at their estimated fair value and designated as either fair value or cash flow hedges for SFAS 133-qualifying hedges, or as non-SFAS 133-qualifying hedges (economic hedges or customer intermediations). In an economic hedge, the Bank retains or executes derivative contracts, which are economically effective in reducing risk, either because: a SFAS 133 qualifying hedge was not available, the hedge was not able to demonstrate that it would be effective on an ongoing basis as a qualifying hedge, or the cost of a qualifying hedge was not economical. Interest income and interest expense from interest rate swaps used for hedging are reported together with interest on the instrument being hedged. Any changes in the fair value of a derivative are recorded in current period earnings or in Accumulated other comprehensive income (loss), depending on the hedge designation.
The FHLBNY uses derivatives in three ways: (1) as fair value or cash flow hedges of an underlying financial instrument or as a cash flow hedge of a forecasted transaction; (2) as intermediation hedges to offset derivative positions (e.g., caps) sold to members; and (3) as economic hedges, defined as a non-qualifying hedge of an asset or liability and used as an asset/liability management tool. The FHLBNY uses derivatives to adjust the interest rate sensitivity of consolidated obligations and advances to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities. In addition, the FHLBNY uses derivatives to: offset embedded options in assets and liabilities to hedge the market value of existing assets, liabilities, and anticipated transactions; or to reduce funding costs.

The following table summarizes the principal derivatives hedging strategies as of December 31, 2007:

			Notional Amount
Derivatives Terms	Hedging Strategy	Accounting Designation	(in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Fair Value Hedge	$46,953
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Fair Value Hedge	$1,158
Receive fixed, pay floating interest rate swap (non- callable)	To convert the fixed rate consolidated obligation debt to a LIBOR floating rate	Fair Value Hedge	$27,351
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation debt.	Cash flow hedge	$128
Receive fixed, pay floating interest rate swap with an optional to call	To convert the fixed rate consolidated obligation debt to a LIBOR floating rate; swap is callable on the same day as the consolidated obligation debt.	Fair Value Hedge	$9,000
Intermediary positions Interest rate swaps Interest rate caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties.	Economic Hedge	$70
The following table summarizes the principal derivatives hedging strategies as of December 31, 2006:

			Notional Amount
Derivatives Terms	Hedging Strategy	Accounting Designation	(in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Fair Value Hedge	$35,615
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Fair Value Hedge	$1,238
Receive fixed, pay floating interest rate swap (non- callable)	To convert the fixed rate consolidated obligation debt to a LIBOR floating rate	Fair Value Hedge	$23,638
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation debt.	Cash flow hedge	—
Receive fixed, pay floating interest rate swap with an optional to call	To convert the fixed rate consolidated obligation debt to a LIBOR floating rate; swap is callable on the same day as the consolidated obligation debt.	Fair Value Hedge	$17,047
Intermediary positions Interest rate swaps Interest rate caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties.	Economic Hedge	$50
The accounting designation “economic” hedges represented derivative transactions under hedge strategies that do not qualify for hedge accounting under the provisions of SFAS 133 but are an approved risk management hedge.

Derivatives by products and hedge types
The following tables provide summarized derivatives data by SFAS 133 classifications at December 31, 2007 and 2006 (in millions):
December 31, 2007

	Short-Cut [1]		Long-Haul [1]		Total
	Notional	Fair Values	Notional	Fair Values	Notional	Fair Values
Derivative Hedging by Product Type:
Advances	$41,364	$(1,314)	$5,589	$(181)	$46,953	$(1,495)
Consolidated bonds-SFAS 133 qualifying	15,212	52	19,729	200	34,941	252
Consolidated bonds- Economic hedges			1,538	5	1,538	5
Mortgage commitments*	—	—	1	—	1	—
Caps and floors	—	—	1,158	—	1,158	—
Others — intermediation	—	—	70	—	70	—

Total	$56,576	$(1,262)	$28,085	$24	$84,661	$(1,238)

SFAS 133 Hedge Classification:
Fair value hedges	$56,576	$(1,262)	$25,190	$19	$81,766	$(1,243)
Cash flow hedges	—	—	128	—	128	—
Intermediation **	—	—	70	—	70	—
Economic hedges **	—	—	2,697	5	2,697	$5

Total	$56,576	$(1,262)	$28,085	$24	$84,661	$(1,238)

December 31, 2006

	Short-Cut [1]		Long-Haul [1]		Total
	Notional	Fair Values	Notional	Fair Values	Notional	Fair Values
Derivative Hedging by Product Type:
Advances	$30,703	$(29)	$4,912	$5	$35,615	$(24)
Consolidated bonds-SFAS 133 qualifying	13,116	(65)	27,394	(95)	40,510	(160)
Consolidated bonds-Economic hedges			175		175	—
Mortgage commitments*	—	—	9	—	9	—
Caps and floors	—	—	1,238	—	1,238	—
Others — intermediation	—	—	50	—	50	—

Total	$43,819	$(94)	$33,778	$(90)	$77,597	$(184)

SFAS 133 Hedge Classification:
Fair value hedges	$43,819	$(94)	$32,306	$(90)	$76,125	$(184)
Cash flow hedges	—	—	—	—	—	—
Intermediation **	—	—	50	—	50	—
Economic hedges **	—	—	1,422	—	1,422	—

Total	$43,819	$(94)	$33,778	$(90)	$77,597	$(184)

*	Fair values are not significant; mortgage commitments were no longer hedged commencing 4th quarter 2005.
Note 1:
Short-cut - Highly effective hedging relationships that use interest rate swaps as the hedging instrument to hedge a recognized asset or liability and that meet criteria under paragraph 68 of SFAS 133 to qualify for an assumption of no ineffectiveness. The short-cut method allows the FHLBNY to assume that the change in fair value of the hedged item attributable to interest rates equals the change in fair value of the derivative during the life of the hedge.
Long-haul - For a hedging relationship that does not qualify for the short-cut method, the FHLBNY measures hedge effectiveness by assessing and recording the change in fair value of the hedged item attributable to the risk being hedged separately from the change in fair value of the derivative.

**	Intermediation and economic hedges represented derivative transactions that did not qualify for hedge accounting treatment under SFAS 133, and were included under the caption “Long-Haul” for display purposes only.

Derivative Financial Instruments by Product
The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment. The categories of “Fair value,” “Commitment,” and “Cash flow” hedges represented derivative transactions accounted for as hedges. The category of “Economic” hedges represented derivative transactions under hedge strategies that did not qualify for hedge accounting treatment under SFAS 133 but were an approved risk management strategy.
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the statements of condition (in thousands):

	December 31,
	2007		2006
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Advances-fair value hedges	$46,953,298	$(1,495,055)	$35,615,115	$(23,889)
Advances (Caps)-economic hedges	1,157,694	2	1,237,694	—
Consolidated obligations-fair value hedges	34,813,015	251,628	40,510,105	(159,919)
Consolidated obligations-economic hedges	1,538,100	5,454	175,000	(253)
MPF loan-commitments	1,351	5	9,497	(35)
Cash Flow-anticipated transactions	127,500	(177)	—	—
Intermediary positions-economic hedges	70,000	22	50,000	3

Total notional and fair value	$84,660,958	$(1,238,121)	$77,597,411	$(184,093)

Total derivatives, excluding accrued interest		$(1,238,121)		$(184,093)
Accrued interest		238,657		301,253

Net derivative balance		$(999,464)		$117,160

Net derivative asset balance		$70,278		$224,775
Net derivative liability balance		(1,069,742)		(107,615)

Net derivative balance		$(999,464)		$117,160

Derivative Gains and Losses Reclassified from Accumulated other comprehensive income (loss) to Earnings
The following table summarizes changes in derivative gains and losses and reclassifications to earnings for the periods reported and as recorded in accumulated other comprehensive income (loss) (in thousands):

	Years ended December 31,
	2007	2006	2005
Accumulated other comprehensive income/(loss) from cash flow hedges
Beginning of period	$(4,763)	$5,352	$898
Net hedging transactions	(26,114)	(7,897)	6,054
Reclassified into earnings	662	(2,218)	(1,600)

End of period	$(30,215)	$(4,763)	$5,352

Earnings Impact of Hedging Activities
The following table summarizes the impact of hedging activities on earnings for each of the three years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Positions	Total

Amortization/accretion of hedging activities reported in net interest income	$(1,322)	$(159)	$854	$—	$—	$(627)

Net realized and unrealized gains (losses) on derivatives and hedging activities	$7,968	$—	$(2,049)	$—	$—	$5,919
Gains (losses)- Economic hedges	1,021	(171)	11,517	43	27	12,437

Reported in Other Income	$8,989	$(171)	$9,468	$43	$27	$18,356

Total	$7,667	$(330)	$10,322	$43	$27	$17,729

	2006
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Positions	Total

Amortization/accretion of hedging activities reported in net interest income	$(2,489)	$142	$8,380	$—	$—	$6,033

Net realized and unrealized gains (losses) on derivatives and hedging activities	$3,505	$—	$(355)	$—	$—	$3,150
Gains (losses)- Economic hedges	5,761	22	740	—	3	6,526

Reported in Other Income	$9,266	$22	$385	$—	$3	$9,676

Total	$6,777	$164	$8,765	$—	$3	$15,709

	2005
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Positions	Total

Amortization/accretion of hedging activities reported in net interest income	$(460)	$154	$6,706	$—	$—	$6,400

Net realized and unrealized gains (losses) on derivatives and hedging activities	$(405)	$—	$(260)	$—	$—	$(665)
Gains (losses)- Economic hedges	(8,235)	(582)	19	—	(3)	(8,801)

Reported in Other Income	$(8,640)	$(582)	$(241)	$—	$(3)	$(9,466)

Total	$(9,100)	$(428)	$6,465	$—	$(3)	$(3,066)

Derivative Credit Risk Exposure
In addition to market risk, the FHLBNY is subject to credit risk in derivatives transactions because of the potential for non-performance by the counterparties, which could result in the FHLBNY having to acquire replacement derivative from a different counterparty at a cost. The FHLBNY also is subject to operational risks in the execution and servicing of derivative transactions.
The degree of counterparty credit risk may depend, among other factors, on the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk. Twenty-one counterparties (eighteen non-members and three members) represented 100% of the total notional amount of the FHLBNY’s outstanding derivative transactions at December 31, 2007, unchanged from December 31, 2006.
Risk measurement - Although notional amount is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since derivative counterparties do not exchange the notional amount (except in the case of foreign currency swaps of which the FHLBNY has none). Counterparties use the notional amounts of derivative instruments to calculate contractual cash flows to be exchanged. The fair value of a derivative in a gain position is a more meaningful measure of the FHLBNY’s current market exposure on derivatives. The FHLBNY estimates exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a gain position. All derivative contracts with non-members are also subject to master netting agreements or other right of offset arrangements.
Exposure - At December 31, 2007, the FHLBNY’s maximum credit risk, as defined above, was approximately $70.3 million without recognition of collateral held by the FHLBNY, down from $224.8 million at December 31, 2006. In determining maximum credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY mitigates its exposure by requiring derivative counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. Derivative counterparties had pledged $41.3 million in cash to the FHLBNY at December 31, 2007. At December 31, 2006, the comparable cash held by the FHLBNY was $124.0 million.
Derivative counterparty ratings - The Bank’s credit exposure at December 31, 2007, in a gain position, were to seventeen counterparties of which 14 were to counterparties with a double-A credit rating and 3 were with single-A rated counterparties as assigned by a Nationally Recognized Statistical Rating Organization. The exposure to the three single-A counterparties was insignificant at year-end. Three other counterparties were member institutions on whose behalf the FHLBNY had acted as an intermediary. The notional amount of derivatives that was sold to members and outstanding at December 31, 2007 and 2006 was $35.0 million and $25.0 million. Acting as an intermediary, the Bank had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties.
Risk mitigation - The FHLBNY mitigates derivative counterparty credit risk by contracting only with experienced counterparties with investment-grade credit ratings. Annually, the FHLBNY’s management and Board of Directors review and approve all non-member derivative counterparties. Management monitors counterparties on an ongoing basis for significant business events, including ratings actions taken by nationally recognized statistical rating organizations. All approved derivatives counterparties must enter into a master International Swaps and Derivatives Association (“ISDA”) agreements with the FHLBNY and, in addition, execute the Credit Support Annex to the ISDA agreement that provides for collateral support at predetermined thresholds. These annexes contain enforceable provisions for requiring collateral on certain derivative contracts that are in a gain position. The annexes also define the maximum net unsecured credit exposure amounts that may exist before collateral delivery is required. Typically, the maximum amount is based upon an analysis of each individual counterparty.

The FHLBNY also manages counterparty credit risk through credit analysis, collateral management and other credit enhancements, such as guarantees, and by following the requirements set forth in the Finance Board’s regulations.
As a result of these risk mitigation initiatives, the management of the FHLBNY does not anticipate any credit losses on its derivatives. The FHLBNY has never experienced a credit loss on a derivative transaction due to a credit default by counterparty.
Derivatives Counterparty Credit Ratings
The following table summarizes the FHLBNY’s credit exposure by counterparty credit rating (in thousands, except number of counterparties).

	December 31, 2007
			Total Net
	Number of	Notional	Exposure at	Net Exposure
Credit Rating	Counterparties	Balance	Fair Value	after Collateral

AAA	1	$2,301,444	$—	$—
AA	14	63,076,269	69,520	28,220
A	3	19,246,894	—	—
Members	3	35,000	753	—
Delivery Commitments	—	1,351	5	—

Total	21	$84,660,958	$70,278	$28,220

	December 31, 2006
			Total Net
	Number of	Notional	Exposure at	Net Exposure
Credit Rating	Counterparties	Balance	Fair Value	after Collateral

AAA	1	$2,874,229	$—	$—
AA	14	57,905,862	215,744	91,744
A	3	16,782,823	9,031	9,031
Members	3	25,000	—	—
Delivery Commitments	—	9,497	—	—

Total	21	$77,597,411	$224,775	$100,775

Accounting for Derivatives - Hedge Effectiveness
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
Effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item relating to the risk being hedged. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an ongoing basis. Any ineffective portions are to be recognized in earnings immediately, regardless of the type of hedge. An assessment of effectiveness is required whenever financial statements or earnings are reported, and at least once every three months. FHLBNY assesses hedge effectiveness in the following manner:
•	Inception prospective assessment. Upon designation of the hedging relationship and on an ongoing basis, FHLBNY is required to demonstrate that it expects the hedging relationships to be highly effective. This is a forward-looking relationship consideration. The prospective assessment at designation uses sensitivity analysis employing an option adjusted valuation model to generate changes in market value of the hedged item and the swap. These projected market values are then analyzed over multiple instantaneous, parallel rate shocks. The hedge is expected to be highly effective if the change in fair value of the swap divided by the change in the fair value of the hedged item is within the 80% -125% dollar value offset boundaries.

•	Ongoing prospective assessment. For purposes of assessing effectiveness on an ongoing basis, the Bank will utilize the regression results from its retrospective assessment as a means for demonstrating that it expects all “long-haul” hedge relationships to be highly effective in future periods (i.e., it will use the regression for both its ongoing prospective and retrospective assessment).

•	Retrospective assessment. At least quarterly, FHLBNY will be required to determine whether the hedging relationship was highly effective in offsetting changes in fair value or cash flows through the date of the periodic assessment. This is an evaluation of the past experience.
FHLBNY uses a statistical method commonly referred to as regression analysis to analyze how a single dependent variable is affected by the changes in one (or more) independent variables. If the two variables are highly correlated, then movements of one variable can be reasonably expected to trigger similar movements in the other variable. Thus, regression analysis serves as a better methodology for measuring the strength of empirical relationships and assessing the probability of hedge effectiveness. The FHLBNY tests the effectiveness of the hedges by regressing the changes in the net present value of future cash flows (“NPV”) of the derivative against changes in the net present value of the hedged transaction, typically an advance or a consolidated obligation.
The regression model being used is:
ΔVh = a + bΔVH
where ΔVh is the change in the net present value of the hedging item, ΔVH is the change in the net present value of the hedged transaction, a is the ‘intercept’ of the regression and b is the ‘slope’ of the regression. The coefficient b should have a value very close to –1 if the hedging transaction is effective. At the same time, a should be very close to zero.

To determine whether a hedging transaction is effective requires checking whether, overall, the postulated linear model ‘fits’ the data well and whether the estimates of the parameters a and b come close enough to their hypothesized values that we can feel confident that it would be wrong to reject those hypothesized values.
The standard measure of overall fit is the so-called ‘coefficient of determination’ (also nicknamed ‘R-squared’ because it is equal to the square of the coefficient of linear correlation). R-squared can be as low as 0 and as high as 1.0. An R-squared equal to 0 means that the changes in the dependent variable are totally unrelated to the changes in the independent variable. An R-squared of 1.0 implies perfect correlation. In this case, the assumed model explains the data perfectly. The changes in the independent variable ‘map’ onto the changes in the dependent variable exactly as ‘predicted’ by the model. This is a situation rarely observed in real-life situations. In practical situations, an R-squared equal to or in excess of .80 indicates a very good fit of the model. Accordingly, FHLBNY has determined that to consider the hedge relationship to be highly effective, the R-squared of the regression would have to be at least equal to .80.
An assumed model can be accepted only if the main hypotheses on which it rests cannot be rejected. In the context of regression analysis, hypothesis testing is a procedure that seeks to determine whether the estimated values of the parameters of the model (a and b) are close enough to their hypothesized values (zero for a and –1 for b) that it would be unreasonable to reject those hypotheses. The Bank employs the most commonly used test statistic called the F-test statistic, the Fisher probability distribution function. This standard F-Test incorporates all the variance of errors of the regression line. The FHLBNY has determined that to consider the hedge relationship to be highly effective, the F-Test statistic associated with regression errors must fall within a specified the interval.
An equivalent approach to hypothesis testing consists of defining an ‘acceptance region’ around the hypothesized value of the parameter(s) being estimated. If the estimated value of the parameter falls within the acceptance region, the hypothesis is not rejected. If it falls outside of the acceptance region, the hypothesis is rejected. FHLBNY has determined that to consider the hedge relationship to be highly effective, the estimate of the slope of the regression (b) must fall within an acceptance region ranging from –1.25 to -.80.
Discontinuation of hedge accounting
If a derivative no longer qualifies as a fair value or a cash flow hedge, the FHLBNY discontinues hedge accounting prospectively and reports the derivative in the Statement of Condition at its fair value and records fair value gains and losses in earnings until the derivative matures. If the FHLBNY was to discontinue a cash flow hedge, previously deferred gains and losses in Accumulated other comprehensive income (loss) would be recognized in current earnings at the time the hedged transaction affects earnings. For discontinued fair value hedges, the FHLBNY no longer adjusts the carrying value (basis) of the hedged item, typically an advance or a bond, for changes in their fair values. The FHLBNY then amortizes previous fair value adjustments to the basis of the hedged item over the life of the hedged item (for callable as well as non-callable previously hedged advances and bonds). The basis and the amortization of such items were not significant for all periods since adoption of SFAS 133.
Embedded derivatives
Before a trade is executed, the FHLBNY’s procedures require the identification and evaluation of embedded derivatives, if any, as described under paragraph 12 of SFAS 133. This evaluation will consider if the economic characteristics and the risks of the embedded derivative instrument are not clearly and closely related to the economic characteristic and risks of the host contract. At December 31, 2007, 2006 and 2005, the FHLBNY had no embedded derivatives that were required to be separated from the “host” contract because their economic or risk characteristics were not clearly and closely related to the economic characteristics and risks of the host contract.

Aggregation of similar items
The FHLBNY does not aggregate similar items for “macro hedging.” All hedge items and derivatives are hedged as separately identifiable instruments.
Measurement of hedge ineffectiveness
The FHLBNY calculates the fair values of its derivatives and associated hedged items using discounted cash flows and other adjustments to incorporate volatilities of future interest rates and options, if embedded, in the derivative or the hedged item. For each financial statement reporting period, the FHLBNY measures the changes in the fair values of all derivatives, and changes in fair value of the hedged items attributable to the risk being hedged unless the FHLBNY has assumed no ineffectiveness (referred to as the “short-cut method”) and reports changes through current earnings. For hedged items eligible for the “short-cut” method, the FHLBNY treats the change in fair value of the derivative as equal to the change in the fair value of the hedged item attributable to the change in the benchmark interest rate. To the extent the change in the fair value of the derivative is not equal to the change in the fair value of the hedged item, the resulting difference represents hedge ineffectiveness, and is reported through current earnings.
Liquidity
The FHLBNY’s primary source of liquidity is the issuance of consolidated obligation bonds and discount notes. To refinance maturing consolidated obligations, the Bank relies on the willingness of the investors to purchase new issuances. The FHLBNY has access to the discount note market and the efficiency of issuing discount notes is an important factor as a source of liquidity since discount notes can be issued any time and in a variety of amounts and maturities. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. In addition, the Secretary of the Treasury is authorized to purchase up to $4.0 billion of consolidated obligations from the FHLBanks. The FHLBNY’s liquidity position remains in compliance with all regulatory requirements and it does not foresee any changes to that position.
Finance Board Regulations - Liquidity
Beginning December 1, 2005, with the implementation of the new Capital Plan, the Financial Management Policy rules of the Finance Board with respect to liquidity were superseded by regulatory requirements that are specified in Parts 917 and 965 of Finance Board regulations and are summarized below.
Each FHLBank shall at all times have at least an amount of liquidity equal to the current deposits received from its members that may be invested in:
•	Obligations of the United States;

•	Deposits in banks or trust companies; or

•	Advances with a maturity not to exceed five years.
In addition, each FHLBank shall provide for contingency liquidity which is defined as the sources of cash an FHLBank may use to meet its operational requirements when its access to the capital markets is impeded. The FHLBNY met its contingency liquidity requirements and liquidity in excess of requirements is summarized in the table titled Contingency Liquidity.

Violations of the liquidity requirements would invoke non-compliance penalties under discretionary powers given to the Finance Board under applicable regulations, which would include corrective actions.
Liquidity Management
The FHLBNY actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member demand, and the maturity profile of the FHLBNY’s assets and liabilities. The FHLBNY recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the FHLBNY is required to maintain certain liquidity measures in accordance with the FHLBank Act and policies developed by the FHLBNY management and approved by the FHLBNY’s Board of Directors. The specific liquidity requirements applicable to the FHLBNY are described in the next four sections:
Deposit Liquidity. The FHLBNY is required to invest an aggregate amount at least equal to the amount of current deposits received from the FHLBNY’s members in: (1) obligations of the U.S. government; (2) deposits in banks or trust companies; or (3) advances to members with maturities not exceeding five years. In addition to accepting deposits from its members, the FHLBNY may accept deposits from any other FHLBank or from any other governmental instrumentality.
Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below during each quarter in 2007 and 2006 (in millions). The FHLBNY met its requirements at all times.

	Average Deposit	Average Actual
For the quarters ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2007	$1,776	$48,254	$46,478
September 30, 2007	2,686	38,277	35,591
June 30, 2007	2,726	35,853	33,127
March 31, 2007	1,796	37,559	35,763
December 31, 2006	1,944	42,386	40,442
September 30, 2006	1,745	48,347	46,602
June 30, 2006	1,976	45,797	43,821
March 31, 2006	1,378	45,001	43,623
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

Operational liquidity is measured daily. The FHLBNY met its requirements at all times. The following table summarizes excess operational liquidity by each quarter in 2007 and 2006 (in millions):

	Average Balance Sheet	Average Actual
For the quarters ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2007	$4,830	$19,522	$14,692
September 30, 2007	2,290	16,716	14,426
June 30, 2007	2,186	15,653	13,467
March 31, 2007	3,482	16,033	12,551
December 31, 2006	5,852	16,970	11,118
September 30, 2006	5,506	17,763	12,257
June 30, 2006	4,388	16,444	12,056
March 31, 2006	4,252	17,007	12,755
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
Contingency liquidity is reported daily. The FHLBNY met its requirements at all times. The following table summarizes excess contingency liquidity by each quarter in 2007 and 2006 (in millions):

	Average Five Day	Average Actual
For the quarters ended	Requirement	Contingency Liquidity	Excess
December 31, 2007	$2,966	$17,914	$14,948
September 30, 2007	1,530	15,643	14,113
June 30, 2007	1,115	14,460	13,345
March 31, 2007	1,476	14,509	13,033
December 31, 2006	2,130	14,852	12,722
September 30, 2006	3,934	15,755	11,821
June 30, 2006	2,490	14,428	11,938
March 31, 2006	3,114	14,797	11,683
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
Other Liquidity Contingencies. As discussed more fully under the section Debt Financing - Consolidated Obligations, the FHLBNY is primarily liable consolidated obligations issued on its behalf. The FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the following rules apply: the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock of any member or non-member stockholder until the Finance Board approves the FHLBNY’s consolidated obligation payment plan or other remedy and until the FHLBNY pays all the interest or principal currently due on all its consolidated obligations. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.

The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,189.7 billion and $951.9 billion at December 31, 2007 and 2006. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.
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
Leverage Limits and Unpledged Asset Requirements
The FHLBNY met the Finance Board’s requirement that unpledged assets, as defined under regulations, exceed the total of consolidated obligations as follows (in thousands):

	December 31,
	2007	2006
Consolidated Obligations:
Bonds	$66,325,817	$62,042,675
Discount Notes	34,791,570	12,191,553

Total consolidated obligations	101,117,387	74,234,228

Unpledged assets
Cash	7,909	38,850
Less: Member pass-through reserves at the FRB	(19,584)	(43,265)
Secured Advances	82,089,667	59,012,394
Investments	25,375,628	20,503,175
Mortgage Loans	1,491,628	1,483,419
Other loans*	—	112
Accrued interest receivable on advances and investments	562,323	406,123
Less: Pledged Assets	(396,400)	—

	109,111,171	81,400,808

Excess unpledged assets	$7,993,784	$7,166,580

*	Excludes $55 million overnight loan to another FHLBank.
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

	December 31, 2007		December 31, 2006
	Actual	Limits	Actual	Limits

Mortgage securities investment authority [1]	198%	300%	254%	300%

[1]	The measurement date is on a one-month “look-back” basis.

Results of Operations
The following section provides a comparative discussion of the Federal Home Loan Bank’s results of operations for the three-year period ended December 31, 2007. For a discussion of the Critical accounting estimates used by the FHLBNY that affect the results of operations, see section captioned Critical Accounting Policies and Estimates in this MD&A.
Net Income
2007 compared with 2006
The FHLBNY manages its operations as a single business segment. Advances to members are the primary focus of the FHLBNY’s operations, and is the principal factor that impacts its operating results. Interest income from advances is the principal source of revenue. The primary expenses are interest paid on consolidated obligations debt, operating expenses, principally administrative and overhead expenses, and “assessments” on net income. The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax. It is required to make payments to REFCORP and set aside funds from its income towards an Affordable Housing Program (“AHP”), together referred to as assessments. Other significant factors affecting the Bank’s net income include the volume and timing of investments in mortgage-backed securities, debt repurchase and associated losses, and earnings from shareholders’ capital.
The FHLBNY reported record 2007 net income of $323.1 million, or $8.57 per share, compared with net income of $285.2 million, or $7.63 per share, for 2006. Net income was after the deduction of AHP and REFCORP assessments, which are a fixed percentage of the FHLBNY’s pre-assessment income. The increase in net income was attributed to increase in net interest income.
The return on average equity, which is net income plus average retained earnings and Accumulated other comprehensive income (loss) divided by average capital stock was 7.85% in 2007, compared with 7.04% in 2006. The Bank’s record performance in 2007 was positively impacted by the extraordinary increase in advances borrowed by its membership and favorable execution spreads for the issuances of FHLBank shorter-term bonds and discount notes.
In 2007, four dividends were paid for a total of $7.51 per share (par value $100), or 87.6% of net earnings per share, compared to $5.59 per share, or 73.3% of net earnings per share in 2006.
2006 compared with 2005
Net Income in 2006 increased by $55.0 million to $285.2 million, up from $230.2 million in 2005. Net earnings per share of capital in 2006 was $7.63, up from $6.36 in 2005. Return on average stockholders’ equity, which is capital stock and retained earnings, increased to 7.04% in 2006, up from 5.97% in 2005. Return on average earning-assets increased to 54.9 basis points in 2006, up from 46.6 basis points in 2005. Improved returns were directly attributable to the increase in net income in 2006 compared to 2005.
In 2006, four dividends were paid for a total of $5.59 per share of capital stock (par value $100), up from $4.50 per share paid in 2005.

The following table summarizes key changes in the components of net interest income for the three years ended December 31, 2007, 2006 and 2005 (dollar amounts in thousands):

	December 31,			Percentage	Percentage
	2007	2006	2005	Variance 2007	Variance 2006
Interest Income
Advances	$3,495,312	$3,302,174	$2,174,948	5.85%	51.83%
Interest-bearing deposits	411,647	300,499	193,668	36.99	55.16
Federal funds sold	192,845	145,420	97,547	32.61	49.08
Available-for-sale securities	—	—	19,519	—	(100.00)
Held-to-maturity securities	596,761	580,002	566,009	2.89	2.47
Mortgage loans held-for-portfolio	78,937	76,111	69,312	3.71	9.81
Loans to other FHLBanks	2	37	9	(94.60)	311.11
Other	1	4	33	(75.00)	(87.88)

Total interest income	4,775,505	4,404,247	3,121,045	8.43	41.11

Interest Expense
Consolidated obligations-bonds	3,215,560	2,944,241	2,001,960	9.22	47.07
Consolidated obligations-discount notes	937,534	901,978	658,837	3.94	36.90
Deposits	106,777	81,442	62,237	31.11	30.86
Mandatorily redeemable capital stock	11,731	3,086	2,747	280.14	12.30
Cash collateral held and other borrowings	4,516	3,382	292	33.53	1,058.22

Total interest expense	4,276,118	3,934,129	2,726,073	8.69	44.31

Net interest income before provision for credit losses	$499,387	$470,118	$394,972	6.23%	19.03%

Net interest income
Net interest income - 2007 compared with 2006
Net interest income after the provision for credit losses, was $499.4 million for 2007, up by $29.3 million, or 6.2% from the prior year. Net interest income represents the difference between income from interest-earning assets and interest expense paid on interest-bearing liabilities.
Net interest income is the principal source of revenue for the Bank. Net interest income is impacted by: member demand for advances and investment activity, the yields from advances and investments, and the cost of consolidated obligation debt that is issued by the Bank to fund advances and investments. The execution of interest rate swaps in the derivative market at a constant spread to LIBOR, in effect converting fixed-rate advances and fixed-rate debt to conventional adjustable-rate instruments indexed to LIBOR, results in an important intermediation for the Bank between the capital markets and the swap market. The intermediation permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate debt in the capital markets. Income earned from assets funded by member capital and retained earnings, referred to as “deployed capital”, which are non-interest bearing, is another important consideration for the FHLBNY. All of these factors may fluctuate based on changes in interest rates, demand by members for advances, investor demand for debt issued by the FHLBNY and the change in the spread between the yields on advances and investments, and the cost of financing these assets by the issuance of debt to investors.
Net interest spread - Net interest spread earned, was 30.0 basis points in 2007, almost unchanged from 29.5 basis points in 2006. Net interest spread is the difference between yields on interest-earning assets and stockholders’ equity and yields paid on interest-bearing liabilities. Net interest margin, annualized net interest income as a percentage of average earning assets, was 56.0 basis points in 2007, up from 54.9 basis points from the prior year.

Earnings from member capital - The FHLBNY earns income from investing its members’ capital to fund interest-earning assets. In the higher interest rate environment prevalent through most of 2007 relative to 2006, deployed capital, which is capital stock, retained earnings, and net non-interest bearing liabilities, provided the FHLBNY with significant income.
Deployed capital made a stronger contribution to net interest income as a result of the higher rate environment in 2007 compared to 2006. As an illustration, an average $4.5 billion in deployed capital in 2007 earned a yield of 5.35%, the annualized yield on aggregate interest-earning assets in 2007. In contrast, the Bank’s average deployed capital in the prior year was also $4.5 billion, but earned a lower yield of 5.14%. As a result, the contribution from deployed capital in 2007 enhanced interest income by 21 basis points, even though average deployed capital was almost unchanged.
Net interest income - 2006 compared with 2005
Reported net interest income after provisions for credit losses was $470.1 million in 2006, up 19.0%, or $75.2 million, compared to $394.9 million in 2005. The full impact of changes in pricing implemented during 2005 was realized in 2006. The average coupon from advances rose by 168 basis points, the increase was a combination of the pricing changes and a generally higher interest rate environment in 2006 compared to 2005. Deployment of stockholders’ equity, defined as capital stock and retained earnings, which are considered as non-interest costing liabilities or “free capital,” provided a significant contribution to the net spread earned by the Bank in 2006 from a rate environment that was higher than in 2005.
Interest Income
Interest income - 2007 compared with 2006
Total interest income in 2007 was $4.8 billion, an increase of $371.3 million from the previous year. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year from the prior year. The principal components of interest income are discussed below:
Interest income from advances - Interest income from advances is principally the coupon payments received from borrowing members and are recorded as interest income in the statements of operations together with the net cash flows associated with interest rate swaps when hedges qualify under the accounting provisions of SFAS 133. In the interest rate swap, the Bank pays fixed-rate to derivative counterparty which typically mirrors the fixed-rate coupon received from members. In exchange, the Bank receives variable-rate LIBOR-indexed cash flows from derivative counterparty. Typically, the Bank hedges its long-term, fixed-rate advances and almost all fixed-rate putable advances. The impact of hedging activities on interest expense is discussed separately under the section “Impact of hedging advances.”
Reported interest income from advances was $3.5 billion in 2007, up from $3.3 billion in 2006. Other than the positive contribution from accruals of cash flows associated with interest rate swaps, three principal factors contributed to the increase. The general increase in the interest rate environment in the first six months of 2007, as maturing advances were replaced at higher coupons in a higher interest rate environment in 2007. The unprecedented member demand for advances that began at the tail-end of the third quarter and continued through the fourth quarter. Finally, member demand increased for adjustable-rate products which were priced at relatively higher coupons in an inverted yield curve environment.

Advance pricing remained unchanged in 2007 and the Bank continued to offer pricing to its membership that balances the Bank’s desire for healthier interest spreads and its mission to provide low-cost funds to its members.
The net advance prepayment fees recorded in interest income were $4.6 million in 2007, significantly lower than $19.2 million in 2006. This is a reflection of slow-down in member initiated prepayment activity in 2007, compared to 2006. The FHLBNY generally requires advances with a maturity or repricing period greater than nine months to carry a fee sufficient to make it financially indifferent to the borrower’s decision to prepay the advances.
Impact of hedging - Cash flows from interest rate swaps are a critical component of interest income earned from advances. The FHLBNY executes interest rate swaps to modify the effective interest rate terms of many of its fixed-rate advance products and typically all of its convertible or putable advances. In these swaps, the FHLBNY effectively converts a fixed-rate stream of cash flows from its fixed-rate advances to a floating-rate stream of cash flows, typically indexed to LIBOR. The impact of swapping fixed- for a floating-interest rate in which the FHLBNY paid out fixed-rate and received LIBOR-indexed cash flows in an interest rate swap agreement made a positive contribution of $356.0 million to interest income in 2007, compared to a positive contribution of $236.8 million in 2006.
The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

	Years ended December 31,
	2007	2006	2005
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$3,139,311	$3,065,361	$2,546,995
Net interest adjustment for interest rate swaps	356,001	236,813	(372,047)

Total Advance interest income reported	$3,495,312	$3,302,174	$2,174,948

In a hedge of an advance, the Bank structures the interest rate swap whereby the Bank pays the swap counterparty a fixed coupon and receives variable cash flows, typically indexed to the 3-month LIBOR rate. This structure generates positive cash flows when the 3-month LIBOR rates are higher than the contractual pay-fixed leg of the interest rate exchange agreement. The positive cash flow contribution from the interest rate exchanges between the Bank and swap counterparties in 2007 was consistent with the level of the 3-month LIBOR indexed cash flows, which on average was higher than the fixed-rates that the FHLBNY was contractually obligated to pay to derivative counterparties.
If the interest rate swap is callable, it is typically associated with a putable advance and, until the derivative counterparty exercises the option to terminate the swap, the cash flows from the swaps will continue to impact earnings. Typically, in a rising rate environment, derivative counterparties will exercise the right to put the option and terminate the swap and, generally, the Bank would then put the advance and offer a new advance to the member at the then prevailing market terms.
Interest income from investments - The Bank derives interest income from investments principally from its long-term securities classified as held-to-maturity, mainly mortgage-backed securities, and a small inventory of state and local housing finance agency bonds. Mortgage-backed securities typically yield higher coupons compared to other investments allowed under the FHLBNY’s current investment policy.
The Bank also generates interest income from short-term investments comprised of certificates of deposits, Federal funds sold, and interest-yielding cash pledged as collateral to derivative counterparties.

Long-term investments - Interest income from investments, principally MBS, grew marginally in 2007. Volume, as measured by daily average balance outstanding, was virtually unchanged in 2007. The average balance of long-term investments was $10.8 billion in 2007, only slightly higher than the average of $10.6 billion in 2006. The weighted average coupon or yield from long-term investments grew by only 7 basis points in 2007 from 2006. In contrast, the Bank’s overall yield from its interest-earning assets grew by 21 basis points in 2007 over the prior year. As a result, interest earned on investments in 2007 was $596.8 million, up slightly from $580.0 million in 2006. Fees from prepayment of commercial mortgage-backed securities, included in interest income from investments, were also lower and totaled $4.2 million in 2007 as compared to $5.5 million in 2006.
Short-term investments -Increased earnings from short-term, money market investments made a strong contribution to interest income in 2007, principally as a result of management’s decision to increase liquidity by increasing investments in short-term certificates of deposits at highly-rated financial institutions.
Investments in interest-earning deposits averaged $7.7 billion in 2007, up from $6.0 billion in 2006. Interest-bearing deposits were comprised of short-term certificates of deposits and interest-earning cash collateral pledged by the Bank to derivative counterparties. Interest income from interest-bearing deposit investments was $411.6 million in 2007, compared with $300.5 million in 2006. The general increase in the interest rate environment in 2007, relative to 2006, explains the increase in yields and coupons earned from short-term investments in 2007. As an illustration, the Bank earned an average yield from short-term deposits of 5.35% in 2007, up 35 basis points from 5.00% in 2006.
Interest income from investments in Federal funds sold grew to $192.8 million in 2007, up from $145.4 million in 2006 due to increased volume of investments. The average position in Federal funds was $3.7 billion in 2007, up from $2.9 billion in 2006. Yields improved marginally by 5 basis points to yield 5.15% in 2007.
Interest income - 2006 compared with 2005
Reported net interest income after provisions for credit losses was $470.1 million in 2006, up 19.0%, or $75.2 million, compared to $394.9 million in 2005. The contribution from advance pricing changes in 2005 was fully realized in 2006 and favorably impacted income in 2006. Coupons increased in 2007 also as a result of higher interest rate environment.
Interest income from advances - Reported interest income from advances, on a swapped-out basis, was $3.3 billion in 2006, up from $2.2 billion in 2005. Three principal factors contributed to the increases. The general increase in the interest rate environment as maturing advances were replaced at higher coupons in a higher interest rate environment in 2006. Change in the mix of demand towards more profitable products was another factor. Member demand increased for the higher-margin, short-term, fixed-rate advances, contributing to higher earnings in 2006 compared to 2005. Yet another factor was the full impact in 2006 from new pricing policy which went into effect in 2005 as maturing advances were replaced in 2006 with advances with coupons at a relatively higher spread to the Bank’s funding cost.
Advance volume, as measured by the daily average advances outstanding during the year, was not a major factor in the increase in interest income from advances in 2006. Advances outstanding in 2006 averaged $64.7 billion, up by only $1.2 billion from the average of $63.4 billion in 2005. As a result, contribution from volume related growth in income was only $41.5 million in 2006. Increased interest income from advances was mostly rate-related and contributed $1.1 billion in the growth of interest income in 2006.

Reported net prepayment fees totaled $19.2 million in 2006, compared to $6.6 million in 2005. Prepayment fees were included in interest income from advances. The FHLBNY generally requires advances with a maturity or repricing period greater than nine months to carry a fee sufficient to make it financially indifferent to the borrower’s decision to prepay the advances.
Impact of hedging - The impact of swapping fixed- for floating-interest rate in which the FHLBNY paid out fixed-rate and received LIBOR-indexed cash flows in an interest rate swap agreement made a positive cash in-flow of $236.8 million in 2006, compared to negative cash out-flow of $372.0 million in 2005. In 2006, the term structure of interest rates had tended to be such that short-term rates were close to or in some instances higher than long-term rates. The Bank benefited from swapping out fixed rates in return for receiving 3-month LIBOR indexed cash in-flows.
In 2006, these positive factors together contributed to the improved yields from advances which grew by 168 basis points to yield 5.11% on a swapped-out basis, and exceeded the increase of 142 basis points on the Bank’s aggregate cost of issuing debt (consolidated obligation bonds and discount notes) in 2006.
Interest income from investments - In 2006, the Bank derived interest income from investments principally from its long-term securities classified as held-to-maturity, mainly mortgage-backed securities, and a small inventory of state and housing agency bonds. Mortgage-backed securities typically yield higher coupons compared to other investments allowed under the FHLBNY’s current investment policy.
The Bank also generated interest income from short-term investments, comprised of certificates of deposits, Federal funds sold, and interest-yielding cash pledged as collateral to derivative counterparties. In 2005, the Bank had also carried a portfolio of variable-rate mortgage-backed securities classified as available-for-sale securities, which was sold during 2005 at a small gain.
Long- term investments — Interest income from investments in held-to-maturity securities, principally MBS, grew marginally in 2006 from the prior year despite the general increase in the rate environment. This was due to declining volumes of investments in 2006 as the average balance of investments was $10.6 billion compared to $11.3 billion in 2005. Interest earned on investments was $580.0 million in 2006, almost unchanged from the prior year total of $585.5 million, even as interest rates trended upwards in 2006 compared to 2005. During most of 2006, the Bank did not believe that the risk-reward pricing in the market place for MBS met its investment objectives and, as a result, acquisitions were opportunistic.
Prepayment fees received, primarily from unscheduled prepayments of commercial real estate-backed MBS, aggregated $5.5 million in 2006 compared to $13.7 million in 2005. Prepayments fees were reported in interest income from investments.
Short-term investments — As an offset to declining investments in MBS, the Bank maintained its balance sheet leverage targets by increasing average investments in short-term certificates of deposits issued by highly-rated financial institutions.
Interest income from short-term certificates of deposit and interest-earning cash pledged with derivatives counterparties was $300.5 million in 2006, compared to $193.7 million in 2005. Increased income from such short-term liquid investments was principally from the general increase in short-term interest rates in 2006 compared to 2005. The average yield from short-term deposits was 5.00% in 2006, up from 3.42% in 2005, an increase of 158 basis points. This parallels observed increases in the interest rate environment as the average 3-month LIBOR rate increased by 163 basis points over the same period.
Interest income from Federal funds sold was $145.4 million in 2006 and $97.5 million in 2005. Lower volume of Federal funds activity was offset by higher short-term rates in 2006. Yields improved by 182 basis points to 5.10% in 2006.

Interest Expense
The FHLBNY’s primary source of funding is through the issuance of consolidated obligation bonds and discount notes in the global debt markets. Consolidated obligation bonds are medium- and long-term, while discount notes are short-term instruments. To fund its assets, the FHLBNY considers its interest rate risk and liquidity requirements in conjunction with consolidated obligation buyers’ preferences and capital market conditions when determining the characteristics of debt to be issued. Typically the Bank has used fixed-rate callable and non-callable bonds to fund mortgage-related assets. Discount notes are issued to fund assets with shorter-interest rate reset characteristics.
Interest expense accruals are principally the coupon payments to investors holding the Bank’s debt. Recorded interest expense in the statements of operations are adjusted for the cash flows associated with interest rate swaps in which the Bank pays variable-rate LIBOR-indexed cash flows to derivative counterparties and, in exchange, the Bank receives from derivative counterparties fixed-rate cash flows which typically mirror the fixed-rate coupon payments to investors holding the debt. The Bank hedges its long-term fixed-rate bonds and almost all fixed-rate callable bonds. The impact of hedging activities on interest expense is discussed separately under the section “Impact of hedging debt.”
Interest expense - 2007 compared with 2006
Total interest expense in 2007 was $4.3 billion, an increase of $342.0 million from the previous year. Interest expense associated with the issuance of FHBNY bonds and discount notes was the primary source of interest expense in 2007 and 2006 and accounted for 97.1% and 97.8% of total interest expense in those years. Changes in both rate and intermediation volume (average interest-costing liabilities) explain the change in 2007 from the prior year.
The principal components of FHLBNY bond and discount note expenses are summarized below (in thousands).

	Years ended December 31,
	2007	2006	2005

Fixed-rate Bonds	$2,710,748	$2,538,401	$1,905,853
Floating-rate Bonds	330,709	100,445	69,179
Discount Notes	937,535	901,978	658,655

	3,978,992	3,540,824	2,633,687

Net Impact of interest rate swaps and amortization of basis	174,102	305,395	27,110

Reported Interest Expense	$4,153,094	$3,846,219	$2,660,797

Interest expense on consolidated obligation bonds - Consolidated obligation bond expense, net of the impact of interest rate swaps, was $3.2 billion in 2007, up by $271.3 million from the prior year.
Increase in volume contributed $113.3 million in higher interest expenses. Average volume of bonds outstanding, as measured by daily average of outstanding balances, was $63.3 billion in 2007 and funded 70.9% of the average interest-yielding assets in 2007. In 2006, the average volume of bonds was $60.9 billion and funded 71.2% of average interest-earning assets.

Higher coupon cost, net of the impact of interest rate swaps, in 2007 contributed $158.0 million in higher interest expenses. On an after swap basis, consolidated obligation bonds averaged a yield of 5.08%, compared to 4.83% in the prior year. Yields are determined by investor demand for FHLBank bonds and the prevailing interest rate environment. Consolidated obligation bond yields, driven by investors’ investment preferences and market conditions, were uneven during 2007. During most of the first six months in 2007, the Bank increased the usage of fixed-rate non-callable bonds because of favorable execution spreads. Earlier in 2007, investor demand for short-term callable bonds drove pricing to favorable levels for the Bank and issuances of short-term bonds callable bonds with short-lockouts increased. Issuances of discount notes decreased in the first two quarters of 2007. Late in the second quarter of 2007, the yield curve steepened and the advantageous pricing for short lock-out callable bonds reverted to more normal levels.
In the third quarter of 2007, FHLBank’s bond execution was affected by the credit uncertainty in the markets and despite the triple-A quality ascribed to consolidated obligation bonds, investor demand weakened and the Bank shifted to the issuance of discount notes and floating-rate bonds, which were sought out by investors.
Interest expense on consolidated obligation discount notes - Interest expense on discount notes was $937.5 million in 2007, up $35.6 million from the prior year. Average volume of discount notes outstanding was $19.0 billion in 2007 and funded 21.3% of the average interest-yielding assets in 2007. In 2006, the average volume of bonds was $18.4 billion and funded 21.5% of average interest-earning assets.
The yield on discount notes was 4.95% in 2007 compared to 4.91% in the prior year, an increase of only 4 basis points in 2007. In 2007, the Federal funds rate averaged 5.05% and the 3-month LIBOR rate averaged 5.30%. Contrasting market rates for Federal funds with the yields on discount notes rates illustrates the advantage to the Bank from the issuances of discount notes.
Attractiveness of discount notes, as measured in terms of spread to LIBOR, was consistent throughout the four quarters in 2007. Through most of the first nine months of 2007, the Bank opted to reduce the issuance of discount notes because of more attractive alternative funding structures. Relative spread to 3-month LIBOR was tighter during most of the first two quarters of 2007 and the Bank was able to achieve better short-term funding executions through the issuance of alternative funding structures such as the issuance of fixed-rate callable debt with very short lock-out periods in conjunction with the execution of receive-fixed, pay-LIBOR indexed interest rate swaps with mirrored short lock-out call terms. In the rising-rate environment during the first half of 2007, derivative counterparties tended to exercise their right to terminate the swap at the earliest opportunity. In turn, the Bank exercised its right to call the bond, effectively converting a medium-term debt into a short-term debt at better overall spreads to LIBOR than the issuance of term discount notes. Discount notes outstanding averaged only $10.8 billion early in the third quarter when discount note pricing was unattractive to the Bank.
That all changed in August 2007 with the sub-prime crises and resulting decline in liquidity in the market place. Investor demand for FHLBank discount notes was unprecedented. Issuances increased and the outstanding amount of discount notes averaged $14.4 billion in August 2007 when spread was about 20 basis points below LIBOR; issuances increased in September and outstanding amounts of discount notes averaged $24.5 billion in September 2007 when at times the spread was 50-90 basis points below LIBOR. At September 30, 2007, the amount of discount notes outstanding was $30.1 billion, and the amount outstanding grew to $34.8 billion at December 31, 2007.
Impact of hedging debt - Cash flows from interest rate swaps are an important component of interest expense on debt. The FHLBNY issues both fixed-rate callable and non-callable debt. Typically, the Bank issues callable debt with the simultaneous execution of callable interest rate swaps to modify the effective interest rate terms and the effective durations of its fixed-rate callable debt. A substantial percentage of non-callable fixed-rate debt is also swapped to “plain vanilla” LIBOR-indexed cash flows.
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

Impact of hedging debt - 2007 compared with 2006
In 2007 and 2006, the Bank’s obligation to pay swap counterparties variable cash flows, indexed to LIBOR, exceeded the swap counterparties’ obligations to pay the Bank fixed coupons and resulted in net out-flow of cash to derivative counterparties. The interest rate exchanges were primarily associated with SFAS 133 qualifying debt hedges and added $174.1 million to debt expense in 2007, compared to a larger out-flow of $305.4 million in 2006. In 2007 and 2006, the prevailing interest rate environment was such that the typical 3-month LIBOR indexed payments by the Bank to swap counterparties exceeded the fixed coupons received by the Bank in the interest rate hedging relationship. Relative to 2007, the 2006 yields on the short-end of the term structure of interest rates were higher, and the 3-month LIBOR-indexed payments by the Bank were accordingly larger in 2006 than in 2007.
In a hedge of debt, the Bank is obligated to pay LIBOR-indexed cash flows to swap counterparties and, in a rising interest rate environment, LIBOR resets almost immediately to the risings rates, while the Bank may receive lower fixed-rate coupons of bonds issued in prior years.
While the Bank holds the right to exercise a call and terminate the bond at predetermined exercise dates, the Bank’s practice is to call the bond only when the swap counterparty exercises its right to call the swap associated in the hedging relationship. Generally, a swap counterparty will only exercise its option to call the swap (with a callable swap), if it expects future LIBOR-indexed variable cash flows, it expects to receive from the Bank, to be less than the fixed-rate cash flows the swap counterparty is obligated to pay to the Bank.
The table below summarizes interest expense paid on consolidated obligation bonds and the impact of interest rate swaps (in thousands):

	Years ended December 31,
	2007	2006	2005
Consolidated bonds-Interest expense
Gross interest expense before adjustment for interest rate swaps	$3,041,458	$2,638,846	$1,974,850
Net interest adjustment for interest rate swaps	174,102	305,395	27,110

Total Consolidated bonds-interest expense reported	$3,215,560	$2,944,241	$2,001,960

The term structure of interest rates in 2007 was such that it tended to narrow the spread differential between the Bank’s fixed-rate coupons on the fixed leg of the swap and the LIBOR-indexed coupons on the variable leg of the swap. As a result, the negative impact of interest rate exchanges associated with debt hedging activities was lower in 2007 compared to 2006 because of the narrowing gap between fixed coupons received by the Bank and the rising LIBOR-indexed variable coupons paid by the Bank to derivative counterparties in the interest rate exchange agreements. The cash flow pattern was not only consistent with the prevailing interest rate environment in 2007, but also was consistent with the Bank’s asset-liability management practices of converting fixed-rate debt largely to variable rate.
The Bank executes a similar hedge strategy with its fixed-rate advances converting fixed-cash flows to variable-rate cash flows.

Interest expense - 2006 compared with 2005
Total interest expense on consolidated obligation bonds and discount notes was $3.8 billion in 2006 and $2.7 billion in 2005. The increase in the general interest rate environment as well as issuance of longer-term debt during the third quarter of 2006 were factors that contributed to the increase. The Bank also increased issuance of medium- and shorter-term securities in 2006 and, in a somewhat downward sloping yield curve, the short-end of the yield curve was relatively more expensive contributing to higher coupons.
Average debt yield was 4.85% in 2006, an increase of 142 basis points over the average yield in 2005. The average debt yield reported in 2006 did not fully reflected the benefits from debt repurchases in 2006. Some of this benefit was observed by the comparison of the weighted average bond coupons of 4.60% at December 31, 2006, which was lower than the 2006 average by 25 basis points.
Impact of hedging debt - 2006 compared with 2005
Cash flows from interest rate swaps was also a critical component of interest expense on debt in 2006 and 2005. The yield curve was mostly inverted in 2006, compared to a relatively flat yield curve in 2005. As a result, the differential between the pay-fixed coupons and the receive 3-month LIBOR indexed cash flows widened in 2006. Because of the higher yields on the short-end of the yield curve relative to longer-term yields, the net impact of accruals of receive-fixed interest-rate swaps and pay-LIBOR indexed cash flows associated with qualifying debt hedges increased debt expense by $305.4 million. In 2005, in a flat yield curve environment, the differential between the Bank’s obligation to pay LIBOR indexed cash flows and receive fixed rate cash flows was relatively smaller and the impact was only $27.1 million.
Net Interest Spread
Net interest income is typically measured in basis points and is referred by the Bank as net spread, which represents the difference in basis points between yields earned on interest yielding assets and yields paid on liabilities and shareholders’ equity, before the impact of assessments.
2007 compared with 2006
Net interest spread was 30 basis points in 2007, slightly up from 29.5 basis points in 2006. Net margin, which is a measure of efficient use of assets, was 56 basis points in 2007, up slightly from 55 basis points in the prior year. Net margin is net interest income divided by average earning assets.
In the third and fourth quarters of 2007, the Bank benefited from issuing attractively priced discount notes, relative to LIBOR, and simultaneously investing the proceeds from issuances in money market instruments, locking in favorable margins. The efficiency and attractiveness of this strategy also contributed to the Bank’s goal of increasing investments in money market instruments and ensuring liquidity for its members’ unexpected borrowing needs in an uncertain market.
Yields from earning assets increased by 21 basis points to yield 5.35% in 2007 compared to 5.14% in 2006. Yields paid on liabilities increased by 20 basis points to 5.05% in 2007, compared to 4.85% in 2006. Earnings from stockholders’ equity, which provides “interest-free” funding, also contributed to the net interest spread. Generally, short-term rates were higher in 2007 relative to 2006 and, in this environment, deployment of capital, defined as stock holders’ capital, retained earnings and net non-interest bearing liabilities, (“deployed capital”), provided the Bank with greater income in 2007 than in 2006. An average of $4.5 billion in deployed capital in 2007 earned an estimated yield of 5.35%, which was the overall yield earned by the Bank from its interest-earning assets in 2007. In contrast, in 2006, the Bank earned 5.14%, 21 basis points less than in 2007. Deployed capital was also $4.5 billion in 2006. As a result, deployed capital made a stronger contribution to net interest income in 2006 compared to 2005.

2006 compared with 2005
Net interest spread was 29.53 basis points in 2006 compared to 26.64 basis points in 2005. Net interest margin was 54.9 basis points in 2006, up by 8.3 basis points compared to 2005.
Yields from earning assets increased by 146 basis points in 2006 to 5.14%. Yields paid on liabilities increased by 143 basis points. The incremental increase in yields earned on earning assets over yields paid on liabilities contributed a 3 basis point gain towards net margin earned in 2006. This was one factor contributing to spread improvement in 2006. Another factor was earnings from stockholders’ equity which provided “interest-free” funding. Interest rates were higher in 2006, relative to 2005, and in this environment, deployed capital provided the Bank with greater income in 2006 than in 2005. In 2006, an average $4.5 billion in deployed capital earned an estimated yield of 5.14%. In 2005, deployed capital earned only 3.68% on a higher average deployed capital of $4.9 billion.

Spread and Yield Analysis
Average balance sheet information is presented below as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average was calculated for the period. When daily weighted average balance information was not available, a simple monthly average balance was calculated. Average yields were derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities.

	Years ended December 31,
	2007			2006			2005
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$65,454,319	$3,495,312	5.34%	$64,657,774	$3,302,174	5.11%	$63,446,436	$2,174,948	3.43%
Interest-earning deposits	7,689,475	411,647	5.35	6,005,662	300,499	5.00	5,655,463	193,668	3.42
Federal funds sold	3,741,385	192,845	5.15	2,851,611	145,420	5.10	2,969,419	97,547	3.28
Investments	10,798,926	596,761	5.53	10,632,295	580,002	5.46	11,317,140	585,528	5.17
Mortgage and other loans	1,502,320	78,940	5.25	1,471,434	76,152	5.18	1,361,517	69,354	5.07

Total interest-earning assets	$89,186,425	$4,775,505	5.35%	$85,618,776	$4,404,247	5.14%	$84,749,975	$3,121,045	3.68%

Funded By:
Consolidated obligations-bonds	$63,276,726	$3,215,560	5.08	60,932,425	2,944,241	4.83	56,975,120	2,001,960	3.51
Consolidated obligations-discount notes	18,956,390	937,534	4.95	18,381,469	901,978	4.91	20,654,321	658,837	3.19
Interest-bearing deposits and other borrowings	2,285,523	111,293	4.87	1,773,104	84,824	4.78	2,112,202	62,529	2.96
Mandatorily redeemable stock	146,286	11,731	8.02	50,948	3,086	6.06	55,512	2,747	4.95

Total interest-bearing liabilities	84,664,925	4,276,118	5.05%	81,137,946	3,934,129	4.85%	79,797,155	2,726,073	3.42%

Capital and other non-interest- bearing funds	4,521,500	—		4,480,830	—		4,952,820	—

Total Funding	$89,186,425	$4,276,118		$85,618,776	$3,934,129		$84,749,975	$2,726,073

Net Interest Spread		$499,387	0.30%		$470,118	0.29%		$394,972	0.26%

Net Interest Margin (Net interest income/Earning Assets)			0.56%			0.55%			0.47%

Note [1]:	Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the Bank and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond, typically resulting in funding at an advantageous price. Similarly, the Bank makes fixed-rate advances to members and hedges the advance with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and rates are annualized.

Rate and Volume Analysis
The Rate and Volume Analysis presents changes in interest income, interest expense, and net interest income that are due to changes in volumes and rates. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the FHLBNY’s interest income and interest expense (in thousands).
2007 compared to 2006

	For the years ended
	December 31, 2007 vs. December 31, 2006
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$40,681	$152,457	$193,138
Interest-earning deposits	84,251	26,897	111,148
Federal funds sold	45,375	2,050	47,425
Investments	9,090	7,669	16,759
Mortgage loans and other loans	1,598	1,190	2,788

Total interest income	180,995	190,263	371,258

Interest Expense
Consolidated obligations-bonds	113,276	158,043	271,319
Consolidated obligations-discount notes	28,211	7,345	35,556
Deposits and borrowings	24,515	1,954	26,469
Mandatorily redeemable stock	5,774	2,871	8,645

Total interest expense	171,776	170,213	341,989

Changes in Net Interest Income	$9,219	$20,050	$29,269

Net Interest income increased by $29.3 million in 2007 compared to 2006. Rate related changes in yields from earning assets minus yields paid on interest costing liabilities contributed $20.1 million. Changes in volume and mix contributed $9.2 million.
Impact of yield and coupons - Increases in yields and coupons of interest-earning assets in a higher interest rate environment contributed $190.3 million towards the increase in reported interest income, principally due to higher yields from advances. Offsetting this was increases in liability expenses that caused interest expenses to rise by $170.2 million. The general increase in the interest rate environment through most of the first six months of 2007 was a factor.
Growth in interest income was mainly from higher rate related earnings from advances as maturing advances were replaced at higher coupons in a higher interest rate environment in 2007. Through most of the first six months of 2007, coupons of short-term and variable rate advances benefited the most from an inverted yield curve environment. Additionally, fixed-rate advances hedged by pay-fixed, receive variable-rate cash flows benefited from higher short-term LIBOR rates. Yields and coupons of short-term instruments also benefited from higher short-term rates in the latter part of 2007, contributing $26.9 million towards the increase in interest income in 2007. All of these factors contributed to $152.5 million in higher interest revenues in 2007 compared to 2006.
The year-over-year increase in interest expense from rate and yield related factors was $170.2 million in 2007. Of this amount, $158.0 million was due to higher coupons and yields on consolidated obligation bonds. As previously discussed, yields paid on bonds are predicated on investor demand for FHLBank debt and the prevailing interest rate environment.

Impact of volume - Higher intermediation volume in 2007, as measured by average interest-yielding assets, resulted in an increase of $181.0 million in interest income, which was partly offset by corresponding volume driven increases in interest expense of $171.8 million, for an overall net increase in net interest income of $9.2 million in 2007, over 2006.
While the balance sheet grew from $81.7 billion at December 31, 2006 to $109.7 billion at December 31, 2007, average interest-earning assets increased substantially less. In 2007, total earning assets averaged $89.2 billion, an increase of only $3.6 billion over the average in 2006. This is explained by the fact that asset growth was largely the result of the surge in demand by members for advances in the third and fourth quarters of 2007, and the surge had a smaller impact on average volume, which is measured on the basis of a full year average.
For the same reason, advances averaged $65.5 billion in 2007, barely higher than $64.7 billion in 2006. In contrast the amount of advances outstanding at December 31, 2007 was $82.1 billion, significantly higher than $59.0 billion at the previous year end. Volume’s contribution towards increase in interest income was just $40.7 million.
On the other hand, volume’s contribution was significant from investments in Federal funds and short-term money market instruments. Together, they contributed $129.6 million in higher interest income in 2007. This positive contribution was directly due to the Bank’s decision to increase liquidity in the third and fourth quarters of 2007 and inventorying short-term highly liquid investments to meet members’ unprecedented demand for funds in the uncertain markets.
2006 compared to 2005

	For the years ended
	December 31, 2006 vs. December 31, 2005
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$41,525	$1,085,701	$1,127,226
Interest-earning deposits	11,992	94,839	106,831
Federal funds sold	(3,870)	51,743	47,873
Investments	(35,433)	29,907	(5,526)
Mortgage loans and other loans	5,577	1,221	6,798

Total interest income	19,791	1,263,411	1,283,202

Interest Expense
Consolidated obligations-bonds	139,050	803,231	942,281
Consolidated obligations-discount notes	(72,500)	315,641	243,141
Deposits and borrowings	(10,039)	32,334	22,295
Mandatorily redeemable stock	(226)	565	339

Total interest expense	56,285	1,151,771	1,208,056

Changes in Net Interest Income	$(36,494)	$111,640	$75,146

Net Interest income increased by $75.1 million in 2006 compared to 2005. Rate related changes in yields from earning assets minus yields paid on interest costing liabilities made a positive contribution of $111.6 million, primarily due to general increase in interest rates and increase in yields in 2006 over 2005. Changes in volume and mix resulted in a negative contribution of $36.5 million over the same periods. Volume related increases in advances were offset by a decline in interest income from investments because of lower investment volumes in 2006 compared to 2005.

Allowance for Credit Losses
The FHLBNY’s allowances for loan losses were for mortgage loans held-for-portfolio. The Bank does not deem it necessary to provide a loan loss allowance against its advances to members.
Allowance for credit losses was $633.0 thousand and $593.0 thousand at December 31, 2007 and 2006. The FHLBNY believes the allowance for loan losses is adequate to reflect the losses inherent in the FHLBNY’s mortgage loan portfolio at December 31, 2007 and 2006.
Mortgage loans - The Bank recorded a provision of $40.0 thousand, $11.0 thousand and $75.0 thousand in 2007, 2006, and 2005, against its mortgage loans held-for-portfolio based on identification of inherent losses under a policy described more fully in the section Critical Accounting Policies and Estimates. The FHLBNY experienced no charge offs in 2007. In 2006, charge offs against the MPF portfolio amounted to $18.0 thousand, which were recovered through the credit enhancement provisions of MPF loans. There were no charge offs in 2005.
Advances - The FHLBNY’s credit risk from advances at December 31, 2007 and 2006 were concentrated in commercial banks and savings institutions. All advances were fully collateralized during their entire term. In addition, borrowing members pledged their stock of the FHLBNY as additional collateral for advances. The FHLBNY has not experienced any losses on credit extended to any member since its inception. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.
Non-Interest Income (Loss)
The principal components of Non-Interest income are described below:
Service fees - Service fees are derived primarily from providing correspondent banking services to members and fees earned on standby letters of credit. Service fees have declined over the years due to declining demand for such services. The Bank does not consider income from such services as a significant element of its operations.
Net realized and unrealized gain (loss) on derivatives and hedging activities - The Bank may designate a derivative as either a hedge of the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (fair value hedge), a forecasted transaction, or the variability of future cash flows of a floating-rate asset or liability (cash flow hedge). The Bank has not early adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115” (“SFAS 159”).
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge under the provisions of SFAS 133, together with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in Other Income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
Net interest settlements on derivatives designated and SFAS 133 qualifying as fair value or cash flow hedges are recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities. Net interest settlements on derivatives that do not qualify for hedge accounting under SFAS 133 are recorded in Other Income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.

To the extent of the effectiveness of a hedge, changes in the fair value of a derivative that is designated and qualifies as a “cash flow” hedge under the provisions of SFAS 133 are recorded in Accumulated other comprehensive income (loss).
For all hedge relationships, ineffectiveness resulting from differences between changes in fair values or cash flows of the hedged item and changes in fair value of the derivatives are recognized in Other Income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
Net realized and unrealized gains and losses from hedging activities are typically determined by changes in the benchmark interest rate (designated as LIBOR by the FHLBNY) and the degree of ineffectiveness of hedging relationships between the change in the fair value of derivatives and the change in the fair value of the hedged assets and liabilities attributable to changes in benchmark interest rate. Typically, such gains and losses represent hedge ineffectiveness between changes in the fair value of the hedged item and changes in the fair value of the derivative. The net contractual interest accruals on interest rate swaps considered as not qualifying for hedge accounting under the provisions of SFAS 133 and interest received from in-the-money options are also recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss).
Interest accruals associated with SFAS 133 qualifying derivatives are recorded in interest income and interest expense together with interest accruals associated with the hedged items.
Extinguishment of debt - The Bank retires debt principally to reduce future debt costs when the associated asset is either prepaid or terminated early. Typically, debt retirement is associated with the prepayments of advances and commercial mortgage-backed securities for which the Bank receives prepayment fees. When assets are prepaid in advance of their expected or contractual maturities, the Bank also attempts to extinguish debt in order to re-align asset and liability cash flow patterns. Debt extinguished was associated with prepayments of advances and commercial mortgage-backed securities. Debt retirement typically requires a payment of a premium resulting in a loss.
The following table sets forth the main components of Other income (loss) (in thousands):

	Years ended December 31,
	2007	2006	2005

Other income (loss):
Service fees	$3,324	$3,368	$4,666
Net realized and unrealized gain (loss) on derivatives and hedging activities	18,356	9,676	(9,466)
Net realized gain from sale of available-for-sale and held-to-maturity securities	—	—	1,895
Losses from extinguishment of debt and other	(8,180)	(26,283)	(14,952)

Total other income (loss)	$13,500	$(13,239)	$(17,857)

Other income (loss) - 2007 compared with 2006
Other income (loss) in 2007 was a reported gain of $13.5 million in 2007 in contrast to a loss of $13.2 million in 2006.
Service fees - Service fees remained unchanged.
Hedging activities - In 2007, hedging activities resulted in a net gain of $18.4 million compared to a net gain of $9.7 million in 2006. The primary components of reported gains and losses from hedging activities were:
Debt hedging - Changes in the benchmark interest rate (LIBOR for the Bank) and implied volatilities of interest rates (i.e., market’s expectation of potential changes in future interest rates) of fair value hedges using receive-fixed, pay-variable swaps were:
•	SFAS 133 qualifying fair value debt hedges of the Bank’s debt resulted in a net loss of $2.1 million in 2007 on total notional hedged amount of $34.9 billion at December 31, 2007. Net unrealized losses were $6.7 million, partly offset by realized gains of $4.7 million. In comparison, loss in the prior year from SFAS 133 qualifying debt hedges was $0.4 million on total notional of $40.5 billion. Realized gains in 2006 of $6.4 million were offset by unrealized losses of $6.8 million.

•	SFAS 133 non-qualifying fair value debt hedges resulted in net unrealized gain of $9.7 million in 2007. The notional amount outstanding of non-qualifying debt hedges at December 31, 2007 was $1.5 billion. Net accruals of $1.9 million in 2007 from non-qualifying or economic hedges were recorded as realized gains. In the prior year, the impact of non-qualifying debt hedges was $0.6 million, primarily representing net interest accruals associated with non-qualifying debt hedges. Gains and losses from non-qualifying and economic hedges are classified as economic hedges, and also included in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities. While such hedges do not meet the SFAS 133 hedge accounting criteria, the hedges were executed to mitigate business risk and met the Bank’s risk management objectives.

•	SFAS 133 qualifying hedges of anticipatory issuances of debt (cash flow hedges) resulted in a de minimis impact due to ineffectiveness recorded through earnings in 2007 and 2006. The notional amount outstanding was $127.5 million at December 31, 2007. There were no cash flow hedges outstanding at December 31, 2006.
Advance Hedging - Changes in the benchmark interest rate (LIBOR for the Bank) and the implied volatilities of interest rates of fair value hedges using pay-fixed, receive-variable swaps associated with SFAS 133 qualifying hedges of the Bank’s advances were as follows:
•	SFAS 133 qualifying fair value advance hedges in 2007 resulted in net gains of $8.0 million, including $1.0 million from the amortization of previously recorded basis adjustments. Total notional amount of hedges was $47.0 billion at December 31, 2007. In 2006, SFAS 133 qualifying hedges resulted in net gains of $3.5 million, including $2.1 million from the amortization of previously recorded basis adjustments.

•	SFAS 133 non-qualifying advance hedges in 2007 and 2006 were de minimis.

Option values of caps and floors - In 2007, changes in the fair value basis of caps and floors, collectively “options”, resulted in recorded loss of $2.6 million, principally from market-amortization of the time value of purchased options approaching expiration. Net interest income accruals from in-the-money option contracts associated with variable-rate advances contributed $3.6 million in realized gains. Certain purchased options, indexed to LIBOR, were in-the-money during 2007 as short-term interest rates rose past the contractual “strike-prices” of the option contracts and the Bank accrued to income the difference between the option strike price and prevailing LIBOR rates. Under hedge accounting rules, such periodic contractual interest income is also considered as cash flows from economic hedges and is reported as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss).
In 2006, the change in fair value basis of options resulted in a loss of $6.6 million, offset by $7.9 million of interest income accrued from in-the-money options.
Other income (loss) - 2006 compared with 2005
Other income (loss), in aggregate, was a charge against income of $13.2 million and $17.9 million for the years ended December 31, 2006 and 2005.
Service fees - Service fees declined due to declining demand for such services consistent with the trend over the previous years. The Bank does not consider income from such services as a significant element of its operations. Service fees were $3.4 million in 2006, down from $4.7 million in 2005.
Net realized and unrealized gain (loss) on derivatives and hedging activities - Changes in the fair value of the Bank’s derivatives, including a small amount of mortgage commitments, resulted in gains of $9.7 million in 2006, and a loss of $9.5 million in 2005. These gains and losses were included in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. In addition, the net contractual interest accruals on interest rate swaps considered as non-qualifying for hedge accounting and interest received from “in-the-money” options were also recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
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
The primary components of reported gains and losses in 2006 from hedging activities were:
•	Net realized and unrealized gains from qualifying fair value hedges using receive-fixed, pay-variable swaps, a strategy used mainly to hedge the Bank’s fixed-rate liabilities resulted in net recorded losses of $0.4 million in 2006.

•	Net realized and unrealized gains from qualifying fair value hedges using pay-fixed, receive-variable swaps resulted in a reported ineffectiveness of $1.4 million in 2006. The average notional amount of such fair value interest rate swaps was $35.1 billion in 2006. In addition, amortization of basis adjustments from modified hedged resulted in a reported gain of $2.1 million in 2006 and $3.6 million in 2005.

•	Termination of option contracts that had been associated with variable-rate advances prepaid by member in 2006 and designated as economic hedges resulted in a one-time gain of $4.5 million. This was offset by changes in the fair value basis of options resulting in reported losses of $6.6 million, principally from market-amortization of the time value of purchased options approaching expiration. Net interest income accruals from in-the-money option contracts associated with variable-rate advances contributed $7.9 million in realized gains in 2006. Purchased options, indexed to LIBOR, became “in-the-money” during 2006 as short-term interest rates rose past the contractual “strike prices” of option contracts, and the Bank accrued to income the difference between the option strike price and prevailing LIBOR rates. Under hedge accounting rules, such periodic contractual interest income is also considered as cash flows from economic hedges and was recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities. In 2005, interest accruals from in-the-money options were not material and market amortization and changes in fair value of purchased options resulted in reported losses of $10.5 million.

•	Net realized and unrealized gains from economic hedges totaled $0.8 million in 2006 and $2.0 million in 2005. In prior years and most of 2005, the Bank accounted for mortgage loan delivery commitments as “cash flow” hedges under the provisions of SFAS 133. In the fourth quarter of 2005, the Bank began to account for mortgage delivery commitments as economic hedges with an insignificant impact to earnings in 2005. In 2005, the FHLBNY corrected its estimation methodology for valuing hedged advances, which resulted in a cumulative charge of $3.5 million.
Debt extinguishment - Losses from extinguishment of debt consisted principally from retirement of consolidated obligation bonds. In 2006, the FHLBNY retired $770.0 million of consolidated obligation debt at a cost that exceeded book value by about $26.3 million. The amount of debt retired in 2005 was $359.5 million at a cost that exceeded book value by $14.8 million. Generally, the debt extinguished was fixed-rate and non-callable. The bonds retired were associated with advances and commercial mortgage-backed securities that had been prepaid.
Non-Interest Expense
Operating expenses included the administrative and overhead costs of operating the Bank and the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
The FHLBanks, including the FHLBNY, fund the cost of the Office of Finance, a joint office of the FHLBanks that facilitates issuing and servicing the consolidated obligations of the FHLBanks, preparation of the combined quarterly and annual financial reports, and certain other functions. The FHLBanks are also assessed the operating expenses of the Finance Board, the regulator of the FHLBanks.
The following table sets forth the main components of Other expenses (in thousands):

	Years ended December 31,
	2007	2006	2005
Other expenses:
Operating	$66,569	$63,203	$59,067
Finance Board and Office of Finance	5,193	5,140	5,506

Total other expenses	$71,762	$68,343	$64,573

Operating expenses rose 5.3% in 2007 compared to 2006, and were mainly caused by increases in head- count and general inflationary increases in salary expenses. Expenses accrued towards the Bank’s unfunded liabilities for its supplemental pension and post retirement health benefit plan were higher in 2007.
In 2006, operating expenses rose by 7.0% compared to 2005. The cost of implementing controls and self-testing procedures under Section 404 of the Sarbanes-Oxley Act have been substantial. The legal, accounting and consulting costs with respect to the Bank’s SEC registration process were also significant.

Operating Expenses
The following table sets forth the major categories of operating expenses (in thousands):

	Years ended December 31,
	2007	2006	2005

Salaries and employee benefits	$44,740	$41,292	$39,253
Temporary workers	125	257	318
Occupancy	3,957	3,732	3,516
Depreciation and leasehold amortization	4,498	3,903	3,562
Computer service agreements and contractual services	5,202	4,519	3,641
Professional and legal fees	2,538	3,786	3,372
Other	5,509	5,714	5,405

Total operating expenses	$66,569	$63,203	$59,067

Staff additions in financial reporting, risk management and the operation risk team explain the increases in salaries and employee benefits. General increases in salaries, payroll and medical costs were other contributing factors. Consulting services primarily associated with on-going risk and control enhancements were the primary cause of the increase in professional and other fees. Technology costs have increased primarily because of the Bank’s initiatives to enhance its information systems and to provide users of financial information within the Bank access to secure and tested data.
Assessments
Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program (“AHP”) and to satisfy its Resolution Funding Corporation assessment (“REFCORP”). For more information, see “Affordable Housing Program and Other Mission Related Programs” and “Assessments” under Item 1. Business in this MD&A.
REFCORP obligation expense in 2007 was $80.8 million up from $71.3 million in 2006 and $57.5 million in 2005. The Bank’s accrual to fund its Affordable Housing program was $37.2 million in 2007, up from $32.0 million in 2006 and $25.9 million in 2005. Assessments are calculated on income and the higher assessment expenses reflect the increases in 2007 pre-assessment income.
Affordable Housing Program obligations - The Bank fulfils its AHP obligations primarily through direct grants to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBNY sets aside 10% from its pre-assessment regulatory net income for the Affordable Housing Program. Regulatory net income is defined as reported net income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The amounts set aside are considered as the Bank’s liability towards its Affordable Housing Program obligations. AHP grants and subsidies are provided to members out of this liability.

The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2007	2006	2005

Beginning balance	$101,898	$91,004	$81,580

Additions from current period’s assessments	37,204	32,031	25,878
Net disbursements for grants and programs	(20,050)	(21,137)	(16,454)

Ending balance	$119,052	$101,898	$91,004

REFCORP - The following table provides roll-forward information with respect to changes in REFCORP liabilities (in thousands):

	Years ended December 31,
	2007	2006	2005

Beginning balance	$17,475	$14,062	$9,966

Additions from current period’s assessments	80,776	71,299	57,540
Net disbursements to REFCORP	(74,253)	(67,886)	(53,444)

Ending balance	$23,998	$17,475	$14,062

Asset Quality and Concentration- Advances, Investment securities, and Mortgage Loans
The FHLBNY incurs credit risk — the risk of loss due to default — in its lending, investing, and hedging activities. It has instituted processes to help manage and mitigate this risk. Despite such processes, some amount of credit risk will always exist. External events, such as severe economic downturns, declining real estate values (both residential and non-residential), changes in monetary policy, adverse events in the capital markets, and other developments, could lead to member or counterparty default or impact the creditworthiness of investments. Such events could have a negative impact upon the FHLBNY’s income and financial performance.
The following table sets forth five year history of the FHLBNY’s advances and mortgage loan portfolios as of December 31, (in thousands):

	2007	2006	2005	2004	2003

Advances	$82,089,667	$59,012,394	$61,901,534	$68,507,487	$63,923,184

Mortgage loans before allowance for credit losses	$1,492,261	$1,484,012	$1,467,525	$1,178,590	$672,151

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
Within the collateral portfolio at December 31, 2007, 79.0% was concentrated in mortgage loans (60.0% in one-to-four- family mortgages, 10.0% in multi-family mortgages and 9.0% in commercial mortgages), and 21.0% was concentrated in Government, Agency and other mortgage-backed securities. The FHLBNY has the right to take such steps, as it deems necessary, to protect its secured position on outstanding loans, including requiring additional collateral (whether or not such additional collateral would otherwise be eligible to secure a loan). The FHLBNY also has a statutory lien under the FHLBank Act on the capital stock of its members, which serves as further collateral for members’ indebtedness to the FHLBNY. As of December 31, 2007, the FHLBNY had a collateralization rate (total FHLBNY obligations of all members as a percent of total unpaid balance of collateral pledged) of 177.0% on its total portfolio of outstanding member obligations. The collateralization rate varies by individual member. In all cases, sufficient collateral had been pledged to cover each member’s outstanding obligations with the FHLBNY.

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
Creditworthiness Risk - Advances
The FHLBNY’s potential exposure to creditworthiness risk arises from the deterioration of the financial health of FHLBNY members and counterparties. The FHLBNY manages its exposure to the creditworthiness of members by monitoring their collateral and advance levels daily and by analyzing their financial health each quarter.
Collateral Risk - Advances
The FHLBNY is exposed to collateral risk when it is unable to perfect its interest in pledged collateral, or when the liquidation value of pledged collateral does not fully cover the FHLBNY’s exposure. The FHLBNY manages this risk by pricing collateral on a weekly basis, performing on-site reviews of pledged mortgage collateral from time to time, and reviewing pledged portfolio concentrations on a quarterly basis. The FHLBNY requires that members pledge a specific amount of excess collateral above the par amount of their outstanding obligations. Members provide the FHLBNY with reports of pledged collateral and the FHLBNY evaluates the eligibility and value of the pledged collateral.
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
The FHLBNY has also established collateral maintenance levels for borrower collateral that are intended to help ensure that the FHLBNY has sufficient collateral to cover credit extensions and reasonable expenses arising from potential collateral liquidation and other unknown factors. Collateral maintenance levels are designated by collateral type and are periodically adjusted to reflect current market and business conditions. Maintenance levels for individual borrowers may also be adjusted, based on the overall financial condition of the borrower or another, third-party entity involved in the collateral relationship with the FHLBNY. Borrowers are required to maintain an amount of eligible collateral with a liquidation value at least equal to the borrower’s current collateral maintenance level. All borrowers that pledge mortgage loans as collateral are also required to provide, on a monthly or quarterly basis, a detailed listing of mortgage loans pledged. The FHLBNY uses this detailed reporting to monitor and track payment performance of the collateral and to assess the risk profile of the pledged collateral based on mortgage characteristics, geographic concentrations and other pertinent risk factors.
Drawing on current industry standards, the FHLBNY establishes collateral valuation methodologies for each collateral type and calculates the estimated liquidation value of the pledged collateral to determine whether a borrower has satisfied its collateral maintenance requirement. The FHLBNY adjusts liquidation values on a weekly basis.

The FHLBNY makes on-site review of borrowers in connection with the evaluation of the borrower’s pledged mortgage collateral. This review involves a qualitative assessment of risk factors that includes an examination of legal documentation, credit underwriting, and loan-servicing practices on mortgage collateral. The FHLBNY has developed the on-site review process to more accurately value each borrower’s pledged mortgage portfolio based on current secondary-market standards. The results of the review may lead to adjustments in the estimated liquidation value of pledged collateral. The FHLBNY may also make additional market value adjustments to a borrower’s pledged mortgage collateral based on the quality and accuracy of the automated data provided to the FHLBNY.
Collateral Coverage of Advances
All member obligations with the FHLBNY must be fully collateralized throughout their entire term. The liquidation value of collateral pledged was $143.8 billion to cover the $80.6 billion par value in outstanding advances as of December 31, 2007. Collateral comprised of $112.0 billion in market value of eligible mortgages and $31.8 billion in market value of eligible securities, including cash collateral. Of the $143.8 billion in pledged collateral securing all outstanding member obligations, $31.8 billion was in the FHLBNY’s physical possession or that of its safekeeping agent(s); $112.0 billion was specifically listed.
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
As of December 31, 2007, other outstanding member obligations totaling $454.1 million were collateralized by an additional $1.25 billion of pledged collateral. The pledged collateral comprised of $1.2 billion in mortgage loans and $49.0 million in securities and cash collateral. The outstanding member obligations consisted of $442.3 million of standby letters of credit, $0.9 million of collateralized value of outstanding derivatives, and $10.9 million representing the members’ credit enhancement guarantee amount (“MPFCE”) on loans sold to the FHLBNY through the Mortgage Partnership Finance program. The FHLBNY’s underwriting and collateral requirements for securing Letters of Credit are the same as its requirements for securing advances.
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

Credit Risk and Concentration Risk - Advances
While the FHLBNY has never experienced a credit loss on an advance, the expanded eligible collateral for Community Financial Institutions and non-member housing associates permitted, but not required, by the Finance Board provides the potential for additional credit risk for the FHLBNY. It is the FHLBNY’s current policy to not accept “expanded” eligible collateral from Community Financial Institutions. The management of the FHLBNY has the policies and procedures in place to appropriately manage credit risk associated with the advance business. In extending credit to a member, the FHLBNY adheres to specific credit policy limits approved by its Board of Directors. The FHLBNY has not established limits for the concentrations of specific types of advances, but management reports the activity in advances to the Board each month. Each quarter, management reports the concentrations of convertible advances made to individual members. There were no past due advances and all advances were current at December 31, 2007 and 2006. Management does not anticipate any credit losses, and accordingly, the FHLBNY has not provided an allowance for credit losses on advances.
The FHLBNY’s potential credit risk from advances is concentrated in commercial banks and savings institutions. At December 31, 2007, the Bank had advances of $38.9 billion outstanding to five member institutions, representing 48.3% of total advances outstanding, and sufficient collateral was held to cover the advances to these institutions.
Top Five Advance Holders
The following table summarizes the top five advance holders (in thousands):
Top five advance holders at December 31, 2007

	December 31, 2007
			Par	Percent of	Interest
	City	State	Advances	Total **	Income

Hudson City Savings Bank*	Paramus	NJ	$14,191,000	17.6%	$461,568
New York Community Bank*	Westbury	NY	8,138,625	10.1	326,012
Manufacturers and Traders Trust Company	Buffalo	NY	6,505,625	8.1	247,104
HSBC Bank USA, National Association	New York	NY	5,508,585	6.8	240,347
Metropolitan Lfe Insurance Company	New York	NY	4,555,000	5.7	81,724

Total			$38,898,835	48.3%	$1,356,755

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

**	Percentage calculated on par value of advances.
Top five advance holders at December 31, 2006

	December 31, 2006
			Par	Percent of	Interest
	City	State	Advances	Total **	Income

Hudson City Savings Bank*	Paramus	NJ	$8,873,000	15.0%	$289,348
New York Community Bank*	Westbury	NY	7,878,877	13.4	315,626
HSBC Bank USA, National Association	New York	NY	5,009,503	8.5	260,749
Manufacturers and Traders Trust Company	Buffalo	NY	3,423,231	5.8	188,514
Astoria Federal Savings and Loan Assn.	Long Island City	NY	2,480,000	4.2	114,426

Total			$27,664,611	46.9%	$1,168,663

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

**	Percentage calculated on par value of advances.

Top five advance holders at December 31, 2005

	December 31, 2005
			Par	Percent of	Interest
	City	State	Advances	Total **	Income

New York Community Bank*	Westbury	NY	$6,476,364	10.5%	$263,161
HSBC Bank USA, National Association	New York	NY	5,008,817	8.1	167,798
Hudson City Savings Bank*	Paramus	NJ	4,300,000	7.0	139,769
North Fork Bank	Mattituck	NY	4,075,015	6.6	261,795
Manufacturers and Traders Trust Company	Buffalo	NY	3,653,730	5.9	138,552

Total			$23,513,926	38.1%	$971,075

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

**	Percentage calculated on par value of advances.
Advances outstanding to former members are summarized as below:

	Ultimate	Member of	Advances
Former Member	Acquiree Bank	FHLB	as of December 31, 2007
Citizens Bank, National Association	RBS Citizens, National Association	Boston	$1,750,000
Independence Community Bank	Sovereign Bank	Pittsburgh	978,000
Summit Bank	Bank of America, NA	Boston	231,090
Susquehanna Patriot Bank	Susquehanna Bank DV	Pittsburgh	125,000
Dime Savings Bank	Washington Mutual Bank	San Francisco	103,298
Others	Various	Various	90,256

Total			$3,277,644

	Ultimate	Member of	Advances
Former Member	Acquiree Bank	FHLB	as of December 31, 2006
Independence Community Bank	Sovereign Bank	Pittsburgh	$1,378,000
Fleet National Bank	Bank of America, National Association	Boston	287,225
Dime Savings Bank	Washington Mutual Bank	San Francisco	103,488
Empire Corporate Federal Credit Union	Members United Corporate Federal Credit Union	Chicago	6,082
N/A	NJ Housing & Mortgage Finance Agency	N/A	2,802
Others	Various	Various	3,282

Total			$1,780,879

Advances outstanding to former members — As a result of merger activities in 2007 and prior years, included in advances outstanding are advances to former members. As of December 31, 2007, the FHLBNY had advances of $1.75 billion to RBS Citizens, NA, who relocated to Rhode Island becoming a member of the FHLBank of Boston, representing 2.17% of total advances outstanding. The FHLBNY had advances of $978.0 million to Sovereign Bank, a member of the FHLBank of Pittsburgh, representing 1.21% of total advances outstanding. These advances were acquired by Sovereign Bank as a result of its acquisition of Independence Community Bank. The FHLBNY had advances of $231.0 million to Bank of America, NA, a member of the FHLBank of Boston, representing 0.29% of total advances outstanding. These advances were acquired by Bank of America, NA, as a result of its acquisition of Fleet Bank, also a member of the FHLBank of Boston, who had acquired Summit Bank, a former member of FHLBNY. The FHLBNY had advances of $125.0 million to Susquehanna Bank, DV, who relocated to Pennsylvania becoming a member of the FHLBank of Pittsburgh, representing 0.16% of total advances outstanding. These advances were issued while Susquehanna Bank DV was a member of FHLBNY. The FHLBNY had advances of $103.3 million to Washington Mutual Bank, FA, a member of the FHLBank of San Francisco, representing 0.13% of total advances outstanding. These advances were acquired by Washington Mutual Bank, FA as a result of its acquisition of The Dime Savings Bank of New York, FSB.

The FHLBNY had advances of $80.0 million to Beneficial Savings Bank, a member of the FHLBank of Pittsburgh, representing 0.10% of total advances outstanding. These advances were acquired by Beneficial Savings Bank, as a result of its acquisition of Farmers and Mechanics Bank. The FHLBNY had advances of $5.1 million to Members United Corporate, FCU representing 0.01% of total advances outstanding. These advances were acquired by Members United Corporate, FCU, as a result of its acquisition of Empire Corporate Federal Credit Union. The FHLBNY had advances of $1.043 million to TD Banknorth, NA, a member of the FHLBank of Boston, representing 0.00129% of total advances outstanding. These advances were acquired by TD Banknorth, NA, as a result of its acquisition of Interchange Bank. The FHLBNY had advances of $1.011 million to Citibank, NA, a member of the FHLBank of San Francisco, representing 0.00126% of total advances outstanding. These advances were acquired by Citibank, NA, as a result of its acquisition of European American Bank.

Investment quality
The following table summarizes the Bank’s investment by rating (in thousands):

		NRSRO Ratings- December 31, 2007
Issued, guaranteed or insured by:	Amount	AAA	AA	A
Pools of Mortgages
Fannie Mae	$1,588,563	$1,588,563	$—	$—
Freddie Mac	488,237	488,237	—	—

Total pools of mortgages	2,076,800	2,076,800	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,548,318	1,548,318	—	—
Freddie Mac	3,204,550	3,204,550	—	—
Ginnie Mae	7,482	7,482	—	—

Total CMOs/REMICs	4,760,350	4,760,350	—	—

Non-GSE MBS
CMOs/REMICs	729,331	729,331	—	—
Commercial mortgage-backed securities	1,087,713	1,087,713	—	—

Total non-federal-agency MBS	1,817,044	1,817,044	—	—

Asset-Backed Securities
Manufactured housing (insured)	260,972	260,972	—	—
Home equity loans (insured)	457,294	457,294	—	—
Home equity loans (uninsured)	335,323	335,323	—	—

Total asset-backed securities	1,053,589	1,053,589	—	—

Total mortgage-backed securities	$9,707,783	$9,707,783	$—	$—

Non-MBS Investment securities
State and local housing finance agency obligations	$576,971	$271,252	$305,719	$—

Short-term Investments*
Interest-bearing deposits	$10,696,687
Federal funds sold	4,381,000

Total Short-term investments	$15,077,687

*	Short-term investments were placed with counterparties with ratings that were single-A or better at December 31, 2007.
In January, 2008, Fitch Investor Services (“Fitch”) downgraded Ambac Assurance Corp (“Ambac”) to double-A with negative watch. As a result, three mortgage-backed securities, insured by Ambac with amortized cost of $86.8 million and market value of $81.9 million at December 31, 2007, were downgraded by Fitch to double-A with negative watch. S&P does not rate one of the securities, and continues to rate the two remaining securities as triple-A. Moody’s continues to rate all three securities as triple-A. In addition, S&P and Moody’s placed Ambac and MBIA Insurance Corp., (“MBIA”) under negative watch in January, 2008 so that thirteen mortgage-backed securities, with amortized cost of $267.2 million and market value of $260.0 million at December 31, 2007 that are insured by Ambac and MBIA, were placed on negative watch. Between February 25, 2008 and March 12, 2008, S&P and Moody’s removed the 13 securities from negative watch, and reaffirmed these securities as triple-A. Fitch also reaffirmed its double-A rating to the three securities and removed the negative watch. S&P and Moody’s reaffirmed MBIA as triple-A with negative outlook on February 25 and February 26, 2008. Both S&P and Moody’s reaffirmed Ambac as triple-A with negative outlook on March 12, 2008.
Investments in two bonds issued by state and local housing finance agencies were also placed under negative watch by S&P and Moody’s in January 2008. The two bonds are insured by MBIA. Amortized cost and market values of the two bonds were $110.6 million at December 31, 2007.

The Bank has analyzed its investments in light of the prevailing market conditions and believes impairment, if any, is only temporary. The management of the FHLBNY has the positive intent to hold the securities to the ultimate recovery of their value, and the Bank has the financial ability to hold all such securities to their ultimate recovery of value.
Impairment of investments is evaluated considering numerous factors and their relative significance varies case-by-case. Factors considered include the length of time and extent to which the market value has been less than carrying value; the financial condition and near-term prospects of the issuer of the security; the Bank’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. If based upon an analysis of each of the above factors, it is determined that the impairment is other-than-temporary, the carrying value of the security is written down to fair value and a loss is recognized through earnings.
Based upon this analysis, it was determined that the Bank did not experience any other- than-temporary impairment in the value of its investments in 2007, 2006 or 2005.
Long-term investments
Long-term investments were principally comprised of held-to-maturity government sponsored enterprises and privately issued mortgage-backed, commercial mortgage-backed, and asset-backed securities, collectively referred to as “MBS” that were rated triple-A by Moody’s and S&P at December 31, 2007.
In addition, the FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) that were rated at least “Aa” by Moody’s and “AA” by S&P.
Mortgage-backed securities (MBS)
Residential mortgage-backed securities supported by loans with low FICO scores and high Loan-to-value ratios - At December 31, 2007, the Bank’s investments in mortgage-backed securities aggregated $9.7 billion. The Bank identified certain residential mortgage-backed securities (“RMBS”), with amortized cost of $792.6 million that were supported by loans with low FICO scores or high loan-to-value ratios (“HLTVs”). The table below summarizes the securities. In January 2008, certain RMBS were downgraded and others were under downgrade watch, and such ratings actions are also summarized below.
Three held-to-maturity mortgage-backed securities were downgraded to double-A by Fitch Investors Service. Another 13 MBS and two housing finance agency bonds were put under negative watch by S&P and Moody’s in January 2008. These securities were either home-equity loans or non-conforming residential mortgage loans collateralized by loans with either low FICO scores or high loan-to-value ratios. Between February 25, 2008 and March 12, 2008, S&P and Moody’s removed the 13 securities from negative watch. S&P and Moody’s reaffirmed their triple-A rating. Fitch reaffirmed its double-A rating to the three securities that it had downgraded in January 2008 and removed the negative watch.

The table below summarizes book and market values of MBS securities supported by loans with low FICO scores and high LTVs, and impacted by the rating agency actions. (in thousands):

	December 31, 2007
			Low FICO[2]		High HLTVs[3]
	Totals		RMBS		RMBS
	Book	Market Value	Book	Market Value	Book	Market Value

Securities downgraded[1]	$86,790	$81,913	$50,787	$48,092	$36,003	$33,821
Securities under downgrade watch	267,210	260,000	222,421	217,202	44,789	42,798

	354,000	341,913	273,208	265,294	80,792	76,619
Securities — Stable	438,616	415,361	438,616	415,361	—	—

	$792,616	$757,274	$711,824	$680,655	$80,792	$76,619

	January 31, 2008
			Low FICO[2]		High HLTVs[3]
	Totals		RMBS		RMBS
	Book	Market Value	Book	Market Value	Book	Market Value

Securities downgraded[1]	$85,710	$80,520	$50,215	$47,525	$35,495	$32,995
Securities under downgrade watch	262,816	251,096	218,733	208,918	44,083	42,178

	348,526	331,616	268,948	256,443	79,578	75,173
Securities — Stable	429,408	409,495	429,408	409,495	—	—

	$777,934	$741,111	$698,356	$665,938	$79,578	$75,173

[1]	See discussions below.
Management’s discussions of the rating actions with respect to securities summarized in the table above follow:
MBS supported by collateral with low FICO scores 2 - Held-to-maturity MBS at December 31, 2007 included with amortized cost of $711.8 million (market value $680.7 million) of seasoned MBS (acquired prior to 2003), and supported by non-conforming residential mortgage loans and home-equity loans collateralized at the time of issuance by loans with a weighted average FICO score of 660 or less. All securities were rated triple-A at the time of purchase and at December 31, 2007.
•	At December 31, 2007, 16 mortgage-backed securities with an amortized cost of $354.0 million and market value of $341.9 million were insured either by MBIA Insurance Corp. (“MBIA”) or Ambac Assurance Corp. (“Ambac”), both of which were rated triple -A by S&P, Moody’s and Fitch at the time of purchase. During December 2007 and January 2008 S&P and Moody’s placed MBIA and Ambac on negative outlook and negative watch for a possible downgrade. On February 25, S&P affirmed MBIA at triple-A with a negative outlook; it also affirmed Ambac at triple-A with a negative watch.

•	In January 2008, two mortgage-backed securities with low FICO scores were downgraded to double-A negative watch by Fitch. The two securities are insured by Ambac. Moody’s continues to rate the two securities as triple-A. S&P rates only one of the two securities which is rated triple-A. At December 31, 2007, the book value of the two securities was $50.8 million and market value was $48.1 million. At January 31, 2008, the book value of the two securities was $50.2 million and market value was $47.5 million. Between February and March 2008, Fitch reaffirmed its double-A rating to the two securities and removed the negative watch.

•	S&P and Moody’s also placed 12 mortgage-backed securities with low FICO scores under negative watch in February 2008. At December 31, 2007, book value of the 12 securities was $222.4 million and market value was $217.2 million. At January 31, 2008, the book value was $218.7 million and the market value was $208.9 million. Between February 25, 2008 and March 12, 2008, S&P and Moody’s removed the 12 securities from negative watch. S&P and Moody’s re-affirmed their triple-A rating.
Although principal and interest payments of these securities are current and the liquidity of MBIA and Ambac is sound, the market value of these securities may be affected by a rating downgrade of MBIA and/or Ambac.
MBS supported by collateral with high loan-to-value ratios 3 - At December 31, 2007, two seasoned mortgage-backed securities were supported by loans with high loan-to-value ratios (“HLTVs”). The securities were collateralized at the time of issuance by loans with a weighted average FICO score of 695 or greater. All securities were rated triple-A at the time of purchase and at December 31, 2007. Book value of the two securities supported by loans with high HLTVs was $80.8 million and market value was $76.6 million at December 31, 2007.
In January 2008, one security supported by loans with high loan-to-value ratios was downgraded by Fitch Investors Services to double-A negative watch. S&P and Moody’s continue to rate the two securities as triple-A. The December 31, 2007 book value of the security was $36.0 million and the market value was $33.8 million. The January 31, 2008 book value was $35.5 million and market value was $33.0 million.
In January 2008, the second security supported by loans with high loan-to-value ratios was put on downgrade watch by S&P and Moody’s. The December 31, 2007 book value of the security was $44.8 million and the market value was $42.8 million. The January 31, 2008 book value was $44.1 million and market value was $42.2 million. On March 12, 2008, S&P and Moody’s removed the security from negative watch and re-affirmed the security’s triple-A rating. Fitch re-affirmed its double-A rating.
State and local housing finance agency bonds
At December 31, 2007, the FHLBNY owned four state and local housing finance agency bonds with an amortized cost of $161.1 million ($161.6 million market value) that were insured either by MBIA or Ambac at the time of purchase.
In January 2008, S&P and Moody’s placed two bonds under negative watch. Book and market values of the 2 bonds was $110.6 million at December 31, 2007. At January 31, 2008, book and market values were $110.6 million and $110.3 million.
Monoline insurer risk - At December 31, 2007, the table below summarizes residential mortgage-backed securities supported by low FICO score and high loan-to-value ratios. The amortized cost of such securities aggregated $792.6 million at December 31, 2007. The Bank had insured $457.3 million of such securities with MBIA Insurance Corp., Ambac Assurance Corp. or Financial Security Assurance Inc. In addition, the Bank had also insured certain commercial mortgage-backed and MBS supported by manufactured housing loans.
In sum, at December 31, 2007, the Bank owned twenty-five mortgage-backed securities covered by insurance policies issued by MBIA Insurance Corp. (“MBIA”), Ambac Assurance Corp. (“Ambac”), and Financial Security Assurance Inc. (“FSA”).

In January and February 2008, Ambac and MBIA had their external ratings downgraded by Fitch Investors Service. In February 2008, S&P rated MBIA at triple-A with a negative outlook, and rated Ambac at triple-A with negative watch. Ratings downgrade imply an increased risk that these insurers will fail to fulfill their obligations to reimburse the Bank for claims under the insurance policies.
The table below summarizes the Bank’s exposure to MBIA1, Ambac1, and FSA2 at December 31, 2007 and January 31, 2008 (dollars in thousands):

	Mortgage-backed security insurance coverage
	December 31, 2007
	Number of securities	Security class	Amortized cost	Market value

Bank purchased insurance (WRAP)
MBIA	3	CMBS	$177,450	$176,780
FSA	2	RMBS	83,413	78,315
FSA	2	Manuctured Housing Bonds	260,972	260,522

	7		521,835	515,617

Insured at issuance
MBIA & AMBAC	16	RMBS	354,000	341,913
FSA	2	RMBS	19,881	19,795

	18		373,881	361,708

Total	25		$895,716	$877,325

	Mortgage-backed security insurance coverage
	January 31, 2008
	Number of securities	Security class	Amortized cost	Market value

Bank purchased insurance (WRAP)
MBIA	3	CMBS	$165,129	$164,523
FSA	2	RMBS	82,886	78,535
FSA	2	Manuctured Housing Bonds	258,147	261,528

	7		506,162	504,586

Insured at issuance
MBIA & AMBAC	16	RMBS	348,526	331,616
FSA	2	RMBS	19,724	19,622

	18		368,250	351,238

Total	25		$874,412	$855,824

[1]	Rated triple-A by S&P and Moody’s; double-A by Fitch

[2]	Rated triple-A by S&P, Moody’s and Fitch

Note:	CMBS is commercial mortgage-backed security; RMBS is residential mortgage-backed security. Manufactured Housing Bond is a mortgage backed security supported by manufactured housing loans.
Ten housing finance agency bonds, with amortized cost of $244.5 million and market value of $248.7 million at December 31, 2007 were covered by insurance policies underwritten by FSA, Ambac and MBIA.

Short-term investments
The FHLBNY maintains substantial investments in high-quality, short- and intermediate-term financial instruments. At December 31, 2007 and 2006, the FHLBNY’s short-term investments consisted of interest-bearing deposits, certificates of deposits, and overnight and term Federal funds sold at highly-rated financial institutions. The Bank invests in certificates of deposits with maturities not exceeding one year issued by major financial institutions, recorded at amortized cost and reported as interest-bearing deposits in the statements of condition.
Mortgage Loans
The following table summarizes Mortgage Partnership Finance Loans (“MPF” or “Mortgage Partnership Finance program”) by loss layer structure product types (in thousands):

	December 31,
	2007	2006	2005

Original MPF	$153,939	$141,027	$129,482
MPF 100	40,532	45,731	48,360
MPF 125	433,864	444,122	462,796
MPF 125 Plus	847,091	830,744	795,087
Other	8,359	10,643	14,302

Total MPF Loans *	$1,483,785	$1,472,267	$1,450,027

*	Par amount of total mortgage loan held-for-portfolio includes CMA, par amount at December 31, 2007 was $4,102.
Original MPF - The first layer of losses are applied to the First Loss Account provided by the Bank. The member then provides a credit enhancement up to “AA” rating equivalent. Credit losses beyond the first two layers, though a remote possibility, would be absorbed by the FHLBNY.
MPF 100 - The first layer of losses is applied to the First Loss Account provided by the Bank. Losses incurred in the First Loss Account are deducted from credit enhancement fees payable to the member after the third year. The member then provides a credit enhancement up to “AA” rating equivalent less the amount placed in the FLA. Credit losses beyond the first two layers, though a remote possibility, would be absorbed by the FHLBNY.
MPF 125 - The first layer of losses is applied to the First Loss Account provided by the Bank. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. The member then provides a credit enhancement up to “AA” rating equivalent less the amount placed in the FLA. Credit losses beyond the first two layers, though a remote possibility would be absorbed by the FHLBNY.
MPF Plus - The first layer of losses is applied to the First Loss Account (“FLA”) in an amount equal to a specified percentage of loans in the pool as of the sale date. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. The member acquires an additional Credit Enhancement (“CE”) coverage through a supplemental mortgage insurance policy (“SMI”) to cover second-layer losses that exceed the deductible (“FLA”) of the Supplemental Mortgage Insurance policy. Losses not covered by the First Loss Account or Supplemental Mortgage Insurance coverage will be paid by the member’s Credit Enhancement obligation up to “AA” rating equivalent. Losses that exceeded the Credit Enhancement obligation, though a remote possibility, would be absorbed by the Bank.

Federal Housing Administration/Veteran Administration Insured Loans - The Participating Financial Institution provides and maintains (“FHA/VA”) insurance for FHA/VA mortgage loans; the Participating Financial Institution is responsible for compliance with all FHA/VA requirements and for obtaining the benefit of the FHA/VA insurance or the insurance with respect to defaulted mortgage loans.
Collateral types and general description of the primary mortgage loans are as follows:
•	MPF single-family fully amortizing residential loans are comprised of “Fixed 15” years or less, greater than 15 years but less than or equal to 20 years and greater than 20 years but less than or equal to 30 years maturity. Property types consist of 1-4 family attached, detached, and planned unit developments, condominiums, and non-mobile manufactured housing properties.

•	Multi-family portfolio consists of “Ten-year balloon” notes collateralized by multi-family units from 5 to 1000 units in the metropolitan area of New York City. These participations were purchased under Community Mortgage Asset program, which has been suspended indefinitely and the portfolio is running off. Loans were underwritten to debt service coverage not to be less than 125% and a loan-to-value ratio not to exceed 75%.
Limitations on the MPF portfolio are the loan lending limits established by Office of Federal Housing Enterprise Oversight.
Participating Financial Institutions (“PFI”) may use whichever underwriting system they choose. While MPF loans generally conform to criteria for sale such as used by Freddie Mac and Fannie Mae, in addition, each loan is created or sold only if the lender is willing to share in the management of that loan’s credit risk. Participating Financial Institutions contact the Federal Home Loan Bank of Chicago, the MPF Provider, to credit enhance and sell loans into the MPF program. The credit enhancement software used by the Mortgage Partnership Finance provider for MPF analyzes the risk characteristics of each loan and determines the amount of credit enhancement required, but the decision whether to deliver the loan into the Mortgage Partnership Finance Program is made solely by the Participating Financial Institution.
Most PFIs service loans on an actual/actual form of remittance which requires the PFI to remit whatever amounts it collects. Participating Financial Institutions participating in the Mortgage Partnership Finance Plus and Mortgage Partnership Finance for FHA/VA products must service loans on a scheduled/scheduled form of remittance which requires the Participating Financial Institution to remit each month whatever scheduled interest and scheduled principal payments are due, whether the amounts are collected. The PFI must remit scheduled interest and scheduled principal whether or not mortgage payments are received.
Mortgage loans - Past due
In the FHLBNY’s outstanding mortgage loans held-for-portfolio, non-performing loans and loans 90 days or more past due and accruing interest were as follows (in thousands):

	December 31,
	2007	2006

Mortgage loans, net of provisions for credit losses	$1,491,628	$1,483,419

Non-performing mortgage loans held-for-portfolio	$4,179	$2,089

Mortgage loans past due 90 days or more and still accruing interest	$384	$850

Mortgage loans - Non-performing
The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Years ended December 31,
	2007	2006

Interest contractually due	$137	$49
Interest actually received	112	43

Shortfall	$25	$6

Interest reported as income [1]	$—	$—

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.
Non-performing mortgage loans were conventional mortgage loans that were placed on non-accrual/non-performing status when the collection of the contractual principal or interest from the borrower was 90 days or more past due. FHLBNY considers conventional loans (excluding Federal Housing Administration (“FHA”) and Veteran Administration (“VA”) insured loans) that are 90 days or more past due as non-accrual loans. Conventional loans in non-accrual status aggregated $4.2 million or 0.3% of the total MPF portfolio at December 31, 2007. At December 31, 2006 and 2005, conventional loans in non-accrual status were $2.1 million and $0.8 million, representing 0.1% of the MPF portfolio at those dates. FHA and VA insured loans aggregating $0.4 million, $0.9 million, and $1.4 million were past due 90 days or more at December 31, 2007, 2006 and 2005, respectively with interest still being accrued because of VA and FHA insurance. No loans were impaired at December 31, 2007, 2006 and 2005 other than the non-accrual loans.
Mortgage Loans - Allowance for Credit Losses
Roll-forward information with respect to allowances for credit losses was as follows (in thousands):

	Years ended December 31,
	2007	2006	2005

Beginning balance	$593	$582	$507

Charge-offs	—	(18)	—
Recoveries	—	18	—

Net charge-offs	—	—	—
Provision for credit losses	40	11	75

Ending balance	$633	$593	$582

The First Loss Account memorializes the first tier of credit exposure of the FHLBNY. It is not an indication of inherent losses in the loan portfolio and is not a loan loss reserve. The FHLBNY is responsible for losses up to this “first loss level”. Losses beyond this layer are absorbed through credit enhancement provided by the member participating in the Mortgage Partnership Finance Program. All residual credit exposure is FHLBNY’s responsibility. In 2007, no charge off was incurred and there were no foreclosures. In 2006, one conventional loan was foreclosed and the PFI took possession to and sold the property at a loss. The Bank incurred a loss of $18 thousand which represented the amount of residual loss for which the Bank was responsible under the “first loss layer.” Under the terms of the MPF Plus product type, the FHLBNY exercised its right to offset the loss from subsequent credit enhancement fees paid to the PFI.

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
For conventional MPF Loans in the years ended December 31, 2007, 2006 and 2005, the PFIs were required to repurchase 10, 3 and 11 loans for a total of $1.9 million, $0.3 million and $1.4 million in each of those years. The FHLBNY has not experienced any losses related to these conventional MPF Loan repurchases.
Mortgage Loans - Credit Risk
Through the MPF program, the FHLBNY invests in home mortgage loans originated by or through members or approved state and local housing finance agencies (“housing associates”). The FHLBNY purchases these mortgages loans under the Finance Board’s Acquired Member Assets (“AMA”) regulation. These assets may include: whole loans eligible to secure advances (excluding mortgages above the conforming-loan limit); whole loans secured by manufactured housing; or bonds issued by housing associates.
In the MPF program, the FHLBNY purchases conventional mortgage loans from its participating members, referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans outstanding at December 31, 2007 and 2006 were $8.4 million and $10.6 million, representing 0.56% and 0.72%, of the remaining outstanding mortgage loans held-for-portfolio at December 31, 2007 and December 31, 2006.
The FHLBNY bases its provision for credit losses on its estimate of probable credit losses inherent in the Mortgage Partnership Finance portfolio as of the balance sheet date. The estimates are based on a variety of factors including performance history and analysis of industry standards for similar mortgage portfolios. Credit risks take into account the private mortgage insurance and other credit enhancement features that accompany the Mortgage Partnership Finance loans (but not the “First Loss Account”) to provide credit assurance to the FHLBNY.
Participating Financial Institutions Risk
The members or housing associates that are approved as Participating Financial Institutions continue to bear a significant portion of the credit risk through credit enhancements that they provide to the FHLBNY. The Acquired Member Assets regulation requires that these credit enhancements be sufficient to protect the FHLBNY from excess credit risk exposure. Specifically, the FHLBNY exposure must be no greater than it would be with an asset rated in the fourth-highest credit rating category by a Nationally Recognized Statistical Rating Organization, or such higher rating category as the FHLBNY may require. The Mortgage Partnership Finance program is constructed to provide the Bank with assets that are credit-enhanced to the second-highest credit rating category (double-A).

The top five Participating Financial Institutions (PFI) and the outstanding MPF loan balances are listed below (dollar amounts in thousands):

	December 31, 2007
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$848,759	57.20%
Astoria Federal Savings and Loan Association	257,609	17.36
Community Bank NA	109,059	7.35
Ocean First Bank	60,488	4.08
The Lyons National Bank	31,392	2.12
All Others	176,478	11.89

Total [1]	$1,483,785	100.00%

	December 31, 2006
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$832,712	56.56%
Astoria Federal Savings and Loan Association	257,486	17.49
Elmira Savings and Loan F.A.	101,438	6.89
Ocean First Bank	55,932	3.80
The Lyons National Bank	34,883	2.37
All Others	189,816	12.89

Total [1]	$1,472,267	100.00%

[1]	Totals do not include CMA loans.
Mortgage Loans - Potential Credit Losses
Par amount of conventional MPF loans outstanding were $1.5 billion, $1.4 billion, and $1.4 billion at December 31, 2007, 2006 and 2005. The par value of Federal Housing Administration and Veteran Administration insured loans outstanding were $8.4 million, $10.6 million, and $14.3 million at December 31, 2007, 2006 and 2005.
The FHLBNY and the Participating Financial Institution share the credit risks of the uninsured Mortgage Partnership Finance loans by structuring potential credit losses into layers. Collectibility of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for Mortgage Partnership Finance loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. Credit losses are first absorbed by FHLBNY up to the level of the First Loss Account for which the maximum exposure were estimated to be $12.9 million, $12.2 million and $11.3 million at December 31, 2007, 2006 and 2005. The FHLBNY is entitled to recover any “first losses” incurred from the member up to the amount of credit enhancement fees paid by the FHLBNY to the member. The member is responsible for the second loss layer, estimated to be $10.9 million, $8.5 million, and $8.3 million at December 31, 2007, 2006 and 2005. The FHLBNY is again responsible for any residual losses.

The following table provides roll-forward information with respect to the First Loss Account (in thousands):

	Years ended December 31,
	2007	2006	2005

Beginning balance	$12,162	$11,319	$9,336

Additions	785	843	1,983
Charge-offs	—	—	—
Recoveries	—	—	—

Ending balance	$12,947	$12,162	$11,319

The aggregate amount of the First Loss Account is memorialized and tracked but is neither recorded nor reported as a credit loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the Participating Financial Institutions. The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it originates. For managing this risk, Participating Financial Institutions receive monthly “credit enhancement fees” from the FHLBNY.
Mortgage Loans - Credit Enhancement
The amount of the credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement becomes an obligation of the Participating Financial Institution. For taking on the credit enhancement obligation, the Participating Financial Institution receives a credit enhancement fee that is paid by the FHLBNY. For certain Mortgage Partnership Finance products, the credit enhancement fee is accrued and paid each month. For other Mortgage Partnership Finance products, the credit enhancement fee is accrued monthly and is paid monthly after the FHLBNY has accrued 12 months of credit enhancement fees. Credit enhancement fees charged against interest income from mortgage loans was $1.7 million in 2007 and 2006, and $1.5 million in 2005. The FHLBNY has not incurred any losses in any periods reported that were not fully recovered. Accordingly, no recoveries from credit enhancement fees paid were necessary other than inconsequential amounts in 2006.
The portion of the credit enhancement that is an obligation of the Participating Financial Institution (“PFI”) must be fully secured with pledged collateral. A portion of the credit enhancement may also be covered by insurance, subject to limitations specified in the Acquired Member Assets regulation. Each member or housing associate that participates in the Mortgage Partnership Finance program must meet financial performance criteria established by the FHLBNY. In addition, each approved PFI must have a financial review performed by the FHLBNY on an annual basis.
The second layer is that amount of credit obligation that the Participating Financial Institution has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the Participating Financial Institution for taking on this obligation. The FHLBNY assumes all residual risk.
As of December 31, 2006 and 2005, the FHLBNY held Mortgage Partnership Finance loans collateralized by real estate in 49 states and 45 states. At December 31, 2007, there was a concentration of loans (71.8% by number of loans and 68.4% by amounts outstanding) in New York State, which is to be expected since the largest two PFIs are located in New York. At December 31, 2006, there was a concentration of loans (69.7% by numbers of loans, and 72.1% by amounts outstanding) in New York State. At December 31, 2005, there was a concentration of loans (72.1% by numbers of loans, and 70.7% by amounts outstanding) in New York State. There is nothing in the New York State financial outlook that indicates that this concentration presents an undue risk.

The FHLBNY also holds participation interests in residential and community development mortgage loans through its pilot Community Mortgage Asset program. Acquisitions of participations under the Community Mortgage Asset program were suspended indefinitely in November 2001. Participation interests in Community Mortgage Asset loans are reviewed at least annually.
Mortgage Loans - Allowance for Credit Losses
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
The FHLBNY also holds participation interest in residential and community development mortgage loans through its Community Mortgage Asset program. Acquisition of participations under the Community Mortgage Asset program was suspended indefinitely in November 2001, and the outstanding balance was down to $4.1 million at December 31, 2007 from $4.9 million at December 31, 2006. If adversely classified, Community Mortgage Asset loans will have additional reserves established based on the shortfall of the underlying estimated liquidation value of collateral to cover the remaining balance of the Community Mortgage Asset loan. Reserve values are calculated by subtracting the estimated liquidation value of the collateral (after sale value) from the current remaining balance of the Community Mortgage Asset Loan.
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
Lending commitments include commitments to purchase and originate loans and commitments to fund unused lines of credit. Commitments to extend credits are conditional and have fixed expiration dates. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The FHLBNY evaluates creditworthiness on a case-by-case basis. Unused lines of credit to members totaled $19.5 billion at December 31, 2007.

In connection with the Mortgage Partnership Finance program activities, the FHLBNY has commitments to purchase loans and to originate loans with the MPF 100 program. Commitments to purchase loans are considered derivative instruments and represent obligations on a mandatory delivery basis. Outstanding delivery commitments totaled $1.4 million and $9.5 million at December 31, 2007 and 2006; estimated fair values of the outstanding mandatory delivery commitment at December 31, 2007 and 2006 were de minimus.
In addition to the contractual obligations discussed above, the FHLBNY has contingent liabilities related to standby letters of credit. Standby letters of credit are conditional commitments issued by the FHLBNY to guarantee the performance of a member to a third party. The guarantees are for terms up to 15 years at December 31, 2007 and are fully collateralized. For each guarantee issued, if the member defaults on a payment to the third party, the FHLBNY would have to perform under the guarantee. Outstanding letters of credit totaled $442.3 million and $331.1 million at December 31, 2007 and 2006.
Off-balance sheet arrangements with respect to derivatives are discussed in detail in Note 19 to the FHLBNY’s audited financial statements.
The following table summarizes contractual obligations and other commitments as of December 31, 2007 (in thousands):

	Payments due or expiration terms by period [1]
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par	$38,027,475	$17,392,250	$5,281,945	$5,354,300	$66,055,970
Mandatorily redeemable capital stock [1]	127,010	94,629	15,281	1,676	238,596
Premise and equipment (rental and lease obligations)	2,992	4,589	4,346	12,047	23,974

Total contractual obligations	38,157,477	17,491,468	5,301,572	5,368,023	66,318,540

Other commitments
Standby letters of credit	408,009	4,882	20,928	8,443	442,262
Unused lines of credit and other conditional commitments	19,512,009	—	—	—	19,512,009
Consolidated obligation bonds/discount notes traded not settled	956,937	—	—	—	956,937
Firm commitment-advances	5,350	—	—	—	5,350
Open delivery commitments (MPF)	1,351	—	—	—	1,351

Total other commitments	20,883,656	4,882	20,928	8,443	20,917,909

Total obligations and commitments	$59,041,133	$17,496,350	$5,322,500	$5,376,466	$87,236,449

[1]	Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and these dates better represent the related commitments than the put dates associated with capital stock under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.

Consolidated obligations - Joint and several liability
Although the FHLBNY is primarily liable for those consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock from, any member or non-member stockholder until the Finance Board approves the FHLBNY’s consolidated obligation payment plan or another remedy, and until the FHLBNY pays all the interest and principal currently due under all its consolidated obligations. The par amount of the outstanding consolidated obligations of all 12 FHLBanks were $1,189.7 billion, $951.9 billion and $937.4 billion at December 31, 2007, 2006 and 2005.
The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Board determines that the non-complying FHLBank is unable to make the payment, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks in proportion to each FHLBank’s participation in all consolidated obligations outstanding or on any other basis determined by the Finance Board. As discussed more fully in Note 21 to audited financial statements, the FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other” (“FIN 45”), FIN 45 would have required FHLBNY to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee and meets the scope exceptions in FIN 45. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2007 or December 31, 2006.
Because the FHLBNY is jointly and severally liable for debt issued by other FHLBanks, the FHLBNY has not identified consolidated obligations outstanding by primary obligor. The FHLBNY does not believe that the identification of particular banks as the primary obligors on these consolidated obligations is relevant because all FHLBanks are jointly and severally obligated to pay all consolidated obligations. The identity of the primary obligor does not affect the FHLBNY’s investment decisions. The FHLBNY’s ownership of consolidated obligations in which other FHLBanks are primary obligors does not affect the FHLBNY’s “guarantee” on consolidated obligations as there is no automatic legal right of offset. Even if the FHLBNY were to claim an “offset,” the FHLBNY would still be jointly and severally obligated for any debt service shortfall caused by the FHLBanks’ failure to pay.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management. Market risk or interest rate risk (“IRR”) is the risk of loss to market value or future earnings that may result from changes in the interest rate environment. Embedded in IRR is a tradeoff of risk versus reward wherein the FHLBNY could earn higher income by having higher IRR through greater mismatches between its assets and liabilities at the cost of potential significant falls in market value and future income if the interest rate environment turned against the FHLBNY’s expectations. The FHLBNY has opted to retain a modest level of IRR which allows it to preserve its capital value while generating steady and predictable income. In keeping with that philosophy, the FHLBNY’s balance sheet consists of predominantly short-term and LIBOR-based assets and liabilities. More than 80 percent of the FHLBNY’s financial assets are either short-term or LIBOR-based, and a similar percentage of its liabilities are also either short-term or LIBOR based. These protect the FHLBNY’s capital from large changes in value arising from interest rate or volatility changes.
The primary tool used by management to achieve the desired risk profile is the use of interest rate exchange agreements (“swaps”). All the LIBOR-based advances are long-term advances that are swapped to 3- or 1-month LIBOR or possess adjustable rates which periodically reset to a LIBOR index. Similarly, a majority of the long-term COs are swapped to 3- or 1-month LIBOR. These features create a relatively steady income that changes in concert with prevailing interest rate changes to maintain a spread to short-term rates.
Despite its conservative philosophy, IRR does arise from a number of aspects of the FHLBNY’s portfolio. These include the embedded prepayment options, refunding needs, rate resets between the FHLBNY’s short-term assets and liabilities, and basis risks arising from differences between the yield curves associated with the FHLBNY’s assets and its liabilities. To address these concerns, the FHLBNY uses certain key IRR measures including re-pricing gaps, duration of equity (“DOE”), value at risk (“VaR”), net interest income (“NII”) at risk, and forecasted dividend rates.
Risk Measurements. The FHLBNY’s Risk Management Policy sets up a series of risk limits that the FHLBNY calculates on a regular basis. The risk limits are as follows:
•	The option-adjusted DOE is limited to a range of +/- four years in the interest rates unchanged case and to a range of +/- six years in the +/-200bps shock cases.

•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.

•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under both the +/-200bps shocks compared to the rates unchanged case.

•	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.
The FHLBNY’s portfolio, including its derivatives, is tracked by the FHLBNY and the overall mismatch between assets and liabilities are summarized by using a DOE measure. The FHLBNY’s quarterly 2007 DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	+200bps DOE
December 31, 2006	1.10	-3.11	2.84
March 31, 2007	1.12	-2.91	2.93
June 30, 2007	1.86	-3.21	2.74
September 30, 2007	1.31	-4.18	2.35
December 31, 2007	-0.59	-4.77	1.48

As the table notes, the DOE has remained within its limits. Duration indicates any cumulative repricing/maturity imbalance in the FHLBNY’s financial assets and liabilities. A positive DOE indicates that, on average, the liabilities will reprice or mature sooner than the assets. A negative DOE indicates that, on average, the assets will reprice or mature earlier than the liabilities. The FHLBNY measures its DOE using software that incorporates any optionality within the FHLBNY’s portfolio using well-known and tested financial pricing theoretical models.
The FHLBNY does not rely solely on the DOE measure as a mismatch measure between its assets and liabilities. It also performs the more traditional gap measure that subtracts re-pricing/maturing liabilities from re-pricing/maturing assets over time. The FHLBNY observes the differences over various horizons, but has set a 10 percent of assets limit on cumulative re-pricings at the one-year point. This quarterly observation of the one-year cumulative re-pricing gap is provided in the table below and indicates that the FHLBNY has remained within its limit:

One Year Re-
pricing Gap
December 31, 2006	$2.801 Billion
March 31, 2007	$2.513 Billion
June 30, 2007	$3.419 Billion
September 30, 2007	$3.136 Billion
December 31, 2007	$3.671 Billion
The FHLBNY’s review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. FHLBNY projects asset and liability volumes and spreads over a one-year horizon and then simulates expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the FHLBNY has too much exposure in its net interest income over the coming twelve month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of the FHLBNY’s expected net interest income under both +/-200bps shocks over the next twelve months is provided in the table below:

	Sensitivity in	Sensitivity in
	the - 200bps	the +200bps
	Shock	Shock
December 31, 2006	-2.23%	-1.96%
March 31, 2007	11.66%	-9.92%
June 30, 2007	-6.05%	5.37%
September 30, 2007	10.25%	-9.07%
December 31, 2007	-10.13%	3.45%

Aside from income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes including optionality and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below:

	-200bps Change	+200bps Change
	in MVE	in MVE
December 31, 2006	-2.68%	-4.54%
March 31, 2007	-2.70%	-4.68%
June 30, 2007	-1.12%	-4.95%
September 30, 2007	-3.30%	-4.22%
December 31, 2007	-6.51%	-1.77%
As noted, the potential declines under these shocks are within the FHLBNY’s limits of a maximum ten percent.

The following table displays the FHLBNY’s maturity/repricing gaps1 as of December 31, 2007 (in millions):

	Interest Rate Sensitivity
	December 31, 2007
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$15,469	$130	$428	$312	$808
MBS Investments	1,446	1,332	3,109	1,814	2,007
Adjustable-rate loans and advances	19,813	—	—	—	—

Net unswapped	36,728	1,462	3,537	2,126	2,816

Fixed-rate loans and advances	11,364	3,476	10,188	6,767	28,985
Swaps hedging advances	45,017	(1,624)	(8,196)	(6,343)	(28,855)

Net fixed-rate loans and advances	56,382	1,852	1,992	424	130
Loans to other FHLBanks	55	—	—	—	—

Total interest-earning assets	$93,165	$3,314	$5,529	$2,550	$2,946

Interest-bearing liabilities:
Deposits	$1,644	$—	$—	$—	$—

Discount notes	34,234	557	—	—	—
Swapped discount notes	—	—	—	—	—

Net discount notes	34,234	557	—	—	—

Consolidated Obligation Bonds
FHLB bonds	26,215	17,407	13,242	5,022	4,180
Swaps hedging bonds	26,551	(13,801)	(7,946)	(2,760)	(2,045)

Net FHLB bonds	52,766	3,606	5,297	2,262	2,135

Total interest-bearing liabilities	$88,645	$4,163	$5,297	$2,262	$2,135

Post hedge gaps:
Periodic gap	$4,520	$(849)	$232	$287	$811
Cumulative gaps	$4,520	$3,671	$3,903	$4,190	$5,001
Note: Numbers may not add due to rounding.

[1]	Repricings are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the expected call date under the current interest rate environment or the instrument’s contractual maturity.

The following table displays the FHLBNY’s maturity/repricing gaps1 as of December 31, 2006 (in millions):

	Interest Rate Sensitivity
	December 31, 2006
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$9,669	$126	$408	$309	$843
MBS Investments	1,150	994	4,153	1,907	2,428
Adjustable-rate loans and advances	13,251	—	—	—	—

Net unswapped	24,071	1,120	4,561	2,216	3,271

Fixed-rate loans and advances	5,678	2,744	9,799	7,073	20,444
Swaps hedging advances	34,745	(1,593)	(6,415)	(6,483)	(20,254)

Net fixed-rate loans and advances	40,423	1,151	3,384	590	189
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$64,494	$2,271	$7,946	$2,806	$3,460

Interest-bearing liabilities:
Deposits	$2,389	$—	$—	$—	$—

Discount notes	12,171	21	—	—	—
Swapped discount notes	—	—	—	—	—

Net discount notes	12,171	21	—	—	—

Consolidated Obligation Bonds
FHLB bonds	18,339	11,747	23,070	5,560	3,481
Swaps hedging bonds	28,344	(9,045)	(15,071)	(2,313)	(1,915)

Net FHLB bonds	46,683	2,701	7,999	3,247	1,566

Total interest-bearing liabilities	$61,243	$2,722	$7,999	$3,247	$1,566

Post hedge gaps:
Periodic gap	$3,251	$(451)	$(53)	$(441)	$1,894
Cumulative gaps	$3,251	$2,801	$2,747	$2,306	$4,201
Note: Numbers may not add due to rounding.

[1]	Repricings are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the expected call date under the current interest rate environment or the instrument’s contractual maturity.

Operational Risk Management. Operational risk is the risk of loss resulting from the failures or inadequacies of internal processes, people, and systems, or resulting from external events. Operational risks include those arising from fraud, human error, computer system failures and a wide range of external events — from adverse weather to terrorist attacks. The management of these risks is the responsibility of the senior managers at the operating level. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the FHLBNY has developed an operational risk management framework, which continues to evolve. The FHLBNY’s Operational Risk Management framework defines the core governing principles for operational risk management and provides the framework to identify, control, monitor, measure, and report operational risks in a consistent manner across the FHLBNY.
Risk and Control Self-Assessment. FHLBNY’s Risk and Control Self-Assessment incorporates standards for risk and control self-assessment which standards apply to all businesses and establish Risk and Control Self-Assessment as the process for identifying the risks inherent in a business’ activities and for evaluating and monitoring the effectiveness of the controls over those risks. It is the policy of the FHLBNY to require businesses and staff functions to perform a Risk and Control Self-Assessment on a periodic basis. The Risk and Control Self-Assessment must include documentation of the control environment as well as policies for assessing risks and controls, testing commensurate with risk level and tracking corrective action for control breakdowns or deficiencies. The Risk and Control Self-Assessment also must require periodic reporting to senior management and to the Board’s Audit and Risk Management Committee.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Supplementary financial data for each full quarter within the two years ended December 31, 2007, are included in Item 6. SELECTED FINANCIAL DATA.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management of the Bank determined that as of December 31, 2007, the Bank’s internal control over financial reporting was effective based on those criteria.
PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm that audited the accompanying Financial Statements has also issued an audit report on the effectiveness of internal control over financial reporting. Their report, which expresses an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2007, appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of New York:
In our opinion, the accompanying statements of condition and the related statements of income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of New York (the “Bank”) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting . Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2, the Bank changed its method of accounting and amortization and accretion of premiums and discounts on mortgage loans on January 1, 2005. Also, as discussed in Note 2, the Bank changed its method of accounting for defined benefit pensions and other postretirement benefits on December 31, 2006.
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
PricewaterhouseCoopers LLP
New York, New York
March 27, 2008

Federal Home Loan Bank of New York
Statements of Condition (in thousands, except par value)
As of December 31, 2007 and 2006

	December 31,
	2007	2006
Assets
Cash and due from banks (Notes 1 and 3)	$7,909	$38,850
Interest-bearing deposits, includes $396,400 and $0 pledged at December 31, 2007 and 2006 (Note 4)	10,696,687	5,591,077
Federal funds sold	4,381,000	3,661,000
Available-for-sale securities, net of unrealized losses of $373 at December 31, 2007 (Note 6)	13,187	—
Held-to-maturity securities, includes $0 pledged at December 31, 2007 and 2006 (Note 5)	10,284,754	11,251,098
Advances (Note 7)	82,089,667	59,012,394
Mortgage loans held-for-portfolio, net of allowance for credit losses of $633 and $593 at December 31, 2007 and 2006 (Note 9)	1,491,628	1,483,419
Loans to other FHLBanks (Note 10)	55,000	—
Accrued interest receivable	562,323	406,123
Premises, software, and equipment, net	13,154	11,107
Derivative assets (Note 19)	70,278	224,775
Other assets	17,004	23,144

Total assets	$109,682,591	$81,702,987

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,627,339	$2,307,733
Non-interest bearing demand	2,596	1,795
Term	16,900	80,000

Total deposits	1,646,835	2,389,528

Consolidated obligations, net (Note 13)
Bonds	66,325,817	62,042,675
Discount notes	34,791,570	12,191,553

Total consolidated obligations	101,117,387	74,234,228

Mandatorily redeemable capital stock (Notes 14 and 15)	238,596	109,950

Accrued interest payable	655,870	735,215
Affordable Housing Program (Notes 1 and 8)	119,052	101,898
Payable to REFCORP (Notes 1 and 8)	23,998	17,475
Derivative liabilities (Note 19)	1,069,742	107,615
Other liabilities	60,520	102,685

Total liabilities	104,932,000	77,798,594

Commitments and Contingencies (Notes 8, 13, 19 and 21)

Capital (Notes 1, 14, and 15)
Capital stock ($100 par value), putable, issued and outstanding shares: 43,680 and 35,463 at December 31, 2007 and 2006	4,367,971	3,546,253
Unrestricted retained earnings	418,295	368,688
Accumulated other comprehensive income (loss) (Note 16)
Net unrealized loss on available-for-sale securities	(373)	—
Net unrealized loss on hedging activities	(30,215)	(4,763)
Employee supplemental retirement plans (Note 18)	(5,087)	(5,785)

Total capital	4,750,591	3,904,393

Total liabilities and capital	$109,682,591	$81,702,987

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Income (in thousands, except per share data)
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Interest income
Advances (Note 7)	$3,495,312	$3,302,174	$2,174,948
Interest-bearing deposits	411,647	300,499	193,668
Federal funds sold	192,845	145,420	97,547
Available-for-sale securities (Note 6)	—	—	19,519
Held-to-maturity securities (Note 5)	596,761	580,002	566,009
Mortgage loans held-for-portfolio (Note 9)	78,937	76,111	69,312
Loans to other FHLBanks (Note 10)	2	37	9
Other	1	4	33

Total interest income	4,775,505	4,404,247	3,121,045

Interest expense
Consolidated obligations-bonds (Note 13)	3,215,560	2,944,241	2,001,960
Consolidated obligations-discount notes (Note 13)	937,534	901,978	658,837
Deposits (Note 11)	106,777	81,442	62,237
Mandatorily redeemable capital stock (Note 14)	11,731	3,086	2,747
Cash collateral held and other borrowings	4,516	3,382	292

Total interest expense	4,276,118	3,934,129	2,726,073

Net interest income before provision for credit losses	499,387	470,118	394,972

Provision for credit losses on mortgage loans	40	11	75

Net interest income after provision for credit losses	499,347	470,107	394,897

Other income (loss)
Service fees	3,324	3,368	4,666
Net realized and unrealized gain (loss) on derivatives and hedging activities (Notes 1 and 19)	18,356	9,676	(9,466)
Net realized gain from sale of available-for-sale and held-to-maturity securities (Note 6)	—	—	1,895
Losses from extinguishment of debt and other (Note 13)	(8,180)	(26,283)	(14,952)

Total other income (loss)	13,500	(13,239)	(17,857)

Other expenses
Operating	66,569	63,203	59,067
Finance Board and Office of Finance	5,193	5,140	5,506

Total other expenses	71,762	68,343	64,573

Income before assessments	441,085	388,525	312,467

Affordable Housing Program (Notes 1 and 8)	37,204	32,031	25,878
REFCORP (Notes 1 and 8)	80,776	71,299	57,540

Total assessments	117,980	103,330	83,418

Income before cumulative effect of a change in accounting principle	323,105	285,195	229,049

Cumulative effect of a change in accounting principle (Note 2)	—	—	1,109

Net income	$323,105	$285,195	$230,158

Basic earnings per share: (Note 17)
Earnings before cumulative effect of a change in accounting principle	$8.57	$7.63	$6.33
Cumulative effect of a change in accounting principle	—	—	0.03

Net earnings per share	$8.57	$7.63	$6.36

Cash dividends paid per share	$7.51	$5.59	$4.50

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Capital (in thousands, except per share data)
Years Ended December 31, 2007, 2006, and 2005

						Accumulated
	Capital Stock*		Capital Stock*			Other		Total
	Pre-Exchange		Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)
Balance, December 31, 2004	36,550	$3,655,047	—	$—	$223,434	$649	$3,879,130
Proceeds from sale of capital stock-Pre-exchange	23,911	2,391,050	—	—	—	—	2,391,050
Redemption of capital stock- Pre-exchange	(22,987)	(2,298,640)	—	—	—	—	(2,298,640)
Proceeds from sale of capital stock-Class B	—	—	2,763	276,296	—	—	276,296
Redemption of capital stock- Class B	—	—	(4,332)	(433,299)	—	—	(433,299)
Capital exchange	(37,474)	(3,747,457)	37,474	3,747,457	—	—	—
Cash dividends ($4.50 per share) on capital stock	—	—	—	—	(162,179)	—	(162,179)
Net Income	—	—	—	—	230,158	—	230,158	$230,158
Other comprehensive income (loss):
Changes in fair value during the year of available-for- sale securities	—	—	—	—	—	(490)	(490)	(490)
Reclassification to earnings from sale of available-for- sale securities	—	—	—	—	—	(1,750)	(1,750)	(1,750)
Net change in hedging activities	—	—	—	—	—	4,454	4,454	4,454
Additional minimum liability on Benefit Equalization Plan	—	—	—	—	—	650	650	650

								$233,022

Balance, December 31, 2005	—	$—	35,905	$3,590,454	$291,413	$3,513	$3,885,380

Proceeds from sale of capital stock	—	$—	34,695	$3,469,533	$—	$—	$3,469,533
Redemption of capital stock	—	—	(32,829)	(3,282,884)	—	—	(3,282,884)
Shares reclassified to mandatorily redeemable capital stock	—	—	(2,308)	(230,850)	—	—	(230,850)
Adjustments to initially apply FASB Statement No. 158	—	—	—	—	—	(6,141)	(6,141)
Cash dividends ($5.59 per share) on capital stock	—	—	—	—	(207,920)	—	(207,920)
Net Income	—	—	—	—	285,195	—	285,195	$285,195
Other comprehensive income (loss):
Net change in hedging activities	—	—	—	—	—	(10,115)	(10,115)	(10,115)
Additional minimum liability on Benefit Equalization Plan	—	—	—	—	—	2,195	2,195	2,195

								$277,275

Balance, December 31, 2006	—	$—	35,463	$3,546,253	$368,688	$(10,548)	$3,904,393

Proceeds from sale of capital stock	—	$—	32,535	$3,253,548	$—	$—	$3,253,548
Redemption of capital stock	—	—	(22,448)	(2,244,849)	—	—	(2,244,849)
Shares reclassified to mandatorily redeemable capital stock	—	—	(1,870)	(186,981)	—	—	(186,981)
Cash dividends ($7.51 per share) on capital stock	—	—	—	—	(273,498)	—	(273,498)
Net Income	—	—	—	—	323,105	—	323,105	$323,105
Other comprehensive income (loss):
Net unrealized (loss) on available-for-sale securities	—	—	—	—	—	(373)	(373)	(373)
Net change in hedging activities	—	—	—	—	—	(25,452)	(25,452)	(25,452)
Additional minimum liability on pension plans	—	—	—	—	—	698	698	698

								$297,978

Balance, December 31, 2007	—	$—	43,680	$4,367,971	$418,295	$(35,675)	$4,750,591

*	Putable stock
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows – (in thousands)
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Operating activities
Net Income	$323,105	$285,195	$230,158
Cumulative effect of a change in accounting principle before assessments	—	—	(1,109)

Income before cumulative effect of change in accounting principle	$323,105	$285,195	$229,049

Adjustments to reconcile net income before cumulative effects of change in accounting principle to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, and mortgage loans	106,372	(53,162)	16,211
Concessions on consolidated obligations	12,810	13,293	12,769
Premises, software, and equipment, net	4,498	3,903	3,562
Provision for credit losses on mortgage loans	40	11	75
Net realized gain on in-substance maturity of held-to-maturity securities	—	—	(145)
Net realized gain on sale of available-for-sale securities	—	—	(1,750)
Change in net fair value adjustments on derivatives and hedging activities	(6,387)	6,962	7,717
Net change in:
Accrued interest receivable	(156,200)	(28,870)	(61,485)
Derivative assets due to accrued interest	70,134	(311,266)	(87,358)
Derivative liabilities due to accrued interest	(7,538)	131,530	10,883
Other assets	(18)	(204)	1,453
Affordable Housing Program liability	17,155	10,894	9,424
Accrued interest payable	(79,345)	236,897	60,574
REFCORP liability	6,522	3,413	4,095
Other liabilities	(18,483)	13,681	7,802

Total adjustments	(50,440)	27,082	(16,173)

Net cash provided by operating activities	272,665	312,277	212,876

Investing activities
Net change in:
Interest-bearing deposits	(5,105,600)	3,107,807	(5,892,237)
Federal funds sold	(720,000)	(736,000)	47,000
Deposits with other FHLBank’s mortgage programs	(10)	223	—
Premises, software, and equipment, net	(6,545)	(3,752)	(1,789)
Held-to-maturity securities:
Purchased	(1,080,245)	(4,000,314)	(707,559)
Proceeds	2,044,987	2,310,782	3,006,033
Proceeds from sales	—	—	9,064
Available-for-sale securities:
Purchased	(13,704)	—	(1,020,179)
Proceeds	—	—	1,593,762
Proceeds from sales	144	—	141,460
Advances:
Principal collected	397,682,249	580,751,936	434,147,848
Made	(419,285,033)	(578,047,900)	(428,576,529)
Mortgage loans held-for-portfolio:
Principal collected	165,262	167,003	161,069
Purchased and originated	(175,148)	(184,901)	(450,827)
Principal collected on other loans made	113	208	191
Loans to other FHLBanks
Loans made	(55,000)	(250,000)	(100,000)
Principal collected	—	250,000	100,000

Net cash (used in) provided by investing activities	(26,548,530)	3,365,092	2,457,307

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows – (in thousands)
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Financing activities
Net change in:
Deposits and other borrowings	$(766,373)	$(272,339)	$244,936
Short-term borrowings from other FHLBanks:
Proceeds from borrowings	662,000	435,000	765,000
Payments for borrowings	(662,000)	(435,000)	(765,000)
Consolidated obligation bonds:
Proceeds from issuance	42,535,228	32,546,862	23,380,258
Payments for maturing and early retirement	(38,180,904)	(26,695,917)	(26,641,384)
Payments for transfers to other FHLBanks	(490,884)	(779,705)	(229,611)
Proceeds from transfers from other FHLBanks	—	—	5,936
Consolidated obligation discount notes:
Proceeds from issuance	441,178,795	592,280,096	671,632,148
Payments for maturing	(418,707,804)	(600,579,371)	(670,835,956)
Capital stock:
Proceeds from issuance	3,253,548	3,469,533	2,667,345
Payments for redemption	(2,244,849)	(3,282,884)	(2,623,443)
Redemption of Mandatorily redeemable capital stock	(58,335)	(138,988)	(108,495)
Cash dividends paid *	(273,498)	(207,920)	(162,179)

Net cash provided by (used in) financing activities	26,244,924	(3,660,633)	(2,670,445)

Net (decrease) increase in cash and cash equivalents	(30,941)	16,736	(262)
Cash and cash equivalents at beginning of the period	38,850	22,114	22,376

Cash and cash equivalents at end of the period	$7,909	$38,850	$22,114

Supplemental disclosures:
Interest paid	$3,419,404	$2,642,907	$1,944,489
Affordable Housing Program payments **	$20,050	$21,137	$16,455
REFCORP payments	$74,253	$67,885	$53,444

*	Does not include payments to holders of Mandatorily redeemable capital stock.

**	AHP payments = (beginning accrual - ending accrual) + AHP assessment for the year; payments represent funds released to the Affordable Housing Program.
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
Members of the cooperative must purchase FHLBNY stock according to regulatory requirements (See Note 15. Capital for more information). The business of the cooperative is to provide liquidity for the members (primarily in the form of loans) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district. All members are required to purchase capital stock in the FHLBNY as a condition of membership. A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired an FHLBNY member. As a result of the membership requirements, the FHLBNY conducts business with related parties in the normal course of business and considers all members and non-member stockholders as related parties in addition to the other FHLBanks (See Note 10. Related party transactions for more information about related parties and related party transactions).
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

Federal Home Loan Bank of New York
Notes to Financial Statements
Tax Status
The FHLBanks, including the FHLBNY, are exempt from ordinary federal, state, and local taxation except for local real estate tax.
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
The Resolution Funding Corporation has been designated as the calculation agent for the Affordable Housing Program and REFCORP assessments. Each FHLBank provides the amount of quarterly income before Affordable Housing Program and REFCORP to the Resolution Funding Corporation, which then performs the calculations for each quarter end.
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
Federal Funds Sold
Federal funds sold represents short-term, unsecured lending to major banks and financial institutions. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality, which is determined by management based on the credit ratings of counterparty’s debt securities or deposits as reported by Nationally Recognized Statistical Rating Organizations. Federal funds sold are recorded at cost on settlement date and interest is accrued using contractual rates.
Interest-bearing Deposits
The Bank invests in certificates of deposits with maturities not exceeding one year issued by major financial institutions. Certificates of deposits are recorded at amortized cost and reported in Interest-bearing deposits. Cash collateral pledged to derivative counterparties are interest earning and are also included in Interest-bearing deposits.
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
In addition, in accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) such that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale of a security occurs after the FHLBNY has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY classifies investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities not being hedged by derivative instruments is recorded in other comprehensive income as a net unrealized gain or loss on available-for-sale securities. If available-for-sale securities had been hedged (none at December 31, 2007 or 2006) under a SFAS 133 qualifying fair value hedge, the FHLBNY would record the portion of the change in value related to the risk being hedged in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities together with the related change in the fair value of the derivative, and would record the remainder of the change in other comprehensive income as a Net unrealized gain (loss) on available-for-sale securities. If available-for-sale securities had been hedged under a SFAS 133 qualifying cash flow hedge, the FHLBNY would record the effective portion of the change in value of the derivative related to the risk being hedged in other comprehensive income as a Net unrealized gain (loss) on hedging activities. The ineffective portion would be recorded in Other income (loss) and presented as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
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
The FHLBNY computes the amortization and accretion of premiums and discounts on investments other than mortgage-backed securities using the level-yield method to the contractual maturities of the investments. The FHLBNY computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in Other income (loss). The FHLBNY treats securities purchased under agreements to resell as collateralized financings because the counterparty retains control of the securities.
The FHLBNY regularly evaluates its investments for impairment and determines if unrealized losses are temporary based in part on the creditworthiness of the issuers and the underlying collateral as well as a determination of the FHLBNY’s intent to hold such securities through to recovery of the unrealized losses. If there is an other-than-temporary impairment in value of an investment, the decline in value is recognized as a loss and presented in the statements of income as a loss on securities in Other income (loss). The FHLBNY did not experience any other-than-temporary impairment in value of investments during 2007, 2006 or 2005.
Advances
The FHLBNY reports advances, net of unearned commitment fees and discounts on advances for the Affordable Housing Program (“AHP”), at amortized cost. The FHLBNY credits interest on advances to income as earned using the level-yield method. Following the requirements of the Federal Home Loan Bank Act of 1932 (“FHLBank Act”), as amended, the FHLBNY obtains sufficient collateral on advances to protect it from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the FHLBNY, and other eligible real estate related assets. Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances. As Note 7 more fully describes, community financial institutions (FDIC-insured institutions with assets of $599 million or less during 2007) are subject to more expanded statutory collateral rules for small business and agricultural loans. The FHLBNY has not incurred any credit losses on advances since its inception. Based upon the collateral held as security on the advances and repayment history, management of the FHLBNY believes that an allowance for credit losses on advances is unnecessary.
Prepayment Fees on advances
The FHLBNY charges a member a prepayment fee when the member prepays certain advances before the original maturity. The FHLBNY records prepayment fees net of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, basis adjustments included in the book basis of the advance as interest income from advances. From time to time, the FHLBNY will enter into an agreement with a member to modify the terms of an existing advance. The FHLBNY evaluates whether the modified advance meets the accounting criteria to qualify as a modification of an existing advance or as a new advance in accordance with EITF Issue No. 01-7, “Creditor’s Accounting for a Modification or Exchange of Debt Instruments”, and SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”(“SFAS 91”).

Federal Home Loan Bank of New York
Notes to Financial Statements
If the new advance qualifies as a modification of the existing hedged advance, the hedging fair value adjustments and the net prepayment fee on the prepaid advance are recorded in the carrying value of the modified advance and amortized over the life of the modified advance as interest income from advances.
For advances that are hedged and meet the hedge accounting requirements of SFAS 133, the FHLBNY terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the FHLBNY funds a new advance to a member concurrent with the prepayment of a previous advance to that member, the FHLBNY evaluates whether the new advance qualifies as a modification of the original hedged advance. The evaluation includes analysis of (i) whether the effective yield on the new advance is at least equal to the effective yield for a comparable advance to a similar member that is not refinancing or restructuring and (ii) whether the modification of the original advance is more than minor. If the new advance qualifies as a modification of the original hedged advance, the fair value gains or losses of the advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized to interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria in accordance with SFAS 133, basis adjustments continue to be made after the modification, and subsequent value changes attributable to hedged risks are recorded in Other income (loss). The amortization of the basis adjustment amounted to a net decrease to net interest income of $1.0 million, $2.1 million and $3.6 million for the years ended December 31, 2007, 2006 and 2005, and a corresponding increase to Net realized and unrealized gains and losses on derivatives and hedging activities in Other income (loss).
If the FHLBNY determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance and the net prepayment fees are recorded as interest income from advances.
Mortgage Loans Held-for-portfolio
The FHLBNY participates in the Mortgage Partnership Finance program ® (“MPF”) by purchasing and originating conventional mortgage loans from its participating members, herein after referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans purchased were not a significant total of the remaining outstanding mortgage loans held-for-portfolio at December 31, 2007. The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities. The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers. Collectibility of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”), for which the maximum exposure is estimated to be $12.9 million and $12.2 million at December 31, 2007 and 2006. The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI. The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY or originates as an agent for the FHLBNY (only relates to MPF 100 product). For managing this risk, PFIs receive monthly “credit enhancement fees” from the FHLBNY.

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
Delivery commitment fees are charged to a PFI for extending the scheduled delivery period of the loans. Pair-off fees may be assessed and charged to PFI when the settlement of the delivery commitment (1) fails to occur, or (2) the principal amount of the loans purchased by the FHLBNY under a delivery commitment is not equal to the contract amount beyond established limits. The related amounts are not significant for all periods reported. Extension fees are received when a member requests to extend the period of the delivery commitment beyond the original stated maturity.
The FHLBNY records credit enhancement fees as a reduction to mortgage loan interest income. The FHLBNY records other non-origination fees, such as delivery commitment extension fees and pair-off-fees, as derivative income over the life of the commitment. All such fees were inconsequential for all periods reported. Mortgage loans are recorded at fair value on settlement date.
The FHLBNY defers and amortizes premiums, costs, and discounts as interest income using the level yield method to their contractual maturities. The FHLBNY classifies mortgage loans as held-for-portfolio and, accordingly, reports them at their principal amount outstanding, net of premiums, costs and discounts.
The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The FHLBNY records cash payments received on non-accrual loans as a reduction of principal.
Allowance for credit losses. The Bank performs periodic reviews of its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the principal and interest. Mortgage loans, that are either classified under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due, are separated from the aggregate pool, and evaluated separately for impairment.
The FHLBNY had established an allowance for credit losses in the amount of $633 thousand and $593 thousand as of December 31, 2007 and 2006.
The Bank identifies inherent losses through analysis of the conventional loans (FHA and VA are insured loans, and excluded from the analysis) that are not adversely classified or past due. Reserves are based on the estimated costs to recover any uninsured portion of the MPF loan. When a loan is foreclosed, the Bank will charge to the loan loss reserve account any excess of the carrying value of the loan over the net realizable value of the foreclosed loan.
If adversely classified, or on non-accrual status, reserves for conventional mortgage loans, except FHA and VA insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses greater than $1,000 are fully reserved. FHA and VA insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicers defaulting on their obligations. FHA and VA insured mortgage loans, if adversely classified, will have reserves established only in the event of a default of a PFI. Reserves are based on the estimated costs to recover any uninsured portion of the MPF loan.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY also holds participation interests in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program. Acquisition of participations under the CMA program was suspended indefinitely in November 2001, and outstanding balances were down to $4.1 million at December 31, 2007 compared to $4.9 million at December 31, 2006. If adversely classified, CMA loans will have additional reserves established based on the shortfall of the underlying estimated liquidation value of collateral to cover the remaining balance of the CMA loan. Reserve values are calculated by subtracting the estimated liquidation value of the collateral (after sale value) from the current remaining balance of the CMA loan.
Affordable Housing Program
The FHLBank Act requires each FHLBank to establish and fund an AHP (see Note 8. Affordable Housing Program and REFCORP). The FHLBNY charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The FHLBNY also issues AHP advances at interest rates below the customary interest rates for non-subsidized advances. When the FHLBNY makes an AHP advance, the present value of the variation in the cash flow caused by the difference between the AHP advance interest rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability. It is then recorded as a discount on the AHP advance. The amount of such discounts recognized was inconsequential for all years reported. As an alternative, the FHLBNY has the authority to make the AHP subsidy available to members as a grant.
AHP assessment is based on a fixed percentage of income before assessments and before adjustment for dividends associated with mandatorily redeemable capital stock. Dividend payments are reported as interest expense under the accounting provisions of SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.
If the FHLBNY incurs a loss for the entire year, no AHP assessment or assessment credit is due or accrued, as explained more fully in Note 8.
Commitment Fees
The FHLBNY records the present value of fees receivable from standby letters of credit as an asset and an offsetting liability for the obligation. Fees, which are generally received for one year in advance, are recorded as unrecognized standby commitment fees (deferred credit) and amortized monthly over the commitment period. The FHLBNY amortizes fees received to income using the level-yield method. The amount of fees was not significant for each of the periods reported.
Derivatives
The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans outstanding at December 31, 2007, and purchased caps and floors if the counterparty defaults and the related collateral, if any, is of insufficient value to the FHLBNY.

Federal Home Loan Bank of New York
Notes to Financial Statements
Accounting for derivatives is addressed in Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively “SFAS 133”). All derivatives are recognized on the balance sheet at their estimated fair values. Each derivative is designated as one of the following:
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
The FHLBNY had no foreign currency assets, liabilities or hedges in 2007, 2006 or 2005.
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current period’s earnings in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
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
The FHLBNY considers hedges of committed advances and consolidated obligation bonds eligible for the “short cut”1 provisions, under paragraph 68 of SFAS 133, as long as settlement of the committed asset or liability occurs within the market settlement conventions for that type of instrument. The FHLBNY also believes the conditions of paragraph 68(b) of SFAS 133 are met if the fair value of the swap is zero on the date the FHLBNY commits itself to issue the consolidated obligation bond.

[1]	Highly effective hedging relationships that use an interest rate swap as the hedging instrument to hedge a recognized asset or liability and that meet the criteria under paragraph 68 of SFAS 133 to qualify for an assumption of no ineffectiveness.

Federal Home Loan Bank of New York
Notes to Financial Statements
For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) are recorded in current period’s earnings in other income (loss) as “Net realized and unrealized gain (loss) on derivatives and hedging activities.”
Changes in the fair value of a derivative not qualifying as a hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. Both the net interest on the derivative and the fair value adjustments are recorded in Other income (loss) as “Net realized and unrealized gain (loss) on derivatives and hedging activities.”
The differentials between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the interest income or expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized in Other income (loss) as “Net gain (loss) on derivatives and hedging activities.”
Changes in the fair value of derivatives in an economic (also referred to as a standalone derivative) or intermediary hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized as Other income (loss) as Net realized and unrealized gain (loss) on derivatives and hedging activities. Therefore, both the net interest on the standalone derivative and the fair value changes are recorded in Other income (loss) as Net gain (loss) on derivatives and hedging activities. In the Statements of Cash Flows, cash flows associated with stand-alone derivatives are reflected as cash flows from operating activities.
The FHLBNY routinely issues debt and makes advances in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLBNY assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If the FHLBNY determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative would be separated from the host contract and carried at fair value. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (such as an investment security classified as “trading” under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) as well as hybrid financial instruments accounted for under SFAS 155, “Accounting for Certain Hybrid Financial Instruments”), or if the FHLBNY cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and no portion of the contract would be designated as a hedging instrument.
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
Cash Collateral associated with Derivative Contracts
The Bank reports derivative assets and derivative liabilities in its statements of condition after giving effect to legally enforceable master netting agreements with derivative counterparties, which include interest receivable and payable on derivative contracts and the fair values of the derivative contracts. The Bank recognizes cash collateral received and paid associated with derivative contracts as assets and liabilities in the statements of condition. Cash collateral pledged by the Bank is reported as an asset and included in interest-bearing deposits. Cash collateral received from derivative counterparties is reported as a liability and included in interest-bearing deposit liabilities. Cash collateral is not offset against derivative fair values; no securities were either pledged or received as collateral at December 31, 2007 or 2006.
Mandatorily Redeemable Capital Stock
Generally, the FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY, subject to certain conditions, and is subject to the provisions under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the statements of income.
Mandatorily redeemable stock at December 31, 2007 and December 31, 2006 represents stock held by former members who are no longer members by virtue of being acquired by members of another FHLBank. Under existing practice, such stock will be repurchased when the stock is no longer required to support outstanding transactions with the FHLBNY. The FHLBNY repurchases excess stock upon the receipt of a request for redemption of such stock from a member, and the member’s stock is typically repurchased by the Bank by the next business day.
Redemption rights under the Capital Plan
Under the Capital Plan, no provision is available for the member to request the redemption of stock in excess of the stock required to support the member’s business transactions with the FHLBNY. This type of stock is referred to as “Activity-Based Stock” in the Capital Plan. However, the FHLBNY may at its discretion repurchase excess Activity-Based Stock. Separately, the member may request the redemption of Membership Stock (the capital stock representing the member’s basic investment in the FHLBNY) in excess of the member’s Membership Stock purchase requirement, and the FHLBNY may also in its discretion repurchase such excess stock.

Federal Home Loan Bank of New York
Notes to Financial Statements
Under the Capital Plan, a notice of intent to withdraw from membership must be provided to the FHLBNY five years prior to the withdrawal date. At the end of such five-year period, the FHLBNY will redeem such stock unless it is needed to meet any applicable minimum stock investment requirements in the Capital Plan (e.g., to help secure any remaining advances) or if other limitations apply as specified in the Capital Plan.
The redemption notice may be cancelled by giving written notice to the FHLBNY at any time prior to the expiration of the five-year period. Also, the notice will be automatically cancelled if, within five business days of the expiration of the five-year period, the member would be unable to meet its minimum stock investment requirements following such redemption. However, if the member rescinds the redemption notice during the five-year period (or if the notice is automatically cancelled), the FHLBNY may charge a $500 cancellation fee, which may be waived only if the FHLBNY’s Board of Directors determines that the requesting member has a bona fide business reason to do so and the waiver is consistent with Section 7(j) of the FHLBank Act. Section 7(j) requires that the FHLBNY’s Board of Directors administer the affairs of the FHLBNY fairly and impartially and without discrimination in favor of or against any member.
Accounting considerations under the Capital Plan
There are three triggering events that could cause the FHLBNY to repurchase capital stock.
•	a member requests redemption of excess membership stock;
•	a member delivers notice of its intent to withdraw from membership; or
•	a member attains non-member status (through merger into or acquisition by a non-member, or involuntary termination from membership).
The member’s request to redeem excess Membership Stock will be considered to be revocable until the stock is repurchased. Since the member’s request to redeem excess Membership Stock can be withdrawn by the member without penalty, the FHLBNY considers the member’s intent regarding such request to not be substantive in nature and therefore no reclassification to a liability will be made at the time the request is delivered.
Under the Capital Plan, when a member delivers a notification of its intent to withdraw from membership, the reclassification from equity to a liability will become effective upon receipt of the notification. The FHLBNY considers the member’s intent regarding such notification to be substantive in nature and, therefore, reclassification to a liability will be made at the time the notification of the intent to withdraw is delivered. There were no requests for voluntary withdrawal from membership during 2007 or 2006. When a member is acquired by a non-member, the FHLBNY reclassifies stock of former members to a liability on the day the member’s charter is dissolved.
In compliance with SFAS 150, the FHLBNY reclassifies stock subject to mandatory redemption from equity to a liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Shares of capital stock meeting this definition are reclassified to a liability at fair value. Unpaid dividends related to capital stock classified as a liability are accrued at an estimated dividend rate and reported as interest expense in the statements of income. The repurchase of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the statements of cash flows.

Federal Home Loan Bank of New York
Notes to Financial Statements
The Bank reports capital stock subject to mandatory redemption at the redemption value of the stock, which is par plus accrued estimated dividends. Accrued estimated dividend was not material and was included with interest payable in the statements of condition. The FHLBanks have a unique cooperative structure. Stocks can only be acquired and redeemed at par value. Shares are not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.
Premises, Sotware and Equipment
The book value of premises, software and equipment amounted to $13.2 million and $11.1 million as of December 31, 2007, and 2006. Depreciation and amortization expense was $4.5 million, $3.9 million, and $3.6 million for the years ended December 31, 2007, 2006 and 2005. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful lives or the terms of the underlying leases, which range up to 10 years. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on disposal of premises and equipment in Other income (loss). The net realized gains and losses on disposal of premises, software and equipment were not significant in 2007, 2006 and 2005.
Concessions on Consolidated Obligations
The FHLBNY defers and amortizes concessions over the contractual maturity of the bonds, using the level-yield method. Concessions are paid to dealers in connection with the sale of consolidated obligation bonds. The Office of Finance prorates the amount of the concession to the FHLBNY based upon the percentage of the debt issued that is assumed by the FHLBNY. Unamortized concessions were $12.1 million and $17.9 million as of December 31, 2007, and 2006 and were included in Other assets. Amortization of such concessions, included in consolidated obligation interest expense, were $15.4 million, $15.0 million, and $15.0 million for the years ended December 31, 2007, 2006 and 2005. The FHLBNY charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of their short maturities. These amounts are also recorded in consolidated obligations interest expense. For the years ended December 31, 2007, 2006 and 2005, concession expenses on discount notes were $2.6 million, $1.7 million, and $2.3 million.
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
Resolution Funding Corporation (“REFCORP”) Assessments
Although the FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax, it is required to make payments to REFCORP. Each FHLBank is required to pay 20 percent of income calculated in accordance with accounting principles generally accepted in the U.S. (“GAAP”) after the assessment for Affordable Housing Program, but before the assessment for the REFCORP. The Affordable Housing Program and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBNY accrues its REFCORP assessment on a monthly basis. The FHLBanks will expense this amount until the aggregate amounts actually paid by all twelve FHLBanks are equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Board, in consultation with the Secretary of the U.S. Treasury, selects the appropriate discounting factors to be used in this annuity calculation.

Federal Home Loan Bank of New York
Notes to Financial Statements
As a result of the REFCORP payments of $703 million made by the FHLBanks in 2007, the overall period during which the FHLBanks must continue to make quarterly payments was shortened to October 15, 2013, effective at December 31, 2007. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2007 until the annuity is fully satisfied. This compares to the outside date of July 15, 2015, effective at December 31, 2006, based on REFCORP payments made through 2006.
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
Estimated Fair Values
Many of the Bank’s financial instruments lack an available trading market, characterized by transactions between a willing buyer and a willing seller engaging in an orderly transaction. Therefore, the Bank uses estimates and present-value calculations when estimating the fair value of hedged assets and liabilities and associated derivatives under the provisions of SFAS 133. Similar estimates and judgments are required in disclosing estimated fair values of the Bank’s financial instruments. See Note 20 “Estimated Fair Values” for more information. The Bank did not early-adopt SFAS 157, “Fair Value Measurements”.
Earnings per Common Share
SFAS 128, “Earnings per Share,” addresses the presentation of basic and diluted earnings per share (“EPS”) in the income statement. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted or exercised into common stock. Capital stock classified as mandatorily redeemable capital stock is excluded from this calculation. Basic and diluted earnings per share are the same as the Bank has no additional potential common shares that may be dilutive.
Cash Flows
In the statements of cash flows, the FHLBNY considers Cash and due from banks to be cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the statements of cash flows, but are instead treated as short-term investments and are reflected in the investing activities section of the statements of cash flows. Certificates of deposits and cash collateral pledged or received by the Bank are also not treated as cash equivalents and are reported as either investing or financing activities.

Federal Home Loan Bank of New York
Notes to Financial Statements
Cash flows from a derivative instrument that is accounted for as a fair value or cash flow hedge are generally classified in the same category as the cash flows from the items being hedged provided that the derivative instrument does not include an other-than-insignificant financing element at inception. Cash flows associated derivatives classified as standalone or as an economic hedge are reflected as cash flows from operating activities in the statements of cash flows.
The Bank treats gains and losses on debt extinguishments as an operating activity and reports the cash payments from the early retirement of debt net of these amounts under financing activity in the statements of cash flows.

Note 2.	Change in Accounting Principle, and Recently Issued Accounting Standards & Interpretations
Change in Accounting Principle for Amortization and Accretion of Premiums and Discounts on Mortgage Loans
Amortization and accretion on premiums and discounts on mortgage loans have been computed by the contractual method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“FAS 91”), effective January 1, 2005. Previously, amortization and accretion of premiums and discounts was computed using the retrospective method with estimated life, which requires a retrospective adjustment each time the FHLBNY changes the estimated remaining life of the mortgage loans. The retrospective method is intended to adjust the carrying value for the effects of all past cash flows and estimated future cash flows. The FHLBNY believes that the contractual method is preferable because under the contractual method, the income effects of premiums and discounts are recognized in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs without regard to changes in estimates based on assumptions about future borrower behavior. As a result of the change in accounting principle, income of $1.1 million, before assessments, was recorded on January 1, 2005 as a cumulative effect of a change in accounting principle.
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
SFAS 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with earlier application encouraged. SFAS 157 must be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied. The Bank will adopt SFAS 157 on January 1, 2008, and implementation will not have a material impact on its reported results of operations or financial condition.

Federal Home Loan Bank of New York
Notes to Financial Statements
SFAS 159 – In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the Statements of Condition. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. The Bank will adopt SFAS 159 on January 1, 2008. The Bank has not elected the fair value option for any asset or liability as of January 1, 2008.
FSP FIN 39-1 — In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39.” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. The Bank will adopt FSP FIN 39-1 on January 1, 2008, and implementation will not have a material impact on its financial statements.
SFAS 158 – In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 requires recognition in the statements of financial condition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation; for other postretirement plans, the benefit obligation is the accumulated postretirement benefit obligation. For an employer without publicly traded equity securities, SFAS 158 is effective for fiscal year ending after June 15, 2007, with certain disclosure requirements effective for a fiscal year ending after December 15, 2006, but before June 16, 2007. The FHLBNY considers itself a non-publicly traded enterprise for the purposes of the standard and adopted SFAS 158 as of December 31, 2006. In compliance with the provisions of SFAS 158, the Bank recognized $6.1 million of previously unrecognized actuarial gains and losses and service costs within accumulated other comprehensive income (a component of capital). See Note 18.
SFAS 161 – On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the FHLBNY), with early application allowed. The FHLBNY has not yet determined the effect that the adoption of SFAS 161 will have on its financial statement disclosures.
Note 3. Cash and due from banks
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in cash and due from banks.
Compensating balances
The Bank maintained average required clearing balances with various Federal Reserve Banks of approximately $1.0 million for the years ended December 31, 2007 and 2006. The Bank uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through deposit reserves
The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks were $19.6 million and $43.3 million as of December 31, 2007 and 2006. The Bank includes member reserve balances in other liabilities in the statements of condition.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 4. Interest-bearing deposits
Interest-bearing deposits consist of interest earning cash pledged to derivative counteparties to meet collateral obligations and investments in certificates of deposit issued by highly-rated banks and other financial institutions. As of December 31, 2007 and 2006, cash pledged by the Bank as collateral was $396.4 million and $0 million to broker dealers and banks that have credit risk exposure related to derivative contracts. Investments in certificates of deposits, all maturing within one year were $10.3 billion and $5.6 billion at December 31, 2007 and 2006.
Note 5. Held-to-maturity securities
Held-to-maturity securities consist of mortgage- and asset-backed securities (collectively mortgage-backed securities or “MBS”), and state and local housing finance agency bonds.
During 2005, the FHLBNY sold two securities aggregating $9.0 million of held-to-maturity MBS for a gain of $145 thousand to “clean-up” the residual balances of the securities. The sales were considered “in-substance maturities” in accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”
Held-to-maturity securities included securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”). Neither Fannie Mae nor Freddie Mac are agencies of the U.S. Government nor are their securities guaranteed by the U.S. Government.
Major Security Types
The amortized cost, gross unrealized gains, losses, and the fair value of held-to-maturity securities, were as follows (in thousands):

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$576,971	$9,780	$(200)	$586,551
Mortgage-backed securities	9,707,783	82,670	(97,191)	9,693,262

Total	$10,284,754	$92,450	$(97,391)	$10,279,813

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$618,810	$11,141	$(283)	$629,668
Mortgage-backed securities	10,632,288	47,184	(139,371)	10,540,101

Total	$11,251,098	$58,325	$(139,654)	$11,169,769

Federal Home Loan Bank of New York
Notes to Financial Statements
Temporary Impairment
The following tables summarize held-to-maturity securities with fair values below their amortized cost, in an unrealized loss position. The fair values and unrealized losses are aggregated by major security type and rating, and by the length of time individual securities have been in a continuous unrealized loss position. Securities, to which different rating levels have been assigned by different rating agencies are assigned to the lower rating category.
The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities to recovery of their value. The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis below represent temporary impairment.
Temporary impairment at December 31, 2007 (in thousands):

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities-fixed rate
AAA-rated	$1,844,399	$35,652	$2,484,388	$55,740	$4,328,787	$91,392
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—
Mortgage-backed securities-variable rate
AAA-rated	185,167	5,799	—	—	185,167	5,799
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	2,029,566	41,451	2,484,388	55,740	4,513,954	97,191

State and local housing finance agencies-fixed rate
AAA-rated	—	—	—	—	—	—
AA-rated	—	—	9,800	200	9,800	200
Below AA	—	—	—	—	—	—
State and local housing finance agencies-variable rate
AAA-rated	—	—	—	—	—	—
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	—	—	9,800	200	9,800	200

	$2,029,566	$41,451	$2,494,188	$55,940	$4,523,754	$97,391

In January, 2008, Fitch Investor Services (“Fitch”) downgraded Ambac Assurance Corp (“Ambac”) to double-A with negative watch. As a result, three mortgage-backed securities, insured by Ambac with amortized cost of $86.8 million and market value of $81.9 million at December 31, 2007, were downgraded by Fitch to double-A with negative watch. S&P does not rate one of the securities, and continues to rate the two remaining securities as triple-A. Moody’s continues to rate all three securities as triple-A. In addition, S&P and Moody’s placed Ambac and MBIA Insurance Corp., (“MBIA”) under negative watch in January, 2008 so that thirteen mortgage-backed securities, with amortized cost of $267.2 million and market value of $260.0 million at December 31, 2007 that are insured by Ambac and MBIA, were placed on negative watch. Between February 25, 2008 and March 12, 2008, S&P and Moody’s removed the 13 securities from negative watch, and reaffirmed these securities as triple-A. Fitch also reaffirmed its double-A rating to the three securities and removed the negative watch. S&P and Moody’s reaffirmed MBIA as triple-A with negative outlook on February 25 and February 26, 2008. Both S&P and Moody’s reaffirmed Ambac as triple-A with negative outlook on March 12, 2008.
Investments in two bonds issued by state and local housing finance agencies were also placed under negative watch by S&P and Moody’s in January 2008. The two bonds are insured by MBIA. Amortized cost and market values of the two bonds were $110.6 million at December 31, 2007.
The Bank has analyzed these securities as well as all its investments in MBS in light of the prevailing market conditions and believes impairment, if any, is only temporary. The management of the FHLBNY has the positive intent to hold the securities to their ultimate recovery of value, and the Bank has the financial ability to hold all such securities to their ultimate recovery of value.

Federal Home Loan Bank of New York
Notes to Financial Statements
Temporary impairment at December 31, 2006 (in thousands):

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities-fixed rate
AAA-rated	$1,434,317	$7,082	$4,528,193	$132,247	$5,962,510	$139,329
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—
Mortgage-backed securities-variable rate
AAA-rated	134,958	42	—	—	134,958	42
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	1,569,275	7,124	4,528,193	132,247	6,097,468	139,371

State and local housing finance agencies-fixed rate
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

	December 31, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
State and local housing bonds
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	32,009	32,474	24,549	25,171
Due after five years through ten years	20,400	20,938	17,115	17,115
Due after ten years	524,562	533,139	577,146	587,382

State and local housing finance agency bonds	576,971	586,551	618,810	629,668

Mortgage-backed securities
Due in one year or less	243,309	242,471	98,897	99,338
Due after one year through five years	546,303	555,003	1,104,246	1,125,038
Due after five years through ten years	103,792	104,563	133,511	132,966
Due after ten years	8,814,379	8,791,225	9,295,634	9,182,759

Mortgage-backed securities	9,707,783	9,693,262	10,632,288	10,540,101

Total securities	$10,284,754	$10,279,813	$11,251,098	$11,169,769

The amortized cost of mortgage-backed securities classified as held-to-maturity includes net premiums of $1.1 million and $5.2 million as of December 31, 2007 and 2006. Amortization expense, net of accretion charged to interest income was $1.9 million, $3.9 million, and $1.2 million for the years ended December 31, 2007, 2006 and 2005.

Federal Home Loan Bank of New York
Notes to Financial Statements
Interest rate payment terms
The following table summarizes interest rate payment terms for securities classified as held-to-maturity (in thousands):

	December 31,
	2007	2006
Amortized cost of held-to-maturity securities other than mortgage-backed securities
Fixed-rate	$308,180	$325,845
Variable-rate	268,791	292,965

	576,971	618,810

Amortized cost of held-to-maturity mortgage related securities
Pass-through securities
Fixed-rate	3,420,037	3,805,177
Variable-rate	188,369	249,892
Collateralized mortgage obligations
Fixed-rate	6,078,767	6,552,628
Variable-rate	20,610	24,591

	9,707,783	10,632,288

Total	$10,284,754	$11,251,098

Note 6. Available-for-sale securities
Available-for-sale securities - consisted principally of investments in equity and fixed-income mutual funds. The Bank established two grantor trusts in the third quarter of 2007 to fund current and future payments under two supplemental pension plans. The investments in the grantor trusts are classified as available-for-sale.
Investments in equity and fixed-income funds are redeemable at short notice. Realized gains and losses from investments in funds were not significant. Unrealized gains and losses, or “net asset values” (“NAV”) were as follows (in thousands):

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents	$791	$—	$—	$791
Equity funds	8,386	—	(570)	7,816
Fixed income funds	4,383	197	—	4,580

Total	$13,560	$197	$(570)	$13,187

There were no investments in securities classified as available-for-sale at December 31, 2006.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 7. Advances
Redemption terms
Contractual redemption terms and yields of advances outstanding at December 31, 2007 and 2006 were as follows (dollars in thousands):

	December 31,
	2007		2006
		Weighted [1]		Weighted [1]
	Amount	Average Yield	Amount	Average Yield

Overdrawn demand deposit accounts	$—	0.00%	$498	6.05%
Due in one year or less	24,140,285	4.72	12,273,636	4.91
Due after one year through two years	7,714,912	4.87	12,450,960	4.99
Due after two years through three years	8,730,643	5.13	4,108,983	5.05
Due after three years through four years	3,153,113	4.89	5,744,505	5.45
Due after four years through five years	5,988,142	4.76	2,591,828	4.86
Due after five years through six years	556,095	3.44	2,279,706	4.18
Thereafter	30,308,864	4.29	19,539,154	4.22

Total par value	80,592,054	4.62%	58,989,270	4.73%

Discount on AHP advances *	(417)		(519)
Net premium on advances *	—		489
SFAS 133 hedging basis adjustments *	1,498,030		23,154

Total	$82,089,667		$59,012,394

*	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Amortization of fair value basis adjustments for terminated hedges was a charge to interest income and amounted to ($0.4) million, ($0.4) million, and ($0.5) million for the years ended December 31, 2007, 2006 and 2005. All other amortization charged to interest income aggregated ($0.5) million, ($0.6) million, and ($0.7) million for the years ended December 31, 2007, 2006 and 2005. Interest rates on AHP advances ranged from 1.25% to 6.04% in 2007 and 1.25% to 8.29% in 2006.

[1]	The weighted average yield is the weighted average coupon rates for advances, unadjusted for interest rate swaps.
Prepayment fees charged to members when members prepay certain advances before original maturity are included in interest income from advances. Net prepayment fees reported in interest income were $4.6 million, $19.2 million, and $6.6 million for the years ended December 31, 2007, 2006, and 2005. Amortization of basis on modified advances was a charge to interest income and aggregated $1.0 million, $2.1 million, and $3.6 million for the years ended December 31, 2007, 2006, and 2005.
The Bank offers putable advances to members. With a putable advance, the Bank effectively purchases a put option from the member that allows the Bank to terminate the fixed-rate advance, which is normally exercised when interest rates have increased from those prevailing at the time the advance was made. When the Bank exercises the put option, it will offer to extend additional credit on then prevailing market rates and terms. As of December 31, 2007 and 2006, the Bank had putable advances outstanding totaling $38.8 billion and $28.9 billion.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table summarizes advances by year of maturity or next put date (in thousands):

	December 31,
	2007	2006

Overdrawn demand deposit accounts	$—	$498
Due or putable in one year or less	48,005,147	29,962,181
Due or putable after one year through two years	16,112,362	16,745,798
Due or putable after two years through three years	7,546,243	6,341,532
Due or putable after three years through four years	2,607,563	2,504,205
Due or putable after four years through five years	4,180,492	1,668,578
Due or putable after five years through six years	121,095	442,706
Thereafter	2,019,152	1,323,772

Total par value	80,592,054	58,989,270

Discount on AHP advances	(417)	(519)
Net premium on advances	—	489
SFAS 133 hedging basis adjustments	1,498,030	23,154

Total	$82,089,667	$59,012,394

Security Terms
The FHLBNY lends to financial institutions involved in housing finance within its district. The FHLBank Act requires the FHLBNY to obtain sufficient collateral on advances to protect against losses and to accept as collateral on such advances only certain U.S. government or government agency securities, residential mortgage loans, cash or deposits in the FHLBNY and other eligible real estate-related assets. In addition, the FHLBNY is permitted, but not required, to accept collateral in the form of small business or agricultural loans (“expanded collateral”) from Community Financial Institutions (“CFIs”). It is the FHLBNY’s policy not to accept such expanded collateral for advances. Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances. As of December 31, 2007 and 2006, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:
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

Federal Home Loan Bank of New York
Notes to Financial Statements
As of December 31, 2007, members pledged a total of $143.8 billion in collateral to the Bank. At a minimum, each member pledged sufficient collateral to adequately secure their outstanding obligations with the Bank. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs. Of the total collateral securing all outstanding member obligations, $31.8 billion was in the Bank’s physical possession or that of its safekeeping agent(s); $112.0 billion was specifically listed. Under this collateralization arrangement, the member holds physical possession of specific collateral pledged to the FHLBNY but the member provides listings of loans pledged to the FHLBNY with detailed loan information such as loan amount, payments, maturity date, interest rate, loan-to-value, collateral type, FICO scores, etc.
Credit Risk
The FHLBNY has never experienced a credit loss on an advance. The management of the Bank has policies and procedures in place to appropriately manage credit risk. There were no past due advances and all advances were current for each of the periods ended December 31, 2007 and 2006. Management does not anticipate any credit losses, and accordingly, the Bank has not provided an allowance for credit losses on advances. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions.
Concentration of advances outstanding - Advances to the FHLBNY’s top five borrowing member institutions aggregated $38.9 billion, representing 48.3% of total advances outstanding at December 31, 2007. The FHLBNY held sufficient collateral to cover the advances to all of these institutions, and it does not expect to incur any credit losses.
Interest Rate Payment Terms
The following table summarizes interest rate payment terms for advances (dollars in thousands):

	December 31,
	2007		2006
		Percentage		Percentage
	Amount	of total	Amount	of total

Fixed-rate	$60,779,510	75.42%	$45,737,308	77.53%
Variable-rate	18,654,850	23.15	12,014,268	20.37
Variable-rate capped	1,157,694	1.43	1,237,694	2.10

Total par value	80,592,054	100.00%	58,989,270	100.00%

Discount on AHP Advances	(417)		(519)
Net premium on advances	—		489
SFAS 133 hedging basis adjustments	1,498,030		23,154

Total	$82,089,667		$59,012,394

Variable-rate advances were mainly indexed to the London Interbank Offered Rate (LIBOR) or the Federal funds effective rate.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 8. Affordable Housing Program and REFCORP
Section 10(j) of the FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10% of the current year’s adjusted income after the assessment for REFCORP. The FHLBNY charges the amount set aside for AHP to income and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies. If the result of the aggregate 10% calculation described above is less than $100 million for all twelve FHLBanks, then the FHLBank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of the twelve FHLBanks. There was no shortfall in 2007, 2006 or 2005. The FHLBNY had outstanding principal in AHP-related advances of $5.6 million and $6.6 million as of December 31, 2007 and 2006.
The following provides roll-forward analysis of the Affordable Housing Program (dollars in thousands):

	December 31,
	2007	2006	2005

Beginning balance	$101,898	$91,004	$81,580

Additions from current period’s assessments	37,204	32,031	25,878
Net disbursements for grants and programs	(20,050)	(21,137)	(16,454)

Ending balance	$119,052	$101,898	$91,004

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 9. Mortgage loans held-for-portfolio
Mortgage Partnership Finance ® program (“MPF”) constitute the majority of the mortgage loans held-for-portfolio. The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from or originated through its participating financial institutions (“PFIs”). Included in outstanding balances were $40.5 million and $45.7 million at December 31, 2007 and 2006 with respect to loans that are considered to be originated by the FHLBNY.
The members retain servicing rights and may credit-enhance the portion of the loans participated to the FHLBNY. No intermediary trust is involved.
Included in mortgage loans were loans in the Community Mortgage Asset program (“CMA”), which has been inactive since 2001. In the CMA program, FHLBNY participated in residential, multi-family and community economic development mortgage loans originated by its members. Outstanding balances of CMA loans were $4.1 million and $4.9 million at December 31, 2007 and 2006.
The following table presents information on mortgage loans held-for-portfolio (in thousands):

	December 31,
	2007	Percentage	2006	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$529,839	35.61%	$575,114	38.93%
Fixed long-term single-family mortgages	953,946	64.11	897,153	60.73
Multi-family mortgages	4,102	0.28	4,940	0.34

Total par value	1,487,887	100.00%	1,477,207	100.00%

Unamortized premiums	11,779		13,323
Unamortized discounts	(6,805)		(6,288)
Basis adjustment [1]	(600)		(230)

Total mortgage loans held-for-portfolio	1,492,261		1,484,012
Allowance for credit losses	(633)		(593)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,491,628		$1,483,419

[1]	Represents fair value basis of open and closed delivery commitments.
Loans insured by the Federal Housing Administration and Veteran Administration were $8.4 million and $10.6 million at December 31, 2007 and 2006. Conventional mortgages and loans in the CMA program constituted the remaining balance of mortgage loans held-for-portfolio.
Amortization expense, net of accretion, that was reported as a charge to interest income was $1.3 million, $1.6 million, and $0.9 million for the years ended December 31, 2007, 2006 and 2005. Amortization of the basis adjustment was insignificant for all periods reported.
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers (See Note 1, “Summary of Significant Accounting Policies”). The first layer is typically 100 basis points but varies with the particular MPF program. The amount of the first layer, or First Loss Account or “FLA”, was estimated as $12.9 million and $12.2 million at December 31, 2007 and 2006. The FLA is not recorded or reported as a reserve for loan losses as it serves as a memorandum information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the Participating Financial Institution (“PFI”) has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued aggregated $1.7 million, $1.7 million, and $1.5 million for the years ended December 31, 2007, 2006 and 2005, and were reported as a reduction to mortgage loan interest income.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following provides roll-forward analysis of the allowance for credit losses (in thousands):

	Years ended December 31,
	2007	2006	2005
Beginning balance	$593	$582	$507

Charge-offs	—	(18)	—
Recoveries	—	18	—

Net charge-offs	—	—	—
Provision for credit losses	40	11	75

Ending balance	$633	$593	$582

As of December 31, 2007 and 2006, the FHLBNY had $4.2 million and $2.1 million of non-accrual loans. The estimated fair value of the mortgage loans as of December 31, 2007 and 2006 is reported in Note 20. Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements. As of December 31, 2007 and 2006, the FHLBNY had no investment in impaired mortgage loans, other than the non-accrual loans.
The following table summarizes mortgage loans held-for-portfolio, all Veterans Administrations insured loans, past due 90 days or more and still accruing interest (in thousands):

	December 31,
	2007	2006

Secured by 1-4 family	$384	$850

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 10. Related party transactions
The FHLBNY is a cooperative and the members own almost all of the stock of the Bank. Stock that is not owned by members is held by former members. The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership, and the FHLBNY conducts its advances business almost exclusively with members. The Bank considers its transactions with its members and non-member stockholders as related party transactions in addition to transactions with other FHLBanks, the Office of Finance, and the Finance Board. Therefore, in the normal course of business, the FHLBNY extends credit to members whose officers may serve as directors of the FHLBNY, and to non-members on market terms that are no more favorable to them than comparable transactions with other members. Capital stock ownership is a prerequisite to transacting any business with the FHLBNY.
The FHLBNY may from time to time borrow or sell overnight and term Federal funds at market rates to members.
Debt Transfers
During 2007, the Bank transferred $487.0 million of par amounts of consolidated obligation bonds to other FHLBanks in exchange for a cash price that represented the negotiated fair market values of the bonds. The transfers resulted in losses of $4.6 million. In 2006 and 2005, the Bank transferred par amounts of $755.0 million and $220.0 million, and recorded losses of $25.4 million and $7.2 million. No bonds were transferred to the FHLBNY from another FHLBank in 2007 and 2006. In 2005, consolidated obligation bonds of $6.0 million were transferred to the FHLBNY from other FHLBanks.
At trade date, the transferring bank notifies the Office of Finance of a change in primary obligor for the transferred debt.
MPF Program
In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members. Transactions are at market rates. The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans at December 31, 2007 was $1,137.0 million from inception of the program through mid-2004. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. Fees paid to the FHLBank of Chicago were $559.0 thousand, $515.0 thousand and $416.0 thousand for the years ended December 31, 2007, 2006 and 2005.
Mortgage-backed Securities
No mortgage-backed securities were acquired from other FHLBanks.
Intermediation
Notional amounts of $70.0 million and $50.0 million were outstanding at December 31, 2007 and 2006 in which the FHLBNY acted as an intermediary to sell derivatives to members. These were offset by identical transactions with unrelated derivatives counterparties. Fair values of these transactions at December 31, 2007 and 2006 were not material. The intermediated derivative transactions were fully collateralized.
Loans to other Federal Home Loan Banks
At December 31, 2007, the FHLBNY had extended $55.0 million as an overnight loan to another FHLBank. The loan was on an unsecured basis. There were no outstanding loans to another FHLBanks as of December 31, 2006. Loans made to other FHLBanks were uncollateralized and averaged $151.0 thousand, $685.0 thousand, and $274.0 thousand for the years ended December 31, 2007, 2006 and 2005. The maximum balance was $55.0 million and $200.0 million for the years ended December 31, 2007 and 2006. Interest income from such loans was $2.0 thousand, $37.0 thousand and $9.0 thousand for the years ended December 31, 2007, 2006 and 2005.

Federal Home Loan Bank of New York
Notes to Financial Statements
Borrowings from other Federal Home Loan Banks
The FHLBNY borrows from other FHLBanks, generally for a period of one day. Such borrowings averaged $3.0 million, $2.9 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005. There were no borrowings outstanding as of December 31, 2007 and 2006. Interest expense for the years ended December 31, 2007, 2006 and 2005 was $146.0 thousand, $144.0 thousand, and $67.0 thousand.
The following tables summarize outstanding balances with related parties at December 31, 2007 and 2006, and transactions for each of the years ended December 31 2007, 2006 and 2005 (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital

	December 31,
	2007		2006
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$7,909	$—	$38,850
Interest-bearing deposits	87	10,696,600	77	5,591,000
Federal funds sold	—	4,381,000	—	3,661,000
Available-for-sale securities	—	13,187	—	—
Held-to-maturity securities	—	10,284,754	—	11,251,098
Advances	82,089,667	—	59,012,394	—
Mortgage loans*	—	1,491,628	—	1,483,419
Loans to other FHLBanks	55,000	—	—	—
Accrued interest receivable	402,439	159,884	319,687	86,436
Premises, software, and equipment, net	—	13,154	—	11,107
Derivative assets**	—	70,278	—	224,775
Other assets**	—	17,004	—	23,144

Total assets	$82,547,193	$27,135,398	$59,332,158	$22,370,829

Liabilities and capital
Deposits	$1,646,835	$—	$2,389,528	$—
Consolidated obligations	—	101,117,387	—	74,234,228
Mandatorily redeemable capital stock	238,596	—	109,950	—
Accrued interest payable	60	655,810	—	735,215
Affordable Housing Program***	119,052	—	101,898	—
Payable to REFCORP	—	23,998	—	17,475
Derivative liabilities**	—	1,069,742	—	107,615
Other liabilities****	19,584	40,936	43,265	59,420

Total liabilities	2,024,127	102,907,873	2,644,641	75,153,953

Capital	4,750,591	—	3,904,393	—

Total liabilities and capital	$6,774,718	$102,907,873	$6,549,034	$75,153,953

*	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

**	Includes insignificant amounts that are considered related party.

***	Represents funds not yet disbursed to eligible programs.

****	Related column includes member pass-through reserves at the Federal Reserve Bank.

Federal Home Loan Bank of New York
Notes to Financial Statements
Related Party: Income and Expense transactions

	Years ended December 31,
	2007		2006		2005
	Related	Unrelated	Related	Unrelated	Related	Unrelated
Interest income
Advances	$3,495,312	$—	$3,302,174	$—	$2,174,948	$—
Interest-bearing deposits *	—	411,647	—	300,499	—	193,668
Federal funds sold	—	192,845	—	145,420	—	97,547
Available-for-sales securities	—	—	—	—	—	19,519
Held-to-maturity securities	—	596,761	—	580,002	—	566,009
Mortgage loans **	—	78,937	—	76,111	—	69,312
Loans to other FHLBanks	2	—	37	—	9	—
Others	—	1	—	4	—	33

Total interest income	$3,495,314	$1,280,191	$3,302,211	$1,102,036	$2,174,957	$946,088

Interest expense
Consolidated obligations	$—	$4,153,094	$—	$3,846,219	$—	$2,660,797
Deposits	106,777	—	81,442	—	62,237	—
Mandatorily redeemable capital stock	11,731	—	3,086	—	2,747	—
Cash collateral held and other borrowings	146	4,370	144	3,238	67	225

Total interest expense	$118,654	$4,157,464	$84,672	$3,849,457	$65,051	$2,661,022

Service fees	$3,324	$—	$3,368	$—	$4,666	$—

*	Includes deminimis amounts of interest income from MPF service provider.

**	Includes deminimis amounts of mortgage interest income from loans purchased from members of another FHLBank.
Note 11. Deposits
The FHLBNY accepts demand, overnight and term deposits from its members. A member that services mortgage loans may deposit in the FHLBNY funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.
The following table summarizes term deposits (in thousands):

	December 31,
	2007	2006

Due in one year or less	$16,900	$80,000

Total term deposits	$16,900	$80,000

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 12. Borrowings
Securities sold under agreements to repurchase
The FHLBNY did not have any securities sold under agreement to repurchase as of December 31, 2007 and 2006. Terms, amounts and outstanding balances of borrowings from other Federal Home Loan Banks are described under Note 10, Related party transactions.
Note 13. Consolidated obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their fiscal agent. Consolidated bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued primarily to raise short-term funds. Discount notes sell at less than their face amount and are redeemed at par value when they mature.
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
Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks. The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $1,189.7 billion and $951.9 billion as of December 31, 2007 and 2006.
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
The FHLBNY met the qualifying unpledged asset requirements in each of the years reported as follows:

	December 31,
	2007	2006

Percentage of unpledged qualifying assets to consolidated obligations	108%	110%

Federal Home Loan Bank of New York
Notes to Financial Statements
To provide the holders of consolidated obligations issued before January 29, 1993 (prior bondholders) with the protection equivalent to that provided under the FHLBanks’ previous leverage limit of twelve times the FHLBanks’ capital stock, prior bondholders have a claim on the qualifying assets [Special Asset Account (SAA)] if capital stock is less than 8.33% of consolidated obligations. As of December 31, 2007 and 2006, the combined FHLBanks’ capital stock was 4.32% and 4.53% of the par value of consolidated obligations outstanding, and the SAA balance was approximately $6 thousand at December 31, 2007 and $26 thousand at December 31, 2006. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders, if its capital-to-assets ratio falls below 2.0%. No transfer has been made because the ratio has never been below 2.0%.
The FHLBank Act authorizes the Secretary of the Treasury, at his or her discretion, to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion. The terms, conditions, and interest rates are determined by the Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the years ended December 31, 2007 and 2006.
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
With respect to interest payment terms, consolidated bonds may also have step-up, or step-down terms. Step-up bonds generally pay interest at increasing fixed rates for specified intervals over the life of the bond. Step-down bonds pay interest at decreasing fixed rates. These bonds generally contain provisions enabling the FHLBNY to call bonds at its option on predetermined exercise dates at par.
The following summarizes consolidated obligations, bonds and discount notes issued by the FHLBNY and outstanding at December 31, 2007 and 2006 (in thousands):

	December 31, 2007	December 31, 2006

Consolidated obligation bonds-amortized cost	$66,066,027	$62,195,674
SFAS 133 fair value basis adjustments	259,405	(151,222)
Fair value basis on terminated hedges	385	(1,777)

Total Consolidated obligation-bonds	$66,325,817	$62,042,675

Discount notes - amortized cost	$34,791,570	$12,191,553

Total Consolidated obligation-discount notes	$34,791,570	$12,191,553

Federal Home Loan Bank of New York
Notes to Financial Statements
Redemption Terms
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	December 31,
	2007		2006
		Weighted		Weighted
		Average		Average
Maturity	Amount	Rate [1]	Amount	Rate [1]

One year or less	$38,027,475	4.69%	$25,888,510	4.35%
Over one year through two years	11,047,950	4.78	20,458,280	4.69
Over two years through three years	6,344,300	4.85	6,007,350	4.80
Over three years through four years	2,309,100	4.99	3,275,700	4.62
Over four years through five years	2,972,845	5.14	2,077,900	5.00
Over five years through six years	728,250	5.27	529,800	4.71
Thereafter	4,626,050	5.31	3,968,100	5.29

Total par value	66,055,970	4.80%	62,205,640	4.60%

Bond premiums	38,586		23,334
Bond discounts	(28,529)		(33,300)
SFAS 133 fair value basis adjustments	259,405		(151,222)
Fair value basis adjustments on terminated hedges	385		(1,777)

Total carrying value	$66,325,817		$62,042,675

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps.
Amortization of bond premiums and discounts resulted in net reduction of interest expense of $1.8 million, $17.4 million, and $59.0 million for the years ended December 31, 2007, 2006 and 2005. Amortization of basis adjustments from terminated hedges was a net increase of $2.1 million, $0.05 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005.
Debt extinguished
During the year ended December 31, 2007, the FHLBNY retired $626.2 million of consolidated bonds at a cost that exceeded book value by $8.6 million. The bonds retired were associated with the prepayment of advances or commercial mortgage-backed securities (“CMBS”) for which prepayment fees were received. During 2006, the FHLBNY retired $770.0 million of consolidated bonds at a cost that exceeded book value by $26.3 million.
Transfers of consolidated bonds to other FHLBanks
Included in total debt of $626.2 million in 2007, the Bank also transferred certain bonds at negotiated market rates to other FHLBanks in 2007 to meet the FHLBNY’s asset and liability management objectives. See Note 10, Related party transactions for more information.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following summarizes bonds outstanding by year of maturity or next call date (in thousands):

	December 31,
	2007	2006
Year of Maturity or next call date
Due or callable in one year or less	$47,346,975	$40,152,210
Due or callable after one year through two years	9,924,450	14,786,280
Due or callable after two years through three years	3,551,100	1,959,650
Due or callable after three years through four years	980,100	1,608,000
Due or callable after four years through five years	910,845	928,900
Due or callable after five years through six years	435,250	284,800
Thereafter	2,907,250	2,485,800

Total par value	66,055,970	62,205,640

Bond premiums	38,586	23,334
Bond discounts	(28,529)	(33,300)
SFAS 133 fair value adjustments	259,405	(151,222)
Fair value basis adjustments on terminated hedges	385	(1,777)

Total carrying value	$66,325,817	$62,042,675

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

	December 31,
	2007	2006

Non-callable/non-putable	$53,777,670	$41,478,640
Callable	12,278,300	20,727,000

Total par value	$66,055,970	$62,205,640

Interest rate payment terms
The following table summarizes interest rate payment terms for bonds (in thousands).

	December 31,
	2007	2006

Fixed-rate, non-callable	$39,642,670	$37,328,640
Fixed-rate, callable	11,420,300	17,039,000
Step Up, non-callable	—	50,000
Step Up, callable	843,000	3,688,000
Step Down, non-callable	—	—
Step Down, callable	15,000	—
Single-index floating rate	14,135,000	4,100,000

Total par value	66,055,970	62,205,640

Bond premiums	38,586	23,334
Bond discounts	(28,529)	(33,300)
SFAS 133 fair value basis adjustments	259,405	(151,222)
Fair value basis adjustments on terminated hedges	385	(1,777)

Total carrying value	$66,325,817	$62,042,675

Federal Home Loan Bank of New York
Notes to Financial Statements
Discount notes
Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 360 days. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding consolidated discount notes was as follows (dollars in thousands):

			Weighted
	Book	Par	Average
	Value	Value	Interest Rate

December 31, 2007	$34,791,570	$34,984,105	4.28%

December 31, 2006	$12,191,553	$12,255,625	5.10%

Note 14. Mandatorily redeemable capital stock
Generally, the FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions, and is subject to the provisions under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” (“SFAS 150”), and within the SFAS 150’s definition of a nonpublic entity, and the definition of an SEC registrant in FASB Staff Position No. SFAS 150-3 (FSP 150-3).
The FHLBNY is a cooperative whose member financial institutions own almost all of the FHLBNY’s capital stock. Member shares cannot be purchased or sold except between the FHLBank and its members at its $100 per share par value. Also, the FHLBNY does not have equity securities that trade in a public market. Future filings with the SEC will not be in anticipation of the sale of equity securities in a public market as the FHLBNY is prohibited by law from doing so, and the FHLBNY is not controlled by an entity that has equity securities traded or contemplated to be traded in a public market. Therefore, the FHLBNY is a nonpublic entity based on the definition of SFAS 150. In addition, although the FHLBNY is a nonpublic entity, the FHLBanks issue consolidated obligations that are traded in the public market. Based on this factor, the FHLBNY complies with the provisions of SFAS 150 as a nonpublic SEC registrant.
In compliance with SFAS 150, the FHLBNY reclassifies the stock subject to redemption from equity to a liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Under such circumstances, the member shares will then meet the definition of a mandatorily redeemable financial instrument. Member shares meeting this definition are reclassified to a liability at fair value. Dividends on member shares classified as a liability in accordance with SFAS 150 are accrued at the estimated dividend rate and recorded as interest expense in the statement of income. The repayment of these mandatorily redeemable financial instruments will be reflected as financing cash outflows in the statement of cash flows once settled.
If a member cancels notice of withdrawal, the FHLBNY will reclassify mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock will no longer be classified as interest expense. In compliance with this provision, dividends on mandatorily redeemable capital stock in the amount of $11.7 million, $3.1 million and $2.7 million were recorded as interest expense for the years ended December 31, 2007, 2006 and 2005.

Federal Home Loan Bank of New York
Notes to Financial Statements
At December 31, 2007, mandatorily redeemable capital stock of $238.6 million were held by former members who had attained non-member status by virtue of being acquired by non-members. A small number of members also became non-members by re-locating their charter to outside the FHLBNY’s membership districts.
Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	December 31,
	2007	2006

Redemption less than one year	$127,010	$43,184
Redemption from one year to less than three years	94,629	29,109
Redemption from three years to less than five years	15,281	30,679
Redemption after five years or greater	1,676	6,978

Total	$238,596	$109,950

Anticipated redemption assumes the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances and of redeeming excess membership stock annually.
Voluntary withdrawal from membership - As of December 31, 2007, there were no members who had formally notified the Bank of their intent to withdraw from membership and voluntarily redeem their capital stock, and no members’ or non-members’ redemption requests for stock remained pending at December 31, 2007.
Members acquired by non-members - When a member is acquired by a non-member, the FHLBNY reclassifies stock of members to a liability on the day the member’s charter is dissolved. Under existing practice, the FHLBNY repurchases stock held by former members if such stock is considered “excess” and is no longer required to support outstanding advances. Membership stock held by former members is reviewed annually and repurchased.
Dividends related to capital stock classified as mandatorily redeemable were accrued at an estimated dividend rate and reported as interest expense in the statements of income. At December 31, 2007, the FHLBNY had estimated an 8.05% dividend payout due to holders of mandatorily redeemable capital stock averaging $242.5 million during the fourth quarter of 2007, and a liability of $4.9 million representing accrued dividend was recognized as an expense. The actual rate of dividend that was paid on January 31, 2008 was 8.40%.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY’s activity for mandatorily redeemable capital stock was as follows in 2007, 2006 and 2005 (in thousands):

	December 31,
	2007	2006	2005

Beginning balance	$109,950	$18,087	$126,581
Capital stock subject to mandatory redemption reclassified from equity	186,981	230,851	—
Redemption of mandatorily redeemable capital stock*	(58,335)	(138,988)	(108,494)

Ending balance	$238,596	$109,950	$18,087

Accrued interest payable	$4,921	$1,825	$258

*	Redemption includes repayment of excess stock.

(The annualized rate accrual is at 8.05%, 6.25% and 5.25% for 2007, 2006 and 2005)
Note 15. Capital
The FHLBanks, including the FHLBNY, have a cooperative structure. To access FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in FHLBNY. The members’ stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement, as prescribed by the FHLBank Act and the FHLBNY Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY.
The FHLBNY offers two sub-classes of Class B capital stock, Class B1 and Class B2. Class B1 stock is issued to meet membership stock purchase requirements. Class B2 stock is issued to meet activity-based requirements. The FHLBNY requires member institutions to maintain Class B1 stock based on a percentage of the member’s mortgage-related assets and Class B2 stock-based on a percentage of advances and acquired member assets outstanding with the FHLBank and certain commitments outstanding with the FHLBank. Class B1 and Class B2 stockholders have the same voting rights and dividend rates.
Historical Background
In November 1999, the FHLBank Act was significantly modified by the Federal Home Loan Bank System Modernization Act, which was enacted as Title VI of the Gramm-Leach-Bliley Act (“GLB Act”). The GLB Act established voluntary membership for all members. A member may withdraw from membership and have its capital stock redeemed after providing to the FHLBNY the required notice.
The GLB Act resulted in a number of changes in the capital structure of the FHLBanks. The GLB Act also removed the provision that required a non-thrift member to purchase additional stock to borrow from the FHLBank if the non-thrift member’s mortgage-related assets were less than 65 percent of total assets. A member may, at the FHLBank’s discretion, redeem at par value any capital stock greater than its statutory requirement or sell it at par value to another member of that FHLBank. The final Finance Board capital rule was published on January 30, 2001, and required each FHLBank to submit a capital structure plan (“Capital Plan”) to the Finance Board by October 29, 2001 in accordance with the provisions of the GLB Act and final capital rule. The Finance Board approved the FHLBNY’s Capital Plan on July 18, 2002. The FHLBNY implemented its new Capital Plan, under the provisions of the GLB Act and the Finance Board rules, on December 1, 2005.

Federal Home Loan Bank of New York
Notes to Financial Statements
Prior to the conversion to the new capital plan on December 1, 2005, the FHLBank Act required members to hold capital stock in the FHLBNY equal to the greater of:
•	5 % of the member’s total outstanding advances plus 5 percent of the FHLBNY’s interest in the aggregate unpaid principal balance of all loans sold by the members to the FHLBNY, or

•	1% of the member’s total unpaid principal balance of residential mortgage loans (usually as of the most recent year-end), or

•	$500.
Under the GLB Act, each FHLBank may offer two classes of stock. Members can redeem Class A stock by giving six months’ notice, and redeem Class B stock by giving 5 year’s notice. Only “permanent” capital, defined as retained earnings and Class B stock, satisfies the FHLBank risk-based capital requirement. In addition, the GLB Act specifies a 5 percent minimum leverage ratio based on total capital and a 4 percent minimum capital ratio that does not include the 1.5 weighting factor applicable to the permanent capital that is used in determining compliance with the 5 percent minimum leverage ratio.
Capital Plan under GLB Act
The FHLBNY implemented its new capital plan on December 1, 2005 through the issuance of Class B stock. The conversion was considered a capital exchange and was accounted for at par value. Members’ capital stock held immediately prior to the conversion date was automatically exchanged for an equal amount of Class B Capital Stock, comprised of Membership Stock (referred to as “Subclass B1 Stock”) and Activity-Based Stock (referred to as “Subclass B2 Stock”).
Any member that withdraws from membership must wait 5 years from the divestiture date for all capital stock that is held as a condition of membership unless the institution has cancelled its notice of withdrawal prior to that date and before being readmitted to membership in any FHLBank. Commencing in 2008, the Bank at its discretion may repay a non-member’s membership stock 1.
The FHLBNY is subject to risk-based capital rules. Specifically, the FHLBNY is subject to three capital requirements under the new capital structure plan. First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, its market risk, and operations risk capital requirements calculated in accordance with the FHLBNY policy and rules and regulations of the Finance Board. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Board may require the FHLBNY to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements. In addition, the FHLBNY is required to maintain at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 time divided by total assets. The FHLBNY was in compliance with the aforementioned capital rules and requirements.

[1]	On December 12, 2007 the Finance Board approved amendments to the FHLBNY’s ’s capital plan. The amendments allows the FHLBNY to recalculate the membership stock purchase requirement any time after 30 days subsequent to a merger. The amendments also permit the FHLBNY to use a zero mortgage asset base in performing the calculation, which recognizes the fact that the corporate entity that was once its member no longer exists. As a result of these amendments, the FHLBNY could determine that all of the membership stock formerly held by the member becomes excess stock, which would give the FHLBNY the discretion, but not the obligation, to repurchase that stock prior to the expiration of the five-year notice period.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table shows the risk-based capital ratios at December 31, 2007 and 2006 (dollars in thousands):

	December 31, 2007		December 31, 2006
	Required*	Actual	Required*	Actual
Regulatory capital requirements:
Risk-based capital[1]	$578,653	$5,024,861	$611,861	$4,024,891
Total capital-to-asset ratio	4.00%	4.58%	4.00%	4.93%
Total capital[2]	$4,387,304	$5,025,494	$3,268,119	$4,025,483
Leverage ratio	5.00%	6.87%	5.00%	7.39%
Leverage capital[3]	$5,484,130	$7,537,925	$4,085,149	$6,037,335

1.	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Board’s regulations also refers to this amount as “Permanent Capital.”

2.	Actual “Total capital” is “Risk-based capital” plus allowance for credit losses.

3.	Actual Leverage capital is “Risk-based capital” times 1.5 plus allowance for loan losses.

*	Required minimum.
The Finance Board has indicated that the SFAS 150 accounting treatment for certain shares of the Bank’s capital stock will not affect the definition of total capital for purposes of determining the Bank’s compliance with regulatory capital requirements, calculating mortgage securities investment authority (300 percent of total capital), calculating unsecured credit exposure to other GSEs (100 percent of total capital), or calculating unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).
The FHLBNY’s board of directors may declare and pay dividends in either cash or capital stock only from retained and current earnings.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 16. Total comprehensive income
Total comprehensive income is comprised of net income and Accumulated other comprehensive income (loss), which includes unrealized gains and losses on available-for-sale securities, cash flow hedging activities and the additional minimum liability on employee supplemental retirement plans. Adjustments to adopt SFAS 158 in 2006, were included at December 31, 2006 as components of accumulated other comprehensive income only. Changes in accumulated other comprehensive income (loss) and total comprehensive income were as follows for each of the three years ended December 31, 2007 (in thousands):

				Accumulated
	Available-	Cash	Supplemental	Other		Total
	for-sale	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	hedges	Plans	Income (Loss)	Income	Income

Balance, December 31, 2004	$2,240	$898	(2,489)	$649

Net change	(2,240)	4,454	650	2,864	$230,158	$233,022

Balance, December 31, 2005	—	5,352	(1,839)	3,513

Net change	—	(10,115)	2,195	(7,920)	$285,195	$277,275

Incremental impact of adopting SFAS 158	—	—	(6,141)	(6,141)

Balance, December 31, 2006	—	(4,763)	(5,785)	(10,548)

Net change	(373)	(25,452)	698	(25,127)	$323,105	$297,978

Balance, December 31, 2007	$(373)	$(30,215)	$(5,087)	$(35,675)

Note 17. Earnings per share of capital
The following table sets forth the computation of earnings per share1 (dollars in thousands except per share data):

	December 31,
	2007	2006	2005

Net income before cumulative effect of change in accounting principal	$323,105	$285,195	$229,049
Cumulative effect of change in accounting principle	—	—	1,109

Net income available to stockholders	$323,105	$285,195	$230,158

Weighted average shares of capital	39,178	37,879	36,591
Less: Mandatorily redeemable capital stock	(1,463)	(509)	(427)

Average number of shares of capital used to calculate earnings per share	37,715	37,370	36,164

Earnings per share of capital before cumulative effect of change in accounting principle	$8.57	$7.63	$6.33
Cumulative effect of change in accounting principle	—	—	0.03

Net earnings per share of capital	$8.57	$7.63	$6.36

[1]	Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents.

Federal Home Loan Bank of New York
Notes to Financial Statements
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
In addition, the Bank maintains a Benefit Equalization Plan (“BEP” or “BEP plan”) that restores defined benefits and contribution benefits to those employees who have had their qualified defined benefit and defined contribution benefits limited by IRS regulations. The thrift component of the BEP plan is a supplemental defined contribution plan, which consists of the accumulated compensation deferrals and accrued interest on the deferrals. The BEP is an unfunded plan.
The FHLBNY offers a Postretirement Health Benefit Plan for retirees. The Postretirement Health Benefit Plan is an unfunded plan.
The Bank adopted the provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006. The incremental impact in 2006 of the adoption was an increase of $6.1 million to pension liabilities and an offsetting decrease in accumulated other comprehensive income.
Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses for the years ended (in thousands):

	December 31,
	2007	2006	2005

Defined Benefit Plan	$6,006	$5,536	$6,593
Benefit Equalization Plan (Defined Benefits)	1,908	1,260	1,975
Defined Contribution Plan and BEP Thrift	1,346	1,141	1,072
Postretirement Health Benefit Plan	2,377	1,830	1,625

Total retirement plan expenses	$11,637	$9,767	$11,265

Federal Home Loan Bank of New York
Notes to Financial Statements
Benefit Equalization Plan (BEP)
The plan’s liability consisted of the accumulated compensation deferrals and accrued interest on the deferrals. There were no plan assets that have been designated for the BEP plan.
The accrued pension costs for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2007	2006

Accumulated benefit obligation	$11,005	$9,259
Effect of future salary increase	4,026	2,321

Projected benefit obligation	15,031	11,580
Unrecognized prior service cost	666	282
Unrecognized net (loss)	(5,396)	(3,123)

Accrued pension cost	$10,301	$8,739

Components of the projected benefit obligation for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2007	2006

Projected benefit obligation at the beginning of the year	$11,580	$13,386
Service	626	388
Interest	880	604
Benefits paid	(346)	(346)
Actuarial loss/(gain)	2,786	(2,234)
Plan amendments	(495)	—
Change in discount rate	—	(218)

Projected benefit obligation at the end of the year	$15,031	$11,580

The measurement date used to determine current period projected benefit obligation for the BEP plan was December 31, 2007.
Amounts recognized in the Statements of condition for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2007	2006

Unrecognized (gain)/loss	$5,396	$3,123
Prior services cost	(666)	(282)
Change in estimate	—	(876)

Accumulated other comprehensive loss	$4,730	$1,965

Federal Home Loan Bank of New York
Notes to Financial Statements
Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2007	2006

Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	346	346
Benefits paid	(346)	(346)

Fair value of the plan assets at the end of the year	$—	$—

Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Service cost	$626	$388	$526
Interest cost	880	604	676
Amortization of unrecognized prior service cost	(112)	(50)	(50)
Amortization of unrecognized net loss	514	318	823

Net periodic benefit cost	$1,908	$1,260	$1,975

Other changes in benefit obligations recognized in Accumulated other comprehensive income were as follows (in thousands):

December 31, 2007

Net loss (gain)	$2,786
Prior service cost (benefit)	381
Amortization of net loss (gain)	(514)
Amortization of prior service cost (benefit)	112
Amortization of net obligation	—

Total recognized in other comprehensive income	2,765

Total recognized in net periodic benefit cost and other comprehensive income	$4,673

The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2007

Expected amortization of net (gain)/loss	$463
Expected amortization of prior service cost/(credit)	$(143)
Expected amortization of transition obligation/(asset)	$—

Federal Home Loan Bank of New York
Notes to Financial Statements
Key assumptions and other information for the actuarial calculations to determine current year’s benefit obligations for the FHLBNY’s BEP plan were as follows (dollars in thousands):

	2007	2006	2005

Discount rate *	6.37%	5.65%	5.50%
Salary increases	5.50%	5.50%	5.50%
Amortization period (years)	8	8	7
Benefits paid during the year	$(346)	$(346)	$(341)

*	The discount rate was based on the Citigroup Pension Liability Index at November 30, 2007, and adjusted by the change in Moody’s Aa corporate bond rate from November 30, 2007 to December 31, 2007.
Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments

2008	$416
2009	480
2010	569
2011	772
2012	829
2013-2017	5,490

Total	$8,556

The net periodic benefit cost for 2008 is expected to be $1.9 million.

Federal Home Loan Bank of New York
Notes to Financial Statements
Postretirement Health Benefit Plan
The FHLBNY has a postretirement health benefit plan for retirees. Assumptions used in determining the accumulated postretirement benefit obligation (“APBO”) included a discount rate of 6.37%. The effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $150.1 thousand and in APBO of $1.3 million. The effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $238.3 thousand and in APBO of $2.3 million. Employees over the age of 55 are eligible provided they have completed ten years of service after age 45.
Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2007 and 2006 were (in thousands):

	December 31,
	2007	2006
Accumulated postretirement benefit obligation at the beginning of the year	$14,577	$10,368
Service cost	727	814
Interest cost	903	748
Actuarial loss	2,574	773
Benefits paid, net of participants’ contributions	(381)	(292)
Change in plan assumptions	(812)	2,166
Change in plan provisions	(4,479)	—

Accumulated postretirement benefit obligation at the end of the year	13,109	14,577
Unrecognized net gain	—	—

Accrued postretirement benefit cost	$13,109	$14,577

Changes in postretirement health benefit plan assets were (in thousands):

	December 31,
	2007	2006
Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	381	292
Benefits paid, net of participants’ contributions and subsidy received	(381)	(292)

Fair value of plan assets at the end of the year	$—	$—

Amounts recognized in Accumulated comprehensive income for the Bank’s postretirement benefit obligation were (in thousands):

	December 31,
	2007	2006

Prior service cost/(credit)	$(4,297)	$—
Net loss/(gain)	4,654	3,820

Accrued pension cost	$357	$3,820

Federal Home Loan Bank of New York
Notes to Financial Statements
The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the postretirement health benefit plan are expected to be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands);

December 31, 2007

Expected amortization of net (gain)/loss	$265
Expected amortization of prior service cost/(credit)	$(731)
Expected amortization of transition obligation/(asset)	$—
Components of the net periodic benefit cost for the postretirement health benefit plan were (in thousands):

	Years ended December 31,
	2007	2006	2005

Service cost (benefits attributed to service during the period)	$727	$814	$505
Interest cost on accumulated postretirement health benefit obligation	903	748	546
Amortization of loss	319	268	574
Additional gain on recognition of plan amendment	611	—	—
Amortization of prior service cost/(credit)	(183)	—	—

Net periodic postretirement health benefit cost	$2,377	$1,830	$1,625

Other changes in benefit obligations recognized in Accumulated other comprehensive income were as follows (in thousands):

December 31, 2007

Net loss (gain)	$1,763
Prior service cost (benefit)	(4,479)
Amortization of net loss (gain)	(319)
Amortization of prior service cost (benefit)	(428)
Amortization of net obligation	—

Total recognized in other comprehensive income	(3,463)

Total recognized in net periodic benefit cost and other comprehensive income	$(1,086)

The measurement date used to determine current year’s benefit obligation was December 31, 2007.
Key assumptions and other information to determine current year’s obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	2007	2006	2005
Weighted average discount rate at the end of the year	6.37%	5.65%	5.50%

Health care cost trend rates:
Assumed for next year	7.00%	7.00%	8.00%
Ultimate rate	4.50%	4.50%	4.50%
Year that ultimate rate is reached	2016	2016	2010
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight - line

Federal Home Loan Bank of New York
Notes to Financial Statements
The discount rate was based on the Citigroup Pension Liability Index at November 30, 2007, and adjusted by the change in Moody’s Aa corporate bond rate from November 30, 2007 to December 31, 2007.
Future postretirement benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments

2008	$419
2009	505
2010	598
2011	663
2012	739
2013-2017	4,765

Total	$7,689

The Bank’s postretirement health benefit plan accrual for 2008 is expected to be $998.0 thousand.
Note 19. Derivatives
General – The FHLBNY may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements (collectively, derivatives) to manage its exposure to changes in interest rates. The FHLBNY may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The FHLBNY uses derivatives in three ways: by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or by designating the derivative as a asset-liability management hedge (i.e., an economic hedge). For example, the FHLBNY uses derivatives in its overall interest-rate risk management to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to adjust the interest-rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the FHLBNY also uses derivatives: to manage embedded options in assets and liabilities; to hedge the market value of existing assets and liabilities and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs.
In an economic hedge, a derivative hedges specific or non-specific underlying assets, liabilities or firm commitments, but the hedge does not qualify for hedge accounting under the rules of SFAS 133; it is, however, an acceptable hedging strategy under the FHLBNY’s risk management program. These strategies also comply with Finance Board’s regulatory requirements prohibiting speculative use of derivatives. An economic hedge introduces the potential for earnings variability due to the changes in fair value recorded on the derivatives that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments.
The FHLBNY, consistent with Finance Board’s regulations, enters into derivatives only to reduce the market risk exposures inherent in otherwise unhedged assets and funding positions. The FHLBNY utilizes derivatives in the most cost efficient manner and may enter into derivatives as economic hedges that do not necessarily qualify for hedge accounting under SFAS 133 accounting rules. As a result, when entering into such non-qualified hedges, the FHLBNY recognizes only the change in fair value of these derivatives in Other income (loss) as a Net realized and unrealized gain (loss)on derivatives and hedging activities with no offsetting fair value adjustments for the hedged asset, liability, or firm commitment.

Federal Home Loan Bank of New York
Notes to Financial Statements
Hedging activities
Consolidated Obligations – The FHLBNY manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. While consolidated obligations are the joint and several obligations of the FHLBanks, one or more FHLBanks may individually serve as counterparties to derivative agreements associated with specific debt issues. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and each of those FHLBanks simultaneously enters into a matching derivative in which the counterparty pays to the FHLBank fixed cash flows designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligations. Such transactions are treated as fair value hedges under SFAS 133. In this typical transaction, the FHLBank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable- rate advances. This intermediation between the capital and swap markets permits the FHLBNY to raise funds at a lower cost than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets. The FHLBNY does not issue consolidated obligations denominated in currencies other than U.S. dollars.
Advances – With the issuance of a putable advance (also referred to as convertible advance), the FHLBNY may purchase from the member a put option that enables the FHLBNY to effectively convert an advance from fixed rate to floating rate if interest rates increase, or to terminate the advance and extend additional credit on new terms. The FHLBNY may hedge a convertible advance by entering into a cancelable derivative where the FHLBNY pays fixed and receives variable. This type of hedge is treated as a fair value hedge under SFAS 133. The swap counterparty can cancel the derivative on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit on new terms.
The optionality embedded in certain financial instruments held by the FHLBNY can create interest-rate risk. When a member prepays an advance, the FHLBNY could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the FHLBNY generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. When the Bank offers advances (other than short-term advances) that members may prepay without a prepayment fee, it usually finances such advances with callable debt.
Mortgage Loans – The FHLBNY invests in mortgage assets. The prepayment options embedded in mortgage assets can result in extensions or reductions in the expected maturities of these investments, depending on changes in estimated prepayment speeds. Finance Board regulations limit this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life changes under certain interest-rate shock scenarios and by establishing limitations on duration of equity and changes in market value of equity. The FHLBNY may manage against prepayment and duration risk by funding some mortgage assets with consolidated obligations that have call features. In addition, the FHLBNY may use derivatives to manage the prepayment and duration variability of mortgage assets. Net income could be reduced if the FHLBNY replaces the mortgages with lower yielding assets and if the Bank’s higher funding costs are not reduced concomitantly.
The FHLBNY manages the interest-rate and prepayment risks associated with mortgages through debt issuance. The FHLBNY issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The FHLBNY analyzes the duration, convexity and earnings risk of the mortgage portfolio on a regular basis under various rate scenarios.

Federal Home Loan Bank of New York
Notes to Financial Statements
Firm Commitment Strategies – Prior to the fourth quarter of 2005, the FHLBNY designated the mortgage loan delivery commitment as a hedge of the firm commitment. Beginning with that quarter, the FHLBNY no longer applied hedge accounting to these delivery commitments. Instead, the FHLBNY records the fair value of the mortgage loan delivery commitment on the balance sheet with an offset to current period earnings.
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
Investments – The FHLBNY invests in mortgage and residential asset-backed securities, mortgage-backed securities and mortgage loans held-for-portfolio, U.S. agency securities and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risks associated with these investment securities are managed through debt issuance.
Forward Settlements – There were no forward settled securities at December 31, 2007 or at December 31, 2006.
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
Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate swaps in which the FHLBNY was an intermediary was $70.0 million and $50.0 million as of December 31, 2007 and 2006. Fair values of derivatives which the Bank acted as an intermediary were not material at December 31, 2007 and 2006. Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.
Economic hedges — The notional principal of derivatives designated as economic hedges was $1.5 billion and $175.0 million at December 31, 2007 and 2006. Fair values of derivatives designated as economic hedges was $5.5 million in unrealized gain at December 31, 2007, and de minimis at December 31, 2006.
The FHLBNY is not a derivatives dealer and does not trade derivatives for short-term profit.

Federal Home Loan Bank of New York
Notes to Financial Statements
Credit Risk – The FHLBNY is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The FHLBNY transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBNY manages counterparty credit risk through credit analysis and collateral requirements and by following the requirements set forth in Finance Board’s regulations.
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
The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives. When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure, less collateral held, represents the appropriate measure of credit risk. Substantially all derivative contracts are subject to master netting agreements or other right of offset arrangements. At December 31, 2007 and 2006, the Bank’s maximum credit risk, as defined above, was approximately $70.3 million and $224.8 million without recognition of collateral held by the FHLBNY. These totals included $53.0 million and $242.8 million of net accrued interest receivable. In determining maximum credit risk, the FHLBNY considers accrued interest receivables and payables, and the legal right to offset assets and liabilities by counterparty. Exposure to counterparties with a double-A rating was $69.5 million, or 98.9% of aggregate exposure. The remaining exposure was to members. The Bank held $41.3 million and $124.0 million in cash as collateral as of December 31, 2007 and 2006. Based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table represented outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2007 and 2006 (in thousands):

	December 31,
	2007		2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$81,766,313	$(1,243,427)	$76,125,220	$(183,808)
Cash flow	127,500	(177)	—	—
Economic	1,538,100	5,454	175,000	(253)
Interest rate caps/floors
Economic-fair value changes	1,157,694	2	1,237,694	—
Mortgage delivery commitments (MPF)
Economic-fair value changes	1,351	5	9,497	(35)
Other
Intermediation *	70,000	22	50,000	3

Total	$84,660,958	$(1,238,121)	$77,597,411	$(184,093)

Total derivatives, excluding accrued interest		$(1,238,121)		$(184,093)
Accrued interest		238,657		301,253

Net derivative balance		$(999,464)		$117,160

Net derivative asset balance		$70,278		$224,775
Net derivative liability balance		(1,069,742)		(107,615)

Net derivative balance		$(999,464)		$117,160

*	Classified as economic.
Net realized and unrealized gains and losses on derivatives and hedging activities
In accordance with SFAS 133, the FHLBNY recorded the following net realized and unrealized gains and losses on derivatives and hedging activities (in thousands):

	Years ended December 31,
	2007	2006	2005
Earnings impact of derivatives and hedging activities gain (loss):
Fair value changes-interest rate swaps	$5,919	$3,150	$(665)
Fair value changes-options	(2,611)	(2,101)	(10,481)
Net interest accruals-options	3,630	7,862	269
Fair value changes MPF delivery commitments-economic hedges	(171)	22	(582)
Fair value changes-economic hedges*	9,695	163	1,509
Net interest accruals-economic hedges*	1,894	580	484

Net impact on derivatives and hedging activities	$18,356	$9,676	$(9,466)

*	Economic hedges include intermediation and swaps not qualifying for hedge accounting under SFAS 133.
Prior period interest accruals associated with hedges are allocated by category in the table above to conform to current period classification to more precisely match gains and losses from hedging activities. This reclassification has no impact on the recorded Net realized and unrealized gain (loss) on derivatives and hedging activities.

Federal Home Loan Bank of New York
Notes to Financial Statements
Gains and losses from hedging activities designated as fair value hedges are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss). Ineffectiveness from hedges designated as cash flow hedges was inconsequential for all periods reported.
Amortization of basis resulting from modified advance hedges amounted to gains of $1.0 million, $2.1 million, and $3.6 million for the years ended December 31, 2007, 2006 and 2005.
Cash Flow hedges
There were no material amounts for the years ended December 31, 2007, 2006 and 2005 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. The balances in accumulated other comprehensive income from cash flow hedges represented net unrealized losses of $30.2 million and $4.8 million at December 31, 2007 and 2006. Over the next 12 months, it is expected that about $4.3 million in net losses recorded in accumulated other comprehensive income at December 31, 2007 will be recognized in earnings. The remaining amount, representing unrealized losses of $25.9 million, are expected to be recognized as losses over the next 10 years. At December 31, 2007, the notional amount outstanding as cash flow hedges was $127.5 million. The maximum length of time over which the Bank’s hedged its exposure at December 31, 2007 to the variability in future cash flows for forecasted transactions was three months.
Note 20. Estimated fair values
The following estimated fair value amounts have been determined by the FHLBNY using available market information and the FHLBNY’s judgment of appropriate valuation methods. These estimates were based on pertinent information available to the FHLBNY as of December 31, 2007 and 2006. Although the FHLBNY uses its judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBNY’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBNY as a going concern, which would take into account future business opportunities.
The Bank has not early adopted SFAS 157, “Fair Value Measurements.”
Cash and due from banks
The estimated fair value approximates the recorded book balance.
Interest-bearing deposits and Federal funds sold
To estimate the fair values, the cash flows are discounted using the appropriate market rates for the applicable maturity.

Federal Home Loan Bank of New York
Notes to Financial Statements
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
Mandatorily redeemable capital stock
The FHLBNY considers the fair value of capital subject to mandatory redemption, as the redemption value of the stock, which is generally par plus accrued estimated dividend. The FHLBank have a cooperative structure. Stock can only be acquired by members at par value and redeemed at par value. Stock is not traded publicly and no market mechanism exists for the exchange of stock outside the cooperative structure.

Federal Home Loan Bank of New York
Notes to Financial Statements
The carrying values and estimated fair values of the FHLBNY’s financial instruments as of December 31, 2007, were as follows (in thousands):

	December 31, 2007
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	Fair Value
Assets
Cash and due from banks	$7,909	$—	$7,909
Interest-bearing deposits	10,696,687	7,091	10,703,778
Federal funds sold	4,381,000	720	4,381,720
Available-for-sale securities	13,187	—	13,187
Held-to-maturity securities	10,284,754	(4,941)	10,279,813
Advances	82,089,667	146,865	82,236,532
Loan to other FHLBanks	55,000	—	55,000
Mortgage loans, net	1,491,628	(5,620)	1,486,008
Accrued interest receivable	562,323	—	562,323
Derivative assets	70,278	—	70,278
Other financial assets	1,624	—	1,624

Liabilities
Deposits	1,646,835	3	1,646,838
Consolidated obligations:
Bonds	66,325,817	197,907	66,523,724
Discount notes	34,791,570	6,914	34,798,484
Mandatorily redeemable capital stock	238,596	—	238,596
Accrued interest payable	655,870	—	655,870
Derivative liabilities	1,069,742	—	1,069,742
Other financial liabilities	28,941	—	28,941
The carrying values and estimated fair values of the FHLBNY’s financial instruments as of December 31, 2006, were as follows (in thousands):

	December 31, 2006
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	Fair Value
Assets
Cash and due from banks	$38,850	$—	$38,850
Interest-bearing deposits	5,591,077	62	5,591,139
Federal funds sold	3,661,000	17	3,661,017
Held-to-maturity securities	11,251,098	(81,329)	11,169,769
Advances	59,012,394	(55,450)	58,956,944
Mortgage loans, net	1,483,419	(24,284)	1,459,135
Accrued interest receivable	406,123	—	406,123
Derivative assets	224,775	—	224,775
Other financial assets	2,105	6	2,111

Liabilities
Deposits	2,389,528	1	2,389,529
Consolidated obligations:
Bonds	62,042,675	(184,723)	61,857,952
Discount notes	12,191,553	(1,229)	12,190,324
Mandatorily redeemable capital stock	109,950	—	109,950
Accrued interest payable	735,215	—	735,215
Derivative liabilities	107,615	—	107,615
Other financial liabilities	52,506	—	52,506

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 21. Commitments and contingencies
As described in Note 13, the FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception in FIN 45. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2007 and 2006.
Commitments for additional advances totaled approximately $19.5 billion and $21.2 billion as of December 31, 2007 and 2006. Commitments are conditional and were for periods of up to twelve months. Extension of credit under these commitments is subject to certain collateral requirements and other financial criteria at the time the commitment is drawn upon. Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $442.3 million and $331.1 million as of December 31, 2007 and 2006, respectively and had original terms of up to fifteen years, with a final expiration in 2019. Standby letters of credit are fully collateralized at the time of issuance. Unearned fees on standby letters of credit are recorded in other liabilities and were not significant as of December 31, 2007 and 2006. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit.
Under the MPF program, the Bank was unconditionally obligated to purchase $1.4 million and $9.5 million in mortgage loans at December 31, 2007 and 2006. Commitments are generally for periods not to exceed 45 days. Under the provision of SFAS 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities,” such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $268.6 million and $223.9 million as of December 31, 2007 and 2006.
The FHLBNY generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure. To mitigate the counterparties exposures, the FHLBNY was required to pledge cash $396.4 million and $0 million to derivative counterparties at December 31, 2007 and 2006, and these amounts were reported in assets and included in interest-bearing deposits. At December 31, 2007 and 2006, the FHLBNY was also exposed to credit risk associated with outstanding derivative transactions measured by the replacement cost of derivatives in a gain position. The Bank’s credit exposure was mitigated by cash collateral of $41.3 million and $124.0 million delivered by derivatives counterparties and held by the Bank as interest-bearing deposit liabilities at December 31, 2007 and 2006.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY charged to operating expenses net rental costs of approximately $3.1 million, $3.1 million, and $3.0 million for years ended December 31, 2007, 2006 and 2005. Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.
The following table summarizes contractual obligations and other commitments as of December 31, 2007 (in thousands):

	Payments due or expiration terms by period [1]
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par	$38,027,475	$17,392,250	$5,281,945	$5,354,300	$66,055,970
Mandatorily redeemable capital stock [1]	127,010	94,629	15,281	1,676	238,596
Premise and equipment (rental and lease obligations)	2,992	4,589	4,346	12,047	23,974

Total contractual obligations	38,157,477	17,491,468	5,301,572	5,368,023	66,318,540

Other commitments
Standby letters of credit	408,009	4,882	20,928	8,443	442,262
Unused lines of credit and other conditional commitments	19,512,009	—	—	—	19,512,009
Consolidated obligation bonds/discount notes traded not settled	956,937	—	—	—	956,937
Firm commitment-advances	5,350	—	—	—	5,350
Open delivery commitments (MPF)	1,351	—	—	—	1,351

Total other commitments	20,883,656	4,882	20,928	8,443	20,917,909

Total obligations and commitments	$59,041,133	$17,496,350	$5,322,500	$5,376,466	$87,236,449

[1]	Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.
The FHLBNY does not anticipate any credit losses from its off-balance sheet commitments and accordingly no provision for losses is required.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 22. Segment information and concentration
The FHLBNY manages its operations as a single business segment. Management and the FHLBNY’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.
The FHLBNY has a unique cooperative structure and is owned by member institutions located within a defined geographic district. The Bank’s market is the same as its membership district which includes New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. Institutions that are members of the FHLBNY must have their principal places of business within this market, but may also operate elsewhere. The FHLBNY’s primary business is making low-cost, collateralized loans, known as “advances,” to its members. Members use advances as a source of funding to supplement their deposit-gathering activities. As a cooperative, the FHLBNY prices advances at minimal net spreads above the cost of its funding to deliver maximum value to members. Advances to large members constitute a significant percentage of FHLBNY’s advance portfolio and its source of revenues.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
The top five advance holders at December 31, 2007 and 2006, and associated interest income for the years then ended are summarized as follows (in thousands):

	December 31, 2007
			Par	Percent of	Interest
	City	State	Advances	Total **	Income

Hudson City Savings Bank*	Paramus	NJ	$14,191,000	17.6%	$461,568
New York Community Bank*	Westbury	NY	8,138,625	10.1	326,012
Manufacturers and Traders Trust Company	Buffalo	NY	6,505,625	8.1	247,104
HSBC Bank USA, National Association	New York	NY	5,508,585	6.8	240,347
Metropolitan Lfe Insurance Company	New York	NY	4,555,000	5.7	81,724

Total			$38,898,835	48.3%	$1,356,755

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

**	Percentage calculated on par value of advances.

	December 31, 2006
			Par	Percent of	Interest
	City	State	Advances	Total **	Income

Hudson City Savings Bank*	Paramus	NJ	$8,873,000	15.0%	$289,348
New York Community Bank*	Westbury	NY	7,878,877	13.4	315,626
HSBC Bank USA, National Association	New York	NY	5,009,503	8.5	260,749
Manufacturers and Traders Trust Company	Buffalo	NY	3,423,231	5.8	188,514
Astoria Federal Savings and Loan Assn.	Long Island City	NY	2,480,000	4.2	114,426

Total			$27,664,611	46.9%	$1,168,663

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

**	Percentage calculated on par value of advances.
The following table summarizes advance interest income from the top five members and non-members for the year ended December 31, 2005 (in thousands):

	December 31, 2005
			Par	Percent of	Interest
	City	State	Advances	Total **	Income

New York Community Bank*	Westbury	NY	$6,476,364	10.5%	$263,161
HSBC Bank USA, National Association	New York	NY	5,008,817	8.1	167,798
Hudson City Savings Bank*	Paramus	NJ	4,300,000	7.0	139,769
North Fork Bank	Mattituck	NY	4,075,015	6.6	261,795
Manufacturers and Traders Trust Company	Buffalo	NY	3,653,730	5.9	138,552

Total			$23,513,926	38.1%	$971,075

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

**	Percentage calculated on par value of advances.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table summarizes capital stock held by members who were beneficial owners of more than 5% of the FHLBNY’s outstanding capital stock as of December 31, 2007 (shares in thousands):

		Number of	Percent of
Name of beneficial owner	Principal Executive Office Address	shares owned	Total Capital Stock

Hudson City Savings Bank *	West 80 Century Road, Paramus, NJ 07652	6,954	15.09%
New York Community Bank *	615 Merrick Avenue, Westbury, NY 11590	4,115	8.93
HSBC Bank USA, National Association	452 Fifth Avenue, New York, NY 10018	3,735	8.11
Manufacturers and Traders Trust Company	One M & T Plaza, Buffalo, NY 14203	3,653	7.93
Metropolitan Life Insurance Company	200 Park Ave., New York, NY 10166	3,390	7.36

		21,847	47.42%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at December 31, 2007. Based on this evaluation, they concluded that as of December 31, 2007, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
2007/2008 Board of Directors
The Bank’s Board of Directors (“Board”) is composed of (i) directors appointed by the Federal Housing Finance Board (“Finance Board”), and (ii) directors elected by the members (or selected by the Board to fill mid-term vacancies). Each director must be a citizen of the United States. Each appointed director must be a bona fide resident of the Bank’s district and each elected director must be an officer or director of a member of the Bank. Eligibility for appointment or election to the Board and continuing service on the Board is determined by Finance Board regulations. The term for each directorship is three years. Additionally, elected directors are subject to a limit on the number of consecutive terms they may serve. An elected director elected to three consecutive full terms on the Board is not eligible for election to a term that begins earlier than two years after the expiration of the third consecutive term.
The Board currently has six appointed director positions. An appointed director may not serve as an officer of any Federal Home Loan Bank or as a director or officer of any member of the Bank. In addition, appointed directors may not hold any financial interest in a member of the Bank. Beginning in 2007, Finance Board regulations require that the Boards of the Home Loan Banks submit names of potential appointive directors for the consideration of the Finance Board. The board of directors of the Home Loan Bank may consider any individual for inclusion on the list of names submitted to the Finance Board, provided that the board of directors has determined that the individual is eligible and well-qualified for an appointive directorship at the Bank. In this regard, the regulations also provide that any individual who seeks to be appointed to the board of a Home Loan Bank may submit to the Home Loan Bank an executed appointive director application form. However, the selection of the appointed directors remains solely within the discretion of the Finance Board.
As of January 1, 2008, the Board had ten elected director positions. Each year, the Finance Board designates the total number of elected directorships for the Bank and the number of directorships to be allocated to each of the states in the Bank’s district. The allocation is based primarily on the number of shares of capital stock required to be held by the members in each of the states in the Bank’s district as of December 31 of the preceding calendar year (the record date). Of the ten elected director positions, five are currently allocated to New York, four are allocated to New Jersey, and one is allocated to Puerto Rico and the U.S. Virgin Islands. (In 2007, the Finance Board, based on the relative number of shares of capital stock required to be held by the Bank’s members in 2006, reduced the amount of seats allocated to New York from six down to five effective January 1, 2008.)
The Bank holds elections each year for the elected director positions becoming vacant at the end of the year, with new terms beginning the following January 1. Institutions holding stock as of the record date which are located in the state electing a director are eligible to participate in the election process. For each elected director position to be filled, an eligible institution may cast one vote for each share of capital stock it was required to hold as of the record date (according to the requirements of the Bank’s capital plan), except that an eligible institution’s votes for each director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date. Interim vacancies in elected director positions are filled by the Board.

The following table sets forth information regarding each of the directors of the FHLBNY who served on the Board from January 1, 2007 through the date of this annual report on Form 10-K. Footnotes are used to identify those directors who: (i) were appointed to the Board by the Finance Board after January 1, 2007; or (ii) served on the Board throughout 2007 but not in 2008; or (iii) served on the Board throughout 2007 but only for a portion of 2008. The footnotes also identify those directors who served on the Board throughout 2007 and who were also either reelected by Bank members or reappointed by the Finance Board for a new term on the Board commencing January 1, 2008. After the table is biographical information for each director.

			Expiration	Elected to	Appointed
		Director	of Term	Represent	by
Name	Age	Since	December 31,	Members in	FHFB

George L. Engelke, Jr. (Past Chair - 2007) [a]	69	1999	2007	NY
David W. Lindstrom (Chair - 2008; Past Vice Chair - 2007)	68	2003	2008	NJ
Michael M. Horn (Vice Chair - 2008) [b]	68	2007	2009		x
Anne Evans Estabrook [c]	63	2004	2010		x
Joseph R. Ficalora [d]	61	2005	2010	NY
Carl A. Florio [e]	59	2006	2008	NY
James W. Fulmer	56	2007	2009	NY
José Ramon Gonzalez	53	2004	2009	PR & USVI
Ronald E. Hermance, Jr. [d]	60	2005	2010	NJ
Katherine J. Liseno	62	2004	2009	NJ
Kevin J. Lynch [d]	61	2005	2010	NJ
Joseph J. Melone [b]	76	2007	2009		x
Richard S. Mroz [c]	46	2002	2010		x
C. Cathleen Raffaeli [b]	51	2007	2008		x
Edwin C. Reed [b]	54	2007	2008		x
John M. Scarchilli [d]	56	2006	2010	NY
George Strayton	64	2006	2008	NY

[a]	Final term ended on December 31, 2007.

[b]	Appointed by the Federal Housing Finance Board to serve on the Board commencing April 12, 2007.

[c]	Reappointed by the Federal Housing Finance Board for a new term commencing January 1, 2008.

[d]	Reelected by the Bank’s membership for a new term commencing January 1, 2008.

[e]	Left office on January 22, 2008 upon termination of employment with Bank member First Niagara Bank; under Finance Board regulations, one must be an officer or director of a member in order to serve as an elected director on the Bank’s Board.
Mr. Engelke (Past Chair - 2007) has been Chairman of Astoria Financial Corporation and its subsidiary, Astoria Federal Savings and Loan Association, since 1997. He has also served as CEO of these entities since 1989. He served as President of these entities from 1989 through August, 2007. He is a member of the Board of Trustees of Long Island University, past chair and current member of the Board of Directors of the Community Preservation Corporation, and a member of the Advisory Board of Directors of Neighborhood Housing Services of New York City, Inc. Mr. Engelke is a member of the Board of Directors of the New York Bankers Association. In addition to holding member positions on various committees of America’s Community Bankers, now the American Bankers Association. Mr. Engelke previously served as a member of the Financial Accounting Standards Advisory Council.

Mr. Lindstrom (Chair – 2008; Past Vice Chair – 2007) has been President, Chief Executive Officer, and Director of Franklin Bank of Woodstown, New Jersey since 1985. He has served on the New Jersey League of Community Banker’s (“New Jersey League”) Board of Governors and as its chair. He is currently a member of the New Jersey League’s Legislative and Regulatory Affairs Committee, and is a director of the League’s subsidiary Banker’s Cooperative Group, Inc. Mr. Lindstrom has served as a member of the Board of Directors of the Pentegra Defined Benefit Plan For Financial Institutions since 2005. He has also served on the Board of Directors of Pentegra Services, Inc. since 2005 and was the Chair of that Board from 2005 through 2007. He also served on the Board of the Pentegra Defined Contribution Plan For Financial Institutions from 1991 through 2004; he was the Chair of that Board from 1997 to 1998 and again from 2001 to 2004. In addition, he has served as a director and chairman of the Philadelphia Federal Reserve Thrift Council. Mr. Lindstrom is a member of the American Bankers Association (“ABA”) Government Relations Summit and also serves as chair of the ABA’s Directors Publication Advisory Group.
Mr. Horn (Vice Chair - 2008) has been a partner in the law firm of McCarter & English, LLP since 1990. He was a member of the New Jersey State Assembly, a member of the Assembly Banking Committee, Commissioner of Banking, New Jersey State Treasurer, on the Executive Commission on Ethical Standards both as its vice chair and chairman, appointed as a State Advisory Member of the Federal Financial Institutions Examination Council, and a member of the Municipal Securities Rulemaking Board. Mr. Horn is counsel to the New Jersey League of Community Bankers, Inc., chairman of the Bank Regulatory Committee of the Banking Law Section of the New Jersey State Bar Association, a member of the Board of Directors of the Community Foundation of New Jersey, and a Fellow of the American Bar Foundation.
Ms. Estabrook has been the owner of Elberon Development Co. in Cranford, NJ since 1984. It, together with its affiliated companies, own approximately two million square feet of rental property, primarily industrial. She is the past chairman of the New Jersey Chamber of Commerce and until June 2007 served on its executive committee, and chaired its nominating committee. She previously served as a director on the boards of Summit Bank, United Jersey Bank, Constellation Bancorp, and the National State Bank of Elizabeth. Ms. Estabrook also served as a member of the Lay Board of the Delbarton School in Morristown for 15 years, including five years as chair. Ms. Estabrook currently is a member of the Board of Trustees of Catholic Charities, serves on its Executive Committee, and Chairs its Nominating Committee and Building and Facilities Committees. She is on the Board of Overseers of the Weill Cornell Medical School, is also on the Board of Trustees of Monmouth Medical Center, serves on its Executive and Community Action Committees, and Chairs the Children’s Hospital Committee. Ms. Estabrook serves as a Member of the Liberty Hall Museum Board at Kean University in Union, NJ, she is on the Council of the New Jersey Performing Arts Center (NJPAC), and is a the Trustee for New Jersey Network (NJN).
Mr. Ficalora has been President and Chief Executive Officer and a Director of New York Community Bancorp, Inc. since its inception on July 20, 1993 and President and Chief Executive Officer and a Director of its primary subsidiaries, New York Community Bank (“New York Community”) and New York Commercial Bank (“New York Commercial”), since January 1, 1994 and December 30, 2005, respectively. On January 1, 2007, he was appointed Chairman of New York Community Bancorp, Inc., New York Community and New York Commercial, a position he previously held at New York Community Bancorp, Inc. from July 20, 1993 through July 31, 2001 and at New York Community from May 20, 1997 through July 31, 2001. Since 1965, when he joined New York Community (formerly Queens County Savings Bank), Mr. Ficalora has held increasingly responsible positions, crossing all lines of operations. Prior to his appointment as President and Chief Executive Officer of New York Community in 1994, Mr. Ficalora served as President and Chief Operating Officer (beginning in October 1989); before that, he served as Executive Vice President, Comptroller and Secretary. A graduate of Pace University with a degree in business and finance, Mr. Ficalora provides leadership to several professional banking organizations.

In addition to serving as a member of the Executive Committee and as Chairman of the former Community Bankers Association of New York State, Mr. Ficalora is a Director of the New York State Bankers Association and Chairman of its Metropolitan Area Division. Mr. Ficalora also serves as a member of the Board of Directors of the Thrift Institutions Advisory Council of the Federal Reserve Board in Washington and the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York. In addition, he is a member of the Board of Directors of the RSI Retirement Trust and also of Peter B. Cannell. Mr. Ficalora has previously served as a member of the board of Computhrift Corporation, Chairman and board member of the New York Savings Bank Life Insurance Fund, President and Director of the MSB Fund and President and Director of the Asset Management Fund Large Cap Equity Institutional Fund, Inc. Mr. Ficalora has been a member of the Board of Directors of the Queens Chamber of Commerce since 1990 and a member of its Executive Committee since April 1992. In addition, Mr. Ficalora is President of the Queens Library Foundation Board, and serves on the Boards of Directors of the Queens Borough Public Library, the Queens College Foundation, the Queensborough Community College Fund, the New York Hall of Science, Flushing Cemetery, and Forest Park Trust and on the Advisory Council of the Queens Museum of Art.
Mr. Florio was, from July 2007 until January 2008, Senior Vice President of First Niagara Bank (“First Niagara”). Prior to that, from August 2006 until July 2007, he was Counsel to the President and CEO of First Niagara. Before that, from January 2005 until August 2006, Mr. Florio was Eastern New York Regional President of First Niagara. Before joining First Niagara, Mr. Florio was (from 1993 to 1996) the Chief Financial Officer and then (from 1996 through January 2005) the President and Chief Executive Officer of Hudson River Bank & Trust Co. Mr. Florio’s earlier work experience included several years as a partner in the accounting firm of Pattison, Koskey, Rath & Florio, where he specialized in auditing commercial banks and savings institutions throughout the Hudson Valley. Mr. Florio has also been active in many professional and community service organizations. He is currently a board member of Hudson River Bank & Trust Company Foundation, State University of New York at Albany Foundation, Fuller Road Management, Columbia-Greene Community College Foundation, Columbia Children’s Center, AAA Hudson Valley and ABMC. Mr. Florio is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York at Albany.
Mr. Fulmer has been a director of The Bank of Castile since 1988, the Chairman and Chief Executive Officer of the institution since 1992, and Chairman, President and Chief Executive Officer since 2002. Mr. Fulmer has also been Vice Chairman of Tompkins Financial Corporation, the parent company of The Bank of Castile, since 2006. He is Chairman of the Board of Directors for Tompkins Insurance Agencies, Inc. and AM&M Financial Services, Inc., both subsidiaries of Tompkins Financial Corporation. In addition, Mr. Fulmer is a director of Mahopac National Bank, which is also a subsidiary of Tompkins Financial Corporation. Before joining The Bank of Castile, Mr. Fulmer held various executive positions with Fleet Bank of New York (formerly known as Security New York State Corporation and Norstar Bank) for approximately 12 years.   He is an active community leader, serving as a member of the Board of Directors of the Erie & Niagara Insurance Association, Cherry Valley Insurance Company, United Memorial Medical Center in Batavia, and the Genesee County Economic Development Center.   Mr. Fulmer currently serves on the Government Relations Committee of the American Bankers Association.  He is a former director of the Monroe Title Corporation and the Catholic Heath System of Western New York.  Mr. Fulmer is also a former president of the Independent Bankers Association of New York State and a former member of the Board of Directors of the New York Bankers Association.
Mr. González has been President and Chief Executive Officer of Santander BanCorp and Banco Santander Puerto Rico since October of 2002. He joined the Santander Group in August 1996 as President and Chief Executive Officer of Santander Securities Corporation. He later served as Executive Vice President and Chief Financial Officer of Santander BanCorp and in April 2002, he was named President and Chief Operating Officer. Mr. González is a past President of the Puerto Rico Bankers Association and a past president of the Securities Industry Association of Puerto Rico. Mr. González was at Credit Suisse First Boston from 1983 to 1986 as Vice President of Investment Banking, and from 1989 to 1995 as President and Chief Executive Officer of the firm’s Puerto Rico subsidiary. From 1986 to 1989, Mr. González was President and Chief Executive Officer of Government Development Bank for Puerto Rico. From 1980 to 1983, he was in the private practice of law in San Juan, Puerto Rico with the law firm of O’Neill & Borges.

Mr. Hermance, Chairman, President and Chief Executive Officer of Hudson City Savings Bank, Paramus, New Jersey, has 18 years of service with that institution. He joined Hudson City as Senior Executive Vice President and Chief Operating Officer and was also named to the Board of Directors. In 1997, he was promoted to President, and on January 1, 2002, he became Chief Executive Officer. On January 1, 2005, Mr. Hermance assumed the title of Chairman in addition to President and Chief Executive Officer. Mr. Hermance carries similar titles in Hudson City Bancorp, the parent company, which trades on NASDAQ. Mr. Hermance also serves on the Board of the New Jersey League of Community Bankers.
Ms. Liseno has been President and Chief Executive Officer of Metuchen Savings Bank since 1979, having begun her career with the bank in 1962.  She is a member of the New Jersey League of Community Banker’s (“New Jersey League”) Legislative and Regulatory Affairs Committee and currently serves on the Board of the Thrift Institutions Community Investment Corp. (TICIC), a subsidiary of the New Jersey League.  She is also a trustee of the Savings Association Political Election Committee of the New Jersey League (SAPEC-NJ). She previously served on the New Jersey League’s Executive Committee and the Board of Bankers Cooperative Group, Inc., another subsidiary of the New Jersey League. In addition, she previously served as the past Chairman of the Board of Governors of the New Jersey League. She is also past president of the Central Jersey Savings League.
Mr. Lynch has been President and Chief Executive Officer of Oritani Savings Bank headquartered in the Township of Washington, New Jersey since July 1, 1993. He has also been President and Chief Executive Officer of Oritani Financial Corporation, the holding company of Oritani Savings Bank, since 1998. Mr. Lynch has also served as Chair of the two aforementioned entities since August of 2006; prior to that time, he served as a Director. Mr. Lynch is a former Chairman of the New Jersey League of Community Bankers and served as a member of its Board of Governors for several years and also served on the Board of its subsidiary, the Thrift Institutions Community Investment Corp. (TICIC). Mr. Lynch is a member of the Professional Development and Education Committees of America’s Community Bankers. He has been a member of the Board of Directors of the Pentegra Defined Benefit Plan For Financial Institutions since 1997, was Chair of that Board in 2004 and 2005 and was Vice Chair in 2002 and 2003. He has also been a member of the Board of Pentegra Services, Inc. since 2007. He is a member of the American Bar Association and a former member of the Board of Directors of Bergen County Habitat for Humanity. Mr. Lynch is also a member of the Board of Directors of the Hackensack Main Street Business Alliance. Prior to appointment to his current position at Oritani Savings Bank in 1993, Mr. Lynch was Vice President and General Counsel of a leasing company and served as a director of Oritani Savings Bank. Mr. Lynch earned a Juris Doctor degree from Fordham University, an LLM degree from New York University, an MBA degree from Rutgers University and a BA in Economics from St. Anselm’s College.
Mr. Melone has been chairman emeritus of The Equitable Companies, Incorporated since April 1998. Prior to that, he was President and Chief Executive Officer of The Equitable Companies from 1996 until April 1998 and, from 1990 until April 1998, he was Chairman and Chief Executive Officer of its principal insurance subsidiary, The Equitable Life Assurance Society of the United States (“Equitable Life”). Until August of 2007, he served on the board of directors of BISYS. Previously, Mr. Melone served as a director of both The Equitable Companies and Equitable Life as well as subsidiaries Donaldson, Lufkin & Jenerette, Inc. and Alliance Capital Management Corporation. Prior to joining Equitable Life in 1990, Mr. Melone was president of The Prudential Insurance Company of America. He is a former Huebner Foundation fellow, and previously served as an associate professor of insurance at The Wharton School of the University of Pennsylvania and research director at The American College. Mr. Melone is a Chartered Life Underwriter, Chartered Financial Consultant and Chartered Property and Casualty Underwriter. He is Chairman of the Board of Horace Mann Educators, Inc. and has held leadership positions in a number of insurance industry associations, as well as numerous civic organizations. He received his bachelor’s, master’s and doctoral degrees from the University of Pennsylvania.

Mr. Mroz, of Haddonfield, New Jersey, is a government and public affairs consultant and lawyer. For six years, until December 31, 2006, Mr. Mroz was Of Counsel to the law firm of Stradley Ronon Stevens & Young, LLP. On January 1, 2007, he became president of Salmon Ventures, Ltd., which is a non-legal government, regulatory and public affairs consulting firm. Mr. Mroz represents clients in New Jersey and nationally in connection with legislative, regulatory and business development affairs. Mr. Mroz as a governmental affairs agent is an advocate for clients in the utility, real estate, insurance and banking industries for federal, state, and local regulatory, administrative, and legislative matters. He also became Of Counsel to the law firm of Gruccio, Pepper, DeSanto & Ruth on April 1, 2007. In his law practice he concentrates on real estate, corporate and regulatory issues in New Jersey. He has a distinguished record of community and public service. Mr. Mroz is the former Chief Counsel to New Jersey Governor Christine Todd Whitman serving in that position in 1999 and 2000. Prior to that, he served in various capacities in the Whitman Administration, including Special Counsel, Director of the Authorities, and member of the Governor’s Transition Team. He served as County Counsel for Camden County, New Jersey, from 1991 to 1994. Mr. Mroz is also active in community affairs, serving on the board of directors for the New Jersey Alliance for Action and Volunteers for America, Delaware Valley. Mr. Mroz currently serves as counsel to the Atlantic City Hotel and Lodging Association and the New Jersey Conference of Mayors, and was former counsel to the Delaware River Bay Authority. He is also the solicitor for the Waterford Township, N.J., planning board. He is also a frequent commentator on Philadelphia radio and TV regarding election and political issues.
Ms. Raffaeli has been the President and Managing Director of the Hamilton White Group, LLC since 2002. The Hamilton White Group is an advisory firm dedicated to assisting companies grow their businesses and pursue new markets. From 2004 to 2006, she was also the President and Chief Executive Officer of the Cardean Learning Group. Additionally, she served as the President and Chief Executive Officer of Proact Technologies, Inc. from 2000 to 2002 and Consumer Financial Network from 1998 to 2000. Ms. Raffaeli also served as the Executive Director of the Commercial Card Division of Citicorp and worked in executive positions in Citicorp’s Global Transaction Services and Mortgage Banking Divisions from 1994 to 1998. She has also held senior positions at Chemical Bank and Merrill Lynch. Ms. Raffaeli serves on the Board of Directors of E*Trade, American Home Mortgage Holdings, Inc., and Indecomm Global, a privately held company.
Rev. Reed has served as CEO of the Greater Allen Development Corporation (“Allen Corporation”) since July 2007. The Allen Corporation, with funding of more than $31 million, annually rehabilitates communities by sponsoring affordable housing, developing and managing 14 commercial stores, operating a community service center and providing quality education for over 500 students. Rev. Reed was previously the Chief Financial Officer of Greater Allen AME Cathedral, located in Jamaica, Queens, New York from 1996 to July 2007. From 1986 to 1995, Rev. Reed served as the campaign manager and Chief of Staff for Congressman Floyd Flake. Prior to becoming involved in public policy, Rev. Reed managed the $6 billion liquid asset portfolio for General Motors and was a financial analyst for Chevrolet, Oldsmobile, Pontiac, Cadillac, Buick and GM of Canada. Rev. Reed gained his initial financial experience as a banker at First Tennessee Bank in Memphis, Tennessee. Rev. Reed earned a Masters of Business Administration from Harvard Business School, a Bachelor of Business Administration from Memphis State University and a Masters of Divinity at Virginia Union University. He currently serves on the following organizations in the following positions: Commission Member, New York City Traffic Mitigation Congestion Commission; Vice Chairman of Board of Trustees, Hofstra University; Chairman, Jamaica Business Resource Center; Treasurer, Outreach Project; Board Member, JP Morgan Chase Bank National Community Advisory Board; Board Member, Wheelchair Charities; Board Member, Allen Transportation; Board Member, Allen Women’s Resource Center; and Board Member, Allen Housing Development Corporation.

Mr. Scarchilli has been President and Chief Executive Officer of Pioneer Bank, headquartered in Troy, New York, since 1997 and is a member of the Board of Trustees. Mr. Scarchilli is a graduate of Hudson Valley Community College in Troy and has a Bachelor’s Degree in Accounting from Siena College. Mr. Scarchilli also serves as President, CEO and Director of Pioneer Commercial Bank, a wholly owned subsidiary of Pioneer Savings Bank. He is also a Director of the New York Bankers Association as well as Chairman of that Association in 2008. He is a Director of the American Bankers Association, a national banking trade organization, and a member of their Professional Development/Education Committee. Mr. Scarchilli is also a member of the Banking Board of New York State. Through January 8, 2007, Mr. Scarchilli served as a Director of Asset Management Fund Large Cap Equity Fund Institutional Fund, Inc. Mr. Scarchilli also serves on numerous not-for-profit boards in the local community. He is a Director of the Center for Economic Growth (CEG) and the Albany-Colonie Regional Chamber of Commerce. He is Co-Chair of Troy 20/20 and the annual Chairman of the Hudson Valley Community College President’s Circle. Additionally, he serves as a member of the Audit and Compliance Committee of Ordway Research Institute.
Mr. Strayton has been President and Chief Executive Officer of Provident Bank, an independent full service community bank with $2.8 billion in assets headquartered in Montebello, New York, since 1986. He is also President, Chief Executive Officer and a Director of Provident New York Bancorp, the holding company of Provident Bank. Mr. Strayton joined Provident Bank in 1982 after 18 years with Bankers Trust Company. Mr. Strayton is currently a director of the New York Bankers Association and a member of the Government Affairs Committee of the American Bankers Association. He also serves as a director of Orange & Rockland Utilities and the New York Business Development Corporation. Mr. Strayton’s career includes chairmanships of the Community Bankers Association of New York State, St. Thomas Aquinas College, Rockland Business Association, Rockland County Boy Scouts of America, and Rockland United Way, among other local organizations.
Executive Officers
The following sets forth the executive officers of the FHLBNY at December 31, 2007 and as of the date of this annual report on Form 10-K:

			Employee of
Executive officer	Position held	Age	Bank since

Alfred A. DelliBovi	President & Chief Executive Officer	61	11/30/92
James A. Gilmore	Senior Vice President & Head of Marketing & Sales	60	02/14/84
Robert R. Hans	Senior Vice President & Head of Technology & Support Services	58	01/03/72	*
Paul B. Héroux	Senior Vice President & Head of Member Services	49	02/27/84
Peter S. Leung	Senior Vice President & Chief Risk Officer	52	01/20/04
Patrick A. Morgan	Senior Vice President & Chief Financial Officer	67	02/16/99
Kevin M. Neylan	Senior Vice President of Strategic & Organizational Performance	50	04/30/01
Craig E. Reynolds	Senior Vice President & Head of Asset Liability Management	58	06/27/94

*	Terminated 1/15/75; rehired 9/16/75
Alfred A. DelliBovi was elected President of the Federal Home Loan Bank of New York in November 1992. As President, he serves as the Chief Executive Officer and directs the Bank’s overall operations to facilitate the extension of credit products and services to 291 neighborhood-based lenders. Since 2005, Mr. DelliBovi has been a member of the Board of Directors of the Pentegra Defined Contribution Plan for Financial Institutions; he previously served on this board from 1994 through 2000. He also served on the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions from 2001 through 2003. Prior to joining the Bank, Mr. DelliBovi served as Deputy Secretary of the U.S. Department of Housing and Urban Development, from 1989 until 1992. In May 1992, President Bush appointed Mr. DelliBovi Co-Chairman of the Presidential Task Force on Recovery in Los Angeles. Mr. DelliBovi served as a senior official at the U.S. Department of Transportation in the Reagan Administration, was elected to four terms in the New York State Assembly, and earned a Master of Public Administration degree from Bernard M. Baruch College, City University of New York.

James A. Gilmore was appointed Head of Marketing and Sales in April 2004. He joined the Bank in 1984 after almost ten years with the Federal Reserve Bank of New York. During his 23 years at the FHLBNY, Mr. Gilmore has served in several positions, most recently as Head of Marketing and Sales and the senior officer in charge of correspondent banking and Business Risk Team. Mr. Gilmore retired from the Bank in March 2008.
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
Paul B. Héroux was appointed Head of Member Services in April 2004 and oversees several functions including Credit and Correspondent Services, Collateral Services, Acquired Member Assets and Community Investment/Affordable Housing Operations. Mr. Héroux joined the Bank in 1984 as a Human Resources Generalist and served as the Director of Human Resources from 1988 to 1990. In his tenure with the Bank, he has held other key positions including Director of Financial Operations and Chief Credit Officer. He is a graduate of St. Bonaventure University and a recent graduate of the Columbia Senior Executive Program. Prior to joining the Bank, Mr. Héroux held positions at Merrill Lynch & Co. and EF Hutton & Co.
Kevin M. Neylan was named Head of Strategy and Organizational Performance in April 2004. Mr. Neylan joined the FHLBNY in April 2001 and is responsible for developing and overseeing execution of the Bank’s business strategy. He is also responsible for leading the Bank’s human resources and legal functions. Mr. Neylan had approximately twenty years experience in the financial services industry prior to joining the Bank. He was a partner in the financial service consulting group of one of the Big Four accounting firms and also holds an M.S. in corporate strategy from the MIT Sloan School of Management.
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

Section 16 (a) Beneficial Ownership Reporting Compliance
In accordance with correspondence from the Office of Chief Counsel of the Division of Corporation Finance of the U.S. Securities and Exchange Commission dated August 26, 2005, Directors, officers and 10% stockholders of the Bank are exempted from Section 16 of the Securities Exchange Act of 1934 with respect to transactions in or ownership of Bank capital stock.
Audit Committee
The Audit Committee of the FHLBNY’s Board of Directors is primarily responsible for overseeing the services performed by the FHLBNY’s independent registered public accounting firm and internal audit department, evaluating the FHLBNY’s accounting policies and its system of internal controls and reviewing significant financial transactions. For the period from January 1, 2007 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included, at various times: George L. Engelke, Jr., Carl A. Florio, Anne Evans Estabrook, Joseph R. Ficalora, José R. González, Michael M. Horn, Katherine J. Liseno, Joseph J. Melone and John M. Scarchilli. As of the date of the filing of this annual report on Form 10-K, the members of the Audit Committee are: Michael M. Horn (Acting Chair), Anne Evans Estabrook, Joseph R. Ficalora, José R. González, Katherine J. Liseno, Joseph J. Melone and John M. Scarchilli.
Audit Committee Financial Expert
The FHLBNY’s Board of Directors has determined that for the period from January 1, 2007 through the date of the filing of this annual report on Form 10-K, José R González of the FHLBNY’s Audit Committee qualified as an “audit committee financial expert” under Item 407 (d) of Regulation S-K but was not considered “independent” as the term by the rules of the New York Stock Exchange.
Code of Ethics
It is the duty of the Board of Directors to oversee the Chief Executive Office and other senior management in the competent and ethical operation of the FHLBNY on a day-to-day basis and to assure that the long-term interests of the shareholders are being served. To satisfy this duty, the directors take a proactive, focused approach to their position, and set standards to ensure that the FHLBNY is committed to business success through maintenance of the highest standards of responsibility and ethics. In this regard, the Board has adopted a Code of Business Conduct and Ethics that applies to all employees as well as the Board. The Code of Business Conduct and Ethics is posted on the Corporate Governance Section of the FHLBNY’s website at http://www.fhlbny.com. The FHLBNY intends to disclose any changes in or waivers from its Code of Business Conduct and Ethics by filing a Form 8-K or by posting such information on its website.

ITEM 11. EXECUTIVE COMPENSATION
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
To achieve the foregoing, the Bank seeks to recruit and retain only competent and talented individuals to achieve the Bank’s mission, and to keep its work force at a level that will allow the Bank to effectively conduct its business. In this regard, as of December 31, 2007, the Bank was staffed by 246 employees, a relatively small workforce for a New York City-based financial institution that had, as of that date, $109.7 billion in assets. Therefore, all employees, and particularly senior and middle management, are frequently required to perform multiple tasks requiring multiple skills.
In addition, the Bank operates in a very competitive market for financial talent. Without the capability to attract, motivate and retain talented employees, the ability of the Bank to fulfill its mission would be in jeopardy.
Compensation is a key element to attract, motivate and retain talent. It is the role of the Compensation and Human Resource Committee (“Committee” or “C&HR Committee”) of the Bank’s Board of Directors (“Board”) to:
(a) advise the Board on compensation, benefits, and human resources matters affecting Bank employees;
(b) review and discuss with Bank management the Compensation Discussion and Analysis (“CD&A”) to be included in the Bank’s Form 10-K and determine whether to recommend to the Board that the CD&A be included in the Form 10-K; and
(c) review and monitor compensation arrangements for the Bank’s executives so that the Bank continues to retain, attract, motivate and align quality management consistent with the investment rationale and performance objectives contained in the Bank’s annual business plan and budget, subject to the direction of the Board.
The Committee-recommended and Board-approved Compensation Policy acknowledges the Bank’s business environment and the additional factors the Bank takes into account to remain competitive in its labor market. Those additional factors include but are not limited to:
Geographical area — New York Metropolitan area is a highly competitive market for talent in the financial disciplines;
Cost of living — The New York Metropolitan area has a high cost of living that may require compensation premiums for some positions, particularly at more junior levels;

Availability/demand for talent — e.g., Recruiting critical positions with high market demand typically requires a recruiting premium to entice an individual to change firms.

In response to the challenging environment that the Bank operates in, compensation and benefits at the Bank consist of the following components: (a) cash compensation (i.e., base salary and a “variable” or “at risk” short-term incentive compensation plan); (b) retirement-related benefits (i.e., defined benefit, defined contribution, benefit equalization, and, as of July 1, 2008, nonqualified profit sharing plans); and (c) health and welfare programs and other benefits which are listed and explained in Section IV C below, comprehensively termed “Other Benefits”. These components make up the Bank’s compensation and benefits program. It is the role of the Committee to formulate the structure of the Bank’s compensation and benefits program and it is the role of management to administer that formulation. As changes are made to one element of the program mix, the Committee considers the impact on the other elements of the program.
This CD&A provides information related to the Bank’s compensation and benefits program provided to its named executive officers (or “NEOs”) for 2007 — that is, the Bank’s Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and the three most highly-compensated executive officers other than the PEO and PFO. The information includes, among other things, the objectives of the Bank’s compensation and benefits program and the elements of compensation the Bank provides to its NEOs (and other employees).
I. Objectives of the Bank’s compensation and benefits program
The Bank’s compensation and benefits program consists of the following components: (a) cash compensation (i.e., base salary and a “variable” or “at risk” short-term incentive compensation plan); (b) retirement-related benefits (i.e., defined benefit, defined contribution, benefit equalization and, as of July 1, 2008, nonqualified profit sharing plans); and (c) health and welfare programs and other benefits.
On June 29, 2006, the Committee engaged a compensation and benefits consultant, Aon Consulting, Inc. (“Aon”). McLagan Partners, Inc. (“McLagan”), a subsidiary of Aon which focuses on executive compensation, was also involved in this engagement. (Aon had, previous to the above engagement, been retained by the Bank with regard to matters pertaining to retiree medical benefits reporting as well as a review of actuarial assumptions and valuations used by the administrator of the Bank’s Defined Benefit and Benefit Equalizations Plans. McLagan had also been previously engaged by the Bank for compensation consulting.) To assist the Committee’s review of the process and conclusions of Aon’s benefit and compensation study, the Committee engaged another compensation and benefits consultant, Pearl Meyers and Partners. Pearl Meyers was of the view that the compensation review process was very thorough, and that the Committee exercised its fiduciary duties throughout the process.
The purpose of the June 29, 2006 engagement was to retain an outside expert who would perform a broad and comprehensive review of all the Bank’s compensation and benefits programs. Specifically, the consultant was instructed to: (i) determine how the Bank’s programs and level of rewards were aligned with the market; (ii) ascertain the current and projected costs of each Bank benefit and identify ways to control these costs; (iii) determine the optimal mix of compensation and benefits for the Bank; and (iv) determine if there were alternative ways to provide benefits. The consultant was instructed to keep in mind the Bank’s desire to attract, motivate and retain talented employees.
During the review process, Aon recommended regional and commercial banks as the Bank’s peer group for “benchmarking” purposes (that is, for purposes of comparing levels of benefits and compensation). Aon weighed a number of factors in order to arrive at the selection of this particular peer group. Among the factors considered were firms that were either business competitors or labor market competitors (focusing attention on firms either headquartered or having major offices in the same or similar geographic markets), and firms similar in size (assets, revenues and employee population) to the Bank. Through Aon’s experience working with other Home Loan Banks and through direct interviews with the Bank’s senior management, Aon identified the current and future skill sets needed to meet the Bank’s business objectives and also noted that the Bank tended to hire employees from and lose employees to these institutions. Aon also proposed that Bank Officer positions be matched one position level down versus commercial/regional banks.

While “Wall Street” firms were considered, Aon recommended they not be used as benchmark peers because these firms tend to base their compensation levels to a significant extent on activities that carry a high degree of risk and commensurate level of return, while the Bank operates using a low risk/return business model. The Committee and the Board agreed with these recommendations.
A representative list of the commercial bank peer group is set forth in the table below.

Australia & New Zealand Banking Group
ABN AMRO
Allied Irish Bank
The Bank of Nova Scotia
Banco Santander
Bank of New York/Mellon
Bank of Tokyo — Mitsubishi UFJ
Bank of America
BMO Financial Group
BNP Paribas
Brown Brothers Harriman
The CIT Group
Cargill
CIBC World Markets
Citigroup
Citizens Bank
Commerzbank
Commonwealth Bank
of Australia
DVB Bank
DZ Bank
Deutsche Bank
Dresdner Kleinwort Wasserstein
Fifth Third Bank
Fortis Financial Services LLC
GE Commercial Finance
GMAC
HSBC Bank
HSBC Corporate, Investment Banking & Markets
Hypo Vereinsbank
ING Bank
JP Morgan Chase
KeyCorp
Lloyds TSB
M&T Bank Corporation
Mizuho Corporate Bank, Ltd.
National Australia Bank
Rabobank Nederland
Royal Bank of Canada
Royal Bank of Scotland/Greenwich Capital
Societe Generale
Standard Chartered Bank
Sumitomo Mitsui Banking Corporation
SunTrust Banks
TD Securities
Wachovia Corporation
Wells Fargo Bank
WestLB
Westpac Banking Corporation

Note: Benchmarking data from international banks only contained results from their New York operations.
Aon’s review was completed and presented to the Board on August 3, 2007.
The results of the study completed by Aon indicated that the value of the Bank’s compensation and benefits program was slightly above that of the regional/commercial banks. The results also showed that the Bank had a shortfall in current compensation as compared to regional/commercial banks but that the Bank’s higher retirement benefit value compensated for the shortfall.
Aon’s recommendations to the Board were based on the Committee’s direction that:
•	dominant features of the Bank’s current compensation and benefits program which stressed fixed compensation over variable to support the Bank’s risk-averse culture should be retained;

•	greater weight on benefits vs. competitor peer group should be retained; and

•	heavier reliance on base pay vs. incentive pay should be retained.
As a result of the study and Aon’s recommendations, the Board directed that changes in the Bank’s retirement plan for certain active employees be made effective as of July 1, 2008 and changes be made to health and welfare plans effective as of January 1, 2008 for all active employees and certain employees who retire on or after January 1, 2008. In addition, in December of 2007, the Board approved a new nonqualified profit sharing plan for certain Bank employees effective July 1, 2008 which was also recommended by Aon. The changes to these plans as well as the addition of the new nonqualified profit sharing plan will be discussed below. (While Aon interviewed members of management and conducted focus sessions with various employees at all levels for information gathering purposes during the course of the study, the Committee and the Board acted on Aon’s recommendations independent of the Bank’s management and employees.)

The objectives of the Bank’s compensation and benefits program are to help motivate employees to achieve superior results for the Bank, and to provide a program that allows the Bank to compete for and retain talent that otherwise might be lured away from the Bank. The Bank’s program is, for the most part, applicable to all Bank employees, including NEOs. However, two major program elements are available to certain employees, including all eligible NEOs, as follows: i) participation in the short-term incentive compensation plan is offered to all exempt (non-hourly) employees (exempt employees constituted 81% of all Bank employees as of year-end 2007); and ii) non-qualified defined contribution and defined benefit plans are offered to employees at the rank of Vice President and above who exceed income limitations established by the Internal Revenue Code (“IRC”) for three out of five consecutive years and who are also approved for inclusion by the Bank’s Benefit Equalization Plan Committee (“BEP Committee”). In addition, on July 1, 2008, a new nonqualified profit sharing plan will become available for certain employees.
The role of Bank management (including executive officers) with respect to compensation is limited to administering Board-approved programs and providing proposals for the consideration of the Committee. No member of Bank management serves on the Board or any Board committee. In turn, the Committee makes decisions, or provides recommendations for the Board to consider. Among the Committee’s main responsibilities are to:
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
The Board has delegated to the Committee the sole authority to retain and replace, and approve fees and other retention terms for: i) any compensation and benefits consultant to be used to assist in the evaluation of Chief Executive Officer’s compensation, and ii) any other advisors that it shall deem necessary to assist it in fulfilling its duties. The Charter of the Committee is available on the Bank’s web site at www.fhlbny.com.
The Bank’s Benefit Equalization Plan (“BEP”) was approved by the Board. A separate committee, called the BEP Committee (a management committee which must include at least one member of the Board and which presently included two members of the Board at year-end), administers various operational/ministerial matters pertaining to the BEP and a nonqualified profit sharing plan including, but not limited to, approving employees as participants of the BEP and approving the payment method of benefits. The BEP Committee is chaired by the Chair of the C&HR Committee; other members include another Board member who sits on the C&HR Committee, the Bank’s Chief Financial Officer, the Bank’s Director of Human Resources, and the Bank’s Executive Compensation and Benefits Officer. The BEP Committee reports its actions to the C&HR Committee by submitting its meeting minutes to the C&HR Committee on a regular basis for review.

II. The Bank’s benefits and compensation program is designed to reward for performance and employee longevity and to compete with compensation programs offered by the Bank’s competitors
The Bank’s compensation and benefits program is designed to reward employees based on Bank and individual performance, and to attract, retain and motivate employees. The Bank also strives to ensure that its employees are compensated fairly and consistent with employees at the Bank’s peer group.
All exempt employees are eligible to receive annual incentive awards through participation in the short-term incentive compensation plan. These awards are based on a combination of Bank performance results and individual performance results. The better the Bank and/or the employee perform, the higher the employee’s potential award is likely to be, up to a predetermined limit. In addition, the better the employee’s performance, the greater the employee’s annual salary increase is likely to be, up to a predetermined limit.
The Bank’s defined benefit and defined contribution plans are designed to reward employees for continued strong performance over their careers — the longer an employee works at the Bank, the greater the benefit the employee is likely to accumulate.
The Bank’s new nonqualified profit sharing plan, effective July 1, 2008, is designed to address a shortfall in compensation to certain highly compensated employees (including one NEO) who were not grandfathered in the current defined benefit plan formula and who would be compensated less than the median of the market.
The Bank is prohibited by law from offering equity-based compensation, and the Bank does not offer long-term incentives. However, many of the firms in the Bank’s peer group do offer these programs. The compensation and benefits program takes into account these other types of compensation by offering a defined benefit and defined contribution plan to help the Bank effectively compete for talent.
III. The elements of compensation
The Bank’s compensation and benefits program consists of the following components: (a) cash compensation (i.e., base salary and a “variable” or “at risk” short-term incentive compensation plan); (b) retirement benefits (i.e., defined benefit, defined contribution, benefit equalization and, as of July 1, 2008, nonqualified profit sharing plans); and (c) health and welfare programs and other benefits. The Summary Compensation Table included below provides information regarding reportable compensation for each of the Bank’s NEOs.
IV. Explanation of why the Bank chooses to pay each element of compensation
The Board approved a revised Compensation Policy in November 2007 which is designed to help ensure that the Bank provides competitive compensation necessary to retain and motivate current employees while attracting the talent needed to successfully execute the Bank’s current and future business plans. The major components of the Compensation Policy include the following:
A focus on regional/commercial banks (refer to above list) as the primary peer group for benchmarking at the 50th percentile of the market total compensation (base pay + incentive compensation) and discounted to account for the incremental value provided by the Bank’s benefit programs for establishing competitive pay levels.
Target pay at the middle of the regional/commercial bank (median) and the top quartile of the other FHLBanks (75th percentile) where regional/commercial bank data is not available.

Retain an overall greater emphasis on base salary and benefits (versus annual and long-term incentives) than would be typical of regional/commercial banks.
Conduct detailed benchmarking for approximately one-third of the Bank’s Officer positions each year. (The Bank collects information regarding benchmarking from McLagan as well as a variety of other reputable sources.)
Bank Officer positions will be matched one position level down versus commercial/regional banks. For example, the Bank’s Chief Financial Officer position will be benchmarked against a divisional Chief Financial Officer position at commercial/regional banks.
Evaluate the value of total compensation delivered to employees including base salary, incentive compensation, retirement and health & welfare benefits in determining market competitiveness every third year. The next evaluation will begin three years after the Bank completes final implementation of Board — approved plan design changes.
Additional factors that the Bank will take into account include:
Geographical area — New York City is a highly competitive market.
Cost of living — The New York Metropolitan area has a high cost of living that may require compensation premiums for some positions, particularly at more junior levels.
•	Availability/demand for talent — Recruiting critical positions with high market demand typically requires a recruiting premium to entice an individual to change firms.
The following is an explanation of why the Bank chooses to pay each element of compensation.
A. Cash Compensation
1. Base Salary
The goal of offering a competitive base salary is to make the Bank successful in attracting, motivating and retaining the talent needed to execute the Bank’s business strategies.
The Committee does not look at one element in the compensation and benefits program mix without considering the impact on the other elements.
In 2006, the Committee engaged Aon to review the Bank’s compensation and benefits program against the market. The purpose of the review was to: (i) determine how the Bank’s compensation and benefits programs and level of rewards were aligned with the market; (ii) ascertain the current and projected costs of each Bank benefit and identify ways to control costs; (iii) determine the optimal mix of compensation and benefits for the Bank; and (iv) determine if there were alternative ways to provide benefits.
During the review process, Aon identified regional and commercial banks as the Bank’s peer group for “benchmarking” purposes (that is, for purposes of comparing levels of benefits and compensation) in part because the Bank tended to hire employees from and lose employees to these institutions. While Wall Street firms were considered, Aon recommended they be rejected as benchmark peers because these firms tend to base their compensation levels to a significant extent on activities that carry a high degree of risk and commensurate level of return, while the Bank operates in a low risk/return environment. The Committee and the Board agreed with these recommendations.

The Board adopted Aon’s recommendation to evaluate the value of total income delivered to employees including compensation, retirement and health & welfare benefits in determining market competitiveness every third year. The next evaluation will begin three years after the Bank completes final implementation of Board approved plan design changes.
In addition, a performance-based merit increase program exists for all employees that has an impact on base salary. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for that year. For the year 2007, merit-related officer salary increases ranged from 3.5% to 5.5%, depending on the employee’s performance rating. These increases went into effect on January 1, 2008.
2. Short-Term Incentive Plan (“Incentive Plan”)
The objective of the Bank’s Incentive Plan is to motivate exempt employees to perform at a high level and take actions that: i) support the Bank’s strategies, ii) lead to the attainment of the Bank’s business plan, and iii) fulfill its mission. Aon reported in the course of its compensation and benefits study that most firms in the Bank’s peer group provide their employees with annual short-term incentives. As such, for the Bank not to offer this element of compensation would put it at a distinct disadvantage with respect to its competitors for new talent as well as pose a challenge with respect to the retention of key employees.
Incentive Plan participants have two types of performance measures that impact their Incentive Plan award: i) Bankwide performance goals, and ii) individual performance goals (which can include work performed as part of a group) as established and measured through the annual performance evaluation process.
The Bank’s Incentive Plan Bankwide goals for 2007 were: i) Dividend Capacity; ii) Enterprise Risk Management; and iii) Housing and Community Development. The first and second goals were approved by the Board’s Executive Committee and the third goal was approved by the Board’s Housing Committee; all of the goals were reported to the Board. A description of these goals is set forth below:
i) Dividend Capacity: This measure is generally defined as net income divided by capital stock. The weight of this goal, in proportion to all of the Bankwide goals, is 45%.
ii) Enterprise Risk Management: Risk is measured and quantified in the following four areas: i) market risk, ii) credit risk, iii) derivatives risk, and iv) operations risk. The weight of this goal, in proportion to all of the Bankwide goals, is 45%. (The rationale for having the Dividend Capacity and Enterprise Risk Management goals weighted equally is to motivate management to take a balanced approach to managing risks and returns).
iii) Housing and Community Development: This goal has the purpose of ensuring the Bank’s achievement of mission-related activities having to do with community development. The weight of this goal, in proportion to all of the Bankwide goals, is 10%.
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

The Incentive Plan is administered by the Chief Executive Officer subject to any requirements for review and approval by the Committee that the Committee may establish. In all areas not specifically reserved by the Committee for its review and approval, decisions of the Chief Executive Officer or his designee concerning the Plan shall be binding on the Bank and on all Participants.
When employees are individually evaluated, they receive one of five performance ratings: “Outstanding”; “Exceeds Requirements”; “Meets Requirements”; “Needs Improvement” or “Unsatisfactory”. Incentive Plan participants that are rated as “Exceeds Requirements” or “Outstanding” on their individual performance evaluations receive an additional 3% or 6%, respectively, of their base salary added to their Incentive Plan award.
Incentive Plan awards are only paid to participants who have attained at least a specified threshold rating within the “Meets Requirements” category on their individual performance evaluations. Participants will receive an individual Incentive Plan award payment even if Bankwide goal results are such that no payments are awarded for the Bankwide portion of the Incentive Plan.
B. Retirement Benefits
The Bank’s qualified and non-qualified defined benefit and defined contribution plans are elements of the compensation and benefits program and are intended to help encourage the accumulation of wealth by employees over a long period of time. These benefits are also part of the Bank’s strategy to compete for and retain talent that might otherwise be lured away from the Bank by competing financial enterprises who offer their employees long-term incentives and equity-sharing opportunities — forms of compensation that the Bank does not offer. The qualified defined benefit plan will be amended for eligible Bank employees as of July 1, 2008 and, as a consequence, the terms of the non-qualified defined benefit plan for certain Bank employees will also change as of that date as the non-qualified defined benefit plan is dependent on the qualified plan.
i) Qualified Defined Benefit Plan
The Pentegra Defined Benefit Plan for Financial Institutions (“DB Plan”), as adopted by the Bank, is an IRS-qualified defined benefit plan which covers all Bank employees who have achieved four months of service. The DB Plan is part of a multiple-employer defined benefit program administered by Pentegra Services.
The DB Plan provides a benefit of 2.50% of a participant’s highest consecutive 3-year average earnings, multiplied by the participant’s years of benefit service, not to exceed 30 years. Earnings are defined as base salary plus short-term incentives, and overtime, subject to the annual IRC limit.
As of July 1, 2008, the DB Plan will continue to provide that same benefit to Bank participants who on that date have five years of DB Plan service and are age 50 years or older. These participants are identified herein as “Grandfathered”. For all other participants (identified herein as “Non-Grandfathered”), the DB Plan will provide a benefit of 2.0% (as opposed to 2.5% as previously provided) of a participant’s highest consecutive 5-year average earnings (as opposed to consecutive 3-year average earnings as previously provided), multiplied by the participant’s years of benefit service, not to exceed 30 years. The Normal Form of Payment will be a life annuity (i.e., an annuity paid until the death of the participant), as opposed to a guaranteed twelve year payout as previously provided. Also, cost of living adjustments (“COLAs”) will no longer be provided on future accruals (as opposed to a 1% simple interest COLA beginning at age 66 as previously provided).

The table below summarizes the DB Plan changes that will affect the Non-Grandfathered employees commencing on July 1, 2008. For purposes of the following table, please note the following definitions:
A “Defined Benefit Plan” - An Internal Revenue Code qualified deferred compensation arrangement that pays an employee and his/her designated beneficiary upon retirement a lifetime annuity or the lump sum actuarial equivalent of that annuity.
Current Plan - The Bank’s current DB Plan that will be amended as of July 1, 2008.
Grandfathered Employees - Employees age 50 or more with at least five years of service as of July 1, 2008.
Non-Grandfathered Employees - Employees who are not age 50 or more with at least five years of service as of July 1, 2008. (This term also includes employees who commence employment on or after July 1, 2008.)
Benefit Multiplier - The annuity paid from the Bank’s current DB Plan is calculated on an employee’s years of service, up to a maximum of 30 years, multiplied by 2.5% per year. Beginning July 1, 2008, the Benefit Multiplier will change to 2.0.
Final Average Pay Period - Is that period of time that an employee’s salary is used in the calculation of that employee’s benefit. Until July 1, 2008, in the instant situation under the Current Plan, the Benefit Multiplier, 2.5%, is multiplied by the average of the employee’s three highest consecutive years of salary multiplied by that employee’s years of service, not to exceed thirty years at the date of determination. Beginning July 1, 2008, the Benefit Multiplier will be changed to 2.5% multiplied by the employee’s years of service up to July 1, 2008 and 2% multiplied by the employee’s years of service after July 1, 2008 (total service not to exceed thirty years). The result will be multiplied by the average of the employee’s five highest consecutive years of salary multiplied by that employee’s years of service.
Normal Form of Payment - The DB Plan must state the form of the annuity to be paid to the retiring employee. For unmarried retirees, the Current Plan provides the Normal Form of Payment as a life annuity with a 12 year guaranteed payment (“Guaranteed 12 Year Payout”) which means that if the unmarried retiree dies prior to receiving 12 years of annuity payments, the retiree’s beneficiary will receive a lump sum equal to the remaining unpaid payments in the 12 year period. For married retirees, the Normal Form of Payment is a 50% Joint and Survivor Annuity which provides a continuation of half of the monthly annuity to the surviving beneficiary. The initial 50% Joint and Survivor Annuity monthly payment is actuarially equivalent to the 12 year guarantee payment provided to single retirees under the formula. Effective July 1, 2008, the DB Plan will provide single Non-Grandfathered retirees with a straight “Life Annuity” as the Normal Form of Payment, which means that, once a retiree dies, the annuity terminates. For married Non-Grandfathered retirees, the Normal Form of Payment will be a 50% Joint and Survivor Annuity that is actuarially equivalent to the straight Life Annuity.
Cost of Living Adjustments (or “COLAs”) - The Current Plan provides that, once a retiree reaches age 65, in each succeeding year he/she will receive an extra payment annually equal to one percent of the original benefit amount multiplied by the number of years in pay status after age 65. As of July 1, 2008, this adjustment will no longer be offered to Non-Grandfathered Employees on benefits accruing after that date.

Early Retirement Subsidy - The Current Plan provides a subsidy or benefit enhancement for retirees that retire prior to normal retirement age (65). Any participant who retires early and elects to draw pension benefits prior to age 65, and who has a combined age and length of service of at least 70 years, will realize a reduction of 1.5% to his/her early retirement benefit for each year benefits commence earlier than age 65. If that employee had not accumulated a total of 70 years, the reduction would be 3% for each year benefits commence earlier than age 65. Effective as of July 1, 2008, with respect to Non-Grandfathered Employees, if such employee on the date of his/her retirement, before 65, had accumulated a total of 70 or more years, the reduction will be 3% every year between his/her age and age 65. However, if a Non-Grandfathered Employee on the date of his/her retirement, before 65, had not accumulated 70 or more years, the reduction will be the actuarial equivalent between his/her age and age 65. At early retirement, the new early retirement factors will apply to the Non-Grandfathered Employee’s total service benefit. The retiree will be entitled to receive the greater of this early retirement benefit or the early retirement benefit accrued as of July 1, 2008 under the old plan formula.
Vesting - The Current Plan provides that employees are entitled, starting with the second year of employment service, to 20% of his/her accumulated benefit per year. As a result, after the sixth year of employment service, an employee will be entitled to 100% of his/her accumulated benefit. Non-Grandfathered Employees who enter the DB Plan on or after July 1, 2008 will not receive such benefit until such employee has completed five years of employment service. At that point, the employee will be entitled to 100% of his/her accumulated benefit. The term “5 Year Cliff” is a reference to the foregoing provision. Grandfathered and Non-Grandfathered Employees already participating in the DB Plan prior to July 1, 2008 will vest at 20% per year starting with the second year through the fourth year of employment service and will be accelerated to 100% vesting after the fifth year.

PLAN CHANGES AS OF
07/01/2008 AFFECTING
	CURRENT PLAN AND	ONLY NON-
DEFINED BENEFIT PLAN	GRANDFATHERED	GRANDFATHERED
PROVISIONS	EMPLOYEES	EMPLOYEES

Benefit Multiplier	2.5%	2.0%
Final Average Pay Period	High 3 Year	High 5 Year
Normal Form of Payment	Guaranteed 12 Year Payout	Life Annuity
Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None
Early Retirement Subsidy<65:

a) Rule of 70	1.5% Per Year	3% Per Year

b) Rule of 70 Not Met	3% Per Year	Actuarial Equivalent
*Vesting	20% Per Year Commencing Second Year of Employment	5 Year Cliff

*	Greater of Current Plan Vesting or New Plan Vesting applied to employees participating in the DB Plan prior to July 1, 2008.
Earnings continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual IRC limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2007 was $225,000.
The DB Plan pays monthly annuities, or a lump sum amount available at or after age 59-1/2, calculated on an actuarial basis, to vested participants or the beneficiaries of deceased vested participants. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit payment option selected.

ii) Nonqualified Defined Benefit Portion of the Benefit Equalization Plan
Employees at the rank of Vice President and above who exceed income limitations established by the IRC for three out of five consecutive years and who are also approved for inclusion by the Bank’s BEP Committee are eligible to participate in the BEP, commonly referred to as a “Supplemental Employee Retirement Plan,” a non-qualified retirement plan that in many respects mirrors the DB Plan.
The primary objective of the nonqualified defined benefit portion of the BEP is to ensure that participants receive the full amount of benefits to which they would have been entitled under the DB Plan in the absence of limits on maximum benefits levels imposed by the IRC.
The nonqualified defined benefit portion of the BEP utilizes the identical benefit formulas applicable to the Bank’s DB Plan. In the event that the benefits payable from the Bank’s DB Plan have been reduced or otherwise limited by government regulations, the employee’s “lost” benefits are payable under the terms of the defined benefit portion of the BEP.
The nonqualified defined benefit portion of the BEP, as well as the nonqualified defined contribution portion of the BEP described below, are unfunded arrangements. However, the Bank has recently established grantor trusts to assist in financing the payment of benefits under these plans. The trusts were approved by the Committee in March of 2006 and established in June of 2007.
iii) Qualified Defined Contribution Plan
Bank employees who have met the eligibility requirements contained in the Pentegra Defined Contribution Plan for Financial Institutions (“DC Plan”) can choose to contribute to the DC Plan, a retirement savings plan qualified under the IRC. Employees are eligible for membership in the DC Plan on the first day of the month coinciding with or next following the date the employee completes 3 full calendar months of employment.
An employee may contribute 1% to 19% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2007 was $15,500 for employees under the age of 50. An additional “catch up” contribution of $5,000 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year. The Bank matches up to 100% of the first 3% of the employee’s contribution through the third year of employment; 150% of the first 3% of contribution during the fourth and fifth years of employment; and 200% of the first 3% of contribution starting with the sixth year of employment.
iv) Nonqualified Defined Contribution Portion of the Benefit Equalization Plan
Employees at the rank of Vice President and above who exceed income limitations established by the IRS for three out of five consecutive years and who are also approved for inclusion by the Bank’s BEP Committee are eligible to participate in a supplemental non-qualified defined contribution plan (which is a separate portion of the aforementioned BEP). The defined contribution portion of the BEP ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted under certain provisions of the IRC are able to make elective pre-tax deferrals and to receive the same Bank match relating to such deferrals as would have been received under the DC Plan. In 2007, the BEP Committee established a grantor trust to finance the BEP.

v) Nonqualified Profit Sharing Plan
The Bank’s new nonqualified profit sharing plan, effective July 1, 2008, is designed to address a shortfall in compensation to certain highly compensated employees (including one NEO) who were not grandfathered in the current defined benefit plan formula and who would be compensated less than the median of the market.
To address this shortfall to certain highly compensated employees, Aon proposed, and the Board approved, the establishment of a nonqualified profit sharing plan. The nonqualified profit sharing plan will be effective July 1, 2008, which is the date that the current DB Plan formula will change.
All Non-Grandfathered employees who have five years of Bank service and are members of the BEP will be entitled to participate in the Bank’s Nonqualified Profit Sharing Plan (“Profit Sharing Plan”). The Profit Sharing Plan will credit participants with 8% of salary (base pay plus Incentive Plan award) conditioned on the Bank achieving its threshold targets for certain Bank-wide performance goals used in the Bank’s Incentive Plan which is to be held in a deferred account for participants and paid in a lump sum six months after termination of a participant’s employment.
C. Health and Welfare Programs and Other Benefits
In addition to the foregoing, the Bank offers a comprehensive benefits package for all regular employees (including NEOs) which includes the following significant benefits:
Medical and Dental
Employees can choose preferred provider or managed care medical and dental plan coverage. Both types of medical coverage include a prescription benefit. Employees contribute to cover a portion of the costs for this benefit.
As of January 1, 2008, employees can still choose between preferred provider or managed care coverage; however, employees can now choose to receive medical and dental coverage; or medical-only coverage; or dental-only coverage.

Retiree Medical
The Bank offers eligible employees medical coverage when they retire. Employees are eligible to participate in the Retiree Medical Plan (the “Plan”) if they are at least 55 years old with 10 years of service at the Bank after age 45 when they retire from active service. Under the Plan as in effect since May 1, 1995, retirees who retire before age 62 pay the full Bank premium for the coverage they had as employees until they attain age 62. Thereafter, they contribute a percentage of the Bank’s premium based on their total completed years of service (no adjustment is made for partial years of service) on a “Defined Benefit” basis, as defined below, as follows:

Completed
Years of	Percentage of Premium Paid
Service	by Retiree
10	50.0%
11	47.5%
12	45.0%
13	42.5%
14	40.0%
15	37.5%
16	35.0%
17	32.5%
18	30.0%
19	27.5%
20 or more	25.0%
The premium paid by retirees upon becoming Medicare-eligible (either at age 65 or prior thereto as a result of disability) is a premium reduced to take into account the status of Medicare as the primary payer of the medical benefits of Medicare-eligible retirees.
As a result of a compensation and benefits study conducted by Aon and the recommendations that resulted from such study, the Board directed that certain changes in the Plan be made, effective January 1, 2008, for certain active employees, to change the premium-payment requirements beginning at age 62 to a “Defined Dollar” basis, as defined below.
Employees who, on December 31, 2007, have 5 years of service and are age 60 or older are not affected by this change. These employees are identified herein as “Grandfathered.” However, for all other employees, identified herein as “Non-Grandfathered,” the Plan premium-payment requirements beginning at age 62 have been changed. From age 62 until the retiree or a covered dependent of the retiree becomes Medicare-eligible (usually at age 65 or earlier, if disabled), the Bank will contribute $45 per month toward the premium of a Non-Grandfathered retiree multiplied by the number of years of service earned by the retiree after age 45 and by the number of individuals (including the retiree, the retiree’s spouse, and each other dependent of the retiree) covered under the Plan.
After the retiree or a covered dependent of the retiree becomes Medicare-eligible, the Bank’s contribution toward the premium for the coverage of the Medicare-eligible individual will be reduced to $25 per month. The $45 and $25 amounts are fixed for the 2008 calendar year. Each year thereafter, these amounts will increase by a cost-of-living adjustment (“COLA”) factor not to exceed 3%.

The table below summarizes the Retiree Medical Benefits Plan changes that will affect Non-Grandfathered employees who retire on or after January 1, 2008. For purposes of the following table and the preceding discussion, the following definitions have been used:
Defined Benefit - A medical plan in which the Bank provides medical coverage to a retired employee and collects from the retiree a monthly fixed dollar portion of the premium for the coverage elected by the employee.
Defined Dollar Plan- A medical plan in which the Bank provides medical coverage to a retired employee up to a fixed Bank cost for the coverage elected by the employee and the retiree assumes all costs above the Bank’s stated contribution.

	Current Provisions	New Provisions for Non-Grandfathered Retirees

Plan Type	Defined Benefit	Defined Dollar Plan

Underlying Medical Plan Formula	Current Active Plan for Pre-Age 65 Coverage	$45/month x Service > Age 45 for Pre-Age 65 Benefits per covered individual (3% COLA)

	Supplement Medicare for Post-Age 65 Coverage	$25/month x Service > Age 45 for Post- Age 65 Benefits per covered individual (3% COLA)
Employer		$0 for Pre-62
Cost Share Examples	0% for Pre-62	Pre-65/Post-65
10 Yrs>45	50% for Post-62	$5400/$3000
15 Yrs>45	62.5% for Post-62	$8100/$4500
20 Yrs>45	75% for Post-62	$10800/$6000
Vision Care
Employees can choose from two types of coverage offered. Basic vision care is offered at no charge to employees. Employees contribute to the cost for the enhanced coverage.
Life Insurance
Group Term Life insurance providing a death benefit of twice an employee’s annual salary (including incentive compensation) is provided at no cost to the employee other than taxation of coverage in excess of $50,000.
Business Travel Accident Insurance
Business Travel & Accident insurance providing a death benefit at no cost to the employee.
Short and Long Term Disability Insurance
Short and long term disability insurance is provided at no cost to the employee.

Flexible Spending Accounts
Flexible spending accounts in accordance with IRC rules are provided to employees to allow tax benefits for medical, dependent, transit and parking expenses. The administrative costs for these accounts are paid by the Bank.
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
Severance Plan
The Bank has a formal Board-approved Severance Plan available to all Bank employees who work twenty or more hours a week and have at least one year of employment.
Perquisites
Perquisites are as a benefit an insubstantial and insignificant amount of compensation totaling less than $10,000 for the year 2007 per NEO for all such expenditures.
V. Explanation of how the Bank determines the amount and, where applicable, the formula for each element of compensation
Please see subsection IV directly above for an explanation of the mechanisms used by the Bank to determine employee compensation.
VI. Explanation of how each element of compensation and the Bank’s decisions regarding that element fit into the Bank’s overall compensation objectives and affect decisions regarding other elements of compensation
The Committee believes it has developed a unified, coherent system of compensation.

The Bank’s compensation and benefits program consists of the following components: i) cash compensation (i.e., base salary and a “variable” or “at risk” short-term incentive compensation plan); ii) retirement benefits (i.e., defined benefit, defined contribution, benefit equalization, and as of July 1, 2008, nonqualified profit sharing plans); and iii) health and welfare programs and other benefits.
The Bank’s overall objective of the Bank’s compensation and benefits program is to motivate employees to achieve superior results for the Bank, and to provide a program that allows the Bank to compete for and retain talent that otherwise might be lured away from the Bank.
As the Bank makes changes to one element of the compensation and benefits program mix, the Committee considers the impact on the other elements of the mix. The Committee strives to maintain programs that keep the Bank within its Compensation Policy.
The Bank notes that differences in compensation levels that may exist among the NEOs are primarily attributable to the benchmarking process. The Board does have the power to adjust compensation from the results of the benchmarking process; however, this power is not normally exercised.
COMPENSATION COMMITTEE REPORT
The Compensation and Human Resources Committee (“Committee”) of the Board of Directors of the Bank has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Bank’s annual report on Form 10-K for the year 2007.
THE COMPENSATION AND HUMAN RESOURCES COMMITTEE
José R. González,
Chairman
David W. Lindstrom
Katherine J. Liseno
Kevin J. Lynch
Richard S. Mroz
C. Cathleen Raffaeli

Executive Compensation
The table below summarizes the total compensation earned by each of the Named Executive Officers for the years ended December 31, 2007 and December 31, 2006 (in whole dollars):
Summary Compensation Table for Fiscal Years 2007 and 2006

							Change in
							Pension Value
						Non-Equity	and Nonqualified	All Other
						Incentive	Deferred	Compensation
Name and Principal				Stock	Option	Plan	Compensation	(3,4,5,6,7)
Position	Year	Salary	Bonus	Awards	Awards	Compensation	(1,2) (a,b)	(c,d,e,f,g,h,i)	Total
Alfred A. DelliBovi	2007	$583,539	—	—	—	$421,964	$479,000	$75,855	$1,560,358
President & Chief Executive Officer (PEO)	2006	$560,018	—	—	—	$349,364	$294,000	$73,047	$1,276,429

Peter S. Leung	2007	$387,623	—	—	—	$204,407	$499,000	$46,917	$1,137,947
Senior Vice President,	2006	$371,999	—	—	—	$176,842	$47,000	$34,332	$630,173
Chief Risk Officer

Paul B. Héroux	2007	$275,616	—	—	—	$145,342	$171,000	$43,425	$635,383
Senior Vice President,	2006	$264,507	—	—	—	$125,742	$98,000	$37,880	$526,129
Head of Member Services

Patrick A. Morgan	2007	$292,259	—	—	—	$154,118	$279,000	$31,184	$756,561
Senior Vice President,	2006	$280,479	—	—	—	$133,335	$211,000	$28,793	$653,607
Chief Financial Officer (PFO)

Craig E. Reynolds	2007	$270,443	—	—	—	$142,614	$183,000	$42,877	$638,934
Senior Vice President,	2006	$259,542	—	—	—	$123,382	$100,000	$42,433	$525,357
Head of Asset Liability
Footnotes for Summary Compensation Table for the Year Ending December 31, 2007

[a]	Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions: A. DelliBovi — $126,000 P. Morgan — $91,000 P. Leung — $51,000 P. Héroux — $67,000 C. Reynolds — $93,000

[b]	Change in Pension Value for the Nonqualified Defined Benefit Portion of the Bank’s Benefit Equalization Plan:

A. DelliBovi — $353,000
P. Morgan — $188,000
P. Leung — $448,000
P. Héroux — $104,000
C. Reynolds — $90,000

[c]	For all Named Executive Officers, includes these items paid by the Bank for all employees: amount of funds matched by the Bank in connection with the Pentegra Defined Contribution Plan for Financial Institutions, payment of group term life insurance premium, payment of long term disability insurance premium, payment of health insurance premium, payment of aggregate and individual “stop loss” coverage (i.e., insurance to protect the Bank against significant insurance claims paid under its self-insured health insurance plan), payment of health and dental administrative charges (i.e., network medical utilization charges, network medical administrative charges, and dental indemnity administrative charges), payment of dental insurance premium, and payment of employee assistance program premium.

[d]	For A. DelliBovi, P. Leung, P. Héroux, and C. Reynolds, includes these items paid by the Bank for all eligible officers: amount of funds matched by the Bank in connection with the nonqualified defined contribution portion of the Benefit Equalization Plan (amount of funds matched for A. DelliBovi was $22,839, for P. Leung $15,994, for P. Héroux $4,732, and for C. Reynolds $8,981).

[e]	For A. DelliBovi, P. Leung, P. Morgan, and C. Reynolds, includes this item paid by the Bank for all participating employees: payment of vision insurance premium.

[f]	For A. DelliBovi, includes value of leased automobile ($11,856).

[g]	For P. Héroux, includes payment of this item paid by the Bank for all eligible officers: officer physical examination.

[h]	For A. DelliBovi, P. Héroux and C. Reynolds, includes this item paid by the Bank for all eligible officers: payment of term life insurance premium.

[i]	For P. Héroux, includes payment of this item paid by the Bank for all eligible employees: fitness center membership reimbursement.
Footnotes for Summary Compensation Table for the Year Ending December 31, 2006

[1]	Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions: A. DelliBovi — $109,000 P. Morgan — $78,000 P. Leung — $47,000 P. Héroux — $59,000 C. Reynolds — $82,000

[2]	Change in Pension Value for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan:

A. DelliBovi — $185,000
P. Morgan — $133,000
P. Leung — not eligible to participate in the Nonqualified Benefit Portion of the Benefit Equalization Plan as of 12/31/06.
P. Héroux — $39,000
C. Reynolds — $18,000

[3]	For all Named Executive Officers, includes these items paid by the Bank for all employees: amount of funds matched by the Bank in connection with the Pentegra Defined Contribution Plan for Financial Institutions, payment of group term life insurance premium, payment of long term disability insurance premium, payment of health insurance premium, payment of aggregate and individual “stop loss” coverage (i.e., insurance to protect the Bank against significant insurance claims paid under its self-insured health insurance plan), payment of health and dental administrative charges (i.e., network medical utilization charges, network medical administrative charges, and dental indemnity administrative charges), payment of dental insurance premium, and payment of employee assistance program premium.

[4]	For A. DelliBovi, P. Héroux and C. Reynolds, includes these items paid by the Bank for all eligible officers: amount of funds matched by the Bank in connection with the nonqualified defined contribution portion of the Benefit Equalization Plan (amount of funds matched for A. DelliBovi was $19,600, for P. Héroux $3,894 and for C. Reynolds $8,637), and payment of term life insurance premium.

[5]	For A. DelliBovi, P. Leung, P. Morgan and C. Reynolds, includes this item paid by the Bank for all participating employees: payment of vision insurance premium.

[6]	For A. DelliBovi, includes value of leased automobile ($12,432).

[7]	For C. Reynolds, includes payment of this item paid by the Bank for all eligible officers: officer physical examination.

The following table sets forth information regarding all incentive plan award opportunities made available to Named Executive Officers for the fiscal year 2007 (in whole dollars):

Grants of Plan-Based Awards for Fiscal Year 2007
								All Other	All Other	Exercise	Grant
								Stock	Option	or	Date
								Awards:	Awards:	Base	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2)			Plan Awards			Stock	Underlying	Awards	Awards
Name	Date (1) (a)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)

Alfred A. DelliBovi	01/18/07	$128,379	$233,416	$443,490	—	—	—	—	—	—	—

Peter S. Leung	01/18/07	$63,958	$116,287	$220,945	—	—	—	—	—	—	—

Paul B. Héroux	01/18/07	$45,476	$82,684	$157,101	—	—	—	—	—	—	—

Patrick A. Morgan	01/18/07	$48,223	$87,678	$166,588	—	—	—	—	—	—	—

Craig E. Reynolds	01/18/07	$44,623	$81,133	$154,152	—	—	—	—	—	—	—

[1]	On this date, the Board of Directors’ Compensation and Human Resources Committee approved the 2007 Incentive Compensation Plan (“ICP”). Approval of the ICP does not mean a payout is guaranteed.

[2]	Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the Named Executive Officers with respect to their individual performance.
Employment Arrangements
The Bank is an “at will” employer and does not provide written employment agreements to any of its employees. However, employees, including Named Executive Officers (or “NEOs”), receive (a) cash compensation (i.e., base salary and, for exempt employees, the ability to participate in a “variable” or “at-risk” short-term incentive compensation plan), (b) retirement related benefits (i.e., defined benefit and defined contribution plans) and (c) other benefits. Other benefits, which are available to all regular employees, include medical, dental, vision care, life, business travel accident, and short and long term disability insurance, flexible spending accounts, an employee assistance program, educational development assistance, voluntary life insurance, long term care insurance, fitness center reimbursement and a severance pay plan. An additional benefit offered to all officers, age 40 or greater, or who are at Vice President level or above, is a physical examination every 18 months. (Participation in non-qualified defined contribution and defined benefit plans are offered to employees at the rank of Vice President and above who exceed income limitations established by the Internal Revenue code for three out of five consecutive years and who are also approved for membership by the Bank’s Benefit Equalization Plan Committee.)

The annual base salaries for the Named Executive Officers are as follows (whole dollars):

	2007	2008
Alfred A. DelliBovi	$583,539	$615,634
Patrick A. Morgan	292,259	305,411
Peter S. Leung	387,623	405,066
Paul B. Héroux	275,616	288,019
Craig E. Reynolds	270,443	282,613
See the “Grant of Plan-Based Awards” table for 2007 incentive compensation opportunity information.
Short-Term Incentive Compensation Plan (“Incentive Plan”)
The objective of the Bank’s Incentive Plan is to motivate exempt employees to perform at a high level and take actions that: i) support the Bank’s strategies, ii) lead to the attainment of the Bank’s business plan, and iii) fulfill its mission. Aon reported in the course of its compensation and benefits study that most firms in the Bank’s peer group provide their employees with annual short-term incentives. As such, for the Bank not to offer this element of compensation would put it at a distinct disadvantage with respect to its competitors for new talent as well as pose a challenge with respect to the retention of key employees.
Incentive Plan participants have two types of performance measures that impact on their Incentive Plan award: i) Bankwide performance goals, and ii) individual performance goals (which can include work performed as part of a group) as established and measured through the annual performance evaluation process.
The Bank’s Incentive Plan Bankwide goals for 2007 were: i) Dividend Capacity; ii) Enterprise Risk Management; and iii) Housing and Community Development. The first and second goals were approved by the Board’s Executive Committee and the third goal was approved by the Board’s Housing Committee; all of the goals were reported to the Board. A description of these goals is set forth below:
i) Dividend Capacity: This measure is generally defined as net income divided by capital stock. The weight of this goal, in proportion to all of the Bankwide goals, is 45%.
ii) Enterprise Risk Management: Risk is measured and quantified in the following four areas: i) market risk, ii) credit risk, iii) derivatives risk, and iv) operations risk. The weight of this goal, in proportion to all of the Bankwide goals, is 45%. (The rationale for having the Dividend Capacity and Enterprise Risk Management goals weighted equally is to motivate management to take a balanced approach to managing risks and returns).
iii) Housing and Community Development: This goal has the purpose of ensuring the Bank’s achievement of mission-related activities having to do with community development. The weight of this goal, in proportion to all of the Bankwide goals, is 10%.
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

The Incentive Plan is administered by the Chief Executive Officer subject to any requirements for review and approval by the Committee that the Committee may establish. In all areas not specifically reserved by the Committee for its review and approval, decisions of the Chief Executive Officer or his designee concerning the Plan shall be binding on the Bank and on all Participants.
When employees are individually evaluated, they receive one of five performance ratings: “Outstanding”; “Exceeds Requirements”; “Meets Requirements”; “Needs Improvement” or “Unsatisfactory”. Incentive Plan participants that are rated as “Exceeds Requirements” or “Outstanding” on their individual performance evaluations receive an additional 3% or 6%, respectively, of their base salary added to their Incentive Plan award.
Incentive Plan awards are only paid to participants who have attained at least a specified threshold rating within the “Meets Requirements” category on their individual performance evaluations. Participants will receive an individual Incentive Plan award payment even if Bankwide goal results are such that no payments are awarded for the Bankwide portion of the Incentive Plan.
Qualified Defined Contribution Plan
Bank employees who have met the eligibility requirements contained in the Pentegra Defined Contribution Plan for Financial Institutions (“DC Plan”) can choose to contribute to the DC Plan, a retirement savings plan qualified under the IRC. Employees are eligible for membership in the DC Plan on the first day of the month coinciding with or next following the date the employee completes 3 full calendar months of employment.
An employee may contribute 1% to 19% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2007 was $15,500 for employees under the age of 50. An additional “catch up” contribution of $5,000 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year. The Bank matches up to 100% of the first 3% of the employee’s contribution through the third year of employment; 150% of the first 3% of contribution during the fourth and fifth years of employment; and 200% of the first 3% of contribution starting with the sixth year of employment.
Additional Information
Additional information about compensation and benefits are provided in the discussions immediately following pension and compensation tables.

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

	Pension Benefits for Fiscal Year 2007
		Number of	Present Value		Payment During
	Plan	Years Credited	of Accumulated		Last
Name	Name	Service (1)	Benefit (2)		Fiscal Year
Alfred A. DelliBovi	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	14.75	$781,000		—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	14.75	$2,307,000		—

Peter S. Leung	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	10.50	$312,000		—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (3)	10.50	$448,000	(4)	—

Paul B. Héroux	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	23.50	$484,000		—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	23.50	$395,000		—

Patrick A. Morgan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	8.50	$556,000		—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	8.50	$418,000		—

Craig E. Reynolds	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	13.17	$557,000		—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	13.17	$391,000		—

Pension benefit footnotes

[1]	Number of years of credited service pertains to eligibility/participation in the qualified plan. Years of credited service for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan. However, the dates of eligible enrollment for both the Qualified and Nonqualified Defined Benefit plans may differ because enrollment eligibility in the nonqualified plan is much more stringent than for the qualified plan.

[2]	As of 12/31/2007.

[3]	Mr. Leung’s 10.5 years of credited service includes 3.6 years of credited service working for the Office of Thrift Supervision; 3.0 years of credited service working for the Federal Home Loan Bank of Dallas (including two months of severance) and 3.9 years of credited service working for the Federal Home Loan Bank of New York.

[4]	Mr. Leung was not eligible to participate in 2006, however, once he became eligible to participate all of his previous years of service with Office of Thrift Supervision, Federal Home Loan Bank of Dallas and Federal Home Loan Bank of New York are included in the benefit calculation.
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
The IRC limit on earnings for 2007 was $225,000. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit payment option selected. The DB Plan pays monthly annuities, or a lump sum amount available at or after age 59 1/2 calculated on an actuarial basis, to vested participants or the beneficiaries of deceased vested participants. Employees are vested at 20% per year beginning with the second full year of service and become fully vested at the completion of the sixth year of service.
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
Nonqualified Defined Benefit Portion of the Benefit Equalization Plan
Employees at the rank of Vice President and above who exceed income limitations established by the IRC for three out of five consecutive years and who are also approved for inclusion by the Bank’s BEP Committee are eligible to participate in the BEP, commonly referred to as a “Supplemental Employee Retirement Plan,” a non-qualified retirement plan that in many respects mirrors the DB Plan.
The primary objective of the defined benefit portion of the BEP is to ensure that participants receive the full amount of benefits to which they would have been entitled under the DB Plan in the absence of limits on maximum benefits levels imposed by the IRC.
The nonqualified defined benefit portion of the BEP utilizes the identical benefit formulas applicable to the Bank’s DB Plan. In the event that the benefits payable from the Bank’s DB Plan have been reduced or otherwise limited by government regulations, the employee’s “lost” benefits are payable under the terms of the defined benefit portion of the BEP.

NONQUALIFIED DEFERRED COMPENSATION
The following table discloses contributions to nonqualified deferred compensation plans, each Named Executive Officer’s withdrawals (if any), aggregate earnings and year-end balances in such plans (whole dollars):

	Nonqualified Deferred Compensation for Fiscal Year 2007
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last FY (1)	Last FY (2)	Last FY	Distributions	Last FYE
Alfred A. DelliBovi	$37,809	$22,839	$50,158	—	$1,164,139

Patrick A. Morgan [3]	—	—	—	—	—

Paul B. Héroux	$6,532	$4,732	$(964)	—	$156,114

Peter S. Leung	$53,091	$15,994	$(2,098)	—	$66,987

Craig E. Reynolds	$30,844	$8,981	$19,014	—	$425,227

[1]	These amounts are included in the “Salary” column of the Summary Compensation Table; these amounts would have been paid as salary but for deferral into the nonqualified deferred compensation Benefit Equalization Plan (BEP).

[2]	These totals are also included in the “All Other Compensation” column of the Summary Compensation Table.

[3]	Patrick Morgan had not met the eligibility requirements to participate in this benefit as of 12/31/07.
Nonqualified Defined Contribution portion of the Benefit Equalization Plan
The nonqualified defined contribution portion of the Benefit Equalization Plan (“BEP”) ensures that participants whose benefits under the qualified defined contribution plan that would have been granted to them but for IRC limitations are made whole. BEP plan participants are able to make elective pre-tax deferrals that would have been made to the qualified plan but for the IRC limitation. As in the qualified defined contribution plan, the Bank matches 100% of up to the first 3% of the employee’s contribution through the third year of employment; 150% of up to the first 3% of contribution during the fourth and fifth years of employment; and 200% of up to the first 3% of contribution starting with the sixth year of employment. Investment earnings and losses on employee contributions, as well as Bank matching contributions that would have been received under the qualified defined contribution plan, but for IRC limitations, are provided under the BEP in the same manner as would have been provided under the qualified defined contribution plan, which is based on participants’ individual elections. Participant investment elections may be changed daily. Withdrawals prior to termination of employment are not allowed. Upon termination of employment, the total balance will be paid to participant in a lump sum.

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
An Officer of the Bank shall be eligible for two (2) weeks of severance benefits for each six month period of service with the Bank, but not less than six (6) weeks of severance benefits. Non-officers are eligible for severance benefits in accordance with different formulas.
An Officer is eligible to receive severance benefits, in the aggregate for all six month periods of service, whether or not continuous, totaling more than the lesser of (i) thirty-six (36) weeks or (ii) two (2) times the lesser of (a) the sum of the employee’s annualized compensation based upon his or her annual rate of pay for services as an employee for the year preceding the year in which the employment of the employee by the Bank terminated (adjusted for any increase during that year that was expected to continue indefinitely if the employment of the employee had not terminated) or (b) the maximum amount that may be taken into account under a qualified plan pursuant to Section 401(a)(17) of the IRC for the year in which the employment of the employee terminated.
Payment of severance benefits under the Severance Plan is contingent on an employee executing a severance agreement which includes a release of any claim the employee may have against the Bank and any present and former director, officer and employee of the Bank.

The following table describes estimated severance payout information for each NEO assuming that severance would have occurred on December 31, 2007:

	Number of Weeks Used to	2007 Annual
	Calculate Severance Amount	Base Salary	Severance Amount

Alfred A. DelliBovi	36	$583,539	$403,989
Peter S. Leung	14	$387,623	$104,360
Patrick A. Morgan	34	$292,259	$191,092
Paul B. Heroux	36	$275,616	$190,811
Craig E. Reynolds	36	$270,443	$187,230
The severance benefits payable under the Severance Plan shall be paid as salary, coinciding with the normal payroll cycle, for a period of time equal to the number of weeks of severance benefits for which the employee is eligible, commencing with the first payroll period following the termination of employment of the employee and the receipt by the Bank of an agreement signed by the employee, and shall be subject to withholding of Federal and State income taxes and other employment taxes based upon the number of withholding allowances.
Notwithstanding the foregoing, benefits under the severance plan may be paid from time to time through methods other then the payment method described above.
In addition, employees receiving severance benefits also receive, if applicable, life insurance for the severance period and a reimbursement covering the difference between their Consolidated Omnibus Budget Reconciliation Act (“COBRA”) cost and what they would have paid for health insurance as employees.
Life insurance premiums paid on behalf of employees on severance are paid monthly by the Bank, coinciding with the monthly invoice processing. Employees on severance who are covered under the Bank’s health insurance plan are reimbursed for health insurance expenses (COBRA), minus the cost of health insurance that they would have paid as an active employee. Reimbursements are made monthly coinciding with the monthly invoice processing and upon receipt of payment by the employee receiving severance.
Other Potential Post-Employment Payments
The Bank maintains no arrangements which contain “change in control” provisions.

The Bank has established a formal Director Compensation Policy governing compensation for Board meeting attendance. This policy, which is reviewed on an annual basis, has been established in accordance with the provisions of the Federal Home Loan Bank Act and related Federal Housing Finance Board regulations. The Bank Act and Finance Board regulations provide for strict annual limits (subject to adjustment by the Finance Board on an annual basis) on the total amount of compensation that can be paid to directors. Under the Bank’s Director Compensation Policy, fees can only be paid for attendance at Board meetings, and can not exceed the established annual compensation limits.
Below are tables summarizing the meeting fees established by the Bank and the annual compensation limits that were established by the Finance Board for 2007. Following these tables are tables summarizing the meeting fees established by the Bank and the annual compensation limits established by the Finance Board for 2008.
Director Meeting Fees — 2007 (In whole dollars)

Type of Meeting	Position	Meeting Fees
Board	Chairman	$3,800
Board	Vice Chairman	$3,000
Board	Director	$2,300
Director Annual Compensation Limits — 2007 (In Whole Dollars)

Position	Annual Limit
Chairman	$29,944
Vice Chairman	$23,955
Director	$17,967
Director Meeting Fees — 2008 (In Whole Dollars)

Type of Meeting	Position	Meeting Fees
Board	Chairman	$3,904
Board	Vice Chairman	$3,124
Board	Director	$2,343
Director Annual Compensation Limits — 2008 (In Whole Dollars)

Position	Annual Limit
Chairman	$31,232
Vice Chairman	$24,986
Director	$18,739

DIRECTOR COMPENSATION
The following table summarizes the compensation paid by the Bank to its Directors for the year ended December 31, 2007 (whole dollars):

					Change in Pension
					Value and
	Fees			Non-Equity	Nonqualified	All
	Earned or	Stock	Option	Incentive Plan	Deferred Compensation	Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
George L. Engelke, Jr.	$29,944	—	—	—	—	—	$29,944
David W. Lindstrom	23,955	—	—	—	—	—	23,955
Anne E. Estabrook	17,967	—	—	—	—	—	17,967
Joseph R. Ficalora	17,967	—	—	—	—	—	17,967
Carl A. Florio	17,967	—	—	—	—	—	17,967
James W. Fulmer	17,967	—	—	—	—	—	17,967
José R. González	17,967	—	—	—	—	—	17,967
Ronald E. Hermance, Jr.	17,967	—	—	—	—	—	17,967
Michael M. Horn	17,967	—	—	—	—	—	17,967
Katherine J. Liseno	17,967	—	—	—	—	—	17,967
Kevin J. Lynch	17,967	—	—	—	—	—	17,967
Joseph J. Melone	16,100	—	—	—	—	—	16,100
Richard S. Mroz	17,967	—	—	—	—	—	17,967
C. Cathleen Raffaeli	17,967	—	—	—	—	—	17,967
Edwin C. Reed	17,967	—	—	—	—	—	17,967
John M. Scarchilli	17,967	—	—	—	—	—	17,967
George Strayton	17,967	—	—	—	—	—	17,967

	$321,537						$321,537

The annual compensation limits for members of the Board of Directors of each Federal Home Loan Bank were as follows in 2007: for the Chair — $29,944; for the Vice-Chair — $23,955; and for any other member of the Board — $17,967.
In addition, the Director Compensation Policy authorizes the FHLBNY to reimburse directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties. For expense reimbursement purposes, directors’ official duties can include:
•	Meetings of the Board and Board Committees

•	Meetings requested by the Federal Housing Finance Board

•	Meetings of Federal Home Loan Bank System committees

•	Federal Home Loan Bank System director orientation meetings

•	Meetings of the Council of Federal Home Loan Banks and Council committees

•	Attendance at other events on behalf of the Bank with prior approval of the Board of Directors

The following table, which is included here pursuant to FHFB regulations, includes information about reimbursed expenses for 2007 (whole dollars):

Directors’ Expenses
Reimbursed
Name	(Paid in Cash)
George L. Engelke, Jr.	$8,126
David W. Lindstrom	8,624
Anne E. Estabrook	2,180
Joseph R. Ficalora	—
Carl A. Florio	3,614
James W. Fulmer	4,147
José R. González	14,989
Ronald E. Hermance, Jr.	—
Michael M. Horn	1,826
Katherine J. Liseno	1,372
Kevin J. Lynch	2,267
Joseph J. Melone	640
Richard S. Mroz	5,019
C. Cathleen Raffaeli	—
Edwin C. Reed	2,210
John M. Scarchilli	1,909
George Strayton	1,041

$57,964

Total expenses incurred by the FHLBNY for board expenses, including amounts reimbursed in cash to directors, totaled $183,000, $137,000, and $97,000 in 2007, 2006 and 2005.
Compensation Committee Interlocks and Insider Participation
The following persons served on the Board’s Compensation and Human Resources Committee during all or some of the period from January 1, 2007 through the date of this annual report on Form 10-K: David W. Lindstrom, Carl A. Florio, José R. González, Katherine J. Liseno, Kevin J. Lynch, Richard Mroz, and C. Cathleen Raffaeli. During this period, no interlocking relationships existed between any member of the FHLBNY’s Board of Directors or the Compensation and Human Resources Committee and any member of the board of directors or compensation committee of any other company, nor did any such interlocking relationship exist in the past. Further, no member of the Compensation and Human Resources Committee listed above is or was formerly an officer or an employee of the Bank.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
FHLBNY stock can only be held by member financial institutions. No person, including directors and executive officers of the FHLBNY, may own the Bank’s capital stock. As such, the FHLBNY does not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance. The following tables provide information about those members who were beneficial owners of more than 5% of the FHLBNY’s outstanding capital stock (shares in thousands) as of:

		Number	Percent
	February 28, 2008	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock

Hudson City Savings Bank *	West 80 Century Road, Paramus, NJ 07652	7,354	16.36%
New York Community Bank *	615 Merrick Avenue, Westbury, NY 11590	4,092	9.11
Metropolitan Life Insurance Company	200 Park Ave., New York, NY 10166	3,548	7.89
Manufacturers and Traders Trust Company	One M & T Plaza, Buffalo, NY 14203	3,429	7.63
HSBC Bank USA, National Association	452 Fifth Avenue, New York, NY 10018	3,060	6.81

		21,483	47.80%

		Number	Percent
	December 31, 2007	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock

Hudson City Savings Bank *	West 80 Century Road, Paramus, NJ 07652	6,954	15.09%
New York Community Bank *	615 Merrick Avenue, Westbury, NY 11590	4,115	8.93
HSBC Bank USA, National Association	452 Fifth Avenue, New York, NY 10018	3,735	8.11
Manufacturers and Traders Trust Company	One M & T Plaza, Buffalo, NY 14203	3,653	7.93
Metropolitan Life Insurance Company	200 Park Ave., New York, NY 10166	3,390	7.36

		21,847	47.42%

*   An officer of this member bank also serves on the Board of Directors of the FHLBNY
The following table sets forth information with respect to capital stock outstanding to members whose officers or directors served as Directors of the FHLBNY as of December 31, 2007, the most practicable date for the information provided (shares in thousands):

				Number	Percent
				of shares	of total
Name	Director	City	State	owned	capital stock

Hudson City Savings Bank	Ronald E. Hermance, Jr.	Paramus	New Jersey	6,954	15.09%
New York Community Bank	Joseph R. Ficalora	Westbury	New York	4,115	8.93
Astoria Federal Savings and Loan Assn.	George L. Engelke, Jr.	Lake Success	New York	2,015	4.37
Banco Santander Puerto Rico	José R. González	San Juan	Puerto Rico	646	1.40
First Niagara Bank	Carl A. Florio	Lockport	New York	522	1.13
Provident Bank	George Strayton	Montebello	New York	339	0.74
Oritani Savings Bank	Kevin J. Lynch	Washington	New Jersey	155	0.34
The Bank of Castile	James W. Fulmer	Castile	New York	31	0.07
Metuchen Savings Bank	Katherine J. Liseno	Metuchen	New Jersey	26	0.06
Franklin Bank	David W. Lindstrom	Woodstown	New Jersey	18	0.04
Pioneer Savings Bank	John M. Scarchilli	Troy	New York	15	0.03

				14,836	32.20%

All capital stock held by each member of the FHLBNY is by law automatically pledged to the FHLBNY as additional collateral for all indebtedness of each such member to the FHLBNY.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
The FHLBNY is a cooperative and the members own all of the stock of the FHLBNY. Capital stock ownership is a prerequisite to the transaction by members of any business with the FHLBNY. The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The remaining Directors are appointed by the Finance Board. The FHLBNY conducts its advances business almost exclusively with members. Therefore, in the normal course of business, the FHLBNY extends credit to members, whose officers or directors may serve as directors of the FHLBNY. All loans extended by the FHLBNY to such members are on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the FHLBNY also extends credit to members who own more than 5% of the FHLBNY’s stock. All loans extended by the FHLBNY to these members are on market terms that are no more favorable to them than the terms of comparable transactions with other members. Under the provisions of Section 7(j) of the FHLBank Act (12 U.S.C. § 1427(j)), the Bank’s Board is required to administer the business of the Bank with its members without discrimination in favor of or against any member. (For more information about transactions with stockholders, see Footnote 10, “Related Party Transactions”, in the notes to the audited financial statements included in this Form 10-K.)
The review and approval of transactions with related persons is governed by the Bank’s written Code of Ethics and Business Conduct (“Code”), which is posted on the Corporate Governance Section of the FHLBNY’s website at http://www.fhlbny.com. Under the Code, each director is required to disclose to the Board of Directors all actual or apparent conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the Board of Directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the Board of Directors is empowered to determine whether an actual conflict exists. In the event the Board of Directors determines the existence of a conflict with respect to any matter, the affected director must recuse himself or herself from all further considerations relating to that matter. Issues under the Code regarding conflicts of interests involving directors are administered by the Board or, in the Board’s discretion, the Board’s Corporate Governance Committee.
The Code also provides that, subject to certain limited exceptions for, among other items, interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no Bank employee may have a financial interest in any Bank member. Extensions of credit from members to employees are acceptable that are entered into or established in the ordinary, normal course of business, so long as the terms are no more favorable than would be available in like circumstances to persons who are not employees of the Bank. Employees provide disclosure regarding financial interests and financial relationships on a periodic basis. These disclosures are provided to and reviewed by the Director of Human Resources, who is one of the Bank’s two Ethics Officers; the Ethics Officers have responsibility for enforcing the Code of Ethics with respect to employees on a day-to-day basis.

Director Independence
In General
During the period from January 1, 2007 through and including the date of this annual report on Form 10-K, the Bank had a total of 17 directors serving on its Board, 11 of whom were elected by the Bank’s member institutions and six of whom were appointed by the Federal Housing Finance Board (“Finance Board”). All of these directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers. Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank. In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards. First, Finance Board regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors. Second, the Securities and Exchange Commission’s (“SEC”) regulations require that the Bank’s Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.
Finance Board Regulations Regarding Independence
The Finance Board director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Under Finance Board regulations, disqualifying relationships can include, but are not limited to: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The Board of Directors has assessed the independence of all directors under the Finance Board’s independence standards, regardless of whether they serve on the Audit Committee. From January 1, 2007 through and including the date of this Annual Report on Form 10-K, all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.
NYSE Rules Regarding Independence
In addition, pursuant to SEC regulations, the Board has adopted the independence standards of the New York Stock Exchange (the “NYSE”) to determine which of its directors are independent and which members of its Audit Committee are not independent.
After applying the NYSE independence standards, the Board has determined that all of the Bank’s appointed directors who served at any time during the period from January 1, 2007 through and including the date of this annual report on Form 10-K (Anne Evans Estabrook, Michael H. Horn, Joseph J. Melone, Richard S. Mroz, C. Cathleen Raffaeli and Edwin C. Reed) were independent.
Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its elected directors, and has therefore concluded that none of the Bank’s elected directors who served at any time during the aforementioned period were independent under the NYSE independence standards.
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
Notwithstanding the foregoing, the Board believes that it functions as a governing body that can and does act with good judgment with respect to the corporate governance and business affairs of the Bank. The Board is aware of its statutory responsibilities under Section 7(j) of the Federal Home Loan Bank Act, which specifically provides that the Board of Directors of a Federal Home Loan Bank must administer the affairs of the Home Loan Bank fairly and impartially and without discrimination in favor of or against any member borrower.
The Board has a standing Audit Committee. For the reasons noted above, the Board has determined that none of the elected directors who served at any time as members of the Bank’s Audit Committee during the period from January 1, 2007 through and including the date of this annual report on Form 10-K (George L. Engelke, Jr., Joseph R. Ficalora, Carl A. Florio, José R. González, Katherine J. Liseno, and John M. Scarchilli) were independent under the NYSE standards for audit committee members. The Board also determined that the appointed directors who served at any time as members of the Bank’s Audit Committee during the period from January 1, 2007 through and including the date of this annual report on Form 10-K (Anne Evans Estabrook, Michael M. Horn and Joseph J. Melone) were independent under the NYSE independence standards for audit committee members.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the fees paid to the FHLBNY’s independent registered public accounting firm, PricewaterhouseCoopers, LLP (“PwC”), during years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Audit Fees	$1,163	$1,342	$1,057
Audit-related Fees	33	60	174
Tax Fees	—	—	29
All Other Fees	18	4	9

	$1,214	$1,406	$1,269

Audit Fees
Audit fees relate to professional services rendered in connection with the audit of the FHLBNY’s annual financial statements, review of interim financial statements included in quarterly reports on Form 10-Q, and consultation services provided in connection with the FHLBNY’s registration with the Securities and Exchange Commission and other regulatory filings.
Audit-Related Fees
Audit-related fees primarily relate to consultation services provided in connection with the implementation of the requirements under Section 404 of the Sarbanes-Oxley Act, and consultation with respect to certain accounting and reporting standards.
Tax Fees
Consulting services relate to services provided with respect to the FHLBNY’s payroll tax withholding process.
All Other Fees
These other fees relate to PwC’s attendance at FHLBank Accounting Conferences, and access to PwC’s accounting research and reference tools.
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

	3.	Exhibits

Filed with
No.	Exhibit Description	this Form 10-K	Form	File No.	Date Filed

3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	000-51397	12/1/2005
3.02	Bylaws of the Bank		8-K	000-51397	1/29/2007
4.01	Amended and Restated Capital Plan of the Bank	X
10.01	Bank 2006 Incentive Compensation Plan* [a]		10-Q	000-51397	5/15/2006
10.02	Bank 2007 Incentive Compensation Plan* [a]		10-Q	000-51397	5/11/2007
10.03	2006 Director Compensation Policy [a]		10-Q	000-51397	5/15/2006
10.04	2007 Director Compensation Policy [a]	X
10.05	The Comprehensive Retirement Program [a]	X
10.06	Bank Benefit Equalization Plan [a]	X
10.07	Nonqualified Profit Sharing Plan [a]	X
10.08	Bank Severance Pay Plan [a]	X
10.09	Compensatory Arrangements for Named Executive Officers [a]	X
10.10	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement		8-K	000-51397	6/27/2006
12.01	Computation of Ratio of Earnings to Fixed Charges	X
31.01	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X

Notes:

*	Confidential treatment has been requested with respect to portions of this exhibit.

[a]	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
 Federal Home Loan Bank of New York

By:	/s/ Alfred A. DelliBovi
Alfred A. DelliBovi
President and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ Alfred A. DelliBovi	President and Chief Executive Officer	March 28, 2008
Alfred A. DelliBovi
(Principal Executive Officer)

/s/ Patrick A. Morgan	Senior Vice President and Chief	March 28, 2008
Patrick A. Morgan	Financial Officer
(Principal Financial Officer)

/s/ Backer Ali	Vice President and Controller	March 28, 2008
Backer Ali
(Principal Accounting Officer)

/s/ David W. Lindstrom	Chairman of the Board of Directors	March 28, 2008
David W. Lindstrom

/s/ Michael M. Horn	Vice Chairman of the Board of Directors	March 28, 2008
Michael M. Horn

/s/ Anne Evans Estabrook	Director	March 28, 2008
Anne Evans Estabrook

/s/ Joseph R. Ficalora	Director	March 28, 2008
Joseph R. Ficalora

/s/ James W. Fulmer	Director	March 28, 2008
James W. Fulmer

Signature	Title	Date

/s/ José Ramon González	Director	March 28, 2008
José Ramon González

/s/ Ronald E. Hermance, Jr.	Director	March 28, 2008
Ronald E. Hermance, Jr.

/s/ Katherine J. Liseno	Director	March 28, 2008
Katherine J. Liseno

/s/ Kevin J. Lynch	Director	March 28, 2008
Kevin J. Lynch

/s/ Joseph J. Melone	Director	March 28, 2008
Joseph J. Melone

/s/ Richard S. Mroz	Director	March 28, 2008
Richard S. Mroz

/s/ C. Cathleen Raffaeli	Director	March 28, 2008
C. Cathleen Raffaeli

/s/ Edwin C. Reed	Director	March 28, 2008
Edwin C. Reed

/s/ John M. Scarchilli	Director	March 28, 2008
John M. Scarchilli

/s/ George Strayton	Director	March 28, 2008
George Strayton

EXHIBIT INDEX

Filed with
No.	Exhibit Description	this Form 10-K	Form	File No.	Date Filed

3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	000-51397	12/1/2005
3.02	Bylaws of the Bank		8-K	000-51397	1/29/2007
4.01	Amended and Restated Capital Plan of the Bank	X
10.01	Bank 2006 Incentive Compensation Plan* [a]		10-Q	000-51397	5/15/2006
10.02	Bank 2007 Incentive Compensation Plan* [a]		10-Q	000-51397	5/11/2007
10.03	2006 Director Compensation Policy [a]		10-Q	000-51397	5/15/2006
10.04	2007 Director Compensation Policy [a]	X
10.05	The Comprehensive Retirement Program [a]	X
10.06	Bank Benefit Equalization Plan [a]	X
10.07	Nonqualified Profit Sharing Plan [a]	X
10.08	Bank Severance Pay Plan [a]	X
10.09	Compensatory Arrangements for Named Executive Officers [a]	X
10.10	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement		8-K	000-51397	6/27/2006
12.01	Computation of Ratio of Earnings to Fixed Charges	X
31.01	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X

Notes:

*	Confidential treatment has been requested with respect to portions of this exhibit.

[a]	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.