Form 10-Q
period 2008-03-31
Federal Home Loan Bank of New York
filed 2008-05-14
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51397
Federal Home Loan Bank of New York
(Exact name of registrant as specified in its charter)

Federal	13-6400946

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Park Avenue, New York, N.Y.	10178

(Address of principal executive offices)	(Zip Code)
(212) 681-6000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of April 30, 2008 was 47,112,744.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Statements of Condition — Unaudited (in thousands, except par value)
As of March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$33,380	$7,909
Interest-bearing deposits	4,970,111	10,300,287
Federal funds sold	3,945,000	4,381,000
Available-for-sale securities, net of unrealized losses of $17,033 at March 31, 2008 and $373 at December 31, 2007 (Note 3)	1,995,491	13,187
Held-to-maturity securities (Note 2)	9,623,031	10,284,754
Advances (Note 4)	85,927,433	82,089,667
Mortgage loans held-for-portfolio, net of allowance for credit losses of $663 at March 31, 2008 and $633 at December 31, 2007 (Note 5)	1,468,276	1,491,628
Loans to other FHLBanks	—	55,000
Accrued interest receivable	468,337	562,323
Premises, software, and equipment, net	12,523	13,154
Derivative assets (Note 9)	58,865	28,978
Other assets	14,220	17,004

Total assets	$108,516,667	$109,244,891

Liabilities and capital

Liabilities
Deposits
Interest-bearing demand	$2,568,252	$1,586,039
Non-interest bearing demand	144	2,596
Term	3,900	16,900

Total deposits	2,572,296	1,605,535

Consolidated obligations, net (Note 6)
Bonds	73,124,031	66,325,817
Discount notes	26,337,442	34,791,570

Total consolidated obligations	99,461,473	101,117,387

Mandatorily redeemable capital stock (Note 7)	181,824	238,596

Accrued interest payable	675,485	655,870
Affordable Housing Program (Note 8)	124,332	119,052
Payable to REFCORP	25,056	23,998
Derivative liabilities (Note 9)	567,868	673,342
Other liabilities	60,513	60,520

Total liabilities	103,668,847	104,494,300

Commitments and Contingencies (Notes 6, 7, 9 and 14)

Capital (Note 7)
Capital stock ($100 par value), putable, issued and outstanding shares:
44,761 at March 31, 2008, and 43,680 at December 31, 2007	4,476,128	4,367,971
Unrestricted retained earnings	429,249	418,295
Accumulated other comprehensive income (loss) (Note 12)
Net unrealized loss on available-for-sale securities	(17,034)	(373)
Net unrealized loss on hedging activities	(35,436)	(30,215)
Employee supplemental retirement plans	(5,087)	(5,087)

Total capital	4,847,820	4,750,591

Total liabilities and capital	$108,516,667	$109,244,891

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Income — Unaudited (in thousands, except per share data)
For the three months ended March 31, 2008 and 2007

	March 31,
	2008	2007
Interest income
Advances	$871,785	$777,494
Interest-bearing deposits	111,251	80,699
Federal funds sold	29,418	44,636
Available-for-sale securities	9,483	—
Held-to-maturity securities	134,348	152,963
Mortgage loans held-for-portfolio	19,633	19,518
Loans to other FHLBanks and other	1	1

Total interest income	1,175,919	1,075,311

Interest expense
Consolidated obligations-bonds	731,261	766,756
Consolidated obligations-discount notes	271,283	171,280
Deposits	15,175	21,010
Mandatorily redeemable capital stock (Note 7)	4,278	2,149
Cash collateral held and other borrowings	471	1,428

Total interest expense	1,022,468	962,623

Net interest income before provision for credit losses	153,451	112,688

Provision for credit losses on mortgage loans	(30)	—

Net interest income after provision for credit losses	153,421	112,688

Other income (loss)
Service fees	691	827
Net realized and unrealized gain on derivatives and hedging activities (Note 9)	866	3,523
Losses from extinguishment of debt and other	(183)	(2,356)

Total other income (loss)	1,374	1,994

Other expenses
Operating	16,451	16,050
Finance Board and Office of Finance	1,453	1,383

Total other expenses	17,904	17,433

Income before assessments	136,891	97,249

Affordable Housing Program (Note 8)	11,611	8,158
REFCORP	25,056	17,818

Total assessments	36,667	25,976

Net income	$100,224	$71,273

Basic earnings per share (Note 15)	$2.30	$2.02

Cash dividends paid per share	$2.12	$1.76

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Capital — Unaudited (in thousands, except per share data)
For the three months ended March 31, 2008 and 2007

				Accumulated
	Capital Stock*			Other		Total
	Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)
Balance, December 31, 2006	35,463	$3,546,253	$368,688	$(10,548)	$3,904,393

Proceeds from sale of capital stock	5,421	542,056	—	—	542,056
Redemption of capital stock	(5,332)	(533,156)	—	—	(533,156)
Shares reclassified to mandatorily redeemable capital stock	(69)	(6,865)	—	—	(6,865)
Cash dividends ($1.76 per share) on capital stock	—	—	(65,159)	—	(65,159)
Net Income	—	—	71,273	—	71,273	$71,273
Other comprehensive income (loss):
Net change in hedging activities	—	—	—	(12)	(12)	(12)

						$71,261

Balance, March 31, 2007	35,483	$3,548,288	$374,802	$(10,560)	$3,912,530

Balance, December 31, 2007	43,680	$4,367,971	$418,295	$(35,675)	$4,750,591

Proceeds from sale of capital stock	9,287	928,754	—	—	928,754
Redemption of capital stock	(7,623)	(762,253)	—	—	(762,253)
Shares reclassified to mandatorily redeemable capital stock	(583)	(58,344)	—	—	(58,344)
Cash dividends ($2.12 per share) on capital stock	—	—	(89,270)	—	(89,270)
Net Income	—	—	100,224	—	100,224	$100,224
Other comprehensive income (loss):
Change in net unrealized loss on available-for-sale securities	—	—	—	(16,661)	(16,661)	(16,661)
Net change in hedging activities	—	—	—	(5,221)	(5,221)	(5,221)

						$78,342

Balance, March 31, 2008	44,761	$4,476,128	$429,249	$(57,557)	$4,847,820

*	Putable stock
The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows — Unaudited (in thousands)
For the three months ended March 31, 2008 and 2007

	March 31,
	2008	2007
Operating Activities

Net Income	$100,224	$71,273

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(117,965)	18,899
Concessions on consolidated obligations	3,362	3,294
Premises, software, and equipment, net	1,159	1,005
Provision for credit losses on mortgage loans	30	—
Change in net fair value adjustments on derivatives and hedging activities	(1,010)	(439)
Net change in:
Accrued interest receivable	93,986	9,693
Derivative assets due to accrued interest	37,513	111,411
Derivative liabilities due to accrued interest	(36,709)	(46,844)
Other assets	1,473	1,398
Affordable Housing Program liability	5,280	2,674
Accrued interest payable	19,615	(98,217)
REFCORP liability	1,058	343
Other liabilities	(1,380)	(21,009)

Total adjustments	6,412	(17,792)

Net cash provided by operating activities	106,636	53,481

Investing activities
Net change in:
Interest-bearing deposits	3,994,800	(776,000)
Federal funds sold	436,000	67,000
Deposits with other FHLBank’s mortgage programs	(24)	(25)
Premises, software, and equipment, net	(527)	(907)
Held-to-maturity securities:
Purchased	—	—
Proceeds	659,318	443,211
Proceeds from sales	—	—
Available-for-sale securities:
Purchased	(2,034,289)	—
Proceeds	35,520	—
Proceeds from sales	—	—
Advances:
Principal collected	97,001,879	94,492,596
Made	(99,324,959)	(94,518,174)
Mortgage loans held-for-portfolio:
Principal collected	44,048	37,619
Purchased and originated	(21,032)	(43,483)
Principal collected on other loans made	—	70
Loans to other FHLBanks:
Loans made	—	—
Principal collected	55,000	—

Net cash provided by (used in) investing activities	845,734	(298,093)

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows — Unaudited (in thousands)
For the three months ended March 31, 2008 and 2007

	March 31,
	2008	2007
Financing activities
Net change in:
Deposits and other borrowings	$958,632	$(178,438)
Short-term borrowings from other FHLBanks:
Proceeds from borrowings	985,000	20,000
Payments for borrowings	(985,000)	(20,000)
Consolidated obligation bonds:
Proceeds from issuance	22,215,081	9,741,160
Payments for maturing and early retirement	(15,711,852)	(10,781,670)
Payments for transfers to other FHLBanks	—	(285,350)
Consolidated obligation discount notes:
Proceeds from issuance	179,164,083	104,386,211
Payments for maturing	(187,514,958)	(102,596,015)
Capital stock:
Proceeds from issuance	928,754	542,056
Payments for redemption	(762,253)	(533,156)
Redemption of Mandatorily redeemable capital stock	(115,116)	(5,032)
Cash dividends paid *	(89,270)	(65,159)

Net cash provided by (used in) financing activities	(926,899)	224,607

Net (decrease) increase in cash and cash equivalents	25,471	(20,005)
Cash and cash equivalents at beginning of the period	7,909	38,850

Cash and cash equivalents at end of the period	$33,380	$18,845

Supplemental disclosures:
Interest paid	$767,340	$932,945
Affordable Housing Program payments **	$6,331	$5,484
REFCORP payments	$23,998	$17,476
Transfers of mortgage loans to real estate owned	$116	$101

*	Does not include payments to holders of Mandatorily redeemable capital stock.

**	AHP payments = (beginning accrual — ending accrual) + AHP assessment for the year; payments represent funds released to the Affordable Housing Program.
The accompanying notes are an integral part of the unaudited financial statements.

Notes to Financial Statements — Unaudited
Background
The Federal Home Loan Bank of New York (“FHLBNY” or “the Bank”) is a federally chartered corporation, exempt from federal, state and local taxes except real property taxes. It is one of twelve district Federal Home Loan Banks (“FHLBanks”). The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”). Each FHLBank is a cooperative owned by member institutions located within a defined geographic district. The members purchase capital stock in the FHLBank and would receive dividends on their capital stock investment unless dividend payment is withheld. The FHLBNY’s defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. The FHLBNY provides a readily available, low-cost source of funds for its member institutions. The FHLBNY does not have any wholly or partially owned subsidiaries, nor does it have an equity position in any partnerships, corporations, or off-balance-sheet special purpose entities. The Bank does have two grantor trusts related to employee benefits programs, and these are more fully described in Note 10. Employee Retirement Plans.
Members of the FHLBNY must purchase FHLBNY stock according to regulatory requirements (For more information, see Note 7. Capital, Capital Ratios, and Mandatorily Redeemable Capital Stock). The business of the cooperative is to provide liquidity for the members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, the Bank operates such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district. All members are required to purchase capital stock in the FHLBNY as a condition of membership. A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired an FHLBNY member. Because the Bank operates as a cooperative, the FHLBNY conducts business with related parties in the normal course of business and considers all members and non-member stockholders as related parties in addition to the other FHLBanks (For more information about related parties and related party transactions, see Note 11. Related Party Transactions.
The FHLBNY’s primary business is making collateralized loans or advances to members. This is the primary focus of the Bank’s operations and also the principal factor that impacts the financial condition of the FHLBNY.
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

Notes to Financial Statements — Unaudited
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
The Resolution Funding Corporation has been designated as the calculation agent for the Affordable Housing Program and REFCORP assessments. Each FHLBank provides the amount of quarterly income before Affordable Housing Program and REFCORP and other information to the Resolution Funding Corporation, which then performs the calculations for each quarter end.
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

Notes to Financial Statements — Unaudited
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
These unaudited financial statements should be read in conjunction with the FHLBNY’s audited financial statements for the year ended December 31, 2007, included in Form 10-K filed on March 28, 2008.
Note 1. to the Financial Statements of the Federal Home Loan Bank of New York filed with Form 10-K on March 28, 2008 contains a summary of the Bank’s significant accounting policies.
Note 1. Accounting Changes, Significant Accounting Policies and Significant Estimates, and Recently issued Accounting Standards
Accounting Changes — First Quarter 2008
Adoption of SFAS 157 — Fair Value Measurements. The Bank adopted SFAS 157, “Fair Value Measurements” (SFAS 157) as of January 1, 2008. SFAS 157 defines fair value, expands disclosure requirements around fair values and establishes a framework for measuring fair value. SFAS 157 discusses how entities should measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources or those that can be directly corroborated to market sources, while unobservable inputs reflect the FHLBNY’s market assumptions. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal or most advantageous market for the asset or liability between market place participants at the measurement date. This definition is based on an exit price rather than transaction (entry) price.
In determining fair value, FHLBNY uses various valuation approaches, including both the market and income approaches. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of FHLBNY. Unobservable inputs are inputs that reflect FHLBNY’s assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
Level 1 - Quoted prices for identical instruments in active markets.
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-based valuations in which all significant inputs and significant parameters are observable in active markets.
Level 3 - Valuations based upon valuation techniques in which significant inputs and significant parameters are unobservable.

Notes to Financial Statements — Unaudited
The availability of observable inputs can vary from product to product and is affected by a wide variety of factors including, for example, the characteristics peculiar to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by FHLBNY in determining fair value is greatest for instruments categorized as Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
Upon adoption of SFAS 157 on January 1, 2008, the FHLBNY implemented the fair value measurement provisions of SFAS 157 for all assets and liabilities recorded at fair value on its Statements of condition. The adoption of SFAS 157 did not result in any significant changes to valuation techniques in calculating the fair values of its assets and liabilities under the disclosure provisions of SFAS 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”).
At March 31, 2008 the FHLBNY measured and recorded fair values in the Statements of condition for its derivative positions and available-for-sale securities.
Derivative positions - The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities under the provisions of SFAS 133 to mitigate fair value risks. In addition, the Bank records the fair value of an insignificant value of mortgage-delivery commitments as derivatives, also under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. For additional information, see Note 9. Derivatives.
Valuations of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk. With the issuance of SFAS 157, these values must take into account the FHLBNY’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to its derivative contracts. The computed fair values of the FHLBNY’s OTC derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. On a contract-by-contract basis, the collateral and netting arrangements sufficiently mitigated the impact of credit differential between the FHLBNY and its counterparties to an immaterial level such that no additional adjustment for nonperformance risk was deemed necessary. Fair values of the derivatives were computed using quantitative models and employed multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. These multiple market inputs were predominantly actively quoted and verifiable through external sources, including brokers, and market transactions. As a result, model selection and inputs did not involve significant judgments.
As a result of these pre-existing methodologies, the FHLBNY concluded no refinements were necessary at adoption of SFAS 157 on January 1, 2008, and adoption did not result in a transition adjustment and had no impact to the Bank’s retained earnings at January 1, 2008.

Notes to Financial Statements — Unaudited
Investment’s in available-for-sale securities - Changes in the valuation of available-for-sale securities were recorded in Accumulated other comprehensive income, which is a component of members’ capital, with an offset to the recorded value of the investments in the Statements of condition.
The predominant portion of the available-for-sale portfolio at March 31, 2008 was comprised of government-sponsored enterprise (“GSE”) issued collateralized mortgage obligations which were readily marketable. A small percentage consisted of investment in two grantor trusts that held positions in equity and bond mutual funds. The unit prices, or the “Net asset values.” of the underlying mutual funds were available through publicly viewable web-sites and the units were marketable at recorded fair values. The recorded fair values of available-for-sale securities in the Statement of condition at March 31, 2008 reflected the price at which the positions could be liquidated.
All of the FHLBNY’s mortgage-backed securities classified as available-for-sale are marketable and the fair value of investment securities is estimated by specialized pricing services using pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models are market based and observable. Examples of such securities, which would generally be classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined under SFAS 157, include GSE issued collateralized mortgage obligations and money market funds.
The adoption of SFAS 157 had no impact on the Bank’s retained earnings at January 1, 2008.
See Note 13. Fair Values of Financial Instruments for additional disclosure with respect to the Levels associated with assets and liabilities recorded on the Bank’s Statements of condition at March 31, 2008. Also see Note 13 for more information about fair value disclosures of financial instruments under the provisions of SFAS 107.
Adoption of SFAS 159 - Fair Value Option - On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159” or “FVO”). SFAS 159 creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. It requires entities to separately display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. As of the adoption date and March 31, 2008, the FHLBNY has chosen to not elect the FVO for any of its financial assets and liabilities.
Adoption of FSP FIN 39-1 - In April 2007, the FASB directed its Staff to issue FSP No. FIN 39-1, "Amendment of FASB Interpretation No. 39.” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, "Offsetting of Amounts Related to Certain Contracts”, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. The Bank adopted FSP FIN 39-1 on January 1, 2008.
Reclassifications - Certain amounts in the 2007 financial statements of the FHLBNY have been reclassified to conform to the first quarter 2008 presentation. The FHLBNY recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statement periods presented. Previously, the cash collateral amounts arising from the same master netting arrangement as the derivative instruments were reported as interest-bearing deposits as assets or liabilities, as applicable. These amounts are now components of “Derivative assets” and/or “Derivative liabilities” in the Statements of condition. The reclassification and adoption had no impact on the Bank’s results of operations, financial condition or cash flows for the periods ended reported in this Form 10-Q.

Notes to Financial Statements — Unaudited
Significant Accounting Policies and Significant Estimates
The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios; estimating the liabilities for pension liabilities; and estimating fair values of certain assets and liabilities. The Bank has discussed each of these significant accounting policies, the related estimates and its judgment with the Audit Committee of the Board of Directors. For additional information, refer to Note 1 to the Financial Statements in the FHLBNY’s most recent Form 10-K filed on March 28, 2008.
The FHLBNY adopted SFAS 157 and SFAS 159 as of January 1, 2008, and these are discussed more fully in previous paragraphs of this section under Accounting Changes. Also as discussed above, the Bank has at this time not made an election to designate any financial assets or liabilities under the provisions of SFAS 159 at January 1, 2008 or during the period January 1, 2008 through March 31, 2008.
At March 31, 2008, the FHLBNY recorded derivative assets and liabilities and available-for-sale assets in its Statements of condition under the measurement standards of SFAS 157. Fair value disclosures of financial assets and liabilities disclosed under the provisions of SFAS 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”) also complied with the measurement standards of SFAS 157.
Financial assets and liabilities, whose changes in fair value attributable to interest rate risk are hedged under the provisions of SFAS 133, are carried at values that reflect an adjustment of their carrying value attributable to the changes in the benchmark interest rate. The Bank has adopted LIBOR as its benchmark interest rate.
For additional information, see Note 1 to the Financial Statements in the FHLBNY’s most recent Form 10-K filed on March 28, 2008.
Valuation of Financial Instruments
With the adoption of SFAS 157 as of January 1, 2008, the FHLBNY reviewed its pre-adoption valuation techniques for the measurement of the Bank’s over-the-counter derivative positions and available-for sale securities, both of which are carried at fair value in the Statements of condition at March 31, 2008 and December 31, 2007, and concluded that the measurement methodologies met the requirements of SFAS 157. Fair values and the fair value hierarchy of the Bank’s derivative assets and liabilities, and the fair values of its available-for-sale portfolio are summarized in Note 13. Fair Values of Financial Instruments.
SFAS 107 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Bank did not elect the fair value option. The fair values of the Bank’s financial instruments disclosed in Note 13. Estimated Fair Values of Financial Instruments (SFAS 107) complied with SFAS 157. Specifically, the Bank’s valuation techniques incorporated standards that required that the techniques utilize market observable or market corroborated inputs when available. Observable inputs reflect market data obtained from independent sources or those that can be directly corroborated to market sources, while unobservable inputs reflect the FHLBNY’s market assumptions.
The valuation techniques also incorporated SFAS 157 definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market place participants at the measurement date. This definition is based on an exit price rather than transaction (entry) price.

Notes to Financial Statements — Unaudited
Valuation Techniques - Three valuation techniques are prescribed under SFAS 157 — Market approach, Income approach and Cost approach. Valuation techniques for which sufficient data is available and that are appropriate under the circumstances should be used.
•	Market approach - This technique uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Income approach - This technique uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted), based on assumptions used by market participants. Present value technique used to measure fair value depends on the facts and circumstances specific to the asset or liability being measured and the availability of data.

•	Cost approach - This approach is based on the amount that currently would be required to replace the service capacity of an asset (often referred to as current replacement cost).
Upon adoption of SFAS 157 on January 1, 2008, the FHLBNY implemented the fair value measurement provisions of SFAS 157 for all assets and liabilities recorded at fair value on its Statements of condition. The adoption of SFAS 157 did not result in any material changes to valuation techniques previously utilized in calculating the fair values of its assets and liabilities under the disclosure provisions of SFAS 107, “Disclosures about Fair Value of Financial Instruments”; FHLBNY did not record a transition adjustment upon adoption of SFAS 157 or SFAS 159.
Derivative positions - The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities under the provisions of SFAS 133 to mitigate fair value risks. In addition, the Bank records the fair values of insignificant amounts of mortgage-delivery commitments as derivatives, also under the provisions of SFAS 133. For additional information, see Note 9. Derivatives.
Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure and record the fair values of its derivative positions. The valuation technique is considered as an “Income approach” as defined in SFAS 157. Derivatives are valued using industry-standard option adjusted valuation models that utilize market inputs, which can be corroborated from widely accepted third-party sources. The Bank’s valuation model utilizes a modified Black-Karasinski model which assumes that rates are distributed log normally. The lognormal model precludes interest rates turning negative in the model computations. Significant market based and observable inputs into the valuation model include volatilities and interest rates. Derivative values are classified as Level 2 within the fair value hierarchy.
SFAS 157 clarified that the valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing. The Bank has collateral agreements with all its derivative counterparties and vigorously enforces collateral exchanges at least on a weekly basis. The Bank and each of its derivative counterparties have collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. The Bank has concluded that these practices and agreements sufficiently mitigated the impact of credit differential between the FHLBNY and counterparties to an immaterial level such that no additional adjustment for nonperformance risk was deemed necessary.
The FHLBNY employs control processes to validate the fair value of its financial instruments, including those derived from valuation models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.

Notes to Financial Statements — Unaudited
These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by third party specialists with relevant expertise who are independent from the trading desks or personnel who were involved in the design and selection of model inputs. Additionally, groups independent from the trading desk and personnel involved in the design and selection of model inputs participate in the review and validation of the fair values generated from the valuation model. The FHLBNY maintains an ongoing review of its valuation models and has a formal model validation policy in addition to procedures for the approval and control of data inputs.
Investments classified as held-to-maturity and available-for-sale - The FHLBNY used the valuation technique referred to as the “Market approach” under the provisions of SFAS 157 to estimate the fair values of its investment securities.
The predominant portion of the available-for-sale portfolio at March 31, 2008 was comprised of GSE issued collateralized mortgage obligations. A small percentage consisted of investments in two grantor trusts which held positions in equity and bond mutual funds. The unit prices, or the “Net asset values.” of the underlying mutual funds were available through publicly viewable web-sites and the units were marketable at recorded fair values. The recorded fair values of available-for-sale securities in the Statement of condition at March 31, 2008 reflected the price at which the positions could be liquidated.
The fair value of investment securities is estimated by management of the FHLBNY using information from specialized pricing services. As discussed below, the FHLBNY performs extensive analysis to understand trends and changes in pricing. The Bank’s pricing service uses pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models are market based and observable. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs are based on new issue and secondary market transactions. Securities are re-priced if observed spreads, or other significant assumptions change materially. Available-for-sale securities are classified within Level 2 of the valuation hierarchy.
A significant percentage of the Bank’s held-to-maturity securities were comprised of mortgage-backed securities issued by GSE or U.S. government agency. At March 31, 2008, investments in “private label” securities made up only 22.8% of investments in mortgage-backed securities and these were rated triple-A as were all other investments in mortgage-backed securities. The portfolio also included investments in bonds issued by state and local finance agencies which constitute 6.0% of the held-to-maturity portfolio. In summary, the fair values of held-to-maturity securities at March 31, 2008 as disclosed in Note 13. Fair Values of Financial Instruments, in the table titled Estimated Fair Values (SFAS 107) reflect the price at which the positions could be liquidated.
The FHLBNY routinely performs comparison analysis of pricing to understand pricing trends and to establish a means of validating changes in pricing from period-to-period. In addition, the Bank runs pricing through prepayment models to test the reasonability of pricing relative to changes in the implied prepayment options of the bonds. Separately, the Bank performs comprehensive credit analysis, including the analysis of underlying cash flows and collateral. The FHLBNY believes such methodologies — valuation comparison, review of changes in valuation parameters, and credit analysis — mitigates the effects of the credit crisis which has tended to reduce the availability of certain observable market pricing, or has caused the widening of the bid/offer spread of certain securities.
Investments in mortgage loans and MPF - The Bank acquires loans under the Mortgage Partnership Finance (“MPF®”) Program. The MPF loans and loans in the inactive CMA programs were priced using the valuation technique referred to as the “Market approach” under the provisions of SFAS 157. Loans were aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan maturity. They were then compared against closing TBA prices that are extracted from a third party market corroborated source. Adjustments, which were considered unobservable, such as liquidity or seasoning, did not significantly impact the fair values of the mortgage loans.

Notes to Financial Statements — Unaudited
Consolidated Obligation bonds and notes - With regard to the FHLBNY’s liabilities, the consolidated obligations have a secondary market but there are limits to its liquidity and the FHLBNY’s ability to obtain timely quotes, particularly with regard to option-embedded issues that are seldom traded. Therefore, FHLBNY priced its bonds off of the current consolidated obligations market curve, which has a daily active market. The fair values of consolidated obligation debt (bonds and discount notes) were computed using standard option valuation models using market data: (1) consolidated obligation debt curve that is available to the public and published by the Office of Finance (the FHLBanks’ debt issuing agent), and (2) LIBOR curve and volatilities. The consolidated obligation debt curve and LIBOR are the most significant inputs to its valuation model and both are market observable, and can be directly corroborated. Accordingly, unobservable FHLBNY specific adjustments to derive an exit price are not considered significant.
Advances - With regard to the FHLBNY’s advances, the Bank does not have a principal market (i.e., a market in which the Bank would sell the advance with the greatest volume and level of activity for the asset) for determining an exit price. There is no secondary market with sufficient volume for the FHLBNY to obtain timely quotes. The sale of advances to other FHLBanks is infrequent and, as such, there does not appear to be a precedent that may be used to determine the price to sell an advance, or sufficient volume to transact in an “exit” market. Also, the sale of advances to other FHLBanks would be considered a related party transaction and an exit price in such an arrangement would not constitute a liquidation value. Accordingly, the Bank believes that its most advantageous market to exit an advance position is a hypothetical transaction executed between the Bank and market participants. The current advance price would reflect the fair value the Bank would receive to originate a new advance. The current price is the Bank’s internally generated pricing process which is available to all members. The Bank believes that these prices reflect the assumptions market participants in the hypothetical transaction would use in pricing the advance because it is updated daily and based on the best information available in the current market.
Except for overnight and very short-term advances, whose fair values were based on a “Cost approach”, generally, the fair values of advances were based on the “Income approach” and were computed using standard option valuation models. The most significant inputs to its valuation model to measure advances were (1) consolidated obligation debt curve that is available to the public and published by the Office of Finance, and (2) LIBOR swap curve and volatilities. Both inputs to the valuation model are market based and observable.
Recently issued Accounting Standards
SFAS 161 — In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the FHLBNY), with early application allowed. The FHLBNY has not yet determined the effect that the adoption of SFAS 161 will have on its financial statement disclosures.

Notes to Financial Statements — Unaudited
Note 2. Held-to-maturity securities
Held-to-maturity securities consist of mortgage- and asset-backed securities (collectively mortgage-backed securities or “MBS”), and state and local housing finance agency bonds. No security had been pledged at March 31, 2008 and December 31, 2007.
Held-to-maturity securities included securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”). Neither Fannie Mae nor Freddie Mac are agencies of the U.S. Government nor are their securities guaranteed by the U.S. Government.
Major Security Types
The amortized cost, gross unrealized gains, losses, and the fair value of held-to-maturity securities were as follows (in thousands):

	March 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$575,067	$5,028	$(22,374)	$557,721
Mortgage-backed securities	9,047,964	108,278	(109,645)	9,046,597

Total	$9,623,031	$113,306	$(132,019)	$9,604,318

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$576,971	$9,780	$(200)	$586,551
Mortgage-backed securities	9,707,783	82,670	(97,191)	9,693,262

Total	$10,284,754	$92,450	$(97,391)	$10,279,813

Notes to Financial Statements — Unaudited
Temporary impairment1. The following tables summarize held-to-maturity securities with fair values below their amortized cost (in thousands), i.e., in an unrealized loss position at March 31, 2008 and December 31, 2007:

	March 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities-fixed rate
AAA-rated	$948,357	$54,378	$1,794,849	$26,939	$2,743,206	$81,317
AA-rated	9,090	571	57,125	15,328	66,215	15,899
Below AA	—	—	—	—	—	—
Mortgage-backed securities-variable rate
AAA-rated	1,688,741	35,707	—	—	1,688,741	35,707
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	2,646,188	90,656	1,851,974	42,267	4,498,162	132,923

State and local housing finance agencies-fixed rate
AAA-rated	9,940	455	—	—	9,940	455
AA-rated	—	—	9,825	175	9,825	175
Below AA	—	—	—	—	—	—
State and local housing finance agencies-variable rate
AAA-rated	124,187	20,108	—	—	124,187	20,108
AA-rated	18,814	1,636	—	—	18,814	1,636
Below AA	—	—	—	—	—	—

	152,941	22,199	9,825	175	162,766	22,374

	$2,799,129	$112,855	$1,861,799	$42,442	$4,660,928	$155,297

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities-fixed rate
AAA-rated	$1,844,399	$35,652	$2,484,388	$55,740	$4,328,787	$91,392
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—
Mortgage-backed securities-variable rate
AAA-rated	185,167	5,799	—	—	185,167	5,799
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	2,029,566	41,451	2,484,388	55,740	4,513,954	97,191

State and local housing finance agencies-fixed rate
AAA-rated	—	—	—	—	—	—
AA-rated	—	—	9,800	200	9,800	200
Below AA	—	—	—	—	—	—
State and local housing finance agencies-variable rate
AAA-rated	—	—	—	—	—	—
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

	—	—	9,800	200	9,800	200

	$2,029,566	$41,451	$2,494,188	$55,940	$4,523,754	$97,391

Temporary impairment1. - The fair values and unrealized losses are aggregated by major security type and rating, and by the length of time individual securities have been in a continuous unrealized loss position. Securities, to which different rating levels have been assigned by different rating agencies, i.e., split ratings, are assigned to the lower rating category.

Notes to Financial Statements — Unaudited
Rating actions - Early in the first quarter of 2008, Fitch Investor Services (“Fitch”) downgraded three held-to-maturity securities to double-A, with negative watch; in March 2008, Fitch reaffirmed the three securities as double-A, and removed them from negative watch. At March 31, 2008 and December 31, 2007, all three securities were rated triple-A by Moody’s, and two of the securities were rated triple-A by S&P; the third security was not rated by S&P. Amortized cost of the three securities was $82.1 million and estimated fair value was $66.2 million at March 31, 2008.
In January 2008, S&P and Moody’s also placed 13 other mortgage-backed securities on negative watch. Since then, S&P and Moody’s removed the 13 securities from negative watch, and reaffirmed their triple-A rating. Fitch reaffirmed its double-A rating to the three securities that it had downgraded in January 2008, and removed them from negative watch.
Investments in two bonds issued by state and local housing finance agencies were also placed under negative watch by S&P and Moody’s in January 2008, and reaffirmed as triple-A in February 2008. In April 2008, the two bonds were downgraded by Fitch to double-A with negative outlook. The amortized cost and market values of the two bonds were $110.6 million and $99.5 million at March 31, 2008.
The Bank has analyzed these securities as well as all its investments in MBS in light of the prevailing market conditions and believes impairment, if any, is only temporary. The management of the FHLBNY has the positive intent to hold the securities to their ultimate recovery of value, and the Bank has the financial ability to hold all such securities to their ultimate recovery of value.

Notes to Financial Statements — Unaudited
Note 3. Available-for-sale securities
Available-for-sale securities (“AFS securities”) consisted principally of floating-rate securities issued by Fannie Mae and Freddie Mac. Neither Fannie Mae nor Freddie Mac are agencies of the U.S. Government nor are their securities guaranteed by the U.S. Government.
In addition, the Bank had classified all investments in two small grantor trusts as AFS securities. The trusts invest in fixed-income bond and equity mutual funds and were established to fund current and future payments under two supplemental pension plans. Investments in equity and fixed-income funds are redeemable on short notice. Realized gains and losses from investments in trusts were not significant. No security had been pledged at March 31, 2008 and December 31, 2007.
The amortized cost, gross unrealized gains, losses, and the fair value of investments classified as available-for-sale were as follows (in thousands):

	March 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents	$770	$—	$—	$770
Equity funds	8,078	28	(1,081)	7,025
Fixed income funds	4,439	261	—	4,700
Mortgage-backed securities	1,999,237	7,037	(23,278)	1,982,996

Total	$2,012,524	$7,326	$(24,359)	$1,995,491

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents	$791	$—	$—	$791
Equity funds	8,386	—	(570)	7,816
Fixed income funds	4,383	197	—	4,580

Total	$13,560	$197	$(570)	$13,187

Notes to Financial Statements — Unaudited
Note 4. Advances
Redemption terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	March 31, 2008		December 31, 2007
		Weighted [1]		Weighted [1]
	Amount	Average Yield	Amount	Average Yield

Overdrawn demand deposit accounts	$—	0.00%	$—	0.00%
Due in one year or less	18,761,109	3.48	24,140,285	4.72
Due after one year through two years	9,273,514	3.80	7,714,912	4.87
Due after two years through three years	10,339,650	4.38	8,730,643	5.13
Due after three years through four years	3,726,947	4.38	3,153,113	4.89
Due after four years through five years	6,112,774	3.98	5,988,142	4.76
Due after five years through six years	709,452	3.75	556,095	3.44
Thereafter	33,991,688	4.01	30,308,864	4.29

Total par value	82,915,134	3.93%	80,592,054	4.62%

Discount on AHP advances *	(395)		(417)
Net premium on advances *	—		—
SFAS 133 hedging basis adjustments *	3,012,694		1,498,030

Total	$85,927,433		$82,089,667

*	Premiums on advances and discounts on AHP advances are amortized to interest income using the level-yield method and were not significant for all periods reported. Amortization of fair value basis adjustments was a charge to interest income of $0.5 and $0.1 million for the three months ended March 31, 2008 and 2007.

[1]	The weighed average yield is the weighted average coupon rates for advances, unadjusted for swaps.

The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that is controlled by the FHLBNY, and put dates are summarized into similar maturity tenors as the previous table that summarizes advances by contractual maturities (in thousands):

	March 31, 2008	December 31, 2007

Overdrawn demand deposit accounts	$—	$—
Due or putable in one year or less	44,836,721	48,005,147
Due or putable after one year through two years	17,783,114	16,112,362
Due or putable after two years through three years	10,269,800	7,546,243
Due or putable after three years through four years	3,199,597	2,607,563
Due or putable after four years through five years	4,438,874	4,180,492
Due or putable after five years through six years	238,703	121,095
Thereafter	2,148,325	2,019,152

Total par value	82,915,134	80,592,054

Discount on AHP advances	(395)	(417)
Net premium on advances	—	—
SFAS 133 hedging basis adjustments	3,012,694	1,498,030

Total	$85,927,433	$82,089,667

Notes to Financial Statements — Unaudited
Note 5. Mortgage Loans
Mortgage Partnership Finance program, or MPF, constitutes the majority of the mortgage loans held-for-portfolio. The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from or originated through its participating financial institutions (“PFIs”). Included in outstanding balances were $39.7 million and $40.5 million at March 31, 2008 and December 31, 2007 with respect to loans that are considered to be originated by the FHLBNY.
The members retain servicing rights and may credit-enhance the portion of the loans participated to the FHLBNY. No intermediary trust is involved. Included in mortgage loans were loans in the Community Mortgage Asset program (“CMA”), which has been inactive since 2001. In the CMA program, FHLBNY participated in residential, multi-family and community economic development mortgage loans originated by its members. Outstanding balances of CMA loans were $4.1 million at March 31, 2008 and December 31, 2007.
The following table presents information on mortgage loans held-for-portfolio (in thousands):

	March 31, 2008		December 31, 2007
	2008	Percentage	2007	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$513,767	35.08%	$529,839	35.61%
Fixed long-term single-family mortgages	946,867	64.64	953,946	64.11
Multi-family mortgages	4,080	0.28	4,102	0.28

Total par value	1,464,714	100.00%	1,487,887	100.00%

Unamortized premiums	11,437		11,779
Unamortized discounts	(6,629)		(6,805)
Basis adjustment[1]	(583)		(600)

Total mortgage loans held-for-portfolio	1,468,939		1,492,261
Allowance for credit losses	(663)		(633)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,468,276		$1,491,628

[1]	Represents fair value basis of opened and closed delivery commitments.
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 basis points but varies with the particular MPF program. The amount of the first layer, or First Loss Account or “FLA”, was estimated at $13.1 million and $12.9 million at March 31, 2008 and December 31, 2007. The FLA is not recorded or reported as a reserve for loan losses as it serves as a memorandum information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued were $0.4 million for the first quarters of 2008 and 2007 and were reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.

Notes to Financial Statements — Unaudited
The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended
	March 31,
	2008	2007

Beginning balance	$12,947	$12,162
Additions	125	210
Charge-offs	—	—
Recoveries	—	—

Ending balance	$13,072	$12,372

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
The following summarizes consolidated obligations issued by the FHLBNY and outstanding (in thousands):

	March 31, 2008	December 31, 2007

Consolidated obligation bonds-amortized cost	$72,564,806	$66,066,027
SFAS 133 fair value adjustments	563,525	259,405
Fair value basis on terminated hedges	(4,300)	385

Total Consolidated obligation-bonds	$73,124,031	$66,325,817

Discount notes-amortized cost	$26,337,442	$34,791,570

Total Consolidated obligation-discount notes	$26,337,442	$34,791,570

Notes to Financial Statements — Unaudited
Redemption Terms
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
Maturity	Amount	Rate [1]	Amount	Rate [1]

One year or less	$36,862,585	3.88%	$38,027,475	4.69%
Over one year through two years	20,408,850	3.39	11,047,950	4.78
Over two years through three years	5,598,800	4.31	6,344,300	4.85
Over three years through four years	2,627,650	4.97	2,309,100	4.99
Over four years through five years	2,420,795	4.98	2,972,845	5.14
Over five years through six years	742,550	5.21	728,250	5.27
Thereafter	3,880,050	5.34	4,626,050	5.31

Total par value	72,541,280	3.94%	66,055,970	4.80%

Bond premiums	55,352		38,586
Bond discounts	(31,826)		(28,529)
SFAS 133 fair value basis adjustments	563,525		259,405
Fair value basis adjustments on terminated hedges	(4,300)		385

Total bonds	$73,124,031		$66,325,817

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps.
Redemption by maturity or next call date - The issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond, and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity. The following table summarizes the consolidated bonds outstanding by years to maturity or next call date (in thousands):

	March 31, 2008	December 31, 2007

Year of Maturity or next call date
Due or callable in one year or less	$42,293,585	$47,346,975
Due or callable after one year through two years	20,700,850	9,924,450
Due or callable after two years through three years	4,086,600	3,551,100
Due or callable after three years through four years	1,121,650	980,100
Due or callable after four years through five years	993,795	910,845
Due or callable after five years through six years	439,550	435,250
Thereafter	2,905,250	2,907,250

Total par value	72,541,280	66,055,970

Bond premiums	55,352	38,586
Bond discounts	(31,826)	(28,529)
SFAS 133 fair value adjustments	563,525	259,405
Fair value basis adjustments on terminated hedges	(4,300)	385

Total carrying value	$73,124,031	$66,325,817

Notes to Financial Statements — Unaudited
Note 7. Capital, Capital Ratios, and Mandatorily Redeemable Capital Stock
The FHLBanks, including the FHLBNY, have a cooperative structure. To access FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in FHLBNY. The member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement, as prescribed by the FHLBank Act and the FHLBNY Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY.
The FHLBNY offers two sub-classes of Class B capital stock, Class B1 and Class B2. Class B1 stock is issued to meet membership stock purchase requirements. Class B2 stock is issued to meet activity-based requirements. The FHLBNY requires member institutions to maintain Class B1 stock based on a percentage of the member’s mortgage-related assets, and Class B2 stock-based on a percentage of advances and acquired member assets outstanding and certain commitments outstanding with the FHLBNY. Class B1 and Class B2 stockholders have the same voting rights and dividend rates.
Any member that withdraws from membership must wait 5 years from the divestiture date for all capital stock that is held as a condition of membership unless the institution has cancelled its notice of withdrawal prior to that date and before being readmitted to membership in any FHLBank. Commencing in 2008, the Bank at its discretion may repay a non-member’s membership stock1.
The FHLBNY is subject to risk-based capital rules. Specifically, the FHLBNY is subject to three capital requirements under the new capital structure plan. First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit, market, and operations risks capital requirements calculated in accordance with the FHLBNY policy and rules and regulations of the Finance Board. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Board may require the FHLBNY to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements. In addition, the FHLBNY is required to maintain at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 time divided by total assets. The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods reported.

[1]	On December 12, 2007 the Finance Board approved amendments to the FHLBNY’s capital plan which allow the FHLBNY to recalculate the membership stock purchase requirement any time after 30 days subsequent to a merger. The amendments also permit the FHLBNY to use a zero mortgage asset base in performing the calculation, which recognizes the fact that the corporate entity that was once its member no longer exists. As a result of these amendments, the FHLBNY could determine that all of the membership stock formerly held by the member would become excess stock, which would give the FHLBNY the discretion, but not the obligation, to repurchase that stock prior to the expiration of the five-year notice period.

Notes to Financial Statements — Unaudited
Capital Ratios
The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	March 31, 2008		December 31, 2007
	Required*	Actual	Required*	Actual
Regulatory capital requirements:
Risk-based capital[1]	$641,416	$5,087,201	$578,653	$5,024,861
Total capital-to-asset ratio	4.00%	4.69%	4.00%	4.58%
Total capital[2]	$4,340,667	$5,087,864	$4,387,304	$5,025,494
Leverage ratio	5.00%	7.03%	5.00%	6.87%
Leverage capital[3]	$5,425,833	$7,631,464	$5,484,130	$7,537,925

1.	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Board’s regulations also refers to this amount as “Permanent Capital.”

2.	Actual “Total capital” is “Risk-based capital” plus allowance for credit losses.

3.	Actual Leverage capital is “Risk-based capital” times 1.5 plus allowance for loan losses.

*	Required minimum.
Mandatorily Redeemable Capital Stock
Generally, the FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions, and is subject to the provisions under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), and within the SFAS 150’s definition of a nonpublic entity as well as the definition of an SEC registrant in FASB Staff Position No. SFAS 150-3 (FSP 150-3).
The FHLBNY is a cooperative whose member financial institutions own almost all of the FHLBNY’s capital stock. Member shares cannot be purchased or sold except between the Bank and its members at its $100 per share par value. Also, the FHLBNY does not have equity securities that trade in a public market. Future filings with the SEC will not be in anticipation of the sale of equity securities in a public market as the FHLBNY is prohibited by law from doing so, and the FHLBNY is not controlled by an entity that has equity securities traded or contemplated to be traded in a public market. Therefore, the FHLBNY is a nonpublic entity based on the definition of SFAS 150. In addition, although the FHLBNY is a nonpublic entity, the FHLBanks issue consolidated obligations that are traded in the public market. Based on this factor, the FHLBNY complies with the provisions of SFAS 150 as a nonpublic SEC registrant.
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
If a member cancels notice of withdrawal, the FHLBNY will reclassify mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock will no longer be classified as interest expense. In compliance with this provision, dividends on mandatorily redeemable capital stock in the amount of $4.3 million and $2.1 million were recorded as interest expense for the three months ended March 31, 2008 and 2007.

Notes to Financial Statements — Unaudited
At March 31, 2008 and December 31, 2007, mandatorily redeemable capital stock of $181.8 million and $238.6 million were held by former members who had attained non-member status by virtue of being acquired by non-members. A small number of members also became non-members by re-locating their charter to outside the FHLBNY’s membership districts.
Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	March 31, 2008	December 31, 2007

Redemption less than one year	$63,363	$127,010
Redemption from one year to less than three years	94,629	94,629
Redemption from three years to less than five years	16,762	15,281
Redemption after five years or greater	7,070	1,676

Total	$181,824	$238,596

Anticipated redemption assumes the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances. Commencing January 1, 2008, the Bank may also redeem, at its discretion, non-members’ membership stock.
The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended
	March 31,
	2008	2007

Beginning balance	$238,596	$109,950
Capital stock subject to mandatory redemption reclassified from equity	58,344	6,864
Redemption of mandatorily redeemable capital stock*	(115,116)	(5,032)

Ending balance	$181,824	$111,782

Accrued interest payable	$4,064	$1,930

*	Redemption includes repayment of excess stock.

(Accrual is at 8.40% annualized rate for March 31, 2008; 7.00% annualized rate for March 31, 2007)

Notes to Financial Statements — Unaudited
Note 8. Affordable Housing Program
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended
	March 31,
	2008	2007

Beginning balance	$119,052	$101,898
Additions from current period’s assessments	11,611	8,158
Net disbursements for grants and programs	(6,331)	(5,484)

Ending balance	$124,332	$104,572

Note 9. Derivatives
General - The FHLBNY may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements (collectively, derivatives) to manage its exposure to changes in interest rates. The FHLBNY may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The FHLBNY uses derivatives in three ways: by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e., an economic hedge). For example, the FHLBNY uses derivatives in its overall interest-rate risk management to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to adjust the interest-rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the FHLBNY also uses derivatives: to manage embedded options in assets and liabilities; to hedge the market value of existing assets and liabilities and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs.
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
The FHLBNY, consistent with Finance Board’s regulations, enters into derivatives only to reduce the market risk exposures inherent in otherwise unhedged assets and funding positions. The FHLBNY utilizes derivatives in the most cost efficient manner and may enter into derivatives as economic hedges that do not necessarily qualify for hedge accounting under SFAS 133 accounting rules. As a result, when entering into such non-qualified hedges, the FHLBNY recognizes only the change in fair value of these derivatives in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities with no offsetting fair value adjustments for the hedged asset, liability, or firm commitment.

Notes to Financial Statements — Unaudited
Hedging activities
Consolidated Obligations - The FHLBNY manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflows on the derivative with the cash outflow on the consolidated obligation. While consolidated obligations are the joint and several obligations of the FHLBanks, one or more FHLBanks may individually serve as counterparties to derivative agreements associated with specific debt issues. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and each of those FHLBanks could simultaneously enter into a matching derivative in which the counterparty pays to the FHLBank fixed cash flows designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligations. Such transactions are treated as fair value hedges under SFAS 133. In this typical transaction, the FHLBank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances. This intermediation between the capital and swap markets permits the FHLBNY to raise funds at a lower cost than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets. The FHLBNY does not issue consolidated obligations denominated in currencies other than U.S. dollars.
Advances - With a putable (also referred to as convertible advance) advance borrowed by a member, the FHLBNY may purchase from the member a put option that enables the FHLBNY to effectively convert an advance from fixed rate to floating rate if interest rates increase, or to terminate the advance and extend additional credit on new terms. The FHLBNY may hedge a convertible advance by entering into a cancelable derivative where the FHLBNY pays fixed and receives variable. This type of hedge is treated as a fair value hedge under SFAS 133. The swap counterparty can cancel the derivative on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit on new terms.
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
Mortgage Loans - The FHLBNY invests in mortgage assets. The prepayment options embedded in mortgage assets can result in extensions or reductions in the expected maturities of these investments, depending on changes in estimated prepayment speeds. Finance Board regulations limit this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life changes under certain interest-rate shock scenarios and by establishing limitations on duration of equity and changes in market value of equity. The FHLBNY may manage against prepayment and duration risk by funding some mortgage assets with consolidated obligations that have call features. In addition, the FHLBNY may use derivatives to manage the prepayment and duration variability of mortgage assets. Net income could be reduced if the FHLBNY replaces the mortgages with lower yielding assets and if the Bank’s higher funding costs are not reduced concomitantly.
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

Notes to Financial Statements — Unaudited
Firm Commitment Strategies - Mortgage delivery commitments are considered a derivative under the provisions of SFAS 133, and the FHLBNY accounts for it as a freestanding derivative, and records the fair value of mortgage loan delivery commitment on the balance sheet with an offset to current period earnings. Fair values were de minimis for all periods reported.
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
Investments - The FHLBNY invests in mortgage and residential asset-backed securities, mortgage-backed securities, mortgage loans held-for-portfolio, GSE and U.S. government agency issued securities and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risks associated with these investment securities are managed by how each is funded.
Forward Settlements - There were no forward settled securities at March 31, 2008 or at December 31, 2007 that would settle outside the shortest period of time for the settlement of such securities.
Anticipated Debt Issuance - The FHLBNY enters into interest-rate swaps on the anticipated issuance of debt to “lock in” a spread between the earning asset and the cost of funding. The swap is terminated upon issuance of the debt instrument, and amounts reported in Accumulated other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.
Intermediation - To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties. This intermediation allows smaller members access to the swap market. The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net impact of the accounting for these derivatives does not significantly affect the operating results of the FHLBNY.
Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, or (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate swaps in which the FHLBNY was an intermediary was $50.0 million and $70.0 million as of March 31, 2008 and December 31, 2007. Fair values of derivatives which the Bank acted as an intermediary were not material at March 31, 2008 and December 31, 2007. Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.
Economic hedges - The notional principal of derivatives designated as economic hedges was $17.0 billion at March 31, 2008 and $1.5 billion at December 31, 2007. Net fair value of derivatives designated as economic hedges was $8.6 million in net unrealized loss position at March 31, 2008, compared to $5.5 million in net unrealized gain position at December 31, 2007. The increase in the notional amounts of derivatives in an economic hedge at March 31, 2008 was primarily due to short- and medium-term swaps that economically hedged the basis risk of variable-rate bonds issued by the FHLBNY. These swaps were considered freestanding and changes in the fair values of the swaps were recorded through income. The FHLBNY believed the operational cost of designating the basis hedges in a SFAS 133 qualifying hedge would not outweigh the benefits of applying hedge accounting.
The FHLBNY is not a derivatives dealer and does not trade in derivatives.

Notes to Financial Statements — Unaudited
The principal hedging strategies are summarized below:
March 31, 2008

			Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)
Pay fixed, receive floating	To convert fixed rate on a fixed rate	Fair Value Hedge	$52,495
interest rate swap	advance to a LIBOR floating rate	Economic Hedge of fair value risk	$149

Purchased interest rate cap	To offset the cap embedded in the	Economic Hedge of
	variable rate advance	fair value risk	$887

Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation debt to a LIBOR floating rate	Fair Value Hedge Economic Hedge of fair value risk	$23,954
			$840

Pay fixed, receive LIBOR	To offset the variability of cash flows	Cash flow hedge
interest rate swap	associated with interest payments on
	forecasted issuance of fixed rate
	consolidated obligation debt.		$—

Receive fixed, pay floating	To convert the fixed rate consolidated	Fair Value Hedge	$5,665
interest rate swap with an	obligation debt to a LIBOR floating rate;	Economic Hedge
option to call	swap is callable on the same day as	of fair value risk
	the consolidated obligation debt.		$145

Basis swap	To convert non-LIBOR index to LIBOR	Economic Hedge of
	to reduce interest rate sensitivity and	fair value risk
	repricing gaps.		$9,825

Basis swap	To convert 1M LIBOR index to 3M LIBOR	Economic Hedge of
	to reduce interest rate sensitivity and	fair value risk
	repricing gaps.		$6,140

Intermediary positions	To offset interest rate swaps and caps	Economic Hedge of
Interest rate swaps	executed with members by executing	fair value risk
Interest rate caps	offsetting derivatives with counterparties.		$50
December 31, 2007
			Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)
Pay fixed, receive floating	To convert fixed rate on a fixed rate	Fair Value Hedge
interest rate swap	advance to a LIBOR floating rate		$46,953

Purchased interest rate cap	To offset the cap embedded in the	Economic Hedge of
	variable rate advance	fair value risk	$1,158

Receive fixed, pay floating	To convert the fixed rate consolidated	Fair Value Hedge	$26,233
interest rate swap (non-callable)	obligation debt to a LIBOR floating rate	Economic Hedge of
		fair value risk	$1,118

Pay fixed, receive LIBOR	To offset the variability of cash flows	Cash flow hedge
interest rate swap	associated with interest payments on
	forecasted issuance of fixed rate
	consolidated obligation debt.		$128

Receive fixed, pay floating	To convert the fixed rate consolidated	Fair Value Hedge	$8,580
interest rate swap with an	obligation debt to a LIBOR floating rate;	Economic Hedge of
option to call	swap is callable on the same day as	fair value risk	$420
	the consolidated obligation debt.

Intermediary positions	To offset interest rate swaps and caps	Economic Hedge
Interest rate swaps	executed with members by executing
Interest rate caps	offsetting derivatives with counterparties.		$70

Notes to Financial Statements — Unaudited
The following table presents outstanding notional balances and estimated fair value gains and (losses) of derivatives by SFAS 133 hedge type (in thousands):

	March 31, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$82,113,219	$(2,438,289)	$81,766,313	$(1,243,427)
Cash flow	—	—	127,500	(177)
Economic	17,099,821	(8,614)	1,538,100	5,454
Interest rate caps/floors
Economic-fair value changes	886,500	1	1,157,694	2
Mortgage delivery commitments (MPF)
Economic-fair value changes	8,259	26	1,351	5
Other
Intermediation	50,000	21	70,000	22

Total	$100,157,799	$(2,446,855)	$84,660,958	$(1,238,121)

Total derivatives, excluding accrued interest		$(2,446,855)		$(1,238,121)
Cash collateral pledged to counteparties		1,731,800		396,400
Cash collateral received from counterparties		(31,800)		(41,300)
Accrued interest		237,852		238,657

Net derivative balance		$(509,003)		$(644,364)

Net derivative asset balance		$58,865		$28,978
Net derivative liability balance		(567,868)		(673,342)

Net derivative balance		$(509,003)		$(644,364)

The categories-“Fair value”, “Commitment”, and “Cash Flow” hedges — represent derivative transactions accounted for as hedges. If any such hedges do not qualify for hedge accounting under the provisions of SFAS 133, they are classified as “Economic” hedges. Changes in fair values of economic hedges are recorded through the income statement without the offset of corresponding changes in the fair value of the hedged item. Changes in fair values of SFAS 133 qualifying derivative transactions designated in fair value hedges are recorded through the income statement with the offset of corresponding changes in the fair values of the hedged items. The effective portion of changes in the fair values of derivatives designated in a qualifying cash flow hedge is recorded in Accumulated other comprehensive income.
Prior year-end reclassification — December 31, 2007 presentation was retrospectively conformed as a result of the adoption of FSP FIN 39-1 on January 1, 2008. Cash collateral pledged by the Bank and received by the Bank which had been previously reported as interest-bearing assets and liabilities have been reclassified and are presented at December 31, 2007 as components of Derivative assets and liabilities in the Statements of condition.

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
The Board of Directors of Bank approved certain amendments to the Postretirement Health Benefit plan effective as of January 1, 2008. The Board of Directors also made certain amendments to the BEP effective at the end of the second quarter of 2008. The amendments did not have a material impact on reported results of operations or financial condition.
The following table presents employee retirement plan expenses (in thousands):

	Three months ended
	March 31,
	2008	2007

Defined Benefit Plan	$1,495	$1,456
Benefit Equalization Plan (Defined Benefit)	469	309
Defined Contribution Plan and BEP Thrift	186	380
Postretirement Health Benefit Plan	249	481

Total retirement plan expenses	$2,399	$2,626

Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	Three months ended
	March 31,
	2008	2007

Service cost	$153	$103
Interest cost	236	161
Amortization of unrecognized prior service cost	(36)	(25)
Amortization of unrecognized net loss	116	70

Net periodic benefit cost	$469	$309

Notes to Financial Statements — Unaudited
Key assumptions used in determining the supplemental retirement plan cost for the three months ended March 31, 2008 included a discount rate of 6.37%, salary increases of 5.50%, and an amortization period of 8 years. The measurement date used to determine the net periodic cost was December 31, 2007. The total amounts of benefits paid and expected to be paid under this plan are not expected to be materially different from amounts disclosed in the Bank’s Form 10-K filed on March 28, 2008. Plan assumptions with respect to future benefit obligations were revised in the first quarter of 2008 and explain the increase in the amount expensed.
Components of the net periodic postretirement health benefit cost for the FHLBNY’s Postretirement Health Benefit plan were as follows (in thousands):

	Three months ended
	March 31,
	2008	2007

Service cost (benefits attributed to service during the period)	$128	$218
Interest cost on accumulated postretirement health benefit obligation	227	203
Amortization of loss	77	60
Amortization of prior service cost/(credit)	(183)	—

Net periodic postretirement health benefit cost	$249	$481

Key assumptions used in determining the Postretirement Health Benefit plan for the three months ended March 31, 2008 included a discount rate of 6.37%, and health care cost trend rate of 6.0%, 5.0% and 4.5% in the years 2008, 2009 and 2010 and afterwards. The measurement date used to determine the net periodic cost was December 31, 2007. The total amounts of benefits paid and expected to be paid under this plan are not expected to be materially different from amounts disclosed in the Bank’s Form 10-K filed on March 28, 2008.
Note 11. Related Party Transactions
The FHLBNY is a cooperative and the members own almost all of the stock of the FHLBNY. Stock that is not owned by members is held by former members. The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The FHLBNY conducts its advances business almost exclusively with members. The FHLBNY considers transactions with its members and non-member stockholders as related party transactions in addition to transactions with other FHLBanks, the Office of Finance, and the Finance Board.
All transactions with all members, including those whose officers may serve as directors of the FHLBNY, are at terms that are no more favorable than comparable transactions with other members.

Notes to Financial Statements — Unaudited
The following tables summarize outstanding balances with related parties at March 31, 2008 and December 31, 2007 as well as transactions for the three months ended March 31, 2008 and 2007.
Related Party: Assets, Liabilities and Equity (in thousands):

	March 31, 2008		December 31, 2007
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$33,380	$—	$7,909
Interest-bearing deposits	111	4,970,000	87	10,300,200
Federal funds sold	—	3,945,000	—	4,381,000
Available-for-sale securities	—	1,995,491	—	13,187
Held-to-maturity securities	—	9,623,031	—	10,284,754
Advances	85,927,433	—	82,089,667	—
Mortgage loans*	—	1,468,276	—	1,491,628
Loans to other FHLBanks	—	—	55,000	—
Accrued interest receivable	355,977	112,360	402,439	159,884
Premises, software, and equipment, net	—	12,523	—	13,154
Derivative assets	—	58,865	—	28,978
Other assets**	—	14,220	—	17,004

Total assets	$86,283,521	$22,233,146	$82,547,193	$26,697,698

Liabilities and capital
Deposits	$2,572,296	$—	$1,605,535	$—
Consolidated obligations	—	99,461,473	—	101,117,387
Mandatorily redeemable capital stock	181,824	—	238,596	—
Accrued interest payable	9	675,476	60	655,810
Affordable Housing Program***	124,332	—	119,052	—
Payable to REFCORP	—	25,056	—	23,998
Derivative liabilities	—	567,868	—	673,342
Other liabilities****	20,954	39,559	19,584	40,936

Total liabilities	2,899,415	100,769,432	1,982,827	102,511,473

Capital	4,847,820	—	4,750,591	—

Total liabilities and capital	$7,747,235	$100,769,432	$6,733,418	$102,511,473

*	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

**	Includes insignificant amounts of miscellaneous assets that are considered related party.

***	Represents funds not yet disbursed to eligible programs.

****	Related column includes member pass-through reserves at the Federal Reserve Bank.

Derivative assets and liabilities include insignificant fair values due to intermediation activities on behalf of members.

Notes to Financial Statements — Unaudited
Related Party: Income and Expense transactions (in thousands):

	Three months ended
	March 31, 2008		March 31, 2007
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$871,785	$—	$777,494	$—
Interest-bearing deposits *	—	111,251	—	80,699
Federal funds sold	—	29,418	—	44,636
Available-for-sale securities	—	9,483	—	—
Held-to-maturity securities	—	134,348	—	152,963
Mortgage loans **	—	19,633	—	19,518
Loans to other FHLBanks and other	1	—	—	1

Total interest income	$871,786	$304,133	$777,494	$297,817

Interest expense
Consolidated obligations	$—	$1,002,544	$—	$938,036
Deposits	15,175	—	21,010	—
Mandatorily redeemable capital stock	4,278	—	2,149	—
Cash collateral held and other borrowings	146	325	3	1,425

Total interest expense	$19,599	$1,002,869	$23,162	$939,461

Service fees	$691	$—	$827	$—

*	Includes de minimis amounts of interest income from MPF service provider.

**	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

Debt transferred to other FHLBanks - No debt was transferred in the first quarter of 2008. In the prior year first quarter, the FHLBNY retired $283.0 million of consolidated obligation bonds at a cost that exceeded amortized cost by $2.4 million. The bonds were retired by transferring the obligations at negotiated market prices.

Notes to Financial Statements — Unaudited
Note 12. Total Comprehensive Income
Total comprehensive income was comprised of Net income and Accumulated other comprehensive income (loss), which included net gains on available-for-sale securities, cash flow hedging activities, and additional liability for employee supplemental retirement and postretirement health benefit plans. Changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

				Accumulated
	Available-	Cash	Supplemental	Other		Total
	for-sale	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	hedges	Plans	Income (Loss)	Income	Income

Balance, December 31, 2006	$—	$(4,763)	$(5,785)	$(10,548)

Net change	—	(12)	—	(12)	$71,273	$71,261

Balance, March 31, 2007	$—	$(4,775)	$(5,785)	$(10,560)

Balance, December 31, 2007	$(373)	$(30,215)	$(5,087)	$(35,675)

Net change	(16,661)	(5,221)	—	(21,882)	$100,224	$78,342

Balance, March 31, 2008	$(17,034)	$(35,436)	$(5,087)	$(57,557)

Notes to Financial Statements — Unaudited
Note 13. Fair Values of Financial Instruments
Items Measured at Fair Value on a Recurring Basis
The following table presents for each SFAS 157 hierarchy level, the FHLBNY’s assets and liabilities that were measured at fair value on its Statements of condition at March 31, 2008 (in thousands):

Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities	$1,995,491	$—	$1,995,491	$—	$—
Advances	—	—	—	—	—
(To the extent SFAS 159 is elected)	—	—	—	—	—
Mortgage Loans	—	—	—	—	—
(To the extent SFAS 159 is elected)	—	—	—	—	—
Derivative assets	58,865	—	90,665	—	(31,800)
Other assets	—	—	—	—	—

Total assets at fair value	$2,054,356	$—	$2,086,156	$—	$(31,800)

Liabilities
Consolidated obligations:	$—	$—	$—	$—	$—
Discount notes	—	—	—	—	—
(To the extent SFAS 159 is elected)	—	—	—	—	—
Bonds	—	—	—	—	—
(To the extent SFAS 159 is elected)	—	—	—	—	—
Derivative liabilities	(567,868)	—	(2,299,668)	—	1,731,800

Total liabilities at fair value	$(567,868)	$—	$(2,299,668)	$—	$1,731,800

At March 31, 2008, the Bank had no recorded assets or liabilities that were measured under a valuation technique that was considered to be a Level 3 as defined in SFAS 157. The Bank did not have any assets or liabilities recorded as Level 3 between January 1, 2008 and March 31, 2008. Therefore, there were no transfers in/out of Level 3 at fair values in the quarter.
Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities would be measured at fair value on a nonrecurring basis and would not be recorded on a period-to-period basis and were therefore not included in the table above. For the FHLBNY, such items may include mortgage loans in foreclosure, or mortgage loans written down to fair value. Amounts of such items were de minimis at March 31, 2008. There were no investments in securities designated as held-to-maturity that were written down to fair value as a result of other-than-temporary impairment at March 31, 2008 that would have required disclosures under a nonrecurring basis.

Notes to Financial Statements — Unaudited
Estimated Fair Values (SFAS 107) — Summary Tables
The carrying value and estimated fair values of the FHLBNY’s financial instruments were as follows (in thousands):

	March 31, 2008
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	Fair Value
Assets
Cash and due from banks	$33,380	$—	$33,380
Interest-bearing deposits	4,970,111	6,803	4,976,914
Federal funds sold	3,945,000	394	3,945,394
Available-for-sale securities	1,995,491	—	1,995,491
Held-to-maturity securities	9,623,031	(18,713)	9,604,318
Advances	85,927,433	202,410	86,129,843
Mortgage loans, net	1,468,276	12,587	1,480,863
Accrued interest receivable	468,337	—	468,337
Derivative assets	58,865	—	58,865
Other financial assets	3,133	—	3,133

Liabilities
Deposits	2,572,296	4	2,572,300
Consolidated obligations:
Bonds	73,124,031	414,802	73,538,833
Discount notes	26,337,442	12,963	26,350,405
Mandatorily redeemable capital stock	181,824	—	181,824
Accrued interest payable	675,485	—	675,485
Derivative liabilities	567,868	—	567,868
Other financial liabilities	26,106	—	26,106

	December 31, 2007
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	Fair Value
Assets
Cash and due from banks	$7,909	$—	$7,909
Interest-bearing deposits	10,300,287	7,091	10,307,378
Federal funds sold	4,381,000	720	4,381,720
Available-for-sale securities	13,187	—	13,187
Held-to-maturity securities	10,284,754	(4,941)	10,279,813
Advances	82,089,667	146,865	82,236,532
Loans to FHLBanks	55,000	—	55,000
Mortgage loans, net	1,491,628	(5,620)	1,486,008
Accrued interest receivable	562,323	—	562,323
Derivative assets	28,978	—	28,978
Other financial assets	1,624	—	1,624

Liabilities
Deposits	1,605,535	3	1,605,538
Consolidated obligations:
Bonds	66,325,817	197,907	66,523,724
Discount notes	34,791,570	6,914	34,798,484
Mandatorily redeemable capital stock	238,596	—	238,596
Accrued interest payable	655,870	—	655,870
Derivative liabilities	673,342	—	673,342
Other financial liabilities	28,941	—	28,941

Notes to Financial Statements — Unaudited
Notes to Estimated Fair Values (SFAS 107)
The fair value of financial instruments is defined as the price FHLBNY would receive to sell an asset in an orderly transaction between market participants at the measurement date. A financial liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are utilized. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or markets and the instruments’ complexity.
Beginning with the adoption of SFAS 157 on January 1, 2008, the fair values of financial assets and liabilities reported in the table above were based upon the discussions below and valuation techniques described in Note 1. Accounting Changes, Significant Accounting Policies and Significant Estimates, and Recently Issued Accounting Standards. The Fair Value Summary Tables, above, do not represent an estimate of the overall market value of the FHLBNY as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
The estimated fair value amounts have been determined by the FHLBNY using procedures described below. Because an active secondary market does not exist for a portion of the FHLBNY’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change.
Cash and due from banks
The estimated fair value approximates the recorded book balance.
Interest-bearing deposits and Federal funds sold
The FHLBNY determines estimated fair values of certain short-term investments by calculating the present value of expected future cash flows from the investments. The discount rates used in these calculations are the current coupons of investments with similar terms.
Investment securities
Investment securities are recorded at fair value. The fair value of investment securities is estimated by management using information from specialized pricing services who use pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models are market based and observable. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs in the models are based on new issue and secondary market transactions. Securities are re-priced if observed spreads and other significant factors change materially. See Note 1. Accounting Changes, Significant Accounting Policies and Significant Estimates, and Recently Issued Accounting Standards, for corroboration and other analytical procedures performed by the FHLBNY. Examples of securities priced under such a valuation technique, and which are classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined under SFAS 157, include GSE issued collateralized mortgage obligations, and money market funds.
Advances
The fair values of advances are computed using standard option valuation models for purposes of SFAS 107. The most significant inputs to the valuation model are (1) consolidated obligation debt curve, published by the Office of Finance and available to the public, and (2) LIBOR swap curves and volatilities. The Bank considers both these inputs to be market based and observable as they can be directly corroborated by market participants.

Notes to Financial Statements — Unaudited
Mortgage loans
The fair value of MPF loans and loans in the inactive CMA programs are priced for purposes of SFAS 107, using valuation technique referred to as the “market approach” as defined in SFAS 157. Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term. Thereafter, these are compared against closing “TBA” prices extracted from independent sources. All significant inputs to the loan valuations are market based and observable.
Accrued interest receivable and payable
The estimated fair values approximates the recorded book value because of their relatively short period of time between their origination and expected realization.
Derivative assets and liabilities
The FHLBNY’s derivatives are traded in the over-the-counter market and are valued using discounted cash flow models that use, as their basis, readily observable and market based inputs. Significant inputs include interest rates and volatilities. These derivative positions are classified within Level 2 of the valuation hierarchy, and include interest rate swaps, swaptions, interest rate caps and floors, and mortgage delivery commitments.
SFAS No. 157 clarified that the valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing. The Bank has collateral agreements with all its derivative counterparties and vigorously enforces collateral exchanges at least weekly. The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of Derivative assets and Derivative liabilities in the Statements of Condition at March 31, 2008 and December 31, 2007.
Deposits
The FHLBNY determines estimated fair values of deposits for purposes of SFAS 107 by calculating the present value of expected future cash flows from the deposits. The discount rates used in these calculations are the current cost of deposits with similar terms.
Consolidated obligations
The FHLBNY estimates fair values for purposes of SFAS 107 based on the cost of raising comparable term debt and prices its bonds and discount notes off of the current consolidated obligations market curve, which has a daily active market. The fair values of consolidated obligation debt (bonds and discount notes) are computed using a standard option valuation model using market based and observable inputs: (1) consolidated obligation debt curve that is available to the public and published by the Office of Finance, and (2) LIBOR curve and volatilities. Unobservable adjustments are not considered significant.
Mandatorily redeemable capital stock
The FHLBNY considers the fair value of capital subject to mandatory redemption, for purposes of SFAS 107, as the redemption value of the stock, which is generally par plus accrued estimated dividend. The FHLBanks, including the FHLBNY, have a cooperative structure. Stock can only be acquired by members at par value and redeemed at par value. Stock is not traded publicly and no market mechanism exists for the exchange of stock outside the cooperative structure.

Notes to Financial Statements — Unaudited
Note 14. Commitments and Contingencies
The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception in FIN 45. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at March 31, 2008 and December 31, 2007. The par amounts of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, were approximately $1,220.4 billion and $1,189.7 billion at March 31, 2008 and December 31, 2007.
Commitments for additional advances totaled approximately $20.0 billion and $19.5 billion as of March 31, 2008 and December 31, 2007. Commitments are conditional and were for periods of up to twelve months. Extension of credit under these commitments is subject to certain collateral requirements and other financial criteria at the time the commitment is drawn upon. Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $559.0 million and $442.3 million as of March 31, 2008 and December 31, 2007, respectively and had original terms of up to fifteen years, with a final expiration in 2019. Standby letters of credit are fully collateralized at the time of issuance. Unearned fees on standby letters of credit are recorded in other liabilities and were not significant as of March 31, 2008 and December 31, 2007. Based on management’s credit analyses and the Bank’s collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit.
Under the MPF program, the Bank was unconditionally obligated to purchase $8.3 million and $1.4 million in mortgage loans at March 31, 2008 and December 31, 2007. Commitments are generally for periods not to exceed 45 days. Under the provision of SFAS 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities,” such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $211.2 million and $268.6 million as of March 31, 2008 and December 31, 2007.

Notes to Financial Statements — Unaudited
The FHLBNY executes derivatives with major banks and broker-dealers and enters into bilateral collateral agreements. When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure. To mitigate the counterparties’ exposures, the FHLBNY pledged $1.7 billion in cash as collateral at March 31, 2008. The comparable number at December 31, 2007 was $396.4 million. With the adoption of FSP FIN 39-1 on January 1, 2008, cash collateral pledged has been netted against derivatives that were in unrealized loss positions at March 31, 2008 and a net derivative liability has been reported in the Statements of condition. Statement of condition at December 31, 2007 was reclassified for the netting to conform to the current quarter presentation. At March 31, 2008 and December 31, 2007, the FHLBNY was also exposed to credit risk associated with outstanding derivative transactions measured by the replacement cost of derivatives in a gain position. The Bank’s credit exposure was mitigated by cash collateral of $31.8 million and $41.3 million delivered by derivatives counterparties and held by the Bank. The amounts were netted against derivatives that were in unrealized gain positions and a net derivative asset position was reported in the Statements of condition at March 31, 2008 and December 31, 2007.
Net rental expense and the cost of operating leases for the three months ended March 31, 2008, 2007 and 2006 were not material. The lease agreements for FHLBNY premises provides for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.
The following table summarizes commitments and contingencies as of March 31, 2008 (in thousands):

	Payments due or expiration terms by period [1]
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par	$36,862,585	$26,007,650	$5,048,445	$4,622,600	$72,541,280
Mandatorily redeemable capital stock [1]	63,363	94,629	16,762	7,070	181,824
Premises (lease obligations)	2,986	6,127	6,223	10,841	26,177

Total contractual obligations	36,928,934	26,108,406	5,071,430	4,640,511	72,749,281

Other commitments
Standby letters of credit	524,906	4,882	20,928	8,311	559,027
Unused lines of credit and other conditional commitments	19,963,358	—	—	—	19,963,358
Consolidated obligation bonds/discount notes traded not settled	8,676,100	—	—	—	8,676,100
Firm commitment-advances	25,000	—	—	—	25,000
Commitment to purchase investment security	145,000	—	—	—	145,000
Open delivery commitments (MPF)	8,259	—	—	—	8,259

Total other commitments	29,342,623	4,882	20,928	8,311	29,376,744

Total obligations and commitments	$66,271,557	$26,113,288	$5,092,358	$4,648,822	$102,126,025

[1]	Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.
The FHLBNY does not anticipate any credit losses from its off-balance sheet commitments and accordingly no provision for losses on such commitments is required.

Notes to Financial Statements — Unaudited
Note 15. Earnings per Share of Capital
The following table sets forth the computation of earnings per share of capital (in thousands except per share amounts):

	Three months ended
	March 31,
	2008	2007

Net income	$100,224	$71,273

Net income available to stockholders	$100,224	$71,273

Weighted average shares of capital	45,469	36,381
Less: Mandatorily redeemable capital stock	(1,946)	(1,118)

Average number of shares of capital used to calculate earnings per share	43,523	35,263

Net earnings per share of capital	$2.30	$2.02

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
The top five advance holders at March 31, 2008 and 2007, and associated interest income are summarized below (dollars in thousands):

	March 31, 2008
			Par	Percent of
	City	State	Advances	Total **	Interest Income

Hudson City Savings Bank*	Paramus	NJ	$15,275,000	18.4%	$159,048
New York Community Bank*	Westbury	NY	8,088,623	9.8	91,160
Manufacturers and Traders Trust Company	Buffalo	NY	6,430,522	7.8	68,568
Metropolitan Life Insurance Company	New York	NY	5,405,000	6.5	54,569
HSBC Bank USA, National Association	New York	NY	4,008,445	4.8	52,707

Total			$39,207,590	47.3%	$426,052

	March 31, 2007
			Par	Percent of
	City	State	Advances	Total **	Interest Income

Hudson City Savings Bank*	Paramus	NJ	$10,416,000	17.6%	$101,937
New York Community Bank*	Westbury	NY	7,588,175	12.9	83,662
HSBC Bank USA, National Association	New York	NY	5,008,976	8.5	67,298
Manufacturers and Traders Trust Company	Buffalo	NY	3,596,154	6.1	46,344
Astoria Federal Savings and Loan Assn	Long Island City	NY	2,340,000	4.0	29,353

Total			$28,949,305	49.1%	$328,594

*	Office of member bank also served on the Board of Directors of the FHLBNY.

**	Percentage calculated on par value of advances.
The top five advance holders at December 31, 2007, and associated interest income are summarized below (dollars in thousands):

	December 31, 2007
			Par	Percent of	Interest
	City	State	Advances	Total **	Income

Hudson City Savings Bank*	Paramus	NJ	$14,191,000	17.6%	$461,568
New York Community Bank*	Westbury	NY	8,138,625	10.1	326,012
Manufacturers and Traders Trust Company	Buffalo	NY	6,505,625	8.1	247,104
HSBC Bank USA, National Association	New York	NY	5,508,585	6.8	240,347
Metropolitan Life Insurance Company	New York	NY	4,555,000	5.7	81,724

Total			$38,898,835	48.3%	$1,356,755

*	Office of member bank also served on the Board of Directors of the FHLBNY.

**	Percentage calculated on par value of advances.

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

Executive Overview
This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), this Form 10-Q should be read in its entirety, and in conjunction with the Bank’s most recent Form 10-K filed on March 28, 2008
Cooperative business model. As a cooperative, the FHLBNY seeks to maintain a balance between its public policy mission and its ability to provide adequate returns on the capital supplied by its members. The FHLBNY achieves this balance by delivering low-cost financing to members to help them meet the credit needs of their communities and by paying a dividend on the members’ capital stock. Reflecting the FHLBNY’s cooperative nature, the FHLBNY’s financial strategies are designed to enable the FHLBNY to expand and contract in response to member credit needs. The FHLBNY invests its capital in high quality, short- and intermediate-term financial instruments. This strategy allows the FHLBNY to maintain sufficient liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations, and meet other obligations. The dividends paid by FHLBNY are largely the result of the FHLBNY’s earnings on invested member capital, net earnings on member credit, mortgage loans and investments, offset in part by the FHLBNY’s operating expenses and assessments. FHLBNY’s board of directors and management determine the pricing of member credit and dividend policies based on the needs of its members and the cooperative.
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
First Quarter 2008 Highlights
The FHLBNY reported 2008 first-quarter Net income of $100.2 million, or $2.30 per share compared with net income of $71.3 million or $2.02 per share for the first quarter of 2007. The return on average equity, which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income, in the first quarter of 2008 was 8.59%, compared with 7.35% for the first quarter of 2007. Continued demand by members for advances and issuances of short-term debt to investors at attractive sub-LIBOR spreads were contributing factors to first quarter 2008 Net income growth over prior year quarter.
•	Net interest income after the provision for credit losses, a key metric for the FHLBNY, was $153.4 million for the first quarter of 2008, up by $40.7 million, or 36.1% from the prior year first quarter. Net interest income represents the difference between income from interest-earning assets and interest expenses paid on interest-bearing liabilities. Net interest spread earned was 32 basis points for the first quarter of 2008, up just slightly from 31 basis points in the prior year first quarter. Net interest spread is the difference between yields on interest-earning assets and yields on interest-bearing liabilities. Return on average earning-assets was 57 basis points for the first quarter of 2008, unchanged from the prior year first quarter.
•	Operating Expenses were $16.5 million for the first quarter of 2008, up by $0.4 million, or 2.5% from the prior year first quarter. Increases were primarily from the cost of additions to staffing levels, and the inflationary increases in the cost of employment and related expenses.
•	The FHLBNY is also assessed the operating expenses of the Office of Finance and the Federal Housing Finance Board. The Office of Finance is a joint office of the twelve FHLBanks and facilitates issuing and servicing the consolidated obligation debt of the FHLBanks as well as the preparation of the combined quarterly and annual financial reports. The Federal Housing Finance Board is the regulator of the FHLBanks. The combined charges were $1.5 million for the first quarter of 2008, slightly up from $1.4 million in the prior year first quarter.
•	REFCORP assessments were $25.1 million for the first quarter of 2008, up by $7.2 million, from the prior year first quarter. AHP assessments were $11.6 million for the first quarter of 2008, up by $3.5 million from the prior year first quarter. Assessments are calculated on net income before assessments and the increase was due to higher net income in the first quarter of 2008 compared to prior year first quarter. For more information about REFCORP and AHP assessments, see the section titled “Assessments”, in this Form 10-Q.
•	A cash dividend of $2.12 per share of capital stock (8.40% annualized return on capital stock) was paid in January 2008 for the fourth quarter of 2007, compared to cash dividend of $1.76 per share of capital stock (7.00% annualized return on capital stock) paid in January 2007 for the fourth quarter of 2006.

At March 31, 2008, the FHLBNY’s Total assets were $108.5 billion, a small decrease of $728.2 million, or 0.7%, from December 31, 2007. Increases in advances borrowed by members in the first quarter of 2008 were offset by decreased inventories of short-term money market instruments.
•	Advances, including the impact of fair value basis adjustments under the hedging accounting provisions of SFAS 133, grew by over 4.7% to $85.9 billion at March 31, 2008, compared to $82.1 billion at December 31, 2007. Par amounts of advances were $82.9 billion at March 31, 2008, up from $80.6 billion at December 31, 2007. Member demand for advance borrowings in the first quarter of 2008 has been concentrated in the fixed-rate advance products, and declined in both adjustable-rate and shorter-term advance products.
•	Credit dislocation in the marketplace has continued to drive investors to acquire shorter-term debt issued by the FHLBanks, including those issued by the FHLBNY. Issuances of discount notes, which have maturities from overnight to 365 days, rose to record levels at attractive sub-LIBOR spreads in the fourth quarter of 2007. Both discount notes and short-term bonds still remain at attractive sub-LIBOR pricing levels for the FHLBNY. In the first quarter of 2008, the Bank decided to reduce issuances of discount notes, and amounts outstanding at March 31, 2008 declined to $26.3 billion, compared to $34.8 billion at December 31, 2007. Maturing discount notes and fixed-rate bonds, and bonds that were called were replaced in the first quarter of 2008 by issuing floating-rate bonds.
•	Held-to-maturity securities consisting of mortgage-backed securities and state and local housing agency bonds declined to $9.6 billion at March 31, 2008, down from $10.3 billion at December 31, 2007. No acquisitions were made in the first quarter of 2007. In the first quarter of 2008, the Bank acquired $2.0 billion of GSE issued, variable-rate collateralized mortgage obligations (“CMO”), and designated these acquisitions as available-for-sale. All securities purchased were rated triple-A. CMOs are supported by agency pass-through securities. For more information about the credit quality of the Bank’s investment securities, see Investment Quality in the section of this MD&A captioned Asset Quality.
•	Investments in short-term certificates of deposits and federal funds sold were allowed to decline at March 31, 2008 to $8.9 billion from $14.7 billion at December 31, 2007. The decline was in line with the Bank’s decision to reduce its reliance on consolidated obligation discount notes.
•	Shareholders’ equity, the sum of Capital stock, Retained earnings and Accumulated other comprehensive income (loss) was $4.8 billion at March 31, 2008, up by $97.2 million, from December 31, 2007. Capital stock at March 31, 2008 was $4.5 billion, up by $108.2 million as compared to December 31, 2007. The increase in capital stock was consistent with increases in advances borrowed by members since members are required to purchase stock as a prerequisite to membership and to hold FHLBNY stock as a percentage of advances borrowed from the FHLBNY. The Bank’s current practice is that stock in excess of amount necessary to support advance activity is redeemed daily by the FHLBNY. As a result, the amount of capital stock outstanding varies in line with members’ outstanding advance borrowings.

2008 Second Quarter Outlook
The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties which could cause the FHLBNY’s results to differ materially from those set forth in such forward-looking statements.
The basic outlook for second quarter of 2008 is predicated on the expected slowdown in the U.S. economy, particularly the slowdown in the housing market, as well as an expectation of continued uncertainties in the financial markets. Against that backdrop, management of the Bank believes it is difficult to predict member demand for advances, which are the primary focus of the FHLBNY’s operations and the principal factor that impacts its operating results. However, with that being said, earnings are expected to decline in the second quarter of 2008 as compared to the first quarter.
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and long-term funding driven by economic factors such as availability to the Bank’s members of alternative funding sources that are more attractive, the interest rate environment, and the outlook for the economy. Members may choose to prepay advances, which may incur prepayment fees, based on their expectations of interest changes and demand for liquidity. Demand for advances may also be influenced by the dividend payout rate to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership stock and activity-based stock, which a member is required to purchase to borrow advances. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by members of another FHLBank or a non-member, they no longer qualify for membership in the FHLBNY and the FHLBNY cannot renew outstanding advances or provide new advances to non-members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight advance lending.
The FHLBNY earns income from investing its members’ capital to fund interest-earning assets. In a lower interest rate environment, which the Bank is forecasting for the second quarter of 2008, deployed capital, which consists of capital stock, retained earnings, and net non-interest bearing liabilities is expected to provide relatively lower income than in the first quarter of 2008.
Investor demand for FHLBank System short-term bonds and discount notes continued to be brisk in the first quarter of 2008 and drove down coupons and yields and such short-term debt was issued by the FHLBNY at very favorable pricing. Uncertainties in the financial markets drove up the coupons and yields on longer-term debt. Given the FHLBNY’s expectation of continued uncertainties in the financial markets, it is also difficult for the Bank to predict how soon a return to more traditional debt issuance pricing of its debt, both short- and long-term, is likely. The issuance of debt (consolidated obligations) is the primary financing vehicle for the FHLBNY

Selected financial data are presented below (Unaudited)

Statements of Condition		March 31,	December 31,
(dollars in millions)		2008	2007	2006	2005	2004	2003

Investments (1)		$20,534	$25,034	$20,503	$21,190	$18,363	$14,217
Advances		85,927	82,090	59,012	61,902	68,507	63,923
Mortgage loans		1,468	1,492	1,483	1,467	1,178	672
Total assets		108,517	109,245	81,703	85,014	88,439	79,230
Deposits and borrowings		2,572	1,606	2,390	2,658	2,297	2,100
Consolidated obligations		99,461	101,117	74,234	77,279	80,157	70,857
Mandatorily redeemable capital stock		182	239	110	18	127	—
AHP liability		124	119	102	91	82	93
REFCORP liability		25	24	17	14	10	—
Capital stock		4,476	4,368	3,546	3,590	3,655	3,639
Retained earnings		429	418	369	291	223	127
Equity to asset ratio (2)		4.47%	4.35%	4.79%	4.57%	4.38%	4.75%

	Three months ended
Statements of Condition Averages	March 31,		Years ended December 31,
(dollars in millions)	2008	2007	2007	2006	2005	2004	2003

Investments (1)	$23,863	$20,516	$22,230	$19,490	$19,944	$17,642	$19,833
Advances	82,615	58,585	65,454	64,658	63,446	65,289	70,943
Mortgage loans	1,479	1,488	1,502	1,471	1,360	928	527
Total assets	108,702	81,362	89,961	86,319	85,254	84,344	92,747
Interest-bearing deposits and other borrowings	2,181	1,907	2,286	1,773	2,112	1,968	2,952
Consolidated obligations	99,034	74,550	82,233	79,314	77,629	76,105	81,818
Mandatorily redeemable capital stock	195	112	146	51	56	238	—
AHP liability	121	102	108	95	84	83	105
REFCORP liability	12	9	10	9	7	4	2
Capital stock	4,352	3,526	3,771	3,737	3,604	3,554	4,082
Retained earnings	391	338	362	314	251	159	193

Operating Results
and other Data	Three months ended
(dollars in millions)	March 31,		Years ended December 31,
(except earnings and dividends per share)	2008	2007	2007	2006	2005	2004	2003

Net interest income (3)	$153	$113	$499	$470	$395	$268	$299
Net income	100	71	323	285	230	161	46
Dividends paid in cash	89	65	273	208	162	66	164
AHP expense	12	8	37	32	26	19	5
REFCORP expense	25	18	81	71	58	40	11
Return on average equity* (4)	8.59%	7.35%	7.85%	7.04%	5.97%	4.34%	1.08%
Return on average assets*	0.37%	0.35%	0.36%	0.33%	0.27%	0.19%	0.05%
Operating expenses	$16	$16	$67	$63	$59	$51	$48
Operating expenses ratio* (5)	0.06%	0.08%	0.07%	0.07%	0.07%	0.06%	0.05%
Earnings per share	$2.30	$2.02	$8.57	$7.63	$6.36	$4.55	$1.12
Dividend per share	$2.12	$1.76	$7.51	$5.59	$4.50	$1.83	$3.97
Headcount (Full/part time)	241	239	246	232	221	210	206

(1)	Investments include held-to-maturity securities, available for-sale securities, interest-bearing deposits, Federal funds, and loans to other FHLBanks in averages balance.

(2)	Equity to asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.

(3)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(4)	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average accumulated other comprehensive income (loss).

(5)	Operating expenses as a percentage of average assets.

*	Annualized.

Results of Operations
The following section provides a comparative discussion of the Federal Home Loan Bank’s results of operations for the first quarters of 2008 and 2007. For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Note 1. Accounting Changes, Significant Accounting Policies and Significant Estimates in this Form 10-Q, and Note. 1. Summary of Significant Accounting Policies in the Bank’s most recently filed Form 10-K on March 28, 2008.
Net Income
The FHLBNY manages its operations as a single business segment. Advances to members are the primary focus of the FHLBNY’s operations, and is the principal factor that impacts its operating results. Interest income from advances is the principal source of revenue. The primary expenses are interest paid on consolidated obligations debt, operating expenses, principally administrative and overhead expenses, and “assessments” on net income before assessments. The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax. It is required to make payments to REFCORP and set aside funds from its income towards an Affordable Housing Program (“AHP”), together referred to as assessments. Other significant factors affecting the Bank’s net income include the volume and timing of investments in mortgage-backed securities, debt repurchase and associated losses, and earnings from shareholders’ capital.
The FHLBNY reported 2008 first-quarter net income of $100.2 million, or $2.30 per share compared with net income of $71.3 million or $2.02 per share for the first quarter of 2007. The return on average equity, which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income, in the first quarter of 2008 was 8.59%, compared with 7.35% for the first quarter of 2007. Continued demand by members for advances and issuances of short-term debt to investors at attractive sub-LIBOR spreads were contributing factors.
Net interest income is the principal source of revenue for the Bank.
Net interest income
Net interest income was $153.5 million for the first quarter of 2008, up 36.1% or $40.7 million from the prior year first quarter. Net interest income is the principal source of revenue for the Bank. It represents the difference between income from interest-earning assets and interest expense paid on interest-bearing liabilities.
Net interest income is impacted by: member demand for advances and investment activity, the yields from advances and investments, and the cost of consolidated obligation debt that is issued by the Bank to fund advances and investments. The execution of interest rate swaps in the derivative market at a constant spread to LIBOR, in effect converting fixed-rate advances and fixed-rate debt to conventional adjustable-rate instruments indexed to LIBOR, results in an important intermediation for the Bank between the capital markets and the swap market. The intermediation permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate debt in the capital markets. Income earned from assets funded by member capital and retained earnings, referred to as “deployed capital”, which are non-interest bearing, provides the FHLBNY with substantial income and is an important factor that impacts its results of operations. All of these factors may fluctuate based on changes in interest rates, demand by members for advances, investor demand for debt issued by the FHLBNY and the change in the spread between the yields on advances and investments, and the cost of financing these assets by the issuance of debt to investors.

Net interest spread — Net interest spread earned was 32 basis points for the first quarter of 2008, slightly up from 31 basis points in the prior year first quarter. Net interest spread is the difference between yields on interest-earning assets and stockholders’ equity and yields paid on interest-bearing liabilities. Net interest margin, which is annualized net interest income as a percentage of average earning assets, was 57 basis points in the first quarter of 2008, unchanged from the prior year first quarter.
Earnings from member capital — The FHLBNY earns income from investing its members’ capital to fund interest-earning assets. Even in a lower interest rate environment in the first quarter of 2008, relative to the prior year first quarter, deployed capital, which is capital stock, retained earnings, and net non-interest bearing liabilities, provided the FHLBNY with a significant source of income. An average $6.6 billion in deployed capital in the first quarter of 2008 earned a yield of 4.38%, the annualized yield on aggregate interest-earning assets. In contrast, the Bank’s average deployed capital in the prior year first quarter was $4.0 billion, significantly lower than the current year first quarter, but earned a higher yield of 5.41%. Typically, the Bank would earn relatively greater income in a higher interest rate environment if average deployed capital remained unchanged. In the first quarter of 2008, deployed capital was $6.6 billion, significantly higher than the amount in the prior year first quarter. As a result, deployed capital made a stronger contribution to net interest income in the first quarter of 2008.
The following tables summarize key changes in the components of net interest income (dollar amounts in thousands):

	Three months ended
	March 31,
			Dollar	Percentage
	2008	2007	Variance	Variance
Interest income
Advances	$871,785	$777,494	$94,291	12.13%
Interest-bearing deposits	111,251	80,699	30,552	37.86
Federal funds sold	29,418	44,636	(15,218)	(34.09)
Available-for-sale securities	9,483	—	9,483	NA
Held-to-maturity securities	134,348	152,963	(18,615)	(12.17)
Mortgage loans held-for-portfolio	19,633	19,518	115	0.59
Loans to other FHLBanks and other	1	1	—	0.00

Total interest income	1,175,919	1,075,311	100,608	9.36

Interest expense
Consolidated obligations-bonds	731,261	766,756	(35,495)	(4.63)
Consolidated obligations-discount notes	271,283	171,280	100,003	58.39
Deposits	15,175	21,010	(5,835)	(27.77)
Mandatorily redeemable capital stock	4,278	2,149	2,129	99.07
Cash collateral held and other borrowings	471	1,428	(957)	(67.02)

Total interest expense	1,022,468	962,623	59,845	6.22

Net interest income before provisions for credit losses	$153,451	$112,688	$40,763	36.17%

Interest Income
Total interest income in the first quarter of 2008 was $1.2 billion, an increase of $100.6 million from the prior year first quarter. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year quarter from the prior year quarter. The principal components of interest income are discussed below:
Interest income from advances — Interest income from advances is principally the coupon payments received from borrowing members and is recorded as interest income in the Statements of income together with the net cash flows associated with interest rate swaps when hedges qualify under the accounting provisions of SFAS 133. In the interest rate swap, the Bank pays fixed-rate to derivative counterparty which typically mirrors the fixed-rate coupon received from members. In exchange, the Bank receives variable-rate LIBOR-indexed cash flows from the derivative counterparty. Typically, the Bank hedges its long-term, fixed-rate advances and almost all fixed-rate putable advances. The impact of hedging activities on interest expense is discussed below under the section “Impact of hedging advances.”
Reported interest income from advances was $871.8 million in the first quarter of 2008, an increase of $94.3 million from $777.5 million in the prior year first quarter. Higher volume of advance transaction in the first quarter of 2008 compared to the prior year quarter contributed to the increase. Volume of transactions as measured by average outstanding advances was $82.6 billion the first quarter of 2008, up significantly from $58.6 billion in the prior year first quarter. Increased volume contributed to $321.6 million in higher interest income from advances in the first quarter of 2008. This was partially offset by the effects of a declining interest rate environment which impacted short-term and adjustable-rate advances and caused interest income from advances to decline by $227.3 million in the first quarter of 2008.
Impact of hedging advances — Cash flows from interest rate swaps are a critical component of interest income earned from advances. The FHLBNY executes interest rate swaps to modify the effective interest rate terms of many of its fixed-rate advance products and typically all of its convertible or putable advances. In these swaps, the FHLBNY effectively converts a fixed-rate stream of cash flows from its fixed-rate advances to a floating-rate stream of cash flows, typically indexed to LIBOR. The impact of swapping fixed- for a floating-interest rate in which the FHLBNY paid out fixed-rate and received LIBOR-indexed cash flows in an interest rate swap agreement resulted in a net cash outflow of $2.6 million to interest income in the first quarter of 2008, compared to a net cash inflow of $84.4 million in the prior year first quarter. These cash flow patterns were in line with the Bank’s interest rate risk management practices and effectively converted fixed-rate cash flows of hedged advances to LIBOR indexed cash flows.
The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

	Three months ended
	March 31,
	2008	2007
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$874,387	$693,066
Net interest adjustment from interest rate swaps	(2,602)	84,428

Total Advance interest income reported	$871,785	$777,494

In a hedge of an advance, the Bank structures the interest rate swap whereby the Bank pays the swap counterparty a fixed coupon and receives variable cash flows, typically indexed to the 3-month LIBOR rate. This structure generates positive cash flows when the 3-month LIBOR rates are higher than the contractual pay-fixed leg of the interest rate exchange agreement. The negative cash flow contribution from the interest rate exchanges between the Bank and swap counterparties in the first quarter of 2008 was consistent with the level of the 3-month LIBOR indexed cash flows, which on average was only slightly lower than the fixed-rates that the FHLBNY was contractually obligated to pay to derivative counterparties.
If the interest rate swap is callable, it is typically associated with a putable advance and, until the derivative counterparty exercises the option to terminate the swap, the cash flows from the swaps will continue to impact earnings. Typically, in a declining rate environment, derivative counterparties will tend to not exercise the right to put the option and terminate the swap. When the swap is terminated by the derivative counterparty at the call exercise dates, the Bank would then put the advance and offer a new advance to the member at the then prevailing market terms.
Interest income from investments — The Bank derives interest income from investments principally from its long-term securities, primarily mortgage-backed securities, and a small inventory of state and local housing finance agency bonds. Mortgage-backed securities typically yield higher yields compared to other investments allowed under the FHLBNY’s current investment policy.
The Bank also generates interest income from short-term investments comprised of certificates of deposits, Federal funds sold, and interest-yielding cash pledged as collateral to derivative counterparties.
Long-term investments — Interest income from investments, principally MBS, was lower in the first quarter of 2008 compared to the prior year first quarter because of decline in the volume of transactions, defined as average outstanding balances, as well as the decline in yields from its investments in a declining interest rate environment. The daily average balance outstanding was $10.9 billion in the first quarter of 2008, down $95.9 million from the prior year first quarter. The weighted average coupon or yield from long-term investments was 5.30% in the first quarter of 2008, down from 5.63% in the prior year first quarter, a decline of 33 basis points. In contrast, the Bank’s overall yield from its interest-earning assets declined by 103 basis points between first quarter 2008 and prior year first quarter. The Bank did not acquire any securities designated as held-to-maturity, and opted instead to purchase $2.0 billion GSE issued, variable-rate CMOs in the first quarter of 2008.
Short-term investments — Investments in interest-earning deposits averaged $9.8 billion in the first quarter of 2008, up from $6.1 billion in the prior year first quarter. Interest-bearing deposits were comprised of short-term certificates of deposits and interest-earning cash collateral pledged by the Bank to derivative counterparties. Increase in average outstanding balances resulted in higher interest income from investments in interest-bearing deposits. This was partly offset by declining yields from short-term instruments due to the general decline in the interest rate environment in the first quarter of 2008 compared to prior year first quarter.
Interest income from investments in Federal funds sold declined principally because of decline in yields in the overnight Federal funds market in the first quarter of 2008 compared to the prior year first quarter. The average position in Federal funds was $3.1 billion in the first quarter of 2008 and earned a yield of 3.76%. In the prior year first quarter, average balance of Federal funds sold was $3.4 billion and earned a yield of 5.33%.

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
Interest expense accruals are principally the coupon payments to investors holding the Bank’s debt. Recorded interest expense in the Statements of income are adjusted for the cash flows associated with interest rate swaps in which the Bank pays variable-rate LIBOR-indexed cash flows to derivative counterparties and, in exchange, the Bank receives from derivative counterparties fixed-rate cash flows which typically mirror the fixed-rate coupon payments to investors holding the debt. The Bank hedges its long-term fixed-rate bonds and almost all fixed-rate callable bonds. The impact of hedging activities on interest expense is discussed below under the section “Impact of hedging debt.”
Total interest expense in the first quarter of 2008 was $1.0 billion, an increase of $59.8 million from the prior year first quarter. Interest expense associated with the issuance of FHBNY bonds and discount notes was the primary source of interest expense in both periods. Changes in both rate and intermediation volume (average interest-costing liabilities) explain the change in interest expense in the first quarter of 2008 compared to the prior year first quarter.
Interest expense on consolidated obligation bonds — Consolidated obligation bond expense, net of the impact of interest rate swaps, was $731.3 million in the first quarter of 2008, down by $35.5 million from the prior year first quarter.
Increase in volume contributed $110.5 million in higher interest expenses. Average volume of bonds outstanding, as measured by daily average of outstanding balances was $70.0 billion in the first quarter of 2008 compared to $61.3 billion in the prior year first quarter. The impact of the increased balances was offset by significant decline in cost of debt principally due to the decline in short-term funding costs of FHLBNY debt, and caused interest expense, net of the impact of interest rate swaps, to decline by $146.0 million in the first quarter of 2008. On an after swap basis, consolidated obligation bonds averaged a yield of 4.20% in the first quarter of 2008, compared to 5.07% in the prior year first quarter. Yields are determined by investor demand for FHLBank bonds and the prevailing interest rate environment.
Interest expense on consolidated obligation discount notes — Interest expense on discount notes was $271.3 million in the first quarter of 2008, up $100.0 million from the prior year first quarter. The increase was primarily volume driven and was partly offset by decline in issuance yields. Average volume of discount notes outstanding was $29.0 billion in the first quarter of 2008, up from $13.3 billion in the prior year first quarter. The yield on discount notes was 3.76% in the first quarter of 2008 compared to 5.23% in the prior year first quarter, a decline of 147 basis points.

Impact of hedging debt — Cash flows from interest rate swaps are an important component of interest expense on debt. The FHLBNY issues both fixed-rate callable and non-callable debt. Typically, the Bank issues callable debt with the simultaneous execution of callable interest rate swaps to modify the effective interest rate terms and the effective durations of its fixed-rate callable debt. A substantial percentage of non-callable fixed-rate debt is also swapped to “plain vanilla” LIBOR-indexed cash flows.
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
The table below summarizes interest expense paid on consolidated obligation bonds and the impact of interest rate swaps (in thousands):

	Three months ended
	March 31,
	2008	2007
Consolidated bonds-Interest expense
Gross interest expense before adjustment for interest rate swaps	$(775,180)	$(713,958)
Net interest adjustment for interest rate swaps	43,919	(52,798)

Total Consolidated bonds-interest expense reported	$(731,261)	$(766,756)

In the first quarter of 2008, the Bank’s obligation to pay swap counterparties variable cash flows, indexed to LIBOR, was in aggregate, less than the swap counterparties’ obligation to pay the fixed coupons rates to the FHLBNY. These interest-rate exchanges between the FHLBNY and the swap counterparties resulted in net in-flow of $43.9 million in cash to the Bank. In contrast, in the first quarter of 2007, the net interest exchange resulted in the Bank paying $52.8 million to its derivative counterparties. The interest rate exchanges were primarily associated with SFAS 133 qualifying debt hedges. In the first quarter of 2008, the prevailing interest rate environment was such that the typical 3-month LIBOR indexed payments made by the Bank to swap counterparties were less than the fixed coupons received by the Bank in the interest rate exchanges.
In a hedge of debt, the Bank executes an interest rate swap, which obligates the Bank to pay LIBOR-indexed cash flows to swap counterparties and in return for receives fixed-rate cash flow. In a declining interest rate environment, the 3-month LIBOR resets to a lower rate almost immediately, which immediately lowers the Bank’s payment obligation under the interest rate exchange agreement. The fixed leg of the swap does not reset, and would continue to pay the Bank a fixed-rate even as rates decline until the swap matures or is terminated or is called by the derivative counterparty if the swap is callable.
While the Bank holds the right to exercise a call and terminate the bond at predetermined exercise dates, the Bank’s practice is to call the bond only when the swap counterparty exercises its right to call the swap associated in the hedging relationship. Generally, a swap counterparty will only exercise its option to call the swap (with a callable swap) if it expects future LIBOR-indexed variable cash flows, which is contractually due to the swap counterparty, to be less than the fixed-rate cash flows the swap counterparty is obligated to pay to the Bank.
The cash flow patterns that resulted in the recording of Net interest adjustments for interest rate swap, as disclosed in the table above, was not only consistent with the prevailing interest rate environment in the first quarter of 2008, but also was consistent with the Bank’s asset-liability management practices of converting fixed-rate debt to variable rate, typically indexed to LIBOR. The Bank executes a similar hedge strategy with its fixed-rate advances converting fixed-cash flows to variable-rate cash flows, also typically indexed to LIBOR. The Bank’s use of interest rate swaps to adjust the cash flows from fixed-rate to variable-rate associated with a significant portion of its advances and liabilities results in the interest rate sensitivity of its hedged advances to approximate more closely the interest rate sensitivity of hedged consolidated obligation bonds.

Spread/Yield Analysis:
The following tables summarize the Bank’s net interest income and net interest yield and provide an attribution of changes in rates and volumes of the FHLBNY’s interest-earning assets and interest bearing liabilities.
Spread and yield analysis for the first quarters of 2008 and 2007:

	March 31, 2008			March 31, 2007
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$82,614,991	$871,785	4.24%	$58,585,142	$777,494	5.38%
Interest-earning deposits	9,804,462	111,251	4.56	6,101,374	80,699	5.36
Federal funds sold	3,146,439	29,418	3.76	3,397,411	44,636	5.33
Investments	10,920,895	143,831	5.30	11,016,798	152,963	5.63
Mortgage and other loans	1,480,027	19,634	5.34	1,487,535	19,519	5.32

Total interest-earning assets	$107,966,814	$1,175,919	4.38%	$80,588,260	$1,075,311	5.41%

Funded By:
Consolidated obligations-bonds	$70,028,817	$731,261	4.20	61,275,194	766,756	5.07
Consolidated obligations-discount notes	29,004,748	271,283	3.76	13,274,544	171,280	5.23
Interest-bearing deposits and other borrowings	2,181,061	15,646	2.89	1,907,419	22,438	4.77
Mandatorily redeemable capital stock	194,586	4,278	8.84	111,799	2,149	7.79

Total interest-bearing liabilities	101,409,212	1,022,468	4.06%	76,568,956	962,623	5.10%

Capital and other non-interest-bearing funds	6,557,602	—		4,019,304	—

Total Funding	$107,966,814	$1,022,468		$80,588,260	$962,623

Net Interest Spread		$153,451	0.32%		$112,688	0.31%

Net Interest Margin
(Net interest income/Earning Assets)			0.57%			0.57%

Note [1]:	Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the Bank and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond. Similarly, the Bank makes fixed-rate advances to members and hedges the advance with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and rates are annualized.

Rate and Volume Analysis
The Rate and Volume Analysis presents changes in interest income, interest expense, and net interest income that are due to changes in volumes and rates. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the FHLBNY’s interest income and interest expense (in thousands):

	Three months ended
	March 31, 2008 vs. March 31, 2007
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$321,567	$(227,276)	$94,291
Interest-earning deposits	49,387	(18,835)	30,552
Federal funds sold	(3,325)	(11,893)	(15,218)
Investments	(1,343)	(7,789)	(9,132)
Mortgage loans and other loans	(99)	214	115

Total interest income	366,187	(265,579)	100,608

Interest Expense
Consolidated obligations-bonds	110,452	(145,947)	(35,495)
Consolidated obligations-discount notes	204,659	(104,656)	100,003
Deposits and borrowings	3,246	(10,038)	(6,792)
Mandatorily redeemable capial stock	1,604	525	2,129

Total interest expense	319,961	(260,116)	59,845

Changes in Net Interest Income	$46,226	$(5,463)	$40,763

Non-Interest Income (Loss)
The principal components of Non-Interest income are described below:
Service fees — Service fees are derived primarily from providing correspondent banking services to members and fees earned on standby letters of credit. Service fees have declined over the years due to declining demand for such services. The Bank does not consider income from such services as a significant element of its operations.
Net realized and unrealized gain (loss) on derivatives and hedging activities — The Bank may designate a derivative as either a hedge of the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (fair value hedge), a forecasted transaction, or the variability of future cash flows of a floating-rate asset or liability (cash flow hedge).
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge under the provisions of SFAS 133, together with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
Net interest settlements on derivatives designated and SFAS 133 qualifying fair value or cash flow hedges are recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities. Net interest settlements on derivatives that do not qualify for hedge accounting under SFAS 133 are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
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
Extinguishment of debt — The Bank retires debt principally to reduce future debt costs when the associated asset is either prepaid or terminated early. Typically, debt retirement is associated with the prepayments of advances and commercial mortgage-backed securities for which the Bank may receive prepayment fees. When assets are prepaid ahead of their expected or contractual maturities, the Bank also attempts to extinguish debt in order to re-align asset and liability cash flow patterns. Debt extinguished are associated with prepayments of advances and commercial mortgage-backed securities. Debt retirement typically requires a payment of a premium resulting in a loss.

Non-Interest Income
The following table summarizes non-interest income (in thousands):

	Three months ended
	March 31,
	2008	2007
Other income (loss):
Service fees	$691	$827
Net realized and unrealized gain (loss) on derivatives and hedging activities	866	3,523
Losses from extinguishment of debt and other	(183)	(2,356)

Total other income	$1,374	$1,994

Earnings impact of derivatives and hedging activities
Net realized and unrealized gain (loss) from derivatives and hedging activities
As a result of applying SFAS 133, the FHLBNY reported the following net gains (losses) from derivatives and hedging activities (in thousands):

	Three months ended
	March 31,
	2008	2007 [1]
Earnings impact of derivatives and hedging activities gain (loss):
Cash flow hedge-ineffectiveness	$(9)	$282
Fair value changes-interest rate swaps	1,449	3,239
Fair value changes-options	(544)	(712)
Net interest accruals-options	126	1,003
Fair value changes MPF delivery commitments-economic hedges	3	(70)
Fair value changes-economic hedges*	(131)	(299)
Net interest accruals-economic hedges*	(28)	80

Net impact on derivatives and hedging activities	$866	$3,523

*	Economic hedges include intermediation and swaps not qualifying for hedge accounting under SFAS 133.
Interest accruals associated with hedges are allocated to and recorded within their hedge category to more precisely match gains and losses from hedging activities.
1Prior period presentation has been conformed to match current period presentation and had no impact on the Net gains (losses) on derivatives and hedging activities.
Derivative gains and losses reclassified from accumulated other comprehensive income (loss) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from Accumulated other comprehensive income (loss) in the Statements of condition (in thousands):

	Three months ended
	March 31,
	2008	2007
Accumulated other comprehensive income/(loss) from cash flow hedges
Beginning of period	$(30,215)	$(4,763)
Net hedging transactions	(6,355)	139
Reclassified into earnings	1,134	(151)

End of period	$(35,436)	$(4,775)

Cash Flow Hedges
There were no material amounts for the first quarter of 2008 or 2007 that were reclassified from Accumulated other comprehensive income (loss) into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. Over the next twelve months, it is expected that $6.9 million of net losses recorded in Accumulated other comprehensive income at March 31, 2008, will be recognized as charges against earnings.
Debt Extinguishment
No debt was retired or transferred in the first quarter of 2008. In the first quarter of 2007, the Bank had retired $283.0 million of consolidated obligation bonds at a cost that exceeded book value by $2.4 million.
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
The following table sets forth the principal components of Other expenses (in thousands):

	Three months ended
	March 31,
	2008	2007
Other expenses:
Operating	$16,451	$16,050
Finance Board and Office of Finance	1,453	1,383

Total other expenses	$17,904	$17,433

Operating Expenses
The following table summarizes the major categories of operating expenses (in thousands):

	Three months ended
	March 31,
	2008	2007
Salaries and employee benefits	$11,352	$10,757
Temporary workers	14	81
Occupancy	981	967
Depreciation and leasehold amortization	1,159	1,005
Computer service agreements and contractual services	1,243	1,334
Professional and legal fees	336	674
Other	1,366	1,232

Total	$16,451	$16,050

Increase in head count and general increases in salary expenses were the primary factors that caused operating expenses to increase.
Assessments
Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program and to satisfy its Resolution Funding Corporation assessment.
REFCORP assessment on net income was $25.1 million for the first quarter of 2008, compared to $17.8 million for the prior year first quarter. The assessments that were set aside from net income for the Affordable Housing Program (AHP) were $11.6 million for the first quarter of 2008, compared to $8.2 million for the prior year first quarter. Both the REFCORP and AHP assessments are based on income and the increases reflect the change in pre-assessment income for the first quarter ended March 31, 2008 compared to the prior year first quarter.

Financial Condition: Assets, Liabilities, Capital, Commitments and Contingencies (in thousands)

	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$33,380	$7,909
Interest-bearing deposits	4,970,111	10,300,287
Federal funds sold	3,945,000	4,381,000
Available-for-sale securities	1,995,491	13,187
Held-to-maturity securities	9,623,031	10,284,754
Advances	85,927,433	82,089,667
Mortgage loans held-for-portfolio	1,468,276	1,491,628
Loans to other FHLBanks	—	55,000
Accrued interest receivable	468,337	562,323
Premises, software, and equipment, net	12,523	13,154
Derivative assets	58,865	28,978
All other assets	14,220	17,004

Total assets	$108,516,667	$109,244,891

Liabilities
Deposits
Interest-bearing demand	$2,568,252	$1,586,039
Non-interest bearing demand	144	2,596
Term	3,900	16,900

Total deposits	2,572,296	1,605,535

Consolidated obligations
Bonds	73,124,031	66,325,817
Discount notes	26,337,442	34,791,570

Total consolidated obligations	99,461,473	101,117,387

Mandatorily redeemable capital stock	181,824	238,596

Accrued interest payable	675,485	655,870
Affordable Housing Program	124,332	119,052
Payable to REFCORP	25,056	23,998
Derivative liabilities	567,868	673,342
Other liabilities	60,513	60,520

Total liabilities	103,668,847	104,494,300

Capital	4,847,820	4,750,591

Total liabilities and capital	$108,516,667	$109,244,891

Balance sheet overview
At March 31, 2008, the Bank’s total assets were $108.5 billion, a decline of $728.2 million from December 31, 2007. The primary factor was the Bank’s decision to reduce its investments in short-term money market instruments and Federal funds sold. In the first quarter of 2008, the Bank acquired $2.0 billion of variable-rate GSE issued mortgage-backed securities and designated the purchases as available-for-sale. No acquisitions were made for the Bank’s held-to-maturity portfolio. Member demand for advances grew by $2.3 billion at March 31, 2008, compared to December 31, 2007 in par terms. The Bank also reduced its reliance on using discount notes as a funding vehicle, and opted to issue floating-rate bonds to replace maturing discount notes and maturing fixed-rate bonds or fixed-rate bonds that were called at their pre-determined exercise dates.

Advances
The FHLBNY’s primary business is making collateralized loans, known as “advances”, to members. Reported book value of advances was $85.9 billion at March 31, 2008, up from $82.1 billion at December 31, 2007. Par amount of advances outstanding was $82.9 billion at March 31, 2008 compared to $80.6 billion at December 31, 2007. Reported book values include fair value basis adjustments under the hedge accounting provisions of SFAS 133.
The Bank has continued to meet member demand for liquidity and has demonstrated a willingness to be a reliable provider of well-priced funds to its members. The FHLBNY’s ability to be a source of liquidity for its membership is dependent on the Bank’s ability to raise funding in the financial markets through the issuance of consolidated obligation bonds and discount notes. The credit quality of the FHLBank debt continues to attract investors in local and global market places.
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and term funding driven by economic factors, such as availability to the FHLBNY’s members of alternative funding sources, or the interest rate environment and the outlook for the economy. Members’ assets typically grow faster than the growth of their customer deposits, and if members choose to grow their assets, they would utilize the FHLBNY’s advances to fill the gap.
Members may choose to prepay advances, which may incur prepayment fees, based on their expectations of interest rate changes and demand for liquidity. Demand may also be influenced by the dividend payout to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership and activity based stock. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by members of another FHLBank or a non-member, they no longer qualify for membership in the FHLBNY and the Bank may not offer renewals or additional advances to non-members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight lending.
Advances — By type
The following table summarizes advances by product types (dollars in thousands):

	March 31, 2008		December 31, 2007
		Percentage		Percentage
	Amounts	of total	Amounts	of total
Adjustable Rate Credit — ARCs	$17,961,350	21.66%	$19,812,544	24.58%
Fixed Rate Advances	42,846,659	51.68	37,313,594	46.30
Repurchase (Repo) Agreement	16,840,244	20.31	16,098,080	19.97
Short-Term Advances	3,475,875	4.19	4,590,805	5.70
Mortgage Matched Advances	745,917	0.90	690,058	0.86
Overnight Line of Credit (OLOC) Advances	589,780	0.71	1,767,080	2.19
All other categories	455,309	0.55	319,893	0.40

Total par value of advances	82,915,134	100.00%	80,592,054	100.00%

Discount on AHP Advances	(395)		(417)
SFAS 133 hedging adjustments	3,012,694		1,498,030

Total	$85,927,433		$82,089,667

Advance growth was concentrated among medium and longer term, fixed-rate advances and primarily those with put options that are competitively priced to members. At March 31, 2008, short-term, adjustable-rate and overnight advances declined from December 31, 2007 primarily because of the relative pricing advantage perceived by members of borrowing funds with slightly longer maturities.

Member demand for advance products
ARC Advances — ARC advances declined to $18.0 billion at March 31, 2008 from $19.8 billion at December 31, 2007. One large member/borrower did not replace $1.5 billion in maturing ARC advances in the first quarter of 2008. Generally, the FHLBNY’s larger members have been the more significant borrowers of ARCs.
ARC advances are medium- and long-term loans that can be linked to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, the Federal funds rate, or Prime. Members use ARC advances to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets. The interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to that designated index. Principal is due at maturity and interest payments are due at every reset date, including the final payment date. ARC advances have continued to be a significant category of advances.
Fixed-rate Advances — Demand for Fixed-rate advances steadily increased throughout 2007 and demand continued through the first quarter of 2008. Fixed-rate advance outstanding at March 31, 2008 was $42.8 billion, up from $37.3 billion at December 31, 2007. Fixed-rate advances are primarily fixed-rate putable or convertible advances, and balances may fluctuate because of the put feature which allows the FHLBNY to exercise its right to “terminate” the putable advance at pre-determined dates or a series of dates. Almost all of the growth in the fixed-rate category was from increased borrowings of Fixed-rate putable advances. The competitively priced putable Fixed-rate advances continue to be in demand by the FHLBNY members.
Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from 2 days to 30 years. Fixed-rate advances, comprising putable and non-putable advances were the largest category of advances at March 31, 2008 and December 31, 2007. Fixed-rate, putable advances are competitively priced where the FHLBNY purchases the option from the member to put the advance back to borrowers (members) at predetermined exercise dates. This feature lowers the member’s cost of the advance. These advances are also known as convertible advances. If on the put date, the FHLBNY exercises its option, the existing advance is matured. The member may request a replacement advance of any type or term within the available suite of advance products that is offered to all members on that day. In order to qualify for an advance, regardless of whether or not the advance is replacement funding, a member must meet the Bank’s credit and collateral criteria.
REPO Advances — The amount of Repo advances outstanding at March 31, 2008 was $16.8 billion, up from $16.1 billion at December 31, 2007. This product includes both putable or convertible REPO advances and non-putable REPO advances.
REPO advances are secured by eligible securities and can be structured to have a fixed or variable interest rate, “bullet” or quarterly interest payments, and a put option, by which the FHLBNY receives an option to require payment after a predetermined lockout period. Members may use U.S. Treasuries, Agency-issued debentures, and mortgage-backed securities as collateral.
Short-term Advances — Short-term fixed-rate advances are a smaller category of advances and member demand for the Bank’s fixed-rate products has weakened in the first quarter of 2008, and the category declined to $3.5 billion at March 31, 2008 from $4.6 billion at December 31, 2007. It is probable that members may have opted to lock in low rates and borrow longer-term funds.

Overnight Line of Credit (“OLOC”) — In the first quarter of 2008, certain members may have opted to lock in low prevailing rates and borrow longer-term funds. As a result, outstanding OLOC Advances declined to $0.6 billion at March 31, 2008, compared to $1.8 billion at December 31, 2007. The OLOC program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs. OLOC Advances mature on the next business day, at which time the advance is repaid.
Member demand for the Overnight Line of Credit Advances (OLOC Advances) reflects the immediate liquidity needs of members and variability may also reflect the seasonal needs of certain member banks for their short-term liquidity requirements. Some large members also use OLOC advances to adjust their balance sheet in line with their own leverage targets.
Impact of mergers and prepayments
Merger activity is an important factor and, if significant, would contribute to an uneven pattern in advance balances. Three members were acquired by non-members in the first quarter of 2008. Two were considered to be of significant borrowing potential had the merger not occurred. Typically, merger activity results in the loss of new business as the FHLBank Act does not permit new advances to former members or advances to replace maturing advances. Advances held by members who are acquired by non-members may remain outstanding until their contractual maturities. Merger activity may also result in a decline in the advance book if the acquired member decides to prepay existing advances partially or in full depending on the post-merger liquidity needs.
In the first quarter of 2008, member initiated prepayments totaled $2.1 billion. The Bank recorded net prepayment fee income of $8.2 million in the first quarter of 2008, compared to $1.9 million in prepayment fees in the prior year first quarter.
Impact of hedging
The FHLBNY hedges certain advances under the provisions of SFAS 133 by the use of both callable and non-callable interest rate swaps as fair value hedges. Recorded fair value basis adjustments to advances in the Statements of condition were a result of hedging activities under the provisions of SFAS 133. The FHLBNY hedges the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Net interest accruals from qualifying hedges are recorded with interest income from advances. Fair value changes of qualifying hedged advances are recorded as a Net realized and unrealized gain (loss) on derivative and hedging activities, a component of Other income (loss), and an offset is recorded as fair value basis adjustment to the carrying amount of the advances in the Statements of condition.
The Bank primarily hedges putable or convertible advances and certain “bullet” fixed-rate advances. Par amount of putable advances that was hedged at March 31, 2008 were $52.5 billion compared to $47.0 billion at December 31, 2007.
Derivative transactions are employed to hedge fixed-rate advances in the following manner and to achieve the following objectives:
The FHLBNY:
•	makes extensive use of the derivatives to restructure interest rates on fixed-rate advances, both putable or convertible and non-putable (“bullet”), to better match the FHLBNY’s cash flows to enhance yields and to manage risk from a changing market environment.
•	converts, at the time of issuance, certain simple fixed-rate bullet and putable fixed-rate advances into synthetic floating-rate advances by the simultaneous execution of interest rate swaps that convert the cash flows of the fixed-rate advances to conventional adjustable rate instruments tied to an index, typically 3-month LIBOR.

•	uses derivatives to manage the risks arising from changing market prices and volatility of fixed coupon advances by matching the cash flows of the advance to the cash flows of the derivative, and making the FHLBNY indifferent to changes in market conditions. Putable advances are typically hedged by an offsetting derivative with a mirror-image call option with identical terms.
•	adjusts the reported carrying value of hedged fixed-rate advances for changes in their fair value (“fair value basis” or “fair value”) that are attributable to the risk being hedged in accordance with hedge accounting rules under SFAS 133. Amounts reported for advances in the Statements of condition include fair value hedge basis adjustments.
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
Hedge volume — The largest component of the $52.5 billion in hedged advances at March 31, 2008 was comprised of $42.6 billion in putable advances, up from $38.8 billion at December 31, 2007. The Bank’s putable advance contains a put option purchased by the Bank from the member. Under the terms of the put option, the Bank has the right to terminate the advance at agreed upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then prevailing market rates and at the then existing terms and conditions. When the FHLBNY puts the fixed-rate advance and if the member borrows to replace the fixed-rate advance, the FHLBNY effectively converts the advance from fixed-rate to floating-rate.
At March 31, 2008 and December 31, 2007, almost all putable fixed-rate advances were hedged by interest rate derivatives, principally interest rate swaps, in SFAS 133 qualifying hedge relationships, which effectively converted the fixed-rate exposure of the FHLBNY to a variable-rate exposure, generally indexed to 3-month LIBOR.
In addition, certain LIBOR-indexed advances have “capped” coupons. These caps are offset by purchased options (caps) with mirror-image terms. Fair value changes of caps due to changes in the benchmark rate and option volatilities are recorded as a Net realized and unrealized gain (loss) on derivative and hedging activities in Other income (loss). Purchased interest rate “caps” at March 31, 2008 and December 31, 2007 were $0.9 billion and $1.2 billion, and were accounted for as economic hedges of “capped” variable-rate advances borrowed by members.
Fair value basis adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the Statements of condition were associated with hedging activities under the provisions of SFAS 133.
Reported book value at March 31, 2008 included net unrealized gains of $3.0 billion compared to $1.5 billion at December 31, 2007 and represented fair value hedge basis adjustments under SFAS 133 hedge accounting rules. Fair value basis of previously recorded realized gains and losses from discontinued hedges, net of amortization, was not material. Unrealized gains from fair value basis adjustments to advances were almost entirely offset by net fair value unrealized losses of the derivatives associated with the fair value hedges of advances. Two factors explain the changes at March 31, 2008 from December 31, 2007. First, the LIBOR benchmark rate has continued to decline in the first quarter of 2008 and was lower at March 31, 2008 than at December 31, 2007, the two fair value measurement dates. Since hedged advances are typically fixed-rate, in a declining interest rate environment fixed-rate advances exhibited increasing fair value basis adjustments. Second, hedge volume of swapped fixed-rate advances increased at March 31, 2008 compared to December 31, 2007.

Investments
The FHLBNY maintains investments for liquidity purposes, to manage capital stock repurchases and redemptions, to provide additional earnings, and to ensure the availability of funds to meet the credit needs of its members. The FHLBNY also maintains longer-term investment portfolios, which are principally mortgage-backed securities issued by government-sponsored enterprises and private enterprises, and securities issued by state or local housing finance agencies. Mortgage- and asset-backed securities (“MBS”) acquired must carry the highest ratings from Moody’s Investors Service (“Moody’s”) or Standard & Poor’s Rating Services (“S&P”) at the time of purchase.
Finance Board regulations prohibit the FHLBanks, including the FHLBNY, from investing in certain types of securities and limit the investment in mortgage- and asset-backed securities. These restrictions and limits are set out in more detail in the section captioned “Investments” under Item 1. Business of the Bank’s most recently filed Form 10-K.
Short-term investments — The FHLBNY maintains substantial investments in high-quality, short- and intermediate-term financial instruments. At March 31, 2008 and December 31, 2007, the FHLBNY’s short-term investments consisted of interest-bearing deposits, certificates of deposits, and overnight and term Federal funds sold by highly-rated financial institutions. The Bank invests in certificates of deposits with maturities not exceeding one year issued by major financial institutions, recorded at amortized cost, and reported as interest-bearing deposits in the Statements of condition. Interest-bearing deposits were cash pledged to derivative counterparties to meet collateral requirements.
Long-term investments — At March 31, 2008 and December 31, 2007, long-term investments comprised of mortgage-backed securities, which also includes asset-backed securities, and investment in securities issued by state and local housing agencies classified as held-to-maturity securities as defined under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). During the first quarter of 2008, the Bank acquired $2.0 billion of variable-rate mortgage-backed collateralized mortgage obligations issued by Fannie Mae and Freddie Mac. Neither Fannie Mae nor Freddie Mac are agencies of the U.S. Government nor are their securities guaranteed by the U.S. Government. The acquired securities were designated as available-for-sale under the accounting provisions of SFAS 115. Two grantor trusts were established in the third quarter of 2007 to fund current and potential future payments to retirees for supplemental pension plan obligations. The trust funds are invested in fixed-income and equity funds, which are also designated as available-for-sale.
Mortgage-backed securities — Insurer risks and ratings and securities supported by loans with low FICO scores and high loan-to-value ratios. — For a detailed discussion and analysis of MBS securities, and securities supported by loans with low FICO scores and high loan-to-value (“LTVs”) ratios, see Investment Quality in the section captioned Asset Quality in this MD&A.

The following table summarizes changes in investments by categories (including held-to-maturity and available-for-sale securities) between December 31, 2007 and March 31, 2008 (dollars in thousands):

	March 31,	December 31,	Dollar	Percentage
	2008	2007	Variance	Variance

State and local housing agency obligations	$575,067	$576,971	$(1,904)	(0.33)%
Mortgage-backed securities	11,030,960	9,707,783	1,323,177	13.63

Total investment securities	11,606,027	10,284,754	1,321,273	12.85

Grantor trusts	12,495	13,187	(692)	(5.25)
Interest-bearing deposits *	4,970,000	10,696,600	(5,726,600)	(53.54)
Federal funds sold	3,945,000	4,381,000	(436,000)	(9.95)

Total investments	$20,533,522	$25,375,541	$(4,842,019)	(19.08)%

*	Excludes bank deposits at another FHLBank.
Held-to-maturity securities
Held-to-maturity securities were comprised of GSE and privately issued mortgage-backed securities, including commercial mortgage- and asset-backed securities that were rated triple-A by S&P and or Moody’s, and mortgage-pass-throughs and Real Estate Mortgage Investment Conduit bonds issued by GSE. At March 31, 2008, three securities with an amortized cost of $82.1 million and estimated fair value of $66.2 million had been downgraded by Fitch Investor Services (“Fitch”) to double-A. Investment in mortgage-backed securities provides a reliable income stream. Limits on the size of the MBS portfolio are defined by Finance Board regulations, which limits holding of MBS to 300% of capital. At March 31, 2008 and December 31, 2007, the Bank was within these limits.
In addition, the FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) also classified as held-to-maturity that were rated at least “Aa” by Moody’s or “AA” by S&P at March 31, 2008 and at December 31, 2007.
At March 31, 2008, held-to-maturity securities declined to $9.6 billion compared to $10.3 billion at December 31, 2007. No acquisitions were made in the first quarter of 2008.
Mortgage-backed securities — Fixed-rate MBS declined to $8.9 billion at March 31, 2008 due to paydowns. Variable-rate MBS also declined because of paydowns to $187.8 million at March 31, 2008. The Bank’s conservative purchasing practices over the years are evidenced by the concentration in mortgage-backed securities issued by GSEs. Except for three securities which were downgraded by Fitch to double-A, all other MBS were rated triple-A at March 31, 2008 and December 31, 2007.
Housing finance agency bonds — Investment in HFA bonds declined slightly, because of paydowns in the first quarter of 2008 and the outstanding balance was $575.0 million at March 31, 2008 compared to $577.0 million at December 31, 2007. Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing. These obligations carried a rating of double-A or higher.

Fair values of held-to-maturity securities
The estimated fair values of held-to-maturity securities at March 31, 2008 and December 31, 2007 were estimated by management using a reputable securities dealer’s pricing service. The Bank performs extensive analysis to validate pricing and these processes are summarized in Note 1. Accounting Changes, Significant Accounting Policies and Significant Estimates, and Recently Issued Accounting Standards. At March 31, 2008 and December 31, 2007, estimated fair values of fixed-rate securities were affected by changes in market interest rates and the FHLBNY generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with the FHLBNY’s experience. The Bank has the financial ability and the positive intent to hold its long-term investment securities to their ultimate recovery in value.
MBS securities — At March 31, 2008, the net unrealized market value loss of all held-to-maturity mortgage-backed securities was $1.4 million compared to $14.5 million at December 31, 2007. The gross unrealized market value loss at March 31, 2008 was $109.6 million compared to $97.2 million at December 31, 2007.
Gross unrealized loss of MBS securities that were in an unrealized loss position of 12 months or more was $42.3 million at March 31, 2008 compared to $55.7 million at December 31, 2007. The Bank has analyzed the securities in an unrealized loss position and concluded that these securities were temporarily impaired as defined under FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”.
Housing finance agency bonds — At March 31, 2008, the net unrealized market value loss of HFA bonds was $17.3 million compared to a net unrealized gain position of $9.6 million at December 31, 2007. The gross unrealized market value loss at March 31, 2008 was $22.4 million compared to $0.2 million at December 31, 2007. Housing finance agency bonds in gross unrealized loss positions of 12 months or more aggregated $0.2 million at March 31, 2008 and December 31, 2007.
The FHLBNY conducts a review and evaluation of the securities portfolio to determine, based on the creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, if the decline, if any, in the fair value of a security below its carrying value is other than temporary. The FHLBNY generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with the FHLBNY’s experience. Based on analysis of its investment securities, the Bank has concluded that fair values below their carrying values represented temporary impairment at March 31, 2008 and December 31, 2007. The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities until recovery of their value.

Available-for-sale securities
In the first quarter of 2008, the Bank acquired $2.0 billion of variable-rate mortgage-backed collateralized mortgage obligations issued by Fannie Mae and Freddie Mac. The acquired securities were designated as available-for-sale. At March 31, 2008, the fair values of these securities were below their amortized cost, and net unrealized losses of $16.2 million were recorded to the carrying values of these securities with an offset to Accumulated other comprehensive income (loss), which is a component of retained earnings. Two grantor trusts were established in the third quarter of 2007 to fund current and potential future payments to retirees for supplemental pension plan obligations. The trust funds are invested in fixed-income and equity funds, which are also designated as available-for-sale. The estimated fair values of the mutual funds were below amortized cost by $0.8 million at March 31, 2008, compared net unrealized losses of $0.4 million at December 31, 2007.
Mortgage Loans Held-for-Portfolio
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2008		December 31, 2007
	2008	Percentage	2007	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$513,767	35.08%	$529,839	35.61%
Fixed long-term single-family mortgages	946,867	64.64	953,946	64.11
Multi-family mortgages	4,080	0.28	4,102	0.28

Total par value	1,464,714	100.00%	1,487,887	100.00%

Unamortized premiums	11,437		11,779
Unamortized discounts	(6,629)		(6,805)
Basis adjustment [1]	(583)		(600)

Total mortgage loans held-for-portfolio	1,468,939		1,492,261
Allowance for credit losses	(663)		(633)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,468,276		$1,491,628

[1]	Represents fair value basis of opened and closed delivery commitments.
At March 31, 2008 and December 31, 2007, the portfolio of mortgage loans was comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”) and Community Mortgage Asset loans (“CMA”). More details about the MPF program can be found in Mortgage Partnership Finance Program under the caption Acquired Member Assets Program in the Bank’s most recently filed Form 10-K. In the CMA program, the FHLBNY holds participation interests in residential and community development mortgage loans. Acquisition of participations under the CMA program was suspended indefinitely in November 2001 and the loans are being paid down under their contractual terms.
MPF Program — The book value of investments in the MPF program was $1.5 billion at March 31, 2008, a decline of $23.3 million from December 31, 2007. Paydowns were allowed to outpace acquisitions in the first quarter of 2008. The FHLBNY does not expect the MPF loans to increase substantially, and the Bank provides this product to its members as another alternative for its members to sell their mortgage production.

CMA Program — The book value of investment in the CMA program, which has not been active since 2001 and has been declining steadily over time, was $4.1 million at March 31, 2008 and December 31, 2007.
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
Reported amounts of consolidated obligations outstanding, comprised of bonds and discount notes, at March 31, 2008 were $99.5 billion, compared to $101.1 billion at December 31, 2007 and the decline paralleled the slight decline in total assets at March 31, 2008 from the prior year-end. The reliance on the issuance of consolidated obligations has remained substantially unchanged over the years, indicative of the stable funding strategy pursued by the FHLBNY to rely on FHLBank debt for financing its activities.
Since the market dislocation in the fourth quarter of 2007, investor demand for FHLBank discount notes has been strong and continued to be motivated by the uncertain conditions in the fixed income market. In the first quarter of 2008, the FHLBNY continued to issue discount notes at favorable spreads to LIBOR. In the middle of the first quarter of 2008, the FHLBNY forecasted likely deterioration in the execution prices of discount notes and made a decision to reduce its reliance on discount notes for its short-term funding needs.
At about the middle of the first quarter of 2008, investor demand increased for single-index floating-rate bonds. The demand for FHLBank issued floating-rate bonds was driven by the demand from the money market sector as investors shifted their funds into money market funds in light of the prevailing market conditions, and investments in FHLBank issued floating-rate bonds were a good credit choice for investors.
As a result of the prevailing conditions, the Bank made a tactical change in its funding strategy in the first quarter of 2008. It replaced maturing discount notes with longer-term floating-rate and fixed-rate bonds. As a result, the amount of discount notes outstanding at March 31, 2008 declined to $26.3 billion from $34.8 billion at December 31, 2007, and the amount of floating-rate bonds outstanding increased to $28.1 billion at March 31, 2008, up from $14.1 billion at December 31, 2007.

The following summarizes types of bonds issued and outstanding (in thousands):

	March 31, 2008	December 31, 2007

Fixed-rate, non-callable	$37,488,480	$39,642,670
Fixed-rate, callable	6,789,800	11,420,300
Step Up, non-callable	—	—
Step Up, callable	163,000	843,000
Step Down, non-callable	—	—
Step Down, callable	15,000	15,000
Single-index floating rate	28,085,000	14,135,000

Total par value	72,541,280	66,055,970

Bond premiums	55,352	38,586
Bond discounts	(31,826)	(28,529)
SFAS 133 fair value basis adjustments	563,525	259,405
Fair value basis adjustments on terminated hedges	(4,300)	385

Total bonds	$73,124,031	$66,325,817

Fixed-rate non-callable debt — At March 31, 2008, fixed-rate non-callable debt decreased by $2.2 billion compared to December 31, 2007, as the Bank replaced maturing non-callable debt with floating-rate debt. In the fourth quarter of 2007 and continuing through the first quarter of 2008, FHLBank fixed-rate bond execution was also affected by the credit uncertainty in the markets, and despite the triple-A quality ascribed to the consolidated obligation bonds, investor demand was relatively stronger for shorter-term debt, floating-rate debt, and discount notes. It is understandable that market turmoil drove investors into shorter duration investments and floating-rate debt which reset periodically based on prevailing market rates also made them an attractive choice. Execution levels for longer-term non-callable bonds were less favorable.
Fixed-rate callable debt — Starting in the last half of 2007 and continuing through the first quarter of 2008, spreads to both U.S. Treasury securities and LIBOR widened and pricing has been relatively unfavorable. As a result, issuance of callable debt was not as attractive as alternative funding strategies of either issuing discount notes or floating-rate notes. In addition, declining rates have continued to cause the redemption of callable bond redemptions in the first quarter of 2008 in association with the calls on the associated interest rate swaps. As a result, outstanding amounts of fixed-rate callable debt were allowed to decline as maturing or called bonds were not replaced by issuing more callable bonds. Total fixed-rate callable bonds outstanding, which had stood at $11.4 billion at December 31, 2007, declined to $6.8 billion at March 31, 2008.
With a callable bond, the Bank purchases a call option from the investor, and the option allows the Bank to terminate the bond at predetermined call dates. When the Bank purchases the call option from investors it typically increases the investment yield to the investor, who has traditionally been receptive to callable-bond yields offered by the FHLBanks.
Floating-rate debt — Issuances of floating-rate debt, indexed to LIBOR, increased during the first quarter of 2008 as the Bank relied less on issuances of discount notes and callable fixed-rate bonds. When execution spreads were favorable, maturing/called fixed-rate callable bonds and maturing discount notes were replaced with slightly longer term floating-rate consolidated obligation bonds. Execution spreads have remained favorable through the first quarter of 2008, a trend that started in 2007. Floating-rate bonds, which reset periodically with market rates, have become an attractive choice for investors and dealers in the difficult market conditions. Increased investor appetite for floating-rate debt may also have been due to a “flight to quality” and away from highly-rated commercial paper in the recent market turmoil. LIBOR-based, single-index floaters have been the primary issuances. The Bank also issued single-index floaters tied to Fed funds and prime rate.

Discount notes — Consolidated obligation discount notes provide the FHLBNY with short-term funds. These notes have maturities of up to one year and are offered daily through a dealer-selling group; the notes are sold at a discount from their face amount and mature at par.
The following summarizes discount notes issued and outstanding (dollars in thousands):

			Weighted
	Book	Par	Average
	Value	Value	Interest Rate

March 31, 2008	$26,337,442	$26,412,045	2.35%

December 31, 2007	$34,791,570	$34,984,105	4.28%

The Bank reduced its inventory of money-market instruments and in parallel reduced the issuances of discount notes.
Impact of hedging fixed-rate consolidated obligation bonds
The Bank hedges certain fixed-rate debt under the provisions of SFAS 133 by the use of both callable and non-callable interest rate swaps in a fair value hedge. The Bank also hedges anticipatory issuances of bonds under the provisions of “cash flow” hedging rules of SFAS 133.
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
Derivative transactions are employed to hedge consolidated bonds in the following manner to achieve the following principal objectives:
The FHLBNY:
•	Makes extensive use of the derivatives to restructure interest rates on consolidated obligation bonds, both callable and non-callable, to better meet its members’ funding needs, to reduce funding costs, and to manage risk in a changing market environment.
•	Converts at the time of issuance, certain simple fixed-rate bullet and callable bonds into synthetic floating-rate bonds by the simultaneous execution of interest rate swaps that convert the cash flows of the fixed-rate bonds to conventional adjustable rate instruments tied to an index, typically 3-month LIBOR.
•	Uses derivatives to manage the risk arising from changing market prices and volatility of a fixed coupon bond by matching the cash flows of the bond to the cash flows of the derivative and making the FHLBNY indifferent to changes in market conditions. Except when issued to fund MBS and MPF loans, callable bonds are typically hedged by an offsetting derivative with a mirror-image call option with identical terms.

•	Adjusts the reported carrying value of hedged consolidated bonds for changes in their fair value (“fair value basis adjustments” or “fair value”) that are attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for consolidated obligation bonds in the statements of condition include fair value hedge basis adjustments.
•	Lowers funding cost by the issuance of a callable bond and the execution of an associated interest rate swap with mirrored call options, which results in funding at a lower cost than the FHLBNY would otherwise have achieved. The continued attractiveness of the issuance of callable bonds and the simultaneous swapping with a derivative instrument depends on the price relationships in both the bond and the derivatives markets.
The most significant element that impacts balance sheet reporting of debt is the recording of fair value basis adjustments. Also, when callable bonds are hedged by callable swaps, the possibility of exercise of the call shortens the expected maturity of the bond. The impact of hedging debt on recorded interest expense is discussed in this MD&A under “Results of Operations”. Its impact as a risk management tool is discussed under Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Fair value basis adjustments — The reported carrying values of hedged consolidated bonds are adjusted for changes in their fair value basis adjustments that are attributable to the risk being hedged in accordance with hedge accounting rules. The Bank hedges the risk of changes in the benchmark interest rate, which the Bank has designated as LIBOR.
At March 31, 2008, the Bank had hedged $29.6 billion in SFAS 133 qualifying hedges of its total bonds of $72.5 billion outstanding at March 31, 2008. At March 31, 2008, the Bank hedged economically the basis risk of $16.0 billion of floating-rate bonds, and $590.4 million of discount notes to hedge the interest rate risk.
In comparison, at December 31, 2007, of the par amounts of $66.1 billion in bonds outstanding, the Bank had hedged $34.9 billion under SFAS 133 qualifying fair value hedges, and another $1.5 billion in economic hedges. In addition, at December 31, 2007, the Bank had $127.5 million of notional amounts of interest-rate swaps to hedge the anticipated issuance of debt and to “lock in” a spread between the earning asset and cost of funding. Such hedges were accounted for as “cash flow” hedges under the provisions of SFAS 133.
Declining hedge ratio at March 31, 2008 is explained by declining amounts of fixed-rate callable bonds, which typically constitute the largest percentage of hedged bonds.
The reported carrying value of hedged consolidated bonds is adjusted for changes in their fair value basis adjustments that are attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for consolidated obligations in the balance sheet included hedging fair value basis adjustments of $563.5 million at March 31, 2008 compared to $259.4 million at December 31, 2007, and represented net unrealized fair value basis losses at those dates.
Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume. The yield curve at March 31, 2008 had shifted downward compared to December 31, 2007 for most tenors that were relevant to the Bank’s hedged debt portfolio. In a falling interest rate environment, fixed-rate debt exhibited fair value losses and the change was consistent with the observed down shift in the yield curve, especially in the short-end and the 2-3 year forward rates. Hedge volume was also lower at March 31, 2008 compared to December 31, 2007.

Deposit Liabilities
Deposits liabilities comprised of member deposits and, from time-to-time, may also include unsecured overnight borrowings from other FHLBanks.
Member deposits — The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Total deposits, including demand and term, aggregated $2.6 billion at March 31, 2008, up from $1.6 billion at December 31, 2007. Fluctuations in member deposits have little impact on the Bank and are not a significant source of liquidity for the Bank.
Borrowings from other FHLBanks — The Bank borrows from other FHLBanks, generally for a period of one day. There were no borrowings outstanding at March 31, 2008 or December 31, 2007. In the first quarter of 2008, the average amount borrowed was $19.1 million. All transactions were at market terms.
Mandatorily Redeemable Capital Stock
The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of income. Redeemable capital stock is generally accounted for under the provisions of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). Mandatorily redeemable capital stock at March 31, 2008 and December 31, 2007 represented stock held primarily by former members who were no longer members by virtue of being acquired by members of other FHLBanks. Under existing practice, such stock will be repaid when the stock is no longer required to support outstanding transactions with the FHLBNY.
The FHLBNY reclassifies the stock subject to redemption from equity to liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership.
At March 31, 2008 the amount of mandatorily redeemable capital stock classified as a liability was $181.8 million compared to $238.6 million at December 31, 2007. In the first quarter of 2008, three members merged with non-members. In compliance with Finance Board regulations, the Bank classified these three members as non-members, and $58.3 million of capital was reclassified from capital to liability.
The Bank repurchased $115.1 million of mandatorily redeemable capital stock in the first quarter of 2008, when non-member advances matured in their normal course, and were not replaced under Finance Board rules. The Bank also repurchased the excess stock of the former members.
No member had notified the FHLBNY at March 31, 2008 or at December 31, 2007 of their intention to voluntarily withdraw from membership. The Bank reclassifies stock of members to a liability on the day the member’s charter is dissolved upon acquisition by a non-member.

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
Finance Board regulations prohibits the speculative use of derivatives. The FHLBNY does not take speculative positions with derivatives or any other financial instruments, or trade derivatives for short-term profits. The FHLBNY does not have any special purpose entities or any other types of off-balance sheet conduits. The FHLBNY established two small grantor trusts related to employee benefits programs.
The notional amounts of derivatives are not recorded as assets or liabilities in the Statements of condition, rather the fair values of all derivatives are recorded as either derivative asset or derivative liability. Although notional principal is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since the notional amount does not change hands (other than in the case of currency swaps, of which the FHLBNY has none).
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
For additional information see Note 9. Derivatives.

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
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the statements of condition (in thousands):

	March 31, 2008		December 31, 2007
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Advances-fair value hedges	$52,494,244	$(3,011,168)	$46,953,298	$(1,495,055)
Advances (Caps)-economic hedges	1,035,883	(1,016)	1,157,694	2
Consolidated obligations-fair value hedges	29,618,975	572,879	34,813,015	251,628
Consolidated obligations-economic hedges	16,950,438	(7,597)	1,538,100	5,454
MPF loan-commitments	8,259	26	1,351	5
Cash Flow-anticipated transactions	—	—	127,500	(177)
Intermediary positions-economic hedges	50,000	21	70,000	22

Total notional and fair value	$100,157,799	$(2,446,855)	$84,660,957	$(1,238,121)

Total derivatives, excluding accrued interest		$(2,446,855)		$(1,238,121)
Cash collateral pledged to counterparties		1,731,800		396,400
Cash collateral received from counterprties		(31,800)		(41,300)
Accrued interest		237,852		238,657

Net derivative balance		$(509,003)		$(644,364)

Net derivative asset balance		$58,865		$28,978
Net derivative liability balance		(567,868)		(673,342)

Net derivative balance		$(509,003)		$(644,364)

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
The degree of counterparty credit risk may depend, among other factors, on the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk. Twenty-one counterparties (eighteen non-members and three members) represented 100% of the total notional amount of the FHLBNY’s outstanding derivative transactions at March 31, 2008 and December 31, 2007.
Risk measurement — Although notional amount is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since derivative counterparties do not exchange the notional amount (except in the case of foreign currency swaps of which the FHLBNY has none). Counterparties use the notional amounts of derivative instruments to calculate contractual cash flows to be exchanged. The fair value of a derivative in a gain position is a more meaningful measure of the FHLBNY’s current market exposure on derivatives. The FHLBNY estimates exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a gain position, net of collateral pledged by the counterparty to mitigate the FHLBNY’s exposure. All derivative contracts with non-members are also subject to master netting agreements or other right of offset arrangements.
Exposure — At March 31, 2008, the FHLBNY’s credit risk was approximately $58.9 million after recognition of cash collateral held by the FHLBNY. The comparable exposure was $28.9 million at December 31, 2007. In determining credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY mitigates its exposure by requiring derivative counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. Derivative counterparties had pledged $31.8 million in cash to the FHLBNY at March 31, 2008. At December 31, 2007, the comparable cash held by the FHLBNY was $41.3 million.
Derivative counterparty ratings — The Bank’s credit exposure at March 31, 2008, in a gain position, after recognition of cash collateral were to three derivative counterparties, with a double-A credit rating as assigned by a Nationally Recognized Statistical Rating Organization. The Bank was also exposed to one member institution on whose behalf the FHLBNY had acted as an intermediary, and the exposure was also collateralized under standard agreements with the FHLBNY’s members. Acting as an intermediary, the Bank had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties.

Risk mitigation — The FHLBNY mitigates derivative counterparty credit risk by contracting only with experienced counterparties with investment-grade credit ratings. Annually, the FHLBNY’s management and Board of Directors review and approve all non-member derivative counterparties. Management monitors counterparties on an ongoing basis for significant business events, including ratings actions taken by nationally recognized statistical rating organizations. All approved derivatives counterparties must enter into a master “International Swaps and Derivatives Association” (“ISDA”) agreements with the FHLBNY and, in addition, execute the Credit Support Annex to the ISDA agreement that provides for collateral support at predetermined thresholds. These annexes contain enforceable provisions for requiring collateral on certain derivative contracts that are in a gain position. The annexes also define the maximum net unsecured credit exposure amounts that may exist before collateral delivery is required. Typically, the maximum amount is based upon an analysis of individual counterparty’s rating and exposure.
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

Asset Quality and Concentration — Advances, Investment securities, and Mortgage Loans
The FHLBNY is exposed to credit risk — the risk of loss due to default — in its lending, investing, and hedging activities. It has instituted processes to help manage and mitigate this risk. Despite such processes, some amount of credit risk will always exist. External events, such as severe economic downturns, declining real estate values (both residential and non-residential), changes in monetary policy, adverse events in the capital markets, and other developments, could lead to member or counterparty default or impact the creditworthiness of investments. Such events could have a negative impact upon the FHLBNY’s income and financial performance. For additional information, also see Asset Quality and Concentration in the Bank’s most recently filed Form 10-K on March 28, 2007.
The following table summarizes the FHLBNY’s loan portfolios (in thousands):

	March 31, 2008	December 31, 2007

Advances	$85,927,433	$82,089,667

Mortgage loans before allowance for credit losses	$1,468,939	$1,492,261

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
The FHLBNY’s credit risk from advances at March 31, 2008 and December 31, 2007 was concentrated in commercial banks and savings institutions. All advances were fully collateralized. In addition, borrowing members pledge their stock of the FHLBNY as additional collateral for advances. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.

Advances — Concentration
Advances to large members constitute a significant percentage of FHLBNY’s advance portfolio and its source of revenues. For additional information on top five advance holders at March 31, 2008 and December 31, 2007, see Note 16. Segment Information.
Investment quality
The Bank has analyzed its investments in light of the prevailing market conditions and believes impairment, if any, is only temporary. The management of the FHLBNY has the positive intent and the financial ability to hold the securities to the ultimate recovery of their value.
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
Based upon this analysis, it was determined that the Bank did not experience any other-than-temporary impairment in the value of its investments at March 31, 2008 or at December 31, 2007.
Long-term investments
Long-term investments were principally comprised of held-to-maturity GSE and privately issued mortgage-backed, commercial mortgage-backed, and asset-backed securities, collectively referred to as “MBS”, that were rated triple-A by Moody’s and S&P at March 31, 2008. See discussions in the following pages for three bonds that were downgraded by Fitch to double-A.
The FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) that were rated at least “Aa” by Moody’s and “AA” by S&P.

Mortgage-backed securities
Residential mortgage-backed securities supported by loans with low FICO scores and high loan-to-value ratios — At March 31, 2008, the Bank’s $9.0 billion investment in mortgage-backed securities designated as held-to-maturity included residential mortgage-backed securities with amortized cost of $671.6 million that were supported by loans with low FICO scores. Also, mortgage-backed securities with an amortized cost of $75.9 million were supported by loans with high loan-to-value ratios
(“high LTVs”). The table below summarizes the book and estimated fair values of MBS supported by loans with low FICO scores and high LTVs and impacted by rating actions (in thousands):

	March 31, 2008
			Low FICO [2]		High LTVs [3]
	Totals		RMBS		RMBS
	Book	Market Value	Book	Market Value	Book	Market Value

Securities downgraded [1]	$82,114	$66,215	$48,568	$38,995	$33,546	$27,220
Securities under downgrade watch	—	—	—	—	—	—

	82,114	66,215	48,568	38,995	33,546	27,220
Securities — Stable	665,414	597,362	623,021	563,221	42,393	34,141

	$747,528	$663,577	$671,589	$602,216	$75,939	$61,361

	December 31, 2007
			Low FICO [2]		High LTVs [3]
	Totals		RMBS		RMBS
	Book	Market Value	Book	Market Value	Book	Market Value

Securities downgraded [1]	$86,790	$81,913	$50,787	$48,092	$36,003	$33,821
Securities under downgrade watch	267,210	260,000	222,421	217,202	44,789	42,798

	354,000	341,913	273,208	265,294	80,792	76,619
Securities — Stable	438,616	415,361	438,616	415,361	—	—

	$792,616	$757,274	$711,824	$680,655	$80,792	$76,619

[1]	See discussion below.
Mortgage-backed securities
MBS supported by collateral with low FICO scores2 - These securities are seasoned MBS (acquired prior to 2003), and supported by non-conforming residential mortgage loans and home-equity loans collateralized at the time of issuance by loans with a weighted average FICO score of 660 or less. All securities were rated triple-A at the time of purchase, and by S&P and Moody’s at March 31, 2008 and December 31, 2007.
Early in the first quarter of 2008, Fitch downgraded two securities with low FICO scores to double-A negative watch. Amortized cost and estimated fair value at March 31, 2008 was $48.6 million and $39.0 million. In March 2008, Fitch reaffirmed the securities’ ratings as double-A, but removed them from negative watch. The two securities are insured by Ambac Assurance Corp. Moody’s continues to rate the two securities as triple-A. S&P rates only one of the two securities which is rated triple-A.
In February 2008, S&P and Moody’s also placed 12 mortgage-backed securities with low FICO scores under negative watch. Between February 25, 2008 and March 31, 2008, S&P and Moody’s removed the 12 securities from negative watch, and reaffirmed the securities triple-A rating.

MBS supported by collateral with high loan-to-value ratios — Two seasoned mortgage-backed securities are supported by loans with high LTVs. The securities were collateralized at the time of issuance by loans with a weighted average FICO score of 695 or greater. The two securities were rated triple-A at the time of purchase and at March 31, 2008 and December 31, 2007 by S&P and Moody’s. In February 2008, Fitch downgraded one of the two securities to double-A negative watch. In March 2008, Fitch reaffirmed the rating as double-A, and removed the security from negative watch.
State and local housing finance agency bonds
At March 31, 2008 the FHLBNY’s held-to-maturity portfolio also included investments in state and local housing finance agency bonds. The amortized cost was $575.1 million and fair value was $557.7 million. For more information, see Note 2. Held-to-maturity securities.
In January 2008, S&P and Moody’s placed two bonds under negative watch. In February 2008, the two bonds were affirmed as triple-A by both S&P and Moody’s, while Fitch placed the two bonds under negative watch. In April 2008, the two bonds were downgraded by Fitch to double-A with negative outlook. The amortized cost two of the bonds totaled $110.6 million at March 31, 2008, which was $11.1 million below their estimated fair values.
Monoline insurer risk
Many of the Bank’s investments in mortgage-backed securities and housing finance agency bonds were insured either at their original issue dates by “monoline insurers”, or in certain instances at the initiative of the Bank (Bank purchased wrap). The Bank holds twenty-five mortgage-backed securities covered by insurance policies issued by MBIA Insurance Corp. (“MBIA”), Ambac Assurance Corp. (“Ambac”), and Financial Security Assurance Inc. (“FSA”).
S&P and Moody’s rate MBIA and Ambac at triple-A with a negative outlook. As of the date of filing this Form 10-Q, MBIA and Ambac had their external ratings downgraded by Fitch to double-A with negative outlook. S&P, Moody’s and Fitch rate FSA as triple-A. Ratings downgrade imply an increased risk that these insurers will fail to fulfil their obligations to reimburse the Bank for claims under the insurance policies.

The table below summarizes the Bank’s exposure to MBIA1, Ambac2, and FSA3 at March 31, 2008 and December 31, 2007 (dollars in thousands):

	Mortgage-backed security insurance coverage
	March 31, 2008
	Number of	Security	Amortized	Market
	securities	class	cost	value

Bank purchased insurance (WRAP)
MBIA	3	CMBS	$111,982	$111,472
FSA	2	RMBS	81,573	74,045

FSA	2	Manufactured Housing Bonds	254,869	257,578

	7		448,424	443,095

Insured at issuance
MBIA & AMBAC	16	RMBS	335,637	289,335
FSA	2	RMBS	18,988	18,472

	18		354,625	307,807

Total	25		$803,049	$750,902

	December 31, 2007
	Number of	Security	Amortized	Market
	securities	class	cost	value

Bank purchased insurance (WRAP)
MBIA	3	CMBS	$177,450	$176,780
FSA	2	RMBS	83,413	78,315
FSA	2	Manufactured Housing Bonds	260,972	260,522

	7		521,835	515,617

Insured at issuance
MBIA & AMBAC	16	RMBS	354,000	341,913
FSA	2	RMBS	19,881	19,795

	18		373,881	361,708

Total	25		$895,716	$877,325

[1]	Rated triple-A by S&P, Moody’s and Fitch

[2]	Rated triple-A by S&P and Moody’s; Rated AA by Fitch

[3]	Rated triple-A by S&P, Moody’s and Fitch

Note:	CMBS is commercial mortgage-backed security; RMBS is residential mortgage-backed security. Manufactured Housing Bond is a mortgage backed security supported by manufactured housing loans.
Ten housing finance agency bonds, with amortized cost of $244.4 million and estimated fair value of $229.0 million at March 31, 2008, were covered by insurance policies underwritten by FSA, Ambac and MBIA.

Mortgage loans held-for-portfolio
Underwriting standards — Summarized below are the principal underwriting criteria for the Bank’s Mortgage Partnership Finance Program or MPF through which the Bank acquires mortgage loans for its own portfolio. For a fuller description of the MPF loan mortgage loan standards, refer to pages 8 though 17 of the Bank’s most recent Form 10-K filed on March 28, 2008.
Mortgage loans delivered under the MPF Program must meet certain underwriting and eligibility requirements. Loans must be qualifying 5- to 30-year conforming conventional or Government fixed-rate, fully amortizing mortgage loans, secured by first liens on owner-occupied one-to-four family residential properties and single unit second homes. Not eligible for delivery under the MPF Program are mortgage loans that are not ratable by S&P, or loans that are classified as high cost, high rate, or high risk.
Collectibility of mortgage loans is supported by liens on real estate securing the loan. For conventional loans, defined as mortgage loans other than VA and FHA insured loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. The FHLBNY is responsible for losses up to the “first loss level”. Losses beyond this layer are absorbed through credit enhancement provided by the member participating in the Mortgage Partnership Program. All residual credit exposure is FHLBNY’s responsibility. The amount of credit enhancement is computed with the use of a Standard & Poor’s model to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement is an obligation of the member.
The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended
	March 31,
	2008	2007
Beginning balance	$12,947	$12,162
Additions	125	210
Charge-offs	—	—
Recoveries	—	—

Ending balance	$13,072	$12,372

The First Loss Account (“FLA”) memorializes the first tier of credit exposure and is neither an indication of inherent losses in the loan portfolio nor a loan loss reserve.
Mortgage insurer risk — Credit enhancement is the obligation of the PFI. The PFI’s credit enhancement amount represents a contingent liability to pay the credit losses with respect to the loans purchased by the FHLBNY. In certain instances, the PFI is required under the MPF agreement to purchase supplemental mortgage insurance (“SMI”). The PFI may also require the borrower to purchase private mortgage insurance (“PMI”). Under the MPF program, all insurer providers are required to maintain a credit rating of double-A or better. If a PMI provider is downgraded, the FHLBNY may request the servicer to obtain replacement PMI coverage with a different provider. If a SMI provider is downgraded below a double-A rating, the PFI is required to replace the SMI policy or to provide its own undertaking equivalent to the SMI coverage. However, it is possible that replacement coverage may be unavailable or may result in additional cost to the FHLBNY.
The FHLBNY has purchased certain loans for which the PFI has either purchased SMI or the borrower has purchased PMI from Mortgage Guaranty Insurance Corporation (“MGIC”). The amounts of such loans were not significant at March 31, 2008 or December 31, 2007.
On April 8, 2008, S&P lowered MGIC’s rating to single-A, with negative outlook from double-A, with negative watch. Moody’s and Fitch rating for MGIC is double-A, with negative watch.
The FHLBNY is reviewing its options, and believes that any re-negotiation of SMI/PMI and or transfer of the SMI/PMI to another insurer would have no material impact on the Bank’s reported results of operations, financial condition or cash flows.

The allowance for credit losses with respect to the mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended
	March 31,
	2008	2007

Beginning balance	$633	$593
Charge-offs	—	—
Recoveries	—	—

Net charge-offs	—	—
Provision for credit losses	30	—

Ending balance	$663	$593

Nonperforming mortgage loans represent conventional mortgage loans that are placed on non-accrual and nonperforming status when the collection of contractual principal or interest from the borrower is 90 days or more past due. Loans (excluding Federal Housing Administration and Veterans Administration insured loans) that are 90 days or more past due are considered as non-accrual. Other than the non-accrual loans, no mortgage loans or advances were impaired at March 31, 2008 or December 31, 2007.
Nonperforming mortgage loans and mortgage loans 90 days or more past due and still accruing were as follows (in thousands):

	March 31, 2007	December 31, 2007

Mortgage loans, net of provisions for credit losses	$1,468,276	$1,491,628

Non-performing mortgage loans held-for-portfolio	$3,506	$4,179

Mortgage loans past due 90 days or more and still accruing interest	$439	$384

The FHLBNY’s interest contractually due and actually received for nonperforming mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended
	March 31,
	2008	2007

Interest contractually due	$50	$47
Interest actually received	39	43

Shortfall	$11	$4

Interest reported as income [1]	$—	$—

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.

Liquidity
The FHLBNY’s primary source of liquidity is the issuance of consolidated obligations. To refinance maturing consolidated obligations, the FHLBNY relies on the willingness of the investors to purchase new issuances. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. In addition, the Secretary of the Treasury is authorized to purchase up to $4.0 billion of FHLBank consolidated obligation debt. The FHLBNY’s liquidity position remained in compliance with all regulatory requirements and the Bank does not foresee any changes to that position. Noncompliance would invoke non-compliance penalties and corrective actions under discretionary powers given to the Finance Board under applicable regulations.
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
The specific liquidity requirements applicable to the FHLBNY are described in the next three sections:
Deposit Liquidity. The FHLBNY is required to invest an aggregate amount at least equal to the amount of current deposits received from the FHLBNY’s members in (1) obligations of the U.S. government; (2) deposits in banks or trust companies; or (3) advances to members with maturities not exceeding five years. In addition to accepting deposits from its members, the FHLBNY may accept deposits from any other FHLBank, or from any other governmental instrumentality. The FHLBNY met these requirements at all times.
Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below (in millions):

	Average Deposit	Average Actual
For the quarters ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2008	$2,091	$47,764	$45,673
December 31, 2007	1,776	48,254	46,478
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

The following table summarizes operational liquidity (in millions):

	Average Balance Sheet	Average Actual
For the quarters ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2008	$5,229	$18,232	$13,003
December 31, 2007	4,830	19,522	14,692
Contingency Liquidity. The FHLBNY is required by Finance Board regulations to hold “contingency liquidity” in an amount sufficient to meet its liquidity needs if it is unable to access the consolidated obligation debt markets for at least five business days. Contingency liquidity includes: (1) marketable assets with a maturity of one year or less; (2) self-liquidating assets with a maturity of one year or less; (3) assets that are generally acceptable as collateral in the repurchase market; and (4) irrevocable lines of credit from financial institutions receiving not less than the second-highest credit rating from a nationally recognized statistical rating organization. Contingency liquidity is reported daily. The FHLBNY met these requirements at all times.
The following table summarizes contingency liquidity (in millions):

	Average Five Day	Average Actual
For the quarters ended	Requirement	Contingency Liquidity	Excess
March 31, 2008	$4,887	$16,382	$11,495
December 31, 2007	2,966	17,914	14,948
Leverage and unpledged assets to debt requirements
Finance Board regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are defined as: cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located.

The FHLBNY met the qualifying unpledged asset requirements in each of the periods reported as follows (in thousands):

	March 31, 2008	December 31, 2007
Consolidated Obligations:
Bonds	$73,124,031	$66,325,817
Discount Notes	26,337,442	34,791,570

Total consolidated obligations	99,461,473	101,117,387

Unpledged assets
Cash	33,380	7,909
Less: Member pass-through reserves at the FRB	(20,954)	(19,584)
Secured Advances	85,927,433	82,089,667
Investments	20,533,633	24,979,228
Mortgage Loans	1,468,276	1,491,628
Other loans*	—	—
Accrued interest receivable on advances and investments	468,337	562,323
Less: Pledged Assets	—	—

	108,410,105	109,111,171

Excess unpledged assets	$8,948,632	$7,993,784

*	Excludes $55 million overnight loan to another FHLBank as of December 31, 2007.
Mortgage investment authority
Finance Board investment regulations limit the holding of mortgage-backed securities to 300% of capital. The FHLBNY was in compliance with the regulations at all times.

	March 31, 2008		December 31, 2007
	Actual	Limits	Actual	Limits

Mortgage securities investment authority [1]	228%	300%	198%	300%

[1]	The measurement date is on a one-month “look-back” basis.
On March 24, 2008, the Board of Directors of the Federal Housing Finance Board (Finance Board) adopted Resolution 2008-08, which temporarily expands the authority of a FHLBank to purchase mortgage-backed securities (“MBS”) under certain conditions. The resolution allows an FHLBank to increase its investments in MBS issued by Fannie Mae and Freddie Mac by an amount equal to three times its capital, which is to be calculated in addition to the existing Financial Management Policy limit.
All mortgage loans underlying any securities purchased under this authority must be originated after January 1, 2008. The Finance Board believes that such loans are generally of higher credit quality than loans originated at an earlier time, particularly in 2005 and 2006. The loans underlying any Fannie Mae and Freddy Mac issued MBS acquired pursuant to the new authority must be underwritten to conform to standards imposed by the federal banking agencies in the “Interagency Guidance on Nontraditional Mortgage Product Risks” dated October 4, 2006 and the “Statement on Subprime Mortgage Lending” dated July 10, 2007.

The credit ratings of the FHLBNY and changes thereof were as follows at March 31, 2008.
Long Term:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Long-Term Outlook			Rating
2005	June 30, 2005 — Affirmed	Aaa/Stable

2006			September 21, 2006	Long Term rating upgraded	outlook stable	AAA/Stable

Short Term:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Short-Term Outlook			Rating
2005	June 30, 2005 — Affirmed	P-1

2006			September 21, 2006	Short Term rating affirmed		A-1+

Legislative and Regulatory Developments
Finance Board’s Temporary Increase in Authority to Purchase Mortgage-Backed Securities — In March 2008, the Federal Housing Finance Board (the FHLBNY’s regulator) passed a resolution authorizing the FHLBanks to increase their purchases of agency mortgage-backed securities, effective immediately. Pursuant to the resolution, the limit on the FHLBanks’ mortgage-backed securities authority would increase from 300 percent of capital to 600 percent of capital for two years. The resolution requires an FHLBank to notify the Finance Board prior to its first acquisition under the expanded authority and include in its notification a description of the risk management principles underlying its purchases. The expanded authority is limited to Fannie Mae and Freddie Mac securities. The securities purchased under the increased authority must be backed by mortgages that were originated after January 1, 2008 consistent with, and subsequent to, Federal bank regulatory guidance on nontraditional and subprime mortgage lending.
Merger Discussions between the FHLBanks of Chicago and Dallas — In the FHLBNY’s most recently Form 10K filed on March 28, 2008, merger discussions were noted between the FHLBanks of Chicago and Dallas. On April 4, 2008 the FHLBanks of Chicago and Dallas agreed to terminate previously announced merger discussions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management. Market risk or interest rate risk (“IRR”) is the risk of loss to market value or future earnings that may result from changes in the interest rate environment. Embedded in IRR is a tradeoff of risk versus reward wherein the FHLBNY could earn higher income by having higher IRR through greater mismatches between its assets and liabilities at the cost of potential significant falls in market value and future income if the interest rate environment turned against the FHLBNY’s expectations. The FHLBNY has opted to retain a modest level of IRR which allows it to preserve its capital value while generating steady and predictable income. In keeping with that philosophy, the FHLBNY’s balance sheet consists of predominantly short-term and LIBOR-based assets and liabilities. More than 80 percent of the FHLBNY’s financial assets are either short-term or LIBOR-based, and a similar percentage of its liabilities are also either short-term or LIBOR based. These positions protect the FHLBNY’s capital from large changes in value arising from interest rate or volatility changes.
The primary tool used by management to achieve the desired risk profile is the use of interest rate exchange agreements (“Swaps”). All the LIBOR-based advances are long-term advances that are swapped to 3- or 1-month LIBOR or possess adjustable rates which periodically reset to a LIBOR index. Similarly, a majority of the long-term consolidated obligations are swapped to 3- or 1-month LIBOR. These features create a relatively steady income that changes in concert with prevailing interest rate changes to maintain a spread to short-term rates.
Despite its conservative philosophy, IRR does arise from a number of aspects of the FHLBNY’s portfolio. These include the embedded prepayment rights, refunding needs, rate resets between the FHLBNY’s short-term assets and liabilities, and basis risks arising from differences between the yield curves associated with the FHLBNY’s assets and its liabilities. To address these risks, the FHLBNY uses certain key IRR measures including re-pricing gaps, duration of equity (“DOE”), value at risk (“VaR”), net interest income (“NII”) at risk, and forecasted dividend rates.
Risk Measurements. The FHLBNY’s Risk Management Policy sets up a series of risk limits that the FHLBNY calculates on a regular basis. The risk limits are as follows:
•	The option-adjusted DOE is limited to a range of +/- four years in the rates unchanged case and to a range of +/- six years in the +/-200bps shock cases. For low interest rate environments such as the one at present, the limit is adjusted to compensate for the problems with shocking rates down by 200 basis points. This quarter’s adjustment to the downshock is to make it only -85bps and the limit in the downshock is +/-4.85 years.

•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.

•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under both the +/-200bps shocks compared to the rates unchanged case.

•	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.

The FHLBNY’s portfolio, including its derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure. The FHLBNY’s last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	+200bps DOE
March 31, 2007	1.12	-2.91	2.93
June 30, 2007	1.86	-3.21	2.74
September 30, 2007	1.31	-4.18	2.35
December 31, 2007	-0.59	-4.77	1.48
March 31, 2008	0.58	-2.95	3.48
The DOE has remained within its limits. Duration indicates any cumulative repricing/maturity imbalance in the FHLBNY’s financial assets and liabilities. A positive DOE indicates that, on average, the liabilities will reprice or mature sooner than the assets while a negative DOE indicates that, on average, the assets will reprice or mature earlier than the liabilities. The FHLBNY measures its DOE using software that incorporates any optionality within the FHLBNY’s portfolio using well-known and tested financial pricing theoretical models.
The FHLBNY does not solely rely on the DOE measure as a mismatch measure between its assets and liabilities. It also performs the more traditional gap measure that subtracts re-pricing/maturing liabilities from re-pricing/maturing assets over time. The FHLBNY observes the differences over various horizons, but has set a 10 percent of assets limit on cumulative re-pricings at the one-year point. This quarterly observation of the one-year cumulative re-pricing gap is provided in the table below and all values are well below 10 percent of assets; well within the limit:

One Year Re-
pricing Gap
March 31, 2007	$2.513 Billion
June 30, 2007	$3.419 Billion
September 30, 2007	$3.136 Billion
December 31, 2007	$3.671 Billion
March 31, 2008	$3.725 Billion
The FHLBNY’s review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. The FHLBNY projects asset and liability volumes and spreads over a one-year horizon and then simulates expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the FHLBNY has too much exposure in its net interest income over the coming twelve month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of the FHLBNY’s expected net interest income under both +/-200bps shocks over the next twelve months is provided in the table below (note that, due to the low interest rate environment, the downshock in March 2008 was limited to -85bps):

	Sensitivity in	Sensitivity in
	the -200bps	the +200bps
	Shock	Shock
March 31, 2007	11.66%	-9.92%
June 30, 2007	-6.05%	5.37%
September 30, 2007	10.25%	-9.07%
December 31, 2007	-10.13%	3.45%
March 31, 2008	-9.98%	-9.42%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes including optionality and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (note that, due to the low interest rate environment, the downshock in March 2008 was limited to -85bps):

	-200bps Change in	+200bps Change in
	MVE	MVE
March 31, 2007	-2.70%	-4.68%
June 30, 2007	-1.12%	-4.95%
September 30, 2007	-3.30%	-4.22%
December 31, 2007	-6.51%	-1.77%
March 31, 2008	-0.97%	-5.11%
As noted, the potential declines under these shocks are within the FHLBNY’s limits of a maximum 10 percent.

The following table displays the FHLBNY’s maturity/repricing gaps as of March 31, 2008 (in millions):

	Interest Rate Sensitivity
	March 31, 2008
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$11,077	$127	$441	$303	$743
MBS Investments	3,659	1,158	3,019	1,631	1,579
Adjustable-rate loans and advances	17,961	—	—	—	—

Net unswapped	32,698	1,285	3,460	1,934	2,322

Fixed-rate loans and advances	10,011	1,955	12,727	7,451	32,810
Swaps hedging advances	50,080	(876)	(9,727)	(6,899)	(32,577)

Net fixed-rate loans and advances	60,091	1,079	2,999	552	233
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$92,790	$2,364	$6,460	$2,486	$2,555

Interest-bearing liabilities:
Deposits	$2,604	$—	$—	$—	$—

Discount notes	25,552	785	—	—	—
Swapped discount notes	590	(590)	—	—	—

Net discount notes	26,142	195	—	—	—

Consolidated Obligation Bonds
FHLB bonds	23,672	19,835	20,120	4,886	4,052
Swaps hedging bonds	36,520	(17,540)	(14,410)	(2,655)	(1,915)

Net FHLB bonds	60,192	2,295	5,710	2,231	2,137

Total interest-bearing liabilities	$88,939	$2,490	$5,710	$2,231	$2,137

Post hedge gaps[1]:
Periodic gap	$3,851	$(126)	$750	$255	$418
Cumulative gaps	$3,851	$3,725	$4,475	$4,730	$5,148
Note: Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

The following tables display the FHLBNY’s maturity/repricing gaps as of December 31, 2007 (in millions):

	Interest Rate Sensitivity
	December 31, 2007
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$15,469	$130	$428	$312	$808
MBS Investments	1,446	1,332	3,109	1,814	2,007
Adjustable-rate loans and advances	19,813	—	—	—	—

Net unswapped	36,728	1,462	3,537	2,126	2,816

Fixed-rate loans and advances	11,364	3,476	10,188	6,767	28,985
Swaps hedging advances	45,017	(1,624)	(8,196)	(6,343)	(28,855)

Net fixed-rate loans and advances	56,382	1,852	1,992	424	130
Loans to other FHLBanks	55	—	—	—	—

Total interest-earning assets	$93,165	$3,314	$5,529	$2,550	$2,946

Interest-bearing liabilities:
Deposits	$1,644	$—	$—	$—	$—

Discount notes	34,234	557	—	—	—
Swapped discount notes	—	—	—	—	—

Net discount notes	34,234	557	—	—	—

Consolidated Obligation Bonds
FHLB bonds	26,215	17,407	13,242	5,022	4,180
Swaps hedging bonds	26,551	(13,801)	(7,946)	(2,760)	(2,045)

Net FHLB bonds	52,766	3,606	5,297	2,262	2,135

Total interest-bearing liabilities	$88,645	$4,163	$5,297	$2,262	$2,135

Post hedge gaps[1]:
Periodic gap	$4,520	$(849)	$232	$287	$811
Cumulative gaps	$4,520	$3,671	$3,903	$4,190	$5,001
Note: Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4T. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at March 31, 2008. Based on this evaluation, they concluded that as of March 31, 2008, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s first quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, the FHLBNY is involved in disputes or regulatory inquiries that arise in the ordinary course of business. At the present time, there are no material pending legal proceedings against the FHLBNY.
Item 1A. RISK FACTORS
There have been no material changes from the risk factors included in the FHLBNY’s Form 10-K for the fiscal year ended December 31, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Exhibit No.	Identification of Exhibit

10.01	Bank 2008 Incentive Compensation Plan*

10.02	2008 Director Compensation Policy

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.01	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF NEW YORK (Registrant)
By:	/s/ Patrick A. Morgan
Patrick A. Morgan
Senior Vice President and Chief Financial Officer Federal Home Loan Bank of New York (on behalf of the Registrant and as Principal Financial Officer)
Date: May 14, 2008

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

10.01	Bank 2008 Incentive Compensation Plan*

10.02	2008 Director Compensation Policy

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.01	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.