Form 10-Q
period 2008-06-30
Federal Home Loan Bank of New York
filed 2008-08-13
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of July 31, 2008 was 49,680,656.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Statements of Condition — Unaudited (in thousands, except par value)
As of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$41,402	$7,909
Interest-bearing deposits	8,125,158	10,300,287
Federal funds sold	3,913,000	4,381,000
Available-for-sale securities, net of unrealized losses of $29,612 at June 30, 2008 and $373 at December 31, 2007 (Note 3)	3,075,955	13,187
Held-to-maturity securities (Note 2)	10,239,553	10,284,754
Advances (Note 4)	90,756,956	82,089,667
Mortgage loans held-for-portfolio, net of allowance for credit losses of $879 at June 30, 2008 and $633 at December 31, 2007 (Note 5)	1,457,050	1,491,628
Loans to other FHLBanks	—	55,000
Accrued interest receivable	435,979	562,323
Premises, software, and equipment	13,313	13,154
Derivative assets (Note 9)	37,005	28,978
Other assets	11,728	17,004

Total assets	$118,107,099	$109,244,891

Liabilities and capital

Liabilities
Deposits
Interest-bearing demand	$1,716,858	$1,586,039
Non-interest bearing demand	2,797	2,596
Term	79,800	16,900

Total deposits	1,799,455	1,605,535

Consolidated obligations, net (Note 6)
Bonds	83,897,259	66,325,817
Discount notes	25,670,039	34,791,570

Total consolidated obligations	109,567,298	101,117,387

Mandatorily redeemable capital stock (Note 7)	169,302	238,596

Accrued interest payable	512,205	655,870
Affordable Housing Program (Note 8)	124,170	119,052
Payable to REFCORP	18,516	23,998
Derivative liabilities (Note 9)	585,880	673,342
Other liabilities	65,749	60,520

Total liabilities	112,842,575	104,494,300

Commitments and Contingencies (Notes 6, 7, 9 and 14)

Capital (Note 7)
Capital stock ($100 par value), putable, issued and outstanding shares: 49,145 at June 30, 2008, and 43,680 at December 31, 2007	4,914,531	4,367,971
Unrestricted retained earnings	418,390	418,295
Accumulated other comprehensive income (loss) (Note 12)
Net unrealized loss on available-for-sale securities	(29,612)	(373)
Net unrealized loss on hedging activities	(33,698)	(30,215)
Employee supplemental retirement plans	(5,087)	(5,087)

Total capital	5,264,524	4,750,591

Total liabilities and capital	$118,107,099	$109,244,891

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Income — Unaudited (in thousands, except per share data)
For the three and six months ended June 30, 2008 and 2007

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income
Advances	$661,142	$806,965	$1,532,927	$1,584,459
Interest-bearing deposits	63,835	83,954	175,086	164,653
Federal funds sold	19,187	42,179	48,605	86,815
Available-for-sale securities	23,092	—	32,575	—
Held-to-maturity securities	123,900	149,655	258,248	302,618
Mortgage loans held-for-portfolio	19,399	19,715	39,032	39,233
Loans to other FHLBanks and other	—	1	1	2

Total interest income	910,555	1,102,469	2,086,474	2,177,780

Interest expense
Consolidated obligations-bonds	592,573	781,091	1,323,834	1,547,848
Consolidated obligations-discount notes	146,562	171,157	417,845	342,436
Deposits	10,690	34,357	25,865	55,367
Mandatorily redeemable capital stock (Note 7)	2,656	1,632	6,934	3,780
Cash collateral held and other borrowings	269	1,375	739	2,805

Total interest expense	752,750	989,612	1,775,217	1,952,236

Net interest income before provision for credit losses	157,805	112,857	311,257	225,544

Provision for credit losses on mortgage loans	(216)	—	(246)	—

Net interest income after provision for credit losses	157,589	112,857	311,011	225,544

Other income (loss)
Service fees	797	835	1,487	1,662
Net realized and unrealized gain (loss) on derivatives and hedging activities (Note 9)	(40,547)	2,038	(39,681)	5,562
Redemption of financial instruments and other	1,107	(1,413)	925	(3,770)

Total other income (loss)	(38,643)	1,460	(37,269)	3,454

Other expenses
Operating	16,488	16,874	32,941	32,924
Finance Board and Office of Finance	1,465	1,130	2,917	2,512

Total other expenses	17,953	18,004	35,858	35,436

Income before assessments	100,993	96,313	237,884	193,562

Affordable Housing Program (Note 8)	8,515	8,029	20,127	16,187
REFCORP	18,496	17,657	43,551	35,475

Total assessments	27,011	25,686	63,678	51,662

Net income	$73,982	$70,627	$174,206	$141,900

Basic earnings per share (Note 15)	$1.57	$1.96	$3.85	$3.98

Cash dividends paid per share	$1.94	$1.85	$4.06	$3.61

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Capital — Unaudited (in thousands, except per share data)
For the six months ended June 30, 2008 and 2007

				Accumulated
	Capital Stock*			Other		Total
	Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)
Balance, December 31, 2006	35,463	$3,546,253	$368,688	$(10,548)	$3,904,393

Proceeds from sale of capital stock	12,050	1,205,031	—	—	1,205,031
Redemption of capital stock	(10,819)	(1,081,973)	—	—	(1,081,973)
Shares reclassified to mandatorily redeemable capital stock	(69)	(6,865)	—	—	(6,865)
Cash dividends ($3.61 per share) on capital stock	—	—	(130,372)	—	(130,372)
Net Income	—	—	141,900	—	141,900	$141,900
Other comprehensive income (loss):
Net change in hedging activities	—	—	—	682	682	682

						$142,582

Balance, June 30, 2007	36,625	$3,662,446	$380,216	$(9,866)	$4,032,796

Balance, December 31, 2007	43,680	$4,367,971	$418,295	$(35,675)	$4,750,591

Proceeds from sale of capital stock	21,906	2,190,644	—	—	2,190,644
Redemption of capital stock	(15,793)	(1,579,325)	—	—	(1,579,325)
Shares reclassified to mandatorily redeemable capital stock	(648)	(64,759)	—	—	(64,759)
Cash dividends ($4.06 per share) on capital stock	—	—	(174,111)	—	(174,111)
Net Income	—	—	174,206	—	174,206	$174,206
Other comprehensive income (loss):
Change in net unrealized loss on available-for-sale securities	—	—	—	(29,239)	(29,239)	(29,239)
Net change in hedging activities	—	—	—	(3,483)	(3,483)	(3,483)

						$141,484

Balance, June 30, 2008	49,145	$4,914,531	$418,390	$(68,397)	$5,264,524

*	Putable stock
The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows — Unaudited (in thousands)
For the six months ended June 30, 2008 and 2007

	Six months ended
	June 30,
	2008	2007
Operating Activities

Net Income	$174,206	$141,900

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(126,252)	7,573
Concessions on consolidated obligations	5,619	5,883
Premises, software, and equipment	2,358	2,116
Provision for credit losses on mortgage loans	246	—
Net realized (gains) from redemption of held-to-maturity securities	(1,058)	—
Change in net fair value adjustments on derivatives and hedging activities	(24,248)	1,070
Net change in:
Accrued interest receivable	126,344	(14,499)
Derivative assets due to accrued interest	181,121	(7,371)
Derivative liabilities due to accrued interest	(43,335)	(2,892)
Other assets	2,815	3,291
Affordable Housing Program liability	5,117	6,098
Accrued interest payable	(143,665)	(20,892)
REFCORP liability	(5,482)	182
Other liabilities	4,126	(21,349)

Total adjustments	(16,294)	(40,790)

Net cash provided by operating activities	157,912	101,110

Investing activities
Net change in:
Interest-bearing deposits	2,021,400	(1,254,000)
Federal funds sold	468,000	(859,000)
Deposits with other FHLBanks	(72)	(23)
Premises, software, and equipment	(2,517)	(2,817)
Held-to-maturity securities:
Purchased	(1,344,343)	(694,794)
Proceeds	1,295,623	968,473
In-substance maturities	92,674	—
Available-for-sale securities:
Purchased	(3,244,190)	—
Proceeds	153,688	—
Proceeds from sales	187	—
Advances:
Principal collected	202,966,409	185,621,643
Made	(211,746,366)	(188,038,139)
Mortgage loans held-for-portfolio:
Principal collected	94,554	80,101
Purchased and originated	(60,933)	(107,624)
Principal collected on other loans made	—	70
Loans to other FHLBanks:
Principal collected	55,000	—

Net cash used in investing activities	(9,250,886)	(4,286,110)

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows — Unaudited (in thousands)
For the six months ended June 30, 2008 and 2007

	Six months ended
	June 30,
	2008	2007
Financing activities
Net change in:
Deposits and other borrowings	$199,722	$(152,753)
Short-term borrowings from other FHLBanks:
Proceeds from borrowings	1,260,000	20,000
Payments for borrowings	(1,260,000)	(20,000)
Consolidated obligation bonds:
Proceeds from issuance	41,297,167	22,038,473
Payments for maturing and early retirement	(23,672,523)	(17,864,171)
Payments for transfers to other FHLBanks	—	(386,253)
Consolidated obligation discount notes:
Proceeds from issuance	404,084,967	184,317,744
Payments for maturing	(413,086,021)	(183,737,853)
Capital stock:
Proceeds from issuance	2,190,644	1,205,031
Payments for redemption	(1,579,325)	(1,081,973)
Redemption of Mandatorily redeemable capital stock	(134,053)	(39,244)
Cash dividends paid [1]	(174,111)	(130,372)

Net cash provided by financing activities	9,126,467	4,168,629

Net increase (decrease) in cash and cash equivalents	33,493	(16,371)
Cash and cash equivalents at beginning of the period	7,909	38,850

Cash and cash equivalents at end of the period	$41,402	$22,479

Supplemental disclosures:
Interest paid	$1,544,721	$1,628,048
Affordable Housing Program payments [2]	$15,009	$10,089
REFCORP payments	$49,033	$35,294
Transfers of mortgage loans to real estate owned	$144	$101

[1]	Does not include payments to holders of Mandatorily redeemable capital stock.

[2]	AHP payments = (beginning accrual — ending accrual) + AHP assessment for the year; payments represent funds released to the Affordable Housing Program.
The accompanying notes are an integral part of the unaudited financial statements.

Notes to Financial Statements — Unaudited
Background
The Federal Home Loan Bank of New York (“FHLBNY” or “the Bank”) is a federally chartered corporation, exempt from federal, state and local taxes except real property taxes. It is one of twelve district Federal Home Loan Banks (“FHLBanks”). The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”). Each FHLBank is a cooperative owned by member institutions located within a defined geographic district. The members purchase capital stock in the FHLBank and generally receive dividends on their capital stock investment. The FHLBNY’s defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. The FHLBNY provides a readily available, low-cost source of funds for its member institutions. The FHLBNY does not have any wholly or partially owned subsidiaries, nor does it have an equity position in any partnerships, corporations, or off-balance-sheet special purpose entities. The Bank does have two grantor trusts related to employee benefits programs, and these are more fully described in Note 10 Employee Retirement Plans.
Members of the FHLBNY must purchase FHLBNY stock according to regulatory requirements (For more information, see Note 7 Capital, Capital Ratios, and Mandatorily Redeemable Capital Stock). The business of the cooperative is to provide liquidity for the members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, the Bank operates such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance may apply for membership in the FHLBank in their district. All members are required to purchase capital stock in the FHLBNY as a condition of membership. A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired an FHLBNY member. Because the Bank operates as a cooperative, the FHLBNY conducts business with related parties in the normal course of business and considers all members and non-member stockholders as related parties in addition to the other FHLBanks (For more information about related parties and related party transactions, see Note 11 Related Party Transactions).
The FHLBNY’s primary business is making collateralized loans or advances to members and also the principal factor that impacts the financial condition of the FHLBNY.
As of July 30, 2008, the FHLBNY is supervised and regulated by the Federal Housing Finance Agency (“Finance Agency”), which is an independent agency in the executive branch of the U.S. government. The Finance Agency ensures that the FHLBNY carries out its housing and community development mission, remains adequately capitalized and able to raise funds in the capital markets, and operates in a safe and sound manner. However, while the Finance Agency establishes regulations governing the operations of the FHLBanks, the Bank functions as a separate entity with its own management, employees and board of directors.
The FHLBNY obtains its funds from several sources. A primary source is the sale of FHLBank debt instruments, called consolidated obligations, to the public. The issuance and servicing of consolidated obligations are performed by the Office of Finance, a joint office of the FHLBanks. These debt instruments represent the joint and several obligations of all the FHLBanks. Additional sources of FHLBNY funding are member deposits, other borrowings, and the issuance of capital stock. Deposits may be accepted from member financial institutions and federal instrumentalities.

Notes to Financial Statements — Unaudited
Tax Status
The FHLBanks, including the FHLBNY, are exempt from ordinary federal, state, and local taxation except for local real estate taxes.
Assessments
Resolution Funding Corporation (“REFCORP”) Assessments. Although the FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate taxes, it is required to make payments to REFCORP.
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
Each FHLBank is required to pay 20 percent of income calculated in accordance with accounting principles generally accepted in the U.S. (“GAAP”) after the assessment for the Affordable Housing Program, but before the assessment for the REFCORP. The Affordable Housing Program and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBNY accrues its REFCORP assessment on a monthly basis.
The Resolution Funding Corporation has been designated as the calculation agent for the Affordable Housing Program and REFCORP assessments. Each FHLBank reports the amount of quarterly income before Affordable Housing Program and REFCORP and other information to the Resolution Funding Corporation, which then performs the calculations for each quarter end.
Affordable Housing Program (“AHP” or “Affordable Housing Program”) Assessments. Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the Affordable Housing Program the greater of $100 million or 10 percent of their regulatory net income. Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock under Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), and the assessment for Affordable Housing Program, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. The FHLBNY accrues the AHP expense monthly.
Basis of Presentation
The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expense during the reported periods. Although management believes these judgments, estimates, and assumptions to be accurate, actual results may differ. The information contained in these financial statements is unaudited. In the opinion of management, normal recurring adjustments necessary for a fair presentation of the interim period results have been made.

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
Changes to Regulation of U.S. government-sponsored enterprises.
On July 30, 2008, the “Housing and Economic Recovery Act of 2008” (the “Act”) was enacted. The Bank is currently working to review and assess the impact and effect of the Act on the Bank’s business and operations. Among other changes, the Act has established an independent federal agency regulator, the Federal Housing Finance Agency (the “Finance Agency”), which became the new federal regulator of the FHLBanks, Fannie Mae and Freddie Mac effective on July 30, 2008. The Finance Agency will be headed by a single Director (the “FHFA Director”), and under the Act, the initial acting FHFA Director will be James Lockhart, who had most recently served as the Director of the Office of Federal Housing Enterprise Oversight within the U.S. Department of Housing and Urban Development. The Federal Housing Finance Board (the “Finance Board”), the FHLBanks’ former regulator, will be abolished one year after the date of enactment of the Act. During the one-year transition period, the Finance Board will be responsible for winding up its affairs. Finance Board regulations, orders, determinations and resolutions remain in effect until modified, terminated, set aside or superseded in accordance with law by the FHFA Director, a court of competent jurisdiction or by operation of law.
Note 1. Accounting Changes, Significant Accounting Policies and Estimates, and Recently issued Accounting Standards
Accounting Changes
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
In determining fair value, FHLBNY uses various valuation approaches, including both the market and income approaches. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, and would be based on market data obtained from sources independent of FHLBNY. Unobservable inputs are inputs that reflect FHLBNY’s assumptions about the parameters market participants would use in pricing the asset or liability, and would be based on the best information available in the circumstances.

Notes to Financial Statements — Unaudited
The hierarchy is broken down into three levels based on the reliability of inputs as follows:
Level 1 — Quoted prices for identical instruments in active markets.
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-based valuations in which all significant inputs and significant parameters are observable in active markets.
Level 3 — Valuations based upon valuation techniques in which significant inputs and significant parameters are unobservable.
The availability of observable inputs can vary from product to product and is affected by a wide variety of factors including, for example, the characteristics peculiar to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by FHLBNY in determining fair value is greatest for instruments categorized as Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
At June 30, 2008 the FHLBNY measured and recorded fair values in the Statements of condition for its derivative positions and available-for-sale securities.
Derivative positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,”(“SFAS 133”) to mitigate fair value risks. In addition, the Bank records the fair value of an insignificant amount of mortgage-delivery commitments as derivatives, also under the provisions of SFAS 133. For additional information, see Note 9 Derivatives.
Valuations of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk. With the issuance of SFAS 157, these values must take into account the FHLBNY’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to its derivative contracts. The computed fair values of the FHLBNY’s OTC derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. On a contract-by-contract basis, the collateral and netting arrangements sufficiently mitigated the impact of the credit differential between the FHLBNY and its counterparties to an immaterial level such that no additional adjustment for nonperformance risk was deemed necessary. Fair values of the derivatives were computed using quantitative models and employed multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. These multiple market inputs were predominantly actively quoted and verifiable through external sources, including brokers and market transactions. As a result, model selection and inputs did not involve significant judgments.

Notes to Financial Statements — Unaudited
As a result of pre-existing methodologies, the FHLBNY concluded no refinements were necessary at adoption of SFAS 157 on January 1, 2008, and adoption did not result in a transition adjustment and had no impact to the Bank’s retained earnings at January 1, 2008.
Investments in available-for-sale securities — Changes in the valuation of available-for-sale securities are recorded in Accumulated other comprehensive income (loss), which is a component of members’ capital, with an offset to the recorded value of the investments in the Statements of condition.
The predominant portion of the available-for-sale portfolio at June 30, 2008 was comprised of government-sponsored enterprise (“GSE”) issued collateralized mortgage obligations which were readily marketable. A small percentage consisted of investment in equity and bond mutual funds held by two grantor trusts. The unit prices, or the “Net asset values” of the underlying mutual funds were available through publicly viewable web-sites and the units were marketable at recorded fair values. The recorded fair values of available-for-sale securities in the Statement of condition at June 30, 2008 reflected the price at which the positions could be liquidated.
All of the FHLBNY’s mortgage-backed securities classified as available-for-sale are marketable and the fair value of investment securities is estimated by management using specialized pricing services that employ pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models are market based and observable. Examples of such securities, which would generally be classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined under SFAS 157, include GSE issued collateralized mortgage obligations and money market funds.
See Note 13 Fair Values of Financial Instruments for additional disclosure with respect to the Levels associated with assets and liabilities recorded on the Bank’s Statements of condition at June 30, 2008. Also see Note 13 for more information about fair value disclosures of financial instruments under the provisions of SFAS 107.
Adoption of SFAS 159 — Fair Value Option — On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159” or “FVO”). SFAS 159 creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. It requires entities to separately display on the face of the balance sheet the fair value of those assets and liabilities for which the company has chosen to use fair value. As of the adoption date and June 30, 2008, the FHLBNY has chosen to not elect the FVO for any of its financial assets or liabilities.
Adoption of FSP FIN 39-1 — In April 2007, the FASB directed its Staff to issue FSP FIN 39-1, “Amendment of FASB Interpretation No. 39.” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. The Bank adopted FSP FIN 39-1 on January 1, 2008. The FHLBNY recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statement periods presented. Previously, the cash collateral amounts arising from the same master netting arrangement as the derivative instruments were reported as interest-bearing deposits as assets or liabilities, as applicable. These amounts are now components of “Derivative assets” and/or “Derivative liabilities” in the Statements of condition. The reclassification and adoption had no impact on the Bank’s results of operations, financial condition or cash flows for the periods reported in this Form 10-Q.

Notes to Financial Statements — Unaudited
Correction — During the second quarter of 2008, the Bank discovered an error in its first quarter of 2008 financial statements related to the amortization of the basis adjustment recorded on certain bonds qualifying for hedge accounting under SFAS 133. This error was not material to the financial statements for the periods reported and it was corrected in the second quarter of 2008. This error resulted in a $6.5 million overstatement of Net income for the first quarter of 2008 on an after-assessment basis ($8.8 million on a pre-assessment basis). Earnings per share of capital for the first quarter of 2008 was overstated by 15 cents.
Significant Accounting Policies and Estimates
The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios, estimating the liabilities for pension liabilities, and estimating fair values of certain assets and liabilities. The Bank has discussed each of these significant accounting policies, the related estimates and its judgment with the Audit Committee of the Board of Directors.
The FHLBNY adopted SFAS 157 and SFAS 159 as of January 1, 2008, and these are discussed more fully in previous paragraphs of this section under Accounting Changes. Also as discussed above, the Bank has at this time not made an election to designate any financial assets or liabilities under the provisions of SFAS 159 at January 1, 2008 or during the period January 1, 2008 through June 30, 2008.
At June 30, 2008, the FHLBNY recorded derivative assets and liabilities and available-for-sale assets in its Statements of condition under the measurement standards of SFAS 157. Fair value disclosures of financial assets and liabilities disclosed under the provisions of SFAS 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”) also complied with the measurement standards of SFAS 157.
Financial assets and liabilities, whose changes in fair value attributable to interest rate risk are hedged under the provisions of SFAS 133 and are carried at values that reflect an adjustment of their carrying value attributable to the changes in the benchmark interest rate. The Bank has adopted LIBOR as its benchmark interest rate.
For additional information, see Note 1 to the Financial Statements in the FHLBNY’s most recent Form 10-K filed on March 28, 2008.
Valuation of Financial Instruments
With the adoption of SFAS 157 as of January 1, 2008, the FHLBNY reviewed its pre-adoption valuation techniques for the measurement of the Bank’s over-the-counter derivative positions and available-for sale securities, both of which are carried at fair value in the Statements of condition at June 30, 2008 and December 31, 2007, and concluded that the measurement methodologies met the requirements of SFAS 157. Fair values and the fair value hierarchy of the Bank’s derivative assets and liabilities, and the fair values of its available-for-sale portfolio are summarized in Note 13 Fair Values of Financial Instruments.
SFAS 107 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Bank did not elect the fair value option. The fair values of the Bank’s financial instruments as disclosed in Note 13 Estimated Fair Values of Financial Instruments (SFAS 107), complied with SFAS 157. Specifically, the Bank’s valuation techniques incorporated standards that required that the techniques utilize market observable or market corroborated inputs when available. Observable inputs reflect market data obtained from independent sources or those that can be directly corroborated to market sources, while unobservable inputs reflect the FHLBNY’s market assumptions.

Notes to Financial Statements — Unaudited
The valuation techniques also incorporated the SFAS 157 definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market place participants at the measurement date. This definition is based on an exit price rather than transaction (entry) price.
Valuation Techniques — Three valuation techniques are prescribed under SFAS 157 — Market approach, Income approach and Cost approach. Valuation techniques for which sufficient data is available and that are appropriate under the circumstances should be used.
•	Market approach — This technique uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Income approach — This technique uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted), based on assumptions used by market participants. Present value technique used to measure fair value depends on the facts and circumstances specific to the asset or liability being measured and the availability of data.

•	Cost approach — This approach is based on the amount that currently would be required to replace the service capacity of an asset (often referred to as current replacement cost).
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
Derivative positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities, or a forecasted transaction under the provisions of SFAS 133 to mitigate fair value risks. In addition, the Bank records the fair values of insignificant amounts of mortgage-delivery commitments as derivatives, also under the provisions of SFAS 133. For additional information, see Note 9 Derivatives.
Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure and record the fair values of its derivative positions. The valuation technique is considered as an “Income approach” as defined in SFAS 157. Derivatives are valued using industry-standard option adjusted valuation models that utilize market inputs, which can be corroborated from widely accepted third-party sources. The Bank’s valuation model utilizes a modified Black-Karasinski model which assumes that rates are distributed log normally. The log-normal model precludes interest rates turning negative in the model computations. Significant market based and observable inputs into the valuation model include volatilities and interest rates. Derivative values are classified as Level 2 within the fair value hierarchy.
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

Notes to Financial Statements — Unaudited
The FHLBNY employs control processes to validate the fair value of its financial instruments, including those derived from valuation models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by third party specialists with relevant expertise who are independent from the trading desks or personnel who were involved in the design and selection of model inputs. Additionally, groups that are independent from the trading desk and personnel involved in the design and selection of model inputs participate in the review and validation of the fair values generated from the valuation model. The FHLBNY maintains an ongoing review of its valuation models and has a formal model validation policy in addition to procedures for the approval and control of data inputs.
Investments classified as held-to-maturity and available-for-sale — The FHLBNY used the valuation technique referred to as the “Market approach” under the provisions of SFAS 157 to estimate the fair values of its investment securities.
The predominant portion of the available-for-sale portfolio at June 30, 2008 was comprised of GSE issued collateralized mortgage obligations. A small percentage consisted of investments in two grantor trusts which held positions in equity and bond mutual funds. The unit prices, or the “Net asset values” of the underlying mutual funds were available through publicly viewable web-sites and the units were marketable at recorded fair values. The recorded fair values of available-for-sale securities in the Statement of condition at June 30, 2008 are an estimate of the price at which the positions could be liquidated.
The fair value of investment securities is estimated by management of the FHLBNY using information from specialized pricing services. As discussed below, the FHLBNY performs analyses to understand trends and changes in pricing. The Bank’s pricing services use pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models are market based and observable. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs are based on new issue and secondary market transactions. Securities are re-priced if observed spreads, or other significant assumptions change materially. “Available-for-sale securities” are classified within Level 2 of the valuation hierarchy.
A significant percentage of the Bank’s held-to-maturity securities was comprised of mortgage-backed securities issued by GSE or U.S. government agencies. At June 30, 2008, investments in “private label” securities made up a relatively small percentage of investments in mortgage-backed securities and these were rated single-A or better, with the majority rated triple-A. GSE and U.S. government issued MBS were rated triple-A. The portfolio also included investments in bonds issued by state and local finance agencies which constitute a small percentage of the held-to-maturity portfolio. In summary, the fair values of held-to-maturity securities at June 30, 2008 as disclosed in Note 13 Fair Values of Financial Instruments in the table titled Estimated Fair Values (SFAS 107) are an estimate of the price at which the positions could be liquidated.
The FHLBNY routinely performs comparison analysis of pricing to understand pricing trends and to establish a means of validating changes in pricing from period-to-period. In addition, the Bank runs pricing through prepayment models to test the reasonability of pricing relative to changes in the implied prepayment options of the bonds. Separately, the Bank performs comprehensive credit analysis, including the analysis of underlying cash flows and collateral. The FHLBNY believes such methodologies — valuation comparison, review of changes in valuation parameters, and credit analysis — mitigate the effects of the credit crisis which has tended to reduce the availability of certain observable market pricing or has caused the widening of the bid/offer spread of certain securities.

Notes to Financial Statements — Unaudited
Investments in mortgage loans and MPF — The Bank acquires loans under the Mortgage Partnership Finance® (“MPF®”) Program. The MPF loans and loans in the inactive CMA program were priced using the valuation technique referred to as the “Market approach” under the provisions of SFAS 157. Loans were aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan maturity. They were then compared against closing TBA prices that are extracted from a third party market corroborated source. Adjustments, such as liquidity or seasoning which were considered unobservable, did not significantly impact the fair values of the mortgage loans.
Consolidated obligation bonds and discount notes — With regard to the FHLBNY’s liabilities, the consolidated obligations have a secondary market but there are limits to its liquidity and the FHLBNY’s ability to obtain timely quotes, particularly with regard to option-embedded issues that are seldom traded. Therefore, FHLBNY priced its bonds off of the current consolidated obligations market curve, which has a daily active market. The fair values of consolidated obligation debt (bonds and discount notes) were computed using standard option valuation models using market data: (1) consolidated obligation debt curve that is available to the public and published by the Office of Finance (the FHLBanks’ debt issuing agent), and (2) LIBOR curve and volatilities. The consolidated obligation debt curve and LIBOR are the most significant inputs to its valuation model and both are market observable and can be directly corroborated. Accordingly, unobservable FHLBNY adjustments to derive an exit price are not considered significant.
Advances — With regard to the FHLBNY’s advances, the Bank does not have a principal market (i.e., a market in which the Bank would sell the advance with the greatest volume and level of activity for the asset) for determining an exit price. There is no secondary market with sufficient volume for the FHLBNY to obtain timely quotes. The sale of advances to other FHLBanks is infrequent and, as such, there does not appear to be a precedent that may be used to determine the price to sell an advance, or sufficient volume to transact in an “exit” market. Also, the sale of advances to other FHLBanks would be considered a related party transaction and an exit price in such an arrangement would not constitute a liquidation value. Accordingly, the Bank believes that its most advantageous market to exit an advance position is a hypothetical transaction executed between the Bank and market participants. The current advance price would reflect the fair value the Bank would receive to originate a new advance. The current price is the Bank’s internally generated pricing process which is available to all members. The Bank believes that these prices reflect the assumptions market participants in the hypothetical transaction would use in pricing the advance because they are updated daily and based on the best information available in the current market.
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

Notes to Financial Statements — Unaudited
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
Note 2. Held-to-maturity securities
Held-to-maturity securities consist of mortgage- and asset-backed securities, and state and local housing finance agency bonds. No security had been pledged at June 30, 2008 and December 31, 2007.
Mortgage- and asset-backed securities were comprised of government sponsored enterprise (“GSE”) and privately issued mortgage-backed securities, and included commercial mortgage- and asset-backed securities, and mortgage-pass-throughs and Real Estate Mortgage Investment Conduit bonds (collectively “MBS”), and included securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”). Neither Fannie Mae nor Freddie Mac are agencies of the U.S. Government nor are their securities guaranteed by the U.S. Government.
Major Security Types

The amortized cost, gross unrealized gains, losses, and the fair value of held-to-maturity securities were as follows (in thousands):

	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$672,237	$4,303	$(21,057)	$655,483
Mortgage-backed securities	9,567,316	75,548	(225,344)	9,417,520

Total	$10,239,553	$79,851	$(246,401)	$10,073,003

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$576,971	$9,780	$(200)	$586,551
Mortgage-backed securities	9,707,783	82,670	(97,191)	9,693,262

Total	$10,284,754	$92,450	$(97,391)	$10,279,813

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

No security had been pledged at June 30, 2008 and December 31, 2007.
The amortized cost, gross unrealized gains, losses, and the fair value of investments classified as available-for-sale were as follows (in thousands):

	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents	$775	$—	$—	$775
Equity funds	8,132	9	(1,151)	6,990
Fixed income funds	4,378	152	(1)	4,529
Mortgage-backed securities	3,092,282	5,072	(33,693)	3,063,661

Total	$3,105,567	$5,233	$(34,845)	$3,075,955

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents	$791	$—	$—	$791
Equity funds	8,386	—	(570)	7,816
Fixed income funds	4,383	197	—	4,580

Total	$13,560	$197	$(570)	$13,187

Notes to Financial Statements — Unaudited
Note 4. Advances
Redemption terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	June 30, 2008		December 31, 2007
		Weighted [2]		Weighted [2]
		Average		Average
	Amount	Yield	Amount	Yield

Overdrawn demand deposit accounts	$—	0.00%	$—	0.00%
Due in one year or less	20,824,795	3.03	24,140,285	4.72
Due after one year through two years	10,434,929	3.64	7,714,912	4.87
Due after two years through three years	11,062,862	3.99	8,730,643	5.13
Due after three years through four years	5,020,022	3.96	3,153,113	4.89
Due after four years through five years	5,793,327	3.74	5,988,142	4.76
Due after five years through six years	578,151	4.12	556,095	3.44
Thereafter	35,657,926	3.92	30,308,864	4.29

Total par value	89,372,012	3.68%	80,592,054	4.62%

Discount on AHP advances [1]	(372)		(417)
SFAS 133 hedging basis adjustments [1]	1,385,316		1,498,030

Total	$90,756,956		$82,089,667

[1]	Premiums on advances and discounts on AHP advances are amortized to interest income using the level-yield method and were not significant for all periods reported. Amortization of fair value basis adjustments was a charge to interest income of $0.3 and $0.1 million for the three months ended June 30, 2008 and 2007 and $0.8 and $0.3 million for the six months ended June 30, 2008 and 2007.

[2]	The weighed average yield is the weighted average coupon rates for advances, unadjusted for swaps.
The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that is controlled by the FHLBNY, and put dates are summarized into similar maturity tenors as the previous table that summarizes advances by contractual maturities (in thousands):

	June 30, 2008	December 31, 2007

Overdrawn demand deposit accounts	$—	$—
Due or putable in one year or less	48,348,607	48,005,147
Due or putable after one year through two years	16,682,629	16,112,362
Due or putable after two years through three years	13,322,812	7,546,243
Due or putable after three years through four years	4,431,772	2,607,563
Due or putable after four years through five years	4,300,927	4,180,492
Due or putable after five years through six years	111,651	121,095
Thereafter	2,173,614	2,019,152

Total par value	89,372,012	80,592,054

Discount on AHP advances	(372)	(417)
SFAS 133 hedging basis adjustments	1,385,316	1,498,030

Total	$90,756,956	$82,089,667

Notes to Financial Statements — Unaudited
Note 5. Mortgage Loans
Mortgage Partnership Finance program, or MPF, constitutes the majority of the mortgage loans held-for-portfolio. The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from or originated through its participating financial institutions (“PFIs”). The members retain servicing rights and may credit-enhance the portion of the loans participated to the FHLBNY. No intermediary trust is involved. In the CMA program, FHLBNY participated in residential, multi-family and community economic development mortgage loans originated by its members. Outstanding balances of CMA loans were $4.1 million at June 30, 2008 and December 31, 2007.
The following table presents information on mortgage loans held-for-portfolio (in thousands):

	June 30, 2008		December 31, 2007
	2008	Percentage	2007	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$497,235	34.20%	$529,839	35.61%
Fixed long-term single-family mortgages	952,694	65.52	953,946	64.11
Multi-family mortgages	4,059	0.28	4,102	0.28

Total par value	1,453,988	100.00%	1,487,887	100.00%

Unamortized premiums	11,106		11,779
Unamortized discounts	(6,470)		(6,805)
Basis adjustment [1]	(695)		(600)

Total mortgage loans held-for-portfolio	1,457,929		1,492,261
Allowance for credit losses	(879)		(633)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,457,050		$1,491,628

[1]	Represents fair value basis of open and closed delivery commitments.
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 basis points but varies with the particular MPF program. The amount of the first layer, or First Loss Account or “FLA”, was estimated as $13.3 million and $12.9 million at June 30, 2008 and December 31, 2007. The FLA is not recorded or reported as a reserve for loan losses as it serves as a memorandum information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued were $0.4 million for the second quarters of 2008 and 2007 and were reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.
The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Beginning balance	$13,072	$12,372	$12,947	$12,162
Additions	256	261	381	471
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$13,328	$12,633	$13,328	$12,633

Notes to Financial Statements — Unaudited
Note 6. Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their fiscal agent. Consolidated bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued primarily to raise short-term funds. Discount notes sell at less than their face amount and are redeemed at par value when they mature.
The following summarizes consolidated obligations issued by the FHLBNY and outstanding (in thousands):

	June 30, 2008	December 31, 2007

Consolidated obligation bonds-amortized cost	$83,690,803	$66,066,027
SFAS 133 fair value adjustments	205,966	259,405
Fair value basis on terminated hedges	490	385

Total Consolidated obligation-bonds	$83,897,259	$66,325,817

Discount notes-amortized cost	$25,670,039	$34,791,570

Total Consolidated obligation-discount notes	$25,670,039	$34,791,570

Notes to Financial Statements — Unaudited
Redemption Terms
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
Maturity	Amount	Rate [1]	Amount	Rate [1]

One year or less	$41,205,335	3.47%	$38,027,475	4.69%
Over one year through two years	25,506,300	2.88	11,047,950	4.78
Over two years through three years	7,195,450	3.74	6,344,300	4.85
Over three years through four years	2,776,745	4.83	2,309,100	4.99
Over four years through five years	2,726,700	4.26	2,972,845	5.14
Over five years through six years	524,550	5.08	728,250	5.27
Thereafter	3,739,550	5.29	4,626,050	5.31

Total par value	83,674,630	3.48%	66,055,970	4.80%

Bond premiums	59,766		38,586
Bond discounts	(43,593)		(28,529)
SFAS 133 fair value basis adjustments	205,966		259,405
Fair value basis adjustments on terminated hedges	490		385

Total bonds	$83,897,259		$66,325,817

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps.
Redemption by maturity or next call date — The issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond, and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity. The following table summarizes the consolidated bonds outstanding by years to maturity or next call date (in thousands):

	June 30, 2008	December 31, 2007
Year of Maturity or next call date
Due or callable in one year or less	$44,573,835	$47,346,975
Due or callable after one year through two years	25,160,800	9,924,450
Due or callable after two years through three years	7,065,250	3,551,100
Due or callable after three years through four years	1,520,745	980,100
Due or callable after four years through five years	1,984,700	910,845
Due or callable after five years through six years	354,550	435,250
Thereafter	3,014,750	2,907,250

Total par value	83,674,630	66,055,970

Bond premiums	59,766	38,586
Bond discounts	(43,593)	(28,529)
SFAS 133 fair value adjustments	205,966	259,405
Fair value basis adjustments on terminated hedges	490	385

Total carrying value	$83,897,259	$66,325,817

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
The FHLBNY offers two sub-classes of Class B capital stock, Class B1 and Class B2. Class B1 stock is issued to meet membership stock purchase requirements. Class B2 stock is issued to meet activity-based requirements. The FHLBNY requires member institutions to maintain Class B1 stock based on a percentage of the member’s mortgage-related assets, and Class B2 stock-based on a percentage of advances and acquired member assets outstanding and certain commitments outstanding with the FHLBNY. Class B1 and Class B2 stockholders have the same voting and dividend rights.
Any member that withdraws from membership must wait 5 years from the termination of the charter for all capital stock that is held as a condition of membership unless the institution has cancelled its notice of withdrawal prior to that date and before being readmitted to membership in any FHLBank. Commencing in 2008, the Bank at its discretion may repay a non-member’s membership stock before expiration of the five-year waiting period1.
The FHLBNY is subject to risk-based capital rules. Specifically, the FHLBNY is subject to three capital requirements under its capital plan. First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit, market, and operations risks capital requirements calculated in accordance with the FHLBNY policy and rules and regulations of the Federal Housing Finance Agency (“Finance Agency”). Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Agency may require the FHLBNY to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements. In addition, the FHLBNY is required to maintain at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times plus allowance for loan loss reserves and nonpermanent capital weighted 1.0 time plus allowance for loan loss reserves divided by total assets. The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods reported.

[1]	On December 12, 2007 the Finance Board, the predecessor of the Finance Agency, approved amendments to the FHLBNY’s capital plan which allow the FHLBNY to recalculate the membership stock purchase requirement any time after 30 days subsequent to a merger. The amendments also permit the FHLBNY to use a zero mortgage asset base in performing the calculation, which recognizes the fact that the corporate entity that was once its member no longer exists. As a result of these amendments, the FHLBNY could determine that all of the membership stock formerly held by the member would become excess stock, which would give the FHLBNY the discretion, but not the obligation, to repurchase that stock prior to the expiration of the five-year notice period.

Notes to Financial Statements — Unaudited
Capital Ratios
The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	June 30, 2008		December 31, 2007
	Required [4]	Actual	Required [4]	Actual
Regulatory capital requirements:
Risk-based capital [1]	$795,940	$5,502,223	$578,653	$5,024,861
Total capital-to-asset ratio	4.00%	4.66%	4.00%	4.58%
Total capital [2]	$4,724,284	$5,503,102	$4,387,304	$5,025,494
Leverage ratio	5.00%	6.99%	5.00%	6.87%
Leverage capital [3]	$5,905,355	$8,254,213	$5,484,130	$7,537,925

[1]	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

[2]	Actual “Total capital” is “Risk-based capital” plus allowance for credit losses.

[3]	Actual Leverage capital is “Risk-based capital” times 1.5 plus allowance for loan losses.

[4]	Required minimum.
Mandatorily Redeemable Capital Stock
Generally, the FHLBNY’s capital stock is redeemable at the option of either the member or the FHLBNY subject to certain conditions, and is subject to the provisions under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) and falls within the SFAS 150’s definition of a nonpublic entity as well as the definition of an SEC registrant in FASB Staff Position No. SFAS 150-3 (FSP 150-3).
The FHLBNY is a cooperative whose member financial institutions own almost all of the FHLBNY’s capital stock. Member shares cannot be purchased or sold except between the Bank and its members at its $100 per share par value. Also, the FHLBNY does not have equity securities that trade in a public market. Future filings with the SEC will not be in anticipation of the sale of equity securities in a public market as the FHLBNY is prohibited by law from doing so, and the FHLBNY is not controlled by an entity that has equity securities traded or contemplated to be traded in a public market. Therefore, the FHLBNY is a nonpublic entity based on the definition in SFAS 150. In addition, although the FHLBNY is a nonpublic entity, the FHLBanks issue consolidated obligations that are traded in the public market. Based on this factor, the FHLBNY complies with the provisions of SFAS 150 as a nonpublic SEC registrant.
In accordance with SFAS 150, the FHLBNY reclassifies the stock subject to redemption from equity to a liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Under such circumstances, the member shares will then meet the definition of a mandatorily redeemable financial instrument and are reclassified to a liability at fair value. Dividends on member shares classified as a liability are accrued at the estimated dividend rate and recorded as interest expense in the Statement of income. The repayment of these mandatorily redeemable financial instruments, once settled, will be reflected as financing cash outflows in the Statement of cash flows. In compliance with this provision, dividends on mandatorily redeemable capital stock in the amount of $2.7 million and $1.6 million for the three months ended June 30, 2008 and 2007 and $6.9 million and $3.8 million were recorded as interest expense for the six months ended June 30, 2008 and 2007.

Notes to Financial Statements — Unaudited
If a member cancels its notice of voluntary withdrawal, the FHLBNY will reclassify the mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
At June 30, 2008 and December 31, 2007, mandatorily redeemable capital stock of $169.3 million and $238.6 million were held by former members who had attained non-member status by virtue of being acquired by non-members. A small number of members also became non-members by relocating their charters to outside the FHLBNY’s membership district.
Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	June 30, 2008	December 31, 2007

Redemption less than one year	$62,549	$127,010
Redemption from one year to less than three years	83,832	94,629
Redemption from three years to less than five years	15,858	15,281
Redemption after five years or greater	7,063	1,676

Total	$169,302	$238,596

Anticipated redemptions assume the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances. Commencing January 1, 2008, the Bank may also redeem, at its discretion, non-members’ membership stock.
The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Beginning balance	$181,824	$111,782	$238,596	$109,950
Capital stock subject to mandatory redemption reclassified from equity	6,415	—	64,759	6,865
Redemption of mandatorily redeemable capital stock [1]	(18,937)	(34,211)	(134,053)	(39,244)

Ending balance	$169,302	$77,571	$169,302	$77,571

Accrued interest payable	$3,380	$1,494	$3,380	$1,494

[1]	Redemption includes repayment of excess stock. (Accrual is at 7.80% annualized rate for June 30, 2008; 7.50% annualized rate for June 30, 2007)
Note 8. Affordable Housing Program
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Beginning balance	$124,332	$104,572	$119,052	$101,898
Additions from current period’s assessments	8,515	8,029	20,127	16,187
Net disbursements for grants and programs	(8,677)	(4,605)	(15,009)	(10,089)

Ending balance	$124,170	$107,996	$124,170	$107,996

Notes to Financial Statements — Unaudited
Note 9. Derivatives
General — The FHLBNY may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements (collectively, “derivatives”) to manage its exposure to changes in interest rates. The FHLBNY may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The FHLBNY uses derivatives in three ways: by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e., an “economic hedge”). For example, the FHLBNY uses derivatives in its overall interest-rate risk management to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to adjust the interest-rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the FHLBNY also uses derivatives: to manage embedded options in assets and liabilities; to hedge the market value of existing assets and liabilities and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs.
In an economic hedge, a derivative hedges specific or non-specific underlying assets, liabilities or firm commitments, but the hedge does not qualify for hedge accounting under SFAS 133; it is, however, an acceptable hedging strategy under the FHLBNY’s risk management program. These strategies also comply with the Finance Agency’s regulatory requirements prohibiting speculative use of derivatives. An economic hedge introduces the potential for earnings variability due to the changes in fair value recorded on the derivatives that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments.
The FHLBNY, consistent with the Finance Agency’s regulations, enters into derivatives only to reduce the market risk exposures inherent in otherwise unhedged assets and funding positions. The FHLBNY utilizes derivatives in the most cost efficient manner and may enter into derivatives as economic hedges that do not qualify for hedge accounting under SFAS 133 accounting rules. As a result, when entering into such non-qualified hedges, the FHLBNY recognizes only the change in fair value of these derivatives in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities with no offsetting fair value adjustments for the hedged asset, liability, or firm commitment.
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

Notes to Financial Statements — Unaudited
Advances — With a putable (also referred to as convertible) advance borrowed by a member, the FHLBNY may purchase from the member a put option that enables the FHLBNY to effectively convert an advance from fixed rate to floating rate if interest rates increase, or to terminate the advance and extend additional credit on new terms. The FHLBNY may hedge a convertible advance by entering into a cancelable derivative where the FHLBNY pays fixed and receives variable. This type of hedge is treated as a fair value hedge under SFAS 133. The swap counterparty can cancel the derivative on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit on new terms.
The optionality embedded in certain financial instruments held by the FHLBNY can create interest-rate risk. When a member prepays an advance, the FHLBNY could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the FHLBNY generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. When the Bank offers advances (other than short-term) that members may prepay without a prepayment fee, it usually finances such advances with callable debt.
Mortgage Loans — The FHLBNY invests in mortgage assets. The prepayment options embedded in mortgage assets can result in extensions or reductions in the expected maturities of these investments, depending on changes in estimated prepayment speeds. Finance Agency regulations limit this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life changes under certain interest-rate shock scenarios and by establishing limitations on duration of equity and changes in market value of equity. The FHLBNY may manage against prepayment and duration risk by funding some mortgage assets with consolidated obligations that have call features. In addition, the FHLBNY may use derivatives to manage the prepayment and duration variability of mortgage assets. Net income could be reduced if the FHLBNY replaces the mortgages with lower yielding assets and if the Bank’s higher funding costs are not reduced concomitantly.
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
Firm Commitment Strategies — Mortgage delivery commitments are considered derivatives under the provisions of SFAS 133, and the FHLBNY accounts for them as freestanding derivatives, and records the fair values of mortgage loan delivery commitments on the balance sheet with an offset to current period earnings. Fair values were de minimis for all periods reported.
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
Investments — The FHLBNY invests in mortgage and residential asset-backed securities, mortgage-backed securities, mortgage loans held-for-portfolio, GSE and U.S. government agency issued securities and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risks associated with these investment securities are managed by how each is funded.
Forward Settlements — There were no forward settled securities at June 30, 2008 or at December 31, 2007 that would settle outside the shortest period of time for the settlement of such securities.

Notes to Financial Statements — Unaudited
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
Intermediation — To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties. This intermediation allows smaller members access to the derivatives market. The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net impact of the accounting for these derivatives does not significantly affect the operating results of the FHLBNY.
Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, or (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate swaps and interest rate caps and their fair values in which the FHLBNY was an intermediary was not material at June 30, 2008 and December 31, 2007. Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.
Economic hedges — The notional principal of interest rate swaps designated as economic hedges was $25.4 billion at June 30, 2008 and $1.5 billion at December 31, 2007. Net fair value of interest rate swaps designated as economic hedges was $31.9 million in a net unrealized loss position at June 30, 2008, compared to $5.5 million in a net unrealized gain position at December 31, 2007. The increase in the notional amounts of derivatives in economic hedges at June 30, 2008 was primarily due to short- and medium-term swaps that hedged the basis risk of variable-rate bonds issued by the FHLBNY. These swaps were considered freestanding and changes in the fair values of the swaps were recorded through income. The FHLBNY believes the operational cost of designating the basis hedges in a SFAS 133 qualifying hedge would outweigh the benefits of applying hedge accounting. In addition, $3.0 billion in notional amounts of purchased caps were outstanding at June 30, 2008, compared to $1.2 billion at December 31, 2007. Fair value of the purchased caps, net of caps sold, was $49.9 million at June 30, 2008. The comparable fair value of purchased caps at December 31, 2007 was not material. The caps were considered freestanding derivatives and fair value changes were recorded through Net realized and unrealized gain or loss on derivatives and hedging activities.

Notes to Financial Statements — Unaudited
The principle hedging strategies are summarized below:
June 30, 2008

				Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Fair Value Hedge		$53,876
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of fair value risk		$1,107
Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation debt to a LIBOR floating rate	Economic Hedge of fair value risk discount notes		$1,609
		Fair Value Hedge		$30,011
Receive fixed, pay floating interest rate swap with an option to call	To convert the fixed rate consolidated obligation debt to a LIBOR floating rate; swap is callable on the same day as the consolidated obligation debt.	Economic Hedge of fair value risk Fair Value Hedge	$ $	— 3,478
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps.	Economic Hedge of fair value risk		$13,075
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps.	Economic Hedge of fair value risk		$10,590
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge		$1,892
Intermediary positions Interest rate swaps Interest rate caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties.	Economic Hedge of fair value risk		$50
December 31, 2007

				Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Fair Value Hedge		$46,953
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of fair value risk		$1,158
Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation debt to a LIBOR floating rate	Economic Hedge of fair value risk		$1,118
		Fair Value Hedge		$26,233
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation debt.	Cash flow hedge		$128
Receive fixed, pay floating interest rate swap with an option to call	To convert the fixed rate consolidated obligation debt to a LIBOR floating rate; swap is callable on the same day as the consolidated obligation debt.	Economic Hedge of fair value risk Fair Value Hedge	$ $	420 8,580
Intermediary positions Interest rate swaps Interest rate caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties.	Economic Hedge		$70

Notes to Financial Statements — Unaudited
The following table presents outstanding notional balances and estimated fair value gains and (losses) of derivatives by SFAS 133 hedge type (in thousands):

	June 30, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$87,221,576	$(1,171,978)	$81,766,313	$(1,243,427)
Cash flow	—	—	127,500	(177)
Economic	25,418,077	(31,906)	1,538,100	5,454
Interest rate caps/floors
Economic-fair value changes	2,998,500	49,894	1,157,694	2
Mortgage delivery commitments (MPF)
Economic-fair value changes	8,477	24	1,351	5
Other
Intermediation	50,000	20	70,000	22

Total	$115,696,630	$(1,153,946)	$84,660,958	$(1,238,121)

Total derivatives, excluding accrued interest		$(1,153,946)		$(1,238,121)
Cash collateral pledged to counteparties		550,200		396,400
Cash collateral received from counterparties		(46,000)		(41,300)
Accrued interest		100,871		238,657

Net derivative balance		$(548,875)		$(644,364)

Net derivative asset balance		$37,005		$28,978
Net derivative liability balance		(585,880)		(673,342)

Net derivative balance		$(548,875)		$(644,364)

The categories — “Fair value”, “Commitment”, and “Cash Flow” hedges — represent derivative transactions accounted for as hedges. If any such hedges do not qualify for hedge accounting under the provisions of SFAS 133, they are classified as “Economic” hedges. Changes in fair values of economic hedges are recorded through the income statement without the offset of corresponding changes in the fair value of the hedged item. Changes in fair values of SFAS 133 qualifying derivative transactions designated in fair value hedges are recorded through the income statement with the offset of corresponding changes in the fair values of the hedged items. The effective portion of changes in the fair values of derivatives designated in a qualifying cash flow hedge is recorded in Accumulated other comprehensive income (loss).
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
The Board of Directors of the FHLBNY approved certain amendments to the Postretirement Health Benefit plan effective as of January 1, 2008. The amendments did not have a material impact on reported results of operations or financial condition of the Bank.
The following table presents employee retirement plan expenses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Defined Benefit Plan	$1,494	$1,456	$2,989	$2,912
Benefit Equalization Plan (defined benefit)	470	309	939	618
Defined Contribution Plan and BEP Thrift	299	331	485	711
Postretirement Health Benefit Plan	250	481	499	962

Total retirement plan expenses	$2,513	$2,577	$4,912	$5,203

Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$153	$103	$306	$205
Interest cost	237	161	473	323
Amortization of unrecognized prior service cost	(36)	(25)	(72)	(50)
Amortization of unrecognized net loss	116	70	232	140

Net periodic benefit cost	$470	$309	$939	$618

Notes to Financial Statements — Unaudited
Key assumptions used in determining the supplemental retirement plan cost for the three and six months ended June 30, 2008 included a discount rate of 6.37%, salary increases of 5.50%, and an amortization period of 8 years. The measurement date used to determine the net periodic cost was December 31, 2007. The total amounts of benefits paid and expected to be paid under this plan are not expected to be materially different from amounts disclosed in the Bank’s Form 10-K filed on March 28, 2008. Plan assumptions with respect to future benefit obligations were revised in the first quarter of 2008 and explain the increase in the amount expensed.
Components of the net periodic postretirement health benefit cost for the FHLBNY’s Postretirement Health Benefit plan were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost (benefits attributed to service during the period)	$128	$218	$256	$437
Interest cost on accumulated postretirement health benefit obligation	228	203	454	406
Amortization of loss	77	60	155	119
Amortization of prior service cost/(credit)	(183)	—	(366)	—

Net periodic postretirement health benefit cost	$250	$481	$499	$962

Key assumptions used in determining the Postretirement Health Benefit plan for the six months ended June 30, 2008 included a discount rate of 6.37%, and health care cost trend rate of 6.0%, 5.0% and 4.5% in the years 2008, 2009 and 2010 and afterwards. The measurement date used to determine the net periodic cost was December 31, 2007. The total amounts of benefits paid and expected to be paid under this plan are not expected to be materially different from amounts disclosed in the Bank’s Form 10-K filed on March 28, 2008.
Note 11. Related Party Transactions
The FHLBNY is a cooperative and the members own almost all of the stock of the FHLBNY. Stock that is not owned by members is held by former members. The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The FHLBNY conducts its advances business almost exclusively with members. The FHLBNY considers transactions with its members and non-member stockholders as related party transactions in addition to transactions with other FHLBanks, the Office of Finance, the Finance Board and its successor — the Finance Agency.
All transactions with all members, including those whose officers may serve as directors of the FHLBNY, are at terms that are no more favorable than comparable transactions with other members.

Notes to Financial Statements — Unaudited
The following tables summarize outstanding balances with related parties at June 30, 2008 and December 31, 2007 as well as transactions for the three and six months ended June 30, 2008 and 2007.
Related Party: Assets, Liabilities and Equity (in thousands):

	June 30, 2008		December 31, 2007
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$41,402	$—	$7,909
Interest-bearing deposits	158	8,125,000	87	10,300,200
Federal funds sold	—	3,913,000	—	4,381,000
Available-for-sale securities	—	3,075,955	—	13,187
Held-to-maturity securities	—	10,239,553	—	10,284,754
Advances	90,756,956	—	82,089,667	—
Mortgage loans [1]	—	1,457,050	—	1,491,628
Loans to other FHLBanks	—	—	55,000	—
Accrued interest receivable	343,233	92,746	402,439	159,884
Premises, software, and equipment	—	13,313	—	13,154
Derivative assets [5]	—	37,005	—	28,978
Other assets [2]	—	11,728	—	17,004

Total assets	$91,100,347	$27,006,752	$82,547,193	$26,697,698

Liabilities and capital
Deposits	$1,799,455	$—	$1,605,535	$—
Consolidated obligations	—	109,567,298	—	101,117,387
Mandatorily redeemable capital stock	169,302	—	238,596	—
Accrued interest payable	69	512,136	60	655,810
Affordable Housing Program [3]	124,170	—	119,052	—
Payable to REFCORP	—	18,516	—	23,998
Derivative liabilities [5]	—	585,880	—	673,342
Other liabilities [4]	20,685	45,064	19,584	40,936

Total liabilities	2,113,681	110,728,894	1,982,827	102,511,473

Capital	5,264,524	—	4,750,591	—

Total liabilities and capital	$7,378,205	$110,728,894	$6,733,418	$102,511,473

[1]	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

[2]	Includes insignificant amounts of miscellaneous assets that are considered related party.

[3]	Represents funds not yet disbursed to eligible programs.

[4]	Related column includes member pass-through reserves at the Federal Reserve Bank.

[5]	Derivative assets and liabilities include insignificant fair values due to intermediation activities on behalf of members.

Notes to Financial Statements — Unaudited
Related Party: Income and Expense transactions (in thousands):

	Three months ended
	June 30, 2008		June 30, 2007
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$661,142	$—	$806,965	$—
Interest-bearing deposits [1]	—	63,835	—	83,954
Federal funds sold	—	19,187	—	42,179
Available-for-sale securities	—	23,092	—	—
Held-to-maturity securities	—	123,900	—	149,655
Mortgage loans [2]	—	19,399	—	19,715
Loans to other FHLBanks and other	—	—	—	1

Total interest income	$661,142	$249,413	$806,965	$295,504

Interest expense
Consolidated obligations	$—	$739,135	$—	$952,248
Deposits	10,690	—	34,357	—
Mandatorily redeemable capital stock	2,656	—	1,632	—
Cash collateral held and other borrowings	14	255	—	1,375

Total interest expense	$13,360	$739,390	$35,989	$953,623

Service fees	$797	$—	$835	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

	Six months ended
	June 30, 2008		June 30, 2007
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$1,532,927	$—	$1,584,459	$—
Interest-bearing deposits [1]	—	175,086	—	164,653
Federal funds sold	—	48,605	—	86,815
Available-for-sale securities	—	32,575	—	—
Held-to-maturity securities	—	258,248	—	302,618
Mortgage loans [2]	—	39,032	—	39,233
Loans to other FHLBanks and other	—	1	—	2

Total interest income	$1,532,927	$553,547	$1,584,459	$593,321

Interest expense
Consolidated obligations	$—	$1,741,679	$—	$1,890,284
Deposits	25,865	—	55,367	—
Mandatorily redeemable capital stock	6,934	—	3,780	—
Cash collateral held and other borrowings	159	580	3	2,802

Total interest expense	$32,958	$1,742,259	$59,150	$1,893,086

Service fees	$1,487	$—	$1,662	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.
Debt transferred to or from other FHLBanks — No debt was transferred for the three and six months ended June 30, 2008. In the second quarter of 2007, the FHLBNY retired $100.0 million of consolidated obligation bonds at a cost that exceeded amortized cost by $1.4 million. In the first six months of 2007, the FHLBNY retired $383.0 million of consolidated obligations bonds as a cost that exceeded amortized cost by $3.8 million. The bonds were retired by transferring the obligations at negotiated market prices.

Notes to Financial Statements — Unaudited
Note 12. Total Comprehensive Income
Total comprehensive income was comprised of Net income and Accumulated other comprehensive income (loss), which included net unrealized losses on available-for-sale securities, cash flow hedging activities, and additional liability for employee supplemental retirement and postretirement health benefit plans. Changes in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ended June 30, 2008
				Accumulated
	Available-	Cash	Supplemental	Other		Total
	for-sale	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	hedges	Plans	Income (Loss)	Income	Income

Balance, March 31, 2007	$—	$(4,775)	$(5,785)	$(10,560)

Net change	—	694	—	694	$70,627	$71,321

Balance, June 30, 2007	$—	$(4,081)	$(5,785)	$(9,866)

Balance, March 31, 2008	$(17,034)	$(35,436)	$(5,087)	$(57,557)

Net change	(12,578)	1,738	—	(10,840)	$73,982	$63,142

Balance, June 30, 2008	$(29,612)	$(33,698)	$(5,087)	$(68,397)

	Six months ended June 30, 2008
				Accumulated
	Available-	Cash	Supplemental	Other		Total
	for-sale	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	hedges	Plans	Income (Loss)	Income	Income

Balance, December 31, 2006	$—	$(4,763)	$(5,785)	$(10,548)

Net change	—	682	—	682	$141,900	$142,582

Balance, June 30, 2007	$—	$(4,081)	$(5,785)	$(9,866)

Balance, December 31, 2007	$(373)	$(30,215)	$(5,087)	$(35,675)

Net change	(29,239)	(3,483)	—	(32,722)	$174,206	$141,484

Balance, June 30, 2008	$(29,612)	$(33,698)	$(5,087)	$(68,397)

Notes to Financial Statements — Unaudited
Note 13. Fair Values of Financial Instruments
Items Measured at Fair Value on a Recurring Basis
The following table presents for each SFAS 157 hierarchy level, the FHLBNY’s assets and liabilities that were measured at fair value on its Statements of condition at June 30, 2008 (in thousands):

	June 30, 2008
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities	$3,075,955	$—	$3,075,955	$—	$—
Advances	—	—	—	—	—
Mortgage Loans	—	—	—	—	—
Derivative assets	37,005	—	83,005	—	(46,000)
Other assets	—	—	—	—	—

Total assets at fair value	$3,112,960	$—	$3,158,960	$—	$(46,000)

Liabilities
Consolidated obligations:
Discount notes	$—	$—	$—	$—	$—
Bonds	—	—	—	—	—
Derivative liabilities	(585,880)	—	(1,136,080)	—	550,200

Total liabilities at fair value	$(585,880)	$—	$(1,136,080)	$—	$550,200

The Bank did not have any assets or liabilities recorded as Level 3 between January 1, 2008 and June 30, 2008. Therefore, there were no transfers in/out of Level 3 at fair values in the two quarters ended March 31 and June 30, 2008.
Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities would be measured at fair value on a nonrecurring basis and would not be recorded on a period-to-period basis and were therefore not included in the table above. For the FHLBNY, such items may include mortgage loans in foreclosure, or mortgage loans written down to fair value. Amounts of such items were de minimis at June 30, 2008. There were no securities designated as held-to-maturity that were written down to fair value as a result of other-than-temporary impairment at June 30, 2008.

Notes to Financial Statements — Unaudited
Estimated Fair Values (SFAS 107) — Summary Tables
The carrying value and estimated fair values of the FHLBNY’s financial instruments were as follows (in thousands):

	June 30, 2008
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	Fair Value
Assets
Cash and due from banks	$41,402	$—	$41,402
Interest-bearing deposits	8,125,158	660	8,125,818
Federal funds sold	3,913,000	43	3,913,043
Available-for-sale securities	3,075,955	—	3,075,955
Held-to-maturity securities	10,239,553	(166,550)	10,073,003
Advances	90,756,956	(7,960)	90,748,996
Mortgage loans, net	1,457,050	(14,300)	1,442,750
Accrued interest receivable	435,979	—	435,979
Derivative assets	37,005	—	37,005
Other financial assets	2,463	—	2,463

Liabilities
Deposits	1,799,455	1	1,799,456
Consolidated obligations:
Bonds	83,897,259	84,799	83,982,058
Discount notes	25,670,039	(7,013)	25,663,026
Mandatorily redeemable capital stock	169,302	—	169,302
Accrued interest payable	512,205	—	512,205
Derivative liabilities	585,880	—	585,880
Other financial liabilities	26,097	—	26,097

	December 31, 2007
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	Fair Value
Assets
Cash and due from banks	$7,909	$—	$7,909
Interest-bearing deposits	10,300,287	7,091	10,307,378
Federal funds sold	4,381,000	720	4,381,720
Available-for-sale securities	13,187	—	13,187
Held-to-maturity securities	10,284,754	(4,941)	10,279,813
Advances	82,089,667	146,865	82,236,532
Loans to FHLBanks	55,000	—	55,000
Mortgage loans, net	1,491,628	(5,620)	1,486,008
Accrued interest receivable	562,323	—	562,323
Derivative assets	28,978	—	28,978
Other financial assets	1,624	—	1,624

Liabilities
Deposits	1,605,535	3	1,605,538
Consolidated obligations:
Bonds	66,325,817	197,907	66,523,724
Discount notes	34,791,570	6,914	34,798,484
Mandatorily redeemable capital stock	238,596	—	238,596
Accrued interest payable	655,870	—	655,870
Derivative liabilities	673,342	—	673,342
Other financial liabilities	28,941	—	28,941

Notes to Financial Statements — Unaudited
Notes to Estimated Fair Values (SFAS 107)
The fair value of financial instruments is defined as the price FHLBNY would receive to sell an asset in an orderly transaction between market participants at the measurement date. A financial liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices are not available, valuation models and inputs are utilized. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or markets and the instruments’ complexity.
Beginning with the adoption of SFAS 157 on January 1, 2008, the fair values of financial assets and liabilities reported in the table above were based upon the discussions that follow and valuation techniques described in Note 1 Accounting Changes, Significant Accounting Policies and Estimates, and Recently Issued Accounting Standards. The Fair Value Summary Tables above, does not represent an estimate of the overall market value of the FHLBNY as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
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
Investment securities
The fair value of investment securities is estimated by management using information from specialized pricing services that use pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models are market based and observable. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs in the models are based on new issue and secondary market transactions. Securities are re-priced if observed spreads and other significant factors change materially. See Note 1 Accounting Changes, Significant Accounting Policies and Estimates, and Recently Issued Accounting Standards, for corroboration and other analytical procedures performed by the FHLBNY. Examples of securities priced under such a valuation technique, and which are classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined under SFAS 157, include GSE issued collateralized mortgage obligations and money market funds.
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

Notes to Financial Statements — Unaudited
Mortgage loans
The fair value of MPF loans and loans in the inactive CMA programs are priced for purposes of SFAS 107 using a valuation technique referred to as the “market approach” as defined in SFAS 157. Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term. Thereafter, these are compared against closing “TBA” prices extracted from independent sources. All significant inputs to the loan valuations are market based and observable.
Accrued interest receivable and payable
The estimated fair values approximate the recorded book value because of the relatively short period of time between their origination and expected realization.
Derivative assets and liabilities
The FHLBNY’s derivatives are traded in the over-the-counter market and are valued using discounted cash flow models that use as their basis, readily observable and market based inputs. Significant inputs include interest rates and volatilities. These derivative positions are classified within Level 2 of the valuation hierarchy, and include interest rate swaps, swaptions, interest rate caps and floors, and mortgage delivery commitments.
SFAS No. 157 clarified that the valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing. The Bank has collateral agreements with all its derivative counterparties and vigorously enforces collateral exchanges at least weekly. The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair value of derivative assets and derivative liabilities in the Statement of conditions at June 30, 2008 and December 31, 2007.
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

Notes to Financial Statements — Unaudited
Note 14. Commitments and Contingencies
The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception in FIN 45. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at June 30, 2008 and December 31, 2007. The par amounts of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, were approximately $1,255.5 billion and $1,189.7 billion at June 30, 2008 and December 31, 2007.
Commitments for additional advances totaled approximately $19.0 billion and $19.5 billion as of June 30, 2008 and December 31, 2007. Commitments are conditional and were for periods of up to twelve months. Extension of credit under these commitments is subject to certain collateral requirements and other financial criteria at the time the commitment is drawn upon. Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $674.0 million and $442.3 million as of June 30, 2008 and December 31, 2007, respectively and had original terms of up to fifteen years, with a final expiration in 2019. Standby letters of credit are fully collateralized at the time of issuance. Unearned fees on standby letters of credit are recorded in other liabilities and were not significant as of June 30, 2008 and December 31, 2007. Based on management’s credit analyses and the Bank’s collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit.
Under the MPF program, the Bank was unconditionally obligated to purchase $8.5 million and $1.4 million in mortgage loans at June 30, 2008 and December 31, 2007. Commitments are generally for periods not to exceed 45 days. Under the provision of SFAS 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities,” such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $224.2 million and $268.6 million as of June 30, 2008 and December 31, 2007.

Notes to Financial Statements — Unaudited
The FHLBNY executes derivatives with major banks and broker-dealers and enters into bilateral collateral agreements. When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure. To mitigate the counterparties’ exposures, the FHLBNY pledged $550.2 million in cash as collateral at June 30, 2008. The comparable number at December 31, 2007 was $396.4 million. With the adoption of FSP FIN 39-1 on January 1, 2008, cash collateral pledged has been netted against derivatives that were in unrealized loss positions at June 30, 2008 and a net derivative liability has been reported in the Statements of condition. Statement of condition at December 31, 2007 was reclassified for the netting to conform to the current quarter presentation. At June 30, 2008 and December 31, 2007, the FHLBNY was also exposed to credit risk associated with outstanding derivative transactions measured by the replacement cost of derivatives in a gain position. The Bank’s credit exposure was mitigated by cash collateral of $46.0 million and $41.3 million delivered by derivatives counterparties and held by the Bank at June 30, 2008 and December 31, 2007. The amounts were netted against derivatives that were in an unrealized gain positions and a net derivative asset position was reported in the Statements of condition at June 30, 2008 and December 31, 2007.
Net rental expense and the cost of operating leases for the three and six months ended June 30, 2008, 2007 and 2006 were not material. The lease agreements for FHLBNY premises provides for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.
The following table summarizes commitments and contingencies as of June 30, 2008 (in thousands):

	June 30, 2008
	Payments due or expiration terms by period [1]
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par	$41,205,335	$32,701,750	$5,503,445	$4,264,100	$83,674,630
Mandatorily redeemable capital stock [1]	62,549	83,832	15,858	7,063	169,302
Premises (lease obligations)	3,019	6,127	6,264	10,035	25,445

Total contractual obligations	41,270,903	32,791,709	5,525,567	4,281,198	83,869,377

Other commitments
Standby letters of credit	636,260	24,373	5,038	8,311	673,982
Unused lines of credit and other conditional commitments	19,045,696	—	—	—	19,045,696
Consolidated obligation bonds/discount notes traded not settled	1,527,000	—	—	—	1,527,000
Firm commitment-advances	150,000	—	—	—	150,000
Open delivery commitments (MPF)	8,477	—	—	—	8,477

Total other commitments	21,367,433	24,373	5,038	8,311	21,405,155

Total obligations and commitments	$62,638,336	$32,816,082	$5,530,605	$4,289,509	$105,274,532

[1]	Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.
The FHLBNY does not anticipate any credit losses from its off-balance sheet commitments and accordingly no provision for losses on such commitments is required.

Notes to Financial Statements — Unaudited
Note 15. Earnings per Share of Capital
The following table sets forth the computation of earnings per share of capital (in thousands except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$73,982	$70,627	$174,206	$141,900

Net income available to stockholders	$73,982	$70,627	$174,206	$141,900

Weighted average shares of capital	48,765	36,814	47,117	36,599
Less: Mandatorily redeemable capital stock	(1,743)	(799)	(1,844)	(958)

Average number of shares of capital used to calculate earnings per share	47,022	36,015	45,273	35,641

Net earnings per share of capital	$1.57	$1.96	$3.85	$3.98

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
The top five advance holders at June 30, 2008 and 2007, and associated interest income are summarized below (dollars in thousands):

	June 30, 2008
			Par	Percent of	Interest Income
	City	State	Advances	Total [2]	Three months	Six Months

Hudson City Savings Bank [1]	Paramus	NJ	$16,275,000	18.2%	$106,396	$265,445
Manufacturers and Traders Trust Company	Buffalo	NY	8,490,413	9.5	39,204	107,772
New York Community Bank [1]	Westbury	NY	8,124,721	9.1	58,336	149,496
Metropolitan Life Insurance Company	New York	NY	6,030,000	6.7	29,839	84,408
HSBC Bank USA, National Association	New York	NY	4,008,311	4.5	24,886	72,306

Total			$42,928,445	48.0%	$258,661	$679,427

[1]	Officer of member bank also served on the Board of Directors of the FHLBNY.

[2]	Percentage calculated on par value of advances.

	June 30, 2007
			Par	Percent of	Interest Income
	City	State	Advances	Total [2]	Three months	Six Months

Hudson City Savings Bank [1]	Paramus	NJ	$12,116,000	19.7%	$123,238	$225,175
New York Community Bank [1]	Westbury	NY	7,438,673	12.1	88,019	178,175
HSBC Bank USA, National Association	New York	NY	4,508,850	7.3	62,812	130,110
Manufacturers and Traders Trust Company	Buffalo	NY	4,096,074	6.7	50,216	96,560
Astoria Federal Savings and Loan Assn.	Long Island City	NY	2,542,000	4.1	31,669	61,022

Total			$30,701,597	49.9%	$355,954	$691,042

[1]	Officer of member bank also served on the Board of Directors of the FHLBNY.

[2]	Percentage calculated on par value of advances.
The top five advance holders at December 31, 2007, and associated interest income are summarized below (dollars in thousands):

	December 31, 2007
			Par	Percent of	Interest
	City	State	Advances	Total [2]	Income

Hudson City Savings Bank [1]	Paramus	NJ	$14,191,000	17.6%	$461,568
New York Community Bank [1]	Westbury	NY	8,138,625	10.1	326,012
Manufacturers and Traders Trust Company	Buffalo	NY	6,505,625	8.1	247,104
HSBC Bank USA, National Association	New York	NY	5,508,585	6.8	240,347
Metropolitan Life Insurance Company	New York	NY	4,555,000	5.7	81,724

Total			$38,898,835	48.3%	$1,356,755

[1]	Officer of member bank also served on the Board of Directors of the FHLBNY.

[2]	Percentage calculated on par value of advances.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements contained in this report, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), may be “forward-looking statements.” All statements other than statements of historical fact are statements that could potentially be forward-looking statements. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, the capital structure and other financial items; statements of plans or objectives for future operations; expectations of future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.
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
These forward-looking statements may not be realized due to a variety of risks and uncertainties including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and marketing factors, as well as other factors identified in the Bank’s filings with the Securities and Exchange Commission.

Executive Overview
This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), this Form 10-Q should be read in its entirety, and in conjunction with the Bank’s most recent Form 10-K filed on March 28, 2008.
Cooperative business model. As a cooperative, the FHLBNY seeks to maintain a balance between its public policy mission and its ability to provide adequate returns on the capital supplied by its members. The FHLBNY achieves this balance by delivering low-cost financing to members to help them meet the credit needs of their communities and by paying a dividend on the members’ capital stock. Reflecting the FHLBNY’s cooperative nature, the FHLBNY’s financial strategies are designed to enable the FHLBNY to expand and contract in response to member credit needs. The FHLBNY invests its capital in high quality, short- and intermediate-term financial instruments. This strategy allows the FHLBNY to maintain sufficient liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations, and meet other obligations. The dividends paid by FHLBNY are largely the result of the FHLBNY’s earnings on invested member capital, net earnings on advances to members, mortgage loans and investments, offset in part by the FHLBNY’s operating expenses and assessments. FHLBNY’s board of directors and management determine the pricing of advances to members and dividend policies based on the needs of its members and the cooperative.
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
Different FHLBank Business Strategies. Each FHLBank is operated as a separate entity with its own management, employees and board of directors. In addition, all FHLBanks operate under the Finance Agency’s supervisory and regulatory framework. However, each FHLBank’s management and board of directors determine the best approach for meeting its business objectives and serving its members. As such, the management and board of directors of each FHLBank have developed different business strategies and initiatives to fulfill that FHLBank’s mission, and they re-evaluate these strategies and initiatives from time to time.

Business segment. The FHLBNY manages its operations as a single business segment. Advances to members are the primary focus of the FHLBNY’s operations and the principal factor that impacts its operating results. The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate taxes. It is required to make payments to Resolution Funding Corporation (“REFCORP”), and to set aside a percentage of its income towards an Affordable Housing Program (“AHP”). Together they are referred to as assessments.
Second Quarter 2008 Highlights
The FHLBNY reported current quarter Net income of $74.0 million, or $1.57 per share compared with Net income of $70.6 million or $1.96 per share from the prior year quarter. The return on average equity, which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income (loss), in the current quarter was 5.90%, compared with 7.16% in the prior year quarter. Relative to the prior year quarter, stronger demand by members for advances and favorable funding through the issuance of short-term debt to investors at attractive sub-LIBOR spreads were contributing factors to current quarter Net income growth.
•	Net interest income after the provision for credit losses, a key metric for the FHLBNY, was $157.6 million for the current quarter, up by $44.7 million, or 39.6% from the prior year quarter. Net interest income represents the difference between income from interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest spread earned was 38 basis points for the current quarter, up from 29 basis points in the prior year quarter. Net interest spread is the difference between yields on interest-earning assets and yields on interest-bearing liabilities. Return on average earning-assets was 56 basis points for the current quarter, slightly better than 55 basis points for the prior year quarter.

•	Operating Expenses were $16.5 million for the current quarter, down by $0.4 million, or 2.3% from the prior year quarter.

•	Reported Net realized and unrealized loss from hedging activities was $40.5 million in the current quarter, compared to $2.0 million reported gain in the prior year quarter. The reported loss was primarily due to fair value changes of interest rate swaps that were designated as economic hedges. In an economic hedge, which is a hedge that does not qualify for hedge accounting under the provisions of SFAS 133, the derivative is marked-to-market with no offsetting recording of the fair value changes of the hedged item. In addition, the net interest expense accruals associated with the interest rate swaps designated as economic hedges were also reported within this category in compliance with hedge accounting disclosure rules. Together, they amounted to $35.9 million of the reported loss. Interest rate caps were also designated as economic hedges and fair value changes including the natural market amortization of purchased caps resulted in a recorded gain of $2.6 million in the current quarter, compared to a loss of $0.7 million in the prior year period.

•	The FHLBNY is also assessed the operating expenses of the Office of Finance and the Federal Housing Finance Agency. The Office of Finance is a joint office of the twelve FHLBanks and facilitates issuing and servicing the consolidated obligation debt of the FHLBanks as well as the preparation of the combined quarterly and annual financial reports of the FHLBanks. The Federal Housing Finance Agency is the regulator of the FHLBanks. The combined charges were $1.5 million for the current quarter, up from $1.1 million in the prior year quarter.

•	REFCORP assessments were $18.5 million for the current quarter, up by $0.8 million, from the prior year quarter. AHP assessments were $8.5 million for the current quarter, up by $0.5 million from the prior year quarter. Assessments are calculated on net income before assessments and the increase was due to higher net income in the current quarter compared to prior year. For more information about REFCORP and AHP assessments, see the section titled “Assessments”, in this Form 10-Q.

•	A cash dividend of $1.94 per share of capital stock (7.80% annualized return on capital stock) was paid in current quarter due for the first quarter of 2008, compared to a cash dividend of $1.85 per share of capital stock (7.50% annualized return on capital stock) paid in the prior year second quarter.
At June 30, 2008, the FHLBNY’s Total assets were $118.1 billion, an increase of $8.9 billion, or 8.1%, from December 31, 2007. Increase in advances borrowed by members was the principal driver. Long-term investments in mortgage-backed securities remained almost unchanged. Investment in short-term money market instruments declined slightly at June 30, 2008 from December 31, 2007.
•	Advances, including the impact of fair value basis adjustments under the hedge accounting provisions of SFAS 133, grew by 10.6% to $90.8 billion at June 30, 2008, compared to $82.1 billion at December 31, 2007. Par amounts of advances were $89.4 billion at June 30, 2008, up from $80.6 billion at December 31, 2007. Member demand for advance borrowings in the current quarter has been concentrated in the fixed-rate advance products.

•	Credit dislocation in the marketplace has continued to drive investors to acquire shorter-term debt issued by the FHLBanks, including those issued on behalf of the FHLBNY. Issuances of discount notes, which have maturities from overnight to 365 days, were at record levels at December 31, 2007 at attractive sub-LIBOR spreads. Since then, the Bank reduced issuances of discount notes, and amounts outstanding at June 30, 2008 declined to $25.7 billion, compared to $34.8 billion at December 31, 2007. The Bank has also reduced its inventories of short-term investments which are typically funded by discount notes. Discount notes and short-term bonds still remain at attractive sub-LIBOR pricing levels for the FHLBNY, although the wide spreads to LIBOR observed in the fourth quarter of 2007 have narrowed considerably. Favorable investor demand for floating-rate consolidated obligation bonds drove pricing to attractive levels and the FHLBNY has steadily increased the use of floating-rate bonds to fund its assets.

•	Held-to-maturity securities consisting of mortgage-backed securities and state and local housing agency bonds remained almost unchanged at $10.2 billion at the current quarter end, compared to $10.3 billion at year end. In the second quarter, the Bank acquired $1.2 billion of fixed-rate GSE issued MBS that were rated triple-A, and $186.8 million of securities issued by a state and local housing agency that were rated double-A.

•	Available-for-sale securities grew to $3.1 billion at June 30, 2008, up from $13.2 million at December 31, 2007. The Bank acquired $2.2 billion and $1.2 billion of GSE issued, variable-rate collateralized mortgage obligations (“CMO”) in the first and second quarters of 2008, and designated these acquisitions as available-for-sale. All securities purchased were rated triple-A. CMOs are supported by agency pass-through securities. For more information about the credit quality of the Bank’s investment securities, see Investment Quality in the section of this MD&A captioned Asset Quality.

•	Investments in short-term certificates of deposit and federal funds sold were allowed to decline at June 30, 2008 to $12.0 billion from $14.7 billion at December 31, 2007. The decline was in line with the Bank’s decision to reduce its reliance on consolidated obligation discount notes, which are short-term debt that are typically employed to fund short-term money market instruments.

•	Shareholders’ equity, the sum of Capital stock, Retained earnings, and Accumulated other comprehensive income (loss) was $5.3 billion at June 30, 2008, up by $513.9 million from December 31, 2007. Capital stock at June 30, 2008 was $4.9 billion, up by $546.6 million as compared to December 31, 2007. The increase in capital stock was consistent with increases in advances borrowed by members since members are required to purchase stock as a prerequisite to membership and to hold FHLBNY stock as a percentage of advances borrowed from the FHLBNY. The Bank’s current practice is that stock in excess of amount necessary to support advance activity is redeemed daily. As a result, the amount of capital stock outstanding varies in line with members’ outstanding advance borrowings. Retained earnings after payment of $174.1 million in dividends in the six-months ended June 30, 2008 was $418.4 million, almost unchanged from December 31, 2007.
Year-to-date 2008 Highlights
The FHLBNY reported year-to-date Net income of $174.2 million, or $3.85 per share compared with Net income of $141.9 million or $3.98 per share for the prior year period. The return on average equity was 7.19%, compared with 7.27% for the prior year period. Continued demand by members for advances and issuances of FHLBNY short-term debt to investors at attractive sub-LIBOR spreads were contributing factors in the year-to-date Net income growth over the prior year period.
•	Net interest income after the provision for credit losses, was $311.0 million year-to-date, up by $85.5 million, or 37.9% from the prior year period. Net interest spread earned was 36 basis points year-to-date, up from 31 basis points in the prior year period. Return on average earning-assets was 57 basis points year-to-date, slightly up from 56 basis points from the prior year period.

•	Operating Expenses were $32.9 million year-to-date, unchanged from the prior year period. The FHLBNY contribution towards the operating expenses of the Office of Finance and the Federal Housing Finance Board, predecessor to the Finance Agency, was $2.9 million year-to-date, up from $2.5 million in the prior year period.

•	Reported Net realized and unrealized loss from hedging activities was $39.7 million year-to-date, compared to a $5.6 million reported gain in the prior year period. The reported loss was primarily due to fair value changes of interest rate swaps that were designated as economic hedges. In an economic hedge, which is a hedge that does not qualify for hedge accounting under the provisions of SFAS 133, the derivative is marked-to-market with no offsetting recording of the fair value changes of the hedged item. In addition, the net interest expense associated with the derivatives designated as economic hedges are also recorded within this category in compliance with hedge accounting reporting rules. Together, they amounted to $36.1 million of the reported loss. Interest rate caps were also designated as economic hedges and fair value changes including the natural market amortization of purchased caps resulted in a recorded gain of $2.1 million in the current year period, compared to a loss of $1.4 million in the prior year period.

•	REFCORP assessments were $43.6 million year-to-date, up by $8.1 million, from the prior year period. AHP assessments were $20.1 million year-to-date, up by $3.9 million from the prior year period. Assessments are calculated on net income before assessments and the increase was due to higher net income year-to-date compared to the prior year period.

•	Cash dividends of $4.06 per share of capital stock was paid year-to-date, compared to cash dividends of $3.61 per share of capital stock paid in the prior year period.

2008 Third Quarter Outlook
The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties which could cause the FHLBNY’s results to differ materially from those set forth in such forward-looking statements.
The basic outlook for the third quarter of 2008 is predicated on the expected slowdown in the U.S. economy, particularly the slowdown in the housing market, as well as an expectation of continued uncertainties in the financial markets. Against that backdrop, management of the Bank believes it is difficult to predict member demand for advances, which are the primary focus of the FHLBNY’s operations and the principal factor that impacts its operating results. However, earnings are expected to decline in the third quarter as compared to the current quarter.
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
The FHLBNY earns income from investing its members’ capital to fund interest-earning assets. The two principal factors that impact earnings from capital are the average amount of capital outstanding in a period and the interest rate environment in the period. These factors determine the potential earnings from deployed capital, and both factors are subject to change. The Bank cannot predict with certainty the level of earnings from capital. In a lower interest rate environment, deployed capital, which consists of capital stock, retained earnings, and net non-interest bearing liabilities, will provide relatively lower income. On the other hand, if member borrowings continue to grow, capital will grow and provide a higher potential for earnings.

The FHLBNY’s primary source of funds is the sale of consolidated obligations in the capital markets. The FHLBNY’s ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond the FHLBNY’s control. Accordingly, the FHLBNY may not be able to obtain funding on acceptable terms, if at all. If the FHLBNY cannot access funding when needed on acceptable terms, its ability to support and continue operations could be adversely affected, which could negatively affect its financial condition and results of operations.
In the latter half of July 2008, participants in the financial markets began to question whether Fannie Mae and Freddie Mac had sufficient capital to cover potential losses related to mortgages that they either owned or guaranteed. As a result, their stock prices fell significantly and their ability to issue debt was adversely affected. This market unrest also affected the FHLBanks’ issuance of consolidated obligations, which generally are grouped into the same GSE asset class as Fannie Mae and Freddie Mac, by significantly increasing the volatility in GSE debt pricing and resulting in sub-optimal funding at spreads inconsistent with historical levels. To the extent the FHLBanks receive sub-optimal funding, member institutions may, in turn, experience higher costs for advance borrowings. The cost of the FHLBanks’ longer-term debt increased relative to LIBOR in the latter half of July 2008 as some investors were only willing to purchase debt with very short-term maturities as a result of the uncertainties surrounding Fannie Mae and Freddie Mac.
The FHLBanks were able to continue issuing short-term discount notes in acceptable amounts and at acceptable costs during this particularly stressful period. Importantly, the FHLBanks continue to have access to all consolidated bond and discount note funding channels, in auctioned, negotiated and selling group formats.

Selected financial data are presented below

Statements of Condition	June 30,	December 31,
(dollars in millions)	2008	2007	2006	2005	2004	2003

Investments (1)	$25,354	$25,034	$20,503	$21,190	$18,363	$14,217
Advances	90,757	82,090	59,012	61,902	68,507	63,923
Mortgage loans	1,457	1,492	1,483	1,467	1,178	672
Total assets	118,107	109,245	81,703	85,014	88,439	79,230
Deposits and borrowings	1,799	1,606	2,390	2,658	2,297	2,100
Consolidated obligations	109,567	101,117	74,234	77,279	80,157	70,857
Mandatorily redeemable capital stock	169	239	110	18	127	—
AHP liability	124	119	102	91	82	93
REFCORP liability	19	24	17	14	10	—
Capital stock	4,915	4,368	3,546	3,590	3,655	3,639
Retained earnings	418	418	369	291	223	127
Equity to asset ratio (2)	4.46%	4.35%	4.79%	4.57%	4.38%	4.75%

	Three months ended		Six months ended
Statements of Condition	June 30,		June 30,		Year ended December 31,
Averages (dollars in millions)	2008	2007	2008	2007	2007	2006	2005	2004	2003

Investments (1)	$23,893	$20,256	$23,878	$20,385	$22,230	$19,490	$19,944	$17,642	$19,833
Advances	88,202	60,143	85,409	59,368	65,454	64,658	63,446	65,289	70,943
Mortgage loans	1,465	1,501	1,472	1,495	1,502	1,471	1,360	928	527
Total assets	114,242	82,665	111,472	82,017	89,961	86,319	85,254	84,344	92,747
Interest-bearing deposits and other borrowings	2,285	2,840	2,233	2,376	2,286	1,773	2,112	1,968	2,952
Consolidated obligations	104,253	74,779	101,643	74,665	82,233	79,314	77,629	76,105	81,818
Mandatorily redeemable capital stock	174	80	184	96	146	51	56	238	—
AHP liability	123	105	122	104	108	95	84	83	105
REFCORP liability	10	9	11	9	10	9	7	4	2
Capital stock	4,702	3,601	4,527	3,564	3,771	3,737	3,604	3,554	4,082
Retained earnings	394	354	393	351	362	314	251	159	193

Operating Results
and other Data
(dollars in millions)	Three months ended		Six months ended
(except earnings and	June 30,		June 30,		Year ended December 31,
dividends per share)	2008	2007	2008	2007	2007	2006	2005	2004	2003

Net interest income (3)	$158	$113	$311	$226	$499	$470	$395	$268	$299
Net income	74	71	174	142	323	285	230	161	46
Dividends paid in cash	85	65	174	130	273	208	162	66	164
AHP expense	9	8	20	16	37	32	26	19	5
REFCORP expense	18	18	44	35	81	71	58	40	11
Return on average equity* (4)	5.90%	7.16%	7.19%	7.27%	7.85%	7.04%	5.97%	4.34%	1.08%
Return on average assets*	0.26%	0.34%	0.31%	0.35%	0.36%	0.33%	0.27%	0.19%	0.05%
Operating expenses	$16	$17	$33	$33	$67	$63	$59	$51	$48
Operating expenses ratio* (5)	0.06%	0.08%	0.06%	0.08%	0.07%	0.07%	0.07%	0.06%	0.05%
Earnings per share	$1.57	$1.96	$3.85	$3.98	$8.57	$7.63	$6.36	$4.55	$1.12
Dividend per share	$1.94	$1.85	$4.06	$3.61	$7.51	$5.59	$4.50	$1.83	$3.97
Headcount (Full/part time)	249	247	249	247	246	232	221	210	206

(1)	Investments include held-to-maturity securities, available for-sale securities, interest-bearing deposits, Federal funds, and loans to other FHLBanks in averages balance.

(2)	Equity to asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.

(3)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(4)	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average accumulated other comprehensive income (loss).

(5)	Operating expenses as a percentage of total average assets.

*	Annualized.

Results of Operations
The following section provides a comparative discussion of the FHLBNY’s results of operations for the second quarters of 2008 and 2007. For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Note 1 Accounting Changes, Significant Accounting Policies and Estimates, and Recently issued Accounting Standards in this Form 10-Q, and Note 1 Summary of Significant Accounting Policies in the Bank’s most recently filed Form 10-K on March 28, 2008.
The FHLBNY manages its operations as a single business segment. Advances to members are the primary focus of the FHLBNY’s operations, and is the principal factor that impacts its operating results. Interest income from advances is the principal source of revenue. The primary expenses are interest paid on consolidated obligations debt, operating expenses, principally administrative and overhead expenses, and “assessments” on Net income before assessments. The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate taxes. It is required to make payments to REFCORP and set aside funds from its income towards an Affordable Housing Program (“AHP”). Other significant factors affecting the Bank’s net income include the volume and timing of investments in mortgage-backed securities and earnings from shareholders’ capital.
Net interest income
Net interest income is the principal source of revenue for the Bank. It represents the difference between income from interest-earning assets and interest expense paid on interest-bearing liabilities.
Net interest income is impacted by several factors. Member demand for advances and investment activity, the yields from advances and investments, and the cost of consolidated obligation debt that is issued on behalf of the Bank to fund advances and investments are the primary factors. The execution of interest rate swaps in the derivative market at a constant spread to LIBOR, in effect converting fixed-rate advances and fixed-rate debt to conventional adjustable-rate instruments indexed to LIBOR, results in an important intermediation for the Bank between the capital markets and the swap market. The intermediation permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate debt in the capital markets. Income earned from assets funded by member capital and retained earnings, which are non-interest bearing, provides the FHLBNY with substantial income and is an important factor that impacts its results of operations. All of these factors may fluctuate based on changes in interest rates, demand by members for advances, investor demand for debt issued by the FHLBNY and the change in the spread between the yields on advances and investments, and the cost of financing these assets by the issuance of debt to investors.

The following tables summarize key changes in the components of Net interest income (dollar amounts in thousands):

	Three months ended
	June 30,
			Dollar	Percentage
	2008	2007	Variance	Variance
Interest income
Advances	$661,142	$806,965	$(145,823)	(18.07)%
Interest-bearing deposits	63,835	83,954	(20,119)	(23.96)
Federal funds sold	19,187	42,179	(22,992)	(54.51)
Available-for-sale securities	23,092	—	23,092	N/A
Held-to-maturity securities	123,900	149,655	(25,755)	(17.21)
Mortgage loans held-for-portfolio	19,399	19,715	(316)	(1.60)
Loans to other FHLBanks and other	—	1	(1)	(100.00)

Total interest income	910,555	1,102,469	(191,914)	(17.41)

Interest expense
Consolidated obligations-bonds	592,573	781,091	(188,518)	(24.14)
Consolidated obligations-discount notes	146,562	171,157	(24,595)	(14.37)
Deposits	10,690	34,357	(23,667)	(68.89)
Mandatorily redeemable capital stock	2,656	1,632	1,024	62.75
Cash collateral held and other borrowings	269	1,375	(1,106)	(80.44)

Total interest expense	752,750	989,612	(236,862)	(23.94)

Net interest income before provisions for credit losses	$157,805	$112,857	$44,948	39.83%

	Six months ended
	June 30,
			Dollar	Percentage
	2008	2007	Variance	Variance
Interest income
Advances	$1,532,927	$1,584,459	$(51,532)	(3.25)%
Interest-bearing deposits	175,086	164,653	10,433	6.34
Federal funds sold	48,605	86,815	(38,210)	(44.01)
Available-for-sale securities	32,575	—	32,575	N/A
Held-to-maturity securities	258,248	302,618	(44,370)	(14.66)
Mortgage loans held-for-portfolio	39,032	39,233	(201)	(0.51)
Loans to other FHLBanks and other	1	2	(1)	(50.00)

Total interest income	2,086,474	2,177,780	(91,306)	(4.19)

Interest expense
Consolidated obligations-bonds	1,323,834	1,547,848	(224,014)	(14.47)
Consolidated obligations-discount notes	417,845	342,436	75,409	22.02
Deposits	25,865	55,367	(29,502)	(53.28)
Mandatorily redeemable capital stock	6,934	3,780	3,154	83.44
Cash collateral held and other borrowings	739	2,805	(2,066)	(73.65)

Total interest expense	1,775,217	1,952,236	(177,019)	(9.07)

Net interest income before provisions for credit losses	$311,257	$225,544	$85,713	38.00%

The table below summarizes interest income earned from advances and the impact of interest rate derivatives1 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$827,323	$718,786	$1,701,711	$1,411,852
Net interest adjustment from interest rate swaps	(166,181)	88,179	(168,784)	172,607

Total Advance interest income reported	$661,142	$806,965	$1,532,927	$1,584,459

The table below summarizes interest expense paid on consolidated obligation bonds and the impact of interest rate swaps1 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Consolidated bonds-Interest expense
Gross interest expense before adjustment for interest rate swaps	$(718,262)	$(736,788)	$(1,493,443)	$(1,450,746)
Net interest adjustment for interest rate swaps	125,689	(44,303)	169,609	(97,102)

Total Consolidated bonds-interest expense reported	$(592,573)	$(781,091)	$(1,323,834)	$(1,547,848)

1 Derivatives in SFAS 133 qualifying hedges

Spread/Yield Analysis:
The following table summarizes the Bank’s Net interest income and net interest yield. The table provides an attribution of changes in rates and volumes of the FHLBNY’s interest-earning assets and interest bearing liabilities for the second quarter of 2008 and 2007.

	Three months ended
	June 30, 2008			June 30, 2007
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$88,202,082	$661,142	3.01%	$60,142,518	$806,965	5.38%
Interest-earning deposits	8,452,710	63,835	3.04	6,286,066	83,954	5.36
Federal funds sold	3,363,451	19,187	2.29	3,181,868	42,179	5.32
Investments	12,089,612	146,992	4.89	10,787,948	149,655	5.56
Mortgage and other loans	1,465,280	19,399	5.32	1,501,489	19,716	5.27

Total interest-earning assets	$113,573,135	$910,555	3.22%	$81,899,889	$1,102,469	5.40%

Funded By:
Consolidated obligations-bonds	$79,107,647	$592,573	3.01	$61,641,442	$781,091	5.08
Consolidated obligations-discount notes	25,144,866	146,562	2.34	13,137,077	171,157	5.23
Interest-bearing deposits and other borrowings	2,285,117	10,959	1.93	2,839,666	35,732	5.05
Mandatorily redeemable capital stock	174,279	2,656	6.13	79,899	1,632	8.19

Total interest-bearing liabilities	106,711,909	752,750	2.84%	77,698,084	989,612	5.11%

Capital and other non-interest- bearing funds	6,861,226	—		4,201,805	—

Total Funding	$113,573,135	$752,750		$81,899,889	$989,612

Net Interest Income/Spread		$157,805	0.38%		$112,857	0.29%

Net Interest Margin (Net interest income/Earning Assets)			0.56%			0.55%

The following table summarizes the Bank’s net interest income and net interest yield. The table provides an attribution of changes in rates and volumes of the FHLBNY’s interest-earning assets and interest bearing liabilities for the six months ended June 30, 2008 and 2007.

	Six months ended
	June 30, 2008			June 30, 2007
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$85,408,537	$1,532,927	3.61%	$59,368,132	$1,584,459	5.38%
Interest-earning deposits	9,128,586	175,086	3.86	6,194,230	164,653	5.36
Federal funds sold	3,254,945	48,605	3.00	3,289,044	86,815	5.32
Investments	11,505,253	290,823	5.08	10,901,741	302,618	5.60
Mortgage and other loans	1,472,653	39,033	5.33	1,494,550	39,235	5.29

Total interest-earning assets	$110,769,974	$2,086,474	3.79%	$81,247,697	$2,177,780	5.41%

Funded By:
Consolidated obligations-bonds	$74,568,232	$1,323,834	3.57	$61,459,330	$1,547,848	5.08
Consolidated obligations-discount notes	27,074,807	417,845	3.10	13,205,430	342,436	5.23
Interest-bearing deposits and other borrowings	2,233,089	26,604	2.40	2,376,118	58,172	4.94
Mandatorily redeemable capital stock	184,432	6,934	7.56	95,761	3,780	7.96

Total interest-bearing liabilities	104,060,560	1,775,217	3.43%	77,136,639	1,952,236	5.10%

Capital and other non-interest- bearing funds	6,709,414	—		4,111,058	—

Total Funding	$110,769,974	$1,775,217		$81,247,697	$1,952,236

Net Interest Income/Spread		$311,257	0.36%		$225,544	0.31%

Net Interest Margin (Net interest income/Earning Assets)			0.57%			0.56%

[1]	Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the Bank and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond. Similarly, the Bank makes fixed-rate advances to members and hedges the advance with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and rates are annualized.

Interest spread and yield analysis
Net interest spread — Net interest spread earned was 38 basis points in the current quarter, up from 29 basis points in the prior year quarter. Net interest spread is the difference between yields on interest-earning assets and stockholders’ equity and yields paid on interest-bearing liabilities. Net interest margin, which is the annualized net interest income as a percentage of average earning assets, was 56 basis points in the second quarter of 2008, slightly up from 55 basis points from the prior year quarter. On a year-to-date basis, net interest spread was 36 basis points in the current year period, up from 31 basis points in the prior year period. In the current year period the Bank benefited from issuances of discount notes and short-term bonds at relatively attractive sub-LIBOR pricing levels compared to prior year period, although spreads to LIBOR narrowed at the tail-end of the current quarter. The FHLBNY has also increased its issuance of floating-rate consolidated obligation bonds and in a declining interest rate environment, relative to prior year quarter, the coupons on the floating bonds have been resetting at lower rates.
Earnings from member capital — The FHLBNY earns income from investing its members’ capital to fund interest-earning assets. Member capital increased in the first two quarters of 2008 associated with the surge in advances borrowed by members. As a result, deployed capital, which is capital stock, retained earnings and net non-interest bearing liabilities, grew and provided the FHLBNY with a significant source of income even in a lower interest rate environment in the current quarter. An average $6.9 billion in deployed capital in the current quarter earned a yield of 3.22%, the annualized yield on aggregate interest-earning assets. In contrast, in the prior year quarter, the Bank’s average deployed capital was $4.2 billion, significantly lower than the current year quarter, but earned a higher yield of 5.40%. Typically, the Bank earns relatively greater income in a higher interest rate environment on a given amount of average deployed capital. Net interest contribution from deployed capital was a little lower in the current quarter than the prior year period principally because the impact of volume increases in the current year quarter was offset by the impact of decline in yields from earning assets principally because of lower prevailing interest rates. However, on a year-to-date basis, contribution from deployed capital in the current year period was relatively greater than the prior year period. In the year-to-date period, the contribution to net income from higher average deployed capital was only partly offset by lower yields from earning assets in the current year period compared to the prior year period.

Rate and Volume Analysis
The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the FHLBNY’s interest income and interest expense (in thousands):

	Three months ended
	June 30, 2008 vs. June 30, 2007
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$375,462	$(521,285)	$(145,823)
Interest-earning deposits	28,858	(48,977)	(20,119)
Federal funds sold	2,400	(25,392)	(22,992)
Investments	18,008	(20,671)	(2,663)
Mortgage loans and other loans	(474)	157	(317)

Total interest income	424,254	(616,168)	(191,914)

Interest Expense
Consolidated obligations-bonds	220,719	(409,237)	(188,518)
Consolidated obligations-discount notes	156,016	(180,611)	(24,595)
Deposits and borrowings	(6,959)	(17,814)	(24,773)
Mandatorily redeemable capital stock	1,922	(898)	1,024

Total interest expense	371,698	(608,560)	(236,862)

Changes in Net Interest Income	$52,556	$(7,608)	$44,948

	Six months ended
	June 30, 2008 vs. June 30, 2007
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$696,915	$(748,447)	$(51,532)
Interest-earning deposits	78,217	(67,784)	10,433
Federal funds sold	(903)	(37,307)	(38,210)
Investments	16,799	(28,594)	(11,795)
Mortgage loans and other loans	(576)	374	(202)

Total interest income	790,452	(881,758)	(91,306)

Interest Expense
Consolidated obligations-bonds	331,063	(555,077)	(224,014)
Consolidated obligations-discount notes	360,652	(285,243)	75,409
Deposits and borrowings	(3,511)	(28,057)	(31,568)
Mandatorily redeemable capital stock	3,510	(356)	3,154

Total interest expense	691,714	(868,733)	(177,019)

Changes in Net Interest Income	$98,738	$(13,025)	$85,713

Non-Interest Income (Loss)
The following table summarizes Non-interest income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Other income (loss):
Service fees	$797	$835	$1,487	$1,662
Net realized and unrealized gain (loss) on derivatives and hedging activities	(40,547)	2,038	(39,681)	5,562
Redemption of financial instruments and other	1,107	(1,413)	925	(3,770)

Total other income (loss)	$(38,643)	$1,460	$(37,269)	$3,454

The principal components of Non-interest income (loss) are described below:
Service fees — Service fees are derived primarily from providing correspondent banking services to members and fees earned on standby letters of credit. Service fees have declined over the years due to declining demand for such services. The Bank does not consider income from such services as a significant element of its operations.
Net realized and unrealized gain (loss) on derivatives and hedging activities — The Bank may designate a derivative as either a hedge of the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (fair value hedge), a forecasted transaction, or the variability of future cash flows of a floating-rate asset or liability (cash flow hedge). The Bank may also designate a derivative in an economic hedge, which does not qualify for hedge accounting under SFAS 133.
Changes in the fair value of a derivative that qualifies as a fair value hedge under the provisions of SFAS 133, together with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
Net interest accruals of derivatives designated and SFAS 133 qualifying fair value or cash flow hedges are recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities. Net interest accruals of derivatives that do not qualify for hedge accounting under SFAS 133 are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities, without the offsetting gain or loss on the economically hedged asset or liability.
The effective portion of changes in the fair value of a derivative that is designated and qualifies as a “cash flow” hedge under the provisions of SFAS 133 are recorded in Accumulated other comprehensive income (loss).
For all SFAS 133 qualifying hedge relationships, ineffectiveness resulting from differences between changes in fair values or cash flows of the hedged item and changes in fair value of the derivatives are recognized in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
Net realized and unrealized gains and losses from SFAS 133 qualifying hedging activities are typically determined by changes in the benchmark interest rate (designated as LIBOR by the FHLBNY) and the degree of ineffectiveness of hedging relationships between the change in the fair value of derivatives and the change in the fair value of the hedged assets and liabilities attributable to changes in benchmark interest rate. Typically, such gains and losses represent hedge ineffectiveness between changes in the fair value of the hedged item and changes in the fair value of the derivative. The net contractual interest accruals on interest rate swaps considered as not qualifying for hedge accounting under the provisions of SFAS 133 and interest received from in-the-money options are also recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss).

Redemption of financial instruments — The Bank retires debt principally to reduce future debt costs when the associated asset is either prepaid or terminated early. Typically, debt retirement is associated with the prepayment of advances and commercial mortgage-backed securities for which the Bank may receive prepayment fees. When assets are prepaid ahead of their expected or contractual maturities, the Bank also attempts to extinguish debt in order to re-align asset and liability cash flow patterns.
In the period ended June 30, 2008, the Bank was asked to redeem two housing finance agency bonds in the Bank’s held-to-maturity portfolio at a premium that resulted in a gain of $1.1 million. The sales were considered “in-substance maturities” in accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”
Earnings impact of derivatives and hedging activities
Net realized and unrealized gain (loss) from derivatives and hedging activities
As a result of applying SFAS 133, the FHLBNY reported the following net gains (losses) from derivatives and hedging activities (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007 [2]	2008	2007 [2]
Earnings impact of derivatives and hedging activities gain (loss):
Cash flow hedge-ineffectiveness	$—	$(282)	$(9)	$—
Fair value hedges-ineffectiveness	(7,072)	2,698	(5,622)	5,937
Economic hedges-fair value changes-options	2,597	(647)	2,052	(1,359)
Net interest accruals-options	(8)	836	118	1,839
Economic hedges-fair value changes-MPF delivery commitments	(128)	(128)	(124)	(197)
Fair value changes-economic hedges [1]	(19,797)	(1,310)	(19,929)	(1,609)
Net interest accruals-economic hedges [1]	(16,139)	871	(16,167)	951

Net impact on derivatives and hedging activities	$(40,547)	$2,038	$(39,681)	$5,562

[1]	Includes de minimis amount of net gains on member intermediated swaps.

[2]	Prior period presentation has been conformed to match current period presentation and had no impact on the Net gains (losses) on derivatives and hedging activities.
Interest accruals associated with SFAS 133 qualifying hedges are allocated to and recorded within their hedge category to more precisely match gains and losses from hedging activities. Interest accruals associated with economic hedges are recorded as a Net realized and unrealized gain (loss) from derivatives and hedging activities as disclosed in the table above.

Derivative gains and losses reclassified from Accumulated other comprehensive income (loss) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from Accumulated other comprehensive income (loss) in the Statements of condition (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Accumulated other comprehensive income/(loss) from cash flow hedges
Beginning of period	$(35,436)	$(4,775)	$(30,215)	$(4,763)
Net hedging transactions	194	914	(6,161)	1,053
Reclassified into earnings	1,544	(220)	2,678	(371)

End of period	$(33,698)	$(4,081)	$(33,698)	$(4,081)

Cash Flow Hedges
There were no material amounts for the second quarter of 2008 or 2007 that were reclassified from Accumulated other comprehensive income (loss) into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. Over the next twelve months, it is expected that $7.8 million of net losses recorded in Accumulated other comprehensive income (loss) at June 30, 2008, will be recognized as charges against earnings.
Debt Extinguishment
No debt was retired or transferred in 2008. In the prior year six months ended June 30, 2007, the Bank retired $383.0 million in consolidated obligation bonds at a loss of $3.8 million.
Non-Interest Expense
Operating expenses included the administrative and overhead costs of operating the Bank and the costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
The FHLBanks, including the FHLBNY, pay for the cost of the Office of Finance, a joint office of the FHLBanks that facilitates issuing and servicing the consolidated obligations of the FHLBanks, preparation of the combined quarterly and annual financial reports, and certain other functions. The FHLBanks are also assessed the operating expenses of and capital expenditures for the Finance Agency, the safety and soundness regulator of the FHLBanks.
The following table sets forth the principal components of Other expenses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Other expenses:
Operating	$16,488	$16,874	$32,941	$32,924
Finance Board and Office of Finance	1,465	1,130	2,917	2,512

Total other expenses	$17,953	$18,004	$35,858	$35,436

Operating Expenses
The following table summarizes the major categories of operating expenses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Salaries and employee benefits	$11,029	$10,378	$22,381	$21,135
Temporary workers	91	78	105	159
Occupancy	1,024	991	2,005	1,958
Depreciation and leasehold amortization	1,198	1,111	2,358	2,116
Computer service agreements and contractual services	974	1,317	2,216	2,651
Professional and legal fees	626	1,478	962	2,152
Other	1,546	1,521	2,914	2,753

Total operating expenses	$16,488	$16,874	$32,941	$32,924

Increase in headcount and general increases in salary expense were offset by decreases in contractual services, professional and legal fees.

Financial Condition: Assets, Liabilities, Capital, Commitments and Contingencies
The following table presents summarized balance sheet information (in thousands):

	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$41,402	$7,909
Interest-bearing deposits	8,125,158	10,300,287
Federal funds sold	3,913,000	4,381,000
Available-for-sale securities	3,075,955	13,187
Held-to-maturity securities	10,239,553	10,284,754
Advances	90,756,956	82,089,667
Mortgage loans held-for-portfolio	1,457,050	1,491,628
Loans to other FHLBanks	—	55,000
Accrued interest receivable	435,979	562,323
Premises, software, and equipment	13,313	13,154
Derivative assets	37,005	28,978
All other assets	11,728	17,004

Total assets	$118,107,099	$109,244,891

Liabilities
Deposits
Interest-bearing demand	$1,716,858	$1,586,039
Non-interest bearing demand	2,797	2,596
Term	79,800	16,900

Total deposits	1,799,455	1,605,535

Consolidated obligations
Bonds	83,897,259	66,325,817
Discount notes	25,670,039	34,791,570

Total consolidated obligations	109,567,298	101,117,387

Mandatorily redeemable capital stock	169,302	238,596

Accrued interest payable	512,205	655,870
Affordable Housing Program	124,170	119,052
Payable to REFCORP	18,516	23,998
Derivative liabilities	585,880	673,342
Other liabilities	65,749	60,520

Total liabilities	112,842,575	104,494,300

Capital	5,264,524	4,750,591

Total liabilities and capital	$118,107,099	$109,244,891

Balance sheet overview
At June 30, 2008, the Bank’s Total assets were $118.1 billion, an increase of $8.9 billion from December 31, 2007. Continued growth in member demand for advances was the principal factor. The Bank acquired $3.4 billion of GSE issued variable-rate collateralized mortgage obligations (“CMO”) in the first two quarters of 2008, and designated these acquisitions as available-for-sale. All securities purchased were rated triple-A. As a result of these acquisitions available-for-sale securities grew to $3.1 billion at June 30, 2008, up from $13.2 million at December 31, 2007. Acquisitions of fixed-rate GSE issued mortgage-backed securities designated as held-to-maturity were only $1.2 billion in the second quarter of 2008. Paydowns in the first two quarters of 2008 were slightly ahead of acquisitions resulting in a small decline in the held-to-maturity securities portfolio at June 30, 2008 compared to December 31, 2007. Investments in short-term money market instruments and Federal funds sold at June 30, 2008 were allowed to decline.

The Bank reduced its reliance on using discount notes as a funding vehicle, and opted to issue floating-rate bonds to replace maturing discount notes and maturing fixed-rate bonds or fixed-rate bonds that were called at their pre-determined exercise dates.
Advances
The FHLBNY’s primary business is making collateralized loans to members, known as “advances”.
Reported book value of advances was $90.8 billion at June 30, 2008, up from $82.1 billion at December 31, 2007. Par amount of advances outstanding was $89.4 billion at June 30, 2008 compared to $80.6 billion at December 31, 2007. Reported book values include fair value basis adjustments under the hedge accounting provisions of SFAS 133.
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
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and longer-term funding, and is driven by economic factors, such as availability to the FHLBNY’s members of alternative funding sources, or the interest rate environment and the outlook for the economy. Members’ assets typically grow faster than their retail deposits, creating a funding gap. If members choose to grow their assets, they might utilize the FHLBNY’s advances to fill the funding gap.
Members may choose to prepay advances based on their expectations of interest rate changes and demand for liquidity, and may incur prepayment fees. Demand may also be influenced by the dividend payout to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership and activity based stock. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by out-of-district members or a non-member, they no longer qualify for membership in the FHLBNY and the Bank can not offer renewals or additional advances to non-members. Subsequent to the merger, maturing advances can not be replaced, which has an immediate impact on short-term and overnight lending.

Advances — By type
The following table summarizes advances by product types (dollars in thousands):

	June 30, 2008		December 31, 2007
		Percentage		Percentage
	Amounts	of total	Amounts	of total
Adjustable Rate Credit — ARCs	$20,893,350	23.38%	$19,812,544	24.58%
Fixed Rate Advances	61,575,760	68.90	53,411,674	66.27
Short-Term Advances	3,694,605	4.13	4,590,805	5.70
Mortgage Matched Advances	744,556	0.83	690,058	0.86
Overnight Line of Credit (OLOC) Advances	1,786,350	2.00	1,767,080	2.19
All other categories	677,391	0.76	319,893	0.40

Total par value of advances	89,372,012	100.00%	80,592,054	100.00%

Discount on AHP Advances	(372)		(417)
SFAS 133 hedging adjustments	1,385,316		1,498,030

Total	$90,756,956		$82,089,667

Advance growth was concentrated among medium and longer term, fixed-rate advances and primarily those with put options that are competitively priced. In the current interest rate environment, borrowing members preferred the relative pricing advantage of borrowing fixed-rate funds with slightly longer maturities.
Member demand for advance products
Adjustable Rate Advances (ARC) — ARC advances increased to $20.9 billion at June 30, 2008 from $19.8 billion at December 31, 2007. ARC advances had declined to $18.0 billion at March 31, 2008 because of the action of a large member. Generally, the FHLBNY’s larger members have been the more significant borrowers of ARCs.
ARC advances are medium- and long-term loans that can be linked to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, the Federal funds rate, or Prime. Members use ARC advances to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets. The interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to that designated index. Principal is due at maturity and interest payments are due at every reset date, including the final payment date. ARC advances have continued to be a growth category of advances.
Fixed-rate Advances — Demand for Fixed-rate advances was strong in the first quarter of 2008 and outstanding amounts grew by $6.3 billion to $59.7 billion from December 31, 2007; demand continued in the second quarter at a steadier pace and outstanding balance rose to $61.6 billion at June 30, 2008. Growth has largely been concentrated on the demand for fixed-rate putable advances, also referred to as Convertible Advances. Outstanding amounts of putable advances grew from $38.8 billion at December 31, 2007 to $42.6 billion at March 31, 2008 and to $43.6 billion at June 30, 2008. Outstanding balances may fluctuate because of the put feature which allows the FHLBNY to exercise its right to “terminate” the putable advance at pre-determined dates or a series of dates. Fixed-rate, putable advances are competitively priced, relative to fixed-rate “bullet” advances because of the “put” feature that the Bank purchases from the member, driving down the coupon on the advance.

Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from 2 days to 30 years. Fixed-rate advances, comprising putable and non-putable advances were the largest category of advances at June 30, 2008 and December 31, 2007.
Short-term Advances — Short-term fixed-rate advances are a smaller category of advances and member demand for the Bank’s short-term, fixed-rate products weakened in the first quarter of 2008, declining to $3.5 billion; demand has been steady since and outstanding short-term advances were up slightly to $3.7 billion at June 30, 2008.
Overnight Line of Credit (“OLOC Advances”) — Demand increased in the second quarter as certain members preferred to stay short with their borrowings in the face of uncertainties with the Federal Reserve rate actions. As the Federal Reserve continued to lower the Federal funds rate, the benefit from extending slightly from overnight to 1-3 weeks maturities disappeared as the short-end of the Treasury curve steepened and normalized. Outstanding balances had fallen to $589.8 million at March 31, 2008 from $1.8 billion at December 31, 2007. Increased member demand in the second quarter pushed the balance at June 30, 2008 back to the levels at December 31, 2007.
The OLOC program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs. OLOC Advances mature on the next business day, at which time the advance is repaid.
Member demand for the OLOC Advances may also reflect the seasonal needs of certain member banks for their short-term liquidity requirements. Some large members also use OLOC advances to adjust their balance sheet in line with their own leverage targets.
Impact of mergers and prepayments — Advances
Merger activity is an important factor and, if significant, would contribute to an uneven pattern in advance balances.
In the first quarter of 2008, three members were acquired by non-members. Two were considered to have significant borrowing potential had the merger not occurred. In the second quarter, one member was acquired by a non-member but the member’s outstanding borrowed amounts or borrowing potential were not significant. In 2007, merger activity was limited to one member being acquired by a non-member in the first quarter.
Merger activity may result in the loss of new business if the member is acquired by a non-member. The FHLBank Act does not permit new advances or advances to replace maturing advances to former members. Advances held by members who are acquired by non-members may remain outstanding until their contractual maturities. Merger activity may also result in a decline in the advance book if the acquired member decides to prepay existing advances partially or in full depending on the post-merger liquidity needs.
In the first quarter of 2008, member initiated prepayments totaled $2.1 billion in par amounts of advances. In the second quarter, prepayments were $1.7 billion. By way of contrast, prepayments in the first and second quarters of 2007 were $200.0 million and $377.3 million. The Bank recorded net prepayment fees/income of $8.2 million and $11.7 million in the first and second quarters of 2008. Prepayment fees were not significant in the comparable periods in 2007.

Impact of hedging — Advances
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
The Bank primarily hedges putable or convertible advances and certain non-callable fixed-rate advances. At June 30, 2008, the Bank had hedged $53.9 billion of advances, compared to $47.0 billion at December 31, 2007, and the increase reflects the growth of putable advances that qualified for hedge accounting under SFAS 133.
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

Hedge volume — At June 30, 2008 and December 31, 2007, almost all putable fixed-rate advances were hedged by interest rate derivatives, principally interest rate swaps, in SFAS 133 qualifying hedge relationships. The hedges effectively converted the fixed-rate exposure of the FHLBNY to a variable-rate exposure, generally indexed to 3-month LIBOR. The Bank’s putable advance contains a put option purchased by the Bank from the member. Under the terms of the put option, the Bank has the right to terminate the advance at agreed upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then prevailing market rates and at the then existing terms and conditions. When the FHLBNY puts the fixed-rate advance and if the member borrows to replace the fixed-rate advance, the FHLBNY effectively converts the advance from fixed-rate to floating-rate.
In addition, certain LIBOR-indexed advances have “capped” coupons. These caps are offset by purchased options (caps) with mirror-image terms. Fair value changes of caps due to changes in the benchmark rate and option volatilities are recorded as a Net realized and unrealized gain (loss) on derivative and hedging activities in Other income (loss). Purchased interest rate “caps” at June 30, 2008 and December 31, 2007 were $1.1 billion and $1.2 billion, and were designated as economic hedges of “caps” in the variable-rate advances borrowed by members.
Fair value basis adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the Statements of condition were associated with hedging activities under the provisions of SFAS 133.
Reported book value at June 30, 2008 included net unrealized gains of $1.4 billion compared to $1.5 billion at December 31, 2007 and represented fair value hedge basis adjustments under SFAS 133 hedge accounting rules. Fair value basis of previously recorded realized gains and losses from discontinued hedges, net of amortization, was not material. Unrealized basis gains were consistent with the forward yield curves at June 30, 2008 and December 31, 2007 that were projecting forward rates below the fixed-rate coupons of advances that had been issued in prior periods at the then prevailing higher interest-rate environment. Since hedged advances are typically fixed-rate, in a declining interest rate environment, fixed-rate advances exhibited unrealized fair value basis gains. The yield curve at June 30, 2008 had shifted upwards relative to March 31, 2008 and caused the fair value basis of those advances issued and hedged in the second quarter to be in an unrealized loss position at June 30, 2008. The unrealized fair value basis losses attributable to advances issued in the second quarter partly offset unrealized fair value gains associated with advances issued in periods prior to the second quarter of 2008 at higher fixed-rate coupons, and largely explains the decline in the amount of basis adjustment at June 30, 2008 compared to December 31, 2007, despite the increase in hedge volume as of June 30, 2008.
Unrealized gains from fair value basis adjustments to advances were almost entirely offset by net fair value unrealized losses of the derivatives associated with the fair value hedges of advances.

Investments
The FHLBNY maintains short-term investments to manage its own liquidity, to manage capital stock repurchases and redemptions, to provide additional earnings, and to ensure the availability of funds to meet the credit needs of its members. The FHLBNY also maintains longer-term investment portfolios, which are principally mortgage-backed securities issued by government-sponsored enterprises and private enterprises, and securities issued by state or local housing finance agencies. Mortgage- and asset-backed securities (“MBS”) acquired must carry the highest ratings from Moody’s Investors Service (“Moody’s”) or Standard & Poor’s (“S&P”) at the time of purchase.
Finance Agency regulations prohibit the FHLBanks, including the FHLBNY, from investing in certain types of securities and limit the investment in mortgage- and asset-backed securities. These restrictions and limits are set out in more detail in the Bank’s most recently filed Form 10-K in the section captioned “Investments” under Item 1 Business.
The following table summarizes changes in investments by categories (including held-to-maturity and available-for-sale securities) between June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30,	December 31,	Dollar	Percentage
	2008	2007	Variance	Variance

State and local housing agency obligations [1]	$672,237	$576,971	$95,266	16.51%
Mortgage-backed securities:
Available-for-sale securities	3,063,661	—	3,063,661	NA
Held-to-maturity securities	9,567,316	9,707,783	(140,467)	(1.45)

Total investment securities	13,303,214	10,284,754	3,018,460	29.35

Grantor trusts [2]	12,294	13,187	(893)	(6.77)
Interest-bearing deposits [3]	8,125,158	10,300,287	(2,175,129)	(21.12)
Federal funds sold	3,913,000	4,381,000	(468,000)	(10.68)

Total investments	$25,353,666	$24,979,228	$374,438	1.50%

[1]	Classified as held-to-maturity securities.

[2]	Classified as available-for-sale securities.

[3]	Excludes bank deposits at another FHLBank.
Long-term investments
At June 30, 2008 and December 31, 2007, long-term investments comprised of mortgage- and asset-backed securities and securities issued by state and local housing agencies classified as either held-to-maturity securities or available-for-sale as defined under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).
Investment in mortgage-backed securities provides a reliable income stream. Limits on the size of the MBS portfolio are defined by Finance Agency regulations, which limits holding of MBS to 300% of capital. At June 30, 2008 and December 31, 2007, the Bank was within these limits.

On March 24, 2008, the Board of Directors of the Federal Housing Finance Board, predecessor to the Finance Agency adopted Resolution 2008-08, which temporarily expands the authority of a FHLBank to purchase mortgage-backed securities (“MBS”) under certain conditions. The resolution allows an FHLBank to increase its investments in MBS issued by Fannie Mae and Freddie Mac by an amount equal to three times its capital, which is to be calculated in addition to the existing limit. The expanded authority would permit MBS to be as much as 600% of the FHLBNY’s capital. Currently, the Bank has not exercised the expanded authority provided under the temporary regulations to purchase MBS issued by Fannie Mae and Freddy Mac.
Held-to-maturity securities
Mortgage- and-asset-backed securities (“MBS”) — were comprised of government sponsored enterprise (“GSE”) and privately issued mortgage-backed securities, and included commercial mortgage- and asset-backed securities, and mortgage-pass-throughs and Real Estate Mortgage Investment Conduit bonds. Certain securities were downgraded to a double-A or single-A by at least one Nationally Recognized Statistical Rating Organization (“NRSRO”) during the two quarters of 2008. The book values and fair values of held-to-maturity MBS by rating class are presented in a table under the section Asset Quality in this MD&A.
During the second quarter of 2008, the Bank acquired $1.2 billion of fixed-rate collateralized mortgage obligations (“CMOs”) issued by Fannie Mae and Freddie Mac and designated the purchases as held-to-maturity. Neither Fannie Mae nor Freddie Mac are agencies of the U.S. Government nor are their securities guaranteed by the U.S. Government. No acquisitions were made in the first quarter of 2008.
For more information and analysis of MBS securities, and securities supported by loans with low FICO scores and high loan-to-value (“LTVs”) ratios, see Investment Quality in the section captioned Asset Quality in this MD&A.
Local and housing finance agency bonds — The FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) also classified as held-to-maturity. Except for one security that was downgraded to single-A, all HFA securities were rated at least “Aa” by Moody’s or “AA” by S&P at June 30, 2008 and at December 31, 2007. Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing.
Available-for-sale securities
The Bank acquired $3.4 billion of variable-rate GSE issued CMOs during the first two quarters of 2008. Two grantor trusts were established in the third quarter of 2007 to fund current and potential future payments to retirees for supplemental pension plan obligations. The trust funds are invested in fixed-income and equity funds, which are also designated as available-for-sale.

Short-term investments
The FHLBNY maintains substantial investments in high-quality, short- and intermediate-term financial instruments. At June 30, 2008 and December 31, 2007, the FHLBNY’s short-term investments consisted of interest-bearing deposits, certificates of deposits, and overnight and term Federal funds sold invested with highly-rated financial institutions. The Bank invests in certificates of deposit with maturities not exceeding one year issued by major financial institutions, recorded at amortized cost, and reported as interest-bearing deposits in the Statements of condition. Interest-bearing deposits that were pledged as cash to derivative counterparties to meet collateral requirements were recorded as a component of derivative liabilities under the reporting provisions of recently adopted FSP FIN 39-1.
Fair values of securities
The estimated fair values of securities at June 30, 2008 and December 31, 2007 were estimated by management using information from specialized pricing services that use pricing models or quoted prices of securities with similar characteristics. The Bank performs extensive analysis to validate pricing and these processes are summarized in Note 1 Accounting Changes, Significant Accounting Policies and Estimates, and Recently Issued Accounting Standards. At June 30, 2008 and December 31, 2007, estimated fair values of fixed-rate securities were affected by changes in market interest rates and the FHLBNY generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with the FHLBNY’s experience. The Bank has the financial ability and the positive intent to hold its long-term investment securities to their ultimate recovery in value.
See Note 2 Held-to-maturity Securities, and Note 3 Available-for-sale securities for information with respect to the fair values of the Bank’s long-term investments.
The FHLBNY conducts a review and evaluation of the securities portfolio to determine, based on the creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, if the decline, if any, in the fair value of a security below its carrying value is other than temporary. The FHLBNY generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with the FHLBNY’s experience. Based on analysis of its investment securities, the Bank has concluded that fair values below their carrying values represented temporary impairment at June 30, 2008 and December 31, 2007. The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities until recovery of their value.

Mortgage Loans Held-for-Portfolio
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2008		December 31, 2007
	2008	Percentage	2007	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$497,235	34.20%	$529,839	35.61%
Fixed long-term single-family mortgages	952,694	65.52	953,946	64.11
Multi-family mortgages	4,059	0.28	4,102	0.28

Total par value	1,453,988	100.00%	1,487,887	100.00%

Unamortized premiums	11,106		11,779
Unamortized discounts	(6,470)		(6,805)
Basis adjustment [1]	(695)		(600)

Total mortgage loans held-for-portfolio	1,457,929		1,492,261
Allowance for credit losses	(879)		(633)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,457,050		$1,491,628

[1]	Represents fair value basis of opened and closed delivery commitments.
At June 30, 2008 and December 31, 2007, the portfolio of mortgage loans was comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”) and Community Mortgage Asset loans (“CMA”). More details about the MPF program can be found in Mortgage Partnership Finance Program under the caption Acquired Member Assets Program in the Bank’s most recently filed Form 10-K. In the CMA program, the FHLBNY holds participation interests in residential and community development mortgage loans. Acquisition of participations under the CMA program was suspended indefinitely in November 2001 and the loans are being paid down under their contractual terms.
MPF Program — The book value of investments in the MPF program was $1.5 billion at June 30, 2008, a decline of $34.3 million from December 31, 2007. Paydowns outpaced acquisitions in the first quarter of 2008. The FHLBNY does not expect the MPF loans to increase substantially, and the Bank provides this product to its members as another alternative for its members to sell their mortgage production.
CMA Program — The book value of investment in the CMA program, which has not been active since 2001 and has been declining steadily over time, was $4.1 million at June 30, 2008, down by $43.2 thousand from December 31, 2007.

Debt Financing Activity and Consolidated Obligations
Consolidated obligations, which are the joint and several obligations of the FHLBanks, are the principal funding source for the FHLBNY’s operations and consist of bonds and discount notes. Discount notes are consolidated obligations with maturities up to 365 days, and consolidated bonds have maturities of one year or longer. Member deposits, capital and, to a lesser extent borrowings from other FHLBanks, are also funding sources.
Consolidated Obligation Liabilities
The issuance and servicing of consolidated obligations are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Board, predecessor to the Finance Agency. Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates, and other terms available for consolidated obligations in the market place. Although the FHLBNY is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.
The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP. The FHLBNY participates in both programs. The TAP Issue Program is for the issuance of fixed-rate, non-callable bonds. This program combines bond issues with specific maturities by reopening these issues daily during a three-month period through competitive auctions. The goal of the TAP program is to aggregate frequent smaller issues into a larger bond issue that may have greater secondary market liquidity. The Global Debt Program commenced in 2002 through the Office of Finance with the objective of providing funding to FHLBanks at lower interest costs than consolidated bonds issued through the TAP program because issuances occur less frequently, are larger in size, and are placed by dealers to investors via a syndication process.
Reported amounts of consolidated obligations outstanding, comprised of bonds and discount notes, at June 30, 2008 were $109.6 billion, compared to $101.1 billion at December 31, 2007 and the increase paralleled the growth in total assets at June 30, 2008 from the prior year-end. The reliance on the issuance of consolidated obligations has remained substantially unchanged over the years, indicative of the stable funding strategy pursued by the FHLBNY to rely on FHLBank debt for financing its activities.
Since the market turmoil in the fourth quarter of 2007, investor demand for FHLBank discount notes has been strong and to be motivated by the uncertain conditions in the fixed income market. In the first quarter of 2008, the FHLBNY continued to issue discount notes at favorable spreads to LIBOR as investors’ preferences were to acquire the FHLBanks’ discount note debt obligations. In the middle of the second quarter of 2008, the FHLBNY forecasted likely deterioration in the execution prices of discount notes and made a decision to reduce its reliance on discount notes. As a result of the then prevailing conditions, the Bank made a funding tactical change in the first quarter of 2008, and the tactical change has remained in place through to the second quarter of 2008. Discount note spreads to LIBOR tightened for discount notes in contrast to the wide spreads observed in late 2007 in the first quarter of 2008. As a result, the Bank reduced its issuance of discount notes in the second quarter of 2008. This is illustrated by the declining ratio of discount notes outstanding to total assets. At June 30, 2008, discount notes funded 21.7% of total assets, down from 24.3% at March 31, 2008, and 31.8% at December 31, 2007.

The Bank also replaced maturing callable bonds with “short bullets” and floaters. Bonds that were callable declined to $4.4 billion at June 30, 2008, from $6.8 billion at March 31, 2008 and $11.4 billion at December 31, 2007. Investor demand and execution pricing of longer-term debt were at unattractive levels. In an uncertain financial environment investor preference has been to stay short where the investor may perceive the risks as being lower.
In the middle of the first quarter of 2008, investor demand increased for single-index floating-rate bonds. The demand for FHLBank issued floating-rate bonds was driven by the demand from the money market sector as investor shifted their funds into money market funds in light of the prevailing market conditions, and investments in FHLBank issued floating-rate bonds were a good credit choice for investors.
The following summarizes types of bonds issued and outstanding (in thousands):

	June 30, 2008	December 31, 2007

Fixed-rate, non-callable	$42,914,330	$39,642,670
Fixed-rate, callable	4,372,300	11,420,300
Step Up, non-callable	—	—
Step Up, callable	73,000	843,000
Step Down, non-callable	—	—
Step Down, callable	15,000	15,000
Single-index floating rate	36,300,000	14,135,000

Total par value	83,674,630	66,055,970

Bond premiums	59,766	38,586
Bond discounts	(43,593)	(28,529)
SFAS 133 fair value basis adjustments	205,966	259,405
Fair value basis adjustments on terminated hedges	490	385

Total bonds	$83,897,259	$66,325,817

Fixed-rate non-callable debt — Beginning in the fourth quarter of 2007 and continuing through the second quarter of 2008, FHLBank longer-term, fixed-rate bond execution was affected by the credit uncertainty in the markets, and despite the triple-A quality ascribed to the consolidated obligation bonds, investor demand was relatively stronger for shorter-term debt, floating-rate debt and discount notes.
We believe the market turmoil caused investors to prefer shorter term investments, with the result that price execution levels for longer-term bonds were less favorable to the FHLBanks. Reacting to investor preference for shorter and medium-term debt, the Bank increased the issuance of medium-term non-callable bonds. When callable-bonds were issued, they were issued with relatively shorter effective durations. Investors have been receptive to FHLBanks’ non-callable bonds compared to alternative debt available in the capital markets and execution pricing has been relatively more favorable for the FHLBank bonds. FHLBanks’ callable-bonds are considered by investors to be competitively priced given alternative callable-debt available to investors. In the second quarter of 2008, price advantage of FHLBanks’ callable-bonds has been under pressure because of narrowing spreads to LIBOR.
As a result of these factors, fixed-rate non-callable debt increased to $42.9 billion at June 30, 2008, up from $37.5 billion at March 31, 2008 and $39.6 billion at December 31, 2007. Outstanding balance of fixed-rate, non-callable bonds represented bonds that were not callable at the time of issuance as well as bonds that were callable at time of issuance but were no longer callable as they were past their last call exercise dates.

Fixed-rate callable debt — Starting in the second half of 2007 and continuing through the second quarter of 2008, investor demand has not been particularly strong for callable-bonds with longer duration. For longer duration callable-bonds, spreads to U.S. Treasury securities widened and pricing has been relatively unfavorable from the Bank’s perspective. In addition, declining rates have continued to cause the redemption of callable-bond at pre-determined exercise dates in association with the call on the hedging interest rate swap by derivative counterparties. The increase in call redemptions and the relatively unfavorable execution pricing of longer duration callable-bonds explain the decline in outstanding balances from $11.4 billion at December 31, 2007, to $6.8 billion at March 31, 2008 and to $4.4 billion at June 30, 2008.
With a callable bond, the Bank purchases a call option from the investor and the option allows the Bank to terminate the bond at predetermined call dates. When the Bank purchases the call option from investors it typically increases the investment yield to the investor, who has traditionally been receptive to callable-bond yields offered by the FHLBanks.
Floating-rate debt — Issuance of floating-rate debt increased during the first and second quarters of 2008 as the Bank relied less on issuances of discount notes and callable fixed-rate bonds. When execution spreads were favorable, maturing/called fixed-rate callable bonds and maturing discount notes were replaced with floating-rate consolidated obligation bonds with terms that were slightly longer than maturing discount notes. Execution spreads have remained favorable through the second quarter of 2008, and the Bank has steadily increased its use of floaters to fund its assets. Floating-rate bonds, which reset periodically with market rates, have become an attractive choice for investors and dealers in the difficult market conditions. Increased investor appetite for FHLBank floating-rate debt may be due to a “flight to quality” in the recent market turmoil as an alternative choice over investments in commercial paper issued in the market place. LIBOR-based, single-index floaters have been the primary issuances for the FHLBNY. The Bank also issued single-index floaters tied to Federal funds and Prime rate.
Discount notes — Consolidated obligation discount notes provide the FHLBNY with short-term funds. These notes have maturities of up to one year and are offered daily through a dealer-selling group. The notes are sold at a discount from their face amount and mature at par.
The following summarizes discount notes issued and outstanding (dollars in thousands):

			Weighted
	Book	Par	Average
	Value	Value	Interest Rate

June 30, 2008	$25,670,039	$25,761,794	2.24%

December 31, 2007	$34,791,570	$34,984,105	4.28%

As discussed in preceding paragraphs, the Bank reduced its use of discount notes and replaced them with the issuances of shorter term fixed-rate bonds and floaters.
Impact of hedging fixed-rate consolidated obligation bonds
The Bank hedges certain fixed-rate debt under the provisions of SFAS 133 by the use of both callable and non-callable interest rate swaps in a fair value hedge. The Bank may also hedge the anticipatory issuance of bonds under the provisions of “cash flow” hedging rules of SFAS 133.
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
Derivatives are employed to hedge consolidated bonds in the following manner to achieve the indicated principal objectives:
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
The most significant element that impacts balance sheet reporting of debt is the recording of fair value basis adjustments. Also, when callable bonds are hedged by callable swaps, the possibility of exercise of the call shortens the expected maturity of the bond. The impact of hedging debt on recorded interest expense is discussed in this MD&A under “Results of Operations”. Its impact as a risk management tool is discussed under Item 3 Quantitative and Qualitative Disclosures about Market Risk.
Fair value basis adjustments — The reported carrying values of hedged consolidated bonds are adjusted for changes in their fair value basis adjustments that are attributable to the risk being hedged in accordance with hedge accounting rules. The Bank hedges the risk of changes in the benchmark interest rate, which the Bank has designated as LIBOR.

At June 30, 2008, the Bank had hedged $33.5 billion in SFAS 133 qualifying hedges, and $23.7 billion in economic hedges of the basis risk of floating-rate bonds. The hedges represented a significant percentage of the $83.7 billion in par amounts of bonds outstanding at June 30, 2008. In addition, the Bank had hedged the basis risk of $1.6 billion of discount notes at June 30, 2008.
In comparison, at December 31, 2007 the aggregate par amount of bonds outstanding was $66.1 billion, and the Bank had hedged $34.9 billion under SFAS 133 qualifying fair value hedges, and another $1.5 billion in economic hedges. In addition, at December 31, 2007, $127.5 million of notional amounts of interest-rate swaps were outstanding to hedge the anticipated issuance of debt and to “lock in” a spread between the earning asset and cost of funding. Such hedges were accounted for as “cash flow” hedges under the provisions of SFAS 133.
The reported carrying value of hedged consolidated bonds is adjusted for changes in their fair value basis adjustments that are attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for consolidated obligations in the balance sheet included hedging fair value basis adjustments of $206.0 million at June 30, 2008 compared to $259.4 million at December 31, 2007, and represented net unrealized fair value basis losses at those dates.
Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume. Unrealized basis losses at June 30, 2008 and December 31, 2007 were consistent with the forward yield curves at those dates that were projecting rates below the fixed-rate coupons of bonds that had been issued in prior periods at the then prevailing higher interest-rate environment. In a projected falling interest rate environment, fixed-rate debt exhibited fair value losses.
Hedge volume, as measured by the notional amounts of debt in SFAS 133 qualifying hedges was a little lower at June 30, 2008 compared to December 31, 2007. In addition, the yield curve at June 30, 2008 had shifted higher relative to March 31, 2008 and caused the fair value basis of hedged debt issued in the second quarter to be in an unrealized gain at June 30, 2008, partly offsetting unrealized fair value losses associated with debt issued in prior years at higher fixed-rate coupons. The two factors explain the decline in the amount of basis adjustment at June 30, 2008 compared to December 31, 2007.
Deposit Liabilities
Deposits liabilities comprised of member deposits and, from time-to-time, may also include unsecured overnight borrowings from other FHLBanks.
Member deposits — The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Total deposits, including demand and term, aggregated $1.8 billion at June 30, 2008, up from $1.6 billion at December 31, 2007. Fluctuations in member deposits have little impact on the Bank as the deposits are not a significant source of liquidity for the Bank.
Borrowings from other FHLBanks — The Bank borrows from other FHLBanks, generally for a period of one day and at market terms. There were no borrowings outstanding at June 30, 2008 or December 31, 2007.

Mandatorily Redeemable Capital Stock
The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of income. Redeemable capital stock is generally accounted for under the provisions of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). Mandatorily redeemable capital stock at June 30, 2008 and December 31, 2007 represented stock held primarily by former members who were no longer members by virtue of being acquired by members of other FHLBanks. Under existing practice, such stock will be repaid when the stock is no longer required to support outstanding transactions with the FHLBNY.
The FHLBNY reclassifies the stock subject to redemption from equity to a liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership.
At June 30, 2008 the amount of mandatorily redeemable stock classified as a liability was $169.3 million compared to $238.6 million at December 31, 2007. In the first quarter of 2008, three members merged with non-members; in the second quarter, one member was acquired by a non-member. In compliance with Finance Agency regulations, the Bank classified these four former members as non-members, and $64.8 million of capital was reclassified from capital to a liability.
The Bank repurchased $134.1 million of mandatorily redeemable capital stock in the two quarters of 2008, when non-member advances matured in their normal course, and were not replaced under Finance Agency rules. The Bank also repurchased the resulting excess stock of the former members.
No member had notified the FHLBNY at June 30, 2008 or at December 31, 2007 of their intention to voluntarily withdraw from membership. With respect to withdrawal from membership as a result of being acquired by a non-member, the Bank reclassifies stock of members to a liability on the day the member’s charter is dissolved upon acquisition by a non-member.
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
Finance Agency regulations prohibit the speculative use of derivatives. The FHLBNY does not take speculative positions with derivatives or any other financial instruments, or trade derivatives for short-term profits. The FHLBNY does not have any special purpose entities or any other types of off-balance sheet conduits. The FHLBNY established two small grantor trusts related to employee benefits programs.

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
All derivatives are recorded on the Statements of condition at their estimated fair value and designated as either fair value or cash flow hedges for SFAS 133-qualifying hedges, or as non-SFAS 133-qualifying hedges (economic hedges or customer intermediations). In an economic hedge, the Bank retains or executes derivative contracts, which are economically effective in reducing risk. Such derivatives were designated as economic hedges either because a SFAS 133 qualifying hedge was not available, the hedge was not able to demonstrate that it would be effective on an ongoing basis as a qualifying hedge, or the cost of a SFAS 133 qualifying hedge was not economical. Changes in the fair value of a derivative are recorded in current period earnings for a fair value hedge, or in Accumulated other comprehensive income (loss) for the effective portion of fair value changes of a cash flow hedge.
Interest income and interest expense from interest rate swaps used for hedging are reported together with interest on the instrument being hedged if the swap qualifies for hedge accounting under the provisions of SFAS 133. If the swap is designated as an economic hedge, interest accruals are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income.
The FHLBNY uses derivatives in three ways: (1) as a fair value or cash flow hedge of an underlying financial instrument or as a cash flow hedge of a forecasted transaction; (2) as intermediation hedges to offset derivative positions (e.g., caps) sold to members; and (3) as an economic hedge, defined as a non-qualifying hedge of an asset or liability and used as an asset/liability management tool. The FHLBNY uses derivatives to adjust the interest rate sensitivity of consolidated obligations and advances to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities. In addition, the FHLBNY uses derivatives to: offset embedded options in assets and liabilities to hedge the market value of existing assets, liabilities, and anticipated transactions; or to reduce funding costs.
For additional information see Note 9 Derivatives.

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
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of condition (in thousands):

	June 30, 2008		December 31, 2007
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Advances-fair value hedges	$53,732,101	$(1,385,160)	$46,953,298	$(1,495,055)
Advances-economic hedges	1,250,681	1,303	1,157,694	2
Consolidated obligations-fair value hedges	33,489,475	213,184	34,813,015	251,628
Consolidated obligations-economic hedges	25,273,896	(33,210)	1,538,100	5,454
MPF loan-commitments	8,477	24	1,351	5
Cash Flow-anticipated transactions	—	—	127,500	(177)
Balance sheet (Caps)-economic hedges	1,892,000	49,893	—	—
Intermediary positions-economic hedges	50,000	20	70,000	22

Total notional and fair value	$115,696,630	$(1,153,946)	$84,660,958	$(1,238,121)

Total derivatives, excluding accrued interest		$(1,153,946)		$(1,238,121)
Cash collateral pledged to counterparties		550,200		396,400
Cash collateral received from counterparties		(46,000)		(41,300)
Accrued interest		100,871		238,657

Net derivative balance		$(548,875)		$(644,364)

Net derivative asset balance		$37,005		$28,978
Net derivative liability balance		(585,880)		(673,342)

Net derivative balance		$(548,875)		$(644,364)

Derivative Credit Risk Exposure
In addition to market risk, the FHLBNY is subject to credit risk in derivative transactions because of the potential for non-performance by the counterparties, which could result in the FHLBNY having to acquire a replacement derivative from a different counterparty at a cost. The FHLBNY also is subject to operational risks in the execution and servicing of derivative transactions.
The degree of counterparty credit risk may depend, among other factors, on the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk. Twenty-one counterparties (eighteen non-members and three members) represented 100% of the total notional amount of the FHLBNY’s outstanding derivative transactions at June 30, 2008 and December 31, 2007.
Risk measurement — Although notional amount is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since derivative counterparties do not exchange the notional amount (except in the case of foreign currency swaps of which the FHLBNY has none). Counterparties use the notional amounts of derivative instruments to calculate contractual cash flows to be exchanged. The fair value of a derivative in a gain position is a more meaningful measure of the FHLBNY’s current market exposure on derivatives. The FHLBNY estimates exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a gain position, net of collateral pledged by the counterparty to mitigate the FHLBNY’s exposure. All derivative contracts with non- members are also subject to master netting agreements or other right of offset arrangements.
Exposure — At June 30, 2008, the FHLBNY’s credit risk was $37.0 million after recognition of cash collateral held by the FHLBNY. The comparable exposure was $28.9 million at December 31, 2007. In determining credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY mitigates its exposure by requiring derivative counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. Derivative counterparties had pledged $46.0 million in cash to the FHLBNY at June 30, 2008. At December 31, 2007, the comparable cash held by the FHLBNY was $41.3 million.
Derivative counterparty ratings — The Bank’s credit exposure at June 30, 2008, in a gain position, after recognition of cash collateral were to two derivative counterparties, each with a double-A credit rating as assigned by a Nationally Recognized Statistical Rating Organization (“NRSRO”). The Bank was also exposed to two member institutions on whose behalf the FHLBNY had acted as an intermediary, and the exposure was also collateralized under standard agreements with the FHLBNY’s members. Acting as an intermediary, the Bank had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties.
Risk mitigation — The FHLBNY mitigates derivative counterparty credit risk by contracting only with experienced counterparties with investment-grade credit ratings. Annually, the FHLBNY’s management and Board of Directors review and approve all non-member derivative counterparties. Management monitors counterparties on an ongoing basis for significant business events, including ratings actions taken by nationally recognized statistical rating organizations. All approved derivatives counterparties must enter into a master "International Swaps and Derivatives Association” (“ISDA”) agreements with the FHLBNY and, in addition, execute the Credit Support Annex to the ISDA agreement that provides for collateral support at predetermined thresholds. These annexes contain enforceable provisions for requiring collateral on certain derivative contracts that are in gain positions. The annexes also define the maximum net unsecured credit exposure amounts that may exist before collateral delivery is required. Typically, the maximum amount is based upon an analysis of individual counterparty’s rating and exposure.
The FHLBNY also manages counterparty credit risk through credit analysis, collateral management and other credit enhancements, such as guarantees, and by following the requirements set forth in the Finance Agency’s regulations.
As a result of these risk mitigation initiatives, the management of the FHLBNY does not anticipate any credit losses on its derivatives. The FHLBNY has never experienced a credit loss on a derivative transaction due to a credit default by counterparty.

Asset Quality and Concentration- Advances, Investment Securities, and Mortgage Loans
The FHLBNY is exposed to credit risk — the risk of loss due to default — in its lending, investing, and hedging activities. It has instituted processes to help manage and mitigate this risk. Despite such processes, some amount of credit risk will always exist. External events, such as severe economic downturns, declining real estate values (both residential and non-residential), changes in monetary policy, adverse events in the capital markets, and other developments, could lead to member or counterparty default or impact the creditworthiness of investments. Such events could have a negative impact upon the FHLBNY’s income and financial performance. For additional information, also see Asset Quality and Concentration in the Bank’s most recently filed Form 10-K on March 28, 2008.
The following table summarizes the FHLBNY’s loan portfolios (in thousands):

	June 30, 2008	December 31, 2007

Advances	$90,756,956	$82,089,667

Mortgage loans before allowance for credit losses	$1,457,929	$1,492,261

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
The FHLBNY’s members are required to pledge collateral to secure advances. Eligible collateral includes (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate-related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest.
The FHLBNY’s credit risk from advances at June 30, 2008 and December 31, 2007 was concentrated in commercial banks, savings institutions, and an insurance company. All advances were fully collateralized. In addition, borrowing members pledge their stock of the FHLBNY as additional collateral for advances. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.

Advances — Concentration
Advances to large members constitute a significant percentage of FHLBNY’s advance portfolio and its source of revenues. For additional information on top five advance holders at June 30, 2008 and December 31, 2007, see Note 16 Segment Information.
Investment quality
The Bank has analyzed its investments in light of the prevailing market conditions and believes impairment, if any, is only temporary. The management of the FHLBNY has the positive intent and the financial ability to hold the securities to the ultimate recovery of their value.
Impairment of investments is evaluated considering numerous factors and their relative significance varies case-by-case. Factors considered include the length of time and extent to which the market value has been less than carrying value; the financial condition and near-term prospects of the issuer of the security; the Bank’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. If based upon an analysis of each of the above factors, it is determined that the impairment is other-than-temporary, the carrying value of the security would be written down to fair value and a loss would be recognized through earnings.
Based upon this analysis, it was determined that the Bank did not experience any other-than-temporary impairment in the value of its investments at June 30, 2008 or at December 31, 2007.
Long-term investments
Long-term investments were principally comprised of held-to-maturity GSE and privately issued mortgage-backed, commercial mortgage- and asset-backed securities, collectively referred to as “MBS”. In the two quarters ended June 30, 2008, 13 bonds were downgraded to double-A, and 3 bonds to single-A. The securities are designated as held-to-maturity. Other than the bonds downgraded, all other MBS were rated triple-A. The Bank’s held-to-maturity securities include certain MBS that are supported by loans with a low FICO score or loans with high loan-to-value ratios, and rating information is provided in a table following these discussions.
The FHLBNY also had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”). Except for one security that was downgraded to single-A in the second quarter of 2008, all other securities were rated at least double-A by an NRSRO.

The following tables contain information about credit ratings of the Bank’s securities portfolios at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008
	AAA-rated	AA-rated	A-rated	Unrated	Total
Mortgage-backed securities:
Held-to-maturity securities	$9,250,047	$274,281	$42,988	$—	$9,567,316
Available-for-sale securities [1]	3,063,661	—	—	—	3,063,661

Total Mortgage-backed securities	12,313,708	274,281	42,988	—	12,630,977

Other (Grantor trusts):
Available-for-sale securities [1]	—	—	—	12,294	12,294

State and local housing finance agencies	184,836	431,181	56,220	—	672,237

Total	$12,498,544	$705,462	$99,208	$12,294	$13,315,508

[1]	Available-for-sale securities are at fair value. All other securities are at book value.

	December 31, 2007
	AAA-rated	AA-rated	A-rated	Unrated	Total
Mortgage-backed securities:
Held-to-maturity securities	$9,707,783	$—	$—	$—	$9,707,783
Available-for-sale securities [1]	—	—	—	—	—

Total Mortgage-backed securities	9,707,783	—	—	—	9,707,783

Other (Grantor trusts):
Available-for-sale securities [1]	—	—	—	13,187	13,187

State and local housing finance agencies	271,253	305,718	—	—	576,971

Total	$9,979,036	$305,718	$—	$13,187	$10,297,941

[1]	Available-for-sale securities are at fair value. All other securities are at book value.
The table below summarizes the book and estimated fair values of MBS supported by loans with low FICO scores and high loan-to-value ratios (HLTV) (in thousands):

	June 30, 2008		December 31, 2007
	Book	Estimated Fair	Book	Estimated Fair
	Value	Value	Value	Value

AAA-rated	$388,515	$326,076	$792,616	$757,274
AAA-rated-negative watch	—	—	—	—
AA-rated	52,265	37,416	—	—
AA-rated-negative watch	222,016	163,937	—	—
A-rated	42,988	31,470	—	—
A-rated-negative watch	—	—	—	—
Below A	—	—	—	—

Total	$705,784	$558,899	$792,616	$757,274

Monoline insurer risk
Many of the Bank’s investments in mortgage-backed securities and housing finance agency bonds are insured either at their original issue dates by “monoline insurers”, or in certain instances at the initiative of the Bank (Bank purchased wrap). The Bank holds certain mortgage-backed securities covered by insurance policies issued by MBIA Insurance Corp. (“MBIA”), Ambac Assurance Corp. (“Ambac”), and Financial Security Assurance Inc. (“FSA”). At June 30, 2008, FSA was rated triple-A. MBIA was rated single-A, and Ambac was rated double-A. On July 25, 2008, FSA’s triple-A rating was placed on negative watch.
Ratings downgrade imply an increased risk that these insurers may fail to fulfil their obligations to reimburse the Bank for claims under the insurance policies.
The table below summarizes the Bank’s exposure to MBIA, Ambac, and FSA at June 30, 2008 and December 31, 2007 (dollars in thousands):

	Mortgage-backed security insurance coverage
	June 30, 2008
	Number of	Security	Amortized	Market
	securities	class	cost	value

Bank purchased insurance (WRAP)
MBIA	2	CMBS	$66,363	$66,139
FSA	2	RMBS	79,327	69,732
FSA	2	Manufactured Housing Bonds	247,788	247,963

	6		393,478	383,834

Insured at issuance
MBIA	3	RMBS	42,988	31,471
AMBAC	13	RMBS	274,281	201,352
FSA	2	RMBS	17,642	16,526

	18		334,911	249,349

Total	24		$728,389	$633,183

	Mortgage-backed security insurance coverage
	December 31, 2007
	Number of	Security	Amortized	Market
	securities	class	cost	value

Bank purchased insurance (WRAP)
MBIA	3	CMBS	$177,450	$176,780
FSA	2	RMBS	83,413	78,315
FSA	2	Manufactured Housing Bonds	260,972	260,522

	7		521,835	515,617

Insured at issuance
MBIA & AMBAC	16	RMBS	354,000	341,913
FSA	2	RMBS	19,881	19,795

	18		373,881	361,708

Total	25		$895,716	$877,325

Certain housing finance agency bonds were covered by insurance policies underwritten by FSA, Ambac and MBIA.

	Housing finance agency bond insurance coverage
	June 30, 2008
	Number of	Amortized	Market
	securities	cost	value

Insured at issuance
AMBAC	1	$40,000	$35,576
FSA	6	82,815	83,023
MBIA	3	92,002	82,934

Total	10	$214,817	$201,533

Mortgage loans held-for-portfolio
Underwriting standards — Summarized below are the principal underwriting criteria for the Bank’s Mortgage Partnership Finance Program or MPF through which the Bank acquires mortgage loans for its own portfolio. For a fuller description of the MPF mortgage loan standards, refer to pages 8 though 17 of the Bank’s most recent Form 10-K filed on March 28, 2008.
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
Collectability of mortgage loans is supported by liens on real estate securing the loan. For conventional loans, defined as mortgage loans other than VA and FHA insured loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. The FHLBNY is responsible for losses up to the “first loss level”. Losses beyond this layer are absorbed through credit enhancement provided by the member participating in the Mortgage Partnership Program. All residual credit exposure is FHLBNY’s responsibility. The amount of credit enhancement is computed with the use of a Standard & Poor’s model to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement is an obligation of the member.
The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Beginning balance	$13,072	$12,372	$12,947	$12,162
Additions	256	261	381	471
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$13,328	$12,633	$13,328	$12,633

The First Loss Account (“FLA”) memorializes the first tier of credit exposure and is neither an indication of inherent losses in the loan portfolio nor a loan loss reserve.

Mortgage insurer risk — Credit enhancement is the obligation of the PFI (“Participating Financial Institution”). The PFI’s credit enhancement amount represents a contingent liability to pay the credit losses with respect to the loans purchased by the FHLBNY. In certain instances, the PFI is required under the MPF agreement to purchase supplemental mortgage insurance (“SMI”). The PFI may also require the borrower to purchase private mortgage insurance (“PMI”). Under the MPF program, all insurance providers are required to maintain a credit rating of double-A or better. If a PMI provider is downgraded, the FHLBNY may request the servicer to obtain replacement PMI coverage with a different provider. If a SMI provider is downgraded below a double-A rating, the PFI is required to replace the SMI policy or to provide its own undertaking equivalent to the SMI coverage. However, it is possible that replacement coverage may be unavailable or may result in additional cost to the FHLBNY. The FHLBNY has purchased certain loans for which the PFI has either purchased SMI or the borrower has purchased PMI from Mortgage Guaranty Insurance Corporation (“MGIC”). The amounts of such loans were not significant at June 30, 2008 or December 31, 2007. As of July 25, 2008, MGIC was rated single-A by S&P, Moody’s and Fitch.
The FHLBNY is reviewing its options, and believes that any re-negotiation of SMI/PMI and or transfer of the SMI/PMI to another insurer would have no material impact on the Bank’s reported results of operations, financial condition or cash flows.
The allowance for credit losses with respect to the mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Beginning balance	$663	$593	$633	$593
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Net charge-offs	—	—	—	—
Provision for credit losses	216	—	246	—

Ending balance	$879	$593	$879	$593

Nonperforming mortgage loans represent conventional mortgage loans that are placed on non-accrual and nonperforming status when the collection of contractual principal or interest from the borrower is 90 days or more past due. Loans (excluding Federal Housing Administration and Veterans Administration insured loans) that are 90 days or more past due are considered as non-accrual. Other than the non-accrual loans, no mortgage loans or advances were impaired at June 30, 2008 or December 31, 2007.

Nonperforming mortgage loans and mortgage loans 90 days or more past due and still accruing were as follows (in thousands):

	June 30, 2008	December 31, 2007

Mortgage loans, net of provisions for credit losses	$1,457,050	$1,491,628

Non-performing mortgage loans held-for-portfolio	$4,047	$4,179

Mortgage loans past due 90 days or more and still accruing interest	$439	$384

The FHLBNY’s interest contractually due and actually received for nonperforming Mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest contractually due	$51	$22	$108	$34
Interest actually received	41	18	87	30

Shortfall	10	4	21	4

Interest reported as income [1]	$—	$—	$—	$—

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.

Liquidity
The FHLBNY’s primary source of liquidity is the issuance of consolidated obligations. To refinance maturing consolidated obligations, the FHLBNY relies on the willingness of the investors to purchase new issuances. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. With the passage of the “Housing and Economic Recovery Act of 2008” on July 30, 2008, the U.S. Treasury is authorized to purchase obligations issued by the FHLBanks, in any amount deemed appropriate by the U.S. Treasury. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4 billion. The FHLBNY’s liquidity position remained in compliance with all regulatory requirements and the Bank does not foresee any changes to that position. Noncompliance would invoke non-compliance penalties and corrective actions under discretionary powers given to the Finance Agency under applicable regulations.
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
Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below (in millions):

	Average Deposit	Average Actual
For the quarters ended	Reserve Required	Deposit Liquidity	Excess
June 30, 2008	$2,239	$51,053	$48,814
March 31, 2008	2,091	47,764	45,673
December 31, 2007	1,776	48,254	46,478
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

The following table summarizes operational liquidity (in millions):

	Average Balance Sheet	Average Actual
For the quarters ended	Liquidity Requirement	Operational Liquidity	Excess
June 30, 2008	$7,440	$20,018	$12,578
March 31, 2008	5,229	18,232	13,003
December 31, 2007	4,830	19,522	14,692
Contingency Liquidity. The FHLBNY is required by Finance Agency regulations to hold “contingency liquidity” in an amount sufficient to meet its liquidity needs if it is unable to access the consolidated obligation debt markets for at least five business days. Contingency liquidity includes: (1) marketable assets with a maturity of one year or less; (2) self-liquidating assets with a maturity of one year or less; (3) assets that are generally acceptable as collateral in the repurchase market; and (4) irrevocable lines of credit from financial institutions receiving not less than the second-highest credit rating from a nationally recognized statistical rating organization. Contingency liquidity is reported daily. The FHLBNY met these requirements at all times.
The following table summarizes contingency liquidity (in millions):

	Average Five Day	Average Actual
For the quarters ended	Requirement	Contingency Liquidity	Excess
June 30, 2008	$3,948	$17,186	$13,238
March 31, 2008	4,887	16,382	11,495
December 31, 2007	2,966	17,914	14,948
Leverage and unpledged assets to debt requirements
Finance Agency regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are defined as: cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and such securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located.

The FHLBNY met the qualifying unpledged asset requirements in each of the periods reported as follows (in thousands):

	June 30, 2008	December 31, 2007
Consolidated Obligations:
Bonds	$83,897,259	$66,325,817
Discount notes	25,670,039	34,791,570

Total consolidated obligations	109,567,298	101,117,387

Unpledged assets
Cash	41,402	7,909
Less: Member pass-through reserves at the FRB	(20,686)	(19,584)
Secured advances	90,756,956	82,089,667
Investments	25,353,666	24,979,228
Mortgage loans	1,457,050	1,491,628
Other loans [1]	—	—
Accrued interest receivable on advances and investments	435,979	562,323
Less: Pledged assets	—	—

	118,024,367	109,111,171

Excess unpledged assets	$8,457,069	$7,993,784

[1]	Excludes $55 million overnight loan to another FHLBank as of December 31, 2007.
Mortgage investment authority
Finance Agency investment regulations limit the holding of mortgage-backed securities to 300% of capital. The FHLBNY was in compliance with the regulations at all times.

	June 30, 2008		December 31, 2007
	Actual	Limits	Actual	Limits

Mortgage securities investment authority [1]	239%	300%	198%	300%

[1]	The measurement date is on a one-month “look-back” basis.
On March 24, 2008, the Board of Directors of the Federal Housing Finance Board (Finance Board), predecessor to the Finance Agency, adopted Resolution 2008-08, which temporarily expands the authority of a FHLBank to purchase mortgage-backed securities (“MBS”) under certain conditions. The resolution allows an FHLBank to increase its investments in MBS issued by Fannie Mae and Freddie Mac by an amount equal to three times its capital, which is to be calculated in addition to the existing regulatory limit. The expanded authority would permit MBS to be as much as 600% of the FHLBNY’s capital.
All mortgage loans underlying any securities purchased under this expanded authority must be originated after January 1, 2008. The Finance Board believed that such loans are generally of higher credit quality than loans originated at an earlier time, particularly in 2005 and 2006. The loans underlying any Fannie Mae and Freddie Mac issued MBS acquired pursuant to the new authority must be underwritten to conform to standards imposed by the federal banking agencies in the “Interagency Guidance on Nontraditional Mortgage Product Risks” dated October 4, 2006 and the “Statement on Subprime Mortgage Lending” dated July 10, 2007.

The FHLBank must notify the Finance Agency of its intention to exercise the new authority (Resolution 2008-08) at least 10 business days in advance of its first commitment to purchase additional Agency MBS. Currently, the Bank has not notified or exercised Resolution 2008-08, therefore no separate calculation was required.
The credit ratings of the FHLBNY and changes thereof were as follows at June 30, 2008.
Long Term:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Long-Term Outlook			Rating
2005	June 30, 2005 — Affirmed	Aaa/Stable

2006			September 21, 2006	Long Term rating upgraded	outlook stable	AAA/Stable

2008	April 17, 2008 — Affirmed	Aaa/Stable
Short Term:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Short-Term Outlook		Rating
2005	June 30, 2005 — Affirmed	P-1

2006			September 21, 2006	Short Term rating affirmed	A-1+

2008	April 17, 2008 — Affirmed	P-1

Legislative and Regulatory Developments
Changes to Regulation of GSEs. On July 30, 2008, the “Housing and Economic Recovery Act of 2008” (the “Act”) was enacted. The Act is designed to, among other things, help address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. The Bank is currently working to review and assess the impact and effect of the Act on the Bank’s business and operations. In addition, the new regulator created by the Act will be responsible for developing a number of regulations that will implement the provisions of the Act.
Highlights of significant provisions of the Act that directly affect the Bank include the following:
•	Creates a newly established federal agency regulator, the Federal Housing Finance Agency (the “FHFA”), who will become the new federal regulator of the FHLBanks, Fannie Mae and Freddie Mac effective on the date of enactment of the Act. The Federal Housing Finance Board (the “Finance Board”), the FHLBanks’ former regulator, will be abolished one year after the date of enactment of the Act. Finance Board regulations, policies, and directives immediately transfer to the new FHFA and, during the one-year transition period, the Finance Board will be responsible for winding up its affairs. The Bank will be responsible for its share of the operating expenses for both the FHFA and the Finance Board.
•	Authorizes the U.S. Treasury to purchase obligations issued by any FHLBank, in any amount deemed appropriate by the U.S. Treasury. This temporary authorization expires December 31, 2009 and supplements the existing authority of the Treasury to purchase up to $4 billion of FHLBank obligations. There were no such purchases by the U.S. Treasury of obligations issued by the FHLBanks during the six-month period through June 30, 2008, and the Bank has no immediate plans to request that the Treasury utilize any of its authority.
•	The director of the FHFA (the “Director”) will be responsible for setting risk-based capital standards for the FHLBanks and other capital standards and reserve requirements for FHLBank activities and products.
•	Provides the Director with broad conservatorship and receivership authority over the FHLBanks.
•	Provides that each FHLBank’s board of directors shall be comprised of thirteen (13) directors, or such other number as the Director determines appropriate. A majority of the board shall be “member” directors, i.e., persons who are directors or officers of members, and a minimum of two-fifths (2/5) shall be non-member “independent” directors (nominated by the FHLBank’s board of directors in consultation with the Advisory Council of the FHLBank). Two (2) of the “independent” directors must have experience in consumer or community interests and the remaining directors must have demonstrated financial experience. All of the directors shall be elected by the members of the FHLBank. (The previously-existing statutory provision regarding “grandfathered” member director seats for certain states remains in place, unless FHLBanks merge.)
•	Removes the maximum statutory annual limit on the compensation of the boards of the FHLBanks.
•	Allows the Director to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses. If a FHLBank is under capitalized, the Director may also restrict executive compensation. Until December 31, 2009, the Director has additional authority to approve, disapprove or modify executive compensation.

•	Requires the Director to issue regulations to facilitate the sharing of information among the FHLBanks to, among other things, assess their joint and several liability obligations.
•	Provides the FHLBanks with express statutory exemptions from complying with certain provisions of the federal securities laws.
•	Allows FHLBanks to voluntarily merge with the approval of the Director and their respective board of directors, and requires the Director to issue regulations regarding the conditions and procedures for voluntary mergers, including procedures for FHLBank member approval.
•	Allows the Director to liquidate or reorganize a FHLBank upon notice and hearing.
•	Allows FHLBank districts to be reduced to less than eight (8) districts as a result of a voluntary merger or as a result of the Director’s action to liquidate an FHLBank.
•	Provides FHLBank membership eligibility for “Community Development Financial Institutions”.
•	Moves the ‘asset cap’ for “Community Financial Institutions” (“CFIs”) up to $1.0 billion (subject to ongoing annual adjustments for inflation), and also adds loans for “community development activities” as eligible collateral that can be pledged by CFIs.
•	Provides that the FHLBanks are subject to prompt corrective action enforcement provisions similar to those currently applicable to national banks and federal savings associations.
•	Requires the Director to establish housing goals with respect to the purchase of mortgages, if any, by the FHLBanks.
•	Authorizes each FHLBank, on behalf of its members, to issue letters of credit to support tax-exempt bond issuances through December 31, 2010.
•	Authorizes the Director to issue a regulation allowing the FHLBanks, under the Affordable Housing Program, to utilize a percentage of subsidized advances for the refinancing of home loans for families having an income at or below 80% of the applicable area median income. This authority expires two years after enactment of the Act.

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
Risk Measurements. The FHLBNY’s Risk Management Policy sets up a series of risk limits that the FHLBNY calculates on a regular basis. The risk limits are as follows:
•	The option-adjusted DOE is limited to a range of +/- four years in the rates unchanged case and to a range of +/- six years in the +/-200bps shock cases. For low interest rate environments such as the one at present, the limit is adjusted to compensate for the problems with shocking rates down by 200 basis points. This quarter’s adjustment to the downshock is to make it only -118bps and the limit in the downshock is +/-5.18 years.
•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.
•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under both the +/-200bps shocks compared to the rates unchanged case.
•	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.

The FHLBNY’s portfolio, including its derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure. The FHLBNY’s last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	+200bps DOE
June 30, 2007	1.86	-3.21	2.74
September 30, 2007	1.31	-4.18	2.35
December 31, 2007	-0.59	-4.77	1.48
March 31, 2008	0.58	-2.95	3.48
June 30, 2008	0.87	-2.65	1.99
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

One Year
Re-pricing Gap
June 30, 2007	$3.419 Billion
September 30, 2007	$3.136 Billion
December 31, 2007	$3.671 Billion
March 31, 2008	$3.725 Billion
June 30, 2008	$3.017 Billion
The FHLBNY’s review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. The FHLBNY projects asset and liability volumes and spreads over a one-year horizon and then simulates expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the FHLBNY has too much exposure in its net interest income over the coming twelve month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of the FHLBNY’s expected net interest income under both +/-200bps shocks over the next twelve months is provided in the table below (note that, due to the low interest rate environment, the downshock in June 2008 was limited to -118bps):

	Sensitivity in	Sensitivity in
	the -200bps	the +200bps
	Shock	Shock
June 30, 2007	-6.05%	5.37%
September 30, 2007	10.25%	-9.07%
December 31, 2007	-10.13%	3.45%
March 31, 2008	-9.98%	-9.42%
June 30, 2008	1.64%	-9.81%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes including optionality and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (note that, due to the low interest rate environment, the downshock in June 2008 was limited to -118bps):

	-200bps Change in	+200bps Change in
	MVE	MVE
June 30, 2007	-1.12%	-4.95%
September 30, 2007	-3.30%	-4.22%
December 31, 2007	-6.51%	-1.77%
March 31, 2008	-0.97%	-5.11%
June 30, 2008	-0.57%	-3.41%
As noted, the potential declines under these shocks are within the FHLBNY’s limits of a maximum 10 percent.

The following table displays the FHLBNY’s maturity/repricing gaps as of June 30, 2008 (in millions):

	Interest Rate Sensitivity
	June 30, 2008
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$13,127	$97	$383	$303	$809
MBS Investments	4,396	943	2,664	2,004	2,652
Adjustable-rate loans and advances	20,893	—	—	—	—

Net unswapped	38,417	1,040	3,047	2,307	3,461

Fixed-rate loans and advances	11,458	1,979	12,797	7,905	34,340
Swaps hedging advances	52,114	(1,089)	(9,689)	(7,145)	(34,191)

Net fixed-rate loans and advances	63,572	889	3,108	760	149
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$101,989	$1,929	$6,155	$3,068	$3,610

Interest-bearing liabilities:
Deposits	$1,841	$2	$—	$—	$—

Discount notes	24,568	1,102	—	—	—
Swapped discount notes	1,018	(1,018)	—	—	—

Net discount notes	25,587	83	—	—	—

Consolidated Obligation Bonds
FHLB bonds	28,801	15,360	30,216	5,534	3,780
Swaps hedging bonds	42,813	(13,585)	(24,696)	(2,937)	(1,595)

Net FHLB bonds	71,613	1,775	5,520	2,597	2,185

Total interest-bearing liabilities	$99,041	$1,860	$5,520	$2,597	$2,185

Post hedge gaps[1]:
Periodic gap	$2,948	$69	$635	$471	$1,424
Cumulative gaps	$2,948	$3,017	$3,653	$4,123	$5,547
Note: Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

The following tables display the FHLBNY’s maturity/repricing gaps as of December 31, 2007 (in millions):

	Interest Rate Sensitivity
	December 31, 2007
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$15,469	$130	$428	$312	$808
MBS Investments	1,446	1,332	3,109	1,814	2,007
Adjustable-rate loans and advances	19,813	—	—	—	—

Net unswapped	36,728	1,462	3,537	2,126	2,816

Fixed-rate loans and advances	11,364	3,476	10,188	6,767	28,985
Swaps hedging advances	45,017	(1,624)	(8,196)	(6,343)	(28,855)

Net fixed-rate loans and advances	56,382	1,852	1,992	424	130
Loans to other FHLBanks	55	—	—	—	—

Total interest-earning assets	$93,165	$3,314	$5,529	$2,550	$2,946

Interest-bearing liabilities:
Deposits	$1,644	$—	$—	$—	$—

Discount notes	34,234	557	—	—	—
Swapped discount notes	—	—	—	—	—

Net discount notes	34,234	557	—	—	—

Consolidated Obligation Bonds
FHLB bonds	26,215	17,407	13,242	5,022	4,180
Swaps hedging bonds	26,551	(13,801)	(7,946)	(2,760)	(2,045)

Net FHLB bonds	52,766	3,606	5,297	2,262	2,135

Total interest-bearing liabilities	$88,645	$4,163	$5,297	$2,262	$2,135

Post hedge gaps[1]:
Periodic gap	$4,520	$(849)	$232	$287	$811
Cumulative gaps	$4,520	$3,671	$3,903	$4,190	$5,001
Note: Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4T. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at June 30, 2008. Based on this evaluation, they concluded that as of June 30, 2008, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Exhibit No.	Identification of Exhibit

3.01	Bylaws of the Federal Home Loan Bank of New York (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 22, 2008).

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.01	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF NEW YORK
(Registrant)
By:	/s/ Patrick A. Morgan
Patrick A. Morgan
Senior Vice President and Chief Financial Officer Federal Home Loan Bank of New York (on behalf of the Registrant and as Principal Financial Officer)
Date: August 13, 2008

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

3.01	Bylaws of the Federal Home Loan Bank of New York (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 22, 2008).

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.01	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350