Form 10-Q
period 2008-09-30
Federal Home Loan Bank of New York
filed 2008-11-14
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of October 31, 2008 was 56,555,629.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Statements of Condition — Unaudited (in thousands, except par value)
As of September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$471,174	$7,909
Federal funds sold	6,412,000	4,381,000
Available-for-sale securities, net of unrealized losses of $44,325 at September 30, 2008 and $373 at December 31, 2007 (Note 3)	2,964,247	13,187
Held-to-maturity securities (Note 2)
Long-term securities	10,469,640	10,284,754
Certificates of deposit	5,016,000	10,300,200
Advances (Note 4)	103,325,214	82,089,667
Mortgage loans held-for-portfolio, net of allowance for credit losses of $844 at September 30, 2008 and $633 at December 31, 2007 (Note 5)	1,460,499	1,491,628
Loans to other FHLBanks	—	55,000
Accrued interest receivable	451,452	562,323
Premises, software, and equipment	13,456	13,154
Derivative assets (Note 9)	31,856	28,978
Other assets	13,685	17,091

Total assets	$130,629,223	$109,244,891

Liabilities and capital

Liabilities
Deposits
Interest-bearing demand	$2,400,629	$1,586,039
Non-interest bearing demand	2,028	2,596
Term	330,700	16,900

Total deposits	2,733,357	1,605,535

Consolidated obligations, net (Note 6)
Bonds (Includes $585,418 at fair value under the fair value option at September 30, 2008)	91,730,654	66,325,817
Discount notes	28,677,570	34,791,570

Total consolidated obligations	120,408,224	101,117,387

Mandatorily redeemable capital stock (Note 7)	143,498	238,596

Accrued interest payable	650,992	655,870
Affordable Housing Program (Note 8)	122,375	119,052
Payable to REFCORP	9,904	23,998
Derivative liabilities (Note 9)	700,551	673,342
Other liabilities	55,653	60,520

Total liabilities	124,824,554	104,494,300

Commitments and Contingencies (Notes 6, 7, 9 and 14)

Capital (Note 7)
Capital stock ($100 par value), putable, issued and outstanding shares:
55,038 at September 30, 2008, and 43,680 at December 31, 2007	5,503,864	4,367,971
Unrestricted retained earnings	382,187	418,295
Accumulated other comprehensive income (loss) (Note 12)
Net unrealized (loss) on available-for-sale securities	(44,325)	(373)
Net unrealized (loss) on hedging activities	(31,970)	(30,215)
Employee supplemental retirement plans	(5,087)	(5,087)

Total capital	5,804,669	4,750,591

Total liabilities and capital	$130,629,223	$109,244,891

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Income — Unaudited (in thousands, except per share data)
For the three and nine months ended September 30, 2008 and 2007

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income
Advances	$678,896	$885,601	$2,211,823	$2,470,060
Interest-bearing deposits	3,240	410	17,086	411
Federal funds sold	21,316	58,446	69,921	145,261
Available-for-sale securities	24,441	—	57,016	—
Held-to-maturity securities
Long-term securities	138,412	150,405	396,660	453,023
Certificates of deposit	51,287	106,943	212,525	271,592
Mortgage loans held-for-portfolio	19,316	20,117	58,348	59,350
Loans to other FHLBanks and other	30	2	33	7

Total interest income	936,938	1,221,924	3,023,412	3,399,704

Interest expense
Consolidated obligations-bonds	628,394	849,407	1,952,228	2,397,254
Consolidated obligations-discount notes	141,309	210,701	559,153	553,137
Deposits	7,370	31,913	33,235	87,280
Mandatorily redeemable capital stock (Note 7)	1,950	2,823	8,884	6,604
Cash collateral held and other borrowings	242	1,058	982	3,863

Total interest expense	779,265	1,095,902	2,554,482	3,048,138

Net interest income before provision for credit losses	157,673	126,022	468,930	351,566

(Recovery) provision for credit losses on mortgage loans	(31)	—	215	—

Net interest income after provision for credit losses	157,704	126,022	468,715	351,566

Other income (loss)
Service fees	934	865	2,422	2,526
Instruments held at fair value — Unrealized gains	3,582	—	3,582	—
Net realized and unrealized gain (loss) on derivatives and hedging activities (Note 9)	(25,515)	7,882	(65,196)	13,444
Net realized gain from sale of available-for-sale and held-to-maturity securities (Notes 2 and 3)	—	—	1,058	—
Provision for derivative counterparty credit losses	(64,523)	—	(64,523)	—
Extinguishment of debt and other	92	(741)	(42)	(4,510)

Total other income (loss)	(85,430)	8,006	(122,699)	11,460

Other expenses
Operating	16,549	16,518	49,489	49,442
Finance Agency and Office of Finance	1,350	1,209	4,268	3,721

Total other expenses	17,899	17,727	53,757	53,163

Income before assessments	54,375	116,301	292,259	309,863

Affordable Housing Program (Note 8)	4,638	9,782	24,764	25,969
REFCORP	9,947	21,304	53,499	56,779

Total assessments	14,585	31,086	78,263	82,748

Net income	$39,790	$85,215	$213,996	$227,115

Basic earnings per share (Note 15)	$0.79	$2.28	$4.55	$6.27

Cash dividends paid per share	$1.62	$1.87	$5.67	$5.48

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Capital — Unaudited (in thousands, except per share data)
For the nine months ended September 30, 2008 and 2007

				Accumulated
	Capital Stock [1]			Other		Total
	Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)
Balance, December 31, 2006	35,463	$3,546,253	$368,688	$(10,548)	$3,904,393

Proceeds from sale of capital stock	23,076	2,307,679	—	—	2,307,679
Redemption of capital stock	(15,770)	(1,577,024)	—	—	(1,577,024)
Shares reclassified to mandatorily redeemable capital stock	(1,870)	(186,957)	—	—	(186,957)
Cash dividends ($5.48 per share) on capital stock	—	—	(197,720)	—	(197,720)
Net Income	—	—	227,115	—	227,115	$227,115
Other comprehensive income (loss):
Change in net unrealized gain on available-for-sale securities	—	—	—	71	71	71
Net change in hedging activities	—	—	—	(8,595)	(8,595)	(8,595)
Additional minimum liability on Benefit Equalization Plan	—	—	—	(2,882)	(2,882)	(2,882)

Balance, September 30, 2007	40,899	$4,089,951	$398,083	$(21,954)	$4,466,080	$215,709

Balance, December 31, 2007	43,680	$4,367,971	$418,295	$(35,675)	$4,750,591

Proceeds from sale of capital stock	36,970	3,697,013	—	—	3,697,013
Redemption of capital stock	(24,964)	(2,496,361)	—	—	(2,496,361)
Shares reclassified to mandatorily redeemable capital stock	(648)	(64,759)	—	—	(64,759)
Cash dividends ($5.67 per share) on capital stock	—	—	(250,104)	—	(250,104)
Net Income	—	—	213,996	—	213,996	$213,996
Other comprehensive income (loss):
Change in net unrealized loss on available-for-sale securities	—	—	—	(43,952)	(43,952)	(43,952)
Net change in hedging activities	—	—	—	(1,755)	(1,755)	(1,755)

Balance, September 30, 2008	55,038	$5,503,864	$382,187	$(81,382)	$5,804,669	$168,289

[1]	Putable stock
The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows — Unaudited (in thousands)
For the nine months ended September 30, 2008 and 2007

	Nine months ended
	September 30,
	2008	2007
Operating Activities

Net Income	$213,996	$227,115

Income before cumulative effects of changes in accounting principles	213,996	227,115

Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(103,645)	38,256
Concessions on consolidated obligations	6,904	8,736
Premises, software, and equipment	3,575	3,287
Provision for derivative counterparty credit losses	64,523	—
(Recovery) Provision for credit losses on mortgage loans	215	—
Net realized (gains) from sale of available-for-sale and held-to maturity securities	(1,058)	—
Change in net fair value adjustments on derivatives and hedging activities	(468,072)	5,630
Change in fair value adjustments on financial instruments held at fair value	(3,582)	—
Net change in:
Accrued interest receivable	110,871	(95,940)
Derivative assets due to accrued interest	151,442	(81,596)
Derivative liabilities due to accrued interest	(91,585)	53,345
Other assets	(48,769)	3,149
Affordable Housing Program liability	3,323	10,583
Accrued interest payable	(4,878)	34,462
REFCORP liability	(14,093)	3,828
Other liabilities	(20,024)	(16,226)

Total adjustments	(414,853)	(32,486)

Net cash (used) provided by operating activities	(200,857)	194,629

Investing activities
Net change in:
Interest-bearing deposits	(341,090)	(52,200)
Federal funds sold	(2,031,000)	957,000
Deposits with other FHLBanks	(127)	(28)
Premises, software, and equipment	(3,876)	(4,269)
Held-to-maturity securities:
Long-term securities
Purchased	(2,142,900)	(1,080,245)
Proceeds	1,862,789	1,476,053
In-substance maturities	94,634	—
Net change in certificates of deposit	5,284,200	(5,914,000)
Available-for-sale securities:
Purchased	(3,244,285)	(13,161)
Proceeds	251,777	—
Proceeds from sales	546	58
Advances:
Principal collected	389,788,259	281,196,088
Made	(410,797,243)	(296,757,969)
Mortgage loans held-for-portfolio:
Principal collected	135,832	127,577
Purchased and originated	(105,733)	(160,183)
Principal collected on other loans made	—	113
Loans to other FHLBanks:
Loans made	—	—
Principal collected	55,000	—

Net cash used in investing activities	(21,193,217)	(20,225,166)

The accompanying notes are an integral part of the unaudited financial statements.

Statements of Cash Flows — Unaudited (in thousands)
For the nine months ended September 30, 2008 and 2007

	Nine months ended
	September 30,
	2008	2007
Financing activities
Net change in:
Deposits and other borrowings	$1,601,874	$929,902
Short-term loans from other FHLBanks:
Proceeds from loans	1,260,000	120,000
Payments for loans	(1,260,000)	(120,000)
Consolidated obligation bonds:
Proceeds from issuance	55,509,862	25,357,942
Payments for maturing and early retirement	(30,051,498)	(24,089,023)
Payments for transfers to other FHLBanks	—	(490,884)
Consolidated obligation discount notes:
Proceeds from issuance	536,200,240	306,854,206
Payments for maturing	(542,193,830)	(289,033,908)
Capital stock:
Proceeds from issuance	3,697,013	2,307,679
Payments for redemption	(2,496,361)	(1,577,024)
Redemption of Mandatorily redeemable capital stock	(159,857)	(52,849)
Cash dividends paid [1]	(250,104)	(197,720)

Net cash provided by financing activities	21,857,339	20,008,321

Net increase (decrease) in cash and cash equivalents	463,265	(22,216)
Cash and cash equivalents at beginning of the period	7,909	38,850

Cash and cash equivalents at end of the period	$471,174	$16,634

Supplemental disclosures:
Interest paid	$2,096,160	$2,404,287
Affordable Housing Program payments [2]	$21,441	$15,386
REFCORP payments	$67,593	$52,950
Transfers of mortgage loans to real estate owned	$356	$276

[1]	Does not include payments to holders of Mandatorily redeemable capital stock.

[2]	AHP payments = (beginning accrual — ending accrual) + AHP assessment for the year; payments represent funds released to the Affordable Housing Program.
The accompanying notes are an integral part of the unaudited financial statements.

Notes to Financial Statements — Unaudited
Background
The Federal Home Loan Bank of New York (“FHLBNY” or “the Bank”) is a federally chartered corporation, exempt from federal, state and local taxes except real property taxes. It is one of twelve district Federal Home Loan Banks (“FHLBanks”). The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”). Each FHLBank is a cooperative owned by member institutions located within a defined geographic district. The members purchase capital stock in the FHLBank and generally receive dividends on their capital stock investment. The FHLBNY’s defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. The FHLBNY provides a readily available, low-cost source of funds for its member institutions. The FHLBNY does not have any wholly or partially owned subsidiaries, nor does it have an equity position in any partnerships, corporations, or off-balance-sheet special purpose entities. The Bank does have two grantor trusts related to employee benefits programs, and these are more fully described in Note 10 — Employee Retirement Plans.
Members of the FHLBNY must purchase FHLBNY stock according to regulatory requirements (For more information, see Note 7 — Capital, Capital Ratios, and Mandatorily Redeemable Capital Stock). The business of the cooperative is to provide liquidity for the members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, the Bank operates such that there is a trade-off between providing value via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability through higher pricing or advance volume through lower pricing.
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance may apply for membership in the FHLBank in their district. All members are required to purchase capital stock in the FHLBNY as a condition of membership. A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired a FHLBNY member. Because the Bank operates as a cooperative, the FHLBNY conducts business with related parties in the normal course of business and considers all members and non-member stockholders as related parties in addition to the other FHLBanks (For more information about related parties and related party transactions, see Note 11 — Related Party Transactions).
The FHLBNY’s primary business is making collateralized advances to members funded by consolidated obligation debt issued by the FHLBanks in the capital markets. Together, they are the principal factors that impact the financial condition of the FHLBNY.
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

Notes to Financial Statements — Unaudited
Basis of Presentation
The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expense during the reported periods. Although management believes these judgments, estimates, and assumptions to be accurate, actual results may differ. The information contained in these financial statements is unaudited. In the opinion of management, normal recurring adjustments necessary for a fair presentation of the interim period results have been made. Certain amounts in the comparable 2007 presentations have been conformed to the 2008 presentation and the impact on the presentations was insignificant.
These unaudited financial statements should be read in conjunction with the FHLBNY’s audited financial statements for the year ended December 31, 2007, included in Form 10-K filed on March 28, 2008.
See Note 1 — Summary of Significant Accounting Policies in Notes to the Financial Statements of the Federal Home Loan Bank of New York filed with Form 10-K on March 28, 2008, which contains a summary of the Bank’s significant accounting policies.
Changes to Regulation of U.S. government-sponsored enterprises.
On July 30, 2008, the “Housing and Economic Recovery Act of 2008” (the “Act”) was enacted. The Bank is currently working to review and assess the impact and effect of the Act on the Bank’s business and operations. Among other changes, the Act established an independent federal regulator, the Federal Housing Finance Agency (the “Finance Agency”), which became the new federal regulator of the FHLBanks, Fannie Mae and Freddie Mac effective on July 30, 2008. The Finance Agency will be headed by a single Director (the “FHFA Director”), and under the Act, the initial acting FHFA Director will be James Lockhart, who had most recently served as the Director of the Office of Federal Housing Enterprise Oversight within the U.S. Department of Housing and Urban Development. The Federal Housing Finance Board (the “Finance Board”), the FHLBanks’ former regulator, will be abolished one year after the date of enactment of the Act. During the one-year transition period, the Finance Board will be responsible for winding up its affairs. Finance Board regulations, orders, determinations and resolutions remain in effect until modified, terminated, set aside or superseded in accordance with law by the FHFA Director, a court of competent jurisdiction or by operation of the law.
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
In determining fair value, FHLBNY uses various valuation methods, including both the market and income approaches. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, and would be based on market data obtained from sources independent of FHLBNY. Unobservable inputs are inputs that reflect FHLBNY’s assumptions about the parameters market participants would use in pricing the asset or liability, and would be based on the best information available in the circumstances.

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
Upon adoption of SFAS 157 on January 1, 2008, the FHLBNY implemented the fair value measurement provisions of SFAS 157 for all assets and liabilities recorded at fair value on its Statements of condition. The adoption of SFAS 157 did not result in any significant changes to valuation techniques used in calculating the fair values of its assets and liabilities under the disclosure provisions of SFAS 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”).
At September 30, 2008 the FHLBNY measured and recorded fair values under the guidelines established by SFAS 157 in the Statements of condition for the following assets and liabilities: derivative positions, available-for-sale securities, and certain consolidated obligation bonds that were designated under SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities” in the third quarter of 2008. A significant percentage of fixed-rate advances and consolidated obligation bonds are hedged to mitigate the risk of fair value changes as a result of changes in the interest rate environment and are typically accounted under SFAS 133 as qualifying as a fair value hedging relationships. When the FHLBNY deems that a hedge relationship under SFAS 133 is either not operationally practical or considers the hedge may not be effective, the FHLBNY may hedge certain advances and consolidated obligation bonds in economic hedges.
Derivative positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”) to mitigate fair value risks. In addition, the Bank records the fair value of an insignificant amount of mortgage-delivery commitments as derivatives, also under the provisions of SFAS 133. For additional information, see Note 9 — Derivatives.

Notes to Financial Statements — Unaudited
Valuations of derivative assets and liabilities reflect the value of the instrument including the value associated with counterparty risk. With the issuance of SFAS 157, these values must take into account the FHLBNY’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to its derivative contracts. The computed fair values of the FHLBNY’s OTC derivatives takes into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. On a contract-by-contract basis, the collateral and netting arrangements sufficiently mitigated the impact of the credit differential between the FHLBNY and its counterparties to an immaterial level such that no additional adjustment for nonperformance risk was deemed necessary. Fair values of the derivatives were computed using quantitative models and employed multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. These multiple market inputs were predominantly actively quoted and verifiable through external sources, including brokers and market transactions. As a result, model selection and inputs did not involve significant judgments.
As a result of pre-existing methodologies, the FHLBNY concluded no refinements were necessary at adoption of SFAS 157 on January 1, 2008, and adoption did not result in a transition adjustment and had no impact to the Bank’s retained earnings at January 1, 2008.
Investments in available-for-sale securities — Changes in the values of available-for-sale securities are recorded in Accumulated other comprehensive income (loss), which is a component of members’ capital, with an offset to the recorded value of the investments in the Statements of condition.
The predominant portion of the available-for-sale portfolio at September 30, 2008 was comprised of government-sponsored enterprise (“GSE”) issued collateralized mortgage obligations which were marketable. A small percentage consisted of investments in equity and bond mutual funds held by two grantor trusts. The unit prices, or the “Net asset values,” of the underlying mutual funds were available through publicly viewable web-sites and the units were marketable at recorded fair values. The recorded fair values of available-for-sale securities in the Statements of condition at September 30, 2008 reflected the estimated price at which the positions could be liquidated.
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
See Note 13 — Fair Values of Financial Instruments — for additional disclosure with respect to the Levels associated with assets and liabilities recorded on the Bank’s Statements of condition at September 30, 2008. Also see Note 13 for more information about fair value disclosures of financial instruments under the provisions of SFAS 107.
Adoption of SFAS 159 — Fair Value Option for Financial Assets and Financial Liabilities — On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159” or “FVO”). SFAS 159 creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. It requires entities to separately display on the face of the Statement of condition the fair value of those assets and liabilities for which the entity has chosen to use fair value. In the third quarter of 2008, the FHLBNY elected the FVO designation for certain consolidated obligation bonds which are hedged by interest rate swaps in an economic hedge of the changes in the fair values of the designated bonds. See Note 13 for more information.

Notes to Financial Statements — Unaudited
Adoption of FSP FIN 39-1 — In April 2007, the FASB directed its Staff to issue FSP FIN 39-1, “Amendment of FASB Interpretation No. 39.” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts.” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. The Bank adopted FSP FIN 39-1 on January 1, 2008 and recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statement periods presented. Previously, the cash collateral amounts arising from the same master netting arrangement as the derivative instruments were reported as interest-bearing deposits as assets or liabilities, as applicable. These amounts are now components of “Derivative assets” and/or “Derivative liabilities” in the Statements of condition. The reclassification and adoption had no impact on the Bank’s results of operations, financial condition or cash flows for the periods reported in this Form 10-Q.
Certificates of Deposit — During the third quarter of 2008, on a retrospective basis, the FHLBNY reclassified its investments in certificates of deposit, previously reported as interest-bearing deposits, to held-to-maturity securities in its Statements of condition, income and cash flows based on the definition of a security under SFAS 115. These financial instruments have been classified as held-to-maturity securities based on the FHLBNY’s history of holding them until maturity. This reclassification had no effect on Total assets, Net interest income, Net income, and the Statements of cash flows. Because of the short-term nature of these instruments, the Bank reports changes to investments in certificates of deposits on net basis within investing activities in the Statements of cash flows.
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
The FHLBNY adopted SFAS 157 and SFAS 159 as of January 1, 2008, and these are discussed more fully in previous paragraphs of this section under Accounting Changes. At September 30, 2008, the FHLBNY recorded derivative assets and liabilities, available-for-sale assets, and certain consolidated obligation bonds in its Statements of condition under the measurement standards of SFAS 157. SFAS 157 measurement standards were adopted in the fair value measurement of financial assets and liabilities disclosed under the provisions of SFAS 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”). See Estimated Fair values (SFAS 107) — Summary Tables for more information about fair values (Note 13 — Fair Values of Financial Instruments).
In the third quarter of 2008, the Bank elected certain fixed-rate, short-term consolidated obligation bonds to be accounted under the FVO as these bonds present the FHLBNY with an exposure to changes in their fair value resulting from changes in the full fair values of the bonds. In order to hedge this exposure, the FHLBNY enters into a pay floating-rate, receive-fixed interest rate swap. The Bank elected the fair value option for these bonds as the bonds presented a challenge for the Bank in meeting the expectations of on-going hedge effectiveness under the SFAS 133 hedging rules.
SFAS 157 measurement standards were adopted with the fair value of financial assets and liabilities disclosed under the provisions of SFAS 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”). See Estimated Fair values (SFAS 107) — Summary Tables for more information about fair values.

Notes to Financial Statements — Unaudited
Financial assets and liabilities, whose changes in fair value attributable to interest rate risk, are hedged under the provisions of SFAS 133 and are carried at values that reflect an adjustment of their carrying value attributable to the changes in the benchmark interest rate. The Bank has adopted LIBOR as its benchmark interest rate.
For additional information, see Note 1 to the Financial Statements — Summary of Significant Accounting Policies — in the FHLBNY’s most recent Form 10-K filed on March 28, 2008.
Valuation of Financial Instruments
With the adoption of SFAS 157 as of January 1, 2008, the FHLBNY evaluated its pre-adoption valuation techniques for the measurement of the Bank’s over-the-counter derivative positions and available-for sale securities, both of which are carried at fair value in the Statements of condition at September 30, 2008 and December 31, 2007, and concluded that the measurement methodologies met the requirements of SFAS 157. Fair values and the fair value hierarchy of the Bank’s derivative assets and liabilities, and the fair values of its available-for-sale portfolio are summarized in Note 13 — Fair Values of Financial Instruments.
SFAS 107 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Bank did not elect the fair value option. The fair values of the Bank’s financial instruments as disclosed in Note 13 — Estimated Fair Values of Financial Instruments (SFAS 107), complied with SFAS 157. Specifically, the Bank’s valuation techniques incorporated standards that required that the techniques utilize market observable or market corroborated inputs when available. Observable inputs reflect market data obtained from independent sources or those that can be directly corroborated to market sources, while unobservable inputs reflect the FHLBNY’s market assumptions.
The valuation techniques also incorporated the SFAS 157 definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between marketplace participants at the measurement date. This definition is based on an exit price rather than transaction (entry) price.
Valuation Techniques — Three valuation techniques are prescribed under SFAS 157 — Market approach, Income approach and Cost approach. Valuation techniques for which sufficient data is available and that are appropriate under the circumstances should be used.
•	Market approach — This technique uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	Income approach — This technique uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted), based on assumptions used by market participants. The present value technique used to measure fair value depends on the facts and circumstances specific to the asset or liability being measured and the availability of data.
•	Cost approach — This approach is based on the amount that currently would be required to replace the service capacity of an asset (often referred to as current replacement cost).
Upon adoption of SFAS 157 on January 1, 2008, the FHLBNY implemented the fair value measurement provisions of SFAS 157 for all assets and liabilities recorded at fair value on its Statements of condition. The adoption of SFAS 157 did not result in any material changes to valuation techniques previously utilized in calculating the fair values of its assets and liabilities under the disclosure provisions of SFAS 107, “Disclosures about Fair Value of Financial Instruments”. FHLBNY did not record a transition adjustment upon adoption of SFAS 157 or SFAS 159.

Notes to Financial Statements — Unaudited
Derivative positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities, or a forecasted transaction under the provisions of SFAS 133 to mitigate fair value risks. In addition, the Bank records the fair values of insignificant amounts of mortgage-delivery commitments as derivatives, also under the provisions of SFAS 133. For additional information, see Note 9 — Derivatives.
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
The FHLBNY employs control processes to validate the fair value of its financial instruments, including those derived from valuation models. These control processes are designed to ensure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to ensure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by third party specialists with relevant expertise who are independent from the trading desks or personnel who were involved in the design and selection of model inputs. Additionally, groups that are independent from the trading desk and personnel involved in the design and selection of model inputs participate in the review and validation of the fair values generated from the valuation model. The FHLBNY maintains an ongoing review of its valuation models and has a formal model validation policy in addition to procedures for the approval and control of data inputs.
Investments classified as held-to-maturity and available-for-sale — The FHLBNY used the valuation technique referred to as the “Market approach” under the provisions of SFAS 157 to estimate the fair values of its investment securities.
The predominant portion of the available-for-sale portfolio at September 30, 2008 was comprised of GSE issued collateralized mortgage obligations. A small percentage consisted of investments in two grantor trusts which held positions in equity and bond mutual funds. The unit prices, or the “Net asset values” of the underlying mutual funds were available through publicly viewable web-sites and the units were marketable at recorded fair values. The recorded fair values of available-for-sale securities in the Statement of condition at September 30, 2008 are an estimate of the price at which the positions could be liquidated.

Notes to Financial Statements — Unaudited
The fair value of investment securities is estimated by management of the FHLBNY using information from specialized pricing services. As discussed below, the FHLBNY performs analyses to understand trends and changes in pricing. The Bank’s pricing services use pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models are market based and observable. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs are based on new issue and secondary market transactions. Securities are re-priced if observed spreads, or other significant assumptions, change materially. “Available-for-sale securities” are classified within Level 2 of the valuation hierarchy.
A significant percentage of the Bank’s held-to-maturity securities was comprised of mortgage-backed securities issued by GSE or U.S. government agencies. At September 30, 2008, investments in “private label” securities made up a relatively small percentage of investments in mortgage-backed securities and these were rated single-A or better, with the majority rated triple-A. GSE and U.S. government issued MBS were rated triple-A (See Note 2 — Held-to-Maturity Securities for more information). The portfolio also included investments in bonds issued by state and local finance agencies which constitute a small percentage of the held-to-maturity portfolio. In summary, the fair values of held-to-maturity securities at September 30, 2008 as disclosed in Note 13 — Fair Values of Financial Instruments in the table titled Estimated Fair Values (SFAS 107) are an estimate of the price at which the positions could be liquidated.
The FHLBNY routinely performs a comparison analysis of pricing to understand pricing trends and to establish a means of validating changes in pricing from period-to-period. In addition, the Bank runs pricing through prepayment models to test the reasonability of pricing relative to changes in the implied prepayment options of the bonds. Separately, the Bank performs comprehensive credit analysis, including the analysis of underlying cash flows and collateral. The FHLBNY believes such methodologies — valuation comparison, review of changes in valuation parameters, and credit analysis — mitigate the effects of the credit crisis which has tended to reduce the availability of certain observable market pricing or has caused the widening of the bid/offer spread of certain securities.
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
Consolidated obligation bonds and discount notes — With regard to the FHLBNY’s liabilities, the consolidated obligations have a secondary market but there are limits to its liquidity and the FHLBNY’s ability to obtain timely quotes, particularly with regard to option-embedded issues that are seldom traded. Therefore, FHLBNY priced its bonds off of the current consolidated obligations market curve, which has a daily active market. The fair values of consolidated obligation debt (bonds and discount notes) were computed using standard option valuation models using market data: (1) consolidated obligation debt curve that is available to the public and published by the Office of Finance (the FHLBanks’ fiscal agent), and (2) LIBOR curve and volatilities. The consolidated obligation debt curve and LIBOR are the most significant inputs to its valuation model and both are market observable and can be directly corroborated. Accordingly, unobservable FHLBNY adjustments to derive an exit price are not considered significant.

Notes to Financial Statements — Unaudited
Advances — With regard to the FHLBNY’s advances, the Bank does not have a principal market (i.e., a market in which the Bank would sell the advance with the greatest volume and level of activity for the asset) for determining an exit price. There is no secondary market with sufficient volume for the FHLBNY to obtain timely quotes. The sale of advances to other FHLBanks is infrequent and, as such, there does not appear to be a precedent that may be used to determine the price to sell an advance, or sufficient volume to transact in an “exit” market. Also, the sale of advances to other FHLBanks would be considered a related party transaction and an exit price in such an arrangement would not constitute a liquidation value. Accordingly, the Bank believes that its most advantageous market to exit an advance position is a hypothetical transaction executed between the Bank and market participants. The current advance price reflects the fair value the Bank would receive to originate a new advance. The current price is the Bank’s internally generated pricing process which is available to all members. The Bank believes that these prices reflect the assumptions market participants in the hypothetical transaction would use in pricing the advance because they are updated daily and based on the best information available in the current market.
Except for overnight and very short-term advances, whose fair values were based on a “Cost approach,” generally, the fair values of advances were based on the “Income approach” and were computed using standard option valuation models. The most significant inputs to its valuation model to value advances were (1) consolidated obligation debt curve that is available to the public and published by the Office of Finance, and (2) LIBOR swap curve and volatilities. Both inputs to the valuation model are market based and observable.
Recently issued Accounting Standards
SFAS 161 — In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the FHLBNY), with early application allowed. The FHLBNY has determined that adoption will have no material impact on its financial position or results of operations and cash flows.
FSP No. FAS 157-3 — In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The application of this FSP did not have an impact on the FHLBNY’s financial position or results of operations.

Notes to Financial Statements — Unaudited
Note 2. Held-to-maturity securities
Held-to-maturity securities consist of mortgage- and asset-backed securities, and state and local housing finance agency bonds. At September 30, 2008 the Bank had pledged $2.8 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.
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
Major Security Types
The amortized cost, gross unrealized gains, losses, and the fair value of held-to-maturity securities were as follows (in thousands):

	September 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$670,305	$4,892	$(42,740)	$632,457
Mortgage-backed securities	9,799,335	89,029	(298,823)	9,589,541
Certificates of deposit	5,016,000	1	(5,608)	5,010,393

Total	$15,485,640	$93,922	$(347,171)	$15,232,391

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$576,971	$9,780	$(200)	$586,551
Mortgage-backed securities	9,707,783	82,670	(97,191)	9,693,262
Certificates of deposit	10,300,200	7,178	—	10,307,378

Total	$20,584,954	$99,628	$(97,391)	$20,587,191

The following table summarizes mortgage-backed securities classified as held-to-maturity securities by issuer (dollars in thousands):

	September 30,	Percentage	December 31,	Percentage
	2008	of total	2007	of total

U.S. government sponsored enterprise residential mortgage-backed securities	$7,824,122	79.84%	$6,829,668	70.35%
U.S. agency residential mortgage-backed securities	6,538	0.07	7,482	0.08
Securities backed by home equity loans	671,636	6.85	752,808	7.76
Non-federal agency residential mortgage-backed securities	635,556	6.49	769,140	7.92
Non-federal agency commercial mortgage-backed securities	423,006	4.32	1,087,713	11.20
Securities backed by manufactured housing loans	238,477	2.43	260,972	2.69

Total mortgage-backed securities	$9,799,335	100.00%	$9,707,783	100.00%

Note: Held-to-maturity securities are reported at book value

Notes to Financial Statements — Unaudited
Temporary Impairment — Held-to-maturity securities
The following tables summarize long-term held-to-maturity securities with fair values below their amortized cost, in an unrealized loss position. The fair values and unrealized losses are aggregated by major security type and rating, and by the length of time individual securities have been in a continuous unrealized loss position. Securities, to which different rating levels have been assigned by different rating agencies, are assigned to the lower rating category.
The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities to the recovery of their value. The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis below represent temporary impairment.
Temporary impairment at September 30, 2008 (in thousands):

	September 30, 2008
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage and residential asset-backed securities-fixed rate
AAA-rated	$1,905,423	$61,915	$1,591,625	$113,907	$3,497,048	$175,822
AA-rated	42,338	4,474	111,359	82,076	153,697	86,550
Below AA	—	—	23,939	18,087	23,939	18,087

Mortgage and residential asset-backed securities-variable rate
AAA-rated	14,952	453	111,121	13,997	126,073	14,450
AA-rated	—	—	15,559	3,914	15,559	3,914
Below AA	—	—	—	—	—	—

Total	$1,962,713	$66,842	$1,853,603	$231,981	$3,816,316	$298,823

State and local housing finance agencies-fixed rate
AAA-rated	16,881	4,658	—	—	16,881	4,658
AA-rated	44,447	2,885	—	—	44,447	2,885
Below AA	—	—	—	—	—	—

State and local housing finance agencies-variable rate
AAA-rated	68,786	11,124	—	—	68,786	11,124
AA-rated	16,686	3,199	—	—	16,686	3,199
Below AA	35,346	20,874	—	—	35,346	20,874

Total	$182,146	$42,740	$—	$—	$182,146	$42,740

Total temporary impairment	$2,144,859	$109,582	$1,853,603	$231,981	$3,998,462	$341,563

Notes to Financial Statements — Unaudited
Temporary impairment at December 31, 2007 (in thousands):

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage and residential asset-backed securities-fixed rate
AAA-rated	$784,691	$11,019	$3,542,855	$80,373	$4,327,546	$91,392
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

Mortgage and residential asset-backed securities-variable rate
AAA-rated	185,167	5,799	—	—	185,167	5,799
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

Total	$969,858	$16,818	$3,542,855	$80,373	$4,512,713	$97,191

State and local housing finance agencies-fixed rate
AAA-rated	—	—	—	—	—	—
AA-rated	—	—	9,800	200	9,800	200
Below AA	—	—	—	—	—	—

State and local housing finance agencies-variable rate
AAA-rated	—	—	—	—	—	—
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

Total	$—	$—	$9,800	$200	$9,800	$200

Total temporary impairment	$969,858	$16,818	$3,552,655	$80,573	$4,522,513	$97,391

A state and housing finance agency bond with a carrying value of $56. 2 million and a fair value of $35. 2 million (September 30, 2008) issued by the Michigan State Housing Development Authority was downgraded by Moody’s to triple-B on November 11, 2008. The Bond was rated single -A at September 30, 2008. This rating action follows the downgrade by Moody’s of MBIA, the bond’s insurer, to triple-B on November 7, 2008.

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
No security had been pledged at September 30, 2008 and December 31, 2007.
The amortized cost, gross unrealized gains, losses, and the fair value of investments classified as available-for-sale were as follows (in thousands):

	September 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents	$800	$—	$—	$800
Equity funds	8,154	—	(2,077)	6,077
Fixed income funds	4,416	10	(18)	4,408
Mortgage-backed securities	2,995,202	1,472	(43,712)	2,952,962

Total	$3,008,572	$1,482	$(45,807)	$2,964,247

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents	$791	$—	$—	$791
Equity funds	8,386	—	(570)	7,816
Fixed income funds	4,383	197	—	4,580

Total	$13,560	$197	$(570)	$13,187

Notes to Financial Statements — Unaudited
Temporary Impairment — Available-for-sale securities
The following table summarizes mortgage-backed securities designated as available-for-sale with fair values below their amortized cost, in an unrealized loss position. The fair values and unrealized losses are aggregated by major security type and rating, and by the length of time individual securities have been in a continuous unrealized loss position. Securities, to which different rating levels have been assigned by different rating agencies, are assigned to the lower rating category. The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities to recovery of their value. The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis below represent temporary impairment.
Temporary impairment at September 30, 2008 (in thousands):

September 30, 2008
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage and residential asset-backed securities-fixed rate
AAA-rated	$—	$—	$—	$—	$—	$—
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—
Mortgage and residential asset-backed securities-variable rate					—
AAA-rated	2,600,950	43,712	—	—	2,600,950	43,712
AA-rated	—	—	—	—	—	—
Below AA	—	—	—	—	—	—

Total temporary impairment [1]	$2,600,950	$43,712	$—	$—	$2,600,950	$43,712

[1]	Does not include mutual funds in two grantor trusts designated as available-for-sale.
There were no MBS designated as available-for-sale at December 31, 2007.

Notes to Financial Statements — Unaudited
Note 4. Advances
Redemption terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2008		December 31, 2007
		Weighted [2]		Weighted [2]
	Amount	Average Yield	Amount	Average Yield

Overdrawn demand deposit accounts	$(81)	2.25%	$—	0.00%
Due in one year or less	32,945,721	2.73	24,140,285	4.72
Due after one year through two years	11,311,119	3.84	7,714,912	4.87
Due after two years through three years	10,333,763	4.01	8,730,643	5.13
Due after three years through four years	5,708,100	3.96	3,153,113	4.89
Due after four years through five years	4,280,281	3.68	5,988,142	4.76
Due after five years through six years	747,679	4.06	556,095	3.44
Thereafter	36,274,456	3.91	30,308,864	4.29

Total par value	101,601,038	3.52%	80,592,054	4.62%

Discount on AHP advances [1]	(351)		(417)
SFAS 133 hedging basis adjustments [1]	1,724,527		1,498,030

Total	$103,325,214		$82,089,667

[1]	Premiums on advances and discounts on AHP advances are amortized to interest income using the level-yield method and were not significant for all periods reported. Amortization of fair value basis adjustments was a charge to interest income of $1.1 and $0.5 million for the nine months ended September 30, 2008 and 2007, and $0.2 and $0.1 million for the three months ended September 30, 2008 and 2007.

[2]	The weighed average yield is the weighted average coupon rates for advances, unadjusted for swaps.
The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that is controlled by the FHLBNY, and put dates are summarized into similar maturity tenors as the previous table that summarizes advances by contractual maturities (in thousands):

	September 30, 2008	December 31, 2007

Overdrawn demand deposit accounts	$(81)	$—
Due or putable in one year or less	62,181,333	48,005,147
Due or putable after one year through two years	15,722,719	16,112,362
Due or putable after two years through three years	13,347,013	7,546,243
Due or putable after three years through four years	4,663,350	2,607,563
Due or putable after four years through five years	3,424,881	4,180,492
Due or putable after five years through six years	230,179	121,095
Thereafter	2,031,644	2,019,152

Total par value	101,601,038	80,592,054

Discount on AHP advances	(351)	(417)
Net premium on advances	—	—
SFAS 133 hedging basis adjustments	1,724,527	1,498,030

Total	$103,325,214	$82,089,667

Notes to Financial Statements — Unaudited
Note 5. Mortgage Loans
Mortgage Partnership Finance Program, or MPF, constitutes the majority of the mortgage loans held-for-portfolio. The MPF Program involves investment by the FHLBNY in mortgage loans that are purchased from or originated through its participating financial institutions (“PFIs”). The members retain servicing rights and may credit-enhance the portion of the loans participated to the FHLBNY. No intermediary trust is involved. The FHLBNY also has immaterial investments in a program referred to as Community Mortgage Asset loans (“CMA”). In the CMA program, FHLBNY participated in residential, multi-family and community economic development mortgage loans originated by its members. Acquisition of participation under the CMA program was suspended indefinitely in November 2001 and the loans are being allowed to run down under their contractual terms.
The following table presents information on mortgage loans held-for-portfolio (in thousands):

	September 30, 2008		December 31, 2007
	2008	Percentage	2007	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$482,192	33.08%	$529,839	35.61%
Fixed long-term single-family mortgages	971,293	66.64	953,946	64.11
Multi-family mortgages	4,033	0.28	4,102	0.28

Total par value	1,457,518	100.00%	1,487,887	100.00%

Unamortized premiums	10,820		11,779
Unamortized discounts	(6,496)		(6,805)
Basis adjustment [1]	(499)		(600)

Total mortgage loans held-for-portfolio	1,461,343		1,492,261
Allowance for credit losses	(844)		(633)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,460,499		$1,491,628

[1]	Represents fair value basis of open and closed delivery commitments.
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 basis points but varies with the particular MPF Program. The FHLBNY is responsible for absorbing the first layer. The second layer is the amount of credit obligation that the PFI has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued were $0.4 million for the third quarters of 2008 and 2007, and $1.3 million for the nine months ended September 30, 2008 and 2007. The fees were reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.
The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Beginning balance	$13,328	$12,633	$12,947	$12,162
Additions	234	209	615	680
Charge-offs	(20)	—	(20)	—
Recoveries	—	—	—	—

Ending balance	$13,542	$12,842	$13,542	$12,842

Notes to Financial Statements — Unaudited
The amount of the first layer, or First Loss Account (“FLA”), was estimated as $13.5 million and $12.9 million at September 30, 2008 and December 31, 2007. The FLA is not recorded or reported as a reserve for loan losses as it serves as a memorandum information account.
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
The following summarizes consolidated obligations issued by the FHLBNY and outstanding (in thousands):

	September 30, 2008	December 31, 2007

Consolidated obligation bonds-amortized cost	$91,525,028	$66,066,027
SFAS 133 fair value adjustments	196,446	259,405
Fair value basis on terminated hedges	12,762	385
SFAS 159 valuation adjustments	(3,582)	—

Total Consolidated obligation-bonds	$91,730,654	$66,325,817

Discount notes-amortized cost	$28,677,570	$34,791,570

Total Consolidated obligation-discount notes	$28,677,570	$34,791,570

See Note 14 — Commitments and Contingencies for discussion of the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), which is designed to serve as a source of contingent liquidity for the FHLBanks via issuance of consolidated obligations to the U.S. Treasury.

Notes to Financial Statements — Unaudited
Redemption Terms
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
Maturity	Amount	Rate [1]	Amount	Rate [1]

One year or less	$53,558,075	3.24%	$38,027,475	4.69%
Over one year through two years	18,956,400	3.33	11,047,950	4.78
Over two years through three years	8,168,300	3.73	6,344,300	4.85
Over three years through four years	2,796,495	4.80	2,309,100	4.99
Over four years through five years	3,379,230	4.23	2,972,845	5.14
Over five years through six years	893,300	4.47	728,250	5.27
Thereafter	3,758,050	5.25	4,626,050	5.31

Total par value	91,509,850	3.48%	66,055,970	4.80%

Bond premiums	59,965		38,586
Bond discounts	(44,787)		(28,529)
SFAS 133 fair value basis adjustments	196,446		259,405
Fair value basis adjustments on terminated hedges	12,762		385
SFAS 159 valuation adjustments	(3,582)		—

Total bonds	$91,730,654		$66,325,817

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps.
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

	September 30, 2008	December 31, 2007
Year of Maturity or next call date
Due or callable in one year or less	$57,672,575	$47,346,975
Due or callable after one year through two years	18,402,400	9,924,450
Due or callable after two years through three years	7,712,600	3,551,100
Due or callable after three years through four years	1,347,495	980,100
Due or callable after four years through five years	2,661,230	910,845
Due or callable after five years through six years	603,800	435,250
Thereafter	3,109,750	2,907,250

Total par value	91,509,850	66,055,970

Bond premiums	59,965	38,586
Bond discounts	(44,787)	(28,529)
SFAS 133 fair value adjustments	196,446	259,405
Fair value basis adjustments on terminated hedges	12,762	385
SFAS 159 valuation adjustments	(3,582)	—

Total carrying value	$91,730,654	$66,325,817

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
The FHLBNY offers two sub-classes of Class B capital stock, Class B1 and Class B2. Class B1 stock is issued to meet membership stock purchase requirements. Class B2 stock is issued to meet activity-based requirements. The FHLBNY requires member institutions to maintain Class B1 stock based on a percentage of the member’s mortgage-related assets, and Class B2 stock-based on a percentage of advances and acquired member assets outstanding and certain commitments outstanding with the FHLBNY. Class B1 and Class B2 shares have the same voting and dividend rights.
Any member that withdraws from membership must wait 5 years from the termination of the charter for all capital stock that is held as a condition of membership unless the institution has cancelled its notice of withdrawal prior to that date and before being readmitted to membership in any FHLBank. Commencing in 2008, the Bank at its discretion, may repay a non-member’s membership stock before expiration of the five-year waiting period 1.
The FHLBNY is subject to risk-based capital rules. Specifically, the FHLBNY is subject to three capital requirements under its capital plan. First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit, market, and operations risks capital requirements calculated in accordance with the FHLBNY policy and the rules and regulations of the Federal Housing Finance Agency (“Finance Agency”). Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Agency may require the FHLBNY to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements. In addition, the FHLBNY is required to maintain at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times plus allowance for loan loss reserves and nonpermanent capital weighted 1.0 times plus allowance for loan loss reserves divided by total assets. The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods reported.

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

Notes to Financial Statements — Unaudited
Capital Ratios
The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	September 30, 2008		December 31, 2007
	Required [4]	Actual	Required [4]	Actual
Regulatory capital requirements:
Risk-based capital [1]	$701,151	$6,029,548	$578,653	$5,024,861
Total capital-to-asset ratio	4.00%	4.62%	4.00%	4.58%
Total capital [2]	$5,225,169	$6,030,392	$4,387,304	$5,025,494
Leverage ratio	5.00%	6.92%	5.00%	6.87%
Leverage capital [3]	$6,531,461	$9,045,166	$5,484,130	$7,537,925

[1]	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Board’s regulations also refers to this amount as “Permanent Capital.”

[2]	Actual “Total capital” is “Risk-based capital” plus general allowances for credit losses. Does not include reserves for the Lehman Brothers receivable which is a specific reserve.

[3]	Actual Leverage capital is “Risk-based capital” times 1.5 plus allowance for loan losses.

[4]	Required minimum.
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
In accordance with SFAS 150, the FHLBNY reclassifies the stock subject to redemption from equity to a liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Under such circumstances, the member shares will then meet the definition of a mandatorily redeemable financial instrument and are reclassified to a liability at fair value. Dividends on member shares classified as a liability are accrued at the estimated dividend rate and recorded as interest expense in the Statement of income. The repayment of these mandatorily redeemable financial instruments, once settled, will be reflected as financing cash outflows in the Statement of cash flows. In compliance with this provision, dividends on mandatorily redeemable capital stock in the amount of $2.0 million and $2.8 million for the three months ended September 30, 2008 and 2007, and $8.9 million and $6.6 million for the nine months ended September 30, 2008 and 2007 were recorded as interest expense.
If a member cancels its notice of voluntary withdrawal, the FHLBNY will reclassify the mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

Notes to Financial Statements — Unaudited
At September 30, 2008 and December 31, 2007, mandatorily redeemable capital stock of $143.5 million and $238.6 million were held by former members who had attained non-member status by virtue of being acquired by non-members. A small number of members also became non-members by relocating their charters to outside the FHLBNY’s membership district.
Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	September 30, 2008	December 31, 2007

Redemption less than one year	$37,117	$127,010
Redemption from one year to less than three years	84,741	94,629
Redemption from three years to less than five years	14,650	15,281
Redemption after five years or greater	6,990	1,676

Total	$143,498	$238,596

Anticipated redemptions assume the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances. Commencing January 1, 2008, the Bank may also redeem, at its discretion, non-members’ membership stock.
The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Beginning balance	$169,302	$77,571	$238,596	$109,950
Capital stock subject to mandatory redemption reclassified from equity	—	180,092	64,759	186,957
Redemption of mandatorily redeemable capital stock [1]	(25,804)	(13,605)	(159,857)	(52,849)

Ending balance	$143,498	$244,058	$143,498	$244,058

Accrued interest payable	$2,513	$2,825	$2,513	$2,825

[1]	Redemption includes repayment of excess stock.
(Accrual is at 6.50% annualized rate for September 30, 2008; 7.50% annualized rate for September 30, 2007)
Note 8. Affordable Housing Program
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Beginning balance	$124,170	$107,996	$119,052	$101,898
Additions from current period’s assessments	4,638	9,782	24,764	25,969
Net disbursements for grants and programs	(6,433)	(5,297)	(21,441)	(15,386)

Ending balance	$122,375	$112,481	$122,375	$112,481

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
In an economic hedge, a derivative hedges specific or non-specific underlying assets, liabilities or firm commitments, but the hedge does not qualify for hedge accounting under SFAS 133; it is, however, an acceptable hedging strategy under the FHLBNY’s risk management program. These strategies also comply with the Finance Agency’s regulatory requirements prohibiting speculative use of derivatives. An economic hedge introduces the potential for earnings variability due to the changes in fair value recorded on the derivatives that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. The FHLBNY will execute an interest rate swap to match the terms of a asset or liability that is elected under the Fair Value Option under SFAS 159 and the swap is also considered as an economic hedge to mitigate the volatility of the FVO designated asset or liability due to change in the full fair value of the designated asset or liability. In the third quarter of 2008, the FHLBNY elected the FVO for certain consolidated obligation bonds and executed interest rate swaps to offset the fair value changes of the bonds.
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
Consolidated Obligations — The FHLBNY manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflows on the derivative with the cash outflow on the consolidated obligation. While consolidated obligations are the joint and several obligations of the FHLBanks, one or more FHLBanks may individually serve as counterparties to derivative agreements associated with specific debt issues. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and each of those FHLBanks could simultaneously enter into a matching derivative in which the counterparty pays to the FHLBank fixed cash flows designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligations. Such transactions are treated as fair value hedges under SFAS 133. In the third quarter of 2008, the FHLBNY elected the Fair Value Option under SFAS 159 for certain consolidated obligation bonds and these were measured under the provisions of SFAS 157 as of September 30, 2008. The Bank also executed interest rate swaps to mitigate the volatility resulting from changes in fair values of the bonds designated under the FVO.

Notes to Financial Statements — Unaudited
The issuance of the FHLB fixed-rate bonds to investors and the execution of interest rate swaps typically results in cash flow pattern in which the FHLBNY has effectively converted the bonds’ cash flows to variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances. This intermediation between the capital and swap markets permits the FHLBNY to raise funds at a lower cost than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets. The FHLBNY does not issue consolidated obligations denominated in currencies other than U.S. dollars.
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
The optionality embedded in certain financial instruments held by the FHLBNY can create interest-rate risk. When a member prepays an advance, the FHLBNY could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the FHLBNY generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. When the Bank offers advances (other than short-term) that members may prepay without a prepayment fee, it usually finances such advances with callable debt. At September 30, 2008, the Bank had not elected the FVO for advances.
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
The FHLBNY manages the interest-rate and prepayment risks associated with mortgages through debt issuance. The FHLBNY issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The FHLBNY analyzes the duration, convexity and earnings risk of the mortgage portfolio on a regular basis under various rate scenarios. At September 30, 2008, the Bank had not elected the FVO for mortgage loans.

Notes to Financial Statements — Unaudited
Firm Commitment Strategies — Mortgage delivery commitments are considered derivatives under the provisions of SFAS 133, and the FHLBNY accounts for them as freestanding derivatives, and records the fair values of mortgage loan delivery commitments on the Statement of condition with an offset to current period earnings. Fair values were de minimis for all periods reported.
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
Forward Settlements — There were no forward settled securities at September 30, 2008 or at December 31, 2007. The FHLBNY records certificates of deposit on a settlement date basis. All certificates of deposit have original maturities of less than one year, and are designated as held-to-maturity securities.
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
Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, or (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate swaps and interest rate caps and their fair values in which the FHLBNY was an intermediary was not material at September 30, 2008 and December 31, 2007. Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.
Economic hedges — At September 30, 2008, economic hedges comprised primarily of: (1) short- and medium-term interest-rate swaps that hedged the basis risk (Prime rate, Fed fund rate, and the 1-month LIBOR index) of variable-rate bonds issued by the FHLBNY. These swaps were considered freestanding and changes in the fair values of the swaps were recorded through income. The FHLBNY believes the operational cost of designating the basis hedges in a SFAS 133 qualifying hedge would outweigh the benefits of applying hedge accounting. (2) Interest rate caps acquired in the second quarter of 2008 to hedge balance sheet risk were considered freestanding derivatives with fair value changes recorded through Net realized and unrealized gain or loss on derivatives and hedging activities. (3) Interest rate swaps hedging balance sheet risk. (3) Immaterial amounts of derivatives that had been accounted under the provisions of SFAS 133 but had been de-designated from hedge accounting as they were assessed as being not highly effective hedges. (4) Interest-rate swaps executed to offset the fair value changes of bonds designated under the provisions of SFAS 159. See tables in the following pages for more information.

Notes to Financial Statements — Unaudited
The Bank’s principle hedging strategies are summarized below:
September 30, 2008

Derivatives/Terms	Hedging Strategy	Accounting Designation	Notional Amount (in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Fair Value Hedge	$53,884
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of fair value risk	$865
Receive fixed, pay floating	To convert the fixed rate consolidated	Economic Hedge of fair value risk	$1,609
interest rate swap (non-callable)	obligation debt to a LIBOR floating rate	Fair Value Hedge	$28,262
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation debt.	Cash flow hedge	$—
Receive fixed, pay floating	To convert the fixed rate consolidated	Economic Hedge of fair value risk	$—
interest rate swap with an option to call	obligation debt to a LIBOR floating rate; swap is callable on the same day as the consolidated obligation debt.	Fair Value Hedge	$2,987
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps.	Economic Hedge of cash flows	$14,360
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps.	Economic Hedge of cash flows	$10,590
Receive fixed, pay floating interest rate swap with an option to call at the swap counterparty’s option	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under the fair value option of SFAS 159.	SFAS 159	$589
Pay fixed, receive floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$1,050
Receive fixed, pay floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$1,050
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892
Intermediary positions Interest rate swaps Interest rate caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties.	Economic Hedge of fair value risk	$150

Notes to Financial Statements — Unaudited
December 31, 2007

Derivatives/Terms	Hedging Strategy	Accounting Designation	Notional Amount (in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Fair Value Hedge	$46,953
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of fair value risk	$1,158
Receive fixed, pay floating	To convert the fixed rate consolidated	Economic Hedge of fair value risk	$1,118
interest rate swap (non-callable)	obligation debt to a LIBOR floating rate	Fair Value Hedge	$26,233
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation debt.	Cash flow hedge	$128
Receive fixed, pay floating	To convert the fixed rate consolidated	Economic Hedge of fair value risk	$420
interest rate swap with an option to call	obligation debt to a LIBOR floating rate; swap is callable on the same day as the consolidated obligation debt.	Fair Value Hedge	$8,580
Intermediary positions Interest rate swaps Interest rate caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties.	Economic Hedge	$70

Notes to Financial Statements — Unaudited
The following table presents outstanding notional balances and estimated fair value gains and (losses) of derivatives by hedge type (in thousands):

	September 30, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value - SFAS 133	$84,714,209	$(1,519,376)	$81,766,313	$(1,243,427)
Cash flow - SFAS 133	—	—	127,500	(177)
Economic	29,077,396	(68,465)	1,538,100	5,454
Fair value matched to hedge liabilities designated under SFAS 159	589,000	(2,356)	—	—
Interest rate caps/floors
Economic-fair value changes	2,757,000	42,344	1,157,694	2
Mortgage delivery commitments (MPF)
Economic-fair value changes	11,979	(20)	1,351	5
Other
Intermediation	150,000	88	70,000	22

Total	$117,299,584	$(1,547,785)	$84,660,958	$(1,238,121)

Total derivatives, excluding accrued interest		$(1,547,785)		$(1,238,121)
Cash collateral pledged to counterparties		737,490		396,400
Cash collateral received from counterparties		(37,200)		(41,300)
Accrued interest		178,800		238,657

Net derivative balance		$(668,695)		$(644,364)

Net derivative asset balance		$31,856		$28,978
Net derivative liability balance		(700,551)		(673,342)

Net derivative balance		$(668,695)		$(644,364)

The categories —“Fair value”, “Commitment”, and “Cash Flow” hedges — represent derivative transactions accounted for as hedges. If any such hedges do not qualify for hedge accounting under the provisions of SFAS 133, they are classified as “Economic” hedges. Changes in fair values of economic hedges are recorded through the income statement without the offset of corresponding changes in the fair value of the hedged item. Changes in fair values of SFAS 133 qualifying derivative transactions designated in fair value hedges are recorded through the income statement with the offset of corresponding changes in the fair values of the hedged items. The effective portion of changes in the fair values of derivatives designated in a qualifying cash flow hedge is recorded in Accumulated other comprehensive income (loss).
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

Notes to Financial Statements — Unaudited
Note 10. Employee Retirement Plans
The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“DB Plan”), which is a tax-qualified multiple-employer defined benefit pension plan that covers substantially all employees of the FHLBNY. For accounting purposes, the DB Plan is a multi-employer plan that does not segregate its assets, liabilities, or costs by participating employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the FHLBNY DB Plan are not made.
The FHLBNY also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The Bank’s contributions are a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations.
In addition, the FHLBNY maintains a Benefit Equalization Plan (“BEP”) that restores defined benefits and contribution benefits to those employees who have had their qualified defined benefit and defined contribution benefits limited by IRS regulations. The contribution component of the BEP plan is a supplemental defined contribution plan. The plan’s liability consists of the accumulated compensation deferrals and accrued interest on the deferrals. The BEP is an unfunded plan. The FHLBNY also offers a Retiree Medical Benefit Plan, which is a postretirement health benefit plan. There are no funded plan assets that have been designated to provide postretirement health benefits. In the third quarter of 2007, the Bank established two grantor trusts to meet future benefit obligations and current payments to beneficiaries in the two supplemental pension plans.
The Board of Directors of the FHLBNY approved certain amendments to the Postretirement Health Benefit plan effective as of January 1, 2008. The amendments did not have a material impact on reported results of operations or financial condition of the Bank.
The following table presents employee retirement plan expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Defined Benefit Plan	$1,556	$1,547	$4,545	$4,459
Benefit Equalization Plan (defined benefit)	469	910	1,408	1,528
Defined Contribution Plan and BEP Thrift	162	368	650	1,079
Postretirement Health Benefit Plan	250	481	749	1,443

Total retirement plan expenses	$2,437	$3,306	$7,352	$8,509

Notes to Financial Statements — Unaudited
Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$154	$299	$460	$504
Interest cost	235	326	708	649
Amortization of unrecognized prior service cost	(35)	(17)	(107)	(67)
Amortization of unrecognized net loss	115	302	347	442

Net periodic benefit cost	$469	$910	$1,408	$1,528

Key assumptions used in determining the supplemental retirement plan cost for the three and nine months ended September 30, 2008 included a discount rate of 6.37%, salary increases of 5.50%, and an amortization period of 8 years. The measurement date used to determine the net periodic cost was December 31, 2007. The total amounts of benefits paid and expected to be paid under this plan are not expected to be materially different from amounts disclosed in the Bank’s Form 10-K filed on March 28, 2008. Plan assumptions with respect to future benefit obligations were revised in the first quarter of 2008.
Components of the net periodic postretirement health benefit cost for the FHLBNY’s Postretirement Health Benefit plan were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost (benefits attributed to service during the period)	$129	$218	$385	$655
Interest cost on accumulated postretirement health benefit obligation	225	203	680	609
Amortization of loss	78	60	232	179
Amortization of prior service cost/(credit)	(182)	—	(548)	—

Net periodic postretirement health benefit cost	$250	$481	$749	$1,443

Key assumptions used in determining the Postretirement Health Benefit plan for the nine months ended September 30, 2008 included a discount rate of 6.37%, and health care cost trend rate of 6.0%, 5.0% and 4.5% in the years 2008, 2009 and 2010 and afterwards. The measurement date used to determine the net periodic cost was December 31, 2007. The total amounts of benefits paid and expected to be paid under this plan are not expected to be materially different from amounts disclosed in the Bank’s Form 10-K filed on March 28, 2008.

Notes to Financial Statements — Unaudited
Note 11. Related Party Transactions
The FHLBNY is a cooperative and the members own almost all of the stock of the FHLBNY. Stock that is not owned by members is held by former members or acquirers of former members. The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The FHLBNY conducts its advances business almost exclusively with members. The FHLBNY considers transactions with its members and non-member stockholders as related party transactions in addition to transactions with other FHLBanks, the Office of Finance, the Finance Board and its successor — the Finance Agency. All transactions with all members, including those whose officers may serve as directors of the FHLBNY, are at terms that are no more favorable than comparable transactions with other members.
The following tables summarize outstanding balances with related parties at September 30, 2008 and December 31, 2007 as well as transactions for the three and nine months ended September 30, 2008 and 2007.
Related Party: Assets, Liabilities and Equity (in thousands):

	September 30, 2008		December 31, 2007
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$471,174	$—	$7,909
Federal funds sold	—	6,412,000	—	4,381,000
Available-for-sale securities	—	2,964,247	—	13,187
Held-to-maturity securities
Long-term securities	—	10,469,640	—	10,284,754
Certificates of deposit	—	5,016,000	—	10,300,200
Advances	103,325,214	—	82,089,667	—
Mortgage loans [1]	—	1,460,499	—	1,491,628
Loans to other FHLBanks	—	—	55,000	—
Accrued interest receivable	346,277	105,175	402,439	159,884
Premises, software, and equipment, net	—	13,456	—	13,154
Derivative Assets [2]	—	31,856	—	28,978
Other assets [3]	214	13,471	87	17,004

Total assets	$103,671,705	$26,957,518	$82,547,193	$26,697,698

Liabilities and capital
Deposits	$2,733,357	$—	$1,605,535	$—
Consolidated obligations	—	120,408,224	—	101,117,387
Mandatorily redeemable capital stock	143,498	—	238,596	—
Accrued interest payable	307	650,685	60	655,810
Affordable Housing Program [4]	122,375	—	119,052	—
Payable to REFCORP	—	9,904	—	23,998
Derivative liabilities [2]	—	700,551	—	673,342
Other liabilities [5]	20,533	35,120	19,584	40,936

Total liabilities	$3,020,070	$121,804,484	$1,982,827	$102,511,473

Capital	5,804,669	—	4,750,591	—

Total liabilities and capital	$8,824,739	$121,804,484	$6,733,418	$102,511,473

[1]	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

[2]	Derivative assets and liabilities include insignificant fair values due to intermediation activities on behalf of members.

[3]	Includes insignificant amounts of miscellaneous assets that are considered related party.

[4]	Represents funds not yet disbursed to eligible programs.

[5]	Related column includes member pass-through reserves at the Federal Reserve Bank.

Notes to Financial Statements — Unaudited
Related Party: Income and Expense transactions (in thousands):

	Three months ended
	September 30, 2008		September 30, 2007
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$678,896	$—	$885,601	$—
Interest-bearing deposits [1]	—	3,240	—	410
Federal funds sold	—	21,316	—	58,446
Available-for-sale securities	—	24,441	—	—
Held-to-maturity securities
Long-term securities	—	138,412	—	150,405
Certificates of deposit	—	51,287	—	106,943
Mortgage loans [2]	—	19,316	—	20,117
Loans to other FHLBanks and other	30	—	—	2

Total interest income	$678,926	$258,012	$885,601	$336,323

Interest expense
Consolidated obligations	$—	$769,703	$—	$1,060,108
Deposits	7,370	—	31,913	—
Mandatorily redeemable capital stock	1,950	—	2,823	—
Cash collateral held and other borrowings	2	240	14	1,044

Total interest expense	$9,322	$769,943	$34,750	$1,061,152

Service fees	$934	$—	$865	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

	Nine months ended
	September 30, 2008		September 30, 2007
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$2,211,823	$—	$2,470,060	$—
Interest-bearing deposits [1]		17,086	—	411
Federal funds sold	—	69,921	—	145,261
Available-for-sale securities	—	57,016	—	—
Held-to-maturity securities
Long-term securities	—	396,660	—	453,023
Certificates of deposit	—	212,525	—	271,592
Mortgage loans [2]	—	58,348	—	59,350
Loans to other FHLBanks and other	33	—	—	7

Total interest income	$2,211,856	$811,556	$2,470,060	$929,644

Interest expense
Consolidated obligations	$—	$2,511,381	$—	$2,950,391
Deposits	33,235	—	87,280	—
Mandatorily redeemable capital stock	8,884	—	6,604	—
Cash collateral held and other borrowings	162	820	17	3,846

Total interest expense	$42,281	$2,512,201	$93,901	$2,954,237

Service fees	$2,422	$—	$2,526	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

Notes to Financial Statements — Unaudited
Debt retired or transferred to or from other FHLBanks — No debt was transferred to another FHLBank for the three or the nine months ended September 30, 2008. No debt was retired so far in 2008. In the third quarter of 2007, the FHLBNY retired $104.0 million of consolidated obligation bonds at a cost that exceeded amortized cost by $0.8 million. In the first nine months of 2007, the FHLBNY retired $487.0 million of consolidated obligations bonds as a cost that exceeded amortized cost by $4.6 million. The bonds were retired by transferring the obligations to other FHLBanks at negotiated market prices.
Note 12. Total Comprehensive Income
Total comprehensive income was comprised of Net income and Accumulated other comprehensive income (loss), which included net unrealized losses on available-for-sale securities, cash flow hedging activities, and additional liability for employee supplemental retirement and postretirement health benefit plans. Changes in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ended September 30, 2008
				Accumulated
	Available-	Cash	Supplemental	Other		Total
	for-sale	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	hedges	Plans	Income (Loss)	Income	Income

Balance, June 30, 2007	$—	$(4,081)	$(5,785)	$(9,866)

Net change	71	(9,277)	(2,882)	(12,088)	$85,215	$73,127

Balance, September 30, 2007	$71	$(13,358)	$(8,667)	$(21,954)

Balance, June 30, 2008	$(29,612)	$(33,698)	$(5,087)	$(68,397)

Net change	(14,713)	1,728	—	(12,985)	$39,790	$26,805

Balance, September 30, 2008	$(44,325)	$(31,970)	$(5,087)	$(81,382)

	Nine months ended September 30, 2008
				Accumulated
	Available-	Cash	Supplemental	Other		Total
	for-sale	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	hedges	Plans	Income (Loss)	Income	Income

Balance, December 31, 2006	$—	$(4,763)	$(5,785)	$(10,548)

Net change	71	(8,595)	(2,882)	(11,406)	$227,115	$215,709

Balance, September 30, 2007	$71	$(13,358)	$(8,667)	$(21,954)

Balance, December 31, 2007	$(373)	$(30,215)	$(5,087)	$(35,675)

Net change	(43,952)	(1,755)	—	(45,707)	$213,996	$168,289

Balance, September 30, 2008	$(44,325)	$(31,970)	$(5,087)	$(81,382)

Notes to Financial Statements — Unaudited
Note 13. Fair Values of Financial Instruments
Items Measured at Fair Value on a Recurring Basis
The following table presents for each SFAS 157 hierarchy level, the FHLBNY’s assets and liabilities that were measured at fair value on its Statements of condition at September 30, 2008 (in thousands):

	September 30, 2008
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities	$2,964,247	$—	$2,964,247	$—	$—
Advances	—	—	—	—	—
Mortgage loans	—	—	—	—	—
Derivative assets	31,856	—	69,056	—	(37,200)
Other assets	—	—	—	—	—

Total assets at fair value	$2,996,103	$—	$3,033,303	$—	$(37,200)

Liabilities
Consolidated obligations:
Discount notes	$—	$—	$—	$—	$—
Bonds	(585,418)	—	(585,418)	—	—
Derivative liabilities	(700,551)	—	(1,438,041)	—	737,490

Total liabilities at fair value	$(1,285,969)	$—	$(2,023,459)	$—	$737,490

The Bank did not have any assets or liabilities with fair values categorized as Level 3 between January 1, 2008 and September 30, 2008. Therefore, there were no transfers in/out of Level 3 at fair values in the two quarters ended June 30 and September 30, 2008.
Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities would be measured at fair value on a nonrecurring basis. For the FHLBNY, such items may include mortgage loans in foreclosure, or mortgage loans written down to fair value. Amounts of such items were de minimis at September 30, 2008. No securities designated as held-to-maturity were written down to fair value as a result of other-than-temporary impairment at September 30, 2008.

Notes to Financial Statements — Unaudited
Estimated Fair Values (SFAS 107) — Summary Tables
The carrying value and estimated fair values of the FHLBNY’s financial instruments were as follows (in thousands):

	September 30, 2008
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	Fair Value
Assets
Cash and due from banks	$471,174	$—	$471,174
Federal funds sold	6,412,000	(489)	6,411,511
Available-for-sale securities	2,964,247	—	2,964,247
Held-to-maturity securities
Long-term securities	10,469,640	(247,642)	10,221,998
Certificates of deposit	5,016,000	(5,607)	5,010,393
Advances	103,325,214	(501,968)	102,823,246
Mortgage loans, net	1,460,499	(6,442)	1,454,057
Accrued interest receivable	451,452	—	451,452
Derivative assets	31,856	—	31,856
Other financial assets	1,711	—	1,711

Liabilities
Deposits	2,733,357	(24)	2,733,333
Consolidated obligations:
Bonds	91,730,654	(433,437)	91,297,217
Discount notes	28,677,570	(16,546)	28,661,024
Mandatorily redeemable capital stock	143,498	—	143,498
Accrued interest payable	650,992	—	650,992
Derivative liabilities	700,551	—	700,551
Other financial liabilities	28,521	—	28,521

	December 31, 2007
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	Fair Value
Assets
Cash and due from banks	$7,909	$—	$7,909
Federal funds sold	4,381,000	720	4,381,720
Available-for-sale securities	13,187	—	13,187
Held-to-maturity securities:
Long-term securities	10,284,754	(4,941)	10,279,813
Certificates of deposit	10,300,200	7,091	10,307,291
Advances	82,089,667	146,865	82,236,532
Mortgage loans, net	1,491,628	(5,620)	1,486,008
Loans to other FHLBanks	55,000	—	55,000
Accrued interest receivable	562,323	—	562,323
Derivative assets	28,978	—	28,978
Other financial assets	1,711	—	1,711

Liabilities
Deposits	1,605,535	3	1,605,538
Consolidated obligations:
Bonds	66,325,817	197,907	66,523,724
Discount notes	34,791,570	6,914	34,798,484
Mandatorily redeemable capital stock	238,596	—	238,596
Accrued interest payable	655,870	—	655,870
Derivative liabilities	673,342	—	673,342
Other financial liabilities	28,941	—	28,941

Notes to Financial Statements — Unaudited
The following table summarizes the activity related to consolidated obligation bonds for which the Bank elected the fair value option under SFAS 159 (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2008	2008
Balance, beginning of the period	$—	$—
New transaction elected for fair value option	589,000	589,000
Maturities and terminations	—	—
Change in fair value	(3,548)	(3,548)
Change in accrued interest	(34)	(34)

Balance, end of the period	$585,418	$585,418

The following table presents the change in fair value include in the statement of income for the consolidated obligation bonds designated under SFAS 159 (in thousands):

	Change in interest		Total change in fair
	expense on		value included in
	consolidated	Net gain(loss) due to	current period
	obligation bonds	changes in fair value	earnings
Three months ended September 30, 2008
Consolidated obligation bonds	$(34)	$3,616	$3,582

Nine months ended September 30, 2008
Consolidated obligation bonds	$(34)	$3,616	$3,582

The following table compares the aggregate fair value and aggregate remaining contractual fair value and aggregate remaining contractual principal balance outstanding of consolidated obligation bonds for which the fair value option has been elected under SFAS 159 (in thousands):

	September 30, 2008
			Fair value
	Principal Balance	Fair value	(over)/under
Consolidated obligation bonds	$589,000	$585,418	$3,582

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
Beginning with the adoption of SFAS 157 on January 1, 2008, the fair values of financial assets and liabilities reported in the table above were based upon the discussions that follow and valuation techniques described in Note 1 — Accounting Changes, Significant Accounting Policies and Estimates, and Recently Issued Accounting Standards. The Fair Value Summary Tables above does not represent an estimate of the overall market value of the FHLBNY as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
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
Investment securities
The fair value of investment securities is estimated by management using information from specialized pricing services that use pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models are market based and observable. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs in the models are based on new issue and secondary market transactions. Securities are re-priced if observed spreads and other significant factors change materially. See Note 1 — Accounting Changes, Significant Accounting Policies and Estimates, and Recently Issued Accounting Standards, for corroboration and other analytical procedures performed by the FHLBNY. Examples of securities priced under such a valuation technique, and which are classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined under SFAS 157, include GSE issued collateralized mortgage obligations and money market funds.
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
SFAS No. 157 clarified that the valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing. The Bank has collateral agreements with all its derivative counterparties and vigorously enforces collateral exchanges at least weekly. The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair value of derivative assets and derivative liabilities in the Statement of conditions at September 30, 2008 and December 31, 2007.
Deposits
The FHLBNY determines estimated fair values of deposits for purposes of SFAS 107 by calculating the present value of expected future cash flows from the deposits. The discount rates used in these calculations are the current cost of deposits with similar terms.
Consolidated obligations
The FHLBNY estimates fair values for purposes of SFAS 107 based on the cost of raising comparable term debt and prices its bonds and discount notes off of the current consolidated obligations market curve, which has a daily active market. The fair values of consolidated obligation debt (bonds and discount notes) are computed using a standard option valuation model using market based and observable inputs: (1) consolidated obligation debt curve that is available to the public and published by the Office of Finance, and (2) LIBOR curve and volatilities. Model adjustments that are not “market-observable” are not considered significant.
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

Notes to Financial Statements — Unaudited
Note 14. Commitments and Contingencies
The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception in FIN 45. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at September 30, 2008 and December 31, 2007. The par amounts of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, were approximately $1,327.9 billion and $1,189.7 billion at September 30, 2008 and December 31, 2007.
During the third quarter of 2008, each FHLBank (including the FHLBNY) entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of September 30, 2008, the FHLBNY had provided the U.S. Treasury with listings of advance collateral amounting to $16.0 billion. The maximum borrowing provided is based on a hair-cut formula of 87% of the listed amount. The amount of collateral is calculated based off a specific liquidity amount that is calculated daily. As of September, 2008, no FHLBank has drawn on this available source of liquidity.
Commitments to members for additional advance borrowings totaled approximately $19.1 billion and $19.5 billion as of September 30, 2008 and December 31, 2007. Such commitments are conditional and were for periods of up to twelve months. Extension of credit under these commitments is subject to certain collateral requirements and other financial criteria at the time the commitment is drawn upon by members of the FHLBNY. Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $823.7 million and $442.3 million as of September 30, 2008 and December 31, 2007, respectively and had original terms of up to fifteen years, with a final expiration in 2019. Standby letters of credit are fully collateralized at the time of issuance. Unearned fees on standby letters of credit are recorded in other liabilities and were not significant as of September 30, 2008 and December 31, 2007. Based on management’s credit analyses and the Bank’s collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit.

Notes to Financial Statements — Unaudited
Under the MPF Program, the Bank was unconditionally obligated to purchase $11.9 million and $1.4 million in mortgage loans at September 30, 2008 and December 31, 2007. Commitments are generally for periods not to exceed 45 days. Under the provision of SFAS 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities,” such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF Program to purchase mortgage loans in aggregate of $275.8 million and $268.6 million as of September 30, 2008 and December 31, 2007.
The FHLBNY executes derivatives with major banks and broker-dealers and enters into bilateral collateral agreements. When counterparties are exposed, the Bank typically pledges cash collateral by transferring cash to mitigate the counterparty’s credit exposure. To mitigate the counterparties’ exposures, the FHLBNY pledged $737.5 million in cash as collateral at September 30, 2008. The comparable number at December 31, 2007 was $396.4 million. With the adoption of FSP FIN 39-1 on January 1, 2008, cash collateral pledged has been netted against derivatives that were in unrealized loss positions at September 30, 2008 and a net derivative liability has been reported in the Statements of condition. The Statement of condition at December 31, 2007 was reclassified for the netting to conform to the current quarter presentation. At September 30, 2008 and December 31, 2007, the FHLBNY was also exposed to credit risk associated with outstanding derivative transactions measured by the replacement cost of derivatives in a gain position. The Bank’s credit exposure was mitigated by cash collateral of $37.2 million and $41.3 million delivered by derivatives counterparties and held by the Bank at September 30, 2008 and December 31, 2007. The amounts were netted against derivatives that were in an unrealized gain positions and a net derivative asset position was reported in the Statements of condition at September 30, 2008 and December 31, 2007.
On September 15, 2008, Lehman Brothers Holdings, Inc. (“LBHI”) filed for protection under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). As the parent and credit support provider for its subsidiary, Lehman Brothers Special Financing Inc. (“LBSF”), LBHI triggered an event of default on the contractual terms of LBSF’s agreement with the FHLBNY with respect to derivatives contracts outstanding as of that date. The Bank had deposited $509.6 million with LBSF in cash as collateral. The Bank had certain obligations due to LBSF as of September 30, 2008. The net amount that is due to the Bank after giving effect to obligations that are due LBSF was approximately $64.5 million as of September 30, 2008. The Bank has fully reserved the LBSF receivables as the bankruptcy of LBHI and LBSF make the timing and the amount of the recovery uncertain.
Net rental expense and the cost of operating leases for the three and nine months ended September 30, 2008, 2007 and 2006 were not material. The lease agreements for FHLBNY premises provides for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.

Notes to Financial Statements — Unaudited
The following table summarizes commitments and contingencies as of September 30, 2008 (in thousands):

	September 30, 2008
	Payments due or expiration terms by period [1]
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par	$53,558,075	$27,124,700	$6,175,725	$4,651,350	$91,509,850
Mandatorily redeemable capital stock [1]	37,117	84,741	14,650	6,990	143,498
Premises (lease obligations)	3,102	6,235	6,398	9,427	25,162

Total contractual obligations	53,598,294	27,215,676	6,196,773	4,667,767	91,678,510

Other commitments
Standby letters of credit	779,865	24,681	11,209	7,915	823,670
Unused lines of credit and other conditional commitments	19,088,896	—	—	—	19,088,896
Consolidated obligation bonds/discount notes traded not settled	1,984,490	—	—	—	1,984,490
Firm commitment-advances	405,000	—	—	—	405,000
Open delivery commitments (MPF)	11,979	—	—	—	11,979

Total other commitments	22,270,230	24,681	11,209	7,915	22,314,035

Total obligations and commitments	$75,868,524	$27,240,357	$6,207,982	$4,675,682	$113,992,545

[1]	Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.
The FHLBNY does not anticipate any credit losses from its off-balance sheet commitments and accordingly no provision for losses on such commitments is required.

Notes to Financial Statements — Unaudited
Note 15. Earnings per Share of Capital
The following table sets forth the computation of earnings per share of capital (in thousands except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$39,790	$85,215	$213,996	$227,115

Net income available to stockholders	$39,790	$85,215	$213,996	$227,115

Weighted average shares of capital	52,000	38,841	48,757	37,354
Less: Mandatorily redeemable capital stock	(1,538)	(1,495)	(1,742)	(1,139)

Average number of shares of capital used to calculate earnings per share	50,462	37,346	47,015	36,215

Net earnings per share of capital	$0.79	$2.28	$4.55	$6.27

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
The top five advance holders at September 30, 2008 and 2007, and associated interest income are summarized below (dollars in thousands):

	September 30, 2008
			Par	Percent of	Interest Income
	City	State	Advances	Total [2]	Three months	Nine Months

Hudson City Savings Bank [1]	Paramus	NJ	$16,775,000	16.5%	$174,289	$494,241
Metropolitan Life Insurance Company	New York	NY	10,230,000	10.1	52,746	151,855
New York Community Bank [1]	Westbury	NY	8,513,619	8.4	80,807	257,201
Manufacturers and Traders Trust Company	Buffalo	NY	8,204,802	8.1	63,175	192,037
Merrill Lynch Bank & Trust Co., FSB	New York	NY	6,200,000	6.1	14,891	32,494

Total			$49,923,421	49.2%	$385,908	$1,127,828

[1]	Officer of member bank also served on the Board of Directors of the FHLBNY.

[2]	Percentage calculated on par value of advances.

	September 30, 2007
			Par	Percent of	Interest Income
	City	State	Advances	Total [2]	Three months	Nine Months

Hudson City Savings Bank [1]	Paramus	NJ	$13,341,000	17.9%	$138,264	$363,439
New York Community Bank [1]	Westbury	NY	7,113,671	9.5	84,658	264,788
Manufacturers and Traders Trust Company	Buffalo	NY	5,845,994	7.8	62,268	158,829
HSBC Bank USA, National Association	New York	NY	5,508,723	7.4	59,655	189,765
Metropolitan Life Insurance Company	New York	NY	4,000,000	5.4	33,619	44,389

Total			$35,809,388	48.0%	$378,464	$1,021,210

[1]	Officer of member bank also served on the Board of Directors of the FHLBNY.

[2]	Percentage calculated on par value of advances.
The top five advance holders at December 31, 2007, and associated interest income are summarized below (dollars in thousands):

	December 31, 2007
			Par	Percent of	Interest
	City	State	Advances	Total [2]	Income

Hudson City Savings Bank [1]	Paramus	NJ	$14,191,000	17.6%	$461,568
New York Community Bank [1]	Westbury	NY	8,138,625	10.1	326,012
Manufacturers and Traders Trust Company	Buffalo	NY	6,505,625	8.1	247,104
HSBC Bank USA, National Association	New York	NY	5,508,585	6.8	240,347
Metropolitan Life Insurance Company	New York	NY	4,555,000	5.7	81,724

Total			$38,898,835	48.3%	$1,356,755

[1]	Officer of member bank also served on the Board of Directors of the FHLBNY.

[2]	Percentage calculated on par value of advances.

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
Third Quarter 2008 Highlights
The FHLBNY reported current quarter Net income of $39.8 million, or $0.79 per share compared with Net income of $85.2 million or $2.28 per share for the prior year quarter. The return on average equity, which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income (loss), in the current quarter was 2.95%, compared with 8.34% in the prior year quarter. On September 15, 2008, Lehman Brothers Holding Inc. (“LBHI”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code, and Lehman Brothers Special Financing Inc., (“LBSF”), a counterparty to the FHLBNY with respect to $16.5 billion in notional amounts of interest rate swap and derivative contracts defaulted with regard to the contractual terms of its agreement with FHLBNY. LBSF has also filed for protection under Chapter 11. As a result of the bankruptcies of LBHI and LBSF the FHLBNY has provided a reserve of $64.5 million in the third quarter of 2008 on a pre-assessment basis. The reserve provides for the possibility that part of the Bank’s investment in interest-bearing cash deposited with LBSF would not be recovered. It also provides for certain derivative assets that are also deemed to be doubtful of recovery. On an after-assessment basis, the reserve against the LBSF receivables reduced third quarter 2008 Net income by $47.4 million, or $0.91 per share of capital.
On a positive note, demand by members for advances was strong and advances borrowed by members grew to $103.3 billion, up from $82.1 billion at December 31, 2007 and $90.8 billion at June 30, 2008.
During the third quarter and continuing into the fourth quarter to date global markets exhibited extraordinary levels of volatility and increasing signs of stress. During the period the FHLBanks have experienced constrained and inconsistent demand for their long-term consolidated obligation bonds. The crises has caused liquidity pressures in the U.S. debt market for short-term liquidity with increasing demand for short-term funding to an extent that the surge in demand has led to the disparity between the 3-month LIBOR rates over the expected Fed Funds rate. The demand for short-term funds in the debt market was the key factor that enabled the FHLBanks to issues short-term consolidated bonds and discount notes at attractive pricing and at sufficient volumes to sustain demand from the FHLBNY’s members. A receptive investor and the FHLBNY’s ability to issue short-term debt at attractive sub-LIBOR spreads contributed to a favorable increase in Net interest income in the third quarter of 2008 compared to prior year quarter. Also See Note 14 — Commitments and Contingencies for a discussion of the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), which is designed to serve as a contingent source of liquidity for the FHLBanks via issuance of consolidated obligations to the U.S. Treasury.

Following are summarized highlights:
•	Net interest income, (after the provision for credit losses) a key metric for the FHLBNY, was $157.7 million for the current quarter, up by $31.7 million, or up 25.1 % from the prior year quarter. Net interest income represents the difference between income from interest-earning assets and interest expense paid on interest-bearing liabilities. On an economic basis, reported Net interest income was lower than GAAP reported Net interest income by $20.7 million. On an economic basis Net interest income for the current quarter was $137.0 million, compared to $157.7 million on a reported GAAP basis because under GAAP accounting $20.7 million of swap interest expense that would normally be recorded within Net interest income was recorded as a loss from hedging activities. On a GAAP basis, Net interest spread earned was 37 basis points for the current quarter, up from 31 basis points in the prior year quarter. On an economic basis, the Bank estimates that had the Bank recorded swap interest expenses in Net interest income, it would have reduced Net interest spread by 7 basis points to 30 basis points for the current quarter. Net interest spread is the difference between annualized yields on interest-earning assets and yields on interest-bearing liabilities. Return on average earning-assets, a measure of the efficiency of the use of interest-earning assets, was 52 basis points for the current quarter, down from 56 basis points for the prior year quarter. On an economic basis, the return on average earnings assets for the current year period would have been 45 basis points.

•	Reported Net realized and unrealized loss from hedging activities was a loss of $25.5 million in the current quarter, compared to a gain of $7.9 million in the prior year quarter. The reported loss was primarily due to fair value changes of interest rate swaps and options designated in economic hedges. The loss from hedging activities included $20.7 million of net swap interest accrual expenses associated with swaps in economic hedges of advances and consolidated obligations.

Fair value losses and gains are typically unrealized unless the Bank terminates the derivative. When the derivatives are held to their contractual maturity, the cumulative fair value gains and losses sum to zero. Interest accruals associated with swaps result in immediate economic consequences since they result in exchanges in cash payments or receipts.

Economic hedges — The primary economic hedges that impacted hedging losses were : (1) “Basis swaps” that synthetically converted floating rate funding based on Prime rate, Federal funds effective rate, and the 1-month LIBOR rate to 3-month LIBOR rate. (2) Swaps hedging balance sheet risk. (3) Interest rate caps hedging balance sheet risk. In an economic hedge, which is a hedge that does not qualify for hedge accounting under the provisions of SFAS 133, the derivative is marked-to-market with no offsetting recording of the fair value changes of the hedged item. In addition, the net interest expense accruals associated with the interest rate swaps designated as economic hedges are also reported within this category in compliance with hedge accounting disclosure rules. Taken together, changes in the fair values of interest rate swaps in economic hedges contributed $33.5 million to the loss; interest accrual expense associated with the derivatives in economic hedges contributed $20.7 million to the loss. The losses from economic hedges were partly offset by realized gains of $27.3 million from terminated swaps that were in economic hedges.

Interest rate caps were also designated as economic hedges and fair value changes of purchased caps resulted in a recorded loss of $8.2 million in the current quarter, compared to a loss of $0.7 million in the prior year period. The Bank had acquired $1.9 billion in notional amounts of interest rate caps in the second quarter of 2008 at a cost of $46.9 million which was recorded as a derivative asset in the Statements of condition.

Changes in the fair values of interest rate swaps executed to match the terms of debt elected under SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities” were also considered as economic hedges and contributed $2.4 million in unrealized fair value losses in the current quarter.

SFAS 133 qualifying hedges — Net fair value changes from SFAS 133 qualifying hedges resulted in recorded unrealized gains of $11.9 million for the current quarter, compared to a gain of $1.9 million in the prior year quarter. Unrealized gains and gains represent hedge ineffectiveness resulting from changes in the benchmark rate, which the Bank has adopted as LIBOR. In a SFAS 133 qualifying hedge, ineffectiveness is measured and recorded as the net change in the fair values of derivatives and the associated hedged items. Interest accruals associated with derivatives in a qualifying hedge relationship are recorded in Net interest income together with interest income from hedged advances and interest expense on hedged consolidated obligation debt. The gains in the current quarter resulted from the de-designation of certain hedges and the recognition of fair value basis adjustments as unrealized gains, which will be amortized as a charge to earnings over future periods. Gains were partly offset by unrealized losses due to hedge ineffectiveness.

•	Provision for credit losses of $64.5 million was recorded as of September 30, 2008 to reserve against receivables due from Lehman Brothers Special Financing Inc., which commenced a case under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008. The provision was recorded as a charge to Other income (loss) in the Statements of income.

•	Operating Expenses were $16.5 million for the current quarter, almost unchanged from the prior year quarter.

•	The FHLBNY is also assessed the operating expenses of the Office of Finance and the Federal Housing Finance Board, the predecessor to the Finance Agency. The Office of Finance is a joint office of the twelve FHLBanks and facilitates issuing and servicing the consolidated obligation debt of the FHLBanks as well as the preparation of the combined quarterly and annual financial reports of the FHLBanks. The Federal Housing Finance Agency is the regulator of the FHLBanks. The combined charges were $1.4 million for the current quarter, up from $1.2 million in the prior year quarter.

•	REFCORP assessments were $9.9 million for the current quarter, down by $11.4 million, from the prior year quarter. AHP assessments were $4.6 million for the current quarter, down by $5.1 million from the prior year quarter. Assessments are calculated on Net income before assessments and the decrease was due to lower Net income in the current quarter compared to prior year. The special loss provision against receivables from Lehman Brothers Special Financing Inc. explains the decline in Net Income. For more information about REFCORP and AHP assessments, see the section titled “Assessments”, in this Form 10-Q.

•	A cash dividend of $1.62 per share of capital stock (6.50% annualized return on capital stock) was paid in current quarter due for the second quarter of 2008, compared to a cash dividend of $1.87 per share of capital stock (7.50% annualized return on capital stock) paid in the prior year third quarter.
At September 30, 2008, the FHLBNY’s Total assets were $130.6 billion, an increase of $21.4 billion, or 19.6%, from December 31, 2007. Increase in advances borrowed by members was the principal driver. Long-term investments in mortgage-backed securities remained almost unchanged. Investment in short-term money market instruments declined slightly at September 30, 2008 from December 31, 2007.
•	Advances, including the impact of fair value basis adjustments under the hedge accounting provisions of SFAS 133, grew by 25.8% to $103.3 billion at September 30, 2008, compared to $82.1 billion at December 31, 2007. Par amounts of advances were $101.6 billion at September 30, 2008, up from $80.6 billion at December 31, 2007. Member demand for advance borrowings in the current quarter has been concentrated in the short-term advance products. Member demand for variable-rate advances did not keep pace with the overall increase in demand for fixed-rate advances.

•	Credit dislocation in the marketplace has continued to drive bond investors to acquire shorter-term debt issued by the FHLBanks, including those issued on behalf of the FHLBNY. As a result of the lukewarm investor demand, the volume of long-term debt issued has been understandably low in the current third quarter. Issuances of discount notes, which have maturities from overnight to 365 days, were at record levels at December 31, 2007 at attractive sub-LIBOR spreads. Since then, the Bank reduced issuances of discount notes, and amounts outstanding at September 30, 2008 declined to $28.7 billion, compared to $34.8 billion at December 31, 2007. The Bank has also reduced its inventories of short-term investments which are typically funded by discount notes. Discount notes and short-term bonds still remain at attractive sub-LIBOR pricing levels for the FHLBNY, although the wide spreads to LIBOR observed in the fourth quarter of 2007 have narrowed. Favorable investor demand for floating-rate consolidated obligation bonds drove pricing to attractive levels and the FHLBNY has steadily increased the use of floating-rate bonds to fund its assets.

•	Held-to-maturity securities consisting of mortgage-backed securities and state and local housing agency bonds were $10.5 billion at the current quarter end, compared to $10.3 billion at year end. In the third quarter, the Bank acquired $0.8 billion of fixed-rate GSE issued MBS that were rated triple-A.

•	Available-for-sale securities grew to $3.0 billion at September 30, 2008, up from $13.2 million at December 31, 2007. No acquisitions were made in the third quarter of 2008. The Bank acquired $3.4 billion of GSE issued variable-rate collateralized mortgage obligations (“CMOs”) in the first and second quarters of 2008, and designated these acquisitions as available-for-sale. All securities purchased were rated triple-A. CMOs are supported by agency pass-through securities. For more information about the credit quality of the Bank’s investment securities, see Investment Quality in the section of this MD&A captioned Asset Quality.

•	Investments in short-term certificates of deposit were allowed to decline at September 30, 2008 to $5.0 billion from $10.3 billion at December 31, 2007. The decline was in line with the Bank’s decision to reduce its reliance on consolidated obligation discount notes, which are short-term debt that are typically employed to fund short-term money market instruments. Federal funds sold at September 30, 2008 were principally overnight and outstanding balances grew to $6.4 billion to provide for greater liquidity, up from $4.4 billion at December 31, 2007.

•	Shareholders’ equity, the sum of Capital stock, Retained earnings, and Accumulated other comprehensive income (loss) was $5.8 billion at September 30, 2008, up by $1.0 billion from December 31, 2007. Capital stock at September 30, 2008 was $5.5 billion, up by $1.1 billion as compared to December 31, 2007. The increase in Capital stock was consistent with increases in advances borrowed by members since members are required to purchase stock as a prerequisite to membership and to hold FHLBNY stock as a percentage of advances borrowed from the FHLBNY. The Bank’s current practice is to redeem stock in excess of the amount necessary to support advance activity on a daily basis. As a result, the amount of capital stock outstanding varies in line with members’ outstanding advance borrowings. Unrestricted retained earnings was $382.2 million, down by $36.1 million from December 31, 2007.

Year-to-date 2008 Highlights
The FHLBNY reported year-to-date Net income of $214.0 million, or $4.55 per share compared with Net income of $227.1 million or $6.27 per share for the prior year period. The return on average equity was 5.68%, compared with 7.63% for the prior year period. Provision for the Lehman Brothers Special Financing Inc. matter in the third quarter of 2008 caused the decline in earnings. On an after-assessment basis, the provision reduced current year-to-date Net income by $47.4 million, or $0.97 per share of capital.
•	Reported Net interest income after the provision for credit losses on a GAAP basis, was $468.7 million for the current year period, up by $117.1 million, or 33.3% from the prior year period. On an economic basis, Net interest income for the current year-to-date period was $431.8 million because under GAAP accounting, $36.9 million of interest-rate swap expenses that would normally be reported within Net interest income was recorded as part of hedging activities as charge to Other income (loss). On a GAAP basis, Net interest spread earned was 37 basis points for the current year period, up from 30 basis points in the prior year period. On an economic basis, the Bank estimates the impact of recording swap accruals would have been to reduce interest spread by 4 basis points to 33 basis points. Return on average earning-assets was 55 basis points for the current year period, slightly down from 56 basis points from the prior year period. On an economic basis, the return on average earnings assets for the current year period would have been 51 basis points, compared to 55 basis points on a GAAP basis.

•	Reported Net realized and unrealized loss from hedging activities was a loss of $65.2 million for the current year period, compared to a gain of $13.4 million in the prior year period. The reported loss was primarily due to fair value changes of interest rate swaps and options in economic hedges. The loss from hedging activities included $36.9 million of net swap interest accrual expenses associated with swaps in economic hedges of advances and consolidated obligations.

Economic hedges — The primary economic hedges that impacted hedging losses were : (1) “Basis swaps” that synthetically converted floating rate funding based on Prime rate, Fed effective rate, or the 1-month LIBOR rate to 3-month LIBOR rate. (2) Swaps hedging balance sheet risk. (3) Interest rate caps hedging balance sheet risk. Taken together, changes in the fair values of interest rate swaps in economic hedges contributed $53.4 million to the loss; interest accrual expense associated with the derivatives in economic hedges contributed $36.9 million to the loss. The losses from economic hedges were partly offset by realized gains of $27.3 million from terminated swaps that were in economic hedges. Interest rate caps were also designated as economic hedges and fair value changes of purchased caps resulted in a recorded loss of $6.2 million.

SFAS 133 qualifying hedges — Net fair value changes for the current year period was a gain of $6.2 million, representing ineffectiveness between changes in fair values of derivatives and hedged advances and consolidated obligation bonds. The comparable ineffectiveness in the prior year period was a gain of $7.9 million.

•	Provision for credit losses of $64.5 million was recorded as of September 30, 2008 to reserve against receivables due from Lehman Brothers Special Financing Inc., which filed for bankruptcy protection. The provision was recorded as a charge to Other income (loss) in the Statements of income.

•	Operating Expenses were $49.5 million for the current year period, almost unchanged from the prior year period. The FHLBNY contribution towards the operating expenses of the Office of Finance and the Federal Housing Finance Board, predecessor to the Finance Agency, was $4.3 million for the current year period, up from $3.7 million in the prior year period.

•	REFCORP assessments were $53.5 million for the current year period, down by $3.3 million, from the prior year period. AHP assessments were $24.8 million current year period, down $1.2 million from the prior year period. Decline in Net income as a result of the special loss provision explains the decline in assessments.

•	Cash dividends of $5.67 per share of capital stock was paid current year period, compared to cash dividends of $5.48 per share of capital stock paid in the prior year period.
2008 Fourth Quarter Outlook
The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties which could cause the FHLBNY’s actual results to differ materially from those set forth in such forward-looking statements.
The financial crises in the U.S. markets and economy for over a year intensified in the third quarter of 2008, as did the global economic slowdown, resulting in sharp declines across most markets that are expected to continue into the fourth quarter of 2008. The resulting loss of confidence across global and local markets has created liquidity crises in the financial markets. In response to these circumstances, the U.S. Treasury, the Federal Reserve System and the FDIC have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks. These U.S. government initiatives through guarantees in the capital markets may have resulted in structural changes in the debt market, which in turn may have far-reaching impact on the ability of the FHLBanks to compete for funds in the financial markets. We are unable at this time to predict the final outcome of these changes.
The outlook for the fourth quarter of 2008 is also predicated on the expected slowdown in the U.S. economy, particularly the slowdown in the housing market, as well as an expectation of continued uncertainties in the financial markets. Against that backdrop, management of the Bank believes it is also difficult to predict member demand for advances, which are the primary focus of the FHLBNY’s operations and the principal factor that impacts its operating results. Earnings for the current quarter were impacted by the provision for credit losses resulting from the bankruptcy filing of Lehman Brothers Holdings Inc. and its subsidiary Lehman Brothers Special Financing Inc. The Bank expects earnings for the fourth quarter to improve compared to the current quarter.
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
The FHLBNY’s primary source of funds is the sale of consolidated obligations in the capital markets, and its ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond the FHLBNY’s control. The FHLBNY may not be able to obtain funding on acceptable terms, if at all given the extraordinary market conditions and structural changes in the debt market. If the FHLBNY cannot access funding when needed on acceptable terms, its ability to support and continue operations could be adversely affected, which could negatively affect its financial condition and results of operations. Following the announced conservatorship of Fannie Mae and Freddie Mac, market pricing of FHLBank issued debt indicates that market participants believe that obligations of the two GSEs offer lower credit risk than FHLBank debt obligations, which are generally grouped into the same GSE asset class as Fannie Mae and Freddie Mac. As a result investors are more likely to require a premium to acquire FHLBank debt relative to debt issued by Fannie Mae and Freddie Mac. The cost of the FHLBanks’ longer-term debt has also increased sharply relative to LIBOR as investors were only willing to purchase debt with very short-term maturities. To the extent the FHLBanks receive sub-optimal funding, the Bank’s member institutions may, in turn, experience higher costs for advance borrowings. To the extent the FHLBanks may not be able to issue long-term debt at economical spreads relative to the 3-month LIBOR rate, the Bank’s member institutions’ borrowing choices may also be limited.

Selected financial data are presented below

Statements of Condition	September 30,	December 31,
(dollars in millions)	2008	2007	2006	2005	2004	2003

Investments (1)	$24,862	$25,034	$20,503	$21,190	$18,363	$14,217
Advances	103,325	82,090	59,012	61,902	68,507	63,923
Mortgage loans	1,460	1,492	1,483	1,467	1,178	672
Total assets	130,629	109,245	81,703	85,014	88,439	79,230
Deposits and borrowings	2,733	1,606	2,390	2,658	2,297	2,100
Consolidated obligations	120,408	101,117	74,234	77,279	80,157	70,857
Mandatorily redeemable capital stock	143	239	110	18	127	—
AHP liability	122	119	102	91	82	93
REFCORP liability	10	24	17	14	10	—
Capital stock	5,504	4,368	3,546	3,590	3,655	3,639
Retained earnings	382	418	369	291	223	127
Equity to asset ratio (2)	4.44%	4.35%	4.79%	4.57%	4.38%	4.75%

	Three months ended		Nine months ended
Statements of Condition	September 30,		September 30,		Year ended December 31,
Averages (dollars in millions)	2008	2007	2008	2007	2007	2006	2005	2004	2003

Investments (1)	$25,192	$23,120	$24,319	$21,307	$22,230	$19,490	$19,944	$17,642	$19,833
Advances	93,246	64,682	88,040	61,159	65,454	64,658	63,446	65,289	70,943
Mortgage loans	1,454	1,516	1,466	1,502	1,502	1,471	1,360	928	527
Total assets	120,599	90,099	114,537	84,741	89,961	86,319	85,254	84,344	92,747
Interest-bearing deposits and other borrowings	1,673	2,654	2,045	2,470	2,286	1,773	2,112	1,968	2,952
Consolidated obligations	111,452	82,090	104,937	77,167	82,233	79,314	77,629	76,105	81,818
Mandatorily redeemable capital stock	154	149	174	114	146	51	56	238	—
AHP liability	123	109	122	105	108	95	84	83	105
REFCORP liability	8	11	10	10	10	9	7	4	2
Capital stock	5,046	3,735	4,701	3,622	3,771	3,737	3,604	3,554	4,082
Retained earnings	388	365	391	356	362	314	251	159	193

Operating Results and other Data	Three months ended		Nine months ended
(dollars in millions)	September 30,		September 30,		Year ended December 31,
(except earnings and dividends per share)	2008	2007	2008	2007	2007	2006	2005	2004	2003

Net interest income (3)	$158	$126	$469	$352	$499	$470	$395	$268	$299
Net income	40	85	214	227	323	285	230	161	46
Dividends paid in cash	76	67	250	198	273	208	162	66	164
AHP expense	5	10	25	26	37	32	26	19	5
REFCORP expense	10	21	53	57	81	71	58	40	11
Return on average equity* (4)	2.95%	8.34%	5.68%	7.63%	7.85%	7.04%	5.97%	4.34%	1.08%
Return on average assets*	0.13%	0.38%	0.25%	0.36%	0.36%	0.33%	0.27%	0.19%	0.05%
Operating expenses	$17	$17	$49	$49	$67	$63	$59	$51	$48
Operating expenses ratio* (5)	0.05%	0.08%	0.06%	0.08%	0.07%	0.07%	0.07%	0.06%	0.05%
Earnings per share	$0.79	$2.28	$4.55	$6.27	$8.57	$7.63	$6.36	$4.55	$1.12
Dividend per share	$1.62	$1.87	$5.67	$5.48	$7.51	$5.59	$4.50	$1.83	$3.97
Headcount (Full/part time)	251	240	251	240	246	232	221	210	206

(1)	Investments include held-to-maturity securities, available for-sale securities, Federal funds, and loans to other FHLBanks.

(2)	Equity to asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.

(3)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(4)	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average accumulated other comprehensive income (loss).

(5)	Operating expenses as a percentage of total average assets.

*	Annualized.

Results of Operations
The following section provides a comparative discussion of the FHLBNY’s results of operations for the third quarters of 2008 and 2007. For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Note 1 — Accounting Changes, Significant Accounting Policies and Estimates, and Recently issued Accounting Standards in this Form 10-Q, and Note 1 — Summary of Significant Accounting Policies in the Bank’s most recently filed Form 10-K dated March 28, 2008.
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

The following tables summarize key changes in the components of Net interest income (dollar amounts in thousands):

	Three months ended
	September 30,
			Dollar	Percentage
	2008	2007	Variance	Variance
Interest income
Advances	$678,896	$885,601	$(206,705)	(23.34)%
Interest-bearing deposits	3,240	410	2,830	690.24
Federal funds sold	21,316	58,446	(37,130)	(63.53)
Available-for-sale securities	24,441	—	24,441	N/A
Held-to-maturity securities
Long-term securities	138,412	150,405	(11,993)	(7.97)
Certificates of deposit	51,287	106,943	(55,656)	(52.04)
Mortgage loans held-for-portfolio	19,316	20,117	(801)	(3.98)
Loans to other FHLBanks and other	30	2	28	1400.00

Total interest income	936,938	1,221,924	(284,986)	(23.32)

Interest expense
Consolidated obligations-bonds	628,394	849,407	(221,013)	(26.02)
Consolidated obligations-discount notes	141,309	210,701	(69,392)	(32.93)
Deposits	7,370	31,913	(24,543)	(76.91)
Mandatorily redeemable capital stock	1,950	2,823	(873)	(30.93)
Cash collateral held and other borrowings	242	1,058	(816)	(77.13)

Total interest expense	779,265	1,095,902	(316,637)	(28.89)

Net interest income before provisions for credit losses	$157,673	$126,022	$31,651	25.12%

	Nine months ended
	September 30,
			Dollar	Percentage
	2008	2007	Variance	Variance
Interest income
Advances	$2,211,823	$2,470,060	$(258,237)	(10.46)%
Interest-bearing deposits	17,086	411	16,675	4057.18
Federal funds sold	69,921	145,261	(75,340)	(51.87)
Available-for-sale securities	57,016	—	57,016	N/A
Held-to-maturity securities
Long-term securities	396,660	453,023	(56,363)	(12.44)
Certificates of deposit	212,525	271,592	(59,067)	(21.75)
Mortgage loans held-for-portfolio	58,348	59,350	(1,002)	(1.69)
Loans to other FHLBanks and other	33	7	26	371.43

Total interest income	3,023,412	3,399,704	(376,292)	(11.07)

Interest expense
Consolidated obligations-bonds	1,952,228	2,397,254	(445,026)	(18.56)
Consolidated obligations-discount notes	559,153	553,137	6,016	1.09
Deposits	33,235	87,280	(54,045)	(61.92)
Mandatorily redeemable capital stock	8,884	6,604	2,280	34.53
Cash collateral held and other borrowings	982	3,863	(2,881)	(74.58)

Total interest expense	2,554,482	3,048,138	(493,656)	(16.20)

Net interest income before provisions for credit losses	$468,930	$351,566	$117,364	33.38%

The table below summarizes interest income earned from advances and the impact of interest rate derivatives1 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$850,236	$793,230	$2,551,947	$2,205,082
Net interest adjustment from interest rate swaps	(171,340)	92,371	(340,124)	264,978

Total Advance interest income reported	$678,896	$885,601	$2,211,823	$2,470,060

The table below summarizes interest expense paid on consolidated obligation bonds and the impact of interest rate swaps1 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Consolidated bonds-Interest expense
Gross interest expense before adjustment for interest rate swaps	$(747,014)	$(804,609)	$(2,240,456)	$(2,255,355)
Net interest adjustment for interest rate swaps	118,620	(44,798)	288,228	(141,899)

Total Consolidated bonds-interest expense reported	$(628,394)	$(849,407)	$(1,952,228)	$(2,397,254)

[1]	Derivatives in SFAS 133 qualifying hedges

Spread/Yield Analysis:
The following table summarizes the Bank’s Net interest income and net interest yield. The table provides an attribution of changes in rates and volumes of the FHLBNY’s interest-earning assets and interest bearing liabilities for the third quarter of 2008 and 2007.

	Three months ended
	September 30, 2008			September 30, 2007
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$93,245,965	$678,896	2.90%	$64,681,811	$885,601	5.43%
Certificates of deposit and others	7,759,515	54,527	2.80	7,845,983	107,355	5.43
Federal funds sold	3,911,620	21,316	2.17	4,418,147	58,446	5.25
Investments	13,548,202	162,853	4.78	10,852,391	150,405	5.50
Mortgage and other loans	1,464,801	19,346	5.25	1,516,304	20,117	5.26

Total interest-earning assets	$119,930,103	$936,938	3.11%	$89,314,636	$1,221,924	5.43%

Funded By:
Consolidated obligations-bonds	$86,739,278	$628,394	2.88	$65,632,663	$849,407	5.13
Consolidated obligations-discount notes	24,712,661	141,309	2.27	16,457,601	210,701	5.08
Interest-bearing deposits and other borrowings	1,672,191	7,612	1.81	2,654,073	32,971	4.93
Mandatorily redeemable capital stock	153,827	1,950	5.04	149,460	2,823	7.49

Total interest-bearing liabilities	113,277,957	779,265	2.74%	84,893,797	1,095,902	5.12%

Capital and other non-interest- bearing funds	6,652,146	—		4,420,839	—

Total Funding	$119,930,103	$779,265		$89,314,636	$1,095,902

Net Interest Income/Spread		$157,673	0.37%		$126,022	0.31%

Net Interest Margin
(Net interest income/Earning Assets)			0.52%			0.56%

The following table summarizes the Bank’s Net interest income and net interest yield. The table provides an attribution of changes in rates and volumes of the FHLBNY’s interest-earning assets and interest bearing liabilities for the nine months ended September 30, 2008 and 2007.

	Nine months ended
	September 30, 2008			September 30, 2007
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$88,040,082	$2,211,823	3.36%	$61,158,823	$2,470,060	5.40%
Certificates of deposit and others	8,668,826	229,611	3.54	6,750,865	272,008	5.39
Federal funds sold	3,475,434	69,921	2.69	3,669,547	145,261	5.29
Investments	12,191,208	453,676	4.97	10,885,110	453,023	5.56
Mortgage and other loans	1,470,088	58,381	5.30	1,501,881	59,352	5.28

Total interest-earning assets	$113,845,638	$3,023,412	3.55%	$83,966,226	$3,399,704	5.41%

Funded By:
Consolidated obligations-bonds	$78,654,860	$1,952,228	3.32	$62,865,728	$2,397,254	5.10
Consolidated obligations-discount notes	26,281,678	559,153	2.84	14,301,400	553,137	5.17
Interest-bearing deposits and other borrowings	2,044,758	34,217	2.24	2,469,788	91,143	4.93
Mandatorily redeemable capital stock	174,156	8,884	6.81	113,857	6,604	7.75

Total interest-bearing liabilities	107,155,452	2,554,482	3.18%	79,750,773	3,048,138	5.11%

Capital and other non-interest- bearing funds	6,690,186	—		4,215,453	—

Total Funding	$113,845,638	$2,554,482		$83,966,226	$3,048,138

Net Interest Income/Spread		$468,930	0.37%		$351,566	0.30%

Net Interest Margin
(Net interest income/Earning Assets)			0.55%			0.56%

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
Interest spread and yield analysis
Net interest spread — Reported Net interest spread earned on a GAAP basis was 37 basis points in the current quarter, up from 31 basis points in the prior year quarter. Net interest spread is the difference between yields on interest-earning assets and stockholders’ equity and yields paid on interest-bearing liabilities. See discussions below describing the impact on Net interest spread and Net interest margin because of the designation of swaps as economic hedges. Net interest margin, which is the annualized net interest income as a percentage of average earning assets, was 52 basis points in the third quarter of 2008, slightly down from 56 basis points from the prior year quarter. On a year-to-date basis, net interest spread was 37 basis points in the current year period, up from 30 basis points in the prior year period.

The Bank makes extensive use of interest-rate swaps to restructure interest rates on fixed-rate advances and fixed-rate bonds to 3-month LIBOR rates. Generally, the FHLBNY executes the swaps in a SFAS 133 qualifying hedge to mitigate the fair-value risk of fixed-rate bonds and advances. The FHLBNY also uses swaps to exchange the interest rate basis of debt issued with coupons indexed to the Prime rate, Federal funds effective rate or 1-month LIBOR rate, to a 3-month LIBOR basis, an index that is more attractive to the FHLBNY. Basis swaps are designated as economic hedges.
Swaps are generally designated in SFAS 133 qualifying hedges, rather than as economic hedges. The FHLBNY typically executes interest-rate swaps to hedge fixed-rate advances and bonds under SFAS 133 qualifying hedges. Fair value changes of the swap offset the fair value changes of the hedged bond or the hedged advance to the extent the hedge is effective. Ineffectiveness in a SFAS 133 qualifying hedge is recorded in Other income (loss) as Net realized and unrealized gains and losses from hedging activities and is a potential source of earnings volatility to the extent of the ineffectiveness. Interest accrual of the swaps that hedge advances are recorded together with the interest income from advances. Interest accruals of the swaps that hedge bonds are recorded with the interest expense on the bonds.
When swaps and derivatives do not qualify under SFAS 133 hedging rules or if they are subsequently disqualified, changes in fair values are recorded also in Other income (loss) as Net realized and unrealized gains and losses from hedging activities, and often referred to as a “one-sided mark” without the offset changes in fair values of the advance or bond. Interest accruals from the swaps that do not qualify for hedge accounting under SFAS 133 may not be recorded with the interest income from advances or interest expense on bonds. Interest accruals from swaps not qualifying for hedge accounting are recorded as derivative gains or losses in Other income (loss) as Net realized and unrealized gains and losses from hedging activities.
In the current year-to-date period ending September 30, 2008, the Bank issued significant amounts of floating-rate debt with coupons that were indexed to Prime rate, Federal funds rate, or the 1-month LIBOR rate. Simultaneous with the issuance of these bonds, the Bank executed interest-rate basis swaps that synthetically converted the debt coupons to 3-month LIBOR. In an interest-rate exchange of a basis swap, the FHLBNY and the swap counterparty exchange cash flows from one floating-rate index to another floating-rate index. The basis swaps are designated as economic hedges of the floating-rate debt. Consistent with hedge accounting rules, interest accrual expenses for the swaps designated as an economic hedge (not designated in an SFAS 133 qualifying hedge) were recorded in Other income (loss) as losses from hedging activities.
On the economic basis, the accrual expenses from the basis swaps would have been considered an expense to Net interest income. Net interest spread for the current quarter would have been 30 basis points or about 7 basis points down from reported spread of 37 basis points on a GAAP basis. On a year-to-date basis, the impact of recording the swap accrual expense in Net interest income would be to lower the interest spread by 4 basis points to 33 basis points, compared to 37 basis points on a GAAP basis.
Earnings from member capital — The FHLBNY earns income from investing its members’ capital to fund interest-earning assets. Member capital increased in the first three quarters of 2008 associated with the surge in advances borrowed by members. As a result, deployed capital, which is capital stock, retained earnings and net non-interest bearing liabilities, grew and provided the FHLBNY with a significant source of income even in a lower interest rate environment in the current quarter. An average $6.7 billion in deployed capital in the current quarter earned a yield of 3.11%, the annualized yield on aggregate interest-earning assets in the current quarter. In contrast, in the prior year quarter, the Bank’s average deployed capital was $4.4 billion, significantly lower than the average in the current year quarter, but earned a higher yield of 5.43%. Based on an assumption that deployed capital was invested to earn 3.11%, the annualized yield on aggregate earning assets in the current quarter and 5.43% in the prior year quarter, the Bank would have earned $51.7 million from deployed capital in the current quarter, down from $60.0 million in the prior year period. Typically, the Bank earns relatively greater income in a higher interest rate environment on a given amount of average deployed capital.

Rate and Volume Analysis
The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the FHLBNY’s interest income and interest expense (in thousands):

	Three months ended
	September 30, 2008 vs. September 30, 2007
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$390,022	$(596,727)	$(206,705)
Certificates of deposit and others	(1,180)	(51,646)	(52,826)
Federal funds sold	(6,682)	(30,448)	(37,130)
Investments	37,259	(24,811)	12,448
Mortgage loans and other loans	(681)	(92)	(773)

Total interest income	418,738	(703,724)	(284,986)

Interest Expense
Consolidated obligations-bonds	272,412	(493,425)	(221,013)
Consolidated obligations-discount notes	105,398	(174,790)	(69,392)
Deposits and borrowings	(12,165)	(13,194)	(25,359)
Mandatorily redeemable capital stock	82	(955)	(873)

Total interest expense	365,727	(682,364)	(316,637)

Changes in Net Interest Income	$53,011	$(21,360)	$31,651

	Nine months ended
	September 30, 2008 vs. September 30, 2007
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$1,086,670	$(1,344,907)	$(258,237)
Certificates of deposit and others	77,351	(119,743)	(42,392)
Federal funds sold	(7,691)	(67,649)	(75,340)
Investments	54,408	(53,755)	653
Mortgage loans and other loans	(1,258)	282	(976)

Total interest income	1,209,480	(1,585,772)	(376,292)

Interest Expense
Consolidated obligations-bonds	602,641	(1,047,667)	(445,026)
Consolidated obligations-discount notes	463,789	(457,773)	6,016
Deposits and borrowings	(15,699)	(41,227)	(56,926)
Mandatorily redeemable capital stock	3,500	(1,220)	2,280

Total interest expense	1,054,231	(1,547,887)	(493,656)

Changes in Net Interest Income	$155,249	$(37,885)	$117,364

Non-Interest Income (Loss)
The following table summarizes Non-interest income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Other income (loss):
Service fees	$934	$865	$2,422	$2,526
Instruments held at fair value	3,582	—	3,582	—
Net realized and unrealized gain (loss) on derivatives and hedging activities	(25,515)	7,882	(65,196)	13,444
Net realized gain from sale of available-for-sale and held-to-maturity securities	—	—	1,058	—
Provision for derivative counterparty credit losses	(64,523)	—	(64,523)	—
Extinguishment of debt and other	92	(741)	(42)	(4,510)

Total other income (loss)	$(85,430)	$8,006	$(122,699)	$11,460

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
Net interest accruals of derivatives designated in a SFAS 133 qualifying fair value or cash flow hedges are recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities. Net interest accruals of derivatives that do not qualify for hedge accounting under SFAS 133 are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities, without the offsetting fair value gain or loss on the economically hedged asset or liability.
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

Net realized and unrealized gains and losses from SFAS 133 qualifying hedging activities are typically determined by changes in the benchmark interest rate (designated as LIBOR by the FHLBNY) and the degree of ineffectiveness of hedging relationships between the change in the fair value of derivatives and the change in the fair value of the hedged assets and liabilities attributable to changes in benchmark interest rate. Typically, such gains and losses represent hedge ineffectiveness between changes in the fair value of the hedged item and changes in the fair value of the derivative. The net contractual interest accruals on interest rate swaps considered as not qualifying for hedge accounting under the provisions of SFAS 133 and interest received from in-the-money options are also recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
Redemption of financial instruments — The Bank retires debt principally to reduce future debt costs when the associated asset is either prepaid or terminated early. Typically, debt retirement is associated with the prepayment of advances and commercial mortgage-backed securities for which the Bank may receive prepayment fees. When assets are prepaid ahead of their expected or contractual maturities, the Bank also attempts to extinguish debt in order to re-align asset and liability cash flow patterns. No debt was retired or transferred in 2008. In the nine months ended September 30, 2007, the Bank retired $487.0 million of consolidated obligation debt at a loss of $4.6 million.
In the second quarter of 2008 the Bank was asked to redeem two housing finance agency bonds in the Bank’s held-to-maturity portfolio at a premium that resulted in a gain of $1.1 million. The sales were considered “in-substance maturities” in accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”
Earnings impact of derivatives and hedging activities
Net realized and unrealized gain (loss) from derivatives and hedging activities — The FHLBNY reported the following net gains (losses) from derivatives and hedging activities (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007 [2]	2008	2007 [2]
Earnings impact of derivatives and hedging activities gain (loss):
SFAS 133 Hedging
Cash flow hedge-ineffectiveness	$—	$—	$(9)	$—
Fair value hedges-ineffectiveness	11,863	1,936	6,240	7,873
Economic Hedging
Economic hedges-fair value changes-options	(8,204)	(627)	(6,152)	(1,986)
Net interest accruals-options	(19)	945	99	2,784
Economic hedges-fair value changes-MPF delivery commitments	141	11	17	(186)
Fair value changes-economic hedges [1]	(26,180)	5,094	(46,108)	3,485
Net interest accruals-economic hedges [1]	(20,743)	523	(36,910)	1,474
Macro hedge-swaps	19,983	—	19,983	—
Fair value matched to hedge liabilities designated under SFAS 159
Fair value changes-interest rate swaps	(2,356)	—	(2,356)	—

Net impact on derivatives and hedging activities	$(25,515)	$7,882	$(65,196)	$13,444

[1]	Includes de minimis amount of net gains on member intermediated swaps.

[2]	Prior period presentation has been conformed to match current period presentation and had no impact on the Net gains (losses) on derivatives and hedging activities
Interest accruals associated with SFAS 133 qualifying hedges are allocated to and recorded within their hedge category to more precisely match gains and losses from hedging activities. Interest accruals associated with economic hedges are recorded as a Net realized and unrealized gain (loss) from derivatives and hedging activities as disclosed in the table above.

SFAS 133 qualifying hedges — At September 30, 2008, the notional amounts of interest-rate swaps in SFAS 133 qualifying hedging relationships totaled $85.1 billion and were designated as hedges of fixed-rate advances and consolidated obligation bonds. Recorded gains of $11.9 million and $6.2 million for the current year quarter and current year period to September 30, 2008 resulted primarily from the de-designation of hedged advances and bonds and the recognition of fair value basis adjustments. The gains are unrealized and will be amortized as a charge to earnings over future periods. The gains were partly offset by unrealized losses resulting from hedge ineffectiveness between changes in the fair value of the hedged item and changes in the fair value of the derivative. In the current year quarter, the Bank replaced a significant number of swaps that had been executed with Lehman Brothers Special Financing Inc. The swaps had been accounted for under the provisions of SFAS 133 in “short-cut” hedging relationship. Upon replacement, the hedges were de-designated and contemporaneously re-designated in “long-haul” hedges and resulted in additional ineffectiveness at September 30, 2008. The Bank computed the valuation changes from “short-cut” to “long-haul” at the hedge re-designation dates and the amounts will be amortized over future periods.
Economic hedges — In 2008, the Bank issued $10.6 billion in floating-rate bonds indexed with a spread to 1-month LIBOR and $14.4 billion indexed with spreads to the Prime and the Federal funds effective rates. Simultaneous with the issuance of the debt, the Bank executed interest-rate basis swaps that required the swap counterparties to pay to the FHLBNY, on the receive-leg of the swap, interest cash flows that matched the Bank’s interest payment obligations to investors on the debt – spreads to Prime, Federal funds effective rate and 1-month LIBOR. In exchange the Bank was required to pay the swap counterparty a spread to the 3-month LIBOR index on the pay-leg of the swap. This exchange of cash flows made the Bank indifferent to changes in the relationship between the 3-month LIBOR and the non-LIBOR indices from an economic perspective. Because, the Bank designated the basis swaps as economic hedges, the fair value changes of the swaps in relationship to 3-month LIBOR were “marked-to-market” without the benefit of offsetting changes in the fair values of the floating debt.
In the current interest-rate environment, the historical relationships between 3-month LIBOR and the 1-month LIBOR rate, the Prime rate and the Federal funds effective rates have been extraordinarily volatile. The historical spreads have narrowed causing the forward basis spreads to arrow as well resulting in unrealized fair value losses. Fair values in an unrealized loss will be recaptured as the swaps are typically held to maturity. These factors explain the recorded fair value losses from economic hedges of $26.2 million and $46.1 million for the third quarter of 2008 and the current year-to-date period. However, interest accruals on the swaps have an economic impact since they result in exchanges of cash payments or receipts.
Under GAAP, interest accruals associated with economic hedges are also recorded in Other income (loss) as Net Realized and unrealized gains and losses from hedging activities. This resulted in additional losses of $20.7 million and $36.9 million for the third quarter of 2008 and the current year-to-date period from all economic interest-rate swap hedges, including the basis swaps.
The Bank terminated certain swaps in the third quarter that had been designated as economic hedges of the balance sheet when the hedges were no longer necessary to meet hedge objectives. The terminations resulted in realized gains of $27.3 million. Notional amounts of $2.1 billion in economic balance sheet hedges had not been terminated and remained outstanding at September 30, 2008 and changes in the fair values of the swaps resulted in the recording of $7.3 million in unrealized losses in the current year quarter.
In the second quarter the Bank had purchased $1.9 billion of interest-rate caps with final maturities in 2018 and strikes ranging from 6.50% to 6.75% indexed mainly to 1-month LIBOR. The caps were purchased at a cost $46.9 million. Fair value changes of $8.2 million and $6.2 million for the current year third quarter year-to-date period were consistent with a changes in fair values of the caps in a declining interest rate environment.

The Bank executed $589.0 million in notional amounts of interest rate swaps to offset the fair value volatility of consolidated obligation bonds elected under SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities”, and the swaps were considered to be economic hedges, with $2.4 million in changes in fair values recorded as unrealized losses in the current quarter income.
Derivative gains and losses reclassified from Accumulated other comprehensive income (loss) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from Accumulated other comprehensive income (loss) in the Statements of condition (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Accumulated other comprehensive income/(loss) from cash flow hedges
Beginning of period	$(33,698)	$(4,081)	$(30,215)	$(4,763)
Net hedging transactions	61	(9,041)	(6,100)	(7,988)
Reclassified into earnings	1,667	(236)	4,345	(607)

End of period	$(31,970)	$(13,358)	$(31,970)	$(13,358)

Cash Flow Hedges
There were no material amounts for the third quarter of 2008 or 2007 that were reclassified from Accumulated other comprehensive income (loss) into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. Over the next twelve months, it is expected that $7.5 million of net losses recorded in Accumulated other comprehensive income (loss) at September 30, 2008, will be recognized as charges against earnings.

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
The following table sets forth the principal components of Other expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Other expenses:
Operating	$16,549	$16,518	$49,489	$49,442
Finance Agency and Office of Finance	1,350	1,209	4,268	3,721

Total other expenses	$17,899	$17,727	$53,757	$53,163

Operating Expenses
The following table summarizes the major categories of operating expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Salaries and employee benefits	$11,134	$11,759	$33,515	$32,894
Temporary workers	115	83	220	242
Occupancy	1,092	963	3,097	2,921
Depreciation and leasehold amortization	1,217	1,171	3,575	3,287
Computer service agreements and contractual services	945	991	3,162	3,642
Professional and legal fees	642	206	1,604	2,358
Other	1,404	1,345	4,316	4,098

Total operating expenses	$16,549	$16,518	$49,489	$49,442

Financial Condition: Assets, Liabilities, Capital, Commitments and Contingencies
The following table presents summarized balance sheet information (in thousands):

	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$471,174	$7,909
Federal funds sold	6,412,000	4,381,000
Available-for-sale securities	2,964,247	13,187
Held-to-maturity securities
Long-term securities	10,469,640	10,284,754
Certificates of deposit	5,016,000	10,300,200
Advances	103,325,214	82,089,667
Mortgage loans held-for-portfolio	1,460,499	1,491,628
Loans to other FHLBanks	—	55,000
Accrued interest receivable	451,452	562,323
Premises, software, and equipment	13,456	13,154
Derivative assets	31,856	28,978
All other assets	13,685	17,091

Total assets	$130,629,223	$109,244,891

Liabilities
Deposits
Interest-bearing demand	$2,400,629	$1,586,039
Non-interest bearing demand	2,028	2,596
Term	330,700	16,900

Total deposits	2,733,357	1,605,535

Consolidated obligations
Bonds	91,730,654	66,325,817
Discount notes	28,677,570	34,791,570

Total consolidated obligations	120,408,224	101,117,387

Mandatorily redeemable capital stock	143,498	238,596

Accrued interest payable	650,992	655,870
Affordable Housing Program	122,375	119,052
Payable to REFCORP	9,904	23,998
Derivative liabilities	700,551	673,342
Other liabilities	55,653	60,520

Total liabilities	124,824,554	104,494,300

Capital	5,804,669	4,750,591

Total liabilities and capital	$130,629,223	$109,244,891

Balance sheet overview
At September 30, 2008, the Bank’s Total assets were $130.6 billion, an increase of $21.4 billion from December 31, 2007. Continued growth in member demand for advances was the principal factor. Advances grew by $21.2 billion from December 31, 2007 to $103.3 billion at September 30, 2008. The Bank’s balance sheet management strategy has been to keep balance sheet growth in line with the growth in member demand for advances. The Bank reduced its investments in certificates of deposits; acquired GSE issued variable-rate triple-A rated collateralized mortgage obligations (“CMO”) and designated the securities as available-for-sale. The Bank limited its acquisitions of held-to-maturity mortgage-backed securities to GSE issued triple-A rated securities, keeping acquisitions a little ahead of paydowns.
Increase in outstanding balances in Federal funds sold at September 30, 2008 primarily represented overnight trades to increase liquidity.

Shareholder capital stock has grown in parallel with the demand for advances. The Bank’s policy continues to be to charge members for capital stock for advances borrowed and to redeem capital stock in excess of stock required to support stock collateral requirements.
In the third quarter of 2008 FHLBank funding costs associated with issuing long-maturity senior debt, compared to three-month LIBOR on a swapped cash flow basis, have risen sharply relative to short-term debt. Investors have continued to be reluctant to invest in longer-term obligations of the GSEs. In contrast, investor demand for short-term FHLBank issued bonds and discount notes has remained strong.
The FHLBNY reduced its reliance on using discount notes during 2008 as a funding vehicle, and opted to issue floating-rate bonds to replace maturing discount notes and fixed-rate bonds or fixed-rate bonds that were called at their pre-determined exercise dates.
Advances
The FHLBNY’s primary business is making collateralized loans to members, known as “advances”.
Reported book value of advances was $103.3 billion at September 30, 2008, up from $82.1 billion at December 31, 2007. Par amount of advances outstanding was $101.6 billion at September 30, 2008 compared to $80.6 billion at December 31, 2007. Reported book values include fair value basis adjustments under the hedge accounting provisions of SFAS 133.
The Bank has continued to meet member demand for liquidity and has demonstrated a willingness to be a reliable provider of funds to its members at prices that are attractive to members of the cooperative. The FHLBNY’s ability to be a source of liquidity for its membership is dependent on the Bank’s ability to raise funding in the financial markets through the issuance of consolidated obligation bonds and discount notes. Traditionally, the Bank has been able to meet member’s demand for both short-term and long-term advance borrowings at pricing that is reasonable. The current environment for the issuance of long-term debt has been severely constrained, resulting in curtailed offering of long-term advances to members.
To the extent the FHLBanks receive sub-optimal funding, member institutions may, in turn, experience higher costs for advance borrowings. To the extent the FHLBanks may not be able to issue long-term debt at economical spreads relative to LIBOR, member institutions borrowing choices may also be limited. On a positive note, the credit quality of the short-term FHLBank debt continues to attract investors in local and global market places and the FHLBanks have been able to issue short-term debt at competitive pricing.
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
Members may choose to prepay advances based on their expectations of interest rate changes and demand for liquidity, and, as a result, may incur prepayment fees. Demand for advances may also be influenced by the dividend payout to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership and activity based stock. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by out-of-district members or a non-member, they no longer qualify for membership in the FHLBNY and the Bank can not offer renewals or additional advances to non-members. Subsequent to the merger, maturing advances can not be replaced, which has an immediate impact on short-term and overnight lending.

Advances — By type
The following table summarizes advances by product types (dollars in thousands):

	September 30, 2008		December 31, 2007
		Percentage		Percentage
	Amounts	of total	Amounts	of total
Adjustable Rate Credit — ARCs	$19,591,650	19.28%	$19,812,544	24.58%
Fixed Rate Advances	67,655,022	66.59	53,411,674	66.27
Short-Term Advances	11,193,803	11.02	4,590,805	5.70
Mortgage Matched Advances	734,467	0.72	690,058	0.86
Overnight Line of Credit (OLOC) Advances	1,660,100	1.63	1,767,080	2.19
All other categories	765,996	0.76	319,893	0.40

Total par value of advances	101,601,038	100.00%	80,592,054	100.00%

Discount on AHP Advances	(351)		(417)
SFAS 133 hedging adjustments	1,724,527		1,498,030

Total	$103,325,214		$82,089,667

Advance growth was concentrated among short- and medium-term fixed-rate advances and primarily those with put options. In the current interest rate environment, borrowing members preferred the relative pricing advantage of borrowing fixed-rate funds with slightly shorter maturities. Member demand for variable-rate advances (ARC Advances and OLOC Advances) have not kept pace with the overall increase in demand for advances.
Member demand for advance products
Adjustable Rate Advances (ARC Advances) — Demand for ARC advances has fluctuated during 2008. Outstanding balances had declined to $18.0 billion in the first quarter, increased to $20.9 billion in the second quarter, then declined to $19.6 billion at September 30, 2008. Generally, the FHLBNY’s larger members have been the more significant borrowers of ARCs.
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
Fixed-rate Advances — Demand for Fixed-rate advances has been consistently strong during 2008. In the first quarter of 2008, outstanding amounts grew by $6.3 billion from the previous year-end; demand continued in the second quarter at a steadier pace and outstanding balance grew by $1.9 billion from the first quarter. In the third quarter, strong demand for short-term fixed-rate advances collateralized by securities increased outstanding borrowed amounts to a high of $67.7 billion at September 30, 2008. A significant component of Fixed-rate advances is putable advances, also referred to as “Convertible Advances”. Outstanding amounts of putable advances grew from $38.8 billion at December 31, 2007 to $42.6 billion in the first quarter; increased to $43.6 billion in the second quarter, although balances have remained almost unchanged at September 30, 2008 compared to December 31, 2007. Outstanding balances may fluctuate because of the put feature which allows the FHLBNY to exercise its right to “terminate” the putable advance at pre-determined dates or a series of dates. Historically, Fixed-rate, putable advances have been competitively priced relative to fixed-rate “bullet” advances because of the “put” feature that the Bank purchases from the member, driving down the coupon on the advance. In the present interest rate environment that advantage is not significant because of constraints in term-funding that has also narrowed the price advantage of putable advances.

Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from 2 days to 30 years. Fixed-rate advances, comprising putable and non-putable advances were the largest category of advances at September 30, 2008 and December 31, 2007
Short-term Advances — Demand for Short-term fixed-rate advances grew significantly in the third quarter primarily because of the FHLBNY’s ability to offer short-term advances at competitive pricing relative to longer-term advances. In the third quarter of 2008 FHLBank funding costs associated with issuing long-maturity senior debt, compared to three-month LIBOR on a swapped cash flow basis, have risen sharply relative to short-term debt. Investors have continued to be reluctant to invest in longer-term obligations of the GSEs. In contrast, investor demand for short-term FHLBank issued bonds and discount notes has remained strong.
Outstanding balances were $4.6 billion at December 31, 2007. Demand declined in the first quarter to $3.5 billion, was up slightly to $3.7 billion in the second quarter, and grew rapidly to $11.2 billion at September 30, 2008.
Overnight Line of Credit (“OLOC Advances”) — Demand has fluctuated during 2008. Outstanding balances had fallen to $589.8 million at March 31, 2008 from $1.8 billion at December 31, 2007, and grew in the second quarter to $1.8 billion as members preferred to stay short with their borrowings in the face of uncertainties with the Federal Reserve rate actions. Outstanding balances have remained steady since the second quarter and declined slightly to $1.7 billion at September 30, 2008.
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
In the first quarter of 2008, three members were acquired by non-members. Two were considered to have significant borrowing potential had the merger not occurred. In the second quarter, one member was acquired by a non-member but the member’s outstanding borrowed amounts or borrowing potential were not significant. There was no loss of members in the third quarter. In the nine months ended September 30, 2007, 5 members became non-members.
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

In the nine months of 2008, member initiated prepayments totaled $3.8 billion in par amount of advances, including $25.0 million in the current quarter. In the first nine months of 2007, prepayments totaled $1.1 billion in par amounts of advances. The Bank recorded net prepayment fees of $20.0 million as income for the nine months ended September 30, 2008, compared to $4.3 million in the comparable period in 2007. Prepayment fees were de minimis in the third quarter of 2008 and $1.7 million in the prior year period.
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
The Bank primarily hedges putable or convertible advances and certain non-callable fixed-rate advances. At September 30, 2008, the Bank had hedged $53.9 billion of advances, compared to $47.0 billion at December 31, 2007, and the increase primarily reflects the growth of putable advances in the earlier quarters of 2008 that qualified for hedge accounting under SFAS 133.
Derivative transactions are employed to hedge fixed-rate advances in the following manner and to achieve the following objectives:
The FHLBNY:
•	makes extensive use of the derivatives to restructure interest rates on fixed-rate advances, both putable or convertible and non-putable (“bullet”), to better match the FHLBNY’s cash flows, to enhance yields and to manage risk from a changing market environment.

•	converts, at the time of issuance, certain simple fixed-rate bullet and putable fixed-rate advances into synthetic floating-rate advances by the simultaneous execution of interest rate swaps that convert the cash flows of the fixed-rate advances to conventional adjustable rate instruments tied to an index, typically 3-month LIBOR.

•	uses derivatives to manage the risks arising from changing market prices and volatility of fixed coupon advances by matching the cash flows of the advance to the cash flows of the derivative, and making the FHLBNY indifferent to changes in market conditions. Putable advances are typically hedged by an offsetting derivative with a mirror-image call option with identical terms.

•	adjusts the reported carrying value of hedged fixed-rate advances for changes in their fair value that are attributable to the risk being hedged in accordance with hedge accounting rules under SFAS 133. Amounts reported for advances in the Statements of condition include fair value hedge basis adjustments.

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
Hedge volume — At September 30, 2008 and December 31, 2007, almost all putable fixed-rate advances were hedged by interest rate swaps in SFAS 133 qualifying hedge relationships, which effectively converted the fixed-rate exposure of the advances to a variable-rate exposure, generally indexed to 3-month LIBOR. The Bank’s putable advance contains a put option purchased by the Bank from the member. Under the terms of the put option, the Bank has the right to terminate the advance at agreed upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then prevailing market rates and at the then existing terms and conditions. When the FHLBNY puts the fixed-rate advance and if the member borrows to replace the fixed-rate advance, the FHLBNY effectively converts the advance from fixed-rate to floating-rate.
In addition, certain LIBOR-indexed advances have “capped” coupons. These caps are offset by purchased options (caps) with mirror-image terms. Fair value changes of caps due to changes in the benchmark rate and option volatilities are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. Notional amounts of purchased interest rate “caps” at September 30, 2008 and December 31, 2007 were $0.9 billion and $1.2 billion, and were designated as economic hedges of “caps” embedded in the variable-rate advances borrowed by members.
Fair value basis adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the Statements of condition were associated with hedging activities under the provisions of SFAS 133.
Reported book value at September 30, 2008 included net unrealized gains of $1.7 billion compared to $1.5 billion at December 31, 2007 and represented fair value basis adjustments under SFAS 133 hedge accounting rules. The notional amounts of advances hedged were $53.9 billion at September 30, 2008, up from $47.0 billion at December 31, 2007. Fair value basis of previously recorded realized gains and losses from discontinued hedges, net of amortization, was not material.
Unrealized basis gains were consistent with the forward yield curves at September 30, 2008 and December 31, 2007 that were projecting forward rates below the fixed-rate coupons of advances that had been issued in prior periods at the then prevailing higher interest-rate environment. Since hedged advances are typically fixed-rate, in a declining interest rate environment, fixed-rate advances exhibited unrealized fair value basis gains. Unrealized gains from fair value basis adjustments to advances were almost entirely offset by net fair value unrealized losses of the derivatives associated with the fair value hedges of advances, thereby achieving the Bank’s hedging objectives.

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
The following table summarizes changes in investments by categories (including held-to-maturity and available-for-sale securities) between September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30,	December 31,	Dollar	Percentage
	2008	2007	Variance	Variance

State and local housing agency obligations [1]	$670,305	$576,971	$93,334	16.18%
Mortgage-backed securities:
Available-for-sale securities	2,952,962	—	2,952,962	NA
Held-to-maturity securities	9,799,335	9,707,783	91,552	0.94

Total long-term securities	13,422,602	10,284,754	3,137,848	30.51

Grantor trusts [2]	11,285	13,187	(1,902)	(14.43)
Certificates of deposit [2]	5,016,000	10,300,200	(5,284,200)	(51.30)
Federal funds sold	6,412,000	4,381,000	2,031,000	46.36

Total investments	$24,861,887	$24,979,141	$(117,254)	(0.47)%

[1]	Classified as held-to-maturity securities.

[2]	Classified as available-for-sale securities
Long-term investments
At September 30, 2008 and December 31, 2007, long-term investments comprised of mortgage- and asset-backed securities and securities issued by state and local housing agencies classified as either held-to-maturity securities or available-for-sale as defined under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).
Investment in mortgage-backed securities provides a reliable income stream. Limits on the size of the MBS portfolio are defined by Finance Agency regulations, which limits holding of MBS to 300% of capital. At September 30, 2008 and December 31, 2007, the Bank was within these limits.
On March 24, 2008, the Board of Directors of the Federal Housing Finance Board, predecessor to the Finance Agency adopted Resolution 2008-08, which temporarily expanded the authority of a FHLBank to purchase mortgage-backed securities (“MBS”) under certain conditions. The resolution allowed an FHLBank to increase its investments in MBS issued by Fannie Mae and Freddie Mac by an amount equal to three times its capital, which is to be calculated in addition to the existing limit. The expanded authority permitted MBS to be as much as 600% of the FHLBNY’s capital. Currently, the Bank has not exercised the expanded authority provided under the temporary regulations to purchase MBS issued by Fannie Mae and Freddie Mac.

Held-to-maturity securities
Mortgage- and asset-backed securities (“MBS”) — were comprised of government sponsored enterprise (“GSE”) and privately issued mortgage-backed securities, and included commercial mortgage- and asset-backed securities, and mortgage-pass-throughs and Real Estate Mortgage Investment Conduit bonds. Certain securities were downgraded to a double-A or single-A by at least one Nationally Recognized Statistical Rating Organization (“NRSRO”) during the current year period ended September 30, 2008. The book values and fair values of held-to-maturity MBS by rating class are presented in a table under the section Asset Quality in this MD&A.
During the current year period ended September 30, 2008, the Bank acquired $2.0 billion of fixed-rate triple-A rated, collateralized mortgage obligations (“CMOs”) issued by Fannie Mae and Freddie Mac and designated the purchases as held-to-maturity. New acquisitions were slightly ahead of scheduled paydowns in the current year period and as a result outstanding balances at September 30, 2008 were also slightly above the balances at December 31, 2007.
For more information and analysis of MBS securities, and securities supported by loans with low FICO scores and high loan-to-value (“LTVs”) ratios, see Investment Quality in the section captioned Asset Quality in this MD&A.
Local and housing finance agency bonds — The FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) also classified as held-to-maturity. Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing. Except for one security that was downgraded to single-A, all HFA securities were rated at least “Aa” by Moody’s or “AA” by S&P at September 30, 2008 and at December 31, 2007. A state and local housing finance bond with a carrying value of $56.2 million and fair value of $35.2 million issued by the Michigan State Housing Development Authority was downgraded by Moody’s to triple-B on November 11, 2008. The Bond was rated single -A at September 30, 2008. This rating action follows the downgrade by Moody’s of MBIA, the bond’s insurer to triple-B on November 7, 2008.
Available-for-sale securities
The Bank acquired $3.4 billion of variable-rate triple-A rated, GSE issued CMOs during the first three quarters of 2008. Two grantor trusts were established in the third quarter of 2007 to fund current and potential future payments to retirees for supplemental pension plan obligations. The trust funds are invested in money market funds, and fixed-income and equity funds, which are also designated as available-for-sale.
Short-term investments
The FHLBNY maintains substantial investments in high-quality, short- and intermediate-term financial instruments. At September 30, 2008 and December 31, 2007, the FHLBNY’s short-term investments consisted of interest-bearing deposits, certificates of deposits, and overnight and term Federal funds sold invested with highly-rated financial institutions. The Bank invests in certificates of deposit with maturities not exceeding one year issued by major financial institutions, recorded at amortized cost, and reported as interest-bearing deposits in the Statements of condition. Interest-bearing deposits that were pledged as cash to derivative counterparties to meet collateral requirements were recorded as a component of derivative liabilities under the reporting provisions of recently adopted FSP FIN 39-1.

Fair values of securities
The estimated fair values of securities at September 30, 2008 and December 31, 2007 were estimated by management using information from specialized pricing services that use pricing models or quoted prices of securities with similar characteristics. The Bank performs extensive analysis to validate pricing and these processes are summarized in Note 1- Accounting Changes, Significant Accounting Policies and Estimates, and Recently Issued Accounting Standards. At September 30, 2008 and December 31, 2007, estimated fair values of fixed-rate securities were affected by changes in market interest rates and the FHLBNY generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with the FHLBNY’s experience. The Bank has the financial ability and the positive intent to hold its long-term investment securities to the ultimate recovery in value.
See Note 2 — Held-to-maturity Securities, and Note 3 — Available-for-sale Securities for information with respect to the fair values of the Bank’s long-term investments.
The FHLBNY conducts a review and evaluation of the securities portfolio to determine, based on the creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, if the decline, if any, in the fair value of a security below its carrying value is other than temporary. The FHLBNY generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with the FHLBNY’s experience. Based on analysis of its investment securities, the Bank has concluded that fair values below their carrying values represented temporary impairment at September 30, 2008 and December 31, 2007. The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities until recovery of their value.

Mortgage Loans Held-for-Portfolio
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2008		December 31, 2007
	2008	Percentage	2007	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$482,192	33.08%	$529,839	35.61%
Fixed long-term single-family mortgages	971,293	66.64	953,946	64.11
Multi-family mortgages	4,033	0.28	4,102	0.28

Total par value	1,457,518	100.00%	1,487,887	100.00%

Unamortized premiums	10,820		11,779
Unamortized discounts	(6,496)		(6,805)
Basis adjustment[1]	(499)		(600)

Total mortgage loans held-for-portfolio	1,461,343		1,492,261
Allowance for credit losses	(844)		(633)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,460,499		$1,491,628

[1]	Represents fair value basis of open and closed delivery commitments.
At September 30, 2008 and December 31, 2007, the portfolio of mortgage loans was comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”) and Community Mortgage Asset loans (“CMA”). More details about the MPF Program can be found in Mortgage Partnership Finance Program under the caption Acquired Member Assets Program in the Bank’s most recently filed Form 10-K. In the CMA program, the FHLBNY holds participation interests in residential and community development mortgage loans. Acquisition of participations under the CMA program was suspended indefinitely in November 2001 and the loans are being paid down under their contractual terms.
MPF Program — The amortized cost basis of loans in the MPF Program was $1.5 billion at September 30, 2008 and December 31, 2007. Paydowns slightly outpaced acquisitions in the nine months ended September 30, 2008. The FHLBNY does not expect the MPF loans to increase substantially, and the Bank provides this product to its members as another alternative for its members to sell their mortgage production.
CMA Program — The book value of investment in the CMA program, which has not been active since 2001 and has been declining steadily over time, was $4.0 million at September 30, 2008, down slightly from $4.1 million at December 31, 2007.

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
In the third quarter of 2008, each FHLBank (including the FHLBNY) entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of September 30, 2008, the FHLBNY had provided the U.S. Treasury with listings of advance collateral amounting to $16.0 billion and $2.8 million of marketable securities. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September, 2008, no FHLBank has drawn on this available source of liquidity.

Reported amounts of consolidated obligations issued by the FHLBNY and outstanding at September 30, 2008, was comprised of bonds and discount notes of $120.4 billion, compared to $101.1 billion at December 31, 2007 and the increase paralleled the growth in total assets at September 30, 2008 from the prior year-end. The reliance on the issuance of consolidated obligations has remained substantially unchanged over the years, indicative of the stable funding strategy pursued by the FHLBNY to rely on FHLBank debt for financing its activities.
Several factors have impacted the FHLBank debt. The general decline in investor confidence is one that particularly involves investments associated with the U.S. housing market, including senior debt issued by the housing GSEs, including the FHLBanks. Another factor is certain investors continue to be challenged by liquidity issues that are requiring these investors to sell off investments, including investments in FHLBank debt. Yet another factor that has impacted FHLBank debt is the relative pricing of long-term debt issued by the FHLBanks. FDIC’s offer to guarantee bank debt and U.S. Department of the Treasury to inject capital and provide guarantees of bank liabilities has resulted in widening of spreads between commercial bank issued debt and the FHLBank issued debt. Because of these factors, FHLBank funding costs associated with issuing long-maturity debt have risen sharply relative to short-tem debt, measured on a swap to 3-month LIBOR basis.
Demand for short-term FHLBank issued debt and discount notes has been healthy. To meet investor demand for shorter-term debt, the FHLBNY has also increased its issuance of discount notes. Discount notes outstanding at September 30, 2008 grew to $28.7 billion, an increase of $3.0 billion from the second quarter. The FHLBNY has made a determined effort to issue medium- and longer-term debt when possible. The FHLBNY has also opted to increase the issuance of one year bullet and callable bonds and swapping the fixed-rate debt to LIBOR indexed cash flows. It has also stepped up its efforts at increasing short-term floating rate bonds, often indexed to rates other than 3-month LIBOR and swapping the coupons back to 3-month LIBOR. The efforts at creating a more diverse funding mix have been part of the FHLBNY’s tactical strategy to address any over reliance on discount notes. This is illustrated by the declining ratio of discount notes outstanding to total assets. At September 30, 2008, discount notes funded 22.0% of total assets, at around the same percentage as at June 30, 2008, and down from 31.8% at December 31, 2007.
The Bank also replaced maturing callable bonds with non-callable shorter-term bonds and floating-rate bonds. Bonds that were callable declined to $4.8 billion at September 30, 2008, from $11.4 billion at December 31, 2007. Investor demand and execution pricing of longer-term debt were at unattractive levels. In an uncertain financial environment investor preference has been to stay short where the investor may perceive the risks as being lower. Bonds with final contractual maturities within a year were $53.6 billion, or 58.5%, up from 49.2% at June 30, 2008, compared to 57.6% at December 31, 2007. See Note 6 — Consolidated Obligations for more information.

The following summarizes types of bonds issued and outstanding (in thousands):

	September 30, 2008	December 31, 2007

Fixed-rate, non-callable	$43,220,550	$39,642,670
Fixed-rate, callable	4,776,300	11,420,300
Step Up, non-callable	—	—
Step Up, callable	88,000	843,000
Step Down, non-callable	—	—
Step Down, callable	15,000	15,000
Single-index floating rate	43,410,000	14,135,000

Total par value	91,509,850	66,055,970

Bond premiums	59,965	38,586
Bond discounts	(44,787)	(28,529)
SFAS 133 fair value basis adjustments	196,446	259,405
Fair value basis adjustments on terminated hedges	12,762	385
SFAS 159 valuation adjustments	(3,582)	—

Total bonds	$91,730,654	$66,325,817

Fixed-rate non-callable debt — As the Bank has sourced more of its funding requirements to discount notes and floating-rate bonds during 2008, the use of fixed-rate non-callable bonds has declined. In recent years the ratio of fixed-rate non-callable bonds has been around 60.0% of the par amount of bonds outstanding. That ratio declined to 51.3% in the second quarter and down to 47.2% at September 30, 2008. The use of callable bonds has declined because the relative pricing of short-term callable bonds is unfavorable compared to discount notes
Fixed-rate callable debt — The use of callable-bonds had been an important element as a financing instrument that the FHLBNY has successfully employed in past years. FHLBanks’ callable-bonds were considered by investors to be competitively priced. With a callable bond, the Bank purchases a call option from the investor and the option allows the Bank to terminate the bond at predetermined call dates. When the Bank purchases the call option from investors it typically increases the investment yield to the investor, who has traditionally been receptive to callable-bond yields offered by the FHLBanks. The pricing advantage increases with the duration of the bond and the number of calls embedded within the bond, relative to a non-callable bond.
As investors shied away from longer-term bonds, including callable bonds, the price advantage narrowed given the alternative ability to issue discount notes at attractive sub-LIBOR pricing or to issue short-term non-callable bonds and simultaneous execute swaps to convert the fixed-rate coupons to LIBOR- indexed cash flows.
As a result, the Bank has not been eager to replace callable-bonds that matured or called at their predetermined call dates. In addition, declining rates have continued to cause the redemption of callable-bonds at pre-determined exercise dates in association with the call on the hedging interest rate swap by derivative counterparties. The increase in call redemptions and the relatively unfavorable execution pricing of longer duration callable-bonds explain the decline in outstanding balances.

Floating-rate debt — Issuance of floating-rate debt increased steadily through the three quarters in 2008 as the Bank diversified its funding options. When execution spreads were favorable, maturing/called fixed-rate callable bonds and maturing discount notes were replaced with floating-rate consolidated obligation bonds with terms that were slightly longer than maturing discount notes. Execution spreads have remained favorable through the third quarter of 2008 and the Bank has steadily increased its use of floaters to fund its assets. Floating-rate bonds, which reset periodically with market rates, have become an attractive choice for investors and dealers in the difficult market conditions. Increased investor appetite for FHLBank floating-rate debt may be due to a “flight to quality” in the recent market turmoil as an alternative choice over investments in commercial paper issued in the market place. LIBOR-based, single-index floaters have been the primary issuances for the FHLBNY. The Bank also issued single-index floaters tied to the Federal funds rate and the Prime rate.
Discount notes — Consolidated obligation discount notes provide the FHLBNY with short-term funds. These notes have maturities of up to one year and are offered daily through a dealer-selling group. The notes are sold at a discount from their face amount and mature at par.
The following summarizes discount notes issued and outstanding (dollars in thousands):

			Weighted
	Book	Par	Average
	Value	Value	Interest Rate

September 30, 2008	$28,677,570	$28,756,830	1.95%

December 31, 2007	$34,791,570	$34,984,105	4.28%

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
Net interest accruals from SFAS 133 qualifying interest rate swaps are recorded together with interest expense of consolidated obligation bonds in interest expense. Fair value changes of debt in a qualifying fair value hedge are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivative and hedging activities, and an offset is recorded as a fair value basis adjustment to the carrying amount of the debt in the balance sheet. Net interest accruals associated with derivatives not qualifying under SFAS 133 are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
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
Fair value basis and valuation adjustments — The reported carrying value of consolidated obligation bonds is adjusted for changes in their fair value basis attributable to the risk being hedged in accordance with the provisions of SFAS133 when hedge accounting rules are applied. Reported carrying values are also adjusted for SFAS 159 valuation adjustments to recognize changes in the full fair value of the bonds elected under the Fair Value Option and measured under SFAS 157. Amounts reported for consolidated obligations in the balance sheet for fair value basis and valuation adjustments were $205.6 million at September 30, 2008 and $259.8 million at December 31, 2007.
At September 30, 2008, the Bank had hedged $28.3 billion of fixed-rate, non-callable bonds and $3.0 billion of fixed-rate callable bonds in SFAS 133 qualifying hedges. The FHLBNY also executed economic hedges of $25.0 billion of floating-rate bonds that were indexed to interest rates other than 3-month LIBOR by entering into swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR. The FHLBNY had also economically hedged $1.6 billion of discount notes. In addition, the Bank elected the Fair Value Option for $589.0 million of fixed-rate, callable-bonds which were economically hedged by interest-rate swaps with matching terms. See Note 9 — Derivatives for more information.
Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume. Unrealized basis losses at September 30, 2008 and December 31, 2007 were consistent with the forward yield curves at those dates that were projecting rates below the fixed-rate coupons of bonds that had been issued in prior periods at the then prevailing higher interest-rate environment. In a projected falling interest rate environment, fixed-rate debt exhibited fair value losses.

Deposit Liabilities
Deposits liabilities comprised of member deposits and, from time-to-time, may also include unsecured overnight borrowings from other FHLBanks.
Member deposits — The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Total deposits, including demand and term, aggregated $2.7 billion at September 30, 2008, up from $1.6 billion at December 31, 2007. Fluctuations in member deposits have little impact on the Bank as the deposits are not a significant source of liquidity for the Bank.
Borrowings from other FHLBanks — The Bank borrows from other FHLBanks, generally for a period of one day and at market terms. There were no borrowings outstanding at September 30, 2008 or December 31, 2007.
Mandatorily Redeemable Capital Stock
The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of income. Redeemable capital stock is generally accounted for under the provisions of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). Mandatorily redeemable capital stock at September 30, 2008 and December 31, 2007 represented stock held primarily by former members who were no longer members by virtue of being acquired by members of other FHLBanks. Under existing practice, such stock will be repaid when the stock is no longer required to support outstanding transactions with the FHLBNY.
The FHLBNY reclassifies the stock subject to redemption from equity to a liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership.
At September 30, 2008 the amount of mandatorily redeemable stock classified as a liability was
$143.5 million compared to $238.6 million at December 31, 2007. In the first and second quarters of 2008, four members merged with non-members; no member was acquired in the third quarter. In compliance with Finance Agency regulations, the Bank classified these four former members as non-members, and $64.8 million of capital was reclassified from capital to a liability.
The Bank repurchased $159.9 million of mandatorily redeemable capital stock in the three quarters of 2008, when non-member advances matured in their normal course, and were not replaced under Finance Agency rules.
No member had notified the FHLBNY at September 30, 2008 or at December 31, 2007 of their intention to voluntarily withdraw from membership. With respect to withdrawal from membership as a result of being acquired by a non-member, the Bank reclassifies stock of members to a liability on the day the member’s charter is dissolved upon acquisition by a non-member.

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
All derivatives are recorded on the Statements of condition at their estimated fair value and designated as either fair value or cash flow hedges for SFAS 133 qualifying hedges, or as non-SFAS 133-qualifying hedges (economic hedges or customer intermediations). In an economic hedge, the Bank retains or executes derivative contracts, which are economically effective in reducing risk. Such derivatives were designated as economic hedges either because a SFAS 133 qualifying hedge was not available, the hedge was not able to demonstrate that it would be effective on an ongoing basis as a qualifying hedge, or the cost of a SFAS 133 qualifying hedge was not economical. Changes in the fair value of a derivative are recorded in current period earnings for a fair value hedge, or in Accumulated other comprehensive income (loss) for the effective portion of fair value changes of a cash flow hedge.
Interest income and interest expense from interest rate swaps used for hedging are reported together with interest on the instrument being hedged if the swap qualifies for hedge accounting under the provisions of SFAS 133. If the swap is designated as an economic hedge, interest accruals are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. The FHLBNY uses derivatives in three ways: (1) as a fair value or cash flow hedge of an underlying financial instrument or as a cash flow hedge of a forecasted transaction; (2) as intermediation hedges to offset derivative positions (e.g., caps) sold to members; and (3) as an economic hedge, defined as a non-qualifying hedge of an asset or liability and used as an asset/liability management tool. The FHLBNY uses derivatives to adjust the interest rate sensitivity of consolidated obligations and advances to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities. In addition, the FHLBNY uses derivatives to: offset embedded options in assets and liabilities to hedge the market value of existing assets, liabilities, and anticipated transactions; or to reduce funding costs. For additional information see Note 9 — Derivatives.

Derivative Financial Instruments by Product
The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment. The categories of “Fair value,” “Commitment,” and “Cash flow” hedges represented derivative transactions accounted for as hedges. The category of “Economic” hedges, including “FVO”, represented derivative transactions under hedge strategies that did not qualify for hedge accounting treatment under SFAS 133 but were an approved risk management strategy.
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of condition (in thousands):

	September 30, 2008		December 31, 2007
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Fair value hedges under SFAS 133
Advances-fair value hedges	$53,465,204	$(1,730,771)	$46,953,298	$(1,495,055)
Consolidated obligations-fair value hedges	31,249,005	211,395	34,813,015	251,628
Cash Flow-anticipated transactions	—	—	127,500	(177)
Economic hedges
Advances (Caps)-economic hedges	1,283,500	(1,647)	1,157,694	2
Consolidated obligations-economic hedges	26,558,896	(59,413)	1,538,100	5,454
MPF loan-commitments	11,979	(20)	1,351	5
Balance sheet (Caps)-economic hedges	1,892,000	42,267	—	—
Intermediary positions-economic hedges	150,000	88	70,000	22
Macro hedges	2,100,000	(7,328)	—	—
FVO-Designated derivatives (Economic hedges)
Interest rate swaps-CO Bonds	589,000	(2,356)	—	—

Total notional and fair value	$117,299,584	$(1,547,785)	$84,660,958	$(1,238,121)

Total derivatives, excluding accrued interest		$(1,547,785)		$(1,238,121)
Cash collateral pledged to counterparties		737,490		396,400
Cash collateral received from counterprties		(37,200)		(41,300)
Accrued interest		178,800		238,657

Net derivative balance		$(668,695)		$(644,364)

Net derivative asset balance		$31,856		$28,978
Net derivative liability balance		(700,551)		(673,342)

Net derivative balance		$(668,695)		$(644,364)

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
The degree of counterparty credit risk may depend, among other factors, on the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk. Eighteen counterparties (15 non-members and three members) represented 100% of the total notional amount of the FHLBNY’s outstanding derivative transactions at September 30, 2008 and December 31, 2007.
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
Exposure — At September 30, 2008, the FHLBNY’s credit risk was $31.9 million after recognition of cash collateral held by the FHLBNY. The comparable exposure was $28.9 million at December 31, 2007. In determining credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY mitigates its exposure by requiring derivative counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. Derivative counterparties had pledged $37.2 million in cash to the FHLBNY at September 30, 2008. At December 31, 2007, the comparable cash held by the FHLBNY was $41.3 million.
At September 30, 2008, the FHLBNY had posted $737.5 million in cash as collateral to 8 derivative counterparties to mitigate derivatives in a net liability position of $1.4 billion representing the fair values of derivatives in a liability position. The FHLBNY is exposed to the extent that a counterparty may not re-pay the posted cash collateral to the FHLBNY and the Bank would exercise its rights under the International Swaps and Derivatives Association agreement with the counterparties to replace the derivatives in a liability position with another available counterparty in exchange for cash paid to the FHLBNY based on the fair values of the derivatives.
Derivative counterparty ratings — The Bank’s credit exposure at September 30, 2008, in a gain position, after recognition of cash collateral were to two derivative counterparties, each with a double-A credit rating as assigned by a Nationally Recognized Statistical Rating Organization (“NRSRO”). The Bank was also exposed to one member institution on whose behalf the FHLBNY had acted as an intermediary, and the exposure was also collateralized under standard agreements with the FHLBNY’s members. Acting as an intermediary, the Bank had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties.

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
On September 15, 2008, an event of default occurred under outstanding derivative contracts with a notional amount of $16.5 billion between Lehman Brothers Special Financing Inc. (“LBSF”) and the FHLBNY when credit support provider Lehman Brothers Holdings Inc. commenced a case under Chapter 11 of the U.S. Bankruptcy Code. LBSF commenced a case under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008. The Bank had deposited $509.6 million with LBSF as cash collateral. Since the default, the FHLBNY has replaced most of the derivatives that had been executed between LBSF and the FHLBNY through new agreements with other derivative counterparties.

Asset Quality and Concentration— Advances, Investment Securities, and Mortgage Loans
The FHLBNY is exposed to credit risk — the risk of loss due to default — in its lending, investing, and hedging activities. It has instituted processes to help manage and mitigate this risk. Despite such processes, some amount of credit risk will always exist. External events, such as severe economic downturns, declining real estate values (both residential and non-residential), changes in monetary policy, adverse events in the capital markets, and other developments, could lead to member or counterparty default or impact the creditworthiness of investments. Such events could have a negative impact upon the FHLBNY’s income and financial performance. For additional information, also see Asset Quality and Concentration in the Bank’s most recently filed Form 10-K on March 28, 2008.
The following table summarizes the FHLBNY’s loan portfolios (in thousands):

	September 30, 2008	December 31, 2007

Advances	$103,325,714	$82,089,667

Mortgage loans before allowance for credit losses	$1,461,343	$1,492,261

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
The FHLBNY’s credit risk from advances at September 30, 2008 and December 31, 2007 was concentrated in commercial banks, savings institutions, and an insurance company. All advances were fully collateralized. In addition, borrowing members pledge their stock of the FHLBNY as additional collateral for advances. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.

Advances — Concentration
Advances to large members constitute a significant percentage of FHLBNY’s advance portfolio and its source of revenues. For additional information on top five advance holders at September 30, 2008 and December 31, 2007, see Note 16 — Segment Information.
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
Based upon this analysis, it was determined that the Bank did not experience any other-than-temporary impairment in the value of its investments at September 30, 2008 or at December 31, 2007.
Long-term investments
Long-term investments were principally comprised of GSE and privately issued mortgage-backed, commercial mortgage- and asset-backed securities, collectively referred to as “MBS”. The FHLBNY also had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”). Long-term securities are designated either as held-to-maturity or available for sale securities as defined in SFAS 115.
At September 30, 2008, GSE and U.S. government issued MBS constituted 79.9% of Held-to-maturity MBS, compared to 70.4% at December 31, 2007. Available for-sale MBS securities were all GSE issued MBS. See Note 2 — Held-to-maturity securities and Note 3 — Available-for-sale securities for information about “Temporary Impairment”. Rating information and monoline insurer risk are presented in tables in pages that immediately follow.

The following tables contain information about credit ratings of the Bank’s investments in Held-to-maturity and Available-for-sale securities at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008
	AAA-rated	AA-rated	A-rated	Unrated	Total

Held-to-maturity securities
Long-term securities
Mortgage-backed securities	$9,497,590	$259,719	$42,026	$—	$9,799,335
Available-for-sale securities [1]
Mortgage-backed securities	2,952,962	—	—	—	2,952,962

Total Mortgage-backed securities	12,450,552	259,719	42,026	—	12,752,297

Available-for-sale securities [1]
Other (Grantor trusts):	—	—	—	11,285	11,285

Held-to-maturity securities:
Certificates of deposit	—	2,337,000	2,679,000	—	5,016,000

Held-to-maturity securities:
State and local housing finance agencies	157,924	456,161	56,220	—	670,305

Total other investments	157,924	2,793,161	2,735,220	11,285	5,697,590

Total	$12,608,476	$3,052,880	$2,777,246	$11,285	$18,449,887

[1]	Available-for-sale securities are at fair value. All other securities are at book value.

	December 31, 2007
	AAA-rated	AA-rated	A-rated	Unrated	Total

Held-to-maturity securities
Long-term securities
Mortgage-backed securities	$9,707,783	$—	$—	$—	$9,707,783
Available-for-sale securities [1]
Mortgage-backed securities	—	—	—	—	—

Total Mortgage-backed securities	9,707,783	—	—	—	9,707,783

Available-for-sale securities [1]
Other (Grantor trusts)	—	—	—	13,187	13,187

Held-to-maturity securities
Certificates of deposit	—	6,988,100	3,312,100	—	10,300,200

Held-to-maturity securities
State and local housing finance agencies	271,253	305,718	—	—	576,971

Total other investments	271,253	7,293,818	3,312,100	13,187	10,890,358

Total	$9,979,036	$7,293,818	$3,312,100	$13,187	$20,598,141

[1]	Available-for-sale securities are at fair value. All other securities are at book value.

A state and local housing finance bond with a carrying value of $56.2 million and fair value of $35.2 million issued by the Michigan State Housing Development Authority was downgraded by Moody’s to triple-B on November 11, 2008. The Bond was rated single -A at September 30, 2008. This rating action follows the downgrade by Moody’s of MBIA, the bond’s insurer, to triple-B on November 7, 2008.
Certain mortgage-backed securities in the Held-to-maturity portfolio were supported by underlying loans with a low FICO score or loans with high-loan-to-value ratios. A significant percentage of these securities are insured by “monoline insurers” and more information is provided in the table titled Monoline insurer risk that follows the table immediately below.
The table below summarizes the book and estimated fair values of MBS supported by loans with low FICO scores and high loan-to-value ratios (HLTV) (in thousands):

	September 30, 2008		December 31, 2007
	Book	Estimated Fair	Book	Estimated Fair
	Value	Value	Value	Value

AAA-rated	$275,625	$204,534	$705,827	$675,360
AAA-rated-negative watch	94,266	84,386	86,789	81,914
AA-rated	—	—	—	—
AA-rated-negative watch	259,719	169,255	—	—
A-rated	—	—	—	—
A-rated-negative watch	42,026	23,939	—	—
Below A	—	—	—	—

Total	$671,636	$482,114	$792,616	$757,274

Monoline insurer risk
Many of the Bank’s investments in mortgage-backed securities and housing finance agency bonds are insured either at their original issue dates by “monoline insurers”, or in certain instances at the initiative of the Bank (Bank purchased wrap). The Bank holds certain mortgage-backed securities covered by insurance policies issued by MBIA Insurance Corp. (“MBIA”), Ambac Assurance Corp. (“Ambac”), and Financial Security Assurance Inc. (“FSA”). At September 30, 2008, FSA was rated triple-A under negative watch. MBIA was rated single-A, and Ambac was rated double-A. Ratings downgrade imply an increased risk that these insurers may fail to fulfil their obligations to reimburse the Bank for claims under the insurance policies. In November 2008, Moody’s downgraded MBIA and AMBAC to triple — B.

The Bank’s MBS exposure to MBIA, Ambac, and FSA at September 30, 2008 and December 31, 2007 are summarized below (dollars in thousands):

	Mortgage-backed security insurance coverage
	September 30, 2008
	Number of	Security	Amortized	Market
	securities	class	cost	value

Bank purchased insurance (WRAP)
MBIA	1	CMBS	$39,600	$39,163
FSA	2	RMBS	77,627	68,669
FSA	2	Manufactured Housing Bonds	238,477	206,597

	5		$355,704	$314,429

Insured at issuance
MBIA	3	RMBS	42,026	23,939
AMBAC	13	RMBS	259,719	169,255
FSA	2	RMBS	16,639	15,717

	18		318,384	208,911

Total	23		$674,088	$523,340

	Mortgage-backed security insurance coverage
	December 31, 2007
	Number of	Security	Amortized	Market
	securities	class	cost	value

Bank purchased insurance (WRAP)
MBIA	3	CMBS	$177,450	$176,780
FSA	2	RMBS	83,413	78,315
FSA	2	Manufactured Housing Bonds	260,972	260,522

	7		521,835	515,617

Insured at issuance
MBIA	3	RMBS	47,453	45,045
AMBAC	13	RMBS	306,547	296,868
FSA	2	RMBS	19,881	19,795

	18		373,881	361,708

Total	25		$895,716	$877,325

Certain housing finance agency bonds were covered by insurance policies underwritten by FSA, Ambac and MBIA.

	Housing Finance Agency bond insurance coverage
	September 30, 2008
	Number of	Amortized	Market
	securities	cost	value

Insured at issuance
AMBAC	1	$40,000	$35,576
FSA	6	82,815	83,023
MBIA	3	90,988	82,398

Total	10	$213,803	$200,997

Mortgage loans held-for-portfolio
Underwriting standards — Summarized below are the principal underwriting criteria for the Bank’s Mortgage Partnership Finance Program or MPF through which the Bank acquires mortgage loans for its own portfolio. For a fuller description of the MPF mortgage loan standards, refer to pages 8 through 17 of the Bank’s most recent Form 10-K filed on March 28, 2008.
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
The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Beginning balance	$13,328	$12,633	$12,947	$12,162
Additions	234	209	615	680
Charge-offs	(20)	—	(20)	—
Recoveries		—	—	—

Ending balance	$13,542	$12,842	$13,542	$12,842

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
The FHLBNY has purchased certain loans for which the PFI has either purchased SMI or the borrower has purchased PMI from Mortgage Guaranty Insurance Corporation (“MGIC”). The amounts of such loans were not significant at September 30, 2008 or December 31, 2007. As of November 14, 2008, MGIC was rated single-A by S&P, Moody’s and Fitch. S&P and Fitch has MGIC under negative outlook; Moody’s has MGIC under negative watch.

The FHLBNY is reviewing its options, and believes that any re-negotiation of SMI/PMI and or transfer of the SMI/PMI to another insurer would have no material impact on the Bank’s reported results of operations, financial condition or cash flows.
The allowance for credit losses with respect to the mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Beginning balance	$879	$593	$633	$593
Charge-offs	(20)	—	(20)	—
Recoveries	16	—	16	—

Net charge-offs	(4)	—	(4)	—
(Recovery) / Provision for credit losses	(31)	—	215	—

Ending balance	$844	$593	$844	$593

Nonperforming mortgage loans represent conventional mortgage loans that are placed on non-accrual and nonperforming status when the collection of contractual principal or interest from the borrower is 90 days or more past due. Loans (excluding Federal Housing Administration and Veterans Administration insured loans) that are 90 days or more past due are considered as non-accrual. Other than the non-accrual loans, no mortgage loans or advances were impaired at September 30, 2008 or December 31, 2007.
Nonperforming mortgage loans and mortgage loans 90 days or more past due and still accruing were as follows (in thousands):

	September 30, 2008	December 31, 2007

Mortgage loans, net of provisions for credit losses	$1,460,499	$1,491,628

Non-performing mortgage loans held-for-portfolio	$3,718	$4,179

Mortgage loans past due 90 days or more and still accruing interest	$365	$384

The FHLBNY’s interest contractually due and actually received for nonperforming Mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest contractually due	$54	$29	$122	$66
Interest actually received	46	19	102	43

Shortfall	$8	$10	$20	$23

Interest reported as income [1]	$—	$—	$—	$—

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.

Liquidity
The FHLBNY’s primary source of liquidity is the issuance of consolidated obligations. To refinance maturing consolidated obligations, the FHLBNY relies on the willingness of the investors to purchase new issuances. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. With the passage of the “Housing and Economic Recovery Act of 2008” on July 30, 2008, the U.S. Treasury is authorized to purchase obligations issued by the FHLBanks, in any amount deemed appropriate by the U.S. Treasury. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4 billion. See Note 14 - Commitments and Contingencies for discussion of the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), which is designed to serve as a contingent source of liquidity for the FHLBanks via issuance of consolidated obligations to the U.S. Treasury.
Cash and due from banks was $471.2 million at September 30, 2008, up from $7.9 million at December 31, 2007. Cash flows from Operating assets and liabilities vary significantly in the normal course of business due to the amount and timing of cash flows. Management of the FHLBNY believes cash flows from operations, available cash balances and the FHLBNY’s ability to generate cash through the issuance of consolidated obligation debt will be sufficient to fund the Bank’s operating liquidity needs. For the nine months ended September 30, 2008, the Bank reported $200.9 million as net cash used in operations. In the current third quarter the Bank had collected $477.2 million in cash from derivative counterparties for certain derivative transactions in liability positions that were replaced and the amount was reported in financing activity as borrowing in the FHLBNY’s Statements of cash flows for the nine months ended September 30, 2008. The net change in hedging activities was a net cash outflow of $468.1 million representing use of funds and was offset by proceeds of from cash collected and recognized as a financing activity. The characterization of cash collected as a financing activity was to comply with cash flow reporting rules for derivatives transactions with significant upfront cash receipts. In the nine months ended September 30, 2007, the Bank generated $194.6 million in cash provided by operating activities.
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

Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below (in millions):

	Average Deposit	Average Actual
For the quarters ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2008	$1,657	$55,038	$53,381
June 30, 2008	2,239	51,053	48,814
March 31, 2008	2,091	47,764	45,673
December 31, 2007	1,776	48,254	46,478
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
The following table summarizes operational liquidity (in millions):

	Average Balance Sheet	Average Actual
For the quarters ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2008	$7,548	$21,337	$13,789
June 30, 2008	7,440	20,018	12,578
March 31, 2008	5,229	18,232	13,003
December 31, 2007	4,830	19,522	14,692
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
The following table summarizes contingency liquidity (in millions):

	Average Five Day	Average Actual
For the quarters ended	Requirement	Contingency Liquidity	Excess
September 30, 2008	$4,210	$18,795	$14,585
June 30, 2008	3,948	17,186	13,238
March 31, 2008	4,887	16,382	11,495
December 31, 2007	2,966	17,914	14,948

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
The FHLBNY met the qualifying unpledged asset requirements in each of the periods reported as follows (in thousands):

	September 30, 2008	December 31, 2007

Consolidated Obligations:
Bonds	$91,730,654	$66,325,817
Discount notes	28,677,570	34,791,570

Total consolidated obligations	120,408,224	101,117,387

Unpledged assets
Cash	471,174	7,909
Less: Member pass-through reserves at the FRB	(20,532)	(19,584)
Secured advances [1]	103,325,214	82,089,667
Investments [1]	24,861,887	24,979,228
Mortgage loans	1,460,499	1,491,628
Other loans [2]	—	—
Accrued interest receivable on advances and investments	451,452	562,323
Less: Pledged assets	(2,814)	—

	130,546,880	109,111,171

Excess unpledged assets	$10,138,656	$7,993,784

[1]	The Bank pledged $2.8 million to the FDIC see Note 2- Held-to-maturity securities. The Bank also provided to the U.S. Treasury a listing of $16.0 billion in advances with respect to a lending agreement. See Note 14 - Commitments and Contingencies.

[2]	Excludes $55 million overnight loan to another FHLBank as of December 31, 2007.
Mortgage investment authority
Finance Agency investment regulations limit the holding of mortgage-backed securities to 300% of capital. The FHLBNY was in compliance with the regulations at all times.

	September 30, 2008		December 31, 2007
	Actual	Limits	Actual	Limits

Mortgage securities investment authority [1]	233%	300%	198%	300%

[1]	The measurement date is on a one-month “look-back” basis.
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
The credit ratings of the FHLBNY and changes thereof were as follows at September 30, 2008.
Long Term:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Long-Term Outlook			Rating
2005	June 30, 2005 - Affirmed	Aaa/Stable

2006			September 21, 2006	Long Term rating upgraded	outlook stable	AAA/Stable

2008	April 17, 2008 - Affirmed	Aaa/Stable

Short Term:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Short-Term Outlook			Rating
2005	June 30, 2005 - Affirmed	P-1
2006			September 21, 2006	Short Term rating affirmed		A-1+
2008	April 17, 2008 - Affirmed	P-1

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
Highlights of significant provisions of the Act that directly affect the Bank include the following:
•	Creates a newly established federal agency regulator, the Federal Housing Finance Agency (the “FHFA”), who becomes the new federal regulator of the FHLBanks, Fannie Mae and Freddie Mac effective on the date of enactment of the Act. The Federal Housing Finance Board (the “Finance Board”), the FHLBanks’ former regulator, will be abolished one year after the date of enactment of the Act. Finance Board regulations, policies, and directives immediately transfer to the new FHFA and, during the one-year transition period, the Finance Board will be responsible for winding up its affairs. The Bank will be responsible for its share of the operating expenses for both the FHFA and the Finance Board.

•	Authorizes the U.S. Treasury to purchase obligations issued by any FHLBank, in any amount deemed appropriate by the U.S. Treasury. This temporary authorization expires December 31, 2009 and supplements the existing authority of the Treasury to purchase up to $4 billion of FHLBank obligations. There were no such purchases by the U.S. Treasury of obligations issued by the FHLBanks during the nine-month period through September 30, 2008, and the Bank has no immediate plans to request that the Treasury utilize any of its authority.

•	The director of the FHFA (the “Director”) will be responsible for setting risk-based capital standards for the FHLBanks and other capital standards and reserve requirements for FHLBank activities and products.

•	Provides the Director with broad conservatorship and receivership authority over the FHLBanks.

•	Provides that each FHLBank’s board of directors shall be comprised of thirteen (13) directors, or such other number as the Director determines appropriate. A majority of the board shall be “member” directors, i.e., persons who are directors or officers of members, and a minimum of two-fifths (2/5) shall be non-member “independent” directors (nominated by the FHLBank’s board of directors in consultation with the Advisory Council of the FHLBank). Two (2) of the “independent” directors must have experience in consumer or community interests and the remaining directors must have demonstrated financial experience. All of the directors shall be elected by the members of the FHLBank. (The previously-existing statutory provision regarding “grandfathered” member director seats for certain states remains in place, unless FHLBanks merge.)

•	Removes the maximum statutory annual limit on the compensation of the boards of the FHLBanks.

•	Allows the Director to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses. If a FHLBank is under capitalized, the Director may also restrict executive compensation. Until December 31, 2009, the Director has additional authority to approve, disapprove or modify executive compensation.

•	Requires the Director to issue regulations to facilitate the sharing of information among the FHLBanks to, among other things, assess their joint and several liability obligations.

•	Provides the FHLBanks with express statutory exemptions from complying with certain provisions of the federal securities laws.

•	Allows FHLBanks to voluntarily merge with the approval of the Director and their respective board of directors, and requires the Director to issue regulations regarding the conditions and procedures for voluntary mergers, including procedures for FHLBank member approval.

•	Allows the Director to liquidate or reorganize a FHLBank upon notice and hearing.

•	Allows FHLBank districts to be reduced to less than eight (8) districts as a result of a voluntary merger or as a result of the Director’s action to liquidate an FHLBank.

•	Provides FHLBank membership eligibility for “Community Development Financial Institutions”.

•	Moves the ‘asset cap’ for “Community Financial Institutions” (“CFIs”) up to $1.0 billion (subject to ongoing annual adjustments for inflation), and also adds loans for “community development activities” as eligible collateral that can be pledged by CFIs.

•	Provides that the FHLBanks are subject to prompt corrective action enforcement provisions similar to those currently applicable to national banks and federal savings associations.

•	Requires the Director to establish housing goals with respect to the purchase of mortgages, if any, by the FHLBanks.

•	Authorizes each FHLBank, on behalf of its members, to issue letters of credit to support tax-exempt bond issuances through December 31, 2010.

•	Authorizes the Director to issue a regulation allowing the FHLBanks, under the Affordable Housing Program, to utilize a percentage of subsidized advances for the refinancing of home loans for families having an income at or below 80% of the applicable area median income. This authority expires two years after enactment of the Act.

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
Risk Measurements. The FHLBNY’s Risk Management Policy sets up a series of risk limits that the FHLBNY calculates on a regular basis. The risk limits are as follows:
•	The option-adjusted DOE is limited to a range of +/- four years in the rates unchanged case and to a range of +/- six years in the +/-200bps shock cases. For low interest rate environments such as the one at present, the limit is adjusted to compensate for the problems with shocking rates down by 200 basis points. This quarter’s adjustment to the downshock is to make it only -100bps and the limit in the downshock is +/-5.00 years.

•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.

•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under both the +/-200bps shocks compared to the rates unchanged case.

•	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.

The FHLBNY’s portfolio, including its derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure. The FHLBNY’s last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	+200bps DOE
September 30, 2007	1.31	-4.18	2.35
December 31, 2007	-0.59	-4.77	1.48
March 31, 2008	0.58	-2.95	3.48
June 30, 2008	0.87	-2.65	1.99
September 30, 2008	0.39	-2.51	1.66
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

One Year Re-
pricing Gap
September 30, 2007	$3.136 Billion
December 31, 2007	$3.671 Billion
March 31, 2008	$3.725 Billion
June 30, 2008	$3.017 Billion
September 30, 2008	$3.359 Billion
The FHLBNY’s review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. The FHLBNY projects asset and liability volumes and spreads over a one-year horizon and then simulates expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the FHLBNY has too much exposure in its net interest income over the coming twelve month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of the FHLBNY’s expected net interest income under both +/-200bps shocks over the next twelve months is provided in the table below (note that, due to the low interest rate environment, the downshock in September 2008 was limited to -100bps):

	Sensitivity in	Sensitivity in
	the -200bps	the +200bps
	Shock	Shock
September 30, 2007	10.25%	-9.07%
December 31, 2007	-10.13%	3.45%
March 31, 2008	-9.98%	-9.42%
June 30, 2008	1.64%	-9.81%
September 30, 2008	3.18%	-5.91%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes including optionality and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (note that, due to the low interest rate environment, the downshock in September 2008 was limited to -100bps):

	Downshock	+200bps Change in
	Change in MVE	MVE
September 30, 2007	-3.30%	-4.22%
December 31, 2007	-6.51%	-1.77%
March 31, 2008	-0.97%	-5.11%
June 30, 2008	-0.57%	-3.41%
September 30, 2008	-0.72%	-2.50%
As noted, the potential declines under these shocks are within the FHLBNY’s limits of a maximum 10 percent.

The following table displays the FHLBNY’s maturity/repricing gaps as of September 30, 2008 (in millions):

	Interest Rate Sensitivity
	September 30, 2008
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$12,690	$114	$391	$299	$803
MBS Investments	4,100	1,130	2,839	2,077	2,649
Adjustable-rate loans and advances	19,603	—	—	—	—

Net unswapped	36,392	1,244	3,230	2,376	3,453

Fixed-rate loans and advances	23,285	2,400	14,189	7,402	34,723
Swaps hedging advances	52,746	(1,671)	(10,165)	(6,276)	(34,634)

Net fixed-rate loans and advances	76,031	729	4,024	1,126	88
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$112,423	$1,973	$7,254	$3,502	$3,541

Interest-bearing liabilities:
Deposits	$2,766	$3	$—	$—	$—

Discount notes	27,831	847	—	—	—
Swapped discount notes	527	(527)	—	—	—

Net discount notes	28,358	320	—	—	—

Consolidated Obligation Bonds
FHLB bonds	40,605	14,963	25,914	5,944	4,099
Swaps hedging bonds	37,091	(13,068)	(18,881)	(3,183)	(1,960)

Net FHLB bonds	77,696	1,895	7,033	2,761	2,139

Total interest-bearing liabilities	$108,820	$2,218	$7,033	$2,761	$2,139

Post hedge gaps[1]:
Periodic gap	$3,604	$(245)	$221	$741	$1,402
Cumulative gaps	$3,604	$3,359	$3,580	$4,320	$5,722
Note: Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

The following tables display the FHLBNY’s maturity/repricing gaps as of December 31, 2007 (in millions):

	Interest Rate Sensitivity
	December 31, 2007
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$15,469	$130	$428	$312	$808
MBS Investments	1,446	1,332	3,109	1,814	2,007
Adjustable-rate loans and advances	19,813	—	—	—	—

Net unswapped	36,728	1,462	3,537	2,126	2,816

Fixed-rate loans and advances	11,364	3,476	10,188	6,767	28,985
Swaps hedging advances	45,017	(1,624)	(8,196)	(6,343)	(28,855)

Net fixed-rate loans and advances	56,382	1,852	1,992	424	130
Loans to other FHLBanks	55	—	—	—	—

Total interest-earning assets	$93,165	$3,314	$5,529	$2,550	$2,946

Interest-bearing liabilities:
Deposits	$1,644	$—	$—	$—	$—

Discount notes	34,234	557	—	—	—
Swapped discount notes	—	—	—	—	—

Net discount notes	34,234	557	—	—	—

Consolidated Obligation Bonds
FHLB bonds	26,215	17,407	13,242	5,022	4,180
Swaps hedging bonds	26,551	(13,801)	(7,946)	(2,760)	(2,045)

Net FHLB bonds	52,766	3,606	5,297	2,262	2,135

Total interest-bearing liabilities	$88,645	$4,163	$5,297	$2,262	$2,135

Post hedge gaps[1]:
Periodic gap	$4,520	$(849)	$232	$287	$811
Cumulative gaps	$4,520	$3,671	$3,903	$4,190	$5,001
Note: Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4T. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at September 30, 2008. Based on this evaluation, they concluded that as of September 30, 2008, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, the FHLBNY is involved in disputes or regulatory inquiries that arise in the ordinary course of business. At the present time, there are no material pending legal proceedings against the FHLBNY.
However, certain property of the Bank is the subject of a pending legal proceeding. On September 15, 2008, an event of default occurred under outstanding derivative contracts with a notional amount of $16.5 billion between Lehman Brothers Special Financing Inc. (“LBSF”) and the Bank when credit support provider Lehman Brothers Holdings Inc. (“LBHI”) commenced a case under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). LBSF commenced a case under Chapter 11 of the Bankruptcy Code on October 3, 2008. The Bank had pledged $509.6 million to LBSF in cash as collateral. The Bank had certain obligations due to LBSF as of September 30, 2008. The net amount that is due to the Bank after giving effect to obligations that are due LBSF was approximately $64.5 million as of September 30, 2008. The amount that the Bank actually recovers will ultimately be decided in the course of LBSF’s bankruptcy case. As such, the Bank has fully reserved the LBSF receivables as the bankruptcies of LBSF and LBHI make the timing and the amount of the recovery uncertain.
Item 1A. RISK FACTORS
For more information about risk factors, please refer to pages 28-31 of the FHLBNY’s Form 10-K for the fiscal year ended December 31, 2007. Uncertainty with regard to the magnitude of future write-downs of mortgage-related holdings on the books of commercial banks and securities dealers has resulted in heightened counterparty risk, which is the risk that a financial institution is unable to perform under its contractual obligations with its trading counterparts.
The financial crises in the U.S. markets and economy has intensified in the third quarter of 2008 and is expected to continue into the fourth quarter of 2008 and beyond, resulting in a further decline in investor confidence. Loss of investor confidence may lead to curtailed or inconsistent purchase of FHLBank issued bonds. The FHLBNY’s primary source of funds is the sale of consolidated obligations in the capital markets. The FHLBNY’s ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond the FHLBNY’s control. The actions taken by the U.S. government (i.e., conservatorship for Fannie Mae and Freddie Mac, AIG loan facility, guaranty program for money market mutual funds and the Troubled Asset Relief Program, and other actions), have also reduced dealer and investor sponsorship for long-term debt issued by the FHLBanks, which resulted in increased funding costs. Because of these factors the FHLBNY may not be able to obtain funding on terms consistent with the past. If the FHLBNY cannot access funding when needed on reasonable terms, its ability to support and continue operations could be adversely affected, which could negatively affect their financial condition and results of operations.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Exhibit No.	Identification of Exhibit

10.01	United States Department of Treasury Lending Agreement, dated September 9, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 9, 2008.

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.01	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF NEW YORK (Registrant)
By:	/s/ Patrick A. Morgan
Patrick A. Morgan
Senior Vice President and Chief Financial Officer Federal Home Loan Bank of New York (on behalf of the Registrant and as Principal Financial Officer)
Date: November 14, 2008

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

10.01	United States Department of Treasury Lending Agreement, dated September 9, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 9, 2008.

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.01	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350