Form 10-K
period 2008-12-31
Federal Home Loan Bank of New York
filed 2009-03-27
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of February 28, 2009 was 54,508,530.

Federal Home Loan Bank of New York
2008 Annual Report on Form 10-K

ITEM 1. BUSINESS
General
The Federal Home Loan Bank of New York (“FHLBNY” or “the Bank”) is a federally chartered corporation, exempt from federal, state and local taxes except real property taxes. It is one of twelve district Federal Home Loan Banks (“FHLBanks”). The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”). Each FHLBank is a cooperative owned by member institutions located within a defined geographic district. The members purchase capital stock in the FHLBank and generally receive dividends on their capital stock investment. The FHLBNY’s defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. The FHLBNY provides a readily available, low-cost source of funds for its member institutions. The FHLBNY does not have any wholly or partially owned subsidiaries, nor does it have an equity position in any partnerships, corporations, or off-balance-sheet special purpose entities. The Bank does have two grantor trusts related to employee benefits programs, and these are more fully described in Note 17 — Employee Retirement Plans to the financial statements.
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
Members of the FHLBNY must purchase FHLBNY stock according to regulatory requirements. (For more information, see Note 13 — Mandatorily redeemable capital stock and Note 14 — Capital to the financial statements). The business of the cooperative is to provide liquidity for our members (primarily in the form of advances referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, the Bank operates such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district. All members are required to purchase capital stock in FHLBNY as a condition of membership. For the year ending December 31, 2008, community financial institutions are defined as FDIC-insured depository institutions having average total assets of $1.0 billion. Annually, the Federal Housing Finance Agency (“Finance Agency”), formerly the Finance Board, will adjust the total assets “cap” to reflect any percentage increase in the preceding year’s Consumer Price Index.
A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired an FHLBNY member. Because the Bank operates as a cooperative, the FHLBNY conducts business with related parties in the normal course of business and considers all members and non-member stockholders as related parties in addition to the other FHLBanks. (For more information, see Note 9 — Related party transactions to the financial statements. See also Item 13 — Certain Relationships and Related Transactions, and Director Independence in this Form 10-K).

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
As of July 2008, the FHLBNY is supervised and regulated by the Federal Housing Finance Agency (“Finance Agency”), which is an independent agency in the executive branch of the U.S. government. The Finance Agency ensures that the FHLBNY carries out its housing and community development mission, remains adequately capitalized and able to raise funds in the capital markets, and operates in a safe and sound manner. However, while the Finance Agency establishes regulations governing the operations of the FHLBanks, the Bank functions as a separate entity with its own management, employees and board of directors.
The FHLBNY’s website is www.fhlbny.com. The FHLBNY has adopted, and posted on its website, a Code of Business Conduct and Ethics applicable to all of its employees and directors.
Market Area
The FHLBNY’s market area is the same as its membership district — New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. Institutions that are members of the FHLBNY must have their principal places of business within this market area but may also operate elsewhere. The FHLBNY had 311 and 291 members at December 31, 2008 and 2007.
The most recent market analysis performed in 2008 indicated that in the Bank’s district, there are less than 50 banks, thrifts and credit unions eligible for membership but have not joined. Of these, the FHLBNY considers only a limited number as attractive candidates for membership. An attractive candidate for membership is an institution that is likely to do sufficient advance business with the FHLBNY within a reasonable period of time so that the stock that the potential member will likely to be required to purchase under the provisions of membership will not dilute the dividend on the existing members’ stock. Characteristics that identify attractive candidates include an asset base of $100 million or greater, an established practice of wholesale funding, a high loan-to-deposit ratio, strong asset growth, sufficient eligible collateral, and management that had experience with the FHLBanks during previous employment.
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

The following table summarizes the FHLBNY’s members by type of institution.

	Commercial	Thrift	Credit	Insurance
	Banks	Institutions	Unions	Companies	Total

December 31, 2008	151	115	40	5	311

December 31, 2007	139	116	35	1	291
Business Segments
The FHLBNY manages and reports on its operations as a single business segment. Senior management and the FHLBNY’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance . All of the FHLBNY’s revenues are derived from U.S. operations. For more information, see Note 21 — Segment Information and concentration to the financial statements.
The FHLBNY’s cooperative structure permits it to expand and contract with demand for advances and changes in membership. When advances are paid down, either because the member no longer needs the funds or because the member has been acquired by a non-member and funds are no longer needed, the stock associated with the advances is immediately redeemed. When advances are paid before maturity, the FHLBNY collects fees that make the FHLBNY financially indifferent to the prepayment. The FHLBNY’s operating expenses are very low, about 6.0-7.5 basis points on average assets. Dividend capacity, which is a function of net income and the amount of stock outstanding, is largely unaffected by the prepayment, since future stock and future income are reduced more or less proportionately. We believe that the FHLBNY will be able to meet its financial obligations and continue to deliver balanced value to members even if demand for advances drops significantly or if members are lost to acquisitions.
Products and Services
The FHLBNY offers to its members several correspondent banking services as well as safekeeping services. The fee income that is generated from these services is not significant. The FHLBNY also issues standby letters of credit on behalf of members at a fee. The total of income derived from such services was about $3.4 million for the year ended December 31, 2008 and about $3.3 million in 2007 and $3.4 million in 2006. On an infrequent basis, the FHLBNY may act as an intermediary to purchase derivative instruments for members.
The FHLBNY provides the Mortgage Partnership Finance® program to its members as another service. However, the FHLBNY does not expect the program to become a significant factor in its operations. The interest revenues derived from this program and another inactive mortgage program aggregated $77.9 million for the year ended December 31, 2008 and $78.9 million and $76.1 million for the years ended December 31, 2007 and 2006. The revenues were not a significant source of Net interest income for the FHLBNY.
The FHLBNY’s short-term investments certificates of deposits, Federal funds sold and interest-earning deposits placed with high-rated financial institutions provide immediate liquidity to satisfy members’ needs for funds. Investments in mortgage-backed securities, classified as held-to-maturity and available-for-sale, and housing finance agency bonds, classified as held-to-maturity, provide additional earnings to enhance dividend potential for members. As a cooperative, the FHLBNY strives to provide its members a reasonable return on their investment in the FHLBNY’s capital stock. The interest income derived from investments aggregated $1.0 billion, $1.2 billion and $1.0 billion for the years ended December 31, 2008, 2007 and 2006 and represented 23.4%, 25.2% and 23.3% of total interest income for those years.

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
Advances to members, including former members, constituted 79.4% and 75.1% of the FHLBNY’s Total assets of $137.5 billion and $109.2 billion at December 31, 2008 and 2007. In terms of revenues, interest income derived from advances was $3.0 billion, $3.5 billion, and $3.3 billion, representing 74.7%, 73.2% and 75.0% of total interest income for the years ended December 31, 2008, 2007 and 2006. These metrics have remained relatively stable over time. Most of the FHLBNY’s critical functions are directed at supporting the borrowing needs of the FHLBNY’s members, managing the members’ associated collateral positions, and providing member support operations.
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
Highlights of the Bank’s Advances offered to members are as follows (outstanding par amounts by Advances by product type are disclosed in a table in the MD&A section captioned Financial Condition: Assets, Liabilities, Capital, Commitments and Contingencies):
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
Letters of Credit
The FHLBNY may issue standby financial letters of credit (“Letters of Credit”) on behalf of members to facilitate members’ residential and community lending, provide members with liquidity, or assist members with asset/liability management. Where permitted by law, members may utilize FHLBNY letters of credit to collateralize deposits made by units of state and local governments (“municipal deposits”). The FHLBNY’s underwriting and collateral requirements for securing Letters of Credit are the same as its requirements for securing advances.
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
Acquired Member Assets Programs
Utilizing a risk-sharing structure, the FHLBanks are permitted to acquire certain assets from or through their members. These initiatives are referred to as Acquired Member Assets (“AMA”) programs. At the FHLBNY, the Acquired Member Assets initiative is the Mortgage Partnership Finance® (“MPF®”) Program, which provides members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market. In the MPF Program, the FHLBNY purchases conforming fixed-rate mortgages originated or purchased by its members. Members are then paid a fee for assuming a portion of the credit risk of the mortgages acquired by the FHLBNY. Members assume credit risk by providing a credit enhancement guarantee to the FHLBNY. This guarantee provides a double-A equivalent level of creditworthiness on the mortgages. The amount of this guarantee is fully collateralized by the member. The FHLBNY assumes the remainder of the credit risk along with the interest rate risk of holding the mortgages in its portfolio.

In a typical MPF Program, the Participating Financial Institution (“PFI”) sells previously closed loans to the FHLBNY. In the past, the FHLBNY has also purchased loans on a flow basis (referred to as “table-funding,” which means that the PFI uses the FHLBNY’s funds to make the mortgage loan to the borrower). The PFI closes the loan “as agent” for the FHLBNY. Table funded loans are restricted to the Mortgage Partnership Finance 100 product (“MPF 100”). The Finance Agency specifically authorized table funded loans in its regulations authorizing the MPF Program and the only product initially offered for the first two years of the MPF Program was for table funded loans. The Finance Agency’s initial resolutions were specifically extended by the Acquired Member Assets Regulations (12 CFR Part 955).
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
On September 23, 2008, the FHLBank of Chicago announced the launch of the MPF Xtra product which provides participating FHLbanks and PFIs with an additional new balance sheet mortgage sale alternative. Loans sold to the FHLBank of Chicago through the MPF Xtra product will concurrently be sold to Fannie Mae, as a third party investor, and will not be held on the FHLBank of Chicago’s balance sheet. Unlike other MPF products, under the MPF Xtra product PFIs are not required to provide credit enhancement and would not receive credit enhancement fees. As of December 31, 2008, the FHLBNY has not participated in this program.
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

The FHLBank of Chicago developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. Finance Agency regulations define the acquisition of acquired member assets (“AMA”) as a core mission activity of the FHLBanks. In order for MPF Loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF Loans is shared with PFIs.
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

MPF Product Comparison Table

		PFI Credit			Servicing
		Enhancement	Credit	Credit	Fee
	MPF Bank	Size	Enhancement	Enhancement	retained
Product Name	FLA [1]	Description	Fee to PFI	Fee Offset [2]	by PFI
Original MPF	3 to 5 basis points/added each year based on the unpaid balance	Equivalent to “AA”	9 to 11 basis points/year — paid monthly	No	25 basis points/year

MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year — paid monthly; performance based after 2 or 3 years	Yes — After first 2 to 3 years	25 basis points/year

MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year — paid monthly; performance based	Yes	25 basis points/year

MPF Xtra	N/A	N/A	N/A	N/A	25 basis points/year

MPF Plus	Sized to equal expected losses	0-20 bps after FLA and SMI to “AA”	6 to 7 basis points/year fixed plus 6 to 7 basis points/year performance based (delayed for 1 year); all fees paid monthly	Yes	25 basis points/year

MPF Government	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	N/A	44 basis points/year plus 2 basis points/year[3]

[1]	MPF Program Master Commitments participated in or held by the Bank as of December 31, 2008.

[2]	Future payouts of performance-based credit enhancement fees are reduced when losses are allocated to the FLA.

[3]	For Government Loan Master Commitments issued after February 1, 2007, only the customary 0.44% (44 basis points) per annum servicing fee is paid based on the outstanding aggregate principal balance of the MPF Government Loans.

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
Effective May 2004, the FHLBNY retains 100% of loans acquired from its PFIs for its own investment.

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
Affordable Housing Program and Other Mission Related Programs
Federal Housing Finance Agency regulation Part 952.5 (a) (“Community Investment Cash Advance Programs”) states in general that each FHLBank shall establish an Affordable Housing Program in accordance with part 951, and a Community Investment Program. As more fully discussed under the section “Assessments” in this Form 10-K, annually, the 12 FHLBanks, including the FHLBNY, must set aside for the Affordable Housing Program the greater of $100 million or 10 percent of regulatory defined net income.
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
Investments
The FHLBNY maintains portfolios of investments to provide additional earnings and for liquidity purposes. Investment income also bolsters the FHLBNY’s capacity to fund Affordable Housing Program projects, to cover operating expenditures, and to satisfy the Resolution Funding Corporation (REFCORP) assessment. To help ensure the availability of funds to meet member credit needs, the FHLBNY maintains a portfolio of short-term investments issued by highly-rated financial institutions. The investments include overnight Federal funds, term Federal funds, interest-bearing deposits, and certificates of deposit. The FHLBNY further enhances interest income by holding long-term investments classified as held-to-maturity, and investments classified as available-for-sale. These portfolios primarily consist of mortgage-backed securities issued by government-sponsored mortgage enterprises and U.S. government agencies. The FHLBNY’s securities portfolio also includes a smaller portfolio of privately issued mortgage-backed and residential asset-backed securities, which were primarily acquired prior to 2004. Investments in mortgage-backed securities must carry, at the time of acquisition, the highest credit ratings from Moody’s Investors Service (“Moody’s”) or Standard & Poor’s (“S&P”). The FHLBNY also has investments in housing-related obligations of state and local governments and their housing finance agencies, which are required to carry ratings of AA or higher at time of acquisition. Housing-related obligations help to liquefy mortgages that finance low- and moderate-income housing. The long-term investment portfolio generally provides the FHLBNY with higher returns than those available in the short-term money markets. For more information about investments, see section Asset Quality and Concentration — Advances, Investment securities, and Mortgage Loans, in this MD&A.
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

The FHLBNY also limits the book value of the FHLBNY’s investments in mortgage-backed and residential asset-backed securities, collateralized mortgage obligations (“CMOs”), Real Estate Mortgage Investment Conduits “REMICs”), and other eligible asset-backed securities, collectively mortgage-backed securities or “MBS”, to not exceed 300% of the Bank’s previous month-end capital on the day it purchases the securities. At the time of purchase, all securities purchased must carry the highest rating assigned by Moody’s or S&P.
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
Debt Financing — Consolidated Obligations
The primary source of funds for the FHLBNY is the sale of debt securities, known as consolidated obligations, in the U.S. and Global capital markets. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the twelve FHLBanks. Consolidated obligations are not obligations of the United States, and the United States does not guarantee them. Consolidated obligations are currently rated Aaa/P-1 by Moody’s and AAA/ A-1+ by S&P. These are the highest ratings available for such debt from a Nationally Recognized Statistical Rating Organization (NRSRO). These ratings indicate that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal and interest on consolidated obligations and that the consolidated obligations are judged to be of the highest quality with minimal credit risk. The ratings on the FHLBanks’ consolidated obligations also reflect the FHLBank System’s status as a government-sponsored enterprise (GSE). These ratings have not been affected by rating actions taken with respect to individual FHLBanks. The FHLBNY is also currently rated Aaa/P-1 by Moody’s and AAA/ A-1+ by S&P. Investors should note that a rating issued by an NRSRO is not a recommendation to buy, sell or hold securities and that the ratings may be revised or withdrawn by the NRSRO at any time. Investors should evaluate the rating of each NRSRO independently.
At December 31, 2008 and 2007, the par amounts of consolidated obligations outstanding, bonds and discount notes, for all 12 FHLBanks aggregated $1,251.5 billion and $1,189.7 billion. In comparison, the par amounts of the FHLBNY’s consolidated obligations outstanding at December 31, 2008 and 2007 aggregated $127.4 billion and $101.0 billion.
Although the FHLBNY is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the following rules apply: the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock from, any member or non-member stockholder until the Finance Agency, the regulator of the FHLBanks, approves the FHLBNY’s consolidated obligation payment plan or other remedy and until the FHLBNY pays all the interest or principal currently due under all its consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.

To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Agency determines that the non-complying FHLBank is unable to make the payment, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks in proportion to each FHLBank’s participation in all consolidated obligations outstanding or on any other basis determined by the Finance Agency.
Finance Agency regulations state that the FHLBanks must maintain, free from any lien or pledge, the following types of assets in an amount at least equal to the face amount of consolidated obligations outstanding:
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
The Office of Finance may reject the FHLBNY’s request, and the requests of other FHLBanks, to raise funds through the issuance of consolidated obligations on particular terms and conditions if the Office of Finance determines that its action is consistent with its Finance Agency’s mandated policies that require consolidated obligations to be issued efficiently and at the lowest all-in cost of funds over time. The FHLBNY has never been denied access under this policy for all periods reported.
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
Twice weekly, FHLBanks may also request that specific amounts of discount notes with fixed maturity dates ranging from 4 to 26 weeks be offered by the Office of Finance through a competitive auction conducted with securities dealers in the discount note selling group. One or more of the FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding based on their requests at a weighted average rate of the winning bids from the dealers. If the bids submitted are less than the total of the FHLBanks’ requests, a FHLBank receives funding based on that FHLBank’s capital relative to the capital of other FHLBanks offering discount notes.
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
The FHLBNY may pay dividends from retained earnings and current income. The FHLBNY’s Board of Directors may declare and pay dividends in either cash or capital stock. Dividends and the dividend policy of the FHLBNY are subject to Finance Agency regulations and policies.
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
As of December 31, 2008 and 2007, management determined that the amounts of retained earnings necessary to achieve the objectives based on the risk profile of the FHLBNY’s balance sheet were $212.2 million and $159.2 million. Actual unrestricted retained earnings as of December 31, 2008 and 2007 were $382.9 million and $418.3 million. Management has not determined at this time its expected dividend payout ratios in 2009. Management is also in the process of re-evaluating the retained earnings target due to prevailing market conditions. The new methodology is likely to establish a higher retained earnings target.
The Retained Earnings and Dividend Policy establishes a dividend payout after determining a retained earnings target amount, based on an assessment methodology approved by the Board of Directors, that reasonably identifies and quantifies all material risks faced by the FHLBNY. The final dividend payout is subject to Board of Directors’ approval and the applicable Finance Agency regulations.
The following table summarizes the impact of dividends on the FHLBNY’s retained earnings for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006

Retained earnings, beginning of year	$418,295	$368,688	$291,413
Net Income for the year	259,060	323,105	285,195

	677,355	691,793	576,608
Dividend paid in the year [1]	(294,499)	(273,498)	(207,920)

Retained earnings, end of year	$382,856	$418,295	$368,688

[1]	Dividends are not accrued at quarter end; they are declared and paid in the month following the end of the quarter.

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
The FHLBNY competes for funds raised through the issuance of unsecured debt in the national and global debt markets. Competitors include Federal National Mortgage Association “Fannie Mae”, Federal Home Loan Mortgage Corp. “Freddie Mac” and other Government Sponsored Enterprises, as well as corporate, sovereign, and supranational entities. The FHLBanks have begun to face competition from several government programs created in light of the credit crisis, which have provided competitive alternatives to their members, including the Troubled Asset Relief Program (TARP), the Federal Reserve’s Term Auction Facility, and the Temporary Liquidity Guarantee Program (TLGP). Increases in the supply of competing debt products could, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and the cost of funds can be adversely affected by regulatory initiatives that could reduce demand for Federal Home Loan Bank system debt. Although the available supply of funds has kept pace with the funding needs of the FHLBNY’s members, there can be no assurance that this will continue to be the case indefinitely.
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
Competition among the twelve member banks of the Federal Home Loan Bank system (“FHLBanks”) is limited. A member bank holding company with multiple banking charters may operate in multiple Federal Home Loan Bank districts. If the member has a centralized treasury function, it is possible that there could be competition for advances. A limited number of financial institutions who are members of the FHLBNY are part of bank holding companies with multiple charters, and could therefore be affiliated with other FHLBanks. The FHLBNY does not believe that the amount of advances borrowed, or the amount of capital stock held, is material in the context of its competitive environment. Certain large member financial institutions, operating in the FHLBNY’s district may borrow unsecured Federal funds from other FHLBanks. The FHLBNY is not prohibited by regulation from purchasing short-term investments from its members. However, the FHLBNY’s current practice is not to permit members to borrow unsecured funds from the FHLBNY. Therefore the FHLBNY does not compete with other FHLBanks in the unsecured Federal funds market.

An indirect but growing source of competition is the acquisition of a FHLBNY member bank by a member of another FHLBank. Under Finance Agency regulations, the acquired member is no longer a member of the FHLBNY and cannot borrow additional funds from the FHLBNY. In addition, the non-member may not renew advances when they mature. Former members of the FHLBNY, who by virtue of being acquired attained non-member status, had advances borrowed and outstanding of $2.7 billion and $3.3 billion at December 31, 2008 and 2007. Such non-members also held capital stock, which was reported as Mandatorily redeemable capital stock of $143.1 million and $238.6 million at December 31, 2008 and 2007 and classified as a liability in the Statements of Condition.
Oversight, Audits, and Examinations
The FHLBNY is supervised and regulated by the Federal Housing Finance Agency (“Finance Agency”), which was created on July 30, 2008, when the President signed into law the Housing and Economic Recovery Act of 2008. The Act created a regulator with all of the authorities necessary to oversee vital components of our country’s secondary mortgage markets — Fannie Mae, Freddie Mac, and the Federal Home Loan Banks. In addition, this law combined the staffs of the Office of Federal Housing Enterprise Oversight (OFHEO), the Federal Housing Finance Board (FHFB), and the GSE mission office at the Department of Housing and Urban Development (HUD). The establishment of FHFA will promote a stronger, safer U.S. housing finance system, affordable housing and community investment through safety and soundness oversight of Fannie Mae, Freddie Mac and the Federal Home Loan Banks. James B. Lockhart III, is the Director (CEO) and Chairman of the Oversight Board of the Federal Housing Finance Agency, regulator of Fannie Mae, Freddie Mac and the 12 Federal Home Loan Banks. He assumed that position with the signing of the Housing and Economic Recovery Act on July 30, 2008. He was the Director of OFHEO, which is now part of FHFA. He was nominated by President Bush to that position and confirmed by the Senate in June 2006.
The FHLBNY is required to comply with the rules, regulations, guidelines, and orders issued under the Federal Housing Enterprises Financial Safety and Soundness Act Housing Act and the FHLBank Act. The FHLBNY also carries out its statutory mission only through activities that are authorized under and consistent with the Federal Housing Enterprises Financial Safety and Soundness Act Housing Act and the FHLBank.
The Government Corporation Control Act provides that, before a government corporation may issue and offer obligations to the public, the Secretary of the Treasury shall: prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price. The U.S. Department of the Treasury receives the Finance Agency’s annual report to Congress, monthly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.
The FHLBNY has an internal audit department; the FHLBNY’s Board of Directors has an Audit Committee; an independent registered public accounting firm audits the annual financial statements of the FHLBNY. The independent registered public accounting firm conducts these audits following auditing standards established by the Public Company Accounting Oversight Board (United States). The FHLBanks, the Finance Agency, and Congress all receive the audit reports. The FHLBNY must also submit annual management reports to Congress, the President, the Office of Management and Budget, and the Comptroller General. These reports include: Statements of financial condition, operations, and cash flows; a Statement of internal accounting and administrative control systems; and the Report of the independent registered public accounting firm on the financial statements and internal controls over financial reporting.
The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Agency and the FHLBanks, including the FHLBNY, and to decide the extent to which they fairly and effectively fulfill the purpose of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the FHLBNY’s financial statements conducted by a registered independent public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget and the FHLBNY. The Comptroller General may also conduct his or her own audit of any financial statements of the FHLBNY.

Personnel
As of December 31, 2008 the FHLBNY had 247 full-time and 4 part-time employees. At December 31, 2007, there were 238 full-time and 8 part-time employees. The employees are not represented by a collective bargaining unit, and the FHLBNY considers its relationship with its employees to be good.
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
Each FHLBank is required to make payments to REFCORP (20% of annual GAAP net income after payment of AHP assessments) until the total amount of payments actually made is equivalent to a $300.0 million annual annuity whose final maturity date is April 15, 2030. The Regulator will shorten or lengthen the period during which the FHLBanks must make payments to REFCORP depending on actual payments relative to the referenced annuity. In addition, the Regulator, in consultation with the U.S. Secretary of the Treasury, selects the appropriate discounting factors used in calculating the annuity.
The REFCORP assessment of the FHLBanks was a negative $99.0 million (cash payment of $35.0 million) for the fourth quarter of 2008 and $210.0 million (cash payment of $209.0 million) for the fourth quarter of 2007. The REFCORP assessment of the FHLBanks was $412.0 million (cash payment of $611.0 million) for 2008 and $704.0 million (cash payment of $703.0 million) for 2007. The cash payments are made based on preliminary GAAP net income amounts due to the timing requirement of the payment. Any FHLBank with a net loss for a quarter is not required to pay the REFCORP assessment for that quarter. As specified in the applicable regulation that implements section 607 of the Gramm-Leach-Bliley Act of 1999 (GLB Act), the amount by which the REFCORP payment for any quarter exceeds the $75.0 million benchmark payment is used to simulate the purchase of zero-coupon U.S. Treasury bonds to “defease” all or a portion of the most-distant remaining quarterly benchmark payment. The defeased benchmark payments (or portions thereof) can be reinstated if future actual REFCORP payments fall short of the $75.0 million benchmark in any quarter. The $40.0 million by which the fourth quarter 2008 REFCORP payment fell short of the $75.0 million quarterly benchmark, along with the $182.0 million of credits due to FHLBanks that overpaid their 2008 annual REFCORP assessment, reinstated the $49.0 million defeasance of the benchmark payment due on July 15, 2012, the defeasance of the entire benchmark payments due on October 15, 2012 and January 15, 2013, and the defeasance of $32.0 million of the benchmark payment due on April 15, 2013.

As a result of both the $40.0 million by which the fourth quarter 2008 REFCORP payment fell short of the $75 million quarterly benchmark and the $182.0 million of credits due to FHLBanks that overpaid their 2008 annual REFCORP assessment, the overall period during which the FHLBanks must continue to make quarterly payments was extended to April 15, 2013, effective at December 31, 2008, from July 15, 2012, effective at September 30, 2008. This date assumes that the FHLBanks will pay exactly $300.0 million annually after December 31, 2008 until the annuity is fully satisfied. This compares to the outside date of October 15, 2013, effective at December 31, 2007, based on REFCORP payments made through 2007.
The following table summarizes assessments due from the 12 FHLBanks to REFCORP (dollars in millions):

	REFCORP Reinstatement Summary
	For the Fourth Quarter 2008 Payment
		Interest Rate Used
	Amount of	To Discount the	Present Value OF
	Benchmark Payment	Future Benchmark	Benchmark Payment
	Reinstated	Payment	Reinstated

Payment Due Date
July 15, 2012	$(49)	0.98%	$(47)
October 15, 2012	(75)	1.06%	(72)
January 15, 2013	(75)	1.03%	(72)
April 15, 2013 (most distant remaining payment)	(32)	1.15%	(31)

Total	$(231)		$(222)

The cumulative amount to be paid to REFCORP by the FHLBNY is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the FHLBNY experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s full year net income. If the FHLBNY had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBNY experienced a net loss for a full year, the FHLBNY would have no obligation to the REFCORP for the year.
Affordable Housing Program (“AHP” or “Affordable Housing Program”) Assessments. Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100.0 million or 10 percent of regulatory net income. Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock under Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) and the assessment for Affordable Housing Program, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. The FHLBNY accrues the AHP expense monthly.

The FHLBNY charges the amount set aside for Affordable Housing Program to income and recognizes the amounts set aside as a liability. The Bank relieves the AHP liability as members use subsidies. In periods where the FHLBNY’s regulatory income before Affordable Housing Program and REFCORP is zero or less, the amount of AHP liability is equal to zero, barring application of the following. If the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program and REFCORP to the sum of the income before Affordable Housing Program and REFCORP of the 12 FHLBanks. There was no shortfall in the years ended 2008, 2007, or 2006.
ITEM 1A. RISK FACTORS
The following risk factors along with all of the other information set forth in this Annual Report on Form 10-K, including the financial statements and accompanying notes, should be considered. If any of the events or developments described in this section were to occur, the business, financial condition or results of operations could be adversely affected.
The financial crises in the U.S. markets and economy intensified in the third quarter of 2008 and is expected to continue in 2009 and beyond, resulting in a further decline in investor confidence. Loss of investor confidence may lead to curtailed or inconsistent purchase of FHLBank issued bonds. The FHLBNY’s primary source of funds is the sale of consolidated obligations in the capital markets. The FHLBNY’s ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond the FHLBNY’s control. The actions taken by the U.S. government (i.e., conservatorship for Fannie Mae and Freddie Mac, AIG loan facility, guaranty program for money market mutual funds and the Troubled Asset Relief Program, and other actions), have also reduced dealer and investor sponsorship for long-term debt issued by the FHLBanks, which resulted in increased funding costs. Because of these factors the FHLBNY may not be able to obtain funding on terms consistent with the past. If the FHLBNY cannot access funding when needed on reasonable terms, its ability to support and continue operations could be adversely affected, which could negatively affect their financial condition and results of operations.
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
The FHLBanks are governed by federal laws and regulations, which could change or be applied in a manner detrimental to the FHLBNY’s operations. The FHLBanks are government-sponsored enterprises (“GSEs”), organized under the authority of the FHLBank Act, and, as such, are governed by federal laws and regulations of the Finance Agency, an independent agency in the executive branch of the federal government. From time to time, Congress has amended the FHLBank Act in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Agency could have a negative effect on the FHLBanks’ ability to conduct business or its costs of doing business.
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

The FHLBNY may become liable for all or a portion of the consolidated obligations of the FHLBanks, which could negatively impact the FHLBNY’s financial condition and results of operations. The FHLBNY is jointly and severally liable along with the other Federal Home Loan Banks for the consolidated obligations issued on behalf of the Federal Home Loan Banks through the Office of Finance. Dividends on, redemption of, or repurchase of shares of the FHLBNY’s capital stock can not occur unless the principal and interest due on all consolidated obligations have been paid in full. If another Federal Home Loan Bank were to default on its obligation to pay principal or interest on any consolidated obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining Federal Home Loan Banks on a pro rata basis or on any other basis the Finance Agency may determine. As a result, the FHLBNY’s ability to pay dividends on, to redeem, or to repurchase shares of capital stock could be affected by the financial condition of one or more of the other Federal Home Loan Banks. However, no Federal Home Loan Bank has ever defaulted on its debt since the FHLB System was established in 1932.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Under the FHLBank Act, the only matter that is submitted to shareholders for a vote is the annual election of FHLBank Directors. Consistent with the foregoing, the only matters involving a vote of FHLBNY shareholders in 2008 were two elections of certain Directors, which occurred in the last quarter of 2008. (Typically, there is only one election of Directors; however, the changes that resulted from the enactment of the Housing Economic and Recovery Act of 2008 [“HERA”] in the middle of 2008 led to the need for two separate sets of elections. It is expected that there will only be one election in 2009.) The FHLBNY conducted these elections in order to fill Member and Independent Director seats whose terms expired on December 31, 2008, and to fill a newly-created (as of January 1, 2009) Independent Director seat. These elections were conducted in accordance with Federal Housing Finance Agency (“Finance Agency”) regulations. Information about these elections is set forth below.
Eligibility to Vote in Director Elections
Voting rights of shareholders with regard to the election of Directors are established through Finance Agency regulations. Specifically, holders of stock that were members of the FHLBNY as of the record date — December 31st of the year immediately preceding an election — are entitled to participate in the election process. Each eligible member is entitled to cast one vote for each share of stock that the member was required to hold as of the record date; however, the number of votes that each member may cast for each Directorship can not exceed the average number of shares of stock that were required to be held as of the record date by all members in the state where the member is located. The Director election process is conducted by mail; no in-person meetings of the members are held.
Member Directors
Eligible members may nominate persons who are officers or directors of FHLBNY members in their states to serve as Member Directors (formerly known as “elected directors” prior to the adoption of HERA) on the FHLBNY’s Board of Directors. After the slate of nominees is finalized, each member is then eligible to vote to fill the open director seats in the state in which its principal place of business is located.
The number of Member Directorships on the Board is allocated by state and such allocation is performed by the Finance Agency each year in accordance with provisions of the Federal Home Loan Bank Act located at 12 U.S.C. 1427. This allocation is based primarily on the number of shares of capital stock required to be held by the members in each state in the Bank’s district as of the end of the calendar year preceding the election. Throughout 2008, and continuing through the date of this Report on Form 10-K, the Bank had ten Member Director positions on its Board. Of these ten Member Director positions, five were allocated to New York, four to New Jersey and one to Puerto Rico and the U.S. Virgin Islands.

The table below shows the total number of Member Directorships designated by the Finance Agency for each state in the Bank’s district for 2008 and for 2009, and the number of director positions that were required to be filled in the course of the Bank’s 2008 election of Member Directors:

	Total Member
	Directorships	Member Directorships
State	for 2008 and for 2009	Up For Election in the 2008 Election Process

New Jersey	4	1

New York	5	2

Puerto Rico & U.S. Virgin Islands	1	0

District Total	10	3
2008 Member Director Election Results
On November 3, 2008, the stockholders of the FHLBNY elected Messrs. Jay M. Ford, Thomas M. O’Brien and George Strayton as Member Directors of the FHLBNY to each serve on the Board commencing January 1, 2009. Mr. Ford and Mr. O’Brien were elected to four year terms; Mr. Strayton was elected to a three year term. The following information summarizes the results of the election:
New York
In New York, two Member Directorships were open and needed to be filled. Incumbent Member Director Thomas M. O’Brien received 2,099,402 votes and Incumbent Member Director George Strayton received 2,040,829 votes, respectively, and were both elected. One other nominee received 259,805 votes. 7,557,770 votes were not cast.
New Jersey
In New Jersey, one Member Directorship was open and needed to be filled. Incumbent Member Director Jay M. Ford received 1,529,046 votes and was elected. One other nominee received 377,261 votes. 1,150,411 votes were not cast.
Other Information Regarding the Composition of the Member Directors During 2008 and 2009
Apart from the Member Directors described above, each of the following Member Directors served on the Board throughout 2008, and their terms continued into 2009: Joseph R. Ficalora, James W. Fulmer, José Ramon Gonzalez, Ronald E. Hermance, Katherine J. Liseno, Kevin J. Lynch and John M. Scarchilli. In addition:
* Member Director and then-Board Chair David W. Lindstrom left the Board on May 7, 2008. On June 19, 2008, the Board voted to elect Mr. Jay M. Ford to fill the unexpired term of Mr. Lindstrom for the period from June 19, 2008 through and including December 31, 2008. As mentioned above, Director Ford was elected by the FHLBNY’s members for a new term commencing on January 1, 2009.
* Member Director Carl A. Florio left the Board on January 22, 2008. On April 2, 2008, the Board voted to elect Mr. Thomas M. O’Brien to fill the unexpired term of Mr. Florio from the period April 3, 2008 through and including December 31, 2008. As mentioned above, Director O’Brien was elected by the FHLBNY’s members for a new term commencing on January 1, 2009.

Independent Directors
In addition to the aforementioned group of Member Directors, the remainder of the FHLBNY’s Directors consist of “Independent Directors”. These are Directors who are not an officer or a director of a member institution of the FHLBNY. To qualify as an independent director, persons must have experience in, or knowledge of, one or more of the following areas: auditing and accounting; derivatives; financial management; organizational management; project development; risk management practices; or the law. In addition, there is a subset of Independent Directorships known as “Public Interest” Directorships. To qualify as a Public Interest Director, persons must have more than four years experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Unlike Member Directors, Independent Directors do not represent the interests of a particular state and so the entire membership votes for them. Each FHLBank must have at least two Public Interest Directors on its Board.
Until the middle of 2008, the Board of Directors of a FHLBank submitted the names of potential ‘appointed’ directors (the former name of the Directors now known as Independent Directors) to the Federal Housing Finance Board (the predecessor of the Finance Agency) for the regulator’s consideration. The ultimate determination of whether a person was eligible to serve as an appointed director and the selection of the appointed directors remained solely within the discretion of the Federal Housing Finance Agency. However, the enactment of HERA on July 30, 2008 resulted in (i) the renaming of appointed directors as ‘Independent Directors; (ii) the elimination of the ability of the FHLBank’s regulator to appoint any Directors (independent or member) to the Board of a FHLBank; and (iii) the imposition of a requirement that the Boards of each FHLBank, in consultation with their Affordable Housing Advisory Committees, and subject to the approval of the Federal Housing Finance Agency, submit names of potential Independent Director candidates to eligible Bank members for a vote.
2008 Independent Director Election Results
On December 28, 2008, the eligible members of the FHLBNY elected Ms. C. Cathleen Raffaeli, Rev. Edwin C. Reed, and Dr. DeForest Soaries as Independent Directors of the FHLBNY to serve for, respectively, four, four and three-year terms commencing January 1, 2009. The following information summarizes the results of the election:
Two Independent director seats on the Board were open and needed to be filled. In addition, as a result of calculations performed by the Finance Agency in September of 2008 in accordance with new rules contained in HERA, an additional Independent Director seat was created as of January 1, 2009, and so this new seat needed to be filled as well. (As a result, the number of Independent Director seats on the FHLBNY’s Board increased from six to seven on January 1, 2009.)
Incumbent Independent Director Raffaeli received 4,493,466 votes, Incumbent Independent Director Reed received 4,620,281 votes and Dr. Soaries received 4,378,983 votes, respectively, and were all elected. Director Reed was also elected to serve as a Public Interest Director. There were no other candidates. 23,071,891 votes were not cast.
Other Information Regarding the Composition of the Independent Directors During 2008 and 2009
Apart from the Independent Directors described above, each of the following Independent Directors served on the Board throughout 2008, and their terms continued into 2009: Anne Evans Estabrook, Michael M. Horn, Joseph J. Melone, and Richard S. Mroz. (Ms. Estabrook is the other Public Interest Director on the Board.)
In accordance with HERA, the FHLBNY is exempt from the filing of information and proxy statements.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All of the stock of the FHLBNY is owned by its members. Stock may also be held by former members as a result of having acquired by a non-member institution. The FHLBNY conducts its business in advances and mortgages exclusively with its stockholder members and housing associates. There is no established marketplace for FHLBNY stock. FHLBNY stock is not publicly traded. It may be redeemed at par value upon request, subject to regulatory limits. The par value of all FHLBNY stock is $100 per share. These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended. At December 31, 2008 the FHLBNY had 311 members. Total capital stock held by members was 55,857,000 and 1,431,214 held by former members. Capital stock held by former members is classified as a liability, and deemed mandatorily redeemable under the provisions SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). At December 31, 2007, the FHLBNY had 291 members and 43,679,710 shares of stock held by members, and 2,385,960 shares held by former members.
Recent FHLBNY quarterly cash dividends are outlined in the table below. No dividends were paid in the form of stock. Dividend payments and earnings retention are subject to modification by the FHLBNY’s Board of Directors, at its discretion, and within the regulatory framework promulgated by the Finance Agency. The FHLBNY’s Retained Earnings and Dividends Policy outlined in the section titled Retained Earnings and Dividends under Part I, Item 1 of this Annual Report on Form 10-K provides additional information. Dividends from a calendar quarter’s earnings are paid in the month following the end of that calendar quarter. (dollars in thousands):

	2008		2007		2006
Month Paid	Amount	Dividend Rate	Amount	Dividend Rate	Amount	Dividend Rate

October	$45,748	3.50%	$78,810	8.05%	$62,020	6.25%
July	78,810	6.50	68,840	7.50	53,913	5.75
April	88,182	7.80	67,280	7.50	47,137	5.25
January	94,404	8.40	67,203	7.00	46,369	5.11

	$307,144		$282,133		$209,439

Dividends paid to non-members are classified as interest expense and are associated with mandatorily redeemable stock held by former members. In the table above, payments to former members are also included as dividends paid. Dividends paid to former members were $9.0 million, $11.7 million, and $3.1 million for the years ended December 31, 2008, 2007 and 2006.
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

ITEM 6. SELECTED FINANCIAL DATA

Statements of Condition	December 31,
(dollars in millions)	2008	2007	2006	2005	2004

Investments (1)	$14,195	$25,034	$20,503	$20,945	$17,271
Interest bearing balance at FRB	12,169	—	—	—	—
Advances	109,153	82,090	59,012	61,902	68,507
Mortgage loans	1,458	1,492	1,483	1,467	1,178
Total assets	137,540	109,245	81,579	84,761	87,347
Deposits and borrowings	1,452	1,606	2,266	2,650	2,297
Consolidated obligations	128,587	101,117	74,234	77,279	80,157
Mandatorily redeemable capital stock	143	239	110	18	127
AHP liability	122	119	102	91	82
REFCORP liability	5	24	17	14	10
Capital stock	5,586	4,368	3,546	3,590	3,655
Retained earnings	383	418	369	291	223
Equity to asset ratio (2)	4.27%	4.35%	4.79%	4.58%	4.44%

Statements of Condition Averages	Years ended December 31,
(dollars in millions)	2008	2007	2006	2005	2004

Investments (1)	$22,253	$22,155	$19,431	$19,347	$16,292
Interest bearing balance at FRB	9,079	—	—	—	—
Advances	92,617	65,454	64,658	63,446	65,289
Mortgage loans	1,465	1,502	1,471	1,360	928
Total assets	119,710	89,961	86,319	85,254	84,344
Interest-bearing deposits and other borrowings	2,003	2,202	1,709	2,100	1,971
Consolidated obligations	109,691	82,233	79,314	77,629	76,105
Mandatorily redeemable capital stock	166	146	51	56	238
AHP liability	122	108	95	84	83
REFCORP liability	6	10	9	7	4
Capital stock	4,923	3,771	3,737	3,604	3,554
Retained earnings	381	362	314	251	159

Operating Results and other data
(dollars in millions)	Years ended December 31,
(except earnings and dividends per share)	2008	2007	2006	2005	2004

Net interest income (3)	$694	$499	$470	$395	$268
Net income	259	323	285	230	161
Dividends paid in cash (6)	294	273	208	162	66
AHP expense	30	37	32	26	19
REFCORP expense	65	81	71	58	40
Return on average equity (4)	4.95%	7.85%	7.04%	5.97%	4.34%
Return on average assets	0.22%	0.36%	0.33%	0.27%	0.19%
Operating expenses	$66	$67	$63	$59	$51
Operating expenses ratio (5)	0.06%	0.07%	0.07%	0.07%	0.06%
Earnings per share	$5.26	$8.57	$7.63	$6.36	$4.55
Dividend per share	$6.55	$7.51	$5.59	$4.50	$1.83
Headcount (Full/part time)	251	246	232	221	210

(1)	Investments include held-to-maturity securities, available for-sale securities, federal funds, and loans to other FHLBanks.

(2)	Equity to asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.

(3)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(4)	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average accumulated other comprehensive income (loss).

(5)	Operating expenses as a percentage of total average assets.

(6)	Excludes dividends paid to non members classified as interest expense under SFAS 150.

Supplementary financial data for each quarter for the years ended December 31, 2008 and 2007 are presented below (in thousands):

	2008 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$1,035,467	$936,938	$910,555	$1,175,919
Interest expense	809,898	779,265	752,750	1,022,468

Net interest income	225,569	157,673	157,805	153,451

Provision (Recovery) for credit losses	558	(31)	216	30
Other income (loss)	(144,760)	(85,430)	(38,643)	1,374
Other expenses and assessments	35,187	32,484	44,964	54,571

	180,505	117,883	83,823	53,227

Net income	$45,064	$39,790	$73,982	$100,224

	2007 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$1,375,801	$1,221,924	$1,102,469	$1,075,311
Interest expense	1,227,981	1,095,902	989,612	962,623

Net interest income	147,820	126,022	112,857	112,688

Provision (Recovery) for credit losses	40	—	—	—
Other income (loss)	2,040	8,006	1,460	1,994
Other expenses and assessments	53,830	48,813	43,690	43,409

	51,830	40,807	42,230	41,415

Net income	$95,990	$85,215	$70,627	$71,273

Interim period — Infrequently occurring items recognized.
2008 — In September 2008, Lehman Brothers Holding Inc. (“LBHI”) and Lehman Brothers Special Financing Inc., (“LBSF”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. LBSF, a, derivative counterparty to the FHLBNY defaulted on the contractual terms of its agreement with regard to $16.5 billion in notional amounts of interest rate swap and derivative contracts. The net amount that is due to the FHLBNY after giving effect to obligations that are due LBSF was approximately $64.5 million, and the FHLBNY has fully reserved the receivables as the bankruptcy of LBHI and LBSF make the timing and the amount of the recovery uncertain. The provision has been recorded as a charge to Other income (loss) in the third quarter of 2008. On an after-assessment basis, the provision reduced third quarter 2008 Net income by $47.4 million, or $0.91 per share of capital.
2007 — There were no infrequently occurring items that were material in any interim periods in 2007.

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
Explanation of the use of certain non-GAAP measures of Interest Income and Expense, Net Interest income and margin. The FHLBNY has presented its results of operations in accordance with U.S. generally accepted accounting principles. The FHLBNY has also presented certain information regarding its Interest Income and Expense, Net Interest income and Net Interest spread that combines interest expense on debt with net interest paid on interest rate swaps associated with debt that were hedged on an economic basis. These are non-GAAP financial measures that the FHLBNY believes are useful to investors and members of the FHLBNY in understanding the Bank’s operational performance and business and performance trends. Although the FHLBNY believes these non-GAAP financial measures enhance investor and members’ understanding of the Bank’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. When discussing non-GAAP measures, the Bank has provided GAAP measures in parallel.
2008 Highlights
The FHLBNY reported 2008 net income of $259.1 million, or $5.26 per share compared with net income of $323.1 million or $8.57 per share, for 2007. The return on average equity, which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income, in 2008 was 4.95%, compared with 7.85% in 2007. The decline of Net Income in 2008 is directly attributable to the bankruptcy of Lehman Brothers. In September 2008, Lehman Brothers Holding Inc. (“LBHI”) and Lehman Brothers Special Financing Inc., (“LBSF”), filed for protection under Chapter 11 of the U.S. Bankruptcy Code, and LBSF, a derivative counterparty to the FHLBNY defaulted with the contractual terms of its agreement with FHLBNY on $16.5 billion in notional amounts of interest rate swaps and derivatives outstanding at the time of bankruptcy. The FHLBNY had deposited $509.6 million with LBSF in cash as collateral. The net amount that is due to the Bank after giving effect to obligations that are due LBSF was approximately $64.5 million, and the Bank has fully reserved the LBSF receivables as the bankruptcy of LBHI and LBSF make the timing and the amount of the recovery uncertain, and has been reported as a charge to Other Income (loss) in the Statements of Income. On an after-assessment basis, the reserve against the LBSF receivables reduced 2008 Net income by $47.4 million, or $0.97 per share of capital.
During the third quarter and continuing into the fourth quarter of 2008, global markets exhibited extraordinary levels of volatility and increasing signs of stress. During the period the FHLBanks have experienced constrained and inconsistent demand for their long-term consolidated obligation bonds. The crises caused liquidity pressures in the U.S. debt market for short-term liquidity with increasing demand for short-term funding to an extent that the surge in demand led to the disparity between the 3-month LIBOR rates over the expected Fed Funds rate. The demand for short-term funds in the debt market and the FHLBNY’s ability to issue short-term debt at reasonable sub-LIBOR spreads were the key factors that enabled the FHLBNY to issues short-term consolidated bonds and discount notes at attractive pricing and at sufficient volumes to investors, and to use funds to finance demand from the FHLBNY’s members’ borrowing requirements. The favorable spreads on short-term debt contributed to the increase in Net interest income in the second half of 2008. Also See Note 20 — Commitments and Contingencies to the financial statements for a discussion of the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), which is designed to serve as a contingent source of liquidity for the FHLBanks, including the FHLBNY, via issuance of consolidated obligations to the U.S. Treasury.

•	Net interest income is a key metric for the FHLBNY. Net interest income after provision for credit losses on MPF loans, was $693.7 million for 2008, up by $194.4 million, or 38.9% from the prior year. Net interest income represents the difference between income from interest-earning assets and interest expenses paid on interest-bearing liabilities. Net interest spread earned was 41 basis points in 2008, up from 30.0 basis points in 2007. Net interest spread is the difference between yields earned on interest-earning assets and yields paid on interest-bearing liabilities. Return on average earning-assets increased to 59 basis points in 2008, up from 56 basis points from the prior year. These measurement metrics are based on “Generally Accepted Accounting Principles” or GAAP basis. Under GAAP, interest expense or income of interest rate swaps designated in an economic hedge is reported as hedging losses and gains in Other income (loss) in the Statements of Income. Because of this reporting requirement, $126.5 million of interest expense was reported as a loss from derivatives and hedging activities in Other income (loss) in the Statements of Income. The economic effect of this was to increase reported losses from hedging by $126.5 million, and to reduce reported interest expense from debt by the same amount, which also increased Net interest income on a non-GAAP basis by $126.5 million. Net income remained unchanged. On an economic basis, Net interest income in 2008 was $567.5 million, compared to $693.7 million on a reported GAAP basis. On an economic basis, the comparable Net interest income was $500.2 million and $470.7 million in 2007 and 2006. On a GAAP basis, Net interest spread earned was 41 basis points in 2008, up from 30 basis points in 2007. On an economic basis, the Bank estimates that had the Bank recorded swap interest expenses in Net interest income, it would have reduced Net interest spread by 11 basis points to 30 basis points in 2008. Net interest spread is the difference between annualized yields on interest-earning assets and yields on interest-bearing liabilities. Return on average earning-assets, a measure of the efficiency of the use of interest-earning assets, was 59 basis points in 2008, up from 56 basis points in 2007. On an economic basis, the return on average earnings assets for the current year period would have been 48 basis points.
•	Reported Net realized and unrealized gain (loss) from derivatives and hedging activities was a loss of $199.3 million in 2008, compared to a gain of $18.4 million in 2007. The reported loss was primarily due to (1) The accounting of interest expense on swaps designated as economic hedges and reported as hedging losses. (2) Fair value changes of swaps and derivatives in economic hedges of debt and advances that were not offset by fair value changes of the hedged bonds and advances because the hedges were not executed under hedge accounting provisions. An economic hedge represents derivative transactions that are an approved risk management hedge but may not qualify for hedge accounting treatment under the provisions of SFAS 133. When derivatives are designated as economic hedges, the fair value changes due to changes in the interest rate and volatility of rates are recorded through the Statements of Income without the offsetting change in the fair values of the hedged advances and debt as would be afforded under SFAS 133 hedge accounting rules. In addition, and as described in the previous paragraph, net swap interest expense and income associated with swaps in economic hedges of assets and liabilities are also reported as hedging losses and gains in Other income (loss) in the Statements of Income.
Fair value losses and gains are typically unrealized unless the Bank terminates the derivative. When the derivatives and the associated hedged advances and debt are held to their contractual maturity or to predetermined call dates, the cumulative fair value gains and losses sum to zero over the life of the hedge. However, interest income and expense have economic consequences since they result in exchanges of cash payments or receipts.

Economic hedges
•	Interest rate swaps — In 2008, the primary economic hedges were: (1) Interest rate “Basis swaps” that synthetically converted floating-rate funding based on Prime rate, Federal funds rate, and the 1-month LIBOR rate to 3-month LIBOR rate. (2) Interest rate swaps hedging balance sheet risk. (3) Interest rate swaps hedging discount notes. Adverse changes in the fair values of interest rate swaps in economic hedges, often referred to as “one-sided marks” contributed $51.2 million to the unrealized loss from hedging activities; the losses from economic hedges were partly offset by realized gains, primarily from a gain of $24.0 million realized in September 2008 when swaps that had been executed to economically hedge balance sheet portfolio risk were no longer necessary and were terminated. Interest expense associated with the interest rate swaps in economic hedges resulted in net cash outflows of $126.5 million in 2008 and was recorded as hedging expenses in Other income (loss) as Net realized and unrealized gain (loss) from derivatives and hedging activities.
•	Interest rate caps — were also designated as economic hedges, and fair value changes of purchased caps resulted in a loss of $40.8 million in 2008, compared to a loss of $2.6 million in the prior year. The Bank had acquired $1.9 billion in notional amounts of interest rate caps in the second quarter of 2008 at a cost of $46.9 million to help mitigate certain balance sheet risk metrics. The caps were recorded as derivative assets in the Statements of Condition. In a declining interest rate environment at December 31, 2008, the fair values of interest rate caps declined, contributing to the loss from hedging activities.
SFAS 133 qualifying hedges
Net fair value changes from SFAS 133 qualifying hedges resulted in recorded net loss of $12.0 million in 2008, compared to a net gain of $5.9 million in 2007. Typically, gains and losses in a SFAS 133 qualifying hedge represent hedge ineffectiveness due to changes in fair values of hedged advances and debt from changes in the benchmark rate (LIBOR for the Bank) that are not entirely offset by changes in the fair values of the swaps.
•	Provision for credit losses of $64.5 million was recorded in the third quarter of 2008 to reserve against receivables due from Lehman Brothers Special Financing Inc., which commenced a case under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008. The provision was recorded as a charge to Other income (loss) in the Statements of Income.
•	No other-than-temporary charge was recorded for the FHLBNY’s MBS portfolios in 2008 as the Bank’s analyses determined that unrealized losses were temporary. Determining whether a decline in fair value is other-than-temporary impaired requires significant judgment. The FHLBNY evaluates its individual held-to-maturity investment in private label issued mortgage-and- asset backed securities for other-than-temporary impairment on a quarterly basis. To determine which individual securities are at risk for other-than-temporary impairment, the FHLBNY considers various characteristics of each security. Based on the bond issuers’ continued satisfaction of their obligations under the contractual terms of the securities, the Bank’s evaluation of the fundamentals of the issuers’ financial condition, the estimated performance of the underlying collateral, the estimated support from the monoline insurers under the contractual terms of insurance, and the FHLBNY’s consideration of its intent and ability to hold the securities for a period of time sufficient to allow for the anticipated recovery in the market value of the securities, the FHLBNY believes that these securities were not other-than-temporarily impaired as of December 31, 2008 and 2007. However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market and spreads return to levels that reflect underlying credit characteristics, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the presumption of the ability of monoline insurers to support the insured securities identified at December 31, 2008 as dependent on insurance is negatively impacted by their future financial performance, it is likely that other-than-temporary impairment may occur in future periods.

•	Operating Expenses were $66.3 million in 2008, slightly down by $0.3 million, from $66.6 million in 2007.
•	REFCORP assessments were $64.8 million in 2008, down by $16.0 million from 2007. AHP assessments were $29.8 million, down by $7.4 million from 2007. Assessments are calculated on Net income before assessments and the decrease was due to lower Net income in 2008 compared to 2007. For more information about REFCORP and AHP assessments see the section titled Assessments in this Form 10-K.
•	Cash dividends were paid to stockholders in each of the quarters in 2008. In 2008, they totaled $6.55 per share of capital stock (par value $100), down from $7.51 in 2007.
At December 31, 2008, the FHLBNY’s Total assets were a record $137.5 billion, an increase of $28.3 billion, or 25.9%, from December 31, 2007. The principal driver was the record growth in advances borrowed by members. The Bank also increased its available-for-sale portfolio by acquiring GSE issued variable-rate collateralized mortgage obligations. Held-to-maturity portfolio comprising of mortgage-backed securities and housing finance agency bonds declined slightly at December 31, 2008 compared to December 31, 2007. The Bank also decreased investments in short-term money market instruments with other financial institutions, and opted instead to maintain liquidity at the Federal Reserve Bank of New York in the form of interest earning demand balances.
•	Advances grew by over 33.0% to $109.2 billion at December 31, 2008, compared with $82.1 billion at December 31, 2007. Member demand for advance borrowings in 2008 has been concentrated in the short-term fixed-rate advance products. Member demand for variable-rate advances did not keep pace with the overall increase in demand for short-term fixed-rate advances. While increase in borrowing was concentrated among the large members, a broad base of the membership also increased their borrowings from the FHLBNY. Advances borrowed by insurance companies have also contributed to the positive trend.
•	Credit dislocation in the marketplace has continued to drive bond investors to acquire shorter-term debt issued by the FHLBanks, including those issued on behalf of the FHLBNY. As a result of the lukewarm investor demand, the volume of long-term debt issued has been understandably low in 2008. Issuances of discount notes, which have maturities from overnight to 365 days, have fluctuated significantly over the last several years in response to market conditions and investor demand for FHLBank issued short-term debt. Outstanding amounts of discount notes grew to $46.3 billion at December 31, 2008, up from $34.8 billion at December 31, 2007. The surge in demand for discount notes is best illustrated by comparing the balances outstanding at December 31, 2008 to the balance of only $12.2 billion at December 31, 2006, just under a four-fold increase from 2006. Issuance patterns also fluctuated during 2008 in response to changing market conditions and investor appetite in 2008 for discount notes. The Bank had reduced the discount notes outstanding at September 30, 2008 to $28.7 billion, compared to $34.8 billion at December 31, 2007. Since then, spreads returned to levels that were attractive and the Bank increased amounts outstanding to $46.3 billion at December 31, 2008. Favorable investor demand for floating-rate consolidated obligation bonds indexed to rates other than 3-month LIBOR drove pricing to relatively attractive levels and the FHLBNY steadily increased the use of floating-rate bonds to fund its assets.

•	Held-to-maturity securities consisting of mortgage-backed securities and state and local housing agency bonds declined slightly to $10.1 billion at December 31, 2008, compared to $10.3 billion at December 31, 2007, as paydowns outpaced new acquisitions. GSE and agency issued mortgage-backed securities were the predominant issuers and constituted $7.6 billion, or 81.3%, of mortgage-backed securities in this category. Acquisitions continued to be selective during 2008 and remained opportunistic. When market conditions met the Bank’s risk-reward preferences, acquisition was considered and pursued. All $2.0 billion in MBS acquired in 2008, were triple-A rated GSE issued collateralized mortgage obligations (“CMOs”), which are supported by agency pass-through securities. The Bank also acquired $328.4 million in New York State and City housing finance agency bonds.
•	Available-for-sale securities grew to $2.9 billion at December 31, 2008, up from $13.2 million at December 31, 2007. In 2008, the Bank acquired $3.4 billion of GSE issued variable-rate CMOs, and designated these acquisitions as available-for-sale. All securities purchased were rated triple-A.
•	Shareholders’ equity, the sum of Capital stock, Retained earnings, and Accumulated other comprehensive income (loss) was $5.9 billion at December 31, 2008, up by $1.1 billion from December 31, 2007. Capital stock, a component of shareholders’ equity, at December 31, 2008 was $5.6 billion, up by $1.2 billion as compared to December 31, 2007. The increase in Capital stock was consistent with increases in advances borrowed by members since members are required to purchase stock as a prerequisite to membership and to hold FHLBNY stock as a percentage of advances borrowed from the FHLBNY. The Bank’s current practice is to redeem stock in excess of the amount necessary to support advance activity on a daily basis. As a result, the amount of capital stock outstanding varies in line with members’ outstanding advance borrowings. Unrestricted retained earning was $382.9 million, down by $35.4 million from December 31, 2007. Dividend paid out of retained earnings amounted to $294.5 million during 2008.

2009 Business Outlook
The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties which could cause the FHLBNY’s actual results to differ materially from those set forth in such forward-looking statements.
The financial crises in the U.S. markets and economy intensified in the third quarter of 2008; the global economic slowdown is expected to continue into 2009 and 2010. The resulting loss of confidence across global and local markets has created liquidity crises in the financial markets. In response to these circumstances, the U.S. Treasury, the Federal Reserve System and the FDIC have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks. These U.S. government initiatives through guarantees in the capital markets may have resulted in structural changes in the debt market, which in turn may have far-reaching impact on the ability of the FHLBanks to compete for funds in the financial markets. We are unable at this time to predict the final outcome of these changes.
The outlook for 2009 is also predicated on the expected slowdown in the U.S. economy, particularly the slowdown in the housing market, as well as an expectation of continued uncertainties in the financial markets. Against that backdrop, management of the Bank believes it is also difficult to predict member demand for advances, which are the primary focus of the FHLBNY’s operations and the principal factor that impacts its operating results. Earnings in 2008 were adversely impacted by the provision for credit losses resulting from the bankruptcy filing of Lehman Brothers Holdings Inc. and its subsidiary Lehman Brothers Special Financing Inc. Earnings in 2009 is expected to be adversely impacted by the conditions in the debt market for FHLBank issued debt particularly as they pertain to the pricing of longer-term issuances. These factors may tend to adversely impact Net income.
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

The FHLBNY’s primary source of funds is the sale of consolidated obligations in the capital markets, and its ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond the FHLBNY’s control. The FHLBNY may not be able to obtain funding on acceptable terms, if at all given the extraordinary market conditions and structural changes in the debt market. If the FHLBNY cannot access funding when needed on acceptable terms, its ability to support and continue operations could be adversely affected, which could negatively affect its financial condition and results of operations. Following the conservatorship of Fannie Mae and Freddie Mac, market pricing of FHLBank issued debt indicates that market participants believe that obligations of the two GSEs offer lower credit risk than FHLBank debt obligations, which are generally grouped into the same GSE asset class as Fannie Mae and Freddie Mac. As a result investors are more likely to require a premium to acquire FHLBank debt relative to debt issued by Fannie Mae and Freddie Mac. The cost of the FHLBanks’ longer-term debt has also increased sharply relative to LIBOR as investors were only willing to purchase debt with very short-term maturities. To the extent the FHLBanks receive sub-optimal funding, the Bank’s member institutions may, in turn, experience higher costs for advance borrowings. To the extent the FHLBanks may not be able to issue long-term debt at economical spreads relative to the 3-month LIBOR rate; the Bank’s member institutions’ borrowing choices may also be limited.
A significant amount of FHLBank bonds are maturing in 2009 and refunding needs will be significant. If the bond market cannot support the refunding volumes, it will put greater pressure on the FHLBank bonds and investors may demand higher yields. Alternatively, the FHLBanks may resort to the issuance of discount notes, which have maturities of up to a year only, to fill any refunding gap. Discount notes may itself face increases challenges as competition increases from Treasury bills as the Treasury funds the multiple programs implemented for the current crises. The impact of the recession may reduce member demand for liquidity and may reduce pressure on the FHLBanks to refinance maturing bonds in 2009.
No other-than-temporary impairment charge was recorded for the FHLBNY’s MBS portfolios in 2008. However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the presumption of the ability of monoline insurers to support the insured securities that are considered to dependent on insurance is negatively impacted by their future financial performance, it would be likely that other-than-temporary impairment may occur in future periods. Recognition of impairment would negatively impact the FHLBNY’s Net income.

Trends in the Financial Markets
Conditions in Financial Markets. The primary external factors that affect net interest income are market interest rates and the general state of the economy. The following table presents changes in key rates over the course of 2008 and 2007 (rates in percent):

	Year-to-date December 31,
	2008	2007	2008	2007
	Average Rate	Average Rate	Ending Rate	Ending Rate
Federal Funds Rate	2.08	5.05	0.25	4.25
3-month LIBOR	2.93	5.30	1.43	4.70
2-year U.S. Treasury	2.00	4.36	0.77	3.05
5-year U.S. Treasury	2.79	4.42	1.55	3.44
10-year U.S. Treasury	3.64	4.63	2.21	4.03
15-year residential mortgage note rate	5.88	5.94	5.11	5.60
30-year residential mortgage note rate	6.24	6.27	5.28	6.05
Impact of general level of interest rates to the FHLBNY. The level of interest rates during a reporting period impacts the FHLBNY’s profitability, due primarily to the relatively shorter-term structure of earning assets and the impact of interest rates on invested capital. As of December 31, 2008 and 2007, investments, excluding mortgage-backed securities and state and local housing agency obligations, had stated maturities of less than one year. The FHLBNY also used derivatives to effectively change the repricing characteristics of a significant proportion of its advances and consolidated obligation debt, to match shorter-term LIBOR rates that repriced at three-month intervals or less. Consequently, the current level of short-term interest rates, as represented by the overnight Federal funds target rate and the 3-month LIBOR rate, has an impact on the FHLBNY’s profitability.
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
Changes in rates paid on consolidated obligations and the spread of these rates relative to LIBOR and U.S. Treasury securities may also impact FHLBNY’s profitability. The rate and price at which the FHLBNY is able to issue consolidated obligations, and their relationship to other products such as Treasury securities and LIBOR, change frequently and are affected by a multitude of factors including: overall economic conditions; volatility of market prices, rates, and indices; the level of interest rates and shape of the Treasury curve; the level of asset swap rates and shape of the swap curve; supply from other issuers (including GSEs such as Fannie Mae and Freddie Mac, supra/sovereigns, and other highly-rated borrowers); the rate and price of other products in the market such as mortgage-backed securities, repurchase agreements, and commercial paper; investor preferences; the total volume, timing, and characteristics of issuance by the FHLBanks; the amount and type of advance demand from the FHLBNY’s members; political events, including legislation and regulatory action; press interpretations of market conditions and issuer news; the presence of inflation or deflation; actions by the Federal Reserve; and currency exchange rates.

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
In determining fair value, FHLBNY uses various valuation methods, including both the market and income approaches. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, and would be based on market data obtained from sources independent of FHLBNY. Unobservable inputs are inputs that would reflect FHLBNY’s assumptions about the parameters market participants would use in pricing the asset or liability, and would be based on the best information available in the circumstances.
The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:
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

At December 31, 2008, the FHLBNY measured and recorded fair values under the guidelines established by SFAS 157 in the Statements of Condition for the following assets and liabilities: derivative positions, available-for-sale securities, and certain consolidated obligation bonds that were designated under SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities” in the third quarter of 2008. A significant percentage of fixed-rate advances and consolidated obligation bonds are hedged to mitigate the risk of fair value changes as a result of changes in the interest rate environment and are typically accounted for under SFAS 133 as qualifying as a fair value hedging relationships. When the FHLBNY deems that a potential hedge relationship under SFAS 133 is either not operationally practical or considers the hedge may not be effective, the FHLBNY may hedge certain advances and consolidated obligation debt in economic hedges.
Derivative positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”) to mitigate fair value risks. In addition, the Bank records the fair value of an insignificant amount of mortgage-delivery commitments as derivatives, also under the provisions of SFAS 133. For additional information, see Note 19 — Fair Values of Financial Instruments to the financial statements.
Valuations of derivative assets and liabilities reflect the value of the instrument including the value associated with counterparty risk. With the issuance of SFAS 157, these values must take into account the FHLBNY’s own credit standing, thus including the value of the net credit differential between the counterparties to its derivative contracts in the valuation of the derivative instrument. The computed fair values of the FHLBNY’s OTC derivatives takes into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. On a contract-by-contract basis, the collateral and netting arrangements sufficiently mitigated the impact of the credit differential between the FHLBNY and its counterparties to an immaterial level such that no adjustment for nonperformance risk was deemed necessary. Fair values of the derivatives were computed using quantitative models and employed multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. These multiple market inputs were predominantly actively quoted and verifiable through external sources, including brokers and market transactions. As a result, model selection and inputs did not involve significant judgments.
As a result of pre-existing methodologies, the FHLBNY concluded no refinements were necessary at adoption of SFAS 157 on January 1, 2008, and adoption did not result in a transition adjustment and had no impact to the Bank’s retained earnings at January 1, 2008.
Investments in securities designated as available-for-sale — Changes in the values of available-for-sale securities are recorded in Accumulated other comprehensive income (loss), which is a component of members’ capital, with an offset to the recorded value of the investments in the Statements of Condition.
The FHLBNY’s entire portfolio of mortgage-backed securities designated as available-for-sale at December 31, 2008 was comprised of government-sponsored enterprise (“GSE”) issued collateralized mortgage obligations which were marketable. A small percentage of investments in equity and bond mutual funds were held by two grantor trusts owned by the FHLBNY. The unit prices, or the “Net asset values,” of the underlying mutual funds in the grantor trusts were available through publicly viewable web-sites and the units were marketable at recorded fair values. The FHLBNY believes that the recorded fair values of investments classified as available-for-sale in the Statements of Condition at December 31, 2008 reflected the estimated price at which the positions could be sold.

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
See Note 19 — Fair Values of Financial Instruments to the financial statements — for additional disclosure with respect to the Levels associated with assets and liabilities recorded on the Bank’s Statements of Condition at December 31, 2008, and fair value disclosures of financial instruments under the provisions of SFAS 107.
Adoption of SFAS 159 — Fair Value Option for Financial Assets and Financial Liabilities — On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159” or “FVO”). SFAS 159 creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. It requires entities to separately display on the face of the Statement of condition the fair value of those assets and liabilities for which the entity has chosen to use fair value. In the third quarter of 2008, the FHLBNY elected the FVO designation for certain consolidated obligation bonds which were hedged by interest rate swaps in an economic hedge of the changes in the fair values of the designated bonds.
Adoption of FSP FIN 39-1 — In April 2007, the FASB directed its Staff to issue FSP FIN 39-1, “Amendment of FASB Interpretation No. 39.” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts.” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. The Bank adopted FSP FIN 39-1 on January 1, 2008 and recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statement periods presented. Previously, the cash collateral amounts arising from the same master netting arrangement as the derivative instruments were reported as interest-bearing deposits as assets or liabilities, as applicable. These amounts are now components of “Derivative assets” and/or “Derivative liabilities” in the Statements of Condition. The reclassification and adoption had no impact on the Bank’s results of operations, financial condition or cash flows for the periods reported in this Form 10-K.
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
Significant Accounting Policies and Estimates
The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios, evaluating the impairment of the Bank’s securities portfolios, estimating the liabilities for pension, and estimating fair values of certain assets and liabilities. The Bank has discussed each of these significant accounting policies, the related estimates and its judgment with the Audit Committee of the Board of Directors.

The FHLBNY adopted SFAS 157 and SFAS 159 as of January 1, 2008, and these are discussed more fully in previous paragraphs of this section under Accounting Changes. At December 31, 2008, the FHLBNY recorded derivative assets and liabilities, available-for-sale assets, and certain consolidated obligation bonds in its Statements of Condition under the measurement standards of SFAS 157. SFAS 157 measurement standards were adopted in the fair value measurement of financial assets and liabilities disclosed under the provisions of SFAS 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”). See Estimated Fair values (SFAS 107) — Summary Tables for more information about fair values (Note 19 — Fair Values of Financial Instruments). Policies, estimates, and assumptions are also described in Note 1 — Accounting Changes, Significant Accounting Policies and Estimates, and recently Issued Accounting Standards. Policies with respect to the valuation of derivatives and associated hedged items are also described in Note 18 — Derivatives and hedging activities to the financial statements.
In the third quarter of 2008, the Bank elected certain fixed-rate, short-term consolidated obligation bonds to be accounted under the FVO as these bonds presented the FHLBNY with an exposure to changes in their fair value resulting from changes in the full fair values of the bonds. In order to hedge this exposure, the FHLBNY entered into a pay floating-rate, receive fixed-rate swap. The Bank elected the fair value option for these bonds as the Bank was unable to assert with certainty the expectations of on-going hedge effectiveness under the SFAS 133 hedging rules.
SFAS 157 measurement standards were adopted with the fair value of financial assets and liabilities disclosed under the provisions of SFAS 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”). See Estimated Fair values (SFAS 107) — Summary Tables for more information about fair values.
Advances and consolidated obligation debt hedged for changes in fair value attributable to interest rate risk under the provisions of SFAS 133 are carried at values that reflect an adjustment of their carrying value attributable to the changes in the benchmark interest rate. The Bank has adopted LIBOR as its benchmark interest rate.
Valuation of Financial Instruments
With the adoption of SFAS 157 as of January 1, 2008, the FHLBNY evaluated its pre-adoption valuation techniques for the measurement of the Bank’s over-the-counter derivative positions and available-for sale securities, both of which are carried at fair value in the Statements of Condition at December 31, 2008 and 2007, and concluded that the measurement methodologies met the requirements of SFAS 157. Fair values and the fair value hierarchy of the Bank’s derivative assets and liabilities, and the fair values of its available-for-sale portfolio are summarized in Note 19 — Fair Values of Financial Instruments to the financial statements.
SFAS 107 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Bank did not elect the fair value option. The fair values of the Bank’s financial instruments as disclosed in Note 19 — Fair Values of Financial Instruments (SFAS 107), complied with SFAS 157. Specifically, the Bank’s valuation techniques incorporated standards that required that the techniques utilize market observable or market corroborated inputs when available. Observable inputs reflect market data obtained from independent sources or those that can be directly corroborated to market sources, while unobservable inputs reflect the FHLBNY’s market assumptions.
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
Upon adoption of SFAS 157 on January 1, 2008, the FHLBNY implemented the fair value measurement provisions of SFAS 157 for all assets and liabilities recorded at fair value on its Statements of Condition. The adoption of SFAS 157 did not result in any material changes to valuation techniques previously utilized in calculating the fair values of its assets and liabilities under the disclosure provisions of SFAS 107, “Disclosures about Fair Value of Financial Instruments”. FHLBNY did not record a transition adjustment upon adoption of SFAS 157.
Derivative positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities, or a forecasted transaction under the provisions of SFAS 133 to mitigate fair value risks. In addition, the Bank records the fair values of insignificant amounts of mortgage-delivery commitments as derivatives, also under the provisions of SFAS 133. For additional information, see Note 18 — Derivatives and hedging activities to the financial statements.
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
SFAS 157 clarified that the valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing. The Bank has collateral agreements with all of its derivative counterparties and vigorously enforces collateral exchanges at least on a weekly basis. The Bank and each of its derivative counterparties have collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. The Bank has concluded that these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread sufficiently mitigated the impact of the credit differential between the FHLBNY and counterparties to an immaterial level such that no adjustment for nonperformance risk was deemed necessary.

The FHLBNY employs control processes to validate the fair value of its financial instruments, including those derived from valuation models. These control processes are designed to ensure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to ensure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by specialists with relevant expertise who are independent from the trading desks or personnel who were involved in the design and selection of model inputs. Additionally, groups that are independent from the trading desk and personnel involved in the design and selection of model inputs participate in the review and validation of the fair values generated from the valuation model. The FHLBNY maintains an ongoing review of its valuation models and has a formal model validation policy in addition to procedures for the approval and control of data inputs.
Investment securities classified as held-to-maturity and available-for-sale - The FHLBNY used the valuation technique referred to as the “Market approach” under the provisions of SFAS 157 to estimate the fair values of its investment securities.
The predominant portion of the available-for-sale portfolio at December 31, 2008 was comprised of GSE issued collateralized mortgage obligations. A small percentage consisted of investments in two grantor trusts which held positions in equity and bond mutual funds. The unit prices, or the “Net asset values” of the underlying mutual funds were available through publicly viewable web-sites and the units were marketable at recorded fair values. The recorded fair values of available-for-sale securities in the Statements of Condition at December 31, 2008 and 2007 are an estimate of the price at which the positions could sold.
The fair value of investment securities is estimated by management using information from specialized pricing services that use pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models employed by pricing services are market based and observable for Level 1 and Level 2 securities. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs in the models are based on new issue and secondary market transactions if securities that are traded in sufficient volumes in the secondary market. The valuation of the Bank’s private-label securities that are all designated as held-to-maturity may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 inputs because the inputs may not be market based and observable.
A significant percentage (81.3%) of the Bank’s held-to-maturity mortgage-backed securities was comprised of MBS issued by GSE or U.S. government agencies. At December 31, 2008, investments in “private label” securities made up 18.7% of investments in mortgage-backed securities and these were rated triple-BB or better, with the majority rated triple-A. GSE and U.S. government issued MBS were rated triple-A (For more information see Note 4 — Held-to-Maturity Securities to the financial statements). The portfolio also included investments in bonds issued by state and local finance agencies which constitute a small percentage of the held-to-maturity portfolio. In summary, the fair values of held-to-maturity securities at December 31, 2008 as disclosed in Note 19 — Fair Values of Financial Instruments in the table titled Estimated Fair Values (SFAS 107) are an estimate of the price at which the positions could be sold.
The FHLBNY routinely performs a comparison analysis of pricing to understand pricing trends and to establish a means of validating changes in pricing from period-to-period. In addition, the Bank runs pricing through prepayment models to test the reasonability of pricing relative to changes in the implied prepayment options of the bonds. Separately, the Bank performs comprehensive credit analysis, including the analysis of underlying cash flows and collateral. The FHLBNY believes such methodologies — valuation comparison, review of changes in valuation parameters, and credit analysis — mitigate the effects of the credit crisis which has tended to reduce the availability of certain observable market pricing or has caused the widening of the bid/offer spread of certain securities, primarily for the Bank’s portfolio of private-label MBS.

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
Provision for Credit Losses for Mortgage loans
The provision for credit losses for advances (none) and mortgage loans, including those acquired under the Mortgage Partnership Finance Program (“MPF”) represents management’s estimate of the probable credit losses inherent in these two portfolios. Determining the amount of the provision for credit losses is considered a critical accounting estimate because management’s evaluation of the adequacy of the provision is subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses based on historical loss experience, and consideration of current economic trends, all of which are susceptible to change. The FHLBNY’s assumptions and judgments on its provision for credit losses are based on information available as of the date of the financial statements. Actual results could differ from these estimates.

Advances — No provisions for credit losses were required. The analysis for credit losses on advances includes the following underlying assumptions that the FHLBNY uses for evaluating its exposure to credit loss: (i) management’s judgment on the creditworthiness of the members to which the FHLBNY lends funds, (ii) review and valuation of the collateral pledged by members, and (iii) evaluation of historical loss experience. The FHLBNY has policies and procedures in place to manage its credit risk effectively. These include:
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
The FHLBNY is required by Finance Agency regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain collateral on its advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits in the FHLBNY, and other real estate related assets. The FHLBNY has never experienced a credit loss on an advance. Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2008, 2007, or 2006.
At December 31, 2008, 2007 and 2006, the FHLBNY had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.
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
The FHLBNY also holds participation interest in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program. Acquisitions of participations under the Community Mortgage Asset program were suspended indefinitely in November 2001, and the outstanding balance of Community Mortgage Asset loans was $4.0 million at December 31, 2008 compared to $4.1 million at December 31, 2007. If adversely classified, Community Mortgage Asset loans would require additional loan loss reserves based on the shortfall of the liquidation value of collateral to cover the remaining balance of the loan.
Evaluating Other-than-temporary Impairment of Investment Securities
Securities are classified as either available-for-sale (“AFS”) or held-to-maturity (“HTM”) and are discussed in Note 4 — Held-to-maturity securities and Note 5 — Available-for-sale securities (“AFS”) to the financial statements. Also, investments are discussed in Asset Quality and Concentration — Advances, Investment securities, and Mortgage Loans in this MD&A. Securities are classified primarily as AFS when purchased as part of the Bank’s investment strategy. AFS securities are carried at fair value on the Statements of Condition. Unrealized gains and losses after any applicable SFAS 133 hedge accounting adjustments (there were none) are reported as net increases or decreases to Accumulated other comprehensive income (loss). The specific identification method is used to determine realized gains and losses on AFS securities, which are included in Other Income (loss) in the Statements of Income. Realized gains and losses on AFS securities were not material in 2008, 2007 or 2006. Securities that the Bank has the positive intent and ability to hold to maturity are classified as HTM and are carried at amortized cost in the Statements of Condition.

Impairment of securities is evaluated considering numerous factors, and their relative significance varies case-by-case. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of a security; and the Bank’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. Securities with weaker performance measures are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as default rates and loss severity, to determine whether the FHLBNY expects to receive the contractual cash flows when it is entitled. The FHLBNY evaluates recent events specific to the issuer and industry; external credit ratings and recent downgrades. If, based upon an analysis of each of the above factors, it is determined that the impairment is other-than-temporary, the carrying value of the security is written down to fair value, and a loss is recognized through earnings.
Held-to-maturity securities — At December 31, 2008, amortized cost of the Bank’s HTM portfolio of mortgage-backed securities was $9.3 billion, and comprised of $7.6 billion, or 81.3%, of securities issued by government sponsored enterprises (“GSEs”) and government agencies, and $1.7 billion, or 18.7%, of private label mortgage-backed securities (“PLMBS”) issued by entities other than GSEs. At December 31, 2008, the Bank also had $804.1 million amortized cost in investments in housing finance agency bonds (“HFA”) classified as HTM.
Mortgage-backed securities with unrealized losses aged greater than 12 months consisted principally of non-agency private label issued MBS. At December 31, 2008, amortized cost of $0.9 billion of PLMBS was in unrealized loss positions aged greater than 12 months. Amortized cost of MBS issued by GSEs that were in unrealized loss positions aged greater than 12 months were de minimis. HFA bonds, amortized cost $0.1 billion, were also in unrealized loss positions aged greater than 12 months. Due to the issuers’ continued satisfaction of their obligations under the contractual terms of the securities and or the performance of the monoline insurers under the contractual terms of insurance, the FHLBNY’s evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, and the FHLBNY’s consideration of its intent and ability to hold the securities for a period of time sufficient to allow for the anticipated recovery in the market value of the securities, the FHLBNY believes that these securities were not other-than-temporarily impaired as of December 31, 2008 and 2007.
Available-for-sale securities — The Bank’ s entire portfolio of mortgage-backed securities classified as AFS were comprised of GSE issued, variable rate collateralized mortgage obligations which are “pass through” securities. Due to the issuers’ continued satisfaction of their obligations under the contractual terms of the securities, the FHLBNY’s evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, and the FHLBNY’s consideration of its intent and ability to hold the securities for a period of time sufficient to allow for the anticipated recovery in the market value of the securities, the FHLBNY believes that these securities were not other-than-temporarily impaired as of December 31, 2008. The FHLBNY generally views the gross unrealized losses of its MBS portfolio classified as AFS as caused by interest rate changes, credit spread widening and reduced liquidity. Two small grantor trusts with investments in money market and bond funds make up the remainder of the AFS portfolio.

Accounting for Derivatives
The Bank records and reports hedging activities in accordance with SFAS 133 “Accounting for Derivatives Instruments and Hedging Activities”, as amended. In compliance with this standard, the Bank’s accounting for derivatives includes the following assumptions and estimates: (i) assessing whether the hedging relationship qualifies for hedge accounting under SFAS 133, (ii) assessing whether an embedded derivative should be bifurcated under SFAS 133, (iii) calculating the estimated effectiveness of the hedging relationship, (iv) evaluating exposure associated with counterparty credit risk, and (v) estimating the fair value of the derivatives. The FHLBNY’s assumptions and judgments include subjective estimates based on information available as of the date of the financial statements and could be materially different based on different assumptions, calculations, and estimates.
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
For a hedging relationship that does not qualify for the short-cut method, the FHLBNY measures its effectiveness by assessing and recording the change in fair value of the hedged item attributable to the risk being hedged separately from the change in fair value of the derivative. This method for measuring effectiveness is also referred to as the “long-haul” method. The FHLBNY designs effectiveness testing criteria based on its knowledge of the hedged item and hedging instrument that were employed to create the hedging relationship. The FHLBNY uses regression analyses to evaluate effectiveness results, which must fall within established tolerances. Effectiveness testing is performed at hedge inception, and on at least a quarterly basis for both prospective considerations and retrospective evaluations.

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
Credit Risk from Counterparties. The FHLBNY is subject to credit risk as a result of nonperformance by counterparties to the derivative agreements. The FHLBNY enters into master netting arrangements and bilateral security agreements with all active non-members derivative counterparties, which provide for delivery of collateral at specified levels to limit the FHLBNY’s net unsecured credit exposure to these counterparties. The FHLBNY makes judgments on each counterparty’s creditworthiness and estimates of collateral values in analyzing its credit risk for nonperformance by counterparties. Bilateral agreements consider the credit risks and the agreement specifies thresholds that change with changes in credit ratings. Typically, collaterals are exchanged when fair values of derivative positions exceed the predetermined thresholds. To the extent that the fair values do not equal the collateral posted as a result of the thresholds in place, the FHLBNY or the derivative counterparty is exposed to credit risk in the event of a default. Also, to the extent that the posted collateral do not equal the replacement fair values of open derivative positions in a scenario such as a default, the FHLBNY or the derivative counterparty is exposed to credit risk. All extensions of credit, including those associated with the purchase or sale of derivatives, to members of the FHLBNY are fully secured by eligible collateral.
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

Recently Issued Accounting Standards and Interpretations
SFAS 161 — In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the FHLBNY). Since SFAS 161 only requires additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an effect on our financial condition, results of operations or cash flows.
FSP No. FAS 133-1 and FIN 45-4. In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP No. FAS 133-1 and FIN 45-4 require enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude credit derivative instruments accounted for at fair value under SFAS No. 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008 (December 31, 2008 for the FHLBNY). Since FSP No. FAS 133-1 and FIN 45-4 only require additional disclosures concerning credit derivatives and guarantees, adoption of FSP No. FAS 133-1 and FIN 45-4 will not have an effect on the Bank’s financial condition, results of operations or cash flows.
FSP No. FAS 157-3 — In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. The FSP was effective upon issuance. The application of this FSP did not have an impact on the FHLBNY’s financial position, results of operations or cash flows.
FSP EITF 99-20-1 — In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”)”. FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirement in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective and should be applied prospectively for financial statements issued for fiscal years and interim periods ending after December 15, 2008 (December 31, 2008 for the FHLBNY). Adoption of FSP EITF 99-20-1 at December 31, 2008 did not have a material effect on the FHLBNY’s financial condition, results of operations or cash flows.

Legislative and Regulatory Developments
Changes to Regulation of U.S. government-sponsored enterprises.
In July 2008, the “Housing and Economic Recovery Act of 2008” (the “Housing Act”) was enacted and had no impact on the Bank’s business, results of operations, financial condition or cash flows for the periods reported in this Form 10-K. Among other changes, the Housing Act established an independent federal regulator, the Federal Housing Finance Agency (the “Finance Agency”), which became the new federal regulator of the FHLBanks, Fannie Mae and Freddie Mac effective on July 30, 2008. The Finance Agency is headed by a single Director (the “FHFA Director”), and under the Housing Act, the initial acting FHFA Director is James Lockhart, who had most recently served as the Director of the Office of Federal Housing Enterprise Oversight within the U.S. Department of Housing and Urban Development. The Federal Housing Finance Board (the “Finance Board”), the FHLBanks’ former regulator, will be abolished one year after the date of enactment of the Housing Act. During the one-year transition period, the Finance Board will be responsible for winding up its affairs. Finance Board regulations, orders, determinations and resolutions remain in effect until modified, terminated, set aside or superseded in accordance with the law, by the FHFA Director, a court of competent jurisdiction or by operation of the law. The FHLBNY has determined that changes in regulations will have no material impact on its business or financial position or results of operations and cash flows.
U.S. Treasury Department’s Financial Stability Plan
In February 2009, the U.S. Treasury announced a Financial Stability Plan to address the global capital markets crisis and U.S. economic recession that continues into 2009. The plan consists of comprehensive stress tests of certain financial institutions, the provision of capital injections to certain financial institutions, controls on the use of capital injections, a purchase program for certain illiquid assets, limits on executive compensation, anti-foreclosure and housing support requirements, and small business and community lending initiatives. The plan is largely devoid of details, and in the absence of such details, the FHLBNY is unable to predict what impact the plan is likely to have on the Bank.
Federal Housing Finance Agency Proposal to Expand FHLBank Capital Requirements
Effective January 30, 2009, the Finance Agency promulgated an interim final rule on capital classifications and critical capital levels for the FHLBanks (the “Interim Capital Rule”). The Interim Capital Rule has a comment deadline of April 30, 2009 following which the Finance Agency is expected to promulgate a final rule on capital classifications and critical capital levels for the FHLBanks (the “Final Capital Rule”). The Interim Capital Rule, among other things, established criteria for four capital classifications. Those classifications are: adequately capitalized (highest rating); undercapitalized; significantly undercapitalized; and critically undercapitalized. The Interim Capital Rule also establishes corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Interim Capital Rule requires the Finance Agency Director to determine on no less than a quarterly basis the capital classification of each FHLBank. Each FHLBank is required to notify the Finance Agency Director within ten calendar days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level necessary to maintain its assigned capital classification.
The FHLBNY meets the “adequately capitalized” classification, which is the highest rating, under the Interim Capital Rule. However, the Finance Agency has discretion to re-classify an FHLBank and to modify or add to the corrective action requirements for a particular capital classification, therefore management cannot predict the impact, if any, the Interim Capital Rule or the Final Capital Rule will have on the Bank.

Proposed Federal Legislation Permitting Bankruptcy Cramdowns on First Mortgages of Owner-Occupied Homes
Federal legislation has been proposed that would allow bankruptcy cramdowns on first mortgages of owner-occupied homes as a response to the U.S. economic recession and attendant U.S. housing recession. The proposed legislation would allow a bankruptcy judge to reduce the principal amount of such mortgages to the current market value of the property, such reduction currently being prohibited by the Bankruptcy Reform Act of 1994. If passed, this legislation may impact the value of the FHLBNY’s mortgage asset portfolio, as well as the value of its pledged collateral from members.
Federal Banking Agencies Proposal to Lower Capital Risk Weights for Fannie Mae and Freddie Mac
In October 2008, the Federal Banking Agencies proposed a rule that would lower the capital risk weighting that banks assign to their holdings of Fannie Mae and Freddie Mac debt from 20 to 10 percent. The new risk weighting would apply to senior debt, subordinated debt, and MBS issued or guaranteed by Fannie Mae and Freddie Mac. The FDIC closed the comment window for this proposal on November 26, 2008. As of February 28, 2009 a final ruling has not been issued by the FDIC.
FDIC Creates Temporary Liquidity Guarantee Program for Bank Debt
In October 2008, under special systemic risk powers, the FDIC announced it will provide a 100 percent guarantee for newly issued senior unsecured debt and non-interest bearing transaction deposit accounts at FDIC-insured institutions. The guarantee of funds in non-interest bearing transaction deposit accounts will expire December 31, 2009. A 10 basis point surcharge would be applied to non-interest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.
The program to guarantee debt will apply to all newly issued senior unsecured debt issued on or before October 31, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. The amount of debt covered by the guarantee may not exceed 125 percent of debt that was outstanding as of September 30, 2008 that was scheduled to mature before October 31, 2009. For eligible debt issued on or before October 31, 2009, coverage would only be provided through June 30, 2012, even if the liability has not matured. For all newly issued senior unsecured debt, an annualized fee equal to 75 basis points would be multiplied by the amount of debt issued.
In February 2009, the FDIC issued an interim rule to modify the TLGP to include certain issuances of mandatory convertible debt. The intent of the mandatory convertible debt amendment to the TLGP is to give eligible entities additional flexibility to obtain funding from investors with longer-term investment horizons. Further, mandatory convertible debt issuances could reduce the concentration of FDIC-guaranteed debt maturing in mid 2012, which might otherwise have to be rolled into new debt. The comment period for this interim rule closed on March 19, 2009.
FDIC Increases Deposit Insurance Premiums and Changes Risk-Based Premiums
In December 2008, the FDIC approved an increase in deposit insurance premiums effective the first quarter of 2009. On February 27, 2009 the FDIC approved a final regulation that would increase the deposit insurance premium assessment for those FDIC-insured institutions that have outstanding FHLBank advances and other secured liabilities to the extent that the institution’s ratio of secured liabilities to domestic deposits exceeds 25 percent. The FHLBNY is currently evaluating the effect this final ruling will have on its members.

Emergency Economic Stabilization Act
In October 2008, the U.S. President signed into law the EESA. The EESA establishes a $700 billion program that gives the Secretary of the Treasury (the “Secretary”) broad powers to apply these funds as deemed appropriate. The Secretary is to purchase troubled assets and stabilize credit markets. The authority terminates on December 31, 2009 although the Secretary may extend the program for an additional ten months by submitting a written certification to Congress.
Federal Reserve Board of Governors Announces Securities Purchase Plan
As an additional measure to further support the functioning of financial markets, in September 2008, the Federal Reserve Board of Governors announced that the Federal Reserve Banks will begin purchasing short-term debt obligations issued by Fannie Mae, Freddie Mac, and the FHLBanks in the secondary market. Similar to secondary market purchases of Treasury securities, purchases of Fannie Mae, Freddie Mac, and FHLBank debt will be conducted with the Federal Reserve Banks’ primary dealers through a series of competitive auctions.
Establishment of an Independent Director Election Process
The Housing Act provides that an FHLBank’s board of directors shall be comprised of a majority of “member directors,” who are directors or officers of members, and a minority of non-member “independent” directors, who shall comprise not less than two-fifths of the members of the board of directors. Prior to July 30, 2008, the Finance Board was responsible for selecting appointive directors to serve on the Bank’s Board of Directors. As a result of the passage of the Housing Act and subsequent Finance Agency rulemaking, all members within the Bank’s five-state district will now elect the Bank’s independent directors — formerly known as “appointive directors” — after first being nominated by the Bank’s Board of Directors in consultation with the Affordable Housing Advisory Council.
For information on the FHLBNY’s director election process, refer to Item 4 — Submission of Matters to a Vote of Security Holders.
Finance Agency’s Temporary Increase on Purchase of MBS
In March 2008, the Finance Agency (known as the Finance Board at the time of passage) passed a resolution authorizing the FHLBanks to increase their purchases of agency MBS. Pursuant to the resolution, the limit on the FHLBank’s MBS investment authority would increase from 300 percent of regulatory capital to 600 percent of regulatory capital for two years. The resolution required an FHLBank to notify the Finance Agency prior to its first acquisition under the expanded authority and include in its notification a description of the risk management principles underlying its purchase. The expanded authority is limited to Fannie Mae and Freddie Mac securities. The securities purchased under the increased authority must be backed by mortgages that were originated after January 1, 2008 and comply with Federal bank regulatory guidance on non-traditional and subprime mortgage lending. The FHLBNY has not increased its investments in additional agency MBS allowed under the Finance Agency resolution.

Financial Condition: Assets, Liabilities, Capital, Commitments and Contingencies (dollars in thousands):

	December 31,
			Net change in	Net change in
	2008	2007	dollar amount	percentage
Assets
Cash and due from banks	$18,899	$7,909	$10,990	138.96%
Interest-bearing deposits	12,169,096	—	12,169,096	NM
Federal funds sold	—	4,381,000	(4,381,000)	(100.00)
Available-for-sale securities	2,861,869	13,187	2,848,682	NM
Held-to-maturity securities
Long-term securities	10,130,543	10,284,754	(154,211)	(1.50)
Certificates of deposit	1,203,000	10,300,200	(9,097,200)	(88.32)
Advances	109,152,876	82,089,667	27,063,209	32.97
Mortgage loans held-for-portfolio	1,457,885	1,491,628	(33,743)	(2.26)
Loans to other FHLBanks	—	55,000	(55,000)	(100.00)
Accrued interest receivable	492,856	562,323	(69,467)	(12.35)
Premises, software, and equipment	13,793	13,154	639	4.86
Derivative assets	20,236	28,978	(8,742)	(30.17)
All other assets	18,838	17,091	1,747	10.22

Total assets	$137,539,891	$109,244,891	$28,295,000	25.90%

Liabilities
Deposits
Interest-bearing demand	$1,333,750	$1,586,039	$(252,289)	(15.91)%
Non-interest bearing demand	828	2,596	(1,768)	(68.10)
Term	117,400	16,900	100,500	NM

Total deposits	1,451,978	1,605,535	(153,557)	(9.56)

Consolidated obligations
Bonds	82,256,705	66,325,817	15,930,888	24.02
Discount notes	46,329,906	34,791,570	11,538,336	33.16

Total consolidated obligations	128,586,611	101,117,387	27,469,224	27.17

Mandatorily redeemable capital stock	143,121	238,596	(95,475)	(40.02)

Accrued interest payable	426,144	655,870	(229,726)	(35.03)
Affordable Housing Program	122,449	119,052	3,397	2.85
Payable to REFCORP	4,780	23,998	(19,218)	(80.08)
Derivative liabilities	861,660	673,342	188,318	27.97
Other liabilities	75,753	60,520	15,233	25.17

Total liabilities	131,672,496	104,494,300	27,178,196	26.01

Capital	5,867,395	4,750,591	1,116,804	23.51

Total liabilities and capital	$137,539,891	$109,244,891	$28,295,000	25.90%

Balance sheet overview
At December 31, 2008, the FHLBNY’s Total assets were a record $137.5 billion, an increase of $28.3 billion, or 25.9%, from December 31, 2007. Continued growth in member demand for advances was the principal factor. Reported book value of advances was $109.2 billion at December 31, 2008, up dramatically from $82.1 billion at December 31, 2007. The Bank’s balance sheet management strategy has been to keep balance sheet growth in line with the growth in member demand for advances. The Bank increased available liquidity for its members at December 31, 2008 by placing interest-earning funds with the Federal Reserve Bank of New York (“FRB”), with a corresponding reduction in investments in certificates of deposits and other short-term money market investments with other financial institutions. In 2008, the FHLBNY acquired $3.4 billion of GSE issued variable-rate, triple-A rated CMOs and designated the securities as available-for-sale; the FHLBNY limited its acquisitions of held-to-maturity mortgage-backed securities to $2.0 billion of GSE issued, triple-A rated, fixed-rate prime securities, keeping acquisitions a little below paydowns.
Investments in certificates of deposits were down to $1.2 billion at December 31, 2008 from $10.3 billion at December 31, 2007 as yields were too low to justify the risk/reward characteristics of such investments with other financial institutions. The Bank also opted to not replace maturing Federal funds sold to other financial institutions at December 31, 2008 and instead chose to maintain $12.2 billion in interest-earning demand balances at the FRB, which were reported as Interest-bearing deposits in the Statements of Condition. The liquid investment at the FRB is consistent with the Bank’s goals of maintaining liquidity for its members, as historically, the Bank has maintained a significant inventory of highly liquid Federal funds and short-term certificates deposits at highly-rated financial institutions to ensure liquidity for its members’ borrowing needs, especially in the existing volatile credit markets.
At December 31, 2008, balance sheet leverage of 23.4 times shareholders’ capital was slightly up from 23.0 times capital at December 31, 2007. Increases or decreases in investments have a direct impact on leverage, but generally growth in advances does not significantly impact balance sheet leverage under existing capital stock management practices. This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged. Under existing capital management practices, members are required to purchase capital stock to support their borrowings from the Bank, and when capital stock is in excess of the amount that is required to support advance borrowings, the Bank redeems the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remains unchanged. As capital increases or declines in line with higher or lower volumes of advances, the Bank may also adjust its assets by increasing or decreasing holdings of short-term investments in certificates of deposit, and, to some extent, its positions in Federal funds sold, which it inventories to accommodate unexpected member needs for liquidity, or its cash position at the FRB.
Long-term investments classified as held-to-maturity, principally mortgage-backed securities, were $10.1 billion at December 31, 2008, compared to $10.3 billion at December 31, 2007. Acquisitions of mortgage-backed securities have remained very selective. Certificates of deposits, all with maturities of less than a year, are also classified as held-to-maturity, and totaled $1.2 billion at December 31, 2008, down from $10.3 billion at December 31, 2007. Available-for-sale securities grew to $2.9 billion at December 31, 2008, up from $13.2 million at December 31, 2007. In 2008, the Bank acquired $3.4 billion of GSE issued variable-rate CMOs, and designated these acquisitions as available-for-sale. All securities purchased were rated triple-A. For more information about the credit quality of the Bank’s investment securities, see Investment Quality in the section of this MD&A captioned Asset Quality.
At December 31, 2008, the Bank’s total liabilities were $131.7 billion, an increase $27.2 billion, or 26.0% from December 31, 2007. Liabilities were higher to fund significant member demand for advances.

In 2008 as in 2007, the primary source of funds for the FHLBNY continued to be through issuance of consolidated obligation bonds and discount notes. Discount notes are consolidated obligations with maturities up to one year, and consolidated bonds have maturities of one year or longer. The mix between the use of discount notes and bonds has fluctuated during the year, partly because of the market pricing of discount notes relative to the pricing of fixed-rate bonds with similar maturities and partly because of the price attractiveness of floating-rate bonds that could be swapped back to 3 month LIBOR rates. Utilization of discount notes fluctuated in 2008. At March 31, 2008, outstanding discount notes were down to $26. 3 billion, funding 24.3% of assets, compared to 31.8% at December 31, 2007. At June 30, 2008 and September 30, outstanding amounts further declined and the comparable ratios were 21.7% and 22.0%. At December 31, 2008, the ratio rose to 33.7%, reflecting greater use of discount notes. In 2008, the Bank also issued floating-rate consolidated obligation bonds indexed to the Prime rate, Federal funds effective rate, and the 1-month LIBOR rates and swapping the cash flows to 3-month LIBOR rates. Amounts outstanding at December 31, 2008 of such bonds aggregated $25.0 billion.
Member deposits were $1.5 billion at December 31, 2008, compared to $1.6 billion at December 31, 2007. Changes in deposit balances reflect member preference for liquidity and availability of alternative investment vehicles. The FHLBNY does not rely on member deposits to meet its funding needs.
Shareholders’ equity was $5.9 billion at December 31, 2008, an increase of $1.1 billion from the balance at December 31, 2007. Capital stock increased to $5.6 billion at December 31, 2008, up by $1.2 billion from the balance of $4.4 billion at December 31, 2007 as a result of stockholder purchases of additional capital stock of the FHLBNY to support advance borrowings. Unrestricted retained earnings totaled $382.9 million, a decline of $35.4 million compared to $418.3 million at December 31, 2007. Dividend payout, the ratio of dividend paid to Net income was 113.7% in 2008, up from 84.6% in 2007 — cash dividends of $294.5 million were paid in 2008 from unrestricted retained earnings. The comparable payout was $273.5 million in 2007. The balance of Accumulated other comprehensive income (loss), a component of Shareholders’ equity, was a net unrealized loss of $101.2 million, compared to an unrealized loss of $35.7 million at December 31, 2007; the change was principally caused by the decline in the fair values of the available-for-sale securities at December 31, 2008.
Advances
The FHLBNY’s primary business is making collateralized loans, known as “advances”, to members.
Reported book value of advances was $109.2 billion at December 31, 2008, up dramatically from $82.1 billion at December 31, 2007. Par amount of advances outstanding was $103.4 billion at December 31, 2008, compared to $80.6 billion at December 31, 2007. Reported book values include fair value basis adjustments recorded under the hedge accounting provisions of SFAS 133.
Strong demand for advances has continued through 2008. Reported total advances was $61.2 billion at June 30, 2007 at the beginning of the liquidity problems in the capital markets. Amounts outstanding grew to $82.1 billion at December 31, 2007, an increase of 34.2%, and to $109.2 at December 31, 2008, a year-over-year increase of 33.0%.
The very significant increase in the advance portfolio reflects in part to the FHLBNY’s willingness to be a reliable provider of well-priced funds to our members, and in part to the FHLBNY’s ability to raise funding in the marketplace through the issuance of consolidated obligation bonds and discount notes to local and global investors. In meeting member demand for liquidity, the Bank did not adjust pricing to either discourage members advance growth nor did the Bank take advantage of the dislocation in the marketplace in an environment of uncertainty.

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
Advances — Product Types
The following table summarizes par values of advances by product type (dollars in thousands):

	December 31, 2008		December 31, 2007
		Percentage		Percentage
	Amounts	of total	Amounts	of total
Adjustable Rate Credit — ARCs	$20,205,850	19.55%	$19,812,544	24.58%
Fixed Rate Advances	71,860,685	69.51	53,411,674	66.27
Short-Term Advances	7,793,500	7.54	4,590,805	5.70
Mortgage Matched Advances	693,559	0.67	690,058	0.86
Overnight Line of Credit (OLOC) Advances	2,039,423	1.97	1,767,080	2.19
All other categories	786,710	0.76	319,893	0.40

Total par value	103,379,727	100.00%	80,592,054	100.00%

Discount on AHP Advances	(330)		(417)
SFAS 133 hedging adjustments	5,773,479		1,498,030

Total	$109,152,876		$82,089,667

Comparing member borrowings at December 31, 2008 to last year-end, Advance growth was across all the principal advance products offered to members, with the greatest increases in Fixed-rate Advances. This product category has grown steadily over the four quarters in 2008. Demand for Short-term fixed-rate advances has fluctuated during 2008, growing to $11.2 billion at September 30, 2008 and settling at $7.8 billion at December 31, 2008 well above $4.5 billion outstanding at December 31, 2007. Member demand for variable-rate advances, Adjustable Rate Credit advances (“ARCs”) and OLOC Advances, has not kept pace with the overall increase in demand for advances.
Member demand for advance products
Adjustable Rate Advances (ARC Advances) — Demand for ARC advances has fluctuated during 2008. Outstanding amounts had declined to $18.0 billion in the first quarter, increased to $20.9 billion in the second quarter, declined to $19.6 billion at September 30, 2008, and was $20.2 billion at December 31, 2008. Generally, the FHLBNY’s larger members have been the more significant borrowers of ARCs.
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

Fixed-rate Advances — Demand for Fixed-rate advances has been consistently strong during 2008. In the first quarter of 2008, outstanding amounts grew by $6.3 billion from the previous year-end; demand continued in the second quarter at a steadier pace and outstanding balance grew by $1.9 billion from the first quarter. In the third quarter, strong demand for short-term fixed-rate advances collateralized by securities increased outstanding borrowed amounts to $67.7 billion at September 30, 2008. Continued member demand in the fourth quarter of 2008 increased total borrowings to $71.9 billion at December 31, 2008. A significant component of Fixed-rate advances is putable advances, also referred to as “Convertible Advances”. Outstanding amounts of putable advances grew to $43.4 billion at December 31, 2008 from $38.8 billion at December 31, 2007. Historically, Fixed-rate, putable advances have been competitively priced relative to fixed-rate “bullet” advances because of the “put” feature that the Bank purchases from the member, driving down the coupon on the advance. In the present interest rate environment the price advantage is not significant because of constraints in offering longer-term-advances that has also narrowed the price advantage of putable advances.
Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from 2 days to 30 years. Fixed-rate advances, comprising putable and non-putable advances were the largest category of advances at September 30, 2008 and December 31, 2007.
Short-term Advances — Lackluster demand for Short-term fixed-rate advances in the first half of 2008, resulted in outstanding balances declining below the amounts outstanding at December 31, 2007. In the third quarter, demand was strong and borrowed amounts grew to $11.2 billion, but retreated to $7.8 billion at December 31, 2008. The primary factor was unfavorable pricing relative to longer-term advances. Advance pricing is largely based on the Bank’s funding costs, net of the impact of interest rate swaps.
Overnight Line of Credit (“OLOC Advances”) — Demand has fluctuated during 2008. Outstanding balances had fallen to $589.8 million at March 31, 2008 from $1.8 billion at December 31, 2007, and grew in the second quarter to $1.8 billion as members preferred to stay short with their borrowings in the face of uncertainties with the Federal Reserve rate actions. Member borrowings increased somewhat in the fourth quarter and outstanding amounts grew to $2.0 billion.
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
Merger Activity
Merger activity is an important factor and, if significant, would contribute to an uneven pattern in advance balances. Four Members were acquired by non-members in 2008 compared to six in 2007.
In the first quarter of 2008, three members were acquired by non-members. Two were considered to have significant borrowing potential had the merger not occurred. In the second quarter, one member was acquired by a non-member but the member’s outstanding borrowed amounts or borrowing potential were not significant. There was no loss of members in the third quarter or fourth quarters of 2008.
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

Early Prepayment of Advances
Early prepayment initiated by members and former members is another important factor that impacts advances to members. The FHLBNY charges a member a prepayment fee when the member prepays certain advances before the original maturity.
Member initiated prepayments totaled $4.1 billion in par amount of advances, compared to $1.4 billion in 2007. The Bank recorded net prepayment fees of $21.7 million as income in 2008 compared to $4.6 million in 2007, and $19.2 million in 2006. For advances that are prepaid and hedged under the provisions of SFAS 133, the FHLBNY terminates the hedging relationship upon prepayment and adjusts the prepayments fees received for the associated fair value basis of the hedged prepaid advance.
Advances — Maturities and coupons
The FHLBNY’s advances outstanding are summarized below by year of maturity (dollars in thousands):

	December 31,
	2008			2007
		Weighted [2]			Weighted [2]
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$—	—%	—%	$—	—%	—%
Due in one year or less	32,420,095	2.52	31.36	24,140,285	4.72	29.95
Due after one year through two years	16,150,121	3.71	15.62	7,714,912	4.87	9.57
Due after two years through three years	7,634,680	3.76	7.39	8,730,643	5.13	10.83
Due after three years through four years	6,852,514	3.74	6.63	3,153,113	4.89	3.91
Due after four years through five years	3,210,575	3.88	3.11	5,988,142	4.76	7.43
Due after five years through six years	836,689	3.74	0.81	556,095	3.44	0.69
Thereafter	36,275,053	3.96	35.08	30,308,864	4.29	37.62

Total par value	103,379,727	3.44%	100.00%	80,592,054	4.62%	100.00%

Discount on AHP advances [1]	(330)			(417)
SFAS 133 hedging basis adjustments [1]	5,773,479			1,498,030

Total	$109,152,876			$82,089,667

[1]	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Amortization of fair value basis adjustments for terminated hedges was a charge to interest income and amounted to ($2.0) million, ($0.4) million, and ($0.4) million for the years ended December 31, 2008, 2007 and 2006. All other amortization charged to interest income aggregated ($0.0) million, ($0.5) million, and ($0.6) million for the years ended December 31, 2008, 2007 and 2006. Interest rates on AHP advances ranged from 1.25% to 6.04% in 2008 and 2007.

[2]	The weighed average yield is the weighted average coupon rates for advances, unadjusted for swaps.
In a lower interest rate environment at December 31, 2008 compared to 2007, coupons were lower but the greatest declines were in the shorter-term advances because of the very low short-term rates at December 31, 2008. Contractual maturities of advances outstanding have changed somewhat at December 31, 2008 compared to 2007. The change in the maturity category of 1-year to 2-years was the more noteworthy change year-over-year.

Impact of hedging
The Bank hedges certain advances under the provisions of SFAS 133 by the use of both callable and non-callable interest rate swaps as fair value hedges. Recorded fair value basis adjustments to advances in the Statements of Condition were a result of hedging activities under the provisions of SFAS 133. The Bank hedges the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR and is also the discounting basis for computing changes in fair values of hedged advances. Net interest accruals from SFAS 133 qualifying hedges are recorded with interest income from advances. Fair value changes of SFAS 133 qualifying hedged advances are recorded as a Net realized and unrealized gain (loss) on derivative and hedging activities, a component of Other income (loss); an offset is recorded as fair value basis adjustment to the carrying amount of the advances in the Statements of Condition.
The Bank primarily hedges putable or convertible advances and certain “bullet” fixed-rate advances. A significant percentage of advances were hedged by the use of interest rate swaps in economic hedges as well as hedges qualifying under the hedging provisions of SFAS 133. At December 31, 2008, $62.3 billion in interest rate swaps hedged advances, compared to $47.0 billion at December 31, 2007.
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
The most significant element that impacts balance sheet reporting of advances is the recording of fair value basis adjustments to the carrying value of advances. Also, when putable advances are hedged by callable swaps, the possibility of exercise of the call shortens the expected maturity of the advance. The impact of derivatives to the Bank’s income is discussed in this MD&A under “Results of Operations”. Fair value basis adjustments as measured under the hedging rules are impacted by both hedge volume and the interest rate environment and the volatility of the rate environment.

Hedge volume — At December 31, 2008, almost all putable fixed-rate advances were hedged by interest rate swaps in SFAS 133 qualifying hedge relationships, which effectively converted the fixed-rate exposure of the advances to a variable-rate exposure, generally indexed to 3-month LIBOR. The Bank’s putable advance contains a put option purchased by the Bank from the member. Under the terms of the put option, the Bank has the right to terminate the advance at agreed upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then prevailing market rates and at the then existing terms and conditions. When the FHLBNY puts the fixed-rate advance and if the member borrows to replace the fixed-rate advance, the FHLBNY effectively converts the advance from fixed-rate to floating-rate. The Bank also hedges certain long-term, single maturity (bullet) advances to hedge fair value risk from changes in the benchmark rate. Hedge volume as measured by the amount of notional amounts of interest rate swaps outstanding that hedged advances, both economically and under SFAS 133 hedging provisions, increased to $62.3 billion at December 31, 2008, compared to $47.0 billion at December 31, 2007. The notional included $0.6 billion at December 31, 2008 that were in an economic hedge of advances.
The largest component of interest rate swaps hedging advances at December 31, 2008 was comprised of $43.4 billion in putable advances, up from $38.8 billion at December 31, 2007. The Bank’s putable advance, also referred to as a convertible advance, contains a put option purchased by the Bank from the member. Under the terms of the put option, the Bank has the right to terminate the advance at agreed upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then prevailing market rates and at the then existing terms and conditions. When the FHLBNY puts the fixed-rate advance, and if the member borrows to replace the fixed-rate advance, the FHLBNY effectively converts the advance from fixed-rate to floating-rate. Growth in putable advances has not kept pace with the overall surge in demand for advance year-over-year principally because pricing of putable advances was not at advantageous levels through most of 2008 relative to prior years. Typically, pricing advantage to the borrower of a putable advance over single-maturity advances, also referred to as “bullet” advance, increases with longer-term advances.
In addition, certain LIBOR-indexed advances have “capped” coupons that are in effect sold to borrowers. The fair value changes of the sold caps are offset by fair value changes of purchased options (caps) with mirror-image terms. Fair value changes of caps due to changes in the benchmark rate and option volatilities are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. Notional amounts of purchased interest rate “caps” at December 31, 2008 and 2007 were $0.5 billion and $1.2 billion, and were designated as economic hedges of “caps” embedded in the variable-rate advances borrowed by members.
Fair value basis adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the Statements of Condition were associated with hedging activities under the provisions of SFAS 133.
Reported book value at December 31, 2008 included net unrealized gains of $5.8 billion compared to $1.5 billion at December 31, 2007 and represented fair value basis adjustments under SFAS 133 hedge accounting rules. The notional amounts of swaps that were associated in hedging relationships under SFAS 133 aggregated $61.7 billion at December 31, 2008, up from $47.0 billion at December 31, 2007. Fair value basis of previously recorded realized gains and losses from discontinued hedges, net of amortization, was not material.
Unrealized basis gains were consistent with the forward yield curves at December 31, 2008 and December 31, 2007 that were projecting forward rates below the fixed-rate coupons of advances that had been issued in prior periods at the then prevailing higher interest-rate environment. Since hedged advances are typically fixed-rate, in a declining interest rate environment, fixed-rate advances exhibited unrealized fair value basis gains. Unrealized gains from fair value basis adjustments to advances were almost entirely offset by net fair value unrealized losses of the derivatives associated with the fair value hedges of advances, thereby achieving the Bank’s hedging objectives of mitigating fair value basis risk. Hedge volume as represented by the notional amounts of advances hedged in a SFAS 133 qualifying hedge increased at December 31, 2008 in line with the very significant growth of hedged fixed-rate advances.

Hedge ratio — Hedged advances as a percentage of advances not hedged was 60.3% at December 31, 2008, slightly up from 58.3%, indicative of a stable hedging strategy. The percentage not hedged is typically comprised of adjustable rate advances (ARC Advances), Overnight line of credit advances, and Short-Term advances.
Advances — Call Date
The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that is controlled by the FHLBNY, and put dates are summarized into similar maturity tenors as the previous table that summarizes advances by contractual maturities (dollars in thousands).

	December 31,
		Percentage of		Percentage of
	2008	total	2007	total

Overdrawn demand deposit accounts	$—	—%	$—	—%
Due or putable in one year or less	63,251,007	61.18	48,005,147	59.57
Due or putable after one year through two years	18,975,821	18.36	16,112,362	19.99
Due or putable after two years through three years	10,867,530	10.51	7,546,243	9.36
Due or putable after three years through four years	5,293,364	5.12	2,607,563	3.24
Due or putable after four years through five years	2,728,075	2.64	4,180,492	5.19
Due or putable after five years through six years	230,189	0.22	121,095	0.15
Thereafter	2,033,741	1.97	2,019,152	2.50

Total par value	103,379,727	100.00%	80,592,054	100.00%

Discount on AHP advances	(330)		(417)
SFAS 133 hedging basis adjustments	5,773,479		1,498,030

Total	$109,152,876		$82,089,667

Contrasting advances by contractual maturity dates with potential put dates, illustrates the impact of hedging on the effective durations of the Bank’s advances. The Bank’s advances borrowed by members include a significant amount of putable advances in which the Bank has purchased from members the option to terminate advances at agreed upon dates. At December 31, 2008, the amount of advances that were still putable (one or more exercise dates) was $43.4 billion compared to $38.8 billion at December 31, 2007. Typically, almost all putable advances are hedged by callable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates. When the swap counterparty exercises its right to call the swap, the Bank would typically also exercise its right to terminate the advance at par. Under current hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated and is an important factor in the Bank’s current hedge strategy.
On a contractual maturity basis (see advance maturities table), 47.0% or $48.6 billion of the par amounts of advances at December 31, 2008 were in the maturity band of two years or less. On a put option basis, the potential exercised maturity was significantly accelerated, and 79.5% or $82.2 billion were potentially exercisable within the maturity band of two years or less. At December 31, 2007, some 39.5%, or $31.9 billion of the par value of advances were in the maturity band of two years or less based on contractual maturity. On a put option basis, the potential exercised maturity was significantly accelerated 79.6% or $64.1 billion were potentially putable by the Bank. The most significant impact of put options was in the maturity band of greater than five years. At December 31, 2008, the percentage of par advances maturing on a contractual basis was $36.3 billion, or 4.0% of total par advances. On an option exercise basis, the percentage greater than five years declined to only $2.0 billion, or 1.97%. At December 31, 2007, the percentage of par advances maturing on a contractual basis beyond five years was $30.3 billion or 4.29% compared to 2.5% on a putable basis.

Advances — Interest Rate Terms
The following table summarizes interest-rate payment terms for advances (dollars in thousands):

	December 31,
	2008		2007
		Percentage		Percentage
	Amount	of total	Amount	of total

Fixed-rate	$83,173,877	80.45%	$60,779,510	75.42%
Variable-rate	19,740,850	19.10	18,654,850	23.15
Variable-rate capped	465,000	0.45	1,157,694	1.43

Total par value	103,379,727	100.00%	80,592,054	100.00%

Discount on AHP Advances	(330)		(417)
SFAS 133 hedging basis adjustments	5,773,479		1,498,030

Total	$109,152,876		$82,089,667

Fixed-rate borrowings remained popular with members, and increased as a percentage of total advances outstanding at December 31, 2008. Variable-rate advances outstanding also increased but declined in percentage terms of total amounts; member demand for adjustable-rate LIBOR-based funding has not kept pace with the general increase in demand for fixed-rate advances. Variable-rate capped advances declined in a declining interest rate environment. Typically, capped ARCs are in demand by members in a rising rate environment who would purchase cap options from the FHLBNY to limit borrowers’ interest exposure. With a capped variable-rate advance, the FHLBNY had offsetting purchased cap options that mirrored the terms of the caps sold to members, eliminating the FHLBNY’s exposure.
The following summarizes variable-rate advances by reference-index type (in thousands):

	December 31,
	2008	2007

LIBOR indexed	$18,980,500	$19,487,194
Federal funds	1,225,000	325,000
Prime	350	350

Total	$20,205,850	$19,812,544

Investments
The FHLBNY maintains investments for liquidity purposes, to manage capital stock repurchases and redemptions, to provide additional earnings, and to ensure the availability of funds to meet the credit needs of its members. The FHLBNY also maintains longer-term investment portfolios, which are principally mortgage-backed securities issued by government-sponsored mortgage agencies, and a smaller portfolio of MBS issued by private enterprises, and securities issued by state or local housing finance agencies.
Mortgage- and asset-backed securities acquired must carry the highest ratings from Moody’s Investors Service (“Moody’s”) or Standard & Poor’s Rating Services (“S&P”) at the time of purchase. Finance Agency regulations prohibit the FHLBanks, including the FHLBNY, from investing in certain types of securities and limit the investment in mortgage- and asset-backed securities. These restrictions and limits are set out in more detail in the section captioned “Investments” under Item 1. Business in this MD&A.
Limits on the size of the MBS portfolio are defined by Finance Agency regulations, which limits holding of MBS to 300% of capital. At December 31, 2008 and 2007, the Bank was within these limits.
On March 24, 2008, the Board of Directors of the Federal Housing Finance Board, predecessor to the Finance Agency adopted Resolution 2008-08, which temporarily expanded the authority of a FHLBank to purchase mortgage-backed securities (“MBS”) under certain conditions. The resolution allowed an FHLBank to increase its investments in MBS issued by Fannie Mae and Freddie Mac by an amount equal to three times its capital, which is to be calculated in addition to the existing limit. The expanded authority permitted MBS to be as much as 600% of the FHLBNY’s capital. Currently, the FHLBNY has not exercised the expanded authority provided under the temporary regulations to purchase MBS issued by Fannie Mae and Freddie Mac.
The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments) between December 31, 2008 and 2007 (dollars in thousands):

	December 31,	December 31,	Dollar	Percentage
	2008	2007	Variance	Variance

State and local housing agency obligations [1]	$804,100	$576,971	$227,129	39.37%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,851,682	—	2,851,682	NA
Held-to-maturity securities, at amortized cost	9,326,443	9,707,783	(381,340)	(3.93)

Total long-term securities	12,982,225	10,284,754	2,697,471	26.23

Grantor trusts [2]	10,187	13,187	(3,000)	(22.75)
Certificates of deposit [1]	1,203,000	10,300,200	(9,097,200)	(88.32)
Federal funds sold	—	4,381,000	(4,381,000)	(100.00)

Total investments	$14,195,412	$24,979,141	$(10,783,729)	(43.17)%

[1]	Classified as held-to-maturity securities, at amortized cost

[2]	Classified as available-for-sale securities, at fair value represent investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts

Note:	Excludes $12.2 billion in interest-earning balance at Federal Reserve Bank of New York at December 31, 2008 ($0 at December 31, 2007)

Long-term investments
At December 31, 2008 and 2007, investments with original contractual maturities that were long-term comprised of mortgage- and asset-backed securities, and investment in securities issued by state and local housing agencies. These investments were classified as either held-to-maturity or available-for-sale securities under the meaning of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. Two grantor trusts were established in the third quarter of 2007 to fund current and potential future payments to retirees for supplemental pension plan obligations. The trust funds are invested in fixed-income and equity funds, which were classified as available-for-sale under the provisions of SFAS 115.
Mortgage-backed securities — By issuer
Composition of FHLBNY’s mortgage-backed securities was as follows (dollars in thousands):

	December 31,	Percentage	December 31,	Percentage
	2008	of total	2007	of total

U.S. government sponsored enterprise residential mortgage-backed securities	$7,577,036	81.24%	$6,829,668	70.35%
U.S. agency residential mortgage-backed securities	6,325	0.07	7,482	0.08
Private-label issued securities backed by home equity loans	636,466	6.83	752,808	7.76
Private-label issued residential mortgage-backed securities	609,908	6.54	769,140	7.92
Private-label issued commercial mortgage-backed securities	266,994	2.86	1,087,713	11.20
Private-label issued securities backed by manufactured housing loans	229,714	2.46	260,972	2.69

Total Held-to-maturity securities — MBS	$9,326,443	100.00%	$9,707,783	100.00%

Held-to-maturity mortgage- and asset-backed securities (“MBS”) — were comprised of government sponsored enterprise (“GSE”) (81.3%) and privately issued mortgage-backed securities (18.7%), and included commercial mortgage- and asset-backed securities, and mortgage-pass-throughs and Real Estate Mortgage Investment Conduit bonds. Investment in mortgage-backed securities provides a reliable income stream.
In 2008, the Bank acquired $2.0 billion of fixed-rate triple-A rated, collateralized mortgage obligations (“CMOs”) issued by Fannie Mae and Freddie Mac and designated the purchases as held-to-maturity. CMOs are supported by agency pass-through securities. New acquisitions were slightly below paydowns in 2008 and as a result, outstanding balances at December 31, 2008 were also slightly below the amounts outstanding at December 31, 2007. The Bank’s conservative purchasing practice over the years is evidenced by its concentration in mortgage-backed securities issued by a Government Sponsored Enterprises (“GSE”). The amortized cost basis of GSE and agency issued securities was $7.6 billion at December 31, 2008 and $6.8 billion at December 31, 2007. They represented 81.3% and 70.4% of all MBS at December 31, 2008 and 2007.
Local and housing finance agency bonds — The FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) also classified as held-to-maturity. Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing. In 2008, the Bank acquired $328.4 million double -A rated New York State and City housing agency bonds.
For more information and analysis, see Investment Quality in the section captioned Asset Quality and Concentration —Advances, Mortgage Loans, and Investment Securities in this MD&A.

Held-to-maturity securities
Market value of held-to-maturity securities was as follows (in thousands):

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$804,100	$6,573	$(47,512)	$763,161
Mortgage-backed securities	9,326,443	187,531	(342,662)	9,171,312
Certificates of deposit	1,203,000	328	—	1,203,328

Total	$11,333,543	$194,432	$(390,174)	$11,137,801

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$576,971	$9,780	$(200)	$586,551
Mortgage-backed securities	9,707,783	82,670	(97,191)	9,693,262
Certificates of deposit	10,300,200	7,178	—	10,307,378

Total	$20,584,954	$99,628	$(97,391)	$20,587,191

Rating information of the held-to-maturity portfolio was as follows (in thousands):

	December 31, 2008
	AAA-rated	AA-rated	A-rated	BBB-rated	Total

Long-term securities
Mortgage-backed securities	$8,705,952	$229,714	$192,678	$198,099	$9,326,443
State and local housing agency obligations	74,881	672,999	—	56,220	804,100

Total Long-term securities	8,780,833	902,713	192,678	254,319	10,130,543

Short-term securities
Certificates of deposit	—	628,000	575,000	—	1,203,000

Total	$8,780,833	$1,530,713	$767,678	$254,319	$11,333,543

	December 31, 2007
	AAA-rated	AA-rated	A-rated	Total

Long-term securities
Mortgage-backed securities	$9,707,783	$—	$—	$9,707,783
State and local housing agency obligations	271,253	305,718	—	576,971

Total Long-term securities	9,979,036	305,718	—	10,284,754

Short-term securities
Certificates of deposit	—	6,988,100	3,312,100	10,300,200

Total	$9,979,036	$7,293,818	$3,312,100	$20,584,954

Available-for-sale securities
The Bank acquired $3.4 billion of variable-rate triple-A rated, GSE issued CMOs during the first three quarters of 2008. Two grantor trusts were established in 2007 to fund current and potential future payments to retirees for supplemental pension plan obligations. The trust funds are invested in money market funds, and fixed-income and equity funds, which are also designated as available-for-sale.
Rating information of the available-for-sale portfolio was as follows (in thousands):

	December 31, 2008
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities [1]
Mortgage-backed securities	$2,851,682	$—	$—	$—	$—	$2,851,682
Other — Grantor trusts	—	—		—	10,187	10,187

Total	$2,851,682	$—	$—	$—	$10,187	$2,861,869

[1]	Available-for-sale securities are at fair value.

Note:	The Bank did not have any mortgage-backed securities designated as available-for-sale at December 31, 2007. The amounts outstanding in the two Grantor Trusts totaled $13.2 million at December 31, 2007.
Fair values of investment securities
The fair value of investment securities is estimated by management using information from specialized pricing services that use pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models employed by pricing services are market based and observable for Level 1 and Level 2 securities. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs in the models are based on new issue and secondary market transactions if securities that are traded in sufficient volumes in the secondary market. The valuation of the Bank’s private-label securities that are all designated as held-to-maturity may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 inputs because the inputs may not be market based and observable.
See Note 1 — Accounting Changes, Significant Accounting Policies and Estimates, and Recently Issued Accounting Standards to the financial statements, for corroboration and other analytical procedures performed by the FHLBNY. Examples of securities priced under such a valuation technique, and which are classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined under SFAS 157, include GSE issued collateralized mortgage obligations and money market funds.
Held-to-maturity MBS securities — At December 31, 2008, the fair value of held-to-maturity mortgage-backed securities was below amortized cost by $155.1 million, representing net market value losses. Gross market value losses were $342.7 million, partly offset by market value gains of $187.5 million. At December 31, 2007, the net market value loss was $14.5 million.
Gross unrealized losses of held-to-maturity MBS securities that were in an unrealized loss position of 12 months or more aggregated $227.3 million, or 66.3% of the total gross unrealized losses of $342.7 million at December 31, 2008. At December 31, 2007, gross unrealized losses of held-to-maturity MBS securities that were in an unrealized position of 12 months or more aggregated $41.5 million.

Available-for-sale MBS securities — All securities were obligations of Fannie Mae and Freddie Mac. At December 31, 2008, the amortized cost was $2.9 billion and net unrealized losses were $61.0 million. All securities carried an external rating of triple-A at December 31, 2008.
Housing finance agency bonds — HFA bonds were in a net unrealized loss position of $40.9 million, compared to $9.6 million at December 31, 2007. Gross unrealized losses of HFA bonds that were in an unrealized loss position of 12 months or more aggregated $31.4 million and $0.2 million at December 31, 2008 and 2007.
The FHLBNY conducts a review and evaluation of the securities portfolio to determine, based on the creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, if the decline, if any, in the fair value of a security below its carrying value is other-than-temporary. Based on detailed credit analysis on a security level, the Bank has concluded that gross unrealized losses were primarily caused by interest rate changes, credit spread widening and reduced liquidity and the securities were temporarily impaired as defined under FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”). The FHLBNY has both the intent and financial ability to hold the temporarily impaired securities until recovery of their value. For information about the Bank’s Impairment Analysis and conclusions, investment ratings, and investment quality see Asset Quality and Concentration — Advances, Investment securities and Mortgage loans in this MD&A. Also, see Note 4 — Held-to-maturity securities and Note 5 — Available-for-sale securities to the financial statements.
Contractual maturities — Mortgage-backed securities
The amortized cost and estimated fair values of held-to-maturity securities by contractual maturity are shown below (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
State and local housing agency obligations
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	17,665	18,209	32,009	32,474
Due after five years through ten years	60,400	55,060	20,400	20,938
Due after ten years	726,035	689,892	524,562	533,139

State and local housing agency obligations	804,100	763,161	576,971	586,551

Mortgage-backed securities
Due in one year or less	257,999	258,120	243,309	242,471
Due after one year through five years	—	—	546,303	555,003
Due after five years through ten years	1,142,000	1,149,541	103,792	104,563
Due after ten years	7,926,444	7,763,651	8,814,379	8,791,225

Mortgage-backed securities	9,326,443	9,171,312	9,707,783	9,693,262

Certificates of deposit
Due in one year or less	1,203,000	1,203,328	10,300,200	10,307,378
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

Certificates of deposit	1,203,000	1,203,328	10,300,200	10,307,378

Total held-to-maturity securities	$11,333,543	$11,137,801	$20,584,954	$20,587,191

Weighted average rates — Mortgage-backed securities
The following table summarizes weighted average rates by contractual maturities. A significant portion of the MBS portfolio consists of floating-rate securities and the weighted average rates will change with changes in the indexed LIBOR rate (dollars in thousands):

	December 31, 2008		December 31, 2007
	Amortized	Weighted	Amortized	Weighted
	Cost	Average rate	Cost	Average rate
Mortgage-backed securities
Due in one year or less	$257,999	7.39%	$243,309	6.22%
Due after one year through five years	—	—	546,303	7.15
Due after five years through ten years	1,142,000	4.76	103,792	5.43
Due after ten years	10,839,086	4.24	8,814,379	5.31

Total mortgage-backed securities	$12,239,085	4.36%	$9,707,783	5.44%

Short-term investments
The FHLBNY typically maintains substantial investments in high-quality, short- and intermediate-term financial instruments, such as interest-earning balances at the Federal Reserve Banks, certificates of deposits and overnight and term Federal funds sold to highly-rated financial institutions. These investments provide the liquidity necessary to meet members’ credit needs. Short-term investments also provide a flexible means of implementing the asset liability management decisions to increase liquidity. The Bank invests in certificates of deposits with maturities not exceeding one year and issued by major financial institutions; certificates of deposits are recorded at amortized cost and reported as held-to maturity in the Statements of Condition. Cash pledged to derivative counterparties to meet collateral requirements are interest-bearing and are reported as a netting adjustment to Derivative assets or Derivative liabilities in the Statements of Condition.
Interest-bearing balances at the Federal Reserve Bank of New York — In a new program that commenced in October 2008, the Federal Reserve Banks (“FRB”) pays interest on excess demand balances maintained at the FRB. Outstanding balances at the FRB was $12.2 billion at December 31, 2008 and earned interest based on the federal funds effective rates.
Federal funds sold — Historically, the FHLBNY has been a provider of Federal funds to its members, allowing the FHLBNY to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands. At December 31, 2008, the Bank’s liquid funds were maintained at the FRB. No Federal funds sold were outstanding at December 31, 2008. Inventory of Federal funds sold at December 31, 2007 was $4.4 billion.
Certificates of deposits — At December 31, 2008, certificates of deposits at highly-rated financial institutions, all maturing within 12 months or less, were $1.2 billion, down from $10.3 billion at December 31, 2007. Low yields and credit risk factors did not justify investments in certificates of deposits at December 31, 2008. Average investment in certificates of deposit in 2008 was $6.6 billion, compared to $7.6 billion in 2007. In the fourth quarter of 2007, the Bank took advantage of favorable execution funding levels of discounts notes and issued short-term discount notes and immediately invested in certificates of deposits for the same amount and maturity and locked in a favorable spread. That advantage did not extend into 2008.

Cash collateral pledged — Cash collateral pledged is reported as a component of Derivative liabilities in the Statements of Condition. The FHLBNY generally executes derivatives with major banks and broker-dealers and typically enters into bilateral collateral agreements. When counterparties are exposed, the Bank’s derivatives are in a net unrealized loss position, and the Bank would be called upon to pledge cash collateral to mitigate the counterparties’ credit exposure. Collateral agreements include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed upon thresholds. At December 31, 2008, the Bank had pledged $3.8 billion in interest-earning cash collateral to derivative counterparties. The comparable amount was $396.4 million at December 31, 2007. Typically, such pledges earn interest at the overnight Federal funds rate.
Investments — Policies and practices
Finance Board regulations limit investment in housing-related obligations of state and local governments and their housing finance agencies to obligations that carry ratings of double-A or higher. Finance Agency regulations further limit the mortgage-backed and asset-backed investments of each FHLBank to 300% of that FHLBank’s capital. The FHLBNY was within the 300% limit for all periods reported. The FHLBNY’s held-to-maturity securities consisted of mortgage-backed and residential asset-backed securities, and housing finance agency bonds.
The FHLBNY does not preclude or specifically seek out investments any differently than it would in the normal course of acquiring securities for investments, unless it is prohibited by existing regulations. The FHLBNY’s practice is to not lend to members unsecured funds, including overnight Federal funds sold and certificates of deposits. Unsecured lending to members is not prohibited by Finance Agency regulations or Board of Directors’ policy. The FHLBNY is prohibited from purchasing a consolidated obligation issued directly by another FHLBank, but may acquire consolidated obligations for investment in the secondary market after the bond settles. There were no investments in consolidated obligations at December 31, 2008 or 2007.
The FHLBNY’s investment in mortgage-backed securities during all periods reported complied with FHLBNY’s Board-approved policy of acquiring mortgage-backed securities issued or guaranteed by the government-sponsored housing enterprises, or prime residential mortgages rated triple-A by both Moody’s and Standard & Poor’s rating services at acquisition.

Mortgage Loans held-for-portfolio
At December 31, 2008, the portfolio of mortgage loans was comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”) and Community Mortgage Asset loans (“CMA”). More details about the MPF program can be found in Mortgage Partnership Finance Program under the caption Acquired Member Assets Program in this MD&A. In the CMA program, the FHLBNY holds participation interests in residential and community development mortgage loans. Acquisition of participations under the CMA program was suspended indefinitely in November 2001 and the loans are being paid down under their contractual terms.
MPF Program — The amortized cost basis of loans in the MPF program was $1.5 billion at December 31, 2008 and 2007. Paydowns slightly outpaced acquisitions in 2008. In 2008, the FHLBNY acquired $138.3 million in new loans and paydowns were $170.3 million. In 2007, the Bank added $175.1 million in new MPF loans. The FHLBNY does not expect the MPF loans to increase substantially, and the Bank provides this product to its members as another alternative for its members to sell their mortgage production. Included in the portfolio of MPF loans held-for-portfolio were $36.8 million and $40.5 million in loans at December 31, 2008 and 2007 that had been “table-funded” and therefore considered as originated by the Bank. In a table-funded loan the PFI uses the FHLBNY’s funds to make the mortgage loan to the borrower, and as credit protection, the PFI closes the loan “as agent” for the FHLBNY. The FHLBNY restricted originations (table funding) to only 3 PFIs in 2008 and 2007.
CMA Program — The amortized cost basis of loans in the CMA program, which has not been active since 2001 and has been declining steadily over time, was $4.0 million at December 31, 2008, down by $0.1 million from December 31, 2007.
Mortgage loans by loan type
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31,
	2008	Percentage	2007	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$467,845	32.15%	$529,839	35.61%
Fixed long-term single-family mortgages	983,493	67.58	953,946	64.11
Multi-family mortgages	4,009	0.27	4,102	0.28

Total par value	1,455,347	100.00%	1,487,887	100.00%

Unamortized premiums	10,662		11,779
Unamortized discounts	(6,310)		(6,805)
Basis adjustment [1]	(408)		(600)

Total mortgage loans held-for-portfolio	1,459,291		1,492,261
Allowance for credit losses	(1,406)		(633)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,457,885		$1,491,628

[1]	Represents fair value basis of open and closed delivery commitments.

Mortgage loans — Conventional and insured loans
The following classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

	December 31,
	2008	2007

Federal Housing Administration and Veteran Administration insured loans	$6,983	$8,360
Conventional loans	1,444,356	1,475,425
Others	4,008	4,102

Total par value	$1,455,347	$1,487,887

Mortgage loans — credit losses
Roll-forward of the allowance for credit losses was as follows (in thousands):

	Years ended December 31,
	2008	2007	2006

Beginning balance	$633	$593	$582
Charge-offs	21	—	(18)
Recoveries	(21)	—	18

Net charge-offs	—	—	—
Provision (Recovery) for credit losses on mortgage loans	773	40	11

Ending balance	$1,406	$633	$593

Deposit Liabilities
Deposit liabilities comprised of member deposits and, from time-to-time, may also include unsecured overnight borrowings from other FHLBanks.
Member deposits — The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Total deposits at December 31, 2008, including demand and term, aggregated $1.5 billion down slightly from $1.6 billion at December 31, 2007. Fluctuations in member deposits have little impact on the Bank and are not a significant source of liquidity for the Bank.
Borrowings from other FHLBanks — The Bank borrows from other FHLBanks, generally for a period of one day. There were no borrowings outstanding at December 31, 2008 and 2007. In 2008, the FHLBNY advanced $661.0 million to other FHLBanks, compared to $55.0 million in 2007. All transactions were at market terms.

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
Consolidated Obligation Liabilities
The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency. Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates, and other terms available for consolidated obligations in the market place. Although the FHLBNY is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. The FHLBanks, including the FHLBNY, have emphasized diversification of funding sources and channels as the need for funding from the capital markets has grown.
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
The FHLBanks also issue global consolidated obligations-bonds. Effective in January 2009, a debt issuance process was implemented by the FHLBanks and the Office of Finance to provide a scheduled monthly issuance of global bullet consolidated obligations-bonds. As part of this process, management from each of the FHLBanks will determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s capital to total system capital. If the FHLBanks’ commitments exceed the minimum debt issue size the proceeds are allocated based on relative capital of the FHLBanks’ with the allocation limited to the lesser of the allocation amount or actual commitment amount. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. The FHLBanks can, however, pass on any scheduled calendar slot and not issue any global bullet consolidated obligations- bonds upon agreement of 8 of the 12 FHLBanks.

In the third quarter of 2008, each FHLBank (including the FHLBNY) entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of December 31, 2008, the FHLBNY had provided the U.S. Treasury with listings of advance collateral amounting to $16.3 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2008 and at the date of this Form 10-K report, no FHLBank has drawn on this available source of liquidity.
The FHLBanks, including the FHLBNY, continue to issue debt that is both competitive and attractive in the marketplace. In addition, the FHLBanks continuously monitor and evaluate their debt issuance practices to ensure that consolidated obligations are efficiently and competitively priced.
Consolidated obligations are issued with either fixed- or variable-rate coupon payment terms that use a variety of indices for interest rate resets. These indices include the London Interbank Offered Rate (LIBOR), Constant Maturity Treasury (“CMT”), 11th District Cost of Funds Index (“COFI”), Prime rate, the Federal funds rate, and others. In addition, to meet the expected specific needs of certain investors in consolidated obligations, both fixed- and variable-rate bonds may also contain certain features that will result in complex coupon payment terms and call options. When the FHLBNY cannot use such complex coupons to hedge its assets, FHLBNY enters into derivative transactions containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond.
The consolidated obligations, beyond having fixed- or variable-rate coupon payment terms, may also be Optional Principal Redemption Bonds (callable bonds) that the FHLBNY may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.
Highlights — Debt issuance and funding management
In 2008 as in 2007, the primary source of funds for the FHLBNY continued to be through issuance of consolidated obligation bonds and discount notes.
Reported amounts of consolidated obligations outstanding, comprising of bonds and discount notes, at December 31, 2008 and 2007 were $128.6 billion and $101.1 billion, and funded 93.5% and 92.2% of Total assets at those dates. These financing ratios have remained substantially unchanged over the years at around 90%, indicative of the stable funding strategy pursued by the FHLBNY to rely on FHLBank debt for financing its activities.

Incremental increase in funding requirements to finance the continued growth in member demand for advances in 2008 was principally through the issuance of discount notes, variable-rate bonds and short-term fixed-rate bonds.
Investor demand for FHLBank debt — The cost of term debt issuance has been under pressure since the start of the liquidity crises in the fourth quarter of 2007. Investor demand for term-debt has remained soft in 2008 with investors seeking premiums for longer-term issuances. FHLBank longer-term, fixed-rate bond execution has been affected by the credit uncertainty in the markets, and despite the triple-A quality ascribed to the consolidated obligation bonds, investors continued to express a strong desire to stay short in the current volatile environment. Following the conservatorship of Fannie Mae and Freddie Mac, market pricing of FHLBank issued debt indicates that market participants believe that obligations of the two GSEs offer lower credit risk than FHLBank debt obligations, which are generally grouped into the same GSE asset class as Fannie Mae and Freddie Mac. As a result investors are more likely to require a premium to acquire FHLBank debt relative to debt issued by Fannie Mae and Freddie Mac. GSE debt pricing itself has been under competitive pressure with the FDIC announcing guarantees to debt offered by commercial banks and other financial institutions. Issuance of Treasury bills has increased, offering an alternative source of investments, adding to the yield pressure on FHLBank debt.
These factors and the general dislocation in the capital markets intensified the widening of spreads between 3-month LIBOR and yields on FHLBank long-term debt, making it expensive for the FHLBNY to issue term debt and offer advances to members even if there were sufficient investor demand. In mid-December 2008, the Federal Reserve System announced its intention to acquire up to $100.0 billion of GSE debt and the market did react positively to the pricing of FHLBank issued debt. In several auctions in December 2008, the Federal Reserve has purchased FHLBank issued debt creating investor confidence. So far, the initiative has benefited “Global” issuances and the more utilized “Tap” program has not fared as well.
Unless investors recommit to the term funding market in sufficient volume, the FHLBanks will continue to meet funding needs in the very short end of the funding market. Investor demand has been for ultra-short-term bullet and callable bonds, short-term floating-rate bonds, discount notes. To illustrate, some 89% of bonds issued by the FHLBanks in October 2008 mature within 397 days, much higher than the 44% average for the first three quarters of 2008, which in itself was considered an unusually large percentage of issuances in the short end of the term debt market.
The FHLBNY has also stepped up its efforts at utilizing short-term floating rate bonds, often indexed to rates other than 3-month LIBOR and swapping the coupons back to 3-month LIBOR. The efforts at creating a more diverse funding mix have been part of the FHLBNY’s tactical strategy to address any over reliance on discount notes.
Funding tactical changes — Starting in the third quarter of 2007 and continuing through 2008, member demand for liquidity has been unprecedented. Outstanding amounts of advances have grown from $75.1 billion at September 30, 2007 to $82.1 billion at December 31, 2007 and to $109.2 billion at December 31, 2008. To accommodate members’ funding needs at reasonable spreads, the FHLBNY heightened its responsiveness to investor maturity preferences, and tactical adjustments to the FHLBNY funding strategies have factored in strong investor demand for shorter-term FHLBank bonds and discount notes. As market conditions changed, the Bank has also reacted promptly. The principal tactical funding strategy changes employed in executing issuances of debt were:
•	In response to market demand for shorter-term debt, the Bank increased its issuance of discount notes which have maturities from overnight to 365 days. In 2008, the Bank issued $686.1 billion of discount notes, up 55.5% from $441.2 billion issued in 2007. Issuance pattern of discount notes was uneven during the quarters in 2008, a reflection of the Bank’s responsiveness to changing conditions in the capital markets during 2008 for FHLBank issued discount notes. In the first quarter, spreads to 3-month LIBOR were favorable and the Bank increased the utilization of discount notes; in the second quarter, reacting to unfavorable trends, the use of discount notes was reduced. Since the second quarter, the Bank has increased the utilization of discount notes and outstanding balances have reached a high of $46.3 billion at December 31, 2008, up from $34.8 billion at December 31, 2007.

•	The FHLBNY has stepped up efforts at creating a more diverse funding mix to address any over reliance on discount notes. It increased the issuance of one year bullet and callable bonds and swapping the fixed-rate debt to LIBOR indexed cash flows. In 2008, the FHLBNY issued short-term floating-rate bonds, indexed to rates other than 3-month LIBOR and swapping the coupons back to 3-month LIBOR. The amount of non-3-month LIBOR indexed floating-rate bonds outstanding at December 31, 2008 stood at $25.0 billion, up from $0 at December 31, 2007.
•	Reacting to investor preference for shorter and medium-term debt, the FHLBNY increased the issuance of medium-term non-callable bonds. Investors have been receptive to FHLBanks’ non-callable bonds compared to alternative debt available in the capital markets and execution pricing has been relatively more favorable for the FHLBank bonds. FHLBank callable-bonds, which have been traditionally considered by investors to be competitively priced have been under price pressure in 2008 and the Bank’s use of funding with callable debt has declined because of the erosion of their price advantage. Maturing callable bonds were replaced with non-callable shorter-term bonds and floating-rate bonds. As a result, Bonds that were callable declined to $4.8 billion, or 5.9% of total bonds outstanding at December 31, 2008, down from $11.4 billion or 17.3% at December 31, 2007. The percentages have been even higher in past years. When callable-bonds were issued, they were issued with relatively shorter effective durations.
Debt extinguishment — In 2008, the Bank did not extinguish consolidated obligation bonds. In 2007, $626.2 billion of par amounts of consolidated obligation bonds were repurchased at a loss of $8.6 million. Bonds repurchased were primarily associated with the financing of advances and MBS that had been prepaid.
Consolidated obligation bonds
The following summarizes types of bonds issued and outstanding (dollars in thousands):

	December 31,
		Percentage of		Percentage of
	2008	total	2007	total

Fixed-rate, non-callable	$36,367,875	44.92%	$39,642,670	60.01%
Fixed-rate, callable	4,828,300	5.96	11,420,300	17.29
Step Up, callable	73,000	0.09	843,000	1.28
Step Down, callable	15,000	0.02	15,000	0.02
Single-index floating rate	39,670,000	49.01	14,135,000	21.40

Total par value	80,954,175	100.00%	66,055,970	100.00%

Bond premiums	63,737		38,586
Bond discounts	(39,529)		(28,529)
SFAS 133 fair value basis adjustments	1,254,523		259,405
Fair value basis adjustments on terminated hedges	7,857		385
SFAS 159 valuation adjustments and accrued interest	15,942		—

Total bonds	$82,256,705		$66,325,817

Funding Mix
The FHLBNY has consistently demonstrated the ability to seek out the most attractively priced funding the capital market has to offer by being flexible in the debt structure the Bank is willing to offer to meet the borrowing needs of its members and to achieve management’s asset/liability goals. As investor demand shifts from bullets to callable to floaters, the FHLBNY has also been opportunistic in pursuing the debt structure most in demand at a reasonable price consistent with the Bank’s asset/liability match.
In 2008, the FHLBNY issued fixed-rate and floating-rate bonds, and discount notes in a mix of issuances to achieve its asset/liability management goals and be responsive to the changing market dynamics. The funding fix has resulted in a greater diversity of debt structures and funding alternatives, indicative of the flexibility of the Bank’s funding tactics in a volatile environment. The issuance of bonds has been the primary financing vehicle for the Bank, although the use of term and overnight discount notes remain a vital source of funding requirements because of the ease of issuance of discount notes as a flexible funding tool for day-to-day operations.
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
In 2008 the Bank increased its holdings of term discount notes mainly because of favorable investor demand and pricing relative to term funding. Still, consolidated obligation bonds remained the primary financing basis for the FHLBNY. In 2008, the Bank issued to investors floating-rate short-term debt indexed to the Prime rate, Fed effective rate, and the 1-month LIBOR rate and swapped all issuances to 3-month LIBOR. The Bank also executes interest rate swaps for a significant percentage of its fixed-rate debt and almost all its step- up and step-down debt, effectively converting the fixed-rate debt to 3-month LIBOR-indexed debt.
Fixed-rate non-callable bonds — Fixed-rate non-callable bonds, also referred to as “bullet bonds”, outstanding at December 31, 2008 totaled $36.4 billion, or 44.9% of par amounts of total bonds, significantly down from 60.0% at December 31, 2007. Issuances of non-callable debt are predicated partly on pricing of such debt and investor demand, and partly on the need to achieve asset/liability management goals. As discussed previously, investor appetite for term debt was lukewarm, and pricing of short-term single maturity bullet bonds was relatively unattractive given investor preference for discount notes and short-term floating rate bonds. Despite the triple-A quality ascribed to the consolidated obligation bonds, the market turmoil drove investors into shorter duration investments and floating rate debt which reset periodically based on prevailing market rates, which made them an attractive choice for investors. Responsive to these conditions, the Bank refined its funding tactics and maturing bullet bonds were replaced by floating-rate bonds or discount notes, which funded the significant growth in member demand for advances through most of 2008.
Fixed-rate callable bonds — With a callable bond, the Bank purchases a call option from the investor and the option allows the Bank to terminate the bond at predetermined call dates. When the Bank purchases the call option from investors it typically lowers the cost to the investor, who has traditionally been receptive to callable-bond yields offered by the FHLBNY. The Bank may also issue callable debt on an unswapped basis in a financing strategy to match the estimated prepayment characteristics of mortgage-backed securities and mortgage loans held-for-portfolio. As estimated lives and prepayment speeds of MBS and mortgage loans change with changes in the interest rate environment, those same factors are also likely to impact the call exercise feature of callable debt. These factors tend to shorten or lengthen the effective lives of the debt with changes in the interest rate environment, thereby achieving an offset to the prepayment options of MBS and mortgage loans.

The use of callable debt has declined over the years as investor demand for term debt has been very soft and the pricing advantage offered to investors for selling the call option tends to narrow as the term of the bond shortens. Spreads to both U.S. Treasury securities and LIBOR have widened and the unfavorable trend continued through 2008. The Bank’s acquisition of fixed-rate mortgage-backed securities has been very selective and acquisitions limited, another factor that limited the issuance of callable bonds. Still another factor was the declining interest rates have fueled callable bond redemptions in association with the calls on the associated interest rate swaps. As a result, outstanding amounts of fixed-rate callable debt were allowed to decline as maturing or called bonds were not replaced by callable bonds. Total fixed-rate callable bonds outstanding, which had stood at $11.4 billion at December 31, 2007, declined to $4.8 billion at December 31, 2007.
Callable debt and the associated interest rate swap that converts fixed-rate debt expense to LIBOR indexed funding, typically three-month LIBOR, provides funding for short-term assets. Call options on swapped bonds are typically exercised when the swap counterparty exercises its call option on the swap. Call options on unswapped bonds are generally exercised when the bond can be replaced at a lower economic cost. Thus, by issuing callable swaps with callable bonds, the Bank significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity. The impact in 2008 was not significant as the amounts of callable bonds outstanding were not significant.
Floating-rate bonds — Floating-rate bonds have not been extensively used in prior years principally because of unfavorable pricing compared to the pricing of discount notes and callable-fixed-rate bonds with associated fixed-to-floating interest rate swaps. Issuance of floating-rate debt, indexed to 1-month LIBOR, Prime, and Fed effective rates was an innovative shift in funding tactics to take advantage of the historical wide spread between 3-month LIBOR and other indices. By executing interest rate swaps concurrently with the issuances of the floating-rate bonds and swapping the non-3 month LIBOR indices for 3-month LIBOR, the Bank effectively created variable funding that was indexed to 3-month LIBOR. Floating-rate bonds totaled $39.7 billion at December 31, 2008, and comprised of $25.0 billion of floaters indexed to Prime rate, Fed effective rate and 1-month LIBOR, and $14.7 billion of floaters indexed to 3-month LIBOR.

Consolidated obligation bonds — Maturity and coupons
The following is a summary of consolidated bonds outstanding by year of maturity. Outstanding balances include variable-rate bonds and the weighted average rate is the rate prevailing at December 31, 2008 and 2007 (dollars in thousands):

	December 31,
	2008			2007
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate [1]	of total	Amount	Rate [1]	of total

One year or less	$49,568,550	1.93%	61.23%	$38,027,475	4.69%	57.57%
Over one year through two years	16,192,550	3.20	20.00	11,047,950	4.78	16.73
Over two years through three years	5,299,700	3.73	6.55	6,344,300	4.85	9.60
Over three years through four years	2,469,575	4.75	3.05	2,309,100	4.99	3.50
Over four years through five years	3,352,450	3.99	4.14	2,972,845	5.14	4.50
Over five years through six years	989,300	5.06	1.22	728,250	5.27	1.10
Thereafter	3,082,050	5.35	3.81	4,626,050	5.31	7.00

Total par value	80,954,175	2.64%	100.00%	66,055,970	4.80%	100.00%

Bond premiums	63,737			38,586
Bond discounts	(39,529)			(28,529)
SFAS 133 fair value basis adjustments	1,254,523			259,405
Fair value basis adjustments on terminated hedges	7,857			385
SFAS 159 valuation adjustments and accrued interest	15,942			—

Total bonds	$82,256,705			$66,325,817

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps. The weighted average coupon of bonds outstanding at December 31, 2008 and 2007, represent contractual coupons payable to investors.

Bonds outstanding at December 31, 2008 and 2007 were primarily medium-term. At December 31, 2008, 81.2% of par amounts of bonds had stated final maturities within two years, compared to 74.3% at December 31, 2007, indicative of the shortening of bond maturities and lukewarm investor demand for longer-term bonds. Because of the short-term nature of the bonds being issued, and the reset characteristics of the significant amounts of floating-rate bonds outstanding at December 31, 2008, the weighted average rates of bonds maturing within two years have adjusted rapidly to the declining rate environment. Coupons of the longer term bonds, which are typically fixed-rate, have remained almost unchanged.
The Bank hedges certain fixed-rate debt under the provisions of SFAS 133 by the use of both callable and non-callable interest rate swaps as fair value hedges. Under the Bank’s present practices, when a derivative counterparty exercises its right to call a swap at predetermined exercise date, the Bank terminates the bond by exercising its right to call the callable bond. Thus, when callable bonds are hedged by callable swaps, the possibility of exercise of the call shortens the expected maturity of the bond. A separate analysis of the impact of calls is presented in a table in subsequent pages within these discussions.
Impact of hedging fixed-rate consolidated obligation bonds
The Bank hedges certain fixed-rate debt under the provisions of SFAS 133 by the use of both callable and non-callable interest rate swaps in a fair value hedge. The Bank may also hedge the anticipatory issuance of bonds under the provisions of “cash flow” hedging rules of SFAS 133 (None outstanding at December 31, 2008).
Net interest accruals from SFAS 133 qualifying interest rate swaps are recorded together with interest expense of consolidated obligation bonds in interest expense. Fair value changes of debt in a qualifying fair value hedge are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivative and hedging activities; an offset is recorded as a fair value basis adjustment to the carrying amount of the debt in the balance sheet. Net interest accruals associated with derivatives not qualifying under SFAS 133 are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
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
The most significant element that impacts balance sheet reporting of debt is the recording of fair value basis and valuation adjustments. Also, when callable bonds are hedged by callable swaps, the possibility of exercise of the call shortens the expected maturity of the bond. The impact of hedging debt on recorded interest expense is discussed in this MD&A under “Results of Operations”. Its impact as a risk management tool is discussed under Item 3 Quantitative and Qualitative Disclosures about Market Risk.
Fair value basis and valuation adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the Statements of Condition were associated with hedging activities under the provisions of SFAS 133, and were represented by net unrealized basis gains of $1.3 billion compared to $259.8 million at December 31, 2007.
The reported carrying value of consolidated obligation bonds is adjusted for changes in their fair value basis attributable to the risk being hedged in accordance with the provisions of SFAS 133 when hedge accounting rules are applied. Reported carrying values of bonds designated under SFAS 159, the Fair Value Option, were also adjusted for valuation adjustments to recognize changes in the full fair value of the bonds elected under the Fair Value Option and measured under SFAS 157. Amount reported for consolidated obligations in the balance sheet for valuation adjustments under SFAS 159 included $8.3 million of unrealized gains at and $7.6 million of accrued interest at December 31, 2008.
Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.
Hedge volume — As of December 31, 2008, the Bank had hedged $20.0 billion of fixed-rate, non-callable bonds to hedge fair value risk from changes in the benchmark rate. The comparable notional amount at December 31, 2007 was $26.2 billion. Callable bonds at December 31, 2008 were $4.9 billion and the Bank had hedged $2.2 billion with callable interest rate swaps. These hedges were in SFAS 133 qualifying hedge relationships, which effectively converted the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR. The Bank’s callable bonds contain a call option purchased by the Bank from the investor. Under the terms of the call option, the Bank has the right to terminate the bond at agreed upon dates.
In 2008, the Bank elected the Fair Value Option for $983.0 million of fixed-rate, callable-bonds which were economically hedged by interest-rate swaps with matching terms. At December 31, 2008, the FHLBNY had economic hedges of $4.5 billion of non-callable fixed-rate bonds that had previously been accounted under the SFAS 133 hedge accounting provisions. Changes due to amortization of basis adjustments of bonds de-designated from the previous hedging relationships were not material.
As of December 31, 2008, the FHLBNY also had economic hedges of $25.0 billion of floating-rate bonds that were indexed to interest rates other than 3-month LIBOR by entering into swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR. Hedges designated at inception as economic do not generate basis adjustments.

The carrying amounts of consolidated obligations bonds included fair value basis gains of $1.3 billion at December 31, 2008, compared to fair value gains of $259.8 million at December 31, 2007. As discussed previously, changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the value and implied volatility of call options of callable bonds.
Compared to December 31, 2007, change in basis gains at December 31, 2008 was consistent with the forward yield curves at December 31, 2008 that were projecting forward rates below the fixed-rate coupons of hedged bonds and bonds designated under the FVO. Most of the hedged bonds had been issued in prior periods at the then prevailing higher interest-rate environment. Since such bonds are typically fixed-rate, in a declining interest rate environment, fixed-rate bonds exhibit unrealized fair value basis gains recorded under SFAS 133. Unrealized gains from fair value basis adjustments on hedged bonds were almost entirely offset by net fair value unrealized losses from derivatives associated with the hedged bonds, thereby achieving the Bank’s hedging objectives of mitigating fair value basis risk.
Consolidated obligation bonds — maturity or next call date
Swapped, callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.
The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

	December 31,
		Percentage of		Percentage of
	2008	total	2007	total

Year of Maturity or next call date
Due or callable in one year or less	$53,034,550	65.51%	$47,346,975	71.68%
Due or callable after one year through two years	15,472,350	19.11	9,924,450	15.02
Due or callable after two years through three years	4,843,700	5.98	3,551,100	5.38
Due or callable after three years through four years	1,445,575	1.79	980,100	1.48
Due or callable after four years through five years	2,954,450	3.65	910,845	1.38
Due or callable after five years through six years	684,800	0.85	435,250	0.66
Thereafter	2,518,750	3.11	2,907,250	4.40

Total par value	80,954,175	100.00%	66,055,970	100.00%

Bond premiums	63,737		38,586
Bond discounts	(39,529)		(28,529)
SFAS 133 fair value adjustments	1,254,523		259,405
Fair value basis adjustments on terminated hedges	7,857		385
SFAS 159 valuation adjustments and accrued interest	15,942		—

Total carrying value	$82,256,705		$66,325,817

Because of the decline in the balance of callable bonds outstanding at December 31, 2008, the impact of call options was not a significant factor in the potential for shortening the duration of the bond to the first call exercise date. Based on potential call exercise date of the remaining callable bonds on pre-determined call dates, it was probable that some 84.6% of bonds outstanding at December 31, 2008 may get called or mature within two years, compared to 81.2% on a contractual maturity date basis. At December 31, 2007, the potential for call exercise would have resulted in 86.7% of bonds being matured or called within two years, while on a contractual maturity basis, 74.3% would have matured within two years. Call options are owned and exercisable by the Bank and are generally either a one-time option or quarterly. The Bank’s current practice is to exercise its option to call a bond when the swap counterparty exercises its option to call the callable swap hedging the callable bond. Fixed-rate callable bonds constituted only 6.0% of all bonds at December 31, 2008, and were hedged by callable interest rate swaps; the impact of the hedge under current practice was to shorten the expected duration of the bonds outstanding at December 31, 2008 by a smaller differential than in prior years when callable bonds were issued in larger amounts.

Discount Notes
Consolidated obligation discount notes provide the FHLBNY with short-term and overnight funds. Discount notes have maturities of up to one year and are offered daily through a dealer-selling group; the notes are sold at a discount from their face amount and mature at par.
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
The following summarizes discount notes issued and outstanding (dollars in thousands):

	December 31,
	2008	2007

Par value	$46,431,347	$34,984,105

Amortized cost	$46,329,545	$34,791,570
Fair value basis adjustments	361	—

Total	$46,329,906	$34,791,570

Weighted average interest rate	1.00%	4.28%

In 2008, responsive to market demand for shorter-term debt, the Bank increased its issuance of discount notes. In 2008, the Bank issued $686.1 billion of discount notes, up 55.5% from $441.2 billion issued in 2007. Issuance pattern of discount notes was uneven during the quarters in 2008, a reflection of the flexible funding tactics employed in a changing market conditions and market demand for FHLBank issued discount notes.
In the first half of the first quarter of 2008, spreads to 3-month LIBOR were very attractive, and certain instances, yields were dramatically below the Fed funds rate, making notes an attractive funding vehicle for the FHLBNY. In the middle of the first second quarter, reacting to unfavorable trends, the use of discount notes was reduced, and outstanding balances at March 31, 2008 declined to $26.3 billion from $34.8 billion at December 31, 2008. The FHLBNY issued $179.2 billion of discount notes in the first quarter of 2008.
Early in the second quarter, discount note spreads became attractive yet again, relative to alternative funding vehicles, such as the issuance of short-term bonds. Demand for discount notes was on the rise with money managers seeking out short-term investments, and overnight discount notes became a key resource in the capital markets for managing massive changes in daily changes in assets under management. Spreads for longer term discount notes did contract at the same time due to increased Treasury bill supply and did inhibit issuances. At June 30, 2008, the FHLBNY reduced its inventories of short-term money market investments which were largely funded by discount notes and reduced the amount of discount notes at the same time to $25.7 billion. Issuance volume in the second quarter increased because of the use of overnight discount notes and totaled $224.9 billion in the second quarter of 2008. In the middle of the third quarter of 2008, the market demand for term discount notes stabilized with strong demand for maturities out to one month, moderate demand for two month maturities. FHLBNY’s outstanding balances of discount notes rose to $28.7 billion, and issuing volume of discount notes, which had declined to $132.1 billion in the third quarter of 2008 increased to $149.9 billion in the fourth quarter of 2008 and the FHLBNY made greater use of term discount notes as investors scrambled for high quality short maturity securities and the demand improved discount note pricing. Outstanding amounts of discount notes grew to $46.3 billion at December 31, 2008.

Discount notes are mostly utilized in funding short-term advances, some long-term advances as well as held-to-maturity and money market investments. The efficiency of issuing discount notes continues to be a another factor in its use as a popular funding vehicle as discount notes can be issued any time and in a variety of amounts and maturities in contrast to other short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms. The importance of the instrument in day-to-day funding operations is illustrated by the very significant volume of the annual cash flows generated by discount note issuance. For the twelve months ended December 31, 2008, the Bank issued $686.1 billion in discount notes. In the same period, cash flows from the issuance of consolidated obligation bonds were only $62.0 billion. Contrasting transaction volumes between bonds and discount notes provides an indication that discount notes continued to be an important source of short-term funding.
As of December 31, 2008, the Bank had hedged $779.0 million of discount notes to hedge fair value risk from changes in the benchmark rate in SFAS 133 qualifying hedge relationships. The hedges effectively converted the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to 3-month LIBOR. At December 31, 2008, the Bank also hedged $7.5 billion of discount notes to hedge fair value risk and these were considered as economic hedges. Hedges designated at inception as economic do not generate basis adjustments.
Rating actions with respect to the FHLBNY are outlined below:
Short-Term Ratings:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Short-Term Outlook			Rating
2008	October 29, 2008 — Affirmed April 17, 2008 — Affirmed	P-1 P-1

2006			September 21, 2006	Short Term rating affirmed		A-1+

Long-Term Ratings:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Long-Term Outlook			Rating
2008	October 29, 2008 — Affirmed April 17, 2008 — Affirmed	Aaa/Stable Aaa/Stable

2006			September 21, 2006	Long Term rating upgraded	outlook stable	AAA/Stable
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
Voluntary withdrawal from membership — No member had notified the FHLBNY at December 31, 2008 or at December 31, 2007 of their intention to voluntarily withdraw from membership. No member’s or non-member’s redemption request remained pending at December 31, 2008 or 2007.
Members acquired by non-members — The Bank reclassifies stock of members to a liability on the day the member’s charter is dissolved.
At December 31, 2008, the amount of mandatorily redeemable stock classified as a liability was $143.1 million, compared to $238.6 million at December 31, 2007. In the first quarter of 2008, three members were acquired by non-members. Two were considered to have significant borrowing potential had the merger not occurred. In the second quarter, one member was acquired by a non-member but the member’s outstanding borrowed amounts or borrowing potential were not significant. There was no loss of members in the third quarter or fourth quarters.
In the first six months of 2007, one member was acquired by a non-member and $6.9 million of capital was reclassified from capital to liability. In the second six months of 2007, four members were acquired by non-members and a fifth member relocated its headquarters to outside the Bank’s membership district, and $180.1 million of capital was reclassified from capital to liability. In compliance with Finance Agency regulations, the Bank classified these six members as non-members.
Capital stock held by non-members will be repaid at maturity of the advances borrowed by non-members. In accordance with Finance Agency regulations, non-members cannot renew their advance borrowings at maturity. Under the provisions of SFAS 150, such capital is considered mandatorily redeemable.
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
The Bank repurchased $160.2 million of mandatorily redeemable stock in 2008, compared to repurchases of $58.3 million in 2007. As non-member advances matured in their normal course, and were not replaced under Finance Agency rules, the Bank also repurchased the excess stock of the former members.
Expected redemption — Total outstanding capital stock considered as mandatorily redeemable at December 31, 2008 and 2007 were $143.1 million and $238.6 million. If present practice of redeeming excess stock continues, the Bank expects $38.3 million to be redeemed in 2009, $83.2 million in 2010, and the remaining $21.6 million between 2011 and later, in step with the expected maturities of advances outstanding to non-members. Prepayment of the advances may accelerate the redemption. Should the Bank modify its present practice of redeeming excess stock and exercise its rights under the Capital Plan, the redemption of non-member stock may take up to five years from the date the member became a non-member. For additional discussions about redemption rights of members and non-members see Notes 1, 13 and 14 to the financial statements.

Interest expense associated with mandatorily redeemable capital stock was accrued at an estimated dividend rates payable to all capital stock holders in 2008. Total interest expense accrued and paid to non-member stockholders and recorded as interest expense was $8.9 million in 2008, compared to $11.7 million and $3.1 million in 2007 and 2006. Accrued but unpaid interest associated with mandatorily redeemable capital stock at December 31, 2008 and 2007 were reported as a liability.
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
At December 31, 2008, total capital stock $100 par value, putable and issued and held by members was 55,857,000 shares, up significantly from 43,680,000 shares at December 31, 2007. Members are required to purchase FHLBNY stock in proportion to the volume of advances borrowed. Increase in capital stock is in line with the very significant increase in advances borrowed by members.
Capital Structure
The Finance Agency established risk-based and leverage capital requirements for the 12 FHLBanks, including the FHLBNY. The rules also described the different classes of stock that the FHLBNY may issue, along with the rights and preferences that are associated with each class of stock. The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) allows for the FHLBNY to have two classes of stock, each class may have sub-classes. Under the GLB Act, membership is voluntary for all members. Members that withdraw from the FHLBNY may not reapply for membership of any FHLBank for five years from the date of withdrawal. Membership without interruption between two FHLBanks is not considered to be a termination of membership for this purpose.
The FHLBNY offers two classes of Class B capital stock. The FHLBNY’s capital stock consists of membership stock and activity-based stock. From time to time, the FHLBNY may issue or repurchase capital stock with new members, current members, or under certain circumstances with former members or their successors as necessary to allow the FHLBNY to satisfy the minimum capital requirements established by the GLB Act. Class B1 stock is issued to meet membership stock purchase requirements. Class B2 stock is issued to meet activity-based requirements. The FHLBNY requires member institutions to maintain Class B1 stock based on a percentage of the member’s mortgage-related assets and Class B2 stock-based on a percentage of advances and acquired member assets outstanding with the FHLBNY and certain commitments outstanding with the FHLBank. Class B1 and Class B2 stockholders have the same voting rights and dividend rates.

Class B2 stock — Each member is required to maintain a certain minimum investment in capital stock of the FHLBNY. The minimum investment will be determined by a membership requirement and an activity-based requirement. Each member is required to maintain a certain minimum investment in membership stock for as long as the institution remains a member of the FHLBNY. Typically, membership stock is based upon the amount of the member’s residential mortgage loans and its other mortgage-related assets. Under current policy, membership stock is 0.20% of the member’s mortgage-related assets as of the previous calendar year-end. FHLBNY could determine that all of the membership stock formerly held by the member becomes excess stock, which would give the FHLBNY the discretion, but not the obligation, to repurchase that stock prior to the expiration of the five-year notice period.
Class B1 stock — In addition, each member is required to purchase activity-based stock in proportion to the volume of certain transactions between the member and the FHLBNY. Activity-based stock is equal to the sum of a specified percentage between 4.0% and 5.0% multiplied by the outstanding principal balance of advances and the outstanding principal balance of MPF loans. Under the current regulations, effective December 1, 2005, the specified percentages is 4.5% for both advances and MPF loans, with the proviso that the specific requirements for MPF loans are effective for transactions entered into after December 1, 2005, the date when the existing Capital Plan went into effect.
Upon five years’ written notice, a member can elect to have the FHLBank redeem its capital stock, subject to certain conditions and limitations. The FHLBNY can repurchase excess stock of both sub-classes at their discretion at any time prior to the end of the redemption period, provided that FHLBNY will continue to meet its regulatory capital requirements after the repurchase.
The FHLBNY may adjust the stock ownership requirements from time to time within the limits established in the Capital Plan. The FHLBNY may also modify capital stock ownership requirements outside these limits by modifying the Capital Plan with the approval of the Bank’s regulators, the Finance Agency. The shares of capital stock offered to members will be issued at par value and will not trade in any market. Redemptions and repurchases of such stock by the FHLBNY, and any transfers of such stock, must also be made at par value.
The Finance Agency has confirmed that the SFAS 150 accounting treatment for mandatorily redeemable shares of its capital stock will not affect the definition of total capital for purposes of determining the FHLBank’s compliance with Finance Agency regulatory capital requirements, calculating its mortgage securities investment authority (300 percent of total capital), calculating its unsecured credit exposure to other Government Sponsored Enterprise (100 percent of total capital), or calculating its unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).
Capital Standards
The GLB Act specifies that the FHLBanks must meet certain minimum capital standards, including the maintenance of a minimum level of permanent capital sufficient to cover the credit, market, and operations risks to which the FHLBanks are subject. The FHLBNY must maintain: (1) a total capital ratio of at least 4.0%; (2) a leverage capital ratio of at least 5.0%; and (3) permanent capital in an amount equal to or greater than the “risk-based capital requirement” specified in the Finance Agency’s regulations. The capital requirements are described in greater detail below.
The total capital ratio is the ratio of the FHLBNY’s total capital to its total assets. Total capital is the sum of: (1) capital stock; (2) retained earnings; (3) the general allowance for losses (if any); and (4) such other amounts (if any) that the Finance Agency may decide are appropriate to include. Finance Agency regulations require that the FHLBNY maintain a minimum total capital ratio of 4%.

The leverage ratio is the weighted ratio of total capital to total assets. For purposes of determining this weighted average ratio, total capital is computed by multiplying the FHLBNY’s permanent capital by 1.5 and adding to this product all other components of total capital. Finance Agency regulations require that the FHLBNY maintain a minimum leverage ratio of 5.0%.
Effective January 30, 2009, the Finance Agency promulgated an interim final rule on capital classifications and critical capital levels for the FHLBanks (the “Interim Capital Rule”). The Interim Capital Rule has a comment deadline of April 30, 2009 following which the Finance Agency is expected to promulgate a final rule on capital classifications and critical capital levels for the FHLBanks (the “Final Capital Rule”). The Interim Capital Rule, among other things, established criteria for four capital classifications. Those classifications are: adequately capitalized (highest rating); undercapitalized; significantly undercapitalized; and critically undercapitalized. The Interim Capital Rule also establishes corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Interim Capital Rule requires the Finance Agency Director to determine on no less than a quarterly basis the capital classification of each FHLBank. Each FHLBank is required to notify the Finance Agency Director within ten calendar days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level necessary to maintain its assigned capital classification.
The FHLBNY meets the “adequately capitalized” classification, which is the highest rating, under the Interim Capital Rule. However, the Finance Agency has discretion to re-classify an FHLBank and to modify or add to the corrective action requirements for a particular capital classification, therefore management cannot predict the impact, if any, the Interim Capital Rule or the Final Capital Rule will have on the Bank.
Retained Earnings and Dividend
Stockholders’ Capital — Stockholders’ Capital comprised of capital stock, retained earnings and Accumulated other comprehensive income, and increased by $1.1 billion to $5.9 billion at December 31, 2008, up from $4.8 billion at December 31, 2007.
Capital stock — Capital stock, par value $100, was $5.6 billion at December 31, 2008, up from $4.4 billion at December 31, 2007. The 27.9% increase in capital stock was consistent with increases in advances borrowed by members which increased by $22.8 billion, or 28.3%, to $103.4 billion par amounts at December 31, 2008, from $80.6 billon at December 31, 2007. Since members are required to purchase stock as a percentage of advances borrowed from the FHLBNY, growth in advances will typically result in growth in capital stock. Also, under our present practice, stock in excess of the amount necessary to support advance activity is redeemed daily by the FHLBNY. Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings under the provisions requiring members to purchase stock to support borrowings and its practice of redeeming excess capital stock.
Retained earnings — Unrestricted retained earnings was $382.9 million at December 31, 2008 compared to $418.3 million at December 31, 2007. Net income for 2008 was $259.1 million and dividend payments of $294.5 were paid to members. Net income in 2007 was $323.1 million and dividend paid in 2007 was $273.5 million. For more information about the Bank’s retained earning’s policy, refer to the section Retained Earnings and Dividend in this MD&A.

Accumulated other comprehensive income — Accumulated other comprehensive income (loss) was a net loss of $101.2 million at December 31, 2008 compared to a loss of $35.7 million at December 31, 2007. These amounts comprised of: (1) Net unrealized losses of $64.4 million ($0.4 million at December 31, 2007) from changes in the fair values of available-for-sale securities. (2) Net unrealized losses of $30.2 million ($30.2 million at December 31, 2007) from changes in cash flow hedging activities, principally from hedges of anticipated issuances of debt. These unrealized losses will be recorded as an expense over the terms of the bonds that were hedged and issued at fixed coupons. (3) Liabilities of $6.6 million representing actuarially determined minimum additional liabilities due on the Bank’s supplemental pension plans. The comparable amount at December 31, 2007 was a liability of $5.1 million, primarily from the initial adoption of SFAS 158 “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans.”
Dividend — As a cooperative, the FHLBNY seeks to maintain a balance between its public policy mission of providing low-cost funds to its members and to providing its members with adequate returns on their capital invested in FHLBNY stock. The FHLBNY also has to balance its mission with a goal to strengthen its financial position through an increase in the level of retained earnings. The FHLBNY’s dividend policy takes these factors into consideration — the need to enhance retained earnings while reasonably compensating members for the use of their capital and to provide low-cost advances. By Finance Agency regulation, dividends may be paid out of current earnings or previously retained earnings. The FHLBNY may be restricted from paying dividends if it is not in compliance with any of its minimum capital requirements or if payment would cause the FHLBNY to fail to meet any of its minimum capital requirements. In addition, the FHLBNY may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or, under certain circumstances, if the FHLBNY fails to satisfy certain liquidity requirements under applicable Finance Agency regulations. None of these restrictions applied to the FHLBNY for any period presented in this Form 10-K.
Dividends are computed based on the weighted average stock outstanding during the quarter and are declared and paid in the month following the end of the quarter. In 2008 four dividends were paid for a total of $6.55 per share, or 124.5% of net earnings per share, compared to $7.51 per share, or 87.6% of net earnings per share in 2007, and $5.59 per share, or 73.3% of net earnings per share in 2006.
Dividends paid in the first quarter of 2009 for the fourth quarter of 2008 totaled 3.0%.

Derivative Instruments and Hedging activities
Interest rate swaps, swaptions, and cap and floor agreements (collectively, derivatives) enable the FHLBNY to manage its exposure to changes in interest rates by adjusting the effective maturity, repricing frequency, or option characteristics of financial instruments. The FHLBNY, to a limited extent, also uses interest rate swaps to hedge changes in interest rates prior to debt issuance and essentially lock in the FHLBNY’s funding cost.
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
All derivatives are recorded on the Statements of Condition at their estimated fair value and designated as either fair value or cash flow hedges for SFAS 133 qualifying hedges, or as non-SFAS 133-qualifying hedges (economic hedges or customer intermediations). In an economic hedge, the Bank retains or executes derivative contracts, which are economically effective in reducing risk. Such derivatives are designated as economic hedges either because a SFAS 133 qualifying hedge is not available, the hedge is not able to demonstrate that it would be effective on an ongoing basis as a qualifying hedge, or the cost of a SFAS 133 qualifying hedge is not economical. Changes in the fair value of a derivative are recorded in current period earnings for a fair value hedge, or in Accumulated other comprehensive income (loss) for the effective portion of fair value changes of a cash flow hedge.
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
The FHLBNY uses derivatives in three ways: (1) as a fair value or cash flow hedge of an underlying financial instrument or as a cash flow hedge of a forecasted transaction; (2) as intermediation hedges to offset derivative positions (e.g., caps) sold to members; and (3) as an economic hedge, defined as a non-qualifying hedge of an asset or liability and used as an asset/liability management tool. The FHLBNY uses derivatives to adjust the interest rate sensitivity of consolidated obligations and advances to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities. In addition, the FHLBNY uses derivatives to: offset embedded options in assets and liabilities to hedge the market value of existing assets, liabilities, and anticipated transactions; or to reduce funding costs. For additional information see Note 18 — Derivatives and hedging activities.

The following table summarizes the principal derivatives hedging strategies as of December 31, 2008:

			Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Economic Hedge of fair value risk	$618
		Fair Value Hedge	$61,673
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of fair value risk	$465
Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation bond debt to a LIBOR floating rate	Economic Hedge of fair value risk Fair Value Hedge	$4,500
			$19,982
Receive fixed, pay floating interest rate swap with an option to call held by the counterparty	To convert the fixed rate consolidated obligation bond debt to a LIBOR floating rate; swap is callable on the same day as the consolidated obligation bond debt.	Economic Hedge of fair value risk Fair Value Hedge	$15

			$2,148
Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate;	Economic Hedge of fair value risk Fair Value Hedge	$7,509
			$779
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows
	associated with interest payments on
	forecasted issuance of fixed rate
	consolidated obligation debt.	Cash flow hedge	$—
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps.	Economic Hedge of cash flows	$14,360
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps.	Economic Hedge of cash flows	$10,590
Receive fixed, pay floating interest rate swap with an option to call at the swap counterparty’s option	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under the fair value option of SFAS 159.	SFAS 159	$983
Pay fixed, receive floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$1,050
Receive fixed, pay floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$1,050
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892
Intermediary positions Interest rate swaps Interest rate caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties.	Economic Hedge of fair value risk	$300

The following table summarizes the principal derivatives hedging strategies as of December 31, 2007:

			Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Fair Value Hedge	$46,953

Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of fair value risk	$1,158
Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation debt to a LIBOR floating rate	Economic Hedge of fair value risk	$1,118
		Fair Value Hedge	$26,233
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation debt.	Cash flow hedge	$128
Receive fixed, pay floating interest rate swap with an option to call	To convert the fixed rate consolidated obligation debt to a LIBOR floating rate; swap is callable on the same day as	Economic Hedge of fair value risk	$420
	the consolidated obligation debt.	Fair Value Hedge	$8,580
Intermediary positions Interest rate swaps Interest rate caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties.	Economic Hedge	$70
The accounting designation “economic” hedges represented derivative transactions under hedge strategies that do not qualify for hedge accounting under the provisions of SFAS 133 but are an approved risk management hedge.

Derivatives by products and hedge types
The following tables provide summarized derivatives data by SFAS 133 classifications at December 31, 2008 and 2007 (in thousands):
December 31, 2008

	Economic		Short-Cut [1]		Long-Haul [1]		Total
Derivative Hedging by Product Type:	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Advances	$1,667,700	$(128,607)	$44,299,470	$(3,624,901)	$17,374,137	$(2,133,752)	$63,341,307	$(5,887,260)
Consolidated bonds-SFAS 133 qualifying	—	—	14,569,500	521,369	8,339,689	706,280	22,909,189	1,227,649
Consolidated bonds-SFAS 159 designated	983,000	7,699	—	—	—	—	983,000	7,699
Consolidated bonds- Economic hedges	38,023,442	52,195	—	—	—	—	38,023,442	52,195
Mortgage commitments	10,395	(108)	—	—	—	—	10,395	(108)
Caps and floors	2,357,000	8,174	—	—	—	—	2,357,000	8,174
Others — intermediation	300,000	484	—	—	—	—	300,000	484

Total	$43,341,537	$(60,163)	$58,868,970	$(3,103,532)	$25,713,826	$(1,427,472)	$127,924,333	$(4,591,167)

SFAS 133 Hedge Classification:
Fair value hedges	$12,641,142	$(12,700)	$58,868,970	$(3,103,532)	$25,713,826	$(1,427,472)	$97,223,938	$(4,543,704)
Cash flow hedges	—	—	—	—	—	—	—	—
Economic:
FVO- Interest Rate Swaps	983,000	7,699	—	—	—	—	983,000	7,699
Intermediation	300,000	484	—	—	—	—	300,000	484
Economic hedges -assets/liabilities	25,425,395	(57,812)	—	—	—	—	25,425,395	(57,812)
Balance sheet hedges	2,100,000	(5,998)	—	—	—	—	2,100,000	(5,998)
Caps and floors	1,892,000	8,164	—	—	—	—	1,892,000	8,164

Total	$43,341,537	$(60,163)	$58,868,970	$(3,103,532)	$25,713,826	$(1,427,472)	$127,924,333	$(4,591,167)

December 31, 2007

	Economic		Short-Cut [1]		Long-Haul [1]		Total
Derivative Hedging by Product Type:	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Advances	$—	$—	$41,363,748	$(1,313,860)	$5,589,550	$(181,195)	$46,953,298	$(1,495,055)
Consolidated bonds-SFAS 133 qualifying	—	—	15,212,265	52,139	19,728,250	199,312	34,940,515	251,451
Consolidated bonds- Economic hedges	1,538,100	5,454	—	—	—	—	1,538,100	5,454
Mortgage commitments	1,351	5	—	—	—	—	1,351	5
Caps and floors	1,157,694	2	—	—	—	—	1,157,694	2
Others — intermediation	70,000	22	—	—	—	—	70,000	22

Total	$2,767,145	$5,483	$56,576,013	$(1,261,721)	$25,317,800	$18,117	$84,660,958	$(1,238,121)

SFAS 133 Hedge Classification:
Fair value hedges	$—	$—	$56,576,013	$(1,261,721)	$25,190,300	$18,294	$81,766,313	$(1,243,427)
Cash flow hedges	—	—	—	—	127,500	(177)	127,500	(177)
Economic:
Intermediation	70,000	22	—	—	—	—	70,000	22
Economic hedges -assets/liabilities	1,539,451	5,459	—	—	—	—	1,539,451	5,459
Caps and floors	1,157,694	2	—	—	—	—	1,157,694	2

Total	$2,767,145	$5,483	$56,576,013	$(1,261,721)	$25,317,800	$18,117	$84,660,958	$(1,238,121)

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
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

	December 31,
	2008		2007
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Fair value hedges under SFAS 133
Advances-fair value hedges	$61,673,607	$(5,758,653)	$46,953,298	$(1,495,055)
Consolidated obligations-fair value hedges	22,909,189	1,227,649	34,813,015	251,628
Cash Flow-anticipated transactions	—	—	127,500	(177)
Economic hedges
Advances-economic hedges	1,082,700	(24,520)	1,157,694	2
Consolidated obligations-economic hedges	36,973,442	(45,884)	1,538,100	5,454
MPF loan-commitments	10,395	(108)	1,351	5
Balance sheet (Caps)-economic hedges	1,892,000	8,164	—	—
Intermediary positions-economic hedges	300,000	484	70,000	22
Macro hedges	2,100,000	(5,998)	—	—
FVO-Designated derivatives (Economic hedges)
Interest rate swaps-CO Bonds	983,000	7,699	—	—

Total notional and fair value	$127,924,333	$(4,591,167)	$84,660,958	$(1,238,121)

Total derivatives, excluding accrued interest		$(4,591,167)		$(1,238,121)
Cash collateral pledged to counterparties		3,836,370		396,400
Cash collateral received from counterparties		(61,209)		(41,300)
Accrued interest		(25,418)		238,657

Net derivative balance		$(841,424)		$(644,364)

Earnings Impact of Hedging Activities
The following table summarizes the impact of hedging activities on earnings for each of the three years ended December 31, 2008, 2007, and 2006 (in thousands):

	2008
			Consolidated	Consolidated
		MPF	Obligation	Obligation		Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Balance Sheet	Positions	Total

Amortization/accretion of hedging activities reported in net interest income	$(2,472)	$81	$(459)	$—	$—	$—	$(2,850)

Net realized and unrealized gains (losses) on derivatives and hedging activities	31,838	—	(43,539)	(333)	—	—	(12,034)
Net gains (losses) derivatives-FVO	—	—	7,193	—	—	—	7,193
Gains (losses)- Economic hedges	(22,656)	(3)	(159,686)	8,142	(20,695)	480	(194,418)

Reported in Other Income	9,182	(3)	(196,032)	7,809	(20,695)	480	(199,259)

Total	$6,710	$78	$(196,491)	$7,809	$(20,695)	$480	$(202,109)

	2007
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Positions	Total

Amortization/accretion of hedging activities reported in net interest income	$(1,322)	$(159)	$854	$—	$—	$(627)

Net realized and unrealized gains (losses) on derivatives and hedging activities	7,968	—	(2,049)	—	—	5,919
Gains (losses)- Economic hedges	1,021	(171)	11,517	43	27	12,437

Reported in Other Income	8,989	(171)	9,468	43	27	18,356

Total	$7,667	$(330)	$10,322	$43	$27	$17,729

	2006
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Positions	Total

Amortization/accretion of hedging activities reported in net interest income	$(2,489)	$142	$8,380	$—	$—	$6,033

Net realized and unrealized gains (losses) on derivatives and hedging activities	3,505	—	(355)	—	—	3,150
Gains (losses)- Economic hedges	5,761	22	740	—	3	6,526

Reported in Other Income	9,266	22	385	—	3	9,676

Total	$6,777	$164	$8,765	$—	$3	$15,709

Derivative Gains and Losses Reclassified from Accumulated other comprehensive income (loss) to Earnings
The following table summarizes changes in derivative gains and losses and reclassifications to earnings for the periods reported and as recorded in Accumulated other comprehensive income (loss) (in thousands):

	Years ended December 31,
	2008	2007	2006

Beginning of period	$(30,215)	$(4,763)	$5,352

Net hedging transactions	(6,100)	(26,114)	(7,897)

Reclassified into earnings	6,124	662	(2,218)

End of period	$(30,191)	$(30,215)	$(4,763)

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
The degree of counterparty credit risk may depend, among other factors, on the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk. Seventeen counterparties (14 non-members and three members) represented 100% of the total notional amount of the FHLBNY’s outstanding derivative transactions at December 31, 2008.
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
Exposure — At December 31, 2008, the FHLBNY’s credit risk was $20.2 million after recognition of cash collateral held by the FHLBNY. The comparable exposure was $29.0 million at December 31, 2007. In determining credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY attempts to mitigate its exposure by requiring derivative counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. Derivative counterparties had pledged $61.2 million in cash to the FHLBNY at December 31, 2008; the comparable cash pledged by counterparties and held as collateral by the FHLBNY was $41.3 million at December 31, 2007.

At December 31, 2008, the FHLBNY had deposited $3.8 billion in cash as collateral to derivative counterparties to mitigate derivatives in a net fair value liability position of $4.7 billion. The FHLBNY is exposed to the extent that a counterparty may not re-pay the posted cash collateral to the FHLBNY and the Bank would then exercise its rights under the “International Swaps and Derivatives Association agreement” (“ISDA”) with the counterparties to replace the derivatives in a liability position with another available counterparty in exchange for cash. The amount of cash received by the FHLBNY for transferring derivatives in a liability position to counterparties (the counterparties would acquire derivatives in a gain position) would depend on the fair values of the derivatives in the OTC market for derivatives.
Derivative counterparty ratings — The Bank’s credit exposure at December 31, 2008, in a gain position, after recognition of cash collateral were to two derivative counterparties with a single-A credit rating as assigned by a Nationally Recognized Statistical Rating Organization (“NRSRO”). The Bank was also exposed to two member institutions on whose behalf the FHLBNY had acted as an intermediary, and the exposure was also collateralized under standard agreements with the FHLBNY’s members. Acting as an intermediary, the Bank had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties.
Risk mitigation — The FHLBNY attempts to mitigate derivative counterparty credit risk by contracting only with experienced counterparties with investment-grade credit ratings. Annually, the FHLBNY’s management and Board of Directors review and approve all non-member derivative counterparties. Management monitors counterparties on an ongoing basis for significant business events, including ratings actions taken by NRSROs. All approved derivatives counterparties must enter into a master ISDA with the FHLBNY and, in addition, execute the Credit Support Annex to the ISDA that provides for collateral support at predetermined thresholds. These annexes contain enforceable provisions for requiring collateral on certain derivative contracts that are in gain positions. The annexes also define the maximum net unsecured credit exposure amounts that may exist before collateral delivery is required. Typically, the maximum amount is based upon an analysis of individual counterparty’s rating and exposure. The FHLBNY also attempts to manage counterparty credit risk through credit analysis, collateral management and other credit enhancements, such as guarantees, and by following the requirements set forth in the Finance Agency’s regulations.
Despite these risk mitigating policies and processes, in September 2008, Lehman Brothers Special Financing, Inc. (“LBSF”) defaulted under its terms of agreement with respect to $16.5 billion of notional amounts of derivatives. The FHLBNY has replaced most of the derivatives that had been executed with LBSF through new agreements with other derivative counterparties. The FHLBNY has recorded a provision of $64.5 million as a result of the default and subsequent bankruptcy of LBSF.

Derivatives Counterparty Credit Ratings
The following table summarizes the FHLBNY’s credit exposure by counterparty credit rating (in thousands, except number of counterparties).

	December 31, 2008
			Total Net
	Number of	Notional	Exposure at	Net Exposure
Credit Rating	Counterparties	Balance	Fair Value	after Collateral

AAA	1	$9,167,456	$—	$—
AA	6	39,939,946	—	—
A	7	78,656,536	64,890	3,681
Members	3	150,000	8,465	—
Delivery Commitments	—	10,395	—	—

Total	17	$127,924,333	$73,355	$3,681

	December 31, 2007
			Total Net
	Number of	Notional	Exposure at	Net Exposure
Credit Rating	Counterparties	Balance	Fair Value	after Collateral

AAA	1	$2,301,444	$—	$—
AA	14	63,076,269	69,520	28,220
A	3	19,246,894	—	—
Members	3	35,000	753	—
Delivery Commitments	—	1,351	5	—

Total	21	$84,660,958	$70,278	$28,220

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
Effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item relating to the risk being hedged. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an ongoing basis. Any ineffective portions are to be recognized in earnings immediately, regardless of the type of hedge. An assessment of effectiveness is required whenever financial statements or earnings are reported, and at least once every three months. FHLBNY assesses hedge effectiveness in the following manner:
•	Inception prospective assessment. Upon designation of the hedging relationship and on an ongoing basis, FHLBNY is required to demonstrate that it expects the hedging relationships to be highly effective. This is a forward-looking relationship consideration. The prospective assessment at designation uses sensitivity analysis employing an option adjusted valuation model to generate changes in market value of the hedged item and the swap. These projected market values are then analyzed over multiple instantaneous, parallel rate shocks. The hedge is expected to be highly effective if the change in fair value of the swap divided by the change in the fair value of the hedged item is within the 80% -125% dollar value offset boundaries. See additional description of regression analysis in following paragraphs.

•	Ongoing prospective assessment. For purposes of assessing effectiveness on an ongoing basis, the Bank will utilize the regression results from its retrospective assessment as a means for demonstrating that it expects all “long-haul” hedge relationships to be highly effective in future periods (i.e., it will use the regression for both its ongoing prospective and retrospective assessment).
•	Retrospective assessment. At least quarterly, FHLBNY will be required to determine whether the hedging relationship was highly effective in offsetting changes in fair value or cash flows through the date of the periodic assessment. This is an evaluation of the past experience.
FHLBNY uses a statistical method commonly referred to as regression analysis to analyze how a single dependent variable is affected by the changes in one (or more) independent variables. If the two variables are highly correlated, then movements of one variable can be reasonably expected to trigger similar movements in the other variable. Thus, regression analysis serves to measure the strength of empirical relationships and assessing the probability of hedge effectiveness. The FHLBNY tests the effectiveness of the hedges by regressing the changes in the net present value of future cash flows (“NPV”) of the derivative against changes in the net present value of the hedged transaction, typically an advance or a consolidated obligation.
The regression model being used is:
ΔVh = a + b ΔVH
where ΔVh is the change in the net present value of the hedging item, ΔVH is the change in the net present value of the hedged transaction, a is the ‘intercept’ of the regression and b is the ‘slope’ of the regression. The coefficient b should have a value very close to -1 if the hedging transaction is effective. At the same time, a should be very close to zero.
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

An assumed model can be accepted only if the main hypotheses on which it rests cannot be rejected. In the context of regression analysis, hypothesis testing is a procedure that seeks to determine whether the estimated values of the parameters of the model ( a and b ) are close enough to their hypothesized values (zero for a and -1 for b ) that it would be unreasonable to reject those hypotheses. The Bank employs the most commonly used test statistic called the F-test statistic, the Fisher probability distribution function. This standard F-Test incorporates all the variance of errors of the regression line. The FHLBNY has determined that to consider the hedge relationship to be highly effective, the F-Test statistic associated with regression errors must fall within a specified the interval.
An equivalent approach to hypothesis testing consists of defining an ‘acceptance region’ around the hypothesized value of the parameter(s) being estimated. If the estimated value of the parameter falls within the acceptance region, the hypothesis is not rejected. If it falls outside of the acceptance region, the hypothesis is rejected. FHLBNY has determined that to consider the hedge relationship to be highly effective, the estimate of the slope of the regression ( b ) must fall within an acceptance region ranging from -1.25 to -.80.
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
Embedded derivatives
Before a trade is executed, the FHLBNY’s procedures require the identification and evaluation of embedded derivatives, if any, as described under paragraph 12 of SFAS 133. This evaluation will consider if the economic characteristics and the risks of the embedded derivative instrument are not clearly and closely related to the economic characteristic and risks of the host contract. At December 31, 2008, 2007 and 2006, the FHLBNY had no embedded derivatives that were required to be separated from the “host” contract because their economic or risk characteristics were not clearly and closely related to the economic characteristics and risks of the host contract.
Aggregation of similar items
The FHLBNY has de minimis amounts of similar advances that are hedged in aggregate as a portfolio. For such hedges, the FHLBNY performs a similar asset test to ensure the hedged advances share the risk exposure for which they are designated as being hedged. Besides the limited number of portfolio hedges, the FHLBNY’s other hedged items and derivatives are hedged as separately identifiable instruments.
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

Liquidity
The FHLBNY’s primary source of liquidity is the issuance of consolidated obligation bonds and discount notes. To refinance maturing consolidated obligations, the Bank relies on the willingness of the investors to purchase new issuances. The FHLBNY has access to the discount note market and the efficiency of issuing discount notes is an important factor as a source of liquidity since discount notes can be issued any time and in a variety of amounts and maturities. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. With the passage of the Housing Act on July 30, 2008, the U.S. Treasury is authorized to purchase obligations issued by the FHLBanks, in any amount deemed appropriate by the U.S. Treasury. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4 billion. See Note 20 — Commitments and Contingencies to the financial statements for discussion of the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), which is designed to serve as a contingent source of liquidity for the FHLBanks via issuance of consolidated obligations to the U.S. Treasury.
The FHLBNY’s liquidity position remains in compliance with all regulatory requirements and it does not foresee any changes to that position.
Finance Agency Regulations — Liquidity
Beginning December 1, 2005, with the implementation of the Capital Plan, the Financial Management Policy rules of the Finance Agency with respect to liquidity were superseded by regulatory requirements that are specified in Parts 917 and 965 of Finance Agency regulations and are summarized below.
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
Violations of the liquidity requirements would invoke non-compliance penalties under discretionary powers given to the Finance Agency under applicable regulations, which would include corrective actions.

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
Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below during each quarter in 2008 and 2007 (in millions). The FHLBNY met its requirements at all times.

	Average Deposit	Average Actual
For the quarters ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2008	$2,022	$66,246	$64,224
September 30, 2008	1,657	55,038	53,381
June 30, 2008	2,239	51,053	48,814
March 31, 2008	2,091	47,764	45,673
December 31, 2007	1,776	48,254	46,478
September 30, 2007	2,686	38,277	35,591
June 30, 2007	2,726	35,853	33,127
March 31, 2007	1,796	37,559	35,763
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
Operational liquidity is measured daily. The FHLBNY met its requirements at all times. The following table summarizes excess operational liquidity by each quarter in 2008 and 2007 (in millions):

	Average Balance Sheet	Average Actual
For the quarters ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2008	$8,226	$14,827	$6,601
September 30, 2008	7,548	21,337	13,789
June 30, 2008	7,440	20,018	12,578
March 31, 2008	5,229	18,232	13,003
December 31, 2007	4,830	19,522	14,692
September 30, 2007	2,290	16,716	14,426
June 30, 2007	2,186	15,653	13,467
March 31, 2007	3,482	16,033	12,551
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

Contingency liquidity is reported daily. The FHLBNY met its requirements at all times. The following table summarizes excess contingency liquidity by each quarter in 2008 and 2007 (in millions):

	Average Five Day	Average Actual
For the quarters ended	Requirement	Contingency Liquidity	Excess
December 31, 2008	$4,727	$12,930	$8,203
September 30, 2008	4,210	18,795	14,585
June 30, 2008	3,948	17,186	13,238
March 31, 2008	4,887	16,382	11,495
December 31, 2007	2,966	17,914	14,948
September 30, 2007	1,530	15,643	14,113
June 30, 2007	1,115	14,460	13,345
March 31, 2007	1,476	14,509	13,033
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
Other Liquidity Contingencies. As discussed more fully under the section Debt Financing - Consolidated Obligations, the FHLBNY is primarily liable consolidated obligations issued on its behalf. The FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the following rules apply: the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock of any member or non-member stockholder until the Finance Agency approves the FHLBNY’s consolidated obligation payment plan or other remedy and until the FHLBNY pays all the interest or principal currently due on all its consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.
The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $1,251.5 billion and $1,189.7 billion at December 31, 2008 and 2007. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.
Finance Agency regulations also state that the FHLBanks must maintain, free from any lien or pledge, the following types of assets in an amount at least equal to the amount of consolidated obligations outstanding:
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
Leverage Limits and Unpledged Asset Requirements
The FHLBNY met the Finance Agency’s requirement that unpledged assets, as defined under regulations, exceed the total of consolidated obligations as follows (in thousands):

	December 31,
	2008	2007
Consolidated Obligations:
Bonds	$82,256,705	$66,325,817
Discount Notes	46,329,906	34,791,570

Total consolidated obligations	128,586,611	101,117,387

Unpledged assets
Cash	18,899	7,909
Less: Member pass-through reserves at the FRB	(31,003)	(19,584)
Secured Advances	109,152,876	82,089,667
Investments [1]	26,364,661	24,979,228
Mortgage loans	1,457,885	1,491,628
Other loans [2]	—	—
Accrued interest receivable on advances and investments	492,856	562,323
Less: Pledged Assets	(2,669)	—

	137,453,505	109,111,171

Excess unpledged assets	$8,866,894	$7,993,784

[1]	The Bank pledged $2.7 million to the FDIC see Note 5- Held-to-maturity securities. The Bank also provided to the U.S. Treasury a listing of $16.3 billion in advances with respect to a lending agreement. See Note 20 — Commitments and Contingencies.

[2]	Excludes $55 million overnight loan to another FHLBank as of December 31, 2007.
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
Purchases of MBS. Finance Agency investment regulations limit the purchase of mortgage-backed securities to 300% of capital. The FHLBNY was in compliance with the regulation at all times.

	December 31, 2008		December 31, 2007
	Actual	Limits	Actual	Limits

Mortgage securities investment authority [1]	207%	300%	198%	300%

[1]	The measurement date is on a one-month “look-back” basis.

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
All mortgage loans underlying any securities purchased under this expanded authority must be originated after January 1, 2008. The Finance Board believed that such loans are generally of higher credit quality than loans originated at an earlier time, particularly in 2005 and 2006. The loans underlying any Fannie Mae and Freddie Mac issued MBS acquired pursuant to the new authority must be underwritten to conform to standards imposed by the federal banking agencies in the "Interagency Guidance on Nontraditional Mortgage Product Risks” dated October 4, 2006 and the "Statement on Subprime Mortgage Lending” dated July 10, 2007.
The FHLBank must notify the Finance Agency of its intention to exercise the new authority (Resolution 2008-08) at least 10 business days in advance of its first commitment to purchase additional Agency MBS. Currently, the Bank has not notified or exercised Resolution 2008-08, therefore no separate calculation was required.

Results of Operations
The following section provides a comparative discussion of the Federal Home Loan Bank’s results of operations for the three-year period ended December 31, 2008. For a discussion of the Critical accounting estimates used by the FHLBNY that affect the results of operations, see section in the MD&A captioned Accounting Changes, Significant Accounting Policies and Estimates, and Recently Issued Accounting Standards.
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
Net income — 2008 compared with 2007
The FHLBNY reported 2008 Net income of $259.1 million, or $5.26 per share, compared with net income of $323.1 million, or $8.57 per share, for 2007. Net income was after the deduction of AHP and REFCORP assessments, which are a fixed percentage of the FHLBNY’s pre-assessment income. The decrease in Net income was mainly attributed to a credit provision of $64.5 million against receivables due from Lehman Brothers Special Financing Inc. (“LBSF”). In September 2008, Lehman Brothers Holding Inc. (“LBHI”) and Lehman Brothers Special Financing Inc., (“LBSF”), filed for protection under Chapter 11 of the U.S. Bankruptcy Code, and LBSF, a derivative counterparty to the FHLBNY defaulted with the contractual terms of its agreement with FHLBNY on $16.5 billion in notional amounts of interest rate swaps and derivatives outstanding at the time of bankruptcy. The FHLBNY had deposited $509.6 million with LBSF in cash as collateral. The net amount that is due to the Bank after giving effect to obligations that are due LBSF was approximately $64.5 million, and the Bank has fully reserved the LBSF receivables as the bankruptcy of LBHI and LBSF make the timing and the amount of the recovery uncertain, and the provision has been reported as a charge to Other Income (loss) in the Statements of Income. On an after-assessment basis, the reserve against the LBSF receivables reduced 2008 Net income by $47.4 million, or $0.97 per share of capital.
Net interest income after the provision for credit losses, a key metric for the FHLBNY, was $693.7 million for 2008, up by $194.4 million, or 38.9% from the prior year. Reported Net realized and unrealized loss from hedging activities was a loss of $199.3 million in 2008, compared to a gain of $18.4 million in 2007. The reported loss was primarily due to the accounting designation of swaps as economic hedges. In order to manage the FHLBNY’s interest rate risk profile, management of the FHLBNY routinely uses derivatives to manage the interest rate risk inherent in the Bank’s assets and liabilities. Operating Expenses were $66.3 million in 2008, slightly down by $0.3 million, from $66.6 million in 2007. REFCORP assessments were $64.8 million in 2008, down by $16.0 million, from 2007. AHP assessments were $29.8 million, down by $7.4 million, from 2007. Assessments are calculated on Net income before assessments and the decrease was due to lower Net income in 2008 compared to 2007.
The return on average equity, which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income, in 2008 was 4.95%, compared with 7.85% in 2007.

In 2008, cash dividends were paid in each of the quarters in 2008 for a total of $6.55 per share (par value $100), or 124.5% of Net earnings per share, compared to $7.51 per share, or 87.6% of Net earnings per share in 2007.
Net income — 2007 compared with 2006
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
Interest Income
Interest income from advances is the principal source of income for the FHLBNY. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year from the prior year.
The principal categories of Interest Income are summarized below (dollars in thousands):

	December 31,			Percentage	Percentage
	2008	2007	2006	Variance 2008	Variance 2007
Interest Income
Advances	$3,030,799	$3,495,312	$3,302,174	(13.29)%	5.85%
Interest-bearing deposits	28,012	3,333	2,744	740.44	21.47
Federal funds sold	77,976	192,845	145,420	(59.57)	32.61
Available-for-sale securities	80,746	—	—	NA	—
Held-to-maturity securities
Long-term securities	531,151	596,761	580,002	(10.99)	2.89
Certificates of deposit	232,300	408,308	297,742	(43.11)	37.13
Mortgage loans held-for-portfolio	77,862	78,937	76,111	(1.36)	3.71
Loans to other FHLBanks and other	33	9	54	266.67	(83.33)

Total interest income	$4,058,879	$4,775,505	$4,404,247	(15.01)%	8.43%

Interest income — 2008 compared with 2007 — Total interest income declined to $4.1 billion in 2008, a decrease of $716.6 million, or 15.0%, from 2007. Increase in intermediation volume contributed $1.6 billion in increased interest income which was offset by rate related decline of $2.3 billion in interest income as a result of a lower interest rate environment in 2008.
Interest income from advances declined by $464.5 million despite the very large increase in advance volume because of decline in yields from advances in the lower interest rate environment in 2008. Interest income from advances is principally the coupon payments received from borrowing members and are recorded as interest income in the Statements of Income together with the net cash flows associated with interest rate swaps when hedges qualify under the accounting provisions of SFAS 133. Cash flows from interest rate swaps are an important component of reported interest income from advances if the swap qualifies under the hedge accounting provisions of SFAS 133. If the swap does not qualify under the hedge accounting provisions of SFAS 133, the FHLBNY may execute the hedge as an economic hedge. However, interest associated with the swap would then be reported as part of Other income (loss) as a Net realized and Unrealized gain (loss) on derivatives and hedging activities.

In a typical interest rate swap of a fixed-rate advance, the Bank pays fixed-rate to derivative counterparty which mirrors the fixed-rate coupon received from members. In exchange, the Bank receives variable-rate LIBOR-indexed cash flows from derivative counterparty. Generally, the Bank hedges its long-term, fixed-rate advances and almost all fixed-rate putable advances. In 2008, derivative transactions reduced interest income by $453.2 million compared to a positive contribution of $356.0 million in 2007. Derivative strategies are used to mange the interest rate risk inherent in fixed-rate advances and are designed to protect future interest income.
The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

	Years ended December 31,
	2008	2007	2006
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$3,483,979	$3,139,311	$3,065,361
Net interest adjustment from interest rate swaps	(453,180)	356,001	236,813

Total Advance interest income reported	$3,030,799	$3,495,312	$3,302,174

Other sources of interest income were interest income from long-term investments, principally mortgage-backed securities, mortgage loans, and short-term investments in money market instruments.
Interest income — 2007 compared with 2006
Total interest income in 2007 was $4.8 billion, an increase of $371.3 million from the previous year.
Reported interest income from advances was $3.5 billion in 2007, up from $3.3 billion in 2006. Other than the positive contribution of $356.0 million from accruals of cash flows associated with interest rate swaps, three principal factors contributed to the increase. Maturing advances were replaced at higher coupons in a higher interest rate environment in the first six months of 2007. Credit market dislocation and the ensuing liquidity crises in the third quarter of 2007 resulted in an unprecedented member demand for advances in the fourth quarter of 2007. Finally, member demand increased for adjustable-rate products which were priced at relatively higher coupons in an inverted yield curve environment through much of 2007.

Interest Expense
The FHLBNY’s primary source of funding is through the issuance of consolidated obligation bonds and discount notes in the global debt markets. Consolidated obligation bonds are medium- and long-term, while discount notes are short-term instruments. To fund its assets, the FHLBNY considers its interest rate risk and liquidity requirements in conjunction with consolidated obligation buyers’ preferences and capital market conditions when determining the characteristics of debt to be issued. Typically the Bank has used fixed-rate callable and non-callable bonds to fund mortgage-related assets and advances. Discount notes are issued to fund advances and investments with shorter-interest rate reset characteristics.
The principal categories of Interest Expense are summarized below (dollars in thousands):

	December 31,			Percentage	Percentage
	2008	2007	2006	Variance 2008	Variance 2007
Interest Expense
Consolidated obligations-bonds	$2,620,431	$3,215,560	$2,944,241	(18.51)%	9.22%
Consolidated obligations-discount notes	697,729	937,534	901,978	(25.58)	3.94
Deposits	36,193	106,777	81,442	(66.10)	31.11
Mandatorily redeemable capital stock	8,984	11,731	3,086	(23.42)	280.14
Cash collateral held and other borrowings	1,044	4,516	3,382	(76.88)	33.53

Total interest expense	$3,364,381	$4,276,118	$3,934,129	(21.32)%	8.69%

Changes in both rate and intermediation volume (average interest-costing liabilities), and the impact of hedging strategies explain the change in interest expense.
Interest expense are principally the coupon payments to investors holding the Bank’s consolidated obligation debt. Recorded interest expense in the Statements of Income are adjusted for the cash flows associated with interest rate swaps in which the Bank pays variable-rate LIBOR-indexed cash flows to derivative counterparties and, in exchange, the Bank receives from derivative counterparties fixed-rate cash flows which typically mirror the fixed-rate coupon payments to investors holding the debt. The Bank hedges its long-term fixed-rate bonds and almost all fixed-rate callable bonds. The impact of hedging activities on interest expense is discussed separately under the section “Impact of hedging debt.”
Interest expense associated with the issuance of FHLBNY consolidated obligation bonds and discount notes was the primary source of interest expense in 2008, 2007 and 2006. The principal components of FHLBNY bond and discount note expenses are summarized below (dollars in thousands):

	Years ended December 31,
		Percentage of		Percentage of		Percentage of
	2008	total	2007	total	2006	total

Fixed-rate Bonds	$2,052,066	56.13%	$2,710,748	68.13%	$2,538,401	71.69%
Floating-rate Bonds	906,452	24.79	330,709	8.31	100,445	2.84
Discount Notes	697,729	19.08	937,535	23.56	901,978	25.47

	3,656,247	100.00%	3,978,992	100.00%	3,540,824	100.00%

Net Impact of interest rate swaps	(338,087)		174,102		305,395

Reported Interest Expense	$3,318,160		$4,153,094		$3,846,219

Interest expense — 2008 compared with 2007 — Total interest expense in 2008 was $3.4 billion, a decrease of $911.7 million from the previous year. Consolidated obligation bond and discount note expense, net of the impact of interest rate swaps, was $3.3 billion in 2008, a decrease of $834.9 million, or 20.1% from 2007. Declining coupons and yields in a lower interest rate environment reduced interest expense by $2.2 billion and offset the impact of $1.4 billion increase in expense due to increase in volume from funding a significantly increased balance sheet assets.
Cash flows from interest rate swaps are an important component of reported interest expense on debt if the swap qualifies under the hedge accounting provisions of SFAS 133. If the swap does not qualify under the hedge accounting provisions of SFAS 133, the FHLBNY may execute the hedge as an economic hedge. However, interest expense associated with the swap would then be reported as part of Other income (loss) as a Net realized and Unrealized gain (loss) on derivatives and hedging activities.
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
In a hedge of debt, the Bank is obligated to pay LIBOR-indexed cash flows to swap counterparties and, in a rising interest rate environment, LIBOR resets almost immediately to the risings rates, while the Bank may receive lower fixed-rate coupons of bonds issued in prior years. In 2008, derivatives reduced interest expense by $338.1 million compared to an increase in expense of $174.1 million in 2007. In 2008 the prevailing interest rate environment was such that the typical 3-month LIBOR indexed payments by the Bank to swap counterparties was below the fixed coupons received by the Bank in the interest rate hedging relationship. In a hedge of debt, the Bank is obligated to pay LIBOR-indexed cash flows to swap counterparties and, in a declining interest rate environment, LIBOR resets almost immediately and adjusts to the lower prevailing rates. On the receive leg of the swap, the Bank may continue to receive higher fixed-rate coupons that were contractually fixed in prior years. In contrast, in 2007, on average, the Bank’s obligation to pay 3-month LIBOR indexed payments to derivative counterparties were above the fixed-rate payments received by the Bank in the interest rate exchanges. Derivative strategies are used to manage the interest rate risk inherent in fixed-rate advances and are designed to protect future interest income.

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

	Years ended December 31,
	2008	2007	2006
Consolidated bonds and discount notes-Interest expense
Bonds — Interest expense before adjustment for swaps	$2,958,518	$3,041,458	$2,638,846
Discount notes — Interest expense before adjustment for swaps	697,729	937,534	901,978
Net interest adjustment for interest rate swaps	(338,087)	174,102	305,395

Total Consolidated bonds-interest expense reported	$3,318,159	$4,153,094	$3,846,219

On an after swap basis, consolidated obligation bonds averaged a cost of 322 basis points, compared to 508 basis points in the prior year. Yields are determined by investors’ demand for FHLBank bonds and the prevailing interest rate environment. Cost of issuing discount notes in 2008 on average was 246 basis points, compared to 495 basis points in 2007.
In 2008, the Bank issued $10.6 billion in floating-rate bonds indexed with a spread to 1-month LIBOR and $14.4 billion indexed with spreads to the Prime and the Federal funds effective rates. Simultaneous with the issuance of the debt, the Bank executed interest-rate basis swaps in economic hedges of the floating-rate bonds that required the swap counterparties to pay to the FHLBNY interest cash flows that matched the Bank’s interest payment obligations to investors on the debt. In exchange the Bank was required to pay the swap counterparty cash flows indexed to 3-month LIBOR. This exchange of cash flows made the Bank indifferent to changes in the relationship between the 3-month LIBOR and the non-LIBOR indices from an economic perspective. Swap interest expense of $121.3 million paid to derivative counterparties were recorded in Other income (loss) as a Net realized and unrealized gain (loss) from hedging activities. Economically, the swap expense was associated with the interest expense on the bond, and on an economic basis, reported bond expense would have been higher by $121.3 million. Because the swap was in an economic hedge of the bonds, the swap expense was recorded as a derivative and hedging loss in Other income (loss) under GAAP reporting rules.
Interest expense — 2007 compared with 2006 — Total interest expense in 2007 was $4.3 billion, an increase of $342.0 million from the previous year.
Interest expense associated with the issuance of FHBNY bonds and discount notes was the primary source of interest expense in 2007 and 2006 and accounted for 97.1% and 97.8% of total interest expense in those years. Consolidated obligation bond expense, net of the impact of interest rate swaps, was $3.2 billion in 2007, up by $271.3 million from the prior year. Increase in volume contributed $113.3 million in higher interest expenses. Average volume of bonds outstanding, as measured by daily average of outstanding balances, was $63.3 billion in 2007 and funded 70.9% of the average interest-yielding assets in 2007. Higher coupon cost, net of the impact of interest rate swaps, in 2007 contributed $158.0 million in higher interest expenses. On an after swap basis, consolidated obligation bonds averaged a cost of 508 basis points, compared to 483 basis points in the prior year.
Increase in both rate and volume of issuances of discount notes caused interest expense from discount notes to increase in 2007. Average cost of discount notes was 495 basis points in 2007, slightly up from 491 basis points in 2006.
In 2007 and 2006, the Bank’s obligation to pay swap counterparties variable cash flows, indexed to LIBOR, exceeded the swap counterparties’ obligations to pay the Bank fixed coupons and resulted in net out-flow of cash to derivative counterparties. The interest rate exchanges were primarily associated with SFAS 133 qualifying debt hedges and added $174.1 million to debt expense in 2007, compared to a larger out-flow of $305.4 million in 2006. In 2007 and 2006, the prevailing interest rate environment was such that the typical 3-month LIBOR indexed payments by the Bank to swap counterparties exceeded the fixed coupons received by the Bank in the interest rate hedging relationship. Relative to 2007, the yields in 2006 on the short-end of the term structure of interest rates were higher, and the 3-month LIBOR-indexed payments by the Bank were accordingly larger in 2006 than in 2007 and explain the significant cash outflows in 2006 from derivatives hedging debt.

Net interest income
Net interest income is the principal source of revenue for the Bank, and represents the difference between income from interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income is impacted by a variety of factors — member demand for advances and investment activity, the yields from advances and investments, and the cost of consolidated obligation debt that is issued by the Bank to fund advances and investments. The execution of interest rate swaps in the derivative market at a constant spread to LIBOR, in effect converting fixed-rate advances and fixed-rate debt to conventional adjustable-rate instruments indexed to LIBOR, results in an important intermediation for the Bank between the capital markets and the swap market. The intermediation has typically permitted the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate debt in the capital markets. The FHLBNY’s deploys the hedging strategies to protect future net interest income, but may reduce income in the short-run, although the FHLBNY expects them to benefit future periods. Income earned from assets funded by member capital and retained earnings, referred to as “deployed capital”, which are non-interest bearing, is another important consideration for the FHLBNY. All of these factors may fluctuate based on changes in interest rates, demand by members for advances, investor demand for debt issued by the FHLBNY and the change in the spread between the yields on advances and investments, and the cost of financing these assets by the issuance of debt to investors.
The following table summarizes key changes in the components of Net interest income for the three years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	December 31,			Percentage	Percentage
	2008	2007	2006	Variance 2008	Variance 2007
Interest Income
Advances	$3,030,799	$3,495,312	$3,302,174	(13.29)%	5.85%
Interest-bearing deposits	28,012	3,333	2,744	740.44	21.47
Federal funds sold	77,976	192,845	145,420	(59.57)	32.61
Available-for-sale securities	80,746	—	—	NA	—
Held-to-maturity securities
Long-term securities	531,151	596,761	580,002	(10.99)	2.89
Certificates of deposit	232,300	408,308	297,742	(43.11)	37.13
Mortgage loans held-for-portfolio	77,862	78,937	76,111	(1.36)	3.71
Loans to other FHLBanks and other	33	9	54	266.67	(83.33)

Total interest income	4,058,879	4,775,505	4,404,247	(15.01)	8.43

Interest Expense
Consolidated obligations-bonds	2,620,431	3,215,560	2,944,241	(18.51)	9.22
Consolidated obligations-discount notes	697,729	937,534	901,978	(25.58)	3.94
Deposits	36,193	106,777	81,442	(66.10)	31.11
Mandatorily redeemable capital stock	8,984	11,731	3,086	(23.42)	280.14
Cash collateral held and other borrowings	1,044	4,516	3,382	(76.88)	33.53

Total interest expense	3,364,381	4,276,118	3,934,129	(21.32)	8.69

Net interest income before provision for credit losses	$694,498	$499,387	$470,118	39.07%	6.23%

Net interest income — 2008 compared with 2007
Net interest income before provision for credit losses on mortgage loans was $694.5 million for 2008, up by $195.1 million, or 39.07% from the prior year. Volume, as measured by average earning assets minus costing liabilities, increased very significantly and contributed $202.9 million to the increase. Rate related changes in yields from earning assets minus yields paid on interest costing liabilities had a minor adverse impact, reducing Net interest income by only $7.8 million.
The Bank deploys hedging strategies to protect future net interest income that may reduce income in the short-term. On a GAAP basis, the impact of derivatives was to reduce Net interest income by $114.9 million in 2008, compared to an increase of $181.9 million in 2007. A significant amount of hedging strategies were designated as economic and under existing accounting rules, the interest income or expense generated from the derivatives are not reported under GAAP in Net interest income although they have an economic impact on Net interest income. Under GAAP, interest income or expense from such derivatives are recorded as derivative gains and losses in Other income (loss). In 2008, on an economic basis, the economic impact of derivatives would have been to reduce Net interest income by $126.4 million. In 2007, the impact was not material. In summary, in 2008, on an economic basis, Net interest income before provision for credit losses on mortgage loans was $568.1 million, compared to $694.5 million on a reported GAAP basis. In 2007, GAAP Net interest income of $499.4 million was not significantly different from economic Net interest income because of the insignificant amounts of economic hedges in 2007.
Earning assets — Increased volume of transactions, as measured by average outstanding interest-earning asset balances was the principal contributor to the increase in Net interest income in 2008. Average earning assets grew to $118.7 billion in 2008, up by $29.5 billion, or 33.0% from 2007, principally from the increase in member demand for advances. Average balances of investments grew to $12.4 billion in 2008, an increase of $1.6 billion, or 15.2% from 2007, from the acquisition in 2008 of GSE issued floating-rate mortgage-backed securities classified as available-for-sale.
Interest costing liabilities — Debt issuance mix changed in 2008 to the wider use of discount notes, which are short-term and typically lower costing liabilities. Average discount notes grew to $28.3 billion in 2008, an increase of $9.4 billion, or 49.6%, from 2007. Weighted average yields paid on discount notes in 2008 was 246 basis points compared to 495 in 2007. The positive spread between the yield on discount notes and the weighted average yield on total interest-earning assets was 96 basis points in 2008 compared to 40 basis points in 2007, illustrating the advantage in 2008 of employing discount notes as a significant funding instrument.
Earnings from member capital — The FHLBNY earns income from investing its members’ capital to fund interest-earning assets. Member capital increased in 2008 associated with the surge in advances borrowed by members. As a result, deployed capital, which is capital stock, retained earnings and net non-interest bearing liabilities grew and provided the FHLBNY with a significant source of income even in a lower interest rate environment in the current quarter. An average $6.7 billion in deployed capital in 2008 earned a yield of 3.42%, the annualized yield on aggregate interest-earning assets in 2008. In contrast, in 2007, the Bank’s average deployed capital was $4.5 billion, significantly lower than the average in the current year, but earned a higher yield of 5.35%. Based on an assumption that deployed capital was invested to earn 3.42%, the annualized yield on aggregate earning assets in 2008 and 5.35% in the prior year, the Bank earned $230.7 million from deployed capital in 2008, down from $241.9 million in 2007. Typically, the Bank earns relatively greater income in a higher interest rate environment on a given amount of average deployed capital.

Net interest spread — Net interest spread earned was 41 basis points in 2008, up from 30 basis points in 2007. Net interest spread is the difference between annualized yields on interest-earning assets and yields on interest-bearing liabilities. Return on average earning-assets increased to 59 basis points in 2008, up from 56 basis points from the prior year, and improved returns, as measured on a GAAP basis. On a GAAP basis, Net interest spread earned was 41 basis points in 2008, up from 30 basis points in 2007. On an economic basis, the Bank estimates that had the Bank recorded swap interest expenses in Net interest income, it would have reduced Net interest spread by 11 basis points to 30 basis points in 2008, unchanged from 2007. Return on average earning-assets, a measure of the efficiency of the use of interest-earning assets, was 59 basis points in 2008, up from 56 basis points in 2007. On an economic basis, the return on average earnings assets for the current year period would have been 48 basis points.
Net interest income — 2007 compared with 2006
Net interest income after the provision for credit losses, was $499.4 million for 2007, up by $29.3 million, or 6.2% from the prior year. Increase was principally rate related in a higher rate environment, as maturing advances were replaced at higher coupons.
Earning assets — Average earning assets grew to $89.2 billion in 2007, up by $3.6 billion, or 4.28% from 2006, principally from the increase in member demand for advances.
Earning liabilities — Increase in earning assets was funded by increased issuance of consolidated obligation bonds; discount notes averaged a little higher in 2007 compared to 2006.
Net interest spread — Net interest spread earned, was 30 basis points in 2007, unchanged from 30 basis points in 2006. Net interest margin, annualized net interest income as a percentage of average earning assets, was 56 basis points in 2007, up from 55 basis points from the prior year.
Earnings from member capital — In the higher interest rate environment prevalent through most of 2007 relative to 2006, deployed capital, which is capital stock, retained earnings, and net non-interest bearing liabilities, provided the FHLBNY with significant income. Deployed capital made a stronger contribution to Net interest income as a result of the higher rate environment in 2007 compared to 2006. An average $4.5 billion in deployed capital in 2007 earned a yield of 5.35%, the annualized yield on aggregate interest-earning assets in 2007. In contrast, the Bank’s average deployed capital in the prior year was also $4.5 billion, but earned a lower yield of 5.14%. As a result, the contribution from deployed capital in 2007 enhanced interest income by 21 basis points, even though average deployed capital was almost unchanged.

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

	Years ended December 31,
	2008			2007			2006
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$92,616,501	$3,030,799	3.27%	$65,454,319	$3,495,312	5.34%	$64,657,774	$3,302,174	5.11%
Certificates of deposit and others	7,802,425	251,600	3.22	7,689,475	411,641	5.35	6,005,662	300,486	5.00
Federal funds sold and other overnight funds	4,333,408	86,688	2.00	3,741,385	192,845	5.15	2,851,611	145,420	5.10
Investments	12,441,712	611,897	4.92	10,798,926	596,761	5.53	10,632,295	580,002	5.46
Mortgage and other loans	1,467,561	77,895	5.31	1,502,320	78,946	5.25	1,471,434	76,165	5.18

Total interest-earning assets	$118,661,607	$4,058,879	3.42%	$89,186,425	$4,775,505	5.35%	$85,618,776	$4,404,247	5.14%

Funded By:
Consolidated obligations-bonds	$81,341,452	$2,620,431	3.22	$63,276,726	$3,215,560	5.08	$60,932,425	$2,944,241	4.83
Consolidated obligations-discount notes	28,349,373	697,729	2.46	18,956,390	937,534	4.95	18,381,469	901,978	4.91
Interest-bearing deposits and other borrowings	2,058,389	37,237	1.81	2,285,523	111,293	4.87	1,773,104	84,824	4.78
Mandatorily redeemable capital stock	166,372	8,984	5.40	146,286	11,731	8.02	50,948	3,086	6.06

Total interest-bearing liabilities	111,915,586	3,364,381	3.01%	84,664,925	4,276,118	5.05%	81,137,946	3,934,129	4.85%

Capital and other non-interest- bearing funds	6,746,021	—		4,521,500	—		4,480,830	—

Total Funding	$118,661,607	$3,364,381		$89,186,425	$4,276,118		$85,618,776	$3,934,129

Net Interest Income/Spread		$694,498	0.41%		$499,387	0.30%		$470,118	0.29%

Net Interest Margin (Net interest income/Earning Assets)			0.59%			0.56%			0.55%

[1]	Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the Bank and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond. Similarly, the Bank makes fixed-rate advances to members and hedges the advance with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities.

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
2008 compared to 2007

	For the years ended
	December 31, 2008 vs. December 31, 2007
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$1,450,481	$(1,914,994)	$(464,513)
Certificates of deposit and others	6,047	(166,088)	(160,041)
Federal funds sold and other overnight funds	30,516	(136,673)	(106,157)
Investments	90,782	(75,646)	15,136
Mortgage loans and other loans	(1,827)	776	(1,051)

Total interest income	1,575,999	(2,292,625)	(716,626)

Interest Expense
Consolidated obligations-bonds	918,002	(1,513,131)	(595,129)
Consolidated obligations-discount notes	464,553	(704,358)	(239,805)
Deposits and borrowings	(11,060)	(62,996)	(74,056)
Mandatorily redeemable capital stock	1,611	(4,358)	(2,747)

Total interest expense	1,373,106	(2,284,843)	(911,737)

Changes in Net Interest Income	$202,893	$(7,782)	$195,111

Net Interest income before provisions for credit losses increased by $195.1 million in 2008 compared to an increase of $29.3 million in 2007. In 2008, rate related changes in yields from earning assets minus yields paid on interest costing liabilities reduced Net interest income by $7.8 million. Increase in volume and mix made a strong contribution of $202.9 million. .
2007 compared to 2006

	For the years ended
	December 31, 2007 vs. December 31, 2006
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$40,681	$152,457	$193,138
Certificates of deposit and others	84,247	26,908	111,155
Federal funds sold and other overnight funds	45,375	2,050	47,425
Investments	9,090	7,669	16,759
Mortgage loans and other loans	1,599	1,182	2,781

Total interest income	180,992	190,266	371,258

Interest Expense
Consolidated obligations-bonds	113,276	158,043	271,319
Consolidated obligations-discount notes	28,212	7,344	35,556
Deposits and borrowings	24,514	1,955	26,469
Mandatorily redeemable capital stock	5,774	2,871	8,645

Total interest expense	171,776	170,213	341,989

Changes in Net Interest Income	$9,216	$20,053	$29,269

Allowance for Credit Losses on Mortgage loans
Allowance for credit losses was $1.4 million and $0.6 million at December 31, 2008 and 2007 and recorded as a reserve in the Statements of Condition. The FHLBNY believes the allowance for loan losses is adequate to reflect the losses inherent in the FHLBNY’s mortgage loan portfolio at December 31, 2008 and 2007. The Bank did not deem it necessary to provide a loan loss allowance against its advances to members.
Mortgage loans — The Bank recorded a provision of $773.0 thousand, $40.0 thousand and $11.0 thousand in 2008, 2007, and 2006 in the Statements of Income, against its mortgage loans held-for-portfolio based on identification of inherent losses under a policy described more fully in the section Significant Accounting Policies and Estimates. Charge offs were insignificant in all periods, and were substantially recovered through the credit enhancement provisions of MPF loans.
Advances — The FHLBNY’s credit risk from advances in at December 31, 2008 and 2007 were concentrated in commercial banks, savings institutions and insurance companies. All advances were fully collateralized during their entire term. In addition, borrowing members pledged their stock of the FHLBNY as additional collateral for advances. The FHLBNY has not experienced any losses on credit extended to any member since its inception. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.
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
Changes in the fair value of a derivative that qualifies as a fair value hedge under the provisions of SFAS 133 and the offsetting gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. To the extent changes in the fair value of the derivative is not entirely offset by changes in the fair value of the hedged asset or liability, the net impact from hedging activities is recorded as hedge ineffectiveness.
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
For all SFAS 133 qualifying hedge relationships, hedge ineffectiveness resulting from differences between changes in fair values or cash flows of the hedged item and changes in fair value of the derivatives are recognized in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
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
Redemption of financial instruments - The Bank retires debt principally to reduce future debt costs when the associated asset is either prepaid or terminated early. Typically, debt retirement is associated with the prepayment of advances and commercial mortgage-backed securities for which the Bank may receive prepayment fees. When assets are prepaid ahead of their expected or contractual maturities, the Bank also attempts to extinguish debt in order to re-align asset and liability cash flow patterns. No debt was retired or transferred in 2008. In 2007 the Bank retired $487.0 million of consolidated obligation debt at a loss of $4.6 million.
In 2008 the Bank was asked to redeem two housing finance agency bonds classified as held-to-maturity at a premium that resulted in a gain of $1.1 million. The sales were considered “in-substance maturities” in accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

The following table sets forth the main components of Other income (loss) (in thousands):

	Years ended December 31,
	2008	2007	2006

Other income (loss):
Service fees	$3,357	$3,324	$3,368
Instruments held at fair value	(8,325)	—	—
Net realized and unrealized gain (loss) on derivatives and hedging activities	(199,259)	18,356	9,676
Net realized gain from sale of available-for-sale and held-to-maturity securities	1,058	—	—
Provision for derivative counterparty credit losses	(64,523)	—	—
Extinguishment of debt and other	233	(8,180)	(26,283)

Total other income (loss)	$(267,459)	$13,500	$(13,239)

Other income (loss) — 2008 compared with 2007
Other income (loss) in 2008 was a loss of $267.5 million in 2008 in contrast to a gain of $13.5 million in 2007.
Service fees - Service fees remained unchanged. Service fees were $3.4 million in 2008, almost unchanged from 2007 and 2006.
Earnings impact of derivatives and hedging activities — 2008, 2007, and 2006.
Net realized and unrealized gain (loss) from derivatives and hedging activities — The FHLBNY reported the following net gains (losses) from derivatives and hedging activities (in thousands):

	Years ended December 31,
	2008	2007[2]	2006[2]
Earnings impact of derivatives and hedging activities gain (loss):
SFAS 133 Hedging
Cash flow hedge-ineffectiveness	$(9)	$9	$—
Fair value hedges-ineffectiveness	(12,025)	5,910	3,150
Economic Hedging
Economic hedges-fair value changes-options	(40,773)	(2,611)	(6,604)
Interest income-options	101	3,630	7,862
Economic hedges-fair value changes-MPF delivery commitments	(3)	(171)	22
Fair value changes-economic hedges [1]	(45,239)	9,695	4,666
Interest expense-economic hedges [1]	(126,533)	1,894	580
Macro hedge-swaps	18,029	—	—
Fair value matched to hedge liabilities designated under SFAS 159
Fair value changes-interest rate swaps	7,193	—	—

Net impact on derivatives and hedging activities	$(199,259)	$18,356	$9,676

[1]	Includes de minimis amount of net gains on member intermediated swaps.

[2]	Presentations for prior periods have been conformed to match current period presentation and had no impact on the Net gains (losses) on derivatives and hedging activities

SFAS 133 qualifying hedges - At December 31, 2008, the notional amounts of interest-rate swaps in SFAS 133 qualifying hedging relationships totaled $84.6 billion and were designated as hedges of fixed-rate advances and consolidated obligation bonds, compared to $81.8 billion at December 31, 2007 and $76.1 billion at December 31, 2006.
Hedge ineffectiveness recorded in Other income (loss) as Net realized and unrealized loss from hedging activities was a net charge of $12.0 million in 2008, compared to gains of $5.9 million in 2007 and $3.2 million in 2006. Losses and gains were primarily unrealized and represented hedge ineffectiveness between changes in the fair value of the hedged item due to changes in the benchmark rate (adopted as the 3-month LIBOR rate) and changes in the full fair value of the derivative.
The primary components of reported gains and losses from SFAS 133 qualifying hedging activities were:
•	Debt hedging - Changes in the benchmark interest rate (LIBOR for the Bank) and implied volatilities of interest rates (i.e., market’s expectation of potential changes in future interest rates) of fair value hedges using receive-fixed, pay-variable swaps hedges of the Bank’s hedged debt resulted in a net loss of $43.9 million in 2008, compared to a loss of $2.1 million and $0.4 million in 2007 and 2006. Significant amounts of consolidated obligation debt hedged in 2008 did not qualify for “short-cut” accounting under the provisions of SFAS 133 and were accounted as “long-haul” hedges. Long-haul hedges do not automatically assume “no-ineffectiveness”. In prior years, the assumption of “no-ineffectiveness” under the “short-cut” method for a greater percentage of hedges resulted in relative little ineffectiveness.
•	Advance Hedging - Changes in the benchmark interest rate (LIBOR for the Bank) and the implied volatilities of interest rates of fair value hedges using pay-fixed, receive-variable swaps associated with the Bank’s hedged advances resulted in net gain of $31.8 million in 2008, compared to $8.0 million and $3.5 million in 2007 and 2006. In the current year third quarter, the Bank replaced a significant number of swaps that had been executed with Lehman Brothers Special Financing Inc. The swaps had been accounted for under the provisions of SFAS 133 in short-cut hedging relationship. At hedge termination, the short-cut hedges were de-designated and upon replacement, the hedges were re-designated in long-haul hedges and resulted in the recognition of fair value basis adjustment gains in the balance sheet in the third quarter of 2008; the basis gains from the de-designation are also unrealized and will be amortized as a charge to earnings over future periods.
Economic hedges - At December 31, 2008, the notional amounts of derivatives in hedges that were not designated as SFAS 133 qualifying hedges, but were an acceptable economic hedge, totaled $43.3 billion, compared to $2.8 billion and $1.5 billion at December 31, 2008, 2007 and 2006. In 2008, net interest expense and fair value changes of derivatives that were in an economic hedge resulted in a recorded loss of $187.2 million in Other income as a Net realized and unrealized loss from hedging activities, compared to gains of $12.4 million and $6.5 million in 2007 and 2006.
When derivatives are designated as economic hedges, the fair value changes due to changes in the interest rate and volatility of rates are recorded through the income statement without the offsetting change in the hedged asset or liability as would be afforded under hedge accounting rules under SFAS 133. In addition, net swap interest expenses associated with swaps in economic hedges assets and liabilities are also reported as hedging gains or losses.

The primary components of the loss from derivatives in economic hedges were:
•	Changes in the fair values of interest rate swaps and options in an economic hedge in 2008 were a charge to income of $92.0 million, compared to $6.9 million and $1.9 million in 2007 and 2006. The charges primarily represented unrealized losses. The unrealized loss was partly offset by realized gains of $24.0 million in the third quarter of 2008 when swaps that had been executed to economically hedge balance sheet portfolio risk were no longer necessary and were terminated.
•	Interest payments and accruals associated with derivatives designated as economic was a net expense and a charge of $126.4 million was recorded in Other income as a Net realized and unrealized loss from hedging activities, compared to a charge of $5.5 million in 2007 and an income of $8.4 million in 2006.
•	Changes in fair values of swaps in an economic hedge of consolidated obligation bonds accounted under SFAS 159, “Fair Value Option”, was an unrealized gain of $7.2 million in 2008. The accounting under SFAS 159 was introduced for the first time in the third quarter of 2008.
The principal elements of derivatives designated as economic hedges were:
•	In 2008, the Bank issued $10.6 billion in floating-rate bonds indexed with a spread to 1-month LIBOR and $14.4 billion indexed with spreads to the Prime and the Federal funds effective rates. Simultaneous with the issuance of the debt, the Bank executed interest-rate basis swaps that required the swap counterparties to pay to the FHLBNY, on the receive-leg of the swap, interest cash flows that matched the Bank’s interest payment obligations to investors on the debt — spreads to Prime, Federal funds effective rate and 1-month LIBOR. In exchange the Bank was required to pay the swap counterparty a spread to the 3-month LIBOR index on the pay-leg of the swap. This exchange of cash flows made the Bank indifferent to changes in the relationship between the 3-month LIBOR and the non-LIBOR indices from an economic perspective. Because, the Bank designated the basis swaps as economic hedges, the fair value changes of the swaps in relationship to 3-month LIBOR were “marked-to-market” without the benefit of offsetting changes in the fair values of the floating debt. In the current interest-rate environment, the historical relationships between 3-month LIBOR and the 1-month LIBOR rate, the Prime rate and the Federal funds effective rates have been extraordinarily volatile. The historical spreads have narrowed causing the forward basis spreads to narrow as well resulting in unrealized fair value losses. Fair values in an unrealized loss will be recaptured as the swaps are typically held to maturity.
•	In the second quarter of 2008, the Bank had purchased $1.9 billion of interest-rate caps with final maturities in 2018 and strikes ranging from 6.20% to 6.75% indexed mainly to 1-month LIBOR. The caps were purchased at a cost $46.9 million. In addition, the Bank also has interest rate caps that had been acquired in prior years to offset the future interest rate risk from caps on variable-rate advances sold to members. The aggregate fair values of all caps declined in a lower interest rate environment resulting in a charge of $40.8 million in 2008, compared to charges of $2.6 million and $6.7 million in 2007 and 2006.
•	Notional amounts of $2.1 billion of interest rate swaps in economic portfolio hedges of the balance sheet remained outstanding at December 31, 2008 and changes in the fair values of the swaps resulted in the recording of $6.0 million in unrealized losses at December 31, 2008.
•	In the second half of 2008, the Bank executed $1.0 billion in notional amounts of interest rate swaps to offset the fair value volatility of consolidated obligation bonds elected under SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities", and the swaps were considered to be economic hedges, and “marked to market” through earnings, resulting in a charge of $7.2 million.

Under GAAP, interest accruals associated with economic hedges are also recorded in Other income (loss) as a Net Realized and unrealized gains and losses from hedging activities. Because of this reporting requirement for interest associated with swaps in an acceptable economic hedge, $126.6 million of interest expense of all derivatives in economic hedges, including the very significant amounts of basis swaps discussed above, was reported as a loss from hedging activities in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
Redemption of financial instruments - The Bank has in prior years retired debt principally to reduce future debt costs when the associated asset is either prepaid or terminated early. Typically, debt retirement is associated with the prepayment of advances and commercial mortgage-backed securities for which the Bank may receive prepayment fees. When assets are prepaid ahead of their expected or contractual maturities, the Bank also attempts to extinguish debt in order to re-align asset and liability cash flow patterns. There was no debt retired in 2008. In 2007, the FHLBNY transferred $487.0 million of par amounts of consolidated obligation bonds to other FHLBanks in exchange for cash at negotiated fair market values of the bond that resulted in a loss of $4.6 million. In 2006, $755.0 million was transferred or redeemed at a cost of $25.0 million.
In 2008, the Bank was asked to redeem two housing finance agency bonds classified as held-to-maturity at a premium that resulted in a gain of $1.1 million. The sales were considered “in-substance maturities” in accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Non-Interest Expense
Operating expenses included the administrative and overhead costs of operating the Bank and the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
The FHLBanks, including the FHLBNY, fund the cost of the Office of Finance, a joint office of the FHLBanks that facilitates issuing and servicing the consolidated obligations of the FHLBanks, preparation of the combined quarterly and annual financial reports, and certain other functions. The FHLBanks are also assessed the operating expenses of the Finance Agency, the regulator of the FHLBanks.
The following table sets forth the main components of Other expenses (in thousands):

	Years ended December 31,
	2008	2007	2006
Other expenses:
Operating	$66,263	$66,569	$63,203
Finance Agency and Office of Finance	6,395	5,193	5,140

Total other expenses	$72,658	$71,762	$68,343

Operating expenses were slightly lower in 2008 compared to 2007. In 2007, Operating expenses rose 5.3% compared to 2006, and were mainly caused by increases in headcount and general inflationary increases in salary expenses. Increased expenses in 2007 primarily represented the cost of adding staff and incurring consulting expenses with respect to the implementation of controls and self-testing procedures under Section 404 of the Sarbanes-Oxley Act. The legal, accounting and consulting costs with respect to the Bank’s SEC registration process were also significant. The cost of compliance remains a very significant overhead for the Bank but the cost increases have generally stabilized.
Operating Expenses
The following table sets forth the major categories of operating expenses (dollars in thousands):

	Years ended December 31,
		Percentage		Percentage		Percentage
	2008	of total	2007	of total	2006	of total

Salaries and employee benefits	$44,370	66.96%	$44,740	67.21%	$41,292	65.33%
Temporary workers	282	0.43	125	0.19	257	0.41
Occupancy	4,079	6.16	3,957	5.94	3,732	5.91
Depreciation and leasehold amortization	4,971	7.50	4,498	6.76	3,903	6.17
Computer service agreements and contractual services	5,053	7.62	5,202	7.81	4,519	7.15
Professional and legal fees	2,469	3.73	2,538	3.81	3,786	5.99
Other	5,039	7.60	5,509	8.28	5,714	9.04

Total operating expenses	$66,263	100.00%	$66,569	100.00%	$63,203	100.00%

As of December 31, 2008 the FHLBNY had 247 full-time and 4 part-time employees. At December 31, 2007, there were 238 full-time and 8 part-time employees; at December 31, 2006, there were 225 full-time employees and 7 part-time employees. Salaries and employees benefits are the principal Operating expenses. These expenses have stabilized in 2008 after staff additions to accommodate compliance and risk management initiatives in 2007 and 2006. Consulting fees associated with compliance and risk management projects and initiatives have also stabilized in 2008.

Assessments
Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program (“AHP”) and to satisfy its Resolution Funding Corporation assessment (“REFCORP”). For more information, see “Affordable Housing Program and Other Mission Related Programs” and “Assessments” under Item 1. Business in this MD&A.
REFCORP obligation expense in 2008 was $64.8 million down from $80.8 million in 2007 and $71.3 million in 2006. The Bank’s accrual to fund its Affordable Housing program was $29.8 million in 2008, down from $37.2 million in 2007 and $32.0 million in 2006. Assessments are calculated on Net income and assessment expenses reflect the increases or decreases in pre-assessment income.
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
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2008	2007	2006

Beginning balance	$119,052	$101,898	$91,004

Additions from current period’s assessments	29,783	37,204	32,031
Net disbursements for grants and programs	(26,386)	(20,050)	(21,137)

Ending balance	$122,449	$119,052	$101,898

REFCORP - The following table provides roll-forward information with respect to changes in REFCORP liabilities (in thousands):

	Years ended December 31,
	2008	2007	2006

Beginning balance	$23,998	$17,475	$14,062

Additions from current period’s assessments	64,765	80,776	71,299
Net disbursements to REFCORP	(83,983)	(74,253)	(67,886)

Ending balance	$4,780	$23,998	$17,475

Asset Quality and Concentration- Advances, Mortgage Loans, and Investment Securities
The FHLBNY incurs credit risk — the risk of loss due to default — in its lending, investing, and hedging activities. It has instituted processes to help manage and mitigate this risk. Despite such processes, some amount of credit risk will always exist. External events, such as severe economic downturns, declining real estate values (both residential and non-residential), changes in monetary policy, adverse events in the capital markets, and other developments, could lead to member or counterparty default or impact the creditworthiness of investments. Such events would have a negative impact upon the FHLBNY’s income and financial performance.
The Bank faced an event of default in 2008 with the bankruptcy of one of its derivative counterparties. On September 15, 2008, Lehman Brothers Holdings, Inc. (LBHI), the parent company of Lehman Brothers Special Financing Inc. (LBSF) and a guarantor of LBSF’s obligations filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. LBSF was a counterparty to FHLBNY on multiple derivative transactions with a total notional amount of $16.5 billion at the time of termination of the FHLBanks’ derivative transactions with LBSF. The FHLBNY had deposited $509.6 million with LBSF in cash as collateral. The LBSF default was unforeseen and despite the Bank’s risk management practices and policies — selection of counterparties with strong reputation, collateral requirements and credit monitoring, and other processes, the default caused the Bank to reserve $64.5 million as a charge to income in the third quarter of 2008 as the bankruptcy of LBHI and LBSF made the timing and the amount of the recovery uncertain.
The following table sets forth five year history of the FHLBNY’s advances and mortgage loan portfolios as of December 31, (in thousands):

	2008	2007	2006	2005	2004

Advances	$109,152,876	$82,089,667	$59,012,394	$61,901,534	$68,507,487

Mortgage loans before allowance for credit losses	$1,459,291	$1,492,261	$1,484,012	$1,467,525	$1,178,590

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
Within the collateral portfolio at December 31, 2008 and 2007, 71.0% and 79.0% was concentrated in mortgage loans (At December 31, 2008, 50.0% was in one-to-four- family mortgages, 10.0% in multi-family mortgages and 11.0% in commercial mortgages; at December 31, 2007, 60.0% was in one-to-four family mortgages, 10.0% in multi-family mortgages and 9.0% in commercial mortgages), and 29.0% and 21.0% was concentrated in Government, Agency and other mortgage-backed securities. The FHLBNY has the right to take such steps, as it deems necessary, to protect its secured position on outstanding advances, including requiring additional collateral (whether or not such additional collateral would otherwise be eligible to secure a loan). The FHLBNY also has a statutory lien under the FHLBank Act on the capital stock of its members, which serves as further collateral for members’ indebtedness to the FHLBNY. As of December 31, 2008, the FHLBNY had a collateralization rate (total FHLBNY obligations of all members as a percent of total estimated liquidation value of collateral pledged) of 178.0% on its total portfolio of outstanding member obligations. The comparable collateralization rate at December 31, 2007 was 177.0%. The collateralization rate varies by individual member. In all cases, sufficient collateral had been pledged to cover each member’s outstanding obligations with the FHLBNY.
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
Creditworthiness Risk — Advances
The FHLBNY’s potential exposure to creditworthiness risk arises from the deterioration of the financial health of FHLBNY members. The FHLBNY manages its exposure to the creditworthiness of members by monitoring their collateral and advance levels daily and by analyzing their financial health each quarter.
Collateral Risk — Advances
The FHLBNY is exposed to collateral risk if it is unable to perfect its interest in pledged collateral, or when the liquidation value of pledged collateral does not fully cover the FHLBNY’s exposure. The FHLBNY manages this risk by pricing collateral on a weekly basis, performing on-site reviews of pledged mortgage collateral from time to time, and reviewing pledged portfolio concentrations on a quarterly basis. The FHLBNY requires that members pledge a specific amount of excess collateral above the par amount of their outstanding obligations. Members provide the FHLBNY with reports of pledged collateral and the FHLBNY evaluates the eligibility and value of the pledged collateral.
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
Drawing on current industry standards, the FHLBNY establishes collateral valuation methodologies for each collateral type and calculates the estimated liquidation value of the pledged collateral to determine whether a borrower has satisfied its collateral maintenance requirement. The FHLBNY evaluates liquidation values on a weekly basis.
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
Collateral Coverage of Advances
All member obligations with the FHLBNY must be fully collateralized throughout their entire term. The liquidation values of collateral pledged were $184.0 billion and $142.5 billion at December 31, 2008 and 2007 to cover the $103.4 billion and $80.6 billion par amounts of outstanding advances as of December 31, 2008 and 2007. At December 31, 2008 and 2007, collateral comprised of $129.9 billion and $112.0 billion in estimated liquidation values of eligible mortgages and $54.1 billion and $30.5 billion in market values of eligible securities, including cash collateral. At December 31, 2008 and 2007, of the $186.0 billion and $143.8 billion in pledged collateral securing all outstanding member obligations, $60.5 billion and $31.8 billion were in the FHLBNY’s physical possession or that of its safekeeping agent(s); $125.5 billion and $112.0 billion were specifically listed.
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
As of December 31, 2008 and 2007, other outstanding member obligations totaling $932.1 million and $454.1 million were collateralized by an additional $2.0 billion and $1.25 billion of pledged collateral. The pledged collateral comprised of $1.8 billion and $1.2 billion in mortgage loans and $151.5 million and $49.0 million in securities and cash collateral. The outstanding member obligations consisted principally of standby letters of credit, and a small amount of collateralized value of outstanding derivatives, and members’ credit enhancement guarantee amount (“MPFCE”) on loans sold to the FHLBNY through the Mortgage Partnership Finance program. The FHLBNY’s underwriting and collateral requirements for securing Letters of Credit are the same as its requirements for securing advances.
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

Credit Risk and Concentration Risk — Advances
While the FHLBNY has never experienced a credit loss on an advance, the expanded eligible collateral for Community Financial Institutions and non-member housing associates permitted, but not required, by the Finance Agency provides the potential for additional credit risk for the FHLBNY. It is the FHLBNY’s current policy to not accept “expanded” eligible collateral from Community Financial Institutions. The management of the FHLBNY has the policies and procedures in place to appropriately manage credit risk associated with the advance business. In extending credit to a member, the FHLBNY adheres to specific credit policy limits approved by its Board of Directors. The FHLBNY has not established limits for the concentrations of specific types of advances, but management reports the activity in advances to the Board each month. Each quarter, management reports the concentrations of convertible advances made to individual members. There were no past due advances and all advances were current at December 31, 2008 and 2007. Management does not anticipate any credit losses, and accordingly, the FHLBNY has not provided an allowance for credit losses on advances. The FHLBNY’s potential credit risk from advances is concentrated in commercial banks, savings institutions and insurance companies. At December 31, 2008 and 2007, the Bank had advances of $52.2 billion and $38.9 billion outstanding to five member institutions, representing 50.5% and 48.3% of total advances outstanding, and sufficient collateral was held to cover the advances to these institutions.
Top Five Advance Holders
The following table summarizes the top five advance holders (dollars in thousands):

	December 31, 2008
				Percentage of
			Par	Total Par Value	Interest
	City	State	Advances	of Advances	Income

Hudson City Savings Bank [1]	Paramus	NJ	$17,525,000	17.0%	$671,146
Metropolitan Life Insurance Company	New York	NY	15,105,000	14.6	260,420
Manufacturers and Traders Trust Company	Buffalo	NY	7,999,689	7.7	257,649
New York Community Bank [1]	Westbury	NY	7,796,517	7.5	337,019
Astoria Federal Savings and Loan Assn	Long Island City	NY	3,738,000	3.6	151,066

Total			$52,164,206	50.4%	$1,677,300

[1]	Officer of member bank also serves on the Board of Directors of the FHLBNY.

	December 31, 2007
				Percentage of
			Par	Total Par Value	Interest
	City	State	Advances	of Advances	Income

Hudson City Savings Bank	Paramus	NJ	$14,191,000	17.6%	$461,568
New York Community Bank	Westbury	NY	8,138,625	10.1	326,012
Manufacturers and Traders Trust Company	Buffalo	NY	6,505,625	8.1	247,104
HSBC Bank USA, National Association	New York	NY	5,508,585	6.8	240,347
Metropolitan Life Insurance Company	New York	NY	4,555,000	5.7	81,724

Total			$38,898,835	48.3%	$1,356,755

Top five advance holders at December 31, 2006

	December 31, 2006
				Percentage of
			Par	Total Par Value	Interest
	City	State	Advances	of Advances	Income

Hudson City Savings Bank	Paramus	NJ	$8,873,000	15.0%	$289,348
New York Community Bank	Westbury	NY	7,878,877	13.4	315,626
HSBC Bank USA, National Association	New York	NY	5,009,503	8.5	260,749
Manufacturers and Traders Trust Company	Buffalo	NY	3,423,231	5.8	188,514
Astoria Federal Savings and Loan Assn	Long Island City	NY	2,480,000	4.2	114,426

Total			$27,664,611	46.9%	$1,168,663

Advances outstanding to former members are summarized as below:

	Ultimate	Member of	Advances
Former Member	Acquiree Bank	FHLB	as of December 31, 2008
Citizens Bank, National Association	RBS Citizens, National Association	Boston	$1,500,000
Independence Community Bank	Sovereign Bank	Pittsburgh	575,000
The Yardville National Bank	PNC Bank, N.A.	Pittsburgh	223,000
Summit Bank	Bank of America, N.A.	Atlanta	215,516
Susquehanna Patriot Bank	Susquehanna Bank	Pittsburgh	100,000
Others	Various	Various	89,154

Total			$2,702,670

	Ultimate	Member of	Advances
Former Member	Acquiree Bank	FHLB	as of December 31, 2007
Citizens Bank, National Association	RBS Citizens, National Association	Boston	$1,750,000
Independence Community Bank	Sovereign Bank	Pittsburgh	978,000
Summit Bank	Bank of America, NA	Boston	231,090
Susquehanna Patriot Bank	Susquehanna Bank DV	Pittsburgh	125,000
Dime Savings Bank	Washington Mutual Bank	San Francisco	103,298
Others	Various	Various	90,256

Total			$3,277,644

Investment quality
Long-term investments were principally comprised of $10.4 billion of mortgage-backed securities issued by government sponsored enterprises and classified as held-to-maturity and available-for-sale, and $1.7 billion of privately issued mortgage-backed, commercial mortgage- and asset-backed securities classified as held-to-maturity. In addition, the FHLBNY had investments of $804.1 million in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) classified as held-to-maturity.
The FHLBNY’s short-term investments consisted of interest-bearing balances at the Federal Reserve Bank and certificates of deposits at December 31, 2008. There were no outstanding amounts of overnight and term Federal funds sold at December 31, 2008. The Bank invests in certificates of deposit with maturities not exceeding one year issued by major financial institutions, recorded at amortized cost and classified as held-to-maturity.
The FHLBNY’s investments are summarized below (dollars in thousands):

	December 31,	December 31,	Dollar	Percentage
	2008	2007	Variance	Variance

State and local housing agency obligations [1]	$804,100	$576,971	$227,129	39.37%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,851,682	—	2,851,682	NA
Held-to-maturity securities, at amortized cost	9,326,443	9,707,783	(381,340)	(3.93)

Total long-term securities	12,982,225	10,284,754	2,697,471	26.23

Grantor trusts [2]	10,187	13,187	(3,000)	(22.75)
Certificates of deposit [1]	1,203,000	10,300,200	(9,097,200)	(88.32)
Federal funds sold	—	4,381,000	(4,381,000)	(100.00)

Total investments	$14,195,412	$24,979,141	$(10,783,729)	(43.17)%

[1]	Classified as held-to-maturity securities, at amortized cost

[2]	Classified as available-for-sale securities, at fair value represent investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts
Investment rating
External ratings and the changes in a security’s external rating are factors in the FHLBNY’s assessment of impairment; a rating or a rating change alone is not necessarily indicative of impairment or absence of impairment.
Mortgage-backed securities – At December 31, 2008, all MBS classified as available-for-sale were rated triple-A by a Nationally Recognized Statistical Rating Organization (“NRSRO”). All available-for-sale securities were securities issued by Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp (“Freddie Mac”). Fannie Mae and Freddie Mac and government agency issued securities made up 81.3% of MBS classified as held-to-maturity. Triple-A rated MBS classified as HTM aggregated $8.7 billion, or 93.4% of MBS classified as held-to-maturity. Double-A rated securities were $229.7 million, or 2.5%; the remaining securities were rated at least a triple-BBB. At December 31, 2007, all MBS were rated triple-A.

State and local housing finance agency bonds – At December 31, 2008 the percentage of state and housing finance agency bonds that were rated triple-A was 9.3%. Double-A rated securities were $673.0 million, or 83.7%. The remaining securities were rated triple-B. At December 31, 2007, 47.0% were rated Triple-A and the remaining securities were rated double-A.
Short-term instruments – At December 31, 2008, substantially all short-term investments were to financial institutions that were rated single — A, or better.
The following tables contain information about credit ratings of the Bank’s investments in held-to-maturity and available-for-sale securities (“AFS”) at December 31, 2008 and 2007 (in thousands):
External ratings — Held-to-maturity securities — December 31, 2008:

		NRSRO Ratings- December 31, 2008
Issued, guaranteed or insured by:	Amount	AAA	AA	A	BBB
Pools of Mortgages
Fannie Mae	$1,400,058	$1,400,058	$—	$—	$—
Freddie Mac	422,088	422,088	—	—	—

Total pools of mortgages	1,822,146	1,822,146	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,032,050	2,032,050	—	—	—
Freddie Mac	3,722,840	3,722,840	—	—	—
Ginnie Mae	6,325	6,325	—	—	—

Total CMOs/REMICs	5,761,215	5,761,215	—	—	—

Non-GSE MBS
CMOs/REMICs	609,908	509,056	—	62,401	38,451
Commercial mortgage-backed securities	266,994	266,994	—	—	—

Total non-federal-agency MBS	876,902	776,050	—	62,401	38,451

Asset-Backed Securities
Manufactured housing (insured)*	229,714	—	229,714	—	—
Home equity loans (insured)*	376,587	86,662	—	130,277	159,648
Home equity loans (uninsured)	259,879	259,879	—	—	—

Total asset-backed securities	866,180	346,541	229,714	130,277	159,648

Total mortgage-backed securities	$9,326,443	$8,705,952	$229,714	$192,678	$198,099

Other
State and local housing finance agency obligations	$804,100	$74,881	$672,999	$—	$56,220
Certificates of deposit	1,203,000	—	628,000	575,000	—

Total other	$2,007,100	$74,881	$1,300,999	$575,000	$56,220

*	Securities are insured as part of the deal structure. In addition, 5 securities with amortized cost of $314.8 million at December 31, 2008 were re-insured with a wrap over the performance of the security by monoline insurers.

External ratings — Held-to-maturity securities — December 31, 2007:

		NRSRO Ratings- December 31, 2007
Issued, guaranteed or insured by:	Amount	AAA	AA	A
Pools of Mortgages
Fannie Mae	$1,588,563	$1,588,563	$—	$—
Freddie Mac	488,237	488,237	—	—

Total pools of mortgages	2,076,800	2,076,800	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,548,318	1,548,318	—	—
Freddie Mac	3,204,550	3,204,550	—	—
Ginnie Mae	7,482	7,482	—	—

Total CMOs/REMICs	4,760,350	4,760,350	—	—

Non-GSE MBS
CMOs/REMICs	729,331	729,331	—	—
Commercial mortgage-backed securities	1,087,713	1,087,713	—	—

Total non-federal-agency MBS	1,817,044	1,817,044	—	—

Asset-Backed Securities
Manufactured housing (insured)	260,972	260,972	—	—
Home equity loans (insured)	457,294	457,294	—	—
Home equity loans (uninsured)	335,323	335,323	—	—

Total asset-backed securities	1,053,589	1,053,589	—	—

Total mortgage-backed securities	$9,707,783	$9,707,783	$—	$—

Other
State and local housing finance agency obligations	$576,971	$271,253	$305,718	$—
Certificates of deposit	10,300,200	—	6,988,100	3,312,100
Federal funds sold	4,381,000	—	3,726,000	655,000

Total other	$15,258,171	$271,253	$11,019,818	$3,967,100

External ratings — Available-for-sale securities — December 31, 2008:

NRSRO Ratings- December 31, 2008
Issued, guaranteed or insured by:	Amount	AAA	AA	A
Pools of Mortgages
Fannie Mae	$1,854,988	$1,854,988	$—	$—
Freddie Mac	996,694	996,694	—

Total pools of mortgages	2,851,682	2,851,682	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	—	—	—	—
Freddie Mac	—	—	—	—
Ginnie Mae	—	—	—	—

Total CMOs/REMICs	—	—	—	—

Non-GSE MBS
CMOs/REMICs	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—

Total non-federal-agency MBS	—	—	—	—

Asset-Backed Securities
Manufactured housing (insured)	—	—	—	—
Home equity loans (insured)	—	—	—	—
Home equity loans (uninsured)	—	—	—	—

Total asset-backed securities	—	—	—	—

Total mortgage-backed securities	$2,851,682	$2,851,682	$—	$—

The Bank had no MBS designated as available-for-sale at December 31, 2007.

Fannie Mae and Freddie Mac Securities
The FHLBNY’s mortgage-backed securities were predominantly issued by Fannie Mae and Freddie Mac.
The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. Additionally, in September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, with the Finance Agency named as conservator, who will manage Fannie Mae and Freddie Mac in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market.
Available-for-sale securities - All $2.9 billion of MBS outstanding at December 31, 2008 and designated as AFS were issued by Fannie Mae and Freddie Mac.
Held-to-maturity securities comprised of 81.3% of MBS also issued by Fannie Mae, Freddie Mac and a government agency. The following table summarizes the amortized cost of mortgage-backed securities classified as held-to-maturity securities by issuer (dollars in thousands):

	December 31,	Percentage	December 31,	Percentage
	2008	of total	2007	of total

U.S. government sponsored enterprise residential mortgage-backed securities	$7,577,036	81.24%	$6,829,668	70.35%
U.S. agency residential mortgage-backed securities	6,325	0.07	7,482	0.08
Private-label issued securities backed by home equity loans	636,466	6.83	752,808	7.76
Private-label issued residential mortgage-backed securities	609,908	6.54	769,140	7.92
Private-label issued commercial mortgage-backed securities	266,994	2.86	1,087,713	11.20
Private-label issued securities backed by manufactured housing loans	229,714	2.46	260,972	2.69

Total Held-to-maturity securities — MBS	$9,326,443	100.00%	$9,707,783	100.00%

Non-agency Private label mortgage- and- asset-backed securities
The Bank also held $1.7 billion of MBS that were privately issued. The securities included commercial mortgage-and asset-backed securities, and mortgage pass-throughs and Real Estate Mortgage Investment conduit bonds, and securities collateralized by manufactured housing loans. All private label MBS are classified as held-to-maturity.
The following table summarizes private-label mortgage- and asset-backed securities by fixed- or variable-rate coupon types (in thousands — Unpaid principal balances — UPB):

	December 31,
	2008			2007
		Variable			Variable
	Fixed Rate	Rate	Total	Fixed Rate	Rate	Total
Private-label MBS
Private-label RMBS
Prime	$596,430	$4,811	$601,241	$711,423	$6,312	$717,735
Alt-A	9,129	4,177	13,306	11,100	5,006	16,106
Subprime	—	—	—	—	—	—

Total PL RMBS	605,559	8,988	614,547	722,523	11,318	733,841

Private-label CMBS
Prime	266,860	—	266,860	1,083,978	—	1,083,978

Total PL CMBS	266,860	—	266,860	1,083,978	—	1,083,978

Home Equity Loans
Prime	—	—	—	—	—	—
Alt-A	—	—	—	—	—	—
Subprime	504,565	132,135	636,700	609,426	184,716	794,142

Total Home Equity Loans	504,565	132,135	636,700	609,426	184,716	794,142

Manufactured Housing Loans
Prime	—	—	—	—	—	—
Alt-A	—	—	—	—	—	—
Subprime	229,738	—	229,738	261,001	—	261,001

Total Manufactured Housing Loans	229,738	—	229,738	261,001	—	261,001

Total UPB of private-label MBS	$1,606,722	$141,123	$1,747,845	$2,676,928	$196,034	$2,872,962

Unpaid principal balance (UPB) is also known as the current amortized par amount of a mortgage-backed security.

The Bank’s private label MBS included certain residential mortgage-backed securities (“RMBS”) that were supported by loans with low FICO scores (FICO score of 660 or less) or high loan-to-value ratios (80% or greater at origination)(“High LTVs”).
The tables below present book and market values of private label RMBS supported by loans with low FICO scores and high LTVs, and impacted by the rating agency actions (in thousands):

	At December 31, 2008
			Low FICO		High LTVs
	Totals		RMBS		RMBS
	Book Value	Market Value	Book Value	Market Value	Book Value	Market Value
Securities downgraded in 2008
Securities under downgrade watch	$—	$—	$—	$—	$—	$—
Securities not under downgrade watch [1]	289,925	171,529	227,210	139,755	62,715	31,774

	289,925	171,529	227,210	139,755	62,715	31,774
Securities Stable
Securities under downgrade watch	1,556	1,127	1,556	1,127	—	—
Securities not under downgrade watch [1]	344,985	239,741	344,985	239,741	—	—

	346,541	240,868	346,541	240,868	—	—

Total	$636,466	$412,397	$573,751	$380,623	$62,715	$31,774

	At December 31, 2007
			Low FICO		High LTVs
	Totals		RMBS		RMBS
	Book Value	Market Value	Book Value	Market Value	Book Value	Market Value
Securities downgraded in 2007
Securities under downgrade watch	$86,790	$81,913	$50,787	$48,092	$36,003	$33,821
Securities not under downgrade watch	267,210	260,000	222,421	217,202	44,789	42,798

	354,000	341,913	273,208	265,294	80,792	76,619
Securities Stable
Securities under downgrade watch	—	—	—	—	—	—
Securities not downgrade watch	438,616	415,361	438,616	415,361	—	—

	438,616	415,361	438,616	415,361	—	—

Total	$792,616	$757,274	$711,824	$680,655	$80,792	$76,619

At January 31, 2009
			Low FICO		High LTVs
	Totals		RMBS		RMBS
	Book Value	Market Value	Book Value	Market Value	Book Value	Market Value
Securities downgraded in 2009
Securities under downgrade watch	$—	$—	$—	$—	$—	$—
Securities not under downgrade watch	—	—	—	—	—	—

	—	—	—	—	—	—

Securities Stable
Securities under downgrade watch	—	—	—	—	—	—
Securities not under downgrade watch	629,861	383,769	567,901	353,277	61,960	30,492

	629,861	383,769	567,901	353,277	61,960	30,492

Total	$629,861	$383,769	$567,901	$353,277	$61,960	$30,492

The table below external ratings of private label RMBS supported by loans with low FICO scores and high LTVs (in thousands):

	December 31, 2008		December 31, 2007
	Book	Estimated Fair	Book	Estimated Fair
	Value	Value	Value	Value

AAA-rated	$344,985	$239,741	$705,827	$675,360
AAA-rated-negative watch	1,556	1,127	86,789	81,914
A-rated	130,277	79,300	—	—
BBB-rated	159,648	92,229	—	—

Total	$636,466	$412,397	$792,616	$757,274

Impairment Analysis
Determining whether a decline in fair value is other -than-temporarily impaired requires significant judgment. The FHLBNY evaluates its individual held-to-maturity investments in private label issued mortgage-and- asset backed securities for other-than-temporary impairment on a quarterly basis. As part of this process, the FHLBNY considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. To determine which individual securities are at risk for other-than-temporary impairment, the FHLBNY considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the debt securities; the underlying type of collateral; the year of securitization or vintage, the duration and level of the unrealized loss; any credit enhancements or insurance; and certain other collateral-related characteristics such as FICO credit scores, and delinquency rates. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment, and, if insured, the financial strength of the “monoline insurers” where the security relies on the insurer for support either currently or potentially in future periods. In determining insurer support, the FHLBNY considers the contractual terms of the insurance guarantee, and if the security is determined to rely on insurance protection for cash flow deficiency either currently or in the future, the financial strength of monoline insurers. The FHLBNY’s analysis also considers that credit protection under the terms of the agreement travels with the security.
Industry analysis of delinquency performance of mortgage-backed securities indicates that loans supporting securities issued in 2005, 2006 and 2007 are exhibiting significantly higher delinquency rates than those supporting securities issued in earlier years. The FHLBNY believes the year of issuance or origination (vintage) of the collateral supporting MBS is an important factor in projecting cash flow performance and assessing their credit performance. The Bank’s private label issued MBS (“PLMBS”) are relatively seasoned securities. At December 31, 2008, the unpaid principal balances of securities issued in 2005 and 2006 aggregated $212.2 million, representing 12.1% of private label MBS. These securities were residential mortgage-backed securities collateralized by loans to prime borrowers and performing. All other PLMBS were issued prior in 2004 or earlier. All securities deemed to be “at risk” of other-than-temporary impairment were issued prior to 2004.

The following table summarizes PLMBS stratified by year of securitization, and the unpaid principal balance as a percentage of fair value (dollars in thousands):

	December 31, 2008			December 31, 2007
			% of			% of
	Fair Value	UPB	UPB	Fair Value	UPB	UPB
By Year of Securitization
RMBS
Prime
2006	$80,308	$101,843	78.85%	$128,813	$129,573	99.41%
2005	102,839	110,334	93.21	127,906	130,457	98.04
2004	159,810	168,166	95.03	193,405	198,577	97.40
2003 and earlier	212,596	220,898	96.24	251,244	259,128	96.96

Total of RMBS Prime	555,553	601,241	92.40	701,368	717,735	97.72

Alt-A
2003 and earlier	11,648	13,306	87.54	16,095	16,106	99.94

Total of RMBS	567,201	614,547	92.30	717,463	733,841	97.77

CMBS
Prime
2003 and earlier	267,016	266,860	100.06	1,093,383	1,083,978	100.87

HEL
Subprime
2003 and earlier	412,397	636,700	64.77	758,516	794,142	95.51

Manufactured Housing Loans
Subprime
2003 and earlier	154,296	229,738	67.16	260,522	261,001	99.82

Total of all Private-label MBS	$1,400,910	$1,747,845	80.15%	$2,829,884	$2,872,962	98.50%

The following table presents additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating at December 31, 2008 (in thousands):

	Unpaid Principal Balance
							Gross
	Ratings					Amortized	Unrealized
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Cost	(Losses)	Fair Value [1]
RMBS
Prime
2006	$101,843	$—	$—	$62,968	$38,874	$100,851	$(20,544)	$80,308
2005	110,334	110,334	—	—	—	108,254	(5,415)	102,839
2004	168,166	168,166	—	—	—	168,173	(8,363)	159,810
2003 and earlier	220,898	220,898	—	—	—	219,318	(6,722)	212,596

Total RMBS Prime	601,241	499,398	—	62,968	38,874	596,596	(41,044)	555,553

Alt-A
2003 and earlier	13,306	13,306	—	—	—	13,310	(1,662)	11,648

Total RMBS	614,547	512,704	—	62,968	38,874	609,906	(42,706)	567,201

CMBS
Prime
2003 and earlier	266,860	266,860	—	—	—	266,994	(127)	267,016

HEL
Subprime
2003 and earlier	636,700	346,631	—	130,404	159,665	636,466	(224,069)	412,397

Manufactured Housing Loans
Subprime
2003 and earlier	229,738	—	229,738	—	—	229,714	(75,418)	154,296

Total Private-label MBS	$1,747,845	$1,126,195	$229,738	$193,372	$198,539	$1,743,080	$(342,320)	$1,400,910

[1]	Fair value includes both gains and losses.

Weighted-average market price offers an analysis of unrealized loss percentage; a comparison of the weighted-average credit support to weighted-average collateral delinquency percentage is another indicator of the credit support available to absorb potential cash flow shortfalls.

	December 31, 2008
		Original
		Weighted-	Weighted-	Minimum
	Weighted-	Average	Average	Current	Weighted- Average
	Average Market	Credit	Credit	Credit	Collateral
Private-label MBS	Price [1]	Support %	Support %	Support %	Delinquency %
RMBS
Prime
2006	78.85	3.71%	4.56%	2.48%	0.86%
2005	93.21	2.68	3.26	1.23	1.00
2004	95.03	2.05	2.86	1.79	0.40
2003 and earlier	96.24	1.21	2.17	1.77	0.27

Total RMBS Prime	92.40	2.14	2.97	1.77	0.54

Alt-A
2003 and earlier	87.54	10.22	31.60	8.50	10.56

Total RMBS	92.30	2.31	3.59	1.77	0.76

CMBS
Prime
2003 and earlier	100.06	26.69	38.73	33.93	0.00

HEL
Subprime
2003 and earlier	64.77	58.31	65.66	24.47	12.53

Manufactured Housing Loans
Subprime
2003 and earlier	67.16	58.26	55.99	15.12	1.88

Total Private-label MBS	80.15	33.79%	38.45%	1.77%	5.08%

[1]	Represents weighted-average market price based on par equaling $100.00. Combined weighted-average collateral delinquency rates is calculated based on UPB amount.
Definitions:
Original Weighted-Average Credit Support % represents the arithmetic mean of a cohort of securities by vintage; credit support is defined as the credit protection level at the time the mortgage-backed securities closed. Support is expressed as a percentage of the sum of: subordinate bonds, reserve funds, guarantees, overcollateralization, divided by the original collateral balance.
Weighted-Average Credit Support % represents the arithmetic mean of a cohort of securities by vintage; credit support is defined as the credit protection level as of the mortgage-backed securities most current payment date. Support is expressed as a percentage of the sum of: subordinate bonds, reserve funds, guarantees, overcollateralization, divided by the most current unpaid collateral balance.
Minimum Current Credit Support % represents the current credit enhancement of the security with the lowest credit support in the vintage cohort.
Weighted-average collateral delinquency % represents the arithmetic mean of a cohort of securities by vintage: collateral delinquency is defined as the sum of the unpaid principal balance of loans underlying the mortgage-backed security where the borrower is 60 or more days past due, or in bankruptcy proceedings, or the loan is in foreclosure, or has become real estate owned divided by the aggregate unpaid collateral balance.

External ratings are just one factor that is considered in analyzing if a security is other-than-temporarily impaired. The table below compares delinquency percentage across security types, ratings and unrealized losses of PLMBS. (dollars in thousands):

	December 31, 2008
			Weighted-Average
		Gross Unrealized	Collateral
	Amortized Cost	(Losses)	Delinquency %[1]
Private-label MBS
RMBS
Prime
Rated Triple A	$495,744	$(20,500)	0.48%
Rated Single A	62,401	(12,027)	0.76
Rated Triple B	38,451	(8,517)	1.01

Total of RMBS Prime	596,596	(41,044)	0.54

Alt-A
Rated Triple A	13,310	(1,662)	10.56

Total of RMBS	609,906	(42,706)	0.76

CMBS
Prime
Rated Triple A	266,994	(127)	—

HEL
Subprime
Rated Triple A	346,541	(105,673)	13.54
Rated Single A	130,277	(50,977)	5.68
Rated Triple B	159,648	(67,419)	15.96

Total of HEL Subprime	636,466	(224,069)	12.53

Manufactured Housing Loans
Subprime
Rated Double A	229,714	(75,418)	1.88

Grand Total	$1,743,080	$(342,320)	5.08%

[1]	Weighted-average collateral delinquency rate is determined based on the underlying loans that are 60 days or more past due. The reported delinquency percentage represents weighted-average based on the dollar amounts of the individual securities in the category and their respective delinquencies. Combined weighted-average collateral delinquency rates is calculated based on UPB amount.

Monoline Insurers — Non-agency issued PLMBS.
PLMBS with an amortized cost basis of $615.4 million, or 35% of all private-label MBS, were either insured at the time of issuance or subsequently insured as “wraps” from a “monoline insurer”. The table below presents insurance coverage by monoline insurer and unrealized losses at December 31, 2008. (in thousands):

	Total		AMBAC Assurance Corp		Financial Security Assurance, Inc		MBIA Insurance Corp
	Total	Total
	Monoline	Gross	Monoline	Gross	Monoline	Gross	Monoline	Gross
	Insurance	Unrealized	Insurance	Unrealized	Insurance	Unrealized	Insurance	Unrealized
	Coverage	Losses	Coverage	Losses	Coverage	Losses	Coverage	Losses
By Year of Securitization
HEL
Subprime
2003 and earlier	$376,587	$(144,957)	$248,880	$(102,319)	$86,662	$(26,561)	$41,045	$(16,077)

CMBS
Prime
2003 and earlier	9,078	(100)	—	—	—	—	9,078	(100)

Subtotal	385,665	(145,057)	248,880	(102,319)	86,662	(26,561)	50,123	(16,177)

Manufactured Housing Loans	229,714	(75,418)	—	—	229,714	(75,418)	—	—

Total	$615,379	$(220,475)	$248,880	$(102,319)	$316,376	$(101,979)	$50,123	$(16,177)

Additional insurance information is presented in the tables below summarizing the numbers of securities insured, the break out between those insured at issuance and insurance purchased by the Bank subsequent to issuance. (dollars in thousands):

	Mortgage-backed securities insurance coverage
	December 31, 2008
	Number of	Security	Amortized	Market
	securities	class	cost	value

Bank purchased insurance (WRAP)
MBIA	1	CMBS	$9,078	$8,978
FSA	2	RMBS	75,994	51,805
FSA	2	Manufactured Housing Bonds	229,713	154,296

	5		314,785	215,079

Insured at issuance
MBIA	3	RMBS	41,045	24,969
AMBAC	13	RMBS	248,880	146,561
FSA	1	RMBS	10,668	8,295

	17		300,593	179,825

Total	22		$615,378	$394,904

	Mortgage-backed securities insurance coverage
	December 31, 2007
	Number of	Security	Amortized	Market
	securities	class	cost	value

Bank purchased insurance (WRAP)
MBIA	3	CMBS	$177,450	$176,780
FSA	2	RMBS	83,413	78,315
FSA	2	Manufactured Housing Bonds	260,972	260,522

	7		521,835	515,617

Insured at issuance
MBIA	3	RMBS	47,453	45,045
AMBAC	13	RMBS	306,547	296,868
FSA	2	RMBS	19,881	19,795

	18		373,881	361,708

Total	25		$895,716	$877,325

Certain housing finance agency bonds were covered by insurance policies underwritten by FSA, Ambac, MBIA and others (dollars in thousands).

	Housing Finance Agency bond insurance coverage
	December 31, 2008
	Number of	Amortized	Market
	securities	cost	value

Insured at issuance
AMBAC	1	$40,000	$33,008
FSA	6	82,115	77,345
MBIA	3	89,756	68,321
All Others	26	592,229	584,486

Total	36	$804,100	$763,160

	Housing Finance Agency bond insurance coverage
	December 31, 2007
	Number of	Amortized	Market
	securities	cost	value

Insured at issuance
AMBAC	1	$40,000	$40,000
FSA	6	83,420	87,115
MBIA	3	121,588	121,633
All Others	23	331,963	337,803

Total	33	$576,971	$586,551

Monoline external ratings — Rating information of monoline insurers at December 31, 2008 are presented below. MBIA was downgraded on February 17, 2009 to single-B.

	Moody’s		S&P		Fitch
	Credit Rating	Outlook	Credit Rating	Outlook	Credit Rating	Outlook
AMBAC Assurance Corporation	Baa1	Developing	A	Negative	Not Rated	Not Rated
Financial Security Assurance, Inc.	Aa3	Stable	AAA	Negative	AAA	Negative
MBIA Insurance Corporation	Baa1	Developing	AA	Negative	Not Rated	Not Rated
Fannie Mae/Freddie Mac	Aaa	Stable	AAA	Negative	AAA	Stable
MBIA was reorganized and its insurance arm which provides bond insurance was downgraded on February 17, 2008 to single-B. Ratings downgrade of MBIA and other insurers imply an increased risk that the insurers will fail to fulfill their obligations to reimburse the FHLBNY for claims under the terms of the insurance policies.
Impairment analysis and conclusions
Determining whether a decline in fair value is other-than-temporarily impaired requires significant judgment. The FHLBNY evaluates its individual held-to-maturity investment in private label issued mortgage-and- asset backed securities for other-than-temporary impairment on a quarterly basis. As part of this process, the FHLBNY considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. To determine which individual securities are at risk for other-than-temporary impairment, the FHLBNY considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the debt securities; the underlying type of collateral; the year of securitization or vintage, the duration and level of the unrealized loss; any credit enhancements or insurance for securities that were “wrapped” at inception; and certain other collateral-related characteristics such as FICO credit scores, and delinquency rates. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment, and, if insured, the financial strength of the “monoline insurers” where the security relies on the insurer for support either currently or potentially in future periods. In determining monoline insurer support, the Bank considers the contractual terms of the insurance guarantee, and whether the credit protection under the terms of the agreement travels with the security; and if the security is estimated to rely on insurance protection for cash flow deficiency either currently or in the future. The Bank’s analysis also considers that credit protection under the terms of the agreement travels with the security.
GSE issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac or a government agency by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities. Based on the Bank’s analysis, GSE and agency issued securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE and agency issued securities given the current levels of collateral and credit enhancements and guarantees that exist to protect the investments.

Non-agency PLMBS — The FHLBNY evaluated all 55 non-agency private label residential mortgage- backed securities in the portfolio by performing a security-level review. Commercial mortgage-backed securities were also reviewed at a security level. As a result of this security level review, the FHLBNY identified 21 residential mortgage-backed securities with weaker performance measures considered to be “at risk”. These securities were evaluated further by analyzing and estimating projected cash flows based on the structure of the security under certain assumptions, such as estimated default rates, loss severity and prepayment speeds, to determine whether the FHLBNY expects to receive the contractual cash flows when it is entitled. The Bank’s cash flow projections employed multiple scenarios for each of its significant assumptions — loss severity, default rates and prepayment assumption: (1) loan-level vectors (where available) generated by mortgage models that used projected home price assumptions under different interest-rate environment. (2) market-based statistical information from specific issuer and shelf-specific performance research sourced from private-label MBS dealers and investors; and (3) current trustee/servicer reports for each security.
Monoline support — Fourteen of the 21 securities considered to be “at risk” at December 31, 2008 are insured by Ambac and MBIA and the insurance is part of the credit protection considered in the Bank’s analysis of impairment. A description of the fourteen securities follows:
•	MBIA — Two securities, rated triple-B, with amortized cost of $37.6 million and fair value of $22.4 million are rated triple-B and insured by MBIA. MBIA’s insurance arm which provides bond insurance, was downgraded on February 17, 20089 to single-B. The Bank’s analysis at December 31, 2008 projected under various cash flow scenarios indicates that these securities would need support from MBIA to meet scheduled payments in the future.
•	Ambac — Three securities, rated single-A, with amortized cost of $91.1 million and fair value of $48.6 million, and nine securities, rated triple-B, with amortized cost of $122.2 million and fair value of $70.3 million are insured by Ambac, which is rated triple-B. Currently, Ambac is paying claims on three securities with amortized cost of $28.3 million and fair value of $17.9 million in order to meet current cash flow deficiency within the structure of the securities. The Bank’s analysis at December 31, 2008 projected under various cash flow scenarios indicates that these securities would need support from Ambac to meet scheduled payments in the future.
The monoline insurers have been subject to adverse ratings and financial performance in 2008. Ratings downgrade imply an increased risk that the insurer will fail to fulfill its obligations to reimburse the investor for claims under the insurance policies. The Bank has analyzed the going-concern basis of the monoline insurers and their financial strength to perform with respect to their contractual obligations for the securities owned by the FHLBNY, and has concluded that Ambac and MBIA can be relied upon based on the timing and amount of the potential claim payments on securities owned by the FHLBNY. The Bank will continue to closely monitor the viability of the monoline insurers on an on-going basis.
Conclusion — Due to the issuers’ continued satisfaction of their obligations under the contractual terms of the securities, the estimated performance of the underlying collateral, the evaluation of the fundamentals of the issuers’ financial condition, the estimated support from the monoline insurers under the contractual terms of insurance, and the FHLBNY’s consideration of its intent and ability to hold the securities for a period of time sufficient to allow for the anticipated recovery in the market value of the securities, the FHLBNY believes that these securities were not other-than-temporarily impaired as of December 31, 2008 and 2007. However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market and spreads return to levels that reflect underlying credit characteristics, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the presumption of the ability of monoline insurers to support the insured securities identified at December 31, 2008 as dependent on insurance is negatively impacted by the insurers’ future financial performance, it would be likely that other-than-temporary impairment may occur in future periods.

Mortgage Loans
The following table summarizes Mortgage Partnership Finance Loans (“MPF” or “Mortgage Partnership Finance program”) by loss layer structure product types (in thousands):

	December 31,
	2008	2007	2006

Original MPF	$197,516	$153,939	$141,027
MPF 100	36,838	40,532	45,731
MPF 125	467,479	433,864	444,122
MPF 125 Plus	742,523	847,091	830,744
Other	10,991	8,359	10,643

Total MPF Loans *	$1,455,347	$1,483,785	$1,472,267

*	Par amount of total mortgage loan held-for-portfolio includes CMA, par amount at December 31, 2008 was $4.0 million.
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
Federal Housing Administration/Veteran Administration Insured Loans — The Participating Financial Institution provides and maintains (“FHA/VA”) insurance for FHA/VA mortgage loans; the Participating Financial Institution is responsible for compliance with all FHA/VA requirements and for obtaining the benefit of the FHA/VA insurance or the insurance with respect to defaulted mortgage loans.

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
Mortgage loans — Past due
In the FHLBNY’s outstanding mortgage loans held-for-portfolio, non-performing loans and loans 90 days or more past due and accruing interest were as follows (in thousands):

	December 31,
	2008	2007

Mortgage loans, net of provisions for credit losses	$1,457,885	$1,491,628

Non-performing mortgage loans held-for-portfolio	$4,792	$4,179

Mortgage loans past due 90 days or more and still accruing interest	$507	$384

Mortgage loans — Non-performing
The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Years ended December 31,
	2008	2007

Interest contractually due	$168	$137
Interest actually received	146	112

Shortfall	$22	$25

Interest reported as income [1]	$—	$—

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.
Non-performing mortgage loans were conventional mortgage loans that were placed on non-accrual/non-performing status when the collection of the contractual principal or interest from the borrower was 90 days or more past due. FHLBNY considers conventional loans (excluding Federal Housing Administration (“FHA”) and Veteran Administration (“VA”) insured loans) that are 90 days or more past due as non-accrual loans. Conventional loans in non-accrual status aggregated $4.8 million or 0.3% of the total MPF portfolio at December 31, 2008. At December 31, 2007 and 2006, conventional loans in non-accrual status were $4.2 million and $2.1 million, representing 0.3% of the MPF portfolio at those dates. FHA and VA insured loans aggregating $0.5 million, $0.4 million, and $0.9 million were past due 90 days or more at December 31, 2008, 2007 and 2006, respectively with interest still being accrued because of VA and FHA insurance. No loans were impaired at December 31, 2008, 2007 and 2006 other than the non-accrual loans.
Mortgage Loans — Allowance for Credit Losses
Roll-forward information with respect to allowances for credit losses was as follows (in thousands):

	Year ended December 31,
	2008	2007	2006

Beginning balance	$633	$593	$582

Charge-offs	21	—	(18)
Recoveries	(21)	—	18

Net charge-offs	—	—	—
Provision (Recovery) for credit losses on mortgage loans	773	40	11

Ending balance	$1,406	$633	$593

The First Loss Account memorializes the first tier of credit exposure of the FHLBNY. It is not an indication of inherent losses in the loan portfolio and is not a loan loss reserve. The FHLBNY is responsible for losses up to this “first loss level”. Losses beyond this layer are absorbed through credit enhancement provided by the member participating in the Mortgage Partnership Finance Program. All residual credit exposure is FHLBNY’s responsibility. In 2008 and 2007, no charge off was incurred and there were no foreclosures. In 2006, one conventional loan was foreclosed and the PFI took possession to and sold the property at a loss. The Bank incurred a loss of $18 thousand which represented the amount of residual loss for which the Bank was responsible under the “first loss layer.” Under the terms of the MPF Plus product type, the FHLBNY exercised its right to offset the loss from subsequent credit enhancement fees paid to the PFI.

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
For conventional MPF Loans in the years ended December 31, 2008, 2007 and 2006, the PFIs were required to repurchase 5, 10 and 3 loans for a total of $1.2 million, $1.9 million and $0.3 million in each of those years. The FHLBNY has not experienced any losses related to conventional MPF Loan repurchases by the PFI.
Mortgage Loans — Credit Risk
Through the MPF program, the FHLBNY invests in home mortgage loans originated by or through members or approved state and local housing finance agencies (“housing associates”). The FHLBNY purchases these mortgages loans under the Finance Agency’s Acquired Member Assets (“AMA”) regulation. These assets may include: whole loans eligible to secure advances (excluding mortgages above the conforming-loan limit); whole loans secured by manufactured housing; or bonds issued by housing associates.
In the MPF program, the FHLBNY purchases conventional mortgage loans from its participating members, referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans outstanding at December 31, 2008 and 2007 were $7.0 million and $8.4 million, representing 0.48% and 0.56%, of the remaining outstanding mortgage loans held-for-portfolio at December 31, 2008 and December 31, 2007.
The Bank performs periodic reviews of its portfolio to identify the potential for losses inherent in the portfolio and determine the likelihood of collection of the principal and interest. Mortgage loans that are past due and either classified under regulatory criteria (Sub-standard, doubtful or Loss), are separated from the aggregate pool, and evaluated separately for impairment. The FHLBNY bases its provision for credit losses on its estimate of probable credit losses inherent in the MPF portfolio by considering the private mortgage insurance and other credit enhancement features that accompany the MPF loans (but not the “First Loss Account”) to provide credit assurance to the FHLBNY. If adversely classified, or in non-accrual status, reserves for conventional mortgage loans, except FHA and VA insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses are fully reserved.
When a loan is foreclosed and the Bank takes possession of real estate, the Bank will charge to the loan loss reserve account any excess of the carrying value of the loan over the net realizable value of the foreclosed loan.
FHA and VA insured mortgage loans have minimal inherent credit risk; risk of such loans generally arises from servicers defaulting on their obligations. FHA and VA insured mortgage loans, if adversely classified, will have reserves established only in the event of a default of a PFI. Reserves are based on the estimated costs to recover any uninsured portion of the MPF loan.

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
The top five Participating Financial Institutions (PFI) and the outstanding MPF loan balances are listed below (dollars in thousands):

	December 31, 2008
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$743,853	51.25%
Astoria Federal Savings and Loan Association	264,516	18.23
Elmira Savings and Loan F.A.	80,241	5.53
Ocean First Bank	61,890	4.26
The Lyons National Bank	27,269	1.88
All Others	273,569	18.85

Total [1]	$1,451,338	100.00%

	December 31, 2007
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$848,759	57.20%
Astoria Federal Savings and Loan Association	257,609	17.36
Community Bank NA	109,059	7.35
Ocean First Bank	60,488	4.08
The Lyons National Bank	31,392	2.12
All Others	176,478	11.89

Total [1]	$1,483,785	100.00%

[1]	Totals do not include CMA loans.
Mortgage Loans — Potential Credit Losses
Par amount of conventional MPF loans outstanding were $1.4 billion, $1.5 billion, and $1.4 billion at December 31, 2008, 2007 and 2006. The par value of Federal Housing Administration and Veteran Administration insured loans outstanding were $7.0 million, $8.4 million, and $10.6 million at December 31, 2008, 2007 and 2006.

The FHLBNY and the Participating Financial Institution share the credit risks of the uninsured Mortgage Partnership Finance loans by structuring potential credit losses into layers. Collectability of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for Mortgage Partnership Finance loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. Credit losses are first absorbed by FHLBNY up to the level of the First Loss Account for which the maximum exposure were estimated to be $13.8 million, $12.9 million and $12.2 million at December 31, 2008, 2007 and 2006. For all MPF products, other than the MPF Original product, the FHLBNY is entitled to recover any “first losses” incurred from the member up to the amount of credit enhancement fees to be paid by the FHLBNY to the member. The member is responsible for the second loss layer. The member may also arrange for supplemental mortgage insurance (“SMI”) through a third party insurance provider as a credit support to cover the member’s second loss. The amounts that members were directly responsible in the second loss layer are estimated to be $14.3 million, $10.9 million, and $8.5 million at December 31, 2008, 2007 and 2006. The amounts of second loss covered through SMI support were an additional $19.0 million at December 31, 2008 and 2007, and $16.0 million at December 31, 2006. The FHLBNY is again responsible for any residual losses.
The following table provides roll-forward information with respect to the First Loss Account (in thousands):

	Years ended December 31,
	2008	2007	2006

Beginning balance	$12,947	$12,162	$11,319

Additions	839	785	843
Charge-offs	(21)	—	—
Recoveries	—	—	—

Ending balance	$13,765	$12,947	$12,162

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
Mortgage Loans — Credit Enhancement
The amount of the credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement becomes an obligation of the Participating Financial Institution. For taking on the credit enhancement obligation, the Participating Financial Institution receives a credit enhancement fee that is paid by the FHLBNY. For certain Mortgage Partnership Finance products, the credit enhancement fee is accrued and paid each month. For other Mortgage Partnership Finance products, the credit enhancement fee is accrued monthly and is paid monthly after the FHLBNY has accrued 12 months of credit enhancement fees. Credit enhancement fees charged against interest income from mortgage loans was $1.7 million in 2008, 2007 and 2006. The FHLBNY has not incurred any losses in any periods reported that were not fully recovered. Accordingly, no recoveries from credit enhancement fees paid were necessary other than inconsequential amounts in 2006.

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
As of December 31, 2008 and 2007, the FHLBNY held Mortgage Partnership Finance loans collateralized by real estate in 51 states and territories. At December 31, 2008, there was a concentration of loans (73.3% by number of loans and 69.8% by amounts outstanding) in New York State, which is to be expected since the largest two PFIs are located in New York. At December 31, 2007, there was a concentration of loans (71.8% by numbers of loans, and 68.4% by amounts outstanding) in New York State. At December 31, 2006, there was a concentration of loans (69.7% by numbers of loans, and 72.1% by amounts outstanding) in New York State.
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
Mortgage Loans — Allowance for Credit Losses
Management performs periodic reviews of its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. Mortgage loans that are classified either under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due are separated from the aggregate pool, and evaluated separately for impairment.
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
The FHLBNY also holds participation interest in residential and community development mortgage loans through its Community Mortgage Asset program. Acquisition of participations under the Community Mortgage Asset program was suspended indefinitely in November 2001, and the outstanding balance was down to $4.0 million at December 31, 2008 from $4.1 million at December 31, 2007. If adversely classified, Community Mortgage Asset loans will have additional reserves established based on the shortfall of the underlying estimated liquidation value of collateral to cover the remaining balance of the Community Mortgage Asset loan. Reserve values are calculated by subtracting the estimated liquidation value of the collateral (after sale value) from the current remaining balance of the Community Mortgage Asset Loan.

Credit Risk Exposure on MPF Loans — Mortgage insurer default risk
Credit risk on MPF loans is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFI’s credit enhancement protection, which may take the form of a contingent performance based credit enhancement fees as well as the credit enhancement amount. The credit enhancement amount is a direct liability of the PFI to pay credit losses; the PFI may also arrange with an insurer for a SMI policy insuring a portion of the credit losses. To the extent credit losses are not recoverable from PMI, the FHLBNY has potential credit exposure should the loan default and the PFI directly or indirectly is unable to recover credit losses.
The MPF Program uses certain mortgage insurance companies to provide both primary mortgage insurance (“PMI”) and supplemental mortgage insurance (“SMI”) for MPF loans. The FHLBNY is exposed to the performance of mortgage insurers to the extent PFI’s rely on insurer credit protection. Credit exposure is defined as the total of PMI and SMI coverage written by an mortgage insurer on MPF loans held by FHLBNY that are delinquent.
As of December 31, 2008, all mortgage insurance providers have had their external ratings for insurer financial strength downgraded below AA- by one or more NRSROs. If a mortgage insurer fails to fulfill its obligations, the FHLBNY may bear any remaining loss of the borrowers’ default on the related mortgage loans not covered by the PFI.
The FHLBNY has stopped accepting new loans under master commitments with SMI from mortgage insurers that no longer meet MPF insurer requirements. If an SMI provider is downgraded below an “AA-” rating under the MPF Plus product, the PFI has six months to either replace the SMI policy or provide its own undertaking; or it may forfeit its performance based CE Fees. If a PMI provider is downgraded, the FHLBNY may request the servicer to obtain replacement PMI coverage with a different provider. However, it is possible that replacement coverage may be unavailable or result in additional cost to the FHLBNY.

Derivative counterparty ratings
At December 31, 2008, the Bank had open derivatives positions with 14 external derivatives counterparties, of which six were rated double-A; seven rated single-A, and one rated triple-A. In addition to the practice of selecting highly-rated counterparties for such transactions, the FHLBNY has collateral and netting agreements with its derivatives counterparties. These practices tend to mitigate credit exposure. Despite these risk management practices, the unforeseen collapse of Lehman Brothers, an important derivative counterparty for the FHLBNY, resulted in a loss of $64.5 million primarily from the failure to recover a portion of $509.6 million in cash collateral pledged to Lehman Brothers.
Commitments, Contingencies and Off Balance Sheet Arrangements
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
Lending commitments include commitments to purchase and originate loans and commitments to fund unused lines of credit. Commitments to extend credits are conditional and have fixed expiration dates. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Such unused lines of credit to members totaled $19.0 billion at December 31, 2008. The FHLBNY evaluates creditworthiness on a case-by-case basis.
In connection with the Mortgage Partnership Finance program loan activities, the FHLBNY has commitments to purchase loans and to originate loans with the MPF 100 program. Commitments to purchase loans are considered derivative instruments and represent obligations on a mandatory delivery basis. Outstanding delivery commitments totaled $10.4 million and $1.4 million at December 31, 2008 and 2007; estimated fair values of the outstanding mandatory delivery commitment at December 31, 2008 and 2007 were de minimus.
In addition to the contractual obligations discussed above, the FHLBNY has contingent liabilities related to standby letters of credit. Standby letters of credit are conditional commitments issued by the FHLBNY to guarantee the performance of a member to a third party. The guarantees were for terms up to 15 years at December 31, 2008 and were fully collateralized. For each guarantee issued, if the member defaults on a payment to the third party, the FHLBNY would have to perform under the guarantee. Outstanding letters of credit totaled $908.6 million and $442.3 million at December 31, 2008 and 2007.
Off-balance sheet arrangements with respect to derivatives are discussed in detail in Note 18 — Derivatives and hedging activities.

The following table summarizes contractual obligations and other commitments as of December 31, 2008 (in thousands):

	December 31, 2008
	Payments due or expiration terms by period
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par [1]	$49,568,550	$21,492,250	$5,822,025	$4,071,350	$80,954,175
Mandatorily redeemable capital stock [1]	38,328	83,159	14,646	6,988	143,121
Premises (lease obligations)[2]	3,116	6,233	6,280	8,764	24,393

Total contractual obligations	49,609,994	21,581,642	5,842,951	4,087,102	81,121,689

Other commitments
Standby letters of credit	864,981	19,643	16,024	7,915	908,563
Unused lines of credit and other conditional commitments	19,008,345	—	—	—	19,008,345
Consolidated obligation bonds/discount notes traded not settled	706,501	—	—	—	706,501
Firm commitment-advances	40,000	—	—	—	40,000
Open delivery commitments (MPF)	10,395	—	—	—	10,395

Total other commitments	20,630,222	19,643	16,024	7,915	20,673,804

Total obligations and commitments	$70,240,216	$21,601,285	$5,858,975	$4,095,017	$101,795,493

[1]	Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures. Certain consolidated bonds are callable and if exercised by the Bank may result in a shorter duration than the contractual maturities.

[2]	Immaterial amount of commitment for equipment leases not included.

Consolidated obligations — Joint and several liability
Although the FHLBNY is primarily liable for those consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock from, any member or non-member stockholder until the Finance Agency approves the FHLBNY’s consolidated obligation payment plan or another remedy, and until the FHLBNY pays all the interest and principal currently due under all its consolidated obligations. The par amounts of the outstanding consolidated obligations of all 12 FHLBanks were $1,251.5 billion, $1,189.7 billion and $951.9 billion at December 31, 2008, 2007 and 2006.
The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Agency determines that the non-complying FHLBank is unable to make the payment, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks in proportion to each FHLBank’s participation in all consolidated obligations outstanding or on any other basis determined by the Finance Agency. As discussed more fully in Note 20 to the financial statements, the FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other” as amended by FSP No. FAS 133-1 and FIN 45-4. (“FIN 45”), FIN 45 would have required FHLBNY to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee and meets the scope exceptions in FIN 45. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2008 or December 31, 2007.
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
Despite its conservative philosophy, IRR does arise from a number of aspects of the FHLBNY’s portfolio. These include the embedded prepayment rights, refunding needs, rate resets between the FHLBNY’s short-term assets and liabilities, and basis risks arising from differences between the yield curves associated with the FHLBNY’s assets and its liabilities. To address these risks, the FHLBNY uses certain key IRR measures including re-pricing gaps, duration of equity (“DOE”), value at risk (“VaR”), net interest income (“NII”) at risk, key rate durations (“KRD”), and forecasted dividend rates.
Risk Measurements. The FHLBNY’s Risk Management Policy sets up a series of risk limits that the FHLBNY calculates on a regular basis. The risk limits are as follows:
•	The option-adjusted DOE is limited to a range of +/- four years in the rates unchanged case and to a range of +/- six years in the +/-200bps shock cases. Due to the low interest rate environment beginning in early 2008, the -200bps shocks were restricted during the latest quarter ends to -85bps for March 2008, -115bps for June 2008, -100bps for September 2008, and there was no downshock for December 2008. The DOE downshock limits were adjusted in those cases to +/-4.85 years in March, +/-5.18 years in June, and +/-5.00 years in September.
•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.
•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under both the +/-200bps shocks compared to the rates unchanged case.
•	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.
•	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-12 months.

The FHLBNY’s portfolio, including its derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure. The FHLBNY’s last five quarterly DOE results are shown in years in the table below (note that, due to the on-going low interest rate environment there was no downshock measurement performed in the fourth quarter):

	Base Case DOE	-200bps DOE	+200bps DOE
December 31, 2007	-0.59	-4.77	1.48
March 31, 2008	0.58	-2.95	3.48
June 30, 2008	0.87	-2.65	1.99
September 30, 2008	0.39	-2.51	1.66
December 31, 2008	-2.05	N/A	1.44
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

One Year Re-
pricing Gap
December 31, 2007	$3.671 Billion
March 31, 2008	$3.725 Billion
June 30, 2008	$3.017 Billion
September 30, 2008	$3.359 Billion
December 31, 2008	$9.764 Billion

The FHLBNY’s review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. The FHLBNY projects asset and liability volumes and spreads over a one-year horizon and then simulates expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the FHLBNY has too much exposure in its net interest income over the coming twelve month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of the FHLBNY’s expected net interest income under both +/-200bps shocks over the next twelve months is provided in the table below (note that, due to the on-going low interest rate environment there was no downshock measurement performed in the fourth quarter):

	Sensitivity in	Sensitivity in
	the -200bps	the +200bps
	Shock	Shock
December 31, 2007	-10.13%	3.45%
March 31, 2008	-9.98%	-9.42%
June 30, 2008	1.64%	-9.81%
September 30, 2008	3.18%	-5.91%
December 31, 2008	N/A	24.73%
Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes including optionality and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (note that, due to the on-going low interest rate environment there was no downshock measurement performed in the fourth quarter):

	Downshock	+200bps Change in
	Change in MVE	MVE
December 31, 2007	-6.51%	-1.77%
March 31, 2008	-0.97%	-5.11%
June 30, 2008	-0.57%	-3.41%
September 30, 2008	-0.72%	-2.50%
December 31, 2008	N/A	-0.43%
As noted, the potential declines under these shocks are within the FHLBNY’s limits of a maximum 10 percent.
In the fourth quarter, the Bank instituted a new quarterly risk limit regarding KRD. The KRD measures duration exposure to changes at the various points of the yield curve and estimates how much DOE would change by if the rate at that point on the curve was shocked by +/-100bps. The new limit states that the exposure to any of the term points must be between -12 months and +12 months. This limit is designed to ensure that the Bank’s asset or liability portfolios are not too concentrated at any term point unless matched with corresponding liabilities or assets, respectively. For December 31, 2008, the closest exposure to the limits was -9.4 months at the 7-year term point. Therefore, the Bank is in compliance with the new limit.

The following table displays the FHLBNY’s maturity/repricing gaps as of December 31, 2008 (in millions):

	Interest Rate Sensitivity
	December 31, 2008
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$18,298	$405	$404	$126	$259
MBS Investments	6,938	2,940	1,801	350	209
Adjustable-rate loans and advances	20,206	—	—	—	—

Net unswapped	45,442	3,345	2,206	475	468

Fixed-rate loans and advances	21,972	3,725	14,712	7,539	35,226
Swaps hedging advances	56,677	(2,842)	(11,801)	(6,864)	(35,170)

Net fixed-rate loans and advances	78,649	882	2,911	675	56
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$124,091	$4,227	$5,117	$1,151	$524

Interest-bearing liabilities:
Deposits	$1,497	$15	$—	$—	$—

Discount notes	43,981	2,348	—	—	—
Swapped discount notes	2,031	(2,031)	—	—	—

Net discount notes	46,012	318	—	—	—

Consolidated Obligation Bonds
FHLB bonds	36,367	16,153	19,613	5,405	3,441
Swaps hedging bonds	32,833	(14,640)	(13,571)	(3,178)	(1,445)

Net FHLB bonds	69,200	1,513	6,043	2,227	1,996

Total interest-bearing liabilities	$116,709	$1,846	$6,043	$2,227	$1,996

Post hedge gaps[1]:
Periodic gap	$7,382	$2,382	$(926)	$(1,076)	$(1,472)
Cumulative gaps	$7,382	$9,764	$8,837	$7,761	$6,289
Note: Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

The following tables display the FHLBNY’s maturity/repricing gaps as of December 31, 2007 (in millions):

	Interest Rate Sensitivity
	December 31, 2007
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$15,469	$130	$428	$312	$808
MBS Investments	1,446	1,332	3,109	1,814	2,007
Adjustable-rate loans and advances	19,813	—	—	—	—

Net unswapped	36,728	1,462	3,537	2,126	2,816

Fixed-rate loans and advances	11,364	3,476	10,188	6,767	28,985
Swaps hedging advances	45,017	(1,624)	(8,196)	(6,343)	(28,855)

Net fixed-rate loans and advances	56,382	1,852	1,992	424	130
Loans to other FHLBanks	55	—	—	—	—

Total interest-earning assets	$93,165	$3,314	$5,529	$2,550	$2,946

Interest-bearing liabilities:
Deposits	$1,644	$—	$—	$—	$—

Discount notes	34,234	557	—	—	—
Swapped discount notes	—	—	—	—	—

Net discount notes	34,234	557	—	—	—

Consolidated Obligation Bonds
FHLB bonds	26,215	17,407	13,242	5,022	4,180
Swaps hedging bonds	26,551	(13,801)	(7,946)	(2,760)	(2,045)

Net FHLB bonds	52,766	3,606	5,297	2,262	2,135

Total interest-bearing liabilities	$88,645	$4,163	$5,297	$2,262	$2,135

Post hedge gaps[1]:
Periodic gap	$4,520	$(849)	$232	$287	$811
Cumulative gaps	$4,520	$3,671	$3,903	$4,190	$5,001
Note: Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Operational Risk Management. Operational risk is the risk of loss resulting from the failures or inadequacies of internal processes, people, and systems, or resulting from external events. Operational risks include those arising from fraud, human error, computer system failures and a wide range of external events — from adverse weather to terrorist attacks. The management of these risks is the responsibility of the senior managers at the operating level. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the FHLBNY has developed an operational risk management framework, which evolves as warranted by circumstances and changing conditions. The FHLBNY’s Operational Risk Management framework defines the core governing principles for operational risk management and provides the framework to identify, control, monitor, measure, and report operational risks in a consistent manner across the FHLBNY.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAGE
Financial Statements

Management’s Assessment of Internal Control over Financial Reporting	177

Report of Independent Registered Public Accounting Firm	178

Statements of Condition as of December 31, 2008 and 2007	180

Statements of Income for the years ended December 31, 2008, 2007 and 2006	181

Statements of Capital for the years ended December 31, 2008, 2007 and 2006	182

Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	183

Notes to Financial Statements	185

Supplementary Data

Supplementary financial data for each full quarter within the two years ended December 31, 2008, are included in Item 6. SELECTED FINANCIAL DATA.	38

Federal Home Loan Bank of New York
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management of the Bank determined that as of December 31, 2008, the Bank’s internal control over financial reporting was effective based on those criteria.
PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm that audited the accompanying Financial Statements has also issued an audit report on the effectiveness of internal control over financial reporting. Their report, which expresses an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2008, appears on the following page.

Federal Home Loan Bank of New York
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the
Federal Home Loan Bank of New York:
In our opinion, the accompanying statements of condition and related statements of income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of New York (the “Bank”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December, 31 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Federal Home Loan Bank of New York
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
New York, New York
March 24, 2009

Federal Home Loan Bank of New York
Statements of Condition (in thousands, except par value)
As of December 31, 2008 and 2007

	December 31,
	2008	2007
Assets
Cash and due from banks (Notes 1 and 2)	$18,899	$7,909
Interest-bearing deposits (Note 3)	12,169,096	—
Federal funds sold	—	4,381,000
Available-for-sale securities, net of unrealized losses of $64,420 and $373 at December 31, 2008 and 2007 (Note 5)	2,861,869	13,187
Held-to-maturity securities (Note 4)
Long-term securities	10,130,543	10,284,754
Certificates of deposit	1,203,000	10,300,200
Advances (Note 6)	109,152,876	82,089,667
Mortgage loans held-for-portfolio, net of allowance for credit losses of $1,406 and $633 at December 31, 2008 and 2007 (Note 8)	1,457,885	1,491,628
Loans to other FHLBanks (Note 9)	—	55,000
Accrued interest receivable	492,856	562,323
Premises, software, and equipment	13,793	13,154
Derivative assets (Note 18)	20,236	28,978
Other assets	18,838	17,091

Total assets	$137,539,891	$109,244,891

Liabilities and capital

Liabilities
Deposits (Note 10)
Interest-bearing demand	$1,333,750	$1,586,039
Non-interest bearing demand	828	2,596
Term	117,400	16,900

Total deposits	1,451,978	1,605,535

Consolidated obligations, net (Note 12)
Bonds (Includes $998,942 at fair value under the fair value option at December 31, 2008)	82,256,705	66,325,817
Discount notes	46,329,906	34,791,570

Total consolidated obligations	128,586,611	101,117,387

Mandatorily redeemable capital stock (Notes 13 and 14)	143,121	238,596

Accrued interest payable	426,144	655,870
Affordable Housing Program (Notes 1 and 7)	122,449	119,052
Payable to REFCORP (Notes 1 and 7)	4,780	23,998
Derivative liabilities (Note 18)	861,660	673,342
Other liabilities	75,753	60,520

Total liabilities	131,672,496	104,494,300

Commitments and Contingencies (Notes 7, 12, 18 and 20)

Capital (Notes 1, 13 and 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 55,857 and 43,680 at December 31, 2008 and 2007	5,585,700	4,367,971
Unrestricted retained earnings	382,856	418,295
Accumulated other comprehensive income (loss) (Note 15)
Net unrealized loss on available-for-sale securities	(64,420)	(373)
Net unrealized loss on hedging activities	(30,191)	(30,215)
Employee supplemental retirement plans (Note 17)	(6,550)	(5,087)

Total capital	5,867,395	4,750,591

Total liabilities and capital	$137,539,891	$109,244,891

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Income (in thousands, except per share data)
Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Interest income
Advances (Note 6)	$3,030,799	$3,495,312	$3,302,174
Interest-bearing deposits (Note 3)	28,012	3,333	2,744
Federal funds sold	77,976	192,845	145,420
Available-for-sale securities (Note 5)	80,746	—	—
Held-to-maturity securities (Note 4)
Long-term securities	531,151	596,761	580,002
Certificates of deposit	232,300	408,308	297,742
Mortgage loans held-for-portfolio (Note 8)	77,862	78,937	76,111
Loans to other FHLBanks and other (Note 9)	33	9	54

Total interest income	4,058,879	4,775,505	4,404,247

Interest expense
Consolidated obligations-bonds (Note 12)	2,620,431	3,215,560	2,944,241
Consolidated obligations-discount notes (Note 12)	697,729	937,534	901,978
Deposits (Note 10)	36,193	106,777	81,442
Mandatorily redeemable capital stock (Note 13)	8,984	11,731	3,086
Cash collateral held and other borrowings (Notes 9 and 11)	1,044	4,516	3,382

Total interest expense	3,364,381	4,276,118	3,934,129

Net interest income before provision for credit losses	694,498	499,387	470,118

Provision for credit losses on mortgage loans	773	40	11

Net interest income after provision for credit losses	693,725	499,347	470,107

Other income (loss)
Service fees	3,357	3,324	3,368
Instruments held at fair value — Unrealized (losses)	(8,325)	—	—
Net realized and unrealized gain (loss) on derivatives and hedging activities (Notes 1 and 18)	(199,259)	18,356	9,676
Net realized gain from sale of available-for-sale and held-to maturity securities (Notes 4 and 5)	1,058	—	—
Provision for derivative counterparty credit losses (Notes 18 and 20)	(64,523)	—	—
Redemption of financial instruments and other (Notes 9 and 12)	233	(8,180)	(26,283)

Total other income (loss)	(267,459)	13,500	(13,239)

Other expenses
Operating	66,263	66,569	63,203
Finance Agency and Office of Finance	6,395	5,193	5,140

Total other expenses	72,658	71,762	68,343

Income before assessments	353,608	441,085	388,525

Affordable Housing Program (Notes 1 and 7)	29,783	37,204	32,031
REFCORP (Notes 1 and 7)	64,765	80,776	71,299

Total assessments	94,548	117,980	103,330

Net income	$259,060	$323,105	$285,195

Basic earnings per share (Note 16)	$5.26	$8.57	$7.63

Cash dividends paid per share	$6.55	$7.51	$5.59

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Capital (in thousands, except per share data)
Years Ended December 31, 2008, 2007, and 2006

				Accumulated
	Capital Stock[1]			Other		Total
	Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)

Balance, December 31, 2005	35,905	$3,590,454	$291,413	$3,513	$3,885,380

Proceeds from sale of capital stock	34,695	3,469,533	—	—	3,469,533
Redemption of capital stock	(32,829)	(3,282,884)	—	—	(3,282,884)
Shares reclassified to mandatorily redeemable capital stock	(2,308)	(230,850)	—	—	(230,850)
Adjustments to initially apply FASB Statement No. 158	—	—	—	(6,141)	(6,141)
Cash dividends ($5.59 per share) on capital stock	—	—	(207,920)	—	(207,920)
Net Income	—	—	285,195	—	285,195	$285,195
Net change in other comprehensive income:
Hedging activities	—	—	—	(10,115)	(10,115)	(10,115)
Additional minimum liability on Benefit Equalization Plan	—	—	—	2,195	2,195	2,195

						$277,275

Balance, December 31, 2006	35,463	$3,546,253	$368,688	$(10,548)	$3,904,393

Proceeds from sale of capital stock	32,535	$3,253,548	$—	$—	$3,253,548
Redemption of capital stock	(22,448)	(2,244,849)	—	—	(2,244,849)
Shares reclassified to mandatorily redeemable capital stock	(1,870)	(186,981)	—	—	(186,981)
Cash dividends ($7.51 per share) on capital stock	—	—	(273,498)	—	(273,498)
Net Income	—	—	323,105	—	323,105	$323,105
Net change in other comprehensive income:
Net unrealized loss on available-for-sale securities	—	—	—	(373)	(373)	(373)
Hedging activities	—	—	—	(25,452)	(25,452)	(25,452)
Additional minimum liability on pension plans	—	—	—	698	698	698

						$297,978

Balance, December 31, 2007	43,680	$4,367,971	$418,295	$(35,675)	$4,750,591

Proceeds from sale of capital stock	51,315	$5,131,525	$—	$—	$5,131,525
Redemption of capital stock	(38,490)	(3,849,038)	—	—	(3,849,038)
Shares reclassified to mandatorily redeemable capital stock	(648)	(64,758)	—	—	(64,758)
Cash dividends ($6.55 per share) on capital stock	—	—	(294,499)	—	(294,499)
Net Income	—	—	259,060	—	259,060	$259,060
Net change in other comprehensive income:
Net unrealized loss on available-for-sale securities	—	—	—	(64,047)	(64,047)	(64,047)
Hedging activities	—	—	—	24	24	24
Pension and postretirement benefits	—	—	—	(1,463)	(1,463)	(1,463)

						$193,574

Balance, December 31, 2008	55,857	$5,585,700	$382,856	$(101,161)	$5,867,395

[1]	Putable stock
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows – (in thousands)
Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Operating activities

Net Income	$259,060	$323,105	$285,195

Income before cumulative effects of changes in accounting principles	259,060	323,105	285,195

Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(78,409)	106,372	(53,162)
Concessions on consolidated obligations	8,772	12,810	13,293
Premises, software, and equipment	4,971	4,498	3,903
Provision for derivative counterparty credit losses	64,523	—	—
Provision for credit losses on mortgage loans	773	40	11
Net realized (gains) from sale of available-for-sale and held-to-maturity securities	(1,058)	—	—
Change in net fair value adjustments on derivatives and hedging activities	(386,416)	(6,387)	6,962
Change in fair value adjustments on financial instruments held at fair value	8,325	—	—
Net change in:
Accrued interest receivable	69,467	(156,200)	(28,870)
Derivative assets due to accrued interest	185,343	70,134	(311,266)
Derivative liabilities due to accrued interest	78,731	(7,538)	131,530
Other assets	(67,367)	(18)	(204)
Affordable Housing Program liability	3,397	17,155	10,894
Accrued interest payable	(222,109)	(79,345)	236,897
REFCORP liability	(19,218)	6,522	3,413
Other liabilities	3,813	(18,483)	13,681

Total adjustments	(346,462)	(50,440)	27,082

Net cash (used) provided by operating activities	(87,402)	272,665	312,277

Investing activities
Net change in:
Interest-bearing deposits	(15,609,066)	(396,400)	244,807
Federal funds sold	4,381,000	(720,000)	(736,000)
Deposits with other FHLBanks	(67)	(10)	223
Premises, software, and equipment	(5,610)	(6,545)	(3,752)
Held-to-maturity securities:
Long-term securities
Purchased	(2,284,435)	(1,080,245)	(4,000,314)
Repayments	2,334,966	2,044,987	2,310,782
In-substance maturities	102,390	—	—
Net change in certificates of deposit	9,097,200	(4,709,200)	2,863,000
Available-for-sale securities:
Purchased	(3,244,495)	(13,704)	—
Proceeds	335,314	—	—
Proceeds from sales	653	144	—
Advances:
Principal collected	596,335,124	397,682,249	580,751,936
Made	(619,122,796)	(419,285,033)	(578,047,900)
Mortgage loans held-for-portfolio:
Principal collected	170,272	165,262	167,003
Purchased and originated	(138,255)	(175,148)	(184,901)
Principal collected on other loans made	—	113	208
Loans to other FHLBanks
Loans made	(661,000)	(55,000)	(250,000)
Principal collected	716,000	—	250,000

Net cash (used) provided by investing activities	(27,592,805)	(26,548,530)	3,365,092

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows – (in thousands)
Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Financing activities
Net change in:
Deposits and other borrowings*	$328,165	$(766,373)	$(272,339)
Short-term loans from other FHLBanks:
Proceeds from loans	1,260,000	662,000	435,000
Payments for loans	(1,260,000)	(662,000)	(435,000)
Consolidated obligation bonds:
Proceeds from issuance	62,035,840	42,535,228	32,546,862
Payments for maturing and early retirement	(47,118,882)	(38,180,904)	(26,695,917)
Payments for transfers to other FHLBanks	—	(490,884)	(779,705)
Consolidated obligation discount notes:
Proceeds from issuance	686,114,086	441,178,795	592,280,096
Payments for maturing	(674,495,767)	(418,707,804)	(600,579,371)
Capital stock:
Proceeds from issuance	5,131,525	3,253,548	3,469,533
Payments for redemption	(3,849,038)	(2,244,849)	(3,282,884)
Redemption of Mandatorily redeemable capital stock	(160,233)	(58,335)	(138,988)
Cash dividends paid [1]	(294,499)	(273,498)	(207,920)

Net cash (used) provided by financing activities	27,691,197	26,244,924	(3,660,633)

Net increase (decrease) in cash and cash equivalents	10,990	(30,941)	16,736
Cash and cash equivalents at beginning of the period	7,909	38,850	22,114

Cash and cash equivalents at end of the period	$18,899	$7,909	$38,850

Supplemental disclosures:
Interest paid	$2,821,378	$3,419,404	$2,642,907
Affordable Housing Program payments [2]	$26,386	$20,050	$21,137
REFCORP payments	$83,983	$74,253	$67,885
Transfers of mortgage loans to real estate owned	$755	$356	$1

[1]	Does not include payments to holders of Mandatorily redeemable capital stock.

[2]	AHP payments = (beginning accrual — ending accrual) + AHP assessment for the year; payments represent funds released to the Affordable Housing Program.

*	Includes $450,393 of cash flows from derivatives.
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
The FHLBNY obtains its funds from several sources. A primary source is the issuance of FHLBank debt instruments, called consolidated obligations, to the public. The issuance and servicing of consolidated obligations are performed by the Office of Finance, a joint office of the FHLBanks. These debt instruments represent the joint and several obligations of all the FHLBanks. Additional sources of FHLBNY funding are member deposits and the issuance of capital stock. Deposits may be accepted from member financial institutions and federal instrumentalities.
Members of the cooperative must purchase FHLBNY stock according to regulatory requirements (See Note 14 — Capital for more information). The business of the cooperative is to provide liquidity for the members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, the Bank operates such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district. All members are required to purchase capital stock in the FHLBNY as a condition of membership. A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired an FHLBNY member. Because the Bank operates as a cooperative, the FHLBNY conducts business with related parties in the normal course of business and considers all members and non-member stockholders as related parties in addition to the other FHLBanks (See Note 9 — Related party transactions for more information about related parties and related party transactions).
The FHLBNY’s primary business is making collateralized advances to members and also the principal factor that impacts the financial condition of the FHLBNY.
As of July 30, 2008, the FHLBNY is supervised and regulated by the Federal Housing Finance Agency (“Finance Agency”), which is an independent agency in the executive branch of the U.S. government. With the passage of the “Housing and Economic Recovery Act of 2008” (“Housing Act”), the Finance Agency was established and became the new independent Federal regulator (the Regulator) of the FHLBanks, effective July 30, 2008. The Finance Board, the FHLBanks’ former regulator, was merged into the Finance Agency as of October 27, 2008. The Finance Board will be abolished one year after the date of enactment of the Housing Act. Finance Board regulations, orders, determinations and resolutions remain in effect until modified, terminated, set aside or superseded in accordance with law by the FHFA Director, a court of competent jurisdiction or by operation of the law.

Federal Home Loan Bank of New York
Notes to Financial Statements
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
The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:
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

Federal Home Loan Bank of New York
Notes to Financial Statements
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
At December 31, 2008, the FHLBNY measured and recorded fair values under the guidelines established by SFAS 157 in the Statements of Condition for the following assets and liabilities: derivative positions, available-for-sale securities, and certain consolidated obligation bonds that were designated and recorded at fair value under SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities” in the third quarter of 2008. A significant percentage of fixed-rate advances and consolidated obligation bonds are hedged to mitigate the risk of fair value changes as a result of changes in the interest rate environment and are typically accounted under SFAS 133 as qualifying as a fair value hedging relationships. When the FHLBNY deems that a hedge relationship under SFAS 133 is either not operationally practical or considers the hedge may not be effective, the FHLBNY may hedge certain advances and consolidated obligation bonds in economic hedges.
Fair Values of Derivative positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”) to mitigate fair value risks. In addition, the Bank records the fair value of an insignificant amount of mortgage-delivery commitments as derivatives, also under the provisions of SFAS 133. For additional information, see Note 18 – Derivatives and hedging activities.
Valuations of derivative assets and liabilities reflect the value of the instrument including the value associated with counterparty risk. With the issuance of SFAS 157, these values must take into account the FHLBNY’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to its derivative contracts. The computed fair values of the FHLBNY’s OTC derivatives takes into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. On a contract-by-contract basis, the collateral and netting arrangements sufficiently mitigated the impact of the credit differential between the FHLBNY and its counterparties to an immaterial level such that an adjustment for nonperformance risk was not deemed necessary. Fair values of the derivatives were computed using quantitative models and employed multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. These multiple market inputs were predominantly actively quoted and verifiable through external sources, including brokers and market transactions. As a result, model selection and inputs did not involve significant judgments.
As a result of pre-existing methodologies, the FHLBNY concluded no refinements were necessary at adoption of SFAS 157 on January 1, 2008, and adoption did not result in a transition adjustment and had no impact to the Bank’s retained earnings at January 1, 2008.
Fair Values of investments in available-for-sale securities — Changes in the values of available-for-sale securities are recorded in Accumulated other comprehensive income (loss), which is a component of members’ capital, with an offset to the recorded value of the investments in the Statements of Condition.

Federal Home Loan Bank of New York
Notes to Financial Statements
The predominant portion of the available-for-sale portfolio at December 31, 2008 was comprised of government-sponsored enterprise (“GSE”) issued collateralized mortgage obligations which were marketable. A small percentage consisted of investments in equity and bond mutual funds held by two grantor trusts owned by the FHLBNY. The unit prices, or the “Net asset values,” of the underlying mutual funds were available through publicly viewable web-sites and the units were marketable at recorded fair values. The recorded fair values of available-for-sale securities in the Statements of Condition at December 31, 2008 reflected the estimated price at which the positions could be sold.
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
See Note 19 — Fair Values of Financial Instruments — for additional disclosure with respect to the Levels associated with assets and liabilities recorded on the Bank’s Statements of Condition at December 31, 2008. Also see Note 19 – Fair Values of Financial Instruments for more information about fair values disclosures of financial instruments under the provisions of SFAS 107.
Adoption of SFAS 159 — Fair Value Option for Financial Assets and Financial Liabilities — On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159” or “FVO”). SFAS 159 creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. It requires entities to separately display on the face of the Statement of condition the fair value of those assets and liabilities for which the entity has chosen to use fair value. In the third quarter of 2008, the FHLBNY elected the FVO designation for certain consolidated obligation bonds which are hedged by interest rate swaps in an economic hedge of the changes in the fair values of the designated bonds. See Note 19 – Fair Values of Financial Instruments for more information.
Adoption of FSP FIN 39-1 — In April 2007, the FASB directed its Staff to issue FSP FIN 39-1, “Amendment of FASB Interpretation No. 39.” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts.” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. The Bank adopted FSP FIN 39-1 on January 1, 2008 and recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application on the Statements of Condition as of December 31, 2007. Previously, cash collateral of $396.4 million pledged to derivative counterparties were reported as an asset in Interest-bearing deposits; the amount is now a component of Derivative liabilities in the Statements of Condition. Previously, $41.3 million of cash collateral received by the Bank from derivative counterparties was recorded as a liability in Other borrowings; the amount is now a component of Derivative assets in the Statements of Condition. The reclassification and adoption had no impact on the Bank’s results of operations, financial condition or cash flows for the periods reported in this Form 10-K.

Federal Home Loan Bank of New York
Notes to Financial Statements
Significant Accounting Policies and Estimates
The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios, evaluating the impairment of the Bank’s securities portfolios, estimating the liabilities for pension liabilities, and estimating fair values of certain assets and liabilities.
The FHLBNY adopted SFAS 157 and SFAS 159 as of January 1, 2008, and these are discussed more fully in previous paragraphs of this section under Accounting Changes. At December 31, 2008, the FHLBNY recorded derivative assets and liabilities, available-for-sale assets, and certain consolidated obligation bonds in its Statements of Condition under the measurement standards of SFAS 157. SFAS 157 measurement standards were adopted in the fair value measurement of financial assets and liabilities disclosed under the provisions of SFAS 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”). See Estimated Fair values (SFAS 107) – Summary Tables for more information about fair values (Note 19 — Fair Values of Financial Instruments).
In the third quarter of 2008, the Bank elected certain fixed-rate, short-term consolidated obligation bonds to be accounted for under the FVO as these bonds presented the FHLBNY with an exposure to changes in their fair value resulting from changes in the full fair values of the bonds. In order to hedge this exposure, the FHLBNY entered into a pay floating-rate, receive fixed-rate swap. The Bank elected the fair value option for these bonds, as the Bank could not establish with certainty that the bonds would meet the expectations of on-going hedge effectiveness under the SFAS 133 hedging rules.
The fair value of financial assets and liabilities disclosed under the provisions of SFAS 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”) incorporate the SFAS 157 measurement standards. See Estimated Fair values (SFAS 107) — Summary Tables in Note 19 — Fair Values of Financial Instruments for more information.
Valuation of Financial Instruments
With the adoption of SFAS 157 as of January 1, 2008, the FHLBNY evaluated its pre-adoption valuation techniques for the measurement of the Bank’s over-the-counter derivative positions and available-for sale securities, both of which are carried at fair value in the Statements of Condition at December 31, 2008 and December 31, 2007, and concluded that the measurement methodologies met the requirements of SFAS 157. Fair values and the fair value hierarchy of the Bank’s derivative assets and liabilities, and the fair values of its available-for-sale portfolio are summarized in Note 19 — Fair Values of Financial Instruments.
SFAS 107 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Bank did not elect the fair value option. The fair values of the Bank’s financial instruments as disclosed in Note 19 — Fair Values of Financial Instruments (SFAS 107), complied with SFAS 157. Specifically, the Bank’s valuation techniques incorporated standards that required that the techniques utilize market observable or market corroborated inputs when available. Observable inputs reflect market data obtained from independent sources or those that can be directly corroborated to market sources, while unobservable inputs reflect the FHLBNY’s market assumptions.

Federal Home Loan Bank of New York
Notes to Financial Statements
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
Upon adoption of SFAS 157 on January 1, 2008, the FHLBNY implemented the fair value measurement provisions of SFAS 157 for all assets and liabilities recorded at fair value on its Statements of Condition. The adoption of SFAS 157 did not result in any material changes to valuation techniques previously utilized in calculating the fair values of its assets and liabilities under the disclosure provisions of SFAS 107, “Disclosures about Fair Value of Financial Instruments”. FHLBNY did not record a transition adjustment upon adoption of SFAS 157.
Valuation of Derivative positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities, or a forecasted transaction under the provisions of SFAS 133 to mitigate fair value risks. In addition, the Bank records the fair values of insignificant amounts of mortgage-delivery commitments as derivatives, also under the provisions of SFAS 133. For additional information, see Note 18 — Derivatives and hedging activities.
Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure and record the fair values of its derivative positions. The valuation technique is considered as an “Income approach” as defined in SFAS 157. Derivatives are valued using industry-standard option adjusted valuation models that utilize market inputs, which can be corroborated from widely accepted third-party sources. The Bank’s valuation model utilizes a modified Black-Karasinski model that assumes that rates are distributed log normally. The log-normal model precludes interest rates turning negative in the model computations. Significant market based and observable inputs into the valuation model include volatilities and interest rates. Derivative values are classified as Level 2 within the fair value hierarchy.
SFAS 157 clarified that the valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing. The Bank has collateral agreements with all of its derivative counterparties and vigorously enforces collateral exchanges at least on a weekly basis. The Bank and each of its derivative counterparties have collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. The Bank has concluded that these practices and agreements sufficiently mitigated the impact of the credit differential between the FHLBNY and counterparties to an immaterial level such that no adjustment for nonperformance risk was deemed necessary.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY employs control processes to validate the fair value of its financial instruments, including those derived from valuation models. These control processes are designed to ensure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to ensure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by specialists with relevant expertise who are independent from the trading desks or personnel who were involved in the design and selection of model inputs. Additionally, groups that are independent from the trading desk and personnel involved in the design and selection of model inputs participate in the review and validation of the fair values generated from the valuation model. The FHLBNY maintains an ongoing review of its valuation models and has a formal model validation policy in addition to procedures for the approval and control of data inputs.
Valuation of investments classified as Held-to-maturity and Available-for-sale — The FHLBNY used the valuation technique referred to as the “Market approach” under the provisions of SFAS 157 to estimate the fair values of its investment securities.
The predominant portion of the available-for-sale portfolio at December 31, 2008 was comprised of GSE issued collateralized mortgage obligations. A small percentage consisted of investments in two grantor trusts which held positions in equity and bond mutual funds. The unit prices, or the “Net asset values” of the underlying mutual funds were available through publicly viewable web-sites and the units were marketable at recorded fair values. The recorded fair values of available-for-sale securities in the Statement of condition at December 31, 2008 are an estimate of the price at which the positions could be sold.
The fair value of investment securities is estimated by management using information from specialized pricing services that use pricing models or quoted prices of securities with similar characteristics. The FHLBNY performs analyses to understand trends and changes in pricing. Inputs into the pricing models employed by pricing services for most of the Bank’s investments are considered market based and observable as Level 2 securities. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs in the models are based on new issue and secondary market transactions if securities that are traded in sufficient volumes in the secondary market. Available-for-sale securities are classified within Level 2 of the valuation hierarchy. The valuation of the Bank’s private-label securities that are all designated as held-to-maturity may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 inputs because the inputs may not be market based or observable.
A significant percentage of the Bank’s held-to-maturity securities was comprised of mortgage-backed securities issued by GSE or U.S. government agencies. At December 31, 2008, investments in “private label” securities made up a relatively small percentage of investments in mortgage-backed securities and these were rated triple-B or better, with the majority rated single-A or better. GSE and U.S. government issued MBS were rated triple-A (See Note 4 — Held-to-Maturity Securities for more information). The portfolio also included investments in bonds issued by state and local finance agencies which constitute a small percentage of the held-to-maturity portfolio. In summary, the fair values of held-to-maturity securities at December 31, 2008 as disclosed in Note 19 — Fair Values of Financial Instruments in the table titled Estimated Fair Values (SFAS 107) are an estimate of the price at which the positions could be sold.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY routinely performs a comparison analysis of pricing to understand pricing trends and to establish a means of validating changes in pricing from period-to-period. In addition, the Bank runs pricing through prepayment models to test the reasonability of pricing relative to changes in the implied prepayment options of the bonds. Separately, the Bank performs comprehensive credit analysis, including the analysis of underlying cash flows and collateral. The FHLBNY believes such methodologies — valuation comparison, review of changes in valuation parameters, and credit analysis — mitigate the effects of the credit crisis, which has tended to reduce the availability of certain observable market pricing or has caused the widening of the bid/offer spread of certain securities.
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
Under SFAS 115, changes in circumstances may cause the FHLBNY to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the FHLBNY that could not have been reasonably anticipated may cause the FHLBNY to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity. The Bank did not transfer or sell any held-to-maturity securities due to changes in circumstances in 2008, 2007 or 2006.
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
The FHLBNY classifies investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities is recorded in other comprehensive income as a net unrealized gain or loss on available-for-sale securities. If available-for-sale securities had been hedged (none at December 31, 2008 or 2007) under a SFAS 133 qualifying fair value hedge, the FHLBNY would record the portion of the change in value related to the risk being hedged in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities together with the related change in the fair value of the derivative, and would record the remainder of the change in other comprehensive income as a Net unrealized gain (loss) on available-for-sale securities. If available-for-sale securities had been hedged under a SFAS 133 qualifying cash flow hedge, the FHLBNY would record the effective portion of the change in value of the derivative related to the risk being hedged in other comprehensive income as a Net unrealized gain (loss) on hedging activities. The ineffective portion would be recorded in Other income (loss) and presented as a Net realized and unrealized gain (loss) on derivatives and hedging activities.

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
The FHLBNY regularly evaluates its investments for impairment and determines if unrealized losses are temporary based in part on the creditworthiness of the issuers and the underlying collateral as well as a determination of the FHLBNY’s intent to hold such securities through to recovery of the unrealized losses. If there is an other-than-temporary impairment in value of an investment, the decline in value is recognized as a loss and presented in the Statements of Income as a loss on securities in Other income (loss). The FHLBNY did not experience any other-than-temporary impairment in value of investments during 2008, 2007 or 2006.
Advances
The FHLBNY reports advances, net of unearned commitment fees and discounts on advances for the Affordable Housing Program (“AHP”), at amortized cost. The FHLBNY records interest on advances to income as earned using the level-yield method. Following the requirements of the Federal Home Loan Bank Act of 1932 (“FHLBank Act”), as amended, the FHLBNY obtains sufficient collateral on advances to protect it from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the FHLBNY, and other eligible real estate related assets. Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances. As Note 6- Advances more fully describes, community financial institutions (FDIC-insured institutions with assets of $625 million or less during 2008) are subject to more expanded statutory collateral rules for small business and agricultural loans. The FHLBNY has not incurred any credit losses on advances since its inception. Based upon the collateral held as security on the advances and repayment history, management of the FHLBNY believes that an allowance for credit losses on advances is unnecessary.
Prepayment Fees on advances
The FHLBNY charges a member a prepayment fee when the member prepays certain advances before the original maturity. The FHLBNY records prepayment fees net of SFAS 133 basis adjustments included in the book basis of the advance as interest income from advances. From time to time, the FHLBNY will enter into an agreement with a member to modify the terms of an existing advance. The FHLBNY evaluates whether the modified advance meets the accounting criteria to qualify as a modification of an existing advance or as a new advance in accordance with EITF Issue No. 01-7, “Creditor’s Accounting for a Modification or Exchange of Debt Instruments”, and SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”).

Federal Home Loan Bank of New York
Notes to Financial Statements
If the new advance qualifies as a modification of the existing hedged advance, the hedging fair value adjustments and the net prepayment fee on the prepaid advance are recorded in the carrying value of the modified advance and amortized over the life of the modified advance as interest income from advances.
For advances that are hedged and meet the hedge accounting requirements of SFAS 133, the FHLBNY terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the FHLBNY funds a new advance to a member concurrent with the prepayment of a previous advance to that member, the FHLBNY evaluates whether the new advance qualifies as a modification of the original advance. The evaluation includes analysis of (i) whether the effective yield on the new advance is at least equal to the effective yield for a comparable advance to a similar member that is not refinancing or restructuring and (ii) whether the modification of the original advance is more than minor. If the new advance qualifies as a modification of the original hedged advance, the fair value gains or losses of the advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized to interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria in accordance with SFAS 133, basis adjustments continue to be made after the modification, and subsequent value changes attributable to hedged risks are recorded in Other income (loss) as Net realized and unrealized gain (loss) on derivatives and hedging activities. If the FHLBNY determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance and the net prepayment fees are recorded as interest income from advances.
Mortgage Loans Held-for-portfolio
The FHLBNY participates in the Mortgage Partnership Finance program ® (“MPF”) by purchasing and originating conventional mortgage loans from its participating members, herein after referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans purchased were not a significant total of the outstanding mortgage loans held-for-portfolio at December 31, 2008. The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities. The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers. Collectability of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”), for which the maximum exposure is estimated to be $13.8 million and $12.9 million at December 31, 2008 and 2007. The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI. The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY or originates as an agent for the FHLBNY (only relates to MPF 100 product). For assuming this risk, PFIs receive monthly “credit enhancement fees” from the FHLBNY.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
Delivery commitment fees are charged to a PFI for extending the scheduled delivery period of the loans. Pair-off fees may be assessed and charged to PFI when the settlement of the delivery commitment (1) fails to occur, or (2) the principal amount of the loans purchased by the FHLBNY under a delivery commitment is not equal to the contract amount beyond established limits. Extension fees are received when a member requests to extend the period of the delivery commitment beyond the original stated maturity. Amounts were not significant for all periods reported.
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
Allowance for credit losses on mortgage loans. The Bank performs periodic reviews of its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the principal and interest. Mortgage loans, that are either classified under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due, are separated from the aggregate pool, and evaluated separately for impairment.
The allowance for credit losses on mortgage loans was $1.4 million and $633.0 thousand as of December 31, 2008 and 2007.
The Bank identifies inherent losses through analysis of the conventional loans (FHA and VA are insured loans, and excluded from the analysis) that are not adversely classified or past due. Reserves are based on the estimated costs to recover any portions of the MPF loans that are not FHA and VA insured. When a loan is foreclosed, the Bank will charge to the loan loss reserve account any excess of the carrying value of the loan over the net realizable value of the foreclosed loan.
If adversely classified, or on non-accrual status, reserves for conventional mortgage loans, except FHA and VA insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses are fully reserved. FHA and VA insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicers defaulting on their obligations. FHA and VA insured mortgage loans, if adversely classified, will have reserves established only in the event of a default of a PFI. Reserves are based on the estimated costs to recover any uninsured portion of the MPF loan.
The FHLBNY also holds participation interests in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program. Acquisition of participations under the CMA program was suspended indefinitely in November 2001, and outstanding balances were down to $4.0 million at December 31, 2008 compared to $4.1 million at December 31, 2007. If adversely classified, CMA loans will have additional reserves established based on the shortfall of the underlying estimated liquidation value of collateral to cover the remaining balance of the CMA loan. Reserve values are calculated by subtracting the estimated liquidation value of the collateral (after sale value) from the current remaining balance of the CMA loan.

Federal Home Loan Bank of New York
Notes to Financial Statements
Affordable Housing Program
The FHLBank Act requires each FHLBank to establish and fund an AHP (see Note 7 — Affordable Housing Program and REFCORP). The FHLBNY charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The FHLBNY also issues AHP advances at interest rates below the customary interest rates for non-subsidized advances. When the FHLBNY makes an AHP advance, the present value of the variation in the cash flow caused by the difference between the AHP advance interest rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability. It is then recorded as a discount on the AHP advance. The amount of such discounts recognized was inconsequential for all years reported. As an alternative, the FHLBNY has the authority to make the AHP subsidy available to members as a grant.
AHP assessment is based on a fixed percentage of income before assessments and before adjustment for dividends associated with mandatorily redeemable capital stock. Dividend payments are reported as interest expense under the accounting provisions of SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. If the FHLBNY incurs a loss for the entire year, no AHP assessment or assessment credit is due or accrued, as explained more fully in Note 7 – Affordable Housing program and REFCORP.
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
Derivatives
The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans outstanding at December 31, 2008, and purchased caps and floors if the counterparty defaults and the related collateral, if any, is of insufficient value to the FHLBNY.
Accounting for derivatives is addressed in Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively “SFAS 133”). All derivatives are recognized on the balance sheet at their estimated fair values, including accrued unpaid interest. Due to the application of FASB Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”), Derivative assets and Derivative liabilities reported on the Statements of Condition are net of cash collateral received from and pledged to derivative counterparties.

Federal Home Loan Bank of New York
Notes to Financial Statements
Each derivative is designated as one of the following:
(1)	a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value” hedge);
(2)	a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge);
(3)	a non-qualifying hedge of an asset or liability (“economic hedge”) for asset-liability management purposes; or
(4)	a non-qualifying hedge of another derivative (an “intermediation” hedge) that is offered as a product to members or used to offset other derivatives with non-member counterparties.
The FHLBNY had no foreign currency assets, liabilities or hedges in 2008, 2007 or 2006.
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
Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are reported in other comprehensive income, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction (i.e., until the recognition of interest on a variable rate asset or liability is recorded in earnings). The FHLBNY records derivatives on trade date, but records the associated hedged consolidated obligations and advances on settlement date. Hedge accounting commences on trade date, at which time subsequent changes to the derivative’s fair value are recorded along with the offsetting changes in the fair value of the hedged item attributable to the risk being hedged. On settlement date, the basis adjustments to the hedged item’s carrying amount are combined with the principal amounts and the basis becomes part of the total carrying amount of the hedged item.
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
The FHLBNY considers hedges of committed advances and consolidated obligation bonds eligible for the “short cut” provisions, under paragraph 68 of SFAS 133, as long as settlement of the committed asset or liability occurs within the market settlement conventions for that type of instrument. The FHLBNY also believes the conditions of paragraph 68(b) of SFAS 133 are met if the fair value of the swap is zero on the date the FHLBNY commits itself to issue the consolidated obligation bond. A short-cut hedge is a highly effective hedging relationship that uses an interest rate swap as the hedging instrument to hedge a recognized asset or liability and that meets the criteria under paragraph 68 of SFAS 133 to qualify for an assumption of no ineffectiveness.

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
Changes in the fair value of a derivative not qualifying as a hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. Both the net interest on the derivative and the fair value adjustments are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
The differentials between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the interest income or expense of the hedged advances and consolidated obligations.
Changes in the fair value of derivatives in an economic (also referred to as a standalone derivative) or intermediary hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized as Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. Therefore, both the net interest on the standalone derivative and the fair value changes are recorded in Other income (loss) as a Net gain (loss) on derivatives and hedging activities. In the Statements of Cash Flows, cash flows associated with stand-alone derivatives are reflected as cash flows from operating activities.
The FHLBNY routinely issues debt and makes advances in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLBNY assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If the FHLBNY determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative would be separated from the host contract and carried at fair value. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (such as an investment security classified as “trading” under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) as well as hybrid financial instruments accounted for under SFAS 155, “Accounting for Certain Hybrid Financial Instruments”), or if the FHLBNY cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and no portion of the contract would be designated as a hedging instrument. At The FHLBNY had no financial instruments with embedded derivatives that required bifurcation.
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
When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the FHLBNY would continue to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.
Cash Collateral associated with Derivative Contracts
The Bank reports derivative assets and derivative liabilities in its Statements of Condition after giving effect to legally enforceable master netting agreements with derivative counterparties, which include interest receivable and payable on derivative contracts and the fair values of the derivative contracts. With the adoption of FSP Fin-39-1, the Bank records cash collateral received and paid in the Statements of Condition as Derivative assets and liabilities. Cash collateral pledged by the Bank is reported as an offset within Derivative liabilities; cash collateral received from derivative counterparties is reported as an offset within Derivative assets. No securities were either pledged or received as collateral for derivatives at December 31, 2008 or 2007.
Mandatorily Redeemable Capital Stock
Generally, the FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY, subject to certain conditions, and is subject to the provisions under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”(“SFAS 150”). Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income.
Mandatorily redeemable stock at December 31, 2008 and 2007 represents stock held by former members who are no longer members by virtue of being acquired by members of another FHLBank. Under existing practice, such stock will be repurchased when the stock is no longer required to support outstanding transactions with the FHLBNY. The FHLBNY repurchases excess stock upon the receipt of a request for redemption of such stock from a member, and the member’s stock is typically repurchased by the Bank by the next business day.
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
Under the Capital Plan, when a member delivers a notification of its intent to withdraw from membership, the reclassification from equity to a liability will become effective upon receipt of the notification. The FHLBNY considers the member’s intent regarding such notification to be substantive in nature and, therefore, reclassification to a liability will be made at the time the notification of the intent to withdraw is delivered. There were no requests for voluntary withdrawal from membership during 2008 or 2007. When a member is acquired by a non-member, the FHLBNY reclassifies stock of former members to a liability on the day the member’s charter is dissolved.
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
The Bank reports capital stock subject to mandatory redemption at the redemption value of the stock, which is par plus accrued estimated dividends. Accrued estimated dividends were not material and was included with interest payable in the Statements of Condition. The FHLBanks have a unique cooperative structure. Stocks can only be acquired and redeemed at par value. Shares are not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.

Federal Home Loan Bank of New York
Notes to Financial Statements
Premises, Software and Equipment
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
Concessions on Consolidated Obligations
The FHLBNY defers and amortizes concessions over the contractual maturity of the bonds, using the level-yield method. Concessions are paid to dealers in connection with the issuance of certain consolidated obligation bonds. The Office of Finance prorates the amount of the concession to the FHLBNY based upon the percentage of the debt issued that is assumed by the FHLBNY. Concessions paid on consolidated obligations designated under SFAS 159, are expensed as incurred. Concessions paid on consolidated obligations not designated under SFAS 159, are deferred and amortized, using a level-yield methodology, over the terms to maturity or the estimated lives of the consolidated obligations. The FHLBNY charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of their short maturities; amounts are recorded in consolidated obligations interest expense.
Discounts and Premiums on Consolidated Obligations
The FHLBNY expenses the discounts on consolidated obligation discount notes, using the level-yield method, over the term of the related notes and amortizes the discounts and premiums on callable and non-callable consolidated bonds, also using the level-yield method, over the contractual term to maturity of the consolidated obligation bonds.
Resolution Funding Corporation (“REFCORP”) Assessments
Although the FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax, it is required to make payments to REFCORP. Each FHLBank is required to pay 20 percent of income calculated in accordance with accounting principles generally accepted in the U.S. (“GAAP”) after the assessment for Affordable Housing Program, but before the assessment for the REFCORP. The Affordable Housing Program and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBNY accrues its REFCORP assessment on a monthly basis. The FHLBanks will expense this amount until the aggregate amounts actually paid by all twelve FHLBanks are equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Agency, in consultation with the Secretary of the U.S. Treasury, selects the appropriate discounting factors to be used in this annuity calculation.
Because the assessment is based on net income at all the FHLBanks, which cannot be forecasted with reasonable certainty, the timing of the satisfaction of the REFCORP assessment cannot be predicted.
REFCORP assessment, as discussed above, is based on a fixed percentage of net income after AHP assessment. If a full-year loss is incurred, no assessment or assessment credit is due or accrued.

Federal Home Loan Bank of New York
Notes to Financial Statements
Finance Agency and Office of Finance Expenses
The FHLBNY is assessed for its proportionate share of the costs of operating the Finance Agency and the Office of Finance. The Finance Agency is authorized to impose assessments on the FHLBanks including FHLBNY, in amounts sufficient to pay the Finance Agency’s annual operating expenses.
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
Cash Flows
In the statements of cash flows, the FHLBNY considers Cash and due from banks to be cash and cash equivalents. Federal funds sold, certificates of deposits, and interest-earning balances at the Federal Reserve Banks are reported in the Statements of cash flows as investing activities. Cash collateral pledged is reported as a component of Derivative liabilities and cash collateral received is reported as a component of Derivative assets in the Statements of Condition. In the Statements of Cash Flows, cash collateral pledged or received are reported as net changes in investing and financing activities, respectively.
Cash flows from a derivative instrument that is accounted for as a fair value or cash flow hedge are generally classified in the same category as the cash flows from the items being hedged provided that the derivative instrument does not include an other-than-insignificant financing element at inception.
In the third quarter of 2008, the Bank replaced a significant amount of derivative contracts that had been executed with Lehman Brothers Special Financing Inc. (“LBSF”), when LBSF filed for bankruptcy. The derivatives were replaced at terms that were generally “off-market” and required the derivative counterparties to pay cash to the FHLBNY to assume the derivatives which were primarily in a gain position from the perspective of the counterparties. All cash inflows and outflows of the replacement trades were reported as a financing activity at the inception of the trades in the Statements of Cash Flows. The interest rate exchanges at each payment dates are also reported as a financing activity as well because the derivatives traded contained a financing element considered to be more-than-insignificant at inception.
Cash flows associated derivatives classified as standalone or as an economic hedge are reflected as cash flows from operating activities in the Statements of Cash Flows.
The Bank treats gains and losses on debt extinguishments as an operating activity and reports the cash payments from the early retirement of debt net of these amounts under financing activity in the statements of cash flows.

Federal Home Loan Bank of New York
Notes to Financial Statements
Reclassifications
Certain amounts in the 2007 and 2006 financial statements have been reclassified to conform to the 2008 presentation. In particular, during the third quarter of 2008, on a retrospective basis, the FHLBNY reclassified its investments in certain certificates of deposit, previously reported as interest-bearing deposits, as held-to-maturity securities in its Statements of Condition and income as they met the definition of a security under SFAS 115. These financial instruments have been classified as held-to-maturity securities based on their short-term nature and the FHLBNYs’ history of holding them until maturity. This reclassification had no effect on Total assets, Net interest income and Net income.
In addition, in accordance with FSP FIN 39-1, the FHLBNY recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statement periods presented.
Recently issued Accounting Standards and Interpretations
SFAS 161 — In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the FHLBNY). Since SFAS 161 only requires additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an effect on our financial condition, results of operations or cash flows.
FSP No. FAS 133-1 and FIN 45-4. In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP No. FAS 133-1 and FIN 45-4 require enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude credit derivative instruments accounted for at fair value under SFAS No. 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP No. FAS 133-1 and FIN 45-4 only require additional disclosures concerning credit derivatives and guarantees, adoption of FSP No. FAS 133-1 and FIN 45-4 will not have an effect on our financial condition, results of operations or cash flows.
FSP No. FAS 157-3 — In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. The FSP was effective upon issuance. The application of this FSP did not have an impact on the FHLBNY’s financial position, results of operations or cash flows.
FSP EITF 99-20-1 — In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”)”. FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirement in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective and should be applied prospectively for financial statements issued for fiscal years and interim periods ending after December 15, 2008 (December 31, 2008 for the FHLBNY). Adoption of FSP EITF 99-20-1 at December 31, 2008 did not have a material effect on the FHLBNY’s financial condition, results of operations or cash flows.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 2. Cash and due from banks
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in cash and due from banks.
Compensating balances
The Bank maintained average required clearing balances with the Federal Reserve Banks of approximately $1.0 million for the years ended December 31, 2008 and 2007. The Bank uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through deposit reserves
The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks were $31.0 million and $19.6 million as of December 31, 2008 and 2007. The Bank includes member reserve balances in other liabilities in the Statements of Condition.
Note 3. Interest-bearing deposits
In October 2008, the Board of Governors of the Federal Reserve System directed the Federal Reserve Banks to pay interest on balances in excess of certain required reserve and clearing balances. The formula for calculating interest earned is based on average excess over the calculation period; rates are generally tied to the federal funds rate. The balance at December 31, 2008, represents the actual excess balance with the Federal Reserve Bank of New York at December 31, 2008.
Note 4. Held-to-maturity securities
Held-to-maturity securities consist of mortgage- and asset-backed securities (collectively mortgage-backed securities or “MBS”), state and local housing finance agency bonds, and short-term certificates of deposits issued by highly-rated banks and financial institutions. The FHLBNY had pledged MBS with an amortized cost of $2.7 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY at December 31, 2008.
Mortgage-backed securities – Investments in mortgage-backed securities issued by Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp (“Freddie Mac”) (together, government sponsored enterprises or “GSE”) at December 31, 2008 constituted 100% of $2.9 billion of the fair values of MBS classified as available-for-sale, and $7.6 billion, or 81.3%, of the amortized cost of MBS classified as held-to-maturity . The Bank’s held-to-maturity portfolio also included $1.7 billion of amortized cost of privately issued mortgage- and asset-backed securities at December 31, 2008. These securities primarily included residential and commercial mortgage-and asset-backed securities, and mortgage pass-throughs and Real Estate Mortgage Investment conduit bonds, and securities supported by manufactured housing loans.

Federal Home Loan Bank of New York
Notes to Financial Statements
Investments in GSE issued securities, specifically those issued by Fannie Mae and Freddie Mac, were affected by investor concerns regarding those entities’ capital levels needed to offset expected credit losses that may result from declining home prices. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. Additionally, in September 2008, the U.S. Treasury and the Finance Agency announced that Fannie Mae and Freddie Mac were placed into conservatorship, with the Finance Agency named as conservator. The Finance Agency will manage Fannie Mae and Freddie Mac in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. As the securities are guaranteed and the Bank has the ability and intent to hold the securities to recovery of their values, the Bank believes any unrealized loss will be recovered. The Bank believes that unrealized losses on GSE and government agency issued securities are primarily a result of the liquidity issues in the credit markets.
Certificates of deposits — Investments in certificates of deposits, all maturing within one year were $1.2 billion and $10.3 billion at December 31, 2008 and 2007.
State and local housing finance agency bonds — Investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) were classified as held-to-maturity and amortized cost was $804.1 million and $577.0 million at December 31, 2008 and 2007.
Impairment analysis and conclusions — Determining whether a decline in fair value is other-than-tempory requires significant judgment. The FHLBNY evaluates its individual held-to-maturity investment in private label issued mortgage-and- asset backed securities for other-than-temporary impairment on a quarterly basis. As part of this process, the FHLBNY considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. To determine which individual securities are at risk for other-than-temporary impairment, the FHLBNY considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the debt securities; the underlying type of collateral; the year of securitization or vintage, the duration and level of the unrealized loss; any credit enhancements or insurance for securities that were “wrapped” at inception; and certain other collateral-related characteristics such as FICO credit scores, and delinquency rates. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment, and, if insured, the financial strength of the “monoline insurers” where the security relies on the insurer for support either currently or potentially in future periods. In determining monoline insurer support, the Bank considers the contractual terms of the insurance guarantee, and whether the credit protection under the terms of the agreement travels with the security; if the security is estimated to rely on insurance protection for cash flow deficiency either currently or in the future.
GSE issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac or a government agency by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities. Based on the Bank’s analysis, GSE and agency issued securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE and agency issued securities given the current levels of collateral and credit enhancements and guarantees that exist to protect the investments.

Federal Home Loan Bank of New York
Notes to Financial Statements
Non-agency PLMBS — The FHLBNY evaluated all 55 non-agency private label residential mortgage-backed securities in the portfolio by performing a security-level review. Commercial mortgage-backed securities were also reviewed at a security level. As a result of this security level review, the FHLBNY identified 21 residential mortgage-backed securities with weaker performance measures considered to be “at risk” of other-than-temporary impairment. These securities were evaluated further by analyzing and estimating projected cash flows based on the structure of the security under certain assumptions, such as estimated default rates, loss severity and prepayment speeds, to determine whether the FHLBNY expects to receive the contractual cash flows when it is entitled. The Bank’s cash flow projections employed multiple scenarios for each of its significant assumptions — loss severity, default rates and prepayment assumption: (1) loan-level vectors (where available) generated by mortgage models that used projected home price assumptions under different interest-rate environment. (2) market-based statistical information from specific issuer and shelf-specific performance research sourced from private-label MBS dealers and investors; and (3) current trustee/servicer reports for each security.
Monoline support — Fourteen of the 21 securities considered to be “at risk” at December 31, 2008 are insured by Ambac and MBIA and the insurance is part of the credit protection considered in the Bank’s analysis of impairment. A description of the fourteen securities follows:
•	MBIA — Two securities, rated triple-B, with amortized cost basis of $37.6 million and fair value of $22.4 million are insured by MBIA. MBIA’s insurance arm, which provides bond insurance, was downgraded on February 17, 2009 to single-B. The Bank’s analysis at December 31, 2008 projected under various cash flow scenarios indicates that these securities would need support from MBIA to meet scheduled payments in the future.
•	Ambac — Three securities, rated single-A, with amortized cost basis of $91.1 million and fair value of $48.6 million, and nine securities, rated triple-B, with amortized cost basis of $122.2 million and fair value of $70.3 million are insured by Ambac, which is rated triple-B. Currently, Ambac is paying claims on three securities with amortized cost basis of $28.3 million and fair value of $17.9 million in order to meet current cash flow deficiency within the structure of the securities. The Bank’s analysis at December 31, 2008 projected under various cash flow scenarios indicates that these securities would need support from Ambac to meet scheduled payments in the future.
The monoline insurers have been subject to adverse ratings and financial performance in 2008. Ratings downgrade imply an increased risk that the insurer will fail to fulfill its obligations to reimburse the investor for claims under the insurance policies. The Bank has analyzed the going-concern basis of the monoline insurers and their financial strength to perform with respect to their contractual obligations for the securities owned by the FHLBNY, and has concluded that Ambac and MBIA can be relied upon based on the timing and amount of the potential claim payments on securities owned by the FHLBNY. The Bank will continue to closely monitor the viability of the monoline insurers on an on-going basis.
Conclusion — Due to the issuers’ continued satisfaction of their obligations under the contractual terms of the securities, the estimated performance of the underlying collateral, the evaluation of the fundamentals of the issuers’ financial condition, the estimated support from the monoline insurers under the contractual terms of insurance, and the FHLBNY’s consideration of its intent and ability to hold the securities for a period of time sufficient to allow for the anticipated recovery in the market value of the securities, the FHLBNY believes that these securities were not other-than-temporarily impaired as of December 31, 2008 and 2007. However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market and spreads return to levels that reflect underlying credit characteristics, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the presumption of the ability of monoline insurers to support the insured securities identified at December 31, 2008 as dependent on insurance is negatively impacted by the insuers’ future financial performance, it would be likely that other-than-temporary impairment may occur in future periods.

Federal Home Loan Bank of New York
Notes to Financial Statements
Major Security Types
The amortized cost, gross unrealized gains, losses, and the fair value of held-to-maturity securities, were as follows (in thousands):

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$804,100	$6,573	$(47,512)	$763,161
Mortgage-backed securities	9,326,443	187,531	(342,662)	9,171,312
Certificates of deposit	1,203,000	328	—	1,203,328

Total	$11,333,543	$194,432	$(390,174)	$11,137,801

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and local housing agency obligations	$576,971	$9,780	$(200)	$586,551
Mortgage-backed securities	9,707,783	82,670	(97,191)	9,693,262
Certificates of deposit	10,300,200	7,178	—	10,307,378

Total	$20,584,954	$99,628	$(97,391)	$20,587,191

The following table summarizes the amortized cost of mortgage-backed securities classified as held-to-maturity securities by issuer (dollars in thousands):

	December 31,	Percentage	December 31,	Percentage
	2008	of total	2007	of total

U.S. government sponsored enterprise residential mortgage-backed securities	$7,577,036	81.24%	$6,829,668	70.35%
U.S. agency residential mortgage-backed securities	6,325	0.07	7,482	0.08
Private-label issued securities backed by home equity loans	636,466	6.83	752,808	7.76
Private-label issued residential mortgage-backed securities	609,908	6.54	769,140	7.92
Private-label issued commercial mortgage-backed securities	266,994	2.86	1,087,713	11.20
Private-label issued securities backed by manufactured housing loans	229,714	2.46	260,972	2.69

Total Held-to-maturity securities—MBS	$9,326,443	100.00%	$9,707,783	100.00%

Federal Home Loan Bank of New York
Notes to Financial Statements
Rating information of Held-to-maturity securities is presented below. For securities to which different rating levels have been assigned by external ratings agencies, the lowest rating category is reported.(in thousands):

	December 31, 2008
	AAA-rated	AA-rated	A-rated	BBB-rated	Total

Long-term securities
Mortgage-backed securities	$8,705,952	$229,714	$192,678	$198,099	$9,326,443
State and local housing agency obligations	74,881	672,999	—	56,220	804,100

Total Long-term securities	8,780,833	902,713	192,678	254,319	10,130,543

Short-term securities
Certificates of deposit	—	628,000	575,000	—	1,203,000

Total	$8,780,833	$1,530,713	$767,678	$254,319	$11,333,543

	December 31, 2007
	AAA-rated	AA-rated	A-rated	BBB-rated	Total

Long-term securities
Mortgage-backed securities	$9,707,783	$—	$—	$—	$9,707,783
State and local housing agency obligations	271,253	305,718	—	—	576,971

Total Long-term securities	9,979,036	305,718	—	—	10,284,754

Short-term securities
Certificates of deposit	—	6,988,100	3,312,100	—	10,300,200

Total	$9,979,036	$7,293,818	$3,312,100	$—	$20,584,954

Federal Home Loan Bank of New York
Notes to Financial Statements
Temporary Impairment
The following tables summarize held-to-maturity securities with fair values below their amortized cost, in an unrealized loss position. The fair values and unrealized losses are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position. Gross unrealized losses at December 31, 2008 were caused by interest rate changes, or actual credit losses in the underlying collateral, credit spread widening and reduced liquidity in the applicable markets. The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis below represent temporary impairment.

	December 31, 2008 (in thousands)
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Non-MBS Investment Securities

State and local housing agency bonds	$78,261	$(16,065)	$84,108	$(31,447)	$162,369	$(47,512)

Total Non-MBS	78,261	(16,065)	84,108	(31,447)	162,369	(47,512)

MBS Investment Securities

MBS — Other US Obligations
Ginnie Mae	6,137	(187)	—	—	6,137	(187)

MBS-GSE
Fannie Mae	3,452	(125)	—	—	3,452	(125)
Freddie Mac	1,102	(30)	32	—	1,134	(30)
Other	—	—	—	—	—	—

Total MBS-GSE	4,554	(155)	32	—	4,586	(155)

MBS-Other	509,273	(115,061)	718,321	(227,259)	1,227,594	(342,320)

Total MBS	519,964	(115,403)	718,353	(227,259)	1,238,317	(342,662)

Total Temporarily Impaired	$598,225	$(131,468)	$802,461	$(258,706)	$1,400,686	$(390,174)

	December 31, 2007 (in thousands)
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Non-MBS Investment Securities

State and local housing agency obligations	$—	$—	$9,800	$(200)	$9,800	$(200)

Total Non-MBS	—	—	9,800	(200)	9,800	(200)

MBS Investment Securities

MBS-GSE
Fannie Mae	72,283	(72)	1,600,551	(30,995)	1,672,834	(31,067)
Freddie Mac	—	—	931,565	(10,492)	931,565	(10,492)
Other	—	—	—	—	—	—

Total MBS-GSE	72,283	(72)	2,532,116	(41,487)	2,604,399	(41,559)

MBS-Other	897,575	(16,747)	1,010,739	(38,886)	1,908,314	(55,633)

Total MBS	969,858	(16,819)	3,542,855	(80,373)	4,512,713	(97,192)

Total Temporarily Impaired	$969,858	$(16,819)	$3,552,655	$(80,573)	$4,522,513	$(97,392)

Federal Home Loan Bank of New York
Notes to Financial Statements
Redemption terms
The amortized cost and estimated fair value of held-to-maturity securities, by contractual maturity, were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
State and local housing agency obligations
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	17,665	18,209	32,009	32,474
Due after five years through ten years	60,400	55,060	20,400	20,938
Due after ten years	726,035	689,892	524,562	533,139

State and local housing agency obligations	804,100	763,161	576,971	586,551

Mortgage-backed securities
Due in one year or less	257,999	258,120	243,309	242,471
Due after one year through five years	—	—	546,303	555,003
Due after five years through ten years	1,142,000	1,149,541	103,792	104,563
Due after ten years	7,926,444	7,763,651	8,814,379	8,791,225

Mortgage-backed securities	9,326,443	9,171,312	9,707,783	9,693,262

Certificates of deposit
Due in one year or less	1,203,000	1,203,328	10,300,200	10,307,378
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

Certificates of deposit	1,203,000	1,203,328	10,300,200	10,307,378

Total held-to-maturity securities	$11,333,543	$11,137,801	$20,584,954	$20,587,191

The amortized cost of mortgage-backed securities classified as held-to-maturity includes discounts of $19.8 million as of December 31, 2008 and premiums of $1.1 million as of December 31, 2007. Amortization expense, net of accretion charged to interest income was $1.8 million, $1.9 million, and $3.9 million for the years ended December 31, 2008, 2007 and 2006.

Federal Home Loan Bank of New York
Notes to Financial Statements
Interest rate payment terms
The following table summarizes interest rate payment terms of long-term securities classified as held-to-maturity (excludes certificates of deposit) (in thousands):

	December 31,
	2008	2007

State and local housing agency obligations — amortized cost
Fixed-rate	$240,820	$308,180
Variable-rate	563,280	268,791

	804,100	576,971

Mortgage-backed securities — amortized cost
Pass-through securities
Fixed-rate	2,960,477	3,420,037
Variable-rate	134,703	188,369
Collateralized mortgage obligations
Fixed-rate	6,213,857	6,078,767
Variable-rate	17,406	20,610

	9,326,443	9,707,783

Total	$10,130,543	$10,284,754

Note 5. Available-for-sale securities
The Bank’ s entire portfolio of mortgage-backed securities classified as Available-for-sale (“AFS”) are comprised of securities issued by GSEs, variable rate collateralized mortgage obligations which are “pass through” securities. The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac or a government agency by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities. Based on the Bank’s analysis, GSE and government agency issued securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE and government agency issued securities given the current levels of collateral and credit enhancements and guarantees that exist to protect the investments. The FHLBNY has the intent and ability to hold the securities for a period of time sufficient to allow for the anticipated recovery in the market value of the securities, and believes that these securities were not other-than-temporarily impaired as of December 31, 2008. Two small grantor trusts with investments in money market and bond funds make up the remainder of the AFS portfolio. The Bank established two grantor trusts to fund current and future payments under two supplemental pension plans. Investments in equity and fixed-income funds are redeemable at short notice. Realized gains and losses from investments in the funds were not significant. No security classified as available-for-sale had been pledged at December 31, 2008 and December 31, 2007.

Federal Home Loan Bank of New York
Notes to Financial Statements
The unamortized cost, gross unrealized gains, losses, and the fair value of investments classified as available-for-sale were as follows (in thousands):

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents	$836	$—	$—	$836
Equity funds	8,978	—	(3,516)	5,462
Fixed income funds	3,833	66	(10)	3,889
Mortgage-backed securities	2,912,642	364	(61,324)	2,851,682

Total	$2,926,289	$430	$(64,850)	$2,861,869

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents	$791	$—	$—	$791
Equity funds	8,386	—	(570)	7,816
Fixed income funds	4,383	197	—	4,580

Total	$13,560	$197	$(570)	$13,187

Temporary Impairment – Available-for-sale securities

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities

MBS — GSE

Fannie Mae	$1,662,928	$(35,047)	$142,630	$(3,539)	$1,805,558	$(38,586)
Freddie Mac	957,617	(21,744)	39,077	(994)	996,694	(22,738)

Total MBS-GSE	2,620,545	(56,791)	181,707	(4,533)	2,802,252	(61,324)

Total Temporarily Impaired	$2,620,545	$(56,791)	$181,707	$(4,533)	$2,802,252	$(61,324)

Gross unrealized losses at December 31, 2008 were caused by interest rate changes, credit spread widening and reduced liquidity in the applicable markets. The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis above represent temporary impairment.
There were no investments in MBS classified as available-for-sale at December 31, 2007.

Federal Home Loan Bank of New York
Notes to Financial Statements
Rating information of Available-for-sale securities is presented below (in thousands):

	December 31, 2008
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities [1]
Mortgage-backed securities	$2,851,682	$—	$—	$—	$—	$2,851,682
Other — Grantor trusts	—	—	—		10,187	10,187

Total	$2,851,682	$—	$—	$—	$10,187	$2,861,869

[1]	Available-for-sale securities are at fair value.

	December 31, 2007
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities [1]
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Other — Grantor trusts	—	—	—	—	13,187	13,187

Total	$—	$—	$—	$—	$13,187	$13,187

[1]	Available-for-sale securities are at fair value.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 6 . Advances
Redemption terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31,
	2008			2007
		Weighted [2]			Weighted [2]
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$—	0.00%	0.00%	$—	0.00%	0.00%
Due in one year or less	32,420,095	2.52	31.36	24,140,285	4.72	29.95
Due after one year through two years	16,150,121	3.71	15.62	7,714,912	4.87	9.57
Due after two years through three years	7,634,680	3.76	7.39	8,730,643	5.13	10.83
Due after three years through four years	6,852,514	3.74	6.63	3,153,113	4.89	3.91
Due after four years through five years	3,210,575	3.88	3.11	5,988,142	4.76	7.43
Due after five years through six years	836,689	3.74	0.81	556,095	3.44	0.69
Thereafter	36,275,053	3.96	35.08	30,308,864	4.29	37.62

Total par value	103,379,727	3.44%	100.00%	80,592,054	4.62%	100.00%

Discount on AHP advances [1]	(330)			(417)
SFAS 133 hedging basis adjustments [1]	5,773,479			1,498,030

Total	$109,152,876			$82,089,667

[1]	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Amortization of fair value basis adjustments for terminated hedges was a charge to interest income and amounted to ($2.0) million, ($0.4) million, and ($0.4) million for the years ended December 31, 2008, 2007 and 2006. All other amortization charged to interest income aggregated ($0.0) million, ($0.5) million, and ($0.6) million for the years ended December 31, 2008, 2007 and 2006. Interest rates on AHP advances ranged from 1.25% to 6.04% in 2008 and 2007.

[2]	The weighed average yield is the weighted average coupon rates for advances, unadjusted for swaps.
The Bank offers putable advances to members. With a putable advance, the Bank effectively purchases a put option from the member that allows the Bank to terminate the fixed-rate advance, which is normally exercised when interest rates have increased from those prevailing at the time the advance was made. When the Bank exercises the put option, it will offer to extend additional credit on then prevailing market rates and terms. As of December 31, 2008 and 2007, the Bank had putable advances outstanding totaling $43.4 billion and $38.8 billion.

Federal Home Loan Bank of New York
Notes to Financial Statements
The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that is controlled by the FHLBNY, and put dates are summarized into similar maturity tenors as the previous table that summarizes advances by contractual maturities (dollars in thousands):

	December 31,
		Percentage of		Percentage of
	2008	total	2007	total
Overdrawn demand deposit accounts	$—	0.00%	$—	0.00%
Due or putable in one year or less	63,251,007	61.18	48,005,147	59.57
Due or putable after one year through two years	18,975,821	18.36	16,112,362	19.99
Due or putable after two years through three years	10,867,530	10.51	7,546,243	9.36
Due or putable after three years through four years	5,293,364	5.12	2,607,563	3.24
Due or putable after four years through five years	2,728,075	2.64	4,180,492	5.19
Due or putable after five years through six years	230,189	0.22	121,095	0.15
Thereafter	2,033,741	1.97	2,019,152	2.50

Total par value	103,379,727	100.00%	80,592,054	100.00%

Discount on AHP advances	(330)		(417)
SFAS 133 hedging basis adjustments	5,773,479		1,498,030

Total	$109,152,876		$82,089,667

Security Terms
The FHLBNY lends to financial institutions involved in housing finance within its district. The FHLBank Act requires the FHLBNY to obtain sufficient collateral on advances to protect against losses and to accept as collateral on such advances only certain U.S. government or government agency securities, residential mortgage loans, cash or deposits in the FHLBNY and other eligible real estate-related assets. In addition, the FHLBNY is permitted, but not required, to accept collateral in the form of small business or agricultural loans (“expanded collateral”) from Community Financial Institutions (“CFIs”). CFIs are defined in the Housing Act as those institutions that have, as of the date of the transaction at issue, less than $1.0 billion in average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index). It is the FHLBNY’s policy not to accept such expanded collateral for advances. Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances. As of December 31, 2008 and 2007, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:
(1)	Allows a member to retain possession of the collateral assigned to the FHLBNY, if the member executes a written security agreement and agrees to hold such collateral for the benefit of the FHLBNY; or

(2)	Requires the member specifically to assign or place physical possession of such collateral with the FHLBNY or its safekeeping agent.
Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member to the FHLBNY priority over the claims or rights of any other party. The two exceptions are claims that would be entitled to priority under otherwise applicable law or perfected security interests. All member obligations with the Bank were fully collateralized throughout their entire term. The total of collateral pledged to the Bank includes excess collateral pledged above the Bank’s minimum collateral requirements. These minimum requirements range from 103% to 125% of outstanding advances, based on the collateral type. It is not uncommon for members to maintain excess collateral positions with the

Federal Home Loan Bank of New York
Notes to Financial Statements
Bank for future liquidity needs. Based on several factors (e.g. advance type, collateral type or member financial condition) members are required to comply with specified collateral requirements, including but not limited to, a detailed listing of pledged mortgage collateral and/or delivery of pledged collateral to the Bank or its designated collateral custodian(s). For example, all pledged securities collateral must be delivered to the Bank’s nominee name at Citibank, N.A., its securities safekeeping custodian. Mortgage collateral that is required to be in the Bank’s possession is typically delivered to the Bank’s Jersey City, New Jersey facility. However, in certain instances, delivery to a Bank approved custodian may be allowed. In both instances, the members provide periodic listings updating the information of the mortgage collateral in possession.
As of December 31, 2008, members pledged a total of $186.0 billion in collateral to the Bank. At a minimum, each member pledged sufficient collateral to adequately secure their outstanding obligations with the Bank. Of the total collateral securing all outstanding member obligations, $60.5 billion was in the Bank’s physical possession or that of its safekeeping agent(s); $125.5 billion was specifically listed. Under this collateralization arrangement, the member holds physical possession of specific collateral pledged to the FHLBNY but the member provides listings of loans pledged to the FHLBNY with detailed loan information such as loan amount, payments, maturity date, interest rate, loan-to-value, collateral type, FICO scores, etc.
Credit Risk
The FHLBNY has never experienced a credit loss on an advance. The management of the Bank has policies and procedures in place to appropriately manage credit risk. There were no past due advances and all advances were current for each of the periods ended December 31, 2008 and 2007. Management does not anticipate any credit losses, and accordingly, the Bank has not provided an allowance for credit losses on advances. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and insurance companies.
Concentration of advances outstanding - Advances to the FHLBNY’s top five borrowing member institutions aggregated $52.2 billion, representing 50.4% of the par amounts of advances outstanding at December 31, 2008. The FHLBNY held sufficient collateral to cover the advances to all of these institutions, and it does not expect to incur any credit losses.
Interest Rate Payment Terms
The following table summarizes interest rate payment terms for advances (dollars in thousands):

	December 31,
	2008		2007
		Percentage		Percentage
	Amount	of total	Amount	of total

Fixed-rate	$83,173,877	80.45%	$60,779,510	75.42%
Variable-rate	19,740,850	19.10	18,654,850	23.15
Variable-rate capped	465,000	0.45	1,157,694	1.43

Total par value	103,379,727	100.00%	80,592,054	100.00%

Discount on AHP Advances	(330)		(417)
SFAS 133 hedging basis adjustments	5,773,479		1,498,030

Total	$109,152,876		$82,089,667

Variable-rate advances were mainly indexed to the London Interbank Offered Rate (LIBOR) or the Federal funds effective rate.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 7. Affordable Housing Program and REFCORP
The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10% of regulatory income. The FHLBNY charges the amount set aside for AHP to income and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies. If the result of the aggregate 10% calculation described above is less than $100 million for all twelve FHLBanks, then the FHLBank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of the twelve FHLBanks. There was no shortfall in 2008, 2007 or 2006. The FHLBNY had outstanding principal in AHP-related advances of $5.0 million and $5.6 million as of December 31, 2008 and 2007.
Regulatory income is income before assessments, and before interest expense related to mandatorily redeemable capital stock under SFAS 150, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. Each FHLBank accrues this expense monthly based on its income before assessments. An FHLBank reduces its AHP liability as members use subsidies.
If an FHLBank experienced a regulatory loss during a quarter, but still had regulatory income for the year, the FHLBank’s obligation to the AHP would be calculated based on the FHLBank’s year-to-date regulatory income. If the FHLBank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a regulatory loss for a full year, the FHLBank would have no obligation to the AHP for the year unless the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks, if it were, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The pro ration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings.
The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2008	2007	2006

Beginning balance	$119,052	$101,898	$91,004

Additions from current period’s assessments	29,783	37,204	32,031
Net disbursements for grants and programs	(26,386)	(20,050)	(21,137)

Ending balance	$122,449	$119,052	$101,898

Each FHLBank is required to pay to REFCORP 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. Each FHLBank accrues its REFCORP assessment on a monthly basis. REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its net income before AHP and REFCORP to REFCORP, which then performs the calculations for each quarter end.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBanks will continue to be obligated to pay these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The cumulative amount to be paid to REFCORP by each FHLBank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If an FHLBank experienced a net loss during a quarter, but still had net income for the year, the FHLBank’s obligation to REFCORP would be calculated based on the FHLBank’s year-to-date GAAP net income. If the FHLBank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to REFCORP for the year.
The Finance Agency is required to extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which the FHLBanks’ quarterly payment falls short of $75 million.
Note 8. Mortgage loans held-for-portfolio
Mortgage Partnership Finance program loans, or (“MPF”) constitute the majority of the mortgage loans held-for-portfolio. The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from or originated through its participating financial institutions (“PFIs”). The members retain servicing rights and may credit-enhance the portion of the loans participated to the FHLBNY. No intermediary trust is involved. In the CMA program, FHLBNY participated in residential, multi-family and community economic development mortgage loans originated by its members. Included in outstanding balances were $36.8 million and $40.5 million at December 31, 2008 and 2007 with respect to loans that are considered to be originated by the FHLBNY.
Included in mortgage loans were loans in the Community Mortgage Asset program (“CMA”), which has been inactive since 2001. Outstanding balances of CMA loans were $4.0 million and $4.1 million at December 31, 2008 and 2007.
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31,
	2008	Percentage	2007	Percentage
Real Estate:
Fixed medium-term single-family mortgages	$467,845	32.15%	$529,839	35.61%
Fixed long-term single-family mortgages	983,493	67.58	953,946	64.11
Multi-family mortgages	4,009	0.27	4,102	0.28

Total par value	1,455,347	100.00%	1,487,887	100.00%

Unamortized premiums	10,662		11,779
Unamortized discounts	(6,310)		(6,805)
Basis adjustment [1]	(408)		(600)

Total mortgage loans held-for-portfolio	1,459,291		1,492,261
Allowance for credit losses	(1,406)		(633)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,457,885		$1,491,628

[1]	Represents fair value basis of open and closed delivery commitments.

Federal Home Loan Bank of New York
Notes to Financial Statements
Loans insured by the Federal Housing Administration and Veteran Administration were $7.0 million and $8.4 million at December 31, 2008 and 2007. Conventional mortgages and loans in the CMA program constituted the remaining balance of mortgage loans held-for-portfolio.
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers (See Note 1 — Summary of Significant Accounting Policies). The first layer is typically 100 basis points but varies with the particular MPF program. The amount of the first layer, or First Loss Account or “FLA”, was estimated as $13.8 million and $12.9 million at December 31, 2008 and 2007. The FLA is not recorded or reported as a reserve for loan losses as it serves as a memorandum information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the Participating Financial Institution (“PFI”) has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fee accrued was $1.7 million for each of the years ended December 31, 2008, 2007 and 2006, and reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.
The following provides roll-forward analysis of the allowance for credit losses (in thousands):

	Year ended December 31,
	2008	2007	2006

Beginning balance	$633	$593	$582

Charge-offs	21	—	(18)
Recoveries	(21)	—	18

Net charge-offs	—	—	—
Provision (Recovery) for credit losses on mortgage loans	773	40	11

Ending balance	$1,406	$633	$593

As of December 31, 2008 and 2007, the FHLBNY had $4.8 million and $4.2 million of non-accrual loans. The estimated fair value of the mortgage loans as of December 31, 2008 and 2007 is reported in Note 19 – Fair Values of Financial Instruments. Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements. As of December 31, 2008 and 2007, the FHLBNY had no investment in impaired mortgage loans, other than the non-accrual loans.
The following table summarizes mortgage loans held-for-portfolio, all Veterans Administrations insured loans, past due 90 days or more and still accruing interest (in thousands):

	December 31,
	2008	2007

Secured by 1-4 family	$507	$384

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 9. Related party transactions
The FHLBNY is a cooperative and the members own almost all of the stock of the Bank. Stock that is not owned by members is held by former members. The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The FHLBNY conducts its advances business almost exclusively with members. The Bank considers its transactions with its members and non-member stockholders as related party transactions in addition to transactions with other FHLBanks, the Office of Finance, and the Finance Agency. All transactions with all members, including those whose officers may serve as directors of the FHLBNY, are at terms that are no more favorable than comparable transactions with other members. The FHLBNY may from time to time borrow or sell overnight and term Federal funds at market rates to members.
Debt Transfers
During 2008, there was no transfer of consolidated obligation bonds to other FHLBanks. In 2007 and 2006, the Bank transferred par amounts of $487.0 million and $755.0 million, and recorded losses of $4.6 million and $25.4 million. Amounts transferred were in exchange for a cash price that represented the fair market values of the bonds. No bonds were transferred to the FHLBNY from another FHLBank in 2008 and 2007.
At trade date, the transferring bank notifies the Office of Finance of a change in primary obligor for the transferred debt.
Advances sold or transferred
No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in 2008, 2007 and 2006.
MPF Program
In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members. Transactions are at market rates. The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans at December 31, 2008 was $125.0 million from inception of the program through mid-2004. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. Fees paid to the FHLBank of Chicago were $566.0 thousand, $559.0 thousand and $515.0 thousand for the years ended December 31, 2008, 2007 and 2006.
Mortgage-backed Securities
No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.
Intermediation
Notional amounts of $300.0 million and $70.0 million were outstanding at December 31, 2008 and 2007 in which the FHLBNY acted as an intermediary to sell derivatives to members. These were offset by identical transactions with unrelated derivatives counterparties. Fair value exposures of these transactions at December 31, 2008 and 2007 were not material. The intermediated derivative transactions were fully collateralized.
Loans to other Federal Home Loan Banks
At December 31, 2008, the FHLBNY had extended no loans to another FHLBank. At December 31, 2007, the FHLBNY had extended $55.0 million as an overnight loan to another FHLBank on an unsecured basis. In 2008, loans made to other FHLBanks were uncollateralized and averaged $2.7 million; in 2007 and 2006, loans averaged $151.0 thousand and $685.0 thousand. The maximum balance was $200.0 million and $55.0 million in 2008 and 2007. Interest income from such loans was $31.0 thousand, $2.0 thousand and $37.0 thousand for the years ended December 31, 2008, 2007 and 2006.

Federal Home Loan Bank of New York
Notes to Financial Statements
Borrowings from other Federal Home Loan Banks
The FHLBNY borrows from other FHLBanks, generally for a period of one day. Such borrowings averaged $5.5 million, $3.0 million and $2.9 million for the years ended December 31, 2008, 2007 and 2006. There were no borrowings outstanding as of December 31, 2008 and 2007. Interest expense for the years ended December 31, 2008, 2007 and 2006 was $159.4 thousand, $146.0 thousand, and $144.0 thousand.
The following tables summarize outstanding balances with related parties at December 31, 2008 and 2007, and transactions for each of the years ended December 31, 2008, 2007 and 2006 (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital

	December 31, 2008		December 31, 2007
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$18,899	$—	$7,909
Interest-bearing deposits	—	12,169,096	—	—
Federal funds sold	—	—	—	4,381,000
Available-for-sale securities	—	2,861,869	—	13,187
Held-to-maturity securities
Long-term securities	—	10,130,543	—	10,284,754
Certificates of deposit	—	1,203,000	—	10,300,200
Advances	109,152,876	—	82,089,667	—
Mortgage loans [1]	—	1,457,885	—	1,491,628
Loans to other FHLBanks	—	—	55,000	—
Accrued interest receivable	433,755	59,101	402,439	159,884
Premises, software, and equipment	—	13,793	—	13,154
Derivative assets [2]	—	20,236	—	28,978
Other assets [3]	153	18,685	87	17,004

Total assets	$109,586,784	$27,953,107	$82,547,193	$26,697,698

Liabilities and capital
Deposits	$1,451,978	$—	$1,605,535	$—
Consolidated obligations	—	128,586,611	—	101,117,387
Mandatorily redeemable capital stock	143,121	—	238,596	—
Accrued interest payable	814	425,330	60	655,810
Affordable Housing Program [4]	122,449	—	119,052	—
Payable to REFCORP	—	4,780	—	23,998
Derivative liabilities [2]	—	861,660	—	673,342
Other liabilities [5]	31,003	44,750	19,584	40,936

Total liabilities	$1,749,365	$129,923,131	$1,982,827	$102,511,473

Capital	5,867,395	—	4,750,591	—

Total liabilities and capital	$7,616,760	$129,923,131	$6,733,418	$102,511,473

[1]	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

[2]	Derivative assets and liabilities include insignificant fair values due to intermediation activities on behalf of members.

[3]	Includes insignificant amounts of miscellaneous assets that are considered related party.

[4]	Represents funds not yet disbursed to eligible programs.

[5]	Related column includes member pass-through reserves at the Federal Reserve Bank.

Federal Home Loan Bank of New York
Notes to Financial Statements
Related Party: Income and Expense transactions

	Years ended December 31,
	2008		2007		2006
	Related	Unrelated	Related	Unrelated	Related	Unrelated
Interest income
Advances	$3,030,799	$—	$3,495,312	$—	$3,302,174	$—
Interest-bearing deposits [1]	—	28,012	—	3,333	—	2,744
Federal funds sold	—	77,976	—	192,845	—	145,420
Available-for-sale securities	—	80,746	—	—	—	—
Held-to-maturity securities
Long-term securities	—	531,151	—	596,761	—	580,002
Certificates of deposit	—	232,300	—	408,308	—	297,742
Mortgage loans [2]	—	77,862	—	78,937	—	76,111
Loans to other FHLBanks and other	33	—	7	2	49	5

Total interest income	$3,030,832	$1,028,047	$3,495,319	$1,280,186	$3,302,223	$1,102,024

Interest expense
Consolidated obligations	$—	3,318,160	—	$4,153,094	$—	3,846,219
Deposits	36,193	—	106,777	—	81,442	—
Mandatorily redeemable capital stock	8,984	—	11,731	—	3,086	—
Cash collateral held and other borrowings	163	881	146	4,370	144	3,238

Total interest expense	$45,340	$3,319,041	$118,654	$4,157,464	$84,672	$3,849,457

Service fees	$3,357	$—	$3,324	$—	$3,368	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.
Note 10. Deposits
The FHLBNY accepts demand, overnight and term deposits from its members. A member that services mortgage loans may deposit in the FHLBNY funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.
The following table summarizes term deposits (in thousands):

	December 31,
	2008	2007

Due in one year or less	$117,400	$16,900

Total term deposits	$117,400	$16,900

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 11. Borrowings
Securities sold under agreements to repurchase
The FHLBNY did not have any securities sold under agreement to repurchase as of December 31, 2008 or 2007. Terms, amounts and outstanding balances of borrowings from other Federal Home Loan Banks are described under Note 9 — Related party transactions.
Note 12. Consolidated obligations
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
The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations. Although it has never occurred, to the extent that an FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.
Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks. The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $1,251.5 billion and $1,189.7 billion as of December 31, 2008 and 2007.
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
The FHLBNY met the qualifying unpledged asset requirements in each of the years reported as follows:

	December 31,
	2008	2007

Percentage of unpledged qualifying assets to consolidated obligations	107%	108%

Federal Home Loan Bank of New York
Notes to Financial Statements
To provide the holders of consolidated obligations issued before January 29, 1993 (prior bondholders) with the protection equivalent to that provided under the FHLBanks’ previous leverage limit of twelve times the FHLBanks’ capital stock, prior bondholders have a claim on the qualifying assets [Special Asset Account (SAA)] if capital stock is less than 8.33% of consolidated obligations. As of December 31, 2008 and 2007, the combined FHLBanks’ capital stock was 4.14% and 4.32% of the par value of consolidated obligations outstanding, and the SAA balance was approximately $6 thousand at December 31, 2008 and $6 thousand at December 31, 2007. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders, if its capital-to-assets ratio falls below 2.0%. No transfer has been made because the ratio has never been below 2.0%.
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
The following summarizes consolidated obligations issued by the FHLBNY and outstanding at December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007

Consolidated obligation bonds-amortized cost	$80,978,383	$66,066,027
SFAS 133 fair value basis adjustments	1,254,523	259,405
Fair value basis on terminated hedges	7,857	385
SFAS 159 valuation adjustments and accrued interest	15,942	—

Total Consolidated obligation-bonds	$82,256,705	$66,325,817

Discount notes — amortized cost	$46,329,545	$34,791,570
Fair value basis adjustments	361	—

Total Consolidated obligation-discount notes	$46,329,906	$34,791,570

Federal Home Loan Bank of New York
Notes to Financial Statements
Redemption Terms of consolidated obligation bonds
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	December 31,
	2008			2007
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate [1]	of total	Amount	Rate [1]	of total

One year or less	$49,568,550	1.93%	61.23%	$38,027,475	4.69%	57.57%
Over one year through two years	16,192,550	3.20	20.00	11,047,950	4.78	16.73
Over two years through three years	5,299,700	3.73	6.55	6,344,300	4.85	9.60
Over three years through four years	2,469,575	4.75	3.05	2,309,100	4.99	3.50
Over four years through five years	3,352,450	3.99	4.14	2,972,845	5.14	4.50
Over five years through six years	989,300	5.06	1.22	728,250	5.27	1.10
Thereafter	3,082,050	5.35	3.81	4,626,050	5.31	7.00

Total par value	80,954,175	2.64%	100.00%	66,055,970	4.80%	100.00%

Bond premiums	63,737			38,586
Bond discounts	(39,529)			(28,529)
SFAS 133 fair value basis adjustments	1,254,523			259,405
Fair value basis adjustments on terminated hedges	7,857			385
SFAS 159 valuation adjustments and accrued interest	15,942			—

Total bonds	$82,256,705			$66,325,817

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps. The weighted average coupon of bonds outstanding at December 31, 2008 and 2007, represent contractual coupons payable to investors.
Amortization of bond premiums and discounts resulted in net reduction of interest expense of $14.1 million, $1.8 million, and $17.4 million for the years ended December 31, 2008, 2007 and 2006. Amortization of basis adjustments from terminated hedges was a net increase of $5.9 million, $2.1 million and $0.05 million for the years ended December 31, 2008, 2007 and 2006.
Debt extinguished
During the year ended December 31, 2008, the FHLBNY did not retire consolidated bonds. During 2007, the FHLBNY retired $626.2 million of consolidated bonds at a cost that exceeded book value by $8.6 million. The bonds retired were associated with the prepayment of advances or commercial mortgage-backed securities (“CMBS”) for which prepayment fees were received.
Transfers of consolidated bonds to other FHLBanks
The Bank transfers certain bonds at negotiated market rates to other FHLBanks to meet the FHLBNY’s asset and liability management objectives. There was no transfer in 2008. See Note 9 — Related party transactions for more information.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following summarizes bonds outstanding by year of maturity or next call date (dollars in thousands):

	December 31,
		Percentage		Percentage
	2008	of total	2007	of total
Year of Maturity or next call date
Due or callable in one year or less	$53,034,550	65.51%	$47,346,975	71.68%
Due or callable after one year through two years	15,472,350	19.11	9,924,450	15.02
Due or callable after two years through three years	4,843,700	5.98	3,551,100	5.38
Due or callable after three years through four years	1,445,575	1.79	980,100	1.48
Due or callable after four years through five years	2,954,450	3.65	910,845	1.38
Due or callable after five years through six years	684,800	0.85	435,250	0.66
Thereafter	2,518,750	3.11	2,907,250	4.40

Total par value	80,954,175	100.00%	66,055,970	100.00%

Bond premiums	63,737		38,586
Bond discounts	(39,529)		(28,529)
SFAS 133 fair value adjustments	1,254,523		259,405
Fair value basis adjustments on terminated hedges	7,857		385
SFAS 159 valuation adjustments and accrued interest	15,942		—

Total carrying value	$82,256,705		$66,325,817

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

	December 31, (in thousands)
	2008	2007

Non-callable/non-putable	$76,037,875	$53,777,670
Callable	4,916,300	12,278,300

Total par value	$80,954,175	$66,055,970

Federal Home Loan Bank of New York
Notes to Financial Statements
Interest rate payment terms
The following summarizes types of bonds issued and outstanding (in thousands).

	December 31,
		Percentage of		Percentage of
	2008	total	2007	total

Fixed-rate, non-callable	$36,367,875	44.92%	$39,642,670	60.01%
Fixed-rate, callable	4,828,300	5.96	11,420,300	17.29
Step Up, callable	73,000	0.09	843,000	1.28
Step Down, callable	15,000	0.02	15,000	0.02
Single-index floating rate	39,670,000	49.01	14,135,000	21.40

Total par value	80,954,175	100.00%	66,055,970	100.00%

Bond premiums	63,737		38,586
Bond discounts	(39,529)		(28,529)
SFAS 133 fair value basis adjustments	1,254,523		259,405
Fair value basis adjustments on terminated hedges	7,857		385
SFAS 159 valuation adjustments and accrued interest	15,942		—

Total bonds	$82,256,705		$66,325,817

Discount notes
Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 360 days. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding consolidated discount notes were as follows (dollars in thousands):

	December 31,
	2008	2007

Par value	$46,431,347	$34,984,105

Amortized cost	$46,329,545	$34,791,570
Fair value basis adjustments	361	—

Total	$46,329,906	$34,791,570

Weighted average interest rate	1.00%	4.28%

Note 13. Mandatorily redeemable capital stock
Generally, the FHLBNY’s capital stock is redeemable at the option of either the member and the FHLBNY subject to certain conditions, and is subject to the provisions under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).
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

Federal Home Loan Bank of New York
Notes to Financial Statements
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
In compliance with this provision, dividends on mandatorily redeemable capital stock in the amount of $9.0 million, $11.7 million and $3.1 million were recorded as interest expense for the years ended December 31, 2008, 2007 and 2006.
If a member cancels notice of withdrawal, the FHLBNY will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
At December 31, 2008, mandatorily redeemable capital stocks of $143.1 million were held by former members who had attained non-member status by virtue of being acquired by non-members. A small number of members also became non-members by re-locating their charter to outside the FHLBNY’s membership districts.
Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	December 31,
	2008	2007

Redemption less than one year	$38,328	$127,010
Redemption from one year to less than three years	83,159	94,629
Redemption from three years to less than five years	14,646	15,281
Redemption after five years or greater	6,988	1,676

Total	$143,121	$238,596

Anticipated redemption assumes the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances. Commencing January 1, 2008, the Bank may also redeem, at its discretion, non-members’ membership stock.
Voluntary withdrawal from membership — As of December 31, 2008, there were no members who had formally notified the Bank of their intent to withdraw from membership and voluntarily redeem their capital stock, and no members’ or non-members’ redemption requests for stock remained pending at December 31, 2008.
Members acquired by non-members — When a member is acquired by a non-member, the FHLBNY reclassifies stock of members to a liability on the day the member’s charter is dissolved. Under existing practice, the FHLBNY repurchases stock held by former members if such stock is considered “excess” and is no longer required to support outstanding advances. Membership stock held by former members is reviewed annually and repurchased.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	December 31,
	2008	2007	2006

Beginning balance	$238,596	$109,950	$18,087
Capital stock subject to mandatory redemption reclassified from equity	64,758	186,981	230,851
Redemption of mandatorily redeemable capital stock [1]	(160,233)	(58,335)	(138,988)

Ending balance	$143,121	$238,596	$109,950

Accrued interest payable	$1,260	$4,921	$1,825

[1]	Redemption includes repayment of excess stock.

(The annualized rate accrual is at 3.50%, 8.05% and 6.25% for 2008, 2007 and 2006)
Note 14. Capital
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
Historical Background
In November 1999, the FHLBank Act was significantly modified by the Federal Home Loan Bank System Modernization Act, which was enacted as Title VI of the Gramm-Leach-Bliley Act (“GLB Act”). The GLB Act established voluntary membership for all members. A member may withdraw from membership and have its capital stock redeemed after providing to the FHLBNY the required notice. The GLB Act resulted in a number of changes in the capital structure of the FHLBanks. The GLB Act also removed the provision that required a non-thrift member to purchase additional stock to borrow from the FHLBank if the non-thrift member’s mortgage-related assets were less than 65 percent of total assets. A member may, at the FHLBank’s discretion, redeem at par value any capital stock greater than its statutory requirement or sell it at par value to another member of that FHLBank. The final Finance Agency capital rule was published on January 30, 2001, and required each FHLBank to submit a capital structure plan (“Capital Plan”) to the Finance Agency by October 29, 2001 in accordance with the provisions of the GLB Act and final capital rule. The Finance Agency approved the FHLBNY’s Capital Plan on July 18, 2002. The FHLBNY implemented its new Capital Plan, under the provisions of the GLB Act and the Finance Agency rules, on December 1, 2005.

Federal Home Loan Bank of New York
Notes to Financial Statements
Prior to the conversion to the new capital plan on December 1, 2005, the FHLBank Act required members to hold capital stock in the FHLBNY equal to the greater of:
•	5 % of the member’s total outstanding advances plus 5 % of the FHLBNY’s interest in the aggregate unpaid principal balance of all loans sold by the members to the FHLBNY, or

•	1% of the member’s total unpaid principal balance of residential mortgage loans (usually as of the most recent year-end), or

•	$500.
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
Any member that withdraws from membership must wait 5 years from the divestiture date for all capital stock that is held as a condition of membership unless the institution has cancelled its notice of withdrawal prior to that date and before being readmitted to membership in any FHLBank. Commencing in 2008, the Bank at its discretion may repay a non-member’s membership stock. See Footnote 1 next page.
The FHLBNY is subject to risk-based capital rules. Specifically, the FHLBNY is subject to three capital requirements under the new capital structure plan. First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, its market risk, and operations risk capital requirements calculated in accordance with the FHLBNY policy, rules, and regulations of the Finance Agency. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Agency may require the FHLBNY to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements. In addition, the FHLBNY is required to maintain at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 time divided by total assets. The FHLBNY was in compliance with the aforementioned capital rules and requirements.

[1]	On December 12, 2007 the Finance Board approved amendments to the FHLBNY’s ’s capital plan. The amendments allow the FHLBNY to recalculate the membership stock purchase requirement any time after 30 days subsequent to a merger. The amendments also permit the FHLBNY to use a zero mortgage asset base in performing the calculation, which recognizes the fact that the corporate entity that was once its member no longer exists. As a result of these amendments, the FHLBNY could determine that all of the membership stock formerly held by the member becomes excess stock, which would give the FHLBNY the discretion, but not the obligation, to repurchase that stock prior to the expiration of the five-year notice period.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	December 31, 2008		December 31, 2007
	Required [4]	Actual	Required [4]	Actual
Regulatory capital requirements:
Risk-based capital[1]	$650,333	$6,111,676	$578,653	$5,024,861
Total capital-to-asset ratio	4.00%	4.44%	4.00%	4.58%
Total capital[2]	$5,501,596	$6,113,082	$4,387,304	$5,025,494
Leverage ratio	5.00%	6.67%	5.00%	6.87%
Leverage capital[3]	$6,876,995	$9,168,920	$5,484,130	$7,537,925

[1]	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

[2]	Actual “Total capital” is “Risk-based capital” plus allowance for credit losses. Does not include reserves for the Lehman Brothers receivable which is a specific reserve.

[3]	Actual Leverage capital is “Risk-based capital” times 1.5 plus allowance for loan losses.

[4]	Required minimum.
The Finance Agency has indicated that the SFAS 150 accounting treatment for certain shares of the Bank’s capital stock will not affect the definition of total capital for purposes of determining the Bank’s compliance with regulatory capital requirements, calculating mortgage securities investment authority (300 percent of total capital), calculating unsecured credit exposure to other GSEs (100 percent of total capital), or calculating unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 15. Total comprehensive income
Total comprehensive income is comprised of Net income and other comprehensive income (loss), which includes unrealized gains and losses on available-for-sale securities, cash flow hedging activities and the additional minimum liability on employee supplemental retirement plans. Adjustments to adopt SFAS 158 in 2006, were included at December 31, 2006 as components of accumulated other comprehensive income only. Changes in Accumulated other comprehensive income (loss) and total comprehensive income were as follows for each of the three years ended December 31, 2008 (in thousands):

				Accumulated
	Available-	Cash	Supplemental	Other		Total
	for-sale	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	hedges	Plans	Income (Loss)	Income	Income

Balance, December 31, 2005	$—	$5,352	$(1,839)	$3,513

Net change	—	(10,115)	2,195	(7,920)	$285,195	$277,275

Incremental impact of adopting SFAS 158	—	—	(6,141)	(6,141)

Balance, December 31, 2006	—	(4,763)	(5,785)	(10,548)

Net change	(373)	(25,452)	698	(25,127)	$323,105	$297,978

Balance, December 31, 2007	(373)	(30,215)	(5,087)	(35,675)

Net change	(64,047)	24	(1,463)	(65,486)	$259,060	$193,574

Balance, December 31, 2008	$(64,420)	$(30,191)	$(6,550)	$(101,161)

Note 16. Earnings per share of capital
The following table sets forth the computation of earnings per share (dollars in thousands except per share amounts):

	December 31,
	2008	2007	2006

Net income	$259,060	$323,105	$285,195

Net income available to stockholders	$259,060	$323,105	$285,195

Weighted average shares of capital	50,894	39,178	37,879
Less: Mandatorily redeemable capital stock	(1,664)	(1,463)	(509)

Average number of shares of capital used to calculate earnings per share	49,230	37,715	37,370

Net earnings per share of capital	$5.26	$8.57	$7.63

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
Effective January 1, 2009, the Bank offers a Nonqualified Deferred Compensation Plan to certain officers employees and to the members of the Board of Directors of the Bank. Participants in the plan may elect to defer all or a portion of their compensation earned. The deferment period is for a minimum period of five years.

Federal Home Loan Bank of New York
Notes to Financial Statements
Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses for the years ended (in thousands):

	December 31,
	2008	2007	2006

Defined Benefit Plan	$5,872	$6,006	$5,536
Benefit Equalization Plan (defined benefit)	1,878	1,908	1,260
Defined Contribution Plan and BEP Thrift	721	1,346	1,141
Postretirement Health Benefit Plan	990	2,377	1,830

Total retirement plan expenses	$9,461	$11,637	$9,767

Benefit Equalization Plan (BEP)
The plan’s liability consisted of the accumulated compensation deferrals and accrued interest on the deferrals. There were no plan assets that have been designated for the BEP plan.
The accrued pension costs for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2008	2007

Accumulated benefit obligation	$14,030	$11,005
Effect of future salary increase	3,392	4,026

Projected benefit obligation	17,422	15,031
Unrecognized prior service cost	523	666
Unrecognized net (loss)	(6,158)	(5,396)

Accrued pension cost	$11,787	$10,301

Components of the projected benefit obligation for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2008	2007

Projected benefit obligation at the beginning of the year	$15,031	$11,580
Service	614	626
Interest	944	880
Benefits paid	(392)	(346)
Actuarial loss	1,225	2,786
Plan amendments	—	(495)

Projected benefit obligation at the end of the year	$17,422	$15,031

The measurement date used to determine current period projected benefit obligation for the BEP plan was December 31, 2008.

Federal Home Loan Bank of New York
Notes to Financial Statements
Amounts recognized in the Statements of Condition for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2008	2007

Unrecognized (gain)/loss	$6,158	$5,396
Prior service cost	(523)	(666)

Accumulated other comprehensive loss	$5,635	$4,730

Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2008	2007

Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	392	346
Benefits paid	(392)	(346)

Fair value of the plan assets at the end of the year	$—	$—

Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	December 31,
	2008	2007	2006

Service cost	$614	$626	$388
Interest cost	944	880	604
Amortization of unrecognized prior service cost	(143)	(112)	(50)
Amortization of unrecognized net loss	463	514	318

Net periodic benefit cost	$1,878	$1,908	$1,260

Other changes in benefit obligations recognized in Accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2008	2007

Net loss (gain)	$1,225	$2,786
Prior service cost (benefit)	—	381
Amortization of net loss (gain)	(463)	(514)
Amortization of prior service cost (benefit)	143	112
Amortization of net obligation	—	—

Total recognized in other comprehensive income	$905	$2,765

Total recognized in net periodic benefit cost and other comprehensive income	$2,783	$4,673

Federal Home Loan Bank of New York
Notes to Financial Statements
The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

	December 31,
	2009	2008

Expected amortization of net (gain)/loss	$539	$463
Expected amortization of prior service cost/(credit)	$(143)	$(143)
Expected amortization of transition obligation/(asset)	$—	$—
Key assumptions and other information for the actuarial calculations to determine current year’s benefit obligations for the FHLBNY’s BEP plan were as follows (dollars in thousands):

	2008	2007	2006

Discount rate *	6.14%	6.37%	5.65%
Salary increases	5.50%	5.50%	5.50%
Amortization period (years)	8	8	8
Benefits paid during the year	$(392)	$(346)	$(346)

*	The discount rate was based on the Citigroup Pension Liability Index at December 31, 2008 and adjusted for durations.
Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments

2009	$544
2010	639
2011	872
2012	914
2013	972
2014-2018	6,020

Total	$9,961

The net periodic benefit cost for 2009 is expected to be $2.1 million.

Federal Home Loan Bank of New York
Notes to Financial Statements
Postretirement Health Benefit Plan
The FHLBNY has a postretirement health benefit plan for retirees. Assumptions used in determining the accumulated postretirement benefit obligation (“APBO”) included a discount rate of 6.14%. The effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $230.5 thousand and in APBO of $2.1 million. The effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $188.6 thousand and in APBO of $1.7 million. Employees over the age of 55 are eligible provided they have completed ten years of service after age 45.
Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2008 and 2007 were (in thousands):

	December 31,
	2008	2007
Accumulated postretirement benefit obligation at the beginning of the year	$13,109	$14,577
Service cost	505	727
Interest cost	820	903
Actuarial loss	(184)	2,574
Benefits paid, net of participants’ contributions	(296)	(381)
Change in plan assumptions	403	(812)
Change in plan provisions	—	(4,479)

Accumulated postretirement benefit obligation at the end of the year	14,357	13,109
Unrecognized net gain	—	—

Accrued postretirement benefit cost	$14,357	$13,109

Changes in postretirement health benefit plan assets were (in thousands):

	December 31,
	2008	2007
Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	296	381
Benefits paid, net of participants’ contributions and subsidy received	(296)	(381)

Fair value of plan assets at the end of the year	$—	$—

Amounts recognized in Accumulated other comprehensive income for the Bank’s postretirement benefit obligation were (in thousands):

	December 31,
	2008	2007

Prior service cost/(credit)	$(3,566)	$(4,297)
Net loss/(gain)	4,481	4,654

Accrued pension cost	$915	$357

Federal Home Loan Bank of New York
Notes to Financial Statements
The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the postretirement health benefit plan are expected to be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands);

	December 31,
	2009	2008

Expected amortization of net (gain)/loss	$312	$265
Expected amortization of prior service cost/(credit)	$(731)	$(731)
Expected amortization of transition obligation/(asset)	$—	$—
Components of the net periodic benefit cost for the postretirement health benefit plan were (in thousands):

	December 31,
	2008	2007	2006

Service cost (benefits attributed to service during the period)	$505	$727	$814
Interest cost on accumulated postretirement health benefit obligation	820	903	748
Amortization of loss	396	319	268
Additional gain on recognition of plan amendment	—	611	—
Amortization of prior service cost/(credit)	(731)	(183)	—

Net periodic postretirement health benefit cost	$990	$2,377	$1,830

Other changes in benefit obligations recognized in Accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2008	2007

Net loss (gain)	$218	$1,763
Prior service cost (benefit)	—	(4,479)
Amortization of net loss (gain)	(396)	(319)
Amortization of prior service cost (benefit)	731	(428)
Amortization of net obligation	—	—

Total recognized in other comprehensive income	$553	$(3,463)

Total recognized in net periodic benefit cost and other comprehensive income	$1,543	$(1,086)

The measurement date used to determine current year’s benefit obligation was December 31, 2008.

Federal Home Loan Bank of New York
Notes to Financial Statements
Key assumptions and other information to determine current year’s obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	2008	2007	2006
Weighted average discount rate at the end of the year	6.14%	6.37%	5.65%

Health care cost trend rates:
Assumed for next year	7.00%	7.00%	7.00%
Ultimate rate	5.00%	4.50%	4.50%
Year that ultimate rate is reached	2011	2016	2016
Alternative amortization methods used to amortize
Prior service cost	Straight — line	Straight — line	Straight — line
Unrecognized net (gain) or loss	Straight — line	Straight — line	Straight — line
The discount rate was based on the Citigroup Pension Liability Index at December 31, 2008 and adjusted for duration.
Future postretirement benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments

2009	$502
2010	533
2011	563
2012	594
2013	608
2014-2018	3,139

Total	$5,939

The Bank’s postretirement health benefit plan accrual for 2009 is expected to be $1.0 million.
Note 18. Derivatives and hedging activities
General — The FHLBNY may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements to manage its exposure to changes in interest rates. The FHLBNY may also use callable swaps to potentially adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The FHLBNY uses derivatives in three ways: by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e., an “economic hedge”). For example, the FHLBNY uses derivatives in its overall interest-rate risk management to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to adjust the interest-rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the FHLBNY also uses derivatives: to manage embedded options in assets and liabilities; to hedge the market value of existing assets and liabilities and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs where possible.

Federal Home Loan Bank of New York
Notes to Financial Statements
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
The FHLBNY, consistent with Finance Agency’s regulations, enters into derivatives to manage the market risk exposures inherent in otherwise unhedged assets and funding positions. The FHLBNY utilizes derivatives in the most cost efficient manner and may enter into derivatives as economic hedges that do not qualify for hedge accounting under SFAS 133 accounting rules. As a result, when entering into such non-qualified hedges, the FHLBNY recognizes only the change in fair value of these derivatives in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities with no offsetting fair value adjustments for the hedged asset, liability, or firm commitment.
Hedging activities
Consolidated Obligations — The FHLBNY manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflows on the derivative with the cash outflow on the consolidated obligation. While consolidated obligations are the joint and several obligations of the FHLBanks, one or more FHLBanks may individually serve as counterparties to derivative agreements associated with specific debt issues. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and each of those FHLBanks could simultaneously enter into a matching derivative in which the counterparty pays to the FHLBank fixed cash flows designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligations. Such transactions are treated as fair value hedges under SFAS 133. In the third quarter of 2008, the FHLBNY elected the Fair Value Option under SFAS 159 for certain consolidated obligation bonds and these were measured under the provisions of SFAS 157 as of September 30, 2008. The Bank also executed interest rate swaps to mitigate the volatility resulting from changes in fair values of the bonds designated under the FVO. The FHLBanks may issue variable-rate consolidated obligations bonds indexed to 1 month-LIBOR, the U.S. Prime rate, or federal funds rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable rate debt to 3-month LIBOR, the Bank’s preferred funding base. The interest rate swaps were accounted as economic hedges of the floating-rate bonds.
The issuance of the FHLB fixed-rate bonds to investors and the execution of interest rate swaps typically results in cash flow pattern in which the FHLBNY has effectively converted the bonds’ cash flows to variable cash flows that closely match the interest payments it receives on short-term or variable-rate advances. From time-to-time, this intermediation between the capital and swap markets has permitted the FHLBNY to raise funds at a lower cost than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets. The FHLBNY does not issue consolidated obligations denominated in currencies other than U.S. dollars.

Federal Home Loan Bank of New York
Notes to Financial Statements
Advances — With a putable advance (also referred to as convertible) advance borrowed by a member, the FHLBNY may purchase from the member a put option that enables the FHLBNY to effectively convert an advance from fixed rate to floating rate if interest rates increase, or to terminate the advance and extend additional credit on new terms. The FHLBNY may hedge a convertible advance by entering into a cancelable derivative where the FHLBNY pays fixed and receives variable. This type of hedge is treated as a fair value hedge under SFAS 133. The swap counterparty can cancel the derivative on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit on new terms.
The optionality embedded in certain financial instruments held by the FHLBNY can create interest-rate risk. When a member prepays an advance, the FHLBNY could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the FHLBNY generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. When the Bank offers advances (other than short-term) that members may prepay without a prepayment fee, it usually finances such advances with callable debt. The Bank has not elected the FVO for any advances.
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
The FHLBNY manages the interest rate and prepayment risks associated with mortgages through debt issuance. The FHLBNY issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The FHLBNY analyzes the duration, convexity and earnings risk of the mortgage portfolio on a regular basis under various rate scenarios. The Bank has not elected the FVO for any mortgage loans.
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
Forward Settlements — There were no forward settled securities at December 31, 2008 or at December 31, 2007 that would settle outside the shortest period of time for the settlement of such securities.

Federal Home Loan Bank of New York
Notes to Financial Statements
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
Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate swaps and interest rate caps and their fair value in which the FHLBNY was an intermediary was $300.0 million and $70.0 million as of December 31, 2008 and 2007. Fair values of derivatives in which the Bank acted as an intermediary were not material at December 31, 2008 and 2007. Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.
Economic hedges — At December 31, 2008, economic hedges comprised primarily of: (1) short- and medium-term interest rate swaps that hedged the basis risk (Prime rate, Fed fund rate, and the 1-month LIBOR index) of variable-rate bonds issued by the FHLBNY. These swaps were considered freestanding and changes in the fair values of the swaps were recorded through income. The FHLBNY believes the operational cost of designating the basis hedges in a SFAS 133 qualifying hedge would outweigh the benefits of applying hedge accounting. (2) Interest rate caps acquired in the second quarter of 2008 to hedge balance sheet risk were considered freestanding derivatives with fair value changes recorded through Other income (loss) as a Net realized and unrealized gain or loss on derivatives and hedging activities. (3) Interest rate swaps hedging balance sheet risk. (4) Interest rate swaps that had been accounted under the provisions of SFAS 133 but had been de-designated from hedge accounting as they were assessed as being not highly effective hedges. (5) Interest rate swaps executed to offset the fair value changes of bonds designated under the provisions of SFAS 159. The FHLBNY is not a derivatives dealer and does not trade derivatives for short-term profit. See tables in the following pages for more information.

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
The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives. When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure, less collateral held, represents the appropriate measure of credit risk. Substantially all derivative contracts are subject to master netting agreements or other right of offset arrangements. At December 31, 2008 and 2007, the Bank’s credit risk, as defined above, was approximately $20.2 million and $29.0 million after the recognition of collateral held by the FHLBNY. The credit risk at December 31, 2008 and 2007 included $0.7 million and $53.0 million in net interest receivable. In determining credit risk, the FHLBNY considers accrued interest receivables and payables, and the legal right to offset assets and liabilities by counterparty. Exposure to counterparties before offsetting cash collateral received from derivative counterparties totaled $64.9 million, and the exposure was reduced to $3.7 million after giving effect of cash collateral received. The exposures were to counterparties rated at least a single-A. The remaining exposure was to members. The Bank held $61.2 million and $41.3 million in cash as collateral as of December 31, 2008 and 2007. Based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table represented outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008		2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value — SFAS 133	$84,582,796	$(4,531,004)	$81,766,313	$(1,243,427)
Cash flow — SFAS 133	—	—	127,500	(177)
Economic	39,691,142	(76,412)	1,538,100	5,454
Fair value matched to hedge liabilities designated under SFAS 159	983,000	7,699	—	—
Interest rate caps/floors
Economic-fair value changes	2,357,000	8,174	1,157,694	2
Mortgage delivery commitments (MPF)
Economic-fair value changes	10,395	(108)	1,351	5
Other
Intermediation	300,000	484	70,000	22

Total	$127,924,333	$(4,591,167)	$84,660,958	$(1,238,121)

Total derivatives, excluding accrued interest		$(4,591,167)		$(1,238,121)
Cash collateral pledged to counteparties		3,836,370		396,400
Cash collateral received from counterparties		(61,209)		(41,300)
Accrued interest		(25,418)		238,657

Net derivative balance		$(841,424)		$(644,364)

Net derivative asset balance		$20,236		$28,978
Net derivative liability balance		(861,660)		(673,342)

Net derivative balance		$(841,424)		$(644,364)

The categories —“Fair value”, “Mortgage delivery commitment”, and “Cash Flow” hedges — represent derivative transactions accounted for as hedges. If any such hedges do not qualify for hedge accounting under the provisions of SFAS 133, they are classified as “Economic” hedges. Changes in fair values of economic hedges are recorded through the income statement without the offset of corresponding changes in the fair value of the hedged item. Changes in fair values of SFAS 133 qualifying derivative transactions designated in fair value hedges are recorded through the income statement with the offset of corresponding changes in the fair values of the hedged items. The effective portion of changes in the fair values of derivatives designated in a qualifying cash flow hedge is recorded in Accumulated other comprehensive income (loss).
Prior year-end reclassification — December 31, 2007 presentation was retrospectively conformed as a result of the adoption of FSP FIN 39-1 on January 1, 2008. Cash collateral pledged by the Bank and received by the Bank which had been previously reported as interest-bearing assets and liabilities have been reclassified and are presented at December 31, 2007 as components of Derivative liabilities and Derivative assets in the Statements of Condition.

Federal Home Loan Bank of New York
Notes to Financial Statements
Earnings impact of derivatives and hedging activities
Net realized and unrealized gain (loss) on derivatives and hedging activities
The FHLBNY reported the following net gains (losses) from derivatives and hedging activities (in thousands):

	Years ended December 31,
	2008	2007[2]	2006[2]
Earnings impact of derivatives and hedging activities gain (loss):
SFAS 133 Hedging
Cash flow hedge-ineffectiveness	$(9)	$9	$—
Fair value hedges-ineffectiveness	(12,025)	5,910	3,150
Economic Hedging
Economic hedges-fair value changes-options	(40,773)	(2,611)	(6,604)
Net interest income-options	101	3,630	7,862
Economic hedges-fair value changes-MPF delivery commitments	(3)	(171)	22
Fair value changes-economic hedges [1]	(45,239)	9,695	4,666
Net interest expense-economic hedges [1]	(126,533)	1,894	580
Macro hedge-swaps	18,029	—	—
Fair value matched to hedge liabilities designated under SFAS 159
Fair value changes-interest rate swaps	7,193	—	—

Net impact on derivatives and hedging activities	$(199,259)	$18,356	$9,676

[1]	Includes de minimis amount of net gains on member intermediated swaps.

[2]	Presentations for prior periods have been conformed to match current period presentation and had no impact on the Net gains (losses) on derivatives and hedging activities.
Prior period interest accruals associated with hedges are allocated by category in the table above to conform to current period classification to more precisely match gains and losses from hedging activities. This reclassification has no impact on the recorded Net realized and unrealized gain (loss) on derivatives and hedging activities.
Gains and losses from hedging activities designated as fair value hedges are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss). Ineffectiveness from hedges designated as cash flow hedges was a loss of $9.0 thousand in 2008. Net ineffectiveness from fair value hedges was a loss of $12.0 million in 2008, and gains of $5.9 million and $3.2 million in 2007 and 2006.
Amortization of basis resulting from modified advance hedges amounted to gains of $0.5 million, $1.0 million, and $2.1 million for the years ended December 31, 2008, 2007 and 2006.
Cash Flow hedges
There were no material amounts for the years ended December 31, 2008, 2007 and 2006 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. The maximum length of time over which the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions is between 3 and six months. No cash flow hedges were outstanding at December 31, 2008 although the Bank had executed cash flow hedges during 2008; the notional amount outstanding at December 31, 2007 was $127.5 million.

Federal Home Loan Bank of New York
Notes to Financial Statements
The effective portion of the gain or loss on swaps designated and qualifying as a cash flow hedging instrument is reported as a component of Accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged forecasted bond expenses affect earnings. The balances in Accumulated other comprehensive income from terminated cash flow hedges represented net realized losses of $30.2 million at December 31, 2008 and 2007. Over the next 12 months, it is expected that about $7.5 million in net losses recorded in Accumulated other comprehensive income will be recognized as a charge to earnings in 2009 as a yield adjustment to interest expense of consolidated bonds.
Impact of the bankruptcy of Lehman Brothers
On September 15, 2008, Lehman Brothers Holdings, Inc. (LBHI), the parent company of Lehman Brothers Special Financing Inc. (LBSF) and a guarantor of LBSF’s obligations filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. LBSF was a counterparty to FHLBNY on multiple derivative transactions under International Swap Dealers Association, Inc. master agreements with a total notional amount of $16.5 billion at the time of termination of the FHLBanks’ derivative transactions with LBSF. The FHLBNY notified LBSF of the FHLBNY’s intent to early terminate all outstanding derivative positions with LBSF. The FHLBNY had deposited $509.6 million with LBSF in cash as collateral. The net amount that is due to the Bank after giving effect to obligations that are due LBSF was approximately $64.5 million, and the Bank has fully reserved the LBSF receivables as the bankruptcy of LBHI and LBSF make the timing and the amount of the recovery uncertain. The loss has been reported as a charge to Other Income (loss) in the Statements of Income as a Provision for derivative counterparty credit losses.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 19. Fair Values of Financial Instruments
Items Measured at Fair Value on a Recurring Basis
The following table presents for each SFAS 157 hierarchy level, the FHLBNY’s assets and liabilities that were measured at fair value on its Statements of Condition at December 31, 2008 (in thousands):

	December 31, 2008
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities	$2,861,869	$—	$2,861,869	$—	$—
Advances	—	—	—	—	—
Mortgage Loans	—	—	—	—	—
Derivative assets	20,236	—	81,445	—	(61,209)
Other assets	—	—	—	—	—

Total assets at fair value	$2,882,105	$—	$2,943,314	$—	$(61,209)

Liabilities
Consolidated obligations:
Discount notes	$—	$—	$—	$—	$—
Bonds	(998,942)	—	(998,942)	—	—
Derivative liabilities	(861,660)	—	(4,698,030)	—	3,836,370

Total liabilities at fair value	$(1,860,602)	$—	$(5,696,972)	$—	$3,836,370

Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities would be measured at fair value on a nonrecurring basis. For the FHLBNY, such items may include mortgage loans in foreclosure, or mortgage loans written down to fair value. Amounts of such items were de minimis at December 31, 2008. No securities designated as held-to-maturity were written down to fair value as a result of other-than-temporary impairment at December 31, 2008.

Federal Home Loan Bank of New York
Notes to Financial Statements
Estimated fair values (SFAS 107) – Summary Tables
The carrying value and estimated values of the FHLBNY’s financial instruments were as follows (in thousands):

	December 31, 2008
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	Fair Value
Assets
Cash and due from banks	$18,899	$—	$18,899
Interest-bearing deposits	12,169,096	1,585	12,170,681
Federal funds sold	—	—	—
Available-for-sale securities	2,861,869	—	2,861,869
Held-to-maturity securities
Long-term securities	10,130,543	(196,070)	9,934,473
Certificates of deposit	1,203,000	328	1,203,328
Advances	109,152,876	268,482	109,421,358
Mortgage loans, net	1,457,885	38,444	1,496,329
Accrued interest receivable	492,856	—	492,856
Derivative assets	20,236	—	20,236
Other financial assets	2,713	—	2,713

Liabilities
Deposits	1,451,978	670	1,452,648
Consolidated obligations:
Bonds	82,256,705	276,343	82,533,048
Discount notes	46,329,906	79,001	46,408,907
Mandatorily redeemable capital stock	143,121	—	143,121
Accrued interest payable	426,144	—	426,144
Derivative liabilities	861,660	—	861,660
Other financial liabilities	38,594	—	38,594
The carrying values and estimated fair values of the FHLBNY’s financial instruments as of December 31, 2007, were as follows (in thousands):

	December 31, 2007
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	Fair Value
Assets
Cash and due from banks	$7,909	$—	$7,909
Federal funds sold	4,381,000	720	4,381,720
Available-for-sale securities	13,187	—	13,187
Held-to-maturity securities
Long-term securities	10,284,754	(4,941)	10,279,813
Certificates of deposit	10,300,200	7,178	10,307,378
Advances	82,089,667	146,865	82,236,532
Mortgage loans, net	1,491,628	(5,620)	1,486,008
Loans to other FHLBanks	55,000	—	55,000
Accrued interest receivable	562,323	—	562,323
Derivative assets	28,978	—	28,978
Other financial assets	1,711	—	1,711

Liabilities
Deposits	1,605,535	3	1,605,538
Consolidated obligations:
Bonds	66,325,817	197,907	66,523,724
Discount notes	34,791,570	6,914	34,798,484
Mandatorily redeemable capital stock	238,596	—	238,596
Accrued interest payable	655,870	—	655,870
Derivative liabilities	673,342	—	673,342
Other financial liabilities	28,941	—	28,941

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table summarizes the activity related to consolidated obligation bonds for which the Bank elected the fair value option under SFAS 159 (in thousands):

December 31, 2008
Balance, beginning of the period	$—
New transaction elected for fair value option	1,014,000
Maturities and terminations	(31,000)
Change in fair value	8,325
Change in accrued interest	7,617

Balance, end of the period	$998,942

The following table presents the change in fair value include in the statement of income for the consolidated obligation bonds designated under SFAS 159 (in thousands):

Total change in fair
	Interest expense on		value included in
	consolidated	Net gain(loss) due to	current period
	obligation bonds	changes in fair value	earnings
Year ended December 31, 2008
Consolidated obligation bonds	$(7,835)	$(8,325)	$(16,160)

The following table compares the aggregate fair value and aggregate remaining contractual fair value and aggregate remaining contractual principal balance outstanding of consolidated obligation bonds for which the fair value option has been elected under SFAS 159 (in thousands):

	December 31, 2008
			Fair value
	Principal Balance	Fair value	over/(under)
Consolidated obligation bonds	$983,000	$998,942	$15,942

Notes to Estimated Fair Values of financial instruments (SFAS 107)
The fair value of financial assets is defined as the price FHLBNY would receive to sell an asset in an orderly transaction between market participants at the measurement date. A financial liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices are not available, valuation models and inputs are utilized. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or markets and the instruments’ complexity.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
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
Investment securities
The fair value of investment securities is estimated by management using information from specialized pricing services that use pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models employed by pricing services for most of the Bank’s investments are market based and observable and are considered as Level 2 securities. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs in the models are based on new issue and secondary market transactions if securities that are traded in sufficient volumes in the secondary market. The valuation of the Bank’s private-label securities that are all designated as held-to-maturity may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 because the inputs may not be market based and observable.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
Derivative assets and liabilities
The FHLBNY’s derivatives are traded in the over-the-counter market and are valued using discounted cash flow models that use as their basis, readily observable and market based inputs. Significant inputs include interest rates and volatilities. These derivative positions are classified within Level 2 of the valuation hierarchy, and include interest rate swaps, swaptions, interest rate caps and floors, and mortgage delivery commitments. SFAS No. 157 clarified that the valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing and non-performance risk. The Bank has collateral agreements with all its derivative counterparties and vigorously enforces collateral exchanges at least weekly. The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level and no adjustments were deemed necessary to the recorded fair value of derivative assets and derivative liabilities in the Statement of conditions at December 31, 2008 and 2007.
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
Mandatorily redeemable capital stock
The FHLBNY considers the fair value of capital subject to mandatory redemption, for purposes of SFAS 107, as the redemption value of the stock, which is generally par plus accrued estimated dividend. The FHLBNY has a cooperative structure. Stock can only be acquired by members at par value and redeemed at par value. Stock is not traded publicly and no market mechanism exists for the exchange of stock outside the cooperative structure.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 20. Commitments and contingencies
The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” as amended by FSP No. FAS 133-1 and FIN 45-4. (“FIN 45”), the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception in FIN 45. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2008 and 2007. The par amount of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, were approximately $1.258.2 billion and $1,178.9 billion at December 31, 2008 and 2007.
Commitments for additional advances totaled approximately $19.0 billion and $19.5 billion as of December 31, 2008 and 2007. Commitments are conditional and were for periods of up to twelve months. Extension of credit under these commitments is subject to certain collateral requirements and other financial criteria at the time the commitment is drawn upon. Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $908.6 million and $442.3 million as of December 31, 2008 and 2007, respectively and had original terms of up to fifteen years, with a final expiration in 2019. Standby letters of credit are fully collateralized at the time of issuance. Unearned fees on standby letters of credit are recorded in other liabilities and were not significant as of December 31, 2008 and 2007. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit.
During the third quarter of 2008, each FHLBank, including the FHLBNY, entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury a list of eligible collateral updated on a weekly basis. As of December 31, 2008, the FHLBNY had provided the U.S. Treasury listings of advance collateral amounting to $16.3 billion, which provides for maximum borrowings of $14.2 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2008 no FHLBank had drawn on this available source of liquidity. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4 billion.

Federal Home Loan Bank of New York
Notes to Financial Statements
Under the MPF program, the Bank was unconditionally obligated to purchase $10.4 million and $1.4 million in mortgage loans at December 31, 2008 and 2007. Commitments are generally for periods not to exceed 45 days. Under the provision of SFAS 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities,” such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $246.9 million and $268.6 million as of December 31, 2008 and 2007.
The FHLBNY generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure. To mitigate the counterparties exposures, the FHLBNY pledge $3.8 billion and $396.4 million in cash as collateral at December 31, 2008 and 2007, and these amounts were reported in assets and included in interest-bearing deposits. At December 31, 2008 and 2007, the FHLBNY was also exposed to credit risk associated with outstanding derivative transactions measured by the replacement cost of derivatives in a gain position. The Bank’s reported credit exposure was reduced by cash collateral of $61.2 million and $41.3 million delivered by derivatives counterparties and held by the Bank at December 31, 2008 and 2007.
The FHLBNY charged to operating expenses net rental costs of approximately $3.2 million, $3.1 million, and $3.1 million for years ended December 31, 2008, 2007 and 2006. Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table summarizes contractual obligations and contingencies as of December 31, 2008 (in thousands):

	December 31, 2008
	Payments due or expiration terms by period
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations

Consolidated obligations-bonds at par [1]	$49,568,550	$21,492,250	$5,822,025	$4,071,350	$80,954,175

Mandatorily redeemable capital stock [1]	38,328	83,159	14,646	6,988	143,121

Premises (lease obligations) [2]	3,116	6,233	6,280	8,764	24,393

Total contractual obligations	49,609,994	21,581,642	5,842,951	4,087,102	81,121,689

Other commitments

Standby letters of credit	864,981	19,643	16,024	7,915	908,563

Unused lines of credit and other conditional commitments	19,008,345	—	—	—	19,008,345

Consolidated obligation bonds/discount notes traded not settled	706,501	—	—	—	706,501

Firm commitment-advances	40,000	—	—	—	40,000

Open delivery commitments (MPF)	10,395	—	—	—	10,395

Total other commitments	20,630,222	19,643	16,024	7,915	20,673,804

Total obligations and commitments	$70,240,216	$21,601,285	$5,858,975	$4,095,017	$101,795,493

[1]	Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures. Certain consolidated bonds are callable and if exercised by the Bank may result in a shorter duration than the contractual maturities.

[2]	Immaterial amount of commitment for equipment leases not included.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
The top five advance holders at December 31, 2008, 2007 and 2006, and associated interest income for the years then ended are summarized as follows (dollars in thousands):

	December 31, 2008
				Percentage of
			Par	Total Par Value	Interest
	City	State	Advances	of Advances	Income

Hudson City Savings Bank [1]	Paramus	NJ	$17,525,000	17.0%	$671,146
Metropolitan Life Insurance Company	New York	NY	15,105,000	14.6	260,420
Manufacturers and Traders Trust Company	Buffalo	NY	7,999,689	7.7	257,649
New York Community Bank [1]	Westbury	NY	7,796,517	7.5	337,019
Astoria Federal Savings and Loan Assn.	Long Island City	NY	3,738,000	3.6	151,066

Total			$52,164,206	50.4%	$1,677,300

[1]	Officer of member bank also serves on the Board of Directors of the FHLBNY.

	December 31, 2007
				Percentage of
			Par	Total Par Value	Interest
	City	State	Advances	of Advances	Income

Hudson City Savings Bank	Paramus	NJ	$14,191,000	17.6%	$461,568
New York Community Bank	Westbury	NY	8,138,625	10.1	326,012
Manufacturers and Traders Trust Company	Buffalo	NY	6,505,625	8.1	247,104
HSBC Bank USA, National Association	New York	NY	5,508,585	6.8	240,347
Metropolitan Life Insurance Company	New York	NY	4,555,000	5.7	81,724

Total			$38,898,835	48.3%	$1,356,755

	December 31, 2006
				Percentage of
			Par	Total Par Value	Interest
	City	State	Advances	of Advances	Income

Hudson City Savings Bank	Paramus	NJ	$8,873,000	15.0%	$289,348
New York Community Bank	Westbury	NY	7,878,877	13.4	315,626
HSBC Bank USA, National Association	New York	NY	5,009,503	8.5	260,749
Manufacturers and Traders Trust Company	Buffalo	NY	3,423,231	5.8	188,514
Astoria Federal Savings and Loan Assn.	Long Island City	NY	2,480,000	4.2	114,426

Total			$27,664,611	46.9%	$1,168,663

The following table summarizes capital stock held by members who were beneficial owners of more than 5% of the FHLBNY’s outstanding capital stock as of December 31, 2008 (shares in thousands):

		Number	Percent
	December 31, 2008	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock

Hudson City Savings Bank *	West 80 Century Road, Paramus, NJ 07652	8,656	15.11%
Metropolitan Life Insurance Company	200 Park Ave., New York, NY 10166	8,302	14.49
Manufacturers and Traders Trust Company	One M & T Plaza, Buffalo, NY 14203	4,327	7.55
New York Community Bank *	615 Merrick Avenue, Westbury, NY 11590	3,928	6.86

		25,213	44.01%

*	Officer of member bank also serves on the Board of Directors of the FHLBNY.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at December 31, 2008. Based on this evaluation, they concluded that as of December 31, 2008, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
Management’s Reporting on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II , Item 8 of the Annual Report on Form 10-K and incorporated hereon by reference.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
2008/2009 Board of Directors
The FHLBank Act, as amended by the Housing and Economic Recovery Act of 2008 (“HERA”), provides that an FHLBank’s board of directors is to comprise 13 directors, or such other number as the Director of the Federal Housing Finance Agency determines appropriate. For 2009, the Director has designated 17 directorships for the Bank, 10 of which are member directorships and seven of which are independent directorships. In contrast, in 2008, there were 16 directorships: 10 member directorships and 6 independent directorships. (Prior to the adoption of HERA on July 30, 2008, the member directorships were known as elected directorships and the independent directors were known as appointed directorships.)

All individuals serving as Bank directors must be United States citizens. A majority of the directors must be member directors and at least 2/5 must be independent directors. A member directorship may be held only by an officer or director of a member institution that is located within the Bank’s district and that meets all minimum regulatory capital requirements. Member directors are elected by stockholders in, respectively, New York, New Jersey, and Puerto Rico and the U.S. Virgin Islands. In contrast, an independent directorship may be held only by an individual who is a bona fide resident of the Bank’s district, who is not a director, officer, or employee of a member institution or of any person that receives advances from the Bank, and who is not an officer of any FHLBank. Independent directors are elected through a district-wide election process. See Item 4 of this Form 10-K for more information about the director election process.
The following table sets forth information regarding each of the directors of the FHLBNY who served on the Board at any time during the period from January 1, 2008 through the date of this annual report on Form 10-K. Unless otherwise indicated, all persons in the below table served continuously on the Board from January 1, 2008 through the date of this annual report on Form 10-K. Footnotes are used to specifically identify those directors who: (i) served on the Board only for a portion of 2008; (ii) served on the Board only for a portion of 2008 and who were also elected to serve by Bank members for a new term on the Board commencing January 1, 2009; or (iii) did not serve on the Board in 2008 but who were elected to serve by Bank members for a term on the Board commencing January 1, 2009. The footnotes also provide additional information about the Directors who served as Chair and Vice Chair of the Board during the aforementioned time period. After the table is biographical information for each director.
No director has any family relationship with any other director or executive officer of the Bank. No director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

		Bank	Expiration	Represents
	Age as of	Director	of Term	Bank	Director
Director Name	3/27/2009	Since	12/31/	Members in	Type

Michael M. Horn (Chair) [a]	69	4/2007	2009	2nd District	Independent
José Ramon González (Vice Chair) [b]	54	1/2004	2009	PR & USVI	Member
David W. Lindstrom (Past Chair) [c]	69	1/2003	2008	NJ	Member
Anne Evans Estabrook	64	1/2004	2010	2nd District	Independent
Joseph R. Ficalora	62	1/2005	2010	NY	Member
Carl A. Florio [d]	60	1/2006	2008	NY	Member
Jay M. Ford [e]	59	6/2008	2012	NJ	Member
James W. Fulmer	57	1/2007	2009	NY	Member
Ronald E. Hermance, Jr.	61	1/2005	2010	NJ	Member
Katherine J. Liseno	64	1/2004	2009	NJ	Member
Kevin J. Lynch	62	1/2005	2010	NJ	Member
Joseph J. Melone	77	4/2007	2009	2nd District	Independent
Richard S. Mroz	47	3/2002	2010	2nd District	Independent
Thomas M. O’Brien [f]	58	4/2008	2012	NY	Member
C. Cathleen Raffaeli	52	4/2007	2012	2nd District	Independent
Edwin C. Reed	55	4/2007	2012	2nd District	Independent
John M. Scarchilli	57	8/2006	2010	NY	Member
DeForest B. Soaries, Jr. [g]	57	1/2009	2011	2nd District	Independent
George Strayton	65	6/2006	2011	NY	Member

[a]	Mr. Horn, who had served as Vice Chair of the Board since January 1, 2008, became Acting Board Chair on May 8, 2008 and Board Chair on May 13, 2008, thus filling the unexpired portion of the Chair term that is scheduled to expire on December 31, 2009.

[b]	Mr. Gonzalez became Board Vice Chair on June 19, 2008, thus filling the unexpired portion of the Vice Chair term that was scheduled to run through December 31, 2008. The Board later elected him to serve as Vice Chair for the years 2009 and 2010.

[c]	Mr. Lindstrom’s service as a director on the Board ended on May 7, 2008 (prior to the end of his scheduled term, which was December 31, 2008) as a result of the end of his employment with Bank member Franklin Bank; under Finance Agency regulations, one must be an officer or director of a member in order to serve as a member director on the Bank’s Board. He served as Board Chair from January 1 through May 7, 2008.

[d]	Mr. Florio’s service as a director on the Board ended on January 22, 2008 (prior to the end of his scheduled term, which was December 31, 2008) as a result of the end of his employment with Bank member First Niagara Bank; under Finance Agency regulations, one must be an officer or director of a member in order to serve as a member director on the Bank’s Board.

[e]	Mr. Ford was elected by the Board on June 19, 2008 to finish Mr. Lindstrom’s unexpired term as Director, which had been scheduled to run through December 31, 2008. He was later elected by the Bank’s membership in New Jersey to serve a new term commencing January 1, 2009.

[f]	Mr. O’Brien was elected by the Board on April 2, 2008 to, commencing on April 3, 2008, finish Mr. Florio’s unexpired term as Director; this term had been scheduled to run through December 31, 2008. He was later elected by the Bank’s membership in New York to serve a new term on the Board commencing January 1, 2009.

[g]	Dr. Soaries was not a member of the Board in 2008. He was elected by the Bank’s membership for a term on the Board commencing January 1, 2009.
Mr. Horn (Vice Chair — January 1, 2008 through May 7, 2008; Acting Chair — May 8, 2008 — May 12, 2008; Chair — May 13, 2008 through the present) has been a partner in the law firm of McCarter & English, LLP since 1990. He has served as the Commissioner of Banking for the State of New Jersey and as the New Jersey State Treasurer. He was also a member of the New Jersey State Assembly and served a member of the Assembly Banking Committee. In addition, Mr. Horn served on New Jersey’s Executive Commission on Ethical Standards as both as its Vice Chair and Chairman, was appointed as a State Advisory Member of the Federal Financial Institutions Examination Council, and was a member of the Municipal Securities Rulemaking Board. Mr. Horn is counsel to the New Jersey Bankers Association, chairman of the Bank Regulatory Committee of the Banking Law Section of the New Jersey State Bar Association, a member of the Board of Directors of the Community Foundation of New Jersey, and a Fellow of the American Bar Foundation. He served as a director of Ryan Beck & Co. through December 31, 2006.
Mr. González (Vice Chair — June 19, 2008 through the present) was President and Chief Executive Officer of Santander BanCorp and Banco Santander Puerto Rico from October 2002 until August 2008. Since 2000, he has served as a Director of Santander BanCorp and he has served as a Director of Banco Santander Puerto Rico since 2002. Mr. González joined the Santander Group in August 1996 as President and Chief Executive Officer of Santander Securities Corporation. He later served as Executive Vice President and Chief Financial Officer of Santander BanCorp and in April 2002 was named President and Chief Operating Officer. Mr. González is a past President of the Puerto Rico Bankers Association and a past president of the Securities Industry Association of Puerto Rico. Mr. González was at Credit Suisse First Boston from 1983 to 1986 as Vice President of Investment Banking, and from 1989 to 1995 as President and Chief Executive Officer of the firm’s Puerto Rico subsidiary. From 1986 to 1989, Mr. González was President and Chief Executive Officer of the Government Development Bank for Puerto Rico. From 1980 to 1983, he was in the private practice of law in San Juan, Puerto Rico with the law firm of O’Neill & Borges.

Mr. Lindstrom (Chair — January 1, 2008 through May 7, 2008; Past Vice Chair — 2007) served as President, Chief Executive Officer, and Director of Franklin Bank of Woodstown, New Jersey from 1985 through May of 2008. He served on the New Jersey League of Community Banker’s (“New Jersey League”) Board of Governors and was its Chair from 1990 to 1991. He was a member of the New Jersey League’s Legislative and Regulatory Affairs Committee, and was a director of the New Jersey League’s subsidiary Banker’s Cooperative Group, Inc. Mr. Lindstrom served as a member of the Board of Directors of the Pentegra Defined Benefit Plan For Financial Institutions from 2005 until 2008. He also served on the Board of Directors of Pentegra Services, Inc. from 2005 until 2008 and was the Chair of that Board from 2005 through 2007. Further, he served on the Board of the Pentegra Defined Contribution Plan For Financial Institutions from 1991 through 2004; he was the Chair of that Board from 1997 to 1998 and again from 2001 to 2004. In addition, Mr. Lindstrom served as a director and chairman of the Philadelphia Federal Reserve Thrift Council, was a member of the American Bankers Association (“ABA”) Government Relations Summit and also served as chair of the ABA’s Directors Publication Advisory Group.
Ms. Estabrook has been chief executive of Elberon Development Co. in Cranford, New Jersey since 1984. It, together with its affiliated companies, own approximately two million square feet of rental property. Most of the property is industrial with the remainder serving commercial and retail tenants. She is the past chairman of the New Jersey Chamber of Commerce and, until June 2007, served on its executive committee, and chaired its nominating committee. She previously served as a director on the boards of Summit Bank, United Jersey Bank, Constellation Bancorp, the National State Bank of Elizabeth and New Brunswick Savings Bank. Ms. Estabrook also served as a member of the Lay Board of the Delbarton School in Morristown for 15 years, including five years as chair. Since 2005, Ms. Estabrook has served as a Director of New Jersey American Water Company, Inc. Ms. Estabrook is also currently a member and Secretary of the Board of Trustees of Catholic Charities, serves on its Executive Committee and its Audit Committee, and Chairs its Finance Committee and Building and Facilities Committees. She is on the Board of Overseers of the Weill Cornell Medical School, and is also on the Board of Trustees of Monmouth Medical Center, where she serves on its Executive and Community Action Committees, and Chairs the Children’s Hospital Committee. Ms. Estabrook serves as a Member of the Liberty Hall Museum Board at Kean University in Union, NJ, she is on the Council of the New Jersey Performing Arts Center, and is a the Trustee of the New Jersey Network Foundation.
Mr. Ficalora has been President and Chief Executive Officer and a Director of New York Community Bancorp, Inc. since its inception on July 20, 1993 and President and Chief Executive Officer and a Director of its primary subsidiaries, New York Community Bank (“New York Community”) and New York Commercial Bank (“New York Commercial”), since January 1, 1994 and December 30, 2005, respectively. On January 1, 2007, he was appointed Chairman of New York Community Bancorp, Inc., New York Community and New York Commercial, a position he previously held at New York Community Bancorp, Inc. from July 20, 1993 through July 31, 2001 and at New York Community from May 20, 1997 through July 31, 2001. Since 1965, when he joined New York Community (formerly Queens County Savings Bank), Mr. Ficalora has held increasingly responsible positions, crossing all lines of operations. Prior to his appointment as President and Chief Executive Officer of New York Community in 1994, Mr. Ficalora served as President and Chief Operating Officer (beginning in October 1989); before that, he served as Executive Vice President, Comptroller and Secretary. A graduate of Pace University with a degree in business and finance, Mr. Ficalora provides leadership to several professional banking organizations. In addition to previously serving as a member of the Executive Committee and as Chairman of the former Community Bankers Association of New York State, Mr. Ficalora is a Director of the New York State Bankers Association and Chairman of its Metropolitan Area Division. Mr. Ficalora also serves as a member of the Board of Directors of the Thrift Institutions Advisory Council of the Federal Reserve Board in Washington, D.C., and previously served as a member of the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York. In addition, he is a member of the Board of Directors of the RSI Retirement Trust and also of Peter B. Cannell and Co., Inc., an investment advisory firm that became a subsidiary of New York Community in 2004. Mr. Ficalora has previously served as a director of Computhrift Corporation, Chairman and board member of the New York Savings Bank Life Insurance Fund, President and Director of the MSB Fund and President and Director of the Asset Management Fund Large Cap Equity Institutional Fund, Inc. Mr. Ficalora has been a member of the Board of Directors of the Queens Chamber of Commerce since 1990 and a member of its Executive Committee since April 1992. In addition, Mr. Ficalora is President of the Queens Library Foundation Board, and serves on the Boards of Directors of the Queens Borough Public Library, the New York Hall of Science, Flushing Cemetery, and on the Advisory Council of the Queens Museum of Art. He previously served on the Board of Trustees of the Queens College Foundation and the Queens Museum of Art.

Mr. Florio was, from July 2007 until January 2008, Senior Vice President of First Niagara. Prior to that, from August 2006 until July 2007, he was Counsel to the President and CEO of First Niagara. Before that, from January 2005 until August 2006, Mr. Florio was Eastern New York Regional President of First Niagara. Before joining First Niagara, Mr. Florio was (from 1993 to 1996) the Chief Financial Officer and then (from 1996 through January 2005) the President and Chief Executive Officer of Hudson River Bank & Trust Co. Mr. Florio’s earlier work experience included several years as a partner in the accounting firm of Pattison, Koskey, Rath & Florio, where he specialized in auditing commercial banks and savings institutions throughout the Hudson Valley. Mr. Florio was also active in many professional and community service organizations. He served as a board member of Hudson River Bank & Trust Company Foundation, State University of New York at Albany Foundation, Fuller Road Management, Columbia-Greene Community College Foundation, Columbia Children’s Center, AAA Hudson Valley and ABMC. Mr. Florio, a Certified Public Accountant, received a Bachelor of Science degree from the State University of New York at Albany.
Mr. Ford has been President and Chief Executive Officer of Crest Savings Bank, headquartered in Wildwood, NJ, since 1993. He has worked in the financial services industry in the southern New Jersey market for over thirty years. Mr. Ford served as the 2003-04 chairman of the New Jersey League of Community Bankers (“New Jersey League”), and has also served as a member of the New Jersey League’s Executive and Conference Committees, Committee on Examination and Supervision, and Policy Review Task Force. He has also served as a trustee of the New Jersey League’s Savings Association Political Election Committee. Mr. Ford served as Chairman of the Community Bank Council of the Federal Reserve Bank of Philadelphia in 1998-1999. He also served on the board of directors of America’s Community Bankers (“ACB”) and on ACB’s Audit, Finance & Investment, and Professional Development & Education Committees. Mr. Ford serves on the boards of the Cape Regional Medical Center Foundation, Atlantic Cape Community College Foundation, Main Street Wildwood and the Doo Wop Preservation League and has previously served as a director and treasurer of Habitat for Humanity, Cape May County, from 1996 to 2001, and as Divisional Chairman of the March of Dimes for Atlantic and Cape May Counties from 1997 to 1999. In December 2000, he was appointed by Governor Christine Todd Whitman to the New Jersey Department of Banking & Insurance Study Commission. Mr. Ford is a graduate of Marquette University with a degree in accounting and is a member of the American Institute of Certified Public Accountants and the New Jersey Society of CPAs.
Mr. Fulmer has been a director of The Bank of Castile since 1988, the Chairman since 1992, Chief Executive Officer since 1996, and President since 2002. Mr. Fulmer has also been Vice Chairman of Tompkins Financial Corporation, the parent company of The Bank of Castile, since 2007 and has served as President and a Director of Tompkins Financial Corporation since 2000. Since 2001, he has served as Chairman of the Board of Tompkins Insurance Agencies, Inc. and, since 2006, he has served as Chairman of AM&M Financial Services, Inc., both subsidiaries of Tompkins Financial Corporation. In addition, since 1999, Mr. Fulmer has served as director of Mahopac National Bank, which is also a subsidiary of Tompkins Financial Corporation. He served as the President and Chief Executive Officer of Letchworth Independent Bancshares Corporation from 1991 until its merger with Tompkins Financial Corporation in 1999. Before joining The Bank of Castile, Mr. Fulmer held various executive positions with Fleet Bank of New York (formerly known as Security New York State Corporation and Norstar Bank) for approximately 12 years. He is an active community leader, serving as a member of the Board of Directors of the Erie & Niagara Insurance Association, Cherry Valley Insurance Company, United Memorial Medical Center in Batavia, New York, WXXI Public Broadcasting Council, and the Genesee County Economic Development Center. Mr. Fulmer currently serves on the Government Relations Committee of the American Bankers Association. He is a former director of the Monroe Title Corporation and the Catholic Heath System of Western New York. Mr. Fulmer is also a former president of the Independent Bankers Association of New York State and a former member of the Board of Directors of the New York Bankers Association.

Mr. Hermance, Chairman, President and Chief Executive Officer of Hudson City Savings Bank, Paramus, New Jersey, has over 20 years of service with that institution. He joined Hudson City as Senior Executive Vice President and Chief Operating Officer and was also named to the Board of Directors. In 1997, he was promoted to President, and on January 1, 2002, he became Chief Executive Officer. On January 1, 2005, Mr. Hermance assumed the title of Chairman in addition to President and Chief Executive Officer. Mr. Hermance carries similar titles in Hudson City Bancorp, the parent company, which trades on NASDAQ. He serves as a member of the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York.
Ms. Liseno has been President and Chief Executive Officer of Metuchen Savings Bank since 1979, having begun her career with the bank in 1962.  She was a member of the New Jersey League of Community Banker’s (“New Jersey League”) Legislative and Regulatory Affairs Committee. She also served on the New Jersey League’s Executive Committee and also was the Chairman of the Board of Governors of the New Jersey League. Ms. Liseno also served on the Board of Bankers Cooperative Group, Inc. She currently serves on the Board of the Thrift Institutions Community Investment Corp. (TICIC), a subsidiary of the New Jersey Bankers Association (the entity formerly known as the New Jersey League). She is also a trustee of the Savings Association Political Election Committee of the New Jersey Bankers Association (SAPEC-NJ). She is also past president of the Central Jersey Savings League.
Mr. Lynch has been President and Chief Executive Officer of Oritani Bank headquartered in the Township of Washington, New Jersey since July 1, 1993. He has also been President and Chief Executive Officer of Oritani Financial Corporation, the holding company of Oritani Bank, since 1998. Mr. Lynch has also served as Chair of the two aforementioned entities since August of 2006; prior to that time, he served as a Director. Mr. Lynch is a former Chairman of the New Jersey League of Community Bankers and served as a member of its Board of Governors for several years and also served on the Board of its subsidiary, the Thrift Institutions Community Investment Corp. (TICIC). Mr. Lynch is a member of the Professional Development and Education Committees of the American Bankers Association. He has been a member of the Board of Directors of the Pentegra Defined Benefit Plan For Financial Institutions since 1997, was Chair of that Board in 2004 and 2005 and was Vice Chair in 2002 and 2003. He has also been a member of the Board of Pentegra Services, Inc. since 2007. He is a member of the American Bar Association and a former member of the Board of Directors of Bergen County Habitat for Humanity. Mr. Lynch is also a member of the Board of Directors of the Hackensack Main Street Business Alliance. Prior to appointment to his current position at Oritani Bank in 1993, Mr. Lynch was Vice President and General Counsel of a leasing company and served as a director of Oritani Bank. Mr. Lynch earned a Juris Doctor degree from Fordham University, an LLM degree from New York University, an MBA degree from Rutgers University and a BA in Economics from St. Anselm’s College.
Mr. Melone has been chairman emeritus of The Equitable Companies, Incorporated since April 1998. Prior to that, he was President and Chief Executive Officer of The Equitable Companies from 1996 until April 1998 and, from 1990 until April 1998, he was Chairman and Chief Executive Officer of its principal insurance subsidiary, The Equitable Life Assurance Society of the United States (“Equitable Life”). Until August of 2007, he served on the board of directors of BISYS; until December of 2007, he served on the board of directors of Foster Wheeler. Previously, Mr. Melone served as a director of both The Equitable Companies and Equitable Life as well as subsidiaries Donaldson, Lufkin & Jenerette, Inc. and Alliance Capital Management Corporation. Prior to joining Equitable Life in 1990, Mr. Melone was president of The Prudential Insurance Company of America. He is a former Huebner Foundation fellow, and previously served as an associate professor of insurance at The Wharton School of the University of Pennsylvania and research director at The American College. Mr. Melone is a Chartered Life Underwriter, Chartered Financial Consultant and Chartered Property and Casualty Underwriter. He is Chairman of the Board of Horace Mann Educators, Inc. and has held leadership positions in a number of insurance industry associations, as well as numerous civic organizations. He received his bachelor’s, master’s and doctoral degrees from the University of Pennsylvania.

Mr. Mroz, of Haddonfield, New Jersey, is a government and public affairs consultant and lawyer. For six years, until December 31, 2006, Mr. Mroz was Of Counsel to the law firm of Stradley Ronon Stevens & Young, LLP. On January 1, 2007, he became president of Salmon Ventures, Ltd., which is a non-legal government, regulatory and public affairs consulting firm. Mr. Mroz represents clients in New Jersey and nationally in connection with legislative, regulatory and business development affairs. Mr. Mroz, as a governmental affairs agent, is an advocate for clients in the utility, real estate, insurance and banking industries for federal, state, and local regulatory, administrative, and legislative matters. He also became Of Counsel to the law firm of Gruccio, Pepper, DeSanto & Ruth on April 1, 2007. In his law practice he concentrates on real estate, corporate and regulatory issues. He has a distinguished record of community and public service. Mr. Mroz is the former Chief Counsel to New Jersey Governor Christine Todd Whitman, serving in that position in 1999 and 2000. Prior to that, he served in various capacities in the Whitman Administration, including Special Counsel, Director of the Authorities, and member of the Governor’s Transition Team. He served as County Counsel for Camden County, New Jersey, from 1991 to 1994. Mr. Mroz is also active in community affairs, serving on the board of directors for the New Jersey Alliance for Action and Volunteers for America, Delaware Valley. Mr. Mroz currently serves as counsel to the New Jersey Conference of Mayors, and was former counsel to the Delaware River Bay Authority and to the Atlantic City Hotel and Lodging Association. He is also the solicitor for the Waterford Township, N.J., Planning Board. He has been a frequent commentator on Philadelphia radio and TV stations regarding election and political issues.
Mr. O’Brien joined State Bank of Long Island as President and CEO in November of 2006, following six years serving as the President and CEO of Atlantic Bank of New York. Since November of 2006, he has also served as a director of State Bancorp, Inc., the holding company of State Bank of Long Island. Mr. O’Brien has served as Vice Chairman of North Fork Bancorporation as well as Chairman of the Board, President and CEO of North Side Savings Bank. Mr. O’Brien is a past Chairman of the New York Bankers Association. He serves as an independent trustee of Prudential Insurance Company’s Mutual Fund Complex, a trustee of the Catholic Healthcare System of New York and Catholic Healthcare Foundation, and a trustee of Niagara University. He has been a trustee of Molloy College, a member of the National Advisory Board of Fannie Mae and an advisory board member for Neighboring Housing Services of New York City.
Ms. Raffaeli has been the President and Managing Director of the Hamilton White Group, LLC since 2002. The Hamilton White Group is an investment and advisory firm dedicated to assisting companies grow their businesses, pursue new markets and acquire capital. From 2004 to 2006, she was also the President and Chief Executive Officer of the Cardean Learning Group. Additionally, she served as the President and Chief Executive Officer of Proact Technologies, Inc. from 2000 to 2002 and Consumer Financial Network from 1998 to 2000. Ms. Raffaeli also served as the Executive Director of the Commercial Card Division of Citicorp and worked in executive positions in Citicorp’s Global Transaction Services and Mortgage Banking Divisions from 1994 to 1998. She has also held senior positions at Chemical Bank and Merrill Lynch. Ms. Raffaeli serves on the Board of Directors of E*Trade, American Home Mortgage Holdings, Inc., and Indecomm Global, a privately held company.

Rev. Reed has served as Chief Executive Officer of the Greater Allen Development Corporation from July 2007 through March 2009. The Greater Allen Development Corporation and its related development entities rehabilitates communities through its involvement in affordable housing projects, mixed use commercial/residential projects, and other development opportunities.  Rev. Reed previously was the Chief Financial Officer of Greater Allen AME Cathedral located in Jamaica, Queens, New York from 1996 to July 2007. From 1986 to 1995, Rev. Reed served as the campaign manager and Chief of Staff for Congressman Floyd H. Flake. Prior to becoming involved in public policy, Rev. Reed managed the $6 billion liquid asset portfolio for General Motors and was a financial analyst for Chevrolet, Oldsmobile, Pontiac, Cadillac, Buick and GM of Canada. Rev. Reed gained his initial financial experience as a banker at First Tennessee Bank in Memphis, Tennessee. Rev. Reed earned a Masters of Business Administration from Harvard Business School, a Bachelor of Business Administration from Memphis State University and a Masters of Divinity at Virginia Union University. He currently serves on the following organizations in the following positions: Chairman of Audit Committee, Board of Trustees, Hofstra University; Chairman, Jamaica Business Resource Center; Secretary/Treasurer, Outreach Project; Board Member, JP Morgan Chase Bank National Community Advisory Board; and Board Member, Wheelchair Charities.
Mr. Scarchilli has been President and Chief Executive Officer of Pioneer Bank, headquartered in Troy, New York, since 1997 and is a member of the Board of Trustees. Mr. Scarchilli is a graduate of Hudson Valley Community College in Troy and has a Bachelor’s Degree in Accounting from Siena College. Mr. Scarchilli also serves as President, CEO and Director of Pioneer Commercial Bank and serves as Chairman of the Board of PSB Financial Services, Inc., both wholly-owned subsidiaries of Pioneer Bank. He is also a Director of the New York Bankers Association and was Chairman of that Association through February 9, 2009. He was a Director of the American Bankers Association, a national banking trade organization, in 2008. Mr. Scarchilli serves as a member of the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York, serves as a Director on the Banking Board of the New York State Banking Department, and also serves as a Director of the Independent Bankers Association of New York State. Through January 8, 2007, Mr. Scarchilli served as a Director of Asset Management Fund Large Cap Equity Fund Institutional Fund, Inc. In 2005, Mr. Scarchilli served as a trustee on the RSI Retirement Trust Board. Mr. Scarchilli also serves on numerous not-for-profit boards in the local community. He is a Director of the Center for Economic Growth, Co-Chair of Troy 20/20, and the annual Chairman of the Hudson Valley Community College President’s Circle. Additionally, he serves as a member of the Audit and Compliance Committee of Ordway Research Institute. Mr. Scarchilli served as a Director of the Albany-Colonie Regional Chamber of Commerce until December of 2008.
Dr. Soaries has been the Senior Pastor of the First Baptist Church of Lincoln Gardens in Somerset, New Jersey since November 1990. A pioneer of faith-based community development, Dr. Soaries has led First Baptist in the construction of a new $20 million church complex and the formation of many not-for-profit entities to serve the community surrounding the church. Highlights of Dr. Soaries’ ministry include recruiting 325 families to become foster parents to 500 children; helping 200 children find adoptive parents; constructing 124 new homes for low and moderate income residents to own; redeveloping 150,000 square feet of commercial real estate; operating the Central New Jersey STRIVE program for job readiness; serving hundreds of youth in an after school center and homework club; forming a youth entrepreneurship program; organizing a community development credit union; and creating the “Housing Assistance and Recovery Program”, or “HARP”, a program designed to help homeowners recover homes lost through foreclosure. From January 12, 1999 to January 15, 2002, Dr. Soaries served as New Jersey’s 30th Secretary of State. In 2004 he also served as the first chairman of the United States Election Assistance Commission, having been appointed by the President and confirmed by the United States Senate.
Mr. Strayton has been President and Chief Executive Officer of Provident Bank, an independent full service community bank with $3.0 billion in assets headquartered in Montebello, New York, since 1986. He is also President, Chief Executive Officer and a Director of Provident New York Bancorp, the holding company of Provident Bank. Mr. Strayton joined Provident Bank in 1982 after 18 years with Bankers Trust Company. Mr. Strayton is currently a director of the New York Bankers Association and a member of the Government Affairs Committee of the American Bankers Association. He also currently serves on the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York. Further, he serves as a director of Orange & Rockland Utilities and the New York Business Development Corporation. Mr. Strayton’s career includes chairmanships of the Community Bankers Association of New York State, St. Thomas Aquinas College, Rockland Business Association, Rockland County Boy Scouts of America, and Rockland United Way, among other local organizations.

Executive Officers
The following sets forth the executive officers of the FHLBNY at December 31, 2008 and as of the date of this annual report on Form 10-K. The Bank has determined that its executive officers are those officers who are members of the Bank’s internal Management Committee. All Bank officers are “at will” employees and do not serve for a fixed term.

				Management
		Age as of	Employee of	Committee
Executive officer	Position held	3/27/2009	Bank since	member since

Alfred A. DelliBovi	President & Chief Executive Officer	63	11/30/92	03/31/04
Eric P. Amig	Senior Vice President & Director of Bank Relations	50	02/01/93	01/01/09
James A. Gilmore *	Senior Vice President & Head of Marketing & Sales	61	02/14/84	03/31/04
Adam Goldstein	Senior Vice President & Head of Sales & Marketing	35	07/14/97	03/20/08
Robert R. Hans **	Senior Vice President & Head of Technology & Support Services	59	01/03/72	03/31/04
Paul B. Héroux	Senior Vice President & Head of Member Services	50	02/27/84	03/31/04
Peter S. Leung	Senior Vice President & Chief Risk Officer	54	01/20/04	03/31/04
Patrick A. Morgan	Senior Vice President & Chief Financial Officer	68	02/16/99	03/31/04
Kevin M. Neylan	Senior Vice President & Head of Strategy and Business Development	51	04/30/01	03/31/04
Craig E. Reynolds	Senior Vice President & Head of Asset Liability Management	60	06/27/94	03/31/04

*	Retired 3/19/08

**	Terminated 1/15/75; rehired 9/16/75
Alfred A. DelliBovi was elected President of the Federal Home Loan Bank of New York in November 1992. As President, he serves as the Chief Executive Officer and directs the Bank’s overall operations to facilitate the extension of credit products and services to the Bank’s member-lenders. Since 2005, Mr. DelliBovi has been a member of the Board of Directors of the Pentegra Defined Contribution Plan for Financial Institutions; he previously served on this board from 1994 through 2000. He also served on the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions from 2001 through 2003. In addition, Mr. DelliBovi was appointed by the U.S. Department of the Treasury in September 2006, to serve as a member of the Directorate of the Resolution Funding Corporation, and was appointed Chairman in September 2007. Prior to joining the Bank, Mr. DelliBovi served as Deputy Secretary of the U.S. Department of Housing and Urban Development, from 1989 until 1992. In May 1992, President Bush appointed Mr. DelliBovi Co-Chairman of the Presidential Task Force on Recovery in Los Angeles. Mr. DelliBovi served as a senior official at the U.S. Department of Transportation in the Reagan Administration, was elected to four terms in the New York State Assembly, and earned a Master of Public Administration degree from Bernard M. Baruch College, City University of New York.
Eric P. Amig has served as Director of Bank Relations since joining the Bank in February 1993. From 1985 through January 1993, he worked in the U.S. Department of Housing and Urban Development; during this time he served as Special Assistant to the Deputy Secretary from 1990-1993. Mr. Amig has also served as a legislative aide in the Pennsylvania State Senate and House of Representatives.
James A. Gilmore, who retired from the Bank in March 2008, was named Head of Marketing and Sales in April 2004. He joined the Bank in 1984 after almost ten years with the Federal Reserve Bank of New York. During his 24 years at the FHLBNY, Mr. Gilmore served in several positions in the areas of marketing and sales and correspondent banking. Mr. Gilmore continues to provide occasional consulting services to the Bank.

Adam Goldstein was named Head of Sales and Marketing in March 2008; in this role, he leads the Sales, Marketing Communications and Business Research and Development efforts at the Bank. He joined the Bank in June 1997 and has held a number of key positions in the Bank’s sales and marketing areas. In addition to an undergraduate degree from the SUNY College at Oneonta and an M.B.A. in Financial Marketing from SUNY Binghamton University, Mr. Goldstein has received post-graduate program certifications in Business Excellence from Columbia University, in Management Development from Cornell University, and in Management Practices from New York University.
Robert R. Hans was named Head of Technology and Support Services in March 2004; in this role, he is responsible for the Bank’s Information Technology and Corporate Services areas. Mr. Hans has been with the FHLBNY for more than 35 years, primarily working in management positions in bank operations and technology.
Paul B. Héroux was named Head of Member Services in March 2004; in this role, he oversees several functions at the Bank, including Credit and Correspondent Services, Collateral Services, Acquired Member Assets and Community Investment/Affordable Housing Operations. Mr. Héroux joined the Bank in 1984 as a Human Resources Generalist and served as the Director of Human Resources from 1988 to 1990. In his tenure with the Bank, he has held other key positions including Director of Financial Operations and Chief Credit Officer. He received an undergraduate degree from St. Bonaventure University and is a recent graduate of the Columbia Senior Executive Program. Prior to joining the Bank, Mr. Héroux held positions at Merrill Lynch & Co. and E.F. Hutton & Co.
Peter S. Leung joined the Bank as Chief Risk Officer in January 2004. Mr. Leung has more than twenty-two years experience in the Federal Home Loan Bank System. Prior to joining the Bank, Mr. Leung was the Chief Risk Officer of the Federal Home Loan Bank of Dallas for three years, and the Associate Director and then Deputy Director of the Office of Supervision of the Federal Housing Finance Board for a total of 11 years. He also served as an examiner with the Federal Home Loan Bank of Seattle and with the Office of Thrift Supervision for a total of four years in the 1980’s. Mr. Leung is a CPA and has an undergraduate degree from SUNY at Buffalo and an M.B.A. from City University, Seattle, Washington.
Patrick A. Morgan was named the Chief Financial Officer in March 2004. Mr. Morgan joined the FHLBNY in 1999 after more than fifteen years in the financial services industry including working for one of the largest international banks in the U.S. Prior to that, Mr. Morgan was a senior audit manager with one of the Big Four public accounting firms. He is a CPA and a member of the New York State Society of CPAs and the American Institute of CPAs.
Kevin M. Neylan was named Head of Strategy and Business Development in January 2009. He was previously Head of Strategy and Organizational Performance from January 2005 to December 2008, and was Director, Strategy and Organizational Performance from January 2004 to December 2004. Mr. Neylan is responsible for developing and monitoring the execution of the Bank’s business strategy. He is also responsible for overseeing the Bank’s Marketing and Sales, Human Resources and Legal functions. Mr. Neylan had approximately twenty years of experience in the financial services industry prior to joining the Bank in April 2001. He was a partner in the financial service consulting group of one of the Big Four accounting firms. He holds an M.S. in corporate strategy from the MIT Sloan School of Management.
Craig E. Reynolds was named Head of Asset and Liability Management in March 2004. Prior to this position, he served as Treasurer of the Bank. Mr. Reynolds joined the FHLBNY in 1994 after more than 22 years in banking, with almost half this time spent working abroad in international banking. He was the treasurer of a U.S. bank’s branch in Tokyo and later resided in Riyadh, Saudi Arabia as the treasurer of a Saudi Arabian bank for over five years. He received an undergraduate degree from Manhattan College in the Bronx, New York.

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
Audit Committee
The Audit Committee of the FHLBNY’s Board of Directors is primarily responsible for overseeing the services performed by the FHLBNY’s independent registered public accounting firm and internal audit department, evaluating the FHLBNY’s accounting policies and its system of internal controls and reviewing significant financial transactions. For the period from January 1, 2008 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included, at various times: Anne E. Estabrook, Joseph R. Ficalora, Carl A. Florio, Jay M. Ford, José R. González, Michael M. Horn, Katherine J. Liseno, Joseph J. Melone and John M. Scarchilli. As of the date of the filing of this annual report on Form 10-K, the members of the Audit Committee are: Anne Evans Estabrook (Chair), Katherine J. Liseno (Vice Chair), Joseph R. Ficalora, Jay M. Ford, José R. González, Michael M. Horn, Joseph J. Melone and John M. Scarchilli.
Audit Committee Financial Expert
The FHLBNY’s Board of Directors has determined that for the period from January 1, 2008 through the date of the filing of this annual report on Form 10-K, José R González of the FHLBNY’s Audit Committee qualified as an “audit committee financial expert” under Item 407 (d) of Regulation S-K but was not considered “independent” as the term by the rules of the New York Stock Exchange.
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

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Introduction
The mission of the Federal Home Loan Bank of New York (“Bank”) is to advance housing opportunity and local community development by maximizing the capacity of its community-based member-lenders to serve their markets.
The Bank meets its mission by providing its members with access to economical wholesale credit and technical assistance through the provision of credit products, mortgage finance programs, housing and community development programs and correspondent services intended to increase the availability of home finance to families of all incomes.
Achieving the Bank’s Mission and Goals
The Bank operates in a very competitive market for financial talent. Without the capability to attract, motivate and retain talented employees, the ability of the Bank to fulfill its mission would be in jeopardy. All employees, and particularly senior and middle management, are frequently required to perform multiple tasks requiring a variety of skills. These employees do not only have talent that is extensive, but they also possess skill sets that are difficult to afford in the marketplace. In this regard, as of December 31, 2008, the Bank employed 245 employees, a relatively small workforce for a New York City-based financial institution that had, as of that date, $137.54 billion in assets.
Compensation and Human Resources Committee
Compensation is a key element in attracting, motivating and retaining talent. In this regard, it is the role of the Compensation and Human Resource Committee (“C&HR Committee”) of the Bank’s Board of Directors (“Board”) to:
1.	review and recommend to the Board changes regarding the Bank’s compensation and benefits programs for employees and retirees;
2.	review and approve individual performance ratings and related merit increases for the Bank’s Chief Executive Officer and for the other Management Committee members;
3.	review salary adjustments for Bank officers;
4.	review and approve annually the Bank’s Incentive Compensation Plan (“Incentive Plan”), year-end Plan results and Plan award payouts;
5.	advise the Board on compensation, benefits and human resources matters affecting Bank employees;
6.
review and discuss with Bank management the Compensation Discussion and Analysis (“CD&A”) to be included in the Bank’s Form 10-K and determine whether to recommend to the Board that the CD&A be included in the Form 10-K; and

7.
review and monitor compensation arrangements for the Bank’s executives so that the Bank continues to retain, attract, motivate and align quality management consistent with the investment rationale and performance objectives contained in the Bank’s annual business plan and budget, subject to the direction of the Board.

The Board has delegated to the C&HR Committee the sole authority to retain and replace, and approve fees and other retention terms for: i) any compensation and benefits consultant to be used to assist in the evaluation of Chief Executive Officer’s compensation, and ii) any other advisors that it shall deem necessary to assist it in fulfilling its duties. The Charter of the C&HR Committee is available at the Corporate Governance section of the Bank’s web site at www.fhlbny.com.
The role of Bank management (including executive officers) with respect to compensation is limited to administering Board-approved programs and providing proposals for the consideration of the C&HR Committee. No member of Bank management serves on the Board or any Board committee.
Finance Agency Oversight of Executive Compensation
Notwithstanding the role of the C&HR Committee discussed in this CD&A, Section 1113 of HERA requires that the Director of the Federal Housing Finance Agency prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with the fulfillment of these responsibilities, the Finance Agency in October 2008 directed the FHLBanks to submit all compensation actions involving an NEO to the Finance Agency for review at least four weeks in advance of any planned board of director decision with respect to those actions.
Compensation decisions for all of the Bank’s NEOs require action of the C&HR Committee of the Board of Directors. Accordingly, in November 2008 and January 2009, the Bank submitted proposed 2008 merit-related base pay increases for 2009 and proposed 2008 incentive award payments, respectively, to the Finance Agency for the four-week review period prior to final action by the Committee. The merit-related base pay increases and incentive award payments occurred after the expiration of the four-week period and following final approval by the Compensation and Human Resources Committee.
Compensation Policy
The C&HR Committee-recommended and Board-approved Compensation Policy acknowledges the Bank’s business environment and the additional factors the Bank takes into account to remain competitive in its labor market. Those additional factors include but are not limited to:
•	Geographical area — The New York Metropolitan area is a highly competitive market for talent in the financial disciplines;
•	Cost of living — The New York Metropolitan area has a high cost of living that may require compensation premiums for some positions, particularly at more junior levels; and
•	Availability/demand for talent — Recruiting critical positions with high market demand typically requires a recruiting premium to entice an individual to change firms.

Total Compensation Program
In response to the challenging environment that the Bank operates in, compensation and benefits at the Bank consist of the following components: (a) cash compensation (i.e., (i) base salary, and, for exempt employees, (ii) “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., Qualified Defined Benefit Plan; Qualified Defined Contribution Plan; Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“BEP”); Nonqualified Defined Contribution Portion of the BEP; Nonqualified Profit Sharing Plan; and, effective January 1, 2009, a Nonqualified Deferred Compensation Plan); and (c) health and welfare programs and other benefits which are listed and explained in Section IV C below. These components make up the Bank’s total compensation program. It is the role of the C&HR Committee to formulate the structure of the Bank’s total compensation program and it is the role of management to administer that program. As changes are made to one element of the total compensation program mix, the Committee considers the impact on the other elements of the total compensation program.
This CD&A provides information related to the Bank’s total compensation program provided to its named executive officers (or “NEOs”) for 2008 — that is, the Bank’s Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and the three most highly-compensated executive officers other than the PEO and PFO. The information includes, among other things, the objectives of the Bank’s total compensation program and the elements of compensation the Bank provides to its NEOs (and other employees).
I. Objectives of the Bank’s total compensation program
The objectives of the Bank’s total compensation program are to help motivate employees to achieve superior results for the Bank, and to provide a program that allows the Bank to compete for and retain talent that otherwise might be lured away from the Bank.
The Bank’s total compensation program consists of the following components: (a) cash compensation (i.e., (i) base salary, and, for exempt employees (ii) “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., Qualified Defined Benefit Plan; Qualified Defined Contribution Plan; Nonqualified Defined Benefit Portion of the BEP; Nonqualified Defined Contribution Portion of the BEP; Nonqualified Profit Sharing Plan; and, effective January 1, 2009, a Nonqualified Deferred Compensation Plan); and (c) health and welfare and other benefits.
2006 — 2007 Aon Compensation and Benefit Study
On June 29, 2006, the Committee engaged compensation specialists Aon Consulting, Inc. (“Aon”), and its subsidiary, McLagan Partners, Inc. (“McLagan”), which focuses on executive compensation (collectively, “Aon”), to study the Bank’s compensation and benefits. To assist the C&HR Committee’s review of the process behind, and the conclusions of, Aon’s study, the Committee engaged another compensation and benefits consultant, Pearl Meyers and Partners (“Pearl Meyers”), as a check and balance to the process. (Aon had, previous to the above engagement, been retained by the Bank with regard to matters pertaining to retiree medical benefits reporting as well as a review of actuarial assumptions and valuations used by the administrator of the Bank’s Defined Benefit and Benefit Equalizations Plans. McLagan had also been previously engaged by the Bank for compensation consulting.)
The purpose of the Aon engagement was to retain an outside expert who would perform a broad and comprehensive review of all the Bank’s compensation and benefits programs. Specifically, Aon was instructed by the C&HR Committee to: (i) determine how the Bank’s compensation and benefit programs and level of rewards were compared to and aligned with the market; (ii) ascertain the current and projected costs of each Bank benefit and identify ways to control these costs; (iii) determine the optimal mix of compensation and benefits for the Bank; and (iv) determine if there were alternative benefit structures that should be considered. Aon was informed of the Bank’s continued desire to attract, motivate and retain talented employees.

A major undertaking for Aon during the review process was to identify the Bank’s peer group for “benchmarking” purposes (that is, for purposes of comparing levels of benefits and compensation). Aon weighed a number of factors in order to arrive at the selection of a peer group. Among the factors considered were firms that were either business competitors or labor market competitors (focusing attention on firms either headquartered or having major offices in the same or similar geographic markets), and firms similar in size (assets, revenues and employee population) to the Bank. Through Aon’s experience working with other Home Loan Banks and through direct interviews with the Bank’s senior management, Aon identified the current and future skill sets needed to meet the Bank’s business objectives and also noted that the Bank tended to hire employees from and lose employees to certain institutions.
While “Wall Street” firms were considered, Aon recommended they not be used as benchmark peers because of an inconsistency between business compensation models. These firms tend to base their compensation levels to a significant extent on activities that carry a high degree of risk and commensurate level of return. In contrast, the Bank, as a Federally-regulated provider of liquidity to financial institutions, operates using a low risk/return business model.
Based on these considerations, Aon recommended that the Bank’s peer group should be regional and commercial banks.
In addition, Aon proposed that Bank officer positions be matched one position level down versus commercial/regional banks. Aon’s rationale was that officer positions at commercial/regional banks are one level more significant than at the Bank because they manage multiple business lines in multiple locations. In contrast, the Bank only has two locations and one main business segment. Therefore, the Bank generally recruits senior level positions from a “divisional” level at commercial/regional banks as opposed to the higher “corporate” level of such organizations. The C&HR Committee and the Board agreed with these recommendations.
A representative list of the peer group that was used in the Aon study is set forth in the table below. For the firms listed below that had multiple lines of business, the Bank benchmarked total compensation against the wholesale banking functions at those companies.

Australia & New	Cargill	GMAC	Royal Bank of Canada
Zealand Banking	CIBC World Markets	HSBC Bank	Royal Bank of
Group	Citigroup	HSBC Corporate,	Scotland/Greenwich
ABN AMRO	Citizens Bank	Investment Banking	Capital
Allied Irish Bank	Commerzbank	& Markets	Societe Generale
The Bank of Nova	Commonwealth Bank	Hypo Vereinsbank	Standard Chartered Bank
Scotia	of Australia	ING Bank	Sumitomo Mitsui
Banco Santander	DVB Bank	JP Morgan Chase	Banking Corporation
Bank of New	DZ Bank	KeyCorp	SunTrust Banks
York/Mellon	Deutsche Bank	Lloyds TSB	TD Securities
Bank of Tokyo -	Dresdner Kleinwort	M&T Bank	Wachovia Corporation
Mitsubishi UFJ	Wasserstein	Corporation	Wells Fargo Bank
Bank of America	Fifth Third Bank	Mizuho Corporate	WestLB
BMO Financial	Fortis Financial	Bank, Ltd.	Westpac Banking
Group	Services LLC	National Australia	Corporation
BNP Paribas	GE Commercial	Bank
Brown Brothers	Finance	Rabobank Nederland
Harriman
The CIT Group
Note: Benchmarking data from international banks only contained results from their New York operations.

Compensation and Benefits Study Results
Aon’s review was presented to the Board on August 3, 2007. The results of the study completed by Aon indicated that the Bank’s:
•	cash compensation was generally below the Bank’s peer groups and heavily weighted towards base pay (the Bank does not have a long-term incentive program);
•	cash compensation and retirement-related benefits were slightly above the Bank’s peers and heavily weighted towards benefits;
•	cash compensation, retirement-related benefits and Health & Welfare Benefits were generally above the Bank’s peers and heavily weighted towards benefits; and
•	mix of compensation and benefits was consistent with the risk-averse culture of the Bank.
Aon’s recommendations to the Board were based on the C&HR Committee’s direction to Aon that:
•	dominant features of the Bank’s current compensation and benefits program which stressed fixed compensation over variable to support the Bank’s risk-averse culture should be retained;
•	greater weight on benefits vs. competitor peer group should be retained; and
•	heavier reliance on base pay vs. incentive pay should be retained.
To help align the Bank’s total compensation program with its peer group, Aon recommended, and the Board approved, changes to the Bank’s retirement plan for certain active employees effective as of July 1, 2008, and changes to the Bank’s health and welfare plans effective as of January 1, 2008 for all active employees and certain employees who retired on or after January 1, 2008. Aon also recommended the establishment of a new Nonqualified Profit Sharing Plan for certain Bank employees that became effective July 1, 2008. The changes to these plans as well as the addition of the new Nonqualified Profit Sharing Plan will be discussed below.
All of the elements of the Bank’s total compensation program are available to all employees, including NEOs, except with respect to: 1) the Bank’s Incentive Plan; and 2) the Bank’s nonqualified plans. Participation in the short-term incentive compensation plan is offered to all exempt (non-hourly) employees. Exempt employees constituted 84% of all Bank employees as of year-end 2008. The Nonqualified Defined Benefit Portion of the BEP and the Nonqualified Defined Contribution Portion of the BEP are offered to employees at the rank of Vice President and above who exceed income limitations established by the Internal Revenue Code (“IRC”) for three out of five consecutive years and who are also approved for inclusion by the Bank’s nonqualified plan committee. Aon, as part of the total compensation and benefits study, recommended that the Bank retain the Bank’s Incentive Plan and the nonqualified plans as part of the Program’s design. Further, as stated above, a new Nonqualified Profit Sharing Plan became available on July 1, 2008 for certain employees.
Pearl Meyers stated during the August 3, 2007 meeting that the Bank’s peer group had been correctly identified; that the level of compensation and all alternatives had been explored; and that the outcome was reasonable. Pearl Meyers was also of the view that the Committee exercised its fiduciary duties throughout the process.
While Aon interviewed members of management and conducted focus sessions with various employees at all levels to gather information during the course of the study, the C&HR Committee and the Board acted on Aon’s recommendations independently of the Bank’s management and employees.

II. The Bank’s total compensation program is designed to reward for performance and employee longevity and to compete with compensation programs offered by the Bank’s competitors
The Bank’s total compensation program is designed to attract, retain and motivate employees and to reward employees based on Bank overall performance achievement as compared to the Bank’s goals and individual employee performance. The Bank also strives to ensure that its employees are compensated fairly and consistent with employees at the Bank’s peer group.
All exempt employees are eligible to receive annual incentive awards through participation in the Incentive Plan. These awards are based on a combination of Bank performance results and individual performance results. The better the Bank and/or the employee perform, the higher the employee’s potential award is likely to be, up to a predetermined limit. In addition, the better the employee’s performance, the greater the employee’s annual salary increase is likely to be, up to a predetermined limit.
The Bank is prohibited by law from offering equity-based compensation, and the Bank does not offer long-term incentives. However, many of the firms in the Bank’s peer group do offer these types of compensation. The Bank’s total compensation program takes into account the existence of these other types of compensation by offering a defined benefit and defined contribution plan to help the Bank effectively compete for talent.
The Bank’s defined benefit and defined contribution plans are designed to reward employees for continued strong performance over their careers — that is, the longer an employee works at the Bank, the greater the benefit the employee is likely to accumulate.
The Bank’s Nonqualified Profit Sharing Plan, which became effective on July 1, 2008, is designed to address the compensation inequities that affected a group of highly compensated employees (including one NEO) who were negatively affected by the changes to the Bank’s Qualified Defined Benefit Plan formula and who would be compensated less than similar positions in the Bank’s peer group.
III. The elements of total compensation
The Bank’s total compensation program consists of the following components: (a) cash compensation (i.e., (i) base salary, and (ii) “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., Qualified Defined Benefit Plan; Qualified Defined Contribution Plan; Nonqualified Defined Benefit Portion of the Benefit Equalization Plan; Nonqualified Defined Contribution Portion of the Benefit Equalization Plan; Nonqualified Profit Sharing Plan; and, effective January 1, 2009, a Nonqualified Deferred Compensation Plan); and (c) health and welfare programs and other benefits. The Summary Compensation Table included below provides information regarding reportable compensation for each of the Bank’s NEOs.
IV. Explanation of why the Bank chooses to pay each element of total compensation
As a result of the Aon study and recommendations described above, the Board approved a revised Compensation Policy in November 2007 designed to help ensure that the Bank provides competitive compensation necessary to retain and motivate current employees while attracting the talent needed to successfully execute the Bank’s current and future business plans. The major components of the revised Compensation Policy, which is currently in effect, include the following:
•	Maintain an overall greater emphasis on base salary and benefits (versus annual and long-term incentives) than would be typical of regional/commercial banks.
•
A focus on regional/commercial banks (see the peer group list in Section I above) as the primary peer group for benchmarking at the 50th percentile of the market total compensation (cash compensation [i.e., (i) base salary, and (ii) “variable” or “at risk” short-term incentive compensation]; and health and welfare programs and other benefits), discounted by 15% to account for the incremental value provided by the Bank’s benefit programs for establishing competitive pay levels.

•
A philosophical determination to match Bank officer positions one position level down versus commercial/regional banks. The rationale is that officer positions at commercial/regional banks are one level more significant than at the Bank because they manage multiple business lines in multiple locations. In contrast, the Bank generally recruits senior level positions from a ‘divisional’ level at commercial/regional banks and not the higher ‘corporate’ level.

•
Target cash compensation pay at the 75th percentile of the FHLBanks where regional/commercial bank data is not available. The 15% discount to account for the incremental value provided by the Bank’s benefit programs will not be applied to benchmark results from the other FHLBanks, as the other FHLBanks offer similar benefits.

•
Conduct detailed cash compensation benchmarking for approximately one-third of the Bank’s Officer positions each year. (In this regard, the Bank collects information regarding benchmarking from Aon as well as a variety of other reputable sources.)

•
Evaluate the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health & welfare benefits in determining market competitiveness every third year.

The next total compensation and benefits evaluation will begin three years after the Bank completes final implementation of Board-approved total compensation program design changes which was July 1, 2008. It should be noted that, due to the fact that the Bank conducts detailed benchmarking for only one-third of the Bank’s Officer positions on an annual basis, the effectiveness of the benchmarking program of the Bank for each NEO can be demonstrated once every three years.
Additional factors that the Bank will take into account to remain competitive in its labor market include:
•	Geographical area — New York City is a highly competitive market.
•	Cost of living — The New York Metropolitan area has a high cost of living that may require compensation premiums for some positions, particularly at more junior levels.
•	Availability/demand for talent — Recruiting critical positions with high market demand typically requires a recruiting premium to entice an individual to change firms.
The following is an explanation of why the Bank chooses to pay each element of compensation.
A. Cash Compensation
1. Base Pay
The goal of offering competitive base pay is to make the Bank successful in attracting, motivating and retaining the talent needed to execute the Bank’s business strategies.
In addition, a performance-based merit increase program exists for all employees that has an impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In October of 2007, the C&HR Committee determined that merit-related officer base pay increases for 2008 would be 3.5% for officers rated ‘Meets Requirements’; 4.5% for officers rated ‘Exceeds Requirements’; and 5.5% for officers rated ‘Outstanding’ for their performance in 2007. In October of 2008, the C&HR Committee determined that merit-related officer base pay increases for 2009 would be the same as in 2008.

2.  Incentive Plan
The objective of the Bank’s Incentive Plan is to motivate exempt employees to perform at a high level and take actions that: i) support the Bank’s strategies, ii) lead to the attainment of the Bank’s business plan, and iii) fulfill its mission. Funding for the Bank’s Incentive Plan is approved by the Board as part of the annual business plan process. Payment is approved by the Board if the Bank’s business plan is met.
Aon reported in the course of its Aon study described earlier that most firms in the Bank’s peer group provide their employees with annual short-term incentives. As such, for the Bank not to offer this element of compensation would put it at a distinct disadvantage with respect to its competitors for new talent as well as pose a challenge with respect to the retention of key employees.
Incentive Plan participants have two types of performance measures that impact their Incentive Plan award: i) Bankwide performance goals, and ii) individual performance goals (which can include work performed as part of a group) as established and measured through the annual performance evaluation process.
The Bank’s Incentive Plan Bankwide goals for 2008 were: i) Dividend Capacity from Income; ii) Enterprise Risk Management; and iii) Targeted Housing and Community Development. The first and second goals were approved by the Executive Committee of the Board and the third goal was approved by the Board’s Housing Committee; all of the goals were reported to the Board. A description of these goals is set forth below:
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
iii) Targeted Housing and Community Development: This goal has the purpose of ensuring the Bank’s achievement of mission-related activities having to do with community development. The weight of this goal, in proportion to all of the Bankwide goals, is 10%.
The Bank believes that employees at higher ranks have a greater impact on the achievement of Bankwide goals than employees at lower ranks. Therefore, employees at higher ranks have a greater weighting placed on the Bankwide performance component of their Incentive Plan award opportunities as opposed to the individual performance component. For the Bank’s Chief Executive Officer and the other Management Committee members (a group that includes all of the NEOs), the overall incentive compensation opportunity is weighted 90% on Bankwide performance goals and 10% on individual performance goals. There are differences among the NEOs with regard to their individual performance goals; however, these differences do not have a material impact on the amount of incentive compensation payout.
The Incentive Plan is administered by the Chief Executive Officer subject to any requirements for review and approval by the C&HR Committee that the Committee may establish. In all areas not specifically reserved by the Committee for its review and approval, decisions of the Chief Executive Officer or his designee concerning the Incentive Plan shall be binding on the Bank and on all Incentive Plan participants.

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
Incentive Plan awards are only paid to participants who have attained at least a specified threshold rating within the “Meets Requirements” category on their individual performance evaluations and do not have any unresolved disciplinary matters. Participants will receive an individual Incentive Plan award payment even if Bankwide goal results are such that no payments are awarded for the Bankwide portion of the Incentive Plan.
B. Retirement Benefits
The Qualified Defined Benefit Plan, Qualified Defined Contribution Plan, Nonqualified Defined Benefit Portion of the Benefit Equalization Plan, and Nonqualified Defined Contribution Portion of the Benefit Equalization Plan are elements of the Bank’s total compensation program and are intended to help encourage the accumulation of wealth by employees over a long period of time. These benefits are also part of the Bank’s strategy to compete for and retain talent that might otherwise be lured away from the Bank by competing financial enterprises who offer their employees long-term incentives and equity-sharing opportunities – forms of compensation that the Bank does not offer. The Qualified Defined Benefit Plan was amended for eligible Bank employees as of July 1, 2008 and, as a consequence, the terms of the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan for certain Bank employees also changed as of that date as the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan mirrors the structure of the Qualified Defined Benefit Plan.
The Nonqualified Plan Committee (a management committee which must include at least one member of the Board and which currently includes two members of the Board), administers various operational/ministerial matters pertaining to the Benefit Equalization Plan, the Nonqualified Profit Sharing Plan and the new (as of January 1, 2009) Nonqualified Deferred Compensation Plan. These matters include, but are not limited to, approving employees as participants of the BEP and approving the payment method of benefits. The Nonqualified Plan Committee is chaired by the Chair of the C&HR Committee; other members include another Board Director who is a member of the C&HR Committee, the Bank’s Chief Financial Officer, and the Bank’s Director of Human Resources. The Nonqualified Plan Committee reports its actions to the C&HR Committee by submitting its meeting minutes to the C&HR Committee on a regular basis for review.
i) Qualified Defined Benefit Plan
The Pentegra Qualified Defined Benefit Plan for Financial Institutions (“DB Plan”), as adopted by the Bank, is an IRS-qualified defined benefit plan which covers all Bank employees who have achieved four months of service. The DB Plan is part of a multiple-employer defined benefit program administered by Pentegra Services.
Bank participants who as of July 1, 2008 had five years of DB Plan service and were age 50 years or older are provided with a benefit of 2.50% of a participant’s highest consecutive 3-year average earnings, multiplied by the participant’s years of benefit service, not to exceed 30 years. Earnings are defined as base salary plus short-term incentives, and overtime, subject to the annual IRC limit. These participants are identified herein as “Grandfathered”.

For all other participants (identified herein as “Non-Grandfathered”), the DB Plan provides a benefit of 2.0% (as opposed to 2.5% provided to Grandfathered participants) of a participant’s highest consecutive 5-year average earnings (as opposed to consecutive 3-year average earnings as previously provided to Grandfathered participants), multiplied by the participant’s years of benefit service, not to exceed 30 years. The Normal Form of Payment is a life annuity (i.e., an annuity paid until the death of the participant), as opposed to a guaranteed twelve year payout as previously provided to Grandfathered participants. Also, cost of living adjustments (“COLAs”) are no longer provided on future accruals (as opposed to a 1% simple interest COLA beginning at age 66 as previously provided).
The table below summarizes the DB Plan changes affecting the Non-Grandfathered employees commencing on July 1, 2008. For purposes of the following table, please note the following definitions:
“Defined Benefit Plan” — An Internal Revenue Code qualified deferred compensation arrangement that pays an employee and his/her designated beneficiary upon retirement a lifetime annuity or the lump sum actuarial equivalent of that annuity.
Benefit Multiplier — The annuity paid from the Bank’s DB Plan is calculated on an employee’s years of service, up to a maximum of 30 years, multiplied by 2.5% per year.  Beginning July 1, 2008, the Benefit Multiplier changed to 2.0 for Non-Grandfathered Employees.
Final Average Pay Period — Is that period of time that an employee’s salary is used in the calculation of that employee’s benefit. For Grandfathered Employees, the Benefit Multiplier, 2.5%, is multiplied by the average of the employee’s three highest consecutive years of salary multiplied by that employee’s years of service, not to exceed thirty years at the date of termination. For Non-Grandfathered Employees, benefits accrued before July 1, 2008, the Benefit Multiplier mirrored the Grandfathered Employees. After July 1, 2008 a Benefits Multiplier of 2% is multiplied by the employee’s years of service (total service not to exceed thirty years) multiplied by the average of the employee’s five highest consecutive years of salary is used.
Normal Form of Payment — The DB Plan must state the form of the annuity to be paid to the retiring employee.  For unmarried Grandfathered retirees, the Normal Form of Payment as a life annuity with a 12 year guaranteed payment (“Guaranteed 12 Year Payout”) which means that if the unmarried Grandfathered retiree dies prior to receiving 12 years of annuity payments, the retiree’s beneficiary will receive a lump sum equal to the remaining unpaid payments in the 12 year period. For married Grandfathered retirees, the Normal Form of Payment is a 50% joint and survivor annuity which provides a continuation of half of the monthly annuity to the surviving beneficiary. The initial 50% Joint and Survivor Annuity monthly payment is actuarially equivalent to the 12 year guarantee payment provided to single retirees under the formula. Effective July 1, 2008, the DB Plan provides single Non-Grandfathered retirees with a straight “Life Annuity” as the Normal Form of Payment, which means that, once a retiree dies, the annuity terminates. For married Non-Grandfathered retirees, the Normal Form of Payment will be a 50% Joint and Survivor Annuity that is actuarially equivalent to the straight Life Annuity.
Cost of Living Adjustments (or “COLAs”) — Once a Non-Grandfathered Employee retiree reaches age 65, in each succeeding year he/she will receive an extra payment annually equal to one percent of the original benefit amount multiplied by the number of years in pay status after age 65. As of July 1, 2008, this adjustment is no longer offered to Non-Grandfathered Employees on benefits accruing after that date.
Early Retirement Subsidy:
Grandfathered Employees
A subsidy or benefit enhancement for Grandfathered Employees retirees that retire prior to normal retirement age (65).  Any participant who retires early and elects to draw pension benefits prior to age 65, and who has a combined age and length of service of at least 70 years, will realize a reduction of 1.5% to his/her early retirement benefit for each year benefits commence earlier than age 65. If that employee had not accumulated a total of 70 years, the reduction would be 3% for each year benefits commence earlier than age 65.

Non-Grandfathered Employees
Effective as of July 1, 2008, if an employee on the date of his/her retirement, before 65, had accumulated a total of 70 or more years, the reduction will be 3% every year between his/her age and age 65.  However, if a Non-Grandfathered Employee on the date of his/her retirement, before 65, had not accumulated 70 or more years, the reduction will be the actuarial equivalent between his/her age and age 65. At early retirement, the new early retirement factors will apply to the Non-Grandfathered Employee’s total service benefit. The retiree will be entitled to receive the greater of this early retirement benefit or the early retirement benefit accrued as of July 1, 2008 under the old plan formula.
Vesting — Grandfathered Employees are entitled, starting with the second year of employment service, to 20% of his/her accumulated benefit per year. As a result, after the sixth year of employment service, an employee will be entitled to 100% of his/her accumulated benefit.  Non-Grandfathered Employees who entered the DB Plan on or after July 1, 2008 will not receive such benefit until such employee has completed five years of employment service. At that point, the employee will be entitled to 100% of his/her accumulated benefit. The term “5 Year Cliff” is a reference to the foregoing provision. Grandfathered and Non-Grandfathered Employees already participating in the DB Plan prior to July 1, 2008 will vest at 20% per year starting with the second year through the fourth year of employment service and will be accelerated to 100% vesting after the fifth year.

DEFINED BENEFIT PLAN	GRANDFATHERED	NON-GRANDFATHERED
PROVISIONS	EMPLOYEES	EMPLOYEES

Benefit Multiplier	2.5%	2.0%
Final Average Pay Period	High 3 Year	High 5 Year
Normal Form of Payment	Guaranteed 12 Year Payout	Life Annuity
Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None
Early Retirement Subsidy<65:
a) Rule of 70	1.5% Per Year	3% Per Year
b) Rule of 70 Not Met	3% Per Year	Actuarial Equivalent
*Vesting	20% Per Year Commencing Second Year of Employment	5 Year Cliff

*	Greater of DB Plan Vesting or New Plan Vesting applied to employees participating in the DB Plan prior to July 1, 2008.
Earnings under the Bank’s DB Plan continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual IRC limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2008 was $230,000.
The DB Plan pays monthly annuities, or a lump sum amount available at or after age 59-1/2, calculated on an actuarial basis, to vested participants or the beneficiaries of deceased vested participants. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit payment option selected.

ii) Nonqualified Defined Benefit Portion of the Benefit Equalization Plan
Employees at the rank of Vice President and above who exceed income limitations established by the IRC for three out of five consecutive years and who are also approved for inclusion by the Bank’s Nonqualified Plan Committee are eligible to participate in the BEP, commonly referred to as a “Supplemental Employee Retirement Plan,” a non-qualified retirement plan that in many respects mirrors the DB Plan.
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
The Nonqualified Defined Benefit Portion of the BEP, as well as the Nonqualified Defined Contribution Portion of the BEP described below, are unfunded arrangements. However, the Bank established a grantor trust to assist in financing the payment of benefits under these plans. The trust was approved by the Nonqualified Plan Committee in March of 2006 and established in June of 2007.
iii) Qualified Defined Contribution Plan
Bank employees who have met the eligibility requirements contained in the Pentegra Qualified Defined Contribution Plan for Financial Institutions (“DC Plan”) can choose to contribute to the DC Plan, a retirement savings plan qualified under the IRC. Employees are eligible for membership in the DC Plan on the first day of the month coinciding with or next following the date the employee completes 3 full calendar months of employment.
An employee may contribute 1% to 19% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2008 was $15,500 for employees under the age of 50. An additional “catch up” contribution of $5,000 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year. The Bank matches up to 100% of the first 3% of the employee’s contribution through the third year of employment; 150% of the first 3% of contribution during the fourth and fifth years of employment; and 200% of the first 3% of contribution starting with the sixth year of employment.
iv) Nonqualified Defined Contribution Portion of the Benefit Equalization Plan
Employees at the rank of Vice President and above who exceed income limitations established by the IRS for three out of five consecutive years and who are also approved for inclusion by the Bank’s Nonqualified Plan Committee are eligible to participate in a Nonqualified Defined Contribution Portion of the Benefit Equalization Plan (which is a separate portion of the aforementioned BEP). The Nonqualified Defined Contribution Portion of the BEP ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted under certain provisions of the IRC are able to make elective pre-tax deferrals and to receive the same Bank match relating to such deferrals as would have been received under the DC Plan. In 2007, the Nonqualified Plan Committee established a grantor trust to finance the nonqualified defined contribution portion of the BEP.

v) Nonqualified Profit Sharing Plan
The Bank’s Nonqualified Profit Sharing Plan, which became effective on July 1, 2008, is designed to address the compensation inequities that affected a group of highly compensated employees (including one NEO) who were negatively affected by the changes to the Bank’s Qualified Defined Benefit Plan formula and who would be compensated less than employees in similar positions in the Bank’s peer group.
To address this shortfall to certain highly compensated employees, Aon proposed, and the Board approved, the establishment of the Nonqualified Profit Sharing Plan. The Nonqualified Profit Sharing Plan became effective on July 1, 2008, which is the date that the current DB Plan formula changed.
All Non-Grandfathered employees who have five years of Bank service and are members of the BEP will be entitled to participate in the Bank’s Nonqualified Profit Sharing Plan. The Nonqualified Profit Sharing Plan will credit participants with 8% of salary (defined as base pay plus any Incentive Plan award) conditioned on the Bank achieving its threshold targets for certain Bank-wide performance goals used in the Bank’s Incentive Plan. The credit to participants into the Nonqualified Profit Sharing Plan will be held in a deferred account for participants and paid in a lump sum six months after termination of a participant’s employment.
A grantor trust similar to those in operation for the BEP was established by the Nonqualified Plan Committee for the Nonqualified Profit Sharing Plan in December 2008.
vi) Nonqualified Deferred Compensation Plan
The Bank’s Board of Directors approved the establishment of a Nonqualified Deferred Compensation Plan, effective January 1, 2009, for the Board and Bank employees at a rank of Assistant Vice President and higher. A Nonqualified Deferred Compensation Plan is a vehicle that a corporation establishes for its Directors and employees for the purpose of enabling them to defer the present taxation of compensation to a date in the future — for example, when these individuals retire and would presumably be in a lower tax bracket. In addition, Directors and certain employees have the ability to have interest on their deferred compensation calculated based on the performance of investment vehicles of their own choosing, using a menu of investment choices similar to that of a 401(k) plan.
The Bank does not provide a match on these deferrals. All deferred monies will be the property of the Bank until distribution to the Directors and employees and thus subject to claims of Bank creditors until distribution.
A grantor trust similar to those in operation for the BEP was established by the Nonqualified Plan Committee for the Nonqualified Deferred Compensation Plan in December 2008.
C. Health and Welfare Programs and Other Benefits
In addition to the foregoing, the Bank offers a comprehensive benefits package for all regular employees (including NEOs) which include the following significant benefits:
Medical and Dental
Employees can choose preferred provider or managed care medical and dental plan coverage. Both types of medical coverage include a prescription benefit. Employees contribute to cover a portion of the costs for this benefit.
As of January 1, 2008, employees can choose between preferred provider or managed care coverage; however, employees can also choose to receive medical and dental coverage; or medical-only coverage; or dental-only coverage.

Retiree Medical
The Bank offers eligible employees medical coverage when they retire.  Employees are eligible to participate in the Retiree Medical Benefits Plan if they are at least 55 years old with 10 years of Bank service when they retire from active service.
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
As a result of the Aon study described above and the recommendations that resulted from such study, the Board directed that certain changes in the Plan be made, effective January 1, 2008. Employees who, on December 31, 2007, had 5 years of service and were age 60 or older were not affected by this change.  These employees are identified herein as “Grandfathered.” However, for all other employees, identified herein as “Non-Grandfathered,” the Plan premium-payment requirements beginning at age 62 were changed. From age 62 until the retiree or a covered dependent of the retiree becomes Medicare-eligible (usually at age 65 or earlier, if disabled), the Bank will contribute $45 per month toward the premium of a Non-Grandfathered retiree multiplied by the number of years of service earned by the retiree after age 45 and by the number of individuals (including the retiree, the retiree’s spouse, and each other dependent of the retiree) covered under the Plan.
After the retiree or a covered dependent of the retiree becomes Medicare-eligible, the Bank’s contribution toward the premium for the coverage of the Medicare-eligible individual will be reduced to $25 per month. The $45 and $25 amounts are fixed for the 2008 calendar year. Each year thereafter, these amounts will increase by a cost-of-living adjustment (“COLA”) factor not to exceed 3%.

The table below summarizes the Retiree Medical Benefits Plan changes that affect Non-Grandfathered employees who retire on or after January 1, 2008. For purposes of the following table and the preceding discussion on the Retiree Medical Benefits Plan , the following definitions have been used:
Defined Benefit — A medical plan in which the Bank provides medical coverage to a retired employee and collects from the retiree a monthly fixed dollar portion of the premium for the coverage elected by the employee.
Defined Dollar Plan— A medical plan in which the Bank provides medical coverage to a retired employee up to a fixed Bank cost for the coverage elected by the employee and the retiree assumes all costs above the Bank’s stated contribution.

	Provisions for	Provisions for
	Grandfathered	Non-Grandfathered
	Retirees	Retirees
Plan Type	Defined Benefit	Defined Dollar Plan

Medical Plan Formula	1) Same coverage offered to active employees prior to age 65	1) Retiree, (and covered individual), is eligible for $45/month x years of service after age 45, and has attainted the age of 62. There is a 3% Cost of Living Adjustment each year

	2) Supplement Medicare coverage for retirees Age 65 and over	2) Retiree, (and covered individual), is eligible for $25/month x years of service after age 45 and after age 65. There is a 3% Cost of Living Adjustment each year

Employer
Cost Share Examples:	0% for Pre-62	$0 for Pre-62
10 years of service after age 45	50% for Post-62	Pre-65/Post-65 $5400/$3000
15 years of service after age 45	62.5% for Post-62	$8100/$4500
20 years of service after age 45	75% for Post-62	$10800/$6000
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

Retiree Life Insurance
Retiree Life Insurance provides a death benefit in relation to the amount of coverage one chooses at the time of retirement. The continued benefit is calculated by the insurance broker and is paid for by the retiree. Coverage can be chosen in $1000 increments up to a maximum of $20,000.
Business Travel Accident Insurance
Business Travel & Accident insurance provides a death benefit at no cost to the employee.
Short and Long Term Disability Insurance
Short and long term disability insurance is provided at no cost to the employee.
Supplemental Short Term Disability Coverage
The Bank provides for supplemental short term disability coverage at no cost to the employee. This coverage provides 66.67% (up to a maximum of $1000 per week) of a person’s salary while they are on disability leave. Once state disability coverage is confirmed, the Bank reduces any supplemental calculations by the amount payable from the Short Term Disability provider.
Flexible Spending Accounts
Flexible spending accounts in accordance with IRC rules are provided to employees to allow tax benefits for certain medical expenses, dependent medical expenses, mass transit expenses associated with commuting and parking expenses associated with commuting.  The administrative costs for these accounts are paid by the Bank.
Employee Assistance Program
Employee assistance counseling is available at no cost to employees.
Educational Development Assistance
Educational Development Assistance provides tuition reimbursement, subject to the satisfaction of certain conditions.
Voluntary Life Insurance
Employees are afforded the opportunity to purchase additional life insurance for themselves and their eligible dependents.
Long Term Care
Employees are afforded the opportunity to purchase Long Term Care insurance for themselves and their eligible dependents.
Fitness Club Reimbursement
Fitness club reimbursement, up to $250 per year, is available subject to the satisfaction of certain criteria.

Severance Plan
The Bank has a formal Board-approved Severance Plan available to all Bank employees who work twenty or more hours a week and have at least one year of employment.
Perquisites
Perquisites are as a benefit an insubstantial and insignificant amount of compensation totaling less than $10,000 for the year 2008 per NEO for all such expenditures.
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
The Bank’s compensation and benefits program consists of the following components: i) cash compensation (i.e., base salary and a “variable” or “at risk” short-term incentive compensation); ii) retirement-related benefits (i.e., Qualified Defined Benefit Plan; Qualified Defined Contribution Plan; Nonqualified Defined Benefit Portion of the Benefit Equalization Plan; Nonqualified Defined Contribution Portion of the Benefit Equalization Plan; Nonqualified Profit Sharing Plan; and, effective January 1, 2009, a Nonqualified Deferred Compensation Plan); and iii) health and welfare programs and other benefits.
The Bank’s overall objective with regard to its compensation and benefits program is to motivate employees to achieve superior results for the Bank, and to provide a program that allows the Bank to compete for and retain talent that otherwise might be lured away from the Bank.
As the Bank makes changes to one element of the compensation and benefits program mix, the C&HR Committee considers the impact on the other elements of the mix. The C&HR Committee strives to maintain programs that keep the Bank within the parameters of its Compensation Policy.
The Bank notes that differences in compensation levels that may exist among the NEOs are primarily attributable to the benchmarking process. The Board does have the power to adjust compensation from the results of the benchmarking process; however, this power is not normally exercised.

COMPENSATION COMMITTEE REPORT
The Compensation and Human Resources Committee (“Committee”) of the Board of Directors of the Bank has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Bank’s annual report on Form 10-K for the year 2008.
THE COMPENSATION AND HUMAN RESOURCES COMMITTEE
C. Cathleen Raffaeli, Chair
James W. Fulmer
José R. González
Katherine J. Liseno
Kevin J. Lynch
Richard S. Mroz
Thomas M. O’Brien

Executive Compensation
The table below summarizes the total compensation earned by each of the Named Executive Officers for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 (in whole dollars):
Summary Compensation Table for Fiscal Years 2008, 2007 and 2006

							Change in
						Non-Equity	Pension Value	All Other
						Incentive	and Nonqualified	Compensation
						Plan	Deferred	(D,E,F,G,H, I,J)
Name and Principal				Stock	Option	Compensation	Compensation	(d,e,f,g,h,i,j)
Position	Year	Salary	Bonus	Awards	Awards	(A) (a) (1)	(B,C) (b,c)(2,3)	(4,5,6,7,8)	Total

Alfred A. DelliBovi	2008	$603,054	—	—	—	$379,938	$1,092,000	$76,328	$2,151,320
President &	2007	$583,539	—	—	—	$421,964	$479,000	$75,855	$1,560,358
Chief Executive Officer (PEO)	2006	$560,018	—	—	—	$349,364	$294,000	$73,047	$1,276,429

Peter S. Leung	2008	$396,874	—	—	—	$181,414	$328,000	$49,045	$955,333
Senior Vice President,	2007	$387,623	—	—	—	$204,407	$499,000	$46,917	$1,137,947
Chief Risk Officer	2006	$371,999	—	—	—	$176,842	$47,000	$34,332	$630,173

Paul B. Héroux	2008	$282,194	—	—	—	$128,993	$400,000	$57,200	$868,387
Senior Vice President,	2007	$275,616	—	—	—	$145,342	$171,000	$43,425	$635,383
Head of Member Services	2006	$264,507	—	—	—	$125,742	$98,000	$37,880	$526,129

Patrick A. Morgan	2008	$299,234	—	—	—	$136,782	$268,000	$36,933	$740,949
Senior Vice President,	2007	$292,259	—	—	—	$154,118	$279,000	$31,184	$756,561
Chief Financial Officer (PFO)	2006	$280,479	—	—	—	$133,335	$211,000	$28,793	$653,607

Craig E. Reynolds	2008	$276,897	—	—	—	$126,572	$330,000	$44,657	$778,126
Senior Vice President,	2007	$270,443	—	—	—	$142,614	$183,000	$42,877	$638,934
Head of Asset Liability	2006	$259,542	—	—	—	$123,382	$100,000	$42,433	$525,357

Footnotes for Summary Compensation Table for the Year Ending December 31, 2008

A	Bonuses are not provided. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.

B	Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions:

A.	DelliBovi — $151,000

P.	Morgan — $74,000

P.	Leung — $105,000

P.	Héroux — $156,000

C.	Reynolds — $135,000

C	Change in Pension Value for the Nonqualified Defined Benefit Portion of the Bank’s Benefit Equalization Plan:

A.	DelliBovi — $941,000

P.	Morgan — $194,000

P.	Leung — $223,000

P.	Héroux — $244,000

C.	Reynolds — $195,000

D
For all Named Executive Officers, includes these items paid by the Bank for all employees: amount of funds matched by the Bank in connection with the Pentegra Defined Contribution Plan for Financial Institutions, payment of group term life insurance premium, payment of long term disability insurance premium, payment of health insurance premium, payment of aggregate and individual “stop loss” coverage (i.e., insurance to protect the Bank against significant insurance claims paid under its self-insured health insurance plan), payment of health and dental administrative charges (i.e., network medical utilization charges, network medical administrative charges, and dental indemnity administrative charges), payment of dental insurance premium, payment of vision insurance premium and payment of employee assistance program premium.

E
For A. DelliBovi, P. Morgan, P. Leung, and C. Reynolds, includes these items paid by the Bank for all eligible officers: amount of funds matched by the Bank in connection with the Nonqualified Defined Contribution Portion of the Benefit Equalization Plan (amount of funds matched for A. DelliBovi was $23,407, for P. Morgan $9,908, for P. Leung $17,016, and for C. Reynolds $5,697).

F	For A. DelliBovi, includes value of leased automobile ($8,100).

G	For A. DelliBovi, includes payment of this item paid by the Bank for all eligible employees: Years of Service Award.

H	For A..DelliBovi, includes payment of this item paid by the Bank for all eligible officers: officer physical examination.

I	For A. DelliBovi, P. Héroux and C. Reynolds, includes this item paid by the Bank for all eligible officers: payment of term life insurance premium.

J	For P. Heroux, includes payment of this item paid by the Bank for all eligible employees: Nonqualified Profit Sharing Plan.
Footnotes for Summary Compensation Table for the Year Ending December 31, 2007

[a]	Bonuses are not provided. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.

[b]	Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions:

A.	DelliBovi — $126,000

P.	Morgan — $91,000

P.	Leung — $51,000

P.	Héroux — $67,000

C.	Reynolds — $93,000

[c]	Change in Pension Value for the Nonqualified Defined Benefit Portion of the Bank’s Benefit Equalization Plan:

A.	DelliBovi — $353,000

P.	Morgan — $188,000

P.	Leung — $448,000

P.	Héroux — $104,000

C.	Reynolds — $90,000

[d]
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

[e]
For A. DelliBovi, P. Leung, P. Héroux, and C. Reynolds, includes these items paid by the Bank for all eligible officers: amount of funds matched by the Bank in connection with the Nonqualified Defined Contribution Portion of the Benefit Equalization Plan (amount of funds matched for A. DelliBovi was $22,839, for P. Leung $15,994, for P. Héroux $4,732, and for C. Reynolds $8,981).

[f]	For A. DelliBovi, P. Leung, P. Morgan, and C. Reynolds, includes this item paid by the Bank for all participating employees: payment of vision insurance premium.

[g]	For A. DelliBovi, includes value of leased automobile ($11,856).

[h]	For P. Héroux, includes payment of this item paid by the Bank for all eligible officers: officer physical examination.

[i]	For A. DelliBovi, P. Héroux and C. Reynolds, includes this item paid by the Bank for all eligible officers: payment of term life insurance premium.

[j]	For P. Héroux, includes payment of this item paid by the Bank for all eligible employees: fitness center membership reimbursement.
Footnotes for Summary Compensation Table for the Year Ending December 31, 2006

[1]	Bonuses are not provided. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.

[2]	Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions:

A.	DelliBovi — $109,000

P.	Morgan — $78,000

P.	Leung — $47,000

P.	Héroux — $59,000

C.	Reynolds — $82,000

[3]	Change in Pension Value for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan:

A.	DelliBovi — $185,000

P.	Morgan — $133,000

P.	Leung — not eligible to participate in the Nonqualified Benefit Portion of the Benefit Equalization Plan as of 12/31/06.

P.	Héroux — $39,000

C.	Reynolds — $18,000

[4]
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

[5]
For A. DelliBovi, P. Héroux and C. Reynolds, includes these items paid by the Bank for all eligible officers: amount of funds matched by the Bank in connection with the Nonqualified Defined Contribution Portion of the Benefit Equalization Plan (amount of funds matched for A. DelliBovi was $19,600, for P. Héroux $3,894 and for C. Reynolds $8,637), and payment of term life insurance premium.

[6]	For A. DelliBovi, P. Leung, P. Morgan and C. Reynolds, includes this item paid by the Bank for all participating employees: payment of vision insurance premium.

[7]	For A. DelliBovi, includes value of leased automobile ($12,432).

[8]	For C. Reynolds, includes payment of this item paid by the Bank for all eligible officers: officer physical examination.

The following table sets forth information regarding all incentive plan award opportunities made available to Named Executive Officers for the fiscal year 2008 (in whole dollars):

Grants of Plan-Based Awards for Fiscal Year 2008
								All Other	All Other	Exercise	Grant
								Stock	Option	or	Date
								Awards:	Awards:	Base	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2) (3)			Plan Awards			Stock	Underlying	Awards	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)

Alfred A. DelliBovi	02/26/08	$135,439	$246,253	$467,881	—	—	—	—	—	—	—

Peter S. Leung	02/26/08	$66,836	$121,520	$230,888	—	—	—	—	—	—	—

Paul B. Héroux	02/26/08	$47,524	$86,406	$164,171	—	—	—	—	—	—	—

Patrick A. Morgan	02/26/08	$50,392	$91,623	$174,084	—	—	—	—	—	—	—

Craig E. Reynolds	02/26/08	$46,631	$84,784	$161,089	—	—	—	—	—	—	—

[1]	On this date, the Board of Directors’ Compensation and Human Resources Committee approved the 2008 Incentive Compensation Plan (“ICP”). Approval of the ICP does not mean a payout is guaranteed.

[2]
Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the Named Executive Officers with respect to their individual performance.

[3]	Amounts represent potential awards under the 2008 Incentive Compensation Plan; actual amounts awarded are reflected in the Summary Compensation Table above.
Employment Arrangements
The Bank is an “at will” employer and does not provide written employment agreements to any of its employees. However, employees, including Named Executive Officers (or “NEOs”), receive (a) cash compensation (i.e., (i) base salary, and, for exempt employees, (ii) “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., Qualified Defined Benefit Plan; Qualified Defined Contribution Plan; Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“BEP”); Nonqualified Defined Contribution Portion of the BEP; Nonqualified Profit Sharing Plan; and, effective January 1, 2009, a Nonqualified Deferred Compensation Plan); and (c) health and welfare programs and other benefits. Other benefits, which are available to all regular employees, include medical, dental, vision care, life, business travel accident, and short and long term disability insurance, flexible spending accounts, an employee assistance program, educational development assistance, voluntary life insurance, long term care insurance, fitness club reimbursement and severance pay. An additional benefit offered to all officers, age 40 or greater, or who are at Vice President rank or above, is a physical examination every 18 months.
The annual base salaries for the Named Executive Officers are as follows (whole dollars):

	2008	2009

Alfred A. DelliBovi	$615,634	$649,494
Patrick A. Morgan	305,411	319,154
Peter S. Leung	405,066	423,294
Paul B. Héroux	288,019	300,980
Craig E. Reynolds	282,613	295,331

The 2009 increases in base salaries of NEOs from 2008 were based on their 2008 performance.
In addition, a performance-based merit increase program exists for all employees that has an impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In October of 2007, the C&HR Committee determined that merit-related officer base pay increases for 2008 would be 3.5% for officers rated ‘Meets Requirements’; 4.5% for officers rated ‘Exceeds Requirements’; and 5.5% for officers rated ‘Outstanding’ for their performance in 2007. In October of 2008, the C&HR Committee determined that merit-related officer base pay increases for 2009 would be the same as in 2008.
See the “Grant of Plan-Based Awards” table for 2008 incentive compensation opportunity information.
Short-Term Incentive Compensation Plan (“Incentive Plan”)
The objective of the Bank’s Incentive Plan is to motivate exempt employees to perform at a high level and take actions that: i) support the Bank’s strategies, ii) lead to the attainment of the Bank’s business plan, and iii) fulfill its mission. Funding for the Bank’s Incentive Plan is approved by the Board as part of the annual business plan process. Payment is approved by the Board if the Bank’s business plan is met.
Aon reported in the course of its study described earlier that most firms in the Bank’s peer group provide their employees with annual short-term incentives. As such, for the Bank not to offer this element of compensation would put it at a distinct disadvantage with respect to its competitors for new talent as well as pose a challenge with respect to the retention of key employees.
Incentive Plan participants have two types of performance measures that impact their Incentive Plan award: i) Bankwide performance goals, and ii) individual performance goals (which can include work performed as part of a group) as established and measured through the annual performance evaluation process.
The Bank’s Incentive Plan Bankwide goals for 2008 were: i) Dividend Capacity from Income; ii) Enterprise Risk Management; and iii) Targeted Housing and Community Development. The first and second goals were approved by the Executive Committee of the Board and the third goal was approved by the Board’s Housing Committee; all of the goals were reported to the Board. A description of these goals is set forth below:
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
iii) Targeted Housing and Community Development: This goal has the purpose of ensuring the Bank’s achievement of mission-related activities having to do with community development. The weight of this goal, in proportion to all of the Bankwide goals, is 10%.
The Bank believes that employees at higher ranks have a greater impact on the achievement of Bankwide goals than employees at lower ranks. Therefore, employees at higher ranks have a greater weighting placed on the Bankwide performance component of their Incentive Plan award opportunities as opposed to the individual performance component. For the Bank’s Chief Executive Officer and the other Management Committee members (a group that includes all of the NEOs), the overall incentive compensation opportunity is weighted 90% on Bankwide performance goals and 10% on individual performance goals. There are differences among the NEOs with regard to their individual performance goals; however, these differences do not have a material impact on the amount of incentive compensation payout.

The Incentive Plan is administered by the Chief Executive Officer subject to any requirements for review and approval by the C&HR Committee that the Committee may establish. In all areas not specifically reserved by the Committee for its review and approval, decisions of the Chief Executive Officer or his designee concerning the Incentive Plan shall be binding on the Bank and on all Incentive Plan participants.
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
Incentive Plan awards are only paid to participants who have attained at least a specified threshold rating within the “Meets Requirements” category on their individual performance evaluations and do not have any unresolved disciplinary matters. Participants will receive an individual Incentive Plan award payment even if Bankwide goal results are such that no payments are awarded for the Bankwide portion of the Incentive Plan.
Qualified Defined Contribution Plan
Bank employees who have met the eligibility requirements contained in the Pentegra Qualified Defined Contribution Plan for Financial Institutions (“DC Plan”) can choose to contribute to the DC Plan, a retirement savings plan qualified under the IRC. Employees are eligible for membership in the DC Plan on the first day of the month coinciding with or next following the date the employee completes 3 full calendar months of employment.
An employee may contribute 1% to 19% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2008 was $15,500 for employees under the age of 50. An additional “catch up” contribution of $5,000 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year. The Bank matches up to 100% of the first 3% of the employee’s contribution through the third year of employment; 150% of the first 3% of contribution during the fourth and fifth years of employment; and 200% of the first 3% of contribution starting with the sixth year of employment.
Additional Information
Additional information about compensation and benefits are provided in the discussions immediately following the below pension and compensation tables.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
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

	Pension Benefits for Fiscal Year 2008
		Number of	Present Value	Payment During
	Plan	Years Credited	of Accumulated	Last
Name	Name	Service [1]	Benefit [2]	Fiscal Year

Alfred A. DelliBovi	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	15.75	$932,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	15.75	$3,248,000	—

Peter S. Leung	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	11.50	$417,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (3)	11.50	$671,000	—

Paul B. Héroux	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	24.50	$640,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	24.50	$639,000	—

Patrick A. Morgan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	9.50	$630,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	9.50	$612,000	—

Craig E. Reynolds	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	14.17	$692,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	14.17	$586,000	—

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

[2]	As of 12/31/2008.

[3]
Mr. Leung’s 11.5 years of credited service includes 3.6 years of credited service working for the Office of Thrift Supervision; 3.0 years of credited service working for the Federal Home Loan Bank of Dallas (including two months of severance) and 4.9 years of credited service working for the Federal Home Loan Bank of New York.

The following discussions provide more information with respect to the compensation and pension benefits tables in the preceding pages.
Qualified Defined Benefit Plan
The Pentegra Qualified Defined Benefit Plan for Financial Institutions (“DB Plan”), as adopted by the Bank, is an IRS-qualified defined benefit plan which covers all Bank employees who have achieved four months of service. The DB Plan is part of a multiple-employer defined benefit program administered by Pentegra Services.
Bank participants who as of July 1, 2008 had five years of DB Plan service and were age 50 years or older are provided with a benefit of 2.50% of a participant’s highest consecutive 3-year average earnings, multiplied by the participant’s years of benefit service, not to exceed 30 years. Earnings are defined as base salary plus short-term incentives, and overtime, subject to the annual IRC limit. These participants are identified herein as “Grandfathered”
For all other participants (identified herein as “Non-Grandfathered”), the DB Plan provides a benefit of 2.0% (as opposed to 2.5% provided to Grandfathered participants) of a participant’s highest consecutive 5-year average earnings (as opposed to consecutive 3-year average earnings as previously provided to Grandfathered participants), multiplied by the participant’s years of benefit service, not to exceed 30 years. The Normal Form of Payment is a life annuity (i.e., an annuity paid until the death of the participant), as opposed to a guaranteed twelve year payout as previously provided to Grandfathered participants. Also, cost of living adjustments (“COLAs”) are no longer provided on future accruals (as opposed to a 1% simple interest COLA beginning at age 66 as previously provided).
The table below summarizes the DB Plan changes affecting the Non-Grandfathered employees commencing on July 1, 2008. For purposes of the following table, please note the following definitions:
“Defined Benefit Plan” — An Internal Revenue Code qualified deferred compensation arrangement that pays an employee and his/her designated beneficiary upon retirement a lifetime annuity or the lump sum actuarial equivalent of that annuity.
Benefit Multiplier — The annuity paid from the Bank’s DB Plan is calculated on an employee’s years of service, up to a maximum of 30 years, multiplied by 2.5% per year.  Beginning July 1, 2008, the Benefit Multiplier changed to 2.0 for Non-Grandfathered Employees.
Final Average Pay Period — Is that period of time that an employee’s salary is used in the calculation of that employee’s benefit. For Grandfathered Employees, the Benefit Multiplier, 2.5%, is multiplied by the average of the employee’s three highest consecutive years of salary multiplied by that employee’s years of service, not to exceed thirty years at the date of termination. For Non-Grandfathered Employees, benefits accrued before July 1, 2008, the Benefit Multiplier mirrored the Grandfathered Employees. After July 1, 2008 a Benefits Multiplier of 2% is multiplied by the employee’s years of service (total service not to exceed thirty years) multiplied by the average of the employee’s five highest consecutive years of salary is used.

Normal Form of Payment — The DB Plan must state the form of the annuity to be paid to the retiring employee.  For unmarried Grandfathered retirees, the Normal Form of Payment as a life annuity with a 12 year guaranteed payment (“Guaranteed 12 Year Payout”) which means that if the unmarried Grandfathered retiree dies prior to receiving 12 years of annuity payments, the retiree’s beneficiary will receive a lump sum equal to the remaining unpaid payments in the 12 year period. For married Grandfathered retirees, the Normal Form of Payment is a 50% joint and survivor annuity which provides a continuation of half of the monthly annuity to the surviving beneficiary. The initial 50% Joint and Survivor Annuity monthly payment is actuarially equivalent to the 12 year guarantee payment provided to single retirees under the formula. Effective July 1, 2008, the DB Plan provides single Non-Grandfathered retirees with a straight “Life Annuity” as the Normal Form of Payment, which means that, once a retiree dies, the annuity terminates. For married Non-Grandfathered retirees, the Normal Form of Payment will be a 50% Joint and Survivor Annuity that is actuarially equivalent to the straight Life Annuity.
Cost of Living Adjustments (or “COLAs”) — Once a Non-Grandfathered Employee retiree reaches age 65, in each succeeding year he/she will receive an extra payment annually equal to one percent of the original benefit amount multiplied by the number of years in pay status after age 65. As of July 1, 2008, this adjustment is no longer offered to Non-Grandfathered Employees on benefits accruing after that date.
Early Retirement Subsidy:
Grandfathered Employees
A subsidy or benefit enhancement for Grandfathered Employees retirees that retire prior to normal retirement age (65).  Any participant who retires early and elects to draw pension benefits prior to age 65, and who has a combined age and length of service of at least 70 years, will realize a reduction of 1.5% to his/her early retirement benefit for each year benefits commence earlier than age 65. If that employee had not accumulated a total of 70 years, the reduction would be 3% for each year benefits commence earlier than age 65.
Non-Grandfathered Employees
Effective as of July 1, 2008, if an employee on the date of his/her retirement, before 65, had accumulated a total of 70 or more years, the reduction will be 3% every year between his/her age and age 65.  However, if a Non-Grandfathered Employee on the date of his/her retirement, before 65, had not accumulated 70 or more years, the reduction will be the actuarial equivalent between his/her age and age 65. At early retirement, the new early retirement factors will apply to the Non-Grandfathered Employee’s total service benefit. The retiree will be entitled to receive the greater of this early retirement benefit or the early retirement benefit accrued as of July 1, 2008 under the old plan formula.

Vesting — Grandfathered Employees are entitled, starting with the second year of employment service, to 20% of his/her accumulated benefit per year. As a result, after the sixth year of employment service, an employee will be entitled to 100% of his/her accumulated benefit.  Non-Grandfathered Employees who entered the DB Plan on or after July 1, 2008 will not receive such benefit until such employee has completed five years of employment service. At that point, the employee will be entitled to 100% of his/her accumulated benefit. The term “5 Year Cliff” is a reference to the foregoing provision. Grandfathered and Non-Grandfathered Employees already participating in the DB Plan prior to July 1, 2008 will vest at 20% per year starting with the second year through the fourth year of employment service and will be accelerated to 100% vesting after the fifth year.

DEFINED BENEFIT PLAN	GRANDFATHERED	NON-GRANDFATHERED
PROVISIONS	EMPLOYEES	EMPLOYEES

Benefit Multiplier	2.5%	2.0%
Final Average Pay Period	High 3 Year	High 5 Year
Normal Form of Payment	Guaranteed 12 Year Payout	Life Annuity
Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None
Early Retirement Subsidy<65:
a) Rule of 70	1.5% Per Year	3% Per Year
b) Rule of 70 Not Met	3% Per Year	Actuarial Equivalent
*Vesting	20% Per Year Commencing Second Year of Employment	5 Year Cliff

*	Greater of DB Plan Vesting or New Plan Vesting applied to employees participating in the DB Plan prior to July 1, 2008.
Earnings under the Bank’s DB Plan continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual IRC limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2008 was $230,000.
The DB Plan pays monthly annuities, or a lump sum amount available at or after age 59-1/2, calculated on an actuarial basis, to vested participants or the beneficiaries of deceased vested participants. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit payment option selected.
Nonqualified Defined Benefit Portion of the Benefit Equalization Plan
Employees at the rank of Vice President and above who exceed income limitations established by the IRC for three out of five consecutive years and who are also approved for inclusion by the Bank’s Nonqualified Plan Committee are eligible to participate in the BEP, commonly referred to as a “Supplemental Employee Retirement Plan,” a non-qualified retirement plan that in many respects mirrors the DB Plan.
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
The Nonqualified Defined Benefit Portion of the BEP, as well as the Nonqualified Defined Contribution Portion of the BEP described below, are unfunded arrangements. However, the Bank established a grantor trust to assist in financing the payment of benefits under these plans. The trust was approved by the Nonqualified Plan Committee in March of 2006 and established in June of 2007.

NONQUALIFIED DEFERRED COMPENSATION
The following table discloses contributions to nonqualified deferred compensation plans, each Named Executive Officer’s withdrawals (if any), aggregate earnings and year-end balances in such plans (whole dollars):

	Nonqualified Deferred Compensation for Fiscal Year 2008
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last FY (1)	Last FY (2) (3) (4)	Last FY (5)	Distributions	Last FYE (6)

Alfred A. DelliBovi	$39,805	$23,407	$(347,090)	—	$880,261

Patrick A. Morgan	$27,377	$9,908	$(1,944)	—	$35,341

Paul B. Héroux	$0	$16,680	$(15,945)	—	$735

Peter S. Leung	$54,906	$17,016	$(41,088)	—	$97,821

Craig E. Reynolds	$2,935	$5,697	$12,756	—	$446,614

[1]
These amounts are included in the “Salary” column of the Summary Compensation Table; these amounts would have been paid as salary but for deferral into the Nonqualified Defined Contribution Portion of the Benefit Equalization Plan (BEP).

[2]	These totals are also included in the “All Other Compensation” column of the Summary Compensation Table.

[3]
Registrant contributions for A. DelliBovi, P. Morgan, P. Leung and C. Reynolds are for the Nonqualified Defined Contribution portion of the Benefit Equalization Plan. P. Heroux elected not to contribute to the Plan.

[4]	Registrant contributions for P. Heroux are for the Nonqualified Profit Sharing Plan.

[5]	Aggregate earnings for all participants are for the Nonqualified Defined Contribution portion of the Benefit Equalization Plan.

[6]
Aggregate balances for A. DelliBovi, P. Morgan, P. Leung and C. Reynolds are for the Nonqualified Defined Contribution portion of the Benefit Equalization Plan. Aggregate balance for P. Heroux is the combined total for the Nonqualified Defined Contribution portion of the Benefit Equalization Plan and the Nonqualified Profit Sharing Plan.

Nonqualified Defined Contribution Portion of the Benefit Equalization Plan
Employees at the rank of Vice President and above who exceed income limitations established by the IRS for three out of five consecutive years and who are also approved for inclusion by the Bank’s Nonqualified Plan Committee are eligible to participate in the Nonqualified Defined Contribution Portion of the Benefit Equalization Plan (which is a separate portion of the aforementioned BEP). The Nonqualified Defined Contribution portion of the BEP ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted under certain provisions of the IRC are able to make elective pre-tax deferrals and to receive the same Bank match relating to such deferrals as would have been received under the DC Plan. In 2007, the Nonqualified Plan Committee established a grantor trust to finance the Nonqualified Defined Contribution Portion of the BEP.
Nonqualified Profit Sharing Plan
The Bank’s Nonqualified Profit Sharing Plan, which became effective on July 1, 2008, is designed to address the compensation inequities that affected a group of highly compensated employees (including one NEO) who were negatively affected by the changes to the Bank’s Qualified Defined Benefit Plan formula and who would be compensated less than employees in similar positions in the Bank’s peer group.

To address this shortfall to certain highly compensated employees, Aon proposed, and the Board approved, the establishment of the Nonqualified Profit Sharing Plan. The Nonqualified Profit Sharing Plan became effective on July 1, 2008, which is the date that the current DB Plan formula changed.
All Non-Grandfathered employees who have five years of Bank service and are members of the BEP will be entitled to participate in the Bank’s Nonqualified Profit Sharing Plan. The Nonqualified Profit Sharing Plan will credit participants with 8% of salary (defined as base pay plus any Incentive Plan award) conditioned on the Bank achieving its threshold targets for certain Bank-wide performance goals used in the Bank’s Incentive Plan. The credit to participants into the Nonqualified Profit Sharing Plan will be held in a deferred account for participants and paid in a lump sum six months after termination of a participant’s employment.
A grantor trust similar to those in operation for the BEP was established by the Nonqualified Plan Committee for the Nonqualified Profit Sharing Plan in December 2008.
Nonqualified Deferred Compensation Plan
The Bank’s Board of Directors approved the establishment of a Nonqualified Deferred Compensation Plan, effective January 1, 2009, for the Board and Bank employees at a rank of Assistant Vice President and higher. A Nonqualified Deferred Compensation Plan is a vehicle that a corporation establishes for its Directors and employees for the purpose of enabling them to defer the present taxation of compensation to a date in the future – for example, when these individuals retire and would presumably be in a lower tax bracket. In addition, Directors and certain employees have the ability to have interest on their deferred compensation calculated based on the performance of investment vehicles of their own choosing, using a menu of investment choices similar to that of a 401(k) plan.
The Bank does not provide a match on these deferrals. All deferred monies will be the property of the Bank until distribution to the Directors and employees and thus subject to claims of Bank creditors until distribution.
A grantor trust similar to those in operation for the Nonqualified Defined Contribution Portion and Nonqualified Defined Benefit Portion of the Benefit Equalization Plan was established by the Nonqualified Plan Committee for the Nonqualified Deferred Compensation Plan in December 2008.

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

The following table describes estimated severance payout information for each NEO assuming that severance would have occurred on December 31, 2008:

	Number of weeks Used to	2008 Annual
	Calculate Severance Amount	Base Salary	Severance Amount

Alfred A. DelliBovi	36	$615,634	$426,208
Peter S. Leung	20	$405,066	$155,795
Patrick A. Morgan	36	$305,411	$211,438
Paul B. Héroux	36	$288,019	$199,398
Craig E. Reynolds	36	$282,613	$195,655
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

DIRECTOR COMPENSATION
The following table summarizes the compensation paid by the Bank to each of its Directors for the year ended December 31, 2008 (whole dollars)*:

					Change in Pension
					Value and
	Fees			Non-Equity	Nonqualified Deferred	All
	Earned or	Stock	Option	Incentive Plan	Compensation	Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Michael M. Horn	$31,232	—	—	—	—	—	$31,232
José R. González	24,986	—	—	—	—	—	24,986
David W. Lindstrom	19,520	—	—	—	—	—	19,520
Anne E. Estabrook	18,739	—	—	—	—	—	18,739
Joseph R. Ficalora	18,739	—	—	—	—	—	18,739
Carl A. Florio	2,343	—	—	—	—	—	2,343
Jay M. Ford	14,058	—	—	—	—	—	14,058
James W. Fulmer	18,739	—	—	—	—	—	18,739
Ronald E. Hermance, Jr.	18,739	—	—	—	—	—	18,739
Katherine J. Liseno	18,739	—	—	—	—	—	18,739
Kevin J. Lynch	18,739	—	—	—	—	—	18,739
Joseph J. Melone	18,739	—	—	—	—	—	18,739
Richard S. Mroz	18,739	—	—	—	—	—	18,739
Thomas M. O’Brien	16,401	—	—	—	—	—	16,401
C. Cathleen Raffaeli	18,739	—	—	—	—	—	18,739
Edwin C. Reed	18,739	—	—	—	—	—	18,739
John M. Scarchilli	18,739	—	—	—	—	—	18,739
George Strayton	18,739	—	—	—	—	—	18,739

	$333,408						$333,408

*
All of the Directors listed in the above table served on the Board for at least of portion of 2008. See the footnotes to the Director information table in Item 10 of this Form 10-K for information as to when various Directors left or joined the Board during 2008, as well as information about changes to the Board Chair and Vice Chair during that time.

The Board establishes on an annual basis a Director Compensation Policy governing compensation for Board meeting attendance. This policy is established in accordance with the provisions of the Federal Home Loan Bank Act and related Federal Housing Finance Agency regulations. In 2008, the Bank Act provided for strict annual limits on the total amount of compensation that could be paid to directors. However, as a result of the enactment of the Housing and Economic Recovery Act of 2008, these statutory annual limits were removed, thus leaving the determination of director compensation limits up to each FHLBank’s Board of Directors beginning in 2009.
In connection with setting director compensation for 2009, the Bank participated in an FHLB System review of director compensation which included a director compensation study prepared by McLagan Partners.  The McLagan study included a separate analysis of director compensation for small asset size commercial banks, Farm Credit Banks and S&P 1500 firms.  The study recommended setting payments at the lower end of the commercial bank benchmarks, with additional payments for the Chair, Vice Chair and Committee Chair positions.  The Board concurred with these recommendations. The current annual compensation for the Bank’s directors is near the lower end of the median level of director compensation for smaller sized commercial banks.

Below are tables summarizing the Director fees established by the Board and the annual compensation limits that were set by the Bank’s regulator for 2008. Following these tables are additional tables summarizing the Director fees established by the Board and the annual compensation limits set by the Board for 2009.
Director Fees — 2008 (in whole dollars)

Position	Fee Per Board Meeting
Chairman	$3,904
Vice Chairman	$3,124
Director	$2,343
Director Annual Compensation Limits — 2008 (in whole dollars)

Position	Annual Limit
Chairman	$31,232
Vice Chairman	$24,986
Director	$18,739
Director Fees — 2009 (in whole dollars)

Fees For Service Paid
Quarterly
Position	in Arrears
Chairman	$15,000
Vice Chairman	$13,750
Committee Chair *	$12,500
All Other Directors	$11,250

*
A Committee Chair will not receive any further payment if he or she serves as the Chair of more than one Committee. In addition, the Board Chair and Board Vice Chair will not receive any additional compensation if they serve as a Chair of one or more Board Committees.

Director Annual Compensation Limits — 2009 (in whole dollars)

Position	Annual Limit
Chairman	$60,000
Vice Chairman	$55,000
Committee Chair	$50,000
All Other Directors	$45,000

In 2009, the Directors will able to participate in the Nonqualified Deferred Compensation Plan described in more detail above under the heading “Nonqualified Deferred Compensation Plan”.
The Director Compensation Policy also authorizes the FHLBNY to reimburse Directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties. For expense reimbursement purposes, Directors’ official duties can include:
•	Meetings of the Board and Board Committees
•	Meetings requested by the Federal Housing Finance Board
•	Meetings of Federal Home Loan Bank System committees
•	Federal Home Loan Bank System director orientation meetings
•	Meetings of the Council of Federal Home Loan Banks and Council committees
•	Attendance at other events on behalf of the Bank with prior approval of the Board of Directors

The following table, which is included here pursuant to FHFA regulations, includes information about reimbursed expenses for 2008 (whole dollars):

Directors’ Expenses
Reimbursed
Name	(Paid in Cash)

Michael M. Horn	$7,962
José R. González	12,975
David W. Lindstrom	5,273
Anne E. Estabrook	4,015
Joseph R. Ficalora	—
Carl A. Florio	436
Jay M. Ford	1,109
James W. Fulmer	5,956
Ronald E. Hermance, Jr.	—
Katherine J. Liseno	2,718
Kevin J. Lynch	3,683
Joseph J. Melone	—
Richard S. Mroz	4,149
Thomas M. O’Brien	—
C. Cathleen Raffaeli	1,003
Edwin C. Reed	2,816
John M. Scarchilli	3,430
George Strayton	795

$56,320

Total expenses incurred by the FHLBNY for Board expenses, including amounts reimbursed in cash to Directors, totaled $124,000, $183,000, and $137,000 in 2008, 2007 and 2006.
Compensation Committee Interlocks and Insider Participation
The following persons served on the Board’s Compensation and Human Resources Committee during all or some of the period from January 1, 2008 through the date of this annual report on Form 10-K: Carl A. Florio, James W. Fulmer, José R. González, David W. Lindstrom, Katherine J. Liseno, Kevin J. Lynch, Richard Mroz, Thomas O’Brien and C. Cathleen Raffaeli. During this period, no interlocking relationships existed between any member of the FHLBNY’s Board of Directors or the Compensation and Human Resources Committee and any member of the board of directors or compensation committee of any other company, nor did any such interlocking relationship existed in the past. Further, no member of the Compensation and Human Resources Committee listed above is or was formerly an officer or an employee of the Bank.

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

		Number	Percent
	February 28, 2009	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock

Hudson City Savings Bank *	West 80 Century Road, Paramus, NJ 07652	8,858	15.84%
Metropolitan Life Insurance Company	200 Park Ave., New York, NY 10166	8,302	14.84
New York Community Bank *	615 Merrick Avenue, Westbury, NY 11590	4,245	7.59
Manufacturers and Traders Trust Company	One M & T Plaza, Buffalo, NY 14203	4,091	7.31

		25,496	45.58%

		Number	Percent
	December 31, 2008	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock

Hudson City Savings Bank *	West 80 Century Road, Paramus, NJ 07652	8,656	15.11%
Metropolitan Life Insurance Company	200 Park Ave., New York, NY 10166	8,302	14.49
Manufacturers and Traders Trust Company	One M & T Plaza, Buffalo, NY 14203	4,327	7.55
New York Community Bank *	615 Merrick Avenue, Westbury, NY 11590	3,928	6.86

		25,213	44.01%

*	Officer of member bank also serves on the Board of Directors of the FHLBNY.
The following table sets forth information with respect to capital stock outstanding to members whose officers or directors served as Directors of the FHLBNY as of December 31, 2008, the most practicable date for the information provided (shares in thousands):

				Number	Percent
				of shares	of total
Name	Director	City	State	owned	capital stock

Hudson City Savings Bank	Ronald E. Hermance, Jr.	Paramus	New Jersey	8,656	15.11%
New York Community Bank	Joseph R. Ficalora	Westbury	New York	3,928	6.86
Banco Santander Puerto Rico	José R. González	San Juan	Puerto Rico	616	1.08
Provident Bank	George Strayton	Montebello	New York	292	0.51
Oritani Savings Bank	Kevin J. Lynch	Township of Washington	New Jersey	241	0.42
The Bank of Castile	James W. Fulmer	Batavia	New York	30	0.05
Crest Savings Bank	Jay M. Ford	Wildwood	New Jersey	27	0.05
Metuchen Savings Bank	Katherine J. Liseno	Metuchen	New Jersey	22	0.04
Pioneer Savings Bank	John M. Scarchilli	Troy	New York	16	0.03
State Bank of Long Island	Thomas M. O’Brien	Jericho	New York	14	0.02

				13,842	24.17%

All capital stock held by each member of the FHLBNY is by law automatically pledged to the FHLBNY as additional collateral for all indebtedness of each such member to the FHLBNY.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
The FHLBNY is a cooperative and the members own all of the stock of the FHLBNY. Capital stock ownership is a prerequisite to the transaction by members of any business with the FHLBNY. The majority of the members of the Board of Directors of the FHLBNY are Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members). The remaining members of the Board are Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members). The FHLBNY conducts its advances business almost exclusively with members. Therefore, in the normal course of business, the FHLBNY extends credit to members, whose officers or directors may serve as directors of the FHLBNY. All loans extended by the FHLBNY to such members are on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the FHLBNY also extends credit to members who own more than 5% of the FHLBNY’s stock. All loans extended by the FHLBNY to these members are on market terms that are no more favorable to them than the terms of comparable transactions with other members. Under the provisions of Section 7(j) of the FHLBank Act (12 U.S.C. § 1427(j)), the Bank’s Board is required to administer the business of the Bank with its members without discrimination in favor of or against any member. For more information about transactions with stockholders, see Note 9 — Related Party Transactions, in the notes to the audited financial statements included in this Form 10-K.)
The review and approval of transactions with related persons is governed by the Bank’s written Code of Ethics and Business Conduct (“Code”), which is posted on the Corporate Governance Section of the FHLBNY’s website at http://www.fhlbny.com. Under the Code, each director is required to disclose to the Board of Directors all actual or apparent conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the Board of Directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the Board of Directors is empowered to determine whether an actual conflict exists. In the event the Board of Directors determines the existence of a conflict with respect to any matter, the affected director must excuse himself or herself from all further considerations relating to that matter. Issues under the Code regarding conflicts of interests involving directors are administered by the Board or, in the Board’s discretion, the Board’s Corporate Governance Committee.
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

Director Independence
In General
During the period from January 1, 2008 through and including the date of this annual report on Form 10-K, the Bank had a total of 19 directors serving on its Board, 12 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 7 of whom were Independent Directors (i.e., directors who were, until the enactment of the Housing and Economic Recovery Act of 2009, appointed by the Bank’s former safety and soundness regulator, the Federal Housing Finance Board and who are now subject to election by the Bank’s members who are not officers or directors of Bank members). All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers. Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank. In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards. First, Federal Housing Finance Agency (“Finance Agency”) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors. Second, the Securities and Exchange Commission’s (“SEC”) regulations require that the Bank’s Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.
Finance Agency Regulations Regarding Independence
The Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Under Finance Agency regulations, disqualifying relationships can include, but are not limited to: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The Board of Directors has assessed the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on the Audit Committee. From January 1, 2008 through and including the date of this Annual Report on Form 10-K, all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.
NYSE Rules Regarding Independence
In addition, pursuant to SEC regulations, the Board has adopted the independence standards of the New York Stock Exchange (“NYSE”) to determine which of its directors are independent and which members of its Audit Committee are not independent.
After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2008 through and including the date of this annual report on Form 10-K (Anne Evans Estabrook, Michael M. Horn, Joseph J. Melone, Richard S. Mroz, C. Cathleen Raffaeli, Edwin C. Reed and DeForest B. Soaries, Jr.) were independent.
Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period were independent under the NYSE independence standards.

In making this determination, the Board considered the cooperative relationship between the Bank and its members. Specifically, the Board considered the fact that each of the Bank’s Member Directors are officers of a Bank member institution, and that each member institution has access to, and is encouraged to use, the Bank’s products and services.
Furthermore, the Board acknowledges that under NYSE rules, there are certain objective tests that, if not passed, would preclude a finding of independence. One such test pertains to the amount of business conducted with the Bank by the Member Director’s institution. It is possible that a Member Director could satisfy this test on a particular day. However, because the amount of business conducted by an Member Director’s institution may change frequently, and because the Bank generally desires to increase the amount of business it conducts with each member, the directors deemed it inappropriate to draw distinctions among the Member Directors based solely upon the amount of business conducted with the Bank by any director’s institution at a specific time.
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
The Board has a standing Audit Committee. For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s Audit Committee during the period from January 1, 2008 through and including the date of this annual report on Form 10-K (Joseph R. Ficalora, Carl A. Florio, Jay M. Ford, José R. González, Katherine J. Liseno, and John M. Scarchilli) were independent under the NYSE standards for audit committee members. The Board also determined that the Independent Directors who served at any time as members of the Bank’s Audit Committee during the period from January 1, 2008 through and including the date of this annual report on Form 10-K (Anne Evans Estabrook, Michael M. Horn and Joseph J. Melone) were independent under the NYSE independence standards for audit committee members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the fees paid to the FHLBNY’s independent registered public accounting firm, PricewaterhouseCoopers, LLP (“PwC”), during years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008[1]	2007	2006

Audit Fees	$1,341	$1,163	$1,342
Audit-related Fees	56	33	60
All Other Fees	2	18	4

	$1,399	$1,214	$1,406

[1]
The 2008 amounts in the table do not include the assessment from OF for the Bank’s share of the audit fees of approximately $36 thousand incurred in connection with the audit of the combined financial statements published by the OF.

Audit Fees
Audit fees relate to professional services rendered in connection with the audit of the FHLBNY’s annual financial statements and review of interim financial statements included in quarterly reports on Form 10-Q.
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

3.	Exhibits

Filed with
No.	Exhibit Description	this Form 10-K	Form	File No.	Date Filed

3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	000-51397	12/1/2005
3.02	Bylaws of the Bank		8-K	000-51397	4/22/2008
4.01	Amended and Restated Capital Plan of the Bank		10-K	000-51397	3/28/2008
10.01	Bank 2007 Incentive Compensation Plan* [a]		10-Q	000-51397	5/11/2007
10.02	Bank 2008 Incentive Compensation Plan* [a]		10-Q	000-51397	5/14/2008
10.03	2007 Director Compensation Policy [a]		10-K	000-51397	3/28/2008
10.04	2008 Director Compensation Policy [a]		10-Q	000-51397	5/14/2008
10.05	Bank Severance Pay Plan [a]		10-K	000-51397	3/28/2008
10.06	Qualified Defined Benefit Plan a b		10-K	000-51397	3/28/2008
10.07	Qualified Defined Contribution Plan a c	X
10.08	Bank Benefit Equalization Plan [a]	X
10.09	Nonqualified Profit Sharing Plan [a]	X
10.10	Nonqualified Deferred Compensation Plan [a]	X
10.11	Compensatory Arrangements for Named Executive Officers [a]	X
10.12	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement		8-K	000-51397	6/27/2006
10.13	Lending Facility with United States Treasury		8-K	000-51397	9/9/2008
12.01	Computation of Ratio of Earnings to Fixed Charges	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
Notes:

*	Confidential treatment has been requested with respect to portions of this exhibit.

[a]	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

[b]	This document was identified as the “Comprehensive Retirement Plan” in previous filings.

[c]	This document was identified as the “Financial Institutions Thrift Plan” in previous filings.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York
By:	/s/ Alfred A. DelliBovi
Alfred A. DelliBovi
President and Chief Executive Officer (Principal Executive Officer)
Date: March 27, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ Alfred A. DelliBovi	President and Chief Executive Officer	March 27, 2009
Alfred A. DelliBovi
(Principal Executive Officer)

/s/ Patrick A. Morgan	Senior Vice President and Chief Financial Officer	March 27, 2009
Patrick A. Morgan
(Principal Financial Officer)

/s/ Backer Ali	Vice President and Controller	March 27, 2009
Backer Ali
(Principal Accounting Officer)

/s/ Michael M. Horn	Chairman of the Board of Directors	March 27, 2009
Michael M. Horn

/s/ José R. González	Vice Chairman of the Board of Directors	March 27, 2009
José R. González

/s/ Anne Evans Estabrook	Director	March 27, 2009
Anne Evans Estabrook

/s/ Joseph R. Ficalora	Director	March 27, 2009
Joseph R. Ficalora

Signature	Title	Date

/s/ Jay M. Ford	Director	March 27, 2009
Jay M. Ford

/s/ James W. Fulmer	Director	March 27, 2009
James W. Fulmer

/s/ Ronald E. Hermance, Jr.	Director	March 27, 2009
Ronald E. Hermance, Jr.

/s/ Katherine J. Liseno	Director	March 27, 2009
Katherine J. Liseno

/s/ Kevin J. Lynch	Director	March 27, 2009
Kevin J. Lynch

/s/ Joseph J. Melone	Director	March 27, 2009
Joseph J. Melone

/s/ Richard S. Mroz	Director	March 27, 2009
Richard S. Mroz

/s/ Thomas M. O’Brien	Director	March 27, 2009
Thomas M. O’Brien

/s/ C. Cathleen Raffaeli	Director	March 27, 2009
C. Cathleen Raffaeli

/s/ Edwin C. Reed	Director	March 27, 2009
Edwin C. Reed

/s/ John M. Scarchilli	Director	March 27, 2009
John M. Scarchilli

/s/ DeForest B. Soaries, Jr.	Director	March 27, 2009
DeForest B. Soaries, Jr.

/s/ George Strayton	Director	March 27, 2009
George Strayton

EXHIBIT INDEX

Filed with
No.	Exhibit Description	this Form 10-K	Form	File No.	Date Filed

3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	000-51397	12/1/2005
3.02	Bylaws of the Bank		8-K	000-51397	4/22/2008
4.01	Amended and Restated Capital Plan of the Bank		10-K	000-51397	3/28/2008
10.01	Bank 2007 Incentive Compensation Plan* [a]		10-Q	000-51397	5/11/2007
10.02	Bank 2008 Incentive Compensation Plan* [a]		10-Q	000-51397	5/14/2008
10.03	2007 Director Compensation Policy [a]		10-K	000-51397	3/28/2008
10.04	2008 Director Compensation Policy [a]		10-Q	000-51397	5/14/2008
10.05	Bank Severance Pay Plan [a]		10-K	000-51397	3/28/2008
10.06	Qualified Defined Benefit Plan a b		10-K	000-51397	3/28/2008
10.07	Qualified Defined Contribution Plan a c	X
10.08	Bank Benefit Equalization Plan [a]	X
10.09	Nonqualified Profit Sharing Plan [a]	X
10.10	Nonqualified Deferred Compensation Plan [a]	X
10.11	Compensatory Arrangements for Named Executive Officers [a]	X
10.12	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement		8-K	000-51397	6/27/2006
10.13	Lending Facility with United States Treasury		8-K	000-51397	9/9/2008
12.01	Computation of Ratio of Earnings to Fixed Charges	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
Notes:

*	Confidential treatment has been requested with respect to portions of this exhibit.

[a]	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

[b]	This document was identified as the “Comprehensive Retirement Plan” in previous filings.

[c]	This document was identified as the “Financial Institutions Thrift Plan” in previous filings.