Form 10-Q
period 2009-03-31
Federal Home Loan Bank of New York
filed 2009-05-15
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of April 30, 2009 was 53,243,486.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Federal Home Loan Bank of New York
Statements of Condition — Unaudited (in thousands, except per share data)
As of March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
Assets
Cash and due from banks (Note 2)	$32,136	$18,899
Interest-bearing deposits (Note 3)	8,602,233	12,169,096
Federal funds sold	500,000	—
Available-for-sale securities, net of unrealized losses of $33,994 at March 31, 2009 and $64,420 at December 31, 2008 (Note 5)	2,641,996	2,861,869
Held-to-maturity securities (Note 4)
Long-term securities	9,935,079	10,130,543
Certificates of deposit	300,000	1,203,000
Advances (Note 6)	104,463,598	109,152,876
Mortgage loans held-for-portfolio, net of allowance for credit losses of $1,848 at March 31, 2009 and $1,406 at December 31, 2008 (Note 7)	1,430,899	1,457,885
Accrued interest receivable	411,500	492,856
Premises, software, and equipment	13,817	13,793
Derivative assets (Note 15)	11,463	20,236
Other assets	16,217	18,838

Total assets	$128,358,938	$137,539,891

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$2,306,887	$1,333,750
Non-interest bearing demand	7,528	828
Term	58,000	117,400

Total deposits	2,372,415	1,451,978

Consolidated obligations, net (Note 8)
Bonds (Includes $25,377 at March 31, 2009 and $998,942 at December 31, 2008 at fair value under the fair value option)	69,582,076	82,256,705
Discount notes	48,721,626	46,329,906

Total consolidated obligations	118,303,702	128,586,611

Mandatorily redeemable capital stock (Note 11)	139,961	143,121

Accrued interest payable	385,121	426,144
Affordable Housing Program (Note 10)	128,368	122,449
Payable to REFCORP (Note 10)	41,815	4,780
Derivative liabilities (Note 15)	1,031,771	861,660
Other liabilities	132,658	75,753

Total liabilities	122,535,811	131,672,496

Commitments and Contingencies (Notes 8, 10, 15 and 17)

Capital (Note 11)
Capital stock ($100 par value), putable, issued and outstanding shares:
54,130 and 55,857 at March 31, 2009 and December 31, 2008	5,413,026	5,585,700
Unrestricted retained earnings	488,895	382,856
Accumulated other comprehensive income (loss) (Note 12)
Net unrealized loss on available-for-sale securities	(33,994)	(64,420)
Non-credit portion of OTTI on held-to-maturity securities	(9,938)	—
Net unrealized loss on hedging activities	(28,312)	(30,191)
Employee supplemental retirement plans (Note 14)	(6,550)	(6,550)

Total capital	5,823,127	5,867,395

Total liabilities and capital	$128,358,938	$137,539,891

The accompanying notes are an integral part of the unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Income — Unaudited (in thousands, except per share data)
For the three months ended March 31, 2009 and 2008

	March 31,
	2009	2008
Interest income
Advances (Note 6)	$502,222	$871,785
Interest-bearing deposits (Note 3)	8,918	8,999
Federal funds sold	68	29,418
Available-for-sale securities (Note 5)	8,519	9,483
Held-to-maturity securities (Note 4)
Long-term securities	126,820	134,348
Certificates of deposit	508	102,252
Mortgage loans held-for-portfolio (Note 7)	19,104	19,633
Loans to other FHLBanks and other	—	1

Total interest income	666,159	1,175,919

Interest expense
Consolidated obligations-bonds (Note 8)	343,707	731,261
Consolidated obligations-discount notes (Note 8)	89,378	271,283
Deposits (Note 9)	777	15,175
Mandatorily redeemable capital stock (Note 11)	878	4,278
Cash collateral held and other borrowings	37	471

Total interest expense	434,777	1,022,468

Net interest income before provision for credit losses	231,382	153,451

Provision for credit losses on mortgage loans	443	30

Net interest income after provision for credit losses	230,939	153,421

Other income (loss)
Service fees	985	691

Instruments held at fair value — Unrealized gain (Note 16)	8,313	—

Total OTTI losses	(15,203)	—
Portion of loss recognized in other comprehensive income	9,938	—

Net impairment losses recognized in earnings	(5,265)	—
Net realized and unrealized gain (loss) on derivatives and hedging activities (Note 15)	(13,666)	866
Net realized gain from sale of available-for-sale securities (Note 5)	440	—
Other	46	(183)

Total other income (loss)	(9,147)	1,374

Other expenses
Operating	18,094	16,451
Finance Agency and Office of Finance	1,967	1,453

Total other expenses	20,061	17,904

Income before assessments	201,731	136,891

Affordable Housing Program (Note 10)	16,557	11,611
REFCORP (Note 10)	37,035	25,056

Total assessments	53,592	36,667

Net income	$148,139	$100,224

Basic earnings per share (Note 13)	$2.72	$2.30

Cash dividends paid per share	$0.75	$2.12

The accompanying notes are an integral part of the unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Capital — Unaudited (in thousands, except per share data)
For the three months ended March 31, 2009 and 2008

				Accumulated
	Capital Stock[1]			Other		Total
	Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)

Balance, December 31, 2007	43,680	$4,367,971	$418,295	$(35,675)	$4,750,591

Proceeds from sale of capital stock	9,287	928,754	—	—	928,754
Redemption of capital stock	(7,623)	(762,253)	—	—	(762,253)
Shares reclassified to mandatorily redeemable capital stock	(583)	(58,344)	—	—	(58,344)
Cash dividends ($2.12 per share) on capital stock	—	—	(89,270)	—	(89,270)
Net Income	—	—	100,224	—	100,224	$100,224
Net change in Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities	—	—	—	(16,661)	(16,661)	(16,661)
Hedging activities	—	—	—	(5,221)	(5,221)	(5,221)

						$78,342

Balance, March 31, 2008	44,761	$4,476,128	$429,249	$(57,557)	$4,847,820

Balance, December 31, 2008	55,857	$5,585,700	$382,856	$(101,161)	$5,867,395

Proceeds from sale of capital stock	10,418	1,041,817	—	—	1,041,817
Redemption of capital stock	(12,145)	(1,214,491)	—	—	(1,214,491)
Shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—
Cash dividends ($0.75 per share) on capital stock	—	—	(42,100)	—	(42,100)
Net Income	—	—	148,139	—	148,139	$148,139
Net change in Accumulated other comprehensive income:
Non-credit portion of OTTI on held-to-maturity securities	—	—	—	(9,938)	(9,938)	(9,938)
Net unrealized loss on available-for-sale securities	—	—	—	30,426	30,426	30,426
Hedging activities	—	—	—	1,879	1,879	1,879

						$170,506

Balance, March 31, 2009	54,130	$5,413,026	$488,895	$(78,794)	$5,823,127

[1]	Putable stock
The accompanying notes are an integral part of the unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the three months ended March 31, 2009 and 2008

	March 31,
	2009	2008
Operating activities

Net Income	$148,139	$100,224

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(16,488)	(117,965)
Concessions on consolidated obligations	1,858	3,362
Premises, software, and equipment	1,323	1,159
Provision for credit losses on mortgage loans	443	30
Net realized (gains) from sale of available-for-sale securities	(440)	—
Net impairment losses on held-to-maturity securities	5,265	—
Change in net fair value adjustments on derivatives and hedging activities	10,927	(1,010)
Change in fair value adjustments on financial instruments held at fair value	(8,313)	—
Net change in:
Accrued interest receivable	81,356	93,986
Derivative assets due to accrued interest	122,496	37,513
Derivative liabilities due to accrued interest	(184,242)	(36,709)
Other assets	2,353	1,473
Affordable Housing Program liability	5,919	5,280
Accrued interest payable	(48,275)	19,615
REFCORP liability	37,035	1,058
Other liabilities	(2,619)	(1,380)

Total adjustments	8,598	6,412

Net cash provided by operating activities	156,737	106,636

Investing activities
Net change in:
Interest-bearing deposits	4,328,324	(1,335,400)
Federal funds sold	(500,000)	436,000
Deposits with other FHLBanks	(3)	(24)
Premises, software, and equipment	(1,348)	(527)
Held-to-maturity securities:
Long-term securities
Purchased	(395,221)	—
Repayments	624,495	659,318
In-substance maturities	1,479	—
Net change in certificates of deposit	903,000	5,330,200
Available-for-sale securities:
Purchased	(346)	(2,034,289)
Proceeds	120,446	35,520
Proceeds from sales	131,780	—
Advances:
Principal collected	159,760,816	97,001,879
Made	(155,769,454)	(99,324,959)
Mortgage loans held-for-portfolio:
Principal collected	54,415	44,048
Purchased and originated	(28,208)	(21,032)
Loans to other FHLBanks
Principal collected	—	55,000

Net cash provided by investing activities	9,230,175	845,734

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the three months ended March 31, 2009 and 2008

	March 31,
	2009	2008
Financing activities
Net change in:
Deposits and other borrowings*	$919,256	$958,632
Short-term loans from other FHLBanks:
Proceeds from loans	—	985,000
Payments for loans	—	(985,000)
Consolidated obligation bonds:
Proceeds from issuance	5,795,744	22,215,081
Payments for maturing and early retirement	(18,272,802)	(15,711,852)
Consolidated obligation discount notes:
Proceeds from issuance	190,143,891	179,164,083
Payments for maturing	(187,741,830)	(187,514,958)
Capital stock:
Proceeds from issuance	1,041,817	928,754
Payments for redemption / repurchase	(1,214,491)	(762,253)
Redemption of Mandatorily redeemable capital stock	(3,160)	(115,116)
Cash dividends paid [1]	(42,100)	(89,270)

Net cash (used) by financing activities	(9,373,675)	(926,899)

Net increase in cash and cash equivalents	13,237	25,471
Cash and cash equivalents at beginning of the period	18,899	7,909

Cash and cash equivalents at end of the period	$32,136	$33,380

Supplemental disclosures:
Interest paid	$583,725	$767,340
Affordable Housing Program payments [2]	$10,638	$6,331
REFCORP payments	$—	$23,998
Transfers of mortgage loans to real estate owned	$108	$116
Portion of non-credit losses on held-to-maturity securities	$9,938	$—

[1]	Does not include payments to holders of Mandatorily redeemable capital stock.

[2]	AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

*	Includes $41,605 of cash flows from derivatives in the first quarter of 2009 and none in the first quarter of 2008.
The accompanying notes are an integral part of these unaudited financial statements.

Notes to Financial Statements (Unaudited)
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
Members of the cooperative must purchase FHLBNY stock according to regulatory requirements (See Note 11 — Capital, Capital Ratios, and Mandatorily Capital Stock — for more information). The business of the cooperative is to provide liquidity for the members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, the Bank operates such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district. All members are required to purchase capital stock in the FHLBNY as a condition of membership. A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired an FHLBNY member. Because the Bank operates as a cooperative, the FHLBNY conducts business with related parties in the normal course of business and considers all members and non-member stockholders as related parties in addition to the other FHLBanks. See Note 18 — Related party transactions — for more information.
The FHLBNY’s primary business is making collateralized advances to members which is the principal factor that impacts the financial condition of the FHLBNY.
As of July 30, 2008, the FHLBNY is supervised and regulated by the Federal Housing Finance Agency (“Finance Agency”), which is an independent agency in the executive branch of the U.S. government. With the passage of the “Housing and Economic Recovery Act of 2008” (“Housing Act”), the Finance Agency was established and became the new independent Federal regulator (the “Regulator”) of the FHLBanks, effective July 30, 2008. The Finance Board, the FHLBanks’ former regulator, was merged into the Finance Agency as of October 27, 2008. The Finance Board will be abolished one year after the date of enactment of the Housing Act. Finance Board regulations, orders, determinations and resolutions remain in effect until modified, terminated, set aside or superseded in accordance with the Housing Act by the FHFA Director, a court of competent jurisdiction or by operation of the law.

The Finance Agency ensures that the FHLBNY carries out its housing and community development mission, remains adequately capitalized and able to raise funds in the capital markets, and operates in a safe and sound manner. However, while the Finance Agency establishes regulations governing the operations of the FHLBanks, each FHLBank functions as a separate entity with its own management, employees and board of directors.
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
Each FHLBank is required to pay 20 percent of income calculated in accordance with accounting principles generally accepted in the U.S. (“GAAP”) after the assessment for Affordable Housing Program, but before the assessment for the REFCORP. The Affordable Housing Program and REFCORP assessments are calculated simultaneously because of their dependence on each other. The FHLBNY accrues its REFCORP assessment on a monthly basis.
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

Basis of Presentation
The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expense during the reported periods. Although management believes these judgments, estimates, and assumptions to be appropriate, actual results may differ. The information contained in these financial statements is unaudited. In the opinion of management, normal recurring adjustments necessary for a fair presentation of the interim period results have been made. Certain amounts in the comparable 2007 and 2008 presentations have been conformed to the 2009 presentation and the impact on the changes was insignificant.
These unaudited financial statements should be read in conjunction with the FHLBNY’s audited financial statements for the year ended December 31, 2008, included in Form 10-K filed on March 27, 2009.
See Note 1 — Summary of Significant Accounting Policies in Notes to the Financial Statements of the Federal Home Loan Bank of New York filed on Form 10-K on March 27, 2009, which contains a summary of the Bank’s significant accounting policies.
Note 1. Recently Issued Accounting Standards and Interpretations, and Significant Accounting Policies and Estimates
Recently issued Accounting Standards and Interpretations
SFAS 161 — In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the FHLBNY). Since SFAS 161 only requires additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 as of January 1, 2009 did not have an effect on our financial condition, results of operations or cash flows. The expanded disclosures related to SFAS 161 are included in Note 15 — Derivatives and hedging activities.
FSP No. FAS 133-1 and FIN 45-4. In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP No. FAS 133-1 and FIN 45-4 require enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude credit derivative instruments accounted for at fair value under SFAS No. 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP No. FAS 133-1 and FIN 45-4 only require additional disclosures concerning credit derivatives and guarantees, adoption of FSP No. FAS 133-1 and FIN 45-4 as of January 1, 2009 did not have an effect on our financial condition, results of operations or cash flows.
FSP FAS 157-4 — On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 is intended to provide application guidance addressing the determination of when a market for a financial asset or a financial liability is not active and when a transaction is not distressed for fair value measurements under SFAS 157. The FHLBNY early adopted FSP FAS 157-4 as of January 1, 2009, and adoption did not have a material impact on its financial condition, results of operations or cash flows. The enhanced disclosures related to FSP FAS 157-4 are included in Note 16 — Fair Values of Financial Instruments.

FSP FAS 115-2 and FAS 124-2 — On April 9, 2009, the FASB issued FSP FAS 115-2, “Recognition and presentation of Other-Than-Temporary Impairment” (“FSP FAS 115-2 and FAS 124-2”) which is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assert that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery, and (c) it expects to recover the amortized cost basis of the security. The FHLBNY early adopted the FSP at January 1, 2009, and has recorded OTTI on its securities under the new rules. No cumulative effect transition adjustment was made since the FHLBNY had no OTTI prior to 2009. The expanded disclosures related to FSP 115-2 are included in Note 4 — Held-to-maturity securities and Note 5 — Available-for-sale securities.
FSP FAS 107-1 and APB 28-1 — On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend the disclosure requirements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS 107), and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. The FHLBNY early adopted the FSP as of January 1, 2009. Since the FSP requires additional disclosures and the FHLBNY pre-existing disclosure practices already presented interim disclosures about fair values of financial instruments. Adoption of the FSP did not have an effect on the Bank’s financial condition, results of operations or cash flows.
Significant Accounting Policies and Estimates
The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios, evaluating the impairment of the Bank’s securities portfolios, estimating the liabilities for employee benefit programs, and estimating fair values of certain assets and liabilities.

SFAS 157 — Fair Value Measurements. SFAS 157, “Fair Value Measurements” (“SFAS 157”) as clarified by FSP FAS 157-3, defines fair value, expands disclosure requirements around fair values and establishes a framework for measuring fair value. SFAS 157 discusses how entities should measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources or those that can be directly corroborated to market sources, while unobservable inputs reflect the FHLBNY’s market assumptions. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal or most advantageous market for the asset or liability between market place participants at the measurement date. This definition is based on an exit price rather than transaction (entry) price.
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
The availability of observable inputs can vary from product to product and is affected by a wide variety of factors including, for example, the characteristics peculiar to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by FHLBNY in determining fair value is greatest for instruments categorized as Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purpose the level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
At March 31, 2009 and December 31, 2008, the FHLBNY measured and recorded fair values under the guidelines established by SFAS 157 in the Statements of Condition for derivatives, available-for-sale securities, for certain consolidated obligation bonds that were designated and recorded at fair value under SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“FVO”), and at March 31, 2009, for certain held-to-maturity securities measured at fair value on a non-recurring basis. At March 31, 2009 and December 31, 2008, the Bank had designated consolidated obligation debt of $25.0 million and $983.0 million under the FVO. A significant percentage of fixed-rate advances and consolidated obligation bonds are hedged to mitigate the risk of fair value changes from changes in the interest rate environment and are typically accounted under SFAS 133 as a qualifying fair value hedging relationship. When the FHLBNY deems that a hedge relationship under SFAS 133 is either not operationally practical or considers the hedge may not be highly effective, the FHLBNY may hedge certain advances and consolidated obligation bonds in economic hedges.

Fair Values of Derivative positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”) to mitigate fair value risks. In addition, the Bank records the fair value of an insignificant amount of mortgage-delivery commitments as derivatives, also under the provisions of SFAS 133. For additional information, see Note 15 — Derivatives and hedging activities.
Valuations of derivative assets and liabilities reflect the value of the instrument including the value associated with counterparty risk. Derivative values also takes into account the FHLBNY’s own credit standing. The valuation of the derivative instrument reflects the net credit differential between the FHLBNY and its counterparties to its derivative contracts. The computed fair values of the FHLBNY’s OTC derivatives take into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. On a contract-by-contract basis, the collateral and netting arrangements sufficiently mitigated the impact of the credit differential between the FHLBNY and its counterparties to an immaterial level such that an adjustment for nonperformance risk was not deemed necessary. Fair values of the derivatives were computed using quantitative models and employed multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. These multiple market inputs were predominantly actively quoted and verifiable through external sources, including brokers and market transactions. As a result, model selection and inputs did not involve significant judgments.
Fair Values of investments classified as available-for-sale securities — Changes in the values of available-for-sale securities are recorded in Accumulated other comprehensive income (loss), which is a component of members’ capital, with an offset to the recorded value of the investments in the Statements of Condition. The Bank’s entire portfolio of mortgage-backed securities classified as available-for-sale (“AFS”) are comprised of securities issued by GSE variable rate collateralized mortgage obligations which are marketable at recorded fair values. A small percentage of the AFS portfolio at March 31, 2009 and December 31, 2008 consisted of investments in equity and bond mutual funds held by grantor trusts owned by the FHLBNY. The unit prices, or the “Net asset values,” of the underlying mutual funds were available through publicly viewable web sites and the units were marketable at recorded fair values. In summary, the recorded fair values of available-for-sale securities in the Statements of Condition at March 31, 2009 and December 31, 2008 reflected the estimated price at which the positions could be sold.
All of the FHLBNY’s mortgage-backed securities classified as available-for-sale are marketable and the fair value of these investment securities is estimated by management using specialized pricing services that employ pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models are market based and observable. Examples of securities, which would generally be classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined under SFAS 157, include GSE issued collateralized mortgage obligations and money market funds.
See Note 16 — Fair Values of Financial Instruments — for additional disclosure with respect to the Levels associated with assets and liabilities recorded on the Bank’s Statements of Condition at March 31, 2009 and December 31, 2008. See Note 16 — Fair Values of Financial Instruments — for more information about fair value disclosures of financial instruments under the provisions of SFAS 107.

Fair Value on a Nonrecurring Basis — Certain held-to-maturity investment securities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments in certain circumstances (for example, when there is evidence of other-than-temporary impairment). The FHLBNY early adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP115-2”). In accordance with FSP115-2, held-to-maturity mortgage-backed securities with an amortized cost basis of $37.0 million prior to write-down were written down to their fair value of $21.8 million, resulting in an impairment charge. The impairment was separated into a credit loss component of $5.3 million recorded as a charge to current year first quarter’s earnings. The non-credit component of $9.9 million was recorded in other comprehensive income (loss).
Financial Assets and Financial Liabilities recorded under the Fair Value Option — SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159” or “FVO”), created a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. In the third quarter of 2008, the FHLBNY elected the FVO designation for certain consolidated obligation bonds which were hedged by interest rate swaps in an economic hedge of the changes in the fair values of the designated bonds. See Note 16 — Fair Values of Financial Instruments for more information.
In addition, SFAS 157 measurement standards were adopted in the fair value measurement of financial assets and liabilities disclosed under the provisions of SFAS 107 “Disclosures About Fair Value of Financial Instruments” as amended by FSP FAS 107-1 “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). See Estimated Fair values (SFAS 107) — Summary Tables for more information about fair values (Note 16 — Fair Values of Financial Instruments).
Investments
Early adoption by the FHLBNY of FSP FAS 115-2 at January 1, 2009 required the Bank to incorporate certain clarifications and definitions in its investment policies; FSP FAS 115-2 amends SFAS 115, and is primarily intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The standards under the FSPs have been incorporated in the Bank’s investment policies as summarized below.
The FHLBNY classifies investments for which it has both the ability and intent to hold to maturity at amortized cost basis as held-to-maturity investments. Amortized cost basis includes adjustments made to the cost of an investment for accretion, amortization, collection of cash, previous OTTI recognized in earnings and fair value hedge accounting adjustments. The FHLBNY classifies investments that it may sell before maturity as available-for-sale and carries them at fair value.
Under SFAS 115, changes in circumstances may cause the FHLBNY to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the FHLBNY that could not have been reasonably anticipated may cause the FHLBNY to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity. The Bank did not transfer or sell any held-to-maturity securities due to changes in circumstances thus far in 2009 as well as all of 2008 and 2007.

In accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) such that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale of a security occurs after the FHLBNY has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable over its term.
The FHLBNY classifies investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities is recorded in other comprehensive income as a net unrealized gain or loss on available-for-sale securities. If available-for-sale securities had been hedged (none at March 31, 2009 or December 31, 2008) under a SFAS 133 qualifying fair value hedge, the FHLBNY would record the portion of the change in value related to the risk being hedged in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities together with the related change in the fair value of the derivative, and would record the remainder of the change in other comprehensive income as a Net unrealized gain (loss) on available-for-sale securities. If available-for-sale securities had been hedged under a SFAS 133 qualifying cash flow hedge, the FHLBNY would record the effective portion of the change in value of the derivative related to the risk being hedged in other comprehensive income as a Net unrealized gain (loss) on hedging activities. The ineffective portion would be recorded in Other income (loss) and presented as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
The FHLBNY computes the amortization and accretion of premiums and discounts on mortgage-backed securities using the level-yield method over the estimated lives of the securities. The FHLBNY’s estimated life method requires a retrospective adjustment of the effective yield each time the FHLBNY changes the estimated life as if the new estimate had been known at the original acquisition date of the asset.
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
The FHLBNY regularly evaluates its investments for impairment and determines if unrealized losses are temporary based in part on the creditworthiness of the issuers and the underlying collateral. A security is considered impaired if its fair value is less than its amortized cost basis. Amortized cost basis includes adjustments made to the cost of an investment for accretion, amortization, collection of cash, previous OTTI recognized in earnings and fair value hedge accounting adjustments. If management has made a decision to sell such a security, other-than-temporary impairment (“OTTI”) is considered to have occurred. If a decision to sell the investment has not been made, and management concludes that it is more likely than not that it will be required to sell such a security before recovery of the amortized cost basis of the security, an OTTI is considered to have occurred.
Even if management does not intend to sell such a security, an OTTI has occurred if analysis determines that a credit loss exists. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is a credit loss. To determine if a credit loss exists, management compares the present value of the cash flows expected to be collected to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the security’s amortized cost, an OTTI exists, irrespective of whether management will be required to sell such a security. The Bank’s methodology for calculating the present value of expected cash flows is to discount the expected cash flows (principal and interest) of a fixed-rate security that is deemed as OTTI by using the effective interest rate the security as of the date it was acquired. For a variable-rate security that is evaluated for OTTI, the present value of expected cash flows are discounted using a forward-rate curve.

If management determines that it intends to sell a security in an unrealized loss position, the entire OTTI is recorded as a charge to earnings in the period management reaches a decision to sell or can no longer assert that it will not be required to sell such as security before recovery of the amortized cost basis of the security.
However, if management determines that OTTI exists only because of a credit loss (even if it does not intend to sell or it will not be required to sell such as security before recovery of the amortized cost basis of the security), the amount of impairment related to credit loss will affect earnings and the amount of loss related to factors other than credit loss is recognized as a component of Accumulated other comprehensive income (loss).
If the FHLBNY determines that OTTI has occured, it accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment. The investment security is written down to fair value, which becomes its new amortized cost basis. The new amortized cost basis is not adjusted for subsequent recoveries in fair value.
For securities designated as available-for-sale, subsequent unrealized changes to the fair values (other than OTTI) are recorded in Accumulated other comprehensive income (loss). For securities designated as held-to-maturity, the amount of OTTI recorded in Accumulated other comprehensive income (loss) for the non-credit component of OTTI is amortized prospectively over the remaining life of the securities based on the timing and amounts of estimated future cash flows. Amortization out of Accumulated other comprehensive income (loss) is offset by an increase in the carrying value of securities until the securities are repaid or are sold or subsequent OTTI is recognized in earnings.
If subsequent evaluation indicates a significant increase in cash flows greater than previously expected to be collected or if actual cash flows are significantly greater than previously expected, the increases should be accounted for as a prospective adjustment to the accretable yield through interest income. In subsequent periods, if the fair value of the investment security has further declined below its then-current carrying value and there has been a decrease in the estimated cash flows the FHLBNY expects to collect, the FHLBNY reviews the security for further impairment charges.
In the current year first quarter, the Bank recognized an OTTI loss of $15.2 million, of which the credit component was $5.3 million and the non-credit component was $9.9 million. Two held-to-maturity private-label mortgage-backed securities were written down by $15.2 million to their fair value. The non-credit loss of $9.9 million was recorded in Accumulated other comprehensive income (loss). The credit component of the OTTI of $5.3 million was recorded as a charge to current year first quarter’s earnings. The Bank did not experience any OTTI during 2008 or 2007.
Other-than-temporary impairment analysis of mortgage-backed securities
Securities with a fair value below amortized cost basis are considered impaired. Determining whether a decline in fair value is OTTI requires significant judgment. The FHLBNY evaluates its individual held-to-maturity investment in private label issued mortgage- and asset- backed securities for OTTI on a quarterly basis. As part of this process, the FHLBNY assesses if it has an intention to sell the security or it is more likely than not that it will be required to sell the impaired investment before recovery of its amortized cost basis.

To determine which individual securities are at risk of OTTI, the FHLBNY considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the debt securities; the underlying type of collateral; the year of securitization or vintage, the duration and level of the unrealized loss; any credit enhancements or insurance for securities that were “wrapped” at inception; and certain other collateral-related characteristics such as FICO® credit scores and delinquency rates. The relative importance of this information varies based on the facts and circumstances surrounding each security as well as the economic environment at the time of assessment and, if insured, the financial strength of the monoline insurers when the security relies on the insurer for support either currently or potentially in future periods. In determining monoline insurer support, the Bank considers the contractual terms of the insurance guarantee, and whether the credit protection under the terms of the agreement travels with the security, if the security is estimated to rely on insurance protection for cash flow deficiency either currently or in the future.
For securities screened to be at risk of OTTI, the FHLBNY performs analysis of each security on a quarterly basis to determine whether the credit enhancements within the structure of each security are sufficient to protect against losses of principal and interest on the underlying mortgage loans. The FHLBNY employs third-party models to project cash flows expected to be collected based on the underlying loan collateral. These models use expected borrower default rates, projected loss severities, and forecasted voluntary and involuntary prepayment speeds which are determined by management based on available information.
Each security screened to be at risk of OTTI is typically run under several scenarios, each with independent assumptions of constant prepayment rates or prepayment speeds (“CPR”), conditional default rates (“CDR”) and “Loss severity”. Each independent set of assumptions are typically based on (1) Assumptions derived from third-party vendor service specializing in risk modelling behavior of mortgage-pools and mortgage loan. When vendor service is not able to obtain loan-level data for a specific FHLBNY owned MBS, management uses “proxy” pool weighted average FICO® and weighted average loan-to-value (“LTV”) characteristics in order to formulate vectors. (2) Assumptions obtained based on market “consensus” and derived from vintage or shelf-specific performance data collected by market participants, and (3) assumptions derived from latest actual performance statistics extracted from reports from trustees, loan servicer reports and others.
The FHLBNY then performs cash flow analysis based on expected behavior of the underlying loans under each independent scenario to generate expected cash flows to be collected, and a detailed understanding of each security’s credit-support structure and credit-enhancement sufficiency to enable management to perform a qualitative review.
Certain held-to-maturity private-label MBS are insured by third-party bond insurers (monoline insurers). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. For securities that are screened and identified to be at risk of OTTI and protected by such third-party insurance, the analysis looks first to the performance of the underlying security, considering its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due. If these protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.
The monoline insurers have been subject to adverse ratings, rating downgrade, and weakening financial performance measures. In estimating the insurers’ capacity to provide credit protection in the future to cover any decrease in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to assess the ability of monoline insurer to meet future insurance obligations. The methodology establishes boundaries that can be used on a consistent basis, and includes both quantitative and qualitative factors.

This methodology calculates the length of time a monoline is expected to remain financially viable to pay claims for securities insured; it employs for the most part, publicly available information to identify cash flows used up by a monoline for insurance claims. Based on the monoline’s existing insurance reserves, the methodology attempts to predict the length of time over which the monoline’s claims-paying resource could sustain bond insurance losses. The methodology provides an indicator of a point in time in the future when the monoline’s claim-paying resource is estimated to be exhausted.
For the FHLBNY insured securities that are deemed to be credit impaired absent insurer protection, the methodology compares the timing and amount of the cash flow shortfall to the timing of the when a monoline’s claim-paying resource is deemed exhausted. The analysis quantifies both the timing and the amount of cash flow shortfall that the insurer is unlikely to be able to cover. However, estimation of an insurer’s financial strength to remain viable over a long time horizon requires significant judgment and assumptions. Predicting when the insurers may no longer have the ability to perform under their contractual agreements, then comparing the timing and amounts of cash flow shortfalls of securities that are credit impaired absent insurer protection to determine credit impairment requires significant judgment.
Because predicting outcomes over a distant time horizon is inherently subjective, the FHLBNY has established qualitative factors to assist its analysis when a quantitative measure results in a prediction that is so far in the future that its reliability may be subject to challenge. In circumstances that identify insignificant cash flow shortfalls far into future periods and at a time when insurance coverage is also deemed unavailable, the Bank would employ qualitative assessments. When any cash flow shortfalls are identified and the insurance coverage is deemed unavailable in the near- to medium-term, the decision to record OTTI is less judgmental. These boundaries are established to provide consistency in the assessment of OTTI under different fact patterns.
The FHLBNY believes that bond insurance is an inherent aspect of credit support within the structure of the security itself and it is appropriate to include insurance in its evaluation of expected cash flows and determination of OTTI. The FHLBNY has also established that the terms of insurance enable the insurance to travel with the security if the security is sold in the future. Currently, the monolines that provide insurance for the Bank’s securities are going concerns and are honoring claims with their existing capital resources. Within the boundaries set in the methodology outline above, the Bank believes it is appropriate to assert that insurer credit support can be relied upon. As with all assumptions, changes to these assumptions may result in materially different outcomes and the realization of additional other-than-temporary impairment charges in the future.
Mortgage Loans Held-for-portfolio
The FHLBNY participates in the Mortgage Partnership Finance program ® (“MPF” ®) by purchasing and originating conventional mortgage loans from its participating members, herein after referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans purchased were not a significant total of the outstanding mortgage loans held-for-portfolio at March 31, 2009 and December 31, 2008. The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities. The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers. Collectability of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”), for which the maximum exposure is estimated to be $13.8 million at March 31, 2009 and at December 31, 2008. The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI. The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY or originates as an agent for the FHLBNY (only relates to MPF 100 product). For assuming this risk, PFIs receive monthly “credit enhancement fees” from the FHLBNY.
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
The allowance for credit losses on mortgage loans was $1.8 million and $1.4 million as of March 31, 2009 and December 31, 2008.
The Bank identifies inherent losses through analysis of the conventional loans (FHA and VA are insured loans, and excluded from the analysis) that are not adversely classified or past due. Reserves are based on the estimated costs to recover any portions of the MPF loans that are not FHA and VA insured. When a loan is foreclosed, the Bank will charge to the loan loss reserve account for any excess of the carrying value of the loan over the net realizable value of the foreclosed loan.

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
The FHLBNY also holds participation interests in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program. Acquisition of participations under the CMA program was suspended indefinitely in November 2001, and outstanding balance was $4.0 million at March 31, 2009 and December 31, 2008. If adversely classified, CMA loans will have additional reserves established based on the shortfall of the underlying estimated liquidation value of collateral to cover the remaining balance of the CMA loan. Reserve values are calculated by subtracting the estimated liquidation value of the collateral (after sale value) from the current remaining balance of the CMA loan.
Note 2. Cash and due from banks
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in cash and due from banks.
Compensating balances
The Bank maintained average required clearing balances with various Federal Reserve Banks of approximately $1.0 million for the periods ended March 31, 2009 and December 31, 2008. The Bank uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through deposit reserves
The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks were $40.5 million and $31.0 million as of March 31, 2009 and December 31, 2008. The Bank includes member reserve balances in other liabilities in the statements of condition.
Note 3. Interest-bearing deposits
In October 2008, the Board of Governors of the Federal Reserve System directed the Federal Reserve Banks to pay interest on balances in excess of certain required reserve and clearing balances. The formula for calculating interest earned is based on average excess balances over the calculation period; rates are generally tied to the federal funds rate. The balances at March 31, 2009 and December 31, 2008 represent the actual excess balance with the Federal Reserve Bank of New York.
Note 4. Held-to-maturity securities
Held-to-maturity securities consist of mortgage- and asset-backed securities (collectively mortgage-backed securities or “MBS”), state and local housing finance agency bonds, and short-term certificates of deposits issued by highly-rated banks and financial institutions.
At March 31, 2009 and December 31, 2008, the FHLBNY had pledged MBS with an amortized cost basis of $2.5 million and $2.7 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.
The FHLBNY records investments classified as held-to-maturity at amortized cost basis.

Mortgage-backed securities — The amortized cost basis of investments in mortgage-backed securities issued by Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”) (together, government sponsored enterprises or “GSE”) and a U.S. government agency at March 31, 2009 was $7.6 billion, or 83.1% of the amortized cost basis of total MBS classified as held-to-maturity. The comparable amortized cost basis of GSE issued MBS at December 31, 2008 was $7.6 billion, or 81.3% of total held-to-maturity securities. The amortized cost basis of privately issued mortgage- and asset-backed securities at March 31, 2009 and December 31, 2008 were $1.5 billion and $1.7 billion. Privately issued MBS primarily included commercial mortgage- and asset-backed securities, and mortgage pass-throughs and Real Estate Mortgage Investment Conduit bonds, and securities supported by manufactured housing loans.
In recent periods, investments in GSE issued securities, specifically those issued by Fannie Mae and Freddie Mac, were affected by investor concerns regarding those entities’ capital levels needed to offset expected credit losses that may result from declining home prices. The Housing Act (see the FHLBNY’s most recent Form 10-K for more details about the Housing Act) contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. The U.S. Treasury and the Finance Agency have placed Fannie Mae and Freddie Mac into conservatorship with the Finance Agency named as conservator. The Finance Agency will manage Fannie Mae and Freddie Mac to stabilize their financial conditions and their ability to support the secondary mortgage market. As the securities are guaranteed and the Bank has the ability and intent to hold the securities to the recovery of their values, the Bank believes any unrealized losses will be recovered. The Bank believes that unrealized losses on GSE and government agency issued securities are primarily the result of the liquidity issues in the credit markets.
Certificates of deposits — Investments in certificates of deposits were also classified as held-to-maturity. All such investments mature within one year. The amortized cost basis was $300.0 million and $1.2 billion at March 31, 2009 and December 31, 2008.
State and local housing finance agency bonds — Investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) were classified as held-to-maturity and the amortized cost basis was $802.6 million and $804.1 million at March 31, 2009 and December 31, 2008.
Impairment analysis on held-to-maturity securities — Securities with a fair value below amortized cost basis are considered impaired. Determining whether a decline in fair value is other-than-temporarily impaired or OTTI requires significant judgment. The FHLBNY evaluates its individual held-to-maturity investment in private label issued mortgage- and asset-backed securities for OTTI on a quarterly basis. As part of this process, the FHLBNY assesses if it has an intention to sell the security or if it is more likely than not that it will be required to sell the impaired investment before recovery of its amortized cost basis.
To determine which individual securities are at risk of OTTI, the FHLBNY considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the debt securities; the underlying type of collateral; the year of securitization or vintage, the duration and level of the unrealized loss; any credit enhancements or insurance for securities that were “wrapped” at inception; and certain other collateral-related characteristics such as FICO® credit scores, and delinquency rates. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment, and, if insured, the financial strength of the monoline insurers when the security relies on the insurer for support either currently or potentially in future periods. In determining monoline insurer support, the Bank considers the contractual terms of the insurance guarantee, whether the credit protection under the terms of the agreement travels with the security, and if the security is estimated to rely on insurance protection for cash flow deficiency either currently or in the future.

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
Non-agency private-label mortgage- and asset-backed securities (“PLMBS”) — At March 31, 2009, the FHLBNY evaluated all 55 (55 at December 31, 2008) non-agency private label residential and asset-backed MBS in its investment portfolio by performing a security-level review. Commercial mortgage-backed securities were also reviewed at a security level. As a result of this security level review, the FHLBNY identified 19 securities at March 31, 2009 (21 at December 31, 2008) with performance measures indicating the possibility of other-than-temporary impairment based on the Bank’s screening and monitoring parameters, which included pricing, credit rating and credit enhancement coverage. These securities were evaluated further by analyzing the expected cash flows to be collected based on the structure of the security under certain assumptions, such as estimated default rates, loss severity and prepayment speeds. For more information, see Significant Accounting Policies and Estimates in Note 1.
The following summarizes key characteristics of the 19 securities at risk of OTTI at March 31, 2009. The amortized cost basis of these held-to-maturity securities are before impairment charge offs (dollars in thousands):

		AMBAC		MBIA		Uninsured
		Amortized	Fair	Amortized	Fair	Amortized	Fair	Gross
Ratings	Count	Cost Basis	Value	Cost Basis	Value	Cost Basis	Value	Losses

AAA	6	$—	$—	$—	$—	$117,561	$63,078	$(54,483)
AA	—	—	—	—	—	—	—	—
A	3	87,099	46,833	—	—	—	—	(40,266)
BBB	8	108,065	63,380	—	—	—	—	(44,685)
BB	1	—	—	13,752	8,273	—	—	(5,479)
B	1	—	—	23,259	13,535	—	—	(9,724)

Total	19	$195,164	$110,213	$37,011	$21,808	$117,561	$63,078	$(154,637)

Monoline support — The Bank’s analysis at March 31, 2009 projected under various cash flow scenarios indicated that 13 securities at March 31, 2009 (14 at December 31, 2008) that were considered to be at risk of OTTI at March 31, 2009 are insured by Ambac Assurance Corp (“Ambac”) and MBIA Insurance Corp (“MBIA”). Certain held-to-maturity private-label securities are insured by Financial Security Assurance, Inc (“FSA”) and these securities are not at risk of impairment even without credit support from FSA.
The monoline insurers have been subject to adverse ratings, rating downgrade, and weakening financial performance measures. Rating downgrade imply an increased risk that the insurer will fail to fulfill its obligations to reimburse the investor for claims under the insurance policies.
A number of insured securities have been identified as credit impaired absent credit protection from Ambac and MBIA to meet scheduled payments in the future. Cash flows on certain insured securities are currently experiencing cash flow shortfalls. Ambac and MBIA are currently paying claims in order to meet current cash flow deficiency within the structure of the securities.
The Bank has analyzed the going-concern basis of Ambac and MBIA, the two monoline insurers that are associated with the 13 insured securities potentially at risk of OTTI. The Bank has analyzed the financial strength of Ambac and MBIA to perform with respect to their contractual obligations for the securities owned by the FHLBNY; the monolines are currently performing under the terms of their contractual agreements with respect to the FHLBNY’s insured bonds. See Significant Accounting Policies and Estimates in Note 1 for more information about investment and impairment policies and estimates. However, estimation of an insurer’s financial strength to remain viable over a long time horizon requires significant judgment and assumptions. Predicting when the insurers may no longer have the ability to perform under their contractual agreements, then comparing the timing and amounts of cash flow shortfalls of securities that are credit impaired to when insurer protection may no be available, and determining credit impairment is judgmental. Estimation of the cash flow shortfall far into future periods itself requires significant judgment, the further out in the future a monoline is not expected to perform, such estimations involve significant assumptions and judgment.
Based on the Bank’s methodologies and analysis, OTTI was recognized for two securities owned by the FHLBNY and insured by MBIA. Management’s analysis determined that the two securities would require cash flow support from MBIA beyond the period the FHLBNY’s methodology considers MBIA’s claim paying ability to remain viable. Total credit loss of $5.3 million recognized on the two held-to-maturity private-label securities at March 31, 2009 is the estimated cash flow shortfall beyond this period.
The Bank will continue to closely monitor the viability of the monoline insurers on an on-going basis.

OTTI Conclusion — Based on the management’s determination of expected cash flow shortfall of two securities insured by MBIA concurrently with the determination that MBIA’s claim paying ability would not be sufficient in future periods, management concluded that two securities had become other-than-temporarily impaired at March 31, 2009. The Bank early adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009, and has applied accounting provisions under the FSP FAS 115-2 to write down the two securities to their fair values at March 31, 2009. Recognition of impairment resulted in a charge of $5.3 million to current year first quarter earnings and the amount represented management’s best estimate of credit losses in the two securities for which the FHLBNY does not intend to sell the securities and it is more likely than not that the FHLBNY will not be required to sell the securities prior to recovery of their amortized cost basis. Factors other than credit losses were $9.9 million and were charged directly to Accumulated other comprehensive loss at March 31, 2009. The amortized cost basis of the two securities prior to the write down was $37.0 million. The new amortized cost basis is $21.8 million, which is the fair value of the two securities at March 31, 2009. Had the FHLBNY not adopted FSP FAS 115-2, the FHLBNY would have recognized additional OTTI charge of $9.9 million on a pre-assessment basis for the current year first quarter.
The table below summarizes the key characteristics of the two securities deemed as OTTI at March 31, 2009 (dollars in thousands):

		Insurer MBIA		OTTI		Gross Losses
		Amortized	Fair	Credit	Non-credit	Less than	More than
Ratings	Count	Cost Basis	Value	Loss	Loss	12 months	12 months

BB	1	$13,752	$8,273	$(1,926)	$(3,553)	$—	$(5,479)
B	1	23,259	13,535	(3,339)	(6,385)	—	(9,724)

Total	2	$37,011	$21,808	$(5,265)	$(9,938)	$—	$(15,203)

With respect to the Bank’s remaining investments, the Bank believes no other-than-temporary impairment exists. The Bank’s conclusion is based upon multiple factors: bond issuers’ continued satisfaction of their obligations under the contractual terms of the securities; the estimated performance of the underlying collateral; the evaluation of the fundamentals of the issuers’ financial condition; and the estimated support from the monoline insurers under the contractual terms of insurance. Management has not made a decision to sell such securities at March 31, 2009. Management has also concluded that it is more likely than not that it will not be required to sell such as security before recovery of the amortized cost basis of the security. Based on factors outlined above, the FHLBNY believes that the remaining securities classified as held-to-maturity were not other-than-temporarily impaired as of March 31, 2009 and December 31, 2008.
However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market and spreads return to levels that reflect underlying credit characteristics, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the presumption of the ability of monoline insurers to support the insured securities identified at March 31, 2009 as dependent on insurance is negatively impacted by the insurers’ future financial performance, it would be likely that additional OTTI may be recognized in future periods.

The following table provides rollforward information of the credit component of OTTI recognized in earnings related to held-to-maturity securities for which a portion of the OTTI was recognized in other comprehensive income (loss) (in thousands):

March 31,
2009
Beginning balance, January 1, 2009	$—

Additions to the credit component for OTTI loss not previously recognized	5,265
Credit component of OTTI reclassified to OCI	—

Ending balance, March 31, 2009	$5,265

Major Security Types
The amortized cost basis, gross unrealized gains, losses, fair value of held-to-maturity securities, and OTTI recognized in other comprehensive income were as follows (in thousands):

	March 31, 2009
	Amortized	Gross	Gross		Total
	Cost	Unrealized	Unrealized	Fair	OTTI
	Basis	Holding Gains	Holding Losses	Value	in OCI
State and local housing agency bonds	$802,637	$3,504	$(74,369)	$731,772	$—
Mortgage-backed securities	9,132,442	251,107	(331,196)	9,052,353	(9,938)
Certificates of deposit	300,000	17	—	300,017	—

Total	$10,235,079	$254,628	$(405,565)	$10,084,142	$(9,938)

	December 31, 2008
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Holding Gains	Holding Losses	Value
State and local housing agency bonds	$804,100	$6,573	$(47,512)	$763,161
Mortgage-backed securities	9,326,443	187,531	(342,662)	9,171,312
Certificates of deposit	1,203,000	328	—	1,203,328

Total	$11,333,543	$194,432	$(390,174)	$11,137,801

Unrealized Losses
The following tables summarize held-to-maturity securities with fair values below their amortized cost basis. The fair values and gross unrealized holding losses are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position. Gross unrealized holding losses at March 31, 2009 and December 31, 2008 were caused by interest rate changes, credit spread widening and reduced liquidity in the applicable markets. The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that gross unrealized holding losses in the analysis below represent temporary impairment (in thousands).

	March 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Non-MBS Investment Securities

State and local housing agency obligations	$440,114	$(36,697)	$102,883	$(37,672)	$542,997	$(74,369)

Total Non-MBS	440,114	(36,697)	102,883	(37,672)	542,997	(74,369)

MBS Investment Securities

MBS — Other US Obligations

Ginnie Mae	2,717	(53)	3,216	(76)	5,933	(129)

MBS-GSE

Fannie Mae	82,900	(510)	3,145	(76)	86,045	(586)
Freddie Mac	1,064	(17)	—	—	1,064	(17)

Total MBS-GSE	83,964	(527)	3,145	(76)	87,109	(603)

MBS-Private Label	317,407	(40,903)	873,826	(289,561)	1,191,233	(330,464)

Total MBS	404,088	(41,483)	880,187	(289,713)	1,284,275	(331,196)

Total Temporarily Impaired	844,202	(78,180)	983,070	(327,385)	1,827,272	(405,565)

OTTI Securities	—	—	21,808	(9,938)	21,808	(9,938)

Total MBS in Gros Unrealized Loss Positions	$844,202	$(78,180)	$1,004,878	$(337,323)	$1,849,080	$(415,503)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Non-MBS Investment Securities

State and local housing agency obligations	$78,261	$(16,065)	$84,108	$(31,447)	$162,369	$(47,512)

Total Non-MBS	78,261	(16,065)	84,108	(31,447)	162,369	(47,512)

MBS Investment Securities

MBS — Other US Obligations

Ginnie Mae	6,137	(187)	—	—	6,137	(187)

MBS-GSE
Fannie Mae	3,452	(125)	—	—	3,452	(125)
Freddie Mac	1,102	(30)	32	—	1,134	(30)

Total MBS-GSE	4,554	(155)	32	—	4,586	(155)

MBS-Private Label	509,273	(115,061)	718,321	(227,259)	1,227,594	(342,320)

Total MBS	519,964	(115,403)	718,353	(227,259)	1,238,317	(342,662)

Total Temporarily Impaired	$598,225	$(131,468)	$802,461	$(258,706)	$1,400,686	$(390,174)

Note 5. Available-for-sale securities
Impairment analysis on Available-for-sale securities —The Bank’s entire portfolio of mortgage-backed securities classified as available-for-sale (“AFS”) are comprised of securities issued by GSEs as variable rate collateralized mortgage obligations which are “pass through” securities. The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac or a government agency by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities. Based on the Bank’s analysis, GSE and agency issued securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. The U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE and agency issued securities given the current levels of collateral and credit enhancements and guarantees that exist to protect the investments. Management has not made a decision to sell such securities at March 31, 2009. Management also concluded that it is more likely than not that it will not be required to sell such securities before recovery of the amortized cost basis of the security. The FHLBNY believes that these securities were not other-than-temporarily impaired as of March 31, 2009. The Bank established certain grantor trusts to fund current and future payments under certain supplemental pension plans and these were classified as available-for-sale. The grantor trusts invest in money market and bond funds and such investments make up the remainder of the AFS portfolio. Investments in equity and fixed-income funds are redeemable at short notice, and realized gains and losses from investments in the funds were not significant. No security classified as available-for-sale had been pledged at March 31, 2009 and December 31, 2008.
The amortized cost basis, gross unrealized gains, losses, and the fair value of investments classified as available-for-sale were as follows (in thousands):

	March 31, 2009
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

Cash equivalents	$846	$—	$—	$846
Equity funds	9,288	—	(4,114)	5,174
Fixed income funds	3,795	48	(11)	3,832
Mortgage-backed securities	2,662,061	2,603	(32,520)	2,632,144

Total	$2,675,990	$2,651	$(36,645)	$2,641,996

	December 31, 2008
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

Cash equivalents	$836	$—	$—	$836
Equity funds	8,978	—	(3,516)	5,462
Fixed income funds	3,833	66	(10)	3,889
Mortgage-backed securities	2,912,642	364	(61,324)	2,851,682

Total	$2,926,289	$430	$(64,850)	$2,861,869

Unrealized Losses — Available-for-sale securities (in thousands):

	March 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities

MBS-GSE

Fannie Mae	$270,453	$(2,588)	$1,202,238	$(20,688)	$1,472,691	$(23,276)
Freddie Mac	321,407	(3,465)	463,798	(5,779)	785,205	(9,244)

Total MBS-GSE	591,860	(6,053)	1,666,036	(26,467)	2,257,896	(32,520)

Total Temporarily Impaired	$591,860	$(6,053)	$1,666,036	$(26,467)	$2,257,896	$(32,520)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities

MBS-GSE

Fannie Mae	$1,662,928	$(35,047)	$142,630	$(3,539)	$1,805,558	$(38,586)
Freddie Mac	957,617	(21,744)	39,077	(994)	996,694	(22,738)

Total MBS-GSE	2,620,545	(56,791)	181,707	(4,533)	2,802,252	(61,324)

Total Temporarily Impaired	$2,620,545	$(56,791)	$181,707	$(4,533)	$2,802,252	$(61,324)

Gross unrealized losses at March 31, 2009 and December 31, 2008 were caused by interest rate changes, credit spread widening and reduced liquidity in the applicable markets. The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis above represent temporary impairment.

Note 6 . Advances
Redemption terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	March 31, 2009			December 31, 2008
		Weighted [2]			Weighted [2]
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$—	—%	—%	$—	—%	—%
Due in one year or less	25,389,467	2.00	25.55	32,420,095	2.52	31.36
Due after one year through two years	17,132,974	3.15	17.24	16,150,121	3.71	15.62
Due after two years through three years	7,902,987	3.18	7.95	7,634,680	3.76	7.39
Due after three years through four years	7,377,085	3.39	7.42	6,852,514	3.74	6.63
Due after four years through five years	4,279,074	3.60	4.31	3,210,575	3.88	3.11
Due after five years through six years	1,305,230	3.39	1.31	836,689	3.74	0.81
Thereafter	36,001,548	3.83	36.22	36,275,053	3.96	35.08

Total par value	99,388,365	3.15%	100.00%	103,379,727	3.44%	100.00%

Discount on AHP advances [1]	(310)			(330)
SFAS 133 hedging basis adjustments [1]	5,075,543			5,773,479

Total	$104,463,598			$109,152,876

[1]	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Interest rates on AHP advances ranged from 1.25% to 4.00% at March 31, 2009 and 1.25% to 6.04% at December 31, 2008.

[2]	The weighed average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate bonds, the weighted average rate is the rate outstanding at the reporting dates.
The following summarizes advances by year of maturity or next call date (dollars in thousands):

	March 31, 2009		December 31, 2008
		Percentage of		Percentage of
	Amount	total	Amount	total

Overdrawn demand deposit accounts	$—	—%	$—	—%
Due or putable in one year or less	58,699,279	59.06	63,251,007	61.18
Due or putable after one year through two years	18,552,824	18.67	18,975,821	18.36
Due or putable after two years through three years	9,704,537	9.76	10,867,530	10.51
Due or putable after three years through four years	6,028,185	6.07	5,293,364	5.12
Due or putable after four years through five years	3,673,324	3.70	2,728,075	2.64
Due or putable after five years through six years	678,480	0.68	230,189	0.22
Thereafter	2,051,736	2.06	2,033,741	1.97

Total par value	99,388,365	100.00%	103,379,727	100.00%

Discount on AHP advances	(310)		(330)
SFAS 133 hedging basis adjustments	5,075,543		5,773,479

Total	$104,463,598		$109,152,876

Note 7. Mortgage loans held-for-portfolio
Mortgage Partnership Finance program, or (“MPF”) constitutes the majority of the mortgage loans held-for-portfolio. The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from or originated through its participating financial institutions (“PFIs”). The members retain servicing rights and may credit-enhance the portion of the loans participated to the FHLBNY. No intermediary trust is involved.
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2009		December 31, 2008
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Real Estate:
Fixed medium-term single-family mortgages	$451,675	31.61%	$467,845	32.15%
Fixed long-term single-family mortgages	973,362	68.11	983,493	67.58
Multi-family mortgages	3,984	0.28	4,009	0.27

Total par value	1,429,021	100.00%	1,455,347	100.00%

Unamortized premiums	10,272		10,662
Unamortized discounts	(6,092)		(6,310)
Basis adjustment [1]	(454)		(408)

Total mortgage loans held-for-portfolio	1,432,747		1,459,291
Allowance for credit losses	(1,848)		(1,406)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,430,899		$1,457,885

[1]	Represents fair value basis of open and closed delivery commitments.
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers (See Significant Accounting Policies and Estimates in Note 1 in the Bank’s most recent Form 10-K filed on March 27, 2009). The first layer is typically 100 basis points but varies with the particular MPF program. The amount of the first layer, or First Loss Account or “FLA”, was estimated as $13.8 million at March 31, 2009 and December 31, 2008. The FLA is not recorded or reported as a reserve for loan losses as it serves as a memorandum information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the Participating Financial Institution (“PFI”) has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued were not material for the first quarters of 2009 and 2008, and were reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.

The following provides rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended March 31,
	2009	2008

Beginning balance	$1,405	$633
Charge-offs	—	—
Recoveries	—	—

Net charge-offs	—	—
Provision (Recovery) for credit losses on mortgage loans	443	30

Ending balance	$1,848	$663

The First Loss Account (“FLA”) memorializes the first tier of credit exposure and is neither an indication of inherent losses in the loan portfolio nor a loan loss reserve.
As of March 31, 2009 and December 31, 2008, the FHLBNY had $7.1 million and $4.8 million of non-accrual loans. The estimated fair value of the mortgage loans as of March 31, 2009 and December 31, 2008 is reported in Note 16 — Fair Values of Financial Instruments. Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.
The following table summarizes mortgage loans held-for-portfolio, all Veterans Administrations insured loans, past due 90 days or more and still accruing interest (in thousands):

	March 31, 2009	December 31, 2008

Secured by 1-4 family	$719	$507

Note 8. Consolidated obligations
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
Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks. The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $1.1 trillion and $1.3 trillion as of March 31, 2009 and December 31, 2008.
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
The FHLBNY met the qualifying unpledged asset requirements in each of the period ends in this report as follows:

	March 31, 2009	December 31, 2008

Percentage of unpledged qualifying assets to consolidated obligations	108%	107%

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
With respect to interest payment terms, consolidated bonds may also have step-up, or step-down terms. Step-up bonds generally pay interest at increasing fixed rates for specified intervals over the life of the bond. Step-down bonds pay interest at decreasing fixed rates. These bonds generally contain provisions enabling the FHLBNY to call the bonds at its option on predetermined exercise dates at par.
The following summarizes consolidated obligations issued by the FHLBNY and outstanding at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008

Consolidated obligation bonds-amortized cost	$68,497,600	$80,978,383
SFAS 133 fair value basis adjustments	1,077,217	1,254,523
Fair value basis on terminated hedges	6,882	7,857
SFAS 159 valuation adjustments and accrued interest	377	15,942

Total Consolidated obligation-bonds	$69,582,076	$82,256,705

Discount notes-amortized cost	$48,721,469	$46,329,545
Fair value basis adjustments	157	361

Total Consolidated obligation-discount notes	$48,721,626	$46,329,906

Redemption Terms of consolidated obligation bonds
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2009			December 31, 2008
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate [1]	of total	Amount	Rate [1]	of total

One year or less	$41,894,850	1.51%	61.18%	$49,568,550	1.93%	61.23%
Over one year through two years	12,760,050	3.05	18.63	16,192,550	3.20	20.00
Over two years through three years	4,414,800	3.76	6.45	5,299,700	3.73	6.55
Over three years through four years	2,604,575	4.01	3.80	2,469,575	4.75	3.05
Over four years through five years	3,047,850	4.01	4.45	3,352,450	3.99	4.14
Over five years through six years	1,015,000	5.18	1.48	989,300	5.06	1.22
Thereafter	2,743,050	5.29	4.01	3,082,050	5.35	3.81

Total par value	68,480,175	2.35%	100.00%	80,954,175	2.64%	100.00%

Bond premiums	55,406			63,737
Bond discounts	(37,981)			(39,529)
SFAS 133 fair value basis adjustments	1,077,217			1,254,523
Fair value basis adjustments on terminated hedges	6,882			7,857
SFAS 159 valuation adjustments and accrued interest	377			15,942

Total bonds	$69,582,076			$82,256,705

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps. The weighted average coupon of bonds outstanding at March 31, 2009 and December 31, 2008, represent contractual coupons payable to investors.
The following summarizes bonds outstanding by year of maturity or next call date (dollars in thousands):

	March 31, 2009		December 31, 2008
		Percentage of		Percentage of
	Amount	total	Amount	total
Year of Maturity or next call date
Due or callable in one year or less	$43,773,850	63.93%	$53,034,550	65.51%
Due or callable after one year through two years	12,484,850	18.23	15,472,350	19.11
Due or callable after two years through three years	4,179,800	6.10	4,843,700	5.98
Due or callable after three years through four years	2,030,575	2.97	1,445,575	1.79
Due or callable after four years through five years	2,817,850	4.11	2,954,450	3.65
Due or callable after five years through six years	680,500	0.99	684,800	0.85
Thereafter	2,512,750	3.67	2,518,750	3.11

Total par value	68,480,175	100.00%	80,954,175	100.00%

Bond premiums	55,406		63,737
Bond discounts	(37,981)		(39,529)
SFAS 133 fair value adjustments	1,077,217		1,254,523
Fair value basis adjustments on terminated hedges	6,882		7,857
SFAS 159 valuation adjustments and accrued interest	377		15,942

Total carrying value	$69,582,076		$82,256,705

Discount notes
Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding consolidated discount notes were as follows (dollars in thousands):

	March 31, 2009	December 31, 2008

Par value	$48,779,633	$46,431,347

Amortized cost	$48,721,469	$46,329,545
Fair value basis adjustments	157	361

Total	$48,721,626	$46,329,906

Weighted average interest rate	0.58%	1.00%

Note 9. Deposits
The FHLBNY accepts demand, overnight and term deposits from its members. A member that services mortgage loans may deposit in the FHLBNY funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.
The following table summarizes term deposits (in thousands):

	March 31, 2009	December 31, 2008

Due in one year or less	$58,000	$117,400

Total term deposits	$58,000	$117,400

Note 10. Affordable Housing Program and REFCORP
The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10% of regulatory income. The FHLBNY charges the amount set aside for AHP to income and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies. If the result of the aggregate 10% calculation described above is less than $100 million for all twelve FHLBanks, then the FHLBank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of the twelve FHLBanks. There was no shortfall during the current or prior period quarters.

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
The following provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended March 31,
	2009	2008

Beginning balance	$122,449	$119,052
Additions from current period’s assessments	16,557	11,611
Net disbursements for grants and programs	(10,638)	(6,331)

Ending balance	$128,368	$124,332

Each FHLBank is required to pay to REFCORP 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its net income before AHP and REFCORP to REFCORP, which then performs the calculations for each quarter end.

Note 11. Capital, Capital Ratios, and Mandatorily Redeemable Capital Stock
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
The FHLBNY is subject to risk-based capital rules. Specifically, the FHLBNY is subject to three capital requirements. First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit, market, and operations risks capital requirements calculated in accordance with the FHLBNY policy and the rules and regulations of the Federal Housing Finance Agency (“Finance Agency”). Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Agency may require the FHLBNY to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements. In addition, the FHLBNY is required to maintain at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times plus allowance for loan loss reserves and nonpermanent capital weighted 1.0 times plus allowance for loan loss reserves divided by total assets. The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods reported.

[1]	On December 12, 2007 the Finance Board, the predecessor of the Finance Agency, approved amendments to the FHLBNY’s capital plan which allow the FHLBNY to recalculate the membership stock purchase requirement any time after 30 days subsequent to a merger. The amendments also permit the FHLBNY to use a zero mortgage asset base in performing the calculation, which recognizes the fact that the corporate entity that was once its member no longer exists. As a result of these amendments, the FHLBNY could determine that all of the membership stock formerly held by the member would become excess stock, which would give the FHLBNY the discretion, but not the obligation, to repurchase that stock prior to the expiration of the five-year notice period.

Capital Ratios
The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	March 31, 2009		December 31, 2008
	Required [4]	Actual	Required [4]	Actual
Regulatory capital requirements:
Risk-based capital[1]	$595,197	$6,041,881	$650,333	$6,111,676
Total capital-to-asset ratio	4.00%	4.71%	4.00%	4.44%
Total capital[2]	$5,134,358	$6,043,730	$5,501,596	$6,113,082
Leverage ratio	5.00%	7.06%	5.00%	6.67%
Leverage capital[3]	$6,417,947	$9,064,670	$6,876,995	$9,168,920

[1]	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

[2]	Actual “Total capital” is “Risk-based capital” plus allowance for credit losses. Does not include reserves for the Lehman Brothers receivable which is a specific reserve.

[3]	Actual Leverage capital is “Risk-based capital” times 1.5 plus allowance for loan losses.

[4]	Required minimum.
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
In accordance with SFAS 150, the FHLBNY reclassifies the stock subject to redemption from equity to a liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Under such circumstances, the member shares will then meet the definition of a mandatorily redeemable financial instrument and are reclassified to a liability at fair value. Dividends on member shares classified as a liability in the Statements of Condition and an offset in the Statements of Income as an interest expense. The repayment of these mandatorily redeemable financial instruments, once settled, will be reflected as financing cash outflows in the Statements of cash flows. In compliance with this provision, dividends on mandatorily redeemable capital stock in the amounts of $0.9 million and $4.3 million were recorded as interest expense for the current and prior year first quarters.

If a member cancels its notice of voluntary withdrawal, the FHLBNY will reclassify the mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
At March 31, 2009 and December 31, 2008, mandatorily redeemable capital stock of $140.0 million and $143.1 million were held by former members who had attained non-member status by virtue of being acquired by non-members. A small number of members also became non-members by relocating their charters to outside the FHLBNY’s membership district.
Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	March 31, 2009	December 31, 2008

Redemption less than one year	$57,680	$38,328
Redemption from one year to less than three years	74,287	83,159
Redemption from three years to less than five years	2,582	14,646
Redemption after five years or greater	5,412	6,988

Total	$139,961	$143,121

Anticipated redemptions assume the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances. Commencing January 1, 2008, the Bank may also redeem, at its discretion, non-members’ membership stock.

Note 12. Total comprehensive income
Changes in Accumulated other comprehensive income (loss) and total comprehensive income were as follows for the three months ended March 31, 2009 and 2008 (in thousands):

					Accumulated
	Available-	Non-credit	Cash	Supplemental	Other		Total
	for-sale	OTTI on HTM	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	securities	hedges	Plans	Income (Loss)	Income	Income

December 31, 2007	$(373)	$—	$(30,215)	$(5,087)	$(35,675)

Net change	(16,661)	—	(5,221)	—	(21,882)	$100,224	$78,342

March 31, 2008	$(17,034)	$—	$(35,436)	$(5,087)	$(57,557)

December 31, 2008	$(64,420)	$—	$(30,191)	$(6,550)	$(101,161)

Net change	30,426	(9,938)	1,879	—	22,367	$148,139	$170,506

March 31, 2009	$(33,994)	$(9,938)	$(28,312)	$(6,550)	$(78,794)

Note 13. Earnings per share of capital
The following table sets forth the computation of earnings per share (dollars in thousands except per share amounts):

	Three months ended March 31,
	2009	2008

Net income	$148,139	$100,224

Net income available to stockholders	$148,139	$100,224

Weighted average shares of capital	55,976	45,469

Less: Mandatorily redeemable capital stock	(1,430)	(1,946)

Average number of shares of capital used to calculate earnings per share	54,546	43,523

Net earnings per share of capital	$2.72	$2.30

Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents.

Note 14. Employee retirement plans
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
In addition, the FHLBNY maintains a Benefit Equalization Plan (“BEP”) that restores defined benefits and contribution benefits to those employees who have had their qualified defined benefit and defined contribution benefits limited by IRS regulations. The contribution component of the BEP plan is a supplemental defined contribution plan. The plan’s liability consists of the accumulated compensation deferrals and accrued interest on the deferrals. The BEP is an unfunded plan. The FHLBNY also offers a Retiree Medical Benefit Plan, which is a postretirement health benefit plan. There are no funded plan assets that have been designated to provide postretirement health benefits. The Bank has established several grantor trusts to meet future benefit obligations and current payments to beneficiaries in supplemental pension plans.
Effective January 1, 2009, the Bank offers a Nonqualified Deferred Compensation Plan to certain officer employees and to the members of the Board of Directors of the Bank. Participants in the plan may elect to defer all or a portion of their compensation earned. The deferment period is for a minimum period of five years. Amounts recorded as a liability were de minimis at March 31, 2009.
Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended March 31,
	2009	2008

Defined Benefit Plan	$1,441	$1,495
Benefit Equalization Plan (defined benefit)	515	469
Defined Contribution Plan and BEP Thrift	242	186
Postretirement Health Benefit Plan	251	249

Total retirement plan expenses	$2,449	$2,399

Benefit Equalization Plan (BEP)
The plan’s liability consisted of the accumulated compensation deferrals and accrued interest on the deferrals. There were no plan assets that have been designated for the BEP plan.
Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	Three months ended March 31,
	2009	2008

Service cost	$153	$153
Interest cost	263	236
Amortization of unrecognized prior service cost	(36)	(36)
Amortization of unrecognized net loss	135	116

Net periodic benefit cost	$515	$469

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the FHLBNY’s BEP plan were as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008

Discount rate *	6.14%	6.14%
Salary increases	5.50%	5.50%
Amortization period (years)	8	8
Benefits paid during the year	$(544)	$(392)

*	The discount rate was based on the Citigroup Pension Liability Index at December 31, 2008 and adjusted for durations.
The total amounts of benefits paid and expected to be paid under this plan are not expected to be materially different from amount disclosed in the Bank’s Form 10-K filed on March 27, 2009.
Postretirement Health Benefit Plan
The FHLBNY has a postretirement health benefit plan for retirees. Employees over the age of 55 are eligible provided they have completed ten years of service after age 45.
Components of the net periodic benefit cost for the postretirement health benefit plan were (in thousands):

	Three months ended March 31,
	2009	2008
Service cost (benefits attributed to service during the period)	$139	$128
Interest cost on accumulated postretirement health benefit obligation	217	227
Amortization of loss	78	77
Amortization of prior service cost/(credit)	(183)	(183)

Net periodic postretirement health benefit cost	$251	$249

Key assumptions and other information to determine obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	March 31,	December 31,
	2009	2008

Weighted average discount rate at the end of the year*	6.14%	6.14%

Health care cost trend rates:
Assumed for next year	7.00%	7.00%
Ultimate rate	5.00%	5.00%
Year that ultimate rate is reached	2011	2011
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

*	The discount rate was based on the Citigroup Pension Liability Index at December 31, 2008 and adjusted for durations.
The total amounts of benefits paid and expected to be paid under this plan are not expected to be materially different from amount disclosed in the Bank’s Form 10-K filed on March 27, 2009.
Note 15. Derivatives and hedging activities
General — The FHLBNY may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements to manage its exposure to changes in interest rates. The FHLBNY may also use callable swaps to potentially adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The FHLBNY uses derivatives in three ways: by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e., an “economic hedge”). For example, the FHLBNY uses derivatives in its overall interest-rate risk management to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to adjust the interest-rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the FHLBNY also uses derivatives: to manage embedded options in assets and liabilities; to hedge the market value of existing assets and liabilities and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs where possible.
In an economic hedge, a derivative hedges specific or non-specific underlying assets, liabilities or firm commitments, but the hedge does not qualify for hedge accounting under SFAS 133; it is, however, an acceptable hedging strategy under the FHLBNY’s risk management program. These strategies also comply with the Finance Agency’s regulatory requirements prohibiting speculative use of derivatives. An economic hedge introduces the potential for earnings variability due to the changes in fair value recorded on the derivatives that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. The FHLBNY will execute an interest rate swap to match the terms of a asset or liability that is elected under the Fair Value Option under SFAS 159 and the swap is also considered as an economic hedge to mitigate the volatility of the FVO designated asset or liability due to change in the full fair value of the designated asset or liability. In the third quarter of 2008, the FHLBNY elected the FVO for certain consolidated obligation bonds and executed interest rate swaps to offset the fair value changes of the bonds. At March 31, 2009 and December 31, 2008, par amounts of debt designated under the FVO were $25.0 million and $983.0 million.

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
Hedging activities
Consolidated Obligations — The FHLBNY manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflows on the derivative with the cash outflow on the consolidated obligation. While consolidated obligations are the joint and several obligations of the FHLBanks, one or more FHLBanks may individually serve as counterparties to derivative agreements associated with specific debt issues. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and each of those FHLBanks could simultaneously enter into a matching derivative in which the counterparty pays to the FHLBank fixed cash flows designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligations. Such transactions are treated as fair value hedges under SFAS 133. In the third quarter of 2008, the FHLBNY had elected the Fair Value Option under SFAS 159 for certain consolidated obligation bonds and these were measured under the provisions of SFAS 157 as of March 31, 2009 and December 31, 2008.
The FHLBNY has issued variable-rate consolidated obligations bonds indexed to 1 month-LIBOR, the U.S. Prime rate, or federal funds rate and has simultaneously executed interest-rate swaps to hedge the basis risk of the variable rate debt to 3-month LIBOR, the Bank’s preferred funding base. The interest rate swaps were accounted as economic hedges of the floating-rate bonds.
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

Advances — With a putable advance (also referred to as convertible) borrowed by a member, the FHLBNY may purchase from the member a put option that enables the FHLBNY to effectively convert an advance from fixed rate to floating rate if interest rates increase, or to terminate the advance and extend additional credit on new terms. The FHLBNY may hedge a convertible advance by entering into a cancelable derivative where the FHLBNY pays fixed and receives variable. This type of hedge is treated as a fair value hedge under SFAS 133. The swap counterparty can cancel the derivative on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit on new terms.
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
Firm Commitment Strategies — Mortgage delivery commitments are considered derivatives under the provisions of SFAS 133, and the FHLBNY accounts for them as freestanding derivatives, and records the fair values of mortgage loan delivery commitments on the balance sheet with an offset to current period earnings. Fair values of the mortgage delivery commitments were de minimis for all periods reported.
The FHLBNY may also hedge a firm commitment for a forward starting advance through the use of an interest-rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance. The basis movement associated with the firm commitment will be added to the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment will then be naturally amortized into interest income over the life of the advance.
Forward Settlements — There were no forward settled securities at March 31, 2009 or at December 31, 2008 that would settle outside the shortest period of time for the settlement of such securities. Forward settling MBS traded at March 31, 2009 with settlement within the shortest period of time for settlement of MBS was $50.0 million and was recorded as an investment with an offsetting liability at March 31, 2009.

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
Economic hedges — At March 31, 2009 and December 31, 2008, economic hedges were comprised primarily of: (1) short- and medium-term interest rate swaps that hedged the basis risk (Prime rate, Fed fund rate, and the 1-month LIBOR index) of variable-rate bonds issued by the FHLBNY. These swaps were considered freestanding and changes in the fair values of the swaps were recorded through income. The FHLBNY believes the operational cost of designating the basis hedges in a SFAS 133 qualifying hedge would outweigh the benefits of applying hedge accounting. (2) Interest rate caps to hedge balance sheet risk were considered freestanding derivatives with fair value changes recorded through Other income (loss) as a Net realized and unrealized gain or loss on derivatives and hedging activities. (3) Interest rate swaps hedging interest rate risk within the balance sheet. (4) Interest rate swaps that had been accounted under the provisions of SFAS 133 but had been de-designated from hedge accounting as they were assessed as being not highly effective hedges. (5) Interest rate swaps executed to offset the fair value changes of bonds designated under the provisions of SFAS 159. The FHLBNY is not a derivatives dealer and does not trade derivatives for short-term profit.
Cash Flow hedges
There were no material amounts for the first quarters in 2009 and 2008 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. The maximum length of time over which the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions is between three and six months. No cash flow hedges were outstanding at March 31, 2009 and December 31, 2008. The effective portion of the gain or loss on swaps designated and qualifying as a cash flow hedging instrument is reported as a component of Accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged forecasted bond expenses affect earnings.

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
Finance Agency regulations prohibit the speculative use of derivatives. The FHLBNY does not take speculative positions with derivatives or any other financial instruments, or trade derivatives for short-term profits. The FHLBNY does not have any special purpose entities or any other types of off-balance sheet conduits. The FHLBNY established several small grantor trusts related to employee benefits programs.
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
All derivatives are recorded on the Statements of Condition at their estimated fair value and designated as either fair value or cash flow hedges for SFAS 133 qualifying hedges, or as non-SFAS 133-qualifying hedges (economic hedges or customer intermediations). In an economic hedge, the Bank retains or executes derivative contracts, which are economically effective in reducing interest-rate risk. Such derivatives were designated as economic hedges either because a SFAS 133 qualifying hedge was not available, the hedge was not able to demonstrate that it would be effective on an ongoing basis as a qualifying hedge, or the cost of a SFAS 133 qualifying hedge was not economical. Changes in the fair value of a derivative are recorded in current period earnings for a fair value hedge, or in Accumulated other comprehensive income (loss) for the effective portion of fair value changes of a cash flow hedge.
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
The FHLBNY uses derivatives in three ways: (1) as a fair value or cash flow hedge of an underlying financial instrument or as a cash flow hedge of a forecasted transaction; (2) as intermediation hedges to offset derivative positions (e.g., caps) sold to members; and (3) as an economic hedge, defined as a non-qualifying hedge of an asset or liability and used as an asset/liability management tool. The FHLBNY uses derivatives to adjust the interest rate sensitivity of consolidated obligations to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities. In addition, the FHLBNY uses derivatives to: offset embedded options in assets and liabilities to hedge the market value of existing assets, liabilities, and anticipated transactions; or to reduce funding costs.

The following tables present notional amounts and fair values of derivative instruments as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities

Fair value of derivative instruments

Derivatives designated under SFAS 133

Interest rate swaps

Advances	$65,880,831	$1,064	$(5,077,069)
Consolidated obligation-bonds	21,815,280	1,063,957	(754)

Total derivatives in SFAS 133 hedging relationships	$87,696,111	$1,065,021	$(5,077,823)

Derivatives not designated under SFAS 133

Interest rate swaps

Advances	$392,200	$—	$(16,377)
Consolidated obligation-bonds	22,625,000	3,948	(32,074)
Consolidated obligation-discount notes	13,062,369	13,572	(200)
Balance sheet	2,100,000	88,611	(94,282)

Interest rate caps or floors
Balance sheet	1,892,000	9,814	—
Advances	465,000	7,941	(7,935)

Mortgage delivery commitments	3,739	8	(6)

Other	305,000	2,244	(1,898)

Total derivatives not designated under SFAS 133	$40,845,308	$126,138	$(152,772)

Total derivatives before netting and collateral adjustments
Netting adjustments		$(1,471,648)	$1,471,648
Accrued Interest		380,273	(343,944)
Cash collateral and related accrued interest		(88,321)	3,071,120

Total Collateral and Netting Adjustments		$(1,179,696)	$4,198,824

Totals reported on the Statements of Condition		$11,463	$(1,031,771)

	December 31, 2008
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities

Fair values of derivative instruments

Derivatives designated under SFAS 133

Interest rate swaps

Advances	$61,673,607	$82	$(5,758,736)
Consolidated obligation-bonds	22,130,280	1,228,464	(843)
Consolidated obligation-discount notes	778,909	129	(100)

Total derivatives in SFAS 133 hedging relationships	$84,582,796	$1,228,675	$(5,759,679)

Derivatives not designated under SFAS 133

Interest rate swaps

Advances	$617,700	$34	$(24,564)
Consolidated obligation-bonds	29,465,000	12,123	(71,953)
Consolidated obligation discount-notes	7,508,442	14,512	(566)
Balance sheet	2,100,000	98,079	(104,077)

Interest rate caps or floors

Balance sheet	1,892,000	8,164	—
Advances	465,000	8,090	(8,080)

Mortgage delivery commitments	10,395	2	(110)

Other	1,283,000	17,180	(8,997)

Total derivatives not designated under SFAS 133	$43,341,537	$158,184	$(218,347)

Total derivatives before netting and collateral adjustments

Netting adjustments		$(1,808,183)	$1,808,183
Accrued Interest		502,769	(528,187)
Cash collateral and related accrued interest		(61,209)	3,836,370

Total collateral and netting adjustments		$(1,366,623)	$5,116,366

Totals reported on the Statements of Condition		$20,236	$(861,660)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income for the three months ended March 2009 and 2008 (in thousands):

	March 31, 2009	March 31, 2008
	Gain (Loss)	Gain (Loss)

Derivatives and hedged items in SFAS 133 hedging

Interest rate swaps

Advances	$(10,611)	$(637)
Consolidated obligations-bonds	12,882	2,086

Net gain (loss) related to fair value hedge ineffectiveness	$2,271	$1,449

Net gain (loss) related to cash flow hedge ineffectiveness	$—	$447

Derivatives not designated under SFAS 133 hedging

Economic hedges

Interest rate swaps

Advances	$4,340	$(1,210)
Consolidated obligations-bonds	31,482	1,025
Consolidated obligations-discount notes	(603)	55
Member intermediation	(153)	(1)
Balance sheet	2,233	—
Accrued interest-swaps	(46,222)	(486)
Accrued interest-intermediation	25	2

Caps and floors

Advances	(429)	(544)
Balance sheet	1,650	—
Accrued interest-options	(692)	126

Mortgage delivery committments	59	3

Swaps under fair value option	—	—

Consolidated obligations-bonds	(7,684)	—
Accrued interest on FVO swaps	57	—

Net gain (loss) related to derivatives not designated as hedging instruments under SFAS 133	$(15,937)	$(1,030)

Net gain (loss) on derivatives and hedging activities	$(13,666)	$866

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives for the quarters ended March 31, 2009 and 2008 (in thousands):

	March 31, 2009
			Net Fair Value	Effect of	Effect of
	Gain (Loss) on	Gain (Loss) on	Hedge	Derivatives on Net	Amortization of
	Derivative	Hedged Item	Ineffectiveness	Interest Income	Basis Adjustment

FAS 133 hedged item type

Interest rate swaps

Advances	$683,558	$(694,169)	$(10,611)	$(331,166)	$(869)
Consolidated obligations-bonds	(164,195)	177,077	12,882	104,753	(674)
Consolidated obligations-notes	—	—	—	239	204

Economic hedges

Interest rate swaps
Advances	4,340	—	4,340	—	—
Consolidated obligations-bonds	31,482	—	31,482	—	—
Consolidated obligations-notes	(603)	—	(603)	—	—
Member intermediation	(153)	—	(153)	—	—
Balance sheet	2,233	—	2,233	—	—
Accrued interest-swaps	(46,222)	—	(46,222)	—	—
Accrued interest-intermediation	25	—	25	—	—

Caps and floors

Advances	(429)	—	(429)	—	—
Balance sheet	1,650	—	1,650	—	—
Accrued interest-options	(692)	—	(692)	—	—

Mortgage delivery commitments	59	—	59	—	—

Total	$511,053	$(517,092)	$(6,039)	$(226,174)	$(1,339)

	March 31, 2008
			Net Fair Value	Effect of	Effect of
	Gain (Loss) on	Gain (Loss) on	Hedge	Derivatives on Net	Amortization of
	Derivative	Hedged Item	Ineffectiveness	Interest Income	Basis Adjustment

FAS 133 hedged item type

Interest rate swaps

Advances	$(1,544,847)	$1,544,210	$(637)	$(2,602)	$(622)
Consolidated obligations-bonds	307,405	(305,319)	2,086	39,168	4,751
Cash flow hedges ineffectiveness	447	—	447	—	—

Economic hedges

Interest rate swaps

Advances	(1,210)	—	(1,210)	—	—
Consolidated obligations-bonds	1,025	—	1,025	—	—
Consolidated obligations-notes	55	—	55	—	—
Member intermediation	(1)	—	(1)	—	—
Accrued interest-swaps	(486)	—	(486)	—	—
Accrued interest-intermediation	2	—	2	—	—

Caps and floors

Advances	(544)	—	(544)	—	—
Accrued interest-options	126	—	126	—	—

Mortgage delivery commitments	3	—	3	—	—

Total	$(1,238,025)	$1,238,891	$866	$36,566	$4,129

The effect of cash flow hedge related derivative instruments for the quarters ended March 31, 2009 and 2008 were as follows (in thousands):

	March 31, 2009
	OCI
	Gains/(Losses)
		Location:	Amount	Ineffectiveness
	Recognized	Reclassified to	Reclassified to	Recognized in
	in OCI [1]	Earnings [1]	Earnings [1]	Earnings

The effect of cash flow hedge related to
Interest rate swaps
Advances	$—	Interest Income	$—	$—
Consolidated obligations-bonds	—	Interest Expense	1,879	—

Total	$—		$1,879	$—

1-Effective portion

	March 31, 2008
	OCI
	Gains/(Losses)
		Location:	Amount	Ineffectiveness
	Recognized	Reclassified to	Reclassified to	Recognized in
	in OCI [1]	Earnings [1]	Earnings [1]	Earnings

The effect of cash flow hedge related to
Interest rate swaps
Advances	$—	Interest Income	$—	$—
Consolidated obligations-bonds	(6,364)	Interest Expense	1,134	9

Total	$(6,364)		$1,134	$9

1-Effective portion

Note 16. Fair Values of Financial Instruments
Items Measured at Fair Value on a Recurring Basis
The following table presents for each SFAS 157 hierarchy level, the FHLBNY’s assets and liabilities that were measured at fair value on its Statements of Condition at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities	$2,641,996	$—	$2,641,996	$—	$—
Derivative assets	11,463	—	1,191,159	—	(1,179,696)

Total assets at fair value	$2,653,459	$—	$3,833,155	$—	$(1,179,696)

Liabilities
Consolidated obligations:
Discount notes	$—	$—	$—	$—	$—
Bonds	(25,377)	—	(25,377)	—	—
Derivative liabilities	(1,031,771)	—	(5,230,595)	—	4,198,824

Total liabilities at fair value	$(1,057,148)	$—	$(5,255,972)	$—	$4,198,824

	December 31, 2008
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities	$2,861,869	$—	$2,861,869	$—	$—
Derivative assets	20,236	—	1,386,859	—	(1,366,623)

Total assets at fair value	$2,882,105	$—	$4,248,728	$—	$(1,366,623)

Liabilities
Consolidated obligations:
Discount notes	$—	$—	$—	$—	$—
Bonds	(998,942)	—	(998,942)	—	—
Derivative liabilities	(861,660)	—	(5,978,026)	—	5,116,366

Total liabilities at fair value	$(1,860,602)	$—	$(6,976,968)	$—	$5,116,366

Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities would be measured at fair value on a nonrecurring basis. For the FHLBNY, such items may include mortgage loans in foreclosure, or mortgage loans and held-to-maturity securities written down to fair value. Two held-to-maturity private-label MBS were written down to fair value as a result of OTTI at March 31, 2009 (none at December 31, 2008). The amortized cost basis and fair values were $37.0 million and $21.8 million at March 31, 2009 prior to the write down.

Estimated fair values (SFAS 107) — Summary Tables
The Bank early adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” as of January 1, 2009. The FHLBNY has consistently presented estimated fair value disclosures in interim financial statements in prior year periods, although it has not been required to under pre-existing GAAP disclosure requirements, as it believed fair values provided useful information to investors and its stockholders with respect to significant changes in the estimated fair values of the FHLBNY’s financial instruments.
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of March 31, 2009 were as follows (in thousands):

	March 31, 2009
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	Fair Value
Assets
Cash and due from banks	$32,136	$—	$32,136
Interest-bearing deposits	8,602,233	1,600	8,603,833
Federal funds sold	500,000	1	500,001
Available-for-sale securities	2,641,996	—	2,641,996
Held-to-maturity securities
Long-term securities	9,935,079	(150,954)	9,784,125
Certificates of deposit	300,000	17	300,017
Advances	104,463,598	88,450	104,552,048
Mortgage loans, net	1,430,899	55,608	1,486,507
Accrued interest receivable	411,500	—	411,500
Derivative assets	11,463	—	11,463
Other financial assets	3,427	—	3,427

Liabilities
Deposits	2,372,415	270	2,372,685
Consolidated obligations:
Bonds	69,582,076	112,890	69,694,966
Discount notes	48,721,626	29,355	48,750,981
Mandatorily redeemable capital stock	139,961	—	139,961
Accrued interest payable	385,121	—	385,121
Derivative liabilities	1,031,771	—	1,031,771
Other financial liabilities	44,467	—	44,467

The carrying values and estimated fair values of the FHLBNY’s financial instruments as of December 31, 2008, were as follows (in thousands):

	December 31, 2008
	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains/Losses	Fair Value
Assets
Cash and due from banks	$18,899	$—	$18,899
Interest-bearing deposits	12,169,096	1,585	12,170,681
Federal funds sold	—	—	—
Available-for-sale securities	2,861,869	—	2,861,869
Held-to-maturity securities
Long-term securities	10,130,543	(196,070)	9,934,473
Certificates of deposit	1,203,000	328	1,203,328
Advances	109,152,876	268,482	109,421,358
Mortgage loans, net	1,457,885	38,444	1,496,329
Accrued interest receivable	492,856	—	492,856
Derivative assets	20,236	—	20,236
Other financial assets	2,713	—	2,713

Liabilities
Deposits	1,451,978	670	1,452,648
Consolidated obligations:
Bonds	82,256,705	276,343	82,533,048
Discount notes	46,329,906	79,001	46,408,907
Mandatorily redeemable capital stock	143,121	—	143,121
Accrued interest payable	426,144	—	426,144
Derivative liabilities	861,660	—	861,660
Other financial liabilities	38,594	—	38,594
The following table summarizes the activity related to consolidated obligation bonds for which the Bank elected the fair value option under SFAS 159 (in thousands):

	March 31, 2009	December 31, 2008
Balance, beginning of the period	$998,942	$—
New transaction elected for fair value option	—	1,014,000
Maturities and terminations	(958,000)	(31,000)
Change in fair value	(8,313)	8,325
Change in accrued interest	(7,252)	7,617

Balance, end of the period	$25,377	$998,942

The following table presents the change in fair value include in the Statements of Income for the consolidated obligation bonds designated under SFAS 159 (in thousands):

	Interest expense on		Total change in fair
	consolidated obligation	Net gain(loss) due to	value included in
	bonds	changes in fair value	current period earnings
Period ended March 31, 2009
Consolidated obligation-bonds	$(1,074)	$8,313	$7,239

Period ended March 31, 2008
Consolidated obligation-bonds	$—	$—	$—

The following table compares the aggregate fair value and aggregate remaining contractual fair value and aggregate remaining contractual principal balance outstanding of consolidated obligation bonds for which the fair value option has been elected under SFAS 159 (in thousands):

	March 31, 2009
			Fair value
	Principal Balance	Fair value	over/(under)
Consolidated obligation-bonds	$25,000	$25,377	$377

	December 31, 2008
			Fair value
	Principal Balance	Fair value	over/(under)
Consolidated obligation-bonds	$983,000	$998,942	$15,942

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
The fair values of financial assets and liabilities reported in the tables above are discussed below. For additional information also see Significant Accounting Policies and Estimates in Note 1. The Fair Value Summary Tables above do not represent an estimate of the overall market value of the FHLBNY as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
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

Investment securities
The fair value of mortgage-backed investment securities is estimated by management using information from specialized pricing services that use pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models employed by pricing services for most of the Bank’s investments are market based and observable and are considered as Level 2 securities. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs in the models are based on new issue and secondary market transactions if securities that are traded in sufficient volumes in the secondary market. The valuation of the Bank’s private-label securities that are all designated as held-to-maturity may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 because the inputs may not be market based and observable. In accordance with the provisions of SFAS 115, as amended by the FASB issued FSP FAS 115-2, “Recognition and presentation of Other-Than-Temporary Impairment” (“FSP FAS 115-2 and FAS 124-2”), two held-to-maturity private-label mortgage-backed securities were written down to their fair value as a result of a recognition of OTTI. The amortized cost basis was $37.0 million prior to the write down. The new carrying value at March 31, 2009 is $21.8 million, which was the fair value of the two securities at March 31, 2009. The amount of write down was $15.2 million, deemed to be a non-recurring charge. The credit loss component of the write down was $5.3 million. The non-credit component of OTTI was $9.9 million. The credit loss was a charge to earnings in the Statement of Income for the current year first quarter. The two OTTI impaired securities are classified as Level 3 financial instruments within the SFAS 157 valuation hierarchy. This determination was made based on management’s view that the two private-label instruments may not have an active market because of the specific vintage of the two impaired securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities; fair values of the two securities were determined by management using third party specialized vendor pricing services that made appropriate adjustments to observed prices of comparable securities that were being transacted in orderly market.
The fair value of housing finance agency bonds is estimated by management using information primarily from specialized dealers.
For more information, see Significant Accounting Policies and Estimates in Note 1 for corroboration and other analytical procedures performed by the FHLBNY. Examples of securities priced under such a valuation technique, and which are classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined under SFAS 157, include GSE issued collateralized mortgage obligations and money market funds.
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

Derivative assets and liabilities
The FHLBNY’s derivatives are traded in the over-the-counter market and are valued using discounted cash flow models that use as their basis, readily observable and market based inputs. Significant inputs include interest rates and volatilities. These derivative positions are classified within Level 2 of the valuation hierarchy, and include interest rate swaps, swaptions, interest rate caps and floors, and mortgage delivery commitments. SFAS No. 157 clarified that the valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing and non-performance risk. The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges at least weekly. The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level and no adjustments were deemed necessary to the recorded fair value of derivative assets and derivative liabilities in the Statements of Conditions at March 31, 2009 and December 31, 2008.
Deposits
The FHLBNY determines estimated fair values of deposits for purposes of SFAS 107 by calculating the present value of expected future cash flows from the deposits. The discount rates used in these calculations are the current cost of deposits with similar terms.
Consolidated obligations
The FHLBNY estimates fair values for purposes of SFAS 107 based on the cost of raising comparable term debt and prices its bonds and discount notes based on the current consolidated obligations market curve, which has a daily active market. The fair values of consolidated obligation debt (bonds and discount notes) are computed using a standard option valuation model using market based and observable inputs: (1) consolidated obligation debt curve that is available to the public and published by the Office of Finance, and (2) LIBOR curve and volatilities. Model adjustments that are not “market-observable” are not considered significant.
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

Note 17. Commitments and contingencies
The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” as amended by FSP No. FAS 133-1 and FIN 45-4. (“FIN 45”), the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception in FIN 45. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at March 31, 2009 and December 31, 2008. The par amount of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, were approximately $1.1 trillion and $1.3 trillion at March 31, 2009 and December 31, 2008.
Commitments for additional advances totaled approximately $20.0 billion and $19.0 billion as of March 31, 2009 and December 31, 2008. Commitments are conditional and were for periods of up to twelve months. Extension of credit under these commitments is subject to certain collateral requirements and other financial criteria at the time the commitment is drawn upon. Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $889.6 million and $908.6 million as of March 31, 2009 and December 31, 2008, respectively and had original terms of up to fifteen years, with a final expiration in 2019. Standby letters of credit are fully collateralized at the time of issuance. Unearned fees on standby letters of credit are recorded in other liabilities and were not significant as of March 31, 2009 and December 31, 2008. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit.
During the third quarter of 2008, each FHLBank, including the FHLBNY, entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury a list of eligible collateral updated on a weekly basis. As of March 31, 2009 and December 31, 2008, the FHLBNY had provided the U.S. Treasury listings of advance collateral amounting to $23.8 billion and $16.3 billion, which provides for maximum borrowings of $20.7 billion and $14.2 billion at March 31, 2009 and December 31, 2008. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of March 31, 2009, no FHLBank had drawn on this available source of liquidity. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4 billion.

Under the MPF program, the Bank was unconditionally obligated to purchase $3.7 million and $10.4 million in mortgage loans at March 31, 2009 and December 31, 2008. Commitments are generally for periods not to exceed 45 days. Under the provision of SFAS 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities,” such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $370.4 million and $246.9 million as of March 31, 2009 and December 31, 2008.
The FHLBNY generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure. To mitigate the counterparties’ exposures, the FHLBNY pledged $3.1 billion and $3.8 billion in cash as collateral at March 31, 2009 and December 31, 2008, and these amounts were reported as a component of Derivative liabilities. At March 31, 2009 and December 31, 2008, the FHLBNY was also exposed to credit risk associated with outstanding derivative transactions measured by the replacement cost of derivatives in a gain position. The Bank’s reported credit exposure was reduced by cash collateral of $88.3 million and $61.2 million delivered by derivatives counterparties and held by the Bank at March 31, 2009 and December 31, 2008. The amounts were recorded as a component of Derivative assets at those dates.
Net rental expense and the cost of operating lease at the current or prior period quarters were not material. The lease agreements for FHLBNY premises provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.

The following table summarizes contractual obligations and contingencies as of March 31, 2009 (in thousands):

	March 31, 2009
	Payments due or expiration terms by period
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par [1]	$41,894,850	$17,174,850	$5,652,425	$3,758,050	$68,480,175
Mandatorily redeemable capital stock [1]	57,680	74,287	2,582	5,412	139,961
Premises (lease obligations) [2]	3,060	6,120	5,999	8,180	23,359

Total contractual obligations	41,955,590	17,255,257	5,661,006	3,771,642	68,643,495

Other commitments
Standby letters of credit	846,108	19,643	15,868	7,934	889,553
Unused lines of credit and other conditional commitments	19,996,890	—	—	—	19,996,890
Consolidated obligation-bonds/discount notes traded not settled	1,622,513	—	—	—	1,622,513
MBS purchase	50,000	—	—	—	50,000
Open delivery commitments (MPF)	3,739	—	—	—	3,739

Total other commitments	22,519,250	19,643	15,868	7,934	22,562,695

Total obligations and commitments	$64,474,840	$17,274,900	$5,676,874	$3,779,576	$91,206,190

[1]	Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures. Callable bonds contain exercise date or a series of exercise dates that may result in a shorter redemption period.

[2]	Immaterial amount of commitments for equipment leases not included.
The FHLBNY does not anticipate any credit losses from its off-balance sheet commitments and accordingly no provision for losses is required.

Note 18. Related party transactions
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
Debt Transfers
During the current year and prior year first quarters, there was no transfer of consolidated obligation bonds to other FHLBanks. Generally, when debt is transferred in exchange for a cash price that represents the fair market values of the debt. Additionally, no debt were transferred to the FHLBNY from another FHLBank in the current or prior period quarters.
At trade date, the transferring bank notifies the Office of Finance of a change in primary obligor for the transferred debt.
Advances sold or transferred
No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in the current year or prior year first quarters.
Loans to other Federal Home Loan Banks
In the current year first quarter or at December 31, 2008, the FHLBNY had not extended loans to another FHLBank. Generally loans made to other FHLBanks are uncollateralized.
Borrowings from other Federal Home Loan Banks
In the current year first quarter or at December 31, 2008, the FHLBNY had not borrowed funds from another FHLBank. The FHLBNY borrows from other FHLBanks, generally for a period of one day and are not collateralized.

The following tables summarize outstanding balances with related parties at March 31, 2009 and December 31, 2008, and transactions for each of the periods ended March 31, 2009 and 2008 (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital

	March 31, 2009		December 31, 2008
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$32,136	$—	$18,899
Interest-bearing deposits	—	8,602,233	—	12,169,096
Federal funds sold	—	500,000	—	—
Available-for-sale securities	—	2,641,996	—	2,861,869
Held-to-maturity securities
Long-term securities	—	9,935,079	—	10,130,543
Certificates of deposit	—	300,000	—	1,203,000
Advances	104,463,598	—	109,152,876	—
Mortgage loans [1]	—	1,430,899	—	1,457,885
Accrued interest receivable	356,566	54,934	433,755	59,101
Premises, software, and equipment	—	13,817	—	13,793
Derivative assets [2]	—	11,463	—	20,236
Other assets [3]	157	16,060	153	18,685

Total assets	$104,820,321	$23,538,617	$109,586,784	$27,953,107

Liabilities and capital
Deposits	$2,372,415	$—	$1,451,978	$—
Consolidated obligations	—	118,303,702	—	128,586,611
Mandatorily redeemable capital stock	139,961	—	143,121	—
Accrued interest payable	672	384,449	814	425,330
Affordable Housing Program [4]	128,368	—	122,449	—
Payable to REFCORP	—	41,815	—	4,780
Derivative liabilities [2]	—	1,031,771	—	861,660
Other liabilities [5]	40,527	92,131	31,003	44,750

Total liabilities	$2,681,943	$119,853,868	$1,749,365	$129,923,131

Capital	5,823,127	—	5,867,395	—

Total liabilities and capital	$8,505,070	$119,853,868	$7,616,760	$129,923,131

[1]	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

[2]	Derivative assets and liabilities include insignificant fair values due to intermediation activities on behalf of members.

[3]	Includes insignificant amounts of miscellaneous assets that are considered related party.

[4]	Represents funds not yet disbursed to eligible programs.

[5]	Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party: Income and Expense transactions

	Three months ended
	March 31, 2009		March 31, 2008
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$502,222	$—	$871,785	$—
Interest-bearing deposits [1]	—	8,918	—	8,998
Federal funds sold	—	68	—	29,418
Available-for-sale securities	—	8,519	—	9,483
Held-to-maturity securities
Long-term securities	—	126,820	—	134,348
Certificates of deposit	—	508	—	102,253
Mortgage loans [2]	—	19,104	—	19,633
Loans to other FHLBanks and other	—	—	1	—

Total interest income	$502,222	$163,937	$871,786	$304,133

Interest expense
Consolidated obligations	$—	433,085	—	$1,002,544
Deposits	777	—	15,175	—
Mandatorily redeemable capital stock	878	—	4,278	—
Cash collateral held and other borrowings	—	37	146	325

Total interest expense	$1,655	$433,122	$19,599	$1,002,869

Service fees	$985	$—	$691	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

Note 19. Segment information and concentration
The FHLBNY manages its operations as a single business segment. Management and the FHLBNY’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance. Advances to large members constitute a significant percentage of FHLBNY’s advance portfolio and its source of revenues.
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

The top five advance holders at March 31, 2009, December 31, 2008 and March 31, 2008, and associated interest income for the first quarters of 2009 and 2008 are summarized as follows (dollars in thousands):

	March 31, 2009
				Percentage of
			Par	Total Par Value	Interest
	City	State	Advances	of Advances	Income

Hudson City Savings Bank [1]	Paramus	NJ	$17,575,000	17.7%	$176,070
Metropolitan Life Insurance Company	New York	NY	15,105,000	15.2	103,306
New York Community Bank [1]	Westbury	NY	8,143,214	8.2	77,380
Manufacturers and Traders Trust Company	Buffalo	NY	7,479,282	7.5	36,499
Prudential Insurance Co. of America	Newark	NJ	4,500,000	4.5	24,618

Total			$52,802,496	53.1%	$417,873

[1]	Officer of member bank also serves on the Board of Directors of the FHLBNY.

	December 31, 2008
				Percentage of
			Par	Total Par Value	Interest
	City	State	Advances	of Advances	Income

Hudson City Savings Bank	Paramus	NJ	$17,525,000	17.0%	$671,146
Metropolitan Life Insurance Company	New York	NY	15,105,000	14.6	260,420
Manufacturers and Traders Trust Company	Buffalo	NY	7,999,689	7.7	257,649
New York Community Bank	Westbury	NY	7,796,517	7.5	337,019
Astoria Federal Savings and Loan Assn.	Long Island City	NY	3,738,000	3.6	151,066

Total			$52,164,206	50.4%	$1,677,300

	March 31, 2008
				Percentage of
			Par	Total Par Value	Interest
	City	State	Advances	of Advances	Income

Hudson City Savings Bank	Paramus	NJ	$15,275,000	18.4%	$159,048
New York Community Bank	Westbury	NY	8,088,623	9.8	91,160
Manufacturers and Traders Trust Company	Buffalo	NY	6,430,522	7.8	68,568
Metropolitan Life Insurance Company	New York	NY	5,405,000	6.5	54,569
HSBC Bank USA, National Association	New York	NY	4,008,445	4.8	52,707

Total			$39,207,590	47.3%	$426,052

The following table summarizes capital stock held by members who were beneficial owners of more than 5% of the FHLBNY’s outstanding capital stock as of March 31, 2009 and December 31, 2008 (shares in thousands):

		Number	Percent
	March 31, 2009	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock

Hudson City Savings Bank *	West 80 Century Road, Paramus, NJ 07652	8,678	15.63%
Metropolitan Life Insurance Company	200 Park Ave., New York, NY 10166	8,302	14.95
Manufacturers and Traders Trust Company	One M & T Plaza, Buffalo, NY 14203	4,089	7.36
New York Community Bank *	615 Merrick Avenue, Westbury, NY 11590	4,084	7.35

		25,153	45.29%

*	Officer of member bank also serves on the Board of Directors of the FHLBNY.

		Number	Percent
	December 31, 2008	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock

Hudson City Savings Bank	West 80 Century Road, Paramus, NJ 07652	8,656	15.11%
Metropolitan Life Insurance Company	200 Park Ave., New York, NY 10166	8,302	14.49
Manufacturers and Traders Trust Company	One M & T Plaza, Buffalo, NY 14203	4,327	7.55
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	3,928	6.86

		25,213	44.01%

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

Executive Overview
This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), this Form 10-Q should be read in its entirety, and in conjunction with the Bank’s most recent Form 10-K filed on March 27, 2009.
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
First Quarter 2009 Highlights
The FHLBNY reported current year first quarter Net income of $148.1 million, or $2.72 per share, compared with $100.2 million, or $2.30 per share for the prior year first quarter. An other-than-temporary impairment (“OTTI”) of $5.3 million was recorded as a charge to Other income (loss) in the current year first quarter. Net income for the current year first quarter benefited from $38.7 million fair value gains from interest rate swaps designated in economic hedges that matured or were nearing maturity. When swaps are held to their contractual maturities, cumulative fair value changes sum to zero. Net income also benefited from $19.1 million in prepayment fees received from members who prepaid advances prior to their contractual maturities, compared to $8.2 million in the prior year first quarter.
The continued dislocation in the capital markets and factors outside the control of the FHLBanks are counteracting efforts by the FHLBanks to issue debt with maturities longer than one year. Yields demanded by investors remain unfavorable for longer-term FHLBank debt and spreads between 3-month LIBOR and FHLBank long-term debt yield have remained at a levels that make it expensive for the FHLBNY to issue term debt and offer longer-term advances to members even if there was sufficient investor demand for such debt.
The annualized return on average equity, which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income, in the current year quarter was 10.37%, compared with 8.59% for the prior year first quarter.
Current year first quarter Net interest income, after provision for credit losses on mortgage loans held for portfolio, increased to $230.9 million, or 50.5%, from $153.4 million in the prior year first quarter, in part by growth in advance volume in the current year quarter relative to prior year quarter and declining cost of debt, and in part by recording $46.9 million of net swap interest expense as a hedging expense in Other income and not as an interest expense in interest margin. The expense was associated with interest rate swaps designated as economic hedges and were recorded as a charge to Other income (loss) in accordance with hedge accounting provisions for economic hedges. The comparable expense was not material in the prior year first quarter because of the insignificant amounts of swaps designated as economic hedges in the prior year period.

•	Net interest income before the provision for credit losses, a key metric for the FHLBNY, was $231.4 million for the current year first quarter, up by $77.9 million, or 50.8% from the prior year first quarter. Net interest income represents the difference between income from interest-earning assets and interest expenses paid on interest-bearing liabilities. Net interest spread earned was 60 basis points for the current year first quarter, up from 32 basis points in the prior year first quarter. Net interest spread is the difference between yields on interest-earning assets and yields on interest-bearing liabilities. Return on average earning-assets was 70 basis points for the current year first quarter, up from 57 from the prior year first quarter.
•	Net interest income GAAP Vs Economic basis — These measurement metrics are based on “Generally Accepted Accounting Principles” or GAAP basis. Under GAAP, interest expense or income on interest rate swaps designated in an economic hedge is reported as hedging losses or gains in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities as an expense in the Statements of Income. Other income (loss) is not a component of Net interest income. The effect of this was to reduce reported interest expense on debt by $46.9 million, which increased Net interest income on a GAAP basis by $46.9 million. The expense was recorded as a derivative hedging loss and increased losses from derivative hedging activities for the current year first quarter by $46.9 million. Net income remained unchanged. On an economic basis, Net interest income in the current year first quarter was $184.5 million. The comparable Net interest income for the prior year first quarter on an economic basis was $153.4 million, almost the same as on a GAAP basis because of the insignificant amounts of hedges in an economic basis in the prior year period.
•	Net interest spread GAAP Vs. Economic basis — On a GAAP basis, Net interest spread earned was 60 basis points in current year first quarter. On an economic basis, the Bank estimates that had the Bank recorded swap interest expenses in Net interest income, it would have reduced Net interest spread by 16 basis points to 44 basis points in current year first quarter. Net interest spread is the difference between annualized yields on interest-earning assets and yields on interest-bearing liabilities. Return on average earning-assets, a measure of the efficiency of the use of interest-earning assets, was 70 basis points in the current year first quarter. On an economic basis, the return on average earnings assets for the current year first quarter would have been 56 basis points.
•	Reported Net realized and unrealized gain (loss) from derivatives and hedging activities was a loss of $13.7 million in the current year first quarter, compared to a gain of $0.9 million in prior year first quarter. Two factors were the primary components of the reported loss in the current year first quarter. Changes in the fair values of interest rate swaps in economic hedges, often referred to as “one-sided marks” made a positive contribution of $38.7 million from hedging activities, which was primarily the reversal of previously recognized fair value unrealized losses. Interest expense associated with the interest rate swaps in economic hedges resulted in net expense of $46.9 million in the current year first quarter and was recorded as hedging expenses in Other income (loss).
•	OTTI of $5.3 million was recorded as a charge to Other income (loss). In the current year first quarter, management determined that two held-to-maturity private-label MBS had become credit impaired. The impairment charge represented the credit loss component of OTTI. The non-credit component of OTTI was $9.9 million recorded as a loss in Accumulated other comprehensive income (loss). The total OTTI, which is the difference between the amortized cost basis and the fair value of the two securities was $15.2 million. The two securities are insured by MBIA Insurance Corp. (“MBIA”) and management’s analysis, and in part due to the recent reorganization of MBIA determined that future credit losses due to projected collateral shortfalls of the two securities would not be supported by MBIA. See Significant Accounting Policies and Estimates in Note 1 for more information about impairment methodology and bond insurer analysis.

With respect to the Bank’s remaining investments, the Bank believes no OTTI exists. The Bank’s conclusion is based upon multiple factors: bond issuers’ continued satisfaction of their obligations under the contractual terms of the securities; the estimated performance of the underlying collateral; the evaluation of the fundamentals of the issuers’ financial condition; and the estimated support from the monoline insurers under the contractual terms of insurance. Management has not made a decision to sell such securities at March 31, 2009. Management has also concluded that it is more likely than not that it will not be required to sell such as securities before recovery of the amortized cost basis of the securities.
Based on factors outline above, the FHLBNY believes that the remaining investment securities were not other-than-temporarily impaired as of March 31, 2009 and December 31, 2008.
Operating Expenses were $18.1 million for the current year first quarter, up by $1.6 million, from $16.5 million in the prior year first quarter. REFCORP assessments were $37.0 million in current year first quarter, up by $12.0 million from the prior year first quarter. AHP assessments were $16.6 million, up by $4.9 million from the prior year first quarter. Assessments are calculated on Net income before assessments and the increases were due to higher Net income in current year first quarter compared to prior year first quarter.
Cash dividends of $0.75 per share of capital stock (3.0% annualized return on capital stock) was paid in the current year first quarter for the fourth quarter of 2008, compared to cash dividend of $2.12 per share of capital stock (8.40% annualized return on capital stock) paid in January 2008 for the fourth quarter of 2007.
At March 31, 2009, the FHLBNY’s Total assets were $128.4 billion, a decrease of $9.2 billion, or 6.7%, from December 31, 2008. Advances borrowed by members declined by $4.7 billion. Both short-term and long-term investments were lower at March 31, 2009 relative to outstanding amounts at December 31, 2008.
•	Advances declined by 4.3% to $104.5 billion at March 31, 2009, compared with $109.2 billion at December 31, 2008. Member demand for advance borrowings in the current year first quarter has been concentrated in the longer-term fixed-rate advance products. Outstanding amounts of short-term fixed-rate advances, adjustable-rate advances, and overnight borrowings declined at March 31, 2009 compared to outstanding balances at December 31, 2008. In the current year first quarter, fixed-rate advances, specifically those collateralized by marketable securities grew and partially offset the declining demand of adjustable-rate products.
•	Credit dislocation in the marketplace has continued to drive bond investors to acquire shorter-term debt issued by the FHLBanks, including those issued on behalf of the FHLBNY. To accommodate members’ funding needs at reasonable spreads, the Bank increased its issuance of discount notes that have maturities from overnight to 365 days. At March 31, 2009, discount notes outstanding were $48.7 billion, and funded 38.0% of the Total assets at that date, compared to $46.3 billion at December 31, 2008, which funded 33.7% of Total assets.

•	Investments in mortgage-backed securities designated as held-to-maturity declined to $9.1 billion at March 31, 2009 from $9.3 billion at December 31, 2008. The Bank purchased GSE and agency issued securities of $445.2 million in the current year first quarter. State and local housing agency bonds declined slightly to $802.6 million at March 31, 2009, compared to $804.1 million at December 31, 2008. Investments in short-term certificates of deposits also designated as held-to-maturity were allowed to decline to $300.0 million at March 31, 2009 from $1.2 billion at December 31, 2008. Investments designated as held-to-maturity are recorded at an amortized cost basis. When a held-to-maturity security is impaired, its fair value becomes the new amortized cost basis. An other-than-temporary total impairment charge of $15.2 million was recorded at March 31, 2009, and the amortized cost basis of the two securities were written down to fair value. The credit component of the total OTTI of $15.2 million was $5.3 million.
•	MBS designated as available-for-sale comprised entirely of variable-rate GSE and U.S. government agency issued securities. Amortized cost basis declined to $2.7 billion at March 31, 2009, from $2.9 billion at December 31, 2008 as paydowns and sales outpaced new acquisitions. No MBS was purchased in the current year first quarter for the available-for-sale portfolio. The Bank sold $131.7 million of GSE issued available-for-sale securities and realized a small gain. Available-for-sale securities are recorded in the Statements of Condition at fair values. Net unrealized losses at March 31, 2009 were $29.9 million compared to net unrealized losses of $61.0 million at December 31, 2008.
•	Shareholders’ equity, the sum of Capital stock, Retained earnings, and Accumulated other comprehensive income (loss) was $5.8 billion at March 31, 2009, a decline of $44.3 million from December 31, 2008. Capital stock, a component of shareholders’ equity, at March 31, 2009 was $5.4 billion, a decline of $172.7 million as compared to December 31, 2008. The decrease in Capital stock was consistent with decrease in advances borrowed by members since members are required to purchase stock as a prerequisite to membership and to hold FHLBNY stock as a percentage of advances borrowed from the FHLBNY. The Bank’s current practice is to redeem stock in excess of the amount necessary to support advance activity on a daily basis. As a result, the amount of capital stock outstanding varies in line with members’ outstanding advance borrowings. Unrestricted retained earning was $488.9 million, up by $106.0 million from December 31, 2008. Two dividends paid out of retained earnings amounted to $42.1 million in the current year first quarter. Accumulated other comprehensive loss was $78.8 million at March 31, 2009 compared to a loss of $101.2 million at December 31, 2008, and comprised of net unrealized losses from cash flow hedging activities, additional liabilities on employee pension plans, net unrealized fair value losses on available-for-sale securities, and non-credit component of OTTI on held-to-maturity securities.

2009 Business Outlook
The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties which could cause the FHLBNY’s actual results to differ materially from those set forth in such forward-looking statements.
The financial crises in the U.S. markets and economy, which intensified in the third quarter of 2008; and the global economic slowdown is expected to continue through 2009 and 2010. The resulting loss of confidence across global and local markets has created liquidity crises in the financial markets. In response to these circumstances, the U.S. Treasury, the Federal Reserve System and the FDIC have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks. These U.S. government initiatives through guarantees in the capital markets may have resulted in structural changes in the debt market, which in turn may have far-reaching impact on the ability of the FHLBanks to compete for funds in the financial markets. We are unable at this time to predict the final outcome of these changes.
The outlook for the remainder of 2009 is also predicated on the expected slowdown in the U.S. economy, particularly the slowdown in the housing market, as well as an expectation of continued uncertainties in the financial markets. Against that backdrop, management of the Bank believes it is also difficult to predict member demand for advances, which are the primary focus of the FHLBNY’s operations and the principal factor that impacts its operating results. Earnings in 2008 were adversely impacted by the provision for credit losses resulting from the bankruptcy filing of Lehman Brothers Holdings Inc. and its subsidiary Lehman Brothers Special Financing Inc. Earnings in 2009 are expected to be adversely impacted by the conditions in the debt market for FHLBank issued debt particularly as they pertain to the pricing of longer-term issuances and may tend to adversely impact Net income. Bankruptcy proceedings are ongoing.
A credit OTTI charge of $5.3 million was recorded for the FHLBNY’s MBS portfolios in the first quarter of 2009, primarily because it was deemed unlikely that MBIA would be able to perform under its contractual obligation to support all projected future cash flow shortfalls. Without recovery in the near term such that liquidity returns to the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the presumption of the ability of monoline insurers to support the insured securities that are considered to dependent on insurance continues to be negatively impacted by their future financial performance, it would be likely that additional other-than-temporary impairment may occur in future periods. Recognition of additional impairment would negatively impact the FHLBNY’s Net income.
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

In the FHLBNY’s membership district, the housing markets in New York and New Jersey appear to have fared relatively better than the housing market in general so far; some forecasts are concerned that the New York and New Jersey housing markets may yet experience further downturn. The Puerto Rican economy has been in recession for several years and forecasts are that it will continue.
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
The FHLBNY’s primary source of funds is the sale of consolidated obligations in the capital markets, and its ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond the FHLBNY’s control. The FHLBNY may not be able to obtain funding on acceptable terms, if at all given the extraordinary market conditions and structural changes in the debt market. If the FHLBNY cannot access funding when needed on acceptable terms, its ability to support and continue operations could be adversely affected, which could negatively affect its financial condition and results of operations. Following the conservatorship of Fannie Mae and Freddie Mac, market pricing of FHLBank issued debt indicates that market participants believe that obligations of the two GSEs offer lower credit risk than FHLBank debt obligations, which are generally grouped into the same GSE asset class as Fannie Mae and Freddie Mac. As a result, investors are more likely to require a premium to acquire FHLBank debt relative to debt issued by Fannie Mae and Freddie Mac. The cost of the FHLBanks’ longer-term debt has also increased sharply relative to LIBOR as investors were only willing to purchase debt with very short-term maturities. To the extent the FHLBanks receive sub-optimal funding, the Bank’s member institutions may, in turn, experience higher costs for advance borrowings. To the extent the FHLBanks may not be able to issue long-term debt at economical spreads relative to the 3-month LIBOR rate; the Bank’s member institutions’ borrowing choices may also be limited.
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

Selected financial data are presented below (Unaudited)

Statements of Condition	March 31,	December 31,
(dollars in millions)	2009	2008	2007	2006	2005	2004

Investments (1)	$13,377	$14,195	$25,034	$20,503	$20,945	$17,271
Interest bearing balance at FRB	8,602	12,169	—	—	—	—
Advances	104,464	109,153	82,090	59,012	61,902	68,507
Mortgage loans	1,431	1,458	1,492	1,483	1,467	1,178
Total assets	128,359	137,540	109,245	81,579	84,761	87,347
Deposits and borrowings	2,372	1,452	1,606	2,266	2,650	2,297
Consolidated obligations	118,304	128,587	101,117	74,234	77,279	80,157
Mandatorily redeemable capital stock	140	143	239	110	18	127
AHP liability	128	122	119	102	91	82
REFCORP liability	42	5	24	17	14	10
Capital stock	5,413	5,586	4,368	3,546	3,590	3,655
Retained earnings	489	383	418	369	291	223
Equity to asset ratio (2)	4.54%	4.27%	4.35%	4.79%	4.58%	4.44%

Statements of Condition	Three months ended
Averages	March 31,		Years ended December 31,
(dollars in millions)	2009	2008	2008	2007	2006	2005	2004
Investments (1)	$12,963	$23,863	$22,253	$22,155	$19,431	$19,347	$16,292
Interest bearing balance at FRB **	11,538	—	1,322	—	—	—	—
Advances	105,344	82,615	92,617	65,454	64,658	63,446	65,289
Mortgage loans	1,450	1,479	1,465	1,502	1,471	1,360	928
Total assets	134,915	108,702	119,710	89,961	86,319	85,254	84,344
Interest-bearing deposits and other borrowings	1,749	2,105	2,003	2,202	1,709	2,100	1,971
Consolidated obligations	122,698	99,034	109,691	82,233	79,314	77,629	76,105
Mandatorily redeemable capital stock	143	195	166	146	51	56	238
AHP liability	125	121	122	108	95	84	83
REFCORP liability	22	12	6	10	9	7	4
Capital stock	5,455	4,352	4,923	3,771	3,737	3,604	3,554
Retained earnings	429	391	381	362	314	251	159

Operating Results and other data	Three months ended
(dollars in millions)	March 31,		Years ended December 31,
(except earnings and dividends per share)	2009	2008	2008	2007	2006	2005	2004
Net interest income (3)	$231	$153	$694	$499	$470	$395	$268
Net income	148	100	259	323	285	230	161
Dividends paid in cash (6)	42	89	294	273	208	162	66
AHP expense	17	12	30	37	32	26	19
REFCORP expense	37	25	65	81	71	58	40
Return on average equity* (4)	10.37%	8.59%	4.95%	7.85%	7.04%	5.97%	4.34%
Return on average assets*	0.45%	0.37%	0.22%	0.36%	0.33%	0.27%	0.19%
Operating expenses	$18	$16	$66	$67	$63	$59	$51
Operating expenses ratio* (5)	0.05%	0.06%	0.06%	0.07%	0.07%	0.07%	0.06%
Earnings per share	$2.72	$2.30	$5.26	$8.57	$7.63	$6.36	$4.55
Dividend per share	$0.75	$2.12	$6.55	$7.51	$5.59	$4.50	$1.83
Headcount (Full/part time)	256	241	251	246	232	221	210

(1)	Investments include held-to-maturity securities, available for-sale securities, Federal funds, and loans to other FHLBanks.

(2)	Equity to asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.

(3)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(4)	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average accumulated other comprehensive income (loss).

(5)	Operating expenses as a percentage of total average assets.

(6)	Excludes dividends paid to non members classified as interest expense under FASB 150.

*	Annualized.

**	FRB program commenced in October 2008. The average balance is annualized YTD.

Results of Operations
The following section provides a comparative discussion of the Federal Home Loan Bank’s results of operations for the first quarters of 2009 and 2008. For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 to this Form 10-Q and in the Bank’s most recently filed Form 10-K on March 27, 2009.
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
Net income — First quarter 2009 compared with first quarter 2008
The FHLBNY reported current year first quarter Net income of $148.1 million, or $2.72 per share, compared with Net income of $100.2 million, or $2.30 per share in the prior year first quarter. A credit OTTI of $5.3 million was recorded as a charge to earnings in the current year first quarter. The charge represented the credit loss component on two held-to-maturity private label MBS, because it was deemed unlikely that MBIA, a monoline insurer, would be able to perform under its contractual obligation to support projected shortfall in expected cash flows to be collected. Reported Net realized and unrealized loss from hedging activities was a loss of $13.7 million for the current year first quarter compared to a gain of $0.9 million for the prior year first quarter. The reported hedging loss mainly consisted of interest rate swaps designated as economic hedges. In order to manage the FHLBNY’s interest rate risk profile, management of the FHLBNY routinely uses derivatives to manage the interest rate risk inherent in the Bank’s assets and liabilities. Operating Expenses were $18.1 million for the current year first quarter, up by $1.6 million, from $16.5 million for the prior year first quarter. REFCORP assessments were $37.0 million for the current year first quarter, up by $12.0 million, from the prior year first quarter. AHP assessments were $16.6 million for the current year first quarter, up by $4.9 million, from the prior year first quarter. Assessments are calculated on Net income before assessments and the increase was due to higher Net income in the current year first quarter compared to the prior year first quarter.
The annualized return on average equity, which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income, in the current year first quarter was 10.37% compared with 8.59% for the prior year first quarter. In the current year first quarter, cash dividends paid for the quarter were $0.75 per share (par value $100), or 27.6% of Net earnings per share, compared to $2.12 per share, or 92.2% of Net earnings per share for the prior year first quarter.
Continued demand by members for advances and issuances of short-term debt to investors at attractive sub-LIBOR spreads were contributing factors.

Interest Income
Interest income from advances is the principal source of income for the FHLBNY. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year from the prior year.
The principal components of interest income are discussed below (dollars in thousands):

	Three months ended March 31,
			Percentage
	2009	2008	Variance
Interest Income
Advances	$502,222	$871,785	(42.39)%
Interest-bearing deposits	8,918	8,999	(0.90)
Federal funds sold	68	29,418	(99.77)
Available-for-sale securities	8,519	9,483	(10.17)
Held-to-maturity securities
Long-term securities	126,820	134,348	(5.60)
Certificates of deposit	508	102,252	(99.50)
Mortgage loans held-for-portfolio	19,104	19,633	(2.69)
Loans to other FHLBanks and other	—	1	(100.00)

Total interest income	$666,159	$1,175,919	(43.35)%

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
The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

	Three months ended March 31,
	2009	2008
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$833,388	$874,387
Net interest adjustment from interest rate swaps	(331,166)	(2,602)

Total Advance interest income reported	$502,222	$871,785

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
The principal categories of Interest Expense are summarized below (dollars in thousands):

	Three months ended March 31,
			Percentage
	2009	2008	Variance
Interest Expense
Consolidated obligations-bonds	$343,707	$731,261	(53.00)%
Consolidated obligations-discount notes	89,378	271,283	(67.05)
Deposits	777	15,175	(94.88)
Mandatorily redeemable capital stock	878	4,278	(79.48)
Cash collateral held and other borrowings	37	471	(92.14)

Total interest expense	$434,777	$1,022,468	(57.48)%

Interest expense is principally the coupon payments to investors holding the Bank’s consolidated obligation debt. Recorded interest expense in the Statements of Income is adjusted for the cash flows associated with interest rate swaps in which the Bank generally pays variable-rate LIBOR-indexed cash flows to derivative counterparties and, in exchange, the Bank receives fixed-rate cash flows which typically mirror the fixed-rate coupon payments to investors holding the debt. The Bank hedges its long-term fixed-rate bonds and almost all fixed-rate callable bonds.
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
These hedging strategies benefit the Bank in two principal ways: (1) fixed-rate callable bond in conjunction with interest rate swap containing a call feature that mirrors the option embedded in the callable bond enables the FHLBNY meet its funding needs at yields not otherwise directly attainable through the issuance of callable debt; and, (2) the issuance of fixed-rate debt and the simultaneous execution of an interest rate swap convert the debt to an adjustable-rate instrument tied to an index, typically LIBOR. Derivative strategies are used to manage the interest rate risk inherent in fixed-rate debt and certain floating-rate debt that are not indexed to 3-month LIBOR rates. The strategies are designed to protect future interest income.

The table below summarizes interest expense paid on consolidated obligation bonds and the impact of interest rate swaps (in thousands):

	Three months ended March 31,
	2009	2008
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$447,786	$775,180
Discount notes-Interest expense before adjustments for swaps	89,822	271,283
Net interest adjustment for interest rate swaps	(104,523)	(43,919)

Total Consolidated bonds and discount notes-interest expense reported	$433,085	$1,002,544

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
Net interest income before provision for credit losses on mortgage loans was $231.4 million for the current year first quarter, up 50.8% or $77.9 million from the prior year first quarter. Net interest income is the principal source of revenue for the Bank. It represents the difference between income from interest-earning assets and interest expense paid on interest-bearing liabilities. Volume, as measured by average earning assets minus costing liabilities, increased very significantly and contributed $41.9 million to the increase. Rate related changes in yields from earning assets minus yields paid on interest costing liabilities also made a positive contribution of $36.0 million.
The Bank deploys hedging strategies to protect future net interest income. On a GAAP basis, the impact of derivatives was to reduce Net interest income by $226.6 million for the current year first quarter, compared to a contribution to income of $41.3 million for the prior year first quarter. With an interest rate swap strategy, the Bank attempts to convert its fixed-rate interest income and expense to 3-month LIBOR (floating-rate cash flows), and certain floating-rate debt not linked to 3-month LIBOR. The Bank is generally indifferent to net swap interest expense or contributions since the interest-rate exchange between the Bank and swap counterparties are designed to achieve the Bank’s Net interest rate spread objectives. In 2008 and the current year first quarter, a significant amount of swaps were designated as economic in a hedge strategy that converted debt not linked to 3-month LIBOR to 3-month LIBOR indexed cash flows. Under existing accounting hedge accounting rules, the interest income or expense generated from the derivatives are not reported in Net interest income although they have an economic impact on Net interest income. Under GAAP, interest income or expense from such derivatives are recorded as derivative gains and losses in Other income (loss). In the current year first quarter, on an economic basis, the impact of derivatives would have been to reduce Net interest income by $46.9 million. In the prior year first quarter, the impact was not material. In the current year first quarter, on an economic basis, Net interest income before provision for credit losses on mortgage loans was $184.5 million, compared to $231.4 million on a reported GAAP basis. In the prior year first quarter, GAAP Net interest income of $153.5 million was not significantly different from economic Net interest income because of the insignificant amounts of economic hedges in the prior year first quarter.

The following tables summarize key changes in the components of Net interest income (dollars in thousands):

	Three months ended March 31,
			Percentage
	2009	2008	Variance
Interest Income
Advances	$502,222	$871,785	(42.39)%
Interest-bearing deposits	8,918	8,999	(0.90)
Federal funds sold	68	29,418	(99.77)
Available-for-sale securities	8,519	9,483	(10.17)
Held-to-maturity securities
Long-term securities	126,820	134,348	(5.60)
Certificates of deposit	508	102,252	(99.50)
Mortgage loans held-for-portfolio	19,104	19,633	(2.69)
Loans to other FHLBanks and other	—	1	(100.00)

Total interest income	666,159	1,175,919	(43.35)

Interest Expense
Consolidated obligations-bonds	343,707	731,261	(53.00)
Consolidated obligations-discount notes	89,378	271,283	(67.05)
Deposits	777	15,175	(94.88)
Mandatorily redeemable capital stock	878	4,278	(79.48)
Cash collateral held and other borrowings	37	471	(92.14)

Total interest expense	434,777	1,022,468	(57.48)

Net interest income before provision for credit losses	$231,382	$153,451	50.79%

Net interest spread — Net interest spread earned was 60 basis points for the current year first quarter, up from 32 basis points in the prior year first quarter. Net interest spread is the difference between yields on interest-earning assets and stockholders’ equity and yields paid on interest-bearing liabilities. Net interest margin, which is annualized net interest income as a percentage of average earning assets, was 70 basis points in the current year first quarter, up from 57 basis points from the prior year first quarter. On an economic basis, the Bank estimates that had the Bank recorded swap interest expenses of $46.9 million on economic swaps in Net interest income, it would have reduced Net interest spread by 16 basis points to 44 basis points for the current year first quarter. Annualized return on average earning-assets, a measure of the efficiency of the use of interest-earning assets, was 70 basis points for the current year first quarter, up from 57 basis points for the prior year first quarter. On an economic basis, the return on average earnings assets for the current year first quarter would have been 56 basis points.

Earnings from member capital — The FHLBNY earns income from investing its members’ capital to fund interest-earning assets. Member capital increased in the current year first quarter relative to prior year first quarter when the surge in advances borrowed by members occurred in the latter part of 2008. As a result, deployed capital, which is capital stock, retained earnings and net non-interest bearing liabilities grew and provided the FHLBNY with a significant source of income even in a lower interest rate environment in the current year first quarter. An average $9.6 billion in deployed capital in current year first quarter earned a yield of 2.01%, the annualized yield on aggregate interest-earning assets in the first quarter. In contrast, in the prior year first quarter, the Bank’s average deployed capital was $6.6 billion, significantly lower than the average in the current year, but earned a higher yield of 4.38%. Based on an assumption that deployed capital was invested to earn 2.01%, the annualized yield on aggregate earning assets in current year first quarter, and 4.38% in the prior year first quarter, the Bank would have earned $48.4 million from deployed capital in current year first quarter, down from $71.8 million in prior year first quarter. Typically, the Bank earns relatively greater income in a higher interest rate environment on a given amount of average deployed capital.
Spread/Yield Analysis:
The following tables summarize the Bank’s net interest income and net interest yield and provide an attribution of changes in rates and volumes of the FHLBNY’s interest-earning assets and interest bearing liabilities. Spread and yield analysis for the first quarters of 2009 and 2008:

	March 31, 2009			March 31, 2008
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$105,343,748	$502,222	1.93%	$82,614,991	$871,785	4.24%
Certificates of deposit and others	3,193,686	2,062	0.26	9,804,462	111,251	4.56
Federal funds sold and other overnight funds	11,584,490	7,432	0.26	3,146,439	29,418	3.76
Investments	12,721,259	135,339	4.31	10,920,895	143,831	5.30
Mortgage and other loans	1,449,902	19,104	5.34	1,480,027	19,634	5.34

Total interest-earning assets	$134,293,085	$666,159	2.01%	$107,966,814	$1,175,919	4.38%

Funded By:
Consolidated obligations-bonds	$76,543,358	$343,707	1.82	$70,028,817	$731,261	4.20
Consolidated obligations-discount notes	46,154,843	89,378	0.79	29,004,748	271,283	3.76
Interest-bearing deposits and other borrowings	1,823,898	814	0.18	2,181,061	15,646	2.89
Mandatorily redeemable capital stock	142,971	878	2.49	194,586	4,278	8.84

Total interest-bearing liabilities	124,665,070	434,777	1.41%	101,409,212	1,022,468	4.06%

Capital and other non-interest- bearing funds	9,628,015	—		6,557,602	—

Total Funding	$134,293,085	$434,777		$107,966,814	$1,022,468

Net Interest Income/Spread		$231,382	0.60%		$153,451	0.32%

Net Interest Margin
(Net interest income/Earning Assets)			0.70%			0.57%

[1]	Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the Bank and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond. Similarly, the Bank makes fixed-rate advances to members and hedges the advance with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and rates are annualized.

Rate and Volume Analysis
The Rate and Volume Analysis presents changes in interest income, interest expense, and net interest income that are due to changes in volumes and rates. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the FHLBNY’s interest income and interest expense (in thousands):

	Three months ended
	March 31, 2009 vs. March 31, 2008
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$237,857	$(607,420)	$(369,563)
Certificates of deposit and others	(74,391)	(27,434)	(101,825)
Federal funds sold and other overnight funds	78,239	(107,589)	(29,350)
Investments	23,515	(32,007)	(8,492)
Mortgage loans and other loans	(397)	(133)	(530)

Total interest income	264,823	(774,583)	(509,760)

Interest Expense
Consolidated obligations-bonds	67,463	(455,017)	(387,554)
Consolidated obligations-discount notes	159,077	(340,982)	(181,905)
Deposits and borrowings	(2,541)	(12,291)	(14,832)
Mandatorily redeemable capital stock	(1,125)	(2,275)	(3,400)

Total interest expense	222,874	(810,565)	(587,691)

Changes in Net Interest Income	$41,949	$35,982	$77,931

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

Net interest accruals of derivatives designated in a SFAS 133 qualifying fair value or cash flow hedges are recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities. Net interest accruals of derivatives that do not qualify for hedge accounting under SFAS 133 and interest received from in-the-money options are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
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
Redemption of Extinguishment of debt — The Bank retires debt principally to reduce future debt costs when the associated asset is either prepaid or terminated early. Typically, debt retirement is associated with the prepayments of advances and commercial mortgage-backed securities for which the Bank may receive prepayment fees. When assets are prepaid ahead of their expected or contractual maturities, the Bank also attempts to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns. Bond retirement typically requires a payment of a premium resulting in a loss.
Non-Interest Income

The following table summarizes non-interest income (loss) (in thousands):

	Three months ended March 31,
	2009	2008

Other income (loss):
Service fees	$985	$691
Instruments held at fair value — Unrealized gain	8,313	—
Total OTTI losses	(15,203)	—
Portion of loss recognized in other comprehensive income	9,938	—

Net impairment losses recognized in earnings	(5,265)	—
Net realized and unrealized gain (loss) on derivatives and hedging activities	(13,666)	866
Net realized gain from sale of available-for-sale securities	440	—
Other	46	(183)

Total other income (loss)	$(9,147)	$1,374

Net impairment losses recognized in earnings on held-to-maturity securities — Other-than-temporary impairment
Based on the management’s determination of a decrease in cash flows expected to be collected (cash flow shortfall) on two securities insured by MBIA concurrently with the determination that MBIA’s claim paying ability would not be sufficient in future periods to cover the short falls, management concluded that the two securities had become other-than-temporarily impaired at March 31, 2009. The Bank early adopted FSP FAS 115-2 and FAS 124-2, and has applied accounting provisions to write down the two securities to their fair values at March 31, 2009. Recognition of OTTI resulted in a charge of $5.3 million to current year first quarter earnings representing the credit component of total OTTI. The difference between the amortized cost basis of the two securities and their fair values at March 31, 2009 was $15.2 million, the total OTTI. The non-credit component was $9.9 million, which was recorded as a loss to Accumulated other comprehensive income (loss) at March 31, 2009.
The table below summarizes the key characteristics of the other-than-temporarily impaired securities at March 31, 2009 (dollars in thousands):

		Insurer MBIA		OTTI		Gross Losses
		Amortized	Fair	Credit	Non-credit	Less than	More than
Ratings	Count	Cost Basis	Value	Loss	Loss	12 months	12 months

BB	1	$13,752	$8,273	$(1,926)	$(3,553)	$—	$(5,479)
B	1	23,259	13,535	(3,339)	(6,385)	—	(9,724)

Total	2	$37,011	$21,808	$(5,265)	$(9,938)	$—	$(15,203)

Instruments held at fair value
Under SFAS 159, the FHLBNY elected to carry certain consolidated obligation bonds at fair value. The Bank records the unrealized gains and losses on these liabilities in Instruments held at fair value. In general, transactions elected for the fair value option in accordance with SFAS 159 are in economic hedge relationships. The fair value adjustments on consolidated obligation bonds carried at fair value in accordance with SFAS 159 resulted in net fair value gains of $8.3 million for the current year first quarter primarily because of matured bonds or bonds nearing maturity. These bonds were in a fair value gain position at March 31, 2009, but had been in net unrealized loss positions at the beginning of the current year first quarter. When instruments recorded at fair value are held to maturity, their cumulative fair value changes sum to zero at maturity. These losses were partially offset by gains on derivatives that economically hedged to the debt.

Earnings impact of derivatives and hedging activities
Net realized and unrealized gain (loss) from derivatives and hedging activities
The FHLBNY reported the following net gains (losses) from derivatives and hedging activities (in thousands):

	Three months ended March 31,
	2009	2008 [2]
Earnings impact of derivatives and hedging activities gain (loss):
SFAS 133 Hedging
Cash flow hedge-ineffectiveness	$—	$447
Fair value hedges-ineffectiveness	2,271	1,449
Economic Hedging
Economic hedges-fair value changes-options	1,221	(544)
Net interest income-options	(692)	126
Economic hedges-fair value changes-MPF delivery commitments	59	3
Fair value changes-economic hedges [1]	35,065	(131)
Net interest expense-economic hedges [1]	(46,196)	(484)
Macro hedge-swaps	2,233	—
Fair value matched to hedge liabilities designated under SFAS 159
Fair value changes-interest rate swaps	(7,627)	—

Net impact on derivatives and hedging activities	$(13,666)	$866

[1]	Includes de minimis amount of net gains on member intermediated swaps.
Key components of hedging activities recorded in the Statements of Income for the current and prior year first quarters as Net realized and unrealized gain (loss) from hedging activities were as follows:
Reported Net realized and unrealized gain (loss) from derivatives and hedging activities was a loss of $13.7 million in the current year first quarter, compared to a gain of $0.9 million in prior year first quarter.
The reported loss was primarily due to (1) The accounting of interest expense on swaps designated as economic hedges and reported as hedging losses. (2) Fair value changes of swaps and derivatives in economic hedges of debt and advances that were not offset by fair value changes of the hedged bonds and advances because the hedges were not executed under hedge accounting provisions. An economic hedge represents derivative transactions that are an approved risk management hedge but may not qualify for hedge accounting treatment under the provisions of SFAS 133. When derivatives are designated as economic hedges, the fair value changes due to changes in the interest rate and volatility of rates are recorded through the Statements of Income without the offsetting change in the fair values of the hedged advances and debt as would be afforded under SFAS 133 hedge accounting rules. In addition, and as described in the previous paragraph, net swap interest expense and income associated with swaps in economic hedges of assets and liabilities are reported as hedging losses and gains in Other income (loss) in the Statements of Income. Fair value losses and gains are typically unrealized unless the Bank terminates the derivative. When the derivatives and the associated hedged advances and debt are held to their contractual maturity or to predetermined call dates, the cumulative fair value gains and losses sum to zero over the life of the hedge. However, interest income and expense have economic consequences since they result in exchanges of cash payments or receipts.

Economic hedges
•	Interest rate swaps — In the current year first quarter, the primary economic hedges were : (1) Interest rate “Basis swaps” that synthetically converted floating-rate funding based on Prime rate, Federal funds rate, and the 1-month LIBOR rate to 3-month LIBOR rate. (2) Interest rate swaps hedging balance sheet risk. (3) Interest rate swaps hedging discount notes. Changes in the fair values of interest rate swaps in economic hedges, often referred to as “one-sided marks” made a positive contribution of $38.7 million from hedging activities. Interest expense associated with the interest rate swaps in economic hedges resulted in net expense of $46.9 million in the current year first quarter and was recorded as hedging expenses in Other income (loss) as Net realized and unrealized gain (loss) from derivatives and hedging activities.
•	Changes in fair values of swaps in an economic hedge of consolidated obligation bonds accounted under SFAS 159, “Fair Value Option”, resulted in a loss of $7.6 million in 2008. The accounting under SFAS 159 was introduced for the first time in the third quarter of 2008.
•	Interest rate caps — were also designated as economic hedges, and fair value changes of purchased caps resulted in a gain of $1.2 million in current year first quarter. The Bank had acquired $1.9 billion in notional amounts of interest rate caps in the second quarter of 2008 at a cost of $46.9 million to help mitigate certain balance sheet risk metrics. The fair value of the caps is recorded as derivative assets in the Statements of Condition. In a rising interest rate environment at March 31, 2009, relative to December 31, 2008, the fair values of interest rate caps increased at March 31, 2009, contributing to a gain from hedging activities.

SFAS 133 qualifying hedges
Net fair value changes from SFAS 133 qualifying hedges resulted in recorded net gain of $2.3 million in current year first quarter, compared to a net gain of $1.4 million in prior year first quarter. Typically, gains and losses in a SFAS 133 qualifying hedge represent hedge ineffectiveness due to changes in fair values of hedged advances and debt from changes in the benchmark rate (LIBOR for the Bank) that are not entirely offset by changes in the fair values of the swaps.
Derivative gains and losses reclassified from Accumulated other comprehensive income (loss) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from Accumulated other comprehensive income (loss) in the Statements of Condition (in thousands):

	March 31, 2009	December 31, 2008
Accumulated other comprehensive income/(loss) from cash flow hedges

Beginning of period	$(30,191)	$(30,215)

Net hedging transactions	—	(6,100)
Reclassified into earnings	1,879	6,124

End of period	$(28,312)	$(30,191)

Cash Flow Hedges
There were no material amounts for the current or prior year first quarters that were reclassified from Accumulated other comprehensive income (loss) into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. Ineffectiveness from hedges designated as cash flow hedges was not material in any periods reported in this Form 10-Q.
Over the next twelve months, it is expected that $7.4 million of net losses recorded in Accumulated other comprehensive income (loss) will be recognized as a charge to earnings.
Debt Extinguishment
No debt was retired or transferred in the current year or prior year first quarters.
Other Expenses (Non-Interest Expense)
The primary components of Other expenses are Operating expenses and Assessments. Operating expenses included the administrative and overhead costs of operating the Bank and the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
The FHLBanks, including the FHLBNY, fund the cost of the Office of Finance, a joint office of the FHLBanks that facilitates issuing and servicing the consolidated obligations of the FHLBanks, preparation of the combined quarterly and annual financial reports, and certain other functions. The FHLBanks are also assessed the operating expenses of the Finance Agency, the regulator of the FHLBanks.

The following table sets forth the principal components of Other expenses (in thousands):

	Three months ended March 31,
	2009	2008
Other expenses:
Operating	$18,094	$16,451
Finance Agency and Office of Finance	1,967	1,453

Total other expenses	$20,061	$17,904

Operating Expenses
The following table summarizes the major categories of operating expenses (dollars in thousands):

	Three months ended March 31,
		Percentage of		Percentage of
	2009	total	2008	total

Salaries and employee benefits	$12,088	66.81%	$11,352	69.00%
Temporary workers	103	0.57	14	0.09
Occupancy	1,056	5.83	981	5.96
Depreciation and leasehold amortization	1,324	7.32	1,159	7.05
Computer service agreements and contractual services	1,462	8.08	1,243	7.56
Professional and legal fees	449	2.48	336	2.04
Other	1,612	8.91	1,366	8.30

Total operating expenses	$18,094	100.00%	$16,451	100.00%

Increase in head count and general increases in salary expenses were the primary factors that caused operating expenses to increase.
Assessments
Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program (“AHP”) and to satisfy its Resolution Funding Corporation assessment (“REFCORP”). AHP assessments are set aside from Net income for future grants and contributions towards the program. REFCORP expenses are paid to the United States Treasury.
Both the REFCORP and AHP assessments are based on income and the increases reflect the change in pre-assessment income for the current year first quarter compared to the prior year first quarter.

Financial Condition: Assets, Liabilities, Capital, Commitments and Contingencies

			Net change in	Net change in
(Dollars in thousands)	March 31, 2009	December 31, 2008	dollar amount	percentage
Assets
Cash and due from banks	$32,136	$18,899	$13,237	70.04%
Interest-bearing deposits	8,602,233	12,169,096	(3,566,863)	(29.31)
Federal funds sold	500,000	—	500,000	NM
Available-for-sale securities	2,641,996	2,861,869	(219,873)	(7.68)
Held-to-maturity securities
Long-term securities	9,935,079	10,130,543	(195,464)	(1.93)
Certificates of deposit	300,000	1,203,000	(903,000)	(75.06)
Advances	104,463,598	109,152,876	(4,689,278)	(4.30)
Mortgage loans held-for-portfolio	1,430,899	1,457,885	(26,986)	(1.85)
Accrued interest receivable	411,500	492,856	(81,356)	(16.51)
Premises, software, and equipment	13,817	13,793	24	0.17
Derivative assets	11,463	20,236	(8,773)	(43.35)
Other assets	16,217	18,838	(2,621)	(13.91)

Total assets	$128,358,938	$137,539,891	$(9,180,953)	(6.68)%

Liabilities
Deposits
Interest-bearing demand	$2,306,887	$1,333,750	$973,137	72.96%
Non-interest bearing demand	7,528	828	6,700	NM
Term	58,000	117,400	(59,400)	(50.60)

Total deposits	2,372,415	1,451,978	920,437	63.39

Consolidated obligations
Bonds	69,582,076	82,256,705	(12,674,629)	(15.41)
Discount notes	48,721,626	46,329,906	2,391,720	5.16

Total consolidated obligations	118,303,702	128,586,611	(10,282,909)	(8.00)

Mandatorily redeemable capital stock	139,961	143,121	(3,160)	(2.21)

Accrued interest payable	385,121	426,144	(41,023)	(9.63)
Affordable Housing Program	128,368	122,449	5,919	4.83
Payable to REFCORP	41,815	4,780	37,035	NM
Derivative liabilities	1,031,771	861,660	170,111	19.74
Other liabilities	132,658	75,753	56,905	75.12

Total liabilities	122,535,811	131,672,496	(9,136,685)	(6.94)

Capital	5,823,127	5,867,395	(44,268)	(0.75)

Total liabilities and capital	$128,358,938	$137,539,891	$(9,180,953)	(6.68)%

Balance sheet overview
At March 31, 2009, the FHLBNY’s Total assets were $128.4 billion, a decrease of $9.2 billion, or 6.7%, from December 31, 2008. Advances borrowed by members declined by $4.7 billion. Both short-term and long-term investments were lower at March 31, 2009 relative to outstanding amounts at December 31, 2008. The Bank’s balance sheet management strategy has been to keep balance sheet growth in line with the growth in member demand for advances.

The Bank invested $8.6 billion ($12.2 billion at December 31, 2008) in interest-earning demand balances at the FRB, which were reported as Interest-bearing deposits in the Statements of Condition. The liquid investment at the FRB is consistent with the Bank’s goals of maintaining liquidity for its members, as historically, the Bank has maintained a significant inventory of highly liquid Federal funds and short-term certificates deposits at highly-rated financial institutions to ensure liquidity for its members’ borrowing needs, especially in the existing volatile credit markets.
At March 31, 2009, balance sheet leverage of 22.0 times shareholders’ capital was slightly down from 23.4 times capital at December 31, 2008. Increases or decreases in investments have a direct impact on leverage, but generally growth in advances does not significantly impact balance sheet leverage under existing capital stock management practices. This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged. Under existing capital management practices, members are required to purchase capital stock to support their borrowings from the Bank, and when capital stock is in excess of the amount that is required to support advance borrowings, the Bank redeems the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remains unchanged. As capital increases or declines in line with higher or lower volumes of advances, the Bank may also adjust its assets by increasing or decreasing holdings of short-term investments in certificates of deposit, and, to some extent, its positions in Federal funds sold, which it inventories to accommodate unexpected member needs for liquidity, or its cash position at the FRB.
Advances
The FHLBNY’s primary business is making collateralized loans, known as “advances”, to members.
Reported book value of advances was $104.5 billion at March 31, 2009, down from $109.2 billion at December 31, 2008. Par amount of advances outstanding was $99.4 billion at March 31, 2009, compared to $103.4 billion at December 31, 2008. Advance book values include fair value basis adjustments of $5.1 billion and $5.8 billion at March 31, 2009 and December 31, 2008 recorded under the hedge accounting provisions of SFAS 133. Short-term fixed-rate advances, adjustable-rate advances, and overnight borrowings declined at March 31, 2009 compared to outstanding balances at December 31, 2008.
The FHLBNY’s willingness to be a reliable provider of well-priced funds to our members reflect the FHLBNY’s ability to raise funding in the marketplace through the issuance of consolidated obligation bonds and discount notes to local and global investors. In meeting member demand for liquidity, the Bank did not adjust pricing to either discourage members advance growth nor did the Bank take advantage of the dislocation in the marketplace in an environment of uncertainty.
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

Advances — Product Types
The following table summarizes par values of advances by product type (dollars in thousands):

	March 31, 2009		December 31, 2008
		Percentage		Percentage
	Amounts	of total	Amounts	of total

Adjustable Rate Credit — ARCs	$18,530,850	18.65%	$20,205,850	19.55%
Fixed Rate Advances	73,958,276	74.41	71,860,685	69.51
Short-Term Advances	4,554,950	4.58	7,793,500	7.54
Mortgage Matched Advances	653,908	0.66	693,559	0.67
Overnight Line of Credit (OLOC) Advances	853,244	0.86	2,039,423	1.97
All other categories	837,137	0.84	786,710	0.76

Total par value	99,388,365	100.00%	103,379,727	100.00%

Discount on AHP Advances	(310)		(330)
SFAS 133 hedging adjustments	5,075,543		5,773,479

Total	$104,463,598		$109,152,876

Comparing member borrowings at March 31, 2009 to last year-end, overall Advance borrowings declined. Member demand for variable-rate advances, Adjustable Rate Credit advances (“ARCs”) and OLOC Advances declined at March 31, 2009 from balances outstanding at December 31, 2008. These product categories had also not kept pace at December 31, 2008 with the overall surge in member borrowings in 2008.
In the current year first quarter, fixed-rate advances specially those collateralized by member securities grew and partially offset the declining demand of adjustable-rate products.
Member demand for advance products
Adjustable Rate Advances (ARC Advances) — Demand for ARC advances in the current year first quarter declined and outstanding balances fell to $18.5 billion from $20.2 billion at December 31, 2008. Generally, the FHLBNY’s larger members have been the more significant borrowers of ARCs.
ARC advances are medium — and long-term loans that can be linked to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, the Federal funds rate, or Prime. Members use ARC advances to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets. The interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to that designated index. Principal is due at maturity and interest payments are due at every reset date, including the final payment date.
Fixed-rate Advances — Demand for long-term fixed-rate advances was strong in the current year first quarter. Primary demand was for fixed-rate advances collateralized by pledged securities. A significant component of Fixed-rate advances is putable advances, also referred to as “Convertible Advances”. Outstanding amounts of putable advances were $43.2 billion at March 31, 2009 almost unchanged from December 31, 2008. Historically, Fixed-rate, putable advances have been competitively priced relative to fixed-rate “bullet” advances because of the “put” feature that the Bank purchases from the member, driving down the coupon on the advance. In the present interest rate environment the price advantage is not significant because of constraints in offering longer-term-advances that has also narrowed the price advantage of putable advances.

Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from 2 days to 30 years. Fixed-rate advances, comprising putable and non-putable advances were the largest category of advances at March 31, 2009 and December 31, 2008.
Short-term Advances — Demand for Short-term fixed-rate advances in the first quarter of 2009, was soft and outstanding balances declined at March 31, 2009 from December 31, 2008.
Overnight Line of Credit (“OLOC Advances”) — Overnight borrowings were weak during the current year first quarter and outstanding amounts declined.
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
No members were acquired by non-members in the current year first quarter compared to three in the prior year first quarter.
Early Prepayment of Advances
Early prepayment initiated by members and former members is another important factor that impacts advances to members. The FHLBNY charges a member a prepayment fee when the member prepays certain advances before the original maturity. Member initiated prepayments totaled $3.0 billion in par amount of advances in the current year first quarter, compared to $2.1 billion in the prior year first quarter. The Bank recorded net prepayment fees of $19.1 million in the current year first quarter as income compared to $8.2 million the prior year first quarter. For advances that are prepaid and hedged under the provisions of SFAS 133, the FHLBNY terminates the hedging relationship upon prepayment and adjusts the prepayments fees received for the associated fair value basis of the hedged prepaid advance.

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
At March 31, 2009, $65.9 billion in interest rate swaps hedged advances, compared to $62.3 billion at December 31, 2008.
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

Hedge volume — At March 31, 2009 and December 31, 2008, almost all putable fixed-rate advances were hedged by interest rate swaps in SFAS 133 qualifying hedge relationships, which effectively converted the fixed-rate exposure of the advances to a variable-rate exposure, generally indexed to 3-month LIBOR. The Bank’s putable advance contains a put option purchased by the Bank from the member. Under the terms of the put option, the Bank has the right to terminate the advance at agreed upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then prevailing market rates and at the then existing terms and conditions. When the FHLBNY puts the fixed-rate advance and if the member borrows to replace the fixed-rate advance, the FHLBNY effectively converts the advance from fixed-rate to floating-rate. The Bank also hedges certain long-term, single maturity (bullet) advances to hedge fair value risk from changes in the benchmark rate.
Hedge volume as measured by the amount of notional amounts of interest rate swaps outstanding that hedged advances, both economically and under SFAS 133 hedging provisions, increased to $66.3 billion at March 31, 2009, compared to $62.3 billion at December 31, 2008.
The notional amounts of swaps included $0.4 billion and $0.6 billion at March 31, 2009 and December 31, 2008 that were in an economic hedge of advances.
The largest component of interest rate swaps hedging advances at March 31, 2009 was comprised of $41.7 billion in putable advances, slightly below $43.4 billion at December 31, 2008. Generally, the Bank hedges almost all putable advances with a callable interest rate swap. The Bank’s putable advance, also referred to as a convertible advance, contains a put option purchased by the Bank from the member. Under the terms of the put option, the Bank has the right to terminate the advance at agreed upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then prevailing market rates and at the then existing terms and conditions. When the FHLBNY puts the fixed-rate advance, and if the member borrows to replace the fixed-rate advance, the FHLBNY effectively converts the advance from fixed-rate to floating-rate.
In addition, certain LIBOR-indexed advances have “capped” coupons that are in effect sold to borrowers. The fair value changes of the sold caps are offset by fair value changes of purchased options (caps) with mirror-image terms. Fair value changes of caps due to changes in the benchmark rate and option volatilities are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. Notional amounts of purchased interest rate caps at March 31, 2009 and December 31, 2008 were $0.5 billion, and were designated as economic hedges of caps embedded in the variable-rate advances borrowed by members.
Fair value basis adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the Statements of Condition were associated with hedging activities under the provisions of SFAS 133.

Reported book value of advances at March 31, 2009 included net unrealized basis gains of $5.1 billion compared to $5.8 billion at December 31, 2008 and represented fair value basis adjustments under SFAS 133 hedge accounting rules. The notional amounts of swaps that were associated in hedging relationships under SFAS 133 aggregated $65.9 billion at December 31, 2008, up from $61.7 billion at December 31, 2008. Advances designated at inception as economic hedges do not generate basis adjustments.
Unrealized basis gains were consistent with the forward yield curves at March 31, 2009 and December 31, 2008 that were projecting forward rates below the fixed-rate coupons of advances that had been issued in prior periods at the then prevailing higher interest-rate environment. Since hedged advances are typically fixed-rate, in a declining interest rate environment, fixed-rate advances exhibited unrealized fair value basis gains. Unrealized gains from fair value basis adjustments to advances were almost entirely offset by net fair value unrealized losses of the derivatives associated with the fair value hedges of advances, thereby achieving the Bank’s hedging objectives of mitigating fair value basis risk. Hedge volume as represented by the notional amounts of advances hedged in a SFAS 133 qualifying hedge increased at March 31, 2009 in line with the increase in hedged long-term fixed-rate advances at March 31, 2009 compared to December 31, 2008. The amount of basis adjustments of hedged advances in an unrealized gain position declined to $5.1 billion at March 31, 2009 from $5.8 billion at December 31, 2008 primarily as a result of the steepening of the yield curve at March 31, 2009 relative to December 31, 2008.

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
Limits on the size of the MBS portfolio are defined by Finance Agency regulations, which limits holding of MBS to 300% of capital. At March 31, 2009 and December 31, 2008, the Bank was within these limits.
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
Based on the management’s determination of a decrease in cash flows expected to be collected (cash flow shortfall) on two held-to-maturity private-label mortgage-backed securities insured by MBIA and the determination that MBIA’s claim paying ability would not be sufficient in future periods to cover the estimated short falls, management concluded that the two securities had become other-than-temporarily impaired at March 31, 2009. Total OTTI was $15.2 million, representing the difference between the amortized cost basis of $37.0 million prior to the write down and $21.8 million, the fair value basis of the two securities, which is the new amortized cost basis of the two securities. The credit component of OTTI was $5.3 million and was a charge to current year first quarter earnings. The non-credit component of total OTTI was $9.9 million, which was a loss to Accumulated other comprehensive income (loss), a component of shareholders’ equity.

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments) between March 31, 2009 and December 31, 2008. Amounts are after writing down the amortized cost basis of impaired securities to fair values (dollars in thousands):

	March 31,	December 31,	Dollar	Percentage
	2009	2008	Variance	Variance

State and local housing agency obligations [1]	$802,637	$804,100	$(1,463)	(0.18)%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,632,144	2,851,682	(219,538)	(7.70)
Held-to-maturity securities, at amortized cost	9,132,442	9,326,443	(194,001)	(2.08)

Total long-term securities	12,567,223	12,982,225	(415,002)	(3.20)

Grantor trusts [2]	9,852	10,187	(335)	(3.29)
Certificates of deposit [1]	300,000	1,203,000	(903,000)	(75.06)
Federal funds sold	500,000	—	500,000	NA

Total investments	$13,377,075	$14,195,412	$(818,337)	(5.76)%

[1]	Classified as held-to-maturity securities, at amortized cost.

[2]	Classified as available-for-sale securities, at fair value represent investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts.

Note:	Excludes $8.6 billion in interest-earning balance at Federal Reserve Bank of New York at March 31, 2009 ($12.2 billion at December 31, 2008).
Long-term investments
At March 31 2009 and December 31, 2008, investments with original contractual maturities that were long-term comprised of mortgage- and asset-backed securities, and investment in securities issued by state and local housing agencies. These investments were classified as either held-to-maturity or available-for-sale securities under the meaning of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” as amended by FSP FAS 115-2. Several grantor trusts have been established and owned by the FHLBNY to fund current and potential future payments to retirees for supplemental pension plan obligations. The trust funds are invested in fixed-income and equity funds, which were classified as available-for-sale.

Mortgage-backed securities — By issuer
Composition of FHLBNY’s held-to-maturity mortgage-backed securities was as follows (amortized cost basis; dollars in thousands):

	March 31,	Percentage	December 31,	Percentage
	2009	of total	2008	of total

U.S. government sponsored enterprise residential mortgage-backed securities	$7,532,841	82.48%	$7,577,036	81.24%
U.S. agency residential mortgage-backed securities	6,063	0.07	6,325	0.07
U.S. agency commercial mortgage-backed securities	50,000	0.55	—	—
Private-label issued securities backed by home equity loans	599,733	6.57	636,466	6.83
Private-label issued residential mortgage-backed securities	576,729	6.31	609,908	6.54
Private-label issued commercial mortgage-backed securities	143,631	1.57	266,994	2.86
Private-label issued securities backed by manufactured housing loans	223,445	2.45	229,714	2.46

Total Held-to-maturity securities — MBS	$9,132,442	100.00%	$9,326,443	100.00%

Held-to-maturity mortgage- and asset-backed securities (“MBS”) — Government sponsored enterprise (“GSE”) and U.S. government agency issued MBS aggregated $7.6 billion at March 31, 2009 and December 31, 2008. They represented 83.1% and 81.3% of total MBS classified as held-to-maturity at those dates. Privately issued mortgage-backed securities made up 16.9% and 18.7% at March 31, 2009 and December 31, 2008 and included commercial mortgage- and asset-backed securities, and mortgage-pass-throughs and Real Estate Mortgage Investment Conduit bonds.
Investment in mortgage-backed securities provides a reliable income stream and enhance interest income.
In the current year first quarter, the Bank acquired $445.2 million of GSE and U.S. government agency issued MBS and designated the purchases as held-to-maturity. Securities acquired were triple-A rated. New acquisitions were slightly below paydowns in the current year first quarter and as a result, outstanding balances at March 31, 2009 declined from December 31, 2008. The Bank’s conservative purchasing practice over the years is evidenced by its concentration in mortgage-backed securities issued by a GSE.
Local and housing finance agency bonds — The FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) classified as held-to-maturity. Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing. In the current year first quarter, the Bank made no acquisitions.

Held-to-maturity securities
Market values of held-to-maturity securities were as follows (in thousands):

	March 31, 2009
	Amortized	Gross	Gross		Total
	Cost	Unrealized	Unrealized	Fair	OTTI
	Basis	Holding Gains	Holding Losses	Value	in OCI

State and local housing agency bonds	$802,637	$3,504	$(74,369)	$731,772	$—
Mortgage-backed securities	9,132,442	251,107	(331,196)	9,052,353	(9,938)
Certificates of deposit	300,000	17	—	300,017	—

Total	$10,235,079	$254,628	$(405,565)	$10,084,142	$(9,938)

	December 31, 2008
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Holding Gains	Holding Losses	Value

State and local housing agency bonds	$804,100	$6,573	$(47,512)	$763,161
Mortgage-backed securities	9,326,443	187,531	(342,662)	9,171,312
Certificates of deposit	1,203,000	328	—	1,203,328

Total	$11,333,543	$194,432	$(390,174)	$11,137,801

External rating information of the held-to-maturity portfolio was as follows; two securities were rated below investment grade (single-B and double-B; these securities were credit impaired). (amortized cost basis in thousands):

	March 31, 2009
					Below
					Investment
	AAA-rated	AA-rated	A-rated	BBB-rated	Grade	Total

Long-term securities
Mortgage-backed securities	$8,478,436	$299,766	$179,617	$152,815	$21,808	$9,132,442
State and local housing bonds	74,637	671,780	—	56,220	—	802,637

Total Long-term securities	8,553,073	971,546	179,617	209,035	21,808	9,935,079

Short-term securities
Certificates of deposit	—	—	300,000	—	—	300,000

Total	$8,553,073	$971,546	$479,617	$209,035	$21,808	$10,235,079

	December 31, 2008
	AAA-rated	AA-rated	A-rated	BBB-rated	Total

Long-term securities
Mortgage-backed securities	$8,705,952	$229,714	$192,678	$198,099	$9,326,443
State and local housing bonds	74,881	672,999	—	56,220	804,100

Total Long-term securities	8,780,833	902,713	192,678	254,319	10,130,543

Short-term securities
Certificates of deposit	—	628,000	575,000	—	1,203,000

Total	$8,780,833	$1,530,713	$767,678	$254,319	$11,333,543

Rating information of the available-for-sale portfolios was as follows. (fair values in thousands):

	March 31, 2009
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,632,144	$—	$—	$—	$—	$2,632,144
Other — Grantor trusts	—	—	—	—	9,852	9,852

Total	$2,632,144	$—	$—	$—	$9,852	$2,641,996

	December 31, 2008
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,851,682	$—	$—	$—	$—	$2,851,682
Other — Grantor trusts	—	—	—	—	10,187	10,187

Total	$2,851,682	$—	$—	$—	$10,187	$2,861,869

Fair values of investment securities
The fair value of investment securities is estimated by management using information from specialized pricing services that use pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models employed by pricing services are market based and observable for Level 1 and Level 2 securities. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs in the models are based on new issue and secondary market transactions if securities that are traded in sufficient volumes in the secondary market. The valuation of the Bank’s private-label securities that are all designated as held-to-maturity may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 inputs because the inputs may not be market based and observable. In accordance with the provisions of SFAS 115, as amended by the FASB issued FSP FAS 115-2, “Recognition and presentation of Other-Than-Temporary Impairment” (“FSP FAS 115-2 and FAS 124-2”), two held-to-maturity private label mortgage-backed securities were written down to their fair value as a result of a recognition of other-than-temporary impairment. The amortized cost basis was $37.0 million prior to the write down. The new amortized cost basis at March 31, 2009 was $21.8 million, which was the fair value of the two securities at March 31, 2009. The amount of write down was $15.2 million, deemed to be a non-recurring charge. The credit loss component of the write down was $5.3 million. The non-credit component of OTTI was $9.9 million. The credit loss was a charge to earnings in the Statement of Income for the current year first quarter. The two impaired securities are classified as Level 3 financial instruments within the SFAS 157 valuation hierarchy. This determination was made based on management’s view that the two private-label securities may not have an active market because of the specific vintage of the two impaired securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities; fair values of the two securities were determined by management using third party specialized vendor pricing services that made appropriate adjustments to observed prices of comparable securities that were being transacted in orderly market.
For corroboration and other analytical procedures performed by the FHLBNY, see Significant Accounting Policies and Significant Estimates in Note 1, and Note 16 Fair Values of Financial Instruments. Examples of securities priced under such a valuation technique, and which are classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined under SFAS 157, include GSE issued collateralized mortgage obligations and money market funds.
The FHLBNY conducts a review and evaluation of the securities portfolio to determine, based on the creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, if the decline, if any, in the fair value of a security below its carrying value is other-than-temporary. Based on detailed credit analysis on a security level, the Bank has concluded that other than the two securities determined to be impaired, gross unrealized losses for the remainder of securities were primarily caused by interest rate changes, credit spread widening and reduced liquidity and the securities were temporarily impaired as defined under FSP FAS 115-2 and FSP FAS 124-2. For information about the Bank’s Impairment Analysis and conclusions, investment ratings, and investment quality see Asset Quality and Concentration — Advances, Investment securities, Mortgage loans, and Counterparty risks in this MD&A. Also, see Note 4 — Held-to-maturity securities and Note 5 — Available-for-sale securities.

Contractual maturities — Mortgage-backed securities
The amortized cost basis and estimated fair values of held-to-maturity securities by contractual maturity are shown below (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost Basis	Value	Cost Basis	Value
State and local housing agency obligations
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	17,665	17,808	17,665	18,209
Due after five years through ten years	60,400	54,210	60,400	55,060
Due after ten years	724,572	659,754	726,035	689,892

State and local housing agency obligations	802,637	731,772	804,100	763,161

Mortgage-backed securities
Due in one year or less	139,451	139,111	257,999	258,120
Due after one year through five years	3,504	3,244	—	—
Due after five years through ten years	1,149,921	1,173,405	1,142,000	1,149,541
Due after ten years	7,839,566	7,736,593	7,926,444	7,763,651

Mortgage-backed securities	9,132,442	9,052,353	9,326,443	9,171,312

Certificates of deposit
Due in one year or less	300,000	300,017	1,203,000	1,203,328
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

Certificates of deposit	300,000	300,017	1,203,000	1,203,328

Total held-to-maturity securities	$10,235,079	$10,084,142	$11,333,543	$11,137,801

Weighted average rates — Mortgage-backed securities
The following table summarizes weighted average rates by contractual maturities. Certain securities have floating-rate coupons. (dollars in thousands):

	March 31, 2009		December 31, 2008
	Amortized	Weighted	Amortized	Weighted
	Cost Basis	Average rate	Cost Basis	Average rate
Mortgage-backed securities

Due in one year or less	$139,451	7.42%	$257,999	7.39%
Due after one year through five years	3,504	6.25	—	—
Due after five years through ten years	1,149,921	4.74	1,142,000	4.76
Due after ten years	10,501,627	3.28	10,839,086	4.24

Total mortgage-backed securities	$11,794,503	4.08%	$12,239,085	4.36%

Short-term investments
The FHLBNY typically maintains substantial investments in high-quality, short- and intermediate-term financial instruments, such as interest-earning balances at the Federal Reserve Banks, certificates of deposits and overnight and term Federal funds sold to highly-rated financial institutions. These investments provide the liquidity necessary to meet members’ credit needs. Short-term investments also provide a flexible means of implementing the asset/liability management decisions to increase liquidity. The Bank invests in certificates of deposits with maturities not exceeding one year and issued by major financial institutions; certificates of deposits are recorded at amortized cost basis as held-to maturity investment. Cash pledged to derivative counterparties to meet collateral requirements are interest-bearing and are reported as a netting adjustment to Derivative liabilities in the Statements of Condition.
Investments — Policies and practices
Finance Agency regulations limit investment in housing-related obligations of state and local governments and their housing finance agencies to obligations that carry ratings of double-A or higher. Finance Agency regulations further limit the mortgage-backed and asset-backed investments of each FHLBank to 300% of that FHLBank’s capital. The FHLBNY was within the 300% limit for all periods reported. The FHLBNY’s held-to-maturity securities consisted of mortgage-backed and residential asset-backed securities, and housing finance agency bonds.
The FHLBNY does not preclude or specifically seek out investments any differently than it would in the normal course of acquiring securities for investments, unless it is prohibited by existing regulations. The FHLBNY’s practice is to not lend to members unsecured funds, including overnight Federal funds sold and certificates of deposits. Unsecured lending to members is not prohibited by Finance Agency regulations or Board of Directors’ policy. The FHLBNY is prohibited from purchasing a consolidated obligation issued directly by another FHLBank, but may acquire consolidated obligations for investment in the secondary market after the bond settles. There were no investments in consolidated obligations at March 31, 2009 and at December 31, 2008.
The FHLBNY’s investment in mortgage-backed securities during all periods reported complied with FHLBNY’s Board-approved policy of acquiring mortgage-backed securities issued or guaranteed by the government-sponsored housing enterprises, or prime residential mortgages rated triple-A by both Moody’s and Standard & Poor’s rating services at acquisition.

Mortgage Loans Held-for-Portfolio
At March 31, 2009, the portfolio of mortgage loans was comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”) and Community Mortgage Asset loans (“CMA”). More details about the MPF program can be found in Mortgage Partnership Finance Program under the caption Acquired Member Assets Program in the Bank’s most recently filed Form 10-K on March 27, 2009. In the CMA program, the FHLBNY holds participation interests in residential and community development mortgage loans. Acquisition of participations under the CMA program was suspended indefinitely in November 2001 and the loans are being paid down under their contractual terms.
Paydowns slightly outpaced acquisitions in the current year first quarter and as a result the portfolio declined relative to December 31, 2008. The FHLBNY does not expect the MPF loans to increase substantially, and the Bank provides this product to its members as another alternative for its members to sell their mortgage production.
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2009		December 31, 2008
		Percentage of		Percentage of
	Amount	total	Amount	total
Real Estate:
Fixed medium-term single-family mortgages	$451,675	31.61%	$467,845	32.15%
Fixed long-term single-family mortgages	973,362	68.11	983,493	67.58
Multi-family mortgages	3,984	0.28	4,009	0.27

Total par value	1,429,021	100.00%	1,455,347	100.00%

Unamortized premiums	10,272		10,662
Unamortized discounts	(6,092)		(6,310)
Basis adjustment [1]	(454)		(408)

Total mortgage loans held-for-portfolio	1,432,747		1,459,291
Allowance for credit losses	(1,848)		(1,406)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,430,899		$1,457,885

[1]	Represents fair value basis of open and closed delivery commitments.

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
The FHLBanks also issue global consolidated obligations-bonds. Effective in January 2009, a debt issuance process was implemented by the FHLBanks and the Office of Finance to provide a scheduled monthly issuance of global bullet consolidated obligations-bonds. As part of this process, management from each of the FHLBanks will determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s capital to total system capital. If the FHLBanks’ commitments exceed the minimum debt issue size the proceeds are allocated based on relative capital of the FHLBanks’ with the allocation limited to the lesser of the allocation amount or actual commitment amount. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. The FHLBanks can, however, pass on any scheduled calendar slot and not issue any global bullet consolidated obligations- bonds upon agreement of eight of the 12 FHLBanks.

In the third quarter of 2008, each FHLBank (including the FHLBNY) entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of March 31, 2009 and December 31, 2008, the FHLBNY had provided the U.S. Treasury with listings of advance collateral amounting to $23.8 billion and $16.3 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2008 and at the date of this Form 10-Q report, no FHLBank has drawn on this available source of liquidity.
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
Highlights — Debt issuance and funding management
The primary source of funds for the FHLBNY continued to be through issuance of consolidated obligation bonds and discount notes. Reported amounts of consolidated obligations outstanding, comprising of bonds and discount notes, at March 31, 2009 and December 31, 2008 were $118.3 billion and $128.6 billion, and funded 92.2% and 93.5% of Total assets at those dates. These financing ratios have remained substantially unchanged over the years at around 90%, indicative of the stable funding strategy pursued by the FHLBNY to rely on FHLBank debt for financing its activities.

Investor demand for FHLBank debt — The cost of term debt issuance has continued to be under pressure in the current year first quarter. Key investors from Asia have continued to reduce acquisitions of FHLBank debt or have been absent in recent debt issuances. Following the conservatorship of Fannie Mae and Freddie Mac, market pricing of FHLBank issued debt indicates that market participants believe that obligations of the two GSEs offer lower credit risk than FHLBank debt obligations, which are generally grouped into the same GSE asset class as Fannie Mae and Freddie Mac. As a result, investors are more likely to require a premium to acquire FHLBank debt relative to debt issued by Fannie Mae and Freddie Mac. GSE debt pricing itself has been under competitive pressure with the FDIC announcing guarantees to debt offered by commercial banks and other financial institutions. Issuance of Treasury bills has increased, offering an alternative source of investments, adding to the yield pressure on FHLBank debt.
Money market funds and other domestic fund managers have stepped up to become key investors of FHLBank short-term debt. While this has positive implications for demand for FHLBank debt, it has put further pressure on demand for even shorter bond maturities. Money funds appear to be maintaining average investment maturities of 50 days with a ceiling of 90 days as mandated under certain regulatory provisions.
All of these factors and the general dislocation in the capital markets are counteracting efforts by the FHLBanks to issue debt with maturities longer than one year. Unfavorable spreads between 3-month LIBOR and yields on FHLBank long-term debt have persisted, making it expensive for the FHLBNY to issue term debt and offer advances to members even if there were sufficient investor demand.
Unless investors recommit to the term funding market in sufficient volume, the FHLBanks will continue to meet funding needs in the very short end of the funding market. Investor demand has been for ultra-short-term bullet and callable bonds, short-term floating-rate bonds, discount notes.
Funding tactical changes — To accommodate members’ funding needs at reasonable spreads, the FHLBNY heightened its responsiveness to investor maturity preferences, and tactical adjustments to the FHLBNY funding strategies have factored in strong investor demand for shorter-term FHLBank bonds and discount notes. As market conditions changed, the Bank has also reacted promptly. The principal tactical funding strategy changes employed in executing issuances of debt were:
•	In response to market demand for shorter-term debt, the Bank increased its issuance of discount notes which have maturities from overnight to 365 days. At March 31, 2009, discount notes outstanding were $48.7 billion, and funded 38.0% of the total assets at that date, compared to $46.3 billion at December 31, 2008, which funded 33.7% of Total assets. Discount notes outstanding in the current year first quarter averaged $46.1 billion, compared to an average of $29.0 billion in the prior year first quarter and an average of $28.3 billion in the 12 months ended December 31, 2008. In the current year first quarter, the FHLBNY issued $190.1 billion of discount notes up from $179.2 billion in the prior year first quarter.
•	Floating-rate bonds outstanding at March 31, 2009 declined from the balances at December 31, 2008. Maturing bonds were not replaced because of unfavorable spreads compared to other GSE issued LIBOR indexed floaters. In 2008, the FHLBNY had issued short-term floating-rate bonds, indexed to rates other than 3-month LIBOR and swapping the coupons back to 3-month LIBOR. A significant percentage will mature in 2009.
•	Reacting to investor preference for shorter and medium-term debt, the FHLBNY increased the issuance of medium-term non-callable bonds. Investors have been receptive to FHLBanks’ non-callable bonds compared to alternative debt available in the capital markets and execution pricing has been relatively more favorable for the FHLBank bonds. FHLBank callable-bonds, which have been traditionally considered by investors to be competitively priced, were under price pressure in 2008 and in the current year first quarter, and the Bank’s use of funding with callable debt has declined because of the erosion of their price advantage. Maturing callable bonds were replaced with non-callable shorter-term bonds and floating-rate bonds. As a result, Bonds that were callable declined to $2.5 billion at March 31, 2009, down from $4.8 billion at December 31, 2008.

Debt extinguishment — No debt was retired or transferred to another FHLBank in the current year or prior year first quarters.
Consolidated obligation bonds
The following summarizes types of bonds issued and outstanding (dollars in thousands):

	March 31, 2009		December 31, 2008
		Percentage of		Percentage of
	Amount	total	Amount	total

Fixed-rate, non-callable	$35,423,875	51.73%	$36,367,875	44.92%
Fixed-rate, callable	2,538,300	3.71	4,828,300	5.96
Step Up, callable	73,000	0.11	73,000	0.09
Step Down, callable	—	—	15,000	0.02
Single-index floating rate	30,445,000	44.45	39,670,000	49.01

Total par value	68,480,175	100.00%	80,954,175	100.00%

Bond premiums	55,406		63,737
Bond discounts	(37,981)		(39,529)
SFAS 133 fair value basis adjustments	1,077,217		1,254,523
Fair value basis adjustments on terminated hedges	6,882		7,857
SFAS 159 valuation adjustments and accrued interest	377		15,942

Total bonds	$69,582,076		$82,256,705

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
In the current year first quarter, the FHLBNY issued fixed-rate and floating-rate bonds, and discount notes in a mix of issuances to achieve its asset/liability management goals and be responsive to the changing market dynamics. The funding fix has resulted in a greater diversity of debt structures and funding alternatives, indicative of the flexibility of the Bank’s funding tactics in a volatile environment. The issuance of bonds has been the primary financing vehicle for the Bank, although the use of term and overnight discount notes remain a vital source of funding requirements because of the ease of issuance of discount notes as a flexible funding tool for day-to-day operations.

In prior years, the use of term discount notes generally declined because of the relative pricing advantage of issuing floating-rate, LIBOR-indexed debt or by issuing short-term callable debt and swapping out the fixed-rate cash flows for LIBOR-indexed cash flows by the simultaneous execution of callable interest rate swaps. Hedge ratio, or the percentage of debt hedged versus debt not hedged, and the mix between the use of non-callable and callable interest rate swaps to hedge bonds reflects the Bank’s balance sheet management preferences and the attractiveness of the pricing of callable swaps. The ratio of discount notes to bonds is another balance sheet management tool and that too is predicated on factors such as asset-liability cash-gap management and the attractiveness of the pricing of discount notes. In the current year first quarter the Bank increased its holdings of term discount notes mainly because of favorable investor demand and pricing relative to term funding. Still, consolidated obligation bonds remained the primary financing basis for the FHLBNY.
Fixed-rate non-callable bonds — With the decline in balance sheet assets at March 31, 2009, relative to December 31, 2008, the Bank reduced its outstanding debt. Fixed-rate non-callable bonds, also referred to as “bullet bonds”, declined but at a smaller percentage basis compared to other types of fixed-rate bonds. Issuances of non-callable debt are predicated partly on pricing of such debt and investor demand, and partly on the need to achieve asset/liability management goals. The Bank has made a strong effort to issue fixed-rate longer-term debt and lock-in the relative low rates in the current interest-rate environment. This has been a challenge as investor appetite for term debt has continued to be lukewarm, and pricing of short-term single maturity bullet bonds has generally been unattractive given investor preference for discount notes.
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
The use of callable debt has declined over the years as investor demand for term debt has been very soft and the pricing advantage offered to investors for selling the call option tends to narrow as the term of the bond shortens. Spreads to both U.S. Treasury securities and LIBOR have widened and the unfavorable trend continued through the current year first quarter. The Bank’s acquisition of fixed-rate mortgage-backed securities has been very selective and acquisitions limited, another factor that limited the issuance of callable bonds. Still another factor was the declining interest rates have fueled callable bond redemptions in association with the calls on the associated interest rate swaps. As a result, outstanding amounts of fixed-rate callable debt were allowed to decline as maturing or called bonds were not replaced by callable bonds.
Floating-rate bonds — Generally, maturing floating-rate bonds were not replaced in the current year first quarter and outstanding debt declined at March 31, 2009 relative to December 31, 2008. Floating-rate bonds were extensively used in 2008. The Bank had also issued floating-rate debt, indexed to 1-month LIBOR, Prime, and Fed effective rates was an innovative shift in funding tactics to take advantage of the historical wide spread between 3-month LIBOR and other indices. By executing interest rate swaps concurrently with the issuances of the floating-rate bonds and swapping the non-3 month LIBOR indices for 3-month LIBOR, the Bank effectively created variable funding that was indexed to 3-month LIBOR. Unfavorable pricing was one factor. The complexity of hedging to 3 month LIBOR was another factor.

Impact of hedging fixed-rate consolidated obligation bonds
The Bank hedges certain fixed-rate debt under the provisions of SFAS 133 by the use of both callable and non-callable interest rate swaps in a fair value hedge. The Bank may also hedge the anticipatory issuance of bonds under the provisions of “cash flow” hedging rules of SFAS 133 (None outstanding at December 31, 2008 or March 31, 2009).
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

Fair value basis and valuation adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the Statements of Condition were associated with hedging activities under the provisions of SFAS 133, and were a unrealized loss of $1.1 billion compared to $1.3 billion at December 31, 2008.
The reported carrying value of consolidated obligation bonds is adjusted for changes in their fair value basis attributable to the risk being hedged in accordance with the provisions of SFAS 133 when hedge accounting rules are applied. Reported carrying values of bonds designated under SFAS 159, the Fair Value Option, were also adjusted for valuation adjustments to recognize changes in the full fair value of the bonds elected under the Fair Value Option and measured under SFAS 157. Amount reported for consolidated obligations in the balance sheet for valuation adjustments under SFAS 159 included $0.4 million of accrued interest at March 31, 2009.
Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.
Hedge volume — As of March 31, 2009 and December 31, 2008, the Bank had hedged $20.0 billion of fixed-rate, non-callable bonds to hedge fair value risk from changes in the benchmark rate. Generally, all callable bonds were hedged by cancellable swaps at March 31, 2009 and December 31, 2008. These hedges were in SFAS 133 qualifying hedge relationships, which effectively converted the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR. The Bank’s callable bonds contain a call option purchased by the Bank from the investor. Under the terms of the call option, the Bank has the right to terminate the bond at agreed upon dates.
At March 31, 2009, outstanding par value of consolidated obligation bonds elected under the Fair Value Option declined to $25.0 million as maturing and called debt so designated at December 31, 2008 were not replaced by debt under the FVO designation. The remaining debt at March 31, 2009 was economically hedged by interest-rate swaps with matching terms.
As of March 31, 2009 and December 31, 2008, the FHLBNY had economic hedges of $3.4 billion and $4.5 billion of non-callable fixed-rate bonds that had previously been accounted under the SFAS 133 hedge accounting provisions. Changes due to amortization of basis adjustments of bonds de-designated from the previous hedging relationships were not material.
As of March 31, 2009 and December 31, 2008, the FHLBNY also had economic hedges of $19.2 billion and $25.0 billion of floating-rate bonds that were indexed to interest rates other than 3-month LIBOR by entering into swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR. Hedges designated at inception as economic do not generate basis adjustments on the hedged instruments.

Impact of changes in interest rate — The carrying amounts of consolidated obligations bonds included fair value basis losses of $1.1 billion at March 31, 2009, compared to fair value basis losses of $1.3 billion at December 31, 2008. Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the value and implied volatility of call options of callable bonds.
Fair value basis losses at March 31, 2009 and December 31, 2008 were consistent with the forward yield curves at those dates that were projecting forward rates below the fixed-rate coupons of bonds hedged under the provisions of SFAS 133 and bonds designated under the FVO. Most of the hedged bonds had been issued in prior periods at the then prevailing higher interest-rate environment. Since such bonds are typically fixed-rate, in a declining interest rate environment, fixed-rate bonds exhibit unrealized fair value basis losses recorded under SFAS 133. Unrealized losses from fair value basis adjustments on hedged bonds were almost entirely offset by net fair value unrealized gains from derivatives associated with the hedged bonds, thereby achieving the Bank’s hedging objectives of mitigating fair value basis risk.
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
The following summarizes discount notes issued and outstanding (dollars in thousands):

	March 31, 2009	December 31, 2008

Par value	$48,779,633	$46,431,347

Amortized cost	$48,721,469	$46,329,545
Fair value basis adjustments	157	361

Total	$48,721,626	$46,329,906

Weighted average interest rate	0.58%	1.00%

In the current year first quarter, the Bank increased its holdings of term discount notes mainly because of favorable investor demand and pricing relative to term funding.
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

Discount notes are mostly utilized in funding short-term advances, some long-term advances as well as held-to-maturity and money market investments. The efficiency of issuing discount notes continues to be another factor in its use as a popular funding vehicle as discount notes can be issued any time and in a variety of amounts and maturities in contrast to other short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms. The importance of the instrument in day-to-day funding operations is illustrated by the very significant volume of the cash flows generated by discount note issuance. For the current year first quarter, the Bank issued $190.1 billion in discount notes. In the same period, cash flows from the issuance of consolidated obligation bonds were $5.8 billion. Contrasting transaction volumes between bonds and discount notes provides an indication that discount notes continued to be an important source of short-term funding.
As of March 31, 2009 there was no discount note hedges under the provisions of SFAS 133; at December 31, 2008, the Bank had hedged $779.0 million of discount notes to hedge fair value risk from changes in the benchmark rate in SFAS 133 qualifying hedge relationships. Fair value basis adjustments at March 31, 2009 were the result of hedges that were de-designated as economic hedges. The Bank generally hedges discount notes in economic hedges to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to 3-month LIBOR. At March 31, 2009 and December 31, 2008, the Bank had hedged $13.1 billion and $7.5 billion of discount notes to mitigate fair value risk and these were considered as economic hedges. Hedges designated at inception as economic do not generate basis adjustments.
Deposit Liabilities
Deposit liabilities comprised of member deposits and, from time-to-time, may also include unsecured overnight borrowings from other FHLBanks.
Member deposits — The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Total deposits at March 31, 2009 were $2.4 billion including demand and term, up from $1.5 billion at December 31, 2008. Fluctuations in member deposits have little impact on the Bank and are not a significant source of liquidity for the Bank.
Borrowings from other FHLBanks — The Bank borrows from other FHLBanks, generally for a period of one day. There were no borrowings outstanding at March 31, 2009 or December 31, 2008.

Stockholders’ Capital, Capital Ratios, and Mandatorily Redeemable Capital Stock
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
Stockholders’ Capital — Stockholders’ Capital comprised of capital stock, retained earnings and Accumulated other comprehensive income (loss), and decreased by $44.3 million to $5.8 billion at March 31, 2009 from December 31, 2008.
Capital stock — Capital stock, par value $100, was $5.4 billion at March 31, 2009, down from $5.6 billion at December 31, 2008. The 3.1 % decrease in capital stock was consistent with decreases in advances borrowed by members which decreased by $4.0 billion, or 3.9%, to $99.4 billion par amounts at March 31, 2009, from $103.4 billon at December 31, 2008. Since members are required to purchase stock as a percentage of advances borrowed from the FHLBNY, growth in advances will typically result in growth in capital stock. Also, under our present practice, stock in excess of the amount necessary to support advance activity is redeemed daily by the FHLBNY. Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings under the provisions requiring members to purchase stock to support borrowings and its practice of redeeming excess capital stock.
Retained earnings — Unrestricted retained earnings was $488.9 million at March 31, 2009 compared to $382.9 million at December 31, 2008. Net income for the current year first quarter was $148.1 million and dividend payments of $42.1 million were paid to members. Net income in the prior year first quarter was $100.2 million, and dividend payments were $89.3 million. For more information about the Bank’s retained earning’s policy, refer to the section Retained Earnings and Dividend Policy in this Form 10-Q.
Accumulated other comprehensive income — Accumulated other comprehensive income (loss) was a net loss of $78.8 million at March 31, 2009 compared to a loss of $101.2 million at December 31, 2008. These amounts comprised of: (1) Net unrealized losses of $34.0 million ($64.4 million at December 31, 2008) representing net unrealized fair values losses on available-for-sale securities. (2) Net unrealized losses of $28.3 million ($30.2 million at December 31, 2008) from cash flow hedging activities, principally from hedges of anticipated issuances of debt. These unrealized losses will be recorded as an expense over the terms of the hedged bonds as a yield adjustment to the fixed coupons of the bonds. (3) Liabilities of $6.6 million at March 31, 2009 and December 31, 2008 representing actuarially determined minimum additional liabilities due on the Bank’s supplemental pension plans, (4) Non-credit component of OTTI loss of $9.9 million at March 31, 2009 ($0 at December 31, 2008) on held-to-maturity securities.
Mandatorily redeemable capital stock — The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income. Redeemable capital stock is generally accounted for under the provisions of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). Mandatorily redeemable capital stock at March 31, 2009 and December 31, 2008 represented stock held primarily by former members who were no longer members by virtue of being acquired by members of other FHLBanks. Under existing practice, such stock will be repaid when the stock is no longer required to support outstanding transactions with the FHLBNY.

The FHLBNY reclassifies the stock subject to redemption from equity to liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership.
Voluntary withdrawal from membership — No member had notified the FHLBNY at March 31, 2009 or at December 31, 2008 of their intention to voluntarily withdraw from membership. No member’s or non-member’s redemption request remained pending at March 31, 2009 or December 31, 2008.
Members acquired by non-members — The Bank reclassifies stock of members to a liability on the day the member’s charter is dissolved.
The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended March 31,
	2009	2008

Beginning balance	$143,121	$238,596
Capital stock subject to mandatory redemption reclassified from equity	—	58,344
Redemption of mandatorily redeemable capital stock [1]	(3,160)	(115,116)

Ending balance	$139,961	$181,824

Accrued interest payable	$1,058	$4,064

[1]	Redemption includes repayment of excess stock. (The annualized rate accrual is at 3.00% for March 31, 2009 and 8.40% for March 31, 2008)
In the current year first quarter no amount of mandatorily redeemable stock were classified as a liability as no member was acquired by a non-member. In the prior year first quarter three members were acquired by non-members and $58.3 million of capital was reclassified from a capital to liability.
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
Finance Agency regulations prohibits the speculative use of derivatives. The FHLBNY does not take speculative positions with derivatives or any other financial instruments, or trade derivatives for short-term profits. The FHLBNY does not have any special purpose entities or any other types of off-balance sheet conduits. The FHLBNY established several small grantor trusts related to employee benefits programs.
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
All derivatives are recorded on the Statements of Condition at their estimated fair value and designated as either fair value or cash flow hedges for SFAS 133-qualifying hedges, or as non-SFAS 133-qualifying hedges (economic hedges or customer intermediations). In an economic hedge, the Bank retains or executes derivative contracts, which are economically effective in reducing risk, either because: a SFAS 133 qualifying hedge was not available, the hedge was not able to demonstrate that it would be highly effective on an ongoing basis as a qualifying hedge, or the cost of a qualifying hedge was not economical. Interest income and interest expense from interest rate swaps used for hedging are reported together with interest on the instrument being hedged. Any changes in the fair value of a derivative are recorded in current period earnings or in Accumulated other comprehensive income (loss), depending on the hedge designation.
The FHLBNY uses derivatives in three ways: (1) as fair value or cash flow hedges of an underlying financial instrument or as a cash flow hedge of a forecasted transaction; (2) as intermediation hedges to offset derivative positions (e.g., caps) sold to members; and (3) as economic hedges, defined as a non-qualifying hedge of an asset or liability and used as an asset/liability management tool. The FHLBNY uses derivatives to adjust the interest rate sensitivity of consolidated obligations and advances to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities. In addition, the FHLBNY uses derivatives to: offset embedded options in assets and liabilities; to hedge the market value of existing assets, liabilities, and anticipated transactions; or to reduce funding costs.
For additional information see Note 15 — Derivatives and Hedging activities.

The following table summarizes the principal derivatives hedging strategies as of March 31, 2009:

			Notional
			Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate	Economic Hedge of fair value risk	$392
	advance to a LIBOR floating rate
Pay fixed, receive floating interest rate swap cancelable	To convert fixed rate on a fixed rate advance	Fair Value Hedge	$41,740
by counterparty	to a LIBOR floating rate putable advance
Pay fixed, receive floating interest rate swap no longer	To convert fixed rate on a fixed rate advance	Fair Value Hedge	$1,429
cancelable by counterparty	to a LIBOR floating rate no-longer putable
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance	Fair Value Hedge	$22,712
non-cancelable	to a LIBOR floating rate non-putable
Purchased interest rate cap	To offset the cap embedded in the	Economic Hedge of fair value risk	$465
	variable rate advance
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated	Economic Hedge of fair value risk	$3,400
	obligation bond debt to a LIBOR floating rate
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation	Fair Value Hedge	$1,507
cancelable by counterparty	bond debt to a LIBOR floating rate callable bond
Receive fixed, pay floating interest rate swap no	To convert fixed rate consolidated obligation	Fair Value Hedge	$278
longer cancelable	bond debt to a LIBOR floating rate no-longer callable
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation	Fair Value Hedge	$20,030
non-cancelable	bond debt to a LIBOR floating rate non-callable
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated	Economic Hedge of fair value risk	$13,063
(non-callable)	obligation discount note debt to a LIBOR floating rate.
Basis swap	To convert non-LIBOR index to LIBOR	Economic Hedge of cash flows	$8,635
	to reduce interest rate sensitivity and
	repricing gaps.
Basis swap	To convert 1M LIBOR index to 3M LIBOR	Economic Hedge of cash flows	$10,590
	to reduce interest rate sensitivity and
	repricing gaps.
Receive fixed, pay floating interest rate swap with	Fixed rate callable bond converted	SFAS 159	$25
an option to call at the swap counterparty’s option	to a LIBOR floating rate; matched to
	callable bond accounted for under
	the fair value option of SFAS 159.
Pay fixed, receive floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$1,050
Receive fixed, pay floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$1,050

Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892
Intermediary positions	To offset interest rate swaps and caps	Economic Hedge of fair value risk	$280
Interest rate swaps	executed with members by executing
Interest rate caps	offsetting derivatives with counterparties.

The following table summarizes the principal derivatives hedging strategies as of December 31, 2008:

			Notional
			Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate	Economic Hedge of fair value risk	$618
	advance to a LIBOR floating rate	Fair Value Hedge	$61,673
Purchased interest rate cap	To offset the cap embedded in the	Economic Hedge of fair value risk	$465
	variable rate advance
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated	Economic Hedge of fair value risk	$4,500
(non-callable)	obligation bond debt to a LIBOR floating rate	Fair Value Hedge	$19,982
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated	Economic Hedge of fair value risk	$15
with an option to call held by the counterparty	obligation bond debt to a LIBOR floating rate;	Fair Value Hedge	$2,148
	swap is callable on the same day as
	the consolidated obligation bond debt.
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated	Economic Hedge of fair value risk	$7,509
(non-callable)	obligation discount note debt to a LIBOR floating rate.	Fair Value Hedge	$779
Basis swap	To convert non-LIBOR index to LIBOR	Economic Hedge of cash flows	$14,360
	to reduce interest rate sensitivity and
	repricing gaps.
Basis swap	To convert 1M LIBOR index to 3M LIBOR	Economic Hedge of cash flows	$10,590
	to reduce interest rate sensitivity and
	repricing gaps.
Receive fixed, pay floating interest rate swap	Fixed rate callable bond converted	SFAS 159	$983
with an option to call at the swap counterparty’s	to a LIBOR floating rate; matched to
option	callable bond accounted for under
	the fair value option of SFAS 159.
Pay fixed, receive floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$1,050
Receive fixed, pay floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$1,050
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892
Intermediary positions	To offset interest rate swaps and caps	Economic Hedge of fair value risk	$300
Interest rate swaps	executed with members by executing
Interest rate caps	offsetting derivatives with counterparties.

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
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the statements of condition (in thousands):

	March 31, 2009		December 31, 2008
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value — SFAS 133	$87,696,111	$(4,012,802)	$84,582,796	$(4,531,004)
Economic	38,179,569	(36,802)	39,691,142	(76,412)
Fair value matched to hedge liabilities designated under SFAS 159	25,000	15	983,000	7,699
Interest rate caps/floors
Economic-fair value changes	2,357,000	9,820	2,357,000	8,174
Mortgage delivery commitments (MPF)
Economic-fair value changes	3,739	2	10,395	(108)
Other
Intermediation	280,000	331	300,000	484

Total	$128,541,419	$(4,039,436)	$127,924,333	$(4,591,167)

Total derivatives, excluding accrued interest		$(4,039,436)		$(4,591,167)
Cash collateral pledged to counteparties		3,071,120		3,836,370
Cash collateral received from counterparties		(88,321)		(61,209)
Accrued interest		36,329		(25,418)

Net derivative balance		$(1,020,308)		$(841,424)

Net derivative asset balance		$11,463		$20,236
Net derivative liability balance		(1,031,771)		(861,660)

Net derivative balance		$(1,020,308)		$(841,424)

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
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of condition (in thousands):

	March 31, 2009		December 31, 2008
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Fair value hedges under SFAS 133
Advances-fair value hedges	$65,880,831	$(5,076,005)	$61,673,607	$(5,758,653)
Consolidated obligations-fair value hedges	21,815,280	1,063,203	22,909,189	1,227,649
Economic hedges
Advances-economic hedges	857,200	(16,371)	1,082,700	(24,520)
Consolidated obligations-economic hedges	35,687,369	(14,754)	36,973,442	(45,884)
MPF loan-commitments	3,739	2	10,395	(108)
Balance sheet (Caps)-economic hedges	1,892,000	9,814	1,892,000	8,164
Intermediary positions-economic hedges	280,000	331	300,000	484
Macro hedges	2,100,000	(5,671)	2,100,000	(5,998)
FVO-Designated derivatives (Economic hedges)
Interest rate swaps-Consolidated Obligation-Bonds	25,000	15	983,000	7,699

Total notional and fair value	$128,541,419	$(4,039,436)	$127,924,333	$(4,591,167)

Total derivatives, excluding accrued interest		$(4,039,436)		$(4,591,167)
Cash collateral pledged to counterparties		3,071,120		3,836,370
Cash collateral received from counterparties		(88,321)		(61,209)
Accrued interest		36,329		(25,418)

Net derivative balance		$(1,020,308)		$(841,424)

Net derivative asset balance		$11,463		$20,236
Net derivative liability balance		(1,031,771)		(861,660)

Net derivative balance		$(1,020,308)		$(841,424)

Asset Quality and Concentration- Advances, Investment securities, Mortgage loans, and Counterparty risks
The FHLBNY incurs credit risk — the risk of loss due to default — in its lending, investing, and hedging activities. It has instituted processes to help manage and mitigate this risk. Despite such processes, some amount of credit risk will always exist. External events, such as severe economic downturns, declining real estate values (both residential and non-residential), changes in monetary policy, adverse events in the capital markets, and other developments, could lead to member or counterparty default or impact the creditworthiness of investments. Such events would have a negative impact upon the FHLBNY’s income and financial performance.
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
The following table sets forth five year history of the FHLBNY’s advances and mortgage loan portfolios as of March 31, 2009 and December 31 for the years ended 2004 through 2008, (in thousands):

	March 31,	December 31,
	2009	2008	2007	2006	2005	2004

Advances	$104,463,598	$109,152,876	$82,089,667	$59,012,394	$61,901,534	$68,507,487

Mortgage loans before allowance for credit losses	$1,432,747	$1,459,291	$1,492,261	$1,484,012	$1,467,525	$1,178,590

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
Credit Risk and Concentration Risk — Advances
While the FHLBNY has never experienced a credit loss on an advance, the expanded eligible collateral for Community Financial Institutions and non-member housing associates permitted, but not required, by the Finance Agency provides the potential for additional credit risk for the FHLBNY. It is the FHLBNY’s current policy to not accept “expanded” eligible collateral from Community Financial Institutions. The management of the FHLBNY has the policies and procedures in place to appropriately manage credit risk associated with the advance business. In extending credit to a member, the FHLBNY adheres to specific credit policy limits approved by its Board of Directors. The FHLBNY has not established limits for the concentrations of specific types of advances, but management reports the activity in advances to the Board each month. Each quarter, management reports the concentrations of convertible advances made to individual members. There were no past due advances and all advances were current at March 31, 2009 and December 31, 2008. Management does not anticipate any credit losses, and accordingly, the FHLBNY has not provided an allowance for credit losses on advances. The FHLBNY’s potential credit risk from advances is concentrated in commercial banks, savings institutions and insurance companies. At March 31, 2009 and December 31, 2008, the Bank had advances of $52.8 billion and $52.2 billion outstanding to five member institutions, representing 53.1% and 50.4% of total advances outstanding, and sufficient collateral was held to cover the advances to these institutions.

Top Five Advance Holders
The following table summarizes the top five advance holders (dollars in thousands):
Top five advance holders at March 31, 2009

	March 31, 2009
				Percentage of
			Par	Total Par Value	Interest
	City	State	Advances	of Advances	Income

Hudson City Savings Bank [1]	Paramus	NJ	$17,575,000	17.7%	$176,070
Metropolitan Life Insurance Company	New York	NY	15,105,000	15.2	103,306
New York Community Bank [1]	Westbury	NY	8,143,214	8.2	77,380
Manufacturers and Traders Trust Company	Buffalo	NY	7,479,282	7.5	36,499
Prudential Insurance Co. of America	Newark	NJ	4,500,000	4.5	24,618

Total			$52,802,496	53.1%	$417,873

[1]	Officer of member bank also serves on the Board of Directors of the FHLBNY.
Top five advance holders at March 31, 2008

	March 31, 2008
				Percentage of
			Par	Total Par Value	Interest
	City	State	Advances	of Advances	Income

Hudson City Savings Bank	Paramus	NJ	$15,275,000	18.4%	$159,048
New York Community Bank	Westbury	NY	8,088,623	9.8	91,160
Manufacturers and Traders Trust Company	Buffalo	NY	6,430,522	7.8	68,568
Metropolitan Life Insurance Company	New York	NY	5,405,000	6.5	54,569
HSBC Bank USA, National Association	New York	NY	4,008,445	4.8	52,707

Total			$39,207,590	47.3%	$426,052

Top five advance holders at December 31, 2008

	December 31, 2008
				Percentage of
			Par	Total Par Value	Interest
	City	State	Advances	of Advances	Income

Hudson City Savings Bank	Paramus	NJ	$17,525,000	17.0%	$671,146
Metropolitan Life Insurance Company	New York	NY	15,105,000	14.6	260,420
Manufacturers and Traders Trust Company	Buffalo	NY	7,999,689	7.7	257,649
New York Community Bank	Westbury	NY	7,796,517	7.5	337,019
Astoria Federal Savings and Loan Assn.	Long Island City	NY	3,738,000	3.6	151,066

Total			$52,164,206	50.4%	$1,677,300

Advances outstanding to former members are summarized as below (in thousands):

	Ultimate	Member of	Advances
Former Member	Acquiree Bank	FHLB	as of March 31, 2009
Citizens Bank, National Association	RBS Citizens, National Association	Boston	$1,500,000
Independence Community Bank	Sovereign Bank	Pittsburgh	510,000
The Yardville National Bank	PNC Bank, N.A.	Pittsburgh	223,000
Summit Bank	Bank of America, N.A.	Atlanta	210,573
Susquehanna Patriot Bank	Susquehanna Bank	Pittsburgh	100,000
Others	Various	Various	88,877

Total			$2,632,450

	Ultimate	Member of	Advances
Former Member	Acquiree Bank	FHLB	as of December 31, 2008
Citizens Bank, National Association	RBS Citizens, National Association	Boston	$1,500,000
Independence Community Bank	Sovereign Bank	Pittsburgh	575,000
The Yardville National Bank	PNC Bank, N.A.	Pittsburgh	223,000
Summit Bank	Bank of America, N.A.	Atlanta	215,516
Susquehanna Patriot Bank	Susquehanna Bank	Pittsburgh	100,000
Others	Various	Various	89,154

Total			$2,702,670

Investment quality
At March 31, 2009, long-term investments were principally comprised of (1) Mortgage-backed securities classified as held-to-maturity at amortized cost basis of $9.1 billion, of which 83.1% comprised of securities issued by government sponsored enterprises and U.S. government agency, (2) Available-for-sale securities at fair value basis of $2.6 billion of GSE issued mortgage-backed securities. In addition, the FHLBNY had investments at amortized cost basis of $802.6 million in primary public and private placements of taxable obligations of state and local housing finance authorities classified as held-to-maturity.
The FHLBNY’s short-term investments consisted of interest-bearing balances at the Federal Reserve Bank, certificates of deposits, and Federal funds sold at March 31, 2009. The Bank invests in certificates of deposit with maturities not exceeding one year issued by major financial institutions, recorded at amortized cost and classified as held-to-maturity.
The FHLBNY’s investments are summarized below (dollars in thousands):

	March 31,	December 31,	Dollar	Percentage
	2009	2008	Variance	Variance

State and local housing agency obligations [1]	$802,637	$804,100	$(1,463)	(0.18)%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,632,144	2,851,682	(219,538)	(7.70)
Held-to-maturity securities, at amortized cost	9,132,442	9,326,443	(194,001)	(2.08)

Total long-term securities	12,567,223	12,982,225	(415,002)	(3.20)

Grantor trusts [2]	9,852	10,187	(335)	(3.29)
Certificates of deposit [1]	300,000	1,203,000	(903,000)	(75.06)
Federal funds sold	500,000	—	500,000	NA

Total investments	$13,377,075	$14,195,412	$(818,337)	(5.76)%

[1]	Classified as held-to-maturity securities, at amortized cost.

[2]	Classified as available-for-sale securities, at fair value represent investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts.

Note:	Excludes $8.6 billion in interest-earning balance at Federal Reserve Bank of New York at March 31, 2009 ($12.2 billion at December 31, 2008).
Investment rating
External ratings and the changes in a security’s external rating are factors in the FHLBNY’s assessment of impairment; a rating or a rating change alone is not necessarily indicative of impairment or absence of impairment.
Mortgage-backed securities — Mortgage-backed securities were classified as either available-for-sale or Held-to-maturity.
Available-for-sale — At March 31, 2009 and December 31, 2008, all MBS classified as available-for-sale were rated triple-A by a Nationally Recognized Statistical Rating Organization (“NRSRO”). All available-for-sale securities were securities issued by Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp (“Freddie Mac”).

Held-to-maturity — At March 31, 2009, Fannie Mae and Freddie Mac and government agency issued securities made up 83.1% of MBS classified as held-to-maturity compared to 81.3% at December 31, 2008. Triple-A rated MBS classified as HTM aggregated $8.5 billion, or 92.8% of MBS at March 31, 2009, compared to $8.7 billion or 93.4% at December 31, 2008. Double-A rated securities totaled $299.8 million, or 3.3% compared to $229.7 million, or 2.5% at December 31, 2008. Less than 0.3% of securities were rated below investment grade (two securities deemed as OTTI; single-B and double-B) at March 31, 2009.
•	State and local housing finance agency bonds — At March 31, 2009 the percentage of state and housing finance agency bonds that were rated triple-A was 9.3%. Double-A rated securities were $671.8 million, or 83.7%. The remaining securities were rated triple-B. At December 31, 2008 the percentage of state and housing finance agency bonds that were rated triple-A was 9.3%. Double-A rated securities were $673.0 million, or 83.7%. The remaining securities were rated triple-B.

•	Short-term instruments — Substantially all short-term investments in certificates of deposits were to financial institutions that were rated single — A, or better at March 31, 2009 and December 31, 2008.

The following tables contain information about credit ratings of the Bank’s investments in held-to-maturity and available-for-sale securities at March 31, 2009 and December 31, 2008 (in thousands):
External ratings — Held-to-maturity securities — March 31, 2009:

		NRSRO Ratings- March 31, 2009
	Amortized					Below
	Cost					Investment
Issued, guaranteed or insured by:	Basis	AAA	AA	A	BBB	Grade
Pools of Mortgages
Fannie Mae	$1,344,738	$1,344,738	$—	$—	$—	$—
Freddie Mac	405,368	405,368	—	—	—	—

Total pools of mortgages	1,750,106	1,750,106	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,222,312	2,222,312	—	—	—	—
Freddie Mac	3,560,423	3,560,423	—	—	—	—
Ginnie Mae	6,063	6,063	—	—	—	—

Total CMOs/REMICs	5,788,798	5,788,798	—	—	—	—

Ginnie Mae-CMBS	50,000	50,000	—	—	—	—

Non-GSE MBS
CMOs/REMICs	576,729	483,727	—	57,511	35,491	—
Commercial mortgage-backed securities	143,631	143,631	—	—	—	—

Total non-federal-agency MBS	720,360	627,358	—	57,511	35,491	—

Asset-Backed Securities
Manufactured housing (insured)	223,445	—	223,445	—	—	—
Home equity loans (insured)	349,370	11,811	76,321	122,106	117,324	21,808
Home equity loans (uninsured)	250,363	250,363	—	—	—	—

Total asset-backed securities	823,178	262,174	299,766	122,106	117,324	21,808

Total mortgage-backed securities	$9,132,442	$8,478,436	$299,766	$179,617	$152,815	$21,808

Other
State and local housing finance agency obligations	$802,637	$74,637	$671,780	$—	$56,220	$—
Certificates of deposit	300,000	—	—	300,000	—	—

Total other	$1,102,637	$74,637	$671,780	$300,000	$56,220	$—

External ratings — Held-to-maturity securities — December 31, 2008:

	Amortized	NRSRO Ratings - December 31, 2008
Issued, guaranteed or insured by:	Cost Basis	AAA	AA	A	BBB
Pools of Mortgages
Fannie Mae	$1,400,058	$1,400,058	$—	$—	$—
Freddie Mac	422,088	422,088	—	—	—

Total pools of mortgages	1,822,146	1,822,146	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,032,050	2,032,050	—	—	—
Freddie Mac	3,722,840	3,722,840	—	—	—
Ginnie Mae	6,325	6,325	—	—	—

Total CMOs/REMICs	5,761,215	5,761,215	—	—	—

Non-GSE MBS
CMOs/REMICs	609,908	509,056	—	62,401	38,451
Commercial mortgage-backed securities	266,994	266,994	—	—	—

Total non-federal-agency MBS	876,902	776,050	—	62,401	38,451

Asset-Backed Securities
Manufactured housing (insured)	229,714	—	229,714	—	—
Home equity loans (insured)	376,587	86,662	—	130,277	159,648
Home equity loans (uninsured)	259,879	259,879	—	—	—

Total asset-backed securities	866,180	346,541	229,714	130,277	159,648

Total mortgage-backed securities	$9,326,443	$8,705,952	$229,714	$192,678	$198,099

Other
State and local housing finance agency obligations	$804,100	$74,881	$672,999	$—	$56,220
Certificates of deposit	1,203,000	—	628,000	575,000	—

Total other	$2,007,100	$74,881	$1,300,999	$575,000	$56,220

External ratings — Available-for-sale securities — March 31, 2009:

NRSRO Ratings - March 31, 2009
Issued, guaranteed or insured by:	Fair Value	AAA	AA	A
Pools of Mortgages
Fannie Mae	$—	$—	$—	$—
Freddie Mac	—	—	—	—

Total pools of mortgages	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,808,937	1,808,937	—	—
Freddie Mac	823,207	823,207	—	—
Ginnie Mae	—	—	—	—

Total CMOs/REMICs	2,632,144	2,632,144	—	—

Non-GSE MBS
CMOs/REMICs	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—

Total non-federal-agency MBS	—	—	—	—

Asset-Backed Securities
Manufactured housing (insured)	—	—	—	—
Home equity loans (insured)	—	—	—	—
Home equity loans (uninsured)	—	—	—	—

Total asset-backed securities	—	—	—	—

Total mortgage-backed securities	$2,632,144	$2,632,144	$—	$—

External ratings — Available-for-sale securities — December 31, 2008:

NRSRO Ratings - December 31, 2008
Issued, guaranteed or insured by:	Fair Value	AAA	AA	A
Pools of Mortgages
Fannie Mae	$—	$—	$—	$—
Freddie Mac	—	—	—	—

Total pools of mortgages	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,854,988	1,854,988	—	—
Freddie Mac	996,694	996,694	—	—
Ginnie Mae	—	—	—	—

Total CMOs/REMICs	2,851,682	2,851,682	—	—

Non-GSE MBS
CMOs/REMICs	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—

Total non-federal-agency MBS	—	—	—	—

Asset-Backed Securities
Manufactured housing (insured)	—	—	—	—
Home equity loans (insured)	—	—	—	—
Home equity loans (uninsured)	—	—	—	—

Total asset-backed securities	—	—	—	—

Total mortgage-backed securities	$2,851,682	$2,851,682	$—	$—

Fannie Mae and Freddie Mac Securities
The FHLBNY’s mortgage-backed securities were predominantly issued by Fannie Mae and Freddie Mac.
The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac are in conservatorship, with the Finance Agency named as conservator, who will manage Fannie Mae and Freddie Mac in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market.
Available-for-sale securities — All MBS outstanding at March 31, 2009 and December 31, 2008 and classified as AFS were issued by Fannie Mae and Freddie Mac.
Held-to-maturity securities — comprised of 83.1% and 81.3% of MBS also issued by Fannie Mae, Freddie Mac and a government agency at March 31, 2009 and December 31, 2008.

The following table summarizes the amortized cost basis of mortgage-backed securities classified as held-to-maturity securities by issuer (amortized cost basis; dollars in thousands):

	March 31,	Percentage	December 31,	Percentage
	2009	of total	2008	of total

U.S. government sponsored enterprise residential mortgage-backed securities	$7,532,841	82.48%	$7,577,036	81.24%
U.S. agency residential mortgage-backed securities	6,063	0.07	6,325	0.07
U.S. agency commercial mortgage-backed securities	50,000	0.55	—	—
Private-label issued securities backed by home equity loans	599,733	6.57	636,466	6.83
Private-label issued residential mortgage-backed securities	576,729	6.31	609,908	6.54
Private-label issued commercial mortgage-backed securities	143,631	1.57	266,994	2.86
Private-label issued securities backed by manufactured housing loans	223,445	2.45	229,714	2.46

Total Held-to-maturity securities — MBS	$9,132,442	100.00%	$9,326,443	100.00%

Non-agency Private label mortgage- and- asset-backed securities
At March 31, 2009, the Bank also held MBS that were privately issued. All private label MBS were classified as held-to-maturity. The following table summarizes private-label mortgage- and asset-backed securities by fixed- or variable-rate coupon types (dollars in thousands — Unpaid principal balances — UPB):

	March 31, 2009			December 31, 2008
		Variable			Variable
Private-label MBS	Fixed Rate	Rate	Total	Fixed Rate	Rate	Total
Private-label RMBS
Prime	$563,881	$4,773	$568,654	$596,430	$4,811	$601,241
Alt-A	8,494	4,033	12,527	9,129	4,177	13,306

Total PL RMBS	572,375	8,806	581,181	605,559	8,988	614,547

Private-label CMBS
Prime	143,497	—	143,497	266,860	—	266,860

Total PL CMBS	143,497	—	143,497	266,860	—	266,860

Home Equity Loans
Subprime	488,799	126,359	615,158	504,565	132,135	636,700

Total Home Equity Loans	488,799	126,359	615,158	504,565	132,135	636,700

Manufactured Housing Loans
Subprime	223,469	—	223,469	229,738	—	229,738

Total Manufactured Housing Loans	223,469	—	223,469	229,738	—	229,738

Total UPB of private-label MBS	$1,428,140	$135,165	$1,563,305	$1,606,722	$141,123	$1,747,845

Unpaid principal balance (UPB) is also known as the current amortized par amount of a mortgage-backed security.

Impairment Analysis
Determining whether a decline in fair value is other-than-temporary requires significant judgment. Securities with a fair value below amortized cost basis is considered impaired. The FHLBNY evaluates its individual Held-to-maturity investment in private label issued mortgage-and- asset backed securities for OTTI on a quarterly basis. As part of this process, the FHLBNY assesses it intention to sell the security and in addition makes an assessment whether it is more likely than not that the FHLBNY will be required to sell the investments before recovery of their amortized cost bases.
To determine which individual securities are at risk for other-than-temporary impairment, the FHLBNY considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the debt securities; the underlying type of collateral; the year of securitization or vintage, the duration and level of the unrealized loss; any credit enhancements or insurance for securities that were “wrapped” at inception; and certain other collateral-related characteristics such as FICO® credit scores, and delinquency rates. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment, and, if insured, the financial strength of the monoline insurers when the security relies on the insurer for support either currently or potentially in future periods. In determining monoline insurer support, the Bank considers the contractual terms of the insurance guarantee, and whether the credit protection under the terms of the agreement travels with the security.
See Significant Accounting Policies and Estimates in Note 1 for an understanding of the Bank’s investment and impairment policies and estimates.
Industry analysis of delinquency performance of mortgage-backed securities indicates that loans supporting securities issued in 2005, 2006 and 2007 are exhibiting significantly higher delinquency rates than those supporting securities issued in earlier years. The FHLBNY believes the year of issuance or origination (vintage) of the collateral supporting MBS is an important factor in projecting cash flow performance and assessing their credit performance. The Bank’s private label issued MBS (“PLMBS”) are relatively seasoned securities. At March 31, 2009 and December 31, 2008, the unpaid principal balances of securities issued in 2005 and 2006 aggregated $198.4 and $212.2 million, representing 12.8% and 12.1% of private label MBS. These securities were residential mortgage-backed securities collateralized by loans to prime borrowers and performing. All other PLMBS were issued prior in 2004 or earlier. All securities screened and deemed to be “at risk” of OTTI were issued prior to 2004.
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

Non-agency private-label mortgage — and asset-backed securities (“PLMBS”) — At March 31, 2009, the FHLBNY evaluated all 55 (55 at December 31, 2008) non-agency private label residential and asset-backed MBS in its investment portfolio by performing a security-level review. Commercial mortgage- backed securities were also reviewed at a security level. As a result of this security level review, the FHLBNY identified 19 securities at March 31, 2009 (21 at December 31, 2008) residential mortgage-backed securities with weaker performance measures considered to be “at risk” of other-than-temporary impairment. These securities were evaluated further by analyzing the expected cash flows to be collected based on the structure of the security under certain assumptions, such as estimated default rates, loss severity and prepayment speeds, and monoline support to determine whether the FHLBNY expects to receive the contractual cash flows when it is entitled. For more information, see Significant Accounting Policies and Estimates in Note 1.
The following summarizes key characteristics of the 19 securities considered to be at risk of OTTI at March 31, 2009. The amortized cost basis of these held-to-maturity securities are before impairment charge offs (dollars in thousands):

		AMBAC		MBIA		Uninsured
		Amortized	Fair	Amortized	Fair	Amortized	Fair	Gross
Ratings	Count	Cost Basis	Value	Cost Basis	Value	Cost Basis	Value	Losses

AAA	6	$—	$—	$—	$—	$117,561	$63,078	$(54,483)
AA	—	—	—	—	—	—	—	—
A	3	87,099	46,833	—	—	—	—	(40,266)
BBB	8	108,065	63,380	—	—	—	—	(44,685)
BB	1	—	—	13,752	8,273	—	—	(5,479)
B	1	—	—	23,259	13,535	—	—	(9,724)

Total	19	$195,164	$110,213	$37,011	$21,808	$117,561	$63,078	$(154,637)

Securities deemed as OTTI — Based on the management’s determination of expected cash flow shortfall of two securities insured by MBIA concurrently with the determination that MBIA’s claim paying ability would not be sufficient in future periods, management concluded that two securities had become other-than-temporarily impaired at March 31, 2009. The Bank has early adopted FSP FAS 115-2 and FAS 124-2, and has applied accounting provisions under the FSPs to write down the two securities to their fair values at March 31, 2009. Recognition of impairment resulted in a charge of $5.3 million to current year first quarter earnings and the amount represented management’s best estimate of credit losses. Factors other than credit losses were $9.9 million and were charged directly to Accumulated other comprehensive loss at March 31, 2009. The amortized cost basis of the two securities prior to the write down was $37.0 million. The new amortized cost basis is $21.8 million, which is the fair value of the two securities at March 31, 2009.
The table below summarizes the key characteristics of the two securities deemed as OTTI at March 31, 2009 (dollars in thousands):

		Insurer MBIA		OTTI		Gross Losses
		Amortized	Fair	Credit	Non-credit	Less than	More than
Ratings	Count	Cost Basis	Value	Loss	Loss	12 months	12 months

BB	1	$13,752	$8,273	$(1,926)	$(3,553)	$—	$(5,479)
B	1	23,259	13,535	(3,339)	(6,385)	—	(9,724)

Total	2	$37,011	$21,808	$(5,265)	$(9,938)	$—	$(15,203)

With respect to the Bank’s remaining investments, the Bank believes no OTTI exists. The Bank’s conclusion was based upon multiple factors: bond issuers’ continued satisfaction of their obligations under the contractual terms of the securities; the estimated performance of the underlying collateral; the evaluation of the fundamentals of the issuers’ financial condition; and the estimated support from the monoline insurers under the contractual terms of insurance. Management has not made a decision to sell such securities at March 31, 2009. Management has also concluded that it is more likely than not that it will not be required to sell such as security before recovery of the amortized cost basis of the security.
Based on factors outlined above, the FHLBNY believes that the remaining securities classified as held-to-maturity were not other-than-temporarily impaired as of March 31, 2009 and December 31, 2008.
However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market and spreads return to levels that reflect underlying credit characteristics, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the presumption of the ability of monoline insurers to support the insured securities identified at March 31, 2009 as dependent on insurance is negatively impacted by the insurers’ future financial performance, it would be likely that additional OTTI may be recognized in future periods.
The following table summarizes PLMBS stratified by year of securitization, and the unpaid principal balance as a percentage of fair value (dollars in thousands):

	March 31, 2009			December 31, 2008
			% of			% of
By Year of Securitization	Fair Value	UPB	UPB	Fair Value	UPB	UPB
RMBS

Prime
2006	$82,254	$93,928	87.57%	$80,308	$101,843	78.85%
2005	98,096	104,449	93.92	102,839	110,334	93.21
2004 and earlier	356,477	370,277	96.27	372,406	389,064	95.72

Total of RMBS Prime	536,827	568,654	94.40	555,553	601,241	92.40

Alt-A
2004 and earlier	10,251	12,527	81.83	11,648	13,306	87.54

Total of RMBS	547,078	581,181	94.13	567,201	614,547	92.30

CMBS

Prime
2004 and earlier	143,248	143,497	99.83	267,016	266,860	100.06

HEL

Subprime
2004 and earlier	372,025	615,158	60.48	412,397	636,700	64.77

Manufactured Housing Loans

Subprime
2004 and earlier	150,724	223,469	67.45	154,296	229,738	67.16

Total of all Private-label MBS	$1,213,075	$1,563,305	77.60%	$1,400,910	$1,747,845	80.15%

The following table presents additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating at March 31, 2009 (in thousands):

	March 31, 2009
	Unpaid Principal Balance
						Below		Gross
	Ratings					Investment	Amortized	Unrealized		Total OTTI
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Grade	Cost	(Losses)	Fair Value	Losses
RMBS

Prime
2006	$93,928	$—	$—	$58,047	$35,881	$—	$93,002	$(10,747)	$82,254	$—
2005	104,449	104,449	—	—	—	—	102,437	(4,341)	98,096	—
2004 and earlier	370,277	370,277	—	—	—	—	368,760	(12,283)	356,477	—

Total RMBS Prime	568,654	474,726	—	58,047	35,881	—	564,199	(27,371)	536,827	—

Alt-A
2004 and earlier	12,527	12,527	—	—	—	—	12,530	(2,279)	10,251	—

Total RMBS	581,181	487,253	—	58,047	35,881	—	576,729	(29,650)	547,078	—

CMBS

Prime
2004 and earlier	143,497	143,497	—	—	—	—	143,631	(383)	143,248	—

HEL

Subprime
2004 and earlier	615,158	262,248	76,333	122,228	117,334	37,015	599,733	(237,647)	372,025	(15,203)

Manufactured Housing Loans

Subprime
2004 and earlier	223,469	—	223,469	—	—	—	223,445	(72,722)	150,724	—

Total PLMBS	$1,563,305	$892,998	$299,802	$180,275	$153,215	$37,015	$1,543,538	$(340,402)	$1,213,075	$(15,203)

The following table presents additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating at December 31, 2008 (in thousands):

	December 31, 2008
	Unpaid Principal Balance						Gross
	Ratings					Amortized	Unrealized
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Cost	(Losses)	Fair Value
RMBS

Prime
2006	$101,843	$—	$—	$62,968	$38,874	$100,851	$(20,544)	$80,308
2005	110,334	110,334	—	—	—	108,254	(5,415)	102,839
2004	168,166	168,166	—	—	—	168,173	(8,363)	159,810
2003 and earlier	220,898	220,898	—	—	—	219,318	(6,722)	212,596

Total RMBS Prime	601,241	499,398	—	62,968	38,874	596,596	(41,044)	555,553

Alt-A
2003 and earlier	13,306	13,306	—	—	—	13,310	(1,662)	11,648

Total RMBS	614,547	512,704	—	62,968	38,874	609,906	(42,706)	567,201

CMBS

Prime
2003 and earlier	266,860	266,860	—	—	—	266,994	(127)	267,016

HEL

Subprime
2003 and earlier	636,700	346,631	—	130,404	159,665	636,466	(224,069)	412,397

Manufactured Housing Loans

Subprime
2003 and earlier	229,738	—	229,738	—	—	229,714	(75,418)	154,296

Total PLMBS	$1,747,845	$1,126,195	$229,738	$193,372	$198,539	$1,743,080	$(342,320)	$1,400,910

Weighted-average market price offers an analysis of unrealized loss percentage; a comparison of the weighted-average credit support to weighted-average collateral delinquency percentage is another indicator of the credit support available to absorb potential cash flow shortfalls.

	March 31, 2009
		Original
	Weighted-	Weighted-	Weighted-	Weighted-Average
	Average Market	Average Credit	Average Credit	Collateral
Private-label MBS	Price [1]	Support %	Support %	Delinquency %
RMBS
Prime
2006	$87.57	3.71%	4.69%	0.93%
2005	93.92	2.67	3.35	1.27
2004 and earlier	96.27	1.56	2.51	0.38

Total RMBS Prime	94.40	2.12	3.02	0.63

Alt-A
2004 and earlier	81.83	10.38	31.81	7.97

Total RMBS	94.13	2.30	3.64	0.79

CMBS
Prime
2004 and earlier	99.83	26.59	48.33	—

HEL
Subprime
2004 and earlier	60.48	58.27	65.84	14.65

Manufactured Housing Loans
Subprime
2004 and earlier	67.45	58.23	56.06	3.64

Total Private-label MBS	$77.60	34.55%	39.71%	6.58%

[1]	Represents weighted-average market price based on par equaling $100.00. Combined weighted-average collateral delinquency rates will be calculated based on UPB amount.
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

	December 31, 2008
		Original
	Weighted-	Weighted-	Weighted-	Weighted-Average
	Average Market	Average Credit	Average Credit	Collateral
Private-label MBS	Price [1]	Support %	Support %	Delinquency %
RMBS
Prime
2006	$78.85	3.71%	4.56%	0.86%
2005	93.21	2.68	3.26	1.00
2004	95.03	2.05	2.86	0.40
2003 and earlier	96.24	1.21	2.17	0.27

Total RMBS Prime	92.40	2.14	2.97	0.54

Alt-A
2003 and earlier	87.54	10.22	31.60	10.56

Total RMBS	92.30	2.31	3.59	0.76

CMBS
Prime
2003 and earlier	100.06	26.69	38.73	—

HEL
Subprime
2003 and earlier	64.77	58.31	65.66	12.53

Manufactured Housing Loans
Subprime
2003 and earlier	67.16	58.26	55.99	1.88

Total Private-label MBS	$80.15	33.79%	38.45%	5.08%

[1]	Represents weighted-average market price based on par equaling $100.00. Combined weighted-average collateral delinquency rates will be calculated based on UPB amount.

External ratings are just one factor that is considered in analyzing if a security is other-than-temporarily impaired. The table below compares delinquency percentage across PLMBS security types, ratings and gross unrealized losses. (dollars in thousands):

	March 31, 2009			December 31, 2008
		Gross	Weighted- Average		Gross	Weighted- Average
	Amortized	Unrealized	Collateral	Amortized	Unrealized	Collateral
Private-label MBS	Cost	(Losses)	Delinquency %[1]	Amortized Cost	(Losses)	Delinquency %[1]
RMBS
Prime
Rated Triple A	$471,197	$(16,624)	0.57%	$495,744	$(20,500)	0.48%
Rated Single A	57,511	(7,343)	0.82	62,401	(12,027)	0.76
Rated Triple B	35,491	(3,404)	1.11	38,451	(8,517)	1.01

Total of RMBS Prime	564,199	(27,371)	0.63	596,596	(41,044)	0.54

Alt-A
Rated Triple A	12,530	(2,279)	7.97	13,310	(1,662)	10.56

Total of RMBS	576,729	(29,650)	0.79	609,906	(42,706)	0.76

CMBS
Prime
Rated Triple A	143,631	(383)	—	266,994	(127)	—

HEL
Subprime
Rated Triple A	262,174	(106,157)	16.53	346,541	(105,673)	13.54
Rated Double A	76,321	(24,302)	5.69	—	—	—
Rated Single A	122,106	(49,611)	10.93	130,277	(50,977)	5.68
Rated Triple B	117,324	(47,639)	15.81	159,648	(67,419)	15.96
Below Investment Grade	21,808	(9,938)	28.51	—	—	—

Total of HEL Subprime	599,733	(237,647)	14.65	636,466	(224,069)	12.53

Manufactured Housing Loans
Subprime
Rated Double A	223,445	(72,722)	3.64	229,714	(75,418)	1.88

Grand Total	$1,543,538	$(340,402)	6.58%	$1,743,080	$(342,320)	5.08%

[1]	Weighted-average collateral delinquency rate is determined based on the underlying loans that are 60 days or more past due. The reported delinquency percentage represents weighted-average based on the dollar amounts of the individual securities in the category and their respective delinquencies. Combined weighted-average collateral delinquency rates are calculated based on UPB amount.

Mortgage loans held-for-portfolio
Underwriting standards — Summarized below are the principal underwriting criteria for the Bank’s Mortgage Partnership Finance Program or MPF through which the Bank acquires mortgage loans for its own portfolio. For a fuller description of the MPF loan mortgage loan standards, refer to pages 8 though 17 of the Bank’s most recent Form 10-K filed on March 27, 2009.
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
The following provides a roll-forward analysis of the memo First Loss Account (in thousands):

	Three months ended March 31,
	2009	2008
Beginning balance	$13,765	$12,947

Additions	83	125

Charge-offs	—	—
Recoveries	—	—

Ending balance	$13,848	$13,072

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
The FHLBNY has purchased certain loans for which the PFI has either purchased SMI or the borrower has purchased PMI from Mortgage Guaranty Insurance Corporation (“MGIC”). The amounts of such loans were not significant at March 31, 2009 or December 31, 2008.
In March 2009, S&P lowered MGIC’s rating to double-B In the first quarter of 2009, both Moody’s and Fitch downgraded MGIC to triple-B.

The FHLBNY is reviewing its options, and believes that any re-negotiation of SMI/PMI and or transfer of the SMI/PMI to another insurer would have no material impact on the Bank’s reported results of operations, financial condition or cash flows.
The allowance for credit losses with respect to the mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended March 31,
	2009	2008
Beginning balance	$1,405	$633

Charge-offs	—	—
Recoveries	—	—

Net charge-offs	—	—
Provision for credit losses on mortgage loans	443	30

Ending balance	$1,848	$663

Nonperforming mortgage loans represent conventional mortgage loans that are placed on non-accrual and nonperforming status when the collection of contractual principal or interest from the borrower is 90 days or more past due. Loans (excluding Federal Housing Administration and Veterans Administration insured loans) that are 90 days or more past due are considered as non-accrual. Other than the non-accrual loans, no mortgage loans or advances were impaired at March 31, 2009 or December 31, 2008.
Nonperforming mortgage loans and mortgage loans 90 days or more past due and still accruing were as follows (in thousands):

	March 31, 2009	December 31, 2008

Mortgage loans, net of provisions for credit losses	$1,430,899	$1,457,885

Non-performing mortgage loans held-for-portfolio	$7,088	$4,792

Mortgage loans past due 90 days or more and still accruing interest	$719	$507

The FHLBNY’s interest contractually due and actually received for nonperforming mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended March 31,
	2009	2008
Interest contractually due	$112	$50
Interest actually received	98	39

Shortfall	$14	$11

Interest reported as income [1]	$—	$—

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.

Derivative Credit Risk Exposure
The FHLBNY is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The FHLBNY transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The FHLBNY also is subject to operational risks in the execution and servicing of derivative transactions. The degree of counterparty credit risk may depend, among other factors, on the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk. The FHLBNY manages counterparty credit risk through credit analysis and collateral requirements and by following the requirements set forth in Finance Agency’s regulations.
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
At March 31, 2009 and December 31, 2008, the Bank’s credit risk, as defined above, was approximately $11.5 million and $20.2 million after the recognition of collateral held by the FHLBNY.

The following table summarizes the FHLBNY’s credit exposure by counterparty credit rating (in thousands, except number of counterparties).

	March 31, 2009
			Total Net
	Number of	Notional	Exposure at	Net Exposure
Credit Rating	Counterparties	Balance	Fair Value	after Collateral

AAA	1	$11,707,390	$—	$—
AA	5	29,168,929	—	—
A	8	87,521,361	89,558	1,237
Members	2	140,000	—	—
Delivery Commitments	—	3,739	—	—

Total	16	$128,541,419	$89,558	$1,237

	December 31, 2008
			Total Net
	Number of	Notional	Exposure at	Net Exposure
Credit Rating	Counterparties	Balance	Fair Value	after Collateral

AAA	1	$9,167,456	$—	$—
AA	6	39,939,946	—	—
A	7	78,656,536	64,890	3,681
Members	3	150,000	8,465	—
Delivery Commitments	—	10,395	—	—

Total	17	$127,924,333	$73,355	$3,681

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
Exposure — At March 31, 2009, the FHLBNY’s credit risk was $11.5 million after recognition of cash collateral held by the FHLBNY. The comparable exposure was $20.2 million at December 31, 2008. In determining credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY attempts to mitigate its exposure by requiring derivative counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. Derivative counterparties had pledged $88.3 million in cash to the FHLBNY at March 31, 2009; the comparable cash held as collateral by the FHLBNY was $61.2 million at December 31, 2008.
At March 31, 2009, the FHLBNY had posted $3.1 billion in cash as collateral to derivative counterparties to mitigate derivatives in a net fair value liability position. The FHLBNY is exposed to the extent that a counterparty may not re-pay the posted cash collateral to the FHLBNY under unforeseen circumstances, such as bankruptcy; in such an event the FHLBNY would then exercise its rights under the “International Swaps and Derivatives Association agreement” (“ISDA”) to replace the derivatives in a liability position (gain position for the acquiring counterparty) with another available counterparty in exchange for cash delivered to the FHLBNY. To the extent that the fair values of the replacement derivatives are less than the cash collateral posted, the FHLBNY may not receive cash equal to the amount posted received.

Derivative counterparty ratings — The Bank’s credit exposure at March 31, 2009, in a gain position, after recognition of cash collateral was to derivative counterparties with a single-A credit rating as assigned by a Nationally Recognized Statistical Rating Organization (“NRSRO”). The Bank was also exposed to member institutions on whose behalf the FHLBNY had acted as an intermediary, and the exposure was also collateralized under standard agreements with the FHLBNY’s members. Acting as an intermediary, the Bank had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties.
Risk mitigation — The FHLBNY attempts to mitigates derivative counterparty credit risk by contracting only with experienced counterparties with investment-grade credit ratings. Annually, the FHLBNY’s management and Board of Directors review and approve all non-member derivative counterparties. Management monitors counterparties on an ongoing basis for significant business events, including ratings actions taken by nationally recognized statistical rating organizations. All approved derivatives counterparties must enter into a master ISDA with the FHLBNY and, in addition, execute the Credit Support Annex to the ISDA that provides for collateral support at predetermined thresholds. These annexes contain enforceable provisions for requiring collateral on certain derivative contracts that are in gain positions. The annexes also define the maximum net unsecured credit exposure amounts that may exist before collateral delivery is required. Typically, the maximum amount is based upon an analysis of individual counterparty’s rating and exposure. The FHLBNY also attempts to manage counterparty credit risk through credit analysis, collateral management and other credit enhancements, such as guarantees, and by following the requirements set forth in the Finance Agency’s regulations.
Despite these risk mitigating policies and processes, on September 15, 2008, an event of default occurred under outstanding derivative contracts with total notional amounts of $16.5 billion between Lehman Brothers Special Financing Inc. (“LBSF”) and the FHLBNY when credit support provider Lehman Brothers Holdings Inc. commenced a case under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008. The Bank had deposited $509.6 million with LBSF as cash collateral. Since the default, the FHLBNY has replaced most of the derivatives that had been executed between LBSF and the FHLBNY through new agreements with other derivative counterparties. The Lehman bankruptcy proceedings are ongoing.

Liquidity
The FHLBNY’s primary source of liquidity is the issuance of consolidated obligation bonds and discount notes. To refinance maturing consolidated obligations, the Bank relies on the willingness of the investors to purchase new issuances. The FHLBNY has access to the discount note market and the efficiency of issuing discount notes is an important factor as a source of liquidity since discount notes can be issued any time and in a variety of amounts and maturities. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. With the passage of the Housing Act on July 30, 2008, the U.S. Treasury is authorized to purchase obligations issued by the FHLBanks, in any amount deemed appropriate by the U.S. Treasury. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4 billion. See Note 17 — Commitments and Contingencies for more information of the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), which is designed to serve as a contingent source of liquidity for the FHLBanks via issuance of consolidated obligations to the U.S. Treasury.
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
Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below (in millions):

	Average Deposit	Average Actual
For the quarters ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2009	$1,753	$63,267	$61,514
December 31, 2008	2,022	66,246	64,224
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
The following table summarizes operational liquidity (in millions):

	Average Balance Sheet	Average Actual
For the quarters ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2009	$9,543	$20,893	$11,350
December 31, 2008	8,226	14,827	6,601
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
The following table summarizes contingency liquidity (in millions):

	Average Five Day	Average Actual
For the quarters ended	Requirement	Contingency Liquidity	Excess
March 31, 2009	$7,443	$18,709	$11,266
December 31, 2008	4,727	12,930	8,203

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
The FHLBNY met the qualifying unpledged asset requirements in each of the periods reported as follows (in thousands):

	March 31, 2009	December 31, 2008
Consolidated Obligations:
Bonds	$69,582,076	$82,256,705
Discount Notes	48,721,626	46,329,906

Total consolidated obligations	118,303,702	128,586,611

Unpledged assets
Cash	32,136	18,899
Less: Member pass-through reserves at the FRB	(40,527)	(31,003)
Secured Advances	104,463,598	109,152,876
Investments [1]	21,979,464	26,364,661
Mortgage loans	1,430,899	1,457,885
Accrued interest receivable on advances and investments	411,500	492,856
Less: Pledged Assets	(2,528)	(2,669)

	128,274,542	137,453,505

Excess unpledged assets	$9,970,840	$8,866,894

[1]	At March 31, 2009, the Bank pledged $2.5 million to the FDIC see Note 4- Held-to-maturity securities. The Bank also provided to the U.S. Treasury a listing of $23.8 billion in advances with respect to a lending agreement. See Note 17 — Commitments and Contingencies.
Mortgage investment authority
Finance Agency investment regulations limit the holding of mortgage-backed securities to 300% of capital. The FHLBNY was in compliance with the regulations at all times.

	March 31, 2009		December 31, 2008
	Actual	Limits	Actual	Limits
Mortgage securities investment authority [1]	197%	300%	207%	300%

[1]	The measurement date is on a one-month “look-back” basis.
On March 24, 2008, the Board of Directors of the Federal Housing Finance Board (Finance Board), the predecessor of the Finance Agency, adopted Resolution 2008-08, which temporarily expands the authority of a FHLBank to purchase mortgage-backed securities (“MBS”) under certain conditions. The resolution allows an FHLBank to increase its investments in MBS issued by Fannie Mae and Freddie Mac by an amount equal to three times its capital, which is to be calculated in addition to the existing Financial Management Policy limit.

All mortgage loans underlying any securities purchased under this authority must be originated after January 1, 2008. The Finance Board, the predecessor of the Finance Agency, believes that such loans are generally of higher credit quality than loans originated at an earlier time, particularly in 2005 and 2006. The loans underlying any Fannie Mae and Freddie Mac issued MBS acquired pursuant to the new authority must be underwritten to conform to standards imposed by the federal banking agencies in the “Interagency Guidance on Nontraditional Mortgage Product Risks” dated October 4, 2006 and the “Statement on Subprime Mortgage Lending” dated July 10, 2007.
The credit ratings of the FHLBNY and changes thereof were as follows at March 31, 2009.
Long Term:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Long-Term Outlook			Rating
2009	February 2, 2009 - Affirmed	Aaa/Stable

2008	October 29, 2008 - Affirmed	Aaa/Stable	June 16, 2008	Long-Term rating affirmed	outlook stable	AAA/Stable
	April 17, 2008 - Affirmed	Aaa/Stable

2006			September 21, 2006	Long-Term rating upgraded	outlook stable	AAA/Stable
Short Term:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Short-Term Outlook		Rating
2009	February 2, 2009 - Affirmed	P-1

2008	October 29, 2008 - Affirmed	P-1	June 16, 2008	Short-Term rating affirmed	A-1+
	April 17, 2008 - Affirmed	P-1

2006			September 21, 2006	Short-Term rating affirmed	A-1+

Legislative and Regulatory Developments
Changes to Regulation of U.S. government-sponsored enterprises.
In July 2008, the “Housing and Economic Recovery Act of 2008” (the “Housing Act”) was enacted and had no impact on the Bank’s business, results of operations, financial condition or cash flows for the periods reported in this Form 10-Q. Among other changes, the Housing Act established an independent federal regulator, the Federal Housing Finance Agency (the “Finance Agency”), which became the new federal regulator of the FHLBanks, Fannie Mae and Freddie Mac effective on July 30, 2008. The Finance Agency is headed by a single Director (the “FHFA Director”), and under the Housing Act, the initial FHFA Director is James Lockhart, who had most recently served as the Director of the Office of Federal Housing Enterprise Oversight within the U.S. Department of Housing and Urban Development. The Federal Housing Finance Board (the “Finance Board”), the FHLBanks’ former regulator, will be abolished one year after the date of enactment of the Housing Act. During the one-year transition period, the Finance Board will be responsible for winding up its affairs. Finance Board regulations, orders, determinations and resolutions remain in effect until modified, terminated, set aside or superseded in accordance with the law, by the FHFA Director, a court of competent jurisdiction or by operation of the law. The FHLBNY has determined that changes in regulations will have no material impact on its business or financial position or results of operations and cash flows.
U.S. Treasury Department’s Financial Stability Plan
In February 2009, the U.S. Treasury announced a Financial Stability Plan to address the global capital markets crisis and U.S. economic recession that continues into 2009. The plan consists of comprehensive stress tests of certain financial institutions, the provision of capital injections to certain financial institutions, controls on the use of capital injections, a purchase program for certain illiquid assets, limits on executive compensation, anti-foreclosure and housing support requirements, and small business and community lending initiatives. The FHLBanks are not subject to the stress tests as mandated under the Financial Stability Plan.
Interim Final Rule Regarding Capital Classifications and Critical Capital Levels for the FHLBanks.
On January 27, 2009, the Finance Agency issued an interim final rule, effective January 30, 2009, with a request for comment to implement certain provisions of the Housing Act that require the Finance Agency Director to establish criteria based on the amount and type of capital held by an FHLBank for each of the following capital classifications: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. This interim rule defines critical capital for the FHLBanks, and establishes the criteria for each of the capital classifications identified in the Housing Act. An FHLBank is considered adequately capitalized only if it holds sufficient capital to meet both its risk-based and minimum capital requirements. An FHLBank is undercapitalized if it fails to meet any one of its minimum or risk-based capital requirements, but such deficiency is not large enough to classify the FHLBank as significantly undercapitalized or critically undercapitalized. The critical capital level is the level at which an FHLBank would be categorized as critically undercapitalized. An FHLBank would be considered critically undercapitalized whenever its total capital is two percent or less of its total assets. An FHLBank is significantly undercapitalized if the amount of capital held by the FHLBank is less than 75 percent of the capital levels needed for the FHLBank to meet either its risk-based or minimum capital requirements. The interim final rule also implements prompt corrective action authority over the FHLBanks. Fannie Mae and Freddie Mac already are subject to similar prompt corrective action provisions, which were adopted in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992. The interim final rule provides for comments to be received on or before May 15, 2009.

Proposed Federal Legislation Permitting Bankruptcy “Cramdowns” on First Mortgages of Owner-Occupied Homes
Federal legislation has been proposed that would allow bankruptcy cramdowns on first mortgages of owner-occupied homes as a response to the U.S. economic recession and attendant U.S. housing recession. The proposed legislation would allow a bankruptcy judge to reduce the principal amount of such mortgages to the current market value of the property, such reduction currently being prohibited by the Bankruptcy Reform Act of 1994. If passed, this legislation may impact the value of the FHLBNY’s mortgage asset portfolio, as well as the value of its pledged collateral from members.
Government Sponsored Enterprise Credit Facility (GSECF).
On September 7, 2008, the U.S. Treasury, as authorized by the Housing Act, established the GSECF that is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. In exchange for funding, the U.S. Treasury would receive an FHLBank consolidated obligation. The FHLBanks would secure repayment by pledging eligible collateral, which would consist of advances made by the FHLBanks and mortgage-backed securities issued by Freddie Mac and Fannie Mae. As of March 31, 2009, the FHLBNY had not drawn on this available source of liquidity.
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
FDIC Increases Deposit Insurance Premiums and Changes Risk-Based Premiums
In December 2008, the FDIC approved an increase in deposit insurance premiums effective the first quarter of 2009. On February 27, 2009, the FDIC approved a final regulation that would increase the deposit insurance premium assessment for those FDIC-insured institutions that have outstanding FHLBank advances and other secured liabilities to the extent that the institution’s ratio of secured liabilities to domestic deposits exceeds 25 percent. The FHLBNY is currently evaluating the effect this final ruling will have on its members.

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
Federal Reserve Board of Governors Announces Securities Purchase Plan
As an additional measure to further support the functioning of financial markets, in September 2008, the Federal Reserve Board of Governors announced that the Federal Reserve Banks would begin purchasing short-term debt obligations issued by Fannie Mae, Freddie Mac, and the FHLBanks in the secondary market. Similar to secondary market purchases of Treasury securities, purchases of Fannie Mae, Freddie Mac, and FHLBank debt will be conducted with the Federal Reserve Banks’ primary dealers through a series of competitive auctions.
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
The primary tool used by management to achieve the desired risk profile is the use of interest rate exchange agreements (“Swaps”). All the LIBOR-based advances are long-term advances that are swapped to 3- or 1-month LIBOR or possess adjustable rates that periodically reset to a LIBOR index. Similarly, a majority of the long-term consolidated obligations are swapped to 3- or 1-month LIBOR. These features create a relatively steady income that changes in concert with prevailing interest rate changes to maintain a spread to short-term rates.
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
Risk Measurements. The FHLBNY’s Risk Management Policy sets up a series of risk limits that the FHLBNY calculates on a regular basis. The risk limits are as follows:
•	The option-adjusted DOE is limited to a range of +/- four years in the rates unchanged case and to a range of +/- six years in the +/-200bps shock cases. Due to the low interest rate environment beginning in early 2008, the -200bps shocks were restricted during the quarter ends to -85bps for March 2008, -115bps for June 2008, and -100bps for September 2008. The DOE downshock limits were adjusted in those cases to +/-4.85 years in March, +/-5.18 years in June, and +/-5.00 years in September. In December 2008 and March 2009 rates were too low for a constrained downshock and the test was not performed.
•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.
•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under both the +/-200bps shocks compared to the rates unchanged case.
•	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.
•	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-12 months.

The FHLBNY’s portfolio, including its derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure. The FHLBNY’s last five quarterly DOE results are shown in years in the table below (note that, due to the on-going low interest rate environment there was no downshock measurement performed in neither the fourth quarter of 2008 nor the first quarter of 2009):

	Base Case DOE	-200bps DOE	+200bps DOE
March 31, 2008	0.58	-2.95	3.48
June 30, 2008	0.87	-2.65	1.99
September 30, 2008	0.39	-2.51	1.66
December 31, 2008	-2.05	N/A	1.44
March 31, 2009	-2.24	N/A	1.23
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
The FHLBNY does not solely rely on the DOE measure as a mismatch measure between its assets and liabilities. It also performs the more traditional gap measure that subtracts re-pricing/maturing liabilities from re-pricing/maturing assets over time. The FHLBNY observes the differences over various horizons, but has set a 10 percent of assets limit on cumulative re-pricings at the one-year point. This quarterly observation of the one-year cumulative re-pricing gap is provided in the table below and all values are below 10 percent of assets; well within the limit:

One Year Re-
pricing Gap
March 31, 2008	$3.725 Billion
June 30, 2008	$3.017 Billion
September 30, 2008	$3.359 Billion
December 31, 2008	$9.764 Billion
March 31, 2009	$7.593 Billion

The FHLBNY’s review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. The FHLBNY projects asset and liability volumes and spreads over a one-year horizon and then simulates expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the FHLBNY has too much exposure in its net interest income over the coming twelve-month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of the FHLBNY’s expected net interest income under both +/-200bps shocks over the next twelve months is provided in the table below (note that, due to the on-going low interest rate environment the downshock measurement was not performed in the fourth quarter of 2008 nor in the first quarter of 2009):

	Sensitivity in	Sensitivity in
	the -200bps	the +200bps
	Shock	Shock
March 31, 2008	-9.98%	-9.42%
June 30, 2008	1.64%	-9.81%
September 30, 2008	3.18%	-5.91%
December 31, 2008	N/A	24.73%
March 31, 2009	N/A	13.11%
Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes including optionality and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (note that, due to the on-going low interest rate environment the downshock measurement was not performed in the fourth quarter of 2008 nor in the first quarter of 2009):

	Downshock	+200bps Change in
	Change in MVE	MVE
March 31, 2008	-0.97%	-5.11%
June 30, 2008	-0.57%	-3.41%
September 30, 2008	-0.72%	-2.50%
December 31, 2008	N/A	-0.43%
March 31, 2009	N/A	1.01%
As noted, the potential declines under these shocks are within the FHLBNY’s limits of a maximum 10 percent.

The following table displays the FHLBNY’s maturity/repricing gaps as of March 31, 2009 (in millions):

	Interest Rate Sensitivity
	March 31, 2009
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$13,534	$236	$427	$186	$363
MBS Investments	6,636	1,669	2,355	612	486
Adjustable-rate loans and advances	18,531	—	—	—	—

Net unswapped	38,701	1,906	2,782	798	849

Fixed-rate loans and advances	14,528	4,541	17,175	9,343	35,270
Swaps hedging advances	61,734	(2,765)	(14,883)	(8,859)	(35,226)

Net fixed-rate loans and advances	76,262	1,776	2,292	483	44
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$114,963	$3,682	$5,074	$1,282	$894

Interest-bearing liabilities:
Deposits	$2,450	$7	$—	$—	$—

Discount notes	44,779	3,942	—	—	—
Swapped discount notes	3,692	(3,692)	—	—	—

Net discount notes	48,471	250	—	—	—

Consolidated Obligation Bonds
FHLB bonds	29,424	13,833	16,543	5,322	3,375

Swaps hedging bonds	28,305	(11,689)	(11,753)	(3,473)	(1,390)
Net FHLB bonds	57,729	2,144	4,790	1,849	1,985

Total interest-bearing liabilities	$108,650	$2,402	$4,790	$1,849	$1,985

Post hedge gaps[1]:
Periodic gap	$6,312	$1,280	$284	$(567)	$(1,092)
Cumulative gaps	$6,312	$7,593	$7,877	$7,309	$6,218

Note:	Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

The following tables display the FHLBNY’s maturity/repricing gaps as of December 31, 2008 (in millions):

	Interest Rate Sensitivity
	December 31, 2008
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$18,298	$405	$404	$126	$259
MBS Investments	6,938	2,940	1,801	350	209
Adjustable-rate loans and advances	20,206	—	—	—	—

Net unswapped	45,442	3,345	2,206	475	468

Fixed-rate loans and advances	21,972	3,725	14,712	7,539	35,226
Swaps hedging advances	56,677	(2,842)	(11,801)	(6,864)	(35,170)

Net fixed-rate loans and advances	78,649	882	2,911	675	56
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$124,091	$4,227	$5,117	$1,151	$524

Interest-bearing liabilities:
Deposits	$1,497	$15	$—	$—	$—

Discount notes	43,981	2,348	—	—	—
Swapped discount notes	2,031	(2,031)	—	—	—

Net discount notes	46,012	318	—	—	—

Consolidated Obligation Bonds
FHLB bonds	36,367	16,153	19,613	5,405	3,441
Swaps hedging bonds	32,833	(14,640)	(13,571)	(3,178)	(1,445)

Net FHLB bonds	69,200	1,513	6,043	2,227	1,996

Total interest-bearing liabilities	$116,709	$1,846	$6,043	$2,227	$1,996

Post hedge gaps[1]:
Periodic gap	$7,382	$2,382	$(926)	$(1,076)	$(1,472)
Cumulative gaps	$7,382	$9,764	$8,837	$7,761	$6,289

Note:	Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4T. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at March 31, 2009. Based on this evaluation, they concluded that as of March 31, 2009, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, the FHLBNY is involved in disputes or regulatory inquiries that arise in the ordinary course of business. At the present time, there are no material pending legal proceedings against the FHLBNY. Information about a legal proceeding involving property of the FHLBNY was previously disclosed in Part 1, Item 3 of the FHLBNY’s 2008 Annual Report on Form 10-K filed on March 27, 2009.
Item 1A. RISK FACTORS
There have been no material changes from the risk factors included in the FHLBNY’s Form 10-K for the fiscal year ended December 31, 2008.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Exhibit No.	Identification of Exhibit

4.01	Amended FHLBNY Capital Plan (incorporated by reference to Exhibit 4.01 to the registrant’s Current Report on Form 8-K filed on April 1, 2009)

10.01	Bank 2009 Incentive Compensation Plan* **

10.02	Bank 2009 Director Compensation Policy *

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.01	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

*	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

**	Portion of the exhibit have been omitted and separately filed with the U.S. Securities and Exchange Commission with a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF NEW YORK (Registrant)
By:	/s/ Patrick A. Morgan
Patrick A. Morgan
Senior Vice President and Chief Financial Officer Federal Home Loan Bank of New York (on behalf of the Registrant and as Principal Financial Officer)
Date: May 15, 2009

EXHIBIT INDEX

Exhibit No.	Description

10.01	Bank 2009 Incentive Compensation Plan* **

10.02	Bank 2009 Director Compensation Policy *

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.01	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350