Form 10-Q
period 2009-06-30
Federal Home Loan Bank of New York
filed 2009-08-12
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Commission file number: 000-51397
Federal Home Loan Bank of New York
(Exact name of registrant as specified in its charter)

Federal (State or other jurisdiction of incorporation or organization)	13-6400946 (I.R.S. Employer Identification No.)

101 Park Avenue, New York, N.Y. (Address of principal executive offices)	10178 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of July 31, 2009 was 52,314,609.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2009

Federal Home Loan Bank of New York
Statements of Condition — Unaudited (in thousands, except per share data)
As of June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Cash and due from banks (Note 2)	$39,588	$18,899
Interest-bearing deposits (Note 3)	13,865,009	12,169,096
Available-for-sale securities, net of unrealized losses of $10,129 at June 30, 2009 and $64,420 at December 31, 2008 (Note 5)	2,507,258	2,861,869
Held-to-maturity securities (Note 4)
Long-term securities	10,471,387	10,130,543
Certificates of deposit	—	1,203,000
Advances (Note 6)	100,457,832	109,152,876
Mortgage loans held-for-portfolio, net of allowance for credit losses of $2,759 at June 30, 2009 and $1,406 at December 31, 2008 (Note 7)	1,381,061	1,457,885
Accrued interest receivable	367,457	492,856
Premises, software, and equipment	14,574	13,793
Derivative assets (Note 15)	8,772	20,236
Other assets	15,935	18,838

Total assets	$129,128,873	$137,539,891

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$2,232,207	$1,333,750
Non-interest bearing demand	9,272	828
Term	36,350	117,400

Total deposits	2,277,829	1,451,978

Consolidated obligations, net (Note 8)
Bonds (Includes $550,303 at June 30, 2009 and $998,942 at December 31, 2008 at fair value under the fair value option)	72,184,176	82,256,705
Discount notes	47,275,915	46,329,906

Total consolidated obligations	119,460,091	128,586,611

Mandatorily redeemable capital stock (Note 11)	128,254	143,121

Accrued interest payable	280,889	426,144
Affordable Housing Program (Note 10)	140,037	122,449
Payable to REFCORP (Note 10)	45,640	4,780
Derivative liabilities (Note 15)	825,512	861,660
Other liabilities	120,579	75,753

Total liabilities	123,278,831	131,672,496

Commitments and Contingencies (Notes 8, 10, 15 and 17)

Capital (Note 11)
Capital stock ($100 par value), putable, issued and outstanding shares: 53,703 and 55,857 at June 30, 2009 and December 31, 2008	5,370,279	5,585,700
Unrestricted retained earnings	600,003	382,856
Accumulated other comprehensive income (loss) (Note 12)
Net unrealized loss on available-for-sale securities	(10,129)	(64,420)
Non-credit portion of OTTI on held-to-maturity securities	(77,398)	—
Accretion of non-credit portion of impairment losses on held-to-maturity securities	239	—
Net unrealized loss on hedging activities	(26,402)	(30,191)
Employee supplemental retirement plans (Note 14)	(6,550)	(6,550)

Total capital	5,850,042	5,867,395

Total liabilities and capital	$129,128,873	$137,539,891

The accompanying notes are an integral part of the unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Income — Unaudited (in thousands, except per share data)
For the three and six months ended June 30, 2009 and 2008

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income
Advances (Note 6)	$351,295	$661,142	$853,517	$1,532,927
Interest-bearing deposits (Note 3)	9,123	4,848	18,041	13,846
Federal funds sold	1	19,187	69	48,605
Available-for-sale securities (Note 5)	7,772	23,092	16,291	32,575
Held-to-maturity securities (Note 4)
Long-term securities	117,863	123,900	244,683	258,248
Certificates of deposit	33	58,987	541	161,238
Mortgage loans held-for-portfolio (Note 7)	18,169	19,399	37,273	39,032
Loans to other FHLBanks and other	—	—	—	3

Total interest income	504,256	910,555	1,170,415	2,086,474

Interest expense
Consolidated obligations-bonds (Note 8)	248,280	592,573	591,987	1,323,834
Consolidated obligations-discount notes (Note 8)	52,203	146,562	141,581	417,845
Deposits (Note 9)	709	10,690	1,486	25,865
Mandatorily redeemable capital stock (Note 11)	2,794	2,656	3,672	6,934
Cash collateral held and other borrowings	11	269	48	739

Total interest expense	303,997	752,750	738,774	1,775,217

Net interest income before provision for credit losses	200,259	157,805	431,641	311,257

Provision for credit losses on mortgage loans	925	216	1,368	246

Net interest income after provision for credit losses	199,334	157,589	430,273	311,011

Other income (loss)
Service fees	1,096	797	2,080	1,487
Instruments held at fair value — Unrealized gain (loss) (Note 16)	(86)	—	8,226	—

Total OTTI losses	(72,789)	—	(87,991)	—
Portion of loss recognized in other comprehensive income	67,460	—	77,398	—

Net impairment losses recognized in earnings	(5,329)	—	(10,593)	—

Net realized and unrealized gain (loss) on derivatives and hedging activities (Note 15)	78,640	(40,547)	64,974	(39,681)
Net realized gain from sale of available-for-sale and held-to-maturity securities (Notes 4 and 5)	281	—	721	—
Other	52	1,107	98	925

Total other income (loss)	74,654	(38,643)	65,506	(37,269)

Other expenses
Operating	18,066	16,488	36,160	32,941
Finance Agency and Office of Finance	1,862	1,465	3,829	2,917

Total other expenses	19,928	17,953	39,989	35,858

Income before assessments	254,060	100,993	455,790	237,884

Affordable Housing Program (Note 10)	21,025	8,515	37,582	20,127
REFCORP (Note 10)	46,607	18,496	83,642	43,551

Total assessments	67,632	27,011	121,224	63,678

Net income	$186,428	$73,982	$334,566	$174,206

Basic earnings per share (Note 13)	$3.52	$1.57	$6.22	$3.85

Cash dividends paid per share	$1.38	$1.94	$2.14	$4.06

The accompanying notes are an integral part of the unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Capital — Unaudited (in thousands, except per share data)
For the six months ended June 30, 2009 and 2008

				Accumulated
	Capital Stock[1]			Other		Total
	Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)

Balance, December 31, 2007	43,680	$4,367,971	$418,295	$(35,675)	$4,750,591

Proceeds from sale of capital stock	21,906	2,190,644	—	—	2,190,644
Redemption of capital stock	(15,793)	(1,579,325)	—	—	(1,579,325)
Shares reclassified to mandatorily redeemable capital stock	(648)	(64,759)	—	—	(64,759)
Cash dividends ($4.06 per share) on capital stock	—	—	(174,111)	—	(174,111)
Net Income	—	—	174,206	—	174,206	$174,206
Net change in Accumulated other comprehensive income (Loss):
Net unrealized loss on available-for-sale securities	—	—	—	(29,239)	(29,239)	(29,239)
Hedging activities	—	—	—	(3,483)	(3,483)	(3,483)

						$141,484

Balance, June 30, 2008	49,145	$4,914,531	$418,390	$(68,397)	$5,264,524

Balance, December 31, 2008	55,857	$5,585,700	$382,856	$(101,161)	$5,867,395

Proceeds from sale of capital stock	20,394	2,039,372	—	—	2,039,372
Redemption of capital stock	(22,548)	(2,254,793)	—	—	(2,254,793)
Cash dividends ($2.14 per share) on capital stock	—	—	(117,419)	—	(117,419)
Net Income	—	—	334,566	—	334,566	$334,566
Net change in Accumulated other comprehensive income (Loss):
Non-credit portion of OTTI on held-to-maturity securities	—	—	—	(77,398)	(77,398)	(77,398)
Accretion of non-credit portion of impairment losses on held-to-maturity securities	—	—	—	239	239	239
Net unrealized loss on available-for-sale securities	—	—	—	54,291	54,291	54,291
Hedging activities	—	—	—	3,789	3,789	3,789

						$315,487

Balance, June 30, 2009	53,703	$5,370,279	$600,003	$(120,240)	$5,850,042

[1]	Putable stock
The accompanying notes are an integral part of the unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the six months ended June 30, 2009 and 2008

	Six months ended
	June 30
	2009	2008
Operating activities

Net Income	$334,566	$174,206

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(86,658)	(126,252)
Concessions on consolidated obligations	2,979	5,619
Premises, software, and equipment	2,651	2,358
Provision for credit losses on mortgage loans	1,368	246
Net realized (gains) from redemption of held-to-maturity securities	(281)	(1,058)
Net realized (gains) from sale of available-for-sale securities	(440)	—
Net impairment losses on held-to-maturity securities	10,593	—
Change in net fair value adjustments on derivatives and hedging activities	11,210	(24,248)
Change in fair value adjustments on financial instruments held at fair value	(8,226)	—
Net change in:
Accrued interest receivable	125,398	126,344
Derivative assets due to accrued interest	217,719	181,121
Derivative liabilities due to accrued interest	(206,376)	(43,335)
Other assets	2,400	2,815
Affordable Housing Program liability	17,588	5,117
Accrued interest payable	(152,667)	(143,665)
REFCORP liability	40,860	(5,482)
Other liabilities	(3,176)	4,126

Total adjustments	(25,058)	(16,294)

Net cash provided by operating activities	309,508	157,912

Investing activities

Net change in:
Interest-bearing deposits	(73,661)	(153,800)
Federal funds sold	—	468,000
Deposits with other FHLBanks	(51)	(72)
Premises, software, and equipment	(3,431)	(2,517)
Held-to-maturity securities:
Long-term securities
Purchased	(1,957,079)	(1,344,343)
Repayments	1,495,990	1,295,623
In-substance maturities	36,224	92,674
Net change in certificates of deposit	1,203,000	2,175,200
Available-for-sale securities:
Purchased	(447)	(3,244,190)
Proceeds	280,545	153,688
Proceeds from sales	131,859	187
Advances:
Principal collected	244,561,800	202,966,409
Made	(237,878,829)	(211,746,366)
Mortgage loans held-for-portfolio:
Principal collected	146,148	94,554
Purchased and originated	(71,520)	(60,933)
Loans to other FHLBanks
Principal collected	—	55,000

Net cash provided (used) by investing activities	7,870,548	(9,250,886)

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the six months ended June 30, 2009 and 2008

	Six months ended
	June 30,
	2009	2008
Financing activities
Net change in:
Deposits and other borrowings [1]	$680,915	$199,722
Short-term loans from other FHLBanks:
Proceeds from loans	—	1,260,000
Payments for loans	—	(1,260,000)
Consolidated obligation bonds:
Proceeds from issuance	23,163,182	41,297,167
Payments for maturing and early retirement	(32,670,019)	(23,672,523)
Consolidated obligation discount notes:
Proceeds from issuance	736,175,377	404,084,967
Payments for maturing	(735,161,115)	(413,086,021)
Capital stock:
Proceeds from issuance	2,039,372	2,190,644
Payments for redemption / repurchase	(2,254,793)	(1,579,325)
Redemption of Mandatorily redeemable capital stock	(14,867)	(134,053)
Cash dividends paid [2]	(117,419)	(174,111)

Net cash (used) provided by financing activities	(8,159,367)	9,126,467

Net increase in cash and cash equivalents	20,689	33,493
Cash and cash equivalents at beginning of the period	18,899	7,909

Cash and cash equivalents at end of the period	$39,588	$41,402

Supplemental disclosures:
Interest paid	$972,345	$1,544,721
Affordable Housing Program payments [3]	$19,994	$15,009
REFCORP payments	$42,782	$49,033
Transfers of mortgage loans to real estate owned	$491	$144
Portion of non-credit OTTI losses on held-to-maturity securities	$77,398	$—

[1]	Includes $131,726 of cash flows from derivatives for the six months ended June 30, 2009 and none for the six months ended June 30, 2008.

[2]	Does not include payments to holders of Mandatorily redeemable capital stock.

[3]	AHP payments = (beginning accrual – ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
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
Members of the cooperative must purchase FHLBNY stock according to regulatory requirements (See Note 11 – Capital, Capital Ratios, and Mandatorily Capital Stock — for more information). The business of the cooperative is to provide liquidity for the members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, the Bank operates such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.
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
REFCORP was established by Congress in 1989 to help facilitate the U.S. government’s bailout of failed financial institutions. The REFCORP assessments are used by the U.S. Treasury to pay a portion of the annual interest expense on long-term obligations issued to finance a portion of the cost of the bailout. Principal of those long-term obligations is paid from a segregated account containing zero-coupon U.S. government obligations, which were purchased using funds that Congress directed the FHLBanks to provide for that purpose in 1989.
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

Basis of Presentation
The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expense during the reported periods. Although management believes these judgments, estimates, and assumptions to be appropriate, actual results may differ. The information contained in these financial statements is unaudited. In the opinion of management, normal recurring adjustments necessary for a fair presentation of the interim period results have been made. Certain amounts in the comparable 2007 and 2008 presentations have been conformed to the 2009 presentation and the impact of the changes was insignificant.
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
Note 1. Recently Issued Accounting Standards and Interpretations, and Significant Accounting Policies and Estimates
Recently issued Accounting Standards and Interpretations
SFAS 167 — In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which is intended to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBNY), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The FHLBNY has no variable interest entities or Qualifying Special Purpose Entities and adoption of SFAS 167 will have no impact on its financial condition, results of operations and cash flows.
SFAS 166 — In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”), which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBNY), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The FHLBNY is evaluating the effect of the adoption of SFAS 166 on its financial condition, results of operations and cash flows, which is not expected to be significant.

FASB Accounting Standards Codification (“ASC”) — In June 2009, the FASB approved the ASC as the single source of authoritative nongovernmental GAAP. The ASC does not change current GAAP; rather, its intent is to organize all accounting literature by topic in one place in order to enable users to quickly identify appropriate GAAP. The ASC will be effective for interim and annual periods ending after September 15, 2009 (September 30, 2009 for the FHLBNY). Since the guidance is disclosure related, the ASC will have no impact on the Bank’s financial condition, results of operations and cash flows.
SFAS 165 — In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 (June 30, 2009 for the FHLBNY). The FHLBNY adopted SFAS 165 for the period ended June 30, 2009. Its adoption resulted in additional disclosures in these financial statements in Form 10-Q for the period ended June 30, 2009. For more information, see Note 20 — Subsequent events.
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
FSP FAS 115-2 and FAS 124-2 — On April 9, 2009, the FASB issued FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP FAS 115-2 and FAS 124-2”) which is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assert that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery, and (c) it expects to recover the amortized cost basis of the security. The FHLBNY early adopted the FSP at January 1, 2009, and has recorded OTTI on its securities under the new rules. No cumulative effect transition adjustment was made since the FHLBNY had no OTTI prior to 2009. The expanded disclosures related to FSP 115-2 are included in Note 4 — Held-to-maturity securities and Note 5 - Available-for-sale securities.
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

Observable inputs reflect market data obtained from independent sources or those that can be directly corroborated to market sources, while unobservable inputs reflect the FHLBNY’s market assumptions. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal or most advantageous market for the asset or liability between market participants at the measurement date. This definition is based on an exit price rather than transaction (entry) price.
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
At June 30, 2009 and December 31, 2008, the FHLBNY measured and recorded fair values under the guidelines established by SFAS 157 in the Statements of Condition for derivatives, available-for-sale securities, for certain consolidated obligation bonds that were designated and recorded at fair value under SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“FVO”), and at June 30, 2009, for certain held-to-maturity securities determined to be OTTI and measured at fair value on a non-recurring basis. At June 30, 2009 and December 31, 2008, the Bank had designated consolidated obligation debt of $550.0 million and $983.0 million under the FVO. A significant percentage of fixed-rate advances and consolidated obligation bonds are hedged to mitigate the risk of fair value changes from changes in the interest rate environment and are typically accounted under hedge accounting rules in a fair value hedging relationship. When the FHLBNY deems that a hedge relationship is either not operationally practical or considers the hedge may not be highly effective under SFAS 133 hedging rules, the FHLBNY may designate certain advances and consolidated obligation bonds as economic hedges.

Fair Values of Derivative positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities under hedge accounting rules to mitigate fair value risks. In addition, the Bank records the fair value of an insignificant amount of mortgage-delivery commitments as derivatives, also under hedge accounting rules. For additional information, see Note 15 – Derivatives and hedging activities.
Valuations of derivative assets and liabilities reflect the value of the instrument including the value associated with counterparty risk. Derivative values also take into account the FHLBNY’s own credit standing. The valuation of the derivative instrument reflects the net credit differential between the FHLBNY and its counterparties to its derivative contracts. The computed fair values of the FHLBNY’s OTC derivatives take into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. On a contract-by-contract basis, the collateral and netting arrangements sufficiently mitigated the impact of the credit differential between the FHLBNY and its counterparties to an immaterial level such that an adjustment for nonperformance risk was not deemed necessary. Fair values of the derivatives were computed using quantitative models and employed multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. These multiple market inputs were predominantly actively quoted and verifiable through external sources, including brokers and market transactions. As a result, model selection and inputs did not involve significant judgments.
Fair Values of investments classified as available-for-sale securities — Changes in the values of available-for-sale securities are recorded in Accumulated other comprehensive income (loss), which is a component of members’ capital, with an offset to the recorded value of the investments in the Statements of Condition. The Bank’s entire portfolio of mortgage-backed securities classified as available-for-sale (“AFS”) is comprised of securities issued by GSE variable rate collateralized mortgage obligations which are marketable at recorded fair values. A small percentage of the AFS portfolio at June 30, 2009 and December 31, 2008 consisted of investments in equity and bond mutual funds held by grantor trusts owned by the FHLBNY. The unit prices, or the “Net asset values,” of the underlying mutual funds were available through publicly viewable web sites and the units were marketable at recorded fair values. In summary, the recorded fair values of available-for-sale securities in the Statements of Condition at June 30, 2009 and December 31, 2008 reflected the estimated price at which the positions could be sold.
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
See Note 16 — Fair Values of Financial Instruments — for additional disclosures with respect to the Levels associated with assets and liabilities recorded on the Bank’s Statements of Condition at June 30, 2009 and December 31, 2008. See Note 16 – Fair Values of Financial Instruments — for more information about fair value disclosures of financial instruments under the provisions of SFAS 107.
Fair Value on a Nonrecurring Basis — Certain held-to-maturity investment securities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments in certain circumstances (for example, when there is evidence of other-than-temporary impairment). The FHLBNY early adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP115-2”). In accordance with FSP115-2, held-to-maturity mortgage-backed securities with a cost basis of $275.9 million were written down to their fair value of $188.1 million during the two quarters in 2009 as a result of evidence of other-than-temporary impairment (“OTTI”). The impairment consisted of a credit loss component of $10.6 million recorded as a charge to earnings in the six months ended June 30, 2009. The non-credit component of $77.4 million was recorded in Accumulated other comprehensive income (loss). The Bank also has immaterial amounts of Other real estate owned (“OREO”) properties that are recorded on a fair value basis as a nonrecurring financial asset.

Financial Assets and Financial Liabilities recorded under the Fair Value Option — SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159” or “FVO”), created a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. In the third quarter of 2008, the FHLBNY elected the FVO designation for certain consolidated obligation bonds, which were hedged by interest rate swaps in an economic hedge of the changes in the fair values of the designated bonds. See Note 16 – Fair Values of Financial Instruments for more information.
In addition, SFAS 157 measurement standards were adopted in the fair value measurement of financial assets and liabilities disclosed under the provisions of SFAS 107 “Disclosures About Fair Value of Financial Instruments” as amended by FSP FAS 107-1 “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). See Estimated Fair values (SFAS 107) – Summary Tables for more information about fair values (Note 16 — Fair Values of Financial Instruments).
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
Held-to-maturity securities — The FHLBNY classifies investments for which it has both the ability and intent to hold to maturity as held-to-maturity investments, and are recorded at amortized cost basis. Amortized cost basis includes adjustments made to the cost of an investment for accretion, amortization, collection of cash, and fair value hedge accounting adjustments. If a held-to-maturity security is determined to be OTTI, the amortized cost basis of the security is adjusted for credit losses. Amortized cost basis of a held-to-maturity OTTI security is further adjusted for impairment related to all other factors (also referred to as the non-credit component of OTTI) recognized in Accumulated other comprehensive income (loss), and the adjusted amortized cost basis is the carrying value of the OTTI security reported in the Statements of Condition. Carrying value for a held-to-maturity security that is not impaired is its amortized cost basis.
Under SFAS 115, changes in circumstances may cause the FHLBNY to change its intent to hold certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the FHLBNY that could not have been reasonably anticipated may cause the FHLBNY to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity. The Bank did not transfer or sell any held-to-maturity securities due to changes in circumstances thus far in 2009 as well as in 2008 or 2007.

In accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) such that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale of a security occurs after the FHLBNY has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security paid over its term.
Available-for-sale securities — The FHLBNY classifies investments that it may sell before maturity as available-for-sale and carries them at fair value. Fair value changes are recorded in Accumulated other comprehensive income until the security is sold or is anticipated to be sold.
The FHLBNY classifies investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities is recorded in other comprehensive income as a net unrealized gain or loss on available-for-sale securities. If available-for-sale securities had been hedged under a SFAS 133 qualifying fair value hedge, the FHLBNY would record the portion of the change in value related to the risk being hedged in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities together with the related change in the fair value of the derivative, and would record the remainder of the change in Accumulated other comprehensive income as a Net unrealized gain (loss) on available-for-sale securities. If available-for-sale securities had been hedged under a SFAS 133 qualifying cash flow hedge, the FHLBNY would record the effective portion of the change in value of the derivative related to the risk being hedged in other comprehensive income as a Net unrealized gain (loss) on hedging activities. The ineffective portion would be recorded in Other income (loss) and presented as a Net realized and unrealized gain (loss) on derivatives and hedging activities. The FHLBNY computes the amortization and accretion of premiums and discounts on mortgage-backed securities using the level-yield method over the estimated lives of the securities. The FHLBNY’s estimated life method requires a retrospective adjustment of the effective yield each time the FHLBNY changes the estimated life as if the new estimate had been known at the original acquisition date of the asset.
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
The FHLBNY regularly evaluates its investments for impairment and determines if unrealized losses are temporary based in part on the creditworthiness of the issuers and the underlying collateral. A security is considered impaired if its fair value is less than its amortized cost basis. Amortized cost basis includes adjustments made to the cost of an investment for accretion, amortization, collection of cash, previous OTTI recognized in earnings and fair value hedge accounting adjustments. If management has made a decision to sell such an “impaired” security, OTTI is considered to have occurred. If a decision to sell the impaired investment has not been made, but management concludes that it is more likely than not that it will be required to sell such a security before recovery of the amortized cost basis of the security, an OTTI is also considered to have occurred.

Even if management does not intend to sell such an impaired security, an OTTI has occurred if analysis determines that a credit loss exists. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is a credit loss. To determine if a credit loss exists, management compares the present value of the cash flows expected to be collected to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the security’s amortized cost, an OTTI exists, irrespective of whether management will be required to sell such a security. The Bank’s methodology for calculating the present value of expected cash flows is to discount the expected cash flows (principal and interest) of a fixed-rate security that is deemed as OTTI by using the effective interest rate of the security as of the date it was acquired. For a variable-rate security that is evaluated for OTTI, the expected cash flows are computed using a forward-rate curve.
If management determines that it intends to sell a security in an unrealized loss position or can no longer assert that it will not be required to sell such as security before recovery of the amortized cost basis of the security, the entire OTTI is recorded as a charge to earnings in the period management reaches such a decision.
However, if management determines that OTTI exists only because of a credit loss (even if it does not intend to sell or it will not be required to sell such a security), the amount of impairment related to credit loss will affect earnings and the amount of loss related to factors other than credit loss is recognized as a component of Accumulated other comprehensive income (loss).
If the FHLBNY determines that OTTI has occurred, it accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment. The investment security is written down to fair value, which becomes its new amortized cost basis. The new amortized cost basis is not adjusted for subsequent recoveries in fair value.
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
In the current year second quarter, the Bank recognized total OTTI losses of $72.8 million, of which the credit component was $5.3 million and the non-credit component was $67.5 million. Ten held-to-maturity private-label mortgage-backed securities with a book value of $239.4 million at June 30, 2009 were written down by $72.8 million to their fair value. The non-credit loss of $67.5 million was recorded in Accumulated other comprehensive income (loss). The credit component of the OTTI of $5.3 million was recorded as a charge to current year second quarter’s earnings. The Bank had also determined two other securities to be OTTI in the current year first quarter. The cumulative year-to-date credit loss charged through earnings for all 12 OTTI securities was $10.6 million, and the non-credit component recorded in Accumulated other comprehensive income (loss) was $77.4 million through June 30, 2009. The Bank did not experience any OTTI during 2008 or 2007.

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
Each security screened to be at risk of OTTI is typically run under several scenarios, each with independent assumptions of constant prepayment rates or prepayment speeds (“CPR”), conditional default rates (“CDR”) and “Loss severity”. The Bank’s methodology for deriving its assumptions is based on latest actual performance statistics extracted from reports from trustees, loan servicer reports and other sources (“Historical Scenario”). The FHLBNY then generates expected cash flows to be collected and a detailed understanding of each security’s credit-support structure and credit-enhancement sufficiency to enable management to determine if the security is credit impaired.
OTTI Governance Committee — On April 28, 2009, and May 7, 2009, the Finance Agency provided the FHLBanks with guidance on the process for determining OTTI with respect to the FHLBanks’ holdings of private-label MBS and their adoption of FSP FAS 115-2 in the first quarter of 2009. The goal of the guidance is to promote consistency among all FHLBanks in the process for determining OTTI for private-label MBS.
Beginning with the second quarter of 2009, consistent with the objectives of the Finance Agency guidance, the FHLBanks formed an OTTI Governance Committee (OTTI Committee) with the responsibility for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate the cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The OTTI Committee charter was approved on June 11, 2009, and provides a formal process by which the FHLBanks can provide input on and approve the assumptions.

Each FHLBank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold the same private-label MBS are required to consult with one another to make sure that any decision that a commonly held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks.
To promote consistency in the application of the assumptions and implementation of the OTTI methodology, the FHLBanks have established control procedures whereby the FHLBanks that are performing cash flow analysis select a sample group of private-label MBS and each perform cash flow analyses on all such test MBS, using the assumptions approved by the OTTI Committee. These FHLBanks exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.
The FHLBNY owns certain private-label mortgage-backed securities, which because of their specific vintage (pre 2003), could not be modeled by the two approved FHLBanks. For those securities, the FHLBNY developed its own assumptions and analysis, and computed cash flow analysis to determine impairment.
For securities that could be modeled by the two approved FHLBanks, the FHLBNY’s OTTI framework for the second quarter of 2009 took into consideration the results received from the two FHLBanks and performed security level analysis in tandem with its own assessment of OTTI, including analysis performed by a specialized vendor contracted by the FHLBNY.
Monoline Insurers — Certain held-to-maturity private-label MBS are insured by third-party bond insurers (“monoline insurers”). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. For securities that are screened and identified to be at risk of OTTI and protected by such third-party insurance, the analysis looks first to the performance of the underlying security, considering its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due. If these protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.
Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. In estimating the insurers’ capacity to provide credit protection in the future to cover any decrease in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to assess the ability of monoline insurer to meet future insurance obligations. The methodology establishes boundaries that can be used on a consistent basis, and includes both quantitative and qualitative factors.
This methodology calculates the length of time a monoline is expected to remain financially viable to pay claims for securities insured; it employs for the most part, publicly available information to identify cash flows used up by a monoline for insurance claims. Based on the monoline’s existing insurance reserves, the methodology attempts to predict the length of time over which the monoline’s claims-paying resource could sustain bond insurance losses. The methodology provides an indicator of a point in time in the future when the monoline’s claim-paying resource are estimated to be exhausted.

For the FHLBNY insured securities that are deemed to be credit impaired absent insurer protection, the methodology compares the timing and amount of the cash flow shortfall to the timing of when a monoline’s claim-paying resource is deemed exhausted. The analysis quantifies both the timing and the amount of cash flow shortfall that the insurer is unlikely to be able to cover. However, estimation of an insurer’s financial strength to remain viable over a long time horizon requires significant judgment and assumptions. Predicting when the insurers may no longer have the ability to perform under their contractual agreements, then comparing the timing and amounts of cash flow shortfalls of securities that are credit impaired absent insurer protection requires significant judgment.
Determining a monoline’s financial viability is primarily based on an analysis which establishes quantitative boundaries to provide consistency in the assessment of OTTI under different fact patterns. See Monoline Analysis and Methodology in Note 4 — Held-to-maturity securities for more information. Because predicting outcomes over a distant time horizon is inherently subjective, the FHLBNY employs qualitative factors to assist in the identification of critical quantitative inputs and assumptions.
The FHLBNY believes that bond insurance is an inherent aspect of credit support within the structure of the security itself and it is appropriate to include insurance in its evaluation of expected cash flows and determination of OTTI. The FHLBNY has also established that the terms of insurance enable the insurance to travel with the security if the security is sold in the future. Currently, the monolines that provide insurance for the Bank’s securities are going concerns and are honoring claims with their existing capital resources. Within the boundaries set in the methodology outlined above, the Bank believes it is appropriate to assert that insurer credit support can be relied upon over a certain period of time. As with all assumptions, changes to these assumptions may result in materially different outcomes and the realization of additional other-than-temporary impairment charges in the future.
Mortgage Loans Held-for-portfolio
The FHLBNY participates in the Mortgage Partnership Finance program® (“MPF” ®) by purchasing and originating conventional mortgage loans from its participating members, herein after referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans purchased were not a significant total of the outstanding mortgage loans held-for-portfolio at June 30, 2009 and December 31, 2008. The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities. The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers. Collectability of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”) for which the maximum exposure is estimated to be $13.9 million and $13.8 million at June 30, 2009 and at December 31, 2008. The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI. The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY or originates as an agent for the FHLBNY (only relates to MPF 100 product). For assuming this risk, PFIs receive monthly “credit enhancement fees” from the FHLBNY.
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
The FHLBNY defers and amortizes premiums, costs, and discounts as interest income using the level yield method to the loan’s contractual maturities. The FHLBNY classifies mortgage loans as held-for-portfolio and, accordingly, reports them at their principal amount outstanding, net of premiums, costs and discounts.
The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income.
Allowance for credit losses on mortgage loans. The Bank performs periodic reviews of its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the principal and interest. Mortgage loans, that are either classified under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due, are separated from the aggregate pool and evaluated separately for impairment.
The allowance for credit losses on mortgage loans was $2.8 million and $1.4 million as of June 30, 2009 and December 31, 2008.
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
If adversely classified, or on non-accrual status, reserves for conventional mortgage loans, except FHA and VA insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses are fully reserved. FHA and VA insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicers defaulting on their obligations. FHA and VA insured mortgage loans, if adversely classified, will have reserves established only in the event of a default of a PFI. Reserves are based on aging, collateral value and estimated costs to recover any uninsured portion of the MPF loan.
The FHLBNY also holds participation interests in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program. Acquisition of participations under the CMA program was suspended indefinitely in November 2001, and outstanding balance was $4.0 million at June 30, 2009 and December 31, 2008. If adversely classified, CMA loans will have additional reserves established based on the shortfall of the underlying estimated liquidation value of collateral to cover the remaining balance of the CMA loan. Reserve values are calculated by subtracting the estimated liquidation value of the collateral (after sale value) from the current remaining balance of the CMA loan.

Note 2. Cash and due from banks
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in cash and due from banks.
Compensating balances
The Bank maintained average required clearing balances with various Federal Reserve Banks of approximately $1.0 million for the periods ended June 30, 2009 and December 31, 2008. The Bank uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through deposit reserves
The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks were $79.0 million and $31.0 million as of June 30, 2009 and December 31, 2008. The Bank includes member reserve balances in other liabilities in the Statements of Condition.
Note 3. Interest-bearing deposits
In October 2008, the Board of Governors of the Federal Reserve System directed the Federal Reserve Banks (“FRB”) to pay interest on balances in excess of certain required reserve and clearing balances. The formula for calculating interest earned is based on average excess balances over the calculation period; rates are generally tied to the federal funds rate. The balances at June 30, 2009 and December 31, 2008 represent the actual excess balance with the Federal Reserve Bank of New York. The program established in October 2008 for the FRB to pay interest on excess balances will no longer be available to the FHLBNY commencing July 1, 2009. The FRB will pay interest only on required reserves.

Note 4. Held-to-maturity securities
Held-to-maturity securities consist of mortgage- and asset-backed securities (collectively mortgage-backed securities or “MBS”), state and local housing finance agency bonds, and short-term certificates of deposits issued by highly rated banks and financial institutions.
The FHLBNY classifies investments for which it has both the ability and intent to hold to maturity as held-to-maturity investments, and are recorded at amortized cost basis. Amortized cost basis, as defined under the recently issued FSP FASB 115-2, includes adjustments made to the cost of an investment for accretion, amortization, collection of cash, and fair value hedge accounting adjustments. If a held-to-maturity security is determined to be OTTI, the amortized cost basis of the security is adjusted for previous OTTI recognized in earnings. Amortized cost basis of a held-to-maturity OTTI security is further adjusted for impairment related to all other factors (also referred to as the non-credit component of OTTI) recognized in Accumulated other comprehensive income (loss), and the adjusted amortized cost basis is the carrying value of the OTTI security reported in the Statements of Condition. Carrying value of a held-to-maturity security that is not OTTI is its amortized cost basis.
At June 30, 2009 and December 31, 2008, the FHLBNY had pledged MBS with an amortized cost basis of $2.4 million and $2.7 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.
Mortgage-backed securities — The carrying value and amortized cost basis of investments in mortgage-backed securities issued by Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”) (together, government sponsored enterprises or “GSE”) and a U.S. government agency at June 30, 2009 was $8.4 billion, or 86.8% of the carrying value basis of total MBS classified as held-to-maturity. The comparable amortized cost basis of GSE issued MBS at December 31, 2008 was $7.6 billion, or 81.3% of total MBS classified as held-to-maturity. The carrying value basis (amortized cost less non-credit component of OTTI) of privately issued mortgage- and asset-backed securities at June 30, 2009 and December 31, 2008 was $1.3 billion and $1.7 billion. Privately issued MBS primarily included commercial mortgage- and asset-backed securities, mortgage pass-throughs and Real Estate Mortgage Investment Conduit bonds, and securities supported by manufactured housing loans.
Certificates of deposits — Investments in certificates of deposit are also classified as held-to-maturity. All such investments mature within one year. There was no investment in certificates of deposits at June 30, 2009. The amortized cost basis of certificates of deposit was $1.2 billion at December 31, 2008.
State and local housing finance agency bonds — Investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) were classified as held-to-maturity and the amortized cost basis was $768.2 million and $804.1 million at June 30, 2009 and December 31, 2008.
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

Impairment analysis of held-to-maturity non-agency private-label mortgage- and asset-backed securities (“PLMBS”) — At June 30, 2009, the FHLBNY evaluated all 54 (55 at December 31, 2008) non-agency private label residential and asset-backed MBS in its investment portfolio by performing a security-level review. Commercial mortgage-backed securities were also reviewed at a security level. As a result of this security level review, the FHLBNY identified 41 securities at June 30, 2009 (21 at December 31, 2008) with performance measures indicating the possibility of other-than-temporary impairment based on the Bank’s screening and monitoring parameters, which included pricing, credit rating and credit enhancement coverage. These securities were evaluated further by analyzing the expected cash flows to be collected based on the structure of the security under certain assumptions, such as estimated default rates, loss severity and prepayment speeds. For more information, see Significant Accounting Policies and Estimates in Note 1. The security level analysis of the 41 securities concluded that 10 securities were determined to be credit impaired at June 30, 2009. An additional two securities were determined to be OTTI at March 31, 2009, for which no additional credit impairment was necessary at June 30, 2009. The remaining 29 securities were determined to be not credit impaired. The following table summarizes key characteristics of the 29 securities at risk of OTTI at June 30, 2009 that were not credit impaired (dollars in thousands):

		June 30, 2009
		AMBAC		MBIA		FSA		Uninsured
		Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair	Gross
Ratings	Count	Value	Value	Value	Value	Value	Value	Value	Value	Losses

AAA	21	$—	$—	$—	$—	$11,062	$6,953	$342,616	$258,313	$(88,412)
AA	2	—	—	3,144	2,426	—	—	21,462	13,812	(8,368)
A	1	—	—	—	—	—	—	49,004	44,585	(4,419)
BBB	4	49,112	27,679	—	—	—	—	—	—	(21,433)
BB	1	—	—	—	—	—	—	30,962	25,360	(5,602)

Total	29	$49,112	$27,679	$3,144	$2,426	$11,062	$6,953	$444,044	$342,070	$(128,234)

The table below summarizes the key characteristics of the 12 OTTI securities (including two securities deemed OTTI at March 31, 2009) (dollars in thousands):

		June 30, 2009
		Insurer MBIA		Insurer AMBAC		Uninsured		OTTI		Gross OTTI Losses
			Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Ratings	Count	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

AAA	1	$—	$—	$—	$—	$61,277	$56,538	$(438)	$(2,766)	$(3,204)	$—
A	2	—	—	55,780	32,388	—	—	(2,038)	(21,345)	—	(23,383)
BBB	2	—	—	54,303	32,475	—	—	(679)	(21,141)	—	(21,820)
BB	6	13,559	7,918	69,672	45,180	—	—	(4,099)	(25,761)	—	(29,860)
B	1	23,022	13,636	—	—	—	—	(3,339)	(6,385)	—	(9,724)

Total	12	$36,581	$21,554	$179,755	$110,043	$61,277	$56,538	$(10,593)	$(77,398)	$(3,204)	$(84,787)

Note:	One security rated triple-A is a prime RMBS; all other 11 OTTI securities are subprime RMBS.

Gross Losses include realized cumulative credit losses of $10.6 million year-to-date June 30, 2009.
The table below summarizes the key characteristics of the two securities deemed as OTTI at March 31, 2009 (dollars in thousands):

		March 31, 2009
		Insurer MBIA		OTTI		Gross OTTI Losses
			Fair	Credit	Non-credit	Less than	More than
Ratings	Count	UPB	Value	Loss	Loss	12 months	12 months

BB	1	$13,752	$8,273	$(1,926)	$(3,553)	$—	$(5,479)
B	1	23,259	13,535	(3,339)	(6,385)	—	(9,724)

Total	2	$37,011	$21,808	$(5,265)	$(9,938)	$—	$(15,203)

Note:	OTTI securities are subprime RMBS.

Gross Losses include realized credit losses of $5.3 million year-to-date March 31, 2009
Significant assumptions used at the security level to develop expected cash flows of the 12 credit impaired securities were as follows:

		Key Base Assumption — OTTI Securities
		CDR		CPR		Loss Severity %		WAL Years
	Count	Range	Average	Range	Average	Range	Average	Range	Average

AAA**	1	2.0	2.0	14.0	14.0	40.0	40.0	3.4	3.4
Vector based*[1]	1	8.0	8.0	12.4	12.4	51.1	51.1	4.4	4.4
Point-in-time based**[2]	10	12.1- 3.4	7.2	10.2 - 2.0	4.9	100.0 - 60.0	94.1	8.2 - 4.3	6.3

Total	12

*	Average and data based on loan level information.

**	Average and data based on security level information.

[1]	Security rated BBB

[2]	Securities rated A, B, BBB
Vintage and collateral type: The triple-A security was issued in 2006 and is a prime RMBS; all other securities were issued in years 1999 through 2003 and are sub-prime RMBS.
Conditional Prepayment Rate(CPR): 1-((1-SMM^12) where, SMM is defined as the “Single Monthly Mortality (SMM)” = (Voluntary partial and full prepayments + repurchases + Liquidated Balances)/Beginning Principal Balance — Scheduled Principal). Voluntary prepayment excludes the liquidated balances mentioned above.
Conditional Default Rate (CDR): 1-((1-MDR)^12) where, MDR is defined as the “Monthly Default Rate (MDR)” = (Beginning Principal Balance of Liquidated Loans)/(Total Beginning Principal Balance).
Loss Severity (Principal Only of current period) = Sum (Principal Realized Loss Amount)/Sum (Beginning Principal Balance of Liquidated Loans).

Monoline support — Eleven insured securities have been identified as credit impaired absent credit protection from Ambac and MBIA to meet scheduled payments in the future. Cash flows on certain insured securities are currently experiencing cash flow shortfalls. Ambac and MBIA are currently paying claims in order to meet current cash flow deficiency within the structure of the securities. Of the 12 securities determined to be OTTI, nine are insured by Ambac Assurance Corp (“Ambac”) and two by MBIA Insurance Corp (“MBIA”). One OTTI security, a triple-A rated security, is uninsured.
Monoline Analysis and Methodology — The two monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Rating downgrade implies an increased risk that the insurer will fail to fulfill its obligations to reimburse the investor for claims under the insurance policies. Monoline insurers are segmented into two categories of claims paying ability — (1) Adequate, and (2) At Risk. These categories represent an assessment of an insurer’s ability to perform as a financial guarantor.
Adequate. Monolines determined to possess “adequate” claims paying ability are expected to provide full protection on their insured private-label mortgage-backed securities. Accordingly, bonds insured by monolines with adequate ability to cover written insurance are run with full financial guarantee set to “on” in the cash flow model.
At Risk. For monolines with at risk coverage, further analysis is performed to establish an expected case regarding the time horizon of the monoline’s ability to fulfill its financial obligations and provide credit support. Accordingly, bonds insured by monolines in the at risk category are run with a partial financial guarantee in the cashflow model. This partial claim paying condition is expressed in the cashflow model by specifying a “guarantee ignore” date. The ignore date is based on the “burnout period” calculation method.
Burnout Period. The projected time horizon of credit protection provided by an insurer is a function of claim paying resources and anticipated claims in the future. This assumption is referred to as the “burnout period” and is expressed in months, and is computed by dividing each (a) insurers’ total claims paying resources by the (b) “burnout rate” projection. This variable uses monthly or aggregate dollar amount of claims each insurer has paid most recently, and additional qualitative information pertinent to the financial guarantor.
Based on the methodology, the Bank has classified FSA as adequate, and MBIA and Ambac as “at risk”. The Bank analyzed the going-concern basis of Ambac and MBIA and their financial strength to perform with respect to their contractual obligations for the securities owned by the FHLBNY; the monolines are currently performing under the terms of their contractual agreements with respect to the FHLBNY’s insured bonds. However, estimation of an insurer’s financial strength to remain viable over a long time horizon requires significant judgment and assumptions. Predicting when the insurers may no longer have the ability to perform under their contractual agreements, then comparing the timing and amounts of cash flow shortfalls of securities that are credit impaired to when insurer protection may not be available, and determining credit impairment is judgmental.

The monoline analysis methodology resulted in the following “Protection time horizon” dates for Ambac and MBIA:

	Protection time horizon calculation
	AMBAC	MBIA

Burnout period (months)	105	32
Coverage ignore date	3/1/2018	2/1/2012
Number of OTTI securities	9	2
OTTI Conclusion — Based on the Bank’s methodologies and analysis, OTTI was recognized at June 30, 2009 for the 9 private label held-to-maturity securities owned by the FHLBNY and insured by Ambac. At March 31, 2009, Management made a similar determination and deemed two securities insured by MBIA to be OTTI, and no additional credit impairment was deemed necessary for the two securities at June 30, 2009. Management’s analysis determined that the 11 insured securities would require cash flow support from Ambac and MBIA beyond the period the FHLBNY’s methodology considers Ambac and MBIA’s claim paying ability to remain viable. OTTI was also recognized for one security that was not insured. The Bank will continue to closely monitor the viability of the monoline insurers on an on-going basis.
The Bank early adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009, and has applied accounting provisions under the FSP FAS 115-2. Recognition of OTTI under the FSP 115-2 resulted in charge of $5.3 million to current year second quarter earnings and the amount represented management’s best estimate of credit losses of the 10 securities for which the FHLBNY does not intend to sell the securities and it is more likely than not that the FHLBNY will not be required to sell the securities prior to recovery of their amortized cost basis. Impairment factors other than credit losses were $67.5 million and were charged directly to Accumulated other comprehensive loss at June 30, 2009. At March 31, 2009, OTTI on two securities resulted in a credit charge of $5.3 million against first quarter 2009 earnings. The cumulative credit losses recognized year-to-date June 30, 2009 on all 12 OTTI securities was $10.6 million.
With respect to the Bank’s remaining investments, the Bank believes no OTTI exists. The Bank’s conclusion is based upon multiple factors: bond issuers’ continued satisfaction of their obligations under the contractual terms of the securities; the estimated performance of the underlying collateral; the evaluation of the fundamentals of the issuers’ financial condition; and the estimated support from the monoline insurers under the contractual terms of insurance. Management has not made a decision to sell such securities at June 30, 2009. Management has also concluded that it is more likely than not that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. Based on factors outlined above, the FHLBNY believes that the remaining securities classified as held-to-maturity were not other-than-temporarily impaired as of June 30, 2009.
However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market and spreads return to levels that reflect underlying credit characteristics, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the presumption of the ability of monoline insurers to support the insured securities identified at June 30, 2009 as dependent on insurance is negatively impacted by the insurers’ future financial performance, it would be likely that additional OTTI may be recognized in future periods.

The following table provides rollforward information of the credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities for which a significant portion of the OTTI (non-credit component) was recognized in Accumulated other comprehensive income (loss) (in thousands):

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Beginning balance	$5,264	$—	$—	$—

Additions to the credit component for OTTI loss not previously recognized	5,329	—	10,593	—
Credit component of OTTI reclassified to earnings	—	—	—	—

Ending balance	$10,593	$—	$10,593	$—

Major Security Types
The amortized cost basis, the gross unrealized gains and losses, the fair values of held-to-maturity securities, and OTTI recognized in Accumulated other comprehensive income were as follows (in thousands):

	June 30, 2009
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrealized	Unrealized	Fair
	Basis	in OCI	Value	Holding Gains	Holding Losses	Value

State and local housing agency bonds	$768,206	$—	$768,206	$3,547	$(25,108)	$746,645
Mortgage-backed securities	9,780,340	(77,159)	9,703,181	256,380	(237,104)	9,722,457

Total	$10,548,546	$(77,159)	$10,471,387	$259,927	$(262,212)	$10,469,102

	December 31, 2008
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Holding Gains	Holding Losses	Value

State and local housing agency bonds	$804,100	$6,573	$(47,512)	$763,161
Mortgage-backed securities	9,326,443	187,531	(342,662)	9,171,312
Certificates of deposit	1,203,000	328	—	1,203,328

Total	$11,333,543	$194,432	$(390,174)	$11,137,801

Amortized cost basis (also carrying values) of commercial mortgage-backed securities were $90.5 million and $267.0 million at June 30, 2009 and December 31, 2008. The remaining securities at those dates were supported by residential loans, including manufactured housing loans.

Unrealized Losses
The following tables summarize held-to-maturity securities with fair values below their amortized cost basis. The fair values and gross unrealized holding losses are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position. (in thousands)

	June 30, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities

State and local housing agency obligations	$278,404	$(24,334)	$11,611	$(774)	$290,015	$(25,108)

Total Non-MBS	278,404	(24,334)	11,611	(774)	290,015	(25,108)

MBS Investment Securities

MBS — Other US Obligations

Ginnie Mae	194,758	(1,517)	2,926	(18)	197,684	(1,535)

MBS-GSE

Fannie Mae	357,141	(745)	3,298	(5)	360,439	(750)
Freddie Mac	714,485	(6,570)	—	—	714,485	(6,570)

Total MBS-GSE	1,071,626	(7,315)	3,298	(5)	1,074,924	(7,320)

MBS-Private-Label	97,977	(2,899)	957,826	(302,509)	1,055,803	(305,408)

Total MBS	1,364,361	(11,731)	964,050	(302,532)	2,328,411	(314,263)

Total	$1,642,765	$(36,065)	$975,661	$(303,306)	$2,618,426	$(339,371)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities

State and local housing agency obligations	$78,261	$(16,065)	$84,108	$(31,447)	$162,369	$(47,512)

Total Non-MBS	78,261	(16,065)	84,108	(31,447)	162,369	(47,512)

MBS Investment Securities

MBS — Other US Obligations

Ginnie Mae	6,137	(187)	—	—	6,137	(187)

MBS-GSE

Fannie Mae	3,452	(125)	—	—	3,452	(125)
Freddie Mac	1,102	(30)	32	—	1,134	(30)

Total MBS-GSE	4,554	(155)	32	—	4,586	(155)

MBS-Private-Label	509,273	(115,061)	718,321	(227,259)	1,227,594	(342,320)

Total MBS	519,964	(115,403)	718,353	(227,259)	1,238,317	(342,662)

Total Temporarily Impaired	$598,225	$(131,468)	$802,461	$(258,706)	$1,400,686	$(390,174)

Note 5. Available-for-sale securities
Impairment analysis on Available-for-sale securities — The Bank’s portfolio of mortgage-backed securities classified as available-for-sale (“AFS”) is comprised entirely of securities issued by GSEs as variable rate collateralized mortgage obligations which are “pass through” securities. The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities. Based on the Bank’s analysis, GSE securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. The U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE and agency issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. Management has not made a decision to sell such securities at June 30, 2009. Management also concluded that it is more likely than not that it will not be required to sell such securities before recovery of the amortized cost basis of the security. The FHLBNY believes that these securities were not other-than-temporarily impaired as of June 30, 2009 and December 31, 2008. The Bank established certain grantor trusts to fund current and future payments under certain supplemental pension plans and these are classified as available-for-sale. The grantor trusts invest in money market and bond funds. Investments in equity and fixed-income funds are redeemable at short notice, and realized gains and losses from investments in the funds were not significant. No available-for-sale-securities had been pledged at June 30, 2009 and December 31, 2008.
The amortized cost basis, gross unrealized gains, losses, and the fair value of investments classified as available-for-sale were as follows (in thousands):

	June 30, 2009
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

Cash equivalents	$899	$—	$—	$899
Equity funds	9,752	37	(3,155)	6,634
Fixed income funds	3,350	135	—	3,485
Mortgage-backed securities	2,503,386	7,473	(14,619)	2,496,240

Total	$2,517,387	$7,645	$(17,774)	$2,507,258

	December 31, 2008
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

Cash equivalents	$836	$—	$—	$836
Equity funds	8,978	—	(3,516)	5,462
Fixed income funds	3,833	66	(10)	3,889
Mortgage-backed securities	2,912,642	364	(61,324)	2,851,682

Total	$2,926,289	$430	$(64,850)	$2,861,869

There were no AFS securities supported by commercial mortgage-backed securities at June 30, 2009 and December 31, 2008.

Unrealized Losses – Available-for-sale securities (in thousands):

	June 30, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities

MBS-GSE

Fannie Mae	$—	$—	$1,121,352	$(10,427)	$1,121,352	$(10,427)
Freddie Mac	—	—	733,587	(4,192)	733,587	(4,192)

Total MBS-GSE	—	—	1,854,939	(14,619)	1,854,939	(14,619)

Total Temporarily Impaired	$—	$—	$1,854,939	$(14,619)	$1,854,939	$(14,619)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities

MBS-GSE

Fannie Mae	$1,662,928	$(35,047)	$142,630	$(3,539)	$1,805,558	$(38,586)
Freddie Mac	957,617	(21,744)	39,077	(994)	996,694	(22,738)

Total MBS-GSE	2,620,545	(56,791)	181,707	(4,533)	2,802,252	(61,324)

Total Temporarily Impaired	$2,620,545	$(56,791)	$181,707	$(4,533)	$2,802,252	$(61,324)

Notes:	Does not include unrealized losses of $3.2 million and $3.5 million at June 30, 2009 and December 31, 2008 in several grantor trusts comprising of money market and mutual funds.
Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, previous OTTI recognized in earnings and/or fair value hedge accounting adjustments. There were no AFS securities determined to be OTTI at June 30, 2009. No securities were hedged at June 30, 2009.
Gross unrealized losses at June 30, 2009 and December 31, 2008 were caused by interest rate changes, credit spread widening and reduced liquidity in the applicable markets. The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis above represent temporary impairment.

Note 6. Advances
Redemption terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	June 30, 2009			December 31, 2008
		Weighted[2]			Weighted[2]
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$143	1.25%	—%	$—	—%	—%
Due in one year or less	22,953,697	1.70	23.74	32,420,095	2.52	31.36
Due after one year through two years	16,408,127	3.15	16.97	16,150,121	3.71	15.62
Due after two years through three years	8,784,046	3.09	9.08	7,634,680	3.76	7.39
Due after three years through four years	7,907,571	3.34	8.18	6,852,514	3.74	6.63
Due after four years through five years	3,659,912	3.55	3.78	3,210,575	3.88	3.11
Due after five years through six years	1,894,612	3.55	1.96	836,689	3.74	0.81
Thereafter	35,088,649	3.83	36.29	36,275,053	3.96	35.08

Total par value	96,696,757	3.09%	100.00%	103,379,727	3.44%	100.00%

Discount on AHP advances [1]	(292)			(330)
SFAS 133 hedging basis adjustments [1]	3,761,367			5,773,479

Total	$100,457,832			$109,152,876

[1]	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Interest rates on AHP advances ranged from 1.25% to 3.50% at June 30, 2009 and 1.25% to 6.04% at December 31, 2008.

[2]	The weighed average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate bonds, the weighted average rate is the rate outstanding at the reporting dates.
The following summarizes advances by year of maturity or next call date (dollars in thousands):

	June 30, 2009		December 31, 2008
		Percentage of		Percentage of
	Amount	Total	Amount	Total

Overdrawn demand deposit accounts	$143	—%	$—	—%
Due or putable in one year or less	56,475,109	58.40	63,251,007	61.18
Due or putable after one year through two years	19,014,077	19.66	18,975,821	18.36
Due or putable after two years through three years	8,826,796	9.13	10,867,530	10.51
Due or putable after three years through four years	6,734,271	6.96	5,293,364	5.12
Due or putable after four years through five years	3,030,912	3.14	2,728,075	2.64
Due or putable after five years through six years	257,612	0.27	230,189	0.22
Thereafter	2,357,837	2.44	2,033,741	1.97

Total par value	96,696,757	100.00%	103,379,727	100.00%

Discount on AHP advances	(292)		(330)
SFAS 133 hedging basis adjustments	3,761,367		5,773,479

Total	$100,457,832		$109,152,876

Note 7. Mortgage loans held-for-portfolio
Mortgage Partnership Finance program, (“MPF”) constitutes the majority of the mortgage loans held-for-portfolio. The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from or originated through its participating financial institutions (“PFIs”). The members retain servicing rights and may credit-enhance the portion of the loans participated to the FHLBNY. No intermediary trust is involved.
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2009		December 31, 2008
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Real Estate:
Fixed medium-term single-family mortgages	$430,982	31.21%	$467,845	32.15%
Fixed long-term single-family mortgages	945,617	68.50	983,493	67.58
Multi-family mortgages	3,959	0.29	4,009	0.27

Total par value	1,380,558	100.00%	1,455,347	100.00%

Unamortized premiums	9,738		10,662
Unamortized discounts	(5,892)		(6,310)
Basis adjustment [1]	(584)		(408)

Total mortgage loans held-for-portfolio	1,383,820		1,459,291
Allowance for credit losses	(2,759)		(1,406)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,381,061		$1,457,885

[1]	Represents fair value basis of open and closed delivery commitments.
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers (See Significant Accounting Policies and Estimates in Note 1 in the Bank’s most recent Form 10-K filed on March 27, 2009). The first layer is typically 100 basis points but varies with the particular MPF program. The amount of the first layer, or First Loss Account (“FLA”), was estimated as $13.9 million and $13.8 million at June 30, 2009 and December 31, 2008. The FLA is not recorded or reported as a reserve for loan losses as it serves as a memorandum information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the Participating Financial Institution (“PFI”) has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued were $0.4 million for the second quarters of 2009 and 2008, and $0.8 million for the six months ended June 30, 2009 and 2008. The fees were reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.

The following provides rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Beginning balance	$1,848	$663	$1,405	$633
Charge-offs	(14)	—	(14)	—
Provision for credit losses on mortgage loans	925	216	1,368	246

Ending balance	$2,759	$879	$2,759	$879

The First Loss Account (“FLA”) memorializes the first tier of credit exposure and is neither an indication of inherent losses in the loan portfolio nor a loan loss reserve.
As of June 30, 2009 and December 31, 2008, the FHLBNY had $10.8 million and $4.8 million of non-accrual loans. The estimated fair value of the mortgage loans as of June 30, 2009 and December 31, 2008 is reported in Note 16 – Fair Values of Financial Instruments. Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.
The following table summarizes mortgage loans held-for-portfolio, all Veterans Administrations insured loans, past due 90 days or more and still accruing interest (in thousands):

	June 30, 2009	December 31, 2008

Secured by 1-4 family	$577	$507

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
Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks. The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $1.1 trillion and $1.3 trillion as of June 30, 2009 and December 31, 2008.

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
The FHLBNY met the qualifying unpledged asset requirements in each of the period ends in this report as follows:

	June 30, 2009	December 31, 2008

Percentage of unpledged qualifying assets to consolidated obligations	108%	107%

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

The following summarizes consolidated obligations issued by the FHLBNY and outstanding at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008

Consolidated obligation bonds-amortized cost	$71,460,743	$80,978,383
SFAS 133 fair value basis adjustments	718,872	1,254,523
Fair value basis on terminated hedges	4,258	7,857
SFAS 159 valuation adjustments and accrued interest	303	15,942

Total Consolidated obligation-bonds	$72,184,176	$82,256,705

Discount notes-amortized cost	$47,275,915	$46,329,545
Fair value basis adjustments	—	361

Total Consolidated obligation-discount notes	$47,275,915	$46,329,906

Redemption Terms of consolidated obligation bonds
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2009			December 31, 2008
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate [1]	of total	Amount	Rate [1]	of total

One year or less	$44,765,600	1.19%	62.72%	$49,568,550	1.93%	61.23%
Over one year through two years	12,921,150	2.73	18.10	16,192,550	3.20	20.00
Over two years through three years	5,196,545	3.21	7.28	5,299,700	3.73	6.55
Over three years through four years	2,528,980	4.20	3.54	2,469,575	4.75	3.05
Over four years through five years	2,298,550	4.47	3.22	3,352,450	3.99	4.14
Over five years through six years	1,249,500	5.10	1.75	989,300	5.06	1.22
Thereafter	2,415,050	5.33	3.39	3,082,050	5.35	3.81

Total par value	71,375,375	2.04%	100.00%	80,954,175	2.64%	100.00%

Bond premiums	121,689			63,737
Bond discounts	(36,321)			(39,529)
SFAS 133 fair value basis adjustments	718,872			1,254,523
Fair value basis adjustments on terminated hedges	4,258			7,857
SFAS 159 valuation adjustments and accrued interest	303			15,942

Total bonds	$72,184,176			$82,256,705

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps. The weighted average coupon of bonds outstanding at June 30, 2009 and December 31, 2008, represent contractual coupons payable to investors.

The following summarizes bonds outstanding by year of maturity or next call date (dollars in thousands):

	June 30, 2009		December 31, 2008
		Percentage of		Percentage of
	Amount	total	Amount	total
Year of Maturity or next call date
Due or callable in one year or less	$47,674,600	66.79%	$53,034,550	65.51%
Due or callable after one year through two years	11,935,950	16.72	15,472,350	19.11
Due or callable after two years through three years	4,516,545	6.33	4,843,700	5.98
Due or callable after three years through four years	2,044,980	2.87	1,445,575	1.79
Due or callable after four years through five years	2,088,550	2.93	2,954,450	3.65
Due or callable after five years through six years	955,000	1.33	684,800	0.85
Thereafter	2,159,750	3.03	2,518,750	3.11

Total par value	71,375,375	100.00%	80,954,175	100.00%

Bond premiums	121,689		63,737
Bond discounts	(36,321)		(39,529)
SFAS 133 fair value adjustments	718,872		1,254,523
Fair value basis adjustments on terminated hedges	4,258		7,857
SFAS 159 valuation adjustments and accrued interest	303		15,942

Total carrying value	$72,184,176		$82,256,705

Discount notes
Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding consolidated discount notes were as follows (dollars in thousands):

	June 30, 2009	December 31, 2008

Par value	$47,308,571	$46,431,347

Amortized cost	$47,275,915	$46,329,545
Fair value basis adjustments	—	361

Total	$47,275,915	$46,329,906

Weighted average interest rate	0.26%	1.00%

Note 9. Deposits
The FHLBNY accepts demand, overnight and term deposits from its members. A member that services mortgage loans may deposit in the FHLBNY funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.
The following table summarizes term deposits (in thousands):

	June 30, 2009	December 31, 2008

Due in one year or less	$36,350	$117,400

Total term deposits	$36,350	$117,400

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
The following provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Beginning balance	$128,368	$124,332	$122,449	$119,052
Additions from current period’s assessments	21,025	8,515	37,582	20,127
Net disbursements for grants and programs	(9,356)	(8,677)	(19,994)	(15,009)

Ending balance	$140,037	$124,170	$140,037	$124,170

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
The FHLBNY is subject to risk-based capital rules. Specifically, the FHLBNY is subject to three capital requirements. First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit, market, and operations risks capital requirements calculated in accordance with the FHLBNY policy and the rules and regulations of the Federal Housing Finance Agency (“Finance Agency”). Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Agency may require the FHLBNY to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements. In addition, the FHLBNY is required to maintain at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times plus allowance for loan loss reserves and nonpermanent capital weighted 1.0 times plus allowance for loan loss reserves divided by total assets. The FHLBNY was in compliance with the capital rules and requirements for all periods reported.

[1]	On December 12, 2007 the Finance Board, the predecessor of the Finance Agency, approved amendments to the FHLBNY’s capital plan which allow the FHLBNY to recalculate the membership stock purchase requirement any time after 30 days subsequent to a merger. The amendments also permit the FHLBNY to use a zero mortgage asset base in performing the calculation, which recognizes the fact that the corporate entity that was once its member no longer exists. As a result of these amendments, the FHLBNY could determine that all of the membership stock formerly held by the member would become excess stock, which would give the FHLBNY the discretion, but not the obligation, to repurchase that stock prior to the expiration of the five-year notice period.

Capital Ratios
The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	June 30, 2009		December 31, 2008
	Required [4]	Actual	Required [4]	Actual
Regulatory capital requirements:
Risk-based capital[1]	$575,387	$6,098,536	$650,333	$6,111,676
Total capital-to-asset ratio	4.00%	4.72%	4.00%	4.44%
Total capital[2]	$5,165,155	$6,101,296	$5,501,596	$6,113,082
Leverage ratio	5.00%	7.09%	5.00%	6.67%
Leverage capital[3]	$6,456,444	$9,150,564	$6,876,995	$9,168,920

[1]	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

[2]	Actual “Total capital” is “Risk-based capital” plus allowance for credit losses. Does not include reserves for the Lehman Brothers receivable which is a specific reserve.

[3]	Actual Leverage capital is “Risk-based capital” times 1.5 plus allowance for loan losses.

[4]	Required minimum.
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
In accordance with SFAS 150, the FHLBNY reclassifies the stock subject to redemption from equity to a liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Under such circumstances, the member shares will then meet the definition of a mandatorily redeemable financial instrument and are reclassified to a liability at fair value. Dividends on member shares classified as a liability in the Statements of Condition and an offset in the Statements of Income as an interest expense. The repayment of these mandatorily redeemable financial instruments, once settled, is reflected as financing cash outflows in the Statements of cash flows. In compliance with this provision, dividends on mandatorily redeemable capital stock in the amounts of $2.8 million and $2.7 million for the three months ended June 30, 2009 and 2008, and $3.7 million and $6.9 million for the six months ended June 30, 2009 and 2008 were recorded as interest expense.

If a member cancels its notice of voluntary withdrawal, the FHLBNY will reclassify the mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
At June 30, 2009 and December 31, 2008, mandatorily redeemable capital stock of $128.3 million and $143.1 million were held by former members who had attained non-member status by virtue of being acquired by non-members. A small number of members had also became non-members by relocating their charters to outside the FHLBNY’s membership district.
Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	June 30, 2009	December 31, 2008

Redemption less than one year	$80,186	$38,328
Redemption from one year to less than three years	40,981	83,159
Redemption from three years to less than five years	2,127	14,646
Redemption after five years or greater	4,960	6,988

Total	$128,254	$143,121

Anticipated redemptions assume the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances. Commencing January 1, 2008, the Bank may also redeem, at its discretion, non-members’ membership stock.
Note 12. Total comprehensive income
Changes in Accumulated other comprehensive income (loss) and total comprehensive income were as follows for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30, 2009
			Accretion of
			non-credit portion			Accumulated
	Available-	Non-credit	of impairment	Cash	Supplemental	Other		Total
	for-sale	OTTI on HTM	losses on	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	securities	HTM securities	hedges	Plans	Income (Loss)	Income	Income

March 31, 2008	$(17,034)	$—	$—	$(35,436)	$(5,087)	$(57,557)

Net change	(12,578)	—	—	1,738	—	(10,840)	$73,982	$63,142

June 30, 2008	$(29,612)	$—	$—	$(33,698)	$(5,087)	$(68,397)

March 31, 2009	$(33,994)	$(9,938)	$—	$(28,312)	$(6,550)	$(78,794)

Net change	23,865	(67,460)	239	1,910	—	(41,446)	$186,428	$144,982

June 30, 2009	$(10,129)	$(77,398)	$239	$(26,402)	$(6,550)	$(120,240)

	Six months ended June 30, 2009
			Accretion of
			non-credit portion			Accumulated
	Available-	Non-credit	of impairment	Cash	Supplemental	Other		Total
	for-sale	OTTI on HTM	losses on	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	securities	HTM securities	hedges	Plans	Income (Loss)	Income	Income

December 31, 2007	$(373)	$—	$—	$(30,215)	$(5,087)	$(35,675)

Net change	(29,239)	—	—	(3,483)	—	(32,722)	$174,206	$141,484

June 30, 2008	$(29,612)	$—	$—	$(33,698)	$(5,087)	$(68,397)

December 31, 2008	$(64,420)	$—	$—	$(30,191)	$(6,550)	$(101,161)

Net change	54,291	(77,398)	239	3,789	—	(19,079)	$334,566	$315,487

June 30, 2009	$(10,129)	$(77,398)	$239	$(26,402)	$(6,550)	$(120,240)

Note 13. Earnings per share of capital
The following table sets forth the computation of earnings per share (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income	$186,428	$73,982	$334,566	$174,206

Net income available to stockholders	$186,428	$73,982	$334,566	$174,206

Weighted average shares of capital	54,336	48,765	55,152	47,117
Less: Mandatorily redeemable capital stock	(1,345)	(1,743)	(1,387)	(1,844)

Average number of shares of capital used to calculate earnings per share	52,991	47,022	53,765	45,273

Net earnings per share of capital	$3.52	$1.57	$6.22	$3.85

Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents.
Note 14. Employee retirement plans
The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“DB Plan”). The DB Plan is a tax-qualified multiple-employer defined benefit pension plan that covers all officers and employees of the Bank. For accounting purposes, the DB Plan is a multi-employer plan and does not segregate its assets, liabilities, or costs by participating employer. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The Bank’s contributions are a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations.

In addition, the Bank maintains a Benefit Equalization Plan (“BEP”) that restores defined benefits and contribution benefits to those employees who have had their qualified defined benefit and defined contribution benefits limited by IRS regulations. The contribution component of the BEP is a supplemental defined contribution plan. The plan’s liability consists of the accumulated compensation deferrals and accrued interest on the deferrals. The BEP is an unfunded plan. The Bank has established several grantor trusts to meet future benefit obligations and current payments to beneficiaries in supplemental pension plans. The Bank also offers a Retiree Medical Benefit Plan, which is a postretirement health benefit plan. There are no funded plan assets that have been designated to provide postretirement health benefits. The Bank has established several grantor trusts to meet future benefit obligations and current payments to beneficiaries in supplemental pension plans.
Effective January 1, 2009, the Bank offers a Nonqualified Deferred Compensation Plan to certain officer employees and to the members of the Board of Directors of the Bank. Participants in the plan may elect to defer all or a portion of their compensation earned. The deferment period is generally for a minimum period of five years. Amounts recorded as a liability were de minimis at June 30, 2009.
Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Defined Benefit Plan	$1,442	$1,494	$2,883	$2,989
Benefit Equalization Plan (defined benefit)	514	470	1,029	939
Defined Contribution Plan and BEP Thrift	542	299	784	485
Postretirement Health Benefit Plan	251	250	502	499

Total retirement plan expenses	$2,749	$2,513	$5,198	$4,912

Benefit Equalization Plan (“BEP”)
The plan’s liability consisted of the accumulated compensation deferrals and accrued interest on the deferrals. There were no plan assets that have been designated for the BEP plan.
Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$152	$153	$305	$306
Interest cost	263	237	526	473
Amortization of unrecognized prior service cost	(36)	(36)	(72)	(72)
Amortization of unrecognized net loss	135	116	270	232

Net periodic benefit cost	$514	$470	$1,029	$939

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the Bank’s BEP were as follows (dollars in thousands):

	June 30, 2009	December 31, 2008

Discount rate *	6.14%	6.14%
Salary increases	5.50%	5.50%
Amortization period (years)	8	8
Benefits paid during the periods	$(544)	$(392)

*	The discount rate was based on the Citigroup Pension Liability Index at December 31, 2008 and adjusted for durations.
The total amounts of benefits paid and expected to be paid under this plan are not expected to be materially different from amount disclosed in the Bank’s Form 10-K filed on March 27, 2009.
Postretirement Health Benefit Plan
The Bank has a postretirement health benefit plan for retirees. Employees over the age of 55 are eligible provided they have completed ten years of service after age 45.
Components of the net periodic benefit cost for the postretirement health benefit plan were (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Service cost (benefits attributed to service during the period)	$139	$128	$278	$256
Interest cost on accumulated postretirement health benefit obligation	217	228	434	454
Amortization of loss	78	77	156	155
Amortization of prior service cost/(credit)	(183)	(183)	(366)	(366)

Net periodic postretirement health benefit cost	$251	$250	$502	$499

Key assumptions and other information to determine obligation for the Bank’s postretirement health benefit plan were as follows:

	June 30, 2009	December 31, 2008
Weighted average discount rate at the end of the year*	6.14%	6.14%

Health care cost trend rates:
Assumed for next year	7.00%	7.00%
Ultimate rate	5.00%	5.00%
Year that ultimate rate is reached	2011	2011
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

*	The discount rate was based on the Citigroup Pension Liability Index at December 31, 2008 and adjusted for durations.

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
In an economic hedge, a derivative hedges specific or non-specific underlying assets, liabilities or firm commitments, but the hedge does not qualify for hedge accounting under SFAS 133; it is, however, an acceptable hedging strategy under the FHLBNY’s risk management program. These strategies also comply with the Finance Agency’s regulatory requirements prohibiting speculative use of derivatives. An economic hedge introduces the potential for earnings variability due to the changes in fair value recorded on the derivatives that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. The FHLBNY will execute an interest rate swap to match the terms of a asset or liability that is elected under the Fair Value Option under SFAS 159 and the swap is also considered as an economic hedge to mitigate the volatility of the FVO designated asset or liability due to change in the full fair value of the designated asset or liability. In the third quarter of 2008, the FHLBNY elected the FVO for certain consolidated obligation bonds and executed interest rate swaps to offset the fair value changes of the bonds. At June 30, 2009 and December 31, 2008, par amounts of debt designated under the FVO were $550.0 million and $983.0 million.
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

Hedging activities
Consolidated Obligations — The FHLBNY manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflows on the derivative with the cash outflows on the consolidated obligation. While consolidated obligations are the joint and several obligations of the FHLBanks, one or more FHLBanks may individually serve as counterparties to derivative agreements associated with specific debt issues. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and each of those FHLBanks could enter into an interest rate swap contract in which the counterparty pays to the FHLBank fixed cash flows designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligations. Such transactions are treated as fair value hedges under SFAS 133.
The issuance of the FHLB fixed-rate bonds to investors and the execution of interest rate swaps typically result in cash flow pattern in which the FHLBNY has effectively converted the bonds’ cash flows to variable cash flows that closely match the interest payments it receives on short-term or variable-rate advances. From time-to-time, this intermediation between the capital and swap markets has permitted the FHLBNY to raise funds at a lower cost than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets. The FHLBNY does not issue consolidated obligations denominated in currencies other than U.S. dollars.
The FHLBNY has also issued variable-rate consolidated obligations bonds indexed to 1 month-LIBOR, the U.S. Prime rate, or federal funds rate and has simultaneously executed interest-rate swaps to hedge the basis risk of the variable rate debt to 3-month LIBOR, the Bank’s preferred funding base. The interest rate swaps were accounted as economic hedges of the floating-rate bonds.
In the third quarter of 2008, the FHLBNY had elected the Fair Value Option under SFAS 159 for certain consolidated obligation bonds and these were measured under the provisions of SFAS 157 as of June 30, 2009 and December 31, 2008.
Advances — With a putable advance (also referred to as convertible) borrowed by a member, the FHLBNY may purchase from the member a put option that enables the FHLBNY to effectively convert an advance from fixed-rate to floating-rate if interest rates increase, or to terminate the advance and extend additional credit on new terms. The FHLBNY may hedge a convertible advance by entering into a cancelable derivative where the FHLBNY pays fixed and receives variable. This type of hedge is treated as a fair value hedge under SFAS 133. The swap counterparty can cancel the derivative on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit on new terms.
The optionality embedded in certain financial instruments held by the FHLBNY can create interest rate risk. When a member prepays an advance, the FHLBNY could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the FHLBNY generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. When the Bank offers advances (other than short-term) that members may prepay without a prepayment fee, it usually finances such advances with callable debt. The Bank has not elected the FVO for any advances.
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
Forward Settlements — There were no forward settled securities at June 30, 2009 and December 31, 2008 that would settle outside the shortest period of time for the settlement of such securities.
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
Intermediation — To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties. This intermediation allows smaller members access to the derivatives market. The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net impact of the accounting for these derivatives has a de minimis affect on the operating results of the FHLBNY.
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

Economic hedges — At June 30, 2009 and December 31, 2008, economic hedges were comprised primarily of: (1) short- and medium-term interest rate swaps that hedged the basis risk (Prime rate, Fed fund rate, and the 1-month LIBOR index) of variable-rate bonds issued by the FHLBNY. These swaps were considered freestanding derivatives. The FHLBNY believes the operational cost of designating the basis hedges in a SFAS 133 qualifying hedge would outweigh the benefits of applying hedge accounting. (2) Interest rate caps to hedge balance sheet risk were considered freestanding derivatives. (3) Interest rate swaps hedging interest rate risk within the balance sheet. (4) Interest rate swaps that had been accounted under the provisions of SFAS 133 but had been de-designated from hedge accounting as they were assessed as being not highly effective hedges. (5) Interest rate swaps executed to offset the fair value changes of bonds designated under the provisions of SFAS 159. Changes in fair values of all freestanding derivatives are recorded in Other income as a Net realized and unrealized gain (loss) from derivatives and hedging activities. The FHLBNY is not a derivatives dealer and does not trade derivatives for short-term profit.
Cash Flow hedges
There were no material amounts for the first or second quarters in 2009 and 2008 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. The maximum length of time over which the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions is between three and six months. No cash flow hedges were outstanding at June 30, 2009 and December 31, 2008. The effective portion of the gain or loss on swaps designated and qualifying as a cash flow hedging instrument is reported as a component of Accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged forecasted transaction affect earnings.

Derivative Instruments and Hedging activities
Interest rate swaps, swaptions, and cap and floor agreements (collectively, derivatives) enable the FHLBNY to manage its exposure to changes in interest rates by adjusting the effective maturity, repricing frequency, or option characteristics of financial instruments. The FHLBNY, to a limited extent, also uses interest rate swaps to hedge changes in interest rates prior to debt issuance and essentially to lock in the FHLBNY’s funding cost.
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
All derivatives are recorded on the Statements of Condition at their estimated fair value and designated as either fair value or cash flow hedges for SFAS 133 qualifying hedges, or as non-SFAS 133-qualifying hedges (economic hedges or customer intermediations). In an economic hedge, the Bank retains or executes derivative contracts, which are economically effective in reducing interest-rate risk or balance sheet risk. Such derivatives are designated as economic hedges either because a SFAS 133 qualifying hedge is not available, the hedge is not able to demonstrate that it would be effective on an ongoing basis as a qualifying hedge, or the cost of a SFAS 133 qualifying hedge is not economical. Changes in the fair value of a derivative are recorded in current period earnings for a fair value hedge, or in Accumulated other comprehensive income (loss) for the effective portion of fair value changes of a cash flow hedge.
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
The FHLBNY uses derivatives in three ways: (1) as a fair value or cash flow hedge of an underlying financial instrument or as a cash flow hedge of a forecasted transaction; (2) as intermediation hedges to offset derivative positions (e.g., caps) sold to members; and (3) as an economic hedge, defined as a non-qualifying hedge of an asset or liability and used as an asset/liability management tool. The FHLBNY uses derivatives to adjust the interest rate sensitivity of consolidated obligations to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities. In addition, the FHLBNY uses derivatives to: (4) offset embedded options in assets and liabilities, (5) hedge the market value of existing assets, liabilities, and anticipated transactions; or (6) reduce funding costs.

The following tables present notional amounts and fair values of derivative instruments as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments

Derivatives designated under SFAS 133

Interest rate swaps	$90,739,662	$1,056,114	$(4,168,056)

Total derivatives in SFAS 133 hedging relationships	$90,739,662	$1,056,114	$(4,168,056)

Derivatives not designated under SFAS 133

Interest rate swaps	$38,436,500	$142,734	$(101,167)

Interest rate caps or floors	2,332,000	47,147	(8,306)

Mortgage delivery commitments	3,954	2	(30)

Other	830,000	2,625	(1,921)

Total derivatives not designated under SFAS 133	$41,602,454	$192,508	$(111,424)

Total derivatives before netting and collateral adjustments	$132,342,116	$1,248,622	$(4,279,480)

Netting adjustments		$(1,239,850)	$1,239,850
Cash collateral and related accrued interest		—	2,214,118

Total Collateral and Netting Adjustments		$(1,239,850)	$3,453,968

Total reported on the Statements of Condition		$8,772	$(825,512)

	December 31, 2008
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments

Derivatives designated under SFAS 133

Interest rate swaps	$84,582,796	$1,640,507	$(6,117,173)

Total derivatives in SFAS 133 hedging relationships	$84,582,796	$1,640,507	$(6,117,173)

Derivatives not designated under SFAS 133

Interest rate swaps	$39,691,142	$207,243	$(361,836)

Interest rate caps or floors	2,357,000	16,318	(8,360)

Mortgage delivery commitments	10,395	2	(110)

Other	1,283,000	25,558	(18,734)

Total derivatives not designated under SFAS 133	$43,341,537	$249,121	$(389,040)

Total derivatives before netting and collateral adjustments	$127,924,333	$1,889,628	$(6,506,213)

Netting adjustments		$(1,808,183)	$1,808,183
Cash collateral and related accrued interest		(61,209)	3,836,370

Total collateral and netting adjustments		$(1,869,392)	$5,644,553

Total reported on the Statements of Condition		$20,236	$(861,660)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)

Derivatives and hedged items in SFAS 133 hedging

Interest rate swaps

Advances	$5,322	$(1,001)	$(5,289)	$(1,637)
Consolidated obligations-bonds	5,138	(6,071)	18,020	(3,985)

Net gain (loss) related to fair value hedge ineffectiveness	$10,460	$(7,072)	$12,731	$(5,622)

Net gain (loss) related to cash flow hedge ineffectiveness	$—	$—	$—	$(9)

Derivatives not designated under SFAS 133 hedging

Economic hedges

Interest rate swaps

Advances	$1,022	$2,319	$5,362	$1,108
Consolidated obligations-bonds	41,761	(19,165)	73,242	(18,141)
Consolidated obligations-discount notes	6,723	(2,949)	6,120	(2,894)
Member intermediation	(20)	(2)	(173)	(2)
Balance sheet	174	—	2,407	—
Accrued interest-swaps	(9,912)	(16,140)	(56,135)	(16,170)
Accrued interest-intermediation	19	1	45	3

Caps and floors

Advances	(321)	(409)	(750)	(953)
Balance sheet	29,766	3,006	31,416	3,005
Accrued interest-options	(1,253)	(8)	(1,945)	118

Mortgage delivery commitments	(156)	(128)	(96)	(124)

Swaps under fair value option

Consolidated obligations-bonds	310	—	(7,374)	—
Accrued interest on FVO swaps	67	—	124	—

Net gain (loss) related to derivatives not designated as hedging instruments under SFAS 133	$68,180	$(33,475)	$52,243	$(34,050)

Net gain (loss) on derivatives and hedging activities	$78,640	$(40,547)	$64,974	$(39,681)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives for the three months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,
	2009				2008
	Gain (Loss) on	Gain (Loss) on		Effect of Derivatives	Gain (Loss) on	Gain (Loss) on		Effect of Derivatives
	Derivative	Hedged Item	Earnings Impact	on Net Interest Income	Derivative	Hedged Item	Earnings Impact	on Net Interest Income

FAS 133 hedged item type

Interest rate swaps

Advances	$1,318,444	$(1,313,122)	$5,322	$(417,556)	$1,543,067	$(1,544,068)	$(1,001)	$(166,608)
Consolidated obligations-bonds	(353,207)	358,345	5,138	128,603	(362,888)	356,817	(6,071)	125,689
Consolidated obligations-notes	—	—	—	31	—	—	—	—

Economic hedges

Interest rate swaps

Advances	1,022		1,022		2,319		2,319
Consolidated obligations-bonds	41,761		41,761		(19,165)		(19,165)
Consolidated obligations-notes	6,723		6,723		(2,949)		(2,949)
Member intermediation	(20)		(20)		(2)		(2)
Balance sheet	174		174		—		—
Accrued interest-swaps	(9,912)		(9,912)		(16,140)		(16,140)
Accrued interest-intermediation	19		19		1		1

Caps and floors

Advances	(321)		(321)		(409)		(409)
Balance sheet	29,766		29,766		3,006		3,006
Accrued interest-options	(1,253)		(1,253)		(8)		(8)

Mortgage delivery commitments	(156)		(156)		(128)		(128)

Total	$1,033,040	$(954,777)	$78,263	$(288,922)	$1,146,704	$(1,187,251)	$(40,547)	$(40,919)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives for the six months ended June 30, 2009 and 2008 (in thousands):

	Six months ended June 30,
	2009				2008
	Gain (Loss) on	Gain (Loss) on		Effect of Derivatives	Gain (Loss) on	Gain (Loss) on		Effect of Derivatives
	Derivative	Hedged Item	Earnings Impact	on Net Interest Income	Derivative	Hedged Item	Earnings Impact	on Net Interest Income

FAS 133 hedged item type

Interest rate swaps

Advances	$2,002,002	$(2,007,291)	$(5,289)	$(749,591)	$(1,779)	$142	$(1,637)	$(169,832)
Consolidated obligations-bonds	(517,402)	535,422	18,020	232,683	(55,483)	51,498	(3,985)	169,609
Consolidated obligations-notes	—	—	—	474	—	—	—	—
Cash Flow hedges ineffectiveness	—		—		(9)		(9)

Economic hedges

Interest rate swaps

Advances	5,362	—	5,362	—	1,108	—	1,108	—
Consolidated obligations-bonds	73,242	—	73,242	—	(18,141)	—	(18,141)	—
Consolidated obligations-notes	6,120	—	6,120	—	(2,894)	—	(2,894)	—
Member intermediation	(173)	—	(173)	—	(2)	—	(2)	—
Balance sheet	2,407	—	2,407	—	—	—	—	—
Accrued interest-swaps	(56,135)	—	(56,135)	—	(16,170)	—	(16,170)	—
Accrued interest-intermediation	45	—	45	—	3	—	3	—

Caps and floors

Advances	(750)	—	(750)	—	(953)	—	(953)	—
Balance sheet	31,416	—	31,416	—	3,005	—	3,005	—
Accrued interest-options	(1,945)	—	(1,945)	—	118	—	118	—

Mortgage delivery commitments	(96)	—	(96)	—	(124)	—	(124)	—

Total	$1,544,093	$(1,471,869)	$72,224	$(516,434)	$(91,321)	$51,640	$(39,681)	$(223)

The effect of cash flow hedge related derivative instruments for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three months ended June 30,
	2009				2008
	OCI				OCI
	Gains/(Losses)				Gains/(Losses)
		Location:	Amount	Ineffectiveness		Location:	Amount	Ineffectiveness
	Recognized in	Reclassified to	Reclassified to	Recognized in	Recognized in	Reclassified to	Reclassified to	Recognized in
	OCI [1]	Earnings [1]	Earnings [1]	Earnings	OCI [1]	Earnings [1]	Earnings [1]	Earnings

The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—	$—	Interest Income	$—	$—
Consolidated obligations-bonds	—	Interest Expense	1,910		194	Interest Expense	1,544	—

Total	$—		$1,910	$—	$194		$1,544	$—

[1]	Effective portion

	Six months ended June 30,
	2009				2008
	OCI				OCI
	Gains/(Losses)				Gains/(Losses)
		Location:	Amount	Ineffectiveness		Location:	Amount	Ineffectiveness
	Recognized in	Reclassified to	Reclassified to	Recognized in	Recognized in	Reclassified to	Reclassified to	Recognized in
	OCI [1]	Earnings [1]	Earnings [1]	Earnings	OCI [1]	Earnings [1]	Earnings [1]	Earnings

The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—	$—	Interest Income	$—	$—
Consolidated obligations-bonds	—	Interest Expense	3,789	—	(6,170)	Interest Expense	2,678	9

Total	$—		$3,789	$—	$(6,170)		$2,678	$9

[1]	Effective portion

Note 16. Fair Values of Financial Instruments
Items Measured at Fair Value on a Recurring Basis
The following table presents for each SFAS 157 hierarchy level, the FHLBNY’s assets and liabilities that were measured at fair value on its Statements of Condition at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities	$2,507,258	$—	$2,507,258	$—	$—
Derivative assets	8,772	—	1,248,622	—	(1,239,850)

Total assets at fair value	$2,516,030	$—	$3,755,880	$—	$(1,239,850)

Liabilities
Consolidated obligations:
Bonds	$(550,303)	$—	$(550,303)	$—	$—
Derivative liabilities	(825,512)	—	(4,279,480)	—	3,453,968

Total liabilities at fair value	$(1,375,815)	$—	$(4,829,783)	$—	$3,453,968

	December 31, 2008
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities	$2,861,869	$—	$2,861,869	$—	$—
Derivative assets	20,236	—	1,386,859	—	(1,366,623)

Total assets at fair value	$2,882,105	$—	$4,248,728	$—	$(1,366,623)

Liabilities
Consolidated obligations:
Bonds	$(998,942)	$—	$(998,942)	$—	$—
Derivative liabilities	(861,660)	—	(5,978,026)	—	5,116,366

Total liabilities at fair value	$(1,860,602)	$—	$(6,976,968)	$—	$5,116,366

Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities would be measured at fair value on a nonrecurring basis. For the FHLBNY, such items may include mortgage loans in foreclosure, or mortgage loans and held-to-maturity securities written down to fair value. Certain private-label held-to-maturity MBS were written down to fair value as a result of OTTI during the two quarters ended June 30, 2009 (none prior to December 31, 2008). The fair value of MBS for which a non-recurring change in fair value has been recorded during the 6 months ended June 30, 2009, (in thousands).

					Credit Loss
					June 30, 2009
	Fair Value	Level 1	Level 2	Level 3	Three months	Six months
Held-to-maturity securities
Private-label residential MBS	$188,135	$—	$—	$188,135	$5,329	$10,593

Total	$188,135	$—	$—	$188,135	$5,329	$10,593

Estimated fair values (SFAS 107) — Summary Tables
The Bank early adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” as of January 1, 2009. The FHLBNY has consistently presented estimated fair value disclosures in interim financial statements in prior periods, although it has not been required to under pre-existing GAAP disclosure requirements, as it believed fair values provided useful information to investors and its stockholders with respect to significant changes in the estimated fair values of the FHLBNY’s financial instruments.
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets
Cash and due from banks	$39,588	$39,588	$18,899	$18,899
Interest-bearing deposits	13,865,009	13,867,574	12,169,096	12,170,681
Available-for-sale securities	2,507,258	2,507,258	2,861,869	2,861,869
Held-to-maturity securities
Long-term securities	10,471,387	10,469,102	10,130,543	9,934,473
Certificates of deposit	—	—	1,203,000	1,203,328
Advances	100,457,832	100,879,367	109,152,876	109,421,358
Mortgage loans, net	1,381,061	1,430,787	1,457,885	1,496,329
Accrued interest receivable	367,457	367,457	492,856	492,856
Derivative assets	8,772	8,772	20,236	20,236
Other financial assets	2,357	2,357	2,713	2,713

Liabilities
Deposits	2,277,829	2,277,907	1,451,978	1,452,648
Consolidated obligations:
Bonds	72,184,176	72,515,020	82,256,705	82,533,048
Discount notes	47,275,915	47,290,806	46,329,906	46,408,907
Mandatorily redeemable capital stock	128,254	128,254	143,121	143,121
Accrued interest payable	280,889	280,889	426,144	426,144
Derivative liabilities	825,512	825,512	861,660	861,660
Other financial liabilities	83,438	83,438	38,594	38,594

The following table summarizes the activity related to consolidated obligation bonds for which the Bank elected the fair value option under SFAS 159 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance, beginning of the period	$25,377	$—	$998,942	$—
New transaction elected for fair value option	550,000	—	550,000	—
Maturities and terminations	(25,000)	—	(983,000)	—
Change in fair value	86	—	(8,226)	—
Change in accrued interest	(160)	—	(7,413)	—

Balance, end of the period	$550,303	—	$550,303	—

The following table presents the change in fair value include in the Statements of Income for the consolidated obligation bonds designated under SFAS 159 (in thousands):

	Three months ended June 30, 2009			Six months ended June 30, 2009
	Interest expense on		Total change in fair	Interest expense on		Total change in fair
	consolidated obligation	Net gain(loss) due to	value included in	consolidated obligation	Net gain(loss) due to	value included in
	bonds	changes in fair value	current period earnings	bonds	changes in fair value	current period earnings

Consolidated obligations-bonds	$(215)	$(86)	$(301)	$(1,289)	$8,226	$6,937

The following table compares the aggregate fair value and aggregate remaining contractual fair value and aggregate remaining contractual principal balance outstanding of consolidated obligation bonds for which the fair value option has been elected under SFAS 159 (in thousands):

	June 30, 2009
			Fair value
	Principal Balance	Fair value	over/(under)
Consolidated obligations-bonds	$550,000	$550,303	$303

	December 31, 2008
			Fair value
	Principal Balance	Fair value	over/(under)
Consolidated obligations-bonds	$983,000	$998,942	$15,942

Notes to Estimated Fair Values of financial instruments (SFAS 107)
The fair value of financial instruments is defined as the price FHLBNY would receive to sell an asset in an orderly transaction between market participants at the measurement date. A financial liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair values are based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices are not available, valuation models and inputs are utilized. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or markets and the instruments’ complexity.
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
Investment securities
The fair value of mortgage-backed investment securities is estimated by management using information from specialized pricing services that use pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models employed by pricing services for most of the Bank’s investments are market based and observable and are considered Level 2. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs in the models are based on new issue and secondary market transactions if securities that are traded in sufficient volumes in the secondary market. The valuation of the Bank’s private-label securities that are all designated as held-to-maturity may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 because the inputs may not be market based and observable. In accordance with the provisions of SFAS 115, as amended by the FASB issued FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP FAS 115-2 and FAS 124-2”), certain held-to-maturity private-label mortgage-backed securities were written down to their fair value as a result of a recognition of OTTI during the two quarters in 2009. The OTTI impaired securities are considered to be Level 3 financial instruments within the SFAS 157 valuation hierarchy as of June 30, 2009. This determination was made based on management’s view that the OTTI private-label instruments may not have an active market because of the specific vintage of the impaired securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities. Fair values of these securities were determined by management using third party specialized vendor pricing services that made appropriate adjustments to observed prices of comparable securities that were being transacted in orderly market. Fair values of the OTTI securities at June 30, 2009 aggregated $188.1 million.

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
Derivative assets and liabilities
The FHLBNY’s derivatives are traded in the over-the-counter market and are valued using discounted cash flow models that use as their basis, readily observable and market based inputs. Significant inputs include interest rates and volatilities. These derivative positions are classified within Level 2 of the valuation hierarchy, and include interest rate swaps, swaptions, interest rate caps and floors, and mortgage delivery commitments. SFAS No. 157 clarified that the valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing and non-performance risk. The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges at least weekly. The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank or its derivative counterparties was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of derivative assets and derivative liabilities in the Statements of Conditions at June 30, 2009 and December 31, 2008.

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

Note 17. Commitments and contingencies
The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” as amended by FSP No. FAS 133-1 and FIN 45-4. (“FIN 45”), the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception in FIN 45. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at June 30, 2009 and December 31, 2008. The par amount of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, were approximately $1.1 trillion and $1.3 trillion at June 30, 2009 and December 31, 2008.
Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $1,030.8 million and $908.6 million as of June 30, 2009 and December 31, 2008, respectively and had original terms of up to 15 years, with a final expiration in 2019. Standby letters of credit are fully collateralized. Unearned fees on standby letters of credit were recorded in other liabilities and were not significant as of June 30, 2009 and December 31, 2008. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit.
During the third quarter of 2008, each FHLBank, including the FHLBNY, entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral updated on a weekly basis. As of June 30, 2009 and December 31, 2008, the FHLBNY had provided the U.S. Treasury listings of advance collateral amounting to $22.0 billion and $16.3 billion, which provides for maximum borrowings of $17.4 billion and $14.2 billion at June 30, 2009 and December 31, 2008. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of June 30, 2009, no FHLBank had drawn on this available source of liquidity. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4.0 billion.

Under the MPF program, the Bank was unconditionally obligated to purchase $4.0 million and $10.4 million in mortgage loans at June 30, 2009 and December 31, 2008. Commitments are generally for periods not to exceed 45 days. Under the provision of SFAS 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities,” such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $439.0 million and $246.9 million as of June 30, 2009 and December 31, 2008.
The FHLBNY generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure. To mitigate the counterparties’ exposures, the FHLBNY pledged $2.2 billion and $3.8 billion in cash as collateral at June 30, 2009 and December 31, 2008, and these amounts were reported as a component of Derivative liabilities. At June 30, 2009 and December 31, 2008, the FHLBNY was also exposed to credit risk associated with outstanding derivative transactions measured by the replacement cost of derivatives in a nil position. The Bank’s credit exposure at June 30, 2009 as defined above was below the threshold agreements with derivative counterparties and no collateral was required to be pledged by counterparties. At December 31, 2008, the Bank’s credit exposure was reduced by cash collateral of $61.2 million delivered by derivatives counterparties and held by the Bank. The amount was recorded as a deduction to Derivative assets at December 31, 2008.
Net rental expense and the cost of operating leases for the three and six months ended June 30, 2009 and 2008 were not material. The lease agreements for FHLBNY premises provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.

The following table summarizes contractual obligations and contingencies as of June 30, 2009 (in thousands):

	June 30, 2009
	Payments due or expiration terms by period
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations

Consolidated obligations-bonds at par [1]	$44,765,600	$18,117,695	$4,827,530	$3,664,550	$71,375,375

Mandatorily redeemable capital stock [1]	80,186	40,981	2,127	4,960	128,254

Premises (lease obligations) [2]	3,060	6,120	5,816	7,595	22,591

Total contractual obligations	44,848,846	18,164,796	4,835,473	3,677,105	71,526,220

Other commitments

Standby letters of credit	1,007,156	3,628	12,115	7,934	1,030,833

Consolidated obligation-bonds/ discount notes traded not settled	1,809,648				1,809,648

Open delivery commitments (MPF)	3,954				3,954

Total other commitments	2,820,758	3,628	12,115	7,934	2,844,435

Total obligations and commitments	$47,669,604	$18,168,424	$4,847,588	$3,685,039	$74,370,655

[1]	Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures. Callable bonds contain exercise date or a series of exercise dates that may result in a shorter redemption period.

[2]	Immaterial amount of commitments for equipment leases not included.
The FHLBNY does not anticipate any credit losses from its off-balance sheet commitments and accordingly no provision for losses was required.

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
Debt Transfers
During the current year and prior year two quarters, there was no transfer of consolidated obligation bonds to other FHLBanks. Generally, when debt is transferred, it is exchanged for a cash price that represents the fair market value of the debt. Additionally, no debt was transferred to the FHLBNY from another FHLBank for the first two quarters of 2009 and 2008.
At trade date, the transferring bank notifies the Office of Finance of a change in primary obligor for the transferred debt.
Advances sold or transferred
No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in the current year or prior year two quarters ended June 30.
Loans to other Federal Home Loan Banks
In the current year or prior year two quarters, the FHLBNY had not extended loans to another FHLBank. Generally, loans made to other FHLBanks are uncollateralized.
Borrowings from other Federal Home Loan Banks
In the current year and prior year two quarters, the FHLBNY had not borrowed funds from another FHLBank that were material. The FHLBNY borrows from other FHLBanks, generally for a period of one day and are not collateralized.

The following tables summarize outstanding balances with related parties at June 30, 2009 and December 31, 2008, and transactions for the three and six months ended June 30, 2009 and 2008 (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital

	June 30, 2009		December 31, 2008
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$39,588	$—	$18,899
Interest-bearing deposits	—	13,865,009	—	12,169,096
Federal funds sold	—	—	—	—
Available-for-sale securities	—	2,507,258	—	2,861,869
Held-to-maturity securities
Long-term securities	—	10,471,387	—	10,130,543
Certificates of deposit	—	—	—	1,203,000
Advances	100,457,832	—	109,152,876	—
Mortgage loans [1]	—	1,381,061	—	1,457,885
Accrued interest receivable	320,668	46,789	433,755	59,101
Premises, software, and equipment	—	14,574	—	13,793
Derivative assets [2]	—	8,772	—	20,236
Other assets [3]	204	15,731	153	18,685

Total assets	$100,778,704	$28,350,169	$109,586,784	$27,953,107

Liabilities and capital
Deposits	$2,277,829	$—	$1,451,978	$—
Consolidated obligations	—	119,460,091	—	128,586,611
Mandatorily redeemable capital stock	128,254	—	143,121	—
Accrued interest payable	373	280,516	814	425,330
Affordable Housing Program [4]	140,037	—	122,449	—
Payable to REFCORP	—	45,640	—	4,780
Derivative liabilities [2]	—	825,512	—	861,660
Other liabilities [5]	79,004	41,575	31,003	44,750

Total liabilities	$2,625,497	$120,653,334	$1,749,365	$129,923,131

Capital	5,850,042	—	5,867,395	—

Total liabilities and capital	$8,475,539	$120,653,334	$7,616,760	$129,923,131

[1]	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

[2]	Derivative assets and liabilities include insignificant fair values due to intermediation activities on behalf of members.

[3]	Includes insignificant amounts of miscellaneous assets that are considered related party.

[4]	Represents funds not yet disbursed to eligible programs.

[5]	Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party: Income and Expense transactions

	Three months ended
	June 30, 2009		June 30, 2008
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$351,295	$—	$661,142	$—
Interest-bearing deposits [1]	—	9,123	—	4,848
Federal funds sold	—	1	—	19,187
Available-for-sale securities	—	7,772	—	23,092
Held-to-maturity securities
Long-term securities	—	117,863	—	123,900
Certificates of deposit	—	33	—	58,987
Mortgage loans [2]	—	18,169	—	19,399
Loans to other FHLBanks and other	—	—	—	—

Total interest income	$351,295	$152,961	$661,142	$249,413

Interest expense
Consolidated obligations	$—	300,483	$—	739,135
Deposits	709	—	10,690	—
Mandatorily redeemable capital stock	2,794	—	2,656	—
Cash collateral held and other borrowings	—	11	14	255

Total interest expense	$3,503	$300,494	$13,360	$739,390

Service fees	$1,096	$—	$797	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

	Six months ended
	June 30, 2009		June 30, 2008
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$853,517	$—	$1,532,927	—
Interest-bearing deposits [1]	—	18,041	—	13,846
Federal funds sold	—	69	—	48,605
Available-for-sale securities	—	16,291	—	32,575
Held-to-maturity securities
Long-term securities	—	244,683	—	258,248
Certificates of deposit	—	541	—	161,238
Mortgage loans [2]	—	37,273	—	39,032
Loans to other FHLBanks and other	—	—	3	—

Total interest income	$853,517	$316,898	$1,532,930	$553,544

Interest expense
Consolidated obligations	$—	733,568	—	$1,741,679
Deposits	1,486	—	25,865	—
Mandatorily redeemable capital stock	3,672	—	6,934	—
Cash collateral held and other borrowings	—	48	159	580

Total interest expense	$5,158	$733,616	$32,958	$1,742,259

Service fees	$2,080	$—	$1,487	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

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
The FHLBNY’s total assets and capital could significantly decrease if one or more large members were to withdraw from membership or decrease business with the Bank. Members might withdraw or reduce their business as a result of consolidating with an institution that is a member of another FHLBank, or for other reasons. The FHLBNY has considered the impact of losing one or more large members. In general, a withdrawing member would be required to repay all indebtedness prior to the redemption of its capital stock. Under current conditions, the FHLBNY does not expect the loss of a large member to impair its operations, since the FHLBank Act of 1999 does not allow the FHLBNY to redeem the capital of an existing member if the redemption would cause the FHLBNY to fall below its capital requirements. Consequently, the loss of a large member should not result in an inadequate capital position for the FHLBNY. However, such an event could reduce the amount of capital that the FHLBNY has available for continued growth. This could have various ramifications for the FHLBNY, including a possible reduction in net income and dividends, and a lower return on capital stock for remaining members.
The top five advance holders at June 30, 2009, December 31, 2008 and June 30, 2008, and associated interest income are summarized as follows (dollars in thousands):

	June 30, 2009
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Six months

Hudson City Savings Bank [1]	Paramus	NJ	$17,325,000	17.9%	$177,134	$353,204
Metropolitan Life Insurance Company	New York	NY	14,905,000	15.4	91,777	195,083
New York Community Bank [1]	Westbury	NY	8,444,012	8.7	77,336	154,716
Manufacturers and Traders Trust Company	Buffalo	NY	7,094,170	7.3	28,224	64,723
MetLife Bank, N.A.	Bridgewater	NJ	3,842,000	4.0	10,994	21,805

Total			$51,610,182	53.3%	$385,465	$789,531

[1]	Officer of member bank also serves on the Board of Directors of the FHLBNY.

	December 31, 2008
				Percentage of
			Par	Total Par Value	Interest
	City	State	Advances	of Advances	Income

Hudson City Savings Bank [1]	Paramus	NJ	$17,525,000	17.0%	$671,146
Metropolitan Life Insurance Company	New York	NY	15,105,000	14.6	260,420
Manufacturers and Traders Trust Company	Buffalo	NY	7,999,689	7.7	257,649
New York Community Bank [1]	Westbury	NY	7,796,517	7.5	337,019
Astoria Federal Savings and Loan Assn	Long Island City	NY	3,738,000	3.6	151,066

Total			$52,164,206	50.4%	$1,677,300

[1]	Officer of member bank also serves on the Board of Directors of the FHLBNY.

	June 30, 2008
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Six months

Hudson City Savings Bank [1]	Paramus	NJ	$16,275,000	18.2%	$106,396	$265,445
Manufacturers and Traders Trust Company	Buffalo	NY	8,490,413	9.5	39,204	107,772
New York Community Bank [1]	Westbury	NY	8,124,721	9.1	58,336	149,496
Metropolitan Life Insurance Company	New York	NY	6,030,000	6.7	29,839	84,408
HSBC Bank USA, National Association	New York	NY	4,008,311	4.5	24,886	72,306

Total			$42,928,445	48.0%	$258,661	$679,427

[1]	Officer of member bank also serves on the Board of Directors of the FHLBNY.
The following table summarizes capital stock held by members who were beneficial owners of more than 5% of the FHLBNY’s outstanding capital stock as of June 30, 2009 and December 31, 2008 (shares in thousands):

		Number	Percent
	June 30, 2009	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock
Hudson City Savings Bank [1]	West 80 Century Road Paramus, NJ 07652	8,770	15.95%
Metropolitan Life Insurance Company	200 Park Ave New York, NY 10166	7,970	14.50
New York Community Bank [1]	615 Merrick Ave Westbury, NY 11590	4,273	7.77
Manufacturers and Traders Trust Company	One M&T Plaza Buffalo, NY 14203	3,902	7.10

		24,915	45.32%

[1]	Officer of member bank also serves on the Board of Directors of the FHLBNY.

		Number	Percent
	December 31, 2008	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock
Hudson City Savings Bank	West 80 Century Road, Paramus, NJ 07652	8,656	15.11%
Metropolitan Life Insurance Company	200 Park Ave., New York, NY 10166	8,302	14.49
Manufacturers and Traders Trust Company	One M & T Plaza, Buffalo, NY 14203	4,327	7.55
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	3,928	6.86

		25,213	44.01%

Note 20. Subsequent events
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. There are two types of subsequent events:
a. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events).
b. The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events).
Monoline support — Of the 12 securities determined to be OTTI, nine are insured by Ambac Assurance Corp (“Ambac”). The Bank analyzes the going concern and financial strength of bond insurers to measure their ability to perform under their contractual obligations for the securities owned by the FHLBNY.
The bond insurers, including Ambac, are currently performing under the terms of their contractual agreements with respect to the FHLBNY’s insured bonds. However, estimation of an insurer’s financial strength to remain viable over a long time horizon requires significant judgment and assumptions. Predicting when the insurers may no longer have the ability to perform under their contractual agreements, then comparing the timing and amounts of cash flow shortfalls of securities that are credit impaired to when insurer protection may not be available requires significant judgment.
The Bank’s “Monoline Analysis and Methodology” is outlined in Note 4 Held-to-maturity securities, and the analysis had concluded at June 30, 2009 that the projected time horizon for Ambac to provide full insurance protection with respect to 9 insured bonds was 105 months, or through March 1, 2018. The Bank refers this date as the “guarantee ignore date”, implying that security cash flow shortfalls after that date would not receive any credit protection from Ambac.
On August 10, 2009, Ambac reported financial information for the quarter ended June 30, 2009. In its press release, Ambac reported losses of $2.4 billion for the quarter ended June 30, 2009 and other financial developments. Based on information in the press release, management updated its burnout period for Ambac and estimated that, as of June 30, 2009, the burnout period would have been shortened to approximately 90 months compared to 105 months used to estimate OTTI in the Bank’s interim financial statements as of June 30, 2009. Under SFAS 165, management evaluated the impact of the estimated reduction in the burnout period to the computation of OTTI for the period ended June 30, 2009, and determined that it was not material to its interim financial statements as of June 30, 2009.
The FHLBNY’s estimated burnout period is a quantitative measure based on the claims paying ability of Ambac and the estimated claims that Ambac would have to pay in the future. The burnout period is likely to shorten if Ambac’s claims paying resources are depleted sooner than anticipated based on the Bank’s quantitative analysis, or if forecast claims to be paid in the future are higher than anticipated. The Bank has performed a sensitivity analysis as of June 30, 2009 to assess the impact that the shorter burnout period could have in the computation of credit losses on the OTTI securities insured by Ambac. A 25% reduction in the number of months of the burnout period (reduction of 26 months) would have resulted in the recognition of additional credit losses of $5.3 million. Shortening of burnout period by 50% (reduction 53 months) would have resulted in the recognition of additional credit losses of $11.1 million.
Management of the FHLBNY has evaluated all material subsequent events through August 12, 2009, the date the Bank’s interim financial statements were available to be issued.

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

Executive Overview
This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent Form 10-K filed on March 27, 2009.
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

Business segment. The FHLBNY manages its operations as a single business segment. Advances to members are the primary focus of the FHLBNY’s operations and the principal factor that impacts its operating results. The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax. It is required to make payments to the Resolution Funding Corporation (“REFCORP”), and set aside a percentage of its income towards an Affordable Housing Program (“AHP”). Together they are referred to as assessments.
Explanation of the use of certain non-GAAP measures of Interest Income and Expense, Net Interest income and margin. The FHLBNY has presented its results of operations in accordance with U.S. generally accepted accounting principles. The FHLBNY has also presented certain information regarding its Interest Income and Expense, Net Interest income and Net Interest spread that combines interest expense on debt with net interest paid on interest rate swaps associated with debt that were hedged on an economic basis. These are non-GAAP financial measures used by management that the FHLBNY believes are useful to investors and members of the FHLBNY in understanding the Bank’s operational performance and business and performance trends. Although the FHLBNY believes these non-GAAP financial measures enhance investor and members’ understanding of the Bank’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. When discussing non-GAAP measures, the Bank has provided GAAP measures in parallel.
Second Quarter 2009 Highlights
The FHLBNY reported current year second quarter Net income of $186.4 million, or $3.52 per share, compared with $74.0 million, or $1.57 per share for the prior year second quarter.
Net income for the current year second quarter benefited from $78.6 million fair value gains principally from fair value changes of interest rate swaps and interest rate caps designated in economic hedges of certain balance sheet metrics. Fair value gains of interest rate swaps were primarily from swaps that had matured or were nearing maturity. When interest rate swaps are held to their contractual maturity (or put/call dates), nearly all of the cumulative net fair value gains and losses that are unrealized will generally reverse over time, and fair value changes will sum to zero. Favorable fair value changes of purchased caps also designated as an economic hedge of the balance sheet were also a significant component of the recorded gains in the current year first quarter. In a rising rate environment, purchased caps will show favorable fair value gains. Such gains are unrealized and will also reverse if the caps are held to their contractual maturities.
Increase in Net interest income of $41.7 million in the current year second quarter from the prior year period also contributed to the increase in Net Income. Declining cost of debt, relative to yields from invested assets, was a factor. Funding cost declined as the Bank issued greater amounts of discount notes and short-term debt at advantageous spreads to finance a significant percentage of its balance sheet assets. Discount notes have maturities ranging from overnight to 365 days. Discount notes issued and outstanding at June 30, 2009 stood at $47.3 billion and funded 36.6% of the balance sheet, compared to 21.7% at June 30, 2008. Another factor contributing to the increase in Net interest income was the increase in the volume of transactions, as measured by average earning assets minus costing liabilities in the current year second quarter compared to the prior year second quarter.

FHLBanks’ debt issuance continues to be impacted by the general dislocation in the capital markets, and factors outside the control of the FHLBanks have generally made it uneconomical for the FHLBanks to issue longer-term debt. Yields demanded by investors for longer-term FHLBank debt and spreads between 3-month LIBOR and FHLBank long-term debt yield have remained at a levels that make it expensive for the FHLBNY to issue term debt and offer longer-term advances to members even if there was sufficient investor demand for such debt. That scenario appears to be gradually changing at least with respect to funding costs for 5-year and shorter maturity debt.
An other-than-temporary impairment (“OTTI”) of $5.3 million was recorded as a charge to Other income (loss) in the current year second quarter. In the first quarter, the Bank had also recorded a charge of $5.3 million, when management deemed that two private-label held-to-maturity mortgage-backed securities were credit impaired. In the second quarter, management determined that 10 held-to-maturity private-label MBS had also become credit impaired. The impairment charges through earnings represented the credit loss component of OTTI. The non-credit component of OTTI on the 10 securities was $67.5 million and was recorded as a loss in Accumulated other comprehensive income (loss). Of the 10 securities, Ambac insures 9 of the OTTI securities. One security, a triple-A rated security is uninsured. The two securities determined to be impaired in the first quarter are insured by MBIA. Management’s analysis determined that future credit losses due to projected collateral shortfalls of the 11 insured OTTI securities would not be supported by the two monoline insurers. See Significant Accounting Policies and Estimates in Note 1 and Note 4 Held-to-maturity securities for more information about impairment methodology and bond insurer analysis.
Operating Expenses were $18.1 million for the current year second quarter, up by $1.6 million, from the prior year second quarter. REFCORP assessments were $46.6 million in current year second quarter, up by $28.1 million from the prior year second quarter. AHP assessments were $21.0 million, up by $12.5 million from the prior year second quarter. Assessments are calculated on Net income before assessments and the increases were due to higher Net income in current year second quarter compared to prior year second quarter. The Bank’s contribution towards the operating expenses of the Office of Finance and the Finance Agency was $1.9 million in the current year second quarter, up from $1.5 million for the prior second quarter.
Cash dividends of $1.38 per share of capital stock (5.60% annualized return on capital stock) was paid in the current year second quarter, compared to cash dividend of $1.94 per share of capital stock (7.80% annualized return on capital stock) paid in the prior year second quarter.
Advances borrowed by members stood at $100.5 billion at June 30, 2009, a decline of $8.7 billion from the outstanding balance at December 31, 2008. Member demand for advance borrowings in the current year second quarter has been concentrated in the longer-term fixed-rate advance products. Outstanding amounts of short-term fixed-rate advances, adjustable-rate advances, and overnight borrowings declined at June 30, 2009 compared to outstanding balances at December 31, 2008. In the current year second quarter, fixed-rate advances collateralized by marketable securities declined by $2.0 billion from the outstanding balances at the end of the current year first quarter. Decline of $2.0 billion in the recorded fair value basis of hedged advances from the amounts recorded at December 31, 2008 was another factor that explains the decline of advances outstanding at June 30, 2009.
Shareholders’ equity, the sum of Capital stock, Retained earnings, and Accumulated other comprehensive income (loss) was $5.9 billion at June 30, 2009, a decline of $17.4 million from December 31, 2008. Capital stock, a component of shareholders’ equity, at June 30, 2009 was $5.4 billion, a decline of $215.4 million as compared to December 31, 2008. The decrease in Capital stock was consistent with decrease in advances borrowed by members since members are required to purchase stock as a prerequisite to membership and to hold FHLBNY stock as a percentage of advances borrowed from the FHLBNY. The Bank’s current practice is to redeem stock in excess of the amount necessary to support advance activity on a daily basis. As a result, the amount of capital stock outstanding varies in line with members’ outstanding advance borrowings. Unrestricted retained earning were $600.0 million, up by $217.1 million from December 31, 2008. In the second quarter, dividends paid out of retained earnings amounted to $75.3 million. In the first quarter, the Bank paid $42.1 million in dividends, for a total of $117.4 million paid in the first two quarters of 2009. Accumulated other comprehensive loss was $120.2 million at June 30, 2009 compared to a loss of $101.2 million at December 31, 2008, and comprised of net unrealized losses from cash flow hedging activities, additional liabilities on employee pension plans, net unrealized fair value losses on available-for-sale securities, and non-credit component of OTTI on held-to-maturity securities.

Year-to-date 2009 Highlights
The FHLBNY reported year-to-date Net income of $334.6 million, or $6.22 per share, compared with $174.2 million, or $3.85 per share for the prior year period.
Net interest income was $430.3 million for the current year period, up $119.3 million from the prior year period. The primary drivers were (1) an increase in transaction volume in the current year period, and (2) a decline in debt costs relative to earnings from advances to members and investments. Increased use of short-term debt and discount notes, which continued to be issued to investors at advantageous spreads, resulted in improved net interest margin.
Twelve held-to-maturity private-label MBS were determined to be OTTI and $10.6 million was recorded as a charge to Other income (loss) in the current year period. Although eleven securities are insured by Ambac and MBIA, the Bank’s analysis of the two bond insurers concluded that future credit losses due to projected collateral shortfalls of the impaired securities would not be fully supported by the two bond insurers. One security, a triple-A rated, is uninsured and is credit impaired.
Net realized and unrealized gain (loss) from derivatives and hedging activities was a gain of $65.0 million in the current period. In contrast, the Bank recorded a loss of $40.0 million from derivatives and hedging activities for the prior year period.

2009 Business Outlook
The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties which could cause the FHLBNY’s actual results to differ materially from those set forth in such forward-looking statements.
The financial crises in the U.S. markets and economy and the global economic slowdown is expected to continue through 2009 and 2010. The resulting loss of confidence across global and local markets has created liquidity crises in the financial markets. In response to these circumstances, the U.S. Treasury, the Federal Reserve System and the FDIC have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks. These U.S. government initiatives through guarantees in the capital markets may have resulted in structural changes in the debt market, which in turn may have far-reaching impact on the ability of the FHLBanks to compete for funds in the financial markets. We are unable at this time to predict the outcome of these changes.
The outlook for the remainder of 2009 is also predicated on the direction of the U.S. economy, particularly the slowdown in the housing market, as well as the continued uncertainties in the financial markets. Against that backdrop, management of the Bank believes it is also difficult to predict member demand for advances, which are the primary focus of the FHLBNY’s operations and the principal factor that impacts its operating results. Earnings in 2008 were adversely impacted by the provision for credit losses resulting from the bankruptcy filing of Lehman Brothers Holdings Inc. and its subsidiary Lehman Brothers Special Financing Inc. Bankruptcy proceedings are ongoing. Earnings in 2009 are expected to be adversely impacted by the conditions in the debt market for FHLBank issued debt particularly as they pertain to the pricing of longer-term issuances and may tend to adversely impact Net income.
A credit OTTI charge of $10.6 million was recorded for the FHLBNY’s MBS portfolios in the two quarters of 2009, primarily because it was deemed unlikely that MBIA and Ambac would be able to perform under their contractual obligations to support all projected future cash flow shortfalls. Without recovery in the near term such that liquidity returns to the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the presumption of the ability of monoline insurers to support the insured securities that are considered to be dependent on insurance is negatively impacted by their future financial performance, it would be likely that additional other-than-temporary impairment may occur in future periods. Recognition of additional impairment would negatively impact the FHLBNY’s Net income.
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and long-term funding driven by economic factors such as availability to the Bank’s members of alternative funding sources that are more attractive, the interest rate environment, and the outlook for the economy. Members may choose to prepay advances, which may incur prepayment fees, based on their expectations of interest rate changes and demand for liquidity. Demand for advances may also be influenced by the dividend payout rate to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership stock and activity-based stock, which a member is required to purchase in order to borrow advances. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by members of another FHLBank or a non-member, they no longer qualify for membership in the FHLBNY and the FHLBNY cannot renew outstanding advances or provide new advances to former members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight advance lending.

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
The FHLBNY’s primary source of funds is the sale of consolidated obligations in the capital markets, and its ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond the FHLBNY’s control. The FHLBNY may not be able to obtain funding on acceptable terms, if at all, given the extraordinary market conditions and structural changes in the debt market. If the FHLBNY cannot access funding when needed on acceptable terms, its ability to support and continue operations could be adversely affected, which could negatively affect its financial condition and results of operations. Following the conservatorship of Fannie Mae and Freddie Mac, market pricing of FHLBank issued debt indicates that market participants believe that obligations of the two GSEs offer lower credit risk than FHLBank debt obligations, which are generally grouped into the same GSE asset class as Fannie Mae and Freddie Mac. As a result, investors are more likely to require a premium to acquire FHLBank debt relative to debt issued by Fannie Mae and Freddie Mac. The cost of the FHLBanks’ longer-term debt has also increased sharply relative to LIBOR as investors were only willing to purchase debt with very short-term maturities. To the extent the FHLBanks receive sub-optimal funding, the Bank’s member institutions may in turn experience higher costs for advance borrowings. To the extent the FHLBanks may not be able to issue long-term debt at economical spreads relative to the 3-month LIBOR rate, the Bank’s member institutions’ borrowing choices may also be limited.
A significant amount of FHLBank bonds are maturing in the second two quarters of 2009 and refunding needs will be significant. If the bond market cannot support the refunding volumes, it will put greater pressure on the FHLBank bonds and investors may demand higher yields. Alternatively, the FHLBanks may resort to the issuance of discount notes, which have maturities of up to a year only, to fill any refunding gap. Discount notes may themselves face increased challenges as competition increases from Treasury bills as the Treasury funds multiple programs implemented for the current crises. The impact of the recession may reduce member demand for liquidity and may reduce the pressure on the FHLBanks to refinance maturing bonds in 2009.

Selected financial data are presented below (Unaudited)

Statements of Condition	June 30,	December 31,
(dollars in millions)	2009	2008	2007	2006	2005	2004

Investments (1)	$12,979	$14,195	$25,034	$20,503	$20,945	$17,271
Interest bearing balance at FRB	13,865	12,169	—	—	—	—
Advances	100,458	109,153	82,090	59,012	61,902	68,507
Mortgage loans	1,381	1,458	1,492	1,483	1,467	1,178
Total assets	129,129	137,540	109,245	81,579	84,761	87,347
Deposits and borrowings	2,278	1,452	1,606	2,266	2,650	2,297
Consolidated obligations	119,460	128,587	101,117	74,234	77,279	80,157
Mandatorily redeemable capital stock	128	143	239	110	18	127
AHP liability	140	122	119	102	91	82
REFCORP liability	46	5	24	17	14	10
Capital stock	5,370	5,586	4,368	3,546	3,590	3,655
Retained earnings	600	383	418	369	291	223
Equity to asset ratio (2)	4.53%	4.27%	4.35%	4.79%	4.58%	4.44%

	Three months ended		Six months ended
Statements of Condition	June 30,		June 30,		Years ended December 31,
Averages (dollars in millions)	2009	2008	2009	2008	2008	2007	2006	2005	2004

Investments (1)	$12,369	$23,000	$12,662	$22,841	$22,253	$22,155	$19,431	$19,347	$16,292
Interest bearing balance at FRB **	12,647	—	12,092	—	1,322	—	—	—	—
Advances	99,769	88,202	102,541	85,409	92,617	65,454	64,658	63,446	65,289
Mortgage loans	1,405	1,465	1,427	1,472	1,465	1,502	1,471	1,360	928
Total assets	129,133	114,242	132,007	111,472	119,710	89,961	86,319	85,254	84,344
Interest-bearing deposits and other borrowings	2,181	2,239	1,967	2,172	2,003	2,202	1,709	2,100	1,971
Consolidated obligations	116,838	104,253	119,752	101,643	109,691	82,233	79,314	77,629	76,105
Mandatorily redeemable capital stock	134	174	139	184	166	146	51	56	238
AHP liability	132	123	128	122	122	108	95	84	83
REFCORP liability	22	10	22	11	6	10	9	7	4
Capital stock	5,299	4,702	5,376	4,527	4,923	3,771	3,737	3,604	3,554
Retained earnings	522	394	476	393	381	362	314	251	159

Operating Results and other data	Three months ended		Six months ended
(dollars in millions)	June 30,		June 30,		Years ended December 31,
(except earnings and dividends per share)	2009	2008	2009	2008	2008	2007	2006	2005	2004

Net interest income (3)	$200	$158	$432	$311	$694	$499	$470	$395	$268
Net income	186	74	335	174	259	323	285	230	161
Dividends paid in cash (6)	75	85	117	174	294	273	208	162	66
AHP expense	21	9	38	20	30	37	32	26	19
REFCORP expense	47	18	84	44	65	81	71	58	40
Return on average equity* (4)	13.00%	5.90%	11.69%	7.19%	4.95%	7.85%	7.04%	5.97%	4.34%
Return on average assets*	0.58%	0.26%	0.51%	0.31%	0.22%	0.36%	0.33%	0.27%	0.19%
Operating expenses	$18	$16	$36	$33	$66	$67	$63	$59	$51
Operating expenses ratio* (5)	0.06%	0.06%	0.06%	0.06%	0.06%	0.07%	0.07%	0.07%	0.06%
Earnings per share	$3.52	$1.57	$6.22	$3.85	$5.26	$8.57	$7.63	$6.36	$4.55
Dividend per share	$1.38	$1.94	$2.14	$4.06	$6.55	$7.51	$5.59	$4.50	$1.83
Headcount (Full/part time)	264	249	264	249	251	246	232	221	210

(1)	Investments include held-to-maturity securities, available for-sale securities, Federal funds, and loans to other FHLBanks.

(2)	Equity to asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.

(3)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(4)	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average accumulated other comprehensive income (loss).

(5)	Operating expenses as a percentage of total average assets.

(6)	Excludes dividends paid to non members classified as interest expense under FASB 150.

*	Annualized.

**	FRB program commenced in October 2008. The average balance is annualized YTD.

Results of Operations
The following section provides a comparative discussion of the FHLBNY’s results of operations for the current year and prior year second quarter and year-to-date periods. For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 to this Form 10-Q and in the Bank’s most recent Form 10-K filed on March 27, 2009.
The FHLBNY manages its operations as a single business segment. Advances to members are the primary focus of the FHLBNY’s operations, and is the principal factor that impacts its operating results. Interest income from advances is the principal source of revenue. The primary expenses are interest paid on consolidated obligations debt, operating expenses, principally administrative and overhead expenses, and “Assessments” on Net income. The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax. It is required to make payments to REFCORP and set aside funds from its income towards an Affordable Housing Program (“AHP”), together referred to as “Assessments”. Other significant factors affecting the Bank’s Net income include the volume and timing of investments in mortgage-backed securities, debt repurchase and associated losses, and earnings from shareholders’ capital.
Net income
The FHLBNY reported current year second quarter Net income of $186.4 million, or $3.52 per share, compared with Net income of $74.0 million, or $1.57 per share in the prior year period. Current year-to-date Net income was $334.6 million, or $6.22 per share, compared with prior year period Net income of $174.2 million, or $3.85 per share.
Net interest income in the current year second quarter was $199.3 million, up by $41.7 million from the prior year second quarter and contributed to the increase in Net Income. Declining cost of debt was a factor as the Bank issued greater amounts of discount notes and short-term debt at advantageous spreads to finance a significant percentage of its balance sheet assets. Net interest income was $430.3 million for the current year-to-date period, up by $119.3 million from the prior year period. The primary driver was the decline in debt costs relative to earnings from advances to members and investments. Increased use of short-term debt and discount notes, which continued to be issued to investors at advantageous spreads, resulted in improved net interest margin.
The credit portion of OTTI of $5.3 million was recorded to earnings in the current year second quarter. The charge represented the credit loss component on nine held-to-maturity private-label MBS insured by Ambac, and one uninsured security. All 10 securities were determined to be credit impaired, as it was deemed unlikely that Ambac would be able to perform under its contractual obligation to support projected shortfall in expected cash flows to be collected on the nine securities insured by Ambac. In the current year first quarter, the Bank had deemed two other private-label held-to-maturity securities insured by MBIA to be credit impaired because it was also deemed that MBIA would not be able to support projected shortfalls on the two securities, and a credit charge of $5.3 million was recorded.
Reported Net realized and unrealized loss from hedging activities was a gain of $78.6 million in the current year second quarter in contrast to a loss of $40.6 million in the prior year second quarter. On a year-to-date basis, the Bank recorded a gain of $65.0 million compared to a loss of $40.0 million in the prior year period. In order to manage the FHLBNY’s interest rate risk profile, management of the FHLBNY routinely uses derivatives to manage the interest rate risk inherent in the Bank’s assets and liabilities. The hedging gains were primarily due to (1) Favorable fair value changes of interest rate swaps and options designated as economic hedges of debt issued by the FHLBNY, and (2) Reversal of unfavorable fair value changes recorded in the prior year periods. When derivative instruments are held to their contractual maturity (or put/call dates), nearly all of the cumulative net fair value gains and losses that are unrealized will generally reverse over time.

Operating expenses were $18.1 million for the current year second quarter, up by $1.6 million from the prior year second quarter. On a year-to-date basis, Operating expenses were $36.2 million, up from $32.9 million in the prior year period. REFCORP assessments were $46.6 million in current year second quarter, up by $28.1 million from the prior year second quarter. AHP assessments were $21.0 million, up by $12.5 million from the prior year second quarter. On a year-to-date basis, the combined REFCORP and AHP assessments were $121.2 million in the current year period, up from $63.7 million in the prior year period. Assessments are calculated on Net income before assessments and the increases were due to higher Net income in current year periods compared to prior year periods.
The annualized return on average equity (“ROE”), which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income, in the current year second quarter was 13.0% compared with 5.9% for the prior year period. On a year-to-date basis, ROE was 11.7% for the current year period, compared to 7.2% for the prior year period.
Interest Income
Interest income from advances and investments in mortgage-backed securities are the principal source of income for the FHLBNY. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year from the prior year.
The principal components of interest income are summarized below (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2009	2008	Variance	2009	2008	Variance
Interest Income
Advances	$351,295	$661,142	(46.87)%	$853,517	$1,532,927	(44.32)%
Interest-bearing deposits	9,123	4,848	88.18	18,041	13,846	30.30
Federal funds sold	1	19,187	(99.99)	69	48,605	(99.86)
Available-for-sale securities	7,772	23,092	(66.34)	16,291	32,575	(49.99)
Held-to-maturity securities
Long-term securities	117,863	123,900	(4.87)	244,683	258,248	(5.25)
Certificates of deposit	33	58,987	(99.94)	541	161,238	(99.66)

Mortgage loans held-for-portfolio	18,169	19,399	(6.34)	37,273	39,032	(4.51)
Loans to other FHLBanks and other	—	—	—	—	3	(100.00)

Total interest income	$504,256	$910,555	(44.62)%	$1,170,415	$2,086,474	(43.90)%

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$768,626	$827,323	$1,602,014	$1,701,711
Net interest adjustment from interest rate swaps	(417,331)	(166,181)	(748,497)	(168,784)

Total Advance interest income reported	$351,295	$661,142	$853,517	$1,532,927

In an interest rate hedge of fixed-rate advances, the swaps are structured to effectively convert the combined cash flows of the advances and the swaps to LIBOR-based cash flows. In compliance with the terms of the swap agreement, the FHLBNY pays the swap counterparty fixed-rate cash flows, which typically mirrors the coupon on the advance. In return, the swap counterparty pays the FHLBNY a pre-determined spread plus the prevailing LIBOR, which by agreement re-sets generally every three months. In the table above, the unfavorable cash flow patterns of the interest rate swaps are indicative of the declining LIBOR rates (obligation of the swap counterparty) compared to fixed-rate obligation of the FHLBNY. The Bank is generally indifferent to changes in the cash flow patterns as it typically hedges its fixed-rate consolidated obligation debt, which is the Bank’s primary funding base, and achieves it overall net interest spread objective.
Under GAAP, net interest adjustments from derivatives as reported in the table above may be offset against the hedged financial instrument (e.g. advance) only if the derivative is in a hedge qualifying relationship. If the hedge does not qualify, and the Bank designates the hedge as an economic hedge, the net interest adjustments from derivatives are not recorded with the advance. Instead, the net interest adjustments from swaps are recorded in Other income (loss) as a Net Realized and unrealized gains and losses from hedging activities. Thus, the accounting designation of a hedge may have a significant impact on reported Interest income from advances. There were no material amounts of net interest adjustments from interest rate swaps designated as economic hedges of advances that were reported in Other income in the current year or prior year periods related to swaps associated with advances.
Interest Expense
The FHLBNY’s primary source of funding is through the issuance of consolidated obligation bonds and discount notes in the global debt markets. Consolidated obligation bonds are medium- and long-term, while discount notes are short-term instruments. To fund its assets, the FHLBNY considers its interest rate risk and liquidity requirements in conjunction with consolidated obligation buyers’ preferences and capital market conditions when determining the characteristics of debt to be issued. Typically, the Bank has used fixed-rate callable and non-callable bonds to fund mortgage-related assets and advances. Discount notes are generally issued to fund advances and investments with shorter-interest rate reset characteristics.

The principal categories of Interest Expense are summarized below (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2009	2008	Variance	2009	2008	Variance
Interest Expense
Consolidated obligations-bonds	$248,280	$592,573	(58.10)%	$591,987	$1,323,834	(55.28)%
Consolidated obligations-discount notes	52,203	146,562	(64.38)	141,581	417,845	(66.12)
Deposits	709	10,690	(93.37)	1,486	25,865	(94.25)
Mandatorily redeemable capital stock	2,794	2,656	5.20	3,672	6,934	(47.04)
Cash collateral held and other borrowings	11	269	(95.91)	48	739	(93.50)

Total interest expense	$303,997	$752,750	(59.62)%	$738,774	$1,775,217	(58.38)%

Interest expense is principally the coupon payments to investors holding the Bank’s consolidated obligation debt. Recorded interest expense in the Statements of Income is adjusted for the cash flows associated with interest rate swaps in which the Bank generally pays variable-rate LIBOR-indexed cash flows to derivative counterparties and, in exchange, the Bank receives fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the debt. The Bank generally hedges its long-term fixed-rate bonds and almost all fixed-rate callable bonds in hedges that qualify for hedge accounting. The Bank economically hedged certain floating-rate bonds that were not indexed to 3-month LIBOR. The Bank also economically hedged certain short-term fixed-rate debt and discount notes because it believed that the hedges would not be highly effective in offsetting changes in the fair values of the debt and the swap.
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
These hedging strategies benefit the Bank in two principal ways: (1) fixed-rate callable bond in conjunction with interest rate swap containing a call feature that mirrors the option embedded in the callable bond enables the FHLBNY to meet its funding needs at yields not otherwise directly attainable through the issuance of callable debt; and, (2) the issuance of fixed-rate debt and the simultaneous execution of an interest rate swap convert the debt to an adjustable-rate instrument tied to an index, typically 3-month LIBOR. Derivative strategies are used to manage the interest rate risk inherent in fixed-rate debt and certain floating-rate debt that are not indexed to 3-month LIBOR rates. The strategies are designed to protect future interest income. The economic hedge of debt issued to indices other than 3-month LIBOR (Prime, Federal funds, and 1-month LIBOR) is designed to effectively convert the cash flows of the debt to 3-month LIBOR.
The table below summarizes interest expense paid on consolidated obligation bonds and the impact of interest rate swaps (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$376,883	$718,262	$824,670	$1,493,443
Discount notes-Interest expense before adjustment for swaps	52,234	146,562	142,055	417,845
Net interest adjustment for interest rate swaps	(128,634)	(125,689)	(233,157)	(169,609)

Total Consolidated bonds and discount notes-interest expense reported	$300,483	$739,135	$733,568	$1,741,679

Generally, in an interest rate hedge of fixed-rate debt, the swaps are structured to effectively convert the combined cash flows of the consolidated obligation bonds and the swaps to 3-month LIBOR-based cash flows. In compliance with the terms of the swap agreement, the FHLBNY pays the swap counterparty generally 3-month LIBOR (which re-sets every 3 month to prevailing 3-month LIBOR) adjusted for a fixed spread. In return, the swap counterparty pays the FHLBNY fixed-rate cash flows, which typically mirrors the coupon on the bonds. In the table above, the favorable cash flow patterns of the interest rate swaps are indicative of the declining LIBOR rates (the FHLBNY’s obligation) compared to fixed-rate obligation of the swap counterparty. The Bank is generally indifferent to changes in the cash flow patterns as it typically hedges its fixed-rate advances to effectively receive LIBOR based floating-rate cash flows, and achieves it overall net interest spread objective.
Under GAAP, net interest adjustments from derivatives (as reported in the table above) may be offset against the hedged financial instrument (e.g. consolidated obligation bonds and discount notes) only if the derivative is in a hedge qualifying relationship. If the hedge does not qualify and the Bank designates the hedge as an economic hedge, the net interest adjustments from derivatives are not recorded with the hedged debt. Instead, the net interest adjustments from swaps are recorded in Other income (loss) as a Net Realized and unrealized gains and losses from hedging activities. Thus, the accounting designation of a hedge may have a significant impact on reported Interest expense from consolidated obligation bonds and discount notes.
In the current year second quarter and year-to-date period, significant amounts of bonds and discount notes were hedged on an economic basis primarily because of the uncertainty whether the hedges would be highly effective in offsetting changes in fair values of the debt and the derivatives. Generally, all floating-rate bonds indexed to the Federal Funds Effective rate, the Prime Rate, and the 1-month LIBOR rates were hedged on an economic basis. Certain longer-term discount notes (which have maturities up to one year) were also hedged on an economic basis, as were certain short-term fixed-rate bonds, all for the reason that the Bank was not certain that the hedges would be highly effective. The net interest adjustments associated with all economic swaps were not recorded in Interest expense with the expense of the bonds and the discount notes, and were instead recorded as an expense in Other income as a Net Realized and unrealized gains and losses from hedging activities. The amounts of such net adjustments were a charge of $9.9 million for the current year second quarter compared to a charge of $16.1 million in the prior year period. On a year-to-date basis, the charge was $56.1 million for the current year period compared to $16.2 million in the prior year period. On an economic basis, the charges would have increased reported Interest expense by those amounts, with an offsetting reduction in the recorded hedging expense in Other income (Net realized and unrealized gain (loss) from derivatives and hedging activities), with no impact on Net income.
Net interest income
Net interest income is the principal source of revenue for the Bank, and represents the difference between income from interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income is impacted by a variety of factors — member demand for advances and investment activity, the yields from advances and investments, and the cost of consolidated obligation debt that is issued by the Bank to fund advances and investments. The execution of interest rate swaps in the derivative market at a constant spread to LIBOR, in effect converting fixed-rate advances and fixed-rate debt to conventional adjustable-rate instruments indexed to LIBOR, results in an important intermediation for the Bank between the capital markets and the swap market. The intermediation has typically permitted the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate debt in the capital markets. The FHLBNY’s deploys the hedging strategies to protect future Net interest income, but may reduce income in the short-run, although the FHLBNY expects them to benefit future periods. Income earned from assets funded by member capital and retained earnings, referred to as “deployed capital”, which are non-interest bearing, is another important consideration for the FHLBNY. All of these factors may fluctuate based on changes in interest rates, demand by members for advances, investor demand for debt issued by the FHLBNY and the change in the spread between the yields on advances and investments and the cost of financing these assets by the issuance of debt to investors.

Net interest income after provision for credit losses on mortgage loans was $199.3 million for the current year second quarter, up 26.5% or $41.7 million from the prior year second quarter. Net interest income is the principal source of revenue for the Bank. It represents the difference between income from interest-earning assets and interest expense paid on interest-bearing liabilities. Volume, as measured by average earning assets minus interest costing liabilities, increased and contributed $42.7 million to the increase. Rate related changes in yields from earning assets minus yields paid on liabilities were not significant.
On a year-to-date basis, Net interest income after provision for credit losses on mortgage loans was $430.3 million for the current year period, up 38.3% or $119.3 million from the prior year period. Volume increased very significantly and contributed $73.5 million to the increase. Rate related changes in yields from earning assets minus yields paid on interest costing liabilities contributed $46.9 million. Decline in debt costs relative to earnings from advances to members and investments was a factor in improved Net interest margin as the Bank, reacting to market place demand for shorter-term bonds, increased issuances of short-term debt and discount notes to fund its assets at a net favorable spread.

The following tables summarize key changes in the components of Net interest income (dollars in thousands):

	Three months ended June 30,
			Percentage
	2009	2008	Variance
Interest Income
Advances	$351,295	$661,142	(46.87)%
Interest-bearing deposits	9,123	4,848	88.18
Federal funds sold	1	19,187	(99.99)
Available-for-sale securities	7,772	23,092	(66.34)
Held-to-maturity securities
Long-term securities	117,863	123,900	(4.87)
Certificates of deposit	33	58,987	(99.94)
Mortgage loans held-for-portfolio	18,169	19,399	(6.34)

Total interest income	504,256	910,555	(44.62)

Interest Expense
Consolidated obligations-bonds	248,280	592,573	(58.10)
Consolidated obligations-discount notes	52,203	146,562	(64.38)
Deposits	709	10,690	(93.37)
Mandatorily redeemable capital stock	2,794	2,656	5.20
Cash collateral held and other borrowings	11	269	(95.91)

Total interest expense	303,997	752,750	(59.62)

Net interest income before provision for credit losses	$200,259	$157,805	26.90%

	Six months ended June 30,
			Percentage
	2009	2008	Variance
Interest Income
Advances	$853,517	$1,532,927	(44.32)%
Interest-bearing deposits	18,041	13,846	30.30
Federal funds sold	69	48,605	(99.86)
Available-for-sale securities	16,291	32,575	(49.99)
Held-to-maturity securities
Long-term securities	244,683	258,248	(5.25)
Certificates of deposit	541	161,238	(99.66)
Mortgage loans held-for-portfolio	37,273	39,032	(4.51)
Loans to other FHLBanks and other	—	3	(100.00)

Total interest income	1,170,415	2,086,474	(43.90)

Interest Expense
Consolidated obligations-bonds	591,987	1,323,834	(55.28)
Consolidated obligations-discount notes	141,581	417,845	(66.12)
Deposits	1,486	25,865	(94.25)
Mandatorily redeemable capital stock	3,672	6,934	(47.04)
Cash collateral held and other borrowings	48	739	(93.50)

Total interest expense	738,774	1,775,217	(58.38)

Net interest income before provision for credit losses	$431,641	$311,257	38.68%

The Bank deploys hedging strategies to protect future net interest income. Net interest accruals of derivatives designated in a SFAS 133 qualifying fair value or cash flow hedges are recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities, and may have a significant impact on Net interest income. On a GAAP basis, the impact of derivatives was to reduce Net interest income by $288.7 million for the current year second quarter, compared to a reduction of $40.5 million in the prior year period. On a year-to-date basis, Net interest income was reduced by $515.3 million in the current year period. In contrast, in the prior year period, derivatives resulted in a small increase to Net interest income. With an interest rate swap strategy, the Bank generally attempts to convert its fixed-rate interest income and expense to 3-month LIBOR (floating-rate cash flows), and certain floating-rate debt not linked to 3-month LIBOR. The Bank is generally indifferent to net swap interest expense or income since the interest-rate exchange between the Bank and swap counterparties are designed to achieve the Bank’s Net interest rate spread objectives when considered together with the hedged assets and liabilities.
Under GAAP, net interest adjustments from derivatives (as reported in the table below) may be offset against the hedged financial instrument (e.g. advances, consolidated obligation bonds and discount notes) only if the derivative is in a qualifying hedge relationship. If the hedge does not qualify and the Bank designates the hedge as an economic hedge, the net interest adjustments from the derivatives are not recorded with the hedged asset or liability. Instead, the net interest adjustments from swaps are recorded in Other income (loss) as a Net Realized and unrealized gains and losses from hedging activities. Thus, the accounting designation of a hedge may have a significant impact on reported Net interest income.
The following table summarizes Net interest adjustments from hedge qualifying interest-rate swaps to Net interest income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest Income	$921,587	$1,076,736	$1,918,912	$2,255,258
Net interest adjustment from interest rate swaps	(417,331)	(166,181)	(748,497)	(168,784)

Reported Interest Income	504,256	910,555	1,170,415	2,086,474

Interest Expense	432,631	878,439	971,931	1,944,826
Net interest adjustment from interest rate swaps	(128,634)	(125,689)	(233,157)	(169,609)

Reported Interest Expense	303,997	752,750	738,774	1,775,217

Net Interest income (Margin)	$200,259	$157,805	$431,641	$311,257

Net interest adjustment — interest rate swaps	$(288,697)	$(40,492)	$(515,340)	$825

A significant amount of swaps were designated as economic hedges of consolidated obligation debt in a hedge strategy that converted floating-rate debt indexed to 1-month LIBOR, the Prime rate, and the Federal Funds Effective rate to 3-month LIBOR cash flows. The Bank also economically hedged certain short-term fixed-rate debt and discount notes that it also believed would not be highly effective in offsetting changes in the fair values of the debt and the swap. Under GAAP, interest income or expense from such derivatives are recorded as derivative gains and losses in Other income (loss) as a Net Realized and unrealized gain (loss) from hedging activities. In the current year second quarter, on an economic basis, the impact of derivatives would have been to reduce Net interest income before provision for credit losses by $9. 9 million, and to reduce net interest spread by 3 basis points to 52 basis points. In the current year first two quarters, Net interest income before provision for credit losses on an economic basis would have been lower by $56.1 million, and net interest spread lower by 9 basis points to 49 basis points.
The following table contrasts Net interest income, Net income spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$200,259	0.62%	0.55%	$157,805	0.56%	0.38%

Interest expense
Swaps not designated in a hedging relationship	(9,912)	(0.03)	(0.03)	(16,140)	(0.06)	(0.06)

Economic net interest income	$190,347	0.59%	0.52%	$141,665	0.50%	0.32%

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$431,641	0.66%	0.58%	$311,257	0.57%	0.36%

Interest expense
Swaps not designated in a hedging relationship	(56,135)	(0.08)	(0.09)	(16,170)	(0.03)	(0.03)

Economic net interest income	$375,506	0.58%	0.49%	$295,087	0.54%	0.33%

Earnings from member capital — The FHLBNY earns income from investing its members’ capital to fund interest-earning assets. Member capital increased in the current year second quarter and year-to-date relative to prior year periods when the surge in advances borrowed by members occurred in the latter part of 2008. As a result, deployed capital, which is capital stock, retained earnings and net non-interest bearing liabilities grew and provided the FHLBNY with a significant source of income even in a lower interest rate environment in the current year periods. An average $9.4 billion in deployed capital in the current year second quarter earned a yield of 1.57%, the annualized yield on aggregate interest-earning assets in the second quarter. In contrast, in the prior year second quarter, the Bank’s average deployed capital was $6.9 billion, significantly lower than the average in the current year, but earned a higher yield of 3.22%. Based on an assumption that deployed capital was invested to earn 1.57%, the annualized yield on aggregate earning assets in current year second quarter, and 3.22% in the prior year period, the Bank would have earned $36.5 million from deployed capital in current year second quarter, down from $54.5 million in the prior year period. Typically, the Bank earns relatively greater income in a higher interest rate environment on a given amount of average deployed capital.

Spread/Yield Analysis:
The following table summarizes the Bank’s net interest income and net interest yield and provides an attribution of changes in rates and volumes of the FHLBNY’s interest-earning assets and interest-bearing liabilities for the second quarters of 2009 and 2008:

	Three months ended
	June 30, 2009			June 30, 2008
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate[1]	Balance	Expense	Rate[1]
Earning Assets:
Advances	$99,768,516	$351,295	1.41%	$88,202,082	$661,142	3.01%
Certificates of deposit and others	2,424,837	9,156	1.51	8,452,710	63,835	3.04
Federal funds sold and other overnight funds	12,659,476	1	—	3,363,451	19,187	2.29
Investments	12,357,367	125,635	4.08	12,089,612	146,992	4.89
Mortgage and other loans	1,405,043	18,169	5.19	1,465,280	19,399	5.32

Total interest-earning assets	$128,615,239	$504,256	1.57%	$113,573,135	$910,555	3.22%

Funded By:
Consolidated obligations-bonds	$68,091,680	$248,280	1.46	$79,107,647	$592,573	3.01
Consolidated obligations-discount notes	48,746,680	52,203	0.43	25,144,866	146,562	2.34
Interest-bearing deposits and other borrowings	2,211,474	720	0.13	2,285,117	10,959	1.93
Mandatorily redeemable capital stock	134,481	2,794	8.33	174,279	2,656	6.13

Total interest-bearing liabilities	119,184,315	303,997	1.02%	106,711,909	752,750	2.84%

Capital and other non-interest- bearing funds	9,430,924	—		6,861,226	—

Total Funding	$128,615,239	$303,997		$113,573,135	$752,750

Net Interest Income/Spread		$200,259	0.55%		$157,805	0.38%

Net Interest Margin
(Net interest income/Earning Assets)			0.62%			0.56%

[1]	Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the Bank and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond. Similarly, the Bank makes fixed-rate advances to members and hedges the advance with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and rates are annualized.

The following table summarizes the Bank’s Net interest income and net interest yield and provides an attribution of changes in rates and volumes of the FHLBNY’s interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2009 and 2008:

	Six months ended
	June 30, 2009			June 30, 2008
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate[1]	Balance	Expense	Rate[1]
Earning Assets:
Advances	$102,541,171	$853,517	1.68%	$85,408,537	$1,532,927	3.61%
Certificates of deposit and others	2,807,138	18,582	1.33	9,128,586	175,087	3.86
Federal funds sold and other overnight funds	12,122,991	69	—	3,254,945	48,605	3.00
Investments	12,538,407	260,974	4.20	11,505,253	290,823	5.08
Mortgage and other loans	1,427,349	37,273	5.27	1,472,653	39,032	5.33

Total interest-earning assets	$131,437,056	$1,170,415	1.80%	$110,769,974	$2,086,474	3.79%

Funded By:
Consolidated obligations-bonds	$72,294,172	$591,987	1.65	$74,568,232	$1,323,834	3.57
Consolidated obligations-discount notes	47,457,921	141,581	0.60	27,074,807	417,845	3.10
Interest-bearing deposits and other borrowings	2,018,757	1,534	0.15	2,233,089	26,604	2.40
Mandatorily redeemable capital stock	138,702	3,672	5.34	184,432	6,934	7.56

Total interest-bearing liabilities	121,909,552	738,774	1.22%	104,060,560	1,775,217	3.43%

Capital and other non-interest- bearing funds	9,527,504	—		6,709,414	—

Total Funding	$131,437,056	$738,774		$110,769,974	$1,775,217

Net Interest Income/Spread		$431,641	0.58%		$311,257	0.36%

Net Interest Margin
(Net interest income/Earning Assets)			0.66%			0.57%

Rate and Volume Analysis
The Rate and Volume Analysis presents changes in interest income, interest expense, and net interest income that are due to changes in volumes and rates. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the FHLBNY’s interest income and interest expense (in thousands):

	Three months ended
	June 30, 2009 vs. June 30, 2008
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$86,937	$(396,784)	$(309,847)
Certificates of deposit and others	(45,647)	(9,032)	(54,679)
Federal funds sold and other overnight funds	53,175	(72,361)	(19,186)
Investments	3,264	(24,621)	(21,357)
Mortgage loans and other loans	(800)	(430)	(1,230)

Total interest income	96,929	(503,228)	(406,299)

Interest Expense
Consolidated obligations-bonds	(82,744)	(261,549)	(344,293)
Consolidated obligations-discount notes	137,945	(232,304)	(94,359)
Deposits and borrowings	(354)	(9,885)	(10,239)
Mandatorily redeemable capital stock	(608)	746	138

Total interest expense	54,239	(502,992)	(448,753)

Changes in Net Interest Income	$42,690	$(236)	$42,454

	Six months ended
	June 30, 2009 vs. June 30, 2008
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$306,648	$(986,058)	$(679,410)
Certificates of deposit and others	(120,910)	(35,595)	(156,505)
Federal funds sold and other overnight funds	132,056	(180,592)	(48,536)
Investments	26,042	(55,891)	(29,849)
Mortgage loans and other loans	(1,197)	(562)	(1,759)

Total interest income	342,639	(1,258,698)	(916,059)

Interest Expense
Consolidated obligations-bonds	(40,260)	(691,587)	(731,847)
Consolidated obligations-discount notes	313,701	(589,965)	(276,264)
Deposits and borrowings	(2,546)	(22,524)	(25,070)
Mandatorily redeemable capital stock	(1,715)	(1,547)	(3,262)

Total interest expense	269,180	(1,305,623)	(1,036,443)

Changes in Net Interest Income	$73,459	$46,925	$120,384

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

Non-Interest Income
The following table summarizes non-interest income (loss) (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Other income (loss):
Service fees	$1,096	$797	$2,080	$1,487
Instruments held at fair value — Unrealized gain (loss)	(86)	—	8,226	—

Total OTTI losses	(72,789)	—	(87,991)	—
Portion of loss recognized in other comprehensive income	67,460	—	77,398	—

Net impairment losses recognized in earnings	(5,329)	—	(10,593)	—

Net realized and unrealized gain (loss) on derivatives and hedging activities	78,640	(40,547)	64,974	(39,681)
Net realized gain from sale of available-for-sale securities and held-to-maturity securities	281	—	721	—
Other	52	1,107	98	925

Total other income (loss)	$74,654	$(38,643)	$65,506	$(37,269)

Net impairment losses recognized in earnings on held-to-maturity securities — Other-than-temporary impairment
In the current year second quarter, the Bank recognized total OTTI losses of $72.8 million, of which the credit component was $5.3 million and the non-credit component was $67.5 million. Ten held-to-maturity private-label mortgage-backed securities with a book value of $239.4 million at June 30, 2009 were written down by $72.8 million to their fair value. The non-credit loss of $67.5 million was recorded in Accumulated other comprehensive income (loss). The credit component of the OTTI of $5.3 million was recorded as a charge to current year second quarter’s earnings. The Bank had also determined two other securities to be OTTI in the current year first quarter. The cumulative year-to-date credit loss charged through earnings for all 12 OTTI securities was $10.6 million, and the non-credit component recorded in Accumulated other comprehensive income (loss) was $77.4 million through June 30, 2009. The Bank did not experience any OTTI during 2008 or 2007.
The table below summarizes the sources of the credit losses recognized year-to-date June 30, 2009 (dollars in thousands):

		June 30, 2009
		Insurer MBIA		Insurer AMBAC		Uninsured		OTTI		Gross OTTI Losses
			Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Ratings	Count	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

AAA	1	$—	$—	$—	$—	$61,277	$56,538	$(438)	$(2,766)	$(3,204)	$—
A	2	—	—	55,780	32,388	—	—	(2,038)	(21,345)	—	(23,383)
BBB	2	—	—	54,303	32,475	—	—	(679)	(21,141)	—	(21,820)
BB	6	13,559	7,918	69,672	45,180	—	—	(4,099)	(25,761)	—	(29,860)
B	1	23,022	13,636	—	—	—	—	(3,339)	(6,385)	—	(9,724)

Total	12	$36,581	$21,554	$179,755	$110,043	$61,277	$56,538	$(10,593)	$(77,398)	$(3,204)	$(84,787)

Note:	Gross Losses include realized credit losses of $10.6 million year-to-date June 30, 2009. Non-credit losses are unrealized and recognized in Accumulated other comprehensive income (loss).
The table below summarizes the sources of the credit losses recognized in the first quarter of 2009 (dollars in thousands):

		March 31, 2009
		Insurer MBIA		OTTI		Gross OTTI Losses
			Fair	Credit	Non-credit	Less than	More than
Ratings	Count	UPB	Value	Loss	Loss	12 months	12 months

BB	1	$13,752	$8,273	$(1,926)	$(3,553)	$—	$(5,479)
B	1	23,259	13,535	(3,339)	(6,385)	—	(9,724)

Total	2	$37,011	$21,808	$(5,265)	$(9,938)	$—	$(15,203)

Note:	Gross Losses include realized credit losses of $5.3 million year-to-date March 31, 2009. Non-credit losses are unrealized and recognized in Accumulated other comprehensive income (loss).

Earnings impact of Instruments held at fair value
Under SFAS 159, the FHLBNY elected to carry certain consolidated obligation bonds at fair value. The Bank records the unrealized gains and losses on these liabilities in instruments held at fair value. In general, transactions elected for the fair value option in accordance with SFAS 159 are in economic hedge relationships. The fair value adjustments on consolidated obligation bonds carried at fair value in accordance with SFAS 159 was not material in the current year second quarter and there were no financial instruments designated under the Fair Value Option (“FVO”) during the prior year second quarter. On a year-to-date basis, net fair value gains of $8.3 million were recorded in the current year period (none in the prior year period as there was no instruments designated under the FVO). These bonds were in net unrealized loss positions at the beginning of the current year, and when instruments recorded at fair value are held to maturity, their cumulative fair value changes sum to zero at maturity. These gains were partially offset by losses on derivatives that economically hedged the debt.
Earnings impact of derivatives and hedging activities — Net realized and unrealized gain (loss) from derivatives and hedging activities.
The FHLBNY reported the following net gains (losses) from derivatives and hedging activities (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Earnings impact of derivatives and hedging activities gain (loss):
SFAS 133 Hedging
Cash flow hedges-ineffectiveness	$—	$—	$—	$(9)
Fair value hedges-ineffectiveness	10,460	(7,072)	12,731	(5,622)
Economic Hedging
Economic hedges-fair value changes-options	29,445	2,597	30,666	2,052
Net interest income-options	(1,253)	(8)	(1,945)	118
Economic hedges-fair value changes-MPF delivery commitments	(156)	(128)	(96)	(124)
Fair value changes-economic hedges [1]	49,486	(19,797)	84,551	(19,929)
Net interest expense-economic hedges [1]	(9,893)	(16,139)	(56,090)	(16,167)
Macro hedge-swaps	174	—	2,407	—
Fair value matched to hedge liabilities designated under SFAS 159
Fair value changes-interest rate swaps	377	—	(7,250)	—

Net impact on derivatives and hedging activities	$78,640	$(40,547)	$64,974	$(39,681)

[1]	Includes de minimis amount of net gains on member intermediated swaps.
The FHLBNY recorded $78.6 million of net gains on derivatives and hedging activities in the second quarter of 2009 in contrast to a net loss of $40.5 million in the prior year period. On a year-to-date basis, the Bank recorded net gains of $65.0 million in the current year period in contrast to a loss of $39.7 million in the prior year period. Key components of hedging activities recorded in the Statements of Income for the current and prior year second quarter and year-to-date recorded as a Net realized and unrealized gain (loss) from hedging activities are described below.
The recorded hedging gains were primarily due to (1) Favorable changes in fair values of interest rate swaps designated in economic hedges of consolidated obligation liabilities. (2) Reversal of previously recognized unrealized net fair value losses on interest rate swaps designated as economic hedges of consolidated obligation liabilities. (3) Favorable changes in fair values of interest rate caps designated in economic hedges of the balance sheet. In a rising rate environment, purchased caps will show favorable fair value gains. Such gains are unrealized and will also reverse if the caps are held to their contractual maturities. (4) Favorable changes in fair values of interest rate swaps designated in SFAS 133 qualifying hedges of advances and consolidated obligation liabilities.

Economic hedges — An economic hedge represents derivative transactions that are an approved risk management hedge but may not qualify for hedge accounting treatment under the provisions of SFAS 133. When derivatives are designated as economic hedges, the fair value changes due to changes in the interest rate and volatility of rates are recorded through the Statements of Income without the offsetting change in the fair values of the hedged advances and debt as would be afforded under SFAS 133 hedge accounting rules. In general, the FHLBNY’s derivatives are held to maturity or to their call or put dates. At inception, the fair value is “at market” and is generally zero. Until the derivative matures or is called or put on pre-determined dates, fair values will fluctuate with changes in the interest rate environment and volatility observed in the swap market. At maturity or scheduled call or put dates, the fair value will generally reverse to zero as the Bank’s derivatives settle at par. Therefore, nearly all of the cumulative net gains and losses that are unrealized will reverse over the remaining contractual terms so that the cumulative gains or losses will sum to zero over the contractual maturity, scheduled call, or put dates. However, interest income and expense have economic consequences since they result in exchanges of cash payments or receipts. If a derivative is prepaid prior to maturity or at predetermined call and put dates, they are settled at the then existing fair values in cash.
The favorable net gains were offset by interest expense on swaps designated as economic hedges recorded as hedging losses. Under hedge accounting rules, net swap interest expense and income associated with swaps in economic hedges of assets and liabilities are reported as hedging losses and gains.
SFAS 133 qualifying hedges — Hedge ineffectiveness occurs when changes in the fair value of the derivative and the associated hedged financial instrument, generally a debt or advance, do not perfectly offset each other. Hedge ineffectiveness is associated with changes in the benchmark interest rate and volatility and the extent of the mismatch of the structure of a derivative and the hedged financial instrument.
Economic hedges
•	Interest rate swaps — In the current year two quarters, the primary economic hedges were : (1) Interest rate “Basis swaps” that synthetically converted floating-rate funding based on Prime rate, Federal funds rate, and the 1-month LIBOR rate to 3-month LIBOR rate. (2) Interest rate swaps hedging balance sheet risk. (3) Interest rate swaps hedging discount notes. (4) Interest-rate swaps hedging short-term fixed-rate consolidated obligation bonds. Changes in the fair values of interest rate swaps in economic hedges, often referred to as “one-sided marks” resulted in a net favorable fair value gains of $49.7 million in the current year second quarter and $87.0 million year-to-date. As described in the previous paragraph, most of the net fair value gains are reversal of previously recorded fair value losses. Fair value gains were partly offset by interest expense associated with the interest rate swaps in economic hedges that resulted in net expense of $9.9 million in the current year second quarter and $56.1 million year-to-date.
•	Changes in fair values of swaps in an economic hedge of consolidated obligation bonds accounted under the FVO, resulted in a net fair value gain of $0.4 million in the current year second quarter and a net loss of $7.3 million year-to-date 2009.
•	Interest rate caps — were also designated as economic hedges, and fair value changes of purchased caps resulted in net fair value gains of $29.4 million in current year second quarter and $30.7 million year-to-date. The Bank has $1.9 billion (notional amount) in purchased interest rate caps and mitigates certain balance sheet risk metrics. The fair values of the caps were recorded as derivative assets in the Statements of Condition with an offset in the Statements of Income as Net realized and unrealized gain (loss) from derivatives and hedging activities. In a rising interest rate environment at June 30, 2009, relative to December 31, 2008, the fair values of interest rate caps exhibited favorable fair value gains, which will reverse over the contractual life of the caps if held to maturity.

SFAS 133 qualifying hedges
Net fair value changes from SFAS 133 qualifying hedges resulted in recorded net fair value gain of $10.5 million in current year second quarter and $12.7 million year-to-date 2009. Typically, gains and losses in a SFAS 133 qualifying hedge represent hedge ineffectiveness due to changes in fair values of hedged advances and debt from changes in the benchmark rate (LIBOR for the Bank) that are not entirely offset by changes in the fair values of the swaps.
Derivative gains and losses reclassified from Accumulated other comprehensive income (loss) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from Accumulated other comprehensive income (loss) in the Statements of Condition (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
Accumulated other comprehensive income/(loss) from cash flow hedges	2009	2008	2009	2008

Beginning of period	$(28,312)	$(35,436)	$(30,191)	$(30,215)
Net hedging transactions	—	194	—	(6,161)
Reclassified into earnings	1,910	1,544	3,789	2,678

End of period	$(26,402)	$(33,698)	$(26,402)	$(33,698)

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
Over the next twelve months, it is expected that $7.2 million of net losses recorded in Accumulated other comprehensive income (loss) will be recognized as a charge to earnings.
Debt Extinguishment
No debt was retired or transferred in the current year or prior year second quarter, or year-to-date periods.

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
The following table sets forth the principal components of Other expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Other expenses:
Operating	$18,066	$16,488	$36,160	$32,941
Finance Agency and Office of Finance	1,862	1,465	3,829	2,917

Total other expenses	$19,928	$17,953	$39,989	$35,858

Operating Expenses
The following table summarizes the major categories of operating expenses (dollars in thousands):

	Three months ended June 30,
		Percentage of		Percentage of
	2009	total	2008	total

Salaries and employee benefits	$11,873	65.72%	$11,029	66.89%
Temporary workers	22	0.12	91	0.55
Occupancy	1,089	6.03	1,024	6.21
Depreciation and leasehold amortization	1,327	7.35	1,198	7.26
Computer service agreements and contractual services	1,813	10.04	974	5.91
Professional and legal fees	339	1.87	626	3.80
Other	1,603	8.87	1,546	9.38

Total operating expenses	$18,066	100.00%	$16,488	100.00%

	Six months ended June 30,
		Percentage of		Percentage of
	2009	total	2008	total

Salaries and employee benefits	$23,961	66.26%	$22,381	67.94%
Temporary workers	125	0.35	105	0.32
Occupancy	2,145	5.93	2,005	6.09
Depreciation and leasehold amortization	2,651	7.33	2,358	7.16
Computer service agreements and contractual services	3,274	9.06	2,216	6.73
Professional and legal fees	788	2.18	962	2.92
Other	3,216	8.89	2,914	8.84

Total operating expenses	$36,160	100.00%	$32,941	100.00%

Assessments
Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program (“AHP”) and to satisfy its Resolution Funding Corporation assessment (“REFCORP”). AHP assessments are set aside from Net income for future grants and contributions towards the program. REFCORP expenses are paid to the United States Treasury.
Both the REFCORP and AHP assessments are based on income and the increases reflect the change in pre-assessment income for the current year second quarter and year-to-date compared to the prior year periods.

Financial Condition: Assets, Liabilities, Capital, Commitments and Contingencies

			Net change in	Net change in
(Dollars in thousands)	June 30, 2009	December 31, 2008	dollar amount	percentage
Assets
Cash and due from banks	$39,588	$18,899	$20,689	109.47%
Interest-bearing deposits	13,865,009	12,169,096	1,695,913	13.94
Available-for-sale securities	2,507,258	2,861,869	(354,611)	(12.39)
Held-to-maturity securities
Long-term securities	10,471,387	10,130,543	340,844	3.36
Certificates of deposit	—	1,203,000	(1,203,000)	(100.00)
Advances	100,457,832	109,152,876	(8,695,044)	(7.97)
Mortgage loans held-for-portfolio	1,381,061	1,457,885	(76,824)	(5.27)
Accrued interest receivable	367,457	492,856	(125,399)	(25.44)
Premises, software, and equipment	14,574	13,793	781	5.66
Derivative assets	8,772	20,236	(11,464)	(56.65)
Other assets	15,935	18,838	(2,903)	(15.41)

Total assets	$129,128,873	$137,539,891	$(8,411,018)	(6.12)%

Liabilities
Deposits
Interest-bearing demand	$2,232,207	$1,333,750	$898,457	67.36%
Non-interest bearing demand	9,272	828	8,444	NM
Term	36,350	117,400	(81,050)	(69.04)

Total deposits	2,277,829	1,451,978	825,851	56.88

Consolidated obligations
Bonds	72,184,176	82,256,705	(10,072,529)	(12.25)
Discount notes	47,275,915	46,329,906	946,009	2.04

Total consolidated obligations	119,460,091	128,586,611	(9,126,520)	(7.10)

Mandatorily redeemable capital stock	128,254	143,121	(14,867)	(10.39)

Accrued interest payable	280,889	426,144	(145,255)	(34.09)
Affordable Housing Program	140,037	122,449	17,588	14.36
Payable to REFCORP	45,640	4,780	40,860	NM
Derivative liabilities	825,512	861,660	(36,148)	(4.20)
Other liabilities	120,579	75,753	44,826	59.17

Total liabilities	123,278,831	131,672,496	(8,393,665)	(6.37)

Capital	5,850,042	5,867,395	(17,353)	(0.30)

Total liabilities and capital	$129,128,873	$137,539,891	$(8,411,018)	(6.12)%

Balance sheet overview
At June 30, 2009, the FHLBNY’s Total assets were $129.1 billion, a decrease of $8.4 billion, or 6.1%, from December 31, 2008. The Bank’s balance sheet management strategy has been to keep balance sheet growth or decline in line with the changes in member demand for advances.

Advances borrowed by members stood at $100.5 billion at June 30, 2009, a decline of $8.7 billion from the outstanding balance at December 31, 2008. Member demand for advance borrowings in the current year second quarter has been concentrated in the longer-term fixed-rate advance products. Outstanding amounts of short-term fixed-rate advances, adjustable-rate advances, and overnight borrowings declined at June 30, 2009 compared to outstanding balances at December 31, 2008. In the current year second quarter, fixed-rate advances collateralized by marketable securities declined by $2.0 billion from the outstanding balances at the end of the current year first quarter. Decline of $2.0 billion in the recorded fair value basis of hedged advances from the amounts recorded at December 31, 2008 was another factor that explains the decline in advances as reported in the Statements of Condition at June 30, 2009.
At June 30, 2009, the Bank held $13.9 billion ($12.2 billion at December 31, 2008) in interest-earning demand balances at the FRB, which were reported as Interest-bearing deposits in the Statements of Condition. The liquid investment at the FRB is consistent with the Bank’s goals of maintaining liquidity for its members. Historically, the Bank has maintained a significant inventory of liquid Federal funds and short-term certificates deposits at highly rated financial institutions to ensure liquidity for its members’ borrowing needs, especially in the existing volatile credit markets. Commencing July, 1, 2009, the FRB will no longer pay interest to the FHLBNY for funds invested in excess of required reserves and it is likely that the Bank will utilize the federal funds market to achieve its goals of keeping liquid assets for its members needs.
Investments designated as available for sale were MBS issued by GSEs are reported at their values. Fair values of of MBS classified as available-for-sale were $2.5 billion at June 30, 2009, slightly down from $2.9 billion at December 31, 2008. Net unrealized fair value losses were $10.1 million at June 30, 2009, a significant improvement from net unrealized losses of $64.4 million at December 31, 2008.
Investments designated as held-to-maturity are recorded at carrying value. Carrying value is the amortized cost basis of the investment if a security is not determined to be OTTI. If a held-to-maturity security has been determined to be OTTI, amortized cost basis is adjusted to its fair value at the time of impairment and is the carrying value of the security. Carrying value is subsequently adjusted for accretion of non-credit portion of OTTI recorded in Accumulated other comprehensive income (loss). Carrying value is not subsequently adjusted to fair value unless additional OTTI is recognized. The carrying value of held-to-maturity MBS was $10.5 billion at June 30, 2009, slightly higher than $10.1 billion at December 31, 2008. The amortized cost basis of 12 held-to-maturity private label securities were adjusted downward by $88.0 million to their fair values when the securities were determined to be OTTI during the two quarters of 2009. Adjustments to the carrying values of OTTI securities due to accretion of the non-credit component of OTTI recorded in Accumulated other comprehensive income (loss) was not significant.
At June 30, 2009, balance sheet leverage of 22.1 times shareholders’ capital was slightly down from 23.4 times capital at December 31, 2008. The small change in leverage reflects the Bank’s balance sheet management strategy of keeping the balance sheet change in line with the changes in member demand for advances. Increases or decreases in investments have a direct impact on leverage, but generally, growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged. Under existing capital management practices, members are required to purchase capital stock to support their borrowings from the Bank, and when capital stock is in excess of the amount that is required to support advance borrowings, the Bank redeems the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remains unchanged. As capital increases or declines in line with higher or lower volumes of advances, the Bank may also adjust its assets by increasing or decreasing holdings of short-term investments in certificates of deposit, and, to some extent, its positions in Federal funds sold or invested balances with the Federal Reserve Banks, which it inventories to accommodate unexpected member needs for liquidity, or its cash position at the FRB.

Advances
The FHLBNY’s primary business is making collateralized loans, known as “advances”, to members.
Reported book value of advances was $100.5 billion at June 30, 2009, down from $104.5 billion at March 31, 2009 and $109.2 billion at December 31, 2008. Advance book values include fair value basis adjustments of $3.8 billion at June 30, 2009, compared to $5.1 billion and $5.8 billion at March 31, 2009 and December 31, 2008. Fair value basis adjustments are recorded under the hedge accounting provisions. Par amount of advances outstanding was $96.7 billion at June 30, 2009 compared to $99.4 billion at March 31, 2009 and $103.4 billion at December 31, 2008.
The FHLBNY’s willingness to be a reliable provider of well-priced funds to our members reflects the FHLBNY’s ability to raise funding in the marketplace through the issuance of consolidated obligation bonds and discount notes to local and global investors.
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and term funding driven by economic factors, such as availability to the Bank’s members of alternative funding sources that are more attractive, or by the interest rate environment and the outlook for the economy. Members may choose to prepay advances (which may incur prepayment penalty fees), based on their expectations of interest rate changes and demand for liquidity. Demand may also be influenced by the dividend payout to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership and activity stock. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by members of another FHLBank or a non-member, they no longer qualify for membership and the FHLBNY may not offer renewals or additional advances to non-members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight lending to members.

Advances — Product Types
The following table summarizes par values of advances by product type (dollars in thousands):

	June 30, 2009		December 31, 2008
		Percentage		Percentage
	Amounts	of total	Amounts	of total

Adjustable Rate Credit — ARCs	$17,335,850	17.93%	$20,205,850	19.55%
Fixed Rate Advances	71,911,256	74.37	71,860,685	69.51
Short-Term Advances	5,220,950	5.40	7,793,500	7.54
Mortgage Matched Advances	614,030	0.64	693,559	0.67
Overnight Line of Credit (OLOC) Advances	760,159	0.78	2,039,423	1.97
All other categories	854,512	0.88	786,710	0.76

Total par value	96,696,757	100.00%	103,379,727	100.00%

Discount on AHP Advances	(292)		(330)
SFAS 133 hedging adjustments	3,761,367		5,773,479

Total	$100,457,832		$109,152,876

Compared to balances at December 31, 2008, Short-term fixed-rate advances, adjustable-rate advances, and overnight borrowings declined at June 30, 2009.
Member demand for advance products
Adjustable Rate Advances (ARC Advances) — Demand for ARC advances in the current year has declined over the two quarters. Outstanding member borrowings were $20.2 billion at December 31, 2008, and declined to $18.5 billion at March 31, 2009 and to $17.3 billion at June 30, 2009. Generally, the FHLBNY’s larger members have been the more significant borrowers of ARCs.
ARC advances are medium - and long-term loans that can be linked to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, the Federal funds rate, or Prime. Members use ARC advances to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets. The interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to that designated index. Principal is due at maturity and interest payments are due at every reset date, including the final payment date.
Fixed-rate Advances — Demand for long-term fixed-rate advances softened in the second quarter after a strong first quarter. Primary demand was for fixed-rate advances collateralized by pledged securities. These advances, also referred to as Repo Advances are offered at a pricing advantage to members in recognition of the value of the liquid security collateral. Changes in such borrowings are a reflection of member preference to inventory their securities holdings. A significant component of Fixed-rate advances is putable advances, also referred to as “Convertible Advances”. Outstanding amounts of putable advances were $43.2 billion at June 30, 2009 and March 31, 2009 almost unchanged from December 31, 2008. Historically, Fixed-rate, putable advances have been more competitively priced relative to fixed-rate “bullet” advances because of the “put” feature that the Bank purchases from the member, driving down the coupon on the advance. In the present interest rate environment, the price advantage is not significant because of constraints in offering longer-term-advances that has also narrowed the price advantage of putable advances.
Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from two days to 30 years. Fixed-rate advances, comprising putable and non-putable advances were the largest category of advances at June 30, 2009 and December 31, 2008.

Short-term Advances — Demand for Short-term fixed-rate advances was uneven in the two quarters. In the first quarter of 2009, because of softening member demand, outstanding balances had declined to $4.6 billion. In the second quarter, because of stronger demand, balances grew to $5.2 billion. At December 31, 2008, the balance of Short-term advance was $7.8 billion.
Overnight Line of Credit (“OLOC Advances”) — Overnight borrowings were weak during the two quarters and outstanding amounts declined.
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
Merger Activity
Merger activity is an important factor and, if significant, would contribute to an uneven pattern in advance balances. Merger activity may result in the loss of new business if the member is acquired by a non-member. The FHLBank Act does not permit new advances to replace maturing advances to former members. Advances held by members who are acquired by non-members may remain outstanding until their contractual maturities. Merger activity may also result in a decline in the advance book if the acquired member decides to prepay existing advances partially or in full depending on the post-merger liquidity needs.
No members were acquired by non-members in the current year first two quarters compared to four in the prior year comparable period.
Prepayment of Advances
Early prepayment initiated by members and former members is another important factor that impacts advances to members. The FHLBNY charges a member a prepayment fee when the member prepays certain advances before the original maturity. Member initiated prepayments totaled $69.0 million of par amounts of advances in the second quarter and $3.0 billion in the first quarter, compared to $2.1 billion in the prior year first quarter and $1.7 billion in the prior year second quarter. The Bank recorded net prepayment fees of $1.9 million in the current year second quarter and $19.1 million in the current year first quarter, compared to $11.7 million in the prior year second quarter and $8.2 million in the prior year first quarter. For advances that are prepaid and hedged under hedge accounting rules, the FHLBNY generally terminates the hedging relationship upon prepayment and adjusts the prepayments fees received for the associated fair value basis of the hedged prepaid advance.

Impact of hedging advances
The Bank hedges certain advances under the provisions of SFAS 133 by the use of both callable and non-callable interest rate swaps as fair value hedges. Recorded fair value basis adjustments to advances in the Statements of Condition were a result of hedging activities under the provisions of SFAS 133. The Bank hedges the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR and is also the discounting basis for computing changes in fair values of hedged advances. Net interest accruals from SFAS 133 qualifying hedges are recorded with interest income from advances in the Statements of Income. Fair value changes of SFAS 133 qualifying hedged advances are recorded as a Net realized and unrealized gain (loss) on derivative and hedging activities, a component of Other income (loss) also in the Statements of Income. An offset is recorded as fair value basis adjustment to the carrying amount of the advances in the Statements of Condition.
The Bank primarily hedges putable or convertible advances and certain “bullet” fixed-rate advances that qualify under the hedging provisions of SFAS 133. Notional amounts of advances hedged by the use of interest rate swaps in economic hedges were not significant.
At June 30, 2009, $66.3 billion in interest rate swaps hedged advances (both economically and under SFAS 133 hedging provisions) compared to $62.3 billion at December 31, 2008.
Derivative transactions are employed to hedge fixed-rate advances in the following manner and to achieve the following principal objectives:
The FHLBNY:
•	makes extensive use of the derivatives to restructure interest rates on fixed-rate advances, both putable or convertible and non-putable (“bullet”), to better match the FHLBNY’s cash flows, to enhance yields, and to manage risk from a changing interest rate environment.
•	converts at the time of issuance, certain simple fixed-rate bullet and putable fixed-rate advances into synthetic floating-rate advances by the simultaneous execution of interest rate swaps that convert the cash flows of the fixed-rate advances to conventional adjustable rate instruments tied to an index, typically 3-month LIBOR.
•	uses derivatives to manage the risks arising from changing market prices and volatility of a fixed coupon advance by matching the cash flows of the advance to the cash flows of the derivative, and making the FHLBNY indifferent to changes in market conditions. Putable advances are typically hedged by an offsetting derivative with a mirror-image call option with identical terms.
•	adjusts the reported carrying value of hedged fixed-rate advances for changes in their fair value (“fair value basis” or “fair value”) that are attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for advances in the Statements of Condition include fair value hedge basis adjustments.
The most significant element that impacts balance sheet reporting of advances is the recording of fair value basis adjustments to the carrying value of advances in the Statements of Condition. In addition, when putable advances are hedged by callable swaps, the possibility of exercise of the call shortens the expected maturity of the advance. The impact of derivatives to the Bank’s income is discussed in this MD&A under “Results of Operations”. Fair value basis adjustments as measured under the hedging rules are impacted by both hedge volume and the interest rate environment and the volatility of the rate environment.

Hedge volume — At June 30, 2009 and December 31, 2008, almost all putable fixed-rate advances were hedged by interest rate swaps that qualified under fair value hedge accounting rules. The Bank also hedges certain long-term, single maturity (bullet) advances to hedge fair value risk from changes in the benchmark rate.
Hedge volume as measured by the amount of notional amounts of interest rate swaps outstanding that hedged advances, both economic and under SFAS 133 hedging provisions, increased to $66.5 billion at June 30, 2009, compared to $62.3 billion at December 31, 2008. The notional amounts of swaps included $0.1 billion and $0.6 billion at June 30, 2009 and December 31, 2008 that were in an economic hedge of advances, and changes in fair values of the swaps were recorded through earnings without the offset of changes in the fair values of the advances.
The largest component of interest rate swaps hedging advances at June 30, 2009 was comprised of $41.5 billion in putable advances, slightly below $41.8 billion at December 31, 2008. Generally, the Bank hedges almost all putable advances with a callable interest rate swap. The Bank’s putable advance, also referred to as a convertible advance, contains a put option purchased by the Bank from the member. Under the terms of the put option, the Bank has the right to terminate the advance at agreed upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then prevailing market rates and at the then existing terms and conditions. When the FHLBNY puts the fixed-rate advance and if the member borrows to replace the fixed-rate advance, the FHLBNY effectively converts the advance from fixed-rate to floating-rate.
In addition, certain LIBOR-indexed advances have “capped” coupons that are in effect sold to borrowers. The fair value changes of the sold caps are offset by fair value changes of purchased options (caps) with mirror-image terms. Fair value changes of caps due to changes in the benchmark rate and option volatilities are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities in the Statements of Income. Notional amounts of purchased interest rate caps to “hedge” embedded caps were $0.4 billion and $0.5 billion at June 30, 2009 and December 31, 2008, and were designated as economic hedges of caps embedded in the variable-rate advances borrowed by members.
Fair value basis adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the Statements of Condition were associated with hedging activities under the hedge accounting provisions. Advances designated at inception as economic hedges do not generate basis adjustments and these were insignificant at June 30, 2009 and December 31, 2008. Reported book value of advances at June 30, 2009 included net unrealized fair value basis gains of $3.8 billion at June 30, 2009, compared to $5.8 billion at December 31, 2008 and represented fair value basis adjustments under accounting rules.
Unrealized basis gains were consistent with the forward yield curves at June 30, 2009 and December 31, 2008 that were projecting forward rates below the fixed-rate coupons of advances that had been issued in prior periods at the then prevailing higher interest-rate environment. Since hedged advances are typically fixed-rate, in a declining interest rate environment relative to the coupons of the advances, fixed-rate advances will exhibit net unrealized fair value basis gains. At June 30, 2009 and December 31, 2008, unrealized gains from fair value basis adjustments to advances were almost entirely offset by net fair value unrealized losses of the derivatives associated with the fair value hedges of advances, thereby achieving the Bank’s hedging objectives of mitigating fair value basis risk.

Hedge volume as represented by the notional amounts of advances hedged in qualifying hedges increased at June 30, 2009 in line with the increase in hedged long-term fixed-rate advances at June 30, 2009 compared to December 31, 2008. The notional amounts of swaps that were associated in hedging relationships under hedge accounting rules aggregated $66.4 billion at June 30, 2008, up from $61.7 billion at December 31, 2008. The amount of basis adjustments of hedged advances in an unrealized gain position declined to $3.8 billion at June 30, 2009 from $5.8 billion at December 31, 2008 primarily as a result of the steepening of the yield curve at June 30, 2009 relative to December 31, 2008. As an illustration, the 5-year swap curve was 2.55% at June 30, 2009 compared to 1.55% at December 31, 2008.
Investments
The FHLBNY maintains investments for liquidity purposes, to manage capital stock repurchases and redemptions, to provide additional earnings, and to ensure the availability of funds to meet the credit needs of its members. The FHLBNY also maintains longer-term investment portfolios, which are principally mortgage-backed securities issued by government-sponsored mortgage agencies, a smaller portfolio of MBS issued by private enterprises, and securities issued by state or local housing finance agencies.
Mortgage- and asset-backed securities acquired must carry the highest ratings from Moody’s Investors Service (“Moody’s”) or Standard & Poor’s Rating Services (“S&P”) at the time of purchase. Finance Agency regulations prohibit the FHLBanks, including the FHLBNY, from investing in certain types of securities and limit the investment in mortgage- and asset-backed securities.
Limits on the size of the MBS portfolio are defined by Finance Agency regulations, which limits holding of MBS to 300% of capital. At June 30, 2009 and December 31, 2008, the Bank was within that limit.
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
OTTI — In the current year first quarter based on the management’s determination of a decrease in cash flows expected to be collected (cash flow shortfall) on two held-to-maturity private-label mortgage-backed securities insured by MBIA and the determination that MBIA’s claim paying ability would not be sufficient in future periods to cover the estimated short falls, management concluded that two securities had become other-than-temporarily impaired at March 31, 2009, and a credit impairment charge of $5.3 million was recorded through first quarter earnings. Total OTTI at March 31, 2009 was $15.2 million, representing the difference between the amortized cost basis of $37.0 million prior to the write down and $21.8 million, the fair value basis of the two securities, which became the carrying value of the two securities at March 31, 2009. The credit component of OTTI was $5.3 million and was a charge to current year first quarter earnings. The non-credit component of total OTTI was $9.9 million, which was recorded as a loss in Accumulated other comprehensive income (loss), a component of shareholders’ equity.

In the current year second quarter, an additional 10 held-to-maturity private-label mortgage-backed securities were determined to be OTTI. Nine securities are insured by Ambac and one security, rated triple-A, is uninsured. The amortized cost prior to impairment was $239.4 million. Their fair value at June 30, 2009 was $166.6 million. Management determined that Ambac’s claim paying ability would not be sufficient in future periods to cover the estimated cash flow short falls on the 9 Ambac insured securities and concluded that all 10 securities (9 insured and one uninsured) had become other-than-temporarily impaired at June 30, 2009. Total OTTI was $72.8 million, representing the difference between the amortized cost basis of $239.4 million prior to the write down and $166.6 million, the fair value basis of the 10 securities, which is the new amortized cost basis and carrying values of the 10 securities. The credit component of OTTI was $5.3 million and was a charge to current year second quarter earnings. The non-credit component of total OTTI was $67.5 million, which was recorded as a loss in Accumulated other comprehensive income (loss), a component of shareholders’ equity.
The tables below summarize the key characteristics of the 12 OTTI securities (including two securities insured by MBIA that were determined to be OTTI at March 31, 2009) at June 30, 2009 (dollars in thousands):

		June 30, 2009
		Insurer MBIA		Insurer AMBAC		Uninsured		OTTI		Gross OTTI Losses
			Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Ratings	Count	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

AAA	1	$—	$—	$—	$—	$61,277	$56,538	$(438)	$(2,766)	$(3,204)	$—
A	2	—	—	55,780	32,388	—	—	(2,038)	(21,345)	—	(23,383)
BBB	2	—	—	54,303	32,475	—	—	(679)	(21,141)	—	(21,820)
BB	6	13,559	7,918	69,672	45,180	—	—	(4,099)	(25,761)	—	(29,860)
B	1	23,022	13,636	—	—	—	—	(3,339)	(6,385)	—	(9,724)

Total	12	$36,581	$21,554	$179,755	$110,043	$61,277	$56,538	$(10,593)	$(77,398)	$(3,204)	$(84,787)

Note:	Gross Losses include realized credit losses of $10.6 million year-to-date June 30, 2009. Non-credit losses are unrealized and recognized in Accumulated other comprehensive income (loss).
The tables below summarize the key characteristics of the 2 OTTI securities at March 31, 2009 (dollars in thousands):

		March 31, 2009
		Insurer MBIA		OTTI		Gross OTTI Losses
			Fair	Credit	Non-credit	Less than	More than
Ratings	Count	UPB	Value	Loss	Loss	12 months	12 months

BB	1	$13,752	$8,273	$(1,926)	$(3,553)	$—	$(5,479)
B	1	23,259	13,535	(3,339)	(6,385)	—	(9,724)

Total	2	$37,011	$21,808	$(5,265)	$(9,938)	$—	$(15,203)

Note:	Gross Losses include realized credit losses of $5.3 million year-to-date March 31, 2009. Non-credit losses are unrealized and recognized in Accumulated other comprehensive income (loss).

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments) between June 30, 2009 and December 31, 2008. Amounts are after writing down the amortized cost basis of impaired securities to fair values (dollars in thousands):

	June 30,	December 31,	Dollar	Percentage
	2009	2008	Variance	Variance

State and local housing agency obligations [1]	$768,206	$804,100	$(35,894)	(4.46)%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,496,240	2,851,682	(355,442)	(12.46)
Held-to-maturity securities, at carrying value	9,703,181	9,326,443	376,738	4.04

	12,967,627	12,982,225	(14,598)	(0.11)

Grantor trusts [2]	11,018	10,187	831	8.16
Certificates of deposit [1]	—	1,203,000	(1,203,000)	(100.00)

Total investments	$12,978,645	$14,195,412	$(1,216,767)	(8.57)%

[1]	Classified as held-to-maturity securities, at carrying value.

[2]	Classified as available-for-sale securities, at fair value represent investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts.

Note:	Excludes $13.9 billion in interest-earning balance at Federal Reserve Bank of New York at June 30, 2009 ($12.2 billion at December 31, 2008).
Long-term investments
At June 30, 2009 and December 31, 2008, investments with original contractual maturities that were long-term comprised of mortgage- and asset-backed securities, and investment in securities issued by state and local housing agencies. These investments were classified as either held-to-maturity or available-for-sale securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” as amended by FSP FAS 115-2. Several grantor trusts have been established and owned by the FHLBNY to fund current and potential future payments to retirees for supplemental pension plan obligations. The trust funds are invested in fixed-income and equity funds, which were classified as available-for-sale.

Mortgage-backed securities — By issuer
Composition of FHLBNY’s held-to-maturity mortgage-backed securities was as follows (carrying values; dollars in thousands):

	June 30,	Percentage	December 31,	Percentage
	2009	of total	2008	of total

U.S. government sponsored enterprise residential mortgage-backed securities	$8,169,490	84.19%	$7,577,036	81.24%
U.S. agency residential mortgage-backed securities	199,756	2.06	6,325	0.07
U.S. agency commercial mortgage-backed securities	49,882	0.51	—	—
Private-label issued securities backed by home equity loans	505,664	5.21	636,466	6.83
Private-label issued residential mortgage-backed securities	521,738	5.38	609,908	6.54
Private-label issued commercial mortgage-backed securities	40,642	0.42	266,994	2.86
Private-label issued securities backed by manufactured housing loans	216,009	2.23	229,714	2.46

Total Held-to-maturity securities-mortgage-backed securities	$9,703,181	100.00%	$9,326,443	100.00%

Held-to-maturity mortgage- and asset-backed securities (“MBS”) — Government sponsored enterprise (“GSE”) and U.S. government agency issued MBS aggregated $8.4 billion and $7.6 billion at June 30, 2009 and December 31, 2008. They represented 86.8% and 81.3% of total MBS classified as held-to-maturity at those dates. Privately issued mortgage-backed securities made up 13.2% and 18.7% at June 30, 2009 and December 31, 2008 and included commercial mortgage- and asset-backed securities, and mortgage-pass-throughs and Real Estate Mortgage Investment Conduit bonds.
In the current year first two quarters, the Bank added $2.0 billion of GSE and U.S. government agency issued MBS to the held-to-maturity portfolio. Securities acquired were triple-A rated. The Bank’s conservative purchasing practice over the years is evidenced by the high concentration of mortgage-backed securities issued by a GSE.
Local and housing finance agency bonds — The FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) classified as held-to-maturity. Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing. In the current year first two quarters, the Bank made no acquisitions.
Available-for-sale securities — The FHLBNY classifies investments that it may sell before maturity as available-for-sale and carries them at fair value. Fair value changes are recorded in Accumulated other comprehensive income until the security is sold or is anticipated to be sold. Composition of FHLBNY’s available-for-sale securities was as follows (dollars in thousands):

	June 30,	Percentage	December 31,	Percentage
	2009	of total	2008	of total

Fannie Mae	$1,726,276	69.16%	$1,854,988	65.05%
Freddie Mac	769,964	30.84	996,694	34.95

Total AFS mortgage-backed securities	2,496,240	100.00%	2,851,682	100.00%

Grantor Trusts — Mutual funds	11,018		10,187

Total Available-for-sale portfolio	$2,507,258		$2,861,869

At June 30, 2009 and December 31, 2008, the entire AFS portfolio of mortgage-backed securities was comprised of securities issued by Fannie Mae and Freddie Mac.

Held-to-maturity securities
Market values of held-to-maturity securities were as follows (in thousands):

	June 30, 2009
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrealized	Unrealized	Fair
	Basis	in OCI	Value	Holding Gains	Holding Losses	Value

State and local housing agency bonds	$768,206	$—	$768,206	$3,547	$(25,108)	$746,645
Mortgage-backed securities	9,780,340	(77,159)	9,703,181	256,380	(237,104)	9,722,457

Total	$10,548,546	$(77,159)	$10,471,387	$259,927	$(262,212)	$10,469,102

	December 31, 2008
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Holding Gains	Holding Losses	Value

State and local housing agency bonds	$804,100	$6,573	$(47,512)	$763,161
Mortgage-backed securities	9,326,443	187,531	(342,662)	9,171,312
Certificates of deposit	1,203,000	328	—	1,203,328

Total	$11,333,543	$194,432	$(390,174)	$11,137,801

External rating information of the held-to-maturity portfolio was as follows. (Carrying value in thousands):

	June 30, 2009
					Below
					Investment
	AAA-rated	AA-rated	A-rated	BBB-rated	Grade	Total

Long-term securities
Mortgage-backed securities	$9,130,393	$288,669	$104,777	$62,288	$117,054	$9,703,181
State and local housing bonds	74,048	614,793	23,145	56,220	—	768,206

Total Long-term securities	9,204,441	903,462	127,922	118,508	117,054	10,471,387

Total	$9,204,441	$903,462	$127,922	$118,508	$117,054	$10,471,387

	December 31, 2008
	AAA-rated	AA-rated	A-rated	BBB-rated	Total

Long-term securities
Mortgage-backed securities	$8,705,952	$229,714	$192,678	$198,099	$9,326,443
State and local housing bonds	74,881	672,999	—	56,220	804,100

Total Long-term securities	8,780,833	902,713	192,678	254,319	10,130,543

Short-term securities
Certificates of deposit	—	628,000	575,000	—	1,203,000

Total	$8,780,833	$1,530,713	$767,678	$254,319	$11,333,543

Rating information of the available-for-sale portfolios was as follows. (Fair values in thousands):

	June 30, 2009
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,496,240	$—	$—	$—	$—	$2,496,240
Other — Grantor trusts	—	—	—	—	11,018	11,018

Total	$2,496,240	$—	$—	$—	$11,018	$2,507,258

	December 31, 2008
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,851,682	$—	$—	$—	$—	$2,851,682
Other — Grantor trusts	—	—	—	—	10,187	10,187

Total	$2,851,682	$—	$—	$—	$10,187	$2,861,869

Fair values of investment securities
The fair value of mortgage-backed investment securities is estimated by management using information from specialized pricing services that use pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models employed by pricing services for most of the Bank’s investments are market based and observable and are considered Level 2. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs in the models are based on new issue and secondary market transactions if securities that are traded in sufficient volumes in the secondary market. The valuation of the Bank’s private-label securities that are all designated as held-to-maturity may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 because the inputs may not be market based and observable. Twelve held-to-maturity private-label mortgage-backed securities were written down to their fair value as a result of a recognition of OTTI during the first two quarters of 2009. The OTTI impaired securities were considered to be the equivalent of Level 3 financial instruments within the SFAS 157 valuation hierarchy as of June 30, 2009. This determination was made based on management’s view that the OTTI private-label instruments may not have an active market because of the specific vintage of the impaired securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities; fair values of the securities were determined by management using third party specialized vendor pricing services that made appropriate adjustments to observed prices of comparable securities that were being transacted in an orderly market. Fair values of the OTTI securities (all held-to-maturity securities) at June 30, 2009 aggregated $188.1 million.
For more information about the corroboration and other analytical procedures performed by the FHLBNY, see Significant Accounting Policies and Significant Estimates in Note 1, and Note 16 Fair Values of Financial Instruments. Examples of securities priced under such a valuation technique, which are classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined under SFAS 157, include GSE issued collateralized mortgage obligations and money market funds.
The FHLBNY conducts a review and evaluation of the securities portfolio to determine, based on the creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, if the decline, if any, in the fair value of a security below its carrying value is other-than-temporary. Based on detailed credit analysis on a security level, the Bank has concluded that other than the 12 securities determined to be credit impaired, gross unrealized losses for the remainder of Bank’s investment securities were primarily caused by interest rate changes, credit spread widening and reduced liquidity and the securities were temporarily impaired as defined under FSP FAS 115-2 and FSP FAS 124-2. For information about the Bank’s Impairment Analysis and conclusions, investment ratings, and investment quality see Asset Quality and Concentration - Advances, Investment securities, Mortgage loans, and Counterparty risks in this MD&A. Also, see Note 4 — Held-to-maturity securities and Note 5 — Available-for-sale securities.

Contractual maturities — Mortgage-backed securities
The amortized cost basis and estimated fair values of held-to-maturity securities by contractual maturity are shown below (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost Basis	Value	Cost Basis	Value
State and local housing agency obligations
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	14,985	15,105	17,665	18,209
Due after five years through ten years	60,400	61,150	60,400	55,060
Due after ten years	692,821	670,390	726,035	689,892

State and local housing agency obligations	768,206	746,645	804,100	763,161

Mortgage-backed securities
Due in one year or less	40,642	40,568	257,999	258,120
Due after one year through five years	3,125	2,860	—	—
Due after five years through ten years	1,231,832	1,255,407	1,142,000	1,149,541
Due after ten years	8,504,741	8,423,622	7,926,444	7,763,651

Mortgage-backed securities	9,780,340	9,722,457	9,326,443	9,171,312

Certificates of deposit
Due in one year or less	—	—	1,203,000	1,203,328

Certificates of deposit	—	—	1,203,000	1,203,328

Total held-to-maturity securities	$10,548,546	$10,469,102	$11,333,543	$11,137,801

Short-term investments
The FHLBNY typically maintains substantial investments in high quality, short- and intermediate-term financial instruments, such as interest-earning balances at the Federal Reserve Banks, certificates of deposits and overnight and term Federal funds sold to highly rated financial institutions. These investments provide the liquidity necessary to meet members’ credit needs. Short-term investments also provide a flexible means of implementing the asset/liability management decisions to increase liquidity. The Bank invests in certificates of deposits (none at June 30, 2009) with maturities not exceeding one year and issued by major financial institutions; certificates of deposits are recorded at amortized cost basis as held-to maturity investment. Cash pledged to derivative counterparties to meet collateral requirements are interest bearing and are reported as a deduction (netting adjustment) to Derivative liabilities in the Statements of Condition.

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
The FHLBNY does not preclude or specifically seek out investments any differently than it would in the normal course of acquiring securities for investments, unless it is prohibited by existing regulations. The FHLBNY’s practice is not to lend unsecured funds to members, including overnight Federal funds sold and certificates of deposits. Unsecured lending to members is not prohibited by Finance Agency regulations or Board of Directors’ policy. The FHLBNY is prohibited from purchasing a consolidated obligation issued directly by another FHLBank, but may acquire consolidated obligations for investment in the secondary market after the bond settles. There were no investments in consolidated obligations by the FHLBNY at June 30, 2009 and at December 31, 2008.
The FHLBNY’s investment in mortgage-backed securities during all periods reported complied with FHLBNY’s Board-approved policy of acquiring mortgage-backed securities issued or guaranteed by the government-sponsored housing enterprises, or prime residential mortgages rated triple-A by both Moody’s and Standard & Poor’s rating services at acquisition.

Mortgage Loans Held-for-Portfolio
At June 30, 2009, the portfolio of mortgage loans was comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”) and Community Mortgage Asset loans (“CMA”). More details about the MPF program can be found in Mortgage Partnership Finance Program under the caption Acquired Member Assets Program in the Bank’s most recently filed Form 10-K on March 27, 2009. In the CMA program, the FHLBNY holds participation interests in residential and community development mortgage loans. Acquisition of participations under the CMA program was suspended indefinitely in November 2001 and the loans are being paid down under their contractual terms.
Paydowns outpaced acquisitions in the current year first two quarters and as a result, the MPF portfolio declined relative to December 31, 2008. The FHLBNY does not expect the MPF loans to increase substantially, and the Bank provides this product to its members as another alternative for its members to sell their mortgage production.
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2009		December 31, 2008
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Real Estate:
Fixed medium-term single-family mortgages	$430,982	31.21%	$467,845	32.15%
Fixed long-term single-family mortgages	945,617	68.50	983,493	67.58
Multi-family mortgages	3,959	0.29	4,009	0.27

Total par value	1,380,558	100.00%	1,455,347	100.00%

Unamortized premiums	9,738		10,662
Unamortized discounts	(5,892)		(6,310)
Basis adjustment [1]	(584)		(408)

Total mortgage loans held-for-portfolio	1,383,820		1,459,291
Allowance for credit losses	(2,759)		(1,406)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,381,061		$1,457,885

[1]	Represents fair value basis of open and closed delivery commitments.
Debt Financing Activity and Consolidated Obligations
Consolidated obligations, which are the joint and several obligations of the FHLBanks, are the principal funding source for the FHLBNY’s operations and consist of consolidated bonds and consolidated discount notes. Discount notes are consolidated obligations with maturities up to 365 days, and consolidated bonds have maturities of one year or longer. Member deposits, capital and, to a lesser extent borrowings from other FHLBanks, are funding sources.
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
In the third quarter of 2008, each FHLBank (including the FHLBNY) entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF will be considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings will be agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of June 30, 2009 and December 31, 2008, the FHLBNY had provided the U.S. Treasury with listings of advance collateral amounting to $22.0 billion and $16.3 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2008 and at the date of this Form 10-Q report, no FHLBank has drawn on this available source of liquidity.

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
Highlights — Debt issuance and funding management
The primary source of funds for the FHLBNY continued to be through issuance of consolidated obligation bonds and discount notes. Reported amounts of consolidated obligations outstanding, comprising of bonds and discount notes, at June 30, 2009 and December 31, 2008 were $119.5 billion and $128.6 billion, and funded 92.5% and 93.5% of Total assets at those dates. These financing ratios have remained substantially unchanged over the years at around 90%, indicative of the stable funding strategy pursued by the FHLBNY to rely on FHLBank debt for financing its activities.
Investor demand for FHLBank debt — The cost of term debt issuance has continued to be under pressure in the current year first two quarters. Key investors from Asia have continued to reduce acquisitions of FHLBank debt or have been absent in recent debt issuances. Following the conservatorship of Fannie Mae and Freddie Mac, market pricing of FHLBank issued debt indicated that market participants believe that obligations of the two GSEs offer lower credit risk than FHLBank debt obligations, which are generally grouped into the same GSE asset class as Fannie Mae and Freddie Mac. As a result, investors are more likely to require a premium to acquire FHLBank debt relative to debt issued by Fannie Mae and Freddie Mac. GSE debt pricing itself has been under competitive pressure with the FDIC announcing guarantees to debt offered by commercial banks and other financial institutions. Issuance of Treasury bills has increased, offering an alternative source of investments, adding to the yield pressure on FHLBank debt.
Money market funds and other domestic fund managers have stepped up to become key investors of FHLBank short-term debt. While this has positive implications for demand for FHLBank debt, it has put further pressure on sharply increased demand for even shorter bond maturities. Money funds appear to be maintaining average investment maturities of 50 days with a ceiling of 90 days as mandated under certain regulatory provisions.

All of these factors and the general dislocation in the capital markets are counteracting efforts by the FHLBanks to issue debt with maturities longer than one year. These factors, outside the control of the FHLBanks, have generally made it uneconomical for the FHLBanks to issue longer-term debt. Yields demanded by investors for longer-term FHLBank debt and spreads between 3-month LIBOR and FHLBank long-term debt yield have remained at levels that make it expensive for the FHLBNY to issue term debt and offer longer-term advances to members even if there was sufficient investor demand for such debt. That scenario appears to be gradually changing at least with respect to funding costs for 5-year and shorter maturity debt. Also, at the end of the current year second quarter, the FHLBanks have been successfully placing more term debt in the form of Global Bond offerings and callables. Domestic banks, flush with cash, and the more active international investors have been participants in the market for FHLBank debt. However, the FHLBanks continue to be disproportionately exposed to the money fund industry, and in response the FHLBank debt issuances have continued to maintain the short-term issuance practices implemented late last year.
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
Funding tactical changes — To accommodate members’ funding needs at reasonable spreads, the FHLBNY heightened its responsiveness to investor maturity preferences, and tactical adjustments to the FHLBNY funding strategies have factored in strong investor demand for shorter-term FHLBank bonds and discount notes. As market conditions changed, the Bank has also reacted promptly. The principal tactical funding strategy changes employed in executing issuances of debt were:
•	In response to market demand for shorter-term debt, the Bank increased its issuance of discount notes, which have maturities from overnight to 365 days. The upward trends in issuance volume of discount notes are illustrative of the tactical adjustments adopted by the FHLBNY. Average outstanding balances of discount notes, a measure of volume, was $24.7 billion in the third quarter of 2008. It increased to $34.5 billion in the fourth quarter of 2008. In the first and second quarters of 2009, volume rose dramatically to $46.2 billion and $48.7 billion. The utilization rate of discount notes to fund total assets is another useful measurement indicator. At March 31, 2009, discount notes outstanding were $48.7 billion, and funded 38.0% of the total assets at that date; at June 30, 2009, outstanding balance was $47.3 billion and funded 36.6% of total assets, compared to $46.3 billion at December 31, 2008, which funded 33.7% of total assets.
•	In the current year second quarter, the FHLBNY has also relied more on overnight and very short-term discount notes to take advantage of lower funding costs of overnight issuance of discount notes.
•	Floating-rate bonds outstanding at June 30, 2009 declined from the balances at December 31, 2008. Maturing bonds were not replaced because of unfavorable spreads demanded by investors and compared to other GSE issued LIBOR indexed floaters. In 2008, the FHLBNY had issued short-term floating-rate bonds, indexed to rates other than 3-month LIBOR and had swapped the coupons back to 3-month LIBOR. A significant percentage will mature in 2009.
•	Reacting to investor preference for shorter and medium-term debt, the FHLBNY increased the issuance of medium-term non-callable bonds. Investors have been receptive to FHLBanks’ non-callable bonds compared to alternative debt available in the capital markets and execution pricing has been relatively more favorable for the FHLBank bonds.
•	FHLBank callable-bonds, which have been traditionally considered by investors to be competitively priced, were under price pressure in 2008 and in the current year, and the Bank’s use of funding with callable debt has declined because of the erosion of their price advantage. Investor preferences are for short maturity bullet bonds and floaters primarily due to demand from the domestic money funds. Maturing callable bonds were replaced with non-callable shorter-term bonds and floating-rate bonds.
Debt extinguishment — No debt was retired or transferred to another FHLBank in the current year first two quarters.

Consolidated obligation bonds
The following summarizes types of bonds issued and outstanding (dollars in thousands):

	June 30, 2009		December 31, 2008
		Percentage of		Percentage of
	Amount	Total	Amount	Total

Fixed-rate, non-callable	$41,521,075	58.17%	$36,367,875	44.92%
Fixed-rate, callable	3,328,800	4.67	4,828,300	5.96
Step Up, non-callable	73,000	0.10	—	—
Step Up, callable	835,000	1.17	73,000	0.09
Step Down, callable	—	—	15,000	0.02
Single-index floating rate	25,617,500	35.89	39,670,000	49.01

Total par value	71,375,375	100.00%	80,954,175	100.00%

Bond premiums	121,689		63,737
Bond discounts	(36,321)		(39,529)
SFAS 133 fair value basis adjustments	718,872		1,254,523
Fair value basis adjustments on terminated hedges	4,258		7,857
SFAS 159 valuation adjustments and accrued interest	303		15,942

Total bonds	$72,184,176		$82,256,705

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
In the current year first two quarters, the FHLBNY issued fixed-rate and discount notes in a mix of issuances to achieve its asset/liability management goals and be responsive to the changing market dynamics. The funding fix has resulted in a greater diversity of debt structures and funding alternatives, indicative of the flexibility of the Bank’s funding tactics in a volatile environment. The issuance of bonds has been the primary financing vehicle for the Bank, although the use of term and overnight discount notes remain a vital source of funding requirements because of the ease of issuance of discount notes as a flexible funding tool for day-to-day operations.

In prior years, the use of term discount notes generally declined because of the relative pricing advantage of issuing floating-rate, LIBOR-indexed debt or by issuing short-term callable debt and swapping out the fixed-rate cash flows for LIBOR-indexed cash flows by the simultaneous execution of callable interest rate swaps. Hedge ratio, or the percentage of debt hedged versus debt not hedged, and the mix between the use of non-callable and callable interest rate swaps to hedge bonds reflects the Bank’s balance sheet management preferences and the attractiveness of the pricing of callable swaps. The ratio of discount notes to bonds is another balance sheet management tool and that too is predicated on factors such as asset-liability cash-gap management and the attractiveness of the pricing of discount notes. In the current year first two quarters the Bank increased its holdings of term discount notes mainly because of favorable investor demand and pricing relative to term funding. Still, consolidated obligation bonds remained the primary financing basis for the FHLBNY.
Fixed-rate non-callable bonds — With the decline in balance sheet assets at June 30, 2009, relative to December 31, 2008, the Bank reduced its outstanding debt. While over all debt declined, the amount and percentage of fixed-rate non-callable bonds, also referred to as “bullet bonds”, increased to by $5.2 billion, and represented 58.2% of total par amounts of debt outstanding at June 30, 2009. The comparable percentage of non-callable debt to total debt was 44.9% at December 31, 2008.
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
Fixed-rate callable bonds — With a callable bond, the Bank purchases a call option from the investor and the option allows the Bank to terminate the bond at predetermined call dates at par. When the Bank purchases the call option from investors it typically lowers the cost to the investor, who has traditionally been receptive to callable-bond yields offered by the FHLBNY. The Bank may also issue callable debt on an unswapped basis in a financing strategy to match the estimated prepayment characteristics of mortgage-backed securities and mortgage loans held-for-portfolio. As estimated lives and prepayment speeds of MBS and mortgage loans change with changes in the interest rate environment, those same factors are also likely to impact the call exercise feature of callable debt. These factors tend to shorten or lengthen the effective lives of the debt with changes in the interest rate environment, thereby achieving an offset to the prepayment options of MBS and mortgage loans.
The use of callable debt has declined over the years as investor demand for term debt has been very soft and the pricing advantage offered to investors for selling the call option tends to narrow as the term of the bond shortens. Spreads to both U.S. Treasury securities and LIBOR have widened and the unfavorable trend continued through the current year first two quarters. The Bank’s acquisition of fixed-rate mortgage-backed securities has been very selective, another factor that limited the issuance of callable bonds. Still another factor was the declining interest rates have fueled callable bond redemptions in association with the calls on the associated interest rate swaps. As a result, outstanding amounts of fixed-rate callable debt were allowed to decline as maturing or called bonds were replaced by non-callable bonds.
Floating-rate bonds — Generally, maturing floating-rate bonds were not replaced in the current year first two quarters and outstanding debt declined at June 30, 2009 relative to December 31, 2008. Floating-rate bonds were extensively used in 2008. The Bank had also issued floating-rate debt, indexed to 1-month LIBOR, Prime, and Fed effective rates, an innovative shift in funding tactics to take advantage of the historical wide spread between 3-month LIBOR and other indices. By executing interest rate swaps concurrently with the issuances of the floating-rate bonds and swapping the non-3 month LIBOR indices for 3-month LIBOR, the Bank effectively created variable funding that was indexed to 3-month LIBOR.

Impact of hedging fixed-rate consolidated obligation bonds
The Bank hedges certain fixed-rate debt under the provisions of SFAS 133 by the use of both callable and non-callable interest rate swaps in fair value hedges. The Bank may also hedge the anticipatory issuance of bonds under the provisions of “cash flow” hedging rules of SFAS 133 (None were outstanding at December 31, 2008 or June 30, 2009).
Net interest accruals from SFAS 133 qualifying interest rate swaps are recorded together with interest expense of consolidated obligation bonds in the Statements of Income. Fair value changes of debt in a qualifying fair value hedge are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivative and hedging activities; an offset is recorded as a fair value basis adjustment to the carrying amount of the debt in the balance sheet. Net interest accruals associated with derivatives not qualifying under SFAS 133 are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
Derivatives are employed to hedge consolidated bonds in the following manner to achieve the indicated principal objectives:
The FHLBNY:
•	Makes extensive use of the derivatives to restructure interest rates on consolidated obligation bonds, both callable and non-callable, to better meet its members’ funding needs, to reduce funding costs, and to manage risk in a changing market environment.
•	Converts at the time of issuance, certain simple fixed-rate bullet and callable bonds into synthetic floating-rate bonds by the simultaneous execution of interest rate swaps that convert the cash flows of the fixed-rate bonds to conventional adjustable rate instruments tied to an index, typically 3-month LIBOR.
•	Uses derivatives to manage the risk arising from changing market prices and volatility of a fixed coupon bond by matching the cash flows of the bond to the cash flows of the derivative and making the FHLBNY indifferent to changes in market conditions. Except when issued to fund MBS and MPF loans, callable bonds are typically hedged by an offsetting derivative with a mirror-image call option and identical terms.
•	Adjusts the reported carrying value of hedged consolidated bonds for changes in their fair value (“fair value basis adjustments” or “fair value”) that are attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for consolidated obligation bonds in the Statements of Condition include fair value basis adjustments.
•	Lowers its funding cost by the issuance of a callable bond and the execution of an associated interest rate swap with mirrored call options, which results in funding at a lower cost than the FHLBNY would otherwise have achieved. The issuance of callable bonds and the simultaneous swapping with a derivative instrument depends on the price relationships in both the bond and the derivatives markets.
The most significant element that impacts balance sheet reporting of debt is the recording of fair value basis and valuation adjustments. In addition, when callable bonds are hedged by callable swaps, the possibility of exercise of the call shortens the expected maturity of the bond. The impact of hedging debt on recorded interest expense is discussed in this MD&A under “Results of Operations”. Its impact as a risk management tool is discussed under Item 3 Quantitative and Qualitative Disclosures about Market Risk.

Fair value basis and valuation adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. The Bank recorded net unrealized fair value losses of $0.7 billion and $1.3 billion as part of the carrying values of consolidated obligation bonds in the Statements of Condition at June 30, 2009 and December 31, 2008. Under the hedge accounting provisions of SFAS 133, the reported carrying value of consolidated obligation bonds is adjusted for changes in their fair value basis attributable to the risk being hedged. Carrying values of bonds designated under SFAS 159, the Fair Value Option, are also adjusted for valuation adjustments to recognize changes in the full fair value of the bonds elected under the Fair Value Option and measured under SFAS 157. These valuation adjustments were not material at June 30, 2009 or December 31, 2008.
Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.
Hedge volume — As of June 30, 2009 and December 31, 2008, the Bank had hedged $24.4 billion ($21.8 billion non-callable; $2.6 billion callable) and $22.0 billion ($20.0 billion non-callable; $2.0 billion callable) of fixed-rate consolidated bonds to hedge fair value risk from changes in the benchmark rate. Almost all callable bonds were hedged by cancellable swaps at June 30, 2009 and December 31, 2008. These hedges were in SFAS 133 qualifying hedge relationships, which effectively converted the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR. The Bank’s callable bonds contain a call option purchased by the Bank from the investor. Under the terms of the call option, the Bank has the right to terminate the bond at agreed upon dates.
At June 30, 2009, outstanding par value of consolidated obligation bonds elected under the Fair Value Option was $550.0 million compared to $983.0 million at December 31, 2008.
The following summarizes debt that were economically hedged by interest-rate swaps with matching terms at June 30, 2009:
Floating-rate debt — At June 30, 2009, the FHLBNY had executed economic hedges of $17.1 billion of floating-rate bonds that were indexed to interest rates other than 3-month LIBOR by entering into swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR. The comparable floating-rate debt that was economically hedged at December 31, 2008 was $25.0 billion. Hedges deemed at inception as economic do not generate basis adjustments on the hedged instruments since their carrying values are not adjusted for fair value changes.
Fixed-rate debt — The Bank had economic hedges of $9.1 billion of short-term fixed-rate debt at June 30, 2009 compared to $4.5 billion at December 31, 2008. At inception of the hedges, the Bank did not believe that the hedges would be highly effective in offsetting fair value changes between the derivative and the bonds and accounted for the derivatives as freestanding derivatives.

Impact of changes in interest rate — The carrying amounts of consolidated obligations bonds included fair value basis losses of $0.7 billion at June 30, 2009, compared to fair value basis losses of $1.3 billion at December 31, 2008. Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the value and implied volatility of call options of callable bonds.
Fair value basis losses at June 30, 2009 and December 31, 2008 were consistent with the forward yield curves at those dates that were projecting forward rates below the fixed-rate coupons of bonds hedged under the provisions of SFAS 133 and bonds designated under the FVO. Most of the hedged bonds had been issued in prior periods at the then prevailing higher interest-rate environment. Since such bonds are typically fixed-rate, in a declining interest rate environment, fixed-rate bonds exhibit unrealized fair value basis losses recorded under SFAS 133. Unrealized losses from fair value basis adjustments on hedged bonds were almost entirely offset by net fair value unrealized gains from derivatives associated with the hedged bonds, thereby achieving the Bank’s hedging objectives of mitigating fair value basis risk.
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
The following summarizes discount notes issued and outstanding (dollars in thousands):

	June 30, 2009	December 31, 2008

Par value	$47,308,571	$46,431,347

Amortized cost	$47,275,915	$46,329,545
Fair value basis adjustments	—	361

Total	$47,275,915	$46,329,906

Weighted average interest rate	0.26%	1.00%

In the current year first two quarters, the Bank increased its holdings of term discount notes mainly because of favorable investor demand and pricing relative to term funding.
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

Generally, discount notes are utilized in funding short-term advances, some long-term advances as well as held-to-maturity and money market investments. The efficiency of issuing discount notes continues to be another factor in its use as a popular funding vehicle as discount notes can be issued any time and in a variety of amounts and maturities in contrast to other short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms. The importance of the instrument in day-to-day funding operations is illustrated by the very significant volume of the cash flows generated by discount note issuance. For the current year first two quarters, the Bank issued $736.2 billion in discount notes. In the same period, cash flows from the issuance of consolidated obligation bonds were $23.2 billion. Contrasting transaction volumes between bonds and discount notes provides an indication that discount notes continued to be an important source of short-term funding.
As of June 30, 2009, there were no discount note hedges under the provisions of SFAS 133; at December 31, 2008, the Bank had hedged $779.0 million of discount notes to hedge fair value risk from changes in the benchmark rate in SFAS 133 qualifying hedge relationships. The Bank generally hedges discount notes in economic hedges to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to 3-month LIBOR. At June 30, 2009 and December 31, 2008, the Bank had also had executed economic hedges of $10.0 billion and $7.5 billion of discount notes to mitigate fair value risk.
Deposit Liabilities
Deposit liabilities comprised of member deposits and, from time-to-time, may also include unsecured overnight borrowings from other FHLBanks.
Member deposits — The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Total deposits at June 30, 2009 were $2.3 billion including demand and term, up from $1.5 billion at December 31, 2008. Fluctuations in member deposits have little impact on the Bank and are not a significant source of liquidity for the Bank.
Borrowings from other FHLBanks — The Bank borrows from other FHLBanks, generally for a period of one day. There were no borrowings outstanding at June 30, 2009 or December 31, 2008.
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
Stockholders’ Capital — Stockholders’ Capital comprised of capital stock, retained earnings and Accumulated other comprehensive income (loss), and decreased by $17.4 million to $5.9 billion at June 30, 2009 from December 31, 2008.

Capital stock — Capital stock, par value $100, was $5.4 billion at June 30, 2009, down from $5.6 billion at December 31, 2008. The decrease in capital stock was consistent with decreases in advances borrowed by members. Since members are required to purchase stock as a percentage of advances borrowed from the FHLBNY, a decline in advances will typically result in a decline in capital stock. In addition, under our present practice, stock in excess of the amount necessary to support advance activity is redeemed daily by the FHLBNY. Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings under the provisions requiring members to purchase stock to support borrowings and its practice of redeeming excess capital stock.
Retained earnings — Unrestricted retained earnings rose to $600.0 million at June 30, 2009 compared to $382.9 million at December 31, 2008. Net income year-to-date June 30, 2009 was $334.6 million, and $117.4 million in dividend payments were made to members. Net income year-to-date prior year was $174.2 million, and dividend payments were $174.1 million. For more information about the Bank’s retained earning policy, refer to the section Retained Earnings and Dividend Policy in this Form 10-Q.
Accumulated other comprehensive income — Accumulated other comprehensive income (loss) was a net loss of $120.2 million at June 30, 2009 compared to a loss of $101.2 million at December 31, 2008. These amounts comprised of: (1) Net unrealized losses of $10.1 million ($64.4 million at December 31, 2008) representing net unrealized fair values losses on available-for-sale securities; (2) Net unrealized losses of $26.4 million ($30.2 million at December 31, 2008) from cash flow hedging activities, principally from hedges of anticipated issuances of debt (These unrealized losses will be recorded as an expense over the terms of the hedged bonds as a yield adjustment to the fixed coupons of the bonds. Over the next 12 months it is expected that $7.2 million of net losses will be reclassified as a charge to earnings); (3) Liabilities of $6.6 million at June 30, 2009 and December 31, 2008 represented actuarially determined minimum additional liabilities due on the Bank’s supplemental pension plans; and (4) Non-credit component of OTTI loss of $77.4 million at June 30, 2009 ($0 at December 31, 2008) on held-to-maturity securities.

Mandatorily redeemable capital stock — The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income. Redeemable capital stock is generally accounted for under the provisions of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). Mandatorily redeemable capital stock at June 30, 2009 and December 31, 2008 represented stock held primarily by former members who were no longer members by virtue of being acquired by members of other FHLBanks. Under existing practice, such stock will be repaid when the stock is no longer required to support outstanding transactions with the FHLBNY.
The FHLBNY reclassifies the stock subject to redemption from equity to liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership.
Voluntary withdrawal from membership — No member had notified the FHLBNY at June 30, 2009 or at December 31, 2008 of their intention to voluntarily withdraw from membership. No member’s or non-member’s redemption request remained pending at June 30, 2009 or December 31, 2008.
Members acquired by non-members — The Bank reclassifies stock of members to a liability on the day the member’s charter is dissolved.
The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Beginning balance	$139,961	$181,824	$143,121	$238,596
Capital stock subject to mandatory redemption reclassified from equity	—	6,415	—	64,759
Redemption of mandatorily redeemable capital stock [1]	(11,707)	(18,937)	(14,867)	(134,053)

Ending balance	$128,254	$169,302	$128,254	$169,302

Accrued interest payable	$1,878	$3,380	$1,878	$3,380

[1]	Redemption includes repayment of excess stock. (The annualized rate accrual is at 5.60% for June 30, 2009 and 7.80% for June 30, 2008)
In the current year first two quarters no amount of mandatorily redeemable stock were classified as a liability as no member was acquired by a non-member. In the prior year first two quarters four members were acquired by non-members and $64.8 million of capital was reclassified from capital to a liability.
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
Derivative Instruments
Interest rate swaps, swaptions, and cap and floor agreements (collectively, derivatives) enable the FHLBNY to manage its exposure to changes in interest rates by adjusting the effective maturity, repricing frequency, or option characteristics of financial instruments. The FHLBNY, to a limited extent, also uses interest rate swaps to hedge changes in interest rates prior to debt issuance and essentially lock-in the FHLBNY’s funding cost.
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
The notional amounts of derivatives are not recorded as assets or liabilities in the Statements of Condition, rather the fair values of all derivatives are recorded as either a Derivative asset or a Derivative liability. Although notional principal is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since the notional amount does not change hands (other than in the case of currency swaps, of which the FHLBNY has none).
All derivatives are recorded on the Statements of Condition at their estimated fair value and designated as either fair value or cash flow hedges for SFAS 133 qualifying hedges, or as non-SFAS 133 qualifying hedges (economic hedges or customer intermediations). In an economic hedge, the Bank retains or executes derivative contracts, which are economically effective in reducing risk, because a SFAS 133 qualifying hedge was not available, or the hedge was not able to demonstrate that it would be highly effective on an ongoing basis as a qualifying hedge, or the cost of a qualifying hedge was not economical. Interest income and interest expense from interest rate swaps used for hedging are reported together with interest on the instrument being hedged. Any changes in the fair value of a derivative are recorded in current period earnings or in Accumulated other comprehensive income (loss), depending on the hedge designation.
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
For additional information, see Note 15 — Derivatives and Hedging activities.

'

The following table summarizes the principal derivatives hedging strategies (millions):

			June 30, 2009	December 31, 2008
Derivatives/Terms	Hedging Strategy	Accounting Designation	Notional Amount	Notional Amount
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Economic Hedge of fair value risk	$136	$618
Pay fixed, receive floating interest rate swap cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$41,485	$41,824
Pay fixed, receive floating interest rate swap no longer cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable	Fair Value Hedge	$1,891	$1,405
Pay fixed, receive floating interest rate swap non-cancelable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable	Fair Value Hedge	$22,971	$18,444
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of fair value risk	$440	$465
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate	Economic Hedge of fair value risk	$9,123	$4,515
Receive fixed, pay floating interest rate swap cancelable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$2,625	$2,148
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$218	$373
Receive fixed, pay floating interest rate swap non-cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$21,550	$19,609
Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate.	Fair Value Hedge	$—	$779
Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate.	Economic Hedge of fair value risk	$9,953	$7,509
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps.	Economic Hedge of cash flows	$6,535	$14,360
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps.	Economic Hedge of cash flows	$10,590	$10,590
Receive fixed, pay floating interest rate swap no longer cancelable	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under the fair value option of SFAS 159.	SFAS 159	$—	$400
Receive fixed, pay floating interest rate swap with an option to call at the swap counterparty’s option	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under the fair value option of SFAS 159.	SFAS 159	$550	$583
Pay fixed, receive floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$1,050	$1,050
Receive fixed, pay floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$1,050	$1,050
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892	$1,892
Intermediary positions Interest rate swaps Interest rate caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties.	Economic Hedge of fair value risk	$280	$300

Derivative Financial Instruments by hedge designation
The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by hedge designation.
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value — SFAS 133	$90,739,662	$(3,063,351)	$84,582,796	$(4,531,004)
Economic	38,436,500	29,062	39,691,142	(76,412)
Fair value matched to hedge liabilities designated under SFAS 159	550,000	325	983,000	7,699
Interest rate caps/floors
Economic-fair value changes	2,332,000	39,583	2,357,000	8,174
Mortgage delivery commitments (MPF)
Economic-fair value changes	3,954	(28)	10,395	(108)
Other
Intermediation	280,000	311	300,000	484

Total	$132,342,116	$(2,994,098)	$127,924,333	$(4,591,167)

Total derivatives, excluding accrued interest		$(2,994,098)		$(4,591,167)
Cash collateral pledged to counteparties		2,214,118		3,836,370
Cash collateral received from counterparties		—		(61,209)
Accrued interest		(36,760)		(25,418)

Net derivative balance		$(816,740)		$(841,424)

Net derivative asset balance		$8,772		$20,236
Net derivative liability balance		(825,512)		(861,660)

Net derivative balance		$(816,740)		$(841,424)

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
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

	June 30, 2009		December 31, 2008
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Fair value hedges under SFAS 133
Advances-fair value hedges	$66,346,882	$(3,772,913)	$61,673,607	$(5,758,653)
Consolidated obligations-fair value hedges	24,392,780	709,562	22,909,189	1,227,649
Economic hedges
Advances-economic hedges	575,828	831	1,082,700	(24,520)
Consolidated obligations-economic hedges	36,200,672	33,730	36,973,442	(45,884)
MPF loan-commitments	3,954	(28)	10,395	(108)
Balance sheet (Caps)-economic hedges	1,892,000	39,581	1,892,000	8,164
Intermediary positions-economic hedges	280,000	311	300,000	484
Macro hedges	2,100,000	(5,497)	2,100,000	(5,998)
FVO-Designated derivatives (Economic hedges)
Interest rate swaps-consolidated obligations-bonds	550,000	325	983,000	7,699

Total notional and fair value	$132,342,116	$(2,994,098)	$127,924,333	$(4,591,167)

Total derivatives, excluding accrued interest		$(2,994,098)		$(4,591,167)
Cash collateral pledged to counterparties		2,214,118		3,836,370
Cash collateral received from counterparties		—		(61,209)
Accrued interest		(36,760)		(25,418)

Net derivative balance		$(816,740)		$(841,424)

Net derivative asset balance		$8,772		$20,236
Net derivative liability balance		(825,512)		(861,660)

Net derivative balance		$(816,740)		$(841,424)

Asset Quality and Concentration— Advances, Investment securities, Mortgage loans, and Counterparty risks
The FHLBNY incurs credit risk — the risk of loss due to default — in its lending, investing, and hedging activities. It has instituted processes to help manage and mitigate this risk. Despite such processes, some amount of credit risk will always exist. External events, such as severe economic downturns, declining real estate values (both residential and non-residential), changes in monetary policy, adverse events in the capital markets, and other developments, could lead to member or counterparty default or impact the creditworthiness of investments. Such events would have a negative impact upon the FHLBNY’s income and financial performance.
The Bank faced an event of default in 2008 with the bankruptcy of one of its derivative counterparties. On September 15, 2008, Lehman Brothers Holdings, Inc. (“LBHI”), the parent company of Lehman Brothers Special Financing Inc. (“LBSF”) and a guarantor of LBSF’s obligations filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. LBSF was a counterparty to FHLBNY on multiple derivative transactions with a total notional amount of $16.5 billion at the time of termination of the Bank’s derivative transactions with LBSF. The FHLBNY had deposited $509.6 million with LBSF in cash as collateral. The LBSF default was unforeseen and despite the Bank’s risk management practices and policies — selection of counterparties with strong reputation, collateral requirements and credit monitoring, and other processes, the default caused the Bank to reserve $64.5 million as a charge to income in the third quarter of 2008 as the bankruptcy of LBHI and LBSF made the timing and the amount of the recovery uncertain.
The following table sets forth five-year history of the FHLBNY’s advances and mortgage loan portfolios as of June 30, 2009 and December 31 for the years ended 2004 through 2008 (in thousands):

	June 30,	December 31,
	2009	2008	2007	2006	2005	2004
Advances	$100,457,832	$109,152,876	$82,089,667	$59,012,394	$61,901,534	$68,507,487

Mortgage loans before allowance for credit losses	$1,383,820	$1,459,291	$1,492,261	$1,484,012	$1,467,525	$1,178,590

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

The FHLBNY’s members are required to pledge collateral to secure advances. Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate-related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest. The FHLBNY has the right to take such steps, as it deems necessary, to protect its secured position on outstanding advances, including requiring additional collateral (whether or not such additional collateral would otherwise be eligible to secure a loan). The FHLBNY also has a statutory lien under the FHLBank Act on the capital stock of its members, which serves as further collateral for members’ indebtedness to the FHLBNY.
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
The FHLBNY makes on-site review of borrowers in connection with the evaluation of the borrowers’ pledged mortgage collateral. This review involves a qualitative assessment of risk factors that includes an examination of legal documentation, credit underwriting, and loan-servicing practices on mortgage collateral. The FHLBNY has developed the on-site review process to more accurately value each borrower’s pledged mortgage portfolio based on current secondary-market standards. The results of the review may lead to adjustments in the estimated liquidation value of pledged collateral. The FHLBNY may also make additional market value adjustments to a borrower’s pledged mortgage collateral based on the quality and accuracy of the automated data provided to the FHLBNY.
Credit Risk and Concentration Risk — Advances
While the FHLBNY has never experienced a credit loss on an advance, the expanded eligible collateral for Community Financial Institutions and non-member housing associates permitted, but not required, by the Finance Agency provides the potential for additional credit risk for the FHLBNY. It is the FHLBNY’s current policy not to accept “expanded” eligible collateral from Community Financial Institutions. The management of the FHLBNY has the policies and procedures in place to appropriately manage credit risk associated with the advance business. In extending credit to a member, the FHLBNY adheres to specific credit policy limits approved by its Board of Directors. The FHLBNY has not established limits for the concentrations of specific types of advances, but management reports the activity in advances to the Board each month. Each quarter, management reports the concentrations of convertible advances made to individual members. There were no past due advances and all advances were current at June 30, 2009 and December 31, 2008. Management does not anticipate any credit losses, and accordingly, the FHLBNY has not provided an allowance for credit losses on advances. The FHLBNY’s potential credit risk from advances is concentrated in commercial banks, savings institutions and insurance companies. At June 30, 2009 and December 31, 2008, the Bank had advances of $51.6 billion and $52.2 billion outstanding to five member institutions, representing 53.3% and 50.4% of total advances outstanding, and sufficient collateral was held to cover the advances to these institutions.

Top Five Advance Holders
The following table summarizes the top five advance holders (dollars in thousands):
Top five advance holders at June 30, 2009

	June 30, 2009
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Six months

Hudson City Savings Bank [1]	Paramus	NJ	$17,325,000	17.9%	$177,134	$353,204
Metropolitan Life Insurance Company	New York	NY	14,905,000	15.4	91,777	195,083
New York Community Bank [1]	Westbury	NY	8,444,012	8.7	77,336	154,716
Manufacturers and Traders Trust Company	Buffalo	NY	7,094,170	7.3	28,224	64,723
MetLife Bank, N.A.	Bridgewater	NJ	3,842,000	4.0	10,994	21,805

Total			$51,610,182	53.3%	$385,465	$789,531

[1]	Officer of member bank also serves on the Board of Directors of the FHLBNY.
Top five advance holders at June 30, 2008

	June 30, 2008
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Six months

Hudson City Savings Bank [1]	Paramus	NJ	$16,275,000	18.2%	$106,396	$265,445
Manufacturers and Traders Trust Company	Buffalo	NY	8,490,413	9.5	39,204	107,772
New York Community Bank [1]	Westbury	NY	8,124,721	9.1	58,336	149,496
Metropolitan Life Insurance Company	New York	NY	6,030,000	6.7	29,839	84,408
HSBC Bank USA, National Association	New York	NY	4,008,311	4.5	24,886	72,306

Total			$42,928,445	48.0%	$258,661	$679,427

[1]	Officer of member bank also serves on the Board of Directors of the FHLBNY.
Top five advance holders at December 31, 2008

	December 31, 2008
				Percentage of
			Par	Total Par Value	Interest
	City	State	Advances	of Advances	Income

Hudson City Savings Bank [1]	Paramus	NJ	$17,525,000	17.0%	$671,146
Metropolitan Life Insurance Company	New York	NY	15,105,000	14.6	260,420
Manufacturers and Traders Trust Company	Buffalo	NY	7,999,689	7.7	257,649
New York Community Bank [1]	Westbury	NY	7,796,517	7.5	337,019
Astoria Federal Savings and Loan Assn.	Long Island City	NY	3,738,000	3.6	151,066

Total			$52,164,206	50.4%	$1,677,300

[1]	Officer of member bank also serves on the Board of Directors of the FHLBNY.

Advances outstanding to former members are summarized as below (in thousands):

	Ultimate	Member of	Advances
Former Member	Acquiree Bank	FHLB	as of June 30, 2009
Citizens Bank, National Association	RBS Citizens, National Association	Boston	$1,250,000
Independence Community Bank	Sovereign Bank	Pittsburgh	510,000
The Yardville National Bank	PNC Bank, N.A.	Pittsburgh	223,000
Summit Bank	Bank of America, N.A.	Atlanta	201,527
Susquehanna Patriot Bank	Susquehanna Bank	Pittsburgh	100,000
Others	Various	Various	87,761

Total			$2,372,288

	Ultimate	Member of	Advances
Former Member	Acquiree Bank	FHLB	as of December 31, 2008
Citizens Bank, National Association	RBS Citizens, National Association	Boston	$1,500,000
Independence Community Bank	Sovereign Bank	Pittsburgh	575,000
The Yardville National Bank	PNC Bank, N.A.	Pittsburgh	223,000
Summit Bank	Bank of America, N.A.	Atlanta	215,516
Susquehanna Patriot Bank	Susquehanna Bank	Pittsburgh	100,000
Others	Various	Various	89,154

Total			$2,702,670

Investment quality
At June 30, 2009, long-term investments were principally comprised of (1) Mortgage-backed securities classified as held-to-maturity at a carrying value of $9.7 billion, of which 86.8 % comprised of securities issued by government sponsored enterprises and U.S. government agency, (2) Available-for-sale securities at fair value basis of $2.5 billion of GSE issued mortgage-backed securities. In addition, the FHLBNY had investments at amortized cost basis and carrying value of $768.2 million in primary public and private placements of taxable obligations of state and local housing finance authorities classified as held-to-maturity.
The FHLBNY’s short-term investments consisted of interest-bearing balances at the Federal Reserve Bank of New York at June 30, 2009. The Bank also typically invests in Federal funds sold and certificates of deposit with maturities not exceeding one year issued by major financial institutions.
The FHLBNY’s investments are summarized below (dollars in thousands):

	June 30,	December 31,	Dollar	Percentage
	2009	2008	Variance	Variance

State and local housing agency obligations [1]	$768,206	$804,100	$(35,894)	(4.46)%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,496,240	2,851,682	(355,442)	(12.46)
Held-to-maturity securities, at carrying value	9,703,181	9,326,443	376,738	4.04

	12,967,627	12,982,225	(14,598)	(0.11)

Grantor trusts [2]	11,018	10,187	831	8.16
Certificates of deposit [1]	—	1,203,000	(1,203,000)	(100.00)

Total investments
	$12,978,645	$14,195,412	$(1,216,767)	(8.57)%

[1]	Classified as held-to-maturity securities, at carrying value

[2]	Classified as available-for-sale securities, at fair value represent investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts

Note:	Excludes $13.9 billion in interest-earning balance at Federal Reserve Bank of New York at June 30, 2009 ($12.2 billion at December 31, 2008).
Investment rating
External ratings and the changes in a security’s external rating are factors in the FHLBNY’s assessment of impairment; a rating or a rating change alone is not necessarily indicative of impairment or absence of impairment.
Mortgage-backed securities — Mortgage-backed securities were classified as either Available-for-sale or Held-to-maturity.
Available-for-sale — At June 30, 2009 and December 31, 2008, all MBS classified as available-for-sale were rated triple-A by a Nationally Recognized Statistical Rating Organization (“NRSRO”). All available-for-sale securities were securities issued by Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp (“Freddie Mac”).

Held-to-maturity — At June 30, 2009, Fannie Mae and Freddie Mac and a government agency issued securities made up 86.8% of MBS classified as held-to-maturity compared to 81.3% at December 31, 2008. Triple-A rated MBS classified as HTM aggregated $9.1 billion, or 94.1% of MBS at June 30, 2009, compared to $8.7 billion or 93.4% at December 31, 2008. Double-A rated securities totaled $288.7 million, or 3.0% compared to $229.7 million, or 2.5% at December 31, 2008. Less than 2.0 % of securities were rated below investment grade and the securities were deemed OTTI and written down to fair value at the dates the securities were deemed OTTI.
•	State and local housing finance agency bonds — At June 30, 2009 the percentage of state and housing finance agency bonds that were rated triple-A was 9.6%. Double-A rated securities were $614.8 million, or 80.0%. The remaining securities were rated single-A and triple-B. At December 31, 2008 the percentage of state and housing finance agency bonds that were rated triple-A was 9.3%. Double-A rated securities were $673.0 million, or 83.7%. The remaining securities were rated triple-B.

•	Short-term instruments — At June 30, 2009, short-term investments were comprised of interest-bearing deposits at the Federal Reserve Bank of New York. At December 31, 2008, substantially all short-term investments in certificates of deposits were to financial institutions that were rated single — A, or better.
The following tables contain information about credit ratings of the Bank’s investments in held-to-maturity and available-for-sale securities at June 30, 2009 and December 31, 2008 (in thousands):
External ratings — Held-to-maturity securities — June 30, 2009:

		NRSRO Ratings — June 30, 2009
						Below
	Carrying					Investment
Issued, guaranteed or insured by:	Value	AAA	AA	A	BBB	Grade
Pools of Mortgages

Fannie Mae	$1,264,252	$1,264,252	$—	$—	$—	$—
Freddie Mac	378,284	378,284	—	—	—	—

Total pools of mortgages	1,642,536	1,642,536	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits

Fannie Mae	2,390,243	2,390,243	—	—	—	—
Freddie Mac	4,136,711	4,136,711	—	—	—	—
Ginnie Mae	199,756	199,756	—	—	—	—

Total CMOs/REMICs	6,726,710	6,726,710	—	—	—	—

Ginnie Mae-CMBS	49,882	49,882	—	—	—	—

Non-GSE MBS

CMOs/REMICs	521,738	441,771	—	49,005	—	30,962
Commercial mortgage-backed securities	40,642	40,642	—	—	—	—

Total non-federal-agency MBS	562,380	482,413	—	49,005	—	30,962

Asset-Backed Securities

Manufactured housing (insured)	216,009	—	216,009	—	—	—
Home equity loans (insured)	266,412	11,062	51,198	55,772	62,288	86,092
Home equity loans (uninsured)	239,252	217,790	21,462	—	—	—

Total asset-backed securities	721,673	228,852	288,669	55,772	62,288	86,092

Total mortgage-backed securities	$9,703,181	$9,130,393	$288,669	$104,777	$62,288	$117,054

Other

State and local housing finance agency obligations	$768,206	$74,048	$614,793	$23,145	$56,220	$—

Total other	$768,206	$74,048	$614,793	$23,145	$56,220	$—

External ratings — Held-to-maturity securities — December 31, 2008:

	Carrying	NRSRO Ratings — December 31, 2008
Issued, guaranteed or insured by:	Value	AAA	AA	A	BBB
Pools of Mortgages

Fannie Mae	$1,400,058	$1,400,058	$—	$—	$—
Freddie Mac	422,088	422,088	—	—	—

Total pools of mortgages	1,822,146	1,822,146	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits

Fannie Mae	2,032,050	2,032,050	—	—	—
Freddie Mac	3,722,840	3,722,840	—	—	—
Ginnie Mae	6,325	6,325	—	—	—

Total CMOs/REMICs	5,761,215	5,761,215	—	—	—

Non-GSE MBS

CMOs/REMICs	609,908	509,056	—	62,401	38,451
Commercial mortgage-backed securities	266,994	266,994	—	—	—

Total non-federal-agency MBS	876,902	776,050	—	62,401	38,451

Asset-Backed Securities

Manufactured housing (insured)	229,714	—	229,714	—	—
Home equity loans (insured)	376,587	86,662	—	130,277	159,648
Home equity loans (uninsured)	259,879	259,879	—	—	—

Total asset-backed securities	866,180	346,541	229,714	130,277	159,648

Total mortgage-backed securities	$9,326,443	$8,705,952	$229,714	$192,678	$198,099

Other

State and local housing finance agency obligations	$804,100	$74,881	$672,999	$—	$56,220
Certificates of deposit	1,203,000	—	628,000	575,000	—

Total other	$2,007,100	$74,881	$1,300,999	$575,000	$56,220

External ratings — Available-for-sale securities — June 30, 2009:

NRSRO Ratings — June 30, 2009
Issued, guaranteed or insured by:	Fair Value	AAA	AA	A
Pools of Mortgages

Fannie Mae	$—	$—	$—	$—
Freddie Mac	—	—	—	—

Total pools of mortgages	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits

Fannie Mae	1,726,276	1,726,276	—	—
Freddie Mac	769,964	769,964	—	—
Ginnie Mae	—	—	—	—

Total CMOs/REMICs	2,496,240	2,496,240	—	—

Non-GSE MBS

CMOs/REMICs	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—

Total non-federal-agency MBS	—	—	—	—

Asset-Backed Securities

Manufactured housing (insured)	—	—	—	—
Home equity loans (insured)	—	—	—	—
Home equity loans (uninsured)	—	—	—	—

Total asset-backed securities	—	—	—	—

Total mortgage-backed securities	$2,496,240	$2,496,240	$—	$—

External ratings — Available-for-sale securities — December 31, 2008:

NRSRO Ratings — December 31, 2008
Issued, guaranteed or insured by:	Fair Value	AAA	AA	A
Pools of Mortgages

Fannie Mae	$—	$—	$—	$—
Freddie Mac	—	—	—	—

Total pools of mortgages	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits

Fannie Mae	1,854,988	1,854,988	—	—
Freddie Mac	996,694	996,694	—	—
Ginnie Mae	—	—	—	—

Total CMOs/REMICs	2,851,682	2,851,682	—	—

Non-GSE MBS

CMOs/REMICs	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—

Total non-federal-agency MBS	—	—	—	—

Asset-Backed Securities

Manufactured housing (insured)	—	—	—	—
Home equity loans (insured)	—	—	—	—
Home equity loans (uninsured)	—	—	—	—

Total asset-backed securities	—	—	—	—

Total mortgage-backed securities	$2,851,682	$2,851,682	$—	$—

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
Available-for-sale securities — All MBS outstanding at June 30, 2009 and December 31, 2008 and classified as AFS were issued by Fannie Mae and Freddie Mac.
Held-to-maturity securities — Comprised of 86.8% and 81.3% of MBS also issued by Fannie Mae, Freddie Mac and a government agency at June 30, 2009 and December 31, 2008.

The following table summarizes the carrying value basis of held-to-maturity mortgage-backed securities by issuer (dollars in thousands):

	June 30,	Percentage	December 31,	Percentage
	2009	of total	2008	of total

U.S. government sponsored enterprise residential mortgage-backed securities
Fannie Mae	$3,654,495	37.66%	$3,432,108	36.80%
Freddie Mac	4,514,995	46.53	4,144,928	44.44
U.S. agency residential mortgage-backed securities	199,756	2.06	6,325	0.07
U.S. agency commercial mortgage-backed securities	49,882	0.51	—	—
Private-label issued securities	1,284,053	13.24	1,743,082	18.69

Total Held-to-maturity securities-mortgage-backed securities	$9,703,181	100.00%	$9,326,443	100.00%

Non-agency Private label mortgage- and asset-backed securities
At June 30, 2009, the Bank also held MBS that were privately issued. All private-label MBS were classified as held-to-maturity. The following table summarizes private-label mortgage- and asset-backed securities by fixed- or variable-rate coupon types (in thousands):

	June 30, 2009			December 31, 2008
		Variable			Variable
Private-label MBS	Fixed Rate	Rate	Total	Fixed Rate	Rate	Total
Private-label RMBS

Prime	$512,589	$4,711	$517,300	$596,430	$4,811	$601,241
Alt-A	7,819	3,965	11,784	9,129	4,177	13,306

Total PL RMBS	520,408	8,676	529,084	605,559	8,988	614,547

Private-label CMBS

Prime	40,643	—	40,643	266,860	—	266,860

Total PL CMBS	40,643	—	40,643	266,860	—	266,860

Home Equity Loans

Subprime	470,906	119,526	590,432	504,565	132,135	636,700

Total Home Equity Loans	470,906	119,526	590,432	504,565	132,135	636,700

Manufactured Housing Loans

Subprime	216,032	—	216,032	229,738	—	229,738

Total Manufactured Housing Loans	216,032	—	216,032	229,738	—	229,738

Total UPB of private-label MBS	$1,247,989	$128,202	$1,376,191	$1,606,722	$141,123	$1,747,845

Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.

Impairment Analysis
Determining whether a decline in fair value is other-than-temporary requires significant judgment. Securities with a fair value below amortized cost basis are considered impaired. The FHLBNY evaluates its individual held-to-maturity investment in private-label mortgage-and asset-backed securities for OTTI on a quarterly basis. As part of this process, the FHLBNY assesses its intention to sell the security and in addition makes an assessment whether it is more likely than not that the FHLBNY will be required to sell the investments before recovery of their amortized cost basis.
To determine which individual securities are at risk for other-than-temporary impairment (“OTTI”), the FHLBNY considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the debt securities; the underlying type of collateral; the year of securitization or vintage, the duration and level of the unrealized loss; any credit enhancements or insurance for securities that were “wrapped” at inception; and other collateral-related characteristics such as FICO® credit scores, and delinquency rates. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment, and, if insured, the financial strength of the monoline insurers when the security relies on the insurer for support either currently or potentially in future periods. In determining monoline insurer support, the Bank considers the contractual terms of the insurance guarantee, and whether the credit protection under the terms of the agreement travels with the security.
See Significant Accounting Policies and Estimates in Note 1 for additional information about the Bank’s investment and impairment policies and estimates.
Industry analysis of delinquency performance of mortgage-backed securities indicates that loans supporting securities issued in 2005, 2006 and 2007 are exhibiting significantly higher delinquency rates than those supporting securities issued in earlier years. The FHLBNY believes the year of issuance or origination (vintage) of the collateral supporting MBS is an important factor in projecting cash flow performance and assessing their credit performance. The Bank’s private label issued MBS (“PLMBS”) are relatively seasoned securities. At June 30, 2009 and December 31, 2008, the unpaid principal balances of securities issued in 2005 and 2006 aggregated $176.6 million and $212.2 million, representing 12.8% and 12.1% of private label MBS. These securities were residential mortgage-backed securities collateralized by loans to prime borrowers and were performing. All other PLMBS were issued prior in 2004 or earlier. Except for one security, all securities deemed to be OTTI were issued prior to 2004. One security, a triple-A rated security issued in 2006 and collateralized by loans to prime borrowers was determined to be credit impaired in a future period and deemed to be OTTI at June 30, 2009.
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

Impairment analysis of held-to-maturity non-agency private-label mortgage- and asset-backed securities (“PLMBS”) — At June 30, 2009, the FHLBNY evaluated all 54 (55 at December 31, 2008) non-agency private-label residential and asset-backed MBS in its investment portfolio by performing a security-level review. Commercial mortgage-backed securities were also reviewed at the security level. As a result of this security level review, the FHLBNY identified 41 securities at June 30, 2009 (21 at December 31, 2008) with performance measures indicating the possibility of other-than-temporary impairment based on the Bank’s screening and monitoring parameters, which included pricing, credit rating and credit enhancement coverage. These securities were evaluated further by analyzing the expected cash flows to be collected based on the structure of the security under certain assumptions, such as estimated default rates, loss severity and prepayment speeds. For more information, see Significant Accounting Policies and Estimates in Note 1 and Note 4 Held-to-maturity securities. The security level analysis of the 41 securities concluded that 10 securities were determined to be credit impaired at June 30, 2009. An additional two securities were determined to be OTTI at March 31, 2009, for which no additional credit impairment was necessary at June 30, 2009. The remaining 29 securities were determined to be not credit impaired.
The following table summarizes key characteristics of the 29 securities at risk of OTTI at June 30, 2009 that were not credit impaired (dollars in thousands):

		June 30, 2009
		AMBAC		MBIA		FSA		Uninsured
		Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair	Gross
Ratings	Count	value	Value	value	Value	value	Value	value	Value	Losses

AAA	21	$—	$—	$—	$—	$11,062	$6,953	$342,616	$258,313	$(88,412)
AA	2	—	—	3,144	2,426	—	—	21,462	13,812	(8,368)
A	1	—	—	—	—	—	—	49,004	44,585	(4,419)
BBB	4	49,112	27,679	—	—	—	—	—	—	(21,433)
BB	1	—	—	—	—	—	—	30,962	25,360	(5,602)

Total	29	$49,112	$27,679	$3,144	$2,426	$11,062	$6,953	$444,044	$342,070	$(128,234)

The table below summarizes the key characteristics of the 12 OTTI securities (including two securities deemed OTTI at March 31, 2009) (dollars in thousands):

		June 30, 2009
		Insurer MBIA		Insurer AMBAC		Uninsured		OTTI		Gross OTTI Losses
			Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Ratings	Count	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

AAA	1	$—	$—	$—	$—	$61,277	$56,538	$(438)	$(2,766)	$(3,204)	$—
A	2	—	—	55,780	32,388	—	—	(2,038)	(21,345)	—	(23,383)
BBB	2	—	—	54,303	32,475	—	—	(679)	(21,141)	—	(21,820)
BB	6	13,559	7,918	69,672	45,180	—	—	(4,099)	(25,761)	—	(29,860)
B	1	23,022	13,636	—	—	—	—	(3,339)	(6,385)	—	(9,724)

Total	12	$36,581	$21,554	$179,755	$110,043	$61,277	$56,538	$(10,593)	$(77,398)	$(3,204)	$(84,787)

Note:	One security rated triple-A is a prime RMBS; all other 11 OTTI securities are subprime RMBS. Gross Losses include realized cumulative credit losses of $10.6 million year-to-date June 30, 2009.

The table below summarizes the key characteristics of the two securities deemed as OTTI at March 31, 2009 (dollars in thousands):

		March 31, 2009
		Insurer MBIA		OTTI		Gross OTTI Losses
			Fair	Credit	Non-credit	Less than	More than
Ratings	Count	UPB	Value	Loss	Loss	12 months	12 months

BB	1	$13,752	$8,273	$(1,926)	$(3,553)	$—	$(5,479)
B	1	23,259	13,535	(3,339)	(6,385)	—	(9,724)

Total	2	$37,011	$21,808	$(5,265)	$(9,938)	$—	$(15,203)

Note:	OTTI securities are subprime RMBS.

Gross Losses include realized credit losses of $5.3 million year-to-date March 31, 2009

With respect to the Bank’s remaining investments, the Bank believes no OTTI exists. The Bank’s conclusion was based upon multiple factors: — bond issuers’ continued satisfaction of their obligations under the contractual terms of the securities; the estimated performance of the underlying collateral; the evaluation of the fundamentals of the issuers’ financial condition; and the estimated support from the monoline insurers under the contractual terms of insurance. Management has not made a decision to sell such securities at June 30, 2009. Management has also concluded that it is more likely than not that it will not be required to sell such securities before recovery of their amortized cost basis of the security.
Based on factors outlined above, the FHLBNY believes that the remaining securities were not other-than-temporarily impaired as of June 30, 2009.
However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market and spreads return to levels that reflect underlying credit characteristics, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the presumption of the ability of monoline insurers to support the insured securities identified at June 30, 2009 as dependent on insurance is negatively impacted by the insurers’ future financial performance, it would be likely that additional OTTI may be recognized in future periods.

The following table presents additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating at June 30, 2009 (in thousands):

	June 30, 2009
	Unpaid Principal Balance
						Below		Gross
	Ratings					Investment	Amortized	Unrealized		Total OTTI
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Grade	Cost	(Losses)	Fair Value	Losses

RMBS

Prime

2006	$80,781	$—	$—	$49,472	$—	$31,309	$79,967	$(10,022)	$69,945	$—
2005	95,789	95,789	—	—	—	—	93,472	(3,422)	90,050	(3,203)
2004 and earlier	340,730	340,730	—	—	—	—	339,277	(10,825)	328,452	—

Total RMBS Prime	517,300	436,519	—	49,472	—	31,309	512,716	(24,269)	488,447	(3,203)

Alt-A

2004 and earlier	11,784	11,784	—	—	—	—	11,788	(1,897)	9,891	—

Total RMBS	529,084	448,303	—	49,472	—	31,309	524,504	(26,166)	498,338	(3,203)

CMBS

Prime

2004 and earlier	40,643	40,643	—	—	—	—	40,642	(75)	40,567	—

HEL

Subprime

2004 and earlier	590,432	228,923	96,058	55,781	72,589	137,081	580,057	(212,602)	367,455	(84,788)

Manufactured Housing Loans

Subprime

2004 and earlier	216,032	—	216,032	—	—	—	216,009	(66,565)	149,444	—

Total PLMBS	$1,376,191	$717,869	$312,090	$105,253	$72,589	$168,390	$1,361,212	$(305,408)	$1,055,804	$(87,991)

The following table presents additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating at December 31, 2008 (in thousands):

	December 31, 2008
	Unpaid Principal Balance						Gross
	Ratings					Amortized	Unrealized
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Cost	(Losses)	Fair Value

RMBS

Prime

2006	$101,843	$—	$—	$62,968	$38,875	$100,851	$(20,544)	$80,308
2005	110,334	110,334	—	—	—	108,254	(5,415)	102,839
2004	168,166	168,166	—	—	—	168,173	(8,363)	159,810

2003 and earlier	220,898	220,898	—	—	—	219,318	(6,722)	212,596

Total RMBS Prime	601,241	499,398	—	62,968	38,875	596,596	(41,044)	555,553

Alt-A

2003 and earlier	13,306	13,306	—	—	—	13,310	(1,662)	11,648

Total RMBS	614,547	512,704	—	62,968	38,875	609,906	(42,706)	567,201

CMBS

Prime

2003 and earlier	266,860	266,860	—	—	—	266,994	(127)	267,016

HEL

Subprime

2003 and earlier	636,700	346,631	—	130,404	159,665	636,466	(224,069)	412,397

Manufactured Housing Loans

Subprime

2003 and earlier	229,738	—	229,738	—	—	229,714	(75,418)	154,296

Total PLMBS	$1,747,845	$1,126,195	$229,738	$193,372	$198,540	$1,743,080	$(342,320)	$1,400,910

Weighted-average market price offers an analysis of unrealized loss percentage; a comparison of the weighted-average credit support to weighted-average collateral delinquency percentage is another indicator of the credit support available to absorb potential cash flow shortfalls.

	June 30, 2009
		Original
	Weighted-	Weighted-	Weighted-	Weighted- Average
	Average Market	Average Credit	Average Credit	Collateral
Private-label MBS	Price [1]	Support %	Support %	Delinquency %
RMBS
Prime
2006	$86.59	3.74%	4.91%	3.26%
2005	94.01	2.71	3.58	1.37
2004 and earlier	96.40	1.57	2.65	0.40

Total RMBS Prime	94.42	2.12	3.17	1.03

Alt-A
2004 and earlier	83.93	10.42	31.84	9.40

Total RMBS	94.19	2.30	3.81	1.21

CMBS
Prime
2004 and earlier	99.82	26.50	68.62	—

HEL
Subprime
2004 and earlier	62.23	58.02	65.34	15.93

Manufactured Housing Loans
Subprime
2004 and earlier	69.18	58.21	56.18	3.39

Total Private-label MBS	$76.72	35.70%	40.35%	7.83%

[1]	Represents weighted-average market price based on par equaling $100.00. Combined weighted-average collateral delinquency rates is calculated based on UPB amount.
Definitions:
Original Weighted-Average Credit Support percentage represents the arithmetic mean of a cohort of securities by vintage; credit support is defined as the credit protection level at the time the mortgage-backed securities closed. Support is expressed as a percentage of the sum of: subordinate bonds, reserve funds, guarantees, overcollateralization, divided by the original collateral balance.
Weighted-Average Credit Support percentage represents the arithmetic mean of a cohort of securities by vintage; credit support is defined as the credit protection level as of the mortgage-backed securities most current payment date. Support is expressed as a percentage of the sum of: subordinate bonds, reserve funds, guarantees, overcollateralization, divided by the most current unpaid collateral balance.
Weighted-average collateral delinquency percentage represents the arithmetic mean of a cohort of securities by vintage: collateral delinquency is defined as the sum of the unpaid principal balance of loans underlying the mortgage-backed security where the borrower is 60 or more days past due, or in bankruptcy proceedings, or the loan is in foreclosure, or has become real estate owned divided by the aggregate unpaid collateral balance.

	December 31, 2008
		Original
	Weighted-	Weighted-	Weighted-	Weighted-
	Average Market	Average Credit	Average Credit	Average Collateral
Private-label MBS	Price [1]	Support %	Support %	Delinquency %
RMBS
Prime
2006	$78.85	3.71%	4.56%	0.86%
2005	93.21	2.68	3.26	1.00
2004	95.03	2.05	2.86	0.40
2003 and earlier	96.24	1.21	2.17	0.27

Total RMBS Prime	92.40	2.14	2.97	0.54

Alt-A
2003 and earlier	87.54	10.22	31.60	10.56

Total RMBS	92.30	2.31	3.59	0.76

CMBS
Prime
2003 and earlier	100.06	26.69	38.73	—

HEL
Subprime
2003 and earlier	64.77	58.31	65.66	12.53

Manufactured Housing Loans
Subprime
2003 and earlier	67.16	58.26	55.99	1.88

Total Private-label MBS	$80.15	33.79%	38.45%	5.08%

[1]	Represents weighted-average market price based on par equaling $100.00. Combined weighted-average collateral delinquency rates will be calculated based on UPB amount.

External ratings are just one factor that is considered in analyzing if a security is other-than-temporarily impaired. The table below compares delinquency percentage across PLMBS security types, ratings and gross unrealized losses. (dollars in thousands):

	June 30, 2009			December 31, 2008
		Gross	Weighted-Average		Gross	Weighted-Average
	Amortized	Unrealized	Collateral	Amortized	Unrealized	Collateral
	Cost	(Losses)	Delinquency %[1]	Cost	(Losses)	Delinquency %[1]
Private-label MBS
RMBS
Prime

Rated Triple A	$432,749	$(14,248)	0.61%	$495,744	$(20,500)	0.48%
Rated Single A	49,005	(4,419)	1.67	62,401	(12,027)	0.76
Rated Triple B	—	—	—	38,451	(8,517)	1.01
Below Investment Grade	30,962	(5,602)	5.78	—	—	—

Total of RMBS Prime	512,716	(24,269)	1.03	596,596	(41,044)	0.54

Alt-A

Rated Triple A	11,788	(1,897)	9.40	13,310	(1,662)	10.56

Total of RMBS	524,504	(26,166)	1.21	609,906	(42,706)	0.76

CMBS
Prime

Rated Triple A	40,642	(75)	—	266,994	(127)	—

HEL
Subprime

Rated Triple A	228,851	(82,748)	17.09	346,541	(105,673)	13.54
Rated Double A	96,044	(33,970)	11.56	—	—	—
Rated Single A	53,734	(21,345)	13.92	130,277	(50,977)	5.68
Rated Triple B	71,907	(31,052)	12.10	159,648	(67,419)	15.96
Below Investment Grade	129,521	(43,487)	19.89	—	—	—

Total of HEL Subprime	580,057	(212,602)	15.93	636,466	(224,069)	12.53

Manufactured Housing Loans
Subprime

Rated Double A	216,009	(66,565)	3.39	229,714	(75,418)	1.88

Grand Total	$1,361,212	$(305,408)	7.83%	$1,743,080	$(342,320)	5.08%

[1]	Weighted-average collateral delinquency rate is determined based on the underlying loans that are 60 days or more past due. The reported delinquency percentage represents weighted-average based on the dollar amounts of the individual securities in the category and their respective delinquencies. Combined weighted-average collateral delinquency rates are calculated based on UPB amount.

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
The following provides a rollforward analysis of the memo First Loss Account (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Beginning balance	$13,848	$13,072	$13,765	$12,947
Additions	114	256	197	381
Charge-offs	(14)	—	(14)	—

Ending balance	$13,948	$13,328	$13,948	$13,328

The First Loss Account (“FLA”) memorializes the first tier of credit exposure and is neither an indication of inherent losses in the loan portfolio nor a loan loss reserve.
Mortgage insurer risk — Credit enhancement is the obligation of the Participating Financial Institution (“PFI”). The PFI’s credit enhancement amount represents a contingent liability to pay the credit losses with respect to the loans purchased by the FHLBNY. In certain instances, the PFI is required under the MPF agreement to purchase supplemental mortgage insurance (“SMI”). The PFI may also require the borrower to purchase private mortgage insurance (“PMI”). Under the MPF program, all insurer providers are required to maintain a credit rating of double-A or better. If a PMI provider is downgraded, the FHLBNY may request the servicer to obtain replacement PMI coverage with a different provider. If a SMI provider is downgraded below a double-A rating, the PFI is required to replace the SMI policy or to provide its own undertaking equivalent to the SMI coverage. However, it is possible that replacement coverage may be unavailable or may result in additional cost to the FHLBNY.
The FHLBNY has purchased certain loans for which the PFI has either purchased SMI or the borrower has purchased PMI from Mortgage Guaranty Insurance Corporation (“MGIC”). The amounts of such loans were not significant at June 30, 2009 or December 31, 2008.
In March 2009, S&P lowered MGIC’s rating to double-B. In the first quarter of 2009, both Moody’s and Fitch downgraded MGIC to triple-B.

The FHLBNY is reviewing its options, and believes that any re-negotiation of SMI/PMI and or transfer of the SMI/PMI to another insurer would have no material impact on the Bank’s reported results of operations, financial condition or cash flows.
The allowance for credit losses with respect to the mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Beginning balance	$1,848	$663	$1,405	$633
Charge-offs	(14)	—	(14)	—
Provision for credit losses on mortgage loans	925	216	1,368	246

Ending balance	$2,759	$879	$2,759	$879

Nonperforming mortgage loans represent conventional mortgage loans that are placed on non-accrual and nonperforming status when the collection of contractual principal or interest from the borrower is 90 days or more past due. Loans (excluding Federal Housing Administration and Veterans Administration insured loans) that are 90 days or more past due are considered as non-accrual. Other than the non-accrual loans, no mortgage loans or advances were impaired at June 30, 2009 or December 31, 2008.
Nonperforming mortgage loans and mortgage loans 90 days or more past due and still accruing were as follows (in thousands):

	June 30, 2009	December 31, 2008

Mortgage loans, net of provisions for credit losses	$1,381,061	$1,457,885

Non-performing mortgage loans held-for-portfolio	$10,773	$4,792

Mortgage loans past due 90 days or more and still accruing interest	$577	$507

The FHLBNY’s interest contractually due and actually received for nonperforming mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Interest contractually due	$168	$51	$320	$108
Interest actually received	150	41	286	87

Shortfall	$18	$10	$34	$21

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.

Derivative Credit Risk Exposure
The FHLBNY is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The FHLBNY transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The FHLBNY is also subject to operational risks in the execution and servicing of derivative transactions. The degree of counterparty credit risk may depend, among other factors, on the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk. The FHLBNY manages counterparty credit risk through credit analysis and collateral requirements and by following the requirements set forth in Finance Agency’s regulations.
The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments, but it does not measure the credit risk exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing derivatives in favorable fair value gain positions if the counterparty defaults and the related collateral, if any, is of insufficient value to the FHLBNY.
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
The following table summarizes the FHLBNY’s credit exposure by counterparty credit rating (in thousands, except number of counterparties).

	June 30, 2009
			Total Net
	Number of	Notional	Exposure at	Net Exposure
Credit Rating	Counterparties	Balance	Fair Value	after Collateral

AAA	1	$14,409,577	$—	$—
AA	5	29,137,774	—	—
A	8	88,650,811	—	—
Members (Note 1)	2	140,000	—	—
Delivery Commitments	—	3,954	—	—

Total	16	$132,342,116	$—	$—

Note 1:	Fair values of $8.8 million comprising of intermediated transactions with members and interest-rate caps sold to members (with capped floating-rate advances) were fully collateralized at June 30, 2009.

	December 31, 2008
			Total Net
	Number of	Notional	Exposure at	Net Exposure
Credit Rating	Counterparties	Balance	Fair Value	after Collateral

AAA	1	$9,167,456	$—	$—
AA	6	39,939,946	—	—
A	7	78,656,536	64,890	3,681
Members (Note 1)	3	150,000	8,465	—
Delivery Commitments	—	10,395	—	—

Total	17	$127,924,333	$73,355	$3,681

Note 1:	Fair values of $16.6 million comprising of intermediated transactions with members and interest-rate caps sold to members (with capped floating-rate advances) were fully collateralized at December 31, 2008.

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
Exposure — At June 30, 2009, the FHLBNY’s credit risk was $8.8 million after recognition of cash collateral held by the FHLBNY. The comparable exposure was $20.2 million at December 31, 2008. In determining credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY attempts to mitigate its exposure by requiring derivative counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. At June 30, 2009, the fair values of derivatives in a gain position were below the threshold and derivative counterparties pledged no cash to the FHLBNY. Derivative counterparties had pledged $61.2 million in cash as collateral to the FHLBNY at December 31, 2008.
At June 30, 2009, the FHLBNY had posted $2.2 billion in cash as collateral to derivative counterparties to mitigate derivatives in a net fair value liability (unfavorable) position. The FHLBNY is exposed to the extent that a counterparty may not re-pay the posted cash collateral to the FHLBNY under unforeseen circumstances, such as bankruptcy; in such an event the FHLBNY would then exercise its rights under the “International Swaps and Derivatives Association agreement” (“ISDA”) to replace the derivatives in a liability position (gain position for the acquiring counterparty) with another available counterparty in exchange for cash delivered to the FHLBNY. To the extent that the fair values of the replacement derivatives are less than the cash collateral posted, the FHLBNY may not receive cash equal to the amount posted received.
Derivative counterparty ratings — The Bank’s credit exposure at June 30, 2009, in a gain position was to a member institution on whose behalf the FHLBNY had acted as an intermediary, and the exposure was also collateralized under standard agreements with the FHLBNY’s member. Acting as an intermediary, the Bank had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties.
Risk mitigation — The FHLBNY attempts to mitigate derivative counterparty credit risk by contracting only with experienced counterparties with investment-grade credit ratings. Annually, the FHLBNY’s management and Board of Directors review and approve all non-member derivative counterparties. Management monitors counterparties on an ongoing basis for significant business events, including ratings actions taken by nationally recognized statistical rating organizations. All approved derivatives counterparties must enter into a master ISDA agreement with the FHLBNY and, in addition, execute the Credit Support Annex to the ISDA agreement that provides for collateral support at predetermined thresholds. These annexes contain enforceable provisions for requiring collateral on certain derivative contracts that are in gain positions. The annexes also define the maximum net unsecured credit exposure amounts that may exist before collateral delivery is required. Typically, the maximum amount is based upon an analysis of individual counterparty’s rating and exposure. The FHLBNY also attempts to manage counterparty credit risk through credit analysis, collateral management and other credit enhancements, such as guarantees, and by following the requirements set forth in the Finance Agency’s regulations.

Despite these risk mitigating policies and processes, on September 15, 2008, an event of default occurred under outstanding derivative contracts with total notional amounts of $16.5 billion between Lehman Brothers Special Financing Inc. (“LBSF”) and the FHLBNY when credit support provider Lehman Brothers Holdings Inc. commenced a filing under Chapter 11 of the U.S. Bankruptcy Code on September 15, 2008. The Bank had deposited $509.6 million with LBSF as cash collateral. Since the default, the FHLBNY has replaced most of the derivatives that had been executed between LBSF and the FHLBNY through new agreements with other derivative counterparties. The Lehman bankruptcy proceedings are ongoing.
Liquidity
The FHLBNY’s primary source of liquidity is the issuance of consolidated obligation bonds and discount notes. To refinance maturing consolidated obligations, the Bank relies on the willingness of the investors to purchase new issuances. The FHLBNY has access to the discount note market and the efficiency of issuing discount notes is an important factor as a source of liquidity since discount notes can be issued any time and in a variety of amounts and maturities. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. With the passage of the Housing Act on July 30, 2008, the U.S. Treasury was authorized to purchase obligations issued by the FHLBanks, in any amount deemed appropriate by the U.S. Treasury. This temporary authorization expires December 31, 2009 and supplements the existing facility of $4 billion. See Note 17 — Commitments and Contingencies for more information of the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), which is designed to serve as a contingent source of liquidity for the FHLBanks via issuance of consolidated obligations to the U.S. Treasury.
The FHLBNY’s liquidity position remains in compliance with all regulatory requirements and it does not foresee any changes to that position.
Finance Agency Regulations — Liquidity
Beginning December 1, 2005, with the implementation of the Bank’s Capital Plan, the Financial Management Policy rules of the Finance Agency with respect to liquidity were superseded by regulatory requirements that are specified in Parts 917 and 965 of Finance Agency regulations and are summarized below.
Each FHLBank shall at all times have at least an amount of liquidity equal to the current deposits received from its members that may be invested in:
•	Obligations of the United States;

•	Deposits in banks or trust companies; or

•	Advances with a maturity not to exceed five years.
In addition, each FHLBank shall provide for contingency liquidity, which is defined as the sources of cash an FHLBank may use to meet its operational requirements when its access to the capital markets is impeded. The FHLBNY met its contingency liquidity requirements and liquidity in excess of requirements is summarized in the table titled Contingency Liquidity.
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
The specific liquidity requirements applicable to the FHLBNY are described in the next three sections:
Deposit Liquidity. The FHLBNY is required to invest an aggregate amount at least equal to the amount of current deposits received from the FHLBNY’s members in (1) obligations of the U.S. government; (2) deposits in banks or trust companies; or (3) advances to members with maturities not exceeding five years. In addition to accepting deposits from its members, the FHLBNY may accept deposits from any other FHLBank, or from any other governmental instrumentality. The FHLBNY met these requirements for all periods reported.
Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below (in millions):

	Average Deposit	Average Actual
For the quarters ended	Reserve Required	Deposit Liquidity	Excess
June 30, 2009	$2,190	$57,886	$55,696
March 31, 2009	1,753	63,267	61,514
December 31, 2008	2,022	66,246	64,224
Operational Liquidity. The FHLBNY must be able to fund its activities as its balance sheet changes from day-to-day. The FHLBNY maintains the capacity to fund balance sheet growth through its regular money market and capital market funding activities. Management monitors the Bank’s operational liquidity needs by regularly comparing the Bank’s demonstrated funding capacity with its potential balance sheet growth. Management then takes such actions as may be necessary to maintain adequate sources of funding for such growth. Operational liquidity is measured daily. The FHLBNY met these requirements for all periods reported.
The following table summarizes operational liquidity (in millions):

	Average Balance Sheet	Average Actual
For the quarters ended	Liquidity Requirement	Operational Liquidity	Excess
June 30, 2009	$11,925	$25,904	$13,979
March 31, 2009	9,543	20,893	11,350
December 31, 2008	8,226	14,827	6,601
Contingency Liquidity. The FHLBNY is required by Finance Agency regulations to hold “contingency liquidity” in an amount sufficient to meet its liquidity needs if it is unable to access the consolidated obligation debt markets for at least five business days. Contingency liquidity includes: (1) marketable assets with a maturity of one year or less; (2) self-liquidating assets with a maturity of one year or less; (3) assets that are generally acceptable as collateral in the repurchase market; and (4) irrevocable lines of credit from financial institutions receiving not less than the second-highest credit rating from a nationally recognized statistical rating organization. Contingency liquidity is reported daily. The FHLBNY met these requirements for all periods reported.

The following table summarizes contingency liquidity (in millions):

	Average Five Day	Average Actual
For the quarters ended	Requirement	Contingency Liquidity	Excess
June 30, 2009	$11,877	$21,030	$9,153
March 31, 2009	7,443	18,709	11,266
December 31, 2008	4,727	12,930	8,203
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
The FHLBNY met the qualifying unpledged asset requirements in each of the periods reported as follows (in thousands):

	June 30, 2009	December 31, 2008
Consolidated Obligations:
Bonds	$72,184,176	$82,256,705
Discount Notes	47,275,915	46,329,906

Total consolidated obligations	119,460,091	128,586,611

Unpledged assets
Cash	39,588	18,899
Less: Member pass-through reserves at the FRB	(79,003)	(31,003)
Secured Advances	100,457,832	109,152,876
Investments [1]	26,843,858	26,364,661
Mortgage loans	1,381,061	1,457,885
Accrued interest receivable on advances and investments	367,457	492,856
Less: Pledged Assets	(2,351)	(2,669)

	129,008,442	137,453,505

Excess unpledged assets	$9,548,351	$8,866,894

[1]	At June 30, 2009, the Bank pledged $2.4 million to the FDIC see Note 4- Held-to-maturity securities. The Bank also provided to the U.S. Treasury a listing of $22.0 billion in advances with respect to a lending agreement. See Note 17 — Commitments and Contingencies.

Mortgage investment authority
Finance Agency investment regulations limit the holding of mortgage-backed securities to 300% of capital. The FHLBNY was in compliance with the regulations for all periods reported.

	June 30, 2009		December 31, 2008
	Actual	Limits	Actual	Limits

Mortgage securities investment authority [1]	206%	300%	207%	300%

[1]	The measurement date is on a one-month “look-back” basis.
On March 24, 2008, the Board of Directors of the Federal Housing Finance Board (Finance Board), the predecessor of the Finance Agency, adopted Resolution 2008-08, which temporarily expanded the authority of a FHLBank to purchase mortgage-backed securities (“MBS”) under certain conditions. The resolution allows an FHLBank to increase its investments in MBS issued by Fannie Mae and Freddie Mac by an amount equal to three times its capital, which is to be calculated in addition to the existing Financial Management Policy limit.
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
The credit ratings of the FHLBNY and changes thereof were as follows at June 30, 2009.
Long Term:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Long-Term Outlook			Rating
2009	June 19, 2009 - Affirmed	Aaa/Stable	July 13, 2009	Long-Term rating affirmed	outlook stable	AAA/Stable
	February 2, 2009 - Affirmed	Aaa/Stable

2008	October 29, 2008 - Affirmed	Aaa/Stable	June 16, 2008	Long-Term rating affirmed	outlook stable	AAA/Stable
	April 17, 2008 - Affirmed	Aaa/Stable
Short Term:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Short-Term Outlook		Rating
2009	June 19, 2009 - Affirmed	P-1	July 13, 2009	Short-Term rating affirmed	A-1+
	February 2, 2009 - Affirmed	P-1

2008	October 29, 2008 - Affirmed	P-1	June 16, 2008	Short-Term rating affirmed	A-1+
	April 17, 2008 - Affirmed	P-1

Legislative and Regulatory Developments
Final Rule Regarding Capital Classifications and Critical Capital Levels for the FHLBanks.
On July 30, 2009, the Finance Agency issued a final rule, initially published on January 30, 2009, to implement certain provisions of the Housing Act that require the Finance Agency Director to establish criteria based on the amount and type of capital held by an FHLBank for each of the following capital classifications: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. This final rule defines critical capital levels for the FHLBanks, establishes the criteria for each of the capital classifications identified in the Housing Act and implements the Finance Agency’s prompt correction action authority over the FHLBanks. On July 20, 2009, the Finance Agency published Advisory Bulletin 2009-AB-01 which identified preliminary FHLBank capital classifications as a form of supervisory correspondence that should be treated by an FHLBank as unpublished information. Under this Advisory Bulletin, preliminary FHLBank capital classifications should be publicly disclosed only if the information is material to that FHLBank’s financial condition and business operations, provided that the disclosure is limited to a recital of the factual content of the unpublished information.
Board of Directors of FHLBank System Office of Finance.
On July 30, 2009, the Finance Agency issued a notice of proposed rulemaking, with comments due by October 5, 2009, related to the reconstitution and strengthening of the Office of Finance Board of Directors. To achieve this goal, the proposed regulation would increase the size of the Office of Finance Board of Directors, create an audit committee, provide for the creation of other committees and set a method for electing independent directors along with setting qualification for these directors. The Office of Finance is governed by a board of directors, the composition and functions of which are determined by the Finance Agency’s regulations. Under existing Finance Agency regulation, the Office of Finance Board of Directors is made up of two FHLBank Presidents and one independent director (currently vacant). The Finance Agency has proposed that all twelve FHLBank Presidents be members of the Office of Finance Board of Directors, along with three to five independent directors. The independent directors would make up the Audit Committee of the Office of Finance Board of Directors with oversight responsibility for the combined financial report. Under the proposed rule, the Audit Committee of the Office of Finance would be responsible for ensuring that the FHLBanks adopt consistent accounting policies.
For information on the FHLBNY’s director election process, refer to Item 4 — Submission of Matters to a Vote of Security Holders in the Bank’s Form 10-K filed on March 27, 2009.
FHLBank Collateral for Advances and Interagency Guidance on Nontraditional Mortgage Products.
On July 29, 2009, the Finance Agency issued a notice of study and recommendations related to the FHLBanks’ advances collateral. The Housing Act requires the Finance Agency Director to conduct a study, which must be submitted to the U.S. Congress, on the extent to which loans and securities used as collateral to support FHLBank advances are consistent with the federal financial institution regulatory agencies’ interagency guidance on nontraditional mortgage products and statement on subprime mortgage lending. Furthermore, the study must consider and recommend any additional regulations, guidance, advisory bulletins or other administrative actions necessary to ensure that the FHLBanks are not supporting loans with predatory characteristics. The published notice is intended to inform the public about the study and provide the public with comments due by October 5, 2009.

Affordable Housing Program Amendments: FHLBank Mortgage Refinancing Authority.
On July 28, 2009, the Finance Agency published a second interim final rule related to authorization for the FHLBanks to provide the existing AHP subsidy through their members to assist in the refinancing of low or moderate income households’ mortgages under certain federal, state and local programs for targeted refinancing. The first interim final rule authorized such subsidies to those qualifying under the Hope for Homeowners Program. The second interim final rule would expand the program to other government eligible programs, including the Making Home Affordable Refinancing program. The authority was provided in the Housing Act on a temporary basis until July 30, 2010. While this rule is effective immediately, the Finance Agency will accept public comments on the second interim final rule until October 5, 2009.
Record Retention.
On July 29, 2009, the Finance Agency issued a notice of proposed rulemaking, with comments due by October 5, 2009, that would require Freddie Mac, Fannie Mae, the FHLBanks and the Office of Finance to establish and maintain a record retention program to ensure that records are readily accessible for examination and other supervisory purposes. This proposed regulation seeks to assure strong record maintenance and availability for the security of these entities and to facilitate effective supervision.
Finance Agency Releases Its First Strategic Plan.
On July 9, 2009, the Finance Agency released its first strategic plan since it was created. This strategic plan details the goals and objectives that will guide the Finance Agency over the next five years in its actions to restore the financial health of Fannie Mae and Freddie Mac, enhance the Federal Home Loan Bank System and contribute to the strength and stability of the United States’ housing finance market and affordable housing. This plan lists three goals of 1) safety and soundness, 2) housing mission and conservatorship, and 3) a resource management strategy which the Finance Agency will employ in fulfilling its mission to provide effective supervision, regulation and housing mission oversight of Fannie Mae, Freddie Mac and the FHLBanks to promote their safety and soundness, support housing finance and affordable housing and support a stable and liquid mortgage market.
Proposed Statement of Policy on Qualifications for Failed Bank Acquisitions.
On July 9, 2009, the FDIC proposed the issuance of a Statement of Policy on Qualifications for Failed Bank Acquisitions (“Proposed Policy Statement”) to provide guidance to private capital investors interested in acquiring or investing in failed insured depository institutions regarding the terms and conditions for such investments or acquisitions. This guidance describes the terms and conditions that private capital investors would be expected to satisfy to obtain eligibility for a proposed acquisition structure. These measures would cover, among other things, capital support and cross guarantees, transactions with affiliates, continuity of ownership requirements and disclosure. This guidance would be applied to: (a) private capital investors in certain companies, proposing to assume deposit liabilities, or liabilities and assets from a failed insured depository institution in receivership (including all entities in such an ownership chain); and to (b) applicants for insurance in the case of de novo charters issued in connection with the resolution of failed insured depository institutions. Comments on the Proposed Policy Statement were to be received by the FDIC by no later than August 10, 2009.

Proposed Rule to Amend FHLBank Membership for Community Development Financial Institutions (CDFIs).
On May 15, 2009, the Finance Agency published a proposed rule to amend its membership regulations to authorize non-federally insured CDFIs to become members of an FHLBank. The newly eligible CDFIs include community development loan funds, venture capital funds and state-chartered credit unions without federal insurance. The proposed rule sets forth the eligibility and procedural requirements for CDFIs that wish to become members of an FHLBank. Comments on this proposed rule were due to the Finance Agency by July 14, 2009.
Finance Agency Guidance for Determining Other-Than-Temporary Impairment.
On April 28, 2009 and May 7, 2009, the Finance Agency provided the FHLBanks with guidance regarding the process for determining OTTI with respect to private-label MBS and the FHLBanks’ adoption of FSP FAS 115-2 and 124-2. The goal of this guidance is to promote consistency among all FHLBanks in the determination of OTTI for private-label MBS, based on the understanding that investors in the FHLBanks’ consolidated obligations can better understand and utilize the information in the FHLBanks’ combined financial reports if it is prepared on a more consistent basis. In order to achieve this goal and move to a common analytical framework and recognizing that several FHLBanks intended to early adopt FSP FAS 115-2 and FAS 124-2, the Finance Agency guidance required all FHLBanks to early adopt FSP FAS 115-2 and FAS 124-2 effective January 1, 2009 and, for purposes of making OTTI determinations beginning with the first quarter of 2009, to use a consistent set of key modeling assumptions and specified third-party models.
Under the Finance Agency guidance, each FHLBank continues to identify, in a manner consistent with its internal policies and other Finance Agency requirements, private-label MBS it holds that should be subject to a cash flow analysis to determine whether those individual securities are other-than-temporarily impaired. To effect consistency in the cash flow analysis by ensuring the use of consistent key modeling assumptions, the Finance Agency guidance required that for the first quarter of 2009, the FHLBank of San Francisco develop, in consultation with the other FHLBanks and the Finance Agency, FHLBank system-wide modeling assumptions to be used by all FHLBanks for purposes of producing cash flow analyses used in the OTTI assessment for private-label MBS, including those held commonly by two or more FHLBanks, other than securities backed by subprime and home equity loans.
During the second quarter of 2009, the FHLBanks created an OTTI Governance Committee with responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The OTTI Governance Committee charter was approved on June 11, 2009 and provides a formal process by which the FHLBanks can provide input on and approve these key OTTI assumptions.
In accordance with Finance Agency guidance, an FHLBank may engage another FHLBank to perform the cash flow analyses underlying its OTTI determinations. Each FHLBank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs and methodologies used, as well as performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold common private-label MBS are required to consult with one another to ensure that any decision that a commonly-held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks.

In order to promote consistency in the application of the assumptions and implementation of the OTTI methodology, the FHLBanks have established control procedures whereby the FHLBanks that are performing cash flow analyses select a sample group of private-label MBS and each perform cash flow analyses on all such test MBS, using the assumptions approved by the OTTI Governance Committee. These FHLBanks exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.
Temporary Liquidity Guarantee Program.
On November 21, 2008, the FDIC adopted a final rule implementing the TLGP, which was previously announced in October 2008. The TLGP has two primary components: the Debt Guarantee Program, by which the FDIC will guarantee payment of certain newly-issued senior unsecured debt where such debt is issued on or before June 30, 2009 (under the original rule); and the Transaction Account Guarantee (TAG) Program, by which the FDIC will guarantee funds in non-interest-bearing transaction deposit accounts held by FDIC-insured banks until December 31, 2009. On June 30, 2009, the FDIC issued a Notice of Proposed Rulemaking to request comment on two alternatives for phasing out the TAG component of the TLGP. Under the first proposed alternative, the FDIC’s guarantee of deposits held in qualifying noninterest-bearing transaction accounts subject to the TAG program would continue until December 31, 2009. There would be no modification of the existing fee structure or any other change in the FDIC’s guarantee of noninterest-bearing transaction accounts, as provided for in the current regulation. Under the second proposed alternative, the TAG program would be extended for six months until June 30, 2010. Insured depository institutions (“IDIs”) that are currently participating in the TAG program would be provided a single opportunity to opt out of the extended TAG program. IDIs that opt out of the extended TAG program would be required to update their disclosure postings and notices to indicate that they are no longer participating in the program. Under this proposal, IDIs choosing to participate in the extended TAG program would be subject to increased fees for the FDIC’s extended guarantee of its qualifying noninterest-bearing transaction accounts. Also, IDIs participating in the extended TAG program may be required to update their disclosure postings and notices to indicate that they are continuing to participate in the TAG program. Comments on this Notice of Proposed Rulemaking were due to the FDIC by July 30, 2009.
Executive Compensation.
On June 5, 2009, the Finance Agency published a proposed rule with a request for comment to set forth requirements and processes with respect to compensation provided to executive officers by Fannie Mae, Freddie Mac, FHLBanks (collectively, the “regulated entities”) and the Office of Finance. The Executive Compensation rule addresses the authority of the Director of the Finance Agency to approve, disapprove, modify, prohibit or withhold compensation of executive officers of the regulated entities. The proposed regulation also addresses the Director’s authority to prior approve agreements or contracts of executive officers that provide compensation in connection with termination of employment. Additionally, the proposed regulation was issued to ensure that the regulated entities and the Office of Finance comply with processes used by the Finance Agency in its oversight of executive compensation. The processes require the submission of relevant information by the regulated entities and the Office of Finance on a timely basis in a format deemed appropriate by the Finance Agency. The proposed rule prohibits a regulated entity or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by such similar businesses involving similar duties and responsibilities. Failure by a regulated entity or the Office of Finance to comply with the requirements of this part may result in supervisory action by the Finance Agency, including an enforcement action to require an individual to make restitution to or reimbursement of excessive compensation or inappropriately paid termination benefits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management. Market risk or interest rate risk (“IRR”) is the risk of loss to market value or future earnings that may result from changes in the interest rate environment. Embedded in IRR is a tradeoff of risk versus reward wherein the FHLBNY could earn higher income by having higher IRR through greater mismatches between its assets and liabilities at the cost of potential significant reductions in market value and future income if the interest rate environment turned against the FHLBNY’s expectations. The FHLBNY has opted to retain a modest level of IRR which allows it to preserve its capital value while generating steady and predictable income. In keeping with that philosophy, the FHLBNY’s balance sheet consists of predominantly short-term and LIBOR-based assets and liabilities. More than 80 percent of the FHLBNY’s financial assets are either short-term or LIBOR-based, and a similar percentage of its liabilities are also either short-term or LIBOR based. These positions protect the FHLBNY’s capital from large changes in value arising from interest rate or volatility changes.
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
Risk Measurements. The FHLBNY’s Risk Management Policy sets up a series of risk limits that the FHLBNY calculates on a regular basis. The risk limits are as follows:
•	The option-adjusted DOE is limited to a range of +/- four years in the rates unchanged case and to a range of +/- six years in the +/-200bps shock cases. Due to the low interest rate environment beginning in early 2008, the -200bps shocks were restricted during the quarter ends to -115bps for June 2008, and -100bps for September 2008. The DOE downshock limits were adjusted in those cases to +/-4.85 years in March, +/-5.18 years in June, and +/-5.00 years in September. In December 2008, March 2009, and June 2009 rates were too low for a constrained downshock and the tests were not performed.

•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.

•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under both the +/-200bps shocks compared to the rates unchanged case.

•	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.

•	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-12 months.

The FHLBNY’s portfolio, including its derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure. The FHLBNY’s last five quarterly DOE results are shown in years in the table below (note that, due to the on-going low interest rate environment there were no downshock measurements performed between the fourth quarter of 2008 and the second quarter of 2009):

	Base Case DOE	-200bps DOE	+200bps DOE
June 30, 2008	0.87	-2.65	1.99
September 30, 2008	0.39	-2.51	1.66
December 31, 2008	-2.05	N/A	1.44
March 31, 2009	-2.24	N/A	1.23
June 30, 2009	-0.83	N/A	1.67
The DOE has remained within the established limits. Duration indicates any cumulative repricing/maturity imbalance in the FHLBNY’s financial assets and liabilities. A positive DOE indicates that, on average, the liabilities will reprice or mature sooner than the assets while a negative DOE indicates that, on average, the assets will reprice or mature earlier than the liabilities. The FHLBNY measures its DOE using software that incorporates any optionality within the FHLBNY’s portfolio using well-known and tested financial pricing theoretical models.
The FHLBNY does not solely rely on the DOE measure as a mismatch measure between its assets and liabilities. It also performs the more traditional gap measure that subtracts re-pricing/maturing liabilities from re-pricing/maturing assets over time. The FHLBNY observes the differences over various horizons, but has set a 10 percent of assets limit on cumulative re-pricings at the one-year point. This quarterly observation of the one-year cumulative re-pricing gap is provided in the table below and all values are below 10 percent of assets; well within the established limit:

One Year Re-pricing Gap
June 30, 2008	$3.017 Billion
September 30, 2008	$3.359 Billion
December 31, 2008	$9.764 Billion
March 31, 2009	$7.593 Billion
June 30, 2009	$5.936 Billion
The FHLBNY’s review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. The FHLBNY projects asset and liability volumes and spreads over a one-year horizon and then simulates expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the FHLBNY has too much exposure in its net interest income over the coming twelve-month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of the FHLBNY’s expected net interest income under both +/-200bps shocks over the next twelve months is provided in the table below (note that, due to the on-going low interest rate environment the downshock measurements were not performed between the fourth quarter of 2008 and the second quarter of 2009):

	Sensitivity in the	Sensitivity in the
	-200bps Shock	+200bps Shock
June 30, 2008	1.64%	-9.81%
September 30, 2008	3.18%	-5.91%
December 31, 2008	N/A	24.73%
March 31, 2009	N/A	13.11%
June 30, 2009	N/A	0.43%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values were estimated based upon their financial attributes including optionality and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (note that, due to the on-going low interest rate environment the downshock measurements were not performed between the fourth quarter of 2008 and the second quarter of 2009):

	Downshock	+200bps
	Change in	Change in
	MVE	MVE
June 30, 2008	-0.57%	-3.41%
September 30, 2008	-0.72%	-2.50%
December 31, 2008	N/A	-0.43%
March 31, 2009	N/A	1.01%
June 30, 2009	N/A	-1.81%
As noted, the potential declines under these shocks are within the FHLBNY’s limits of a maximum 10 percent.

The following table displays the FHLBNY’s maturity/repricing gaps as of June 30, 2009 (in millions):

	Interest Rate Sensitivity
	June 30, 2009
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$16,824	$171	$435	$233	$466
MBS Investments	6,634	1,205	2,759	1,063	632
Adjustable-rate loans and advances	17,336	—	—	—	—

Net unswapped	40,795	1,376	3,194	1,296	1,098

Fixed-rate loans and advances	11,802	3,580	19,012	9,868	35,099
Swaps hedging advances	63,648	(2,097)	(16,939)	(9,546)	(35,066)

Net fixed-rate loans and advances	75,450	1,482	2,073	322	33
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$116,245	$2,858	$5,267	$1,618	$1,131

Interest-bearing liabilities:
Deposits	$2,266	$3	$—	$—	$—

Discount notes	44,714	2,562	—	—	—
Swapped discount notes	2,361	(2,361)	—	—	—

Net discount notes	47,076	200	—	—	—

Consolidated Obligation Bonds
FHLB bonds	25,591	21,501	16,505	4,572	3,292
Swaps hedging bonds	35,901	(19,371)	(11,936)	(3,210)	(1,385)

Net FHLB bonds	61,492	2,130	4,569	1,362	1,907

Total interest-bearing liabilities	$110,833	$2,334	$4,569	$1,362	$1,907

Post hedge gaps[1]:
Periodic gap	$5,411	$524	$699	$256	$(776)
Cumulative gaps	$5,411	$5,936	$6,634	$6,890	$6,114

Note:	Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

The following tables display the FHLBNY’s maturity/repricing gaps as of December 31, 2008 (in millions):

	Interest Rate Sensitivity
	December 31, 2008
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$18,298	$405	$404	$126	$259
MBS Investments	6,938	2,940	1,801	350	209
Adjustable-rate loans and advances	20,206	—	—	—	—

Net unswapped	45,442	3,345	2,206	475	468

Fixed-rate loans and advances	21,972	3,725	14,712	7,539	35,226
Swaps hedging advances	56,677	(2,842)	(11,801)	(6,864)	(35,170)

Net fixed-rate loans and advances	78,649	882	2,911	675	56
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$124,091	$4,227	$5,117	$1,151	$524

Interest-bearing liabilities:
Deposits	$1,497	$15	$—	$—	$—

Discount notes	43,981	2,348	—	—	—
Swapped discount notes	2,031	(2,031)	—	—	—

Net discount notes	46,012	318	—	—	—

Consolidated Obligation Bonds
FHLB bonds	36,367	16,153	19,613	5,405	3,441
Swaps hedging bonds	32,833	(14,640)	(13,571)	(3,178)	(1,445)

Net FHLB bonds	69,200	1,513	6,043	2,227	1,996

Total interest-bearing liabilities	$116,709	$1,846	$6,043	$2,227	$1,996

Post hedge gaps[1]:
Periodic gap	$7,382	$2,382	$(926)	$(1,076)	$(1,472)
Cumulative gaps	$7,382	$9,764	$8,837	$7,761	$6,289

Note:	Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4T. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at June 30, 2009. Based on this evaluation, they concluded that as of June 30, 2009, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, the FHLBNY is involved in disputes or regulatory inquiries that arise in the ordinary course of business. At the present time, there are no material pending legal proceedings against the FHLBNY. Information about a legal proceeding involving property of the FHLBNY was previously disclosed in Part I, Item 3 of the FHLBNY’s 2008 Annual Report on Form 10-K filed on March 27, 2009.
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

Date: August 12, 2009

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