Form 10-Q
period 2009-09-30
Federal Home Loan Bank of New York
filed 2009-11-13
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of October 31, 2009 was 50,585,269.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2009

Federal Home Loan Bank of New York
Statements of Condition — Unaudited (in thousands, except per share data)
As of September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Cash and due from banks (Note 2)	$1,189,158	$18,899
Interest-bearing deposits (Note 3)	—	12,169,096
Federal funds sold	3,900,000	—
Available-for-sale securities, net of unrealized losses of $16,085 at September 30, 2009 and $64,420 at December 31, 2008 (Note 5)	2,362,592	2,861,869
Held-to-maturity securities (Note 4)
Long-term securities	10,478,027	10,130,543
Certificates of deposit	2,000,000	1,203,000
Advances (Note 6)	95,944,732	109,152,876
Mortgage loans held-for-portfolio, net of allowance for credit losses of $3,358 at September 30, 2009 and $1,406 at December 31, 2008 (Note 7)	1,336,228	1,457,885
Accrued interest receivable	354,934	492,856
Premises, software, and equipment	14,596	13,793
Derivative assets (Note 15)	9,092	20,236
Other assets	14,957	18,838

Total assets	$117,604,316	$137,539,891

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$2,255,403	$1,333,750
Non-interest bearing demand	4,968	828
Term	15,600	117,400

Total deposits	2,275,971	1,451,978

Consolidated obligations, net (Note 8)
Bonds (Includes $2,385,968 at September 30, 2009 and $998,942 at December 31, 2008 at fair value under the fair value option)	69,670,836	82,256,705
Discount notes	38,385,244	46,329,906

Total consolidated obligations	108,056,080	128,586,611

Mandatorily redeemable capital stock (Note 11)	127,882	143,121

Accrued interest payable	337,221	426,144
Affordable Housing Program (Note 10)	144,822	122,449
Payable to REFCORP (Note 10)	38,692	4,780
Derivative liabilities (Note 15)	871,744	861,660
Other liabilities	91,115	75,753

Total liabilities	111,943,527	131,672,496

Commitments and Contingencies (Notes 8, 10, 15 and 17)

Capital (Note 11)
Capital stock ($100 par value), putable, issued and outstanding shares:
51,422 and 55,857 at September 30, 2009 and December 31, 2008	5,142,154	5,585,700
Retained earnings	666,237	382,856
Accumulated other comprehensive income (loss) (Note 12)
Net unrealized loss on available-for-sale securities	(16,085)	(64,420)
Non-credit portion of OTTI on held-to-maturity securities	(103,884)	—
Accretion of non-credit portion of impairment losses on held-to-maturity securities	3,421	—
Net unrealized loss on hedging activities	(24,504)	(30,191)
Employee supplemental retirement plans (Note 14)	(6,550)	(6,550)

Total capital	5,660,789	5,867,395

Total liabilities and capital	$117,604,316	$137,539,891

The accompanying notes are an integral part of the unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Income — Unaudited (in thousands, except per share data)
For the three and nine months ended September 30, 2009 and 2008

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income
Advances (Note 6)	$240,573	$678,896	$1,094,089	$2,211,823
Interest-bearing deposits (Note 3)	1,014	3,240	19,054	17,086
Federal funds sold	1,864	21,316	1,933	69,921
Available-for-sale securities (Note 5)	6,590	24,441	22,881	57,016
Held-to-maturity securities (Note 4)
Long-term securities	111,232	138,412	355,916	396,660
Certificates of deposit	851	51,287	1,392	212,525
Mortgage loans held-for-portfolio (Note 7)	17,405	19,316	54,679	58,348
Loans to other FHLBanks and other	1	30	1	33

Total interest income	379,530	936,938	1,549,945	3,023,412

Interest expense
Consolidated obligations-bonds (Note 8)	191,708	628,394	783,695	1,952,228
Consolidated obligations-discount notes (Note 8)	31,647	141,309	173,228	559,153
Deposits (Note 9)	516	7,370	2,002	33,235
Mandatorily redeemable capital stock (Note 11)	1,807	1,950	5,478	8,884
Cash collateral held and other borrowings	—	242	49	982

Total interest expense	225,678	779,265	964,452	2,554,482

Net interest income before provision for credit losses	153,852	157,673	585,493	468,930

Provision (recovery) for credit losses on mortgage loans	598	(31)	1,966	215

Net interest income after provision for credit losses	153,254	157,704	583,527	468,715

Other income (loss)
Service fees	1,101	934	3,181	2,422
Instruments held at fair value — Unrealized gain (Note 16)	426	3,582	8,653	3,582

Total OTTI losses	(30,169)	—	(118,160)	—
Portion of loss recognized in other comprehensive income	26,486	—	103,884	—

Net impairment losses recognized in earnings	(3,683)	—	(14,276)	—

Net realized and unrealized gain (loss) on derivatives and hedging activities (Note 15)	59,639	(25,515)	124,613	(65,196)
Net realized gain from sale of available-for-sale and redemption of held-to-maturity securities (Notes 4 and 5)	—	—	721	1,058
Provision for derivative counterparty credit losses (Notes 15 and 17)	—	(64,523)	—	(64,523)
Other	(39)	92	59	(42)

Total other income (loss)	57,444	(85,430)	122,951	(122,699)

Other expenses
Operating	17,810	16,549	53,970	49,489
Finance Agency and Office of Finance	1,834	1,350	5,663	4,268

Total other expenses	19,644	17,899	59,633	53,757

Income before assessments	191,054	54,375	646,845	292,259

Affordable Housing Program (Note 10)	15,780	4,638	53,363	24,764
REFCORP (Note 10)	35,055	9,947	118,696	53,499

Total assessments	50,835	14,585	172,059	78,263

Net income	$140,219	$39,790	$474,786	$213,996

Basic earnings per share (Note 13)	$2.70	$0.79	$8.93	$4.55

Cash dividends paid per share	$1.40	$1.62	$3.54	$5.67

The accompanying notes are an integral part of the unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Capital — Unaudited (in thousands, except per share data)
For the nine months ended September 30, 2009 and 2008

				Accumulated
	Capital Stock[1]			Other		Total
	Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)

Balance, December 31, 2007	43,680	$4,367,971	$418,295	$(35,675)	$4,750,591

Proceeds from sale of capital stock	36,970	3,697,013	—	—	3,697,013
Redemption of capital stock	(24,964)	(2,496,361)	—	—	(2,496,361)
Shares reclassified to mandatorily redeemable capital stock	(648)	(64,759)	—	—	(64,759)
Cash dividends ($5.67 per share) on capital stock	—	—	(250,104)	—	(250,104)
Net Income	—	—	213,996	—	213,996	$213,996
Net change in Accumulated other comprehensive income (Loss):
Net unrealized loss on available-for-sale securities	—	—	—	(43,952)	(43,952)	(43,952)
Hedging activities	—	—	—	(1,755)	(1,755)	(1,755)

						$168,289

Balance, September 30, 2008	55,038	$5,503,864	$382,187	$(81,382)	$5,804,669

Balance, December 31, 2008	55,857	$5,585,700	$382,856	$(101,161)	$5,867,395

Proceeds from sale of capital stock	26,932	2,693,233	—	—	2,693,233
Redemption of capital stock	(31,363)	(3,136,345)	—	—	(3,136,345)
Shares reclassified to mandatorily redeemable capital stock	(4)	(434)	—	—	(434)
Cash dividends ($3.54 per share) on capital stock	—	—	(191,405)	—	(191,405)
Net Income	—	—	474,786	—	474,786	$474,786
Net change in Accumulated other comprehensive income (Loss):
Non-credit portion of OTTI on held-to-maturity securities	—	—	—	(103,884)	(103,884)	(103,884)
Accretion of non-credit portion of impairment losses on held-to-maturity securities	—	—	—	3,421	3,421	3,421
Net unrealized gain on available-for-sale securities	—	—	—	48,335	48,335	48,335
Hedging activities	—	—	—	5,687	5,687	5,687

						$428,345

Balance, September 30, 2009	51,422	$5,142,154	$666,237	$(147,602)	$5,660,789

[1]	Putable stock
The accompanying notes are an integral part of the unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the nine months ended September 30, 2009 and 2008

	Nine months ended
	September 30,
	2009	2008
Operating activities

Net Income	$474,786	$213,996

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(95,490)	(103,645)
Concessions on consolidated obligations	4,977	6,904
Premises, software, and equipment	4,020	3,575
Provision for derivative counterparty credit losses	—	64,523
Provision for credit losses on mortgage loans	1,966	215
Net realized (gains) from redemption of held-to-maturity securities	(281)	(1,058)
Net realized (gains) from sale of available-for-sale securities	(440)	—
Credit impairment losses on held-to-maturity securities	14,276	—
Change in net fair value adjustments on derivatives and hedging activities	68,323	(468,072)
Change in fair value adjustments on financial instruments held at fair value	(8,653)	(3,582)
Net change in:
Accrued interest receivable	137,921	110,871
Derivative assets due to accrued interest	184,842	151,442
Derivative liabilities due to accrued interest	(250,161)	(91,585)
Other assets	4,830	(48,769)
Affordable Housing Program liability	22,373	3,323
Accrued interest payable	(95,244)	(4,878)
REFCORP liability	33,912	(14,093)
Other liabilities	(5,759)	(20,024)

Total adjustments	21,412	(414,853)

Net cash provided (used) by operating activities	496,198	(200,857)

Investing activities
Net change in:
Interest-bearing deposits	13,471,204	(341,090)
Federal funds sold	(3,900,000)	(2,031,000)
Deposits with other FHLBanks	(84)	(127)
Premises, software, and equipment	(4,823)	(3,876)
Held-to-maturity securities:
Long-term securities
Purchased	(2,754,476)	(2,142,900)
Repayments	2,283,149	1,862,789
In-substance maturities	38,251	94,634
Net change in certificates of deposit	(797,000)	5,284,200
Available-for-sale securities:
Purchased	(613)	(3,244,285)
Proceeds	420,607	251,777
Proceeds from sales	132,095	546
Advances:
Principal collected	320,102,436	389,788,259
Made	(308,324,718)	(410,797,243)
Mortgage loans held-for-portfolio:
Principal collected	235,596	135,832
Purchased and originated	(117,152)	(105,733)
Loans to other FHLBanks
Loans made	(400,000)	(661,000)
Principal collected	400,000	716,000

Net cash provided (used) by investing activities	20,784,472	(21,193,217)

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the nine months ended September 30, 2009 and 2008

	Nine months ended
	September 30,
	2009	2008
Financing activities
Net change in:
Deposits and other borrowings [1]	$531,109	$1,601,874
Short-term loans from other FHLBanks:
Proceeds from loans	—	1,260,000
Payments for loans	—	(1,260,000)
Consolidated obligation bonds:
Proceeds from issuance	35,112,667	55,509,862
Payments for maturing and early retirement	(47,224,995)	(30,051,498)
Consolidated obligation discount notes:
Proceeds from issuance	814,559,648	536,200,240
Payments for maturing	(822,438,650)	(542,193,830)
Capital stock:
Proceeds from issuance	2,693,233	3,697,013
Payments for redemption / repurchase	(3,136,345)	(2,496,361)
Redemption of Mandatorily redeemable capital stock	(15,673)	(159,857)
Cash dividends paid [2]	(191,405)	(250,104)

Net cash (used) provided by financing activities	(20,110,411)	21,857,339

Net increase in cash and cash equivalents	1,170,259	463,265
Cash and cash equivalents at beginning of the period	18,899	7,909

Cash and cash equivalents at end of the period	$1,189,158	$471,174

Supplemental disclosures:
Interest paid	$1,161,678	$2,096,160
Affordable Housing Program payments [3]	$30,990	$21,441
REFCORP payments	$84,784	$67,593
Transfers of mortgage loans to real estate owned	$1,091	$356
Portion of non-credit OTTI losses on held-to-maturity securities	$103,884	$—

[1]	Includes $227,796 of cash out-flows from derivatives for the nine months ended September 30, 2009 and $477,204 cash in-flows for the nine months ended September 30, 2008.

[2]	Does not include payments to holders of Mandatorily redeemable capital stock.

[3]	AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
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
As of July 30, 2008, the FHLBNY is supervised and regulated by the Federal Housing Finance Agency (“Finance Agency”), which is an independent agency in the executive branch of the U.S. government. With the passage of the “Housing and Economic Recovery Act of 2008” (“Housing Act”), the Finance Agency was established and became the new independent Federal regulator (the “Regulator”) of the FHLBanks, effective July 30, 2008. The Finance Board, the FHLBanks’ former regulator, was merged into the Finance Agency as of October 27, 2008. The Finance Board was abolished one year after the date of enactment of the Housing Act. Finance Board regulations, orders, determinations and resolutions remain in effect until modified, terminated, set aside or superseded in accordance with the Housing Act by the FHFA Director, a court of competent jurisdiction or by operation of the law.

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
Affordable Housing Program (“AHP” or “Affordable Housing Program”) Assessments. Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the Affordable Housing Program the greater of $100 million or 10 percent of regulatory net income. Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity, and the assessment for Affordable Housing Program, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. The FHLBNY accrues the AHP expense monthly.

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
Note 1. Recently Issued Accounting Standards and Interpretations, and Significant Accounting Policies and Estimates
Recently issued Accounting Standards and Interpretations
Accounting for the Consolidation of Variable Interest Entities — On June 12, 2009, the FASB issued guidance to improve financial reporting by enterprises involved with variable interest entities (VIEs) and to provide more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. The guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBNY), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The FHLBNY is evaluating the impact of this pronouncement on its financial statements, results of operations and cash flows, which is not expected to be significant.
Accounting for Transfers of Financial Assets — On June 12, 2009, the FASB issued guidance, which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBNY), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The FHLBNY is evaluating the effect of the adoption of this guidance on its financial condition, results of operations and cash flows, which is not expected to be significant.

Codification of Accounting Standards — On June 29, 2009, the FASB established FASB’s Accounting Standards Codification (Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009. The FHLBNY adopted the Codification on September 30, 2009. As the Codification is not intended to change or alter previous GAAP, its adoption did not affect the FHLBNY’s financial condition, results of operations or cash flows. Because the Codification is the single source of authoritative U.S. GAAP, the notes will generally not refer to the Codification.
Subsequent Events — On May 28, 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (FASB ASC 855-10). This guidance sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This guidance is effective for interim and annual financial periods ending after June 15, 2009. The FHLBNY adopted this guidance for the period ended June 30, 2009. Its adoption resulted in additional disclosures in the financial statements in Form 10-Q for the periods ended June 30, 2009 and September 30, 2009. For more information, see Note 20 — Subsequent events.
Enhanced Disclosures about Derivative Instruments and Hedging Activities — On March 19, 2008, the FASB issued guidance which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows (FASB ASC 815-10-65-1). The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the FHLBNY). Since the new guidance only requires additional disclosures concerning derivatives and hedging activities, its adoption as of January 1, 2009 did not have an effect on our financial condition, results of operations or cash flows. The expanded disclosures related to this guidance are included in Note 15 — Derivatives and hedging activities.
In September 2008, the FASB issued guidance to require enhanced disclosures about credit derivatives and guarantees and amend the existing guidance on guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others (FASB ASC 460-10) to exclude credit derivative instruments accounted for at fair value under the accounting standard for derivatives and hedge accounting (FASB ASC 815-10). The new guidance is effective for financial statements issued for reporting periods ending after November 15, 2008. Since the new guidance only requires additional disclosures concerning credit derivatives and guarantees, its adoption as of January 1, 2009 did not have an effect on our financial condition, results of operations or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments — On April 9, 2009, the FASB issued guidance for recognition and presentation of other-than-temporary impairment (OTTI) (FASB ASC 320-10-65-1). The new guidance is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The guidance applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assert that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery, and (c) it expects to recover the amortized cost basis of the security. The FHLBNY early adopted this guidance at January 1, 2009, and has recorded OTTI on its securities under the new rules. No cumulative effect transition adjustment was recorded since the FHLBNY had no OTTI prior to 2009. The expanded disclosures related to the new guidance are included in Note 4 — Held-to-maturity securities and Note 5 — Available-for-sale securities.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly — On April 9, 2009, the FASB issued guidance, which clarifies the approach to, and provides additional factors to consider in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased (FASB ASC 820-10-65-4). It also includes guidance on identifying circumstances that indicate a transaction is not orderly. The guidance is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. If an entity elected to early adopt this guidance, it must also have concurrently adopted the OTTI guidance. The FHLBNY elected to early adopt this guidance effective January 1, 2009. The enhanced disclosures related to this guidance are included in Note 16 — Fair Values of Financial Instruments.
Interim Disclosures about Fair Value of Financial Instruments. On April 9, 2009, the FASB issued guidance to require disclosures about the fair value of financial instruments, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements (FASB ASC 825-10-65-1). Previously, these disclosures were required only in annual financial statements. The guidance is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. An entity may early adopt this guidance only if it also concurrently adopted guidance discussed in the previous paragraphs regarding fair value and the OTTI guidance. The FHLBNY elected to early adopt this guidance effective January 1, 2009. Its adoption resulted in increased interim financial statement disclosures, but did not affect the FHLBNY’s financial condition, results of operations or cash flows.

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
Fair Value Measurements and Disclosures — The accounting standards on fair value measurements and disclosures discusses how entities should measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources or those that can be directly corroborated to market sources, while unobservable inputs reflect the FHLBNY’s market assumptions. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal or most advantageous market for the asset or liability between market participants at the measurement date. This definition is based on an exit price rather than transaction (entry) price.
In determining fair value, FHLBNY uses various valuation methods, including both the market and income approaches. The accounting guidance on fair value measurements and disclosures establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, and would be based on market data obtained from sources independent of FHLBNY. Unobservable inputs are inputs that reflect FHLBNY’s assumptions about the parameters market participants would use in pricing the asset or liability, and would be based on the best information available in the circumstances.
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
The availability of observable inputs can vary from product to product and is affected by a wide variety of factors including, for example, the characteristics peculiar to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by FHLBNY in determining fair value is greatest for instruments categorized as Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purpose the level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. At September 30, 2009 and December 31, 2008, the FHLBNY measured and recorded fair values using the above guidance in the Statements of Condition for derivatives, available-for-sale securities, for certain consolidated obligation bonds that were designated and recorded at fair value using the fair value option (FVO) accounting guidance for financial assets and liabilities, and at September 30, 2009, for certain held-to-maturity securities determined to be OTTI and measured at fair value on a non-recurring basis. At September 30, 2009 and December 31, 2008, the Bank had designated consolidated obligation debt of $2.4 billion and $983.0 million under the FVO.

A significant percentage of fixed-rate advances and consolidated obligation bonds are hedged to mitigate the risk of fair value changes from changes in the interest rate environment and are typically accounted under hedge accounting rules in a fair value hedging relationship. When the FHLBNY deems that a hedge relationship is either not operationally practical or considers the hedge may not be highly effective under accounting standard on derivative and hedging, the FHLBNY may designate certain advances and consolidated obligation bonds as economic hedges.
Fair Values of Derivative positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities under hedge accounting rules to mitigate fair value risks. In addition, the Bank records the fair value of an insignificant amount of mortgage-delivery commitments as derivatives, also under derivative and hedge accounting rules. For additional information, see Note 15 — Derivatives and hedging activities.
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
Fair Values of investments classified as available-for-sale securities — Changes in the values of available-for-sale securities are recorded in Accumulated other comprehensive income (loss), which is a component of members’ capital, with an offset to the recorded value of the investments in the Statements of Condition. The Bank’s entire portfolio of mortgage-backed securities classified as available-for-sale (“AFS”) is comprised of securities issued by GSE variable rate collateralized mortgage obligations which are marketable at recorded fair values. A small percentage of the AFS portfolio at September 30, 2009 and December 31, 2008 consisted of investments in equity and bond mutual funds held by grantor trusts owned by the FHLBNY. The unit prices, or the “Net asset values,” of the underlying mutual funds were available through publicly viewable web sites and the units were marketable at recorded fair values. In summary, the recorded fair values of available-for-sale securities in the Statements of Condition at September 30, 2009 and December 31, 2008 reflected the estimated price at which the positions could be sold.
All of the FHLBNY’s mortgage-backed securities classified as available-for-sale are marketable and the fair value of these investment securities is estimated by management using specialized pricing services that employ pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models are market based and observable. Examples of securities, which would generally be classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined under the accounting standard for fair value measurements and disclosures, include GSE issued collateralized mortgage obligations and money market funds.

See Note 16 — Fair Values of Financial Instruments — for additional disclosures with respect to the Levels associated with assets and liabilities recorded on the Bank’s Statements of Condition at September 30, 2009 and December 31, 2008. See Note 16 – Fair Values of Financial Instruments — for more information about fair value disclosures of financial instruments.
Fair Value on a Nonrecurring Basis — Certain held-to-maturity investment securities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments in certain circumstances (for example, when there is evidence of other-than-temporary impairment). The FHLBNY early adopted the new guidance on recognition and presentation of other-than-temporary impairments. In accordance with this guidance, held-to-maturity mortgage-backed securities with unpaid principal balance of $197.2 million and fair value of $125.8 million at September 30, 2009 were determined to be credit impaired as a result of evidence of other-than-temporary impairment (“OTTI”) in the current year third quarter. The impairment consisted of credit loss component of $3.7 million recorded as a charge to earnings in the three months ended September 30, 2009. The non-credit component of OTTI was a loss of $26.5 million, which was recorded in Accumulated other comprehensive income (loss).
Financial Assets and Financial Liabilities recorded under the Fair Value Option — The accounting standards on the fair value option for financial assets and liabilities, created a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. In the third quarter of 2008 and thereafter, the FHLBNY has elected the FVO designation for certain consolidated obligation bonds. The changes in fair values of the designated bonds are economically hedged by interest rate swaps. See Note 16 — Fair Values of Financial Instruments for more information.
Investments
Early adoption by the FHLBNY of the guidance on interim disclosures about fair value of financial instruments at January 1, 2009 required the Bank to incorporate certain clarifications and definitions in its investment policies. The new guidance amends the accounting rules for investments in debt and equity securities, and is primarily intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The new guidance has been incorporated in the Bank’s investment policies as summarized below.
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

Under the accounting guidance for investments in debt and equity securities, changes in circumstances may cause the FHLBNY to change its intent to hold certain securities to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the FHLBNY that could not have been reasonably anticipated may cause the FHLBNY to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity. The Bank did not transfer or sell any held-to-maturity securities due to changes in circumstances thus far in 2009 as well as in 2008 or 2007.
In accordance with accounting guidance for investments in debt and equity securities, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) such that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale of a security occurs after the FHLBNY has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security paid over its term.
Available-for-sale securities — The FHLBNY classifies investments that it may sell before maturity as available-for-sale and carries them at fair value. Fair value changes are recorded in Accumulated other comprehensive income until the security is sold or is expected to be sold.
The FHLBNY classifies investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities is recorded in other comprehensive income as a net unrealized gain or loss on available-for-sale securities. If available-for-sale securities had been hedged under a fair value hedge qualifying under the accounting for derivatives and hedging, the FHLBNY would record the portion of the change in value related to the risk being hedged in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities together with the related change in the fair value of the derivative, and would record the remainder of the change in Accumulated other comprehensive income as a Net unrealized gain (loss) on available-for-sale securities. If available-for-sale securities had been hedged under a cash flow hedge qualifying under the accounting standard for derivatives and hedging, the FHLBNY would record the effective portion of the change in value of the derivative related to the risk being hedged in other comprehensive income as a Net unrealized gain (loss) on derivatives and hedging activities. The ineffective portion would be recorded in Other income (loss) and presented as a Net realized and unrealized gain (loss) on derivatives and hedging activities. The FHLBNY computes the amortization and accretion of premiums and discounts on mortgage-backed securities using the level-yield method over the estimated lives of the securities. The FHLBNY’s estimated life method requires a retrospective adjustment of the effective yield each time the FHLBNY changes the estimated life as if the new estimate had been known at the original acquisition date of the asset.
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

Other than-temporary Impairment — Accounting and Governance Policies — Impairment analysis and Pricing of mortgage-backed securities, and Bond insurer methodology.
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
Even if management does not intend to sell such an impaired security, an OTTI has occurred if analysis determines that a credit loss exists. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is a credit loss. To determine if a credit loss exists, management compares the present value of the cash flows expected to be collected to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the security’s amortized cost, an OTTI exists, irrespective of whether management will be required to sell such a security. The Bank’s methodology to calculate the present value of expected cash flows is to discount the expected cash flows (principal and interest) of a fixed-rate security that is deemed as OTTI by using the effective interest rate of the security as of the date it was acquired. For a variable-rate security that is evaluated for OTTI, the expected cash flows are computed using a forward-rate curve.
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
If subsequent evaluation indicates a significant increase in cash flows greater than previously expected to be collected or if actual cash flows are significantly greater than previously expected, the increases are accounted for as a prospective adjustment to the accretable yield through interest income. In subsequent periods, if the fair value of the investment security has further declined below its then-current carrying value and there has been a decrease in the estimated cash flows the FHLBNY expects to collect, the FHLBNY will deem the security as OTTI.

OTTI Governance Committee — On April 28, 2009, and May 7, 2009, the Finance Agency, the FHLBanks’ regulator, provided the FHLBanks with guidance on the process for determining OTTI with respect to the FHLBanks’ holdings of private-label MBS and their adoption of the guidance for recognition and presentation of other-than-temporary impairment in the first quarter of 2009. The goal of the guidance is to promote consistency among all FHLBanks in the process for determining OTTI for private-label MBS.
Beginning with the second quarter of 2009, consistent with the objectives of the Finance Agency guidance, the FHLBanks formed an OTTI Governance Committee (“OTTI Committee”) with the responsibility for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate the cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The OTTI Committee charter was approved on June 11, 2009, and provides a formal process by which the FHLBanks can provide input on and approve the assumptions.
Although a FHLBank may engage another FHLBank to perform its OTTI analysis under the guidelines of the OTTI Committee, each FHLBank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold the same private-label MBS are required to consult with one another to make sure that any decision that a commonly held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks.
The OTTI Committee’s role and scope with respect to the assessment of credit impairment for the FHLBNY’s private-label MBS are discussed below under “Impairment analysis of mortgage-backed securities”.
Pricing Committee — In an effort to achieve consistency among all of the FHLBanks of the pricing of investments of mortgage-backed securities, in the third quarter of 2009 the FHLBanks also formed the MBS Pricing Governance Committee, which was responsible for developing a fair value methodology for mortgage-backed securities that all FHLBanks could adopt. Consistent with the guidance from the Pricing Committee, the FHLBNY updated its methodology used to estimate the fair value of mortgage-backed securities during the quarter ended September 30, 2009. Under the approved methodology, the FHLBNY requests prices for all mortgage-backed securities from four specific third-party vendors. Prior to the change, the FHLBNY used three of the four vendors specified by the Pricing Committee. Depending on the number of prices received from the four vendors for each security, the FHLBNY selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review by the FHLBNY. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), the FHLBNY will obtain a price from securities dealers that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for CUSIPs held in common with other FHLBanks are reviewed for consistency. The incorporation of the Pricing Committee guidelines did not have a significant impact in the FHLBNY’s estimate of the fair values of its investment securities as of September 30, 2009.

Bond Insurer analysis — Certain held-to-maturity private-label MBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. Private-label insured securities are cash flow tested for credit impairment. The cash flow analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, considering its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due. If these protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.
Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. In estimating the insurers’ capacity to provide credit protection in the future to cover any decrease in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to assess the ability of the monoline insurers to meet future insurance obligations. The methodology establishes boundaries that can be used on a consistent basis, and includes both quantitative and qualitative factors.
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
For the FHLBNY’s insured securities that are deemed to be credit impaired absent insurer protection, the methodology compares the timing and amount of the cash flow shortfall to the timing of when a monoline’s claim-paying resource is deemed exhausted. The analysis quantifies both the timing and the amount of cash flow shortfall that the insurer is unlikely to be able to cover. However, estimation of an insurer’s financial strength to remain viable over a long time horizon requires significant judgment and assumptions. Predicting when the insurers may no longer have the ability to perform under their contractual agreements, then comparing the timing and amounts of cash flow shortfalls of securities that are credit impaired absent insurer protection requires significant judgment.
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

Impairment analysis of mortgage-backed securities
Securities with a fair value below amortized cost basis are considered impaired. Determining whether a decline in fair value is OTTI requires significant judgment. The FHLBNY evaluates its individual held-to-maturity investment in private-label issued mortgage- and asset-backed securities for OTTI on a quarterly basis. As part of this process, the FHLBNY assesses if it has an intention to sell the security or it is more likely than not that it will be required to sell the impaired investment before recovery of its amortized cost basis. At September 30, 2009, to assess whether the entire amortized cost bases of the FHLBNY’s private-label MBS will be recovered, the Bank performed cash flow analysis for 100% of its private-label MBS, including bonds determined to be other-than-temporarily impaired in a previous reporting period. In prior quarters of 2009 and at December 31, 2008, the Bank had identified private-label MBS with weak performance measures indicating the possibility of other-than-temporary impairment based on the Bank’s screening and monitoring parameters, which included pricing, credit rating and credit enhancement coverage. Bonds selected through the screening process were cash flow tested for impairment. Bonds determined to be credit impaired at September 30, 2009 were cash flow tested for credit impairment previously.
Cash flow analysis derived from the FHLBNY’s own assumptions — The FHLBNY cash flow tested 100% of its private-label MBS. Assessment for impairment employed by the FHLBNY’s own techniques and assumptions were determined primarily using historical performance data of the 54 private-label MBS. These assumptions and performance measures were “benchmarked” by comparing to performance parameters from “market consensus”, data obtained from a specialized consulting service, and to the assumptions and parameters provided by the OTTI Committee for the FHLBNY’s private-label MBS.
The FHLBNY’s analysis was performed using an internal process to develop bond performance parameters and a third party process to generate expected cash flows to be collected. The Bank’s internal process calculated the historical average of each bond’s prepayments, defaults, and loss severities, and considered other factors such as delinquencies and foreclosures. Assumptions were primarily based on historical performance statistics extracted from reports from trustees, loan servicer reports and other sources. In arriving at historical performance assumptions, which is the FHLBNY’s expected case assumptions, the FHLBNY also considered various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the debt securities; the underlying type of collateral; the year of securitization or vintage, the duration and level of the unrealized loss, credit enhancements, if any; and other collateral-related characteristics such as FICO® credit scores, and delinquency rates. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.
Each bond’s performance parameters, primarily prepayments, defaults and loss severities, which were calculated by the Bank’s internal approach were then input into a third party specialized cash flow model that allocated the projected collateral level losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities was derived from the presence of subordinate securities, losses were generally allocated first to the subordinate securities until their principal balance was reduced to zero.

If the security is insured by a bond insurer and the security relies on the insurer for support either currently or potentially in future periods, the FHLBNY performed another analysis to assess the financial strength of the monoline insurers. The results of the insurer financial analysis (“monoline burn-out period”) were then incorporated in the third-party cash flow model, as a key input. If the cash flow model projected cash flow shortfalls (credit impairment) on an insured security, the monoline’s “burn-out period”, an end date for credit support, was then input to the cash flow model. The end date, also referred to as the burn-out date, provided the necessary information to the cash flow model for the continuation of cash flows until the burn-out date. Any cash flow shortfalls that occurred beyond the “burn-out” date was considered to be not recoverable and the insured security was then deemed to be credit impaired.
In determining monoline insurer support, the Bank considered the contractual terms of the insurance guarantee, and whether the credit protection under the terms of the agreement would “travel” with the security.
Role and scope of the OTTI Governance Committee
Starting with the third quarter, the OTTI Committee has adopted guidelines that require each FHLBank to assess credit impairment by cash flow testing of 100% of private-label securities that are within its scope. Of the 54 private-label MBS owned by the FHLBNY, 26 MBS backed by sub-prime loans, commercial real estate loans, home equity loans, and manufactured housing loans were deemed to be outside the scope of the OTTI Committee because loan level collateral data was not available, and 28 securities were modeled in the OTTI Committee common platform as described below. The FHLBNY developed key modeling assumptions and forecasted cash flows using the FHLBNY’s own assumptions for 100% of its private-label MBS.
Cash flow derived from the OTTI Committee common platform — Consistent with the guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBank of San Francisco to perform cash-flow analyses for 13 of its residential private-label MBS. The unpaid principal balance of the 13 securities was $414.7 million at September 30, 2009. The FHLBNY has also contracted with the FHLBank of Chicago to perform cash flow analyses for 15 of its subprime private-label MBS. The unpaid principal balance was $197.7 million at September 30, 2009. Although the FHLBNY has engaged the two FHLBanks to perform the cash flow analysis for 28 private-label MBS, the FHLBNY has reviewed the underlying assumptions and is ultimately responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and performing the required present value calculations using appropriate historical cost bases and yields.
The two FHLBanks performed cash flow analysis for the 28 securities using two third-party models. The first model considered borrower characteristics and the particular attributes of the loans underlying a security in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which were based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks’ housing price forecast assumed CBSA level current-to-trough home price declines ranging from 0 percent to 20 percent over the next 9 to 15 months. Thereafter, home prices were projected to increase 0 percent in the first six months, 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflected projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities was derived from the presence of subordinate securities, losses were generally allocated first to the subordinate securities until their principal balance was reduced to zero. The projected cash flows were based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on model approach described above reflects a best estimate scenario and includes a base case current to trough housing price forecast and a base case housing price recovery path described in the prior paragraph. The cash flows tested on the securities within the scope of the OTTI Committee resulted in the credit impairment of three securities which were also deemed to be credit impaired by the FHLBNY’s cash flow analysis.
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
Mortgage Loans Held-for-portfolio
The FHLBNY participates in the Mortgage Partnership Finance program® (“MPF” ®) by purchasing and originating conventional mortgage loans from its participating members, herein after referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans purchased were not a significant total of the outstanding mortgage loans held-for-portfolio at September 30, 2009 and December 31, 2008. The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities. The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers. Collectability of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”) for which the maximum exposure is estimated to be $13.9 million and $13.8 million at September 30, 2009 and at December 31, 2008. The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI. The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY or originates as an agent for the FHLBNY (only relates to MPF 100 product). For assuming this risk, PFIs receive monthly “credit enhancement fees” from the FHLBNY.
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
Allowance for credit losses on mortgage loans. — The Bank performs periodic reviews of its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the principal and interest. Mortgage loans, that are either classified under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due, are separated from the aggregate pool and evaluated separately for impairment.
The allowance for credit losses on mortgage loans was $3.4 million and $1.4 million as of September 30, 2009 and December 31, 2008.
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
The FHLBNY also holds participation interests in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program. Acquisition of participations under the CMA program was suspended indefinitely in November 2001, and outstanding balance was approximately $4.0 million at September 30, 2009 and December 31, 2008. If adversely classified, CMA loans will have additional reserves established based on the shortfall of the underlying estimated liquidation value of collateral to cover the remaining balance of the CMA loan. Reserve values are calculated by subtracting the estimated liquidation value of the collateral (after sale value) from the current remaining balance of the CMA loan.

Note 2. Cash and due from banks
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in cash and due from banks.
Compensating balances
The Bank maintained average required clearing balances with various Federal Reserve Banks of approximately $1.0 million for the periods ended September 30, 2009 and December 31, 2008. The Bank uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through deposit reserves
The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks were $27.1 million and $31.0 million as of September 30, 2009 and December 31, 2008. The Bank includes member reserve balances in other liabilities in the Statements of Condition.
Note 3. Interest-bearing deposits
In October 2008, the Board of Governors of the Federal Reserve System directed the Federal Reserve Banks (“FRB”) to pay interest on balances in excess of certain required reserve and clearing balances. The formula for calculating interest earned is based on average excess balances over the calculation period; rates are generally tied to the federal funds rate. On July 1, 2009, the FHLBNY was no longer eligible to collect interest on excess balances with the FRB. The FRB will pay interest only on required reserves. At December 31, 2008, excess balances placed with the FRB were classified as interest- bearing deposit. At September 30, 2009, the balance with the FRB did not earn interest and was classified as Cash and Due from Banks.
Note 4. Held-to-maturity securities
Held-to-maturity securities consist of mortgage- and asset-backed securities (collectively mortgage-backed securities or “MBS”), state and local housing finance agency bonds, and short-term certificates of deposits issued by highly rated banks and financial institutions.
At September 30, 2009 and December 31, 2008, the FHLBNY had pledged MBS with an amortized cost basis of $2.2 million and $2.7 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

Mortgage-backed securities — The carrying value and amortized cost basis of investments in mortgage-backed securities issued by Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”) (together, government sponsored enterprises or “GSE”) and a U.S. government agency at September 30, 2009 was $8.5 billion, or 88.2% of the carrying value of total MBS classified as held-to-maturity. The comparable carrying value of GSE issued MBS at December 31, 2008 was $7.6 billion, or 81.3% of total MBS classified as held-to-maturity. The carrying value (amortized cost less non-credit component of OTTI) of privately issued mortgage- and asset-backed securities at September 30, 2009 and December 31, 2008 was $1.2 billion and $1.7 billion. Privately issued MBS primarily included asset-backed securities, mortgage pass-throughs and Real Estate Mortgage Investment Conduit bonds, and securities supported by manufactured housing loans.
Certificates of deposits — Investments in certificates of deposit are also classified as held-to-maturity. All such investments mature within one year. The amortized cost basis of certificates of deposit was $2.0 billion at September 30, 2009 and $1.2 billion at December 31, 2008.
State and local housing finance agency bonds — Investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) were classified as held-to-maturity and the amortized cost basis was $791.2 million and $804.1 million at September 30, 2009 and December 31, 2008.
Impairment analysis of GSE issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac or a government agency by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities. Based on the Bank’s analysis, GSE and agency issued securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE and agency issued securities given the current levels of collateral and credit enhancements and guarantees that exist to protect the investments.
Impairment analysis of held-to-maturity non-agency private-label mortgage- and asset-backed securities (“PLMBS”) — To assess whether the entire amortized cost bases of the Bank’s private-label MBS will be recovered, the Bank performed cash flow analysis for one hundred percent of the FHLBNY’s private-label MBS outstanding at September 30, 2009, including private-label MBS that were determined to be other-than-temporarily impaired in a previous reporting period.
Based on the results of its cash flow analyses, the FHLBNY determined that it was likely that it will not fully recover the amortized cost of ten of its private-label MBS and, accordingly, these securities were deemed to be OTTI at September 30, 2009. The impaired securities included seven securities, with total unpaid principal balance of $124.7 million at September 30, 2009, that had previously been identified as OTTI and three securities, with total unpaid principal balance of $72.5 million at September 30, 2009, that were determined to be OTTI as of September 30, 2009. The cash flow analysis compared the present value of the cash flows expected to be collected from the ten securities to the securities’ amortized cost bases. The difference, the credit loss of $3.7 million, was recorded as a charge to current year third quarter earnings. The non-credit component of OTTI associated with the impairment in the third quarter was $26.5 million and was recorded as a loss in Accumulated other comprehensive income (loss). In all fifteen securities have been deemed OTTI through the current year third quarter. Thirteen impaired securities are insured by bond insurers, Ambac and MBIA. The Bank’s analysis of the two bond insurers concluded that future credit losses due to projected collateral shortfalls of the impaired securities would not be fully supported by the two bond insurers.

The cumulative credit impairment expenses recorded through earnings year-to-date September 30, 2009 was $14.3 million as a charge to earnings recorded in Other income (loss). The non-credit component of OTTI recorded in Accumulated other comprehensive income through the third quarter was $103.9 million. The Bank did not experience any OTTI during 2008 or 2007.
At December 31, 2008, the FHLBNY’s screening and monitoring process, which included pricing, credit rating and credit enhancement coverage, had identified 21 private-label MBS with weak performance measures indicating the possibility of OTTI. Bonds selected through the screening process were cash flow tested for credit impairment. Fourteen of the securities were determined to be impaired absent bond insurer support to meet scheduled cash flows in the future. The remaining securities were considered to be only temporarily impaired based on cash flow analysis. Based on financial analysis of the bond insurers it was deemed that Ambac and MBIA had the ability to meet future claims, and the fourteen bonds were determined to be also temporarily impaired at December 31, 2008.
In the first and second quarters of 2009, the FHLBNY also employed its screening procedures and identified private-label MBS with weaker performance measures. Bonds selected through the screening process were cash flow tested for credit impairment. Certain insured bonds that were determined to be credit impaired at December 31, 2008 absent insurer support were determined to be OTTI because of deteriorating financial conditions of MBIA and Ambac. First MBIA and then Ambac was downgraded and released financial information and results that the FHLBNY’s views resulted in the shortening of the bond insurance support period, a quantitative measure under the FHLBNY’s bond insurer analysis methodology. With the incremental shortening of the insurance support period of a credit impaired bond starting with the first quarter of 2009 because of deteriorating financial conditions at Ambac and MBIA, the FHLBNY recognized larger amounts of cash flow shortfalls at each of the quarters for certain insured bonds. Certain uninsured bonds were determined to be credit impaired also based on cash flow testing for credit impairment in the second and third quarters of 2009. Observed historical performance parameters of certain securities have deteriorated in 2009, and these factors have increased loss severities in the cash flow analyses of those private-label MBS.
The projected cash flows were based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined reflected the FHLBNY’s best estimate scenario.

The table below summarizes the key characteristics of the 15 OTTI securities at September 30, 2009 (dollars in thousands):

		September 30, 2009
		Insurer MBIA		Insurer Ambac		Uninsured		OTTI		Gross OTTI Losses
Security			Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Classification	Count	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

RMBS-Prime*	1	$—	$—	$—	$—	$56,867	$54,687	$(438)	$(2,766)	$(3,204)	$—
HEL Subprime*	14	35,616	20,653	181,995	117,651	62,461	38,392	(13,838)	(101,118)	—	(114,956)

Total	15	$35,616	$20,653	$181,995	$117,651	$119,328	$93,079	$(14,276)	$(103,884)	$(3,204)	$(114,956)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.
The table below summarizes the key characteristics of the securities that were deemed OTTI in the third quarter of 2009 (dollars in thousands):

		Q3 2009 activity
		Insurer MBIA		Insurer Ambac		Uninsured		OTTI		Gross OTTI Losses
Security			Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Classification	Count	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

RMBS-Prime*	—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
HEL Subprime*	10	13,304	7,680	121,435	79,700	62,460	38,392	(3,683)	(26,486)	—	(30,169)

Total	10	$13,304	$7,680	$121,435	$79,700	$62,460	$38,392	$(3,683)	$(26,486)	—	$(30,169)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.
The table below summarizes the weighted average and range of Key Base Assumptions at September 30, 2009 for all 15 securities that were deemed OTTI through the third quarter of 2009 (dollars in thousands):

		Key Base Assumption - OTTI Securities
		CDR		CPR		Loss Severity %
	Count	Average	Range	Average	Range	Average	Range

Prime-RMBS*	1	22.2	22.2	2.0	2.0	40.0	40.0
HEL-Subprime*	14	7.3	14.62-2	6.9	15.03-3.21	90.0	110-70.5

Total	15

*	RMBS-Prime — Private-label MBS supported by prime residential loans;

HEL Subprime — MBS supported by home equity loans.
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
Loss Severity* (Principal and interest in the current period) = Sum (Total Realized Loss Amount)/Sum (Beginning Principal and interest Balance of Liquidated Loans).

*	If the present value of cash flows expected to be collected (discounted at the security’s effective yield) is less than the amortized cost basis of the security, an other-than-temporary impairment is considered to have occurred because the entire amortized cost basis of the security will not be recovered. The Bank considers whether or not it will recover the entire amortized cost of the security by comparing the present value of the cash flows expected to be collected from the security (discounted at the security’s effective yield) with the amortized cost basis of the security.
Monoline support — Thirteen insured securities have been identified as credit impaired despite credit protection from Ambac and MBIA to meet scheduled payments in the future. Cash flows on certain insured securities are currently experiencing cash flow shortfalls. Ambac and MBIA are currently paying claims in order to meet current cash flow deficiency within the structure of the securities. Of the thirteen insured securities determined to be OTTI, eleven are insured by Ambac Assurance Corp (“Ambac”) and two by MBIA Insurance Corp (“MBIA”). Two OTTI securities, a triple-A and a double-B rated security, are uninsured.

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
Adequate. Monolines determined to possess “adequate” claims paying ability are expected to provide full protection on their insured private-label mortgage-backed securities. Accordingly, bonds insured by monolines with adequate ability to cover written insurance are run with full financial guarantee set to “on” in the cashflow model.
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

The monoline analysis methodology resulted in the following “Protection time horizon” dates for Ambac and MBIA:

	Protection time horizon calculation
	Ambac	MBIA

Burnout period (months)	83	31
Coverage ignore date	7/31/2016	3/31/2012
Number of OTTI securities	11	2
With respect to the Bank’s remaining investments, the Bank believes no OTTI exists. The Bank’s conclusion is based upon multiple factors: bond issuers’ continued satisfaction of their obligations under the contractual terms of the securities; the estimated performance of the underlying collateral; the evaluation of the fundamentals of the issuers’ financial condition; and the estimated support from the monoline insurers under the contractual terms of insurance. Management has not made a decision to sell such securities at September 30, 2009. Management has also concluded that it is more likely than not that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. Based on factors outlined above, the FHLBNY believes that the remaining securities classified as held-to-maturity were not other-than-temporarily impaired as of September 30, 2009.
However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market and spreads return to levels that reflect underlying credit characteristics, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the presumption of the ability of monoline insurers to support the insured securities identified at September 30, 2009 as dependent on insurance is negatively impacted by the insurers’ future financial performance, additional OTTI may be recognized in future periods.
The following table provides rollforward information of the credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities for which a significant portion of the OTTI (non-credit component) was recognized in Accumulated other comprehensive income (loss) (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Beginning balance	$10,593	$—	$—	$—

Additions to the credit component for OTTI loss not previously recognized	1,459	—	14,276	—
Additional credit losses for which an OTTI charge was previously recognized	2,224	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	—	—	—	—

Ending balance	$14,276	$—	$14,276	$—

Major Security Types
Amortized cost basis, as defined under the recently issued guidance on recognition and presentation of other-than-temporary impairment, includes adjustments made to the cost of an investment for accretion, amortization, collection of cash, and fair value hedge accounting adjustments. If a held-to-maturity security is determined to be OTTI, the amortized cost basis of the security is adjusted for previous OTTI recognized in earnings. Amortized cost basis of a held-to-maturity OTTI security is further adjusted for impairment related to all other factors (also referred to as the non-credit component of OTTI) recognized in Accumulated other comprehensive income (loss), and the adjusted amortized cost basis is the carrying value of the OTTI security reported in the Statements of Condition. Carrying value of a held-to-maturity security that is not OTTI is its amortized cost basis.
The amortized cost basis, the gross unrealized gains and losses, the fair values of held-to-maturity securities, and OTTI recognized in Accumulated other comprehensive income were as follows (in thousands):

	September 30, 2009
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured	Basis	in OCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$1,194,202	$—	$1,194,202	$47,563	$—	$1,241,765
Freddie Mac	354,212	—	354,212	15,657	—	369,869

Total pools of mortgages	1,548,414	—	1,548,414	63,220	—	1,611,634

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,370,747	—	2,370,747	70,184	(4,176)	2,436,755
Freddie Mac	4,384,624	—	4,384,624	132,871	(7,914)	4,509,581
Ginnie Mae	187,470	—	187,470	148	(1,432)	186,186

Total CMOs/REMICs	6,942,841	—	6,942,841	203,203	(13,522)	7,132,522

Ginnie Mae-CMBS	49,706	—	49,706	263	—	49,969

Non-GSE MBS
CMOs/REMICs	485,419	(2,545)	482,874	2,533	(10,732)	474,675
Commercial mortgage-backed securities	—	—	—	—	—	—

Total non-federal-agency MBS	485,419	(2,545)	482,874	2,533	(10,732)	474,675

Asset-Backed Securities
Manufactured housing (insured)	208,544	—	208,544	—	(46,536)	162,008
Home equity loans (insured)	324,833	(74,915)	249,918	8,515	(34,559)	223,874
Home equity loans (uninsured)	227,546	(23,003)	204,543	—	(44,662)	159,881

Total asset-backed securities	760,923	(97,918)	663,005	8,515	(125,757)	545,763

Total mortgage-backed securities	$9,787,303	$(100,463)	$9,686,840	$277,734	$(150,011)	$9,814,563

Other
State and local housing finance agency obligations	791,187	—	791,187	5,325	(14,527)	781,985
Certificates of deposit	2,000,000	—	2,000,000	3	—	2,000,003

Total other	$2,791,187	$—	$2,791,187	$5,328	$(14,527)	$2,781,988

	December 31, 2008
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
Issued, guaranteed or insured	Basis	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$1,400,058	$26,789	$—	$1,426,847
Freddie Mac	422,088	7,860	—	429,948

Total pools of mortgages	1,822,146	34,649	—	1,856,795

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,032,051	51,138	(125)	2,083,064
Freddie Mac	3,722,840	101,595	(30)	3,824,405
Ginnie Mae	6,325	—	(187)	6,138

Total CMOs/REMICs	5,761,216	152,733	(342)	5,913,607

Ginnie Mae-CMBS	—	—	—	—

Non-GSE MBS
CMOs/REMICs	609,907	—	(42,706)	567,201
Commercial mortgage-backed securities	266,994	149	(127)	267,016

Total non-federal-agency MBS	876,901	149	(42,833)	834,217

Asset-Backed Securities
Manufactured housing (insured)	229,714	—	(75,418)	154,296
Home equity loans (insured)	376,587	—	(144,957)	231,630
Home equity loans (uninsured)	259,879	—	(79,112)	180,767

Total asset-backed securities	866,180	—	(299,487)	566,693

Total mortgage-backed securities	$9,326,443	$187,531	$(342,662)	$9,171,312

Other
State and local housing finance agency obligations	804,100	6,573	(47,512)	763,161
Certificates of deposit	1,203,000	328	—	1,203,328

Total other	$2,007,100	$6,901	$(47,512)	$1,996,489

Unrealized Losses
The following tables summarize held-to-maturity securities with fair values below their amortized cost basis. The fair values and gross unrealized holding losses are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position. (in thousands):

	September 30, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing agency obligations	$254,366	$(14,527)	$—	$—	$254,366	$(14,527)

Total Non-MBS	254,366	(14,527)	—	—	254,366	(14,527)

MBS Investment Securities
MBS — Other US Obligations
Ginnie Mae	136,455	(1,415)	2,789	(17)	139,244	(1,432)
MBS-GSE
Fannie Mae	771,784	(4,171)	2,869	(5)	774,653	(4,176)
Freddie Mac	1,384,438	(7,914)	—	—	1,384,438	(7,914)

Total MBS-GSE	2,156,222	(12,085)	2,869	(5)	2,159,091	(12,090)

MBS-Private-Label	54,687	(367)	932,366	(225,892)	987,053	(226,259)

Total MBS	2,347,364	(13,867)	938,024	(225,914)	3,285,388	(239,781)

Total	$2,601,730	$(28,394)	$938,024	$(225,914)	$3,539,754	$(254,308)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing agency obligations	$78,261	$(16,065)	$84,108	$(31,447)	$162,369	$(47,512)

Total Non-MBS	78,261	(16,065)	84,108	(31,447)	162,369	(47,512)

MBS Investment Securities
MBS — Other US Obligations
Ginnie Mae	6,137	(187)	—	—	6,137	(187)
MBS-GSE
Fannie Mae	3,452	(125)	—	—	3,452	(125)
Freddie Mac	1,102	(30)	32	—	1,134	(30)

Total MBS-GSE	4,554	(155)	32	—	4,586	(155)

MBS-Private-Label	509,273	(115,061)	718,321	(227,259)	1,227,594	(342,320)

Total MBS	519,964	(115,403)	718,353	(227,259)	1,238,317	(342,662)

Total	$598,225	$(131,468)	$802,461	$(258,706)	$1,400,686	$(390,174)

Note 5. Available-for-sale securities
Impairment analysis on Available-for-sale securities — The Bank’s portfolio of mortgage-backed securities classified as available-for-sale (“AFS”) is comprised entirely of securities issued by GSEs collateralized mortgage obligations which are “pass through” securities. The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities. Based on the Bank’s analysis, GSE securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. The U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. Management has not made a decision to sell such securities at September 30, 2009. Management also concluded that it is more likely than not that it will not be required to sell such securities before recovery of the amortized cost basis of the security. The FHLBNY believes that these securities were not other-than-temporarily impaired as of September 30, 2009 and December 31, 2008. The Bank established certain grantor trusts to fund current and future payments under certain supplemental pension plans and these are classified as available-for-sale. The grantor trusts invest in money market and bond funds. Investments in equity and fixed-income funds are redeemable at short notice, and realized gains and losses from investments in the funds were not significant. No available-for-sale-securities had been pledged at September 30, 2009 and December 31, 2008.
The amortized cost basis, gross unrealized gains, losses, and the fair value of investments classified as available-for-sale were as follows (in thousands):

	September 30, 2009
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

Cash equivalents	$1,272	$—	$—	$1,272
Equity funds	9,445	43	(1,984)	7,504
Fixed income funds	3,253	255	—	3,508
Mortgage-backed securities	2,364,707	4,329	(18,728)	2,350,308

Total	$2,378,677	$4,627	$(20,712)	$2,362,592

	December 31, 2008
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

Cash equivalents	$836	$—	$—	$836
Equity funds	8,978	—	(3,516)	5,462
Fixed income funds	3,833	66	(10)	3,889
Mortgage-backed securities	2,912,642	364	(61,324)	2,851,682

Total	$2,926,289	$430	$(64,850)	$2,861,869

There were no AFS mortgage-backed securities supported by commercial loans at September 30, 2009 and December 31, 2008.

Unrealized Losses — Available-for-sale securities (in thousands):

	September 30, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities
MBS-GSE
Fannie Mae	$144,044	$(327)	$1,059,185	$(12,230)	$1,203,229	$(12,557)
Freddie Mac	—	—	689,462	(6,171)	689,462	(6,171)

Total MBS-GSE	144,044	(327)	1,748,647	(18,401)	1,892,691	(18,728)

Total Temporarily Impaired	$144,044	$(327)	$1,748,647	$(18,401)	$1,892,691	$(18,728)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities
MBS-GSE
Fannie Mae	$1,662,928	$(35,047)	$142,630	$(3,539)	$1,805,558	$(38,586)
Freddie Mac	957,617	(21,744)	39,077	(994)	996,694	(22,738)

Total MBS-GSE	2,620,545	(56,791)	181,707	(4,533)	2,802,252	(61,324)

Total Temporarily Impaired	$2,620,545	$(56,791)	$181,707	$(4,533)	$2,802,252	$(61,324)

Notes: Does not include unrealized losses of $2.0 million and $3.5 million at September 30, 2009 and December 31, 2008 in several grantor trusts comprising of money market and mutual funds.
Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, previous OTTI recognized in earnings and/or fair value hedge accounting adjustments. There were no AFS securities determined to be OTTI at September 30, 2009. No securities were hedged at September 30, 2009.
Gross unrealized losses at September 30, 2009 and December 31, 2008 were caused by interest rate changes, credit spread widening and reduced liquidity in the applicable markets. The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis above represent temporary impairment.

Note 6. Advances
Redemption terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2009			December 31, 2008
		Weighted [2]			Weighted [2]
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$—	—%	—%	$—	—%	—%
Due in one year or less	20,222,153	1.98	22.08	32,420,095	2.52	31.36
Due after one year through two years	15,572,319	3.00	17.00	16,150,121	3.71	15.62
Due after two years through three years	8,933,691	2.99	9.75	7,634,680	3.76	7.39
Due after three years through four years	6,604,702	3.20	7.21	6,852,514	3.74	6.63
Due after four years through five years	3,565,489	3.38	3.89	3,210,575	3.88	3.11
Due after five years through six years	1,787,448	3.77	1.95	836,689	3.74	0.81
Thereafter	34,916,207	3.80	38.12	36,275,053	3.96	35.08

Total par value	91,602,009	3.12%	100.00%	103,379,727	3.44%	100.00%

Discount on AHP advances [1]	(275)			(330)
Hedging adjustments [1]	4,342,998			5,773,479

Total	$95,944,732			$109,152,876

[1]	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Interest rates on AHP advances ranged from 1.25% to 4.00% at September 30, 2009 and 1.25% to 6.04% at December 31, 2008.

[2]	The weighed average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
The following summarizes advances by year of maturity or next call date (dollars in thousands):

	September 30, 2009		December 31, 2008
		Percentage of		Percentage of
	Amount	Total	Amount	Total

Overdrawn demand deposit accounts	$—	—%	$—	—%
Due or putable in one year or less	53,090,265	57.96	63,251,007	61.18
Due or putable after one year through two years	18,689,569	20.40	18,975,821	18.36
Due or putable after two years through three years	8,427,941	9.20	10,867,530	10.51
Due or putable after three years through four years	5,838,402	6.37	5,293,364	5.12
Due or putable after four years through five years	3,085,989	3.37	2,728,075	2.64
Due or putable after five years through six years	156,448	0.17	230,189	0.22
Thereafter	2,313,395	2.53	2,033,741	1.97

Total par value	91,602,009	100.00%	103,379,727	100.00%

Discount on AHP advances	(275)		(330)
Hedging adjustments	4,342,998		5,773,479

Total	$95,944,732		$109,152,876

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
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2009		December 31, 2008
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Real Estate:
Fixed medium-term single-family mortgages	$406,055	30.38%	$467,845	32.15%
Fixed long-term single-family mortgages	926,537	69.32	983,493	67.58
Multi-family mortgages	3,934	0.30	4,009	0.27

Total par value	1,336,526	100.00%	1,455,347	100.00%

Unamortized premiums	9,257		10,662
Unamortized discounts	(5,641)		(6,310)
Basis adjustment [1]	(556)		(408)

Total mortgage loans held-for-portfolio	1,339,586		1,459,291
Allowance for credit losses	(3,358)		(1,406)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,336,228		$1,457,885

[1]	Represents fair value basis of open and closed delivery commitments.
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers (See Significant Accounting Policies and Estimates in Note 1 in the Bank’s most recent Form 10-K filed on March 27, 2009). The first layer is typically 100 basis points but varies with the particular MPF program. The amount of the first layer, or First Loss Account (“FLA”), was estimated as $14.0 million and $13.8 million at September 30, 2009 and December 31, 2008. The FLA is not recorded or reported as a reserve for loan losses as it serves as a memorandum information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligation that the Participating Financial Institution (“PFI”) has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued were $0.4 million for the third quarters of 2009 and 2008, and $1.2 million and $1.3 million for the nine months ended September 30, 2009 and 2008. The fees were reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.

The following provides rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Beginning balance	$2,760	$879	$1,406	$633
Charge-offs	—	(4)	(14)	(4)
Provision for credit losses on mortgage loans	598	(31)	1,966	215

Ending balance	$3,358	$844	$3,358	$844

The First Loss Account (“FLA”) memorializes the first tier of credit exposure and is neither an indication of inherent losses in the loan portfolio nor a loan loss reserve.
As of September 30, 2009 and December 31, 2008, the FHLBNY had $13.0 million and $4.8 million of non-accrual loans. The estimated fair value of the mortgage loans as of September 30, 2009 and December 31, 2008 are reported in Note 16 — Fair Values of Financial Instruments. Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.
The following table summarizes mortgage loans held-for-portfolio, all Veterans Administrations insured loans, past due 90 days or more and still accruing interest (in thousands):

	September 30, 2009	December 31, 2008

Secured by 1-4 family	$698	$507

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
Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks. The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $1.0 trillion and $1.3 trillion as of September 30, 2009 and December 31, 2008.
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

The FHLBNY met the qualifying unpledged asset requirements in each of the period ends in this report as follows:

	September 30, 2009	December 31, 2008

Percentage of unpledged qualifying assets to consolidated obligations	109%	107%

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

The following summarizes consolidated obligations issued by the FHLBNY and outstanding at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008

Consolidated obligation bonds-amortized cost	$68,849,386	$80,978,383
Fair value basis adjustments	817,374	1,254,523
Fair value basis on terminated hedges	3,108	7,857
Fair value option valuation adjustments and accrued interest	968	15,942

Total Consolidated obligation-bonds	$69,670,836	$82,256,705

Discount notes-amortized cost	$38,385,244	$46,329,545
Fair value basis adjustments	—	361

Total Consolidated obligation-discount notes	$38,385,244	$46,329,906

Redemption Terms of consolidated obligation bonds
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2009			December 31, 2008
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate [1]	of total	Amount	Rate [1]	of total

One year or less	$35,806,100	1.36%	52.06%	$49,568,550	1.93%	61.23%
Over one year through two years	19,296,100	2.00	28.06	16,192,550	3.20	20.00
Over two years through three years	5,434,495	2.59	7.90	5,299,700	3.73	6.55
Over three years through four years	2,956,730	4.05	4.30	2,469,575	4.75	3.05
Over four years through five years	1,943,800	4.13	2.82	3,352,450	3.99	4.14
Over five years through six years	1,224,850	4.94	1.78	989,300	5.06	1.22
Thereafter	2,110,200	5.30	3.08	3,082,050	5.35	3.81

Total par value	68,772,275	2.01%	100.00%	80,954,175	2.64%	100.00%

Bond premiums	112,091			63,737
Bond discounts	(34,980)			(39,529)
Fair value basis adjustments	817,374			1,254,523
Fair value basis adjustments on terminated hedges	3,108			7,857
Fair value option valuation adjustments and accrued interest	968			15,942

Total bonds	$69,670,836			$82,256,705

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps. The weighted average coupon of bonds outstanding at September 30, 2009 and December 31, 2008, represent contractual coupons payable to investors.

The following summarizes bonds outstanding by year of maturity or next call date (dollars in thousands):

	September 30, 2009		December 31, 2008
		Percentage of		Percentage of
	Amount	total	Amount	total
Year of Maturity or next call date
Due or callable in one year or less	$41,328,100	60.09%	$53,034,550	65.51%
Due or callable after one year through two years	16,921,400	24.61	15,472,350	19.11
Due or callable after two years through three years	3,389,495	4.93	4,843,700	5.98
Due or callable after three years through four years	2,696,730	3.92	1,445,575	1.79
Due or callable after four years through five years	1,326,800	1.93	2,954,450	3.65
Due or callable after five years through six years	1,114,850	1.62	684,800	0.85
Thereafter	1,994,900	2.90	2,518,750	3.11

Total par value	68,772,275	100.00%	80,954,175	100.00%

Bond premiums	112,091		63,737
Bond discounts	(34,980)		(39,529)
Fair value basis adjustments	817,374		1,254,523
Fair value basis adjustments on terminated hedges	3,108		7,857
Fair value option valuation adjustments and accrued interest	968		15,942

Total bonds	$69,670,836		$82,256,705

Discount notes
Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding consolidated discount notes were as follows (dollars in thousands):

	September 30, 2009	December 31, 2008

Par value	$38,406,688	$46,431,347

Amortized cost	$38,385,244	$46,329,545
Fair value basis adjustments	—	361

Total	$38,385,244	$46,329,906

Weighted average interest rate	0.26%	1.00%

Note 9. Deposits
The FHLBNY accepts demand, overnight and term deposits from its members. A member that services mortgage loans may deposit in the FHLBNY funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.
The following table summarizes term deposits (in thousands):

	September 30, 2009	December 31, 2008

Due in one year or less	$15,600	$117,400

Total term deposits	$15,600	$117,400

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
Regulatory income is income before assessments, and before interest expense related to mandatorily redeemable capital stock under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. Each FHLBank accrues this expense monthly based on its income before assessments. An FHLBank reduces its AHP liability as members use subsidies.
The following provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Beginning balance	$140,037	$124,170	$122,449	$119,052
Additions from current period’s assessments	15,780	4,638	53,363	24,764
Net disbursements for grants and programs	(10,995)	(6,433)	(30,990)	(21,441)

Ending balance	$144,822	$122,375	$144,822	$122,375

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

[1]	On December 12, 2007 the Finance Board, the predecessor of the Finance Agency, approved amendments to the FHLBNY’s capital plan, which allow the FHLBNY to recalculate the membership stock purchase requirement any time after 30 days subsequent to a merger. The amendments also permit the FHLBNY to use a zero mortgage asset base in performing the calculation, which recognizes the fact that the corporate entity that was once its member no longer exists. As a result of these amendments, the FHLBNY could determine that all of the membership stock formerly held by the member would become excess stock, which would give the FHLBNY the discretion, but not the obligation, to repurchase that stock prior to the expiration of the five-year notice period.

Capital Ratios
The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	September 30, 2009		December 31, 2008
	Required [4]	Actual	Required [4]	Actual
Regulatory capital requirements:
Risk-based capital[1]	$558,940	$5,936,273	$650,333	$6,111,676
Total capital-to-asset ratio	4.00%	5.05%	4.00%	4.44%
Total capital[2]	$4,704,173	$5,939,631	$5,501,596	$6,113,082
Leverage ratio	5.00%	7.57%	5.00%	6.67%
Leverage capital[3]	$5,880,216	$8,907,767	$6,876,995	$9,168,920

[1]	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

[2]	Required “ Total capital” is 4% of total assets. Actual “Total capital” is “Actual Risk-based capital” plus allowance for credit losses. Does not include reserves for the Lehman Brothers receivable which is a specific reserve.

[3]	Actual Leverage capital is “Risk-based capital” times 1.5 plus allowance for loan losses.

[4]	Required minimum.
Mandatorily Redeemable Capital Stock
Generally, the FHLBNY’s capital stock is redeemable at the option of either the member or the FHLBNY subject to certain conditions, and is subject to the provisions under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.
The FHLBNY is a cooperative whose member financial institutions own almost all of the FHLBNY’s capital stock. Member shares cannot be purchased or sold except between the Bank and its members at its $100 per share par value. Also, the FHLBNY does not have equity securities that trade in a public market. Future filings with the SEC will not be in anticipation of the sale of equity securities in a public market as the FHLBNY is prohibited by law from doing so, and the FHLBNY is not controlled by an entity that has equity securities traded or contemplated to be traded in a public market. Therefore, the FHLBNY is a nonpublic entity based on the definition given in the accounting guidance for certain financial instruments with characteristics of both liabilities and equity. In addition, although the FHLBNY is a nonpublic entity, the FHLBanks issue consolidated obligations that are traded in the public market. Based on this factor, the FHLBNY complies with the provisions of the accounting guidance for certain financial instruments with characteristics of both liabilities and equity as a nonpublic SEC registrant.

In accordance with the accounting guidance for certain financial instruments with characteristics of both liabilities and equity, the FHLBNY reclassifies the stock subject to redemption from equity to a liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Under such circumstances, the member shares will then meet the definition of a mandatorily redeemable financial instrument and are reclassified to a liability at fair value. Dividends on member shares classified as a liability in the Statements of Condition and an offset in the Statements of Income as an interest expense. The repayment of these mandatorily redeemable financial instruments, once settled, is reflected as financing cash outflows in the Statements of Cash Flows. In compliance with this provision, dividends on mandatorily redeemable capital stock in the amounts of $1.8 million and $2.0 million for the three months ended September 30, 2009 and 2008, and $5.5 million and $8.9 million for the nine months ended September 30, 2009 and 2008 were recorded as interest expense. If a member cancels its notice of voluntary withdrawal, the FHLBNY will reclassify the mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
At September 30, 2009 and December 31, 2008, mandatorily redeemable capital stock of $127.9 million and $143.1 million were held by former members who had attained non-member status by virtue of being acquired by non-members. A small number of members had also become non-members by relocating their charters to outside the FHLBNY’s membership district.
Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	September 30, 2009	December 31, 2008

Redemption less than one year	$82,076	$38,328
Redemption from one year to less than three years	38,724	83,159
Redemption from three years to less than five years	2,123	14,646
Redemption after five years or greater	4,959	6,988

Total	$127,882	$143,121

Anticipated redemptions assume the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances. Commencing January 1, 2008, the Bank may also redeem, at its discretion, non-members’ membership stock.

Note 12. Total comprehensive income
Changes in Accumulated other comprehensive income (loss) and total comprehensive income were as follows for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30, 2009
			Accretion of
			non-credit portion			Accumulated
	Available-	Non-credit	of impairment	Cash	Supplemental	Other		Total
	for-sale	OTTI on HTM	losses on	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	securities	HTM securities	hedges	Plans	Income (Loss)	Income	Income

June 30, 2008	$(29,612)	$—	$—	$(33,698)	$(5,087)	$(68,397)

Net change	(14,713)	—	—	1,728	—	(12,985)	$39,790	$26,805

September 30, 2008	$(44,325)	$—	$—	$(31,970)	$(5,087)	$(81,382)

June 30, 2009	$(10,129)	$(77,398)	$239	$(26,402)	$(6,550)	$(120,240)

Net change	(5,956)	(26,486)	3,182	1,898	—	(27,362)	$140,219	$112,857

September 30, 2009	$(16,085)	$(103,884)	$3,421	$(24,504)	$(6,550)	$(147,602)

	Nine months ended September 30, 2009
			Accretion of
			non-credit portion			Accumulated
	Available-	Non-credit	of impairment	Cash	Supplemental	Other		Total
	for-sale	OTTI on HTM	losses on	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	securities	HTM securities	hedges	Plans	Income (Loss)	Income	Income

December 31, 2007	$(373)	$—	$—	$(30,215)	$(5,087)	$(35,675)

Net change	(43,952)	—	—	(1,755)	—	(45,707)	$213,996	$168,289

September 30, 2008	$(44,325)	$—	$—	$(31,970)	$(5,087)	$(81,382)

December 31, 2008	$(64,420)	$—	$—	$(30,191)	$(6,550)	$(101,161)

Net change	48,335	(103,884)	3,421	5,687	—	(46,441)	$474,786	$428,345

September 30, 2009	$(16,085)	$(103,884)	$3,421	$(24,504)	$(6,550)	$(147,602)

Note 13. Earnings per share of capital
The following table sets forth the computation of earnings per share (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net income	$140,219	$39,790	$474,786	$213,996

Net income available to stockholders	$140,219	$39,790	$474,786	$213,996

Weighted average shares of capital	53,233	52,000	54,505	48,757
Less: Mandatorily redeemable capital stock	(1,280)	(1,538)	(1,351)	(1,742)

Average number of shares of capital used to calculate earnings per share	51,953	50,462	53,154	47,015

Net earnings per share of capital	$2.70	$0.79	$8.93	$4.55

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
Effective January 1, 2009, the Bank offers a Nonqualified Deferred Compensation Plan to certain officer employees and to the members of the Board of Directors of the Bank. Participants in the plan may elect to defer all or a portion of their compensation earned. The deferment period is generally for a minimum period of five years. Amounts recorded as a liability were de minimis at September 30, 2009.

Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Defined Benefit Plan	$1,441	$1,556	$4,324	$4,545
Benefit Equalization Plan (defined benefit)	515	469	1,544	1,408
Defined Contribution Plan and BEP Thrift	582	162	1,366	650
Postretirement Health Benefit Plan	251	250	753	749

Total retirement plan expenses	$2,789	$2,437	$7,987	$7,352

Benefit Equalization Plan (“BEP”)
The plan’s liability consisted of the accumulated compensation deferrals and accrued interest on the deferrals. There were no plan assets that have been designated for the BEP plan.
Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$153	$154	$458	$460
Interest cost	263	235	789	708
Amortization of unrecognized prior service cost	(36)	(35)	(108)	(107)
Amortization of unrecognized net loss	135	115	405	347

Net periodic benefit cost	$515	$469	$1,544	$1,408

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the Bank’s BEP were as follows (dollars in thousands):

	September 30, 2009	December 31, 2008

Discount rate *	6.14%	6.14%
Salary increases	5.50%	5.50%
Amortization period (years)	8	8
Benefits paid during the periods	$(544)	$(392)

*	The discount rate was based on the Citigroup Pension Liability Index at December 31, 2008 and adjusted for durations.
The total amounts of benefits paid and expected to be paid under this plan are not expected to be materially different from amount disclosed in the Bank’s Form 10-K filed on March 27, 2009.

Postretirement Health Benefit Plan
The Bank has a postretirement health benefit plan for retirees. Employees over the age of 55 are eligible provided they have completed ten years of service after age 45.
Components of the net periodic benefit cost for the postretirement health benefit plan were (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Service cost (benefits attributed to service during the period)	$139	$129	$417	$385
Interest cost on accumulated postretirement health benefit obligation	217	225	651	680
Amortization of loss	78	78	234	232
Amortization of prior service cost/(credit)	(183)	(182)	(549)	(548)

Net periodic postretirement health benefit cost	$251	$250	$753	$749

Key assumptions and other information to determine obligation for the Bank’s postretirement health benefit plan were as follows:

	September 30, 2009	December 31, 2008

Weighted average discount rate at the end of the year*	6.14%	6.14%

Health care cost trend rates:
Assumed for next year	7.00%	7.00%
Ultimate rate	5.00%	5.00%
Year that ultimate rate is reached	2011	2011
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

*	The discount rate was based on the Citigroup Pension Liability Index at December 31, 2008 and adjusted for durations.
The total amounts of benefits paid and expected to be paid under this plan are not expected to be materially different from amount disclosed in the Bank’s Form 10-K filed on March 27, 2009.
Note 15. Derivatives and hedging activities
General — The FHLBNY may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements to manage its exposure to changes in interest rates. The FHLBNY may also use cancellable swaps to potentially adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The FHLBNY uses derivatives in three ways: by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e., an “economic hedge”). For example, the FHLBNY uses derivatives in its overall interest-rate risk management to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to adjust the interest-rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the FHLBNY also uses derivatives: to manage embedded options in assets and liabilities; to hedge the market value of existing assets and liabilities and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs where possible.

In an economic hedge, a derivative hedges specific or non-specific underlying assets, liabilities or firm commitments, but the hedge does not qualify for hedge accounting under the accounting standards for derivatives and hedging; it is, however, an acceptable hedging strategy under the FHLBNY’s risk management program. These strategies also comply with the Finance Agency’s regulatory requirements prohibiting speculative use of derivatives. An economic hedge introduces the potential for earnings variability due to the changes in fair value recorded on the derivatives that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. The FHLBNY will execute an interest rate swap to match the terms of a asset or liability that is elected under the fair value option (“FVO”) in accordance with the accounting standards on the fair value option for financial assets and liabilities. The swap is designated as an economic hedge to mitigate the volatility of the FVO designated asset or liability due to change in the full fair value of the designated asset or liability. In the third quarter of 2008 and thereafter, the FHLBNY elected the FVO for certain consolidated obligation bonds and executed interest rate swaps to offset the fair value changes of the bonds. At September 30, 2009 and December 31, 2008, par amounts of debt designated under the FVO were $2.4 billion and $983.0 million.
The FHLBNY, consistent with Finance Agency’s regulations, enters into derivatives to manage the market risk exposures inherent in otherwise unhedged assets and funding positions. The FHLBNY utilizes derivatives in the most cost efficient manner and may enter into derivatives as economic hedges that do not qualify for hedge accounting under the accounting standards for derivatives and hedging. As a result, when entering into such non-qualified hedges, the FHLBNY recognizes only the change in fair value of these derivatives in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities with no offsetting fair value adjustments for the hedged asset, liability, or firm commitment.
Derivatives and hedging activities
Consolidated Obligations — The FHLBNY manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflows on the derivative with the cash outflows on the consolidated obligation. While consolidated obligations are the joint and several obligations of the FHLBanks, one or more FHLBanks may individually serve as counterparties to derivative agreements associated with specific debt issues. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and each of those FHLBanks could enter into an interest rate swap contract in which the counterparty pays to the FHLBank fixed cash flows designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligations. Such transactions are treated as fair value hedges under the accounting standards for derivatives and hedging.
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

The FHLBNY has also issued variable-rate consolidated obligations bonds indexed to 1- month LIBOR, the U.S. Prime rate, or federal funds rate and has simultaneously executed interest-rate swaps to hedge the basis risk of the variable rate debt to 3-month LIBOR, the Bank’s preferred funding base. The interest rate swaps were accounted as economic hedges of the floating-rate bonds.
In the third quarter of 2008 and thereafter, the FHLBNY had elected the fair value option in accordance with the accounting standards on the fair value option for financial assets and liabilities for certain consolidated obligation bonds and these were measured under the provisions of the accounting standards on fair value measurements and disclosures as of September 30, 2009 and December 31, 2008.
Advances — With a putable advance (also referred to as convertible) borrowed by a member, the FHLBNY may purchase from the member a put option that enables the FHLBNY to effectively convert an advance from fixed-rate to floating-rate if interest rates increase, or to terminate the advance and extend additional credit on new terms. The FHLBNY may hedge a convertible advance by entering into a cancelable derivative where the FHLBNY pays fixed and receives variable. This type of hedge is treated as a fair value hedge under the accounting standards for derivatives and hedging. The swap counterparty can cancel the derivative on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit on new terms.
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
Firm Commitment Strategies — Mortgage delivery commitments are considered derivatives under the accounting standards for derivatives and hedging, and the FHLBNY accounts for them as freestanding derivatives, and records the fair values of mortgage loan delivery commitments on the balance sheet with an offset to current period earnings. Fair values of the mortgage delivery commitments were de minimis for all periods reported.

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
Forward Settlements — There were no forward settled securities at September 30, 2009 and December 31, 2008 that would settle outside the shortest period of time for the settlement of such securities.
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
Intermediation — To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties. This intermediation allows smaller members access to the derivatives market. The derivatives used in intermediary activities do not qualify for hedge accounting treatment under the accounting standards for derivatives and hedging and are separately marked-to-market through earnings. The net impact of the accounting for these derivatives has a de minimis affect on the operating results of the FHLBNY.
Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated as hedges to either advances, investments, or consolidated obligations. Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.
Economic hedges — At September 30, 2009 and December 31, 2008, economic hedges were comprised primarily of: (1) short- and medium-term interest rate swaps that hedged the basis risk (Prime rate, Fed fund rate, and the 1-month LIBOR index) of variable-rate bonds issued by the FHLBNY. These swaps were considered freestanding derivatives. The FHLBNY believes the operational cost of designating the basis hedges in a qualifying hedge under the accounting standards for derivatives and hedging would outweigh the benefits of applying hedge accounting. (2) Interest rate caps to hedge balance sheet risk were considered freestanding derivatives. (3) Interest rate swaps hedging interest rate risk within the balance sheet. (4) Interest rate swaps that had been accounted under the provisions of the accounting standards for derivatives and hedging but had been de-designated from hedge accounting as they were assessed as being not highly effective hedges. (5) Interest rate swaps executed to offset the fair value changes of bonds designated in accordance with the accounting standards on the fair value option for financial assets and liabilities. Changes in fair values of all freestanding derivatives are recorded in Other income as a Net realized and unrealized gain (loss) from derivatives and hedging activities. The FHLBNY is not a derivatives dealer and does not trade derivatives for short-term profit.

Cash Flow hedges
There were no material amounts for the first, second, or third quarters in 2009 and 2008 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. The maximum length of time over which the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions is between three and six months. No cash flow hedges were outstanding at September 30, 2009 and December 31, 2008. The effective portion of the gain or loss on swaps designated and qualifying as a cash flow hedging instrument is reported as a component of Accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings.
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
The notional amounts of derivatives are not recorded as assets or liabilities in the Statements of Condition, rather the fair values of all derivatives are recorded as either derivative asset or derivative liability. Although notional principal is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since the notional amount does not change hands (other than in the case of foreign currency swaps, of which the FHLBNY has none).
All derivatives are recorded on the Statements of Condition at their estimated fair value and designated as either fair value or cash flow hedges for qualifying hedges, or as non-qualifying hedges (economic hedges or customer intermediations) under the accounting standards for derivatives and hedging. In an economic hedge, the Bank retains or executes derivative contracts, which are economically effective in reducing interest-rate risk or balance sheet risk. Such derivatives are designated as economic hedges either because a qualifying hedge is not available, the hedge is not able to demonstrate that it would be effective on an ongoing basis as a qualifying hedge, or the cost of a qualifying hedge is not economical. Changes in the fair value of a derivative are recorded in current period earnings for a fair value hedge, or in Accumulated other comprehensive income (loss) for the effective portion of fair value changes of a cash flow hedge.
Interest income and interest expense from interest rate swaps used for hedging are reported together with interest on the instrument being hedged if the swap qualifies for hedge accounting under the accounting standards for derivatives and hedging. If the swap is designated as an economic hedge, interest accruals are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.

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
The following tables present notional amounts and fair values of derivative instruments as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Notional Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Fair value of derivatives instruments
Derivatives in fair value hedging relationships
Interest rate swaps	$97,418,662	$1,077,145	$(4,655,105)

Total derivatives in hedging relationships	$97,418,662	$1,077,145	$(4,655,105)

Derivatives not designated as hedging instruments
Interest rate swaps	$32,341,126	$199,206	$(79,515)
Interest rate caps or floors	2,282,000	66,637	(8,787)
Mortgage delivery commitments	11,843	35	—
Other*	2,665,000	4,123	(652)

Total derivatives not designated as hedging instruments	$37,299,969	$270,001	$(88,954)

Total derivatives before netting and collateral adjustments	$134,718,631	$1,347,146	$(4,744,059)

Netting adjustments		$(1,338,054)	$1,338,054
Cash collateral and related accrued interest		—	2,534,261

Total collateral and netting adjustments		$(1,338,054)	$3,872,315

Total reported on the Statements of Condition		$9,092	$(871,744)

*Other:	Comprised of $2.4 billion notional of swaps in economic hedges of debt designated under the FVO, and $0.3 billion swaps intermediated for members.

	December 31, 2008
	Notional Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Fair value of derivatives instruments
Derivatives in fair value hedging relationships
Interest rate swaps	$84,582,796	$1,640,507	$(6,117,173)

Total derivatives in hedging relationships	$84,582,796	$1,640,507	$(6,117,173)

Derivatives not designated as hedging instruments
Interest rate swaps	$39,691,142	$207,243	$(361,836)
Interest rate caps or floors	2,357,000	16,318	(8,360)
Mortgage delivery commitments	10,395	2	(110)
Other*	1,283,000	25,558	(18,734)

Total derivatives not designated as hedging instruments	$43,341,537	$249,121	$(389,040)

Total derivatives before netting and collateral adjustments	$127,924,333	$1,889,628	$(6,506,213)

Netting adjustments		$(1,808,183)	$1,808,183
Cash collateral and related accrued interest		(61,209)	3,836,370

Total collateral and netting adjustments		$(1,869,392)	$5,644,553

Total reported on the Statements of Condition		$20,236	$(861,660)

*Other:	Comprised of $1.0 billion notional of swaps in economic hedges of debt designated under the FVO, and $0.3 billion swaps intermediated for members.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$182	$5,259	$(5,107)	$3,621
Consolidated obligations-bonds	167	6,604	18,187	2,619

Net gain (loss) related to fair value hedge ineffectiveness	$349	$11,863	$13,080	$6,240

Net gain (loss) related to cash flow hedge ineffectiveness	$—	$—	$—	$(9)

Derivatives not designated as hedging instruments
Economic hedges
Interest rate swaps
Advances	$(1,475)	$(44)	$3,887	$1,066
Consolidated obligations-bonds	28,420	(23,375)	101,662	(41,517)
Consolidated obligations-discount notes	(5,711)	(2,829)	409	(5,723)
Member intermediation	(16)	68	(189)	66
Balance sheet — Macro hedges swaps	210	19,983	2,617	19,983
Accrued interest-swaps	18,362	(20,745)	(37,772)	(36,915)
Accrued interest-intermediation	20	2	64	5
Caps and floors
Advances	(305)	(578)	(1,056)	(1,531)
Balance sheet	19,196	(7,626)	50,613	(4,621)
Accrued interest-options	(1,786)	(19)	(3,731)	99
Mortgage delivery commitments	47	141	(49)	17
Swaps under fair value option
Consolidated obligations-bonds	1,549	(2,356)	(5,825)	(2,356)
Accrued interest on FVO swaps	779	—	903	—

Net gain (loss) related to derivatives not designated as hedging instruments	$59,290	$(37,378)	$111,533	$(71,427)

Net gain (loss) on derivatives and hedging activities	$59,639	$(25,515)	$124,613	$(65,196)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives for the three months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,
	2009				2008
				Effect of				Effect of
				Derivatives on				Derivatives on
	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest
	Derivative	Hedged Item	Impact	Income	Derivative	Hedged Item	Impact	Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(582,983)	$583,165	$182	$(503,185)	$(335,331)	$340,590	$5,259	$(171,690)
Consolidated obligations-bonds	98,668	(98,501)	167	151,467	10,563	(3,959)	6,604	118,620
Consolidated obligations-notes	—	—	—	—	—	—	—	—

Fair value hedges ineffectiveness	$(484,315)	$484,664	$349	$(351,718)	$(324,768)	$336,631	$11,863	$(53,070)

Cash flow hedges ineffectiveness	$—	$—	$—	$—	$—	$—	$—	$—

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	$(1,475)	$—	$(1,475)	$—	$(44)	$—	$(44)	$—
Consolidated obligations-bonds	28,420	—	28,420	—	(23,375)	—	(23,375)	—
Consolidated obligations-notes	(5,711)	—	(5,711)	—	(2,829)	—	(2,829)	—
Member intermediation	(16)	—	(16)	—	68	—	68	—
Balance sheet — Macro hedges swaps	210	—	210	—	19,983	—	19,983	—
Accrued interest-swaps	18,362	—	18,362	—	(20,745)	—	(20,745)	—
Accrued interest-intermediation	20	—	20	—	2	—	2	—
Caps and floors
Advances	(305)	—	(305)	—	(578)	—	(578)	—
Balance sheet	19,196	—	19,196	—	(7,626)	—	(7,626)	—
Accrued interest-options	(1,786)	—	(1,786)	—	(19)	—	(19)	—
Mortgage delivery commitments	47	—	47	—	141	—	141	—

Total	$(427,353)	$484,664	$57,311	$(351,718)	$(359,790)	$336,631	$(23,159)	$(53,070)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine months ended September 30,
	2009				2008
				Effect of				Effect of
				Derivatives on				Derivatives on
	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest
	Derivative	Hedged Item	Impact	Income	Derivative	Hedged Item	Impact	Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$1,419,019	$(1,424,126)	$(5,107)	$(1,252,775)	$(337,111)	$340,732	$3,621	$(341,522)
Consolidated obligations-bonds	(418,734)	436,921	18,187	384,150	(44,921)	47,540	2,619	288,228
Consolidated obligations-notes	—	—	—	474	—	—	—	—

Fair value hedges ineffectiveness	$1,000,285	$(987,205)	$13,080	$(868,151)	$(382,032)	$388,272	$6,240	$(53,294)

Cash Flow hedges ineffectiveness	$—	$—	$—	$—	$(9)	$—	$(9)	$—

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	$3,887	$—	$3,887	$—	$1,066	$—	$1,066	$—
Consolidated obligations-bonds	101,662	—	101,662	—	(41,517)	—	(41,517)	—
Consolidated obligations-notes	409	—	409	—	(5,723)	—	(5,723)	—
Member intermediation	(189)	—	(189)	—	66	—	66	—
Balance sheet — Macro hedges swaps	2,617	—	2,617	—	19,983	—	19,983	—
Accrued interest-swaps	(37,772)	—	(37,772)	—	(36,915)	—	(36,915)	—
Accrued interest-intermediation	64	—	64	—	5	—	5	—
Caps and floors
Advances	(1,056)	—	(1,056)	—	(1,531)	—	(1,531)	—
Balance sheet	50,613	—	50,613	—	(4,621)	—	(4,621)	—
Accrued interest-options	(3,731)	—	(3,731)	—	99	—	99	—
Mortgage delivery commitments	(49)	—	(49)	—	17	—	17	—

Total	$1,116,740	$(987,205)	$129,535	$(868,151)	$(451,112)	$388,272	$(62,840)	$(53,294)

The effect of cash flow hedge related derivative instruments for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended September 30,
	2009				2008
	OCI				OCI
	Gains/(Losses)				Gains/(Losses)
		Location:	Amount	Ineffectiveness		Location:	Amount	Ineffectiveness
	Recognized in	Reclassified to	Reclassified to	Recognized in	Recognized in	Reclassified to	Reclassified to	Recognized in
	OCI [1]	Earnings [1]	Earnings [1]	Earnings	OCI [1,2]	Earnings [1]	Earnings [1]	Earnings

The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—	$—	Interest Income	$—	$—
Consolidated obligations-bonds	—	Interest Expense	1,898		61	Interest Expense	1,667	—

Total	$—		$1,898	$—	$61		$1,667	$—

[1]	Effective portion

	Nine months ended September 30,
	2009				2008
	OCI				OCI
	Gains/(Losses)				Gains/(Losses)
		Location:	Amount	Ineffectiveness		Location:	Amount	Ineffectiveness
	Recognized in	Reclassified to	Reclassified to	Recognized in	Recognized in	Reclassified to	Reclassified to	Recognized in
	OCI [1]	Earnings [1]	Earnings [1]	Earnings	OCI [1,2]	Earnings [1]	Earnings	Earnings

The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—	$—	Interest Income	$—	$—
Consolidated obligations-bonds	—	Interest Expense	5,687	—	(6,109)	Interest Expense	4,345	9

Total	$—		$5,687	$—	$(6,109)		$4,345	$9

[1]	Effective portion

[2]	Represents effective portion of basis adjustments to OCI during the period from cash flow hedging transactions.

Note 16. Fair Values of Financial Instruments
Items Measured at Fair Value on a Recurring Basis
The following table presents for each hierarchy level, the FHLBNY’s assets and liabilities that were measured at fair value on its Statements of Condition at September 30, 2009 and December 31, 2008
(in thousands):

	September 30, 2009
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities	$2,362,592	$—	$2,362,592	$—	$—
Derivative assets	9,092		1,347,146		(1,338,054)

Total assets at fair value	$2,371,684	$—	$3,709,738	$—	$(1,338,054)

Liabilities
Consolidated obligations:
Bonds	$(2,385,968)	$—	$(2,385,968)	$—	$—
Derivative liabilities	(871,744)	—	(4,744,059)	—	3,872,315

Total liabilities at fair value	$(3,257,712)	$—	$(7,130,027)	$—	$3,872,315

	December 31, 2008
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities	$2,861,869	$—	$2,861,869	$—	$—
Derivative assets	20,236	—	1,386,859	—	(1,366,623)

Total assets at fair value	$2,882,105	$—	$4,248,728	$—	$(1,366,623)

Liabilities
Consolidated obligations:
Bonds	$(998,942)	$—	$(998,942)	$—	$—
Derivative liabilities	(861,660)	—	(5,978,026)	—	5,116,366

Total liabilities at fair value	$(1,860,602)	$—	$(6,976,968)	$—	$5,116,366

Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities would be measured at fair value on a nonrecurring basis, and for the FHLBNY, such items may include mortgage loans in foreclosure, or mortgage loans and held-to-maturity securities written down to fair value. Certain private-label held-to-maturity MBS were written down to fair value as a result of OTTI during the three quarters ended September 30, 2009. The fair value of MBS for which a non-recurring change in fair value has been recorded at September 30, 2009 (in thousands):

					Credit Loss *
					September 30, 2009
	Fair Value	Level 1	Level 2	Level 3	Three months	Nine months
Held-to-maturity securities
Private-label residential MBS	$125,771	$—	$—	$125,771	$3,683	$14,276

Total	$125,771	$—	$—	$125,771	$3,683	$14,276

*	Note: The credit losses recognized in the current year third quarter of $3.7 million were associated with the held-to-maturity (“HTM”) securities determined to be OTTI at September 30, 2009. The credit impaired HTM securities were recorded in the Statements of Condition at their total fair values of $125.8 million at September 30, 2009. Cumulative credit losses of $14.3 million include credit losses on HTM securities that were previously impaired. For HTM securities that were previously credit impaired but no additional credit impairment were deemed necessary in the current quarter, the securities were recorded- consistent with accounting rules-at their carrying values and not re-adjusted to their fair values.

Estimated fair values — Summary Tables
The Bank early adopted the new guidance on interim disclosures about fair value of financial instruments as of January 1, 2009. The FHLBNY has consistently presented estimated fair value disclosures in interim financial statements in prior periods, although it has not been required to under pre-existing GAAP disclosure requirements, as it believed fair values provided useful information to investors and its stockholders with respect to significant changes in the estimated fair values of the FHLBNY’s financial instruments.
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets
Cash and due from banks	$1,189,158	$1,189,158	$18,899	$18,899
Interest-bearing deposits	—	—	12,169,096	12,170,681

Federal funds sold	3,900,000	3,899,997	—	—
Available-for-sale securities	2,362,592	2,362,592	2,861,869	2,861,869
Held-to-maturity securities
Long-term securities	10,478,027	10,596,548	10,130,543	9,934,473
Certificates of deposit	2,000,000	2,000,003	1,203,000	1,203,328
Advances	95,944,732	96,375,258	109,152,876	109,421,358
Mortgage loans, net	1,336,228	1,402,028	1,457,885	1,496,329
Accrued interest receivable	354,934	354,934	492,856	492,856
Derivative assets	9,092	9,092	20,236	20,236
Other financial assets	4,224	4,224	2,713	2,713

Liabilities
Deposits	2,275,971	2,275,983	1,451,978	1,452,648
Consolidated obligations:
Bonds	69,670,836	70,032,687	82,256,705	82,533,048
Discount notes	38,385,244	38,396,793	46,329,906	46,408,907
Mandatorily redeemable capital stock	127,882	127,882	143,121	143,121
Accrued interest payable	337,221	337,221	426,144	426,144
Derivative liabilities	871,744	871,744	861,660	861,660
Other financial liabilities	33,784	33,784	38,594	38,594

The following table summarizes the activity related to consolidated obligation bonds for which the Bank elected the fair value option (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance, beginning of the period	$550,303	$—	$998,942	$—
New transaction elected for fair value option	1,835,000	589,000	2,385,000	589,000
Maturities and terminations	—	—	(983,000)	—
Change in fair value	(426)	(3,582)	(8,653)	(3,582)
Change in accrued interest*	1,091	—	(6,321)	—

Balance, end of the period	$2,385,968	$585,418	$2,385,968	$585,418

*	De minimis amounts of change in accrued interest in 2008.
The following table presents the change in fair value include in the Statements of Income for the consolidated obligation bonds designated in accordance with the accounting standards on the fair value option for financial assets and liabilities (in thousands):

	Three months ended September 30,
	2009			2008
			Total change in			Total change in
	Interest expense on	Net gain(loss) due	fair value included	Interest expense on	Net gain(loss) due	fair value included
	consolidated	to changes in fair	in current period	consolidated	to changes in fair	in current period
	obligation bonds	value	earnings	obligation bonds	value	earnings

Consolidated obligations-bonds	$(1,091)	$426	$(665)	$—	$3,582	$3,582

	Nine months ended September 30,
	2009			2008
			Total change in			Total change in
	Interest expense on	Net gain(loss) due	fair value included	Interest expense on	Net gain(loss) due	fair value included
	consolidated	to changes in fair	in current period	consolidated	to changes in fair	in current period
	obligation bonds	value	earnings	obligation bonds	value	earnings

Consolidated obligations-bonds	$(2,380)	$8,653	$6,273	$—	$3,582	$3,582

The following table compares the aggregate fair value and aggregate remaining contractual fair value and aggregate remaining contractual principal balance outstanding of consolidated obligation bonds for which the fair value option has been elected (in thousands):

	September 30, 2009
			Fair value
	Principal Balance	Fair value	over/(under)

Consolidated obligations-bonds	$2,385,000	$2,385,968	$968

	December 31, 2008
			Fair value
	Principal Balance	Fair value	over/(under)

Consolidated obligations-bonds	$983,000	$998,942	$15,942

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
Investment securities
The fair value of mortgage-backed investment securities is estimated by management using information from specialized pricing services that use pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models employed by pricing services for most of the Bank’s investments are market based and observable and are considered Level 2. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs in the models are based on new issue and secondary market transactions if securities that are traded in sufficient volumes in the secondary market. The valuation of the Bank’s private-label securities that are all designated as held-to-maturity may require pricing services to use significant inputs that are subjective and are generally considered to be Level 3 because the inputs may not be market based and observable. Beginning with the current year third quarter, the FHLBNY requests prices for all mortgage-backed securities from four specific third-party vendors. Prior to the change, the FHLBNY used three vendors. The adoption of the fourth pricing vendor had no material impact on the financial results, financial position or cash flows of the Bank. Depending on the number of prices received from the four vendors for each security, the FHLBNY selects a median or average price. The Bank’s pricing methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), the FHLBNY will obtain a price from securities dealers that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants.

In accordance with the amended guidance under the accounting standards for investments in debt and equity securities, certain held-to-maturity private-label mortgage-backed securities were written down to their fair value as a result of a recognition of OTTI during the three quarters in 2009. The OTTI impaired securities are classified in the table of items measured at fair value on a nonrecurring basis as Level 3 financial instruments in accordance with the accounting standards for fair value measurements and disclosures, and valuation hierarchy as of September 30, 2009. This determination was made based on management’s view that the OTTI private-label instruments and certain other private-label MBS may not have an active market because of the specific vintage of the impaired securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities. Fair values of these securities were determined by management using third party specialized vendor pricing services that made appropriate adjustments to observed prices of comparable securities that were being transacted in orderly market. Fair values of the OTTI securities recorded in the Statements of Condition at September 30, 2009 were $125.8 million.
The fair value of housing finance agency bonds is estimated by management using information primarily from specialized dealers.
For more information, see Significant Accounting Policies and Estimates in Note 1 for corroboration and other analytical procedures performed by the FHLBNY. Examples of securities priced under such a valuation technique, and which are classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined under the accounting standards for fair value measurements and disclosures, include GSE issued collateralized mortgage obligations and money market funds.
Advances
The fair values of advances are computed using standard option valuation models. The most significant inputs to the valuation model are (1) consolidated obligation debt curve, published by the Office of Finance and available to the public, and (2) LIBOR swap curves and volatilities. The Bank considers both these inputs to be market based and observable as they can be directly corroborated by market participants.
Mortgage loans
The fair value of MPF loans and loans in the inactive CMA programs are priced using a valuation technique referred to as the “market approach” as defined in the accounting standards for fair value measurements and disclosures. Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term. Thereafter, these are compared against closing “TBA” prices extracted from independent sources. All significant inputs to the loan valuations are market based and observable.
Accrued interest receivable and payable
The estimated fair values approximate the recorded book value because of the relatively short period of time between their origination and expected realization.

Derivative assets and liabilities
The FHLBNY’s derivatives are traded in the over-the-counter market and are valued using discounted cash flow models that use as their basis, readily observable and market based inputs. Significant inputs include interest rates and volatilities. These derivative positions are classified within Level 2 of the valuation hierarchy, and include interest rate swaps, swaptions, interest rate caps and floors, and mortgage delivery commitments. The accounting standard for fair value measurements and disclosures clarified that the valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing and non-performance risk. The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges at least weekly. The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of derivative assets and derivative liabilities in the Statements of Conditions at September 30, 2009 and December 31, 2008.
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

Note 17. Commitments and contingencies
The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under the amended provisions of accounting standard for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at September 30, 2009 and December 31, 2008. The par amount of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, were approximately $1.0 trillion and $1.3 trillion at September 30, 2009 and December 31, 2008.
Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $891.2 million and $908.6 million as of September 30, 2009 and December 31, 2008, respectively and had original terms of up to 15 years, with a final expiration in 2019. Standby letters of credit are fully collateralized. Unearned fees on standby letters of credit were recorded in other liabilities and were not significant as of September 30, 2009 and December 31, 2008. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit.
During the third quarter of 2008, each FHLBank, including the FHLBNY, entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral updated on a weekly basis. As of September 30, 2009 and December 31, 2008, the FHLBNY had provided the U.S. Treasury listings of advance collateral amounting to $17.8 billion and $16.3 billion, which provides for maximum borrowings of $15.5 billion and $14.2 billion at September 30, 2009 and December 31, 2008. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September 30, 2009, no FHLBank had drawn on this available source of liquidity. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4.0 billion.

Under the MPF program, the Bank was unconditionally obligated to purchase $12.0 million and $10.4 million in mortgage loans at September 30, 2009 and December 31, 2008. Commitments are generally for periods not to exceed 45 days. Such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $494.3 million and $246.9 million as of September 30, 2009 and December 31, 2008.
The FHLBNY generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure. To mitigate the counterparties’ exposures, the FHLBNY pledged $2.5 billion and $3.8 billion in cash as collateral at September 30, 2009 and December 31, 2008, and these amounts were reported as a component of Derivative liabilities. At September 30, 2009 and December 31, 2008, the FHLBNY was also exposed to credit risk associated with outstanding derivative transactions measured by the replacement cost of derivatives in a gain position. The Bank’s credit exposure at September 30, 2009 as defined above was below the threshold agreements with derivative counterparties and no collateral was required to be pledged by counterparties. At December 31, 2008, the Bank’s credit exposure was reduced by cash collateral of $61.2 million delivered by derivatives counterparties and held by the Bank. The amount was recorded as a reduction to Derivative assets at December 31, 2008.
Net rental expense and the cost of operating leases for the three and nine months ended September 30, 2009 and 2008 were not material. The lease agreements for FHLBNY premises provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.

The following table summarizes contractual obligations and contingencies as of September 30, 2009 (in thousands):

	September 30, 2009
	Payments due or expiration terms by period
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par [1]	$35,806,100	$24,730,595	$4,900,530	$3,335,050	$68,772,275
Mandatorily redeemable capital stock [1]	82,076	38,724	2,123	4,959	127,882
Premises (lease obligations) [2]	3,060	6,120	5,635	7,011	21,826

Total contractual obligations	35,891,236	24,775,439	4,908,288	3,347,020	68,921,983

Other commitments
Standby letters of credit	863,242	4,937	15,255	7,778	891,212
Consolidated obligation-bonds/ discount notes traded not settled	2,302,700	—	—	—	2,302,700
Investment securities traded not settled	25,000	—	—	—	25,000
Open delivery commitments (MPF)	11,843	—	—	—	11,843

Total other commitments	3,202,785	4,937	15,255	7,778	3,230,755

Total obligations and commitments	$39,094,021	$24,780,376	$4,923,543	$3,354,798	$72,152,738

[1]	Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures. Callable bonds contain exercise date or a series of exercise dates that may result in a shorter redemption period.

[2]	Immaterial amount of commitments for equipment leases not included.
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
Debt Transfers
During the current year and prior year three quarters, there was no transfer of consolidated obligation bonds to other FHLBanks. Generally, when debt is transferred, it is exchanged for a cash price that represents the fair market value of the debt. Additionally, no debt was transferred to the FHLBNY from another FHLBank for the first three quarters of 2009 and 2008.
At trade date, the transferring bank notifies the Office of Finance of a change in primary obligor for the transferred debt.
Advances sold or transferred
No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in the current year or prior year three quarters ended September 30.
Loans to other Federal Home Loan Banks
In the current year third quarter, the FHLBNY extended an overnight loan of $400.0 million to another FHLBank for one day. No loans were made to another FHLBank in the current year prior two quarters. In the prior year, the Bank made four overnight loans for a total of $661.0 million. Generally, loans made to other FHLBanks are uncollateralized.
Borrowings from other Federal Home Loan Banks
In the current year three quarters, the FHLBNY had not borrowed funds from another FHLBank that were material. In the prior year three quarters, the FHLBNY had borrowed eight overnight loans for a total of $1.3 billion. The FHLBNY borrows from other FHLBanks, generally for a period of one day and are not collateralized.

The following tables summarize outstanding balances with related parties at September 30, 2009 and December 31, 2008, and transactions for the three and nine months ended September 30, 2009 and 2008 (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital

	September 30, 2009		December 31, 2008
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$1,189,158	$—	$18,899
Interest-bearing deposits	—	—	—	12,169,096
Federal funds sold	—	3,900,000	—	—
Available-for-sale securities	—	2,362,592	—	2,861,869
Held-to-maturity securities
Long-term securities	—	10,478,027	—	10,130,543
Certificates of deposit	—	2,000,000	—	1,203,000
Advances	95,944,732	—	109,152,876	—
Mortgage loans [1]	—	1,336,228	—	1,457,885
Accrued interest receivable	308,036	46,898	433,755	59,101
Premises, software, and equipment	—	14,596	—	13,793
Derivative assets [2]	—	9,092	—	20,236
Other assets [3]	237	14,720	153	18,685

Total assets	$96,253,005	$21,351,311	$109,586,784	$27,953,107

Liabilities and capital
Deposits	$2,275,971	$—	$1,451,978	$—
Consolidated obligations	—	108,056,080	—	128,586,611
Mandatorily redeemable capital stock	127,882	—	143,121	—
Accrued interest payable	42	337,179	814	425,330
Affordable Housing Program [4]	144,822	—	122,449	—
Payable to REFCORP	—	38,692	—	4,780
Derivative liabilities [2]	—	871,744	—	861,660
Other liabilities [5]	27,125	63,990	31,003	44,750

Total liabilities	$2,575,842	$109,367,685	$1,749,365	$129,923,131

Capital	5,660,789	—	5,867,395	—

Total liabilities and capital	$8,236,631	$109,367,685	$7,616,760	$129,923,131

[1]	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

[2]	Derivative assets and liabilities include insignificant fair values due to intermediation activities on behalf of members.

[3]	Includes insignificant amounts of miscellaneous assets that are considered related party.

[4]	Represents funds not yet disbursed to eligible programs.

[5]	Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party: Income and Expense transactions

	Three months ended
	September 30, 2009		September 30, 2008
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$240,573	$—	$678,896	$—
Interest-bearing deposits [1]	—	1,014	—	3,240
Federal funds sold	—	1,864	—	21,316
Available-for-sale securities	—	6,590	—	24,441
Held-to-maturity securities
Long-term securities	—	111,232	—	138,412
Certificates of deposit	—	851	—	51,287
Mortgage loans [2]	—	17,405	—	19,316
Loans to other FHLBanks and other	1	—	30	—

Total interest income	$240,574	$138,956	$678,926	$258,012

Interest expense
Consolidated obligations	$—	$223,355	$—	$769,703
Deposits	516	—	7,370	—
Mandatorily redeemable capital stock	1,807	—	1,950	—
Cash collateral held and other borrowings	—	—	2	240

Total interest expense	$2,323	$223,355	$9,322	$769,943

Service fees	$1,101	$—	$934	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

	Nine months ended
	September 30, 2009		September 30, 2008
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$1,094,089	$—	$2,211,823	$—
Interest-bearing deposits [1]	—	19,054	—	17,086
Federal funds sold	—	1,933	—	69,921
Available-for-sale securities	—	22,881	—	57,016
Held-to-maturity securities
Long-term securities	—	355,916	—	396,660
Certificates of deposit	—	1,392	—	212,525
Mortgage loans [2]	—	54,679	—	58,348
Loans to other FHLBanks and other	1	—	33	—

Total interest income	$1,094,090	$455,855	$2,211,856	$811,556

Interest expense
Consolidated obligations	$—	$956,923	$—	$2,511,381
Deposits	2,002	—	33,235	—
Mandatorily redeemable capital stock	5,478	—	8,884	—
Cash collateral held and other borrowings	—	49	162	820

Total interest expense	$7,480	$956,972	$42,281	$2,512,201

Service fees	$3,181	$—	$2,422	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

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

The top five advance holders at September 30, 2009, December 31, 2008 and September 30, 2008, and associated interest income are summarized as follows (dollars in thousands):

	September 30, 2009
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Nine months

Hudson City Savings Bank [1]	Paramus	NJ	$17,325,000	18.9%	$178,896	$532,100
Metropolitan Life Insurance Company	New York	NY	14,280,000	15.6	84,277	279,360
New York Community Bank [1]	Westbury	NY	8,148,476	8.9	78,413	233,129
Manufacturers and Traders Trust Company	Buffalo	NY	5,493,756	6.0	19,133	83,856
The Prudential Life Insurance Company of America	Newark	NJ	3,500,000	3.8	22,448	71,473

Total			$48,747,232	53.2%	$383,167	$1,199,918

[1]	Officer of member bank also serves on the Board of Directors of the FHLBNY.

	December 31, 2008
				Percentage of
			Par	Total Par Value	Interest
	City	State	Advances	of Advances	Income

Hudson City Savings Bank [1]	Paramus	NJ	$17,525,000	17.0%	$671,146
Metropolitan Life Insurance Company	New York	NY	15,105,000	14.6	260,420
Manufacturers and Traders Trust Company	Buffalo	NY	7,999,689	7.7	257,649
New York Community Bank	Westbury	NY	7,796,517	7.5	337,019
Astoria Federal Savings and Loan Assn.	Long Island City	NY	3,738,000	3.6	151,066

Total			$52,164,206	50.4%	$1,677,300

[1]	As of December 31, 2008 Officer of member bank also served on the Board of Directors of the FHLBNY.

	September 30, 2008
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Nine months

Hudson City Savings Bank [1]	Paramus	NJ	$16,775,000	16.5%	$174,289	$494,241
Metropolitan Life Insurance Company	New York	NY	10,230,000	10.1	52,746	151,855
New York Community Bank	Westbury	NY	8,513,619	8.4	80,807	257,201
Manufacturers and Traders Trust Company	Buffalo	NY	8,204,802	8.1	63,175	192,037
Merrill Lynch Bank & Trust Co., FSB	New York	NY	6,200,000	6.1	14,891	32,494

Total			$49,923,421	49.2%	$385,908	$1,127,828

[1]	As of September 30, 2008 Officer of member bank also served on the Board of Directors of the FHLBNY.

The following table summarizes capital stock held by members who were beneficial owners of more than 5% of the FHLBNY’s outstanding capital stock as of September 30, 2009 and December 31, 2008 (shares in thousands):

		Number	Percent
	September 30, 2009	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock
Hudson City Savings Bank [1]	West 80 Century Road Paramus, NJ 07652	8,770	16.64%
Metropolitan Life Insurance Company	200 Park Ave New York, NY 10166	7,689	14.59
New York Community Bank [1]	615 Merrick Ave Westbury, NY 11590	4,140	7.85
Manufacturers and Traders Trust Company	One M&T Plaza Buffalo, NY 14203	3,174	6.02

		23,773	45.10%

[1]	Officer of member bank also serves on the Board of Directors of the FHLBNY.

		Number	Percent
	December 31, 2008	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock
Hudson City Savings Bank*	West 80 Century Road, Paramus, NJ 07652	8,656	15.11%
Metropolitan Life Insurance Company	200 Park Ave., New York, NY 10166	8,302	14.49
Manufacturers and Traders Trust Company	One M & T Plaza, Buffalo, NY 14203	4,327	7.55
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	3,928	6.86

		25,213	44.01%

*	As of December 31, 2008, officer of member bank served as a member of the Board of Directors of the FHLBNY.

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

The FHLBNY has evaluated subsequent events through November 13, 2009, which is the date its interim financial statements were issued.

Monoline support - Of the 15 securities determined to have OTTI, 11 are insured by Ambac Assurance Corp, and two are insured by MBIA Insurance Corp. The Bank analyzed the bond insurers as going-concerns as well as their financial strength to assess their ability to perform under their contractual obligations for the securities owned by the FHLBNY. All bond insurers are currently performing under the terms of their contractual agreements with respect to the FHLBNY’s insured bonds. However, estimation of an insurer’s financial strength over a long time horizon requires significant judgment and assumptions. The estimation process includes predicting when the insurers may no longer have the ability to perform under their contractual agreements and then comparing the timing and amounts of cash flow shortfalls of securities that are credit impaired to when insurer protection may not be available.

The Bank’s “Bond insurer analysis” is outlined under Significant Accounting Policies and Estimates in Note 1, and in Note 4 Held-to-maturity securities, and the analysis concluded at September 30, 2009 that the projected time horizon for Ambac Assurance Corp to provide full insurance protection with respect to 11 insured bonds was 83 months, or through July 31, 2016. For two bonds insured by MBIA Insurance Corp., full protection was projected to be provided for 31 months, or through March 31, 2012. The Bank refers to these dates as the “guarantee ignore dates”, implying that security cash flow shortfalls after that date would not receive any credit protection from the two bond insurers.

On November 9, 2009, Ambac Financial Group Inc., the parent company of Ambac Assurance Corp., and MBIA Inc., the parent company of MBIA Insurance Corp., issued interim financial statements for the quarter ended September 30, 2009. The FHLBNY’s review of the interim financial statements noted the worsening operating conditions of the parent companies. The Bank’s monoline analysis and methodology relies on the claims paying ability of Ambac Assurance Corp and MBIA Insurance Corp to project the “guarantee ignore dates” described above, and based on publicly available financial information, the Bank’s monoline analysis did not indicate that any significant changes to the “guarantee ignore dates” were warranted.

As a result of the issuance of the interim financial statements of MBIA Inc., and Ambac Financial Group Inc., there have been a series of articles in the financial news media about the worsening financial condition of the two bond insurers. An article purported that Ambac Financial Group Inc., was likely to file for bankruptcy protection. State insurance regulators indicated that the insurance subsidiary (Ambac Assurance Corp.) was not subject to federal bankruptcy proceedings and that state law would govern. The FHLBNY prepared an analysis of its exposure on the basis of a scenario in which one or both bond insurers would cease to cover any cash flow shortfalls on the FHLBNY’s insured MBS. The analysis indicated that under this scenario, the FHLBNY would have recognized additional credit losses of approximately $7.0 million on a pre-assessment basis as of September 30, 2009.

Termination of nonqualified supplemental pension plans — Three nonqualified supplemental pension plans were terminated effective November 10, 2009, and will have no effect on the Bank’s financial results, financial position or cash flows for all reported periods.

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
Third Quarter 2009 Highlights
The FHLBNY reported current year third quarter Net income of $140.2 million, or $2.70 per share, compared with $39.8 million, or $0.79 per share for the prior year third quarter.
Net income for the current year third quarter benefited from $59.6 million fair value gains principally from favorable fair value changes of interest rate swaps and interest rate caps designated in economic hedges of certain GSE floating-rate MBS. Fair value gains of interest rate swaps were primarily from swaps that had matured or were nearing maturity. When interest rate swaps are held to their contractual maturity (or put/call dates), nearly all of the cumulative net fair value gains and losses that are unrealized will generally reverse over time, and fair value changes will sum to zero. Favorable fair value changes of purchased caps also designated as an economic hedge of the balance sheet were also a significant component of the recorded gains in the current year third quarter. Long-term rates have been rising and in this interest rate environment, purchased caps will show favorable fair value gains. Such gains are unrealized and will also reverse if the caps are held to their contractual maturities.
Net interest income in the current year third quarter was $153.3 million, slightly lower than $157.7 million in the prior year period. Net interest income is the primary contributor to Net Income for the FHLBNY. Favorable increases from higher intermediation volume of interest-bearing assets, principally advance volume, was offset by the impact of unfavorable rate related changes in the current year third quarter compared to prior year period. The Bank earned considerably lower interest income from investing its members’ capital to fund interest-earning assets in the low interest rate environment in the current year third quarter. The cost of debt, relative to yields from invested assets, continued to decline, and the interest margin in the current year third quarter widened from the prior year period and partly offset the unfavorable impact of rate related changes, although margins appear to be gradually narrowing. The Bank funded a significant percentage of its balance sheet assets utilizing a mix of discount notes and short-term debt at advantageous spreads, although the Bank has reduced its reliance on discount notes in the current year quarter because of tightening spreads making discount notes less advantageous. Discount notes have maturities ranging from overnight to 365 days.

FHLBanks’ issuances of long-term debt continued to be impacted by the general dislocation in the capital markets, and factors outside the control of the FHLBanks have generally made it uneconomical for the FHLBanks to issue longer-term debt. Yields demanded by investors for longer-term FHLBank debt and spreads between 3-month LIBOR and FHLBank long-term debt yield have remained at levels that make it expensive for the FHLBNY to issue term debt and offer longer-term advances to members even if there was sufficient investor demand for such debt. That scenario appears to be gradually changing at least with respect to funding costs for 5-year and shorter maturity debt.
An other-than-temporary impairment (“OTTI”) of $3.7 million was recorded as a charge to earnings recorded in Other income (loss) in the current year third quarter. In the first two quarters, the Bank had also recorded a charge of $10.6 million. In the third quarter, management determined that three held-to-maturity private-label MBS had become credit impaired, and the Bank recognized a credit impairment of $1.5 million. The Bank’s impairment assessment of certain MBS that were previously determined to be OTTI also resulted in the recognition of $2.2 million in additional credit impairment charges, for a total charge of $3.7 million recorded through earnings in the current year. The charges represented the credit loss component of OTTI. The non-credit component of OTTI associated with the impairment in the third quarter was $26.5 million and was recorded as a loss in Accumulated other comprehensive income (loss). Although thirteen of the fifteen securities that have been impaired through the current year third quarter are insured by bond insurers, Ambac and MBIA, the Bank’s analysis of the two bond insurers concluded that future credit losses due to projected collateral shortfalls of the impaired securities would not be fully supported by the two bond insurers. See Significant Accounting Policies and Estimates in Note 1 and Note 4 Held-to-maturity securities for more information about impairment methodology and bond insurer analysis.
Operating Expenses were $17.8 million for the current year third quarter, up by 7.6%, or $1.3 million, from the prior year third quarter. The Bank’s contribution towards the operating expenses of the Office of Finance and the Finance Agency was $1.8 million in the current year third quarter, up by 35.9% from $1.4 million for the prior year period.
REFCORP assessments were $35.1 million in current year third quarter, up by $25.1 million from the prior year third quarter. AHP assessments were $15.8 million, up by $11.1 million from the prior year period. Assessments are calculated on Net income before assessments and the increases were due to higher Net income in current year third quarter compared to prior year period.
Cash dividends of $1.40 per share of capital stock (5.6% annualized return on capital stock) was paid in the current year third quarter, compared to cash dividend of $1.62 per share of capital stock (6.50% annualized return on capital stock) paid in the prior year period.
Advances borrowed by members stood at $95.9 billion at September 30, 2009, a decline of $13.2 billion from the outstanding balance at December 31, 2008. Compared to balances at December 31, 2008, short-term fixed-rate advances, adjustable-rate advances, and overnight borrowings declined at September 30, 2009.

Shareholders’ equity, the sum of Capital stock, Retained earnings, and Accumulated other comprehensive income (loss) was $5.7 billion at September 30, 2009, a decline of $206.6 million from December 31, 2008, primarily as a result of decline in members’ Capital stock. Capital stock at September 30, 2009 was $5.1 billion, a decline of $443.6 million as compared to December 31, 2008. The decrease in Capital stock was consistent with decrease in advances borrowed by members since members are required to purchase stock as a prerequisite to membership and to hold FHLBNY stock as a percentage of advances borrowed from the FHLBNY. The Bank’s current practice is to redeem stock in excess of the amount necessary to support advance activity on a daily basis. As a result, the amount of capital stock outstanding varies in line with members’ outstanding advance borrowings. Retained earning were $666.2 million, up by $283.4 million from December 31, 2008. Dividends paid out of retained earnings amounted to $191.4 million in the current year three quarters, compared to $250.1 million in the prior year periods.
Accumulated other comprehensive income (loss), also a component of shareholders’ equity was a loss of $147.6 million at September 30, 2009 compared to a loss of $101.2 million at December 31, 2008, and comprised of net unrealized losses from cash flow hedging activities, additional liabilities on employee pension plans, net unrealized fair value losses on available-for-sale securities, and non-credit component of OTTI on held-to-maturity securities.
Year-to-date 2009 Highlights
The FHLBNY reported year-to-date Net income of $474.8 million, or $8.93 per share, compared with $214.0 million, or $4.55 per share for the prior year period.
Net interest income was $583.5 million for the current year period, up $114.8 million to $468.7 million from the prior year period. The primary drivers were (1) an increase in transaction volume in the current year period, and (2) a decline in debt costs relative to earnings from advances to members and investments. Increased use of short-term debt and discount notes, which continued to be issued to investors at advantageous spreads, resulted in improved net interest margin. The favorable gains were partly offset by lower earnings from the deployment of member capital to fund interest earning-assets because of the lower interest rate environment in the current year period.
Net realized and unrealized gain (loss) from derivatives and hedging activities was a gain of $124.6 million in the current period. In contrast, the Bank recorded a loss of $65.2 million from derivatives and hedging activities for the prior year period.
The Bank’s analysis of its investments determined that fifteen held-to-maturity private-label MBS were credit impaired and to be OTTI, and $14.3 million was recorded as a charge to Other income (loss) in the current year period. Although thirteen securities are insured by Ambac and MBIA, the Bank’s analysis of the two bond insurers concluded that future credit losses due to projected collateral shortfalls of the impaired securities would not be fully supported by the two bond insurers. The non-credit component of OTTI recorded in Accumulated other comprehensive income through the third quarter was $103.9 million.

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
A credit OTTI charge of $3.7 million was recorded for the FHLBNY’s MBS portfolios in the third quarters of 2009, which increased the cumulative credit impairment losses recognized to $14.3 million through the current year third quarter. Impairment was recorded despite the fact that many of the credit impaired bonds are insured by bond insurers, Ambac and MBIA, because it was deemed unlikely that MBIA and Ambac would be able to perform under their contractual obligations to support all projected future cash flow shortfalls. Without recovery in the near term such that liquidity returns to the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the presumption of the ability of monoline insurers to support the insured securities that are considered to be dependent on insurance is negatively impacted by their future financial performance, additional other-than-temporary impairment may occur in future periods. Recognition of additional credit impairment would negatively impact the FHLBNY’s Net income.
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

In the FHLBNY’s membership district, the housing markets in New York and New Jersey appear to have fared relatively better than the housing market in general so far; some forecasts are predicting that the New York and New Jersey housing markets may yet experience further downturn. The Puerto Rico economy has been in recession for several years and forecasts are that it will continue.
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
A significant amount of FHLBank bonds have matured through the third quarter of 2009 and refunding needs have been significant for medium and long-term bonds. If the bond market cannot support future issuances of medium and long-term bonds, it will put greater pressure on the FHLBank bonds and investors may demand higher yields. Alternatively, the FHLBanks may resort to the issuance of discount notes, which have maturities of up to a year only, to fill any refunding gap. Discount notes may themselves face increased challenges as competition increases from Treasury bills as the Treasury funds multiple programs implemented for the current crises. The impact of the recession may reduce member demand for liquidity and may reduce the pressure on the FHLBanks to refinance maturing bonds in 2009.

Selected financial data are presented below (Unaudited)

Statements of Condition	September 30,	December 31,
(dollars in millions)	2009	2008	2007	2006	2005	2004

Investments (1)	$18,741	$14,195	$25,034	$20,503	$20,945	$17,271
Interest bearing balance at FRB **	—	12,169	—	—	—	—
Advances	95,945	109,153	82,090	59,012	61,902	68,507
Mortgage loans	1,336	1,458	1,492	1,483	1,467	1,178
Total assets	117,604	137,540	109,245	81,579	84,761	87,347
Deposits and borrowings	2,276	1,452	1,606	2,266	2,650	2,297
Consolidated obligations	108,056	128,587	101,117	74,234	77,279	80,157
Mandatorily redeemable capital stock	128	143	239	110	18	127
AHP liability	145	122	119	102	91	82
REFCORP liability	39	5	24	17	14	10
Capital stock	5,142	5,586	4,368	3,546	3,590	3,655
Retained earnings	666	383	418	369	291	223
Equity to asset ratio (2)	4.81%	4.27%	4.35%	4.79%	4.58%	4.44%

	Three months ended		Nine months ended
Statements of Condition	September 30,		September 30,		Years ended December 31,
Averages (dollars in millions)	2009	2008	2009	2008	2008	2007	2006	2005	2004

Investments (1)	$19,764	$24,592	$5,053	$3,429	$2,253	$22,155	$19,431	$19,347	$16,292
Interest bearing balance at FRB **	—	—	8,062	—	1,322	—	—	—	—
Advances	96,704	93,246	100,574	88,040	92,617	65,454	64,658	63,446	65,289
Mortgage loans	1,357	1,454	1,403	1,466	1,465	1,502	1,471	1,360	928
Total assets	120,754	120,599	128,215	114,537	119,710	89,961	86,319	85,254	84,344
Interest-bearing deposits and other borrowings	2,083	1,653	2,006	1,998	2,003	2,202	1,709	2,100	1,971
Consolidated obligations	109,125	111,452	116,171	104,937	109,691	82,233	79,314	77,629	76,105
Mandatorily redeemable capital stock	128	154	135	174	166	146	51	56	238
AHP liability	139	123	132	122	122	108	95	84	83
REFCORP liability	23	8	23	10	6	10	9	7	4
Capital stock	5,195	5,046	5,315	4,701	4,923	3,771	3,737	3,604	3,554
Retained earnings	611	388	522	391	381	362	314	251	159

Operating Results and other data	Three months ended		Nine months ended
(dollars in millions)	September 30,		September 30,		Years ended December 31,
(except earnings and dividends per share)	2009	2008	2009	2008	2008	2007	2006	2005	2004

Net interest income (3)	$154	$158	$585	$469	$694	$499	$470	$395	$268
Net income	140	40	475	214	259	323	285	230	161
Dividends paid in cash (6)	74	76	191	250	294	273	208	162	66
AHP expense	16	5	53	25	30	37	32	26	19
REFCORP expense	35	10	119	53	65	81	71	58	40
Return on average equity* (4)	9.79%	2.95%	11.06%	5.68%	4.95%	7.85%	7.04%	5.97%	4.34%
Return on average assets*	0.46%	0.13%	0.50%	0.25%	0.22%	0.36%	0.33%	0.27%	0.19%
Operating expenses	$18	$17	$54	$49	$66	$67	$63	$59	$51
Operating expenses ratio* (5)	0.06%	0.05%	0.06%	0.06%	0.06%	0.07%	0.07%	0.07%	0.06%
Earnings per share	$2.70	$0.79	$8.93	$4.55	$5.26	$8.57	$7.63	$6.36	$4.55
Dividend per share	$1.40	$1.62	$3.54	$5.67	$6.55	$7.51	$5.59	$4.50	$1.83
Headcount (Full/part time)	259	251	259	251	251	246	232	221	210

(1)	Investments include held-to-maturity securities, available for-sale securities, Federal funds, and loans to other FHLBanks.

(2)	Equity to asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.

(3)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(4)	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average accumulated other comprehensive income (loss).

(5)	Operating expenses as a percentage of total average assets.

(6)	Excludes dividends paid to non members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.

*	Annualized.

**	FRB program commenced in October 2008. On July 1, 2009, the Bank was no longer eligible to collect interest on excess balances. The average balance is annualized YTD.

Results of Operations
The following section provides a comparative discussion of the FHLBNY’s results of operations for the current year and prior year third quarter and year-to-date periods. For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 to this Form 10-Q and in the Bank’s most recent Form 10-K filed on March 27, 2009.
The FHLBNY manages its operations as a single business segment. Advances to members are the primary focus of the FHLBNY’s operations, and is the principal factor that impacts its operating results. Interest income from advances is the principal source of revenue. The primary expenses are interest paid on consolidated obligations debt, operating expenses, principally administrative and overhead expenses, and “Assessments” on Net income. The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax. It is required to make payments to REFCORP and set aside funds from its income towards an Affordable Housing Program (“AHP”), together referred to as “Assessments”. Other significant factors affecting the Bank’s Net income include the volume and timing of investments in mortgage-backed securities, realized and unrealized gains and losses from derivatives and hedging activities, losses from the recognition of credit impairment on investments, and earnings from shareholders’ capital.
Net income
The FHLBNY reported current year third quarter Net income of $140.2 million, or $2.70 per share, compared with Net income of $39.8 million, or $0.79 per share in the prior year period. Current year-to-date Net income was $474.8 million, or $8.93 per share, compared with prior year period Net income of $214.0 million, or $4.55 per share.
Net interest income in the current year third quarter was $153.3 million, slightly lower than $157.7 million in the prior year period. Net interest income is the primary contributor to Net Income for the FHLBNY. Favorable increases from higher intermediation volume of interest-bearing assets, principally advance volume, was offset by the impact of unfavorable rate related changes in the current year third quarter compared to prior year period. The Bank earned lower interest income from investing its members’ capital to fund interest-earning assets in the lower interest rate environment in the current year third quarter. The cost of debt, relative to yields from invested assets, continued to decline, and interest margin in the current year third quarter widened from the prior year period and partly offset the impact of rate related unfavorable changes, although margins appear to be gradually narrowing. The Bank funded a significant percentage of its balance sheet assets utilizing a mix of discount notes and short-term debt at advantageous spreads. Discount notes have maturities ranging from overnight to 365 days. In the current year third quarter, the Bank has reduced its reliance on discount notes, relative to prior periods because of tightening spreads making discount notes less advantageous.
Net interest income was $583.5 million for the current year-to-date period, up by $114.8 million from the prior year period. The primary driver was the decline in debt costs relative to earnings from advances to members and investments as the Bank issued greater amounts of discount notes during most of the first two quarters of the current year at advantageous spreads to finance a significant percentage of its balance sheet assets.

The credit portion of OTTI of $3.7 million was recorded as a charge to current year third quarter earnings, and represented the credit loss component of OTTI on (1) Three private-label held-to-maturity MBS, two insured by Ambac, and one uninsured security deemed to be credit impaired in the current year third quarter, and (2) Seven private-label held-to-maturity securities insured by Ambac and MBIA that had been previously deemed to be OTTI.
All ten securities, including the insured securities, were determined to be credit impaired, as it was deemed unlikely that the two bond insurers would be able to perform under their contractual obligation to support projected shortfall in expected cash flows to be collected. On a year-to-date basis, the Bank has recorded $14.3 million in credit impairment charges through earnings.
Reported Net realized and unrealized loss from derivative and hedging activities (“hedging activities” or “derivative and hedging activities”) was a gain of $59.6 million in the current year third quarter in contrast to a loss of $25.5 million in the prior year period. On a year-to-date basis, the Bank recorded a gain of $124.6 million compared to a loss of $65.2 million in the prior year period. In order to manage the FHLBNY’s interest rate risk profile, management of the FHLBNY routinely uses derivatives to manage the interest rate risk inherent in the Bank’s assets and liabilities. The hedging gains were primarily due to (1) Favorable fair value changes of interest rate swaps and options designated as economic hedges of debt issued by the FHLBNY, and (2) Reversal of unfavorable fair value changes recorded in the prior year periods. When derivative instruments are held to their contractual maturity (or put/call dates), nearly all of the cumulative net fair value gains and losses that are unrealized will generally reverse over time.
Operating expenses were $17.8 million for the current year third quarter, up by $1.3 million from the prior year period. On a year-to-date basis, Operating expenses were $54.0 million, up from $49.5 million in the prior year period. REFCORP assessments were $35.1 million in current year third quarter, up by $25.1 million from the prior year period. AHP assessments were $15.8 million, up by $11.1 million from the prior year period. On a year-to-date basis, the combined REFCORP and AHP assessments were $172.1 million in the current year period, up from $78.3 million in the prior year period. Assessments are calculated on Net income before assessments and the increases were due to higher Net income in current year periods compared to prior year periods.
The annualized return on average equity (“ROE”), which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income, in the current year third quarter was 9.8% compared with 3.0% for the prior year period. On a year-to-date basis, ROE was 11.1% for the current year period, compared to 5.7% for the prior year period.

Interest Income
Interest income from advances and investments in mortgage-backed securities are the principal source of income for the FHLBNY. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year from the prior year.
The principal components of interest income are summarized below (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2009	2008	Variance	2009	2008	Variance
Interest Income
Advances	$240,573	$678,896	(64.56)%	$1,094,089	$2,211,823	(50.53)%
Interest-bearing deposits	1,014	3,240	(68.70)	19,054	17,086	11.52
Federal funds sold	1,864	21,316	(91.26)	1,933	69,921	(97.24)
Available-for-sale securities	6,590	24,441	(73.04)	22,881	57,016	(59.87)
Held-to-maturity securities
Long-term securities	111,232	138,412	(19.64)	355,916	396,660	(10.27)
Certificates of deposit	851	51,287	(98.34)	1,392	212,525	(99.35)
Mortgage loans held-for-portfolio	17,405	19,316	(9.89)	54,679	58,348	(6.29)
Loans to other FHLBanks and other	1	30	(96.67)	1	33	(96.97)

Total interest income	$379,530	$936,938	(59.49)%	$1,549,945	$3,023,412	(48.74)%

Impact of hedging advances — Cash flows from interest rate swaps are a critical component of interest income earned from advances. The FHLBNY executes interest rate swaps to modify the effective interest rate terms of many of its fixed-rate advance products and typically all of its convertible or putable advances. In these swaps, the FHLBNY effectively converts a fixed-rate stream of cash flows from its fixed-rate advances to a floating-rate stream of cash flows, typically indexed to LIBOR. In the current year and prior year periods, cash flow patterns from derivatives were in line with the Bank’s interest rate risk management practices and effectively converted fixed-rate cash flows of hedged advances to LIBOR indexed cash flows. Derivative strategies are used to manage the interest rate risk inherent in fixed-rate advances and are designed to protect future interest income.
The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$743,687	$850,236	$2,345,699	$2,551,947
Net interest adjustment from interest rate swaps [1]	(503,114)	(171,340)	(1,251,610)	(340,124)

Total Advance interest income reported	$240,573	$678,896	$1,094,089	$2,211,823

[1]	Interest portion only
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
Interest Expense
The FHLBNY’s primary source of funding is through the issuance of consolidated obligation bonds and discount notes in the global debt markets. Consolidated obligation bonds may be short, medium- and long-term, while discount notes are short-term instruments. To fund its assets, the FHLBNY considers its interest rate risk and liquidity requirements in conjunction with consolidated obligation buyers’ preferences and capital market conditions when determining the characteristics of debt to be issued. Typically, the Bank has used fixed-rate callable and non-callable bonds to fund mortgage-related assets and advances. Discount notes are generally issued to fund advances and investments with shorter-interest rate reset characteristics.
The principal categories of Interest Expense are summarized below (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2009	2008	Variance	2009	2008	Variance
Interest Expense
Consolidated obligations-bonds	$191,708	$628,394	(69.49)%	$783,695	$1,952,228	(59.86)%
Consolidated obligations-discount notes	31,647	141,309	(77.60)	173,228	559,153	(69.02)
Deposits	516	7,370	(93.00)	2,002	33,235	(93.98)
Mandatorily redeemable capital stock	1,807	1,950	(7.33)	5,478	8,884	(38.34)
Cash collateral held and other borrowings	—	242	(100.00)	49	982	(95.01)

Total interest expense	$225,678	$779,265	(71.04)%	$964,452	$2,554,482	(62.24)%

Interest expense is principally the coupon payments to investors holding the Bank’s consolidated obligation debt. Recorded interest expense in the Statements of Income is adjusted for the cash flows associated with interest rate swaps in which the Bank generally pays variable-rate LIBOR-indexed cash flows to derivative counterparties and, in exchange, the Bank receives fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the debt. The Bank generally hedges its long-term fixed-rate bonds and almost all fixed-rate callable bonds in hedges that qualify for hedge accounting. In the current year and prior year periods, the Bank economically hedged certain floating-rate bonds that were not indexed to 3-month LIBOR. The Bank also economically hedged certain short-term fixed-rate debt and discount notes because it believed that the hedges would not be highly effective in offsetting changes in the fair values of the debt and the swap.

Impact of hedging debt — Cash flows from interest rate swaps are an important component of interest expense on debt. The FHLBNY issues both fixed-rate callable and non-callable debt. Typically, the Bank issues callable debt with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of its fixed-rate callable debt. A substantial percentage of non-callable fixed-rate debt is also swapped to “plain vanilla” LIBOR-indexed cash flows.
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
The table below summarizes interest expense paid on consolidated obligation bonds and the impact of interest rate swaps (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$343,175	$747,014	$1,167,845	$2,240,456
Discount notes-Interest expense before adjustment for swaps	31,647	141,309	173,702	559,153
Net interest adjustment for interest rate swaps [1]	(151,467)	(118,620)	(384,624)	(288,228)

Total Consolidated bonds and discount notes-interest expense reported	$223,355	$769,703	$956,923	$2,511,381

[1]	Interest portion only
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
Under GAAP, net interest adjustments from derivatives (as reported in the table above) may be offset against the hedged financial instrument (e.g. consolidated obligation bonds and discount notes) only if the derivative is in a hedge qualifying relationship. If the hedge does not qualify, the Bank designates the hedge as an economic hedge, the net interest adjustments from derivatives are not recorded with the hedged debt. Instead, the net interest adjustments from swaps are recorded in Other income (loss) as a Net realized and unrealized gains and losses from derivatives and hedging activities. Thus, the accounting designation of a hedge may have a significant impact on reported Interest expense from consolidated obligation bonds and discount notes.

In the current year third quarter and year-to-date periods, significant amounts of bonds and discount notes were hedged on an economic basis primarily because of the uncertainty whether the hedges would be highly effective in offsetting changes in fair values of the debt and the derivatives. Generally, all floating-rate bonds indexed to the Federal Funds Effective rate, the Prime Rate, and the 1-month LIBOR rates were hedged on an economic basis. Certain longer-term discount notes (which have maturities up to one year) were also hedged on an economic basis, as were certain short-term fixed-rate bonds, all for the reason that the Bank was not certain that the hedges would be highly effective. The net interest adjustments were a favorable cash flows of $19.1 million, associated with all economic swaps. On a GAAP basis, the favorable adjustments were not recorded to reduce Interest expense and were instead recorded as gain from hedging activities in Other income as a Net realized and unrealized gains and losses from derivatives and hedging activities. The impact on Net Income was zero. In the prior year period, the net interest adjustments were unfavorable and the impact to Interest expense and hedging activities was in reverse. Unfavorable net interest adjustments from swaps designated as economic hedges of debt was $20.7 million that could not be recorded under GAAP to increase Interest expense, but had to recorded as a loss from hedging activities in the prior year period. Impact on Net Income was also zero.
On a year-to-date basis, the net interest from swaps designated as economic hedges were $36.9 million unfavorable adjustments for the current year and the prior year periods. Under GAAP, the unfavorable adjustments could not be recorded as an increase to Interest expense. Instead the adjustments were recorded as a loss from hedging activities. The impact on Net income would sum to zero.
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

Net interest income after provision for credit losses on mortgage loans was $153.3 million for the current year third quarter, slightly down from $157.7 million from the prior year third quarter. Net interest income is the principal source of revenue for the Bank. It represents the difference between income from interest-earning assets and interest expense paid on interest-bearing liabilities. Volume, as measured by average earning assets minus interest costing liabilities, was higher in the current year third quarter relative to prior year period and contributed $34.9 million in higher Net interest income. The favorable contribution from volume increases were offset by unfavorable rate related changes in yields from earning assets minus yields paid on liabilities, which resulted in a decline in Net interest income by $38.8 million in the current year third quarter. The Bank earned lower interest income from investing its members’ capital to fund interest-earning assets in the low interest rate environment in the current year third quarter.
On a year-to-date basis, Net interest income after provision for credit losses on mortgage loans was $583.5 million for the current year period, up 24.5% or $114.8 million from the prior year period. Volume increased, primarily from advances, and contributed $98.8 million to the increase. Rate related changes in yields from earning assets minus yields paid on interest costing liabilities was also favorable and contributed $17.7 million. Decline in debt costs relative to earnings from advances to members and investments was a factor in improved Net interest margin as the Bank, reacting to market place demand for shorter-term bonds, increased issuances of short-term debt and discount notes to fund its assets at a net favorable spread. The Bank earned lower interest income from investing its members’ capital to fund interest-earning assets in the lower interest rate environment in the current year period relative to prior year period.

The following tables summarize key changes in the components of Net interest income (dollars in thousands):

	Three months ended September 30,
			Percentage
	2009	2008	Variance
Interest Income
Advances	$240,573	$678,896	(64.56)%
Interest-bearing deposits	1,014	3,240	(68.70)
Federal funds sold	1,864	21,316	(91.26)
Available-for-sale securities	6,590	24,441	(73.04)
Held-to-maturity securities
Long-term securities	111,232	138,412	(19.64)
Certificates of deposit	851	51,287	(98.34)
Mortgage loans held-for-portfolio	17,405	19,316	(9.89)
Loans to other FHLBanks and other	1	30	(96.67)

Total interest income	379,530	936,938	(59.49)

Interest Expense
Consolidated obligations-bonds	191,708	628,394	(69.49)
Consolidated obligations-discount notes	31,647	141,309	(77.60)
Deposits	516	7,370	(93.00)
Mandatorily redeemable capital stock	1,807	1,950	(7.33)
Cash collateral held and other borrowings	—	242	(100.00)

Total interest expense	225,678	779,265	(71.04)

Net interest income before provision for credit losses	$153,852	$157,673	(2.42)%

	Nine months ended September 30,
			Percentage
	2009	2008	Variance
Interest Income
Advances	$1,094,089	$2,211,823	(50.53)%
Interest-bearing deposits	19,054	17,086	11.52
Federal funds sold	1,933	69,921	(97.24)
Available-for-sale securities	22,881	57,016	(59.87)
Held-to-maturity securities
Long-term securities	355,916	396,660	(10.27)
Certificates of deposit	1,392	212,525	(99.35)
Mortgage loans held-for-portfolio	54,679	58,348	(6.29)
Loans to other FHLBanks and other	1	33	(96.97)

Total interest income	1,549,945	3,023,412	(48.74)

Interest Expense
Consolidated obligations-bonds	783,695	1,952,228	(59.86)
Consolidated obligations-discount notes	173,228	559,153	(69.02)
Deposits	2,002	33,235	(93.98)
Mandatorily redeemable capital stock	5,478	8,884	(38.34)
Cash collateral held and other borrowings	49	982	(95.01)

Total interest expense	964,452	2,554,482	(62.24)

Net interest income before provision for credit losses	$585,493	$468,930	24.86%

The Bank deploys hedging strategies to protect future net interest income. With an interest rate swap strategy, the Bank generally attempts to convert its fixed-rate interest income and expense to 3-month LIBOR (floating-rate cash flows), and certain floating-rate debt not linked to 3-month LIBOR. The Bank is generally indifferent to net swap interest expense or income since the interest-rate exchange between the Bank and swap counterparties are designed to achieve the Bank’s Net interest rate spread objectives when considered together with the hedged assets and liabilities.
Net interest accruals of derivatives designated in a fair value or cash flow hedge qualifying under the derivatives and hedge accounting rules are recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities, and may have a significant impact on Net interest income.
Under GAAP, net interest adjustments from derivatives (as reported in the table below) may be offset against the hedged financial instrument (e.g. advances, consolidated obligation bonds and discount notes) only if the derivative is in a qualifying hedge relationship. If the hedge does not qualify and the Bank designates the hedge as an economic hedge, the net interest adjustments from the derivatives are not recorded with the hedged asset or liability. Instead, the net interest adjustments from swaps are recorded in Other income (loss) as a Net realized and unrealized gains and losses from derivatives and hedging activities. Thus, the accounting designation of a hedge may have a significant impact on reported Net interest income.
The following table summarizes Net interest adjustments from hedge qualifying interest-rate swaps to Net interest income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest Income	$882,644	$1,108,278	$2,801,555	$3,363,536
Net interest adjustment from interest rate swaps	(503,114)	(171,340)	(1,251,610)	(340,124)

Reported Interest Income	379,530	936,938	1,549,945	3,023,412

Interest Expense	377,145	897,885	1,349,076	2,842,710
Net interest adjustment from interest rate swaps	(151,467)	(118,620)	(384,624)	(288,228)

Reported Interest Expense	225,678	779,265	964,452	2,554,482

Net Interest income (Margin)	$153,852	$157,673	$585,493	$468,930

Net interest adjustment — interest rate swaps	$(351,647)	$(52,720)	$(866,986)	$(51,896)

A significant amount of swaps were designated as economic hedges of consolidated obligation debt in a hedge strategy that converted floating-rate debt indexed to 1-month LIBOR, the Prime rate, and the Federal Funds Effective rate to 3-month LIBOR cash flows. The Bank also economically hedged certain short-term fixed-rate debt and discount notes that it also believed would not be highly effective in offsetting changes in the fair values of the debt and the swap. Under GAAP, interest income or expense from such derivatives are recorded as derivative gains and losses in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities. In the current year third quarter, on an economic basis, the impact of derivatives would have been to increase Net interest income before provision for credit losses by $19.1 million, and to increase net interest spread by 7 basis points to 52 basis points. In contrast, in the prior year period, Net interest income before provision for credit losses on an economic basis would have been lower by $20.7 million, and net interest spread lower by 7 basis points to 30 basis points. On a year-to-date basis, the impact increased GAAP reported Net interest income by $36.9 in the current year and prior year periods, and had the effect of improving reported net interest spread by 5 basis points. On an economic basis, such interest accrual adjustments on swaps designated as economic hedges would not have been recorded as hedging gains and losses in Other income as a Net realized and unrealized gain (loss) from derivatives and hedging activities, and the impact on Net income would sum to zero.
The following table contrasts Net interest income, Net income spread and Return on earning assets between GAAP and economic basis1 (dollar amounts in thousands):

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$153,852	0.51%	0.45%	$157,673	0.52%	0.37%

Interest income (expense)
Swaps not designated in a hedging relationship	19,141	0.06	0.07	(20,745)	(0.07)	(0.07)

Economic net interest income	$172,993	0.57%	0.52%	$136,928	0.45%	0.30%

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$585,493	0.61%	0.53%	$468,930	0.55%	0.37%

Interest income (expense)
Swaps not designated in a hedging relationship	(36,869)	(0.03)	(0.05)	(36,915)	(0.04)	(0.05)

Economic net interest income	$548,624	0.58%	0.48%	$432,015	0.51%	0.32%

[1]	Explanation of the use of certain non-GAAP measures of Interest Income and Expense, Net Interest income and margin. The FHLBNY has presented its results of operations in accordance with U.S. generally accepted accounting principles. The FHLBNY has also presented certain information regarding its Interest Income and Expense, Net Interest income and Net Interest spread that combines interest expense on debt with net interest paid on interest rate swaps associated with debt that were hedged on an economic basis. These are non-GAAP financial measures used by management that the FHLBNY believes are useful to investors and members of the FHLBNY in understanding the Bank’s operational performance and business and performance trends. Although the FHLBNY believes these non-GAAP financial measures enhance investor and members’ understanding of the Bank’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. When discussing non-GAAP measures, the Bank has provided GAAP measures in parallel.

Earnings from member capital — The FHLBNY earns income from investing its members’ capital to fund interest-earning assets. Member capital increased in the current year third quarter and year-to-date relative to prior year periods when the surge in advances borrowed by members occurred in the fourth quarter of 2008. As a result, deployed capital, which is capital stock, retained earnings and net non-interest bearing liabilities grew and provided the FHLBNY with a significant source of income. The lower interest rate environment in the current year periods had an adverse rate related impact on earnings from member capital. An average $8.8 billion in deployed capital in the current year third quarter earned a yield of 1.25%, the annualized yield on aggregate interest-earning assets in the third quarter. In contrast, in the prior year third quarter, the Bank’s average deployed capital was $6.7 billion, significantly lower than the average in the current year, but earned a higher yield of 3.11%. Based on an assumption that deployed capital was invested to earn 1.25%, the annualized yield on aggregate earning assets in current year third quarter, and 3.11% in the prior year period, the Bank would have earned $27.6 million from deployed capital in current year third quarter, down from $51.7 million in the prior year period. Typically, the Bank earns relatively greater income in a higher interest rate environment on a given amount of average deployed capital. On a year-to-date basis, the contrast from earnings from deployed capital in the current year period compared to prior year period would have been more significant. In the current year period year-to-date, would have earned $111.5 million compared to $178.1 million in the prior year period.

Spread/Yield Analysis:
The following table summarizes the Bank’s net interest income and net interest yield and provides an attribution of changes in rates and volumes of the FHLBNY’s interest-earning assets and interest-bearing liabilities for the third quarters of 2009 and 2008:

	Three months ended
	September 30, 2009			September 30, 2008
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$96,703,710	$240,573	0.99%	$93,245,965	$678,896	2.90%
Certificates of deposit and others	4,105,978	1,866	0.18	7,759,515	54,527	2.80
Federal funds sold and other overnight funds	5,105,043	1,864	0.14	3,911,620	21,316	2.17
Investments	12,907,450	117,822	3.62	13,548,202	162,853	4.78
Mortgage and other loans	1,360,907	17,405	5.07	1,464,801	19,346	5.25

Total interest-earning assets	$120,183,088	$379,530	1.25%	$119,930,103	$936,938	3.11%

Funded By:
Consolidated obligations-bonds	$69,604,012	$191,708	1.09	$86,739,278	$628,394	2.88
Consolidated obligations-discount notes	39,520,933	31,647	0.32	24,712,661	141,309	2.27
Interest-bearing deposits and other borrowings	2,084,189	516	0.10	1,672,191	7,612	1.81
Mandatorily redeemable capital stock	127,964	1,807	5.60	153,827	1,950	5.04

Total interest-bearing liabilities	111,337,098	225,678	0.80%	113,277,957	779,265	2.74%

Capital and other non-interest- bearing funds	8,845,990	—		6,652,146	—

Total Funding	$120,183,088	$225,678		$119,930,103	$779,265

Net Interest Income/Spread		$153,852	0.45%		$157,673	0.37%

Net Interest Margin
(Net interest income/Earning Assets)			0.51%			0.52%

[1]	Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the Bank and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond. Similarly, the Bank makes fixed-rate advances to members and hedges the advance with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and rates are annualized.

The following table summarizes the Bank’s Net interest income and net interest yield and provides an attribution of changes in rates and volumes of the FHLBNY’s interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2009 and 2008:

	Nine months ended
	September 30, 2009			September 30, 2008
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$100,573,968	$1,094,089	1.45%	$88,040,082	$2,211,823	3.36%
Certificates of deposit and others	3,244,842	20,447	0.84	8,668,826	229,611	3.54
Federal funds sold and other overnight funds	9,640,541	1,933	0.03	3,475,434	69,921	2.69
Investments	12,660,109	378,797	4.00	12,191,208	453,676	4.97
Mortgage and other loans	1,404,958	54,679	5.20	1,470,088	58,381	5.30

Total interest-earning assets	$127,524,418	$1,549,945	1.62%	$113,845,638	$3,023,412	3.55%

Funded By:
Consolidated obligations-bonds	$71,387,598	$783,695	1.47	$78,654,860	$1,952,228	3.32
Consolidated obligations-discount notes	44,783,185	173,228	0.52	26,281,678	559,153	2.84
Interest-bearing deposits and other borrowings	2,040,807	2,051	0.13	2,044,758	34,217	2.24
Mandatorily redeemable capital stock	135,084	5,478	5.42	174,156	8,884	6.81

Total interest-bearing liabilities	118,346,674	964,452	1.09%	107,155,452	2,554,482	3.18%

Capital and other non-interest- bearing funds	9,177,744	—		6,690,186	—

Total Funding	$127,524,418	$964,452		$113,845,638	$2,554,482

Net Interest Income/Spread		$585,493	0.53%		$468,930	0.37%

Net Interest Margin
(Net interest income/Earning Assets)			0.61%			0.55%

Rate and Volume Analysis
The Rate and Volume Analysis presents changes in interest income, interest expense, and net interest income that are due to changes in volumes and rates. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the FHLBNY’s interest income and interest expense (in thousands):

	Three months ended
	September 30, 2009 vs. September 30, 2008
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$25,244	$(463,567)	$(438,323)
Certificates of deposit and others	(25,744)	(26,947)	(52,691)
Federal funds sold and other overnight funds	6,522	(25,974)	(19,452)
Investments	(7,724)	(37,307)	(45,031)
Mortgage loans and other loans	(1,376)	(535)	(1,911)

Total interest income	(3,078)	(554,330)	(557,408)

Interest Expense
Consolidated obligations-bonds	(124,479)	(312,207)	(436,686)
Consolidated obligations-discount notes	84,907	(194,569)	(109,662)
Deposits and borrowings	1,881	(8,977)	(7,096)
Mandatorily redeemable capital stock	(329)	186	(143)

Total interest expense	(38,020)	(515,567)	(553,587)

Changes in Net Interest Income	$34,942	$(38,763)	$(3,821)

	Nine months ended
	September 30, 2009 vs. September 30, 2008
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$314,598	$(1,432,332)	$(1,117,734)
Certificates of deposit and others	(143,533)	(65,664)	(209,197)
Federal funds sold and other overnight funds	123,919	(191,907)	(67,988)
Investments	17,433	(92,312)	(74,879)
Mortgage loans and other loans	(2,584)	(1,085)	(3,669)

Total interest income	309,833	(1,783,300)	(1,473,467)

Interest Expense
Consolidated obligations-bonds	(180,209)	(988,324)	(1,168,533)
Consolidated obligations-discount notes	393,265	(779,190)	(385,925)
Deposits and borrowings	(66)	(32,100)	(32,166)
Mandatorily redeemable capital stock	(1,991)	(1,415)	(3,406)

Total interest expense	210,999	(1,801,029)	(1,590,030)

Changes in Net Interest Income	$98,834	$17,729	$116,563

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
Net realized and unrealized gain (loss) on derivatives and hedging activities — The Bank may designate a derivative as either a hedge of the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (fair value hedge), a forecasted transaction, or the variability of future cash flows of a floating-rate asset or liability (cash flow hedge). The Bank may also designate a derivative in an economic hedge, which does not qualify for hedge accounting under the accounting standards for derivatives and hedging.
Changes in the fair value of a derivative that qualifies as a fair value hedge under the accounting standards for derivatives and hedging and the offsetting gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. To the extent changes in the fair value of the derivative is not entirely offset by changes in the fair value of the hedged asset or liability, the net impact from hedging activities is recorded as hedge ineffectiveness.
Net interest accruals of derivatives designated in a qualifying fair value or cash flow hedges under the accounting standards for derivatives and hedging are recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities. Net interest accruals of derivatives that do not qualify for hedge accounting under the accounting standards for derivatives and hedging and interest received from in-the-money options are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
The effective portion of changes in the fair value of a derivative that is designated and qualifies as a “cash flow” hedge under the accounting standards for derivatives and hedging are recorded in Accumulated other comprehensive income (loss).
For all qualifying hedge relationships under the accounting standards for derivatives and hedging, hedge ineffectiveness resulting from differences between changes in fair values or cash flows of the hedged item and changes in fair value of the derivatives are recognized in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
Net realized and unrealized gains and losses from qualifying hedging activities under the accounting standards for derivatives and hedging are typically determined by changes in the benchmark interest rate (designated as LIBOR by the FHLBNY) and the degree of ineffectiveness of hedging relationships between the change in the fair value of derivatives and the change in the fair value of the hedged assets and liabilities attributable to changes in benchmark interest rate. Typically, such gains and losses represent hedge ineffectiveness between changes in the fair value of the hedged item and changes in the fair value of the derivative.

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
Non-Interest Income
The following table summarizes non-interest income (loss) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Other income (loss):
Service fees	$1,101	$934	$3,181	$2,422
Instruments held at fair value — Unrealized gain	426	3,582	8,653	3,582

Total OTTI losses	(30,169)	—	(118,160)	—
Portion of loss recognized in other comprehensive income	26,486	—	103,884	—

Net impairment losses recognized in earnings	(3,683)	—	(14,276)	—

Net realized and unrealized gain (loss) on derivatives and hedging activities	59,639	(25,515)	124,613	(65,196)
Net realized gain from sale of available-for-sale and held-to-maturity securities	—	—	721	1,058
Provision for derivative counterparty credit losses	—	(64,523)	—	(64,523)
Other	(39)	92	59	(42)

Total other income (loss)	$57,444	$(85,430)	$122,951	$(122,699)

Net impairment losses recognized in earnings on held-to-maturity securities - Other-than-temporary impairment
An other-than-temporary impairment (“OTTI”) of $3.7 million was recorded as a charge to Other income (loss) in the current year third quarter. In the first two quarters, the Bank had also recorded a charge of $10.6 million. In the third quarter, management determined that three held-to-maturity private-label MBS had become credit impaired, and the Bank recognized a credit impairment of $1.5 million. The Bank’s impairment assessment of certain MBS that were previously determined to be OTTI also resulted in the recognition of $2.2 million in additional credit impairment charges, for a total charge of $3.7 million recorded through earnings in the current year third quarter. The charges represented the credit loss component of OTTI. The non-credit component of OTTI associated with the impairment in the third quarter was $26.5 million and was recorded as a loss in Accumulated other comprehensive income (loss). Although thirteen of the fifteen securities that have been impaired through the current year third quarter are insured by bond insurers, Ambac and MBIA, the Bank’s analysis of the two bond insurers concluded that future credit losses due to projected collateral shortfalls of the impaired securities would not be fully supported by the two bond insurers.
On a year-to-date basis, the Bank’s analysis of its investments determined that fifteen held-to-maturity private-label MBS were credit impaired and to be OTTI, and $14.3 million was recorded as a charge to Other income (loss). The non-credit component of OTTI recorded in Accumulated other comprehensive income through the third quarter was $103.9 million. The Bank did not experience any OTTI during 2008 or 2007.
The table below summarizes the sources of the credit losses recognized year-to-date September 30, 2009 (dollars in thousands):

		September 30, 2009
		Insurer MBIA		Insurer Ambac		Uninsured		OTTI		Gross OTTI Losses
Security			Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Classification	Count	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

RMBS-Prime*	1	$—	$—	$—	$—	$56,867	$54,687	$(438)	$(2,766)	$(3,204)	$—
HEL Subprime*	14	35,616	20,653	181,995	117,651	62,461	38,392	(13,838)	(101,118)	—	(114,956)

Total	15	$35,616	$20,653	$181,995	$117,651	$119,328	$93,079	$(14,276)	$(103,884)	$(3,204)	$(114,956)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.

		Q3 2009 activity
		Insurer MBIA		Insurer Ambac		Uninsured		OTTI		Gross OTTI Losses
Security			Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Classification	Count	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

RMBS-Prime*	—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
HEL Subprime*	10	13,304	7,680	121,435	79,700	62,460	38,392	(3,683)	(26,486)	—	(30,169)

Total	10	$13,304	$7,680	$121,435	$79,700	$62,460	$38,392	$(3,683)	$(26,486)	$—	$(30,169)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.
Bond insurer counterparty risks - The current weakened financial condition of Ambac Assurance Corp., (“Ambac”) and MBIA Insurance Corp (“MBIA”) creates a risk that these counterparties will fail to fulfill their claims paying obligations for certain insured private-label MBS owned by the FHLBNY. The FHLBNY has determined that the two monoline insurers are at risk with respect to their claims paying ability, and has also determined that the FHLBNY may rely on the two bond insurers to remain as viable financial guarantors until July 31, 2016 with respect to Ambac, and March 31, 2012 with respect to MBIA. The FHLBNY’s cash flow assessment has determined that absent bond insurance, certain private-label MBS will experience credit impairment in future periods, and has deemed such MBS as OTTI, and recorded credit impairment losses. If the financial condition of the two bond insurers worsens, it could result in a shortening of the length of time the securities could rely on the two bond insurers for cash flow support. This in turn would result in the recognition of additional credit impairment losses on securities already deemed OTTI.
The following table summarizes MBS insured by MBIA and Ambac, and identifies additional credit losses should the two bond insurers fail to provide any support effective September 2009. The analysis below is a point in time analysis and forecasted credit losses may be greater should the underlying collateral within the insured MBS perform worse than expected as of September 30, 2009 (in thousands):

		September 30, 2009
		Insurer MBIA			Cumulative OTTI Recorded		Additional
	No. of	Amortized	Carrying	Fair	Credit	Non-credit	Credit losses if zero
Ratings	Securities	Cost Basis	Value	Value	Loss	Loss	insurance assumed
Impaired	2	$30,242	$20,600	20,653	$(5,370)	$(10,075)	$(1,036)
Unimpaired	1	2,948	2,948	2,337	—	—	—

Total	3	$33,189	$23,548	$22,990	$(5,370)	$(10,075)	$(1,036)

		September 30, 2009
		Insurer Ambac			Cumulative OTTI Recorded		Additional
	No. of	Amortized	Carrying	Fair	Credit	Non-credit	Credit losses if zero
Ratings	Securities	Cost Basis	Value	Value	Loss	Loss	insurance assumed
Impaired	11	$174,462	$109,189	117,651	$(7,411)	$(68,040)	$(5,804)
Unimpaired	2	36,400	36,400	22,853	—	—	—

Total	13	$210,862	$145,590	$140,504	$(7,411)	$(68,040)	$(5,804)

Earnings impact of Instruments held at fair value
Under the accounting standards on the fair value option (“FVO”) for financial assets and liabilities, the FHLBNY elected to carry certain consolidated obligation bonds at fair value. The Bank records the unrealized gains and losses on these liabilities in instruments held at fair value. In general, transactions elected for the fair value option are in economic hedge relationships. The notional amounts of interest rate swaps executed and outstanding at September 30, 2009 and 2008 were $2.4 billion and $589.0 million and were executed to offset the fair value volatility of consolidated obligation bonds elected under the fair value option.
The fair value adjustments on consolidated obligation bonds carried at fair value in the current year third quarter resulted in net unrealized gain of $0.4 million recorded in earnings, compared to a gain of $3.6 million in the prior year period. On a year-to-date basis, net fair value gains of $8.7 million were recorded in the current year period compared to $3.6 million in the prior year period. Gains in the current year-to-date period primarily represented the reversal of bonds that were in net unrealized loss positions at the beginning of the current year. When bonds recorded at fair value are held to maturity, their cumulative fair value changes sum to zero at maturity. These gains were partially offset by losses on derivatives that economically hedged the debt.
Earnings impact of derivatives and hedging activities — Net realized and unrealized gain (loss) from derivatives and hedging activities.
The FHLBNY reported the following net gains (losses) from derivatives and hedging activities (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Earnings impact of derivatives and hedging activities gain (loss):
Derivatives designated as hedging instruments
Cash flow hedges-ineffectiveness	$—	$—	$—	$(9)
Fair value hedges-ineffectiveness	349	11,863	13,080	6,240
Derivatives not designated as hedging instruments
Economic hedges-fair value changes-options	18,891	(8,204)	49,557	(6,152)
Net interest income-options	(1,786)	(19)	(3,731)	99
Economic hedges-fair value changes-MPF delivery commitments	47	141	(49)	17
Fair value changes-economic hedges [1]	21,218	(26,180)	105,769	(46,108)
Net interest expense-economic hedges [1]	18,382	(20,743)	(37,708)	(36,910)
Balance sheet — Macro hedges swaps	210	19,983	2,617	19,983
Derivatives designated under fair value option
Fair value changes-interest rate swaps/Bonds	2,328	(2,356)	(4,922)	(2,356)

Net impact on derivatives and hedging activities	$59,639	$(25,515)	$124,613	$(65,196)

[1]	Includes de minimis amount of net gains on member intermediated swaps.

Key components of hedging activities recorded in the Statements of Income for the current and prior year second quarter and year-to-date recorded as a Net realized and unrealized gain (loss) from hedging activities are described below.
The recorded hedging gains for the current year quarter were primarily due to: — (1) Favorable changes in fair values of interest rate swaps designated in economic hedges of consolidated obligation bonds. (2) Favorable changes in fair values of interest rate caps designated in economic hedges of the balance sheet. In a rising rate environment, purchased caps will show favorable fair value gains. Such gains are unrealized and will also reverse if the caps are held to their contractual maturities. (3) Income recorded due to favorable cash flows associated with the interest rate exchange agreements of swaps designated as economic hedges.
Hedge ineffectiveness resulting from qualifying hedges of advances and consolidated obligation liabilities under the accounting standards for derivatives and hedging were not significant in the current year third quarter. Hedge ineffectiveness is typically the difference between changes in fair values of interest rate swaps and hedged consolidated obligation bonds and advances.
The recorded hedging gains for the year-to-date current year period were also primarily due to favorable changes in the fair values of interest rate swaps designated in economic hedges of consolidated obligation bonds and favorable changes in the fair values of interest rate caps, as well as the reversal of previously recognized unrealized net fair value losses on interest rate swaps. Favorable changes in the current year-to-date period were partly offset by unfavorable expense related to the cash flows (interest accruals) associated with the interest rate exchange agreements of swaps designated as economic hedges.
Economic hedges — An economic hedge represents derivative transactions that are an approved risk management hedge but may not qualify for hedge accounting treatment under the accounting standards for derivatives and hedging. When derivatives are designated as economic hedges, the fair value changes due to changes in the interest rate and volatility of rates are recorded through the Statements of Income without the offsetting change in the fair values of the hedged advances and debt as would be afforded under the derivatives and hedge accounting rules. In general, the FHLBNY’s derivatives are held to maturity or to their call or put dates. At inception, the fair value is “at market” and is generally zero. Until the derivative matures or is called or put on pre-determined dates, fair values will fluctuate with changes in the interest rate environment and volatility observed in the swap market. At maturity or scheduled call or put dates, the fair value will generally reverse to zero as the Bank’s derivatives settle at par. Therefore, nearly all of the cumulative net gains and losses that are unrealized will reverse over the remaining contractual terms so that the cumulative gains or losses will sum to zero over the contractual maturity, scheduled call, or put dates.
However, interest income and expense have economic consequences since they result in exchanges of cash payments or receipts. If a derivative is prepaid prior to maturity or at predetermined call and put dates, they are settled at the then existing fair values in cash. Under hedge accounting rules, net swap interest expense and income associated with swaps in economic hedges of assets and liabilities are recorded as hedging losses and gains. In the current quarter, net cash flows were favorable and gains were recorded, in contrast to unfavorable net cash flows for the current year-to-date period.
Qualifying hedges under the accounting standards for derivatives and hedging — Hedge ineffectiveness occurs when changes in the fair value of the derivative and the associated hedged financial instrument, generally a debt or advance, do not perfectly offset each other. Hedge ineffectiveness is associated with changes in the benchmark interest rate and volatility and the extent of the mismatch of the structure of a derivative and the hedged financial instrument.

Economic hedges
•	Interest rate swaps — In the current year three quarters, the primary economic hedges were : (1) Interest rate “Basis swaps” that synthetically converted floating-rate funding based on Prime rate, Federal funds rate, and the 1-month LIBOR rate to 3-month LIBOR rate. (2) Interest rate swaps hedging balance sheet risk. (3) Interest rate swaps hedging discount notes. (4) Interest-rate swaps hedging short-term fixed-rate consolidated obligation bonds. Changes in the fair values of interest rate swaps in economic hedges, often referred to as “one-sided marks” resulted in a net favorable fair value gains of $42.1 million in the current year third quarter and $65.8 million year-to-date. As described in the previous paragraph, most of the net fair value gains are reversal of previously recorded fair value losses. Included in the net gain were favorable cash flows (interest accruals) of $19.1 million recorded as income in the current year third quarter associated with the interest rate swaps in economic hedges; in contrast, on a year-to-date basis, included in the net gain the cash flow accrual was a loss of $36.9 million due to unfavorable cash flows associated with interest rate swaps designated in economic hedges.
•	Interest rate caps — were also designated as economic hedges, and fair value changes of purchased caps resulted also contributed to recorded fair value gains from derivatives and hedging activities in the current year third quarter. The Bank has $1.9 billion (notional amount) in purchased interest rate caps and mitigates certain balance sheet risk metrics. The fair values of the caps were recorded as derivative assets in the Statements of Condition with an offset in the Statements of Income as Net realized and unrealized gain (loss) from derivatives and hedging activities. In a rising interest rate environment at September 30, 2009, relative to December 31, 2008, the fair values of interest rate caps exhibited favorable fair value gains, which will reverse over the contractual life of the caps if held to maturity.
Qualifying hedges under the accounting standards for derivatives and hedging
Net fair value changes from qualifying hedges under the accounting standards for derivatives and hedging resulted in recorded net fair value gain of $0.3 million in current year third quarter and $13.1 million year-to-date 2009. Typically, gains and losses in a qualifying hedge represent hedge ineffectiveness due to changes in fair values of hedged advances and debt from changes in the benchmark rate (LIBOR for the Bank) that are not entirely offset by changes in the fair values of the swaps.
Derivative gains and losses reclassified from Accumulated other comprehensive income (loss) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from Accumulated other comprehensive income (loss) in the Statements of Condition (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Accumulated other comprehensive income/(loss) from cash flow hedges	2009	2008	2009	2008

Beginning of period	$(26,402)	$(33,698)	$(30,191)	$(30,215)
Net hedging transactions	—	61	—	(6,100)
Reclassified into earnings	1,898	1,667	5,687	4,345

End of period	$(24,504)	$(31,970)	$(24,504)	$(31,970)

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
Over the next twelve months, it is expected that $7.1 million of net losses recorded in Accumulated other comprehensive income (loss) will be recognized as a charge to earnings.
Debt Extinguishment
The Bank retired $500.0 million of consolidated obligation bond in the current year third quarter at a loss of $69.5 thousand. No debt was retired or transferred in the prior two quarters of 2009.
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
The following table sets forth the principal components of Other expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Other expenses:
Operating	$17,810	$16,549	$53,970	$49,489
Finance Agency and Office of Finance	1,834	1,350	5,663	4,268

Total other expenses	$19,644	$17,899	$59,633	$53,757

Operating Expenses
The following table summarizes the major categories of operating expenses (dollars in thousands):

	Three months ended September 30,
		Percentage of		Percentage of
	2009	total	2008	total

Salaries and employee benefits	$12,075	67.80%	$11,134	67.28%
Temporary workers	3	0.02	115	0.69
Occupancy	1,128	6.33	1,092	6.60
Depreciation and leasehold amortization	1,369	7.69	1,217	7.35
Computer service agreements and contractual services	1,395	7.83	945	5.71
Professional and legal fees	356	2.00	642	3.88
Other*	1,484	8.33	1,404	8.49

Total operating expenses	$17,810	100.00%	$16,549	100.00%

	Nine months ended September 30,
		Percentage of		Percentage of
	2009	total	2008	total

Salaries and employee benefits	$36,036	66.77%	$33,515	67.72%
Temporary workers	128	0.24	220	0.44
Occupancy	3,273	6.06	3,097	6.26
Depreciation and leasehold amortization	4,020	7.45	3,575	7.22
Computer service agreements and contractual services	4,670	8.65	3,162	6.39
Professional and legal fees	1,144	2.12	1,604	3.24
Other*	4,699	8.71	4,316	8.73

Total operating expenses	$53,970	100.00%	$49,489	100.00%

*	Other primarily represents — audit fees, Director fees and expenses, Insurance and telecommunications
Assessments
Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program (“AHP”) and to satisfy its Resolution Funding Corporation assessment (“REFCORP”). AHP assessments are set aside from Net income for future grants and contributions towards the program. REFCORP expenses are paid to the United States Treasury.
Both the REFCORP and AHP assessments are based on income and the increases reflect the change in pre-assessment income for the current year third quarter and year-to-date compared to the prior year periods.

Financial Condition: Assets, Liabilities, and Capital

			Net change in	Net change in
(Dollars in thousands)	September 30, 2009	December 31, 2008	dollar amount	percentage
Assets
Cash and due from banks	$1,189,158	$18,899	$1,170,259	NM %
Interest-bearing deposits	—	12,169,096	(12,169,096)	(100.00)
Federal funds sold	3,900,000	—	3,900,000	100.00
Available-for-sale securities	2,362,592	2,861,869	(499,277)	(17.45)
Held-to-maturity securities
Long-term securities	10,478,027	10,130,543	347,484	3.43
Certificates of deposit	2,000,000	1,203,000	797,000	66.25
Advances	95,944,732	109,152,876	(13,208,144)	(12.10)
Mortgage loans held-for-portfolio	1,336,228	1,457,885	(121,657)	(8.34)
Accrued interest receivable	354,934	492,856	(137,922)	(27.98)
Premises, software, and equipment	14,596	13,793	803	5.82
Derivative assets	9,092	20,236	(11,144)	(55.07)
Other assets	14,957	18,838	(3,881)	(20.60)

Total assets	$117,604,316	$137,539,891	$(19,935,575)	(14.49)%

Liabilities
Deposits
Interest-bearing demand	$2,255,403	$1,333,750	$921,653	69.10%
Non-interest bearing demand	4,968	828	4,140	500.00
Term	15,600	117,400	(101,800)	(86.71)

Total deposits	2,275,971	1,451,978	823,993	56.75

Consolidated obligations
Bonds	69,670,836	82,256,705	(12,585,869)	(15.30)
Discount notes	38,385,244	46,329,906	(7,944,662)	(17.15)

Total consolidated obligations	108,056,080	128,586,611	(20,530,531)	(15.97)

Mandatorily redeemable capital stock	127,882	143,121	(15,239)	(10.65)

Accrued interest payable	337,221	426,144	(88,923)	(20.87)
Affordable Housing Program	144,822	122,449	22,373	18.27
Payable to REFCORP	38,692	4,780	33,912	709.46
Derivative liabilities	871,744	861,660	10,084	1.17
Other liabilities	91,115	75,753	15,362	20.28

Total liabilities	111,943,527	131,672,496	(19,728,969)	(14.98)

Capital	5,660,789	5,867,395	(206,606)	(3.52)

Total liabilities and capital	$117,604,316	$137,539,891	$(19,935,575)	(14.49)%

Balance sheet overview
At September 30, 2009, the FHLBNY’s Total assets were $117.6 billion, a decrease of $19.9 billion, or 14.5%, from December 31, 2008. The Bank’s balance sheet management strategy has been to keep balance sheet growth or decline in line with the changes in member demand for advances.
Advances borrowed by members stood at $95.9 billion at September 30, 2009, a decline of $13.3 billion, or 12.1% from the outstanding balance at December 31, 2008. Member demand for advance borrowings in the current year third quarter has been concentrated in the longer-term fixed-rate advance products, and weak demand for short-term fixed-rate and adjustable-rate borrowings. It appears that members are attempting to lock-in longer maturity borrowings at prevailing interest rates. Outstanding amounts of short-term fixed-rate advances, adjustable-rate advances, and overnight borrowings declined at September 30, 2009 compared to outstanding balances at December 31, 2008. Decline of $1.5 billion in the recorded fair value basis of hedged advances from the amounts recorded at December 31, 2008 was another factor that explains the decline in advances as reported in the Statements of Condition at September 30, 2009.
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
Amortized cost basis of investments designated as available-for-sale MBS was $2.4 billion at September 30, 2009, down from $2.9 billion at December 31, 2008. Investments designated as available for sale were MBS issued by GSEs and are reported at their fair values. Fair values of MBS classified as available-for-sale were $2.4 billion at September 30, 2009, slightly down from $2.9 billion at December 31, 2008. Net unrealized fair value losses were $16.1 million at September 30, 2009, a significant improvement from net unrealized losses of $64.4 million at December 31, 2008.
Investments designated as held-to-maturity are recorded at carrying value. Carrying value is the amortized cost basis of the investment if a security is not determined to be OTTI. If a held-to-maturity security has been determined to be OTTI, amortized cost basis is adjusted to its fair value at the time of impairment and is the carrying value of the security. Carrying value is subsequently adjusted for accretion of non-credit portion of OTTI recorded in Accumulated other comprehensive income (loss). Carrying value is not subsequently adjusted to fair value unless additional OTTI is recognized. The carrying value of held-to-maturity MBS was $9.7 billion at September 30, 2009, slightly higher than $9.3 billion at December 31, 2008. The amortized cost basis of 15 held-to-maturity private label securities were determined to be OTTI because of evidence of credit impairment and were written down to their fair values at the OTTI determination dates. The cumulative credit impairment expenses recorded through earnings year-to-date September 30, 2009 was $14.3 million as a charge to earnings recorded in Other income (loss). The non-credit component of OTTI recorded in Accumulated other comprehensive income through the third quarter was $103.9 million. The Bank did not experience any OTTI during 2008 or 2007.
At September 30, 2009, balance sheet leverage of 20.8 times shareholders’ capital was lower from 23.4 times capital at December 31, 2008. The change in leverage reflects the Bank’s balance sheet management strategy of keeping the balance sheet change in line with the changes in member demand for advances. Increases or decreases in investments have a direct impact on leverage, but generally, growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged. Under existing capital management practices, members are required to purchase capital stock to support their borrowings from the Bank, and when capital stock is in excess of the amount that is required to support advance borrowings, the Bank redeems the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remains unchanged. As capital increases or declines in line with higher or lower volumes of advances, the Bank may also adjust its assets by increasing or decreasing holdings of short-term investments in certificates of deposit, and, to some extent, its positions in Federal funds sold, which it inventories to accommodate unexpected member needs for liquidity.

Advances
The FHLBNY’s primary business is making collateralized loans, known as “advances”, to members.
Reported book value of advances was $95.9 billion at September 30, 2009, compared to $109.2 billion at December 31, 2008. Advances outstanding have been steadily declining through the last three quarters — $100.5 billion at June 30, 2009, down from $104.5 billion at March 31, 2009. Advance book values include fair value basis adjustments of $4.3 billion at September 30, 2009, compared to $5.8 billion at December 31, 2008. Fair value basis adjustments are recorded under the hedge accounting provisions. Par amount of advances outstanding was $91.6 billion at September 30, 2009, compared to $103.4 billion at December 31, 2008.
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

Advances — Product Types
The following table summarizes par values of advances by product type (dollars in thousands):

	September 30, 2009		December 31, 2008
		Percentage		Percentage
	Amounts	of total	Amounts	of total

Adjustable Rate Credit — ARCs	$15,529,850	16.95%	$20,205,850	19.55%
Fixed Rate Advances	72,008,539	78.61	71,860,685	69.51
Short-Term Advances	1,927,110	2.10	7,793,500	7.54
Mortgage Matched Advances	600,018	0.66	693,559	0.67
Overnight Line of Credit (OLOC) Advances	631,095	0.69	2,039,423	1.97
All other categories	905,397	0.99	786,710	0.76

Total par value	91,602,009	100.00%	103,379,727	100.00%

Discount on AHP Advances	(275)		(330)
Hedging adjustments	4,342,998		5,773,479

Total	$95,944,732		$109,152,876

Compared to balances at December 31, 2008, Short-term fixed-rate advances, Adjustable-rate advances, and overnight borrowings declined at September 30, 2009.
Member demand for advance products
Adjustable Rate Advances (ARC Advances) — Demand for ARC advances in the current year has declined over the three quarters. Outstanding member borrowings were $20.2 billion at December 31, 2008, declined to $18.5 billion at March 31, 2009 and to $17.3 billion at June 30, 2009, and was $15.5 billion at September 30, 2009. Generally, the FHLBNY’s larger members have been the more significant borrowers of ARCs.
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
Fixed-rate Advances — Demand for long-term fixed-rate advances has been soft in the last two quarters after a strong first quarter. Earlier this year, primary demand was for fixed-rate advances collateralized by pledged securities. In the current year third quarter, fixed-rate advances collateralized by marketable securities declined slightly to $25.9 million from $26.4 billion, the outstanding balance at December 31, 2008. Demand for Repo Advances has been uneven through the three quarters. At March 31, 2009, borrowed amounts grew to $28.0 billion, and then declined to $26.1 billion at June 30, 2009. Repo Advances are offered at a pricing advantage to members in recognition of the value of the liquid security collateral. Changes in such borrowings are a reflection of member preference to inventory their securities holdings. A significant component of Fixed-rate advances is putable advances, also referred to as “Convertible Advances”. Putable advances also include Repo Advances that have put or “convertible” option features. Outstanding amounts of putable advances were $42.0 billion at September 30, 2009, $43.2 billion at June 30, 2009 and March 31, 2009, compared to $43.4 billion at December 31, 2008. Historically, Fixed-rate, putable advances have been more competitively priced relative to fixed-rate “bullet” advances because of the “put” feature that the Bank purchases from the member, driving down the coupon on the advance. In the present interest rate environment, the price advantage is not significant because of constraints in offering longer-term-advances that has also narrowed the price advantage of putable advances.

Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from two days to 30 years. Fixed-rate advances, comprising putable and non-putable advances were the largest category of advances at September 30, 2009 and December 31, 2008.
Short-term Advances — Demand for Short-term fixed-rate advances in the current year third quarter has been very weak and outstanding balances declined to $1.9 billion at September 30, 2009, a low point for the product, compared to $7.8 billion at December 31, 2008. Although demand for the product has been weak, balances declined unevenly during the year. In the first quarter of 2009, outstanding balances had declined to $4.6 billion. In the second quarter, because of stronger demand, balances grew to $5.2 billion.
Overnight Line of Credit (“OLOC Advances”) — Overnight borrowings were weak during the year and at September 30, 2009 and outstanding amounts declined.
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
One member was acquired by a non-member financial institution in the current year third quarter. The former member is not considered to have a significant borrowing potential. There were no members acquired by non-members in the two previous quarters. In the prior year first three quarters, non-members acquired four members.
Prepayment of Advances
Early prepayment initiated by members and former members is another important factor that impacts advances to members. The FHLBNY charges a member a prepayment fee when the member prepays certain advances before the original maturity. Member initiated prepayments have not been a significant factor in the current year relative to last year. Par amounts of advances prepaid totaled $92.0 million in the third quarter and $72.0 million in the prior two quarters. In contrast, in the first three quarters of 2008, prepayments totaled $3.8 billion. The Bank recorded net prepayment fees of $0.5 million in the current year third quarter, and $20.5 million on a year-to-date basis. In the prior year first three quarters, net prepayment fees recorded was $20.0 million. For advances that are prepaid and hedged under hedge accounting rules, the FHLBNY generally terminates the hedging relationship upon prepayment and adjusts the prepayments fees received for the associated fair value basis of the hedged prepaid advance.

Impact of Derivatives and hedging activities — advances
The Bank hedges certain advances by the use of both cancellable and non-cancellable interest rate swaps. These qualify as fair value hedges under the derivatives and hedge accounting rules. Recorded fair value basis adjustments to advances in the Statements of Condition were a result of these hedging activities. The Bank hedges the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR and is also the discounting basis for computing changes in fair values of hedged advances. Net interest accruals from qualifying hedges under the derivatives and hedge accounting rules are recorded with interest income from advances in the Statements of Income. Fair value changes of qualifying hedged advances under the derivatives and hedge accounting rules are recorded as a Net realized and unrealized gain (loss) on derivative and hedging activities, a component of Other income (loss) also in the Statements of Income. An offset is recorded as fair value basis adjustment to the carrying amount of the advances in the Statements of Condition.
The Bank primarily hedges putable or convertible advances and certain “bullet” fixed-rate advances that qualify under the hedging provisions of the accounting standards for derivatives and hedging. Notional amounts of advances hedged by the use of interest rate swaps in economic hedges were not significant.
At September 30, 2009, $66.5 billion in interest rate swaps hedged advances (both economically and under the hedging provisions of the accounting standards for derivatives and hedging compared to $62.3 billion at December 31, 2008.
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

The most significant element that impacts balance sheet reporting of advances is the recording of fair value basis adjustments to the carrying value of advances in the Statements of Condition. In addition, when putable advances are hedged by cancellable swaps, the possibility of exercise of the call shortens the expected maturity of the advance. The impact of derivatives to the Bank’s income is discussed in this MD&A under “Results of Operations”. Fair value basis adjustments as measured under the hedging rules are impacted by both hedge volume and the interest rate environment and the volatility of the rate environment.
Hedge volume — At September 30, 2009 and December 31, 2008, almost all putable fixed-rate advances were hedged by interest rate swaps that qualified under fair value hedge accounting rules. The Bank also hedges certain long-term, single maturity (bullet) advances to hedge fair value risk from changes in the benchmark rate.
Hedge volume as measured by the amount of notional amounts of interest rate swaps outstanding that hedged advances, both economic and under hedging provisions of the accounting standards for derivatives and hedging, increased to $66.5 billion at September 30, 2009, compared to $62.3 billion at December 31, 2008. These amounts included notional amounts of swaps of $0.1 billion and $0.6 billion at September 30, 2009 and December 31, 2008 that were in an economic hedge of advances. Changes in fair values of the swaps designated as economic hedges were recorded through earnings without the offset of changes in the fair values of the advances.
The largest component of interest rate swaps hedging advances at September 30, 2009 was comprised of $40.1 billion in putable advances, slightly below $41.8 billion at December 31, 2008. Generally, the Bank hedges almost all putable advances with a cancellable interest rate swap. The put option in the advance is owned by the FHLBNY and mirrors the cancellable swap option terms owned by the swap counterparty. The Bank’s putable advance, also referred to as a convertible advance, contains a put option purchased by the Bank from the member. Under the terms of the put option, the Bank has the right to terminate the advance at agreed upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then prevailing market rates and at the then existing terms and conditions.
In addition, certain LIBOR-indexed advances have “capped” coupons that are in effect sold to borrowers. The fair value changes of the sold caps are offset by fair value changes of purchased options (caps) with mirror-image terms. Fair value changes of caps due to changes in the benchmark rate and option volatilities are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities in the Statements of Income. Notional amounts of purchased interest rate caps to “hedge” embedded caps were $0.4 billion and $0.5 billion at September 30, 2009 and December 31, 2008, and were designated as economic hedges of caps embedded in the variable-rate advances borrowed by members.
Fair value basis adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the Statements of Condition were associated with hedging activities under the hedge accounting provisions. Advances designated at inception as economic hedges do not generate basis adjustments and these were insignificant at September 30, 2009 and December 31, 2008. Reported book value of advances at September 30, 2009 included net fair value basis gains of $4.3 billion at September 30, 2009, compared to $5.8 billion at December 31, 2008 and represented net fair value basis adjustments under hedge accounting rules, and were primarily unrealized gains.

Unrealized fair value basis gains were consistent with the forward yield curves at September 30, 2009 and December 31, 2008 that were projecting forward rates below the fixed-rate coupons of advances that had been issued in prior periods at the then prevailing higher interest-rate environment. Since hedged advances are typically fixed-rate, in a declining interest rate environment relative to the coupons of the advances, fixed-rate advances will exhibit net unrealized fair value basis gains. At September 30, 2009 and December 31, 2008, unrealized gains from fair value basis adjustments to advances were almost entirely offset by net fair value unrealized losses of the derivatives associated with the fair value hedges of advances, thereby achieving the Bank’s hedging objectives of mitigating fair value basis risk.
Hedge volume as represented by the notional amounts of advances hedged in qualifying hedges increased at September 30, 2009 in line with the increase in hedged long-term fixed-rate advances compared to December 31, 2008. The notional amounts of swaps that were associated in hedging relationships under hedge accounting rules stood at $66.4 billion at September 30, 2009, up from $61.7 billion at December 31, 2008. The net fair value basis adjustments of hedged advances in an unrealized gain position declined to $4.3 billion at September 30, 2009 from $5.8 billion at December 31, 2008 primarily as a result of the steepening of the yield curve at September 30, 2009 relative to December 31, 2008. As an illustration, the yield of the 5-year swap curve was 2.32% at September 30, 2009 compared to 1.55% at December 31, 2008.
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
Limits on the size of the MBS portfolio are defined by Finance Agency regulations, which limits holding of MBS to 300% of capital. At September 30, 2009 and December 31, 2008, the Bank was within that limit.
On March 24, 2008, the Board of Directors of the Federal Housing Finance Board, predecessor to the Finance Agency adopted Resolution 2008-08, which temporarily expanded the authority of a FHLBank to purchase mortgage-backed securities (“MBS”) under certain conditions. The resolution allowed a FHLBank to increase its investments in MBS issued by Fannie Mae and Freddie Mac by an amount equal to three times its capital, which is to be calculated in addition to the existing limit. The expanded authority permitted MBS to be as much as 600% of the FHLBNY’s capital. Currently, the FHLBNY has not exercised the expanded authority provided under the temporary regulations to purchase MBS issued by Fannie Mae and Freddie Mac.
OTTI — In the current year third quarter based on the management’s determination of a decrease in cash flows expected to be collected (cash flow shortfall) three held-to-maturity private-label MBS were deemed credit impaired, and the Bank recognized a credit impairment charge to earnings of $1.5 million. The Bank’s credit impairment assessment of certain MBS that were previously determined to be OTTI also resulted in the recognition of $2.2 million in additional credit impairment charges, for a total charge of $3.7 million recorded through earnings in the current year third quarter. The charges represented the credit loss component of OTTI. The non-credit component of OTTI associated with the impairment in the third quarter was $26.5 million and was recorded as a loss in Accumulated other comprehensive income (loss). In all fifteen securities have been deemed OTTI through the current year third quarter. Thirteen impaired securities are insured by bond insurers, Ambac and MBIA. The Bank’s analysis of the two bond insurers concluded that future credit losses due to projected collateral shortfalls of the impaired securities would not be fully supported by the two bond insurers.

The cumulative credit impairment expenses recorded through earnings year-to-date September 30, 2009 was $14.3 million as a charge to earnings recorded in Other income (loss). The non-credit component of OTTI recorded in Accumulated other comprehensive income through the third quarter was $103.9 million. The Bank did not experience any OTTI during 2008 or 2007.
The tables below summarize the key characteristics of the OTTI securities at September 30, 2009 (dollars in thousands):

		September 30, 2009
		Insurer MBIA		Insurer Ambac		Uninsured		OTTI		Gross OTTI Losses
Security			Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Classification	Count	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

RMBS-Prime*	1	$—	$—	$—	$—	$56,867	$54,687	$(438)	$(2,766)	$(3,204)	$—
HEL Subprime*	14	35,616	20,653	181,995	117,651	62,461	38,392	(13,838)	(101,118)	—	(114,956)

Total	15	$35,616	$20,653	$181,995	$117,651	$119,328	$93,079	$(14,276)	$(103,884)	$(3,204)	$(114,956)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.
The table below summarizes the key characteristics of the securities that were deemed OTTI in the third quarter of 2009 (dollars in thousands):

		Q3 2009 activity
		Insurer MBIA		Insurer Ambac		Uninsured		OTTI		Gross OTTI Losses
Security			Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Classification	Count	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

RMBS-Prime*	—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
HEL Subprime*	10	13,304	7,680	121,435	79,700	62,460	38,392	(3,683)	(26,486)	—	(30,169)

Total	10	$13,304	$7,680	$121,435	$79,700	$62,460	$38,392	$(3,683)	$(26,486)	$—	$(30,169)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments) between September 30, 2009 and December 31, 2008. Amounts are after writing down the amortized cost basis of held-to-maturity impaired securities to fair values at the time of impairment. No securities classified as available-for-sale are OTTI. (dollars in thousands):

	September 30,	December 31,	Dollar	Percentage
	2009	2008	Variance	Variance

State and local housing agency obligations [1]	$791,187	$804,100	$(12,913)	(1.61)%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,350,308	2,851,682	(501,374)	(17.58)
Held-to-maturity securities, at carrying value	9,686,840	9,326,443	360,397	3.86

	12,828,335	12,982,225	(153,890)	(1.19)

Grantor trusts [2]	12,284	10,187	2,097	20.59
Certificates of deposit [1]	2,000,000	1,203,000	797,000	66.25
Federal funds sold	3,900,000	—	3,900,000	NA

Total investments	$18,740,619	$14,195,412	$4,545,207	32.02%

[1]	Classified as held-to-maturity securities, at carrying value.

[2]	Classified as available-for-sale securities, at fair value and represents investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts.
Long-term investments
At September 30, 2009 and December 31, 2008, investments with original contractual maturities that were long-term comprised of mortgage- and asset-backed securities, and investment in securities issued by state and local housing agencies. These investments were classified as either held-to-maturity or available-for-sale securities in accordance with accounting standard on investments in debt and equity securities as amended by the guidance on recognition and presentation of other-than-temporary impairments. Several grantor trusts have been established and owned by the FHLBNY to fund current and potential future payments to retirees for supplemental pension plan obligations. The trust funds are invested in fixed-income and equity funds, which were classified as available-for-sale.

Mortgage-backed securities — By issuer
Composition of FHLBNY’s held-to-maturity mortgage-backed securities was as follows (carrying values; dollars in thousands):

	September 30,	Percentage	December 31,	Percentage
	2009	of total	2008	of total

U.S. government sponsored enterprise residential mortgage-backed securities	$8,303,785	85.72%	$7,577,036	81.24%
U.S. agency residential mortgage-backed securities	187,470	1.94	6,325	0.07
U.S. agency commercial mortgage-backed securities	49,706	0.51	—	—
Private-label issued securities backed by home equity loans	454,461	4.69	636,466	6.83
Private-label issued residential mortgage-backed securities	482,874	4.99	609,908	6.54
Private-label issued commercial mortgage-backed securities	—	—	266,994	2.86
Private-label issued securities backed by manufactured housing loans	208,544	2.15	229,714	2.46

Total Held-to-maturity securities-mortgage-backed securities	$9,686,840	100.00%	$9,326,443	100.00%

Held-to-maturity mortgage- and asset-backed securities (“MBS”) — Government sponsored enterprise (“GSE”) and U.S. government agency issued MBS aggregated $8.5 billion and $7.6 billion at September 30, 2009 and December 31, 2008. They represented 88.2% and 81.3% of total MBS classified as held-to-maturity at those dates. Privately issued mortgage-backed securities made up 11.8% and 18.7% at September 30, 2009 and December 31, 2008 and included commercial mortgage- and asset-backed securities, and mortgage-pass-throughs and Real Estate Mortgage Investment Conduit bonds.
In the current year first three quarters, the Bank acquired $2.8 billion of GSE and U.S. government agency issued MBS for the held-to-maturity portfolio. Securities acquired were triple-A rated. The Bank’s conservative purchasing practice over the years is evidenced by the high concentration of mortgage-backed securities issued by a GSE.
Local and housing finance agency bonds — The FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) classified as held-to-maturity. Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing. In the current year third quarter, the Bank acquired $25.0 million of a bond issued by a housing agency.
Available-for-sale securities — The FHLBNY classifies investments that it may sell before maturity as available-for-sale and carries them at fair value. Fair value changes are recorded in Accumulated other comprehensive income until the security is sold or is anticipated to be sold. Composition of FHLBNY’s available-for-sale securities was as follows (dollars in thousands):

	September 30,	Percentage	December 31,	Percentage
	2009	of total	2008	of total

Fannie Mae	$1,626,069	69.19%	$1,854,988	65.05%
Freddie Mac	724,239	30.81	996,694	34.95

Total AFS mortgage-backed securities	2,350,308	100.00%	2,851,682	100.00%

Grantor Trusts — Mutual funds	12,284		10,187

Total Available-for-sale portfolio	$2,362,592		$2,861,869

At September 30, 2009 and December 31, 2008, the entire AFS portfolio of mortgage-backed securities was comprised of securities issued by Fannie Mae and Freddie Mac.

Held-to-maturity securities
Composition and fair values of the FHLBNY’s held-to-maturity securities were as follows (dollars in thousands):

	September 30, 2009
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured	Basis	in OCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$1,194,202	$—	$1,194,202	$47,563	$—	$1,241,765
Freddie Mac	354,212	—	354,212	15,657	—	369,869

Total pools of mortgages	1,548,414	—	1,548,414	63,220	—	1,611,634

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,370,747	—	2,370,747	70,184	(4,176)	2,436,755
Freddie Mac	4,384,624	—	4,384,624	132,871	(7,914)	4,509,581
Ginnie Mae	187,470	—	187,470	148	(1,432)	186,186

Total CMOs/REMICs	6,942,841	—	6,942,841	203,203	(13,522)	7,132,522

Ginnie Mae-CMBS	49,706	—	49,706	263	—	49,969

Non-GSE MBS
CMOs/REMICs	485,419	(2,545)	482,874	2,533	(10,732)	474,675
Commercial mortgage-backed securities	—	—	—	—	—	—

Total non-federal-agency MBS	485,419	(2,545)	482,874	2,533	(10,732)	474,675

Asset-Backed Securities
Manufactured housing (insured)	208,544	—	208,544	—	(46,536)	162,008
Home equity loans (insured)	324,833	(74,915)	249,918	8,515	(34,559)	223,874
Home equity loans (uninsured)	227,546	(23,003)	204,543	—	(44,662)	159,881

Total asset-backed securities	760,923	(97,918)	663,005	8,515	(125,757)	545,763

Total mortgage-backed securities	$9,787,303	$(100,463)	$9,686,840	$277,734	$(150,011)	$9,814,563

Other
State and local housing finance agency obligations	791,187	—	791,187	5,325	(14,527)	781,985
Certificates of deposit	2,000,000	—	2,000,000	3	—	2,000,003

Total other	$2,791,187	$—	$2,791,187	$5,328	$(14,527)	$2,781,988

	December 31, 2008
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
Issued, guaranteed or insured	Basis	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$1,400,058	$26,789	$—	$1,426,847
Freddie Mac	422,088	7,860	—	429,948

Total pools of mortgages	1,822,146	34,649	—	1,856,795

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,032,051	51,138	(125)	2,083,064
Freddie Mac	3,722,840	101,595	(30)	3,824,405
Ginnie Mae	6,325	—	(187)	6,138

Total CMOs/REMICs	5,761,216	152,733	(342)	5,913,607

Ginnie Mae-CMBS	—	—	—	—

Non-GSE MBS
CMOs/REMICs	609,907	—	(42,706)	567,201
Commercial mortgage-backed securities	266,994	149	(127)	267,016

Total non-federal-agency MBS	876,901	149	(42,833)	834,217

Asset-Backed Securities
Manufactured housing (insured)	229,714	—	(75,418)	154,296
Home equity loans (insured)	376,587	—	(144,957)	231,630
Home equity loans (uninsured)	259,879	—	(79,112)	180,767

Total asset-backed securities	866,180	—	(299,487)	566,693

Total mortgage-backed securities	$9,326,443	$187,531	$(342,662)	$9,171,312

Other
State and local housing finance agency obligations	804,100	6,573	(47,512)	763,161
Certificates of deposit	1,203,000	328	—	1,203,328

Total other	$2,007,100	$6,901	$(47,512)	$1,966,489

External rating information of the held-to-maturity portfolio was as follows. (Carrying value in thousands):

	September 30, 2009
					Below
					Investment
	AAA-rated	AA-rated	A-rated	BBB-rated	Grade	Total

Long-term securities
Mortgage-backed securities	$9,078,224	$315,823	$72,762	$32,564	$187,467	$9,686,840
State and local housing bonds	73,313	638,509	23,145	56,220	—	791,187

Total Long-term securities	9,151,537	954,332	95,907	88,784	187,467	10,478,027

Short-term securities
Certificates of deposit	—	1,000,000	1,000,000	—	—	2,000,000

Total	$9,151,537	$1,954,332	$1,095,907	$88,784	$187,467	$12,478,027

	December 31, 2008
	AAA-rated	AA-rated	A-rated	BBB-rated	Total

Long-term securities
Mortgage-backed securities	$8,705,952	$229,714	$192,678	$198,099	$9,326,443
State and local housing bonds	74,881	672,999	—	56,220	804,100

Total Long-term securities	8,780,833	902,713	192,678	254,319	10,130,543

Short-term securities Certificates of deposit	—	628,000	575,000	—	1,203,000

Total	$8,780,833	$1,530,713	$767,678	$254,319	$11,333,543

Rating information of the available-for-sale portfolios was as follows. (Fair values in thousands):

	September 30, 2009
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,350,308	$—	$—	$—	$—	$2,350,308
Other — Grantor trusts	—	—	—	—	12,284	12,284

Total	$2,350,308	$—	$—	$—	$12,284	$2,362,592

	December 31, 2008
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,851,682	$—	$—	$—	$—	$2,851,682
Other — Grantor trusts	—	—	—	—	10,187	10,187

Total	$2,851,682	$—	$—	$—	$10,187	$2,861,869

Fair values of investment securities
In an effort to achieve consistency among all of the FHLBanks of the pricing of investments of mortgage-backed securities, in the third quarter of 2009 the FHLBanks formed the MBS Pricing Governance Committee which was responsible for developing a fair value methodology for mortgage-backed securities that all FHLBanks could adopt. Consistent with the guidance from the Governance Committee, the FHLBNY changed the methodology used to estimate the fair value of mortgage-backed securities during the quarter ended September 30, 2009. Under the approved methodology, the Bank requests prices for all mortgage-backed securities from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for CUSIPs held in common with other FHLBanks are reviewed for consistency.
Prior to the adoption of the new pricing methodology, the Bank used a similar process that utilized three third-party vendors and similar variance thresholds. This change in pricing methodology did not have a significant impact on the Bank’s estimated fair values of its mortgage-backed securities.

In adopting this common methodology, the fair values of mortgage-backed investment securities are estimated by FHLBNY’s management who remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used. The four specialized pricing services use pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models employed by pricing services for most of the Bank’s investments are market based and observable and are considered Level 2. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs in the models are based on new issue and secondary market transactions if securities that are traded in sufficient volumes in the secondary market. The valuation of the Bank’s private-label securities that are all designated as held-to-maturity may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 because the inputs may not be market based and observable. Private-label securities are classified as held-to-maturity and are recorded in the balance sheet at their carrying values. For a comparison of carrying values and fair values of held-to-maturity securities, see tables above. Through the three quarters in 2009, fifteen held-to-maturity private-label mortgage-backed securities were deemed to be credit impaired and to be OTTI. The fair values of the OTTI securities recorded as the carrying values of the securities credit impaired at September 30, 2009 was $125.8 million and were considered to be the equivalent of Level 3 financial instruments within the fair value hierarchy under the accounting standards for fair value measurements and disclosures. This determination was made based on management’s view that the OTTI private-label instruments may not have an active market because of the specific vintage of the impaired securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities; fair values of the securities were determined by management using third party specialized vendor pricing services that made appropriate adjustments to observed prices of comparable securities that were being transacted in an orderly market.
For more information about the corroboration and other analytical procedures performed by the FHLBNY, see Significant Accounting Policies and Significant Estimates in Note 1, and Note 16 Fair Values of Financial Instruments. Examples of securities priced under such a valuation technique, which are classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined in the accounting standards for fair value measurements and disclosures, include GSE issued collateralized mortgage obligations and money market funds.
The FHLBNY conducts a review and evaluation of the securities portfolio to determine, based on the creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, if the decline, if any, in the fair value of a security below its carrying value is other-than-temporary. Based on detailed credit analysis on a security level, the Bank has concluded that other than the fifteen securities determined to be credit impaired, gross unrealized losses for the remainder of Bank’s investment securities were primarily caused by interest rate changes, credit spread widening and reduced liquidity and the securities were temporarily impaired as defined under the new guidance for recognition and presentation of other-than-temporary impairment. For information about the Bank’s Impairment Analysis and conclusions, investment ratings, and investment quality see Asset Quality and Concentration — Advances, Investment securities, Mortgage loans, and Counterparty risks in this MD&A. Also, see Note 4 — Held-to-maturity securities and Note 5 — Available-for-sale securities.

Contractual maturities — Mortgage-backed securities
The amortized cost basis and estimated fair values of held-to-maturity securities by contractual maturity are shown below (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost Basis	Value	Cost Basis	Value
State and local housing agency obligations
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	14,985	15,191	17,665	18,209
Due after five years through ten years	62,065	63,002	60,400	55,060
Due after ten years	714,137	703,792	726,035	689,892

State and local housing agency obligations	791,187	781,985	804,100	763,161

Mortgage-backed securities
Due in one year or less	—	—	257,999	258,120
Due after one year through five years	2,872	2,839	—	—
Due after five years through ten years	1,147,404	1,183,248	1,142,000	1,149,541
Due after ten years	8,637,027	8,628,476	7,926,444	7,763,651

Mortgage-backed securities	9,787,303	9,814,563	9,326,443	9,171,312

Certificates of deposit
Due in one year or less	2,000,000	2,000,003	1,203,000	1,203,328

Certificates of deposit	2,000,000	2,000,003	1,203,000	1,203,328

Total held-to-maturity securities	$12,578,490	$12,596,551	$11,333,543	$11,137,801

Short-term investments
The FHLBNY typically maintains substantial investments in high quality, short- and intermediate-term financial instruments, such as certificates of deposits and overnight and term Federal funds sold to highly rated financial institutions. These investments provide the liquidity necessary to meet members’ credit needs. Short-term investments also provide a flexible means of implementing the asset/liability management decisions to increase liquidity. The Bank invests in certificates of deposits with maturities not exceeding 270 days and issued by major financial institutions; certificates of deposits are recorded at amortized cost basis as held-to maturity investment. Cash pledged to derivative counterparties to meet collateral requirements are interest bearing and are reported as a deduction (netting adjustment) to Derivative liabilities in the Statements of Condition.

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
The FHLBNY does not preclude or specifically seek out investments any differently than it would in the normal course of acquiring securities for investments, unless it is prohibited by existing regulations. The FHLBNY’s practice is not to lend unsecured funds to members, including overnight Federal funds sold and certificates of deposits. Unsecured lending to members is not prohibited by Finance Agency regulations or Board of Directors’ policy. The FHLBNY is prohibited from purchasing a consolidated obligation issued directly by another FHLBank, but may acquire consolidated obligations for investment in the secondary market after the bond settles. There were no investments in consolidated obligations by the FHLBNY at September 30, 2009 and at December 31, 2008.
The FHLBNY’s investment in mortgage-backed securities during all periods reported complied with FHLBNY’s Board-approved policy of acquiring mortgage-backed securities issued or guaranteed by the government-sponsored housing enterprises, or prime residential mortgages rated triple-A by both Moody’s and Standard & Poor’s rating services at acquisition.

Mortgage Loans Held-for-Portfolio
At September 30, 2009, the portfolio of mortgage loans was comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”) and Community Mortgage Asset loans (“CMA”). More details about the MPF program can be found in Mortgage Partnership Finance Program under the caption Acquired Member Assets Program in the Bank’s most recently filed Form 10-K on March 27, 2009. In the CMA program, the FHLBNY holds participation interests in residential and community development mortgage loans. Acquisition of participations under the CMA program was suspended indefinitely in November 2001 and the loans are being paid down under their contractual terms.
Paydowns outpaced acquisitions in the current year first three quarters and as a result, the MPF portfolio declined relative to December 31, 2008. The FHLBNY does not expect the MPF loans to increase substantially, and the Bank provides this product to its members as another alternative for its members to sell their mortgage production.
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2009		December 31, 2008
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Real Estate:
Fixed medium-term single-family mortgages	$406,055	30.38%	$467,845	32.15%
Fixed long-term single-family mortgages	926,537	69.32	983,493	67.58
Multi-family mortgages	3,934	0.30	4,009	0.27

Total par value	1,336,526	100.00%	1,455,347	100.00%

Unamortized premiums	9,257		10,662
Unamortized discounts	(5,641)		(6,310)
Basis adjustment [1]	(556)		(408)

Total mortgage loans held-for-portfolio	1,339,586		1,459,291
Allowance for credit losses	(3,358)		(1,406)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,336,228		$1,457,885

[1]	Represents fair value basis of open and closed delivery commitments.
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
In the third quarter of 2008, each FHLBank (including the FHLBNY) entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF will be considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings will be agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of September 30, 2009 and December 31, 2008, the FHLBNY had provided the U.S. Treasury with listings of advance collateral amounting to $17.8 billion and $16.3 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2008 and at the date of this Form 10-Q report, no FHLBank has drawn on this available source of liquidity.

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
Highlights — Debt issuance and funding management
The primary source of funds for the FHLBNY continued to be through issuance of consolidated obligation bonds and discount notes. Reported amounts of consolidated obligations outstanding, comprising of bonds and discount notes, at September 30, 2009 and December 31, 2008 were $108.1 billion and $128.6 billion, and funded 91.9% and 93.5% of Total assets at those dates. These financing ratios have remained substantially unchanged over the years at around 90%, indicative of the stable funding strategy pursued by the FHLBNY to rely on FHLBank debt for financing its activities.
Investor demand for FHLBank debt — The cost of term debt issuance has continued to be under pressure in the current year first three quarters. Key investors from Asia have continued to reduce acquisitions of FHLBank debt and have very limited participation in in recent debt issuances. Following the conservatorship of Fannie Mae and Freddie Mac, market pricing of FHLBank issued debt indicated that market participants believe that obligations of the two GSEs offer lower credit risk than FHLBank debt obligations, which are generally grouped into the same GSE asset class as Fannie Mae and Freddie Mac. As a result, investors are more likely to require a premium to acquire FHLBank debt relative to debt issued by Fannie Mae and Freddie Mac. GSE debt pricing itself has been under competitive pressure with the FDIC announcing guarantees to debt offered by commercial banks and other financial institutions. However, the Federal Reserve’s program of purchasing GSE debt for up to $200 billion has helped to narrow the spreads of GSE debt to U.S. Treasuries from the levels existing earlier in the year.
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

All of these factors and the general dislocation in the capital markets are counteracting efforts by the FHLBanks to issue debt with maturities longer than one year. These factors, outside the control of the FHLBanks, have generally made it uneconomical for the FHLBanks to issue longer-term debt. Yields demanded by investors for longer-term FHLBank debt and spreads between 3-month LIBOR and FHLBank long-term debt yield have remained at levels that make it expensive for the FHLBNY to issue term debt and offer longer-term advances to members even if there was sufficient investor demand for such debt. That scenario appears to be gradually changing at least with respect to funding costs for 5-year and shorter maturity debt. In the second and third quarters of the current year, the FHLBanks have been successfully placing more term debt in the form of Global Bond offerings and callables, but it is too early to predict if this trend will continue. Domestic banks, flush with cash, and the more active international investors have been participants in the market for FHLBank debt. However, the FHLBanks continue to be disproportionately exposed to the money fund industry, and in response the FHLBank debt issuances have continued to maintain the short-term issuance practices implemented late last year.
Unless investors recommit to the term funding market in sufficient volume, the FHLBanks will continue to meet funding needs in the very short end of the funding market. Investor demand in the first two quarters of 2009 had been for ultra-short-term bullet and callable bonds, short-term floating-rate bonds, discount notes. In the third quarter, demand appears to have shifted away from floaters and ultra short-term discount notes.
Bonds with a one-year maturity and a short lockout call option had traditionally been in demand because of their attractive pricing, and offered an alternative investment to 3-month discount notes. Since the market dislocation and up until June 2009, demand had been very weak. However, in the third quarter of 2009, short lockout callables (with call dates as short as 3 month from issue date) have been in demand once again as investors see a pricing advantage over similar maturity discount notes. Short-term bonds with no call options with maturities of up to two years have also been popular with investors. Much of the demand has been from money funds that were experiencing bond maturities. The money fund sector continues to be significant acquirer of FHLBank discount notes as a safe, high-quality, liquid investment that has been attractively priced on a risk-adjusted basis relative to U.S. Treasury bills. For fund managers, discount notes are fundamental to balancing investment returns and protecting the $1.00 constant net asset value for money funds, since discount notes mature at a par amount of $1.00 as well. In the current year third quarter, discount note pricing has narrowed to the one month LIBOR index, making it a less attractive funding instrument for the FHLBanks, relative to prior periods. Also in the third quarter of 2009, short-term LIBOR rates reset lower and resulted in the tightening of discount note spreads to LIBOR on a range of short-term maturities, from overnight to 12 months. From the 12-month point and beyond, the yield curve steepens. Demand for callable step-up bonds in a variety of maturities has been steady and the FHLBanks have responded by increasing the issuance of such bond structures. Issuance of simple floating rate bonds have been almost non-existent because of weak demand and unattractive pricing. Floaters indexed to Fed Funds were issued early in the third quarter but this bond structure has not been in demand because coupons were perceived as less attractive by investors relative their popularity with investors in 2008.

Funding tactical changes — To accommodate members’ funding needs at reasonable spreads, the FHLBNY has been responsive to investor preferences and changing demands, the FHLBNY has continued to make tactical adjustments to the FHLBNY funding strategies. In the first two quarters of 2009 in response to strong investor demand for shorter-term FHLBank bonds and discount notes, the FHLBNY sharply increased its issuances of discount notes and short-term “bullet” bonds, which are non-callable with a single maturity at end. In the third quarter, as discount note pricing became relatively unattractive, the FHLBNY reduced its issuances of discount notes. The FHLBNY will continue to refine and adjust its funding tactics and as conditions in the debt market changes, the FHLBNY will also react promptly. The principal tactical funding strategy changes employed in executing issuances of debt were:
•	In response to market demand for shorter-term debt in the first two quarters of 2009, the Bank had increased its issuance of discount notes, which have maturities from overnight to 365 days. The upward trends in issuance volume of discount notes at that time were illustrative of the tactical adjustments adopted by the FHLBNY to changing conditions earlier in the year. Average outstanding balances of discount notes, a measure of volume, was $24.7 billion in the third quarter of 2008. It increased to $34.5 billion in the fourth quarter of 2008. In the first and second quarters of 2009, volume rose dramatically to $46.2 billion and $48.7 billion.
•	In the third quarter of 2009, as one month LIBOR reset lower, discount note pricing became relatively unattractive as spreads to LIBOR tightened, and average outstanding balances of discount notes was allowed to decline to $38.8 billion. The utilization rate of discount notes to fund total assets is another useful measurement indicator of the Bank’s funding tactics. At March 31, 2009, discount notes outstanding were $48.7 billion, and funded 38.0% of the total assets at that date; at June 30, 2009, outstanding balance was $47.3 billion and funded 36.6% of total assets. At September 30, 2009, outstanding balance was $38.4 billion and funded 32.6 % of total assets, compared to $46.3 billion at December 31, 2008, which funded 33.7% of total assets.
•	In the first two quarters of 2009, the FHLBNY had also relied more on overnight and very short-term discount notes to take advantage of lower funding costs of overnight issuance of discount notes. In the third quarter of 2009, the FHLBNY reduced its issuance of overnight discount notes, partly as a result of the Federal Reserve’s action to eliminate interest on excess reserves, partly as a result of tightening of spreads, and partly because the FHLBNY determined that term discount notes would better match its regulatory liquidity profile. At June 30, 2009, overnight discount notes outstanding were $11.3 billion. In contrast, overnight discount notes declined to $1.5 billion at September 30, 2009.
•	Floating-rate bonds outstanding at September 30, 2009 declined during the third quarter, a trend observed during most of the earlier two quarters. Maturing bonds were not replaced because of unfavorable spreads demanded by investors and compared to other GSE issued LIBOR-indexed floaters. In 2008, the FHLBNY had issued short-term floating-rate bonds, indexed to rates other than 3-month LIBOR and had swapped the coupons back to 3-month LIBOR.
•	Reacting to investor preference for shorter term debt, the FHLBNY increased the issuance of medium-term non-callable bonds. Investors have been receptive to FHLBanks’ non-callable bonds compared to alternative debt available in the capital markets and execution pricing has been relatively more favorable for the FHLBank bonds. At June 30, 2009, fixed-rate non-callable bonds were $41.5 billion. In the third quarter, the FHLBNY increased issuances of non-callable bonds to replace maturing discount notes and outstanding balances rose to $47.5 billion at September 30, 2009. The outstanding balance was $36.4 billion at December 31, 2008.

•	FHLBank callable-bonds, which have been traditionally considered by investors to be competitively priced, were under price pressure in 2008 and in the first two quarters of 2009, and the Bank’s use of funding with callable debt had declined because of the erosion of their price advantage. In the first two quarters, investor preferences were for short maturity bullet bonds and floaters primarily due to demand from the domestic money funds. In the current year third quarter, short lock-out callables were in demand by investors who saw a yield advantage over similar maturity discount notes; issuance volume increased and outstanding balances grew from $3.3 billion at June 30, 2009 to $4.8 billion at September 30, 2009. The outstanding balance at December 31, 2008 was also $4.8 billion.
Debt extinguishment — No debt was transferred to another FHLBank in the current year first three quarters. In the current year third quarter, the FHLBNY retired $0.5 billion through a debt buyback from an unrelated financial institution at a loss of $69.5 thousand.
Consolidated obligation bonds
The following summarizes types of bonds issued and outstanding (dollars in thousands):

	September 30, 2009		December 31, 2008
		Percentage of		Percentage of
	Amount	Total	Amount	Total

Fixed-rate, non-callable	$47,549,475	69.14%	$36,367,875	44.92%
Fixed-rate, callable	4,839,800	7.04	4,828,300	5.96
Step Up, non-callable	73,000	0.10	—	—
Step Up, callable	2,192,500	3.19	73,000	0.09
Step Down, callable	—	—	15,000	0.02
Single-index floating rate	14,117,500	20.53	39,670,000	49.01

Total par value	68,772,275	100.00%	80,954,175	100.00%

Bond premiums	112,091		63,737
Bond discounts	(34,980)		(39,529)
Fair value basis adjustments	817,374		1,254,523
Fair value basis adjustments on terminated hedges	3,108		7,857
Fair value option valuation adjustments and accrued interest	968		15,942

Total bonds	$69,670,836		$82,256,705

Funding Mix
The FHLBNY has consistently demonstrated the ability to seek out the most attractively priced funding the capital market has to offer by being flexible in the debt structure the Bank is willing to offer to meet the borrowing needs of its members and to achieve management’s asset/liability goals. As investor demand in the current year third quarter shifted from discount notes and floating-rate debt to fixed-rate “bullet” and callable debt, the FHLBNY has also been opportunistic in pursuing the debt structure most in demand at a reasonable price consistent with the Bank’s asset/liability match.
In the current year first three quarters, the FHLBNY issued fixed-rate and discount notes in a mix of issuances to achieve its asset/liability management goals and be responsive to the changing market dynamics. The funding fix has resulted in a greater diversity of debt structures and funding alternatives, indicative of the flexibility of the Bank’s funding tactics in a volatile environment. The issuance of bonds has been the primary financing vehicle for the Bank, although the use of term and overnight discount notes remain a vital source of funding requirements because of the ease of issuance of discount notes as a flexible funding tool for day-to-day operations.

Hedge ratio, or the percentage of debt hedged versus debt not hedged, and the mix between the use of non-cancellable and cancellable interest rate swaps to hedge bonds reflects the Bank’s balance sheet management preferences and the attractiveness of the pricing of cancellable swaps. The ratio of discount notes to bonds is another balance sheet management tool and that too is predicated on factors such as asset-liability cash-gap management and the attractiveness of the pricing of discount notes. In prior years, the use of term discount notes generally had declined because of the relative pricing advantage of issuing floating-rate, LIBOR-indexed debt or by issuing short-term callable debt and swapping out the fixed-rate cash flows for LIBOR-indexed cash flows by the simultaneous execution of cancellable interest rate swaps.
In the current year first two quarters, the Bank increased its holdings of term discount notes mainly because of favorable investor demand and pricing relative to term funding. In the third quarter, discount note issuance was reduced. Still, consolidated obligation bonds remained the primary financing basis for the FHLBNY.
Fixed-rate non-callable bonds — With the decline in balance sheet assets at September 30, 2009, relative to December 31, 2008, the Bank reduced its outstanding debt. While over all debt declined, the amount and percentage of fixed-rate non-callable bonds, also referred to as “bullet bonds”, increased and represented 69.1% of total par amounts of debt outstanding at September 30, 2009. The comparable percentage of non-callable debt to total debt was 44.9% at December 31, 2008.
Issuances of non-callable debt are predicated partly on pricing of such debt and investor demand, and partly on the need to achieve asset/liability management goals. The Bank has made a strong effort to issue fixed-rate longer-term debt and lock-in the relative low rates in the current interest-rate environment. This has been a challenge as investor appetite for term debt has continued to be lukewarm, given investor preference for discount notes, short-term bullets and callable debt.
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
In the current year third quarter the FHLBanks may be seeing the beginning of an increased investor appetite for callable FHLBank bonds. The use of callable debt had declined over the years as investor demand for term debt had been very soft and the pricing advantage offered to investors for selling the call option tended to narrow as the term of the bond shortened. Spreads to both U.S. Treasury securities and LIBOR had widened and the unfavorable trend continued through the current year first two quarters. The Bank’s acquisition of fixed-rate mortgage-backed securities has been very selective, another factor that limited the FHLBNY’s issuance of callable bonds, which offers a call structure that could be matched to the paydown structures of mortgage-backed securities. Still another factor has been the increased frequency of callable bond redemptions associated with the calls on the associated interest rate swaps. Increased call frequency has been the result of declining interest rates and as a result, outstanding amounts of fixed-rate callable debt were allowed to decline as maturing or called bonds were replaced by non-callable bonds. In the current year third quarter, FHLBank callable bonds saw encouraging investor demand for fixed-rate and step-up callable bonds. Additionally, the pricing of short lockout callables were an attractive alternative to 3-month discount notes to investors and the FHLBNY. All these factors have tended to result in an increase in outstanding balances at September 30, 2009 compared to June 30, 2009.

Floating-rate bonds — Generally, maturing floating-rate bonds were not replaced in the current year first three quarters and outstanding debt declined at September 30, 2009 relative to June 30, 2009 and December 31, 2008. Floating-rate bonds were extensively used in 2008, when the Bank issued floating-rate debt, indexed to 1-month LIBOR, Prime, and Fed effective rates, an innovative shift in funding tactics to take advantage of the historical wide spread between 3-month LIBOR and other indices. By executing interest rate swaps concurrently with the issuances of the floating-rate bonds and swapping the non-3 month LIBOR indices for 3-month LIBOR, the Bank effectively created variable funding that was indexed to 3-month LIBOR.
Impact of hedging fixed-rate consolidated obligation bonds
The Bank hedges certain fixed-rate debt by the use of both cancellable and non-cancellable interest rate swaps in fair value hedges under the accounting standards for derivatives and hedging. The Bank may also hedge the anticipatory issuance of bonds under the provisions of “cash flow” hedging rules as provided in the accounting standards for derivatives and hedging (None were outstanding at December 31, 2008 or September 30, 2009).
Net interest accruals from qualifying interest rate swaps under the derivatives and hedge accounting rules are recorded together with interest expense of consolidated obligation bonds in the Statements of Income. Fair value changes of debt in a qualifying fair value hedge are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivative and hedging activities; an offset is recorded as a fair value basis adjustment to the carrying amount of the debt in the balance sheet. Net interest accruals associated with derivatives not qualifying under derivatives and hedge accounting rules are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
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
The most significant element that impacts balance sheet reporting of debt is the recording of fair value basis and valuation adjustments. In addition, when callable bonds are hedged by cancellable swaps, the possibility of exercise of the call shortens the expected maturity of the bond. The impact of hedging debt on recorded interest expense is discussed in this MD&A under “Results of Operations”. Its impact as a risk management tool is discussed under Item 3 Quantitative and Qualitative Disclosures about Market Risk.
Fair value basis and valuation adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. The Bank recorded net unrealized fair value losses of $0.8 billion and $1.3 billion as part of the carrying values of consolidated obligation bonds in the Statements of Condition at September 30, 2009 and December 31, 2008. Under the derivatives and hedge accounting provisions, the reported carrying value of consolidated obligation bonds is adjusted for changes in their fair value basis attributable to the risk being hedged. Carrying values of bonds designated under the fair value option, are also adjusted for valuation adjustments to recognize changes in the full fair value of the bonds elected under the fair value option and measured under the accounting standards for fair value measurements and disclosures. These valuation adjustments were not material at September 30, 2009 or December 31, 2008.
Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.
Hedge volume — As of September 30, 2009 and December 31, 2008, the Bank had hedged $31.0 billion ($25.3 billion non-callable; $5.7 billion callable) and $22.0 billion ($20.0 billion non-callable; $2.0 billion callable) of fixed-rate consolidated bonds to hedge fair value risk from changes in the benchmark rate. Almost all callable bonds were hedged by cancellable swaps at September 30, 2009 and December 31, 2008. These hedges were in qualifying hedge relationships under the provisions of the accounting standards for derivatives and hedging, which effectively converted the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR. The Bank’s callable bonds contain a call option purchased by the Bank from the investor. Under the terms of the call option, the Bank has the right to terminate the bond at agreed upon dates.
At September 30, 2009, outstanding par value of consolidated obligation bonds elected under the fair value option was $2.4 billion compared to $983.0 million at December 31, 2008.

The following summarizes debt that were economically hedged by interest-rate swaps with matching terms at September 30, 2009:
Floating-rate debt — At September 30, 2009, the FHLBNY had executed economic hedges of $9.6 billion of floating-rate bonds that were indexed to interest rates other than 3-month LIBOR by entering into swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR. The comparable floating-rate debt that was economically hedged at December 31, 2008 was $25.0 billion. Hedges deemed at inception as economic do not generate basis adjustments on the hedged instruments since their carrying values are not adjusted for fair value changes.
Fixed-rate debt — The Bank had economic hedges of $12.9 billion of short-term fixed-rate debt at September 30, 2009 compared to $4.5 billion at December 31, 2008. At inception of the hedges, the Bank did not believe that the hedges would be highly effective in offsetting fair value changes between the derivative and the bonds and accounted for the derivatives as freestanding derivatives.
Impact of changes in interest rate — The carrying amounts of consolidated obligations bonds included fair value basis losses of $0.8 billion at September 30, 2009, compared to fair value basis losses of $1.3 billion at December 31, 2008. Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the value and implied volatility of call options of callable bonds.
Fair value basis losses at September 30, 2009 and December 31, 2008 were consistent with the forward yield curves at those dates that were projecting forward rates below the fixed-rate coupons of bonds hedged under the derivatives and hedge accounting rules and bonds designated under the FVO. Most of the hedged bonds had been issued in prior periods at the then prevailing higher interest-rate environment. Since such bonds are typically fixed-rate, in a declining interest rate environment, fixed-rate bonds exhibit unrealized fair value basis losses recorded under the derivatives and hedge accounting rules. Unrealized losses from fair value basis adjustments on hedged bonds were almost entirely offset by net fair value unrealized gains from derivatives associated with the hedged bonds, thereby achieving the Bank’s hedging objectives of mitigating fair value basis risk. The net fair value basis adjustments of hedged consolidated obligation bonds in an unrealized loss position at September 30, 2009 declined relative to December 31, 2008 primarily as a result of the steepening of the forward yield curve at September 30, 2009 relative to December 31, 2008. As an illustration, the yield of a 5-year swap curve was 2.32% at September 30, 2009 compared to 1.55% at December 31, 2008.
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

The following summarizes discount notes issued and outstanding (dollars in thousands):

	September 30, 2009	December 31, 2008

Par value	$38,406,688	$46,431,347

Amortized cost	$38,385,244	$46,329,545
Fair value basis adjustments	—	361

Total	$38,385,244	$46,329,906

Weighted average interest rate	0.26%	1.00%

In the current year first two quarters, the Bank had increased its holdings of term discount notes mainly because of favorable investor demand and pricing relative to term funding. In the current year third quarter, discount notes pricing was relatively less attractive as a funding vehicle given alternative funding options and the Bank reduced its reliance on discount notes, particularly the use of overnight discount notes, partly as a result of the Federal Reserve’s action to eliminate interest on excess reserves, partly as a result of tightening of spreads, and partly because the FHLBNY determined that term discount notes would better match it’s regulatory liquidity profile. In the current year first two quarters, the Bank issued $736.2 billion of discount notes; in contrast, in the third quarter the Bank issued only $82.4 billion.
Generally, discount notes are utilized in funding short-term advances, some long-term advances as well as held-to-maturity and money market investments. The efficiency of issuing discount notes continues to be another factor in its use as a popular funding vehicle as discount notes can be issued any time and in a variety of amounts and maturities in contrast to other short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms. The importance of the instrument in day-to-day funding operations is illustrated by the very significant volume of the cash flows generated by discount note issuance. For the current year first three quarters, the Bank issued $814.6 billion in discount notes. In the same period, cash flows from the issuance of consolidated obligation bonds were $35.1 billion. Contrasting transaction volumes between bonds and discount notes provides an indication that discount notes continued to be an important source of short-term funding.
As of September 30, 2009, there were no discount note hedges under the accounting standards for derivatives and hedging; at December 31, 2008, the Bank had hedged $779.0 million of discount notes to hedge fair value risk from changes in the benchmark rate in qualifying hedge relationships under the derivatives and hedge accounting rules. The Bank generally hedges discount notes in economic hedges to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to 3-month LIBOR. At September 30, 2009 and December 31, 2008, the Bank had also had executed economic hedges of $7.5 billion and $7.5 billion of discount notes to mitigate fair value risk.
Deposit Liabilities
Deposit liabilities comprised of member deposits and, from time-to-time, may also include unsecured overnight borrowings from other FHLBanks.
Member deposits — The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Total deposits at September 30, 2009 were $2.3 billion including demand and term, up from $1.5 billion at December 31, 2008. Fluctuations in member deposits have little impact on the Bank and are not a significant source of liquidity for the Bank.
Borrowings from other FHLBanks — The Bank borrows from other FHLBanks, generally for a period of one day. There were no borrowings outstanding at September 30, 2009 or December 31, 2008.

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
Stockholders’ Capital — Stockholders’ Capital comprised of capital stock, retained earnings and Accumulated other comprehensive income (loss), and decreased by $206.6 million to $5.7 billion at September 30, 2009 from $5.9 billion at December 31, 2008.
Capital stock — Capital stock, par value $100, was $5.1 billion at September 30, 2009, down from $5.6 billion at December 31, 2008. The decrease in capital stock was consistent with decreases in advances borrowed by members. Since members are required to purchase stock as a percentage of advances borrowed from the FHLBNY, a decline in advances will typically result in a decline in capital stock. In addition, under our present practice, stock in excess of the amount necessary to support advance activity is redeemed daily by the FHLBNY. Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings under the provisions requiring members to purchase stock to support borrowings and its practice of redeeming excess capital stock.
Retained earnings — Retained earnings rose to $666.2 million at September 30, 2009 compared to $382.9 million at December 31, 2008. Net income year-to-date September 30, 2009 was $474.8 million, and $191.4 million in dividend payments were made to members. Net income year-to-date prior year was $214.0 million, and dividend payments were $250.1 million. For more information about the Bank’s retained earning policy, refer to the section Retained Earnings and Dividend Policy in the Bank’s most recently Form 10-K filed on March 27, 2009.
Accumulated other comprehensive income — Accumulated other comprehensive income (loss) was a net loss of $147.6 million at September 30, 2009 compared to a loss of $101.2 million at December 31, 2008. These amounts comprised of: (1) Net unrealized fair value losses on available-for-sale securities of $16.1 million ($64.4 million at December 31, 2008); (2) Net unrealized losses from cash flow hedges of $24.5 million ($30.2 million at December 31, 2008), principally from terminated hedges of anticipated issuances of debt; these unrealized losses will be recorded as an expense over the terms of the hedged bonds as a yield adjustment to the fixed coupons of the debt. Over the next 12 months it is expected that $7.1 million of net losses will be reclassified as a charge to earnings; (3) Minimum additional actuarially determined liabilities due on the Bank’s supplemental pension plans of $6.6 million at September 30, 2009 and December 31, 2008; and (4) Non-credit component of OTTI on credit impaired held-to-maturity mortgage-backed securities of a loss $100.5 million at September 30, 2009, net of accretion, and $0 at December 31, 2008.

Mandatorily redeemable capital stock — The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income. Redeemable capital stock is generally accounted in accordance with accounting standards for distinguishing liabilities from equity in case of certain financial instruments with characteristics of both liabilities and equity. Mandatorily redeemable capital stock at September 30, 2009 and December 31, 2008 represented stock held primarily by former members who were no longer members by virtue of being acquired by members of other FHLBanks. Under existing practice, such stock will be repaid when the stock is no longer required to support outstanding transactions with the FHLBNY.
The FHLBNY reclassifies the stock subject to redemption from equity to liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership.
Voluntary withdrawal from membership — No member had notified the FHLBNY at September 30, 2009 or at December 31, 2008 of their intention to voluntarily withdraw from membership. No member’s or non-member’s redemption request remained pending at September 30, 2009 or December 31, 2008.
Members acquired by non-members — The Bank reclassifies stock of members to a liability on the day the member’s charter is dissolved.
The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Beginning balance	$128,254	$169,302	$143,121	$238,596
Capital stock subject to mandatory redemption reclassified from equity	434	—	434	64,759
Redemption of mandatorily redeemable capital stock [1]	(806)	(25,804)	(15,673)	(159,857)

Ending balance	$127,882	$143,498	$127,882	$143,498

Accrued interest payable	$1,807	$2,513	$1,807	$2,513

[1]	Redemption includes repayment of excess stock. (The annualized rate accrual is at 5.6% for September 30, 2009 and 6.50% for September 30, 2008)
In the current year first two quarters no amount of mandatorily redeemable stock were classified as a liability as no member was acquired by a non-member. In the third quarter, one member was acquired by a non-member and $0.4 million of stock was reclassified to a liability. In the prior year first three quarters four members were acquired by non-members and $64.8 million of capital was reclassified from capital to a liability.
Capital stock held by non-members will be repaid at maturity of the advances borrowed by non-members. In accordance with Finance Agency regulations, non-members cannot renew their advance borrowings at maturity. Such capital is considered mandatorily redeemable in accordance with accounting standards for distinguishing liabilities from equity in case of certain financial instruments with characteristics of both liabilities and equity.

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
All derivatives are recorded on the Statements of Condition at their estimated fair value and designated as either fair value or cash flow hedges for qualifying hedges, or as non-qualifying hedges (economic hedges or customer intermediations) under the derivatives and hedge accounting rules. In an economic hedge, the Bank retains or executes derivative contracts, which are economically effective in reducing risk, because a qualifying hedge was not available, or the hedge was not able to demonstrate that it would be highly effective on an ongoing basis as a qualifying hedge, or the cost of a qualifying hedge was not economical. Interest income and interest expense from interest rate swaps used for hedging are reported together with interest on the instrument being hedged. Any changes in the fair value of a derivative are recorded in current period earnings or in Accumulated other comprehensive income (loss), depending on the hedge designation.
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

The following table summarizes the principal derivatives hedging strategies (millions):

			September 30, 2009	December 31, 2008
Derivatives/Terms	Hedging Strategy	Accounting Designation	Notional Amount	Notional Amount
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Economic Hedge of fair value risk	$142	$618
Pay fixed, receive floating interest rate swap cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$40,590	$41,824
Pay fixed, receive floating interest rate swap no longer cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable	Fair Value Hedge	$2,329	$1,405
Pay fixed, receive floating interest rate swap non-cancelable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable	Fair Value Hedge	$23,407	$18,444
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of fair value risk	$390	$465
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate	Economic Hedge of fair value risk	$12,948	$4,515
Receive fixed, pay floating interest rate swap cancelable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$5,758	$2,148
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$448	$373
Receive fixed, pay floating interest rate swap non-cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$24,887	$19,609
Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate.	Fair Value Hedge	$—	$779
Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate.	Economic Hedge of fair value risk	$7,526	$7,509
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps.	Economic Hedge of cash flows	$3,785	$14,360
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps.	Economic Hedge of cash flows	$5,840	$10,590
Receive fixed, pay floating interest rate swap no longer cancelable	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option.	Fair Value Option	$—	$400
Receive fixed, pay floating interest rate swap with an option to call at the swap counterparty’s option	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option.	Fair Value Option	$2,385	$583
Pay fixed, receive floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$1,050	$1,050
Receive fixed, pay floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$1,050	$1,050
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892	$1,892
Intermediary positions Interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of fair value risk	$280	$300

Derivative Financial Instruments by hedge designation
The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by hedge designation.
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Derivatives in fair value hedging relationships	$97,418,662	$(3,547,978)	$84,582,796	$(4,531,004)

Total derivatives designated as hedging instruments	$97,418,662	$(3,547,978)	$84,582,796	$(4,531,004)

Derivatives not designated as hedging instruments	32,341,126	50,183	39,691,142	(76,412)
Derivatives designated under fair value option	2,385,000	1,874	983,000	7,699
Interest rate caps/floors
Economic-fair value changes	2,282,000	58,777	2,357,000	8,174
Mortgage delivery commitments (MPF)
Economic-fair value changes	11,843	35	10,395	(108)
Other
Intermediation	280,000	295	300,000	484

Total	$134,718,631	$(3,436,814)	$127,924,333	$(4,591,167)

Total derivatives, excluding accrued interest		$(3,436,814)		$(4,591,167)
Cash collateral pledged to counteparties		2,534,261		3,836,370
Cash collateral received from counterparties		—		(61,209)
Accrued interest		39,901		(25,418)

Net derivative balance		$(862,652)		$(841,424)

Net derivative asset balance		$9,092		$20,236
Net derivative liability balance		(871,744)		(861,660)

Net derivative balance		$(862,652)		$(841,424)

Derivative Financial Instruments by Product
The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment. The categories of “Fair value,” “Commitment,” and “Cash flow” hedges represented derivative transactions accounted for as hedges. The category of “Economic” hedges represented derivative transactions under hedge strategies that did not qualify for hedge accounting treatment under the derivatives and hedge accounting rules but were an approved risk management strategy.
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

	September 30, 2009		December 31, 2008
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Derivatives designated as hedging instruments
Advances-fair value hedges	$66,325,882	$(4,354,109)	$61,673,607	$(5,758,653)
Consolidated obligations-fair value hedges	31,092,780	806,131	22,909,189	1,227,649
Derivatives not designated as hedging instruments
Advances-economic hedges	531,729	(968)	1,082,700	(24,520)
Consolidated obligations-economic hedges	30,099,397	56,439	36,973,442	(45,884)
MPF loan-commitments	11,843	35	10,395	(108)
Balance sheet	1,892,000	58,777	1,892,000	8,164
Intermediary positions-economic hedges	280,000	295	300,000	484
Balance sheet — Macro hedges swaps	2,100,000	(5,288)	2,100,000	(5,998)
Derivatives designated under fair value option
Interest rate swaps-consolidated obligations-bonds	2,385,000	1,874	983,000	7,699

Total notional and fair value	$134,718,631	$(3,436,814)	$127,924,333	$(4,591,167)

Total derivatives, excluding accrued interest		$(3,436,814)		$(4,591,167)
Cash collateral pledged to counterparties		2,534,261		3,836,370
Cash collateral received from counterparties		—		(61,209)
Accrued interest		39,901		(25,418)

Net derivative balance		$(862,652)		$(841,424)

Net derivative asset balance		$9,092		$20,236
Net derivative liability balance		(871,744)		(861,660)

Net derivative balance		$(862,652)		$(841,424)

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
The following table sets forth five-year history of the FHLBNY’s advances and mortgage loan portfolios as of September 30, 2009 and December 31 for the years ended 2004 through 2008 (in thousands):

	September 30,	December 31,
	2009	2008	2007	2006	2005	2004

Advances	$95,944,732	$109,152,876	$82,089,667	$59,012,394	$61,901,534	$68,507,487

Mortgage loans before allowance for credit losses	$1,339,586	$1,459,291	$1,492,261	$1,484,012	$1,467,525	$1,178,590

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
Credit Risk and Concentration Risk — Advances
While the FHLBNY has never experienced a credit loss on an advance, the expanded eligible collateral for Community Financial Institutions and non-member housing associates permitted, but not required, by the Finance Agency provides the potential for additional credit risk for the FHLBNY. It is the FHLBNY’s current policy not to accept “expanded” eligible collateral from Community Financial Institutions. The management of the FHLBNY has the policies and procedures in place to appropriately manage credit risk associated with the advance business. In extending credit to a member, the FHLBNY adheres to specific credit policy limits approved by its Board of Directors. The FHLBNY has not established limits for the concentrations of specific types of advances, but management reports the activity in advances to the Board each month. Each quarter, management reports the concentrations of convertible advances made to individual members. There were no past due advances and all advances were current at September 30, 2009 and December 31, 2008. Management does not anticipate any credit losses, and accordingly, the FHLBNY has not provided an allowance for credit losses on advances. The FHLBNY’s potential credit risk from advances is concentrated in commercial banks, savings institutions and insurance companies. At September 30, 2009 and December 31, 2008, the Bank had advances of $48.7 billion and $52.2 billion outstanding to five member institutions, representing 53.2% and 50.4% of total advances outstanding, and sufficient collateral was held to cover the advances to these institutions.

Top Five Advance Holders
The following table summarizes the top five advance holders (dollars in thousands):
Top five advance holders at September 30, 2009

	September 30, 2009
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Nine months

Hudson City Savings Bank [1]	Paramus	NJ	$17,325,000	18.9%	$178,896	$532,100
Metropolitan Life Insurance Company	New York	NY	14,280,000	15.6	84,277	279,360
New York Community Bank [1]	Westbury	NY	8,148,476	8.9	78,413	233,129
Manufacturers and Traders Trust Company	Buffalo	NY	5,493,756	6.0	19,133	83,856
The Prudential Life Insurance Company of America	Newark	NJ	3,500,000	3.8	22,448	71,473

Total			$48,747,232	53.2%	$383,167	$1,199,918

[1]	Officer of member bank also serves on the Board of Directors of the FHLBNY.
Top five advance holders at September 30, 2008

	September 30, 2008
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Nine months

Hudson City Savings Bank [1]	Paramus	NJ	$16,775,000	16.5%	$174,289	$494,241
Metropolitan Life Insurance Company	New York	NY	10,230,000	10.1	52,746	151,855
New York Community Bank	Westbury	NY	8,513,619	8.4	80,807	257,201
Manufacturers and Traders Trust Company	Buffalo	NY	8,204,802	8.1	63,175	192,037
Merrill Lynch Bank & Trust Co., FSB	New York	NY	6,200,000	6.1	14,891	32,494

Total			$49,923,421	49.2%	$385,908	$1,127,828

[1]	As of September 30, 2008, Officer of member bank also served on the Board of Directors of the FHLBNY.
Top five advance holders at December 31, 2008

	December 31, 2008
				Percentage of
			Par	Total Par Value	Interest
	City	State	Advances	of Advances	Income

Hudson City Savings Bank *	Paramus	NJ	$17,525,000	17.0%	$671,146
Metropolitan Life Insurance Company	New York	NY	15,105,000	14.6	260,420
Manufacturers and Traders Trust Company	Buffalo	NY	7,999,689	7.7	257,649
New York Community Bank	Westbury	NY	7,796,517	7.5	337,019
Astoria Federal Savings and Loan Assn.	Long Island City	NY	3,738,000	3.6	151,066

Total			$52,164,206	50.4%	$1,677,300

*	At December 31, 2008, officer of member bank also served on the Board of Directors of the FHLBNY.

Advances outstanding to former members are summarized as below (in thousands):

	Ultimate	Member of	Advances
Former Member	Acquiree Bank	FHLB	as of September 30, 2009
Citizens Bank, National Association	RBS Citizens, National Association	Boston	$1,250,000
Independence Community Bank	Sovereign Bank	Pittsburgh	510,000
The Yardville National Bank	PNC Bank, N.A.	Pittsburgh	215,000
Summit Bank	Bank of America, N.A.	Atlanta	201,499
Susquehanna Patriot Bank	Susquehanna Bank	Pittsburgh	100,000
Others	Various	Various	87,514

Total			$2,364,013

	Ultimate	Member of	Advances
Former Member	Acquiree Bank	FHLB	as of December 31, 2008
Citizens Bank, National Association	RBS Citizens, National Association	Boston	$1,500,000
Independence Community Bank	Sovereign Bank	Pittsburgh	575,000
The Yardville National Bank	PNC Bank, N.A.	Pittsburgh	223,000
Summit Bank	Bank of America, N.A.	Atlanta	215,516
Susquehanna Patriot Bank	Susquehanna Bank	Pittsburgh	100,000
Others	Various	Various	89,154

Total			$2,702,670

Investment quality
At September 30, 2009, long-term investments were principally comprised of (1) Mortgage-backed securities classified as held-to-maturity at a carrying value of $9.7 billion, of which 88.2% comprised of securities issued by government sponsored enterprises and U.S. government agency, (2) Available-for-sale securities at fair value basis of $2.4 billion, entirely of GSE issued mortgage-backed securities. In addition, the FHLBNY had investments of $791.2 million in primary public and private placements of taxable obligations of state and local housing finance authorities classified as held-to-maturity.
The FHLBNY’s short-term investments consisted of certificates of deposits with maturities not exceeding one year issued by major financial institutions, and Federal funds sold.
The FHLBNY’s investments are summarized below (dollars in thousands):

	September 30,	December 31,	Dollar	Percentage
	2009	2008	Variance	Variance

State and local housing agency obligations [1]	$791,187	$804,100	$(12,913)	(1.61)%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,350,308	2,851,682	(501,374)	(17.58)
Held-to-maturity securities, at carrying value	9,686,840	9,326,443	360,397	3.86

	12,828,335	12,982,225	(153,890)	(1.19)

Grantor trusts [2]	12,284	10,187	2,097	20.59
Certificates of deposit [1]	2,000,000	1,203,000	797,000	66.25
Federal funds sold	3,900,000	—	3,900,000	NA

Total investments	$18,740,619	$14,195,412	$4,545,207	32.02%

[1]	Classified as held-to-maturity securities, at carrying value.

[2]	Classified as available-for-sale securities, at fair value represent investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts.
Investment rating
External ratings and the changes in a security’s external rating are factors in the FHLBNY’s assessment of impairment; a rating or a rating change alone is not necessarily indicative of impairment or absence of impairment.
Mortgage-backed securities — Mortgage-backed securities were classified as either Available-for-sale or Held-to-maturity.
Available-for-sale — At September 30, 2009 and December 31, 2008, all MBS classified as available-for-sale were rated triple-A by a Nationally Recognized Statistical Rating Organization (“NRSRO”). All available-for-sale securities were securities issued by Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp (“Freddie Mac”).
Held-to-maturity — At September 30, 2009, Fannie Mae and Freddie Mac and a government agency issued securities made up 88.2% of MBS classified as held-to-maturity compared to 81.3% at December 31, 2008.

The following tables contain information about credit ratings of the Bank’s investments in held-to-maturity and available-for-sale securities at September 30, 2009 and December 31, 2008 (in thousands):
External ratings — Held-to-maturity securities — September 30, 2009:

		NRSRO Ratings - September 30, 2009
						Below
	Carrying					Investment
Issued, guaranteed or insured	Value	AAA	AA	A	BBB	Grade
Pools of Mortgages
Fannie Mae	$1,194,202	$1,194,202	$—	$—	$—	$—
Freddie Mac	354,212	354,212	—	—	—	—

Total pools of mortgages	1,548,414	1,548,414	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,370,747	2,370,747	—	—	—	—
Freddie Mac	4,384,624	4,384,624	—	—	—	—
Ginnie Mae	187,470	187,470	—	—	—	—

Total CMOs/REMICs	6,942,841	6,942,841	—	—	—	—

Ginnie Mae-CMBS	49,706	49,706	—	—	—	—

Non-GSE MBS
CMOs/REMICs	482,874	347,447	13,588	42,546	—	79,293
Commercial mortgage-backed securities	—	—	—	—	—	—

Total non-federal-agency MBS	482,874	347,447	13,588	42,546	—	79,293

Asset-Backed Securities
Manufactured housing (insured)	208,544	—	208,544	—	—	—
Home equity loans (insured)	249,918	10,733	72,997	30,216	27,798	108,174
Home equity loans (uninsured)	204,543	179,083	20,694	—	4,766	—

Total asset-backed securities	663,005	189,816	302,235	30,216	32,564	108,174

Total mortgage-backed securities	$9,686,840	$9,078,224	$315,823	$72,762	$32,564	$187,467

Other
State and local housing finance agency obligations	$791,187	$73,313	$638,509	$23,145	$56,220	$—
Certificates of deposit	2,000,000	—	1,000,000	1,000,000	—	—

Total other	$2,791,187	$73,313	$1,638,509	$1,023,145	$56,220	$—

External ratings — Held-to-maturity securities — December 31, 2008:

	Carrying	NRSRO Ratings - December 31, 2008
Issued, guaranteed or insured	Value	AAA	AA	A	BBB
Pools of Mortgages
Fannie Mae	$1,400,058	$1,400,058	$—	$—	$—
Freddie Mac	422,088	422,088	—	—	—

Total pools of mortgages	1,822,146	1,822,146	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,032,050	2,032,050	—	—	—
Freddie Mac	3,722,840	3,722,840	—	—	—
Ginnie Mae	6,325	6,325	—	—	—

Total CMOs/REMICs	5,761,215	5,761,215	—	—	—

Non-GSE MBS
CMOs/REMICs	609,908	509,056	—	62,401	38,451
Commercial mortgage-backed securities	266,994	266,994	—	—	—

Total non-federal-agency MBS	876,902	776,050	—	62,401	38,451

Asset-Backed Securities
Manufactured housing (insured)	229,714	—	229,714	—	—
Home equity loans (insured)	376,587	86,662	—	130,277	159,648
Home equity loans (uninsured)	259,879	259,879	—	—	—

Total asset-backed securities	866,180	346,541	229,714	130,277	159,648

Total mortgage-backed securities	$9,326,443	$8,705,952	$229,714	$192,678	$198,099

Other
State and local housing finance agency obligations	$804,100	$74,881	$672,999	$—	$56,220
Certificates of deposit	1,203,000	—	628,000	575,000	—

Total other	$2,007,100	$74,881	$1,300,999	$575,000	$56,220

External ratings — Available-for-sale securities — September 30, 2009:

NRSRO Ratings - September 30, 2009
Issued, guaranteed or insured	Fair Value	AAA	AA	A
Pools of Mortgages
Fannie Mae	$—	$—	$—	$—
Freddie Mac	—	—	—	—

Total pools of mortgages	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,626,069	1,626,069	—	—
Freddie Mac	724,239	724,239	—	—
Ginnie Mae	—	—	—	—

Total CMOs/REMICs	2,350,308	2,350,308	—	—

Non-GSE MBS
CMOs/REMICs	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—

Total non-federal-agency MBS	—	—	—	—

Asset-Backed Securities
Manufactured housing (insured)	—	—	—	—
Home equity loans (insured)	—	—	—	—
Home equity loans (uninsured)	—	—	—	—

Total asset-backed securities	—	—	—	—

Total mortgage-backed securities	$2,350,308	$2,350,308	$—	$—

External ratings — Available-for-sale securities — December 31, 2008:

NRSRO Ratings - December 31, 2008
Issued, guaranteed or insured	Fair Value	AAA	AA	A
Pools of Mortgages
Fannie Mae	$—	$—	$—	$—
Freddie Mac	—	—	—	—

Total pools of mortgages	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,854,988	1,854,988	—	—
Freddie Mac	996,694	996,694	—	—
Ginnie Mae	—	—	—	—

Total CMOs/REMICs	2,851,682	2,851,682	—	—

Non-GSE MBS
CMOs/REMICs	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—

Total non-federal-agency MBS	—	—	—	—

Asset-Backed Securities
Manufactured housing (insured)	—	—	—	—
Home equity loans (insured)	—	—	—	—
Home equity loans (uninsured)	—	—	—	—

Total asset-backed securities	—	—	—	—

Total mortgage-backed securities	$2,851,682	$2,851,682	$—	$—

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
Available-for-sale securities — All MBS outstanding at September 30, 2009 and December 31, 2008 and classified as AFS were issued by Fannie Mae and Freddie Mac.
Held-to-maturity securities — Comprised of 88.2% and 81.2% of MBS also issued by Fannie Mae, Freddie Mac and a government agency at September 30, 2009 and December 31, 2008.

The following table summarizes the carrying value basis of held-to-maturity mortgage-backed securities by issuer (dollars in thousands):

	September 30,	Percentage	December 31,	Percentage
	2009	of total	2008	of total

U.S. government sponsored enterprise residential mortgage-backed securities
Fannie Mae	$3,564,949	36.80%	$3,432,108	36.80%
Freddie Mac	4,738,836	48.92	4,144,928	44.44
U.S. agency residential mortgage-backed securities	187,470	1.94	6,325	0.07
U.S. agency commercial mortgage-backed securities	49,706	0.51	—	—
Private-label issued securities	1,145,879	11.83	1,743,082	18.69

Total Held-to-maturity securities-mortgage-backed securities	$9,686,840	100.00%	$9,326,443	100.00%

Non-agency Private label mortgage — and asset-backed securities
At September 30, 2009, the Bank also held MBS that were privately issued. All private-label MBS were classified as held-to-maturity. The following table summarizes private-label mortgage- and asset-backed securities by fixed- or variable-rate coupon types (Unpaid principal balance; in thousands):

	September 30, 2009			December 31, 2008
		Variable			Variable
Private-label MBS	Fixed Rate	Rate	Total	Fixed Rate	Rate	Total
Private-label RMBS
Prime	$473,648	$4,643	$478,291	$596,430	$4,811	$601,241
Alt-A	7,471	3,838	11,309	9,129	4,177	13,306

Total PL RMBS	481,119	8,481	489,600	605,559	8,988	614,547

Private-label CMBS
Prime	—	—	—	266,860	—	266,860

Total PL CMBS	—	—	—	266,860	—	266,860

Home Equity Loans
Subprime	453,025	113,399	566,424	504,565	132,135	636,700

Total Home Equity Loans	453,025	113,399	566,424	504,565	132,135	636,700

Manufactured Housing Loans
Subprime	208,566	—	208,566	229,738	—	229,738

Total Manufactured Housing Loans	208,566	—	208,566	229,738	—	229,738

Total UPB of private-label MBS	$1,142,710	$121,880	$1,264,590	$1,606,722	$141,123	$1,747,845

Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.

Impairment Analysis
Securities with a fair value below amortized cost basis are considered impaired. Determining whether a decline in fair value is OTTI requires significant judgment. The FHLBNY evaluates its individual held-to-maturity investment in private-label issued mortgage- and asset-backed securities for OTTI on a quarterly basis. As part of this process, the FHLBNY assesses if it has an intention to sell the security or it is more likely than not that it will be required to sell the impaired investment before recovery of its amortized cost basis.
To assess whether the entire amortized cost bases of the Bank’s private-label MBS will be recovered, the Bank performed cash flow analysis for 100% of the FHLBNY’s private-label MBS outstanding at September 30, 2009, including private-label MBS that were determined to be other-than-temporarily impaired in a previous reporting period. For more information about the Bank’s critical policies and procedures and the role of the OTTI Committee in the pricing and assessment of OTTI, see Note 1. Significant Accounting Policies and Estimates.
Based on the results of its cash flow analyses, the FHLBNY determined that it was likely that it will not fully recover the amortized cost bases of ten of its private-label MBS and, accordingly, these securities were deemed to be OTTI at September 30, 2009. The impaired securities included seven securities, with total unpaid principal balance of $124.7 million at September 30, 2009, that had previously been identified as OTTI and three securities, with total unpaid principal balance of $72.5 million at September 30, 2009, that were determined to be OTTI as of September 30, 2009. The cash flow analysis compared the present value of the cash flows expected to be collected from the ten securities to the securities’ amortized cost bases. The difference, the credit loss of $3.7 million, was recorded as a charge to current year third quarter earnings. The non-credit component of OTTI associated with the impairment in the third quarter was $26.5 million and was recorded as a loss in Accumulated other comprehensive income (loss). In all fifteen securities have been deemed OTTI through the current year third quarter. Thirteen impaired securities are insured by bond insurers, Ambac and MBIA. The Bank’s analysis of the two bond insurers concluded that future credit losses due to projected collateral shortfalls of the impaired securities would not be fully supported by the two bond insurers.
The cumulative credit impairment expenses recorded through earnings year-to-date September 30, 2009 was $14.3 million as a charge to earnings recorded in Other income (loss). The non-credit component of OTTI recorded in Accumulated other comprehensive income through the third quarter was $103.9 million. The Bank did not experience any OTTI during 2008 or 2007.
At December 31, 2008, the FHLBNY’s screening and monitoring process, which included pricing, credit rating and credit enhancement coverage, had identified 21 private-label MBS with weak performance measures indicating the possibility of OTTI. Bonds selected through the screening process were cash flow tested for credit impairment. Fourteen of the securities were determined to be impaired absent bond insurer support to meet scheduled cash flows in the future. The remaining securities were considered to be only temporarily impaired based on cash flow analysis. Based on financial analysis of the bond insurers it was deemed that Ambac and MBIA had the ability to meet future claims, and the fourteen bonds were determined to be also temporarily impaired at December 31, 2008.

In the first and second quarters of 2009, the FHLBNY also employed its screening procedures and identified private-label MBS with weaker performance measures. Bonds selected through the screening process were cash flow tested for credit impairment. Certain insured bonds that were determined to be credit impaired at December 31, 2008 absent insurer support were determined to be OTTI because of deteriorating financial conditions of MBIA and Ambac. First MBIA and then Ambac was downgraded and released financial information and results that the FHLBNY’s views resulted in the shortening of the bond insurance support period, a quantitative measure under the FHLBNY’s bond insurer analysis methodology. With the incremental shortening of the insurance support period of a credit impaired bond starting with the first quarter of 2009 because of deteriorating financial conditions at Ambac and MBIA, the FHLBNY recognized larger amounts of cash flow shortfalls at each of the quarters for certain insured bonds. Certain uninsured bonds were determined to be credit impaired also based on cash flow testing for credit impairment in the second and third quarters of 2009. Observed historical performance parameters of certain securities have deteriorated in 2009, and these factors have increased loss severities in the cash flow analyses of those private-label MBS.
The projected cash flows were based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined reflected the FHLBNY’s best estimate scenario.
Security vintage information — Industry analysis of delinquency performance of mortgage-backed securities indicates that loans supporting securities issued in 2005, 2006 and 2007 are exhibiting significantly higher delinquency rates than those supporting securities issued in earlier years. The FHLBNY believes the year of issuance or origination (vintage) of the collateral supporting MBS is an important factor in projecting cash flow performance and assessing their credit performance. The Bank’s private-label issued MBS (“PLMBS”) are relatively seasoned securities. At September 30, 2009 and December 31, 2008, the unpaid principal balances of securities issued in 2005 and 2006 totaled $159.2 million and $212.2 million, representing 12.5% and 12.1% of all private label MBS. The securities issued in 2005 and 2006 are residential mortgage-backed securities collateralized by loans to prime borrowers. One such residential mortgage-backed security issued in 2005 with an unpaid balance of $56.9 million has been determined to be OTTI. The fourteen other securities determined to be OTTI are MBS supported home equity loans collateralized by residential homes to subprime borrowers. These securities were all issued prior to 2005.
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
Remaining private-label held-to-maturity MBS — With respect to the Bank’s remaining investments, the Bank believes no OTTI exists. The Bank’s conclusion is based upon multiple factors: bond issuers’ continued satisfaction of their obligations under the contractual terms of the securities; the estimated performance of the underlying collateral; the evaluation of the fundamentals of the issuers’ financial condition; and the estimated support from the monoline insurers under the contractual terms of insurance. Management has not made a decision to sell such securities at September 30, 2009. Management has also concluded that it is more likely than not that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. Based on factors outlined above, the FHLBNY believes that the remaining securities classified as held-to-maturity were not other-than-temporarily impaired as of September 30, 2009.

However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market and spreads return to levels that reflect underlying credit characteristics, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the presumption of the ability of monoline insurers to support the insured securities identified at September 30, 2009 as dependent on insurance is negatively impacted by the insurers’ future financial performance, it would be likely that additional OTTI may be recognized in future periods.
The table below summarizes the key characteristics of the 15 OTTI securities at September 30, 2009) (dollars in thousands):

		September 30, 2009
		Insurer MBIA		Insurer Ambac		Uninsured		OTTI		Gross OTTI Losses
Security			Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Classification	Count	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

RMBS-Prime*	1	$—	$—	$—	$—	$56,867	$54,687	$(438)	$(2,766)	$(3,204)	$—
HEL Subprime*	14	35,616	20,653	181,995	117,651	62,461	38,392	(13,838)	(101,118)	—	(114,956)

Total	15	$35,616	$20,653	$181,995	$117,651	$119,328	$93,079	$(14,276)	$(103,884)	$(3,204)	$(114,956)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.
The table below summarizes the key characteristics of the securities that were deemed OTTI in the third quarter of 2009 (dollars in thousands):

		Q3 2009 activity
		Insurer MBIA		Insurer Ambac		Uninsured		OTTI		Gross OTTI Losses
Security			Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Classification	Count	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

RMBS-Prime*	—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
HEL Subprime*	10	13,304	7,680	121,435	79,700	62,460	38,392	(3,683)	(26,486)	—	(30,169)

Total	10	$13,304	$7,680	$121,435	$79,700	$62,460	$38,392	$(3,683)	$(26,486)	$—	$(30,169)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.
Bond insurer counterparty risks - The current weakened financial condition of Ambac Assurance Corp., (“Ambac”) and MBIA Insurance Corp (“MBIA”) creates a risk that these counterparties will fail to fulfill their claims paying obligations for certain insured private-label MBS owned by the FHLBNY. The FHLBNY has determined that the two monoline insurers are at risk with respect to their claims paying ability, and has also determined that the FHLBNY may rely on the two bond insurers to remain as viable financial guarantors until July 31, 2016 with respect to Ambac, and March 31, 2012 with respect to MBIA. The FHLBNY’s cash flow assessment has determined that absent bond insurance, certain private-label MBS will experience credit impairment in future periods, and has deemed such MBS as OTTI, and recorded credit impairment losses. If the financial condition of the two bond insurers worsens, it could result in a shortening of the length of time the securities could rely on the two bond insurers for cash flow support. This in turn would result in the recognition of additional credit impairment losses on securities already deemed OTTI.
The following table summarizes MBS insured by MBIA and Ambac, and identifies additional credit losses should the two bond insurers fail to provide any support effective September 2009. The analysis below is a point in time analysis and forecasted credit losses may be greater should the underlying collateral within the insured MBS perform worse than expected as of September 30, 2009 (in thousands):

		September 30, 2009
		Insurer MBIA			Cumulative OTTI Recorded		Additional
	No. of	Amortized	Carrying	Fair	Credit	Non-credit	Credit losses if zero
Ratings	Securities	Cost Basis	Value	Value	Loss	Loss	insurance assumed
Impaired	2	$30,242	$20,600	20,653	$(5,370)	$(10,075)	$(1,036)
Unimpaired	1	2,948	2,948	2,337	—	—	—

Total	3	$33,189	$23,548	$22,990	$(5,370)	$(10,075)	$(1,036)

		September 30, 2009
		Insurer Ambac			Cumulative OTTI Recorded		Additional
	No. of	Amortized	Carrying	Fair	Credit	Non-credit	Credit losses if zero
Ratings	Securities	Cost Basis	Value	Value	Loss	Loss	insurance assumed
Impaired	11	$174,462	$109,189	117,651	$(7,411)	$(68,040)	$(5,804)
Unimpaired	2	36,400	36,400	22,853	—	—	—

Total	13	$210,862	$145,590	$140,504	$(7,411)	$(68,040)	$(5,804)

The following table presents additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating at September 30, 2009 (in thousands):

	September 30, 2009
	Unpaid Principal Balance
						Below		Gross
	Ratings					Investment	Amortized	Unrealized		Total OTTI
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Grade	Cost	(Losses)	Fair Value	Losses
RMBS
Prime
2006	$70,033	$—	$—	$42,949	$—	$27,084	$69,330	$(4,547)	$64,783	$—
2005	89,168	32,301	—	—	—	56,867	87,025	(924)	86,101	(3,204)
2004 and earlier	319,090	305,225	13,865	—	—	—	317,752	(4,653)	313,454	—

Total RMBS Prime	478,291	337,526	13,865	42,949	—	83,951	474,107	(10,124)	464,338	(3,204)

Alt-A
2004 and earlier	11,309	11,309	—	—	—	—	11,312	(975)	10,337	—

Total RMBS	489,600	348,835	13,865	42,949	—	83,951	485,419	(11,099)	474,675	(3,204)

CMBS
Prime
2004 and earlier	—	—	—	—	—	—	—	—	—	—

HEL
Subprime
2004 and earlier	566,424	213,943	93,704	52,119	44,629	162,029	552,379	(168,624)	383,755	(114,956)

Manufactured Housing Loans
Subprime
2004 and earlier	208,566	—	208,566	—	—	—	208,544	(46,536)	162,008	—

Total PLMBS	$1,264,590	$562,778	$316,135	$95,068	$44,629	$245,980	$1,246,342	$(226,259)	$1,020,438	$(118,160)

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

	September 30, 2009
		Original
	Weighted-	Weighted-	Weighted-	Weighted-Average
	Average Market	Average Credit	Average Credit	Collateral
Private-label MBS	Price [1]	Support %	Support %	Delinquency %
RMBS
Prime
2006	$92.50	3.73%	5.16%	3.79%
2005	96.56	2.72	3.78	1.69
2004 and earlier	98.23	1.57	2.73	0.49

Total RMBS Prime	97.08	2.10	3.28	1.20

Alt-A
2004 and earlier	91.40	10.56	32.08	8.66

Total RMBS	96.95	2.30	3.95	1.37

CMBS
Prime
2004 and earlier	—	—	—	—

HEL
Subprime
2004 and earlier	67.75	57.97	65.32	16.35

Manufactured Housing Loans
Subprime
2004 and earlier	77.68	58.01	55.91	3.54

Total Private-label MBS	$80.69	36.42%	40.00%	8.44%

[1]	Represents weighted-average market price based on par equaling $100.00. Combined weighted-average collateral delinquency rates is calculated based on UPB amount.
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

External ratings are just one factor that is considered in analyzing if a security is other-than-temporarily impaired. The table below compares delinquency percentage across PLMBS security types, ratings and gross unrealized losses. (dollars in thousands):

	September 30, 2009			December 31, 2008
		Gross	Weighted-Average		Gross	Weighted-Average
	Amortized	Unrealized	Collateral	Amortized	Unrealized	Collateral
Private-label MBS	Cost	(Losses)	Delinquency % [1]	Cost	(Losses)	Delinquency % [1]
RMBS
Prime
Rated Triple A	$336,135	$(5,210)	0.46%	$495,744	$(20,500)	0.48%
Rated Double A	13,588	—	—	—	—	—
Rated Single A	42,546	(1,801)	2.64	62,401	(12,027)	0.76
Rated Triple B	—	—	—	38,451	(8,517)	1.01
Below Investment Grade	81,838	(3,113)	3.61	—	—	—

Total of RMBS Prime	474,107	(10,124)	1.20	596,596	(41,044)	0.54

Alt-A
Rated Triple A	11,312	(975)	8.66	13,310	(1,662)	10.56

Total of RMBS	485,419	(11,099)	1.37	609,906	(42,706)	0.76

CMBS
Prime
Rated Triple A	—	—	—	266,994	(127)	—

HEL
Subprime
Rated Triple A	212,819	(62,676)	16.73	346,541	(105,673)	13.54
Rated Double A	93,690	(24,923)	11.03	—	—	—
Rated Single A	50,073	(17,953)	15.58	130,277	(50,977)	5.68
Rated Triple B	43,496	(15,848)	11.71	159,648	(67,419)	15.96
Below Investment Grade	152,301	(47,224)	20.46	—	—	—

Total of HEL Subprime	552,379	(168,624)	16.35	636,466	(224,069)	12.53

Manufactured Housing Loans
Subprime
Rated Double A	208,544	(46,536)	3.54	229,714	(75,418)	1.88

Grand Total	$1,246,342	$(226,259)	8.44%	$1,743,080	$(342,320)	5.08%

[1]	Weighted-average collateral delinquency rate is determined based on the underlying loans that are 60 days or more past due. The reported delinquency percentage represents weighted-average based on the dollar amounts of the individual securities in the category and their respective delinquencies. Combined weighted-average collateral delinquency rates are calculated based on UPB amount.

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
The following provides a rollforward analysis of the memo First Loss Account (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Beginning balance	$13,948	$13,328	$13,765	$12,947
Additions	19	234	216	615
Charge-offs	—	(20)	(14)	(20)

Ending balance	$13,967	$13,542	$13,967	$13,542

The First Loss Account (“FLA”) memorializes the first tier of credit exposure and is neither an indication of inherent losses in the loan portfolio nor a loan loss reserve.
Mortgage insurer risk — Credit enhancement is the obligation of the Participating Financial Institution (“PFI”). The PFI’s credit enhancement amount represents a contingent liability to pay the credit losses with respect to the loans purchased by the FHLBNY. In certain instances, the PFI is required under the MPF agreement to purchase supplemental mortgage insurance (“SMI”). The PFI may also require the borrower to purchase private mortgage insurance (“PMI”). Under the MPF program, all insurer providers are required to maintain a credit rating of double-A or better. If a PMI provider is downgraded, the FHLBNY may request the servicer to obtain replacement PMI coverage with a different provider. If a SMI provider is downgraded below a double-A rating, the PFI is required to replace the SMI policy or to provide its own undertaking equivalent to the SMI coverage. As of August 7, 2009, this requirement has been temporarily waived by the FHFA, the FHLBanks’ regulators, for a period of one year for existing loans and six months for new loans with certain conditions, including evaluation of the claims paying ability of SMI providers. This waiver recognizes the fact that currently there is no mortgage insurer that underwrites SMI is rated the second highest rating category or better by any Nationally Recognized Statistical Rating Organization (“NRSRO”).

The FHLBNY has purchased certain loans for which the PFI has either purchased SMI or the borrower has purchased PMI from Mortgage Guaranty Insurance Corporation (“MGIC”). The amounts of such loans were not significant at September 30, 2009 or December 31, 2008. S&P rates MGIC as a double-B mortgage insurer.
The allowance for credit losses with respect to the mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Beginning balance	$2,760	$879	$1,406	$633
Charge-offs	—	(4)	(14)	(4)
Provision for credit losses on mortgage loans	598	(31)	1,966	215

Ending balance	$3,358	$844	$3,358	$844

Nonperforming mortgage loans represent conventional mortgage loans that are placed on non-accrual and nonperforming status when the collection of contractual principal or interest from the borrower is 90 days or more past due. Loans (excluding Federal Housing Administration and Veterans Administration insured loans) that are 90 days or more past due are considered as non-accrual. Other than the non-accrual loans, no mortgage loans or advances were impaired at September 30, 2009 or December 31, 2008.
Nonperforming mortgage loans and mortgage loans 90 days or more past due and still accruing were as follows (in thousands):

	September 30, 2009	December 31, 2008

Mortgage loans, net of provisions for credit losses	$1,336,228	$1,457,885

Non-performing mortgage loans held-for-portfolio	$12,642	$4,792

Mortgage loans past due 90 days or more and still accruing interest	$697	$507

The FHLBNY’s interest contractually due and actually received for nonperforming mortgage loans held-for-portfolio was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Interest contractually due [1]	$200	$54	$505	$122
Interest actually received	179	46	452	102

Shortfall	$21	$8	$53	$20

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.

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
The following table summarizes the FHLBNY’s credit exposure by counterparty credit rating (in thousands, except number of counterparties).

	September 30, 2009
			Total Net
	Number of	Notional	Exposure at	Net Exposure (3)
Credit Rating	Counterparties	Balance	Fair Value	after Cash Collateral

AAA	1	$14,153,165	$—	$—
AA	6	29,922,203	—	—
A	8	90,491,420	—	—
Members (Notes 1 and 2)	2	140,000	9,092	9,092
Delivery Commitments		11,843	—	—

Total	17	$134,718,631	$9,092	$9,092

	December 31, 2008
			Total Net
	Number of	Notional	Exposure at	Net Exposure (3)
Credit Rating	Counterparties	Balance	Fair Value	after Cash Collateral

AAA	1	$9,167,456	$—	$—
AA	6	39,939,946	—	—
A	7	78,656,536	64,890	3,681
Members (Notes 1 and 2)	3	150,000	16,555	16,555
Delivery Commitments	—	10,395	—	—

Total	17	$127,924,333	$81,445	$20,236

Note 1:	Fair values of $9.1 million and $16.6 million comprising of intermediated transactions with members and interest-rate caps sold to members (with capped floating-rate advances) were collateralized at September 30, 2009 and December 31, 2008.
Note 2:
The FHLBNY’s loan and collateral agreements with its members give the FHLBNY a security interest in the obligations of members, who are required to pledge collateral to secure advances and derivatives purchased by the FHLBNY as an intermediary on behalf of its members. The FHLBNY has also established collateral maintenance levels that are intended to help ensure that the FHLBNY has sufficient collateral to cover credit extensions and reasonable expenses arising from potential collateral liquidation and other unknown factors. Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate-related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest.

As a result of the loan and collateral agreements with its members, the FHLBNY believes that its maximum credit exposure due to the intermediated transactions was $0 at September 30, 2009 and December 31, 2008.

Note 3:	As reported in the Statements of Condition.

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
Exposure — At September 30, 2009, the FHLBNY’s credit risk was $9.1 million after recognition of cash collateral held by the FHLBNY. The comparable exposure was $20.2 million at December 31, 2008. In determining credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY attempts to mitigate its exposure by requiring derivative counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. At September 30, 2009, the fair values of derivatives in a gain position were below the threshold and derivative counterparties pledged no cash to the FHLBNY. At December 31, 2008, derivative counterparties had pledged $61.2 million in cash as collateral to the FHLBNY.
At September 30, 2009, the FHLBNY had posted $2.5 billion in cash as collateral to derivative counterparties to mitigate derivatives in a net fair value liability (unfavorable) position. The FHLBNY is exposed to the extent that a counterparty may not re-pay the posted cash collateral to the FHLBNY under unforeseen circumstances, such as bankruptcy; in such an event the FHLBNY would then exercise its rights under the “International Swaps and Derivatives Association agreement” (“ISDA”) to replace the derivatives in a liability position (gain position for the acquiring counterparty) with another available counterparty in exchange for cash delivered to the FHLBNY. To the extent that the fair values of the replacement derivatives are less than the cash collateral posted, the FHLBNY may not receive cash equal to the amount posted received.
Derivative counterparty ratings — The Bank’s credit exposures at September 30, 2009, in a gain position were to member institutions on whose behalf the FHLBNY had acted as an intermediary or had sold interest rate caps, at the request of members, to create capped floating rate advance borrowings. The exposures were collateralized under standard collateral agreements with the FHLBNY’s member. Acting as an intermediary, the Bank had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties.
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
Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below (in millions):

	Average Deposit	Average Actual
For the quarters ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2009	$2,189	$55,890	$53,701
June 30, 2009	2,190	57,886	55,696
March 31, 2009	1,753	63,267	61,514
December 31, 2008	2,022	66,246	64,224
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

The following table summarizes operational liquidity (in millions):

	Average Balance Sheet	Average Actual
For the quarters ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2009	$18,348	$22,205	$3,857
June 30, 2009	11,925	25,904	13,979
March 31, 2009	9,543	20,893	11,350
December 31, 2008	8,226	14,827	6,601
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
The following table summarizes contingency liquidity (in millions):

	Average Five Day	Average Actual
For the quarters ended	Requirement	Contingency Liquidity	Excess
September 30, 2009	$2,962	$16,676	$13,714
June 30, 2009	11,877	21,030	9,153
March 31, 2009	7,443	18,709	11,266
December 31, 2008	4,727	12,930	8,203
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
The FHLBNY met the qualifying unpledged asset requirements in each of the periods reported as follows (in thousands):

	September 30, 2009	December 31, 2008
Consolidated Obligations:
Bonds	$69,670,836	$82,256,705
Discount Notes	38,385,244	46,329,906

Total consolidated obligations	108,056,080	128,586,611

Unpledged assets
Cash	1,189,158	18,899
Less: Member pass-through reserves at the FRB	(27,125)	(31,003)
Secured Advances [1]	95,944,732	109,152,876
Investments [1]	18,740,856	26,364,661
Mortgage loans	1,336,228	1,457,885
Accrued interest receivable on advances and investments	354,934	492,856
Less: Pledged Assets	(2,178)	(2,669)

	117,536,605	137,453,505

Excess unpledged assets	$9,480,525	$8,866,894

[1]	At September 30, 2009, the Bank pledged $2.2 million to the FDIC see Note 4- Held-to-maturity securities. The Bank also provided to the U.S. Treasury a listing of $17.8 billion in advances with respect to a lending agreement. See Note 17 — Commitments and Contingencies.

Mortgage investment authority
Finance Agency investment regulations limit the holding of mortgage-backed securities to 300% of capital. The FHLBNY was in compliance with the regulations for all periods reported.

	September 30, 2009		December 31, 2008
	Actual	Limits	Actual	Limits

Mortgage securities investment authority [1]	207%	300%	207%	300%

[1]	The measurement date is on a one-month “look-back” basis.
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
The credit ratings of the FHLBNY and changes thereof were as follows at September 30, 2009.
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

Legislative and Regulatory Developments
Finance Agency Examination Guidance—Examination for Accounting Practices. On October 27, 2009, the Finance Agency issued examination guidance and standards, which are effective immediately, relating to the accounting practices (Examination Guidance) of Fannie Mae, Freddie Mac and the FHLBanks (collectively, the Housing GSEs), consistent with the safety and soundness responsibilities of the Finance Agency. The areas addressed by the Examination Guidance include: 1) accounting policies and procedures; 2) Audit Committee; 3) independent internal audit function; 4) accounting staff; 5) financial statements; 6) external auditor; and 7) review of audit and accounting functions. This Examination Guidance is not intended to be in conflict with statutes, regulations, and/or GAAP. Additionally, this Examination Guidance is not intended to relieve or minimize the decision-making responsibilities, or regulated duties and responsibilities of a Housing GSE’s management, Board of Directors or Committees thereof.
Principles for Executive Compensation at the FHLBanks and Office of Finance. On October 27, 2009, the Finance Agency issued Advisory Bulletin 2009-AB-02, which is effective immediately, outlining five guiding principles for sound incentive compensation practices to which the FHLBanks and the Office of Finance should adhere in setting executive compensation policies and practices. These principles are: 1) executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions; 2) executive incentive compensation should be consistent with sound risk management and preservation of the par value of the FHLBank’s capital stock; 3) a significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome-indicators; 4) a significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon performance over several years; and 5) the board of directors of each FHLBank and the Office of Finance should promote accountability and transparency in the process of setting compensation. In evaluating compensation at the FHLBanks and the Office of Finance, the Finance Agency will consider the extent to which an executive’s compensation is consistent with these principles.
FHLBank Directors’ Compensation and Expenses. On October 23, 2009, the Finance Agency issued a proposed rule to implement Section 1202 of the Housing Act, allowing each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the Finance Agency (Director) to object to, and to prohibit prospectively, compensation and/or expenses that the Director determines are not reasonable. The proposed rule would add section 1261 to Title 12 of the Code of Federal Regulations, to articulate the general standard under which the FHLBanks may compensate their directors and to establish reporting requirements with respect to how the FHLBanks compensate their directors. The Finance Agency will accept written comments on or before December 7, 2009.
Temporary Liquidity Guarantee Program. On October 23, 2009, the FDIC published in the Federal Register a final rule concerning the termination of the Debt Guarantee Program (DGP), a component of the Temporary Liquidity Guarantee Program (TLGP). For most insured depository institutions and other entities participating in this program, the DGP concluded on October 31, 2009, with the FDIC’s guarantee expiring no later than December 31, 2012. The final rule establishes a limited six-month emergency guarantee facility for entities that (following the termination of the DGP) become unable to issue non-guaranteed debt to replace maturing senior unsecured debt due to market disruptions or other circumstances beyond their control. This emergency guarantee facility is available to qualified entities on an application basis and is subject to such restrictions and conditions as the FDIC deems appropriate. If an entity’s application is approved, the FDIC will guarantee the applicant’s senior unsecured debt issued on or before April 20, 2010. The FDIC’s guarantee of such debt will extend through the earliest of the mandatory conversion date (for mandatory convertible debt), the stated maturity date or December 31, 2012. Debt guaranteed under the emergency guarantee facility will be subject to an annualized assessment rate equal to a minimum of 300 basis points.

FHLBanks’ Boards of Directors: Eligibility and Elections. On October 7, 2009, the Finance Agency adopted a final regulation, which became effective on November 6, 2009. The final regulation largely codifies the interim final regulation previously issued by the Finance Agency on September 26, 2008. Changes in the final regulation included provisions: (1) requiring each FHLBank’s board of directors to annually determine how many of its independent directors should be designated public interest directors (provided that each FHLBank at all times has at least two public interest directors); (2) stating that where an FHLBank’s board of directors acts to fill a member director vacancy that occurs mid-term, that eligible candidates for such a position must be officers or directors of a member institution at the time the FHLBank board of directors acts, not as of the prior year-end; and (3) permitting an FHLBank that nominates more than one nominee for each open independent director position to declare elected the nominee who receives the highest number of votes, even if the total votes received is less than 20 percent of the eligible votes.
Statement of Policy on Qualifications for Failed Bank Acquisitions. On September 2, 2009, the FDIC issued a final statement of policy, effective on August 26, 2009, providing guidance to private capital investors interested in acquiring or investing in failed insured depository institutions regarding the terms and conditions for such investments or acquisitions. This guidance applies to 1) private capital investors in certain companies that seek to assume deposit liabilities or both such deposit liabilities and assets from a failed insured depository institution and 2) private capital investors involved in applications for deposit insurance in conjunction with de novo charters issued in connection with the resolution of failed insured depository institutions. Additionally, this final statement of policy provides, among other measures, standards for capital support of an acquired depository institution; an agreement to a cross guarantee over substantially commonly-owned depository institutions; limits on transactions with affiliates; maintenance of continuity of ownership; and avoidance of secrecy law jurisdictions as investment channels, absent consolidated home country supervision.
Capital Classifications and Critical Capital Levels for the FHLBanks. The Finance Agency issued a final rule, effective August 4, 2009, to implement certain provisions of the Housing Act that require the Director of the Finance Agency to establish criteria based on the amount and type of capital held by an FHLBank for each of the following capital classifications: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. This regulation defines critical capital levels for the FHLBanks, establishes the criteria for each of the capital classifications identified in the Housing Act and implements the Finance Agency’s prompt correction action authority over the FHLBanks. The Finance Agency may, in its discretion, otherwise determine to classify an FHLBank as less-than-adequately capitalized. On July 20, 2009, the Finance Agency published Advisory Bulletin 2009-AB-01 which identified preliminary FHLBank capital classifications as a form of supervisory correspondence that should be treated by an FHLBank as unpublished information. Under this Advisory Bulletin, preliminary FHLBank capital classifications should be publicly disclosed only if the information is material to that FHLBank’s financial condition and business operations, provided that the disclosure is limited to a recital of the factual content of the unpublished information. (See Note 11—Capital for the FHLBanks’ compliance with the final rule requirements.)
Board of Directors of FHLBank System Office of Finance. On August 4, 2009, the Finance Agency issued a proposed rule related to the reconstitution and strengthening of the Office of Finance Board of Directors. To achieve this goal, the proposed regulation would increase the size of the Office of Finance Board of Directors, create a fully independent audit committee, provide for the creation of other committees and set a method for electing independent directors, along with setting qualifications for these directors. The Office of Finance is governed by a board of directors, the composition and functions of which are determined by the Finance Agency’s regulations. Under existing Finance Agency regulation, the Office of Finance Board of Directors is made up of two FHLBank Presidents and one independent director (currently vacant). The Finance Agency has proposed that all twelve FHLBank Presidents be members of the Office of Finance Board of Directors, along with three to five independent directors. The independent directors would comprise the audit committee of the Office of Finance Board of Directors with oversight responsibility for the combined financial reports. Under the proposed rule, the audit committee of the Office of Finance would be responsible for ensuring that the FHLBanks adopt consistent accounting policies and procedures so that the combined financial reports will continue to be accurate and meaningful. On October 2, 2009, the Finance Agency extended the comment period for this proposed rule from October 5, 2009 to November 4, 2009.

FHLBank Collateral for Advances and Interagency Guidance on Nontraditional Mortgage Products. On August 4 2009, the Finance Agency issued a notice of study and recommendations related to the FHLBanks’ advances collateral. The Housing Act requires the Director of the Finance Agency to conduct a study, which must be submitted to the U.S. Congress, on the extent to which loans and securities used as collateral to support FHLBank advances are consistent with the federal financial institution regulatory agencies’ interagency guidance on nontraditional mortgage products and the Finance Agency also addressed their statement on subprime mortgage lending. Furthermore, the study must consider and recommend any additional regulations, guidance, advisory bulletins or other administrative actions necessary to ensure that the FHLBanks are not supporting loans with predatory characteristics. Comments on this study and recommendations were due to the Finance Agency by October 5, 2009.
Affordable Housing Program Amendments: FHLBank Mortgage Refinancing Authority. On August 4, 2009, the Finance Agency published a second interim final rule related to authorization for the FHLBanks to provide the existing AHP subsidy through their members to assist in the refinancing of low or moderate income households’ mortgages under certain federal, state and local programs for targeted refinancing. The first interim final rule authorized such subsidies to those qualifying under the Hope for Homeowners Program. The second interim final rule expands the program to other government eligible programs, including the Making Home Affordable Refinancing program. The authority was provided in the Housing Act on a temporary basis until July 30, 2010. While this rule is effective immediately, the Finance Agency accepted public comments on the second interim final rule by October 5, 2009.
Record Retention. On August 4, 2009, the Finance Agency issued a proposed rule that would require Freddie Mac, Fannie Mae, the FHLBanks and the Office of Finance to establish and maintain a record retention program to ensure that records are readily accessible for examination and other supervisory purposes. This proposed regulation seeks to assure strong record maintenance and availability for the security of these entities and to facilitate effective supervision. Comments on this proposed rule were due to the Finance Agency by October 5, 2009.
Money Market Fund Reform. On July 8, 2009, the Securities and Exchange Commission (SEC) published a proposed rule on money market fund reform. The proposed reforms include the imposition of new liquidity requirements for money market funds. As proposed, agency securities, including certain FHLBank securities, would not be considered liquid assets for purposes of meeting the proposed liquidity requirements. If these requirements were adopted as proposed, money market fund demand for FHLBank consolidated discount notes could decrease. Comments on this proposed rule were due to the SEC by September 8, 2009.
Proposed Rule to Amend FHLBank Membership for Community Development Financial Institutions (CDFIs). On May 15, 2009, the Finance Agency published a proposed rule to amend its membership regulations to authorize non-federally insured CDFIs to become members of an FHLBank. The newly-eligible CDFIs include community development loan funds, community development venture capital funds and state-chartered credit unions without federal insurance. The proposed rule sets forth the eligibility and procedural requirements for CDFIs that wish to become members of an FHLBank. Comments on this proposed rule were due to the Finance Agency by July 14, 2009.

Guidance for Determining Other-Than-Temporary Impairment. On April 28, 2009 and May 7, 2009, the Finance Agency provided the FHLBanks with guidance on the process for determining OTTI with respect to the FHLBanks’ holdings of private-label MBS and the FHLBanks’ first quarter 2009 adoption of new U.S. GAAP regarding OTTI on investment securities. The goal of this guidance was to promote consistency among all FHLBanks for determining OTTI for private-label MBS, based on the understanding that investors in the FHLBanks’ consolidated obligations could better understand and utilize the information in the FHLBanks’ combined financial reports if it is prepared on a more consistent basis. In order to achieve this goal and move to a common analytical framework, and recognizing that several FHLBanks intended to early adopt the new U.S. GAAP regarding OTTI on investment securities, the Finance Agency guidance required all FHLBanks to early adopt this new accounting treatment effective January 1, 2009 and, for purposes of making OTTI determinations beginning with the first quarter of 2009, to use a consistent set of key modeling assumptions and specified third-party models. For a discussion of the FHLBanks’ implementation of this OTTI guidance, see “Critical Accounting Estimates-OTTI for Investment Securities.”
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
In accordance with the guidance provided by the OTTI Governance Committee, an FHLBank may engage another FHLBank to perform the cash flow analyses underlying its OTTI determinations. Each FHLBank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs and methodologies used, as well as performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold common private-label MBS are required to consult with one another to ensure that any decision that a commonly-held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks.
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
Risk Measurements. The FHLBNY’s Risk Management Policy sets up a series of risk limits that the FHLBNY calculates on a regular basis. The risk limits are as follows:
•	The option-adjusted DOE is limited to a range of +/- four years in the rates unchanged case and to a range of +/- six years in the +/-200bps shock cases. Due to the low interest rate environment beginning in early 2008, the -200bps shock was restricted during the quarter end to -100bps for September 2008. The DOE downshock limits were adjusted in those cases to +/-5.00 years in September. In December 2008, March 2009, June 2009 and September 2009 rates were too low for a constrained downshock and the test was not performed.
•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.
•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under both the +/-200bps shocks compared to the rates unchanged case.
•	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.
•	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-12 months.

The FHLBNY’s portfolio, including its derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure. The FHLBNY’s last five quarterly DOE results are shown in years in the table below (note that, due to the on-going low interest rate environment there was no downshock measurement performed between the fourth quarter of 2008 and the third quarter of 2009):

	Base Case DOE	-200bps DOE	+200bps DOE
September 30, 2008	0.39	-2.51	1.66
December 31, 2008	-2.05	N/A	1.44
March 31, 2009	-2.24	N/A	1.23
June 30, 2009	-0.83	N/A	1.67
September 30, 2009	-0.39	N/A	3.88
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

One Year Re-
pricing Gap
September 30, 2008	$3.359 Billion
December 31, 2008	$9.764 Billion
March 31, 2009	$7.593 Billion
June 30, 2009	$5.936 Billion
September 30, 2009	$5.480 Billion

The FHLBNY’s review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. The FHLBNY projects asset and liability volumes and spreads over a one-year horizon and then simulates expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the FHLBNY has too much exposure in its net interest income over the coming twelve-month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of the FHLBNY’s expected net interest income under both +/-200bps shocks over the next twelve months is provided in the table below (note that, due to the on-going low interest rate environment the downshock measurement was not performed between the fourth quarter of 2008 and the third quarter of 2009):

	Sensitivity in	Sensitivity in
	the -200bps	the +200bps
	Shock	Shock
September 30, 2008	3.18%	-5.91%
December 31, 2008	N/A	24.73%
March 31, 2009	N/A	13.11%
June 30, 2009	N/A	0.43%
September 30, 2009	N/A	9.23%
Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes including optionality and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (note that, due to the on-going low interest rate environment the downshock measurement was not performed between the fourth quarter of 2008 and the third quarter of 2009):

	Downshock	+200bps Change in
	Change in MVE	MVE
September 30, 2008	-0.72%	-2.50%
December 31, 2008	N/A	-0.43%
March 31, 2009	N/A	1.01%
June 30, 2009	N/A	-1.81%
September 30, 2009	N/A	-4.68%
As noted, the potential declines under these shocks are within the FHLBNY’s limits of a maximum 10 percent.

The following table displays the FHLBNY’s maturity/repricing gaps as of September 30, 2009 (in millions):

	Interest Rate Sensitivity
	September 30, 2009
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$10,354	$174	$410	$243	$540
MBS Investments	6,580	1,365	2,681	891	649
Adjustable-rate loans and advances	15,530	—	—	—	—

Net unswapped	32,464	1,539	3,091	1,134	1,190

Fixed-rate loans and advances	9,332	4,198	18,841	8,732	34,969
Swaps hedging advances	63,711	(3,449)	(16,873)	(8,448)	(34,940)

Net fixed-rate loans and advances	73,042	749	1,968	284	29
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$105,506	$2,288	$5,059	$1,418	$1,218

Interest-bearing liabilities:
Deposits	$2,287	$—	$—	$—	$—

Discount notes	36,617	1,768	—	—	—
Swapped discount notes	1,576	(1,576)	—	—	—

Net discount notes	38,193	192	—	—	—

Consolidated Obligation Bonds
FHLB bonds	19,320	18,270	23,178	4,839	3,242
Swaps hedging bonds	40,906	(16,855)	(19,074)	(3,637)	(1,340)

Net FHLB bonds	60,227	1,415	4,104	1,202	1,902

Total interest-bearing liabilities	$100,707	$1,607	$4,104	$1,202	$1,902

Post hedge gaps[1]:
Periodic gap	$4,799	$681	$955	$216	$(684)
Cumulative gaps	$4,799	$5,480	$6,436	$6,652	$5,968
Note: Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

The following tables display the FHLBNY’s maturity/repricing gaps as of December 31, 2008 (in millions):

	Interest Rate Sensitivity
	December 31, 2008
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$18,298	$405	$404	$126	$259
MBS Investments	6,938	2,940	1,801	350	209
Adjustable-rate loans and advances	20,206	—	—	—	—

Net unswapped	45,442	3,345	2,206	475	468

Fixed-rate loans and advances	21,972	3,725	14,712	7,539	35,226
Swaps hedging advances	56,677	(2,842)	(11,801)	(6,864)	(35,170)

Net fixed-rate loans and advances	78,649	882	2,911	675	56
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$124,091	$4,227	$5,117	$1,151	$524

Interest-bearing liabilities:
Deposits	$1,497	$15	$—	$—	$—

Discount notes	43,981	2,348	—	—	—
Swapped discount notes	2,031	(2,031)	—	—	—

Net discount notes	46,012	318	—	—	—

Consolidated Obligation Bonds
FHLB bonds	36,367	16,153	19,613	5,405	3,441
Swaps hedging bonds	32,833	(14,640)	(13,571)	(3,178)	(1,445)

Net FHLB bonds	69,200	1,513	6,043	2,227	1,996

Total interest-bearing liabilities	$116,709	$1,846	$6,043	$2,227	$1,996

Post hedge gaps[1]:
Periodic gap	$7,382	$2,382	$(926)	$(1,076)	$(1,472)
Cumulative gaps	$7,382	$9,764	$8,837	$7,761	$6,289
Note: Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4T. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at September 30, 2009. Based on this evaluation, they concluded that as of September 30, 2009, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, the FHLBNY is involved in disputes or regulatory inquiries that arise in the ordinary course of business. At the present time, there are no material pending legal proceedings against the FHLBNY.
Information about a legal proceeding involving certain property of the FHLBNY was previously disclosed in Part I, Item 3 of the FHLBNY’s 2008 Annual Report on Form 10-K filed on March 27, 2009. At that time, the FHLBNY reported that, on September 15, 2008, an event of default occurred under outstanding derivative contracts with a notional amount of $16.5 billion between Lehman Brothers Special Financing Inc. (“LBSF”) and the Bank when credit support provider Lehman Brothers Holdings Inc. (“LBHI”) commenced a case under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). LBSF commenced a case under Chapter 11 of the Bankruptcy Code on October 3, 2008. The Bank had pledged $509.6 million to LBSF in cash as collateral. The Bank had certain obligations due to LBSF as of September 30, 2008. The net amount that was due to the Bank after giving effect to obligations due to LBSF was approximately $64.5 million as of September 30, 2008. As such, the Bank has fully reserved the LBSF receivables as the bankruptcies of LBSF and LBHI make the timing and the amount of the recovery uncertain.
On September 22, 2009, the FHLBNY filed a proof of claim of $64.5 million as a creditor in connection with the bankruptcy proceedings. It is possible that, in the course of the bankruptcy proceedings, the FHLBNY may recover some amount in a future period. However, because the timing and the amount of such recovery remains uncertain, the Bank has not recorded any estimated gain in its financial statements. The amount that the Bank actually recovers will ultimately be decided in the course of the bankruptcy proceedings.
Item 1A. RISK FACTORS
In addition to the Risk Factor set forth below, please refer to the Risk Factor section in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2009. Except for the below discussion, there have been no material changes from risk factors previously disclosed in our Form 10-K.
The FHLBNY relies on monoline bond insurer counterparties to provide insurance against the credit impairment of investments in certain private-label mortgage backed securities held by the FHLBNY. However, the continuing weakened financial condition of Ambac Assurance Corp. (“Ambac”) and MBIA Insurance Corp (“MBIA”) creates a risk that these counterparties may fail to fulfill their obligations to reimburse the FHLBNY for claims under certain insurance policies. In turn, this may lead to the recognition of additional credit impairment on the FHLBNY’s portfolio of private-label insured mortgage-backed securities.
The FHLBNY has determined that Ambac and MBIA are at risk with respect to their claims paying ability and their ability to perform as a financial guarantor. As a result, the FHLBNY has determined that the FHLBNY may rely on these bond insurers to remain as viable financial guarantors until July 31, 2016 with respect to Ambac, and until March 31, 2012 with respect to MBIA. The Bank has determined that absent bond insurance, certain private-label MBS will experience credit impairment in future periods, and the FHLBNY has deemed such MBS as OTTI and has recorded credit impairment losses. If the ability of the two bond insurers to fulfill their obligations to the FHLBNY worsens, it could result in the shortening of the length of time the securities could rely on the two bond insurers for cash flow support in future periods. This in turn would result in the recognition of additional credit impairment losses on securities deemed to be OTTI at September 30, 2009.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
See Current Report on Form 8-K filed on August 27, 2009, which describes the election of certain members of the Board of Directors of the Bank, each of whom was elected pursuant to rules governing the election of the Federal Home Loan Bank directors and which rules did not require the submission of a vote to security holders.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Exhibit No.	Identification of Exhibit

3.01	Amended Bylaws (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 23, 2009)

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.01	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF NEW YORK (Registrant)
By:	/s/ Patrick A. Morgan
Patrick A. Morgan
Senior Vice President and Chief Financial Officer Federal Home Loan Bank of New York (on behalf of the Registrant and as Principal Financial Officer)
Date: November 13, 2009