Form 10-K
period 2009-12-31
Federal Home Loan Bank of New York
filed 2010-03-25
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2009, the aggregate par value of the common stock held by members of the registrant was approximately $5,370,279,100. At February 28, 2010, 49,148,524 shares of common stock were outstanding.

Federal Home Loan Bank of New York
2009 Annual Report on Form 10-K

ITEM 1. BUSINESS.
General
The Federal Home Loan Bank of New York (“FHLBNY” or “the Bank”) is a federally chartered corporation, exempt from federal, state and local taxes except real property taxes. It is one of twelve district Federal Home Loan Banks (“FHLBanks”). The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”). Each FHLBank is a cooperative owned by member institutions located within a defined geographic district. The members purchase capital stock in the FHLBank and generally receive dividends on their capital stock investment. The FHLBNY’s defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. The FHLBNY provides a readily available, low-cost source of funds for its member institutions. The FHLBNY does not have any wholly or partially owned subsidiaries, nor does it have an equity position in any partnerships, corporations, or off-balance-sheet special purpose entities. The Bank does have two grantor trusts related to employee benefits programs, and these are more fully described in Note 16 — Employee Retirement Plans to the audited financial statements.
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
The FHLBNY combines private capital and public sponsorship as a GSE to provide its member financial institutions with a reliable flow of credit and other services for housing and community development. By supplying additional liquidity to its members, the FHLBNY enhances the availability of residential mortgages and community investment credit.
Members of the FHLBNY must purchase FHLBNY stock according to regulatory requirements. (For more information, see Note 11 — Mandatorily redeemable capital stock and Note 13 — Capital to the audited financial statements). The business of the cooperative is to provide liquidity for our members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, the Bank operates such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district. All members are required to purchase capital stock in FHLBNY as a condition of membership. For the year ending December 31, 2009, community financial institutions are defined as FDIC-insured depository institutions having average total assets of $1.0 billion. Annually, the Federal Housing Finance Agency (“Finance Agency”), formerly the Federal Housing Finance Board (“Finance Board”), will adjust the total assets “cap” to reflect any percentage increase in the preceding year’s Consumer Price Index.
A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired an FHLBNY member. Because the Bank operates as a cooperative, the FHLBNY conducts business with related parties in the normal course of business and considers all members and non-member stockholders as related parties in addition to the other FHLBanks. (For more information, see Note 20 — Related party transactions to the audited financial statements. See also Item 13 — Certain Relationships and Related Transactions, and Director Independence in this Form 10-K).

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
As of July 2008, the FHLBNY is supervised and regulated by the Federal Housing Finance Agency (“Finance Agency”), which is an independent agency in the executive branch of the U.S. government. The Finance Agency’s mission statement is to provide effective supervision, regulation and housing mission oversight of Fannie Mae, Freddie Mac and the Federal Home Loan Banks to promote their safety and soundness, support housing finance and affordable housing, and to support a stable and liquid mortgage market. However, while the Finance Agency establishes regulations governing the operations of the FHLBanks, the Bank functions as a separate entity with its own management, employees and board of directors.
The FHLBNY’s website is www.fhlbny.com. The FHLBNY has adopted, and posted on its website, a Code of Business Conduct and Ethics applicable to all of its employees and directors.
Market Area
The FHLBNY’s market area is the same as its membership district — New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. Institutions that are members of the FHLBNY must have their principal places of business within this market area but may also operate elsewhere. The FHLBNY had 331 and 311 members at December 31, 2009 and 2008.
The most recent market analysis performed in 2009 indicated that in the Bank’s district, there are 29 banks and thrifts and nearly 600 credit unions eligible for membership but have not joined. Of these, the FHLBNY considers approximately 75 as appropriate candidates for membership. An appropriate candidate for membership is an institution that is likely to do sufficient advance business with the FHLBNY within a reasonable period of time, so that the stock the potential member will likely to be required to purchase, under the provisions of membership, will not dilute the dividend on the existing members’ stock. Characteristics that identify attractive candidates include an asset base of $100 million or greater ($50 million for credit unions), an established practice of wholesale funding, a high loan-to-deposit ratio, strong asset growth, sufficient eligible collateral, and management that had experience with the FHLBanks during previous employment.
The FHLBNY actively markets membership through personal calling and promotional materials. The FHLBNY competes for business by offering competitively priced products and financial flexibility afforded by membership. Institutions join the FHLBNY primarily for access to a reliable source of liquidity.

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
The following table summarizes the FHLBNY’s members by type of institution.

	Commercial	Thrift	Credit	Insurance
	Banks	Institutions	Unions	Companies	Total

December 31, 2009	160	112	54	5	331

December 31, 2008	151	115	40	5	311
Business Segments
The FHLBNY manages and reports on its operations as a single business segment. Senior management and the FHLBNY’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance. All of the FHLBNY’s revenues are derived from U.S. operations. For more information, see Note 21 — Segment Information and concentration to the audited financial statements accompanying this report.
The FHLBNY’s cooperative structure permits it to expand and contract with demand for advances and changes in membership. When advances are paid down, either because the member no longer needs the funds or because the member has been acquired by a non-member and the former member decides to prepay advances, the stock associated with the advances is immediately redeemed. When advances are paid before maturity, the FHLBNY collects fees that make the FHLBNY financially indifferent to the prepayment. The FHLBNY’s operating expenses are very low, about 6.0-8.0 basis points on average assets. Dividend capacity, which is a function of net income and the amount of stock outstanding, is largely unaffected by the prepayment, since future stock and future income are reduced more or less proportionately. We believe that the FHLBNY will be able to meet its financial obligations and continue to deliver balanced value to members even if demand for advances drops significantly or if members are lost to acquisitions.
Products and Services
The FHLBNY offers to its members several correspondent banking services as well as safekeeping services. The fee income that is generated from these services is not significant. The FHLBNY also issues standby letters of credit on behalf of members for a fee. The total of income derived from such services was about $4.2 million for the year ended December 31, 2009, about $3.4 million in 2008 and $3.3 million in 2007. On an infrequent basis, the FHLBNY may act as an intermediary to purchase derivative instruments for members.
The FHLBNY provides the Mortgage Partnership Finance® program to its members as another service. For more information, see Acquired Member Assets Programs in this report. However, the FHLBNY does not expect the program to become a significant factor in its operations. The interest revenues derived from this program and another inactive mortgage program aggregated $72.0 million for the year ended December 31, 2009 and $77.9 million and $78.9 million for the years ended December 31, 2008 and 2007. The revenues were not a significant source of Net interest income for the FHLBNY.

The FHLBNY’s short-term investments certificates of deposits, Federal funds sold and interest-earning deposits placed with high-rated financial institutions provide immediate liquidity to satisfy members’ needs for funds. Investments in mortgage-backed securities, classified as held-to-maturity or available-for-sale, and housing finance agency bonds, classified as held-to-maturity, provide additional earnings to enhance dividend potential for members. As a cooperative, the FHLBNY strives to provide its members a reasonable return on their investment in the FHLBNY’s capital stock. The interest income derived from investments aggregated $0.5 billion, $1.0 billion and $1.2 billion for the years ended December 31, 2009, 2008 and 2007 and represented 27.7%, 23.4% and 25.2% of total interest income for those years.
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
Advances
The FHLBNY offers a wide range of credit products to help members meet local credit needs, manage interest rate and liquidity risk, and serve their communities. The Bank’s primary business is making secured loans, called advances, to its members. These advances are available as short- and long-term loans with adjustable-variable-and fixed-rate features (including option-embedded and amortizing advances).
Advances to members, including former members, constituted 82.4% and 79.4% of the FHLBNY’s Total assets of $114.5 billion and $137.5 billion at December 31, 2009 and 2008. In terms of revenues, interest income derived from advances was $1.3 billion, $3.0 billion, and $3.5 billion, representing 68.4%, 74.7% and 73.2% of total interest income for the years ended December 31, 2009, 2008 and 2007. These metrics have remained relatively stable over time. Most of the FHLBNY’s critical functions are directed at supporting the borrowing needs of the FHLBNY’s members, monitoring the members’ associated collateral positions, and providing member support operations.
Members use advances as a source of funding to supplement their deposit-gathering activities. Advances borrowed by members have grown substantially in recent years because many members have not been able to increase their deposits in their local markets as quickly as they have increased their assets. To close this funding gap, members have preferred to obtain reasonably priced advances rather than increasing their deposits by offering higher rates or foregoing asset growth. Because of the wide range of advance types, terms, and structures available to them, members have also used advances to enhance their asset/liability management. As a cooperative, the FHLBNY prices advances at minimal net spreads above the cost of its funding in order to deliver more value to members.
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

Highlights of the Bank’s Advances offered to members are as follows (outstanding par amounts of Advances by product type are disclosed in a table in the MD&A section captioned Financial Condition: Assets, Liabilities, Capital, Commitments and Contingencies):
•	Overnight Line of Credit Program (“OLOC”): The OLOC program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs. OLOC Advances mature on the next business day, at which time the advance is repaid. Interest is calculated on a 360-day basis, charged daily, and priced at a spread to the prevailing Federal funds rate.
•	Fixed-Rate Advances: Fixed-Rate Advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from 2 days to 30 years.
•	Adjustable-Rate Credit Advances (“ARC”): ARC advances are medium- and long-term loans that can be pegged to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, the Federal funds rate, or Prime. Members use an ARC advance to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets and liabilities. The interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to that designated index.
•	Amortizing Advances: Amortizing Advances are medium- or long-term, fixed-rate loans with fixed amortizing schedules structured to match the payment characteristics of a mortgage loan or portfolio of mortgage loans held by the member. Terms offered are from one to 30 years with constant principal and interest payments.
•	Putable Advances: Putable advances are medium- to long-term loans that are structured so the member sells the Bank an option or a strip of options. If the advance is put by the Bank at the end of the lockout period, the member has the option to pay off the advance or request replacement funding with an advance product of their choice at the current market rates as established by the Bank.
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
Acquired Member Assets Programs
Utilizing a risk-sharing structure, the FHLBanks are permitted to acquire certain assets from or through their members. These initiatives are referred to as Acquired Member Assets (“AMA”) programs. At the FHLBNY, the Acquired Member Assets initiative is the Mortgage Partnership Finance (“MPF®”) Program, which provides members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market. In the MPF Program, the FHLBNY purchases conforming fixed-rate mortgages originated or purchased by its members. Members are then paid a fee for assuming a portion of the credit risk of the mortgages acquired by the FHLBNY. Members assume credit risk by providing a credit enhancement to the FHLBNY or providing and paying for a supplemental mortgage insurance policy insuring the FHLBNY for some portion of the credit risk involved. This provides a double-A equivalent level of creditworthiness on the mortgages. The amount of this credit enhancement is fully collateralized by the member. The FHLBNY assumes the remainder of the credit risk along with the interest rate risk of holding the mortgages in its portfolio.

In a typical MPF Program, the Participating Financial Institution (“PFI”) sells previously closed loans to the FHLBNY. In the past, the FHLBNY has also purchased loans on a flow basis (referred to as “table-funding,” which means that the PFI uses the FHLBNY’s funds to make the mortgage loan to the borrower). The PFI closes the loan “as agent” for the FHLBNY. Table funded loans are restricted to the Mortgage Partnership Finance 100 product (“MPF 100”). The Finance Agency specifically authorized table funded loans in its regulations authorizing the MPF Program and the only product initially offered for the first two years of the MPF Program was for table funded loans. The Finance Agency’s initial resolutions were specifically extended by the Acquired Member Assets Regulations.
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
On September 23, 2008, the FHLBank of Chicago announced the launch of the MPF Xtra product which provides participating FHLBanks and PFIs with an additional new balance sheet mortgage sale alternative. Loans sold to the FHLBank of Chicago through the MPF Xtra product will concurrently be sold to Fannie Mae, as a third party investor, and will not be held on the FHLBank of Chicago’s balance sheet. Unlike other MPF products, under the MPF Xtra product PFIs are not required to provide credit enhancement and would not receive credit enhancement fees. As of December 31, 2009, the FHLBNY has not participated in this product.
The FHLBNY also holds participation interests in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program. Acquisitions of participations under the Community Mortgage Asset program were suspended indefinitely in November 2001.
Mortgage Partnership Finance Program
Introduction
The Bank invests in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through Participating Financial Institution members (“PFIs”) and purchase participations in pools of eligible mortgage loans are purchased from other FHLBanks (collectively, “MPF” or “MPF Loans”). MPF Loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs (“VA”), the Rural Housing Service of the Department of Agriculture (“RHS”) or the Department of Housing and Urban Development (“HUD”) fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 to 30 years or participations in such mortgage loans. MPF Loans that are Government loans, are collectively referred to as “MPF Government Loans.”

There are currently five MPF Loan products from which PFIs may choose. Four of these products (Original MPF, MPF 125, MPF Plus and MPF Government) are closed loan products in which the Bank purchases loans that have been acquired or have already been closed by the PFI with its own funds. However, under the MPF 100 product, the Bank “table funds” MPF Loans that is, the Bank provides the funds through the PFI as the Bank’s agent to make the MPF Loan to the borrower. The PFI performs all the traditional retail loan origination functions under this and all other MPF products. With respect to the MPF 100 product, the Bank is considered the originator of the MPF Loan for accounting purposes since the PFI is acting as our agent when originating this MPF Loan. This product is no longer offered by the Bank and the last asset acquired under this program was on July 27, 2009.
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
The MPF Program enables other FHLBanks, including the FHLBNY, to purchase and fund MPF Loans with their member PFIs. In addition, the FHLBank of Chicago (“MPF Provider”) provides programmatic and operational support to those FHLBanks that participate in the program (“MPF Banks”). The current MPF Banks are the Federal Home Loan Banks of: Boston, Des Moines, New York, Pittsburgh, and Topeka.
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
Mortgage Standards
Mortgage loans delivered under the MPF Program must meet the underwriting and eligibility requirements in the MPF Guides, as amended by any waiver granted to a PFI exempting it from complying with specified provisions of the MPF Guides. PFIs may utilize an approved automated underwriting system or underwrite MPF Loans manually. The current underwriting and eligibility guidelines under the MPF Guides with respect to MPF Loans are broadly summarized as follows:
•	Mortgage characteristics. MPF Loans must be qualifying 5- to 30-year conventional or Government fixed-rate, fully amortizing mortgage loans, secured by first liens on owner-occupied one-to-four unit single-family residential properties and single unit second homes. Conventional loan size, which is established annually as required by Federal Housing Finance Agency regulations, may not exceed the loan limits permitted to be set except in areas designated by the Department of Housing and Urban Development (“HUD”) as High-Cost Areas where the permitted loan size is higher. Condominium, planned unit development and manufactured homes are acceptable property types as are mortgages on leasehold estates (though manufactured homes must be on land owned in fee simple by the borrower).
•	Loan-to-Value Ratio and Primary Mortgage Insurance. The maximum loan-to-value ratio (“LTV”) for conventional MPF Loans must not exceed 95%. AHP mortgage loans may have LTVs up to 100% (but may not exceed 105% total LTV, which compares the property value to the total amount of all mortgages outstanding against a property). Government MPF Loans may not exceed the LTV limits set by the applicable federal agency. Conventional MPF Loans with LTVs greater than 80% require certain amounts of mortgage guaranty insurance (“MI”), called primary MI.

•	Documentation and Compliance with Applicable Law. The mortgage documents and mortgage transaction must comply with all applicable laws and mortgage loans must be documented using standard Fannie Mae/Freddie Mac Uniform Instruments.
•	Ineligible Mortgage Loans. The following types of mortgage loans are not eligible for delivery under the MPF Program: (1) mortgage loans that are not ratable by S&P; (2) mortgage loans not meeting the MPF Program eligibility requirements as set forth in the MPF Guides and agreements; and (3) mortgage loans that are classified as high cost, high rate, high risk, Home Ownership and Equity Protection Act (HOEPA) loans or loans in similar categories defined under predatory lending or abusive lending laws.
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
The sum of MPF Loans delivered by the PFI under a specific Delivery Commitment may be subject to a pair off fee if it exceeds the amount specified in the Delivery Commitment fee. Delivery Commitments that are not fully funded by their expiration dates are subject to pair-off fees (fees charged to a PFI for failing to deliver the amount of loans specified in a Delivery Commitment) or extension fees (fees charged to a PFI for extending the deadline to deliver loans on a Delivery Commitment).
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
When a PFI fails to comply with the requirements of the PFI Agreement, MPF Guides, applicable law or terms of the mortgage documents, the PFI may be required to provide an indemnification covering related losses or to repurchase the MPF Loans which are impacted by such failure if it cannot be cured. Reasons for which a PFI could be required to repurchase an MPF Loan may include but are not limited to MPF Loan ineligibility, breach of representation or warranty under the PFI Agreement or the MPF Guides, failure to deliver the required MPF Loan document package to an approved custodian, servicing breach or fraud.
The Bank does not currently conduct quality assurance reviews of MPF Government loans. The PFI is required to deliver an enforceable Government Agency insurance certificate or loan guaranty.
In addition, the PFI may purchase out of the pools of delinquent MPF Government Loans, which is customary in the industry. The repurchase price is equal to the current scheduled principal balance and accrued interest on the MPF Government Loan
Also, just as for conventional MPF Loans, if a PFI fails to comply with the requirements of the PFI Agreement, MPF Guides, applicable law or terms of mortgage documents, the PFI may be required to repurchase the MPF Government Loans which are impacted by such failure.
The FHLBNY has not experienced any losses related to a PFI’s failure to repurchase conventional MPF Loans or MPF Government Loans where PFIs were required to make repurchases under the terms of the MPF Guides.
MPF Products
A variety of MPF Loan products have been developed to meet the differing needs of PFIs. There are currently six MPF products that PFIs may choose from: Original MPF, MPF 100, MPF 125, MPF Plus, MPF Government and MPF Xtra. The products have different credit risk sharing characteristics based upon the different levels for the FLA and CE Amount and the types of CE Fees (performance based or fixed amount). The table below provides a comparison of the MPF products. The Bank does not offer new master commitments for the MPF 100 product and does not offer the MPF Xtra product to its members.

MPF Product Comparison Table

		PFI Credit			Servicing
		Enhancement	Credit	Credit	Fee
	MPF Bank	Size	Enhancement	Enhancement	retained
Product Name	FLA [1]	Description	Fee to PFI	Fee Offset [2]	by PFI
Original MPF	3 to 5 basis points/added each year based on the unpaid balance	Equivalent to “AA”	9 to 11 basis points/year — paid monthly	No	25 basis points/year
MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year — paid monthly; performance based after 2 or 3 years	Yes — After first 2 to 3 years	25 basis points/year
MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year — paid monthly; performance based	Yes	25 basis points/year
MPF Xtra	N/A	N/A	N/A	N/A	25 basis points/year
MPF Plus	Sized to equal expected losses	0-20 bps after FLA and SMI to “AA”	6 to 7 basis points/year fixed plus 6 to 7 basis points/year; performance based (delayed for 1 year); all fees paid monthly	Yes	25 basis points/year
MPF Government	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	N/A	44 basis points/year plus 2 basis points/year[3]

[1]	MPF Program Master Commitments participated in or held by the Bank as of December 31, 2009.

[2]	Future payouts of performance-based credit enhancement fees are reduced when losses are allocated to the FLA.

[3]	For Government Loan Master Commitments issued after February 1, 2007, only the customary 0.44% (44 basis points) per annum servicing fee is paid based on the outstanding aggregate principal balance of the MPF Government Loans.

MPF Loan Participations
While the FHLBNY may purchase participation interests in MPF Loans from other MPF Banks and may also sell participation interests to other MPF Banks at the time MPF Loans are acquired, the FHLBNY has not purchased or sold any interest in MPF loans since July 2004. The Bank’s intent is to hold all MPF Loans for its portfolio.
The FHLBNY is responsible for evaluating, monitoring, and certifying to any participating MPF Bank the creditworthiness of each PFI initially, and at least annually thereafter. The FHLBNY is responsible for ensuring that adequate collateral is available from each of its PFIs to secure any direct obligation portion of the PFI’s CE Amount. The Bank is also responsible for enforcing the PFI’s obligations under its PFI Agreement.
Under the MPF Program, participation percentages for MPF Loans may range from 100 percent to be retained by the Bank to 100 percent participated to another MPF Bank. The participation percentages do not change during the period that a Master Commitment is open unless the MPF Banks contractually agree to change their respective shares. If the specified participation percentage in a Master Commitment never changes, then the percentage for risk-sharing of losses will remain unchanged throughout the life of the Master Commitment.
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
The FLA and CE Amount apply to all the MPF Loans in a Master Commitment regardless of participation arrangements, so an MPF Bank’s share of credit losses is based on its respective participation interest in the entire Master Commitment. For example, assume a MPF Bank’s specified participation percentage was 25 percent under a $100 million Master Commitment and that no changes were made to the Master Commitment. The MPF Bank risk sharing percentage of credit losses would be 25 percent. In the case where an MPF Bank changes its initial percentage in the Master Commitment, the risk sharing percentage will also change. For example, if an MPF Bank were to acquire 25 percent of the first $50 million and 50 percent of the second $50 million of MPF Loans delivered under a Master Commitment, the MPF Bank would share in 37.5 percent of the credit losses in that $100 million Master Commitment, while it would receive principal and interest payments on the individual MPF Loans that remain outstanding in a given month, some in which it may own a 25 percent interest and the others in which it may own a 50 percent interest.
Effective May 2004, the FHLBNY retains 100 percent of loans acquired from its PFIs for its own investment.

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
If an MPF Loan becomes delinquent, the PFI is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. The MPF Guides permit certain types of forbearance plans and the Guides also provide for certain types of temporary modification plans.
Upon any MPF Loan becoming 90 days or more delinquent, the master servicer monitors and reviews the PFI’s default management activities for that MPF Loan, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF Guides. Upon liquidation of any MPF Loan and submission of each realized loss calculation from the PFI, the master servicer reviews the realized loss calculation for conformity with the primary mortgage insurance requirements, if applicable, and conformity to the cost and timeliness standards of the MPF Guides. The master servicer disallows the reimbursement to the PFI of any servicing advances related to the PFI’s failure to perform in accordance with the MPF Guides. If there is a loss on a conventional MPF Loan, the loss is allocated based on the Master Commitment and shared in accordance with the risk sharing structure for that particular Master Commitment. The servicer re-pays any gain on sale of real-estate owned property to the MPF Bank or, in the case of participation, to the MPF Banks based upon their respective interest in the MPF Loan. However, the amount of the gain is available to reduce subsequent losses incurred under the Master Commitment before such losses are allocated between the MPF Bank and the PFI.
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

Credit Enhancement Structure
Overview
The MPF Bank and PFI share the risk of credit losses on MPF Loans by structuring potential losses on conventional MPF Loans into layers with respect to each Master Commitment. The first layer or portion of credit losses that an MPF Bank is potentially obligated to incur is determined based upon the MPF Product selected by the PFI and is referred to as the “First Loss Account” (“FLA”). The FLA functions as a tracking mechanism for determining the point after which the PFI, in its role as credit enhancer, would be required to cover losses. The FLA is not a cash collateral account and does not give an MPF Bank any right or obligation to receive or pay cash or other collateral. For MPF products with performance based credit enhancement fees (“CE Fees”), the MPF Bank may withhold CE Fees to recover losses at the FLA level essentially transferring a portion of the first layer risk of credit loss to the PFI.
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
MPF 100 and MPF 125. The FLA is equal to 1.00% (100 basis points) of the aggregate principal balance of the MPF Loans funded under the Master Commitment. Once the Master Commitment is fully funded, the FLA is intended to cover expected losses on that Master Commitment, although the MPF Bank may economically recover a portion of losses incurred under the FLA by withholding performance CE Fees payable to the PFI.

MPF Plus. The FLA is equal to an agreed upon number of basis points of the aggregate principal balance of the MPF Loans funded under the Master Commitment that is not less than the amount of expected losses on the Master Commitment. Once the Master Commitment is fully funded, the FLA is intended to cover expected losses on that Master Commitment, although the MPF Bank may economically recover a portion of losses incurred under the FLA by withholding performance CE Fees payable to the PFI.
•	Second, to the PFI under its credit enhancement obligation, losses for each Master Commitment in excess of the FLA, if any, up to the CE Amount. The CE Amount may consist of a direct liability of the PFI to pay credit losses up to a specified amount, a contractual obligation of the PFI to provide SMI or a combination of both. For a description of the CE Amount calculation, see “Setting Credit Enhancement Levels,” below.
•	Third, any remaining unallocated losses are absorbed by the MPF Bank.
With respect to participation interests, MPF Loan losses allocable to the MPF Bank are allocated amongst the participating MPF Banks pro ratably based upon their respective participation interests in the related Master Commitment. For a description of the risk sharing by participant MPF Banks see “MPF Program — MPF Loan Participations.”
Setting Credit Enhancement Levels
Finance Board regulations require that MPF Loans be sufficiently credit enhanced so that the Bank’s risk of loss is limited to the losses of an investor in an “AA” rated mortgage-backed security, unless the Bank maintains additional retained earnings in addition to a general allowance for losses. The MPF Provider also analyzes the risk characteristics of each MPF Loan (as provided by the PFI) using S&P’s LEVELS® model in order to determine the required CE Amount for a loan or group of loans to be funded or acquired by an MPF Bank (“MPF Program Methodology”). The PFI’s CE Amount (including the SMI policy for MPF Plus) is calculated using the MPF Program Methodology to equal the difference between the amount needed for the Master Commitment to have a rating equivalent to a “AA” rated mortgage-backed security and our initial FLA exposure (which is zero for the Original MPF product). The FHLBNY determines the FLA exposure by taking the initial FLA and reducing it by the estimated value of any performance based CE Fees that would be payable to the PFI.
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
For MPF Plus, the performance based portion of the CE Fee is typically between 0.06% and 0.07% (6 and 7 basis points) per annum and paid monthly on the aggregate outstanding balance of the MPF Loans in the Master Commitment. The performance based CE Fee is reduced by losses charged to the FLA and is paid one year after accrued based on monthly outstanding balances. The fixed portion of the CE Fee is typically 6-7 basis points per annum and paid monthly on the aggregate outstanding principal balance of the MPF Loans in the Master Commitment. The lower performance CE Fee is generally for Master Commitments without a direct PFI CE amount.
Only MPF Government Loans are eligible for sale under the MPF Government Product. The PFI provides and maintains insurance or a guarantee from the applicable federal agency (i.e., the FHA, VA, RHS or HUD) for MPF Government Loans and the PFI is responsible for compliance with all federal agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted MPF Government Loans. Monthly, the PFI receives the customary 0.44% (44 basis points) per annum servicing fee that is retained by the PFI on a monthly basis based on the outstanding aggregate principal balance of the MPF Loans. In addition, for Master Commitments issued prior to February 1, 2007, the PFI is paid a monthly government loan fee equal to 0.02% (2 basis points) per annum based on the month end outstanding aggregate balance of the Master Commitment. Only PFIs that are licensed or qualified to originate and service Government loans by the applicable federal agency or agencies and that maintain a mortgage loan delinquency ratio that is acceptable to the Bank and that is comparable to the national average and/or regional delinquency rates as published by the Mortgage Bankers Association are eligible to sell and service MPF Government Loans under the MPF Program.
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

The Bank also faces credit risk of loss on MPF Loans to the extent such losses are not recoverable from the PFI either directly or indirectly through performance based CE Fees, or from an SMI insurer, as applicable. However, because the typical MPF Loan to value ratio is less than 100% and PMI covers loan to value ratios in excess of 80%, a significant decline in value of the underlying property would have to occur before the Bank would be exposed to credit losses.
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
Affordable Housing Program (“AHP”). The FHLBNY meets this requirement by allocating 10 percent of its previous year’s regulatory defined net income to its Affordable Housing Program each year. The Affordable Housing Program helps members of the FHLBNY meet their Community Reinvestment Act responsibilities. The program gives members access to cash grants and subsidized, low-cost funding to create affordable rental and home ownership opportunities, including first-time homebuyer programs. Within each year’s AHP allocation, the FHLBNY has established a set-aside program for first-time homebuyers called the First Home Clubsm. A total of 15% of each AHP allocation has been set aside for this program. Household income qualifications for the First Home Club are the same as for the competitive AHP. Qualifying households can receive matched funds at a 4:1 ratio, up to $7,500, to help with closing costs and/or down payment assistance. Households are also required to attend counseling seminars that address personal budgeting and home ownership skills training.

Other Mission Related Activities. The Community Investment Program (“CIP”), Rural Development Advance, and Urban Development Advance are community-lending programs that provide additional support to members in their affordable housing and economic development lending activities. These community-lending programs support affordable housing and economic development activity within low- and moderate-income neighborhoods and other activities that benefit low- and moderate-income households. Through the Community Investment Program, Rural Development Advance, and Urban Development Advance programs, the FHLBNY provides reduced-interest-rate advances to members for lending activity that meets the program requirements. The FHLBNY also provides letters of credit (“Letters of Credit”) in support of projects that meet the CIP, Rural Development Advance, and Urban Development Advance program requirements. The project-eligible Letters of Credit are offered at reduced fees. Providing community lending programs (Community Investment Project, Rural Development Advance, Urban Development Advance, and Letters of Credit) at advantaged pricing that is discounted from the FHLBNY’s market interest rates and fees represents an additional allocation of the FHLBNY’s income in support of affordable housing and community economic development efforts. In addition, overhead costs and administrative expenses associated with the implementation of the FHLBNY’s Affordable Housing and community lending programs are absorbed as general operating expenses and are not charged back to the AHP allocation. The foregone interest and fee income, as well as the administrative and operating costs are above and beyond the annual income contribution to the AHP Loans offered under these programs.
Investments
The FHLBNY maintains portfolios of investments to provide additional earnings and for liquidity purposes. Investment income also bolsters the FHLBNY’s capacity to fund Affordable Housing Program projects, to cover operating expenditures, and to satisfy the Resolution Funding Corporation (REFCORP) assessment. For more information, see Assessments in this report. To help ensure the availability of funds to meet member credit needs, the FHLBNY maintains a portfolio of short-term investments issued by highly-rated financial institutions. The investments include overnight Federal funds, term Federal funds, interest-bearing deposits, and certificates of deposit. The FHLBNY further enhances interest income by holding long-term investments classified as either held-to-maturity or as available-for-sale. These portfolios primarily consist of mortgage-backed securities issued by government-sponsored mortgage enterprises and U.S. government agencies. The FHLBNY’s securities portfolio also includes a smaller portfolio of privately issued mortgage-backed and residential asset-backed securities, which were primarily acquired prior to 2004. Investments in mortgage-backed securities must carry, at the time of acquisition, the highest credit ratings from Moody’s Investors Service (“Moody’s”) or Standard & Poor’s (“S&P”). The FHLBNY also has investments in housing-related obligations of state and local governments and their housing finance agencies, which are required to carry ratings of AA or higher at time of acquisition. Housing-related obligations help to liquefy mortgages that finance low- and moderate-income housing. The long-term investment portfolio generally provides the FHLBNY with higher returns than those available in the short-term money markets. For more information about investments, see section Asset Quality and Concentration — Advances, Investment Securities, Mortgage Loans, and Counterparty Risks, in this MD&A.
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

The FHLBNY also limits the book value of the FHLBNY’s investments in mortgage-backed and residential asset-backed securities, collateralized mortgage obligations (“CMOs”), Real Estate Mortgage Investment Conduits “REMICs”), and other eligible asset-backed securities, collectively mortgage-backed securities or “MBS”, to not exceed 300 percent of the Bank’s previous month-end regulatory capital on the day it purchases the securities. At the time of purchase, all securities purchased must carry the highest rating assigned by Moody’s or S&P.
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
Debt Financing — Consolidated Obligations
The primary source of funds for the FHLBNY is the sale of debt securities, known as consolidated obligations, in the U.S. and Global capital markets. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the twelve FHLBanks. Consolidated obligations are not obligations of the United States, and the United States does not guarantee them. Consolidated obligations are currently rated Aaa/P-1 by Moody’s and AAA/ A-1+ by S&P. These are the highest ratings available for such debt from a Nationally Recognized Statistical Rating Organization (“NRSRO”). These ratings indicate that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal and interest on consolidated obligations and that the consolidated obligations are judged to be of the highest quality with minimal credit risk. The ratings on the FHLBanks’ consolidated obligations also reflect the FHLBank System’s status as a government-sponsored enterprise (“GSE”). These ratings have not been affected by rating actions taken with respect to individual FHLBanks. The FHLBNY is also currently rated Aaa/P-1 by Moody’s and AAA/ A-1+ by S&P. Investors should note that a rating issued by an NRSRO is not a recommendation to buy, sell or hold securities and that the ratings may be revised or withdrawn by the NRSRO at any time. Investors should evaluate the rating of each NRSRO independently.
At December 31, 2009 and 2008, the par amounts of consolidated obligations outstanding, bonds and discount notes, for all 12 FHLBanks aggregated $0.9 trillion and $1.3 trillion. In comparison, the par amounts of the FHLBNY’s consolidated obligations outstanding at December 31, 2009 and 2008 aggregated $104.2 billion and $127.4 billion.
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
On a daily basis, FHLBanks may request that specific amounts of discount notes with specific maturity dates be offered by the Office of Finance for sale through the dealer-selling group. One or more other FHLBanks may also request that amounts of discount notes with the same maturities be offered for sale for their benefit on the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBanks when dealers submit orders for the specific discount notes offered for sale. The FHLBanks receive funding based on the time of the request, the rate requested for issuance, and the trade settlement and maturity dates. If all terms of the request are the same except for the time of the request, then a FHLBank may receive from zero to 100 percent of the proceeds of the sale of the discount notes issued depending on: the time of the request; the maximum costs the FHLBank or other FHLBanks, if any, participating in the same issuance of discount notes are willing to pay for the discount notes; and the amount of orders for the discount notes submitted by dealers.
Twice weekly, FHLBanks may also request that specific amounts of discount notes with fixed maturity dates of 4, 9, 13, and 26 weeks be offered by the Office of Finance through a competitive auction conducted with securities dealers in the discount note selling group. One or more of the FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding based on their requests at a weighted average rate of the winning bids from the dealers. If the bids submitted are less than the total of the FHLBanks’ requests, a FHLBank receives funding based on that FHLBank’s capital relative to the capital of other FHLBanks offering discount notes.
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

Retained Earnings and Dividends
The FHLBNY’s Board of Directors adopted a Retained Earnings and Dividend Policy in order to: (1) establish a process to assess the adequacy of retained earnings in view of the Bank’s assessment of the financial, economic and business risks inherent in its operations; (2) establish the priority of contributions to retained earnings relative to other distributions of income; (3) establish a target level of retained earnings and a timeline to achieve the target; and (4) establish a process to ensure maintenance of appropriate levels of retained earnings. The objective of the Retained Earnings and Dividend Policy is to preserve the value of the members’ investment in the Bank.
The FHLBNY may pay dividends from retained earnings and current income. The FHLBNY’s Board of Directors may declare and pay dividends in either cash or capital stock. Dividends and the dividend policy of the FHLBNY are subject to Finance Agency regulations and policies.
To preserve the value of the members’ investments, the level of retained earnings should be sufficient to: (1) protect the members’ paid in capital from losses related to market, credit, operational, and other risks (including legal and accounting) within a defined confidence level under normal operating conditions; and (2) provide members with a reasonable dividend. The FHLBNY’s level of retained earnings should provide management with a high degree of confidence that reasonably foreseeable losses will not impair paid in capital thereby preserving the par value of the stock, and to be available to supplement dividends when earnings are low or losses occur.
As of December 31, 2009, management had determined that the amount of retained earnings, net of losses in Accumulated other comprehensive income (loss) (“AOCI”), necessary to achieve the objectives based on the risk profile of the FHLBNY’s balance sheet was $358.1 million. Actual retained earnings as of December 31, 2009 were $688.9 million and losses in AOCI at December 31, 2009 were $144.5 million. The December 31, 2008 target was $212.2 million. Actual retained earnings at December 31, 2008 were $382.9 million and losses in AOCI at December 31, 2008 were $101.2 million. Management has not determined at this time its expected dividend payout ratios in 2010. Management is also in the process of re-evaluating the retained earnings target due to prevailing market conditions. The new methodology is likely to establish a higher retained earnings target.
The following table summarizes the impact of dividends on the FHLBNY’s retained earnings for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	2009	2008	2007

Retained earnings, beginning of year	$382,856	$418,295	$368,688
Net Income for the year	570,755	259,060	323,105

	953,611	677,355	691,793
Dividend paid in the year [1]	(264,737)	(294,499)	(273,498)

Retained earnings, end of year	$688,874	$382,856	$418,295

[1]	Dividends are not accrued at quarter end; they are declared and paid subsequent to the end of the quarter.

Competition
Demand for advances is affected by, among other things, the availability and cost to members of alternate sources of liquidity, including retail deposits, wholesale deposits, repurchase agreements, and various government lending programs. Because members generally grow their assets at a faster pace than they grow retail deposits and capital, the FHLBNY competes with other suppliers of wholesale funding, both secured and unsecured, to fill the members’ potential funding gaps. Such other suppliers of funding may include investment banking firms, commercial banks, regional broker-dealers, the U.S. Government and firms capitalizing on wholesale funding platforms (e.g. “CDARS” the Certificate of Deposit Account Registry Service). Certain members may have access to alternative wholesale funding sources such as through lines of credit, wholesale CD programs, brokered CD’s and sales of securities under agreements to repurchase. Large members may also have independent access to the national and global credit markets. Government programs created to stabilize the funding markets, including the Troubled Asset Relief Program (“TARP”), the Federal Reserve’s Term Auction Facility (“TAF”), and the Temporary Liquidity Guarantee Program (“TLGP”) have been a moderate source of competition for the FHLBNY. The availability of alternative funding sources can vary as a result of market conditions, member creditworthiness, availability of collateral and suppliers’ appetite for the business as well as other factors.
The FHLBNY competes for funds raised through the issuance of unsecured debt in the national and global debt markets. Competitors include Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corp. (“Freddie Mac”) and other Government Sponsored Enterprises, as well as corporate, sovereign, and supranational entities. Increases in the supply of competing debt products could, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and the cost of funds can be adversely affected by regulatory initiatives that could reduce demand for Federal Home Loan Bank system debt. Although the available supply of funds has kept pace with the funding needs of the FHLBNY’s members, there can be no assurance that this will continue to be the case indefinitely.
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
The FHLBNY competes for the purchase of mortgage loans held-for-portfolio. For single-family products, the FHLBNY competes primarily with Fannie Mae and Freddie Mac principally on the basis of price, products, structures, and services offered.
Competition among the twelve member banks of the Federal Home Loan Bank system (“FHLBanks”) is limited. A bank holding company with multiple banking charters may operate in more than one Federal Home Loan Bank district. If the member has a centralized treasury function, it is possible that there could be competition for advances. A limited number of FHLBNY member institutions are subsidiaries of financial holding companies with multiple charters and FHLBank memberships. The FHLBNY does not believe, however, that the amount of advances borrowed, or the amount of capital stock held, is material in the context of its competitive environment. Certain large member financial institutions, operating in the FHLBNY’s district, may borrow unsecured Federal funds from other FHLBanks. The FHLBNY is not prohibited by regulation from purchasing short-term investments from its members, but the current practice is not to permit members to borrow unsecured funds from the FHLBNY.

An indirect but growing source of competition is the acquisition of a FHLBNY member bank by a member of another FHLBank. Under Finance Agency regulations, if the charter residing within our district is dissolved, the acquired institution is no longer a member of the FHLBNY and cannot borrow additional funds from the FHLBNY. In addition, the non-member may not renew advances when they mature. Former members of the FHLBNY, who by virtue of being acquired attained non-member status, had advances borrowed and outstanding of $2.3 billion and $2.7 billion at December 31, 2009 and 2008, respectively. Such non-members also held capital stock, which was reported as mandatorily redeemable capital stock of $126.3 million and $143.1 million at December 31, 2009 and 2008, and classified as a liability in the Statements of Condition.
Oversight, Audits, and Examinations
The FHLBNY is supervised and regulated by the Federal Housing Finance Agency (“Finance Agency”), which was created on July 30, 2008, when the President signed into law the Housing and Economic Recovery Act of 2008. The Act created a regulator with all of the authorities necessary to oversee vital components of our country’s secondary mortgage markets — Fannie Mae, Freddie Mac, and the Federal Home Loan Banks. In addition, this law combined the staffs of the Office of Federal Housing Enterprise Oversight (OFHEO), the Federal Housing Finance Board (FHFB), and the GSE mission office at the Department of Housing and Urban Development (“HUD”). The establishment of the Finance Agency will promote a stronger, safer U.S. housing finance system, affordable housing and community investment through safety and soundness oversight of Fannie Mae, Freddie Mac and the Federal Home Loan Banks.
The FHLBNY carries out its statutory mission only through activities that comply with the rules, regulations, guidelines, and orders issued under the Federal Housing Enterprises Financial Safety and Soundness Act Housing Act and the FHLBank Act.
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
The FHLBNY has an internal audit department; the FHLBNY’s Board of Directors has an Audit Committee. An independent registered public accounting firm audits the annual financial statements of the FHLBNY. The independent registered public accounting firm conducts these audits following auditing standards established by the Public Company Accounting Oversight Board (United States). The FHLBanks, the Finance Agency, and Congress all receive the audit reports. The FHLBNY must also submit annual management reports to Congress, the President, the Office of Management and Budget, and the Comptroller General. These reports include: Statements of financial condition, operations, and cash flows; a Statement of internal accounting and administrative control systems; and the Report of the independent registered public accounting firm on the financial statements and internal controls over financial reporting.
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

Personnel
As of December 31, 2009 the FHLBNY had 259 full-time and 5 part-time employees. At December 31, 2008, there were 247 full-time and 4 part-time employees. The employees are not represented by a collective bargaining unit, and the FHLBNY considers its relationship with its employees to be good.
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
The FHLBNY and each FHLBank is required to make payments to REFCORP (20% of annual GAAP net income after payment of AHP assessments) until the total amount of payments actually made by all twelve FHLBanks is equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030. The cash payments are generally made based on preliminary GAAP net income amounts due to the timing requirement of the payment. Any FHLBank with a net loss for a quarter is not required to pay the REFCORP assessment for that quarter. The Finance Agency will shorten or lengthen the period during which the FHLBanks must make payments to REFCORP depending on actual payments relative to the referenced annuity. In addition, the Finance Agency, in consultation with the U.S. Secretary of the Treasury, selects the appropriate discounting factors used in calculating the annuity.
As a result of the payments by all twelve FHLBanks through the fourth quarter of 2009, the overall period during which the FHLBanks must continue to make quarterly payments was April 15, 2012, effective December 31, 2009. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2009 until the annuity is fully satisfied. This compares to the outside date of April 15, 2013, effective at December 31, 2008, based on REFCORP payments made through 2008. The cumulative amount to be paid to REFCORP by the FHLBNY is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the FHLBNY experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s full year net income. If the FHLBNY had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBNY experienced a net loss for a full year, the FHLBNY would have no obligation to the REFCORP for the year.
Affordable Housing Program (“AHP” or “Affordable Housing Program”) Assessments. Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100.0 million or 10 percent of regulatory defined net income. Regulatory defined net income is GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for Affordable Housing Program, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. The FHLBNY accrues the AHP expense monthly.

The FHLBNY charges the amount set aside for Affordable Housing Program to income and recognizes the amounts set aside as a liability. The Bank relieves the AHP liability as members use subsidies. In periods where the FHLBNY’s regulatory defined net income before Affordable Housing Program and REFCORP is zero or less, the amount of AHP liability is equal to zero, barring application of the following. If the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program and REFCORP to the sum of the income before Affordable Housing Program and REFCORP of the 12 FHLBanks. There was no shortfall in the years ended 2009, 2008, or 2007.
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
The FHLBanks are governed by federal laws and regulations, which could change or be applied in a manner detrimental to the FHLBNY’s operations. The FHLBanks are government-sponsored enterprises (“GSEs”), organized under the authority of the FHLBank Act, and, as such, are governed by federal laws and regulations of the Finance Agency, an independent agency in the executive branch of the federal government. From time to time, Congress has amended the FHLBank Act in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Agency could have a negative effect on the FHLBanks’ ability to conduct business or its cost of doing business.
Changes in regulatory or statutory requirements or in their application could result in, among other things, changes in: the FHLBNY’s cost of funds; retained earnings requirements; debt issuance; dividend payment limits and the form of dividend payments; capital redemption and repurchase limits; permissible business activities; the size, scope; or nature of the FHLBNY’s lending, investment, or mortgage purchase program activities; or increased compliance costs. Changes that restrict dividend payments, the growth of the FHLBNY’s current business, or the creation of new products or services could negatively affect the FHLBNY’s results of operations and financial condition. Further, the regulatory environment affecting members could be changed in a manner that would negatively affect their ability to acquire or own FHLBNY’s capital stock or take advantage of an FHLBNY’s products and services.
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

A loss or change of business activities with large members could adversely affect the FHLBNY’s results of operations and financial condition. Withdrawal of one or more large members from the FHLBNY’s membership could result in a reduction of the FHLBNY’s total assets, capital, and net income. If one or more of the FHLBNY’s large members were to prepay its advances or repay the advances as they came due and no other advances were made to replace them, it could also result in a reduction of the FHLBNY’s total assets, capital, and net income. The timing and magnitude of the effect of a reduction in the amount of advances would depend on a number of factors, including:
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
The FHLBNY faces competition for advances, loan purchases, and access to funding, which could adversely affect its businesses and the FHLBNY’s efforts to make advance pricing attractive to its members may affect earnings. The FHLBNY’s primary business is making advances to its members, and the Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks and, in certain circumstances, other FHLBanks. The FHLBNY’s members have access to alternative funding sources, which may offer more favorable terms than the FHLBNY on its advances, including more flexible credit or collateral standards. The FHLBNY may make changes in policies, programs, and agreements affecting members from time to time, including, affecting the availability of and conditions for access to advances and other credit products, the MPF Program, the AHP, and other programs, products, and services, could cause members to obtain financing from alternative sources. In addition, many competitors are not subject to the same regulations, which may enable those competitors to offer products and terms that the FHLBNY is not able to offer.

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
The FHLBNY relies heavily on information systems and other technology. The FHLBNY relies heavily on its information systems and other technology to conduct and manage its business. If the FHLBNY experiences a failure or interruption in any of these systems or other technology, the FHLBNY may be unable to conduct and manage its business effectively, including its advance and hedging activities. Although the FHLBNY has implemented a business continuity plan, it may not be able to prevent, timely and adequately address, or mitigate the negative effects of any failure or interruption, which could adversely affect its member relations, risk management, and profitability and could negatively affect the FHLBNY’s financial condition and results of operations.
Economic downturns and changes in federal monetary policy could have an adverse effect on the FHLBNY’s business and its results of operations. The FHLBNY’s businesses and results of operations are sensitive to general business and economic conditions. These conditions include short- and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the local economies in which the FHLBNY conducts its business. If any of these conditions deteriorate, the FHLBNY’s businesses and results of operations could be adversely affected. For example, a prolonged economic downturn could result in members becoming delinquent or defaulting on their advances. In addition, the FHLBNY’s business and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None
ITEM 2. PROPERTIES.
The FHLBNY occupies approximately 41,000 square feet of leased office space at 101 Park Avenue, New York, New York. The FHLBNY also maintains 30,000 square feet of leased office space at 30 Montgomery Street, Jersey City, New Jersey, principally as an operations center and off-site back-up facility.
ITEM 3. LEGAL PROCEEDINGS.
From time to time, the Federal Home Loan Bank of New York is involved in disputes or regulatory inquiries that arise in the ordinary course of business. At the present time, there are no material pending legal proceedings against the Bank that would significantly impact the Bank’s financial condition, results of operations or cash flows.
As previously disclosed in Part I, Item 3 of the FHLBNY’s 2008 Annual Report on Form 10-K filed on March 27, 2009, an event of default occurred on September 15, 2008 under outstanding derivative contracts with a notional amount of $16.5 billion between Lehman Brothers Special Financing Inc. (“LBSF”) and the Bank when credit support provider Lehman Brothers Holdings Inc. (“LBHI”) commenced a case under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). LBSF commenced a case under Chapter 11 of the Bankruptcy Code on October 3, 2008. The net amount that was due to the Bank after giving effect to obligations due to LBSF was approximately $65 million as of September 30, 2008. The Bank has fully reserved the LBSF receivables as the bankruptcies of LBSF and LBHI make the timing and the amount of the recovery uncertain.
As previously disclosed in Part II, Item 1 of the FHLBNY’s Quarterly Report on Form 10-Q filed on November 13, 2009, the FHLBNY filed a proof of claim of approximately $65 million as a creditor in connection with the bankruptcy proceedings. It is possible that, in the course of the bankruptcy proceedings, the FHLBNY may recover some amount in a future period. However, because the timing and the amount of such recovery remain uncertain, the Bank has not recorded an estimated recovery in its financial statements.
ITEM 4. (REMOVED AND RESERVED).

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
All of the stock of the FHLBNY is owned by its members. Stock may also be held by former members as a result of having acquired by a non-member institution. The FHLBNY conducts its business in advances and mortgages exclusively with its stockholder members and housing associates. There is no established marketplace for FHLBNY stock as FHLBNY stock is not publicly traded. It may be redeemed at par value upon request, subject to regulatory limits. The par value of all FHLBNY stock is $100 per share. These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended. At December 31, 2009 the FHLBNY had 331 members. Total capital stock held by members was 50,589,563 shares and 1,262,942 shares held by former members. Capital stock held by former members is classified as a liability, and deemed to be mandatorily redeemable under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity. At December 31, 2008, the FHLBNY had 311 members and 55,857,000 shares of stock held by members, and 1,431,214 shares held by former members.
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
Dividends from a calendar quarter’s earnings are paid subsequent to the end of that calendar quarter as summarized below (dollars in thousands):

	2009			2008		2007
Month Paid	Amount	Dividend Rate	Month Paid	Amount	Dividend Rate	Amount	Dividend Rate

November	$75,139	5.60%	October	$45,748	3.50%	$78,810	8.05%
August	75,862	5.60	July	78,810	6.50	68,840	7.50
May	77,293	5.60	April	88,182	7.80	67,280	7.50
January	43,180	3.00	January	94,404	8.40	67,203	7.00

	$271,474			$307,144		$282,133

Dividends accrued for non-members are classified as interest expense and are associated with mandatorily redeemable capital stock held by former members. In the table above, payments to former members are also included as dividends paid. Dividends accrued for former members were $7.5 million, $9.0 million, and $11.7 million for the years ended December 31, 2009, 2008 and 2007.
Issuer Purchases of Equity Securities
In accordance with correspondence from the Office of Chief Counsel of the Division of Corporate Finance of the U.S. Securities and Exchange Commission dated August 26, 2005, the FHLBNY is exempt from disclosures of unregistered sales of common equity securities or securities issued through the Office of Finance that otherwise would have been required under item 701 of the SEC’s Regulation S-K. By the same no-action letter, the FHLBNY is also exempt from disclosure of securities repurchases by the issuer that otherwise would have been required under Item 703 of Regulation S-K.

ITEM 6. SELECTED FINANCIAL DATA.

Statements of Condition	December 31,
(dollars in millions)	2009	2008	2007	2006	2005

Investments (1)	$16,222	$14,195	$25,034	$20,503	$20,945
Interest bearing balance at FRB *	—	12,169	—	—	—
Advances	94,349	109,153	82,090	59,012	61,902
Mortgage loans held-for-portfolio, net of allowance for credit losses (2)	1,318	1,458	1,492	1,483	1,467
Total assets	114,461	137,540	109,245	81,579	84,761
Deposits and borrowings	2,631	1,452	1,606	2,266	2,650
Consolidated obligations, net
Bonds	74,008	82,257	66,326	62,043	56,769
Discount notes	30,828	46,330	34,791	12,191	20,510
Total consolidated obligations	104,836	128,587	101,117	74,234	77,279
Mandatorily redeemable capital stock	126	143	239	110	18
AHP liability	144	122	119	102	91
REFCORP liability	24	5	24	17	14
Capital stock	5,059	5,585	4,368	3,546	3,590
Retained earnings	689	383	418	369	291
Accumulated other comprehensive income (loss)	(145)	(101)	(35)	(11)	4
Total capital	5,603	5,867	4,751	3,904	3,885
Equity to asset ratio (3)	4.90%	4.27%	4.35%	4.79%	4.58%

Statements of Condition	Years ended December 31,
Averages (dollars in millions)	2009	2008	2007	2006	2005

Investments (1)	$15,987	$22,253	$22,155	$19,431	$19,347
Interest bearing balance at FRB *	6,046	1,322	—	—	—
Advances	98,966	92,617	65,454	64,658	63,446
Mortgage loans	1,386	1,465	1,502	1,471	1,360
Total assets	125,461	119,710	89,961	86,319	85,254
Interest-bearing deposits and other borrowings	2,095	2,003	2,202	1,709	2,100
Consolidated obligations, net
Bonds	71,860	81,342	63,277	60,932	56,975
Discount notes	41,496	28,349	18,956	18,382	20,654
Total consolidated obligations	113,356	109,691	82,233	79,314	77,629
Mandatorily redeemable capital stock	137	166	146	51	56
AHP liability	135	122	108	95	84
REFCORP liability	21	6	10	9	7
Capital stock	5,244	4,923	3,771	3,737	3,604
Retained earnings	558	381	362	313	247
Accumulated other comprehensive income (loss)	(106)	(74)	(17)	1	4
Total capital	5,696	5,230	4,116	4,051	3,855

Operating Results and other data
(dollars in millions)	Years ended December 31,
(except earnings and dividends per share)	2009	2008	2007	2006	2005

Net interest income (4)	$701	$694	$499	$470	$395
Net income	571	259	323	285	230
Dividends paid in cash (7)	265	294	273	208	162
AHP expense	64	30	37	32	26
REFCORP expense	143	65	81	71	58
Return on average equity (5)	10.02%	4.95%	7.85%	7.04%	5.97%
Return on average assets	0.45%	0.22%	0.36%	0.33%	0.27%
Other income (loss)	$164	$(267)	$14	$(13)	$(18)
Operating expenses	76	66	67	63	59
Finance Agency and Office of Finance	8	7	5	5	6
Total other expenses	84	73	72	68	65
Operating expenses ratio (6)	0.06%	0.06%	0.07%	0.07%	0.07%
Earnings per share	$10.88	$5.26	$8.57	$7.63	$6.36
Dividend per share	$4.95	$6.55	$7.51	$5.59	$4.50
Headcount (Full/part time)	264	251	246	232	221

(1)	Investments include held-to-maturity securities, available for-sale securities, Federal funds, loans to other FHLBanks, and other interest bearing deposits.

(2)	Allowances for credit losses were $4.5 million, $1.4 million, $0.6 million, $0.6 million, and $0.6 million for the years ended December 31, 2009, 2008, 2007, 2006, and 2005.

(3)	Equity to asset ratio is capital stock plus retained earnings and Accumulated other comprehensive income (loss) as a percentage of total assets.

(4)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(5)	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average Accumulated other comprehensive income (loss).

(6)	Operating expenses as a percentage of total average assets.

(7)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.

*	FRB program commenced in October 2008. On July 2, 2009, the Bank was no longer eligible to collect interest on excess balances. The average balance is annualized YTD.

Supplementary financial data for each quarter for the years ended December 31, 2009 and 2008 are presented below (in thousands):

	2009 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$307,742	$379,530	$504,256	$666,159
Interest expense	192,627	225,678	303,997	434,777

Net interest income	115,115	153,852	200,259	231,382

Provision (Recovery) for credit losses	1,142	598	925	443
Other income (loss)	41,419	57,444	74,654	(9,147)
Other expenses and assessments	59,423	70,479	87,560	73,653

	19,146	13,633	13,831	83,243

Net income	$95,969	$140,219	$186,428	$148,139

	2008 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$1,035,467	$936,938	$910,555	$1,175,919
Interest expense	809,898	779,265	752,750	1,022,468

Net interest income	225,569	157,673	157,805	153,451

Provision (Recovery) for credit losses	558	(31)	216	30
Other income (loss)	(144,760)	(85,430)	(38,643)	1,374
Other expenses and assessments	35,187	32,484	44,964	54,571

	180,505	117,883	83,823	53,227

Net income	$45,064	$39,790	$73,982	$100,224

Interim period — Infrequently occurring items recognized.
2009- There were no infrequently occurring items that were material in any interim period in 2009.
2008- In September 2008, Lehman Brothers Holding Inc. (“LBHI”) and Lehman Brothers Special Financing Inc., (“LBSF”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. LBSF, a, derivative counterparty to the FHLBNY defaulted on the contractual terms of its agreement with regard to $16.5 billion in notional amounts of interest rate swap and derivative contracts. The net amount that is due to the FHLBNY after giving effect to obligations that are due LBSF was approximately $64.5 million, and the FHLBNY has fully reserved the receivables as the bankruptcy of LBHI and LBSF make the timing and the amount of the recovery uncertain. The provision has been recorded as a charge to Other income (loss) in the third quarter of 2008. On an after-assessment basis, the provision reduced third quarter 2008 Net income by $47.4 million, or $0.91 per share of capital.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

Organization of Management’s Discussion and Analysis (“MD&A”).
The FHLBNY’s MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table	Description	Page
-	Selected Financial Data	34
1	Market Interest Rates	47
2	Statements of Condition — Year-Over-Year Comparison	72
3	Advances by Product Type	75
4	Advances Outstanding by Year of Maturity	77
5	Advances by Interest-Rate Payment Terms	78
6	Variable-Rate Advances	78
7	Advances by Call Date	81
8	Investments by Categories	83
9	Mortgage-Backed Securities — By Issuer	84
10	Available-for-Sale Securities Composition	85
11	External Rating of the Held-to-Maturity Portfolio	86
12	External Rating of the Available-for-Sale Portfolio	86
13	Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities	87
14	Mortgage Loans by Loan Type	90
15	Mortgage Loans — Conventional and Insured Loans	91
16	Mortgage Loans — Allowance for Credit Losses	91
17	Consolidated Obligation Bonds by Type	95
18	Consolidated Obligation Bonds — Maturity or Next Call Date	101
19	Discount Notes Outstanding	102
20	FHLBNY Ratings	103
21	Derivative Hedging Strategies	109
22	Derivative Financial Instruments by Hedge Designation	110
23	Derivative Financial Instruments by Product	111
24	Derivatives Counterparty Notional Balance by Credit Ratings	113
25	Deposit Liquidity	118
26	Operational Liquidity	118
27	Contingency Liquidity	119
28	Unpledged Asset	120
29	FHFA MBS Limits	120
30	Interest Income — Principal Sources	124
31	Impact of Interest Rate Swaps on Interest Income Earned from Advances	124
32	Interest Expenses — Principal Categories	126
33	Consolidated Obligations — Interest Expenses	126
34	Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense	127
35	Components of Net Interest Income	128
36	Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps	130
37	GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets	131
38	Spread and Yield Analysis	132
39	Rate and Volume Analysis	133
40	Other Income	136
41	Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type	138
42	Earnings Impact of Derivatives — By Hedge Type	139
43	Accumulated Other Comprehensive Income (Loss) to Current Period Income From Cash Flow Hedges	142
44	Other Expenses	143
45	Operating Expenses	143
46	Affordable Housing Program Liabilities	144
47	REFCORP	144
48	Advances and Mortgage Loan Portfolios	145
49	Collateral Supporting Advances to Members	148
50	Collateral Supporting Member Obligations Other Than Advances	148
51	Location of Collateral Held	149
52	Top Ten Advance Holders	150
53	Year-Over-Year Change in Investments	151
54	NRSRO Held-to-Maturity Securities	152
55	NRSRO Available-for-Sale Securities	154
56	Carrying Value Basis of Held-to-Maturity Mortgage-Backed Securities by Issuer	156
57	Non-Agency Private Label Mortgage — And Asset-Backed Securities	157
58	Monoline Insurance Protection on Credit Impaired PLMBS	158
59	PLMBS by Year of Securitization and External Rating	159
60	Weighted-Average Market Price of MBS	161
61	PLMBS Security Types Delinquencies	163
62	MPF by Loss Layers	164
63	Mortgage Loans — Past Due	165
64	Mortgage Loans — Interest Short-Fall	166
65	Mortgage Loans — Allowance for Credit Losses	166
66	Top Five Participating Financial Institutions — Concentration	168
67	Roll-Forward First Loss Account	169
68	Credit Exposure by Counterparty Credit Rating	172
69	Contractual Obligations and Other Commitments	176

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
Cooperative business model. As a cooperative, the FHLBNY seeks to maintain a balance between its public policy mission and its ability to provide adequate returns on the capital supplied by its members. The FHLBNY achieves this balance by delivering low-cost financing to members to help them meet the credit needs of their communities and by paying a dividend on the members’ capital stock. Reflecting the FHLBNY’s cooperative nature, the FHLBNY’s financial strategies are designed to enable the FHLBNY to expand and contract in response to member credit needs. The FHLBNY invests its capital in high quality, short- and medium-term financial instruments. This strategy allows the FHLBNY to maintain sufficient liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations, and meet other obligations. The dividends paid by FHLBNY are largely the result of the FHLBNY’s earnings on invested member capital, net earnings on advances to members, mortgage loans and investments, offset in part by the FHLBNY’s operating expenses and assessments. FHLBNY’s board of directors and management determine the pricing of member credit and dividend policies based on the needs of its members and the cooperative.
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
2009 Highlights
The FHLBNY reported 2009 Net income of $570.8 million, or $10.88 per share compared with 2008 Net income of $259.1 million or $5.26 per share. The return on average equity, which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income (loss) (“AOCI”), was 10.02% in 2009, compared with 4.95% in 2008.
Net income in 2009 benefited from net gains of $164.7 million from derivatives and hedging activities in contrast to a net loss of $199.3 million in 2008. The derivatives and hedging gains in 2009 were principally from favorable fair value changes of (1) Interest rate swaps designated in economic hedges of consolidated obligation bonds, and (2) Interest rate caps designated in economic hedges of certain GSE issued capped floating-rate MBS. The principal components of the gains and losses from derivatives and hedging activities in 2009 were:
Net fair value gains of $86.8 million were due to the (1) reversal of almost all fair value losses recorded at December 31, 2008 on $25.0 billion of basis swaps designated as economic hedges of floating-rate debt, and (2) fair value gains of interest rate swaps executed in 2009 and also designated as economic hedges of debt.
•	Changes in the fair values of the basis swaps and other derivatives designated as economic hedges were marked to fair value through earnings with no offsetting changes in fair values of the hedged financial instruments. The FHLBNY had issued floating-rate debt primarily in 2008 that were either indexed to 1-month LIBOR, or the prime and the daily Federal funds rate, and the swaps were executed to synthetically convert the cash flows to 3-month LIBOR rates. In 2009, $23.0 billion of basis swaps matured and almost all previously recorded fair value losses reversed. When interest rate swaps are held to their contractual maturity (or put/call dates), nearly all of the cumulative net fair value gains and losses that are unrealized will generally reverse over time, and fair value changes will sum to zero. The fair value basis of the remaining $2.0 billion of such swaps was not significant as the bonds were nearing maturity.
•	Additional fair value gains were recorded in 2009 on $19.1 billion of new swaps executed in 2009 ($13.1 billion fixed-for-floating rate swaps, and $6.0 billion of basis swaps) and designated as economic hedges of short-term non-callable bonds. In an upward sloping yield curve environment, the pay fixed-rate, receive LIBOR-indexed swaps were in an unrealized fair value gain positions at December 31, 2009. The swaps will mature in 2010 and unrealized gains will reverse.

Changes in fair values of purchased interest rate caps in 2009 contributed $63.3 million fair value gains. Fair value of interest rate caps are impacted by the level of interest rate, volatility (variability of interest rates), and term to maturity. Long-term rates have been rising and in this interest rate environment, purchased caps will show favorable fair value gains. Such gains are unrealized and will also reverse if the caps are held to their contractual maturities.
Net interest income in 2009 was $700.6 million, slightly higher than $694.5 million in 2008. Net interest income is the primary contributor to Net income for the FHLBNY. Two opposing factors were at play in 2009. The interest spread between yields from interest-earning assets and the cost of debt widened favorably by 8 basis points. Gains were partly offset by a significant decline in earnings from member capital in the very low interest yielding environment for short-term investment. Through most of 2009 the Bank funded a significant percentage of its balance sheet assets by issuing discount notes and short-term debt at advantageous spreads. Discount notes have maturities ranging from overnight to 365 days.
Net interest spread, which is the difference between yields on interest-earning assets and yields on interest-costing liabilities, improved by 8 basis points in 2009 primarily as a result of tactical funding adjustments made by the FHLBNY in reaction to the very fluid and changing demand for the FHLBank bonds and discount notes in 2009. The improved margin was almost entirely offset by significant decline in interest income earned from the deployment of members’ capital and net non-interest bearing liabilities (“deployed capital”) to fund interest-earning assets in the very low interest rate environment in 2009 for short-term investments. The average deployed capital of $9.1 billion in 2009 could potentially have earned 149 basis points, the aggregate yield on earning assets. In 2008, average members’ capital was $6.7 billion but potentially earned 342 basis points. Deployed capital is typically utilized to fund short-term, liquid investments, and the yields from such assets declined even more steeply in 2009.
With credit markets gradually returning to normalcy, investor demand for FHLBanks’ consolidated obligation bonds has been strong and provided the opportunity for increase in new issues specifically in the fourth quarter of 2009. Discount notes remained in demand and spreads were sufficiently attractive for the FHLBNY to shift its funding mix to higher utilization of discount notes. Early in the third quarter of 2009, the pricing of discount notes deteriorated and the FHLBNY shifted its funding mix again and maturing discount notes were replaced by the issuances of short-term bonds. With 3-month LIBOR yielding less than 30 basis points, discount notes spreads to LIBOR contracted making issuances of short-term bullets and short lockouts more attractive funding vehicles for the FHLBNY. Also as a result of the steepening of the yield curve, investors are showing increasing interest in callable step-up bonds. Diversity of investor interest in FHLBank debt products is also a positive indicator.
Nonetheless, investor appetite for longer-term debt continued to be lukewarm, and investor concerns ranged from investing in housing-related investments to the fact that spreads were not at attractive levels. Such sentiments and market conditions have generally made it uneconomical for the FHLBanks to issue longer-term debt. Further, the yields demanded by investors for longer-term FHLBank debt and spreads between 3-month LIBOR and FHLBank long-term debt yield have remained at levels that make it too expensive for the FHLBNY to issue term debt and offer longer-term advances to members even if there was sufficient investor demand for such debt.
In 2009, the FHLBNY identified credit impairment on 17 of its private-label mortgage-backed securities. Cash flow assessments of the expected credit performance identified future losses in its private-label mortgage-backed securities for other-than-temporary impairment (“OTTI”) at each interim quarterly period in 2009 and at December 31, 2009. In assessing the expected credit performance of these securities, the Bank determined it was likely it would not fully recover the amortized cost basis of 17 private-label held-to-maturity mortgage-backed securities, and the securities were deemed to be OTTI. Cumulative OTTI of $20.8 million in credit impairment were charged to earnings in 2009.

The charges represented the credit loss component of OTTI. The amount of non-credit OTTI at December 31, 2009 was a cumulative loss of $110.6 million in AOCI, a component of stockholders’ equity. Although 14 of the 17 securities that have been credit impaired in 2009 are insured by bond insurers, Ambac and MBIA, the Bank’s analysis of the two bond insurers concluded that for the 14 insured securities, future credit losses due to projected collateral shortfalls would not be fully supported by the two bond insurers. See Note 1 — Significant Accounting Policies and Estimates and Note 4 — Held-to-maturity securities to the audited financial statements accompanying this report for more information about impairment methodology and bond insurer analysis.
Operating Expenses of the FHLBNY were $76.1 million in 2009, up from $66.3 million in 2008. The FHLBNY was also assessed for its share of the operating expenses for the Finance Agency and the Office of Finance, and those totaled $8.1 million in 2009, up from $6.4 million in 2008.
REFCORP assessment payments totaled $142.7 million in 2009, up from $64.8 million in 2008. Affordable Housing Program (“AHP”) assessments set aside from income totaled $64.3 million in 2009, up from $29.8 million in 2008. Assessments are calculated on Net income before assessments and the increases were due to the significant increase in 2009 Net income as compared to 2008. For more information about REFCORP and AHP assessments see the section Assessments in this Form 10-K.
Cash dividends were paid to stockholders in each of the quarters of 2009 and averaged $4.95 per share of capital stock (par value $100) for the full year. In 2008, they averaged $6.55 per share. Dividend payouts in 2009 were reduced to increase retained earnings.
Advances borrowed by members stood at $94.3 billion at December 31, 2009, a decline of $14.8 billion from the outstanding balance at December 31, 2008. Member demand for short-term fixed-rate advances, adjustable-rate advances, and overnight borrowings declined and maturing advances were not replaced.
Shareholders’ equity, the sum of Capital stock, Retained earnings, and AOCI was $5.6 billion at December 31, 2009, a decline of $264.1 million from December 31, 2008, primarily as a result of decline in members’ Capital stock. Capital stock at December 31, 2009 was $5.1 billion, a decline of $526.7 million as compared to December 31, 2008. The decrease in Capital stock was consistent with decrease in advances borrowed by members since members are required to purchase stock as a prerequisite to membership and to hold FHLBNY stock as a percentage of advances borrowed from the FHLBNY. The Bank’s current practice is to redeem stock in excess of the amount necessary to support advance activity on a daily basis. As a result, the amount of capital stock outstanding varies in line with members’ outstanding advance borrowings. Retained earning was $688.9 million, up by $306.0 million from December 31, 2008. Dividends paid out of retained earnings amounted to $264.7 million in 2009, compared to $294.5 million in 2008. AOCI was a loss of $144.5 million at December 31, 2009 compared to a loss of $101.2 million at December 31, 2008 and was comprised of net unrealized losses from recording the non-credit component of OTTI on held-to-maturity securities, unrecognized losses from cash flow hedging activities, additional liabilities on employee pension plans, and net unrealized fair value losses on available-for-sale securities.

2010 Business Outlook
The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties which could cause the FHLBNY’s actual results to differ materially from those set forth in such forward-looking statements.
The FHLBNY expects its earnings to decline in 2010 to levels more typical of the years before 2009, primarily as a result of lower net interest margins on the Bank’s earnings from core assets, primarily advances and investments in mortgage-backed securities, as the Bank does not expect the funding advantages experienced in 2009 to continue in 2010.
Advances — Management is unable to predict the timing and extent of the expected recovery in the U.S. economy, particularly the recovery in the housing market, or an expectation of continued stability in the financial markets. Against that backdrop, the management of the Bank believes it is also difficult to predict member demand for advances, which is the primary focus of the FHLBNY’s operations and the principal factor that impacts its operating results.
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and long-term funding driven by economic factors such as availability to the Bank’s members of alternative funding sources that are more attractive, the interest rate environment, and the outlook for the economy. Members may choose to prepay advances, which may require prepayment fees, based on their expectations of interest rate changes and demand for liquidity. Demand for advances may also be influenced by the dividend payout rate to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership stock and activity-based stock, which a member is required to purchase in order to borrow advances. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by members of another FHLBank or a non-member, they no longer qualify for membership in the FHLBNY, which cannot renew outstanding advances or provide new advances to non-members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight advance lending if the former member borrowed such advances.
Earnings — In 2010, existing high-yielding fixed-rate MBS and some intermediate-term advances will pay down or mature, and it is unlikely they will be replaced by equivalent high yielding assets, and this will tend lower the overall yield on total assets. The FHLBNY expects general advance demand from members to likely to decline, and specifically, the Bank expects limited demand for large intermediate-term advances because many members have previously filled their needs with the FHLBNY, and other members have significant amounts of intermediate-term advances that were borrowed from the FHLBNY several years ago. The FHLBNY anticipates that such members are probably considering prepaying those borrowings, or to not replacing them at maturity. Members that have expressed interest in intermediate-term borrowing have not been significant borrowers in the past. Other members may be hesitant to act early in 2010 or until evidence is stronger that market interest rates are set to rise. Without the ability to make funding decisions early in the 2010, the FHLBNY may lose the potential opportunities to profitably fund these advance types early in the year when funding spreads are still relatively reasonable for the FHLBNY. As result of these factors, the FHLBNY expects demand for advance borrowing by members to decline and at the same time, expects the net margins from new advances to narrow.
The FHLBNY earns income from investing its members’ capital and non-interest bearing liabilities, together referred to as deployed capital, to fund interest-earning assets. The two principal factors that impact earnings from deployed capital are the average amount of capital outstanding in a period and the interest rate environment in the period, which in turn impacts yields on earning assets. These factors determine the potential earnings from deployed capital, and both factors are subject to change. The Bank cannot predict with certainty the level of earnings from capital. In a lower interest rate environment, deployed capital, which consists of capital stock, retained earnings, and net non-interest bearing liabilities, will provide relatively lower income. On the other hand, if member borrowings grow, capital will grow and provide a higher potential for earnings.

Demand for FHLBank debt — The FHLBNY’s primary source of funds is the sale of consolidated obligations in the capital markets, and its ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond the FHLBNY’s control. The FHLBNY may not be able to obtain funding on acceptable terms, if at all given the extraordinary market conditions and structural changes in the debt market. If the FHLBNY cannot access funding when needed on acceptable terms, its ability to support and continue operations could be adversely affected, which could negatively affect its financial condition and results of operations. The pricing of the FHLBanks’ longer-term debt remains at levels that are still sub-optimal, relative to LIBOR. To the extent the FHLBanks receive sub-optimal funding, the Bank’s member institutions may, in turn, experience higher costs for advance borrowings. To the extent the FHLBanks may not be able to issue long-term debt at economical spreads relative to the 3-month LIBOR rate; the Bank’s member institutions’ borrowing choices may also be limited.
A significant amount of FHLBank bonds matured in 2009 and were refinanced successfully. In 2010, the refunding needs to replace maturing FHLBank bonds will be significant. If the bond market cannot support the refunding volumes, it will put greater pressure on the FHLBank bonds and investors may demand higher yields. Alternatively, the FHLBanks may resort to the issuance of discount notes, which have maturities of up to a year only, to fill any refunding gap. Discount notes may themselves face increased challenges as competition increases from Treasury bills as the Treasury funds the multiple programs implemented for the current crises, or if demand for discount notes declines. The impact of the recession may reduce member demand for liquidity and may reduce pressure on the FHLBanks to refinance maturing bonds in 2010.
Credit Impairment of Mortgage-backed securities — Cumulative other-than-temporary credit impairment charges of $20.8 million were recorded for the FHLBNY’s MBS portfolios in 2009. However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the ability of monoline insurers to support the insured securities that are dependent on insurance is negatively impacted by their future financial performance, additional OTTI would have to be recognized, which would negatively impact the FHLBNY’s Net income.

Trends in the Financial Markets
Conditions in Financial Markets. The primary external factors that affect net interest income are market interest rates and the general state of the economy. The following table presents changes in key rates over the course of 2009 and 2008 (rates in percent):
Table 1: Market Interest Rates

	Year-to-date December 31,
	2009	2008	2009	2008
	Average	Average	Ending Rate	Ending Rate
Federal Funds Rate	0.25%	2.08%	0.25%	0.25%
3-month LIBOR	0.69	2.93	0.25	1.43
2-year U.S. Treasury	0.94	2.00	1.14	0.77
5-year Treasury	2.18	2.79	2.68	1.55
10-year Treasury	3.24	3.64	3.84	2.21
15-year residential mortgage note rate	4.59	5.88	4.57	5.11
30-year residential mortgage note rate	5.03%	6.24%	5.08%	5.28%
Impact of general level of interest rates on the FHLBNY. The level of interest rates during a reporting period impacts the FHLBNY’s profitability, due primarily to the relatively shorter-term structure of earning assets and the impact of interest rates on invested capital. As of December 31, 2009 and 2008, investments, excluding mortgage-backed securities and state and local housing agency obligations, had stated maturities of less than one year. The FHLBNY also used derivatives to effectively change the repricing characteristics of a significant proportion of its advances and consolidated obligation debt to match shorter-term LIBOR rates that repriced at three-month or less intervals. Consequently, the current level of short-term interest rates, as represented by the overnight Federal funds target rate and the 3-month LIBOR rate, has an impact on the FHLBNY’s profitability.
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

Recently Issued Accounting Standards and Interpretations, and Significant Accounting Policies and Estimates.
Recently issued Accounting Standards and Interpretations
For a discussion of recently issued accounting standards and interpretations, see the audited financial statements accompanying this report (specifically, Note 1 — Recently issued Accounting Standards and Interpretations).
Significant Accounting Policies and Estimates
The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. These policies include estimating the liabilities for pension, and estimating fair values of certain assets and liabilities, evaluating the impairment of the Bank’s securities portfolios, estimating the allowance for credit losses on the advance and mortgage loan portfolios, accounting for derivatives and hedging activities, and amortization of premiums and accretion of discounts. The Bank has discussed each of these significant accounting policies, the related estimates and its judgment with the Audit Committee of the Board of Directors. For additional discussion regarding the application of these and other accounting policies, see Note 1 to the Bank’s audited financial statements included in this report.
Fair Value Measurements and Disclosures
The accounting standards on fair value measurements and disclosures discuss how entities should measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources or those that can be directly corroborated to market sources, while unobservable inputs reflect the FHLBNY’s market assumptions. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal or most advantageous market for the asset or liability between market participants at the measurement date. This definition is based on an exit price rather than transaction or entry price.
Valuation Techniques — Three valuation techniques are prescribed under the fair value measurement standards — Market approach, Income approach and Cost approach. Valuation techniques for which sufficient data is available and that are appropriate under the circumstances should be used.
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
At December 31, 2009 and 2008, the FHLBNY measured and recorded fair values using the above guidance for derivatives, available-for-sale securities, consolidated obligation bonds that were designated and recorded at fair value using the fair value option (“FVO”). At December 31, 2009 and 2008, the Bank had designated consolidated obligation debt of $6.0 billion and $983.0 million under the FVO accounting. Held-to-maturity securities determined to be credit impaired or OTTI at December 31, 2009 were also measured at fair value on a non-recurring basis. Recorded fair values of OTTI securities were $42.9 million at December 31, 2009. No fair values were recorded on a non-recurring basis at December 31, 2008.
Fair values of all derivatives were computed and recorded in the Statements of Condition using quantitative models and employed multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. These multiple market inputs were predominantly actively quoted and verifiable through external sources, including brokers and market transactions.
Fair values of mortgage-backed securities (classified as held-to-maturity or available-for-sale), were computed consistent with the guidance from the MBS Pricing Committee (“Pricing Committee”) (See Pricing of mortgage-backed securities in Note 1 — Significant Accounting Polices and Estimates to the audited financial statements accompanying this report), and the FHLBNY updated its pricing methodology used to estimate the fair value of mortgage-backed securities starting in the interim periods ended September 30, 2009 and at December 31, 2009. Under the approved methodology, the FHLBNY requested prices for all mortgage-backed securities from four specific third-party vendors. Prior to the change, the FHLBNY used three of the four vendors specified by the Pricing Committee. Depending on the number of prices received from the four vendors for each security, the FHLBNY selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review by the FHLBNY. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), the FHLBNY will obtain a price from securities dealers that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. The incorporation of the Pricing Committee guidelines did not have a significant impact in the FHLBNY’s estimate of the fair values of its investment securities at implementation of the methodologies as of September 30, 2009.

In addition to the instruments carried at fair value as described above, a significant percentage of fixed-rate advances and consolidated obligation bonds were hedged to mitigate the risk of fair value changes that are attributable solely to changes in LIBOR, the designated benchmark interest rate for the FHLBNY, and accounted under hedge accounting rules in a fair value hedging relationship. To the extent the FHLBNY’s valuation model is used to calculate changes in the benchmark fair values of hedged items, the inputs have a significant effect on the reported carrying values of assets and liabilities and the related income and expense; the use of different inputs could result in materially different net income and reported carrying values. When the FHLBNY deems that a hedge relationship is either not operationally practical or considers the hedge may not be highly effective as defined under hedge accounting standards, the FHLBNY may designate certain derivatives as economic hedges of advances and consolidated obligation bonds and discount notes.
In addition to those items that are carried at fair value, the Bank estimates fair values for its other financial instruments for disclosure purposes. The Bank’s fair value measurement methodologies for assets and liabilities that are carried at fair value are more fully described in Note 1 — Significant Accounting Policies and Estimates, and Note 18 — Fair Values of Financial Instruments to the audited financial statements accompanying this report.
The FHLBNY’s pricing models are subject to annual validation and the Bank periodically reviews and refines, as appropriate, its assumptions and valuation methodologies to reflect market indications as closely as possible. The Bank believes it has the appropriate personnel, technology, and policies and procedures in place to enable it to value its financial instruments in a reasonable and consistent manner and in accordance with established accounting policies.
Other-than-temporary impairment — Accounting and Governance Policies, Impairment analysis, Pricing of mortgage-backed securities, and Bond insurer methodology.
The FHLBNY evaluates its investments on a quarterly basis for impairment and determines if unrealized losses are temporary based in part on the creditworthiness of the issuers and the underlying collateral. A security is considered impaired if its fair value is less than its amortized cost basis. Amortized cost basis includes adjustments made to the cost of an investment for accretion, amortization, collection of cash, previous OTTI recognized in earnings and fair value hedge accounting adjustments. If management has made a decision to sell such an “impaired” security, OTTI is considered to have occurred. If a decision to sell the impaired investment has not been made, but management concludes that it is more likely than not that it will be required to sell such a security before recovery of the amortized cost basis of the security, an OTTI is also considered to have occurred.
Even if management does not intend to sell such an impaired security, an OTTI has occurred if analysis determines that a credit loss exists. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is a credit loss. To determine if a credit loss exists, management compares the present value of the cash flows expected to be collected to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the security’s amortized cost, an OTTI exists, irrespective of whether management will be required to sell such a security. The Bank’s methodology to calculate the present value of expected cash flows is to discount the expected cash flows (principal and interest) of a fixed-rate security that is deemed as OTTI by using its effective interest rate as of the date it was acquired. For a variable-rate security that is evaluated for OTTI, the expected cash flows are computed using a forward-rate curve, which are then discounted using the forward rates.

However, if management determines that OTTI exists only because of a credit loss (even if it does not intend to sell or it will not be required to sell such a security), the amount of impairment related to credit loss is recorded in earnings and the amount of loss related to factors other than credit loss is recognized as a component of AOCI.
If the FHLBNY determines that OTTI has occurred, it accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment. The investment security is written down to fair value, which becomes its new amortized cost basis. The new amortized cost basis is not adjusted for subsequent recoveries in fair value.
For securities designated as available-for-sale, subsequent unrealized changes to the fair values (other than OTTI) are recorded in AOCI. For securities designated as held-to-maturity, the amount of OTTI recorded in AOCI for the non-credit component of OTTI is amortized prospectively over the remaining life of the securities based on the timing and amounts of estimated future cash flows. Amortization out of AOCI is offset by an increase in the carrying value of securities until the securities are repaid or are sold or subsequent OTTI is recognized in earnings.
If subsequent evaluation indicates a significant increase in cash flows greater than previously expected to be collected or if actual cash flows are significantly greater than previously expected, the increases are accounted for as a prospective adjustment to the accretable yield through interest income. In subsequent periods, if the fair value of the investment security has further declined below its then-current carrying value and there has been a decrease in the estimated cash flows the FHLBNY expects to collect, the FHLBNY will recognize additional OTTI.
OTTI Governance Committee — During the first quarter of 2009, the Finance Agency required the FHLBanks to develop and utilize FHLBank System-wide modeling assumptions for purposes of producing cash flow analyses used in the OTTI assessment for private label residential MBS. During the second quarter of 2009, the FHLBanks enhanced the overall OTTI process by creating an OTTI Governance Committee (“OTTI Committee”). The OTTI Committee provides a formal process by which the FHLBanks can provide input on and approve assumptions. The OTTI Committee is responsible for reviewing and approving the key assumptions including interest rate and housing prices along with related modeling inputs and methodologies to be used to generate cash flow projections. The OTTI Committee requires the FHLBanks to run the OTTI analysis on a common platform, and to perform OTTI analysis on sample securities to ensure that the OTTI analysis produces consistent results, among the FHLBanks. The FHLBNY has utilized the FHLBank of San Francisco to run its OTTI analysis of its private label residential MBS classified as prime and the FHLBank of Chicago to run its private label residential MBS classified as subprime. For about 50 percent of the FHLBNY’s private label MBS where sufficient underlying loan level collateral data was not available to the specific loan performance models used by the two FHLBanks in order to determine the assumptions under the OTTI Committee’s approach, the two FHLBanks were not able to generate cash flow projections at December 31, 2009. Beginning with the quarter ended September 30, 2009, and at December 31, 2009, the FHLBNY performed its OTTI analysis by cash flow testing 100 percent of it private-label MBS, and utilized the results of the OTTI analysis performed by the two FHLBanks to benchmark the results of its own OTTI testing, and concluded that results were consistent. At December 31, 2008, and at the two interim quarters ended June 30, 2009, the FHLBNY’ methodology was to analyze all its private-label MBS to isolate securities that were considered to be at risk of OTTI and to perform cash flow analysis on securities at risk of OTTI.

The FHLBNY performed its OTTI analysis on monoline insurers (bond insurers) in a manner consistent with the methodology approved by the OTTI Committee. In the third quarter of 2009 the FHLBanks also formed the MBS Pricing Governance Committee, which was responsible for developing a fair value methodology for mortgage-backed securities that all FHLBanks could adopt. Consistent with the guidance from the Pricing Committee, the FHLBNY updated its methodology used to estimate the fair value of mortgage-backed securities starting with the interim period ended September 30, 2009 and at December 31, 2009. Under the approved methodology, the FHLBNY requests prices for all mortgage-backed securities from four specific third-party vendors. Prior to the change, the FHLBNY used three of the four vendors specified by the Pricing Committee. Depending on the number of prices received from the four vendors for each security, the FHLBNY selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review by the FHLBNY. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), the FHLBNY will obtain a price from securities dealers that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. The incorporation of the Pricing Committee guidelines did not have a significant impact in the FHLBNY’s estimate of the fair values of its investment securities as of September 30, 2009, the implementation date, or subsequently. For more information about the OTTI Governance Committee, see Significant Accounting Policies and Estimates in Note 1 to the audited financial statements accompanying this report.
Bond Insurer analysis — Certain held-to-maturity private-label MBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The FHLBNY performs cash flow credit impairment tests on all of its private-label insured securities, and the analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due. If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls. Certain monoline insurers have been subject to adverse ratings, and weakening financial performance measures. In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to assess the ability of the monoline insurers to meet future insurance obligations. The methodology establishes boundaries that can be used on a consistent basis, and includes both quantitative and qualitative factors. The methodology calculates the length of time a monoline is expected to remain financially viable to pay claims for securities insured. It employs for the most part, publicly available information to identify cash flows used up by a monoline for insurance claims. Based on the monoline’s existing insurance reserves, the methodology attempts to predict the length of time over which the monoline’s claims-paying resources could sustain bond insurance losses. The methodology provides an indicator of a point in time in the future when the monoline’s claim-paying resources are estimated to be exhausted. For more information about monoline insurer assessment methodology, see Note 1 — Significant Accounting Policies and Estimates to the audited financial statements accompanying this report.
GSE issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac or a government agency by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities. Based on the Bank’s analysis, GSE and agency issued securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their abilities to support the secondary mortgage market. The FHLBNY believes that it will fully recover its investments in GSE and agency issued securities given the current levels of collateral and credit enhancements and guarantees that exist to protect the investments.

Provision for Credit Losses
The provision for credit losses for advances (none) and mortgage loans, including those acquired under the Mortgage Partnership Finance Program (MPF), represents management’s estimate of the probable credit losses inherent in these two portfolios. Determining the amount of the provision for credit losses is considered a critical accounting estimate because management’s evaluation of the adequacy of the provision is subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses based on historical loss experience, and consideration of current economic trends, all of which are susceptible to change. The FHLBNY’s assumptions and judgments on its provision for credit losses are based on information available as of the date of the financial statements. Actual losses could differ from these estimates.
Advances — No provisions for credit losses were required. The FHLBNY has policies and procedures in place to manage its credit risk effectively. Outlined below are the underlying assumptions that the FHLBNY uses for evaluating its exposure to credit loss.
•	Monitoring the creditworthiness and financial condition of the institutions to which it lends funds.
•	Reviewing the quality and value of collateral pledged by members.
•	Estimating borrowing capacity based on collateral value and type for each member, including assessment of margin requirements based on factors such as cost to liquidate and inherent risk exposure based on collateral type.
•	Evaluating historical loss experience.
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
The FHLBNY is required by Finance Agency regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain kinds of collateral on its advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits in the FHLBNY, and other real estate related assets. The FHLBNY has never experienced a credit loss on an advance. Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2009, 2008, and 2007.
At December 31, 2009, 2008 and 2007, the FHLBNY had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.
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
Allowance for credit losses on MPF Program loans, which are classified either under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due, are segregated from the aggregate pool. If adversely classified, or on non-accrual status, MPF loans, except Federal Housing Administration and Veterans Administration insured loans, are analyzed under liquidation scenarios on a loan level basis and identified losses greater than $1,000 are fully reserved. Federal Housing Administration and Veterans Administration insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicer defaulting on their obligations. Federal Housing Administration and Veterans Administration mortgage loans, if adversely classified will have reserves established only in the event of a default of a Participating Financial Institution. Reserves are based on the estimated costs to recover any uninsured portion of the MPF loan.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.
Management of the FHLBNY identifies inherent losses through analysis of the conventional loans (loss analysis excludes Federal Housing Administration and Veterans Administration insured loans) that are not adversely classified or past due. Reserves are based on the estimated costs to recover any portion of the MPF loans that are not FHA and VA insured.
When a mortgage loan is foreclosed, the FHLBNY will charge to the loan loss reserve account any excess of the carrying value of the loan over the net realizable value of the foreclosed loan.
The FHLBNY also holds participation interests in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program. Acquisition of participations under the Community Mortgage Asset program were suspended indefinitely in November 2001, and the outstanding balance of Community Mortgage Asset loans was $3.9 million and $4.0 million at December 31, 2009 and 2008. If adversely classified, Community Mortgage Asset loans would require additional loan loss reserves based on the shortfall of the liquidation value of collateral to cover the remaining balance of the loan.

Accounting for Derivatives
The Bank records and reports hedging activities under accounting standards for derivatives and hedging. In compliance with the standards, the accounting for derivatives requires the FHLBNY to make the following assumptions and estimates: (i) assessing whether the hedging relationship qualifies for hedge accounting, (ii) assessing whether an embedded derivative should be bifurcated, (iii) calculating the effectiveness of the hedging relationship, (iv) evaluating exposure associated with counterparty credit risk, and (v) estimating the fair value of the derivatives. The FHLBNY’s assumptions and judgments include subjective estimates based on information available as of the date of the financial statements and could be materially different based on different assumptions, calculations, and estimates.
The FHLBNY specifically identifies the hedged asset or liability and the associated hedging strategy. Prior to execution of each transaction, the FHLBNY documents the following items:
•	Hedging strategy
•	Identification of the item being hedged
•	Determination of the accounting designation
•	Determination of method used to assess the effectiveness of the hedge relationship
•	Assessment that the hedge is expected to be effective in the future if designated as a qualifying hedge accounting standards for derivatives and hedging.
All derivatives are recorded on the Statements of Condition at their fair value and designated as either fair value or cash flow hedges for qualifying hedges or as non-qualifying hedges (economic hedges, or customer intermediations) under the accounting standards for derivatives and hedging. In an economic hedge, the Bank executes derivative contracts, which are economically effective in reducing risk, either because a qualifying hedge is not available or because the cost of a qualifying hedge is not economical.
Changes in the fair values of a derivative that qualifies as a fair value hedge are recorded in current period earnings or in AOCI if the derivative qualifies as a cash flow hedge.
In addition, the FHLBNY evaluates the products offered to its members and debt issued to investors to determine whether an embedded derivative exists under the accounting standards for derivatives and hedging. The evaluation includes reviewing the terms of the instrument to identify whether some or all of the cash flows or the value of other exchanges required by the instrument are similar to a derivative and should be bifurcated from the host contract. If it is determined that an embedded derivative should be bifurcated, the FHLBNY measures the fair value of the embedded derivative separately from the host contract and records the changes in fair value in earnings. The FHLBNY did not have to bifurcate any embedded derivative in any period reported.
Assessment of Effectiveness. Highly effective hedging relationships that use interest rate swaps as the hedging instrument to hedge a recognized asset or liability and that meet certain specific criteria under the accounting standards for derivatives and hedging qualify for an assumption of no ineffectiveness (also referred to as the “short-cut” method). The short-cut method allows the FHLBNY to assume that the change in fair value of the hedged item attributable to the benchmark interest rates (LIBOR for the Bank) equals the change in fair value of the derivative during the life of the hedge.
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

Hedge Discontinuance. When a hedging relationship fails the effectiveness test, the FHLBNY immediately discontinues hedge accounting. In addition, the FHLBNY discontinues hedge accounting for a cash flow hedge when it is no longer probable that a forecasted transaction will occur in the original expected time period, or when the fair value hedge of a firm commitment no longer meets the required criteria of a firm commitment. The FHLBNY treats modifications of hedged items (e.g., reduction in par amounts, change in maturity date, and change in strike rates) that are other than minor as a termination of a hedge relationship. The FHLBNY records the effect of discontinuance of hedges to earnings as a Net realized and unrealized gain (loss) on derivatives and hedging activities in “Other income (loss)” in the Statements of income.
Accounting for Hedge Ineffectiveness. The FHLBNY quantifies and records the ineffectiveness portion of a hedging relationship as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of income. Ineffectiveness for fair value hedging relationships is calculated as the difference in the change in fair value of the hedging instrument and the change in fair value of the hedged item that is attributable to the risk being hedged, which has been designated by the Bank as LIBOR. Ineffectiveness for anticipatory hedge relationships is recorded when the change in the fair value of the hedging instrument differs from the related change in the present value of the cash flows from the anticipated hedged item.
Credit Risk from Counterparties. The FHLBNY is subject to credit risk as a result of nonperformance by counterparties to the derivative agreements. The FHLBNY enters into master netting arrangements and bilateral security agreements with all active non-member derivative counterparties, which provide for delivery of collateral at specified levels to limit the FHLBNY’s net unsecured credit exposure to these counterparties. The FHLBNY makes judgments on each counterparty’s creditworthiness and estimates of collateral values in analyzing its credit risk for nonperformance by counterparties. Bilateral agreements consider the credit risks and the agreement specifies thresholds that change with changes in credit ratings. Typically, collateral is exchanged when fair values of derivative positions exceed the predetermined thresholds. To the extent that the fair values do not equal the collateral posted as a result of the thresholds in place, the FHLBNY or the derivative counterparty is exposed to credit risk in the event of a default. Also, to the extent that the posted collateral does not equal the replacement fair values of open derivative positions in a scenario such as a default, the FHLBNY or the derivative counterparty is exposed to credit risk. All extensions of credit, including those associated with the purchase or sale of derivatives to members of the FHLBNY, are fully secured by eligible collateral.
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

The FHLBNY considers hedges of committed advances and consolidated obligations bonds eligible for the short-cut accounting, (hedges must meet certain specific criteria under the accounting standards for derivatives and hedging to qualify for an assumption of no ineffectiveness), as long as settlement of the committed asset or liability occurs within the shortest period possible for that type of instrument. The FHLBNY also believes the conditions of no ineffectiveness are met if the fair value of the swap is zero on the date the FHLBNY commits itself to issue the consolidated obligation bond.
Amortization of Premiums and Accretion of Discounts
The FHLBNY estimates prepayments for purposes of amortizing premiums and accreting discounts associated with certain investment securities in accordance with accounting guidance for investments in debt and equity securities, which requires premiums and discounts to be recognized in income at a constant effective yield over the life of the instrument. Because actual prepayments often deviate from the estimates, the FHLBNY periodically recalculates the effective yield to reflect actual prepayments to date.
•	Adjustments of the effective yields for mortgage-backed securities are recorded on a retrospective basis, meaning as if the new estimated life of the security had been known at its original acquisition date. Changes in interest rates have a direct impact on prepayment speeds and estimated life, which will result in yield adjustments and can be a source of income volatility. Reductions in interest rates generally accelerate prepayments, which accelerate the amortization of premiums and reduce current earnings. Typically, declining interest rates also accelerate the accretion of discounts, thereby increasing current earnings. On the other hand, in a rising interest rate environment, prepayments will generally extend over a longer period, shifting some of the premium amortization and discount accretion to future periods.
•	The Bank uses the contractual method to amortize premiums and accrete discounts on mortgage loans held-for-portfolio. The contractual method recognizes the income effects of premiums and discounts in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based upon assumptions about future borrower behavior.
For more information about amortization and accretion recorded in the Statements of Income see Note 4 — Held-to-maturity securities, Note 5 — Available-for-sale securities, and Note 7 — Mortgage loans held-for-portfolio to the audited financial statements accompanying this report.

Legislative and Regulatory Developments
Housing and Economic Recovery Act
On July 30, 2008, the President of the United States signed into law the Housing and Economic Recovery Act of 2008 (“HERA”). As more fully discussed below, among other things, this legislation:
•	established the Finance Agency effective on the date of enactment of HERA to regulate (i) Fannie Mae and Freddie Mac (collectively, the “Enterprises”), (ii) the FHLBanks (together with the Enterprises, the “Regulated Entities”) and (iii) the Office of Finance;
•	eliminated the Office of Federal Housing Enterprise Oversight (“OFHEO”) and the Finance Board no later than one year after enactment and restricted their activities during such period to those necessary to wind up their affairs (on October 27, 2008, the Finance Agency announced that the formal integration of OFHEO and the Finance Board into the Finance Agency had been completed);
•	established a director (“Director”) of the Finance Agency with broad authority over the Regulated Entities;
•	amended certain aspects of the FHLBanks’ corporate governance;
•	authorizes voluntary mergers of FHLBanks with the approval of the Director and permits the Director to liquidate a FHLBank;
•	made, or requires the Director to study and report on, other changes regarding the membership and activities of the FHLBanks;
•	provides that all regulations, orders, directives and determinations issued by the Finance Board and OFHEO prior to enactment of HERA immediately transfer to the Finance Agency and remain in force unless modified, terminated, or set aside by the Director; and
•	granted the Secretary of the Treasury the temporary authority (through December 31, 2009 and subject to certain conditions) to purchase obligations and other securities issued by Fannie Mae, Freddie Mac, and the FHLBanks.
HERA requires the Finance Agency to issue a number of regulations, orders and reports. Since the enactment of HERA, the Finance Agency has issued certain of these regulations, orders and reports. Some of the more significant provisions of HERA, and the status of any actions required to be taken by the Finance Agency with respect thereto are summarized below. The full effect of this legislation on the Bank and its activities will become known only after all of the required regulations, orders, and reports are issued and finalized.
Structure of the Finance Agency
The Director of the Finance Agency is appointed by the President of the United States and confirmed by the Senate, and serves a five-year term. He or she may be removed only for cause. HERA provided that the Director of OFHEO at the time of enactment would serve as the Director of the Finance Agency until a permanent Director was appointed and confirmed. James Lockhart, the Director of OFHEO at the time of enactment of HERA, served as Director of the Finance Agency until his resignation in August 2009. Currently, Edward DeMarco, formerly Chief Operating Officer and Senior Deputy Director for Housing Mission and Goals for the Finance Agency, is serving as the Acting Director. At the date of this report, a permanent Director has not yet been appointed and confirmed.
HERA provides for three Deputy Directors of the Finance Agency. The Deputy Director of the Division of Enterprise Regulation is responsible for the safety and soundness regulation of Fannie Mae and Freddie Mac. The Deputy Director of the Division of FHLBank Regulation is responsible for the safety and soundness regulation of the FHLBanks. Finally, the Deputy Director for Housing Mission and Goals oversees the housing mission and goals of the Enterprises and the community and economic development mission of the FHLBanks.

The Director of the Finance Agency, the Secretary of the Treasury, the Secretary of the Department of Housing and Urban Development, and the Chairman of the SEC constitute the Federal Housing Finance Oversight Board, and the Director serves as the chair of and consults with this board, which has no executive authority.
Finance Agency Assessments
The Finance Agency is funded entirely by assessments from the Regulated Entities. On September 30, 2008, the Finance Agency adopted a final rule establishing policy and procedures for the Finance Agency to impose assessments on the Regulated Entities (the “Assessments Rule”). Pursuant to the Assessments Rule, the Director allocates the annual assessment between the Enterprises and the FHLBanks, with the FHLBanks paying proportional shares of the assessment sufficient to provide for payment of the costs and expenses relating to the FHLBanks, as determined by the Director. Each FHLBank is required to pay a pro rata share of the annual assessment allocated to the FHLBanks based on the ratio between the FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of all FHLBanks. A FHLBank’s minimum required regulatory capital is the highest amount of capital necessary for a FHLBank to comply with any of the capital requirements established by the Director and applicable to the FHLBank.
The Director may, at his or her discretion, increase the amount of a Regulated Entity’s assessment (i) if the Regulated Entity is not classified as adequately capitalized (to pay additional estimated costs of regulation of that Regulated Entity) or (ii) to cover costs of enforcement activities related to that Regulated Entity. The Director may also, at any time, collect an additional assessment from a Regulated Entity to otherwise cover the estimated amount of any deficiency as a result of increased costs of regulation of a Regulated Entity. The Director may require the Regulated Entity to pay such additional assessment immediately, rather than through an increase of the Regulated Entity’s next required payment. The Director may assess interest and penalties on any delinquent assessment payment and may enforce an assessment payment through a cease-and-desist proceeding or through civil money penalties.
Authority of the Finance Agency Director
The Director has broad authority to regulate the Regulated Entities, including the authority to set capital requirements, seek prompt corrective action, bring enforcement actions, put a Regulated Entity into receivership, and levy fines against the Regulated Entities and entity-affiliated parties. The HER Act defines an “entity-affiliated party” to include (i) officers, directors, employees, agents, and controlling shareholders of a Regulated Entity; (ii) any shareholder, affiliate, consultant, joint venture partner, and any other person that the Director determines participates in the conduct of the Regulated Entity’s affairs; (iii) any independent contractor of a Regulated Entity that knowingly or recklessly participates in any violation of law or regulation, any breach of fiduciary duty, or any unsafe or unsound practice; (iv) any not-for-profit corporation that receives its principal funding, on an ongoing basis, from any Regulated Entity; and (v) the Office of Finance.
In connection with this authority, on January 30, 2009, the Finance Agency adopted an interim final rule establishing capital classifications and critical capital levels for the FHLBanks (the “Capital Regulation”). On August 4, 2009, the Finance Agency adopted the interim final rule as a final regulation, subject to amendments meant to clarify certain provisions. On February 8, 2010, the Finance Agency issued a proposed rule with request for comment setting forth standards and procedures that the Director would apply in determining whether to impose a temporary increase in the minimum capital level of a FHLBank. Comments on the proposed rule may be submitted to the Finance Agency through April 9, 2010. For additional information regarding the Capital Regulation and the Bank’s capital requirements, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk-Based Capital Rules and Other Capital Requirements.

Executive Compensation
HERA requires the Director to prohibit a FHLBank from providing compensation to its executive officers that is not reasonable and comparable with compensation for employees in similar businesses involving similar duties and responsibilities. Further, pursuant to the Capital Regulation, if a FHLBank is undercapitalized, the Director may also restrict executive officer compensation. The Capital Regulation defines “executive officer” to include a FHLBank’s (i) named executive officers identified in the FHLBank’s Annual Report on Form 10-K, (ii) other executives who occupy certain positions or who are in charge of certain subject areas and (iii) any other individual, without regard to title, who is in charge of a principal business unit, division or function or who reports directly to the FHLBank’s chairman, vice chairman, president or chief operating officer.
On June 5, 2009, the Finance Agency issued a proposed rule to set forth requirements and processes with respect to compensation provided to executive officers by a FHLBank. Comments on the proposed rule could be submitted to the Finance Agency through August 4, 2009.
If adopted as proposed, the proposed rule would allow the Director to review the compensation arrangements for any executive officer of a FHLBank at any time. The proposed rule would define “executive officer” as the Capital Regulation does (as set forth above). The Director could prohibit the FHLBank, and the FHLBank would be prohibited, from providing compensation to any such executive officer that is not reasonable and comparable with compensation for employees in other similar businesses involving similar duties and responsibilities. In determining whether such compensation is reasonable and comparable, the Director could consider any factors the Director considered relevant (including any wrongdoing on the part of the executive officer). However, the Director would not be able to prescribe or set a specified level or range of compensation.
With respect to compensation under review by the Director, the Director’s prior approval would be required for (i) a written arrangement that provided an executive officer a term of employment of more than six months or that provided compensation in connection with termination of employment, (ii) annual compensation, bonuses and other incentive pay of a FHLBank’s president and (iii) compensation paid to an executive officer, if the Director provided notice that the compensation of such executive officer would be subject to a specific review by the Director.
Separately, on October 27, 2009, the Finance Agency issued Advisory Bulletin 2009-AB-02, “Principles for Executive Compensation at the Federal Home Loan Banks and the Office of Finance” (“AB 2009-02”). In AB 2009-02, the Finance Agency outlines several principles for sound incentive compensation practices to which the FHLBanks should adhere in setting executive compensation policies and practices. Those principles are (i) executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions, (ii) executive incentive compensation should be consistent with sound risk management and preservation of the par value of a FHLBank’s capital stock, (iii) a significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome-indicators, (iv) a significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon performance over several years and (v) the board of directors of each FHLBank and the Office of Finance should promote accountability and transparency in the process of setting compensation. In evaluating compensation at the FHLBanks, the Director will consider the extent to which an executive’s compensation is consistent with the above principles.

Indemnification Payments and Golden Parachute Payments
The Director may also prohibit or limit, by regulation or order, any indemnification payment or golden parachute payment. In September 2008, the Finance Agency issued an interim final regulation relating to golden parachute payments (the “Golden Parachute Regulation”) and indicated it would publish a separate rulemaking relating to indemnification payments in the future. On January 29, 2009, the Finance Agency issued a final rule setting forth the factors to be considered by the Director in carrying out his or her authority to limit golden parachute payments to entity-affiliated parties (which factors are discussed below).
The Golden Parachute Regulation defines a “golden parachute payment” as any payment (or any agreement to make any payment) in the nature of compensation by any Regulated Entity for the benefit of any current entity-affiliated party that (i) is contingent on, or by its terms is payable on or after, the termination of such party’s primary employment or affiliation with the Regulated Entity and (ii) is received on or after the date on which one of the following events occurs (a “triggering event”): (a) the Regulated Entity became insolvent; (b) any conservator or receiver is appointed for the Regulated Entity; or (c) the Director determines that the Regulated Entity is in a troubled condition. Additionally, any payment that would be a golden parachute payment but for the fact that such payment was made before the date that a triggering event occurred will be treated as a golden parachute payment if the payment was made in contemplation of the triggering event.
The following types of payments are excluded from the definition of “golden parachute payment” under the Golden Parachute Regulation: (i) any payment made pursuant to a retirement plan that is qualified (or is intended within a reasonable period of time to be qualified) under section 401 of the Internal Revenue Code of 1986 or pursuant to a pension or other retirement plan that is governed by the laws of any foreign country; (ii) any payment made pursuant to a bona fide deferred compensation plan or arrangement that the Director determines, by regulation or order, to be permissible; or (iii) any payment made by reason of death or by reason of termination caused by the disability of an entity-affiliated party.
In determining whether to prohibit or limit a golden parachute payment, the Golden Parachute Regulation requires the Director to consider the following factors: (i) whether there is a reasonable basis to believe that an entity-affiliated party has committed any fraudulent act or omission, breach of trust or fiduciary duty, or insider abuse with regard to the Regulated Entity that has had a material effect on the financial condition of the Regulated Entity; (ii) whether there is a reasonable basis to believe that the entity-affiliated party is substantially responsible for the insolvency of the Regulated Entity, or the troubled condition of the Regulated Entity; (iii) whether there is a reasonable basis to believe that the entity-affiliated party has materially violated any applicable provision of Federal or State law or regulation that has had a material effect on the financial condition of the Regulated Entity; (iv) whether the entity-affiliated party was in a position of managerial or fiduciary responsibility; (v) the length of time that the party was affiliated with the Regulated Entity, and the degree to which the payment reasonably reflects compensation earned over the period of employment and the compensation involved represents a reasonable payment for services rendered; and (vi) any other factor the Director determines is relevant to the facts and circumstances surrounding the golden parachute payment, including any fraudulent act or omission, breach of fiduciary duty, violation of law, rule, regulation, order or written agreement, and the level of willful misconduct, breach of fiduciary duty, and malfeasance on the part of an entity-affiliated party.
Separately, on November 14, 2008, the Finance Agency proposed to amend the Golden Parachute Regulation to include provisions addressing prohibited and permissible indemnification payments in the event the Finance Agency were to institute an administrative proceeding or civil action through issuance of a notice of charges under regulations issued by the Director. The Finance Agency accepted comments on these proposed amendments that were received on or before December 29, 2008.

On June 29, 2009, the Finance Agency issued a proposed rule to amend further the Golden Parachute Regulation to address in more detail prohibited and permissible indemnification payments and golden parachute payments. Comments on the proposed rule could be submitted to the Finance Agency through July 29, 2009.
With respect to indemnification payments, the proposed rule essentially re-proposed the November 14, 2008 amendments to the Golden Parachute Regulation. The proposed rule would delete one provision contained in the earlier proposed amendments, which provided that claims for employee welfare benefits or other benefits that are contingent, even if otherwise vested, when a receiver is appointed for any Regulated Entity, including any contingency for termination of employment, would not be provable claims or actual, direct compensatory damage claims against such receiver.
In addition to the payments described above that are excluded from the definition of “golden parachute payment,” the proposed rule would specify that “golden parachute payment” also does not include (i) any payment made pursuant to a benefit plan as defined in the proposed rule (which includes employee welfare benefit plans as defined in section 3(1) of the Employee Retirement Income Security Act of 1974); (ii) any payment made pursuant to a nondiscriminatory severance pay plan or arrangement that provides for payment of severance benefits of generally no more than 12 months’ prior base compensation to all eligible employees upon involuntary termination other than for cause, voluntary resignation, or early retirement, subject to certain exceptions; (iii) any severance or similar payment that is required to be made pursuant to a state statute or foreign law that is applicable to all employers within the appropriate jurisdiction (with the exception of employers that may be exempt due to their small number of employees or other similar criteria); or (iv) any other payment that the Director determines to be permissible. The proposed rule would also define “bona fide deferred compensation plan or arrangement” to clarify when a payment made pursuant to a deferred compensation plan or arrangement would be excluded from the definition of “golden parachute payment.”
The proposed rule would extend the prohibition against certain golden parachute payments to former entity-affiliated parties. With respect to potentially prohibited golden parachute payments, a Regulated Entity could agree to make or could make a golden parachute payment if (i) the Director determined that such a payment or agreement was permissible; (ii) such an agreement was made in order to hire a person to become an entity-affiliated party when the Regulated Entity was insolvent, had a conservator or receiver appointed for it, or was in a troubled condition (or the person was being hired in an effort to prevent one of these conditions from occurring), and the Director consented in writing to the amount and terms of the golden parachute payment; or (iii) with the Director’s consent, such a payment was made pursuant to an agreement that provided for a reasonable severance payment, not to exceed 12 months’ salary, to an entity-affiliated party in the event of a change in control of the Regulated Entity.
Differences between the Enterprises and FHLBanks
HERA requires the Director, before issuing any new regulation or taking other agency action of general applicability and future effect relating to the FHLBanks, to take into account the differences between the Enterprises and the FHLBanks with respect to the FHLBanks’ (i) cooperative ownership structure, (ii) mission of providing liquidity to members, (iii) affordable housing and community development mission, (iv) capital structure and (v) joint and several liability, as well as any other differences that the Director considers appropriate.
Corporate Governance of the FHLBanks
Under HERA, each FHLBank is governed by a board of directors of 13 persons or so many persons as the Director may determine. HERA divides directors of FHLBanks into two classes. One class is comprised of “member” directors who are elected by the member institutions of each state in the FHLBank’s district to represent that state. The other class is comprised of “independent” directors who are nominated by a FHLBank’s board of directors, after consultation with its affordable housing Advisory Council, and elected by the FHLBank’s members at-large.

On September 26, 2008, the Finance Agency issued an interim final rule with request for comments regarding the eligibility and election of individuals to serve on the boards of directors of the FHLBanks. On October 7, 2009, the Finance Agency issued a final rule, effective November 6, 2009, regarding the eligibility and election of FHLBank directors. For information regarding the eligibility and election of the Bank’s Board of Directors, see Item 9B — Other Information and Item 10 — Directors, Executive Officers and Corporate Governance.
FHLBank Directors’ Compensation and Expenses
HERA repealed the prior statutory limits on compensation of directors of FHLBanks. As a result, FHLBank director fees are to be determined at the discretion of a FHLBank’s board of directors, provided such fees are required to be reasonable.
On October 23, 2009, the Finance Agency published a notice of proposed rulemaking, with a request for comments, regarding payment by FHLBanks of their directors’ compensation and expenses. Comments on the proposed rule could be submitted to the Finance Agency through December 7, 2009.
If adopted, the proposed rule would specify that each FHLBank may pay its directors reasonable compensation for the time required of them, and their necessary expenses, in the performance of their duties, as determined by the FHLBank’s board of directors. The compensation paid by a FHLBank to a director would be required to reflect the amount of time the director spent on official FHLBank business, subject to reduction as necessary to reflect lesser attendance or performance at board or committee meetings during a given year.
Pursuant to the proposed rule, the Director would review compensation paid by a FHLBank to its directors. The Director could determine that the compensation and/or expenses to be paid to the directors are not reasonable. In such case, the Director could order the FHLBank to refrain from making any further payments; provided, however, that such order would only be applied prospectively and would not affect any compensation or expense payments made prior to the date of the Director’s determination and order. To assist the Director in reviewing the compensation and expenses of FHLBank directors, each FHLBank would be required to submit to the Director by specified deadlines (i) the compensation anticipated to be paid to its directors for the following calendar year, (ii) the amount of compensation and expenses paid to each director for the immediately preceding calendar year and (iii) a copy of the FHLBank’s written compensation policy, along with all studies or other supporting materials upon which the board of directors relied in determining the level of compensation and expenses to pay to its directors.
For information regarding the compensation of the Bank’s directors, see Item 11 — Executive Compensation.
Community Development Financial Institutions (“CDFIs”)
HERA makes CDFIs that are certified under the Community Development Banking and Financial Institutions Act of 1994 eligible for membership in a FHLBank. A certified CDFI is a person (other than an individual) that (i) has a primary mission of promoting community development, (ii) serves an investment area or targeted population, (iii) provides development services in connection with equity investment or loans, (iv) maintains, through representation on its governing board or otherwise, accountability to residents of its investment area or targeted population, and (v) is not an agency or instrumentality of the United States or of any state or political subdivision of a state.

On May 15, 2009, the Finance Agency issued a proposed rule to amend its membership regulations to authorize non-federally insured, CDFI Fund-certified CDFIs to become members of a FHLBank. On January 5, 2010, the Finance Agency issued a final rule establishing the eligibility and procedural requirements for CDFIs that wish to become FHLBank members. The newly-eligible CDFIs include community development loan funds, venture capital funds and state-chartered credit unions without federal insurance.
The Bank has not yet determined the number of CDFIs in its district, how many of them might seek to become members of the Bank, or the effect on the Bank of their becoming members.
Housing Goals
HERA requires the Director to establish housing goals with respect to the purchase of mortgages, if any, by the FHLBanks and to report annually to the United States Congress (“Congress”) on the FHLBanks’ performance in meeting such goals. In establishing the housing goals, the Director is required to consider the unique mission and ownership structure of the FHLBanks. To facilitate an orderly transition, the Director is charged with establishing interim housing goals for each of the two calendar years following the date of enactment of HERA.
Sharing of Information Regarding the FHLBanks
The HERA requires the Director to promulgate regulations under which he or she will make available to each FHLBank information regarding the other FHLBanks in order to enable the FHLBanks to assess their risk under their joint and several liability with respect to consolidated obligations and to comply with their disclosure obligations under the Exchange Act. Exceptions to such disclosure are provided with respect to information that is proprietary.
Exemptions from Certain SEC Laws and Regulations
The HERA exempts the FHLBanks from certain requirements under the Federal securities laws, including the Exchange Act, and the SEC’s related regulations. These exemptions arise from the distinctive nature and the cooperative ownership structure of the FHLBanks and parallel relief granted by the SEC to the FHLBanks in no-action letters issued at the time the FHLBanks registered with the SEC under the Exchange Act. In issuing future regulations, the SEC is directed by HERA to take account of the distinctive characteristics of the FHLBanks when evaluating (i) the accounting treatment with respect to payments to the Resolution Funding Corporation, (ii) the role of the combined financial statements of the FHLBanks, (iii) the accounting classification of redeemable capital stock, and (iv) the accounting treatment related to the joint and several nature of the obligations of the FHLBanks.
Liquidations, Voluntary Mergers, and Reduction in the Number of FHLBank Districts
HERA permits any FHLBank to voluntarily merge with another FHLBank with the approval of the Director and the boards of directors of the FHLBanks involved. The Director is required to promulgate regulations establishing the conditions and procedures for the consideration and approval of any voluntary merger, including the procedures for FHLBank member approval.
The Director is authorized on 30 days’ prior notice to liquidate or reorganize any FHLBank. A FHLBank that the Director proposes to liquidate or reorganize is entitled to contest the Director’s determination in a hearing on the record in accordance with the provisions of the Administrative Procedures Act.

The Director is authorized to reduce the number of FHLBank districts to fewer than eight as a result of the merger of FHLBanks or the Director’s decision to liquidate a FHLBank. Prior law required that there be no fewer than eight and no more than twelve FHLBanks.
Community Financial Institutions (“CFIs”)
CFIs are redefined by HERA as FDIC-insured institutions with average total assets over the three-year period preceding measurement of less than $1.0 billion (up from the statutory amount of $500 million, with such amount inflation adjusted to $625 million immediately prior to enactment of HERA). The $1.0 billion amount will continue to be adjusted annually by the FHFA based on any increase in the Consumer Price Index. For 2010, the amount has been set by the FHFA at $1,029 million.
Loans for community development activities were added to loans for small business, small farm, and small agri-business as permissible purposes for advances to CFIs (including long-term advances). On February 23, 2010, the Finance Agency issued a proposed rule with request for comments to define certain terms and provide guidance necessary to assist the FHLBanks in accepting this type of collateral. Comments on the proposed rule may be submitted to the Finance Agency through April 26, 2010. The Bank has not yet determined the effect on the Bank of the inclusion of loans for community development activities by CFIs as loans eligible to support advances.
Public Use Data Base and Reporting to Congress
HERA requires the FHLBanks to report to the Director census tract level data regarding mortgages they purchase, if any. Such data are to be reported in a form consistent with other Federal laws, including the Home Mortgage Disclosure Act, and any other requirements that the Director imposes. The Director is required to report such data to Congress and, except with respect to proprietary information and personally identifiable information, to make the data available to the public.
Study of Securitization of Home Mortgage Loans by the FHLBanks
Within one year of the enactment of HERA, the Director was to provide to Congress a report on a study of securitization of home mortgage loans purchased from member financial institutions under the AMA programs of the FHLBanks. In conducting this study, the Director was required to consider (i) the benefits and risks associated with securitization of AMA, (ii) the potential impact of securitization upon the liquidity in the mortgage and broader credit markets, (iii) the ability of the FHLBanks to manage the risks associated with securitization, (iv) the impact of such securitization on the existing activities of the FHLBanks, including their mortgage portfolios and advances, and (v) the joint and several liability of the FHLBanks and the cooperative structure of the FHLBank System. In conducting the study, the Director was required to consult with the FHLBanks, the Office of Finance, representatives of the mortgage lending industry, practitioners in the structured finance field, and other experts as needed.
On February 27, 2009, the Finance Agency published a Notice of Concept Release with request for comments to garner information from the public for use in its study. On July 30, 2009, the Director provided to Congress the results of the Finance Agency’s study, including policy recommendations based on the Finance Agency’s analysis of the feasibility of the FHLBanks’ issuing mortgage-backed securities and of the benefits and risks associated with such a program. Based on the Finance Agency’s study and findings regarding FHLBank securitization, the Director did not recommend permitting the FHLBanks to securitize mortgages at this time.

Study of FHLBank Advances
Within one year of the enactment of HERA, the Director was required to conduct a study and submit a report to Congress regarding the extent to which loans and securities used as collateral to support FHLBank advances are consistent with the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006 and the Statement on Subprime Mortgage Lending dated July 10, 2007 (collectively, the “Interagency Guidance”). The study was also required to consider and recommend any additional regulations, guidance, advisory bulletins or other administrative actions necessary to ensure that the FHLBanks are not supporting loans with predatory characteristics.
On August 4, 2009, the Finance Agency published the notice of study and recommendations required by HERA with respect to FHLBank collateral for advances and the Interagency Guidance. Comments on the notice of study and recommendations could be submitted to the Finance Agency through October 5, 2009.
AHP Funds to Support Refinancing of Certain Residential Mortgage Loans
For a period of two years following the enactment of HERA, FHLBanks are authorized to use a portion of their AHP funds to support the refinancing of residential mortgage loans owed by families with incomes at or below 80 percent of the median income for the areas in which they reside.
As required by HERA, on October 17, 2008, the Finance Agency issued an interim final rule with request for comments regarding the FHLBanks’ mortgage refinancing authority. This interim final rule amended the AHP regulation to allow a FHLBank to temporarily establish a homeownership set-aside program for the use of AHP grants by the FHLBank’s members to assist in the refinancing of a household’s mortgage loan under the HOPE for Homeowners Program of the Federal Housing Administration (“FHA”).
Based on the comments received on the interim final rule and the continuing adverse conditions of the mortgage market, on August 4, 2009, the Finance Agency issued a second interim final rule, with a request for comments, to broaden the scope of the FHLBanks’ mortgage refinancing authority and to allow the FHLBanks greater flexibility in implementing their mortgage refinancing authority. Comments on the second interim final rule could be submitted to the Finance Agency through October 5, 2009.
The second interim final rule amended the current AHP regulation to allow a FHLBank to temporarily establish a homeownership set-aside program for the use of AHP grants by the FHLBank’s members to assist in the refinancing of a household’s mortgage loan in order to prevent foreclosure. A loan is eligible to be refinanced with an AHP grant if the loan is secured by a first mortgage on the household’s primary residence, the loan is refinanced under a program offered by the United States Department of Agriculture, Fannie Mae, Freddie Mac, a state or local government, or a state or local housing finance agency (an “eligible targeted refinancing program”) and the loan meets certain other conditions.
The second interim final rule also authorizes a FHLBank, in its discretion, to set aside annually up to the greater of $4.5 million or 35 percent of the FHLBank’s annual required AHP contribution to provide funds to members participating in homeownership set-aside programs, including a mortgage refinancing set-aside program, provided that at least one-third of this set-aside amount is allocated to programs to assist first-time homebuyers. A FHLBank may accelerate to its current year’s AHP program (including its set-aside programs) from future annual required AHP contributions an amount up to the greater of $5 million or 20 percent of the FHLBank’s annual required AHP contribution for the current year. The FHLBank may credit the amount of the accelerated contribution against required AHP contributions over one or more of the subsequent five years.
The FHLBanks’ authority under the second interim final rule to establish and provide AHP grants under a mortgage refinancing homeownership set-aside program expires on July 30, 2010.

Letters of Credit to Guarantee Bonds
The Bank’s credit services include letters of credit issued or confirmed on behalf of members for a variety of purposes, including as credit support for bonds or other debt instruments. Before enactment of HERA, the Bank did not generally issue or confirm letters of credit to support bonds or other debt instruments where the interest on such instruments was purportedly exempt from federal income taxes because such tax-exempt status was generally lost if the instruments were “federally guaranteed” under the Internal Revenue Code. The Bank’s letters of credit and confirmations were generally federal guarantees under the Internal Revenue Code, with an exception for guarantees in connection with debt issuances to support certain housing programs.
The HER Act authorizes FHLBanks, subject to certain conditions, to issue a letter of credit or confirmation in connection with the original issuance of tax-exempt bonds during the period from enactment of HERA to December 31, 2010, and to renew or extend any such letter of credit or confirmation, without the bonds potentially losing their tax-exempt status. A FHLBank may issue such letter of credit or confirmation without regard to the purpose of the issuance of the bonds (i.e., the bonds do not have to be issued solely to support certain housing programs).
Minorities, Women, and Diversity in the Workforce
HERA requires each Regulated Entity to establish or designate an Office of Minority and Women Inclusion that is responsible for carrying out all matters relating to diversity in management, employment, and business practices. On January 11, 2010, the Finance Agency issued a proposed rule to effect this provision of HERA. Comments on the proposed rule may be submitted to the Finance Agency through April 26, 2010.
Joint Offices
HERA repeals the provision in prior law that prohibited the FHLBanks from establishing any joint offices other than the Office of Finance. At the present time, the Bank does not plan to establish any joint office with one or more FHLBanks.
Temporary Authority of the Secretary of the Treasury
HERA granted the Secretary of the Treasury the temporary authority (through December 31, 2009) to purchase any obligations and other securities issued by the Regulated Entities, if he or she determined that such purchase was necessary to provide stability to financial markets, to prevent disruptions in the availability of mortgage finance, and to protect the taxpayers. For the FHLBanks, this temporary authorization supplemented the existing authority of the Secretary of the Treasury under the FHLB Act to purchase up to $4.0 billion of FHLBank obligations. Since 1977, the Treasury has not owned any of the FHLBanks’ consolidated obligations under this previous authority.
In connection with the Secretary of the Treasury’s authority under HERA, on September 9, 2008, the Bank entered into a Lending Agreement (the “Agreement”) with the Treasury. Each of the other 11 FHLBanks also entered into its own Lending Agreement with the Treasury that was identical to the Agreement entered into by the Bank (collectively, the “Agreements”). The FHLBanks entered into these Agreements in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility that was designed to serve as a contingent source of liquidity for the Regulated Entities.
The Agreements terminated on December 31, 2009 when the temporary authority of the Secretary of the Treasury expired. None of the FHLBanks ever borrowed under the Agreements.

Reporting of Fraudulent Financial Instruments
On June 17, 2009, the Finance Agency issued a proposed regulation to effect the provisions of HERA that require the FHLBanks to report to the Finance Agency any fraudulent loans or other financial instruments that they purchased or sold. On January 27, 2010, the Finance Agency issued a final regulation, effective February 26, 2010, regarding reporting by the FHLBanks of fraudulent financial instruments.
The final regulation requires a FHLBank to submit to the Director a timely written report upon discovery by the FHLBank that it has purchased or sold a fraudulent loan or financial instrument, or suspects a possible fraud relating to the purchase or sale of any loan or financial instrument. “Purchased or sold or relating to the purchase or sale” means any transaction involving a financial instrument including, but not limited to, any purchase, sale, other acquisition, or creation of a financial instrument by the member of a FHLBank to be pledged as collateral to the FHLBank to secure an advance by the FHLBank to that member, the pledging by a member to a FHLBank of such financial instrument to secure such an advance, the making of a grant by a FHLBank under its affordable housing program or community investment program, and the effecting of a wire transfer or other form of electronic payments transaction by the FHLBank. “Financial instrument” means any legally enforceable agreement, certificate, or other writing, in hardcopy or electronic form, having monetary value including, but not limited to, any agreement, certificate, or other writing evidencing an asset pledged as collateral to a FHLBank by a member to secure an advance by the FHLBank to that member. “Fraud” means a misstatement, misrepresentation or omission that cannot be corrected and that was relied upon by a FHLBank to purchase or sell a loan or financial instrument.
The final regulation requires each FHLBank to establish and maintain adequate and efficient internal controls, policies and procedures and an operational training program to discover and report fraud or possible fraud in connection with the purchase or sale of any loan or financial instrument. The FHFA is expected to provide additional guidance in the near future regarding the implementation of this regulation.
Other Regulatory Developments
Office of Finance
Effective with the enactment of HERA, the Finance Agency assumed responsibility from the Finance Board for supervising and regulating the Office of Finance. On August 4, 2009, the Finance Agency published a notice of proposed rulemaking, with a request for comments, regarding the Board of Directors of the Office of Finance. Initially, comments on the proposed rule could be submitted to the Finance Agency through October 5, 2009. On October 2, 2009, the Finance Agency extended the comment period until November 4, 2009.
The proposed rule would expand the Board of Directors of the Office of Finance to include all of the FHLBank presidents (currently, only two of the FHLBank presidents serve on the Office of Finance’s Board of Directors, including the Bank’s President and Chief Executive Officer). The Board of Directors of the Office of Finance would also include three to five independent directors (currently, the third director of the Office of Finance is required to be a private United States citizen with demonstrated expertise in financial markets). Each independent director would be required to be a United States citizen and the independent directors, as a group, would be required to have substantial experience in financial and accounting matters. An independent director could not (i) be an officer, director or employee of any FHLBank or any member of a FHLBank; (ii) be affiliated with any consolidated obligations selling or dealer group member under contract with the Office of Finance; (iii) hold shares or any financial interest in any FHLBank member or in any such dealer group member in an amount greater than the lesser of (A) $250,000 or (B) 0.01 percent of the market capitalization of the member or dealer (except that a holding company of a FHLBank member or a dealer group member will be deemed to be a member if the assets of the holding company’s member subsidiaries constitute 35 percent or more of the consolidated assets of the holding company). The Chair of the Board of Directors of the Office of Finance would be selected from among the independent directors.

The independent directors of the Office of Finance would serve as the Audit Committee. Among other duties, the Audit Committee would be responsible for overseeing the audit function of the Office of Finance and the preparation and accuracy of the FHLBank System’s combined financial reports. For purposes of the combined financial reports, the Audit Committee would be responsible for ensuring that the FHLBanks adopt consistent accounting policies and procedures, such that the information submitted by the FHLBanks to the Office of Finance may be combined to create accurate and meaningful combined reports. The Audit Committee of the Office of Finance, in consultation with the Finance Agency, could establish common accounting policies and procedures for the information submitted by the FHLBanks to the Office of Finance for the combined financial reports where the Audit Committee determines such information provided by the FHLBanks is inconsistent and that consistent policies and procedures regarding that information are necessary to create accurate and meaningful combined financial reports. The Audit Committee would also have the exclusive authority to employ and contract for the services of an independent, external auditor for the FHLBanks’ annual and quarterly combined financial statements.
Currently, the FHLBanks are responsible for jointly funding the expenses of the Office of Finance, which are shared on a pro rata basis with one-third based on each FHLBank’s total outstanding capital stock (as of the prior month-end, excluding those amounts classified as mandatorily redeemable), one-third based on each FHLBank’s total debt issuance (during the current month), and one-third based on each FHLBank’s total consolidated obligations outstanding (as of the current month-end). The proposed rule would retain the FHLBanks’ responsibility for jointly funding the expenses of the Office of Finance, but each FHLBank’s respective pro rata share would be based on a reasonable formula approved by the Board of Directors of the Office of Finance, subject to review by the Finance Agency.
Temporary Liquidity Guarantee Program.
On October 23, 2009, the FDIC published in the Federal Register a final rule concerning the termination of the Debt Guarantee Program (“DGP”), a component of the Temporary Liquidity Guarantee Program (“TLGP”). For most insured depository institutions and other entities participating in this program, the DGP concluded on October 31, 2009, with the FDIC’s guarantee expiring no later than December 31, 2012. The final rule establishes a limited six-month emergency guarantee facility for entities that (following the termination of the DGP) become unable to issue non-guaranteed debt to replace maturing senior unsecured debt due to market disruptions or other circumstances beyond their control. This emergency guarantee facility is available to qualified entities on an application basis and is subject to such restrictions and conditions as the FDIC deems appropriate. If an entity’s application is approved, the FDIC will guarantee the applicant’s senior unsecured debt issued on or before April 20, 2010. The FDIC’s guarantee of such debt will extend through the earliest of the mandatory conversion date (for mandatory convertible debt), the stated maturity date or December 31, 2012. Debt guaranteed under the emergency guarantee facility will be subject to an annualized assessment rate equal to a minimum of 300 basis points.

Statement of Policy on Qualifications for Failed Bank Acquisitions.
On September 2, 2009, the FDIC issued a final statement of policy, effective on August 26, 2009, providing guidance to private capital investors interested in acquiring or investing in failed insured depository institutions regarding the terms and conditions for such investments or acquisitions. This guidance applies to (1) private capital investors in certain companies that seek to assume deposit liabilities or both such deposit liabilities and assets from a failed insured depository institution and (2) private capital investors involved in applications for deposit insurance in conjunction with de novo charters issued in connection with the resolution of failed insured depository institutions. Additionally, this final statement of policy provides, among other measures, standards for capital support of an acquired depository institution; an agreement to a cross guarantee over substantially commonly-owned depository institutions; limits on transactions with affiliates; maintenance of continuity of ownership; and avoidance of secrecy law jurisdictions as investment channels, absent consolidated home country supervision.
Capital Classifications and Critical Capital Levels for the FHLBanks.
The Finance Agency issued a final rule, effective August 4, 2009, to implement certain provisions of the Housing Act that require the Director of the Finance Agency to establish criteria based on the amount and type of capital held by an FHLBank for each of the following capital classifications: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. This regulation defines critical capital levels for the FHLBanks, establishes the criteria for each of the capital classifications identified in the Housing Act and implements the Finance Agency’s prompt correction action authority over the FHLBanks. The Finance Agency may, in its discretion, otherwise determine to classify an FHLBank as less-than-adequately capitalized. On July 20, 2009, the Finance Agency published Advisory Bulletin 2009-AB-01 which identified preliminary FHLBank capital classifications as a form of supervisory correspondence that should be treated by an FHLBank as unpublished information. Under this Advisory Bulletin, preliminary FHLBank capital classifications should be publicly disclosed only if the information is material to that FHLBank’s financial condition and business operations, provided that the disclosure is limited to a recital of the factual content of the unpublished information. For more information and compliance with the risk based capital rule, see Note 13 — Capital to audited financial statements accompanying this report.
Record Retention.
On August 4, 2009, the Finance Agency issued a proposed rule that would require Freddie Mac, Fannie Mae, the FHLBanks and the Office of Finance to establish and maintain record retention programs to ensure that records are readily accessible for examination and other supervisory purposes. This proposed regulation seeks to assure strong record maintenance and availability for the security of these entities and to facilitate effective supervision. Comments on this proposed rule were due to the Finance Agency by October 5, 2009.
Money Market Fund Reform.
On July 8, 2009, the Securities and Exchange Commission (“SEC”) published a proposed rule on money market fund reform. The proposed reforms include the imposition of new liquidity requirements for money market funds. As proposed, agency securities, including certain FHLBank securities, would not be considered liquid assets for purposes of meeting the proposed liquidity requirements. If these requirements were adopted as proposed, money market fund demand for FHLBank consolidated discount notes could decrease. Comments on this proposed rule were due to the SEC by September 8, 2009.

Guidance for Determining Other-Than-Temporary Impairment.
On April 28, 2009 and May 7, 2009, the Finance Agency provided the FHLBanks with guidance on the process for determining OTTI with respect to the FHLBanks’ holdings of private-label MBS and the FHLBanks’ first quarter 2009 adoption of new U.S. GAAP regarding OTTI on investment securities. The goal of this guidance was to promote consistency among all FHLBanks for determining OTTI for private-label MBS, based on the understanding that investors in the FHLBanks’ consolidated obligations could better understand and utilize the information in the FHLBanks’ combined financial reports if it is prepared on a more consistent basis. In order to achieve this goal and move to a common analytical framework, and recognizing that several FHLBanks intended to early adopt the new U.S. GAAP regarding OTTI on investment securities, the Finance Agency guidance required all FHLBanks to early adopt this new accounting treatment effective January 1, 2009 and, for purposes of making OTTI determinations beginning with the first quarter of 2009 and thereafter, to use a consistent set of key modeling assumptions and specified third-party models. For a discussion of the FHLBNY’s implementation of this OTTI guidance, see Note 1 — Significant Accounting Polices and Estimates to the audited financial statements accompanying the report.
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

Financial Condition: Assets, Liabilities, Capital, Commitments and Contingencies (dollars in thousands):
Table 2: Statements of Condition — Year-Over-Year Comparison

	December 31,
			Net change in	Net change in
(Dollars in thousands)	2009	2008	dollar amount	percentage
Assets
Cash and due from banks	$2,189,252	$18,899	$2,170,353	NM %
Interest-bearing deposits	—	12,169,096	(12,169,096)	(100.00)
Federal funds sold	3,450,000	—	3,450,000	N/A
Available-for-sale securities	2,253,153	2,861,869	(608,716)	(21.27)
Held-to-maturity securities
Long-term securities	10,519,282	10,130,543	388,739	3.84
Certificates of deposit	—	1,203,000	(1,203,000)	(100.00)
Advances	94,348,751	109,152,876	(14,804,125)	(13.56)
Mortgage loans held-for-portfolio	1,317,547	1,457,885	(140,338)	(9.63)
Accrued interest receivable	340,510	492,856	(152,346)	(30.91)
Premises, software, and equipment	14,792	13,793	999	7.24
Derivative assets	8,280	20,236	(11,956)	(59.08)
Other assets	19,339	18,838	501	2.66

Total assets	$114,460,906	$137,539,891	$(23,078,985)	(16.78)%

Liabilities
Deposits
Interest-bearing demand	$2,616,812	$1,333,750	$1,283,062	96.20%
Non-interest bearing demand	6,499	828	5,671	684.90
Term	7,200	117,400	(110,200)	(93.87)

Total deposits	2,630,511	1,451,978	1,178,533	81.17

Consolidated obligations
Bonds	74,007,978	82,256,705	(8,248,727)	(10.03)
Discount notes	30,827,639	46,329,906	(15,502,267)	(33.46)

Total consolidated obligations	104,835,617	128,586,611	(23,750,994)	(18.47)

Mandatorily redeemable capital stock	126,294	143,121	(16,827)	(11.76)

Accrued interest payable	277,788	426,144	(148,356)	(34.81)
Affordable Housing Program	144,489	122,449	22,040	18.00
Payable to REFCORP	24,234	4,780	19,454	406.99
Derivative liabilities	746,176	861,660	(115,484)	(13.40)
Other liabilities	72,506	75,753	(3,247)	(4.29)

Total liabilities	108,857,615	131,672,496	(22,814,881)	(17.33)

Capital	5,603,291	5,867,395	(264,104)	(4.50)

Total liabilities and capital	$114,460,906	$137,539,891	$(23,078,985)	(16.78)%

Balance sheet overview
At December 31, 2009, the FHLBNY’s Total assets were $114.5 billion, a decrease of $23.1 billion, or 16.8%, from December 31, 2008. The Bank’s balance sheet management strategy has been to keep balance sheet growth or decline in line with the changes in member demand for advances, which declined 13.6%.
Advances borrowed by members stood at $94.3 billion at December 31, 2009, a decline of $14.8 billion, or 13.6% from the outstanding balance at December 31, 2008. Member demand for advance borrowings has been concentrated in the longer-term fixed-rate advance products, and weaker demand for short-term fixed-rate and adjustable-rate borrowings. It appears that members are attempting to lock-in longer maturity borrowings at prevailing interest rates. Outstanding amounts of short-term fixed-rate advances, adjustable-rate advances, and overnight borrowings declined at December 31, 2009 compared to outstanding balances at December 31, 2008. Decline of $2.2 billion in the recorded fair value basis of hedged advances from the amounts recorded at December 31, 2008 was another factor in the decline in advances as reported in the Statements of Condition at December 31, 2009.

At December 31, 2009, the FHLBNY also reduced its positions in short-term liquid investments as it deemed that member demand for additional liquidity had been met and market spreads from such investments would not meet the Bank’s risk reward leverage targets. At December 31, 2009, the Bank held for liquidity purposes, $2.2 billion in non-interest bearing cash deposits at the FRB, and $3.5 billion in Federal funds sold. In more volatile market conditions at December 31, 2008, the Bank had invested $12.2 billion in a temporary interest-bearing deposit program offered by the FRB (terminated effective July 1, 2009). An additional $1.2 billion was maintained in short-term certificates of deposit at December 31, 2008. Historically, the Bank has maintained a significant inventory of liquid Federal funds and short-term certificates deposits at highly rated financial institutions to ensure liquidity for its members’ borrowing needs, especially during volatile market conditions.
The FHLBNY made no acquisition for its available-for-sale portfolio in 2009, which consisted of GSE issued floating-rate MBS and an insignificant portfolio of bond and equity funds. Investments designated as available-for-sale are recorded at their fair values, with unrealized gains and losses recorded through AOCI, a component of equity. Market pricing of GSE issued MBS improved at December 31, 2009, and substantially all of the $64.4 million in net unrealized losses (temporary impairment) at December 31, 2008 were recovered. Available-for-sale securities (“AFS”) at fair value were $2.3 billion, net of unrealized losses of $3.4 million at December 31, 2009. At December 31, 2008, AFS at fair values were $2.9 billion, net of unrealized losses of $64.4 million. No securities designated as AFS were credit impaired at December 31, 2009 or 2008.
The FHLBNY’s held-to-maturity securities grew modestly in 2009. The FHLBNY acquired $3.5 billion of GSE issued MBS, ahead of pay downs of $2.8 billion. The Bank also acquired $25.0 million of a New York City Housing Development bond. Investments designated as held-to-maturity are recorded at carrying value. Carrying value is the amortized cost basis of the investment if a security is not determined to be OTTI. If a held-to-maturity security has been determined to be OTTI, amortized cost basis is adjusted to its fair value at the time of impairment and is the carrying value of the security. Carrying value is subsequently adjusted for accretion of non-credit portion of OTTI recorded in AOCI. Carrying value is not subsequently adjusted to fair value unless additional OTTI is recognized.
As a result of recognition of credit impairment during 2009, 17 held-to-maturity private-label securities were written down by $140.9 million, representing credit and non-credit losses (OTTI Losses). The cumulative credit impairment expenses recorded as a charge to earnings in 2009 was $20.8 million. The cumulative non-credit OTTI was recorded in AOCI, and the amount of non-credit OTTI remaining after accretion at December 31, 2009 was a net loss of $110.6 million. The carrying value of held-to-maturity MBS after recording the effects of OTTI was $9.8 billion (Amortized cost basis was $9.9 billion) at December 31, 2009. The Bank did not experience any OTTI during 2008, and the carrying value of held-to-maturity MBS at December 31, 2008, was $9.3 billion, equal to amortized cost in the absence of OTTI.
At December 31, 2009, balance sheet leverage of 20.4 times shareholders’ capital was lower than 23.4 times capital at December 31, 2008. The change in leverage reflects the Bank’s balance sheet management strategy of keeping the balance sheet change in line with the changes in member demand for advances. Increases or decreases in investments have a direct impact on leverage, but generally, growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged. Under existing capital management practices, members are required to purchase capital stock to support their borrowings from the Bank, and when capital stock is in excess of the amount that is required to support advance borrowings, the Bank redeems the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remains relatively unchanged. As capital increases or declines in line with higher or lower volumes of advances, the Bank may also adjust its assets by increasing or decreasing holdings of short-term investments in certificates of deposit, and, to some extent, its positions in Federal funds sold, which it inventories to accommodate unexpected member needs for liquidity.

In 2009 as in 2008, the primary source of funds for the FHLBNY continued to be through issuance of consolidated obligation bonds and discount notes. Discount notes are consolidated obligations with maturities up to one year, and consolidated bonds have maturities of one year or longer. The mix between the use of discount notes and bonds has fluctuated during the year, partly because of the market pricing of discount notes relative to the pricing of fixed-rate bonds with similar maturities and partly because of the price attractiveness of short-term callable and non-callable bonds that could be swapped back to 3 month LIBOR rates. In the current year first two quarters, the Bank increased its issuances of term discount notes mainly because of favorable investor demand and pricing relative to term funding. In the third quarter, discount note issuance was reduced. Issuance of floating-rate bonds declined in 2009 and maturing bonds were generally not replaced.
Advances
The FHLBNY’s primary business is making collateralized loans, known as “advances”, to members.
Reported book value of advances was $94.3 billion at December 31, 2009, compared to $109.2 billion at December 31, 2008. Advance book value included fair value basis adjustments of $3.6 billion at December 31, 2009, and it declined from $5.8 billion at December 31, 2008. Fair value basis adjustments of hedged advances were recorded under the hedge accounting provisions. When medium- and long-term interest rates rise, the fair values of fixed-rate advance move in the opposite direction.
Par amounts of advances outstanding have been steadily declining through the four quarters. Par amounts were $90.7 billion at December 31, 2009, $91.6 billion at September 30, 2009, $96.7 billion at mid-year, and $99.4 billion at March 31, 2009, down from $103.4 billion at December 31, 2008.
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and term funding driven by economic factors, such as availability to the Bank’s members of alternative funding sources that are more attractive, or by the interest rate environment and the outlook for the economy. Members may choose to prepay advances (which may incur prepayment penalty fees) based on their expectations of interest rate changes and demand for liquidity. Demand may also be influenced by the dividend payout to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership and activity stock. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by members of another FHLBank or a non-member, they no longer qualify for membership and the FHLBNY may not offer renewals or additional advances to non-members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight lending if the former member borrowed short-term and overnight advances.
The FHLBNY’s readiness to be a reliable provider of well-priced funds to our members reflects the FHLBNY’s ability to raise funding in the marketplace through the issuance of consolidated obligation bonds and discount notes to domestic and global investors.

Advances — Product Types
The following table summarizes par values of advances by product type (dollars in thousands):
Table 3: Advances by Product Type

	December 31, 2009		December 31, 2008
		Percentage		Percentage
	Amounts	of total	Amounts	of total

Adjustable Rate Credit — ARCs	$14,100,850	15.54%	$20,205,850	19.55%
Fixed Rate Advances	71,943,468	79.29	71,860,685	69.51
Short-Term Advances	2,173,321	2.39	7,793,500	7.54
Mortgage Matched Advances	606,883	0.67	693,559	0.67
Overnight Line of Credit (OLOC) Advances	926,517	1.02	2,039,423	1.97
All other categories	986,661	1.09	786,710	0.76

Total par value	90,737,700	100.00%	103,379,727	100.00%

Discount on AHP Advances	(260)		(330)
Hedging adjustments	3,611,311		5,773,479

Total	$94,348,751		$109,152,876

Short-term fixed-rate advances, Adjustable-rate advances, and overnight borrowings have been the more significant products that have declined at December 31, 2009, relative to December 31, 2008.
Member demand for advance products
Adjustable Rate Advances (“ARC Advances”) — Demand for ARC advances in the current year has gradually declined through the course of 2009. Outstanding member borrowings were $20.2 billion at December 31, 2008, declined to $18.5 billion at March 31, 2009 and to $17.3 billion at June 30, 2009, and was $15.5 billion at September 30, 2009. Generally, the FHLBNY’s larger members have been the more significant borrowers of ARCs.
ARC advances are medium- and long-term loans that can be linked to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, the Federal funds rate, or Prime. Members use ARC advances to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets. The interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to that designated index. Principal is due at maturity and interest payments are due at each reset date, including the final payment date.
Fixed-rate Advances — Fixed-rate advances, comprising putable and non-putable advances, were the largest category of advances.
Demand for long-term fixed-rate advances has been soft in the last three quarters of 2009 after a strong first quarter. In the first quarter this year, member demand increased and outstanding par balances grew to $74.0 billion. Since then, demand declined and balances have remained flat through the remainder of the year, with new fixed-rate borrowings replacing maturing advances or advances “put” by the FHLBNY.

In the first quarter of 2009, primary demand was for fixed-rate advances collateralized by marketable securities (also referred to as Repo Advances due to the nature of the collateral). At March 31, 2009, borrowed amounts of such advances grew to $28.0 billion from $26.4 billion at December 31, 2008, and then declined to $26.1 billion at June 30, 2009. Amounts outstanding have remained almost unchanged at that level through the remainder of the year. Repo Advances are offered at a pricing advantage to members in recognition of the value of the liquid security collateral. Changes in such borrowings are a reflection of member preference to inventory their securities holdings. A significant component of Fixed-rate advances is putable advances, also referred to as “Convertible Advances”. Putable advances also include Repo Advances that have put or “convertible” option features. Member demand for the competitively priced putable advances has remained steady during the year, although slightly down from $43.4 billion at December 31, 2008. Members have replaced maturing putable advances and advances put by the FHLBNY. Outstanding amounts of putable advances were $41.4 billion at December 31, 2009; $42.0 billion at September 30, 2009, and $43.2 billion at June 30, 2009 and March 31, 2009. Historically, Fixed-rate, putable advances have been more competitively priced relative to fixed-rate “bullet” advances because of the “put” feature that the Bank purchases from the member, driving down the coupon on the advance. In the present interest rate environment, the price advantage is not significant because of constraints in offering longer-term-advances that has also narrowed the price advantage of putable advances. Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from two days to 30 years.
Short-term Advances — Demand for Short-term fixed-rate advances has been very weak and outstanding balances declined to $1.9 billion at September 30, 2009, a low point for the product, and ended the year 2009 up slightly to $2.2 billion at December 31, 2009. By way of contrast, the outstanding balance was $7.8 billion at December 31, 2008. Although demand for the product has been weak, balances declined unevenly during the year. In the first quarter of 2009, outstanding balances had declined to $4.6 billion. In the second quarter, because of stronger demand, balances grew to $5.2 billion.
Overnight Line of Credit (“OLOC Advances”) — Overnight borrowings were weak during the year and at December 31, 2009 and outstanding amounts declined.
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
One member was acquired by a non-member financial institution in the current year third quarter. The former member is not considered to have a significant borrowing potential. In the fourth quarter, a large member with a significant borrowing potential reorganized its charter and became a non-member, resulting in the reclassification of $49.4 million of capital stock to a liability as mandatorily redeemable stock. The FHLBNY repurchased the stock from the former member. There were no members acquired by non-members in the first two quarters of 2009. Four members were acquired by non-members in 2008.

Early Prepayment of Advances
Early prepayment initiated by members and former members is another important factor that impacts advances to members. The FHLBNY charges a member a prepayment fee when the member prepays certain advances before the original maturity. Member initiated prepayments totaled $3.4 billion in par amount of advances in 2009, and the activity was primarily concentrated in the first quarter of this year, prepayments have not been significant during the remainder of the year. Member initiated prepayments totaled $4.1 billion in par amount of advances in 2008. The Bank recorded net prepayment fees of $22.9 million in 2009 and $21.7 million in 2008. For advances that are prepaid and hedged under hedge accounting rules, the FHLBNY generally terminates the hedging relationship upon prepayment and adjusts the prepayments fees received for the associated fair value basis of the hedged prepaid advance.
Advances — Maturities and coupons
The FHLBNY’s advances outstanding are summarized below by year of maturity (dollars in thousands):
Table 4: Advances Outstanding by Year of Maturity

	December 31,
	2009			2008
		Weighted [2]			Weighted [2]
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$2,022	1.20%	—%	$—	—%	—%
Due in one year or less	24,128,022	2.07	26.59	32,420,095	2.52	31.36
Due after one year through two years	10,819,349	2.73	11.92	16,150,121	3.71	15.62
Due after two years through three years	10,069,555	2.91	11.10	7,634,680	3.76	7.39
Due after three years through four years	5,804,448	3.32	6.40	6,852,514	3.74	6.63
Due after four years through five years	3,364,706	3.19	3.71	3,210,575	3.88	3.11
Due after five years through six years	2,807,329	3.91	3.09	836,689	3.74	0.81
Thereafter	33,742,269	3.78	37.19	36,275,053	3.96	35.08

Total par value	90,737,700	3.06%	100.00%	103,379,727	3.44%	100.00%

Discount on AHP advances [1]	(260)			(330)
Hedging adjustments [1]	3,611,311			5,773,479

Total	$94,348,751			$109,152,876

[1]	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Amortization of fair value basis adjustments for terminated hedges was a charge to interest income and amounted to ($0.8) million, ($2.0) million, and ($0.4) million for the years ended December 31, 2009, 2008 and 2007. All other amortization charged to interest income aggregated were not significant for all periods reported. Interest rates on AHP advances ranged from 1.25% to 4.00% at December 31, 2009 and 1.25% to 6.04% at December 31, 2008.

[2]	The weighed average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
In the interest rate environment at December 31, 2009 compared to 2008, coupons were lower but the greatest declines in yields were in the shorter-term advances because of the very low short-term rates at December 31, 2009. Contractual maturities of advances outstanding have remained relatively unchanged somewhat at December 31, 2009 compared to 2008, an indicator that members have generally not changed their borrowing terms with respect to the term to maturity. A slightly larger category of advances will mature within one year at December 31, 2009 relative to December 31, 2008.

Advances — Interest Rate Terms
The following table summarizes interest-rate payment terms for advances (dollars in thousands):
Table 5: Advances by Interest-Rate Payment Terms

	December 31,
	2009		2008
		Percentage		Percentage
	Amount	of total	Amount	of total

Fixed-rate	$76,634,828	84.46%	$83,173,877	80.45%
Variable-rate	13,730,850	15.13	19,740,850	19.10
Variable-rate capped	370,000	0.41	465,000	0.45
Overdrawn demand deposit accounts	2,022	—	—	—

Total par value	90,737,700	100.00%	103,379,727	100.00%

Discount on AHP Advances	(260)		(330)
Hedging basis adjustments	3,611,311		5,773,479

Total	$94,348,751		$109,152,876

Fixed-rate borrowings remained popular with members but amounts borrowed have declined in line with the overall decline in member demand for advances. The product is popular with members and is reflected by an increasing percentage of total advances outstanding at December 31, 2009. Variable-rate advances outstanding declined in percentage terms and amounts outstanding. Member demand for adjustable-rate LIBOR-based funding has been weak as members may perceive the risk of a combination of an unsettled interest rate environment and a steepening yield curve to make variable-rate borrowing relatively unattractive from an interest-rate risk management perspective. Variable-rate capped advances also declined in a declining interest rate environment. Typically, capped ARCs are in demand by members in a rising rate environment as they would purchase cap options from the FHLBNY to limit borrowers’ interest rate exposure. With a capped variable-rate advance, the FHLBNY had offsetting purchased cap options that mirrored the terms of the caps sold to members, eliminating the FHLBNY’s exposure.
The following summarizes variable-rate advances by reference-index type (in thousands):
Table 6: Variable-Rate Advances

	December 31,
	2009	2008

LIBOR indexed	$14,100,500	$18,980,500
Overdrawn demand deposit accounts	2,022	—
Federal funds	—	1,225,000
Prime	350	350

Total	$14,102,872	$20,205,850

Impact of Derivatives and hedging activities — Advances
The Bank hedges certain advances by the use of both cancellable and non-cancellable interest rate swaps. These qualify as fair value hedges under the derivatives and hedge accounting rules. Recorded fair value basis adjustments to advances in the Statements of Condition were a result of these hedging activities. The Bank hedges the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR and is also the discounting basis for computing changes in fair values of hedged advances. Net interest accruals from qualifying hedges under the derivatives and hedge accounting rules are recorded with interest income from advances in the Statements of Income. Fair value changes of qualifying hedged advances under the derivatives and hedge accounting rules are also recorded in the Statements of Income as a Net realized and unrealized gain (loss) on derivative and hedging activities, a component of Other income (loss). An offset is recorded as fair value basis adjustment to the carrying amount of the advances in the Statements of Condition.
The Bank primarily hedges putable or convertible advances and certain “bullet” fixed-rate advances that qualify under the hedging provisions of the accounting standards for derivatives and hedging. Notional amounts of advances hedged by the use of interest rate swaps in economic hedges were not significant.
At December 31, 2009, approximately $66.0 billion of interest rate swaps hedged advances compared to $62.3 billion at December 31, 2008. Except for an insignificant notional amount of derivatives that were designated as economic hedges of advances, the swaps were in a qualifying hedging relationship under the accounting standards for derivatives and hedging. Increased use of derivatives was consistent with the growth of fixed-rate advances, which the FHLBNY typically hedges to convert fixed-rate cash flows to LIBOR-indexed cash flows through the use of interest rate swaps.
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

The most significant element that impacts balance sheet reporting of advances is the recording of fair value basis adjustments to the carrying value of advances in the Statements of Condition. In addition, when putable advances are hedged by cancellable swaps, the possibility of exercise of the call shortens the expected maturity of the advance. The impact of derivatives to the Bank’s income is discussed in this MD&A under “Results of Operations”. Fair value basis adjustments as measured under the hedging rules are impacted by both hedge volume, the interest rate environment, and the volatility of the rate environment.
Hedge volume — At December 31, 2009 and 2008 almost all putable fixed-rate advances were hedged by interest rate swaps that qualified under fair value hedge accounting rules. The Bank also hedges certain long-term, single maturity (bullet) advances to hedge fair value risk from changes in the benchmark rate.
Hedge volume as measured by the amount of notional amounts of interest rate swaps outstanding that hedged advances, both economic and under hedging provisions of the accounting standards for derivatives and hedging, increased to $66.0 billion at December 31, 2009, compared to $62.3 billion at December 31, 2008. These amounts included notional amounts of swaps of $0.1 billion and $0.6 billion at December 31, 2009 and 2008 that were designated as economic hedge of advances. Changes in fair values of the swaps designated as economic hedges were recorded through earnings without the offset of changes in the fair values of the advances.
The largest component of interest rate swaps hedging advances at December 31, 2009 was comprised of cancellable SWAPS that hedged $41.4 billion in putable advances, slightly below $43.4 billion at December 31, 2008. Generally, the Bank hedges almost all putable advances with a cancellable interest rate swap. The put option in the advance is owned by the FHLBNY and mirrors the cancellable swap option terms owned by the swap counterparty. The Bank’s putable advance, also referred to as a convertible advance, contains a put option purchased by the Bank from the member. Under the terms of the put option, the Bank has the right to terminate the advance at agreed upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then prevailing market rates and at the then existing terms and conditions.
Consistent with the increase in non-putable advances borrowed by members to replace maturing advances, the FHLBNY also executed increasing amounts of plain vanilla, non-cancellable interest rate swaps in 2009. At December 31, 2009, non-cancellable swaps were $23.4 billion and cancellable swaps that were no longer cancellable totaled $2.3 billion. At December 31, 2008, non-cancellable swaps were $18.4 billion and cancellable swaps that were no longer cancellable totaled $1.4 billion.
In addition, certain LIBOR-indexed advances have “capped” coupons that are in effect sold to borrowers. The fair value changes of the sold caps are offset by fair value changes of purchased options (caps) with mirror-image terms. Fair value changes of caps due to changes in the benchmark rate and option volatilities are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities in the Statements of Income. Notional amounts of purchased interest rate caps to “hedge” embedded caps were $0.4 billion and $0.5 billion at December 31, 2009 and 2008, and were designated as economic hedges of caps embedded in the variable-rate advances borrowed by members.
Fair value basis adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the Statements of Condition were associated with hedging activities under the hedge accounting provisions. Advances designated at inception as economic hedges do not have any basis adjustments and these were insignificant at December 31, 2009 and 2008. The reported book value of advances at December 31, 2009 included net fair value basis gains of $3.6 billion, compared to $5.8 billion at December 31, 2008 and represented net fair value basis adjustments under hedge accounting rules, and were primarily unrealized gains.

Unrealized fair value basis gains were consistent with the forward yield curves at December 31, 2009 and December 31, 2008 that were projecting forward rates below the fixed-rate coupons of advances that had been issued in prior periods at the then prevailing higher interest-rate environment. Since hedged advances are typically fixed-rate, in a lower interest rate environment relative to the coupons of the advances, fixed-rate advances will exhibit net unrealized fair value basis gains. At December 31, 2009 and 2008, unrealized gains from fair value basis adjustments to advances were almost entirely offset by net fair value unrealized losses of the derivatives associated with the fair value hedges of advances, thereby achieving the Bank’s hedging objectives of mitigating fair value basis risk.
The net fair value basis adjustments of hedged advances in an unrealized gain position declined to $3.6 billion at December 31, 2009 from $5.8 billion at December 31, 2008 primarily as a result of the steepening of the yield curve at December 31, 2009 relative to December 31, 2008. The 3-month LIBOR rate was 25 basis points at December 31, 2009. Long-term rates steepened significantly at December 31, 2009, as illustrated by the yields of 2.68% and 3.38% on the 5-year and 7-year swap curves. At December 31, 2008, the 3-month LIBOR rate was 1.43% and the forward curve was only slightly positively sloped, with the 5-year swap rate at 1.55% and the 7-year at 1.81%.
Advances — Call Dates and exercise options
The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that is controlled by the FHLBNY, and put dates are summarized into similar maturity tenors as the previous table that summarizes advances by contractual maturities (dollars in thousands).
Table 7: Advances by Call Date

	December 31,
		Percentage of		Percentage of
	2009	Total	2008	Total

Overdrawn demand deposit accounts	$2,022	—%	$—	—%
Due or putable in one year or less	56,978,134	62.79	63,251,007	61.18
Due or putable after one year through two years	14,082,199	15.52	18,975,821	18.36
Due or putable after two years through three years	8,991,805	9.91	10,867,530	10.51
Due or putable after three years through four years	5,374,048	5.92	5,293,364	5.12
Due or putable after four years through five years	2,826,206	3.12	2,728,075	2.64
Due or putable after five years through six years	158,329	0.18	230,189	0.22
Thereafter	2,324,957	2.56	2,033,741	1.97

Total par value	90,737,700	100.00%	103,379,727	100.00%

Discount on AHP advances	(260)		(330)
Hedging adjustments	3,611,311		5,773,479

Total	$94,348,751		$109,152,876

Contrasting advances by contractual maturity dates with potential put dates illustrates the impact of hedging on the effective duration of the Bank’s advances. For more information, see Table 4. The Bank’s advances borrowed by members include a significant amount of putable advances in which the Bank has purchased from members the option to terminate advances at agreed upon dates. At December 31, 2009, the notional amount of advances that were still putable (one or more pre-determined option exercise dates remaining) was $41.4 billion compared to $43.4 billion at December 31, 2008. Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates. Under current hedging practices, when the swap counterparty exercises its right to call the cancellable swap, the Bank would typically also exercise its right to put the advance at par. Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in the Bank’s current hedge strategy.

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
Investments — Policies and practices
Finance Agency regulations limit investment in housing-related obligations of state and local governments and their housing finance agencies to obligations that carry ratings of double-A or higher. Mortgage- and asset-backed securities acquired must carry the highest ratings from Moody’s Investors Service (“Moody’s”) or Standard & Poor’s Rating Services (“S&P”) at the time of purchase. Finance Agency regulations further limit the mortgage- and asset-backed investments of each FHLBank to 300% of that FHLBank’s capital. The FHLBNY was within the 300% limit for all periods reported. The FHLBNY’s investment in mortgage-backed securities during all periods reported complied with FHLBNY’s Board-approved policy of acquiring mortgage-backed securities issued or guaranteed by the government-sponsored housing enterprises, or prime residential mortgages rated triple-A by both Moody’s and Standard & Poor’s rating services at acquisition.
The FHLBNY’s practice is not to lend unsecured funds to members, including overnight Federal funds sold and certificates of deposits. The FHLBNY does not preclude or specifically seek out investments any differently than it would in the normal course of acquiring securities for investments, unless it is prohibited by existing regulations. Unsecured lending to members is not prohibited by Finance Agency regulations or Board of Directors’ policy. The FHLBNY is prohibited from purchasing a consolidated obligation issued directly by another FHLBank, but may acquire consolidated obligations for investment in the secondary market after the bond settles. There were no investments in consolidated obligations by the FHLBNY at December 31, 2009 or 2008.
On March 24, 2008, the Board of Directors of the Federal Housing Finance Board, predecessor to the Finance Agency adopted Resolution 2008-08, which temporarily expanded the authority of a FHLBank to purchase mortgage-backed securities (“MBS”) under certain conditions. The resolution allowed a FHLBank to increase its investments in MBS issued by Fannie Mae and Freddie Mac by an amount equal to three times its capital, which is to be calculated in addition to the existing limit. The expanded authority permitted MBS investments to be as much as 600% of the FHLBNY’s capital. The FHLBNY has not exercised the expanded authority provided under the temporary regulations to purchase MBS issued by Fannie Mae and Freddie Mac.

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments) between December 31, 2009 and December 31, 2008. Amounts are after writing down the amortized cost basis of held-to-maturity impaired securities to fair values at the time of impairment. No securities classified as available-for-sale were OTTI. (dollars in thousands):
Table 8: Investments by Categories

	December 31,	December 31,	Dollar	Percentage
	2009	2008	Variance	Variance

State and local housing finance agency obligations [1]	$751,751	$804,100	$(52,349)	(6.51)%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,240,564	2,851,683	(611,119)	(21.43)
Held-to-maturity securities, at carrying value	9,767,531	9,326,443	441,088	4.73

	12,759,846	12,982,226	(222,380)	(1.71)

Grantor trusts [2]	12,589	10,186	2,403	23.59
Certificates of deposit [1]	—	1,203,000	(1,203,000)	(100.00)
Federal funds sold	3,450,000	—	3,450,000	NA

Total investments	$16,222,435	$14,195,412	$2,027,023	14.28%

[1]	Classified as held-to-maturity securities, at carrying value

[2]	Classified as available-for-sale securities, at fair value and represents investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts
Table 8 excludes $12.2 billion in interest-earning balance at Federal Reserve Bank of New York at December 31, 2008 ($0 at December 31, 2009)

Long-term investments
At December 31, 2009 and 2008, investments with original long-term contractual maturities were comprised of mortgage- and asset-backed securities, and investment in securities issued by state and local housing agencies. These investments were classified as either held-to-maturity or available-for-sale securities in accordance with accounting standard on investments in debt and equity securities as amended by the guidance on recognition and presentation of other-than-temporary impairments. Several grantor trusts have been established and owned by the FHLBNY to fund current and potential future payments to retirees for supplemental pension plan obligations. The trust funds are invested in fixed-income and equity funds, which were classified as available-for-sale.
Mortgage-backed securities — By issuer
Issuer composition of held-to-maturity mortgage-backed securities was as follows (carrying values; dollars in thousands):
Table 9: Mortgage-Backed Securities — By Issuer

	December 31,	Percentage	December 31,	Percentage
	2009	of total	2008	of total

U.S. government sponsored enterprise residential mortgage-backed securities	$8,482,139	86.84%	$7,577,036	81.24%
U.S. agency residential mortgage-backed securities	171,531	1.76	6,325	0.07
U.S. agency commercial mortgage-backed securities	49,526	0.51	—	—
Private-label issued securities backed by home equity loans	417,151	4.27	636,466	6.83
Private-label issued residential mortgage-backed securities	444,906	4.55	609,908	6.54
Private-label issued commercial mortgage-backed securities	—	—	266,994	2.86
Private-label issued securities backed by manufactured housing loans	202,278	2.07	229,714	2.46

Total Held-to-maturity securities-mortgage-backed securities	$9,767,531	100.00%	$9,326,443	100.00%

Held-to-maturity mortgage- and asset-backed securities (“MBS”) — Government sponsored enterprise (“GSE”) and U.S. government agency issued MBS totaled $8.7 billion and $7.6 billion at December 31, 2009 and 2008. They represented 89.1% and 81.3% of total MBS classified as held-to-maturity at those dates. Privately issued mortgage-backed securities made up the remaining 10.9% and 18.7% at December 31, 2009 and 2008 and included asset-backed securities, and mortgage-pass-throughs and Real Estate Mortgage Investment Conduit bonds.
In 2009, the Bank acquired $3.5 billion of GSE and U.S. government agency issued MBS for the held-to-maturity portfolio. Securities acquired were triple-A rated. The Bank’s conservative purchasing practice over the years is evidenced by the high concentration of mortgage-backed securities issued by the GSEs.
Local and housing finance agency bonds — The FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) classified as held-to-maturity. Investments in state and local housing finance bonds help to fund mortgages that finance low-and moderate-income housing. In 2009, the Bank acquired $25.0 million of a bond issued by a housing development agency.

Available-for-sale securities — The FHLBNY classifies investments that it may sell before maturity as available-for-sale and carries them at fair value. Fair value changes are recorded in AOCI until the security is sold or is anticipated to be sold. Composition of FHLBNY’s available-for-sale securities was as follows (dollars in thousands):
Table 10: Available-for-Sale Securities Composition

	December 31,	Percentage	December 31,	Percentage
	2009	of total	2008	of total

Fannie Mae	$1,544,500	68.93%	$1,854,989	65.05%
Freddie Mac	696,064	31.07	996,694	34.95

Total AFS mortgage-backed securities	2,240,564	100.00%	2,851,683	100.00%

Grantor Trusts — Mutual funds	12,589		10,186

Total Available-for-sale portfolio	$2,253,153		$2,861,869

At December 31, 2009 and 2008, the entire AFS portfolio of mortgage-backed securities was comprised of securities issued by Fannie Mae and Freddie Mac. No acquisitions were added to the AFS portfolio in 2009. Two grantor trusts were established in 2007 to fund current and potential future payments to retirees for supplemental pension plan obligations. The trust funds are invested in money market funds, and fixed-income and equity funds, which are also designated as available-for-sale.
For more information and analysis with respect to investment securities, see Investment Quality in the section captioned Asset Quality and Concentration — Advances, Investment Securities, Mortgage Loans, and Counterparty Risks in this MD&A. Also see Notes 4 and 5 to the audited financial statements accompanying this report.

External rating information of the held-to-maturity portfolio was as follows. (Carrying values; in thousands):
Table 11: External Rating of the Held-to-Maturity Portfolio

	December 31, 2009
					Below
					Investment
	AAA-rated	AA-rated	A-rated	BBB-rated	Grade	Total

Long-term securities
Mortgage-backed securities	$9,205,018	$299,314	$65,921	$31,261	$166,017	$9,767,531
State and local housing finance agency obligations	72,992	601,109	21,430	56,220	—	751,751

Total Long-term securities	9,278,010	900,423	87,351	87,481	166,017	10,519,282

Short-term securities
Certificates of deposit	—	—	—	—	—	—

Total	$9,278,010	$900,423	$87,351	$87,481	$166,017	$10,519,282

	December 31, 2008
	AAA-rated	AA-rated	A-rated	BBB-rated	Total

Long-term securities
Mortgage-backed securities	$8,705,952	$229,714	$192,678	$198,099	$9,326,443
State and local housing finance agency obligations	74,881	672,999	—	56,220	804,100

Total Long-term securities	8,780,833	902,713	192,678	254,319	10,130,543

Short-term securities
Certificates of deposit	—	628,000	575,000	—	1,203,000

Total	$8,780,833	$1,530,713	$767,678	$254,319	$11,333,543

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):
Table 12: External Rating of the Available-for-Sale Portfolio

	December 31, 2009
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,240,564	$—	$—	$—	$—	$2,240,564
Other — Grantor trusts	—	—	—	—	12,589	12,589

Total	$2,240,564	$—	$—	$—	$12,589	$2,253,153

	December 31, 2008
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,851,683	$—	$—	$—	$—	$2,851,683
Other — Grantor trusts	—	—	—	—	10,186	10,186

Total	$2,851,683	$—	$—	$—	$10,186	$2,861,869

Weighted average rates — Mortgage-backed securities
The following table summarizes weighted average rates and amounts by contractual maturities. A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change with changes in the indexed LIBOR rate (dollars in thousands):
Table 13: Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	December 31, 2009		December 31, 2008
	Amortized	Weighted	Amortized	Weighted
	Cost	Average rate	Cost	Average rate

Mortgage-backed securities
Due in one year or less	$—	—%	$257,999	7.39%
Due after one year through five years	2,663	6.25	—	—
Due after five years through ten years	1,140,153	4.78	1,142,000	4.76
Due after ten years	10,977,950	3.21	10,839,087	4.24

Total mortgage-backed securities	$12,120,766	3.36%	$12,239,086	4.36%

Credit Impairment analysis (Other-than-temporary Impairment — OTTI)
In each interim quarterly period in 2009, management evaluated its portfolio of private-label mortgage-backed securities for credit impairment. Beginning with the quarter ended September 30, 2009, and at December 31, 2009, the FHLBNY performed its OTTI analysis by cash flow testing 100% of it private-label MBS. At December 31, 2008, and at the two interim quarters ended June 30, 2009, the FHLBNY’s methodology was to analyze all its private-label MBS to isolate securities that were considered to be at risk of OTTI and to perform cash flow analysis on securities at risk of OTTI. As a result of the evaluations, the FHLBNY recognized credit impairment OTTI related losses in each quarter of 2009. Cumulatively, 17 private-label held-to-maturity securities were deemed to be credit impaired in 2009. No credit impairment was observed in 2008 or 2007. Cumulative credit impairment losses of $20.8 million were recorded as a charge to 2009 income. The charge included credit losses of certain MBS that were determined to be OTTI in a previous quarter of 2009. The amount of non-credit OTTI was a loss of $110.6 million in AOCI at December 31, 2009. Of the 17 credit impaired securities, 14 securities are insured by bond insurers, Ambac and MBIA. The Bank’s analysis of the two bond insurers concluded that future credit losses due to projected collateral shortfalls of the impaired securities would not be fully supported by the two bond insurers. For more information see Notes 1 and 4 to audited financial statements accompanying this report.
Based on detailed cash flow credit analysis on a security level at December 31, 2009, the Bank has concluded that other than the 17 securities determined to be credit impaired during 2009, the gross unrealized losses for the remainder of Bank’s investment securities were primarily caused by interest rate changes, credit spread widening and reduced liquidity, and the securities were temporarily impaired as defined under the new guidance for recognition and presentation of other-than-temporary impairment.

Fair values of investment securities
In an effort to achieve consistency among all of the FHLBanks on the pricing of investments in mortgage-backed securities, in the third quarter of 2009 the FHLBanks formed the MBS Pricing Governance Committee which was responsible for developing a fair value methodology for mortgage-backed securities that all FHLBanks could adopt. Consistent with the guidance from the Governance Committee, the FHLBNY changed the methodology used to estimate the fair value of mortgage-backed securities as of September 30, 2009. Under the approved methodology, the Bank requests prices for all mortgage-backed securities from four specified third-party vendors, and, depending on the number of prices received for each security, selected a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. Prior to the adoption of the new pricing methodology, the Bank used a similar process that utilized three third-party vendors and similar variance thresholds. This change in pricing methodology did not have a significant impact on the Bank’s estimated fair values of its mortgage-backed securities.
While the FHLBNY adopted this common methodology, the fair values of mortgage-backed investment securities are still estimated by FHLBNY’s management which remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used. The four specialized pricing services use pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models employed by pricing services for most of the Bank’s investments are market based and observable and are considered Level 2. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs in the models are based on new issue and secondary market transactions if the securities are traded in sufficient volumes in the secondary market.
The valuation of the Bank’s private-label securities that are all designated as held-to-maturity may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 because the inputs may not be market based and observable. At December 31, 2009 and 2008, all private-label mortgage-backed securities were classified as held-to-maturity and were recorded in the balance sheet at their carrying values. Carrying value of a security is the same as its amortized cost, unless the security is determined to be OTTI. In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.
For a comparison of carrying values and fair values of mortgage-backed securities, see Notes 4 and 5 to the audited financial statements accompanying this report.
In the fourth quarter of 2009, eight held-to-maturity private-label mortgage-backed securities were deemed to be credit impaired, and included six that were previously determined to be credit impaired. The fair values of securities determined to be OTTI as of December 31, 2009 and recorded as their carrying values in the Statement of Condition at December 31, 2009 were $42.9 million, and were considered to be Level 3 financial instruments within the fair value hierarchy. This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the impaired securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities; fair values of the securities were determined by management using third party specialized vendor pricing services that made appropriate adjustments to observed prices of comparable securities that were being transacted in an orderly market.
For more information about the corroboration and other analytical procedures performed by the FHLBNY, see Note 1 — Significant Accounting Policies and Estimates, and Note 18 — Fair values of financial instruments to the audited financial statements accompanying this report. Examples of securities priced under such a valuation technique, which are classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined in the accounting standards for fair value measurements and disclosures, include GSE issued collateralized mortgage obligations and money market funds.

Short-term investments
The FHLBNY typically maintains substantial investments in high quality, short- and intermediate-term financial instruments, such as certificates of deposits as well as overnight and term Federal funds sold to highly rated financial institutions. These investments provide the liquidity necessary to meet members’ credit needs. Short-term investments also provide a flexible means of implementing the asset/liability management decisions to increase liquidity. The Bank invests in certificates of deposits with maturities not exceeding 270 days and issued by major financial institutions. Certificates of deposit are recorded at amortized cost basis and designated as held-to maturity investment.
Interest-bearing balances at the Federal Reserve Bank of New York — In October 2008, the Board of Governors of the Federal Reserve System directed the Federal Reserve Banks (“FRB”) to pay interest on balances in excess of certain required reserve and clearing balances. At December 31, 2008, the Bank had invested $12.2 billion in excess balances placed with the FRB as an interest-bearing deposit. Effective July 2, 2009, the FHLBNY no longer collected interest on excess balances with the FRB. The FRB will pay interest only on required reserves. Effective July 2, 2009 and at December 31, 2009, the cash at the FRB was classified as Cash and due from banks as the balances did not earn interest.
Federal funds sold — Historically, the FHLBNY has been a provider of Federal funds to its members, allowing the FHLBNY to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands. At December 31, 2009, Federal funds sold totaled $3.5 billion. At December 31, 2009, the Bank’s liquid funds were maintained at the FRB.
Certificates of deposits — At December 31, 2009, the FHLBNY had no investments outstanding in certificates of deposits. At December 31, 2008, certificates of deposits at highly-rated financial institutions, all maturing within 270 days or less, were $1.2 billion. Low yields and credit risk factors did not justify investments in certificates of deposits at December 31, 2009. Average investment in certificates of deposit in 2009 was $0.7 billion, compared to $6.6 billion in 2008.
Cash collateral pledged — Cash deposited by the FHLBNY as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition. The FHLBNY generally executes derivatives with major banks and broker-dealers and typically enters into bilateral collateral agreements. When the FHLBNY’s derivatives are in a net unrealized loss position as a liability from the FHLBNY’s perspective, counterparties are exposed and the Bank would be called upon to pledge cash collateral to mitigate the counterparties’ credit exposure. Collateral agreements include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed upon thresholds. At December 31, 2009 and 2008, the Bank had deposited $2.2 billion and $3.8 billion in interest-earning cash as pledged collateral to derivative counterparties. Typically, such pledges earn interest at the overnight Federal funds rate.

Mortgage Loans held-for-portfolio
At December 31, 2009 and 2008, the portfolio of mortgage loans was comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”) and Community Mortgage Asset loans (“CMA”). More details about the MPF program can be found in Mortgage Partnership Finance Program under the caption Acquired Member Assets Program in this MD&A. In the CMA program, the FHLBNY holds participation interests in residential and community development mortgage loans. Acquisition of participations under the CMA program was suspended indefinitely in November 2001 and the loans are being paid down under their contractual terms.
MPF Program — The amortized cost basis of loans in the MPF program was $1.3 billion and $1.5 billion at December 31, 2009 and 2008. Paydowns slightly outpaced acquisitions in 2009 as the FHLBNY acquired $150.1 million in new loans and paydowns were $285.8 million. The FHLBNY does not expect the MPF loans to increase substantially, and the Bank provides this product to its members as another alternative for them to sell their mortgage production. Included in the portfolio of MPF loans held-for-portfolio were $30.6 million and $36.8 million in loans at December 31, 2009 and 2008 that had been “table-funded” and therefore considered originated by the Bank. In a table-funded loan (MPF 100 product), the PFI uses the FHLBNY’s funds to make the mortgage loan to the borrower, and as credit protection, the PFI closes the loan “as agent” for the FHLBNY. The FHLBNY funded its last loan in this product on July 27, 2009. The Bank does not offer this table-funded product currently.
CMA Program — The amortized cost basis of loans in the CMA program, which has not been active since 2001 and has been declining steadily over time, was $3.9 million at December 31, 2009, down by $ 0.1 million from December 31, 2008.
Mortgage loans by loan type
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):
Table 14: Mortgage Loans by Loan Type

	December 31,
		Percentage of		Percentage of
	2009	Total	2008	Total
Real Estate:
Fixed medium-term single-family mortgages	$388,072	29.43%	$467,845	32.15%
Fixed long-term single-family mortgages	926,856	70.27	983,493	67.58
Multi-family mortgages	3,908	0.30	4,009	0.27

Total par value	1,318,836	100.00%	1,455,347	100.00%

Unamortized premiums	9,095		10,662
Unamortized discounts	(5,425)		(6,310)
Basis adjustment [1]	(461)		(408)

Total mortgage loans held-for-portfolio	1,322,045		1,459,291
Allowance for credit losses	(4,498)		(1,406)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,317,547		$1,457,885

[1]	Represents fair value basis of open and closed delivery commitments.

Mortgage loans — Conventional and insured loans.
The following classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):
Table 15: Mortgage Loans — Conventional and Insured Loans

	December 31,
	2009	2008

Federal Housing Administration and Veteran Administration insured loans	$5,975	$6,983
Conventional loans	1,308,953	1,444,356
Others	3,908	4,008

Total par value	$1,318,836	$1,455,347

Mortgage loans — credit losses
Roll-forward of the allowance for credit losses was as follows (in thousands):
Table 16: Mortgage Loans — Allowance for Credit Losses

	Years ended December 31,
	2009	2008	2007

Beginning balance	$1,406	$633	$593
Charge-offs	(16)	—	—
Provision for credit losses on mortgage loans	3,108	773	40

Ending balance	$4,498	$1,406	$633

Deposit Liabilities
Deposit liabilities comprised of member deposits and, from time-to-time, may also include unsecured overnight borrowings from other FHLBanks.
Member deposits — The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Deposits at December 31, 2009, including demand and term, totaled $2.6 billion, compared to $1.5 billion at December 31, 2008. Fluctuations in member deposits have little impact on the Bank and are not a significant source of liquidity for the Bank.
Borrowings from other FHLBanks — The Bank borrows from other FHLBanks, generally for a period of one day. There were no borrowings outstanding at December 31, 2009 and 2008. The average amount borrowed from another FHLBank was $0.4 million in 2009. All transactions were at market terms.

Debt Financing Activity and Consolidated Obligations
Consolidated obligations, which are the joint and several obligations of the FHLBanks, are the principal funding source for the FHLBNY’s operations and consist of consolidated bonds and consolidated discount notes. Discount notes are consolidated obligations with maturities of up to 365 days, and consolidated bonds have maturities of one year or longer. Member deposits, capital, and to a lesser extent borrowings from other FHLBanks, are also funding sources.
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
The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs as described below. The FHLBNY participates in both programs.
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
In mid-1999, the Office of Finance implemented the TAP issue program on behalf of the FHLBanks. This program consolidates domestic bullet bond issuance through daily auctions of common maturities by reopening previously issued bonds. Effectively, the program has reduced the number of separate FHLBanks bullet issues and individual issues have grown as large as $1.0 billion. The increased issue sizes have a number of market benefits for investors, dealers and the 12 FHLBanks. TAP issues have improved market awareness, expanded secondary market trading opportunities, improved liquidity and stimulated greater demand from investors and dealers seeking high-quality Government Sponsored Enterprises securities with U.S. Treasury-like characteristics. The TAP issues follow the same 3-month quarterly cycles used for the issuance of “on-the-run” Treasury securities and also have semi-annual coupon payment dates (March, June, September and December). The coupons for new issues are determined by the timing of the first auction during a given quarter.
The FHLBanks also issue global consolidated obligations-bonds. Effective in January 2009, a debt issuance process was implemented by the FHLBanks and the Office of Finance to provide a scheduled monthly issuance of global bullet consolidated obligations-bonds. As part of this process, management from each of the FHLBanks will determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s capital to total system capital. If the FHLBanks’ commitments exceed the minimum debt issue size, the proceeds are allocated based on relative capital of the FHLBanks’ with the allocation limited to the lesser of the allocation amount or actual commitment amount. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. The FHLBanks can, however, pass on any scheduled calendar slot and not issue any global bullet consolidated obligations- bonds upon agreement of eight of the 12 FHLBanks.

In the third quarter of 2008, each FHLBank, including the FHLBNY, entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), as authorized by the Housing Act. The GSECF was designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF would be considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings would be agreed to at the time of issuance. Loans under the Lending Agreement were to be secured by collateral acceptable to the U.S. Treasury, which consisted of FHLBank advances to members that had been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank was required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral updated on a weekly basis. As of December 31, 2009 and 2008, the FHLBNY had provided the U.S. Treasury listings of advance collateral amounting to $10.3 billion and $16.3 billion, which provided for maximum borrowings of $9.0 billion and $14.2 billion at December 31, 2009 and 2008. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2009, no FHLBank had drawn on this available source of liquidity. The GSECF authorization expired on December 31, 2009.
The FHLBanks, including the FHLBNY, continue to issue debt that is both competitive and attractive in the marketplace. In addition, the FHLBanks continuously monitor and evaluate their debt issuance practices to ensure that consolidated obligations are efficiently and competitively priced.
Consolidated obligations are issued with either fixed- or variable-rate coupon payment terms that use a variety of indices for interest rate resets. These indices include the London Interbank Offered Rate (“LIBOR”), Constant Maturity Treasury (“CMT”), 11th District Cost of Funds Index (“COFI”), Prime rate, the Federal funds rate, and others. In addition, to meet the expected specific needs of certain investors in consolidated obligations, both fixed- and variable-rate bonds may also contain certain features that will result in complex coupon payment terms and call options. When the FHLBNY cannot use such complex coupons to hedge its assets, FHLBNY enters into derivative transactions containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond.
The consolidated obligations, beyond having fixed- or variable-rate coupon payment terms, may also be Optional Principal Redemption Bonds (callable bonds) that the FHLBNY may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.
Highlights — Debt issuance and funding management
The primary source of funds for the FHLBNY continued to be through issuance of consolidated bonds and discount notes. Reported amounts of consolidated obligations outstanding, comprising of bonds and discount notes, at December 31, 2009 and December 31, 2008, were $104.8 billion and $128.6 billion, and funded 91.6% and 93.5% of Total assets at those dates. These financing ratios have remained substantially unchanged over the years at around 90%, indicative of the stable funding strategy pursued by the FHLBNY.

Investor demand for FHLBank debt — The cost of term debt issuance has continued to be under pressure in 2009. Key investors from Asia have continued to reduce acquisitions of FHLBank debt and have very limited participation in recent debt issuances. Domestic banks, flush with cash, and the more active international investors have been participants in the market for FHLBank debt in 2009. The FHLBanks were disproportionately exposed to the money market fund industry through most of 2009 as discussed further below.
Following the conservatorship of Fannie Mae and Freddie Mac, market pricing of FHLBank issued debt indicated that market participants believe that obligations of the two GSEs offer lower credit risk than FHLBank debt obligations, which are generally grouped into the same GSE asset class as Fannie Mae and Freddie Mac. As a result, investors were more likely to require a premium to acquire FHLBank debt relative to debt issued by Fannie Mae and Freddie Mac. GSE debt pricing itself was under competitive pressure with the FDIC announcing guarantees to debt offered by commercial banks and other financial institutions. However, the Federal Reserve’s program of purchasing GSE debt for up to $200 billion helped to narrow the spreads of GSE debt to U.S. Treasuries from the levels existing earlier in the year.
At the height of the credit crises, money market funds and other domestic fund managers became key investors of FHLBank short-term debt and discount notes, considered as safe, high-quality, liquid investments that were attractively priced on a risk-adjusted basis relative to U.S. Treasury bills. For fund managers, discount notes were fundamental to balancing investment returns and protecting the $1.00 constant net asset value for money funds, since discount notes mature at a par amount of $1.00 as well. While the demand from the money market sector had positive implications for FHLBank debt, it put further pressure on sharply increased demand for even shorter bond maturities. Money market funds were maintaining average investment maturities of 50 days with a ceiling of 90 days as mandated under certain regulatory provisions. With credit markets returning to normalcy, money market fund balances have been in decline, and may result in lower volumes of issuances of discount notes. Investors are continuing to focus on competitively priced FHLBank high-quality, liquid assets, and the near-term outlook should create attractive funding opportunities for FHLBank shorter-term debt.
The outlook for the issuances of longer-term debt is still uncertain. It still remains uneconomical for the FHLBanks to issue longer-term debt. Yields demanded by investors for longer-term FHLBank debt and spreads between 3-month LIBOR and FHLBank long-term debt yield have remained at levels that make it expensive for the FHLBNY to issue term debt and offer longer-term advances to members even if there was sufficient investor demand for such debt. That scenario appears to be gradually changing at least with respect to funding costs for 5-year and shorter maturity debt. In the second half of 2009, the FHLBanks successfully placed more term debt in the form of Global Bond offerings and callable debt, but it is too early to predict if this trend will continue.
While investors are gradually seeking out a variety of FHLBank debt structures and this signals well for the FHLBank consolidated obligations, the shifts in demand within the variety of shorter-term FHLBank issued debt structures appear to be more to allow investors to re-align their investment preferences (non-callable, callable, step-up bonds, or discount notes) to the rapidly changing interest rate conditions. Investors are still unwilling to shift to longer-term issuances at yields that are economical for the FHLBanks. Investor demand in the first two quarters of 2009 had been for ultra short-term bullet and callable bonds, short-term floating-rate bonds, and discount notes. In the third quarter, demand shifted away from floaters and ultra short-term discount notes to longer maturity discount notes and short-term non-callable bonds. In the fourth quarter of 2009, the continuing deterioration of LIBOR levels for longer term discount notes drove bond investors away from this sector of the FHLBank discount notes, and the FHLBanks scaled back on large issuances of term discount notes, and instead relied on the issuances of discount notes with shortest maturities whenever necessary. Also in the fourth quarter of 2009, FHLBank issuances of short-term bullet debt were scaled back as investor interest was much more in the comparable callable FHLBank debt and callable step-up bonds. With the gradual steepening of the yield curve, step-up bond coupons became more attractive, and investors saw opportunities to hedge their yields in a rising rate environment. But unless investors recommit to the term funding market in sufficient volume, the FHLBanks will continue to meet financing needs in the very short end of the funding market.

Debt extinguishment — No debt was transferred to another FHLBank in 2009. In the current year third quarter, the FHLBNY retired $0.5 billion through a debt buyback from an unrelated financial institution at a loss of $69.5 thousand. In 2008, the Bank did not extinguish any consolidated obligation bonds.
Consolidated obligation bonds
The following summarizes types of bonds issued and outstanding (dollars in thousands):
Table 17: Consolidated Obligation Bonds by Type

	December 31,
		Percentage of		Percentage of
	2009	Total	2008	Total

Fixed-rate, non-callable	$48,647,625	66.31%	$36,367,875	44.92%
Fixed-rate, callable	8,374,800	11.42	4,828,300	5.96
Step Up, non-callable	53,000	0.07	—	—
Step Up, callable	3,305,000	4.51	73,000	0.09
Step Down, callable	—	—	15,000	0.02
Single-index floating rate	12,977,500	17.69	39,670,000	49.01

Total par value	73,357,925	100.00%	80,954,175	100.00%

Bond premiums	112,866		63,737
Bond discounts	(33,852)		(39,529)
Fair value basis adjustments	572,537		1,254,523
Fair value basis adjustments on terminated hedges	2,761		7,857
Fair value option valuation adjustments and accrued interest	(4,259)		15,942

Total bonds	$74,007,978		$82,256,705

Tactical changes in the funding mix
The FHLBNY has consistently demonstrated the ability to seek out the most attractively priced funding the capital market has to offer by being flexible in the debt structure the Bank is willing to offer in order to meet the borrowing needs of its members and to achieve management’s asset/liability goals. As investor demand in the current year third quarter shifted from discount notes and floating-rate debt to fixed-rate “bullet” and callable debt, the FHLBNY has also been opportunistic in pursuing the debt structure most in demand at a reasonable price consistent with the Bank’s asset/liability match.
In 2009, the FHLBNY issued fixed-rate and discount notes in a mix of issuances to achieve its asset/liability management goals and be responsive to the changing market dynamics. The funding mix has resulted in a greater diversity of debt structures and funding alternatives, indicative of the flexibility of the Bank’s funding tactics in a volatile environment. The issuance of bonds has been the primary financing vehicle for the Bank, although the use of term and overnight discount notes remain a vital source of funding requirements because of the ease of issuance of discount notes as a flexible funding tool for day-to-day operations.

Hedge ratio, or the percentage of debt hedged versus debt not hedged, and the mix between the use of non-cancellable and cancellable interest rate swaps to hedge bonds reflects the Bank’s balance sheet management preferences and the attractiveness of the pricing of cancellable swaps. The ratio of discount notes to bonds is another balance sheet management tool and that too is predicated on factors such as asset-liability cash-gap management and the attractiveness of the pricing of discount notes. In prior years, the use of term discount notes generally had declined because of the relative pricing advantage of issuing floating- rate, LIBOR-indexed debt or by issuing short-term callable debt and swapping out the fixed-rate cash flows for LIBOR-indexed cash flows by the simultaneous execution of cancellable interest rate swaps.
To accommodate members’ funding needs at reasonable spreads, the FHLBNY has been responsive to investor preferences and changing demands, the FHLBNY has continued to make tactical adjustments to its funding strategy. In the first two quarters of 2009 in response to strong investor demand for shorter-term FHLBank bonds and discount notes, the FHLBNY sharply increased its issuances of discount notes and short-term non-callable “bullet bonds” (single maturity at end). In the third quarter of 2009, as discount note pricing became relatively unattractive, the FHLBNY reduced its issuances of discount notes. The FHLBNY will continue to refine and adjust its funding tactics and as conditions in the debt market changes, the FHLBNY will also react promptly.
The principal tactical funding strategy changes employed in executing issuances of debt are outlined below:
•	Discount notes — Average outstanding balances of discount notes, a measure of volume, was $24.7 billion in the third quarter of 2008, and increased to $34.5 billion in the fourth quarter of 2008. In response to market demand for shorter-term debt in the first two quarters of 2009, the Bank increased its issuance of discount notes. Volume grew dramatically to $46.2 billion and $48.7 billion in the first and second quarters of 2009. Starting very early in the third quarter of 2009, discount note pricing became relatively unfavorable, and the FHLBNY did not replace a significant portion of its maturing term-discount notes. The 1-month LIBOR reset lower, spreads to LIBOR tightened, and both negatively impacted pricing. Average outstanding balance of discount notes was allowed to decline to $39.5 billion in the third quarter of 2009, and to $31.7 billion in the fourth quarter of 2009. The utilization rate of discount notes to fund total assets, which is one measure of the Bank’s funding tactics, was 36.6% at June 30, 2009, a high for the year, declined to 26.9% at December 31, 2009. The comparable utilization rate at December 31, 2008 was 33.7%.
In the first two quarters of 2009, the FHLBNY had also relied more on overnight and very short-term discount notes to take advantage of lower funding costs of overnight issuance of discount notes. In the third quarter of 2009, the FHLBNY reduced its issuance of overnight discount notes, partly as a result of the Federal Reserve’s action to eliminate interest on excess reserves which provided a ready source of a risk-free asset to fund with discount notes, partly as a result of tightening of spreads, and partly because the FHLBNY determined that term discount notes would better match its regulatory liquidity profile. At June 30, 2009, overnight discount notes outstanding were $11.3 billion. In contrast, overnight discount notes declined to $1.5 billion at September 30, 2009, and no overnight discount notes were outstanding at December 31, 2009.
•	Floating rate bonds — Floating-rate bonds have declined steadily through the four quarters in 2009, and maturing bonds were not replaced because of marketplace perception of a pricing advantage of comparable GSE issued LIBOR-indexed floaters. FHLBank floating-rate bonds were extensively used in 2008, when the Bank issued floating-rate debt, indexed to 1-month LIBOR, Prime, and Fed effective rates, an innovative shift in funding tactics to take advantage of the historically wide spread between 3-month LIBOR and other indices. By executing interest rate swaps concurrently with the issuances of the floating-rate bonds and swapping the non-3 month LIBOR indices for 3-month LIBOR, the Bank effectively created variable funding that was indexed to 3-month LIBOR.

•	Non-callable bonds — Non-callable bonds were the primary funding vehicle for the FHLBNY in 2009. Issuances of non-callable debt are predicated partly on pricing of such debt and investor demand, and partly on the need to achieve asset/liability management goals. The Bank has made a strong effort to issue fixed-rate longer-term debt and lock-in the relative low rates in the current interest-rate environment. This has been a challenge as investor appetite for term debt has continued to be lukewarm, given investor preference for discount notes, short-term bullets and short lock-out callable debt. Investor demand for non-callable debt has been uneven through 2009. In the second and third quarters of 2009, investors were receptive to the FHLBank non-callable bonds as an alternative to comparable debt available in the capital markets. Execution pricing for non-callable bonds was perceived as relatively more favorable. Responding to favorable investor demand, the FHLBNY increased the issuance of medium-term non-callable bonds. Non-callable bonds were $35.4 billion at March 31, 2009, grew to $41.5 billion at June 30, 2009 and to $47.5 billion at September 30, 2009. Since then, investor demand shifted to FHLBank issued short-term fixed-rate callable debt, and callable step-up bonds. As a result, issuances of non-callable bonds grew only marginally to $48.6 billion at December 31, 2009.
•	Callable-bonds — FHLBank longer-term fixed-rate callable-bonds, which had been considered by investors to be competitively priced, have not been an attractive investment asset for investors over the last several years, and continued to be under price pressure through most of 2009. The Bank’s use of funding with longer-term callable debt declined because of the erosion of their price advantage and weak demand. From time to time, the FHLBank has also issued fixed-rate callable bonds with a one-year maturity and a short lockout call option. This debt structure had grown in demand primarily from domestic money market funds as it offered an alternative investment to 3-month discount notes at an attractive pricing to similar maturity discount notes. During most of 2008 and 2009, issuances of such debt were limited. Early in the third quarter of 2009, short lockout callables (with call dates as short as 3 months from issue date) were once again sought out by investors, who saw a pricing advantage over similar maturity discount notes. In response, issuance volume increased and outstanding balances grew from $3.3 billion at June 30, 2009 to $4.8 billion at September 30, 2009, and to $8.4 billion at December 31, 2009.
With a callable bond, the Bank purchases a call option from the investor and the option allows the Bank to terminate the bond at predetermined call dates at par. When the Bank purchases the call option from investors, it typically lowers the cost to the investor, who has traditionally been receptive to callable-bond yields offered by the FHLBNY. The Bank may also issue callable debt on an unswapped basis in a financing strategy to match the estimated prepayment characteristics of mortgage-backed securities and mortgage loans held-for-portfolio. As estimated lives and prepayment speeds of MBS and mortgage loans change with changes in the interest rate environment, those same factors are also likely to impact the call exercise feature of callable debt. These factors tend to shorten or lengthen the effective lives of the debt with changes in the interest rate environment, thereby achieving an offset to the prepayment options of MBS and mortgage loans.
•	Callable step-up bonds — In the third quarter of 2009, the FHLBNY acquired $1.5 billion of callable step-up bonds, primarily with Bermudan call options, and outstanding balances grew to $3.3 billion at December 31, 2009, up from only $73.0 million at December 31, 2008. In the third quarter of 2009, short-term LIBOR rates reset lower. From the 12-month point and beyond, the yield curve steepened. Typically, as short and long-term rates diverge, step-up bonds become more popular as they offer a coupon structure that reflects the shape of the yield curve. Demand for callable step-up bonds in a variety of maturities has been steady during the fourth quarter of 2009, and the FHLBanks have responded by increasing the issuances of such bond structures.

Impact of hedging fixed-rate consolidated obligation bonds
The Bank hedges certain fixed-rate debt by the use of both cancellable and non-cancellable interest rate swaps in fair value hedges under the accounting standards for derivatives and hedging. The Bank may also hedge the anticipatory issuance of bonds under the provisions of “cash flow” hedging rules as provided in the accounting standards for derivatives and hedging though none were outstanding at December 31, 2009 or 2008.
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
Derivatives are employed to hedge consolidated bonds in the following manner to achieve the indicated principal objectives:
The FHLBNY:
•	Makes extensive use of the derivatives to restructure interest rates on consolidated obligation bonds, both callable and non-callable, to better meet its members’ funding needs, to reduce funding costs, and to manage risk in a changing market environment.
•	Converts, at the time of issuance, certain simple fixed-rate bullet and callable bonds into synthetic floating-rate bonds by the simultaneous execution of interest rate swaps that convert the cash flows of the fixed-rate bonds to conventional adjustable rate instruments tied to an index, typically 3-month LIBOR.
•	Uses derivatives to manage the risk arising from changing market prices and volatility of a fixed coupon bond by matching the cash flows of the bond to the cash flows of the derivative and making the FHLBNY indifferent to changes in market conditions. Except when issued to fund MBS and MPF loans, callable bonds are typically hedged by an offsetting derivative with a mirror-image call option and identical terms.
•	Adjusts the reported carrying value of hedged consolidated bonds for changes in their fair value (“fair value basis adjustments” or “fair value”) that are attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for consolidated obligation bonds in the Statements of Condition include fair value basis adjustments.
•	Lowers its funding cost by the issuance of a callable bond and the execution of an associated interest rate swap with mirrored call options, which results in funding at a lower cost than the FHLBNY would otherwise have achieved. The issuance of callable bonds and the simultaneous swapping with a derivative instrument depends on the price relationships in both the bond and the derivatives markets.
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

Fair value basis and valuation adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. The Bank recorded net unrealized fair value losses of $0.6 billion and $1.3 billion as part of the carrying values of consolidated obligation bonds in the Statements of Condition at December 31, 2009 and 2008. Under the derivatives and hedge accounting provisions, the reported carrying value of consolidated obligation bonds is adjusted for changes in their fair value basis attributable to the risk being hedged.
Carrying values of bonds designated under the fair value option, are also adjusted for valuation adjustments to recognize changes in the full fair value of the bonds elected under the fair value option and measured under the accounting standards for fair value measurements and disclosures. At December 31, 2009, the unrealized fair value basis recorded was a gain of $4.3 million, net of interest accrued payable of $2.9 million. At December 31, 2008, the unrealized fair value basis was a loss of $15.9 million, including interest accrued payable of $7.6 million.
Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.
Hedge volume — As of December 31, 2009 and 2008, the Bank had hedged $32.9 billion ($26.1 billion non-callable; $6.8 billion callable) and $22.1 billion ($20.0 billion non-callable; $2.1 billion callable) of fixed-rate consolidated bonds to hedge fair value risk from changes in the benchmark rate. Almost all callable bonds were hedged by cancellable swaps at December 31, 2009 and 2008. These hedges were in qualifying hedge relationships under the provisions of the accounting standards for derivatives and hedging. These hedges effectively converted the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR. The Bank’s callable bonds contain a call option purchased by the Bank from the investor. Under the terms of the call option, the Bank has the right to terminate the bond at agreed upon dates.
At December 31, 2009, outstanding par value of consolidated obligation bonds elected under the fair value option was $6.0 billion compared to $983.0 million at December 31, 2008.

Summarized below are debt that were economically hedged by interest-rate swaps with matching terms at December 31, 2009 and 2008. At inception of the hedges, the Bank did not believe that the hedges would be highly effective in offsetting fair value changes between the derivative and the bonds (hedged item), and the FHLBNY accounted for the derivatives as freestanding (economic hedge). Hedges deemed at inception as economic do not generate basis adjustments for the hedged instruments since their carrying values are not adjusted for fair value changes.
Principal economic hedges are summarized below. At inception of the hedges, the Bank did not believe that the hedges would be highly effective in offsetting fair value changes between the derivative and the bonds and accounted for the derivatives as freestanding derivatives.
Floating-rate debt — At December 31, 2009, the FHLBNY had hedged $8.0 billion of floating-rate bonds that were indexed to interest rates other than 3-month LIBOR by entering into swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR. The comparable floating-rate debt that was economically hedged at December 31, 2008 was $25.0 billion.
Fixed-rate debt — At December 31, 2009, the FHLBNY had hedged $13.1 billion of short-term fixed-rate debt compared to $4.5 billion at December 31, 2008.
Discount notes — At December 31, 2009 and 2008, the Bank had hedged $3.8 billion and $7.5 billion of discount notes to mitigate fair value risk.
FVO economic hedge — At December 31, 2009, the FHLBNY had hedged $6.0 billion of short-term bonds designated under the FVO, compared to $983.0 million at December 31, 2008.
Impact of changes in interest rate — The carrying amounts of consolidated obligation bonds included fair value basis losses of $0.6 billion at December 31, 2009, compared to fair value basis losses of $1.3 billion at December 31, 2008. Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the value and implied volatility of call options of callable bonds.
Unrealized fair value basis losses at December 31, 2009 and 2008 were consistent with the forward yield curves at those dates that were projecting forward rates below the fixed-rate coupons of bonds hedged under the derivatives and hedge accounting rules and bonds designated under the FVO. Most of the hedged bonds had been issued in prior periods at the then prevailing higher interest-rate environment. Since such bonds are typically fixed-rate, in a declining interest rate environment, fixed-rate bonds exhibit unrealized fair value basis losses recorded under the derivatives and hedge accounting rules. Unrealized losses from fair value basis adjustments on hedged bonds were almost entirely offset by net fair value unrealized gains from derivatives associated with the hedged bonds, thereby achieving the Bank’s hedging objectives of mitigating fair value basis risk. The net fair value basis adjustments of hedged bonds in an unrealized loss position declined to $0.6 billion at December 31, 2009 from $1.3 billion at December 31, 2008 primarily as a result of the steepening of the yield curve at December 31, 2009 relative to December 31, 2008. The 3-month LIBOR rate was 25 basis points at December 31, 2009. Long-term rates steepened significantly at December 31, 2009, as illustrated by the yields of 2.68% and 3.38% on the 5-year and 7-year swap curves. At December 31, 2008, the 3-month LIBOR rate was 1.43% and the forward curve was only slightly positively sloped, with the 5-year swap rate at 1.55% and the 7-year at 1.81%.

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
Table 18: Consolidated Obligation Bonds — Maturity or Next Call Date

	December 31,
		Percentage		Percentage
	2009	of total	2008	of total
Year of Maturity or next call date
Due or callable in one year or less	$50,481,350	68.82%	$53,034,550	65.51%
Due or callable after one year through two years	11,352,200	15.48	15,472,350	19.11
Due or callable after two years through three years	4,073,575	5.55	4,843,700	5.98
Due or callable after three years through four years	3,606,250	4.91	1,445,575	1.79
Due or callable after four years through five years	1,325,800	1.81	2,954,450	3.65
Due or callable after five years through six years	529,050	0.72	684,800	0.85
Thereafter	1,989,700	2.71	2,518,750	3.11

Total par value	73,357,925	100.00%	80,954,175	100.00%

Bond premiums	112,866		63,737
Bond discounts	(33,852)		(39,529)
Fair value basis adjustments	572,537		1,254,523
Fair value basis adjustments on terminated hedges	2,761		7,857
Fair value option valuation adjustments and accrued interest	(4,259)		15,942

Total bonds	$74,007,978		$82,256,705

Because of the decline in the balance of callable bonds outstanding at December 31, 2009, the impact of call options was not a significant factor in the potential for shortening the duration of the bond to the first call exercise date. Based on potential call exercise date of the remaining callable bonds on pre-determined call dates, it was probable that some 84.3% of bonds outstanding at December 31, 2009 may get called or mature within two years, compared to 77.4% on a contractual maturity date basis. Call options are owned and exercisable by the Bank and are generally either a one-time option or quarterly. The Bank’s current practice is to exercise its option to call a bond when the swap counterparty exercises its option to call the callable swap hedging the callable bond.

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
The following summarizes discount notes issued and outstanding (dollars in thousands):
Table 19: Discount Notes Outstanding

	December 31,
	2009	2008

Par value	$30,838,104	$46,431,347

Amortized cost	$30,827,639	$46,329,545
Fair value basis adjustments	—	361

Total	$30,827,639	$46,329,906

Weighted average interest rate	0.15%	1.00%

In the current year first two quarters, the Bank had increased its holdings of term discount notes mainly because of favorable investor demand and pricing relative to term funding. In the current year third quarter, discount notes pricing was relatively less attractive as a funding vehicle given alternative funding options and the Bank reduced its reliance on discount notes, particularly the use of overnight discount notes, partly as a result of the Federal Reserve’s action to eliminate interest on excess reserves which provided a readily available risk-free asset which could be funded profitably by discount notes, and partly because the FHLBNY determined that term discount notes would better match its regulatory liquidity profile. In the current year first two quarters, the Bank issued $736.2 billion of discount notes; in contrast, in the third and fourth quarters the Bank issued $78.4 billion and $47.6 billion.
Generally, discount notes are utilized in funding short-term advances, some long-term advances as well as held-to-maturity and money market investments. The efficiency of issuing discount notes continues to be another factor in its use as a popular funding vehicle as discount notes can be issued any time and in a variety of amounts and maturities in contrast to other short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms. The importance of the instrument in day-to-day funding operations is illustrated by the very significant volume of the cash flows generated by discount note issuance. In 2009 the Bank issued $862.2 billion in discount notes. In the same period, cash flows from the issuance of consolidated obligation bonds were $54.5 billion. Contrasting transaction volumes between bonds and discount notes provides an indication that discount notes continued to be an important source of short-term funding.
As of December 31, 2009, no discount notes were hedged under the accounting standards for derivatives and hedging. At December 31, 2008, the Bank had hedged $779.0 million of discount notes to hedge fair value risk from changes in the benchmark rate in qualifying hedge relationships. The Bank generally hedges discount notes in economic hedges to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to 3-month LIBOR. At December 31, 2009 and 2008, the Bank had also had executed economic hedges of $3.8 billion and $7.5 billion of discount notes to mitigate fair value risk.

Rating actions with respect to the FHLBNY are outlined below:
Table 20: FHLBNY Ratings
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
Mandatorily Redeemable Capital Stock
The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Such capital is considered to be mandatorily redeemable and a liability under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income. Mandatorily redeemable capital stock at December 31, 2009 and 2008 represented stock held primarily by former members who were no longer members by virtue of being acquired by members of other FHLBanks. Under existing practice, such stock will be repurchased when the stock is no longer required to support outstanding transactions with the FHLBNY.
The FHLBNY reclassifies the stock subject to redemption from equity to liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership.
At December 31, 2009 and 2008, the amounts of mandatorily redeemable stock classified as a liability stood at $126.3 million and $143.1 million. Two members became non-members in 2009. One member’s borrowing potential was significant. In 2008, four members became non-members, due to merger and two were considered to have significant borrowing potential had the merger not occurred.
Capital stock held by non-members will be repurchased at maturity of the advances borrowed by non-members. In accordance with Finance Agency regulations, non-members cannot renew their advance borrowings at maturity. Such capital is considered to be a liability and mandatorily redeemable and subject to the provisions under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.

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
The Bank repurchased $66.7 million of mandatorily redeemable capital stock in 2009, $160.2 million in 2008, and $58.3 million in 2007. As non-member advances matured in their normal course, and were not replaced under Finance Agency rules, the Bank also repurchased the excess stock of the former members.
Expected redemption — Total outstanding capital stock considered as mandatorily redeemable at December 31, 2009 and 2008 were $126.3 million and $143.1 million. If present practice of redeeming excess stock continues, the Bank expects $102.5 million to be redeemed in 2010, $16.8 million in 2011, and the remaining $7.0 million beginning in 2013 and thereafter, in step with the expected maturities of advances outstanding to non-members. Prepayment of the advances may accelerate the redemption. Should the Bank modify its present practice of redeeming excess stock and exercise its rights under the Capital Plan, the redemption of non-member stock may take up to five years from the date the member became a non-member. For additional discussions about redemption rights of members and non-members, and interest paid on capital stock deemed to be mandatorily redeemable, see Notes 1, 11 and 13 to the audited financial statements accompanying this report.
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
At December 31, 2009, total capital stock $100 par value, putable and issued and held by members was 50,590,000 shares compared to 55,857,000 shares at December 31, 2008. Members are required to purchase FHLBNY stock in proportion to the volume of advances borrowed. Decrease in capital stock is in line with the decrease in advances borrowed by members.
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

The FHLBNY offers two classes of Class B capital stock. The FHLBNY’s capital stock consists of membership stock and activity-based stock. From time to time, the FHLBNY may issue or repurchase capital stock with new members, current members, or under certain circumstances with former members or their successors as necessary to allow the FHLBNY to satisfy the minimum capital requirements established by the GLB Act. Class B1 stock is issued to meet membership stock purchase requirements. Class B2 stock is issued to meet activity-based requirements. The FHLBNY requires member institutions to maintain Class B1 stock based on a percentage of the member’s mortgage-related assets and Class B2 stock-based on a percentage of advances and acquired member assets outstanding with the FHLBNY and certain commitments outstanding with the FHLBNY. Class B1 and Class B2 stockholders have the same voting rights and dividend rates.
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
Class B1 stock — In addition, each member is required to purchase activity-based stock in proportion to the volume of certain transactions between the member and the FHLBNY. Activity-based stock is equal to the sum of a specified percentage between 4.0% and 5.0% multiplied by the outstanding principal balance of advances and the outstanding principal balance of MPF loans. Under the current regulations, which became effective on December 1, 2005, the specified percentages is 4.5% for both advances and MPF loans, with the provision that the specific requirements for MPF loans are effective for transactions entered into after December 1, 2005, the date when the existing Capital Plan went into effect.
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
The Finance Agency has confirmed that mandatorily redeemable shares of its capital stock will not be included in the definition of total capital for purposes of determining the FHLBank’s compliance with Finance Agency regulatory capital requirements, calculating its mortgage securities investment authority (300 percent of total capital), calculating its unsecured credit exposure to other Government Sponsored Enterprises (100 percent of total capital), or calculating its unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).
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
The Finance Agency issued a final rule, effective August 4, 2009, to implement certain provisions of the Housing Act that require the Director of the Finance Agency to establish criteria based on the amount and type of capital held by an FHLBank for each of the following capital classifications: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. This regulation defines critical capital levels for the FHLBanks, establishes the criteria for each of the capital classifications identified in the Housing Act and implements the Finance Agency’s prompt correction action authority over the FHLBanks. On July 20, 2009, the Finance Agency published Advisory Bulletin 2009-AB-01 which identified preliminary FHLBank capital classifications as a form of supervisory correspondence that should be treated by an FHLBank as unpublished information. Under this Advisory Bulletin, preliminary FHLBank capital classifications should be publicly disclosed only if the information is material to that FHLBank’s financial condition and business operations, provided that the disclosure is limited to a recital of the factual content of the unpublished information. (See Note 13 to the audited financial statements accompanying this report for the FHLBNY’s compliance with risk based capital rules).
The FHLBNY meets the “adequately capitalized” classification, which is the highest rating, under the Capital Rule. However, the Finance Agency has discretion to reclassify an FHLBank and to modify or add to the corrective action requirements for a particular capital classification, therefore management cannot predict the impact, if any, the Capital Rule will have on the Bank.
Stockholders’ Capital and Dividend
Stockholders’ Capital — Stockholders’ Capital comprised of capital stock, retained earnings and Accumulated other comprehensive income (loss), and decreased by $264.1 million to $5.6 billion at December 31, 2009.
Capital stock— Capital stock, par value $100, was $5.1 billion at December 31, 2009, down from $5.6 billion at December 31, 2008. The decrease in capital stock was consistent with decreases in advances borrowed by members. Since members are required to purchase stock as a percentage of advances borrowed from the FHLBNY, a decline in advances will typically result in a decline in capital stock. In addition, under our present practice, stock in excess of the amount necessary to support advance activity is redeemed daily by the FHLBNY. Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings under the provisions requiring members to purchase stock to support borrowings and its practice of redeeming excess capital stock.
Retained earnings — Retained earnings rose to $688.9 million at December 31, 2009 up from $382.9 million at December 31, 2008. Net income in 2009 was $570.8 million, and $264.7 million in dividend payments were made to members. Net income in 2008 was $259.1 million, and dividend payments were $294.5 million. For more information about the Bank’s retained earnings policy, refer to the section Retained Earnings and Dividend in this report.

Accumulated other comprehensive income (loss) — Accumulated other comprehensive income (loss) was an accumulated net loss of $144.5 million at December 31, 2009. The principal components are summarized below. Also see, Note 14 to the audited financial statements accompanying this report.
•	Net unrealized fair value losses declined to $3.4 million at December 31, 2009, compared to a loss of $64.4 million at December 31, 2008. Unrealized fair value losses on available-for-sale securities reversed almost entirely at December 31, 2009 from a year earlier, resulting in a favorable change of $61.0 million.

•	In 2009 based on the management’s determination of a decrease in cash flows expected to be collected (cash flow shortfall) 17 held-to-maturity private-label MBS were determined to be OTTI, and the Bank recorded non-credit component losses in AOCI. At December 31, 2009, the amount of net loss in AOCI was $110.6 million. No OTTI was recognized in prior years.

•	Net unrealized losses from cash flow hedges of $22.7 million ($30.2 million at December 31, 2008) were principally from terminated hedges of anticipated issuances of debt. These unrealized losses will be recorded in future periods as an expense over the terms of the hedged bonds as a yield adjustment to the fixed coupons of the debt. Over the next 12 months it is expected that $6.9 million of net losses will be reclassified as a charge to earnings.

•	Minimum additional actuarially determined liabilities due on the Bank’s supplemental pension plans of $7.9 million at December 31, 2009 ($6.6 million at December 31, 2008).
Dividend — As a cooperative, the FHLBNY seeks to maintain a balance between its public policy mission of providing low-cost funds to its members and providing its members with adequate returns on their capital invested in FHLBNY stock. The FHLBNY also has to balance its mission with a goal to strengthen its financial position through an increase in the level of retained earnings. The FHLBNY’s dividend policy takes these factors into consideration — the need to enhance retained earnings while reasonably compensating members for the use of their capital and to provide low-cost advances. By Finance Agency regulation, dividends may be paid out of current earnings or previously retained earnings. The FHLBNY may be restricted from paying dividends if it is not in compliance with any of its minimum capital requirements or if payment would cause the FHLBNY to fail to meet any of its minimum capital requirements. In addition, the FHLBNY may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or, under certain circumstances, if the FHLBNY fails to satisfy certain liquidity requirements under applicable Finance Agency regulations. None of these restrictions applied to the FHLBNY for any period presented in this Form 10-K.
Dividends are computed based on the weighted average stock outstanding during the quarter and are declared and paid subsequent to the end of the quarter. In 2009, four dividends were paid for a total of $4.95 per share, or 45.5% of net earnings per share, compared to $6.55 per share, or 124.5% of net earnings per share in 2008. In 2007, $7.51 per share was paid, or 87.6% of net earnings per share.
Dividends paid in the first quarter of 2010 for the fourth quarter of 2009 was 5.60% (annualized).

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
All derivatives are recorded on the Statements of Condition at their estimated fair values and designated as either fair value or cash flow hedges for qualifying hedges, or as non-qualifying hedges (economic hedges or customer intermediations) under the accounting standards for derivatives and hedging. In an economic hedge, the Bank retains or executes derivative contracts, which are economically effective in reducing risk. Such derivatives are designated as economic hedges either because a qualifying hedge is not available, the difficulty to demonstrate that the hedge would be effective on an ongoing basis as a qualifying hedge, or the cost of a qualifying hedge is not economical. Changes in the fair value of a derivative are recorded in current period earnings for a fair value hedge, or in AOCI for the effective portion of fair value changes of a cash flow hedge.
Interest income and interest expense from interest rate swaps used for hedging are reported together with interest on the instrument being hedged if the swap qualifies for hedge accounting. If the swap is designated as an economic hedge, interest accruals are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
The FHLBNY uses derivatives in three ways: (1) as a fair value or cash flow hedge of an underlying financial instrument or as a cash flow hedge of a forecasted transaction; (2) as intermediation hedges to offset derivative positions (e.g., caps) sold to members; and (3) as an economic hedge, defined as a non-qualifying hedge of an asset or liability and used as an asset/liability management tool. The FHLBNY uses derivatives to adjust the interest rate sensitivity of consolidated obligations to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities. In addition, the FHLBNY uses derivatives to: offset embedded options in assets and liabilities to hedge the market value of existing assets, liabilities, and anticipated transactions; or to reduce funding costs. For additional information see Note 17 — Derivatives and hedging activities to the audited financial statements accompanying this report.

The following table summarizes the principal derivatives hedging strategies as of December 31, 2009 and 2008:
Table 21: Derivative Hedging Strategies

			December 31, 2009	December 31, 2008
			Notional Amount	Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)	(in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Economic Hedge of fair value risk	$123	$618
Pay fixed, receive floating interest rate swap cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$40,252	$41,824
Pay fixed, receive floating interest rate swap no longer cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable	Fair Value Hedge	$2,283	$1,405
Pay fixed, receive floating interest rate swap non-cancelable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable	Fair Value Hedge	$23,367	$18,444
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of fair value risk	$390	$465
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate	Economic Hedge of fair value risk	$13,113	$4,515
Receive fixed, pay floating interest rate swap cancelable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$6,785	$2,148
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$108	$373
Receive fixed, pay floating interest rate swap non-cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$25,982	$19,609
Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate.	Fair Value Hedge	$—	$779
Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate.	Economic Hedge of fair value risk	$3,784	$7,509
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps.	Economic Hedge of cash flows	$6,035	$14,360
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps.	Economic Hedge of cash flows	$1,950	$10,590
Receive fixed, pay floating interest rate swap cancelable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option.	Fair Value Option	$5,690	$583
Receive fixed, pay floating interest rate swap no longer cancelable	Fixed rate callable bond converted to a LIBOR floating rate; matched to bond no-longer callable accounted for under fair value option.	Fair Value Option	$—	$400
Receive fixed, pay floating interest rate swap non-cancelable	Fixed rate callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option.	Fair Value Option	$350	$—
Pay fixed, receive floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$1,050	$1,050
Receive fixed, pay floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$1,050	$1,050
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892	$1,892
Intermediary positions Interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of fair value risk	$320	$300
The accounting designation “economic” hedges represented derivative transactions under hedge strategies that do not qualify for hedge accounting but are an approved risk management hedge.

Derivatives Financial Instruments by hedge designation
The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by hedge designation.
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):
Table 22: Derivatives Financial Instruments by Hedge Designation

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Derivatives in fair value hedging relationships	$98,776,447	$(3,056,718)	$84,582,796	$(4,531,004)
Derivatives not designated as hedging instruments	27,104,963	31,723	39,691,142	(76,412)
Derivatives matching bonds designated under FVO	6,040,000	(2,632)	983,000	7,699
Interest rate caps/floors
Economic-fair value changes	2,282,000	71,494	2,357,000	8,174
Mortgage delivery commitments (MPF)
Economic-fair value changes	4,210	(39)	10,395	(108)
Other
Intermediation	320,000	352	300,000	484

Total	$134,527,620	$(2,955,820)	$127,924,333	$(4,591,167)

Total derivatives, excluding accrued interest		$(2,955,820)		$(4,591,167)
Cash collateral pledged to counterparties		2,237,028		3,836,370
Cash collateral received from counterparties		—		(61,209)
Accrued interest		(19,104)		(25,418)

Net derivative balance		$(737,896)		$(841,424)

Net derivative asset balance		$8,280		$20,236
Net derivative liability balance		(746,176)		(861,660)

Net derivative balance		$(737,896)		$(841,424)

Derivative Financial Instruments by Product
The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment. The categories of “Fair value,” “Commitment,” and “Cash flow” hedges represented derivative transactions accounted for as hedges. The category of “Economic” hedges represented derivative transactions under hedge strategies that did not qualify for hedge accounting treatment but were an approved risk management strategy.
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):
Table 23: Derivative Financial Instruments by Product

	December 31, 2009		December 31, 2008
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Derivatives designated as hedging instruments
Advances-fair value hedges	$65,901,667	$(3,622,141)	$61,673,607	$(5,758,653)
Consolidated obligations-fair value hedges	32,874,780	565,423	22,909,189	1,227,649
Derivatives not designated as hedging instruments
Advances-economic hedges	513,089	(196)	1,082,700	(24,520)
Consolidated obligations-economic hedges	24,881,874	36,954	36,973,442	(45,884)
MPF loan-commitments	4,210	(39)	10,395	(108)
Balance sheet	1,892,000	71,494	1,892,000	8,164
Intermediary positions-economic hedges	320,000	352	300,000	484
Balance sheet-macro hedges swaps	2,100,000	(5,035)	2,100,000	(5,998)
Derivatives matching bonds designated under FVO
Interest rate swaps-consolidated obligations-bonds	6,040,000	(2,632)	983,000	7,699

Total notional and fair value	$134,527,620	$(2,955,820)	$127,924,333	$(4,591,167)

Total derivatives, excluding accrued interest		$(2,955,820)		$(4,591,167)
Cash collateral pledged to counterparties		2,237,028		3,836,370
Cash collateral received from counterparties		—		(61,209)
Accrued interest		(19,104)		(25,418)

Net derivative balance		$(737,896)		$(841,424)

Net derivative asset balance		$8,280		$20,236
Net derivative liability balance		(746,176)		(861,660)

Net derivative balance		$(737,896)		$(841,424)

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
The degree of counterparty credit risk may depend, among other factors, on the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk. Seventeen counterparties (Fifteen non-members and two members) represented 100% of the total notional amount of the FHLBNY’s outstanding derivative transactions at December 31, 2009. See Table 24 below.

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
Exposure — At December 31, 2009 and 2008, the Bank’s credit risk, representing derivatives in a fair value gain position was approximately $8.3 million and $20.2 million. At December 31, 2009, the fair values of derivatives in a gain position were below the collateral threshold and derivative counterparties pledged no cash to the FHLBNY. At December 31, 2008, derivative counterparties had pledged $61.2 million in cash as collateral to the FHLBNY. The credit risk at December 31, 2009 and 2008 included $0.8 million and $0.7 million in net interest receivable.
In determining credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY attempts to mitigate its exposure by requiring derivative counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements.
At December 31, 2009, the FHLBNY had posted $2.2 billion in cash as collateral to derivative counterparties to mitigate derivatives in a net fair value liability (unfavorable) position. The FHLBNY is exposed to the extent that a counterparty may not repay the posted cash collateral to the FHLBNY due to unforeseen circumstances, such as bankruptcy. In such an event, the FHLBNY would then exercise its rights under the “International Swaps and Derivatives Association agreement” (“ISDA”) to replace the derivatives in a liability position (gain position for the acquiring counterparty) with another available counterparty in exchange for cash delivered to the FHLBNY. To the extent that the fair values of the replacement derivatives are less than the cash collateral posted, the FHLBNY may not receive cash equal to the amount posted.
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
Despite these risk mitigating policies and processes, on September 15, 2008, an event of default occurred under outstanding derivative contracts with total notional amounts of $16.5 billion between Lehman Brothers Special Financing Inc. (“LBSF”) and the FHLBNY when credit support provider Lehman Brothers Holdings Inc. commenced a filing under Chapter 11 of the U.S. Bankruptcy Code. The Bank had deposited $509.6 million with LBSF as cash collateral. Since the default, the FHLBNY has replaced most of the derivatives that had been executed between LBSF and the FHLBNY through new agreements with other derivative counterparties. The Lehman bankruptcy proceedings are ongoing.

Derivatives Counterparty Credit Ratings
The following table summarizes the FHLBNY’s credit exposure by counterparty credit rating (in thousands, except number of counterparties).
Table 24: Derivatives Counterparty Notional Balance by Credit Ratings

	December 31, 2009
			Total Net
	Number of	Notional	Exposure at	Net Exposure after
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral [3]

AAA	—	$—	$—	$—
AA	7	45,652,167	684	684
A	8	88,711,243	—	—
Members (Note[1] and Note2)	2	160,000	7,596	7,596
Delivery Commitments	—	4,210	—	—

Total	17	$134,527,620	$8,280	$8,280

	December 31, 2008
			Total Net
	Number of	Notional	Exposure at	Net Exposure after
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral [3]

AAA	1	$9,167,456	$—	$—
AA	6	39,939,946	—	—
A	7	78,656,536	64,890	3,681
Members (Note[1] and Note2)	3	150,000	16,555	16,555
Delivery Commitments	—	10,395	—	—

Total	17	$127,924,333	$81,445	$20,236

Note [1]:	Fair values of $7.6 million and $16.6 million comprising of intermediated transactions with members and interest-rate caps sold to members (with capped floating-rate advances) were collateralized at December 31, 2009 and December 31, 2008.

Note [2]:	Members are required to pledge collateral to secure derivatives purchased by the FHLBNY as an intermediary on behalf of its members. Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate-related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest. As a result of the collateral agreements with its members, the FHLBNY believes that its maximum credit exposure due to the intermediated transactions was $0 at December 31, 2009 and December 31, 2008.

Note [3]:	As reported in the Statements of Condition.

Accounting for Derivatives — Hedge Effectiveness
An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective portion of the hedge. Those methods must be consistent with the entity’s approach to managing risk. At inception and during the life of the hedging relationship, management must demonstrate that the hedge is expected to be highly effective in offsetting changes in the hedged item’s fair value or the variability in cash flows attributable to the hedged risk.
Effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item relating to the risk being hedged. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an ongoing basis. Any ineffective portions are to be recognized in earnings immediately, regardless of the type of hedge. An assessment of effectiveness is required whenever financial statements or earnings are reported, and at least once every three months. FHLBNY assesses hedge effectiveness in the following manner:
•	Inception prospective assessment. Upon designation of the hedging relationship and on an ongoing basis, FHLBNY is required to demonstrate that it expects the hedging relationship to be highly effective. This is a forward-looking consideration. The prospective assessment at designation uses sensitivity analysis employing an option adjusted valuation model to generate changes in market value of the hedged item and the swap. These projected market values are then analyzed over multiple instantaneous, parallel rate shocks. The hedge is expected to be highly effective if the change in fair value of the swap divided by the change in the fair value of the hedged item is within the 80% -125% dollar value offset boundaries. See additional description of regression analysis in following paragraphs.

•	Ongoing prospective assessment. For purposes of assessing effectiveness on an ongoing basis, the Bank will utilize the regression results from its retrospective assessment as a means of demonstrating that it expects all “long-haul” hedge relationships to be highly effective in future periods (i.e., it will use the regression for both its ongoing prospective and retrospective assessment).

•	Retrospective assessment. At least quarterly, FHLBNY will be required to determine whether the hedging relationship was highly effective in offsetting changes in fair value or cash flows through the date of the periodic assessment. This is an evaluation of the past experience.
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
The regression model being used is:
∆Vh = a + b∆VH
where ∆Vh is the change in the net present value of the hedging item, ∆VH is the change in the net present value of the hedged transaction, a is the ‘intercept’ of the regression and b is the ‘slope’ of the regression.

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
An assumed model can be accepted only if the main hypotheses on which it rests cannot be rejected. In the context of regression analysis, hypothesis testing is a procedure that seeks to determine whether the estimated values of the parameters of the model (a and b) are close enough to their hypothesized values (zero for a and -1 for b) that it would be unreasonable to reject those hypotheses. The Bank employs the most commonly used test statistic called the F-test statistic, the Fisher probability distribution function. This standard F-Test incorporates all the variance of errors of the regression line. The FHLBNY has determined that to consider the hedge relationship to be highly effective, the F-Test statistic associated with regression errors must fall within a specified the interval.
An equivalent approach to hypothesis testing consists of defining an ‘acceptance region’ around the hypothesized value of the parameter(s) being estimated. If the estimated value of the parameter falls within the acceptance region, the hypothesis is not rejected. If it falls outside of the acceptance region, the hypothesis is rejected. FHLBNY has determined that to consider the hedge relationship to be highly effective, the estimate of the slope of the regression (b) must fall within an acceptance region ranging from -1.25 to -.80.
Discontinuation of hedge accounting
If a derivative no longer qualifies as a fair value or a cash flow hedge, the FHLBNY discontinues hedge accounting prospectively and reports the derivative in the Statement of Condition at its fair value and records fair value gains and losses in earnings until the derivative matures. If the FHLBNY was to discontinue a cash flow hedge, previously deferred gains and losses in AOCI would be recognized in current earnings at the time the hedged transaction affects earnings. For discontinued fair value hedges, the FHLBNY no longer adjusts the carrying value (basis) of the hedged item, typically an advance or a bond, for changes in their fair values. The FHLBNY then amortizes previous fair value adjustments to the basis of the hedged item over the life of the hedged item (for callable as well as non-callable previously hedged advances and bonds).

Embedded derivatives
Before a trade is executed, the FHLBNY’s procedures require the identification and evaluation of embedded derivatives, if any, under accounting standards for derivatives and hedging. This evaluation will consider if the economic characteristics and the risks of the embedded derivative instrument are not clearly and closely related to the economic characteristic and risks of the host contract. At December 31, 2009, 2008 and 2007, the FHLBNY had no embedded derivatives that were required to be separated from the “host” contract because their economic or risk characteristics were not clearly and closely related to the economic characteristics and risks of the host contract.
Aggregation of similar items
The FHLBNY has de minimis amounts of similar advances that are hedged in aggregate as a portfolio. For such hedges, the FHLBNY performs a similar asset test to ensure the hedged advances share the risk exposure for which they are designated as being hedged. Other than a very limited number of portfolio hedges, the FHLBNY’s other hedged items and derivatives are hedged as separately identifiable instruments.
Measurement of hedge ineffectiveness
The FHLBNY calculates the fair values of its derivatives and associated hedged items using discounted cash flows and other adjustments to incorporate volatilities of future interest rates and options, if embedded, in the derivative or the hedged item. For each financial statement reporting period, the FHLBNY measures the changes in the fair values of all derivatives, and changes in fair value of the hedged items attributable to the risk being hedged unless the FHLBNY has assumed no ineffectiveness (referred to as the “short-cut method”) and reports changes through current earnings. For hedged items eligible for the short-cut method, the FHLBNY treats the change in fair value of the derivative as equal to the change in the fair value of the hedged item attributable to the change in the benchmark interest rate. To the extent the change in the fair value of the derivative is not equal to the change in the fair value of the hedged item when not using the short-cut method, the resulting difference represents hedge ineffectiveness, and is reported through current earnings.
Liquidity
The FHLBNY’s primary source of liquidity is the issuance of consolidated obligation bonds and discount notes. To refinance maturing consolidated obligations, the Bank relies on the willingness of the investors to purchase new issuances. The FHLBNY has access to the discount note market and the efficiency of issuing discount notes is an important factor as a source of liquidity since discount notes can be issued any time and in a variety of amounts and maturities. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. With the passage of the Housing Act on July 30, 2008, the U.S. Treasury is authorized to purchase obligations issued by the FHLBanks, in any amount deemed appropriate by the U.S. Treasury. This temporary authorization expired December 31, 2009 and supplemented the existing limit of $4 billion. See Note 19 to the audited financial statements accompanying this report for discussion of the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), which was designed to serve as a contingent source of liquidity for the FHLBanks via issuance of consolidated obligations to the U.S. Treasury.
The FHLBNY’s liquidity position remains in compliance with all regulatory requirements and management does not foresee any changes to that position.

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
Violations of the liquidity requirements would result in non-compliance penalties under discretionary powers given to the Finance Agency under applicable regulations, which include other corrective actions.
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
Deposit Liquidity. The FHLBNY is required to invest an aggregate amount at least equal to the amount of current deposits received from the FHLBNY’s members in: (1) obligations of the U.S. government; (2) deposits in banks or trust companies; or (3) advances to members with maturities not exceeding five years. In addition to accepting deposits from its members, the FHLBNY may accept deposits from other FHLBank or from any other governmental instrumentality.
Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below during each quarter in 2009 and 2008 (in millions). The FHLBNY met its requirements at all times.

Table 25: Deposit Liquidity

	Average Deposit	Average Actual
For the quarters ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2009	$2,364	$53,089	$50,725
September 30, 2009	2,189	55,890	53,701
June 30, 2009	2,190	57,886	55,696
March 31, 2009	1,753	63,267	61,514
December 31, 2008	2,022	66,246	64,224
September 30, 2008	1,657	55,038	53,381
June 30, 2008	2,239	51,053	48,814
March 31, 2008	2,091	47,764	45,673
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
Operational liquidity is measured daily. The FHLBNY met the requirements at all times. The following table summarizes excess operational liquidity by each quarter in 2009 and 2008 (in millions):
Table 26: Operational Liquidity

	Average Balance Sheet	Average Actual
For the quarters ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2009	$6,710	$16,388	$9,678
September 30, 2009	18,348	22,205	3,857
June 30, 2009	11,925	25,904	13,979
March 31, 2009	9,543	20,893	11,350
December 31, 2008	8,226	14,827	6,601
September 30, 2008	7,548	21,337	13,789
June 30, 2008	7,440	20,018	12,578
March 31, 2008	5,229	18,232	13,003
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

Contingency liquidity is reported daily. The FHLBNY met the requirements at all times. The following table summarizes excess contingency liquidity by each quarter in 2009 and 2008 (in millions):
Table 27: Contingency Liquidity

	Average Five Day	Average Actual
For the quarters ended	Requirement	Contingency Liquidity	Excess
December 31, 2009	$2,188	$15,309	$13,121
September 30, 2009	2,962	16,676	13,714
June 30, 2009	11,877	21,030	9,153
March 31, 2009	7,443	18,709	11,266
December 31, 2008	4,727	12,930	8,203
September 30, 2008	4,210	18,795	14,585
June 30, 2008	3,948	17,186	13,238
March 31, 2008	4,887	16,382	11,495
The FHLBNY sets standards in its risk management policy that address its day-to-day operational and contingency liquidity needs. These standards enumerate the specific types of investments to be held by the FHLBNY to satisfy such liquidity needs and are outlined above. These standards also establish the methodology to be used by the FHLBNY in determining the FHLBNY’s operational and contingency needs. Management continually monitors and projects the FHLBNY’s cash needs, daily debt issuance capacity, and the amount and value of investments available for use in the market for repurchase agreements. Management uses this information to determine the FHLBNY’s liquidity needs and to develop appropriate liquidity plans.
Other Liquidity Contingencies. As discussed more fully under the section Debt Financing - Consolidated Obligations, the FHLBNY is primarily liable for consolidated obligations issued on its behalf. The FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the following rules apply: the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock of any member or non-member stockholder until the Finance Agency approves the FHLBNY’s consolidated obligation payment plan or other remedy and until the FHLBNY pays all the interest or principal currently due on all its consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.
The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $0.9 trillion and $1.3 trillion at December 31, 2009 and 2008. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.
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

Leverage Limits and Unpledged Asset Requirements
The FHLBNY met the Finance Agency’s requirement that unpledged assets, as defined under regulations, exceed the total of consolidated obligations as follows (in thousands):
Table 28: Unpledged Asset

	December 31,
	2009	2008
Consolidated Obligations:
Bonds	$74,007,978	$82,256,705
Discount Notes	30,827,639	46,329,906

Total consolidated obligations	104,835,617	128,586,611

Unpledged assets
Cash	2,189,252	18,899
Less: Member pass-through reserves at the FRB	(29,331)	(31,003)
Secured Advances [1]	94,348,751	109,152,876
Investments [1]	16,222,615	26,364,661
Mortgage loans	1,317,547	1,457,885
Accrued interest receivable on advances and investments	340,510	492,856
Less: Pledged Assets	(2,045)	(2,669)

	114,387,299	137,453,505

Excess unpledged assets	$9,551,682	$8,866,894

[1]	At December 31, 2009, the Bank pledged $2.0 million to the FDIC see Note 4- Held-to-maturity securities. The Bank also provided to the U.S. Treasury a listing of $10.3 billion in advances with respect to a lending agreement. See Note 19 — Commitments and Contingencies.

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
Table 29 :FHFA MBS Limits

	December 31, 2009		December 31, 2008
	Actual	Limits	Actual	Limits

Mortgage securities investment authority [1]	213%	300%	207%	300%

[1]	The measurement date is on a one-month “look-back” basis.
On March 24, 2008, the Board of Directors of the Federal Housing Finance Board (“Finance Board”), predecessor to the Finance Agency, adopted Resolution 2008-08, which temporarily expands the authority of a FHLBank to purchase mortgage-backed securities (“MBS”) under certain conditions. The resolution allows an FHLBank to increase its investments in MBS issued by Fannie Mae and Freddie Mac by an amount equal to three times its capital, which is to be calculated in addition to the existing regulatory limit. The expanded authority would permit MBS to be as much as 600% of the FHLBNY’s capital.

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
Results of Operations
The following section provides a comparative discussion of the FHLBNY’s results of operations for the three-year period ended December 31, 2009. For a discussion of the Critical accounting estimates used by the FHLBNY that affect the results of operations, see section in the MD&A captioned Significant Accounting Policies and Estimates, and Recently Issued Accounting Standards.
Net Income
The FHLBNY manages its operations as a single business segment. Advances to members are the primary focus of the FHLBNY’s operations, and are the principal factor that impacts its operating results. Interest income from advances is the principal source of revenue. The primary expenses are interest paid on consolidated obligations debt, operating expenses, principally administrative and overhead expenses, and “assessments” on net income. The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax. It is required to make payments to REFCORP and set aside funds from its income towards an Affordable Housing Program (“AHP”), together referred to as assessments. Other significant factors affecting the Bank’s Net income include the volume and timing of investments in mortgage-backed securities, debt repurchases and associated losses, and earnings from shareholders’ capital.
Net income — 2009 versus 2008.
The FHLBNY reported 2009 Net income of $570.8 million, or $10.88 per share, compared with 2008 Net income of $259.1 million, or $5.26 per share. Net income was after the deduction of AHP and REFCORP assessments, which are a fixed percentage of the FHLBNY’s pre-assessment income.
Net interest income before the provision for credit losses, a key metric for the FHLBNY, was $700.6 million for 2009, up slightly by $6.1 million, or 0.9% from the prior year. Net interest income is the primary contributor to Net income for the FHLBNY.
Decline in the cost of debt relative to earnings from advances and investments was one factor that drove 2009 Net interest income. The Bank shifted its funding mix in 2009 and funded a significant percentage of its assets utilizing discount notes and short-term debt at advantageous spreads. While yields earned from assets and yields paid on liabilities declined 193 basis points in a lower interest rate environment in 2009, relative to 2008, aggregate funding cost declined by 201 basis points. An increase in transaction volume as measured by average earning assets was another factor. Earning assets averaged $124.8 billion in 2009, up from $118.7 billion in 2008.

Net interest spread, which is the difference between yields on interest-earning assets and yields on interest-costing liabilities, improved by 8 basis points in 2009 as a result of these favorable conditions and tactical funding adjustments. The favorable result was almost entirely offset by significant decline in interest income earned from the deployment of members’ capital and net non-interest bearing liabilities, together referred to as deployed capital, to fund interest-earning assets. The average deployed capital was $9.1 billion in 2009, and it potentially could have earned 149 basis points, the aggregate yield on earning assets in 2009. In 2008, average deployed capital was $6.7 billion but potentially could have earned a significantly higher yield of 342 basis points in 2008. Member capital in specific is typically utilized to fund short-term liquid investments, and the yields from such assets declined steeply in 2009. The potential earnings from investing members’ equity is typically lower in a low interest rate environment as in 2009, relative to 2008.
Net income in 2009 benefited from net gains of $164.7 million from derivatives and hedging activities in contrast to a net loss of $199.3 million in 2008. In order to manage the FHLBNY’s interest rate risk profile, management of the FHLBNY routinely uses derivatives to manage the interest rate risk inherent in the Bank’s assets and liabilities. The gains in 2009 were principally from favorable fair value changes of interest rate swaps designated in economic hedges of consolidated obligation bonds, and interest rate caps designated in economic hedges of certain GSE issued capped floating-rate MBS.
•	Swaps designated as economic hedges were primarily interest rate basis swaps executed to reduce the FHLBNY’s debt expense exposure to changes in the 3-month LIBOR rates. The FHLBNY had issued floating-rate debt that were either indexed to 1-month LIBOR, prime, or the daily Federal funds rate, and the swaps synthetically converted the combined debt and swap cash flows to 3-month LIBOR rates. The basis swaps and other interest rate swaps were designated as economic hedges, because management could not establish with certainty that the hedges would be highly effective hedges in future periods, or the hedges had ceased to be highly effective hedges, or the operational burden of establishing hedge accounting was significant. The derivatives designated as economic hedges are marked to fair value through earnings with no offsetting changes in fair values of the hedged financial instruments. Favorable fair value gains of interest rate swaps in 2009 were primarily the reversal of fair value losses recorded in 2008 from swaps that had matured or were nearing maturity in 2009. When interest rate swaps are held to their contractual maturity (or put/call dates), nearly all of the cumulative net fair value gains and losses that are unrealized will generally reverse over time, and fair value changes will sum to zero.
•	Purchased interest rate caps also exhibited fair value gains in 2009. Fair values of interest rate caps are impacted by the level of interest rates, volatility (variability of interest rates), and terms to maturity. Long-term rates have been rising and in this interest rate environment, purchased caps will show favorable fair value gains. Such gains are unrealized and will also reverse if the caps are held to their contractual maturities.
Year-over-year increase in 2009 Net income is further explained by the 2008 loss of $47.4 million ( on an after assessment basis), or $0.97 per share of capital as result of the bankruptcy of Lehman Brothers Special Financing (“LBSF”), a derivative counterparty to the FHLBNY which defaulted under the contractual terms of its agreement with FHLBNY on $16.5 billion in notional amount of derivatives outstanding at the time of bankruptcy.
In 2009, the FHLBNY identified credit impairment in 17 of its private-label mortgage-backed securities. Cash flow assessments of the expected credit performance of its private-label mortgage-backed securities for OTTI at each interim quarterly period in 2009 and at December 31, 2009 identified future losses. In assessing the expected credit performance of these securities, the Bank determined it was likely it would not fully recover the amortized cost of the 17 private-label held-to-maturity mortgage-backed securities, and the securities were deemed to be OTTI. Cumulative OTTI of $20.8 million in credit impairment charges were charged to earnings in 2009. In the first three quarters of 2009, the Bank had recorded cumulative credit impairment charges of $14.3 million. In the fourth quarter, credit impairment charges of $6.5 million were charged to earnings when management identified additional credit impairment on eight private-label mortgage-backed securities. Six of the eight securities had previously been deemed to be credit impaired in the interim periods in 2009. At December 31, 2009, the amount of non-credit OTTI, remaining after accretion, was a cumulative loss of $110.6 million in AOCI, a component of stockholders’ equity.

Although 14 of the 17 securities that have been credit impaired in 2009 are insured by bond insurers, Ambac Assurance Corp (“Ambac”) and MBIA Insurance Corp (“MBIA”), the Bank’s analysis of the two bond insurers concluded that for the 14 insured securities, future credit losses due to projected collateral shortfalls would not be fully supported by the two bond insurers. For more information about impairment methodology and bond insurer analysis, see Note 1 — Significant Accounting Policies and Estimates, and Note 4 — Held-to-maturity securities to the audited financial statements accompanying this report.
Operating Expenses of the FHLBNY were $76.1 million in 2009, up from $66.3 million in 2008. The FHLBNY was also assessed for its share of the operating expenses for the Finance Agency and the Office of Finance, which totaled $8.1 million in 2009, up from $6.4 million in 2008.
REFCORP assessment totaled $142.7 million in 2009, up from $64.8 million in 2008. Affordable Housing Program (“AHP”) assessments set aside from income totaled $64.3 million in 2009, up from $29.8 million in 2008. Assessments are calculated on Net income before assessments and the increases were due to a significant increase in 2009 Net income compared to 2008. For more information about REFCORP and AHP assessments see the section Assessments in this Form 10-K.
The return on average equity, which is Net income divided by average Capital stock, Retained earnings, and AOCI was 10.02% in 2009, compared with 4.95% in 2008. Net earnings per share was $10.88 in 2009, compared with $5.26 in 2008.
Net income — 2008 versus 2007.
The FHLBNY reported 2008 Net income of $259.1 million, or $5.26 per share, compared with Net income of $323.1 million, or $8.57 per share, for 2007. The decrease in 2008 Net income year-over-year was mainly attributed to a credit loss provision of $64.5 million against receivables due from Lehman Brothers Special Financing Inc. (“LBSF”). The LBSF provision on an after assessment basis reduced 2008 Net income by $47.4 million, or $0.97 per share of capital.
Net interest income before the provision for credit losses was $694.5 million for 2008, up by $195.1 million, or 39.1 % from the prior year. Reported Net realized and unrealized loss from hedging activities was a loss of $199.3 million in 2008, compared to a gain of $18.4 million in 2007. The reported hedging loss in 2008 was primarily due to the accounting designation of swaps as economic hedges that necessitated the recording of unfavorable changes in their fair values without the offsetting benefit of favorable fair value changes of the economically hedged financial instrument. Operating Expenses were $66.3 million in 2008, slightly down by $0.3 million, from $66.6 million in 2007. REFCORP assessments were $64.8 million in 2008, down by $16.0 million, from 2007. AHP assessments were $29.8 million, down by $7.4 million, from 2007. Since assessments are calculated on Net income before assessments and the decrease was due to lower Net income in 2008 compared to 2007. The return on average equity in 2008 was 4.95%, compared with 7.85% in 2007. Net earnings per share in 2008 was $5.26, compared to $8.57 per share in 2007.

Interest Income — 2009, 2008, and 2007
Interest income from advances and investments in mortgage-backed securities are the principal sources of income for the FHLBNY. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year from the prior year. The principal categories of Interest Income by year are summarized below (dollars in thousands):
Table 30: Interest Income — Principal Sources

	December 31,			Percentage	Percentage
	2009	2008	2007	Variance 2009	Variance 2008
Interest Income
Advances	$1,270,643	$3,030,799	$3,495,312	(58.08)%	(13.29)%
Interest-bearing deposits	19,865	28,012	3,333	(29.08)	740.44
Federal funds sold	3,238	77,976	192,845	(95.85)	(59.57)
Available-for-sale securities	28,842	80,746	—	(64.28)	N/A
Held-to-maturity securities
Long-term securities	461,491	531,151	596,761	(13.11)	(10.99)
Certificates of deposit	1,626	232,300	408,308	(99.30)	(43.11)
Mortgage loans held-for-portfolio	71,980	77,862	78,937	(7.55)	(1.36)
Loans to other FHLBanks and other	2	33	9	(93.94)	266.67

Total interest income	$1,857,687	$4,058,879	$4,775,505	(54.23)%	(15.01)%

Reported Interest Income in the Statements of Income was adjusted for the cash flows associated with interest rate swaps in which the Bank generally pays fixed-rate cash flows to derivative counterparties and, in exchange, the Bank receives variable-rate LIBOR-indexed cash flows fixed-rate cash flows, which typically mirror the fixed-rate coupon received from advances borrowed by members.
Impact of hedging advances — The FHLBNY executes interest rate swaps to modify the effective interest rate terms of many of its fixed-rate advance products and typically all of its convertible or putable advances. In these swaps, the FHLBNY effectively converts a fixed-rate stream of cash flows from its fixed-rate advances to a floating-rate stream of cash flows, typically indexed to LIBOR. These cash flow patterns from derivatives were in line with the Bank’s interest rate risk management practices and effectively converted fixed-rate cash flows of hedged advances to LIBOR indexed cash flows. Derivative strategies are used to manage the interest rate risk inherent in fixed-rate advances and are designed to protect future interest income.
The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):
Table 31: Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Years ended December 31,
	2009	2008	2007
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$3,062,649	$3,483,979	$3,139,311
Net interest adjustment from interest rate swaps [1]	(1,792,006)	(453,180)	356,001

Total Advance interest income reported	$1,270,643	$3,030,799	$3,495,312

[1]	Interest portion only

In compliance with the terms of the swap agreement, the FHLBNY pays the swap counterparty fixed-rate cash flows, which typically mirrors the coupon on the advance. In return, the swap counterparty pays the FHLBNY a pre-determined spread plus the prevailing LIBOR, which by agreement resets generally every three months. In the table above, the unfavorable cash flow patterns of the interest rate swaps are indicative of the declining LIBOR rates (obligation of the swap counterparty) compared to fixed-rate obligation of the FHLBNY. The Bank is generally indifferent to changes in the cash flow patterns as it typically hedges its fixed-rate consolidated obligation debt, which is the Bank’s primary funding base, and achieves it overall net interest spread objective.
Under GAAP, net interest adjustments from derivatives as reported in the table above may be offset against the hedged financial instrument (e.g. advance) only if the derivative is in a hedge qualifying relationship. If the hedge does not qualify for hedge accounting, and the Bank designates the hedge as an economic hedge, the net interest adjustments from derivatives are not recorded with the advance revenues. Instead, the net interest adjustments from swaps are recorded in Other income (loss) as a Net realized and unrealized gains from derivatives and hedging activities. Thus, the accounting designation of a hedge may have a significant impact on reported Interest income from advances. There were no material amounts of net interest adjustments from interest rate swaps designated as economic hedges of advances that were reported in Other income in the current year or prior years related to swaps associated with advances.

Interest Expense — 2009, 2008, and 2007
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
The principal categories of Interest Expense are summarized by year below. Changes in both rate and intermediation volume (average interest-costing liabilities), the mix of debt issuances between bonds and discount notes, and the impact of hedging strategies explain the changes in interest expense. (dollars in thousands):
Table 32: Interest Expenses — Principal Categories

	December 31,			Percentage	Percentage
	2009	2008	2007	Variance 2009	Variance 2008
Interest Expense
Consolidated obligations-bonds	$953,970	$2,620,431	$3,215,560	(63.59)%	(18.51)%
Consolidated obligations-discount notes	193,041	697,729	937,534	(72.33)	(25.58)
Deposits	2,512	36,193	106,777	(93.06)	(66.10)
Mandatorily redeemable capital stock	7,507	8,984	11,731	(16.44)	(23.42)
Cash collateral held and other borrowings	49	1,044	4,516	(95.31)	(76.88)

Total interest expense	$1,157,079	$3,364,381	$4,276,118	(65.61)%	(21.32)%

The principal components of interest expense paid by type of consolidated obligation bonds and discount notes are summarized below (dollars in thousands):
Table 33: Consolidated Obligations — Interest Expenses

	Years ended December 31,
		Percentage		Percentage		Percentage
	2009	of total	2008	of total	2007	of total

Fixed-rate Bonds	$1,360,419	79.71%	$2,052,066	56.13%	$2,710,748	68.13%
Floating-rate Bonds	153,198	8.98	906,452	24.79	330,710	8.31
Discount Notes	193,041	11.31	697,729	19.08	937,534	23.56

	1,706,658	100.00%	3,656,247	100.00%	3,978,992	100.00%

Net Impact of interest rate swaps	(559,647)		(338,087)		174,102

Reported Interest Expense	$1,147,011		$3,318,160		$4,153,094

Recorded interest expense in the Statements of Income is adjusted for the cash flows associated with interest rate swaps in which the Bank generally pays variable-rate LIBOR-indexed cash flows to derivative counterparties and, in exchange, the Bank receives fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the debt. The Bank generally hedges its long-term fixed-rate bonds and almost all fixed-rate callable bonds with hedges that generally qualify for hedge accounting. In the current and prior years, the Bank economically hedged certain floating-rate bonds that were not indexed to 3-month LIBOR, and certain short-term fixed-rate debt and discount notes because it believed that the hedges would not be highly effective in offsetting changes in the fair values of the debt and the swap, and would not therefore qualify for hedge accounting.

Impact of hedging debt — The FHLBNY issues both fixed-rate callable and non-callable debt. Typically, the Bank issues callable debt with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of its fixed-rate callable debt. A substantial percentage of non-callable fixed-rate debt is also swapped to “plain vanilla” LIBOR-indexed cash flows.
These hedging strategies benefit the Bank in two principal ways: (1) fixed-rate callable bond in conjunction with interest rate swap containing a call feature that mirrors the option embedded in the callable bond enables the FHLBNY to meet its funding needs at yields not otherwise directly attainable through the issuance of callable debt; and, (2) the issuance of fixed-rate debt and the simultaneous execution of an interest rate swap converts the debt to an adjustable-rate instrument tied to an index, typically 3-month LIBOR. Derivative strategies are used to manage the interest rate risk inherent in fixed-rate debt and certain floating-rate debt that are not indexed to 3-month LIBOR rates. The strategies are designed to protect future interest income. The economic hedge of debt tied to indices other than 3-month LIBOR (Prime, Federal funds, and 1-month LIBOR) is designed to effectively convert the cash flows of the debt to 3-month LIBOR.
The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):
Table 34: Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Years ended December 31,
	2009	2008	2007
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$1,513,617	$2,958,518	$3,041,458
Discount notes-Interest expense before adjustment for swaps	193,041	697,729	937,534
Net interest adjustment for interest rate swaps [1]	(559,647)	(338,087)	174,102

Total Consolidated bonds and discount notes-interest expense reported	$1,147,011	$3,318,160	$4,153,094

[1]	Interest portion only
Net interest income — 2009, 2008, and 2007
Net interest income is the principal source of revenue for the Bank, and represents the difference between interest income from interest-earning assets and interest expense paid on interest-costing liabilities. Net interest income is impacted by a variety of factors: member demand for advances and investment activity, the yields from advances and investments, and the cost of consolidated obligation debt that is issued by the Bank to fund advances and investments. The execution of interest rate swaps in the derivative market at a constant spread to LIBOR, in effect converting fixed-rate advances and fixed-rate debt to conventional adjustable-rate instruments indexed to LIBOR, results in an important intermediation for the Bank between the capital markets and the swap market. The intermediation has typically permitted the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate debt in the capital markets. The FHLBNY deploys hedging strategies to protect future net interest income, but may reduce income in the short-run, although the FHLBNY expects them to benefit future periods. Income earned from assets funded by member capital and retained earnings, referred to as “deployed capital”, which are non-interest bearing, is another important contributor for the FHLBNY. All of these factors may fluctuate based on changes in interest rates, demand by members for advances, investor demand for debt issued by the FHLBNY the change in the spread between the yields on advances and investments, and the cost of financing these assets by the issuance of debt to investors.

The following table summarizes key changes in the components of Net interest income for the three years ended December 31, 2009, 2008 and 2007 (dollars in thousands):
Table 35: Components of Net interest income

	December 31,			Percentage	Percentage
	2009	2008	2007	Variance 2009	Variance 2008
Interest Income
Advances	$1,270,643	$3,030,799	$3,495,312	(58.08)%	(13.29)%
Interest-bearing deposits	19,865	28,012	3,333	(29.08)	740.44
Federal funds sold	3,238	77,976	192,845	(95.85)	(59.57)
Available-for-sale securities	28,842	80,746	—	(64.28)	N/A
Held-to-maturity securities
Long-term securities	461,491	531,151	596,761	(13.11)	(10.99)
Certificates of deposit	1,626	232,300	408,308	(99.30)	(43.11)
Mortgage loans held-for-portfolio	71,980	77,862	78,937	(7.55)	(1.36)
Loans to other FHLBanks and other	2	33	9	(93.94)	266.67

Total interest income	1,857,687	4,058,879	4,775,505	(54.23)	(15.01)

Interest Expense
Consolidated obligations-bonds	953,970	2,620,431	3,215,560	(63.59)	(18.51)
Consolidated obligations-discount notes	193,041	697,729	937,534	(72.33)	(25.58)
Deposits	2,512	36,193	106,777	(93.06)	(66.10)
Mandatorily redeemable capital stock	7,507	8,984	11,731	(16.44)	(23.42)
Cash collateral held and other borrowings	49	1,044	4,516	(95.31)	(76.88)

Total interest expense	1,157,079	3,364,381	4,276,118	(65.61)	(21.32)

Net interest income before provision for credit losses	$700,608	$694,498	$499,387	0.88%	39.07%

Net interest income
2009 Net interest income before provision for credit losses on mortgage loans was $700.6 million, up slightly by $6.1 million, or 0.9% from the prior year. 2008 Net interest income was $694.5 million, up significantly from $499.4 million in 2007. Net interest income is directly impacted by transaction volumes, as measured by average balances of interest earning assets, and by the prevailing balance sheet yields, as measured by coupons on earning assets minus yields paid on interest costing liabilities net of the cash flows paid or received on interest rate derivatives that qualified under hedge accounting rules.
Net interest income in 2009 was virtually flat year-over-year primarily because the benefits from the 8 basis points improvement in Net interest spread and $6.1 billion increase in transaction volume were almost entirely offset by significantly lower earnings from deployed capital (shareholders’ equity and net non-interest costing liabilities) in a historically low interest rate environment for short-term investments.
Net interest income in 2008 grew year-over-year by 39.1% due to the extraordinary increase in advance volume up by 41.5%. Net interest income grew by $202.9 million year-over-year due to an increase in overall transaction volumes. Deployed capital grew as members purchased additional FHLBNY stock and the higher stock balances offset to a large degree the unfavorable impact from earnings from deployed capital in a lower interest rate environment in 2008, relative to 2007.
For more information, see Table 38: Spread and Yield Analysis and Table 39: Rate and Volume Analysis.
The Bank deploys hedging strategies to protect future net interest income that may reduce income in the short-term. On a GAAP basis, the impact of derivatives was to reduce 2009 Net interest income by $1.2 billion, compared to also an unfavorable but a significantly smaller impact of $115.1 million in 2008. In 2007, the impact of derivatives employed to hedge interest rate risk made a positive contribution of $181.9 million to Net interest income. For more information, see Table 36: Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps.

In 2009 and 2008, certain hedging strategies were designated as economic hedges, primarily as hedges of FHLBNY debt. Under existing accounting rules, the interest income or expense generated from the derivatives designated as economic hedges are not reported as a component of Net interest income although they have an economic impact on Net interest income. Under GAAP, interest income or expense from such derivatives are recorded as derivative gains and losses in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities. In 2009, on an economic basis, the economic impact of derivatives would have been to increase GAAP 2009 Net interest income by $8.0 million. In 2008, on an economic basis, the impact would have been to decrease GAAP 2008 Net interest expense by $127.1 million. In 2007, the impact was not material. The reporting classification of interest income or expense associated with swaps designated as economic hedges as either a component of Net interest income or Other income as gains or losses from hedging activities has no impact on Net income.
On a GAAP basis, 2009 Net interest income was $700.6 million, compared to $708.6 million on an economic basis. GAAP basis 2008 Net interest income was $694.5 million, compared to $567.4 million on an economic basis. In 2007, GAAP Net interest income of $499.4 million was not significantly different from economic Net interest income because of the insignificant amounts of economic hedges in 2007.
Earning assets — Transaction volume grew modestly in 2009. Average outstanding interest-earning assets increased by $6.1 billion, to $124.8 million in 2009. Member demand for advances as measured by average outstanding balances grew to $99.0 billion in 2009, up by $6.3 billion. In 2008, average earning assets grew to $118.7 billion, up by $29.5 billion, or 33.0% from 2007, driven by the surge in member demand for advances during the height of the dislocation in the credit markets.
Interest costing liabilities — In 2009 as in 2008, the Bank utilized a greater percentage of discount notes to fund its assets than in the preceding year. Discount notes, which are short-term, are typically lower costing liabilities. Average discount notes grew to $41.5 billion in 2009, an increase of 46.4%, compared to $28.3 billion in 2008. The comparable average was $19.0 billion in 2007. Weighted average yields paid on discount notes in 2009 was 47 basis points, significantly lower than 246 basis points paid in 2008, and 495 basis points paid in 2007. The positive spread between the yield on discount notes and the weighted average yield on total interest-earning assets was 102 basis points and 96 basis points in 2009 and 2008, compared to 40 basis points in 2007, illustrating the significant advantage in 2009 and 2008 of employing discount notes as a funding instrument.
Earnings from member capital — The FHLBNY earns income from investing its members’ capital to fund interest-earning assets. Member capital increased in 2009 and 2008 associated with the continued demand for advances borrowed by members. As a result, deployed capital, which is capital stock, retained earnings and net non-interest bearing liabilities grew and provided the FHLBNY with a significant source of income even as the potential for earning interest income declined with successive years of declining interest rates. Earnings from deployed capital are sensitive to changes in short-term interest rates. An average deployed capital of $9.1 billion in 2009 potentially could have earned 149 basis points, the aggregate yield on earning assets in the year. In 2008, average deployed capital was $6.7 billion but potentially could have earned 342 basis points. Deployed capital is typically utilized to fund short-term liquid investments, and the yields from such assets declined even more sharply in 2009, further exacerbating the decline in earning potential. In 2007, average deployed capital was $4.5 billion, significantly lower than the average in 2008, but earned a higher yield of 535 basis points. Based on an assumption that deployed capital was invested to earn 149 basis points, the annualized yield on aggregate earning assets in 2009, the Bank’s potential earnings from deployed capital was $136.3 million in 2009. The comparable potential earnings contributions from deployed capital in 2008 was $230.7 million and $241.9 million in 2007. Typically, the Bank earns relatively lower income in a lower interest rate environment on a given amount of average deployed capital.

Net interest spread — Net interest spread is the difference between annualized yields on interest-earning assets and yields on interest-bearing liabilities. The Bank deploys hedging strategies to protect future net interest income that may reduce income in the short-term. As discussed previously, on a GAAP basis, net interest income and expenses from hedge qualifying interest rate swaps are recorded as a component of Net interest spread. A significant amount of hedging strategies were designated in 2009 and 2008 as economic hedges, and under existing accounting rules, the interest income or expense associated with such derivatives is not reported as a component of Net interest spread although they have an economic impact on Net interest income. On a GAAP basis, 2009 Net interest spread earned was 49 basis points, up by 8 basis points from 41 basis points in 2008, and 30 basis points in 2007. The 2009 Net interest spread benefited from the shift in funding mix to more short-term debt and discount notes to fund the FHLBNY’s assets, which more than offset the decline in earnings from deployed capital. In 2008, decline in earnings from deployed capital had a lesser impact. The Bank also utilized a greater percentage of discount notes in 2008 than in 2007 and was a factor in the 11 basis points improvement in Net spread in 2008.
On an economic basis (Non-GAAP), the Bank estimates that had the Bank recorded swap interest, from swaps designated as economic hedges, as part of Net interest income, the 2009 Net interest spread would have improved by 1 basis point to 50 basis points, and reduced the 2008 Net interest spread by 11 basis points to 30 basis points. The impact would have been de minimis in 2007.
As measured on a GAAP basis, the 2009 return on average earning-assets (“ROA”) declined to 56 basis points compared to 59 basis points in 2008, and 56 basis points in 2007. ROA is a measure of the efficiency of the use of earning assets. On an economic basis (Non-GAAP), the 2009 ROA would have improved slightly to 57 basis points. The 2008 ROA would have declined to 48 basis points, and the 2007 ROA would have remained unchanged at 56 basis points. For more information, see Table 37.
The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):
Table 36: Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Years ended December 31,
	2009	2008	2007

Interest Income	$3,649,693	$4,512,059	$4,419,504
Net interest adjustment from interest rate swaps	(1,792,006)	(453,180)	356,001

Reported interest income	1,857,687	4,058,879	4,775,505

Interest Expense	1,716,726	3,702,468	4,102,016
Net interest adjustment from interest rate swaps	(559,647)	(338,087)	174,102

Reported interest expense	1,157,079	3,364,381	4,276,118

Net interest income (Margin)	$700,608	$694,498	$499,387

Net interest adjustment — interest rate swaps	$(1,232,359)	$(115,093)	$181,899

The Bank deploys hedging strategies to protect future net interest income that may reduce income in the short-term. Net interest accruals of derivatives designated in a fair value or cash flow hedge qualifying under the derivatives and hedge accounting rules were recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities, and had a significant impact on Net interest income. On a GAAP basis, the impact of derivatives was to reduce 2009 Net interest income by $1.2 billion, compared to also an unfavorable but a significantly smaller impact of $115.1 million in 2008. In 2007, the impact of derivatives employed to hedge interest rate risk made a positive contribution of $181.9 million to 2007 Net interest income.

The following table contrasts Net interest income, Net income spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):
Table 37: GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Years ended December 31,
	2009			2008			2007
	Amount	ROA	Net Spread	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$700,608	0.56%	0.49%	$694,498	0.59%	0.41%	$499,387	0.56%	0.30%

Interest income (expense)
Swaps not designated in a hedging relationship	8,026	0.01	0.01	(127,056)	(0.11)	(0.11)	1,887	—	—

Economic net interest income	$708,634	0.57%	0.50%	$567,442	0.48%	0.30%	$501,274	0.56%	0.30%

Explanation of the use of certain non-GAAP measures of Interest Income and Expense, Net Interest income and margin. The FHLBNY has presented its results of operations in accordance with U.S. generally accepted accounting principles. The FHLBNY has also presented certain information regarding its Interest Income and Expense, Net Interest income and Net Interest spread that combines interest expense on debt with net interest paid on interest rate swaps associated with debt that were hedged on an economic basis. These are non-GAAP financial measures used by management that the FHLBNY believes are useful to investors and members of the FHLBNY in understanding the Bank’s operational performance as well as business and performance trends. Although the FHLBNY believes these non-GAAP financial measures enhance investor and members’ understanding of the Bank’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. When discussing non-GAAP measures, the Bank has provided GAAP measures in parallel.
In 2009 and 2008, significant amounts of swaps were designated as economic hedges of consolidated obligation debt in a hedging strategy that converted floating-rate debt indexed to 1-month LIBOR, the Prime rate, and the Federal Funds Effective rate to 3-month LIBOR cash flows. The Bank also economically hedged certain short-term fixed-rate debt and discount notes that it also believed would not be highly effective in offsetting changes in the fair values of the debt and the swap. In compliance with accounting standards for derivatives and hedging, interest income and expense from such derivatives were recorded as derivative gains and losses in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities.

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
Table 38: Spread and Yield Analysis

	Years ended December 31,
	2009			2008			2007
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$98,965,716	$1,270,643	1.28%	$92,616,501	$3,030,799	3.27%	$65,454,319	$3,495,312	5.34%
Certificates of deposit and other	3,263,671	6,096	0.19	7,802,425	251,600	3.22	7,689,475	411,641	5.35
Federal funds sold and other overnight funds	8,386,126	18,635	0.22	4,333,408	86,688	2.00	3,741,385	192,845	5.15
Investments	12,761,836	490,333	3.84	12,441,712	611,897	4.92	10,798,926	596,761	5.53
Mortgage and other loans	1,386,964	71,980	5.19	1,467,561	77,895	5.31	1,502,320	78,946	5.25

Total interest-earning assets	$124,764,313	$1,857,687	1.49%	$118,661,607	$4,058,879	3.42%	$89,186,425	$4,775,505	5.35%

Funded By:
Consolidated obligations-bonds	$71,860,494	$953,970	1.33	$81,341,452	$2,620,431	3.22	$63,276,726	$3,215,560	5.08
Consolidated obligations-discount notes	41,495,955	193,041	0.47	28,349,373	697,729	2.46	18,956,390	937,534	4.95
Interest-bearing deposits and other borrowings	2,121,718	2,561	0.12	2,058,389	37,237	1.81	2,285,523	111,293	4.87
Mandatorily redeemable capital stock	137,126	7,507	5.47	166,372	8,984	5.40	146,286	11,731	8.02

Total interest-bearing liabilities	115,615,293	1,157,079	1.00%	111,915,586	3,364,381	3.01%	84,664,925	4,276,118	5.05%

Capital and other non-interest-bearing funds	9,149,020	—		6,746,021	—		4,521,500	—

Total Funding	$124,764,313	$1,157,079		$118,661,607	$3,364,381		$89,186,425	$4,276,118

Net Interest Income/Spread		$700,608	0.49%		$694,498	0.41%		$499,387	0.30%

Net Interest Margin (Net interest income/Earning Assets)			0.56%			0.59%			0.56%

[1]	Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the Bank and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond. Similarly, the Bank makes fixed-rate advances to members and hedges the advance with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and rates are annualized.

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
Table 39: Rate and Volume Analysis
2009 compared to 2008

	For the years ended
	December 31, 2009 vs. December 31, 2008
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$207,773	$(1,967,929)	$(1,760,156)
Certificates of deposit and other	(146,358)	(99,146)	(245,504)
Federal funds sold and other overnight funds	81,073	(149,126)	(68,053)
Investments	15,744	(137,308)	(121,564)
Mortgage loans and other loans	(4,278)	(1,637)	(5,915)

Total interest income	153,954	(2,355,146)	(2,201,192)

Interest Expense
Consolidated obligations-bonds	(305,431)	(1,361,030)	(1,666,461)
Consolidated obligations-discount notes	323,561	(828,249)	(504,688)
Deposits and borrowings	1,146	(35,822)	(34,676)
Mandatorily redeemable capital stock	(1,579)	102	(1,477)

Total interest expense	17,697	(2,224,999)	(2,207,302)

Changes in Net Interest Income	$136,257	$(130,147)	$6,110

2008 compared to 2007

	For the years ended
	December 31, 2008 vs. December 31, 2007
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$1,450,481	$(1,914,994)	$(464,513)
Certificates of deposit and other	6,047	(166,088)	(160,041)
Federal funds sold and other overnight funds	30,516	(136,673)	(106,157)
Investments	90,782	(75,646)	15,136
Mortgage loans and other loans	(1,827)	776	(1,051)

Total interest income	1,575,999	(2,292,625)	(716,626)

Interest Expense
Consolidated obligations-bonds	918,002	(1,513,131)	(595,129)
Consolidated obligations-discount notes	464,553	(704,358)	(239,805)
Deposits and borrowings	(11,060)	(62,996)	(74,056)
Mandatorily redeemable capital stock	1,611	(4,358)	(2,747)

Total interest expense	1,373,106	(2,284,843)	(911,737)

Changes in Net Interest Income	$202,893	$(7,782)	$195,111

Allowance for Credit Losses
Allowance for credit losses were $4.5 million, $1.4 million and $0.6 million at December 31, 2009, 2008 and 2007 and were recorded as a reduction in the carrying value of Mortgage-loans held-for-maturity in the Statements of Condition. The FHLBNY believes the allowance for loan losses is adequate to reflect the losses inherent in the FHLBNY’s mortgage loan portfolio at December 31, 2009, 2008 and 2007. The Bank did not deem it necessary to provide a loan loss allowance for its advances to members.
Mortgage loans — The Bank recorded a provision of $3.1 million, $773.0 thousand, and $40.0 thousand in 2009, 2008, and 2007 in the Statements of Income, against its mortgage loans held-for-portfolio based on identification of inherent losses under a policy described more fully in the Note — 1 Significant Accounting Policies and Estimates to the audited financial statements accompanying this report. Charge offs were insignificant in all periods, and were substantially recovered through the credit enhancement provisions of MPF loans.
Advances — The FHLBNY’s credit risk from advances at December 31, 2009 and 2008 were concentrated in commercial banks, savings institutions and insurance companies. All advances were fully collateralized during their entire term. In addition, borrowing members pledged their stock in the FHLBNY as additional collateral for advances. The FHLBNY has not experienced any losses on credit extended to any member since its inception. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.
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
Net realized and unrealized gain (loss) on derivatives and hedging activities — The Bank may designate a derivative as either a hedge of: the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (fair value hedge); a forecasted transaction; or the variability of future cash flows of a floating-rate asset or liability (cash flow hedge). The Bank may also designate a derivative as an economic hedge, which does not qualify for hedge accounting under the accounting standards for derivatives and hedging.
Changes in the fair value of a derivative that qualifies as a fair value hedge under the accounting standards for derivatives and hedging and the offsetting gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. To the extent that changes in the fair value of the derivative is not entirely offset by changes in the fair value of the hedged asset or liability, the net impact from hedging activities is recorded as hedge ineffectiveness.
Net interest accruals of derivatives designated in qualifying fair value or cash flow hedges under the accounting standards for derivatives and hedging are recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities. Net interest accruals of derivatives that do not qualify for hedge accounting under the accounting standards for derivatives and hedging and interest received from in-the-money options are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.

The effective portion of changes in the fair value of a derivative that is designated and qualifies as a “cash flow” hedge under the accounting standards for derivatives and hedging are recorded in AOCI.
For all qualifying hedge relationships under the accounting standards for derivatives and hedging, hedge ineffectiveness resulting from differences between changes in fair values or cash flows of the hedged item and changes in fair value of the derivatives are recognized in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
Net realized and unrealized gains and losses from qualifying hedging activities under the accounting standards for derivatives and hedging are typically impacted by changes in the benchmark interest rate (designated as LIBOR by the FHLBNY) and the degree of ineffectiveness of hedging relationships between the change in the fair value of derivatives and the change in the fair value of the hedged assets and liabilities attributable to changes in benchmark interest rate. Typically, such gains and losses represent hedge ineffectiveness between changes in the fair value of the hedged item and changes in the fair value of the derivative.
Redemption of financial instruments and extinguishment of debt — The Bank retires debt principally to reduce future debt costs when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities. The Bank typically receives prepayment fees to make the FHLBNY economically indifferent to the prepayment. When assets are prepaid ahead of their expected or contractual maturities, the Bank also attempts to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns. Bond retirement typically requires a payment of a premium resulting in a loss.
In 2009 the Bank sold certain AFS securities at a gain of $0.4 million. Additionally, in 2009 the Bank was asked to redeem a housing finance agency bond classified as held-to-maturity at a premium that resulted in a gain of $0.3 million. In 2008 the Bank was asked by the issuer to redeem two housing finance agency bonds classified as held-to-maturity at a premium that resulted in a gain of $1.1 million. The sales of securities classified as held-to-maturity were considered “in-substance maturities” in accordance with the provisions for the accounting of investments in debt and equity securities.

The following table sets forth the main components of Other income (loss) (in thousands):
Table 40: Other Income

	Years ended December 31,
	2009	2008	2007
Other income (loss):
Service fees	$4,165	$3,357	$3,324
Instruments held at fair value — Unrealized gain (loss)	15,523	(8,325)	—
Total OTTI losses	(140,912)	—	—
Portion of loss recognized in other comprehensive income	120,096	—	—

Net impairment losses recognized in earnings	(20,816)	—	—

Net realized and unrealized gain (loss) on derivatives and hedging activities	164,700	(199,259)	18,356
Net realized gain from sale of available-for-sale and redemption of held-to-maturity securities	721	1,058	—
Provision for derivative counterparty credit losses	—	(64,523)	—
Other	77	233	(8,180)

Total other income (loss)	$164,370	$(267,459)	$13,500

Earnings impact of Instruments held at fair value
Under the accounting standards for the fair value option (“FVO”) for financial assets and liabilities, the FHLBNY elected to carry certain consolidated obligation bonds at fair value in Other income (loss). The Bank records the unrealized gains and losses on these liabilities held at fair value. In general, transactions elected for the fair value option are in economic hedge relationships. The notional amounts of interest rate swaps executed and outstanding at December 31, 2009 and 2008 were $6.0 billion and $983.0 million and were executed to offset the fair value volatility of consolidated obligation bonds elected under the FVO. The principal balances of consolidated obligation bonds designated under the FVO were $6.0 billion and $983.0 million at December 31, 2009 and 2008 and were carried at fair value.
The fair value adjustments on consolidated obligation bonds carried at fair value in 2009 resulted in a net unrealized gain of $15.5 million and was reported in Other income (loss). In 2008, an unrealized loss of $8.3 million was recorded. No instruments were designated under the FVO prior to 2008. Fair value gains in 2009 were in part the result of the reversal of unrealized loss positions at the beginning of the year from maturing bonds (When bonds recorded at fair value are held to maturity, their cumulative fair value changes sum to zero at maturity), and in part due to unrealized fair value gains from $6.0 billion of bonds issued and designated under the FVO in 2009. Bonds are exhibiting unrealized fair value gains in a steepening interest rate environment at December 31, 2009. On an economic basis, these gains were partially offset by losses on derivatives that economically hedged the bonds. For more information, see Note 18 — Fair Values of Financial Instruments to the audited financial statements accompanying this report.

Net impairment losses recognized in earnings on held-to-maturity securities — Other-than-temporary impairment
In each interim quarterly period in 2009, management evaluated its portfolio of private-label mortgage-backed securities for credit impairment. As a result of the evaluations, the FHLBNY recognized credit impairment OTTI related losses in each quarter of 2009. Cumulatively, 17 private-label held-to-maturity securities were deemed to be OTTI in 2009. No credit impairment was observed in 2008 or 2007. Cumulative credit impairment losses of $20.8 million were recorded as charges to 2009 income. These charges included credit losses of certain MBS that were determined to be OTTI in a previous quarter of 2009.
The non-credit component of OTTI associated with the impairment recognized in 2009 was a cumulative loss of $110.6 million as of December 31, 2009, and was recorded as a deferred loss in AOCI. Of the 17 securities deemed OTTI in 2009, 14 securities are insured by bond insurers, Ambac and MBIA. The Bank’s analysis of the two bond insurers concluded that future credit losses due to projected collateral shortfalls of the impaired securities would not be fully supported by the two bond insurers. For more information see Notes 1 and 4 to the audited financial statements accompanying this report.
Based on detailed cash flow credit analysis on a security level at December 31, 2009, the Bank has concluded that other than the 17 securities determined to be credit impaired during 2009, gross unrealized losses for the remainder of Bank’s investment securities were primarily caused by interest rate changes, credit spread widening and reduced liquidity and the securities were temporarily impaired as defined under the new guidance for recognition and presentation of other-than-temporary impairment.

Earnings impact of derivatives and hedging activities — 2009, 2008, and 2007.
The following tables summarize the impact of hedging activities on earnings for each of the three years ended December 31, 2009, 2008, and 2007 (in thousands):
Table 41: Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	December 31, 2009
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion of hedging activities reported in net interest income	$(1,226)	$36	$(1,980)	$361	$—	$—	$(2,809)

Net realized and unrealized gains (losses) on derivatives and hedging activities	(4,542)	—	25,648	—	—	—	21,106
Net gains (losses) derivatives-FVO	—	—	(1,168)	—	—	—	(1,168)
Gains (losses)-economic hedges	(6,409)	(20)	52,311	33,606	65,321	(47)	144,762

Reported in other income	(10,951)	(20)	76,791	33,606	65,321	(47)	164,700

Total	$(12,177)	$16	$74,811	$33,967	$65,321	$(47)	$161,891

	December 31, 2008
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion of hedging activities reported in net interest income	$(2,472)	$81	$(459)	$—	$—	$—	$(2,850)

Net realized and unrealized gains (losses) on derivatives and hedging activities	31,838	—	(43,539)	(333)	—	—	(12,034)
Net gains (losses) derivatives-FVO	—	—	7,193	—	—	—	7,193
Gains (losses)-economic hedges	(22,656)	(3)	(159,686)	8,142	(20,695)	480	(194,418)

Reported in other income	9,182	(3)	(196,032)	7,809	(20,695)	480	(199,259)

Total	$6,710	$78	$(196,491)	$7,809	$(20,695)	$480	$(202,109)

	December 31, 2007
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion of hedging activities reported in net interest income	$(1,322)	$(159)	$854	$—	$—	$—	$(627)

Net realized and unrealized gains (losses) on derivatives and hedging activities	7,968	—	(2,049)	—	—	—	5,919
Gains (losses)-economic hedges	1,021	(171)	11,517	43	—	27	12,437

Reported in other income	8,989	(171)	9,468	43	—	27	18,356

Total	$7,667	$(330)	$10,322	$43	$—	$27	$17,729

Note: The FHLBNY did not designate any hedged item under the FVO in 2007.

Net realized and unrealized gain (loss) from derivatives and hedging activities — The FHLBNY reported the following net gains (losses) from derivatives and hedging activities (in thousands):
Table 42: Earnings Impact of Derivatives — By Hedge Type

	Years ended December 31,
	2009	2008	2007[2]
Earnings impact of derivatives and hedging activities gain (loss):
Derivatives designated as hedging instruments [3]
Cash flow hedges-ineffectiveness	$—	$(9)	$9
Fair value hedges-ineffectiveness	21,105	(12,025)	5,910
Derivatives not designated as hedging instruments
Economic hedges-fair value changes-options	61,977	(40,773)	(2,611)
Net interest income-options	(5,798)	101	3,630
Economic hedges-fair value changes-MPF delivery commitments	(20)	(3)	(171)
Fair value changes-economic hedges [1]	86,786	(45,239)	9,695
Net interest expense-economic hedges [1]	(1,051)	(126,533)	1,894
Balance sheet — Macro hedges swaps	2,869	18,029	—
Derivatives matched to bonds designated under FVO
Fair value changes-interest rate swaps/bonds	(1,168)	7,193	—

Net impact on derivatives and hedging activities	$164,700	$(199,259)	$18,356

[1]	Includes de minimis amount of net gains on member intermediated swaps.

[2]	Presentation for prior periods have been conformed to match current period presentation and had no impact on the net gains (losses) on derivatives and hedging activities.

[3]	Net interest settlements from interest rate swaps hedging advances and consolidated obligations in a designated accounting relationship are recorded in interest income and interest expense. See Tables 31 and 32 for details.
Key components of hedging gains and losses recorded in the Statements of Income as a Net realized and unrealized gain (loss) from hedging activities were primarily due to:
•	Hedge ineffectiveness from fair value hedges of advances and consolidated obligation liabilities that qualified for hedge accounting treatment. Hedge ineffectiveness is typically the difference between changes in fair values of hedged consolidated obligation bonds and advances due to changes in the benchmark rate (adopted as the 3-month LIBOR rate) and changes in the fair value of the associated derivatives.

•	Fair value changes of interest rate swaps designated in economic hedges of consolidated obligation bonds, without the offsetting benefit of fair value changes of the hedged bonds.

•	Fair value changes of interest rate caps designated in economic hedges of GSE issued capped floating-rate MBS. In a rising rate environment, purchased caps are exhibiting favorable fair value gains. Such gains are unrealized and will also reverse if the caps are held to their contractual maturities.

•	Income or expense, primarily interest accruals, associated with the interest rate swaps designated as economic hedges.
Qualifying hedges under the accounting standards for derivatives and hedging - Hedge ineffectiveness occurs when changes in the fair value of the derivative and the associated hedged financial instrument, generally debt or an advance, do not perfectly offset each other. Hedge ineffectiveness is associated with changes in the benchmark interest rate and volatility, and the extent of the mismatch of the structures of the derivative and the hedged financial instrument.

In 2009, hedge ineffectiveness was a net fair value gain of $21.1 million. Fair value hedges of fixed-rate consolidated obligation bonds resulted in fair value gains of $25.6 million in 2009, and were partly offset by fair value losses of $4.5 million from hedges of fixed-rate advances. Hedging gains in 2009 in part were due to the reversal of 2008 fair value losses of debt hedges that matured in 2009 or were effectively matured when call options were exercised, and in part as a result of market volatility of interest rates causing fair values of hedged bonds to diverge from the swap fair values.
In 2008, fair value hedges of fixed-rate debt resulted in fair value losses of $43.8 million which were partly offset by fair value gains of $31.8 million from hedges of fixed-rate advances, for a net fair value loss of $12.0 million, and was mostly caused by the asymmetrical impact of interest rate volatility on hedged debt and swaps. In 2007, a net fair value gain of $5.9 million was recorded.
Economic hedges — An economic hedge represents derivative transactions that are an approved risk management hedge but may not qualify for hedge accounting treatment under the accounting standards for derivatives and hedging. When derivatives are designated as economic hedges, the fair value changes due to changes in the interest rate and volatility of rates are recorded through earnings without the offsetting change in the fair values of the hedged advances and debt as would be afforded under the derivatives and hedge accounting rules. In general, the FHLBNY’s derivatives are held to maturity or to their call or put dates. At inception, the fair value is “at market” and is generally zero. Until the derivative matures or is called or put on pre-determined dates, fair values will fluctuate with changes in the interest rate environment and volatility observed in the swap market. At maturity or scheduled call or put dates, the fair value will generally reverse to zero as the Bank’s derivatives settle at par. Therefore, nearly all of the cumulative net gains and losses that are unrealized at a point in time will reverse over the remaining contractual terms so that the cumulative gains or losses will sum to zero over the contractual maturity, scheduled call, or put dates.
However, interest income and expense have economic consequences since they result in exchanges of cash payments or receipts. If a derivative is prepaid prior to maturity or at predetermined call and put dates, they are settled at the then existing fair values in cash. Under hedge accounting rules, net swap interest expense and income associated with swaps in economic hedges of assets and liabilities are recorded as hedging losses and gains. On the other hand, when swaps qualify for hedge accounting treatment, interest income and interest expense from interest rate swaps are reported as a component of Net interest income together with interest on the instrument being hedged.
Economic hedges
Interest rate swaps — Fair value changes - In 2009, the primary economic hedges were:
•	Interest rate “Basis swaps” that synthetically converted floating-rate funding based on Prime rate, Federal funds rate, and the 1-month LIBOR rate to 3-month LIBOR rate.

•	Interest rate swaps hedging balance sheet risk.

•	Interest rate swaps hedging discount notes and short-term fixed-rate consolidated obligation bonds.

•	Interest rate swaps that had been de-designated as economic hedges of advances and bonds because the hedges had became ineffective.

Changes in the fair values of interest rate swaps in economic hedges, often referred to as “one-sided marks”, resulted in net favorable fair value gains of $86.8 million in 2009, and a loss of $45.2 million in 2008. A gain of $9.7 million was recorded in 2007.
•	In 2009, net fair value gains of $86.8 million were principally due to the reversal of almost all fair value losses recorded in the Statements of Condition at December 31, 2008 on $25.0 billion of basis swaps designated as economic hedges of consolidated obligation bonds. In 2009, $23.0 billion of basis swaps matured and almost all previously recorded fair value losses reversed. The fair value basis of the remaining $2.0 billion of such swaps was not significant as the bonds were nearing maturity. Additional fair value gains were recorded in 2009 on $19.1 billion of new swaps executed in 2009 ($13.1 billion fixed-for-floating rate swaps, and $6.0 billion of basis swaps) and designated as economic hedges of short-term non-callable bonds. In an upward sloping yield curve environment, the pay fixed-rate, receive LIBOR-indexed swaps were in an unrealized fair value gain positions at December 31, 2009. The swaps will mature in 2010 and unrealized gains will reverse.

•	In 2008, net fair value losses of $45.2 million were principally due to:
•	In 2008, $25.0 billion in notional amounts of basis swaps were executed to hedge floating-rate bonds indexed with spreads to 1-month LIBOR, Prime and the Federal funds effective rates. The basis swaps were designated as economic hedges. Simultaneous with the issuance of the debt, the Bank executed interest-rate basis swaps that required the swap counterparties to pay to the FHLBNY interest cash flows that matched the Bank’s interest payment obligations to investors on the debt — spreads to Prime, Federal funds effective rate and 1-month LIBOR. In exchange, the Bank was required to pay the swap counterparty a spread to the 3-month LIBOR index. This exchange of cash flows made the Bank indifferent to changes in the relationship between the 3-month LIBOR and the non-LIBOR indices from an economic perspective. Fair value changes of the swaps in relationship to 3-month LIBOR were “marked-to-market” without the benefit of offsetting changes in the fair values of the floating debt. In 2008, the historical relationships between 3-month LIBOR and the 1-month LIBOR rate, the Prime rate and the Federal funds effective rates were extraordinarily volatile. At December 31, 2008, the historical spreads narrowed from its historical levels causing the forward basis spreads to narrow as well and was the primary factor that explains the fair value losses in 2008.
•	In 2008, certain swaps had to be de-designated in the third quarter of 2008 and subsequently re-designated. In the interim, the derivatives were designated as standalone and $20.8 million in fair value losses were recorded in the third and fourth quarters of 2008 due to extraordinary market volatility in that period.
•	In 2007, certain short lock-out callable swaps had been designated as economic hedges of similar debt structures, and resulted in net fair value gains of $9.7 million.
Cash flows — from swaps are recorded as interest income or interest expense as a Net realized and unrealized gain (loss) on derivatives and hedging activities if the swap is designated as an economic hedge. If the swap qualifies for hedge accounting treatment, cash flows are recorded as a component of Net interest income. The classification of swap accruals, either as a component of Net interest income or derivatives and hedging activities, has no impact on Net income.
•	In 2009, net interest expenses of $1.1 million were recorded as a component of derivatives and hedging activities. They represented the net cash flows from swaps that were designated as economic hedges of consolidated obligation bonds, discount notes, and a handful of advances.

•	In 2008, net cash flow expense was very significant. Interest expenses of $126.5 million from swaps, primarily basis swaps, were recorded as a component of derivatives and hedging activities. Under the contractual terms of the basis swaps, the FHLBNY was receiving cash flows indexed to an agreed upon spread to the daily Federal funds effectives, the 1-month LIBOR rate, and Prime, and in return paying cash flows indexed to an agreed upon spread to the 3-month LIBOR rate. The daily Federal funds rates and the 1-month LIBOR rates were considerably lower in 2008 than the 3-month LIBOR rates, and resulted in net cash outflows. The formula for computing the cash flows of swaps indexed to the Prime rate also resulted in net cash outflows. These factors explain the significant expenses recorded in 2008.

•	In 2007, the swap cash flows from swaps designated in economic hedges were favorable and net gains of $1.9 million were recorded.
Interest rate caps — Fair value changes of purchased caps contributed net unrealized gains of $63.3 million in 2009. In the rising interest rate environment at December 31, 2009, relative to December 31, 2008, the fair values of interest rate caps exhibited favorable fair value gains, which will reverse over the contractual life of the caps if held to maturity. In the second quarter of 2008, the Bank had purchased $1.9 billion of interest-rate caps with final maturities in 2018 and strikes ranging from 6.20% to 6.75% indexed mainly to 1-month LIBOR. The caps were purchased at a cost $46.9 million. In 2008, the aggregate fair values of purchased caps declined in a lower interest rate environment resulting in a net charge of $38.7 million in 2008.
Derivative gains and losses reclassified from Accumulated other comprehensive income (loss) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):
Table 43: Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Years ended December 31,
Accumulated other comprehensive income/(loss) from cash flow hedges	2009	2008	2007

Beginning of period	$(30,191)	$(30,215)	$(4,763)
Net hedging transactions	—	(6,100)	(26,114)
Reclassified into earnings	7,508	6,124	662

End of period	$(22,683)	$(30,191)	$(30,215)

Cash Flow Hedges
In 2009, $7.5 million was reclassified from AOCI as an interest expense at the same time as the recognition of interest expense of the debt that had been hedged by the cash flow hedges in prior years.
There were no material amounts for the current or prior year that were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. Ineffectiveness from hedges designated as cash flow hedges was not material in any periods reported in this Form 10-K. Over the next twelve months, it is expected that $6.9 million of net losses recorded in AOCI will be recognized as an interest expense.

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
The following table sets forth the main components of Other expenses (in thousands):
Table 44: Other Expenses

	Years ended December 31,
	2009	2008	2007
Other expenses:
Operating	$76,065	$66,263	$66,569
Finance Agency and Office of Finance	8,110	6,395	5,193

Total other expenses	$84,175	$72,658	$71,762

Operating expenses rose 14.8% in 2009 to $76.1 million, and primarily represented the cost of adding staff, increased cost of employee benefits, and general inflationary increase in salary expenses. Consulting costs were also significant and they ranged from strategic to information systems planning and implementation. Consulting cost with respect to the implementation of OTTI caused increases in audit and audit related expenses. The cost of compliance remains a very significant overhead expense for the Bank. Between 2008 and 2007, operating expenses were virtually unchanged.
Operating Expenses
The following table sets forth the major categories of operating expenses (dollars in thousands):
Table 45: Operating Expenses

	Years ended December 31,
		Percentage		Percentage		Percentage
	2009	of total	2008	of total	2007	of total

Salaries and employee benefits	$49,778	65.44%	$44,370	66.96%	$44,740	67.21%
Temporary workers	162	0.21	282	0.43	125	0.19
Occupancy	4,347	5.71	4,079	6.16	3,957	5.94
Depreciation and leasehold amortization	5,405	7.11	4,971	7.50	4,498	6.76
Computer service agreements and contractual services	6,798	8.94	5,053	7.62	5,202	7.81
Professional and legal fees	3,274	4.30	2,469	3.73	2,538	3.81
Other *	6,301	8.29	5,039	7.60	5,509	8.28

Total operating expenses	$76,065	100.00%	$66,263	100.00%	$66,569	100.00%

*	Other primarily represents- audit fees, director fees and expenses, insurance and telecommunications.
As of December 31, 2009, the FHLBNY had 259 full-time and 5 part-time employees. At December 31, 2008, the FHLBNY had 247 full-time and 4 part-time employees. At December 31, 2007, there were 238 full-time and 8 part-time employees.

Assessments
Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program (“AHP”) and to satisfy its Resolution Funding Corporation assessment (“REFCORP”). For more information, see “Affordable Housing Program and Other Mission Related Programs” and “Assessments” under Item 1 Business in this MD&A.
REFCORP assessment payments totaled $142.7 million in 2009, up from $64.8 million in 2008 and $80.8 million in 2007. Affordable Housing Program (“AHP”) assessments set aside from income totaled $64.3 million in 2009, up from $29.8 million in 2008 and $37.2 million in 2007. Assessments are calculated on Net income before assessments and the increases were due to significant increase in 2009 Net income compared to 2008 and 2007. For more information about REFCORP and AHP assessments see the section Assessments in this Form 10-K.
Affordable Housing Program obligations — The Bank fulfils its AHP obligations primarily through direct grants to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBNY sets aside 10% from its pre-assessment regulatory defined net income for the Affordable Housing Program. Regulatory defined net income is GAAP net income before interest expense on mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP. The amounts set aside are considered as the Bank’s liability towards its Affordable Housing Program obligations. AHP grants and subsidies are provided to members out of this liability.
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):
Table 46: Affordable Housing Program Liabilities

	Years ended December 31,
	2009	2008	2007

Beginning balance	$122,449	$119,052	$101,898
Additions from current period’s assessments	64,251	29,783	37,204
Net disbursements for grants and programs	(42,211)	(26,386)	(20,050)

Ending balance	$144,489	$122,449	$119,052

REFCORP — The following table provides roll-forward information with respect to changes in REFCORP liabilities (in thousands):
Table 47: REFCORP

	Years ended December 31,
	2009	2008	2007

Beginning balance	$4,780	$23,998	$17,475
Additions from current period’s assessments	142,689	64,765	80,776
Net disbursements to REFCORP	(123,235)	(83,983)	(74,253)

Ending balance	$24,234	$4,780	$23,998

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
The Bank faced an event of default in 2008 with the bankruptcy of one of its derivative counterparties. On September 15, 2008, Lehman Brothers Holdings, Inc. (“LBHI”), the parent company of Lehman Brothers Special Financing Inc. (“LBSF”) and a guarantor of LBSF’s obligations, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. LBSF was a counterparty to FHLBNY on multiple derivative transactions with a total notional amount of $16.5 billion at the time of termination of the Bank’s derivative transactions with LBSF. The LBSF default was unforeseen and despite the Bank’s risk management practices and policies — selection of counterparties with strong reputation, collateral requirements and credit monitoring, and other processes, the default caused the Bank to reserve approximately $65 million as a charge to income in the third quarter of 2008 as the bankruptcy of LBHI and LBSF made the timing and the amount of the recovery uncertain.
The following table sets forth five year history of the FHLBNY’s advances and mortgage loan portfolios as of December 31, (in thousands):
Table 48: Advances and Mortgage Loan Portfolios

	2009	2008	2007	2006	2005

Advances	$94,348,751	$109,152,876	$82,089,667	$59,012,394	$61,901,534

Mortgage loans before allowance for credit losses	$1,322,045	$1,459,291	$1,492,261	$1,484,012	$1,467,525

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
The FHLBNY has not experienced any losses on advances extended to any member since its inception. The FHLBank Act affords any security interest granted to the FHLBNY by a member, or any affiliate of such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party) having the rights of a lien creditor. However, the FHLBNY’s security interest is not entitled to priority over claims and rights that (1) would be entitled to priority under applicable law, or (2) are held by a bona fide purchaser for value or by parties that are secured by actual perfected security interests.

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
The FHLBNY makes on-site review of borrowers in connection with the evaluation of the borrowers’ pledged mortgage collateral. This review involves a qualitative assessment of risk factors that includes an examination of legal documentation, credit underwriting, and loan-servicing practices on mortgage collateral. The FHLBNY has developed the on-site review process to more accurately value each borrower’s pledged mortgage portfolio based on current secondary-market standards. The results of the review may lead to adjustments in the estimated liquidation value of pledged collateral. The FHLBNY may also make additional market value adjustments to a borrower’s pledged mortgage collateral based on the quality and accuracy of the automated data provided to the FHLBNY. See Tables 49-51 for more information.
Credit Risk and Concentration Risk — Advances
While the FHLBNY has never experienced a credit loss on an advance, the expanded eligible collateral for Community Financial Institutions and non-member housing associates permitted, but not required, by the Finance Agency provides the potential for additional credit risk for the FHLBNY. It is the FHLBNY’s current policy not to accept “expanded” eligible collateral from Community Financial Institutions. The management of the FHLBNY has the policies and procedures in place to appropriately manage credit risk associated with the advance business. In extending credit to a member, the FHLBNY adheres to specific credit policy limits approved by its Board of Directors. The FHLBNY has not established limits for the concentrations of specific types of advances, but management reports the activity in advances to the Board each month. Each quarter, management reports the concentrations of convertible advances made to individual members. There were no past due advances and all advances were current at December 31, 2009 and December 31, 2008. Management does not anticipate any credit losses, and accordingly, the FHLBNY has not provided an allowance for credit losses on advances. The FHLBNY’s potential credit risk from advances is concentrated in commercial banks, savings institutions and insurance companies. At December 31, 2009 and December 31, 2008, the Bank had advances of $59.5 billion and $65.7 billion outstanding to ten member institutions, representing 65.6% and 63.5% of total advances outstanding, and sufficient collateral was held to cover the advances to these institutions.
Collateral Coverage of Advances
The FHLBNY lends to financial institutions involved in housing finance within its district. In addition, the FHLBNY is permitted, but not required, to accept collateral in the form of small business or agricultural loans (“expanded collateral”) from Community Financial Institutions (“CFIs”). Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances. All member obligations with the FHLBNY must be fully collateralized throughout their entire term. As of December 31, 2009 and 2008, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:
•	Allows a member to retain possession of the collateral assigned to the FHLBNY, if the member executes a written security agreement and agrees to hold such collateral for the benefit of the FHLBNY; or
•	Requires the member specifically to assign or place physical possession of such collateral with the FHLBNY or its safekeeping agent.

The following table summarizes pledged collateral in support of advances at December 31, 2009 and 2008 (in thousands):
Table 49: Collateral Supporting Advances to Members

		Underlying Collateral for Advances
			Securities and
	Advances [1]	Mortgage Loans [2]	Deposits [2]	Total [2]
December 31, 2009	$90,737,700	$111,346,235	$49,564,456	$160,910,691

December 31, 2008	$103,379,727	$129,887,513	$54,067,104	$183,954,617

Note[1]	Par value

Note[2]	Estimate market value
The level of over-collateralization is on an aggregate basis and may not necessarily be indicative of a similar level of over-collateralization on an individual transaction basis. At a minimum, each member pledged sufficient collateral to adequately secure the member’s outstanding obligation with the FHLBNY. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs.
The following table summarizes pledged collateral in support of other member obligations (other than advances) at December 31, 2009 and 2008 (in thousands):
Table 50: Collateral Supporting Member Obligations Other Than Advances

		Underlying Collateral for Other Obligations
	Other		Securities and
	Obligations [1]	Mortgage Loans [2]	Deposits [2]	Total [2]
December 31, 2009	$720,622	$2,257,204	$126,970	$2,384,174

December 31, 2008	$932,073	$1,804,514	$151,548	$1,956,062

Note[1]	Standby financial letters of credit, derivatives and members’ credit enhancement guarantee amount (“MPFCE”)

Note[2]	Estimated market value
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

The following table shows the breakdown of collateral pledged by members between those that were specifically listed and those in the physical possession or that of its safekeeping agent (in thousands):
Table 51: Location of Collateral Held

	Estimated Market Values
	Collateral in	Collateral
	Physical	Specifically	Collateral	Total Collateral
	Possession	Listed	Pledged for AHP	Received
December 31, 2009	$57,660,864	$105,714,763	$(80,762)	$163,294,865

December 31, 2008	$60,462,019	$125,527,047	$(78,387)	$185,910,679
The total of collateral pledged to the FHLBNY includes excess collateral pledged above the FHLBNY’s minimum collateral requirements. These minimum requirements range from 103% to 125% of outstanding advances, based on the collateral type. It is common for members to maintain excess collateral positions with the FHLBNY for future liquidity needs. Based on several factors (e.g. advance type, collateral type or member financial condition) members are required to comply with specified collateral requirements, including but not limited to, a detailed listing of pledged mortgage collateral and/or delivery of pledged collateral to FHLBNY or its designated collateral custodian(s). For example, all pledged securities collateral must be delivered to the FHLBNY’s nominee name at Citibank, N.A., the FHLBNY’s securities safekeeping custodian. Mortgage collateral that is required to be in the FHLBNY’s possession is typically delivered to the FHLBNY’s Jersey City, NJ facility. However, in certain instances, delivery to an FHLBNY approved custodian may be allowed.

Concentration analysis — Top Ten Advance Holders
The following table summarizes the top ten advance holders (dollars in thousands):
Table 52: Top Ten Advance Holders

	December 31, 2009
				Percentage of
			Par	Total Par Value
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,275,000	19.0%	$710,900
Metropolitan Life Insurance Company	New York	NY	13,680,000	15.1	356,120
New York Community Bank*	Westbury	NY	7,343,174	8.1	310,991
Manufacturers and Traders Trust Company	Buffalo	NY	5,005,641	5.5	97,628
The Prudential Insurance Company of America	Newark	NJ	3,500,000	3.9	93,601
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,000,000	3.3	120,870
Emigrant Bank	New York	NY	2,475,000	2.7	64,131
Doral Bank	San Juan	PR	2,473,420	2.7	86,389
MetLife Bank, N.A.	Bridgewater	NJ	2,430,500	2.7	46,142
Valley National Bank	Wayne	NJ	2,322,500	2.6	103,707

Total			$59,505,235	65.6%	$1,990,479

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2008
				Percentage of
			Par	Total Par Value
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,525,000	17.0%	$671,146
Metropolitan Life Insurance Company	New York	NY	15,105,000	14.6	260,420
Manufacturers and Traders Trust Company	Buffalo	NY	7,999,689	7.7	257,649
New York Community Bank*	Westbury	NY	7,796,517	7.5	337,019
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,738,000	3.6	151,066
The Prudential Insurance Company of America	Newark	NJ	3,000,000	2.9	13,082
Merrill Lynch Bank & Trust Co., FSB	New York	NY	2,972,000	2.9	68,625
Valley National Bank	Wayne	NJ	2,646,500	2.6	103,918
Emigrant Bank	New York	NY	2,525,000	2.4	64,116
Doral Bank	San Juan	PR	2,412,500	2.3	89,643

Total			$65,720,206	63.5%	$2,016,684

*	At December 31, 2008, officer of member bank also served on the Board of Directors of the FHLBNY.

Investment quality
At December 31, 2009, long-term investments were principally comprised of (1) Mortgage-backed securities classified as held-to-maturity at a carrying value of $9.8 billion, of which 89.1% comprised of securities issued by government sponsored enterprises and a U.S. government agency, (2) Mortgage-backed securities classified as available-for-sale securities at fair value basis of $2.2 billion, entirely GSE issued mortgage-backed securities. In addition, the FHLBNY had investments of $751.8 million in primary public and private placements of taxable obligations of state and local housing finance authorities classified as held-to-maturity.
At December 31, 2009, short-term investments consisted of Federal funds sold.
The FHLBNY’s investments are summarized below (dollars in thousands):
Table 53: Year-Over-Year Change in Investments

	December 31,	December 31,	Dollar	Percentage
	2009	2008	Variance	Variance

State and local housing finance agency obligations [1]	$751,751	$804,100	$(52,349)	(6.51)%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,240,564	2,851,683	(611,119)	(21.43)
Held-to-maturity securities, at carrying value	9,767,531	9,326,443	441,088	4.73

	12,759,846	12,982,226	(222,380)	(1.71)

Grantor trusts [2]	12,589	10,186	2,403	23.59
Certificates of deposit [1]	—	1,203,000	(1,203,000)	(100.00)
Federal funds sold	3,450,000	—	3,450,000	NA

Total investments	$16,222,435	$14,195,412	$2,027,023	14.28%

[1]	Classified as held-to-maturity securities, at carrying value

[2]	Classified as available-for-sale securities, at fair value and represents investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts
Investment rating
External ratings and the changes in a security’s external rating are factors in the FHLBNY’s assessment of impairment; a rating or a rating change alone is not necessarily indicative of impairment or absence of impairment.
Mortgage-backed securities — Mortgage-backed securities were classified as either Available-for-sale or Held-to-maturity.
Available-for-sale — At December 31, 2009 and 2008, all MBS classified as available-for-sale were rated triple-A by a Nationally Recognized Statistical Rating Organization (“NRSRO”). All available-for-sale securities were securities issued by Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”).

The following tables contain information about credit ratings of the Bank’s investments in Held-to-maturity and Available-for-sale securities at December 31, 2009 and 2008 (in thousands):
Table 54: NRSRO Held-to-Maturity Securities
External ratings — Held-to-maturity securities — December 31, 2009:

		NRSRO Ratings — December 31, 2009
						Below
	Carrying					Investment
Issued, guaranteed or insured:	Value	AAA	AA	A	BBB	Grade
Pools of Mortgages
Fannie Mae	$1,137,514	$1,137,514	$—	$—	$—	$—
Freddie Mac	335,369	335,369	—	—	—	—

Total pools of mortgages	1,472,883	1,472,883	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,609,254	2,609,254	—	—	—	—
Freddie Mac	4,400,002	4,400,002	—	—	—	—
Ginnie Mae	171,531	171,531	—	—	—	—

Total CMOs/REMICs	7,180,787	7,180,787	—	—	—	—

Ginnie Mae-CMBS	49,526	49,526	—	—	—	—

Non-GSE MBS
CMOs/REMICs	444,906	319,583	12,510	38,332	—	74,481
Commercial mortgage-backed securities	—	—	—	—	—	—

Total non-federal-agency MBS	444,906	319,583	12,510	38,332	—	74,481

Asset-Backed Securities
Manufactured housing (insured)	202,278	—	202,278	—	—	—
Home equity loans (insured)	227,834	10,399	71,653	27,589	26,657	91,536
Home equity loans (uninsured)	189,317	171,840	12,873	—	4,604	—

Total asset-backed securities	619,429	182,239	286,804	27,589	31,261	91,536

Total mortgage-backed securities	$9,767,531	$9,205,018	$299,314	$65,921	$31,261	$166,017

Other
State and local housing finance agency obligations	$751,751	$72,992	$601,109	$21,430	$56,220	$—
Certificates of deposit	—	—	—	—	—	—

Total other	$751,751	$72,992	$601,109	$21,430	$56,220	$—

Total Held-to-maturity securities	$10,519,282	$9,278,010	$900,423	$87,351	$87,481	$166,017

External ratings — Held-to-maturity securities — December 31, 2008:

	Carrying	NRSRO Ratings — December 31, 2008
Issued, guaranteed or insured:	Value	AAA	AA	A	BBB
Pools of Mortgages
Fannie Mae	$1,400,058	$1,400,058	$—	$—	$—
Freddie Mac	422,088	422,088	—	—	—

Total pools of mortgages	1,822,146	1,822,146	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,032,050	2,032,050	—	—	—
Freddie Mac	3,722,840	3,722,840	—	—	—
Ginnie Mae	6,325	6,325	—	—	—

Total CMOs/REMICs	5,761,215	5,761,215	—	—	—

Non-GSE MBS
CMOs/REMICs	609,908	509,056	—	62,401	38,451
Commercial mortgage-backed securities	266,994	266,994	—	—	—

Total non-federal-agency MBS	876,902	776,050	—	62,401	38,451

Asset-Backed Securities
Manufactured housing (insured)	229,714	—	229,714	—	—
Home equity loans (insured)	376,587	86,662	—	130,277	159,648
Home equity loans (uninsured)	259,879	259,879	—	—	—

Total asset-backed securities	866,180	346,541	229,714	130,277	159,648

Total mortgage-backed securities	$9,326,443	$8,705,952	$229,714	$192,678	$198,099

Other
State and local housing finance agency obligations	$804,100	$74,881	$672,999	$—	$56,220
Certificates of deposit	1,203,000	—	628,000	575,000	—

Total other	$2,007,100	$74,881	$1,300,999	$575,000	$56,220

Total Held-to-maturity securities	$11,333,543	$8,780,833	$1,530,713	$767,678	$254,319

External ratings — Available-for-sale securities — December 31, 2009:
Table 55: NRSRO Available-for-Sale Securities

		NRSRO Ratings — December 31, 2009
Issued, guaranteed or insured:	Fair Value	AAA	AA	A
Pools of Mortgages
Fannie Mae	$—	$—	$—	$—
Freddie Mac	—	—	—	—

Total pools of mortgages	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,544,500	1,544,500	—	—
Freddie Mac	696,064	696,064	—	—
Ginnie Mae	—	—	—	—

Total CMOs/REMICs	2,240,564	2,240,564	—	—

Non-GSE MBS
CMOs/REMICs	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—

Total non-federal-agency MBS	—	—	—	—

Asset-Backed Securities
Manufactured housing (insured)	—	—	—	—
Home equity loans (insured)	—	—	—	—
Home equity loans (uninsured)	—	—	—	—

Total asset-backed securities	—	—	—	—

Total AFS mortgage-backed securities	$2,240,564	$2,240,564	$—	$—

Other
Fixed income funds, equity funds and cash equivalents *	$12,589

Total Available-for-sale securities	$2,253,153

*	Unrated

External ratings — Available-for-sale securities — December 31, 2008:

		NRSRO Ratings — December 31, 2008
Issued, guaranteed or insured:	Fair Value	AAA	AA	A
Pools of Mortgages
Fannie Mae	$—	$—	$—	$—
Freddie Mac	—	—	—	—

Total pools of mortgages	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,854,989	1,854,989	—	—
Freddie Mac	996,694	996,694	—	—
Ginnie Mae	—	—	—	—

Total CMOs/REMICs	2,851,683	2,851,683	—	—

Non-GSE MBS
CMOs/REMICs	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—

Total non-federal-agency MBS	—	—	—	—

Asset-Backed Securities
Manufactured housing (insured)	—	—	—	—
Home equity loans (insured)	—	—	—	—
Home equity loans (uninsured)	—	—	—	—

Total asset-backed securities	—	—	—	—

Total AFS mortgage-backed securities	$2,851,683	$2,851,683	$—	$—

Other
Fixed income funds, equity funds and cash equivalents *	$10,186

Total Available-for-sale securities	$2,861,869

*	Unrated

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
Available-for-sale securities — All MBS outstanding at December 31, 2009 and 2008 and classified as AFS were issued by Fannie Mae and Freddie Mac.
Held-to-maturity securities — Comprised of 89.1% and 81.3% of MBS also issued by Fannie Mae, Freddie Mac and a government agency at December 31, 2009 and 2008.
The following table summarizes the carrying value basis of held-to-maturity mortgage-backed securities by issuer (dollars in thousands):
Table 56: Carrying Value Basis of Held-to-Maturity Mortgage-Backed Securities by Issuer

	December 31,	Percentage	December 31,	Percentage
	2009	of total	2008	of total

U.S. government sponsored enterprise residential mortgage-backed securities
Fannie Mae	$3,746,768	38.36%	$3,432,108	36.80%
Freddie Mac	4,735,371	48.48	4,144,928	44.44
U.S. agency residential mortgage-backed securities	171,531	1.76	6,325	0.07
U.S. agency commercial mortgage-backed securities	49,526	0.51	—	—
Private-label issued securities	1,064,335	10.89	1,743,082	18.69

Total Held-to-maturity securities-mortgage-backed securities	$9,767,531	100.00%	$9,326,443	100.00%

Non-Agency Private label mortgage — and asset-backed securities
At December 31, 2009 and 2008, the Bank also held MBS that were privately issued. All private-label MBS were classified as held-to-maturity. The following table summarizes private-label mortgage- and asset-backed securities by fixed- or variable-rate coupon types (Unpaid principal balance; in thousands):
Table 57: Non-Agency Private Label Mortgage — And Asset-Backed Securities

	December 31, 2009			December 31, 2008
		Variable			Variable
Private-label MBS	Fixed Rate	Rate	Total	Fixed Rate	Rate	Total
Private-label RMBS
Prime	$435,913	$4,359	$440,272	$596,430	$4,811	$601,241
Alt-A	7,229	3,713	10,942	9,129	4,177	13,306

Total PL RMBS	443,142	8,072	451,214	605,559	8,988	614,547

Private-label CMBS
Prime	—	—	—	266,860	—	266,860

Total PL CMBS	—	—	—	266,860	—	266,860

Home Equity Loans
Subprime	437,042	108,801	545,843	504,565	132,135	636,700

Total Home Equity Loans	437,042	108,801	545,843	504,565	132,135	636,700

Manufactured Housing Loans
Subprime	202,299	—	202,299	229,738	—	229,738

Total Manufactured Housing Loans	202,299	—	202,299	229,738	—	229,738

Total UPB of private-label MBS	$1,082,483	$116,873	$1,199,356	$1,606,722	$141,123	$1,747,845

Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.
Other-Than-Temporary Impaired Securities
In each interim quarterly period in 2009, management evaluated its portfolio of private-label mortgage-backed securities for credit impairment. Beginning with the quarter ended September 30, 2009, and again at December 31, 2009, the FHLBNY performed its OTTI analysis by cash flow testing 100 percent of it private-label MBS. At December 31, 2008, and at the two interim quarters ended June 30, 2009, the FHLBNY’ methodology was to analyze all its private-label MBS to isolate securities that were considered to be at risk of OTTI and to perform cash flow analysis on securities at risk of OTTI. As a result of the evaluations, the FHLBNY recognized credit impairment OTTI related losses in each quarter of 2009. Cumulatively, 17 private-label held-to-maturity securities were deemed to be credit impaired in 2009. No credit impairment was recognized in 2008 or 2007. Cumulative credit impairment losses of $20.8 million were recorded as a charge to 2009 income. The charge included credit losses of certain MBS that were determined to be OTTI in a previous quarter of 2009. The amount of non-credit OTTI remaining after accretion at December 31, 2009 was a cumulative loss of $110.6 million in AOCI.
Based on detailed cash flow credit analysis on a security level, the Bank has concluded that other than the 17 securities determined to be credit impaired at December 31, 2009, gross unrealized losses for the remainder of Bank’s investment securities were primarily caused by interest rate changes, credit spread widening and reduced liquidity, and the securities were temporarily impaired as defined under the new guidance for recognition and presentation of other-than-temporary impairment. For more information see Notes 1 and 4 to the audited financial statements accompanying this report.

Fourteen of the 17 securities that were deemed credit impaired in 2009 are insured by bond insurers, Ambac and MBIA. The Bank’s analysis of the two bond insurers concluded that future credit losses due to projected collateral shortfalls of the impaired securities would not be fully supported by the two bond insurers.
The following table summarizes the key characteristics of the 16 credit impaired and unimpaired securities insured by MBIA and Ambac (in thousand):
Table 58: Monoline Insurance Protection on Credit Impaired PLMBS

		December 31, 2009
		Insurer MBIA			Cumulative OTTI Recorded
	No. of	Amortized	Carrying	Fair	Credit	Non-credit
Ratings	Securities	Cost Basis	Value	Value	Loss	Loss

Impaired*	2	$29,051	$19,679	$17,161	$(5,370)	$(10,075)
Unimpaired	1	2,885	2,886	2,276	—	—

Total	3	$31,936	$22,565	$19,437	$(5,370)	$(10,075)

		December 31, 2009
		Insurer Ambac			Cumulative OTTI Recorded
	No. of	Amortized	Carrying	Fair	Credit	Non-credit
Ratings	Securities	Cost Basis	Value	Value	Loss	Loss

Impaired*	12	$185,156	$115,083	$127,470	$(13,255)	$(77,705)
Unimpaired	1	11,019	11,019	6,386	—	—

Total	13	$196,175	$126,102	$133,856	$(13,255)	$(77,705)

*	OTTI

The following table presents additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating at December 31, 2009 (in thousands):
Tables 59: PLMBS by Year of Securitization and External Rating

	December 31, 2009
	Unpaid Principal Balance
						Below		Gross
	Ratings					Investment	Amortized	Unrealized		Total OTTI
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Grade	Cost	(Losses)	Fair Value	Losses
RMBS
Prime
2006	$63,276	$—	$—	$38,689	$—	$24,587	$62,654	$(2,396)	$60,258	$—
2005	82,982	28,687	—	—	—	54,295	80,996	(1,708)	79,288	(3,204)
2004 and earlier	294,014	281,240	12,774	—	—	—	292,773	(3,696)	289,958	—

Total RMBS Prime	440,272	309,927	12,774	38,689	—	78,882	436,423	(7,800)	429,504	(3,204)

Alt-A
2004 and earlier	10,942	10,942	—	—	—	—	10,944	(938)	10,006	—

Total RMBS	451,214	320,869	12,774	38,689	—	78,882	447,367	(8,738)	439,510	(3,204)

CMBS
Prime
2004 and earlier	—	—	—	—	—	—	—	—	—	—

HEL
Subprime
2004 and earlier	545,843	205,480	91,782	48,838	43,035	156,708	525,260	(151,818)	373,442	(137,708)

Manufactured Housing Loans
Subprime
2004 and earlier	202,299	—	202,299	—	—	—	202,278	(37,101)	165,177	—

Total PLMBS	$1,199,356	$526,349	$306,855	$87,527	$43,035	$235,590	$1,174,905	$(197,657)	$978,129	$(140,912)

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
Table 60: Weighted-Average Market Price of MBS

	December 31, 2009
	Original
	Weighted-	Weighted-	Weighted-Average
	Average Credit	Average Credit	Collateral
Private-label MBS	Support %	Support %	Delinquency %
RMBS
Prime
2006	3.74%	5.16%	5.47%
2005	2.67	3.82	2.32
2004 and earlier	1.58	2.82	0.79

Total RMBS Prime	2.10	3.35	1.75

Alt-A
2004 and earlier	10.73	32.35	11.22

Total RMBS	2.30	4.05	1.98

CMBS
Prime
2004 and earlier	—	—	—

HEL
Subprime
2004 and earlier	57.86	65.34	17.40

Manufactured Housing Loans
Subprime
2004 and earlier	57.78	55.56	3.64

Total Private-label MBS	36.95%	40.63%	9.28%

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

	December 31, 2008
	Original
	Weighted-	Weighted-	Weighted-Average
	Average Credit	Average Credit	Collateral
Private-label MBS	Support %	Support %	Delinquency %
RMBS
Prime
2006	3.71%	4.56%	0.86%
2005	2.68	3.26	1.00
2004	2.05	2.86	0.40
2003 and earlier	1.21	2.17	0.27

Total RMBS Prime	2.14	2.97	0.54

Alt-A
2003 and earlier	10.22	31.60	10.56

Total RMBS	2.31	3.59	0.76

CMBS
Prime
2003 and earlier	26.69	38.73	—

HEL
Subprime
2003 and earlier	58.31	65.66	12.53

Manufactured Housing Loans
Subprime
2003 and earlier	58.26	55.99	1.88

Total Private-label MBS	33.79%	38.45%	5.08%

External ratings are just one factor that is considered in analyzing if a security is other-than-temporarily impaired. The table below compares delinquency percentage across PLMBS security types, ratings and gross unrealized losses (dollars in thousands):
Table 61: PLMBS Security Types Delinquencies

	December 31, 2009			December 31, 2008
		Gross	Weighted-Average		Gross	Weighted-Average
	Amortized	Unrealized	Collateral	Amortized	Unrealized	Collateral
Private-label MBS	Cost	(Losses)	Delinquency %[1]	Cost	(Losses)	Delinquency %[1]
RMBS
Prime
Rated Triple A	$308,639	$(4,499)	0.69%	$495,744	$(20,500)	0.48%
Rated Double A	12,510	—	1.38	—	—	—
Rated Single A	38,332	(1,000)	4.64	62,401	(12,027)	0.76
Rated Triple B	—	—	—	38,451	(8,517)	1.01
Below Investment Grade	76,942	(2,301)	4.55	—	—	—

Total of RMBS Prime	436,423	(7,800)	1.75	596,596	(41,044)	0.54

Alt-A
Rated Triple A	10,944	(938)	11.22	13,310	(1,662)	10.56

Total of RMBS	447,367	(8,738)	1.98	609,906	(42,706)	0.76

CMBS
Prime
Rated Triple A	—	—	—	266,994	(127)	—

HEL
Subprime
Rated Triple A	204,356	(54,224)	18.26	346,541	(105,673)	13.54
Rated Double A	91,074	(22,534)	10.96	—	—	—
Rated Single A	46,792	(15,930)	16.32	130,277	(50,977)	5.68
Rated Triple B	41,902	(15,798)	13.18	159,648	(67,419)	15.96
Below Investment Grade	141,136	(43,332)	21.53	—	—	—

Total of HEL Subprime	525,260	(151,818)	17.40	636,466	(224,069)	12.53

Manufactured Housing Loans
Subprime
Rated Double A	202,278	(37,101)	3.64	229,714	(75,418)	1.88

Grand Total	$1,174,905	$(197,657)	9.28%	$1,743,080	$(342,320)	5.08%

[1]	Weighted-average collateral delinquency rate is determined based on the underlying loans that are 60 days or more past due. The reported delinquency percentage represents weighted-average based on the dollar amounts of the individual securities in the category and their respective delinquencies. Combined weighted-average collateral delinquency rates are calculated based on UPB amount.

Mortgage Loans — Held-for-portfolio
The following table summarizes Mortgage Partnership Finance Loans (“MPF” or “Mortgage Partnership Finance program”) by loss layer structure product types (in thousands):
Table 62: MPF by Loss Layers

	December 31,
	2009	2008	2007

Original MPF	$280,312	$197,516	$153,939
MPF 100	30,542	36,838	40,532
MPF 125	392,097	467,479	433,864
MPF 125 Plus	606,002	742,523	847,091
Other	9,883	10,991	8,359

Total MPF Loans *	$1,318,836	$1,455,347	$1,483,785

*	Par amount of total mortgage loan held-for-portfolio includes CMA, par amount at December 31, 2009 was $3.9 million
Original MPF — The first layer of losses are applied to the First Loss Account provided by the Bank. The member then provides a credit enhancement up to “AA” rating equivalent. Credit losses beyond the first two layers, though a remote possibility, would be absorbed by the FHLBNY.
MPF 100 — The first layer of losses is applied to the First Loss Account provided by the Bank. Losses incurred in the First Loss Account are deducted from credit enhancement fees payable to the member after the third year. The member then provides a credit enhancement up to “AA” rating equivalent less the amount placed in the FLA. Losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses) would be absorbed by the Bank. Credit losses beyond the first two layers, though a remote possibility, would be absorbed by the FHLBNY.
MPF 125 — The first layer of losses is applied to the First Loss Account provided by the Bank. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. The member then provides a credit enhancement up to “AA” rating equivalent less the amount placed in the FLA. Losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses) would be absorbed by the Bank. Credit losses beyond the first two layers, though a remote possibility would be absorbed by the FHLBNY.
MPF Plus — The first layer of losses is applied to the First Loss Account (“FLA”) in an amount equal to a specified percentage of loans in the pool as of the sale date. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. Losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses) would be absorbed by the Bank. The member acquires an additional Credit Enhancement (“CE”) coverage through a supplemental mortgage insurance policy (“SMI”) to cover second-layer losses that exceed the deductible (“FLA”) of the Supplemental Mortgage Insurance policy. Losses not covered by the First Loss Account or Supplemental Mortgage Insurance coverage will be paid by the member’s Credit Enhancement obligation up to “AA” rating equivalent. Losses that exceeded the Credit Enhancement obligation, though a remote possibility, would be absorbed by the Bank.
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
Limitations on the MPF portfolio are the loan lending limits established by Finance Agency.
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
Most PFIs service loans on an actual/actual form of remittance which requires the PFI to remit whatever amounts it collects. Participating Financial Institutions participating in the Mortgage Partnership Finance Plus product must service loans on a scheduled/scheduled form of remittance which requires the Participating Financial Institution to remit each month whatever scheduled interest and scheduled principal payments are due, whether the amounts are collected. The PFI must remit scheduled interest and scheduled principal whether or not mortgage payments are received.
Mortgage loans — Past due
In the FHLBNY’s outstanding mortgage loans held-for-portfolio, non-performing loans and loans 90 days or more past due and accruing interest were as follows (in thousands):
Table 63: Mortgage Loans — Past Due

	December 31,
	2009	2008

Mortgage loans, net of provisions for credit losses	$1,317,547	$1,457,885

Non-performing mortgage loans held-for-portfolio	$16,007	$4,792

Mortgage loans past due 90 days or more and still accruing interest	$570	$507

Non-performing mortgage loans were conventional mortgage loans that were placed on non-accrual/non-performing status when the collection of the contractual principal or interest from the borrower was 90 days or more past due. FHLBNY considers conventional loans (excluding Federal Housing Administration (“FHA”) and Veteran Administration (“VA”) insured loans) that are 90 days or more past due as non-accrual loans. FHA and VA insured loans that were past due 90 days or more were not significant at any period reported, and interest was still being accrued because of VA and FHA insurance. No loans were impaired at December 31, 2009, 2008 and 2007 other than the non-accrual loans.

Mortgage loans — Interest on Non-performing loans
The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):
Table 64: Mortgage Loans — Interest Short-Fall

	Years ended December 31,
	2009	2008

Interest contractually due [1]	$714	$168
Interest actually received	626	146

Shortfall	$88	$22

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.
Non-performing mortgage loans were conventional mortgage loans that were placed on non-accrual/non-performing status when the collection of the contractual principal or interest from the borrower was 90 days or more past due. FHLBNY considers conventional loans (excluding Federal Housing Administration (“FHA”) and Veteran Administration (“VA”) insured loans) that are 90 days or more past due as non-accrual loans. FHA and VA insured loans that were past due 90 days or more were not significant at any period reported, and interest was still being accrued because of VA and FHA insurance. No loans were impaired in any periods in this report other than the non-accrual loans.
Mortgage Loans — Allowance for Credit Losses
Roll-forward information with respect to allowances for credit losses was as follows (in thousands):
Table 65: Mortgage Loans — Allowance for Credit Losses

	Years ended December 31,
	2009	2008	2007

Beginning balance	$1,406	$633	$593
Charge-offs	(16)	—	—
Provision for credit losses on mortgage loans	3,108	773	40

Ending balance	$4,498	$1,406	$633

The First Loss Account memorializes the first tier of credit exposure of the FHLBNY. It is not an indication of inherent losses in the loan portfolio and is not a loan loss reserve. The FHLBNY is responsible for losses up to this “first loss level”. Losses beyond this layer are absorbed through credit enhancement provided by the member participating in the Mortgage Partnership Finance Program. All residual credit exposure is FHLBNY’s responsibility. In 2009 and 2008, charge offs were $22.7 thousand and $21.2 thousand. Of these amounts, charge offs in 2009 of $16.1 thousand were not recovered. No charge offs were incurred in 2007. There were 14 foreclosures completed in 2009.
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

For conventional MPF Loans in the years ended December 31, 2009, 2008 and 2007, the PFIs were required to repurchase 2, 5, and 10 loans for a total of $0.3 million, $1.2 million, and $1.9 million in each of those years. The FHLBNY has not experienced any losses related to conventional MPF Loan repurchases by the PFI.
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
In the MPF program, the FHLBNY purchases conventional mortgage loans from its participating members, referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans outstanding at December 31, 2009 and 2008 were $6.0 million, and $7.0 million, representing 0.45% and 0.48%, of the remaining outstanding mortgage loans held-for-portfolio.
The Bank performs periodic reviews of its portfolio to identify the potential for losses inherent in the portfolio and determine the likelihood of collection of the principal and interest. Mortgage loans that are past due and either classified under regulatory criteria (Sub-standard, doubtful or Loss), are separated from the aggregate pool, and evaluated separately for impairment. The FHLBNY bases its provision for credit losses on its estimate of probable credit losses inherent in the MPF portfolio without considering the private mortgage insurance and other credit enhancement features that accompany the MPF loans (but not the “First Loss Account”) to provide credit assurance to the FHLBNY. If adversely classified, or in non-accrual status, reserves for conventional mortgage loans, except FHA and VA insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses are fully reserved.
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
The top five Participating Financial Institutions (PFI) and the outstanding MPF loan balances are listed below (dollars in thousands):
Table 66: Top Five Participating Financial Institutions — Concentration

	December 31, 2009
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$607,072	46.17%
Astoria Federal Savings and Loan Association	220,268	16.75
Elmira Savings and Loan F.A.	61,663	4.69
Ocean First Bank	51,277	3.90
CFCU Community Credit Union	42,344	3.22
All Others	332,304	25.27

Total [1]	$1,314,928	100.00%

	December 31, 2008
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$743,853	51.25%
Astoria Federal Savings and Loan Association	264,516	18.23
Elmira Savings and Loan F.A.	80,241	5.53
Ocean First Bank	61,890	4.26
The Lyons National Bank	27,269	1.88
All Others	273,569	18.85

Total [1]	$1,451,338	100.00%

Note[1]	Totals do not include CMA loans.
Mortgage Loans — Potential Credit Losses
Par amount of conventional MPF loans outstanding were $1.3 billion, $1.4 billion, and $1.5 billion at December 31, 2009, 2008 and 2007. The par value of Federal Housing Administration and Veteran Administration insured loans outstanding were $6.0 million, $7.0 million, and $8.4 million at December 31, 2009, 2008 and 2007.

The FHLBNY and the Participating Financial Institution share the credit risks of the uninsured Mortgage Partnership Finance loans by structuring potential credit losses into layers. Collectability of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for Mortgage Partnership Finance loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. Credit losses are first absorbed by FHLBNY up to the level of the First Loss Account for which the maximum exposures were estimated to be $13.9 million, $13.8 million, and $12.9 million at December 31, 2009, 2008 and 2007. For all MPF products, other than the MPF Original product, the FHLBNY is entitled to recover any “first losses” incurred from the member up to the amount of credit enhancement fees to be paid by the FHLBNY to the member. The member is responsible for the second loss layer. The member may also arrange for supplemental mortgage insurance (“SMI”) through a third party insurance provider as a credit support to cover the member’s second loss. The amounts that members were directly responsible in the second loss layer are estimated to be $18.1 million, $14.3 million, and $10.9 million at December 31, 2009, 2008 and 2007. The amounts of second loss covered through SMI support were an additional $17.9 million at December 31, 2009 and $19.0 million at December 31, 2008 and 2007. The FHLBNY is again responsible for any residual losses.
The following table provides roll-forward information with respect to the First Loss Account (in thousands):
Table 67: Roll-Forward First Loss Account

	Years ended December 31,
	2009	2008	2007
Beginning balance	$13,765	$12,947	$12,162
Additions	192	839	785
Charge-offs	(23)	(21)	—
Recoveries	—	—	—

Ending balance	$13,934	$13,765	$12,947

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
Mortgage Loans — Credit Enhancement
The amount of the credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement becomes an obligation of the Participating Financial Institution. For taking on the credit enhancement obligation, the Participating Financial Institution receives a credit enhancement fee that is paid by the FHLBNY. For certain Mortgage Partnership Finance products, the credit enhancement fee is accrued and paid each month. For other Mortgage Partnership Finance products, the credit enhancement fee is accrued monthly and is paid monthly after the FHLBNY has accrued 12 months of credit enhancement fees. Credit enhancement fees charged against interest income from mortgage loans was $1.6 million in 2009, and $1.7 million in 2008 and 2007. The FHLBNY incurred a loss in the amount of $16.1 thousand which took place in a MPF Original product where the Bank’s FLA was not reimbursed from credit enhancement fees. The Bank also suffered a loss in an MPF Plus product in the amount of $6.6 thousand that was fully recovered from credit enhancement fees.
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
As of December 31, 2009, 2008 and 2007, the FHLBNY held Mortgage Partnership Finance loans collateralized by real estate in 51 states and territories. At December 31, 2009, there was a concentration of loans (73.5% by number of loans and 66.7% by amounts outstanding) in New York State, which is to be expected since the largest two PFIs are located in New York. At December 31, 2008, there was a concentration of loans (73.3% by number of loans and 69.8% by amounts outstanding) in New York State. At December 31, 2007, there was a concentration of loans (71.8% by numbers of loans, and 68.4% by amounts outstanding) in New York State.
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
The FHLBNY also holds participation interest in residential and community development mortgage loans through its Community Mortgage Asset program. Acquisition of participations under the Community Mortgage Asset program was suspended indefinitely in November 2001, and the outstanding balance was down to $3.9 million at December 31, 2009 from $4.0 million at December 31, 2008. If adversely classified, Community Mortgage Asset loans will have additional reserves established based on the shortfall of the underlying estimated liquidation value of collateral to cover the remaining balance of the Community Mortgage Asset loan. Reserve values are calculated by subtracting the estimated liquidation value of the collateral (after sale value) from the current remaining balance of the Community Mortgage Asset Loan.

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
The MPF Program uses certain mortgage insurance companies to provide both primary mortgage insurance (“PMI”) and supplemental mortgage insurance (“SMI”) for MPF loans. The FHLBNY is exposed to the performance of mortgage insurers to the extent PFI’s rely on insurer credit protection. Credit exposure is defined as the total of PMI and SMI coverage written by a mortgage insurer on MPF loans held by FHLBNY that are delinquent.
All mortgage insurance providers have had their external ratings for insurer financial strength downgraded below AA- by one or more NRSROs since December 31, 2008. If a mortgage insurer fails to fulfill its obligations, the FHLBNY may bear any remaining loss of the borrowers’ default on the related mortgage loans not covered by the PFI.
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
When derivative counterparties are exposed (derivatives are in a net liability position), the FHLBNY will be called upon to deposit cash collateral with the counterparty. The FHLBNY had deposited $2.2 billion and $3.8 billion with derivative counterparties as cash collateral at December 31, 2009 and 2008. The FHLBNY is exposed to the risk of derivative counterparties defaulting on the terms of the derivative contracts and failing to return cash deposited with counterparties. If such an event was to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties. To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY is exposed. Derivative counterparties holding the FHLBNY’s cash as pledged collateral were rated single-A and better at December 31, 2009, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

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
Table 68: Credit Exposure by Counterparty Credit Rating

	December 31, 2009
			Total Net
	Number of	Notional	Exposure at	Net Exposure after
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral [3]

AAA	—	$—	$—	$—
AA	7	45,652,167	684	684
A	8	88,711,243	—	—
Members (Note[1] and Note2)	2	160,000	7,596	7,596
Delivery Commitments	—	4,210	—	—

Total	17	$134,527,620	$8,280	$8,280

	December 31, 2008
			Total Net
	Number of	Notional	Exposure at	Net Exposure after
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral [3]

AAA	1	$9,167,456	$—	$—
AA	6	39,939,946	—	—
A	7	78,656,536	64,890	3,681
Members (Note[1] and Note2)	3	150,000	16,555	16,555
Delivery Commitments	—	10,395	—	—

Total	17	$127,924,333	$81,445	$20,236

Note [1]:	Fair values of $7.6 million and $16.6 million comprising of intermediated transactions with members and interest-rate caps sold to members (with capped floating-rate advances) were collateralized at December 31, 2009 and December 31, 2008.

Note [2]:	Members are required to pledge collateral to secure derivatives purchased by the FHLBNY as an intermediary on behalf of its members. Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate-related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest. As a result of the collateral agreements with its members, the FHLBNY believes that its maximum credit exposure due to the intermediated transactions was $0 at December 31, 2009 and December 31, 2008.

Note [3]:	As reported in the Statements of Condition.

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
Exposure — In determining credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY attempts to mitigate its exposure by requiring derivative counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. At December 31, 2009, the fair values of derivatives in a gain position were below the threshold and derivative counterparties pledged no cash to the FHLBNY. At December 31, 2008, derivative counterparties had pledged $61.2 million in cash as collateral to the FHLBNY.
At December 31, 2009, the FHLBNY had posted $2.2 billion in cash as collateral to derivative counterparties to mitigate derivatives in a net fair value liability (unfavorable) position. The FHLBNY is exposed to the extent that a counterparty may not re-pay the posted cash collateral to the FHLBNY under unforeseen circumstances, such as bankruptcy; in such an event the FHLBNY would then exercise its rights under the “International Swaps and Derivatives Association agreement” (“ISDA”) to replace the derivatives in a liability position (gain position for the acquiring counterparty) with another available counterparty in exchange for cash delivered to the FHLBNY. To the extent that the fair values of the replacement derivatives are less than the cash collateral posted, the FHLBNY may not receive cash equal to the amount posted received.
Derivative counterparty ratings — The Bank’s credit exposures at December 31, 2009, in a gain position, were primarily to member institutions on whose behalf the FHLBNY had acted as an intermediary or had sold interest rate caps, at the request of members, to create capped floating rate advance borrowings. The exposures were collateralized under standard collateral agreements with the FHLBNY’s member. Acting as an intermediary, the Bank had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties.
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

Commitments, Contingencies and Off-Balance Sheet Arrangements
Consolidated obligations — Joint and several liability
Although the Bank is primarily liable only for its portion of consolidated obligations (i.e., those consolidated obligations issued on its behalf and those that have been transferred/assumed from other FHLBanks), it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks.
The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank with primary liability. The FHLBank with primary liability would have a corresponding liability to reimburse the FHLBank providing assistance to the extent of such payment and other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the primarily liable FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make a payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. Consequently, the Bank has no means to determine how the Finance Agency might allocate among the other FHLBanks the obligations of a FHLBank that is unable to pay consolidated obligations for which such FHLBank is primarily liable. In the event the Bank is holding a consolidated obligation as an investment for which the Finance Agency would allocate liability among the 12 FHLBanks, the Bank might be exposed to a credit loss to the extent of its share of the assigned liability for that particular consolidated obligation (the Bank did not hold any consolidated obligations of other FHLBanks as investments at December 31, 2009). If principal or interest on any consolidated obligation issued by the FHLBank System is not paid in full when due, the Bank may not pay dividends to, or repurchase shares of stock from, any shareholder of the Bank.
Although the FHLBNY is primarily liable for those consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock from, any member or non-member stockholder until the Finance Agency approves the FHLBNY’s consolidated obligation payment plan or another remedy, and until the FHLBNY pays all the interest and principal currently due under all its consolidated obligations. The par amounts of the outstanding consolidated obligations of all 12 FHLBanks were $0.9 trillion, $1.3 trillion and $1.2 trillion at December 31, 2009, 2008 and 2007.

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Agency determines that the non-complying FHLBank is unable to make the payment, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks in proportion to each FHLBank’s participation in all consolidated obligations outstanding or on any other basis determined by the Finance Agency. As discussed more fully in Note 19 to the financial statements, the FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2009 or December 31, 2008.
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
Off-balance sheet arrangements with respect to derivatives are discussed in detail in Note 17 to the audited financial statements accompanying this report.

The following table summarizes contractual obligations and other commitments as of December 31, 2009 (in thousands):
Table 69: Contractual Obligations and Other Commitments
(For more information, see Note 19 to the audited financial statements accompanying this report.)

	December 31, 2009
	Payments due or expiration terms by period
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par [1]	$40,896,550	$23,430,775	$6,091,550	$2,939,050	$73,357,925
Mandatorily redeemable capital stock [1]	102,453	16,766	2,118	4,957	126,294
Premises (lease obligations) [2]	3,060	6,161	5,413	6,427	21,061

Total contractual obligations	41,002,063	23,453,702	6,099,081	2,950,434	73,505,280

Other commitments
Standby letters of credit	667,554	9,139	15,023	6,199	697,915
Consolidated obligations-bonds/ discount notes traded not settled	2,145,000	—	—	—	2,145,000
Firm commitment-advances	100,000	—	—	—	100,000
Open delivery commitments (MPF)	4,210	—	—	—	4,210

Total other commitments	2,916,764	9,139	15,023	6,199	2,947,125

Total obligations and commitments	$43,918,827	$23,462,841	$6,114,104	$2,956,633	$76,452,405

[1]	Callable bonds contain exercise date or a series of exercise dates that may result in a shorter redemption period. Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.

[2]	Immaterial amount of commitments for equipment leases are not included.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management. Market risk or interest rate risk (“IRR”) is the risk of loss to market value or future earnings that may result from changes in the interest rate environment. Embedded in IRR is a tradeoff of risk versus reward wherein the FHLBNY could earn higher income by having higher IRR through greater mismatches between its assets and liabilities at the cost of potentially significant declines in market value and future income if the interest rate environment turned against the FHLBNY’s expectations. The FHLBNY has opted to retain a modest level of IRR which allows it to preserve its capital value while generating steady and predictable income. In keeping with that philosophy, the FHLBNY’s balance sheet consists of predominantly short-term and LIBOR-based assets and liabilities. More than 80 percent of the FHLBNY’s financial assets are either short-term or LIBOR-based, and a similar percentage of its liabilities are also either short-term or LIBOR based. These positions protect the FHLBNY’s capital from large changes in value arising from interest rate or volatility changes.
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
Risk Measurements. The FHLBNY’s Risk Management Policy sets up a series of risk limits that the FHLBNY calculates on a regular basis. The risk limits are as follows:
•	The option-adjusted DOE is limited to a range of +/- four years in the rates unchanged case and to a range of +/- six years in the +/-200bps shock cases. Due to the low interest rate environment beginning in early 2008, the December 2008, March 2009, June 2009, September 2009, and December 2009 rates were too low for a meaningful parallel down-shock measurement.
•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.
•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under both the +/-200bps shocks compared to the rates unchanged case.
•	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.
•	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-12 months.

The FHLBNY’s portfolio, including its derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure. The FHLBNY’s last five quarterly DOE results are shown in years in the table below (note that, due to the on-going low interest rate environment, there was no down-shock measurement performed between the fourth quarter of 2008 and the fourth quarter of 2009):

	Base Case DOE	-200bps DOE	+200bps DOE
December 31, 2008	-2.05	N/A	1.44
March 31, 2009	-2.24	N/A	1.23
June 30, 2009	-0.83	N/A	1.67
September 30, 2009	-0.39	N/A	3.88
December 31, 2009	0.42	N/A	3.68
The DOE has remained within its limits. Duration indicates any cumulative re-pricing/maturity imbalance in the FHLBNY’s financial assets and liabilities. A positive DOE indicates that, on average, the liabilities will re-price or mature sooner than the assets while a negative DOE indicates that, on average, the assets will re-price or mature earlier than the liabilities. The FHLBNY measures its DOE using software that incorporates any optionality within the FHLBNY’s portfolio using well-known and tested financial pricing theoretical models.
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

One Year Re-
pricing Gap
December 31, 2008	$9.764 Billion
March 31, 2009	$7.593 Billion
June 30, 2009	$5.936 Billion
September 30, 2009	$5.480 Billion
December 31, 2009	$4.626 Billion

The FHLBNY’s review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. The FHLBNY projects asset and liability volumes and spreads over a one-year horizon and then simulates expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the FHLBNY has too much exposure in its net interest income over the coming twelve-month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of the FHLBNY’s expected net interest income under both +/-200bps shocks over the next twelve months is provided in the table below (note that, due to the on-going low interest rate environment, the down-shock measurement was not performed between the fourth quarter of 2008 and the fourth quarter of 2009):

	Sensitivity in	Sensitivity in
	the -200bps	the +200bps
	Shock	Shock
December 31, 2008	N/A	24.73%
March 31, 2009	N/A	13.11%
June 30, 2009	N/A	0.43%
September 30, 2009	N/A	9.23%
December 31, 2009	N/A	4.53%
Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes including optionality and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (note that, due to the on-going low interest rate environment the down-shock measurement was not performed between the fourth quarter of 2008 and the fourth quarter of 2009):

	Down-shock	+200bps Change in
	Change in MVE	MVE
December 31, 2008	N/A	-0.43%
March 31, 2009	N/A	1.01%
June 30, 2009	N/A	-1.81%
September 30, 2009	N/A	-4.68%
December 31, 2009	N/A	-5.08%
As noted, the potential declines under these shocks are within the FHLBNY’s limits of a maximum 10 percent.

The following table displays the FHLBNY’s maturity/re-pricing gaps as of December 31, 2009 (in millions):

	Interest Rate Sensitivity
	December 31, 2009
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$8,621	$124	$371	$249	$587
MBS Investments	6,773	903	2,420	1,167	879
Adjustable-rate loans and advances	14,101	—	—	—	—

Net unswapped	29,495	1,027	2,791	1,416	1,466

Fixed-rate loans and advances	9,588	7,853	16,124	8,254	34,814
Swaps hedging advances	63,852	(6,722)	(14,389)	(7,950)	(34,791)

Net fixed-rate loans and advances	73,441	1,131	1,735	304	23
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$102,935	$2,158	$4,526	$1,720	$1,489

Interest-bearing liabilities:
Deposits	$2,590	$—	$—	$—	$—

Discount notes	28,770	2,057	—	—	—
Swapped discount notes	1,422	(1,422)	—	—	—

Net discount notes	30,193	635	—	—	—

Consolidated Obligation Bonds
FHLB bonds	25,717	16,014	22,829	6,033	2,844
Swaps hedging bonds	39,617	(14,298)	(19,513)	(4,501)	(1,305)

Net FHLB bonds	65,334	1,716	3,316	1,532	1,539

Total interest-bearing liabilities	$98,117	$2,351	$3,316	$1,532	$1,539

Post hedge gaps [1]:
Periodic gap	$4,819	$(193)	$1,210	$188	$(50)
Cumulative gaps	$4,819	$4,626	$5,837	$6,024	$5,974

Note: Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

The following tables display the FHLBNY’s maturity/re-pricing gaps as of December 31, 2008 (in millions):

	Interest Rate Sensitivity
	December 31, 2008
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$18,298	$405	$404	$126	$259
MBS Investments	6,938	2,940	1,801	350	209
Adjustable-rate loans and advances	20,206	—	—	—	—

Net unswapped	45,442	3,345	2,206	475	468

Fixed-rate loans and advances	21,972	3,725	14,712	7,539	35,226
Swaps hedging advances	56,677	(2,842)	(11,801)	(6,864)	(35,170)

Net fixed-rate loans and advances	78,649	882	2,911	675	56
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$124,091	$4,227	$5,117	$1,151	$524

Interest-bearing liabilities:
Deposits	$1,497	$15	$—	$—	$—

Discount notes	43,981	2,348	—	—	—
Swapped discount notes	2,031	(2,031)	—	—	—

Net discount notes	46,012	318	—	—	—

Consolidated Obligation Bonds
FHLB bonds	36,367	16,153	19,613	5,405	3,441
Swaps hedging bonds	32,833	(14,640)	(13,571)	(3,178)	(1,445)

Net FHLB bonds	69,200	1,513	6,043	2,227	1,996

Total interest-bearing liabilities	$116,709	$1,846	$6,043	$2,227	$1,996

Post hedge gaps [1]:
Periodic gap	$7,382	$2,382	$(926)	$(1,076)	$(1,472)
Cumulative gaps	$7,382	$9,764	$8,837	$7,761	$6,289

Note: Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

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
Risk and Control Self-Assessment. FHLBNY’s Risk and Control Self-Assessment incorporates standards for risk and control self-assessment which apply to all businesses and establish Risk and Control Self-Assessment as the process for identifying the risks inherent in a business’ activities and for evaluating and monitoring the effectiveness of the controls over those risks. It is the policy of the FHLBNY to require businesses and staff functions to perform a Risk and Control Self-Assessment on a periodic basis. The Risk and Control Self-Assessment must include documentation of the control environment as well as policies for assessing risks and controls, testing commensurate with risk level and tracking corrective action for control breakdowns or deficiencies. The Risk and Control Self-Assessment also must require periodic reporting to senior management and to the Board’s Audit and Risk Management Committees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PAGE

Financial Statements

Management’s Assessment of Internal Control over Financial Reporting	184

Report of Independent Registered Public Accounting Firm	185

Statements of Condition as of December 31, 2009 and 2008	186

Statements of Income for the years ended December 31, 2009, 2008 and 2007	187

Statements of Capital for the years ended December 31, 2009, 2008 and 2007	188

Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	189

Notes to Financial Statements	191

Supplementary Data

Supplementary financial data for each full quarter within the two years ended December 31, 2009, are included in Item 6. SELECTED FINANCIAL DATA.	34

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, management of the Bank determined that as of December 31, 2009, the Bank’s internal control over financial reporting was effective based on those criteria.
PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm that audited the accompanying Financial Statements has also issued an audit report on the effectiveness of internal control over financial reporting. Their report, which expresses an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2009, appears on the following page.

Federal Home Loan Bank of New York
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of New York:
In our opinion, the accompanying statements of condition and the related statements of income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of New York (the “Bank”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the financial statements, effective January 1, 2009, the Bank adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as held-to-maturity.
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
PricewaterhouseCoopers LLP
New York, NY
March 25, 2010

Federal Home Loan Bank of New York
Statements of Condition (in thousands, except par value)
As of December 31, 2009 and 2008

	December 31,
	2009	2008
Assets
Cash and due from banks (Note 2)	$2,189,252	$18,899
Interest-bearing deposits (Note 3)	—	12,169,096
Federal funds sold	3,450,000	—
Available-for-sale securities, net of unrealized losses of $3,409 and $64,420 at December 31, 2009 and 2008 (Note 5)	2,253,153	2,861,869
Held-to-maturity securities (Note 4)
Long-term securities	10,519,282	10,130,543
Certificates of deposit	—	1,203,000
Advances (Note 6)	94,348,751	109,152,876
Mortgage loans held-for-portfolio, net of allowance for credit losses of $4,498 and $1,406 at December 31, 2009 and 2008 (Note 7)	1,317,547	1,457,885
Accrued interest receivable	340,510	492,856
Premises, software, and equipment	14,792	13,793
Derivative assets (Note 17)	8,280	20,236
Other assets	19,339	18,838

Total assets	$114,460,906	$137,539,891

Liabilities and capital

Liabilities
Deposits (Note 8)
Interest-bearing demand	$2,616,812	$1,333,750
Non-interest bearing demand	6,499	828
Term	7,200	117,400

Total deposits	2,630,511	1,451,978

Consolidated obligations, net (Note 10)
Bonds (Includes $6,035,741 and $998,942 at December 31, 2009 and 2008 at fair value under the fair value option)	74,007,978	82,256,705
Discount notes	30,827,639	46,329,906

Total consolidated obligations	104,835,617	128,586,611

Mandatorily redeemable capital stock (Note 11)	126,294	143,121

Accrued interest payable	277,788	426,144
Affordable Housing Program (Note 12)	144,489	122,449
Payable to REFCORP (Note 12)	24,234	4,780
Derivative liabilities (Note 17)	746,176	861,660
Other liabilities	72,506	75,753

Total liabilities	108,857,615	131,672,496

Commitments and Contingencies (Notes 10, 12, 17 and 19)

Capital (Note 13)
Capital stock ($100 par value), putable, issued and outstanding shares:
50,590 and 55,857 at December 31, 2009 and 2008	5,058,956	5,585,700
Retained earnings	688,874	382,856
Accumulated other comprehensive income (loss) (Note 14)
Net unrealized loss on available-for-sale securities	(3,409)	(64,420)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	(110,570)	—
Net unrealized loss on hedging activities	(22,683)	(30,191)
Employee supplemental retirement plans (Note 16)	(7,877)	(6,550)

Total capital	5,603,291	5,867,395

Total liabilities and capital	$114,460,906	$137,539,891

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Income (in thousands, except per share data)
Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Interest income
Advances (Note 6)	$1,270,643	$3,030,799	$3,495,312
Interest-bearing deposits (Note 3)	19,865	28,012	3,333
Federal funds sold	3,238	77,976	192,845
Available-for-sale securities (Note 5)	28,842	80,746	—
Held-to-maturity securities (Note 4)
Long-term securities	461,491	531,151	596,761
Certificates of deposit	1,626	232,300	408,308
Mortgage loans held-for-portfolio (Note 7)	71,980	77,862	78,937
Loans to other FHLBanks and other (Note 20)	2	33	9

Total interest income	1,857,687	4,058,879	4,775,505

Interest expense
Consolidated obligations-bonds (Note 10)	953,970	2,620,431	3,215,560
Consolidated obligations-discount notes (Note 10)	193,041	697,729	937,534
Deposits (Note 8)	2,512	36,193	106,777
Mandatorily redeemable capital stock (Note 11)	7,507	8,984	11,731
Cash collateral held and other borrowings (Note 20)	49	1,044	4,516

Total interest expense	1,157,079	3,364,381	4,276,118

Net interest income before provision for credit losses	700,608	694,498	499,387

Provision for credit losses on mortgage loans	3,108	773	40

Net interest income after provision for credit losses	697,500	693,725	499,347

Other income (loss)
Service fees	4,165	3,357	3,324
Instruments held at fair value — Unrealized gain (loss) (Note 18)	15,523	(8,325)	—
Total OTTI losses	(140,912)	—	—
Portion of loss recognized in other comprehensive income	120,096	—	—

Net impairment losses recognized in earnings	(20,816)	—	—

Net realized and unrealized gain (loss) on derivatives and hedging activities (Note 17)	164,700	(199,259)	18,356
Net realized gain from sale of available-for-sale and redemption of held-to-maturity securities (Notes 4 and 5)	721	1,058	—
Provision for derivative counterparty credit losses (Notes 17 and 19)	—	(64,523)	—
Other	77	233	(8,180)

Total other income (loss)	164,370	(267,459)	13,500

Other expenses
Operating	76,065	66,263	66,569
Finance Agency and Office of Finance	8,110	6,395	5,193

Total other expenses	84,175	72,658	71,762

Income before assessments	777,695	353,608	441,085

Affordable Housing Program (Note 12)	64,251	29,783	37,204
REFCORP (Note 12)	142,689	64,765	80,776

Total assessments	206,940	94,548	117,980

Net income	$570,755	$259,060	$323,105

Basic earnings per share (Note 15)	$10.88	$5.26	$8.57

Cash dividends paid per share	$4.95	$6.55	$7.51

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Capital (in thousands, except per share data)
Years Ended December 31, 2009, 2008, and 2007

				Accumulated
	Capital Stock[1]			Other		Total
	Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)

Balance, December 31, 2006	35,463	$3,546,253	$368,688	$(10,548)	$3,904,393

Proceeds from sale of capital stock	32,535	3,253,548	—	—	3,253,548
Redemption of capital stock	(22,448)	(2,244,849)	—	—	(2,244,849)
Shares reclassified to mandatorily redeemable capital stock	(1,870)	(186,981)	—	—	(186,981)
Cash dividends ($7.51 per share) on capital stock	—	—	(273,498)	—	(273,498)
Net Income	—	—	323,105	—	323,105	$323,105
Net change in Accumulated other comprehensive income (Loss):
Net unrealized loss on available-for-sale securities	—	—	—	(373)	(373)	(373)
Hedging activities	—	—	—	(25,452)	(25,452)	(25,452)
Employee supplemental retirement plans	—	—	—	698	698	698

						$297,978

Balance, December 31, 2007	43,680	$4,367,971	$418,295	$(35,675)	$4,750,591

Proceeds from sale of capital stock	51,315	$5,131,525	$—	$—	$5,131,525
Redemption of capital stock	(38,490)	(3,849,038)	—	—	(3,849,038)
Shares reclassified to mandatorily redeemable capital stock	(648)	(64,758)	—	—	(64,758)
Cash dividends ($6.55 per share) on capital stock	—	—	(294,499)	—	(294,499)
Net Income	—	—	259,060	—	259,060	$259,060
Net change in Accumulated other comprehensive income (Loss):
Net unrealized loss on available-for-sale securities	—	—	—	(64,047)	(64,047)	(64,047)
Hedging activities	—	—	—	24	24	24
Employee supplemental retirement plans	—	—	—	(1,463)	(1,463)	(1,463)

						$193,574

Balance, December 31, 2008	55,857	$5,585,700	$382,856	$(101,161)	$5,867,395

Proceeds from sale of capital stock	32,095	$3,209,506	$—	$—	$3,209,506
Redemption of capital stock	(36,864)	(3,686,402)	—	—	(3,686,402)
Shares reclassified to mandatorily redeemable capital stock	(498)	(49,848)	—	—	(49,848)
Cash dividends ($4.95 per share) on capital stock	—	—	(264,737)	—	(264,737)
Net Income	—	—	570,755	—	570,755	$570,755
Net change in Accumulated other comprehensive income (Loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	(110,570)	(110,570)	(110,570)
Net unrealized gain on available-for-sale securities	—	—	—	61,011	61,011	61,011
Hedging activities	—	—	—	7,508	7,508	7,508
Employee supplemental retirement plans	—	—	—	(1,327)	(1,327)	(1,327)

						$527,377

Balance, December 31, 2009	50,590	$5,058,956	$688,874	$(144,539)	$5,603,291

[1]	Putable stock
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — (in thousands)
Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Operating activities

Net Income	$570,755	$259,060	$323,105

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(120,715)	(78,409)	106,372
Concessions on consolidated obligations	7,006	8,772	12,810
Premises, software, and equipment	5,405	4,971	4,498
Provision for derivative counterparty credit losses	—	64,523	—
Provision for credit losses on mortgage loans	3,108	773	40
Net realized (gains) from redemption of held-to-maturity securities	(281)	(1,058)	—
Net realized (gains) from sale of available-for-sale securities	(440)	—	—
Credit impairment losses on held-to-maturity securities	20,816	—	—
Change in net fair value adjustments on derivatives and hedging activities	188,151	(386,416)	(6,387)
Change in fair value adjustments on financial instruments held at fair value	(15,523)	8,325	—
Net change in:
Accrued interest receivable	152,345	69,467	(156,200)
Derivative assets due to accrued interest	246,371	185,343	70,134
Derivative liabilities due to accrued interest	(252,684)	78,731	(7,538)
Other assets	814	(67,367)	(18)
Affordable Housing Program liability	22,040	3,397	17,155
Accrued interest payable	(153,033)	(222,109)	(79,345)
REFCORP liability	19,454	(19,218)	6,522
Other liabilities	(1,575)	3,813	(18,483)

Total adjustments	121,259	(346,462)	(50,440)

Net cash provided (used) by operating activities	692,014	(87,402)	272,665

Investing activities
Net change in:
Interest-bearing deposits	13,768,437	(15,609,066)	(396,400)
Federal funds sold	(3,450,000)	4,381,000	(720,000)
Deposits with other FHLBanks	(25)	(67)	(10)
Premises, software, and equipment	(6,404)	(5,610)	(6,545)
Held-to-maturity securities:
Long-term securities
Purchased	(3,511,033)	(2,284,435)	(1,080,245)
Repayments	2,919,664	2,334,966	2,044,987
In-substance maturities	77,701	102,390	—
Net change in certificates of deposit	1,203,000	9,097,200	(4,709,200)
Available-for-sale securities:
Purchased	(710)	(3,244,495)	(13,704)
Proceeds	543,924	335,314	—
Proceeds from sales	132,461	653	144
Advances:
Principal collected	370,709,084	596,335,124	397,682,249
Made	(358,067,057)	(619,122,796)	(419,285,033)
Mortgage loans held-for-portfolio:
Principal collected	285,888	170,272	165,262
Purchased and originated	(150,058)	(138,255)	(175,148)
Principal collected on other loans made	—	—	113
Loans to other FHLBanks
Loans made	(472,000)	(661,000)	(55,000)
Principal collected	472,000	716,000	—

Net cash provided (used) by investing activities	24,454,872	(27,592,805)	(26,548,530)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — (in thousands)
Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Financing activities
Net change in:
Deposits and other borrowings [1]	$772,634	$328,165	$(766,373)
Short-term loans from other FHLBanks:
Proceeds from loans	135,000	1,260,000	662,000
Payments for loans	(135,000)	(1,260,000)	(662,000)
Consolidated obligation bonds:
Proceeds from issuance	54,502,275	62,035,840	42,535,228
Payments for maturing and early retirement	(62,024,547)	(47,118,882)	(38,180,904)
Payments for transfers to other FHLBanks	—	—	(490,884)
Consolidated obligation discount notes:
Proceeds from issuance	862,167,891	686,114,086	441,178,795
Payments for maturing	(877,586,478)	(674,495,767)	(418,707,804)
Capital stock:
Proceeds from issuance	3,209,506	5,131,525	3,253,548
Payments for redemption / repurchase	(3,686,402)	(3,849,038)	(2,244,849)
Redemption of Mandatorily redeemable capital stock	(66,675)	(160,233)	(58,335)
Cash dividends paid [2]	(264,737)	(294,499)	(273,498)

Net cash (used) provided by financing activities	(22,976,533)	27,691,197	26,244,924

Net increase (decrease) in cash and cash equivalents	2,170,353	10,990	(30,941)

Cash and cash equivalents at beginning of the period	18,899	7,909	38,850

Cash and cash equivalents at end of the period	$2,189,252	$18,899	$7,909

Supplemental disclosures:
Interest paid	$1,401,932	$2,821,378	$3,419,404
Affordable Housing Program payments [3]	$42,211	$26,386	$20,050
REFCORP payments	$123,235	$83,983	$74,253
Transfers of mortgage loans to real estate owned	$1,400	$755	$356
Portion of non-credit OTTI losses on held-to-maturity securities	$120,096	$—	$—

[1]	Cash flows from derivatives considered as financing activity — $343,018 cash out-flows in 2009; $450,393 cash in-flows in 2008; and $0 in 2007.

[2]	Does not include payments to holders of Mandatorily redeemable capital stock.

[3]	AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
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
The FHLBNY obtains its funds from several sources. A primary source is the issuance of FHLBank debt instruments, called consolidated obligations, to the public. The issuances and servicing of consolidated obligations are performed by the Office of Finance, a joint office of the FHLBanks. These debt instruments represent the joint and several obligations of all the FHLBanks. Additional sources of FHLBNY funding are member deposits and the issuance of capital stock. Deposits may be accepted from member financial institutions and federal instrumentalities.
Members of the cooperative must purchase FHLBNY stock according to regulatory requirements (For more information, see Note 11 — Mandatorily Redeemable Capital Stock and Note 13 — Capital). The business of the cooperative is to provide liquidity for the members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, the Bank operates such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district. All members are required to purchase capital stock in the FHLBNY as a condition of membership. A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired an FHLBNY member. Because the Bank operates as a cooperative, the FHLBNY conducts business with related parties in the normal course of business and considers all members and non-member stockholders as related parties in addition to the other FHLBanks. See Note 20 — Related party transactions.
The FHLBNY’s primary business is making collateralized advances to members which is the principal factor that impacts the financial condition of the FHLBNY.
Since July 30, 2008, the FHLBNY has been supervised and regulated by the Federal Housing Finance Agency (“Finance Agency”), which is an independent agency in the executive branch of the U.S. government. With the passage of the “Housing and Economic Recovery Act of 2008” (“Housing Act”), the Finance Agency was established and became the new independent Federal regulator (the “Regulator”) of the FHLBanks, effective July 30, 2008. The Federal Housing Finance Board (“Finance Board”), the FHLBanks’ former regulator, was merged into the Finance Agency as of October 27, 2008. The Finance Board was abolished one year after the date of enactment of the Housing Act. Finance Board regulations, orders, determinations and resolutions remain in effect until modified, terminated, set aside or superseded in accordance with the Housing Act by the FHFA Director, a court of competent jurisdiction or by operation of the law.

Federal Home Loan Bank of New York
Notes to Financial Statements
As of July 2008, the FHLBNY is supervised and regulated by the Federal Housing Finance Agency (“Finance Agency”), which is an independent agency in the executive branch of the U.S. government. The Finance Agency’s mission statement is to provide effective supervision, regulation and housing mission oversight of Fannie Mae, Freddie Mac and the Federal Home Loan Banks to promote their safety and soundness, support housing finance and affordable housing, and to support a stable and liquid mortgage market. However, while the Finance Agency establishes regulations governing the operations of the FHLBanks, the Bank functions as a separate entity with its own management, employees and board of directors.
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
Each FHLBank is required to pay 20 percent of income calculated in accordance with accounting principles generally accepted in the U.S. (“GAAP”) after the assessment for the Affordable Housing Program, but before the assessment for REFCORP. The Affordable Housing Program and REFCORP assessments are calculated simultaneously because of their dependence on each other. The FHLBNY accrues its REFCORP assessment on a monthly basis.
The Resolution Funding Corporation has been designated as the calculation agent for the Affordable Housing Program and REFCORP assessments. Each FHLBank provides the amount of quarterly income before Affordable Housing Program and REFCORP assessments and other information to the Resolution Funding Corporation, which then performs the calculations for each quarter end.

Federal Home Loan Bank of New York
Notes to Financial Statements
Affordable Housing Program (“AHP”) Assessments. Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the Affordable Housing Program the greater of $100 million or 10 percent of regulatory defined net income. Regulatory defined net income is GAAP net income before interest expense related to mandatorily redeemable capital stock under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity, and the assessment for Affordable Housing Program, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. The FHLBNY accrues the AHP expense monthly.
Note 1. Significant Accounting Policies and Estimates, and Recently Issued Accounting Standards and Interpretations.
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
Fair Value Measurements and Disclosures — The accounting standard on fair value measurements and disclosures discusses how entities should measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources or those that can be directly corroborated to market sources, while unobservable inputs reflect the FHLBNY’s market assumptions. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal or most advantageous market for the asset or liability between market participants at the measurement date. This definition is based on an exit price rather than transaction or entry price.
Valuation Techniques — Three valuation techniques are prescribed under the fair value measurement standards — Market approach, Income approach and Cost approach. Valuation techniques for which sufficient data is available and that are appropriate under the circumstances should be used.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
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
At December 31, 2009 and 2008, the FHLBNY measured and recorded fair values using the above guidance for derivatives, available-for-sale securities, and certain consolidated obligation bonds that were designated under the fair value option accounting (“FVO”). At December 31, 2009 and 2008, the Bank had designated consolidated obligation debt of $6.0 billion and $983.0 million under the FVO. Held-to-maturity securities determined to be credit impaired or OTTI at December 31, 2009 were also measured at fair value on a non-recurring basis. Recorded fair values of OTTI securities were $42.9 million at December 31, 2009. No fair values were recorded on a non-recurring basis at December 31, 2008.
Fair Values of Derivative positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities under hedge accounting rules to mitigate fair value risks. In addition, the Bank records the fair value of an insignificant amount of mortgage-delivery commitments as derivatives. For additional information, see Note 17 - Derivatives and hedging activities.
Valuations of derivative assets and liabilities reflect the value of the instrument including the value associated with counterparty risk. Derivative values also take into account the FHLBNY’s own credit standing. The computed fair values of the FHLBNY’s OTC derivatives take into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The agreements include collateral thresholds that reflect the net credit differential between the FHLBNY and its derivative counterparties. On a contract-by-contract basis, the collateral and netting arrangements sufficiently mitigated the impact of the credit differential between the FHLBNY and its derivative counterparties to an immaterial level such that an adjustment for nonperformance risk was not deemed necessary. Fair values of the derivatives were computed using quantitative models and employed multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. These multiple market inputs were predominantly actively quoted and verifiable through external sources, including brokers and market transactions.

Federal Home Loan Bank of New York
Notes to Financial Statements
Fair Values of investments classified as available-for-sale securities — Changes in the values of available-for-sale securities are recorded in Accumulated other comprehensive income (loss), a component of members’ capital, with an offset to the recorded value of the investments in the Statements of Condition. The Bank’s investments classified as available-for-sale (“AFS”) are comprised of mortgage-backed securities that are GSE issued, variable-rate, collateralized mortgage obligations and are marketable at their recorded fair values. A small percentage of the AFS portfolio at December 31, 2009 and 2008 consisted of investments in equity and bond mutual funds held by grantor trusts owned by the FHLBNY. The unit prices, or the “Net asset values,” of the underlying mutual funds were available through publicly viewable web sites and the units were marketable at recorded fair values.
The fair values of these investment securities are estimated by management using specialized pricing services that employ pricing models or quoted prices of securities with similar characteristics. Inputs into the pricing models are market based and observable. Examples of securities, which would generally be classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined under the accounting standard for fair value measurements and disclosures, include GSE issued collateralized mortgage obligations and money market funds.
See Note 18 — Fair Values of financial instruments — for additional disclosures about fair values and Levels associated with assets and liabilities recorded on the Bank’s Statements of Condition at December 31, 2009 and 2008.
Fair Value of held-to-maturity securities on a Nonrecurring Basis — Certain held-to-maturity investment securities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments when there is evidence of other-than-temporary impairment. In accordance with the guidance on recognition and presentation of other-than-temporary impairment, certain held-to-maturity mortgage-backed securities were determined to be credit impaired at December 31, 2009 and the securities were recorded at their fair values of $42.9 million on a non-recurring basis. For more information, see Note 4 — Held-to-maturity securities.
Financial Assets and Financial Liabilities recorded under the Fair Value Option — The accounting standards on the fair value option for financial assets and liabilities, created a fair value option (“FVO”) allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. In the third quarter of 2008 and thereafter, the FHLBNY has elected the FVO designation for certain consolidated obligation bonds. The changes in fair values of the designated bonds are economically hedged by interest rate swaps. See Note 18 — Fair Values of financial instruments for more information.
Investments
Early adoption by the FHLBNY of the guidance on disclosures about the fair value of financial instruments at January 1, 2009 required the Bank to incorporate certain clarifications and definitions in its investment policies. The new guidance amends the accounting rules for investments in debt and equity securities, and is primarily intended to provide greater clarity to investors about the credit and noncredit component of an Other-than-temporary impairment (“OTTI”) event and to more effectively communicate when an OTTI event has occurred. The new guidance has been incorporated in the Bank’s investment policies as summarized below.

Federal Home Loan Bank of New York
Notes to Financial Statements
Held-to-maturity securities — The FHLBNY classifies investments for which it has both the ability and intent to hold to maturity as held-to-maturity investments. Such investments are recorded at amortized cost basis, which includes adjustments made to the cost of an investment for accretion and amortization of discounts and premiums, collection of cash, and fair value hedge accounting adjustments. If a held-to-maturity security is determined to be OTTI, the amortized cost basis of the security is adjusted for credit losses. Amortized cost basis of a held-to-maturity OTTI security is further adjusted for impairment related to all other factors (also referred to as the non-credit component of OTTI) and recognized in Accumulated other comprehensive income (loss); the adjusted amortized cost basis is the carrying value of the OTTI security as reported in the Statements of Condition. Carrying value for a held-to-maturity security that is not OTTI is its amortized cost basis.
Under the accounting guidance for investments in debt and equity securities, changes in circumstances may cause the FHLBNY to change its intent to hold certain securities to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the FHLBNY that could not have been reasonably anticipated may cause the FHLBNY to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity. The Bank did not transfer or sell any held-to-maturity securities due to changes in circumstances in 2009, 2008 or 2007.
In accordance with accounting guidance for investments in debt and equity securities, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) such that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale of a security occurs after the FHLBNY has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition.
Available-for-sale securities — The FHLBNY classifies investments that it may sell before maturity as available-for-sale and carries them at fair value.
Until available-for-sale securities (“AFS”) are sold or expected to be sold, changes in fair values are recorded in Accumulated other comprehensive income (loss) as Net unrealized gain or (loss) on available-for-sale securities. If available-for-sale securities had been hedged under a fair value hedge qualifying for hedge accounting, the FHLBNY would record the portion of the change in fair value related to the risk being hedged in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities together with the related change in the fair value of the derivative, and would record the remainder of the change in Accumulated other comprehensive income (loss) as a Net unrealized gain (loss) on available-for-sale securities. If available-for-sale securities had been hedged under a cash flow hedge qualifying for hedge accounting, the FHLBNY would record the effective portion of the change in value of the derivative related to the risk being hedged in Accumulated other comprehensive income (loss) (“AOCI”) as a Net unrealized gain (loss) on derivatives and hedging activities. The ineffective portion would be recorded in Other income (loss) and presented as a Net realized and unrealized gain (loss) on derivatives and hedging activities.

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
Other-than-temporary impairment (“OTTI”) — Accounting and Governance Policies — Impairment analysis, Pricing of mortgage-backed securities, and Bond insurer methodology.
The FHLBNY regularly evaluates its investments for impairment and determines if unrealized losses are temporary based in part on the creditworthiness of the issuers, and in part on the underlying collateral within the structure of the security and the cash flows expected to be collected on the security. A security is considered impaired if its fair value is less than its amortized cost basis. If management has made a decision to sell such an impaired security, OTTI is considered to have occurred. If a decision to sell the impaired investment has not been made, but management concludes that it is more likely than not that it will be required to sell such a security before recovery of the amortized cost basis of the security, an OTTI is also considered to have occurred.
Even if management does not intend to sell such an impaired security, an OTTI has occurred if cash flow analysis determines that a credit loss exists. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is a credit loss. To determine if a credit loss exists, management compares the present value of the cash flows expected to be collected to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the security’s amortized cost, an OTTI exists, irrespective of whether management will be required to sell such a security. The Bank’s methodology to calculate the present value of expected cash flows is to discount the expected cash flows (principal and interest) of a fixed-rate security, that is being evaluated for OTTI, by using the effective interest rate of the security as of the date it was acquired. For a variable-rate security that is evaluated for OTTI, the expected cash flows are computed using a forward-rate curve. To calculate the present value of expected cash flows of a variable-rate security, the cash flows are discounted using the forward rates.
If management determines that it intends to sell a security in an unrealized loss position or can no longer assert that it will not be required to sell such as security before recovery of the amortized cost basis of the security, the entire impairment is considered OTTI and is recorded as a charge to earnings in the period management reaches such a decision.
However, if management determines that OTTI exists only because of a credit loss (even if it does not intend to sell or it will not be required to sell such a security), the amount of OTTI related to credit loss will affect earnings and the amount of loss related to factors other than credit loss is recognized as a component of AOCI.

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
For securities designated as available-for-sale, subsequent unrealized changes to the fair values (other than OTTI) are recorded in AOCI. For securities designated as held-to-maturity, the amount of OTTI recorded in AOCI for the non-credit component of OTTI is amortized prospectively over the remaining life of the securities based on the timing and amounts of estimated future cash flows. Amortization out of AOCI is offset by an increase in the carrying value of securities until the securities are repaid or are sold or subsequent OTTI is recognized in earnings.
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
OTTI FHLBank System Governance Committee — On April 28, 2009, and May 7, 2009, the Finance Agency, the FHLBanks’ regulator, provided the FHLBanks with guidance on the process for determining OTTI with respect to the FHLBanks’ holdings of private-label MBS and their adoption of the guidance for recognition and presentation of other-than-temporary impairment in the first quarter of 2009. The goal of the guidance is to promote consistency among all FHLBanks in the process for determining OTTI for private-label MBS.
Beginning with the second quarter of 2009, consistent with the objectives of the Finance Agency, the FHLBanks formed an OTTI Governance Committee (“OTTI Committee”) with the responsibility for reviewing and approving key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate the cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The OTTI Committee charter was approved on June 11, 2009, and provides a formal process by which the FHLBanks can provide input on and approve the assumptions.
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
The OTTI Committee’s role and scope with respect to the assessment of credit impairment for the FHLBNY’s private-label MBS are discussed further in the section “Impairment analysis of mortgage-backed securities”.

Federal Home Loan Bank of New York
Notes to Financial Statements
FHLBank System Pricing Committee — In an effort to achieve consistency among the FHLBanks’ pricing of investments of mortgage-backed securities, in the third quarter of 2009, the FHLBanks also formed the MBS Pricing Governance Committee, which was responsible for developing a fair value methodology for mortgage-backed securities that all FHLBanks could adopt. Consistent with the guidance from the Pricing Committee, the FHLBNY updated its methodology used to estimate the fair value of mortgage-backed securities starting with the interim period ended September 30, 2009. Under the approved methodology, the FHLBNY requests prices for all mortgage-backed securities from four specific third-party vendors. Prior to the change, the FHLBNY used three of the four vendors specified by the Pricing Committee. Depending on the number of prices received from the four vendors for each security, the FHLBNY selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review by the FHLBNY. In certain limited instances (i.e., when prices are outside of variance thresholds or the third-party services do not provide a price), the FHLBNY obtains a price from securities dealers that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for CUSIPs held in common with other FHLBanks are reviewed for consistency. The incorporation of the Pricing Committee guidelines did not have a significant impact in the FHLBNY’s estimate of the fair values of its investment securities at implementation of the policy as of September 30, 2009.
Bond Insurer analysis — Certain held-to-maturity private-label MBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The FHLBNY performs cash flow credit impairment tests on all of its private-label insured securities, and the analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due. If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.
Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to assess the ability of the monoline insurers to meet future insurance obligations.
The methodology calculates the length of time a monoline is expected to remain financially viable to pay claims for securities insured. It employs, for the most part, publicly available information to identify cash flows used up by a monoline for insurance claims. Based on the monoline’s existing insurance reserves, the methodology attempts to predict the length of time over which the monoline’s claims-paying resources could sustain bond insurance losses. The methodology establishes boundaries that can be used on a consistent basis, and includes both quantitative factors and qualitative considerations that management utilizes to estimate the period of time that it is probable that the Bank’s insured securities will receive cash flow support from the monolines.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
For reasons outlined in previous paragraphs, the FHLBNY believes that bond insurance is an inherent aspect of credit support within the structure of the security itself and it is appropriate to include insurance in its evaluation of expected cash flows and determination of OTTI. The FHLBNY has also established that the terms of insurance enable the insurance to travel with the security if the security is sold in the future. Currently, the monolines that provide insurance for the Bank’s securities are going concerns and are honoring claims with their existing capital resources. Within the boundaries set in the methodology outlined above, the Bank believes it is appropriate to assert that insurer credit support can be relied upon over a certain period of time. As with all assumptions, changes to these assumptions may result in materially different outcomes and the realization of additional other-than-temporary impairment charges in the future.
Impairment analysis of mortgage-backed securities
Securities with a fair value below amortized cost basis are considered impaired. Determining whether a decline in fair value is OTTI requires significant judgment. The FHLBNY evaluates its individual held-to-maturity investment in private-label issued mortgage- and asset-backed securities for OTTI on a quarterly basis. As part of this process, the FHLBNY assesses if it has the intent to sell the security or it is more likely than not that it will be required to sell the impaired investment before recovery of its amortized cost basis. To assess whether the entire amortized cost basis of the FHLBNY’s private-label MBS will be recovered in future periods, beginning with the quarters ended September 30, 2009 and at December 31, 2009, the Bank performed OTTI analysis by cash flow testing 100 percent of its 54 private-label MBS at September 30, 2009 and December 31, 2009. At December 31, 2008, and at the first two quarters of 2009, the FHLBNY’ methodology was to analyze all its private-label MBS to isolate securities that were considered to be at risk of OTTI and to perform cash flow analysis on securities at risk of OTTI.
At December 31, 2008, the FHLBNY’s screening and monitoring process, which included pricing, credit rating and credit enhancement coverage, had identified 21 private-label MBS with weak performance measures indicating the possibility of OTTI, and were cash flow tested for credit impairment. See Note 4 — Held-to-maturity securities for more information about credit impaired securities.
Cash flow analysis derived from the FHLBNY’s own assumptions — Assessment for OTTI employed by the FHLBNY’s own techniques and assumptions were determined primarily using historical performance data of the 54 private-label MBS. These assumptions and performance measures were benchmarked by comparing to performance parameters from “market consensus”, to data obtained from specialized consulting services, and to the assumptions and parameters provided by the OTTI Committee for the FHLBNY’s private-label MBS, which represented about 50 percent of the FHLBNY’s private-label MBS portfolio.
The FHLBNY’s analysis was performed using an internal process, as described below, to develop bond performance parameters and a third party model was used to generate expected cash flows to be collected. The Bank’s internal process calculated the historical average of each bond’s prepayments, defaults, and loss severities, and considered other factors such as delinquencies and foreclosures. Management’s assumptions were primarily based on historical performance statistics extracted from reports from trustees, loan servicer reports and other sources. In arriving at historical performance assumptions, which is the FHLBNY’s expected case assumptions, the FHLBNY also considered various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the debt securities; the underlying type of collateral; the year of securitization or vintage, the duration and level of the unrealized loss, credit enhancements, if any; and other collateral-related characteristics such as FICO® credit scores, and delinquency rates. The relative importance of this information varies based on the facts and circumstances surrounding each security as well as the economic environment at the time of assessment.

Federal Home Loan Bank of New York
Notes to Financial Statements
Each bond’s performance parameters, primarily prepayments, defaults and loss severities, which were calculated by the Bank’s internal approach were then input into a third party specialized cash flow model that allocated the projected collateral level losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancements for the senior securities were derived from the presence of subordinate securities, losses were generally allocated first to the subordinate securities until their principal balance was reduced to zero.
If the security is insured by a bond insurer and the security relies on the insurer for support either currently or potentially in future periods, the FHLBNY performed another analysis to assess the financial strength of the monoline insurers. The results of the insurer financial analysis (“monoline burn-out period”) were then incorporated in the third-party cash flow model, as a key input. If the cash flow model projected cash flow shortfalls (credit impairment) on an insured security, the monoline’s burn-out period, an end date for credit support, was then input to the cash flow model. The end date, also referred to as the burn-out date, provided the necessary information as an input to the cash flow model for the continuation of cash flows up till the burn-out date. Any cash flow shortfalls that occurred beyond the “burn-out” date were considered to be not recoverable and the insured security was then deemed to be credit impaired.
Role and scope of the OTTI Governance Committee
Starting with the third quarter, the OTTI Committee has adopted guidelines that each FHLBank should assess credit impairment by cash flow testing of 100 percent of private-label securities that are within its scope. Of the 54 private-label MBS owned by the FHLBNY, 27 MBS backed by sub-prime loans, home equity loans, and manufactured housing loans were deemed to be outside the scope of the OTTI Committee because sufficient loan level collateral data was not available to determine the assumptions under the OTTI Committee’s approach described below. The remaining 27 securities were modeled in the OTTI Committee common platform. The FHLBNY developed key modeling assumptions and forecasted cash flows using the FHLBNY’s own assumptions for 100 percent of its private-label MBS.
Cash flow derived from the OTTI Committee common platform — Consistent with the guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to perform cash-flow analyses for the securities within the scope of the OTTI Committee as a means of benchmarking the FHLBNY’s own cash flow analysis. FHLBank of San Francisco cash flow tested 13 private-label prime residential MBS, with total unpaid principal balance of $372.9 million at December 31, 2009. The FHLBank of Chicago cash flow tested 14 private-label home equity residential mortgage-backed subprime securities, with total unpaid principal balance of $187.7 million at December 31, 2009. Although the FHLBNY has engaged the two FHLBanks to perform the cash flow analysis for the 27 private-label MBS, the FHLBNY is ultimately responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and performing the required present value calculations using appropriate historical cost bases and yields.
The two FHLBanks performed cash flow analysis for the FHLBNY’s private-label securities in scope using two third-party models to establish the modeling assumptions and calculate the forecasted cash flows in the structure of the MBS. The first model considered borrower characteristics and the particular attributes of the loans underlying a security in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which were based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks’ housing price forecast at December 31, 2009 assumed CBSA level current-to-through home price declines ranging from 0 percent to 15 percent over the next 9 to 15 months. Thereafter, home prices were projected to increase 0 percent in the first six months, 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year.

Federal Home Loan Bank of New York
Notes to Financial Statements
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
The projected cash flows were based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on model approach described above reflects a best estimate scenario and includes a base case current-to-through housing price forecast and a base case housing price recovery path described in the prior paragraph. The cash flows tested on the securities within the scope of the OTTI Committee resulted in the credit impairment of three securities, which were also deemed to be credit impaired by the FHLBNY’s cash flow analysis.
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
Advances
The FHLBNY reports advances at amortized cost, net of unearned commitment fees, discounts and premiums, (discounts are generally associated with advances for the Affordable Housing Program) and any hedging adjustments. The FHLBNY records interest on advances to income as earned, and amortizes the premium and accretes the discounts on advances to interest income using a level-yield methodology. Following the requirements of the Federal Home Loan Bank Act of 1932 (“FHLBank Act”), as amended, the FHLBNY obtains sufficient collateral on advances to protect it from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the FHLBNY, and other eligible real estate related assets. Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances. As Note 6-Advances more fully describes, community financial institutions (FDIC-insured institutions with assets of $1.0 billion or less during 2009) are subject to more expanded statutory collateral rules for small business and agricultural loans. The FHLBNY has not incurred any credit losses on advances since its inception. Based upon financial condition of its borrowers, the collateral held as security on the advances and repayment history, management of the FHLBNY believes that an allowance for credit losses on advances is unnecessary.

Federal Home Loan Bank of New York
Notes to Financial Statements
Prepayment Fees on advances
The FHLBNY charges a member a prepayment fee when the member prepays certain advances before the original maturity. The FHLBNY records prepayment fees net of fair value basis adjustments included in the book basis of the advance as interest income from advances. From time to time, the FHLBNY will enter into an agreement with a member to modify the terms of an existing advance. The FHLBNY evaluates whether the modified advance meets the accounting criteria to qualify as a modification of an existing advance or as a new advance in accordance with provisions under creditor’s accounting for a modification or exchange of debt instruments. If the new advance qualifies as a modification of the existing hedged advance, the hedging fair value adjustments and the net prepayment fee on the prepaid advance are recorded in the carrying value of the modified advance and amortized over the life of the modified advance as interest income from advances.
For advances that are hedged and meet the accounting standards for derivatives and hedging, the FHLBNY terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the FHLBNY funds a new advance to a member concurrent with the prepayment of a previous advance to that member, the FHLBNY evaluates whether the new advance qualifies as a modification of the original advance. The evaluation includes analysis of (i) whether the effective yield on the new advance is at least equal to the effective yield for a comparable advance to a similar member that is not refinancing or restructuring and (ii) whether the modification of the original advance is more than minor. If the new advance qualifies as a modification of the original hedged advance, the fair value gains or losses of the advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized to interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria in accordance with accounting standards for derivatives and hedging, basis adjustments continue to be made after the modification, and subsequent value changes attributable to hedged risks are recorded in Other income (loss) as Net realized and unrealized gain (loss) on derivatives and hedging activities.
If the FHLBNY determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance and the net prepayment fees are recorded as interest income from advances.

Federal Home Loan Bank of New York
Notes to Financial Statements
Mortgage Loans Held-for-portfolio
The FHLBNY participates in the Mortgage Partnership Finance program® (“MPF” ®) by purchasing and originating conventional mortgage loans from its participating members, hereafter referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans purchased were not a significant total of the outstanding mortgage loans held-for-portfolio at December 31, 2009 and 2008. The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities. The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers. Collectability of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80 percent at origination, which is paid for by the borrower. Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”) for which the maximum exposure is estimated to be $13.9 million and $13.8 million at December 31, 2009 and 2008. The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI. The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY or originates as an agent for the FHLBNY (only relates to MPF 100 product). For assuming this risk, PFIs receive monthly “credit enhancement fees” from the FHLBNY.
The amount of the credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement becomes an obligation of the PFI. For certain MPF products, the credit enhancement fee is accrued and paid each month. For other MPF products, the credit enhancement fee is accrued and paid monthly after the FHLBNY has accrued 12 months of credit enhancement fees.
Delivery commitment fees are charged to a PFI for extending the scheduled delivery period of the loans. Pair-off fees may be assessed and charged to PFI when the settlement of the delivery commitment (1) fails to occur, or (2) the principal amount of the loans purchased by the FHLBNY under a delivery commitment is not equal to the contract amount beyond established limits.
The FHLBNY records credit enhancement fees as a reduction to mortgage loan interest income. The FHLBNY records other non-origination fees, such as delivery commitment extension fees and pair-off-fees, as derivative income over the life of the commitment. All such fees were inconsequential for all periods reported. The FHLBNY defers and amortizes premiums, costs, and discounts as interest income using the level yield method to the loan’s contractual maturities. The FHLBNY classifies mortgage loans as held-for-portfolio and, accordingly, reports them at their principal amount outstanding, net of premiums, costs and discounts, which is the fair value of the mortgage loan on settlement date.
The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income.
Allowance for credit losses on mortgage loans. The Bank reviews its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the principal and interest. Mortgage loans, that are either classified under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due, are separated from the aggregate pool and evaluated separately for impairment.
The allowance for credit losses on mortgage loans was $4.5 million and $1.4 million as of December 31, 2009 and 2008.

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
If adversely classified, or on non-accrual status, reserves for conventional mortgage loans, except FHA and VA insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses are reserved. FHA and VA insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicers defaulting on their obligations. FHA and VA insured mortgage loans, if adversely classified, would have reserves established only in the event of a default of a PFI, and would be based on aging, collateral value and estimated costs to recover any uninsured portion of the MPF loan.
The FHLBNY also holds participation interests in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program. Acquisition of participations under the CMA program was suspended indefinitely in November 2001, and the outstanding balance was approximately $3.9 million and $4.0 million at December 31, 2009 and 2008. If adversely classified, CMA loans will have additional reserves established based on the shortfall of the underlying estimated liquidation value of collateral to cover the remaining balance of the CMA loan. Reserve values are calculated by subtracting the estimated liquidation value of the collateral (after sale value) from the current remaining balance of the CMA loan.
Mandatorily Redeemable Capital Stock
Generally, the FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY, subject to certain conditions, and is subject to the provisions under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity. Dividends related to capital stock classified as mandatorily redeemable stock are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income.
Mandatorily redeemable capital stock at December 31, 2009 and 2008 represented stocks held by former members who were no longer members by virtue of being acquired by members of another FHLBank. Under existing practice, such stock will be repurchased when the stock is no longer required to support outstanding transactions with the FHLBNY. The FHLBNY repurchases excess stock upon the receipt of a request for redemption of such stock from a member, and the member’s stock is typically repurchased by the Bank by the next business day.
Redemption rights under the Capital Plan
Under the FHLBNY’s Capital Plan, no provision is available for the member to request the redemption of stock in excess of the stock required to support the member’s business transactions with the FHLBNY. This type of stock is referred to as “Activity-Based Stock” in the Capital Plan. However, the FHLBNY may at its discretion repurchase excess Activity-Based Stock. Separately, the member may request the redemption of Membership Capital Stock (the capital stock representing the member’s basic investment in the FHLBNY) in excess of the member’s Membership Stock purchase requirement, and the FHLBNY may also in its discretion repurchase such excess stock.
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
Under the Capital Plan, when a member delivers a notification of its intent to withdraw from membership, the reclassification from equity to a liability will become effective upon receipt of the notification. The FHLBNY considers the member’s intent regarding such notification to be substantive in nature and, therefore, reclassification to a liability will be made at the time the notification of the intent to withdraw is delivered. There was one request for voluntary withdrawal and one termination from membership due to insolvency during 2009 and none during 2008. When a member is acquired by a non-member, the FHLBNY reclassifies stock of former members to a liability on the day the member’s charter is dissolved.
In compliance with the accounting guidance for certain financial instruments with characteristics of both liabilities and equity, the FHLBNY reclassifies stock subject to mandatory redemption from equity to a liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Shares of capital stock meeting this definition are reclassified to a liability at fair value. Unpaid dividends related to capital stock reclassified as a liability are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income. The repurchase of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.
The Bank reports capital stock subject to mandatory redemption at the redemption value of the stock, which is par plus accrued estimated dividends. Accrued estimated dividends were not material and were included with interest payable in the Statements of Condition. The FHLBanks have a unique cooperative structure. Stocks can only be acquired and redeemed at par value. Shares are not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.

Federal Home Loan Bank of New York
Notes to Financial Statements
Affordable Housing Program
The FHLBank Act requires each FHLBank to establish and fund an AHP (see Note 12 — Affordable Housing Program and REFCORP). The FHLBNY charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The FHLBNY also issues AHP advances at interest rates below the customary interest rates for non-subsidized advances. When the FHLBNY makes an AHP advance, the present value of the variation in the cash flow caused by the difference between the AHP advance interest rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability. The amounts are then recorded as a discount on the AHP advance, and were inconsequential for all years reported. As an alternative, the FHLBNY has the authority to make the AHP subsidy available to members as a grant.
AHP assessment is based on a fixed percentage of income before assessments and before adjustment for dividends associated with mandatorily redeemable capital stock. Dividend payments are reported as interest expense in accordance with the accounting guidance for certain financial instruments with characteristics of both liabilities and equity. If the FHLBNY incurs a loss for the entire year, no AHP assessment or assessment credit is due or accrued, as explained more fully in Note 12 - Affordable Housing Program and REFCORP.
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
Derivatives
The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors if the derivative counterparties default and the related collateral, if any, is of insufficient value to the FHLBNY. Accounting for derivatives is addressed under accounting standards for derivatives and hedging. All derivatives are recognized on the balance sheet at their estimated fair values, including accrued unpaid interest as either a derivative asset or a derivative liability net of cash collateral received from and pledged to derivative counterparties.
Each derivative is designated as one of the following:
(1)	a qualifying [1] hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value” hedge);
(2)	a qualifying [1] hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge);
(3)	a non-qualifying [1] hedge of an asset or liability (“economic hedge”) for asset-liability management purposes; or
(4)	a non-qualifying [1] hedge of another derivative (an “intermediation” hedge) that is offered as a product to members or used to offset other derivatives with non-member counterparties.

[1]	Note: The terms “qualifying” and “non-qualifying” refer to accounting standards for derivatives and hedging.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY had no foreign currency assets, liabilities or hedges in 2009, 2008 or 2007.
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
Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are reported in AOCI, a component of equity, until earnings are affected by the variability of the cash flows of the hedged transaction (i.e., until the recognition of interest on a variable rate asset or liability is recorded in earnings).
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
The FHLBNY considers hedges of committed advances and consolidated obligation bonds eligible for the “short cut” provisions, under accounting standards for derivatives and hedging, as long as settlement of the committed asset or liability occurs within the market settlement conventions for that type of instrument. A short-cut hedge is a highly effective hedging relationship that uses an interest rate swap as the hedging instrument to hedge a recognized asset or liability and that meets the criteria under the accounting standards for derivatives and hedging to qualify for an assumption of no ineffectiveness. To meet the short-cut provisions that assumes no ineffectiveness, the FHLBNY expects the fair value of the swap to be zero on the date the FHLBNY designates the hedge.
For both fair value and cash flow hedges that qualify for hedge accounting treatment, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) are recorded in current period’s earnings in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. The differentials between accruals of interest income and expense on derivatives designated as fair value or cash flow hedges that qualify for hedge accounting treatment are recognized as adjustments to the interest income or expense of the hedged advances and consolidated obligations.
Changes in the fair value of a derivative not qualifying as a hedge are recorded in current period earnings with no fair value adjustment to the asset or liability being hedged. Both the net interest and the fair value adjustments on the derivative are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. Interest income and expense and changes in fair values derivatives designated as economic hedges (also referred to as standalone hedges), or as intermediated derivatives for members are also recorded in the manner described above.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY routinely issues debt and makes advances in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLBNY assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If the FHLBNY determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, standalone instrument with the same terms would qualify as a derivative instrument, the embedded derivative would be separated from the host contract as prescribed for hybrid financial instruments under accounting standards for derivatives and hedge accounting, and carried at fair value. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, the changes in fair value would be reported in current earnings (such as an investment security classified as “trading”; or, if the FHLBNY cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and no portion of the contract would be designated as a hedging instrument. The FHLBNY had no financial instruments with embedded derivatives that required bifurcation at December 31, 2009 and 2008.
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
When hedge accounting is discontinued because the FHLBNY determines that the derivative no longer qualifies as an effective cash flow hedge of an existing hedged item, the FHLBNY continues to carry the derivative on the balance sheet at its fair value and reclassifies the basis adjustment in AOCI to earnings when earnings are affected by the existing hedge item, which is the original forecasted transaction. Under limited circumstances, when the FHLBNY discontinues cash flow hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period plus the following two months, but it is probable the transaction will still occur in the future, the gain or loss on the derivative remains in AOCI and is recognized into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within two months after that, the gains and losses that were included in AOCI are recognized immediately in earnings.
When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the FHLBNY would continue to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.
Cash Collateral associated with Derivative Contracts
The Bank reports derivative assets and derivative liabilities in its Statements of Condition after giving effect to legally enforceable master netting agreements with derivative counterparties, which include interest receivable and payable on derivative contracts and the fair values of the derivative contracts. The Bank records cash collateral received and paid in the Statements of Condition as Derivative assets and liabilities in the following manner — Cash collateral pledged by the Bank is reported as a deduction to Derivative liabilities; cash collateral received from derivative counterparties is reported as a deduction to Derivative assets. No securities were either pledged or received as collateral for derivatives at December 31, 2009 or 2008.

Federal Home Loan Bank of New York
Notes to Financial Statements
Premises, Software and Equipment
The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful lives or the terms of the underlying leases, which range up to eight years. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on disposal of premises and equipment in Other income (loss).
Concessions on Consolidated Obligations
Concessions are paid to dealers in connection with the issuance of certain consolidated obligation bonds and discount notes. The Office of Finance prorates the amount of the concession to the FHLBNY based upon the percentage of the debt issued that is assumed by the FHLBNY. Concessions paid on consolidated obligations designated under the Fair Value Option (“FVO”) accounting standards are expensed as incurred. Concessions paid on consolidated obligations not designated under the FVO, are deferred and amortized, using a level-yield methodology, over the terms to maturity or the estimated lives of the consolidated obligations. The FHLBNY charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of their short maturities; amounts are recorded in consolidated obligations interest expense.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
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
Cash Flows
In the Statements of Cash Flows, the FHLBNY considers Cash and due from banks to be cash and cash equivalents. Federal funds sold, certificates of deposits, and interest-earning balances at the Federal Reserve Banks are reported in the Statements of Cash Flows as investing activities. Cash collateral pledged is reported as a deduction to Derivative liabilities and cash collateral received is reported as a deduction to Derivative assets in the Statements of Condition. In the Statements of Cash Flows, cash collateral pledged or received is reported as net changes in investing and financing activities.
Cash flows from a derivative instrument that is accounted for as a fair value or cash flow hedge, including those designated as economic hedges, are reflected as cash flows from operating activities provided that the derivative instrument does not include an other-than-insignificant financing element at inception.
In the third quarter of 2008, the Bank replaced a significant amount of derivative contracts that had been executed with Lehman Brothers Special Financing Inc. (“LBSF”), when LBSF filed for bankruptcy. The derivatives were replaced at terms that were generally “off-market” and required the derivative counterparties to pay cash to the FHLBNY to assume the derivatives which were primarily in a gain position from the perspective of the counterparties. All cash inflows and outflows of the replacement trades were reported as a financing activity at the inception of the trades in the Statements of Cash Flows. Consistent with the accounting provisions of derivatives and hedge accounting, the interest rate exchanges at each payment dates are reported as a financing activity as well because the derivatives contained a financing element considered to be more-than-insignificant at inception.
The Bank treats gains and losses on debt extinguishments as an operating activity and reports the cash payments from the early retirement of debt net of these amounts under financing activity in the Statements of Cash Flows.
Recently issued Accounting Standards and Interpretations
Accounting for the Consolidation of Variable Interest Entities — On June 12, 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to improve financial reporting by enterprises involved with variable interest entities (“VIEs”) and to provide more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. The guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBNY), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The FHLBNY is evaluating the impact of this pronouncement on its financial statements, results of operations and cash flows, which is not expected to be significant.

Federal Home Loan Bank of New York
Notes to Financial Statements
Accounting for Transfers of Financial Assets — On June 12, 2009, the FASB issued guidance, which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance include: (i) the removal of the concept of qualifying special purpose entities: (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBNY), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The FHLBNY is evaluating the effect of the adoption of this guidance on its financial condition, results of operations and cash flows, which is not expected to be significant.
Codification of Accounting Standards — On June 29, 2009, the FASB established FASB’s Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009. The FHLBNY adopted the Codification for the period ended September 30, 2009. As the Codification is not intended to change or alter previous GAAP, its adoption did not affect the FHLBNY’s financial condition, results of operations or cash flows.
Subsequent Events — On February 25, 2010, the FASB issued final guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued (FASB ASC 855-10). This guidance sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This guidance is effective for interim and annual financial periods ending after June 15, 2009. The FHLBNY adopted this guidance in the quarter ended June 30, 2009. Its adoption resulted in additional disclosures in the financial statements in Form 10-Q for the interim periods ended June 30, 2009 and September 30, 2009. For more information, see Note 22 — Subsequent events.
Enhanced Disclosures about Derivative Instruments and Hedging Activities — On March 19, 2008, the FASB issued guidance which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows (FASB ASC 815-10-65-1). The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the FHLBNY). Since the new guidance only requires additional disclosures concerning derivatives and hedging activities, its adoption as of January 1, 2009 did not have an effect on our financial condition, results of operations or cash flows. The expanded disclosures related to this guidance are included in Note 17 — Derivatives and hedging activities.

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
Recognition and Presentation of Other-Than-Temporary Impairments — On April 9, 2009, the FASB issued guidance for recognition and presentation of other-than-temporary impairment (OTTI) (FASB ASC 320-10-65-1). The new guidance is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The guidance applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income (loss), which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income (loss) if an investor can assert that (a) it does not have the intent to sell, or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery, and (c) it expects to recover the amortized cost basis of the security. The guidance was applicable for all entities beginning with the quarter ended June 30, 2009, with earlier adoption at January 1, 2009 permitted. The FHLBNY early adopted this guidance at January 1, 2009, and has recorded OTTI on its securities under the new rules. No cumulative effect transition adjustment was recorded since the FHLBNY had no OTTI securities prior to 2009. The expanded disclosures related to the new guidance are included in Note 4 - Held-to-maturity securities and Note 5 — Available-for-sale securities.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly — On April 9, 2009, the FASB issued guidance, which clarifies the approach to, and provides additional factors to consider in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased (FASB ASC 820-10-65-4). It also includes guidance on identifying circumstances that indicate a transaction is not orderly. The guidance is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. If an entity elected to early adopt this guidance, it must also have concurrently adopted the OTTI guidance. The FHLBNY elected to early adopt this guidance effective January 1, 2009. The enhanced disclosures related to this guidance are included in Note 18 — Fair Values of financial instruments.
Reclassifications
Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 presentation.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 2. Cash and due from banks
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in cash and due from banks.
Compensating balances
The Bank maintained average required clearing balances with the Federal Reserve Banks of approximately $1.0 million for the years ended December 31, 2009 and 2008. The Bank uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through deposit reserves
The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks were $29.3 million and $31.0 million as of December 31, 2009 and 2008. The Bank includes member reserve balances in Other liabilities in the Statements of Condition.
Note 3. Interest-bearing deposits
In October 2008, the Board of Governors of the Federal Reserve System directed the Federal Reserve Banks (“FRB”) to pay interest on balances in excess of certain required reserve and clearing balances. The formula for calculating interest earned is based on average excess balances over the calculation period; rates are generally tied to the Federal funds rate. At December 31, 2008, the Bank had invested $12.2 billion in excess balances placed with the FRB as interest-bearing deposit. Effective July 2, 2009, the FHLBNY no longer collected interest on excess balances with the FRB. The FRB will pay interest only on required reserves. At December 31, 2009, the cash at the FRB was classified as Cash and Due from Banks as the balances did not earn interest.
Note 4. Held-to-maturity securities
Held-to-maturity securities consist of mortgage- and asset-backed securities (collectively mortgage-backed securities or “MBS”), state and local housing finance agency bonds, and short-term certificates of deposits issued by highly rated banks and financial institutions.
At December 31, 2009 and 2008, the FHLBNY had pledged MBS with an amortized cost basis of $2.0 million and $2.7 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

Federal Home Loan Bank of New York
Notes to Financial Statements
Mortgage-backed securities — The FHLBNY’s investments in MBS are predominantly government sponsored enterprise issued securities. The carrying value of investments in mortgage-backed securities issued by Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”) (together, government sponsored enterprises or “GSEs”) and a U.S. government agency at December 31, 2009 was $8.7 billion, or 89.1% of the total MBS classified as held-to-maturity. The comparable carrying value of GSE issued MBS at December 31, 2008 was $7.6 billion, or 81.3% of total MBS classified as held-to-maturity. The carrying value (amortized cost less non-credit component of OTTI) of privately issued mortgage- and asset-backed securities at December 31, 2009 and 2008 was $1.1 billion and $1.7 billion. Privately issued MBS primarily included asset-backed securities, mortgage pass-throughs and Real Estate Mortgage Investment Conduit bonds, and securities supported by manufactured housing loans.
Certificates of deposits — Investments in certificates of deposit are also classified as held-to-maturity. All such investments mature within one year. There was no investment in certificates of deposits at December 31, 2009. The amortized cost basis of certificates of deposit was $1.2 billion at December 31, 2008.
State and local housing finance agency bonds — Investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) were classified as held-to-maturity and the amortized cost basis was $751.8 million and $804.1 million at December 31, 2009 and 2008.

Federal Home Loan Bank of New York
Notes to Financial Statements
Major Security Types
Amortized cost basis, as defined under the recently issued guidance on recognition and presentation of other-than-temporary impairment, includes adjustments made to the cost of an investment for accretion, amortization, collection of cash, and fair value hedge accounting adjustments. If a held-to-maturity security is determined to be OTTI, the amortized cost basis of the security is adjusted for previous OTTI recognized in earnings. Amortized cost basis of a held-to-maturity OTTI security is further adjusted for impairment related to all other factors (also referred to as the non-credit component of OTTI) recognized in AOCI, and the adjusted amortized cost basis is the carrying value of the OTTI security reported in the Statements of Condition. Carrying value of a held-to-maturity security that is not OTTI is its amortized cost basis.
The amortized cost basis, the gross unrecognized holding gains and losses, the fair values of held-to-maturity securities, and OTTI recognized in AOCI were as follows (in thousands):

	December 31, 2009
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Basis	in OCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$1,137,514	$—	$1,137,514	$38,378	$—	$1,175,892
Freddie Mac	335,368	—	335,368	12,903	—	348,271

Total pools of mortgages	1,472,882	—	1,472,882	51,281	—	1,524,163

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,609,254	—	2,609,254	70,222	(2,192)	2,677,284
Freddie Mac	4,400,003	—	4,400,003	128,952	(3,752)	4,525,203
Ginnie Mae	171,531	—	171,531	245	(1,026)	170,750

Total CMOs/REMICs	7,180,788	—	7,180,788	199,419	(6,970)	7,373,237

Ginnie Mae-CMBS	49,526	—	49,526	62	—	49,588

Non-GSE MBS
CMOs/REMICs	447,367	(2,461)	444,906	2,437	(7,833)	439,510
Commercial MBS	—	—	—	—	—	—

Total non-federal-agency MBS	447,367	(2,461)	444,906	2,437	(7,833)	439,510

Asset-Backed Securities
Manufactured housing (insured)	202,278	—	202,278	—	(37,101)	165,177
Home equity loans (insured)	307,279	(79,445)	227,834	12,795	(25,136)	215,493
Home equity loans (uninsured)	217,981	(28,664)	189,317	3,436	(34,804)	157,949

Total asset-backed securities	727,538	(108,109)	619,429	16,231	(97,041)	538,619

Total MBS	$9,878,101	$(110,570)	$9,767,531	$269,430	$(111,844)	$9,925,117

Other
State and local housing finance agency obligations	$751,751	$—	$751,751	$3,430	$(11,046)	$744,135
Certificates of deposit	—	—	—	—	—	—

Total other	$751,751	$—	$751,751	$3,430	$(11,046)	$744,135

Total Held-to-maturity securities	$10,629,852	$(110,570)	$10,519,282	$272,860	$(122,890)	$10,669,252

Federal Home Loan Bank of New York
Notes to Financial Statements

	December 31, 2008
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
Issued, guaranteed or insured:	Basis	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$1,400,058	$26,789	$—	$1,426,847
Freddie Mac	422,088	7,860	—	429,948

Total pools of mortgages	1,822,146	34,649	—	1,856,795

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,032,051	51,138	(125)	2,083,064
Freddie Mac	3,722,840	101,595	(30)	3,824,405
Ginnie Mae	6,325	—	(187)	6,138

Total CMOs/REMICs	5,761,216	152,733	(342)	5,913,607

Non-GSE MBS
CMOs/REMICs	609,907	—	(42,706)	567,201
Commercial mortgage-backed securities	266,994	149	(127)	267,016

Total non-federal-agency MBS	876,901	149	(42,833)	834,217

Asset-Backed Securities
Manufactured housing (insured)	229,714	—	(75,418)	154,296
Home equity loans (insured)	376,587	—	(144,957)	231,630
Home equity loans (uninsured)	259,879	—	(79,112)	180,767

Total asset-backed securities	866,180	—	(299,487)	566,693

Total mortgage-backed securities	$9,326,443	$187,531	$(342,662)	$9,171,312

Other
State and local housing finance agency obligations	$804,100	$6,573	$(47,512)	$763,161
Certificates of deposit	1,203,000	328	—	1,203,328

Total other	$2,007,100	$6,901	$(47,512)	$1,966,489

Total Held-to-maturity securities	$11,333,543	$194,432	$(390,174)	$11,137,801

Federal Home Loan Bank of New York
Notes to Financial Statements
Unrealized Losses
The following tables summarize held-to-maturity securities with fair values below their amortized cost basis. The fair values and gross unrealized holding losses are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position as follows (in thousands):

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$212,112	$(8,611)	$43,955	$(2,435)	$256,067	$(11,046)

Total Non-MBS	212,112	(8,611)	43,955	(2,435)	256,067	(11,046)

MBS Investment Securities
MBS — Other US Obligations
Ginnie Mae	122,359	(1,020)	2,274	(6)	124,633	(1,026)
MBS-GSE
Fannie Mae	780,645	(2,192)	—	—	780,645	(2,192)
Freddie Mac	814,881	(3,752)	—	—	814,881	(3,752)

Total MBS-GSE	1,595,526	(5,944)	—	—	1,595,526	(5,944)

MBS-Private-Label	113,140	(1,523)	765,445	(196,134)	878,585	(197,657)

Total MBS	1,831,025	(8,487)	767,719	(196,140)	2,598,744	(204,627)

Total	$2,043,137	$(17,098)	$811,674	$(198,575)	$2,854,811	$(215,673)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$78,261	$(16,065)	$84,108	$(31,447)	$162,369	$(47,512)

Total Non-MBS	78,261	(16,065)	84,108	(31,447)	162,369	(47,512)

MBS Investment Securities
MBS — Other US Obligations
Ginnie Mae	6,137	(187)	—	—	6,137	(187)
MBS-GSE
Fannie Mae	3,452	(125)	—	—	3,452	(125)
Freddie Mac	1,102	(30)	32	—	1,134	(30)

Total MBS-GSE	4,554	(155)	32	—	4,586	(155)

MBS-Private-Label	509,273	(115,061)	718,321	(227,259)	1,227,594	(342,320)

Total MBS	519,964	(115,403)	718,353	(227,259)	1,238,317	(342,662)

Total	$598,225	$(131,468)	$802,461	$(258,706)	$1,400,686	$(390,174)

Federal Home Loan Bank of New York
Notes to Financial Statements
Redemption terms
The amortized cost and estimated fair value of held-to-maturity securities, by contractual maturity, were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
State and local housing finance agency obligations
Due in one year or less	$2,820	$2,869	$—	$—
Due after one year through five years	9,315	9,338	17,665	18,209
Due after five years through ten years	62,065	62,766	60,400	55,060
Due after ten years	677,551	669,162	726,035	689,892

State and local housing finance agency obligations	751,751	744,135	804,100	763,161

Mortgage-backed securities
Due in one year or less	—	—	257,999	258,120
Due after one year through five years	2,661	2,645	—	—
Due after five years through ten years	1,140,154	1,172,718	1,142,000	1,149,541
Due after ten years	8,735,286	8,749,754	7,926,444	7,763,651

Mortgage-backed securities	9,878,101	9,925,117	9,326,443	9,171,312

Certificates of deposit
Due in one year or less	—	—	1,203,000	1,203,328

Certificates of deposit	—	—	1,203,000	1,203,328

Total Held-to-maturity securities	$10,629,852	$10,669,252	$11,333,543	$11,137,801

The amortized cost of held-to-maturity securities included discounts of $29.8 million ($38.3 million at December 31, 2008) and premiums of $14.9 million ($18.5 million at December 31, 2008). In 2009, accretion of $6.4 million, net of amortization, was recorded to interest income. In 2008 and 2007, amortization expenses, net of accretion were charges to interest income of $1.8 million and $1.9 million.

Federal Home Loan Bank of New York
Notes to Financial Statements
Interest rate payment terms
The following table summarizes interest rate payment terms of long-term securities classified as held-to-maturity (in thousands):

	December 31, 2009
	Amortized	OTTI	Carrying
	Cost Basis	in OCI	Value
Mortgage-backed securities
CMO
Fixed	$4,281,206	$(5,047)	$4,276,159
Floating	3,089,976	—	3,089,976

CMO Total	7,371,182	(5,047)	7,366,135

Pass Thru
Fixed	2,396,776	(104,146)	2,292,630
Floating	110,143	(1,377)	108,766

Pass Thru Total	2,506,919	(105,523)	2,401,396

Total MBS	9,878,101	(110,570)	9,767,531

State and local housing finance agency obligations
Fixed	173,781	—	173,781
Floating	577,970	—	577,970

	751,751	—	751,751

Total Held-to-maturity securities	$10,629,852	$(110,570)	$10,519,282

	December 31, 2008
	Amortized	OTTI	Carrying
	Cost Basis[1]	in OCI	Value
Mortgage-backed securities
CMO
Fixed	$6,213,857	$—	$6,213,857
Floating	17,406	—	17,406

CMO Total	6,231,263	—	6,231,263

Pass Thru
Fixed	2,960,477	—	2,960,477
Floating	134,703	—	134,703

Pass Thru Total	3,095,180	—	3,095,180

Total MBS	9,326,443	—	9,326,443

State and local housing finance agency obligations
Fixed	240,820	—	240,820
Floating	563,280	—	563,280

	804,100	—	804,100

Total Held-to-maturity securities	$10,130,543	$—	$10,130,543

[1]	Does not include short-term investments classified as HTM.

Federal Home Loan Bank of New York
Notes to Financial Statements
Impairment analysis of GSE issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and a government agency by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities. Based on the Bank’s analysis, GSE and agency issued securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE and agency issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.
Impairment analysis of held-to-maturity non-agency private-label mortgage- and asset-backed securities (“PLMBS”) — To assess whether the entire amortized cost bases of the Bank’s private-label MBS will be recovered, the Bank performed cash flow analysis for 100 percent of the FHLBNY’s private-label MBS outstanding at December 31, 2009, including private-label MBS that were determined to be other-than-temporarily impaired in previous reporting periods in 2009.
Year ended December 31, 2008 — The Bank did not experience any OTTI during 2008 or 2007. At December 31, 2008, the FHLBNY’s screening and monitoring process, which included pricing, credit rating and credit enhancement coverage, had identified 21 private-label MBS with weak performance measures indicating the possibility of OTTI. Bonds selected through the screening process were cash flow tested for credit impairment. Fourteen of the securities were determined to be impaired absent bond insurer support to meet scheduled cash flows in the future. Based on financial analysis of the bond insurers at December 31, 2008, it was determined that Ambac Assurance Corp. (“Ambac”) and MBIA Insurance Corp. (“MBIA”) had the ability to meet future claims, and the 14 bonds were determined to be credit-protected by the two insurers, and no OTTI charge was deemed necessary. The remaining securities were considered to be only temporarily impaired based on cash flow analysis at December 31, 2008.
Year ended December 31, 2009 — In the interim periods ended March 31, 2009 and June 30, 2009, the FHLBNY had employed its screening procedures and identified private-label MBS with weak performance measures. Bonds selected through the screening process were cash flow tested for credit impairment. In the third quarter of 2009 and at December 31, 2009, the FHLBNY cash flow tested 100 percent of its private-label MBS to identify credit impairment.
Private-label mortgage-backed securities that are insured by monoline insurers were also cash flow tested for credit impairment at December 31, 2009, including monoline insured securities that were previously determined to be credit impaired. Predicting when bond insurers may no longer have the ability to perform under their contractual agreements is a key impairment measurement parameter which the FHLBNY continually adjusts to factor the changing operating conditions at Ambac and MBIA. In a series of rating actions in 2009, MBIA and Ambac have been downgraded to below investment grade. Financial information, cash flows and results of operations from the two monolines have been closely monitored and analyzed by the management of FHLBNY. In each subsequent interim period, the FHLBNY management has incrementally shortened the period it believes the two monolines can continue to provide insurance support as a result of the changing operating conditions at Ambac and MBIA, and the FHLBNY’s analysis had estimated that the period of support to be no more than 18 months at December 31, 2009. The FHLBNY performs this analysis and makes a re-evaluation of the bond insurance support period quarterly. Changes to these and other key assumptions may result in materially different outcomes and the realization of additional other-than-temporary impairment charges in the future.

Federal Home Loan Bank of New York
Notes to Financial Statements
Certain uninsured bonds were also determined to be credit impaired based on cash flow shortfall in the interim periods of 2009. In many instances, the FHLBNY’s cash flow analysis observed additional credit impairment also referred to as credit re-impairments. Observed historical performance parameters of certain securities had deteriorated in 2009, and these factors had increased loss severities in the cash flow analyses of those private-label MBS. Recorded cumulative credit impairment of uninsured and insured securities during 2009 is summarized in the table below.
The table below summarizes the key characteristics of the impact of securities determined to be OTTI during 2009, including securities determined to be OTTI in the fourth quarter of 2009 (dollars in thousands):

		December 31, 2009								As of December 31, 2009
		Insurer MBIA		Insurer Ambac		Uninsured		OTTI		Gross Unrecognized Losses
Security			Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Classification	Count	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months
RMBS-Prime*	1	$—	$—	$—	$—	$54,295	$51,715	$(438)	$(2,766)	$(1,187)	$—
HEL Subprime*	16	34,425	17,161	198,532	127,470	80,774	53,783	(20,378)	(117,330)	—	(13,674)

Total	17	$34,425	$17,161	$198,532	$127,470	$135,069	$105,498	$(20,816)	$(120,096)	$(1,187)	$(13,674)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.
The table below summarizes the key characteristics of the securities that were deemed OTTI in the fourth quarter of 2009 (dollars in thousands):

		Q4 2009 activity								As of December 31, 2009
		Insurer MBIA		Insurer Ambac		Uninsured		OTTI		Gross Unrecognized Losses
Security			Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Classification	Count	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months
RMBS-Prime*	—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
HEL Subprime*	8	—	—	89,092	53,027	20,118	12,874	(6,540)	(16,212)	—	(2,663)

Total	8	$—	$—	$89,092	$53,027	$20,118	$12,874	$(6,540)	$(16,212)	$—	$(2,663)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.
Based on the results of its cash flow analyses of 100 percent of its held-to-maturity private-label MBS in the fourth quarter of 2009, the FHLBNY determined that it was likely that it will not fully recover the amortized cost of eight of its private-label MBS and, accordingly, these securities were deemed to be OTTI at December 31, 2009.
The eight credit impaired securities included six securities that had been credit impaired in previous quarters of 2009. At December 31, 2009, the total unpaid principal balance of the six securities was $64.6 million and the carrying value prior to impairment was $36.0 million. The additional credit impairment charge recorded at December 31, 2009 for the six securities was $5.8 million. Five of the six securities are insured by bond insurer Ambac. The total unpaid principal balance of the five insured securities was $60.8 million and the carrying value prior to impairment was $33.8 million. The Bank’s analysis of Ambac’s resources and its claim paying ability resulted in the shortening of the length of time to 18 months over which the Bank estimates that Ambac’s claims-paying resource could sustain Ambac’s insurance losses, and additional credit losses were recognized on the five securities insured by Ambac.
The cash flow analysis at December 31, 2009 also identified two securities that were previously not determined to be OTTI. Credit impairment was $0.7 million, and non-credit OTTI was $16.2 million; unpaid principal balance and carrying value prior to impairment was $44.6 million; carrying value after OTTI was $27.7 million, which is the fair value of the two securities at December 31, 2009, the date of the write-down.

Federal Home Loan Bank of New York
Notes to Financial Statements
The table below summarizes the weighted average and range of Key Base Assumptions for securities determined to be OTTI in 2009:

	Key Base Assumption — OTTI Securities
	CDR		CPR		Loss Severity %
	Range	Average	Range	Average	Range	Average

RMBS-Prime*	2.0	2.0	14.0	14.0	40.0	40.0
HEL Subprime*	3.55-16.80	7.7	2.00-16.80	6.3	51.1-100.0	86.8

*	RMBS-Prime — Private-label MBS supported by prime residential loans;

HEL Subprime — MBS supported by home equity loans.

**	Conditional Prepayment Rate (CPR): 1-((1-SMM^12) where, SMM is defined as the “Single Monthly Mortality (SMM)” = (Voluntary partial and full prepayments + repurchases + Liquidated Balances)/Beginning Principal Balance — Scheduled Principal). Voluntary prepayment excludes the liquidated balances mentioned above.

**	Conditional Default Rate (CDR): 1-((1-MDR)^12) where, MDR is defined as the “Monthly Default Rate (MDR)” = (Beginning Principal Balance of Liquidated Loans)/(Total Beginning Principal Balance).

**	Loss Severity (Principal and interest in the current period) = Sum (Total Realized Loss Amount)/Sum (Beginning Principal and interest Balance of Liquidated Loans).

**	If the present value of cash flows expected to be collected (discounted at the security’s effective yield) is less than the amortized cost basis of the security, an other-than-temporary impairment is considered to have occurred because the entire amortized cost basis of the security will not be recovered. The Bank considers whether or not it will recover the entire amortized cost of the security by comparing the present value of the cash flows expected to be collected from the security (discounted at the security’s effective yield) with the amortized cost basis of the security.
Monoline support — The FHLBNY has identified certain MBS that have been determined to be credit impaired despite credit protection from Ambac and MBIA to meet scheduled payments in the future. Cash flows on certain insured securities are currently experiencing cash flow shortfalls. Ambac and MBIA are paying claims in order to meet current cash flow deficiency within the structure of the securities.
Monoline Analysis and Methodology — The two monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. A rating downgrade implies an increased risk that the insurer will fail to fulfill its obligations to reimburse the investor for claims under the insurance policies. Monoline insurers are segmented into two categories of claims paying ability — (1) Adequate, and (2) At Risk. These categories represent an assessment of an insurer’s ability to perform as a financial guarantor.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
Burnout Period. The projected time horizon of credit protection provided by an insurer is a function of claims paying resources and anticipated claims in the future. This assumption is referred to as the “burnout period” and is expressed in months, and is computed by dividing each (a) insurers’ total claims paying resources by the (b) “burnout rate” projection. This variable uses monthly or aggregate dollar amount of claims each insurer has paid most recently, and additional qualitative information pertinent to the financial guarantor.
Based on the methodology, the Bank has classified FSA (name changed in 2009 to Assured Guaranty Municipal Corp.) as adequate, and MBIA and Ambac as “at risk”. The Bank analyzed the going-concern basis of Ambac and MBIA and their financial strength to perform with respect to their contractual obligations for the securities owned by the FHLBNY; the monolines are currently performing under the terms of their contractual agreements with respect to the FHLBNY’s insured bonds. However, estimation of an insurer’s financial strength to remain viable over a long time horizon requires significant judgment and assumptions. Predicting when the insurers may no longer have the ability to perform under their contractual agreements, then comparing the timing and amounts of cash flow shortfalls of securities that are credit impaired to when insurer protection may not be available, and determining credit impairment requires significant judgment.
The monoline analysis methodology resulted in the following “Protection time horizon” dates for Ambac and MBIA during 2009:

	Protection time horizon calculation
	Ambac	MBIA
December 31, 2009
Burnout period (months)	18	18
Coverage ignore date	6/30/2011	6/30/2011

September 30, 2009
Burnout period (months)	83	31
Coverage ignore date	7/31/2016	3/31/2012

June 30, 2009
Burnout period (months)	105	32
Coverage ignore date	3/1/2018	2/1/2012

March 31, 2009
Burnout period (months)	116	50
Coverage ignore date	11/30/2018	5/31/2018

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table provides rollforward information of the credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities for which a significant portion of the OTTI (non-credit component) was recognized in AOCI (in thousands):

	December 31,
	2009	2008
Beginning balance	$—	$—

Additions to the credit component for OTTI loss not previously recognized	20,816	—
Additional credit losses for which an OTTI charge was previously recognized	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	—	—

Ending balance	$20,816	$—

With respect to the Bank’s remaining investments, the Bank believes no OTTI exists. The Bank’s conclusion is based upon multiple factors: bond issuers’ continued satisfaction of their obligations under the contractual terms of the securities; the estimated performance of the underlying collateral; the evaluation of the fundamentals of the issuers’ financial condition; and the estimated support from the monoline insurers under the contractual terms of insurance. Management has not made a decision to sell such securities at December 31, 2009. Management has also concluded that it is more likely than not that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. Based on factors outlined above, the FHLBNY believes that the remaining securities classified as held-to-maturity were not other-than-temporarily impaired as of December 31, 2009.
However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market and spreads return to levels that reflect underlying credit characteristics, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the presumption of the ability of monoline insurers to support the insured securities identified at December 31, 2009 as dependent on insurance is further negatively impacted by the insurers’ future financial performance, additional OTTI may be recognized in future periods.
The FHLBNY evaluated its credit impaired private-label MBS under a base case (or best estimate) scenario, and also performed a cash flow analysis for each of those securities under a more adverse external assumption that forecasted a larger home price decline and a slower rate of housing price recovery. The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the Bank’s future results, market conditions or the actual performance of these securities.
The results of the adverse case scenario are presented below alongside the FHLBNY’s expected outcome for the credit impaired securities (the base case) (dollars in thousands):

	For the year ended December 31, 2009
	Actual Results — Base Case HPI Scenario				Pro-forma Results — Adverse HPI Scenario
	# of		OTTI related to	OTTI related to	# of		OTTI related to	OTTI related to
	Securities	UPB	credit loss	non-credit loss	Securities	UPB	credit loss	non-credit loss
RMBS Prime	1	$54,295	$438	$2,461	3	$117,571	$699	$4,595
Alt-A	—	—	—	—	—	—	—	—
HEL Subprime	16	313,731	20,378	108,109	16	313,731	23,163	105,324

Total	17	$368,026	$20,816	$110,570	19	$431,302	$23,862	$109,919

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 5. Available-for-sale securities
Major Security types — The unamortized cost, gross unrealized gains, losses, and the fair value of investments classified as available-for-sale were as follows (in thousands):

	December 31, 2009
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrealized	Unrealized	Fair
	Basis	in OCI	Value	Gains	Losses	Value

Cash equivalents	$1,230	$—	$1,230	$—	$—	$1,230
Equity funds	8,995	—	8,995	57	(1,561)	7,491
Fixed income funds	3,672	—	3,672	196	—	3,868
Mortgage-backed securities
CMO-Floating	2,242,665	—	2,242,665	6,937	(9,038)	2,240,564

Total	$2,256,562	$—	$2,256,562	$7,190	$(10,599)	$2,253,153

	December 31, 2008
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrealized	Unrealized	Fair
	Basis	in OCI	Value	Gains	Losses	Value

Cash equivalents	$835	$—	$835	$—	$—	$835
Equity funds	8,978	—	8,978	—	(3,516)	5,462
Fixed income funds	3,833	—	3,833	66	(10)	3,889
Mortgage-backed securities
CMO-Floating	2,912,643	—	2,912,643	364	(61,324)	2,851,683

Total	$2,926,289	$—	$2,926,289	$430	$(64,850)	$2,861,869

There were no AFS mortgage-backed securities supported by commercial loans at December 31, 2009 and 2008.
Unrealized Losses — MBS securities classified as available-for-sale securities (in thousands):

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities
MBS-GSE
Fannie Mae	$—	$—	$1,006,860	$(6,394)	$1,006,860	$(6,394)
Freddie Mac	—	—	662,237	(2,644)	662,237	(2,644)

Total MBS-GSE	—	—	1,669,097	(9,038)	1,669,097	(9,038)

Total Temporarily Impaired	$—	$—	$1,669,097	$(9,038)	$1,669,097	$(9,038)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities
MBS-GSE
Fannie Mae	$1,662,928	$(35,047)	$142,630	$(3,539)	$1,805,558	$(38,586)
Freddie Mac	957,617	(21,744)	39,077	(994)	996,694	(22,738)

Total MBS-GSE	2,620,545	(56,791)	181,707	(4,533)	2,802,252	(61,324)

Total Temporarily Impaired	$2,620,545	$(56,791)	$181,707	$(4,533)	$2,802,252	$(61,324)

Federal Home Loan Bank of New York
Notes to Financial Statements
Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, previous OTTI recognized in earnings and/or fair value hedge accounting adjustments. There were no AFS securities determined to be OTTI at December 31, 2009 or 2008. No AFS securities were hedged at December 31, 2009 and 2008. Amortization of discounts recorded to income were $5.2 million, $3.8 million, and $0 for the years ended December 31, 2009, 2008, and 2007.
Management of the FHLBNY has concluded that gross unrealized losses at December 31, 2009 and 2008, as summarized in the table above, were caused by interest rate changes, credit spreads widening and reduced liquidity in the applicable markets. The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis above represent temporary impairment.
Impairment analysis on Available-for-sale securities — The Bank’s portfolio of mortgage-backed securities classified as available-for-sale (“AFS”) is comprised entirely of securities issued by GSEs collateralized mortgage obligations which are “pass through” securities. The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities. Based on the Bank’s analysis, GSE securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. The U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE issued securities given the current levels of collateral, credit enhancements, and guarantees that exist to protect the investments. Management has not made a decision to sell such securities at December 31, 2009 or subsequently. Management also concluded that it is more likely than not that it will not be required to sell such securities before recovery of the amortized cost basis of the security. The FHLBNY believes that these securities were not other-than-temporarily impaired as of December 31, 2009 or 2008. The Bank established certain grantor trusts to fund current and future payments under certain supplemental pension plans and these are classified as available-for-sale. The grantor trusts invest in money market, equity and fixed-income and bond funds. Investments in equity and fixed-income funds are redeemable at short notice, and realized gains and losses from investments in the funds were not significant. No available-for-sale-securities had been pledged at December 31, 2009 or 2008.
Redemption terms
The amortized cost and estimated fair value of securities classified as available-for-sale, by contractual maturity, were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost Basis	Value	Cost Basis	Value
Mortgage-backed securities
GSE issued Pass-throughs Due after ten years	$2,242,665	$2,240,564	$2,912,643	$2,851,683

Fixed income funds, equity funds and cash equivalents*	13,897	12,589	13,646	10,186

Total	$2,256,562	$2,253,153	$2,926,289	$2,861,869

*	Determined to be redeemable at anytime.

Federal Home Loan Bank of New York
Notes to Financial Statements
Interest rate payment terms
The following table summarizes interest rate payment terms of securities classified as available-for-sale securities (in thousands):

	December 31,
	2009		2008
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Mortgage-backed securities
Mortgage pass-throughs-GSE issued
Variable-rate*	$2,242,665	$2,240,564	$2,912,643	$2,851,683
Fixed-rate	—	—	—	—

	2,242,665	2,240,564	2,912,643	2,851,683

Fixed income funds, equity funds and cash equivalents	13,897	12,589	13,646	10,186

Total	$2,256,562	$2,253,153	$2,926,289	$2,861,869

*	LIBOR Indexed
Note 6. Advances
Redemption terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31,
	2009			2008
		Weighted [2]			Weighted [2]
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$2,022	1.20%	—%	$—	—%	—%
Due in one year or less	24,128,022	2.07	26.59	32,420,095	2.52	31.36
Due after one year through two years	10,819,349	2.73	11.92	16,150,121	3.71	15.62
Due after two years through three years	10,069,555	2.91	11.10	7,634,680	3.76	7.39
Due after three years through four years	5,804,448	3.32	6.40	6,852,514	3.74	6.63
Due after four years through five years	3,364,706	3.19	3.71	3,210,575	3.88	3.11
Due after five years through six years	2,807,329	3.91	3.09	836,689	3.74	0.81
Thereafter	33,742,269	3.78	37.19	36,275,053	3.96	35.08

Total par value	90,737,700	3.06%	100.00%	103,379,727	3.44%	100.00%

Discount on AHP advances [1]	(260)			(330)
Hedging adjustments [1]	3,611,311			5,773,479

Total	$94,348,751			$109,152,876

[1]	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Amortization of fair value basis adjustments for terminated hedges was a charge to interest income and amounted to ($0.8) million, ($2.0) million, and ($0.4) million for the years ended December 31, 2009, 2008 and 2007. All other amortization charged to interest income aggregated were not significant for all periods reported. Interest rates on AHP advances ranged from 1.25% to 4.00% at December 31, 2009 and 1.25% to 6.04% at December 31, 2008.

[2]	The weighed average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.

Federal Home Loan Bank of New York
Notes to Financial Statements
Impact of putable advances on advance maturities
The Bank offers putable advances to members. With a putable advance, the Bank effectively purchases a put option from the member that allows the Bank to terminate the fixed-rate advance, which is normally exercised when interest rates have increased from those prevailing at the time the advance was made. When the Bank exercises the put option, it will offer to extend additional credit to members at the then prevailing market rates and terms. Typically, the Bank will hedge putable advances with cancellable interest rate swaps with matching terms and will sell the exercise option that will allow swap counterparties to terminate the swaps at the same predetermined exercise dates as the advances. As of December 31, 2009 and 2008, the Bank had putable advances outstanding totaling $41.4 billion and $43.4 billion, representing 45.6% and 42.0% of par amounts of advances outstanding at those dates.
The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that is controlled by the FHLBNY, and put dates are summarized into similar maturity tenors as the previous table that summarizes advances by contractual maturities (dollars in thousands):

	December 31,
		Percentage of		Percentage of
	2009	Total	2008	Total

Overdrawn demand deposit accounts	$2,022	—%	$—	—%
Due or putable in one year or less	56,978,134	62.79	63,251,007	61.18
Due or putable after one year through two years	14,082,199	15.52	18,975,821	18.36
Due or putable after two years through three years	8,991,805	9.91	10,867,530	10.51
Due or putable after three years through four years	5,374,048	5.92	5,293,364	5.12
Due or putable after four years through five years	2,826,206	3.12	2,728,075	2.64
Due or putable after five years through six years	158,329	0.18	230,189	0.22
Thereafter	2,324,957	2.56	2,033,741	1.97

Total par value	90,737,700	100.00%	103,379,727	100.00%

Discount on AHP advances	(260)		(330)
Hedging adjustments	3,611,311		5,773,479

Total	$94,348,751		$109,152,876

Security Terms
The FHLBNY lends to financial institutions involved in housing finance within its district. In addition, the FHLBNY is permitted, but not required, to accept collateral in the form of small business or agricultural loans (“expanded collateral”) from Community Financial Institutions (“CFIs”). CFIs are defined in the Housing Act as those institutions that have, as of the date of the transaction at issue, less than $1.0 billion in average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index). It is the FHLBNY’s policy not to accept such expanded collateral for advances. Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances. As of December 31, 2009 and 2008, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:
(1)	Allows a member to retain possession of the collateral assigned to the FHLBNY, if the member executes a written security agreement and agrees to hold such collateral for the benefit of the FHLBNY; or

(2)	Requires the member specifically to assign or place physical possession of such collateral with the FHLBNY or its safekeeping agent.

Federal Home Loan Bank of New York
Notes to Financial Statements
Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member to the FHLBNY priority over the claims or rights of any other party. The two exceptions are claims that would be entitled to priority under otherwise applicable law or perfected security interests. All member obligations with the Bank were fully collateralized throughout their entire term. The total of collateral pledged to the Bank includes excess collateral pledged above the Bank’s minimum collateral requirements. These minimum requirements range from 103 percent to 125 percent of outstanding advances, based on the collateral type. It is common for members to maintain excess collateral positions with the Bank for future liquidity needs. Based on several factors (e.g. advance type, collateral type or member financial condition) members are required to comply with specified collateral requirements, including but not limited to, a detailed listing of pledged mortgage collateral and/or delivery of pledged collateral to the Bank or its designated collateral custodian(s). For example, all pledged securities collateral must be delivered to the Bank’s nominee name at Citibank, N.A., its securities safekeeping custodian. Mortgage collateral that is required to be in the Bank’s possession is typically delivered to the Bank’s Jersey City, New Jersey facility. However, in certain instances, delivery to a Bank approved custodian may be allowed. In both instances, the members provide periodic listings updating the information of the mortgage collateral in possession.
As of December 31, 2009, members had pledged a total of $163.3 billion ($186.0 billion at December 31, 2008). At a minimum, each member pledged sufficient collateral to adequately collateralize their outstanding obligations with the Bank. At December 31, 2009, $57.7 billion of collateral ($60.5 billion at December 31, 2008) was in the Bank’s physical possession or that of its safekeeping agent(s); $105.7 billion ($125.5 billion at December 31, 2008) was specifically listed. Under this collateralization arrangement, the member holds or engaged a third party custodian for physical possession of specific collateral pledged to the FHLBNY but the member provides listings of loans pledged to the FHLBNY with detailed loan information such as loan amount, payments, maturity date, interest rate, loan-to-value, collateral type, FICO scores, etc.
Credit Risk
The FHLBNY has never experienced a credit loss on an advance. The management of the Bank has policies and procedures in place to appropriately manage credit risk. There were no past due advances and all advances were current for each of the periods ended December 31, 2009 and 2008. Management does not anticipate any credit losses, and accordingly, the Bank has not provided an allowance for credit losses on advances. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and insurance companies.
Concentration of advances outstanding — Advances to the FHLBNY’s top ten borrowing member institutions aggregated $59.5 billion ($65.7 billion at December 31, 2008), representing 65.6% (63.5% at December 31, 2008) of the par amounts of advances outstanding at December 31, 2009. The FHLBNY held sufficient collateral to cover the advances to all of these institutions, and it does not expect to incur any credit losses.

Federal Home Loan Bank of New York
Notes to Financial Statements
Interest Rate Payment Terms
The following table summarizes interest rate payment terms for advances (dollars in thousands):

	December 31,
	2009		2008
		Percentage		Percentage
	Amount	of total	Amount	of total

Fixed-rate	$76,634,828	84.46%	$83,173,877	80.45%
Variable-rate	13,730,850	15.13	19,740,850	19.10
Variable-rate capped	370,000	0.41	465,000	0.45
Overdrawn demand deposit accounts	2,022	—	—	—

Total par value	90,737,700	100.00%	103,379,727	100.00%

Discount on AHP Advances	(260)		(330)
Hedging basis adjustments	3,611,311		5,773,479

Total	$94,348,751		$109,152,876

Variable-rate advances were mainly indexed to the London Interbank Offered Rate (“LIBOR”) or the Federal funds effective rate.
Note 7. Mortgage loans held-for-portfolio
Mortgage Partnership Finance program loans, or (MPF) constitute the majority of the mortgage loans held-for-portfolio. The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from or originated through its participating financial institutions (“PFIs”). The members retain servicing rights and may credit-enhance the portion of the loans participated to the FHLBNY. No intermediary trust is involved. Mortgage loans that are considered to have been originated by the FHLBNY were $30.5 million and $36.8 million at December 31, 2009 and 2008. Mortgage loans also included loans in the Community Mortgage Asset program (“CMA”), which has been inactive since 2001. In the CMA program, FHLBNY participated in residential, multi-family and community economic development mortgage loans originated by its members. Outstanding balances of CMA loans were $3.9 million and $4.0 million at December 31, 2009 and 2008.
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31,
		Percentage of		Percentage of
	2009	Total	2008	Total
Real Estate:
Fixed medium-term single-family mortgages	$388,072	29.43%	$467,845	32.15%
Fixed long-term single-family mortgages	926,856	70.27	983,493	67.58
Multi-family mortgages	3,908	0.30	4,009	0.27

Total par value	1,318,836	100.00%	1,455,347	100.00%

Unamortized premiums	9,095		10,662
Unamortized discounts	(5,425)		(6,310)
Basis adjustment [1]	(461)		(408)

Total mortgage loans held-for-portfolio	1,322,045		1,459,291
Allowance for credit losses	(4,498)		(1,406)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,317,547		$1,457,885

[1]	Represents fair value basis of open and closed delivery commitments.
The estimated fair values of the mortgage loans as of December 31, 2009 and 2008 are reported in Note 18 — Fair Values of financial instruments.

Federal Home Loan Bank of New York
Notes to Financial Statements
Loans insured by the Federal Housing Administration and Veteran Administration were $6.0 million and $7.0 million at December 31, 2009 and 2008. Conventional mortgages and loans in the CMA program constituted the remaining balance of mortgage loans held-for-portfolio.
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers (See Note 1 — Significant Accounting Policies). The first layer is typically 100 basis points but varies with the particular MPF program. The amount of the first layer, or First Loss Account or “FLA”, was estimated as $13.9 million and $13.8 million at December 31, 2009 and 2008. The FLA is not recorded or reported as a reserve for loan losses as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the Participating Financial Institution (“PFI”) has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued were $1.6 million for year ended December 31, 2009, and $1.7 million for each of the years ended December 31, 2008 and 2007, and reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.
The following provides roll-forward analysis of the allowance for credit losses (in thousands):

	Years ended December 31,
	2009	2008	2007

Beginning balance	$1,406	$633	$593
Charge-offs	(16)	—	—
Provision for credit losses on mortgage loans	3,108	773	40

Ending balance	$4,498	$1,406	$633

As of December 31, 2009 and 2008, the FHLBNY had $16.0 million and $4.8 million of non-accrual loans. Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements. As of December 31, 2009 and 2008, the FHLBNY had no investment in impaired mortgage loans, other than the non-accrual loans.
The following table summarizes mortgage loans held-for-portfolio, all Veterans Administrations insured loans, past due 90 days or more and still accruing interest (in thousands):

	December 31, 2009	December 31, 2008

Secured by 1-4 family	$570	$507

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 8. Deposits
The FHLBNY accepts demand, overnight and term deposits from its members. A member that services mortgage loans may deposit in the FHLBNY funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.
The following table summarizes term deposits (in thousands):

	December 31, 2009	December 31, 2008

Due in one year or less	$7,200	$117,400

Total term deposits	$7,200	$117,400

Note 9. Borrowings
Securities sold under agreements to repurchase
The FHLBNY did not have any securities sold under agreement to repurchase as of December 31, 2009 or 2008. Terms, amounts and outstanding balances of borrowings from other Federal Home Loan Banks are described under Note 20 — Related party transactions.
Note 10. Consolidated obligations
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
Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks. The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by the FHLBanks, were approximately $0.9 trillion and $1.3 trillion as of December 31, 2009 and 2008.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY met the qualifying unpledged asset requirements in each of the years reported as follows:

	December 31, 2009	December 31, 2008

Percentage of unpledged qualifying assets to consolidated obligations	109%	107%

To provide the holders of consolidated obligations issued before January 29, 1993 (prior bondholders) with the protection equivalent to that provided under the FHLBanks’ previous leverage limit of twelve times the FHLBanks’ capital stock, prior bondholders have a claim on the qualifying assets [Special Asset Account (SAA)] if capital stock is less than 8.33% of consolidated obligations. As of December 31, 2009 and 2008, the combined FHLBanks’ capital stock was 5.7% and 4.1% of the par value of consolidated obligations outstanding, and the SAA balance was approximately $5 thousand and $6 thousand at December 31, 2009 and 2008. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders, if its capital-to-assets ratio falls below 2.0%. No transfer has been made because the ratio has never been below 2.0%.
General Terms
FHLBank consolidated obligations are issued with either fixed- or variable-rate coupon payment terms that use a variety of indices for interest rate resets. These indices include the London Interbank Offered Rate (“LIBOR”), Constant Maturity Treasury (“CMT”), 11th District Cost of Funds Index (“COFI”), and others. In addition, to meet the expected specific needs of certain investors in consolidated obligations, both fixed- and variable-rate bonds may also contain certain features that may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the FHLBNY may enter into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable- or fixed-rate bond.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
The following summarizes consolidated obligations issued by the FHLBNY and outstanding at December 31, 2009 and 2008 (in thousands):

	December 31, 2009	December 31, 2008

Consolidated obligation bonds-amortized cost	$73,436,939	$80,978,383
Fair value basis adjustments	572,537	1,254,523
Fair value basis on terminated hedges	2,761	7,857
Fair value option valuation adjustments and accrued interest	(4,259)	15,942

Total Consolidated obligation-bonds	$74,007,978	$82,256,705

Discount notes-amortized cost	$30,827,639	$46,329,545
Fair value basis adjustments	—	361

Total Consolidated obligation-discount notes	$30,827,639	$46,329,906

Redemption Terms of consolidated obligation bonds
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	December 31,
	2009			2008
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate [1]	of total	Amount	Rate [1]	of total

One year or less	$40,896,550	1.34%	55.75%	$49,568,550	1.93%	61.23%
Over one year through two years	15,912,200	1.69	21.69	16,192,550	3.20	20.00
Over two years through three years	7,518,575	2.28	10.25	5,299,700	3.73	6.55
Over three years through four years	3,961,250	3.49	5.40	2,469,575	4.75	3.05
Over four years through five years	2,130,300	4.27	2.90	3,352,450	3.99	4.14
Over five years through six years	644,350	5.15	0.88	989,300	5.06	1.22
Thereafter	2,294,700	5.06	3.13	3,082,050	5.35	3.81

Total par value	73,357,925	1.87%	100.00%	80,954,175	2.64%	100.00%

Bond premiums	112,866			63,737
Bond discounts	(33,852)			(39,529)
Fair value basis adjustments	572,537			1,254,523
Fair value basis adjustments on terminated hedges	2,761			7,857
Fair value option valuation adjustments and accrued interest	(4,259)			15,942

Total bonds	$74,007,978			$82,256,705

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps. The weighted average coupon of bonds outstanding at December 31, 2009 and 2008, represent contractual coupons payable to investors.
Amortization of bond premiums and discounts resulted in net reduction of interest expense of $29.9 million, $14.1 million, and $1.8 million in 2009, 2008 and 2007. Amortization of basis adjustments from terminated hedges were $7.0 million, $5.9 million and $2.1 million, and were recorded as an expense in 2009, 2008, and 2007.
Debt extinguished
During 2009, the FHLBNY retired $500.0 million of consolidated obligation bonds at a cost that exceeded book value by $69.5 thousand, which was recorded as a loss. The bonds retired were associated with the prepayment of advances for which prepayment fees were received. During the year ended December 31, 2008, the FHLBNY did not retire any consolidated bonds. In 2007, debt transferred and retired totaled $626.2 million at a cost that exceeded book value by $8.6 million.

Federal Home Loan Bank of New York
Notes to Financial Statements
Transfers of consolidated bonds to other FHLBanks
The Bank may transfer certain bonds at negotiated market rates to other FHLBanks to meet the FHLBNY’s asset and liability management objectives. There were no transfers in 2009 and 2008. See Note 20 — Related party transactions for more information.
Impact of callable bonds on consolidated bond maturities
The Bank issues callable bonds to investors. With a callable bond, the Bank effectively purchases an option from the investor that allows the Bank to terminate the consolidated obligation bond at pre-determined option exercise dates, which is normally exercised when interest rates have decreased from those prevailing at the time the bonds were issued. Typically, the Bank will hedge callable bonds with cancellable interest rate swaps with matching terms and will sell the exercise option that will allow swap counterparties to terminate the swaps at the same predetermined exercise dates as the bonds. As of December 31, 2009 and 2008, the Bank had callable bonds totaling $11.7 billion and $4.9 billion, representing 15.9% and 6.1% of par amounts of consolidated bonds outstanding at those dates.
The following summarizes bonds outstanding by year of maturity or next call date (dollars in thousands):

	December 31,
		Percentage		Percentage
	2009	of total	2008	of total
Year of Maturity or next call date
Due or callable in one year or less	$50,481,350	68.82%	$53,034,550	65.51%
Due or callable after one year through two years	11,352,200	15.48	15,472,350	19.11
Due or callable after two years through three years	4,073,575	5.55	4,843,700	5.98
Due or callable after three years through four years	3,606,250	4.91	1,445,575	1.79
Due or callable after four years through five years	1,325,800	1.81	2,954,450	3.65
Due or callable after five years through six years	529,050	0.72	684,800	0.85
Thereafter	1,989,700	2.71	2,518,750	3.11

Total par value	73,357,925	100.00%	80,954,175	100.00%

Bond premiums	112,866		63,737
Bond discounts	(33,852)		(39,529)
Fair value basis adjustments	572,537		1,254,523
Fair value basis adjustments on terminated hedges	2,761		7,857
Fair value option valuation adjustments and accrued interest	(4,259)		15,942

Total bonds	$74,007,978		$82,256,705

Federal Home Loan Bank of New York
Notes to Financial Statements
Callable and non-callable consolidated obligation bonds
The FHLBNY uses fixed-rate callable debt to finance callable advances and mortgage-backed securities. Simultaneous with the debt issuance, the FHLBNY may also execute a cancellable interest-rate swap (in which the FHLBNY pays variable and receives fixed) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The combined sold callable swap and callable debt allow the Bank to provide members attractively priced, fixed-rate advances (in thousands):

	December 31,
	2009	2008

Non-callable	$61,678,125	$76,037,875
Callable	11,679,800	4,916,300

Total par value	$73,357,925	$80,954,175

Interest rate payment terms
The following summarizes types of bonds issued and outstanding (in thousands).

	December 31,
		Percentage of		Percentage of
	2009	Total	2008	Total

Fixed-rate, non-callable	$48,647,625	66.31%	$36,367,875	44.92%
Fixed-rate, callable	8,374,800	11.42	4,828,300	5.96
Step Up, non-callable	53,000	0.07	—	—
Step Up, callable	3,305,000	4.51	73,000	0.09
Step Down, callable	—	—	15,000	0.02
Single-index floating rate	12,977,500	17.69	39,670,000	49.01

Total par value	73,357,925	100.00%	80,954,175	100.00%

Bond premiums	112,866		63,737
Bond discounts	(33,852)		(39,529)
Fair value basis adjustments	572,537		1,254,523
Fair value basis adjustments on terminated hedges	2,761		7,857
Fair value option valuation adjustments and accrued interest	(4,259)		15,942

Total bonds	$74,007,978		$82,256,705

Discount notes
Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding consolidated discount notes were as follows (dollars in thousands):

	December 31,
	2009	2008

Par value	$30,838,104	$46,431,347

Amortized cost	$30,827,639	$46,329,545
Fair value basis adjustments	—	361

Total	$30,827,639	$46,329,906

Weighted average interest rate	0.15%	1.00%

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
In accordance with the accounting guidance for certain financial instruments with characteristics of both liabilities and equity, the FHLBNY reclassifies the stock subject to redemption from equity to a liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Under such circumstances, the member shares will then meet the definition of a mandatorily redeemable financial instrument and are reclassified to a liability at fair value. Dividends on member shares are accrued and also classified as a liability in the Statements of Condition and reported as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments, once settled, is reflected as financing cash outflows in the Statements of Cash Flows. In compliance with the accounting guidance, dividends on mandatorily redeemable capital stock in the amounts of $7.5 million, $9.0 million and $11.7 million were recorded as interest expense for the years ended December 31, 2009, 2008 and 2007.
If a member cancels its notice of voluntary withdrawal, the FHLBNY will reclassify the mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
At December 31, 2009 and 2008, mandatorily redeemable capital stock of $126.3 million and $143.1 million were held by former members who had attained non-member status by virtue of being acquired by non-members. A small number of members had also become non-members by relocating their charters to outside the FHLBNY’s membership district.

Federal Home Loan Bank of New York
Notes to Financial Statements
Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	December 31,
	2009	2008

Redemption less than one year	$102,453	$38,328
Redemption from one year to less than three years	16,766	83,159
Redemption from three years to less than five years	2,118	14,646
Redemption after five years or greater	4,957	6,988

Total	$126,294	$143,121

Anticipated redemptions assume the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances. Commencing January 1, 2008, the Bank may also redeem, at its discretion, non-members’ membership stock.
Voluntary withdrawal from membership — As of December 31, 2009, one member had formally notified the Bank of its intent to withdraw from membership and voluntarily redeem its capital stock, and redemption requests for stock remained pending at December 31, 2009. Additionally, there was one termination due to insolvency from membership during 2009. These amounts were not significant.
Members acquired by non-members — Two members became non-members in 2009. When a member is acquired by a non-member, the FHLBNY reclassifies stock of a member to a liability on the day the member’s charter is dissolved. Under existing practice, the FHLBNY repurchases stock held by former members if such stock is considered “excess” and is no longer required to support outstanding advances. Membership stock held by former members is reviewed and repurchased annually.
The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	December 31,
	2009	2008	2007

Beginning balance	$143,121	$238,596	$109,950
Capital stock subject to mandatory redemption reclassified from equity	49,848	64,758	186,981
Redemption of mandatorily redeemable capital stock [1]	(66,675)	(160,233)	(58,335)

Ending balance	$126,294	$143,121	$238,596

Accrued interest payable	$2,029	$1,260	$4,921

[1]	Redemption includes repayment of excess stock.

(The annualized accrual rates were 5.60%, 3.50% and 8.05% for 2009, 2008 and 2007)
Note 12. Affordable Housing Program and REFCORP
The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of regulatory defined net income. The FHLBNY charges the amount set aside for AHP to income and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies. If the result of the aggregate 10 percent calculation described above is less than $100 million for all twelve FHLBanks, then the FHLBank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of the twelve FHLBanks. There was no shortfall in 2009, 2008 or 2007. The FHLBNY had outstanding principal in AHP-related advances of $2.1 million and $5.0 million as of December 31, 2009 and 2008.

Federal Home Loan Bank of New York
Notes to Financial Statements
Regulatory income is defined as income before assessments, and before interest expense related to mandatorily redeemable capital stock under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation by the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. Each FHLBank accrues this expense monthly based on its income before assessments. A FHLBank reduces its AHP liability as members use subsidies.
If a FHLBank experienced a loss during a quarter, but still had income for the year, the FHLBank’s obligation to the AHP would be calculated based on the FHLBank’s year-to-date income. If the FHLBank had income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a loss for a full year, the FHLBank would have no obligation to the AHP for the year unless the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks, if it were, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The pro ration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings.
The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2009	2008	2007

Beginning balance	$122,449	$119,052	$101,898
Additions from current period’s assessments	64,251	29,783	37,204
Net disbursements for grants and programs	(42,211)	(26,386)	(20,050)

Ending balance	$144,489	$122,449	$119,052

Each FHLBank is required to pay to REFCORP 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. Each FHLBank accrues its REFCORP assessment on a monthly basis. REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its net income before AHP and REFCORP to REFCORP, which then performs the calculations for each quarter end. The FHLBanks will continue to be obligated to pay these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The cumulative amount to be paid to REFCORP by each FHLBank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If a FHLBank experienced a net loss during a quarter, but still had net income for the year, the FHLBank’s obligation to REFCORP would be calculated based on the FHLBank’s year-to-date GAAP net income. If the FHLBank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to REFCORP for the year.

Federal Home Loan Bank of New York
Notes to Financial Statements
The Finance Agency is required to extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which the FHLBanks’ quarterly payment falls short of $75 million.
Note 13. Capital
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
Under the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and the Finance Agency’s capital regulations, the FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, Class B1 and Class B2. Class B1 stock is issued to meet membership stock purchase requirements. Class B2 stock is issued to meet activity-based requirements. The FHLBNY requires member institutions to maintain Class B1 stock based on a percentage of the member’s mortgage-related assets and Class B2 stock-based on a percentage of advances and acquired member assets outstanding with the FHLBank and certain commitments outstanding with the FHLBank. Class B1 and Class B2 stockholders have the same voting rights and dividend rates.
Members can redeem Class A stock by giving six months’ notice, and redeem Class B stock by giving five year’s notice. Only “permanent” capital, defined as retained earnings and Class B stock, satisfies the FHLBank risk-based capital requirement. In addition, the GLB Act specifies a 5.0 percent minimum leverage ratio based on total capital and a 4.0 percent minimum capital ratio that does not include the 1.5 weighting factor applicable to the permanent capital that is used in determining compliance with the 5.0 percent minimum leverage ratio.
Capital Plan under GLB Act
The FHLBNY implemented its current capital plan on December 1, 2005 through the issuance of Class B stock. The conversion was considered a capital exchange and was accounted for at par value. Members’ capital stock held immediately prior to the conversion date was automatically exchanged for an equal amount of Class B Capital Stock, comprised of Membership Stock (referred to as “Subclass B1 Stock”) and Activity-Based Stock (referred to as “Subclass B2 Stock”).
Any member that withdraws from membership must wait five years from the divestiture date for all capital stock that is held as a condition of membership unless the institution has cancelled its notice of withdrawal prior to that date and before being readmitted to membership in any FHLBank. Commencing in 2008, the Bank at its discretion may repay a non-member’s membership stock before the end of the five-year waiting period.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY is subject to risk-based capital rules. Specifically, the FHLBNY is subject to three capital requirements under its capital plan. First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, its market risk, and operations risk capital requirements calculated in accordance with the FHLBNY policy, rules, and regulations of the Finance Agency. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Agency may require the FHLBNY to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements. In addition, the FHLBNY is required to maintain at least a 4.0% total capital-to-asset ratio and at least a 5.0% leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 time divided by total assets. The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods presented.
On December 12, 2007 the Finance Board (predecessor to the Finance Agency) approved amendments to the FHLBNY’s ’s capital plan. The amendments allow the FHLBNY to recalculate the membership stock purchase requirement any time after 30 days subsequent to a merger. The amendments also permit the FHLBNY to use a zero mortgage asset base in performing the calculation, which recognizes the fact that the corporate entity that was once its member no longer exists. As a result of these amendments, the FHLBNY could determine that all of the membership stock formerly held by the member becomes excess stock, which would give the FHLBNY the discretion, but not the obligation, to repurchase that stock prior to the expiration of the five-year notice period.
The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	December 31, 2009		December 31, 2008
	Required [4]	Actual	Required [4]	Actual
Regulatory capital requirements:
Risk-based capital [1]	$606,716	$5,874,125	$650,333	$6,111,676
Total capital-to-asset ratio	4.00%	5.14%	4.00%	4.44%
Total capital [2]	$4,578,436	$5,878,623	$5,501,596	$6,113,082
Leverage ratio	5.00%	7.70%	5.00%	6.67%
Leverage capital [3]	$5,723,045	$8,815,685	$6,876,995	$9,168,920

[1]	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

[2]	Required “ Total capital” is 4% of total assets. Actual “Total capital” is “Actual Risk-based capital” plus allowance for credit losses. Does not include reserves for the Lehman Brothers receivable which is a specific reserve.

[3]	Actual Leverage capital is “Risk-based capital” times 1.5 plus allowance for loan losses.

[4]	Required minimum.
The Finance Agency has indicated that the accounting treatment for certain shares determined to be mandatorily redeemable will not be included in the definition of total capital for purposes of determining the Bank’s compliance with regulatory capital requirements, calculating mortgage securities investment authority (300 percent of total capital), calculating unsecured credit exposure to other GSEs (100 percent of total capital), or calculating unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 14. Total comprehensive income
Total comprehensive income is comprised of Net income and Accumulated other comprehensive income (loss) (“AOCI”), which includes unrealized gains and losses on available-for-sale securities, cash flow hedging activities, employee supplemental retirement plans, and the non-credit portion of OTTI on HTM securities. Changes in AOCI and total comprehensive income were as follows for each of the three years ended December 31, 2009 (in thousands):

		Non-credit			Accumulated
	Available-	OTTI on HTM	Cash	Supplemental	Other		Total
	for-sale	securities,	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	net of accretion	hedges	Plans	Income (Loss)	Income	Income

Balance, December 31, 2006	$—	$—	$(4,763)	$(5,785)	$(10,548)

Net change	(373)	—	(25,452)	698	(25,127)	$323,105	$297,978

Balance, December 31, 2007	(373)	—	(30,215)	(5,087)	(35,675)

Net change	(64,047)	—	24	(1,463)	(65,486)	$259,060	$193,574

Balance, December 31, 2008	(64,420)	—	(30,191)	(6,550)	(101,161)

Net change	61,011	(110,570)	7,508	(1,327)	(43,378)	$570,755	$527,377

Balance, December 31, 2009	$(3,409)	$(110,570)	$(22,683)	$(7,877)	$(144,539)

Note 15. Earnings per share of capital
The following table sets forth the computation of earnings per share (dollars in thousands except per share amounts):

	December 31,
	2009	2008	2007

Net income	$570,755	$259,060	$323,105

Net income available to stockholders	$570,755	$259,060	$323,105

Weighted average shares of capital	53,807	50,894	39,178
Less: Mandatorily redeemable capital stock	(1,371)	(1,664)	(1,463)

Average number of shares of capital used to calculate earnings per share	52,436	49,230	37,715

Net earnings per share of capital	$10.88	$5.26	$8.57

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
In addition, the Bank maintains a Benefit Equalization Plan (“BEP”) that restores defined benefits and contribution benefits to those employees who have had their qualified defined benefit and defined contribution benefits limited by IRS regulations. The contribution component of the BEP is a supplemental defined contribution plan. The plan’s liability consists of the accumulated compensation deferrals and accrued interest on the deferrals. The BEP is an unfunded plan. The Bank has established several grantor trusts to meet future benefit obligations and current payments to beneficiaries in supplemental pension plans. The Bank also offers a Retiree Medical Benefit Plan, which is a postretirement health benefit plan. There are no funded plan assets that have been designated to provide postretirement health benefits. The Board of Directors of the FHLBNY approved certain amendments to the Retiree Medical Benefit Plan effective as of January 1, 2008. The amendments did not have a material impact on reported results of operations or financial condition of the Bank.
On January 1, 2009, the Bank offered a Nonqualified Deferred Compensation Plan to certain officer employees and to the members of the Board of Directors of the Bank. Participants in the plan would elect to defer all or a portion of their compensation earned for a minimum period of five years. This benefit plan and other nonqualified supplemental pension plans were terminated effective November 10, 2009. Plan terminations had no material effect on the Bank’s financial results, financial position or cash flows for all reported periods.
Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses for the years ended (in thousands):

	December 31,
	2009	2008	2007

Defined Benefit Plan	$5,506	$5,872	$6,006
Benefit Equalization Plan (defined benefit)	2,059	1,878	1,908
Defined Contribution Plan and BEP Thrift	1,772	721	1,346
Postretirement Health Benefit Plan	1,017	990	2,377

Total retirement plan expenses	$10,354	$9,461	$11,637

Federal Home Loan Bank of New York
Notes to Financial Statements
Benefit Equalization Plan (BEP)
The plan’s liability consisted of the accumulated compensation deferrals and accrued interest on the deferrals. There were no plan assets that have been designated for the BEP plan.
The accrued pension costs for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2009	2008

Accumulated benefit obligation	$16,103	$14,030
Effect of future salary increase	3,289	3,392

Projected benefit obligation	19,392	17,422
Unrecognized prior service cost	380	523
Unrecognized net (loss)	(6,464)	(6,158)

Accrued pension cost	$13,308	$11,787

Components of the projected benefit obligation for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2009	2008

Projected benefit obligation at the beginning of the year	$17,422	$15,031
Service	610	614
Interest	1,053	944
Benefits paid	(537)	(392)
Actuarial loss	844	1,225

Projected benefit obligation at the end of the year	$19,392	$17,422

The measurement date used to determine current period projected benefit obligation for the BEP plan was December 31, 2009.
Amounts recognized in the Statements of Condition for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2009	2008

Unrecognized (gain)/loss	$6,464	$6,158
Prior service cost	(380)	(523)

Accumulated other comprehensive loss	$6,084	$5,635

Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2009	2008

Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	537	392
Benefits paid	(537)	(392)

Fair value of the plan assets at the end of the year	$—	$—

Federal Home Loan Bank of New York
Notes to Financial Statements
Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	December 31,
	2009	2008	2007
Service cost	$610	$614	$626
Interest cost	1,053	944	880
Amortization of unrecognized prior service cost	(143)	(143)	(112)
Amortization of unrecognized net loss	539	463	514

Net periodic benefit cost	$2,059	$1,878	$1,908

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2009	2008

Net loss (gain)	$845	$1,225
Prior service cost (benefit)	—	—
Amortization of net loss (gain)	(539)	(463)
Amortization of prior service cost (benefit)	143	143
Amortization of net obligation	—	—

Total recognized in other comprehensive income	$449	$905

Total recognized in net periodic benefit cost and other comprehensive income	$2,508	$2,783

The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

	December 31,
	2010	2009

Expected amortization of net (gain)/loss	$578	$539
Expected amortization of prior service cost/(credit)	$(67)	$(143)
Expected amortization of transition obligation/(asset)	$—	$—
Key assumptions and other information for the actuarial calculations to determine current year’s benefit obligations for the FHLBNY’s BEP plan were as follows (dollars in thousands):

	2009	2008	2007

Discount rate *	5.87%	6.14%	6.37%
Salary increases	5.50%	5.50%	5.50%
Amortization period (years)	8	8	8
Benefits paid during the year	$(537)	$(392)	$(346)

*	The discount rate was based on the Citigroup Pension Liability Index at December 31, 2009 and adjusted for duration.

Federal Home Loan Bank of New York
Notes to Financial Statements
Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments

2010	$739
2011	971
2012	999
2013	1,038
2014	1,118
2015-2019	6,370

Total	$11,235

The net periodic benefit cost for 2010 is expected to be $2.3 million ($2.1 million in 2009).
Postretirement Health Benefit Plan
The FHLBNY has a postretirement health benefit plan for retirees called the Retiree Medical Benefit Plan. Assumptions used in determining the accumulated postretirement benefit obligation (“APBO”) included a discount rate of 6.14%. At December 31, 2009, the effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $255.2 thousand ($230.5 thousand at December 31, 2008) and in APBO of $2.4 million ($2.1 million at December 31, 2008). At December 31, 2009, the effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $208.4 thousand ($188.6 thousand at December 31, 2008) and in APBO of $2.0 million ($1.7 million at December 31, 2008). Employees over the age of 55 are eligible provided they have completed ten years of service after age 45.
Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2009 and 2008 were (in thousands):

	December 31,
	2009	2008

Accumulated postretirement benefit obligation at the beginning of the year	$14,357	$13,109
Service cost	566	505
Interest cost	867	820
Actuarial loss	(628)	(184)
Benefits paid, net of participants’ contributions	(410)	(296)
Change in plan assumptions	1,089	403

Accumulated postretirement benefit obligation at the end of the year	15,841	14,357
Unrecognized net gain	—	—

Accrued postretirement benefit cost	$15,841	$14,357

Changes in postretirement health benefit plan assets were (in thousands):

	December 31,
	2009	2008

Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	410	296
Benefits paid, net of participants’ contributions and subsidy received	(410)	(296)

Fair value of plan assets at the end of the year	$—	$—

Federal Home Loan Bank of New York
Notes to Financial Statements
Amounts recognized in AOCI for the Bank’s postretirement benefit obligation were (in thousands):

	December 31,
	2009	2008

Prior service cost/(credit)	$(2,835)	$(3,566)
Net loss/(gain)	4,628	4,481

Accrued pension cost	$1,793	$915

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the postretirement health benefit plan are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands);

	December 31,
	2010	2009

Expected amortization of net (gain)/loss	$314	$312
Expected amortization of prior service cost/(credit)	$(731)	$(731)
Expected amortization of transition obligation/(asset)	$—	$—
Components of the net periodic benefit cost for the postretirement health benefit plan were (in thousands):

	December 31,
	2009	2008	2007

Service cost (benefits attributed to service during the period)	$566	$505	$727
Interest cost on accumulated postretirement health benefit obligation	867	820	903
Amortization of loss	315	396	319
Additional gain on recognition of plan amendment	—	—	611
Amortization of prior service cost/(credit)	(731)	(731)	(183)

Net periodic postretirement health benefit cost	$1,017	$990	$2,377

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2009	2008

Net loss (gain)	$462	$218
Prior service cost (benefit)	—	—
Amortization of net loss (gain)	(315)	(396)
Amortization of prior service cost (benefit)	731	731
Amortization of net obligation	—	—

Total recognized in other comprehensive income	$878	$553

Total recognized in net periodic benefit cost and other comprehensive income	$1,895	$1,543

The measurement date used to determine current year’s benefit obligation was December 31, 2009.

Federal Home Loan Bank of New York
Notes to Financial Statements
Key assumptions and other information to determine current year’s obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	2009	2008	2007
Weighted average discount rate at the end of the year	5.87%	6.14%	6.37%

Health care cost trend rates:
Assumed for next year	10.00%	7.00%	7.00%
Pre 65 Ultimate rate	5.00%	5.00%	4.50%
Pre 65 Year that ultimate rate is reached	2016	2011	2010
Post 65 Ultimate rate	6.00%	5.50%	5.00%
Post 65 Year that ultimate rate is reached	2016	2016	2016
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight - line
The discount rate was based on the Citigroup Pension Liability Index at December 31, 2009 and adjusted for duration.
Future postretirement benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments

2010	$555
2011	641
2012	733
2013	806
2014	879
2015-2019	5,484

Total	$9,098

The Bank’s postretirement health benefit plan accrual for 2010 is expected to be $1.1 million ($1.0 million in 2009).
Note 17. Derivatives and hedging activities
General — The FHLBNY may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements to manage its exposure to changes in interest rates. The FHLBNY may also use callable swaps to potentially adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The FHLBNY uses derivatives in three ways: by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction that qualifies for hedge accounting treatment; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e., an “economic hedge”). For example, the FHLBNY uses derivatives in its overall interest-rate risk management to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to adjust the interest-rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the FHLBNY also uses derivatives: to manage embedded options in assets and liabilities; to hedge the market value of existing assets and liabilities and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs where possible.

Federal Home Loan Bank of New York
Notes to Financial Statements
In an economic hedge, a derivative hedges specific or non-specific underlying assets, liabilities or firm commitments, but the hedge does not qualify for hedge accounting under the accounting standards for derivatives and hedging; it is, however, an acceptable hedging strategy under the FHLBNY’s risk management program. These strategies also comply with the Finance Agency’s regulatory requirements prohibiting speculative use of derivatives. An economic hedge introduces the potential for earnings variability due to the changes in fair value recorded on the derivatives that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. The FHLBNY will execute an interest rate swap to match the terms of an asset or liability that is elected under the Fair Value Option and the swap is also considered as an economic hedge to mitigate the volatility of the FVO designated asset or liability due to change in the full fair value of the designated asset or liability. In the third quarter of 2008 and periodically thereafter, the FHLBNY elected the FVO for certain consolidated obligation bonds and executed interest rate swaps to offset the fair value changes of the bonds.
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
Hedging activities
Consolidated Obligations — The FHLBNY manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflows on the derivative with the cash outflow on the consolidated obligation. While consolidated obligations are the joint and several obligations of the FHLBanks, one or more FHLBanks may individually serve as counterparties to derivative agreements associated with specific debt issues. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and each of those FHLBanks could simultaneously enter into a matching derivative in which the counterparty pays to the FHLBank fixed cash flows designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligations. Such transactions are treated as fair value hedges under the accounting standards for derivatives and hedging. The FHLBNY has elected the Fair Value Option (“FVO”) for certain consolidated obligation bonds and these were measured under the accounting standards for fair value measurements. To mitigate the volatility resulting from changes in fair values of bonds designated under the FVO, the Bank has also executed interest rate swaps.
The FHLBNY had issued variable-rate consolidated obligations bonds indexed to 1 month-LIBOR, the U.S. Prime rate, or Federal funds rate and simultaneously execute interest-rate swaps (“basis swaps”) to hedge the basis risk of the variable rate debt to 3-month LIBOR, the FHLBNY’s preferred funding base. The interest rate basis swaps were accounted as economic hedges of the floating-rate bonds because the FHLBNY deemed that that the operational cost of designating the hedges under accounting standards for derivatives and hedge accounting would outweigh the accounting benefits.
The issuance of the consolidated obligation fixed-rate bonds to investors and the execution of interest rate swaps typically results in cash flow pattern in which the FHLBNY has effectively converted the bonds’ cash flows to variable cash flows that closely match the interest payments it receives on short-term or variable-rate advances. From time-to-time, this intermediation between the capital and swap markets has permitted the FHLBNY to raise funds at a lower cost than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets. The FHLBNY does not issue consolidated obligations denominated in currencies other than U.S. dollars.

Federal Home Loan Bank of New York
Notes to Financial Statements
Advances — With a putable advance borrowed by a member, the FHLBNY may purchase from the member a put option that enables the FHLBNY to effectively convert an advance from fixed-rate to floating-rate if interest rates increase by terminating the advance and extending additional credit on new terms. The FHLBNY may hedge a putable advance by entering into a cancelable interest rate swap in which the FHLBNY pays to the swap counterparty fixed-rate cash flows and receives variable-rate cash flows. This type of hedge is treated as a fair value hedge under the accounting standards for derivatives and hedging. The swap counterparty can cancel the swap on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit to the member on new terms.
The optionality embedded in certain financial instruments held by the FHLBNY can create interest-rate risk. When a member prepays an advance, the FHLBNY could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower-yielding assets that would continue to be funded by higher-cost debt. To protect against this risk, the FHLBNY generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. When the Bank offers advances (other than short-term) that members may prepay without a prepayment fee, it usually finances such advances with callable debt. The Bank has not elected the FVO for any advances.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
If a hedged firm commitment no longer qualified as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings. There were no material amounts of gains and losses recognized due to disqualification of firm commitment hedges in 2009, 2008 and 2007.
Forward Settlements — There were no forward settled securities at December 31, 2009 or at December 31, 2008 that would settle outside the shortest period of time for the settlement of such securities.
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
Intermediation — To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties. This intermediation allows smaller members access to the derivatives market. The derivatives used in intermediary activities do not qualify for hedge accounting under the accounting standards for derivatives and hedging, and are separately marked-to-market through earnings. The net impact of the accounting for these derivatives does not significantly affect the operating results of the FHLBNY.
Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate swaps in which the FHLBNY was an intermediary was $320.0 million and $300.0 million as of December 31, 2009 and 2008; fair values of the swaps sold to members net of the fair values of swaps purchased from derivative counterparties were not material at December 31, 2009 and 2008. Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.
Economic hedges — At December 31, 2009, economic hedges comprised primarily of: (1) short- and medium-term interest rate swaps that hedged the basis risk (Prime rate, Fed fund rate, and the 1-month LIBOR index) of variable-rate bonds issued by the FHLBNY. These swaps were considered freestanding and changes in the fair values of the swaps were recorded through income. The FHLBNY believes the operational cost of designating the basis hedges in a qualifying hedge would outweigh the benefits of applying hedge accounting. (2) Interest rate caps acquired in the second quarter of 2008 to hedge balance sheet risk, primarily certain capped floating-rate investment securities, were considered freestanding derivatives with fair value changes recorded through Other income (loss) as a Net realized and unrealized gain or loss on derivatives and hedging activities. (3) Interest rate swaps hedging balance sheet risk. (4) Interest rate swaps that had previously qualified as hedges under the accounting standards for derivatives and hedging, but had been subsequently de-designated from hedge accounting as they were assessed as being not highly effective hedges. (5) Interest rate swaps executed to offset the fair value changes of bonds designated under the FVO.
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
The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments, but it does not measure the credit risk exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors (“derivatives”) if the counterparty defaults and the related collateral, if any, is of insufficient value to the FHLBNY.
The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives. When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure, less collateral held, represents the appropriate measure of credit risk. Substantially all derivative contracts are subject to master netting agreements or other right of offset arrangements. At December 31, 2009 and 2008, the Bank’s credit risk, representing derivatives in a fair value gain position was approximately $8.3 million and $20.2 million after the recognition of any cash collateral held by the FHLBNY. The credit risk at December 31, 2009 and 2008 included $0.8 million and $0.7 million in net interest receivable.
Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of FHLBNY with respect to derivative contracts. Exposure to counterparties is measured by derivatives in a fair value loss position from the FHLBNY’s perspective, which from the counterparties’ perspective is a gain. At December 31, 2009 and 2008, exposure to counterparties after offsetting cash collateral pledged by the FHLBNY was $746.2 million and $861.7 million. The FHLBNY had deposited $2.2 billion and $3.8 billion with derivative counterparties as cash collateral at December 31, 2009 and 2008. The FHLBNY is exposed to the risk of derivative counterparties defaulting on the terms of the derivative contracts and failing to return cash deposited with counterparties. If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties. To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged is exposed to credit risk. Derivative counterparties holding the FHLBNY’s cash as pledged collateral were rated single-A and better at December 31, 2009, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

Federal Home Loan Bank of New York
Notes to Financial Statements
Impact of the bankruptcy of Lehman Brothers
On September 15, 2008, Lehman Brothers Holdings, Inc. (“LBHI”), the parent company of Lehman Brothers Special Financing Inc. (“LBSF”) and a guarantor of LBSF’s obligations filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. LBSF was a counterparty to FHLBNY on multiple derivative transactions under International Swap Dealers Association, Inc. master agreements with a total notional amount of $16.5 billion at the time of termination of the FHLBanks’ derivative transactions with LBSF. The net amount that is due to the Bank after giving effect to obligations that are due LBSF was approximately $65 million, and the Bank has fully reserved the LBSF receivables as the bankruptcy of LBHI and LBSF make the timing and the amount of the recovery uncertain. The loss was reported as a charge to Other Income (loss) in the 2008 Statement of Income as a Provision for derivative counterparty credit losses. The FHLBNY filed on September 22, 2009 a proof of claim of $64.5 million as a creditor in connection with the bankruptcy proceedings. It is possible that, in the course of the bankruptcy proceedings, the FHLBNY may recover some amount in a future period. However, because the timing and the amount of such recovery remains uncertain, the FHLBNY has not recorded any estimated recovery in its financial statements. The amount, if any that the Bank actually recovers will ultimately be decided in the course of the bankruptcy proceedings.
The following tables represented outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2009 and 2008 (in thousands):

	December 31, 2009
	Notional Amount of		Derivative
	Derivatives	Derivative Assets	Liabilities
Fair value of derivatives instruments
Derivatives in fair value hedging relationships
Interest rate swaps	$98,776,447	$854,699	$(3,974,207)

Total derivatives in hedging relationships	$98,776,447	$854,699	$(3,974,207)

Derivatives not designated as hedging instruments
Interest rate swaps	$33,144,963	$147,239	$(73,450)
Interest rate caps or floors	2,282,000	77,999	(7,525)
Mortgage delivery commitments	4,210	—	(39)
Other*	320,000	1,316	(956)

Total derivatives not designated as hedging instruments	$35,751,173	$226,554	$(81,970)

Total derivatives before netting and collateral adjustments	$134,527,620	$1,081,253	$(4,056,177)

Netting adjustments		$(1,072,973)	$1,072,973
Cash collateral and related accrued interest		—	2,237,028

Total collateral and netting adjustments		$(1,072,973)	$3,310,001

Total reported on the Statements of Condition		$8,280	$(746,176)

*	Other: Comprised of swaps intermediated for members.

Federal Home Loan Bank of New York
Notes to Financial Statements

	December 31, 2008
	Notional Amount of		Derivative
	Derivatives	Derivative Assets	Liabilities
Fair value of derivatives instruments
Derivatives in fair value hedging relationships
Interest rate swaps	$84,582,796	$1,640,507	$(6,117,173)

Total derivatives in hedging relationships	$84,582,796	$1,640,507	$(6,117,173)

Derivatives not designated as hedging instruments
Interest rate swaps	$40,674,142	$222,615	$(370,876)
Interest rate caps or floors	2,357,000	16,318	(8,360)
Mortgage delivery commitments	10,395	2	(110)
Other*	300,000	10,186	(9,694)

Total derivatives not designated as hedging instruments	$43,341,537	$249,121	$(389,040)

Total derivatives before netting and collateral adjustments	$127,924,333	$1,889,628	$(6,506,213)

Netting adjustments		$(1,808,183)	$1,808,183
Cash collateral and related accrued interest		(61,209)	3,836,370

Total collateral and netting adjustments		$(1,869,392)	$5,644,553

Total reported on the Statements of Condition		$20,236	$(861,660)

*	Other: Comprised of swaps intermediated for members.
The categories —“Fair value”, “Mortgage delivery commitment”, and “Cash Flow” hedges — represent derivative transactions in hedging relationships. If any such hedges do not qualify for hedge accounting under the accounting standards for derivatives and hedging, they are classified as “Economic” hedges. Changes in fair values of economic hedges are recorded through the income statement without the offset of corresponding changes in the fair value of the hedged item. Changes in fair values of qualifying derivative transactions designated in fair value hedges are recorded through the income statement with the offset of corresponding changes in the fair values of the hedged items. The effective portion of changes in the fair values of derivatives designated in a qualifying cash flow hedge is recorded in Accumulated other comprehensive income (loss).
Earnings impact of derivatives and hedging activities
Net realized and unrealized gain (loss) on derivatives and hedging activities
Gains and losses from hedging activities designated as fair value hedges are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of Income. Net ineffectiveness from fair value hedges was a gain of $21.1 million in 2009, a loss of $12.0 million in 2008 and a gain of $5.9 million in 2007. Ineffectiveness from hedges designated as cash flow hedges were not material for periods in this report.
Amortization of basis resulting from modified advance hedges amounted to gains of $0.4 million, $0.5 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY reported the following net gains (losses) from derivatives and hedging activities (in thousands):

	Years ended December 31,
	2009	2008	2007
	Gain (Loss)	Gain (Loss)	Gain (Loss)
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(4,542)	$31,838	$7,968
Consolidated obligations-bonds	25,647	(43,530)	(2,058)
Consolidated obligations-discount notes	—	(333)	—

Net gain (loss) related to fair value hedge ineffectiveness	21,105	(12,025)	5,910
Net gain (loss) related to cash flow hedge ineffectiveness	—	(9)	9

Derivatives not designated as hedging instruments
Economic hedges
Interest rate swaps
Advances	4,491	(20,833)	2
Consolidated obligations-bonds	92,070	(38,763)	9,622
Consolidated obligations-discount notes	(9,643)	13,895	52
Member intermediation	(132)	462	19
Balance sheet-macro hedges swaps	2,869	18,029	—
Accrued interest-swaps	(1,136)	(126,551)	1,887
Accrued interest-intermediation	85	18	7
Caps and floors
Advances	(1,353)	(2,050)	(2,611)
Balance sheet	63,330	(38,723)	—
Accrued interest-options	(5,798)	101	3,630
Mortgage delivery commitments	(20)	(3)	(171)
Swaps matching instruments designated under FVO
Consolidated obligations-bonds	(10,330)	7,698	—
Accrued interest on FVO swaps	9,162	(505)	—

Net gain (loss) related to derivatives not designated as hedging instruments	143,595	(187,225)	12,437

Net gain (loss) on derivatives and hedging activities	$164,700	$(199,259)	$18,356

Federal Home Loan Bank of New York
Notes to Financial Statements
The components of hedging gains and losses for the year ended December 31, 2009 are summarized below (in thousands):

	December 31, 2009
				Effect of
				Derivatives on
	Gain (Loss) on	Gain (Loss) on		Net Interest
	Derivative	Hedged Item	Earnings Impact	Income [1]
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$2,147,467	$(2,152,009)	$(4,542)	$(1,793,232)
Consolidated obligations-bonds	(655,908)	681,555	25,647	559,647
Consolidated obligations-notes	—	—	—	474

Fair value hedges — Net impact	1,491,559	$(1,470,454)	21,105	(1,233,111)
Cash flow hedges ineffectiveness	—	—	—	—
Derivatives not designated as hedging instruments
Interest rate swaps
Advances	4,491	—	4,491	—
Consolidated obligations-bonds	92,070	—	92,070	—
Consolidated obligations-notes	(9,643)	—	(9,643)	—
Member intermediation	(132)	—	(132)	—
Balance sheet-macro hedges swaps	2,869	—	2,869	—
Accrued interest-swaps	(1,136)	—	(1,136)	—
Accrued interest-intermediation	85	—	85	—
Caps and floors
Advances	(1,353)	—	(1,353)	—
Member intermediation Balance sheet	63,330	—	63,330	—
Accrued interest-options	(5,798)	—	(5,798)	—
Mortgage delivery commitments	(20)	—	(20)	—
Swaps matching instruments designated under FVO
Advances	—	—	—	—
Consolidated obligations-bonds	(10,330)	—	(10,330)	—
Consolidated obligations — discount notes	—	—	—	—
Accrued interest on FVO swaps	9,162	—	9,162	—

Total	$1,635,154	$(1,470,454)	$164,700	$(1,233,111)

[1]	Represents interest expense and income generated from hedge qualifying interest-rate swaps that were recorded with interest income and expense of the hedged bonds, discount notes, and advances.

Federal Home Loan Bank of New York
Notes to Financial Statements
The components of hedging gains and losses for the year ended December 31, 2008 are summarized below (in thousands):

	December 31, 2008
				Effect of
				Derivatives on
	Gain (Loss) on	Gain (Loss) on		Net Interest
	Derivative	Hedged Item	Earnings Impact	Income [1]
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(4,362,202)	$4,394,040	$31,838	$(455,652)
Consolidated obligations-bonds	963,271	(1,006,801)	(43,530)	338,087
Consolidated obligations-notes	29	(362)	(333)	161

Fair value hedges ineffectiveness	(3,398,902)	$3,386,877	(12,025)	(117,404)
Cash flow hedges ineffectiveness	(9)	—	(9)	—
Derivatives not designated as hedging instruments
Interest rate swaps
Advances	(20,833)	—	(20,833)	—
Consolidated obligations-bonds	(38,763)	—	(38,763)	—
Consolidated obligations-notes	13,895	—	13,895	—
Member intermediation	462	—	462	—
Balance sheet-macro hedges swaps	18,029	—	18,029	—
Accrued interest-swaps	(126,551)	—	(126,551)	—
Accrued interest-intermediation	18	—	18	—
Caps and floors
Advances	(2,050)	—	(2,050)	—
Balance sheet	(38,723)	—	(38,723)	—
Accrued interest-options	101	—	101	—
Mortgage delivery commitments	(3)	—	(3)	—
Swaps matching instruments designated under FVO
Consolidated obligations-bonds	7,698	—	7,698	—
Accrued interest on FVO swaps	(505)	—	(505)	—

Total	$(3,586,136)	$3,386,877	$(199,259)	$(117,404)

[1]	Represents interest expense and income generated from hedge qualifying interest-rate swaps that were recorded with interest income and expense of the hedged bonds, discount notes, and advances.

Federal Home Loan Bank of New York
Notes to Financial Statements
The components of hedging gains and losses for the year ended December 31, 2007 are summarized below (in thousands):

	December 31, 2007
				Effect of
				Derivatives on
	Gain (Loss) on	Gain (Loss) on		Net Interest
	Derivative	Hedged Item	Earnings Impact	Income [1]
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(1,488,421)	$1,496,389	$7,968	$354,679
Consolidated obligations-bonds	412,247	(414,305)	(2,058)	(174,102)
Consolidated obligations-notes	—	—	—	—

Fair value hedges ineffectiveness	(1,076,174)	$1,082,084	5,910	180,577
Cash flow hedges ineffectiveness	9	—	9	—
Derivatives not designated as hedging instruments
Interest rate swaps
Advances	2	—	2	—
Consolidated obligations-bonds	9,622	—	9,622	—
Consolidated obligations-notes	52	—	52	—
Member intermediation	19	—	19	—
Balance sheet-macro hedges swaps	—	—	—	—
Accrued interest-swaps	1,887	—	1,887	—
Accrued interest-intermediation	7	—	7	—
Caps and floors
Advances	(2,611)	—	(2,611)	—
Balance sheet	—	—	—	—
Accrued interest-options	3,630	—	3,630	—
Mortgage delivery commitments	(171)	—	(171)	—

Total	$(1,063,728)	$1,082,084	$18,356	$180,577

Note: The FHLBNY did not designate any hedged item under the FVO in 2007.

[1]	Represents interest expense and income generated from hedge qualifying interest-rate swaps that were recorded with interest income and expense of the hedged bonds, discount notes, and advances.
Cash Flow hedges
There were no material amounts in 2009, 2008 and 2007 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. The maximum length of time over which the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions is between three and six months. No cash flow hedges were outstanding at December 31, 2009 or 2008, although the Bank had executed cash flow hedges during 2008.
The effective portion of the gain or loss on swaps designated and qualifying as a cash flow hedging instrument is reported as a component of AOCI and reclassified into earnings in the same period during which the hedged forecasted bond expenses affect earnings. The balances in AOCI from terminated cash flow hedges represented net realized losses of $22.7 million and $30.2 million at December 31, 2009 and 2008. At December 31, 2009, it is expected that over the next 12 months about $6.9 million ($7.5 million at December 31, 2008) of net losses recorded in AOCI will be recognized as a charge to earnings as a yield adjustment to interest expense of consolidated bonds.

Federal Home Loan Bank of New York
Notes to Financial Statements
The effect of cash flow hedge related derivative instruments for the years ended December 31, 2009, 2008, and 2007 were as follows (in thousands):

	December 31, 2009
	OCI
	Gains/(Losses)
		Location:	Amount	Ineffectiveness
	Recognized	Reclassified to	Reclassified to	Recognized in
	in OCI [1]	Earnings [1]	Earnings [1]	Earnings
The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—
Consolidated obligations-bonds	—	Interest Expense	7,508	—

Total	$—		$7,508	$—

	December 31, 2008
	OCI
	Gains/(Losses)
		Location:	Amount	Ineffectiveness
	Recognized	Reclassified to	Reclassified to	Recognized in
	in OCI [1,2]	Earnings [1]	Earnings [1]	Earnings
The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—
Consolidated obligations-bonds	(6,109)	Interest Expense	6,124	9

Total	$(6,109)		$6,124	$9

	December 31, 2007
	OCI
	Gains/(Losses)
		Location:	Amount	Ineffectiveness
	Recognized	Reclassified to	Reclassified to	Recognized in
	in OCI [1,2]	Earnings [1]	Earnings [1]	Earnings
The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—
Consolidated obligations-bonds	(26,105)	Interest Expense	662	(9)

Total	$(26,105)		$662	$(9)

[1]	Effective portion

[2]	Represents effective portion of basis adjustments to AOCI in periods 2009, 2008, and 2007 from cash flowhedging transactions.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 18. Fair Values of financial instruments
Items Measured at Fair Value on a Recurring Basis
The following table presents for each hierarchy level (see note below), the FHLBNY’s assets and liabilities that were measured at fair value on its Statements of Condition at December 31, 2009 and 2008 (in thousands):

	December 31, 2009
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities	$2,253,153	$—	$2,253,153	$—	$—
Derivative assets(a)	8,280		1,081,253		(1,072,973)

Total assets at fair value	$2,261,433	$—	$3,334,406	$—	$(1,072,973)

Liabilities
Consolidated obligations:
Bonds(b)	$(6,035,741)	$—	$(6,035,741)	$—	$—
Derivative liabilities(a)	(746,176)	—	(4,056,177)	—	3,310,001

Total liabilities at fair value	$(6,781,917)	$—	$(10,091,918)	$—	$3,310,001

	December 31, 2008
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities	$2,861,869	$—	$2,861,869	$—	$—
Derivative assets(a)	20,236	—	1,386,859	—	(1,366,623)
Other assets	—	—	—	—	—

Total assets at fair value	$2,882,105	$—	$4,248,728	$—	$(1,366,623)

Liabilities
Consolidated obligations:
Bonds(b)	$(998,942)	$—	$(998,942)	$—	$—
Derivative liabilities(a)	(861,660)	—	(5,978,026)	—	5,116,366

Total liabilities at fair value	$(1,860,602)	$—	$(6,976,968)	$—	$5,116,366

Level 1 — Quoted prices in active markets for identical assets.

Level 2 — Significant other observable inputs.

Level 3 — Significant unobservable inputs.

(a)	Derivative assets and liabilities were interest-rate contracts, except for de minimis amount of mortgage delivery contracts.

(b)	Based on its analysis of the nature of risks of the FHLBNY’s debt measured at fair value, the FHLBNY has determined that presenting the debt as a single class is appropriate.

Federal Home Loan Bank of New York
Notes to Financial Statements
Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities would be measured at fair value on a nonrecurring basis, and for the FHLBNY, such items may include mortgage loans in foreclosure, or mortgage loans and held-to-maturity securities written down to fair value. At December 31, 2009, the Bank measured and recorded the fair values on a nonrecurring basis of held-to-maturity investment securities deemed to be OTTI; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments in certain circumstances (for example, when there is evidence of other-than-temporary impairment — OTTI) in accordance with the guidance on recognition and presentation of other-than-temporary impairment. The nonrecurring measurement basis related to certain private-label held-to-maturity mortgage-backed securities that were determined to be OTTI. The held-to-maturity OTTI securities were recorded at their fair values of $42.9 million at December 31, 2009. For more information see Note 4 — Held-to-maturity securities.
No fair values were recorded on a non-recurring basis at December 31, 2008.
The following table summarizes the fair values of MBS for which a non-recurring change in fair value was recorded at December 31, 2009 (in thousands):

					Credit Loss *
	Fair Value	Level 1	Level 2	Level 3	December 31, 2009
Held-to-maturity securities
Private-label residential MBS	$42,922	$—	$—	$42,922	$20,816

Total	$42,922	$—	$—	$42,922	$20,816

*	Note: Cumulative credit losses of $20.8 million include credit losses on Held-to-maturity securities that were OTTI in previous quarters of 2009. For Held-to-maturity securities that were previously credit impaired but no additional credit impairment were deemed necessary at December 31, 2009, the securities were recorded at their carrying values and not re-adjusted to their fair values. At December 31, 2009, the FHLBNY also wrote down certain MBS to their fair values ($42.9 million) when it was determined that the securities were credit impaired at December 31, 2009, and their carrying values prior to write-down ($59.9 million) were in excess of their fair values.

Federal Home Loan Bank of New York
Notes to Financial Statements
Estimated fair values — Summary Tables
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets
Cash and due from banks	$2,189,252	$2,189,252	$18,899	$18,899
Interest-bearing deposits	—	—	12,169,096	12,170,681

Federal funds sold	3,450,000	3,449,997	—	—
Available-for-sale securities	2,253,153	2,253,153	2,861,869	2,861,869
Held-to-maturity securities
Long-term securities	10,519,282	10,669,252	10,130,543	9,934,473
Certificates of deposit	—	—	1,203,000	1,203,328
Advances	94,348,751	94,624,708	109,152,876	109,421,358
Mortgage loans held-for-portfolio, net	1,317,547	1,366,538	1,457,885	1,496,329
Accrued interest receivable	340,510	340,510	492,856	492,856
Derivative assets	8,280	8,280	20,236	20,236
Other financial assets	3,412	3,412	2,713	2,713

Liabilities
Deposits	2,630,511	2,630,513	1,451,978	1,452,648
Consolidated obligations:
Bonds	74,007,978	74,279,737	82,256,705	82,533,048
Discount notes	30,827,639	30,831,201	46,329,906	46,408,907
Mandatorily redeemable capital stock	126,294	126,294	143,121	143,121
Accrued interest payable	277,788	277,788	426,144	426,144
Derivative liabilities	746,176	746,176	861,660	861,660
Other financial liabilities	38,832	38,832	38,594	38,594
The following table summarizes the activity related to consolidated obligation bonds for which the Bank elected the fair value option (in thousands):

	Years ended December 31,
	2009	2008
Balance, beginning of the period	$(998,942)	$—
New transaction elected for fair value option	(10,100,000)	(1,014,000)
Maturities and terminations	5,043,000	31,000
Change in fair value	15,523	(8,325)
Change in accrued interest	4,678	(7,617)

Balance, end of the period	$(6,035,741)	$(998,942)

The FHLBNY designated certain debt under the FVO for the first time in 2008.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table presents the change in fair value included in the Statements of Income for the consolidated obligation bonds designated in accordance with the accounting standards on the fair value option for financial assets and liabilities (in thousands):

	Years ended December 31,
	2009			2008
	Interest expense on	Net gain(loss) due	Total change in fair value	Interest expense on	Net gain(loss) due	Total change in fair value
	consolidated	to changes in fair	included in current	consolidated	to changes in fair	included in current period
	obligation bonds	value	period earnings	obligation bonds	value	earnings

Consolidated obligations-bonds	$(10,869)	$15,523	$4,654	$(7,835)	$(8,325)	$(16,160)

The following table compares the aggregate fair value and aggregate remaining contractual fair value and aggregate remaining contractual principal balance outstanding of consolidated obligation bonds for which the fair value option has been elected (in thousands):

	Years ended December 31,
	2009			2008
			Fair value			Fair value
	Principal Balance	Fair value	over/(under)	Principal Balance	Fair value	over/(under)
Consolidated obligations-bonds	$6,040,000	$6,035,741	$(4,259)	$983,000	$998,942	$15,942

Notes to Estimated Fair Values of financial instruments
The fair value of financial instruments that is an asset is defined as the price FHLBNY would receive to sell an asset in an orderly transaction between market participants at the measurement date. A financial liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair values are based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices are not available, valuation models and inputs are utilized. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or markets and the instruments’ complexity.
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
In accordance with the amended guidance under the accounting standards for investments in debt and equity securities, certain held-to-maturity private-label mortgage-backed securities were written down to their fair value as a result of a recognition of OTTI in 2009. The OTTI impaired securities are classified in the table of items measured at fair value on a nonrecurring basis as Level 3 financial instruments in accordance with the accounting standards for fair value measurements and disclosures, and valuation hierarchy as of December 31, 2009. This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities. Fair values of these securities were determined by management using third party specialized vendor pricing services that made appropriate adjustments to observed prices of comparable securities that were being transacted in orderly market. Certain held-to-maturity private-label MBS deemed to be OTTI at December 31, 2009 were recorded at their fair values of $42.9 million.
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
Mortgage loans
The fair value of MPF loans and loans in the inactive CMA programs are priced using a valuation technique referred to as the “market approach”. Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term. Thereafter, these are compared against closing “TBA” prices extracted from independent sources. All significant inputs to the loan valuations are market based and observable.
Accrued interest receivable and payable
The estimated fair values approximate the recorded book value because of the relatively short period of time between their origination and expected realization.
Derivative assets and liabilities
The FHLBNY’s derivatives are traded in the over-the-counter market. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure and record the fair values of its derivative positions. The valuation technique is considered as an “Income approach”. Derivatives are valued using industry-standard option adjusted valuation models that utilize market inputs, which can be corroborated, from widely accepted third-party sources. The Bank’s valuation model utilizes a modified Black-Karasinski model that assumes that rates are distributed log normally. The log-normal model precludes interest rates turning negative in the model computations. Significant market based and observable inputs into the valuation model include volatilities and interest rates. These derivative positions are classified within Level 2 of the valuation hierarchy, and include interest rate swaps, swaptions, interest rate caps and floors, and mortgage delivery commitments.
The FHLBNY employs control processes to validate the fair value of its financial instruments, including those derived from valuation models. These control processes are designed to ensure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to ensure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by specialists with relevant expertise who are independent from the trading desks or personnel who were involved in the design and selection of model inputs. Additionally, groups that are independent from the trading desk, or personnel involved in the design and selection of model inputs participate in the review and validation of the fair values generated from the valuation model. The FHLBNY maintains an ongoing review of its valuation models and has a formal model validation policy in addition to procedures for the approval and control of data inputs.

Federal Home Loan Bank of New York
Notes to Financial Statements
The valuation of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk and would also take into account the FHLBNY’s own credit standing and non-performance risk. The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges at least weekly. The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of derivative assets and derivative liabilities in the Statements of Condition at December 31, 2009 and 2008.
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
Note 19. Commitments and contingencies
The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under the provisions of accounting standard for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2009 and 2008. The par amount of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, were approximately $0.9 trillion and $1.3 trillion at December 31, 2009 and 2008.

Federal Home Loan Bank of New York
Notes to Financial Statements
Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $697.9 million and $908.6 million as of December 31, 2009 and 2008, respectively and had original terms of up to 15 years, with a final expiration in 2019. Standby letters of credit are fully collateralized. Unearned fees on standby letters of credit were recorded in Other liabilities and were not significant as of December 31, 2009 and 2008. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit.
During the third quarter of 2008, each FHLBank, including the FHLBNY, entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF was designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF would be considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings would be agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consisted of FHLBank advances to members that had been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank was required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral updated on a weekly basis. As of December 31, 2009 and 2008, the FHLBNY had provided the U.S. Treasury listings of advance collateral amounting to $10.3 billion and $16.3 billion, which provided for maximum borrowings of $9.0 billion and $14.2 billion at December 31, 2009 and 2008. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2009, no FHLBank had drawn on this available source of liquidity. This temporary authorization expired on December 31, 2009.
Under the MPF program, the Bank was unconditionally obligated to purchase $4.2 million and $10.4 million in mortgage loans at December 31, 2009 and 2008. Commitments are generally for periods not to exceed 45 business days. Such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $484.6 million and $246.9 million as of December 31, 2009 and 2008.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY executes derivatives with major banks and broker-dealers and enters into bilateral collateral agreements. When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure. To mitigate the counterparties’ exposures, the FHLBNY deposited $2.2 billion and $3.8 billion in cash with derivative counterparties as pledged collateral at December 31, 2009 and 2008, and these amounts were reported as a deduction to Derivative liabilities. At December 31, 2008, the FHLBNY was also exposed to credit risk associated with outstanding derivative transactions measured by the replacement cost of derivatives in a gain position. The Bank’s credit exposure at December 31, 2009 was below the threshold agreements with derivative counterparties and no collateral was required to be pledged by counterparties. At December 31, 2008, the Bank’s credit exposure was reduced by cash collateral of $61.2 million delivered by derivatives counterparties and held by the Bank, and was recorded as a deduction to Derivative assets.
The FHLBNY charged to operating expenses net rental costs of approximately $3.4 million, $3.2 million, and $3.1 million for years ended December 31, 2009, 2008 and 2007. Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.
The following table summarizes contractual obligations and contingencies as of December 31, 2009 (in thousands):

	December 31, 2009
	Payments due or expiration terms by period
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par [1]	$40,896,550	$23,430,775	$6,091,550	$2,939,050	$73,357,925
Mandatorily redeemable capital stock [1]	102,453	16,766	2,118	4,957	126,294
Premises (lease obligations) [2]	3,060	6,161	5,413	6,427	21,061

Total contractual obligations	41,002,063	23,453,702	6,099,081	2,950,434	73,505,280

Other commitments
Standby letters of credit	667,554	9,139	15,023	6,199	697,915
Consolidated obligations-bonds/ discount notes traded not settled	2,145,000	—	—	—	2,145,000
Firm commitment-advances	100,000	—	—	—	100,000
Open delivery commitments (MPF)	4,210	—	—	—	4,210

Total other commitments	2,916,764	9,139	15,023	6,199	2,947,125

Total obligations and commitments	$43,918,827	$23,462,841	$6,114,104	$2,956,633	$76,452,405

[1]	Callable bonds contain exercise date or a series of exercise dates that may result in a shorter redemption period. Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.

[2]	Immaterial amount of commitments for equipment leases not included.
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
Debt Transfers
During 2009 and 2008, there was no transfer of consolidated obligation bonds to other FHLBanks. In 2007, the Bank transferred par amounts of $487.0 million, and recorded losses of $4.6 million. Amounts transferred were in exchange for a cash price that represented the fair market values of the bonds. No bonds were transferred to the FHLBNY from another FHLBank in 2009 and 2008.
At trade date, the transferring bank notifies the Office of Finance of a change in primary obligor for the transferred debt.
Advances sold or transferred
No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in 2009, 2008 and 2007.
MPF Program
In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members. Transactions are at market rates. The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans at December 31, 2009 was $101.2 million ($125.0 million at December 31, 2008) from inception of the program through mid-2004. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. Fees paid to the FHLBank of Chicago were $0.6 million in each of the years ended December 31, 2009, 2008 and 2007.
Mortgage-backed Securities
No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.
Intermediation
Notional amounts of $320.0 million and $300.0 million were outstanding at December 31, 2009 and 2008 in which the FHLBNY acted as an intermediary to sell derivatives to members. These were offset by identical transactions with unrelated derivatives counterparties. Net fair value exposures of these transactions at December 31, 2009 and 2008 were not material. The intermediated derivative transactions were fully collateralized.
Loans to other Federal Home Loan Banks
In 2009, the FHLBNY extended two overnight loans for a total of $472.0 million to other FHLBanks. In 2008, the Bank made four overnight loans for a total of $661.0 million. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was $1.9 thousand , $31.0 thousand and $2.0 thousand for the years ended December 31, 2009, 2008 and 2007.

Federal Home Loan Bank of New York
Notes to Financial Statements
Borrowings from other Federal Home Loan Banks
The FHLBNY borrows from other FHLBanks, generally for a period of one day. Such borrowings averaged $0.4 million, $5.5 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007. There were no borrowings outstanding as of December 31, 2009 and 2008. Interest expense for the years ended December 31, 2009, 2008 and 2007 was $0.4 thousand, $159.4 thousand and $146.0 thousand.
The following tables summarize outstanding balances with related parties at December 31, 2009 and 2008, and transactions for each of the years ended December 31, 2009, 2008 and 2007 (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital

	December 31, 2009		December 31, 2008
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$2,189,252	$—	$18,899
Interest-bearing deposits	—	—	—	12,169,096
Federal funds sold	—	3,450,000	—	—
Available-for-sale securities	—	2,253,153	—	2,861,869
Held-to-maturity securities
Long-term securities	—	10,519,282	—	10,130,543
Certificates of deposit	—	—	—	1,203,000
Advances	94,348,751	—	109,152,876	—
Mortgage loans [1]	—	1,317,547	—	1,457,885
Accrued interest receivable	299,684	40,826	433,755	59,101
Premises, software, and equipment	—	14,792	—	13,793
Derivative assets [2]	—	8,280	—	20,236
Other assets [3]	179	19,160	153	18,685

Total assets	$94,648,614	$19,812,292	$109,586,784	$27,953,107

Liabilities and capital
Deposits	$2,630,511	$—	$1,451,978	$—
Consolidated obligations	—	104,835,617	—	128,586,611
Mandatorily redeemable capital stock	126,294	—	143,121	—
Accrued interest payable	16	277,772	814	425,330
Affordable Housing Program [4]	144,489	—	122,449	—
Payable to REFCORP	—	24,234	—	4,780
Derivative liabilities [2]	—	746,176	—	861,660
Other liabilities [5]	29,330	43,176	31,003	44,750

Total liabilities	$2,930,640	$105,926,975	$1,749,365	$129,923,131

Capital	5,603,291	—	5,867,395	—

Total liabilities and capital	$8,533,931	$105,926,975	$7,616,760	$129,923,131

[1]	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

[2]	Derivative assets and liabilities include insignificant fair values due to intermediation activities on behalf of members.

[3]	Includes insignificant amounts of miscellaneous assets that are considered related party.

[4]	Represents funds not yet disbursed to eligible programs.

[5]	Related column includes member pass-through reserves at the Federal Reserve Bank.

Federal Home Loan Bank of New York
Notes to Financial Statements
Related Party: Income and Expense transactions

	Years ended December 31,
	2009		2008		2007
	Related	Unrelated	Related	Unrelated	Related	Unrelated
Interest income
Advances	$1,270,643	$—	$3,030,799	$—	$3,495,312	$—
Interest-bearing deposits [1]	—	19,865	—	28,012	—	3,333
Federal funds sold	—	3,238	—	77,976	—	192,845
Available-for-sale securities	—	28,842	—	80,746	—	—
Held-to-maturity securities
Long-term securities	—	461,491	—	531,151	—	596,761
Certificates of deposit	—	1,626	—	232,300	—	408,308
Mortgage loans [2]	—	71,980	—	77,862	—	78,937
Loans to other FHLBanks and other	2	—	33	—	7	2

Total interest income	$1,270,645	$587,042	$3,030,832	$1,028,047	$3,495,319	$1,280,186

Interest expense
Consolidated obligations	$—	$1,147,011	$—	$3,318,160	$—	$4,153,094
Deposits	2,512	—	36,193	—	106,777	—
Mandatorily redeemable capital stock	7,507	—	8,984	—	11,731	—
Cash collateral held and other borrowings	—	49	163	881	146	4,370

Total interest expense	$10,019	$1,147,060	$45,340	$3,319,041	$118,654	$4,157,464

Service fees	$4,165	$—	$3,357	$—	$3,324	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
The top ten advance holders at December 31, 2009, 2008 and 2007, and associated interest income for the years then ended are summarized as follows (dollars in thousands):

	December 31, 2009
				Percentage of
			Par	Total Par Value
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,275,000	19.0%	$710,900
Metropolitan Life Insurance Company	New York	NY	13,680,000	15.1	356,120
New York Community Bank*	Westbury	NY	7,343,174	8.1	310,991
Manufacturers and Traders Trust Company	Buffalo	NY	5,005,641	5.5	97,628
The Prudential Insurance Company of America	Newark	NJ	3,500,000	3.9	93,601
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,000,000	3.3	120,870
Emigrant Bank	New York	NY	2,475,000	2.7	64,131
Doral Bank	San Juan	PR	2,473,420	2.7	86,389
MetLife Bank, N.A.	Bridgewater	NJ	2,430,500	2.7	46,142
Valley National Bank	Wayne	NJ	2,322,500	2.6	103,707

Total			$59,505,235	65.6%	$1,990,479

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2008
				Percentage of
			Par	Total Par Value
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,525,000	17.0%	$671,146
Metropolitan Life Insurance Company	New York	NY	15,105,000	14.6	260,420
Manufacturers and Traders Trust Company	Buffalo	NY	7,999,689	7.7	257,649
New York Community Bank*	Westbury	NY	7,796,517	7.5	337,019
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,738,000	3.6	151,066
The Prudential Insurance Company of America	Newark	NJ	3,000,000	2.9	13,082
Merrill Lynch Bank & Trust Co., FSB	New York	NY	2,972,000	2.9	68,625
Valley National Bank	Wayne	NJ	2,646,500	2.6	103,918
Emigrant Bank	New York	NY	2,525,000	2.4	64,116
Doral Bank	San Juan	PR	2,412,500	2.3	89,643

Total			$65,720,206	63.5%	$2,016,684

*	At December 31, 2008, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2007
				Percentage of
			Par	Total Par Value
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$14,191,000	17.6%	$461,568
New York Community Bank*	Westbury	NY	8,138,625	10.1	326,012
Manufacturers and Traders Trust Company	Buffalo	NY	6,505,625	8.1	247,104
HSBC Bank USA, National Association	New York	NY	5,508,585	6.8	240,347
Metropolitan Life Insurance Company	New York	NY	4,555,000	5.7	81,724
Astoria Federal Savings and Loan Assn.*	Lake Success	NY	3,548,000	4.4	124,045
Valley National Bank	Wayne	NJ	2,223,000	2.8	67,548
RBS Citizens, National Association	Providence	NJ	1,750,000	2.2	87,266
Doral Bank	San Juan	PR	1,422,500	1.8	57,686
R-G Premier Bank of Puerto Rico	San Juan	PR	1,379,970	1.6	72,994

Total			$49,222,305	61.1%	$1,766,294

*	At December 31, 2007, officer of member bank also served on the Board of Directors of the FHLBNY.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table summarizes capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of February 28, 2010 and December 31, 2009 (shares in thousands):

		Number	Percent
	February 28, 2010	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock

Hudson City Savings Bank *	West 80 Century Road, Paramus, NJ 07652	8,748	17.43%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,419	14.78
New York Community Bank *	615 Merrick Avenue, Westbury, NY 11590	3,777	7.53
Manufacturers and Traders Trust Company	One M&T Plaza, Buffalo, NY 14203	2,934	5.85

		22,878	45.59%

		Number	Percent
	December 31, 2009	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock

Hudson City Savings Bank*	West 80 Century Road, Paramus, NJ 07652	8,748	16.87%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,419	14.31
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	3,777	7.28
Manufacturers And Traders Trust Company	One M&T Plaza, Buffalo, NY 14203	2,952	5.69

		22,896	44.15%

*	Officer of member bank also serves on the Board of Directors of the FHLBNY.
Note 22. Subsequent events
Under the final guidance issued by the FASB in February 2010, subsequent events for the FHLBNY are events or transactions that occur after the balance sheet date but before financial statements are issued. There are two types of subsequent events:
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
The FHLBNY has evaluated subsequent events through the date of this report and no significant subsequent events were identified.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at December 31, 2009. Based on this evaluation, they concluded that as of December 31, 2009, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II , Item 8 of the Annual Report on Form 10-K and incorporated herein by reference.
ITEM 9B. OTHER INFORMATION.
Pursuant to the answer to Question 6 of the SEC’s Compliance and Disclosure Interpretations published on January 20, 2010, the following information is provided below rather than in the “Submission of Matters to a Vote of Security Holders” Item, which was removed from Form 10-K as of February 28, 2010.
Submission Of Matters To A Vote Of Security Holders
Under the Federal Home Loan Bank Act, the only matter that is submitted to Federal Home Loan Bank shareholders for a vote is the annual election of FHLBank Directors. Consistent with the foregoing, the only matter involving a vote of Federal Home Loan Bank of New York (“FHLBNY”) shareholders in 2009 was an election of certain Independent Directors, which occurred in the last quarter of 2009. The FHLBNY conducted these elections in order to fill two Independent Director seats whose terms were set to expire on December 31, 2009. As a result, incumbent Independent Directors Mr. Michael M. Horn and Mr. Joseph J. Melone were elected by the eligible members of the FHLBNY on November 13, 2009 to serve as Independent Directors for, respectively, four and two-year terms commencing January 1, 2010. This election was conducted in accordance with Federal Housing Finance Agency (“FHFA” or “Finance Agency”) regulations governing the Director election process.

Separately, the terms of three Member Director seats were set to expire on December 31, 2009. However, elections among the FHLBNY’s membership were not held to fill these seats. Instead, due to a lack of any other nominees to fill these seats and in accordance with FHFA regulations, incumbent Member Directors Mr. James W. Fulmer, Chairman, President and CEO, The Bank of Castile, Batavia, NY and Ms. Katherine J. Liseno, President and CEO, Metuchen Savings Bank, Metuchen, NJ were declared elected by the Bank on August 27, 2009 to serve as Member Directors representing, respectively, New York and New Jersey, for four-year terms commencing January 1, 2010. Further, due to a lack of any nominees to fill the Member Director seat representing Puerto Rico and the U.S. Virgin Islands, the FHLBNY’s Board, in accordance with FHFA regulations, designated incumbent Member Director Mr. José Ramon González on December 17, 2009 to fill this seat for a four year term commencing on January 1, 2010.
More detailed information about the Bank’s Director election process is set forth below.
Eligibility to Vote in Director Elections
Voting rights of shareholders with regard to the election of Directors are established through Finance Agency regulations. Specifically, holders of stock that were members of the FHLBNY as of the record date — December 31st of the year immediately preceding an election — are eligible to participate in the election process. Each eligible member is entitled to cast one vote for each share of stock that the member was required to hold as of the record date; however, the number of votes that each member may cast for each Directorship can not exceed the average number of shares of stock that were required to be held as of the record date by all members in the state where the member is located. The Director election process is conducted by mail; no in-person meetings of the members are held.
Member Directors
Eligible members may nominate persons who are officers or directors of FHLBNY members in their states to serve as Member Directors (formerly known as “elected directors” prior to the adoption of the Housing and Economic Recovery Act of 2008, or “HERA”, in 2008) on the FHLBNY’s Board of Directors. After the slate of nominees is finalized, eligible members (i.e., the members of the FHLBNY as of December 31st of the prior year) may then vote to fill the open director seats in the state in which their principal place of business is located.
The number of Member Directorships on the Board is allocated by state and such allocation is performed by the Finance Agency each year in accordance with provisions of the Federal Home Loan Bank Act located at 12 U.S.C. 1427. This allocation is based primarily on the number of shares of capital stock required to be held by the members in each state in the Bank’s district as of the end of the calendar year preceding the election. Throughout 2009, and continuing through the date of this Report on Form 10-K, the Bank had ten Member Director positions on its Board. Of these ten Member Director positions, five were allocated to New York, four to New Jersey and one to Puerto Rico and the U.S. Virgin Islands.

The table below shows the total number of Member Directorships designated by the Finance Agency for each state in the Bank’s district for 2009 and for 2010, and the number of director positions that were required to be filled in the course of the Bank’s 2009 election of Member Directors:

	Total Member	Member Directorships
	Directorships	Up For Election During
State	for 2009 and for 2010	the 2009 Election Process
New Jersey	4	1
New York	5	1
Puerto Rico & U.S. Virgin Islands	1	1
District Total	10	3
2009 Member Director Election Results
In response to a call for nominations for Member Director seats with terms commencing on January 1, 2010, only one nomination each was received for the open Member Director seats representing, respectively, New York and New Jersey. Finance Agency regulations for the election of Directors provide that, if for any voting State, the number of nominees for the Member Directorships for that State is equal to or fewer than the number of such directorships to be filled in that year’s election, the Bank shall deliver a notice to the members in the affected voting State (in lieu of including any member directorship nominees on an election ballot for that State) indicating that such nominees shall be deemed elected without further action, due to an insufficient number of nominees to warrant balloting. Thereafter, the Bank shall declare elected all such eligible nominees. As such, incumbent Member Directors Mr. James W. Fulmer and Ms. Katherine J. Liseno were declared elected by the Bank on August 27, 2009 to serve as Member Directors representing, respectively, New York and New Jersey for four-year terms commencing January 1, 2010.
Further, during the course of the call for nominations for Member Director seats, the FHLBNY did not receive any nominations for the one open Member Director seat representing Puerto Rico and U.S. Virgin Islands members. The FHFA’s director election regulations provide that any Member Directorship that is not filled due to a lack of nominees shall be filled by the FHLBank’s Board of Directors. Therefore, on December 17, 2009, the FHLBNY’s Board designated incumbent Member Director Mr. José Ramon González to fill the Puerto Rico/U.S. Virgin Islands Member Directorship effective January 1, 2010.
Other Information Regarding the Composition of the Member Directors During 2009 and 2010
Apart from the Member Directors named above, each of the following Member Directors served on the Board throughout 2009, their terms continued into 2010, and they remain on the Board as of the date of this Report on Form 10-K: Joseph R. Ficalora, Jay M. Ford, Ronald E. Hermance, Kevin J. Lynch, Thomas M. O’Brien, John M. Scarchilli and George Strayton.
Independent Directors
In addition to the aforementioned group of Member Directors, the remainder of the FHLBNY’s Directors consist of “Independent Directors”. These are Directors who are not an officer or a director of a member institution of the FHLBNY. All Independent Directors (other than the subset of Independent Directors known as “Public Interest” Directors described below) must have experience in, or knowledge of, one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices, and the law. In addition, there is a subset of Independent Directorships known as “Public Interest” Directorships. Public Interest Directors must have more than four years experience representing consumer or community interests in banking services, credit needs, housing or consumer financial protection. Each FHLBank must have at least two Public Interest Directors on its Board. Unlike the Member Directors, the Independent Directors do not represent the interests of a particular state, and so the entire membership votes for them.

Until the middle of 2008, the Board of Directors of a FHLBank submitted the names of potential ‘appointed’ directors (the former name of the Directors now known as Independent Directors) to the Federal Housing Finance Board (the predecessor of the Finance Agency) for the regulator’s consideration. The ultimate determination of whether a person was eligible to serve as an appointed director and the selection of the appointed directors remained solely within the discretion of the Federal Housing Finance Board. However, the enactment of HERA on July 30, 2008 resulted in (i) the renaming of appointed directors as ‘Independent Directors; (ii) the elimination of the ability of the FHLBank’s regulator to appoint any Director to the Board of a FHLBank, resulting in the FHLBank’s membership being given the power to elect all FHLBank Directors; and (iii) the imposition of a requirement that the Boards of each FHLBank, in consultation with their Affordable Housing Advisory Committees, and subject to the review of the Finance Agency, submit the names of Independent Director candidates to eligible Bank members for a vote.
2009 Independent Director Election Results
In the last quarter of 2009, the FHLBNY conducted elections in order to fill two Independent Director seats whose terms were set to expire on December 31, 2009. As a result, on November 13, 2009, the eligible members of the FHLBNY elected incumbent Independent Directors Mr. Michael M. Horn and Mr. Joseph J. Melone to serve as Independent Directors of the FHLBNY for, respectively, four and two-year terms commencing January 1, 2010. Mr. Horn received 7,952,648 votes and Mr. Melone received 7,015,289 votes, respectively. (Under FHFA regulations, Mr. Horn received the longer term as he received more votes.) There were no other candidates. 13,964,581 votes were not cast.
Other Information Regarding the Composition of the Independent Directors During 2009 and 2010
Apart from the Independent Directors described above, each of the following Independent Directors served on the Board throughout 2009, their terms continued into 2010, and they remain on the Board as of the date of this Report on Form 10-K: Anne Evans Estabrook, Richard S. Mroz, C. Cathleen Raffaeli, Edwin C. Reed and DeForest B. Soaries, Jr. (Ms. Estabrook and Mr. Reed are the Public Interest Directors on the Board.)
In accordance with the provisions of HERA, the FHLBNY is exempt from the filing of information and proxy statements.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
2009 and 2010 Board of Directors
The FHLBank Act, as amended by the Housing and Economic Recovery Act of 2008 (“HERA”), provides that an FHLBank’s board of directors is to comprise thirteen directors, or such other number as the Director of the Federal Housing Finance Agency determines appropriate. For 2009 and 2010, the FHFA Director designated seventeen directorships for the Bank, ten of which are Member Directorships and seven of which are Independent Directorships.
All individuals serving as Bank directors must be United States citizens. A majority of the directors serving on the Board must be Member Directors and at least two-fifths must be Independent Directors.
A Member Directorship may be held only by an officer or director of a member institution that is located within the Bank’s district and that meets all minimum regulatory capital requirements. There are no other qualification requirements. Member Directors are, generally speaking, elected by Bank stockholders in, respectively, New York, New Jersey, and Puerto Rico and the U.S. Virgin Islands. The Bank’s Board of Directors is, as a general rule, not permitted to nominate or elect Member Directors; however, the Board may appoint a director to fill a vacant Member Directorship in the event that no nominations are received from members in the course of the Member Director election process. Each member institution that is required to hold stock as of the record date, which is December 31 of the year prior to the year in which the election is held, may nominate and/or vote for representatives from member institutions in its respective state to fill open Member Directorships. The Finance Agency’s election regulation provides that no director, officer, employee, attorney or agent of the Bank, other than in a personal capacity, may support the nomination or election of a particular individual for a Member Directorship.
An Independent Directorship may be held, generally speaking, only by an individual who is a bona fide resident of the Bank’s district, who is not a director, officer, or employee of a member institution or of any person that receives advances from the Bank, and who is not an officer of any FHLBank. At least two Independent Directors must be “public interest” directors. Public interest directors, as defined by Finance Agency regulations, are Independent Directors who have at least four years of experience representing consumer or community interests in banking services, credit needs, housing or consumer financial protection. Pursuant to Finance Agency regulations, each Independent Director must either satisfy the aforementioned requirements to be a public interest director, or have knowledge or experience in one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices, and the law.
Bank members are permitted to identify candidates to be considered by the Bank to be included on the Independent Director nominee slate. The Bank’s Board of Directors is then required by Finance Agency regulations to consult with the Bank’s Affordable Housing Advisory Council (“Advisory Council”) in establishing the nominee slate. (The Advisory Council is an advisory body consisting of fifteen persons residing in the Bank’s district appointed by the Bank’s Board, the members of which are drawn from community and not-for-profit organizations that are actively involved in providing or promoting low and moderate income housing or community lending. The Advisory Council provides advice on ways in which the Bank can better carry out its housing finance and community lending mission.) After the nominee slate is approved by the Board, the slate is then presented to the Bank’s membership for a district-wide vote. The election regulation permits the Bank’s directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director’s nominees for Independent Directorships.
The following table sets forth information regarding each of the directors of the FHLBNY who served on the Board during the period from January 1, 2009 through the date of this annual report on Form 10-K. All persons in the below table served continuously on the Board from January 1, 2009 through the date of this annual report on Form 10-K. Footnotes are used to specifically identify those directors who served on the Board in 2009 and who were also elected to serve by Bank members, the Board or the Bank for a new term on the Board commencing January 1, 2010. The footnotes also provide additional information about the Directors who served as Chair and Vice Chair of the Board during the aforementioned time period. After the table is biographical information for each director.

No director has any family relationship with any other director or executive officer of the Bank. In addition, no director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

				Expiration
		Bank	Start of	of Current	Represents
	Age as of	Director	Current Term	Term	Bank	Director
Director Name	3/25/2010	Since	1/1/	12/31/	Members in	Type

Michael M. Horn (Chair) [a]	70	4/2007	2010	2013	2nd District	Independent
José Ramon González (Vice Chair) [b]	55	1/2004	2010	2013	PR & USVI	Member
Anne Evans Estabrook	65	1/2004	2008	2010	2nd District	Independent
Joseph R. Ficalora	63	1/2005	2008	2010	NY	Member
Jay M. Ford	60	6/2008	2009	2012	NJ	Member
James W. Fulmer [c]	58	1/2007	2010	2013	NY	Member
Ronald E. Hermance, Jr.	62	1/2005	2008	2010	NJ	Member
Katherine J. Liseno [c]	65	1/2004	2010	2013	NJ	Member
Kevin J. Lynch	63	1/2005	2008	2010	NJ	Member
Joseph J. Melone [d]	78	4/2007	2010	2011	2nd District	Independent
Richard S. Mroz	48	3/2002	2008	2010	2nd District	Independent
Thomas M. O’Brien	59	4/2008	2009	2012	NY	Member
C. Cathleen Raffaeli	53	4/2007	2009	2012	2nd District	Independent
Edwin C. Reed	56	4/2007	2009	2012	2nd District	Independent
John M. Scarchilli	58	8/2006	2008	2010	NY	Member
DeForest B. Soaries, Jr.	58	1/2009	2009	2011	2nd District	Independent
George Strayton	66	6/2006	2009	2011	NY	Member

[a]	Mr. Horn served on the Board as an Independent Director throughout 2009, and his term expired on December 31, 2009. On November 17, 2009, he was elected by the Bank’s membership to serve as an Independent Director for a new four year term commencing January 1, 2010. In addition, Mr. Horn became Board Chair on May 13, 2008, and this term expired on December 31, 2009. On December 17, 2009, the Board elected Mr. Horn to serve as Board Chair for a new two year term commencing January 1, 2010.

[b]	Mr. González served on the Board as a Member Director representing the interests of Puerto Rico and U.S. Virgin Island members throughout 2009, and his term expired on December 31, 2009. On December 17, 2009, he was elected by the Board to serve as a Member Director for a new four year term commencing January 1, 2010. As no nominations were received from the Bank’s members in Puerto Rico and the U.S. Virgin Islands during the course of the Bank’s 2009 Member Director election process, the Board had the authority under Finance Agency regulations to fill this position. Mr. Gonzalez’ current term as Vice Chair of the Board began on January 1, 2009 and continues through and until December 31, 2010.

[c]	Mr. Fulmer and Ms. Liseno served on the Board as Member Directors representing the interests of, respectively, New York and New Jersey members throughout 2009, and their terms expired on December 31, 2009. On August 27, 2009, they were declared elected by the Bank in accordance with Finance Agency regulations to serve as Member Directors for new four year terms commencing January 1, 2010. No Member Director election was held among the Bank’s membership in 2009 in, respectively, New York and New Jersey as no other nominations (except for those nominating Mr. Fulmer and Ms. Liseno) were received from the Bank’s members in those states during the course of the Bank’s 2009 director election process.

[d]	Mr. Melone served on the Board as an Independent Director throughout 2009, and his term expired on December 31, 2009. On November 17, 2009, he was elected by the Bank’s membership to serve as an Independent Director for a new two year term commencing January 1, 2010.
Mr. Horn (Chair) has been a partner in the law firm of McCarter & English, LLP since 1990. He has served as the Commissioner of Banking for the State of New Jersey and as the New Jersey State Treasurer. He was also a member of the New Jersey State Assembly and served a member of the Assembly Banking Committee. In addition, Mr. Horn served on New Jersey’s Executive Commission on Ethical Standards as both as its Vice Chair and Chairman, was appointed as a State Advisory Member of the Federal Financial Institutions Examination Council, and was a member of the Municipal Securities Rulemaking Board. Mr. Horn is counsel to the New Jersey Bankers Association, chairman of the Bank Regulatory Committee of the Banking Law Section of the New Jersey State Bar Association, and a Fellow of the American Bar Foundation. He served as a director of Ryan Beck & Co. through February 27, 2007. Mr. Horn’s legal and regulatory experience, as indicated by his background, support his qualifications to serve on the Bank’s Board of Directors as an Independent Director.

Mr. González (Vice Chair) was President and Chief Executive Officer of Santander BanCorp and Banco Santander Puerto Rico from October 2002 until August 2008. Since 2000, he has served as a Director of Santander BanCorp and he has served as a Director of Bank member Banco Santander Puerto Rico since 2002. Mr. González joined the Santander Group in August 1996 as President and Chief Executive Officer of Santander Securities Corporation. He later served as Executive Vice President and Chief Financial Officer of Santander BanCorp and in April 2002 was named President and Chief Operating Officer. Mr. González is a past President of the Puerto Rico Bankers Association and a past president of the Securities Industry Association of Puerto Rico. Mr. González was at Credit Suisse First Boston from 1983 to 1986 as Vice President of Investment Banking, and from 1989 to 1995 as President and Chief Executive Officer of the firm’s Puerto Rico subsidiary. From 1986 to 1989, Mr. González was President and Chief Executive Officer of the Government Development Bank for Puerto Rico. From 1980 to 1983, he was in the private practice of law in San Juan, Puerto Rico with the law firm of O’Neill & Borges.
Ms. Estabrook has been chief executive of Elberon Development Co. in Cranford, New Jersey since 1984. It, together with its affiliated companies, own approximately two million square feet of rental property. Most of the property is industrial with the remainder serving commercial and retail tenants. She is the past chairman of the New Jersey Chamber of Commerce and, until June 2007, served on its executive committee, and chaired its nominating committee. She previously served as a director on the board of New Brunswick Savings Bank. Ms. Estabrook also served as a member of the Lay Board of the Delbarton School in Morristown for 15 years, including five years as chair. Since 2005, Ms. Estabrook has served as a Director of New Jersey American Water Company, Inc. Ms. Estabrook is also currently a member and Secretary of the Board of Trustees of Catholic Charities, serves on its Executive Committee and its Audit Committee, and Chairs its Finance Committee and Building and Facilities Committees. She is on the Board of Overseers of the Weill Cornell Medical School, is a Trustee of St. Barnabas Corporation, and is also on the Board of Trustees of Monmouth Medical Center, where she serves on its Executive and Community Action Committees, and Chairs the Children’s Hospital Committee. Ms. Estabrook serves as a Member of the Liberty Hall Museum Board at Kean University in Union, NJ and serves on the Council of the New Jersey Performing Arts Center (NJPAC). Ms. Estabrook was serving on the Board as an Appointed Director and a public interest director designated by the Federal Housing Finance Board at the time of the adoption of HERA in mid-2008. Finance Agency rules provide that Appointed Directors are deemed to be Independent Directors while they serve out the remainder of their terms, and any persons who were designated as public interest directors prior to HERA may retain that status until their term expires.
Mr. Ficalora has been President and Chief Executive Officer and a Director of New York Community Bancorp, Inc. since its inception on July 20, 1993 and President and Chief Executive Officer and a Director of its primary subsidiaries, Bank member New York Community Bank (“New York Community”) and Bank member New York Commercial Bank (“New York Commercial”), since January 1, 1994 and December 30, 2005, respectively. On January 1, 2007, he was appointed Chairman of New York Community Bancorp, Inc., New York Community and New York Commercial, a position he previously held at New York Community Bancorp, Inc. from July 20, 1993 through July 31, 2001 and at New York Community from May 20, 1997 through July 31, 2001. Since 1965, when he joined New York Community (formerly Queens County Savings Bank), Mr. Ficalora has held increasingly responsible positions, crossing all lines of operations. Prior to his appointment as President and Chief Executive Officer of New York Community in 1994, Mr. Ficalora served as President and Chief Operating Officer (beginning in October 1989); before that, he served as Executive Vice President, Comptroller and Secretary. A graduate of Pace University with a degree in business and finance, Mr. Ficalora provides leadership to several professional banking organizations. In addition to previously serving as a member of the Executive Committee and as Chairman of the former Community Bankers Association of New York State, Mr. Ficalora is a Director of the New York State Bankers Association and Chairman of its Metropolitan Area Division. Mr. Ficalora also serves as a member of the Board of Directors of the Thrift Institutions Advisory Council of the Federal Reserve Board in Washington, D.C., and previously served as a member of the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York. In addition, he is a member of the Board of Directors of the American Bankers Association, RSI Retirement Trust and also of Peter B. Cannell and Co., Inc., an investment advisory firm that became a subsidiary of New York Community in 2004. Mr. Ficalora has previously served as a director of Computhrift Corporation, Chairman and board member of the New York Savings Bank Life Insurance Fund, President and Director of the MSB Fund and President and Director of the Asset Management Fund Large Cap Equity Institutional Fund, Inc. Mr. Ficalora has been a member of the Board of Directors of the Queens Chamber of Commerce since 1990 and a member of its Executive Committee since April 1992. In addition, Mr. Ficalora is President of the Queens Library Foundation Board, and serves on the Boards of Directors of the Queens Borough Public Library, the New York Hall of Science, Flushing Cemetery, and on the Advisory Council of the Queens Museum of Art. He previously served on the Board of Trustees of the Queens College Foundation and the Queens Museum of Art.

Mr. Ford has been President and Chief Executive Officer of Bank member Crest Savings Bank, headquartered in Wildwood, New Jersey since 1993. He has worked in the financial services industry in southern New Jersey for over forty years. Mr. Ford served as the 2003-04 chairman of the New Jersey League of Community Bankers (“New Jersey League”), and has also served as a member of the New Jersey League’s Executive and Conference Committees, Committee on Examination and Supervision, and Association Political Election Committee. Mr. Ford served as Chairman of the Community Bank Council of the Federal Reserve Bank of Philadelphia in 1998-1999. He also served on the board of directors of America’s Community Bankers (“ACB”) and on ACB’s Audit, Finance & Investment, and Professional Development & Education Committees. Mr. Ford serves on the boards of the Cape Regional Medical Center Foundation, Main Street Wildwood and the Doo Wop Preservation League and has previously served as a director and treasurer of Habitat for Humanity, Cape May County from 1996 to 2001, and as Divisional Chairman of the March of Dimes for Atlantic and Cape May Counties from 1997 to 1999. In December 2000, he was appointed by Governor Christine Todd Whitman to the New Jersey Department of Banking & Insurance Study Commission. Mr. Ford is a graduate of Marquette University with a degree in accounting and is a member of the American Institute of Certified Public Accountants and the New Jersey Society of CPAs.
Mr. Fulmer has been a director of Bank member The Bank of Castile since 1988, the Chairman since 1992, Chief Executive Officer since 1996, and President since 2002. Mr. Fulmer has also been Vice Chairman of Tompkins Financial Corporation, the parent company of The Bank of Castile, since 2007 and has served as President and a Director of Tompkins Financial Corporation since 2000. Since 2001, he has served as Chairman of the Board of Tompkins Insurance Agencies, Inc. and, since 2006, he has served as Chairman of AM&M Financial Services, Inc., both subsidiaries of Tompkins Financial Corporation. In addition, since 1999, Mr. Fulmer has served as director of Bank member Mahopac National Bank, which is also a subsidiary of Tompkins Financial Corporation. He served as the President and Chief Executive Officer of Letchworth Independent Bancshares Corporation from 1991 until its merger with Tompkins Financial Corporation in 1999. Before joining The Bank of Castile, Mr. Fulmer held various executive positions with Fleet Bank of New York (formerly known as Security New York State Corporation and Norstar Bank) for approximately 12 years. He is an active community leader, serving as a member of the Board of Directors of the Erie & Niagara Insurance Association, Cherry Valley Insurance Company, United Memorial Medical Center in Batavia, New York, WXXI Public Broadcasting Council, and the Genesee County Economic Development Center. Mr. Fulmer is a former director of the Monroe Title Corporation and the Catholic Heath System of Western New York. He is also a former president of the Independent Bankers Association of New York State and a former member of the Board of Directors of the New York Bankers Association.
Mr. Hermance, Chairman, President and Chief Executive Officer of Bank member Hudson City Savings Bank, Paramus, New Jersey, has over 20 years of service with that institution. He joined Hudson City as Senior Executive Vice President and Chief Operating Officer and was also named to the Board of Directors. In 1997, he was promoted to President, and on January 1, 2002, he became Chief Executive Officer. On January 1, 2005, Mr. Hermance assumed the title of Chairman in addition to President and Chief Executive Officer. Mr. Hermance carries similar titles in Hudson City Bancorp, the parent company, which trades on NASDAQ. He serves as a member of the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York, and as a trustee of St. John Fisher College.

Ms. Liseno has been President and Chief Executive Officer of Bank member Metuchen Savings Bank since 1979, having begun her career with the bank in 1962. She currently serves on the New Jersey Bankers Association’s Government Relations Committee, and she also currently serves on the Board of the Thrift Institutions Community Investment Corp. (TICIC), a subsidiary of the New Jersey Bankers Association. Ms. Liseno is also a trustee of the Jersey Bankers Political Action Committee (JEBPAC), formerly known as the Savings Association Political Election Committee of the New Jersey Bankers Association (SAPEC-NJ). Ms. Liseno was a member of the Legislative and Regulatory Affairs Committee of the New Jersey League of Community Bankers (“New Jersey League”), the predecessor of the New Jersey Bankers Association; she also served on the New Jersey League’s Executive Committee and was the Chairman of the Board of Governors of the New Jersey League. Ms. Liseno also served on the Board of Bankers Cooperative Group, Inc. She is also past president of the Central Jersey Savings League.
Mr. Lynch has been President and Chief Executive Officer of Bank member Oritani Bank, headquartered in the Township of Washington, New Jersey, since July 1, 1993. He has also been President and Chief Executive Officer of Oritani Financial Corporation, the holding company of Oritani Bank, since 1998. Mr. Lynch has also served as Chair of the two aforementioned entities since August of 2006; prior to that time, he served as a Director. Mr. Lynch is a former Chairman of the New Jersey League of Community Bankers and served as a member of its Board of Governors for several years and also served on the Board of its subsidiary, the Thrift Institutions Community Investment Corp. (TICIC). Mr. Lynch is a member of the Professional Development and Education Committees of the American Bankers Association. He has been a member of the Board of Directors of the Pentegra Defined Benefit Plan For Financial Institutions since 1997, was Chair of that Board in 2004 and 2005 and was Vice Chair in 2002 and 2003. He has also been a member of the Board of Pentegra Services, Inc. since 2007. He is a member of the American Bar Association and a former member of the Board of Directors of Bergen County Habitat for Humanity. Mr. Lynch is also a member of the Board of Directors of the Hackensack Main Street Business Alliance. Prior to appointment to his current position at Oritani Bank in 1993, Mr. Lynch was Vice President and General Counsel of a leasing company and served as a director of Oritani Bank. Mr. Lynch earned a Juris Doctor degree from Fordham University, an LLM degree from New York University, an MBA degree from Rutgers University and a BA in Economics from St. Anselm’s College.
Mr. Melone has been chairman emeritus of The Equitable Companies, Incorporated since April 1998. Prior to that, he was President and Chief Executive Officer of The Equitable Companies from 1996 until his retirement in April 1998 and, from 1990 until his retirement in April 1998, he was Chairman and Chief Executive Officer of its principal insurance subsidiary, The Equitable Life Assurance Society of the United States (“Equitable Life”). Prior to joining Equitable Life in 1990, Mr. Melone was president of The Prudential Insurance Company of America. He is a former Huebner Foundation fellow, and previously served as an associate professor of insurance at The Wharton School of the University of Pennsylvania and research director at The American College. Mr. Melone is a Chartered Life Underwriter, Chartered Financial Consultant and Chartered Property and Casualty Underwriter. He is currently Chairman of the Board of Horace Mann Educators, Inc., and also serves on the boards of Newark Museum, Newark, New Jersey, the Greater New York City Council of Boy Scouts, Auburn Theological Seminary, New York City, New York, and St. Barnabas Medical Center, Livingston, New Jersey. Until August of 2007, Mr. Melone served on the board of directors of BISYS; until December of 2007, he served on the board of directors of Foster Wheeler. Mr. Melone has held other leadership positions in a number of insurance industry associations, as well as numerous civic organizations. He received his bachelor’s, master’s and doctoral degrees from the University of Pennsylvania. Mr. Melone’s financial and other management experience, as indicated by his background described above, support his qualifications to serve on the Bank’s Board of Directors as an Independent Director.

Mr. Mroz, of Haddonfield, New Jersey, is a government and public affairs consultant and lawyer. For six years, until December 31, 2006, Mr. Mroz was Of Counsel to the law firm of Stradley Ronon Stevens & Young, LLP. On January 1, 2007, he became president of Salmon Ventures, Ltd., which is a non-legal government, regulatory and public affairs consulting firm. Mr. Mroz represents clients in New Jersey and nationally in connection with legislative, regulatory and business development affairs. Mr. Mroz, as a governmental affairs agent, is an advocate for clients in the utility, real estate, insurance and banking industries for federal, state, and local regulatory, administrative, and legislative matters. He also became Of Counsel to the law firm of Gruccio, Pepper, DeSanto & Ruth on April 1, 2007. In his law practice he concentrates on real estate, corporate and regulatory issues. He has a distinguished record of community and public service. Mr. Mroz is the former Chief Counsel to New Jersey Governor Christine Todd Whitman, serving in that position in 1999 and 2000. Prior to that, he served in various capacities in the Whitman Administration, including Special Counsel, Director of the Authorities, and member of the Governor’s Transition Team. He served as County Counsel for Camden County, New Jersey, from 1991 to 1994. Mr. Mroz is also active in community affairs, serving on the board of directors for the New Jersey Alliance for Action and Volunteers for America, Delaware Valley. Mr. Mroz currently serves as counsel to the New Jersey Conference of Mayors, and was former counsel to the Delaware River Bay Authority and to the Atlantic City Hotel and Lodging Association. He is also the solicitor for the Waterford Township, N.J., Planning Board. He has been a frequent commentator on Philadelphia radio and TV stations regarding election and political issues. Mr. Mroz was serving on the Board as an Appointed Director designated by the Federal Housing Finance Board at the time of the adoption of HERA in mid-2008. Finance Agency rules provide that Appointed Directors are deemed to continue as Independent Directors while they serve out the remainder of their terms.
Mr. O’Brien joined Bank member State Bank of Long Island as President and CEO in November of 2006, following six years serving as the President and CEO of Atlantic Bank of New York. Since November of 2006, he has also served as a director of State Bancorp, Inc., the holding company of State Bank of Long Island. Mr. O’Brien has served as Vice Chairman of North Fork Bancorporation as well as Chairman of the Board, President and CEO of North Side Savings Bank. Mr. O’Brien is a past Chairman of the New York Bankers Association. He serves as an independent trustee of Prudential Insurance Company’s Mutual Fund Complex, a trustee of the Catholic Healthcare System of New York and Catholic Healthcare Foundation, and a trustee of Niagara University. He has been a trustee of Molloy College, a member of the National Advisory Board of Fannie Mae and an advisory board member for Neighboring Housing Services of New York City.
Ms. Raffaeli has been the President and Managing Director of the Hamilton White Group, LLC since 2002. The Hamilton White Group is an investment and advisory firm dedicated to assisting companies grow their businesses, pursue new markets and acquire capital. From 2004 to 2006, she was also the President and Chief Executive Officer of the Cardean Learning Group. Additionally, she served as the President and Chief Executive Officer of Proact Technologies, Inc. from 2000 to 2002 and Consumer Financial Network from 1998 to 2000. Ms. Raffaeli also served as the Executive Director of the Commercial Card Division of Citicorp and worked in executive positions in Citicorp’s Global Transaction Services and Mortgage Banking Divisions from 1994 to 1998. She has also held senior positions at Chemical Bank and Merrill Lynch. Ms. Raffaeli serves on the Board of Directors of E*Trade, American Home Mortgage Holdings, Inc., and Indecomm Global, a privately held company. Ms. Raffaeli’s financial and other management experience, as indicated by her background described above, support her qualifications to serve on the Bank’s Board of Directors as an Independent Director.
Rev. Reed is the founder and CEO of GGT Development LLC, a company which started in May of 2009. The strategic plan of the corporation focuses on the successful implementation of housing and community development projects, including affordable housing projects, schools, and multi-purpose facilities. He has been involved in development projects totaling more than $125 million. He formerly served as Chief Executive Officer of the Greater Allen Development Corporation from July 2007 through March 2009. The Greater Allen Development Corporation and its related development entities rehabilitated communities through its involvement in affordable housing projects, mixed use commercial/residential projects, and other development opportunities. Rev. Reed previously was the Chief Financial Officer of Greater Allen AME Cathedral, located in Jamaica, Queens, New York, from 1996 to July 2007. From 1986 to 1995, Rev. Reed served as the campaign manager and Chief of Staff for Congressman Floyd H. Flake. Prior to becoming involved in public policy, Rev. Reed managed the $6 billion liquid asset portfolio for General Motors and was a financial analyst for Chevrolet, Oldsmobile, Pontiac, Cadillac, Buick and GM of Canada. Rev. Reed gained his initial financial experience as a banker at First Tennessee Bank in Memphis, Tennessee. Rev. Reed earned a Masters of Business Administration from Harvard Business School, a Bachelor of Business Administration from Memphis State University and a Masters of Divinity at Virginia Union University. He currently serves on the following organizations in the following positions: Chairman of Audit Committee, Board of Trustees, Hofstra University; Chairman, Jamaica Business Resource Center; Secretary/Treasurer, Outreach Project; Board Member, JP Morgan Chase Bank National Community Advisory Board; and Board Member, Wheelchair Charities; and Director and Treasurer, New Directions Local Development Corp. Rev. Reed’s experience in representing community interests in housing, as indicated by his background described above, support his qualifications to serve on the Bank’s Board of Directors as a public interest director and Independent Director.

Mr. Scarchilli has been President and Chief Executive Officer of Bank member Pioneer Savings Bank, headquartered in Troy, New York, since 1997 and is a member of the Board of Trustees. Mr. Scarchilli is a graduate of Hudson Valley Community College in Troy and has a Bachelor’s Degree in Accounting from Siena College. Mr. Scarchilli also serves as President, CEO and Director of Pioneer Commercial Bank and serves as Chairman of the Board of PSB Financial Services, Inc., both wholly-owned subsidiaries of Pioneer Savings Bank. He is also a Director of the New York Bankers Association and was Chairman of that Association through February 9, 2009. He was a Director of the American Bankers Association, a national banking trade organization, in 2008. Mr. Scarchilli serves as a member of the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York, serves as a Director on the Banking Board of the New York State Banking Department, and also serves as a Director of the Independent Bankers Association of New York State. Through January 8, 2007, Mr. Scarchilli served as a Director of Asset Management Fund Large Cap Equity Fund Institutional Fund, Inc. In 2005, Mr. Scarchilli served as a trustee on the RSI Retirement Trust Board. Mr. Scarchilli also serves on numerous not-for-profit boards in the local community. He is a Director of the Center for Economic Growth and Co-Chair of Troy 20/20. Additionally, he serves as a member of the Audit and Compliance Committee of Ordway Research Institute.
Dr. Soaries has been the Senior Pastor of the First Baptist Church of Lincoln Gardens in Somerset, New Jersey since November 1990. A pioneer of faith-based community development, Dr. Soaries has led First Baptist in the construction of a new $20 million church complex and the formation of many not-for-profit entities to serve the community surrounding the church. Highlights of Dr. Soaries’ ministry include recruiting 333 families to become foster parents to 531 children; helping 216 children find adoptive parents; constructing 145 new homes for low and moderate income residents to own; redeveloping 150,000 square feet of commercial real estate; operating a “green jobs” training program; serving hundreds of youth in an after school center and homework club; forming a youth entrepreneurship program; organizing a community development credit union; implementing a strategy to help 1,000 families become debt-free; and creating a program designed to help homeowners recover homes lost through foreclosure. From January 12, 1999 to January 15, 2002, Dr. Soaries served as New Jersey’s 30th Secretary of State. In 2004 he also served as the first chairman of the United States Election Assistance Commission, having been appointed by the President and confirmed by the United States Senate. Dr. Soaries’ project development experience, as indicated by his background described above, support his qualifications to serve on the Bank’s Board of Directors as an Independent Director.
Mr. Strayton has been President, Chief Executive Officer and a Director of Bank member Provident Bank, an independent full service community bank with $3.0 billion in assets headquartered in Montebello, New York, since 1986. He is also President, Chief Executive Officer and a Director of Provident New York Bancorp, the holding company of Provident Bank, and of Provident Municipal Bank. Mr. Strayton is currently a director of the New York Bankers Association and a member of the Government Affairs Committee of the American Bankers Association. He also currently serves on the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York. Further, he serves as a director of Orange & Rockland Utilities and the New York Business Development Corporation. Mr. Strayton’s career includes chairmanships of the Community Bankers Association of New York State, St. Thomas Aquinas College, Rockland Business Association, Rockland County Boy Scouts of America, and Rockland United Way, among other local organizations.

Executive Officers
The following sets forth the executive officers of the FHLBNY at December 31, 2009 and as of the date of this annual report on Form 10-K. The Bank has determined that its executive officers are those officers who are members of the Bank’s internal Management Committee. All Bank officers are “at will” employees and do not serve for a fixed term.

				Management
		Age as of	Employee of	Committee
Executive officer	Position held	3/27/2010	Bank since	member since

Alfred A. DelliBovi	President & Chief Executive Officer	64	11/30/92	03/31/04
Eric P. Amig	Senior Vice President & Director of Bank Relations	51	02/01/93	01/01/09
G. Robert Fusco *	Senior Vice President, CIO & Head of Enterprise Services	51	03/02/87	05/01/09
Adam Goldstein	Senior Vice President & Head of Marketing & Sales	36	07/14/97	03/20/08
Robert R. Hans **	Senior Vice President & Head of Technology & Support Services	60	01/03/72	03/31/04
Paul B. Héroux	Senior Vice President & Head of Member Services	51	02/27/84	03/31/04
Peter S. Leung	Senior Vice President & Chief Risk Officer	55	01/20/04	03/31/04
Patrick A. Morgan	Senior Vice President & Chief Financial Officer	69	02/16/99	03/31/04
Kevin M. Neylan	Senior Vice President & Head of Strategy and Business Development	52	04/30/01	03/31/04
Craig E. Reynolds	Senior Vice President & Head of Asset Liability Management	61	06/27/94	03/31/04

*	Left employment 1/8/93; rehired 5/10/93

**	Retired 4/30/09
Alfred A. DelliBovi was elected President of the Federal Home Loan Bank of New York in November 1992. As President, he serves as the Chief Executive Officer and directs the Bank’s overall operations to facilitate the extension of credit products and services to the Bank’s member-lenders. Since 2005, Mr. DelliBovi has been a member of the Board of Directors of the Pentegra Defined Contribution Plan for Financial Institutions; he previously served on this board from 1994 through 2000. Since October, 2009, he has served on the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions; he previously served on this board from 2001 through 2003. In addition, Mr. DelliBovi was appointed by the U.S. Department of the Treasury in September 2006 to serve as a member of the Directorate of the Resolution Funding Corporation, and he was appointed Chairman in September 2007; he served on this board until October 2009. In November 2009, Mr. DelliBovi was appointed to serve as Chair of the Board of the Financing Corporation (“FICO”). Mr. DelliBovi previously served on the FICO Board as Chair from November 2002 through November 2003, and also served as Vice Chair of the FICO Board from November 1996 to November 1997. Prior to joining the Bank, Mr. DelliBovi served as Deputy Secretary of the U.S. Department of Housing and Urban Development from 1989 until 1992. In May 1992, President Bush appointed Mr. DelliBovi Co-Chairman of the Presidential Task Force on Recovery in Los Angeles. Mr. DelliBovi served as a senior official at the U.S. Department of Transportation in the Reagan Administration, was elected to four terms in the New York State Assembly, and earned a Master of Public Administration degree from Bernard M. Baruch College, City University of New York.
Eric P. Amig has served as Director of Bank Relations since joining the Bank in February 1993. From 1985 through January 1993, he worked in the U.S. Department of Housing and Urban Development; during this time he served as Special Assistant to the Deputy Secretary from 1990-1993. Mr. Amig has also served as a legislative aide in the Pennsylvania State Senate and House of Representatives.

Adam Goldstein was named Head of Marketing and Sales in March 2008; in this role, he leads the Sales, Marketing Communications and Business Research and Development efforts at the Bank. He joined the Bank in June 1997 and has held a number of key positions in the Bank’s sales and marketing areas. In addition to an undergraduate degree from the SUNY College at Oneonta and an M.B.A. in Financial Marketing from SUNY Binghamton University, Mr. Goldstein has received post-graduate program certifications in Business Excellence from Columbia University, in Management Development from Cornell University, and in Management Practices from New York University.
G. Robert Fusco was named Chief Information Officer and Head of Technology and Support Services in May 2009, after the retirement of Robert R. Hans. In June 2009, he reorganized the Technology and Support Services area as Enterprise Services and he is now currently CIO and Head of Enterprise Services. Mr. Fusco is responsible for all of the Bank’s technology, telecommunications, records management, business continuity and facilities services. Mr. Fusco has been with the Bank since April, 1987. During his 22 years at the Bank, he has held various management positions in Information Technology, including IT Director starting in 2000, Chief Technology Officer starting in 2006, and CIO in 2008. Mr. Fusco received an undergraduate degree from the State University of New York at Stony Brook. He has earned numerous post-graduate technical and management certifications throughout his career, and is a graduate of the American Bankers Association National Graduate School of Banking. Prior to joining the Bank, Mr. Fusco held positions at Citicorp and the Federal Reserve Bank of New York.
Robert R. Hans was named Head of Technology and Support Services in March 2004; in that role, he was, until his retirement from the Bank in April, 2009, responsible for the Bank’s Information Technology and Corporate Services areas. Mr. Hans was with the FHLBNY for more than 35 years, primarily working in management positions in bank operations and technology.
Paul B. Héroux was named Head of Member Services in March 2004; in this role, he oversees several functions at the Bank, including Credit and Correspondent Services, Collateral Services, Acquired Member Assets and Community Investment/Affordable Housing Operations. Mr. Héroux joined the Bank in 1984 as a Human Resources Generalist and served as the Director of Human Resources from 1988 to 1990. In his tenure with the Bank, he has held other key positions including Director of Financial Operations and Chief Credit Officer. He received an undergraduate degree from St. Bonaventure University and is a graduate of the Columbia Senior Executive Program. Prior to joining the Bank, Mr. Héroux held positions at Merrill Lynch & Co. and E.F. Hutton & Co.
Peter S. Leung joined the Bank as Chief Risk Officer in January 2004. Mr. Leung has more than twenty-three years experience in the Federal Home Loan Bank System. Prior to joining the Bank, Mr. Leung was the Chief Risk Officer of the Federal Home Loan Bank of Dallas for three years, and the Associate Director and then Deputy Director of the Office of Supervision of the Federal Housing Finance Board for a total of 11 years. He also served as an examiner with the Federal Home Loan Bank of Seattle and with the Office of Thrift Supervision for a total of four years in the 1980’s. Mr. Leung is a CPA and has an undergraduate degree from SUNY at Buffalo and an M.B.A. from City University, Seattle, Washington.

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
Kevin M. Neylan was named Head of Strategy and Business Development in January 2009. He was previously Head of Strategy and Organizational Performance from January 2005 to December 2008, and was Director, Strategy and Organizational Performance from January 2004 to December 2004. Mr. Neylan is responsible for developing and monitoring the execution of the Bank’s business strategy. He is also responsible for overseeing the Bank’s Sales and Marketing, Human Resources and Legal functions. Mr. Neylan had approximately twenty years of experience in the financial services industry prior to joining the Bank in April 2001. He was a partner in the financial service consulting group of one of the Big Four accounting firms. He holds an M.S. in corporate strategy from the MIT Sloan School of Management.
Craig E. Reynolds was named Head of Asset Liability Management in March 2004. Prior to this position, he served as Treasurer of the Bank. Mr. Reynolds joined the FHLBNY in 1994 after more than 22 years in banking, with almost half this time spent working abroad in international banking. He was the treasurer of a U.S. bank’s branch in Tokyo and later resided in Riyadh, Saudi Arabia as the treasurer of a Saudi Arabian bank for over five years. He received an undergraduate degree from Manhattan College in the Bronx, New York.

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
Audit Committee
The Audit Committee of the FHLBNY’s Board of Directors is primarily responsible for overseeing the services performed by the FHLBNY’s independent registered public accounting firm and internal audit department, evaluating the FHLBNY’s accounting policies and its system of internal controls and reviewing significant financial transactions. For the period from January 1, 2009 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included: Anne E. Estabrook (Chair), Katherine J. Liseno (Vice Chair), Joseph R. Ficalora, Jay M. Ford, José R. González, Michael M. Horn, Joseph J. Melone and John M. Scarchilli. As of the date of the filing of this annual report on Form 10-K, the members of the Audit Committee are: Anne Evans Estabrook (Chair), Katherine J. Liseno (Vice Chair), Joseph R. Ficalora, Jay M. Ford, José R. González, Michael M. Horn, Joseph J. Melone and John M. Scarchilli.
Audit Committee Financial Expert
The FHLBNY’s Board of Directors has determined that for the period from January 1, 2009 through the date of the filing of this annual report on Form 10-K, José R González of the FHLBNY’s Audit Committee qualified as an “audit committee financial expert” under Item 407 (d) of Regulation S-K but was not considered “independent” as the term is defined by the rules of the New York Stock Exchange.
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

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Introduction
About the Bank’s Mission
The mission of the Federal Home Loan Bank of New York (“Bank”) is to advance housing opportunity and local community development by maximizing the capacity of its community-based member-lenders to serve their markets.
The Bank meets its mission by providing its members with access to economical wholesale credit and technical assistance through the provision of credit products, mortgage finance programs, housing and community development programs and correspondent services, all of which are intended to increase the availability of home finance to families of all incomes.
Achieving the Bank’s Mission
The Bank operates in a very competitive market for financial talent. Without the capability to attract, motivate and retain talented employees, the ability of the Bank to fulfill its mission would be in jeopardy. All employees, and particularly senior and middle management, are frequently required to perform multiple tasks requiring a variety of skills. The Bank’s employees not only have the appropriate talent and experience to execute the Bank’s mission, but they also possess skill sets that are difficult to find in the marketplace. In this regard, as of December 31, 2009, the Bank employed 258 employees, a relatively small workforce for a New York City-based financial institution that had, as of that date, $114.5 billion in assets.
Compensation and Human Resources Committee Oversight of Compensation
Compensation is a key element in attracting, motivating and retaining talent. In this regard, it is the role of the Compensation and Human Resource Committee (“C&HR Committee”) of the Bank’s Board of Directors (“Board”) to:
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
The Board has delegated to the C&HR Committee the sole authority to retain and replace, and approve fees and other retention terms for: i) any compensation and benefits consultant to be used to assist in the evaluation of Chief Executive Officer’s compensation, and ii) any other advisors that it shall deem necessary to assist it in fulfilling its duties. The Charter of the C&HR Committee is available at the Corporate Governance section of the Bank’s web site located at www.fhlbny.com.
The role of Bank management (including executive officers) with respect to compensation is limited to administering Board-approved programs and providing proposals for the consideration of the C&HR Committee. No member of Bank management serves on the Board or any Board committee.
Finance Agency Oversight of Executive Compensation
Notwithstanding the role of the C&HR Committee discussed in this CD&A, Section 1113 of the Housing and Economic Recovery Act of 2008 (“HERA”) requires that the Director of the Federal Housing Finance Agency (“Finance Agency”) prohibit a FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with the fulfillment of these responsibilities, the Finance Agency on October 1, 2008 directed the FHLBanks to submit all compensation actions involving an NEO to the Finance Agency for review at least four weeks in advance of any planned board of directors’ decision with respect to those actions.
Compensation decisions for all of the Bank’s NEOs require action of the C&HR Committee of the Board of Directors. However, for purposes of complying with the four-week review period required by the Finance Agency’s October 1, 2008 letter prior to the taking of final action by the C&HR Committee, the Bank submitted to the regulator on November 23, 2009 proposed 2009 merit-related base pay increases for 2010; further, the Bank submitted to the regulator on December 23, 2009, proposed 2009 incentive award payments to be paid in 2010. The aforementioned merit-related base pay increases were implemented and incentive award payments made after the expiration of the four-week period and following final approval by the Compensation and Human Resources Committee.
In addition, on October 28, 2009, the Finance Agency issued Advisory Bulletin 2009-AB-02, “Principles for Executive Compensation at the Federal Home Loan Banks and the Office of Finance.” The Advisory Bulletin contains a set of principles so that the Federal Home Loan Banks can understand the basis for whatever feedback the Federal Housing Finance Agency offers on compensation generally and incentive compensation in particular. The principles outlined in the Advisory Bulletin include the following:
1.	Executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions.
2.	Executive incentive compensation should be consistent with sound risk management and preservation of the par value of the Bank’s capital stock.
3.	A significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome-indicators.

4.	A significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon performance over several years.
5.	The board of directors of each FHLBank and the OF should promote accountability and transparency in the process of setting compensation.
How the Bank Stays Competitive in the Labor Market
The C&HR Committee-recommended and Board-approved Compensation Policy acknowledge and take into account the Bank’s business environment and factors the Bank takes into account to remain competitive in its labor market. The major components of the Compensation Policy, which is currently in effect, include the following:
•	Maintenance of an overall greater emphasis on base salary and benefits (versus annual and long-term incentives) than would be typical of regional/commercial banks.
•	The use of regional/commercial banks (see the peer group list in Section I below) as the primary peer group for benchmarking at the 50th percentile of the peer group total compensation (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); and (b) health and welfare programs and other benefits), discounted for purposes of establishing competitive pay levels by 15% to account for the incremental value provided by the Bank’s benefit programs.
•	A philosophical determination to match Bank officer positions one position level down versus commercial/regional banks. The rationale is that officer positions at commercial/regional banks are one level more significant than at the Bank because they may manage multiple business lines in multiple locations. In contrast, the Bank generally recruits senior level positions from a ‘divisional’ level at commercial/regional banks and not the higher ‘corporate’ level.
•	The targeting of cash compensation pay at the 75th percentile of the FHLBanks where regional/commercial bank data is not available. The 15% discount to account for the incremental value provided by the Bank’s benefit programs will not be applied to benchmark results from the other FHLBanks, as the other FHLBanks offer similar benefits.
•	A commitment to conduct detailed cash compensation benchmarking for approximately one-third of the Bank’s Officer positions each year. (In this regard, the Bank collects information regarding benchmarking from Aon as well as a variety of other reputable sources.)
•	A commitment to evaluate the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health & welfare benefits in determining market competitiveness every third year.
Additional factors that the Bank takes into account to remain competitive in its labor market include, but are not limited to:
•	Geographical area — The New York Metropolitan area is a highly competitive market for talent in the financial disciplines;
•	Cost of living — The New York Metropolitan area has a high cost of living that may require compensation premiums for some positions, particularly at more junior levels; and
•	Availability of/demand for talent — Recruiting critical positions with high market demand typically requires a recruiting premium to entice an individual to change firms.

The Bank’s Total Compensation Program
In response to the challenging environment that the Bank operates in, compensation and benefits at the Bank consist of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits which are listed in Section IV C below. These components, along with certain benefits described in the next paragraph, comprised the Bank’s total compensation program for 2009, and are discussed in detailed in Section IV below.
In addition, in the category of retirement-related benefits, the Bank offered the Nonqualified Defined Contribution Portion of the Benefits Equalization Plan (“DC BEP”), a Nonqualified Deferred Compensation Plan (“NQDCP”) and a Nonqualified Profit Sharing Plan (“NQPSP”) through and until November 10, 2009. A discussion of these plans, and the reasons for their termination, can be found in Section IV of this CD&A.
This CD&A provides information related to the Bank’s total compensation program provided to its named executive officers (or “NEOs”) for 2009 — that is, the Bank’s Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and the three most highly-compensated executive officers other than the PEO and PFO. The information includes, among other things, the objectives of the Bank’s total compensation program and the elements of compensation the Bank provides to its NEOs. These compensation programs are not exclusive to the NEOs; they also apply to all Bank employees as explained throughout the CD&A.
I. Objectives of the Bank’s total compensation program
The objectives of the Bank’s total compensation program (described above) are to help motivate employees to achieve consistent and superior results over a long period of time for the Bank, and to provide a program that allows the Bank to compete for and retain talent that otherwise might be lured away from the Bank.
2006 — 2007 Aon Compensation and Benefit Study
On June 29, 2006, the Committee engaged compensation specialists Aon Consulting, Inc., and its subsidiary, McLagan Partners, Inc., which focuses on executive compensation (collectively, “Aon”), to perform a broad and comprehensive review of all the Bank’s compensation and benefits programs for all employees, including NEOs. To assist the C&HR Committee’s review of the process behind, and the conclusions of the Aon’s study, the Committee engaged another compensation and benefits consultant, Pearl Meyers and Partners (“Pearl Meyers”), to serve as a ‘check and balance’ with regard to the process. (Aon Consulting, Inc. had, previous to this engagement, been retained by the Bank with regard to matters pertaining to retiree medical benefits reporting, and had also been involved with a review of actuarial assumptions and valuations used by the administrator of the Bank’s Defined Benefit and Benefit Equalizations Plans. McLagan Partners, Inc. had also been previously engaged by the Bank for compensation consulting purposes. Aon continued providing the services listed above to the Bank in 2009.)
Aon was specifically instructed by the C&HR Committee to: (i) determine how the Bank’s compensation and benefit programs and level of rewards were compared to and aligned with the market; (ii) ascertain the current and projected costs of each Bank benefit and identify ways to control these costs; (iii) determine the optimal mix of compensation and benefits for the Bank; and (iv) determine if there were alternative benefit structures that should be considered. Aon was informed of the Bank’s continued desire to attract, motivate and retain talented employees.

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
While “Wall Street” firms were considered for use as benchmark peers, Aon recommended they not be used because of an inconsistency between business compensation models. The rationale was that these firms tend to base their compensation levels to a significant extent on activities that carry a high degree of risk and commensurate level of return. In contrast, the Bank, as a Federally-regulated provider of liquidity to financial institutions, operates using a low risk/return business model. Based on these considerations, Aon recommended that the Bank’s peer group should be regional and commercial banks.
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

A representative list of the peer group that was used in the Aon study in 2007 is set forth in the table below. For the firms listed below that had multiple lines of business, the Bank benchmarked total compensation against the wholesale banking functions at those companies.

Australia & New	Cargill	GMAC	Royal Bank of Canada
Zealand Banking	CIBC World Markets	HSBC Bank	Royal Bank of
Group	Citigroup	HSBC Corporate,	Scotland/Greenwich
ABN AMRO	Citizens Bank	Investment Banking	Capital
Allied Irish Bank	Commerzbank	& Markets	Societe Generale
The Bank of Nova	Commonwealth Bank	Hypo Vereinsbank	Standard Chartered Bank
Scotia	of Australia	ING Bank	Sumitomo Mitsui
Banco Santander	DVB Bank	JP Morgan Chase	Banking Corporation
Bank of New	DZ Bank	KeyCorp	SunTrust Banks
York/Mellon	Deutsche Bank	Lloyds TSB	TD Securities
Bank of Tokyo —	Dresdner Kleinwort	M&T Bank	Wachovia Corporation
Mitsubishi UFJ	Wasserstein	Corporation	Wells Fargo Bank
Bank of America	Fifth Third Bank	Mizuho Corporate	WestLB
BMO Financial	Fortis Financial	Bank, Ltd.	Westpac Banking
Group	Services LLC	National Australia	Corporation
BNP Paribas	GE Commercial	Bank
Brown Brothers	Finance	Rabobank Nederland
Harriman
The CIT Group
Note: Benchmarking data from international banks only contained results from their New York operations.
Compensation and Benefits Study Results
Aon’s review was presented to the Board on August 3, 2007. The results of the study completed by Aon indicated that the Bank’s:
•	cash compensation was generally below the Bank’s peer groups and heavily weighted towards base pay (Note: the Bank is prohibited by law from offering equity-based compensation, and the Bank does not offer long-term incentives);
•	added together, cash compensation and retirement-related benefits were slightly above the Bank’s peers (and heavily weighted towards benefits);
•	added together, cash compensation, retirement-related benefits and health & welfare benefits were generally above the Bank’s peers and heavily weighted towards benefits; and
•	the mix of compensation and benefits was consistent with the risk-averse culture of the Bank.
Aon’s recommendations to the Board took into account the C&HR Committee’s direction to Aon that, to the extent possible:
•	the dominant features of the Bank’s current compensation and benefits program which stressed fixed compensation over variable to support the Bank’s risk-averse culture should be retained;
•	greater weight on benefits vs. competitor peer group should be retained; and
•	heavier reliance on base pay vs. incentive pay should be retained.

To help better align the Bank’s total compensation program with its peer group, Aon recommended, and the Board approved, changes to the Bank’s retirement plan for certain active employees effective as of July 1, 2008, and changes to the Bank’s health and welfare plans effective as of January 1, 2008 for all active employees and certain employees who retired on or after January 1, 2008. Aon also recommended the establishment of a Nonqualified Profit Sharing Plan that became effective July 1, 2008 for certain Bank employees. The changes to the Bank plans made at that time as a result of the Aon study are discussed in more detail in section IV B.
Pearl Meyers stated during the aforementioned August 3, 2007 meeting that the Bank’s peer group had been correctly identified; that the level of compensation and all alternatives had been explored; and that the outcome was reasonable. Pearl Meyers was also of the view that the Committee appropriately exercised its fiduciary duties throughout the process.
While Aon interviewed members of management and conducted focus sessions with various employees at all levels to gather information during the course of the study, the C&HR Committee and the Board acted on Aon’s recommendations independently of the Bank’s management and employees.
II. The Bank’s total compensation program is designed to reward for performance and employee longevity, to balance risk and returns, and to compete with compensation programs offered by the Bank’s competitors
The Bank’s total compensation program is designed to attract, retain and motivate employees and to reward employees based on Bank overall performance achievement as compared to the Bank’s goals and individual employee performance. The Bank also strives to ensure that its employees are compensated fairly and consistent with employees in the Bank’s peer group.
All of the elements of the Bank’s total compensation program are available to all employees, including NEOs, except with respect to: 1) the Bank’s Incentive Plan; and 2) the Bank’s nonqualified plans. Participation in the Incentive Plan is offered to all exempt (non-hourly) employees. Exempt employees constituted 86% of all Bank employees as of year-end 2009.
Participation in the Benefit Equalization Plan is offered to employees at the rank of Vice President and above who exceed income limitations established by the Internal Revenue Code (“IRC”) for three out of five consecutive years and who are also approved for inclusion by the Bank’s Nonqualified Plan Committee. The Bank’s Thrift Plan Component of the BEP was terminated on November 10, 2009. Participation in the Bank’s Nonqualified Profit Sharing Plan, which was established on July 1, 2008, was (until the plan was terminated on November 10, 2009), offered to all Non-Grandfathered employees who had five years of Bank service and who were members of the Benefit Equalization Plan. Participation in the Bank’s Nonqualified Deferred Compensation Plan is offered to members of the Board and Bank employees at a rank of Assistant Vice President and higher. The Bank’s Nonqualified Deferred Compensation Plan was also terminated on November 10, 2009.
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
The Bank is prohibited by law from offering equity-based compensation, and the Bank does not currently offer long-term incentives. However, many of the firms in the Bank’s peer group do offer these types of compensation. The Bank’s total compensation program takes into account the existence of these other types of compensation by offering a defined benefit and defined contribution plan to help the Bank effectively compete for talent. The Bank’s defined benefit and defined contribution plans are designed to reward employees for continued strong performance over their careers — that is, the longer an employee works at the Bank, the greater the benefit the employee is likely to accumulate. Senior and mid-level employees are generally long-tenured and would not want to endanger their pension benefits by inappropriately stretching rules to achieve a short-term financial gain.

The Bank does not structure any of its compensation plans in a way that inappropriately encourages risk taking to achieve payment. As described in Section IV A 2 below, the rationale for having the equally-weighted Bankwide goals of Return and Risk within the Bank’s Incentive Plan is to motivate management to take a balanced approach to managing risks and returns in the course of managing the Bank’s business, while at the same time ensuring that the Bank fulfills its mission.
In addition, the Bank’s defined benefit and defined contribution plans are designed to reward employees for continued strong performance over their careers — that is, the longer an employee works at the Bank, the greater the benefit the employee is likely to accumulate. This combined with the Bank’s compensation philosophy and the structure of the Bank’s compensation programs helps to ensure that the compensation paid to employees at termination of employment from the Bank is aligned with the interest of the shareholders of the Bank.
III. The elements of total compensation
The Bank’s total compensation program consists of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits which are listed in Section IV C below. In addition, as mentioned in the Introduction section of this CD&A, in the category of retirement-related benefits, the Bank offered the Nonqualified Defined Contribution Portion of the Benefits Equalization Plan, a Nonqualified Deferred Compensation Plan and a Nonqualified Profit Sharing Plan through and until November 10, 2009. Together, these components comprised the Bank’s total compensation program for 2009, and they are discussed in detailed in Section IV below.
IV. Explanation of why the Bank chooses to provide each element of total compensation
The Bank’s Compensation Policy
As a result of the Aon study and recommendations described above, the Board approved a revised Compensation Policy in November 2007 designed to help ensure that the Bank provides competitive compensation necessary to retain and motivate current employees while attracting the talent needed to successfully execute the Bank’s current and future business plans. The major components of the revised Compensation Policy, which is currently in effect, include the following:
•	Maintenance of an overall greater emphasis on base salary and benefits (versus annual and long-term incentives) than would be typical of regional/commercial banks.
•	The use of regional/commercial banks (see the peer group list in Section I above) as the primary peer group for benchmarking at the 50th percentile of the peer group total compensation (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); and (b) health and welfare programs and other benefits), discounted for purposes of establishing competitive pay levels by 15% to account for the incremental value provided by the Bank’s benefit programs.
•	A philosophical determination to match Bank officer positions one position level down versus commercial/regional banks. The rationale is that officer positions at commercial/regional banks are one level more significant than at the Bank because they may manage multiple business lines in multiple locations. In contrast, the Bank generally recruits senior level positions from a ‘divisional’ level at commercial/regional banks and not the higher ‘corporate’ level.

•	The targeting of cash compensation pay at the 75th percentile of the FHLBanks where regional/commercial bank data is not available. The 15% discount to account for the incremental value provided by the Bank’s benefit programs will not be applied to benchmark results from the other FHLBanks, as the other FHLBanks offer similar benefits.
•	A commitment to conduct detailed cash compensation benchmarking for approximately one-third of the Bank’s Officer positions each year. (In this regard, the Bank collects information regarding benchmarking from Aon as well as a variety of other reputable sources.)
•	A commitment to evaluate the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health & welfare benefits in determining market competitiveness every third year.
Additional factors that the Bank will take into account during the benchmarking process to ensure the Bank remains competitive in its labor market include:
•	Geographical area — New York City is a highly competitive market.
•	Cost of living — The New York Metropolitan area has a high cost of living that may require compensation premiums for some positions, particularly at more junior levels.
•	Availability of/demand for talent — Recruiting critical positions with high market demand typically requires a recruiting premium to entice an individual to change firms.
The next total compensation and benefits evaluation is scheduled to begin in 2011, three years after the date the Bank completed the final implementation of Board-approved total compensation program design changes — July 1, 2008. It should be noted that, due to the fact that the Bank conducts detailed benchmarking for only one-third of the Bank’s Officer positions on an annual basis (including the NEOs), the effectiveness of the benchmarking program of the Bank can be demonstrated only once every three years.
2009 Compensation Benchmarking Analysis
The Bank performed its annual benchmarking analysis in October 2009 of 24 Bank officer positions using compensation data (base pay and incentive compensation) from Aon. Aon reported that benchmarking compensation in 2009 in general was complicated as a result of an aberration in the poor performance of regional/commercial banks, the decreases in compensation in the financial market in general and the Bank’s strong financial results.
Aon reviewed the results with the view that the Bank’s conservative compensation philosophy limits the upside in incentive compensation by capping incentive pay as a percentage of base salary while bonuses provided by competitors of the Bank can be very high when times are good. Therefore, Aon believed it would seem inherently inconsistent to adjust employee compensation downward in an unprecedented “low watermark year” in the market while the Bank limits the amount of compensation increases when there are good years in the market.

As a result, management decided to propose to the Committee that there be no adjustments for 2010 to the salaries of the officer positions that were benchmarked in 2009. The Committee agreed, and decided that if the information related to benchmarked compensation in 2010 was similar to the results of 2009, then the Bank’s compensation structure and benchmarking process should be reviewed and may need to change to reflect the market.
The following is an explanation of why the Bank chooses to provide each element of compensation.
A. Cash Compensation
1. Base Pay
The goal of offering competitive base pay is to make the Bank successful in attracting, motivating and retaining the talent needed to execute the Bank’s business strategies.
In addition to the benchmarking process provided for in the Bank’s Compensation Policy as described above, a performance-based merit increase program exists for all employees that has a direct impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In October of 2008, the C&HR Committee determined that merit-related officer base pay increases for 2009 would be 3.5% for officers rated ‘Meets Requirements’; 4.5% for officers rated ‘Exceeds Requirements’; and 5.5% for officers rated ‘Outstanding’ for their performance in 2008. In October of 2009, the C&HR Committee determined that merit-related officer base pay increases for 2010 would be 3.0% for officers rated ‘Meets Requirements’; 3.5% for officers rated ‘Exceeds Requirements’; and 4.5% for officers rated ‘Outstanding’ for their performance in 2009.
2.  Incentive Plan
The objective of the Bank’s Incentive Plan is to motivate exempt employees to perform at a high level and take actions that: i) support the Bank’s strategies, ii) lead to the attainment of the Bank’s business plan, and iii) fulfill the Bank’s mission. Funding for the Bank’s Incentive Plan is approved by the Board as part of the annual business plan process. By including goals that seek to balance risk and return, the Bank’s Incentive Plan is designed to work in a variety of economic conditions.
Aon reported in the course of its 2006 study of the Bank’s compensation and benefit programs (described earlier in Section I above), that most firms in the Bank’s peer group provide their employees with annual short-term incentives. As such, for the Bank not to offer this element of compensation would put it at a distinct disadvantage with respect to its competitors for new talent, and also pose a challenge with respect to the retention of key employees.
There are two types of performance measures that impact upon Incentive Plan awards received by participants: i) Bankwide performance goals, and ii) individual performance goals (which can include work performed as part of a group) established and measured through the annual performance evaluation process.

The Bankwide goals are designed to help management focus on what it needs to accomplish for the success of the cooperative. The 2009 Bankwide goals are organized into three broad categories:

Goals Category	Weighting	Goal	Goal Basis
Business Effectiveness	80%	Return	Dividend Capacity as forecasted in the Bank’s 2009 business plan. (50% of the category)

		Risk	Enterprise Risk Level in the Bank’s 2009 business plan balance sheet as measured by the methodology used to calculate the Bank’s retained earnings target. (50% of the category)

Mission Effectiveness	10%	Mission	The Bank’s achievements in specific areas of housing and community development activities.

Growth Effectiveness	10%	New Members	Number of new members and other activities during 2009 to position the Bank for future growth and mission fulfillment.
The goal measures in the Business Effectiveness and Growth Effective goal categories were approved by the Board’s Compensation and Human Resources Committee in March 2009, and the goal measures in the Mission Effectiveness goal category was approved by the Board’s Housing Committee in March 2009; all of the goal measures were reported to the Board. A description of these goal categories is set forth below:
Business Effectiveness Goal Category
The Return and Risk Goals that make up the Business Effectiveness Goal are linked and create a beneficial tension through the tradeoffs in managing one versus the other. These goals are weighted exactly the same; this motivates management to act in ways that are aligned with the Board’s wishes as the Bank understands them, i.e., to have management achieve forecasted returns while managing risks to stay within the prescribed risk parameters. In addition, and again consistent with management’s understanding of the Board’s wishes, this set of goals will not motivate management to increase Dividend Capacity if doing such would require imprudently increasing the risk in the balance sheet.
Return Goal
Provide value to shareholders through the dividend. The Return Goal is based on Dividend Capacity.
Risk Goal
The Risk Goal is intended to encourage management to balance those actions taken to enhance earnings (i.e., Dividend Capacity) with actions that are needed to maintain appropriate risk levels in the business.

Growth Effectiveness Goal Category
The Growth Effectiveness Goal Category is intended to set the stage for future growth. The Bank believes that recruiting new members now will, over time, create additional advances usage.
Mission Effectiveness Goal Category
The Mission Effectiveness Goal Category is intended to help ensure the Bank’s achievement of mission-related community development activities.
Bankwide Goals — Weighting Based on Employee Rank
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
Incentive Plan awards are only paid to participants who have attained at least a specified threshold rating within the “Meets Requirements” category on their individual performance evaluations and do not have any unresolved disciplinary matters in their record.
Participants will receive an individual Incentive Plan award payment even if Bankwide goal results are such that no payments are awarded for the Bankwide portion of the Incentive Plan.
The Incentive Plan is administered by the Chief Executive Officer, subject to any requirements for review and approval by the C&HR Committee that the Committee may establish. In all areas not specifically reserved by the Committee for its review and approval, the decisions of the Chief Executive Officer or his designee concerning the Incentive Plan are binding on the Bank and on all Incentive Plan participants
B. Retirement Benefits
Introduction
The Qualified Defined Benefit Plan; Qualified Defined Contribution Plan; Nonqualified Defined Benefit Portion of the Benefit Equalization Plan; Nonqualified Defined Contribution Portion of the Benefits Equalization Plan; Nonqualified Profit Sharing Plan; and Nonqualified Deferred Compensation Plan were elements of the Bank’s total compensation program in 2009 intended to help encourage the accumulation of wealth by qualified employees, including NEOs, over a long period of time.

These benefits (in addition to the Health and Welfare Programs and Other Benefits noted in Section IV C below) were part of the Bank’s strategy to compete for and retain talent that might otherwise be lured away from the Bank by competing financial enterprises who offer their employees long-term incentives and equity-sharing opportunities — forms of compensation that the Bank does not offer.
The Qualified Defined Benefit Plan was amended for eligible Bank employees as of July 1, 2008 and, as a consequence, the terms of the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan for certain Bank employees also changed as of that date, since the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan mirrors the structure of the Qualified Defined Benefit Plan.
On November 10, 2009, the Bank’s Board decided, upon recommendations by Aon Consulting, Inc., to terminate the Nonqualified Defined Contribution Portion of the Benefits Equalization Plan, the Nonqualified Deferred Compensation Plan and the Nonqualified Profit Sharing Plan. The termination of these plans was the result of several factors, i.e.: information from Aon that suggests a trend toward companies closing these plans; a belief that the benefits these plans were to provide to employees would be less valuable if taxes were higher in the future; and uncertainty as to whether these plans would be repudiated in the unlikely event of a conservatorship or receivership of the Bank. As can be seen in the financial reports included in this Annual Report on Form 10-K, the Bank remained financially healthy and performed very well during 2009. However, the potential for joint and several liability that exists among the FHLBanks also creates the potential, however remote, that if one or more of the Home Loan Banks were taken into conservatorship or receivership, then all of the remaining FHLBanks might be placed into conservatorship or receivership as well.
Regulations adopted pursuant to Section 409A of the IRC provide in general that the distribution of accrued vested balances can be made to participants starting twelve months after the termination of nonqualified plans such as those maintained by the Bank. As such, distributions will be paid on November 12, 2010 to the individuals who participated in the Nonqualified Defined Contribution Portion of the BEP, Nonqualified Profit Sharing Plan, and Nonqualified Deferred Compensation Plan.
The Bank’s Nonqualified Plan Committee administers various operational and ministerial matters pertaining to the Benefit Equalization Plan, the Nonqualified Profit Sharing Plan and Nonqualified Deferred Compensation Plan. These matters include, but are not limited to, approving employees as participants of the BEP and approving the payment method of benefits. The Nonqualified Plan Committee is chaired by the Chair of the C&HR Committee; other members include another Board Director who is a member of the C&HR Committee, the Bank’s Chief Financial Officer, and the Bank’s Director of Human Resources. The Nonqualified Plan Committee reports its actions to the C&HR Committee by submitting its meeting minutes to the C&HR Committee on a regular basis for its information.
i) Qualified Defined Benefit Plan
The Pentegra Qualified Defined Benefit Plan for Financial Institutions (“DB Plan”), as adopted by the Bank, is an IRS-qualified defined benefit plan which covers all Bank employees who have achieved four months of service. The DB Plan is part of a multiple-employer defined benefit program administered by Pentegra Services.
Bank participants, who as of July 1, 2008 had five years of DB Plan service and were age 50 years or older, are provided with a benefit of 2.50% of a participant’s highest consecutive 3-year average earnings, multiplied by the participant’s years of benefit service, not to exceed 30 years. Earnings are defined as base salary plus short-term incentives, and overtime, subject to the annual Internal Revenue Code limit. These participants are identified herein as “Grandfathered”.

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
The table below summarizes the DB Plan changes affecting the Non-Grandfathered employees that went into effect on July 1, 2008. For purposes of the following table, please note the following definitions:
“Defined Benefit Plan” — An Internal Revenue Code qualified deferred compensation arrangement that pays an employee and his/her designated beneficiary upon retirement a lifetime annuity or the lump sum actuarial equivalent of that annuity.
Benefit Multiplier — The annuity paid from the Bank’s DB Plan is calculated on an employee’s years of service, up to a maximum of 30 years, multiplied by 2.5% per year. Beginning July 1, 2008, the Benefit Multiplier changed to 2.0% for Non-Grandfathered Employees.
Final Average Pay Period — Is that period of time that an employee’s salary is used in the calculation of that employee’s benefit. For Grandfathered Employees, the Benefit Multiplier, 2.5%, is multiplied by the average of the employee’s three highest consecutive years of salary multiplied by that employee’s years of service, not to exceed thirty years at the date of termination. For Non-Grandfathered Employees, benefits accrued before July 1, 2008, the Benefit Multiplier mirrored the Grandfathered Employees. After July 1, 2008 a Benefits Multiplier of 2% is multiplied by the employee’s years of service (total service not to exceed thirty years) multiplied by the average of the employee’s five highest consecutive years of salary is used
Normal Form of Payment — The DB Plan must state the form of the annuity to be paid to the retiring employee. For unmarried Grandfathered retirees, the Normal Form of Payment as a life annuity with a 12 year guaranteed payment (“Guaranteed 12 Year Payout”) which means that if the unmarried Grandfathered retiree dies prior to receiving 12 years of annuity payments, the retiree’s beneficiary will receive a lump sum equal to the remaining unpaid payments in the 12 year period. For married Grandfathered retirees, the Normal Form of Payment is a 50% joint and survivor annuity which provides a continuation of half of the monthly annuity to the surviving beneficiary. The initial 50% Joint and Survivor Annuity monthly payment is actuarially equivalent to the 12 year guarantee payment provided to single retirees under the formula. Effective July 1, 2008, the DB Plan provides single Non-Grandfathered retirees with a straight “Life Annuity” as the Normal Form of Payment, which means that, once a retiree dies, the annuity terminates. For married Non-Grandfathered retirees, the Normal Form of Payment will be a 50% Joint and Survivor Annuity that is actuarially equivalent to the straight Life Annuity.
Cost of Living Adjustments (or “COLAs”) — Once a Grandfathered Employee retiree reaches age 65, in each succeeding year he/she will receive an extra payment annually equal to one percent of the original benefit amount multiplied by the number of years in pay status after age 65. As of July 1, 2008, this adjustment is no longer offered to Non-Grandfathered Employees on benefits accruing after that date.

Early Retirement Subsidy:
Grandfathered Employees
There is a subsidy or benefit enhancement for Grandfathered Employee retirees who retire prior to normal retirement age (65). Any participant who retires early and elects to draw pension benefits prior to age 65, and who has a combined age and length of service of at least 70 years, will realize a reduction of 1.5% to his/her early retirement benefit for each year benefits commence earlier than age 65. If that employee had not accumulated a total of 70 years, the reduction would be 3% for each year benefits commence earlier than age 65.
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

DEFINED BENEFIT PLAN	GRANDFATHERED	NON-GRANDFATHERED
PROVISIONS	EMPLOYEES	EMPLOYEES

Benefit Multiplier	2.5%	2.0%
Final Average Pay Period	High 3 Year	High 5 Year
Normal Form of Payment	Guaranteed 12 Year Payout	Life Annuity
Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None
Early Retirement Subsidy<65:

a) Rule of 70	1.5% Per Year	3% Per Year

b) Rule of 70 Not Met	3% Per Year	Actuarial Equivalent
*Vesting	20% Per Year Commencing	5 Year Cliff
Second Year of Employment

*	Greater of DB Plan Vesting or New Plan Vesting applied to employees participating in the DB Plan prior to July 1, 2008.
Earnings under the Bank’s DB Plan continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual IRC limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2009 was $245,000.
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
The Nonqualified Defined Benefit Portion of the BEP is an unfunded arrangement. However, the Bank established grantor trusts to assist in financing the payment of benefits under these plans. The trust were approved by the Nonqualified Plan Committee in March of 2006 and established in June of 2007.
Although other nonqualified plans were terminated on November 10, 2009, the Nonqualified Defined Benefit Portion of the BEP was not terminated on that day, and remains in effect as of the date of this Annual Report on Form 10-K.

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
An employee may contribute 1% to 19% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2009 was $16,500 for employees under the age of 50. An additional “catch up” contribution of $5,500 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year. The Bank matches up to 100% of the first 3% of the employee’s contribution through the third year of employment; 150% of the first 3% of contribution during the fourth and fifth years of employment; and 200% of the first 3% of contribution starting with the sixth year of employment.
iv) Nonqualified Defined Contribution Portion of the Benefit Equalization Plan
Also an unfunded arrangement through a grantor trust, Employees who were at the rank of Vice President and above who exceed income limitations established by the IRS for three out of five consecutive years and who are also approved for inclusion by the Bank’s Nonqualified Plan Committee were eligible to participate in a Nonqualified Defined Contribution Portion of the Benefit Equalization Plan (which is a separate portion of the aforementioned BEP). The Nonqualified Defined Contribution Portion of the BEP ensured, among other things, that participants whose benefits under the DC Plan would otherwise be restricted under certain provisions of the IRC were able to make elective pre-tax deferrals and to receive the same Bank match relating to such deferrals as would have been received under the DC Plan.
As previously noted, the Nonqualified Defined Contribution Portion of the BEP was terminated as of November 10, 2009. All plan assets will be paid out to individual participants in a lump sum distribution on November 12, 2010. Most of the plan assets that will be paid out had been previously contributed by the participants.
In addition, as a result of this termination, the Board voted on January 21, 2010, based on a recommendation from Aon, to:

*	Provide to the participants of the Nonqualified Defined Contribution Portion of the BEP as of November 10, 2009, with respect to 2009, an additional cash payment on the second payroll following the end of 2009 in an amount equal to 6% of base pay in excess of IRS limitations for 2009 less amounts included for the DC BEP for 2009; and

*	Beginning in 2010, provide to the participants of the Nonqualified Defined Contribution Portion of the BEP as of November 10, 2009, an additional annual cash payment on the first or second payroll following the end of a calendar year in an amount equal to 6% of base pay in excess of IRS limitations for such prior year.
v) Nonqualified Profit Sharing Plan
The Bank’s Nonqualified Profit Sharing Plan was designed to address the compensation inequities that affected a group of highly compensated employees (including one NEO) who were negatively affected by the changes to the Bank’s Qualified Defined Benefit Plan formula and who would have been compensated less than employees in similar positions in the Bank’s peer group.

All Non-Grandfathered employees who had five years of Bank service and were members of the BEP were entitled to participate in the Bank’s Nonqualified Profit Sharing Plan. The Nonqualified Profit Sharing Plan credited participants with 8% of salary (defined as base pay plus any Incentive Plan award) conditioned on the Bank achieving its threshold targets for certain Bank-wide performance goals used in the Bank’s Incentive Plan. The credit to participants into the Nonqualified Profit Sharing Plan will be held in a deferred account for participants and paid in a lump sum six months after termination of a participant’s employment. The Nonqualified Profit Sharing Plan was established on July 1, 2008 therefore only provided participants with a half of year of credit for 2008. 4% was allocated to the participants. This was an unfunded arrangement through the grantor trust.
As previously noted, the Nonqualified Profit Sharing Plan was terminated, which was based on a recommendation from Aon, as of November 10, 2009. All plan assets will be paid out to individual participants in a lump sum distribution on November 12, 2010. The accrued assets will include the calculation of the 2008 and 2009 plan years.
In addition, as a result of this termination, the Board voted on January 21, 2010 to provide annually to participants in the Nonqualified Profit Sharing Plan as of November 10, 2009, in 2010 and thereafter, an amount equal to 8% of the prior year’s base pay and short term incentive payment to the extent the requirements under the Bank’s Short Term Incentive Plan have been achieved. The 8% payment will not be used to calculate an employee’s pension amount.
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
The Bank did not provide a match on these deferrals. All deferred monies were the property of the Bank until distribution to the Directors and employees and thus subject to claims of Bank creditors until distribution.
A grantor trust similar to those in operation for the BEP was established by the Nonqualified Plan Committee for the Nonqualified Deferred Compensation Plan in December 2008.
As previously noted, the Nonqualified Deferred Compensation Plan was terminated as of November 10, 2009. Any assets that were contributed by the participants will be paid out on November 12, 2010.
C. Health and Welfare Programs and Other Benefits
In addition to the foregoing, the Bank offers a comprehensive benefits package for all regular employees (including NEOs) which include the following significant benefits:
Medical and Dental
Employees can choose preferred provider, open access or managed care medical. All types of medical coverage include a prescription benefit. Dental plan choices include preferred provider or managed care. Employees contribute to cover a portion of the costs for these benefits.

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
Under the Plan as in effect since May 1, 1995, retirees who retire before age 62 pay the full Bank premium for the coverage they had as employees until they attain age 62. Thereafter, they contribute a percentage of the Bank’s premium based on their total completed years of service (no adjustment is made for partial years of service) on a “Defined Benefit” basis, as defined below, as follows:

Completed
Years of	Percentage of Premium
Service	Paid by Retiree
10	50.0%
11	47.5%
12	45.0%
13	42.5%
14	40.0%
15	37.5%
16	35.0%
17	32.5%
18	30.0%
19	27.5%
20 or more	25.0%
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
After the retiree or a covered dependent of the retiree becomes Medicare-eligible, the Bank’s contribution toward the premium for the coverage of the Medicare-eligible individual will be reduced to $25 per month. The $45 and $25 amounts were fixed for the 2008 calendar year. Each year thereafter, these amounts will increase by a cost-of-living adjustment (“COLA”) factor not to exceed 3% and were $46.35 and $25.75 for 2009.

The table below summarizes the Retiree Medical Benefits Plan changes that affect Non-Grandfathered employees who retire on or after January 1, 2008. For purposes of the following table and the preceding discussion on the Retiree Medical Benefits Plan, the following definitions have been used:
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

Provisions for
	Grandfathered	Provisions for Non-Grandfathered
	Retirees	Retirees
Plan Type	Defined Benefit	Defined Dollar Plan

Medical Plan Formula	1) Same coverage offered to active employees prior to age 65	1) Retiree, (and covered individual), is eligible for $45/month x years of service after age 45, and has attainted the age of 62. There is a 3% Cost of Living Adjustment each year

	2) Supplement Medicare coverage for retirees Age 65 and over	2) Retiree, (and covered individual), is eligible for $25/month x years of service after age 45 and after age 65. There is a 3% Cost of Living Adjustment each year
Employer
Cost Share Examples:	0% for Pre-62	$0 for Pre-62 Pre-65/Post-65
10 years of service after age 45	50% for Post-62	$5400/$3000
15 years of service after age 45	62.5% for Post-62	$8100/$4500
20 years of service after age 45	75% for Post-62	$10800/$6000
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

Additional Life Insurance
Additional Life Insurance is provided to two NEOs (the Bank President and the Head of Member Services) who, in 2003, were participants in the Bank’s Split Dollar life insurance program, as consideration for their assigning to the Bank their portion of their Split Dollar life insurance policy with the Bank. The Bank’s Split Dollar life insurance program was terminated in 2003.
This Additional Life Insurance policy is paid by the Bank; however, each individual owns the policy. The Bank purchased these policies in 2003 for 15 years and locked in the premiums for the duration of the policies. When the policies expire in 2018, there is an option to renew, though the rate will be subject to change.
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
Fitness Club Reimbursement
Fitness club reimbursement, up to $350 per year, is available subject to the satisfaction of certain criteria.
Severance Plan
The Bank has a formal Board-approved Severance Plan available to all Bank employees who work twenty or more hours a week and have at least one year of employment.
Perquisites
Perquisites are as a benefit an insubstantial and insignificant amount of compensation totaling less than $10,000 for the year 2009 per NEO for all such expenditures.
Reimbursement for Financial Counseling Costs Incurred in 2010 for Participants in Terminated Plans
As a result of the termination as of November 10, 2009 of each of the Defined Contribution Portion of the Bank’s Benefit Equalization Plan, the Bank’s Nonqualified Deferred Compensation Plan, and the Bank’s Nonqualified Profit Sharing Plan, the Board voted on January 21, 2010 to authorize the Bank to reimburse participants receiving payments from these plans in 2010 in an amount up to $12,500 for financial counseling costs incurred by such participants in 2010. This offer of reimbursement, which was based on a recommendation from Aon, was believed to be appropriate due to the potentially significant sums that the plan participants might receive when monies from the terminated plans are distributed on November 12, 2010.
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
The Bank’s compensation and benefits program consists of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., Qualified Defined Benefit Plan; Qualified Defined Contribution Plan; and Nonqualified Defined Benefit Portion of the Benefit Equalization Plan; and (c) health and welfare programs and other benefits which are listed in Section IV C above. In addition, in the category of retirement-related benefits, as discussed above, the Bank offered the Nonqualified Defined Contribution Portion of the Benefits Equalization Plan, a Nonqualified Deferred Compensation Plan and a Nonqualified Profit Sharing Plan through and until November 10, 2009. Together, these components comprised the Bank’s total compensation program for 2009, and they are discussed in detail in Section IV above.

The Bank’s overall objective with regard to its compensation and benefits program is to motivate employees to achieve consistent and superior results over a long period of time for the Bank, and to provide a program that allows the Bank to compete for and retain talent that otherwise might be lured away from the Bank.
As the Bank makes changes to one element of the compensation and benefits program mix, the C&HR Committee considers the impact on the other elements of the mix. In this regard, the C&HR Committee strives to maintain programs that keep the Bank within the parameters of its Compensation Policy.
The Bank notes that differences in compensation levels that may exist among the NEOs are primarily attributable to the benchmarking process. The Board does have the power to adjust compensation from the results of the benchmarking process; however, this power is not normally exercised.
COMPENSATION COMMITTEE REPORT
The Compensation and Human Resources Committee (“Committee”) of the Board of Directors of the Bank has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Bank’s annual report on Form 10-K for the year 2009.
THE COMPENSATION AND HUMAN RESOURCES COMMITTEE
C. Cathleen Raffaeli, Chair
James W. Fulmer
José R. González
Katherine J. Liseno
Kevin J. Lynch
Richard S. Mroz
Thomas M. O’Brien

Executive Compensation
The table below summarizes the total compensation earned by each of the Named Executive Officers for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 (in whole dollars):
Summary Compensation Table for Fiscal Years 2009, 2008 and 2007

							Change in
						Non-Equity	Pension Value	All Other
						Incentive	and Nonqualified	Compensation
						Plan	Deferred	(4,5,6,7,8,9,10,11)
				Stock	Option	Compensation	Compensation	(D,E,F,G,H, I,J)
Name and Principal Position	Year	Salary (13) (14)	Bonus	Awards	Awards	(1)(A)(a)	(2,3) (B,C) (b,c)	(d,e,f,g,h,i,j)	Total

Alfred A. DelliBovi	2009	$649,494	—	—	—	$503,592	$1,010,379	$72,917	$2,236,382
President &	2008	$615,634	—	—	—	$379,938	$1,092,000	$76,328	$2,163,900
Chief Executive Officer (PEO)	2007	$583,539	—	—	—	$421,964	$479,000	$75,855	$1,560,358

Peter S. Leung	2009	$423,294	—	—	—	$239,805	$323,067	$41,095	$1,027,261
Senior Vice President,	2008	$405,066	—	—	—	$181,414	$328,000	$49,045	$963,525
Chief Risk Officer	2007	$387,623	—	—	—	$204,407	$499,000	$46,917	$1,137,947

Paul B. Héroux	2009	$300,980	—	—	—	$170,511	$282,434	$45,464	$799,389
Senior Vice President,	2008	$288,019	—	—	—	$128,993	$400,000	$57,200	$874,212
Head of Member Services	2007	$275,616	—	—	—	$145,342	$171,000	$43,425	$635,383

Patrick A. Morgan	2009	$319,154	—	—	—	$180,807	$172,000	$34,552	$706,513
Senior Vice President,	2008	$305,411	—	—	—	$136,782	$268,000	$36,933	$747,126
Chief Financial Officer (PFO)	2007	$292,259	—	—	—	$154,118	$279,000	$31,184	$756,561

Kevin M. Neylan (12)	2009	$310,415	—	—	—	$175,856	$185,411	$41,596	$713,278
Senior Vice President, Head of Strategy & Business Development

Footnotes for Summary Compensation Table for the Year Ending December 31, 2009

[1]	Bonuses are not provided by the Bank. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.

[2]	Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions:
A. DelliBovi — $224,000
P. Leung — $143,000
P. Morgan — $104,000
P. Héroux — $192,000
K. Neylan — $91,000

[3]	Change in Pension Value for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan:
A. DelliBovi — $575,000
P. Leung — $145,000
P. Morgan — $60,000
P. Héroux — $60,000
K. Neylan — $57,000

[4]	Change in Nonqualified Deferred Compensation Earnings:
A. DelliBovi — $211,379
P. Leung — $35,067
P. Morgan — $8,000
P. Héroux — $30,434
K. Neylan — $37,411

[5]	For all Named Executive Officers, includes these items paid by the Bank for all employees: amount of funds matched by the Bank in connection with the Pentegra Defined Contribution Plan for Financial Institutions, payment of group term life insurance premium, payment of long term disability insurance premium, payment of health insurance premium, payment of dental insurance premium, payment of vision insurance premium and payment of employee assistance program premium.

[6]	Includes these items paid by the Bank for all eligible officers: amount of funds matched by the Bank in connection with the Nonqualified Defined Contribution Portion of the Benefit Equalization Plan (amount of funds matched for A. DelliBovi was $21,999, for P. Leung $15,526, for P. Morgan $9,724, for Paul Heroux $1,722 and for K. Neylan $6,715).

[7]	For A. DelliBovi, includes value of leased automobile ($8,100).

[8]	For Paul Heroux, includes payment of this item paid by the Bank for all eligible employees: Years of Service Award.

[9]	For P. Leung, P. Heroux, and K. Neylan, includes payment of this item paid by the Bank for all eligible officers: officer physical examination.

[10]	For A. DelliBovi and P. Héroux, includes this item paid by the Bank for all eligible officers: payment of term life insurance premium.

[11]	For P. Heroux and for K. Neylan, includes payment of this item paid by the Bank for all employees: fitness center reimbursement.

[12]	K. Neylan is a new NEO in 2009.

[13]	Figures represent salaries approved by the Bank’s Board of Directors for the year 2009.
Footnotes for Summary Compensation Table for the Year Ending December 31, 2008

A	Bonuses are not provided by the Bank. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.

B	Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions:
A. DelliBovi — $151,000
P. Morgan — $74,000
P. Leung — $105,000
P. Héroux — $156,000

C	Change in Pension Value for the Nonqualified Defined Benefit Portion of the Bank’s Benefit Equalization Plan:
A. DelliBovi — $941,000
P. Morgan — $194,000
P. Leung — $223,000
P. Héroux — $244,000

D	For all Named Executive Officers, includes these items paid by the Bank for all employees: amount of funds matched by the Bank in connection with the Pentegra Defined Contribution Plan for Financial Institutions, payment of group term life insurance premium, payment of long term disability insurance premium, payment of health insurance premium, payment of aggregate and individual “stop loss” coverage (i.e., insurance to protect the Bank against significant insurance claims paid under its self-insured health insurance plan), payment of health and dental administrative charges (i.e., network medical utilization charges, network medical administrative charges, and dental indemnity administrative charges), payment of dental insurance premium, payment of vision insurance premium and payment of employee assistance program premium.

E	For A. DelliBovi, P. Morgan, and P. Leung, includes these items paid by the Bank for all eligible officers: amount of funds matched by the Bank in connection with the Nonqualified Defined Contribution Portion of the Benefit Equalization Plan (amount of funds matched for A. DelliBovi was $23,407, for P. Morgan $9,908 and for P. Leung $17,016).

F	For A. DelliBovi, includes value of leased automobile ($8,100).

G	For A. DelliBovi, includes payment of this item paid by the Bank for all eligible employees: Years of Service Award.

H	For A. DelliBovi, includes payment of this item paid by the Bank for all eligible officers: officer physical examination.

I	For A. DelliBovi and P. Héroux, includes this item paid by the Bank for all eligible officers: payment of term life insurance premium.

[j]	For P. Heroux, includes payment of this item paid by the Bank for all eligible employees: Nonqualified Profit Sharing Plan.

[14]	Figures represent salaries approved by the Bank’s Board of Directors for the year 2008. Figures previously reported in the Bank’s 10-K for 2008 used information reflecting actual salaries received in the year 2008.
Footnotes for Summary Compensation Table for the Year Ending December 31, 2007

[a]	Bonuses are not provided by the Bank. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.

[b]	Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions:
A. DelliBovi — $126,000
P. Morgan — $91,000
P. Leung — $51,000
P. Héroux — $67,000

[c]	Change in Pension Value for the Nonqualified Defined Benefit Portion of the Bank’s Benefit Equalization Plan:
A. DelliBovi — $353,000
P. Morgan — $188,000
P. Leung — $448,000
P. Héroux — $104,000

[d]	For all Named Executive Officers, includes these items paid by the Bank for all employees: amount of funds matched by the Bank in connection with the Pentegra Defined Contribution Plan for Financial Institutions, payment of group term life insurance premium, payment of long term disability insurance premium, payment of health insurance premium, payment of aggregate and individual “stop loss” coverage (i.e., insurance to protect the Bank against significant insurance claims paid under its self-insured health insurance plan), payment of health and dental administrative charges (i.e., network medical utilization charges, network medical administrative charges, and dental indemnity administrative charges), payment of dental insurance premium, and payment of employee assistance program premium.

[e]	For A. DelliBovi, P. Leung, and P. Héroux , includes these items paid by the Bank for all eligible officers: amount of funds matched by the Bank in connection with the Nonqualified Defined Contribution Portion of the Benefit Equalization Plan (amount of funds matched for A. DelliBovi was $22,839, for P. Leung $15,994 and for P. Héroux $4,732).

[f]	For A. DelliBovi, P. Leung, and P. Morgan, includes this item paid by the Bank for all participating employees: payment of vision insurance premium.

[g]	For A. DelliBovi, includes value of leased automobile ($11,856).

[h]	For P. Héroux, includes payment of this item paid by the Bank for all eligible officers: officer physical examination.

[i]	For A. DelliBovi,and P. Héroux, includes this item paid by the Bank for all eligible officers: payment of term life insurance premium.

[j]	For P. Héroux, includes payment of this item paid by the Bank for all eligible employees: fitness center membership reimbursement.

The following table sets forth information regarding all incentive plan award opportunities made available to Named Executive Officers for the fiscal year 2009 (in whole dollars):

Grants of Plan-Based Awards for Fiscal Year 2009
								All Other	All Other	Exercise	Grant
								Stock	Option	or	Date
								Awards:	Awards:	Base	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2) (3)			Plan Awards			Stock	Underlying	Awards	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)

Alfred A. DelliBovi	03/18/09	$142,889	$259,798	$493,615	—	—	—	—	—	—	—

Peter S. Leung	03/18/09	$69,844	$126,988	$241,278	—	—	—	—	—	—	—

Paul B. Héroux	03/18/09	$49,662	$90,294	$171,559	—	—	—	—	—	—	—

Patrick A. Morgan	03/18/09	$52,660	$95,746	$181,918	—	—	—	—	—	—	—

Kevin M. Neylan	03/18/09	$51,218	$93,125	$176,937	—	—	—	—	—	—	—

[1]	On this date, the Board of Directors’ Compensation and Human Resources Committee approved the 2009 Incentive Compensation Plan (“ICP”). Approval of the ICP does not mean a payout is guaranteed.

[2]	Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the Named Executive Officers with respect to their individual performance.

[3]	Amounts represent potential awards under the 2009 Incentive Compensation Plan; actual amounts awarded are reflected in the Summary Compensation Table above.
Employment Arrangements
The Bank is an “at will” employer and does not provide written employment agreements to any of its employees. However, employees, including Named Executive Officers (or “NEOs”), receive (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., Qualified Defined Benefit Plan; Qualified Defined Contribution Plan; and Nonqualified Defined Benefit Portion of the Benefit Equalization Plan; and (c) health and welfare programs and other benefits. In addition, in the category of retirement-related benefits, the Bank offered the Nonqualified Defined Contribution Portion of the Benefits Equalization Plan, a Nonqualified Deferred Compensation Plan and a Nonqualified Profit Sharing Plan through and until November 10, 2009. Other benefits, which are available to all regular employees, include medical, dental, vision care, life, business travel accident, and short and long term disability insurance, flexible spending accounts, an employee assistance program, educational development assistance, voluntary life insurance, long term care insurance, fitness club reimbursement and severance pay. An additional benefit offered to all officers, age 40 or greater, or who are at Vice President rank or above, is a physical examination every 18 months.
The annual base salaries for the Named Executive Officers are as follows (whole dollars):

	2009 (1)	2010 (2)

Alfred A. DelliBovi	$649,494	$678,721
Patrick A. Morgan	319,154	330,324
Peter S. Leung	423,294	438,109
Paul B. Héroux	300,980	311,514
Kevin M. Neylan	310,415	321,280
The 2010 increases in the base salaries of the NEOs from 2009 were based on their 2009 performance.
1 Figures represent salaries approved by the Bank’s Board of Directors for the year 2009.
2 Figures represent salaries approved by the Bank’s Board of Directors for the year 2010.

A performance-based merit increase program exists for all employees that has an impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In October of 2008, the C&HR Committee determined that merit-related officer base pay increases for 2009 would be 3.5% for officers rated ‘Meets Requirements’; 4.5% for officers rated ‘Exceeds Requirements’; and 5.5% for officers rated ‘Outstanding’ for their performance in 2008. In October of 2009, the C&HR Committee determined that merit-related officer base pay increases for 2010 would be 3.0% for officers rated ‘Meets Requirements’; 3.5% for officers rated ‘Exceeds Requirements’; and 4.5% for officers rated ‘Outstanding’ for their performance in 2009.
See the “Grant of Plan-Based Awards” table for 2009 incentive compensation opportunity information.
Short-Term Incentive Compensation Plan (“Incentive Plan”)
The objective of the Bank’s Incentive Plan is to motivate exempt employees to perform at a high level and take actions that: i) support the Bank’s strategies, ii) lead to the attainment of the Bank’s business plan, and iii) fulfill the Bank’s mission. Funding for the Bank’s Incentive Plan is approved by the Board as part of the annual business plan process. By including goals that seek to balance risk and return, the Bank’s Incentive Plan is designed to work in a variety of economic conditions.
Aon reported in the course of its 2006 study of the Bank’s compensation and benefit programs (described earlier in Section I of the above Compensation Discussion and Analysis), that most firms in the Bank’s peer group provide their employees with annual short-term incentives. As such, for the Bank not to offer this element of compensation would put it at a distinct disadvantage with respect to its competitors for new talent, and also pose a challenge with respect to the retention of key employees.
There are two types of performance measures that impact upon Incentive Plan awards received by participants: i) Bankwide performance goals, and ii) individual performance goals (which can include work performed as part of a group) established and measured through the annual performance evaluation process.

The Bankwide goals are designed to help management focus on what it needs to accomplish for the success of the cooperative. The 2009 Bankwide goals were organized into three broad categories:

Goals Category	Weighting	Goal	Goal Basis
Business Effectiveness	80%	Return	Dividend Capacity as forecasted in the Bank’s 2009 business plan. (50% of the category)

		Risk	Enterprise Risk Level in the Bank’s 2009 business plan balance sheet as measured by the methodology used to calculate the Bank’s retained earnings target. (50% of the category)

Mission Effectiveness	10%	Mission	The Bank’s achievements in specific areas of housing and community development activities.

Growth Effectiveness	10%	New Members	Number of new members and other activities during 2009 to position the Bank for future growth and mission fulfillment.
The goal measures in the Business Effectiveness and Growth Effective goal categories were approved by the Board’s Compensation and Human Resources Committee in March 2009. The goal measures in the Mission Effectiveness goal category was approved by the Board’s Housing Committee in March 2009. All of the goal measures were reported to the Board. A description of these goal categories is set forth below:
Business Effectiveness Goal Category
The Return and Risk Goals that make up the Business Effectiveness Goal are linked and create a beneficial tension through the tradeoffs in managing one versus the other. These goals are weighted exactly the same. This motivates management to act in ways that are aligned with the Board’s wishes as the Bank understands them (i.e., to have management achieve forecasted returns while managing risks to stay within the prescribed risk parameters). In addition, and again consistent with management’s understanding of the Board’s wishes, this set of goals will not motivate Bank management to increase Dividend Capacity if doing such would require imprudently increasing the risk in the Bank’s balance sheet.
Return Goal
Provide value to shareholders through the dividend. The Return Goal is based on Dividend Capacity.
Risk Goal
The Risk Goal is intended to encourage management to balance those actions taken to enhance earnings (i.e., Dividend Capacity) with actions that are needed to maintain appropriate risk levels in the business.

Growth Effectiveness Goal Category
The Growth Effectiveness Goal Category is intended to set the stage for future growth. The Bank believes that recruiting new members now will, over time, create additional advances usage.
Mission Effectiveness Goal Category
The Mission Effectiveness Goal Category is intended to help ensure the Bank’s achievement of mission-related community development activities.
Bankwide Goals — Weighting Based on Employee Rank
The Bank believes that employees at higher ranks have a greater impact on the achievement of Bankwide goals than employees at lower ranks. Therefore, employees at higher ranks have a greater weighting placed on the Bankwide performance component of their Incentive Plan award opportunities as opposed to the individual performance component. For the Bank’s Chief Executive Officer and the other Management Committee members (a group that includes all of the NEOs), the overall incentive compensation opportunity is weighted 90% on Bankwide performance goals and 10% on individual performance goals. There are differences among the NEOs with regard to their individual performance goals. However, these differences do not have a material impact on the amount of incentive compensation payout.
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
Incentive Plan awards are only paid to participants who have attained at least a specified threshold rating within the “Meets Requirements” category on their individual performance evaluations and do not have any unresolved disciplinary matters in their record.
Participants will receive an individual Incentive Plan award payment even if Bankwide goal results are such that no payments are awarded for the Bankwide portion of the Incentive Plan.
The Incentive Plan is administered by the Chief Executive Officer, subject to any requirements for review and approval by the C&HR Committee that the Committee may establish. In all areas not specifically reserved by the Committee for its review and approval, the decisions of the Chief Executive Officer or his designee concerning the Incentive Plan are binding on the Bank and on all Incentive Plan participants.

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
An employee may contribute 1% to 19% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2009 was $16,500 for employees under the age of 50. An additional “catch up” contribution of $5,500 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year. The Bank matches up to 100% of the first 3% of the employee’s contribution through the third year of employment; 150% of the first 3% of contribution during the fourth and fifth years of employment; and 200% of the first 3% of contribution starting with the sixth year of employment.
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

	Pension Benefits for Fiscal Year 2009
		Number of	Present Value	Payment During
	Plan	Years Credited	of Accumulated	Last
Name	Name	Service [1]	Benefit [2]	Fiscal Year

Alfred A. DelliBovi	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	16.75	$1,156,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	16.75	$3,823,000	—

Peter S. Leung	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	12.50	$560,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (3)	12.50	$816,000	—

Paul B. Héroux	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	25.50	$832,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	25.50	$699,000	—

Patrick A. Morgan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	10.50	$734,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	10.50	$672,000	—

Kevin M. Neylan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	8.33	$303,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	8.33	$246,000	—

[1]	Number of years of credited service pertains to eligibility/participation in the qualified plan. Years of credited service for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan. However, the dates of eligible enrollment for both the Qualified and Nonqualified Defined Benefit plans may differ because enrollment eligibility in the nonqualified plan is much more stringent than for the qualified plan.

[2]	As of 12/31/2009.

[3]	Mr. Leung’s 12.5 years of credited service includes 3.6 years of credited service working for the Office of Thrift Supervision; 3.0 years of credited service working for the Federal Home Loan Bank of Dallas (including two months of severance) and 5.9 years of credited service working for the Federal Home Loan Bank of New York.
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
Bank participants, who as of July 1, 2008 had five years of DB Plan service and were age 50 years or older, are provided with a benefit of 2.50% of a participant’s highest consecutive 3-year average earnings, multiplied by the participant’s years of benefit service, not to exceed 30 years. Earnings are defined as base salary plus short-term incentives, and overtime, subject to the annual Internal Revenue Code limit. These participants are identified herein as “Grandfathered”
For all other participants (identified herein as “Non-Grandfathered”), the DB Plan provides a benefit of 2.0% (as opposed to 2.5% provided to Grandfathered participants) of a participant’s highest consecutive 5-year average earnings (as opposed to consecutive 3-year average earnings as previously provided to Grandfathered participants), multiplied by the participant’s years of benefit service, not to exceed 30 years. The Normal Form of Payment is a life annuity (i.e., an annuity paid until the death of the participant), as opposed to a guaranteed twelve year payout as previously provided to Grandfathered participants. Also, cost of living adjustments (“COLAs”) are no longer provided on future accruals (as opposed to a 1% simple interest COLA beginning at age 66 as previously provided).
The table below summarizes the DB Plan changes affecting the Non-Grandfathered employees that went into effect on July 1, 2008. For purposes of the following table, please note the following definitions:
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
Cost of Living Adjustments (or “COLAs”) — Once a Grandfathered Employee retiree reaches age 65, in each succeeding year he/she will receive an extra payment annually equal to one percent of the original benefit amount multiplied by the number of years in pay status after age 65. As of July 1, 2008, this adjustment is no longer offered to Non-Grandfathered Employees on benefits accruing after that date.
Early Retirement Subsidy:
Grandfathered Employees
There is a subsidy or benefit enhancement for Grandfathered Employee retirees who retire prior to normal retirement age (65). Any participant who retires early and elects to draw pension benefits prior to age 65, and who has a combined age and length of service of at least 70 years, will realize a reduction of 1.5% to his/her early retirement benefit for each year benefits commence earlier than age 65. If that employee had not accumulated a total of 70 years, the reduction would be 3% for each year benefits commence earlier than age 65.
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
Earnings under the Bank’s DB Plan continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual IRC limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2009 was $245,000.
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
The Nonqualified Defined Benefit Portion of the BEP is an unfunded arrangement. However, the Bank established grantor trusts to assist in financing the payment of benefits under these plans. The trust were approved by the Nonqualified Plan Committee in March of 2006 and established in June of 2007.
Although other nonqualified plans were terminated on November 10, 2009, the Nonqualified Defined Benefit Portion of the BEP was not terminated on that day, and remains in effect as of the date of this Annual Report on Form 10-K.

NONQUALIFIED DEFERRED COMPENSATION
The following table discloses contributions to nonqualified deferred compensation plans, each Named Executive Officer’s withdrawals (if any), aggregate earnings and year-end balances in such plans (whole dollars):

	Nonqualified Deferred Compensation for Fiscal Year 2009
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last FY (1)	Last FY (2)	Last FY	Distributions	Last FYE

Alfred A. DelliBovi	$11,016	$21,999	$211,379	—	$1,124,656

Patrick A. Morgan	$33,144	$9,724	$8,000	—	$86,209

Paul B. Héroux	$1,479	$1,722	$30,434	—	$173,805

Peter S. Leung	$51,138	$15,526	$35,067	—	$199,552

Kevin M. Neylan	$17,425	$6,715	$37,411	—	$232,271

[1]	These amounts are included in the “Salary” column of the Summary Compensation Table; these amounts would have been paid as salary but for deferral into the Nonqualified Defined Contribution portion of the Benefit Equalization Plan.

[2]	These totals are also included in the “All Other Compensation” column of the Summary Compensation Table.
Nonqualified Defined Contribution Portion of the Benefit Equalization Plan
Also an unfunded arrangement through a grantor trust, employees who were at the rank of Vice President and above who exceed income limitations established by the IRS for three out of five consecutive years and who are also approved for inclusion by the Bank’s Nonqualified Plan Committee were eligible to participate in a Nonqualified Defined Contribution Portion of the Benefit Equalization Plan (which is a separate portion of the aforementioned BEP). The Nonqualified Defined Contribution Portion of the BEP ensured, among other things, that participants whose benefits under the DC Plan would otherwise be restricted under certain provisions of the IRC were able to make elective pre-tax deferrals and to receive the same Bank match relating to such deferrals as would have been received under the DC Plan.
As previously noted in the Compensation Discussion and Analysis, the Nonqualified Defined Contribution Portion of the BEP was terminated as of November 10, 2009. All plan assets will be paid out to individual participants in a lump sum distribution on November 12, 2010. Most of the plan assets that will be paid out had been previously contributed by the participants.
In addition, as a result of this termination, the Board voted on January 21, 2010, based on a recommendation from Aon, to:

*	Provide to the participants of the Nonqualified Defined Contribution Portion of the BEP as of November 10, 2009, with respect to 2009, an additional cash payment on the second payroll following the end of 2009 in an amount equal to 6% of base pay in excess of IRS limitations for 2009 less amounts included for the DC BEP for 2009; and

*	Beginning in 2010, provide to the participants of the Nonqualified Defined Contribution Portion of the BEP as of November 10, 2009, an additional annual cash payment on the first or second payroll following the end of a calendar year in an amount equal to 6% of base pay in excess of IRS limitations for such prior year.

Nonqualified Profit Sharing Plan
The Bank’s Nonqualified Profit Sharing Plan was designed to address the compensation inequities that affected a group of highly compensated employees (including one NEO) who were negatively affected by the changes to the Bank’s Qualified Defined Benefit Plan formula and who would have been compensated less than employees in similar positions in the Bank’s peer group.
All Non-Grandfathered employees who had five years of Bank service and were members of the BEP were entitled to participate in the Bank’s Nonqualified Profit Sharing Plan. The Nonqualified Profit Sharing Plan credited participants with 8% of salary (defined as base pay plus any Incentive Plan award) conditioned on the Bank achieving its threshold targets for certain Bank-wide performance goals used in the Bank’s Incentive Plan. The credit to participants into the Nonqualified Profit Sharing Plan will be held in a deferred account for participants and paid in a lump sum six months after termination of a participant’s employment. The Nonqualified Profit Sharing Plan was established on July 1, 2008 therefore only provided participants with a half of year of credit for 2008. 4% was allocated to the participants. This was an unfunded arrangement through the grantor trust.
As previously noted in the Compensation Discussion and Analysis, the Nonqualified Profit Sharing Plan was terminated, which was based on a recommendation from Aon, as of November 10, 2009. All plan assets will be paid out to individual participants in a lump sum distribution on November 12, 2010. The accrued assets will include the calculation of the 2008 and 2009 plan years.
In addition, as a result of this termination, the Board voted on January 21, 2010 to provide annually to participants in the Nonqualified Profit Sharing Plan as of November 10, 2009. In 2010 and thereafter, an amount equal to 8% of the prior year’s base pay and short term incentive payment to the extent the requirements under the Bank’s Short Term Incentive Plan have been achieved. The 8% payment will not be used to calculate an employee’s pension amount.
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
The Bank did not provide a match on these deferrals. All deferred monies were the property of the Bank until distribution to the Directors and employees and thus subject to claims of Bank creditors until distribution.
A grantor trust similar to those in operation for the BEP was established by the Nonqualified Plan Committee for the Nonqualified Deferred Compensation Plan in December 2008.
As previously noted in the Compensation Discussion and Analysis, the Nonqualified Deferred Compensation Plan was terminated as of November 10, 2009. Any assets that were contributed by the participants will be paid out on November 12, 2010.

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
The following table describes estimated severance payout information for each NEO assuming that severance would have occurred on December 31, 2009:

	Number of weeks Used to	2009 Annual
	Calculate Severance Amount	Base Salary	Severance Amount

Alfred A. DelliBovi	36	$649,494	$449,650
Peter S. Leung	24	$423,294	$195,366
Patrick A. Morgan	36	$319,154	$220,953
Paul B. Héroux	36	$300,980	$208,371
Kevin M. Neylan	36	$310,415	$214,903

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
In addition, former employees receiving severance benefits also receive, if applicable, life insurance for the severance period and, if the former employee elects to purchase health insurance continuation coverage through the Bank, reimbursement during the severance period covering the difference between (i) the cost to the former employee of such health insurance continuation coverage and (ii) what the cost of such health insurance coverage would have been had the former employee remained employed with the Bank. Reimbursements are made monthly coinciding with the monthly invoice processing and upon receipt of payment by the employee receiving severance.
Life insurance premiums paid on behalf of employees on severance are paid monthly by the Bank, coinciding with the monthly invoice processing.
Other Potential Post-Employment Payments
The Bank maintains no arrangements which contain “change in control” provisions.

DIRECTOR COMPENSATION
The following table summarizes the compensation paid by the Bank to each of its Directors for the year ended December 31, 2009 (whole dollars):

					Change in Pension
					Value and
					Nonqualified
	Fees			Non-Equity	Deferred	All
	Earned or	Stock	Option	Incentive Plan	Compensation	Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Michael M. Horn	$60,000	$—	$—	$—	$—	$—	$60,000
José R. González	55,000	—	—	—	—	—	55,000
Anne E. Estabrook	50,000	—	—	—	—	—	50,000
Joseph R. Ficalora	45,000	—	—	—	—	—	45,000
Jay M. Ford	45,000	—	—	—	—	—	45,000
James W. Fulmer	45,000	—	—	—	—	—	45,000
Ronald E. Hermance, Jr.	50,000	—	—	—	—	—	50,000
Katherine J. Liseno	45,000	—	—	—	—	—	45,000
Kevin J. Lynch	50,000	—	—	—	—	—	50,000
Joseph J. Melone	11,250	—	—	—	33,750	—	45,000
Richard S. Mroz	50,000	—	—	—	—	—	50,000
Thomas M. O’Brien	45,000	—	—	—	—	—	45,000
C. Cathleen Raffaeli	50,000	—	—	—	—	—	50,000
Edwin C. Reed	45,000	—	—	—	—	—	45,000
John M. Scarchilli	45,000	—	—	—	—	—	45,000
DeForest B. Soaries, Jr.	45,000	—	—	—	—	—	45,000
George Strayton	50,000	—	—	—	—	—	50,000

	$786,250	$—	$—	$—	$33,750	$—	$820,000

Director Compensation Policy: Director Fees
The Board establishes on an annual basis a Director Compensation Policy governing compensation for Board meeting attendance. This policy is established in accordance with the provisions of the Federal Home Loan Bank Act (“Bank Act”) and related Federal Housing Finance Agency regulations. The Bank Act previously provided for strict annual limits on the total amount of compensation that could be paid to directors. However, as a result of the enactment of the Housing and Economic Recovery Act of 2008, these statutory annual limits were removed, thus leaving the determination of director compensation limits up to each FHLBank’s Board of Directors beginning in 2009.
In connection with setting director compensation for 2009, the Bank participated in an FHLB System review of director compensation which included a director compensation study prepared by McLagan Partners. The McLagan study included a separate analysis of director compensation for small asset size commercial banks, Farm Credit Banks and S&P 1500 firms. The study recommended setting payments at the lower end of the commercial bank benchmarks, with additional payments for the Chair, Vice Chair and Committee Chair positions. The Board concurred with these recommendations. In revisiting the matter of setting Director compensation in late 2009, the Board determined that no changes to the annual Director compensation limits were merited for 2010.

Below are tables summarizing the Director fees established by the Board and the annual compensation limits that were set by the Board for 2009. Following these tables are additional tables summarizing the Director fees established by the Board and the annual compensation limits set by the Board for 2010.
Director Fees — 2009 (in whole dollars)

Fees For Board Service
(Paid Quarterly
Position	in Arrears)
Chairman	$15,000
Vice Chairman	$13,750
Committee Chair *	$12,500
All Other Directors	$11,250
Director Annual Compensation Limits — 2009 (in whole dollars)

Position	Annual Limit
Chairman	$60,000
Vice Chairman	$55,000
Committee Chair	$50,000
All Other Directors	$45,000
Director Fees — 2010 (in whole dollars)

Fees For Each Board
Meeting Attended
(Paid Quarterly
Position	in Arrears)
Chairman	$6,000
Vice Chairman	$5,500
Committee Chair *	$5,000
All Other Directors	$4,500
Director Annual Compensation Limits — 2010 (in whole dollars)

Position	Annual Limit
Chairman	$60,000
Vice Chairman	$55,000
Committee Chair	$50,000
All Other Directors	$45,000

*	A Committee Chair does not receive any additional payment if he or she serves as the Chair of more than one Board Committee. In addition, the Board Chair and Board Vice Chair does not receive any additional compensation if they serve as a Chair of one or more Board Committees.

In 2009, the Directors were able to participate in the Nonqualified Deferred Compensation Plan described in more detail above under the heading “Nonqualified Deferred Compensation Plan”. As described earlier in Item 11, this Plan was terminated effective as of November 10, 2009.
Director Compensation Policy: Director Expenses
The Director Compensation Policy also authorizes the FHLBNY to reimburse Directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties. For expense reimbursement purposes, Directors’ official duties can include:
•	Meetings of the Board and Board Committees
•	Meetings requested by the Federal Housing Finance Agency
•	Meetings of Federal Home Loan Bank System committees
•	Federal Home Loan Bank System director orientation meetings
•	Meetings of the Council of Federal Home Loan Banks and Council committees
•	Attendance at other events on behalf of the Bank with prior approval of the Board of Directors
The following table, which is included here pursuant to FHFA regulations, includes information about reimbursed expenses for 2009 (whole dollars):

Directors’ Expenses
Reimbursed
Name	(Paid in Cash)

Michael M. Horn	$3,908
José R. González	17,801
Anne E. Estabrook	4,121
Joseph R. Ficalora	420
Jay M. Ford	3,207
James W. Fulmer	5,678
Ronald E. Hermance, Jr.	—
Katherine J. Liseno	2,759
Kevin J. Lynch	2,955
Joseph J. Melone	2,359
Richard S. Mroz	3,793
Thomas M. O’Brien	1,160
C. Cathleen Raffaeli	—
Edwin C. Reed	1,868
John M. Scarchilli	1,332
DeForest B. Soaries, Jr.	—
George Strayton	1,156

$52,517

Total expenses incurred by the FHLBNY for Board expenses, including amounts reimbursed in cash to Directors, totaled $134,000, $124,000, and $183,000 in 2009, 2008 and 2007, respectively.

RISKS ARISING FROM COMPENSATION PRACTICES
The Bank does not believe that risks arising from the Bank’s compensation policies with respect to its employees are reasonably likely to have a material adverse effect on the Bank. The Bank does not structure any of its compensation plans in a way that inappropriately encourages risk taking to achieve payment.
As an example, all exempt employees are eligible to receive annual incentive awards through participation in the Bank’s incentive compensation plan. Incentive plans are often the type of compensation awards which promote risk. At the Bank, these awards are based on a combination of Bank performance results and individual performance results. The better the Bank and/or the employee perform, the higher the employee’s potential award is likely to be, up to a predetermined limit. Therefore, individual risk taking will not reward the employee if the Bank, as a whole, does not perform at a high level. This encourages cooperative, risk-averse activity. Further, as described in Section IV A 2 of the above Compensation Discussion and Analysis, the rationale for having the equally-weighted Bankwide goals of Return and Risk within the Bank’s incentive plan is to motivate management to take a balanced approach to managing risks and returns in the course of managing the Bank’s business, while at the same time ensuring that the Bank fulfills its mission.
In addition, the Bank is prohibited by law from offering equity-based compensation, and the Bank does not currently offer long-term incentives. However, many of the firms in the Bank’s peer group do offer these types of compensation. The Bank’s total compensation program takes into account the existence of these other types of compensation by offering defined benefit and defined contribution plans to help the Bank effectively compete for talent. The Bank’s defined benefit and defined contribution plans are designed to reward employees for continued strong performance over the course of their careers — that is, the longer an employee works at the Bank, the greater the benefit the employee is likely to accumulate. Senior and mid-level employees are generally long-tenured and the Bank believes that these employees would not want to endanger their pension benefits by inappropriately stretching rules to achieve a short-term financial gain.
Thus, the general risk-averse culture of the Bank, which is reflected in the Bank’s compensation policies, leads the Bank to believe that any risks arising from the Bank’s compensation policies with respect to its employees are not reasonably likely to have a material adverse effect on the Bank.
Compensation Committee Interlocks and Insider Participation
The following persons served on the Board’s Compensation and Human Resources Committee during all or some of the period from January 1, 2009 through the date of this annual report on Form 10-K: James W. Fulmer, José R. González, Katherine J. Liseno, Kevin J. Lynch, Richard Mroz, Thomas O’Brien and C. Cathleen Raffaeli. During this period, no interlocking relationships existed between any member of the FHLBNY’s Board of Directors or the Compensation and Human Resources Committee and any member of the board of directors or compensation committee of any other company, nor did any such interlocking relationship existed in the past. Further, no member of the Compensation and Human Resources Committee listed above is or was formerly an officer or an employee of the Bank.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
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

		Number	Percent
	February 28, 2010	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock

Hudson City Savings Bank *	West 80 Century Road, Paramus, NJ 07652	8,748	17.43%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,419	14.78
New York Community Bank *	615 Merrick Avenue, Westbury, NY 11590	3,777	7.53
Manufacturers and Traders Trust Company	One M&T Plaza, Buffalo, NY 14203	2,934	5.85

		22,878	45.59%

		Number	Percent
	December 31, 2009	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock

Hudson City Savings Bank *	West 80 Century Road, Paramus, NJ 07652	8,748	16.87%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,419	14.31
New York Community Bank *	615 Merrick Avenue, Westbury, NY 11590	3,777	7.28
Manufacturers And Traders Trust Company	One M&T Plaza, Buffalo, NY 14203	2,952	5.69

		22,896	44.15%

*	Officer of member bank also serves on the Board of Directors of the FHLBNY.

The following table sets forth information with respect to capital stock outstanding to members whose officers or directors served as Directors of the FHLBNY as of December 31, 2009, the most practicable date for the information provided (shares in thousands):

				Number	Percent
				of shares	of total
Name	Director	City	State	owned	capital stock

Hudson City Savings Bank	Ronald E. Hermance, Jr.	Paramus	New Jersey	8,748	16.87%
New York Community Bank	Joseph R. Ficalora	Westbury	New York	3,777	7.28
Banco Santander Puerto Rico	José R. González	San Juan	Puerto Rico	554	1.07
Provident Bank	George Strayton	Montebello	New York	278	0.54
Oritani Bank	Kevin J. Lynch	Township of Washington	New Jersey	255	0.49
State Bank of Long Island	Thomas M. O’Brien	Jericho	New York	39	0.08
Crest Savings Bank	Jay M. Ford	Wildwood	New Jersey	27	0.05
The Bank of Castile	James W. Fulmer	Batavia	New York	27	0.05
Metuchen Savings Bank	Katherine J. Liseno	Metuchen	New Jersey	19	0.04
Pioneer Savings Bank	John M. Scarchilli	Troy	New York	17	0.03

				13,741	26.50%

All capital stock held by each member of the FHLBNY is by law automatically pledged to the FHLBNY as additional collateral for all indebtedness of each such member to the FHLBNY.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Transactions with Related Persons
The FHLBNY is a cooperative and its customers own the entity’s capital stock. Capital stock ownership is a prerequisite to the transaction by members of any business with the FHLBNY. The majority of the members of the Board of Directors of the FHLBNY are Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members). The remaining members of the Board are Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members). The FHLBNY conducts its advances business almost exclusively with members. Therefore, in the normal course of business, the FHLBNY extends credit to members, whose officers or directors may serve as directors of the FHLBNY. All loans extended by the FHLBNY to such members are at market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the FHLBNY also extends credit to members who own more than 5% of the FHLBNY’s stock. Under the provisions of Section 7(j) of the FHLBank Act (12 U.S.C. § 1427(j)), the Bank’s Board is required to administer the business of the Bank with its members without discrimination in favor of or against any member. For more information about transactions with stockholders, see Note 20 — Related Party Transactions, in the notes to the audited financial statements included in this Form 10-K.)
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
The Code also provides that, subject to certain limited exceptions for, among other items, interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no Bank employee may have a financial interest in any Bank member. Extensions of credit from members to employees are acceptable that are entered into or established in the ordinary, normal course of business, so long as the terms are no more favorable than would be available in like circumstances to persons who are not employees of the Bank. Employees provide disclosures regarding financial interests and financial relationships on a periodic basis. These disclosures are provided to and reviewed by the Director of Human Resources, who is one of the Bank’s two Ethics Officers; the Ethics Officers have responsibility for enforcing the Code of Ethics with respect to employees on a day-to-day basis.

Director Independence
In General
During the period from January 1, 2009 through and including the date of this annual report on Form 10-K, the Bank had a total of 17 directors serving on its Board, 10 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 7 of whom were Independent Directors (i.e., directors who were, until the enactment of the Housing and Economic Recovery Act of 2008, appointed by the Bank’s former safety and soundness regulator, the Federal Housing Finance Board, and who are now subject to election by the Bank’s members and not officers or directors of Bank members). All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers. Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank. In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards. First, Federal Housing Finance Agency (“Finance Agency”) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors. Second, the Securities and Exchange Commission’s (“SEC”) regulations require that the Bank’s Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.
Finance Agency Regulations Regarding Independence
The Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Under Finance Agency regulations, disqualifying relationships can include, but are not limited to: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The Board of Directors has assessed the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on the Audit Committee. From January 1, 2009 through and including the date of this Annual Report on Form 10-K, all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.
NYSE Rules Regarding Independence
In addition, pursuant to SEC regulations, the Board has adopted the independence standards of the New York Stock Exchange (“NYSE”) to determine which of its directors are independent and which members of its Audit Committee are not independent.
After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2009 through and including the date of this annual report on Form 10-K (i.e., Anne Evans Estabrook, Michael M. Horn, Joseph J. Melone, Richard S. Mroz, C. Cathleen Raffaeli, Edwin C. Reed and DeForest B. Soaries, Jr.) were independent.

Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period (i.e., Joseph R. Ficalora, Jay M. Ford, James W. Fulmer, Ronald E. Hermance, Katherine J. Liseno, Kevin J. Lynch, José R. González, Thomas M. O’Brien, John M. Scarchilli and George Strayton) were independent under the NYSE independence standards.
In making this determination, the Board considered the cooperative relationship between the Bank and its members. Specifically, the Board considered the fact that each of the Bank’s Member Directors are officers of a Bank member institution, and that each member institution has access to, and is encouraged to use, the Bank’s products and services.
Furthermore, the Board acknowledges that under NYSE rules, there are certain objective tests that, if not passed, would preclude a finding of independence. One such test pertains to the amount of business conducted with the Bank by the Member Director’s institution. It is possible that a Member Director could satisfy this test on a particular day. However, because the amount of business conducted by a Member Director’s institution may change frequently, and because the Bank generally desires to increase the amount of business it conducts with each member, the directors deemed it inappropriate to draw distinctions among the Member Directors based solely upon the amount of business conducted with the Bank by any director’s institution at a specific time.
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
The Board has a standing Audit Committee. For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s Audit Committee during the period from January 1, 2009 through and including the date of this annual report on Form 10-K (Joseph R. Ficalora, Jay M. Ford, José R. González, Katherine J. Liseno, and John M. Scarchilli) were independent under the NYSE standards for audit committee members. The Board also determined that the Independent Directors who served at any time as members of the Bank’s Audit Committee during the period from January 1, 2009 through and including the date of this annual report on Form 10-K (Anne Evans Estabrook, Michael M. Horn and Joseph J. Melone) were independent under the NYSE independence standards for audit committee members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The following table sets forth the fees paid to the FHLBNY’s independent registered public accounting firm, PricewaterhouseCoopers, LLP (“PwC”), during years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009[1]	2008[1]	2007

Audit Fees	$1,139	$1,341	$1,163
Audit-related Fees	54	56	33
Tax Fees	57	—	—
All Other Fees	2	2	18

	$1,252	$1,399	$1,214

[1]	The 2009 and 2008 amounts in the table do not include the assessment from the Office of Finance (“OF”) for the Bank’s share of the audit fees of approximately $83 thousand and $36 thousand incurred in connection with the audit of the combined financial statements published by the OF.
Audit Fees
Audit fees relate to professional services rendered in connection with the audit of the FHLBNY’s annual financial statements, and review of interim financial statements included in quarterly reports on Form 10-Q.
Audit-Related Fees
Audit-related fees primarily relate to consultation services provided in connection with respect to certain accounting and reporting standards.
Tax Fees
Tax fees relate to consultation services provided primarily with respect to tax withholding matters.
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	1.	Financial Statements
The financial statements included as part of this Form 10-K are identified in the index to the Financial Statements appearing in Item 8 of this Form 10-K, which index is incorporated in this Item 15 by reference.
2.	Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes, under Item 8, “Financial Statements and Supplementary Data.”

3.	Exhibits

Exhibit		Filed with
No.	Description	this Form 10-K	Form	File No.	Date Filed

3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	000-51397	12/1/2005
3.02	Bylaws of the Bank		8-K	000-51397	9/23/2009
4.01	Amended and Restated Capital Plan of the Bank		10-K	000-51397	4/1/2009
10.01	Bank 2008 Incentive Compensation Plan* [a]		10-Q	000-51397	5/14/2008
10.02	Bank 2009 Incentive Compensation Plan* [a]		10-Q	000-51397	5/15/2009
10.03	2008 Director Compensation Policy [a]		10-Q	000-51397	5/14/2008
10.04	2009 Director Compensation Policy [a]		10-Q	000-51397	5/15/2009
10.05	2010 Director Compensation Policy [a]	X
10.06	Bank Severance Pay Plan [a]		10-K	000-51397	3/28/2008
10.07	Qualified Defined Benefit Plan [a]	X
10.08	Qualified Defined Contribution Plan [a]	X
10.09	Bank Benefit Equalization Plan [a]	X
10.10	Nonqualified Profit Sharing Plan [a]	X
10.11	Nonqualified Deferred Compensation Plan [a]	X
10.12	Compensatory Arrangements for Named Executive Officers [a]	X
10.13	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement		8-K	000-51397	6/27/2006
10.14	Lending Facility with United States Treasury		8-K	000-51397	9/9/2008
12.01	Computation of Ratio of Earnings to Fixed Charges	X
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the President and Chief Executive Officer	X
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Senior Vice President and Chief Financial Officer	X
32.01	Certification by the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification by the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
Notes:

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

[a]	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York
By:	/s/ Alfred A. DelliBovi
Alfred A. DelliBovi
President and Chief Executive Officer (Principal Executive Officer)
Date: March 25, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ Alfred A. DelliBovi Alfred A. DelliBovi	President and Chief Executive Officer	March 25, 2010
(Principal Executive Officer)

/s/ Patrick A. Morgan Patrick A. Morgan	Senior Vice President and Chief Financial Officer	March 25, 2010
(Principal Financial Officer)

/s/ Backer Ali Backer Ali	Vice President and Controller	March 25, 2010
(Principal Accounting Officer)

/s/ Michael M. Horn Michael M. Horn	Chairman of the Board of Directors	March 25, 2010

/s/ José R. González José R. González	Vice Chairman of the Board of Directors	March 25, 2010

/s/ Anne Evans Estabrook Anne Evans Estabrook	Director	March 25, 2010

/s/ Joseph R. Ficalora Joseph R. Ficalora	Director	March 25, 2010

Signature	Title	Date

/s/ Jay M. Ford Jay M. Ford	Director	March 25, 2010

/s/ James W. Fulmer James W. Fulmer	Director	March 25, 2010

/s/ Ronald E. Hermance, Jr. Ronald E. Hermance, Jr.	Director	March 25, 2010

/s/ Katherine J. Liseno Katherine J. Liseno	Director	March 25, 2010

/s/ Kevin J. Lynch Kevin J. Lynch	Director	March 25, 2010

/s/ Joseph J. Melone Joseph J. Melone	Director	March 25, 2010

/s/ Richard S. Mroz Richard S. Mroz	Director	March 25, 2010

/s/ Thomas M. O’Brien Thomas M. O’Brien	Director	March 25, 2010

/s/ C. Cathleen Raffaeli C. Cathleen Raffaeli	Director	March 25, 2010

/s/ Edwin C. Reed Edwin C. Reed	Director	March 25, 2010

/s/ John M. Scarchilli John M. Scarchilli	Director	March 25, 2010

/s/ DeForest B. Soaries, Jr. DeForest B. Soaries, Jr.	Director	March 25, 2010

/s/ George Strayton George Strayton	Director	March 25, 2010