Form 10-Q
period 2010-03-31
Federal Home Loan Bank of New York
filed 2010-05-12
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of April 30, 2010 was 47,916,499.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Federal Home Loan Bank of New York
Statements of Condition — Unaudited (in thousands, except par value of capital stock)
As of March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Cash and due from banks (Note 3)	$1,167,824	$2,189,252
Federal funds sold	3,130,000	3,450,000
Available-for-sale securities, net of unrealized gains (losses) of $11,521 at March 31, 2010 and ($3,409) at December 31, 2009 (Note 5)	2,654,814	2,253,153
Held-to-maturity securities (Note 4)
Long-term securities	9,776,282	10,519,282
Advances (Note 6)	88,858,753	94,348,751
Mortgage loans held-for-portfolio, net of allowance for credit losses of $5,179 at March 31, 2010 and $4,498 at December 31, 2009 (Note 7)	1,287,770	1,317,547
Accrued interest receivable	320,730	340,510
Premises, software, and equipment	14,046	14,792
Derivative assets (Note 16)	9,246	8,280
Other assets	19,761	19,339

Total assets	$107,239,226	$114,460,906

Liabilities and capital

Liabilities
Deposits (Note 8)
Interest-bearing demand	$7,942,668	$2,616,812
Non-interest bearing demand	6,254	6,499
Term	28,000	7,200

Total deposits	7,976,922	2,630,511

Consolidated obligations, net (Note 10)
Bonds (Includes $6,780,613 at March 31, 2010 and $6,035,741 at December 31, 2009 at fair value under the fair value option)	72,408,203	74,007,978
Discount notes	19,815,956	30,827,639

Total consolidated obligations	92,224,159	104,835,617

Mandatorily redeemable capital stock (Note 11)	105,192	126,294

Accrued interest payable	330,715	277,788
Affordable Housing Program (Note 12)	145,660	144,489
Payable to REFCORP (Note 12)	13,873	24,234
Derivative liabilities (Note 16)	850,911	746,176
Other liabilities	216,168	72,506

Total liabilities	101,863,600	108,857,615

Commitments and Contingencies (Notes 10, 12, 16 and 18)

Capital (Note 11)
Capital stock ($100 par value), putable, issued and outstanding shares:
48,276 at March 31, 2010 and 50,590 at December 31, 2009	4,827,626	5,058,956
Retained earnings	671,519	688,874
Accumulated other comprehensive income (loss) (Note 13)
Net unrealized gain (loss) on available-for-sale securities	11,521	(3,409)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	(106,612)	(110,570)
Net unrealized loss on hedging activities	(20,551)	(22,683)
Employee supplemental retirement plans (Note 15)	(7,877)	(7,877)

Total capital	5,375,626	5,603,291

Total liabilities and capital	$107,239,226	$114,460,906

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Income — Unaudited (in thousands, except per share data)
For the three months ended March 31, 2010 and 2009

	March 31,
	2010	2009
Interest income
Advances (Note 6)	$149,640	$502,222
Interest-bearing deposits (Note 3)	830	8,918
Federal funds sold	1,543	68
Available-for-sale securities (Note 5)	5,764	8,519
Held-to-maturity securities (Note 4)
Long-term securities	98,634	126,820
Certificates of deposit	—	508
Mortgage loans held-for-portfolio (Note 7)	16,741	19,104

Total interest income	273,152	666,159

Interest expense
Consolidated obligations-bonds (Note 10)	154,913	343,707
Consolidated obligations-discount notes (Note 10)	9,657	89,378
Deposits (Note 8)	892	777
Mandatorily redeemable capital stock (Note 11)	1,495	878
Cash collateral held and other borrowings (Note 19)	—	37

Total interest expense	166,957	434,777

Net interest income before provision for credit losses	106,195	231,382

Provision for credit losses on mortgage loans	709	443

Net interest income after provision for credit losses	105,486	230,939

Other income (loss)
Service fees	1,045	985
Instruments held at fair value — Unrealized (loss) gain (Note 17)	(8,419)	8,313

Total OTTI losses	(3,873)	(15,203)
Portion of loss recognized in other comprehensive income	473	9,938

Net impairment losses recognized in earnings	(3,400)	(5,265)

Net realized and unrealized (loss) on derivatives and hedging activities (Note 16)	(363)	(13,666)
Net realized gain from sale of available-for-sale securities (Note 5)	708	440
Other	(227)	46

Total other income (loss)	(10,656)	(9,147)

Other expenses
Operating	19,236	18,094
Finance Agency and Office of Finance	2,418	1,967

Total other expenses	21,654	20,061

Income before assessments	73,176	201,731

Affordable Housing Program (Note 12)	6,126	16,557
REFCORP (Note 12)	13,410	37,035

Total assessments	19,536	53,592

Net income	$53,640	$148,139

Basic earnings per share (Note 14)	$1.09	$2.72

Cash dividends paid per share	$1.41	$0.75

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Capital — Unaudited (in thousands, except per share data)
For the three months ended March 31, 2010 and 2009

				Accumulated
	Capital Stock[1]			Other		Total
	Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)

Balance, December 31, 2008	55,857	$5,585,700	$382,856	$(101,161)	$5,867,395

Proceeds from sale of capital stock	10,418	1,041,817	—	—	1,041,817
Redemption of capital stock	(12,145)	(1,214,491)	—	—	(1,214,491)
Shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—
Cash dividends ($0.75 per share) on capital stock	—	—	(42,100)	—	(42,100)
Net Income	—	—	148,139	—	148,139	$148,139
Net change in Accumulated other comprehensive income (Loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	(9,938)	(9,938)	(9,938)
Net unrealized gains on available-for-sale securities	—	—	—	30,426	30,426	30,426
Hedging activities	—	—	—	1,879	1,879	1,879

						$170,506

Balance, March 31, 2009	54,130	$5,413,026	$488,895	$(78,794)	$5,823,127

Balance, December 31, 2009	50,590	$5,058,956	$688,874	$(144,539)	$5,603,291

Proceeds from sale of capital stock	3,644	364,445	—	—	364,445
Redemption of capital stock	(5,944)	(594,365)	—	—	(594,365)
Shares reclassified to mandatorily redeemable capital stock	(14)	(1,410)	—	—	(1,410)
Cash dividends ($1.41 per share) on capital stock	—	—	(70,995)	—	(70,995)
Net Income	—	—	53,640	—	53,640	$53,640
Net change in Accumulated other comprehensive income (Loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	3,958	3,958	3,958
Net unrealized gains on available-for-sale securities	—	—	—	14,930	14,930	14,930
Hedging activities	—	—	—	2,132	2,132	2,132

						$74,660

Balance, March 31, 2010	48,276	$4,827,626	$671,519	$(123,519)	$5,375,626

[1]	Putable stock
The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the three months ended March 31, 2010 and 2009

	March 31,
	2010	2009
Operating activities

Net Income	$53,640	$148,139

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(19,849)	(16,488)
Concessions on consolidated obligations	2,497	1,858
Premises, software, and equipment	1,365	1,323
Provision for credit losses on mortgage loans	709	443
Net realized (gains) from sale of available-for-sale securities	(708)	(440)
Credit impairment losses on held-to-maturity securities	3,400	5,265
Change in net fair value adjustments on derivatives and hedging activities	145,124	10,927
Change in fair value adjustments on financial instruments held at fair value	8,419	(8,313)
Net change in:
Accrued interest receivable	19,781	81,356
Derivative assets due to accrued interest	(9,558)	122,496
Derivative liabilities due to accrued interest	(27,425)	(184,242)
Other assets	2,560	2,353
Affordable Housing Program liability	1,171	5,919
Accrued interest payable	54,380	(48,275)
REFCORP liability	(10,361)	37,035
Other liabilities	(32,257)	(2,619)

Total adjustments	139,248	8,598

Net cash provided by operating activities	192,888	156,737

Investing activities
Net change in:
Interest-bearing deposits	3,874	4,328,324
Federal funds sold	320,000	(500,000)
Deposits with other FHLBanks	22	(3)
Premises, software, and equipment	(619)	(1,348)
Held-to-maturity securities:
Long-term securities
Purchased	—	(395,221)
Repayments	916,331	624,495
In-substance maturities	—	1,479
Net change in certificates of deposit	—	903,000
Available-for-sale securities:
Purchased	(581,936)	(346)
Proceeds	164,325	120,446
Proceeds from sales	32,993	131,780
Advances:
Principal collected	66,264,709	159,760,816
Made	(60,622,185)	(155,769,454)
Mortgage loans held-for-portfolio:
Principal collected	49,065	54,415
Purchased and originated	(20,106)	(28,208)
Loans to other FHLBanks
Loans made	(27,000)	—
Principal collected	27,000	—

Net cash provided by investing activities	6,526,473	9,230,175

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the three months ended March 31, 2010 and 2009

	March 31,
	2010	2009
Financing activities
Net change in:
Deposits and other borrowings [1]	$5,238,715	$919,256
Consolidated obligation bonds:
Proceeds from issuance	14,103,711	5,795,744
Payments for maturing and early retirement	(15,757,412)	(18,272,802)
Consolidated obligation discount notes:
Proceeds from issuance	27,155,228	190,143,891
Payments for maturing	(38,157,604)	(187,741,830)
Capital stock:
Proceeds from issuance	364,445	1,041,817
Payments for redemption / repurchase	(594,365)	(1,214,491)
Redemption of Mandatorily redeemable capital stock	(22,512)	(3,160)
Cash dividends paid [2]	(70,995)	(42,100)

Net cash used by financing activities	(7,740,789)	(9,373,675)

Net (decrease) increase in cash and cash equivalents	(1,021,428)	13,237
Cash and cash equivalents at beginning of the period	2,189,252	18,899

Cash and cash equivalents at end of the period	$1,167,824	$32,136

Supplemental disclosures:
Interest paid	$136,535	$583,725
Affordable Housing Program payments [3]	$4,955	$10,638
REFCORP payments	$23,771	$—
Transfers of mortgage loans to real estate owned	$377	$108
Portion of non-credit OTTI losses on held-to-maturity securities	$473	$9,938

[1]	Cash flows from derivatives containing financing elements were considered as a financing activity — $109,565 and $41,605 cash out-flows for the three months ended 2010 and 2009.

[2]	Does not include payments to holders of Mandatorily redeemable capital stock.

[3]	AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
The accompanying notes are an integral part of these unaudited financial statements.

Background
The Federal Home Loan Bank of New York (“FHLBNY” or “the Bank”) is a federally chartered corporation, exempt from federal, state and local taxes except real estate taxes. It is one of twelve district Federal Home Loan Banks (“FHLBanks”). The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”). Each FHLBank is a cooperative owned by member institutions located within a defined geographic district. The members purchase capital stock in the FHLBank and receive dividends on their capital stock investment. The FHLBNY’s defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. The FHLBNY provides a readily available, low-cost source of funds for its member institutions. The FHLBNY does not have any wholly or partially owned subsidiaries, nor does it have an equity position in any partnerships, corporations, or off-balance-sheet special purpose entities.
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
Members of the cooperative must purchase FHLBNY stock according to regulatory requirements (For more information, see Note 11 — Capital, Capital ratios, and Mandatorily redeemable capital stock ). The business of the cooperative is to provide liquidity for the members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, the Bank operates such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district. All members are required to purchase capital stock in the FHLBNY as a condition of membership. A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired an FHLBNY member. Because the Bank operates as a cooperative, the FHLBNY conducts business with related parties in the normal course of business and considers all members and non-member stockholders as related parties in addition to the other FHLBanks. For more information, see Note 19 — Related party transactions.
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
Basis of Presentation
The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expense during the reported periods. Although management believes these judgments, estimates, and assumptions to be appropriate, actual results may differ. The information contained in these financial statements is unaudited. In the opinion of management, normal recurring adjustments necessary for a fair presentation of the interim period results have been made. Certain amounts in the comparable 2009 presentations have been conformed to the 2010 presentation and the impact of the changes was insignificant.
These unaudited financial statements should be read in conjunction with the FHLBNY’s audited financial statements for the year ended December 31, 2009, included in Form 10-K filed on March 25, 2010.
See Note 1 — Summary of Significant Accounting Policies in Notes to the Financial Statements of the Federal Home Loan Bank of New York filed on Form 10-K on March 25, 2010, which contains a summary of the Bank’s significant accounting policies.
Note 1. Significant Accounting Policies and Estimates.
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
Fair Value Measurements and Disclosures — The accounting standard on fair value measurements and disclosures discusses how entities should measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. In January 2010, the Financial Accounting Standards Board (“FASB”) provided further guidelines effective January 1, 2010, that required enhanced disclosures about fair value measurements that the FHLBNY adopted in the 2010 first quarter, and the Bank’s disclosures incorporate the enhanced standards. For more information, see Note 17 — Fair values of financial instruments.
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
In its Statements of Condition at March 31, 2010 and December 31, 2009, the FHLBNY measured and recorded fair values using the above guidance for derivatives, available-for-sale securities, and certain consolidated obligation bonds that were designated under the fair value option accounting (“FVO”). Held-to-maturity securities determined to be credit impaired or OTTI at March 31, 2010 and December 31, 2009 were also measured at fair value on a non-recurring basis.

Fair Values of Derivative positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities under hedge accounting rules to mitigate fair value risks. In addition, the Bank records the fair value of an insignificant amount of mortgage-delivery commitments as derivatives. For additional information, see Note 16 — Derivatives and hedging activities.
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
Fair Values of investments classified as available-for-sale securities — The FHLBNY measures and records fair values of available-securities in the Statements of Condition in accordance with the fair value measurement standards. Changes in the values of available-for-sale securities are recorded in Accumulated other comprehensive income (loss) (“AOCI”), a component of members’ capital, with an offset to the recorded value of the investments in the Statements of Condition. The Bank’s investments classified as available-for-sale (“AFS”) are comprised of mortgage-backed securities that are GSE issued, variable-rate collateralized mortgage obligations and are marketable at their recorded fair values. A small percentage of the AFS portfolio at March 31, 2010 and December 31, 2009 consisted of investments in equity and bond mutual funds held by grantor trusts owned by the FHLBNY. The unit prices, or the “Net asset values,” of the underlying mutual funds were available through publicly viewable web sites and the units were marketable at recorded fair values.
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
See Note 17 — Fair Values of financial instruments — for additional disclosures about fair values and Levels associated with assets and liabilities recorded on the Bank’s Statements of Condition at March 31, 2010 and December 31, 2009.
Fair Value of held-to-maturity securities on a Nonrecurring Basis — Certain held-to-maturity investment securities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments when there is evidence of other-than-temporary impairment. In accordance with the guidance on recognition and presentation of other- than-temporary impairment, certain held-to-maturity mortgage-backed securities were determined to be credit impaired at March 31, 2010 and December 31, 2009 and the securities were recorded at their fair values in the Statements of Condition at those dates. For more information, see Note 4 — Held-to-maturity securities, and Note 17 — Fair Values of financial instruments.

Financial Assets and Financial Liabilities recorded under the Fair Value Option — The accounting standards on the fair value option for financial assets and liabilities, created a fair value option (“FVO”) allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. In the third quarter of 2008 and thereafter, the FHLBNY had elected the FVO designation for certain consolidated obligation bonds. At March 31, 2010 and December 31, 2009, the Bank had designated certain consolidated obligation debt under the FVO and recorded their fair values in the Statements of Condition at those dates. The changes in fair values of the designated bonds are economically hedged by interest rate swaps. See Note 17 — Fair Values of financial instruments for more information.
Investments
Early adoption by the FHLBNY of the guidance on disclosures about the fair value of financial instruments at January 1, 2009 required the Bank to incorporate certain clarifications and definitions in its investment policies. The guidance amended the pre-existing accounting rules for investments in debt and equity securities, and the guidance was primarily intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment (“OTTI”) event and to more effectively communicate when an OTTI event has occurred. The guidance was incorporated in the Bank’s investment policies as summarized below.
Held-to-maturity securities — The FHLBNY classifies investments for which it has both the ability and intent to hold to maturity as held-to-maturity investments. Such investments are recorded at amortized cost basis, which includes adjustments made to the cost of an investment for accretion and amortization of discounts and premiums, collection of cash, and fair value hedge accounting adjustments. If a held-to-maturity security is determined to be OTTI, the amortized cost basis of the security is adjusted for credit losses. Amortized cost basis of a held-to-maturity OTTI security is further adjusted for impairment related to all other factors (also referred to as the non-credit component of OTTI) and recognized in AOCI; the adjusted amortized cost basis is the carrying value of the OTTI security as reported in the Statements of Condition. Carrying value for a held-to-maturity security that is not OTTI is its amortized cost basis.
Under the accounting guidance for investments in debt and equity securities, changes in circumstances may cause the FHLBNY to change its intent to hold certain securities to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the FHLBNY that could not have been reasonably anticipated may cause the FHLBNY to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity. The Bank did not transfer or sell any held-to-maturity securities due to changes in circumstances in any period in this report.

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
Until available-for-sale securities (“AFS”) are sold, changes in fair values are recorded in AOCI as Net unrealized gain or (loss) on available-for-sale securities. If available-for-sale securities had been hedged under a fair value hedge qualifying for hedge accounting, the FHLBNY would record the portion of the change in fair value related to the risk being hedged in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities together with the related change in the fair value of the derivative, and would record the remainder of the change in AOCI as a Net unrealized gain (loss) on available-for-sale securities. If available-for-sale securities had been hedged under a cash flow hedge qualifying for hedge accounting, the FHLBNY would record the effective portion of the change in value of the derivative related to the risk being hedged in AOCI as a Net unrealized gain (loss) on derivatives and hedging activities. The ineffective portion would be recorded in Other income (loss) and presented as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
The FHLBNY computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in Other income (loss). The FHLBNY treats securities purchased under agreements to resell as collateralized financings because the counterparty retains control of the securities.
Other-than-temporary impairment (“OTTI”) — Accounting and Governance Policies —Impairment analysis, Pricing of mortgage-backed securities, and Bond insurer methodology.
The FHLBNY regularly evaluates its investments for impairment and determines if unrealized losses are temporary based in part on the creditworthiness of the issuers, and in part on the underlying collateral within the structure of the security and the cash flows expected to be collected on the security. A security is considered impaired if its fair value is less than its amortized cost basis. If management has made a decision to sell such an impaired security, OTTI is considered to have occurred. If a decision to sell the impaired investment has not been made, but management concludes that “it is more likely than not” that it will be required to sell such a security before recovery of the amortized cost basis of the security, an OTTI is also considered to have occurred.
Even if management does not intend to sell such an impaired security, an OTTI has occurred if cash flow analysis determines that a credit loss exists. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is a credit loss. To determine if a credit loss exists, management compares the present value of the cash flows expected to be collected to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the security’s amortized cost, an OTTI exists, irrespective of whether management will be required to sell such a security. The Bank’s methodology to calculate the present value of expected cash flows is to discount the expected cash flows (principal and interest) of a fixed-rate security, that is being evaluated for OTTI, by using the effective interest rate of the security as of the date it was acquired. For a variable- rate security that is evaluated for OTTI, the expected cash flows are computed using a forward-rate curve and discounted using the forward rates.

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
OTTI FHLBank System Governance Committee — On April 28, 2009, and May 7, 2009, the Finance Agency, the FHLBanks’ regulator, provided the FHLBanks with guidance on the process for determining OTTI with respect to the FHLBanks’ holdings of private-label MBS and for adoption of the guidance for recognition and presentation of OTTI. The goal of the guidance is to promote consistency among all FHLBanks in the process for determining and presenting OTTI for private-label MBS.
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

FHLBank System Pricing Committee — In an effort to achieve consistency among the FHLBanks’ pricing of investments of mortgage-backed securities, in the third quarter of 2009 the FHLBanks also formed the MBS Pricing Governance Committee, which was responsible for developing a fair value methodology for mortgage-backed securities that all FHLBanks could adopt. Consistent with the guidance from the Pricing Committee, the FHLBNY conformed its pre-existing methodology for estimating the fair value of mortgage-backed securities starting with the interim period ended September 30, 2009. Under the approved methodology, the FHLBNY requests prices for all mortgage-backed securities from four specific third-party vendors. Prior to the change, the FHLBNY used three of the four vendors specified by the Pricing Committee. Depending on the number of prices received from the four vendors for each security, the FHLBNY selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review by the FHLBNY. In certain limited instances (i.e., when prices are outside of variance thresholds or the third-party services do not provide a price), the FHLBNY obtains a price from securities dealers that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for CUSIPs held in common with other FHLBanks are reviewed for consistency. The incorporation of the Pricing Committee guidelines did not have a significant impact in the FHLBNY’s estimate of the fair values of its investment securities at implementation of the policy as of September 30, 2009.
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

For reasons outlined in previous paragraphs, the FHLBNY believes that bond insurance is an inherent aspect of credit support within the structure of the security itself and it is appropriate to include insurance in its evaluation of expected cash flows and determination of OTTI. The FHLBNY has also established that the terms of insurance enable the insurance to travel with the security if the security is sold in the future. As of March 31, 2010, the monolines that provide insurance for the Bank’s securities are going concerns and were honoring claims with their existing capital resources. Up until March 31, 2010, both Ambac Assurance Corp (“Ambac”), and MBIA Insurance Corp (“MBIA”), the two primary bond insurers for the FHLBNY, have been paying claims in order to meet any current cash flow deficiency within the structure of the insured securities. On March 24, 2010, Ambac, with the consent of the Commissioner of Insurance for the State of Wisconsin (the “Commissioner”), entered into a temporary injunction to suspend payments to bond holders and to create a segregated account for bond holders, which had no effect on payments due from Ambac through March 31, 2010. MBIA is continuing to meet claims.
Within the boundaries set in the methodology outlined above, which are re-assessed at each quarter, the Bank believes it is appropriate to assert that insurer credit support can be relied upon over a certain period of time. For Ambac that support period was set at March 31, 2010 (no-reliance after that date) based on the late-breaking news and the FHLBNY’s analysis of the temporary injunction by the Commissioner and Ambac. As with all assumptions, changes to these assumptions may result in materially different outcomes and the realization of additional other-than-temporary impairment charges in the future.
Impairment analysis of mortgage-backed securities
Securities with a fair value below amortized cost basis are considered impaired. Determining whether a decline in fair value is OTTI requires significant judgment. The FHLBNY evaluates its individual held-to-maturity investment in private-label issued mortgage- and asset-backed securities for OTTI on a quarterly basis. As part of this process, the FHLBNY assesses if it has the intent to sell the security or “it is more likely than not” that it will be required to sell the impaired investment before recovery of its amortized cost basis. To assess whether the entire amortized cost basis of the FHLBNY’s private-label MBS will be recovered in future periods, beginning with the quarter ended September 30, 2009, at December 31, 2009 and March 31, 2010, the Bank performed OTTI analysis by cash flow testing 100 percent of its 54 private-label MBS. In the first two quarters of 2009, the FHLBNY’ methodology was to analyze all its private-label MBS to isolate securities that were considered to be at risk of OTTI and to perform cash flow analysis on securities at risk of OTTI.
Cash flow analysis derived from the FHLBNY’s own assumptions — Assessment for OTTI employed by the FHLBNY’s own techniques and assumptions were determined primarily using historical performance data of the 54 private-label MBS. These assumptions and performance measures were benchmarked by comparing to (1) performance parameters from “market consensus”, and (2) to the assumptions and parameters provided by the OTTI Committee for the FHLBNY’s private-label MBS, which represented about 50 percent of the FHLBNY’s private-label MBS portfolio.
The internal process calculated the historical average of each bond’s prepayments, defaults, and loss severities, and considered other factors such as delinquencies and foreclosures. Management’s assumptions were primarily based on historical performance statistics extracted from reports from trustees, loan servicer reports and other sources. In arriving at historical performance assumptions, which is the FHLBNY’s expected case assumptions, the FHLBNY also considered various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the debt securities; the underlying type of collateral; the year of securitization or vintage, the duration and level of the unrealized loss, credit enhancements, if any; and other collateral-related characteristics such as FICO® credit scores, and delinquency rates. The relative importance of this information varies based on the facts and circumstances surrounding each security as well as the economic environment at the time of assessment.

If the security is insured by a bond insurer and the security relies on the insurer for support either currently or potentially in future periods, the FHLBNY performed another analysis to assess the financial strength of the monoline insurers. The results of the insurer financial analysis (“monoline burn-out period”) were then incorporated in the third-party cash flow model, as a key input. If the cash flow model projected cash flow shortfalls (credit impairment) on an insured security, the monoline’s burn-out period (an end date for credit support), was then input to the cash flow model. The end date, also referred to as the burn-out date, provided the necessary information as an input to the cash flow model for the continuation of cash flows up until the burn-out date. Any cash flow shortfalls that occurred beyond the “burn-out” date were considered to be not recoverable and the insured security was then deemed to be credit impaired.
Each bond’s performance parameters, primarily prepayments, defaults and loss severities, and bond insurance financial guarantee predictors , as calculated by the Bank’s internal approach were then input into the specialized bond cash flow model that allocated the projected collateral level losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancements for the senior securities were derived from the presence of subordinate securities, losses were generally allocated first to the subordinate securities until their principal balance was reduced to zero.
Role and scope of the OTTI Governance Committee
Starting with the third quarter of 2009, the OTTI Committee has adopted guidelines that each FHLBank should assess credit impairment by cash flow testing of 100 percent of private-label securities. Of the 54 private-label MBS owned by the FHLBNY, approximately 50 percent of MBS backed by sub-prime loans, home equity loans, and manufactured housing loans were deemed to be outside the scope of the OTTI Committee because sufficient loan level collateral data was not available to determine the assumptions under the OTTI Committee’s approach described below. The remaining securities were modeled in the OTTI Committee common platform. The FHLBNY developed key modeling assumptions and forecasted cash flows using the FHLBNY’s own assumptions for 100 percent of its private-label MBS.
Cash flow derived from the OTTI Committee common platform — Consistent with the guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to perform cash-flow analyses for the securities within the scope of the OTTI Committee as a means of benchmarking the FHLBNY’s own cash flow analysis. At March 31, 2010 and December 31, 2009, FHLBanks of San Francisco and Chicago cash flow tested approximately 50 percent of the FHLBNY’s private-label MBS. Although the FHLBNY has engaged the two FHLBanks to perform the cash flow analysis, the FHLBNY is ultimately responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and performing the required present value calculations using appropriate historical cost bases and yields.
The FHLBanks of San Francisco and Chicago performed cash flow analysis for the FHLBNY’s private-label securities in scope using two third-party models to establish the modeling assumptions and calculate the forecasted cash flows in the structure of the MBS. The first model considered borrower characteristics and the particular attributes of the loans underlying a security in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which were based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The housing price forecast assumed CBSA level current-to-trough home price declines ranging from 0 percent to 12 percent over the next 6 to 12 months beginning January 1, 2010. Thereafter, home prices are projected to remain flat in the first six months, and to increase 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year.

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
GSE issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac or a government agency by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities. Based on the Bank’s analysis, GSE and U.S. agency issued securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE and agency issued securities given the current levels of collateral and credit enhancements and guarantees that exist to protect the investments.
Mortgage Loans Held-for-portfolio
The FHLBNY participates in the Mortgage Partnership Finance program® (“MPF” ®) by purchasing and originating conventional mortgage loans from its participating members, hereafter referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans purchased were not a significant total of the outstanding mortgage loans held-for-portfolio at March 31, 2010 and December 31, 2009. The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities. The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers. Collectability of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80 percent at origination, which is paid for by the borrower. Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”) for which the maximum exposure is estimated to be $13.8 million and $13.9 million at March 31, 2010 and December 31, 2009. The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI. The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY or originates as an agent for the FHLBNY (only relates to MPF 100 product). For assuming this risk, PFIs receive monthly “credit enhancement fees” from the FHLBNY.
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
The allowances for credit losses on mortgage loans were $5.2 million and $4.5 million as of March 31, 2010 and December 31, 2009.
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
The FHLBNY had no foreign currency assets, liabilities or hedges at 2010 first quarter, or in 2009.
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
Changes in the fair value of a derivative not qualifying as a hedge are recorded in current period earnings with no fair value adjustment to the asset or liability being hedged. Both the net interest and the fair value adjustments on the derivative are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. Interest income and expense and changes in fair values of derivatives designated as economic hedges (also referred to as standalone hedges), or when executed as intermediated derivatives for members are also recorded in the manner described above.
The FHLBNY routinely issues debt and makes advances in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLBNY assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If the FHLBNY determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate, standalone instrument with the same terms would qualify as a derivative instrument, the embedded derivative would be separated from the host contract as prescribed for hybrid financial instruments under accounting standards for derivatives and hedge accounting, and carried at fair value. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, the changes in fair value would be reported in current earnings (such as an investment security classified as “trading”; or, if the FHLBNY cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and no portion of the contract would be designated as a hedging instrument). The FHLBNY had no financial instruments with embedded derivatives that required bifurcation at March 31, 2010, March 31, 2009 or at December 31, 2009.
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
Cash Collateral associated with Derivative Contracts
The Bank reports derivative assets and derivative liabilities in its Statements of Condition after giving effect to legally enforceable master netting agreements with derivative counterparties, which include interest receivable and payable on derivative contracts and the fair values of the derivative contracts. The Bank records cash collateral received and paid in the Statements of Condition as Derivative assets and liabilities in the following manner — Cash collateral pledged by the Bank is reported as a deduction to Derivative liabilities; cash collateral received from derivative counterparties is reported as a deduction to Derivative assets. No securities were either pledged or received as collateral for derivatives at March 31, 2010 and December 31, 2009.
Amortization of Premiums and Accretion of Discounts — Investment securities
The FHLBNY estimates prepayments for purposes of amortizing premiums and accreting discounts associated with certain investment securities in accordance with accounting guidance for investments in debt and equity securities, which requires premiums and discounts to be recognized in income at a constant effective yield over the life of the instrument. Because actual prepayments often deviate from the estimates, the FHLBNY periodically recalculates the effective yield to reflect actual prepayments to date.
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
Note 2. Recently issued accounting policies and interpretations
Accounting for the Consolidation of Variable Interest Entities — In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to improve financial reporting by enterprises involved with variable interest entities (“VIEs”) and to provide more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. The guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBNY), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The FHLBNY has evaluated its operations and investments and has concluded that it has no VIEs and this pronouncement will have no impact on its financial statements, results of operations and cash flows.

Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements — In January 2010, the FASB issued amended guidance for fair value measurements and disclosures. The amended guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the FHLBNY), except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the FHLBNY), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The FHLBNY adopted this guidance as of January 1, 2010. Adoption of the guidance resulted in increased financial statement footnote disclosures only. It did not impact the Statements of Condition, Operations, Cash Flows, or Changes in Capital or the determination of fair value.
Accounting for Transfers of Financial Assets — On June 12, 2009, the FASB issued guidance, which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance include: (i) the removal of the concept of qualifying special purpose entities: (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBNY), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The FHLBNY has evaluated the effect of the adoption of this guidance and has concluded that adoption had no impact on its financial statements, results of operations and cash flows.
Reclassifications
Certain amounts in the 2009 unaudited financial statements have been reclassified to conform to the 2010 presentation.

Note 3. Cash and due from banks
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in cash and due from banks.
Compensating balances
The Bank maintained average required clearing balances with the Federal Reserve Banks of approximately $1.0 million as of March 31, 2010 and December 31, 2009. The Bank uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through deposit reserves
The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks were $31.2 million and $29.3 million as of March 31, 2010 and December 31, 2009. The Bank includes member reserve balances in Other liabilities in the Statements of Condition.
Note 4. Held-to-maturity securities
Held-to-maturity securities consist of mortgage- and asset-backed securities (collectively mortgage-backed securities or “MBS”), state and local housing finance agency bonds, and short-term certificates of deposits issued by highly rated banks and financial institutions.
At March 31, 2010 and December 31, 2009, the FHLBNY had pledged MBS of $3.5 million and $2.0 million (amortized cost basis) to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.
Mortgage-backed securities — The FHLBNY’s investments in MBS are predominantly government sponsored enterprise issued securities. The carrying values of investments in mortgage-backed securities issued by Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”) (together, government sponsored enterprises or “GSEs”) and a U.S. government agency at March 31, 2010 were $8.0 billion, or 88.9% of the total MBS classified as held-to-maturity. The comparable carrying values of GSE issued MBS at December 31, 2009 were $8.7 billion, or 89.1% of the total MBS classified as held-to-maturity. The carrying values (amortized cost less non-credit component of OTTI) of privately issued mortgage- and asset-backed securities at March 31, 2010 and December 31, 2009 were $1.0 billion and $1.1 billion. Privately issued MBS primarily included asset-backed securities, mortgage pass-throughs and Real Estate Mortgage Investment Conduit bonds, and securities supported by manufactured housing loans.
State and local housing finance agency bonds — Investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) were classified as held-to-maturity and the amortized cost basis were $749.8 million and $751.8 million at March 31, 2010 and December 31, 2009.

Major Security Types
The amortized cost basis1, the gross unrecognized holding gains and losses, the fair values of held-to-maturity securities, and OTTI recognized in AOCI were as follows (in thousands):

	March 31, 2010
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Basis	in OCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$1,081,039	$—	$1,081,039	$44,361	$—	$1,125,400
Freddie Mac	307,168	—	307,168	14,795	—	321,963

Total pools of mortgages	1,388,207	—	1,388,207	59,156	—	1,447,363

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,406,059	—	2,406,059	75,431	—	2,481,490
Freddie Mac	3,854,479	—	3,854,479	125,672	(56)	3,980,095
Ginnie Mae	150,882	—	150,882	422	(355)	150,949

Total CMOs/REMICs	6,411,420	—	6,411,420	201,525	(411)	6,612,534

Commercial Mortgage-Backed Securities
Freddie Mac	174,048	—	174,048	—	—	174,048
Ginnie Mae	49,342	—	49,342	674	—	50,016

Total commercial mortgage-backed securities	223,390	—	223,390	674	—	224,064

Non-GSE MBS
CMOs/REMICs	409,839	(2,287)	407,552	2,771	(5,397)	404,926
Commercial MBS	—	—	—	—	—	—

Total non-federal-agency MBS	409,839	(2,287)	407,552	2,771	(5,397)	404,926

Asset-Backed Securities
Manufactured housing (insured)	195,700	—	195,700	—	(35,830)	159,870
Home equity loans (insured)	296,280	(76,935)	219,345	18,484	(11,316)	226,513
Home equity loans (uninsured)	208,217	(27,390)	180,827	10,257	(29,822)	161,262

Total asset-backed securities	700,197	(104,325)	595,872	28,741	(76,968)	547,645

Total MBS	$9,133,053	$(106,612)	$9,026,441	$292,867	$(82,776)	$9,236,532

Other
State and local housing finance agency obligations	$749,841	$—	$749,841	$3,471	$(55,583)	$697,729
Certificates of deposit	—	—	—	—	—	—

Total other	$749,841	$—	$749,841	$3,471	$(55,583)	$697,729

Total Held-to-maturity securities	$9,882,894	$(106,612)	$9,776,282	$296,338	$(138,359)	$9,934,261

	December 31, 2009
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Basis	in OCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$1,137,514	$—	$1,137,514	$38,378	$—	$1,175,892
Freddie Mac	335,368	—	335,368	12,903	—	348,271

Total pools of mortgages	1,472,882	—	1,472,882	51,281	—	1,524,163

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,609,254	—	2,609,254	70,222	(2,192)	2,677,284
Freddie Mac	4,400,003	—	4,400,003	128,952	(3,752)	4,525,203
Ginnie Mae	171,531	—	171,531	245	(1,026)	170,750

Total CMOs/REMICs	7,180,788	—	7,180,788	199,419	(6,970)	7,373,237

Ginnie Mae-CMBS	49,526	—	49,526	62	—	49,588

Non-GSE MBS
CMOs/REMICs	447,367	(2,461)	444,906	2,437	(7,833)	439,510
Commercial MBS	—	—	—	—	—	—

Total non-federal-agency MBS	447,367	(2,461)	444,906	2,437	(7,833)	439,510

Asset-Backed Securities
Manufactured housing (insured)	202,278	—	202,278	—	(37,101)	165,177
Home equity loans (insured)	307,279	(79,445)	227,834	12,795	(25,136)	215,493
Home equity loans (uninsured)	217,981	(28,664)	189,317	3,436	(34,804)	157,949

Total asset-backed securities	727,538	(108,109)	619,429	16,231	(97,041)	538,619

Total MBS	$9,878,101	$(110,570)	$9,767,531	$269,430	$(111,844)	$9,925,117

Other
State and local housing finance agency obligations	$751,751	$—	$751,751	$3,430	$(11,046)	$744,135
Certificates of deposit	—	—	—	—	—	—

Total other	$751,751	$—	$751,751	$3,430	$(11,046)	$744,135

Total Held-to-maturity securities	$10,629,852	$(110,570)	$10,519,282	$272,860	$(122,890)	$10,669,252

[1]	Amortized cost basis, as defined under the guidance on recognition and presentation of OTTI, includes adjustments made to the cost of an investment for accretion, amortization, collection of cash, and fair value hedge accounting adjustments. If a held-to-maturity security is determined to be OTTI, the amortized cost basis of the security is adjusted for previous OTTI recognized in earnings. Amortized cost basis of a held-to-maturity OTTI security is further adjusted for impairment related to all other factors (also referred to as the non-credit component of OTTI) recognized in AOCI, and the adjusted amortized cost basis is the carrying value of the OTTI security reported in the Statements of Condition. Carrying value of a held-to-maturity security that is not OTTI is its amortized cost basis.

Unrealized Losses
The following tables summarize held-to-maturity securities with fair values below their amortized cost basis. The fair values and gross unrealized holding losses are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position as follows (in thousands):

	March 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$143,016	$(10,889)	$213,571	$(44,694)	$356,587	$(55,583)

Total Non-MBS	143,016	(10,889)	213,571	(44,694)	356,587	(55,583)

MBS Investment Securities
MBS — Other US Obligations
Ginnie Mae	110,737	(355)	—	—	110,737	(355)
MBS-GSE
Fannie Mae	—	—	—	—	—	—
Freddie Mac	126,350	(56)	—	—	126,350	(56)

Total MBS-GSE	126,350	(56)	—	—	126,350	(56)

MBS-Private-Label	97,372	(502)	768,161	(158,064)	865,533	(158,566)

Total MBS	334,459	(913)	768,161	(158,064)	1,102,620	(158,977)

Total	$477,475	$(11,802)	$981,732	$(202,758)	$1,459,207	$(214,560)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$212,112	$(8,611)	$43,955	$(2,435)	$256,067	$(11,046)

Total Non-MBS	212,112	(8,611)	43,955	(2,435)	256,067	(11,046)

MBS Investment Securities
MBS — Other US Obligations
Ginnie Mae	122,359	(1,020)	2,274	(6)	124,633	(1,026)
MBS-GSE
Fannie Mae	780,645	(2,192)	—	—	780,645	(2,192)
Freddie Mac	814,881	(3,752)	—	—	814,881	(3,752)

Total MBS-GSE	1,595,526	(5,944)	—	—	1,595,526	(5,944)

MBS-Private-Label	113,140	(1,523)	765,445	(196,134)	878,585	(197,657)

Total MBS	1,831,025	(8,487)	767,719	(196,140)	2,598,744	(204,627)

Total	$2,043,137	$(17,098)	$811,674	$(198,575)	$2,854,811	$(215,673)

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
Impairment analysis of held-to-maturity non-agency private-label mortgage- and asset-backed securities (“PLMBS”).
Management evaluates its investments for OTTI on a quarterly basis, under amended OTTI guidance issued by the Financial Accounting Standards Board (“FASB”) in the 2009 first quarter. This amended OTTI guidance, which the FHLBNY early adopted in the 2009 first quarter, results in only the credit portion of OTTI securities being recognized in earnings. The noncredit portion of OTTI, which represent fair value losses of OTTI securities, is recognized in AOCI. Prior to 2009, if impairment was determined to be other-than-temporary, the impairment loss recognized in earnings was equal to the entire difference between the security’s amortized cost basis and its fair value. Prior to 2009, the FHLBNY had no impaired securities. Beginning with the quarter ended September 30, 2009, and at March 31, 2010, the FHLBNY performed its OTTI analysis by cash flow testing 100% of it private-label MBS. At December 31, 2008, and at the two interim quarters ended June 30, 2009, the FHLBNY’s methodology was to analyze all its private-label MBS to isolate securities that were considered to be at risk of OTTI and to perform cash flow analysis on securities at risk of OTTI.
Base case (best estimate) assumptions and adverse case scenarios — In evaluating its private-label MBS for OTTI, the FHLBNY develops a base case assumption about future changes in home prices, prepayments, default and loss severities. The base case assumptions are the Bank’s best estimate of the performance parameters of its private-label MBS. The assumptions are then input to an industry standard bond cash flow model that generates expected cash flows based on various security classes in the securitization structure of each private-label MBS. See Note 1 for information with respect to critical estimates and assumptions about the Bank’s impairment methodologies.
In addition to evaluating its private-label MBS under a base case scenario, the FHLBNY also performs a cash flow analysis for each security determined to be OTTI under a more stressful performance scenario.
For more information, see tables below summarizing the base case assumptions and OTTI results under an adverse case scenario.
Third-party Bond Insurers (Monoline insurers) — Certain held-to-maturity private-label MBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The FHLBNY performs cash flow credit impairment tests on all of its private-label insured securities, and the analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due. If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.

The two primary monoline insurers, Ambac and MBIA, have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to assess the ability of the monoline insurers to meet future insurance obligations. Predicting when bond insurers may no longer have the ability to perform under their contractual agreements is a key impairment measurement parameter which the FHLBNY continually adjusts to factor the changing operating conditions at Ambac and MBIA. In a series of rating actions in 2009, MBIA and Ambac had been downgraded to below investment grade. Financial information, cash flows and results of operations from the two monolines have been closely monitored and analyzed by the management of FHLBNY. Based on on-going analysis of Ambac and MBIA at each interim periods in 2009 and at March 31, 2010, the FHLBNY management has shortened the period it believes the two monolines can continue to provide insurance support as a result of the changing operating conditions at Ambac and MBIA. The FHLBNY performs this analysis and makes a re-evaluation of the bond insurance support period quarterly.
As of March 31, 2010, the monolines that provide insurance for the Bank’s securities are going concerns and are honoring claims with their existing capital resources. Up until March 31, 2010, both Ambac Assurance Corp (“Ambac”). and MBIA Insurance Corp (“MBIA”), the two primary bond insurers for the FHLBNY, have been paying claims in order to meet any current cash flow deficiency within the structure of the insured securities. On March 24, 2010, Ambac, with the consent of the Commissioner of Insurance for the State of Wisconsin (the “Commissioner”), entered into a temporary injunction to suspend payments to bond holders and to create a segregated account for bond holders, which had no effect on payments due from Ambac through March 31, 2010. MBIA is continuing to meet claims. Changes to these and other key assumptions may result in materially different outcomes and the realization of additional other-than-temporary impairment charges in the future.
OTTI at March 31, 2010 — To assess whether the entire amortized cost basis of the Bank’s private-label MBS will be recovered, the Bank performed cash flow analysis for 100 percent of the FHLBNY’s private-label MBS outstanding at March 31, 2010. Cash flow assessments identified credit impairment on five HTM private-label mortgage-backed securities, and $3.4 million as other-than-temporary impairment (“OTTI”) was recorded as a charge to earnings. All five securities had been previously determined to be OTTI in 2009, and the additional impairment (or re-impairment) in the 2010 first quarter was due to further deterioration in the credit default rates of the five securities. The non-credit portion of OTTI recorded in AOCI was not significant.

The table below summarizes the key characteristics of the securities1 that were deemed OTTI in the first quarter of 2010 (dollars in thousands):

Quarter ended
		At March 31, 2010				March 31, 2010
		Insurer MBIA		Insurer Ambac		OTTI
Security			Fair		Fair	Credit	Non-credit
Classification	Count	UPB	Value	UPB	Value	Loss	Loss

RMBS-Prime*	—	$—	$—	$—	$—	$—	$—
HEL Subprime*	5	21,637	9,730	45,476	26,015	(3,400)	(473)

Total	5	$21,637	$9,730	$45,476	$26,015	$(3,400)	$(473)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.

[1]	The total carrying value of the five securities prior to OTTI was $38.2 million. The carrying values and fair values of OTTI securities in a loss position at March 31, 2010 prior to OTTI were $27.0 million and $23.1 million.
Of the five credit impaired securities, four securities are insured by bond insurer Ambac, and one by MBIA. The Bank’s analysis of the Ambac concluded that the bond insurer could not be relied upon to “make whole” future credit losses due to projected collateral shortfalls of the impaired securities beyond March 31, 2010. Analysis of MBIA concluded that insurance support could be relied upon for shortfalls up until June 30, 2011, beyond which date, MBIA’s financial resources would be such that insurance protection could not be relied upon.
OTTI at December 31, 2009 — In the interim periods ended March 31, 2009 and June 30, 2009, the FHLBNY had employed its screening procedures and identified private-label MBS with weak performance measures. Bonds selected through the screening process were cash flow tested for credit impairment. In the third quarter of 2009 and at December 31, 2009, the FHLBNY cash flow tested 100 percent of its private-label MBS to identify credit impairment.
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
The table below summarizes the key characteristics of the securities that were deemed OTTI in the fourth quarter of 2009 (dollars in thousands):

		At December 31, 2009								Quarter ended December 31, 2009
		Insurer MBIA		Insurer Ambac		Uninsured		OTTI		Gross Unrecognized Losses
Security			Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Classification	Count	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

RMBS-Prime*	—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
HEL Subprime*	8	—	—	89,092	53,027	20,118	12,874	(6,540)	(16,212)	—	(2,663)

Total	8	$—	$—	$89,092	$53,027	$20,118	$12,874	$(6,540)	$(16,212)	$—	$(2,663)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.
All eight securities determined to be OTTI were insured by Ambac. The Bank’s analysis at December 31, 2009 of Ambac concluded that the bond insurer could not be relied upon to make whole future credit losses due to projected collateral shortfalls of the impaired securities beyond June 30, 2011.

OTTI during year ended December 31, 2009 — The table below summarizes the key characteristics of the impact of securities determined to be OTTI during 2009, including securities determined to be OTTI in the fourth quarter of 2009 (dollars in thousands):

		At December 31, 2009								Year ended December 31, 2009
		Insurer MBIA		Insurer Ambac		Uninsured		OTTI		Gross Unrecognized Losses
Security			Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Classification	Count	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

RMBS-Prime*	1	$—	$—	$—	$—	$54,295	$51,715	$(438)	$(2,766)	$(1,187)	$—
HEL Subprime*	16	34,425	17,161	198,532	127,470	80,774	53,783	(20,378)	(117,330)	—	(13,674)

Total	17	$34,425	$17,161	$198,532	$127,470	$135,069	$105,498	$(20,816)	$(120,096)	$(1,187)	$(13,674)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.
March 31, 2009 — To assess credit-related OTTI, the FHLBNY had employed its screening procedures and identified private-label MBS with weak performance measures. Bonds selected through the screening process were cash flow tested for credit impairment. Based on the management’s determination of expected cash flow shortfall of two securities insured by MBIA concurrently with the determination that MBIA’s claim paying ability would not be sufficient in future periods, management concluded that two securities had become OTTI.
The table below summarizes the key characteristics of the securities that were deemed OTTI in the first quarter of 2009 (dollars in thousands):

		At March 31, 2009		Quarter ended March 31, 2009
		Insurer MBIA		OTTI
Security		Amortized	Fair	Credit	Non-credit
Classification	Count	Cost Basis	Value	Loss	Loss

HEL Subprime*	2	$37,011	$21,808	$(5,265)	$(9,938)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.
The two credit impaired securities were insured by MBIA. The Bank’s analysis of MBIA had then concluded that the bond insurer could not be relied upon to make whole future credit losses due to projected collateral shortfalls of the impaired securities beyond May 31, 2018.
The following table provides rollforward information of the credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities for which a significant portion of the OTTI (non-credit component) was recognized in AOCI (in thousands):

	Quarter ended March 31
	2010	2009
Beginning balance	$20,816	$—

Additions to the credit component for OTTI loss not previously recognized	—	—
Additional credit losses for which an OTTI charge was previously recognized	3,400	5,265
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	—	—

Ending balance	$24,216	$5,265

With respect to the Bank’s remaining investments, the Bank believes no OTTI exists. The Bank’s conclusion is based upon multiple factors: bond issuer MBIA’s continued satisfaction its obligations under the contractual terms of the securities; the estimated performance of the underlying collateral; the evaluation of the fundamentals of the issuers’ financial condition; and the estimated support from the monoline insurers under the contractual terms of insurance. Management has not made a decision to sell such securities at March 31, 2010. Management has also concluded that it is “more likely than not” that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. Based on factors outlined above, the FHLBNY believes that the remaining securities classified as held-to-maturity were not other-than-temporarily impaired as of March 31, 2010.
However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market and spreads return to levels that reflect underlying credit characteristics, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the presumption of the ability of bond insurer MBIA to support certain insured securities is further negatively impacted by the insurer’s future financial performance, additional OTTI may be recognized in future periods.
Key Base Assumptions — March 31, 2010
The table below summarizes the weighted average and range of Key Base Assumptions for securities determined to be OTTI in the 2010 first quarter:

Key Base Assumption — OTTI Securities
	CDR		CPR		Loss Severity %
Security Classification	Range	Average	Range	Average	Range	Average

RMBS-Prime*	—	—	—	—	—	—
HEL Subprime*	6.06-7.80	6.7	2.00-7.54	4.8	72.6-100.0	91.5

*	RMBS-Prime — Private-label MBS supported by prime residential loans;

*	HEL Subprime — MBS supported by home equity loans.
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

Adverse case scenario — March 31, 2010
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
The results of the adverse case scenario are presented below alongside the FHLBNY’s expected outcome for the credit impaired securities (the base case) (dollars in thousands):

March 31, 2010
	Actual Results — Base Case HPI Scenario				Pro-forma Results — Adverse HPI Scenario
				OTTI related				OTTI related
	# of		OTTI related	to non-credit	# of		OTTI related	to non-credit
	Securities	UPB	to credit loss	loss	Securities	UPB	to credit loss	loss
RMBS Prime	—	$—	$—	$—	—	$—	$—	$—
Alt-A	—	—	—	—	—	—	—	—
HEL Subprime	5	67,114	3,400	473	5	67,114	5,028	—

Total	5	$67,114	$3,400	$473	5	$67,114	$5,028	$—

	For the year ended December 31, 2009
	Actual Results — Base Case HPI Scenario				Pro-forma Results — Adverse HPI Scenario
				OTTI related				OTTI related
	# of		OTTI related	to non-credit	# of		OTTI related	to non-credit
	Securities	UPB	to credit loss	loss	Securities	UPB	to credit loss	loss
RMBS Prime	1	$54,295	$438	$2,461	3	$117,571	$699	$4,595
Alt-A	—	—	—	—	—	—	—	—
HEL Subprime	16	313,731	20,378	108,109	16	313,731	23,163	105,324

Total	17	$368,026	$20,816	$110,570	19	$431,302	$23,862	$109,919

Third-party Bond Insurer (Monoline insurer support)
The FHLBNY has identified certain MBS that have been determined to be credit impaired despite credit protection from Ambac and MBIA to meet scheduled payments in the future. Cash flows on certain insured securities are currently experiencing cash flow shortfalls. As of March 31, 2010, the monolines that provide insurance for the Bank’s securities are going concerns and were honoring claims with their existing capital resources. Up until March 31, 2010, both Ambac and MBIA, the two primary bond insurers for the FHLBNY, have been paying claims in order to meet any current cash flow deficiency within the structure of the insured securities. On March 24, 2010, Ambac, with the consent of the Commissioner of Insurance for the State of Wisconsin (the “Commissioner”), entered into a temporary injunction to suspend payments to bond holders and to create a segregated account for bond holders. MBIA is continuing to meet claims.
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
Based on the methodology, the Bank has classified FSA (name changed in 2009 to Assured Guaranty Municipal Corp.) as adequate, and MBIA and Ambac as “at risk”. The Bank analyzed the going-concern basis of Ambac and MBIA and their financial strength to perform with respect to their contractual obligations for the securities owned by the FHLBNY. As of March 31, 2010, the monolines were performing under the terms of their contractual agreements with respect to the FHLBNY’s insured bonds. See discussions above about Ambac. However, estimation of an insurer’s financial strength to remain viable over a long time horizon requires significant judgment and assumptions. Predicting when the insurers may no longer have the ability to perform under their contractual agreements, then comparing the timing and amounts of cash flow shortfalls of securities that are credit impaired to when insurer protection may not be available, and determining credit impairment requires significant judgment.
The monoline analysis methodology resulted in the following “Protection time horizon” dates for Ambac and MBIA at March 31, 2010 and December 31, 2009:

	Burnout Period
	Ambac	MBIA
March 31, 2010
Burnout period (months)	—	15
Coverage ignore date	3/31/2010	6/30/2011

December 31, 2009
Burnout period (months)	18	18
Coverage ignore date	6/30/2011	6/30/2011

March 31, 2009
Burnout period (months)	116	50
Coverage ignore date	11/30/2018	5/31/2018

Note 5. Available-for-sale securities
Major Security types — The unamortized cost, gross unrealized gains, losses, and the fair value of investments classified as available-for-sale were as follows (in thousands):

	March 31, 2010
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrealized	Unrealized	Fair
	Basis	in OCI	Value	Gains	Losses	Value

Cash equivalents	$1,329	$—	$1,329	$—	$—	$1,329
Equity funds	8,979	—	8,979	72	(1,215)	7,836
Fixed income funds	3,486	—	3,486	242	—	3,728
Mortgage-backed securities
CMO-Floating	2,629,499	—	2,629,499	14,985	(2,563)	2,641,921

Total	$2,643,293	$—	$2,643,293	$15,299	$(3,778)	$2,654,814

	December 31, 2009
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrealized	Unrealized	Fair
	Basis	in OCI	Value	Gains	Losses	Value

Cash equivalents	$1,230	$—	$1,230	$—	$—	$1,230
Equity funds	8,995	—	8,995	57	(1,561)	7,491
Fixed income funds	3,672	—	3,672	196	—	3,868
Mortgage-backed securities
CMO-Floating	2,242,665	—	2,242,665	6,937	(9,038)	2,240,564

Total	$2,256,562	$—	$2,256,562	$7,190	$(10,599)	$2,253,153

There were no AFS mortgage-backed securities supported by commercial loans at March 31, 2010 and December 31, 2009.

Unrealized Losses — MBS securities classified as available-for-sale securities (in thousands):

	March 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae	$269,287	$(354)	$362,038	$(1,242)	$631,325	$(1,596)
Freddie Mac	84,441	(121)	225,183	(846)	309,624	(967)

Total MBS-GSE	353,728	(475)	587,221	(2,088)	940,949	(2,563)

Total Temporarily Impaired	$353,728	$(475)	$587,221	$(2,088)	$940,949	$(2,563)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae	$—	$—	$1,006,860	$(6,394)	$1,006,860	$(6,394)
Freddie Mac	—	—	662,237	(2,644)	662,237	(2,644)

Total MBS-GSE	—	—	1,669,097	(9,038)	1,669,097	(9,038)

Total Temporarily Impaired	$—	$—	$1,669,097	$(9,038)	$1,669,097	$(9,038)

Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, previous OTTI recognized in earnings and/or fair value hedge accounting adjustments. There were no AFS securities determined to be OTTI at March 31, 2010 and December 31, 2009. No AFS securities were hedged at March 31, 2010 and December 31, 2009. Amortization of discounts recorded to income were $1.4 million and $1.1 million for the quarters ended March 31, 2010 and March 31, 2009.
Management of the FHLBNY has concluded that gross unrealized losses at March 31, 2010 and December 31, 2009, as summarized in the table above, were caused by interest rate changes, credit spreads widening and reduced liquidity in the applicable markets. The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis above represent temporary impairment.
Impairment analysis on Available-for-sale securities — The Bank’s portfolio of mortgage-backed securities classified as available-for-sale (“AFS”) is comprised entirely of securities issued by GSEs collateralized mortgage obligations which are “pass through” securities. The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities. Based on the Bank’s analysis, GSE securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. The U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE issued securities given the current levels of collateral, credit enhancements, and guarantees that exist to protect the investments. Management has not made a decision to sell such securities at March 31, 2010 or subsequently. Management also concluded that it is “more likely than not” that it will not be required to sell such securities before recovery of the amortized cost basis of the security. The FHLBNY believes that these securities were not other-than-temporarily impaired as of March 31, 2010 and December 31, 2009. The Bank established certain grantor trusts to fund current and future payments under certain supplemental pension plans and these are classified as available-for-sale. The grantor trusts invest in money market, equity and fixed-income and bond funds. Investments in equity and fixed-income funds are redeemable at short notice, and realized gains and losses from investments in the funds were not significant. No available-for-sale-securities had been pledged at March 31, 2010 and December 31, 2009.

Note 6. Advances
Redemption terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	March 31, 2010			December 31, 2009
		Weighted [2]			Weighted [2]
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$—	—%	—%	$2,022	1.20%	—%
Due in one year or less	23,308,924	2.25	27.39	24,128,022	2.07	26.59
Due after one year through two years	9,671,408	2.72	11.37	10,819,349	2.73	11.92
Due after two years through three years	8,848,401	3.01	10.40	10,069,555	2.91	11.10
Due after three years through four years	6,287,687	3.21	7.39	5,804,448	3.32	6.40
Due after four years through five years	2,985,545	2.86	3.51	3,364,706	3.19	3.71
Due after five years through six years	4,777,762	4.07	5.61	2,807,329	3.91	3.09
Thereafter	29,215,449	3.85	34.33	33,742,269	3.78	37.19

Total par value	85,095,176	3.13%	100.00%	90,737,700	3.06%	100.00%

Discount on AHP advances [1]	(244)			(260)
Hedging adjustments	3,763,821			3,611,311

Total	$88,858,753			$94,348,751

[1]	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Interest rates on AHP advances ranged from 1.25% to 4.00% at March 31, 2010 and December 31, 2009

[2]	The weighed average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
Impact of putable advances on advance maturities
The Bank offers putable advances to members. With a putable advance, the Bank effectively purchases a put option from the member that allows the Bank to terminate the fixed-rate advance, which is normally exercised when interest rates have increased from those prevailing at the time the advance was made. When the Bank exercises the put option, it will offer to extend additional credit to members at the then prevailing market rates and terms. Typically, the Bank will hedge putable advances with cancellable interest rate swaps with matching terms and will sell the exercise option that will allow swap counterparties to terminate the swaps at the same predetermined exercise dates as the advances. As of March 31, 2010 and December 31, 2009 the Bank had putable advances outstanding totaling $38.6 billion and $41.4 billion, representing 45.4% and 45.6% of par amounts of advances outstanding at those dates.

The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that is controlled by the FHLBNY, and put dates are summarized into similar maturity tenors as the previous table that summarizes advances by contractual maturities (dollars in thousands):

	March 31, 2010		December 31, 2009
		Percentage of		Percentage of
	Amount	Total	Amount	Total

Overdrawn demand deposit accounts	$—	—%	$2,022	—%
Due or putable in one year or less	54,692,686	64.27	56,978,134	62.79
Due or putable after one year through two years	11,552,958	13.58	14,082,199	15.52
Due or putable after two years through three years	8,047,401	9.46	8,991,805	9.91
Due or putable after three years through four years	5,739,037	6.74	5,374,048	5.92
Due or putable after four years through five years	2,433,295	2.86	2,826,206	3.12
Due or putable after five years through six years	380,762	0.45	158,329	0.18
Thereafter	2,249,037	2.64	2,324,957	2.56

Total par value	85,095,176	100.00%	90,737,700	100.00%

Discount on AHP advances	(244)		(260)
Hedging adjustments	3,763,821		3,611,311

Total	$88,858,753		$94,348,751

Note 7. Mortgage loans held-for-portfolio
Mortgage Partnership Finance program loans, or (MPF) constitute the majority of the mortgage loans held-for-portfolio. The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from or originated through its participating financial institutions (“PFIs”). The members retain servicing rights and may credit-enhance the portion of the loans participated to the FHLBNY. No intermediary trust is involved. Mortgage loans that are considered to have been originated by the FHLBNY were $29.1 million and $30.5 million at March 31, 2010 and December 31, 2009. Mortgage loans also included loans in the Community Mortgage Asset program (“CMA”), which has been inactive since 2001. In the CMA program, FHLBNY participated in residential, multi-family and community economic development mortgage loans originated by its members. Outstanding balances of CMA loans were $3.9 million at March 31, 2010 and December 31, 2009.

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2010		December 31, 2009
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Real Estate:
Fixed medium-term single-family mortgages	$370,316	28.72%	$388,072	29.43%
Fixed long-term single-family mortgages	915,447	70.98	926,856	70.27
Multi-family mortgages	3,881	0.30	3,908	0.30

Total par value	1,289,644	100.00%	1,318,836	100.00%

Unamortized premiums	8,853		9,095
Unamortized discounts	(5,209)		(5,425)
Basis adjustment [1]	(339)		(461)

Total mortgage loans held-for-portfolio	1,292,949		1,322,045
Allowance for credit losses	(5,179)		(4,498)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,287,770		$1,317,547

[1]	Represents fair value basis of open and closed delivery commitments.
The estimated fair values of the mortgage loans as of March 31, 2010 and December 31, 2009 are reported in Note 17 — Fair Values of financial instruments.
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers (See Note 1 — Significant Accounting Policies and Estimates). The first layer is typically 100 basis points but varies with the particular MPF program. The amount of the first layer, or First Loss Account or “FLA”, was estimated as $13.8 million and $13.9 at March 31, 2010 and December 31, 2009. The FLA is not recorded or reported as a reserve for loan losses as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the Participating Financial Institution (“PFI”) has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued were $0.4 million for the quarterly periods ended March 31, 2010 and 2009, and reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.
The following provides roll-forward analysis of the allowance for credit losses (in thousands):

	Three months ended March 31,
	2010	2009

Beginning balance	$4,498	$1,405

Charge-offs	(33)	—
Recoveries	5	—
Provision for credit losses on mortgage loans	709	443

Ending balance	$5,179	$1,848

As of March 31, 2010 and December 31, 2009, the FHLBNY had $20.7 million and $16.0 million of non-accrual loans. Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements. As of March 31, 2010 and December 31, 2009, the FHLBNY had no investment in impaired mortgage loans, other than the non-accrual loans.

The following table summarizes mortgage loans held-for-portfolio, all Veterans Administrations insured loans, past due 90 days or more and still accruing interest (in thousands):

	March 31, 2010	December 31, 2009

Secured by 1-4 family	$470	$570

Note 8. Deposits
The FHLBNY accepts demand, overnight and term deposits from its members, qualifying non-members and U.S. government instrumentalities. A member that services mortgage loans may deposit in the FHLBNY funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.
The following table summarizes term deposits (in thousands):

	March 31, 2010	December 31, 2009

Due in one year or less	$28,000	$7,200

Total term deposits	$28,000	$7,200

Note 9. Borrowings
Securities sold under agreements to repurchase
The FHLBNY did not have any securities sold under agreement to repurchase as of March 31, 2010 and December 31, 2009. Terms, amounts and outstanding balances of borrowings from other Federal Home Loan Banks are described under Note 19 — Related party transactions.
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

Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks. The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by the FHLBanks, were approximately $0.9 trillion as of March 31, 2010 and December 31, 2009.
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
The FHLBNY met the qualifying unpledged asset requirements at each reporting dates as follows:

	March 31, 2010	December 31, 2009

Percentage of unpledged qualifying assets to consolidated obligations	116%	109%

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

The following summarizes consolidated obligations issued by the FHLBNY and outstanding at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009

Consolidated obligation bonds-amortized cost	$71,779,834	$73,436,939
Fair value basis adjustments	619,530	572,537
Fair value basis on terminated hedges	3,226	2,761
Fair value option valuation adjustments and accrued interest	5,613	(4,259)

Total Consolidated obligation-bonds	$72,408,203	$74,007,978

Discount notes-amortized cost	$19,815,956	$30,827,639

Fair value basis adjustments	—	—

Total Consolidated obligation-discount notes	$19,815,956	$30,827,639

Redemption Terms of consolidated obligation bonds
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2010			December 31, 2009
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate [1]	of total	Amount	Rate [1]	of total

One year or less	$36,813,050	1.28%	51.34%	$40,896,550	1.34%	55.75%
Over one year through two years	16,390,200	1.42	22.86	15,912,200	1.69	21.69
Over two years through three years	8,771,575	2.12	12.23	7,518,575	2.28	10.25
Over three years through four years	4,409,550	3.36	6.15	3,961,250	3.49	5.40
Over four years through five years	2,441,000	4.00	3.40	2,130,300	4.27	2.90
Over five years through six years	608,350	4.91	0.85	644,350	5.15	0.88
Thereafter	2,269,700	5.07	3.17	2,294,700	5.06	3.13

Total par value	71,703,425	1.79%	100.00%	73,357,925	1.87%	100.00%

Bond premiums	108,123			112,866
Bond discounts	(31,714)			(33,852)
Fair value basis adjustments	619,530			572,537
Fair value basis adjustments on terminated hedges	3,226			2,761
Fair value option valuation adjustments and accrued interest	5,613			(4,259)

Total bonds	$72,408,203			$74,007,978

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps. The weighted average coupon of bonds outstanding at March 31, 2010 and December 31, 2009 represent contractual coupons payable to investors.
Amortization of bond premiums and discounts resulted in net reduction of interest expense of $7.2 million and $5.7 million, for the 2010 first quarter and the same period in 2009. Amortization of basis adjustments from terminated hedges were $1.6 million and $1.8 million, and were recorded as an expense for the 2010 first quarter and the same period in 2009
Debt extinguished
No debt was retired during the 2010 first quarter and the same period in 2009.

Transfers of consolidated bonds to other FHLBanks
The Bank may transfer certain bonds at negotiated market rates to other FHLBanks to meet the FHLBNY’s asset and liability management objectives. There were no transfers in the 2010 first quarter or the same period in 2009. For more information, also, see Note 19 — Related party transactions.
Impact of callable bonds on consolidated bond maturities
The Bank issues callable bonds to investors. With a callable bond, the Bank effectively purchases an option from the investor that allows the Bank to terminate the consolidated obligation bond at pre-determined option exercise dates, which is normally exercised when interest rates have decreased from those prevailing at the time the bonds were issued. Typically, the Bank will hedge callable bonds with cancellable interest rate swaps with matching terms and will sell the exercise option that will allow swap counterparties to terminate the swaps at the same predetermined exercise dates as the bonds. As of March 31, 2010 and December 31, 2009, the Bank had callable bonds totaling $12.8 billion and $11.7 billion, representing 17.9% and 15.9% of par amounts of consolidated bonds outstanding at those dates.
The following summarizes bonds outstanding by year of maturity or next call date (dollars in thousands):

	March 31, 2010		December 31, 2009
		Percentage of		Percentage of
	Amount	total	Amount	total
Year of Maturity or next call date
Due or callable in one year or less	$46,928,850	65.45%	$50,481,350	68.82%
Due or callable after one year through two years	11,914,200	16.62	11,352,200	15.48
Due or callable after two years through three years	5,041,575	7.03	4,073,575	5.55
Due or callable after three years through four years	3,709,550	5.17	3,606,250	4.91
Due or callable after four years through five years	1,596,500	2.23	1,325,800	1.81
Due or callable after five years through six years	523,050	0.73	529,050	0.72
Thereafter	1,989,700	2.77	1,989,700	2.71

Total par value	71,703,425	100.00%	73,357,925	100.00%

Bond premiums	108,123		112,866
Bond discounts	(31,714)		(33,852)
Fair value basis adjustments	619,530		572,537
Fair value basis adjustments on terminated hedges	3,226		2,761
Fair value option valuation adjustments and accrued interest	5,613		(4,259)

Total bonds	$72,408,203		$74,007,978

Discount notes
Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par when they mature.
The FHLBNY’s outstanding consolidated discount notes were as follows (dollars in thousands):

	March 31, 2010	December 31, 2009

Par value	$19,821,867	$30,838,104

Amortized cost	$19,815,956	$30,827,639
Fair value basis adjustments	—	—

Total	$19,815,956	$30,827,639

Weighted average interest rate	0.15%	0.15%

Note 11. Capital, Capital ratios, and Mandatorily redeemable capital stock
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
Capital Ratios
The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	March 31, 2010		December 31, 2009
	Required [4]	Actual	Required [4]	Actual

Regulatory capital requirements:
Risk-based capital[1]	$529,402	$5,604,337	$606,716	$5,874,125
Total capital-to-asset ratio	4.00%	5.23%	4.00%	5.14%
Total capital[2]	$4,289,569	$5,609,517	$4,578,436	$5,878,623
Leverage ratio	5.00%	7.84%	5.00%	7.70%
Leverage capital[3]	$5,361,961	$8,411,685	$5,723,045	$8,815,685

[1]	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

[2]	Required “ Total capital” is 4% of total assets. Actual “Total capital” is “Actual Risk-based capital” plus allowance for credit losses. Does not include reserves for the Lehman Brothers receivable which is a specific reserve.

[3]	Actual Leverage capital is “Risk-based capital” times 1.5 plus allowance for loan losses.

[4]	Required minimum.
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
In accordance with the accounting guidance, the FHLBNY reclassifies the stock subject to redemption from equity to a liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Under such circumstances, the member shares will then meet the definition of a mandatorily redeemable financial instrument and are reclassified to a liability at fair value. Dividends on member shares are accrued and also classified as a liability in the Statements of Condition and reported as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments, once settled, is reflected as financing cash outflows in the Statements of Cash Flows.
If a member cancels its notice of voluntary withdrawal, the FHLBNY will reclassify the mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
At March 31, 2010 and December 31, 2009, mandatorily redeemable capital stock of $105.2 million and $126.3 million were held by former members who had attained non-member status by virtue of being acquired by non-members. A small number of members had also become non-members by relocating their charters to outside the FHLBNY’s membership district.

Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	March 31, 2010	December 31, 2009

Redemption less than one year	$81,360	$102,453
Redemption from one year to less than three years	16,762	16,766
Redemption from three years to less than five years	2,114	2,118
Redemption after five years or greater	4,956	4,957

Total	$105,192	$126,294

Anticipated redemptions assume the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances. Commencing January 1, 2008, the Bank may also redeem, at its discretion, non-members’ membership stock.
Note 12. Affordable Housing Program and REFCORP
The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of regulatory defined income for the specific purpose of calculating AHP and REFCORP assessments. The FHLBNY charges the amount set aside for AHP to income and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies. If the result of the aggregate 10 percent calculation described above is less than $100 million for all twelve FHLBanks, then the FHLBank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of the twelve FHLBanks. There was no shortfall as of March 31, 2010 or 2009. The FHLBNY had outstanding principal in AHP-related advances of $2.1 million as of March 31, 2010 and December 31, 2009.
Income for the purposes of calculating assessments is GAAP Net income before assessments, and before interest expense related to mandatorily redeemable capital stock, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation by the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. Each FHLBank accrues this expense monthly based on its income before assessments. A FHLBank reduces its AHP liability as members use subsidies.
The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended March 31,
	2010	2009

Beginning balance	$144,489	$122,449
Additions from current period’s assessments	6,126	16,557
Net disbursements for grants and programs	(4,955)	(10,638)

Ending balance	$145,660	$128,368

Note 13. Total comprehensive income
Total comprehensive income is comprised of Net income and Accumulated other comprehensive income (loss) (“AOCI”), which includes unrealized gains and losses on available-for-sale securities, cash flow hedging activities, employee supplemental retirement plans, and the non-credit portion of OTTI on HTM securities. Changes in AOCI and total comprehensive income were as follows for the three months ended March 31, 2010 and 2009 (in thousands):

		Non-credit			Accumulated
	Available-	OTTI on HTM	Cash	Supplemental	Other		Total
	for-sale	securities,	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	net of accretion	hedges	Plans	Income (Loss)	Income	Income

Balance, December 31, 2008	$(64,420)	$—	$(30,191)	$(6,550)	$(101,161)

Net change	30,426	(9,938)	1,879	—	22,367	$148,139	$170,506

Balance, March 31, 2009	$(33,994)	$(9,938)	$(28,312)	$(6,550)	$(78,794)

Balance, December 31, 2009	$(3,409)	$(110,570)	$(22,683)	$(7,877)	$(144,539)

Net change	14,930	3,958	2,132	—	21,020	$53,640	$74,660

Balance, March 31, 2010	$11,521	$(106,612)	$(20,551)	$(7,877)	$(123,519)

Note 14. Earnings per share of capital
The following table sets forth the computation of earnings per share (dollars in thousands except per share amounts):

	Three months ended March 31,
	2010	2009

Net income	$53,640	$148,139

Net income available to stockholders	$53,640	$148,139

Weighted average shares of capital	50,372	55,976
Less: Mandatorily redeemable capital stock	(1,084)	(1,430)

Average number of shares of capital used to calculate earnings per share	49,288	54,546

Net earnings per share of capital	$1.09	$2.72

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
Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended March 31,
	2010	2009

Defined Benefit Plan	$1,312	$1,441
Benefit Equalization Plan (defined benefit)	570	515
Defined Contribution Plan and BEP Thrift	235	242
Postretirement Health Benefit Plan	281	251

Total retirement plan expenses	$2,398	$2,449

Benefit Equalization Plan (BEP)
The plan’s liability consisted of the accumulated compensation deferrals and accrued interest on the deferrals. There were no plan assets that have been designated for the BEP plan.
Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	Three months ended March 31,
	2010	2009
Service cost	$163	$153
Interest cost	279	263
Amortization of unrecognized prior service cost	(17)	(36)
Amortization of unrecognized net loss	145	135

Net periodic benefit cost	$570	$515

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the FHLBNY’s BEP plan were as follows (dollars in thousands):

	March 31, 2010	December 31, 2009

Discount rate *	5.87%	5.87%
Salary increases	5.50%	5.50%
Amortization period (years)	8	8
Benefits paid during the year	$(739)**	$(537)

*	The discount rate was based on the Citigroup Pension Liability Index at December 31, 2009 and adjusted for duration.

**	Forecast for the year.
Postretirement Health Benefit Plan
The FHLBNY has a postretirement health benefit plan for retirees called the Retiree Medical Benefit Plan. Employees over the age of 55 are eligible provided they have completed ten years of service after age 45.
Components of the net periodic benefit cost for the postretirement health benefit plan were (in thousands):

	Three months ended March 31,
	2010	2009

Service cost (benefits attributed to service during the period)	$157	$139
Interest cost on accumulated postretirement health benefit obligation	229	217
Amortization of loss	78	78
Amortization of prior service cost/(credit)	(183)	(183)

Net periodic postretirement health benefit cost	$281	$251

Key assumptions and other information to determine obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	March 31, 2010	December 31, 2009
Weighted average discount rate at the end of the year	5.87%	5.87%

Health care cost trend rates:
Assumed for next year	10.00%	10.00%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2016	2016
Post 65 Ultimate rate	6.00%	6.00%
Post 65 Year that ultimate rate is reached	2016	2016
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line
The discount rate was based on the Citigroup Pension Liability Index at December 31, 2009 and adjusted for duration.
Note 16. Derivatives and hedging activities
General — The FHLBNY may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements to manage its exposure to changes in interest rates. The FHLBNY may also use callable swaps to potentially adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The FHLBNY uses derivatives in three ways: by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction that qualifies for hedge accounting treatment; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e., an “economic hedge”). For example, the FHLBNY uses derivatives in its overall interest-rate risk management to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to adjust the interest-rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the FHLBNY also uses derivatives: to manage embedded options in assets and liabilities; to hedge the market value of existing assets and liabilities and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs where possible.
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
The FHLBNY had issued variable-rate consolidated obligations bonds indexed to 1 month-LIBOR, the U.S. Prime rate, or Federal funds rate and simultaneously execute interest-rate swaps (“basis swaps”) to hedge the basis risk of the variable rate debt to 3-month LIBOR, the FHLBNY’s preferred funding base. The interest rate basis swaps were accounted as economic hedges of the floating-rate bonds because the FHLBNY deemed that the operational cost of designating the hedges under accounting standards for derivatives and hedge accounting would outweigh the accounting benefits.
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
Advances — With a putable advance borrowed by a member, the FHLBNY may purchase from the member a put option that enables the FHLBNY to effectively convert an advance from fixed-rate to floating-rate by exercising the put option and terminating the advance at par on the pre-determined put exercise dates. Typically, the FHLBNY will exercise the option in a rising interest rate environment. The FHLBNY may hedge a putable advance by entering into a cancelable interest rate swap in which the FHLBNY pays to the swap counterparty fixed-rate cash flows and receives variable-rate cash flows. This type of hedge is treated as a fair value hedge under the accounting standards for derivatives and hedging. The swap counterparty can cancel the swap on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit to the member on new terms.

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
If a hedged firm commitment no longer qualified as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings. There were no material amounts of gains and losses recognized due to disqualification of firm commitment hedges for the period ended March 31, 2010, or in 2009.
Forward Settlements — There were no forward settled securities at March 31, 2010 and December 31, 2009 that would settle outside the shortest period of time for the settlement of such securities.
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
Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate swaps in which the FHLBNY was an intermediary was $330.0 million and $320.0 million as of March 31, 2010 and December 31, 2009; fair values of the swaps sold to members net of the fair values of swaps purchased from derivative counterparties were not material at March 31, 2010 and December 31, 2009. Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.
Economic hedges — In the three month ended March 31, 2010 and in 2009 , economic hedges comprised primarily of: (1) short- and medium-term interest rate swaps that hedged the basis risk (Prime rate, Fed fund rate, and the 1-month LIBOR index) of variable-rate bonds issued by the FHLBNY. These swaps were considered freestanding and changes in the fair values of the swaps were recorded through income. The FHLBNY believes the operational cost of designating the basis hedges in a qualifying hedge would outweigh the benefits of applying hedge accounting. (2) Interest rate caps acquired in the second quarter of 2008 to hedge balance sheet risk, primarily certain capped floating-rate investment securities, were considered freestanding derivatives with fair value changes recorded through Other income (loss) as a Net realized and unrealized gain or loss on derivatives and hedging activities. (3) Interest rate swaps hedging balance sheet risk. (4) Interest rate swaps that had previously qualified as hedges under the accounting standards for derivatives and hedging, but had been subsequently de-designated from hedge accounting as they were assessed as being not highly effective hedges. (5) Interest rate swaps executed to offset the fair value changes of bonds designated under the FVO.
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

The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives. When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure, less collateral held, represents the appropriate measure of credit risk. Substantially all derivative contracts are subject to master netting agreements or other right of offset arrangements. At March 31, 2010 and December 31, 2009, the Bank’s credit exposure, representing derivatives in a fair value net gain position was approximately $9.2 million and $8.3 million after the recognition of any cash collateral held by the FHLBNY. The credit exposure at March 31, 2010 and December 31, 2009 included $2.4 million and $0.8 million in net interest receivable.
Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of FHLBNY with respect to derivative contracts. Exposure to counterparties is measured by derivatives in a fair value loss position from the FHLBNY’s perspective, which from the counterparties’ perspective is a gain. At March 31, 2010 and December 31, 2009, derivatives in a net unrealized loss position, which represented the counterparties’ exposure to the potential non-performance risk of the FHLBNY, were $850.9 million and $746.2 million after deducting cash collateral pledged by the FHLBNY. At the request of the exposed counterparties, the FHLBNY had deposited $2.2 billion with derivative counterparties as cash collateral at March 31, 2010 and December 31, 2009. The FHLBNY is exposed to the risk of derivative counterparties defaulting on the terms of the derivative contracts and failing to return cash deposited with counterparties. If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties. To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged is exposed to credit risk. Derivative counterparties holding the FHLBNY’s cash as pledged collateral were rated Single A and better at March 31, 2010, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.
Impact of the bankruptcy of Lehman Brothers
On September 15, 2008, Lehman Brothers Holdings, Inc. (“LBHI”), the parent company of Lehman Brothers Special Financing Inc. (“LBSF”) and a guarantor of LBSF’s obligations filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. LBSF was a counterparty to FHLBNY on multiple derivative transactions under International Swap Dealers Association, Inc. master agreements with a total notional amount of $16.5 billion at the time of termination of the FHLBanks’ derivative transactions with LBSF. The net amount that is due to the Bank after giving effect to obligations that are due LBSF was approximately $65 million, and the Bank has fully reserved the LBSF receivables as the bankruptcy of LBHI and LBSF make the timing and the amount of the recovery uncertain. The loss was reported as a charge to Other income (loss) in the 2008 Statement of Income as a Provision for derivative counterparty credit losses. The FHLBNY filed on September 22, 2009 a proof of claim of $64.5 million as a creditor in connection with the bankruptcy proceedings. It is possible that, in the course of the bankruptcy proceedings, the FHLBNY will recover some amount in a future period. However, because the timing and the amount of such recovery remains uncertain, the FHLBNY has not recorded any estimated recovery in its financial statements. The amount, if any that the Bank actually recovers will ultimately be decided in the course of the bankruptcy proceedings.

The following tables represented outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Notional Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Fair value of derivatives instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$96,121,663	$845,852	$(4,039,004)
Interest rate swaps-cash flow hedges	150,000	324	—

Total derivatives in hedging relationships	$96,271,663	$846,176	$(4,039,004)

Derivatives not designated as hedging instruments
Interest rate swaps	$28,103,821	$79,088	$(1,597)
Interest rate caps or floors	2,170,000	46,276	(6,122)
Mortgage delivery commitments	3,249	10	(1)
Other*	330,000	1,920	(1,565)

Total derivatives not designated as hedging instruments	$30,607,070	$127,294	$(9,285)

Total derivatives before netting and collateral adjustments	$126,878,733	$973,470	$(4,048,289)

Netting adjustments		$(964,224)	$964,224
Cash collateral and related accrued interest		—	2,233,154

Total collateral and netting adjustments		$(964,224)	$3,197,378

Total reported on the Statements of Condition		$9,246	$(850,911)

*	Other: Comprised of swaps intermediated for members.

	December 31, 2009
	Notional Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Fair value of derivatives instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$98,776,447	$854,699	$(3,974,207)
Interest rate swaps-cash flow hedges	—	—	—

Total derivatives in hedging relationships	$98,776,447	$854,699	$(3,974,207)

Derivatives not designated as hedging instruments
Interest rate swaps	$33,144,963	$147,239	$(73,450)
Interest rate caps or floors	2,282,000	77,999	(7,525)
Mortgage delivery commitments	4,210	—	(39)
Other*	320,000	1,316	(956)

Total derivatives not designated as hedging instruments	$35,751,173	$226,554	$(81,970)

Total derivatives before netting and collateral adjustments	$134,527,620	$1,081,253	$(4,056,177)

Netting adjustments		$(1,072,973)	$1,072,973
Cash collateral and related accrued interest		—	2,237,028

Total collateral and netting adjustments		$(1,072,973)	$3,310,001

Total reported on the Statements of Condition		$8,280	$(746,176)

*	Other: Comprised of swaps intermediated for members.
The categories —“Fair value”, “Mortgage delivery commitment”, and “Cash Flow” hedges - represent derivative transactions in hedging relationships. If any such hedges do not qualify for hedge accounting under the accounting standards for derivatives and hedging, they are classified as “Economic” hedges. Changes in fair values of economic hedges are recorded through the income statement without the offset of corresponding changes in the fair value of the hedged item. Changes in fair values of qualifying derivative transactions designated in fair value hedges are recorded through the income statement with the offset of corresponding changes in the fair values of the hedged items. The effective portion of changes in the fair values of derivatives designated in a qualifying cash flow hedge is recorded in Accumulated other comprehensive income (loss).

Earnings Impact of derivatives and hedging activities
Net realized and unrealized gain (loss) on derivatives and hedging activities
The FHLBNY carries all derivative instruments on the Statements of Condition at fair value as Derivative Assets and Derivative Liabilities.
If derivatives meet the hedging criteria under hedge accounting rules, including effectiveness measures, changes in fair value of the associated hedged financial instrument attributable to the risk being hedged (benchmark interest-rate risk, which is LIBOR for the FHLBNY) may also be recorded so that some or all of the unrealized fair value gains or losses recognized on the derivatives are offset by corresponding unrealized gains or losses on the associated hedged financial assets and liabilities. The net differential between fair value changes of the derivatives and the hedged items represent hedge ineffectiveness. Hedge ineffectiveness results represents the amounts by which the changes in the fair value of the derivatives differ from the changes in the fair values of the hedged items or the variability in the cash flows of forecasted transactions. The net ineffectiveness from hedges that qualify under hedge accounting rules are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of Income.
If derivatives do not qualify for the hedging criteria under hedge accounting rules, but are executed as economic hedges of financial assets or liabilities under a FHLBNY approved hedge strategy, only the fair value changes of the derivatives are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of Income.
When the FHLBNY elects to measure certain debt under the accounting designation for Fair Value Option (“FVO”), the Bank will typically execute a derivative as an economic hedge of the debt. Fair value changes of the derivatives are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income. Fair value changes of the debt designated under the FVO is also recorded in Other income as an unrealized (loss) or gain from Instruments held at fair value.

The FHLBNY reported the following net gains (losses) from derivatives and hedging activities (in thousands):

	Three months ended March 31,
	2010	2009
	Gain (Loss)	Gain (Loss)

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$619	$(10,611)
Consolidated obligations-bonds	4,004	12,882

Net gain related to fair value hedge ineffectiveness	4,623	2,271

Derivatives not designated as hedging instruments
Economic hedges
Interest rate swaps
Advances	(840)	4,340
Consolidated obligations-bonds	(13,309)	31,482
Consolidated obligations-discount notes	(2,332)	(603)
Member intermediation	(3)	(153)
Balance sheet-macro hedges swaps	173	2,233
Accrued interest-swaps	29,469	(46,222)
Accrued interest-intermediation	23	25

Caps and floors
Advances	(289)	(429)
Balance sheet	(30,427)	1,650
Accrued interest-options	(1,989)	(692)

Mortgage delivery commitments	149	59

Swaps matching instruments designated under FVO
Consolidated obligations-bonds	6,638	(7,684)
Accrued interest on FVO swaps	7,751	57

Net (loss) related to derivatives not designated as hedging instruments	(4,986)	(15,937)

Net realized and unrealized (loss) on derivatives and hedging activities	$(363)	$(13,666)

The components of hedging gains and losses for the three months ended March 31, 2010 are summarized below (in thousands):

	March 31, 2010
				Effect of
				Derivatives on
	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest
	Derivative	Hedged Item	Impact	Income [1]

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(152,087)	$152,706	$619	$(530,377)
Consolidated obligations-bonds	52,236	(48,232)	4,004	172,777
Consolidated obligations-notes	—	—	—	—

Fair value hedges — Net impact	(99,851)	104,474	4,623	(357,600)

Derivatives not designated as hedging instruments

Interest rate swaps

Advances	(840)	—	(840)	—
Consolidated obligations-bonds	(13,309)	—	(13,309)	—
Consolidated obligations-notes	(2,332)	—	(2,332)	—
Member intermediation	(3)	—	(3)	—
Balance sheet-macro hedges swaps	173	—	173	—
Accrued interest-swaps	29,469	—	29,469	—
Accrued interest-intermediation	23	—	23	—

Caps and floors

Advances	(289)	—	(289)	—
Balance sheet	(30,427)	—	(30,427)	—
Accrued interest-options	(1,989)	—	(1,989)	—

Mortgage delivery commitments	149	—	149	—

Swaps matching instruments designated under FVO
Consolidated obligations-bonds	6,638	—	6,638	—
Accrued interest on FVO swaps	7,751	—	7,751	—

Total	$(104,837)	$104,474	$(363)	$(357,600)

[1]	Represents interest expense and income generated from hedge qualifying interest-rate swaps that were recorded with interest income and expense of the hedged bonds, discount notes, and advances.

The components of hedging gains and losses for the three months ended March 31, 2009 are summarized below (in thousands):

	March 31, 2009
				Effect of
				Derivatives on
	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest
	Derivative	Hedged Item	Impact	Income [1]

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$683,558	$(694,169)	$(10,611)	$(332,035)
Consolidated obligations-bonds	(164,195)	177,077	12,882	104,079
Consolidated obligations-notes	—	—	—	443

Fair value hedges — Net impact	519,363	(517,092)	2,271	(227,513)

Derivatives not designated as hedging instruments

Interest rate swaps

Advances	4,340	—	4,340	—
Consolidated obligations-bonds	31,482	—	31,482	—
Consolidated obligations-notes	(603)	—	(603)	—
Member intermediation	(153)	—	(153)	—
Balance sheet-macro hedges swaps	2,233	—	2,233	—
Accrued interest-swaps	(46,222)	—	(46,222)	—
Accrued interest-intermediation	25	—	25	—

Caps and floors

Advances	(429)	—	(429)	—
Balance sheet	1,650	—	1,650	—
Accrued interest-options	(692)	—	(692)	—

Mortgage delivery commitments	59	—	59	—

Swaps matching instruments designated under FVO
Consolidated obligations-bonds	(7,684)	—	(7,684)	—
Accrued interest on FVO swaps	57	—	57	—

Total	$503,426	$(517,092)	$(13,666)	$(227,513)

[1]	Represents interest expense and income generated from hedge qualifying interest-rate swaps that were recorded with interest income and expense of the hedged bonds, discount notes, and advances.

Cash Flow hedges
There were no material amounts for the current or prior year first quarters that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. The maximum length of time over which the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions is between three and six months. The notional amount of derivatives designated as cash flow hedges at March 31, 2010 was $150.0 million. There were no derivatives designated as cash flow hedges at December 31, 2009.
The effective portion of the gain or loss on swaps designated and qualifying as a cash flow hedging instrument is reported as a component of AOCI and reclassified into earnings in the same period during which the hedged forecasted bond expenses affect earnings. The balances in AOCI from terminated cash flow hedges represented net realized losses of $20.6 million and $22.7 million at March 31, 2010 and December 31, 2009. At March 31, 2010, it is expected that over the next 12 months about $6.6 million ($6.9 million at December 31, 2009) of net losses recorded in AOCI will be recognized as a charge to earnings as a yield adjustment to interest expense of consolidated bonds.
The effect of cash flow hedge related derivative instruments for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	March 31, 2010
	OCI
	Gains/(Losses)
		Location:	Amount	Ineffectiveness
	Recognized	Reclassified to	Reclassified to	Recognized in
	in OCI [1,2]	Earnings [1]	Earnings [1]	Earnings

The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—
Consolidated obligations-bonds	392	Interest Expense	1,740	—

Total	$392		$1,740	$—

	March 31, 2009
	OCI
	Gains/(Losses)
		Location:	Amount	Ineffectiveness
	Recognized	Reclassified to	Reclassified to	Recognized in
	in OCI [1,2]	Earnings [1]	Earnings [1]	Earnings

The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—
Consolidated obligations-bonds	—	Interest Expense	1,879	—

Total	$—		$1,879	$—

[1]	Effective portion

[2]	Represents effective portion of basis adjustments to AOCI from cash flow hedging transactions.

Note 17. Fair Values of financial instruments
Items Measured at Fair Value on a Recurring Basis
The following table presents for each hierarchy level (see note below), the FHLBNY’s assets and liabilities that were measured at fair value on its Statements of Condition at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities
GSE issued MBS	$2,641,921	$—	$2,641,921	$—	$—
Equity and bond funds	12,893	—	12,893	—	—
Derivative assets(a)
Interest-rate derivatives	9,236	—	973,460	—	(964,224)
Mortgage delivery commitments	10	—	10	—	—

Total assets at fair value	$2,664,060	$—	$3,628,284	$—	$(964,224)

Liabilities
Consolidated obligations-bonds(b)	$(6,780,613)	$—	$(6,780,613)	$—	$—
Derivative liabilities(a)
Interest-rate derivatives	(850,910)	—	(4,048,288)	—	3,197,378
Mortgage delivery commitments	(1)	—	(1)	—	—

Total liabilities at fair value	$(7,631,524)	$—	$(10,828,902)	$—	$3,197,378

	December 31, 2009
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities
GSE issued MBS	$2,240,564	$—	$2,240,564	$—	$—
Equity and bond funds	12,589	—	12,589	—	—
Derivative assets(a)
Interest-rate derivatives	8,280	—	1,081,253	—	(1,072,973)
Mortgage delivery commitments	—	—	—	—	—

Total assets at fair value	$2,261,433	$—	$3,334,406	$—	$(1,072,973)

Liabilities
Consolidated obligations-bonds(b)	$(6,035,741)	$—	$(6,035,741)	$—	$—
Derivative liabilities(a)
Interest-rate derivatives	(746,137)	—	(4,056,138)	—	3,310,001
Mortgage delivery commitments	(39)	—	(39)	—	—

Total liabilities at fair value	$(6,781,917)	$—	$(10,091,918)	$—	$3,310,001

Level 1 — Quoted prices in active markets for identical assets.
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

(a)	Derivative assets and liabilities were interest-rate contracts, except for de minimis amount of mortgage delivery contracts. Based on an analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)	Based on its analysis of the nature of risks of the FHLBNY’s debt measured at fair value, the FHLBNY has determined that presenting the debt as a single class is appropriate.

Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities would be measured at fair value on a nonrecurring basis, and for the FHLBNY, such items may include mortgage loans in foreclosure, or mortgage loans and held-to-maturity securities written down to fair value. At March 31, 2010, the Bank measured and recorded the fair values on a nonrecurring basis of held-to-maturity investment securities deemed to be OTTI; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments in certain circumstances (for example, when there is evidence of other-than-temporary impairment — OTTI) in accordance with the guidance on recognition and presentation of other-than-temporary impairment. The nonrecurring measurement basis related to certain private-label held-to-maturity mortgage-backed securities that were determined to be OTTI. Certain held-to-maturity OTTI securities were recorded at their fair values of $23.1 million and $42.9 million at March 31, 2010 and December 31, 2009. For more information also see Note 4 – Held-to-maturity securities.
The following table summarizes the fair values of MBS for which a non-recurring change in fair value was recorded at March 31, 2010 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Home equity loans	$23,133	$—	$—	$23,133

Total	$23,133	$—	$—	$23,133

Note: Certain OTTI securities were written down to their fair values ($23.1 million) when it was determined that their carrying values prior to write-down ($27.1 million) were in excess of their fair values. For Held-to-maturity securities that were previously credit impaired but no additional credit impairment were deemed necessary at March 31, 2010, the securities were recorded at their carrying values and not re-adjusted to their fair values.
The following table summarizes the fair values of MBS for which a non-recurring change in fair value was recorded at December 31, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Home equity loans	$42,922	$—	$—	$42,922

Total	$42,922	$—	$—	$42,922

Note:	Cumulative credit losses of $20.8 million were recorded for the year ended December 31, 2009. The FHLBNY also wrote down certain OTTI MBS to their fair values ($42.9 million) when it was determined that the carrying values of the securities prior to write-down ($59.9 million) were in excess of their fair values at December 31, 2009.
The following table summarizes the fair values of MBS for which a non-recurring change in fair value was recorded at March 31, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Home equity loans	$21,808	$—	$—	$21,808

Total	$21,808	$—	$—	$21,808

Estimated fair values — Summary Tables
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets
Cash and due from banks	$1,167,824	$1,167,824	$2,189,252	$2,189,252
Interest-bearing deposits	—	—	—	—

Federal funds sold	3,130,000	3,129,993	3,450,000	3,449,997
Available-for-sale securities	2,654,814	2,654,814	2,253,153	2,253,153
Held-to-maturity securities
Long-term securities	9,776,282	9,934,261	10,519,282	10,669,252
Certificates of deposit	—	—	—	—
Advances	88,858,753	89,013,787	94,348,751	94,624,708
Mortgage loans held-for-portfolio, net	1,287,770	1,343,457	1,317,547	1,366,538
Accrued interest receivable	320,730	320,730	340,510	340,510
Derivative assets	9,246	9,246	8,280	8,280
Other financial assets	6,445	6,445	3,412	3,412

Liabilities
Deposits	7,976,922	7,976,923	2,630,511	2,630,513
Consolidated obligations:
Bonds	72,408,203	72,656,044	74,007,978	74,279,737
Discount notes	19,815,956	19,817,145	30,827,639	30,831,201
Mandatorily redeemable capital stock	105,192	105,192	126,294	126,294
Accrued interest payable	330,715	330,715	277,788	277,788
Derivative liabilities	850,911	850,911	746,176	746,176
Other financial liabilities	34,920	34,920	38,832	38,832

The following table summarizes the activity related to consolidated obligation bonds for which the Bank elected the fair value option (in thousands):

	March 31, 2010	December 31, 2009	March 31, 2009
Balance, beginning of the period	$(6,035,741)	$(998,942)	$(998,942)
New transaction elected for fair value option	(4,420,000)	(10,100,000)	—
Maturities and terminations	3,685,000	5,043,000	958,000
Change in fair value	(8,419)	15,523	8,313
Change in accrued interest	(1,453)	4,678	7,252

Balance, end of the period	$(6,780,613)	$(6,035,741)	$(25,377)

The following table presents the change in fair value included in the Statements of Income for the consolidated obligation bonds designated in accordance with the accounting standards on the fair value option for financial assets and liabilities (in thousands):

	Three months ended March 31,
	2010			2009
	Interest expense on	Net gain(loss) due	Total change in fair value	Interest expense on	Net gain(loss) due	Total change in fair value
	consolidated	to changes in fair	included in current period	consolidated	to changes in fair	included in current period
	obligation bonds	value	earnings	obligation bonds	value	earnings

Consolidated obligations-bonds	$(8,522)	$(8,419)	$(16,941)	$(1,074)	$8,313	$7,239

The following table compares the aggregate fair value and aggregate remaining contractual fair value and aggregate remaining contractual principal balance outstanding of consolidated obligation bonds for which the fair value option has been elected (in thousands):

	Three months ended March 31,
	2010			2009
	Principal Balance	Fair value	Fair value over/(under)	Principal Balance	Fair value	Fair value over/(under)

Consolidated obligations-bonds	$6,775,000	$6,780,613	$5,613	$25,000	$25,377	$377

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
Investment securities
In an effort to achieve consistency among all of the FHLBanks on the pricing of investments in mortgage-backed securities, in the third quarter of 2009 the FHLBanks formed the MBS Pricing Governance Committee which was responsible for developing a fair value methodology for mortgage-backed securities that all FHLBanks could adopt. Consistent with the guidance from the Governance Committee, the FHLBNY changed the methodology used to estimate the fair value of mortgage-backed securities as of September 30, 2009. Under the approved methodology, the Bank requests prices for all mortgage-backed securities from four specified third-party vendors, and, depending on the number of prices received for each security, selected a median or average price as defined by the methodology. If four prices are received by the FHLBNY from the pricing vendors, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is subject to additional validation.
The FHLBNY routinely performs a comparison analysis of pricing to understand pricing trends and to establish a means of validating changes in pricing from period-to-period. The computed prices are tested for reasonableness using tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the median pricing methodology as described above would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis of all relevant facts and circumstances that a market participant would consider. The Bank also runs pricing through prepayment models to test the reasonability of pricing relative to changes in the implied prepayment options of the bonds. Separately, the Bank performs comprehensive credit analysis, including the analysis of underlying cash flows and collateral.
The FHLBNY believes such methodologies — valuation comparison, review of changes in valuation parameters, and credit analysis have been designed to identify the effects of the credit crisis, which has tended to reduce the availability of certain observable market pricing or has caused the widening of the bid/offer spread of certain securities.
Prior to the adoption of the new pricing methodology in the 2009 third quarter, the Bank used a similar process that utilized three third-party vendors and similar variance thresholds. This change in pricing methodology did not have a significant impact on the Bank’s estimated fair values of its mortgage-backed securities.

As of March 31, 2010, four vendor prices were received for substantially all of the FHLBNY’s MBS holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supported the FHLBNY’s conclusion that the final computed prices were reasonable estimates of fair value. While the FHLBNY adopted this common methodology, the fair values of mortgage-backed investment securities are still estimated by FHLBNY’s management which remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.
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
These pricing vendors typically employ valuation techniques that incorporate benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing, as may be deemed appropriate for the security. Such inputs into the pricing models employed by pricing services for most of the Bank’s investments are market based and observable and are considered Level 2 of the fair value hierarchy.
The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 of the fair value hierarchy because of the current lack of significant market activity so that the inputs may not be market based and observable. At March 31, 2010 and December 31, 2009, all private-label mortgage-backed securities were classified as held-to-maturity and were recorded in the balance sheet at their carrying values. Carrying value of a security is the same as its amortized cost, unless the security is determined to be OTTI. In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.
In accordance with the amended guidance under the accounting standards for investments in debt and equity securities, certain held-to-maturity private-label mortgage-backed securities were written down to their fair value at March 31, 2010 and December 31, 2009 as a result of a recognition of OTTI. The OTTI impaired securities are classified in the table of items measured at fair value on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy. This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities. Fair values of these securities were determined by management using third party specialized vendor pricing services that made appropriate adjustments to observed prices of comparable securities that were being transacted in an orderly market.
The fair value of housing finance agency bonds is estimated by management using information primarily from specialized dealers.
Advances
The fair values of advances are computed using standard option valuation models. The most significant inputs to the valuation model are (1) consolidated obligation debt curve (the “CO Curve”), published by the Office of Finance and available to the public, and (2) LIBOR swap curves and volatilities. The Bank considers both these inputs to be market based and observable as they can be directly corroborated by market participants.

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
Derivative assets and liabilities
The FHLBNY’s derivatives are traded in the over-the-counter market. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure and record the fair values of its interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate swaps and interest rate caps and floors are valued using industry-standard option adjusted valuation models that utilize market inputs, which can be corroborated, from widely accepted third-party sources. The Bank’s valuation model utilizes a modified Black-Karasinski model that assumes that rates are distributed log normally. The log-normal model precludes interest rates turning negative in the model computations. Significant market based and observable inputs into the valuation model include volatilities and interest rates. These derivative positions are classified within Level 2 of the valuation hierarchy, and include interest rate swaps, swaptions, interest rate caps and floors, and mortgage delivery commitments.
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
The valuation of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk and would also take into account the FHLBNY’s own credit standing and non-performance risk. The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges at least weekly. The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of derivative assets and derivative liabilities in the Statements of Condition at March 31, 2010 and December 31, 2009.

Deposits
The FHLBNY determines estimated fair values of deposits by calculating the present value of expected future cash flows from the deposits. The discount rates used in these calculations are the current cost of deposits with similar terms.
Consolidated obligations
The FHLBNY estimates fair values based on the cost of raising comparable term debt and prices its bonds and discount notes off of the current consolidated obligations market curve, which has a daily active market. The fair values of consolidated obligation debt (bonds and discount notes) are computed using a standard option valuation model using market based and observable inputs: (1) consolidated obligation debt curve (the “CO Curve”) that is available to the public and published by the Office of Finance, and (2) LIBOR curve and volatilities. Model adjustments that are not “market-observable” are not considered significant.
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
Note 18. Commitments and contingencies
The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under the provisions of accounting standard for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at March 31, 2010 and December 31, 2009. The par amount of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, was approximately $0.9 trillion at March 31, 2010 and December 31, 2009.
Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $804.1 million and $697.9 million as of March 31, 2010 and December 31, 2009, respectively and had original terms of up to 15 years, with a final expiration in 2019. Standby letters of credit are fully collateralized. Unearned fees on standby letters of credit were recorded in Other liabilities and were not significant as of March 31, 2010 and December 31, 2009. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit.

During the third quarter of 2008, each FHLBank, including the FHLBNY, entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF was designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF would be considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings would be agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consisted of FHLBank advances to members that had been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank was required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral updated on a weekly basis. As of December 31, 2009, the FHLBNY had provided the U.S. Treasury listings of advance collateral amounting to $10.3 billion, which provided for maximum borrowings of $9.0 billion at December 31, 2009. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2009, no FHLBank had drawn on this available source of liquidity. This temporary authorization expired on December 31, 2009.
Under the MPF program, the Bank was unconditionally obligated to purchase $3.2 million and $4.2 million of mortgage loans at March 31, 2010 and December 31, 2009. Commitments are generally for periods not to exceed 45 business days. Such commitments entered into after June 30, 2003 were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $542.6 million and $484.6 million as of March 31, 2010 and December 31, 2009.
The FHLBNY executes derivatives with major banks and broker-dealers and enters into bilateral collateral agreements. When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure. To mitigate the counterparties’ exposures, the FHLBNY deposited $2.2 billion in cash with derivative counterparties as pledged collateral at March 31, 2010 and December 31, 2009, and these amounts were reported as a deduction to Derivative liabilities.
The FHLBNY was also exposed to credit risk associated with outstanding derivative transactions measured by the replacement cost of derivatives in net fair value gain positions of $9.2 million and $8.3 million at March 31, 2010 and December 31, 2009. The Bank’s credit exposures at those dates were below the threshold agreements with derivative counterparties and no collateral was required to be pledged by counterparties to reduce the exposures.
The FHLBNY charged to operating expenses net rental costs of approximately $0.8 million for the periods ended March 31, 2010 and 2009. Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.

The following table summarizes contractual obligations and contingencies as of March 31, 2010 (in thousands):

	March 31, 2010
	Payments due or expiration terms by period
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par [1]	$36,813,050	$25,161,775	$6,850,550	$2,878,050	$71,703,425
Mandatorily redeemable capital stock [1]	81,360	16,762	2,114	4,956	105,192
Premises (lease obligations) [2]	3,060	6,202	5,191	5,843	20,296

Total contractual obligations	36,897,470	25,184,739	6,857,855	2,888,849	71,828,913

Other commitments
Standby letters of credit	772,638	10,589	17,016	3,861	804,104
Consolidated obligations-bonds/ discount notes traded not settled	2,517,000	—	—	—	2,517,000
Firm commitment-advances	160,228	—	—	—	160,228
MBS purchase	174,048	—	—	—	174,048
Open delivery commitments (MPF)	3,249	—	—	—	3,249

Total other commitments	3,627,163	10,589	17,016	3,861	3,658,629

Total obligations and commitments	$40,524,633	$25,195,328	$6,874,871	$2,892,710	$75,487,542

[1]	Callable bonds contain exercise date or a series of exercise dates that may result in a shorter redemption period. Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.

[2]	Immaterial amount of commitments for equipment leases are not included.
The FHLBNY does not anticipate any credit losses from its off-balance sheet commitments and accordingly no provision for losses is required.

Note 19. Related party transactions
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
Debt Transfers
During the first quarter of 2010 or in the same period in 2009, there was no transfer of consolidated obligation bonds to other FHLBanks. Generally, when debt is transferred in exchange for a cash price that represents the fair market values of the debt. Additionally, no debt was transferred to the FHLBNY from another FHLBank in the same periods. At trade date, the transferring bank notifies the Office of Finance of a change in primary obligor for the transferred debt.
Advances sold or transferred
No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in the first quarter of 2010 or in 2009.
MPF Program
In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members. Transactions are at market rates. The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans at March 31, 2010 and December 31, 2009 was $96.4 million and $101.2 million from inception of the program through mid-2004. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. Fees paid to the FHLBank of Chicago were $0.1 million in the first quarter of 2010 and 2009.
Mortgage-backed Securities
No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.
Intermediation
Notional amounts of $330.0 million and $320.0 million were outstanding at March 31, 2010 and December 31, 2009 in which the FHLBNY acted as an intermediary to sell derivatives to members. The amounts include offsetting identical transactions with unrelated derivatives counterparties. Net fair value exposures of these transactions at March 31, 2010 and December 31, 2009 were not material. The intermediated derivative transactions were fully collateralized.
Loans to and borrowings from other Federal Home Loan Banks
In the current year first quarter, the FHLBNY extended one overnight loan of $27.0 million to another FHLBank. There were no overnight loans made to other FHLBanks during the first quarter of 2009. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans were not significant in any period in this report.

In the current year first quarter or at December 31, 2009, the FHLBNY had not borrowed funds from another FHLBank. The FHLBNY borrows from other FHLBanks, generally for a period of one day. Such borrowings are uncollateralized.
The following tables summarize outstanding balances with related parties at March 31, 2010 and December 31, 2009, and transactions for each of the periods ended March 31, 2010 and 2009 (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital

	March 31, 2010		December 31, 2009
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$1,167,824	$—	$2,189,252
Federal funds sold	—	3,130,000	—	3,450,000
Available-for-sale securities	—	2,654,814	—	2,253,153
Held-to-maturity securities
Long-term securities	—	9,776,282	—	10,519,282
Advances	88,858,753	—	94,348,751	—
Mortgage loans [1]	—	1,287,770	—	1,317,547
Accrued interest receivable	280,241	40,489	299,684	40,826
Premises, software, and equipment	—	14,046	—	14,792
Derivative assets [2]	—	9,246	—	8,280
Other assets [3]	157	19,604	179	19,160

Total assets	$89,139,151	$18,100,075	$94,648,614	$19,812,292

Liabilities and capital
Deposits	$7,976,922	$—	$2,630,511	$—
Consolidated obligations	—	92,224,159	—	104,835,617
Mandatorily redeemable capital stock	105,192	—	126,294	—
Accrued interest payable	4	330,711	16	277,772
Affordable Housing Program [4]	145,660	—	144,489	—
Payable to REFCORP	—	13,873	—	24,234
Derivative liabilities [2]	—	850,911	—	746,176
Other liabilities [5]	31,200	184,968	29,330	43,176

Total liabilities	$8,258,978	$93,604,622	$2,930,640	$105,926,975

Capital	5,375,626	—	5,603,291	—

Total liabilities and capital	$13,634,604	$93,604,622	$8,533,931	$105,926,975

[1]	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

[2]	Derivative assets and liabilities include insignificant fair values due to intermediation activities on behalf of members.

[3]	Includes insignificant amounts of miscellaneous assets that are considered related party.

[4]	Represents funds not yet disbursed to eligible programs.

[5]	Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party: Income and Expense transactions

	Three months ended
	March 31, 2010		March 31, 2009
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$149,640	$—	$502,222	$—
Interest-bearing deposits [1]	—	830	—	8,918
Federal funds sold	—	1,543	—	68
Available-for-sale securities	—	5,764	—	8,519
Held-to-maturity securities
Long-term securities	—	98,634	—	126,820
Certificates of deposit	—	—	—	508
Mortgage loans [2]	—	16,741	—	19,104

Total interest income	$149,640	$123,512	$502,222	$163,937

Interest expense
Consolidated obligations	$—	$164,570	$—	$433,085
Deposits	892	—	777	—
Mandatorily redeemable capital stock	1,495	—	878	—
Cash collateral held and other borrowings	—	—	—	37

Total interest expense	$2,387	$164,570	$1,655	$433,122

Service fees	$1,045	$—	$985	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.
Note 20. Segment information and concentration
The FHLBNY manages its operations as a single business segment. Management and the FHLBNY’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance. Advances to large members constitute a significant percentage of FHLBNY’s advance portfolio and its source of revenues.
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

The top ten advance holders at March 31, 2010, December 31, 2009 and March 31, 2009, and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	March 31, 2010
				Percentage of
			Par	Total Par Value
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,275,000	20.3%	$174,759
Metropolitan Life Insurance Company	New York	NY	13,555,000	15.9	72,407
New York Community Bank*	Westbury	NY	7,343,172	8.6	75,913
Manufacturers and Traders Trust Company	Buffalo	NY	4,755,523	5.6	11,754
The Prudential Insurance Company of America	Newark	NJ	3,500,000	4.1	21,577
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,984,000	3.5	28,487
Valley National Bank	Wayne	NJ	2,271,500	2.7	24,716
Doral Bank	San Juan	PR	2,119,420	2.5	19,258
New York Life Insurance Company	New York	NY	2,000,000	2.4	3,075
MetLife Bank, N.A.	Bridgewater	NJ	1,894,500	2.2	11,693

Total			$57,698,115	67.8%	$443,639

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2009
				Percentage of
			Par	Total Par Value
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,275,000	19.0%	$710,900
Metropolitan Life Insurance Company	New York	NY	13,680,000	15.1	356,120
New York Community Bank*	Westbury	NY	7,343,174	8.1	310,991
Manufacturers and Traders Trust Company	Buffalo	NY	5,005,641	5.5	97,628
The Prudential Insurance Company of America	Newark	NJ	3,500,000	3.9	93,601
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,000,000	3.3	120,870
Emigrant Bank	New York	NY	2,475,000	2.7	64,131
Doral Bank	San Juan	PR	2,473,420	2.7	86,389
MetLife Bank, N.A.	Bridgewater	NJ	2,430,500	2.7	46,142
Valley National Bank	Wayne	NJ	2,322,500	2.6	103,707

Total			$59,505,235	65.6%	$1,990,479

*	At December 31, 2009, officer of member bank also served on the Board of Directors of the FHLBNY.

	March 31, 2009
				Percentage of
			Par	Total Par Value
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,575,000	17.7%	$176,070
Metropolitan Life Insurance Company	New York	NY	15,105,000	15.2	103,306
New York Community Bank*	Westbury	NY	8,143,214	8.2	77,380
Manufacturers and Traders Trust Company	Buffalo	NY	7,479,282	7.5	36,499
The Prudential Insurance Company of America	Newark	NJ	4,500,000	4.5	24,618
MetLife Bank, N.A.	Bridgewater	NJ	3,812,000	3.8	10,811
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,110,000	3.1	31,667
Emigrant Bank	New York	NY	2,475,000	2.5	15,925
Valley National Bank	Wayne	NJ	2,445,500	2.5	27,178
Doral Bank	San Juan	PR	2,334,500	2.3	22,298

Total			$66,979,496	67.3%	$525,752

*	At March 31, 2009, officer of member bank also served on the Board of Directors of the FHLBNY.

The following table summarizes capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of March 31, 2010 and December 31, 2009 (shares in thousands):

		Number	Percent
	March 31, 2010	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock

Hudson City Savings Bank *	West 80 Century Road, Paramus, NJ 07652	8,748	17.73%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,363	14.93
New York Community Bank *	615 Merrick Avenue, Westbury, NY 11590	3,777	7.66
Manufacturers and Traders Trust Company	One M&T Plaza, Buffalo, NY 14203	2,837	5.75

		22,725	46.07%

		Number	Percent
	December 31, 2009	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock

Hudson City Savings Bank*	West 80 Century Road, Paramus, NJ 07652	8,748	16.87%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,419	14.31
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	3,777	7.28
Manufacturers and Traders Trust Company	One M&T Plaza, Buffalo, NY 14203	2,952	5.69

		22,896	44.15%

*	Officer of member bank also serves on the Board of Directors of the FHLBNY.
Note 21. Subsequent events
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

Organization of Management’s Discussion and Analysis (“MD&A”).
The FHLBNY’s MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table	Description	Page
—	Selected Financial Data	86
1	Interest Income — Principal Sources	90
2	Impact of Interest Rate Swaps on Interest Income Earned from Advances	90
3	Interest Expenses — Principal Categories	92
4	Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense	93
5	Components of Net Interest Income	94
6	Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps	96
7	GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets	96
8	Spread and Yield Analysis	97
9	Rate and Volume Analysis	98
10	Other Income	100
11	Earnings Impact of Derivatives — By Hedge Type	102
12	Gains/(Losses) Reclassified from AOCI to Current Period Income from Cash Flow Hedges	105
13	Other Expenses	106
14	Operating Expenses	106
15	Statements of Condition	107
16	Advances by Product Type	111
17	Investments by Categories	117
18	Mortgage-Backed Securities — By Issuer	117
19	Available-for-Sale Securities Composition	118
20	External Rating of the Held-to-Maturity Portfolio	119
21	External Rating of the Available-for-Sale Portfolio	119
22	Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities	120
23	Mortgage Loans by Loan Type	123
24	Consolidated Obligation Bonds by Type	128
25	Discount Notes Outstanding	133
26	Roll-Forward Mandatorily Redeemable Capital Stock	135
27	Derivative Hedging Strategies	137
28	Derivatives Financial Instruments by Hedge Designation	138
29	Derivative Financial Instruments by Product	139
30	Advances and Mortgage Loan Portfolios	140
31	Collateral Supporting Advances to Members	143
32	Collateral Supporting Member Obligations Other Than Advances	143
33	Location of Collateral Held	144
34	Concentration analysis — Top Ten Advance Holders	145
35	Period-Over-Period Change in Investments	146
36	NRSRO Held-to-Maturity Securities	147
37	NRSRO Available-for-Sale Securities	149
38	Carrying Value Basis of Held-to-Maturity Mortgage-Backed Securities by Issuer	151
39	Non-Agency Private Label Mortgage Securities	152
40	OTTI 2010 First Quarter	153
41	Monoline Insurance of PLMBS	153
42	PLMBS by Year of Securitization and External Rating	154
43	Weighted-Average Market Price of MBS	156
44	PLMBS Security Types Delinquencies	157
45	Roll-Forward First Loss Account	158
46	Mortgage Loans — Past Due	159
47	Mortgage Loans — Interest Short-Fall	159
48	Mortgage Loans — Allowance for Credit Losses	159
49	Top Five Participating Financial Institutions — Concentration	160
50	Credit Exposure by Counterparty Credit Rating	162
51	Contractual Obligations and Other Commitments	166
52	Deposit Liquidity	168
53	Operational Liquidity	168
54	Contingency Liquidity	169
55	Unpledged Asset	170
56	FHFA MBS Limits	170
57	FHLBNY Ratings	171

Executive Overview
This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent Form 10-K filed on March 25, 2010.

80

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
First Quarter 2010 Highlights
The FHLBNY reported Net income of $53.6 million, or $1.09 per share for the 2010 first quarter compared with Net income of $148.1 million or $2.72 per share for the same period in 2009. The return on average equity, which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income (loss) (“AOCI”), was 3.99% for the 2010 first quarter compared with 10.37% for the same period in 2009.
Net income contracted due to significant decline in Net interest income. Net interest income was $106.2 million in the 2010 first quarter, down from $231.4 million, or a decline of 54.1% from the same period in 2009. Net interest spread, which is the difference between yields on interest-earning assets and yields on interest-costing liabilities, contracted by 27 basis points in the 2010 first quarter over the same period in 2009. Net interest income and net interest margin contracted to levels more typical of the years before 2009, primarily because the Bank’s funding advantage weakened in the 2010 first quarter. Weighted-average bond funding costs deteriorated, with March 2010 witnessing the lowest weighted-average monthly bond pricing spreads. For the FHLBank discount notes, spreads to LIBOR have narrowed considerably and its relative funding advantage ended in the 2010 first quarter. In much of 2009, discount notes had been successfully utilized when such debt could be issued at wide advantageous spreads to LIBOR, and was one source of the funding advantage in 2009.
Another factor that contributed to the decline in Net interest income was the compression of swapped funding levels of FHLBank consolidate bonds to LIBOR. The FHLBNY uses interest rate swaps to effectively change the repricing characteristics of a significant portion of its fixed-rate advances and consolidated obligation debt to match shorter-term LIBOR rates that reprice at intervals of three-month or less. When the Bank executes an interest rate swap to change the fixed payments on its debt to a LIBOR indexed floating rate, the spread between the fixed payments and the LIBOR floating cash receipts results in the FHLBNY’s effective funding cost. Consequently, the current level of spread between the 3-month LIBOR rate and the swap rate for a fixed-rate FHLBank debt has an impact on the FHLBNY’s profitability. This spread differential has contracted adversely for the Bank and the impact has been to increase the funding cost for the FHLBNY in the 2010 first quarter.
Further spread compression was caused by decline in short-term interest rates in the 2010 first quarter. and had an adverse impact on interest income earned from the deployment of members’ capital and net non-interest bearing liabilities (“deployed capital”). Deployed capital is typically utilized to fund short-term, liquid investments, and the yields from such assets declined steeply in the 2010 first quarter compared to the same period in 2009. As an illustration, the 3-month LIBOR was 29.2 basis points at March 31, 2010, significantly lower than 119.2 basis points at March 31, 2009.

Decline in business volume as measured by average member advances outstanding was yet another factor contributing to lower Net interest income in the 2010 first quarter. Average outstanding advances in the 2010 first quarter was $91.4 billion down from $105.3 billion in the same period in 2009.
In the 2010 first quarter, the FHLBNY identified credit impairment on five of its private-label mortgage-backed securities. Cash flow assessments of the expected credit performance of the five securities resulted in the recognition of $3.4 million as other-than-temporary impairment (“OTTI”) and was a charge to earnings. All five securities had been previously determined to be OTTI in 2009, and the re-impairment in the 2010 first quarter was due to further deterioration in the performance parameters of the five securities. Although all five securities are insured by bond insurers, Ambac (four securities) and MBIA (one security), the Bank’s analysis of the two bond insurers concluded that for the five insured securities, future credit losses due to projected collateral shortfalls would not be fully supported by the two bond insurers. In the same period in 2009, OTTI of $5.3 million in credit impairment was charged to earnings. For more information about impairment methodology and bond insurer analysis, see Note 1 — Significant Accounting Policies and Estimates and Note 4 — Held-to-maturity securities.
The 2010 first quarter Net income benefited from lower net losses from derivative and hedging activities. The FHLBNY recorded $0.4 million of net losses in the 2010 first quarter, in contrast to net losses of $13.7 million in the same period in 2009. Almost all changes between the two periods were unrealized market value adjustments that resulted from (1) hedge ineffectiveness - interest rate changes that affected the market values of interest rate swaps differently than the market values of the hedged risk, and (2) derivative designated as economic hedges — When derivatives are designated as economic hedges, changes in the fair values of the derivatives are marked to fair value through earnings with no offsetting changes in fair values of the hedged financial instruments (“sometimes referred to as one-sided marks”). In the 2010 first quarter, the Bank recorded fair value net losses of $8.4 million on $6.8 billion of consolidated obligation debt that were designated under the Fair Value Option (“FVO”), compared to net gains of $8.3 million in the 2009 first quarter. Fair values of such fixed-rate consolidated bonds declined as market interest rates for the debt declined relative to the actual coupon rates of the debt. The bonds were economically hedged by interest rate swaps, and were largely offset by recorded fair value gains on the swaps.
In general, the FHLBNY holds derivatives and associated hedged instruments, and consolidated obligation debt at fair values under the FVO, to the maturity, call, or put dates. When such financial instruments are held to their contractual maturity (or put/call dates), nearly all of the cumulative net fair value gains and losses that are unrealized will generally reverse over time, and fair value changes will sum to zero. In limited instances, the FHLBNY may terminate these instruments prior to maturity or prior to call or put dates, which would result in a realized gain or loss.
Operating Expenses of the FHLBNY were $19.2 million for the 2010 first quarter, up from $18.1 million in the same period in 2009. The FHLBNY was also assessed for its share of the operating expenses for the Finance Agency and the Office of Finance, and those totaled $2.4 million for the 2010 first quarter, up from $2.0 million in the same period in 2009.
REFCORP assessment payments totaled $13.4 million in the 2010 first quarter, down from $37.0 million in the same period in 2009. Affordable Housing Program (“AHP”) assessments set aside from income totaled $6.1 million in the 2010 first quarter, down from $16.6 million in the same period in 2009. Assessments are calculated on Net income before assessments and the decreases were due to the significant decrease in the 2010 first quarter Net income as compared to same period in 2009. For more information about REFCORP and AHP assessments see the section Assessments in this Form 10-Q.

Cash dividends of $1.41 per share of capital stock (5.6% annualized return on capital stock) were paid to stockholders in the 2010 first quarter. In the 2009 first quarter, cash dividends paid were $0.75 per share of capital stock (3.0% annualized return on capital stock).
The FHLBNY continued to experience balance sheet contraction, as both its lending and funding declined in the 2010 first quarter. Advances to member banks declined to $88.9 billion, a level more typical of that before the credit crisis from a peak of approximately $109.1 billion in 2008. The decline has occurred gradually as member banks have taken advantage of improved availability of alternate funding sources such as deposits and senior unsecured borrowings in a more liquid market. Member demand for advances have also declined as loan demand from customers may have stayed lukewarm due to nationally weak economic conditions.
Aside from advances, the FHLBNY’s primary earning assets are investment securities portfolios, comprising mainly of GSE and U.S. agency issued mortgage-backed securities (“MBS”). The Bank’s two long-term investment portfolios, comprising of held-to-maturity securities and available-for-sale securities, together totaled $12.4 billion, or 11.6% of Total assets at March 31, 2010. Investments in MBS in the two portfolios totaled $11.7 billion at March 31, 2010. GSE and agency issued MBS were $10.7 billion, or 91.4% of total investments in MBS at March 31, 2010. Only $1.0 billion of private-label MBS remained outstanding. The FHLBNY also has investments in housing-related obligations of state and local governments and their housing finance agencies, which are required to carry ratings of AA or higher at time of acquisition. Such investments totaled $0.7 billion at March 31, 2010. Investment security values have continued to improve, and previously recorded unrealized fair value losses in AOCI on GSE issued MBS reversed, and fair values were a net unrealized gains, albeit small, as liquidity has gradually returned to the market.
The FHLBNY’s capital remains strong. At March 31, 2010, actual risk based capital was $5.6 billion, compared to required risk based capital of $0.5 billion. To support $107.2 billion of Total assets at March 31, 2010, the required minimum regulatory capital was $4.3 billion. The FHLBNY’s actual regulatory capital was $5.6 billion at March 31, 2010. Aggregate capital ratios were at 5.23%, more than the 4.0% regulatory minimum. The FHLBNY has prudently retained capital through the period of credit turmoil. Retained earnings, excluding losses in AOCI, has grown to $671.5 million at March 31, 2010.
Shareholders’ equity, the sum of Capital stock, Retained earnings, and AOCI was $5.4 billion at March 31, 2010, a decline of $227.7 million from December 31, 2009, primarily as a result of the decline in members’ Capital stock. The decrease in Capital stock was consistent with the decrease in advances borrowed by members since members are required to purchase stock as a prerequisite to membership and to hold FHLBNY stock as a percentage of advances borrowed from the FHLBNY. The Bank’s current practice is to redeem stock in excess of the amount necessary to support advance activity on a daily basis. As a result, the amount of capital stock outstanding varies in line with members’ outstanding advance borrowings. Retained earning was $671.5 million at March 31, 2010, slightly lower by $17.4 million from December 31, 2009. Dividends paid out of retained earnings amounted to $71.0 million in the 2010 first quarter, compared to $42.1 million in the same period in 2009. In aggregate, AOCI was a loss of $123.5 million at March 31, 2010 compared to a loss of $144.5 million at December 31, 2009. The non-credit loss component of OTTI of $106.6 million and $110.6 million made up most of the losses in AOCI at March 31, 2010 and December 31, 2009. Unrecognized losses from cash flow hedging activities and additional liabilities on employee pension plans were also reported in AOCI at March 31, 2010 and December 31, 2009. For more information about changes in AOCI, see Note 13 to the unaudited financial statements in this report.

2010 Business Outlook
The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties which could cause the FHLBNY’s actual results to differ materially from those set forth in such forward-looking statements.
The FHLBNY expects its earnings to decline in 2010 to levels more typical of the years before 2009, primarily as a result of lower net interest margins on the Bank’s earnings from core assets, primarily advances and investments in mortgage-backed securities, as the Bank expects continued erosion of its funding advantages.
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
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and long-term funding driven by economic factors such as availability to the Bank’s members of alternative funding sources that are more attractive, the interest rate environment, and the outlook for the economy. Members may choose to prepay advances, which may require prepayment fees, based on their expectations of interest rate changes and demand for liquidity. Demand for advances may also be influenced by the dividend payout rate to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership stock and activity-based stock. Members are required to purchase activity stock in order to borrow advances. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by members of another FHLBank or a non-member, they no longer qualify for membership in the FHLBNY, which cannot renew outstanding advances or provide new advances to non-members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight advance lending if the former member borrowed such advances.
Based on business results thus far in 2010, the FHLBNY believes that its members are being cautious in their lending policies despite the relative easing of liquidity and availability of alternative funding sources. If such sentiments continue, the FHLBNY’s book of advance business will continue to decline.
Earnings — In 2010, existing high-yielding fixed-rate MBS and some intermediate-term advances will pay down or mature, and it is unlikely they will be replaced by equivalent high yielding assets, and this will tend lower the overall yield on total assets. The FHLBNY expects general advance demand from members to continue to decline, and specifically, the Bank expects limited demand for large intermediate-term advances because many members have previously filled their needs with the FHLBNY, and other members have significant amounts of intermediate-term advances that were borrowed from the FHLBNY several years ago. The FHLBNY anticipates that such members are probably considering prepaying those borrowings, or to not replacing them at maturity. Members that have expressed interest in intermediate-term borrowing have not been significant borrowers in the past. Members appear to be hesitant to act early in 2010 to offer up their borrowing plans, and without the ability to make funding decisions early in the 2010, the FHLBNY is losing the potential opportunities to profitably fund these advance types early in the year before funding spreads become even more unfavorable.

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
As result of these factors, the FHLBNY expects net margins from new advances to narrow and Net income to contract to the pre-2009 levels.
Demand for FHLBank debt — The FHLBNY’s primary source of funds is the sale of consolidated obligations in the capital markets, and the FHLBNY’s ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond the FHLBNY’s control. The FHLBNY may not be able to obtain funding on acceptable terms given the extraordinary market conditions and structural changes in the debt market. If the FHLBNY cannot access funding when needed on acceptable terms, its ability to support and continue operations could be adversely affected, which could negatively affect its financial condition and results of operations. The pricing of the FHLBanks’ longer-term debt remains at levels that are still sub-optimal, relative to LIBOR. To the extent the FHLBanks receive sub-optimal funding, the Bank’s member institutions in turn may experience higher costs for advance borrowings. To the extent the FHLBanks may not be able to issue long-term debt at economical spreads relative to the 3-month LIBOR rate; the Bank’s member institutions’ borrowing choices may also be limited.
In 2010, the refunding needs to replace maturing FHLBank bonds will again be significant. If the bond market cannot support the refunding volumes, it will put greater pressure on the FHLBank bonds and investors may demand higher yields. Alternatively, the FHLBanks may resort to the issuance of discount notes, which have maturities of up to a year only, to fill any refunding gap. Discount notes may itself face increased challenges as competition increases from Treasury bills and the multiple programs implemented by the U.S. Treasury for the current crises. On the other hand, the impact of the recession may reduce member demand for liquidity and may reduce pressure on the FHLBanks to refinance maturing bonds in 2010.
Credit Impairment of Mortgage-backed securities — Other-than-temporary credit impairment (“OTTI”) charges of $3.4 million were recorded for the FHLBNY’s MBS portfolios in the 2010 first quarter. However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, the FHLBNY could face additional credit losses. Certain private-label MBS owned by the FHLBNY are insured by bond insurers for timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool supporting the securities. The Bank performs an analysis of Ambac and MBIA, the two primary bond insurers, to estimate the capacity of the insurers to provide on-going credit protection. The Bank has determined that insurance support by Ambac is not assured beyond March 31, 2010, and by MBIA to be no greater than 15 months. If the ability of MBIA to support the insured securities that are dependent on insurance is negatively impacted by its future financial performance, additional OTTI would have to be recognized, which would negatively impact the FHLBNY’s Net income. In addition, certain private-label MBS may be undergoing loan modification and forbearance proceedings at the loan level and such processes may have an adverse impact on the amounts and timing of expected cash flows.

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in millions)	2010	2009	2009	2009	2009

Investments (1)	$15,561	$16,222	$18,741	$12,979	$13,377
Interest bearing balance at FRB **	—	—	—	13,865	8,602
Advances	88,859	94,349	95,945	100,458	104,464
Mortgage loans held-for-portfolio, net of allowance for credit losses (2)	1,288	1,318	1,336	1,381	1,431
Total assets	107,239	114,461	117,604	129,129	128,359
Deposits and borrowings	7,977	2,631	2,276	2,278	2,372
Consolidated obligations, net
Bonds	72,408	74,008	69,671	72,184	69,582
Discount notes	19,816	30,828	38,385	47,276	48,722
Total consolidated obligations	92,224	104,836	108,056	119,460	118,304
Mandatorily redeemable capital stock	105	126	128	128	140
AHP liability	146	144	145	140	128
REFCORP liability	14	24	39	46	42
Capital
Capital stock	4,828	5,059	5,142	5,370	5,413
Retained earnings	672	689	666	600	489
Accumulated other comprehensive income (loss)	(124)	(145)	(147)	(120)	(79)
Total capital	5,376	5,603	5,661	5,850	5,823
Equity to asset ratio (3)	5.01%	4.90%	4.81%	4.53%	4.54%

SELECTED FINANCIAL DATA (UNAUDITED)

	Three months ended
Statements of Condition Averages	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in millions)	2010	2009	2009	2009	2009

Investments (1)	$17,711	$18,650	$19,764	$12,369	$12,963
Interest-bearing balance at FRB **	—	—	—	12,647	11,538
Advances	91,415	94,193	96,704	99,769	105,344
Mortgage loans	1,299	1,333	1,357	1,405	1,450
Total assets	113,116	117,289	120,754	129,133	134,915
Interest-bearing deposits and other borrowings	5,050	2,361	2,083	2,181	1,749
Consolidated obligations, net
Bonds	74,297	73,264	69,604	68,091	76,543
Discount notes	24,555	31,741	39,521	48,747	46,155
Total consolidated obligations	98,852	105,005	109,125	116,838	122,698
Mandatorily redeemable capital stock	108	143	128	134	143
AHP liability	144	144	139	132	125
REFCORP liability	9	15	23	22	22
Capital
Capital stock	4,929	5,030	5,195	5,299	5,455
Retained earnings	658	666	611	522	429
Accumulated other comprehensive income (loss)	(141)	(136)	(125)	(69)	(91)
Total capital	5,446	5,560	5,681	5,752	5,793

Operating Results and other data	Three months ended
(dollars in millions)	March 31,	December 31,	September 30,	June 30,	March 31,
(except earnings, headcount, and dividends per share)	2010	2009	2009	2009	2009

Net interest income (4)	$106	$116	$154	$200	$231
Net income	54	97	140	186	148
Dividends paid in cash (7)	71	74	74	75	42
AHP expense	6	10	16	21	17
REFCORP expense	13	24	35	47	37
Return on average equity* (5)	3.99%	6.85%	9.79%	13.00%	10.37%
Return on average assets*	0.19%	0.32%	0.46%	0.58%	0.45%
Net OTTI impairment losses	$(3)	$(7)	$(4)	$(5)	$(5)
Other non-interest income (loss)	(8)	48	61	80	(4)
Total other income (loss)	(11)	41	57	75	(9)
Operating expenses	19	22	18	18	18
Finance Agency and Office of Finance	3	2	2	2	2
Total other expenses	22	24	20	20	20
Operating expenses ratio* (6)	0.07%	0.07%	0.06%	0.06%	0.05%
Earnings per share	$1.09	$1.94	$2.70	$3.52	$2.72
Dividend per share	$1.41	$1.42	$1.40	$1.38	$0.75
Headcount (Full/part time)	266	264	259	264	256

(1)	Investments include held-to-maturity securities, available for-sale securities, Federal funds, loans to other FHLBanks, and other interest bearing deposits.

(2)	Allowances for credit losses were $5.2 million, $4.5 million, $3.4 million, $2.8 million, and $1.8 million at the periods ended March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009.

(3)	Equity to asset ratio is capital stock plus retained earnings and Accumulated other comprehensive income (loss) as a percentage of total assets.

(4)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(5)	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average Accumulated other comprehensive income (loss).

(6)	Operating expenses as a percentage of total average assets.

(7)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.

*	Annualized.

**	FRB program commenced in October 2008. On July 2, 2009, the Bank was no longer eligible to collect interest on excess balances.

Results of Operations
The following section provides a comparative discussion of the FHLBNY’s results of operations for the first quarters of 2010 and 2009. For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 to this Form 10-Q and Significant Accounting Policies and Estimates in the Bank’s most recently filed Form 10-K on March 25, 2010.
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
Net income — First Quarter 2010 versus first Quarter 2009.
The FHLBNY reported Net income of $53.6 million, or $1.09 per share for the 2010 first quarter compared with Net income of $148.1 million or $2.72 per share for the same period in 2009. The return on average equity, which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income (loss) (“AOCI”), was 3.99% for the 2010 first quarter compared with 10.37% for the same period in 2009.
Net interest income, a key metric for the FHLBNY and the primary contributor to Net income, was adversely affected in the 2010 first quarter, declined 54.1% to $106.2 million from the same period in 2009. Net interest income was $231.4 million in the 2009 first quarter.
The Bank’s cost of debt has become more expensive in the 2010 first quarter. Additionally, the volume of advance business has contracted. The lower interest rate for short-term investments has also resulted in lower earnings from deploying members’ interest-free capital to fund interest-earning investments, which are typically short-term.
Credit-related OTTI charges in the 2010 first quarter were $3.4 million, and resulted due to the recognition of additional (credit re-impairment) impairment of five private-label mortgage-backed securities collateralized by sub-prime home equity loans (“sub-prime PLMBS”) that had been determined to be OTTI in 2009. The non-credit losses recorded in AOCI were $0.5 million. In the 2009 first quarter, the Bank had recognized credit related OTTI losses of $5.3 million on sub-prime PLMBS, and fair value losses recorded in AOCI were $9.9 million.

The 2010 first quarter Net income benefited from lower net losses from derivative and hedging activities compared to the same period in 2009. The FHLBNY recorded $0.4 million of net losses in 2010 first quarter, in contrast to a net loss of $13.7 million in the 2009 first quarter. The Bank recorded fair value net losses of $8.4 million on $6.8 billion of consolidated obligation debt that were designated under the Fair Value Option (“FVO”) in contrast to net gains of $8.3 million in the same period in 2009. Fair values of such fixed-rate consolidated bonds declined as market interest rates for the debt declined relative to the actual coupon rates of the debt. The bonds were economically hedged by interest rate swaps, and the losses were largely offset by recorded fair value gains on the swaps.
In general, the FHLBNY holds derivatives and associated hedged instruments, and consolidated obligation debt at fair values under the FVO, to the maturity, call, or put dates. When such financial instruments are held to their contractual maturity (or put/call dates), nearly all of the cumulative net fair value gains and losses that are unrealized will generally reverse over time, and fair value changes will sum to zero. In limited instances, the FHLBNY may terminate these instruments prior to maturity or prior to call or put dates, which would result in a realized gain or loss.
Operating expenses grew to $19.2 million in the 2010 first quarter, an increase of 6.3% over the same period in 2009.
REFCORP assessment and funds set aside for the Affordable Housing Program (“AHP”) assessments, together referred to as assessments, declined by $34.1 million, or 63.5% in the 2010 from the same period in 2009. Assessments, which are calculated as a percentage (after certain adjustments) on Net income before assessments, varies in line with changes in earnings.

Interest Income
Interest income from advances and investments in mortgage-backed securities are the principal sources of income for the FHLBNY. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year from the prior year. The principal categories of Interest Income are summarized below (dollars in thousands):
Table 1: Interest Income — Principal Sources

	Three months ended March 31,
			Percentage
	2010	2009	Variance
Interest Income
Advances	$149,640	$502,222	(70.20)%
Interest-bearing deposits	830	8,918	(90.69)
Federal funds sold	1,543	68	NM
Available-for-sale securities	5,764	8,519	(32.34)
Held-to-maturity securities
Long-term securities	98,634	126,820	(22.23)
Certificates of deposit	—	508	(100.00)
Mortgage loans held-for-portfolio	16,741	19,104	(12.37)

Total interest income	$273,152	$666,159	(59.00)%

Reported Interest income in the Statements of Income was adjusted for the cash flows associated with interest rate swaps in which the Bank generally pays fixed-rate cash flows to derivative counterparties, which typically mirrors the fixed-rate coupons received from advances borrowed by members. In exchange, the Bank receives variable-rate LIBOR-indexed cash flows.
Impact of hedging advances — The FHLBNY executes interest rate swaps to modify the effective interest rate terms of many of its fixed-rate advance products and typically all of its putable advances. In these swaps, the FHLBNY effectively converts a fixed-rate stream of cash flows from its fixed-rate advances to a floating-rate stream of cash flows, typically indexed to LIBOR. These cash flow patterns from derivatives were in line with the Bank’s interest rate risk management practices and effectively converted fixed-rate cash flows of hedged advances to LIBOR indexed cash flows. Derivative strategies are used to manage the interest rate risk inherent in fixed-rate advances and are designed to protect future interest income.
The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):
Table 2: Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended March 31,
	2010	2009
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$679,921	$833,388
Net interest adjustment from interest rate swaps [1]	(530,281)	(331,166)

Total Advance interest income reported	$149,640	$502,222

[1]	Interest portion only

In compliance with the terms of the swap agreement, the FHLBNY pays the swap counterparty fixed-rate cash flows, which typically mirrors the coupon on the advance. In return, the swap counterparty pays the FHLBNY a pre-determined spread plus the prevailing LIBOR, which by agreement resets generally every three months. In the table above, the unfavorable cash flow patterns of the interest rate swaps are indicative of the declining LIBOR rates (obligation of the swap counterparty) compared to fixed-rate obligation of the FHLBNY. The Bank is generally indifferent to changes in the cash flow patterns as it typically hedges its fixed-rate consolidated obligation debt, which is the Bank’s primary funding base, and achieves its overall net interest spread objective.
Under GAAP, net interest adjustments from derivatives as reported in the table above may be offset against the net interest accruals of the hedged financial instrument (e.g. advance) only if the derivative is in a hedge qualifying relationship. If the hedge does not qualify for hedge accounting, and the Bank designates the hedge as an economic hedge, the net interest adjustments from derivatives would not recorded with the advance interest revenues. Instead, the net interest adjustments from swaps would be recorded in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities. Thus, the accounting designation of a hedge may have a significant impact on reported Interest income from advances. There were no material amounts of net interest adjustments from interest rate swaps designated as economic hedges of advances that were reported in Other income in the current year or prior years related to swaps associated with advances.

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
The principal categories of Interest expense are summarized below. Changes in both rate and intermediation volume (average interest-costing liabilities), the mix of debt issuances between bonds and discount notes, and the impact of hedging strategies explain the changes in interest expense (dollars in thousands):
Table 3: Interest Expenses — Principal Categories

	Three months ended March 31,
			Percentage
	2010	2009	Variance
Interest Expense
Consolidated obligations-bonds	$154,913	$343,707	(54.93)%
Consolidated obligations-discount notes	9,657	89,378	(89.20)
Deposits	892	777	14.80
Mandatorily redeemable capital stock	1,495	878	70.27
Cash collateral held and other borrowings	—	37	(100.00)

Total interest expense	$166,957	$434,777	(61.60)%

Reported Interest expense in the Statements of Income is adjusted for the cash flows associated with interest rate swaps in which the Bank generally pays variable-rate LIBOR-indexed cash flows to derivative counterparties and, in exchange, the Bank receives fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the debt. The Bank generally hedges its long-term fixed-rate bonds and almost all fixed-rate callable bonds with swaps that generally qualify for hedge accounting. In the 2010 first quarter and the same period in 2009, the Bank economically hedged certain floating-rate bonds that were not indexed to 3-month LIBOR, and certain short-term fixed-rate debt and discount notes because it believed that the hedges would not be highly effective in offsetting changes in the fair values of the debt and the swap, and would not therefore qualify for hedge accounting.
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
The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):
Table 4: Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Three months ended March 31,
	2010	2009
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$328,657	$448,460
Discount notes-Interest expense before adjustment for swaps	9,657	89,618
Net interest adjustment for interest rate swaps [1]	(173,744)	(104,993)

Total Consolidated bonds and discount notes-interest expense reported	$164,570	$433,085

[1]	Interest portion only
Net interest income
Net interest income is the principal source of revenue for the Bank, and represents the difference between interest income from interest-earning assets and interest expense paid on interest-costing liabilities. Net interest income is impacted by a variety of factors:
•	Member demand for advances and investment activity, the yields from advances and investments, and the cost of consolidated obligation debt that is issued by the Bank to fund advances and investments.

•	The execution of interest rate swaps in the derivative market at a constant spread to LIBOR, in effect converting fixed-rate advances and fixed-rate debt to conventional adjustable-rate instruments indexed to LIBOR, results in an important intermediation for the Bank between the capital markets and the swap market. The intermediation has typically permitted the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate debt in the capital markets. The FHLBNY deploys hedging strategies to protect future net interest income, but may reduce income in the short-run, although the FHLBNY expects them to benefit future periods.

•	Income earned from assets funded by member capital and retained earnings, referred to as “deployed capital”, which are non-interest bearing, is another important contributor for the FHLBNY.
All of these factors may fluctuate based on changes in interest rates, demand by members for advances, investor demand for debt issued by the FHLBNY, the change in the spread between the yields on advances and investments, and the cost of financing these assets by the issuance of debt to investors.

The following table summarizes key changes in the components of Net interest income for the three months ended March 31, 2010 and 2009 (dollars in thousands):
Table 5: Components of Net Interest Income

	Three months ended March 31,
			Percentage
	2010	2009	Variance
Interest Income
Advances	$149,640	$502,222	(70.20)%
Interest-bearing deposits	830	8,918	(90.69)
Federal funds sold	1,543	68	NM
Available-for-sale securities	5,764	8,519	(32.34)
Held-to-maturity securities
Long-term securities	98,634	126,820	(22.23)
Certificates of deposit	—	508	(100.00)
Mortgage loans held-for-portfolio	16,741	19,104	(12.37)

Total interest income	273,152	666,159	(59.00)

Interest Expense
Consolidated obligations-bonds	154,913	343,707	(54.93)
Consolidated obligations-discount notes	9,657	89,378	(89.20)
Deposits	892	777	14.80
Mandatorily redeemable capital stock	1,495	878	70.27
Cash collateral held and other borrowings	—	37	(100.00)

Total interest expense	166,957	434,777	(61.60)

Net interest income before provision for credit losses	$106,195	$231,382	(54.10)%

Net interest income
The 2010 first quarter Net interest income declined by $125.2 million, or 54.1% from the same period in 2009. Net interest income is directly impacted by transaction volumes, as measured by average balances of interest earning assets, and by the prevailing balance sheet yields, as measured by coupons on earning assets minus yields paid on interest costing liabilities net of the cash flows paid or received on interest rate derivatives that qualified under hedge accounting rules.
Net interest spread, which is the difference between yields on interest-earning assets and yields on interest-costing liabilities, contracted by 27 basis points in the 2010 first quarter over the same period in 2009. Net interest income and net interest margin contracted to levels more typical of the years before 2009, primarily because the Bank’s funding advantages experienced in 2009 weakened in the 2010 first quarter. Weighted-average bond funding costs deteriorated, with March 2010 witnessing the lowest weighted-average monthly bond pricing spreads. Spreads to LIBOR have narrowed considerably. In the 2010 first quarter, the FHLBNY shifted its funding mix as discount note spreads to LIBOR narrowed considerably and its relative funding advantage ended, and the Bank reduced its utilization of discount notes. In much of 2009, discount notes had been successfully utilized when such debt could be issued at wide advantageous spreads to LIBOR, and was one source of the funding advantage in 2009.
Decline in business volume, as measured by average advances outstanding, was a contributing factor to the decline of Net interest income in the 2010 first quarter. Average outstanding advances in 2010 first quarter was $91.4 billion down from $105.3 billion in the same period in 2009.

Another factor that contributed to the decline in Net interest income was the compression of swapped funding levels of FHLBank consolidated bonds to LIBOR. The FHLBNY uses interest rate swaps to effectively change the repricing characteristics of a significant portion of its fixed-rate advances and consolidated obligation debt to match shorter-term LIBOR rates that reprice at intervals of three-month or less. When the Bank executes an interest rate swap to change the fixed payments on its debt to a LIBOR indexed floating rate, the spread between the fixed payments and the LIBOR floating cash receipts results in the FHLBNY’s effective funding cost. Consequently, the current level of spread between the 3-month LIBOR rate and the swap rate for a fixed-rate FHLBank debt has an impact on the FHLBNY’s profitability. This spread differential has contracted adversely for the Bank and the impact has been to increase the funding cost for the FHLBNY in the 2010 first quarter.
The FHLBNY earns significant interest income from investing its members’ capital to fund interest-earning assets. Such earnings are sensitive to the changes in short-term interest rates (rate effects), as well as the average outstanding capital and non-interest bearing liabilities (Volume effects). Additional compression of Net interest spread in the 2010 first quarter was caused by:
•	Decline in short-term interest rates, which had an adverse impact on interest income earned from the deployment of members’ capital and net non-interest bearing liabilities (“deployed capital”). Earnings from deployed capital are sensitive to changes in short-term interest rate as deployed capital is typically utilized to fund short-term, liquid investments. As an illustration, the 3-month LIBOR was 29.2 basis points at March 31, 2010, significantly lower than 119.2 basis points at March 31, 2009. Typically, the Bank earns relatively lower income in a lower interest rate environment on a given amount of average deployed capital.
•	Decrease in member capital in line with reduced demand for advances borrowed by members as members are required to purchase stock as a percentage of advances borrowed, and the FHLBNY’s existing policy is to redeem stock in excess of those required to be purchased by the member. Average deployed capital in the 2010 first quarter declined by $0.9 billion over the same period in 2009.
For more information, see Table 8: Spread and Yield Analysis and Table 9: Rate and Volume Analysis.
The Bank deploys hedging strategies to protect future net interest income that may reduce income in the short-term. On a GAAP basis, the impact of derivatives was to reduce the 2010 first quarter Net interest income by $356.5 million, compared to also an unfavorable impact of $226.2 million in the same period in 2009. For more information, see Table 6: Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps.
The FHLBNY executes certain hedging strategies designated as economic hedges, primarily as hedges of FHLBNY debt. Under existing accounting rules, the interest income or expense generated from the derivatives designated as economic hedges are not reported as a component of Net interest income although they have an economic impact on Net interest income. Under GAAP, interest income or expense from such derivatives are recorded as derivative gains and losses in Other income (loss). In the 2010 first quarter, on an economic basis, the economic impact of derivatives would have been to increase GAAP Net interest income by $37.2 million. In the same period in 2009, on an economic basis, the impact would have been to decrease GAAP Net interest expense by $46.2 million. The reporting classification of interest income or expense associated with swaps designated as economic hedges has no impact on Net income as these adjustments are either reported as a component of Net interest income or as a component of Other income as gains or losses from hedging activities. See Table 7 for additional information.

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):
Table 6: Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps 1

	Three months ended March 31,
	2010	2009

Interest Income	$803,433	$997,325
Net interest adjustment from interest rate swaps	(530,281)	(331,166)

Reported interest income	273,152	666,159

Interest Expense	340,701	539,770
Net interest adjustment from interest rate swaps	(173,744)	(104,993)

Reported interest expense	166,957	434,777

Net interest income (Margin)	$106,195	$231,382

Net interest adjustment — interest rate swaps	$(356,537)	$(226,173)

[1]	Net interest accruals of derivatives designated in a fair value or cash flow hedge qualifying under the derivatives and hedge accounting rules were recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities, and had a significant impact on Net interest income.
The following table contrasts Net interest income, Net income spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):
Table 7: GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets 2

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$106,195	0.38%	0.33%	$231,382	0.70%	0.60%

Interest income (expense)
Swaps not designated in a hedging relationship	37,220	0.14	0.15	(46,165)	(0.14)	(0.15)

Economic net interest income	$143,415	0.52%	0.48%	$185,217	0.56%	0.45%

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

[2]	In the 2010 first quarter and the same period in 2009, significant amounts of swaps were designated as economic hedges of consolidated obligation debt in a hedging strategy that converted floating-rate debt indexed to 1-month LIBOR, the Prime rate, and the Federal Funds Effective rate to 3-month LIBOR cash flows. The Bank also economically hedged certain short-term fixed-rate debt and discount notes that it also believed would not be highly effective in offsetting changes in the fair values of the debt and the swap. Aggregate swap accruals for all economic hedges in the 2010 first quarter was a net positive contribution of $37.2 million representing cash in-flows, compared to cash out-flows of $46.1 million the same period in 2009. In compliance with accounting standards for derivatives and hedging, interest income and expense from such derivatives were recorded as derivative gains and losses in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities.

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
Table 8: Spread and Yield Analysis

	Three months ended March 31,
	2010			2009
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$91,414,698	$149,640	0.66%	$105,343,748	$502,222	1.93%
Certificates of deposit and other	2,261,163	830	0.15	3,193,686	2,062	0.26
Federal funds sold and other overnight funds	5,371,946	1,543	0.12	11,584,490	7,432	0.26
Investments	12,412,612	104,398	3.41	12,721,259	135,339	4.31
Mortgage and other loans	1,299,588	16,741	5.22	1,449,902	19,104	5.34

Total interest-earning assets	$112,760,007	$273,152	0.98%	$134,293,085	$666,159	2.01%

Funded By:
Consolidated obligations-bonds	$74,296,820	$154,913	0.85	$76,543,358	$343,707	1.82
Consolidated obligations-discount notes	24,555,640	9,657	0.16	46,154,843	89,378	0.79
Interest-bearing deposits and other borrowings	5,051,351	892	0.07	1,823,898	814	0.18
Mandatorily redeemable capital stock	108,396	1,495	5.59	142,971	878	2.49

Total interest-bearing liabilities	104,012,207	166,957	0.65%	124,665,070	434,777	1.41%

Capital and other non-interest-bearing funds	8,747,800	—		9,628,015	—

Total Funding	$112,760,007	$166,957		$134,293,085	$434,777

Net Interest Income/Spread		$106,195	0.33%		$231,382	0.60%

Net Interest Margin
(Net interest income/Earning Assets)			0.38%			0.70%

[1]	Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the Bank and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond. Similarly, the Bank makes fixed-rate advances to members and hedges the advance with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and rates are annualized.

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
Table 9: Rate and Volume Analysis

	For the three months ended
	March 31, 2010 vs. March 31, 2009
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$(59,098)	$(293,484)	$(352,582)
Certificates of deposit and other	(497)	(735)	(1,232)
Federal funds sold and other overnight funds	(2,902)	(2,987)	(5,889)
Investments	(3,212)	(27,729)	(30,941)
Mortgage loans and other loans	(1,944)	(419)	(2,363)

Total interest income	(67,653)	(325,354)	(393,007)

Interest Expense
Consolidated obligations-bonds	(9,808)	(178,986)	(188,794)
Consolidated obligations-discount notes	(29,495)	(50,226)	(79,721)
Deposits and borrowings	792	(714)	78
Mandatorily redeemable capital stock	(256)	873	617

Total interest expense	(38,767)	(229,053)	(267,820)

Changes in Net Interest Income	$(28,886)	$(96,301)	$(125,187)

Allowance for Credit Losses
Mortgage loans held-for-portfolio — The Bank recorded a provision of $0.7 million in the 2010 first quarter and $0.4 million in the same period in 2009 in the Statements of Income based on identification of inherent losses under a policy described more fully in the Note — 1 Significant Accounting Policies and Estimates to the unaudited financial statements in this report. Charge offs were insignificant in all periods, and were substantially recovered through the credit enhancement provisions of MPF loans. Cumulatively, the allowance for credit losses has grown to $5.2 million at March 31, 2010, compared to $4.5 million at December 31, 2009, and were recorded as a reduction in the carrying value of Mortgage-loans held-for-portfolio in the Statements of Condition. The FHLBNY believes the allowance for loan losses is adequate to reflect the losses inherent in the FHLBNY’s mortgage loan portfolio at March 31, 2010 and December 31, 2009.
Advances — The FHLBNY’s credit risk from advances at March 31, 2010 and December 31, 2009 were concentrated in commercial banks, savings institutions and insurance companies. All advances were fully collateralized during their entire term. In addition, borrowing members pledged their stock in the FHLBNY as additional collateral for advances. The FHLBNY has not experienced any losses on credit extended to any member since its inception. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.
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
Changes in the fair value of a derivative that qualifies as a fair value hedge under the accounting standards for derivatives and hedging and the offsetting gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. To the extent that changes in the fair value of the derivative is not entirely offset by changes in the fair value of the hedged asset or liability, the net impact from hedging activities represents hedge ineffectiveness.
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
The following table sets forth the main components of Other income (loss) (in thousands):
Table 10: Other Income

	Three months ended March 31,
	2010	2009
Other income (loss):
Service fees	$1,045	$985
Instruments held at fair value-Unrealized (loss) gain	(8,419)	8,313
Total OTTI losses	(3,873)	(15,203)
Portion of loss recognized in other comprehensive income	473	9,938

Net impairment losses recognized in earnings	(3,400)	(5,265)

Net realized and unrealized (loss) on derivatives and hedging activities	(363)	(13,666)
Net realized gain from sale of available-for-sale securities	708	440
Other	(227)	46

Total other income (loss)	$(10,656)	$(9,147)

Earnings impact of Instruments held at fair value
Under the accounting standards for the fair value option (“FVO”) for financial assets and liabilities, the FHLBNY elected to carry certain consolidated obligation bonds at fair value in the Statements of Condition. The Bank records changes in the unrealized fair value gains and losses on these liabilities in Other income. In general, transactions elected for the fair value option are in economic hedge relationships. The notional amounts of interest rate swaps executed and outstanding at March 31, 2010 and December 31, 2009 were $6.8 billion and $6.0 billion, and were executed to offset the fair value volatility of consolidated obligation bonds elected under the FVO.

The fair value adjustments on consolidated obligation bonds carried at fair value in the 2010 first quarter resulted in net unrealized fair value losses of $8.4 million. In a declining interest rate environment at March 31, 2010, the fair values of fixed-rate debt declined. In the same period in 2009, the Bank recorded a fair value gain of $8.3 million, as almost all debt designated under the FVO matured and previously recorded unrealized losses reversed in that period. When bonds recorded at fair value are held to maturity, their cumulative fair value changes sum to zero at maturity.
The Bank hedges debt designated under the FVO on an economic basis by executing interest-rate swaps with terms that matches such debt. Unrealized losses in 2010 first quarter, and gains in the same period in 2009 were almost entirely offset by fair value changes on derivatives that economically hedged the debt. For more information, see Note 17 — Fair Values of financial instruments to the unaudited financial statements in this report.
Net impairment losses recognized in earnings on held-to-maturity securities — Other-than-temporary impairment
In the 2010 first quarter, the FHLBNY identified credit impairment on five of its private-label mortgage-backed securities. Cash flow assessments of the expected credit performance of the five securities resulted in the recognition of $3.4 million as other-than-temporary impairment (“OTTI”) which was a charge to earnings. All five securities had been previously determined to be OTTI in 2009, and the additional impairment or re-impairment in the 2010 first quarter was due to further deterioration in the credit default rates of the five securities. In the 2009 first quarter, the Bank’s cash flow impairment analysis determined two private-label MBS were credit impaired and credit related OTTI of $5.3 million were charged to earnings. In the 2009 first quarter, the FHLBNY early adopted the amended OTTI guidance, that resulted in only the credit portion of the OTTI incurred on a security to be recognized in earnings and the non-credit portion of OTTI (market value or fair value losses) incurred to be recognized in AOCI. Prior to 2009, if an impairment was determined to be other-than-temporary, the impairment loss recognized in earnings was equal to the entire difference between the security’s amortized cost basis and its fair value. The FHLBNY had not determined any security as impaired prior to 2009 first quarter.

Earnings impact of derivatives and hedging activities
Net realized and unrealized gain (loss) from derivatives and hedging activities — The FHLBNY reported the following net gains (losses) from derivatives and hedging activities (in thousands):
Table 11: Earnings Impact of Derivatives — By Hedge Type

	Three months ended March 31,
	2010	2009
Earnings impact of derivatives and hedging activities gain (loss):
Derivatives designated as hedging instruments [2]
Cash flow hedges-ineffectiveness	$—	$—
Fair value hedges-ineffectiveness	4,623	2,271
Derivatives not designated as hedging instruments
Economic hedges-fair value changes-options	(30,716)	1,221
Net interest income-options	(1,989)	(692)
Economic hedges-fair value changes-MPF delivery commitments	149	59
Fair value changes-economic hedges [1]	(16,484)	35,065
Net interest expense-economic hedges [1]	29,492	(46,196)
Balance sheet — Macro hedges swaps	173	2,233
Derivatives matched to bonds designated under FVO
Fair value changes-interest rate swaps/bonds	14,389	(7,627)

Net realized and unrealized (loss) on derivatives and hedging activities	$(363)	$(13,666)

[1]	Includes de minimis amount of net gains on member intermediated swaps.

[2]	Net interest settlements from interest rate swaps hedging advances and consolidated obligations in a designated accounting relationship are recorded in interest income and interest expense.
Key components of hedging gains and losses recorded in the Statements of Income as a Net realized and unrealized gain (loss) from hedging activities were primarily due to:
•	Hedge ineffectiveness from fair value hedges of advances and consolidated obligation liabilities that qualified for hedge accounting treatment. Hedge ineffectiveness is typically the difference between changes in fair values of hedged consolidated obligation bonds and advances due to changes in the benchmark rate (adopted as the 3-month LIBOR rate) and changes in the fair value of the associated derivatives.

•	Fair value changes of interest rate swaps designated in economic hedges of consolidated obligation debt, without the offsetting benefit of fair value changes of the hedged debt.

•	Fair value changes of interest rate caps designated in economic hedges of GSE issued capped floating-rate MBS. Market pricing of the tenor and strikes of caps owned by the FHLBNY has fallen steeply at March 31, 2010, relative to December 31, 2009 primarily because of lower volatilities for such caps. As result, purchased caps are exhibiting fair value losses. The fair values of the caps, which stood at $41.1 million at March 31, 2010, will ultimately decline to zero if the caps are held to their contractual maturities.

•	Swap income or expense, primarily swap interest accruals, associated with swaps designated as economic hedges.
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

In the 2010 first quarter, hedge ineffectiveness was a net fair value gain of $4.6 million. Fair value hedges of fixed-rate consolidated obligation bonds resulted in fair value gains of $4.0 million, and hedges of fixed-rate advances resulted in a small gain of $0.6 million. Hedging gains in part were due to the reversal of 2009 fair value losses of debt hedges that matured in 2010 or were effectively matured when call options were exercised, and in part as a result of market volatility of interest rates causing fair values of hedged bonds to diverge from the swap fair values.
In the 2009 first quarter, net fair value gains were $2.3 million, comprising of $12.9 million in fair value gains from hedges of fixed-rate debt, partly offset by fair value losses of $10.6 million from hedges of fixed-rate advances. Such gains and losses represented hedge ineffectiveness caused by the asymmetrical impact of interest rate volatility on hedged debt and advances and associated swaps.
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
Economic hedges
Interest rate swaps — Fair value changes — At March 31, 2010, the notional amounts of swap and caps designated as economic hedges declined by $10.2 billion ($30.6 billion at March 31, 2010 and $40.8 billion at March 31, 2009) from the amounts outstanding at March 31, 2009. During the 2010 first quarter and in the same period in 2009, the primary economic hedges were:
•	Interest rate “Basis swaps” that synthetically converted floating-rate funding based on non-Prime rate, Federal funds rate, and the 1-month LIBOR rate to 3-month LIBOR rate.

•	Interest rate swaps hedging balance sheet risk.

•	Interest rate swaps hedging discount notes and short-term fixed-rate consolidated obligation bonds.

•	Interest rate swaps that had been de-designated as economic hedges of advances and bonds because the hedges had became ineffective.

Changes in the fair values of interest rate swaps in economic hedges, often referred to as “one-sided marks”, resulted in net fair value losses of $5.0 million in the 2010 first quarter, compared to net losses of $15.9 million in the same period in 2009. The principal components were:
•	Consolidated bond economic hedges — In the 2010 first quarter, a significant portion of basis swaps matured and almost all previously recorded fair value gains reversed and net unrealized losses were recorded in the period. The fair value basis changes of the remaining basis swaps were not significant as the swaps were nearing maturity. In the same period in 2009, net unrealized gains were recorded.
•	Consolidated discount note economic hedges — In the 2010 first quarter, unrealized losses were primarily due to the reversal of gains at the beginning of the period as swaps executed to hedge value risk of discount notes were nearing maturity at March 31, 2010.
Cash flows (Net interest accruals) — Swap interest accruals are recorded as interest income or interest expense as a Net realized and unrealized gain (loss) on derivatives and hedging activities if the swap is designated as an economic hedge. If the swap qualifies for hedge accounting treatment, cash flows are recorded as a component of Net interest income. The classification of swap accruals, either as a component of Net interest income or derivatives and hedging activities, has no impact on Net income.
•	In the 2010 first quarter, net interest accrual income of $29.5 million were recorded as a component of derivatives and hedging activities. They represented the net cash in-flows from swaps that were designated as economic hedges of consolidated obligation bonds, discount notes, and a handful of advances.
•	In the 2009 first quarter, net cash flow accrual was an expense of $46.2 million from swaps, primarily basis swaps hedging the basis risk of changes in floating-rate debt that were indexed to rates other than 3-month LIBOR. Under the contractual terms of the basis swaps the FHLBNY was receiving cash flows indexed to an agreed upon spread to the daily Federal funds effective rate, the 1-month LIBOR rate, and the Prime rate, and in return paying cash flows indexed to an agreed upon spread to the 3-month LIBOR rate. The daily Federal funds rates and the 1-month LIBOR rates (cash received by the Bank) were considerably lower in the 2009 first quarter than the 3-month LIBOR rates (Cash paid by the Bank), and resulted in net cash outflows. The formula for computing the cash flows of swaps indexed to the Prime rate also resulted in net cash outflows. These factors explain the significant net interest expenses recorded in the 2009 first quarter in Other income as a component of derivatives and hedging activities.
Interest rate caps — Unfavorable fair values of purchased caps resulted in net unrealized fair value losses of $30.4 million in the 2010 first quarter. The purchased caps have been losing fair value gains recorded at the beginning of 2010 first quarter. Fair values of interest rate caps were $41.1 million at March 31, 2010 and will reverse to zero over the contractual life of the caps if held to maturity. In the 2009 first quarter, the aggregate fair values of purchased caps improved only marginally from its fair value basis at the beginning of the period in 2009, and unrealized gains of $1.2 million were recorded.

Derivative gains and losses reclassified from Accumulated other comprehensive income (loss) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):
Table 12: Gains/(Losses) Reclassified from AOCI to Current Period Income from Cash Flow Hedges

	Three months ended March 31,
Accumulated other comprehensive income/(loss) from cash flow hedges	2010	2009
Beginning of period	$(22,683)	$(30,191)
Net hedging transactions	392	—
Reclassified into earnings	1,740	1,879

End of period	$(20,551)	$(28,312)

Cash Flow Hedges
In the 2010 first quarter, $1.7 million was reclassified from AOCI as an interest expense at the same time as the recognition of interest expense of the debt that had been hedged by the cash flow hedges in prior years.
There were no material amounts for the first quarter of 2010 or 2009 that were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. Ineffectiveness from hedges designated as cash flow hedges was not material in any periods reported in this Form 10-Q. Over the next twelve months, it is expected that $6.6 million of net losses recorded in AOCI will be recognized as an interest expense.
Debt extinguishment and sales of available-for-sale securities
No debt was retired or transferred in 2010 first quarter or in the same period in 2009.
In the first quarter of 2010, the Bank sold mortgage-backed securities from its AFS portfolio at a gain of $0.7 million. In the same period in 2009, the Bank also sold mortgage-backed securities designated as AFS for a gain of $0.4 million.

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
The following table sets forth the main components of Other expenses (in thousands):
Table 13: Other Expenses

	Three months ended March 31,
	2010	2009
Other expenses:
Operating	$19,236	$18,094
Finance Agency and Office of Finance	2,418	1,967

Total other expenses	$21,654	$20,061

Operating expenses rose 6.3% in the 2010 first quarter, compared to the same period in 2009. Consulting costs were higher, and they ranged from strategic to information systems planning and implementation. Consulting cost with respect to the implementation of OTTI caused increases in audit and audit related expenses. The cost of compliance remains a very significant overhead expense for the Bank.
Operating Expenses
The following table sets forth the major categories of operating expenses (dollars in thousands):
Table 14: Operating Expenses

	Three months ended March 31,
		Percentage of		Percentage of
	2010	total	2009	Total

Salaries and employee benefits	$12,894	67.03%	$12,088	66.81%
Temporary workers	39	0.20	103	0.57
Occupancy	1,062	5.52	1,056	5.83
Depreciation and leasehold amortization	1,366	7.10	1,324	7.32
Computer service agreements and contractual services	1,901	9.88	1,462	8.08
Professional and legal fees	542	2.82	449	2.48
Other *	1,432	7.45	1,612	8.91

Total operating expenses	$19,236	100.00%	$18,094	100.00%

*	Other primarily represents- audit fees, director fees and expenses, insurance and telecommunications.

Financial Condition: Assets, Liabilities, Capital, Commitments and Contingencies:
Table 15: Statements of Condition

			Net change in	Net change in
(Dollars in thousands)	March 31, 2010	December 31, 2009	dollar amount	percentage
Assets
Cash and due from banks	$1,167,824	$2,189,252	$(1,021,428)	(46.66)%
Federal funds sold	3,130,000	3,450,000	(320,000)	(9.28)
Available-for-sale securities	2,654,814	2,253,153	401,661	17.83
Held-to-maturity securities
Long-term securities	9,776,282	10,519,282	(743,000)	(7.06)
Advances	88,858,753	94,348,751	(5,489,998)	(5.82)
Mortgage loans held-for-portfolio	1,287,770	1,317,547	(29,777)	(2.26)
Accrued interest receivable	320,730	340,510	(19,780)	(5.81)
Premises, software, and equipment	14,046	14,792	(746)	(5.04)
Derivative assets	9,246	8,280	966	11.67
Other assets	19,761	19,339	422	2.18

Total assets	$107,239,226	$114,460,906	$(7,221,680)	(6.31)%

Liabilities
Deposits
Interest-bearing demand	$7,942,668	$2,616,812	$5,325,856	NM %
Non-interest bearing demand	6,254	6,499	(245)	(3.77)
Term	28,000	7,200	20,800	NM

Total deposits	7,976,922	2,630,511	5,346,411	NM

Consolidated obligations
Bonds	72,408,203	74,007,978	(1,599,775)	(2.16)
Discount notes	19,815,956	30,827,639	(11,011,683)	(35.72)

Total consolidated obligations	92,224,159	104,835,617	(12,611,458)	(12.03)

Mandatorily redeemable capital stock	105,192	126,294	(21,102)	(16.71)

Accrued interest payable	330,715	277,788	52,927	19.05
Affordable Housing Program	145,660	144,489	1,171	0.81
Payable to REFCORP	13,873	24,234	(10,361)	(42.75)
Derivative liabilities	850,911	746,176	104,735	14.04
Other liabilities	216,168	72,506	143,662	NM

Total liabilities	101,863,600	108,857,615	(6,994,015)	(6.42)

Capital	5,375,626	5,603,291	(227,665)	(4.06)

Total liabilities and capital	$107,239,226	$114,460,906	$(7,221,680)	(6.31)%

Balance sheet overview
The FHLBNY continued to experience balance sheet contraction in the 2010 first quarter, as both its lending and funding declined. Advances to member banks declined to a level more typical of that before the credit crisis to $88.9 billion from a peak of approximately $109.1 billion in 2008. The decline has occurred as member banks have taken advantage of improved availability of alternate funding sources such as deposits and senior unsecured borrowings in a more liquid market. Member demand for borrowed advances have also declined as loan demand from member customers may have stayed lukewarm due to nationally weak economic conditions.

At March 31, 2010, the FHLBNY’s Total assets were $107.2 billion, a decrease of 6.3%, or $7.2 billion from December 31, 2009. The Bank’s balance sheet management strategy has been to keep balance sheet growth or decline in line with the changes in member demand for advances, which declined 5.8%.
The FHLBNY’s investment strategy continues to be restrained, and were limited to investments in mortgage-backed securities issued by GSEs and U.S. government agencies. Acquisitions even in such securities have been made when they justified the Bank’s risk-reward preferences. No acquisitions were made to its held-to-maturity (“HTM”) securities portfolio in the 2010 first quarter. Floating-rate GSE and U.S. government issued MBS were acquired for the Bank’s available-for-sale (“AFS”) portfolio in this period that kept acquisitions ahead of paydowns. Market pricing of GSE issued MBS improved at March 31, 2010 as liquidity appeared to return to the market place, and substantially all of MBS in the AFS portfolio were in net unrealized fair value gain positions. Fair values of the Bank’s private-label securities continue to be depressed as market conditions for such securities remained uncertain. For more information about fair values of AFS and HTM securities, see Note 17 to the unaudited financial statements in this report.

At March 31, 2010, balance sheet leverage was 19.9 times shareholders’ equity, lower than 20.4 times capital at December 31, 2009. The change in leverage reflects the Bank’s balance sheet management strategy of keeping the balance sheet change in line with the changes in member demand for advances. Increases or decreases in investments have a direct impact on leverage, but generally, growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged. Under existing capital management practices, members are required to purchase capital stock to support their borrowings from the Bank, and when capital stock is in excess of the amount that is required to support advance borrowings, the Bank redeems the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remains relatively unchanged. As capital increases or declines in line with higher or lower volumes of advances, the Bank may also adjust its assets by increasing or decreasing holdings of short-term investments in certificates of deposit, and, to some extent, its positions in Federal funds sold, which it inventories to accommodate unexpected member needs for liquidity.
In the 2010 first quarter as in the same period in 2009, the primary source of funds for the FHLBNY continued to be through issuance of consolidated obligation bonds and discount notes. Discount notes are consolidated obligations with maturities up to one year, and consolidated bonds have maturities of one year or longer. The mix between the use of discount notes and bonds has fluctuated during the 2010 first quarter and through 2009, partly because of fluctuations in the market pricing of discount notes relative to the pricing of fixed-rate bonds with similar maturities, and partly because of the price attractiveness of short-term callable and non-callable bonds that could be swapped back to 3-month LIBOR rates, as an alternative to discount notes. In the 2010 first quarter, the Bank decreased its issuances of discount notes mainly because of unfavorable pricing relative to alternative funding, primarily through the use of short-term callable bonds. On an option adjusted basis the effective duration of such callable bonds was shorter than its contractual maturities and achieved the Bank’s asset/liability management profile.

Advances
The FHLBNY’s primary business is making collateralized loans, known as “advances”, to members.
Reported book value of advances was $88.9 billion at March 31, 2010, compared to $94.3 billion at December 31, 2009. Advance book value included fair value basis adjustments of $3.8 billion at March 31, 2010, almost unchanged from $3.6 billion at December 31, 2009. Fair value basis adjustments of hedged advances were recorded under the hedge accounting provisions. When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction.
Par amounts of advances outstanding have been steadily declining through the four quarters in 2009 and that trend continued through the 2010 first quarter.
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and term funding driven by economic factors, such as availability to the Bank’s members of alternative funding sources that are more attractive, or by the interest rate environment, and the outlook for the economy. Members may choose to prepay advances (which may incur prepayment penalty fees) based on their expectations of interest rate changes and demand for liquidity. Demand may also be influenced by the dividend payout to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership and activity stock. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by members of another FHLBank or a non-member, they no longer qualify for membership and the FHLBNY may not offer renewals or additional advances to non-members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight lending if the former member borrowed short-term and overnight advances.
The FHLBNY’s readiness to be a reliable provider of well-priced funds to our members reflects the FHLBNY’s ability to raise funding in the marketplace through the issuance of consolidated obligation bonds and discount notes to domestic and global investors.

Advances — Product Types
The following table summarizes par values of advances by product type (dollars in thousands):
Table 16: Advances by Product Type

	March 31, 2010		December 31, 2009
		Percentage		Percentage
	Amounts	of total	Amounts	of total

Adjustable Rate Credit — ARCs	$12,838,850	15.09%	$14,100,850	15.54%
Fixed Rate Advances	67,956,476	79.86	71,943,468	79.29
Short-Term Advances	1,979,178	2.33	2,173,321	2.39
Mortgage Matched Advances	583,597	0.68	606,883	0.67
Overnight Line of Credit (OLOC) Advances	734,835	0.86	926,517	1.02
All other categories	1,002,240	1.18	986,661	1.09

Total par value	85,095,176	100.00%	90,737,700	100.00%

Discount on AHP Advances	(244)		(260)
Hedging adjustments	3,763,821		3,611,311

Total	$88,858,753		$94,348,751

Fixed-rate advances and Adjustable-rate advances (“ARCs”) have been the more significant products that have declined at March 31, 2010 relative to December 31, 2009.
Member demand for advance products
Adjustable Rate Advances (“ARC Advances”) — ARC advances have declined steadily through 2009 and that trend has continued into the 2010 first quarter, as demand has remained weak. Generally, the FHLBNY’s larger members have been the more significant borrowers of ARCs.
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
Member demand for fixed-rate advance was very soft in the 2010 first quarter, and it appears that members are uncertain about locking into long-term advances perhaps because of unfavorable pricing of longer-term advances, or an uncertain outlook over the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for fixed-rate loans. The decline in demand for fixed-rate advances has been a trend over the past several quarters.

A significant component of Fixed-rate advances is putable advances. Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances because of the “put” feature that the Bank purchases from the member, driving down the coupon on the advance. With a putable advance, the FHLBNY has the right to exercise the put option and terminate the advance at predetermined exercise date (s), which the FHLBNY normally would exercise when interest rates rise, and the borrower may then apply for a new advance at the then prevailing coupon and terms. In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term-advances. The price advantage of a putable advance increases with the numbers of puts sold and the length of the term of a putable advance.
Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from two days to 30 years.
Member demand for the competitively priced putable advances had remained steady through the third quarter in 2009, contracted somewhat in the fourth quarter of 2009, and declined in the 2010 first quarter as maturing putable advances were either not replaced, or replaced by bullet advance (without the put feature). Putable advances stood at $38.6 billion at March 31, 2010, compared to $41.4 billion at December 31, 2009.
Short-term Advances — Demand for Short-term fixed-rate advances has remained very weak in the 2010 first quarter, a continuing trend from 2009. By way of contrast, the outstanding balance was $7.8 billion at December 31, 2008.
Overnight Line of Credit (“OLOC Advances”) — Overnight borrowings also remained lackluster in 2010 a continuation of the trend seen in 2009. Member demand for the OLOC Advances may also reflect the seasonal needs of certain member banks for their short-term liquidity requirements. Some large members also use OLOC advances to adjust their balance sheet in line with their own leverage targets.
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
One member was acquired by a non-member financial institution in the 2010 first quarter. The former member is not considered to have a significant borrowing potential. There were no members acquired by non-members in the same period in 2009.

Early Prepayment of Advances
Early prepayment initiated by members and former members is another important factor that impacts advances to members. The FHLBNY charges a member a prepayment fee when the member prepays certain advances before the original maturity. Member initiated prepayments in the 2010 first quarter were not significant ($0.2 billion in par amounts of advances), compared to $3.0 billion in the same period in 2009. As a result, prepayment fees were not significant in the 2010 first quarter. In contrast, prepayment fees in the same period in 2009 totaled $19.1 million. For advances that are prepaid and hedged under hedge accounting rules, the FHLBNY generally terminates the hedging relationship upon prepayment and adjusts the prepayments fees received for the associated fair value basis of the hedged prepaid advance.
Impact of Derivatives and hedging activities to the balance sheet carrying values of Advances
The Bank hedges certain advances by the use of both cancellable and non-cancellable interest rate swaps. These qualify as fair value hedges under the derivatives and hedge accounting rules. Recorded fair value basis adjustments to advances in the Statements of Condition were a result of these hedging activities. The Bank hedges the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR and is also the discounting basis for computing changes in fair values of hedged advances. Fair value changes of qualifying hedged advances under the derivatives and hedge accounting rules are recorded in the Statements of Income as a Net realized and unrealized gain (loss) on derivative and hedging activities, a component of Other income (loss). An offset is recorded as a fair value basis adjustment to the carrying amount of the advances in the Statements of Condition.
Derivative transactions are employed to hedge fixed-rate advances in the following manner and to achieve the following principal objectives:
The FHLBNY:
•	Makes extensive use of the derivatives to restructure interest rates on fixed-rate advances, both putable and non-putable (“bullet”), to better match the FHLBNY’s cash flows, to enhance yields, and to manage risk from a changing interest rate environment.
•	Converts at the time of issuance, certain simple fixed-rate bullet and putable fixed-rate advances into synthetic floating-rate advances by the simultaneous execution of interest rate swaps that convert the cash flows of the fixed-rate advances to conventional adjustable rate instruments tied to an index, typically 3-month LIBOR.
•	Uses derivatives to manage the risks arising from changing market prices and volatility of a fixed coupon advance by matching the cash flows of the advance to the cash flows of the derivative, and making the FHLBNY indifferent to changes in market conditions. Putable advances are typically hedged by an offsetting derivative with a mirror-image call option with identical terms.
•	Adjusts the reported carrying value of hedged fixed-rate advances for changes in their fair value (“fair value basis” or “fair value”) that are attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for advances in the Statements of Condition include fair value hedge basis adjustments.

The most significant element that impacts balance sheet reporting of advances is the recording of fair value basis adjustments to the carrying value of advances in the Statements of Condition. In addition, when putable advances are hedged by cancellable swaps, the possibility of exercise of the call shortens the expected maturity of the advance. The impact of derivatives to the Bank’s income is discussed in this MD&A under “Results of Operations”. Fair value basis adjustments as measured under the hedging rules are impacted by hedge volume, the interest rate environment, and the volatility of the interest rates.
Hedge volume — The Bank primarily hedges putable advances and certain “bullet” fixed-rate advances that qualify under the hedging provisions of the accounting standards for derivatives and hedging, and as economic hedges when the hedge accounting provisions are operationally difficult to establish, or a high degree of hedge effectiveness cannot be asserted.
At March 31, 2010, $63.3 billion of interest rate swaps hedged fixed-rate advances, compared to $66.0 billion at December 31, 2009. Except for an insignificant notional amount of derivatives that were designated as economic hedges of advances, the swaps were in a qualifying hedging relationship under the accounting standards for derivatives and hedging. Decline in the use of derivatives was consistent with the contraction of fixed-rate advances, which the FHLBNY typically hedges to convert fixed-rate cash flows to LIBOR-indexed cash flows through the use of interest rate swaps.
The largest component of interest rate swaps hedging advances at March 31, 2010 and December 31, 2009 was comprised of cancellable swaps that hedged $37.4 billion and $41.4 billion in putable advances at those dates, and the change is in line with the decline in putable advances. Generally, the Bank hedges almost all putable advances with a cancellable interest rate swap. The put option in the advance is owned by the FHLBNY and mirrors the cancellable swap option terms owned by the swap counterparty. The Bank’s putable advance contains a put option purchased by the Bank from the member. Under the terms of the put option, the Bank has the right to terminate the advance at agreed upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then prevailing market rates and at the then existing terms and conditions. Non-cancellable swaps were $26.0 billion at March 31, 2010, almost unchanged from December 31, 2009.
In addition, certain LIBOR-indexed advances have “capped” coupons that are in effect sold to borrowers. The fair value changes of the sold caps are offset by fair value changes of purchased options (caps) with mirror-image terms. Fair value changes of caps due to changes in the benchmark rate and option volatilities are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities in the Statements of Income. Notional amounts of purchased interest rate caps to “hedge” embedded caps were $0.3 billion and $0.4 billion at March 31, 2010 and December 31, 2009, and were designated as economic hedges of caps embedded in the variable-rate advances borrowed by members.

Fair value basis adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the Statements of Condition were associated with hedging activities under the hedge accounting provisions. Advances designated at inception as economic hedges do not have any basis adjustments and these were insignificant. The reported carrying values of advances at March 31, 2010 included net unrealized fair value basis gains of $3.8 billion slightly up from $3.6 billion at December 31, 2009. Such unrealized gains were consistent with the forward yield curve at March 31, 2010 and December 31, 2009 that were projecting forward rates below the contractual coupons of hedged fixed-rate advances. Hedged-fixed rate advances had been issued in prior periods at the then prevailing higher interest-rate environment, and since hedged advances are typically fixed-rate, in a lower interest rate environment relative to the coupons of the advances, fixed-rate advances will exhibit net unrealized fair value basis gains.
Unrealized gains from fair value basis adjustments to advances were almost entirely offset by net fair value unrealized losses of the derivatives associated with the fair value hedges of advances, thereby achieving the Bank’s hedging objectives of mitigating fair value basis risk.
The fair value basis gains of $3.8 billion were generated from $63.3 billion of interest rate swaps that qualified under hedge accounting rules at March 31, 2010. At December 31, 2009, fair value basis gains were $3.6 billion and the notional amounts of swaps in hedge qualifying relationships were $66.0 billion.
The relatively small increase in net fair value basis adjustments of hedged Advances was primarily caused by the flattening of forward interest rates at March 31, 2010, relative to December 31, 2009, with the 5-year and 7-year forward rates a little below the same yields projected at December 31, 2009. At March 31, 2010, the yield curve was forecasting 2.56% and 3.28% on the 5-year and 7-year swap curves, compared to 2.68% and 3.38% at December 31, 2009. Fair values of hedged fixed-rate advances typically gain value when interest rates decline.

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
The FHLBNY’s practice is not to lend unsecured funds to members, including overnight Federal funds sold and certificates of deposits. The FHLBNY does not preclude or specifically seek out investments any differently than it would in the normal course of acquiring securities for investments, unless it is prohibited by existing regulations. Unsecured lending to members is not prohibited by Finance Agency regulations or Board of Directors’ policy. The FHLBNY is prohibited from purchasing a consolidated obligation issued directly by another FHLBank, but may acquire consolidated obligations for investment in the secondary market after the bond settles. There were no investments in consolidated obligations by the FHLBNY at March 31, 2010 or December 31, 2009.
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

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments) between March 31, 2010 and December 31, 2009. Amounts are after writing down (at the time of credit related OTTI) held-to-maturity impaired securities to fair values. No securities classified as available-for-sale were OTTI. (dollars in thousands):
Table 17: Investments by Categories

	March 31,	December 31,	Dollar	Percentage
	2010	2009	Variance	Variance

State and local housing finance agency obligations [1]	$749,841	$751,751	$(1,910)	(0.25)%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,641,921	2,240,564	401,357	17.91
Held-to-maturity securities, at carrying value	9,026,441	9,767,531	(741,090)	(7.59)

	12,418,203	12,759,846	(341,643)	(2.68)

Grantor trusts [2]	12,893	12,589	304	2.41
Federal funds sold	3,130,000	3,450,000	(320,000)	(9.28)

Total investments	$15,561,096	$16,222,435	$(661,339)	(4.08)%

[1]	Classified as held-to-maturity securities, at carrying value

[2]	Classified as available-for-sale securities, at fair value and represents investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts
Long-term investments
At March 31, 2010 and December 31, 2009, investments with original long-term contractual maturities were comprised of mortgage- and asset-backed securities, and investment in securities issued by state and local housing agencies. These investments were classified as either held-to-maturity or available-for-sale securities in accordance with accounting standard on investments in debt and equity securities as amended by the guidance on recognition and presentation of other-than-temporary impairments. Several grantor trusts have been established and owned by the FHLBNY to fund current and potential future payments to retirees for supplemental pension plan obligations. The trust funds are invested in fixed-income and equity funds, which were classified as available-for-sale.
Mortgage-backed securities — By issuer
Issuer composition of held-to-maturity mortgage-backed securities was as follows (carrying values; dollars in thousands):
Table 18: Mortgage-Backed Securities — By Issuer

	March 31,	Percentage	December 31,	Percentage
	2010	of total	2009	of total

U.S. government sponsored enterprise residential mortgage-backed securities	$7,648,745	84.73%	$8,482,139	86.84%
U.S. agency residential mortgage-backed securities	150,882	1.67	171,531	1.76
U.S. government sponsored enterprise commercial mortgage-backed securities	174,048	1.93	—	—
U.S. agency commercial mortgage-backed securities	49,342	0.55	49,526	0.51
Private-label issued securities backed by home equity loans	400,172	4.43	417,151	4.27
Private-label issued residential mortgage-backed securities	407,552	4.52	444,906	4.55
Private-label issued securities backed by manufactured housing loans	195,700	2.17	202,278	2.07

Total Held-to-maturity securities-mortgage-backed securities	$9,026,441	100.00%	$9,767,531	100.00%

Held-to-maturity mortgage — and asset-backed securities (“MBS”) — Government sponsored enterprise (“GSE”) and U.S. government agency issued MBS totaled $8.0 billion and $8.7 billion at March 31, 2010 and December 31, 2009. They represented 88.9% and 89.1% of total MBS classified as held-to-maturity (“HTM”) at those dates. Privately issued mortgage-backed securities made up the remaining 11.1% and 10.9% at March 31, 2010 and December 31, 2009. The Bank’s conservative purchasing practice over the years is evidenced by the high concentration of MBS issued by the GSEs.
Local and housing finance agency bonds — The FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) classified as held-to-maturity. Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing. No additions were made in the 2010 first quarter.
Available-for-sale securities — The FHLBNY classifies investments that it may sell before maturity as available-for-sale (“AFS”) and carries them at fair value. Fair value changes are recorded in AOCI until the security is sold or is anticipated to be sold. Composition of FHLBNY’s available-for-sale securities was as follows (dollars in thousands):
Table 19: Available-for-Sale Securities — Composition

	March 31,	Percentage	December 31,	Percentage
	2010	of total	2009	of total

Fannie Mae	$1,949,487	73.79%	$1,544,500	68.93%
Freddie Mac	692,434	26.21	696,064	31.07

Total AFS mortgage-backed securities	2,641,921	100.00%	2,240,564	100.00%

Grantor Trusts — Mutual funds	12,893		12,589

Total Available-for-sale portfolio	$2,654,814		$2,253,153

At March 31, 2010 and December 31, 2009, all 100 percent of AFS portfolio of mortgage-backed securities was comprised of securities issued by Fannie Mae and Freddie Mac. The Bank acquired several GSE issued, triple-A rated MBS in the 2010 first quarter with a total book value of $581.9 million. Two grantor trusts, established to fund current and potential future payments to retirees for supplemental pension plan obligations, were invested in money market funds, fixed-income and equity funds, which are also designated as available-for-sale.
For more information and analysis with respect to investment securities, see Investment Quality in the section captioned Asset Quality and Concentration — Advances, Investment securities, Mortgage loans, and Counterparty risks in this MD&A. Also see Notes 4 and 5 to the unaudited financial statements in this report.

External rating information of the held-to-maturity portfolio was as follows. (Carrying values; in thousands):
Table 20: External Rating of the Held-to-Maturity Portfolio

	March 31, 2010
					Below
					Investment
	AAA-rated	AA-rated	A-rated	BBB-rated	Grade	Total

Long-term securities
Mortgage-backed securities	$8,488,404	$198,230	$153,756	$29,719	$156,332	$9,026,441
State and local housing finance agency obligations	72,172	600,019	21,430	56,220	—	749,841

Total Long-term securities	8,560,576	798,249	175,186	85,939	156,332	9,776,282

Short-term securities
Certificates of deposit	—	—	—	—	—	—

Total	$8,560,576	$798,249	$175,186	$85,939	$156,332	$9,776,282

	December 31, 2009
					Below
					Investment
	AAA-rated	AA-rated	A-rated	BBB-rated	Grade	Total

Long-term securities
Mortgage-backed securities	$9,205,018	$299,314	$65,921	$31,261	$166,017	$9,767,531
State and local housing finance agency obligations	72,992	601,109	21,430	56,220	—	751,751

Total Long-term securities	9,278,010	900,423	87,351	87,481	166,017	10,519,282

Short-term securities
Certificates of deposit	—	—	—	—	—	—

Total	$9,278,010	$900,423	$87,351	$87,481	$166,017	$10,519,282

External rating information of the available-for-sale portfolio was as follows (Carrying values of AFS investments are at fair values; in thousands):
Table 21: External Rating of the Available-for-Sale Portfolio

	March 31, 2010
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,641,921	$—	$—	$—	$—	$2,641,921
Other — Grantor trusts	—	—	—	—	12,893	12,893

Total	$2,641,921	$—	$—	$—	$12,893	$2,654,814

	December 31, 2009
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,240,564	$—	$—	$—	$—	$2,240,564
Other — Grantor trusts	—	—	—	—	12,589	12,589

Total	$2,240,564	$—	$—	$—	$12,589	$2,253,153

Weighted average rates — Mortgage-backed securities
The following table summarizes weighted average rates and amounts by contractual maturities. A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change with changes in the indexed LIBOR rate (dollars in thousands):
Table 22: Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	March 31, 2010		December 31, 2009
	Amortized	Weighted	Amortized	Weighted
	Cost	Average rate	Cost	Average rate
Mortgage-backed securities
Due in one year or less	$—	—%	—	—%
Due after one year through five years	2,380	6.25	2,663	6.25
Due after five years through ten years	1,236,112	4.69	1,140,153	4.78
Due after ten years	10,524,060	3.08	10,977,950	3.21

Total mortgage-backed securities	$11,762,552	3.25%	$12,120,766	3.36%

Credit Impairment analysis (Other-than-temporary Impairment — OTTI)
Management evaluates its investments for OTTI on a quarterly basis, under amended OTTI guidance issued by the Financial Accounting Standards Board (“FASB”) in the first quarter of 2009. This amended OTTI guidance, which the FHLBNY early adopted in the 2009 first quarter, results in only the credit portion of OTTI securities being recognized in earnings. The noncredit portion of OTTI, which represent fair value losses of OTTI securities is recognized in AOCI. Prior to the adoption of the amended guidance, if an impairment was determined to be other-than-temporary, the impairment loss recognized in earnings was equal to the entire difference between the security’s amortized cost basis and its fair value. The FHLBNY had not determined any security as impaired prior to 2009. Beginning with the quarter ended September 30, 2009, and at December 31, 2009 and March 31, 2010, the FHLBNY performed its OTTI analysis by cash flow testing 100% of it private-label MBS. At December 31, 2008, and at the two interim quarters ended June 30, 2009, the FHLBNY’s methodology was to analyze all of its private-label MBS to isolate securities that were considered to be at risk of OTTI and to perform cash flow analysis on securities at risk of OTTI.
In the 2010 first quarter, the FHLBNY identified credit impairment on five HTM private-label mortgage-backed securities. Cash flow assessments of the expected credit performance of the five securities resulted in the recognition of $3.4 million as other-than-temporary impairment (“OTTI”) and was a charge to earnings. All five securities had been previously determined to be OTTI in 2009, and the additional impairment (re-impairment) in the 2010 first quarter was due to further deterioration in the credit default rates of the five securities. The non-credit portion of OTTI recorded in AOCI was not significant.
In the 2009 first quarter, the Bank’s cash flow impairment analysis determined two private-label MBS were credit impaired and credit related OTTI of $5.3 million were charged to earnings. The non-credit portion of OTTI recorded in AOCI was $9.9 million.
Of the five credit impaired securities, four securities are insured by bond insurer Ambac, and one by MBIA. The Bank’s analysis of Ambac concluded that the bond insurer could not be relied upon to make whole future credit losses due to projected collateral shortfalls of the impaired securities beyond March 31, 2010. Analysis of MBIA concluded that insurance support could be relied upon for shortfalls up until June 30, 2011, beyond which date, MBIA’s financial resources would be such that insurance protection could not be relied upon.

Based on detailed cash flow credit analysis on a security level at March 31, 2010, the Bank has concluded that other than the five securities determined to be credit impaired in the 2010 first quarter, the gross unrealized losses for the remainder of Bank’s investment securities were primarily caused by interest rate changes, credit spread widening and reduced liquidity, and the securities were temporarily impaired as defined under the new guidance for recognition and presentation of other-than-temporary impairment.
Fair values of investment securities
In an effort to achieve consistency among all of the FHLBanks on the pricing of investments in mortgage-backed securities, in the third quarter of 2009 the FHLBanks formed the MBS Pricing Governance Committee which was responsible for developing a fair value methodology for mortgage-backed securities that all FHLBanks could adopt. Consistent with the guidance from the Governance Committee, the FHLBNY changed the methodology used to estimate the fair value of mortgage-backed securities as of September 30, 2009. Under the approved methodology, the Bank requests prices for all mortgage-backed securities from four specified third-party vendors, and, depending on the number of prices received for each security, selected a median or average price as defined by the methodology. If four prices are received by the FHLBNY from the pricing vendors, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to additional validation. The computed prices are tested for reasonableness using tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the median pricing methodology as described above would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis of all relevant facts and circumstances that a market participant would consider.
As of March 31, 2010, four vendor prices were received for substantially all of the FHLBNY’s MBS holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supported the FHLBNY’s conclusion that the final computed prices were reasonable estimates of fair value. While the FHLBNY adopted this common methodology, the fair values of mortgage-backed investment securities are still estimated by FHLBNY’s management which remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.
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
These pricing vendors typically employ valuation techniques that incorporate benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing, as may be deemed appropriate for the security. Such inputs into the pricing models employed by pricing services for most of the Bank’s investments are market based and observable and are considered Level 2 of the fair value hierarchy.
The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 of the fair value hierarchy because of the current lack of significant market activity so that the inputs may not be market based and observable. At March 31, 2010 and December 31, 2009, all private-label mortgage-backed securities were classified as held-to-maturity and were recorded in the balance sheet at their carrying values. Carrying value of a security is the same as its amortized cost, unless the security is determined to be OTTI. In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.

Prior to the adoption of the new pricing methodology in the 2009 third quarter, the Bank used a similar process that utilized three third-party vendors and similar variance thresholds. This change in pricing methodology did not have a significant impact on the Bank’s estimated fair values of its mortgage-backed securities.
For a comparison of carrying values and fair values of mortgage-backed securities, see Notes 4 and 5 to the unaudited financial statements in this report.
In the 2010 first quarter, five held-to-maturity private-label mortgage-backed securities were deemed to be OTTI. All five securities were previously determined to be credit impaired. In the Statement of Condition at March 31, 2010, the carrying values of certain of the held-to-maturity securities determined to be OTTI were written down to $23.1 million, their fair values, which were classified as Level 3 financial instruments within the fair value hierarchy. This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the impaired securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities.
For more information about the corroboration and other analytical procedures performed by the FHLBNY, see Note 1 — Significant Accounting Policies and Estimates, and Note 17 — Fair values of financial instruments to the financial statements accompanying this report. Examples of securities priced under such a valuation technique, which are classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined in the accounting standards for fair value measurements and disclosures, include GSE issued collateralized mortgage obligations and money market funds.
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
Federal funds sold — Historically, the FHLBNY has been a provider of Federal funds to its members, allowing the FHLBNY to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands. At March 31, 2010 and December 31, 2009, Federal funds sold totaled $3.1 billion and $3.5 billion.
Cash collateral pledged — Cash deposited by the FHLBNY as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition. The FHLBNY generally executes derivatives with major banks and broker-dealers and typically enters into bilateral collateral agreements. When the FHLBNY’s derivatives are in a net unrealized loss position as a liability from the FHLBNY’s perspective, counterparties are exposed and the Bank would be called upon to pledge cash collateral to mitigate the counterparties’ credit exposure. Collateral agreements include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed upon thresholds. At March 31, 2010 and December 31, 2009, the Bank had deposited $2.2 billion in interest-earning cash as pledged collateral to derivative counterparties. Typically, such pledges earn interest at the overnight Federal funds rate.

Mortgage Loans held-for-portfolio
At March 31, 2010 and December 31, 2009, the portfolio of mortgage loans was comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”) and Community Mortgage Asset loans (“CMA”). More details about the MPF program can be found in Mortgage Partnership Finance Program under the caption Acquired Member Assets Program in this MD&A. In the CMA program, the FHLBNY holds participation interests in residential and community development mortgage loans. Acquisition of participations under the CMA program was suspended indefinitely in November 2001 and the loans are being paid down under their contractual terms.
MPF Program — Paydowns slightly outpaced acquisitions at March 31, 2010. The FHLBNY does not expect the MPF loans to increase substantially, and the Bank provides this product to its members as another alternative for them to sell their mortgage production.
CMA Program — The amortized cost basis of loans in the CMA program, which has not been active since 2001, has been declining steadily over time, and were not material.
Mortgage loans by loan type
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):
Table 23: Mortgage Loans by Loan Type

	March 31, 2010		December 31, 2009
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Real Estate:
Fixed medium-term single-family mortgages	$370,316	28.72%	$388,072	29.43%
Fixed long-term single-family mortgages	915,447	70.98	926,856	70.27
Multi-family mortgages	3,881	0.30	3,908	0.30

Total par value	1,289,644	100.00%	1,318,836	100.00%

Unamortized premiums	8,853		9,095
Unamortized discounts	(5,209)		(5,425)
Basis adjustment [1]	(339)		(461)

Total mortgage loans held-for-portfolio	1,292,949		1,322,045
Allowance for credit losses	(5,179)		(4,498)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,287,770		$1,317,547

[1]	Represents fair value basis of open and closed delivery commitments.

Deposit Liabilities
Deposit liabilities comprised of member deposits and, from time-to-time, may also include unsecured overnight borrowings from other FHLBanks.
Member deposits — The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Deposits at March 31, 2010 grew to $7.9 billion, an increase of $5.3 billion, primarily due to deposits placed by a U.S. government agency in the 2010 first quarter. The Bank may accept deposits from governmental and semi-governmental institutions in addition to member deposit. Fluctuations in member deposits have little impact on the Bank and are not a significant source of liquidity for the Bank.
Borrowings from other FHLBanks — The Bank borrows from other FHLBanks, generally for a period of one day and at market terms. There were no borrowings in the 2010 first quarter or in the same period in 2009.

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
The FHLBanks also issue global consolidated obligations-bonds. Effective in January 2009, a debt issuance process was implemented by the FHLBanks and the Office of Finance to provide a scheduled monthly issuance of global bullet consolidated obligations-bonds. As part of this process, management from each of the FHLBanks will determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s capital to total system capital. If the FHLBanks’ commitments exceed the minimum debt issue size, the proceeds are allocated based on relative capital of the FHLBanks’ with the allocation limited to the lesser of the allocation amount or actual commitment amount. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. The FHLBanks can, however, pass on any scheduled calendar slot and not issue any global bullet consolidated obligation bonds upon agreement of eight of the 12 FHLBanks.

In the third quarter of 2008, each FHLBank, including the FHLBNY, entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), as authorized by the Housing Act. The GSECF was designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF would be considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings would be agreed to at the time of issuance. Loans under the Lending Agreement were to be secured by collateral acceptable to the U.S. Treasury, which consisted of FHLBank advances to members that had been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank was required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral updated on a weekly basis. As of December 31, 2009, the FHLBNY had provided the U.S. Treasury listings of advance collateral amounting to $10.3 billion, which provided for maximum borrowings of $9.0 billion at December 31, 2009. As of December 31, 2009, no FHLBank had drawn on this available source of liquidity. The GSECF authorization expired on December 31, 2009.
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
Highlights — Debt issuance and funding management
The Bank’s consolidated obligations outstanding continued to shrink in the 2010 first quarter, dropping an additional $12.6 billion from December 31, 2009, in part due to the contraction of the Bank’s advance business, and in part due to lower balance sheet leverage, and reduction in overall funding requirements.
The primary source of funds for the FHLBNY continued to be through issuance of consolidated bonds and discount notes. Reported amounts of consolidated obligations outstanding, comprising of bonds and discount notes, at March 31, 2010 and December 31, 2009, were $92.2 billion and $104.8 billion, and funded 86.0% and 91.6% of Total assets at those dates. These financing ratios have remained substantially unchanged over the years at around 90 percent, indicative of the stable funding strategy pursued by the FHLBNY. Fixed-rate non-callable debt remains the largest component of consolidated obligation debt at March 31, 2010. In the 2010 first quarter, in response to market conditions for FHLBank debt, the FHLBNY shifted its funding strategy, reducing its issuance of discount notes while increasing the utilization of callable debt.

Market trends for FHLBank debt — The cost of term debt issuance has continued to be under pressure in the 2010 first quarter. In 2009, key investors from Asia and central banks had reduced acquisitions of FHLBank debt and limited their participation in debt issuances. Towards the latter part of the 2010 first quarter, there was encouraging signs of the return of central banks from Asia to FHLBank debt issuances and increased participation in the debt offerings.
During the 2010 first quarter, the FHLBanks priced $154 billion of consolidated bonds, just $2.4 billion more than during the fourth quarter of 2009. However, weighted-average bond funding costs deteriorated significantly during the 2010 first quarter, with March 2010 witnessing the lowest weighted-average monthly bond pricing spreads since February 2009. The compression of swapped funding levels of FHLBank consolidated bonds to LIBOR has effectively driven up the cost of funding for the FHLBank debt as much of FHLBank fixed-rate debt is swapped back to LIBOR.
With credit markets returning to normalcy, money market fund balances have been in decline, and resulted in lower volumes of issuances of discount notes. In 2009, the money market funds and other domestic fund had become key drivers of the increased demand for FHLBank discount notes and short-term debt. In the 2010 first quarter, money market funds were experiencing a steady outflow of funds, limiting additional demand for discount notes longer than 2-months.
Over the next several months, the money market funds, a significant investor base for FHLBank short-term debt and discount notes, will face two major changes. First, the newly released amendments to SEC’s Rule 2a-7, which governs money market funds, is expected to impact FHLBank discount notes as well as FHLBank issued short maturity callable and floating-rate bonds. Second, the initiation of the Federal Reserve Board’s short-term reverse repurchase program may lead to higher yields demanded by investors for shorter term paper, including FHLBank issued discount notes.
Amendment to Rule 2a-7, effective in May 2010, tightens the credit restrictions on money funds, who will be required to purchase a greater percentage of first tier securities, and is likely to benefit FHLBank issued discount notes due to the triple A rating ascribed to the debt. However, the FRB’s reverse repurchase program is likely to create new challenges for short-term funding. In this program, the Fed will lend securities for up to 65 days in exchange for cash, a move that could lead to less liquidity in the debt markets, higher “repo” rates, and higher U.S. Treasury bill rates. In summary, these changes would result in higher yields demanded by investors for FHLBank issued discount notes.
Beginning with the fourth quarter of 2009 and continuing into the 2010 first quarter, FHLBank issuances of short-term bullet debt were scaled back as investor interest was much more in the comparable callable FHLBank debt and callable step-up bonds. With the gradual steepening of the yield curve, step-up bond coupons have become more attractive, and investors saw opportunities to hedge their yields in a rising rate environment.
The outlook for the issuances of longer-term debt is still uncertain. It remains uneconomical for the FHLBanks to issue longer-term debt. Yields demanded by investors for longer-term FHLBank debt and spreads between 3-month LIBOR and FHLBank long-term debt yield have remained at levels that make it expensive for the FHLBNY to issue term debt and offer longer-term advances to members even if there was sufficient investor demand for such debt.

Debt extinguishment — No debt was transferred to another FHLBank in the 2010 first quarter and the same period in 2009.
Consolidated obligation bonds
The following summarizes types of bonds issued and outstanding (dollars in thousands):
Table 24: Consolidated Obligation Bonds by Type

	March 31, 2010		December 31, 2009
		Percentage of		Percentage of
	Amount	Total	Amount	Total

Fixed-rate, non-callable	$46,480,125	64.82%	$48,647,625	66.31%
Fixed-rate, callable	9,959,800	13.89	8,374,800	11.42
Step Up, non-callable	—	—	53,000	0.07
Step Up, callable	2,871,000	4.01	3,305,000	4.51
Single-index floating rate	12,392,500	17.28	12,977,500	17.69

Total par value	71,703,425	100.00%	73,357,925	100.00%

Bond premiums	108,123		112,866
Bond discounts	(31,714)		(33,852)
Fair value basis adjustments	619,530		572,537
Fair value basis adjustments on terminated hedges	3,226		2,761
Fair value option valuation adjustments and accrued interest	5,613		(4,259)

Total bonds	$72,408,203		$74,007,978

Tactical changes in the funding mix
In the 2010 first quarter, the FHLBNY issued fixed-rate and floating-rate bonds, and discount notes in a mix of issuances to achieve its asset/liability management goals and be responsive to the changing market dynamics. The issuance of bonds has been the primary financing vehicle for the Bank, although the use of term and overnight discount notes remain vital sources of funding because of the ease of issuance of discount notes as a flexible funding tool for day-to-day operations.
As investor demand in the 2010 first quarter shifted away from discount notes to callable debt, the FHLBNY has also been opportunistic in pursuing the debt structure most in demand at a reasonable price consistent with the Bank’s asset/liability match. In the 2010 first quarter, the Bank shifted its funding mix between bonds and discount notes, reducing its issuance of discount notes. The money-market sector, which had become a significant investor segment for FHLBank discount notes during much of the credit crisis, was seeking short-term investments that offered a higher rate of return. As a result, discount note pricing has been adversely impacted, spreads to LIBOR have narrowed, and as a funding tool, discount notes are no longer as attractive as they had been in 2009.
Spread deterioration has not been isolated just to FHLBank discounts notes but across to short-callable bonds as well, although not as significantly. The spread compression to 3-month LIBOR has been a challenge for the FHLBNY as a significant percentage of its fixed-rate debt is swapped to 3-month LIBOR. Since December 31, 2009, the weighted-average bond funding costs have also deteriorated relative 3-month LIBOR and have resulted in increased funding costs on debt swapped to 3-month LIBOR. As a result, the FHLBNY’s net bond funding costs have also deteriorated, with March 2010 witnessing the lowest weighted-average monthly bond spreads to 3-month LIBOR.

While short-term callable bond spreads to LIBOR have also worsened, the spread compression has been relatively small compared to other FHLBank debt structures. Callable bonds became an attractive funding alternative in the 2010 first quarter. Investor demand for short and medium-term callable bonds with call lock-outs of 1-year or less have been encouraging and the FHLBNY has increased issuance of callable bonds. These structures have tended to fill in as a substitute for discount notes. Swapped short-lockout callable bonds offer effective durations that could be as short as a term discount note. In a steepening interest rate environment, the swap counterparty would likely exercise its rights to terminate the swap at the first exercise opportunity, and the FHLBNY would also exercise its right and terminate the debt.
The principal tactical funding strategy changes employed in executing issuances of debt are outlined below:
•	Discount notes — Discount notes outstanding at March 31, 2010 stood at $19.8 billion, averaging $24.6 billion in the 2010 first quarter. In contrast, at December 31, 2009, discount notes totaled $30.8 billion, averaging $41.5 billion in 2009.

The FHLBNY has also stopped it’s issuance of overnight discount notes, in part because of shortage of a ready source of a risk-free overnight asset to fund profitably, in part as a result of worsening pricing of overnight discount note, and in part because the FHLBNY has determined that term discount notes would better match its regulatory liquidity profile.

•	Floating rate bonds — Floating-rate bonds have declined steadily through the four quarters in 2009 and in the 2010 first quarter. Generally, maturing bonds were not replaced because of marketplace perception of a pricing advantage of comparable GSE issued LIBOR-indexed floaters. FHLBank floating-rate bonds outstanding at March 31, 2010 totaled $12.4 billion, consisting primarily of LIBOR-indexed bonds. Outstanding amounts also included $4.6 billion of bonds indexed to the Prime and the Federal funds effective rates. By executing interest rate swaps concurrently with the issuances of the floating-rate bonds and swapping the non 3-month LIBOR indices for 3-month LIBOR, the Bank effectively created variable funding that was indexed to 3-month LIBOR.

•	Non-callable bonds — Non-callable bonds were the primary funding vehicle for the FHLBNY in the 2010 first quarter and in 2009. Issuances of non-callable debt are predicated partly on pricing of such debt and investor demand, and partly on the need to achieve asset/liability management goals. The Bank has made a strong effort to issue fixed-rate longer-term debt and lock-in the relative low rates in the current interest-rate environment. This has been a challenge as investor appetite for term debt has continued to be lukewarm, given investor preference for discount notes, short-term bullets and short lock-out callable debt.

•	Callable-bonds — In the 2010 first quarter, investors were receptive to the FHLBank callable bonds as an alternative to comparable debt available in the capital markets. Execution pricing of short duration callable bonds, relative to 3-month LIBOR, did not fare as poorly as discount notes with equivalent term to maturity. Fixed-rate callable bonds with a one-year maturity and a short lockout call option has been the more popular FHLBank bond structure in the 2010 first quarter. Responding to investor preference, the FHLBNY has issued short lockout callables, with call dates as short as 3 months from issue date. Such debt structures offer an alternative at an attractive pricing to similar maturity discount notes. FHLBank longer-term fixed-rate callable-bonds have not been an attractive investment asset for investors over the last several years, and continued to be under price pressure in the 2010 first quarter.
With a callable bond, the Bank purchases a call option from the investor and the option allows the Bank to terminate the bond at predetermined call dates at par. When the Bank purchases the call option from investors, it typically lowers the cost to the investor, who has traditionally been receptive to callable-bond yields offered by the FHLBNY.

Impact of hedging fixed-rate consolidated obligation bonds
The Bank hedges certain fixed-rate debt by the use of both cancellable and non-cancellable interest rate swaps in fair value hedges under the accounting standards for derivatives and hedging. The Bank may also hedges the anticipatory issuance of bonds under the provisions of “cash flow” hedging rules as provided in the accounting standards for derivatives and hedging.
Net interest accruals from qualifying interest rate swaps under the derivatives and hedge accounting rules are recorded together with interest expense of consolidated obligation bonds in the Statements of Income. Fair value changes of debt in a qualifying fair value hedge are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivative and hedging activities. An offset is recorded as a fair value basis adjustment to the carrying amount of the debt in the balance sheet. Net interest accruals associated with derivatives not qualifying under derivatives and hedge accounting rules are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
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
Fair value basis and valuation adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged bonds. The Bank recorded net unrealized fair value basis losses of $0.6 billion as part of the carrying values of consolidated obligation bonds in the Statements of Condition at March 31, 2010 and December 31, 2009.
Carrying values of bonds designated under the fair value option are also adjusted for valuation adjustments to recognize changes in the full fair value of the bonds elected. At March 31, 2010 and December 31, 2009, the unrealized fair value basis recorded was a gain of $5.6 million and $4.3 million for bonds designated under the FVO.
Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.
Hedge volume — As of March 31, 2010 and December 31, 2009, the Bank had hedged fixed-rate consolidated bonds with interest rate swaps. Notional amounts of swaps outstanding were $32.9 billion at March 31, 2010 ($24.9 billion non-callable; $8.0 billion callable), almost unchanged at December 31, 2009 ($26.1 billion non-callable; $6.8 billion callable). The swaps hedged the fair value risk from changes in the benchmark rate, and were in hedge relationships that qualified under derivatives and hedge accounting rules. These hedges effectively converted the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR. The Bank’s callable bonds contain a call option purchased by the Bank from the investor. Generally, the call option terms mirror the call option terms embedded in a cancellable swap. Under the terms of the call option, the Bank has the right to terminate the bond at agreed upon dates, and the swap counterparty has the right to cancel the swap.
At March 31, 2010 and December 31, 2009, outstanding par value of consolidated obligation bonds elected under the FVO was $6.8 billion and $6.0 billion. These bonds were also hedged by interest rate swaps in hedges designated as economic and discussed below.

Economic hedges — At inception of the hedges, the Bank did not believe that the hedges would be highly effective in offsetting fair value changes between the derivative and the bonds (hedged item), and the FHLBNY accounted for the derivatives as freestanding (economic hedge). Unless designated as an FVO, economic hedges of debt do not generate basis adjustments for the hedged instruments since their carrying values are not adjusted for fair value changes. The carrying values of debt designated under the FVO are adjusted for changes in the full fair values of the debt, not just for changes in the benchmark rate.
Principal economic hedges are summarized below. At March 31, 2010 and December 31, 2009, outstanding notional amounts of swaps designated as economic hedges of consolidated obligation bonds were $26.4 billion and $27.1 billion.
Floating-rate debt — At March 31, 2010 and at December 31, 2009, the FHLBNY had hedged $6.1 billion and $8.0 billion of floating-rate bonds that were indexed to interest rates other than 3-month LIBOR by entering into swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR.
Fixed-rate debt — At March 31, 2010 and December 31, 2009, the FHLBNY had hedged $13.5 billion and $13.1 billion of short-term fixed-rate debt compared.
FVO economic hedge — At March 31, 2010 and December 31, 2009, the FHLBNY had hedged $6.8 billion and $6.0 billion of short-term bonds designated under the FVO.
Impact of changes in interest rate to the balance sheet carrying values of hedged bonds — The carrying amounts of consolidated obligation bonds included fair value basis losses of $0.6 billion at March 31, 2010 and December 31, 2009. Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the two measurement dates, and the value and implied volatility of call options of callable bonds.
Unrealized fair value basis losses at March 31, 2010 and December 31, 2009 were consistent with the forward yield curves at those dates that were projecting forward rates below the fixed-rate coupons of hedge qualifying bonds and bonds designated under the FVO. Most of the hedged bonds had been issued in prior years at the then prevailing higher interest-rate environment. Since such bonds are typically fixed-rate, in a declining interest rate environment fixed-rate bonds exhibit unrealized fair value basis losses, which were recorded as part of the balance sheet carrying values of the hedged debt. In the Statements of Income, such unrealized losses from fair value basis adjustments on hedged bonds were almost entirely offset by net fair value unrealized gains from derivatives associated with the hedged bonds, thereby achieving the Bank’s hedging objectives of mitigating fair value basis risk.
The net fair value basis was an unrealized loss of $0.6 billion at March 31, 2010 and were associated with $32.9 billion of hedged bonds that qualified under hedge accounting rules. The fair value basis amount was almost unchanged from December 31, 2009, primarily because the amount of hedged bond was almost unchanged at the two dates. The forward rates were relatively flat between those two dates. While short-term rates, as illustrated by the 3-month LIBOR rate inched up by about 4 basis points to 29.15 basis points at March 31, 2010, long-term rates moved just slightly down as the yield curve flattened at March 31, 2010 relative to December 31, 2009, as illustrated by the yields of 2.56% and 3.28% on the 5-year and 7-year swap curves at March 31, 2010, compared to 2.68% and 3.38% at December 31, 2009.

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
The FHLBNY typically uses discount notes to fund short-term advances, longer-term advances with short repricing intervals, putable advances and money market investments.
In March 2010, the SEC published its final rule on money market fund reform, and the rule specifically included FHLBank discount notes with remaining maturities of 60 days or less in its definition of weekly liquid assets. The rule, which will become fully effective mid-year 2010, should help maintain investor demand for shorter-term FHLBank discount notes as the rule also requires money market funds to purchase a greater percentage of first tier securities. On the other hand, the Federal Reserve Board’s “reverse repo” program is likely to reduce liquidity for fund managers who might demand higher yields from their short-term investments, including FHLBank issued discount notes.
The following summarizes discount notes issued and outstanding (dollars in thousands):
Table 25: Discount Notes Outstanding

	March 31, 2010	December 31, 2009

Par value	$19,821,867	$30,838,104

Amortized cost	$19,815,956	$30,827,639
Fair value basis adjustments	—	—

Total	$19,815,956	$30,827,639

Weighted average interest rate	0.15%	0.15%

In the 2010 first quarter, the Bank shifted its funding mix between bonds and discount notes, reducing its issuance of discount notes. The money-market sector, which had become a significant investor segment for FHLBank discount notes during much of the credit crisis, was seeking short-term investments that offered a higher rate of return. Discount note pricing has been adversely impacted, and the spreads to LIBOR have narrowed, and as a funding tool, discount notes are no longer as attractive as they had been in 2009. With limited overnight investment choices to profitably fund using overnight discount notes, the Bank has curtailed the issuance of overnight discount notes.
Because of all the factors outlined above, issuance volume of discount notes declined. In the 2010 first quarter, the Bank issued $27.2 billion of discount notes. In contrast, in the same period in 2009, the Bank issued $190.1 billion.
However, the efficiency of issuing discount notes continues to be a factor in its use as a popular funding vehicle as discount notes can be issued any time and in a variety of amounts and maturities in contrast to other short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms.

As of March 31, 2010 and December 31, 2009, no discount notes were hedged under the accounting standards for derivatives and hedging. The Bank generally hedges discount notes in economic hedges to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed LIBOR. At March 31, 2010 and December 31, 2009, the Bank had $1.7 billion and $3.8 billion of notional amounts of interest rate swaps outstanding that were designated as economic hedges of discount notes to mitigate fair value risk due to changes in LIBOR.
Stockholders’ Capital and Mandatorily Redeemable Capital Stock
Capital Resources — Stockholders’ Capital
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
At March 31, 2010 and December 31, 2009, total capital stock $100 par value, putable and issued and held by members was 48,276,000 shares compared to 50,590,000 shares. Members are required to purchase FHLBNY stock in proportion to the volume of advances borrowed. Decrease in capital stock is in line with the decrease in advances borrowed by members.
Stockholders’ Capital — Stockholders’ Capital comprised of capital stock, retained earnings and Accumulated other comprehensive income (loss) decreased by $227.7 million at March 31, 2010 from December 31, 2009.
Capital stock — Capital stock, par value $100, was $4.8 billion at March 31, 2010, down from $5.1 billion at December 31, 2009. The decrease in capital stock was consistent with decreases in advances borrowed by members. Since members are required to purchase stock as a percentage of advances borrowed from the FHLBNY, a decline in advances will typically result in a decline in capital stock. In addition, under the Bank’s present practice, stock in excess of the amount necessary to support advance activity is redeemed daily by the FHLBNY. Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings under the provisions requiring members to purchase stock to support borrowings and its practice of redeeming excess capital stock.
Retained earnings — Retained earnings declined to $671.5 million at March 31, 2010 from $688.9 million at December 31, 2009. Net income in the 2010 first quarter was $53.6 million, and $71.0 million in dividend payments were made to members. For more information about the Bank’s retained earnings policy, refer to the section Retained Earnings and Dividend in the Bank’s Form 10-K filed on March 25, 2010.
Accumulated other comprehensive income (loss) — Accumulated other comprehensive income (loss) was a net loss of $123.5 million at March 31, 2010, compared to a net loss of $144.5 million at December 31, 2009. The principal components are summarized in Note 13 to the unaudited financial statements accompanying this report.

Mandatorily Redeemable Capital Stock
The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Such capital is considered to be mandatorily redeemable and a liability under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income. Mandatorily redeemable capital stock at March 31, 2010 and December 31, 2009 represented stock held primarily by former members who were no longer members by virtue of being acquired by members of other FHLBanks. Under existing practice, such stock will be repurchased when the stock is no longer required to support outstanding transactions with the FHLBNY.
The FHLBNY reclassifies the stock subject to redemption from equity to liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership.
At March 31, 2010 and December 31, 2009, the amounts of mandatorily redeemable stock classified as a liability stood at $105.2 million and $126.3 million. One member was acquired by a non-member financial institution in the 2010 first quarter. There were no members acquired by non-members in the same period in 2009.
Under existing practice, capital stock held by non-members is repurchased at maturity of the advances borrowed by former members. In accordance with Finance Agency regulations, former members and non-members cannot renew their advance borrowings at maturity. Such capital is considered to be a liability and mandatorily redeemable and subject to the provisions under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.
The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):
Table 26: Roll-Forward Mandatorily Redeemable Capital Stock

	Three months ended March 31,
	2010	2009

Beginning balance	$126,294	$143,121
Capital stock subject to mandatory redemption reclassified from equity	1,410	—
Redemption of mandatorily redeemable capital stock [1]	(22,512)	(3,160)

Ending balance	$105,192	$139,961

Accrued interest payable	$1,495	$1,058

[1]	Redemption includes repayment of excess stock. (The annualized accrual rates were 5.60% for March 31, 2010 and 3.00% for March 31, 2009.)

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
The FHLBNY uses derivatives in three ways: (1) as a fair value or cash flow hedge of an underlying financial instrument or as a cash flow hedge of a forecasted transaction; (2) as intermediation hedges to offset derivative positions (e.g., caps) sold to members; and (3) as an economic hedge, defined as a non-qualifying hedge of an asset or liability and used as an asset/liability management tool. The FHLBNY uses derivatives to adjust the interest rate sensitivity of consolidated obligations to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities. In addition, the FHLBNY uses derivatives to: offset embedded options in assets and liabilities to hedge the market value of existing assets, liabilities, and anticipated transactions; or to reduce funding costs. For additional information see Note 16 — Derivatives and hedging activities to the financial statements accompanying this report.

The following table summarizes the principal derivatives hedging strategies as of March 31, 2010 and December 31, 2009:
Table 27: Derivative Hedging Strategies

				December 31, 2009
			March 31, 2010 Notional	Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	Amount (in millions)	(in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Economic Hedge of fair value risk	$107	$123
Pay fixed, receive floating interest rate swap cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$37,361	$40,252
Pay fixed, receive floating interest rate swap no longer cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable	Fair Value Hedge	$2,533	$2,283
Pay fixed, receive floating interest rate swap non-cancelable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable	Fair Value Hedge	$23,387	$23,367
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of fair value risk	$278	$390
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate	Economic Hedge of fair value risk	$13,483	$13,113
Receive fixed, pay floating interest rate swap cancelable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$7,996	$6,785
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$290	$108
Receive fixed, pay floating interest rate swap non-cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$24,554	$25,982
Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate	Economic Hedge of fair value risk	$1,664	$3,784
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation debt	Cash flow hedge	$150	$—
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of cash flows	$4,625	$6,035
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of cash flows	$1,450	$1,950
Receive fixed, pay floating interest rate swap cancelable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$6,425	$5,690
Receive fixed, pay floating interest rate swap non-cancelable	Fixed rate callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$350	$350
Pay fixed, receive floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$—	$1,050
Receive fixed, pay floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$—	$1,050
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892	$1,892
Intermediary positions Interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of fair value risk	$330	$320
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
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):
Table 28: Derivatives Financial Instruments by Hedge Designation

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Derivatives in fair value hedging relationships	$96,121,663	$(3,159,736)	$98,776,447	$(3,056,718)
Derivatives in cash flow hedging relationships	150,000	324	—	—
Derivatives not designated as hedging instruments	21,328,821	21,284	27,104,963	31,723
Derivatives matching bonds designated under FVO	6,775,000	4,006	6,040,000	(2,632)
Interest rate caps/floors
Economic-fair value changes	2,170,000	41,067	2,282,000	71,494
Mortgage delivery commitments (MPF)
Economic-fair value changes	3,249	9	4,210	(39)
Other
Intermediation	330,000	349	320,000	352

Total	$126,878,733	$(3,092,697)	$134,527,620	$(2,955,820)

Total derivatives, excluding accrued interest		$(3,092,697)		$(2,955,820)
Cash collateral pledged to counterparties		2,233,154		2,237,028
Cash collateral received from counterparties		—		—
Accrued interest		17,878		(19,104)

Net derivative balance		$(841,665)		$(737,896)

Net derivative asset balance		$9,246		$8,280
Net derivative liability balance		(850,911)		(746,176)

Net derivative balance		$(841,665)		$(737,896)

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
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):
Table 29: Derivative Financial Instruments by Product

	March 31, 2010		December 31, 2009
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Derivatives designated as hedging instruments
Advances-fair value hedges	$63,281,383	$(3,774,203)	$65,901,667	$(3,622,141)
Consolidated obligations-fair value hedges	32,840,280	614,467	32,874,780	565,423
Cash Flow-anticipated transactions	150,000	324	—	—
Derivatives not designated as hedging instruments
Advances-economic hedges	385,308	(960)	513,089	(196)
Consolidated obligations-economic hedges	21,221,513	22,244	24,881,874	36,954
MPF loan-commitments	3,249	9	4,210	(39)
Balance sheet	1,892,000	41,067	1,892,000	71,494
Intermediary positions-economic hedges	330,000	349	320,000	352
Balance sheet-macro hedges swaps	—	—	2,100,000	(5,035)
Derivatives matching bonds designated under FVO
Interest rate swaps-consolidated obligations-bonds	6,775,000	4,006	6,040,000	(2,632)

Total notional and fair value	$126,878,733	$(3,092,697)	$134,527,620	$(2,955,820)

Total derivatives, excluding accrued interest		$(3,092,697)		$(2,955,820)
Cash collateral pledged to counterparties		2,233,154		2,237,028
Cash collateral received from counterparties		—		—
Accrued interest		17,878		(19,104)

Net derivative balance		$(841,665)		$(737,896)

Net derivative asset balance		$9,246		$8,280
Net derivative liability balance		(850,911)		(746,176)

Net derivative balance		$(841,665)		$(737,896)

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
The following table sets forth five year history of the FHLBNY’s advances and mortgage loan portfolios as of March 31, 2010 and December 31, 2009 (in thousands):
Table 30: Advances and Mortgage Loan Portfolios

	March 31,	December 31,
	2010	2009	2008	2007	2006	2005

Advances	$88,858,753	$94,348,751	$109,152,876	$82,089,667	$59,012,394	$61,901,534

Mortgage loans before allowance for credit losses	$1,292,949	$1,322,045	$1,459,291	$1,492,261	$1,484,012	$1,467,525

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

The FHLBNY makes on-site review of borrowers in connection with the evaluation of the borrowers’ pledged mortgage collateral. This review involves a qualitative assessment of risk factors that includes an examination of legal documentation, credit underwriting, and loan-servicing practices on mortgage collateral. The FHLBNY has developed the on-site review process to more accurately value each borrower’s pledged mortgage portfolio based on current secondary-market standards. The results of the review may lead to adjustments in the estimated liquidation value of pledged collateral. The FHLBNY may also make additional market value adjustments to a borrower’s pledged mortgage collateral based on the quality and accuracy of the automated data provided to the FHLBNY. See Tables 31-33 for more information.
Credit Risk and Concentration Risk — Advances
While the FHLBNY has never experienced a credit loss on an advance, the expanded eligible collateral for Community Financial Institutions and non-member housing associates permitted, but not required, by the Finance Agency provides the potential for additional credit risk for the FHLBNY. It is the FHLBNY’s current policy not to accept “expanded” eligible collateral from Community Financial Institutions. The management of the FHLBNY has the policies and procedures in place to appropriately manage credit risk associated with the advance business. In extending credit to a member, the FHLBNY adheres to specific credit policy limits approved by its Board of Directors. The FHLBNY has not established limits for the concentrations of specific types of advances, but management reports the activity in advances to the Board each month. Each quarter, management reports the concentrations of putable advances made to individual members. There were no past due advances and all advances were current at March 31, 2010 or December 31, 2009. Management does not anticipate any credit losses, and accordingly, the FHLBNY has not provided an allowance for credit losses on advances. The FHLBNY’s potential credit risk from advances is concentrated in commercial banks, savings institutions and insurance companies. At March 31, 2010 and December 31, 2009, the Bank had advances of $57.7 billion and $59.5 billion outstanding to ten member institutions, representing 67.8% and 65.6% of total advances outstanding, and sufficient collateral was held to cover the advances to these institutions.
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
As of March 31, 2010 and December 31, 2009, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:
•	Allows a member to retain possession of the collateral assigned to the FHLBNY, if the member executes a written security agreement and agrees to hold such collateral for the benefit of the FHLBNY; or
•	Requires the member specifically to assign or place physical possession of such collateral with the FHLBNY or its safekeeping agent.

The following table summarizes pledged collateral in support of advances at March 31, 2010 and December 31, 2009 (in thousands):
Table 31: Collateral Supporting Advances to Members

		Underlying Collateral for Advances
			Securities and
	Advances[1]	Mortgage Loans[2]	Deposits[2]	Total[2]
March 31, 2010	$85,095,176	$113,332,385	$45,498,603	$158,830,988

December 31, 2009	$90,737,700	$111,346,235	$49,564,456	$160,910,691

Note[1]	Par value

Note[2]	Estimate market value
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
The following table summarizes pledged collateral in support of other member obligations (other than advances) at March 31, 2010 and December 31, 2009 (in thousands):
Table 32: Collateral Supporting Member Obligations Other Than Advances

		Underlying Collateral for Other Obligations
	Other		Securities and
	Obligations[1]	Mortgage Loans[2]	Deposits[2]	Total [2]
March 31, 2010	$828,455	$2,356,438	$228,683	$2,585,121

December 31, 2009	$720,622	$2,257,204	$126,970	$2,384,174

Note[1]	Standby financial letters of credit, derivatives and members’ credit enhancement guarantee amount (“MPFCE”)

Note[2]	Estimated market value
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

The following table shows the breakdown of collateral pledged by members between those that were specifically listed and those in the physical possession or that of its safekeeping agent (in thousands):
Table 33: Location of Collateral Held

	Estimated Market Values
	Collateral in	Collateral
	Physical	Specifically	Collateral	Total Collateral
	Possession	Listed	Pledged for AHP	Received
March 31, 2010	$53,776,322	$107,716,374	$(76,587)	$161,416,109

December 31, 2009	$57,660,864	$105,714,763	$(80,762)	$163,294,865
The total of collateral pledged to the FHLBNY includes excess collateral pledged above the FHLBNY’s minimum collateral requirements. These minimum requirements range from 103% to 125% of outstanding advances, based on the collateral type. It is common for members to maintain excess collateral positions with the FHLBNY for future liquidity needs. Based on several factors (e.g. advance type, collateral type or member financial condition) members are required to comply with specified collateral requirements, including but not limited to, a detailed listing of pledged mortgage collateral and/or delivery of pledged collateral to FHLBNY or its designated collateral custodian(s). For example, all pledged securities collateral must be delivered to the FHLBNY’s nominee name at Citibank, N.A., the FHLBNY’s securities safekeeping custodian. Mortgage collateral that is required to be in the FHLBNY’s possession is typically delivered to the FHLBNY’s Jersey City, N.J. facility. However, in certain instances, delivery to an FHLBNY approved custodian may be allowed.

Table 34: Concentration analysis — Top Ten Advance Holders
The following table summarizes the top ten advance holders (dollars in thousands):

	March 31, 2010
				Percentage of
			Par	Total Par Value
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,275,000	20.3%	$174,759
Metropolitan Life Insurance Company	New York	NY	13,555,000	15.9	72,407
New York Community Bank*	Westbury	NY	7,343,172	8.6	75,913
Manufacturers and Traders Trust Company	Buffalo	NY	4,755,523	5.6	11,754
The Prudential Insurance Company of America	Newark	NJ	3,500,000	4.1	21,577
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,984,000	3.5	28,487
Valley National Bank	Wayne	NJ	2,271,500	2.7	24,716
Doral Bank	San Juan	PR	2,119,420	2.5	19,258
New York Life Insurance Company	New York	NY	2,000,000	2.4	3,075
MetLife Bank, N.A.	Bridgewater	NJ	1,894,500	2.2	11,693

Total			$57,698,115	67.8%	$443,639

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2009
				Percentage of
			Par	Total Par Value
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,275,000	19.0%	$710,900
Metropolitan Life Insurance Company	New York	NY	13,680,000	15.1	356,120
New York Community Bank*	Westbury	NY	7,343,174	8.1	310,991
Manufacturers and Traders Trust Company	Buffalo	NY	5,005,641	5.5	97,628
The Prudential Insurance Company of America	Newark	NJ	3,500,000	3.9	93,601
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,000,000	3.3	120,870
Emigrant Bank	New York	NY	2,475,000	2.7	64,131
Doral Bank	San Juan	PR	2,473,420	2.7	86,389
MetLife Bank, N.A.	Bridgewater	NJ	2,430,500	2.7	46,142
Valley National Bank	Wayne	NJ	2,322,500	2.6	103,707

Total			$59,505,235	65.6%	$1,990,479

*	At December 31, 2009, officer of member bank also served on the Board of Directors of the FHLBNY.

	March 31, 2009
				Percentage of
			Par	Total Par Value
	City	State	Advances	of Advances	Interest Income
Hudson City Savings Bank, FSB*	Paramus	NJ	$17,575,000	17.7%	$176,070
Metropolitan Life Insurance Company	New York	NY	15,105,000	15.2	103,306
New York Community Bank*	Westbury	NY	8,143,214	8.2	77,380
Manufacturers and Traders Trust Company	Buffalo	NY	7,479,282	7.5	36,499
The Prudential Insurance Company of America	Newark	NJ	4,500,000	4.5	24,618
MetLife Bank, N.A.	Bridgewater	NJ	3,812,000	3.8	10,811
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,110,000	3.1	31,667
Emigrant Bank	New York	NY	2,475,000	2.5	15,925
Valley National Bank	Wayne	NJ	2,445,500	2.5	27,178
Doral Bank	San Juan	PR	2,334,500	2.3	22,298

Total			$66,979,496	67.3%	$525,752

*	At March 31, 2009, officer of member bank also served on the Board of Directors of the FHLBNY.

Investment quality
At March 31, 2010, long-term investments were principally comprised of (1) Mortgage-backed securities classified as held-to-maturity at a carrying value of $9.0 billion, of which 88.9% comprised of securities issued by government sponsored enterprises and a U.S. government agency, (2) Mortgage-backed securities classified as available-for-sale securities at fair value basis of $2.6 billion, entirely GSE issued mortgage-backed securities. In addition, the FHLBNY had investments of $749.8 million in primary public and private placements of taxable obligations of state and local housing finance authorities classified as held-to-maturity.
At March 31, 2010 and December 31, 2009, short-term investments consisted of Federal funds sold.
The FHLBNY’s investments are summarized below (dollars in thousands):
Table 35: Period-Over-Period Change in Investments

	March 31,	December 31,	Dollar	Percentage
	2010	2009	Variance	Variance

State and local housing finance agency obligations [1]	$749,841	$751,751	$(1,910)	(0.25)%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,641,921	2,240,564	401,357	17.91
Held-to-maturity securities, at carrying value	9,026,441	9,767,531	(741,090)	(7.59)

	12,418,203	12,759,846	(341,643)	(2.68)

Grantor trusts [2]	12,893	12,589	304	2.41
Federal funds sold	3,130,000	3,450,000	(320,000)	(9.28)

Total investments	$15,561,096	$16,222,435	$(661,339)	(4.08)%

[1]	Classified as held-to-maturity securities, at carrying value

[2]	Classified as available-for-sale securities, at fair value and represents investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts
Investment rating
External ratings and the changes in a security’s external rating are factors in the FHLBNY’s assessment of impairment; a rating or a rating change alone is not necessarily indicative of impairment or absence of impairment.
Mortgage-backed securities — Mortgage-backed securities were classified as either Available-for-sale or Held-to-maturity.
Available-for-sale — At March 31, 2010 and December 31, 2009, all MBS classified as available-for-sale were rated triple-A by a Nationally Recognized Statistical Rating Organization (“NRSRO”). All available-for-sale securities were securities issued by Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”).

The following tables contain information about credit ratings of the Bank’s investments in Held-to-maturity and Available-for-sale securities at March 31, 2010 and December 31, 2009 (in thousands):
Table 36: NRSRO Held-to-Maturity Securities
External ratings — Held-to-maturity securities — March 31, 2010:

		NRSRO Ratings — March 31, 2010
						Below
	Carrying					Investment
Issued, guaranteed or insured:	Value	AAA	AA	A	BBB	Grade
Pools of Mortgages
Fannie Mae	$1,081,039	$1,081,039	$—	$—	$—	$—
Freddie Mac	307,168	307,168	—	—	—	—

Total pools of mortgages	1,388,207	1,388,207	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,406,059	2,406,059	—	—	—	—
Freddie Mac	3,854,479	3,854,479	—	—	—	—
Ginnie Mae	150,882	150,882	—	—	—	—

Total CMOs/REMICs	6,411,420	6,411,420	—	—	—	—

Commercial Mortgage-Backed Securities
Freddie Mac	174,048	174,048	—	—	—	—
Ginnie Mae	49,342	49,342	—	—	—	—

Total commercial mortgage-backed securities	223,390	223,390	—	—	—	—

Non-GSE MBS
CMOs/REMICs	407,552	291,168	11,664	34,219	—	70,501
Asset-Backed Securities
Manufactured housing loans (insured)	195,700	—	103,020	92,680	—	—
Home equity loans (insured)	219,345	10,297	71,014	26,857	25,346	85,831
Home equity loans (uninsured)	180,827	163,922	12,532	—	4,373	—

Total asset-backed securities	595,872	174,219	186,566	119,537	29,719	85,831

Total mortgage-backed securities	$9,026,441	$8,488,404	$198,230	$153,756	$29,719	$156,332

Other
State and local housing finance agency obligations	$749,841	$72,172	$600,019	$21,430	$56,220	$—

Total other	$749,841	$72,172	$600,019	$21,430	$56,220	$—

Total Held-to-maturity securities	$9,776,282	$8,560,576	$798,249	$175,186	$85,939	$156,332

External ratings — Held-to-maturity securities — December 31, 2009:

		NRSRO Ratings — December 31, 2009
						Below
	Carrying					Investment
Issued, guaranteed or insured:	Value	AAA	AA	A	BBB	Grade
Pools of Mortgages
Fannie Mae	$1,137,514	$1,137,514	$—	$—	$—	$—
Freddie Mac	335,369	335,369	—	—	—	—

Total pools of mortgages	1,472,883	1,472,883	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,609,254	2,609,254	—	—	—	—
Freddie Mac	4,400,002	4,400,002	—	—	—	—
Ginnie Mae	171,531	171,531	—	—	—	—

Total CMOs/REMICs	7,180,787	7,180,787	—	—	—	—

Ginnie Mae-CMBS	49,526	49,526	—	—	—	—
Non-GSE MBS
CMOs/REMICs	444,906	319,583	12,510	38,332	—	74,481
Commercial mortgage-backed securities	—	—	—	—	—	—

Total non-federal-agency MBS	444,906	319,583	12,510	38,332	—	74,481

Asset-Backed Securities
Manufactured housing loans (insured)	202,278	—	202,278	—	—	—
Home equity loans (insured)	227,834	10,399	71,653	27,589	26,657	91,536
Home equity loans (uninsured)	189,317	171,840	12,873	—	4,604	—

Total asset-backed securities	619,429	182,239	286,804	27,589	31,261	91,536

Total mortgage-backed securities	$9,767,531	$9,205,018	$299,314	$65,921	$31,261	$166,017

Other
State and local housing finance agency obligations	$751,751	$72,992	$601,109	$21,430	$56,220	$—

Total other	$751,751	$72,992	$601,109	$21,430	$56,220	$—

Total Held-to-maturity securities	$10,519,282	$9,278,010	$900,423	$87,351	$87,481	$166,017

External ratings — Available-for-sale securities — March 31, 2010:
Table 37: NRSRO Available-for-Sale Securities

		NRSRO Ratings — March 31, 2010
Issued, guaranteed or insured:	Fair Value	AAA	AA	A
Pools of Mortgages
Fannie Mae	$—	$—	$—	$—
Freddie Mac	—	—	—	—

Total pools of mortgages	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,949,487	1,949,487	—	—
Freddie Mac	692,434	692,434	—	—
Ginnie Mae	—	—	—	—

Total CMOs/REMICs	2,641,921	2,641,921	—	—

Non-GSE MBS
CMOs/REMICs	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—

Total non-federal-agency MBS	—	—	—	—

Asset-Backed Securities
Manufactured housing loans (insured)	—	—	—	—
Home equity loans (insured)	—	—	—	—
Home equity loans (uninsured)	—	—	—	—

Total asset-backed securities	—	—	—	—

Total AFS mortgage-backed securities	$2,641,921	$2,641,921	$—	$—

Other
Fixed income funds, equity funds and cash equivalents *	$12,893

Total Available-for-sale securities	$2,654,814

*	Unrated

External ratings — Available-for-sale securities — December 31, 2009:

		NRSRO Ratings — December 31, 2009
Issued, guaranteed or insured:	Fair Value	AAA	AA	A
Pools of Mortgages
Fannie Mae	$—	$—	$—	$—
Freddie Mac	—	—	—	—

Total pools of mortgages	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,544,500	1,544,500	—	—
Freddie Mac	696,064	696,064	—	—
Ginnie Mae	—	—	—	—

Total CMOs/REMICs	2,240,564	2,240,564	—	—

Non-GSE MBS
CMOs/REMICs	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—

Total non-federal-agency MBS	—	—	—	—

Asset-Backed Securities
Manufactured housing loans (insured)	—	—	—	—
Home equity loans (insured)	—	—	—	—
Home equity loans (uninsured)	—	—	—	—

Total asset-backed securities	—	—	—	—

Total AFS mortgage-backed securities	$2,240,564	$2,240,564	$—	$—

Other
Fixed income funds, equity funds and cash equivalents *	$12,589

Total Available-for-sale securities	$2,253,153

*	Unrated

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
Available-for-sale securities — 100 percent of MBS outstanding at March 31, 2010 and December 31, 2009 and classified as AFS were issued by Fannie Mae and Freddie Mac.
Held-to-maturity securities — Comprised of 88.9% and 89.1% of MBS also issued by Fannie Mae, Freddie Mac and a U.S. government agency at March 31, 2010 and December 31, 2009.
The following table summarizes the carrying value basis of held-to-maturity mortgage-backed securities by issuer (dollars in thousands):
Table 38: Carrying Value Basis of Held-to-Maturity Mortgage-Backed Securities by Issuer

	March 31,	Percentage	December 31,	Percentage
	2010	of total	2009	of total

U.S. government sponsored enterprise residential mortgage-backed securities
Fannie Mae	$3,487,098	38.63%	$3,746,768	38.36%
Freddie Mac	4,161,647	46.10	4,735,371	48.48
U.S. agency residential mortgage-backed securities	150,882	1.67	171,531	1.76
U.S. government sponsored enterprise commercial mortgage-backed securities	174,048	1.93	—	—
U.S. agency commercial mortgage-backed securities	49,342	0.55	49,526	0.51
Private-label issued securities	1,003,424	11.12	1,064,335	10.89

Total Held-to-maturity securities-mortgage-backed securities	$9,026,441	100.00%	$9,767,531	100.00%

Non-Agency Private label mortgage — and asset-backed securities
At March 31, 2010 and December 31, 2009, the Bank also held MBS that were privately issued. All private-label MBS were classified as held-to-maturity. The following table summarizes private-label mortgage- and asset-backed securities by fixed- or variable-rate coupon types (Unpaid principal balance; in thousands):
Table 39: Non-Agency Private Label Mortgage Securities

	March 31, 2010			December 31, 2009
		Variable			Variable
Private-label MBS	Fixed Rate	Rate	Total	Fixed Rate	Rate	Total
Private-label RMBS
Prime	$398,651	$4,259	$402,910	$435,913	$4,359	$440,272
Alt-A	6,915	3,584	10,499	7,229	3,713	10,942

Total PL RMBS	405,566	7,843	413,409	443,142	8,072	451,214

Private-label CMBS
Prime	—	—	—	—	—	—

Total PL CMBS	—	—	—	—	—	—

Home Equity Loans
Subprime	425,381	103,087	528,468	437,042	108,801	545,843

Total Home Equity Loans	425,381	103,087	528,468	437,042	108,801	545,843

Manufactured Housing Loans
Subprime	195,721	—	195,721	202,299	—	202,299

Total Manufactured Housing Loans	195,721	—	195,721	202,299	—	202,299

Total UPB of private-label MBS	$1,026,668	$110,930	$1,137,598	$1,082,483	$116,873	$1,199,356

Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.
Other-Than-Temporarily Impaired Securities
OTTI at March 31, 2010 — To assess whether the entire amortized cost basis of the Bank’s private-label MBS will be recovered, the Bank performed cash flow analysis for 100 percent of the FHLBNY’s private-label MBS outstanding at March 31, 2010. Cash flow assessments identified credit impairment on five HTM private-label mortgage-backed securities, and $3.4 million as other-than-temporary impairment (“OTTI”) was recorded as a charge to earnings. All five securities had been previously determined to be OTTI in 2009, and the additional impairment or re-impairment in the 2010 first quarter was due to further deterioration in the credit default rates of the five securities. The non-credit portion of OTTI recorded in AOCI was not significant.
The total carrying value of the five securities prior to OTTI was $38.2 million.

The table below summarizes the key characteristics of the securities that were deemed OTTI in the 2010 first quarter (dollars in thousands):
Table 40: OTTI 2010 First Quarter

		March 31, 2010
		Insurer MBIA		Insurer Ambac		OTTI
Security			Fair		Fair	Credit	Non-credit
Classification	Count	UPB	Value	UPB	Value	Loss	Loss

RMBS-Prime*	—	$—	$—	$—	$—	$—	$—
HEL Subprime*	5	21,637	9,730	45,476	26,015	(3,400)	(473)

Total	5	$21,637	$9,730	$45,476	$26,015	$(3,400)	$(473)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.
Of the five credit impaired securities, four securities are insured by bond insurer Ambac, and one by MBIA. The Bank’s analysis of the Ambac concluded that the bond insurer could not be relied upon to make whole credit losses beyond March 31, 2010. Analysis of MBIA concluded that insurance support could be relied upon for shortfalls up until June 30, 2011, beyond which date, MBIA’s financial resources would be such that insurance protection could not be relied upon.
The following table summarizes the key characteristics of securities insured by MBIA, Ambac, and Assured Guaranty Municipal Trust (formerly FSA) at March 31, 2010 (in thousand):
Table 41: Monoline Insurance of PLMBS

	AMBAC		MBIA		FSA*
		Unrealized		Unrealized		Unrealized
Private-label MBS	UPB	Losses	UPB	Losses	UPB	Losses

HEL
Subprime
2004 and earlier	$203,201	$(51,513)	$36,666	$(10,881)	$78,568	$(7,373)

Manufactured Housing Loans
Subprime
2004 and earlier	—	—	—	—	195,721	(35,830)

Total of all Private-label MBS	$203,201	$(51,513)	$36,666	$(10,881)	$274,289	$(43,203)

*	Assured Guaranty Municipal Trust (formerly FSA)

The following table presents additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating at March 31, 2010 (in thousands):
Table 42: PLMBS by Year of Securitization and External Rating

	March 31, 2010
	Unpaid Principal Balance
						Below		Gross
	Ratings					Investment	Amortized	Unrealized		Total OTTI
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Grade	Cost	(Losses)	Fair Value	Losses
RMBS
Prime
2006	$58,353	$—	$—	$34,537	$—	$23,816	$57,804	$(2,003)	$55,801	$—
2005	77,611	26,782	—	—	—	50,829	75,717	(1,047)	74,670	—
2004 and earlier	266,946	255,046	11,900	—	—	—	265,817	(2,126)	264,790	—

Total RMBS Prime	402,910	281,828	11,900	34,537	—	74,645	399,338	(5,176)	395,261	—

Alt-A
2004 and earlier	10,499	10,499	—	—	—	—	10,501	(838)	9,665	—

Total RMBS	413,409	292,327	11,900	34,537	—	74,645	409,839	(6,014)	404,926	—

HEL
Subprime
2004 and earlier	528,468	196,435	90,545	47,357	41,153	152,978	504,497	(116,722)	387,775	(3,873)

Manufactured Housing Loans
Subprime
2004 and earlier	195,721	—	103,041	92,680	—	—	195,700	(35,830)	159,870	—

Total PLMBS	$1,137,598	$488,762	$205,486	$174,574	$41,153	$227,623	$1,110,036	$(158,566)	$952,571	$(3,873)

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
Table 43: Weighted-Average Market Price of MBS

	March 31, 2010
	Original
	Weighted-	Weighted-	Weighted-Average
	Average Credit	Average Credit	Collateral
Private-label MBS	Support %	Support %	Delinquency %
RMBS
Prime
2006	3.84%	5.41%	6.38%
2005	2.67	3.95	3.45
2004 and earlier	1.56	2.93	0.82

Total RMBS Prime	2.11	3.49	2.14
Alt-A
2004 and earlier	10.97	32.68	12.55

Total RMBS	2.33	4.23	2.40

HEL
Subprime
2004 and earlier	58.06	65.44	17.76

Manufactured Housing Loans
Subprime
2004 and earlier	100.00	100.00	3.22

Total Private-label MBS	45.02%	49.14%	9.67%

	December 31, 2009
	Original
	Weighted-	Weighted-	Weighted-Average
	Average Credit	Average	Collateral
Private-label MBS	Support %	Credit Support %	Delinquency %
RMBS
Prime
2006	3.74%	5.16%	5.47%
2005	2.67	3.82	2.32
2004 and earlier	1.58	2.82	0.79

Total RMBS Prime	2.10	3.35	1.75
Alt-A
2004 and earlier	10.73	32.35	11.22

Total RMBS	2.30	4.05	1.98

HEL
Subprime
2004 and earlier	57.86	65.34	17.40

Manufactured Housing Loans
Subprime
2004 and earlier	57.78	55.56	3.64

Total Private-label MBS	36.95%	40.63%	9.28%

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

External ratings are just one factor that is considered in analyzing if a security is other-than-temporarily impaired. The table below compares delinquency percentage across PLMBS security types, ratings and gross unrealized losses (dollars in thousands):
Table 44: PLMBS Security Types Delinquencies

	March 31, 2010			December 31, 2009
		Gross	Weighted-Average		Gross	Weighted-Average
	Amortized	Unrealized	Collateral	Amortized	Unrealized	Collateral
Private-label MBS	Cost	(Losses)	Delinquency %[1]	Cost	(Losses)	Delinquency %[1]
RMBS
Prime
Rated Triple A	$280,667	$(2,557)	0.72%	$308,639	$(4,499)	0.69%
Rated Double A	11,664	—	1.44	12,510	—	1.38
Rated Single A	34,219	(773)	6.05	38,332	(1,000)	4.64
Below Investment Grade	72,788	(1,846)	5.78	76,942	(2,301)	4.55

Total of RMBS Prime	399,338	(5,176)	2.14	436,423	(7,800)	1.75

Alt-A
Rated Triple A	10,501	(838)	12.55	10,944	(938)	11.22

Total of RMBS	409,839	(6,014)	2.40	447,367	(8,738)	1.98

HEL
Subprime
Rated Triple A	195,317	(43,068)	19.21	204,356	(54,224)	18.26
Rated Double A	89,837	(11,192)	6.45	91,074	(22,534)	10.96
Rated Single A	45,312	(11,349)	16.65	46,792	(15,930)	16.32
Rated Triple B	39,374	(12,177)	15.22	41,902	(15,798)	13.18
Below Investment Grade	134,657	(38,936)	21.81	141,136	(43,332)	21.53

Total of HEL Subprime	504,497	(116,722)	17.76	525,260	(151,818)	17.40

Manufactured Housing Loans Subprime
Rated Double A	103,020	(14,273)	2.09	202,278	(37,101)	3.64
Rated Single A	92,680	(21,557)	4.48	—	—	—

Total of Manufactured Housing Loans Subprime	195,700	(35,830)	3.22	202,278	(37,101)	3.64

Grand Total	$1,110,036	$(158,566)	9.67%	$1,174,905	$(197,657)	9.28%

[1]	Weighted-average collateral delinquency rate is determined based on the underlying loans that are 60 days or more past due. The reported delinquency percentage represents weighted-average based on the dollar amounts of the individual securities in the category and their respective delinquencies. Combined weighted-average collateral delinquency rates are calculated based on UPB amount.

Mortgage Loans — Held-for-portfolio
Through the Mortgage Partnership Finance Program or MPF program, the FHLBNY invests in home mortgage loans originated by or through members or approved state and local housing finance agencies (“housing associates”). The FHLBNY purchases these mortgages loans under the Finance Agency’s Acquired Member Assets (“AMA”) regulation. These assets may include: whole loans eligible to secure advances (excluding mortgages above the conforming-loan limit); whole loans secured by manufactured housing; or bonds issued by housing associates.
Underwriting standards — Summarized below are the principal underwriting criteria for the Bank’s Mortgage Partnership Finance Program or MPF through which the Bank acquires mortgage loans for its own portfolio. For a fuller description of the MPF loan mortgage loan standards, refer to pages 8 through 19 of the Bank’s most recent Form 10-K filed on March 25, 2010.
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
The following table provides roll-forward information with respect to the First Loss Account (in thousands):
Table 45: Roll-Forward First Loss Account

	Three months ended March 31,
	2010	2009

Beginning balance	$13,934	$13,765
Additions	27	83
Resets*	(161)	—
Charge-offs	(33)	—
Recoveries	—	—

Ending balance	$13,767	$13,848

*	For the Original MPF, MPF 100, MPF 125 and MPF Plus products, the Credit Enhancement is periodically recalculated. If the recalculated Credit Enhancement would result in a PFI Credit Enhancement obligation lower than the remaining obligation, the PFI’s Credit Enhancement obligation will be reset to the new, lower level.
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

Mortgage loans — Past due
In the FHLBNY’s outstanding mortgage loans held-for-portfolio, non-performing loans and loans 90 days or more past due and accruing interest were as follows (in thousands):
Table 46: Mortgage Loans — Past Due

	March 31, 2010	December 31, 2009

Mortgage loans, net of provisions for credit losses	$1,287,770	$1,317,547

Non-performing mortgage loans held-for-portfolio	$20,706	$16,007

Mortgage loans past due 90 days or more and still accruing interest	$470	$570

Non-performing mortgage loans were conventional mortgage loans that were placed on non-accrual/non-performing status when the collection of the contractual principal or interest from the borrower was 90 days or more past due. FHLBNY considers conventional loans (excluding Federal Housing Administration (“FHA”) and Veteran Administration (“VA”) insured loans) that are 90 days or more past due as non-accrual loans. FHA and VA insured loans that were past due 90 days or more were not significant at any period reported, and interest was still being accrued because of VA and FHA insurance. No loans were impaired at March 31, 2010 or December 31, 2009, other than the non-accrual loans.
Mortgage loans — Interest on Non-performing loans
The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):
Table 47: Mortgage Loans — Interest Short-Fall

	Three months ended March 31,
	2010	2009

Interest contractually due [1]	$310	$112
Interest actually received	279	98

Shortfall	$31	$14

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.
Table 48: Mortgage Loans — Allowance for Credit Losses

	Three months ended March 31,
	2010	2009

Beginning balance	$4,498	$1,405
Charge-offs	(33)	—
Recoveries	5	—
Provision for credit losses on mortgage loans	709	443

Ending balance	$5,179	$1,848

Participating Financial Institution Risk
The members or housing associates that are approved as Participating Financial Institutions continue to bear a significant portion of the credit risk through credit enhancements that they provide to the FHLBNY. The Acquired Member Assets regulation requires that these credit enhancements be sufficient to protect the FHLBNY from excess credit risk exposure. Specifically, the FHLBNY exposure must be no greater than it would be with an asset rated in the fourth-highest credit rating category by a Nationally Recognized Statistical Rating Organization, or such higher rating category as the FHLBNY may require. The MPF program is constructed to provide the Bank with assets that are credit-enhanced to the second-highest credit rating category (double-A).
The top five Participating Financial Institutions (PFI) and the outstanding MPF loan balances are listed below (dollars in thousands):
Table 49: Top Five Participating Financial Institutions — Concentration

	March 31, 2010
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$585,317	45.52%
Astoria Federal Savings and Loan Association	210,457	16.37
Elmira Savings and Loan F.A.	58,782	4.57
Ocean First Bank	50,053	3.89
CFCU Community Credit Union	41,830	3.26
All Others	339,325	26.39

Total [1]	$1,285,764	100.00%

	December 31, 2009
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$607,072	46.17%
Astoria Federal Savings and Loan Association	220,268	16.75
Elmira Savings and Loan F.A.	61,663	4.69
Ocean First Bank	51,277	3.90
CFCU Community Credit Union	42,344	3.22
All Others	332,304	25.27

Total [1]	$1,314,928	100.00%

Note[1]	Totals do not include CMA loans.
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
Table 50: Credit Exposure by Counterparty Credit Rating

	March 31, 2010
			Total Net
	Number of	Notional	Exposure at	Net Exposure after
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral [3]

AAA	—	$—	$—	$—
AA	8	47,643,192	2,173	2,173
A	8	79,067,292	—	—
Members (Note[1] and Note2)	2	165,000	7,073	7,073
Delivery Commitments	—	3,249	—	—

Total	18	$126,878,733	$9,246	$9,246

	December 31, 2009
			Total Net
	Number of	Notional	Exposure at	Net Exposure after
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral [3]

AAA	—	$—	$—	$—
AA	7	45,652,167	684	684
A	8	88,711,243	—	—
Members (Note[1] and Note2)	2	160,000	7,596	7,596
Delivery Commitments	—	4,210	—	—

Total	17	$134,527,620	$8,280	$8,280

Note[1]:	Fair values of $7.1 million and $7.6 million comprising of intermediated transactions with members and interest-rate caps sold to members (with capped floating-rate advances) were collateralized at March 31, 2010 and December 31, 2009.

Note[2]:	Members are required to pledge collateral to secure derivatives purchased by the FHLBNY as an intermediary on behalf of its members. Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate-related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest. As a result of the collateral agreements with its members, the FHLBNY believes that its maximum credit exposure due to the intermediated transactions was $0 at March 31, 2010 and December 31, 2009.

Note[3]:	As reported in the Statements of Condition.
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
Exposure — In determining credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY attempts to mitigate its exposure by requiring derivative counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. At March 31, 2010 and December 31, 2009, the fair values of derivatives in a gain position were below the threshold and derivative counterparties pledged no cash to the FHLBNY.

At March 31, 2010 and December 31, 2009, the FHLBNY had posted $2.2 billion in cash as collateral to derivative counterparties to mitigate derivatives in a net fair value liability (unfavorable) position. The FHLBNY is exposed to the extent that a counterparty may not re-pay the posted cash collateral to the FHLBNY under unforeseen circumstances, such as bankruptcy; in such an event the FHLBNY would then exercise its rights under the “International Swaps and Derivatives Association agreement” (“ISDA”) to replace the derivatives in a liability position (gain position for the acquiring counterparty) with another available counterparty in exchange for cash delivered to the FHLBNY. To the extent that the fair values of the replacement derivatives are less than the cash collateral posted, the FHLBNY may not receive cash equal to the amount posted.
Derivative counterparty ratings —The Bank’s credit exposures at March 31, 2010 and December 31, 2009, in a gain position, were primarily to member institutions on whose behalf the FHLBNY had acted as an intermediary or had sold interest rate caps, at the request of members, to create capped floating rate advance borrowings. The exposures were collateralized under standard collateral agreements with the FHLBNY’s member. Acting as an intermediary, the Bank had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties.
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
The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank with primary liability. The FHLBank with primary liability would have a corresponding liability to reimburse the FHLBank providing assistance to the extent of such payment and other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the primarily liable FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make a payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. Consequently, the Bank has no means to determine how the Finance Agency might allocate among the other FHLBanks the obligations of a FHLBank that is unable to pay consolidated obligations for which such FHLBank is primarily liable. In the event the Bank is holding a consolidated obligation as an investment for which the Finance Agency would allocate liability among the 12 FHLBanks, the Bank might be exposed to a credit loss to the extent of its share of the assigned liability for that particular consolidated obligation (the Bank did not hold any consolidated obligations of other FHLBanks as investments at March 31, 2010 and December 31, 2009). If principal or interest on any consolidated obligation issued by the FHLBank System is not paid in full when due, the Bank may not pay dividends to, or repurchase shares of stock from, any shareholder of the Bank.
Although the FHLBNY is primarily liable for those consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock from, any member or non-member stockholder until the Finance Agency approves the FHLBNY’s consolidated obligation payment plan or another remedy, and until the FHLBNY pays all the interest and principal currently due under all its consolidated obligations. The par amounts of the outstanding consolidated obligations of all 12 FHLBanks were $0.9 trillion at March 31, 2010 and December 31, 2009.

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
Off-balance sheet arrangements with respect to derivatives are discussed in detail in Note 16 to the unaudited financial statements in this report.

The following table summarizes contractual obligations and other commitments as of March 31, 2010 (in thousands):
Table 51: Contractual Obligations and Other Commitments
(For more information, see Note 18 to the unaudited financial statements in this report.)

	March 31, 2010
	Payments due or expiration terms by period
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par [1]	$36,813,050	$25,161,775	$6,850,550	$2,878,050	$71,703,425
Mandatorily redeemable capital stock [1]	81,360	16,762	2,114	4,956	105,192
Premises (lease obligations) [2]	3,060	6,202	5,191	5,843	20,296

Total contractual obligations	36,897,470	25,184,739	6,857,855	2,888,849	71,828,913

Other commitments
Standby letters of credit	772,638	10,589	17,016	3,861	804,104
Consolidated obligations-bonds/ discount notes traded not settled	2,517,000	—	—	—	2,517,000
Firm commitment-advances	160,228	—	—	—	160,228
MBS purchase	174,048	—	—	—	174,048
Open delivery commitments (MPF)	3,249	—	—	—	3,249

Total other commitments	3,627,163	10,589	17,016	3,861	3,658,629

Total obligations and commitments	$40,524,633	$25,195,328	$6,874,871	$2,892,710	$75,487,542

[1]	Callable bonds contain exercise date or a series of exercise dates that may result in a shorter redemption period. Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.

[2]	Immaterial amount of commitments for equipment leases are not included.

Liquidity
The FHLBNY’s primary source of liquidity is the issuance of consolidated obligation bonds and discount notes. To refinance maturing consolidated obligations, the Bank relies on the willingness of the investors to purchase new issuances. The FHLBNY has access to the discount note market and the efficiency of issuing discount notes is an important factor as a source of liquidity since discount notes can be issued any time and in a variety of amounts and maturities. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. With the passage of the Housing Act on July 30, 2008, the U.S. Treasury is authorized to purchase obligations issued by the FHLBanks, in any amount deemed appropriate by the U.S. Treasury. This temporary authorization expired December 31, 2009 and supplemented the existing limit of $4 billion. See Note 18 to the unaudited financial statements accompanying this report for discussion of the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), which was designed to serve as a contingent source of liquidity for the FHLBanks via issuance of consolidated obligations to the U.S. Treasury.
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
Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below (in millions). The FHLBNY met its requirements at all times.
Table 52: Deposit Liquidity

	Average Deposit	Average Actual
For the quarters ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2010	$5,032	$51,987	$46,955
December 31, 2009	2,364	53,089	50,725
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
Operational liquidity is measured daily. The FHLBNY met the requirements at all times. The following table summarizes excess operational liquidity (in millions):
Table 53: Operational Liquidity

	Average Balance Sheet	Average Actual
For the quarters ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2010	$2,283	$15,796	$13,513
December 31, 2009	6,710	16,388	9,678
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

Contingency liquidity is reported daily. The FHLBNY met the requirements at all times. The following table summarizes excess contingency liquidity (in millions):
Table 54: Contingency Liquidity

	Average Five Day	Average Actual
For the quarters ended	Requirement	Contingency Liquidity	Excess
March 31, 2010	$2,424	$15,463	$13,039
December 31, 2009	2,188	15,309	13,121
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
Other Liquidity Contingencies. As discussed more fully under the section Debt Financing - Consolidated Obligations, the FHLBNY is primarily liable for consolidated obligations issued on its behalf. The FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the following rules apply: the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock of any member or non-member stockholder until the Finance Agency approves the FHLBNY’s consolidated obligation payment plan or other remedy and until the FHLBNY pays all the interest or principal currently due on all its consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $0.9 trillion at March 31, 2010 and December 31, 2009. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.
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

Leverage Limits and Unpledged Asset Requirements
The FHLBNY met the Finance Agency’s requirement that unpledged assets, as defined under regulations, exceed the total of consolidated obligations as follows (in thousands):
Table 55: Unpledged Assets

	March 31, 2010	December 31, 2009
Consolidated Obligations:
Bonds	$72,408,203	$74,007,978
Discount Notes	19,815,956	30,827,639

Total consolidated obligations	92,224,159	104,835,617

Unpledged assets
Cash	1,167,824	2,189,252
Less: Member pass-through reserves at the FRB	(31,200)	(29,331)
Secured Advances [2]	88,858,753	94,348,751
Investments [1]	15,561,254	16,222,615
Mortgage loans	1,287,770	1,317,547
Accrued interest receivable on advances and investments	320,730	340,510
Less: Pledged Assets	(3,497)	(2,045)

	107,161,634	114,387,299

Excess unpledged assets	$14,937,475	$9,551,682

[1]	The Bank pledged $3.5 million and $2.0 million at March 31, 2010 and December 31, 2009 to the FDIC. See Note 4- Held-to-maturity securities.

[2]	The Bank also provided to the U.S. Treasury a listing of $0 and $10.3 billion in advances with respect to a lending agreement at March 31, 2010 and December 31, 2009. See Note 18- Commitments and Contingencies.
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
Table 56: FHFA MBS Limits

	March 31, 2010		December 31, 2009
	Actual	Limits	Actual	Limits

Mortgage securities investment authority [1]	213%	300%	213%	300%

[1]	The measurement date is on a one-month “look-back” basis.
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
Rating actions with respect to the FHLBNY are outlined below:
Table 57: FHLBNY Ratings
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

Legislative and Regulatory Developments
Limits on Investments in Mortgage-backed securities. On May 4, 2010, the Federal Housing Finance Agency (“Finance Agency”) issued a proposed rule to re-organize and re-adopt existing investment regulations that apply to the Federal Home Loan Banks. The proposed rule seeks to consolidate all authority for investments and other transactions into a single section. Comments on this proposed rule are due on or before July 6, 2010.
Board of Directors of FHLBank System Office of Finance. On May 3, 2010, the Finance Agency issued a final rule which reconstitutes the board of directors of the FHLBank System’s (System) Office of Finance (OF) and enhances the responsibility of the OF audit committee for the System’s combined financial reports. Under the new rule, the OF board of directors will expand from the current three members to 17 members. The composition of the new board of directors will include the president of each FHLBank, as well as five independent directors. Each independent director must be a United States citizen with no material financial relationship to the System. The final rule also provides that the five independent directors will serve as the OF audit committee and gives the OF audit committee increased authority over the form and content of the information that the FHLBanks provide to the OF for use in the combined financial reports. The rule will be effective on June 2, 2010.
FHLBank Directors’ Eligibility, Elections, Compensation and Expenses. On April 5, 2010, the Finance Agency issued a final rule that implements two separate proposed rules which relate to an FHLBank’s election of directors and director compensation. Amendments to director elections relate to the process by which an FHLBank’s successor directors are chosen after a directorship is redesignated to a new state prior to the end of the term as a result of the annual designation of an FHLBank’s directorships. Under this rule, the redesignation causes the original directorship to terminate and creates a new directorship that will be filled by an election of the members. As to director compensation and expenses, Finance Agency is implementing section 1202 of the Housing Act by repealing the statutory caps on the annual compensation that can be paid to FHLBank directors. This amendment allows each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the Finance Agency. As such, the Director of the Finance Agency may object to, and prohibit prospectively, compensation and/or expenses if determined to be unreasonable. This rule became effective on May 5, 2010.
Money Market Fund Reform. On March 4, 2010, the SEC published a final rule, amending the rules governing money market funds under the Investment Company Act. These amendments will result in tightened liquidity requirements, such as: maintaining certain financial instruments for short-term liquidity; reducing the maximum weighted-average maturity of portfolio holdings and improving the quality of portfolio holdings. The final rule includes overnight FHLBank consolidated discount notes in the definition of “daily liquid assets” and “weekly liquid assets” and will encompass FHLBank consolidated discount notes with remaining maturities of up to 60 days in the definition of “weekly liquid assets.” These provisions reflect changes to the SEC’s proposed rule that would have excluded certain FHLBank consolidated discount notes, other than overnight FHLBank consolidated discount notes, from the definition of both “daily liquid assets” and “weekly liquid assets.” The final rule’s requirements become effective on May 5, 2010 unless another compliance date is specified for a requirement (e.g., daily and weekly liquidity requirements become effective on May 28, 2010).

FHLBank Membership for Community Development Financial Institutions (CDFIs). On January 5, 2010, the Finance Agency issued a final rule to amend its membership regulations to implement provisions of the Housing Act that authorized CDFIs that have been certified by the CDFI Fund of the U.S. Treasury Department to become members of an FHLBank. CDFIs are private institutions that provide financial services dedicated to economic development and community revitalization in underserved markets. The newly-eligible CDFIs include community development loan funds, venture capital funds, and State-chartered credit unions without Federal insurance. This final rule sets out the eligibility and procedural requirements that will enable CDFIs to become members of an FHLBank. The Finance Agency also amended its community support regulations to provide that certified CDFIs may be presumed to be in compliance with the statutory community support requirements by virtue of their certification by the CDFI Fund. This rule became effective on February 4, 2010.
Pending Legislation on Financial System Reform. On December 11, 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act (Reform Act), which, if passed by the U.S. Senate and signed into law by the President of the United States, would, among other things: (1) create a consumer financial protection agency; (2) create an inter-agency oversight council that will identify and regulate systemically-important financial institutions; (3) regulate the over-the-counter derivatives market; (4) reform the credit rating agencies; (5) provide shareholders with an advisory vote on the compensation practices of the entity in which they invest, including for executive compensation and golden parachutes; and (6) create a federal insurance office that will monitor the insurance industry.
On March 22, 2010, the Senate Committee on Banking, Housing, and Urban Affairs (Senate Banking Committee) approved the Restoring American Financial Stability Act of 2010 (Financial Stability Act). The Financial Stability Act, would, among other things: (1) create a consumer financial protection agency, housed within the Federal Reserve; (2) create an inter-agency oversight council that will identify and regulate systemically-important financial institutions; (3) end “too big to fail” by: creating a safe way to liquidate failed financial firms, imposing new capital and leverage requirements, updating the Federal Reserve’s authority to allow system-wide support but no longer prop up individual firms, and establishing rigorous standards and supervision to protect the economy and American consumers, investors and businesses; (4) eliminate loopholes and abusive practices for over-the-counter derivatives, asset-backed securities, hedge funds, mortgage brokers and payday lenders; (5) streamline bank supervision to create clarity and accountability, while protecting the dual banking system that supports community banks; (6) provide shareholders with a say on pay and corporate affairs with a non-binding vote on executive compensation; (7) provide for tougher rules for transparency and accountability for credit rating agencies to protect investors and businesses; and (8) strengthen regulatory oversight and empower regulators to aggressively pursue financial fraud, conflicts of interest and manipulation of the financial system.
Depending on whether the Reform Act, or similar legislation, is signed into law and the final content of any such legislation, the FHLBanks’ business operations, funding costs, rights, obligations, and/or the manner in which FHLBanks carry out their housing-finance mission may be affected. For example, regulations on the over-the-counter derivatives market that may be issued under the Reform Act could materially affect an FHLBank’s ability to hedge its interest-rate risk exposure from advances, achieve the FHLBank’s risk management objectives, and act as an intermediary between its members and counterparties. In addition, the proposed Financial Stability Act pending in the U.S. Senate has a provision that would prohibit the FHLBanks from lending an amount that exceeds 25 percent of capital stock and surplus to a member financial institution. These limitations outlined in the proposed legislation may cause a significant decrease in the aggregate amount of FHLBank advances, affect the ability of the FHLBanks to raise funds in the capital markets and increase advance rates for FHLBanks’ member financial institutions. However, FHLBanks cannot predict whether any such legislation will be enacted and what the content of any such legislation or regulations issued under any such legislation would be, and therefore, cannot predict the effects of the Reform Act or similar legislation.

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
Risk Measurements. The FHLBNY’s Risk Management Policy sets up a series of risk limits that the FHLBNY calculates on a regular basis. The risk limits are as follows:
•	The option-adjusted DOE is limited to a range of +/- four years in the rates unchanged case and to a range of +/- six years in the +/-200bps shock cases. Due to the low interest rate environment beginning in early 2008, the March 2009, June 2009, September 2009, December 2009, and March 2010 rates were too low for a meaningful parallel down-shock measurement.

•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.

•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under both the +/-200bps shocks compared to the rates unchanged case.

•	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.

•	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-12 months.

The FHLBNY’s portfolio, including its derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure. The FHLBNY’s last five quarterly DOE results are shown in years in the table below (note that, due to the on-going low interest rate environment, there were no down-shock measurements performed between the first quarter of 2009 and the first quarter of 2010):

	Base Case DOE	-200bps DOE	+200bps DOE
March 31, 2009	-2.24	N/A	1.23
June 30, 2009	-0.83	N/A	1.67
September 30, 2009	-0.39	N/A	3.88
December 31, 2009	0.42	N/A	3.68
March 31, 2010	-0.51	N/A	3.81
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

One Year Re-
pricing Gap
March 31, 2009	$7.593 Billion
June 30, 2009	$5.936 Billion
September 30, 2009	$5.480 Billion
December 31, 2009	$4.626 Billion
March 31, 2010	$4.753 Billion

The FHLBNY’s review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. The FHLBNY projects asset and liability volumes and spreads over a one-year horizon and then simulates expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the FHLBNY has too much exposure in its net interest income over the coming twelve-month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of the FHLBNY’s expected net interest income under both +/-200bps shocks over the next twelve months is provided in the table below (note that, due to the on-going low interest rate environment, the down-shock measurements were not performed between the first quarter of 2009 and the first quarter of 2010):

	Sensitivity in	Sensitivity in
	the -200bps	the +200bps
	Shock	Shock
March 31, 2009	N/A	13.11%
June 30, 2009	N/A	0.43%
September 30, 2009	N/A	9.23%
December 31, 2009	N/A	4.53%
March 31, 2010	N/A	3.13%
Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes including optionality and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (note that, due to the on-going low interest rate environment the down-shock measurements were not performed between the first quarter of 2009 and the first quarter of 2010):

	Down-shock	+200bps Change in
	Change in MVE	MVE
March 31, 2009	N/A	1.01%
June 30, 2009	N/A	-1.81%
September 30, 2009	N/A	-4.68%
December 31, 2009	N/A	-5.08%
March 31, 2010	N/A	-4.53%
As noted, the potential declines under these shocks are within the FHLBNY’s limits of a maximum 10 percent.

The following table displays the FHLBNY’s maturity/re-pricing gaps as of March 31, 2010 (in millions):

	Interest Rate Sensitivity
	March 31, 2010
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$7,324	$182	$388	$259	$447
MBS Investments	6,802	869	2,242	960	739
Adjustable-rate loans and advances	12,839	—	—	—	—

Net unswapped	26,965	1,051	2,630	1,219	1,186

Fixed-rate loans and advances	9,764	7,927	14,428	7,865	32,273
Swaps hedging advances	59,911	(6,708)	(13,635)	(7,319)	(32,250)

Net fixed-rate loans and advances	69,675	1,219	793	547	23
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$96,640	$2,270	$3,423	$1,765	$1,209

Interest-bearing liabilities:
Deposits	$8,010	$—	$—	$—	$—

Discount notes	19,565	251	—	—	—
Swapped discount notes	87	(87)	—	—	—

Net discount notes	19,652	164	—	—	—

Consolidated Obligation Bonds
FHLB bonds	23,450	17,060	21,654	6,793	2,823
Swaps hedging bonds	41,133	(15,311)	(18,946)	(5,356)	(1,520)

Net FHLB bonds	64,583	1,749	2,708	1,437	1,303

Total interest-bearing liabilities	$92,245	$1,913	$2,708	$1,437	$1,303

Post hedge gaps[1]:
Periodic gap	$4,395	$358	$715	$328	$(94)
Cumulative gaps	$4,395	$4,753	$5,468	$5,796	$5,702

Note:	Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

The following tables display the FHLBNY’s maturity/re-pricing gaps as of December 31, 2009 (in millions):

	Interest Rate Sensitivity
	December 31, 2009
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$8,621	$124	$371	$249	$587
MBS Investments	6,773	903	2,420	1,167	879
Adjustable-rate loans and advances	14,101	—	—	—	—

Net unswapped	29,495	1,027	2,791	1,416	1,466

Fixed-rate loans and advances	9,588	7,853	16,124	8,254	34,814
Swaps hedging advances	63,852	(6,722)	(14,389)	(7,950)	(34,791)

Net fixed-rate loans and advances	73,441	1,131	1,735	304	23
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$102,935	$2,158	$4,526	$1,720	$1,489

Interest-bearing liabilities:
Deposits	$2,590	$—	$—	$—	$—

Discount notes	28,770	2,057	—	—	—
Swapped discount notes	1,422	(1,422)	—	—	—

Net discount notes	30,193	635	—	—	—

Consolidated Obligation Bonds
FHLB bonds	25,717	16,014	22,829	6,033	2,844
Swaps hedging bonds	39,617	(14,298)	(19,513)	(4,501)	(1,305)

Net FHLB bonds	65,334	1,716	3,316	1,532	1,539

Total interest-bearing liabilities	$98,117	$2,351	$3,316	$1,532	$1,539

Post hedge gaps[1]:
Periodic gap	$4,819	$(193)	$1,210	$188	$(50)
Cumulative gaps	$4,819	$4,626	$5,837	$6,024	$5,974
Note: Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

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
Risk and Control Self-Assessment. FHLBNY’s Risk and Control Self-Assessment incorporates standards for risk and control self-assessment which apply to all businesses and establish Risk and Control Self-Assessment as the process for identifying the risks inherent in a business’ activities and for evaluating and monitoring the effectiveness of the controls over those risks. It is the policy of the FHLBNY to require businesses and staff functions to perform a Risk and Control Self-Assessment on a periodic basis. The Risk and Control Self-Assessment must include documentation of the control environment as well as policies for assessing risks and controls, testing commensurate with risk level and tracking corrective action for control breakdowns or deficiencies. The Risk and Control Self-Assessment also must require periodic reporting to senior management and to the Board’s Audit Committee.

Item 4T. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at March 31, 2010. Based on this evaluation, they concluded that as of March 31, 2010, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, the Federal Home Loan Bank of New York is involved in disputes or regulatory inquiries that arise in the ordinary course of business. At the present time, there are no material pending legal proceedings against the Bank. Information about a continuing legal proceeding involving property of the FHLBNY was previously disclosed in Part 1, Item 3 of the FHLBNY’s 2009 Annual Report on Form 10-K filed on March 25, 2010.
Item 1A. RISK FACTORS
There have been no material changes from risk factors included in the FHLBNY’s Form 10-K for the fiscal year ended December 31, 2009.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. (REMOVED AND RESERVED)
Item 5. OTHER INFORMATION
None.

Item 6. Exhibits

Exhibit No.	Identification of Exhibit

10.01	Bank 2010 Incentive Compensation Plan* **

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.01	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

*	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

**	Portions of the exhibit have been omitted and separately filed with the U.S. Securities and Exchange Commission with a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York
(Registrant)
By:	/s/ Patrick A. Morgan
Patrick A. Morgan
Senior Vice President and Chief Financial Officer Federal Home Loan bank of New York (on behalf of the registrant and as the Principal Financial Officer)
Date: May 12, 2010