Form 10-Q
period 2010-06-30
Federal Home Loan Bank of New York
filed 2010-08-12
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of July 31, 2010 was 46,115,774.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

Federal Home Loan Bank of New York
Statements of Condition — Unaudited (in thousands, except par value of capital stock)
As of June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Cash and due from banks (Note 3)	$3,262,770	$2,189,252
Federal funds sold	3,125,000	3,450,000
Available-for-sale securities, net of unrealized gains (losses) of $20,182 at June 30, 2010 and ($3,409) at December 31, 2009 (Note 5)	2,914,432	2,253,153
Held-to-maturity securities (Note 4)
Long-term securities	8,931,074	10,519,282
Advances (Note 6)	85,285,877	94,348,751
Mortgage loans held-for-portfolio, net of allowance for credit losses of $5,392 at June 30, 2010 and $4,498 at December 31, 2009 (Note 7)	1,283,040	1,317,547
Accrued interest receivable	310,792	340,510
Premises, software, and equipment	14,112	14,792
Derivative assets (Note 16)	39,444	8,280
Other assets	16,790	19,339

Total assets	$105,183,331	$114,460,906

Liabilities and capital

Liabilities
Deposits (Note 8)
Interest-bearing demand	$4,756,694	$2,616,812
Non-interest bearing demand	5,843	6,499
Term	32,000	7,200

Total deposits	4,794,537	2,630,511

Consolidated obligations, net (Note 10)
Bonds (Includes $9,763,246 at June 30, 2010 and $6,035,741 at December 31, 2009 at fair value under the fair value option)	66,246,847	74,007,978
Discount notes (Includes $1,753,688 at June 30, 2010 and $0 at December 31, 2009 at fair value under the fair value option)	27,480,949	30,827,639

Total consolidated obligations	93,727,796	104,835,617

Mandatorily redeemable capital stock (Note 11)	69,569	126,294

Accrued interest payable	233,540	277,788
Affordable Housing Program (Note 12)	144,074	144,489
Payable to REFCORP (Note 12)	14,088	24,234
Derivative liabilities (Note 16)	868,718	746,176
Other liabilities	84,145	72,506

Total liabilities	99,936,467	108,857,615

Commitments and Contingencies (Notes 10, 12, 16 and 18)

Capital (Note 11)
Capital stock ($100 par value), putable, issued and outstanding shares: 46,795 at June 30, 2010 and 50,590 at December 31, 2009	4,679,522	5,058,956
Retained earnings	676,528	688,874
Accumulated other comprehensive income (loss) (Note 13)
Net unrealized gain (loss) on available-for-sale securities	20,182	(3,409)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	(101,877)	(110,570)
Net unrealized loss on hedging activities	(19,614)	(22,683)
Employee supplemental retirement plans (Note 15)	(7,877)	(7,877)

Total capital	5,246,864	5,603,291

Total liabilities and capital	$105,183,331	$114,460,906

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Income — Unaudited (in thousands, except per share data)
For the three and six months ended June 30, 2010 and 2009

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income
Advances (Note 6)	$154,204	$351,295	$303,844	$853,517
Interest-bearing deposits (Note 3)	1,238	9,123	2,067	18,041
Federal funds sold	2,804	1	4,347	69
Available-for-sale securities (Note 5)	9,784	7,772	15,548	16,291
Held-to-maturity securities (Note 4)
Long-term securities	91,809	117,863	190,443	244,683
Certificates of deposit	—	33	—	541
Mortgage loans held-for-portfolio (Note 7)	16,615	18,169	33,356	37,273

Total interest income	276,454	504,256	549,605	1,170,415

Interest expense
Consolidated obligations-bonds (Note 10)	146,659	248,280	301,572	591,987
Consolidated obligations-discount notes (Note 10)	11,956	52,203	21,613	141,581
Deposits (Note 8)	963	709	1,854	1,486
Mandatorily redeemable capital stock (Note 11)	676	2,794	2,171	3,672
Cash collateral held and other borrowings (Note 19)	—	11	—	48

Total interest expense	160,254	303,997	327,210	738,774

Net interest income before provision for credit losses	116,200	200,259	222,395	431,641

Provision for credit losses on mortgage loans	196	925	906	1,368

Net interest income after provision for credit losses	116,004	199,334	221,489	430,273

Other income (loss)
Service fees	1,129	1,096	2,174	2,080
Instruments held at fair value — Unrealized (loss) gain (Note 17)	(4,248)	(86)	(12,667)	8,226

Total OTTI losses	(202)	(72,789)	(4,075)	(87,991)
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive loss	(1,068)	67,460	(595)	77,398

Net impairment losses recognized in earnings	(1,270)	(5,329)	(4,670)	(10,593)

Net realized and unrealized (loss) gain on derivatives and hedging activities (Note 16)	(11,425)	78,640	(11,788)	64,974
Net realized gain from sale of available-for-sale securities (Note 5)	—	281	708	721
Other	(643)	52	(869)	98

Total other income (loss)	(16,457)	74,654	(27,112)	65,506

Other expenses
Operating	20,352	18,066	39,588	36,160
Finance Agency and Office of Finance	1,993	1,862	4,411	3,829

Total other expenses	22,345	19,928	43,999	39,989

Income before assessments	77,202	254,060	150,378	455,790

Affordable Housing Program (Note 12)	6,371	21,025	12,497	37,582
REFCORP (Note 12)	14,166	46,607	27,576	83,642

Total assessments	20,537	67,632	40,073	121,224

Net income	$56,665	$186,428	$110,305	$334,566

Basic earnings per share (Note 14)	$1.20	$3.52	$2.29	$6.22

Cash dividends paid per share	$1.05	$1.38	$2.46	$2.14

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Capital — Unaudited (in thousands, except per share data)
For the six months ended June 30, 2010 and 2009

				Accumulated
	Capital Stock[1]			Other		Total
	Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)

Balance, December 31, 2008	55,857	$5,585,700	$382,856	$(101,161)	$5,867,395

Proceeds from sale of capital stock	20,394	2,039,372	—	—	2,039,372
Redemption of capital stock	(22,548)	(2,254,793)	—	—	(2,254,793)
Cash dividends ($2.14 per share) on capital stock	—	—	(117,419)	—	(117,419)
Net Income	—	—	334,566	—	334,566	$334,566
Net change in Accumulated other comprehensive income (loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	(77,159)	(77,159)	(77,159)
Net unrealized gains on available-for-sale securities	—	—	—	54,291	54,291	54,291
Hedging activities	—	—	—	3,789	3,789	3,789

						$315,487

Balance, June 30, 2009	53,703	$5,370,279	$600,003	$(120,240)	$5,850,042

Balance, December 31, 2009	50,590	$5,058,956	$688,874	$(144,539)	$5,603,291

Proceeds from sale of capital stock	8,592	859,266	—	—	859,266
Redemption of capital stock	(12,084)	(1,208,434)	—	—	(1,208,434)
Shares reclassified to mandatorily redeemable capital stock	(303)	(30,266)	—	—	(30,266)
Cash dividends ($2.46 per share) on capital stock	—	—	(122,651)	—	(122,651)
Net Income	—	—	110,305	—	110,305	$110,305
Net change in Accumulated other comprehensive income (loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	8,693	8,693	8,693
Net unrealized gains on available-for-sale securities	—	—	—	23,591	23,591	23,591
Hedging activities	—	—	—	3,069	3,069	3,069

						$145,658

Balance, June 30, 2010	46,795	$4,679,522	$676,528	$(109,186)	$5,246,864

[1]	Putable stock
The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the six months ended June 30, 2010 and 2009

	Six months ended
	June 30,
	2010	2009
Operating activities

Net Income	$110,305	$334,566

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(30,921)	(86,658)
Concessions on consolidated obligations	6,480	2,979
Premises, software, and equipment	2,756	2,651
Provision for credit losses on mortgage loans	906	1,368
Net realized (gains) from redemption of held-to-maturity securities	—	(281)
Net realized (gains) from sale of available-for-sale securities	(708)	(440)
Credit impairment losses on held-to-maturity securities	4,670	10,593
Change in net fair value adjustments on derivatives and hedging activities	297,536	11,210
Change in fair value adjustments on financial instruments held at fair value	12,667	(8,226)
Net change in:
Accrued interest receivable	29,718	125,398
Derivative assets due to accrued interest	35,478	217,719
Derivative liabilities due to accrued interest	(20,827)	(206,376)
Other assets	2,411	2,400
Affordable Housing Program liability	(415)	17,588
Accrued interest payable	(38,438)	(152,667)
REFCORP liability	(10,146)	40,860
Other liabilities	5,277	(3,176)

Total adjustments	296,444	(25,058)

Net cash provided by operating activities	406,749	309,508

Investing activities
Net change in:
Interest-bearing deposits	(829,488)	(73,661)
Federal funds sold	325,000	—
Deposits with other FHLBanks	48	(51)
Premises, software, and equipment	(2,076)	(3,431)
Held-to-maturity securities:
Long-term securities
Purchased	(174,048)	(1,957,079)
Repayments	1,769,425	1,495,990
In-substance maturities	—	36,224
Net change in certificates of deposit	—	1,203,000
Available-for-sale securities:
Purchased	(1,295,992)	(447)
Proceeds	630,879	280,545
Proceeds from sales	33,216	131,859
Advances:
Principal collected	116,284,319	244,561,800
Made	(106,107,058)	(237,878,829)
Mortgage loans held-for-portfolio:
Principal collected	92,530	146,148
Purchased and originated	(58,967)	(71,520)
Loans to other FHLBanks
Loans made	(27,000)	—
Principal collected	27,000	—

Net cash provided by investing activities	10,667,788	7,870,548

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the six months ended June 30, 2010 and 2009

	Six months ended
	June 30,
	2010	2009
Financing activities
Net change in:
Deposits and other borrowings [1]	$1,950,280	$680,915
Consolidated obligation bonds:
Proceeds from issuance	31,884,893	23,163,182
Payments for maturing and early retirement	(39,936,236)	(32,670,019)
Consolidated obligation discount notes:
Proceeds from issuance	62,940,272	736,175,377
Payments for maturing	(66,281,418)	(735,161,115)
Capital stock:
Proceeds from issuance	859,266	2,039,372
Payments for redemption / repurchase	(1,208,434)	(2,254,793)
Redemption of Mandatorily redeemable capital stock	(86,991)	(14,867)
Cash dividends paid [2]	(122,651)	(117,419)

Net cash used by financing activities	(10,001,019)	(8,159,367)

Net increase in cash and cash equivalents	1,073,518	20,689
Cash and due from Banks at beginning of the period	2,189,252	18,899

Cash and due from Banks at end of the period	$3,262,770	$39,588

Supplemental disclosures:
Interest paid	$381,060	$972,345
Affordable Housing Program payments [3]	$12,912	$19,994
REFCORP payments	$37,722	$42,782
Transfers of mortgage loans to real estate owned	$761	$491
Portion of non-credit OTTI (gains) losses on held-to-maturity securities	$(595)	$77,398

[1]	Cash flows from derivatives containing financing elements were considered as a financing activity — $223,708 and $131,726 cash out-flows for the six months ended 2010 and 2009.

[2]	Does not include payments to holders of Mandatorily redeemable capital stock.

[3]	AHP payments = (beginning accrual — ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
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
Members of the cooperative must purchase FHLBNY stock according to regulatory requirements (For more information, see Note 11 — Capital, Capital ratios, and Mandatorily redeemable capital stock). The business of the cooperative is to provide liquidity for the members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, the Bank operates such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district. All members are required to purchase capital stock in the FHLBNY as a condition of membership. A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock because of having acquired an FHLBNY member. Because the Bank operates as a cooperative, the FHLBNY conducts business with related parties in the normal course of business and considers all members and non-member stockholders as related parties in addition to the other FHLBanks. For more information, see Note 19 — Related party transactions.
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
Congress established REFCORP in 1989 to help facilitate the U.S. government’s bailout of failed financial institutions. The REFCORP assessments are used by the U.S. Treasury to pay a portion of the annual interest expense on long-term obligations issued to finance a portion of the cost of the bailout. Principal of those long-term obligations is paid from a segregated account containing zero-coupon U.S. government obligations, which were purchased using funds that Congress directed the FHLBanks to provide for that purpose in 1989.
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
Affordable Housing Program (“AHP”) Assessments. Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the Affordable Housing Program the greater of $100 million or 10 percent of regulatory defined net income. Regulatory defined net income is GAAP net income before (1) interest expense related to mandatorily redeemable capital stock, and (2) the assessment for Affordable Housing Program, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. The FHLBNY accrues the AHP expense monthly.
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
See Note 1 — Summary of Significant Accounting Policies and Estimates in Notes to the Financial Statements of the Federal Home Loan Bank of New York filed on Form 10-K on March 25, 2010, which contains a summary of the Bank’s significant accounting policies and estimates.
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
Fair Value Measurements and Disclosures — The accounting standard on fair value measurements and disclosures discusses how entities should measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. In January 2010, the Financial Accounting Standards Board (“FASB”) provided further guidelines effective January 1, 2010, that required enhanced disclosures about fair value measurements that the FHLBNY adopted in the 2010 first quarter. For more information, see Note 17 — Fair values of financial instruments.
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
In its Statements of Condition at June 30, 2010 and December 31, 2009, the FHLBNY measured and recorded fair values using the above guidance for derivatives, available-for-sale securities, and certain consolidated obligation bonds and discount notes that were designated under the fair value option accounting (“FVO”). Held-to-maturity securities determined to be credit impaired or other-than-temporarily impaired (“OTTI”) at June 30, 2010 and December 31, 2009 were measured and recorded at their fair values on a non-recurring basis.
Fair Values of Derivative positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities under hedge accounting rules to mitigate fair value risks. In addition, the Bank records the fair value of an insignificant amount of mortgage-delivery commitments as derivatives. For additional information, see Note 16 - Derivatives and hedging activities.
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
Fair Values of investments classified as available-for-sale securities — The FHLBNY measures and records fair values of available-for-sale securities in the Statements of Condition in accordance with the fair value measurement standards. Changes in the values of available-for-sale securities are recorded in Accumulated other comprehensive income (loss) (“AOCI”), a component of members’ capital, with an offset to the recorded value of the investments in the Statements of Condition. The Bank’s investments classified as available-for-sale (“AFS”) are comprised of mortgage-backed securities that are GSE issued variable-rate collateralized mortgage obligations and are marketable at their recorded fair values. A small percentage of the AFS portfolio at June 30, 2010 and December 31, 2009 consisted of investments in equity and bond mutual funds held by grantor trusts owned by the FHLBNY. The unit prices, or the “Net asset values,” of the underlying mutual funds were available through publicly viewable websites and the units were marketable at recorded fair values.
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
See Note 17 — Fair Values of financial instruments — for additional disclosures about fair values and Levels associated with assets and liabilities recorded on the Bank’s Statements of Condition at June 30, 2010 and December 31, 2009.

Fair Value of held-to-maturity securities on a Nonrecurring Basis — Certain held-to-maturity investment securities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments when there is evidence of other-than-temporary impairment. In accordance with the guidance on recognition and presentation of other-than-temporary impairment, certain held-to-maturity mortgage-backed securities were determined to be credit impaired at June 30, 2010 and December 31, 2009 and the securities were recorded at their fair values in the Statements of Condition at those dates. For more information, see Note 4 — Held-to-maturity securities and Note 17 — Fair Values of financial instruments.
Financial Assets and Financial Liabilities recorded under the Fair Value Option — The accounting standards on the fair value option for financial assets and liabilities, created the fair value option (“FVO”) allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for the selected financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. In the third quarter of 2008 and thereafter, the FHLBNY had elected the FVO designation for certain consolidated obligations. At June 30, 2010 and December 31, 2009, the Bank had designated certain consolidated obligation debt under the FVO and recorded their fair values in the Statements of Condition at those dates. The changes in fair values of the designated bonds are economically hedged by interest rate swaps. See Note 17 — Fair Values of financial instruments for more information.
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
Until available-for-sale securities are sold, changes in fair values are recorded in AOCI as Net unrealized gain or (loss) on available-for-sale securities. If available-for-sale securities had been hedged under a fair value hedge qualifying for hedge accounting, the FHLBNY would record the portion of the change in fair value related to the risk being hedged in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities together with the related change in the fair value of the derivative, and would record the remainder of the change in AOCI as a Net unrealized gain (loss) on available-for-sale securities. If available-for-sale securities had been hedged under a cash flow hedge qualifying for hedge accounting, the FHLBNY would record the effective portion of the change in value of the derivative related to the risk being hedged in AOCI as a Net unrealized gain (loss) on derivatives and hedging activities. The ineffective portion would be recorded in Other income (loss) and presented as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
The FHLBNY computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in Other income (loss). The FHLBNY treats securities purchased under agreements to resell as collateralized financings because the counterparty retains control of the securities.

Other-than-temporary impairment (“OTTI”) — Accounting and Governance Policies -Impairment analysis, Pricing of mortgage-backed securities, and Bond insurer methodology.
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
Even if management does not intend to sell such an impaired security, an OTTI has occurred if cash flow analysis determines that a credit loss exists. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is a credit loss. To determine if a credit loss exists, management compares the present value of the cash flows expected to be collected to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the security’s amortized cost, an OTTI exists, irrespective of whether management will be required to sell such a security. The Bank’s methodology to calculate the present value of expected cash flows is to discount the expected cash flows (principal and interest) of a fixed-rate security that is being evaluated for OTTI, by using the effective interest rate of the security as of the date it was acquired. For a variable-rate security that is evaluated for OTTI, the expected cash flows are computed using a forward-rate curve and discounted using the forward rates.
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
For OTTI securities that were previously impaired and have subsequently incurred additional credit losses, those credit losses are reclassified out of non-credit losses in AOCI and charged to earnings.
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
OTTI FHLBank System Governance Committee — On April 28, 2009 and May 7, 2009, the Finance Agency, the FHLBanks’ regulator, provided the FHLBanks with guidance on the process for determining OTTI with respect to the FHLBanks’ holdings of private-label MBS and for adoption of the guidance for recognition and presentation of OTTI. The goal of the guidance is to promote consistency among all FHLBanks in the process for determining and presenting OTTI for private-label MBS.
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
FHLBank System Pricing Committee — In an effort to achieve consistency among the FHLBanks’ pricing of investments of mortgage-backed securities, in the third quarter of 2009 the FHLBanks also formed the MBS Pricing Governance Committee, which was responsible for developing a fair value methodology for mortgage-backed securities that all FHLBanks could adopt. Consistent with the guidance from the Pricing Committee, the FHLBNY conformed its pre-existing methodology for estimating the fair value of mortgage-backed securities starting with the interim period ended September 30, 2009. Under the approved methodology, the FHLBNY requests prices for all mortgage-backed securities from four specific third-party vendors. Prior to the change, the FHLBNY used three of the four vendors specified by the Pricing Committee. Depending on the number of prices received from the four vendors for each security, the FHLBNY selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review by the FHLBNY. In certain limited instances (i.e., when prices are outside of variance thresholds or the third-party services do not provide a price), the FHLBNY obtains a price from securities dealers that may be deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for CUSIPs held in common with other FHLBanks are reviewed for consistency. The incorporation of the Pricing Committee guidelines did not have a significant impact in the FHLBNY’s estimate of the fair values of its investment securities at implementation of the policy as of September 30, 2009 and thereafter.

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
For reasons outlined in previous paragraphs, the FHLBNY believes that bond insurance is an inherent aspect of credit support within the structure of the security itself and it is appropriate to include insurance in its evaluation of expected cash flows and determination of OTTI. The FHLBNY has also established that the terms of insurance enable the insurance to travel with the security if the security is sold in the future. Up until March 31, 2010, both Ambac Assurance Corp (“Ambac”), and MBIA Insurance Corp (“MBIA”), the two primary bond insurers for the FHLBNY, had been paying claims in order to meet any cash flow deficiency within the structure of the insured securities. On March 24, 2010, Ambac, with the consent of the Commissioner of Insurance for the State of Wisconsin (the “Commissioner”), entered into a temporary injunction to suspend payments to bond holders and to create a segregated account for bond holders. As a result, payments from Ambac to trustees of certain insured bonds owned by the FHLBNY were also temporarily suspended. The amounts suspended were not material as of June 30, 2010. MBIA is continuing to meet claims for bonds owned by the FHLBNY.
Within the boundaries set in the methodology outlined above, which are re-assessed at each quarter, the Bank believes it is appropriate to assert whether or not insurer credit support can be relied upon over a certain period of time. For Ambac that support period ended at March 31, 2010 (no-reliance after that date) based on the FHLBNY’s analysis of the temporary injunction by the Commissioner and Ambac. As with all assumptions, changes to these assumptions (if bond insurers are deemed fully viable and able to fulfil their insurance obligations for bonds owned by the FHLBNY) may result in materially different outcomes.
Impairment analysis of mortgage-backed securities
Securities with a fair value below amortized cost basis are considered impaired. Determining whether a decline in fair value is OTTI requires significant judgment. The FHLBNY evaluates its individual held-to-maturity investment in private-label issued mortgage- and asset-backed securities for OTTI on a quarterly basis. As part of this process, the FHLBNY assesses if it has the intent to sell the security or “it is more likely than not” that it will be required to sell the impaired investment before recovery of its amortized cost basis. To assess whether the entire amortized cost basis of the FHLBNY’s private-label MBS will be recovered in future periods, beginning with the quarter ended September 30, 2009 and thereafter, the Bank performed OTTI analysis by cash flow testing 100 percent of its 54 private-label MBS. In the first two quarters of 2009, the FHLBNY’ methodology was to analyze all its private-label MBS to isolate securities that were considered to be at risk of OTTI and to perform cash flow analysis on securities at risk of OTTI.
Cash flow analysis derived from the FHLBNY’s own assumptions — Assessment for OTTI employed by the FHLBNY’s own techniques and assumptions were determined primarily using historical performance data of the 54 private-label MBS at June 30, 2010. These assumptions and performance measures were benchmarked by comparing to (1) performance parameters from “market consensus”, and (2) to the assumptions and parameters provided by the OTTI Committee for the FHLBNY’s private-label MBS, which represented about 50 percent of the FHLBNY’s private-label MBS portfolio.

The internal process calculates the historical average of each bond’s prepayments, defaults, and loss severities, and considered other factors such as delinquencies and foreclosures. Management’s assumptions are primarily based on historical performance statistics extracted from reports from trustees, loan servicer reports and other sources. In arriving at historical performance assumptions, which is the FHLBNY’s expected case assumptions, the FHLBNY also considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the debt securities; the underlying type of collateral; the year of securitization or vintage, the duration and level of the unrealized loss, credit enhancements, if any; and other collateral-related characteristics such as FICO® credit scores, and delinquency rates. The relative importance of this information varies based on the facts and circumstances surrounding each security as well as the economic environment at the time of assessment.
If the security is insured by a bond insurer and the security relies on the insurer for support either currently or potentially in future periods, the FHLBNY performs another analysis to assess the financial strength of the monoline insurers. The results of the insurer financial analysis (“monoline burn-out period”) are then incorporated in the third-party cash flow model, as a key input. If the cash flow model projected cash flow shortfalls (credit impairment) on an insured security, the monoline’s burn-out period (an end date for credit support), is then input to the cash flow model. The end date, also referred to as the burn-out date, provides the necessary information as an input to the cash flow model for the continuation of cash flows up until the burn-out date. Any cash flow shortfalls that occur beyond the “burn-out” date are considered to be not recoverable and the insured security is then deemed to be credit impaired.
Each bond’s performance parameters, primarily prepayments, defaults and loss severities, and bond insurance financial guarantee predictors, as calculated by the Bank’s internal approach are then input into the specialized bond cash flow model that allocates the projected collateral level losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancements for the senior securities are derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
Role and scope of the OTTI Governance Committee
Beginning with the third quarter of 2009, the OTTI Committee has adopted guidelines that each FHLBank should assess credit impairment by cash flow testing of 100 percent of private-label securities. Of the 54 private-label MBS owned by the FHLBNY, approximately 50 percent of MBS backed by sub-prime loans, home equity loans, and manufactured housing loans were deemed to be outside the scope of the OTTI Committee because sufficient loan level collateral data was not available to determine the assumptions under the OTTI Committee’s approach described below. The remaining securities were modeled in the OTTI Committee common platform. The FHLBNY developed key modeling assumptions and forecasted cash flows using the FHLBNY’s own assumptions for 100 percent of its private-label MBS.
Cash flow derived from the OTTI Committee common platform — Consistent with the guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to perform cash-flow analyses for the securities within the scope of the OTTI Committee as a means of benchmarking the FHLBNY’s own cash flow analysis. At June 30, 2010 and December 31, 2009, FHLBanks of San Francisco and Chicago cash flow tested approximately 50 percent of the FHLBNY’s private-label MBS. Although the FHLBNY has engaged the two FHLBanks to perform the cash flow analysis, the FHLBNY is ultimately responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and performing the required present value calculations using appropriate historical cost bases and yields.
The FHLBanks of San Francisco and Chicago performed cash flow analysis for the FHLBNY’s private-label securities in scope using two third-party models to establish the modeling assumptions and calculate the forecasted cash flows in the structure of the MBS. The first model considered borrower characteristics and the particular attributes of the loans underlying a security in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which were based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank’s housing price forecast as of June 30, 2010 assumed current-to-trough home price declines ranging from 0 percent to 12 percent over the 3- to 9-month period beginning April 1, 2010. Thereafter, home prices are projected to increase 0 percent in the first six months, 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year.
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
The projected cash flows were based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on model approach described above reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path described in the prior paragraph.

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
Mortgage Loans Held-for-portfolio
The FHLBNY participates in the Mortgage Partnership Finance program® (“MPF” ®) by purchasing conventional mortgage loans from its participating members, hereafter referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans purchased were not a significant total of the outstanding mortgage loans held-for-portfolio at June 30, 2010 and December 31, 2009. The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities. The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers. Collectability of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80 percent at origination, which is paid for by the borrower. Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”) for which the maximum exposure is estimated to be $11.5 million and $13.9 million at June 30, 2010 and December 31, 2009. The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI. The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY. For assuming this risk, PFIs receive monthly “credit enhancement fees” from the FHLBNY.
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
The FHLBNY records credit enhancement fees as a reduction to interest income. The FHLBNY records other non-origination fees, such as delivery commitment extension fees and pair-off fees, as derivative income over the life of the commitment. All such fees were inconsequential for all periods reported. The FHLBNY defers and amortizes premiums, costs, and discounts as interest income using the level yield method to the loan’s contractual maturities. The FHLBNY classifies mortgage loans as held-for-portfolio and, accordingly, reports them at their principal amount outstanding, net of premiums, costs and discounts, which is the fair value of the mortgage loan on settlement date.
The FHLBNY places a conventional mortgage loan (conventional loans do not include VA and FHA insured loans) on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due. When a conventional mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income.
Allowance for credit losses on mortgage loans. The following summarizes (1) Nature of credit risk inherent in the MPF portfolio, (2) How risk is analyzed and assessed in arriving at the allowance for credit loss, and (3) Changes, if any, to the methodology to estimate allowance for credit losses.
The Bank reviews its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the principal and interest. Mortgage loans, that are either classified under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due, are separated from the aggregate pool and evaluated separately for impairment.
The allowances for credit losses on mortgage loans were $5.4 million and $4.5 million as of June 30, 2010 and December 31, 2009. The Bank’s analysis of the MPF portfolio concluded that the risks within the portfolio were materially the same for all MPF loans, and further segmentation and disaggregation was not necessary.
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
The FHLBNY had no foreign currency assets, liabilities or hedges at June 30, 2010 or December 31, 2009.
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
To meet the short-cut provisions that assume no ineffectiveness, the fair value of the swap approximates zero on the date the FHLBNY designates the hedge.
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
Changes in the fair value of a derivative not qualifying for hedge accounting are recorded in current period earnings with no fair value adjustment to the asset or liability being hedged. Both the net interest and the fair value adjustments on the derivative are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. Interest income and expense and changes in fair values of derivatives designated as economic hedges (also referred to as standalone hedges), or when executed as intermediated derivatives for members are also recorded in the manner described above.

The FHLBNY routinely issues debt and makes advances in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLBNY assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If the FHLBNY determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate, standalone instrument with the same terms would qualify as a derivative instrument, the embedded derivative would be separated from the host contract as prescribed for hybrid financial instruments under accounting standards for derivatives and hedge accounting, and carried at fair value. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, the changes in fair value would be reported in current earnings (such as an investment security classified as “trading”; or, if the FHLBNY cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and no portion of the contract would be designated as a hedging instrument). The FHLBNY had no financial instruments with embedded derivatives that required bifurcation at June 30, 2010, June 30, 2009 or at December 31, 2009.
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
Cash Collateral associated with Derivative Contracts
The Bank reports derivative assets and derivative liabilities in its Statements of Condition after giving effect to legally enforceable master netting agreements with derivative counterparties, which include interest receivable and payable on derivative contracts and the fair values of the derivative contracts. The Bank records cash collateral received and paid in the Statements of Condition as Derivative assets and liabilities in the following manner — Cash collateral pledged by the Bank is reported as a deduction to Derivative liabilities; cash collateral received from derivative counterparties is reported as a deduction to Derivative assets. No securities were either pledged or received as collateral for derivatives at June 30, 2010 and December 31, 2009.
Amortization of Premiums and Accretion of Discounts
The FHLBNY estimates prepayments for purposes of amortizing premiums and accreting discounts associated with mortgage-backed securities. Because actual prepayments of MBS often deviate from the estimates, the FHLBNY periodically recalculates the effective yield to reflect actual prepayments to date. Adjustments of the effective yields for mortgage-backed securities are recorded on a retrospective basis, meaning as if the new estimated life of the security had been known at its original acquisition date. Changes in interest rates have a direct impact on prepayment speeds and estimated life, which will result in yield adjustments and can be a source of income volatility. Reductions in interest rates generally accelerate prepayments, which accelerate the amortization of premiums and reduce current earnings. Typically, declining interest rates also accelerate the accretion of discounts, thereby increasing current earnings. On the other hand, in a rising interest rate environment, prepayments will generally extend over a longer period, shifting some of the premium amortization and discount accretion to future periods.
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

Note 2. Recently issued accounting policies and interpretations.
Accounting for the Consolidation of Variable Interest Entities — In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to improve financial reporting by enterprises involved with variable interest entities (“VIEs”) and to provide more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. The guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBNY), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The FHLBNY has evaluated its operations and investments and has concluded that it has no VIEs and this pronouncement did not impact its financial statements, results of operations and cash flows.
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
Note 3. Cash and due from banks.
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in cash and due from banks.
Compensating balances
The Bank maintained average required clearing balances with the Federal Reserve Banks of approximately $1.0 million as of June 30, 2010 and December 31, 2009. The Bank uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through deposit reserves
The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks were $35.7 million and $29.3 million as of June 30, 2010 and December 31, 2009. The Bank includes member reserve balances in Other liabilities in the Statements of Condition.
Note 4. Held-to-maturity securities.
Held-to-maturity securities consist of mortgage- and asset-backed securities (collectively mortgage-backed securities or “MBS”), state and local housing finance agency bonds, and short-term certificates of deposit issued by highly rated banks and financial institutions. At June 30, 2010 and December 31, 2009, the FHLBNY had pledged MBS of $3.2 million and $2.0 million (amortized cost basis) to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

Mortgage-backed securities — The FHLBNY’s investments in MBS are predominantly government sponsored enterprise issued securities. The carrying value of investments in mortgage-backed securities issued by Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”) (together, government sponsored enterprises or “GSEs”) and a U.S. government agency at June 30, 2010 was $7.2 billion, or 88.4% of the total MBS classified as held-to-maturity. The comparable carrying value of GSE issued MBS at December 31, 2009 was $8.7 billion, or 89.1% of the total MBS classified as held-to-maturity. The carrying values (amortized cost less non-credit component of OTTI) of privately issued mortgage- and asset-backed securities at June 30, 2010 and December 31, 2009 were $1.0 billion and $1.1 billion. Privately issued MBS primarily included asset-backed securities, mortgage pass-throughs and Real Estate Mortgage Investment Conduit bonds, and securities supported by manufactured housing loans.
State and local housing finance agency bonds — Investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) were classified as held-to-maturity and the amortized cost basis were $741.2 million and $751.8 million at June 30, 2010 and December 31, 2009.
Major Security Types
The amortized cost basis, the gross unrecognized holding gains and losses, the fair values of held-to-maturity securities, and OTTI recognized in AOCI were as follows (in thousands):

	June 30, 2010
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Basis	in OCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$1,008,820	$—	$1,008,820	$61,500	$—	$1,070,320
Freddie Mac	288,541	—	288,541	17,328	—	305,869

Total pools of mortgages	1,297,361	—	1,297,361	78,828	—	1,376,189

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,047,759	—	2,047,759	67,738	—	2,115,497
Freddie Mac	3,527,512	—	3,527,512	121,745	—	3,649,257
Ginnie Mae	139,621	—	139,621	584	—	140,205

Total CMOs/REMICs	5,714,892	—	5,714,892	190,067	—	5,904,959

Commercial Mortgage-Backed Securities
Freddie Mac	174,010	—	174,010	$5,149	—	179,159
Ginnie Mae	49,151	—	49,151	1,347	—	50,498

Total commercial mortgage-backed securities	223,161	—	223,161	6,496	—	229,657

Non-GSE MBS
CMOs/REMICs	380,444	(2,149)	378,295	4,142	(2,814)	379,623
Commercial MBS	—	—	—	—	—	—

Total non-federal-agency MBS	380,444	(2,149)	378,295	4,142	(2,814)	379,623

Asset-Backed Securities
Manufactured housing (insured)	188,983	—	188,983	—	(24,963)	164,020
Home equity loans (insured)	286,433	(73,380)	213,053	24,656	(9,286)	228,423
Home equity loans (uninsured)	199,994	(26,348)	173,646	13,745	(27,669)	159,722

Total asset-backed securities	675,410	(99,728)	575,682	38,401	(61,918)	552,165

Total MBS	$8,291,268	$(101,877)	$8,189,391	$317,934	$(64,732)	$8,442,593

Other
State and local housing finance agency obligations	$741,683	$—	$741,683	$2,868	$(83,309)	$661,242
Certificates of deposit	—	—	—	—	—	—

Total other	$741,683	$—	$741,683	$2,868	$(83,309)	$661,242

Total Held-to-maturity securities	$9,032,951	$(101,877)	$8,931,074	$320,802	$(148,041)	$9,103,835

	December 31, 2009
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Basis	in OCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$1,137,514	$—	$1,137,514	$38,378	$—	$1,175,892
Freddie Mac	335,368	—	335,368	12,903	—	348,271

Total pools of mortgages	1,472,882	—	1,472,882	51,281	—	1,524,163

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,609,254	—	2,609,254	70,222	(2,192)	2,677,284
Freddie Mac	4,400,003	—	4,400,003	128,952	(3,752)	4,525,203
Ginnie Mae	171,531	—	171,531	245	(1,026)	170,750

Total CMOs/REMICs	7,180,788	—	7,180,788	199,419	(6,970)	7,373,237

Ginnie Mae-CMBS	49,526	—	49,526	62	—	49,588

Non-GSE MBS
CMOs/REMICs	447,367	(2,461)	444,906	2,437	(7,833)	439,510
Commercial MBS	—	—	—	—	—	—

Total non-federal-agency MBS	447,367	(2,461)	444,906	2,437	(7,833)	439,510

Asset-Backed Securities
Manufactured housing (insured)	202,278	—	202,278	—	(37,101)	165,177
Home equity loans (insured)	307,279	(79,445)	227,834	12,795	(25,136)	215,493
Home equity loans (uninsured)	217,981	(28,664)	189,317	3,436	(34,804)	157,949

Total asset-backed securities	727,538	(108,109)	619,429	16,231	(97,041)	538,619

Total MBS	$9,878,101	$(110,570)	$9,767,531	$269,430	$(111,844)	$9,925,117

Other
State and local housing finance agency obligations	$751,751	$—	$751,751	$3,430	$(11,046)	$744,135
Certificates of deposit	—	—	—	—	—	—

Total other	$751,751	$—	$751,751	$3,430	$(11,046)	$744,135

Total Held-to-maturity securities	$10,629,852	$(110,570)	$10,519,282	$272,860	$(122,890)	$10,669,252

Unrealized Losses
The following tables summarize held-to-maturity securities with fair values below their amortized cost basis. The fair values and gross unrealized holding losses are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position as follows (in thousands):

	June 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$325,906	$(83,309)	$—	$—	$325,906	$(83,309)

Total Non-MBS	325,906	(83,309)	—	—	325,906	(83,309)

MBS Investment Securities
MBS — Other US Obligations
Ginnie Mae	—	—	—	—	—	—
MBS-GSE
Fannie Mae	—	—	—	—	—	—
Freddie Mac	—	—	—	—	—	—

Total MBS-GSE	—	—	—	—	—	—

MBS-Private-Label	—	—	702,216	(127,488)	702,216	(127,488)

Total MBS	—	—	702,216	(127,488)	702,216	(127,488)

Total	$325,906	$(83,309)	$702,216	$(127,488)	$1,028,122	$(210,797)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$212,112	$(8,611)	$43,955	$(2,435)	$256,067	$(11,046)

Total Non-MBS	212,112	(8,611)	43,955	(2,435)	256,067	(11,046)

MBS Investment Securities
MBS — Other US Obligations
Ginnie Mae	122,359	(1,020)	2,274	(6)	124,633	(1,026)
MBS-GSE
Fannie Mae	780,645	(2,192)	—	—	780,645	(2,192)
Freddie Mac	814,881	(3,752)	—	—	814,881	(3,752)

Total MBS-GSE	1,595,526	(5,944)	—	—	1,595,526	(5,944)

MBS-Private-Label	113,140	(1,523)	765,445	(196,134)	878,585	(197,657)

Total MBS	1,831,025	(8,487)	767,719	(196,140)	2,598,744	(204,627)

Total	$2,043,137	$(17,098)	$811,674	$(198,575)	$2,854,811	$(215,673)

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
Impairment analysis of held-to-maturity non-agency private-label mortgage- and asset-backed securities (“PLMBS”)
Management evaluates its investments for OTTI on a quarterly basis, under amended OTTI guidance issued by the Financial Accounting Standards Board (“FASB”) in the 2009 first quarter. This amended OTTI guidance, which the FHLBNY early adopted in the 2009 first quarter, results in only the credit portion of OTTI securities being recognized in earnings. The noncredit portion of OTTI, which represent fair value losses of OTTI securities, is recognized in AOCI. Prior to 2009, if impairment was determined to be other-than-temporary, the impairment loss recognized in earnings was equal to the entire difference between the security’s amortized cost basis and its fair value. Prior to 2009, the FHLBNY had no impaired securities. Beginning with the quarter ended September 30, 2009, and thereafter, the FHLBNY performed its OTTI analysis by cash flow testing 100% of it private-label MBS. At December 31, 2008, and at the two interim quarters ended June 30, 2009, the FHLBNY’s methodology was to analyze all its private-label MBS to isolate securities that were considered to be at risk of OTTI and to perform cash flow analysis on securities at risk of OTTI.
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
The two primary monoline insurers, Ambac and MBIA, have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to assess the ability of the monoline insurers to meet future insurance obligations. Predicting when bond insurers may no longer have the ability to perform under their contractual agreements is a key impairment measurement parameter which the FHLBNY continually adjusts to factor the changing operating conditions at Ambac and MBIA. In a series of rating actions in 2009, MBIA and Ambac had been downgraded to below investment grade. Financial information, cash flows and results of operations from the two monolines have been closely monitored and analyzed by the management of FHLBNY. Based on on-going analysis of Ambac and MBIA at each interim period in 2009 and the two quarters ended June 30, 2010, the FHLBNY management has shortened the period it believes the two monolines can continue to provide insurance support as a result of the changing operating conditions at Ambac and MBIA. The FHLBNY performs this analysis and makes a re-evaluation of the bond insurance support period quarterly.
Up until March 31, 2010, both Ambac Assurance Corp. (“Ambac”) and MBIA Insurance Corp (“MBIA”), the two primary bond insurers for the FHLBNY, had been paying claims in order to meet any current cash flow deficiency within the structure of the insured securities. As of June 30, 2010, MBIA is continuing to meet claims. On March 24, 2010, Ambac, with the consent of the Commissioner of Insurance for the State of Wisconsin (the “Commissioner”), entered into a temporary injunction to suspend payments to bond holders and to create a segregated account for bond holders, which had no effect on payments due from Ambac through March 31, 2010. As a result, payments from Ambac to trustees of certain insured bonds owned by the FHLBNY were also temporarily suspended in the quarter ended June 30, 2010. The amounts suspended were not material. Changes to these and other key assumptions may result in materially different outcomes and the realization of additional other-than-temporary impairment charges in the future.
OTTI at June 30, 2010 — To assess whether the entire amortized cost basis of the Bank’s private-label MBS will be recovered, the Bank performed cash flow analysis for 100 percent of the FHLBNY’s private-label MBS outstanding at June 30, 2010. Cash flow assessments identified credit impairment on four HTM private-label mortgage-backed securities, and $1.3 million as other-than-temporary impairment (“OTTI”) was recorded as a charge to earnings. All four securities had been previously determined to be OTTI, and the additional impairment (or re-impairment) in the 2010 second quarter was due to further deterioration in the credit default rates of the four securities. The non-credit portion of OTTI recorded in AOCI was not significant. In the first quarter, the FHLBNY had recorded a credit impairment charge of $3.4 million.
The tables below contain summary analysis of securities1 that were deemed OTTI in the two quarters of 2010 (in thousands):

					Quarter Ended		Six Months Ended
	Quarter ended June 30, 2010				June 30, 2010		June 30, 2010
	Insurer MBIA		Insurer Ambac		OTTI		OTTI
Security		Fair		Fair	Credit	Non-credit[2]	Credit	Non-credit[2]
Classification	UPB	Value	UPB	Value	Loss	Loss	Loss	Loss

HEL Subprime*	$20,976	$9,044	$37,456	$22,564	$(1,270)	$1,068	$(4,670)	$595

Total	$20,976	$9,044	$37,456	$22,564	$(1,270)	$1,068	$(4,670)	$595

*	HEL Subprime — MBS supported by home equity loans.

	Quarter ended March 31, 2010
	Insurer MBIA		Insurer Ambac		OTTI
Security		Fair		Fair	Credit	Non-credit[2]
Classification	UPB	Value	UPB	Value	Loss	Loss

HEL Subprime*	$21,637	$9,730	$45,476	$26,015	$(3,400)	$(473)

Total	$21,637	$9,730	$45,476	$26,015	$(3,400)	$(473)

*	HEL Subprime — MBS supported by home equity loans.

[1]	At June 30, 2010, the total carrying value of the securities prior to OTTI was $28.7 million. The carrying values and fair values of OTTI securities in a loss position prior to OTTI were $11.5 million and $11.3 million.

[2]	Represents net amount of impairment losses reclassified from (to) AOCI to earnings as a result of additional credit losses on securities that had been previously determined to be OTTI.
Of the four credit impaired securities, three securities are insured by bond insurer Ambac, and one by MBIA. The Bank’s analysis of the Ambac concluded that the bond insurer could not be relied upon to “make whole” future credit losses due to projected collateral shortfalls of the impaired securities. Analysis of MBIA concluded that insurance support could be relied upon for shortfalls up until June 30, 2011, beyond which date, MBIA’s financial resources would be such that insurance protection could not be relied upon.

With respect to the Bank’s remaining investments, the Bank believes no OTTI exists. The Bank’s conclusion is based upon multiple factors — bond issuer MBIA’s continued satisfaction its obligations under the contractual terms of the securities; the estimated performance of the underlying collateral; and the evaluation of the fundamentals of the issuer’s financial condition. Management has not made a decision to sell such securities at June 30, 2010. Management has also concluded that it is “more likely than not” that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. Based on factors outlined above, the FHLBNY believes that the remaining securities classified as held-to-maturity were not other-than-temporarily impaired as of June 30, 2010. However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market and spreads return to levels that reflect underlying credit characteristics, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the presumption of the ability of bond insurer MBIA to support certain insured securities is further negatively impacted by the insurer’s future financial performance, additional OTTI may be recognized in future periods.
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
The tables provide summary analysis of the securities that were deemed OTTI in the fourth quarter of 2009 and cumulatively through December 31, 2009 (in thousands):

	At December 31, 2009								Quarter ended December 31, 2009
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI		Gross Unrecognized Losses
Security		Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

HEL Subprime*	$—	$—	$89,092	$53,027	$20,118	$12,874	$(6,540)	$(16,212)	$—	$(2,663)

Total	$—	$—	$89,092	$53,027	$20,118	$12,874	$(6,540)	$(16,212)	$—	$(2,663)

*	HEL Subprime — MBS supported by home equity loans.

	Year ended December 31, 2009								Year ended December 31, 2009
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI		Gross Unrecognized Losses
Security		Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

RMBS-Prime*	$—	$—	$—	$—	$54,295	$51,715	$(438)	$(2,766)	$(1,187)	$—
HEL Subprime*	34,425	17,161	198,532	127,470	80,774	53,783	(20,378)	(117,330)	—	(13,674)

Total	$34,425	$17,161	$198,532	$127,470	$135,069	$105,498	$(20,816)	$(120,096)	$(1,187)	$(13,674)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.
June 30, 2009 — To assess credit-related OTTI, the FHLBNY had employed its screening procedures and identified private-label MBS with weak performance measures. Bonds selected through the screening process were cash flow tested for credit impairment. Based on the management’s determination of expected cash flow shortfall of nine securities insured by Ambac concurrently with the determination that Ambac’s claim paying ability would not be sufficient in future periods, management concluded that nine securities had become OTTI. The cumulative credit losses recognized year-to-date June 30, 2009 on 12 OTTI securities was $10.6 million.
The table below summarizes the key characteristics of the securities that were deemed OTTI in the second quarter of 2009 (in thousands):

	June 30, 2009
	Insurer MBIA		Insurer AMBAC		Uninsured		OTTI		Gross OTTI Losses
		Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Ratings	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

AAA	$—	$—	$—	$—	$61,277	$56,538	$(438)	$(2,766)	$(3,204)	$—
A	—	—	55,780	32,388	—	—	(2,038)	(21,345)	—	(23,383)
BBB	—	—	54,303	32,475	—	—	(679)	(21,141)	—	(21,820)
BB	13,559	7,918	69,672	45,180	—	—	(4,099)	(25,761)	—	(29,860)
B	23,022	13,636	—	—	—	—	(3,339)	(6,385)	—	(9,724)

Total	$36,581	$21,554	$179,755	$110,043	$61,277	$56,538	$(10,593)	$(77,398)	$(3,204)	$(84,787)

The following table provides rollforward information of the credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities for which a significant portion of the OTTI (non-credit component) was recognized in AOCI (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Beginning balance	$24,216	$5,264	$20,816	$—
Additions to the credit component for OTTI loss not previously recognized	—	5,329	—	10,593
Additional credit losses for which an OTTI charge was previously recognized	1,270	—	4,670	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	—	—	—	—

Ending balance	$25,486	$10,593	$25,486	$10,593

Key Base Assumptions — June 30, 2010
The table below summarizes the weighted average and range of Key Base Assumptions for securities determined to be OTTI in the 2010 second quarter:

	Key Base Assumption - OTTI Securities
	CDR		CPR		Loss Severity %
Security Classification	Range	Average	Range	Average	Range	Average

HEL Subprime*	6.00-6.43	6.3	2.00-6.22	3.7	68.9-100.0	88.9

*	HEL Subprime — MBS supported by home equity loans.
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
Adverse case scenario — June 30, 2010
The FHLBNY evaluated its private-label MBS under a base case (or best estimate) scenario, and under more adverse external assumptions. The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the Bank’s future results, market conditions or the actual performance of these securities. The results of the adverse case scenario are presented below alongside the FHLBNY’s Base Case scenario for the credit impaired securities (the base case) (in thousands):

	Quarter ended June 30, 2010
	Actual Results - Base Case Scenario		Pro-forma Results - Adverse Case Scenario
		OTTI related to credit		OTTI related to credit
	UPB	loss	UPB	loss
RMBS Prime	$—	$—	$31,209	(1,219)
Alt-A	—	—	—	—
HEL Subprime	58,432	(1,270)	62,685	(1,966)

Total	$58,432	(1,270)	$93,894	(3,185)

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
At Risk. For monolines with at risk coverage, further analysis is performed to establish an expected case regarding the time horizon of the monoline’s ability to fulfill its financial obligations and provide credit support. Accordingly, bonds insured by monolines in the at risk category are run with a partial financial guarantee in the cashflow model. This partial claim paying condition is expressed in the cashflow model by specifying a “coverage ignore” date. The ignore date is based on the “burnout period” calculation method.
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
Based on the methodology, the Bank has classified FSA (name changed in 2009 to Assured Guaranty Municipal Corp.) as adequate, and MBIA and Ambac as “at risk”. The Bank analyzed Ambac and MBIA and their financial strength to perform with respect to their contractual obligations for the securities owned by the FHLBNY. As of June 30, 2010, MBIA and FSA were performing under the terms of their contractual agreements with respect to the FHLBNY’s insured bonds. See discussions above about Ambac. However, estimation of an insurer’s financial strength to remain viable over a long time horizon requires significant judgment and assumptions. Predicting when the insurers may no longer have the ability to perform under their contractual agreements, then comparing the timing and amounts of cash flow shortfalls of securities that are credit impaired to when insurer protection may not be available, and determining credit impairment requires significant judgment.
The monoline analysis methodology resulted in the following “Burnout Period” time horizon dates for Ambac and MBIA at June 30, 2010, December 31, 2009, and June 30, 2009:

	Burnout Period
	Ambac	MBIA
June 30, 2010
Burnout period (months)	—	12
Coverage ignore date	6/30/2010	6/30/2011

December 31, 2009
Burnout period (months)	18	18
Coverage ignore date	6/30/2011	6/30/2011

June 30, 2009
Burnout period (months)	105	32
Coverage ignore date	3/1/2018	2/1/2012

Note 5. Available-for-sale securities.
Major Security types — The unamortized cost, gross unrealized gains, losses, and the fair value of investments classified as available-for-sale were as follows (in thousands):

	June 30, 2010
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrealized	Unrealized	Fair
	Basis	in OCI	Value	Gains	Losses	Value

Cash equivalents	$1,050	$—	$1,050	$—	$—	$1,050
Equity funds	8,765	—	8,765	43	(2,022)	6,786
Fixed income funds	3,793	—	3,793	338	—	4,131
Mortgage-backed securities
CMO-Floating	2,880,642	—	2,880,642	21,823	—	2,902,465

Total	$2,894,250	$—	$2,894,250	$22,204	$(2,022)	$2,914,432

	December 31, 2009
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrealized	Unrealized	Fair
	Basis	in OCI	Value	Gains	Losses	Value

Cash equivalents	$1,230	$—	$1,230	$—	$—	$1,230
Equity funds	8,995	—	8,995	57	(1,561)	7,491
Fixed income funds	3,672	—	3,672	196	—	3,868
Mortgage-backed securities
CMO-Floating	2,242,665	—	2,242,665	6,937	(9,038)	2,240,564

Total	$2,256,562	$—	$2,256,562	$7,190	$(10,599)	$2,253,153

There were no AFS mortgage-backed securities supported by commercial loans at June 30, 2010 and December 31, 2009.
Unrealized Losses — MBS securities classified as available-for-sale securities (in thousands):

	June 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae	$—	$—	$—	$—	$—	$—
Freddie Mac	44,382	—	—	—	44,382	—

Total MBS-GSE	44,382	—	—	—	44,382	—

Total Temporarily Impaired	$44,382	$—	$—	$—	$44,382	$—

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae	$—	$—	$1,006,860	$(6,394)	$1,006,860	$(6,394)
Freddie Mac	—	—	662,237	(2,644)	662,237	(2,644)

Total MBS-GSE	—	—	1,669,097	(9,038)	1,669,097	(9,038)

Total Temporarily Impaired	$—	$—	$1,669,097	$(9,038)	$1,669,097	$(9,038)

Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, previous OTTI recognized in earnings and/or fair value hedge accounting adjustments. There were no AFS securities determined to be OTTI at June 30, 2010 and December 31, 2009. No AFS securities were hedged at June 30, 2010 and December 31, 2009. Amortization of discounts recorded to income were $3.6 million and $1.4 million for the second quarters ended 2010 and 2009, and $5.0 million and $2.5 million for the six months ended June 30, 2010 and June 30, 2009.
Management of the FHLBNY has concluded that gross unrealized losses at June 30, 2010 and December 31, 2009, as summarized in the table above, were caused by interest rate changes, credit spreads widening and reduced liquidity in the applicable markets. The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis above represent temporary impairment.
Impairment analysis on Available-for-sale securities — The Bank’s portfolio of mortgage-backed securities classified as available-for-sale (“AFS”) is comprised entirely of securities issued by GSEs collateralized mortgage obligations which are “pass through” securities. The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities. Based on the Bank’s analysis, GSE securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. The U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE issued securities given the current levels of collateral, credit enhancements, and guarantees that exist to protect the investments. Management has not made a decision to sell such securities at June 30, 2010 or subsequently. Management also concluded that it is “more likely than not” that it will not be required to sell such securities before recovery of the amortized cost basis of the security. The FHLBNY believes that these securities were not other-than-temporarily impaired as of June 30, 2010 and December 31, 2009. The Bank established certain grantor trusts to fund current and future payments under certain supplemental pension plans and these are classified as available-for-sale. The grantor trusts invest in money market, equity and fixed-income and bond funds. Investments in equity and fixed-income funds are redeemable at short notice, and realized gains and losses from investments in the funds were not significant. No available-for-sale-securities had been pledged at June 30, 2010 and December 31, 2009.

Note 6. Advances.
Redemption terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	June 30, 2010			December 31, 2009
		Weighted [2]			Weighted [2]
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$—	—%	—%	$2,022	1.20%	—%
Due in one year or less	20,619,524	2.35	25.59	24,128,022	2.07	26.59
Due after one year through two years	9,816,621	2.88	12.19	10,819,349	2.73	11.92
Due after two years through three years	8,845,969	3.10	10.98	10,069,555	2.91	11.10
Due after three years through four years	5,139,606	3.08	6.38	5,804,448	3.32	6.40
Due after four years through five years	3,355,081	3.19	4.16	3,364,706	3.19	3.71
Due after five years through six years	6,467,548	4.35	8.03	2,807,329	3.91	3.09
Thereafter	26,316,091	3.78	32.67	33,742,269	3.78	37.19

Total par value	80,560,440	3.20%	100.00%	90,737,700	3.06%	100.00%

Discount on AHP advances [1]	(230)			(260)
Hedging adjustments	4,725,667			3,611,311

Total	$85,285,877			$94,348,751

[1]	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Interest rates on AHP advances ranged from 1.25% to 4.00% at June 30, 2010 and December 31, 2009.

[2]	The weighed average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
Impact of putable advances on advance maturities
The Bank offers putable advances to members. With a putable advance, the Bank effectively purchases a put option from the member that allows the Bank to terminate the fixed-rate advance, which is normally exercised when interest rates have increased from those prevailing at the time the advance was made. When the Bank exercises the put option, it will offer to extend additional credit to members at the then prevailing market rates and terms. Typically, the Bank will hedge putable advances with cancellable interest rate swaps with matching terms and will sell the exercise option that will allow swap counterparties to terminate the swaps at the same predetermined exercise dates as the advances. As of June 30, 2010 and December 31, 2009 the Bank had putable advances outstanding totaling $37.4 billion and $41.4 billion, representing 46.4% and 45.6% of par amounts of advances outstanding at those dates.
The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that is controlled by the FHLBNY, and put dates are summarized into similar maturity tenors as the previous table that summarizes advances by contractual maturities (dollars in thousands):

	June 30, 2010		December 31, 2009
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Overdrawn demand deposit accounts	$—	—%	$2,022	—%
Due or putable in one year or less	53,232,086	66.08	56,978,134	62.79
Due or putable after one year through two years	9,924,371	12.32	14,082,199	15.52
Due or putable after two years through three years	8,324,569	10.33	8,991,805	9.91
Due or putable after three years through four years	4,543,606	5.64	5,374,048	5.92
Due or putable after four years through five years	1,887,581	2.34	2,826,206	3.12
Due or putable after five years through six years	697,548	0.87	158,329	0.18
Thereafter	1,950,679	2.42	2,324,957	2.56

Total par value	80,560,440	100.00%	90,737,700	100.00%

Discount on AHP advances	(230)		(260)
Hedging adjustments	4,725,667		3,611,311

Total	$85,285,877		$94,348,751

Note 7. Mortgage loans held-for-portfolio.
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
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2010		December 31, 2009
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Real Estate:
Fixed medium-term single-family mortgages	$356,003	27.72%	$388,072	29.43%
Fixed long-term single-family mortgages	924,311	71.98	926,856	70.27
Multi-family mortgages	3,857	0.30	3,908	0.30

Total par value	1,284,171	100.00%	1,318,836	100.00%

Unamortized premiums	9,344		9,095
Unamortized discounts	(4,990)		(5,425)
Basis adjustment [1]	(93)		(461)

Total mortgage loans held-for-portfolio	1,288,432		1,322,045
Allowance for credit losses	(5,392)		(4,498)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,283,040		$1,317,547

[1]	Represents fair value basis of open and closed delivery commitments.
The estimated fair values of the mortgage loans as of June 30, 2010 and December 31, 2009 are reported in Note 17 — Fair Values of financial instruments.
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers (See Note 1 — Significant Accounting Policies and Estimates). The first layer is typically 100 basis points but varies with the particular MPF program. The amount of the first layer, or First Loss Account or “FLA”, was estimated as $11.5 million and $13.9 million at June 30, 2010 and December 31, 2009. The FLA is not recorded or reported as a reserve for loan losses as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the Participating Financial Institution (“PFI”) has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued were $0.4 million for the second quarters of 2010 and 2009, and $0.7 million and $0.8 million for the six months ended June 30, 2010 and 2009, and reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.
The following provides roll-forward analysis 1 of the allowance for credit losses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Beginning balance	$5,179	$1,848	$4,498	$1,405
Charge-offs	—	(14)	(34)	(14)
Recoveries	17	—	22	—
Provision for credit losses on mortgage loans	196	925	906	1,368

Ending balance	$5,392	$2,759	$5,392	$2,759

		.		.

[1]	Disaggregation was deemed not necessary since the risk characteristics of loans within the MPF program are materially the same.
As of June 30, 2010 and December 31, 2009, the FHLBNY had $22.1 million and $16.0 million of non-accrual conventional loans. Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements. As of June 30, 2010 and December 31, 2009, the FHLBNY had no investment in impaired mortgage loans, other than the non-accrual loans.
The following table summarizes mortgage loans held-for-portfolio past due 90 days or more and still accruing interest (in thousands):

	June 30, 2010	December 31, 2009

Secured by 1-4 family	$618	$570

The past due loans still accruing were VA and FHA insured loans.

Note 8. Deposits.
The FHLBNY accepts demand, overnight and term deposits from its members, qualifying non-members and U.S. government instrumentalities. A member that services mortgage loans may deposit in the FHLBNY funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.
The following table summarizes term deposits (in thousands):

	June 30, 2010	December 31, 2009

Due in one year or less	$32,000	$7,200

Total term deposits	$32,000	$7,200

Note 9. Borrowings.
Securities sold under agreements to repurchase
The FHLBNY did not have any securities sold under agreement to repurchase as of June 30, 2010 and December 31, 2009. Terms, amounts and outstanding balances of borrowings from other Federal Home Loan Banks are described under Note 19 – Related party transactions.
Note 10. Consolidated obligations.
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
Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks. The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by the FHLBanks, were approximately $0.8 trillion and $0.9 trillion as of June 30, 2010 and December 31, 2009.
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
The FHLBNY met the qualifying unpledged asset requirements at each reporting dates as follows:

	June 30, 2010	December 31, 2009

Percentage of unpledged qualifying assets to consolidated obligations	112%	109%

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
The following summarizes consolidated obligations issued by the FHLBNY and outstanding at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009

Consolidated obligation bonds-amortized cost	$65,379,081	$73,436,939
Fair value basis adjustments	853,017	572,537
Fair value basis on terminated hedges	1,503	2,761
Fair value option valuation adjustments and accrued interest	13,246	(4,259)

Total Consolidated obligation-bonds	$66,246,847	$74,007,978

Discount notes-amortized cost	$27,479,446	$30,827,639
Fair value option valuation adjustments	1,503	—

Total Consolidated obligation-discount notes	$27,480,949	$30,827,639

Redemption Terms of consolidated obligation bonds
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2010			December 31, 2009
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate [1]	of total	Amount	Rate [1]	of total

One year or less	$32,969,150	1.28%	50.49%	$40,896,550	1.34%	55.75%
Over one year through two years	13,914,445	1.55	21.31	15,912,200	1.69	21.69
Over two years through three years	9,215,480	2.06	14.11	7,518,575	2.28	10.25
Over three years through four years	4,225,750	3.32	6.47	3,961,250	3.49	5.40
Over four years through five years	2,199,500	3.66	3.37	2,130,300	4.27	2.90
Over five years through six years	576,350	4.30	0.88	644,350	5.15	0.88
Thereafter	2,199,700	4.98	3.37	2,294,700	5.06	3.13

	65,300,375	1.81%	100.00%	73,357,925	1.87%	100.00%

Bond premiums	109,589			112,866
Bond discounts	(30,883)			(33,852)
Fair value basis adjustments	853,017			572,537
Fair value basis adjustments on terminated hedges	1,503			2,761
Fair value option valuation adjustments and accrued interest	13,246			(4,259)

	$66,246,847			$74,007,978

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps. The weighted average coupon of bonds outstanding at June 30, 2010 and December 31, 2009 represent contractual coupons payable to investors.
Amortization of bond premiums and discounts resulted in net reduction of interest expense of $7.2 million and $8.1 million for the 2010 second quarter and the same period in 2009, and $14.4 million and $13.8 million for the six months ended June 30, 2010 and 2009. Amortization of basis adjustments from terminated hedges were $1.6 million and $1.8 million, and were recorded as an expense in the 2010 second quarter and the same period in 2009, and $3.2 million and $3.5 million for the six months ended June 30, 2010 and 2009.
Debt extinguished
In the second quarter of 2010, the Bank transferred $250.0 million of consolidated obligation bond to an unrelated financial institution at an insignificant gain. No debt was retired in the first quarter of 2010 or in the comparable periods in 2009.
Transfers of consolidated bonds to other FHLBanks
The Bank may transfer certain bonds at negotiated market rates to other FHLBanks to meet the FHLBNY’s asset and liability management objectives. There were no transfers in the 2010 first two quarters and the same periods in 2009. For more information, also, see Note 19 – Related party transactions.
Impact of callable bonds on consolidated bond maturities
The Bank issues callable bonds to investors. With a callable bond, the Bank effectively purchases an option from the investor that allows the Bank to terminate the consolidated obligation bond at pre-determined option exercise dates, which is normally exercised when interest rates have decreased from those prevailing at the time the bonds were issued. Typically, the Bank will hedge callable bonds with cancellable interest rate swaps with matching terms and will sell the exercise option that will allow swap counterparties to terminate the swaps at the same predetermined exercise dates as the bonds. As of June 30, 2010 and December 31, 2009, the Bank had callable bonds totaling $12.2 billion and $11.7 billion, representing 18.8% and 15.9% of par amounts of consolidated bonds outstanding at those dates.

The following summarizes bonds outstanding by year of maturity or next call date (dollars in thousands):

	June 30, 2010		December 31, 2009
		Percentage		Percentage
	Amount	of total	Amount	of total
Year of Maturity or next call date
Due or callable in one year or less	$39,344,950	60.25%	$50,481,350	68.82%
Due or callable after one year through two years	12,218,445	18.71	11,352,200	15.48
Due or callable after two years through three years	6,475,480	9.92	4,073,575	5.55
Due or callable after three years through four years	3,415,750	5.23	3,606,250	4.91
Due or callable after four years through five years	1,685,000	2.58	1,325,800	1.81
Due or callable after five years through six years	331,050	0.51	529,050	0.72
Thereafter	1,829,700	2.80	1,989,700	2.71

	65,300,375	100.00%	73,357,925	100.00%

Bond premiums	109,589		112,866
Bond discounts	(30,883)		(33,852)
Fair value basis adjustments	853,017		572,537
Fair value basis adjustments on terminated hedges	1,503		2,761
Fair value option valuation adjustments and accrued interest	13,246		(4,259)

	$66,246,847		$74,007,978

Discount notes
Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par when they mature.
The FHLBNY’s outstanding consolidated discount notes were as follows (dollars in thousands):

	June 30, 2010	December 31, 2009

Par value	$27,489,667	$30,838,104

Amortized cost	$27,479,446	$30,827,639
Fair value option valuation adjustments	1,503	—

Total	$27,480,949	$30,827,639

Weighted average interest rate	0.19%	0.15%

Note 11. Capital, Capital ratios, and Mandatorily redeemable capital stock.
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
On December 12, 2007 the Finance Board (predecessor to the Finance Agency) approved amendments to the FHLBNY’s capital plan. The amendments allow the FHLBNY to recalculate the membership stock purchase requirement any time after 30 days subsequent to a merger. The amendments also permit the FHLBNY to use a zero mortgage asset base in performing the calculation, which recognizes the fact that the corporate entity that was once its member no longer exists. As a result of these amendments, the FHLBNY could determine that all of the membership stock formerly held by the member becomes excess stock, which would give the FHLBNY the discretion, but not the obligation, to repurchase that stock prior to the expiration of the five-year notice period.
Capital Ratios

The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	June 30, 2010		December 31, 2009
	Required [4]	Actual	Required [4]	Actual
Regulatory capital requirements:
Risk-based capital[1]	$497,880	$5,425,619	$606,716	$5,874,125
Total capital-to-asset ratio	4.00%	5.16%	4.00%	5.14%
Total capital[2]	$4,207,333	$5,431,011	$4,578,436	$5,878,623
Leverage ratio	5.00%	7.74%	5.00%	7.70%
Leverage capital[3]	$5,259,167	$8,143,821	$5,723,045	$8,815,685

[1]	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

[2]	Required “ Total capital” is 4% of total assets. Actual “Total capital” is “Actual Risk-based capital” plus allowance for credit losses. Does not include reserves for the Lehman Brothers receivable which is a specific reserve.

[3]	Actual Leverage capital is “Risk-based capital” times 1.5 plus allowance for loan losses.

[4]	Required minimum.
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

At June 30, 2010 and December 31, 2009, mandatorily redeemable capital stock of $69.6 million and $126.3 million were held by former members who had attained non-member status by virtue of being acquired by non-members. A small number of members had also become non-members by relocating their charters to outside the FHLBNY’s membership district.
Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	June 30, 2010	December 31, 2009

Redemption less than one year	$46,648	$102,453
Redemption from one year to less than three years	15,858	16,766
Redemption from three years to less than five years	2,109	2,118
Redemption after five years or greater	4,954	4,957

Total	$69,569	$126,294

Anticipated redemptions assume the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances. Commencing January 1, 2008, the Bank may also redeem, at its discretion, non-members’ membership stock.
Note 12. Affordable Housing Program and REFCORP.
The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of regulatory defined income for the specific purpose of calculating AHP and REFCORP assessments. The FHLBNY charges the amount set aside for AHP to income and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies. If the result of the aggregate 10 percent calculation described above is less than $100 million for all twelve FHLBanks, then the FHLBank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of the twelve FHLBanks. There was no shortfall as of June 30, 2010 or 2009.
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
The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Beginning balance	$145,660	$128,368	$144,489	$122,449
Additions from current period’s assessments	6,371	21,025	12,497	37,582
Net disbursements for grants and programs	(7,957)	(9,356)	(12,912)	(19,994)

Ending balance	$144,074	$140,037	$144,074	$140,037

Note 13. Total comprehensive income.
Total comprehensive income is comprised of Net income and Accumulated other comprehensive income (loss) (“AOCI”), which includes unrealized gains and losses on available-for-sale securities, cash flow hedging activities, employee supplemental retirement plans, and the non-credit portion of OTTI on HTM securities.
Changes in AOCI and total comprehensive income were as follows for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,
		Non-credit			Accumulated
	Available-	OTTI on HTM	Cash	Supplemental	Other		Total
	for-sale	securities,	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	net of accretion	hedges	Plans	Income (Loss)	Income	Income

Balance, March 31, 2009	$(33,994)	$(9,938)	$(28,312)	$(6,550)	$(78,794)

Net change	23,865	(67,221)	1,910	—	(41,446)	$186,428	$144,982

Balance, June 30, 2009	$(10,129)	$(77,159)	$(26,402)	$(6,550)	$(120,240)

Balance, March 31, 2010	$11,521	$(106,612)	$(20,551)	$(7,877)	$(123,519)

Net change	8,661	4,735	937	—	14,333	$56,665	$70,998

Balance, June 30, 2010	$20,182	$(101,877)	$(19,614)	$(7,877)	$(109,186)

	Six months ended June 30,
		Non-credit			Accumulated
	Available-	OTTI on HTM	Cash	Supplemental	Other		Total
	for-sale	securities,	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	net of accretion	hedges	Plans	Income (Loss)	Income	Income

Balance, December 31, 2008	$(64,420)	$—	$(30,191)	$(6,550)	$(101,161)

Net change	54,291	(77,159)	3,789	—	(19,079)	$334,566	$315,487

Balance, June 30, 2009	$(10,129)	$(77,159)	$(26,402)	$(6,550)	$(120,240)

Balance, December 31, 2009	$(3,409)	$(110,570)	$(22,683)	$(7,877)	$(144,539)

Net change	23,591	8,693	3,069	—	35,353	$110,305	$145,658

Balance, June 30, 2010	$20,182	$(101,877)	$(19,614)	$(7,877)	$(109,186)

Note 14. Earnings per share of capital.
The following table sets forth the computation of earnings per share (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income	$56,665	$186,428	$110,305	$334,566

Net income available to stockholders	$56,665	$186,428	$110,305	$334,566

Weighted average shares of capital	48,153	54,336	49,257	55,152
Less: Mandatorily redeemable capital stock	(964)	(1,345)	(1,024)	(1,387)

Average number of shares of capital used to calculate earnings per share	47,189	52,991	48,233	53,765

Net earnings per share of capital	$1.20	$3.52	$2.29	$6.22

Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents.
Note 15. Employee retirement plans.
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
Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Defined Benefit Plan	$1,311	$1,442	$2,623	$2,883
Benefit Equalization Plan (defined benefit)	570	514	1,140	1,029
Defined Contribution Plan and BEP Thrift	374	542	609	784
Postretirement Health Benefit Plan	281	251	562	502

Total retirement plan expenses	$2,536	$2,749	$4,934	$5,198

Benefit Equalization Plan (BEP)
The plan’s liability consisted of the accumulated compensation deferrals and accrued interest on the deferrals. There were no plan assets that have been designated for the BEP plan.
Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Service cost	$163	$152	$326	$305
Interest cost	279	263	558	526
Amortization of unrecognized prior service cost	(16)	(36)	(33)	(72)
Amortization of unrecognized net loss	144	135	289	270

Net periodic benefit cost	$570	$514	$1,140	$1,029

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the FHLBNY’s BEP plan were as follows (dollars in thousands):

	June 30, 2010	December 31, 2009

Discount rate *	5.87%	5.87%
Salary increases	5.50%	5.50%
Amortization period (years)	8	8
Benefits paid during the year	$(739)**	$(537)

*	The discount rate was based on the Citigroup Pension Liability Index at December 31, 2009 and adjusted for duration.

**	Forecast for the year.
Postretirement Health Benefit Plan
The FHLBNY has a postretirement health benefit plan for retirees called the Retiree Medical Benefit Plan. Employees over the age of 55 are eligible provided they have completed ten years of service after age 45.
Components of the net periodic benefit cost for the postretirement health benefit plan were (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Service cost (benefits attributed to service during the period)	$156	$139	$313	$278
Interest cost on accumulated postretirement health benefit obligation	229	217	458	434
Amortization of loss	79	78	157	156
Amortization of prior service cost/(credit)	(183)	(183)	(366)	(366)

Net periodic postretirement health benefit cost	$281	$251	$562	$502

Key assumptions and other information to determine obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	June 30, 2010	December 31, 2009
Weighted average discount rate at the end of the year	5.87%	5.87%

Health care cost trend rates:
Assumed for next year	10.00%	10.00%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2016	2016
Post 65 Ultimate rate	6.00%	6.00%
Post 65 Year that ultimate rate is reached	2016	2016
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line
The discount rate was based on the Citigroup Pension Liability Index at December 31, 2009 and adjusted for duration.
Note 16. Derivatives and hedging activities.
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
In an economic hedge, a derivative hedges specific or non-specific underlying assets, liabilities or firm commitments, but the hedge does not qualify for hedge accounting under the accounting standards for derivatives and hedging; it is, however, an acceptable hedging strategy under the FHLBNY’s risk management program. These strategies also comply with the Finance Agency’s regulatory requirements prohibiting speculative use of derivatives. An economic hedge introduces the potential for earnings variability due to the changes in fair value recorded on the derivatives that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. The FHLBNY will execute an interest rate swap to match the terms of an asset or liability that is elected under the Fair Value Option and the swap is also considered as an economic hedge to mitigate the volatility of the FVO designated asset or liability due to change in the full fair value of the designated asset or liability. In the third quarter of 2008 and periodically thereafter, the FHLBNY elected the FVO for certain consolidated obligation debt and executed interest rate swaps to offset the fair value changes of the bonds.
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
Hedging activities
Consolidated Obligations — The FHLBNY manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflows on the derivative with the cash outflow on the consolidated obligation. While consolidated obligations are the joint and several obligations of the FHLBanks, one or more FHLBanks may individually serve as counterparties to derivative agreements associated with specific debt issues. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and each of those FHLBanks could simultaneously enter into a matching derivative in which the counterparty pays to the FHLBank fixed cash flows designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligations. When such transactions qualify for hedge accounting they are treated as fair value hedges under the accounting standards for derivatives and hedging. The FHLBNY has also elected the Fair Value Option (“FVO”) for certain consolidated obligation bonds and these were measured under the accounting standards for fair value measurements, as economic hedges, and to mitigate the volatility resulting from changes in fair values of bonds designated under the FVO, the Bank has also executed interest rate swaps.
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
If a hedged firm commitment no longer qualified as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings. There were no material amounts of gains and losses recognized due to disqualification of firm commitment hedges for the three and six months ended June 30, 2010, or in 2009.
Forward Settlements — There were no forward settled securities at June 30, 2010 and December 31, 2009 that would settle outside the shortest period of time for the settlement of such securities.
Anticipated Debt Issuance — The FHLBNY enters into interest-rate swaps on the anticipated issuance of debt to “lock in” a spread between the earning asset and the cost of funding. The swap is terminated upon issuance of the debt instrument, and amounts reported in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.
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

Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate swaps in which the FHLBNY was an intermediary was $430.0 million and $320.0 million as of June 30, 2010 and December 31, 2009; fair values of the swaps sold to members net of the fair values of swaps purchased from derivative counterparties were not material at June 30, 2010 and December 31, 2009. Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.
Economic hedges — In the three and six months ended June 30, 2010 and in 2009, economic hedges comprised primarily of: (1) short- and medium-term interest rate swaps that hedged the basis risk (Prime rate, Fed fund rate, and the 1-month LIBOR index) of variable-rate bonds issued by the FHLBNY. These swaps were considered freestanding and changes in the fair values of the swaps were recorded through income. The FHLBNY believes the operational cost of designating the basis hedges in a qualifying hedge would outweigh the benefits of applying hedge accounting. (2) Interest rate caps acquired in the second quarter of 2008 to hedge balance sheet risk, primarily certain capped floating-rate investment securities, were considered freestanding derivatives with fair value changes recorded through Other income (loss) as a Net realized and unrealized gain or loss on derivatives and hedging activities. (3) Interest rate swaps hedging balance sheet risk. (4) Interest rate swaps that had previously qualified as hedges under the accounting standards for derivatives and hedging, but had been subsequently de-designated from hedge accounting as they were assessed as being not highly effective hedges. (5) Interest rate swaps executed to offset the fair value changes of bonds designated under the FVO.
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
The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives. When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure, less collateral held, represents the appropriate measure of credit risk. Substantially all derivative contracts are subject to master netting agreements or other right of offset arrangements. At June 30, 2010 and December 31, 2009, the Bank’s credit exposure, representing derivatives in a fair value net gain position was approximately $39.4 million and $8.3 million after the recognition of any cash collateral held by the FHLBNY. The credit exposure at June 30, 2010 and December 31, 2009 included $23.7 million and $0.8 million in net interest receivable.
Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of FHLBNY with respect to derivative contracts. Exposure to counterparties is measured by derivatives in a fair value loss position from the FHLBNY’s perspective, which from the counterparties’ perspective is a gain. At June 30, 2010 and December 31, 2009, derivatives in a net unrealized loss position, which represented the counterparties’ exposure to the potential non-performance risk of the FHLBNY, were $868.7 million and $746.2 million after deducting $2.2 billion and $3.1 billion of cash collateral pledged by the FHLBNY at those dates to the exposed counterparties. The FHLBNY is exposed to the risk of derivative counterparties defaulting on the terms of the derivative contracts and failing to return cash deposited with counterparties. If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties. To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged is exposed to credit risk. Derivative counterparties holding the FHLBNY’s cash as pledged collateral were rated Single A and better at June 30, 2010, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

The following tables represented outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Notional Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Fair value of derivatives instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$94,714,369	$1,036,014	$(4,987,568)

Total derivatives in hedging instruments	$94,714,369	$1,036,014	$(4,987,568)

Derivatives not designated as hedging instruments
Interest rate swaps	$24,597,754	$35,478	$(14,992)
Interest rate caps or floors	1,900,000	38,342	(142)
Mortgage delivery commitments	11,869	162	—
Other*	430,000	5,768	(5,252)

Total derivatives not designated as hedging instruments	$26,939,623	$79,750	$(20,386)

Total derivatives before netting and collateral adjustments	$121,653,992	$1,115,764	$(5,007,954)

Netting adjustments		$(1,076,320)	$1,076,320
Cash collateral and related accrued interest		—	3,062,916

Total collateral and netting adjustments		$(1,076,320)	$4,139,236

Total reported on the Statements of Condition		$39,444	$(868,718)

	December 31, 2009
	Notional Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Fair value of derivatives instruments

Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$98,776,447	$854,699	$(3,974,207)

Total derivatives in hedging instruments	$98,776,447	$854,699	$(3,974,207)

Derivatives not designated as hedging instruments
Interest rate swaps	$33,144,963	$147,239	$(73,450)
Interest rate caps or floors	2,282,000	77,999	(7,525)
Mortgage delivery commitments	4,210	—	(39)
Other*	320,000	1,316	(956)

Total derivatives not designated as hedging instruments	$35,751,173	$226,554	$(81,970)

Total derivatives before netting and collateral adjustments	$134,527,620	$1,081,253	$(4,056,177)

Netting adjustments		$(1,072,973)	$1,072,973
Cash collateral and related accrued interest		—	2,237,028

Total collateral and netting adjustments		$(1,072,973)	$3,310,001

Total reported on the Statements of Condition		$8,280	$(746,176)

*	Other: Comprised of swaps intermediated for members.

The categories -“Fair value”, “Mortgage delivery commitment”, and “[1] Cash Flow” hedges - represent derivative transactions in hedging relationships. If any such hedges do not qualify for hedge accounting under the accounting standards for derivatives and hedging, they are classified as “Economic” hedges. Changes in fair values of economic hedges are recorded through the income statement without the offset of corresponding changes in the fair value of the hedged item. Changes in fair values of qualifying derivative transactions designated in fair value hedges are recorded through the income statement with the offset of corresponding changes in the fair values of the hedged items. The effective portion of changes in the fair values of derivatives designated in a qualifying cash flow hedge is recorded in AOCI.

[1]	None outstanding at June 30, 2010 and December 31, 2009.

Impact of derivatives and hedging activities on earnings
Net realized and unrealized gain (loss) on derivatives and hedging activities
The FHLBNY carries all derivative instruments on the Statements of Condition at fair value as Derivative Assets and Derivative Liabilities.
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
The FHLBNY reported the following net gains (losses) from derivatives and hedging activities (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(1,395)	$5,322	$(776)	$(5,289)
Consolidated obligations-bonds	(189)	5,138	3,815	18,020

Net gain (loss) related to fair value hedge ineffectiveness	(1,584)	10,460	3,039	12,731

Derivatives not designated as hedging instruments
Economic hedges
Interest rate swaps
Advances	(1,121)	1,022	(1,961)	5,362
Consolidated obligations-bonds	(23,205)	41,761	(36,514)	73,242
Consolidated obligations-discount notes	(1,768)	6,723	(4,100)	6,120
Member intermediation	158	(20)	154	(173)
Balance sheet-macro hedges swaps	—	174	173	2,407
Accrued interest-swaps	15,050	(9,912)	44,519	(56,135)
Accrued interest-intermediation	26	19	49	45
Caps and floors
Advances	(111)	(321)	(399)	(750)
Balance sheet	(2,856)	29,766	(33,283)	31,416
Accrued interest-options	(609)	(1,253)	(2,598)	(1,945)
Mortgage delivery commitments	405	(156)	554	(96)
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	(4,281)	310	2,357	(7,374)
Consolidated obligations-discount notes	774	—	774	—
Accrued interest on swaps	7,697	67	15,448	124

Net gain (loss) related to derivatives not designated as hedging instruments	(9,841)	68,180	(14,827)	52,243

Net realized and unrealized (loss) gain on derivatives and hedging activities	$(11,425)	$78,640	$(11,788)	$64,974

The components of hedging gains and losses for the three and six months ended June 30, 2010 and 2009 are summarized below (in thousands):

	Three months ended June 30,
	2010				2009
				Effect of				Effect of
				Derivatives on				Derivatives on
	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest
	Derivative	Hedged Item	Impact	Income [1]	Derivative	Hedged Item	Impact	Income [1]

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(988,013)	$986,618	$(1,395)	$(510,594)	$1,318,444	$(1,313,122)	$5,322	$(417,556)
Consolidated obligations-bonds	233,268	(233,457)	(189)	172,447	(353,207)	358,345	5,138	128,603
Consolidated obligations-discount notes	—	—	—	—	—	—	—	31

Derivatives designated as hedging instruments-fair value hedges	(754,745)	753,161	(1,584)	(338,147)	965,237	(954,777)	10,460	(288,922)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	(1,121)	—	(1,121)	—	1,022	—	1,022	—
Consolidated obligations-bonds	(23,205)	—	(23,205)	—	41,761	—	41,761	—
Consolidated obligations-discount notes	(1,768)	—	(1,768)	—	6,723	—	6,723	—
Member intermediation	158	—	158	—	(20)	—	(20)	—
Balance sheet-macro hedges swaps	—	—	—	—	174	—	174	—
Accrued interest-swaps	15,050	—	15,050	—	(9,912)	—	(9,912)	—
Accrued interest-intermediation	26	—	26	—	19	—	19	—
Caps and floors
Advances	(111)	—	(111)	—	(321)	—	(321)	—
Balance sheet	(2,856)	—	(2,856)	—	29,766	—	29,766	—
Accrued interest-options	(609)	—	(609)	—	(1,253)	—	(1,253)	—
Mortgage delivery commitments	405	—	405	—	(156)	—	(156)	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	(4,281)	—	(4,281)	—	310	—	310	—
Consolidated obligations-discount notes	774	—	774	—	—	—	—	—
Accrued interest on swaps	7,697	—	7,697	—	67	—	67	—

Derivatives not designated as hedging instruments	(9,841)	—	(9,841)	—	68,180	—	68,180	—

Total	$(764,586)	$753,161	$(11,425)	$(338,147)	$1,033,417	$(954,777)	$78,640	$(288,922)

	Six months ended June 30,
	2010				2009
				Effect of				Effect of
				Derivatives on				Derivatives on
	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest
	Derivative	Hedged Item	Impact	Income [1]	Derivative	Hedged Item	Impact	Income [1]

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(1,140,100)	$1,139,324	$(776)	$(1,040,971)	$2,002,002	$(2,007,291)	$(5,289)	$(749,591)
Consolidated obligations-bonds	285,503	(281,688)	3,815	345,224	(517,402)	535,422	18,020	232,683
Consolidated obligations-discount notes	—	—	—	—	—	—	—	474

Derivatives designated as hedging instruments-fair value hedges	(854,597)	857,636	3,039	(695,747)	1,484,600	(1,471,869)	12,731	(516,434)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	(1,961)	—	(1,961)	—	5,362	—	5,362	—
Consolidated obligations-bonds	(36,514)	—	(36,514)	—	73,242	—	73,242	—
Consolidated obligations-discount notes	(4,100)	—	(4,100)	—	6,120	—	6,120	—
Member intermediation	154	—	154	—	(173)	—	(173)	—
Balance sheet-macro hedges swaps	173	—	173	—	2,407	—	2,407	—
Accrued interest-swaps	44,519	—	44,519	—	(56,135)	—	(56,135)	—
Accrued interest-intermediation	49	—	49	—	45	—	45	—
Caps and floors
Advances	(399)	—	(399)	—	(750)	—	(750)	—
Balance sheet	(33,283)	—	(33,283)	—	31,416	—	31,416	—
Accrued interest-options	(2,598)	—	(2,598)	—	(1,945)	—	(1,945)	—
Mortgage delivery commitments	554	—	554	—	(96)	—	(96)	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	2,357	—	2,357	—	(7,374)	—	(7,374)	—
Consolidated obligations-discount notes	774	—	774	—	—	—	—	—
Accrued interest on swaps	15,448	—	15,448	—	124	—	124	—

Derivatives not designated as hedging instruments	(14,827)	—	(14,827)	—	52,243	—	52,243	—

Total	$(869,424)	$857,636	$(11,788)	$(695,747)	$1,536,843	$(1,471,869)	$64,974	$(516,434)

[1]	Represents interest expense and income generated from hedge qualifying interest-rate swaps that were recorded with interest income and expense of the hedged — bonds, discount notes, and advances.

Cash Flow hedges
There were no material amounts for the three and six months ended June 30, 2010 and 2009 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. The maximum length of time over which the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions is between three and six months. There were no derivatives designated as cash flow hedges at June 30, 2010 and December 31, 2009.
The effective portion of the gain or loss on swaps designated and qualifying as a cash flow hedging instrument is reported as a component of AOCI and reclassified into earnings in the same period during which the hedged forecasted bond expenses affect earnings. The balances in AOCI from terminated cash flow hedges represented net realized losses of $19.6 million and $22.7 million at June 30, 2010 and December 31, 2009. At June 30, 2010, it is expected that over the next 12 months about $6.0 million ($6.9 million at December 31, 2009) of net losses recorded in AOCI will be recognized as a charge to earnings as a yield adjustment to interest expense of consolidated bonds.
The effect of cash flow hedge related derivative instruments for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three months ended June 30,
	2010				2009
	OCI				OCI
	Gains/(Losses)				Gains/(Losses)
		Location:	Amount	Ineffectiveness		Location:	Amount	Ineffectiveness
	Recognized	Reclassified to	Reclassified to	Recognized in	Recognized	Reclassified to	Reclassified to	Recognized in
	in OCI [1,2]	Earnings [1]	Earnings [1]	Earnings	in OCI [1,2]	Earnings [1]	Earnings [1]	Earnings
The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—	$—	Interest Income	$—	$—
Consolidated obligations-bonds	(864)	Interest Expense	1,801	—	—	Interest Expense	1,910

Total	$(864)		$1,801	$—	$—		$1,910	$—

	Six months ended June 30,
	2010				2009
	OCI				OCI
	Gains/(Losses)				Gains/(Losses)
		Location:	Amount	Ineffectiveness		Location:	Amount	Ineffectiveness
	Recognized	Reclassified to	Reclassified to	Recognized in	Recognized	Reclassified to	Reclassified to	Recognized in
	in OCI [1,2]	Earnings [1]	Earnings [1]	Earnings	in OCI [1,2]	Earnings [1]	Earnings [1]	Earnings
The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—	$—	Interest Income	$—	$—
Consolidated obligations-bonds	(472)	Interest Expense	3,541	—	—	Interest Expense	3,789

Total	$(472)		$3,541	$—	$—		$3,789	$—

[1]	Effective portion

[2]	Represents effective portion of basis adjustments to AOCI from cash flow hedging transactions.

Note 17. Fair Values of financial instruments.
Items Measured at Fair Value on a Recurring Basis
The following table presents for each hierarchy level (see note below), the FHLBNY’s assets and liabilities that were measured at fair value on its Statements of Condition at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities
GSE issued MBS	$2,902,465	$—	$2,902,465	$—	$—
Equity and bond funds	11,967	—	11,967	—	—
Derivative assets(a)
Interest-rate derivatives	39,282	—	1,115,602	—	(1,076,320)
Mortgage delivery commitments	162	—	162	—	—

Total assets at fair value	$2,953,876	$—	$4,030,196	$—	$(1,076,320)

Liabilities
Consolidated obligations:
Discount notes (to the extent SFAS 159 is elected)	$(1,753,688)	$—	$(1,753,688)	$—	$—
Bonds (to the extent SFAS 159 is elected) (b)	(9,763,246)	—	(9,763,246)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(868,718)	—	(5,007,954)	—	4,139,236
Mortgage delivery commitments	—	—	—	—	—

Total liabilities at fair value	$(12,385,652)	$—	$(16,524,888)	$—	$4,139,236

	December 31, 2009
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities
GSE issued MBS	$2,240,564	$—	$2,240,564	$—	$—
Equity and bond funds	12,589	—	12,589	—	—
Derivative assets(a)
Interest-rate derivatives	8,280	—	1,081,253	—	(1,072,973)
Mortgage delivery commitments	—	—	—	—	—

Total assets at fair value	$2,261,433	$—	$3,334,406	$—	$(1,072,973)

Liabilities
Consolidated obligations:
Discount notes (to the extent SFAS 159 is elected)	$—	$—	$—	$—	$—
Bonds (to the extent SFAS 159 is elected) (b)	(6,035,741)	—	(6,035,741)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(746,137)	—	(4,056,138)	—	3,310,001
Mortgage delivery commitments	(39)	—	(39)	—	—

Total liabilities at fair value	$(6,781,917)	$—	$(10,091,918)	$—	$3,310,001

Level 1 — Quoted prices in active markets for identical assets.

Level 2 — Significant other observable inputs.

Level 3 — Significant unobservable inputs.

(a)	Derivative assets and liabilities were interest-rate contracts, except for de minimis amount of mortgage delivery contracts. Based on an analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)	Based on its analysis of the nature of risks of the FHLBNY’s debt measured at fair value, the FHLBNY has determined that presenting the debt as a single class is appropriate.
Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities would be measured at fair value on a nonrecurring basis, and for the FHLBNY, such items may include mortgage loans in foreclosure, or mortgage loans and held-to-maturity securities written down to fair value, and real estate owned. At June 30, 2010, the Bank measured and recorded the fair values on a nonrecurring basis of held-to-maturity investment securities deemed to be OTTI; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments in certain circumstances (for example, when there is evidence of other-than-temporary impairment — OTTI) in accordance with the guidance on recognition and presentation of other-than-temporary impairment. The nonrecurring measurement basis related to certain private-label held-to-maturity mortgage-backed securities determined to be OTTI at June 30, 2010, and were recorded at their fair values of $11.3 million and $42.9 million at June 30, 2010 and December 31, 2009. For more information also see Note 4 — Held-to-maturity securities.

The following table summarizes the fair values of MBS for which a non-recurring change in fair value was recorded at June 30, 2010 (in thousands):

	June 30, 2010
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Home equity loans	$11,257	$—	$—	$11,257

Total	$11,257	$—	$—	$11,257

Note:	Certain OTTI securities were written down to their fair values ($11.3 million) when it was determined that their carrying values prior to write-down ($11.5 million) were in excess of their fair values. For Held-to-maturity securities that were previously credit impaired but no additional credit impairment were deemed necessary at June 30, 2010, the securities were recorded at their carrying values and not re-adjusted to their fair values.
The following table summarizes the fair values of MBS for which a non-recurring change in fair value was recorded at December 31, 2009 (in thousands):

	December 31, 2009
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Home equity loans	$42,922	$—	$—	$42,922

Total	$42,922	$—	$—	$42,922

The following table summarizes the fair values of MBS for which a non-recurring change in fair value was recorded at June 30, 2009 (in thousands):

	June 30, 2009
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Home equity loans	$188,135	$—	$—	$188,135

Total	$188,135	$—	$—	$188,135

Estimated fair values — Summary Tables
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets
Cash and due from banks	$3,262,770	$3,262,770	$2,189,252	$2,189,252
Federal funds sold	3,125,000	3,124,993	3,450,000	3,449,997
Available-for-sale securities	2,914,432	2,914,432	2,253,153	2,253,153
Held-to-maturity securities
Long-term securities	8,931,074	9,103,835	10,519,282	10,669,252
Advances	85,285,877	85,584,072	94,348,751	94,624,708
Mortgage loans held-for-portfolio, net	1,283,040	1,363,600	1,317,547	1,366,538
Accrued interest receivable	310,792	310,792	340,510	340,510
Derivative assets	39,444	39,444	8,280	8,280
Other financial assets	3,373	3,373	3,412	3,412

Liabilities
Deposits	4,794,537	4,794,544	2,630,511	2,630,513
Consolidated obligations:
Bonds	66,246,847	66,611,534	74,007,978	74,279,737
Discount notes	27,480,949	27,481,394	30,827,639	30,831,201
Mandatorily redeemable capital stock	69,569	69,569	126,294	126,294
Accrued interest payable	233,540	233,540	277,788	277,788
Derivative liabilities	868,718	868,718	746,176	746,176
Other financial liabilities	40,097	40,097	38,832	38,832

Fair Value Option Disclosures
The following table summarizes the activity related to consolidated obligation bonds and notes for which the Bank elected the fair value option (in thousands):

	Three months ended			Six months ended
	June 30,			June 30,
	2010	2009	2010	2010	2009	2010
	Bonds		Discount notes	Bonds		Discount notes

Balance, beginning of the period	$(6,780,613)	$(25,377)	$—	$(6,035,741)	$(998,942)	$—
New transaction elected for fair value option	(6,750,000)	(550,000)	(1,752,185)	(11,170,000)	(550,000)	(1,752,185)
Maturities and terminations	3,775,000	25,000	—	7,460,000	983,000	—
Change in fair value	(3,275)	(86)	(973)	(11,694)	8,226	(973)
Change in accrued interest	(4,358)	160	(530)	(5,811)	7,413	(530)

Balance, end of the period	$(9,763,246)	$(550,303)	$(1,753,688)	$(9,763,246)	$(550,303)	$(1,753,688)

The following table presents the change in fair value included in the Statements of Income for the consolidated obligation bonds and notes designated in accordance with the accounting standards on the fair value option for financial assets and liabilities (in thousands):

	Three months ended June 30,
	2010			2009
		Net gain(loss)	Total change in		Net gain(loss)	Total change in
	Interest expense	due to	fair value included	Interest expense	due to	fair value included
	on consolidated	changes in	in current period	on consolidated	changes in	in current period
	obligations	fair value	earnings	obligations	fair value	earnings

Consolidated obligations-bonds	$(10,563)	$(3,275)	$(13,838)	$(215)	$(86)	$(301)
Consolidated obligations-discount notes	(530)	(973)	(1,503)	—	—	—

	$(11,093)	$(4,248)	$(15,341)	$(215)	$(86)	$(301)

	Six months ended June 30,
	2010			2009
		Net gain(loss)	Total change in		Net gain(loss)	Total change in
	Interest expense	due to	fair value included	Interest expense	due to	fair value included
	on consolidated	changes in	in current period	on consolidated	changes in	in current period
	obligations	fair value	earnings	obligations	fair value	earnings

Consolidated obligations-bonds	$(19,085)	$(11,694)	$(30,779)	$(1,289)	$8,226	$6,937
Consolidated obligations-discount notes	(530)	(973)	(1,503)	—	—	—

	$(19,615)	$(12,667)	$(32,282)	$(1,289)	$8,226	$6,937

The following table compares the aggregate fair value and aggregate remaining contractual principal balance outstanding of consolidated obligation bonds and notes for which the fair value option has been elected (in thousands):

	June 30, 2010
			Fair value
	Principal Balance	Fair value	over/(under)

Consolidated obligations-bonds	$9,750,000	$9,763,246	$13,246
Consolidated obligations-discount notes	1,752,185	1,753,688	1,503

	$11,502,185	$11,516,934	$14,749

	December 31, 2009
			Fair value
	Principal Balance	Fair value	over/(under)

Consolidated obligations-bonds	$6,040,000	$6,035,741	$(4,259)
Consolidated obligations-discount notes	—	—	—

	$6,040,000	$6,035,741	$(4,259)

	June 30, 2009
			Fair value
	Principal Balance	Fair value	over/(under)

Consolidated obligations-bonds	$550,000	$550,303	$303
Consolidated obligations-discount notes	—	—	—

	$550,000	$550,303	$303

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
Investment securities
In an effort to achieve consistency among all of the FHLBanks on the pricing of investments in mortgage-backed securities, in the third quarter of 2009 the FHLBanks formed the MBS Pricing Governance Committee, which was responsible for developing a fair value methodology for mortgage-backed securities that all FHLBanks could adopt. Consistent with the guidance from the Governance Committee, the FHLBNY changed the methodology used to estimate the fair value of mortgage-backed securities as of September 30, 2009. Under the approved methodology, the Bank requests prices for all mortgage-backed securities from four specified third-party vendors, and depending on the number of prices received for each security, selected a median or average price as defined by the methodology. If four prices are received by the FHLBNY from the pricing vendors, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is subject to additional validation.
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
As of June 30, 2010, four vendor prices were received for substantially all of the FHLBNY’s MBS holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supported the FHLBNY’s conclusion that the final computed prices were reasonable estimates of fair value. While the FHLBNY adopted this common methodology, the fair values of mortgage-backed investment securities are still estimated by FHLBNY’s management which remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.
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

The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 of the fair value hierarchy because of the current lack of significant market activity so that the inputs may not be market based and observable. At June 30, 2010 and December 31, 2009, all private-label mortgage-backed securities were classified as held-to-maturity and were recorded in the balance sheet at their carrying values. Carrying value of a security is the same as its amortized cost, unless the security is determined to be OTTI. In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.
In accordance with the amended guidance under the accounting standards for investments in debt and equity securities, certain held-to-maturity private-label mortgage-backed securities were written down to their fair value at June 30, 2010 and December 31, 2009 as a result of a recognition of OTTI. The OTTI impaired securities are classified in the table of items measured at fair value on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy. This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities. Fair values of these securities were determined by management using third party specialized vendor pricing services that made appropriate adjustments to observed prices of comparable securities that were being transacted in an orderly market.
The fair value of housing finance agency bonds is estimated by management using information primarily from pricing services.
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
Derivative assets and liabilities
The FHLBNY’s derivatives are traded in the over-the-counter market. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure and record the fair values of its interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors are valued in an industry-standard option adjusted valuation models that utilize market inputs, which can be corroborated, from widely accepted third-party sources. The Bank’s valuation model utilizes a modified Black-Karasinski model that assumes that rates are distributed log normally. The log-normal model precludes interest rates turning negative in the model computations. Significant market based and observable inputs into the valuation model include volatilities and interest rates. These derivative positions are classified within Level 2 of the valuation hierarchy, and include interest rate swaps, swaptions, interest rate caps and floors, and mortgage delivery commitments.
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
The valuation of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk and would also take into account the FHLBNY’s own credit standing and non-performance risk. The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges at least weekly. The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of derivative assets and derivative liabilities in the Statements of Condition at June 30, 2010 and December 31, 2009.

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
Note 18. Commitments and contingencies.
The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under the provisions of accounting standard for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at June 30, 2010 and December 31, 2009. The par amount of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, was approximately $0.8 trillion and $0.9 trillion at June 30, 2010 and December 31, 2009.
Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $1,037.1 million and $697.9 million as of June 30, 2010 and December 31, 2009, and had original terms of up to 15 years, with a final expiration in 2019. Standby letters of credit are fully collateralized. Unearned fees on standby letters of credit were recorded in Other liabilities and were not significant as of June 30, 2010 and December 31, 2009. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit.
Under the MPF program, the Bank was unconditionally obligated to purchase $11.9 million and $4.2 million of mortgage loans at June 30, 2010 and December 31, 2009. Commitments are generally for periods not to exceed 45 business days. Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $587.1 million and $484.6 million as of June 30, 2010 and December 31, 2009.
The FHLBNY executes derivatives with major banks and broker-dealers and enters into bilateral collateral agreements. When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure. To mitigate the counterparties’ exposures, the FHLBNY deposited $3.1 billion and $2.2 billion in cash with derivative counterparties as pledged collateral at June 30, 2010 and December 31, 2009, and these amounts were reported as a deduction to Derivative liabilities.
The FHLBNY was also exposed to credit risk associated with outstanding derivative transactions measured by the replacement cost of derivatives in net fair value gain positions of $39.4 million and $8.3 million at June 30, 2010 and December 31, 2009. At June 30, 2010, counterparties had deposited $3.6 million in cash as collateral to mitigate such an exposure. At December 31, 2009, the fair values of derivatives in a gain position were below the threshold and derivative counterparties pledged no cash to the FHLBNY.
The FHLBNY charged to operating expenses net rental costs of approximately $0.8 million and $0.9 million for the three months ended June 30, 2010 and 2009. The net rental costs for the six months ended June 30, 2010 and 2009 were $1.7 million and $1.7 million. Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.

The following table summarizes contractual obligations and contingencies as of June 30, 2010 (in thousands):

	June 30, 2010
	Payments due or expiration terms by period
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par [1]	$32,969,150	$23,129,925	$6,425,250	$2,776,050	$65,300,375
Mandatorily redeemable capital stock [1]	46,648	15,858	2,109	4,954	69,569
Premises (lease obligations) [2]	3,060	6,243	4,970	5,258	19,531

Total contractual obligations	33,018,858	23,152,026	6,432,329	2,786,262	65,389,475

Other commitments
Standby letters of credit	1,005,111	11,104	17,016	3,861	1,037,092
Consolidated obligations-bonds/ discount notes traded not settled	1,990,000	—	—	—	1,990,000
Firm commitment-advances	5,000	—	—	—	5,000
Open delivery commitments (MPF)	11,869	—	—	—	11,869

Total other commitments	3,011,980	11,104	17,016	3,861	3,043,961

Total obligations and commitments	$36,030,838	$23,163,130	$6,449,345	$2,790,123	$68,433,436

[1]	Callable bonds contain exercise date or a series of exercise dates that may result in a shorter redemption period. Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.

[2]	Immaterial amount of commitments for equipment leases are not included.
Impact of the bankruptcy of Lehman Brothers
As previously reported, on September 15, 2008, Lehman Brothers Holdings, Inc. (“LBHI”), the parent company of Lehman Brothers Special Financing Inc. (“LBSF”) and a guarantor of LBSF’s obligations filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. LBSF filed for protection under Chapter 11 in the same court on October 3, 2008. LBSF was a counterparty to FHLBNY on multiple derivative transactions under an International Swap Dealers Association, Inc. master agreement with a total notional amount of $16.5 billion at the time of termination of the Bank’s derivative transactions with LBSF. The net amount that was due to the Bank after giving effect to obligations that were due LBSF was approximately $65 million. The FHLBNY timely filed proofs of claim in the amount of approximately $65 million as creditors of LBSF and LBHI in connection with the bankruptcy proceedings. The Bank fully reserved the LBSF receivables as the bankruptcy of LBHI and LBSF make the timing and the amount of any recovery uncertain.
Subsequent to the end of the second quarter of 2010, the Bank received a Derivatives ADR Notice from LBSF dated July 23, 2010 making a Demand as of the date of the Notice of approximately $268 million owed to LBSF by the Bank. Under the Alternative Dispute Resolution Procedure Order entered by the Bankruptcy Court dated September 17, 2009 (“Order”), the Bank has until August 23, 2010 to respond to the Demand. Under the Order, the Bank may agree to the Demand, deny the Demand or make a counteroffer to the Demand.
The Bank does not believe that the Demand has any merit and the Bank intends to deny the Demand. The amount the Bank actually recovers or pays will ultimately be decided in the course of the bankruptcy proceedings.
The FHLBNY does not anticipate any credit losses from its off-balance sheet commitments and accordingly no provision for losses is required.
Note 19. Related party transactions.
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
Debt Transfers
During the current year and prior year two quarters, there was no transfer of consolidated obligation bonds to other FHLBanks. Generally, when debt is transferred in exchange for a cash price that represents the fair market values of the debt. Additionally, no debt was transferred to the FHLBNY from another FHLBank for the first two quarters of 2010 and 2009.
When debt is transferred, at trade date, the transferring bank notifies the Office of Finance of a change in primary obligor for the transferred debt.

Advances sold or transferred
No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in the first two quarters of 2010 or in 2009.
MPF Program
In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members. Transactions are at market rates. The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans at June 30, 2010 and December 31, 2009 was $92.4 million and $101.2 million from inception of the program through mid-2004. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. Fees paid to the FHLBank of Chicago were $0.1 million in the second quarter of 2010 and 2009 and $0.3 million for the six months end June 30, 2010 and 2009.
Mortgage-backed Securities
No mortgage-backed securities were acquired from other FHLBanks during the first two quarters of 2010 and 2009.
Intermediation
Notional amounts of $430.0 million and $320.0 million were outstanding at June 30, 2010 and December 31, 2009 in which the FHLBNY acted as an intermediary to sell derivatives to members. The amounts include offsetting identical transactions with unrelated derivatives counterparties. Net fair value exposures of these transactions at June 30, 2010 and December 31, 2009 were not material. The intermediated derivative transactions were fully collateralized.
Loans to and borrowings from other Federal Home Loan Banks
In the current year first two quarters, the FHLBNY extended one overnight loan for a total of $27.0 million to other FHLBanks and none were made in the same periods of 2009. Generally, loans made to other FHLBanks are uncollateralized. There was no outstanding balance as of June 30, 2010 and December 31, 2009. Interest income from such loans were not significant in any period in this report.
The following tables summarize outstanding balances with related parties at June 30, 2010 and December 31, 2009, and transactions for the three and six months ended June 30, 2010 and 2009 (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital

	June 30, 2010		December 31, 2009
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$3,262,770	$—	$2,189,252
Federal funds sold	—	3,125,000	—	3,450,000
Available-for-sale securities	—	2,914,432	—	2,253,153
Held-to-maturity securities
Long-term securities	—	8,931,074	—	10,519,282
Advances	85,285,877	—	94,348,751	—
Mortgage loans [1]	—	1,283,040	—	1,317,547
Accrued interest receivable	274,926	35,866	299,684	40,826
Premises, software, and equipment	—	14,112	—	14,792
Derivative assets [2]	—	39,444	—	8,280
Other assets [3]	130	16,660	179	19,160

Total assets	$85,560,933	$19,622,398	$94,648,614	$19,812,292

Liabilities and capital
Deposits	$4,794,537	$—	$2,630,511	$—
Consolidated obligations	—	93,727,796	—	104,835,617
Mandatorily redeemable capital stock	69,569	—	126,294	—
Accrued interest payable	9	233,531	16	277,772
Affordable Housing Program [4]	144,074	—	144,489	—
Payable to REFCORP	—	14,088	—	24,234
Derivative liabilities [2]	—	868,718	—	746,176
Other liabilities [5]	35,692	48,453	29,330	43,176

Total liabilities	$5,043,881	$94,892,586	$2,930,640	$105,926,975

Capital	5,246,864	—	5,603,291	—

Total liabilities and capital	$10,290,745	$94,892,586	$8,533,931	$105,926,975

[1]	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

[2]	Derivative assets and liabilities include insignificant fair values due to intermediation activities on behalf of members.

[3]	Includes insignificant amounts of miscellaneous assets that are considered related party.

[4]	Represents funds not yet disbursed to eligible programs.

[5]	Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party: Income and Expense transactions

	Three months ended
	June 30, 2010		June 30, 2009
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$154,204	$—	$351,295	$—
Interest-bearing deposits [1]	—	1,238	—	9,123
Federal funds sold	—	2,804	—	1
Available-for-sale securities	—	9,784	—	7,772
Held-to-maturity securities
Long-term securities	—	91,809	—	117,863
Certificates of deposit	—	—	—	33
Mortgage loans [2]	—	16,615	—	18,169

Total interest income	$154,204	$122,250	$351,295	$152,961

Interest expense
Consolidated obligations	$—	$158,615	$—	$300,483
Deposits	963	—	709	—
Mandatorily redeemable capital stock	676	—	2,794	—
Cash collateral held and other borrowings	—	—	—	11

Total interest expense	$1,639	$158,615	$3,503	$300,494

Service fees	$1,129	$—	$1,096	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

	Six months ended
	June 30, 2010		June 30, 2009
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$303,844	$—	$853,517	$—
Interest-bearing deposits [1]	—	2,067	—	18,041
Federal funds sold	—	4,347	—	69
Available-for-sale securities	—	15,548	—	16,291
Held-to-maturity securities
Long-term securities	—	190,443	—	244,683
Certificates of deposit	—	—	—	541
Mortgage loans [2]	—	33,356	—	37,273

Total interest income	$303,844	$245,761	$853,517	$316,898

Interest expense
Consolidated obligations	$—	$323,185	$—	$733,568
Deposits	1,854	—	1,486	—
Mandatorily redeemable capital stock	2,171	—	3,672	—
Cash collateral held and other borrowings	—	—	—	48

Total interest expense	$4,025	$323,185	$5,158	$733,616

Service fees	$2,174	$—	$2,080	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.
Note 20. Segment information and concentration.
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
The top ten advance holders at June 30, 2010, December 31, 2009 and June 30, 2009, and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	June 30, 2010
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Six months

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,275,000	21.4%	$176,700	$351,459
Metropolitan Life Insurance Company	New York	NY	13,355,000	16.6	74,624	147,031
New York Community Bank*	Westbury	NY	7,293,169	9.1	76,754	152,667
Manufacturers and Traders Trust Company	Buffalo	NY	3,919,283	4.9	11,008	22,762
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,235,000	4.0	27,813	56,300
MetLife Bank, N.A.	Bridgewater	NJ	2,929,500	3.6	12,453	24,146
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.1	20,696	42,273
Valley National Bank	Wayne	NJ	2,271,500	2.8	24,492	49,208
Doral Bank	San Juan	PR	1,885,920	2.3	17,312	36,570
New York Life Insurance Company	New York	NY	1,650,000	2.0	3,817	6,892

Total			$56,314,372	69.8%	$445,669	$889,308

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2009
				Percentage of
			Par	Total Par Value	12-months
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,275,000	19.0%	$710,900
Metropolitan Life Insurance Company	New York	NY	13,680,000	15.1	356,120
New York Community Bank*	Westbury	NY	7,343,174	8.1	310,991
Manufacturers and Traders Trust Company	Buffalo	NY	5,005,641	5.5	97,628
The Prudential Insurance Co. of America	Newark	NJ	3,500,000	3.9	93,601
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,000,000	3.3	120,870
Emigrant Bank	New York	NY	2,475,000	2.7	64,131
Doral Bank	San Juan	PR	2,473,420	2.7	86,389
MetLife Bank, N.A.	Bridgewater	NJ	2,430,500	2.7	46,142
Valley National Bank	Wayne	NJ	2,322,500	2.6	103,707

Total			$59,505,235	65.6%	$1,990,479

*	At December 31, 2009, officer of member bank also served on the Board of Directors of the FHLBNY.

	June 30, 2009
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Six months

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,325,000	17.9%	$177,134	$353,204
Metropolitan Life Insurance Company	New York	NY	14,905,000	15.4	91,777	195,083
New York Community Bank*	Westbury	NY	8,444,012	8.7	77,336	154,716
Manufacturers and Traders Trust Company	Buffalo	NY	7,094,170	7.3	28,224	64,723
MetLife Bank, N.A.	Bridgewater	NJ	3,842,000	4.0	10,994	21,805
The Prudential Insurance Co. of America	Newark	NJ	3,500,000	3.6	24,991	49,025
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,960,000	3.1	29,735	61,403
Emigrant Bank	New York	NY	2,475,000	2.6	15,952	31,877
Valley National Bank	Wayne	NJ	2,345,500	2.4	25,536	52,714
Doral Bank	San Juan	PR	2,314,500	2.4	22,014	44,312

Total			$65,205,182	67.4%	$503,693	$1,028,862

*	At June 30, 2009, officer of member bank also served on the Board of Directors of the FHLBNY.

The following table summarizes capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of June 30, 2010 and December 31, 2009 (shares in thousands):

		Number	Percent
	June 30, 2010	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock

Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	8,832	18.60%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,395	15.57
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	3,868	8.14
Manufacturers and Traders Trust Company	One M&T Plaza, Buffalo, NY 14203	2,513	5.29

		22,608	47.60%

		Number	Percent
	December 31, 2009	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock

Hudson City Savings Bank*	West 80 Century Road, Paramus, NJ 07652	8,748	16.87%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,419	14.31
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	3,777	7.28
Manufacturers and Traders Trust Company	One M&T Plaza, Buffalo, NY 14203	2,952	5.69

		22,896	44.15%

*	Officer of member bank also serves on the Board of Directors of the FHLBNY.
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
Second Quarter 2010 Highlights
The FHLBNY reported Net income of $56.7 million, or $1.20 per share for the 2010 second quarter compared with Net income of $186.4 million or $3.52 per share for the same period in 2009. The return on average equity, which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income (loss) (“AOCI”), was 4.32% for the 2010 second quarter compared with 13.0% for the same period in 2009.

Net income contracted due to the significant decline in Net interest income. Net interest income was $116.2 million in the 2010 second quarter, down from $200.3 million, or a decline of 42.0% from the same period in 2009. Net interest spread, which is the difference between yields on interest-earning assets and yields on interest-costing liabilities, contracted by 17 basis points in the 2010 second quarter over the same period in 2009. Net interest income and net interest spread contracted to levels more typical of the years before 2009, primarily because the Bank’s funding advantage weakened in 2010, although debt costs appear to be improving in the second quarter after a poor start in 2010 first quarter, with March 2010 witnessing the lowest weighted-average monthly bond pricing spreads. The 3-month LIBOR rate has risen steadily since the 2010 first quarter and has remained steady at about 53 basis points, and the higher LIBOR rates have improved spreads on a swapped out basis for FHLBank issued debt, and contributed to improvements in the cost of FHLBank debt. The decline in the cost of debt was not large enough and occurred late in the second quarter to have made a significant impact on the second quarter’s earnings. Demand for short-term debt was strong in the second quarter possibly because of credit issues in the European markets, and investors may have lowered their expectations of higher yields. Such sentiments have decreased the cost of FHLBank issued bonds particularly at the end of the 2010 second quarter. Still, relative to the prior year period, net interest margin and Net interest income was weak. In much of 2009, FHLBank discount notes had been successfully utilized when such debt could be issued at wide advantageous spreads to LIBOR, and was one source of the funding advantage in 2009. That advantage ended in late 2009, and spread continued to erode in the 2010 first quarter, with the FHLBank discount note spreads to LIBOR narrowing considerably. In the second quarter, as discussed, discount note spreads have improved, although not to the extent observed in 2009.
Relative to the prior year period, the FHLBNY earned less interest income from investing members’ capital and net non-interest assets in the 2010 second quarter. The primary cause was the decline in stockholders’ capital stock which has declined in parallel with the lower volume of advances borrowed by members. Deployed capital, which is members’ capital and net non-interest bearing liabilities fell on average by $914.2 million, which potentially could have been invested to yield interest income at the money market rates.
Yet another factor contributing to lower Net interest income was the decline in business volume as measured by average member advances outstanding. Average outstanding advances in the 2010 second quarter was $81.6 billion down from $95.3 billion in the same period in 2009. This change in volume caused Net interest income to decline by $38.7 million over the same period in 2009.
In the 2010 second quarter, the FHLBNY identified credit impairment on four of its private-label mortgage-backed securities. Cash flow assessments of the expected credit performance of the securities resulted in the recognition of $1.3 million as other-than-temporary impairment (“OTTI”) and was a charge to earnings. All four securities had been previously determined to be OTTI, and the re-impairment in the 2010 second quarter was due to further deterioration in the performance parameters of the securities. Although all four securities are insured by bond insurers, Ambac (three securities) and MBIA (one security), the Bank’s analysis of the two bond insurers concluded that future credit losses due to projected collateral shortfalls of the insured securities would not be fully supported by the two bond insurers. In the same period in 2009, OTTI of $5.3 million in credit impairment was charged to earnings. For more information about impairment methodology and bond insurer analysis, see Note 1 — Significant Accounting Policies and Estimates and Note 4 - Held-to-maturity securities.
The 2010 second quarter Net income was adversely impacted also by recognition of $11.4 million net losses from derivative and hedging activities. In contrast, in the same period in 2009, net gains of $78.6 million were recognized. Net hedging losses were primarily unrealized market value adjustments that resulted from (1) hedge ineffectiveness — interest rate changes that affected the market values of interest rate swaps differently than the market values of the hedged risk, and (2) derivatives designated as economic hedges — When derivatives are designated as economic hedges, changes in the fair values of the derivatives are marked to fair value through earnings with no offsetting changes in fair values of the hedged financial instruments. This effect is sometimes referred to as “one-sided marks”. Hedging losses were net of interest received or paid on swaps designated as economic hedges, in compliance with hedge accounting reporting guidance, which prescribes that such interest be included in the income statement as part of derivatives, and hedging activities. Interest income or expense from swaps that qualify under hedge accounting are also included in the income statement but are reported as part of the income or expense of the hedged asset or liability. See Note 16 to the unaudited financial statements and Table 11 in this MD&A for more information.
In the 2010 second quarter, the Bank recorded fair value net losses of $4.2 million on $11.5 billion of consolidated obligation debt that were designated under the Fair Value Option (“FVO”), compared to an insignificant loss in the 2009 second quarter. At June 30, 2010, the debt was almost all intermediate term, and the market observable exit fair value liabilities of such fixed-rate consolidated bonds increased as market yields fell below the fixed-rate contractual coupons of FVO designated debt. The bonds and discount notes under the FVO were economically hedged by interest rate swaps, and unrealized losses were largely offset by recorded fair value unrealized gains on the swaps.
In general, the FHLBNY holds derivatives and associated hedged instruments, and consolidated obligation debt under the FVO, to their maturity, call, or put dates. When such financial instruments are held to their contractual maturity (or put/call dates), nearly all of the cumulative net fair value gains and losses that are recorded as unrealized will generally reverse over time, and fair value changes will sum to zero over time. In limited instances, the FHLBNY may terminate these instruments prior to maturity or prior to call or put dates, which would result in a realized gain or loss.
Operating Expenses of the FHLBNY were $20.4 million for the 2010 second quarter, up from $18.1 million in the same period in 2009. The FHLBNY was also assessed for its share of the operating expenses for the Finance Agency and the Office of Finance, and those totaled $2.0 million for the 2010 second quarter, up slightly from $1.9 million in the same period in 2009. The 12 FHLBanks and two other GSEs share the administrative cost of the Finance Agency.

REFCORP assessment payments totaled $14.2 million in the 2010 second quarter, down from $46.6 million in the same period in 2009. Affordable Housing Program (“AHP”) assessments set aside from income totaled $6.4 million in the 2010 second quarter, down from $21.0 million in the same period in 2009. Assessments are calculated on Net income before assessments and the decreases were due to the significant decrease in the 2010 second quarter Net income as compared to same period in 2009. For more information about REFCORP and AHP assessments see the section Assessments under Background in this Form 10-Q, and Note 12 to the unaudited financial statements.
Cash dividend of $1.05 per share of capital stock (4.25% annualized return on capital stock) was paid to stockholders in the 2010 second quarter. In the 2009 second quarter, cash dividend of $1.38 per share (5.60% annualized return on capital stock) was paid.
The FHLBNY continued to experience balance sheet contraction, as both its lending and funding steadily declined through the 2010 second quarter. Advances to member banks declined to $85.3 billion, a level more typical of that before the credit crisis from a peak of approximately $109.1 billion in 2008. The decline has occurred gradually as member banks have taken advantage of improved availability of alternate funding sources such as deposits and senior unsecured borrowings in a more liquid market. Member demand for advances have also declined as loan demand from their customers may have stayed lukewarm due to nationally weak economic conditions.
Aside from advances, the FHLBNY’s primary earning assets are its investment securities portfolios, comprising mainly of GSE and U.S. agency issued mortgage-backed securities (“MBS”), and state and local government housing agency bonds. Such investment securities, classified as long-term investment portfolios, totaled $11.8 billion, or 11.3% of Total assets at June 30, 2010. Investments in MBS totaled $11.1 billion at June 30, 2010. GSE and agency issued MBS were $7.2 billion, or 88.4% of total investments in MBS at June 30, 2010. Only $1.0 billion of private-label MBS remained outstanding. The FHLBNY also has investments in housing-related obligations of state and local governments and their housing finance agencies, which are required to carry ratings of AA or higher at time of acquisition. Such investments totaled $0.7 billion at June 30, 2010. Investment security values have continued to improve, and previously recorded unrealized fair value losses in AOCI on GSE issued MBS reversed, and fair values were in a net unrealized gain position, as liquidity has gradually returned to the market.
The FHLBNY’s capital remains strong. At June 30, 2010, actual risk based capital was $5.4 billion, compared to required risk based capital of $0.5 billion. To support $105.2 billion of Total assets at June 30, 2010, the required minimum regulatory capital was $4.2 billion, or 4.0% of assets. The FHLBNY’s actual regulatory capital was $5.4 billion, exceeding required capital by $1.2 billion at June 30, 2010. Aggregate capital ratio was at 5.16%, more than the 4.0% regulatory minimum. The FHLBNY has prudently retained capital through the period of credit turmoil. Retained earnings, excluding losses in AOCI, has grown to $676.5 million at June 30, 2010.
Shareholders’ equity, the sum of Capital stock, Retained earnings, and AOCI was $5.3 billion at June 30, 2010, a decline of $356.4 million from December 31, 2009, primarily as a result of the decline in members’ Capital stock, which declined by $379.4 million. The decrease in Capital stock was consistent with the decrease in advances borrowed by members since members are required to purchase stock as a prerequisite to membership and to hold FHLBNY stock as a percentage of advances borrowed from the FHLBNY. The Bank’s current practice is to redeem stock in excess of the amount necessary to support advance activity on a daily basis. As a result, the amount of capital stock outstanding varies in line with members’ outstanding advance borrowings. Retained earning was $676.5 million at June 30, 2010, slightly lower by $12.3 million from December 31, 2009. Dividends paid out of retained earnings amounted to $122.7 million in the 2010 two quarters, compared to $117.4 million in the same periods in 2009. In aggregate, AOCI was a loss of $109.2 million at June 30, 2010 compared to a loss of $144.5 million at December 31, 2009. The non-credit loss component of OTTI of $101.9 million and $110.6 million made up most of the losses in AOCI at June 30, 2010 and December 31, 2009. Unrecognized losses from cash flow hedging activities and additional liabilities on employee pension plans were also reported in AOCI at June 30, 2010 and December 31, 2009. For more information about changes in AOCI, see Note 13 to the unaudited financial statements in this report.
Year-to-date Second Quarter 2010 Highlights
The FHLBNY reported year-to-date Net income of $110.3 million, or $2.29 per share, compared with $334.6 million, or $6.22 per share for the prior year period.
Net interest income was $222.4 million for the current year period, down $209.2 million from the prior year period. The primary causes were (1) decline in transaction volume in the current year period, (2) increases in debt costs relative to earnings from advances to members and investments, and (3) lower earnings from the deployment of members’ capital to fund interest earning-assets because of decline in member capital.
Net realized and unrealized gain (loss) from derivatives and hedging activities was a loss of $11.8 million in the current period. In contrast, the Bank recorded a gain of $65.0 million from derivatives and hedging activities for the prior year period.
The Bank’s analysis of its investments determined that nine held-to-maturity private-label MBS were credit impaired and to be OTTI and $4.7 million was recorded as a charge to Other income (loss) in the current year period. The non-credit component of OTTI recorded in AOCI through the second quarter was not significant. In the prior year period, a credit impairment charge of $10.6 million was recorded. The non-credit component of OTTI recorded in AOCI through the prior year second quarter was $77.4 million.

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
Earnings — In 2010, existing high-yielding fixed-rate MBS and some intermediate-term advances will continue to pay down or mature, and it is unlikely they will be replaced by equivalent high yielding assets, and this will tend to lower the overall yield on total assets. The FHLBNY expects general advance demand from members to continue to decline, and specifically, the Bank expects limited demand for large intermediate-term advances because many members have previously filled their needs with the FHLBNY, and other members have significant amounts of intermediate-term advances that were borrowed from the FHLBNY several years ago. The FHLBNY anticipates that such members are probably considering prepaying those borrowings, or to not replacing them at maturity. Members that have expressed interest in intermediate-term borrowing have not been significant borrowers in the past. Members were hesitant to act early in 2010 to offer up their borrowing plans, and without the ability to make funding decisions early in 2010, the FHLBNY may have lost the potential opportunities to profitably fund these advance types early in the year.
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
As a result of these factors, the FHLBNY expects net margins from new advances to narrow and Net income to contract to the pre-2009 levels.
Demand for FHLBank debt — The FHLBNY’s primary source of funds is the sale of consolidated obligations in the capital markets, and the FHLBNY’s ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond the FHLBNY’s control. The FHLBNY may not be able to obtain funding on acceptable terms given the extraordinary market conditions and structural changes in the debt market. If the FHLBNY cannot access funding when needed on acceptable terms, its ability to support and continue operations could be adversely affected, which could negatively affect its financial condition and results of operations. The pricing of the FHLBanks’ longer-term debt remains at levels that are still sub-optimal, relative to LIBOR. To the extent the FHLBanks receive sub-optimal funding, the Bank’s member institutions in turn may experience higher costs for advance borrowings. To the extent the FHLBanks may not be able to issue long-term debt at economical spreads relative to the 3-month LIBOR rate, the FHLBNY’s members borrowing choices may also be limited.
Thus far in 2010, the refunding needs to replace maturing FHLBank bonds have been significant, and the bond market has supported the refunding volumes. If the Bond market cannot absorb future refunding needs, it will put greater pressure on the FHLBank bonds and investors may demand higher yields. Alternatively, the FHLBanks may resort to the issuance of discount notes, which have maturities of up to a year only, to fill any refunding gap. Discount notes may itself face increased challenges as competition increases from Treasury bills, or paper offered by other GSEs. On the other hand, the impact of a sluggish economy may continue to soften member demand for liquidity and may reduce pressure on the FHLBanks to refinance maturing bonds in the remainder of 2010.

Credit Impairment of Mortgage-backed securities — Other-than-temporary credit impairment (“OTTI”) charge of $4.7 million was recorded for the FHLBNY’s MBS portfolios through June 30, 2010. However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, the FHLBNY could face additional credit losses. In addition, certain private-label MBS may be undergoing loan modification and forbearance proceedings at the loan level and such processes may have an adverse impact on the amounts and timing of expected cash flows.
SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in millions)	2010	2010	2009	2009	2009

Investments (1)	$14,971	$15,561	$16,222	$18,741	$12,979
Interest bearing balance at FRB **	—	—	—	—	13,865
Advances	85,286	88,859	94,349	95,945	100,458
Mortgage loans held-for-portfolio, net of allowance for credit losses (2)	1,283	1,288	1,318	1,336	1,381
Total assets	105,183	107,239	114,461	117,604	129,129
Deposits and borrowings	4,795	7,977	2,631	2,276	2,278
Consolidated obligations, net
Bonds	66,247	72,408	74,008	69,671	72,184
Discount notes	27,481	19,816	30,828	38,385	47,276
Total consolidated obligations	93,728	92,224	104,836	108,056	119,460
Mandatorily redeemable capital stock	70	105	126	128	128
AHP liability	144	146	144	145	140
REFCORP liability	14	14	24	39	46
Capital
Capital stock	4,680	4,828	5,059	5,142	5,370
Retained earnings	676	672	689	666	600
Accumulated other comprehensive income (loss)	(109)	(124)	(145)	(147)	(120)
Total capital	5,247	5,376	5,603	5,661	5,850
Equity to asset ratio (3)	4.99%	5.01%	4.90%	4.81%	4.53%

	Three months ended					Six months ended
Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
Averages (dollars in millions)	2010	2010	2009	2009	2009	2010	2009

Investments (1)	$18,757	$17,711	$18,650	$19,764	$12,369	$18,222	$12,662
Interest-bearing balance at FRB **	—	—	—	—	12,647	—	12,092
Advances	85,609	91,415	94,193	96,704	99,769	88,496	102,541
Mortgage loans	1,281	1,299	1,333	1,357	1,405	1,290	1,427
Total assets	108,325	113,116	117,289	120,754	129,133	110,707	132,007
Interest-bearing deposits and other borrowings	5,212	5,050	2,361	2,083	2,181	5,132	1,967
Consolidated obligations, net
Bonds	71,738	74,297	73,264	69,604	68,091	73,010	72,294
Discount notes	22,354	24,555	31,741	39,521	48,747	23,449	47,458
Total consolidated obligations	94,092	98,852	105,005	109,125	116,838	96,459	119,752
Mandatorily redeemable capital stock	96	108	143	128	134	102	139
AHP liability	144	144	144	139	132	144	128
REFCORP liability	7	9	15	23	22	8	22
Capital
Capital stock	4,719	4,929	5,030	5,195	5,299	4,823	5,377
Retained earnings	661	658	666	611	522	660	476
Accumulated other comprehensive income (loss)	(120)	(141)	(136)	(125)	(69)	(131)	(80)
Total capital	5,260	5,446	5,560	5,681	5,752	5,352	5,773

Operating Results and other data	Three months ended					Six months ended
(dollars in millions)	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(except earnings, headcount, and dividends per share)	2010	2010	2009	2009	2009	2010	2009
Net interest income (4)	$116	$106	$116	$154	$200	$222	$432
Net income	57	54	97	140	186	110	335
Dividends paid in cash (7)	52	71	74	74	75	123	117
AHP expense	6	6	10	16	21	12	38
REFCORP expense	14	13	24	35	47	28	84
Return on average equity* (5)	4.32%	3.99%	6.85%	9.79%	13.00%	4.16%	11.69%
Return on average assets*	0.21%	0.19%	0.32%	0.46%	0.58%	0.20%	0.51%
Net OTTI impairment losses	$(1)	$(3)	$(7)	$(4)	$(5)	$(5)	$(11)
Other non-interest income (loss)	(15)	(8)	48	61	80	(22)	77
Total other income (loss)	(16)	(11)	41	57	75	(27)	66
Operating expenses	20	19	22	18	18	40	36
Finance Agency and Office of Finance	2	3	2	2	2	4	4
Total other expenses	22	22	24	20	20	44	40
Operating expenses ratio* (6)	0.08%	0.07%	0.07%	0.06%	0.06%	0.07%	0.06%
Earnings per share	$1.20	$1.09	$1.94	$2.70	$3.52	$2.29	$6.22
Dividend per share	$1.05	$1.41	$1.42	$1.40	$1.38	$2.46	$2.14
Headcount (Full/part time)	270	266	264	259	264	270	264

(1)	Investments include held-to-maturity securities, available for-sale securities, Federal funds, loans to other FHLBanks, and other interest bearing deposits.

(2)	Allowances for credit losses were $5.4 million, $5.2 million, $4.5 million, $3.4 million, and $2.8 million at the periods ended June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, and June 30, 2009.

(3)	Equity to asset ratio is capital stock plus retained earnings and Accumulated other comprehensive income (loss) as a percentage of total assets.

(4)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(5)	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average Accumulated other comprehensive income (loss).

(6)	Operating expenses as a percentage of total average assets.

(7)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.

*	Annualized.

**	FRB program commenced in October 2008. On July 2, 2009, the Bank was no longer eligible to collect interest on excess balances.

Results of Operations
The following section provides a comparative discussion of the FHLBNY’s results of operations for the current year and prior year second quarter and year-to-date periods. For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 to this Form 10-Q and in the Bank’s most recent Form 10-K filed on March 25, 2010.
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
Net Income
The FHLBNY reported current year second quarter Net income of $56.7 million, or $1.20 per share, compared to prior year period Net income of $186.4 million, or $3.52 per share. Current year-to-date Net income was $110.3 million, or $2.29 per share, compared with prior year period Net income of $334.6 million, or $6.22 per share.
Net interest income, a key metric for the FHLBNY and the primary contributor to Net income, was adversely affected in the 2010. Net interest income in the current year second quarter was $116.2 million, down by $84.1 million from the prior year second quarter and was the primary cause of lower Net income. Net interest income was $222.4 million for the current year-to-date period, down by $209.2 million from the prior year period. The Bank’s cost of debt has become more expensive in 2010 relative to prior year period. Additionally, the volume of advance business has contracted. Another factor was the decline in member capital stock, which declined in line with advances borrowed by members. The FHLBNY typically invests member capital to fund short-term interest-earning investments and decline in capital stock reduced the potential for earning additional interest income.
In the current year second quarter four held-to-maturity private-label MBS were credit impaired and to be OTTI, and $1.3 million was recorded as a charge to Other income (loss), compared to $5.3 million in the prior year period. On a year-to-date basis, credit impairment charge of $4.7 million was recorded in the current year, compared to $10.6 million in the prior year.
Reported Net realized and unrealized loss from hedging activities was a loss of $11.4 million in the current year second quarter in contrast to gain of $78.6 million in the prior year second quarter. On a year-to-date basis, the Bank recorded a loss of $11.8 million in the current year period, in contrast to a gain of $65.0 million in the prior year period. In order to manage the FHLBNY’s interest rate risk profile, management of the FHLBNY routinely uses derivatives to manage the interest rate risk inherent in the Bank’s assets and liabilities. The hedging losses and gains were primarily due to (1) Fair value changes of interest rate swaps and options designated as economic hedges of debt issued by the FHLBNY, and (2) Reversal of fair value changes recorded in the prior year periods. Hedging losses are net of interest received or paid on swaps designated as economic hedges, in compliance with hedge accounting reporting guidance, which prescribes that such interest is included in the income statement as part of derivatives, and hedging activities. Interest income or expense from swaps that qualify under hedge accounting are also included in the income statement but are reported as part of the income or expense of the hedged asset or liability. See Note 16 to the unaudited financial statements and Table 11 in this MD&A for more information.
The Bank recorded fair value net losses of $4.3 million on $11.5 billion of consolidated obligation debt that were designated under the Fair Value Option (“FVO”) in the current year second quarter, compared to a de minimis loss in the prior year period. On a year-to-date basis, fair value losses on debt designated under the FVO were $12.7 million in the current year period compared to a gain of $8.2 million in the prior year period. In the current year, fair values of such fixed-rate intermediate term consolidated debt declined as market interest rates for the debt declined relative to the actual coupon rates of the debt. The debt was economically hedged by interest rate swaps, and the losses were largely offset by recorded fair value gains on the swaps.
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
Operating expenses were $20.4 million for the current year second quarter, up by $2.3 million from the prior year second quarter. On a year-to-date basis, Operating expenses were $39.6 million, up by $3.4 million from the prior year period. REFCORP assessments were $14.2 million in current year second quarter, down $32.4 million from the prior year second quarter. AHP assessments were $6.4 million, down $14.7 million from the prior year second quarter. On a year-to-date basis, the combined REFCORP and AHP assessment was $40.1 million in the current year period, down $81.2 million from the prior year period. Assessments are calculated on Net income before assessments and the decreases were due to lower Net income in current year periods compared to prior year periods.

Interest Income
Interest income from advances and investments in mortgage-backed securities are the principal sources of income for the FHLBNY. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year from the prior year. The principal categories of Interest Income are summarized below (dollars in thousands):
Table 1: Interest Income — Principal Sources

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2010	2009	Variance	2010	2009	Variance
Interest Income
Advances	$154,204	$351,295	(56.10)%	$303,844	$853,517	(64.40)%
Interest-bearing deposits	1,238	9,123	(86.43)	2,067	18,041	(88.54)
Federal funds sold	2,804	1	NM	4,347	69	NM
Available-for-sale securities	9,784	7,772	25.89	15,548	16,291	(4.56)
Held-to-maturity securities
Long-term securities	91,809	117,863	(22.11)	190,443	244,683	(22.17)
Certificates of deposit	—	33	(100.00)	—	541	(100.00)
Mortgage loans held-for-portfolio	16,615	18,169	(8.55)	33,356	37,273	(10.51)

Total interest income	$276,454	$504,256	(45.18)%	$549,605	$1,170,415	(53.04)%

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
The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):
Table 2: Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$664,578	$768,626	$1,344,500	$1,602,014
Net interest adjustment from interest rate swaps [1]	(510,374)	(417,331)	(1,040,656)	(748,497)

Total Advance interest income reported	$154,204	$351,295	$303,844	$853,517

[1]	Interest portion only
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
Under GAAP, net interest adjustments from derivatives (as described in Table 2 above) may be offset against the net interest accruals of the hedged financial instrument (e.g. advance) only if the derivative is in a hedge qualifying relationship. If the hedge does not qualify for hedge accounting, and the Bank designates the hedge as an economic hedge, the net interest adjustments from derivatives would not be recorded with the advance interest revenues. Instead, the net interest adjustments from swaps would be recorded in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities. Thus, the accounting designation of a hedge may have a significant impact on reported Interest income from advances. There were no material amounts of net interest adjustments from interest rate swaps designated as economic hedges of advances that were reported in Other income in the current year or prior year periods related to swaps associated with advances.

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
The principal categories of Interest expense are summarized below. Changes in both rate and intermediation volume (average interest-costing liabilities), the mix of debt issuances between bonds and discount notes, and the impact of hedging strategies explain the changes in interest expense (dollars in thousands):
Table 3: Interest Expenses — Principal Categories

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2010	2009	Variance	2010	2009	Variance
Interest Expense
Consolidated obligations-bonds	$146,659	$248,280	(40.93)%	$301,572	$591,987	(49.06)%
Consolidated obligations-discount notes	11,956	52,203	(77.10)	21,613	141,581	(84.73)
Deposits	963	709	35.83	1,854	1,486	24.76
Mandatorily redeemable capital stock	676	2,794	(75.81)	2,171	3,672	(40.88)
Cash collateral held and other borrowings	—	11	(100.00)	—	48	(100.00)

Total interest expense	$160,254	$303,997	(47.28)%	$327,210	$738,774	(55.71)%

Reported Interest expense in the Statements of Income is adjusted for the cash flows associated with interest rate swaps in which the Bank generally pays variable-rate LIBOR-indexed cash flows to derivative counterparties and, in exchange, the Bank receives fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the debt. The Bank generally hedges its long-term fixed-rate bonds and almost all fixed-rate callable bonds with swaps that generally qualify for hedge accounting. In the current year periods and the same periods in the prior year, the Bank economically hedged certain floating-rate bonds that were not indexed to 3-month LIBOR, and certain short-term fixed-rate debt and discount notes because it believed that the hedges would not be highly effective in offsetting changes in the fair values of the debt and the swap, and would not therefore qualify for hedge accounting.
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
The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):
Table 4: Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$319,214	$376,883	$647,871	$824,670
Discount notes-Interest expense before adjustment for swaps	11,956	52,234	21,613	142,055
Net interest adjustment for interest rate swaps [1]	(172,555)	(128,634)	(346,299)	(233,157)

Total Consolidated bonds and discount notes-interest expense reported	$158,615	$300,483	$323,185	$733,568

[1]	Interest portion only

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
The following table summarizes key changes in the components of Net interest income for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):
Table 5: Components of Net Interest Income

	Three months ended June 30,
			Percentage
	2010	2009	Variance
Interest Income
Advances	$154,204	$351,295	(56.10)%
Interest-bearing deposits	1,238	9,123	(86.43)
Federal funds sold	2,804	1	NM
Available-for-sale securities	9,784	7,772	25.89
Held-to-maturity securities
Long-term securities	91,809	117,863	(22.11)
Certificates of deposit	—	33	(100.00)
Mortgage loans held-for-portfolio	16,615	18,169	(8.55)

Total interest income	276,454	504,256	(45.18)

Interest Expense
Consolidated obligations-bonds	146,659	248,280	(40.93)
Consolidated obligations-discount notes	11,956	52,203	(77.10)
Deposits	963	709	35.83
Mandatorily redeemable capital stock	676	2,794	(75.81)
Cash collateral held and other borrowings	—	11	(100.00)

Total interest expense	160,254	303,997	(47.28)

Net interest income before provision for credit losses	$116,200	$200,259	(41.98)%

	Six months ended June 30,
			Percentage
	2010	2009	Variance
Interest Income
Advances	$303,844	$853,517	(64.40)%
Interest-bearing deposits	2,067	18,041	(88.54)
Federal funds sold	4,347	69	NM
Available-for-sale securities	15,548	16,291	(4.56)
Held-to-maturity securities
Long-term securities	190,443	244,683	(22.17)
Certificates of deposit	—	541	(100.00)
Mortgage loans held-for-portfolio	33,356	37,273	(10.51)

Total interest income	549,605	1,170,415	(53.04)

Interest Expense
Consolidated obligations-bonds	301,572	591,987	(49.06)
Consolidated obligations-discount notes	21,613	141,581	(84.73)
Deposits	1,854	1,486	24.76
Mandatorily redeemable capital stock	2,171	3,672	(40.88)
Cash collateral held and other borrowings	—	48	(100.00)

Total interest expense	327,210	738,774	(55.71)

Net interest income before provision for credit losses	$222,395	$431,641	(48.48)%

The 2010 second quarter and year-to-date Net interest income declined from the same periods in 2009. Net interest income is directly impacted by transaction volumes, as measured by average balances of interest earning assets, and by the prevailing balance sheet yields, as measured by coupons on earning assets minus yields paid on interest costing liabilities net of the cash flows paid or received on interest rate derivatives that qualified under hedge accounting rules.

Net interest income, a key metric for the FHLBNY and the primary contributor to Net income, was adversely affected in 2010, and contracted to levels more typical of the years before 2009, primarily because the Bank’s funding advantages experienced in 2009 weakened in 2010. Net interest income in the current year second quarter was $116.2 million, down by $84.1 million from the prior year second quarter. On a year-to-date basis, Net interest income was down $209.3 million in 2010 from a year ago.
In much of 2009, discount notes had been successfully utilized when such debt could be issued at wide advantageous spreads to LIBOR, and was one source of the funding advantage in 2009. With the easing of the credit crises and market normalization appearing to have set in, FHLBank discount note spread advantage to equivalent term LIBOR seems to have returned to pre-crises ranges. At those levels, as a funding tool, discount notes were not as attractive as short-term callable bonds and the FHLBNY reduced its reliance on discount notes in the 2010 second quarter relative to the same period in 2009. In mid-second quarter of 2010, the pricing of discount notes improved but was not quite as favorable as it was in 2009, and was driven by increased investor demand (primarily from the money market funds) for the 60-day maturity discount notes. Demand for this particular maturity notes was due to the amendment to SEC’s Rule 2a-7 that impacted the money market industry, a major investor group for the FHLBank discount notes. Cost of funding on the long-end of the discount note curve also improved as investors shifted to higher quality FHLB paper because of sovereign and increased counterparty risk concerns in Europe. Increased demand improved discount note pricing for the FHLBank discount notes.
The rise in the 3-month LIBOR index in mid-2010 second quarter benefited the pricing of short- and intermediate-term FHLBank bonds. In the prior quarter, the very low LIBOR level provided very little “room” for FHLBank debt to return to their historic sub-LIBOR spreads. In mid-second quarter the 3-month LIBOR index rose to 53 basis points, and FHLBank issued bond spreads widened (to 3-month LIBOR) on a swapped basis for intermediate term bonds. The FHLBNY uses interest rate swaps to effectively change the repricing characteristics of a significant portion of its fixed-rate advances and consolidated obligation debt to match shorter-term LIBOR rates that reprice at intervals of three-months or less. When the Bank executes an interest rate swap to change the fixed payments on its debt to a LIBOR rate, the spread between the fixed payments and the LIBOR cash receipts results in the FHLBNY’s effective funding cost. Consequently, the current level of spread between the 3-month LIBOR rate and the swap rate for a fixed-rate FHLBank debt has an impact on the FHLBNY’s profitability. This widening of the spread differential has improved Net interest spread in the 2010 second quarter over the first quarter, although spreads are still significantly lower than spreads in same period in 2009. It is too early to forecast if recent trends will continue. Spreads on longer-term bonds have remained at disadvantageous levels well above the historic ranges.
Impact of business volume — Decline in member driven advance business volume, as measured by average advances outstanding, was a contributing factor to the decline of Net interest income in the 2010 second quarter and year-to-date periods. Average outstanding advances in 2010 first quarter was $85.6 billion, down from $99.8 billion in the same period in 2009. On a year-to-date basis, average advances declined by $14.0 billion in 2010 over the same period in 2009. Additionally, in 2010, certain higher-yielding intermediate-term advances matured, and were replaced by lower yielding advances, and that too has tended to lower Net interest income.
Impact of lower interest income from investing member capital — The FHLBNY earns significant interest income from investing its members’ capital to fund interest-earning assets. Such earnings are sensitive to the changes in short-term interest rates (Rate effects), as well as the average outstanding capital and non-interest bearing liabilities (Volume effects). In the 2010 periods, the FHLBNY earned less interest income from investing members’ capital and net non-interest assets in the current year second quarter. The primary cause was the decline in stock holder’ capital stock which has declined in parallel with the lower volume of advances borrowed by members. Deployed capital, which is members’ capital and net non-interest bearing liabilities fell on average by $914.2 million, which potentially could have been invested to yield interest income at the money market rates. For more information, see Table 8: Spread and Yield Analysis and Table 9: Rate and Volume Analysis.
Impact of qualifying hedges on Net interest income — The Bank deploys hedging strategies to protect future net interest income that may reduce income in the short-term. On a GAAP basis, the impact of derivatives was to reduce the 2010 second quarter Net interest income by $337.8 million, compared to also an unfavorable impact of $288.7 million in the same period in 2009. On a year-to-date basis, Net interest income was reduced by $694.4 million in 2010 compared to $515.3 million in the same period in 2009. For more information, see Table 6: Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps.
Impact of economic hedges on Net interest income — The FHLBNY executes certain transactions designated as economic hedges, primarily as hedges of FHLBNY debt. Under existing accounting rules, the interest income or expense generated from the derivatives designated as economic hedges are not reported as a component of Net interest income although they have an economic impact on Net interest income. Under GAAP, interest income or expense from such derivatives are recorded as derivative gains and losses in Other income (loss). In the 2010 second quarter, on an economic basis, the economic impact of derivatives would have been to increase GAAP Net interest income by $22.7 million. In the same period in 2009, on an economic basis, the impact would have been to decrease GAAP Net interest expense by $9.9 million. On a year-to-date basis, 2010 GAAP Net interest income would have increased by $60.0 million. In contrast, 2009 GAAP Net interest income would have declined by $56.1 million. The reporting classification of interest income or expense associated with swaps designated as economic hedges has no impact on Net income as these adjustments are either reported as a component of Net interest income or as a component of Other income as gains or losses from hedging activities. See Table 7 for additional information.

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):
Table 6: Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps 1

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest Income	$786,828	$921,587	$1,590,261	$1,918,912
Net interest adjustment from interest rate swaps	(510,374)	(417,331)	(1,040,656)	(748,497)

Reported interest income	276,454	504,256	549,605	1,170,415

Interest Expense	332,809	432,631	673,509	971,931
Net interest adjustment from interest rate swaps	(172,555)	(128,634)	(346,299)	(233,157)

Reported interest expense	160,254	303,997	327,210	738,774

Net interest income (Margin)	$116,200	$200,259	$222,395	$431,641

Net interest adjustment — interest rate swaps	$(337,819)	$(288,697)	$(694,357)	$(515,340)

[1]	Net interest accruals of derivatives designated in a fair value or cash flow hedge qualifying under the derivatives and hedge accounting rules were recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities, and had a significant impact on Net interest income.
The following table contrasts Net interest income, Net income spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):
Table 7: GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets 2

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$116,200	0.43%	0.38%	$200,259	0.62%	0.55%

Interest income (expense)
Swaps not designated in a hedging relationship	22,747	0.09	0.10	(9,912)	(0.03)	(0.03)

Economic net interest income	$138,947	0.52%	0.48%	$190,347	0.59%	0.52%

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$222,395	0.41%	0.36%	$431,641	0.66%	0.58%

Interest income (expense)
Swaps not designated in a hedging relationship	59,967	0.11	0.11	(56,135)	(0.08)	(0.09)

Economic net interest income	$282,362	0.52%	0.47%	$375,506	0.58%	0.49%

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

[2]	In the 2010 first and second quarters and in the same periods in 2009, significant amounts of swaps were designated as economic hedges of consolidated obligation debt in a hedging strategy that converted floating-rate debt indexed to 1-month LIBOR, the Prime rate, and the Federal Funds Effective rate to 3-month LIBOR cash flows. The Bank also economically hedged certain short-term fixed-rate debt and discount notes that it also believed would not be highly effective in offsetting changes in the fair values of the debt and the swap. Aggregate swap accruals for economic hedges represented cash in-flows and out-flows. In compliance with accounting standards for derivatives and hedging, interest income and expense from derivatives that did not qualify under hedge accounting were recorded as derivative gains and losses in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities.

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
Table 8: Spread and Yield Analysis

	Three months ended June 30,
	2010			2009
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$85,609,419	$154,204	0.72%	$99,768,516	$351,295	1.41%
Certificates of deposit and other	2,287,411	1,238	0.22	2,424,837	9,156	1.51
Federal funds sold and other overnight funds	6,432,022	2,804	0.17	12,659,476	1	—
Investments	12,310,641	101,593	3.31	12,357,367	125,635	4.08
Mortgage and other loans	1,281,438	16,615	5.20	1,405,043	18,169	5.19

Total interest-earning assets	$107,920,931	$276,454	1.03%	$128,615,239	$504,256	1.57%

Funded By:
Consolidated obligations-bonds	$71,738,002	$146,659	0.82	$68,091,680	$248,280	1.46
Consolidated obligations-discount notes	22,354,159	11,956	0.21	48,746,680	52,203	0.43
Interest-bearing deposits and other borrowings	5,215,582	963	0.07	2,211,474	720	0.13
Mandatorily redeemable capital stock	96,435	676	2.81	134,481	2,794	8.33

Total interest-bearing liabilities	99,404,178	160,254	0.65%	119,184,315	303,997	1.02%

Capital and other non-interest- bearing funds	8,516,753	—		9,430,924	—

Total Funding	$107,920,931	$160,254		$128,615,239	$303,997

Net Interest Income/Spread		$116,200	0.38%		$200,259	0.55%

Net Interest Margin (Net interest income/Earning Assets)			0.43%			0.62%

[1]	Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the Bank and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond. Similarly, the Bank makes fixed-rate advances to members and hedges the advance with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and rates are annualized.

	Six months ended June 30,
	2010			2009
		Interest			Interest
	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$88,496,021	$303,844	0.69%	$102,541,171	$853,517	1.68%
Certificates of deposit and other	2,274,360	2,067	0.18	2,807,138	18,582	1.33
Federal funds sold and other overnight funds	5,856,448	4,347	0.15	12,122,991	69	—
Investments	12,358,552	205,991	3.36	12,538,407	260,974	4.20
Mortgage and other loans	1,290,463	33,356	5.21	1,427,349	37,273	5.27

Total interest-earning assets	$110,275,844	$549,605	1.01%	$131,437,056	$1,170,415	1.80%

Funded By:
Consolidated obligations-bonds	$73,010,343	$301,572	0.83	$72,294,172	$591,987	1.65
Consolidated obligations-discount notes	23,448,818	21,613	0.19	47,457,921	141,581	0.60
Interest-bearing deposits and other borrowings	5,133,920	1,854	0.07	2,018,757	1,534	0.15
Mandatorily redeemable capital stock	102,382	2,171	4.28	138,702	3,672	5.34

Total interest-bearing liabilities	101,695,463	327,210	0.65%	121,909,552	738,774	1.22%

Capital and other non-interest- bearing funds	8,580,381	—		9,527,504	—

Total Funding	$110,275,844	$327,210		$131,437,056	$738,774

Net Interest Income/Spread		$222,395	0.36%		$431,641	0.58%

Net Interest Margin (Net interest income/Earning Assets)			0.41%			0.66%

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
Table 9: Rate and Volume Analysis

	For the three months ended
	June 30, 2010 vs. June 30, 2009
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$(44,373)	$(152,718)	$(197,091)
Certificates of deposit and other	(492)	(7,426)	(7,918)
Federal funds sold and other overnight funds	(1)	2,804	2,803
Investments	(473)	(23,569)	(24,042)
Mortgage loans and other loans	(1,602)	48	(1,554)

Total interest income	(46,941)	(180,861)	(227,802)

Interest Expense
Consolidated obligations-bonds	12,660	(114,281)	(101,621)
Consolidated obligations-discount notes	(20,912)	(19,335)	(40,247)
Deposits and borrowings	658	(415)	243
Mandatorily redeemable capital stock	(634)	(1,484)	(2,118)

Total interest expense	(8,228)	(135,515)	(143,743)

Changes in Net Interest Income	$(38,713)	$(45,346)	$(84,059)

	For the six months ended
	June 30, 2010 vs. June 30, 2009
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$(103,922)	$(445,751)	$(549,673)
Certificates of deposit and other	(2,978)	(13,537)	(16,515)
Federal funds sold and other overnight funds	(55)	4,333	4,278
Investments	(3,693)	(51,290)	(54,983)
Mortgage loans and other loans	(3,541)	(376)	(3,917)

Total interest income	(114,189)	(506,621)	(620,810)

Interest Expense
Consolidated obligations-bonds	5,807	(296,222)	(290,415)
Consolidated obligations-discount notes	(50,706)	(69,262)	(119,968)
Deposits and borrowings	1,441	(1,121)	320
Mandatorily redeemable capital stock	(853)	(648)	(1,501)

Total interest expense	(44,311)	(367,253)	(411,564)

Changes in Net Interest Income	$(69,878)	$(139,368)	$(209,246)

Analysis of Allowances for Credit losses, and Non-Interest Income (Loss)
The principal components are described below:
Allowance for Credit Losses
•	Mortgage loans held-for-portfolio — The Bank recorded a provision of $0.2 million in the 2010 second quarter and $0.9 million in the same period in 2009 in the Statements of Income based on identification of inherent losses under a policy described more fully in Note — 1 Significant Accounting Policies and Estimates to the unaudited financial statements in this report. Charge offs were insignificant in all periods, and were substantially recovered through the credit enhancement provisions of MPF loans. Cumulatively, the allowance for credit losses has grown to $5.4 million at June 30, 2010, compared to $4.5 million at December 31, 2009. The FHLBNY believes the allowance for loan losses is adequate to cover the losses inherent in the FHLBNY’s mortgage loan portfolio at June 30, 2010 and December 31, 2009.
•	Advances — The FHLBNY’s credit risk from advances at June 30, 2010 and December 31, 2009 were concentrated in commercial banks, savings institutions and insurance companies. All advances were fully collateralized during their entire term. In addition, borrowing members pledged their stock in the FHLBNY as additional collateral for advances. The FHLBNY has not experienced any losses on credit extended to any member since its inception. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.
Service fees Service fees are derived primarily from providing correspondent banking services to members and fees earned on standby letters of credit. Service fees have declined over the years due to declining demand for such services. The Bank does not consider income from such services as a significant element of its operations.
Net realized and unrealized gain (loss) on derivatives and hedging activities The Bank may designate a derivative as either a hedge of: the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (fair value hedge); a forecasted transaction; or the variability of future cash flows of a floating-rate asset or liability (cash flow hedge). The Bank may also designate a derivative as an economic hedge, which does not qualify for hedge accounting under the accounting standards for derivatives and hedging.

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
Redemption of financial instruments and extinguishment of debt The Bank retires debt principally to reduce future debt costs when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities. The Bank typically receives prepayment fees to make the FHLBNY economically indifferent to the prepayment. When assets are prepaid ahead of their expected or contractual maturities, the Bank also attempts to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns. Bond retirement typically requires a payment of a premium resulting in a loss.
The following table sets forth the main components of Other income (loss) (in thousands):
Table 10: Other Income

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Other income (loss):
Service fees	$1,129	$1,096	$2,174	$2,080
Instruments held at fair value-Unrealized (loss) gain	(4,248)	(86)	(12,667)	8,226

Total OTTI losses	(202)	(72,789)	(4,075)	(87,991)
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive loss	(1,068)	67,460	(595)	77,398

Net impairment losses recognized in earnings	(1,270)	(5,329)	(4,670)	(10,593)

Net realized and unrealized (loss) gain on derivatives and hedging activities	(11,425)	78,640	(11,788)	64,974
Net realized gain from sale of available-for-sale securities	—	281	708	721
Other	(643)	52	(869)	98

Total other income (loss)	$(16,457)	$74,654	$(27,112)	$65,506

Earnings impact of Instruments held at fair value under the Fair Value Option
Under the accounting standards for the fair value option (“FVO”) for financial assets and liabilities, the FHLBNY elected to carry certain consolidated obligation bonds at fair value in the Statements of Condition. The Bank records changes in the unrealized fair value gains and losses on these liabilities in Other income. In general, transactions elected for the fair value option are in economic hedge relationships. The notional amounts of interest rate swaps executed and outstanding at June 30, 2010 and December 31, 2009 were $11.5 billion and $6.0 billion, and were executed to offset the fair value volatility of consolidated obligation debt elected under the FVO.
The fair value adjustments on consolidated obligation debt carried at fair value in the 2010 second quarter and year-to-date period resulted in net unrealized fair value losses (see Table 10 above). Such debt was primarily intermediate term, and their market observable yields have improved over the last quarter. In a declining interest rate environment at June 30, 2010, the fair values of fixed-rate debt declined, contributing to the recorded losses. In the prior year second quarter, fair value losses were de minimus. In the 2009 year-to-date period, the Bank recorded a fair value gain of $8.3 million, as almost all debt designated under the FVO matured and previously recorded unrealized losses reversed in that period. When bonds recorded at fair value are held to maturity, their cumulative fair value changes sum to zero at maturity.
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

Net impairment losses recognized in earnings on held-to-maturity securities — Other-than-temporary impairment
In the 2010 second quarter, the FHLBNY identified credit impairment on four of its private-label mortgage-backed securities that had been previously impaired. Cash flow assessments of the expected credit performance of the securities resulted in the recognition of $1.3 million as other-than-temporary impairment (“OTTI”) which was a charge to earnings. The re-impairment in the 2010 second quarter was due to further deterioration in certain credit parameters of the securities. In the 2010 first quarter, the Bank’s cash flow impairment analysis resulted credit related OTTI of $3.4 million charge to earnings. In the prior year first quarter, the FHLBNY early adopted the amended OTTI accounting guidance, that resulted in only the credit portion of the OTTI incurred on a security to be recognized in earnings and the non-credit portion of OTTI (market value or fair value losses) incurred to be recognized in AOCI. Prior to 2009, if an impairment was determined to be other-than-temporary, the impairment loss recognized in earnings was equal to the entire difference between the security’s amortized cost basis and its fair value. The FHLBNY had not determined any security as impaired prior to 2009 first quarter.
Earnings impact of derivatives and hedging activities
Net realized and unrealized gain (loss) from derivatives and hedging activities — The FHLBNY reported the following net gains (losses) from derivatives and hedging activities (in thousands):
Table 11: Earnings Impact of Derivatives — By Hedge Type

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Earnings impact of derivatives and hedging activities gain (loss):
Derivatives designated as hedging instruments [2]
Cash flow hedges-ineffectiveness	$—	$—	$—	$—
Fair value hedges-ineffectiveness	(1,584)	10,460	3,039	12,731
Derivatives not designated as hedging instruments
Economic hedges-fair value changes-options	(2,967)	29,445	(33,682)	30,666
Net interest income-options	(609)	(1,253)	(2,598)	(1,945)
Economic hedges-fair value changes-MPF delivery commitments	405	(156)	554	(96)
Fair value changes-economic hedges [1]	(25,936)	49,486	(42,421)	84,551
Net interest expense-economic hedges [1]	15,076	(9,893)	44,568	(56,090)
Balance sheet — Macro hedges swaps	—	174	173	2,407
Derivatives in economic hedges of COs designated under FVO
Fair value changes on swaps	4,190	377	18,579	(7,250)

Net realized and unrealized (loss) gain on derivatives and hedging activities	$(11,425)	$78,640	$(11,788)	$64,974

[1]	Includes de minimis amount of net gains on member intermediated swaps.

[2]	Net interest settlements from interest rate swaps hedging advances and consolidated obligations in a designated accounting relationship are recorded in interest income and interest expense.
Key components of hedging gains and losses recorded in the Statements of Income as a Net realized and unrealized gain (loss) from derivatives and hedging activities were primarily due to:
•	Hedge ineffectiveness from fair value hedges of advances and consolidated obligation liabilities that qualified for hedge accounting treatment. Hedge ineffectiveness is typically the difference between changes in fair values of hedged consolidated obligation bonds and advances due to changes in the benchmark rate (adopted as the 3-month LIBOR rate) and changes in the fair value of the associated derivatives.
•	Fair value changes of interest rate swaps designated in economic hedges of consolidated obligation debt, without the offsetting benefit of fair value changes of the hedged debt.
•	Fair value changes of interest rate caps designated in economic hedges of GSE issued capped floating-rate MBS. Market pricing of the tenor and strikes of caps owned by the FHLBNY has fallen steeply since December 31, 2009 primarily because of lower volatilities for such caps. As result, purchased caps are exhibiting fair value losses. The fair values of the caps, which stood at $38.2 million at June 30, 2010, will ultimately decline to zero if the caps are held to their contractual maturities.
•	Swap income or expense, primarily swap interest accruals, associated with swaps designated as economic hedges.
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
Relatively stable interest rates and volatilities in the 2010 second quarter and in the year-to-date period kept hedge ineffectiveness to insignificant levels, compared to the prior year periods. In the prior year periods, fair value ineffectiveness resulted in gains in part due to the reversal of fair value losses of debt hedges that matured in the prior year periods (or were effectively matured when call options were exercised) , and in part as a result of market volatility of interest rates causing fair values of hedged bonds to diverge from the swap fair values. Typically, the FHLBNY hedges its advances and bonds with structures that are almost identical, and gains and losses represented hedge ineffectiveness caused by the asymmetrical impact of interest rate volatility on hedged debt and advances and associated swaps.

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
However, interest income and expense have economic consequences since they are the result of exchanges of cash payments or receipts. If a derivative is prepaid prior to maturity or at predetermined call and put dates, they are settled at the then existing fair values in cash. Under hedge accounting rules, net swap interest expense and income associated with swaps in economic hedges of assets and liabilities are recorded as hedging losses and gains. On the other hand, when swaps qualify for hedge accounting treatment, interest income and interest expense from interest rate swaps are reported as a component of Net interest income together with interest on the instrument being hedged.
Economic hedges
Interest rate swaps — Fair value changes — At June 30, 2010, the notional amounts of swap and caps designated as economic hedges declined to $26.9 billion from $30.6 billion at March 31, 2010 and $35.8 billion at December 31, 2009. At June 30, 2009, the notional amount of swap and caps designated as economic hedges was $41.6 billion. The primary economic hedges were:
•	Interest rate “Basis swaps” that synthetically converted floating-rate funding based on non-Prime rate, Federal funds rate, and the 1-month LIBOR rate to 3-month LIBOR rate.
•	Interest rate swaps hedging balance sheet risk.
•	Interest rate swaps hedging discount notes and short-term fixed-rate consolidated obligation bonds, including debt instruments hedged economically under the FVO.
•	Interest rate swaps that had been de-designated as economic hedges of advances and bonds because the hedges had became ineffective.
Changes in the fair values of interest rate swaps in economic hedges, often referred to as “one-sided marks”, resulted in net fair value losses of $9.8 million in the 2010 second quarter and $14.8 million year-to-date, compared to net fair value gains of $68.2 million in the prior year first quarter and $52.2 million year-to-date. The principal components were:
•	Consolidated bond economic hedges — In the 2010 second quarter and year-to-date periods, significant amounts of basis swaps (both legs of the swap float with changes in LIBOR and non-LIBOR indices) matured. Short-term cancellable swaps in economic hedges of callable bonds also matured in the periods ending June 30, 2010. When the swaps matured all previously recorded fair value gains reversed and net unrealized losses were recorded in the period. In the same periods in 2009, significant net unrealized gains were recorded due to the reversal of previously recognized fair value losses when swaps matured.
•	Consolidated discount note economic hedges — The FHLBNY hedges the principal amounts of certain term discount notes to convert fixed cash flows to LIBOR indexed cash flows.
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
•	In the 2010 second quarter and year-to-date periods, net interest accrual income of $15.1 million and $44.5 million were recorded as a component of derivatives and hedging activities. They represented the net cash in-flows primarily from swaps that were designated as economic hedges of consolidated obligation bonds.
•	In the 2009 second quarter and year-to-date periods, net cash flow accrual were negative (expense) and were primarily associated with basis swaps hedging the basis risk of changes in floating-rate debt that were indexed to rates other than 3-month LIBOR. Under the contractual terms of the basis swaps the FHLBNY was receiving cash flows indexed to an agreed upon spread to the daily Federal funds effective rate, the 1- month LIBOR rate, and the Prime rate, and in return paying cash flows indexed to an agreed upon spread to the 3-month LIBOR rate. The daily Federal funds rates and the 1-month LIBOR rates (cash received by the Bank) were considerably lower in the 2009 periods than the 3-month LIBOR rates (Cash paid by the Bank), and resulted in net cash outflows. The formula for computing the cash flows of swaps indexed to the Prime rate also resulted in net cash outflows.

Interest rate caps — Unfavorable fair values changes of purchased caps resulted in net unrealized fair value losses of $2.9 million and $33.3 million in the 2010 first quarter and year-to-date periods. The purchased caps have been losing fair value gains recorded at the beginning of 2010 first quarter. Fair values of interest rate caps were $38.2 million at June 30, 2010 down from $78.0 million at December 31, 2009. Fair values will reverse to zero over the contractual life of the caps if held to maturity. In the prior year periods, the fair values of purchased caps increased in value.
Derivative gains and losses reclassified from Accumulated other comprehensive income (loss) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):
Table 12: Gains/(Losses) Reclassified from AOCI to Current Period Income from Cash Flow Hedges

	Three months ended		Six months ended
	June 30,		June 30,
Accumulated other comprehensive income/(loss) from cash flow hedges	2010	2009	2010	2009

Beginning of period	$(20,551)	$(28,312)	$(22,683)	$(30,191)
Net hedging transactions	(864)	—	(472)	—
Reclassified into earnings	1,801	1,910	3,541	3,789

End of period	$(19,614)	$(26,402)	$(19,614)	$(26,402)

Cash Flow Hedges
In the 2010 second quarter and year-to-date periods, $1.8 million and $3.5 million was reclassified from AOCI as an interest expense in parallel with the recognition of interest expense of the debt that had been hedged by the cash flow hedges in prior years. Fair value basis from settled hedges in the 2010 second quarter and year-to-date periods were not material. There were no open anticipatory cash flow hedges at June 30, 2010.
In 2010 and 2009 no material amounts were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. Ineffectiveness from hedges designated as cash flow hedges was not material in any periods reported in this Form 10-Q. Over the next twelve months, it is expected that $6.0 million of net losses recorded in AOCI will be recognized as an interest expense.
Debt extinguishment and sales of available-for-sale securities
In the second quarter of 2010, the Bank transferred $250.0 million of consolidated obligation bond to an unrelated financial institution at an insignificant gain. No debt was retired in the first quarter of 2010 or in the prior year periods. In the first quarter of 2010, the Bank sold mortgage-backed securities from its AFS portfolio at a gain of $0.7 million. No securities were sold in the 2010 second quarter.
Non-Interest Expense
Operating expenses included the administrative and overhead costs of operating the Bank and the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members. The FHLBanks, including the FHLBNY, fund the cost of the Office of Finance, a joint office of the FHLBanks that facilitates issuing and servicing the consolidated obligations of the FHLBanks, preparation of the combined quarterly and annual financial reports, and certain other functions. The FHLBanks and two other GSEs are also assessed the operating expenses of the Finance Agency, the regulator of the FHLBanks and the two GSEs.
The following table sets forth the main components of Other expenses (in thousands):
Table 13: Other Expenses

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Other expenses:
Operating	$20,352	$18,066	$39,588	$36,160
Finance Agency and Office of Finance	1,993	1,862	4,411	3,829

Total other expenses	$22,345	$19,928	$43,999	$39,989

Operating expenses rose 12.1% in the 2010 second quarter, compared to the same period in 2009. Staff additions and consulting costs were higher. The cost of compliance remains a very significant overhead expense for the Bank.

Operating Expenses
The following table sets forth the major categories of operating expenses (dollars in thousands):
Table 14: Operating Expenses

	Three months ended June 30,
		Percentage of		Percentage of
	2010	total	2009	total

Salaries and employee benefits	$12,917	63.47%	$11,873	65.72%
Temporary workers	17	0.08	22	0.12
Occupancy	1,077	5.29	1,089	6.03
Depreciation and leasehold amortization	1,391	6.83	1,327	7.35
Computer service agreements and contractual services	2,451	12.04	1,813	10.04
Professional and legal fees	1,056	5.19	339	1.87
Other *	1,443	7.10	1,603	8.87

Total operating expenses	$20,352	100.00%	$18,066	100.00%

	Six months ended June 30,
		Percentage of		Percentage of
	2010	total	2009	total

Salaries and employee benefits	$25,811	65.20%	$23,961	66.26%
Temporary workers	56	0.14	125	0.35
Occupancy	2,139	5.40	2,145	5.93
Depreciation and leasehold amortization	2,757	6.96	2,651	7.33
Computer service agreements and contractual services	4,352	10.99	3,274	9.06
Professional and legal fees	1,598	4.04	788	2.18
Other *	2,875	7.27	3,216	8.89

Total operating expenses	$39,588	100.00%	$36,160	100.00%

*	Other primarily represents- audit fees, director fees and expenses, insurance and telecommunications.

Financial Condition: Assets, Liabilities, Capital, Commitments and Contingencies:
Table 15: Statements of Condition

			Net change in	Net change in
(Dollars in thousands)	June 30, 2010	December 31, 2009	dollar amount	percentage
Assets
Cash and due from banks	$3,262,770	$2,189,252	$1,073,518	49.04%
Federal funds sold	3,125,000	3,450,000	(325,000)	(9.42)
Available-for-sale securities	2,914,432	2,253,153	661,279	29.35
Held-to-maturity securities
Long-term securities	8,931,074	10,519,282	(1,588,208)	(15.10)
Advances	85,285,877	94,348,751	(9,062,874)	(9.61)
Mortgage loans held-for-portfolio	1,283,040	1,317,547	(34,507)	(2.62)
Accrued interest receivable	310,792	340,510	(29,718)	(8.73)
Premises, software, and equipment	14,112	14,792	(680)	(4.60)
Derivative assets	39,444	8,280	31,164	NM
Other assets	16,790	19,339	(2,549)	(13.18)

Total assets	$105,183,331	$114,460,906	$(9,277,575)	(8.11)%

Liabilities
Deposits
Interest-bearing demand	$4,756,694	$2,616,812	$2,139,882	81.77%
Non-interest bearing demand	5,843	6,499	(656)	(10.09)
Term	32,000	7,200	24,800	NM

Total deposits	4,794,537	2,630,511	2,164,026	82.27

Consolidated obligations
Bonds	66,246,847	74,007,978	(7,761,131)	(10.49)
Discount notes	27,480,949	30,827,639	(3,346,690)	(10.86)

Total consolidated obligations	93,727,796	104,835,617	(11,107,821)	(10.60)

Mandatorily redeemable capital stock	69,569	126,294	(56,725)	(44.92)

Accrued interest payable	233,540	277,788	(44,248)	(15.93)
Affordable Housing Program	144,074	144,489	(415)	(0.29)
Payable to REFCORP	14,088	24,234	(10,146)	(41.87)
Derivative liabilities	868,718	746,176	122,542	16.42
Other liabilities	84,145	72,506	11,639	16.05

Total liabilities	99,936,467	108,857,615	(8,921,148)	(8.20)

Capital	5,246,864	5,603,291	(356,427)	(6.36)

Total liabilities and capital	$105,183,331	$114,460,906	$(9,277,575)	(8.11)%

Balance sheet overview
The FHLBNY continued to experience balance sheet contraction in the 2010 second quarter. Advances to member banks declined to $85.3 billion at June 30, 2010 from $88.9 billion at March 31, 2010 and $94.3 billion at December 31, 2009, compared to a peak of approximately $109.1 billion in 2008. The decline has occurred as member banks have taken advantage of improved availability of alternate funding sources such as deposits and senior unsecured borrowings in a more liquid market. Member demand for borrowed advances have also declined as loan demand from members’ customers may have stayed lukewarm due to nationally weak economic conditions.
At June 30, 2010, the FHLBNY’s Total assets were $105.2 billion, a decrease of 8.1%, or $9.3 billion from December 31, 2009. The Bank’s balance sheet management strategy has been to keep balance sheet growth or decline in line with the changes in member demand for advances, which declined 9.6%.
The FHLBNY’s investment strategy continues to be restrained, and were limited to investments in mortgage-backed securities (“MBS”) issued by GSEs and U.S. government agencies. Acquisitions even in such securities have been made when they justified the Bank’s risk-reward preferences. No MBS acquisitions were made to the held-to-maturity (“HTM”) securities portfolio in 2010. Floating-rate GSE and U.S. government issued MBS were acquired for the Bank’s available-for-sale (“AFS”) portfolio in this period that kept acquisitions ahead of paydowns. Market pricing of GSE issued MBS improved at June 30, 2010 as liquidity appeared to return to the market place, and substantially all of MBS in the AFS portfolio were in net unrealized fair value gain positions. Fair values of the Bank’s private-label securities continue to be depressed as market conditions for such securities remained uncertain. For more information about fair values of AFS and HTM securities, see Note 17 to the unaudited financial statements in this report.

At June 30, 2010, balance sheet leverage was 20.0 times shareholders’ equity, almost unchanged from 20.4 times capital at December 31, 2009. The Bank’s balance sheet management strategy is to keep the balance sheet change in line with the changes in member demand for advances, although from time-to-time the Bank may maintain excess liquid investments to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally, growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged. Under existing capital management practices, members are required to purchase capital stock to support their borrowings from the Bank, and when capital stock is in excess of the amount that is required to support advance borrowings, the Bank redeems the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remains relatively unchanged. As capital increases or declines in line with higher or lower volumes of advances, the Bank may also adjust its assets by increasing or decreasing holdings of short-term investments in certificates of deposit, and, to some extent, its positions in Federal funds sold, which it inventories to accommodate unexpected member needs for liquidity.
In the 2010 second quarter as in the same period in 2009, the primary source of funds for the FHLBNY continued to be from issuance of consolidated obligation bonds and discount notes. Discount notes are consolidated obligations with maturities up to one year, and consolidated bonds have maturities of one year or longer. The mix between the use of discount notes and bonds has fluctuated during the 2010 first two quarters and through 2009, partly because of fluctuations in the market pricing of discount notes relative to the pricing of fixed-rate bonds with similar maturities, and partly because of the price attractiveness of short-term callable and non-callable bonds that could be swapped back to 3-month LIBOR rates, as an alternative to discount notes. In the 2010 first quarter, the Bank decreased its issuances of discount notes mainly because of unfavorable pricing relative to alternative funding, primarily short-term callable bonds. On an option adjusted basis the effective duration of such callable bonds was shorter than its contractual maturities and achieved the Bank’s asset/liability management profile. In the second quarter, discount note pricing became favorable and the Bank increased its usage of discount notes, which replaced maturing/called bonds.
Advances
The FHLBNY’s primary business is making collateralized loans, known as “advances”, to members.
Reported book value of advances was $85.3 billion at June 30, 2010, compared to $94.3 billion at December 31, 2009. Advance book value included fair value basis adjustments of $4.7 billion at June 30, 2010, up from $3.6 billion at December 31, 2009. Fair value basis adjustments of hedged advances are recorded under the hedge accounting provisions. When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction.
Par amounts of advances outstanding have been steadily declining through the four quarters in 2009 and that trend has continued through the 2010 second quarter.
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
Advances — Product Types
The following table summarizes par values of advances by product type (dollars in thousands):
Table 16: Advances by Product Type

	June 30, 2010		December 31, 2009
		Percentage		Percentage
	Amounts	of total	Amounts	of total

Adjustable Rate Credit — ARCs	$10,123,500	12.57%	$14,100,850	15.54%
Fixed Rate Advances	67,182,081	83.39	71,943,468	79.29
Short-Term Advances	1,031,900	1.28	2,173,321	2.39
Mortgage Matched Advances	578,013	0.72	606,883	0.67
Overnight Line of Credit (OLOC) Advances	666,211	0.83	926,517	1.02
All other categories	978,735	1.21	986,661	1.09

Total par value	80,560,440	100.00%	90,737,700	100.00%

Discount on AHP Advances	(230)		(260)
Hedging adjustments	4,725,667		3,611,311

Total	$85,285,877		$94,348,751

Member demand for advance products
Fixed-rate advances and Adjustable-rate advances (“ARCs”) have been the more significant products that have declined in 2010 relative to the balances at December 31, 2009.
Adjustable Rate Advances (“ARC Advances”) — ARC advances have declined steadily through 2009 and that trend has continued through the 2010 second quarter, as demand has remained weak. Generally, the FHLBNY’s larger members have been the more significant borrowers of ARCs.
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
Fixed-rate Advances — Fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.
Member demand for fixed-rate advances had been trending down over several quarters and appear to have reversed in the 2010 second quarter, with a modest increase over the previous quarter this year. Members remain uncertain about locking into long-term advances perhaps because of unfavorable pricing of longer-term advances, or an uncertain outlook over the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for fixed-rate loans.
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
Member demand for the competitively priced putable advances had remained steady through the third quarter in 2009, contracted somewhat in the fourth quarter of 2009, and declined steadily through the 2010 second quarter as maturing putable advances were either not replaced, or replaced by bullet advance (without the put feature). Putable advances stood at $37.4 billion at June 30, 2010, compared to $38.6 billion at March 31, 2010, and $41.4 billion at December 31, 2009.
Short-term Advances — Demand for Short-term fixed-rate advances has remained very weak in the 2010 two quarters, a continuing trend from 2009. Borrowed amounts stood at $1.0 billion at June 30, 2010, down from $2.2 billion at December 31, 2009. By way of contrast, the outstanding balance was $7.8 billion at December 31, 2008.
Overnight Line of Credit (“Overnight Advances”) — Overnight borrowings also remained lackluster in 2010, a continuation of the trend seen in 2009. Member demand for the overnight Advances may also reflect the seasonal needs of certain member banks for their short-term liquidity requirements. Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.
The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs. Overnight Advances mature on the next business day, at which time the advance is repaid.
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
Five members were acquired by a non-member financial institution thus far in 2010. The former members are not considered to have a significant borrowing potential.

Early Prepayment of Advances
Early prepayment initiated by members and former members is another important factor that impacts advances to members. The FHLBNY charges a member a prepayment fee when the member prepays certain advances before the original maturity. Member initiated prepayments in the 2010 second quarter was $2.3 billion (par amounts of advances) and only $0.2 billion in the first quarter. In the prior year two quarters, members prepaid $3.1 billion. Prepayment fees recorded to Interest income were $5.3 million in the 2010 second quarter, and $6.0 million on a year-to-date basis. Prepayment fees were $1.9 million in the prior year second quarter and $21.0 million on a year-to-date basis. For advances that are prepaid and hedged under hedge accounting rules, the FHLBNY generally terminates the hedging relationship upon prepayment and adjusts the prepayment fees received for the associated fair value basis of the hedged prepaid advance.
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
At June 30, 2010, $63.0 billion of interest rate swaps hedged fixed-rate advances, compared to $66.0 billion at December 31, 2009. Except for an insignificant notional amount of derivatives that were designated as economic hedges of advances, the swaps were in a qualifying hedging relationship under the accounting standards for derivatives and hedging. Decline in the use of derivatives was consistent with the contraction of fixed-rate advances, which the FHLBNY typically hedges to convert fixed-rate cash flows to LIBOR-indexed cash flows through the use of interest rate swaps.
The largest component of interest rate swaps hedging advances at June 30, 2010 and December 31, 2009 was comprised of cancellable swaps that hedged almost all of the $37.4 billion and $41.4 billion in putable advances at those dates. Typically, the Bank hedges almost all putable advances with a cancellable interest rate swap. The put option in the advance is owned by the FHLBNY and mirrors the cancellable swap option terms owned by the swap counterparty. The Bank’s putable advance contains a put option purchased by the Bank from the member. Under the terms of the put option, the Bank has the right to terminate the advance at agreed upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then prevailing market rates and at the then existing terms and conditions. Non-cancellable swaps were $27.0 billion at June 30, 2010, compared to $26.0 billion at December 31, 2009.

Fair value basis adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the Statements of Condition were associated with hedging activities under the hedge accounting provisions. Advances designated at inception as economic hedges do not have any basis adjustments, and were insignificant. The reported carrying values of advances at June 30, 2010 included net unrealized fair value basis gains of $4.7 billion up from $3.6 billion at December 31, 2009. Fair value gains were consistent with the downward sloping forward yield curve at June 30, 2010 and December 31, 2009 that were projecting forward rates below the contractual coupons of hedged fixed-rate advances. Hedged-fixed rate advances had been issued in prior periods at the then prevailing higher interest-rate environment, and since hedged advances are typically fixed-rate, in a lower interest rate environment relative to the coupons of the advances, fixed-rate advances will exhibit net unrealized fair value basis gains.
Unrealized gains from fair value basis adjustments to advances were almost entirely offset by net fair value unrealized losses of the derivatives associated with the fair value hedges of advances, thereby achieving the Bank’s hedging objectives of mitigating fair value basis risk.
The fair value basis of hedged advances were gains of $4.7 billion from $62.9 billion of interest rate swaps that qualified under hedge accounting rules at June 30, 2010. At December 31, 2009, the fair value basis gains were $3.6 billion and the notional amounts of swaps in hedge qualifying relationships were $66.0 billion. The increase in net fair value basis adjustments of hedged Advances was primarily caused by the flattening of forward interest rates at June 30, 2010, relative to December 31, 2009, with the 5-year and 7-year forward rates well below the same yields projected at December 31, 2009. At June 30, 2010, the yield curve was forecasting 1.80% and 2.44% on the 5-year and 7-year swap curves, compared to 2.68% and 3.38% at December 31, 2009. Fair values of hedged fixed-rate advances typically gain value when interest rates decline.
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
The FHLBNY’s practice is not to lend unsecured funds to members, including overnight Federal funds and certificates of deposit. The FHLBNY does not preclude or specifically seek out investments any differently than it would in the normal course of acquiring securities for investments, unless it is prohibited by existing regulations. Unsecured lending to members is not prohibited by Finance Agency regulations or Board of Directors’ policy. The FHLBNY is prohibited from purchasing a consolidated obligation issued directly by another FHLBank, but may acquire consolidated obligations for investment in the secondary market after the bond settles. There were no investments in consolidated obligations by the FHLBNY at June 30, 2010 or December 31, 2009.
On March 24, 2008, the Board of Directors of the Federal Housing Finance Board, predecessor to the Finance Agency adopted Resolution 2008-08, which temporarily expanded the authority of a FHLBank to purchase mortgage-backed securities (“MBS”) under certain conditions. The resolution allowed a FHLBank to increase its investments in MBS issued by Fannie Mae and Freddie Mac by an amount equal to three times its capital, which is to be calculated in addition to the existing limit. The expanded authority permitted MBS investments to be as much as 600 percent of the FHLBNY’s capital. The FHLBNY has not exercised the expanded authority provided under the temporary regulations to purchase MBS issued by Fannie Mae and Freddie Mac. The expanded authority expired in March 2010.

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments) between June 30, 2010 and December 31, 2009. Amounts are after writing down (at the time of credit related OTTI) held-to-maturity impaired securities to fair values. No securities classified as available-for-sale were OTTI (dollars in thousands):
Table 17: Investments by Categories

	June 30,	December 31,	Dollar	Percentage
	2010	2009	Variance	Variance

State and local housing finance agency obligations [1]	$741,683	$751,751	$(10,068)	(1.34)%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,902,465	2,240,564	661,901	29.54
Held-to-maturity securities, at carrying value	8,189,391	9,767,531	(1,578,140)	(16.16)

Total securities	11,833,539	12,759,846	(926,307)	(7.26)

Grantor trusts [2]	11,967	12,589	(622)	(4.94)
Federal funds sold	3,125,000	3,450,000	(325,000)	(9.42)

Total investments	$14,970,506	$16,222,435	$(1,251,929)	(7.72)%

[1]	Classified as held-to-maturity securities, at carrying value.

[2]	Classified as available-for-sale securities, at fair value and represents investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts.
Long-term investments
At June 30, 2010 and December 31, 2009, investments with original long-term contractual maturities were comprised of mortgage- and asset-backed securities, and investment in securities issued by state and local housing agencies. These investments were classified as either held-to-maturity or available-for-sale securities in accordance with accounting standard on investments in debt and equity securities as amended by the guidance on recognition and presentation of other-than-temporary impairments. Several grantor trusts have been established and owned by the FHLBNY to fund current and potential future payments to retirees for supplemental pension plan obligations. The trust funds are invested in fixed-income and equity funds, which were classified as available-for-sale.
Mortgage-backed securities — By issuer
Issuer composition of held-to-maturity mortgage-backed securities was as follows (carrying values; dollars in thousands):
Table 18: Mortgage-Backed Securities — Held-to-Maturity by Issuer

	June 30,	Percentage	December 31,	Percentage
	2010	of total	2009	of total
U.S. government sponsored enterprise residential mortgage-backed securities	$6,872,632	83.92%	$8,482,139	86.84%
U.S. agency residential mortgage-backed securities	139,621	1.71	171,531	1.76
U.S. government sponsored enterprise commercial mortgage-backed securities	174,010	2.12	—	—
U.S. agency commercial mortgage-backed securities	49,151	0.60	49,526	0.51
Private-label issued securities backed by home equity loans	386,699	4.72	417,151	4.27
Private-label issued residential mortgage-backed securities	378,295	4.62	444,906	4.55
Private-label issued securities backed by manufactured housing loans	188,983	2.31	202,278	2.07

Total Held-to-maturity securities-mortgage-backed securities	$8,189,391	100.00%	$9,767,531	100.00%

Held-to-maturity mortgage- and asset-backed securities (“MBS”) — Government sponsored enterprise (“GSE”) and U.S. government agency issued MBS totaled $7.2 billion and $8.7 billion at June 30, 2010 and December 31, 2009. They represented 88.4% and 89.1% of total MBS classified as held-to-maturity (“HTM”) at those dates. Privately issued mortgage-backed securities made up the remaining 11.6% and 10.9% at June 30, 2010 and December 31, 2009. The Bank’s conservative purchasing practice over the years is evidenced by the high concentration of MBS issued by the GSEs.
Local and housing finance agency bonds — The FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) classified as held-to-maturity. Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing. No additions were made in the 2010 two quarters.

Available-for-sale securities — The FHLBNY classifies investments that it may sell before maturity as available-for-sale (“AFS”) and carries them at fair value. Fair value changes are recorded in AOCI until the security is sold or is anticipated to be sold. Composition of FHLBNY’s available-for-sale securities was as follows (dollars in thousands):
Table 19: Available-for-Sale Securities — Composition

	June 30,	Percentage	December 31,	Percentage
	2010	of total	2009	of total

Fannie Mae	$2,019,726	69.59%	$1,544,500	68.93%
Freddie Mac	882,739	30.41	696,064	31.07

Total AFS mortgage-backed securities	2,902,465	100.00%	2,240,564	100.00%

Grantor Trusts — Mutual funds	11,967		12,589

Total Available-for-sale portfolio	$2,914,432		$2,253,153

At June 30, 2010 and December 31, 2009, 100 percent of AFS portfolio of mortgage-backed securities was comprised of securities issued by Fannie Mae and Freddie Mac. The Bank acquired $1.3 billion of GSE issued, triple-A rated MBS in the 2010 first two quarters. The Bank also has grantor trusts designed to fund current and potential future payments to retirees for supplemental pension plan obligations. The trusts are invested in money market funds, fixed-income and equity funds, and are designated as available-for-sale.
For more information and analysis with respect to investment securities, see Investment Quality in the section captioned Asset Quality and Concentration — Advances, Investment securities, Mortgage loans, and Counterparty risks in this MD&A. Also, see Notes 4 and 5 to the unaudited financial statements in this report.
External rating information of the held-to-maturity portfolio was as follows. (Carrying values; in thousands):
Table 20: External Rating of the Held-to-Maturity Portfolio

	June 30, 2010
					Below
					Investment
	AAA-rated	AA-rated	A-rated	BBB-rated	Grade	Total

Long-term securities
Mortgage-backed securities	$7,649,051	$194,011	$138,789	$28,839	$178,701	$8,189,391
State and local housing finance agency obligations	71,859	593,759	19,845	56,220	—	741,683

Total Long-term securities	7,720,910	787,770	158,634	85,059	178,701	8,931,074

Short-term securities
Certificates of deposit	—	—	—	—	—	—

Total	$7,720,910	$787,770	$158,634	$85,059	$178,701	$8,931,074

	December 31, 2009
					Below
					Investment
	AAA-rated	AA-rated	A-rated	BBB-rated	Grade	Total

Long-term securities
Mortgage-backed securities	$9,205,018	$299,314	$65,921	$31,261	$166,017	$9,767,531
State and local housing finance agency obligations	72,992	601,109	21,430	56,220	—	751,751

Total Long-term securities	9,278,010	900,423	87,351	87,481	166,017	10,519,282

Short-term securities
Certificates of deposit	—	—	—	—	—	—

Total	$9,278,010	$900,423	$87,351	$87,481	$166,017	$10,519,282

External rating information of the available-for-sale portfolio was as follows (Carrying values of AFS investments are at fair values; in thousands):
Table 21: External Rating of the Available-for-Sale Portfolio

	June 30, 2010
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,902,465	$—	$—	$—	$—	$2,902,465
Other — Grantor trusts	—	—	—	—	11,967	11,967

Total	$2,902,465	$—	$—	$—	$11,967	$2,914,432

	December 31, 2009
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,240,564	$—	$—	$—	$—	$2,240,564
Other — Grantor trusts	—	—	—	—	12,589	12,589

Total	$2,240,564	$—	$—	$—	$12,589	$2,253,153

Weighted average rates — Mortgage-backed securities
The following table summarizes weighted average rates and amounts by contractual maturities. A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change with changes in the indexed LIBOR rate (dollars in thousands):
Table 22: Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	June 30, 2010		December 31, 2009
	Amortized	Weighted	Amortized	Weighted
	Cost	Average rate	Cost	Average rate
Mortgage-backed securities
Due in one year or less	$—	—%	—	—%
Due after one year through five years	2,128	6.25	2,663	6.25
Due after five years through ten years	1,197,059	4.69	1,140,153	4.78
Due after ten years	9,972,724	3.02	10,977,950	3.21

Total mortgage-backed securities	$11,171,911	3.20%	$12,120,766	3.36%

Credit Impairment analysis (Other-than-temporary Impairment — OTTI)
Management evaluates its investments for OTTI on a quarterly basis, under amended OTTI guidance issued in the prior year first quarter by the Financial Accounting Standards Board (“FASB”). This amended OTTI guidance, which the FHLBNY early adopted in the 2009 first quarter, results in only the credit portion of OTTI securities being recognized in earnings. The non-credit portion of OTTI, which represent fair value losses of OTTI securities is recognized in AOCI. Prior to the adoption of the amended guidance, if an impairment was determined to be other-than-temporary, the impairment loss recognized in earnings was equal to the entire difference between the security’s amortized cost basis and its fair value. The FHLBNY had not determined any security as impaired prior to 2009. Beginning with the quarter ended September 30, 2009, at each subsequent quarter, the FHLBNY performed its OTTI analysis by cash flow testing 100 percent of it private-label MBS. At December 31, 2008, and at the two interim quarters ended June 30, 2009, the FHLBNY’s methodology was to analyze all of its private-label MBS to isolate securities that were considered to be at risk of OTTI and to perform cash flow analysis on securities at risk of OTTI.
In the 2010 second quarter, the FHLBNY identified credit impairment on four HTM private-label MBS. Cash flow assessments of the expected credit performance of the five securities resulted in the recognition of $1.3 million as other-than-temporary impairment (“OTTI”) and was a charge to earnings. All four securities had been previously determined to be OTTI, and the additional impairment (re-impairment) in the 2010 second quarter was due to further deterioration in the credit default rates of the four securities. The non-credit portion of OTTI recorded in AOCI was not significant. In the prior year second quarter, the Bank’s cash flow impairment analysis resulted in credit related OTTI of $5.3 million. The non-credit portion of OTTI recorded in AOCI was $67.5 million.
On a year-to-date basis in 2010, cumulative credit impairment charged to income was $4.7 million. Non-credit OTTI was not significant. In the same period in the prior year, cumulative credit impairment was $10.6 million and non-credit OTTI was $77.4 million.
Of the four MBS credit impaired securities in the 2010 second quarter, three securities are insured by bond insurer Ambac, and one by MBIA. The Bank’s analysis of Ambac concluded that the bond insurer could not be relied upon to make whole future credit losses due to projected collateral shortfalls of the impaired securities. Analysis of MBIA concluded that insurance support could be relied upon for shortfalls up until June 30, 2011, beyond which date MBIA’s financial resources would be such that insurance protection could not be relied upon.
Based on detailed cash flow credit analysis on a security level at June 30, 2010, the Bank has concluded the gross unrealized losses for the remainder of Bank’s investment securities (other than the four securities credit impaired at June 30, 2010) were primarily caused by interest rate changes, credit spread widening and reduced liquidity, and the securities were temporarily impaired as defined under the new guidance for recognition and presentation of other-than-temporary impairment.
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

As of June 30, 2010, four vendor prices were received for substantially all of the FHLBNY’s MBS holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supported the FHLBNY’s conclusion that the final computed prices were reasonable estimates of fair value. While the FHLBNY adopted this common methodology, the fair values of mortgage-backed investment securities are still estimated by FHLBNY’s management which remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.
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
The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 of the fair value hierarchy because of the current lack of significant market activity so that the inputs may not be market based and observable. At June 30, 2010 and December 31, 2009, all private-label mortgage-backed securities were classified as held-to-maturity and were recorded in the balance sheet at their carrying values. Carrying value of a security is the same as its amortized cost, unless the security is determined to be OTTI. In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.
Prior to the adoption of the new pricing methodology in the prior year third quarter, the Bank used a similar process that utilized three third-party vendors and similar variance thresholds. This change in pricing methodology did not have a significant impact on the Bank’s estimated fair values of its mortgage-backed securities.
For a comparison of carrying values and fair values of mortgage-backed securities, see Notes 4 and 5 to the unaudited financial statements in this report.
In the Statement of Condition at June 30, 2010, the carrying values of certain of the held-to-maturity securities determined to be OTTI were written down to $11.3 million, their fair values, which were classified as Level 3 financial instruments within the fair value hierarchy. This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the impaired securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities.
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
Short-term investments
The FHLBNY typically maintains substantial investments in high quality, short- and intermediate-term financial instruments, such as certificates of deposit as well as overnight and term Federal funds sold to highly rated financial institutions. These investments provide the liquidity necessary to meet members’ credit needs. Short-term investments also provide a flexible means of implementing the asset/liability management decisions to increase liquidity. The Bank invests in certificates of deposit with maturities not exceeding 270 days and issued by major financial institutions. Certificates of deposit are recorded at amortized cost basis and designated as held-to maturity investment. No certificates of deposit were outstanding at June 30, 2010 or December 31, 2009.
Federal funds sold — Historically, the FHLBNY has been a provider of Federal funds to its members, allowing the FHLBNY to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands. At June 30, 2010 and December 31, 2009, Federal funds sold totaled $3.1 billion and $3.5 billion.
Cash collateral pledged — Cash deposited by the FHLBNY as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition. The FHLBNY generally executes derivatives with major banks and broker-dealers and typically enters into bilateral collateral agreements. When the FHLBNY’s derivatives are in a net unrealized loss position, as a liability from the FHLBNY’s perspective, counterparties are exposed and the FHLBNY would be called upon to pledge cash collateral to mitigate the counterparties’ credit exposure. Collateral agreements include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed upon thresholds. At June 30, 2010 and December 31, 2009, the Bank had deposited $3.1 billion and $2.2 billion in interest-earning cash as pledged collateral to derivative counterparties. Typically, such cash deposit pledges earn interest at the overnight Federal funds rate.

Mortgage Loans held-for-portfolio
At June 30, 2010 and December 31, 2009, the portfolio of mortgage loans was comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”) and Community Mortgage Asset loans (“CMA”). More details about the MPF program can be found in Mortgage Partnership Finance Program under the caption Acquired Member Assets Program in this MD&A. In the CMA program, the FHLBNY holds participation interests in residential and community development mortgage loans. Acquisition of participations under the CMA program was suspended indefinitely in November 2001 and the loans are being paid down under their contractual terms.
MPF Program — Paydowns slightly outpaced acquisitions at June 30, 2010. The FHLBNY does not expect the MPF loans to increase substantially, and the Bank provides this product to its members as another alternative for them to sell their mortgage production.
CMA Program — The amortized cost basis of loans in the CMA program, which has not been active since 2001, has been declining steadily over time, and were not material.
Mortgage loans by loan type
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):
Table 23: Mortgage Loans by Loan Type

	June 30, 2010		December 31, 2009
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Real Estate:
Fixed medium-term single-family mortgages	$356,003	27.72%	$388,072	29.43%
Fixed long-term single-family mortgages	924,311	71.98	926,856	70.27
Multi-family mortgages	3,857	0.30	3,908	0.30

Total par value	1,284,171	100.00%	1,318,836	100.00%

Unamortized premiums	9,344		9,095
Unamortized discounts	(4,990)		(5,425)
Basis adjustment [1]	(93)		(461)

Total mortgage loans held-for-portfolio	1,288,432		1,322,045
Allowance for credit losses	(5,392)		(4,498)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,283,040		$1,317,547

[1]	Represents fair value basis of open and closed delivery commitments.
Deposit Liabilities
Deposit liabilities comprised of member deposits and, from time-to-time, may also include unsecured overnight borrowings from other FHLBanks.
Member deposits — The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Deposits at June 30, 2010 stood at $4.8 billion, an increase of $2.2 billion from the balance at December 31, 2009, primarily due to deposits placed by a U.S. government agency in the 2010 first quarter. The Bank may accept deposits from governmental and semi-governmental institutions in addition to member deposit. Fluctuations in member deposits have little impact on the Bank and are not a significant source of liquidity for the Bank.
Borrowings from other FHLBanks — The Bank borrows from other FHLBanks, generally for a period of one day and at market terms. There were no borrowings in the 2010 two quarters.
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
The FHLBanks also issue global consolidated obligations-bonds. Effective in January 2009, a debt issuance process was implemented by the FHLBanks and the Office of Finance to provide a scheduled monthly issuance of global bullet consolidated obligation bonds. As part of this process, management from each of the FHLBanks will determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s capital to total system capital. If the FHLBanks’ commitments exceed the minimum debt issue size, the proceeds are allocated based on relative capital of the FHLBanks’ with the allocation limited to the lesser of the allocation amount or actual commitment amount. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. The FHLBanks can, however, pass on any scheduled calendar slot and not issue any global bullet consolidated obligation bonds upon agreement of eight of the 12 FHLBanks.
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
Highlights — Debt issuance and funding management
The FHLBNY’s consolidated obligations outstanding had contracted at March 31,2010 by $12.6 billion from December 31, 2009 to $92.2 billion, in part due to the contraction of the Bank’s advance business, and in part due to reduction in overall funding requirements and availability of large institutional demand deposit. In the second quarter, issuance increased and balances outstanding increased somewhat to $93.7 billion despite the contraction of the balance sheet in part because of the partial withdrawal of the institutional demand deposit in the 2010 second quarter, and in part because of management’s decision to increase balance sheet liquidity at June 30, 2010.

The primary source of funds for the FHLBNY continued to be through issuance of consolidated bonds and discount notes. Reported amounts of consolidated obligations outstanding, comprising of bonds and discount notes, at June 30, 2010 and December 31, 2009, were $93.7 billion and $104.8 billion, and funded 89.1% and 91.6% of Total assets at those dates. These financing ratios have remained substantially unchanged over the years at around 90 percent, indicative of the stable funding strategy pursued by the FHLBNY. Fixed-rate non-callable debt remains the largest component of consolidated obligation debt at June 30, 2010. In the 2010 first quarter, in response to market conditions for FHLBank debt, the FHLBNY shifted its funding strategy, reducing its issuance of discount notes while increasing the utilization of callable debt. In the second quarter, as market pricing of discount notes became relatively more attractive, the FHLBNY increased issuance of discount notes to replace callable bonds that had been called or had naturally matured.
Market trends for FHLBank debt — The cost of long-term debt issuance has continued to be under pressure through the 2010 second quarter. While in 2009, key investors from Asia had reduced acquisitions of FHLBank debt and limited their participation in debt issuances, in 2010, there is now encouraging signs of the return of central banks from Asia to FHLBank debt issuances and increased participation in the debt offerings. In 2010, central banks in the Americas have also been strong buyers of “Global” FHLBank bonds over the last few months in the 2010 second quarter.
FHLBank consolidated obligation bonds — Several government support programs, including the Federal Reserve’s Agency debt program, expired during the 2010 first quarter. With the absence of Fed purchasing GSE debt, spreads had deteriorated, with March 2010 witnessing the lowest weighted-average monthly bond pricing spreads since February 2009. At the same time, compression of swapped funding levels of FHLBank consolidated bonds to LIBOR had effectively driven up the cost of funding for the FHLBank debt, as much of FHLBank fixed-rate debt is swapped back to LIBOR. Since the 2010 first quarter, several changes in the debt market appear to bode well for the FHLBank debt.
First, the 3-month LIBOR index has risen from around 25 basis points at March 31, 2010 to 53 basis points at June 30, 2010 and has remained close to that trading level during May and June of 2010. This has brought some relief to the FHLBank bond spreads to LIBOR. Second, a decline in the availability of competing GSE issued debt in the 2010 second quarter has also helped to improve funding costs of FHLBank debt. Lastly, the credit concerns in Europe has heightened credit risk about sovereign debt and inter-bank lending, resulting in a flight to quality to FHLBank short-term debt.
By the close of the 2010 second quarter, debt costs had improved for almost all short-term FHLBank debt. Cost of bullet bonds (non-callable, non-amortizing) were more favorable for all maturities with the exception of longer-term maturities. Investor demand has been particularly strong for bullets with maturities of less than 15 months. Cost of callable bonds improved on a swapped out basis to 3-month LIBOR in parallel with the 3-month LIBOR rising to 53 basis points. Cost of callable step-up bonds has also improved and investor interest has been warm as the structure can be used as an effective hedge by investors in a rising rate environment. Some investors also see opportunities assuming the step-up callable bond will be called on the first call date and benefit from the higher yield on the step-up bond relative to alternative short-term investment. Investor demand for floating-rate FHLBank bonds was weak and volume was down.
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
FHLBank consolidated obligation discount notes — In 2009, the money market funds and other domestic fund had become key drivers of the increased demand for FHLBank discount notes. That changed in the 2010 first quarter as money market funds were experiencing a steady outflow of funds, limiting additional demand for discount notes longer than 2-months. With credit markets returning to normalcy in 2010, money market fund balances had been in decline, and resulted in lower volumes of issuances of discount notes in the 2010 first quarter. However, relief was in sight for the FHLBank discount notes with the amendments to SEC’s Rule 2a-7.
The money market funds’ implementation of SEC’s revised Rule 2a-7 was in progress during the 2010 second quarter. Amendment to Rule 2a-7, effective May 28, 2010, tightened the credit restrictions on money market funds, who are now required to purchase a greater percentage of first tier securities. Maturity limit as defined by weighted average maturity has been shortened from 90 days to 60 days. This has benefited FHLBank issued discount notes due to the triple A rating ascribed to the debt. The FHLBank discount notes has also benefited as money market funds have actively purchased discount notes to 60 days, since these maturities are categorized as weekly liquid assets under the revised Rule 2a-7. The combination of the liquidity and maturity requirements coupled with limits on second tier securities, have favorably impacted pricing levels in the short end of the FHLBank discount note curve. Pricing along the longer end of the discount note curve has also improved. Investors have sought out the high credit quality of FHLBank discount notes because of heightened inter-bank counterparty credit risk in light of European sovereign concerns. The cost of discount notes in June 2010 was lower for the length of the discount note curve, relative to equivalent term LIBOR, a key benchmark for the FHLBanks.

Consolidated obligation bonds
The following summarizes types of bonds issued and outstanding (dollars in thousands):
Table 24: Consolidated Obligation Bonds by Type

	June 30, 2010		December 31, 2009
		Percentage of		Percentage of
	Amount	Total	Amount	Total

Fixed-rate, non-callable	$42,226,575	64.67%	$48,647,625	66.31%
Fixed-rate, callable	9,509,800	14.56	8,374,800	11.42
Step Up, non-callable	—	—	53,000	0.07
Step Up, callable	2,736,000	4.19	3,305,000	4.51
Single-index floating rate	10,828,000	16.58	12,977,500	17.69

Total par value	65,300,375	100.00%	73,357,925	100.00%

Bond premiums	109,589		112,866
Bond discounts	(30,883)		(33,852)
Fair value basis adjustments	853,017		572,537
Fair value basis adjustments on terminated hedges	1,503		2,761
Fair value option valuation adjustments and accrued interest	13,246		(4,259)

Total bonds	$66,246,847		$74,007,978

Tactical changes in the funding mix
In the 2010 first two quarters, the FHLBNY issued fixed-rate and floating-rate bonds, and discount notes in a mix of issuances to achieve its asset/liability management goals and be responsive to the changing market dynamics. The issuance of bonds has been the primary financing vehicle for the Bank, although the use of term and overnight discount notes remain vital sources of funding because of the ease of issuance of discount notes as a flexible funding tool for day-to-day operations.
2010 First quarter — As investor demand in the 2010 first quarter shifted away from discount notes to callable debt, the FHLBNY had also been opportunistic in pursuing the debt structure most in demand at a reasonable price consistent with the Bank’s asset/liability match. The Bank shifted its funding mix between bonds and discount notes, reducing its issuance of discount notes. The money-market sector, which had become a significant investor segment for FHLBank discount notes during much of the credit crisis, was seeking short-term investments that offered a higher rate of return. As a result, discount note pricing was adversely impacted, spreads to LIBOR narrowed, and as a funding tool, discount notes were no longer as attractive as they had been in the prior year.
In the 2010 first quarter, spread deterioration was not just isolated to FHLBank discounts notes but across to short-callable bonds as well, although not as significantly. Since December 31, 2009, the weighted-average bond funding costs deteriorated relative 3-month LIBOR and resulted in increased funding costs on debt swapped to 3-month LIBOR. While short-term callable bond spreads to LIBOR also worsened, the spread compression had been relatively small compared to other FHLBank debt structures. Callable bonds became an attractive funding alternative in the 2010 first quarter. Investor demand for short and medium-term callable bonds with call lock-outs of 1-year or less were encouraging and the FHLBNY increased issuance of callable bonds. These structures tended to fill in as a substitute for discount notes. Swapped short-lockout callable bonds offered effective durations that could be as short as a term discount note. In a steepening interest rate environment, the swap counterparty was likely exercise its rights to terminate the swap at the first exercise opportunity, and the FHLBNY would also exercise its right and terminate the debt.
2010 Second quarter — Discount notes made a come-back with increased investor demand for the 60-day maturity notes as a result of the amendment to SEC’s Rule 2a-7 that impacted the money market industry, and resulted in improved pricing for FHLBank discount notes. Cost of funding on the long-end of the discount note curve also improved as investors shifted from bank certificates of deposit and other form of debt to higher quality FHLBank debt because of sovereign and increased counterparty risk concerns in Europe. In response, the FHLBNY increased issuance of discount notes in June 2010, replacing significant amounts of called and maturing bonds with new issuances of discount notes.
The principal tactical funding strategy changes employed in executing issuances of debt are outlined below:
•	Discount notes — Discount notes outstanding at June 30, 2010 stood at $27.5 billion, up from $19.8 billion at March 31, 2010, compared to $30.8 billion at December 31, 2009. On year-to-date basis, discount notes averaged $23.4 billion for the 2010 first two quarters, significantly below the 2009 average of $41.5 billion.
The FHLBNY has stopped the issuance of overnight discount notes, in part because of shortage of a ready source of a risk-free overnight asset to fund profitably, in part as a result of worsening pricing of overnight discount note, and in part because the FHLBNY has determined that term discount notes would better match its regulatory liquidity profile.
•	Floating rate bonds — Floating-rate bonds have declined steadily through the four quarters in 2009 and in the 2010 first two quarter. Generally, maturing bonds were not replaced because of marketplace perception of a pricing advantage of comparable GSE issued LIBOR-indexed floaters. FHLBank floating-rate bonds outstanding at June 30, 2010 totaled $10.8 billion, consisting primarily of LIBOR-indexed bonds, and also included $4.5 billion of bonds indexed to the Prime and the Federal funds effective rates. By executing interest rate swaps concurrently with the issuances of the floating-rate bonds and swapping the non 3-month LIBOR indices for 3-month LIBOR, the Bank effectively created variable funding that was indexed to 3-month LIBOR.

•	Non-callable bonds — Non-callable bonds remained the primary funding vehicle for the FHLBNY in the 2010 first two quarters. Issuances of non-callable debt are predicated partly on pricing of such debt and investor demand, and partly on the need to achieve asset/liability management goals. The Bank has made a strong effort to issue fixed-rate longer-term debt and lock-in the relative low rates in the current interest-rate environment. This has been a challenge as investor appetite for term debt has continued to be lukewarm, given investor preference for discount notes, short-term bullets and short lock-out callable debt.
•	Callable-bonds — In the 2010 first two quarters, investors were receptive to the FHLBank short-term callable bonds as an alternative to comparable debt available in the capital markets, and execution pricing fared relatively better even under deteriorating pricing conditions for other types of bond structures. Fixed-rate callable bonds with maturities up to 15 months and a short lockout call option have been the more popular FHLBank bond structure. Responding to investor preference, the FHLBNY issued short lockout callables, with call dates as short as 3 months from issue date. Such debt structures offer an alternative at an attractive pricing to similar maturity discount notes. FHLBank longer-term fixed-rate callable-bonds have not been an attractive investment asset for investors over the last several years, and have continued to be under price pressure.
With a callable bond, the Bank purchases a call option from the investor and the option allows the Bank to terminate the bond at predetermined call dates at par. When the Bank purchases the call option from investors, it typically lowers the cost to the investor, who has traditionally been receptive to callable-bond yields offered by the FHLBNY.
Debt extinguishment — No debt was transferred to another FHLBank in the 2010 first two quarters and the same periods in 2009.
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

Fair value basis and valuation adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged bonds. The Bank recorded net unrealized fair value basis losses of $0.9 billion and $0.6 billion as part of the carrying values of consolidated obligation bonds in the Statements of Condition at June 30, 2010 and December 31, 2009. Carrying values of bonds designated under the fair value option are also adjusted for valuation adjustments to recognize changes in the full fair value of the bonds elected. At June 30, 2010, the fair value basis recorded was in an unrealized loss position of $13.2 million. At December 31, 2009, the fair value basis was in an unrealized gain position of $4.3 million.
Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.
Hedge volume — As of June 30, 2010 and December 31, 2009, the Bank had hedged fixed-rate consolidated bonds with interest rate swaps. Notional amounts of swaps outstanding were $31.8 billion at June 30, 2010 ($26.0 billion non-callable; $5.8 billion callable), slightly lower than $32.9 billion at December 31, 2009 ($26.1 billion non-callable; $6.8 billion callable). The swaps hedged the fair value risk from changes in the benchmark rate, and were in hedge relationships that qualified under derivatives and hedge accounting rules. These hedges effectively converted the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR. The Bank’s callable bonds contain a call option purchased by the Bank from the investor. Generally, the call option terms mirror the call option terms embedded in a cancellable swap. Under the terms of the call option, the Bank has the right to terminate the bond at agreed upon dates, and the swap counterparty has the right to cancel the swap.
At June 30, 2010 and December 31, 2009, outstanding par value of consolidated obligation bonds elected under the FVO was $9.8 billion and $6.0 billion. These bonds were also hedged by interest rate swaps designated as economic hedges, as discussed below.
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
Principal economic hedges are summarized below. At June 30, 2010 and December 31, 2009, outstanding notional amounts of swaps designated as economic hedges of consolidated obligation bonds were $21.3 billion and $27.1 billion.
Floating-rate debt — At June 30, 2010 and at December 31, 2009, the FHLBNY had hedged $5.4 billion and $8.0 billion of floating-rate bonds that were indexed to interest rates other than 3-month LIBOR by entering into swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR.
Fixed-rate debt — At June 30, 2010 and December 31, 2009, the FHLBNY had hedged $6.0 billion and $13.1 billion of short-term fixed-rate debt.
FVO economic hedge — At June 30, 2010 and December 31, 2009, the FHLBNY had hedged $9.8 billion and $6.0 billion of short-term bonds designated under the FVO.
Impact of changes in interest rate to the balance sheet carrying values of hedged bonds — The carrying amounts of consolidated obligation bonds included fair value basis losses of $0.9 billion at June 30, 2010 and $0.6 billion at December 31, 2009. Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the two measurement dates, and the value and implied volatility of call options of callable bonds.
Unrealized fair value basis losses at June 30, 2010 and December 31, 2009 were consistent with the forward yield curves at those dates that were projecting forward rates below the fixed-rate coupons of hedge qualifying bonds and bonds designated under the FVO. Most of the hedged bonds had been issued in prior years at the then prevailing higher interest-rate environment. Since such bonds were typically fixed-rate, in a declining interest rate environment fixed-rate bonds exhibited unrealized fair value basis losses, which were recorded as part of the balance sheet carrying values of the hedged debt. In the Statements of Income, such unrealized losses from fair value basis adjustments on hedged bonds were almost entirely offset by net fair value unrealized gains from derivatives associated with the hedged bonds, thereby achieving the Bank’s hedging objectives of mitigating fair value basis risk.

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
In March 2010, the SEC published its final rule on money market fund reform, and the rule specifically included FHLBank discount notes with remaining maturities of 60 days or less in its definition of weekly liquid assets. The rule, which became fully effective on May 28, 2010 has helped maintain investor demand for shorter-term FHLBank discount notes as the rule also requires money market funds to purchase a greater percentage of first tier securities. Cost of funding on the long-end of the discount note curve also improved as investors shifted to higher quality FHLBank debt because of sovereign and increased counterparty risk concerns in Europe. In response, the FHLBNY increased its issuance of discount notes in June 2010, replacing significant amounts of called and maturing bonds with new issuances of discount notes.
The following summarizes discount notes issued and outstanding (dollars in thousands):
Table 25: Discount Notes Outstanding

	June 30, 2010	December 31, 2009

Par value	$27,489,667	$30,838,104

Amortized cost	$27,479,446	$30,827,639
Fair value option valuation adjustments	1,503	—

Total	$27,480,949	$30,827,639

Weighted average interest rate	0.19%	0.15%

In the 2010 first quarter, the Bank had shifted its funding mix between bonds and discount notes, reducing its issuance of discount notes. The money-market sector, which had become a significant investor segment for FHLBank discount notes during much of the credit crisis, was seeking short-term investments that offered a higher rate of return. Discount note pricing has been adversely impacted, and the spreads to LIBOR have narrowed, and as a funding tool, discount notes are no longer as attractive as they had been in 2009. With limited overnight investment choices to profitably fund using overnight discount notes, the Bank has curtailed the issuance of overnight discount notes. Because of all the factors outlined above, issuance volume of discount notes declined. In the 2010 first quarter, the Bank issued $27.2 billion of discount notes. In contrast, in the same period in 2009, the Bank issued $190.1 billion.
In the 2010 second quarter, demand for FHLBank discount notes was strong and pricing improved. In June 2010, the volume of bonds that were called or matured was significant and the FHLBNY replaced the bonds with discount notes. Discount notes outstanding at June 30, 2010 rose to $27.5 billion from $19.8 billion at March 31, 2010.
The efficiency of issuing discount notes is another factor in its use as a popular funding vehicle as discount notes can be issued any time and in a variety of amounts and maturities in contrast to other short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms.
As of June 30, 2010 and December 31, 2009, no discount notes were hedged under the accounting standards for derivatives and hedging. The Bank generally hedges discount notes in economic hedges to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to LIBOR. At June 30, 2010 and December 31, 2009, the Bank had $1.4 billion and $3.8 billion of notional amounts of interest rate swaps outstanding that were designated as economic hedges of discount notes to mitigate fair value risk due to changes in LIBOR. In addition, at June 30, 2010, $1.8 billion (principal amounts) of discount notes were designated under the FVO, and were hedged by interest rate swaps. There were no discount notes designated under the FVO at December 31, 2010.
Stockholders’ Capital and Mandatorily Redeemable Capital Stock
Capital Resources — Stockholders’ Capital
The FHLBanks, including FHLBNY, have a unique cooperative structure. To access FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in FHLBNY. The member’s stock requirement is based on the amount of mortgage-related assets on the member’s balance sheet and its use of FHLBNY advances, as prescribed by the FHLBank Act, which reflects the value of having ready access to FHLBNY as a reliable source of low-cost funds. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. The shares are not publicly traded. Also see Note 11 for information about Capital and Capital ratios.
At June 30, 2010 and December 31, 2009, total capital stock $100 par value, putable and issued and held by members was 46,795,000 shares compared to 50,590,000 shares. Members are required to purchase FHLBNY stock in proportion to the volume of advances borrowed. Decrease in capital stock is in line with the decrease in advances borrowed by members.

Stockholders’ Capital — Stockholders’ Capital comprised of capital stock, retained earnings and Accumulated other comprehensive income (loss) (“AOCI”) decreased by $356.4 million at June 30, 2010 from December 31, 2009 primarily because of decrease in capital stock. The principal components of AOCI are summarized in Note 13 to the unaudited financial statements accompanying this report. For more information about the Bank’s retained earnings policy, refer to the section Retained Earnings and Dividend in the Bank’s Form 10-K filed on March 25, 2010.
Capital stock — Capital stock, par value $100, was $4.7 billion at June 30, 2010, a decline of $379.4 million from December 31, 2009. The decline in capital stock was consistent with decreases in advances borrowed by members. Since members are required to purchase stock as a percentage of advances borrowed from the FHLBNY, a decline in advances will typically result in a decline in capital stock. In addition, under the Bank’s present practice, stock in excess of the amount necessary to support advance activity is redeemed daily by the FHLBNY. Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings under the provisions requiring members to purchase stock to support borrowings and its practice of redeeming excess capital stock.
Mandatorily Redeemable Capital Stock
The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Such capital is considered to be mandatorily redeemable and a liability under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income. Mandatorily redeemable capital stock at June 30, 2010 and December 31, 2009 represented stock held primarily by former members who were no longer members by virtue of being acquired by members of other FHLBanks. Under existing practice, such stock will be repurchased when the stock is no longer required to support outstanding transactions with the FHLBNY.
The FHLBNY reclassifies the stock subject to redemption from equity to liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership.
At June 30, 2010 and December 31, 2009, the amounts of mandatorily redeemable stock classified as a liability stood at $69.6 million and $126.3 million. Five members were acquired by a non-member financial institution thus far in 2010. Reduction in such stock reflects the fact that the FHLBNY redeemed stock held by former members when advances to the former members matured or were prepaid. There were no members acquired by non-members in the same period in 2009. Under existing practice, capital stock held by non-members is repurchased at maturity of the advances borrowed by former members. In accordance with Finance Agency regulations, former members and non-members cannot renew their advance borrowings at maturity. Such capital is considered to be a liability and mandatorily redeemable and subject to the provisions under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.
The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):
Table 26: Roll-Forward Mandatorily Redeemable Capital Stock

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Beginning balance	$105,192	$139,961	$126,294	$143,121
Capital stock subject to mandatory redemption reclassified from equity	28,856	—	30,266	—
Redemption of mandatorily redeemable capital stock [1]	(64,479)	(11,707)	(86,991)	(14,867)

Ending balance	$69,569	$128,254	$69,569	$128,254

Accrued interest payable	$1,035	$1,878	$1,035	$1,878

[1]	Redemption includes repayment of excess stock. (The annualized accrual rates were 4.25% for June 30, 2010 and 5.60% for June 30, 2009.)
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

The following table summarizes the principal derivatives hedging strategies as of June 30, 2010 and December 31, 2009:
Derivative Hedging Strategies

				December 31, 2009
			June 30, 2010 Notional	Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	Amount (in millions)	(in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$120	$123
Pay fixed, receive floating interest rate swap cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$36,040	$40,252
Pay fixed, receive floating interest rate swap no longer cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,913	$2,283
Pay fixed, receive floating interest rate swap non-cancelable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$23,964	$23,367
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$8	$390
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$6,075	$13,113
Receive fixed, pay floating interest rate swap cancelable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$5,861	$6,785
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$55	$108
Receive fixed, pay floating interest rate swap non-cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$25,882	$25,982
Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate non-callable	Economic Hedge of Fair Value Risk	$1,422	$3,784
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$4,528	$6,035
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$950	$1,950
Receive fixed, pay floating interest rate swap cancelable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$6,200	$5,690
Receive fixed, pay floating interest rate swap non-cancelable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$3,550	$350
Receive fixed, pay floating interest rate swap non-cancelable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$1,752	$—
Pay fixed, receive floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$—	$1,050
Receive fixed, pay floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$—	$1,050
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892	$1,892
Intermediary positions interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$430	$320
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
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):
Table 27: Derivatives Financial Instruments by Hedge Designation

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Derivatives in fair value hedging relationships	$94,714,369	$(3,892,427)	$98,776,447	$(3,056,718)
Derivatives not designated as hedging instruments	13,095,569	(5,387)	27,104,963	31,723
Derivatives matching designated under FVO	11,502,185	499	6,040,000	(2,632)
Interest rate caps/floors
Economic-fair value changes	1,900,000	38,211	2,282,000	71,494
Mortgage delivery commitments (MPF)
Economic-fair value changes	11,869	162	4,210	(39)
Other
Intermediation	430,000	507	320,000	352

Total	$121,653,992	$(3,858,435)	$134,527,620	$(2,955,820)

Total derivatives, excluding accrued interest		$(3,858,435)		$(2,955,820)
Cash collateral pledged to counterparties		3,066,516		2,237,028
Cash collateral received from counterparties		(3,600)		—
Accrued interest		(33,755)		(19,104)

Net derivative balance		$(829,274)		$(737,896)

Net derivative asset balance		$39,444		$8,280
Net derivative liability balance		(868,718)		(746,176)

Net derivative balance		$(829,274)		$(737,896)

Derivative Financial Instruments by Product
The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment. The categories of “Fair value,” “Commitment,” and “1Cash flow” hedges represented derivative transactions accounted for as hedges. The category of “Economic” hedges represented derivative transactions under hedge strategies that did not qualify for hedge accounting treatment but were an approved risk management strategy. 1 No cash flow hedges were outstanding at June 30, 2010 or December 31, 2009.
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):
Table 28: Derivative Financial Instruments by Product

	June 30, 2010		December 31, 2009
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Derivatives designated as hedging instruments
Advances-fair value hedges	$62,916,589	$(4,737,157)	$65,901,667	$(3,622,141)
Consolidated obligations-fair value hedges	31,797,780	844,730	32,874,780	565,423
Derivatives not designated as hedging instruments
Advances-economic hedges	128,137	(2,587)	513,089	(196)
Consolidated obligations-economic hedges	12,975,432	(2,800)	24,881,874	36,954
MPF loan-commitments	11,869	162	4,210	(39)
Balance sheet	1,892,000	38,211	1,892,000	71,494
Intermediary positions-economic hedges	430,000	507	320,000	352
Balance sheet-macro hedges swaps	—	—	2,100,000	(5,035)
Derivatives matching COs designated under FVO
Interest rate swaps-consolidated obligations-bonds	9,750,000	(275)	6,040,000	(2,632)
Interest rate swaps-consolidated obligations-discount notes	1,752,185	774	—	—

Total notional and fair value	$121,653,992	$(3,858,435)	$134,527,620	$(2,955,820)

Total derivatives, excluding accrued interest		$(3,858,435)		$(2,955,820)
Cash collateral pledged to counterparties		3,066,516		2,237,028
Cash collateral received from counterparties		(3,600)		—
Accrued interest		(33,755)		(19,104)

Net derivative balance		$(829,274)		$(737,896)

Net derivative asset balance		$39,444		$8,280
Net derivative liability balance		(868,718)		(746,176)

Net derivative balance		$(829,274)		$(737,896)

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
The following table sets forth five year history of the FHLBNY’s advances and mortgage loan portfolios as of June 30, 2010 and December 31, 2009 (in thousands):
Table 29: Advances and Mortgage Loan Portfolios

	June 30,	December 31,
	2010	2009	2008	2007	2006	2005

Advances	$85,285,877	$94,348,751	$109,152,876	$82,089,667	$59,012,394	$61,901,534

Mortgage loans before allowance for credit losses	$1,288,432	$1,322,045	$1,459,291	$1,492,261	$1,484,012	$1,467,525

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
The FHLBNY makes on-site review of borrowers in connection with the evaluation of the borrowers’ pledged mortgage collateral. This review involves a qualitative assessment of risk factors that includes an examination of legal documentation, credit underwriting, and loan-servicing practices on mortgage collateral. The FHLBNY has developed the on-site review process to more accurately value each borrower’s pledged mortgage portfolio based on current secondary-market standards. The results of the review may lead to adjustments in the estimated liquidation value of pledged collateral. The FHLBNY may also make additional market value adjustments to a borrower’s pledged mortgage collateral based on the quality and accuracy of the automated data provided to the FHLBNY. See Tables 30-32 for more information.
Credit Risk and Concentration Risk — Advances
While the FHLBNY has never experienced a credit loss on an advance, the expanded eligible collateral for Community Financial Institutions and non-member housing associates permitted, but not required, by the Finance Agency provides the potential for additional credit risk for the FHLBNY. It is the FHLBNY’s current policy not to accept “expanded” eligible collateral from Community Financial Institutions. The management of the FHLBNY has the policies and procedures in place to appropriately manage credit risk associated with the advance business. In extending credit to a member, the FHLBNY adheres to specific credit policy limits approved by its Board of Directors. The FHLBNY has not established limits for the concentrations of specific types of advances, but management reports the activity in advances to the Board each month. Each quarter, management reports the concentrations of putable advances made to individual members. There were no past due advances and all advances were current at June 30, 2010 or December 31, 2009. Management does not anticipate any credit losses, and accordingly, the FHLBNY has not provided an allowance for credit losses on advances. The FHLBNY’s potential credit risk from advances is concentrated in commercial banks, savings institutions and insurance companies. At June 30, 2010 and December 31, 2009, the Bank had advances of $56.3 billion and $59.5 billion outstanding to ten member institutions, representing 69.8% and 65.6% of total advances outstanding, and sufficient collateral was held to cover the advances to these institutions. See Table 33 below for more information.
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
As of June 30, 2010 and December 31, 2009, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:
•	Allows a member to retain possession of the collateral assigned to the FHLBNY, if the member executes a written security agreement and agrees to hold such collateral for the benefit of the FHLBNY; or

•	Requires the member specifically to assign or place physical possession of such collateral with the FHLBNY or its safekeeping agent.

The following table summarizes pledged collateral in support of advances at June 30, 2010 and December 31, 2009 (in thousands):
Table 30: Collateral Supporting Advances to Members

		Underlying Collateral for Advances
			Securities and
	Advances[1]	Mortgage Loans[2]	Deposits[2]	Total[2]
June 30, 2010	$80,560,440	$101,240,175	$43,698,830	$144,939,005

December 31, 2009	$90,737,700	$111,346,235	$49,564,456	$160,910,691

Note[1]	Par value

Note[2]	Estimated market value
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
The following table summarizes pledged collateral in support of other member obligations (other than advances) at June 30, 2010 and December 31, 2009 (in thousands):
Table 31: Collateral Supporting Member Obligations Other Than Advances

		Underlying Collateral for Other Obligations
	Other		Securities and
	Obligations[1]	Mortgage Loans[2]	Deposits[2]	Total [2]
June 30, 2010	$1,064,669	$2,846,545	$256,638	$3,103,183

December 31, 2009	$720,622	$2,257,204	$126,970	$2,384,174

Note[1]	Standby financial letters of credit, derivatives and members’ credit enhancement guarantee amount (“MPFCE”)

Note[2]	Estimated market value
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
The following table shows the breakdown of collateral pledged by members between those that were specifically listed and those in the physical possession or that of its safekeeping agent (in thousands):
Table 32: Location of Collateral Held

	Estimated Market Values
	Collateral in	Collateral
	Physical	Specifically	Collateral	Total Collateral
	Possession	Listed	Pledged for AHP	Received
June 30, 2010	$49,296,408	$99,038,584	$(292,804)	$148,042,188

December 31, 2009	$57,660,864	$105,714,763	$(80,762)	$163,294,865
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

Table 33: Concentration analysis — Top Ten Advance Holders
The following tables provide summary data for the top ten advance holders (dollars in thousands):

	June 30, 2010
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Six months

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,275,000	21.4%	$176,700	$351,459
Metropolitan Life Insurance Company	New York	NY	13,355,000	16.6	74,624	147,031
New York Community Bank*	Westbury	NY	7,293,169	9.1	76,754	152,667
Manufacturers and Traders Trust Company	Buffalo	NY	3,919,283	4.9	11,008	22,762
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,235,000	4.0	27,813	56,300
MetLife Bank, N.A.	Bridgewater	NJ	2,929,500	3.6	12,453	24,146
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.1	20,696	42,273
Valley National Bank	Wayne	NJ	2,271,500	2.8	24,492	49,208
Doral Bank	San Juan	PR	1,885,920	2.3	17,312	36,570
New York Life Insurance Company	New York	NY	1,650,000	2.0	3,817	6,892

Total			$56,314,372	69.8%	$445,669	$889,308

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2009
				Percentage of
			Par	Total Par Value	12-months
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,275,000	19.0%	$710,900
Metropolitan Life Insurance Company	New York	NY	13,680,000	15.1	356,120
New York Community Bank*	Westbury	NY	7,343,174	8.1	310,991
Manufacturers and Traders Trust Company	Buffalo	NY	5,005,641	5.5	97,628
The Prudential Insurance Co. of America	Newark	NJ	3,500,000	3.9	93,601
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,000,000	3.3	120,870
Emigrant Bank	New York	NY	2,475,000	2.7	64,131
Doral Bank	San Juan	PR	2,473,420	2.7	86,389
MetLife Bank, N.A.	Bridgewater	NJ	2,430,500	2.7	46,142
Valley National Bank	Wayne	NJ	2,322,500	2.6	103,707

Total			$59,505,235	65.6%	$1,990,479

*	At December 31, 2009, officer of member bank also served on the Board of Directors of the FHLBNY.

	June 30, 2009
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Six months

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,325,000	17.9%	$177,134	$353,204
Metropolitan Life Insurance Company	New York	NY	14,905,000	15.4	91,777	195,083
New York Community Bank*	Westbury	NY	8,444,012	8.7	77,336	154,716
Manufacturers and Traders Trust Company	Buffalo	NY	7,094,170	7.3	28,224	64,723
MetLife Bank, N.A.	Bridgewater	NJ	3,842,000	4.0	10,994	21,805
The Prudential Insurance Co. of America	Newark	NJ	3,500,000	3.6	24,991	49,025
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,960,000	3.1	29,735	61,403
Emigrant Bank	New York	NY	2,475,000	2.6	15,952	31,877
Valley National Bank	Wayne	NJ	2,345,500	2.4	25,536	52,714
Doral Bank	San Juan	PR	2,314,500	2.4	22,014	44,312

Total			$65,205,182	67.4%	$503,693	$1,028,862

*	At June 30, 2009, officer of member bank also served on the Board of Directors of the FHLBNY.
Investment quality
At June 30, 2010, long-term investments were principally comprised of (1) Mortgage-backed securities classified as held-to-maturity at a carrying value of $8.2 billion, of which 88.4% comprised of securities issued by government sponsored enterprises and a U.S. government agency, (2) Mortgage-backed securities classified as available-for-sale securities at fair value basis of $2.9 billion, 100 percent of which comprised of GSE issued mortgage-backed securities. In addition, the FHLBNY had investments of $741.7 million in primary public and private placements of taxable obligations of state and local housing finance authorities classified as held-to-maturity. At June 30, 2010 and December 31, 2009, short-term investments consisted of Federal funds sold.
The FHLBNY’s investments are summarized below (dollars in thousands):
Table 34: Period-Over-Period Change in Investments

	June 30,	December 31,	Dollar	Percentage
	2010	2009	Variance	Variance
State and local housing finance agency obligations [1]	$741,683	$751,751	$(10,068)	(1.34)%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,902,465	2,240,564	661,901	29.54
Held-to-maturity securities, at carrying value	8,189,391	9,767,531	(1,578,140)	(16.16)

Total securities	11,833,539	12,759,846	(926,307)	(7.26)

Grantor trusts [2]	11,967	12,589	(622)	(4.94)
Federal funds sold	3,125,000	3,450,000	(325,000)	(9.42)

Total investments	$14,970,506	$16,222,435	$(1,251,929)	(7.72)%

[1]	Classified as held-to-maturity securities, at carrying value.

[2]	Classified as available-for-sale securities, at fair value and represents investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts.

Investment rating
External ratings and the changes in a security’s external rating are factors in the FHLBNY’s assessment of impairment; a rating or a rating change alone is not necessarily indicative of impairment or absence of impairment.
The following tables contain information about credit ratings of the Bank’s investments in Held-to-maturity and Available-for-sale securities at June 30, 2010 (in thousands). Also see, Tables 20 and 21 for comparative rating information at December 31, 2009:
Table 35: NRSRO Held-to-Maturity Securities
External ratings — Held-to-maturity securities — June 30, 2010:

		NRSRO Ratings - June 30, 2010
						Below
	Carrying					Investment
Issued, guaranteed or insured:	Value	AAA	AA	A	BBB	Grade
Pools of Mortgages
Fannie Mae	$1,008,820	$1,008,820	$—	$—	$—	$—
Freddie Mac	288,541	288,541	—	—	—	—

Total pools of mortgages	1,297,361	1,297,361	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,047,759	2,047,759	—	—	—	—
Freddie Mac	3,527,512	3,527,512	—	—	—	—
Ginnie Mae	139,621	139,621	—	—	—	—

Total CMOs/REMICs	5,714,892	5,714,892	—	—	—	—

Commercial Mortgage-Backed Securities
Freddie Mac	174,010	174,010	—	—	—	—
Ginnie Mae	49,151	49,151	—	—	—	—

Total commercial mortgage-backed securities	223,161	223,161	—	—	—	—

Non-GSE MBS
CMOs/REMICs	378,295	246,356	10,743	24,648	—	96,548
Asset-Backed Securities
Manufactured housing loans (insured)	188,983	—	100,075	88,908	—	—
Home equity loans (insured)	213,053	10,111	70,981	25,233	24,575	82,153
Home equity loans (uninsured)	173,646	157,169	12,213	—	4,264	—

Total asset-backed securities	575,682	167,280	183,269	114,141	28,839	82,153

Total HTM mortgage-backed securities	$8,189,391	$7,649,050	$194,012	$138,789	$28,839	$178,701

Other
State and local housing finance agency obligations	$741,683	$71,859	$593,759	$19,845	$56,220	$—

Total other	$741,683	$71,859	$593,759	$19,845	$56,220	$—

Total Held-to-maturity securities	$8,931,074	$7,720,909	$787,771	$158,634	$85,059	$178,701

Table 36: NRSRO Available-for-Sale Securities
External ratings — Available-for-sale securities — June 30, 2010:

		NRSRO Ratings - June 30, 2010
Issued, guaranteed or insured:	Fair Value	AAA	AA	A
Pools of Mortgages
Fannie Mae	$—	$—	$—	$—
Freddie Mac	—	—	—	—

Total pools of mortgages	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,019,726	2,019,726	—	—
Freddie Mac	882,739	882,739	—	—
Ginnie Mae	—	—	—	—

Total CMOs/REMICs	2,902,465	2,902,465	—	—

Non-GSE MBS
CMOs/REMICs	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—

Total non-federal-agency MBS	—	—	—	—

Asset-Backed Securities
Manufactured housing loans (insured)	—	—	—	—
Home equity loans (insured)	—	—	—	—
Home equity loans (uninsured)	—	—	—	—

Total asset-backed securities	—	—	—	—

Total AFS mortgage-backed securities	$2,902,465	$2,902,465	$—	$—

Other
Fixed income funds, equity funds and cash equivalents *	$11,967

Total Available-for-sale securities	$2,914,432

*	Unrated

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
Available-for-sale securities — 100 percent of MBS outstanding at June 30, 2010 and December 31, 2009 and classified as AFS were issued by Fannie Mae and Freddie Mac.
Held-to-maturity securities — Comprised of 88.4% and 89.1% of MBS also issued by Fannie Mae, Freddie Mac and a U.S. government agency at June 30, 2010 and December 31, 2009.
The following table summarizes the carrying value basis of held-to-maturity mortgage-backed securities by issuer (dollars in thousands):
Table 37: Carrying Value Basis of Held-to-Maturity Mortgage-Backed Securities by Issuer

	June 30,	Percentage	December 31,	Percentage
	2010	of total	2009	of total

U.S. government sponsored enterprise residential mortgage-backed securities
Fannie Mae	$3,056,579	37.32%	$3,746,768	38.36%
Freddie Mac	3,816,053	46.60	4,735,371	48.48
U.S. agency residential mortgage-backed securities	139,621	1.71	171,531	1.76
U.S. government sponsored enterprise commercial mortgage-backed securities	174,010	2.12	—	—
U.S. agency commercial mortgage-backed securities	49,151	0.60	49,526	0.51
Private-label issued securities	953,977	11.65	1,064,335	10.89

Total Held-to-maturity securities-mortgage-backed securities	$8,189,391	100.00%	$9,767,531	100.00%

Non-Agency Private label mortgage — and asset-backed securities
At June 30, 2010 and December 31, 2009, the Bank also held MBS that were privately issued. All private-label MBS were classified as held-to-maturity. The following table summarizes private-label mortgage- and asset-backed securities by fixed- or variable-rate coupon types (Unpaid principal balance; in thousands):
Table 38: Non-Agency Private Label Mortgage Securities

	June 30, 2010			December 31, 2009
		Variable			Variable
Private-label MBS	Fixed Rate	Rate	Total	Fixed Rate	Rate	Total
Private-label RMBS
Prime	$369,633	$4,163	$373,796	$435,913	$4,359	$440,272
Alt-A	6,571	3,401	9,972	7,229	3,713	10,942

Total PL RMBS	376,204	7,564	383,768	443,142	8,072	451,214

Home Equity Loans
Subprime	412,907	98,756	511,663	437,042	108,801	545,843

Total Home Equity Loans	412,907	98,756	511,663	437,042	108,801	545,843

Manufactured Housing Loans
Subprime	189,003	—	189,003	202,299	—	202,299

Total Manufactured Housing Loans	189,003	—	189,003	202,299	—	202,299

Total UPB of private-label MBS	$978,114	$106,320	$1,084,434	$1,082,483	$116,873	$1,199,356

Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.
Other-Than-Temporarily Impaired Securities
OTTI at June 30, 2010 — To assess whether the entire amortized cost basis of the Bank’s private-label MBS will be recovered, the Bank performed cash flow analysis for 100 percent of the FHLBNY’s private-label MBS outstanding at June 30, 2010. Cash flow assessments identified credit impairment on four HTM private-label mortgage-backed securities, and $1.3 million as other-than-temporary impairment (“OTTI”) was recorded as a charge to earnings. All four securities had been previously determined to be OTTI, and the additional impairment (or re-impairment) in the 2010 second quarter was due to further deterioration in the credit default rates of the securities. The non-credit portion of OTTI recorded in AOCI was not significant. In the first quarter, the FHLBNY had recorded a credit impairment charge of $3.4 million.

The tables below provide the key characteristics of the securities that were deemed OTTI in the 2010 first two quarters (dollars in thousands):
Table 39: OTTI in 2010

					Quarter Ended		Six Months Ended
	Quarter ended June 30, 2010				June 30, 2010		June 30, 2010
	Insurer MBIA		Insurer Ambac		OTTI		OTTI
Security		Fair		Fair	Credit	Non-credit	Credit	Non-credit
Classification	UPB	Value	UPB	Value	Loss	Loss	Loss	Loss

HEL Subprime*	$20,976	$9,044	$37,456	$22,564	$(1,270)	$1,068	$(4,670)	$595

Total	$20,976	$9,044	$37,456	$22,564	$(1,270)	$1,068	$(4,670)	$595

*	HEL Subprime — MBS supported by home equity loans.

	Quarter ended March 31, 2010
	Insurer MBIA		Insurer Ambac		OTTI
Security		Fair		Fair	Credit	Non-credit
Classification	UPB	Value	UPB	Value	Loss	Loss

HEL Subprime*	$21,637	$9,730	$45,476	$26,015	$(3,400)	$(473)

Total	$21,637	$9,730	$45,476	$26,015	$(3,400)	$(473)

*	HEL Subprime — MBS supported by home equity loans.
Of the four credit impaired securities at June 30, 2010, three securities are insured by bond insurer Ambac, and one by MBIA. The Bank’s analysis of the Ambac concluded that the bond insurer could not be relied upon to make whole credit losses. Analysis of MBIA concluded that insurance support could be relied upon for shortfalls up until June 30, 2011, beyond which date, MBIA’s financial resources would be such that insurance protection could not be relied upon.
The following table summarizes the key characteristics of securities insured by MBIA, Ambac, and Assured Guaranty Municipal Trust (formerly FSA) at June 30, 2010 (in thousand):
Table 40: Monoline Insurance of PLMBS

	June 30, 2010
	AMBAC		MBIA		FSA *
		Unrealized		Unrealized		Unrealized
Private-label MBS	UPB	Losses	UPB	Losses	UPB	Losses
HEL
Subprime
2004 and earlier	$195,925	$(41,547)	$35,551	$(11,173)	$78,382	$(5,290)
Manufactured Housing Loans
Subprime
2004 and earlier	—	—	—	—	189,003	(24,963)

Total of all Private-label MBS	$195,925	$(41,547)	$35,551	$(11,173)	$267,385	$(30,253)

*	Assured Guaranty Municipal Trust (formerly FSA)
The following table presents additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating at June 30, 2010 (in thousands):
Table 41: PLMBS by Year of Securitization and External Rating

	June 30, 2010
	Unpaid Principal Balance
						Below		Gross
	Ratings					Investment	Amortized	Unrealized		Total OTTI
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Grade	Cost	(Losses)	Fair Value	Losses
RMBS
Prime
2006	$52,211	$—	$—	$—	$—	$52,211	$51,700	$(1,233)	$50,467	$—
2005	73,403	—	—	24,896	—	48,507	71,645	(1,610)	70,036	—
2004 and earlier	248,182	237,219	10,963	—	—	—	247,125	(660)	249,879	—

Total RMBS Prime	373,796	237,219	10,963	24,896	—	100,718	370,470	(3,503)	370,382	—

Alt-A
2004 and earlier	9,972	9,972	—	—	—	—	9,974	(740)	9,241	—

Total RMBS	383,768	247,191	10,963	24,896	—	100,718	380,444	(4,243)	379,623	—

HEL
Subprime
2004 and earlier	511,663	188,745	89,899	45,165	39,922	147,932	486,427	(98,282)	388,145	(4,075)

Manufactured Housing Loans
Subprime
2004 and earlier	189,003	—	100,095	88,908	—	—	188,983	(24,963)	164,020	—

Total PLMBS	$1,084,434	$435,936	$200,957	$158,969	$39,922	$248,650	$1,055,854	$(127,488)	$931,788	$(4,075)

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
Table 42: Weighted-Average Market Price of MBS

	June 30, 2010
	Original
	Weighted-	Weighted-	Weighted-Average
	Average Credit	Average Credit	Collateral
Private-label MBS	Support %	Support %	Delinquency %
RMBS
Prime
2006	3.81%	5.38%	5.62%
2005	2.65	4.02	2.85
2004 and earlier	1.57	3.04	0.73

Total RMBS Prime	2.10	3.56	1.83
Alt-A
2004 and earlier	11.07	33.21	12.49

Total RMBS	2.31	4.29	2.05

HEL
Subprime
2004 and earlier	58.01	65.31	16.47

Manufactured Housing Loans
Subprime
2004 and earlier	100.00	100.00	3.25

Total Private-label MBS	45.62%	49.77%	9.08%

	December 31, 2009
	Original
	Weighted-	Weighted-	Weighted-Average
	Average Credit	Average Credit	Collateral
Private-label MBS	Support %	Support %	Delinquency %
RMBS
Prime
2006	3.74%	5.16%	5.47%
2005	2.67	3.82	2.32
2004 and earlier	1.58	2.82	0.79

Total RMBS Prime	2.10	3.35	1.75
Alt-A
2004 and earlier	10.73	32.35	11.22

Total RMBS	2.30	4.05	1.98

HEL
Subprime
2004 and earlier	57.86	65.34	17.40

Manufactured Housing Loans
Subprime
2004 and earlier	57.78	55.56	3.64

Total Private-label MBS	36.95%	40.63%	9.28%

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

External ratings are just one factor that is considered in analyzing if a security is other-than-temporarily impaired. The table below compares delinquency percentage across PLMBS security types, ratings and gross unrealized losses (dollars in thousands):
Table 43: PLMBS Security Types Delinquencies

	June 30, 2010			December 31, 2009
		Gross	Weighted-Average		Gross	Weighted-Average
	Amortized	Unrealized	Collateral	Amortized	Unrealized	Collateral
Private-label MBS	Cost	(Losses)	Delinquency % [1]	Cost	(Losses)	Delinquency % [1]
RMBS
Prime
Rated Triple A	$236,382	$(660)	0.70%	$308,639	$(4,499)	0.69%
Rated Double A	10,742	—	1.53	12,510	—	1.38
Rated Single A	24,648	(180)	—	38,332	(1,000)	4.64
Below Investment Grade	98,698	(2,663)	5.00	76,942	(2,301)	4.55

Total of RMBS Prime	370,470	(3,503)	1.83	436,423	(7,800)	1.75

Alt-A
Rated Triple A	9,974	(740)	12.49	10,944	(938)	11.22

Total of RMBS	380,444	(4,243)	2.05	447,367	(8,738)	1.98

HEL
Subprime
Rated Triple A	187,631	(37,933)	18.04	204,356	(54,224)	18.26
Rated Double A	89,192	(7,854)	9.21	91,074	(22,534)	10.96
Rated Single A	42,467	(8,996)	15.69	46,792	(15,930)	16.32
Rated Triple B	38,143	(10,880)	13.02	41,902	(15,798)	13.18
Below Investment Grade	128,994	(32,619)	20.70	141,136	(43,332)	21.53

Total of HEL Subprime	486,427	(98,282)	16.47	525,260	(151,818)	17.40

Manufactured Housing Loans
Subprime
Rated Double A	100,075	(14,027)	2.01	202,278	(37,101)	3.64
Rated Single A	88,908	(10,936)	4.64	—	—	—

Total of Manufactured Housing Loans Subprime	188,983	(24,963)	3.25	202,278	(37,101)	3.64

Grand Total	$1,055,854	$(127,488)	9.08%	$1,174,905	$(197,657)	9.28%

[1]	Weighted-average collateral delinquency rate is determined based on the underlying loans that are 60 days or more past due. The reported delinquency percentage represents weighted-average based on the dollar amounts of the individual securities in the category and their respective delinquencies. Combined weighted-average collateral delinquency rates are calculated based on UPB amount.
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

The following table provides roll-forward information with respect to the First Loss Account (in thousands):
Table 44: Roll-Forward First Loss Account

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Beginning balance	$13,767	$13,848	$13,934	$13,765
Additions	181	114	47	197
Resets*	(2,435)	—	(2,435)	—
Charge-offs	—	(14)	(33)	(14)
Recoveries	—	—	—	—

Ending balance	$11,513	$13,948	$11,513	$13,948

*	For the Original MPF, MPF 100, MPF 125 and MPF Plus products, the Credit Enhancement is periodically recalculated. If the recalculated Credit Enhancement would result in a PFI Credit Enhancement obligation lower than the remaining obligation, the PFI’s Credit Enhancement obligation will be reset to the new, lower level.
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
Mortgage loans — Past due
In the FHLBNY’s outstanding mortgage loans held-for-portfolio, non-performing loans and loans 90 days or more past due and accruing interest were as follows (in thousands):
Table 45: Mortgage Loans — Past Due

	June 30, 2010	December 31, 2009

Secured by 1-4 family	$618	$570

The past due loans still accruing were VA and FHA insured loans.
Non-performing mortgage loans were conventional mortgage loans that were placed on non-accrual/non-performing status when the collection of the contractual principal or interest from the borrower was 90 days or more past due. FHLBNY considers conventional loans that are 90 days or more past due as non-accrual loans. Conventional loans exclude Federal Housing Administration (“FHA”) and Veteran Administration (“VA”) insured loans. FHA and VA insured loans that were past due 90 days or more were not significant at any period reported, and interest was still being accrued because of VA and FHA insurance (See Table 45, above). No loans were impaired at June 30, 2010 or December 31, 2009, other than the non-accrual loans.
Mortgage loans — Interest on Non-performing loans
The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):
Table 46: Mortgage Loans — Interest Short-Fall

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Interest contractually due [1]	$327	$168	$637	$320
Interest actually received	302	150	587	286

Shortfall	$25	$18	$50	$34

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.
Table 47: Mortgage Loans — Allowance for Credit Losses

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Beginning balance	$5,179	$1,848	$4,498	$1,405
Charge-offs	—	(14)	(34)	(14)
Recoveries	17	—	22	—
Provision for credit losses on mortgage loans	196	925	906	1,368

Ending balance	$5,392	$2,759	$5,392	$2,759

		.		.

Participating Financial Institution Risk
The members or housing associates that are approved as Participating Financial Institutions continue to bear a significant portion of the credit risk through credit enhancements that they provide to the FHLBNY. The Acquired Member Assets regulation requires that these credit enhancements be sufficient to protect the FHLBNY from excess credit risk exposure. Specifically, the FHLBNY exposure must be no greater than it would be with an asset rated in the fourth-highest credit rating category by a Nationally Recognized Statistical Rating Organization (“NRSRO”), or such higher rating category as the FHLBNY may require. The MPF program is constructed to provide the Bank with assets that are credit-enhanced to the second-highest credit rating category (double-A).
The top five Participating Financial Institutions (PFI) and the outstanding MPF loan balances are listed below (dollars in thousands):
Table 48: Top Five Participating Financial Institutions — Concentration

	June 30, 2010
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$562,769	43.96%
Astoria Federal Savings and Loan Association	212,757	16.62
Elmira Savings and Loan F.A.	55,479	4.33
Ocean First Bank	49,960	3.90
CFCU Community Credit Union	41,647	3.25
All Others	357,701	27.94

Total [1]	$1,280,313	100.00%

	December 31, 2009
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$607,072	46.17%
Astoria Federal Savings and Loan Association	220,268	16.75
Elmira Savings and Loan F.A.	61,663	4.69
Ocean First Bank	51,277	3.90
CFCU Community Credit Union	42,344	3.22
All Others	332,304	25.27

Total [1]	$1,314,928	100.00%

Note[1]	Totals do not include CMA loans.
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
Table 49: Credit Exposure by Counterparty Credit Rating

	June 30, 2010
			Total Net
	Number of	Notional	Exposure at	Net Exposure after
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral [3]

AAA	—	$—	$—	$—
AA	8	44,417,078	21,267	18,267
A	8	77,010,045	15,985	15,385
Members (Note[1] and Note2)	2	215,000	5,792	5,792
Delivery Commitments	—	11,869	—	—

Total	18	$121,653,992	$43,044	$39,444

	December 31, 2009
			Total Net
	Number of	Notional	Exposure at	Net Exposure after
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral [3]

AAA	—	$—	$—	$—
AA	7	45,652,167	684	684
A	8	88,711,243	—	—
Members (Note[1] and Note2)	2	160,000	7,596	7,596
Delivery Commitments	—	4,210	—	—

Total	17	$134,527,620	$8,280	$8,280

Note [1]:	Fair values of $5.8 million and $7.6 million comprising of intermediated transactions with members and interest-rate caps sold to members (with capped floating-rate advances) were collateralized at June 30, 2010 and December 31, 2009.

Note [2]:	Members are required to pledge collateral to secure derivatives purchased by the FHLBNY as an intermediary on behalf of its members. Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate-related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest. As a result of the collateral agreements with its members, the FHLBNY believes that its maximum credit exposure due to the intermediated transactions was $0 at June 30, 2010 and December 31, 2009.

Note [3]:	As reported in the Statements of Condition.
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
Exposure — In determining credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY attempts to mitigate its exposure by requiring derivative counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. At June 30, 2010, counterparties had deposited $3.6 million in cash as collateral to mitigate such an exposure. At December 31, 2009, the fair values of derivatives in a gain position were below the threshold and derivative counterparties pledged no cash to the FHLBNY.

At June 30, 2010 and December 31, 2009, the FHLBNY had posted $3.1 billion and $2.2 billion in cash as collateral to derivative counterparties to mitigate derivatives in a net fair value liability (unfavorable) position. The FHLBNY is exposed to the extent that a counterparty may not re-pay the posted cash collateral to the FHLBNY under unforeseen circumstances, such as bankruptcy; in such an event the FHLBNY would then exercise its rights under the “International Swaps and Derivatives Association agreement” (“ISDA”) to replace the derivatives in a liability position (gain position for the acquiring counterparty) with another available counterparty in exchange for cash delivered to the FHLBNY. To the extent that the fair values of the replacement derivatives are less than the cash collateral posted, the FHLBNY may not receive cash equal to the amount posted.
Derivative counterparty ratings — The Bank’s credit exposures at June 30, 2010 and December 31, 2009, in a gain position, were primarily to member institutions on whose behalf the FHLBNY had acted as an intermediary or had sold interest rate caps, at the request of members, to create capped floating rate advance borrowings. The exposures were collateralized under standard collateral agreements with the FHLBNY’s member. Acting as an intermediary, the Bank had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties.
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
The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank with primary liability. The FHLBank with primary liability would have a corresponding liability to reimburse the FHLBank providing assistance to the extent of such payment and other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the primarily liable FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make a payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. Consequently, the Bank has no means to determine how the Finance Agency might allocate among the other FHLBanks the obligations of a FHLBank that is unable to pay consolidated obligations for which such FHLBank is primarily liable. In the event the Bank is holding a consolidated obligation as an investment for which the Finance Agency would allocate liability among the 12 FHLBanks, the Bank might be exposed to a credit loss to the extent of its share of the assigned liability for that particular consolidated obligation (the Bank did not hold any consolidated obligations of other FHLBanks as investments at June 30, 2010 and December 31, 2009). If principal or interest on any consolidated obligation issued by the FHLBank System is not paid in full when due, the Bank may not pay dividends to, or repurchase shares of stock from, any shareholder of the Bank.
Although the FHLBNY is primarily liable for those consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock from, any member or non-member stockholder until the Finance Agency approves the FHLBNY’s consolidated obligation payment plan or another remedy, and until the FHLBNY pays all the interest and principal currently due under all its consolidated obligations. The par amounts of the outstanding consolidated obligations of all 12 FHLBanks were $0.8 trillion and $0.9 trillion at June 30, 2010 and December 31, 2009.
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

Off-balance sheet arrangements with respect to derivatives are discussed in detail in Note 16 to the unaudited financial statements in this report. Also, see Item 1 Legal Proceedings.
The following table summarizes contractual obligations and other commitments as of June 30, 2010 (in thousands):
Table 50: Contractual Obligations and Other Commitments
(For more information, see Note 18 to the unaudited financial statements in this report.)

	June 30, 2010
	Payments due or expiration terms by period
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par [1]	$32,969,150	$23,129,925	$6,425,250	$2,776,050	$65,300,375
Mandatorily redeemable capital stock [1]	46,648	15,858	2,109	4,954	69,569
Premises (lease obligations) [2]	3,060	6,243	4,970	5,258	19,531

Total contractual obligations	33,018,858	23,152,026	6,432,329	2,786,262	65,389,475

Other commitments
Standby letters of credit	1,005,111	11,104	17,016	3,861	1,037,092
Consolidated obligations-bonds/ discount notes traded not settled	1,990,000	—	—	—	1,990,000
Firm commitment-advances	5,000	—	—	—	5,000
Open delivery commitments (MPF)	11,869	—	—	—	11,869

Total other commitments	3,011,980	11,104	17,016	3,861	3,043,961

Total obligations and commitments	$36,030,838	$23,163,130	$6,449,345	$2,790,123	$68,433,436

[1]	Callable bonds contain exercise date or a series of exercise dates that may result in a shorter redemption period. Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.

[2]	Immaterial amount of commitments for equipment leases are not included.
Liquidity
The FHLBNY’s primary source of liquidity is the issuance of consolidated obligation bonds and discount notes. To refinance maturing consolidated obligations, the Bank relies on the willingness of the investors to purchase new issuances. The FHLBNY has access to the discount note market and the efficiency of issuing discount notes is an important factor as a source of liquidity since discount notes can be issued any time and in a variety of amounts and maturities. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. With the passage of the Housing Act on July 30, 2008, the U.S. Treasury is authorized to purchase obligations issued by the FHLBanks, in any amount deemed appropriate by the U.S. Treasury. This temporary authorization expired December 31, 2009 and supplemented the existing limit of $4 billion. See Note 18 to the unaudited financial statements for more information.
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
Table 51: Deposit Liquidity

	Average Deposit	Average Actual
For the quarters ended	Reserve Required	Deposit Liquidity	Excess
June 30, 2010	$5,227	$48,055	$42,828
March 31, 2010	5,032	51,987	46,955
December 31, 2009	2,364	53,089	50,725
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
Operational liquidity is measured daily. The FHLBNY met the requirements at all times. The following table summarizes excess operational liquidity (in millions):
Table 52: Operational Liquidity

	Average Balance Sheet	Average Actual
For the quarters ended	Liquidity Requirement	Operational Liquidity	Excess
June 30, 2010	$2,665	$16,051	$13,386
March 31, 2010	2,283	15,796	13,513
December 31, 2009	6,710	16,388	9,678
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
Contingency liquidity is reported daily. The FHLBNY met the requirements at all times. The following table summarizes excess contingency liquidity (in millions):
Table 53: Contingency Liquidity

	Average Five Day	Average Actual
For the quarters ended	Requirement	Contingency Liquidity	Excess
June 30, 2010	$2,047	$15,821	$13,774
March 31, 2010	2,424	15,463	13,039
December 31, 2009	2,188	15,309	13,121
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

Other Liquidity Contingencies. As discussed more fully under the section Debt Financing - Consolidated Obligations, the FHLBNY is primarily liable for consolidated obligations issued on its behalf. The FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the following rules apply: the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock of any member or non-member stockholder until the Finance Agency approves the FHLBNY’s consolidated obligation payment plan or other remedy and until the FHLBNY pays all the interest or principal currently due on all its consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $0.8 trillion at June 30, 2010. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.
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
Leverage Limits and Unpledged Asset Requirements
The FHLBNY met the Finance Agency’s requirement that unpledged assets, as defined under regulations, exceed the total of consolidated obligations as follows (in thousands):
Table 54: Unpledged Assets

	June 30, 2010	December 31, 2009
Consolidated Obligations:
Bonds	$66,246,847	$74,007,978
Discount Notes	27,480,949	30,827,639

Total consolidated obligations	93,727,796	104,835,617

Unpledged assets
Cash	3,262,770	2,189,252
Less: Member pass-through reserves at the FRB	(35,692)	(29,331)
Secured Advances [2]	85,285,877	94,348,751
Investments [1]	14,970,637	16,222,615
Mortgage loans	1,283,040	1,317,547
Accrued interest receivable on advances and investments	310,792	340,510
Less: Pledged Assets	(3,217)	(2,045)

	105,074,207	114,387,299

Excess unpledged assets	$11,346,411	$9,551,682

[1]	The Bank pledged $3.2 million and $2.0 million at June 30, 2010 and December 31, 2009 to the FDIC. See Note 4- Held-to-maturity securities.

[2]	The Bank also provided to the U.S. Treasury a listing of $0 and $10.3 billion in advances with respect to a lending agreement at June 30, 2010 and December 31, 2009.
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
Table 55: FHFA MBS Limits

	June 30, 2010		December 31, 2009
	Actual	Limits	Actual	Limits

Mortgage securities investment authority	211%	300%	213%	300%

On March 24, 2008, the Board of Directors of the Federal Housing Finance Board (“Finance Board”), predecessor to the Finance Agency, adopted Resolution 2008-08, which temporarily expanded the authority of a FHLBank to purchase mortgage-backed securities (“MBS”) under certain conditions. The resolution allowed an FHLBank to increase its investments in MBS issued by Fannie Mae and Freddie Mac by an amount equal to three times its capital, which is to be calculated in addition to the existing regulatory limit. The expanded authority permitted MBS to be as much as 600 percent of the FHLBNY’s capital.

All mortgage loans underlying any securities purchased under this expanded authority must have been originated after January 1, 2008. The Finance Board believed that such loans are generally of higher credit quality than loans originated at an earlier time, particularly in 2005 and 2006. The loans underlying any Fannie Mae and Freddie Mac issued MBS acquired pursuant to the new authority must have been underwritten to conform to standards imposed by the federal banking agencies in the “Interagency Guidance on Nontraditional Mortgage Product Risks” dated October 4, 2006 and the “Statement on Subprime Mortgage Lending” dated July 10, 2007.
The FHLBank would notify the Finance Agency of its intention to exercise the new authority (Resolution 2008-08) at least 10 business days in advance of its first commitment to purchase additional Agency MBS. Currently, the Bank has not notified or exercised Resolution 2008-08, therefore no separate calculation was required. The expanded authority expired in March 2010.
Rating actions with respect to the FHLBNY are outlined below:
Table 56: FHLBNY Ratings
Short-Term Ratings:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Short-Term Outlook		Rating
2010	June 17, 2010 - Affirmed	P-1

2009	June 19, 2009 - Affirmed	P-1	July 13, 2009	Short-Term rating affirmed	A-1+
	February 2, 2009 - Affirmed	P-1

2008	October 29, 2008 - Affirmed	P-1	June 16, 2008	Short-Term rating affirmed	A-1+
	April 17, 2008 - Affirmed	P-1
Long-Term Ratings:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Long-Term Outlook			Rating
2010	June 17, 2010 - Affirmed	Aaa/Stable

2009	June 19, 2009 - Affirmed	Aaa/Stable	July 13, 2009	Long-Term rating affirmed	outlook stable	AAA/Stable
	February 2, 2009 - Affirmed	Aaa/Stable

2008	October 29, 2008 - Affirmed	Aaa/Stable	June 16, 2008	Long-Term rating affirmed	outlook stable	AAA/Stable
	April 17, 2008 - Affirmed	Aaa/Stable
Legislative and Regulatory Developments
Financial Reform Legislation. On July 21, 2010, the Wall Street Reform and Consumer Protection Act (“Reform Act”) was signed into law. The Reform Act, among other items: (1) creates a consumer financial protection agency; (2) creates an inter-agency oversight council that will identify and regulate systemically important financial institutions; (3) regulates the over-the-counter derivatives market; (4) reforms the credit rating agencies; (5) provides shareholders of entities that are subject to the proxy rules under the Securities Exchange Act of 1934, as amended, with an advisory vote on the compensation practices, including executive compensation and golden parachutes; (6) establishes new requirements, including a risk-retention requirement, for mortgage backed securities; (7) makes a number of changes to the federal deposit insurance system; and (8) creates a federal insurance office to monitor the insurance industry.
The Bank’s business operations, funding costs, rights and obligations, and the manner in which the Bank carries out its housing finance mission are all likely to be affected by the passage of the Reform Act and implementing regulations. For example, under the derivatives regulation portion of the Reform Act, if determined to be a “major swap participant,” the Bank could be required to trade certain of its standardized derivatives transactions through an exchange and clear those transactions through a centralized clearing house, and be subject to additional swap-based capital and margining requirements. In addition, all derivatives transactions not subject to exchange trading or centralized clearing could also be subject to additional margin requirements, and all derivatives transactions could be subject to new reporting requirements. Such additional requirements would likely increase the cost of the Bank’s hedging activities and may adversely affect the Bank’s ability to hedge its interest rate risk exposure, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties.
In addition, if identified by the Federal Reserve Board (“Federal Reserve”) as being a systemically important financial institution, the Bank could be subject to additional prudential standards established by the Federal Reserve. These standards could include risk-based capital, liquidity, and risk management requirements. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional required public disclosures, and limits on short-term debt. The Reform Act also requires systemically important financial institutions to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and to undergo semiannual stress tests.

The Reform Act also makes a number of changes to the federal deposit insurance program that could impact our members. In particular, the Reform Act requires the Federal Deposit Insurance Corporation (FDIC) to base future assessments for deposit insurance on the amount of assets held by an institution instead of on the amount of deposits it holds, it permanently increases deposit insurance coverage for insured banks, savings associations, and credit unions to $250,000, it increases the reserve ratio for the FDIC insurance fund, which is likely to cause an increase in the assessments imposed on federally insured institutions, and it requires insured depository institutions with assets of $10 billion or more to pay an additional deposit insurance assessment. The Reform Act may possibly provide an incentive for some of the Bank’s members to hold more deposits than they would if non-deposit liabilities were not a factor in determining an institution’s deposit insurance assessments.
It is not possible at this time to predict the full impact of the Reform Act changes on the Bank or its members.
FHLBank Conservatorship and Receivership Proposed Rule. On July 9, 2010, the Finance Agency published in the Federal Register a proposed rule intended to implement the conservatorship and receivership provisions of the Housing and Economic Act of 2008 (“Housing Act”), which apply to Fannie Mae, Freddie Mac and the FHLBanks. The proposed rule addresses the status and priority of claims, the relationships among various classes of creditors and equity-holders, and the priorities for contract parties and other claimants with regard to the resolution of an FHLBank that is put into conservatorship or receivership by the Finance Agency. Comments on the proposed rule must be submitted to the Finance Agency by September 7, 2010.
FHLBank Mortgage Purchases and Affordable Housing Goals Proposed Rule. On May 28, 2010, the Finance Agency issued a proposed rule that would implement the requirement in the Housing Act for the Finance Agency to impose affordable housing goals on an FHLBank’s mortgage purchases. Under the proposed rule, if an FHLBank’s mortgage purchases under the Acquired Member Assets (“AMA”) programs were to exceed $2.5 billion in a given year, the FHLBank would be subject to three single-family, owner-occupied, purchase-money mortgage goals and one single-family refinancing mortgage goal. If an FHLBank failed to meet one of these housing goals, the proposed rule would allow the Finance Agency to require the FHLBank to submit a housing plan for future compliance with appropriate housing goals. Comments on the proposed rule were due July 12, 2010. Given the Bank’s historical levels of yearly mortgage purchase volumes, the Bank’s current expectation is that mortgage purchases under the AMA programs will not exceed $2.5 billion per year in the foreseeable future.
Finance Agency Proposed Rule Regarding FHLBank Investments. On May 4, 2010, the Finance Agency issued a notice of proposed rulemaking regarding FHLBank investments. Among other effects, the proposed rule would incorporate the current limitations on MBS investments and derivatives activities that are applicable to an FHLBank as a matter of Finance Agency financial management policy and order (including without limitation the provision limiting the level of MBS investments to no more than 300% of an FHLBank’s capital). The proposal requests comment on whether additional limitations on an FHLBank’s MBS investments should be adopted as part of a final regulation and whether with respect to private-label MBS investments such limitations should be based on an FHLBank’s level of retained earnings, the underlying collateral characteristics, or other criteria. Comments on the proposed rule were due July 6, 2010.
FDIC Deposit Insurance and Risk-Based Assessment Rates Proposed Rule. On May 3, 2010, the FDIC issued a proposed regulation that would use performance and loss severity measurement scores to determine the risk-based assessment rates for large FDIC-insured institutions. Under one of the measurements used in calculating the proposed performance score, large institutions with a lower ratio of core deposits to total liabilities would be subject to higher assessment rates. Under one of the measurements used in calculating the proposed loss severity score, institutions with a higher ratio of secured liabilities to domestic deposits would be considered more costly to resolve and would also be subject to higher assessment rates. The use of both these ratios in determining an institution’s deposit insurance assessment rate may provide an incentive for our large member institutions to seek and hold more core deposits. This incentive could have the effect of reducing certain use of members’ Bank advances to meet their liquidity needs.
Board of Directors of the Federal Home Loan Bank System Office of Finance. On April 26, 2010, the Finance Agency adopted a final rule to increase the size of the Board of Directors of the Office of Finance and have it consist of the 12 FHLBank Presidents (including the President of the Bank) and five independent directors. The final rule provides that the independent directors will serve as the audit committee of the Office of Finance and will be charged with the oversight of the Office of Finance’s preparation of combined financial reports. The final rule also gives responsibilities to the audit committee to ensure that the FHLBanks adopt consistent accounting policies and procedures to the extent necessary for information submitted by the FHLBanks to the Office of Finance to be combined to create accurate and meaningful combined financial reports. If the FHLBanks are not able to agree on consistent accounting policies and procedures, the audit committee, in consultation with the Finance Agency, may require them. In accordance with the final rule, the Finance Agency appointed the following independent directors: H Ronald Weissman (five-year term), J. Michael Davis (one-year term), Kathleen Crum McKinney (two-year term), Walter H. Morris, Jr. (four-year term), and Jonathan A. Scott (three-year term). On July 20, 2010, pursuant to the final rule, the Board of Directors of the Office of Finance held an organizational meeting at which the Board of Directors was reconstituted to conform with the terms of the final rule. Once the terms of the independent directors initially appointed by the Finance Agency expire or the positions otherwise become vacant, the independent directors subsequently will be elected by a majority vote of the Board of Directors of the Office of Finance, subject to the Finance Agency’s review of, and non-objection to, each independent director.

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
Risk Measurements. The FHLBNY’s Risk Management Policy sets up a series of risk limits that the FHLBNY calculates on a regular basis. The risk limits are as follows:
•	The option-adjusted DOE is limited to a range of +/- four years in the rates unchanged case and to a range of +/- six years in the +/-200bps shock cases. Due to the low interest rate environment beginning in early 2008 through the second quarter of 2010, rates were too low for a meaningful parallel down-shock measurement.

•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.

•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under both the +/-200bps shocks compared to the rates unchanged case.

•	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.

•	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-12 months.
The FHLBNY’s portfolio, including its derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure. The FHLBNY’s last five quarterly DOE results are shown in years in the table below (note that, due to the on-going low interest rate environment, there were no down-shock measurements performed between the second quarter of 2009 and the second quarter of 2010):

	Base Case DOE	-200bps DOE	+200bps DOE
June 30, 2010	-1.20	N/A	2.80
March 31, 2010	-0.51	N/A	3.81
December 31, 2009	0.42	N/A	3.68
September 30, 2009	-0.39	N/A	3.88
June 30, 2009	-0.83	N/A	1.67
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

One Year Re-
pricing Gap
June 30, 2010	$4.939 Billion
March 31, 2010	$4.753 Billion
December 31, 2009	$4.626 Billion
September 30, 2009	$5.480 Billion
June 30, 2009	$5.936 Billion

The FHLBNY’s review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. The FHLBNY projects asset and liability volumes and spreads over a one-year horizon and then simulates expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the FHLBNY has too much exposure in its net interest income over the coming twelve-month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of the FHLBNY’s expected net interest income under both +/-200bps shocks over the next twelve months is provided in the table below (note that, due to the on-going low interest rate environment, the down-shock measurements were not performed between the second quarter of 2009 and the second quarter of 2010):

	Sensitivity in	Sensitivity in
	the -200bps	the +200bps
	Shock	Shock
June 30, 2010	N/A	12.20%
March 31, 2010	N/A	3.13%
December 31, 2009	N/A	4.53%
September 30, 2009	N/A	9.23%
June 30, 2009	N/A	0.43%
Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes including optionality and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (note that, due to the on-going low interest rate environment the down-shock measurements were not performed between the second quarter of 2009 and the second quarter of 2010):

	Down-shock	+200bps Change in
	Change in MVE	MVE
June 30, 2010	N/A	-1.62%
March 31, 2010	N/A	-4.53%
December 31, 2009	N/A	-5.08%
September 30, 2009	N/A	-4.68%
June 30, 2009	N/A	-1.81%
As noted, the potential declines under these shocks are within the FHLBNY’s limits of a maximum 10 percent.
The following table displays the FHLBNY’s maturity/re-pricing gaps as of June 30, 2010 (in millions):

	Interest Rate Sensitivity
	June 30, 2010
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$10,212	$217	$434	$247	$354
MBS Investments	6,607	1,144	2,194	500	752
Adjustable-rate loans and advances	10,124	—	—	—	—

Net unswapped	26,942	1,362	2,628	747	1,106

Fixed-rate loans and advances	11,301	5,190	15,461	7,408	31,077
Swaps hedging advances	56,871	(4,292)	(14,541)	(6,985)	(31,054)

Net fixed-rate loans and advances	68,172	899	920	423	23
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$95,114	$2,261	$3,548	$1,170	$1,129

Interest-bearing liabilities:
Deposits	$4,792	$—	$—	$—	$—

Discount notes	26,606	874	—	—	—
Swapped discount notes	752	(752)	—	—	—

Net discount notes	27,358	122	—	—	—

Consolidated Obligation Bonds
FHLB bonds	20,918	16,471	18,898	6,370	2,722
Swaps hedging bonds	38,013	(15,238)	(16,361)	(4,844)	(1,570)

Net FHLB bonds	58,931	1,233	2,537	1,526	1,152

Total interest-bearing liabilities	$91,081	$1,356	$2,537	$1,526	$1,152

Post hedge gaps[1]:
Periodic gap	$4,034	$905	$1,011	$(356)	$(23)
Cumulative gaps	$4,034	$4,939	$5,950	$5,594	$5,571
Note: Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

The following tables display the FHLBNY’s maturity/re-pricing gaps as of December 31, 2009 (in millions):

	Interest Rate Sensitivity
	December 31, 2009
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$8,621	$124	$371	$249	$587
MBS Investments	6,773	903	2,420	1,167	879
Adjustable-rate loans and advances	14,101	—	—	—	—

Net unswapped	29,495	1,027	2,791	1,416	1,466

Fixed-rate loans and advances	9,588	7,853	16,124	8,254	34,814
Swaps hedging advances	63,852	(6,722)	(14,389)	(7,950)	(34,791)

Net fixed-rate loans and advances	73,441	1,131	1,735	304	23
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$102,935	$2,158	$4,526	$1,720	$1,489

Interest-bearing liabilities:
Deposits	$2,590	$—	$—	$—	$—

Discount notes	28,770	2,057	—	—	—
Swapped discount notes	1,422	(1,422)	—	—	—

Net discount notes	30,193	635	—	—	—

Consolidated Obligation Bonds
FHLB bonds	25,717	16,014	22,829	6,033	2,844
Swaps hedging bonds	39,617	(14,298)	(19,513)	(4,501)	(1,305)

Net FHLB bonds	65,334	1,716	3,316	1,532	1,539

Total interest-bearing liabilities	$98,117	$2,351	$3,316	$1,532	$1,539

Post hedge gaps[1]:
Periodic gap	$4,819	$(193)	$1,210	$188	$(50)
Cumulative gaps	$4,819	$4,626	$5,837	$6,024	$5,974
Note: Numbers may not add due to rounding.

[1]	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

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

Item 4T. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at June 30, 2010. Based on this evaluation, they concluded that as of June 30, 2010, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
As previously reported, on September 15, 2008, Lehman Brothers Holdings, Inc. (“LBHI”), the parent company of Lehman Brothers Special Financing Inc. (“LBSF”) and a guarantor of LBSF’s obligations filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. LBSF filed for protection under Chapter 11 in the same court on October 3, 2008. LBSF was a counterparty to FHLBNY on multiple derivative transactions under an International Swap Dealers Association, Inc. master agreement with a total notional amount of $16.5 billion at the time of termination of the Bank’s derivative transactions with LBSF. The net amount that was due to the Bank after giving effect to obligations that were due LBSF was approximately $65 million. The FHLBNY timely filed proofs of claim in the amount of approximately $65 million as creditors of LBSF and LBHI in connection with the bankruptcy proceedings. The Bank fully reserved the LBSF receivables as the bankruptcy of LBHI and LBSF make the timing and the amount of any recovery uncertain.
Subsequent to the end of the second quarter of 2010, the Bank received a Derivatives ADR Notice from LBSF dated July 23, 2010 making a Demand as of the date of the Notice of approximately $268 million owed to LBSF by the Bank. Under the Alternative Dispute Resolution Procedure Order entered by the Bankruptcy Court dated September 17, 2009 (“Order”), the Bank has until August 23, 2010 to respond to the Demand. Under the Order, the Bank may agree to the Demand, deny the Demand or make a counteroffer to the Demand.
The Bank does not believe that the Demand has any merit and the Bank intends to deny the Demand. The amount the Bank actually recovers or pays will ultimately be decided in the course of the bankruptcy proceedings.
Item 1A. RISK FACTORS
There have been no material changes from risk factors included in the FHLBNY’s Form 10-K for the fiscal year ended December 31, 2009.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. (REMOVED AND RESERVED)
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Exhibit No.	Identification of Exhibit

10.01	Thrift Restoration Plan*

10.02	Profit Sharing Plan

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.01	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act 2002, 18 U.S.C. Section 1350

*	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York (Registrant)
/s/ Patrick A. Morgan
Patrick A. Morgan
Senior Vice President and Chief Financial Officer Federal Home Loan Bank of New York (on behalf of the registrant and as the Principal Financial Officer)
Date: August 12, 2010