Form 10-Q
period 2010-09-30
Federal Home Loan Bank of New York
filed 2010-11-12
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of October 31, 2010 was 45,957,753.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

Federal Home Loan Bank of New York
Statements of Condition — Unaudited (in thousands, except par value of capital stock)
As of September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Cash and due from banks (Note 3)	$69,471	$2,189,252
Federal funds sold	4,095,000	3,450,000
Available-for-sale securities, net of unrealized gains (losses) of $23,816 at September 30, 2010 and ($3,409) at December 31, 2009 (Note 5)	3,373,781	2,253,153
Held-to-maturity securities (Note 4)
Long-term securities	8,221,246	10,519,282
Advances (Note 6)	85,697,171	94,348,751
Mortgage loans held-for-portfolio, net of allowance for credit losses of $5,537 at September 30, 2010 and $4,498 at December 31, 2009 (Note 7)	1,267,687	1,317,547
Accrued interest receivable	305,763	340,510
Premises, software, and equipment	14,550	14,792
Derivative assets (Note 16)	32,425	8,280
Other assets	16,444	19,339

Total assets	$103,093,538	$114,460,906

Liabilities and capital

Liabilities
Deposits (Note 8)
Interest-bearing demand	$3,660,132	$2,616,812
Non-interest bearing demand	9,725	6,499
Term	60,400	7,200

Total deposits	3,730,257	2,630,511

Consolidated obligations, net (Note 10)
Bonds (Includes $10,761,236 at September 30, 2010 and $6,035,741 at December 31, 2009 at fair value under the fair value option)	74,918,893	74,007,978
Discount notes (Includes $1,755,901 at September 30, 2010 and $0 at December 31, 2009 at fair value under the fair value option)	17,787,908	30,827,639

Total consolidated obligations	92,706,801	104,835,617

Mandatorily redeemable capital stock (Note 11)	67,348	126,294

Accrued interest payable	277,647	277,788
Affordable Housing Program (Note 12)	137,995	144,489
Payable to REFCORP (Note 12)	20,560	24,234
Derivative liabilities (Note 16)	784,498	746,176
Other liabilities	101,448	72,506

Total liabilities	97,826,554	108,857,615

Commitments and Contingencies (Notes 10, 12, 16 and 18)

Capital (Note 11)
Capital stock ($100 par value), putable, issued and outstanding shares:
46,636 at September 30, 2010 and 50,590 at December 31, 2009	4,663,606	5,058,956
Retained earnings	701,215	688,874
Accumulated other comprehensive income (loss) (Note 13)
Net unrealized gain (loss) on available-for-sale securities	23,815	(3,409)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	(96,043)	(110,570)
Net unrealized loss on hedging activities	(17,732)	(22,683)
Employee supplemental retirement plans (Note 15)	(7,877)	(7,877)

Total capital	5,266,984	5,603,291

Total liabilities and capital	$103,093,538	$114,460,906

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Income — Unaudited (in thousands, except per share data)
For the three and nine months ended September 30, 2010 and 2009

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income
Advances (Note 6)	$173,459	$240,573	$477,303	$1,094,089
Interest-bearing deposits (Note 3)	1,699	1,014	3,766	19,054
Federal funds sold	2,253	1,864	6,600	1,933
Available-for-sale securities (Note 5)	7,580	6,590	23,128	22,881
Held-to-maturity securities (Note 4)
Long-term securities	84,242	111,232	274,686	355,916
Certificates of deposit	—	851	—	1,392
Mortgage loans held-for-portfolio (Note 7)	16,333	17,405	49,689	54,679
Loans to other FHLBanks and other	—	1	—	1

Total interest income	285,566	379,530	835,172	1,549,945

Interest expense
Consolidated obligations-bonds (Note 10)	147,097	191,708	448,669	783,695
Consolidated obligations-discount notes (Note 10)	11,456	31,647	33,069	173,228
Deposits (Note 8)	959	516	2,813	2,002
Mandatorily redeemable capital stock (Note 11)	879	1,807	3,051	5,478
Cash collateral held and other borrowings (Note 19)	14	—	14	49

Total interest expense	160,405	225,678	487,616	964,452

Net interest income before provision for credit losses	125,161	153,852	347,556	585,493

Provision for credit losses on mortgage loans	231	598	1,137	1,966

Net interest income after provision for credit losses	124,930	153,254	346,419	583,527

Other income (loss)
Service fees	1,297	1,101	3,472	3,181
Instruments held at fair value — Unrealized (loss) gain (Note 17)	55	426	(12,612)	8,653

Total OTTI losses	(498)	(30,169)	(4,573)	(118,160)
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive loss	(2,569)	26,486	(3,164)	103,884

Net impairment losses recognized in earnings	(3,067)	(3,683)	(7,737)	(14,276)

Net realized and unrealized (loss) gain on derivatives and hedging activities (Note 16)	8,444	59,639	(3,344)	124,613
Net realized gain from sale of available-for-sale securities (Note 5)	—	—	708	721
Other	(624)	(39)	(1,493)	59

Total other income (loss)	6,105	57,444	(21,006)	122,951

Other expenses
Operating	21,657	17,810	61,245	53,970
Finance Agency and Office of Finance	2,036	1,834	6,447	5,663

Total other expenses	23,693	19,644	67,692	59,633

Income before assessments	107,342	191,054	257,721	646,845

Affordable Housing Program (Note 12)	8,852	15,780	21,350	53,363
REFCORP (Note 12)	19,698	35,055	47,274	118,696

Total assessments	28,550	50,835	68,624	172,059

Net income	$78,792	$140,219	$189,097	$474,786

Basic earnings per share (Note 14)	$1.71	$2.70	$3.98	$8.93

Cash dividends paid per share	$1.15	$1.40	$3.60	$3.54

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Capital — Unaudited (in thousands, except per share data)
For the nine months ended September 30, 2010 and 2009

				Accumulated
	Capital Stock[1]			Other		Total
	Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)

Balance, December 31, 2008	55,857	$5,585,700	$382,856	$(101,161)	$5,867,395

Proceeds from sale of capital stock	26,932	2,693,233	—	—	2,693,233
Redemption of capital stock	(31,363)	(3,136,345)	—	—	(3,136,345)
Shares reclassified to mandatorily redeemable capital stock	(4)	(434)	—	—	(434)
Cash dividends ($3.54 per share) on capital stock	—	—	(191,405)	—	(191,405)
Net Income	—	—	474,786	—	474,786	$474,786
Net change in Accumulated other comprehensive income (loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	(100,463)	(100,463)	(100,463)
Net unrealized gains on available-for-sale securities	—	—	—	48,335	48,335	48,335
Hedging activities	—	—	—	5,687	5,687	5,687

						$428,345

Balance, September 30, 2009	51,422	$5,142,154	$666,237	$(147,602)	$5,660,789

Balance, December 31, 2009	50,590	$5,058,956	$688,874	$(144,539)	$5,603,291

Proceeds from sale of capital stock	13,902	1,390,257	—	—	1,390,257
Redemption of capital stock	(17,553)	(1,755,299)	—	—	(1,755,299)
Shares reclassified to mandatorily redeemable capital stock	(303)	(30,308)	—	—	(30,308)
Cash dividends ($3.60 per share) on capital stock	—	—	(176,756)	—	(176,756)
Net Income	—	—	189,097	—	189,097	$189,097
Net change in Accumulated other comprehensive income (loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	14,527	14,527	14,527
Net unrealized gains on available-for-sale securities	—	—	—	27,224	27,224	27,224
Hedging activities	—	—	—	4,951	4,951	4,951

						$235,799

Balance, September 30, 2010	46,636	$4,663,606	$701,215	$(97,837)	$5,266,984

[1]	Putable stock
The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the nine months ended September 30, 2010 and 2009

	Nine months ended
	September 30,
	2010	2009
Operating activities

Net Income	$189,097	$474,786

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(45,715)	(95,490)
Concessions on consolidated obligations	9,666	4,977
Premises, software, and equipment	4,201	4,020
Provision for credit losses on mortgage loans	1,137	1,966
Net realized (gains) from redemption of held-to-maturity securities	—	(281)
Net realized (gains) from sale of available-for-sale securities	(708)	(440)
Credit impairment losses on held-to-maturity securities	7,737	14,276
Change in net fair value adjustments on derivatives and hedging activities	406,975	68,323
Change in fair value adjustments on financial instruments held at fair value	12,612	(8,653)
Net change in:
Accrued interest receivable	34,747	137,921
Derivative assets due to accrued interest	23,230	184,842
Derivative liabilities due to accrued interest	(21,895)	(250,161)
Other assets	2,856	4,830
Affordable Housing Program liability	(6,494)	22,373
Accrued interest payable	3,235	(95,244)
REFCORP liability	(3,674)	33,912
Other liabilities	7,933	(5,759)

Total adjustments	435,843	21,412

Net cash provided by operating activities	624,940	496,198

Investing activities
Net change in:
Interest-bearing deposits	(1,607,030)	13,471,204
Federal funds sold	(645,000)	(3,900,000)
Deposits with other FHLBanks	(29)	(84)
Premises, software, and equipment	(3,959)	(4,823)
Held-to-maturity securities:
Long-term securities
Purchased	(174,048)	(2,754,476)
Repayments	2,482,959	2,283,149
In-substance maturities	—	38,251
Net change in certificates of deposit	—	(797,000)
Available-for-sale securities:
Purchased	(1,957,867)	(613)
Proceeds	838,129	420,607
Proceeds from sales	33,398	132,095
Advances:
Principal collected	165,792,738	320,102,436
Made	(155,157,849)	(308,324,718)
Mortgage loans held-for-portfolio:
Principal collected	155,621	235,596
Purchased and originated	(106,769)	(117,152)
Loans to other FHLBanks
Loans made	(27,000)	(400,000)
Principal collected	27,000	400,000

Net cash provided by investing activities	9,650,294	20,784,472

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the nine months ended September 30, 2010 and 2009

	Nine months ended
	September 30,
	2010	2009
Financing activities
Net change in:
Deposits and other borrowings [1]	$844,546	$531,109
Consolidated obligation bonds:
Proceeds from issuance	52,284,617	35,112,667
Payments for maturing and early retirement	(52,088,457)	(47,224,995)
Net proceeds on bonds transferred from other FHLBanks	224,664	—
Consolidated obligation discount notes:
Proceeds from issuance	89,819,657	814,559,648
Payments for maturing	(102,848,990)	(822,438,650)
Capital stock:
Proceeds from issuance	1,390,257	2,693,233
Payments for redemption / repurchase	(1,755,299)	(3,136,345)
Redemption of Mandatorily redeemable capital stock	(89,254)	(15,673)
Cash dividends paid [2]	(176,756)	(191,405)

Net cash used by financing activities	(12,395,015)	(20,110,411)

Net (decrease) increase in cash and due from banks	(2,119,781)	1,170,259
Cash and due from banks at beginning of the period	2,189,252	18,899

Cash and due from banks at end of the period	$69,471	$1,189,158

Supplemental disclosures:
Interest paid	$492,994	$1,161,678
Affordable Housing Program payments [3]	$27,844	$30,990
REFCORP payments	$50,948	$84,784
Transfers of mortgage loans to real estate owned	$970	$1,091
Portion of non-credit OTTI (gains) losses on held-to-maturity securities	$(3,164)	$103,884

[1]	Cash flows from derivatives containing financing elements were considered as a financing activity — $330,004 and $227,796 cash out-flows for the nine months ended 2010 and 2009.

[2]	Does not include payments to holders of mandatorily redeemable capital stock.

[3]	AHP payments = (beginning accrual — ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
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
See Note 1 — Significant Accounting Policies and Estimates in Notes to the Financial Statements of the Federal Home Loan Bank of New York filed on Form 10-K on March 25, 2010, which contains a summary of the Bank’s significant accounting policies and estimates.
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
Fair Value Measurements and Disclosures - The accounting standard on fair value measurements and disclosures discusses how entities should measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. In January 2010, the Financial Accounting Standards Board (“FASB”) provided further guidelines effective January 1, 2010, that required enhanced disclosures about fair value measurements that the FHLBNY adopted in the 2010 first quarter. For more information, see Note 17 — Fair Values of financial instruments.
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
Valuation Techniques - Three valuation techniques are prescribed under the fair value measurement standards — Market approach, Income approach and Cost approach. Valuation techniques for which sufficient data is available and that are appropriate under the circumstances should be used.
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
In its Statements of Condition at September 30, 2010 and December 31, 2009, the FHLBNY measured and recorded fair values using the above guidance for derivatives, available-for-sale securities, and certain consolidated obligation bonds and discount notes that were designated under the fair value option accounting (“FVO”). Certain held-to-maturity securities determined to be credit impaired or other-than-temporarily impaired (“OTTI”) at September 30, 2010 and December 31, 2009 were measured and recorded at their fair values on a non-recurring basis.
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
Fair Values of investments classified as available-for-sale securities — The FHLBNY measures and records fair values of available-for-sale securities in the Statements of Condition in accordance with the fair value measurement standards. Changes in the values of available-for-sale securities are recorded in Accumulated other comprehensive income (loss) (“AOCI”), a component of members’ capital, with an offset to the recorded value of the investments in the Statements of Condition. The Bank’s investments classified as available-for-sale (“AFS”) are comprised of mortgage-backed securities that are GSE issued variable-rate collateralized mortgage obligations and are marketable at their recorded fair values. A small percentage of the AFS portfolio at September 30, 2010 and December 31, 2009 consisted of investments in equity and bond mutual funds held by grantor trusts owned by the FHLBNY. The unit prices, or the “Net asset values,” of the underlying mutual funds were available through publicly viewable websites and the units were marketable at recorded fair values.
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
See Note 17 — Fair Values of financial instruments — for additional disclosures about fair values and Levels associated with assets and liabilities recorded on the Bank’s Statements of Condition at September 30, 2010 and December 31, 2009.

Fair Value of held-to-maturity securities on a Nonrecurring Basis - Certain held-to-maturity investment securities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of other-than-temporary impairment. In accordance with the guidance on recognition and presentation of other-than-temporary impairment, certain held-to-maturity mortgage-backed securities were determined to be credit impaired at September 30, 2010 and December 31, 2009 and the securities were recorded at their fair values in the Statements of Condition at those dates. For more information, see Note 4 — Held-to-maturity securities and Note 17 — Fair Values of financial instruments.
Financial Assets and Financial Liabilities recorded under the Fair Value Option - The accounting standards on the fair value option for financial assets and liabilities, created the fair value option (“FVO”) allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for the selected financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. In the third quarter of 2008 and thereafter, the FHLBNY had elected the FVO designation for certain consolidated obligations. At September 30, 2010 and December 31, 2009, the Bank had designated certain consolidated obligation debt under the FVO and recorded their fair values in the Statements of Condition at those dates. The changes in fair values of the designated bonds are economically hedged by interest rate swaps. See Note 17 — Fair Values of financial instruments for more information.
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
Held-to-maturity securities - The FHLBNY classifies investments for which it has both the ability and intent to hold to maturity as held-to-maturity investments. Such investments are recorded at amortized cost basis, which includes adjustments made to the cost of an investment for accretion and amortization of discounts and premiums, collection of cash, and fair value hedge accounting adjustments. If a held-to-maturity security is determined to be OTTI, the amortized cost basis of the security is adjusted for credit losses. Amortized cost basis of a held-to-maturity OTTI security is further adjusted for impairment related to all other factors (also referred to as the non-credit component of OTTI) and recognized in AOCI; the adjusted amortized cost basis is the carrying value of the OTTI security as reported in the Statements of Condition. Carrying value for a held-to-maturity security that is not OTTI is its amortized cost basis.
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
Available-for-sale securities - The FHLBNY classifies investments that it may sell before maturity as available-for-sale and carries them at fair value.
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

Other-than-temporary impairment (“OTTI”) - Accounting and Governance Policies — Impairment analysis, Pricing of mortgage-backed securities, and Bond insurer methodology.
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
OTTI FHLBank System Governance Committee - On April 28, 2009 and May 7, 2009, the Finance Agency, the FHLBanks’ regulator, provided the FHLBanks with guidance on the process for determining OTTI with respect to the FHLBanks’ holdings of private-label MBS and for adoption of the guidance for recognition and presentation of OTTI. The goal of the guidance is to promote consistency among all FHLBanks in the process for determining and presenting OTTI for private-label MBS.
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
FHLBank System Pricing Committee - In an effort to achieve consistency among the FHLBanks’ pricing of investments of mortgage-backed securities, in the third quarter of 2009 the FHLBanks also formed the MBS Pricing Governance Committee, which was responsible for developing a fair value methodology for mortgage-backed securities that all FHLBanks could adopt. Consistent with the guidance from the Pricing Committee, the FHLBNY conformed its pre-existing methodology for estimating the fair value of mortgage-backed securities starting with the interim period ended September 30, 2009. Under the approved methodology, the FHLBNY requests prices for all mortgage-backed securities from four specific third-party vendors. Prior to the change, the FHLBNY used three of the four vendors specified by the Pricing Committee. Depending on the number of prices received from the four vendors for each security, the FHLBNY selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review by the FHLBNY. In certain limited instances (i.e., when prices are outside of variance thresholds or the third-party services do not provide a price), the FHLBNY obtains a price from securities dealers that may be deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for CUSIPs held in common with other FHLBanks are reviewed for consistency. The incorporation of the Pricing Committee guidelines did not have a significant impact in the FHLBNY’s estimate of the fair values of its investment securities at implementation of the policy as of September 30, 2009 and thereafter.

Bond Insurer analysis - Certain held-to-maturity private-label MBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The FHLBNY performs cash flow credit impairment tests on all of its private-label insured securities, and the analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due. If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.
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
Up until March 31, 2010, both Ambac Assurance Corp (“Ambac”), and MBIA Insurance Corp (“MBIA”), the two primary bond insurers for the FHLBNY, had been paying claims in order to meet any cash flow deficiency within the structure of the insured securities. On March 24, 2010, Ambac, with the consent of the Commissioner of Insurance for the State of Wisconsin (the “Commissioner”), entered into a temporary injunction to suspend payments to bond holders and to create a segregated account for bondholders. As a result, payments from Ambac to trustees of certain insured bonds owned by the FHLBNY were also temporarily suspended. The amounts suspended were not significant as of September 30, 2010. MBIA is continuing to meet claims for bonds owned by the FHLBNY.
Within the boundaries set in the methodology outlined above, which are reassessed at each quarter, the Bank believes it is appropriate to assert whether or not insurer credit support can be relied upon over a certain period of time. For Ambac that support period ended at March 31, 2010 (no-reliance after that date) based on the FHLBNY’s analysis of the temporary injunction by the Commissioner. In March 2010, S&P revised its counterparty credit rating on Ambac to “R” from below investment grade. S&P’s rating action was consistent with the level of regulatory intervention at Ambac. MBIA is currently rated below investment grade. As with all assumptions, changes to these assumptions (if bond insurers are deemed fully viable and able to fulfill their insurance obligations for bonds owned by the FHLBNY) may result in materially different outcomes.
For reasons outlined in previous paragraphs, the FHLBNY believes that bond insurance is an inherent aspect of credit support within the structure of the security itself and it is appropriate to include insurance in its evaluation of expected cash flows and determination of OTTI in future periods. The FHLBNY has also established that the terms of insurance enable the insurance to travel with the security if the security is sold in the future.
Impairment analysis of mortgage-backed securities
Securities with a fair value below amortized cost basis are considered impaired. Determining whether a decline in fair value is OTTI requires significant judgment. The FHLBNY evaluates its individual held-to-maturity investment in private-label issued mortgage- and asset-backed securities for OTTI on a quarterly basis. As part of this process, the FHLBNY assesses if it has the intent to sell the security or “it is more likely than not” that it will be required to sell the impaired investment before recovery of its amortized cost basis. To assess whether the entire amortized cost basis of the FHLBNY’s private-label MBS will be recovered in future periods, beginning with the quarter ended September 30, 2009 and thereafter, the Bank performed OTTI analysis by cash flow testing 100 percent of its private-label MBS. In the first two quarters of 2009, the FHLBNY’s methodology was to analyze all its private-label MBS to isolate securities that were considered to be at risk of OTTI and to perform cash flow analysis on securities at risk of OTTI.

Cash flow analysis derived from the FHLBNY’s own assumptions - Assessment for OTTI employed by the FHLBNY’s own techniques and assumptions were determined primarily using historical performance data of the 53 private-label MBS at September 30, 2010. These assumptions and performance measures were benchmarked by comparing to (1) performance parameters from “market consensus”, and (2) the assumptions and parameters provided by the OTTI Committee for the FHLBNY’s private-label MBS, which represented about 50 percent of the FHLBNY’s private-label MBS portfolio.
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
If the security is insured by a bond insurer and the security relies on the insurer for support either currently or potentially in future periods, the FHLBNY performs another analysis to assess the financial strength of the monoline insurers. The results of the insurer financial analysis (“monoline burn-out period”) are then incorporated in the third-party cash flow model, as a key input. If the cash flow model projected cash flow shortfalls (credit impairment) on an insured security, the monoline’s burnout period (an end date for credit support), is then input to the cash flow model. The end date, also referred to as the burnout date, provides the necessary information as an input to the cash flow model for the continuation of cash flows up until the burnout date. Any cash flow shortfalls that occur beyond the “burn-out” date are considered to be not recoverable and the insured security is then deemed to be credit impaired.
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
Role and scope of the OTTI Governance Committee
Beginning with the third quarter of 2009, the OTTI Committee has adopted guidelines that each FHLBank should assess credit impairment by cash flow testing of 100 percent of private-label securities. Of the 53 private-label MBS owned by the FHLBNY, approximately 50 percent of MBS backed by sub-prime loans, home equity loans, and manufactured housing loans were deemed to be outside the scope of the OTTI Committee because sufficient loan level collateral data was not available to determine the assumptions under the OTTI Committee’s approach described below. The remaining securities were modeled in the OTTI Committee common platform. The FHLBNY developed key modeling assumptions and forecasted cash flows using the FHLBNY’s own assumptions for 100 percent of its private-label MBS.
Cash flow derived from the OTTI Committee common platform - Consistent with the guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to perform cash flow analyses for the securities within the scope of the OTTI Committee as a means of benchmarking the FHLBNY’s own cash flow analysis. At September 30, 2010 and December 31, 2009, FHLBanks of San Francisco and Chicago cash flow tested approximately 50 percent of the FHLBNY’s private-label MBS. Although the FHLBNY has engaged the two FHLBanks to perform the cash flow analysis, the FHLBNY is ultimately responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and performing the required present value calculations using appropriate historical cost bases and yields.
The FHLBanks of San Francisco and Chicago performed cash flow analysis for the FHLBNY’s private-label securities in scope using two third-party models to establish the modeling assumptions and calculate the forecasted cash flows in the structure of the MBS. The first model considered borrower characteristics and the particular attributes of the loans underlying a security in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which were based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank’s housing price forecast as of September 30, 2010 assumed current-to-trough home price declines ranging from 0 percent to 10 percent over the 3- to 9-month period beginning July 1, 2010. Thereafter, home prices are projected to remain flat in the first year, and increase 1 percent in the second year, 3 percent in the third year, 4 percent in the fourth year, 5 percent in the fifth year, 6 percent in the sixth year and 4 percent in each subsequent year.
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
GSE issued securities - The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac or a government agency by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities. Based on the Bank’s analysis, GSE and U.S. agency issued securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE and agency issued securities given the current levels of collateral and credit enhancements and guarantees that exist to protect the investments.
Mortgage Loans Held-for-portfolio
The FHLBNY participates in the Mortgage Partnership Finance program® (“MPF” ®) by purchasing conventional mortgage loans from its participating members, hereafter referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans purchased were not a significant total of the outstanding mortgage loans held-for-portfolio at September 30, 2010 and December 31, 2009. The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities. The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers. Collectability of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80 percent at origination, which is paid for by the borrower. Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”) for which the maximum exposure was estimated to be $11.6 million and $13.9 million at September 30, 2010 and December 31, 2009. The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI. The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY. For assuming this risk, PFIs receive monthly “credit enhancement fees” from the FHLBNY.
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
The allowances for credit losses on mortgage loans were $5.5 million and $4.5 million as of September 30, 2010 and December 31, 2009. The Bank’s analysis of the MPF portfolio concluded that the risks within the portfolio were materially the same for all MPF loans, and further segmentation and disaggregation was not necessary.
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
The FHLBNY had no foreign currency assets, liabilities or hedges at September 30, 2010 or December 31, 2009.
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
The FHLBNY routinely issues debt to investors and makes advances to members in which a derivative instrument is “embedded”. Upon execution of these transactions, the FHLBNY assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If the FHLBNY determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate, standalone instrument with the same terms would qualify as a derivative instrument, the embedded derivative would be separated from the host contract as prescribed for hybrid financial instruments under accounting standards for derivatives and hedge accounting, and carried at fair value. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, the changes in fair value would be reported in current earnings (such as an investment security classified as “trading”; or, if the FHLBNY cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and no portion of the contract would be designated as a hedging instrument). The FHLBNY had no financial instruments with embedded derivatives that required bifurcation at September 30, 2010, September 30, 2009 or at December 31, 2009.
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
Cash Collateral associated with Derivative Contracts
The Bank reports derivative assets and derivative liabilities in its Statements of Condition after giving effect to legally enforceable master netting agreements with derivative counterparties, which include interest receivable and payable on derivative contracts and the fair values of the derivative contracts. The Bank records cash collateral received and paid in the Statements of Condition as Derivative assets and liabilities in the following manner — Cash collateral pledged by the Bank is reported as a deduction to Derivative liabilities; cash collateral received from derivative counterparties is reported as a deduction to Derivative assets. No securities were either pledged or received as collateral for derivatives at September 30, 2010 and December 31, 2009.
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
Accounting for the Consolidation of Variable Interest Entities - In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to improve financial reporting by enterprises involved with variable interest entities (“VIEs”) and to provide more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. The guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBNY), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The FHLBNY has evaluated its operations and investments and has concluded that it has no VIEs and this pronouncement did not impact its financial statements, results of operations and cash flows.
Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements — In January 2010, the FASB issued amended guidance for fair value measurements and disclosures. The amended guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the FHLBNY), except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the FHLBNY), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The FHLBNY adopted this guidance as of January 1, 2010. Adoption of the guidance resulted in increased financial statement footnote disclosures only. It did not impact the Statements of Condition, Operations, Cash Flows, or Changes in Capital or the determination of fair value.
Accounting for Transfers of Financial Assets - On June 12, 2009, the FASB issued guidance, which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance include: (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that to qualify for sales accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBNY), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The FHLBNY has evaluated the effect of the adoption of this guidance and has concluded that adoption had no impact on its financial statements, results of operations and cash flows.

Note 3. Cash and due from banks.
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in cash and due from banks.
Compensating balances
The Bank maintained average required clearing balances with the Federal Reserve Banks of approximately $1.0 million as of September 30, 2010 and December 31, 2009. The Bank uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through deposit reserves
The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks were $50.3 million and $29.3 million as of September 30, 2010 and December 31, 2009. The Bank includes member reserve balances in Other liabilities in the Statements of Condition.
Note 4. Held-to-maturity securities.
Held-to-maturity securities consist of mortgage- and asset-backed securities (collectively mortgage-backed securities or “MBS”), state and local housing finance agency bonds, and short-term certificates of deposit issued by highly rated banks and financial institutions (none at September 30, 2010 and December 31, 2009). At September 30, 2010 and December 31, 2009, the FHLBNY had pledged MBS of $3.0 million and $2.0 million (amortized cost basis) to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.
Mortgage-backed securities - The FHLBNY’s investments in MBS are predominantly government sponsored enterprise issued securities. The carrying value of investments in mortgage-backed securities issued by Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”) (together, government sponsored enterprises or “GSEs”) and a U.S. government agency at September 30, 2010 was $6.6 billion, or 88.2% of the total MBS classified as held-to-maturity. The comparable carrying value of GSE issued MBS at December 31, 2009 was $8.7 billion, or 89.1% of the total MBS classified as held-to-maturity. The carrying values (amortized cost less non-credit component of OTTI) of privately issued mortgage- and asset-backed securities at September 30, 2010 and December 31, 2009 were $0.9 billion and $1.1 billion. Privately issued MBS primarily included asset-backed securities, mortgage pass-throughs and Real Estate Mortgage Investment Conduit bonds, and securities supported by manufactured housing loans.
State and local housing finance agency bonds - Investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) were classified as held-to-maturity and the amortized cost basis were $740.3 million and $751.8 million at September 30, 2010 and December 31, 2009.

Major Security Types
The amortized cost basis, the gross unrecognized holding gains and losses, the fair values of held-to-maturity securities, and OTTI recognized in AOCI were as follows (in thousands):

	September 30, 2010
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Basis	in OCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$939,289	$—	$939,289	$54,613	$—	$993,902
Freddie Mac	269,514	—	269,514	15,240	—	284,754

Total pools of mortgages	1,208,803	—	1,208,803	69,853	—	1,278,656

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,854,693	—	1,854,693	58,691	—	1,913,384
Freddie Mac	3,184,866	—	3,184,866	106,422	—	3,291,288
Ginnie Mae	127,167	—	127,167	751	—	127,918

Total CMOs/REMICs	5,166,726	—	5,166,726	165,864	—	5,332,590

Commercial Mortgage-Backed Securities
Freddie Mac	173,969	—	173,969	12,556	—	186,525
Ginnie Mae	48,953	—	48,953	2,152	—	51,105

Total commercial mortgage-backed securities	222,922	—	222,922	14,708	—	237,630

Non-GSE MBS
CMOs/REMICs	338,995	(2,014)	336,981	7,464	(1,618)	342,827
Commercial MBS	—	—	—	—	—	—

Total non-federal-agency MBS	338,995	(2,014)	336,981	7,464	(1,618)	342,827

Asset-Backed Securities
Manufactured housing (insured)	182,711	—	182,711	—	(22,141)	160,570
Home equity loans (insured)	265,230	(68,589)	196,641	30,217	(3,064)	223,794
Home equity loans (uninsured)	191,646	(25,440)	166,206	15,665	(24,451)	157,420

Total asset-backed securities	639,587	(94,029)	545,558	45,882	(49,656)	541,784

Total MBS	$7,577,033	$(96,043)	$7,480,990	$303,771	$(51,274)	$7,733,488

Other
State and local housing finance agency obligations	$740,256	$—	$740,256	$2,537	$(86,326)	$656,466
Certificates of deposit	—	—	—	—	—	—

Total other	$740,256	$—	$740,256	$2,537	$(86,326)	$656,466

Total Held-to-maturity securities	$8,317,289	$(96,043)	$8,221,246	$306,308	$(137,600)	$8,389,954

	December 31, 2009
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Basis	in OCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$1,137,514	$—	$1,137,514	$38,378	$—	$1,175,892
Freddie Mac	335,368	—	335,368	12,903	—	348,271

Total pools of mortgages	1,472,882	—	1,472,882	51,281	—	1,524,163

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,609,254	—	2,609,254	70,222	(2,192)	2,677,284
Freddie Mac	4,400,003	—	4,400,003	128,952	(3,752)	4,525,203
Ginnie Mae	171,531	—	171,531	245	(1,026)	170,750

Total CMOs/REMICs	7,180,788	—	7,180,788	199,419	(6,970)	7,373,237

Ginnie Mae-CMBS	49,526	—	49,526	62	—	49,588

Non-GSE MBS
CMOs/REMICs	447,367	(2,461)	444,906	2,437	(7,833)	439,510
Commercial MBS	—	—	—	—	—	—

Total non-federal-agency MBS	447,367	(2,461)	444,906	2,437	(7,833)	439,510

Asset-Backed Securities
Manufactured housing (insured)	202,278	—	202,278	—	(37,101)	165,177
Home equity loans (insured)	307,279	(79,445)	227,834	12,795	(25,136)	215,493
Home equity loans (uninsured)	217,981	(28,664)	189,317	3,436	(34,804)	157,949

Total asset-backed securities	727,538	(108,109)	619,429	16,231	(97,041)	538,619

Total MBS	$9,878,101	$(110,570)	$9,767,531	$269,430	$(111,844)	$9,925,117

Other
State and local housing finance agency obligations	$751,751	$—	$751,751	$3,430	$(11,046)	$744,135
Certificates of deposit	—	—	—	—	—	—

Total other	$751,751	$—	$751,751	$3,430	$(11,046)	$744,135

Total Held-to-maturity securities	$10,629,852	$(110,570)	$10,519,282	$272,860	$(122,890)	$10,669,252

Unrealized Losses
The following tables summarize held-to-maturity securities with fair values below their amortized cost basis. The fair values and gross unrealized holding losses are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position as follows (in thousands):

	September 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$140,035	$(13,210)	$181,819	$(73,116)	$321,854	$(86,326)

Total Non-MBS	140,035	(13,210)	181,819	(73,116)	321,854	(86,326)

MBS Investment Securities
MBS — Other US Obligations
Ginnie Mae	—	—	—	—	—	—
MBS-GSE
Fannie Mae	—	—	—	—	—	—
Freddie Mac	—	—	—	—	—	—

Total MBS-GSE	—	—	—	—	—	—

MBS-Private-Label	—	—	606,453	(100,911)	606,453	(100,911)

Total MBS	—	—	606,453	(100,911)	606,453	(100,911)

Total	$140,035	$(13,210)	$788,272	$(174,027)	$928,307	$(187,237)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$212,112	$(8,611)	$43,955	$(2,435)	$256,067	$(11,046)

Total Non-MBS	212,112	(8,611)	43,955	(2,435)	256,067	(11,046)

MBS Investment Securities
MBS — Other US Obligations
Ginnie Mae	122,359	(1,020)	2,274	(6)	124,633	(1,026)
MBS-GSE
Fannie Mae	780,645	(2,192)	—	—	780,645	(2,192)
Freddie Mac	814,881	(3,752)	—	—	814,881	(3,752)

Total MBS-GSE	1,595,526	(5,944)	—	—	1,595,526	(5,944)

MBS-Private-Label	113,140	(1,523)	765,445	(196,134)	878,585	(197,657)

Total MBS	1,831,025	(8,487)	767,719	(196,140)	2,598,744	(204,627)

Total	$2,043,137	$(17,098)	$811,674	$(198,575)	$2,854,811	$(215,673)

Impairment analysis of GSE issued securities - The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and a government agency by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities. Based on the Bank’s analysis, GSE and agency issued securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE and agency issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.
Impairment analysis of held-to-maturity non-agency private-label mortgage- and asset-backed securities (“PLMBS”)
Management evaluates its investments for OTTI on a quarterly basis, under amended OTTI guidance issued by the Financial Accounting Standards Board (“FASB”) in the 2009 first quarter. This amended OTTI guidance, which the FHLBNY early adopted in the 2009 first quarter, results in only the credit portion of OTTI securities being recognized in earnings. The noncredit portion of OTTI, which represent fair value losses of OTTI securities, is recognized in AOCI. Prior to 2009, if impairment was determined to be other-than-temporary, the impairment loss recognized in earnings was equal to the entire difference between the security’s amortized cost basis and its fair value. Prior to 2009, the FHLBNY had no impaired securities. Beginning with the quarter ended September 30,

2009, and thereafter, the FHLBNY performed its OTTI analysis by cash flow testing 100 percent of it private-label MBS.
Base case (best estimate) assumptions and adverse case scenarios — In evaluating its private-label MBS for OTTI, the FHLBNY develops a base case assumption about future changes in home prices, prepayments, default and loss severities. The base case assumptions are the Bank’s best estimate of the performance parameters of its private-label MBS. The assumptions are then input to an industry standard bond cash flow model that generates expected cash flows based on various security classes in the securitization structure of each private-label MBS. See Note 1 for information with respect to critical estimates and assumptions about the Bank’s impairment methodologies. In addition to evaluating its private-label MBS under a base case scenario, the FHLBNY also performs a cash flow analysis for each security determined to be OTTI under a more stressful performance scenario. For more information, see Table: “Adverse case scenario — September 30, 2010” that summarizes the base case assumptions and OTTI results under an adverse case scenario.
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
The two primary monoline insurers, Ambac and MBIA, have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to assess the ability of the monoline insurers to meet future insurance obligations. Predicting when bond insurers may no longer have the ability to perform under their contractual agreements is a key impairment measurement parameter which the FHLBNY continually adjusts to factor the changing operating conditions at Ambac and MBIA. MBIA is currently rated below investment grade. Ambac’s rating was recently updated from below investment grade to “R”, which is indicative of regulatory intervention, as Ambac is under conservatorship. Financial information, cash flows and results of operations from the two monolines are closely monitored and analyzed by the management of FHLBNY. Based on on-going analysis of Ambac and MBIA at each interim period in 2009 and the three quarters ended September 30, 2010, the FHLBNY management has shortened the period it believes the two monolines can continue to provide insurance support as a result of the changing operating conditions at Ambac and MBIA. The FHLBNY performs this analysis and makes a re-evaluation of the bond insurance support period quarterly.
Up until March 31, 2010, both Ambac Assurance Corp. (“Ambac”) and MBIA Insurance Corp (“MBIA”), the two primary bond insurers for the FHLBNY, had been paying claims in order to meet any current cash flow deficiency within the structure of the insured securities. As of September 30, 2010, MBIA is continuing to meet claims. On March 24, 2010, Ambac, with the consent of the Commissioner of Insurance for the State of Wisconsin (the “Commissioner”), entered into a temporary injunction to suspend payments to bond holders and to create a segregated account for bond holders, which had no effect on payments due from Ambac through March 31, 2010. As a result, payments from Ambac to trustees of certain insured bonds owned by the FHLBNY were suspended. The amounts suspended were not material. Changes to these and other key assumptions may result in materially different outcomes and the realization of additional other-than-temporary impairment charges in the future.
OTTI at September 30, 2010 — To assess whether the entire amortized cost basis of the Bank’s private-label MBS will be recovered, the Bank performed cash flow analysis for 100 percent of the FHLBNY’s private-label MBS outstanding at September 30, 2010. Cash flow assessments identified credit impairment on four HTM private-label mortgage-backed securities, and $3.1 million of other-than-temporary impairment (“OTTI”) was recorded as a charge to earnings in the 2010 third quarter. All four securities had been previously determined to be OTTI, and the additional impairment (or re-impairment) in the 2010 third quarter was due to further deterioration in the credit performance metrics of the securities. The non-credit portion of OTTI recorded in AOCI was not significant. In the 2010 first two quarters, the FHLBNY had recorded a credit impairment charge of $4.6 million.

The tables below contain summary analysis of securities1 that were deemed OTTI in the three quarters of 2010 (in thousands):

					Quarter Ended		Nine Months Ended
	Quarter ended September 30, 2010				September 30, 2010		September 30, 2010
	Insurer MBIA		Insurer Ambac		OTTI		OTTI
Security		Fair		Fair	Credit	Non-credit[2]	Credit	Non-credit[2]
Classification	UPB	Value	UPB	Value	Loss	Loss	Loss	Loss

HEL Subprime*	$31,876	$15,050	$16,341	$8,233	$(3,067)	$(2,569)	$(7,737)	$(3,164)

Total	$31,876	$15,050	$16,341	$8,233	$(3,067)	$(2,569)	$(7,737)	$(3,164)

*	HEL Subprime — MBS supported by home equity loans.

	Quarter ended June 30, 2010
	Insurer MBIA		Insurer Ambac		OTTI
Security		Fair		Fair	Credit	Non-credit[2]
Classification	UPB	Value	UPB	Value	Loss	Loss

HEL Subprime*	$20,976	$9,044	$37,456	$22,564	$(1,270)	$(1,068)

Total	$20,976	$9,044	$37,456	$22,564	$(1,270)	$(1,068)

*	HEL Subprime — MBS supported by home equity loans.

	Quarter ended March 31, 2010
	Insurer MBIA		Insurer Ambac		OTTI
Security		Fair		Fair	Credit	Non-credit[2]
Classification	UPB	Value	UPB	Value	Loss	Loss

HEL Subprime*	$21,637	$9,730	$45,476	$26,015	$(3,400)	$473

Total	$21,637	$9,730	$45,476	$26,015	$(3,400)	$473

*	HEL Subprime — MBS supported by home equity loans.

[1]	At September 30, 2010, the total carrying value of the securities prior to OTTI was $22.7 million. The carrying values and fair values of OTTI securities in a loss position prior to OTTI were $8.6 million and $8.1 million also at September 30, 2010.

[2]	Represents net amount of impairment losses reclassified (from) to AOCI to earnings as a result of additional credit losses on securities that had been previously determined to be OTTI.
With respect to the Bank’s remaining investments, the Bank believes no OTTI exists, other than those already recognized. The Bank’s conclusion is based upon multiple factors — bond issuer MBIA’s continued satisfaction its obligations under the contractual terms of the securities; the estimated performance of the underlying collateral; and the evaluation of the fundamentals of the issuer’s financial condition. Management has not made a decision to sell such securities at September 30, 2010. Management also has concluded that it is “more likely than not” that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. Based on factors outlined above, the FHLBNY believes that the remaining securities classified as held-to-maturity were not other-than-temporarily impaired as of September 30, 2010. However, without continued recovery in the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, or if the presumption of the ability of bond insurer MBIA to support certain insured securities is further negatively impacted by the insurer’s future financial performance, additional OTTI may be recognized in future periods.

OTTI at December 31, 2009 — In the third quarter of 2009 and at December 31, 2009, the FHLBNY cash flow tested 100 percent of its private-label MBS to identify credit impairment. Certain uninsured bonds were also determined to be credit impaired based on cash flow shortfall in the interim periods of 2009. In many instances, the FHLBNY’s cash flow analysis observed additional credit impairment also referred to as credit re-impairments. Observed historical performance parameters of certain securities had deteriorated in 2009, and these factors had increased loss severities in the cash flow analyses of those private-label MBS.
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
September 30, 2009 — Based on the management’s determination of expected cash flow shortfall of certain securities insured by Ambac concurrently with the determination that Ambac’s claim paying ability would not be sufficient in future periods, management concluded that the securities had become OTTI. The cumulative credit losses recognized year-to-date September 30, 2009 was $14.3 million.
The table below summarizes the key characteristics of the securities that were deemed OTTI in the third quarter of 2009 (in thousands):

	Q3 2009 activity
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI		Gross OTTI Losses
Security		Fair		Fair		Fair	Credit	Non-credit	Less than	More than
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	12 months	12 months

HEL Subprime*	$13,304	$7,680	$121,435	$79,700	$62,460	$38,392	$(3,683)	$(26,486)	$—	$(30,169)

Total	$13,304	$7,680	$121,435	$79,700	$62,460	$38,392	$(3,683)	$(26,486)	$—	$(30,169)

*	HEL Subprime — MBS supported by home equity loans.
The following table provides rollforward information of the credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities for which a significant portion of the OTTI (non-credit component) was recognized in AOCI (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Beginning balance	$25,486	$10,593	$20,816	$—
Additions to the credit component for OTTI loss not previously recognized	—	1,459	—	14,276
Additional credit losses for which an OTTI charge was previously recognized	3,067	2,224	7,737	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	—	—	—	—

Ending balance	$28,553	$14,276	$28,553	$14,276

Key Base Assumptions — September 30, 2010
The table below summarizes the weighted average and range of Key Base Assumptions for securities determined to be OTTI in the 2010 third quarter:

	Key Base Assumption - OTTI Securities
	CDR		CPR		Loss Severity %
Security Classification	Range	Average	Range	Average	Range	Average

HEL Subprime*	5.8-6.5	6.3	2.0-3.0	2.3	100.0-100.0	100.0

*	HEL Subprime — MBS supported by home equity loans.
Conditional Prepayment Rate (CPR): 1-((1-SMM^12)) where, SMM is defined as the “Single Monthly Mortality (SMM)” = (Voluntary partial and full prepayments + repurchases + Liquidated Balances)/Beginning Principal Balance — Scheduled Principal). Voluntary prepayment excludes the liquidated balances mentioned above.
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
Adverse case scenario — September 30, 2010
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

	Quarter ended September 30, 2010
	Actual Results - Base Case Scenario		Pro-forma Results - Adverse Case Scenario
		OTTI related to		OTTI related to
	UPB	credit loss	UPB	credit loss
RMBS Prime	$—	$—	$—	$—
Alt-A	—	—	3,338	(76)
HEL Subprime	48,217	(3,067)	145,758	(7,228)

Total	$48,217	(3,067)	$149,096	(7,304)

Third-party Bond Insurer (Monoline insurer support)
The FHLBNY has identified certain MBS that have been determined to be credit impaired despite credit protection from Ambac and MBIA to meet scheduled payments in the future. Cash flows on certain insured securities are currently experiencing cash flow shortfalls.
Monoline Analysis and Methodology - The two monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. A rating downgrade implies an increased risk that the insurer will fail to fulfill its obligations to reimburse the investor for claims under the insurance policies. Monoline insurers are segmented into two categories of claims paying ability — (1) Adequate, and (2) At Risk. These categories represent an assessment of an insurer’s ability to perform as a financial guarantor.
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
Based on the methodology, the Bank has classified FSA (name changed in 2009 to Assured Guaranty Municipal Corp.) as adequate, and MBIA and Ambac as “at risk”. The Bank analyzed Ambac and MBIA and their financial strength to perform with respect to their contractual obligations for the securities owned by the FHLBNY. As of September 30, 2010, MBIA and Assured Guaranty Municipal “AGM” were performing under the terms of their contractual agreements with respect to the FHLBNY’s insured bonds. As discussed previously, Ambac has suspended payments under regulatory orders, and the FHLBNY believes the suspension is temporary. However, estimation of an insurer’s financial strength to remain viable over a long time horizon requires significant judgment and assumptions. Predicting when the insurers may no longer have the ability to perform under their contractual agreements, then comparing the timing and amounts of cash flow shortfalls of securities that are credit impaired to when insurer protection may not be available, and determining credit impairment requires significant judgment.

The monoline analysis methodology resulted in the following “Burnout Period” time horizon dates for Ambac and MBIA:

	Burnout Period
	Ambac	MBIA
September 30, 2010
Burnout period (months)	—	9
Coverage ignore date	9/30/2010	6/30/2011

December 31, 2009
Burnout period (months)	18	18
Coverage ignore date	6/30/2011	6/30/2011

September 30, 2009
Burnout period (months)	83	31
Coverage ignore date	7/31/2016	3/31/2012
Note 5. Available-for-sale securities.
Major Security types - The amortized cost basis, gross unrealized gains, losses, and the fair value of investments classified as available-for-sale were as follows (in thousands):

	September 30, 2010
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrealized	Unrealized	Fair
	Basis	in OCI	Value	Gains	Losses	Value

Cash equivalents	$1,174	$—	$1,174	$—	$—	$1,174
Equity funds	8,361	—	8,361	75	(1,136)	7,300
Fixed income funds	3,928	—	3,928	420	—	4,348
Mortgage-backed securities
CMO-Floating	3,336,502	—	3,336,502	24,675	(218)	3,360,959

Total	$3,349,965	$—	$3,349,965	$25,170	$(1,354)	$3,373,781

	December 31, 2009
	Amortized			Gross	Gross
	Cost	OTTI	Carrying	Unrealized	Unrealized	Fair
	Basis	in OCI	Value	Gains	Losses	Value

Cash equivalents	$1,230	$—	$1,230	$—	$—	$1,230
Equity funds	8,995	—	8,995	57	(1,561)	7,491
Fixed income funds	3,672	—	3,672	196	—	3,868
Mortgage-backed securities
CMO-Floating	2,242,665	—	2,242,665	6,937	(9,038)	2,240,564

Total	$2,256,562	$—	$2,256,562	$7,190	$(10,599)	$2,253,153

There were no AFS mortgage-backed securities supported by commercial loans at September 30, 2010 and December 31, 2009.

Unrealized Losses — MBS securities classified as available-for-sale securities (in thousands):

	September 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae	$68,494	$(83)	$—	$—	$68,494	$(83)
Freddie Mac	79,386	(135)	—	—	79,386	(135)

Total MBS-GSE	147,880	(218)	—	—	147,880	(218)

Total Temporarily Impaired	$147,880	$(218)	$—	$—	$147,880	$(218)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae	$—	$—	$1,006,860	$(6,394)	$1,006,860	$(6,394)
Freddie Mac	—	—	662,237	(2,644)	662,237	(2,644)

Total MBS-GSE	—	—	1,669,097	(9,038)	1,669,097	(9,038)

Total Temporarily Impaired	$—	$—	$1,669,097	$(9,038)	$1,669,097	$(9,038)

Amortized cost of AFS securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, previous OTTI recognized in earnings and/or fair value hedge accounting adjustments. There were no AFS securities determined to be OTTI at September 30, 2010 and December 31, 2009. No AFS securities were hedged at September 30, 2010 and December 31, 2009. Amortization of discounts recorded to income were $1.2 million and $1.4 million for the third quarters ended 2010 and 2009, and $6.3 million and $3.9 million for the nine months ended September 30, 2010 and September 30, 2009.
Management of the FHLBNY has concluded that gross unrealized losses at September 30, 2010 and December 31, 2009, as summarized in the table above, were caused by interest rate changes, credit spreads widening and reduced liquidity in the applicable markets. The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis above represent temporary impairment.
Impairment analysis on Available-for-sale securities - The Bank’s portfolio of mortgage-backed securities classified as available-for-sale (“AFS”) is comprised entirely of securities issued by GSEs collateralized mortgage obligations which are “pass through” securities. The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities. Based on the Bank’s analysis, GSE securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. The U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE issued securities given the current levels of collateral, credit enhancements, and guarantees that exist to protect the investments. Management has not made a decision to sell such securities at September 30, 2010 or subsequently. Management also concluded that it is “more likely than not” that it will not be required to sell such securities before recovery of the amortized cost basis of the security. The FHLBNY believes that these securities were not other-than-temporarily impaired as of September 30, 2010 and December 31, 2009. The Bank established certain grantor trusts to fund current and future payments under certain supplemental pension plans and these are classified as available-for-sale. The grantor trusts invest in money market, equity and fixed-income and bond funds. Investments in equity and fixed-income funds are redeemable at short notice, and realized gains and losses from investments in the funds were not significant. No available-for-sale-securities had been pledged at September 30, 2010 and December 31, 2009.

Note 6. Advances.
Redemption terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2010			December 31, 2009
		Weighted[2]			Weighted[2]
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$—	—%	—%	$2,022	1.20%	—%
Due in one year or less	21,921,391	2.11	27.37	24,128,022	2.07	26.59
Due after one year through two years	8,986,235	2.93	11.22	10,819,349	2.73	11.92
Due after two years through three years	7,713,074	2.95	9.63	10,069,555	2.91	11.10
Due after three years through four years	4,767,042	3.01	5.95	5,804,448	3.32	6.40
Due after four years through five years	4,081,962	3.00	5.10	3,364,706	3.19	3.71
Due after five years through six years	8,590,664	4.34	10.72	2,807,329	3.91	3.09
Thereafter	24,042,443	3.74	30.01	33,742,269	3.78	37.19

Total par value	80,102,811	3.11%	100.00%	90,737,700	3.06%	100.00%

Discount on AHP advances [1]	(50)			(260)
Hedging adjustments	5,594,410			3,611,311

Total	$85,697,171			$94,348,751

[1]	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Interest rates on AHP advances ranged from 1.25% to 4.00% at September 30, 2010 and December 31, 2009.

[2]	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
Impact of putable advances on advance maturities
The Bank offers putable advances to members. With a putable advance, the Bank effectively purchases a put option from the member that allows the Bank to terminate the fixed-rate advance, which is normally exercised when interest rates have increased from those prevailing at the time the advance was made. When the Bank exercises the put option, it will offer to extend additional credit to members at the then prevailing market rates and terms. Typically, the Bank will hedge putable advances with cancellable interest rate swaps with matching terms and will sell the exercise option that will allow swap counterparties to terminate the swaps at the same predetermined exercise dates as the advances. As of September 30, 2010 and December 31, 2009, the Bank had putable advances outstanding totaling $36.7 billion and $41.4 billion, representing 45.8% and 45.6% of par amounts of advances outstanding at those dates.
The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that is controlled by the FHLBNY, and put dates are summarized into similar maturity tenors as the previous table that summarizes advances by contractual maturities (dollars in thousands):

	September 30, 2010		December 31, 2009
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Overdrawn demand deposit accounts	$—	—%	$2,022	—%
Due or putable in one year or less[1]	54,584,453	68.14	56,978,134	62.79
Due or putable after one year through two years	8,609,985	10.75	14,082,199	15.52
Due or putable after two years through three years	7,276,674	9.08	8,991,805	9.91
Due or putable after three years through four years	4,532,542	5.66	5,374,048	5.92
Due or putable after four years through five years	2,474,462	3.09	2,826,206	3.12
Due or putable after five years through six years	777,664	0.97	158,329	0.18
Thereafter	1,847,031	2.31	2,324,957	2.56

Total par value	80,102,811	100.00%	90,737,700	100.00%

Discount on AHP advances	(50)		(260)
Hedging adjustments	5,594,410		3,611,311

Total	$85,697,171		$94,348,751

[1]	Due or putable in one year or less includes two callable advances.

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
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2010		December 31, 2009
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Real Estate:
Fixed medium-term single-family mortgages	$344,781	27.20%	$388,072	29.43%
Fixed long-term single-family mortgages	918,967	72.50	926,856	70.27
Multi-family mortgages	3,827	0.30	3,908	0.30

Total par value	1,267,575	100.00%	1,318,836	100.00%

Unamortized premiums	10,027		9,095
Unamortized discounts	(4,700)		(5,425)
Basis adjustment [1]	322		(461)

Total mortgage loans held-for-portfolio	1,273,224		1,322,045
Allowance for credit losses	(5,537)		(4,498)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,267,687		$1,317,547

[1]	Represents fair value basis of open and closed delivery commitments.
The estimated fair values of the mortgage loans as of September 30, 2010 and December 31, 2009 are reported in Note 17 — Fair Values of financial instruments.
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers (See Note 1 — Significant Accounting Policies and Estimates). The first layer is typically 100 basis points but varies with the particular MPF program. The amount of the first layer, or First Loss Account or “FLA”, was estimated as $11.6 million and $13.9 million at September 30, 2010 and December 31, 2009. The FLA is not recorded or reported as a reserve for loan losses as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the Participating Financial Institution (“PFI”) has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued were $0.4 million for the third quarters of 2010 and 2009, and $1.1 million and $1.2 million for the nine months ended September 30, 2010 and 2009, and were reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.
The following provides roll-forward analysis 1 of the allowance for credit losses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Beginning balance	$5,392	$2,760	$4,498	$1,406
Charge-offs	(97)	—	(131)	(14)
Recoveries	11	—	33	—
Provision for credit losses on mortgage loans	231	598	1,137	1,966

Ending balance	$5,537	$3,358	$5,537	$3,358

[1]	Disaggregation was deemed not necessary since the risk characteristics of loans within the MPF program are materially the same.
As of September 30, 2010 and December 31, 2009, the FHLBNY had $25.1 million and $16.0 million of non-accrual conventional loans. Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements. As of September 30, 2010 and December 31, 2009, the FHLBNY had no investment in impaired mortgage loans, other than the non-accrual loans.
The following table summarizes mortgage loans held-for-portfolio past due 90 days or more and still accruing interest (in thousands):

	September 30, 2010	December 31, 2009

Secured by 1-4 family	$668	$570

The past due loans still accruing were VA and FHA insured loans.

Note 8. Deposits.
The FHLBNY accepts demand, overnight and term deposits from its members, qualifying non-members and U.S. government instrumentalities.
The following table summarizes term deposits (in thousands):

	September 30, 2010	December 31, 2009

Due in one year or less	$60,400	$7,200

Total term deposits	$60,400	$7,200

Note 9. Borrowings.
Securities sold under agreements to repurchase
The FHLBNY did not have any securities sold under agreement to repurchase as of September 30, 2010 and December 31, 2009. Terms, amounts and outstanding balances of borrowings from other Federal Home Loan Banks are described under Note 19 — Related party transactions.
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
Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks. The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by the FHLBanks, were approximately $0.8 trillion and $0.9 trillion as of September 30, 2010 and December 31, 2009.
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
The FHLBNY met the qualifying unpledged asset requirements at each reporting dates as follows:

	September 30, 2010	December 31, 2009

Percentage of unpledged qualifying assets to consolidated obligations	111%	109%

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

The following summarizes consolidated obligations issued by the FHLBNY and outstanding (in thousands):

	September 30, 2010	December 31, 2009

Consolidated obligation bonds-amortized cost	$73,847,021	$73,436,939
Fair value basis adjustments	1,060,537	572,537
Fair value basis on terminated hedges	1,099	2,761
Fair value option valuation adjustments and accrued interest	10,236	(4,259)

Total Consolidated obligation-bonds	$74,918,893	$74,007,978

Discount notes-amortized cost	$17,784,192	$30,827,639
Fair value option valuation adjustments	3,716	—

Total Consolidated obligation-discount notes	$17,787,908	$30,827,639

Redemption Terms of consolidated obligation bonds
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2010			December 31, 2009
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate [1]	of total	Amount	Rate [1]	of total

One year or less	$38,972,100	1.10%	52.86%	$40,896,550	1.34%	55.75%
Over one year through two years	15,731,695	1.13	21.34	15,912,200	1.69	21.69
Over two years through three years	9,337,130	2.24	12.66	7,518,575	2.28	10.25
Over three years through four years	3,409,600	2.99	4.62	3,961,250	3.49	5.40
Over four years through five years	3,224,775	3.12	4.37	2,130,300	4.27	2.90
Over five years through six years	498,000	3.71	0.68	644,350	5.15	0.88
Thereafter	2,556,200	4.33	3.47	2,294,700	5.06	3.13

	73,729,500	1.56%	100.00%	73,357,925	1.87%	100.00%

Bond premiums	145,239			112,866
Bond discounts	(27,718)			(33,852)
Fair value basis adjustments	1,060,537			572,537
Fair value basis adjustments on terminated hedges	1,099			2,761
Fair value option valuation adjustments and accrued interest	10,236			(4,259)

	$74,918,893			$74,007,978

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps. The weighted average coupon of bonds outstanding at September 30, 2010 and December 31, 2009 represent contractual coupons payable to investors.
Amortization of bond premiums and discounts resulted in net reduction of interest expense of $8.3 million and $8.7 million for the 2010 third quarter and the same period in 2009, and $22.6 million and $22.5 million for the nine months ended September 30, 2010 and 2009. Amortization of basis adjustments from terminated hedges were $1.7 million and $1.8 million, and were recorded as an expense in the 2010 third quarter and the same period in 2009, and $4.9 million and $5.3 million for the nine months ended September 30, 2010 and 2009.
Debt extinguished
No debt was retired in the first or third quarter of 2010 or in all quarters in 2009. In the second quarter of 2010, the Bank extinguished $250.0 million of consolidated obligation bond at an insignificant gain.
Transfers of consolidated obligation bonds to other FHLBanks
The Bank may transfer certain bonds at negotiated market rates to other FHLBanks to meet the FHLBNY’s asset and liability management objectives. During the 2010 third quarter, the bank assumed debt from another FHLBank totaling $193.9 million (par amounts). There was no transfer of consolidated obligation bonds to other FHLBanks or assumption of debt in the prior two quarters of 2010. Generally, when debt is transferred in exchange for a cash price that represents the fair market values of the debt. No debt was transferred to the FHLBNY or assumed from another FHLBank for the first three quarters of 2009. For more information, also, see Note 19 — Related party transactions.
When debt is transferred, at trade date, the transferring bank notifies the Office of Finance of a change in primary obligor for the transferred debt.
Impact of callable bonds on consolidated obligation bond maturities
The Bank issues callable bonds to investors. With a callable bond, the Bank effectively purchases an option from the investor that allows the Bank to terminate the consolidated obligation bond at pre-determined option exercise dates, which is normally exercised when interest rates have decreased from those prevailing at the time the bonds were issued. Typically, the Bank will hedge callable bonds with cancellable interest rate swaps with matching terms and will sell the exercise option that will allow swap counterparties to terminate the swaps at the same predetermined exercise dates as the bonds. As of September 30, 2010 and December 31, 2009, the Bank had callable bonds totaling $8.5 billion and $11.7 billion, representing 11.5% and 15.9% of par amounts of consolidated bonds outstanding at those dates.

The following summarizes bonds outstanding by year of maturity or next call date (dollars in thousands):

	September 30, 2010		December 31, 2009
		Percentage		Percentage
	Amount	of total	Amount	of total
Year of Maturity or next call date
Due or callable in one year or less	$45,488,400	61.70%	$50,481,350	68.82%
Due or callable after one year through two years	14,465,695	19.62	11,352,200	15.48
Due or callable after two years through three years	6,537,130	8.87	4,073,575	5.55
Due or callable after three years through four years	2,659,600	3.61	3,606,250	4.91
Due or callable after four years through five years	2,579,775	3.50	1,325,800	1.81
Due or callable after five years through six years	232,700	0.31	529,050	0.72
Thereafter	1,766,200	2.39	1,989,700	2.71

	73,729,500	100.00%	73,357,925	100.00%

Bond premiums	145,239		112,866
Bond discounts	(27,718)		(33,852)
Fair value basis adjustments	1,060,537		572,537
Fair value basis adjustments on terminated hedges	1,099		2,761
Fair value option valuation adjustments and accrued interest	10,236		(4,259)

	$74,918,893		$74,007,978

Discount notes
Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par when they mature.
The FHLBNY’s outstanding consolidated discount notes were as follows (dollars in thousands):

	September 30, 2010	December 31, 2009

Par value	$17,791,522	$30,838,104

Amortized cost	$17,784,192	$30,827,639
Fair value option valuation adjustments	3,716	—

Total	$17,787,908	$30,827,639

Weighted average interest rate	0.19%	0.15%

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
Under the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and the Finance Agency’s capital regulations, the FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, Class B1 and Class B2. Class B1 stock is issued to meet membership stock purchase requirements. Class B2 stock is issued to meet activity-based requirements. The FHLBNY requires member institutions to maintain Class B1 stock based on a percentage of the member’s mortgage-related assets and Class B2 stock based on a percentage of advances and acquired member assets outstanding with the FHLBank and certain commitments outstanding with the FHLBank. Class B1 and Class B2 stockholders have the same voting rights and dividend rates.
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
The FHLBNY’s capital plan allows the FHLBNY to recalculate the membership stock purchase requirement any time after 30 days subsequent to a merger. The plan also permits the FHLBNY to use a zero mortgage asset base in performing the calculation, which recognizes the fact that the corporate entity that was once its member no longer exists. Under the plan, the FHLBNY could determine that all of the membership stock formerly held by the member becomes excess stock, which gives the FHLBNY the discretion, but not the obligation, to repurchase that stock prior to the expiration of the five-year notice period.
Capital Ratios
The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	September 30, 2010		December 31, 2009
	Required [4]	Actual	Required [4]	Actual
Regulatory capital requirements:
Risk-based capital[1]	$473,275	$5,432,169	$606,716	$5,874,125
Total capital-to-asset ratio	4.00%	5.27%	4.00%	5.14%
Total capital[2]	$4,123,742	$5,437,706	$4,578,436	$5,878,623
Leverage ratio	5.00%	7.91%	5.00%	7.70%
Leverage capital[3]	$5,154,677	$8,153,790	$5,723,045	$8,815,685

[1]	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

[2]	Required “Total capital” is 4% of total assets. Actual “Total capital” is Actual “Risk-based capital” plus allowance for credit losses. Does not include reserves for the Lehman Brothers receivable which is a specific reserve.

[3]	Actual “Leverage capital” is Actual “Risk-based capital” times 1.5 plus allowance for loan losses.

[4]	Required minimum.
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
At September 30, 2010 and December 31, 2009, mandatorily redeemable capital stock of $67.3 million and $126.3 million were held by former members who had attained non-member status by virtue of being acquired by non-members. A small number of members had also become non-members by relocating their charters to outside the FHLBNY’s membership district.
Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	September 30, 2010	December 31, 2009

Redemption less than one year	$45,708	$102,453
Redemption from one year to less than three years	14,650	16,766
Redemption from three years to less than five years	2,037	2,118
Redemption after five years or greater	4,953	4,957

Total	$67,348	$126,294

Anticipated redemptions assume the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances. Commencing January 1, 2008, the Bank may also redeem, at its discretion, non-members’ membership stock.
Note 12. Affordable Housing Program and REFCORP.
The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of regulatory defined income for the specific purpose of calculating AHP and REFCORP assessments. The FHLBNY charges the amount set aside for AHP to income and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies. If the result of the aggregate 10 percent calculation described above is less than $100 million for all twelve FHLBanks, then the FHLBank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of the twelve FHLBanks. There was no shortfall as of September 30, 2010 or at December 31, 2009.
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
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Beginning balance	$144,074	$140,037	$144,489	$122,449
Additions from current period’s assessments	8,852	15,780	21,350	53,363
Net disbursements for grants and programs	(14,931)	(10,995)	(27,844)	(30,990)

Ending balance	$137,995	$144,822	$137,995	$144,822

Note 13. Total comprehensive income.
Total comprehensive income is comprised of Net income and Accumulated other comprehensive income (loss) (“AOCI”), which includes unrealized gains and losses on available-for-sale securities, cash flow hedging activities, employee supplemental retirement plans, and the non-credit portion of OTTI on HTM securities.
Changes in AOCI and total comprehensive income were as follows for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30
		Non-credit			Accumulated
	Available-	OTTI on HTM	Cash	Supplemental	Other		Total
	for-sale	securities,	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	net of accretion	hedges	Plans	Income (Loss)	Income	Income

Balance, June 30, 2009	$(10,129)	$(77,159)	$(26,402)	$(6,550)	$(120,240)

Net change	(5,956)	(23,304)	1,898	—	(27,362)	$140,219	$112,857

Balance, September 30, 2009	$(16,085)	$(100,463)	$(24,504)	$(6,550)	$(147,602)

Balance, June 30, 2010	$20,182	$(101,877)	$(19,614)	$(7,877)	$(109,186)

Net change	3,633	5,834	1,882	—	11,349	$78,792	$90,141

Balance, September 30, 2010	$23,815	$(96,043)	$(17,732)	$(7,877)	$(97,837)

	Nine months ended September 30
		Non-credit			Accumulated
	Available-	OTTI on HTM	Cash	Supplemental	Other		Total
	for-sale	securities,	flow	Retirement	Comprehensive	Net	Comprehensive
	securities	net of accretion	hedges	Plans	Income (Loss)	Income	Income

Balance, December 31, 2008	$(64,420)	$—	$(30,191)	$(6,550)	$(101,161)

Net change	48,335	(100,463)	5,687	—	(46,441)	$474,786	$428,345

Balance, September 30, 2009	$(16,085)	$(100,463)	$(24,504)	$(6,550)	$(147,602)

Balance, December 31, 2009	$(3,409)	$(110,570)	$(22,683)	$(7,877)	$(144,539)

Net change	27,224	14,527	4,951	—	46,702	$189,097	$235,799

Balance, September 30, 2010	$23,815	$(96,043)	$(17,732)	$(7,877)	$(97,837)

Note 14. Earnings per share of capital.
The following table sets forth the computation of earnings per share (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income	$78,792	$140,219	$189,097	$474,786

Net income available to stockholders	$78,792	$140,219	$189,097	$474,786

Weighted average shares of capital	46,800	53,233	48,429	54,505
Less: Mandatorily redeemable capital stock	(685)	(1,280)	(910)	(1,351)

Average number of shares of capital used to calculate earnings per share	46,115	51,953	47,519	53,154

Net earnings per share of capital	$1.71	$2.70	$3.98	$8.93

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
Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Defined Benefit Plan	$4,000	$1,441	$6,623	$4,324
Benefit Equalization Plan (defined benefit)	570	515	1,710	1,544
Defined Contribution Plan and BEP Thrift	528	582	1,137	1,366
Postretirement Health Benefit Plan	281	251	843	753

Total retirement plan expenses	$5,379	$2,789	$10,313	$7,987

The increase in 2010 expenses was primarily due to a short fall payment on the Defined Benefit Plan.
Benefit Equalization Plan (BEP)
The plan’s liability consisted of the accumulated compensation deferrals and accrued interest on the deferrals. There were no plan assets that have been designated for the BEP plan.
Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$163	$153	$489	$458
Interest cost	279	263	837	789
Amortization of unrecognized prior service cost	(17)	(36)	(50)	(108)
Amortization of unrecognized net loss	145	135	434	405

Net periodic benefit cost	$570	$515	$1,710	$1,544

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the FHLBNY’s BEP plan were as follows (dollars in thousands):

	September 30, 2010	December 31, 2009

Discount rate *	5.87%	5.87%
Salary increases	5.50%	5.50%
Amortization period (years)	8	8
Benefits paid during the year	$(739)**	$(537)

*	The discount rate was based on the Citigroup Pension Liability Index at December 31, 2009 and adjusted for duration.

**	Forecast for the year.

Postretirement Health Benefit Plan
The FHLBNY has a postretirement health benefit plan for retirees called the Retiree Medical Benefit Plan. Employees over the age of 55 are eligible provided they have completed ten years of service after age 45.
Components of the net periodic benefit cost for the postretirement health benefit plan were (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Service cost (benefits attributed to service during the period)	$157	$139	$470	$417
Interest cost on accumulated postretirement health benefit obligation	229	217	687	651
Amortization of loss	78	78	235	234
Amortization of prior service cost/(credit)	(183)	(183)	(549)	(549)

Net periodic postretirement health benefit cost	$281	$251	$843	$753

Key assumptions and other information to determine obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	September 30, 2010	December 31, 2009
Weighted average discount rate at the end of the year	5.87%	5.87%

Health care cost trend rates:
Assumed for next year	10.00%	10.00%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2016	2016
Post 65 Ultimate rate	6.00%	6.00%
Post 65 Year that ultimate rate is reached	2016	2016
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line
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
The issuance of the consolidated obligation fixed-rate bonds to investors and the execution of interest rate swaps typically results in cash flow pattern in which the FHLBNY has effectively converted the bonds’ fixed cash flows to variable cash flows that closely match the interest payments it receives on short-term or variable-rate advances. From time-to-time, this intermediation between the capital and swap markets has permitted the FHLBNY to raise funds at a lower cost than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets. The FHLBNY does not issue consolidated obligations denominated in currencies other than U.S. dollars.
Advances - With a putable advance borrowed by a member, the FHLBNY may purchase from the member a put option that enables the FHLBNY to effectively convert an advance from fixed-rate to floating-rate by exercising the put option and terminating the advance at par on the pre-determined put exercise dates. Typically, the FHLBNY will exercise the option in a rising interest rate environment. The FHLBNY may hedge a putable advance by entering into a cancelable interest rate swap in which the FHLBNY pays to the swap counterparty fixed-rate cash flows and receives variable-rate cash flows. This type of hedge is treated as a fair value hedge under the accounting standards for derivatives and hedging. The swap counterparty can cancel the swap on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit to the member on new terms.
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
Firm Commitment Strategies - Mortgage delivery commitments are considered derivatives under the accounting standards for derivatives and hedging, and the FHLBNY accounts for them as freestanding derivatives, and records the fair values of mortgage loan delivery commitments on the balance sheet with an offset to current period earnings. Fair values were de minimis for all periods reported.
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
If a hedged firm commitment no longer qualified as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings. There were no material amounts of gains and losses recognized due to disqualification of firm commitment hedges for the three and nine months ended September 30, 2010, or in 2009.
Forward Settlements - There were no forward settled securities at September 30, 2010 and December 31, 2009 that would settle outside the shortest period of time for the settlement of such securities.
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
Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate swaps in which the FHLBNY was an intermediary was $550.0 million and $320.0 million as of September 30, 2010 and December 31, 2009. Fair values of the swaps sold to members net of the fair values of swaps purchased from derivative counterparties were not material at September 30, 2010 and December 31, 2009. Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.
Economic hedges - In the three and nine months ended September 30, 2010 and in 2009, economic hedges comprised primarily of: (1) Short- and medium-term interest rate swaps that hedged the basis risk (Prime rate, Fed fund rate, and the 1-month LIBOR index) of variable-rate bonds issued by the FHLBNY. These swaps were considered freestanding and changes in the fair values of the swaps were recorded through income. The FHLBNY believes the operational cost of designating the basis hedges in a qualifying hedge would outweigh the benefits of applying hedge accounting. (2) Interest rate caps acquired in the second quarter of 2008 to hedge balance sheet risk, primarily certain capped floating-rate investment securities, were considered freestanding derivatives with fair value changes recorded through Other income (loss) as a Net realized and unrealized gain or loss on derivatives and hedging activities. (3) Interest rate swaps hedging balance sheet risk. (4) Interest rate swaps that had previously qualified as hedges under the accounting standards for derivatives and hedging, but had been subsequently de-designated from hedge accounting as they were assessed as being not highly effective hedges. (5) Interest rate swaps executed to offset the fair value changes of bonds designated under the FVO.

The FHLBNY is not a derivatives dealer and does not trade derivatives for short-term profit.
Credit Risk - The FHLBNY is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The FHLBNY transacts most of its derivatives with major financial institutions. Some of these institutions or their affiliates buy, sell, and distribute consolidated obligations. The FHLBNY is also subject to operational risks in the execution and servicing of derivative transactions. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBNY manages counterparty credit risk through credit analysis and collateral requirements and by following the requirements set forth in Finance Agency’s regulations. In determining credit risk, the FHLBNY considers accrued interest receivables and payables, and the legal right to offset assets and liabilities by counterparty.
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
The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives. When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure, less collateral held, represents the appropriate measure of credit risk. Substantially all derivative contracts are subject to master netting agreements or other right of offset arrangements. At September 30, 2010 and December 31, 2009, the Bank’s credit exposure, representing derivatives in a fair value net gain position was approximately $32.4 million and $8.3 million after the recognition of any cash collateral held by the FHLBNY. The credit exposure at September 30, 2010 and December 31, 2009 included $25.0 million and $0.8 million in net interest receivable.
Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of FHLBNY with respect to derivative contracts. Exposure to counterparties is measured by derivatives in a fair value loss position from the FHLBNY’s perspective, which from the counterparties’ perspective is a gain. At September 30, 2010 and December 31, 2009, derivatives in a net unrealized loss position, which represented the counterparties’ exposure to the potential non-performance risk of the FHLBNY, were $784.5 million and $746.2 million after deducting $3.8 billion and $2.2 billion of cash collateral pledged by the FHLBNY at those dates to the exposed counterparties. The FHLBNY is exposed to the risk of derivative counterparties defaulting on the terms of the derivative contracts and failing to return cash deposited with counterparties. If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties. To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged is exposed to credit risk. Derivative counterparties holding the FHLBNY’s cash as pledged collateral were rated Single A or better at September 30, 2010, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

The following tables represented outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Notional Amount of		Derivative
	Derivatives	Derivative Assets	Liabilities
Fair value of derivatives instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$93,872,212	$1,260,136	$(5,856,880)

Total derivatives in hedging instruments	$93,872,212	$1,260,136	$(5,856,880)

Derivatives not designated as hedging instruments
Interest rate swaps	$27,582,914	$39,722	$(9,624)
Interest rate caps or floors	1,900,000	23,650	(69)
Mortgage delivery commitments	20,675	28	(24)
Other*	550,000	10,726	(10,000)

Total derivatives not designated as hedging instruments	$30,053,589	$74,126	$(19,717)

Total derivatives before netting and collateral adjustments	$123,925,801	$1,334,262	$(5,876,597)

Netting adjustments		$(1,301,837)	$1,301,837
Cash collateral and related accrued interest		—	3,790,262

Total collateral and netting adjustments		$(1,301,837)	$5,092,099

Total reported on the Statements of Condition		$32,425	$(784,498)

	December 31, 2009
	Notional Amount of		Derivative
	Derivatives	Derivative Assets	Liabilities

Fair value of derivatives instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$98,776,447	$854,699	$(3,974,207)

Total derivatives in hedging instruments	$98,776,447	$854,699	$(3,974,207)

Derivatives not designated as hedging instruments
Interest rate swaps	$33,144,963	$147,239	$(73,450)
Interest rate caps or floors	2,282,000	77,999	(7,525)
Mortgage delivery commitments	4,210	—	(39)
Other*	320,000	1,316	(956)

Total derivatives not designated as hedging instruments	$35,751,173	$226,554	$(81,970)

Total derivatives before netting and collateral adjustments	$134,527,620	$1,081,253	$(4,056,177)

Netting adjustments		$(1,072,973)	$1,072,973
Cash collateral and related accrued interest		—	2,237,028

Total collateral and netting adjustments		$(1,072,973)	$3,310,001

Total reported on the Statements of Condition		$8,280	$(746,176)

*	Other: Comprised of swaps intermediated for members.
The categories -“Fair value”, “Mortgage delivery commitment”, and “1 Cash Flow” hedges — represent derivative transactions in hedging relationships. If any such hedges do not qualify for hedge accounting under the accounting standards for derivatives and hedging, they are classified as “Economic” hedges. Changes in fair values of economic hedges are recorded through the income statement without the offset of corresponding changes in the fair value of the hedged item. Changes in fair values of qualifying derivative transactions designated in fair value hedges are recorded through the income statement with the offset of corresponding changes in the fair values of the hedged items. The effective portion of changes in the fair values of derivatives designated in a qualifying cash flow hedge is recorded in AOCI.

[1]	None outstanding at September 30, 2010 and December 31, 2009.

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
The components of hedging gains and losses for the three months ended September 30, 2010 and 2009 are summarized below (in thousands):

	Three months ended September 30,
	2010				2009
				Effect of				Effect of
				Derivatives on				Derivatives on
	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest
	Derivative	Hedged Item	Impact	Income [1]	Derivative	Hedged Item	Impact	Income [1]

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(880,233)	$881,448	$1,215	$(478,422)	$(582,983)	$583,165	$182	$(503,185)
Consolidated obligations-bonds	206,540	(208,047)	(1,507)	137,824	98,668	(98,501)	167	151,467
Consolidated obligations-discount notes	—	—	—	—	—	—	—	—

Net gain (loss) related to fair value hedge ineffectiveness	(673,693)	673,401	(292)	(340,598)	(484,315)	484,664	349	(351,718)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	(1,203)	—	(1,203)	—	(1,475)	—	(1,475)	—
Consolidated obligations-bonds	6,753	—	6,753	—	28,420	—	28,420	—
Consolidated obligations-discount notes	(231)	—	(231)	—	(5,711)	—	(5,711)	—
Member intermediation	202	—	202	—	(16)	—	(16)	—
Balance sheet-macro hedges swaps	—	—	—	—	210	—	210	—
Accrued interest-swaps	2,381	—	2,381	—	18,362	—	18,362	—
Accrued interest-intermediation	42	—	42	—	20	—	20	—
Caps and floors
Advances	(19)	—	(19)	—	(305)	—	(305)	—
Balance sheet	(14,618)	—	(14,618)	—	19,196	—	19,196	—
Accrued interest-options	—	—	—	—	(1,786)	—	(1,786)	—
Mortgage delivery commitments	257	—	257	—	47	—	47	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	8,025	—	8,025	—	1,549	—	1,549	—
Consolidated obligations-discount notes	1,674	—	1,674	—	—	—	—	—
Accrued interest on swaps	5,473	—	5,473	—	779	—	779	—

Net gain (loss) related to derivatives not designated as hedging instruments	8,736	—	8,736	—	59,290	—	59,290	—

Total	$(664,957)	$673,401	$8,444	$(340,598)	$(425,025)	$484,664	$59,639	$(351,718)

[1]	Represents interest expense and income generated from hedge qualifying interest-rate swaps that were recorded with interest income and expense of the hedged — bonds, discount notes, and advances.

The components of hedging gains and losses for the nine months ended September 30, 2010 and 2009 are summarized below (in thousands):

	Nine months ended September 30,
	2010				2009
				Effect of				Effect of
				Derivatives on				Derivatives on
	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest
	Derivative	Hedged Item	Impact	Income [1]	Derivative	Hedged Item	Impact	Income [1]

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(2,020,332)	$2,020,771	$439	$(1,519,392)	$1,419,019	$(1,424,126)	$(5,107)	$(1,252,775)
Consolidated obligations-bonds	492,043	(489,735)	2,308	483,049	(418,734)	436,921	18,187	384,150
Consolidated obligations-discount notes	—	—	—	—	—	—	—	474

Net gain (loss) related to fair value
hedge ineffectiveness	(1,528,289)	1,531,036	2,747	(1,036,343)	1,000,285	(987,205)	13,080	(868,151)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	(3,164)	—	(3,164)	—	3,887	—	3,887	—
Consolidated obligations-bonds	(29,762)	—	(29,762)	—	101,662	—	101,662	—
Consolidated obligations-discount notes	(4,331)	—	(4,331)	—	409	—	409	—
Member intermediation	357	—	357	—	(189)	—	(189)	—
Balance sheet-macro hedges swaps	173	—	173	—	2,617	—	2,617	—
Accrued interest-swaps	46,900	—	46,900	—	(37,772)	—	(37,772)	—
Accrued interest-intermediation	91	—	91	—	64	—	64	—
Caps and floors
Advances	(418)	—	(418)	—	(1,056)	—	(1,056)	—
Balance sheet	(47,901)	—	(47,901)	—	50,613	—	50,613	—
Accrued interest-options	(2,598)	—	(2,598)	—	(3,731)	—	(3,731)	—
Mortgage delivery commitments	811	—	811	—	(49)	—	(49)	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	10,381	—	10,381	—	(5,825)	—	(5,825)	—
Consolidated obligations-discount notes	2,448	—	2,448	—	—	—	—	—
Accrued interest on swaps	20,922	—	20,922	—	903	—	903	—

Net gain (loss) related to derivatives not designated as hedging instruments	(6,091)	—	(6,091)	—	111,533	—	111,533	—

Total	$(1,534,380)	$1,531,036	$(3,344)	$(1,036,343)	$1,111,818	$(987,205)	$124,613	$(868,151)

[1]	Represents interest expense and income generated from hedge qualifying interest-rate swaps that were recorded with interest income and expense of the hedged — bonds, discount notes, and advances.
Cash Flow hedges
There were no material amounts for the three and nine months ended September 30, 2010 and 2009 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. The maximum length of time over which the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions is between three and six months. There were no derivatives designated as cash flow hedges at September 30, 2010 and December 31, 2009.
The effective portion of the gain or loss on swaps designated and qualifying as a cash flow hedging instrument is reported as a component of AOCI and reclassified into earnings in the same period during which the hedged forecasted bond expenses affect earnings. The balances in AOCI from terminated cash flow hedges represented net realized losses of $17.7 million and $22.7 million at September 30, 2010 and December 31, 2009. At September 30, 2010, it is expected that over the next 12 months about $5.3 million ($6.9 million at December 31, 2009) of net losses recorded in AOCI will be recognized as a charge to earnings as a yield adjustment to interest expense of consolidated bonds.

The effect of cash flow hedge related derivative instruments for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ended September 30,
	2010				2009
	OCI				OCI
	Gains/(Losses)				Gains/(Losses)
		Location:	Amount	Ineffectiveness		Location:	Amount	Ineffectiveness
	Recorded in	Reclassified to	Reclassified to	Recognized in	Recorded in	Reclassified to	Reclassified to	Recognized in
	OCI [1,2]	Earnings [1]	Earnings [1]	Earnings	OCI [1,2]	Earnings [1]	Earnings [1]	Earnings
The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—	$—	Interest Income	$—	$—
Consolidated obligations-bonds	—	Interest Expense	1,882	—	—	Interest Expense	1,898

Total	$—		$1,882	$—	$—		$1,898	$—

	Nine months ended September 30,
	2010				2009
	OCI				OCI
	Gains/(Losses)				Gains/(Losses)
		Location:	Amount	Ineffectiveness		Location:	Amount	Ineffectiveness
	Recorded in	Reclassified to	Reclassified to	Recognized in	Recorded in	Reclassified to	Reclassified to	Recognized in
	OCI [1,2]	Earnings [1]	Earnings [1]	Earnings	OCI [1,2]	Earnings [1]	Earnings [1]	Earnings
The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—	$—	Interest Income	$—	$—
Consolidated obligations-bonds	(472)	Interest Expense	5,423	—	—	Interest Expense	5,687

Total	$(472)		$5,423	$—	$—		$5,687	$—

[1]	Effective portion

[2]	Represents effective portion of basis adjustments to AOCI from cash flow hedging transactions.

Note 17. Fair Values of financial instruments.
Items Measured at Fair Value on a Recurring Basis
The following table presents for each hierarchy level (see note below), the FHLBNY’s assets and liabilities that were measured at fair value on its Statements of Condition at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities
GSE issued MBS	$3,360,959	$—	$3,360,959	$—	$—
Equity and bond funds	12,822	—	12,822	—	—
Derivative assets(a)
Interest-rate derivatives	32,397	—	1,334,234	—	(1,301,837)
Mortgage delivery commitments	28	—	28	—	—

Total assets at fair value	$3,406,206	$—	$4,708,043	$—	$(1,301,837)

Liabilities
Consolidated obligations:
Discount notes (to the extent SFAS 159 is elected)	$(1,755,901)	$—	$(1,755,901)	$—	$—
Bonds (to the extent SFAS 159 is elected) (b)	(10,761,236)	—	(10,761,236)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(784,474)	—	(5,876,573)	—	5,092,099
Mortgage delivery commitments	(24)	—	(24)	—	—

Total liabilities at fair value	$(13,301,635)	$—	$(18,393,734)	$—	$5,092,099

	December 31, 2009
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities
GSE issued MBS	$2,240,564	$—	$2,240,564	$—	$—
Equity and bond funds	12,589	—	12,589	—	—
Derivative assets(a)
Interest-rate derivatives	8,280	—	1,081,253	—	(1,072,973)
Mortgage delivery commitments	—	—	—	—	—

Total assets at fair value	$2,261,433	$—	$3,334,406	$—	$(1,072,973)

Liabilities
Consolidated obligations:
Discount notes (to the extent SFAS 159 is elected)	$—	$—	$—	$—	$—
Bonds (to the extent SFAS 159 is elected) (b)	(6,035,741)	—	(6,035,741)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(746,137)	—	(4,056,138)	—	3,310,001
Mortgage delivery commitments	(39)	—	(39)	—	—

Total liabilities at fair value	$(6,781,917)	$—	$(10,091,918)	$—	$3,310,001

Level 1 — Quoted prices in active markets for identical assets.

Level 2 — Significant other observable inputs.

Level 3 — Significant unobservable inputs.

(a)	Derivative assets and liabilities were interest-rate contracts, except for de minimis amount of mortgage delivery contracts. Based on an analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)	Based on its analysis of the nature of risks of the FHLBNY’s debt measured at fair value, the FHLBNY has determined that presenting the debt as a single class is appropriate.
Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities would be measured at fair value on a nonrecurring basis, and for the FHLBNY, such items may include mortgage loans in foreclosure, or mortgage loans and held-to-maturity securities written down to fair value, and real estate owned. At September 30, 2010, the Bank measured and recorded the fair values on a nonrecurring basis of HTM securities deemed to be OTTI; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments in certain circumstances (for example, when there is evidence of other-than-temporary impairment — OTTI) in accordance with the guidance on recognition and presentation of other-than-temporary impairment. The nonrecurring measurement basis related to certain private-label HTM mortgage-backed securities determined to be OTTI at September 30, 2010, and were recorded at their fair values of $8.1 million and $42.9 million at September 30, 2010 and December 31, 2009. For more information also see Note 4 — Held-to-maturity securities.

The following table summarizes the fair values of MBS for which a non-recurring change in fair value was recorded at September 30, 2010 (in thousands):

	September 30, 2010
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Home equity loans	$8,063	$—	$—	$8,063

Total	$8,063	$—	$—	$8,063

Note: Certain OTTI securities were written down to their fair values ($8.1 million) when it was determined that their carrying values prior to write-down ($8.6 million) were in excess of their fair values. For Held-to-maturity securities that were previously credit impaired but no additional credit impairment were deemed necessary at September 30, 2010, the securities were recorded at their carrying values and not re-adjusted to their fair values.
The following table summarizes the fair values of MBS for which a non-recurring change in fair value was recorded at December 31, 2009 (in thousands):

	December 31, 2009
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Home equity loans	$42,922	$—	$—	$42,922

Total	$42,922	$—	$—	$42,922

The following table summarizes the fair values of MBS for which a non-recurring change in fair value was recorded at September 30, 2009 (in thousands):

	September 30, 2009
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Home equity loans	$125,771	$—	$—	$125,771

Total	$125,771	$—	$—	$125,771

Estimated fair values — Summary Tables
The carrying value and estimated fair values of the FHLBNY’s financial instruments as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets
Cash and due from banks	$69,471	$69,471	$2,189,252	$2,189,252
Federal funds sold	4,095,000	4,094,993	3,450,000	3,449,997
Available-for-sale securities	3,373,781	3,373,781	2,253,153	2,253,153
Held-to-maturity securities
Long-term securities	8,221,246	8,389,954	10,519,282	10,669,252
Advances	85,697,171	85,949,019	94,348,751	94,624,708
Mortgage loans held-for-portfolio, net	1,267,687	1,341,140	1,317,547	1,366,538
Accrued interest receivable	305,763	305,763	340,510	340,510
Derivative assets	32,425	32,425	8,280	8,280
Other financial assets	3,390	3,390	3,412	3,412

Liabilities
Deposits	3,730,257	3,730,263	2,630,511	2,630,513
Consolidated obligations:
Bonds	74,918,893	75,261,195	74,007,978	74,279,737
Discount notes	17,787,908	17,788,224	30,827,639	30,831,201
Mandatorily redeemable capital stock	67,348	67,348	126,294	126,294
Accrued interest payable	277,647	277,647	277,788	277,788
Derivative liabilities	784,498	784,498	746,176	746,176
Other financial liabilities	57,242	57,242	38,832	38,832

Fair Value Option Disclosures
The following table summarizes the activity related to consolidated obligation bonds and notes for which the Bank elected the fair value option (in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2010	2009	2010	2010	2009	2010
	Bonds		Discount notes*	Bonds		Discount notes*

Balance, beginning of the period	$(9,763,246)	$(550,303)	$(1,753,688)	$(6,035,741)	$(998,942)	$—
New transaction elected for fair value option	(6,601,000)	(1,835,000)	—	(17,771,000)	(2,385,000)	(1,752,185)
Maturities and terminations	5,600,000	—	—	13,060,000	983,000	—
Change in fair value	576	426	(521)	(11,118)	8,653	(1,494)
Change in accrued interest	2,434	(1,091)	(1,692)	(3,377)	6,321	(2,222)

Balance, end of the period	$(10,761,236)	$(2,385,968)	$(1,755,901)	$(10,761,236)	$(2,385,968)	$(1,755,901)

*	Note: Discount notes were not designated under FVO at December 31, 2009
The following table presents the change in fair value included in the Statements of Income for the consolidated obligation bonds and notes designated in accordance with the accounting standards on the fair value option for financial assets and liabilities (in thousands):

	Three months ended September 30,
	2010			2009
	Interest		Total change in fair		Net gain(loss)	Total change in
	expense on	Net gain(loss)	value included in	Interest expense	due to	fair value included
	consolidated	due to changes in	current period	on consolidated	changes in	in current period
	obligations	fair value	earnings	obligations	fair value	earnings

Consolidated obligations-bonds	$(10,926)	$576	$(10,350)	$(1,091)	$426	$(665)
Consolidated obligations-discount notes	(1,692)	(521)	(2,213)	—	—	—

	$(12,618)	$55	$(12,563)	$(1,091)	$426	$(665)

	Nine months ended September 30,
	2010			2009
	Interest				Net gain(loss)	Total change in
	expense on	Net gain(loss)	Total change in	Interest expense	due to	fair value included
	consolidated	due to changes in	fair value included in	on consolidated	changes in	in current period
	obligations	fair value	current period earnings	obligations	fair value	earnings

Consolidated obligations-bonds	$(30,011)	$(11,118)	$(41,129)	$(2,380)	$8,653	$6,273
Consolidated obligations-discount notes	(2,222)	(1,494)	(3,716)	—	—	—

	$(32,233)	$(12,612)	$(44,845)	$(2,380)	$8,653	$6,273

The following table compares the aggregate fair value and aggregate remaining contractual principal balance outstanding of consolidated obligation bonds and notes for which the fair value option has been elected (in thousands):

	September 30, 2010
	Principal		Fair value
	Balance	Fair value	over/(under)
Consolidated obligations-bonds	$10,751,000	$10,761,236	$10,236
Consolidated obligations-discount notes	1,752,185	1,755,901	3,716

	$12,503,185	$12,517,137	$13,952

	December 31, 2009
	Principal		Fair value
	Balance	Fair value	over/(under)
Consolidated obligations-bonds	$6,040,000	$6,035,741	$(4,259)
Consolidated obligations-discount notes	—	—	—

	$6,040,000	$6,035,741	$(4,259)

	September 30, 2009
	Principal		Fair value
	Balance	Fair value	over/(under)
Consolidated obligations-bonds	$2,385,000	$2,385,968	$968
Consolidated obligations-discount notes	—	—	—

	$2,385,000	$2,385,968	$968

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
As of September 30, 2010, four vendor prices were received for substantially all of the FHLBNY’s MBS holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supported the FHLBNY’s conclusion that the final computed prices were reasonable estimates of fair value. While the FHLBNY adopted this common methodology, the fair values of mortgage-backed investment securities are still estimated by FHLBNY’s management which remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.
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
The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 of the fair value hierarchy because of the current lack of significant market activity so that the inputs may not be market based and observable. At September 30, 2010 and December 31, 2009, all private-label mortgage-backed securities were classified as held-to-maturity and were recorded in the balance sheet at their carrying values. Carrying value of a security is the same as its amortized cost, unless the security is determined to be OTTI. In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.
In accordance with the amended guidance under the accounting standards for investments in debt and equity securities, certain held-to-maturity private-label mortgage-backed securities were written down to their fair value at September 30, 2010 and December 31, 2009 as a result of a recognition of OTTI. For such HTM securities, their carrying values are recorded in the balance sheet at their fair values. The fair values and securities are classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy. This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities.
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
The valuation of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk and would also take into account the FHLBNY’s own credit standing and non-performance risk. The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges at least weekly. The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of derivative assets and derivative liabilities in the Statements of Condition at September 30, 2010 and December 31, 2009.
Deposits
The FHLBNY determines estimated fair values of deposits by calculating the present value of expected future cash flows from the deposits. The discount rates used in these calculations are the current cost of deposits with similar terms.
Consolidated obligations
The FHLBNY estimates fair values based on the cost of raising comparable term debt and prices its bonds and discount notes off of the current consolidated obligations market curve, which has a daily active market. The fair values of consolidated obligation debt (bonds and discount notes) are computed using a standard option valuation model using market based and observable inputs: (1) consolidated obligation debt curve (the “CO Curve”) that is available to the public and published by the Office of Finance, and (2) LIBOR curve and volatilities. Model adjustments that are not observable are not considered significant.
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
Note 18. Commitments and contingencies.
The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under the provisions of accounting standard for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at September 30, 2010 and December 31, 2009. The par amount of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, was approximately $0.8 trillion and $0.9 trillion at September 30, 2010 and December 31, 2009.
Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $1,865.4 million and $697.9 million as of September 30, 2010 and December 31, 2009, and had original terms of up to 15 years, with a final expiration in 2019. Standby letters of credit are fully collateralized. Unearned fees on standby letters of credit were recorded in Other liabilities and were not significant as of September 30, 2010 and December 31, 2009. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit.

Under the MPF program, the Bank was unconditionally obligated to purchase $20.7 million and $4.2 million of mortgage loans at September 30, 2010 and December 31, 2009. Commitments are generally for periods not to exceed 45 business days. Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $605.9 million and $484.6 million as of September 30, 2010 and December 31, 2009.
The FHLBNY executes derivatives with major financial institutions and enters into bilateral collateral agreements. When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure. To mitigate the counterparties’ exposures, the FHLBNY deposited $3.8 billion and $2.2 billion in cash with derivative counterparties as pledged collateral at September 30, 2010 and December 31, 2009, and these amounts were reported as a deduction to Derivative liabilities.
The FHLBNY was also exposed to credit risk associated with outstanding derivative transactions measured by the replacement cost of derivatives in net fair value gain positions of $32.4 million and $8.3 million at September 30, 2010 and December 31, 2009. At September 30, 2010, counterparties had deposited $53.8 million in cash as collateral to mitigate such an exposure. At December 31, 2009, the fair values of derivatives in a gain position were below the threshold and derivative counterparties pledged no cash to the FHLBNY.
The FHLBNY charged to operating expenses net rental costs of approximately $0.8 million for the three months ended September 30, 2010 and 2009. The net rental cost for the nine months ended September 30, 2010 and 2009 was $2.5 million. Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.
The following table summarizes contractual obligations and contingencies as of September 30, 2010 (in thousands):

	September 30, 2010
	Payments due or expiration terms by period
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par [1]	$38,972,100	$25,068,825	$6,634,375	$3,054,200	$73,729,500
Mandatorily redeemable capital stock [1]	45,708	14,650	2,037	4,953	67,348
Premises (lease obligations) [2]	3,060	6,284	4,748	4,674	18,766

Total contractual obligations	39,020,868	25,089,759	6,641,160	3,063,827	73,815,614

Other commitments
Standby letters of credit	1,824,089	20,012	17,472	3,861	1,865,434
Consolidated obligations-bonds/ discount notes traded not settled	774,322	—	—	—	774,322
Open delivery commitments (MPF)	20,675	—	—	—	20,675

Total other commitments	2,619,086	20,012	17,472	3,861	2,660,431

Total obligations and commitments	$41,639,954	$25,109,771	$6,658,632	$3,067,688	$76,476,045

[1]	Callable bonds contain exercise date or a series of exercise dates that may result in a shorter redemption period. Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.

[2]	Immaterial amount of commitments for equipment leases are not included.
Impact of the bankruptcy of Lehman Brothers
As previously reported, on September 15, 2008, Lehman Brothers Holdings, Inc. (“LBHI”), the parent company of Lehman Brothers Special Financing Inc. (“LBSF”) and a guarantor of LBSF’s obligations, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. LBSF filed for protection under Chapter 11 in the same court on October 3, 2008. LBSF was a counterparty to FHLBNY on multiple derivative transactions under an International Swap Dealers Association, Inc. master agreement with a total notional amount of $16.5 billion at the time of termination of the Bank’s derivative transactions with LBSF. The net amount that was due to the Bank after giving effect to obligations that were due

LBSF was approximately $65 million. The FHLBNY timely filed proofs of claim in the amount of approximately $65 million as creditors of LBSF and LBHI in connection with the bankruptcy proceedings. The Bank fully reserved the LBSF receivables as the bankruptcies of LBHI and LBSF make the timing and the amount of any recovery uncertain.
As previously reported, the Bank received a Derivatives ADR Notice from LBSF dated July 23, 2010 making a Demand as of the date of the Notice of approximately $268 million owed to LBSF by the Bank. Subsequently, in accordance with the Alternative Dispute Resolution Procedure Order entered by the Bankruptcy Court dated September 17, 2009 (“Order”), the Bank responded to LBSF on August 23, 2010, denying LBSF’s Demand. LBSF served a reply on September 7, 2010, effectively reiterating its position. A mediation has been scheduled pursuant to the Order for December 8, 2010. While the Bank believes that LBSF’s position is without merit, the amount the Bank actually recovers or pays will ultimately be decided in the course of the bankruptcy proceedings.
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
Debt Transfers
During the 2010 third quarter, the bank assumed debt from another FHLBank totaling $193.9 million (par amounts). There was no transfer of consolidated obligation bonds to other FHLBanks or assumption of debt in the prior two quarters of 2010. Generally, when debt is transferred in exchange for a cash price that represents the fair market values of the debt. No debt was transferred to the FHLBNY or assumed from another FHLBank for the first three quarters of 2009.
When debt is transferred, at trade date, the transferring bank notifies the Office of Finance of a change in primary obligor for the transferred debt.
Advances sold or transferred
No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in the first three quarters of 2010 or in 2009.
MPF Program
In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members. Transactions are at market rates. The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans at September 30, 2010 and December 31, 2009 was $87.8 million and $101.2 million from inception of the program through mid-2004. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. Fees paid to the FHLBank of Chicago were $0.1 million in the third quarters of 2010 and 2009, and $0.4 million for the nine months end September 30, 2010 and 2009.
Mortgage-backed Securities
No mortgage-backed securities were acquired from other FHLBanks during the first three quarters of 2010 and 2009.
Intermediation
Notional amounts of $550.0 million and $320.0 million were outstanding at September 30, 2010 and December 31, 2009 in which the FHLBNY acted as an intermediary to sell derivatives to members. The amounts include offsetting identical transactions with unrelated derivatives counterparties. Net fair value exposures of these transactions at September 30, 2010 and December 31, 2009 were not material. The intermediated derivative transactions were fully collateralized.
Loans to and borrowings from other Federal Home Loan Banks
In the current year first three quarters, the FHLBNY extended one overnight loan for a total of $27.0 million to other FHLBanks and none in the same period of 2009. Generally, loans made to other FHLBanks are uncollateralized. There was no outstanding balance as of September 30, 2010 or December 31, 2009. Interest income from such loans were not significant in any period in this report.

The following tables summarize outstanding balances with related parties at September 30, 2010 and December 31, 2009, and transactions for the three and nine months ended September 30, 2010 and 2009 (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital

	September 30, 2010		December 31, 2009
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$69,471	$—	$2,189,252
Federal funds sold	—	4,095,000	—	3,450,000
Available-for-sale securities	—	3,373,781	—	2,253,153
Held-to-maturity securities
Long-term securities	—	8,221,246	—	10,519,282
Advances	85,697,171	—	94,348,751	—
Mortgage loans [1]	—	1,267,687	—	1,317,547
Accrued interest receivable	269,988	35,775	299,684	40,826
Premises, software, and equipment	—	14,550	—	14,792
Derivative assets [2]	—	32,425	—	8,280
Other assets [3]	208	16,236	179	19,160

Total assets	$85,967,367	$17,126,171	$94,648,614	$19,812,292

Liabilities and capital
Deposits	$3,730,257	$—	$2,630,511	$—
Consolidated obligations	—	92,706,801	—	104,835,617
Mandatorily redeemable capital stock	67,348	—	126,294	—
Accrued interest payable	15	277,632	16	277,772
Affordable Housing Program [4]	137,995	—	144,489	—
Payable to REFCORP	—	20,560	—	24,234
Derivative liabilities [2]	—	784,498	—	746,176
Other liabilities [5]	50,339	51,109	29,330	43,176

Total liabilities	$3,985,954	$93,840,600	$2,930,640	$105,926,975

Capital	5,266,984	—	5,603,291	—

Total liabilities and capital	$9,252,938	$93,840,600	$8,533,931	$105,926,975

[1]	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

[2]	Derivative assets and liabilities include insignificant fair values due to intermediation activities on behalf of members.

[3]	Includes insignificant amounts of miscellaneous assets that are considered related party.

[4]	Represents funds not yet disbursed to eligible programs.

[5]	Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party: Income and Expense transactions

	Three months ended
	September 30, 2010		September 30, 2009
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$173,459	$—	$240,573	$—
Interest-bearing deposits [1]	—	1,699	—	1,014
Federal funds sold	—	2,253	—	1,864
Available-for-sale securities	—	7,580	—	6,590
Held-to-maturity securities
Long-term securities	—	84,242	—	111,232
Certificates of deposit	—	—	—	851
Mortgage loans [2]	—	16,333	—	17,405
Loans to other FHLBanks and other	—	—	1	—

Total interest income	$173,459	$112,107	$240,574	$138,956

Interest expense
Consolidated obligations	$—	$158,553	$—	$223,355
Deposits	959	—	516	—
Mandatorily redeemable capital stock	879	—	1,807	—
Cash collateral held and other borrowings	—	14	—	—

Total interest expense	$1,838	$158,567	$2,323	$223,355

Service fees	$1,297	$—	$1,101	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

	Nine months ended
	September 30, 2010		September 30, 2009
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$477,303	$—	$1,094,089	$—
Interest-bearing deposits [1]	—	3,766	—	19,054
Federal funds sold	—	6,600	—	1,933
Available-for-sale securities	—	23,128	—	22,881
Held-to-maturity securities
Long-term securities	—	274,686	—	355,916
Certificates of deposit	—	—	—	1,392
Mortgage loans [2]	—	49,689	—	54,679
Loans to other FHLBanks and other	—	—	1	—

Total interest income	$477,303	$357,869	$1,094,090	$455,855

Interest expense
Consolidated obligations	$—	$481,738	$—	$956,923
Deposits	2,813	—	2,002	—
Mandatorily redeemable capital stock	3,051	—	5,478	—
Cash collateral held and other borrowings	—	14	—	49

Total interest expense	$5,864	$481,752	$7,480	$956,972

Service fees	$3,472	$—	$3,181	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.
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
The top ten advance holders at September 30, 2010, December 31, 2009 and September 30, 2009, and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	September 30, 2010
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Nine months
Hudson City Savings Bank, FSB*	Paramus	NJ	$17,175,000	21.4%	$178,029	$529,488
Metropolitan Life Insurance Company	New York	NY	13,230,000	16.5	75,674	222,705
New York Community Bank*	Westbury	NY	7,593,167	9.5	77,416	230,083
MetLife Bank, N.A.	Bridgewater	NJ	4,969,500	6.2	16,368	40,514
Manufacturers and Traders Trust Company	Buffalo	NY	3,709,163	4.6	11,607	34,369
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,735,000	3.4	27,463	83,763
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.1	17,971	60,244
Valley National Bank	Wayne	NJ	2,361,500	2.9	24,677	73,885
Doral Bank	San Juan	PR	1,531,420	1.9	16,471	53,041
New York Life Insurance Company	New York	NY	1,500,000	1.9	4,274	11,166

Total			$57,304,750	71.4%	$449,950	$1,339,258

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2009
				Percentage of
			Par	Total Par Value	12-months
	City	State	Advances	of Advances	Interest Income
Hudson City Savings Bank, FSB*	Paramus	NJ	$17,275,000	19.0%	$710,900
Metropolitan Life Insurance Company	New York	NY	13,680,000	15.1	356,120
New York Community Bank*	Westbury	NY	7,343,174	8.1	310,991
Manufacturers and Traders Trust Company	Buffalo	NY	5,005,641	5.5	97,628
The Prudential Insurance Co. of America	Newark	NJ	3,500,000	3.9	93,601
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,000,000	3.3	120,870
Emigrant Bank	New York	NY	2,475,000	2.7	64,131
Doral Bank	San Juan	PR	2,473,420	2.7	86,389
MetLife Bank, N.A.	Bridgewater	NJ	2,430,500	2.7	46,142
Valley National Bank	Wayne	NJ	2,322,500	2.6	103,707

Total			$59,505,235	65.6%	$1,990,479

*	At December 31, 2009, officer of member bank also served on the Board of Directors of the FHLBNY.

	September 30, 2009
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Nine months
Hudson City Savings Bank, FSB*	Paramus	NJ	$17,325,000	18.9%	$178,896	$532,100
Metropolitan Life Insurance Company	New York	NY	14,280,000	15.6	84,277	279,360
New York Community Bank*	Westbury	NY	8,148,476	8.9	78,413	233,129
Manufacturers and Traders Trust Company	Buffalo	NY	5,493,756	6.0	19,133	83,856
The Prudential Insurance Co. of America	Newark	NJ	3,500,000	3.8	22,448	71,473
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,960,000	3.2	29,824	91,226
Emigrant Bank	New York	NY	2,475,000	2.7	16,127	48,004
Doral Bank	San Juan	PR	2,473,420	2.7	21,513	65,825
MetLife Bank, N.A.	Bridgewater	NJ	2,382,000	2.6	12,854	34,658
Valley National Bank	Wayne	NJ	2,338,500	2.6	25,608	78,322

Total			$61,376,152	67.0%	$489,093	$1,517,953

*	At September 30, 2009, officer of member bank also served on the Board of Directors of the FHLBNY.

The following table summarizes capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of September 30, 2010 and December 31, 2009 (shares in thousands):

		Number	Percent
	September 30, 2010	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	8,787	18.57%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,339	15.51
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	4,002	8.46
Manufacturers and Traders Trust Company	One M&T Plaza, Buffalo, NY 14203	2,415	5.10
MetLife Bank N.A	501 Route 22 Bridgewater, NJ 08807	2,398	5.07

		24,941	52.71%

		Number	Percent
	December 31, 2009	of shares	of total
Name of beneficial owner	Principal Executive Office Address	owned	capital stock
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	8,748	16.87%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,419	14.31
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	3,777	7.28
Manufacturers and Traders Trust Company	One M&T Plaza, Buffalo, NY 14203	2,952	5.69

		22,896	44.15%

*	Officer of member bank also served on the Board of Directors of the FHLBNY.
Note 21. Subsequent events.
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

Organization of Management’s Discussion and Analysis (“MD&A”).
The FHLBNY’s MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period, the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table	Description	Page
—	Selected Financial Data	64
1	Interest Income – Principal Sources	67
2	Impact of Interest Rate Swaps on Interest Income Earned from Advances	67
3	Interest Expenses – Principal Categories	68
4	Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense	68
5	Components of Net Interest Income	69
6	Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps	71
7	GAAP Versus Economic Basis – Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets	72
8	Spread and Yield Analysis	73
9	Rate and Volume Analysis	74
10	Provision for Credit Losses on Mortgage Loans and Other Income	75
11	Net Gains (Losses) from Derivatives and Hedging Activities	77
12	Gain/(Losses) Reclassified from AOCI to Current Period Income from Cash Flow Hedges	79
13	Operating Expenses	80
14	Statements of Condition	81
15	Advances by Product Type	83
16	Investments by Categories	86
17	Mortgage-Backed Securities – Held-to-Maturity by Issuer	87
18	Available-for-Sale Securities – Composition	87
19	External Rating of the Held-to-Maturity Portfolio	88
20	External Rating of the Available-for-Sale Portfolio	88
21	Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities	88
22	Mortgage Loans by Loan Type	91
23	Consolidated Obligation Bonds by Type	94
24	Discount Notes Outstanding	97
25	Roll-Forward Mandatorily Redeemable Capital Stock	98
26	Derivative Hedging Strategies	100
27	Derivatives Financial Instruments by Hedge Designation	101
28	Derivative Financial Instruments by Product	101
29	Advances and Mortgage Loan Portfolios	102
30	Collateral Supporting Advances to Members	103
31	Collateral Supporting Member Obligations Other Than Advances	104
32	Location of Collateral Held	104
33	Concentration analysis – Top Ten Advance Holders	105
34	Period-Over-Period Change in Investments	105
35	NRSRO Held-to-Maturity Securities	106
36	NRSRO Available-for-Sale Securities	106
37	Carrying Value Basis of Held-to-Maturity Mortgage-Backed Securities by Issuer	107
38	Non-Agency Private Label Mortgage Securities	107
39	OTTI in 2010	108
40	Monoline Insurance of PLMBS	108
41	PLMBS by Year of Securitization and External Rating	109
42	Weighted-Average Market Price of MBS	110
43	Roll-Forward First Loss Account	111
44	Mortgage Loans – Past Due	111
45	Mortgage Loans – Interest Short-Fall	112
46	Mortgage Loans – Allowance for Credit Losses	112
47	Top Five Participating Financial Institutions – Concentration	112
48	Credit Exposure by Counterparty Credit Rating	114
49	Contractual Obligations and Other Commitments	116
50	Deposit Liquidity	117
51	Operational Liquidity	117
52	Contingency Liquidity	118
53	Consolidated Obligation – Original Maturities Less Than One Year	119
54	Unpledged Assets	119
55	FHFA MBS Limits	119
56	FHLBNY Ratings	120

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
Third Quarter 2010 Highlights
The FHLBNY reported Net income of $78.8 million, or $1.71 per share for the 2010 third quarter compared with Net income of $140.2 million or $2.70 per share for the same period in 2009. The return on average equity, which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income (loss) (“AOCI”), was 6.03% for the 2010 third quarter compared with 9.79% for the same period in 2009.

Net income contracted due to the significant decline in Net interest income. Net interest income was $125.2 million in the 2010 third quarter, down from $153.9 million, or a decline of 18.6% from the same period in 2009.
The primary cause of the lower Net interest income was the decline in business volume as measured by average member advances outstanding. Average outstanding advances in the 2010 third quarter was $84.2 billion down from $96.7 billion in the same period in 2009. This adverse change in volume caused Net interest income to decline by $29.9 million over the same period in 2009.
Net interest spread, which is the difference between yields on interest-earning assets and yields on interest-costing liabilities, contracted by 4 basis points in the 2010 third quarter over the same period in 2009. Net interest income and net interest spread contracted to levels more typical of the years before 2009, primarily because the Bank’s funding advantage weakened in 2010.
While FHLBank discount note yield volatility may have stabilized in the current quarter, discount note spreads to LIBOR have narrowed, adversely impacting FHLBNY’s interest margins. In a declining interest rate environment, the Federal Reserve Board’s bill issuance strategy has been to create a steady supply of bills that prevented yields from falling further, appears to have created a “floor” for further declines in Treasury bill yields. In turn, it has also stabilized the FHLBank discount note yields but that has not prevented discount note spreads from narrowing. As a result of the spread compression in the current quarter, discount note issuances were further reduced, and maturing notes were replaced by floating-rate debt and short lockout callable bonds with short maturities. In much of 2009, FHLBank discount notes were issued at wide advantageous spreads to LIBOR, and was one source of the funding advantage in 2009.
Earnings from investing members’ capital and net non-interest bearing liabilities in short-term interest-yielding assets were an important contributor to FHLBNY earnings. In the 2010 third quarter, $9.4 billion of deployed capital potentially could have earned a yield of 17-20 basis points, the weighted average yield on money market instruments in that period. In the same period in 2009, $8.8 billion in deployed capital could potentially have earned also about 17 basis points. Short-term rates were comparable in the current and prior year quarters. Relative contribution from deployed capital depends on (1) the absolute volume of deployed capital as measured by average capital stock, retained earnings, and net non-interest bearing liabilities, and, (2) the short-term investment yields.
In the 2010 third quarter, the FHLBNY increased the impairment of four private-label mortgage-backed securities. Cash flow assessments of the expected credit performance of the securities resulted in the recognition of $3.1 million as other-than-temporary impairment (“OTTI”) with a charge to earnings. All four securities had been previously determined to be OTTI, and the additional impairment in the 2010 third quarter was due to further deterioration in the performance parameters of the securities. Although all four securities are insured by bond insurers, Ambac and MBIA, the Bank’s analysis of the two bond insurers concluded that future credit losses due to projected collateral shortfalls of the insured securities would not be fully supported by the bond insurers. In the same period in 2009, OTTI of $3.7 million in credit impairment was charged to earnings. For more information about impairment methodology and bond insurer analysis, see Note 1 – Significant Accounting Policies and Estimates and Note 4 – Held-to-maturity securities.
In the 2010 third quarter, the FHLBNY recognized $8.4 million of net gains from derivative and hedging activities. In contrast, in the same period in 2009, net gains of $59.6 million were recognized. Net hedging gains were primarily unrealized market value adjustments that resulted from (1) hedge ineffectiveness — interest rate changes that affected the market values of interest rate swaps differently than the market values of the hedged risk, and (2) derivatives designated as economic hedges. When derivatives are designated as economic hedges, changes in the fair values of the derivatives are marked to fair value through earnings with no offsetting changes in fair values of the hedged financial instruments. This effect is sometimes referred to as “one-sided marks”. Hedging gains and losses included interest income or expense paid on swaps designated as economic hedges, in compliance with hedge accounting reporting guidance, which prescribes that such interest be included in the income statement as part of derivatives and hedging activities. Interest income or expense from swaps that qualify for hedge accounting are also included in the income statement but are reported as part of the income or expense of the hedged asset or liability as part of interest margin. See Note 16 to the unaudited financial statements and Table 11 in this MD&A for more information. In general, the FHLBNY holds derivatives and associated hedged instruments and consolidated obligation debt under the Fair Value Option accounting (“FVO”), to their maturity, call, or put dates. When such financial instruments are held to their contractual maturity (or put/call dates), nearly all of the cumulative net fair value gains and losses that are recorded as unrealized will generally reverse over time, and fair value changes will sum to zero over time. In limited instances, the FHLBNY may terminate these instruments prior to maturity or prior to call or put dates, which would result in a realized gain or loss.
Operating Expenses of the FHLBNY were $21.7 million for the 2010 third quarter, up from $17.8 million in the same period in 2009. The FHLBNY was also assessed for its share of the operating expenses for the Finance Agency and the Office of Finance, and those totaled $2.0 million for the 2010 third quarter, up slightly from $1.8 million in the same period in 2009. The 12 FHLBanks and two other GSEs share the administrative cost of the Finance Agency.
REFCORP assessment payments totaled $19.7 million in the 2010 third quarter, down from $35.1 million in the same period in 2009. Affordable Housing Program (“AHP”) assessment set aside from income totaled $8.9 million in the 2010 third quarter, down from $15.8 million in the same period in 2009. Assessments are calculated on Net income before assessments and the decreases were due to the significant decrease in the 2010 third quarter Net income as compared to the same period in 2009. For more information about REFCORP and AHP assessments see the section Assessments under Background in this Form 10-Q, and Note 12 to the unaudited financial statements.

Cash dividend of $1.15 per share of capital stock (4.60% annualized return on capital stock) was paid to stockholders in the 2010 third quarter. In the 2009 third quarter, cash dividend of $1.40 per share (5.60% annualized return on capital stock) was paid.
The FHLBNY continued to experience balance sheet contraction as both its lending and funding steadily declined through the 2010 third quarter. Advances to member banks declined to $85.7 billion at September 30, 2010, a level more typical of that before the credit crisis, from a peak of approximately $109.2 billion in 2008 and $94.3 billion at December 31, 2009. The decline has occurred gradually as member banks have taken advantage of the improved availability of alternate funding sources such as deposits and senior unsecured borrowings in a more liquid market. Member demand for advances has also declined, as loan demand from their customers may have stayed lukewarm due to nationally weak economic conditions.
Aside from advances, the FHLBNY’s primary earning assets are its investment securities portfolios, comprising mainly of GSE and U.S. agency issued mortgage-backed securities (“MBS”), and state and local government housing agency bonds. Such investment securities, classified as long-term investment portfolios, totaled $11.6 billion, or 11.2% of Total assets at September 30, 2010, and included $10.0 billion of GSE and agency issued MBS. Only $0.9 billion of private-label MBS remained outstanding. Investment security values have continued to improve, and previously recorded unrealized fair value losses in AOCI on GSE issued MBS reversed, and fair values were in a net unrealized gain position, as liquidity has gradually returned to the market.
The FHLBNY’s capital remains strong. At September 30, 2010, actual risk based capital was $5.4 billion, compared to required risk based capital of $0.5 billion. To support $103.1 billion of Total assets at September 30, 2010, the required minimum regulatory capital was $4.1 billion, or 4.0% of assets. The FHLBNY’s actual regulatory capital was $5.4 billion, exceeding required capital by $1.3 billion at September 30, 2010. Aggregate capital ratio was at 5.27%, or 1.27% more than the 4.0% regulatory minimum. The FHLBNY has prudently retained capital through the period of credit turmoil. Retained earnings, excluding losses in AOCI, have grown to $701.2 million at September 30, 2010. AOCI losses declined to $97.8 million at September 30, 2010 from $144.5 million at December 31, 2009 primarily because of the improvement in the pricing of mortgage-backed securities designated as available-for-sale.
Shareholders’ equity, the sum of Capital stock, Retained earnings, and AOCI, was $5.3 billion at September 30, 2010, a decline of $336.3 million from December 31, 2009, primarily because of the decline in members’ Capital stock, which declined by $395.4 million. The decrease in Capital stock was consistent with the decrease in advances borrowed by members since members are required to purchase stock as a prerequisite to membership and to hold FHLBNY stock as a percentage of advances borrowed from the FHLBNY. The Bank’s current practice is to redeem stock in excess of the amount necessary to support advance activity on a daily basis. As a result, the amount of capital stock outstanding varies in line with members’ outstanding advance borrowings. For more information about changes in Capital, Retained earnings and AOCI, see Note 13 to the unaudited financial statements in this report.
Year-to-date 2010 Highlights
The FHLBNY reported year-to-date Net income of $189.1 million, or $3.98 per share, compared with $474.8 million, or $8.93 per share for the prior year period.
Net interest income was $347.6 million for the current year period, down $585.5 million from the prior year period. The primary causes were (1) decline in transaction volume in the current year period, (2) increases in debt costs relative to earnings from advances to members and investments, and (3) lower earnings from the deployment of members’ capital to fund interest earning-assets because of decline in member capital due to lower money-market investment yields.
Net realized and unrealized gain (loss) from derivatives and hedging activities was a loss of $3.3 million in the current year period. In contrast, the Bank recorded a gain of $124.6 million from derivatives and hedging activities in the prior year period.
Cash flow assessments of the expected credit performance of the securities resulted in the recognition of $7.7 million as OTTI charges to earnings. The non-credit component of OTTI recorded in AOCI through the third quarter was not significant. In the prior year period, credit related OTTI was $14.3 million. The non-credit component of OTTI recorded in AOCI through the prior year third quarter was $103.9 million.
Business Outlook
The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties which could cause the FHLBNY’s actual results to differ materially from those set forth in such forward-looking statements.
The FHLBNY expects its full year earnings to continue to decline to ultimately reach levels more typical of the years before 2009, primarily as a result of lower net interest margins on the Bank’s core assets, primarily advances and investments in mortgage-backed securities, as the Bank expects continued erosion of its funding advantages.
The Bank’s earnings will continue to be adversely impacted in 2011 in a low interest rate environment as opportunities to invest in high-quality assets and earn a reasonable spread will be limited.

Advances - Management is unable to predict the timing and extent of the expected recovery in the U.S. economy, particularly the recovery in the housing market, or an expectation of continued stability in the financial markets. Against that backdrop, the management of the Bank believes it is also difficult to predict member demand for advances, which is the primary focus of the FHLBNY’s operations and the principal factor that impacts its operating results.
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and long-term funding driven by economic factors such as availability to the Bank’s members of alternative funding sources that are more attractive, such as consumer deposits, the interest rate environment, and the outlook for the economy. Members may choose to prepay advances, which may require prepayment fees, based on their expectations of interest rate changes and demand for liquidity. Demand for advances may also be influenced by the dividend payout rate to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership stock and activity-based stock. Members are required to purchase activity stock in order to borrow advances. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by members of another FHLBank or a non-member, they no longer qualify for membership in the FHLBNY, which cannot renew outstanding advances or provide new advances to non-members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight advance lending if the former member borrowed such advances.
Earnings – As existing high-yielding fixed-rate MBS and some intermediate-term advances continue to pay down or mature, it is unlikely they will be replaced by equivalent high yielding assets due to the low interest rate environment, and this will tend to lower the overall yield on total assets. The FHLBNY expects general advance demand from members to continue to decline, and specifically, the Bank expects limited demand for large intermediate-term advances because many members have adequate liquidity, and other members have significant amounts of intermediate-term advances that were borrowed from the FHLBNY several years ago. The FHLBNY anticipates that such members may be considering prepaying those borrowings, or to not replacing them at maturity. Members that have expressed interest in intermediate-term borrowing have not been significant borrowers in the past.
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
The Bank’s earnings will be adversely impacted in 2011 in the low interest rate environment as opportunities to invest in high-quality assets and to earn a reasonable spread may be limited.
Demand for FHLBank debt - The FHLBNY’s primary source of funds is the sale of consolidated obligations in the capital markets, and the FHLBNY’s ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond the FHLBNY’s control. The FHLBNY may not be able to obtain funding on acceptable terms given the extraordinary market conditions and structural changes in the debt market. If the FHLBNY cannot access funding when needed on acceptable terms, its ability to support and continue operations could be adversely affected, which could negatively affect its financial condition and results of operations. The pricing of the FHLBanks’ longer-term debt remains at levels that are still higher than historical levels, relative to LIBOR. To the extent the FHLBanks receive sub-optimal funding, the Bank’s member institutions in turn may experience higher costs for advance borrowings. To the extent the FHLBanks may not be able to issue long-term debt at economical spreads relative to the 3-month LIBOR rate, the FHLBNY’s members borrowing choices may also be limited.
Credit Impairment of Mortgage-backed securities - OTTI charges of $7.7 million were recorded for the FHLBNY’s MBS portfolios through the current year quarter. However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, the FHLBNY could face additional credit losses. In addition, certain private-label MBS may be undergoing loan modification and forbearance proceedings at the loan level and such processes may have an adverse impact on the amounts and timing of expected cash flows.

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in millions)	2010	2010	2010	2009	2009

Investments (1)	$15,690	$14,971	$15,561	$16,222	$18,741
Interest bearing balance at FRB **	—	—	—	—	—
Advances	85,697	85,286	88,859	94,349	95,945
Mortgage loans held-for-portfolio, net of allowance for credit losses (2)	1,268	1,283	1,288	1,318	1,336
Total assets	103,094	105,183	107,239	114,461	117,604
Deposits and borrowings	3,730	4,795	7,977	2,631	2,276
Consolidated obligations, net
Bonds	74,919	66,247	72,408	74,008	69,671
Discount notes	17,788	27,481	19,816	30,828	38,385
Total consolidated obligations	92,707	93,728	92,224	104,836	108,056
Mandatorily redeemable capital stock	67	70	105	126	128
AHP liability	138	144	146	144	145
REFCORP liability	21	14	14	24	39
Capital
Capital stock	4,664	4,680	4,828	5,059	5,142
Retained earnings	701	676	672	689	666
Accumulated other comprehensive income (loss)	(98)	(109)	(124)	(145)	(147)
Total capital	5,267	5,247	5,376	5,603	5,661
Equity to asset ratio (3)	5.11%	4.99%	5.01%	4.90%	4.81%

	Three months ended					Nine months ended
Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Averages(dollars in millions)	2010	2010	2010	2009	2009	2010	2009

Investments (1)	$16,996	$18,757	$17,711	$18,650	$19,764	$17,811	$5,053
Interest-bearing balance at FRB **	—	—	—	—	—	—	8,062
Advances	84,164	85,609	91,415	94,193	96,704	87,036	100,574
Mortgage loans	1,274	1,281	1,299	1,333	1,357	1,285	1,403
Total assets	106,179	108,325	113,116	117,289	120,754	109,181	128,215
Interest-bearing deposits and other borrowings	5,062	5,212	5,050	2,361	2,083	5,108	2,006
Consolidated obligations, net
Bonds	69,817	71,738	74,297	73,264	69,604	71,934	71,388
Discount notes	21,317	22,354	24,555	31,741	39,521	22,730	44,783
Total consolidated obligations	91,134	94,092	98,852	105,005	109,125	94,664	116,171
Mandatorily redeemable capital stock	68	96	108	143	128	91	135
AHP liability	141	144	144	144	139	143	132
REFCORP liability	10	7	9	15	23	9	23
Capital
Capital stock	4,611	4,719	4,929	5,030	5,195	4,752	5,315
Retained earnings	679	661	658	666	611	666	522
Accumulated other comprehensive income (loss)	(106)	(120)	(141)	(136)	(125)	(122)	(95)
Total capital	5,184	5,260	5,446	5,560	5,681	5,296	5,742

Operating Results and other data
(dollars in millions)	Three months ended					Nine months ended
(except earnings, headcount,	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
and dividends per share)	2010	2010	2010	2009	2009	2010	2009

Net interest income (4)	$125	$116	$106	$116	$154	$348	$585
Net income	79	57	54	97	140	189	475
Dividends paid in cash (7)	54	52	71	74	74	177	191
AHP expense	9	6	6	10	16	21	53
REFCORP expense	20	14	13	24	35	47	119
Return on average equity* (5)	6.03%	4.32%	3.99%	6.85%	9.79%	4.77%	11.06%
Return on average assets*	0.29%	0.21%	0.19%	0.32%	0.46%	0.23%	0.50%
Net OTTI impairment losses	(3)	$(1)	$(3)	$(7)	$(4)	(8)	$(14)
Other non-interest income (loss)	9	(15)	(8)	48	61	(13)	137
Total other income (loss)	6	(16)	(11)	41	57	(21)	123
Operating expenses	22	20	19	22	18	61	54
Finance Agency and Office of Finance	2	2	3	2	2	6	6
Total other expenses	24	22	22	24	20	67	60
Operating expenses ratio* (6)	0.08%	0.08%	0.07%	0.07%	0.06%	0.07%	0.06%
Earnings per share	$1.71	$1.20	$1.09	$1.94	$2.70	$3.98	$8.93
Dividend per share	$1.15	$1.05	$1.41	$1.42	$1.40	$3.60	$3.54
Headcount (Full/part time)	269	270	266	264	259	269	259

(1)	Investments include held-to-maturity securities, available for-sale securities, Federal funds, loans to other FHLBanks, and other interest bearing deposits.

(2)	Allowances for credit losses were $5.5 million, $5.4 million, $5.2 million, $4.5 million, and $3.4 million at the periods ended September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009.

(3)	Equity to asset ratio is capital stock plus retained earnings and Accumulated other comprehensive income (loss) as a percentage of total assets.

(4)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(5)	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average Accumulated other comprehensive income (loss).

(6)	Operating expenses as a percentage of total average assets.

(7)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.

*	Annualized.

**	FRB program commenced in October 2008. On July 2, 2009, the Bank was no longer eligible to collect interest on excess balances.

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
Net Income
The FHLBNY reported current year third quarter Net income of $78.8 million, or $1.71 per share, compared to prior year period Net income of $140.2 million, or $2.70 per share. Current year-to-date Net income was $189.1 million, or $3.98 per share, compared to prior year period Net income of $474.8 million, or $8.93 per share.
Net interest income, a key metric for the FHLBNY and the primary contributor to Net income, was adversely affected in 2010. Net interest income in the current year quarter was $125.2 million, down by $28.7 million from the prior year period, and was the primary cause of the decline in Net income. Net interest income was $347.6 million for the current year-to-date period, down by $237.9 million from the prior year period. The Bank’s cost of debt has become more expensive in 2010 relative to prior year periods. Additionally, the volume of advance business has contracted. Another factor was the decline in member capital stock, which declined in line with advances borrowed by members. The FHLBNY typically invests member capital to fund short-term interest-earning investments and decline in capital stock reduced the potential for earning additional interest income. Hedging activities resulted in a small loss in 2010, in contrast to significant gains, mainly unrealized, that enhanced earnings in the prior year periods.
In the current year quarter, four held-to-maturity private-label MBS were credit impaired and to deemed to be OTTI and $3.1 million was recorded as a charge to Other income (loss), compared to $3.7 million in the prior year period. On a year-to-date basis, credit impairment charge of $7.7 million was recorded in the current year, compared to $14.3 million in the prior year.
Reported Net realized and unrealized loss from hedging activities was a gain of $8.4 million in the current year quarter compared to gain of $59.6 million in the prior year period. On a year-to-date basis, the Bank recorded a loss of $3.3 million in the current year period, in contrast to a gain of $124.6 million in the prior year period. In order to manage the FHLBNY’s interest rate risk profile, the FHLBNY routinely uses derivatives to manage the interest rate risk inherent in the Bank’s assets and liabilities. The hedging losses and gains were primarily due to (1) Fair value changes of interest rate swaps and options designated as economic hedges of debt issued by the FHLBNY, and (2) Reversal of fair value changes recorded in the prior year periods. Hedging losses are net of interest received or paid on swaps designated as economic hedges, in compliance with hedge accounting reporting guidance, which prescribes that such interest is included in the income statement as part of derivatives, and hedging activities. Interest income or expense from swaps that qualify under hedge accounting are also included in the income statement but are reported as part of the income or expense of the hedged asset or liability. See Note 16 to the unaudited financial statements and Table 11 in this MD&A for more information.
The Bank recorded fair value net losses of $12.6 million on consolidated obligation debt that were designated under the Fair Value Option (“FVO”) in the 2010 year-to-date period, compared to a gain of $8.7 million in the prior year period. The debt was economically hedged by interest rate swaps, and gains and losses were largely offset by recorded fair value changes on the swaps by $12.8 million in the 2010 year-to-date period, and $5.8 million in the prior year period. In the current and prior year third quarters, gains were de minimis.
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
Total Other expenses, comprised of Operating expenses and Assessments paid to the Finance Agency and the Office of finance, were $23.7 million for the current year quarter, up by $4.0 million from the prior year period. On a year-to-date basis, Other expenses were $67.7 million, up by $8.1 million from the prior year period.
REFCORP assessments were $19.7 million in current year quarter, down $15.4 million from the prior year period. AHP assessments were $21.4 million, down $32.0 million from the prior year period. On a year-to-date basis, the combined REFCORP and AHP assessment was $68.6 million in the current year period, down $103.4 million from the prior year period. Assessments are calculated on Net income before assessments and the decreases were due to lower Net income in current year periods compared to prior year periods.

Interest Income
Interest income from advances and investments in mortgage-backed securities are the principal sources of income for the FHLBNY. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year periods from the prior year periods. The principal categories of Interest Income are summarized below (dollars in thousands):
Table 1: Interest Income — Principal Sources

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2010	2009	Variance	2010	2009	Variance
Interest Income
Advances	$173,459	$240,573	(27.90)%	$477,303	$1,094,089	(56.37)%
Interest-bearing deposits	1,699	1,014	67.55	3,766	19,054	(80.24)
Federal funds sold	2,253	1,864	20.87	6,600	1,933	NM
Available-for-sale securities	7,580	6,590	15.02	23,128	22,881	1.08
Held-to-maturity securities
Long-term securities	84,242	111,232	(24.26)	274,686	355,916	(22.82)
Certificates of deposit	—	851	(100.00)	—	1,392	(100.00)
Mortgage loans held-for-portfolio	16,333	17,405	(6.16)	49,689	54,679	(9.13)
Loans to other FHLBanks and other	—	1	(100.00)	—	1	(100.00)

Total interest income	$285,566	$379,530	(24.76)%	$835,172	$1,549,945	(46.12)%

Reported Interest income in the Statements of Income was adjusted for the cash flows associated with interest rate swaps (designated in accounting hedges) in which the Bank generally pays fixed-rate cash flows to derivative counterparties, which typically mirrors the fixed-rate coupons received from advances borrowed by members. In exchange, the Bank receives variable-rate LIBOR-indexed cash flows.
Impact of hedging advances - The FHLBNY executes interest rate swaps to modify the effective interest rate terms of many of its fixed-rate advance products and typically all of its putable advances. In these swaps, the FHLBNY effectively converts a fixed-rate stream of cash flows from its fixed-rate advances to a floating-rate stream of cash flows, typically indexed to LIBOR. These cash flow patterns from derivatives were in line with the Bank’s interest rate risk management practices and effectively converted fixed-rate cash flows of hedged advances to LIBOR indexed cash flows. Derivative strategies are used to manage the interest rate risk inherent in fixed-rate advances and are designed to protect future interest income.
The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):
Table 2: Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$651,672	$743,687	$1,996,172	$2,345,699
Net interest adjustment from interest rate swaps [1]	(478,213)	(503,114)	(1,518,869)	(1,251,610)

Total Advance interest income reported	$173,459	$240,573	$477,303	$1,094,089

[1]	Interest portion only
In the current year periods, the FHLBNY paid swap counterparties fixed-rate cash flows, which typically mirrored the coupons on hedged advance. In return, the swap counterparties paid the FHLBNY a pre-determined spread plus the prevailing LIBOR, which resets generally every three months. In the table above, the unfavorable cash flow patterns of the interest rate swaps were indicative of the declining LIBOR rates (obligation of the swap counterparty) compared to fixed-rate obligation of the FHLBNY. The Bank is generally indifferent to changes in the cash flow patterns as it typically hedges its fixed-rate consolidated obligation debt, which is the Bank’s primary funding base, and achieves its overall net interest spread objective.
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
The principal categories of Interest expense are summarized below. Changes in both rate and intermediation volume (average interest-costing liabilities), the mix of debt issuances between bonds and discount notes, and the impact of hedging strategies explain the changes in interest expense (dollars in thousands):
Table 3: Interest Expenses — Principal Categories

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2010	2009	Variance	2010	2009	Variance
Interest Expense
Consolidated obligations-bonds	$147,097	$191,708	(23.27)%	$448,669	$783,695	(42.75)%
Consolidated obligations-discount notes	11,456	31,647	(63.80)	33,069	173,228	(80.91)
Deposits	959	516	85.85	2,813	2,002	40.51
Mandatorily redeemable capital stock	879	1,807	(51.36)	3,051	5,478	(44.30)
Cash collateral held and other borrowings	14	—	NM	14	49	(71.43)

Total interest expense	$160,405	$225,678	(28.92)%	$487,616	$964,452	(49.44)%

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
Impact of hedging debt - The FHLBNY issues both fixed-rate callable and non-callable debt. Typically, the Bank issues callable debt with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of its fixed-rate callable debt. A substantial percentage of non-callable fixed-rate debt is also swapped to “plain vanilla” LIBOR-indexed cash flows.
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
The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):
Table 4: Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$285,874	$343,175	$933,744	$1,167,845
Discount notes-Interest expense before adjustment for swaps	11,456	31,647	33,069	173,702
Net interest adjustment for interest rate swaps [1]	(138,777)	(151,467)	(485,075)	(384,624)

Total Consolidated bonds and discount notes-interest expense reported	$158,553	$223,355	$481,738	$956,923

[1]	Interest portion only

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
The following table summarizes key changes in the components of Net interest income (dollars in thousands):
Table 5: Components of Net Interest Income

	Three months ended September 30,
			Percentage
	2010	2009	Variance
Interest Income
Advances	$173,459	$240,573	(27.90)%
Interest-bearing deposits	1,699	1,014	67.55
Federal funds sold	2,253	1,864	20.87
Available-for-sale securities	7,580	6,590	15.02
Held-to-maturity securities
Long-term securities	84,242	111,232	(24.26)
Certificates of deposit	—	851	(100.00)
Mortgage loans held-for-portfolio	16,333	17,405	(6.16)
Loans to other FHLBanks and other	—	1	(100.00)

Total interest income	285,566	379,530	(24.76)

Interest Expense
Consolidated obligations-bonds	147,097	191,708	(23.27)
Consolidated obligations-discount notes	11,456	31,647	(63.80)
Deposits	959	516	85.85
Mandatorily redeemable capital stock	879	1,807	(51.36)
Cash collateral held and other borrowings	14	—	N/A

Total interest expense	160,405	225,678	(28.92)

Net interest income before provision for credit losses	$125,161	$153,852	(18.65)%

	Nine months ended September 30,
			Percentage
	2010	2009	Variance
Interest Income
Advances	$477,303	$1,094,089	(56.37)%
Interest-bearing deposits	3,766	19,054	(80.24)
Federal funds sold	6,600	1,933	241.44
Available-for-sale securities	23,128	22,881	1.08
Held-to-maturity securities
Long-term securities	274,686	355,916	(22.82)
Certificates of deposit	—	1,392	(100.00)
Mortgage loans held-for-portfolio	49,689	54,679	(9.13)
Loans to other FHLBanks and other	—	1	(100.00)

Total interest income	835,172	1,549,945	(46.12)

Interest Expense
Consolidated obligations-bonds	448,669	783,695	(42.75)
Consolidated obligations-discount notes	33,069	173,228	(80.91)
Deposits	2,813	2,002	40.51
Mandatorily redeemable capital stock	3,051	5,478	(44.30)
Cash collateral held and other borrowings	14	49	(71.43)

Total interest expense	487,616	964,452	(49.44)

Net interest income before provision for credit losses	$347,556	$585,493	(40.64)%

In the 2010 current quarter and year-to-date periods, Net interest income declined from the same periods in 2009. Net interest income is directly impacted by transaction volumes, as measured by average balances of interest earning assets, and by the prevailing balance sheet yields, as measured by coupons on earning assets minus yields paid on interest costing liabilities net of the cash flows paid or received on interest rate derivatives that qualified under hedge accounting rules.
Net interest income, a key metric for the FHLBNY and the primary contributor to Net income, was adversely affected in 2010, and contracted to levels more typical of the years before 2009, primarily because (1) business volume as measured by advances to members declined in the current year relative to 2009, and (2) the Bank’s funding advantages experienced in 2009 weakened in 2010.
Funding environment – Pricing of FHLBank issued discount notes has deteriorated in 2010, relative to 2009. In much of 2009, discount notes had been successfully utilized when such debt could be issued at wide advantageous spreads to LIBOR, and was one source of the funding advantage in 2009. With the easing of the credit crises and market normalization appearing to have set in, FHLBank discount note spread advantage to LIBOR seems to have returned to pre-crises ranges. At those levels, as a funding tool, discount notes were not as attractive as short-term callable bonds or floating rate debt and the FHLBNY reduced its reliance on discount notes in 2010. Discount note pricing has been relatively stable, driven by (1) increased investor demand (primarily from the money market funds) for the 60-day maturity discount notes. Demand for this particular maturity notes was due to the amendment to SEC’s Rule 2a-7 that impacted the money market industry, a major investor group for the FHLBank discount notes, and (2) Federal Reserve Board’s (“FRB”) action to support Treasury bills by issuing enough Treasury bills each week to replace maturing bills, and has tended to stabilize yield volatility, or yields to collapse to zero for bills, and has also reduced yield volatility for FHLB discount notes.
The 3-month LIBOR index is a vital indicator as the FHLBNY attempts to execute interest rate swaps to synthetically convert fixed-rate cash flows to sub-LIBOR cash flows, earning the FHLBNY a spread. The FHLBNY uses interest rate swaps to effectively change the repricing characteristics of a significant portion of its fixed-rate advances and consolidated obligation debt to match shorter-term LIBOR rates that reprice at intervals of three-months or less. When the Bank executes an interest rate swap to change the fixed payments on its debt to a LIBOR rate, the spread between the fixed payments and the LIBOR cash receipts results in the FHLBNY’s effective funding cost. Consequently, the current level of spread between the 3-month LIBOR rate and the swap rate for a fixed-rate FHLBank debt has an impact on the FHLBNY’s profitability. Also, the change in the absolute level of the index tends to impact the sub-LIBOR spread, which in turn, impacts interest margin and profitability.
Both the absolute level of the 3-month LIBOR index and the discount note spreads to swap rates have been uneven during 2010, and have caused the FHLBNY to shift its funding mix to accommodate changing circumstances. The 3-month LIBOR index declined to 29 basis points at September 30, 2010, down from 53 basis points at June 30, 2010, causing adverse spread compression in the 2010 third quarter. In response to changing interest rate market conditions, the FHLBNY made tactical changes to its funding mix by reducing issuances of discount notes in the 2010 third quarter. In mid-2010 second quarter, the increase in the 3-month LIBOR had benefited the pricing of short- and intermediate-term FHLBank bonds as well as discount notes. In the 2010 first quarter, the very low LIBOR level provided very little opportunity for FHLBank bonds and discount notes to yield their historic sub-LIBOR spreads.
Spreads on intermediate-term FHLBank issued bonds have improved in 2010 from the height of the credit crises and appear to have stabilized, although spreads have not returned to the pre-crises levels. Spreads on longer-term bonds have remained at disadvantageous levels well above the historic ranges.
Callable FHLBank issued bonds have declined to their all time lows as the low interest rate environment is fueling increased redemption, which has driven up investor liquidity in an environment in which there is already a shortage of high quality, high yielding assets. This has caused further tightening of spreads for the FHLBank callable debt. Short lockout callable bonds are an exception and have benefited from the relatively attractive funding afforded by inexpensive optionality.
Impact of business volume - Decline in member driven advance business volume, as measured by average advances outstanding, was the contributing factor to the decline of Net interest income in the 2010 third quarter and year-to-date periods. Average outstanding advances in the 2010 third quarter was $84.2 billion down from $96.7 billion in the same period in 2009. Balance sheet contraction caused Net interest income to decline by $29.9 million over the same period in 2009. The impact of balance sheet contraction was even more significant on a year-to-date basis, and caused Net interest income to compress by $101.0 million in 2010 relative to the same period in 2009. For more information, see Table 9, Rate & Volume Analysis.
Additionally, in 2010, certain higher-yielding intermediate-term advances matured, and were replaced by lower yielding advances, and that too has tended to lower Net interest income.
Impact of lower interest income from investing member capital — The FHLBNY earns significant interest income from investing its members’ capital to fund interest-earning assets. Such earnings are sensitive to the changes in short-term interest rates (Rate effects), as well as the average outstanding capital and non-interest bearing liabilities (Volume effects). In the 2010 year-to-date period, the FHLBNY earned less interest income from investing members’ capital and net non-interest assets compared to the same period in the prior year. The primary cause was the decline in stockholders capital stock which has declined in parallel with the lower volume of advances borrowed by members. As capital declines, the FHLBNY has lower amounts of deployed capital to invest and enhance interest income. For more information, see Table 8: Spread and Yield Analysis and Table 9: Rate and Volume Analysis.

Impact of qualifying hedges on Net interest income - The Bank deploys hedging strategies to protect future net interest income that may reduce income in the short-term. On a GAAP basis, the impact of derivatives was to reduce Net interest income for the current quarter and year-to-date basis over the same periods in 2009. For more information, see Table 6, below:
The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):
Table 6: Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps 1

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest Income	$763,779	$882,644	$2,354,041	$2,801,555
Net interest adjustment from interest rate swaps	(478,213)	(503,114)	(1,518,869)	(1,251,610)

Reported interest income	285,566	379,530	835,172	1,549,945

Interest Expense	299,182	377,145	972,691	1,349,076
Net interest adjustment from interest rate swaps	(138,777)	(151,467)	(485,075)	(384,624)

Reported interest expense	160,405	225,678	487,616	964,452

Net interest income (Margin)	$125,161	$153,852	$347,556	$585,493

Net interest adjustment — interest rate swaps	$(339,436)	$(351,647)	$(1,033,794)	$(866,986)

[1]	Net interest accruals of derivatives designated in a fair value or cash flow hedge qualifying under the derivatives and hedge accounting rules were recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities, and had a significant impact on Net interest income.
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
In the 2010 current quarter, on an economic basis, the economic impact of derivatives would have been to increase GAAP Net interest income by $7.9 million. In the same period in 2009, on an economic basis, the impact would have been to decrease GAAP Net interest expense by $19.1 million. On a year-to-date basis, 2010 GAAP Net interest income would have increased by $67.8 million. In contrast, 2009 GAAP Net interest income would have declined by $36.9 million. The reporting classification of interest income or expense associated with swaps designated as economic hedges has no impact on Net income as these adjustments are either reported as a component of Net interest income or as a component of Other income as gains or losses from hedging activities. See Table 7 for additional information.

The following table contrasts Net interest income, Net income spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):
Table 7: GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets 2

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$125,161	0.47%	0.41%	$153,852	0.51%	0.45%

Interest income (expense)
Swaps not designated in a hedging relationship	7,854	0.03	0.03	19,141	0.06	0.07

Economic net interest income	$133,015	0.50%	0.44%	$172,993	0.57%	0.52%

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$347,556	0.43%	0.38%	$585,493	0.61%	0.53%

Interest income (expense)
Swaps not designated in a hedging relationship	67,822	0.08	0.09	(36,869)	(0.03)	(0.05)

Economic net interest income	$415,378	0.51%	0.47%	$548,624	0.58%	0.48%

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

[2]	In the 2010 quarters and in the same periods in 2009, significant amounts of swaps were designated as economic hedges of consolidated obligation debt in a hedging strategy that converted floating-rate debt indexed to 1-month LIBOR, the Prime rate, and the Federal Funds Effective rate to 3-month LIBOR cash flows. The Bank also economically hedged certain short-term fixed-rate debt and discount notes that it also believed would not be highly effective in offsetting changes in the fair values of the debt and the swap. Aggregate swap accruals for economic hedges represented cash in-flows and out-flows. In compliance with accounting standards for derivatives and hedging, interest income and expense from derivatives that did not qualify under hedge accounting were recorded as derivative gains and losses in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities.

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
Table 8: Spread and Yield Analysis

	Three months ended September 30,
	2010			2009
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$84,163,767	$173,459	0.82%	$96,703,710	$240,573	0.99%
Certificates of deposit and other	3,297,811	1,699	0.20	4,105,978	1,866	0.18
Federal funds sold and other overnight funds	5,339,728	2,253	0.17	5,105,043	1,864	0.14
Investments	11,633,953	91,822	3.13	12,907,450	117,822	3.62
Mortgage and other loans	1,273,893	16,333	5.09	1,360,907	17,405	5.07

Total interest-earning assets	$105,709,152	$285,566	1.07%	$120,183,088	$379,530	1.25%

Funded By:
Consolidated obligations-bonds	$69,817,290	$147,097	0.84	$69,604,012	$191,708	1.09
Consolidated obligations-discount notes	21,316,412	11,456	0.21	39,520,933	31,647	0.32
Interest-bearing deposits and other borrowings	5,089,995	973	0.08	2,084,189	516	0.10
Mandatorily redeemable capital stock	68,498	879	5.09	127,964	1,807	5.60

Total interest-bearing liabilities	96,292,195	160,405	0.66%	111,337,098	225,678	0.80%

Capital and other non-interest- bearing funds	9,416,957	—		8,845,990	—

Total Funding	$105,709,152	$160,405		$120,183,088	$225,678

Net Interest Income/Spread		$125,161	0.41%		$153,852	0.45%

Net Interest Margin (Net interest income/Earning Assets)			0.47%			0.51%

[1]	Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the Bank and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond. Similarly, the Bank makes fixed-rate advances to members and hedges the advance with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and rates are annualized.

	Nine months ended September 30,
	2010			2009
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$87,036,068	$477,303	0.73%	$100,573,968	$1,094,089	1.45%
Certificates of deposit and other	2,619,259	3,766	0.19	3,244,842	20,447	0.84
Federal funds sold and other overnight funds	5,682,315	6,600	0.16	9,640,541	1,933	0.03
Investments	12,116,261	297,814	3.29	12,660,109	378,797	4.00
Mortgage and other loans	1,284,879	49,689	5.17	1,404,958	54,679	5.20

Total interest-earning assets	$108,738,782	$835,172	1.03%	$127,524,418	$1,549,945	1.62%

Funded By:
Consolidated obligations-bonds	$71,934,296	$448,669	0.83	$71,387,598	$783,695	1.47
Consolidated obligations-discount notes	22,730,205	33,069	0.19	44,783,185	173,228	0.52
Interest-bearing deposits and other borrowings	5,119,117	2,827	0.07	2,040,807	2,051	0.13
Mandatorily redeemable capital stock	90,964	3,051	4.48	135,084	5,478	5.42

Total interest-bearing liabilities	99,874,582	487,616	0.65%	118,346,674	964,452	1.09%

Capital and other non-interest- bearing funds	8,864,200	—		9,177,744	—

Total Funding	$108,738,782	$487,616		$127,524,418	$964,452

Net Interest Income/Spread		$347,556	0.38%		$585,493	0.53%

Net Interest Margin (Net interest income/Earning Assets)			0.43%			0.61%

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
Table 9: Rate and Volume Analysis

	For the three months ended
	September 30, 2010 vs. September 30, 2009
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$(28,893)	$(38,221)	$(67,114)
Certificates of deposit and other	(397)	230	(167)
Federal funds sold and other overnight funds	89	300	389
Investments	(10,962)	(15,038)	(26,000)
Mortgage loans and other loans	(1,115)	43	(1,072)

Total interest income	(41,278)	(52,686)	(93,964)

Interest Expense
Consolidated obligations-bonds	586	(45,197)	(44,611)
Consolidated obligations-discount notes	(11,780)	(8,411)	(20,191)
Deposits and borrowings	597	(140)	457
Mandatorily redeemable capital stock	(777)	(151)	(928)

Total interest expense	(11,374)	(53,899)	(65,273)

Changes in Net Interest Income	$(29,904)	$1,213	$(28,691)

	For the nine months ended
	September 30, 2010 vs. September 30, 2009
	Increase (decrease)
	Volume	Rate	Total
Interest Income
Advances	$(131,680)	$(485,106)	$(616,786)
Certificates of deposit and other	(3,334)	(13,347)	(16,681)
Federal funds sold and other overnight funds	(1,094)	5,761	4,667
Investments	(15,709)	(65,274)	(80,983)
Mortgage loans and other loans	(4,645)	(345)	(4,990)

Total interest income	(156,462)	(558,311)	(714,773)

Interest Expense
Consolidated obligations-bonds	5,957	(340,983)	(335,026)
Consolidated obligations-discount notes	(61,827)	(78,332)	(140,159)
Deposits and borrowings	2,019	(1,243)	776
Mandatorily redeemable capital stock	(1,586)	(841)	(2,427)

Total interest expense	(55,437)	(421,399)	(476,836)

Changes in Net Interest Income	$(101,025)	$(136,912)	$(237,937)

Provision for Credit Losses and Analysis of Other Income (Loss)
The following table sets forth (1) changes in Provisions for credit losses, and (2) the main components of Other income (loss) (in thousands):
Table 10: Provision for Credit Losses on Mortgage Loans and Other Income

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Provision for credit losses on mortgage loans	$(231)	$(598)	$(1,137)	$(1,966)

Other income (loss):
Service fees	$1,297	$1,101	$3,472	$3,181
Instruments held at fair value-Unrealized (loss) gain	55	426	(12,612)	8,653

Total OTTI losses	(498)	(30,169)	(4,573)	(118,160)
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive loss	(2,569)	26,486	(3,164)	103,884

Net impairment losses recognized in earnings	(3,067)	(3,683)	(7,737)	(14,276)

Net realized and unrealized (loss) gain on derivatives and hedging activities	8,444	59,639	(3,344)	124,613
Net realized gain from sale of available-for-sale securities	—	—	708	721
Other	(624)	(39)	(1,493)	59

Total other income (loss)	$6,105	$57,444	$(21,006)	$122,951

Analysis of Allowances for Credit Losses, and Non-Interest Income (Loss)
The principal components are described below:
Allowance for Credit Losses
•	Mortgage loans held-for-portfolio - The Bank recorded a provision of $0.2 million in the 2010 third quarter and $0.6 million in the same period in 2009 in the Statements of Income based on identification of inherent losses under a policy described more fully in Note – 1 Significant Accounting Policies and Estimates to the unaudited financial statements in this report. Charge offs were insignificant in all periods, and were substantially recovered through the credit enhancement provisions of MPF loans. Cumulatively, the allowance for credit losses recorded in the Statements of Condition have grown to $5.5 million at September 30, 2010, compared to $4.5 million at December 31, 2009. The FHLBNY believes the allowance for loan losses is adequate to cover the losses inherent in the FHLBNY’s mortgage loan portfolio at September 30, 2010 and December 31, 2009.
•	Advances - The FHLBNY’s credit risk from advances at September 30, 2010 and December 31, 2009 were concentrated in commercial banks, savings institutions and insurance companies. All advances were fully collateralized during their entire term. In addition, borrowing members pledged their stock in the FHLBNY as additional collateral for advances. The FHLBNY has not experienced any losses on credit extended to any member since its inception. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.
Service fees
Service fees are derived primarily from providing correspondent banking services to members and fees earned on standby letters of credit. The Bank does not consider income from such services as a significant element of its operations.
Redemption of financial instruments and extinguishment of debt
The Bank retires debt principally to reduce future debt costs when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities. When assets are prepaid ahead of their expected or contractual maturities, the Bank also attempts to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns. Bond retirement typically requires a payment of a premium resulting in a loss. The Bank typically receives prepayment fees when assets are prepaid, and the FHLBNY typically remains economically indifferent.
Net impairment losses recognized in earnings on held-to-maturity securities — Other-than-temporary impairment (“OTTI”)
In the 2010 third quarter, the FHLBNY identified credit re-impairment on four of its private-label mortgage-backed securities that had been previously impaired. Cash flow assessments of the expected credit performance of the securities resulted in the recognition of $3.1 million ($3.7 million in the prior year period) as credit OTTI which was a charge to earnings. The re-impairment in the 2010 third quarter was due to further deterioration in certain credit parameters of the securities. On a year-to-date basis, credit related OTTI of $7.7 million was charged to earnings, compared to $14.3 million in the prior year period.

Net realized and unrealized gain (loss) on derivatives and hedging activities and Earnings impact of derivatives and hedging activities
The Bank may designate a derivative as either a hedge of (1) the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (fair value hedge); (2) a forecasted transaction; or (3) the variability of future cash flows of a floating-rate asset or liability (cash flow hedge). The Bank may also designate a derivative as an economic hedge, which does not qualify for hedge accounting under the accounting standards for derivatives and hedging.
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
Net interest accruals of derivatives designated in qualifying fair value or cash flow hedges under the accounting standards for derivatives and hedging are recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities. Net interest accruals of derivatives that do not qualify for hedge accounting under the accounting standards for derivatives and hedging and interest received from “in-the-money” options are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. The effective portion of changes in the fair value of a derivative that is designated and qualifies as a “cash flow” hedge under the accounting standards for derivatives and hedging are recorded in AOCI.
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
Earnings impact of Instruments held at fair value under the Fair Value Option
Under the accounting standards for the fair value option (“FVO”) for financial assets and liabilities, the FHLBNY elected to carry certain consolidated obligation bonds at fair value in the Statements of Condition. The Bank records changes in the unrealized fair value gains and losses on these liabilities in Other income. In general, transactions elected for the fair value option are in economic hedge relationships by the execution of interest rate swaps to offset the fair value volatility of consolidated obligation debt elected under the FVO.
The fair value adjustments on consolidated obligation debt carried at fair value in the 2010 third quarter and year-to-date period resulted in net unrealized fair value gains and losses as reported in Table 10 above. Such debt was primarily intermediate term bonds and discount notes. Gains are recorded when the debt’s market observable yields are higher then the contractual coupons or yields of the designated debt. Conversely, if market interest rates fall below the contractual coupons or yields, a fair value loss is recorded. Losses and gains would also result in the quarter when designated debt under the FVO matures and previously recorded unrealized gains and losses reverse in that period. When bonds and discount notes are recorded at fair value and are held to maturity, their cumulative fair value changes sum to zero at maturity.
The Bank hedges debt designated under the FVO on an economic basis by executing interest rate swaps with terms that match such debt. Unrealized gains and losses in the 2010 quarters and in the same periods in 2009 were almost entirely offset by fair value changes on derivatives that economically hedged the debt. For more information, see Table 11 below and Note 17 – Fair Values of financial instruments to the unaudited financial statements in this report.

Earnings Impact of Derivatives and Hedging Activities
The FHLBNY reported the following net gains (losses) from derivatives and hedging activities (in thousands):
Table 11: Net Gains (Losses) from Derivatives and Hedging Activities

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$1,215	$182	$439	$(5,107)
Consolidated obligations-bonds	(1,507)	167	2,308	18,187

Net gain (loss) related to fair value hedge ineffectiveness	(292)	349	2,747	13,080

Derivatives not designated as hedging instruments
Economic hedges
Interest rate swaps
Advances	(1,203)	(1,475)	(3,164)	3,887
Consolidated obligations-bonds	6,753	28,420	(29,762)	101,662
Consolidated obligations-discount notes	(231)	(5,711)	(4,331)	409
Member intermediation	202	(16)	357	(189)
Balance sheet-macro hedges swaps	—	210	173	2,617

Fair Values	5,521	21,428	(36,727)	108,386
Accrued interest-swaps	2,381	18,362	46,900	(37,772)
Accrued interest-intermediation	42	20	91	64

Interest accrual	2,423	18,382	46,991	(37,708)

Total swaps	7,944	39,810	10,264	70,678

Caps and floors
Advances	(19)	(305)	(418)	(1,056)
Balance sheet	(14,618)	19,196	(47,901)	50,613

Fair Values	(14,637)	18,891	(48,319)	49,557
Accrued interest-options	—	(1,786)	(2,598)	(3,731)

Total caps and floors	(14,637)	17,105	(50,917)	45,826

Mortgage delivery commitments	257	47	811	(49)

Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	8,025	1,549	10,381	(5,825)
Consolidated obligations-discount notes	1,674	—	2,448	—

Fair values	9,699	1,549	12,829	(5,825)
Accrued interest on swaps	5,473	779	20,922	903

Swaps hedging insturments designated under FVO	15,172	2,328	33,751	(4,922)

Net gain (loss) related to derivatives not designated as hedging instruments	8,736	59,290	(6,091)	111,533

Net realized and unrealized (loss) gain on derivatives and hedging activities	$8,444	$59,639	$(3,344)	$124,613

Key components of hedging gains and losses were primarily due to:
•	Hedge ineffectiveness from fair value hedges of advances and consolidated obligation liabilities that qualified for hedge accounting treatment. Hedge ineffectiveness is typically the difference between changes in fair values of hedged consolidated obligation bonds and advances due to changes in the benchmark rate (adopted as the 3-month LIBOR rate) and changes in the fair value of the associated derivatives.
•	Fair value changes of interest rate swaps designated in economic hedges of consolidated obligation debt, without the offsetting benefit of fair value changes of the hedged debt.
•	Fair value changes of interest rate caps designated in economic hedges of GSE issued capped floating-rate MBS. Market pricing of the tenor and strikes of caps owned by the FHLBNY has fallen steeply since December 31, 2009 primarily because of lower volatilities for such caps. As a result, purchased caps are exhibiting fair value losses. The fair values of the caps, which stood at $23.6 million at September 30, 2010, will ultimately decline to zero if the caps are held to their contractual maturities.
•	Swap income or expense, primarily swap interest accruals, associated with swaps designated as economic hedges.
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

Relatively stable interest rates and volatilities in the 2010 third quarter and in the same period in 2009 kept hedge ineffectiveness to insignificant levels. On a year-to-date basis, in 2010 net ineffectiveness from qualifying hedges resulted in a gain of $2.7 million. In the same period in 2009, fair value ineffectiveness resulted in significant net gains of $13.1 million, in part due to the reversal of fair value losses of debt hedges that had matured in the prior year first two quarters (or were effectively matured when call options were exercised), and in part as a result of market volatility of interest rates causing fair values of hedged bonds to diverge from the swap fair values. Typically, the FHLBNY hedges its advances and bonds with structures that are almost identical, and gains and losses represented hedge ineffectiveness caused by the asymmetrical impact of interest rate volatility on hedged debt and advances and associated swaps.
Economic hedges – An economic hedge represents derivative transactions that are an approved risk management hedge but may not qualify for hedge accounting treatment under the accounting standards for derivatives and hedging. When derivatives are designated as economic hedges, the fair value changes due to changes in the interest rate and volatility of rates are recorded through earnings without the offsetting change in the fair values of the hedged advances and debt as would be afforded under the derivatives and hedge accounting rules. In general, the FHLBNY’s derivatives are held to maturity or to their call or put dates. At inception, the fair value is “at market” and is generally zero. Until the derivative matures or is called or put on pre-determined dates, fair values will fluctuate with changes in the interest rate environment and volatility observed in the swap market. At maturity or scheduled call or put dates, the fair value will generally reverse to zero as the Bank’s derivatives settle at par. Therefore, nearly all of the cumulative net gains and losses that are unrealized at a point in time will reverse over the remaining contractual terms so that the cumulative gains or losses will sum to zero over the contractual maturity, scheduled call, or put dates.
However, interest income and expense have economic consequences since they are the result of exchanges of cash payments or receipts. Additionally, if a derivative is prepaid prior to maturity or at predetermined call and put dates, they are settled at the then existing fair values in cash. Under hedge accounting rules, net swap interest expense and income associated with swaps in economic hedges of assets and liabilities are recorded as hedging losses and gains. On the other hand, when swaps qualify for hedge accounting treatment, interest income and interest expense from interest rate swaps are reported as a component of Net interest income together with interest on the instrument being hedged.
Economic hedges
Interest rate swaps — Fair value changes – The principal components of changes in the fair values of interest rate swaps in economic hedges, often referred to as “one-sided marks” were:
•	Consolidated bond economic hedges – Unrealized gains and losses were generated primarily by: (1) Basis swaps that synthetically converted floating-rate debt (based on non- 3-month LIBOR: Prime rate, Federal funds rate, and 1-month LIBOR rate) to 3-month LIBOR cash flows, and (2) Short-term callable debt swapped by mirror image interest rate swaps. The “pay-leg” of the basis swaps floats with changes to the 3-month LIBOR index. The “receive-leg” floats with changes to indices other than 3-month LIBOR. In 2010, a significant percentage of basis swaps matured, or the swaps were nearing maturity and unrealized gains at December 31, 2009 reversed. When swaps mature, all previously recorded fair value gains and losses reverse. In the 2010 third quarter, recorded gains were reversal of previously recorded net unrealized losses, primarily due to maturing short-term cancellable swaps in economic hedges of callable bonds.
•	Consolidated discount note economic hedges – The FHLBNY hedges the principal amounts of certain term discount notes to convert fixed cash flows to LIBOR indexed cash flows. Fair value losses are all unrealized and will reverse over time. In a declining interest rate environment, the pay-fixed, receive floating swaps are exhibiting fair value losses.
Interest rate swaps — Cash flows (Net interest accruals) – Swap interest accruals are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities if the swap is designated as an economic hedge. If the swap qualifies for hedge accounting treatment, cash flows are recorded as a component of Net interest income. The classification of swap accruals, either as a component of Net interest income or derivatives and hedging activities, has no impact on Net income.
In the 2010 third quarter and year-to-date period, net interest accrual income represented the net cash in-flows primarily from basis swaps hedging the basis risk of changes in floating-rate debt that were indexed to rates other than 3-month LIBOR. Under the contractual terms of the basis swaps the FHLBNY is receiving cash flows indexed to an agreed upon spread to the daily Federal funds effective rate, the 1-month LIBOR rate, and the Prime rate, and in return paying cash flows indexed to an agreed upon spread to the 3-month LIBOR rate.
Interest rate caps – Unfavorable fair values changes of purchased caps resulted in net unrealized fair value losses in 2010. In a declining interest rate environment at September 30, 2010, relative to December 31, 2009 and June 30, 2010, fair values of purchased caps are exhibiting fair value losses. Fair values of interest rate caps were $23.6 million, down from $38.2 million at June 30, 2010, and $71.0 million at December 31, 2009. The fair values of the caps will decline to zero over the contractual life of the caps if held to maturity.
Swaps economically hedging instruments designated under the FVO – In a declining interest rate environment, the receive fixed, pay float (indexed to LIBOR) were in an unrealized fair value gain position. Such gains will also decline to zero if held to maturity or to their call dates.

Derivative gains and losses reclassified from Accumulated other comprehensive income (loss) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):
Table 12: Gains/(Losses) Reclassified from AOCI to Current Period Income from Cash Flow Hedges

	Three months ended		Nine months ended
	September 30,		September 30,
Accumulated other comprehensive income/(loss) from cash flow hedges	2010	2009	2010	2009

Beginning of period	$(19,614)	$(26,402)	$(22,683)	$(30,191)
Net hedging transactions	—	—	(472)	—
Reclassified into earnings	1,882	1,898	5,423	5,687

End of period	$(17,732)	$(24,504)	$(17,732)	$(24,504)

Cash Flow Hedges
In the 2010 current quarter and year-to-date period, fair value basis were reclassified from AOCI as interest expense in parallel with the recognition of interest expense of the debt that had been hedged by “cash flow hedges” in prior years. Fair value basis from settled hedges in the 2010 current quarter and year-to-date periods were not material.
In 2010 and 2009 no material amounts were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. Ineffectiveness from hedges designated as cash flow hedges was not material in any periods reported in this Form 10-Q. Over the next twelve months, it is expected that $5.3 million of net losses recorded in AOCI will be recognized as an interest expense.
There were no open anticipatory cash flow hedges at the current quarter end.
Debt extinguishment and sales of available-for-sale securities
In the second quarter of 2010, the Bank retired $250.0 million of consolidated obligation bond at an insignificant gain. No debt was retired in the first quarter or the third quarter of 2010. In the first quarter of 2010, the Bank sold mortgage-backed securities from its AFS portfolio at a gain of $0.7 million. No securities were sold in the 2010 second and third quarters.
Non-Interest Expense
Operating expenses included the administrative and overhead costs of operating the Bank and the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.

Operating Expenses
The following table sets forth the major categories of operating expenses (dollars in thousands):
Table 13: Operating Expenses

	Three months ended September 30,
		Percentage of		Percentage of
	2010	total	2009	total

Salaries and employee benefits	$15,648	72.25%	$12,075	67.80%
Temporary workers	30	0.14	3	0.02
Occupancy	1,131	5.22	1,128	6.33
Depreciation and leasehold amortization	1,444	6.67	1,369	7.69
Computer service agreements and contractual services	1,666	7.69	1,395	7.83
Professional and legal fees	385	1.78	356	2.00
Other *	1,353	6.25	1,484	8.33

Total operating expenses	$21,657	100.00%	$17,810	100.00%

Finance Agency and Office of Finance	$2,036		$1,834

	Nine months ended September 30,
		Percentage of		Percentage of
	2010	total	2009	total

Salaries and employee benefits	$41,458	67.69%	$36,036	66.77%
Temporary workers	86	0.14	128	0.24
Occupancy	3,270	5.34	3,273	6.06
Depreciation and leasehold amortization	4,201	6.86	4,020	7.45
Computer service agreements and contractual services	6,018	9.83	4,670	8.65
Professional and legal fees	1,983	3.24	1,144	2.12
Other *	4,229	6.90	4,699	8.71

Total operating expenses	$61,245	100.00%	$53,970	100.00%

Finance Agency and Office of Finance	$6,447		$5,663

*	Other primarily represents audit fees, director fees and expenses, insurance and telecommunications.
Staff increases and additional payments towards the Bank’s Defined Benefit Pension plan caused increases in operating expenses in 2010.

Financial Condition: Assets, Liabilities, Capital, Commitments and Contingencies:
Table 14: Statements of Condition

			Net change in	Net change in
(Dollars in thousands)	September 30, 2010	December 31, 2009	dollar amount	percentage
Assets
Cash and due from banks	$69,471	$2,189,252	$(2,119,781)	(96.83)%
Federal funds sold	4,095,000	3,450,000	645,000	18.70
Available-for-sale securities	3,373,781	2,253,153	1,120,628	49.74
Held-to-maturity securities Long-term securities	8,221,246	10,519,282	(2,298,036)	(21.85)
Advances	85,697,171	94,348,751	(8,651,580)	(9.17)
Mortgage loans held-for-portfolio	1,267,687	1,317,547	(49,860)	(3.78)
Accrued interest receivable	305,763	340,510	(34,747)	(10.20)
Premises, software, and equipment	14,550	14,792	(242)	(1.64)
Derivative assets	32,425	8,280	24,145	NM
Other assets	16,444	19,339	(2,895)	(14.97)

Total assets	$103,093,538	$114,460,906	$(11,367,368)	(9.93)%

Liabilities
Deposits
Interest-bearing demand	$3,660,132	$2,616,812	$1,043,320	39.87%
Non-interest bearing demand	9,725	6,499	3,226	49.64
Term	60,400	7,200	53,200	NM

Total deposits	3,730,257	2,630,511	1,099,746	41.81

Consolidated obligations
Bonds	74,918,893	74,007,978	910,915	1.23
Discount notes	17,787,908	30,827,639	(13,039,731)	(42.30)

Total consolidated obligations	92,706,801	104,835,617	(12,128,816)	(11.57)

Mandatorily redeemable capital stock	67,348	126,294	(58,946)	(46.67)

Accrued interest payable	277,647	277,788	(141)	(0.05)
Affordable Housing Program	137,995	144,489	(6,494)	(4.49)
Payable to REFCORP	20,560	24,234	(3,674)	(15.16)
Derivative liabilities	784,498	746,176	38,322	5.14
Other liabilities	101,448	72,506	28,942	39.92

Total liabilities	97,826,554	108,857,615	(11,031,061)	(10.13)

Capital	5,266,984	5,603,291	(336,307)	(6.00)

Total liabilities and capital	$103,093,538	$114,460,906	$(11,367,368)	(9.93)%

Balance sheet overview
The FHLBNY continued to experience balance sheet contraction in the 2010 third quarter. Advances to member banks have remained steady at September 30, 2010, after two quarters of decline. Reported Advances stood at $85.7 billion at September 30, 2010, compared to $85.3 billion at June 30, 2010, and $94.3 billion at December 31, 2009, from a peak of approximately $109.1 billion in 2008. Reported balances include fair value basis of hedged advances. The decline from the balances at December 31, 2009 has occurred as member banks have taken advantage of improved availability of alternate funding sources such as deposits and senior unsecured borrowings in a more liquid market. Member demand for borrowed advances have also declined as loan demand from members’ customers may have stayed lukewarm due to nationally weak economic conditions.

Advances - At September 30, 2010, the FHLBNY’s Total assets were $103.1 billion, a decrease of 9.9%, or $11.4 billion from December 31, 2009. The Bank’s balance sheet management strategy has been to keep balance sheet growth or decline in line with the changes in member demand for advances, which declined 9.2%.
Investments - The FHLBNY’s investment strategies continue to be restrained, and were limited to investments in mortgage-backed securities (“MBS”) issued by GSEs and U.S. government agencies. Acquisitions even in such securities have been made when they justified the Bank’s risk-reward preferences. No MBS acquisitions were made in the held-to-maturity (“HTM”) securities portfolio in the 2010-second and third quarters. In the 2010 first quarter, the Bank added $174.0 million of GSE issued fixed-rate MBS.
Floating-rate GSE and U.S. government issued MBS were acquired for the Bank’s available-for-sale (“AFS”) portfolio in 2010 that kept acquisitions ahead of paydowns. Market pricing of GSE issued MBS improved at September 30, 2010 as liquidity appeared to return to the market place, and substantially all of MBS in the AFS portfolio were in net unrealized fair value gain positions. Fair values of the Bank’s private-label securities continue to be depressed, as market conditions for such securities remained uncertain. For more information about fair values of AFS and HTM securities, see Note 17 to the unaudited financial statements in this report.
Leverage - At September 30, 2010, balance sheet leverage was 19.6 times shareholders’ equity, compared to 20.4 times capital at December 31, 2009. The Bank’s balance sheet management strategy is to keep the balance sheet change in line with the changes in member demand for advances, although from time-to-time the Bank may maintain excess liquid investments to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally, growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged. Under existing capital management practices, members are required to purchase capital stock to support their borrowings from the Bank, and when capital stock is in excess of the amount that is required to support advance borrowings, the Bank redeems the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remains relatively unchanged. As capital increases or declines in line with higher or lower volumes of advances, the Bank may also adjust its assets by increasing or decreasing holdings of short-term investments in certificates of deposit, and, to some extent, its positions in Federal funds sold, which it inventories to accommodate unexpected member needs for liquidity.
Debt - In the 2010 third quarter and in the same period in 2009, the primary source of funds for the FHLBNY continued to be from issuance of consolidated obligation bonds and discount notes. Discount notes are consolidated obligations with maturities up to one year, and consolidated bonds have maturities of one year or longer. The mix between the use of discount notes and bonds has fluctuated during the 2010 first three quarters and through 2009, partly because of fluctuations in the market pricing of discount notes relative to the pricing of fixed-rate bonds with similar maturities, and partly because of the price attractiveness of short-term callable and non-callable bonds that could be swapped back to 3-month LIBOR rates, as an alternative to discount notes. In the 2010 first quarter, the Bank decreased its issuances of discount notes mainly because of unfavorable pricing relative to alternative funding, primarily short-term callable bonds. On an option adjusted basis, the effective duration of such callable bonds was shorter than its contractual maturities and achieved the Bank’s asset/liability management profile. In the second quarter, discount note pricing became favorable with the rise in the 3-month LIBOR index, and the Bank increased its usage of discount notes, which replaced maturing/called bonds. In the 2010 third quarter, the 3-month LIBOR index declined, spreads narrowed, and the FHLBNY reduced issuances of discount notes.

Advances
The FHLBNY’s primary business is making collateralized loans, known as “advances”, to members.
Par amounts of advances outstanding had been steadily declining through the four quarters in 2009 and through to the 2010 second quarter. That trend was halted in the 2010 third quarter as borrowed advances held steady, with new borrowings that replaced maturing advances, and outstanding member advances at September 30, 2010 remained almost unchanged from the balance at June 30, 2010.
Reported book value of advances was $85.7 billion at September 30, 2010, slightly up from $85.3 billion at June 30, 2010, compared to $94.3 billion at December 31, 2009. Advance book value included fair value basis adjustments of $5.6 billion at September 30, 2010, compared to $4.7 billion at June 30, 2010 and $3.6 billion at December 31, 2009. Fair value basis adjustments of hedged advances are recorded under the hedge accounting provisions. When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction.
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and term funding driven by economic factors, such as availability to the Bank’s members of alternative funding sources that are more attractive, or by the interest rate environment, and the outlook for the economy. Members may choose to prepay advances (which may generate prepayment penalty fees) based on their expectations of interest rate changes and demand for liquidity. Demand may also be influenced by the dividend payout to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership and activity stock. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by members of another FHLBank or a non-member, the former members no longer qualify for membership and the FHLBNY may not offer renewals or additional advances to the former members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight lending if the former member borrowed short-term and overnight advances.
Advances — Product Types
The following table summarizes par values of advances by product type (dollars in thousands):
Table 15: Advances by Product Type

	September 30, 2010		December 31, 2009
		Percentage		Percentage
	Amounts	of total	Amounts	of total

Adjustable Rate Credit — ARCs	$9,190,500	11.47%	$14,100,850	15.54%
Fixed Rate Advances	67,148,859	83.83	71,943,468	79.29
Short-Term Advances	1,343,150	1.68	2,173,321	2.39
Mortgage Matched Advances	539,479	0.67	606,883	0.67
Overnight & Line of Credit (OLOC) Advances	905,786	1.13	926,517	1.02
All other categories	975,037	1.22	986,661	1.09

Total par value	80,102,811	100.00%	90,737,700	100.00%

Discount on AHP Advances	(50)		(260)
Hedging adjustments	5,594,410		3,611,311

Total	$85,697,171		$94,348,751

Member demand for advance products
Fixed-rate advances and Adjustable-rate advances (“ARCs”) have been the more significant products that have declined in 2010 relative to the balances at December 31, 2009.
Adjustable Rate Advances (“ARC Advances”) - ARC advances declined steadily in 2009 and that trend has continued through the 2010 third quarter, as demand has remained weak. Generally, the FHLBNY’s larger members have been the more significant borrowers of ARCs.
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

Fixed-rate Advances - Fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.
Member demand for fixed-rate advances has remained steady thus far in 2010. On aggregate, maturing advances have been replaced by new borrowings. Demand has been concentrated around medium-term advances, as members remain uncertain about locking into long-term advances perhaps because of unfavorable pricing of longer-term advances, or an uncertain outlook over the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.
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
Member demand for the competitively priced putable advances had remained steady through the third quarter in 2009, contracted somewhat in the fourth quarter of 2009, and declined steadily through the 2010 second quarter as maturing putable advances were either not replaced, or replaced by bullet advance (without the put feature). Putable advances stood at $36.7 billion at September 30, 2010, slightly below $37.4 billion at June 30, 2010 and $38.6 billion at March 31, 2010. The amount outstanding at December 31, 2009 was $41.4 billion.
Short-term Advances - Demand for Short-term fixed-rate advances has remained very weak in the 2010 three quarters, a continuing trend from 2009. Borrowed amounts stood at $1.3 billion, slightly up from $1.0 billion at June 30, 2010, but down from $2.2 billion at December 31, 2009. By way of contrast, the outstanding balance was $7.8 billion at December 31, 2008.
Overnight advances - Overnight borrowings also remained lackluster in 2010, a continuation of the trend seen in 2009. Member demand for the overnight Advances may also reflect the seasonal needs of certain member banks for their short-term liquidity requirements. Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.
The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs. Overnight Advances mature on the next business day, at which time the advance is repaid.
Merger Activity
Merger activity is an important factor and, if significant, would contribute to an uneven pattern in advance balances. Merger activity may result in the loss of new business if the member is acquired by a non-member. The FHLBank Act does not permit new advances to replace maturing advances to former members. Advances held by members who are acquired by non-members may remain outstanding until their contractual maturities. Merger activity may also result in a decline in the advance book if the acquired member decides to prepay existing advances partially or in full depending on the post-merger liquidity needs. One member was acquired by a non-member financial institution thus far in 2010. The former member is not considered to have a significant borrowing potential.
Early Prepayment of Advances
Early prepayment initiated by members and former members is another important factor that impacts advances to members. The FHLBNY charges a member a prepayment fee when the member prepays certain advances before the original maturity. Member initiated prepayments in the 2010 third quarter was $0.5 billion (par amount of advances). In the prior year third quarter, prepayments were only $92.0 million. On a year-to-date basis, prepayments totaled $3.0 billion in 2010, compared to $3.2 billion in the same period in 2009.
Prepayment fees recorded to Interest income were $3.7 million in the 2010 third quarter, compared to $0.2 million in the same period in 2009. On a year-to-date basis, prepayment fees were $9.7 million in 2010, compared to $21.2 million in the same period in 2009.
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
Hedge volume - The Bank primarily hedges putable advances and certain “bullet” fixed-rate advances that qualify under the hedging provisions of the accounting standards for derivatives and hedging, and as economic hedges when the hedge accounting provisions are operationally difficult to establish, or a high degree of hedge effectiveness cannot be asserted.
At September 30, 2010, $61.6 billion of interest rate swaps hedged fixed-rate advances, compared to $66.0 billion at December 31, 2009 (See Table 28: Derivative Financial Instruments by Product). Except for an insignificant notional amount of derivatives that were designated as economic hedges of advances, the swaps were in a qualifying hedging relationship under the accounting standards for derivatives and hedging. Decline in the use of derivatives was consistent with the contraction of fixed-rate advances, which the FHLBNY typically hedges to convert fixed-rate cash flows to LIBOR-indexed cash flows through the use of interest rate swaps.
The largest component of interest rate swaps hedging advances at September 30, 2010 and December 31, 2009 was comprised of cancellable swaps that hedged a significant percentage of the $36.7 billion and $41.4 billion of putable advances at those dates (See Table 26: Derivative Hedging Strategies). Typically, the Bank hedges almost all putable advances with a cancellable interest rate swap. The put option in the advance is owned by the FHLBNY and mirrors the cancellable swap option terms owned by the swap counterparty. The Bank’s putable advance contains a put option purchased by the Bank from the member. Under the terms of the put option, the Bank has the right to terminate the advance at agreed upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then prevailing market rates and at the then existing terms and conditions. Notional amounts of non-cancellable swaps were $27.1 billion at September 30, 2010, compared to $26.0 billion at December 31, 2009.
Fair value basis adjustments - The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the Statements of Condition were associated with hedging activities under the hedge accounting provisions. Advances designated at inception as economic hedges do not have any basis adjustments, and were insignificant. The reported carrying values of advances at September 30, 2010 included net unrealized fair value basis gains of $5.6 billion up from $3.6 billion at December 31, 2009 associated with hedged advances that qualified under hedge accounting rules at those dates. Fair value gains were consistent with the downward sloping forward yield curve at September 30, 2010 and December 31, 2009 that were projecting forward rates below the contractual coupons of hedged fixed-rate advances. Hedged-fixed rate advances had been issued in prior periods at the then prevailing higher interest-rate environment, and since hedged advances are typically fixed-rate, in a lower interest rate environment relative to the coupons of the advances, fixed-rate advances will exhibit net unrealized fair value basis gains.
The increase in net fair value basis adjustments of hedged Advances was primarily caused by the flattening of forward interest rates at September 30, 2010, relative to December 31, 2009, with the forward rates well below the same yields projected at December 31, 2009. At September 30, 2010, the yield curve was forecasting 0.64%, 1.29%, and 1.92% on the 3-year, 5-year and 7-year swap curves, compared to 1.67%, 2.68% and 3.38% at December 31, 2009. Fair values of hedged fixed-rate advances typically gain value when interest rates decline.

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
Investments -Policies and practices
Finance Agency regulations limit investment in housing-related obligations of state and local governments and their housing finance agencies to obligations that carry ratings of double-A or higher. Mortgage- and asset-backed securities acquired must carry the highest ratings from Moody’s Investors Service (“Moody’s”) or Standard & Poor’s Rating Services (“S&P”) at the time of purchase. Finance Agency regulations further limit the mortgage- and asset-backed investments of each FHLBank to 300 percent of that FHLBank’s capital. The FHLBNY was within the 300 percent limit for all periods reported. The FHLBNY’s investment in mortgage-backed securities during all periods reported complied with FHLBNY’s Board-approved policy of acquiring mortgage-backed securities issued or guaranteed by the government-sponsored housing enterprises, or prime residential mortgages rated triple-A by both Moody’s and Standard & Poor’s rating services at acquisition.
The FHLBNY’s practice is not to lend unsecured funds to members, including overnight Federal funds and certificates of deposit. The FHLBNY does not preclude or specifically seek out investments any differently than it would in the normal course of acquiring securities for investments, unless it is prohibited by existing regulations. Unsecured lending to members is not prohibited by Finance Agency regulations or Board of Directors’ policy. The FHLBNY is prohibited from purchasing a consolidated obligation issued directly by another FHLBank, but may acquire consolidated obligations for investment in the secondary market after the bond settles. There were no investments in consolidated obligations by the FHLBNY at September 30, 2010 or December 31, 2009. On March 24, 2008, the Board of Directors of the Federal Housing Finance Board, predecessor to the Finance Agency adopted Resolution 2008-08, which temporarily expanded the authority of a FHLBank to purchase mortgage-backed securities (“MBS”) under certain conditions. The resolution allowed a FHLBank to increase its investments in MBS issued by Fannie Mae and Freddie Mac by an amount equal to three times its capital, which is to be calculated in addition to the existing limit. The expanded authority permitted MBS investments to be as much as 600 percent of the FHLBNY’s capital. The FHLBNY did not exercise the expanded authority provided under the temporary regulations to purchase MBS issued by Fannie Mae and Freddie Mac. The expanded authority expired in March 2010.
The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments). Amounts are after writing down (at the time of credit related OTTI) held-to-maturity impaired securities to fair values. No securities classified as available-for-sale were OTTI (dollars in thousands):
Table 16: Investments by Categories

	September 30,	December 31,	Dollar	Percentage
	2010	2009	Variance	Variance

State and local housing finance agency obligations [1]	$740,256	$751,751	$(11,495)	(1.53)%
Mortgage-backed securities
Available-for-sale securities, at fair value	3,360,959	2,240,564	1,120,395	50.01
Held-to-maturity securities, at carrying value	7,480,990	9,767,531	(2,286,541)	(23.41)

Total securities	11,582,205	12,759,846	(1,177,641)	(9.23)

Grantor trusts [2]	12,822	12,589	233	1.85
Federal funds sold	4,095,000	3,450,000	645,000	18.70

Total investments	$15,690,027	$16,222,435	$(532,408)	(3.28)%

[1]	Classified as held-to-maturity securities, at carrying value.

[2]	Classified as available-for-sale securities, at fair value and represents investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts.

Long-term investments
Investments with original long-term contractual maturities were comprised of mortgage- and asset-backed securities, and investment in securities issued by state and local housing agencies. These investments were classified either as “Held-to-maturity” or as “Available-for-sale” securities in accordance with accounting standard on investments in debt and equity securities as amended by the guidance on recognition and presentation of other-than-temporary impairments. Several grantor trusts have been established and owned by the FHLBNY to fund current and potential future payments to retirees for supplemental pension plan obligations. The trust funds are invested in fixed-income and equity funds, which were classified as available-for-sale.
Mortgage-backed securities — By issuer
Issuer composition of held-to-maturity mortgage-backed securities was as follows (carrying values; dollars in thousands):
Table 17: Mortgage-Backed Securities — Held-to-Maturity by Issuer

	September 30,	Percentage	December 31,	Percentage
	2010	of total	2009	of total

U.S. government sponsored enterprise residential mortgage-backed securities	$6,248,361	83.52%	$8,482,139	86.84%
U.S. agency residential mortgage-backed securities	127,168	1.70	171,531	1.76
U.S. government sponsored enterprise commercial mortgage-backed securities	173,969	2.33	—	—
U.S. agency commercial mortgage-backed securities	48,953	0.65	49,526	0.51
Private-label issued securities backed by home equity loans	362,847	4.85	417,151	4.27
Private-label issued residential mortgage-backed securities	336,981	4.51	444,906	4.55
Private-label issued securities backed by manufactured housing loans	182,711	2.44	202,278	2.07

Total Held-to-maturity securities-mortgage-backed securities	$7,480,990	100.00%	$9,767,531	100.00%

Held-to-maturity mortgage- and asset-backed securities (“MBS”) - The Bank’s conservative purchasing practice over the years is evidenced by the high concentration of MBS issued by the GSEs. Privately issued mortgage-backed securities made up the remaining 11.8% and 10.9% at September 30, 2010 and December 31, 2009.
Local and housing finance agency bonds - The FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) classified as held-to-maturity. Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing. No additions were made in the 2010 three quarters.
Available-for-sale securities - The FHLBNY classifies investments that it may sell before maturity as available-for-sale (“AFS”) and carries them at fair value. Fair value changes are recorded in AOCI until the security is sold or is anticipated to be sold. Composition of FHLBNY’s available-for-sale securities was as follows (dollars in thousands):
Table 18: Available-for-Sale Securities — Composition

	September 30,	Percentage	December 31,	Percentage
	2010	of total	2009	of total

Fannie Mae	$2,275,326	67.70%	$1,544,500	68.93%
Freddie Mac	1,085,633	32.30	696,064	31.07

Total AFS mortgage-backed securities	3,360,959	100.00%	2,240,564	100.00%

Grantor Trusts — Mutual funds	12,822		12,589

Total Available-for-sale portfolio	$3,373,781		$2,253,153

One hundred percent of AFS portfolio of mortgage-backed securities was comprised of securities issued by Fannie Mae and Freddie Mac. The Bank acquired $2.0 billion of GSE issued, triple-A rated MBS in the 2010 first three quarters. The Bank also has grantor trusts designed to fund current and potential future payments to retirees for supplemental pension plan obligations. The trusts are invested in money market funds, fixed-income and equity funds, and are designated as available-for-sale.
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

External rating information of the held-to-maturity portfolio was as follows. (Carrying values; in thousands):
Table 19: External Rating of the Held-to-Maturity Portfolio

	September 30, 2010
					Below
					Investment
	AAA-rated	AA-rated	A-rated	BBB-rated	Grade	Total
Long-term securities
Mortgage-backed securities	$6,977,063	$275,025	$44,215	$18,129	$166,557	$7,480,990
State and local housing finance agency obligations	71,596	592,594	19,845	56,221	—	740,256

Total Long-term securities	7,048,660	867,619	64,060	74,350	166,557	8,221,246

Total	$7,048,660	$867,619	$64,060	$74,350	$166,557	$8,221,246

	December 31, 2009
					Below
					Investment
	AAA-rated	AA-rated	A-rated	BBB-rated	Grade	Total
Long-term securities
Mortgage-backed securities	$9,205,018	$299,314	$65,921	$31,261	$166,017	$9,767,531
State and local housing finance agency obligations	72,992	601,109	21,430	56,220	—	751,751

Total Long-term securities	9,278,010	900,423	87,351	87,481	166,017	10,519,282

Total	$9,278,010	$900,423	$87,351	$87,481	$166,017	$10,519,282

External rating information of the available-for-sale portfolio was as follows (Carrying values of AFS investments are at fair values; in thousands):
Table 20: External Rating of the Available-for-Sale Portfolio

	September 30, 2010
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total
Available-for-sale securities
Mortgage-backed securities	$3,360,959	$—	$—	$—	$—	$3,360,959
Other — Grantor trusts	—	—	—	—	12,822	12,822

Total	$3,360,959	$—	$—	$—	$12,822	$3,373,781

	December 31, 2009
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total
Available-for-sale securities
Mortgage-backed securities	$2,240,564	$—	$—	$—	$—	$2,240,564
Other — Grantor trusts	—	—	—	—	12,589	12,589

Total	$2,240,564	$—	$—	$—	$12,589	$2,253,153

Weighted average rates — Mortgage-backed securities
The following table summarizes weighted average rates and amounts by contractual maturities. A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change with changes in the indexed LIBOR rate (dollars in thousands):
Table 21: Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	September 30, 2010		December 31, 2009
	Amortized	Weighted	Amortized	Weighted
	Cost	Average rate	Cost	Average rate
Mortgage-backed securities
Due in one year or less	$—	—%	—	—%
Due after one year through five years	1,927	6.25	2,663	6.25
Due after five years through ten years	1,096,896	4.69	1,140,153	4.78
Due after ten years	9,814,713	2.79	10,977,950	3.21

Total mortgage-backed securities	$10,913,536	2.98%	$12,120,766	3.36%

Credit Impairment analysis (Other-than-temporary Impairment — OTTI)
Management evaluates its investments for OTTI on a quarterly basis, under amended OTTI guidance issued in the prior year first quarter by the Financial Accounting Standards Board (“FASB”). This amended OTTI guidance, which the FHLBNY early adopted in the 2009 first quarter, results in only the credit portion of OTTI securities being recognized in earnings. The non-credit portion of OTTI, which represent fair value losses of OTTI securities, is recognized in AOCI. Prior to the adoption of the amended guidance, if an impairment was determined to be other-than-temporary, the impairment loss recognized in earnings was equal to the entire difference between the security’s amortized cost basis and its fair value. The FHLBNY had not determined any security as impaired prior to 2009. Beginning with the quarter ended September 30, 2009, at each subsequent quarter, the FHLBNY performed its OTTI analysis by cash flow testing 100 percent of it private-label MBS. At December 31, 2008, and at the two interim quarters ended June 30, 2009, the FHLBNY’s methodology was to analyze all of its private-label MBS to isolate securities that were considered to be at risk of OTTI and to perform cash flow analysis on securities at risk of OTTI.
2010 vs. 2009 current quarter - In 2010, the FHLBNY identified credit re-impairment on four HTM private-label MBS. Cash flow assessments of the expected credit performance of the four securities resulted in the recognition of $3.1 million as credit related OTTI and was a charge to earnings. All four securities had been previously determined to be OTTI, and the additional impairment (re-impairment) was due to further deterioration in the credit performance measures of the impaired securities. The non-credit portion of OTTI recorded in AOCI was not significant. In the prior year current quarter, the Bank’s cash flow impairment analysis resulted in credit related OTTI of $3.7 million, and the non-credit portion of OTTI recorded in AOCI was $26.5 million.
2010 vs. 2009 year-to-date - In 2010, cumulative credit impairment charged to income was $7.7 million. Non-credit OTTI was not significant. In the same period in the prior year, cumulative credit impairment was $14.3 million and non-credit OTTI was a loss of $103.9 million.
Bond insurers Ambac and MBIA insure the four MBS credit securities impaired in the 2010 current quarter. The Bank’s analysis of Ambac concluded that the bond insurer could not be relied upon to pay future credit losses due to projected collateral shortfalls of the impaired securities. Analysis of MBIA concluded that insurance support could be relied upon for shortfalls up until June 30, 2011, beyond which date MBIA’s financial resources would be such that insurance protection could not be relied upon.
Based on detailed cash flow credit analysis on a security level at the current quarter-end, the Bank has concluded the gross unrealized losses for the remainder of the Bank’s investment securities (other than the four securities credit impaired) were primarily caused by interest rate changes, credit spread widening and reduced liquidity, and the securities were temporarily impaired as defined under the new guidance for recognition and presentation of other-than-temporary impairment.
Fair values of investment securities
In an effort to achieve consistency among all of the FHLBanks on the pricing of investments in mortgage-backed securities, in the third quarter of 2009 the FHLBanks formed the MBS Pricing Governance Committee, which was responsible for developing a fair value methodology for mortgage-backed securities that all FHLBanks could adopt. Consistent with the guidance from the Governance Committee, the FHLBNY changed the methodology used to estimate the fair value of mortgage-backed securities starting as of September 30, 2009. Under the approved methodology, the Bank requests prices for all mortgage-backed securities from four specified third-party vendors, and, depending on the number of prices received for each security, selected a median or average price as defined by the methodology. If four prices are received by the FHLBNY from the pricing vendors, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to additional validation. The computed prices are tested for reasonableness using tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the median pricing methodology as described above would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis of all relevant facts and circumstances that a market participant would consider.
To compute fair values at September 30, 2010, four vendor prices were received for substantially all of the FHLBNY’s MBS holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supported the FHLBNY’s conclusion that the final computed prices were reasonable estimates of fair value. While the FHLBNY adopted this common methodology, the fair values of mortgage-backed investment securities are estimated by FHLBNY’s management which remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.
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

The valuation of the FHLBNY’s private-label mortgage-backed securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 of the fair value hierarchy because of the current lack of significant market activity so that the inputs may not be market based and observable. All private-label mortgage-backed securities were classified as held-to-maturity and were recorded in the balance sheet at their carrying values. Carrying value of a security is the same as its amortized cost, unless the security is determined to be OTTI. In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.
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
In the Statement of Conditions in this Form 10Q, the carrying values of certain HTM securities determined to be OTTI were written down to $8.1 million, their fair values, which were classified as Level 3 financial instruments within the fair value hierarchy. This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the impaired securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities.
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
Short-term investments
The FHLBNY typically maintains substantial investments in high quality, short- and intermediate-term financial instruments, such as certificates of deposit as well as overnight and term Federal funds sold to highly rated financial institutions. These investments provide the liquidity necessary to meet members’ credit needs. Short-term investments also provide a flexible means of implementing the asset/liability management decisions to increase liquidity. The Bank invests in certificates of deposit with maturities not exceeding 270 days and issued by major financial institutions. Certificates of deposit are recorded at amortized cost basis and designated as held-to maturity investment. No certificates of deposit were outstanding at the current quarter-end or at December 31, 2009.
Federal funds sold - Historically, the FHLBNY has been a provider of Federal funds to its members, allowing the FHLBNY to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands. See Table 16, Investment by Categories, for more details.
Cash collateral pledged - Cash deposited by the FHLBNY as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition. The FHLBNY generally executes derivatives with major financial institutions and typically enters into bilateral collateral agreements. When the FHLBNY’s derivatives are in a net unrealized loss position, as a liability from the FHLBNY’s perspective, counterparties are exposed and the FHLBNY would be called upon to pledge cash collateral to mitigate the counterparties’ credit exposure. Collateral agreements include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed upon thresholds. At the current quarter-end and at December 31, 2009, the Bank had deposited $3.8 billion and $2.2 billion in interest-earning cash as pledged collateral to derivative counterparties. Typically, such cash deposit pledges earn interest at the overnight Federal funds rate. For more information, see Table 27: Derivative Financial Instruments by Hedge Designation.
Mortgage Loans Held-for-Portfolio
The portfolio of mortgage loans was comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”) and Community Mortgage Asset loans (“CMA”). More details about the MPF program can be found in Mortgage Partnership Finance Program under the caption Acquired Member Assets Program in the Bank’s most recent Form 10-K filed on March 25, 2010. In the CMA program, the FHLBNY holds participation interests in residential and community development mortgage loans. Acquisition of participations under the CMA program was suspended indefinitely in November 2001 and the loans are being paid down under their contractual terms.
MPF Program - Paydowns slightly outpaced acquisitions in 2010. The FHLBNY does not expect the MPF loans to increase substantially, and the Bank provides this product to its members as another alternative for them to sell their mortgage production.
CMA Program - The amortized cost basis of loans in the CMA program, which has not been active since 2001, has been declining steadily over time, and was not material.

Mortgage loans by loan type
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):
Table 22: Mortgage Loans by Loan Type

	September 30, 2010		December 31, 2009
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Real Estate:
Fixed medium-term single-family mortgages	$344,781	27.20%	$388,072	29.43%
Fixed long-term single-family mortgages	918,967	72.50	926,856	70.27
Multi-family mortgages	3,827	0.30	3,908	0.30

Total par value	1,267,575	100.00%	1,318,836	100.00%

Unamortized premiums	10,027		9,095
Unamortized discounts	(4,700)		(5,425)
Basis adjustment [1]	322		(461)

Total mortgage loans held-for-portfolio	1,273,224		1,322,045
Allowance for credit losses	(5,537)		(4,498)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,267,687		$1,317,547

[1]	Represents fair value basis of open and closed delivery commitments.
Deposit Liabilities
Deposit liabilities comprised of member deposits and, from time-to-time, may also include unsecured overnight borrowings from other FHLBanks.
Member deposits - The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Deposits at current quarter-end stood at $3.7 billion, an increase of $1.0 billion from the balance at December 31, 2009, primarily due to deposits placed by a U.S. government agency. The Bank may accept deposits from governmental and semi-governmental institutions in addition to member deposit. Fluctuations in member deposits have little impact on the Bank and are not a significant source of liquidity for the Bank.
Borrowings from other FHLBanks — The Bank borrows from other FHLBanks, generally for a period of one day and at market terms. There were no borrowings in the 2010 three quarters.
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
Highlights — Debt issuance and funding management
The FHLBNY’s consolidated obligations outstanding has contracted at current quarter-end from December 31, 2009 in part due to the contraction of the Bank’s advance business, and in part due to reduction in overall funding requirements, as the Bank has also been cautious about increasing its investment portfolios. However, the primary source of funds for the FHLBNY continued to be through issuance of consolidated bonds and discount notes. Reported amounts of consolidated obligations outstanding, comprising of bonds and discount notes, at September 30, 2010 and December 31, 2009, were $92.7 billion and $104.8 billion, and funded 89.9% and 91.6% of Total assets at those dates. These financing ratios have remained substantially unchanged over the years at around 90 percent, indicative of the stable funding strategy pursued by the FHLBNY. Fixed-rate non-callable debt remains the largest component of consolidated obligation debt. Earlier in the 2010 first quarter, in response to market conditions for FHLBank debt, the FHLBNY shifted its funding strategy, reducing its issuance of discount notes while increasing the utilization of callable debt. In the second quarter, as market pricing of discount notes became relatively more attractive, the FHLBNY increased issuance of discount notes to replace callable bonds that had been called or had naturally matured. In the third quarter, as discount note pricing and spreads became less attractive, issuances of discount notes declined.
Market trends for FHLBank bonds and discount notes and tactical changes in funding mix
While in 2009, key investors from Asia had reduced acquisitions of FHLBank debt and limited their participation in debt issuances, in 2010, there is now encouraging signs of the return of central banks from Asia to FHLBank debt issuances and increased participation in the debt offerings. In 2010, central banks in the Americas have also been strong buyers of “Global” FHLBank bonds in the 2010 second quarter. The most active issues were the 3-year and 2-year new issue Global bullets. The cost of long-term debt issuance has continued to be under pressure through the 2010 third quarter.
FHLBank consolidated obligation bonds
2010 first quarter - Several government support programs, including the Federal Reserve’s Agency debt program, expired during the 2010 first quarter. With the absence of Fed purchasing GSE debt, spreads deteriorated, with March 2010 witnessing the lowest weighted-average monthly bond pricing spreads since February 2009. At the same time, compression of swapped funding levels of FHLBank consolidated bonds to LIBOR had effectively driven up the cost of funding for the FHLBank debt, as much of FHLBank fixed-rate debt is swapped back to LIBOR.

2010 second quarter - Several factors helped improve the pricing of the FHLBank debt. First, the 3-month LIBOR index had risen to 53 basis points, from around 25 basis points at March 31, 2010. That brought some relief to the FHLBank debt spreads (to LIBOR). Second, a decline in the availability of competing GSE issued debt in the 2010 second quarter also helped to improve funding costs of FHLBank debt. Lastly, the credit concerns in Europe heightened credit risk about sovereign debt and inter-bank lending, resulting in a flight to quality to FHLBank short-term debt. By the close of the 2010 second quarter, debt costs had improved for almost all short-term FHLBank debt. Cost of bullet bonds (non-callable, non-amortizing) was more favorable for all maturities with the exception of longer-term maturities. Investor demand had been particularly strong for bullets with maturities of less than 15 months. Cost of callable bonds improved on a swapped out basis to 3-month LIBOR in parallel with the 3-month LIBOR rising to 53 basis points. Cost of callable step-up bonds also improved and investor interest warmed as the structure can be used as an effective hedge by investors in a rising rate environment. Some investors also saw opportunities in investing in step-up bonds on the assumption that the step-up callable bond would be called on the first call date and the investor would benefit from the higher yield on the step-up bond relative to alternative short-term investment. Investor demand for floating-rate FHLBank bonds was weak and volume was down.
2010 third quarter - Shrinking FHLBanks’ balance sheets and the resulting lower issuances have adversely compressed spreads. Evidence of a slowing economy has caused yields to fall for potential investors, who are, for the most part, cash rich. At the same time, callable bond redemptions are on the rise in a low interest rate environment, and this too has added to investor’s liquidity. All of these factors have driven investors to seek out ways to reinvest, driving intermediate-term callable bond spreads tighter. As a result of these factors, investor demand has shifted towards the shorter lockout (3-months or shorter) short-maturity callable bonds, also on the assumption that the callable bonds would be called on the first call date and investor would benefit from higher yield on the callable bond. Bullet bond issuances have declined for the same reason — investor perception of relatively low yields.
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
FHLBank consolidated obligation discount notes
2010 first quarter - In the prior year, the U.S. money market funds had become key drivers of the increased demand for FHLBank discount notes. That changed in the 2010 first quarter as money market funds experienced a steady outflow of funds, limiting additional demand for discount notes longer than 2-months. With credit markets returning to normalcy in early 2010, money market fund balances declined, demand for discount notes declined, resulting in lower volumes of issuances of discount notes in the 2010 first quarter.
2010 second quarter - However, relief was in sight for the FHLBank discount notes with the amendments to SEC’s Rule 2a-7, effective May 28, 2010, that tightened the credit restrictions on money market funds, who are now required to purchase a greater percentage of “first tier” securities. This benefited FHLBank issued discount notes due to the triple A rating ascribed to the debt. The FHLBank discount notes also benefited as money market funds actively purchased discount notes out to 60 days, since these maturities are categorized as weekly liquid assets under the revised Rule 2a-7. The combination of the liquidity and maturity requirements coupled with limits on second tier securities had a favorable impact on pricing levels in the short end of the FHLBank discount note curve. Pricing along the longer end of the discount note curve had also improved. Investors sought out the high credit quality of FHLBank discount notes because of heightened inter-bank counterparty credit risk in light of European sovereign concerns. The cost of discount notes in June 2010 was lower for the length of the discount note curve, relative to equivalent term LIBOR, a key benchmark for the FHLBanks.
2010 third quarter - The 3-month LIBOR declined to levels in the first quarter. Since the FHLBank discount note is offered at yields below the equivalent LIBOR, declining rates tend to compress the spread to LIBOR and typically results in adverse pricing for the FHLBank debt. Further declines in short-term yields would have created further erosion of discount note spreads to LIBOR, but it appears that yield volatility may have been stabilized by the FRB’s action to ensure support for Treasury bills by weekly auction of bills, just sufficient to meet maturing bills. That action will stabilize Treasury bill supply, stabilize Repo yields, and should prevent further discount note spread erosion.

Consolidated obligation bonds
The following summarizes types of bonds issued and outstanding (dollars in thousands):
Table 23: Consolidated Obligation Bonds by Type

	September 30, 2010		December 31, 2009
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate, non-callable	$46,800,200	63.48%	$48,647,625	66.31%
Fixed-rate, callable	6,321,300	8.57	8,374,800	11.42
Step Up, non-callable	—	—	53,000	0.07
Step Up, callable	2,180,000	2.96	3,305,000	4.51
Single-index floating rate	18,428,000	24.99	12,977,500	17.69

Total par value	73,729,500	100.00%	73,357,925	100.00%

Bond premiums	145,239		112,866
Bond discounts	(27,718)		(33,852)
Fair value basis adjustments	1,060,537		572,537
Fair value basis adjustments on terminated hedges	1,099		2,761
Fair value option valuation adjustments and accrued interest	10,236		(4,259)

Total bonds	$74,918,893		$74,007,978

Tactical changes in the funding mix
In 2010, the FHLBNY issued fixed-rate and floating-rate bonds, and discount notes in a mix of issuances to achieve its asset/liability management goals and be responsive to the changing market dynamics. The issuance of bonds has been the primary financing vehicle for the Bank, although the use of term and overnight discount notes remains vital sources of funding because of the ease of issuance of discount notes as a flexible funding tool for day-to-day operations.
2010 first quarter - As investor demand in the 2010 first quarter shifted away from discount notes to callable debt, the FHLBNY was also opportunistic in pursuing the debt structure most in demand at a reasonable price consistent with the Bank’s asset/liability match. The Bank shifted its funding mix between bonds and discount notes, reducing its issuance of discount notes. The money-market sector, which had become a significant investor segment for FHLBank discount notes during much of the credit crisis, was seeking short-term investments that offered a higher rate of return. As a result, discount note pricing was adversely impacted, spreads to LIBOR narrowed, and as a funding tool, discount notes were no longer as attractive as they had been in the prior year.
In the 2010 first quarter, spread deterioration was not just isolated to FHLBank discounts notes but across to short-callable bonds as well, although not as significantly. Since December 31, 2009, the weighted-average bond funding costs deteriorated relative 3-month LIBOR and resulted in increased funding costs on debt swapped to 3-month LIBOR. While short-term callable bond spreads to LIBOR also worsened, the spread compression had been relatively small compared to other FHLBank debt structures. Callable bonds became an attractive funding alternative in the 2010 first quarter. Investor demand for short and medium-term callable bonds with call lock-outs of 1-year or less was encouraging and the FHLBNY increased issuance of callable bonds. These structures tended to fill in as a substitute for discount notes. Swapped short-lockout callable bonds offered effective durations that could be as short as a term discount note. In the falling interest rate environment, the swap counterparty is likely to exercise its rights to terminate the swap at the first exercise opportunity, and the FHLBNY would also exercise its right and terminate the debt.
2010 Second quarter - Discount notes made a comeback with increased investor demand for the 60-day maturity notes as a result of the amendment to SEC’s Rule 2a-7 that impacted the money market industry, and resulted in improved pricing for FHLBank discount notes. Cost of funding on the long-end of the discount note curve also improved as investors shifted from bank certificates of deposit and other form of debt to higher quality FHLBank debt because of sovereign and increased counterparty risk concerns in Europe. In response, the FHLBNY increased issuance of discount notes in June 2010, replacing significant amounts of called and maturing bonds with new issuances of discount notes.
2010 Third quarter - As interest rates declined further in the current quarter, the 3-month LIBOR, an important benchmark for the FHLBNY’s funding strategy declined and resulted in adverse spread compression. In response, the FHLBNY reduced issuance of discount notes, instead relying on floating-rate notes and bullet bonds to replace maturing discount notes.
The principal tactical funding strategy changes employed in executing issuances of FHLBank bonds are outlined below:
•	Floating rate bonds - Floating-rate bonds had declined steadily through the four quarters in 2009 and in the 2010 first two quarter. In those periods, maturing floating-rate bonds in general were not replaced because of marketplace perception of a pricing advantage of comparable GSE issued LIBOR-indexed floaters. In the 2010 third quarter, the Bank added (net of maturities) $7.6 billion of floating-rate debt. As a result, floating-rate bonds outstanding at September 30, 2010 increased to $18.4 billion, up from $10.8 billion at June 30, 2010 and $13.0 billion at December 31, 2009. The outstanding debt at September 30, 2010 consisted of $12.8 billion indexed to the 1-month LIBOR, the Prime rate and the Federal funds effective rates. By executing interest rate swaps concurrently with the issuances of the floating-rate bonds and swapping the non 3-month LIBOR indices for 3-month LIBOR, the Bank effectively created variable funding that was indexed to 3-month LIBOR, at spreads more favorable than it could have achieved by issuing a simple 3-month LIBOR floating-rate bond.

•	Non-callable bonds - Non-callable bond remains the primary funding vehicle for the FHLBNY. Issuances of non-callable debt are predicated partly on pricing of such debt and investor demand, and partly on the need to achieve asset/liability management goals. The Bank has made a strong effort to issue fixed-rate longer-term debt and lock-in the relative low rates in the current interest-rate environment. This has been a challenge as investor appetite for term debt has continued to be lukewarm, given investor preference for discount notes, short-term bullets and short lock-out callable debt.
•	Callable-bonds - In 2010, investors were receptive to the FHLBank short lockout callable bonds with short maturities as an alternative to comparable debt available in the capital markets, and execution pricing fared relatively better even under deteriorating pricing conditions for other types of bond structures. Fixed-rate callable bonds with maturities up to 15 months and a short lockout call option have been the more popular FHLBank bond structure. Responding to investor preference, the FHLBNY issued short lockout callables, with call dates as short as 3 months from issue date. Such debt structures offer an alternative at an attractive pricing to similar maturity discount notes. FHLBank longer-term fixed-rate callable-bonds have not been an attractive investment asset for investors over the last several years, and have continued to be under price pressure.
With a callable bond, the Bank purchases a call option from the investor and the option allows the Bank to terminate the bond at predetermined call dates at par. When the Bank purchases the call option from investors, it typically lowers the cost to the investor, who has traditionally been receptive to callable-bond yields offered by the FHLBNY.
Debt extinguishment - In 2010, the FHLBNY extinguished $250.0 million consolidated obligation bond at an insignificant gain.
Impact of hedging fixed-rates consolidated obligation bonds
The Bank hedges certain fixed-rate debt by the use of both cancellable and non-cancellable interest rate swaps in fair value hedges under the accounting standards for derivatives and hedging. The Bank may also hedge the anticipatory issuance of bonds under the provisions of “cash flow” hedging rules as provided in the accounting standards for derivatives and hedging.
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
Fair value basis and valuation adjustments - The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged bonds. The Bank recorded net unrealized fair value basis losses of $1.1 billion and $0.6 billion as part of the carrying values of consolidated obligation bonds in the Statements of Condition at September 30, 2010 and December 31, 2009. Carrying values of bonds designated under the FVO are also adjusted for valuation adjustments to recognize changes in the full fair value of the bonds elected under the FVO. At September 30, 2010, the fair value basis recorded was in an unrealized loss position of $10.2 million. At December 31, 2009, the fair value basis was in an unrealized gain position of $4.3 million.
Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.
Hedge volume - As of September 30, 2010 and December 31, 2009, the Bank had hedged $32.3 billion and $32.9 billion of fixed-rate consolidated bonds with interest rate swaps. The swaps hedged the fair value risk from changes in the benchmark rate, and were in hedge relationships that qualified under derivatives and hedge accounting rules. These hedges effectively converted the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR. The Bank’s callable bonds contain a call option purchased by the Bank from the investor. Generally, the call option terms mirror the call option terms embedded in a cancellable swap. Under the terms of the call option, the Bank has the right to terminate the bond at agreed upon dates, and the swap counterparty has the right to cancel the swap.
At September 30, 2010 and December 31, 2009, outstanding par value of consolidated obligation bonds elected under the FVO was $10.8 billion and $6.0 billion. These bonds were also hedged by interest rate swaps designated as economic hedges, as discussed below.
Economic hedges - At inception of the hedges, the Bank did not believe that the hedges would be highly effective in offsetting fair value changes between the derivative and the bonds (hedged item), and the FHLBNY accounted for the derivatives as freestanding (economic hedge). Unless designated under the FVO, economic hedges of debt do not generate basis adjustments for the hedged instruments since their carrying values are not adjusted for fair value changes. The carrying values of debt designated under the FVO are adjusted for changes in the full fair values of the debt, not just for changes in the benchmark rate.
Principal economic hedges are summarized below:
Floating-rate debt - At September 30, 2010 and at December 31, 2009, the FHLBNY had hedged $13.4 billion and $8.0 billion of floating-rate bonds that were indexed to interest rates other than 3-month LIBOR by entering into swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR.
Fixed-rate debt - At September 30, 2010 and December 31, 2009, the FHLBNY had hedged $1.5 billion and $13.1 billion of short-term fixed-rate debt.
FVO economic hedge - At September 30, 2010 and December 31, 2009, the FHLBNY had hedged $10.8 billion and $6.0 billion of short-term bonds designated under the FVO.
Impact of changes in interest rate to the balance sheet carrying values of hedged bonds - The carrying amounts of consolidated obligation bonds included fair value basis losses of $1.1 billion at September 30, 2010 and $0.6 billion at December 31, 2009. Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the two measurement dates, and the value and implied volatility of call options of callable bonds.
Unrealized fair value basis losses were consistent with the forward yield curves at those dates that were projecting forward rates below the fixed-rate coupons of hedge qualifying bonds and bonds designated under the FVO. The flattening of the yield curve at September 30, 2010, with the forward rates well below the same yields projected at December 31, 2009, caused bond fair values to be in a loss position. At September 30, 2010, the yield curve was forecasting 0.64%, 1.29%, and 1.92% on the 3-year, 5-year and 7-year swap curves, compared to 1.67%, 2.68% and 3.38% at December 31, 2009.
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
The following summarizes discount notes issued and outstanding (dollars in thousands):
Table 24: Discount Notes Outstanding

	September 30, 2010	December 31, 2009

Par value	$17,791,522	$30,838,104

Amortized cost	$17,784,192	$30,827,639
Fair value option valuation adjustments	3,716	—

Total	$17,787,908	$30,827,639

Weighted average interest rate	0.19%	0.15%

Discount notes remain a popular funding vehicle for the FHLBNY. The efficiency of issuing discount notes is an important element in its use to alter funding tactics relatively rapidly, as discount notes can be issued any time and in a variety of amounts and maturities in contrast to other short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms.
During the three quarters of 2010, the Bank has shifted its funding mix between bonds and discount notes, reducing or increasing issuance of discount notes depending on changes in pricing and spreads of discount notes. In 2010, investor demand for discount notes has declined relative to 2009. The money-market sector, which had become a significant investor segment for FHLBank discount notes during much of the credit crisis, is now seeking short-term investments that offer a higher rate of return. The prevailing low interest rate environment in 2010 has also adversely impacted discount note spreads to LIBOR, and as a funding tool, discount notes are no longer as attractive as they had been in 2009. In large part, the FHLBNY has stopped the issuance of overnight discount notes, in part because of shortage of a ready source of a risk-free overnight asset to fund profitably, in part as a result of worsening pricing of overnight discount note, and in part because the FHLBNY has determined that term discount notes would better match its regulatory liquidity profile.
Discount notes outstanding at September 30, 2010 declined to $17.8 billion when spreads narrowed adversely to levels observed in the 2010 first quarter. In the 2010 second quarter, spreads to LIBOR had widened making the funding more attractive, discount notes outstanding rose to $27.5 billion from $19.8 billion at March 31, 2010.
Economic hedges of discount notes - As of September 30, 2010 and December 31, 2009, no discount notes were hedged under the accounting standards for derivatives and hedging. The Bank generally hedges discount notes in economic hedges to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to LIBOR. At September 30, 2010, the discount notes outstanding as designated under the FVO was $1.8 billion in principal amounts and were economically hedged by interest rate swaps to mitigate fair value risk due to changes in fair values of the notes. There were no discount notes designated under the FVO at December 31, 2010.
Stockholders’ Capital and Mandatorily Redeemable Capital Stock
Capital Resources — Stockholders’ Capital
The FHLBanks, including FHLBNY, have a unique cooperative structure. To access FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in FHLBNY. The member’s stock requirement is based on the amount of mortgage-related assets on the member’s balance sheet and its use of FHLBNY advances, as prescribed by the FHLBank Act, which reflects the value of having ready access to FHLBNY as a reliable source of low-cost funds. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. The shares are not publicly traded. See Note 11 for more information about Capital and Capital ratios.
At September 30, 2010, total capital stock $100 par value, putable and issued and held by members was 46,636,000 shares compared to 50,590,000 shares at December 31, 2009. Members are required to purchase FHLBNY stock in proportion to the volume of advances borrowed. Decrease in capital stock is in line with the decrease in advances borrowed by members.
Stockholders’ Capital - Stockholders’ Capital comprised of capital stock, retained earnings and Accumulated other comprehensive income (loss) (“AOCI”) decreased by $336.3 million at September 30, 2010 from December 31, 2009 primarily because of decrease in capital stock. Retained earnings, after payment of dividends, grew by $12.3 million to $701.2 million at September 30, 2010. For more information about the Bank’s retained earnings policy, refer to the section Retained Earnings and Dividend in the Bank’s Form 10-K filed on March 25, 2010. The loss in AOCI declined by $46.7 million from December 31, 2009. The principal components of AOCI are summarized in Note 13 to the unaudited financial statements accompanying this report.

Capital stock- Capital stock, par value $100, was $4.7 billion at September 30, 2010, a decline of $395.4 million from December 31, 2009. The decline in capital stock was consistent with decreases in advances borrowed by members. Since members are required to purchase stock as a percentage of advances borrowed from the FHLBNY, a decline in advances will typically result in a decline in capital stock. In addition, under the Bank’s present practice, stock in excess of the amount necessary to support advance activity is redeemed daily by the FHLBNY. Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings under the provisions requiring members to purchase stock to support borrowings and its practice of redeeming excess capital stock.
Mandatorily Redeemable Capital Stock
The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Such capital is considered to be mandatorily redeemable and a liability under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income. Mandatorily redeemable capital stock at September 30, 2010 and December 31, 2009 represented stock held primarily by former members who were no longer members by virtue of being acquired by members of other FHLBanks. Under existing practice, such stock will be repurchased when the stock is no longer required to support outstanding transactions with the FHLBNY.
The FHLBNY reclassifies the stock subject to redemption from equity to liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership.
One member was acquired by a non-member financial institution thus far in 2010. Reduction in mandatorily redeemable stock reflects the fact that the FHLBNY redeemed stock held by former members when advances to the former members matured or were prepaid. Under existing practice, capital stock held by non-members is repurchased at maturity of the advances borrowed by former members. In accordance with Finance Agency regulations, former members and non-members cannot renew their advance borrowings at maturity. Such capital is considered to be a liability and mandatorily redeemable and subject to the provisions under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.
The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):
Table 25: Roll-Forward Mandatorily Redeemable Capital Stock

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Beginning balance	$69,569	$128,254	$126,294	$143,121
Capital stock subject to mandatory redemption reclassified from equity	42	434	30,308	434
Redemption of mandatorily redeemable capital stock [1]	(2,263)	(806)	(89,254)	(15,673)

Ending balance	$67,348	$127,882	$67,348	$127,882

Accrued interest payable	$794	$1,807	$794	$1,807

[1]	Redemption includes repayment of excess stock.

(The annualized accrual rates were 4.60% for September 30, 2010 and 5.60% for September 30, 2009.)

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
The FHLBNY uses derivatives to adjust the interest rate sensitivity of consolidated obligations to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities. In addition, the FHLBNY uses derivatives to (1) offset embedded options in assets and liabilities; (2) hedge the market value of existing assets, liabilities and anticipated transactions; and (3) reduce funding costs. For additional information, see Note 16 – Derivatives and hedging activities to the financial statements accompanying this report.

The following table summarizes the principal derivatives hedging strategies:
Table 26: Derivative Hedging Strategies

			September 30, 2010	December 31, 2009
			Notional Amount	Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)	(in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$115	$123
Pay fixed, receive floating interest rate swap cancelable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$150	$—
Pay fixed, receive floating interest rate swap cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$34,231	$40,252
Pay fixed, receive floating interest rate swap no longer cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$4,064	$2,283
Pay fixed, receive floating interest rate swap non-cancelable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$23,109	$23,367
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$8	$390
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$5,300	$13,113
Receive fixed, pay floating interest rate swap cancelable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$4,970	$6,785
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$440	$108
Receive fixed, pay floating interest rate swap non-cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$26,908	$25,982
Receive fixed, pay floating interest rate swap (non-callable)	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate non-callable	Economic Hedge of Fair Value Risk	$87	$3,784
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$8,128	$6,035
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$1,450	$1,950
Receive fixed, pay floating interest rate swap cancelable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$3,101	$5,690
Receive fixed, pay floating interest rate swap non-cancelable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$7,650	$350
Receive fixed, pay floating interest rate swap non-cancelable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$1,752	$—
Pay fixed, receive floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$—	$1,050
Receive fixed, pay floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$—	$1,050
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892	$1,892
Intermediary positions interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$550	$320
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
Table 27: Derivatives Financial Instruments by Hedge Designation

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Derivatives in fair value hedging relationships	$93,872,212	$(4,556,517)	$98,776,447	$(3,056,718)
Derivatives not designated as hedging instruments	15,079,729	117	27,104,963	31,723
Derivatives matching designated under FVO	12,503,185	10,198	6,040,000	(2,632)
Interest rate caps/floors
Economic-fair value changes	1,900,000	23,593	2,282,000	71,494
Mortgage delivery commitments (MPF)
Economic-fair value changes	20,675	4	4,210	(39)
Other
Intermediation	550,000	709	320,000	352

Total	$123,925,801	$(4,521,896)	$134,527,620	$(2,955,820)

Total derivatives, excluding accrued interest		$(4,521,896)		$(2,955,820)
Cash collateral pledged to counterparties		3,844,058		2,237,028
Cash collateral received from counterparties		(53,796)		—
Accrued interest		(20,439)		(19,104)

Net derivative balance		$(752,073)		$(737,896)

Net derivative asset balance		$32,425		$8,280
Net derivative liability balance		(784,498)		(746,176)

Net derivative balance		$(752,073)		$(737,896)

Derivative Financial Instruments by Product
The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment. The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):
Table 28: Derivative Financial Instruments by Product

	September 30, 2010		December 31, 2009
		Total estimated		Total estimated
		fair value		fair value
		(excluding		(excluding
	Total notional	accrued	Total notional	accrued
	amount	interest)	amount	interest)
Derivatives designated as hedging instruments
Advances-fair value hedges	$61,554,507	$(5,604,763)	$65,901,667	$(3,622,141)
Consolidated obligations-fair value hedges	32,317,705	1,048,246	32,874,780	565,423
Derivatives not designated as hedging instruments
Advances-economic hedges	122,659	(3,861)	513,089	(196)
Consolidated obligations-economic hedges	14,965,070	3,978	24,881,874	36,954
MPF loan-commitments	20,675	4	4,210	(39)
Balance sheet	1,892,000	23,593	1,892,000	71,494
Intermediary positions-economic hedges	550,000	709	320,000	352
Balance sheet-macro hedges swaps	—	—	2,100,000	(5,035)
Derivatives matching COs designated under FVO
Interest rate swaps-consolidated obligations-bonds	10,751,000	7,750	6,040,000	(2,632)
Interest rate swaps-consolidated obligations-discount notes	1,752,185	2,448	—	—

Total notional and fair value	$123,925,801	$(4,521,896)	$134,527,620	$(2,955,820)

Total derivatives, excluding accrued interest		$(4,521,896)		$(2,955,820)
Cash collateral pledged to counterparties		3,844,058		2,237,028
Cash collateral received from counterparties		(53,796)		—
Accrued interest		(20,439)		(19,104)

Net derivative balance		$(752,073)		$(737,896)

Net derivative asset balance		$32,425		$8,280
Net derivative liability balance		(784,498)		(746,176)

Net derivative balance		$(752,073)		$(737,896)

The categories of “Fair value” “Commitment” and Cash flow” hedges represented derivative transactions accounted for as hedges. The category of “Economic” hedges represented derivative transactions under hedge strategies that did not qualify for hedge accounting treatment but were an approved risk management strategy. No cash flow hedges were outstanding at September 30, 2010 or December 31, 2009.

Asset Quality and Concentration– Advances, Investment Securities, Mortgage Loans, and Counterparty Risks
The FHLBNY incurs credit risk — the risk of loss due to default — in its lending, investing, and hedging activities. It has instituted processes to help manage and mitigate this risk. Despite such processes, some amount of credit risk will always exist. External events, such as severe economic downturns, declining real estate values (both residential and non-residential), changes in monetary policy, adverse events in the capital markets, and other developments, could lead to member or counterparty default or impact the creditworthiness of investments. Such events would have a negative impact upon the FHLBNY’s income and financial performance.
The following table sets forth five-year history of the FHLBNY’s advances and mortgage loan portfolios (in thousands):
Table 29: Advances and Mortgage Loan Portfolios

	September 30,	December 31,
	2010	2009	2008	2007	2006	2005

Advances	$85,697,171	$94,348,751	$109,152,876	$82,089,667	$59,012,394	$61,901,534

Mortgage loans before allowance for credit losses	$1,273,224	$1,322,045	$1,459,291	$1,492,261	$1,484,012	$1,467,525

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
The FHLBNY uses methodologies to identify and measure credit risk from creditworthiness risk arising from members, counterparties, and other entities; collateral risk arising from type, quality, and lien status; and concentration risk arising from borrower, portfolio, geographic area, industry, or product type.
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
The FHLBNY makes on-site reviews of borrowers in connection with the evaluation of the borrowers’ pledged mortgage collateral. This review involves a qualitative assessment of risk factors that includes an examination of legal documentation, credit underwriting, and loan-servicing practices on mortgage collateral. The FHLBNY has developed the on-site review process to more accurately value each borrower’s pledged mortgage portfolio based on current secondary-market standards. The results of the review may lead to adjustments in the estimated liquidation value of pledged collateral. The FHLBNY may also make additional market value adjustments to a borrower’s pledged mortgage collateral based on the quality and accuracy of the automated data provided to the FHLBNY. See Tables 30-32 for more information.
Credit Risk and Concentration Risk — Advances
While the FHLBNY has never experienced a credit loss on an advance, the expanded eligible collateral for Community Financial Institutions and non-member housing associates permitted, but not required, by the Finance Agency provides the potential for additional credit risk for the FHLBNY. It is the FHLBNY’s current policy not to accept “expanded” eligible collateral from Community Financial Institutions. The management of the FHLBNY has the policies and procedures in place to appropriately manage credit risk associated with the advance business. In extending credit to a member, the FHLBNY adheres to specific credit policy limits approved by its Board of Directors. The FHLBNY has not established limits for the concentrations of specific types of advances, but management reports the activity in advances to the Board each month. Each quarter, management reports the concentrations of putable advances made to individual members. There were no past due advances and all advances were current at any periods in this report. Management does not anticipate any credit losses, and accordingly, the FHLBNY has not provided an allowance for credit losses on advances. The FHLBNY’s potential credit risk from advances is concentrated in commercial banks, savings institutions and insurance companies. At September 30, 2010, the top ten member institutions had borrowed advances aggregating $57.3 billion or 71.4% of total advances outstanding (par). The comparable amount at December 31, 2009 was $59.5 billion, or 65.6% of total advance outstanding. Sufficient collateral was held to cover the advances to these institutions. See Table 33 below for more information.
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
As of September 30, 2010 and December 31, 2009, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:
•	Allows a member to retain possession of the collateral assigned to the FHLBNY, if the member executes a written security agreement and agrees to hold such collateral for the benefit of the FHLBNY; or
•	Requires the member specifically to assign or place physical possession of such collateral with the FHLBNY or its safekeeping agent.
The following table summarizes pledged collateral in support of advances (in thousands):
Table 30: Collateral Supporting Advances to Members

		Underlying Collateral for Advances
		Mortgage	Securities and
	Advances[1]	Loans[2]	Deposits[2]	Total[2]
September 30, 2010	$80,102,811	$102,314,450	$44,596,206	$146,910,656

December 31, 2009	$90,737,700	$111,346,235	$49,564,456	$160,910,691

Note[1]	Par value

Note[2]	Estimated market value

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
The following table summarizes pledged collateral in support of other member obligations (other than advances) (in thousands):
Table 31: Collateral Supporting Member Obligations Other Than Advances

		Underlying Collateral for Other Obligations
	Other		Securities and
	Obligations[1]	Mortgage Loans[2]	Deposits[2]	Total [2]
September 30, 2010	$1,899,440	$4,686,068	$323,262	$5,009,330

December 31, 2009	$720,622	$2,257,204	$126,970	$2,384,174

Note[1]	Standby financial letters of credit, derivatives and members’ credit enhancement guarantee amount. (“MPFCE”)

Note[2]	Estimated market value
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
The following table shows the breakdown of collateral pledged by members between those that were specifically listed and those in the physical possession or that of its safekeeping agent (in thousands):
Table 32: Location of Collateral Held

	Estimated Market Values
	Collateral in	Collateral	Collateral	Total
	Physical	Specifically	Pledged for	Collateral
	Possession	Listed	AHP	Received
September 30, 2010	$51,752,820	$100,449,622	$(282,455)	$151,919,987

December 31, 2009	$57,660,864	$105,714,763	$(80,762)	$163,294,865
The total of collateral pledged to the FHLBNY includes excess collateral pledged above the FHLBNY’s maximum Lendable value. These Lendable value requirements range from 60% to 97% of the collateral pledged, based on the collateral type. It is common for members to maintain excess collateral positions with the FHLBNY for future liquidity needs. Based on several factors (e.g. advance type, collateral type or member financial condition) members are required to comply with specified collateral requirements, including but not limited to, a detailed listing of pledged mortgage collateral and/or delivery of pledged collateral to FHLBNY or its designated collateral custodian(s). For example, all pledged securities collateral must be delivered to the FHLBNY’s nominee name at Citibank, N.A., the FHLBNY’s securities safekeeping custodian. Mortgage collateral that is required to be in the FHLBNY’s possession is typically delivered to the FHLBNY’s Jersey City, N.J. facility. However, in certain instances, delivery to an FHLBNY approved custodian may be allowed.

Table 33: Concentration analysis — Top Ten Advance Holders
The following tables provide summary data for the top ten advance holders (dollars in thousands):

	September 30, 2010
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Nine months
Hudson City Savings Bank, FSB*	Paramus	NJ	$17,175,000	21.4%	$178,029	$529,488
Metropolitan Life Insurance Company	New York	NY	13,230,000	16.5	75,674	222,705
New York Community Bank*	Westbury	NY	7,593,167	9.5	77,416	230,083
MetLife Bank, N.A.	Bridgewater	NJ	4,969,500	6.2	16,368	40,514
Manufacturers and Traders Trust Company	Buffalo	NY	3,709,163	4.6	11,607	34,369
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,735,000	3.4	27,463	83,763
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.1	17,971	60,244
Valley National Bank	Wayne	NJ	2,361,500	2.9	24,677	73,885
Doral Bank	San Juan	PR	1,531,420	1.9	16,471	53,041
New York Life Insurance Company	New York	NY	1,500,000	1.9	4,274	11,166

Total			$57,304,750	71.4%	$449,950	$1,339,258

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2009
				Percentage of
			Par	Total Par Value	12-months
	City	State	Advances	of Advances	Interest Income
Hudson City Savings Bank, FSB*	Paramus	NJ	$17,275,000	19.0%	$710,900
Metropolitan Life Insurance Company	New York	NY	13,680,000	15.1	356,120
New York Community Bank*	Westbury	NY	7,343,174	8.1	310,991
Manufacturers and Traders Trust Company	Buffalo	NY	5,005,641	5.5	97,628
The Prudential Insurance Co. of America	Newark	NJ	3,500,000	3.9	93,601
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,000,000	3.3	120,870
Emigrant Bank	New York	NY	2,475,000	2.7	64,131
Doral Bank	San Juan	PR	2,473,420	2.7	86,389
MetLife Bank, N.A.	Bridgewater	NJ	2,430,500	2.7	46,142
Valley National Bank	Wayne	NJ	2,322,500	2.6	103,707

Total			$59,505,235	65.6%	$1,990,479

*	At December 31, 2009, officer of member bank also served on the Board of Directors of the FHLBNY.

	September 30, 2009
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Nine months
Hudson City Savings Bank, FSB*	Paramus	NJ	$17,325,000	18.9%	$178,896	$532,100
Metropolitan Life Insurance Company	New York	NY	14,280,000	15.6	84,277	279,360
New York Community Bank*	Westbury	NY	8,148,476	8.9	78,413	233,129
Manufacturers and Traders Trust Company	Buffalo	NY	5,493,756	6.0	19,133	83,856
The Prudential Insurance Co. of America	Newark	NJ	3,500,000	3.8	22,448	71,473
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,960,000	3.2	29,824	91,226
Emigrant Bank	New York	NY	2,475,000	2.7	16,127	48,004
Doral Bank	San Juan	PR	2,473,420	2.7	21,513	65,825
MetLife Bank, N.A.	Bridgewater	NJ	2,382,000	2.6	12,854	34,658
Valley National Bank	Wayne	NJ	2,338,500	2.6	25,608	78,322

Total			$61,376,152	67.0%	$489,093	$1,517,953

*	At September 30, 2009, officer of member bank also served on the Board of Directors of the FHLBNY.
Investment quality
The FHLBNY’s investments are summarized below (dollars in thousands):
Table 34: Period-Over-Period Change in Investments

	September 30,	December 31,	Dollar	Percentage
	2010	2009	Variance	Variance

State and local housing finance agency obligations [1]	$740,256	$751,751	$(11,495)	(1.53)%
Mortgage-backed securities
Available-for-sale securities, at fair value	3,360,959	2,240,564	1,120,395	50.01
Held-to-maturity securities, at carrying value	7,480,990	9,767,531	(2,286,541)	(23.41)

Total securities	11,582,205	12,759,846	(1,177,641)	(9.23)

Grantor trusts [2]	12,822	12,589	233	1.85
Federal funds sold	4,095,000	3,450,000	645,000	18.70

Total investments	$15,690,027	$16,222,435	$(532,408)	(3.28)%

[1]	Classified as held-to-maturity securities, at carrying value.

[2]	Classified as available-for-sale securities, at fair value and represents investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts.
Long-term investments were principally comprised of (1) Mortgage-backed securities classified as held-to-maturity at a carrying value of $7.5 billion, of which 88.2% comprised of securities issued by government sponsored enterprises and a U.S. government agency, (2) Mortgage-backed securities classified as available-for-sale securities at recorded fair values of $3.4 billion, 100 percent of which was comprised of GSE issued mortgage-backed securities. In addition, the FHLBNY had investments of $740.3 million in primary public and private placements of taxable obligations of state and local housing finance authorities classified as held-to-maturity. Short-term investments consisted of Federal funds sold.

Investment rating
External ratings and the changes in a security’s external rating are factors in the FHLBNY’s assessment of impairment; a rating or a rating change alone is not necessarily indicative of impairment or absence of impairment.
The following tables contain information about credit ratings of the Bank’s investments in Held-to-maturity and Available-for-sale securities (in thousands). Also see, Table 20 rating information:
Table 35: NRSRO Held-to-Maturity Securities
External ratings — Held-to-maturity securities — September 30, 2010:

						Below
	Carrying	NRSRO Ratings - September 30, 2010				Investment
Issued, guaranteed or insured:	Value	AAA	AA	A	BBB	Grade
Pools of Mortgages
Fannie Mae	$939,288	$939,288	$—	$—	$—	$—
Freddie Mac	269,515	269,515	—	—	—	—

Total pools of mortgages	1,208,803	1,208,803	—	—	—	—

Collateralized Mortgage Obligations/Real
Estate Mortgage Investment Conduits
Fannie Mae	1,854,692	1,854,692	—	—	—	—
Freddie Mac	3,184,866	3,184,866	—	—	—	—
Ginnie Mae	127,168	127,168	—	—	—	—

Total CMOs/REMICs	5,166,726	5,166,726	—	—	—	—

Commercial Mortgage-Backed Securities
Freddie Mac	173,969	173,969	—	—	—	—
Ginnie Mae	48,954	48,954	—	—	—	—

Total commercial mortgage-backed securities	222,923	222,923	—	—	—	—

Non-GSE MBS
CMOs/REMICs	336,980	218,579	9,688	20,989	—	87,724
Asset-Backed Securities
Manufactured housing loans (insured)	182,711	—	182,711	—	—	—
Home equity loans (insured)	196,641	9,710	70,835	23,226	14,037	78,833
Home equity loans (uninsured)	166,206	150,323	11,791	—	4,092	—

Total asset-backed securities	545,558	160,033	265,337	23,226	18,129	78,833

Total HTM mortgage-backed securities	$7,480,990	$6,977,064	$275,025	$44,215	$18,129	$166,557

Other
State and local housing finance agency obligations	$740,256	$71,597	$592,594	$19,845	$56,220	$—

Total other	$740,256	$71,597	$592,594	$19,845	$56,220	$—

Total Held-to-maturity securities	$8,221,246	$7,048,661	$867,619	$64,060	$74,349	$166,557

Table 36: NRSRO Available-for-Sale Securities
External ratings — Available-for-sale securities — September 30, 2010:

		NRSRO Ratings - September 30, 2010
Issued, guaranteed or insured:	Fair Value	AAA	AA	A
Pools of Mortgages
Fannie Mae	$—	$—	$—	$—
Freddie Mac	—	—	—	—

Total pools of mortgages	—	—	—	—

Collateralized Mortgage Obligations/Real
Estate Mortgage Investment Conduits
Fannie Mae	2,275,326	2,275,326	—	—
Freddie Mac	1,085,633	1,085,633	—	—
Ginnie Mae	—	—	—	—

Total CMOs/REMICs	3,360,959	3,360,959	—	—

Non-GSE MBS
CMOs/REMICs	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—

Total non-federal-agency MBS	—	—	—	—

Asset-Backed Securities
Manufactured housing loans (insured)	—	—	—	—
Home equity loans (insured)	—	—	—	—
Home equity loans (uninsured)	—	—	—	—

Total asset-backed securities	—	—	—	—

Total AFS mortgage-backed securities	$3,360,959	$3,360,959	$—	$—

Other
Fixed income funds, equity funds and cash equivalents *	$12,822

Total Available-for-sale securities	$3,373,781

*	Unrated

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
Available-for-sale securities – 100 percent of MBS outstanding and classified as AFS were issued by Fannie Mae and Freddie Mac.
Held-to-maturity securities – Comprised of 88.2% and 89.1% of MBS also issued by Fannie Mae, Freddie Mac and a U.S. government agency at September 30, 2010 and December 31, 2009.
The following table summarizes the carrying value basis of held-to-maturity mortgage-backed securities by issuer (dollars in thousands):
Table 37: Carrying Value Basis of Held-to-Maturity Mortgage-Backed Securities by Issuer

	September 30,	Percentage	December 31,	Percentage
	2010	of total	2009	of total

U.S. government sponsored enterprise residential mortgage-backed securities
Fannie Mae	$2,793,981	37.35%	$3,746,768	38.36%
Freddie Mac	3,454,380	46.17	4,735,371	48.48
U.S. agency residential mortgage-backed securities	127,168	1.70	171,531	1.76
U.S. government sponsored enterprise commercial mortgage-backed securities	173,969	2.33	—	—
U.S. agency commercial mortgage-backed securities	48,953	0.65	49,526	0.51
Private-label issued securities	882,539	11.80	1,064,335	10.89

Total Held-to-maturity securities-mortgage-backed securities	$7,480,990	100.00%	$9,767,531	100.00%

Non-Agency Private label mortgage — and asset-backed securities
The Bank also held MBS that were privately issued, and were classified as held-to-maturity. The following table summarizes private-label mortgage- and asset-backed securities by fixed- or variable-rate coupon types (Unpaid principal balance; in thousands):
Table 38: Non-Agency Private Label Mortgage Securities

	September 30, 2010			December 31, 2009
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label RMBS
Prime	$328,579	$4,068	$332,647	$435,913	$4,359	$440,272
Alt-A	6,123	3,338	9,461	7,229	3,713	10,942

Total PL RMBS	334,702	7,406	342,108	443,142	8,072	451,214

Home Equity Loans
Subprime	399,922	85,256	485,178	437,042	108,801	545,843

Total Home Equity Loans	399,922	85,256	485,178	437,042	108,801	545,843

Manufactured Housing Loans
Subprime	182,731	—	182,731	202,299	—	202,299

Total Manufactured Housing Loans	182,731	—	182,731	202,299	—	202,299

Total UPB of private-label MBS	$917,355	$92,662	$1,010,017	$1,082,483	$116,873	$1,199,356

Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.
Other-Than-Temporarily Impaired Securities
OTTI at 2010 third quarter — To assess whether the entire amortized cost basis of the Bank’s private-label MBS will be recovered, the Bank performed cash flow analysis on 100 percent of the its private-label MBS outstanding at September 30, 2010. Cash flow assessments identified credit impairment on four HTM private-label mortgage-backed securities, and $3.1 million as other-than-temporary impairment (“OTTI”) was recorded as a charge to earnings. All four securities had been previously determined to be OTTI, and the additional impairment (or re-impairment) in the 2010 third quarter was due to further deterioration in the credit performance metrics of the securities. The non-credit portion of OTTI recorded in AOCI was not significant. Year-to-date credit OTTI was $7.7 million.

The tables below provide the key characteristics of the securities1 that were deemed OTTI in the 2010 (dollars in thousands):
Table 39: OTTI in 2010

					Quarter Ended		Nine Months Ended
	Quarter ended September 30, 2010				September 30, 2010		September 30, 2010
	Insurer MBIA		Insurer Ambac		OTTI		OTTI
Security		Fair		Fair	Credit	Non-credit[2]	Credit	Non-credit[2]
Classification	UPB	Value	UPB	Value	Loss	Loss	Loss	Loss

HEL Subprime*	$31,876	$15,050	$16,341	$8,233	$(3,067)	$(2,569)	$(7,737)	$(3,164)

Total	$31,876	$15,050	$16,341	$8,233	$(3,067)	$(2,569)	$(7,737)	$(3,164)

*	HEL Subprime — MBS supported by home equity loans.

	Quarter ended June 30, 2010
	Insurer MBIA		Insurer Ambac		OTTI
Security		Fair		Fair	Credit	Non-credit[2]
Classification	UPB	Value	UPB	Value	Loss	Loss

HEL Subprime*	$20,976	$9,044	$37,456	$22,564	$(1,270)	$(1,068)

Total	$20,976	$9,044	$37,456	$22,564	$(1,270)	$(1,068)

*	HEL Subprime — MBS supported by home equity loans.

	Quarter ended March 31, 2010
	Insurer MBIA		Insurer Ambac		OTTI
Security		Fair		Fair	Credit	Non-credit[2]
Classification	UPB	Value	UPB	Value	Loss	Loss

HEL Subprime*	$21,637	$9,730	$45,476	$26,015	$(3,400)	$473

Total	$21,637	$9,730	$45,476	$26,015	$(3,400)	$473

*	HEL Subprime — MBS supported by home equity loans.

[1]	At September 30, 2010, the total carrying value of the securities prior to OTTI was $22.7 million. The carrying values and fair values of OTTI securities in a loss position prior to OTTI were $8.6 million and $8.1 million also at September 30, 2010.

[2]	Represents net amount of impairment losses reclassified (from) to AOCI to earnings as a result of additional credit losses on securities that had been previously determined to be OTTI.
All four credit impaired securities at September 30, 2010 are insured by bond insurers Ambac and MBIA. The Bank’s analysis of Ambac concluded that the bond insurer could not be relied upon to make whole credit losses. Analysis of MBIA concluded that insurance support could be relied upon for shortfalls up until June 30, 2011, beyond which date, MBIA’s financial resources would be such that insurance protection could not be relied upon.
The following table summarizes the key characteristics of securities insured by MBIA, Ambac, and Assured Guaranty Municipal Trust (formerly FSA) (in thousands):
Table 40: Monoline Insurance of PLMBS

	September 30, 2010
	AMBAC		MBIA		AGM *
		Unrealized		Unrealized		Unrealized
Private-label MBS	UPB	Losses	UPB	Losses	UPB	Losses
HEL
Subprime
2004 and earlier	$179,287	$(31,202)	$34,450	$(8,414)	$77,981	$(2,577)
Manufactured Housing Loans
Subprime
2004 and earlier	—	—	—	—	182,731	(22,141)

Total of all Private-label MBS	$179,287	$(31,202)	$34,450	$(8,414)	$260,712	$(24,718)

*	Assured Guaranty Municipal Trust (formerly FSA)

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):
Table 41: PLMBS by Year of Securitization and External Rating

	September 30, 2010
	Unpaid Principal Balance
						Below		Gross
	Ratings					Investment	Amortized	Unrealized		Total OTTI
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Grade	Cost	(Losses)	Fair Value	Losses
RMBS
Prime
2006	$46,480	$—	$—	$—	$—	$46,480	$46,029	$(407)	$45,710	$—
2005	66,409	—	—	21,223	—	45,186	64,699	(716)	64,575	—
2004 and earlier	219,758	209,866	9,892	—	—	—	218,805	(443)	223,795	—

Total RMBS Prime	332,647	209,866	9,892	21,223	—	91,666	329,533	(1,566)	334,080	—

Alt-A
2004 and earlier	9,461	9,461	—	—	—	—	9,462	(768)	8,746	—

Total RMBS	342,108	219,327	9,892	21,223	—	91,666	338,995	(2,334)	342,826	—

HEL
Subprime
2004 and earlier	485,178	180,811	89,111	42,759	28,932	143,565	456,876	(76,438)	381,214	(4,573)

Manufactured
Housing Loans
Subprime
2004 and earlier	182,731	—	182,731	—	—	—	182,712	(22,141)	160,571	—

Total PLMBS	$1,010,017	$400,138	$281,734	$63,982	$28,932	$235,231	$978,583	$(100,913)	$884,611	$(4,573)

	December 31, 2009
	Unpaid Principal Balance
						Below		Gross
	Ratings					Investment		Unrealized		Total OTTI
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Grade	Amortized Cost	(Losses)	Fair Value	Losses
RMBS
Prime
2006	$63,276	$—	$—	$38,689	$—	$24,587	$62,654	$(2,396)	$60,258	$—
2005	82,982	28,687	—	—	—	54,295	80,996	(1,708)	79,288	(3,204)
2004 and earlier	294,014	281,240	12,774	—	—	—	292,773	(3,696)	289,958	—

Total RMBS Prime	440,272	309,927	12,774	38,689	—	78,882	436,423	(7,800)	429,504	(3,204)

Alt-A
2004 and earlier	10,942	10,942	—	—	—	—	10,944	(938)	10,006	—

Total RMBS	451,214	320,869	12,774	38,689	—	78,882	447,367	(8,738)	439,510	(3,204)

HEL
Subprime
2004 and earlier	545,843	205,480	91,782	48,838	43,035	156,708	525,260	(151,818)	373,442	(137,708)

Manufactured
Housing Loans
Subprime
2004 and earlier	202,299	—	202,299	—	—	—	202,278	(37,101)	165,177	—

Total PLMBS	$1,199,356	$526,349	$306,855	$87,527	$43,035	$235,590	$1,174,905	$(197,657)	$978,129	$(140,912)

Weighted-average market price offers an analysis of unrealized loss percentage; a comparison of the weighted-average credit support to weighted-average collateral delinquency percentage is another indicator of the credit support available to absorb potential cash flow shortfalls.
Table 42: Weighted-Average Market Price of MBS

	September 30, 2010
	Original
	Weighted-	Weighted-	Weighted-Average
	Average Credit	Average Credit	Collateral
Private-label MBS	Support %	Support %	Delinquency %
RMBS
Prime
2006	3.73%	5.29%	6.30%
2005	2.59	4.13	2.56
2004 and earlier	1.58	3.21	0.65

Total RMBS Prime	2.08	3.69	1.82
Alt-A
2004 and earlier	10.97	33.36	10.89

Total RMBS	2.32	4.51	2.07

HEL
Subprime
2004 and earlier	57.14	64.72	17.24

Manufactured Housing Loans
Subprime
2004 and earlier	100.00	100.00	3.14

Total Private-label MBS	46.33%	50.71%	9.55%

	December 31, 2009
	Original
	Weighted-	Weighted-	Weighted-Average
	Average Credit	Average Credit	Collateral
Private-label MBS	Support %	Support %	Delinquency %
RMBS
Prime
2006	3.74%	5.16%	5.47%
2005	2.67	3.82	2.32
2004 and earlier	1.58	2.82	0.79

Total RMBS Prime	2.10	3.35	1.75
Alt-A
2004 and earlier	10.73	32.35	11.22

Total RMBS	2.30	4.05	1.98

HEL
Subprime
2004 and earlier	57.86	65.34	17.40

Manufactured Housing Loans
Subprime
2004 and earlier	57.78	55.56	3.64

Total Private-label MBS	36.95%	40.63%	9.28%

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
Underwriting standards - Summarized below are the principal underwriting criteria for the Bank’s MPF Program through which the Bank acquires mortgage loans for its own portfolio. For a fuller description of the MPF loan mortgage loan standards, refer to pages 8 through 19 of the Bank’s most recent Form 10-K filed on March 25, 2010.
Mortgage loans delivered under the MPF Program must meet certain underwriting and eligibility requirements. Loans must be qualifying 5- to 30-year conforming conventional or Government fixed-rate, fully amortizing mortgage loans, secured by first liens on owner-occupied one-to-four family residential properties and single unit second homes. Not eligible for delivery under the MPF Program are mortgage loans that are not ratable by S&P, or loans that are classified as high cost, high rate, or high risk. Satisfaction Collectability of mortgage loans is supported by liens on real estate securing the loan. For conventional loans, defined as mortgage loans other than VA and FHA insured loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80 percent at origination, which is paid for by the borrower. The FHLBNY is responsible for losses up to the “first loss level”. Losses beyond this layer are absorbed through credit enhancement provided by the member participating in the Mortgage Partnership Program. All residual credit exposure is FHLBNY’s responsibility. The amount of credit enhancement is computed with the use of a Standard & Poor’s model to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement is an obligation of the member.
The following table provides roll-forward information with respect to the First Loss Account (in thousands):
Table 43: Roll-Forward First Loss Account

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Beginning balance	$11,513	$13,948	$13,934	$13,765
Additions	187	19	340	216
Resets*	—	—	(2,540)	—
Charge-offs	(97)	—	(131)	(14)
Recoveries	—	—	—	—

Ending balance	$11,603	$13,967	$11,603	$13,967

*	For the Original MPF, MPF 100, MPF 125 and MPF Plus products, the Credit Enhancement is periodically recalculated. If the recalculated Credit Enhancement would result in a PFI Credit Enhancement obligation lower than the remaining obligation, the PFI’s Credit Enhancement obligation will be reset to the new, lower level.
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
Mortgage loans — Past due
In the FHLBNY’s outstanding mortgage loans held-for-portfolio, non-performing loans and loans 90 days or more past due and accruing interest were as follows (in thousands):
Table 44: Mortgage Loans — Past Due

	September 30, 2010	December 31, 2009

Secured by 1-4 family	$668	$570

The past due loans still accruing were VA and FHA insured loans.
Non-performing mortgage loans were conventional mortgage loans that were placed on non-accrual/non-performing status when the collection of the contractual principal or interest from the borrower was 90 days or more past due. FHLBNY considers conventional loans that are 90 days or more past due as non-accrual loans. Conventional loans exclude Federal Housing Administration (“FHA”) and Veteran Administration (“VA”) insured loans. FHA and VA insured loans that were past due 90 days or more were not significant at any period reported, and interest was still being accrued because of VA and FHA insurance (See Table 45: Mortgage Loans — Interest Short-fall). No loans were impaired for any periods covered in this report, other than the non-accrual loans.

Mortgage loans — Interest on Non-performing loans
The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):
Table 45: Mortgage Loans — Interest Short-Fall

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Interest contractually due [1]	$373	$200	$973	$505
Interest actually received	344	179	898	452

Shortfall	$29	$21	$75	$53

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.
Table 46: Mortgage Loans — Allowance for Credit Losses

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Beginning balance	$5,392	$2,760	$4,498	$1,406
Charge-offs	(97)	—	(131)	(14)
Recoveries	11	—	33	—
Provision for credit losses on mortgage loans	231	598	1,137	1,966

Ending balance	$5,537	$3,358	$5,537	$3,358

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
The top five Participating Financial Institutions (PFI) and the outstanding MPF loan balances are listed below (dollars in thousands):
Table 47: Top Five Participating Financial Institutions — Concentration

	September 30, 2010
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$533,689	42.23%
Astoria Federal Savings and Loan Association	210,404	16.65
Community Bank fka Elmira Svgs & Ln Assn	51,694	4.09
OceanFirst Bank	50,658	4.01
CFCU Community Credit Union	40,802	3.23
All Others	376,501	29.79

Total [1]	$1,263,748	100.00%

	December 31, 2009
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$607,072	46.17%
Astoria Federal Savings and Loan Association	220,268	16.75
Elmira Savings and Loan F.A.	61,663	4.69
Ocean First Bank	51,277	3.90
CFCU Community Credit Union	42,344	3.22
All Others	332,304	25.27

Total [1]	$1,314,928	100.00%

Note[1]	Totals do not include CMA loans.

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
Derivative Counterparty Ratings
The FHLBNY is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The FHLBNY transacts most of its derivatives with major financial institutions. Some of these institutions or their affiliates buy, sell, and distribute consolidated obligations. The FHLBNY is also subject to operational risks in the execution and servicing of derivative transactions. The degree of counterparty credit risk may depend, among other factors, on the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk. The FHLBNY manages counterparty credit risk through credit analysis and collateral requirements and by following the requirements set forth in Finance Agency’s regulations. The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments, but it does not measure the credit risk exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing derivatives in favorable fair value gain positions if the counterparty defaults and the related collateral, if any, is of insufficient value to the FHLBNY.
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
Table 48: Credit Exposure by Counterparty Credit Rating

	September 30, 2010
			Total Net
	Number of	Notional	Exposure at	Net Exposure after
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral[3]

AAA	—	$—	$—	$—
AA	8	45,406,173	40,342	18,346
A	8	78,223,953	35,340	3,540
Members (Note[1] and Note2)	2	275,000	10,535	10,535
Delivery Commitments	—	20,675	4	4

Total	18	$123,925,801	$86,221	$32,425

	December 31, 2009
			Total Net
	Number of	Notional	Exposure at	Net Exposure after
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral[3]

AAA	—	$—	$—	$—
AA	7	45,652,167	684	684
A	8	88,711,243	—	—
Members (Note[1] and Note2)	2	160,000	7,596	7,596
Delivery Commitments	—	4,210	—	—

Total	17	$134,527,620	$8,280	$8,280

Note[1]:	Fair values of $10.5 million and $7.6 million comprising of intermediated transactions with members and interest-rate caps sold to members (with capped floating-rate advances) were collateralized at September 30, 2010 and December 31, 2009.

Note[2]:	Members are required to pledge collateral to secure derivatives purchased by the FHLBNY as an intermediary on behalf of its members. Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate-related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest. As a result of the collateral agreements with its members, the FHLBNY believes that its maximum credit exposure due to the intermediated transactions was $0 at September 30, 2010 and December 31, 2009.

Note[3]:	As reported in the Statements of Condition.
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
Exposure - In determining credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY attempts to mitigate its exposure by requiring derivative counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. At September 30, 2010, counterparties had deposited $53.8 million in cash as collateral to mitigate such an exposure. At December 31, 2009, the fair values of derivatives in a gain position were below the threshold and derivative counterparties pledged no cash to the FHLBNY.
At September 30, 2010 and December 31, 2009, the FHLBNY had posted $3.8 billion and $2.2 billion in cash as collateral to derivative counterparties to mitigate derivatives in a net fair value liability (unfavorable) position. The FHLBNY is exposed to the extent that a counterparty may not pay the posted cash collateral to the FHLBNY under unforeseen circumstances, such as bankruptcy; in such an event the FHLBNY would then exercise its rights under the “International Swaps and Derivatives Association agreement” (“ISDA”). To the extent, the FHLBNY may not receive cash equal to the amount posted, the FHLBNY could face losses.
Derivative counterparty ratings - The Bank’s credit exposures (derivatives in a net gain position) at September 30, 2010 were to counterparties rated Single A or better and to member institutions on whose behalf the FHLBNY had acted as an intermediary or had sold interest rate caps, at the request of members, to create capped floating rate advance borrowings. The exposures were collateralized under standard collateral agreements with the FHLBNY’s member. Acting as an intermediary, the Bank had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties. See Table 48: Credit Exposure by Counterparty Credit Rating.
Risk mitigation - The FHLBNY attempts to mitigate derivative counterparty credit risk by contracting only with experienced counterparties with investment-grade credit ratings. Annually, the FHLBNY’s management and Board of Directors review and approve all non-member derivative counterparties. Management monitors counterparties on an ongoing basis for significant business events, including ratings actions taken by nationally recognized statistical rating organizations. All approved derivatives counterparties must enter into a master ISDA agreement with the FHLBNY and, in addition, execute the Credit Support Annex to the ISDA agreement that provides for collateral support at predetermined thresholds. These annexes contain enforceable provisions for requiring collateral on certain derivative contracts that are in gain positions. The annexes also define the maximum net unsecured credit exposure amounts that may exist before collateral delivery is required. Typically, the maximum amount is based upon an analysis of individual counterparty’s rating and exposure. The FHLBNY also attempts to manage counterparty credit risk through credit analysis, collateral management and other credit enhancements, such as guarantees, and by following the requirements set forth in the Finance Agency’s regulations.

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
The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank with primary liability. The FHLBank with primary liability would have a corresponding liability to reimburse the FHLBank providing assistance to the extent of such payment and other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the primarily liable FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make a payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. Consequently, the Bank has no means to determine how the Finance Agency might allocate among the other FHLBanks the obligations of a FHLBank that is unable to pay consolidated obligations for which such FHLBank is primarily liable. In the event the Bank is holding a consolidated obligation as an investment for which the Finance Agency would allocate liability among the 12 FHLBanks, the Bank might be exposed to a credit loss to the extent of its share of the assigned liability for that particular consolidated obligation (the Bank did not hold any consolidated obligations of other FHLBanks as investments at September 30, 2010 and December 31, 2009). If principal or interest on any consolidated obligation issued by the FHLBank System is not paid in full when due, the Bank may not pay dividends to, or repurchase shares of stock from, any shareholder of the Bank.
Although the FHLBNY is primarily liable for those consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock from, any member or non-member stockholder until the Finance Agency approves the FHLBNY’s consolidated obligation payment plan or another remedy, and until the FHLBNY pays all the interest and principal currently due under all its consolidated obligations. The par amounts of the outstanding consolidated obligations of all 12 FHLBanks were $0.8 trillion and $0.9 trillion at September 30, 2010 and December 31, 2009.
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

The following table summarizes contractual obligations and other commitments as of September 30, 2010 (in thousands):
Table 49: Contractual Obligations and Other Commitments
(For more information, see Note 18 to the unaudited financial statements in this report.)

	September 30, 2010
	Payments due or expiration terms by period
	Less than	One year	Greater than three	Greater than
	one year	to three years	years to five years	five years	Total
Contractual Obligations
Consolidated obligations-bonds at par [1]	$38,972,100	$25,068,825	$6,634,375	$3,054,200	$73,729,500
Mandatorily redeemable capital stock [1]	45,708	14,650	2,037	4,953	67,348
Premises (lease obligations) [2]	3,060	6,284	4,748	4,674	18,766

Total contractual obligations	39,020,868	25,089,759	6,641,160	3,063,827	73,815,614

Other commitments
Standby letters of credit	1,824,089	20,012	17,472	3,861	1,865,434
Consolidated obligations-bonds/ discount notes traded not settled	774,322	—	—	—	774,322
Open delivery commitments (MPF)	20,675	—	—	—	20,675

Total other commitments	2,619,086	20,012	17,472	3,861	2,660,431

Total obligations and commitments	$41,639,954	$25,109,771	$6,658,632	$3,067,688	$76,476,045

[1]	Callable bonds contain exercise date or a series of exercise dates that may result in a shorter redemption period. Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.

[2]	Immaterial amount of commitments for equipment leases are not included.
Liquidity, Short-Term Borrowings and Short-Term Debt
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
Finance Agency Regulations — Liquidity
Beginning December 1, 2005, with the implementation of the Capital Plan, the Financial Management Policy rules of the Finance Agency with respect to liquidity were superseded by regulatory requirements that are specified in Parts 917, 932 and 965 of Finance Agency regulations and are summarized below. Each FHLBank shall at all times have at least an amount of liquidity equal to the current deposits received from its members that may be invested in:
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
Table 50: Deposit Liquidity

	Average Deposit	Average Actual
For the quarters ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2010	$5,055	$46,304	$41,249
June 30, 2010	5,227	48,055	42,828
March 31, 2010	5,032	51,987	46,955
December 31, 2009	2,364	53,089	50,725
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
Operational liquidity is measured daily. The FHLBNY met the requirements at all times. The following table summarizes excess operational liquidity (in millions):
Table 51: Operational Liquidity

	Average Balance Sheet	Average Actual
For the quarters ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2010	$3,915	$15,127	$11,212
June 30, 2010	2,665	16,051	13,386
March 31, 2010	2,283	15,796	13,513
December 31, 2009	6,710	16,388	9,678
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

Contingency liquidity is reported daily. The FHLBNY met the requirements at all times. The following table summarizes excess contingency liquidity (in millions):
Table 52: Contingency Liquidity

	Average Five Day	Average Actual
For the quarters ended	Requirement	Contingency Liquidity	Excess
September 30, 2010	$1,967	$14,859	$12,892
June 30, 2010	2,047	15,821	13,774
March 31, 2010	2,424	15,463	13,039
December 31, 2009	2,188	15,309	13,121
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
Advance “Roll-Off” and “Roll-Over” Liquidity guidelines. In September 2009, the Finance Agency finalized its Minimum Liquidity Requirement Guidelines. The guidelines expanded the existing liquidity requirements under Parts 917, 932 and 965 of the Finance Agency regulations to include additional cash flow requirements under two scenarios — Advance “Roll-Over” and Roll-Off” scenarios. Each FHLBank, including the FHLBNY must have positive cash balances to be able to maintain positive cash flows for 15 days under the Roll-Off scenario, and for five days under the Roll-Over scenario. The Roll-Off scenario assumes that advances maturing under their contractual terms would mature, and in that scenario the FHLBNY would maintain positive cash flows for a minimum of 5 days on a daily basis. The Roll-Over scenario assumes that the FHLBNY’s maturing advances would be rolled over, and in that scenario the FHLBNY would maintain positive cash flows for a minimum of 15 days on a daily basis. The FHLBNY calculates the amount of cash flows under each scenario on a daily basis and has been in compliance with the guidelines.
Other Liquidity Contingencies. As discussed more fully under the section Debt Financing - Consolidated Obligations, the FHLBNY is primarily liable for consolidated obligations issued on its behalf. The FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the following rules apply: the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock of any member or non-member stockholder until the Finance Agency approves the FHLBNY’s consolidated obligation payment plan or other remedy and until the FHLBNY pays all the interest or principal currently due on all its consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $0.8 trillion at September 30, 2010. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.
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
Short-term Borrowings and Short-term Debt. The primary source of fund, as discussed under the section Debt Financing Activity and Consolidation Obligation bonds and discount notes, in this MD&A is the issuance of FHLBank debt to the public.
Consolidated obligation discount notes are issued with maturities up to one year and provide the FHLBNY with short-term funds and are principally used in funding short-term advances, some long-term advances, as well as money market instruments. The FHLBNY also issues short-term consolidated obligation bonds as part of its asset-liability management strategy.
The FHLBNY may also borrow from another FHLBanks, generally for a period of one day. Such borrowings have been insignificant historically.

The following table summarizes short-term debt and their key characteristics (in thousands)
Table 53: Consolidated Obligations — Original Maturities Less Than One Year

			Consolidated Obligations-Bonds With
	Consolidated Obligations-Discount Notes		Original Maturities of One Year or Less
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

Outstanding at end of the period[1]	$17,784,192	$30,827,639	$13,054,985	$17,987,974
Weighted-average coupon rate at end of the period	0.19%	0.15%	0.31%	0.56%
Monthly-average outstanding for the period[2]	$22,729,663	$41,495,856	$11,885,428	$15,626,249
Highest outstanding at any month-end[2]	$27,479,446	$52,040,302	$17,537,976	$17,987,974

[1]	Outstanding balances represents the amortized cost of short-term debt (less than 1-year) issued and outstanding at the reported dates.

[2]	Monthly average outstanding and highest outstanding represent amounts during the 9-months ended September 30, 2010, and 12-months ended December 31, 2009.
Leverage Limits and Unpledged Asset Requirements
The FHLBNY met the Finance Agency’s requirement that unpledged assets, as defined under regulations, exceed the total of consolidated obligations as follows (in thousands):
Table 54: Unpledged Assets

	September 30, 2010	December 31, 2009
Consolidated Obligations:
Bonds	$74,918,893	$74,007,978
Discount Notes	17,787,908	30,827,639

Total consolidated obligations	92,706,801	104,835,617

Unpledged assets
Cash	69,471	2,189,252
Less: Member pass-through reserves at the FRB	(50,339)	(29,331)
Secured Advances [2]	85,697,171	94,348,751
Investments [1]	15,690,234	16,222,615
Mortgage loans	1,267,687	1,317,547
Accrued interest receivable on advances and investments	305,763	340,510
Less: Pledged Assets	(2,981)	(2,045)

	102,977,006	114,387,299

Excess unpledged assets	$10,270,205	$9,551,682

[1]	The Bank pledged $3.0 million and $2.0 million at September 30, 2010 and December 31, 2009 to the FDIC. See Note 4 — Held-to-maturity securities.

[2]	The Bank also provided to the U.S. Treasury a listing of $0.0 and $10.3 billion in advances with respect to a lending agreement at September 30, 2010 and December 31, 2009.
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
Purchases of MBS. Finance Agency investment regulations limit the purchase of mortgage-backed securities to 300 percent of capital. The FHLBNY was in compliance with the regulation at all times.
Table 55: FHFA MBS Limits

	September 30, 2010		December 31, 2009
	Actual	Limits	Actual	Limits

Mortgage securities investment authority	209%	300%	213%	300%

On March 24, 2008, the Board of Directors of the Federal Housing Finance Board (“Finance Board”), predecessor to the Finance Agency, adopted Resolution 2008-08, which temporarily expanded the authority of a FHLBank to purchase mortgage-backed securities (“MBS”) under certain conditions. The resolution had allowed an FHLBank to increase its investments in MBS issued by Fannie Mae and Freddie Mac by an amount equal to three times its capital, which is to be calculated in addition to the existing regulatory limit. The expanded authority permitted MBS to be as much as 600 percent of the FHLBNY’s capital.
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
Rating Actions With Respect to the FHLBNY are outlined below:
Table 56: FHLBNY Ratings
Short-Term Ratings:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Short-Term Outlook		Rating
2010	June 17, 2010 - Affirmed	P-1	July 21, 2010	Short-Term rating affirmed	A-1+

2009	June 19, 2009 - Affirmed	P-1	July 13, 2009	Short-Term rating affirmed	A-1+
	February 2, 2009 - Affirmed	P-1

2008	October 29, 2008 - Affirmed	P-1	June 16, 2008	Short-Term rating affirmed	A-1+
	April 17, 2008 - Affirmed	P-1
Long-Term Ratings:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Long-Term Outlook			Rating
2010	June 17, 2010 - Affirmed	Aaa/Stable	July 21, 2010	Long-Term rating affirmed	outlook stable	AAA/Stable

2009	June 19, 2009 - Affirmed	Aaa/Stable	July 13, 2009	Long-Term rating affirmed	outlook stable	AAA/Stable
	February 2, 2009 - Affirmed	Aaa/Stable

2008	October 29, 2008 - Affirmed	Aaa/Stable	June 16, 2008	Long-Term rating affirmed	outlook stable	AAA/Stable
	April 17, 2008 - Affirmed	Aaa/Stable

Legislative and Regulatory Developments

The most important legislative development during the period covered by this report was the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on July 21, 2010, which is discussed in greater detail below together with a presentation of certain regulatory actions resulting from the Dodd-Frank Act that may have an important impact on the Bank. Other important developments during the period covered by this report include certain Finance Agency regulatory actions, certain proposed legislation that would permit the Bank to continue to issue certain tax exempt letters of credit past December 31, 2010, and Basel Committee activity that may ultimately impact member demand for advances and investor demand for COs, each discussed in greater detail below.

Dodd-Frank Act

The Dodd-Frank Act, among other things: (1) creates an interagency oversight council (the “Oversight Council”) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates a consumer financial protection bureau. Although the FHLBanks were exempted from several notable provisions of the Dodd-Frank Act, the FHLBanks’ business operations, funding costs, rights, obligations, and the environment in which FHLBanks carry out their housing-finance mission are likely to be impacted by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have an important impact on the Bank are summarized below, although the full impact of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.

Regulatory Activity Pursuant to the Dodd-Frank Act

Proposed Commodities Futures Trading Commission (“CFTC”) — Securities and Exchange Commission (“SEC “) Rule—Certain Key Definitions for Derivatives. On August 20, 2010, the CFTC and the SEC jointly issued a proposed rule which requested comments on certain key terms necessary to regulate the use and clearing of derivatives as required by the Dodd-Frank Act by September 20, 2010. The definitions of those terms may adversely impact the Bank. For example, in addition to the clearing and exchange trading requirements for certain standardized derivatives transactions, if the Bank is determined to be a “major swap participant,” the Bank will also have to register with the CFTC and will be subject to new standards of conduct and additional reporting and swap-based capital and margin requirements. In addition, derivatives transactions not subject to exchange trading or centralized clearing will also be subject to additional margin requirements, and all derivatives transactions could be subject to new reporting requirements. Such additional requirements would likely increase the cost of the Bank’s hedging activities and may adversely affect the Bank’s ability to hedge its interest rate risk exposure, to achieve its risk management objectives, and to act as an intermediary between its members and counterparties.

Proposed CFTC Rule on Eligible Investments for Derivatives Clearing Organizations. On November 3, 2010, the CFTC issued a proposed rule with a comment deadline of December 3, 2010, which, among other changes, would eliminate the ability of futures commissions’ merchants and derivatives clearing organizations to invest customer funds in GSE securities that are not explicitly guaranteed by the U.S. government. Currently, GSE securities are eligible investments under CFTC regulations. If this change is adopted as proposed, then the demand for FHLBank debt may be adversely impacted.

Oversight Council Proposed Rule Regarding Authority to Supervise and Regulate Certain Nonbank Financial Companies. On October 6, 2010, the Oversight Council created by the Dodd-Frank Act issued a proposed rule with a comment deadline of November 5, 2010 that, if implemented, will give the Oversight Council the authority to require a ‘nonbank financial company’ (a term to be defined by the Oversight Council) to be supervised by the Board of Governors of the Federal Reserve System and subject to certain prudential standards. The Oversight Council shall make this determination based on whether material financial distress at a given firm, or the nature, scope, size, scale, concentration, interconnectedness, or mix of the activities of the firm, could pose a threat to the financial stability of the United States. If the FHLBanks are determined to be nonbank financial companies subject to the Oversight Council’s regulatory requirements, then the FHLBanks’ operations and business are likely to be impacted.

Oversight Council Request for Information on Implementing the ‘Volcker Rule’. On October 6, 2010, the Oversight Council issued a public request for information in connection with the Oversight Council’s study on implementing certain prohibitions on proprietary trading, which prohibitions are commonly referred to as the ‘Volcker Rule’. Institutions covered by the Volcker Rule may be subject to higher capital requirements and quantitative limits with regard to their proprietary trading. If the Volcker Rule is implemented in a way that subjects FHLBanks to it, then the Bank may be subject to additional limitations on the composition of its investment portfolio, beyond those to which it is already subject under existing Finance Agency regulations, which in turn could potentially result in less profitable investment alternatives.

Federal Deposit Insurance Corporation (“FDIC”) Proposed Rule on Unlimited Deposit Insurance for Non-interest Bearing Transaction Accounts. The Dodd-Frank Act requires the FDIC and the National Credit Union Administration to provide unlimited deposit insurance for non-interest bearing transaction accounts. This requirement is in effect for FDIC-insured institutions from December 31, 2010 until January 1, 2013 and for insured credit unions from the effective date of the Dodd-Frank Act until January 1, 2013. On September 27, 2010, the FDIC issued a proposed rule to implement this provision of the Dodd-Frank Act. Deposits are a source of liquidity for our members, and a rise in deposits, which may occur due to the FDIC’s unlimited support of non-interest bearing transaction accounts if the proposed rule is adopted, would tend to weaken member demand for Bank advances.

FDIC Proposed Rule on Dodd-Frank Resolution Authority. On October 12, 2010, the FDIC issued a proposed rule with a comment deadline of November 18, 2010 on how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States. The proposed rule provides, among other things, that:

•	all creditors must expect to absorb losses in any liquidation and that secured creditors will only be protected to the extent of the fair value of their collateral;

•	to the extent that any portion of a secured creditor’s claim is unsecured, it will absorb losses along with other unsecured creditors; and

•	secured obligations collateralized with US government obligations will be valued at par.

Finance Agency Regulatory Actions

Proposed Finance Agency Regulation on Conservatorship and Receivership. On July 9, 2010, the Finance Agency issued a proposed regulation on the conservatorship and receivership of Fannie Mae, Freddie Mac and the FHLBanks that would set forth the basic authorities of the Finance Agency as conservator or receiver, including the enforcement and repudiation of contracts; establishment of procedures for conservators and receivers and priorities of claims for contract parties and other claimants; and address whether and to what extent claims by current and former holders of equity interests in the regulated entities will be paid.

Proposed Finance Agency Regulation on Rules of Practice and Procedure for Enforcement Proceedings. On August 12, 2010, the Finance Agency issued a proposed regulation with a comment deadline of October 12, 2010 that would, if adopted, amend existing regulations implementing stronger Finance Agency enforcement powers and procedures.

Additional Developments

Tax-Exempt Bonds Supported by FHLBank Letters of Credit. Legislation has been introduced that would allow an FHLBank, on behalf of one or more members, to issue letters of credit to support non-housing related tax-exempt state and local bond issuances issued after December 31, 2010. If enacted, this would be an extension of the Bank’s authority to issue such letters of credit that was first granted to the FHLBanks by the Housing and Economic Recovery Act of 2008, which authority is otherwise set to expire on December 31, 2010.

Basel Committee on Banking Supervision Capital Framework. The Basel Committee on Banking Supervision (the “Basel Committee”) has developed a new capital regime for internationally-active banks. Banks subject to the new regime will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. While it is uncertain how the new capital regime or other standards being developed by the Basel Committee, such as liquidity standards, will be implemented by the U.S. regulatory authorities, the new regime could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby decreasing their need for advances. Likewise, any new liquidity requirements may also adversely impact member demand for advances and/or investor demand for COs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management. Market or interest rate risk (“IRR”) is the risk of loss of market value or future earnings that may result from changes in the interest rate environment. Embedded in IRR is a tradeoff of risk versus reward wherein the FHLBNY could earn higher income by having higher IRR through greater mismatches between its assets and liabilities at the cost of potentially significant declines in market value and future income if the interest rate environment turned against the FHLBNY’s expectations. The FHLBNY has opted to retain a modest level of IRR which allows it to preserve its capital value while generating steady and predictable income. In keeping with that philosophy, the FHLBNY’s balance sheet consists of predominantly short-term and LIBOR-based assets and liabilities. More than 80 percent of the FHLBNY’s financial assets are either short-term or LIBOR-based, and a similar percentage of its liabilities are also either short-term or LIBOR based. These positions protect the FHLBNY’s capital from large changes in value arising from interest rate or volatility changes.
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
Risk Measurements. The FHLBNY’s Risk Management Policy sets up a series of risk limits that the FHLBNY calculates on a regular basis. The risk limits are as follows:
•	The option-adjusted DOE is limited to a range of +/- four years in the rates unchanged case and to a range of +/- six years in the +/-200bps shock cases. Due to the low interest rate environment beginning in early 2008 through the third quarter of 2010, rates were too low for a meaningful parallel down-shock measurement.

•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.

•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under both the +/-200bps shocks compared to the rates unchanged case.

•	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.

•	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-12 months.
The FHLBNY’s portfolio, including its derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure. The FHLBNY’s last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE*	+200bps DOE
September 30, 2010	-2.13	N/A	1.46
June 30, 2010	-1.20	N/A	2.80
March 31, 2010	-0.51	N/A	3.81
December 31, 2009	0.42	N/A	3.68
September 30, 2009	-0.39	N/A	3.88

*	Due to the on-going low interest rate environment, there were no down-shock measurements performed between the third quarter of 2009 and the third quarter of 2010.
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

	One Year Re-
	pricing Gap
September 30, 2010	$6.888	Billion
June 30, 2010	$4.939	Billion
March 31, 2010	$4.753	Billion
December 31, 2009	$4.626	Billion
September 30, 2009	$5.480	Billion

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

	Sensitivity in	Sensitivity in
	the -200bps	the +200bps
	Shock *	Shock
September 30, 2010	N/A	12.96%
June 30, 2010	N/A	12.20%
March 31, 2010	N/A	3.13%
December 31, 2009	N/A	4.53%
September 30, 2009	N/A	9.23%

*	Due to the on-going low interest rate environment, there were no down-shock measurements performed between the third quarter of 2009 and the third quarter of 2010.
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

	Down-shock	+200bps Change in
	Change in MVE *	MVE
September 30, 2010	N/A	1.63%
June 30, 2010	N/A	-1.62%
March 31, 2010	N/A	-4.53%
December 31, 2009	N/A	-5.08%
September 30, 2009	N/A	-4.68%

*	Due to the on-going low interest rate environment, there were no down-shock measurements performed between the third quarter of 2009 and the third quarter of 2010.
As noted, the potential declines under these shocks are within the FHLBNY’s limits of a maximum 10 percent.

The following table displays the FHLBNY’s maturity/re-pricing gaps as of September 30, 2010 (in millions):

	Interest Rate Sensitivity
	September 30, 2010
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$8,899	$315	$417	$184	$186
MBS Investments	7,636	1,548	1,035	241	481
Adjustable-rate loans and advances	9,191	—	—	—	—

Net unswapped	25,726	1,863	1,452	425	667

Fixed-rate loans and advances	14,117	4,201	13,883	7,780	30,932
Swaps hedging advances	55,269	(3,905)	(12,857)	(7,590)	(30,917)

Net fixed-rate loans and advances	69,386	296	1,026	190	15
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$95,112	$2,159	$2,478	$615	$682

Interest-bearing liabilities:
Deposits	$3,773	$1	$—	$—	$—

Discount notes	17,156	630	—	—	—
Swapped discount notes	629	(629)	—	—	—

Net discount notes	17,785	1	—	—	—

Consolidated Obligation Bonds
FHLB bonds	28,034	14,522	21,510	6,741	3,040
Swaps hedging bonds	39,771	(13,505)	(19,119)	(5,097)	(2,050)

Net FHLB bonds	67,805	1,017	2,391	1,644	990

Total interest-bearing liabilities	$89,363	$1,019	$2,391	$1,644	$990

Post hedge gaps[1]:
Periodic gap	$5,749	$1,140	$87	$(1,029)	$(308)
Cumulative gaps	$5,749	$6,889	$6,976	$5,947	$5,639

[1]	Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

The following tables display the FHLBNY’s maturity/re-pricing gaps as of December 31, 2009 (in millions):

	Interest Rate Sensitivity
	December 31, 2009
		More than	More than	More than
	Six months	six months to	one year to	three years to	More than
	or less	one year	three years	five years	five years

Interest-earning assets:
Non-MBS Investments	$8,621	$124	$371	$249	$587
MBS Investments	6,773	903	2,420	1,167	879
Adjustable-rate loans and advances	14,101	—	—	—	—

Net unswapped	29,495	1,027	2,791	1,416	1,466

Fixed-rate loans and advances	9,588	7,853	16,124	8,254	34,814
Swaps hedging advances	63,852	(6,722)	(14,389)	(7,950)	(34,791)

Net fixed-rate loans and advances	73,440	1,131	1,735	304	23
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$102,935	$2,158	$4,526	$1,720	$1,489

Interest-bearing liabilities:
Deposits	$2,590	$—	$—	$—	$—

Discount notes	28,770	2,057	—	—	—
Swapped discount notes	1,422	(1,422)	—	—	—

Net discount notes	30,192	635	—	—	—

Consolidated Obligation Bonds
FHLB bonds	25,717	16,014	22,829	6,033	2,844
Swaps hedging bonds	39,617	(14,298)	(19,513)	(4,501)	(1,305)

Net FHLB bonds	65,334	1,716	3,316	1,532	1,539

Total interest-bearing liabilities	$98,116	$2,351	$3,316	$1,532	$1,539

Post hedge gaps[1]:
Periodic gap	$4,819	$(193)	$1,210	$188	$(50)
Cumulative gaps	$4,819	$4,626	$5,836	$6,024	$5,974

[1]	Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

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

ITEM 4T. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at September 30, 2010. Based on this evaluation, they concluded that as of September 30, 2010, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
As previously reported, on September 15, 2008, Lehman Brothers Holdings, Inc. (“LBHI”), the parent company of Lehman Brothers Special Financing Inc. (“LBSF”) and a guarantor of LBSF’s obligations, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. LBSF filed for protection under Chapter 11 in the same court on October 3, 2008. LBSF was a counterparty to FHLBNY on multiple derivative transactions under an International Swap Dealers Association, Inc. master agreement with a total notional amount of $16.5 billion at the time of termination of the Bank’s derivative transactions with LBSF. The net amount that was due to the Bank after giving effect to obligations that were due LBSF was approximately $65 million. The FHLBNY timely filed proofs of claim in the amount of approximately $65 million as creditors of LBSF and LBHI in connection with the bankruptcy proceedings. The Bank fully reserved the LBSF receivables as the bankruptcies of LBHI and LBSF make the timing and the amount of any recovery uncertain.
As previously reported, the Bank received a Derivatives ADR Notice from LBSF dated July 23, 2010 making a Demand as of the date of the Notice of approximately $268 million owed to LBSF by the Bank. Subsequently, in accordance with the Alternative Dispute Resolution Procedure Order entered by the Bankruptcy Court dated September 17, 2009 (“Order”), the Bank responded to LBSF on August 23, 2010, denying LBSF’s Demand. LBSF served a reply on September 7, 2010, effectively reiterating its position. A mediation has been scheduled pursuant to the Order for December 8, 2010.
While the Bank believes that LBSF’s position is without merit, the amount the Bank actually recovers or pays will ultimately be decided in the course of the bankruptcy proceedings.
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

Federal Home Loan Bank of New York (Registrant)
/s/ Patrick A. Morgan
Patrick A. Morgan
Senior Vice President and Chief Financial Officer Federal Home Loan Bank of New York (on behalf of the registrant and as the Principal Financial Officer)

Date: November 12, 2010