Form 10-K
period 2010-12-31
Federal Home Loan Bank of New York
filed 2011-03-25
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Friday, March 18, 2011

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2010, the aggregate par value of the common stock held by members of the registrant was approximately $4,679,522,000. At February 28, 2011, 43,881,661 shares of common stock were outstanding.

Federal Home Loan Bank of New York
2010 Annual Report on Form 10-K

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
Members of the FHLBNY must purchase FHLBNY stock according to regulatory requirements. (For more information, see Note 12 — Mandatorily Redeemable Capital Stock and Note 14 — Capital to the financial statements). The business of the cooperative is to provide liquidity for our members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, the Bank operates such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district. All members are required to purchase capital stock in FHLBNY as a condition of membership. For the year ending December 31, 2010, community financial institutions are defined as FDIC-insured depository institutions having average total assets of $1,029 million. Annually, the Federal Housing Finance Agency (“Finance Agency”), formerly the Federal Housing Finance Board (“Finance Board”), will adjust the total assets “cap” to reflect any percentage increase in the preceding year’s Consumer Price Index.
A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired an FHLBNY member. Because the Bank operates as a cooperative, the FHLBNY conducts business with related parties in the normal course of business and considers all members and non-member stockholders as related parties in addition to the other FHLBanks. (For more information, see Note 21 — Related Party Transactions to the financial statements, and also Item 13 — Certain Relationships and Related Transactions, and Director Independence in this Form 10-K).
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
As of July 2008, the FHLBNY is supervised and regulated by the Federal Housing Finance Agency (“Finance Agency”), which is an independent agency in the executive branch of the U.S. government. The Finance Agency’s principal purpose as it relates to the FHLBanks is to ensure that the FHLBanks operate in a safe and sound manner including maintenance of adequate capital and internal controls. In addition, the Finance Agency ensures that the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets; each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under the Federal Housing Enterprises Financial Safety and Soundness Act (Safety and Soundness Act) and the Federal Home Loan Bank Act of 1932 (FHLBank Act); each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the Safety and Soundness Act and the FHLBank Act; and the activities of each FHLBank and the manner in which are operated is consistent with the public interest. The Finance Agency also ensures that the FHLBNY carries out its housing and community development mission, remains adequately capitalized and able to raise funds in the capital markets. However, while the Finance Agency establishes regulations governing the operations of the FHLBanks, the Bank functions as a separate entity with its own management, employees and board of directors.

The FHLBNY’s website is www.fhlbny.com. The FHLBNY has adopted, and posted on its website, a Code of Business Conduct and Ethics applicable to all of its employees and directors.
Market Area
The FHLBNY’s market area is the same as its membership district — New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. Institutions that are members of the FHLBNY must have their principal places of business within this market area but may also operate elsewhere. The FHLBNY had 336 and 331 members at December 31, 2010 and 2009.
The most recent market analysis performed in November 2010 indicated that in the Bank’s district, there are 26 banks and thrifts and 560 credit unions eligible for membership that have not joined. Of these, the FHLBNY considers approximately 55 as appropriate candidates for membership. An appropriate candidate for membership is an institution that is likely to transact sufficient advance business with the FHLBNY within a reasonable period of time, so that the stock the potential member will likely be required to purchase under membership provisions will not dilute the dividend on the existing members’ stock. Characteristics that identify attractive candidates include an asset base of $100 million or greater ($50 million for credit unions), an established practice of wholesale funding, a high loan-to-deposit ratio, strong asset growth, sufficient eligible collateral, and management that has had experience with the FHLBanks during previous employment.
The FHLBNY actively markets membership through personal contacts and promotional materials. The FHLBNY competes for business by offering competitively priced products and financial flexibility afforded by membership. Institutions join the FHLBNY primarily for access to a reliable source of liquidity. Advances are an attractive source of liquidity because they permit members to pledge relatively non-liquid assets, such as 1-4 family, multifamily and commercial real estate mortgages held in portfolio, to create liquidity for the member. Advances are attractively priced because of the FHLBNY’s access to capital markets as a GSE and the FHLBNY’s strategy of providing balanced value to members.
The following table summarizes the FHLBNY’s members by type of institution.

	Commercial	Thrift	Credit	Insurance
	Banks	Institutions	Unions	Companies	Total

December 31, 2010	159	110	62	5	336

December 31, 2009	160	112	54	5	331
Business Segments
The FHLBNY manages its operations as a single business segment. Management and the FHLBNY’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.
The FHLBNY’s cooperative structure permits it to expand and contract with demand for advances and changes in membership. When advances are paid down, either because the member no longer needs the funds or because the member has been acquired by a non-member and the former member decides to prepay advances, the stock associated with the advances is immediately redeemed. When advances are paid before maturity, the FHLBNY collects fees that make the FHLBNY financially indifferent to the prepayment. The FHLBNY’s operating expenses are very low, about 6.0-8.0 basis points on average assets. Dividend capacity, which is a function of net income and the amount of stock outstanding, is largely unaffected by the prepayment since future stock and future income are reduced more or less proportionately. We believe that the FHLBNY will be able to meet its financial obligations and continue to deliver balanced value to members, even if demand for advances drops significantly or if members are lost to acquisitions.
Products and Services
The FHLBNY offers to its members several correspondent banking services as well as safekeeping services. The fee income that is generated from these services is not significant. The FHLBNY also issues standby letters of credit on behalf of members for a fee. The total of income derived from such services was about $4.9 million for the year ended December 31, 2010, about $4.2 million in 2009, and about $3.4 million in 2008. On an infrequent basis, the FHLBNY may act as an intermediary to purchase derivative instruments for members.
The FHLBNY provides the Mortgage Partnership Finance® program to its members as another service. For more information, see Acquired Member Assets Programs in this report. However, the FHLBNY does not expect the program to become a significant factor in its operations. The interest revenues derived from this program and another inactive mortgage program aggregated $65.4 million for the year ended December 31, 2010, $72.0 million for the year ended December 31, 2009 and $77.9 million for the year ended December 31, 2008. The revenues were not a significant source of Net interest income for the FHLBNY.
The FHLBNY’s short-term investments certificates of deposit, Federal funds sold and interest-earning deposits placed with high-rated financial institutions provide immediate liquidity to satisfy members’ needs for funds. Investments in mortgage-backed securities, classified as held-to-maturity or available-for-sale, and housing finance agency bonds, classified as held-to-maturity, provide additional earnings to enhance dividend potential for members. As a cooperative, the FHLBNY strives to provide its members a reasonable return on their investment in the FHLBNY’s capital stock. The interest income derived from investments aggregated $0.4 billion, $0.5 billion and $1.0 billion for the years ended December 31, 2010, 2009 and 2008 and represented 36.9%, 27.7% and 23.4% of total interest income for those years.

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
Advances to members, including former members, constituted 81.0%, and 82.4% of the FHLBNY’s Total assets of $100.2 billion and $114.5 billion at December 31, 2010 and 2009. In terms of revenues, interest income derived from advances was $0.6 billion, $1.3 billion and $3.0 billion, representing 57.0%, 68.4% and 74.7% of total interest income for the years ended December 31, 2010, 2009 and 2008. Most of the FHLBNY’s critical functions are directed at supporting the borrowing needs of the FHLBNY’s members, monitoring the members’ associated collateral positions, and providing member support operations.
Members use advances as a source of funding to supplement their deposit-gathering activities. Advances borrowed by members have grown substantially in the last 10 years because many members have not been able to increase their deposits in their local markets as quickly as they have increased their assets. To close this funding gap, members have preferred to obtain reasonably priced advances rather than increasing their deposits by offering higher rates or foregoing asset growth. Because of the wide range of advance types, terms, and structures available to them, members have also used advances to enhance their asset/liability management. As a cooperative, the FHLBNY prices advances at minimal net spreads above the cost of its funding in order to deliver more value to members.
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
Adjustable Rate Advances (“ARC Advances”) — ARC advances are medium- and long-term loans that can be linked to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, the Federal funds rate, or Prime. Members use ARC advances to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets. The interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to that designated index. Principal is due at maturity and interest payments are due at each reset date, and at the final payment date.
Fixed-rate Advances — Fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances. A significant component of Fixed-rate advances is putable advances. Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances because of the “put” feature that the Bank purchases from the member, driving down the coupon on the advance. With a putable advance, the FHLBNY has the right to exercise the put option and terminate the advance at predetermined exercise date (s), which the FHLBNY normally would exercise when interest rates rise. The borrower may then apply for a new advance at the then prevailing coupon and terms. In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term-advances. The price advantage of a putable advance increases with the numbers of puts sold and the length of the term of a putable advance. Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from two days to 30 years.
The Bank also offers fixed-rate callable advances. The call feature is purchased by the member and allows the member the right to exercise the call option and terminate the advance at predetermined exercise date (s).
Overnight advances — The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs. Overnight Advances mature on the next business day, at which time the advance is repaid. Interest is calculated on a 360-day basis, charged daily, and priced at a spread to the prevailing Federal funds rate.
Amortizing Advances — Amortizing Advances are medium- or long-term fixed-rate loans with fixed amortizing schedules structured to match the payment characteristics of a mortgage loan or portfolio of mortgage loans held by the member. Terms offered are from one to 30 years with constant principal and interest payments.

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
On September 23, 2008, the FHLBank of Chicago announced the launch of the MPF Xtra product which provides participating FHLBanks and PFIs with an additional new balance sheet mortgage sale alternative. Loans sold to the FHLBank of Chicago through the MPF Xtra product will concurrently be sold to Fannie Mae, as a third party investor, and will not be held on the FHLBank of Chicago’s balance sheet. Unlike other MPF products, under the MPF Xtra product PFIs are not required to provide credit enhancement and would not receive credit enhancement fees. As of December 31, 2010, the FHLBNY has not participated in this product.
Mortgage Partnership Finance Program
Introduction
The Bank invests in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through Participating Financial Institution members (“PFIs”) and purchase participations in pools of eligible mortgage loans are purchased from other FHLBanks (collectively, “MPF” or “MPF Loans”). MPF Loans are conforming conventional and Government (i.e. insured or guaranteed by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs (“VA”), the Rural Housing Service of the Department of Agriculture (“RHS”) or the Department of Housing and Urban Development (“HUD”) fixed rate mortgage loans secured by one-to-four family residential properties, with maturities ranging from five to 30 years or participations in such mortgage loans. MPF Loans that are Government loans are collectively referred to as “MPF Government Loans.”
There are currently five MPF Loan products from which PFIs may choose. Four of these products (Original MPF, MPF 125, MPF Plus and MPF Government) are closed loan products in which the Bank purchases loans that have been acquired or have already been closed by the PFI with its own funds. However, under the MPF 100 product, the Bank “table funds” MPF Loans; that is, the Bank provides the funds through the PFI as the Bank’s agent to make the MPF Loan to the borrower. The PFI performs all the traditional retail loan origination functions under this and all other MPF products. With respect to the MPF 100 product, the Bank is considered the originator of the MPF Loan for accounting purposes since the PFI is acting as our agent when originating this MPF Loan. The Bank no longer offers this product and the last asset acquired under this program was on July 27, 2009.

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
The MPF Program enables other FHLBanks, including the FHLBNY, to purchase and fund MPF Loans with their member PFIs. In addition, the FHLBank of Chicago (“MPF Provider”) provides programmatic and operational support to those FHLBanks that participate in the program (“MPF Banks”). The current MPF Banks are the Federal Home Loan Banks of Boston, Des Moines, New York, Pittsburgh, and Topeka.
MPF Banks generally acquire whole loans from their respective PFIs but may also acquire them from a member PFI of another MPF Bank with permission of the PFI’s respective MPF Bank. An MPF Banks may also acquire participations from another MPF Bank. The FHLBNY has not purchased loans from another FHLBank since January 2000.
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
For conventional MPF Loan products, PFIs assume or retain a portion of the credit risk on the MPF Loans they cause to be funded by or they sell to an MPF Bank by providing credit enhancement (“CE Amount”), either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance. The PFI’s CE Amount covers losses for MPF Loans under a master commitment in excess of the MPF Bank’s first loss account. PFIs are paid a credit enhancement fee (“CE Fee”) for managing credit risk, and in some instances all or a portion of the CE Fee may be performance based. See “Credit Enhancement Structure — MPF Loan Credit Risk” for a detailed discussion of the credit enhancement, risk sharing arrangements and loan product information for the MPF Program.
MPF Provider
The FHLBank of Chicago (“MPF Provider”) establishes the eligibility standards under which an MPF Bank member may become a PFI, the structure of MPF Loan products and the eligibility rules for MPF Loans. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF Loans and the back-office processing of MPF Loans in its role as master servicer and master custodian. The MPF Provider has engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF Program. The MPF Provider has also contracted with other custodians meeting MPF Program eligibility standards at the request of certain PFIs. These other custodians are typically affiliates of PFIs, and in some cases a PFI acts as self-custodian.
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
PFI Eligibility
Members and eligible housing associates may apply to become a PFI of their respective MPF Bank. If a member is an affiliate of a holding company which has another affiliate that is an active PFI, the member is only eligible to become a PFI if it is a member of the same MPF Bank as the existing PFI. The MPF Bank reviews the general eligibility of the member, its servicing qualifications and ability to supply the documents, data and reports required to be delivered by PFIs under the MPF Program. The member and its MPF Bank sign an MPF Program Participating Financial Institution Agreement (“PFI Agreement”) that provides the terms and conditions for the sale or funding of MPF Loans, including required credit enhancement, and establishes the terms and conditions for servicing MPF Loans. All of the PFI’s obligations under the PFI Agreement are secured in the same manner as the other obligations of the PFI under its regular advances agreement with the MPF Bank. The MPF Bank has the right under the advances agreement to request additional collateral to secure the PFI’s obligations.
Mortgage Standards
Mortgage loans delivered under the MPF Program must meet the underwriting and eligibility requirements in the MPF Guides, as amended by any waiver granted to a PFI exempting it from complying with specified provisions of the MPF Guides. PFIs may utilize an approved automated underwriting system or underwrite MPF Loans manually. The current underwriting and eligibility guidelines under the MPF Guides with respect to MPF Loans are broadly summarized as follows:
•	Mortgage characteristics. MPF Loans must be qualifying 5- to 30-year conventional or Government fixed-rate fully amortizing mortgage loans, secured by first liens on owner-occupied one-to-four unit single-family residential properties and single unit second homes. Conventional loan size, which is established annually as required by Federal Housing Finance Agency regulations, may not exceed the loan limits permitted to be set except in areas designated by the Department of Housing and Urban Development (“HUD”) as High-Cost Areas where the permitted loan size is higher. Condominium, planned unit development and manufactured homes are acceptable property types, as are mortgages on leasehold estates (though manufactured homes must be on land owned in fee simple by the borrower).

•	Loan-to-Value Ratio and Primary Mortgage Insurance. The maximum loan-to-value ratio (“LTV”) for conventional MPF Loans must not exceed 95%. Affordable Housing Program mortgage loans may have LTVs up to 100% (but may not exceed 105% total LTV, which compares the property value to the total amount of all mortgages outstanding against a property). Government MPF Loans may not exceed the LTV limits set by the applicable federal agency. Conventional MPF Loans with LTVs greater than 80% require certain amounts of mortgage guaranty insurance (“MI”), called primary MI.
•	Documentation and Compliance with Applicable Law. The mortgage documents and transaction must comply with all applicable laws, and mortgage loans must be documented using standard Fannie Mae/Freddie Mac Uniform Instruments.
•	Ineligible Mortgage Loans. The following types of mortgage loans are not eligible for delivery under the MPF Program: (1) those that are not ratable by S&P; (2) those not meeting the eligibility requirements set forth in the MPF Program Guides and agreements; and (3) those that are classified as high cost, high rate, high risk, Home Ownership and Equity Protection Act (HOEPA) loans or loans in similar categories defined under predatory lending or abusive lending laws.
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
A majority of the states, and some municipalities, have enacted laws against mortgage loans considered predatory or abusive. Some of these laws impose a liability for violations not only on the originator, but also upon purchasers and assignees of mortgage loans. The FHLBNY takes measures that are considered reasonable and appropriate to reduce the Bank’s exposure to potential liability under these laws and we are not aware of any claim, action or proceeding asserting that the Bank may be liable under these laws. However, the Bank cannot be certain that it will never have any liability under predatory or abusive lending laws.
MPF Loan Deliveries
In order to deliver mortgage loans under the MPF Program, the PFI and MPF Bank will enter into a best efforts master commitment (“Master Commitment”) which provides the general terms under which the PFI will deliver mortgage loans to an MPF Bank, including a maximum loan delivery amount, maximum CE amount and expiration date. PFIs may then request to enter into one or more mandatory funding or purchase commitments (each, a “Delivery Commitment”), which is a mandatory commitment of the PFI to sell or originate eligible mortgage loans. Each MPF Loan delivered must conform to specified ranges of interest rates, maturity terms and business days for delivery (which may be extended for a fee) detailed in the Delivery Commitment, or it will be rejected by the MPF Provider. Each MPF Loan under a Delivery Commitment is linked to a Master Commitment so that the cumulative credit enhancement level can be determined for each Master Commitment.
The sum of MPF Loans delivered by the PFI under a specific Delivery Commitment may be subject to a pair-off fee if it exceeds the amount specified in the Delivery Commitment fee. Delivery Commitments that are not fully funded by their expiration dates are subject to pair-off fees (fees charged to a PFI for failing to deliver the amount of loans specified in a Delivery Commitment) or extension fees (fees charged to a PFI for extending the deadline to deliver loans on a Delivery Commitment).
In connection with each sale to or funding by an MPF Bank, the PFI makes customary representations and warranties in the PFI Agreement, and under the MPF Guides that include eligibility and conformance of the MPF Loans with the requirements in the MPF Guides, and compliance with predatory lending laws and the integrity of the data transmitted to the MPF Provider. Once an MPF Loan is funded or purchased, the PFI must deliver a qualifying promissory note and certain other required documents to the designated custodian, who reports to the MPF Provider whether the documentation package matches the funding information transmitted to the MPF Provider and otherwise meets MPF Program requirements.
In the role of the MPF Provider, the FHLBank of Chicago conducts an initial quality assurance review of a selected sample of MPF Loans from each PFI’s initial MPF Loan delivery. Thereafter, it performs periodic reviews of a sample of MPF Loans to determine whether the reviewed MPF Loans complied with the MPF Program requirements at the time of acquisition. Any exception that indicates a negative trend is discussed with the PFI and can result in the suspension or termination of a PFI’s ability to deliver new MPF Loans if the concern is not adequately addressed. When a PFI fails to comply with the requirements of the PFI Agreement, MPF Guides, applicable law or terms of the mortgage documents, the PFI may be required to provide an indemnification covering related losses or to repurchase the MPF Loans which are impacted by such failure if it cannot be cured. Reasons for which a PFI could be required to repurchase an MPF Loan may include (but are not limited to) MPF Loan ineligibility, breach of representation or warranty under the PFI Agreement or the MPF Guides, failure to deliver the required MPF Loan document package to an approved custodian, servicing breach or fraud.
The Bank does not currently conduct quality assurance reviews of MPF Government loans. The PFI is required to deliver an enforceable Government Agency insurance certificate or loan guaranty.
In addition, the PFI may purchase from the pools of delinquent MPF Government Loans, which is customary in the industry. The repurchase price is equal to the current scheduled principal balance and accrued interest on the MPF Government Loan.

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
MPF Product Comparison Table

		PFI Credit			Servicing
		Enhancement	Credit	Credit	Fee
	MPF Bank	Size	Enhancement	Enhancement	retained
Product Name	FLA[1]	Description	Fee to PFI	Fee Offset[2]	by PFI
Original MPF	3 to 5 basis points/added each year based on the unpaid balance	Equivalent to “AA”	9 to 11 basis points/year — paid monthly	No	25 basis points/year

MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year — paid monthly; performance based after 2 or 3 years	Yes — After first 2 to 3 years	25 basis points/year

MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year — paid monthly; performance based	Yes	25 basis points/year

MPF Xtra	N/A	N/A	N/A	N/A	25 basis points/year

MPF Plus	Sized to equal expected losses	0-20 bps after FLA and SMI to “AA”	6 to 7 basis points/year fixed plus 6 to 7 basis points/year performance based (delayed for 1 year); all fees paid monthly	Yes	25 basis points/year

MPF Government	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	N/A	44 basis points/year plus 2 basis points/year[3]

[1]	MPF Program Master Commitments participated in or held by the Bank as of December 31, 2010.

[2]	Future payouts of performance-based credit enhancement fees are reduced when losses are allocated to the FLA.

[3]	For Government Loan Master Commitments issued after February 1, 2007, only the customary 0.44% (44 basis points) per annum servicing fee is paid based on the outstanding aggregate principal balance of the MPF Government Loans.
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
Under the MPF Program, participation percentages for MPF Loans may range from 100 percent to be retained by the Bank to 100 percent participated to another MPF Bank. The participation percentages do not change during the period that a Master Commitment is open unless the MPF Banks contractually agree to change their respective shares. If the specified participation percentage in a Master Commitment never changes, then the percentage for risk-sharing of losses will remain unchanged throughout the life of the Master Commitment. The FHLBNY retains 100 percent of MPF loans it purchases from its PFIs.

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
The FLA and CE amount apply to all the MPF Loans in a Master Commitment regardless of participation arrangements, so an MPF Bank’s share of credit losses is based on its respective participation interest in the entire Master Commitment. For example, if a MPF Bank’s specified participation percentage was 25 percent under a $100 million Master Commitment, and no changes were made to the Master Commitment, then the MPF Bank risk sharing percentage of credit losses would be 25 percent. In cases where an MPF Bank changes its initial percentage in the Master Commitment, the risk sharing percentage will also change. For example, if an MPF Bank were to acquire 25 percent of the first $50 million and 50 percent of the second $50 million of MPF Loans delivered under a Master Commitment, the MPF Bank would share in 37.5 percent of the credit losses in that $100 million Master Commitment. The MPF Bank would receive principal and interest payments on the individual MPF Loans that remain outstanding in a given month, some in which it may own a 25 percent interest and the others in which it may own a 50 percent interest.
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
Upon any MPF Loan becoming 90 days or more delinquent, the master servicer monitors and reviews the PFI’s default management activities for that MPF Loan, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF Guides. Upon liquidation of any MPF Loan and submission of each realized loss calculation from the PFI, the master servicer reviews the realized loss calculation for conformity with the primary mortgage insurance requirements (if applicable, and conformity to the cost and timeliness standards of the MPF Guides. The master servicer disallows the reimbursement of any servicing advances related to the PFI’s failure to perform in accordance with the MPF Guides. If there is a loss on a conventional MPF Loan, the loss is allocated based on the Master Commitment and shared in accordance with the risk-sharing structure for that particular Master Commitment. The servicer repays any gain on sale of real-estate owned property to the MPF Bank or, in the case of participation, to the MPF Banks based upon their respective interest in the MPF Loan. However, the amount of the gain is available to reduce subsequent losses incurred under the Master Commitment before such losses are allocated between the MPF Bank and the PFI.
The MPF Provider monitors the PFI’s compliance with MPF Program requirements throughout the servicing process and will bring any material concerns to the attention of the MPF Bank. Minor lapses in servicing are charged to the PFI. Major lapses in servicing could result in a PFI’s servicing rights being terminated for cause and the servicing of the particular MPF Loans being transferred to a new, qualified servicing PFI. In addition, the MPF Guides require each PFI to maintain errors and omissions insurance and a fidelity bond and to provide annual certifications of its insurance and compliance with the MPF Program requirements.
Although PFIs or their servicing affiliates generally service the MPF Loans delivered by the PFI, certain PFIs choose to sell the servicing rights on a concurrent basis (servicing released) or in a bulk transfer to another PFI, which is permitted with the consent of the MPF Banks involved. One PFI has been designated to acquire servicing under the MPF Program’s concurrent sale of servicing option. In addition, several PFIs have acquired servicing rights on a concurrent servicing released basis or bulk transfer basis without the direct support from the MPF Program.

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
The portion of credit losses that a PFI is potentially obligated to incur is referred to as its credit enhancement amount (“CE Amount”). The PFI’s CE Amount represents a direct liability to pay credit losses incurred with respect to a Master Commitment or the requirement of the PFI to obtain and pay for a supplemental mortgage guaranty insurance (“SMI”) policy insuring the MPF Bank for a portion of the credit losses arising from the Master Commitment. The PFI may procure SMI to cover losses equal to all or a portion of the CE Amount (except that losses generally classified as special hazard losses are covered by the PFI’s direct liability or the MPF Bank, not by SMI). The final CE Amount is determined once the Master Commitment is closed (i.e. when the maximum amount of MPF Loans is delivered or the expiration date has occurred). For a description of how the PFI’s CE Amount is determined, see “Credit Risk — MPF Program Credit Risk — Setting Credit Enhancement Levels.”
The PFI receives a CE Fee in exchange for providing the CE Amount, which may be used to pay for SMI. CE Fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF Loans under the Master Commitment. The CE Fee and CE Amount may vary depending on the MPF product selected. CE Fees payable to a PFI as compensation for assuming credit risk are recorded as an offset to MPF Loan interest income when paid by the Bank. The Bank also pays performance CE Fees which are based on actual performance of the pool of MPF Loans in each Master Commitment. To the extent that losses in the current month exceed performance CE Fees accrued, the remaining losses may be recovered from withholding future performance CE Fees payable to the PFI.
Loss Allocation
Credit losses on conventional MPF Loans not absorbed by the borrower’s equity in the mortgaged property, property insurance or primary mortgage insurance are allocated between the MPF Bank and PFI as follows:
•	First, to the MPF Bank, up to an agreed upon amount called a First Loss Account.
Original MPF. The FLA starts out at zero on the day the first MPF Loan under a Master Commitment is purchased but increases monthly over the life of the Master Commitment at a rate that ranges from 0.03% to 0.05% (3 to 5 basis points) per annum, based on the month end outstanding aggregate principal balance of the Master Commitment. The FLA is structured so that over time, it should cover expected losses on a Master Commitment, though losses early in the life of the Master Commitment could exceed the FLA and be charged in part to the PFI’s CE Amount.
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
MPF Plus. The FLA is equal to an agreed-upon number of basis points of the aggregate principal balance of the MPF Loans funded under the Master Commitment that is not less than the amount of expected losses on the Master Commitment. Once the Master Commitment is fully funded, the FLA is intended to cover expected losses on that Master Commitment, although the MPF Bank may economically recover a portion of losses incurred under the FLA by withholding performance CE Fees payable to the PFI.
•	Second, to the PFI under its credit enhancement obligation, losses for each Master Commitment in excess of the FLA (if any) up to the CE Amount. The CE Amount may consist of a direct liability of the PFI to pay credit losses up to a specified amount, a contractual obligation of the PFI to provide SMI, or a combination of both. For a description of the CE Amount calculation, see “Setting Credit Enhancement Levels,” below.
•	Third, any remaining unallocated losses are absorbed by the MPF Bank.
With respect to participation interests, MPF Loan losses allocable to the MPF Bank are allocated amongst the participating MPF Banks pro ratably, based upon their respective participation interests in the related Master Commitment. For a description of the risk sharing by participant MPF Banks see “MPF Program — MPF Loan Participations.”

Setting Credit Enhancement Levels
Finance Agency’s regulations require that MPF Loans be sufficiently credit-enhanced so that the Bank’s risk of loss is limited to the losses of an investor in an “AA” rated mortgage-backed security, unless the Bank maintains additional retained earnings in addition to a general allowance for losses. The MPF Provider also analyzes the risk characteristics of each MPF Loan (as provided by the PFI) using S&P’s LEVELS® model in order to determine the required CE Amount for a loan or group of loans to be funded or acquired by an MPF Bank (“MPF Program Methodology”). The PFI’s CE Amount (including the SMI policy for MPF Plus) is calculated using the MPF Program Methodology to equal the difference between the amount needed for the Master Commitment to have a rating equivalent to a “AA” rated mortgage-backed security and our initial FLA exposure (which is zero for the Original MPF product). The FHLBNY determines the FLA exposure by taking the initial FLA and reducing it by the estimated value of any performance-based CE Fees that would be payable to the PFI.
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
Credit Enhancement Fees
The structure of the CE Fee payable to the PFI depends upon the product type selected. For Original MPF, the PFI is paid a monthly CE Fee between 0.09% and 0.11% (9 to 11 basis points) per annum, and paid monthly based on the aggregate outstanding principal balance of the MPF Loans in the Master Commitment.
For MPF 100 and MPF 125, the PFI is paid a monthly CE Fee between 0.07% and 0.10% (7 and 10 basis points) per annum, and paid monthly on the aggregate outstanding principal balance of the MPF Loans in the Master Commitment. The PFI’s monthly CE Fee is performance-based in that it is reduced by losses charged to the FLA. For MPF 100, the CE Fee is fixed for the first two or three years of a Master Commitment and thereafter becomes performance-based. For MPF 125, the CE Fee is performance-based for the entire life of the Master Commitment.
For MPF Plus, the performance-based portion of the CE Fee is typically between 0.06% and 0.07% (6 and 7 basis points) per annum, and paid monthly on the aggregate outstanding balance of the MPF Loans in the Master Commitment. The performance-based CE Fee is reduced by losses charged to the FLA, and is paid one year after accrued based on monthly outstanding balances. The fixed portion of the CE Fee is typically 6-7 basis points per annum and paid monthly on the aggregate outstanding principal balance of the MPF Loans in the Master Commitment. The lower performance CE Fee is generally for Master Commitments without a direct PFI CE amount.
Only MPF Government Loans are eligible for sale under the MPF Government Product. The PFI provides and maintains insurance or a guarantee from the applicable federal agency (i.e. the FHA, VA, RHS or HUD) for MPF Government Loans, and the PFI is responsible for compliance with all federal agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted MPF Government Loans. Monthly, the PFI receives the customary 0.44% (44 basis points) per annum servicing fee that is retained by the PFI on a monthly basis, based on the outstanding aggregate principal balance of the MPF Loans. In addition, for Master Commitments issued prior to February 1, 2007, the PFI is paid a monthly government loan fee equal to 0.02% (2 basis points) per annum based on the month end outstanding aggregate balance of the Master Commitment. Only PFIs that are licensed or qualified to originate and service Government loans by the applicable federal agency or agencies and that maintain a mortgage loan delinquency ratio that is acceptable to the Bank and that is comparable to the national average and/or regional delinquency rates as published by the Mortgage Bankers Association are eligible to sell and service MPF Government Loans under the MPF Program.
Credit Risk Exposure on MPF Loans
The Bank’s credit risk on MPF Loans is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFI’s credit enhancement protection. Under the MPF Program, the PFI’s credit enhancement protection (“CEP Amount”) may take the form of a contingent performance-based CE Fee, whereby such fees are reduced by losses up to a certain amount arising under the Master Commitment and the CE Amount (which represents a direct liability to pay credit losses incurred with respect to that Master Commitment or may require the PFI to obtain and pay for an SMI policy insuring the MPF Bank for a portion of the credit losses arising from the Master Commitment). Under the AMA Regulation, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations are secured along with any other obligations under regular advances agreements and further, that the FHLBNY may request additional collateral to secure the PFI’s obligations.
The Bank also faces credit risk of loss on MPF Loans to the extent that such losses are not recoverable from the PFI either directly or indirectly through performance-based CE Fees, or from an SMI insurer, as applicable. However, because the typical MPF Loan-to-value ratio is less than 100% and PMI covers loan to value ratios in excess of 80%, a significant decline in value of the underlying property would have to occur before the Bank would be exposed to credit losses.

Correspondent Banking Services
The FHLBNY offers its members an array of correspondent banking services, including depository services, wire transfers, settlement services, and safekeeping services. Depository services include processing of customer transactions in “Overnight Investment Accounts,” the interest-bearing demand deposit account each customer has with the FHLBNY. All customer-related transactions (e.g. deposits, Federal Reserve Bank settlements, advances, securities transactions, and wires) are posted to these accounts each business day. Wire transfers include processing of incoming and outgoing domestic and foreign wire transfers, including third-party transfers. Settlement services include automated clearinghouse and other transactions received through the FHLBNY’s accounts at the Federal Reserve Bank as correspondent for its members and passed through to customers’ Overnight Investment Accounts at the FHLBNY. Through a third party, the FHLBNY offers customers a range of securities custodial services, such as settlement of book entry (electronically held) and physical securities. The FHLBNY encourages members to access these products through 1Linksm, an Internet-based delivery system developed as a proprietary service by the FHLBNY. Members access the 1Link system to obtain account activity information or process wire transfers, book transfers, security safekeeping and advance transactions.
Affordable Housing Program and Other Mission Related Programs
Federal Housing Finance Agency regulation Part 952.5 (a) (“Community Investment Cash Advance Programs”) states in general that each FHLBank shall establish an Affordable Housing Program in accordance with Part 951, and a Community Investment Program. As more fully discussed under the section “Assessments” in this Form 10-K, the 12 FHLBanks, including the FHLBNY, must annually set aside for the Affordable Housing Program the greater of $100 million or 10 percent of regulatory defined net income.
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
Other Mission- Related Activities. The Community Investment Program (“CIP”), Rural Development Advance, and Urban Development Advance are community-lending programs that provide additional support to members in their affordable housing and economic development lending activities. These community-lending programs support affordable housing and economic development activity within low- and moderate-income neighborhoods and other activities that benefit low- and moderate-income households. Through the Community Investment Program, Rural Development Advance, and Urban Development Advance programs, the FHLBNY provides reduced-interest-rate advances to members for lending activity that meets the program requirements. The FHLBNY also provides letters of credit (“Letters of Credit”) in support of projects that meet the CIP, Rural Development Advance, and Urban Development Advance program requirements. The project-eligible Letters of Credit are offered at reduced fees. Providing community lending programs (Community Investment Project, Rural Development Advance, Urban Development Advance, and Letters of Credit) at advantaged pricing that is discounted from the FHLBNY’s market interest rates and fees represents an additional allocation of the FHLBNY’s income in support of affordable housing and community economic development efforts. In addition, overhead costs and administrative expenses associated with the implementation of the FHLBNY’s Affordable Housing and community lending programs are absorbed as general operating expenses and are not charged back to the AHP allocation. The foregone interest and fee income, as well as the administrative and operating costs are above and beyond the annual income contribution to the AHP Loans offered under these programs.
Investments
The FHLBNY maintains portfolios of investments to provide additional earnings and for liquidity purposes. Investment income also bolsters the FHLBNY’s capacity to fund Affordable Housing Program projects, to cover operating expenditures, and to satisfy the Resolution Funding Corporation (REFCORP) assessment. For more information, see REFCORP Assessments in this report. To help ensure the availability of funds to meet member credit needs, the FHLBNY maintains a portfolio of short-term investments issued by highly-rated financial institutions. The investments include overnight Federal funds, term Federal funds, interest-bearing deposits, and certificates of deposit. The FHLBNY further enhances interest income by holding long-term investments classified as either held-to-maturity or as available-for-sale. These portfolios primarily consist of mortgage-backed securities issued by government-sponsored mortgage enterprises and U.S. government agencies. The FHLBNY’s securities portfolio also includes a smaller portfolio of privately issued mortgage-backed and residential asset-backed securities, which were primarily acquired prior to 2004. Investments in mortgage-backed securities must carry, at the time of acquisition, the highest credit ratings from Moody’s Investors Service (“Moody’s”) or Standard & Poor’s (“S&P”). The FHLBNY also has investments in housing-related obligations of state and local governments and their housing finance agencies, which are required to carry ratings of AA or higher at time of acquisition. Housing-related obligations help to liquefy mortgages that finance low- and moderate-income housing. The long-term investment portfolio generally provides the FHLBNY with higher returns than those available in the short-term money markets. For more information about investments, see section Asset Quality and Concentration — Advances, Investment securities, and Mortgage Loans, in this MD&A.

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
The FHLBNY also limits the book value of the FHLBNY’s investments in mortgage-backed and residential asset-backed securities, collateralized mortgage obligations (“CMOs”), Real Estate Mortgage Investment Conduits “REMICs”), and other eligible asset-backed securities, collectively known as mortgage-backed securities or “MBS”, to not exceed 300 percent of the Bank’s previous month-end regulatory capital on the day it purchases the securities. At the time of purchase, all securities purchased must carry the highest rating assigned by Moody’s or S&P.
The FHLBNY is prohibited from purchasing:
•	Interest-only or principal-only stripped mortgage-backed securities;
•	Residual-interest or interest-accrual classes of collateralized mortgage obligations (CMOs) and real estate mortgage investment conduits (REMICs);
•	Fixed-rate or floating-rate mortgage-backed securities that on the trade date are at rates equal to their contractual caps and whose average lives vary by more than six years under an assumed instantaneous interest rate change of 300 basis points;
•	Non-U.S. dollar denominated securities.
Debt Financing — Consolidated Obligations
The primary source of funds for the FHLBNY is the sale of debt securities, known as consolidated obligations, in the U.S. and Global capital markets. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the twelve FHLBanks. Consolidated obligations are not obligations of the United States, and the United States does not guarantee them. Consolidated obligations are currently rated Aaa/P-1 by Moody’s and AAA/ A-1+ by S&P. These are the highest ratings available for such debt from a Nationally Recognized Statistical Rating Organization (“NRSRO”). These ratings indicate that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal and interest on consolidated obligations and that the consolidated obligations are judged to be of the highest quality with minimal credit risk. The ratings on the FHLBanks’ consolidated obligations also reflect the FHLBank System’s status as a government-sponsored enterprise (“GSE”). These ratings have not been affected by rating actions taken with respect to individual FHLBanks. The FHLBNY is also currently rated Aaa/P-1 by Moody’s and AAA/ A-1+ by S&P. Investors should note that a rating issued by an NRSRO is not a recommendation to buy, sell or hold securities, and that the ratings may be revised or withdrawn by the NRSRO at any time. Investors should evaluate the rating of each NRSRO independently.
At December 31, 2010 and 2009, the par amounts of consolidated obligations outstanding, bonds and discount notes for all 12 FHLBanks aggregated $0.8 trillion and $0.9 trillion. In comparison, the FHLBNY’s consolidated obligations outstanding at December 31, 2010 and 2009 aggregated $90.4 billion and $104.2 billion.
Although the FHLBNY is primarily liable for its portion of consolidated obligations (i.e. those issued on its behalf), the FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the following rules apply: the FHLBNY may not pay dividends to, or redeem or repurchase shares of stock from any member or non-member stockholder until the Finance Agency, the regulator of the FHLBanks, approves the FHLBNY’s consolidated obligation payment plan or other remedy and until the FHLBNY pays all the interest or principal currently due under all its consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.
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
The FHLBanks issue consolidated obligations through the Office of Finance (“OF”, or the “Office of Finance”), which has authority to issue joint and several debt on behalf of the FHLBanks. Consolidated obligations are distributed through dealers selected by the Office of Finance using various methods including competitive auction and negotiations with individual or syndicates of underwriters. Some debt issuance is in response to specific inquiries from underwriters. Many consolidated obligations are issued with the FHLBank concurrently entering into derivatives agreements, such as interest rate swaps. To facilitate issuance, the OF may coordinate communication between underwriters, individual FHLBanks, and financial institutions executing derivative agreements with the FHLBanks.
Issuance volume is not concentrated with any particular underwriter.
The Office of Finance is mandated by the Finance Agency to ensure that consolidated obligations are issued efficiently and at the lowest all-in cost of funds over time. If the Office of Finance determines that its action is consistent with its Finance Agency’s mandated policies, it may reject the FHLBNY’s request, and the requests of other FHLBanks, to raise funds through the issuance of consolidated obligations on particular terms and conditions. The FHLBNY has never been denied access under this policy for all periods reported.
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
Consolidated Obligation Liabilities
The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency. Each FHLBank independently determines its participation in each issuance of consolidated obligations based on (among other factors) its own funding and operating requirements, maturities, interest rates, and other terms available for consolidated obligations in the market place. Although the FHLBNY is primarily liable for its portion of consolidated obligations (i.e. those issued on its behalf), the FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. The FHLBanks, including the FHLBNY, have emphasized diversification of funding sources and channels as the need for funding from the capital markets has grown.
The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs as described below. The FHLBNY participates in both programs.
The Global Debt Program provides the FHLBanks with the ability to distribute debt into multiple primary markets across the globe. The FHLBank global debt issuance facility has been in place since July 1994. FHLBank global bonds are known for their variety and flexibility; all can be customized to meet changing market demand with different structures, terms and currencies. Global Debt Program bonds are available in maturities ranging from one year to 30 years, with the majority of global issues between one and five years. The most common Global Debt Program structures are bullets, floaters and fixed-rate callable bonds with maturities of one to ten years. Issue sizes are typically from $500 million to $5 billion, and individual bonds can be reopened to meet additional demand. Bullets are the most common global bonds, particularly in sizes of $3 billion or larger.
In 1999, the Office of Finance implemented the TAP issue program on behalf of the FHLBanks. This program consolidates domestic bullet bond issuance through daily auctions of common maturities by reopening previously issued bonds. Effectively, the program has reduced the number of separate FHLBanks’ bullet issues and individual issues have grown as large as $1.0 billion. The increased issue sizes have a number of market benefits for investors, dealers and the 12 FHLBanks. TAP issues have improved market awareness, expanded secondary market trading opportunities, improved liquidity and stimulated greater demand from investors and dealers seeking high-quality GSE securities with U.S. Treasury-like characteristics. The TAP issues follow the same 3-month quarterly cycles used for the issuance of “on-the-run” Treasury securities and also have semi-annual coupon payment dates (March, June, September and December). The coupons for new issues are determined by the timing of the first auction during a given quarter.

The FHLBanks also issue global consolidated obligations-bonds. Effective in January 2009, a debt issuance process was implemented by the FHLBanks and the Office of Finance to provide a scheduled monthly issuance of global bullet consolidated obligation bonds. As part of this process, management from each of the FHLBanks will determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s capital to total system capital. If the FHLBanks’ commitments exceed the minimum debt issue size, the proceeds are allocated based on relative capital of the FHLBanks, with the allocation limited to the lesser of the allocation amount or actual commitment amount. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. The FHLBanks can, however, pass on any scheduled calendar slot and not issue any global bullet consolidated obligation bonds upon agreement of eight of the 12 FHLBanks. The FHLBanks, including the FHLBNY, continue to issue debt that is both competitive and attractive in the marketplace. In addition, the FHLBanks continuously monitor and evaluate their debt issuance practices to ensure that consolidated obligations are efficiently and competitively priced.
Consolidated obligations are issued with either fixed- or variable-rate coupon payment terms that use a variety of indices for interest rate resets. These indices include the London Interbank Offered Rate (“LIBOR”), Constant Maturity Treasury (“CMT”), 11th District Cost of Funds Index (“COFI”), Prime rate, the Federal funds rate, and others. In addition, to meet the expected specific needs of certain investors in consolidated obligations, both fixed- and variable-rate bonds may also contain certain features that will result in complex coupon payment terms and call options. When the FHLBNY cannot use such complex coupons to match its assets, FHLBNY enters into derivative transactions containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond.
The consolidated obligations, beyond having fixed- or variable-rate coupon payment terms, may also be Optional Principal Redemption Bonds (callable bonds) that the FHLBNY may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.
Consolidated obligation Bonds. Consolidated obligation bonds satisfy the FHLBNY’s long-term funding requirements. Typically, the maturity of securities issued in recent years range from one to ten years, but the maturity is not subject to any statutory or regulatory limit. Consolidated obligation bonds can be fixed or adjustable rate and callable or non-callable. Consolidated obligation bonds can be issued and distributed through negotiated or competitively bid transactions with underwriters approved by the Office of Finance or members of a selling group.
The FHLBanks also conduct the TAP Issue Program for fixed-rate, non-callable bonds. This program combines bond issues with specific maturities by reopening these issues daily during a three-month period through competitive auctions. The goal of the TAP program is to aggregate frequent smaller issues into a larger bond issue that may have greater secondary market liquidity.
The FHLBanks also participate in the “Global Issuance Program.” The Global Issuance Program commenced in 2002 through the Office of Finance with the objective of providing funding to FHLBanks at lower interest costs than consolidated bonds issued through the TAP program because issuances occur less frequently, are larger in size, and are placed by dealers to investors via a syndication process.
Consolidated obligation Discount Notes. Consolidated obligation discount notes provide the FHLBNY with short-term funds. These notes have maturities of up to one year and are offered daily through a dealer-selling group. The notes are sold at a discount from their face amount and mature at par.
On a daily basis, FHLBanks may request that specific amounts of discount notes with specific maturity dates be offered by the Office of Finance for sale through the dealer-selling group. One or more other FHLBanks may also request that amounts of discount notes with the same maturities be offered for sale for their benefit on the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBanks when dealers submit orders for the specific discount notes offered for sale. The FHLBanks receive funding based on the time of the request, the rate requested for issuance, and the trade settlement and maturity dates. If all terms of the request are the same except for the time of the request, then a FHLBank may receive from zero to 100 percent of the proceeds of the sale of the discount notes issued depending on: the time of the request; the maximum costs the FHLBank or other FHLBanks, if any, participating in the same issuance are willing to pay; and the amount of orders submitted by dealers.
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
Deposits
The FHLBank Act allows the FHLBNY to accept deposits from its members, other FHLBanks and government instrumentalities. For the FHLBNY, member deposits are also a source of funding, but the FHLBNY does not rely on member deposits to meet its funding requirements. For members, deposits are a low-risk earning asset that may satisfy their regulatory liquidity requirements. The FHLBNY offers several types of deposit programs to its members, including demand and term deposits.

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
To preserve the value of the members’ investments, the level of retained earnings should be sufficient to: (1) protect the members’ paid-in capital from losses related to market, credit, operational, and other risks (including legal and accounting) within a defined confidence level under normal operating conditions; and (2) provide members with a reasonable dividend. The FHLBNY’s level of retained earnings should provide management with a high degree of confidence that reasonably foreseeable losses will not impair paid-in capital thereby preserving the par value of the stock, and to be available to supplement dividends when earnings are low or losses occur.
As of December 31, 2010, management had determined that the amount of retained earnings, net of losses in Accumulated other comprehensive income (loss) (“AOCI”), necessary to achieve the objectives based on the risk profile of the FHLBNY’s balance sheet was $538.3 million. At December 31, 2010, actual retained earning was $712.1 million and losses in AOCI were $96.7 million. The December 31, 2009 retained earning target was $358.1 million. At December 31, 2009, actual retained earning was $688.9 million and losses in AOCI were $144.5 million. Management has not determined at this time the Bank’s expected dividend payout ratios in 2011, and is also in the process of re-evaluating the retained earnings target for 2011, but expects to establish a higher target.
The following table summarizes the impact of dividends on the FHLBNY’s retained earnings for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	December 31,
	2010	2009	2008

Retained earnings, beginning of year	$688,874	$382,856	$418,295
Net Income for the year	275,525	570,755	259,060

	964,399	953,611	677,355
Dividend paid in the year [1]	(252,308)	(264,737)	(294,499)

Retained earnings, end of year	$712,091	$688,874	$382,856

[1]	Dividends are not accrued at quarter end; they are declared and paid subsequent to the quarter for which it is paid.
Competition
Demand for advances is affected by (among other things) the availability and cost to members of alternate sources of liquidity, including retail deposits, wholesale deposits, repurchase agreements, and various government lending programs. Because members generally grow their assets at a faster pace than they grow retail deposits and capital, the FHLBNY competes with other suppliers of wholesale funding, both secured and unsecured, to fill the members’ potential funding gaps. Such other suppliers of funding may include Wall Street dealers, commercial banks, regional broker-dealers, the U.S. Government and firms capitalizing on wholesale funding platforms (e.g. “CDARS,” the Certificate of Deposit Account Registry Service). Certain members may have access to alternative wholesale funding sources such as lines of credit, wholesale CD programs, brokered CDs and sales of securities under agreements to repurchase. Large members may also have independent access to the national and global credit markets. The availability of alternative funding sources can vary as a result of market conditions, member creditworthiness, availability of collateral and suppliers’ appetite for the business, as well as other factors.
The FHLBNY competes for funds raised through the issuance of unsecured debt in the national and global debt markets. Competitors include Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corp. (“Freddie Mac”) and other Government Sponsored Enterprises, as well as corporate, sovereign, and supranational entities. Increases in the supply of competing debt products could, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than would otherwise be the case. In addition, the availability and cost of funds can be adversely affected by regulatory initiatives that could reduce demand for Federal Home Loan Bank system debt. Although the available supply of funds has kept pace with the funding needs of the FHLBNY’s members, there can be no assurance that this will continue to be the case indefinitely.
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

Competition among the 12 member banks of the Federal Home Loan Bank system (“FHLBanks”) is limited. A bank holding company with multiple banking charters may operate in more than one Federal Home Loan Bank district. If the member has a centralized treasury function, it is possible that there could be competition for advances. A limited number of FHLBNY member institutions are subsidiaries of financial holding companies with multiple charters and FHLBank memberships. The FHLBNY does not believe, however, that the amount of advances borrowed by these entities, or the amount of capital stock held, is material in the context of its competitive environment. Certain large member financial institutions operating in the FHLBNY’s district may borrow unsecured Federal funds from other FHLBanks. The FHLBNY is not prohibited by regulation from purchasing short-term investments from its members, but the current practice prohibits members from borrowing unsecured funds from the FHLBNY.
An indirect but growing source of competition is the acquisition of a FHLBNY member bank by a member of another FHLBank. Under Finance Agency regulations, if the charter residing within our district is dissolved, the acquired institution is no longer a member of the FHLBNY and cannot borrow additional funds from the FHLBNY. In addition, the non-member may not renew advances when they mature. Former members of the FHLBNY, who attained non-member status by virtue of being acquired, had advances borrowed and outstanding of $0.8 billion and $2.3 billion at December 31, 2010 and 2009, respectively. Such non-members also held capital stock, which was reported as mandatorily redeemable capital stock of $63.2 million and $126.3 million at December 31, 2010 and 2009, and classified as a liability in the Statements of Condition.
Oversight, Audits, and Examinations
The FHLBNY is supervised and regulated by the Federal Housing Finance Agency (“Finance Agency”), which was created on July 30, 2008, when the President signed into law the Housing and Economic Recovery Act of 2008. The Act created a regulator with all of the authorities necessary to oversee vital components of our country’s secondary mortgage markets — Fannie Mae, Freddie Mac, and the Federal Home Loan Banks. In addition, this law combined the staffs of the Office of Federal Housing Enterprise Oversight (“OFHEO”), the Federal Housing Finance Board (“FHFB”), and the GSE mission office at the Department of Housing and Urban Development (“HUD”). The establishment of the Finance Agency will promote a stronger, safer U.S. housing finance system, affordable housing and community investment through safety and soundness oversight of Fannie Mae, Freddie Mac and the Federal Home Loan Banks.
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
Personnel
As of December 31, 2010, the FHLBNY had 268 full-time and 3 part-time employees. At December 31, 2009 there were 259 full-time and 5 part-time employees. The employees are not represented by a collective bargaining unit, and the FHLBNY considers its relationship with its employees to be good.
Tax Status
The FHLBanks, including the FHLBNY, are exempt from ordinary federal, state, and local taxation except for local real estate tax.

Assessments
Resolution Funding Corporation (“REFCORP”) Assessments.
Although the FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax, it is required to make payments to REFCORP. Each FHLBank is required to pay 20 percent of income calculated in accordance with accounting principles generally accepted in the U.S. (“GAAP”) after the assessment for the Affordable Housing Program. The Affordable Housing Program and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBNY accrues its REFCORP assessment on a monthly basis.
REFCORP was established by an Act of Congress in 1989 to help facilitate the U.S. government’s bailout of failed financial institutions. The REFCORP assessments are used by the U.S. Treasury to pay a portion of the annual interest expense on long-term obligations issued to finance a portion of the cost of the bailout. Principal on those long-term obligations is paid from a segregated account containing zero-coupon U.S. government obligations, which were purchased using funds that Congress directed the FHLBanks to provide for that purpose.
Each FHLBank is required to make payments to REFCORP as described above until the total amount of payments actually made is equivalent to a $300 million annual annuity, whose final maturity date is April 15, 2030. However, based on anticipated payments to be made by the 12 FHLBanks through the third quarter of 2011, it is likely that the FHLBanks will satisfy their obligation to REFCORP by the end of that period and, assuming that such is the case, further payments will not be necessary after that quarter.
In anticipation of the termination of their REFCORP obligation, the FHLBanks have reached an agreement to set aside, once the obligation has ended, amounts that would have otherwise been paid to REFCORP as restricted retained earnings, with the objective of increasing the earnings reserves of the FHLBanks and enhancing the safety and soundness of the FHLBank System. Summarized information about the agreement is discussed in the section Stockholders’ Capital, Retained earnings, and Dividend in this Form 10-K. The full text of the agreement is available in Exhibit 10.17 accompanying this Form 10-K. The agreement was also filed in a Form 8-K with the Securities and Exchange Commission on March 1, 2011 (See exhibit table) as Item 1.01 Entry into a Material Definitive Agreement referred to as the “Joint Capital Enhancement Agreement.”
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
The FHLBNY charges the amount set aside for Affordable Housing Program to income and recognizes the amounts set aside as a liability. The Bank relieves the AHP liability as members use subsidies. In periods where the FHLBNY’s regulatory income before Affordable Housing Program and REFCORP is zero or less, the amount of AHP liability is equal to zero, barring application of the following. If the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program and REFCORP to the sum of the income before Affordable Housing Program and REFCORP of the 12 FHLBanks. There was no shortfall in the years ended 2010, 2009 or 2008.

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
As a result of these factors, the FHLBank System may have to pay a higher rate of interest on consolidated obligations to make them attractive to investors. If the FHLBNY maintains its existing pricing on advances, the resulting increase in the cost of issuing consolidated obligations could cause the FHLBNY’s advances to be less profitable and reduce its net interest margins (the difference between the interest rate received on advances and the interest rate paid on consolidated obligations). If, in response to this decrease in net interest margin, the FHLBNY changes the pricing of its advances, the advances may no longer be attractive to its members, and outstanding advances balances may decrease. In either case, the increased cost of issuing consolidated obligations could negatively affect the FHLBNY’s financial condition and results of operations.
Changes in interest rates could significantly affect the FHLBNY’s financial condition and results of operations. The FHLBNY realizes income primarily from the spread between interest earned on its outstanding advances, investments and shareholders’ capital, and interest paid on its consolidated obligations and other liabilities. Although the FHLBNY uses various methods and procedures to monitor and manage its exposure to changes in interest rates, the FHLBNY may experience instances when either its interest-bearing liabilities will be more sensitive to changes in interest rates than interest-earning assets, or vice versa. In either case, interest rate movements contrary to the FHLBNY’s position could negatively affect its financial condition and results of operations. Moreover, the effect of changes in interest rates can be exacerbated by prepayment and extension risk, which is the risk that mortgage related assets will be refinanced by the mortgagor in low interest rate environments or will remain outstanding longer than expected at below market yields when interest rates increase.
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
The FHLBNY’s financial condition and results of operations could be adversely affected by FHLBNY’s exposure to credit risk. The FHLBNY’s has exposure to credit risk in that the market value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. In addition, the FHLBNY assumes secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default and the FHLBNY could suffer a loss if it could not fully recover amounts owed to it on a timely basis. A credit loss, if material, will have an adverse effect on the FHLBNY’s financial condition and results of operations, and the value of FHLBank membership.
The FHLBNY may not be able to meet its obligations as they come due or meet the credit and liquidity needs of its members in a timely and cost-effective manner. The FHLBNY seeks to be in a position to meet its members’ credit and liquidity needs and pay its obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. In addition, the FHLBNY maintains a contingency liquidity plan designed to enable it to meet its obligations and the liquidity needs of members in the event of operational disruptions or short-term disruptions in the capital markets. The FHLBNY’s ability to manage its liquidity position or its contingency liquidity plan may not enable it to meet its obligations and the credit and liquidity needs of its members, which could have an adverse effect on the FHLBNY’s financial condition and results of operations.

The FHLBNY faces competition for advances, loan purchases, and access to funding, which could adversely affect its businesses and the FHLBNY’s efforts to make advance pricing attractive to its members may affect earnings. The FHLBNY’s primary business is making advances to its members, and the Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks and, in certain circumstances, other FHLBanks. The FHLBNY’s members have access to alternative funding sources, which may offer more favorable terms than the FHLBNY offers on its advances, including more flexible credit or collateral standards. The FHLBNY may make changes in policies, programs, and agreements affecting members from time to time, including, affecting the availability of and conditions for access to advances and other credit products, the MPF Program, the AHP, and other programs, products, and services, could cause members to obtain financing from alternative sources. In addition, many competitors are not subject to the same regulations, which may enable those competitors to offer products and terms that the FHLBNY is not able to offer.
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
Certain FHLBanks, including the FHLBNY, also compete, primarily with Fannie Mae and Freddie Mac, for the purchase of mortgage loans from members. Some FHLBanks may also compete with other FHLBanks with which their members have a relationship through affiliates. The FHLBNY offers the MPF Program to its members. Competition among FHLBanks for MPF program business may be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time. Increased competition can result in a reduction in the amount of mortgage loans the FHLBNY is able to purchase and, therefore, lower income from this part of its business.
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
The FHLBNY relies heavily on information systems and other technology. The FHLBNY relies heavily on its information systems and other technology to conduct and manage its business. If the FHLBNY experiences a failure or interruption in any of these systems or other technology, the FHLBNY may be unable to conduct and manage its business effectively, including its advance and hedging activities. Although the FHLBNY has implemented a business continuity plan, it may not be able to prevent, timely and adequately address, or mitigate the negative effects of any failure or interruption, which could adversely affect its member relations, risk management, and negatively affect the FHLBNY’s financial condition and results of operations.
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
The FHLBNY may become liable for all or a portion of the consolidated obligations of the FHLBanks, which could negatively impact the FHLBNY’s financial condition and results of operations. The FHLBNY is jointly and severally liable along with the other FHLBanks for the consolidated obligations issued on behalf of their behalf through the Office of Finance. Dividends on, redemption of, or repurchase of shares of the FHLBNY’s capital stock is not permitted unless the principal and interest due on all consolidated obligations have been paid in full. If another Federal Home Loan Bank were to default on its obligation to pay principal or interest on any consolidated obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining Federal Home Loan Banks on a pro rata basis or on any other basis the Finance Agency may determine. As a result, the FHLBNY’s ability to pay dividends on, to redeem, or to repurchase shares of capital stock could be affected by the financial condition of one or more of the other Federal Home Loan Banks. However, no Federal Home Loan Bank has ever defaulted on its debt since the FHLB System was established in 1932.
Loan modification programs could adversely impact the value of the FHLBNY’s mortgage-backed securities.
Federal and state government authorities, as well as private entities, such as financial institutions and the servicers of residential mortgage loans, have proposed, commenced, or promoted implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. Loan modification programs, as well as future legislative, regulatory or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans that may adversely affect the value of and the returns on the FHLBNY’s mortgage-backed securities.

Insufficient collateral protection could adversely affect the FHLBNY’s financial condition and results of operations. The FHLBNY requires that all outstanding advances be fully collateralized. In addition, for mortgage loans that the FHLBNY purchased under the MPF Program, it requires that members fully collateralize the outstanding credit enhancement obligations not covered through the purchase of supplemental mortgage insurance. The FHLBNY evaluates the types of collateral pledged by its members and assigns borrowing capacities to the collateral based on the risks associated with that type of collateral. If the FHLBNY has insufficient collateral before or after an event of payment default by the member, or it is unable to liquidate the collateral for the value assigned to it in the event of a payment default by a member, the FHLBNY could experience a credit loss on advances, which could adversely affect its financial condition and results of operations.
Deteriorating market conditions increase the risk that the FHLBNY’s models will produce unreliable results.
The FHLBNY uses market-based information as inputs to its financial models, which are used to in making operational decisions and to derive estimates for use in its financial reporting processes. The downturn in the housing and mortgage markets created additional risk regarding the reliability of the models, particularly since the models are regularly adjusted in response to rapid changes in the actions of consumers and mortgagees to changes in economic conditions. This may increase the risk that the models could produce unreliable results or estimates that vary widely or prove to be inaccurate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES.
The FHLBNY occupies approximately 41,000 square feet of leased office space at 101 Park Avenue, New York, New York. The FHLBNY also maintains 30,000 square feet of leased office space at 30 Montgomery Street, Jersey City, New Jersey, principally as an operations center.

ITEM 3.	LEGAL PROCEEDINGS.
On September 15, 2008, Lehman Brothers Holdings, Inc. (“LBHI”), the parent company of Lehman Brothers Special Financing Inc. (“LBSF”) and a guarantor of LBSF’s obligations, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. LBSF filed for protection under Chapter 11 in the same court on October 3, 2008. LBSF was a counterparty to FHLBNY on multiple derivative transactions under an International Swap Dealers Association, Inc. master agreement with a total notional amount of $16.5 billion at the time of termination of the Bank’s derivative transactions with LBSF. The net amount that was due to the Bank after giving effect to obligations that were due LBSF was approximately $65 million. The FHLBNY filed timely proofs of claim in the amount of approximately $65 million as creditors of LBSF and LBHI in connection with the bankruptcy proceedings. The Bank fully reserved the LBSF receivables as the bankruptcies of LBHI and LBSF make the timing and the amount of any recovery uncertain.
As previously reported, the Bank received a Derivatives ADR Notice from LBSF dated July 23, 2010 making a Demand as of the date of the Notice of approximately $268 million owed to LBSF by the Bank. Subsequently, in accordance with the Alternative Dispute Resolution Procedure Order entered by the Bankruptcy Court dated September 17, 2009 (“Order”), the Bank responded to LBSF on August 23, 2010, denying LBSF’s Demand. LBSF served a reply on September 7, 2010, effectively reiterating its position. The mediation being conducted pursuant to the Order commenced on December 8, 2010 and, concluded without settlement on March 17, 2011. Pursuant to the Order, positions taken by the parties in the ADR process are confidential.
While the Bank believes that LBSF’s position is without merit, the amount the Bank actually recovers or pays will ultimately be decided in the course of the bankruptcy proceedings.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
All of the stock of the FHLBNY is owned by its members. Stock may also be held by former members as a result of having been acquired by a non-member institution. The FHLBNY conducts its business in advances and mortgages exclusively with its stockholder members and housing associates. There is no established marketplace for FHLBNY stock as FHLBNY stock is not publicly traded. It may be redeemed at par value upon request, subject to regulatory limits. The par value of all FHLBNY stock is $100 per share. These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended. At December 31, 2010 the FHLBNY had 336 members, who held 45,289,625 shares of capital stock between them. Former members held 632,192 shares. At December 31, 2009 the FHLBNY had 331 members with 50,589,563 shares of stock between them and 1,262,942 shares held by former members. Capital stock held by former members is classified as a liability, and deemed to be mandatorily redeemable under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.
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
Dividends from a calendar quarter’s earnings are paid 1 subsequent to the end of that calendar quarter as summarized below (dollars in thousands):

	2010		2009			2008
Month Paid	Amount	Dividend Rate	Amount	Dividend Rate	Month Paid	Amount	Dividend Rate

November	$76,675	6.50%	$75,139	5.60%	October	$45,748	3.50%
August	55,225	4.60	75,862	5.60	July	78,810	6.50
May	52,792	4.25	77,293	5.60	April	88,182	7.80
January	73,024	5.60	43,180	3.00	January	94,404	8.40

	$257,716		$271,474			$307,144

[1]	The table above reports dividend on a paid basis and includes payments to former members as well as members. Dividends paid to former members were $4.3 million, $7.5 million and $9.0 million for the years ended December 31, 2010, 2009 and 2008.
Dividends are accrued for former members, and recorded as interest expense on mandatorily redeemable capital stock held by former members, and is a charge to Net income. Dividends on capital stock held by members are not accrued. Dividend is declared and paid subsequent to the quarter in which the dividend is earned, and is a direct charge to Retained earnings.
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

ITEM 6.	SELECTED FINANCIAL DATA.

Statements of Condition	Years ended December 31,
(dollars in millions)	2010	2009	2008	2007	2006

Investments[1]	$16,739	$16,222	$14,195	$25,034	$20,503
Interest bearing balance at FRB *	—	—	12,169	—	—
Advances	81,200	94,349	109,153	82,090	59,012
Mortgage loans held-for-portfolio, net of allowance for credit losses[2]	1,266	1,318	1,458	1,492	1,483
Total assets	100,212	114,461	137,540	109,245	81,579
Deposits and borrowings	2,454	2,631	1,452	1,606	2,266
Consolidated obligations, net
Bonds	71,743	74,008	82,257	66,326	62,043
Discount notes	19,391	30,828	46,330	34,791	12,191
Total consolidated obligations	91,134	104,836	128,587	101,117	74,234
Mandatorily redeemable capital stock	63	126	143	239	110
AHP liability	138	144	122	119	102
REFCORP liability	22	24	5	24	17
Capital
Capital stock	4,529	5,059	5,585	4,368	3,546
Retained earnings	712	689	383	418	369
Accumulated other comprehensive income (loss)	(97)	(145)	(101)	(35)	(11)
Total capital	5,144	5,603	5,867	4,751	3,904
Equity to asset ratio[3]	5.13%	4.90%	4.27%	4.35%	4.79%

Statements of Condition	Years ended December 31,
Averages (dollars in millions)	2010	2009	2008	2007	2006

Investments[1]	$17,693	$15,987	$22,253	$22,155	$19,431
Interest-bearing balance at FRB *	—	6,046	1,322	—	—
Advances	85,908	98,966	92,617	65,454	64,658
Mortgage loans	1,281	1,386	1,465	1,502	1,471
Total assets	108,100	125,461	119,710	89,961	86,319
Interest-bearing deposits and other borrowings	4,650	2,095	2,003	2,202	1,709
Consolidated obligations, net
Bonds	72,136	71,860	81,342	63,277	60,932
Discount notes	21,728	41,496	28,349	18,956	18,382
Total consolidated obligations	93,864	113,356	109,691	82,233	79,314
Mandatorily redeemable capital stock	83	137	166	146	51
AHP liability	142	135	122	108	95
REFCORP liability	9	21	6	10	9
Capital
Capital stock	4,699	5,244	4,923	3,771	3,737
Retained earnings	672	558	381	362	313
Accumulated other comprehensive income (loss)	(116)	(106)	(74)	(17)	1
Total capital	5,255	5,696	5,230	4,116	4,051

Operating Results and other data
(dollars in millions)
(except earnings and dividends per	Years ended December 31,
share, and headcount)	2010	2009	2008	2007	2006

Net interest income[4]	$455	$701	$694	$499	$470
Net income	276	571	259	323	285
Dividends paid in cash[7]	252	265	294	273	208
AHP expense	31	64	30	37	32
REFCORP expense	69	143	65	81	71
Return on average equity[5]	5.24%	10.02%	4.95%	7.85%	7.04%
Return on average assets	0.25%	0.45%	0.22%	0.36%	0.33%
Net OTTI impairment losses	(8)	(21)	—	—	—
Other non-interest income (loss)	25	185	(267)	14	(13)
Total other income (loss)	17	164	(267)	14	(13)
Operating expenses	85	76	66	67	63
Finance Agency and Office of Finance expenses	10	8	7	5	5
Total other expenses	95	84	73	72	68
Operating expenses ratio[6]	0.08%	0.06%	0.06%	0.07%	0.07%
Earnings per share	$5.86	$10.88	$5.26	$8.57	$7.63
Dividend per share	$5.24	$4.95	$6.55	$7.51	$5.59
Headcount (Full/part time)	271	264	251	246	232

[1]	Investments include held-to-maturity securities, available for-sale securities, Federal funds, loans to other FHLBanks, and other interest bearing deposits.

[2]	Allowances for credit losses were $5.8 million, $4.5 million, $1.4 million, $0.6 million, and $0.6 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.

[3]	Equity to asset ratio is capital stock plus retained earnings and Accumulated other comprehensive income (loss) as a percentage of total assets.

[4]	Net interest income is net interest income before the provision for credit losses on mortgage loans.

[5]	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average Accumulated other comprehensive income (loss).

[6]	Operating expenses as a percentage of total average assets.

[7]	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.

*	FRB program commenced in October 2008. On July 2, 2009, the Bank was no longer eligible to collect interest on excess balances.

Supplementary financial data for each quarter for the years ended December 31, 2010 and 2009 are presented below (in thousands):

	2010 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$243,436	$285,566	$276,454	$273,152
Interest expense	135,208	160,405	160,254	166,957

Net interest income	108,228	125,161	116,200	106,195

Provision for credit losses	273	231	196	709
Other income (loss)	37,549	6,105	(16,457)	(10,656)
Other expenses and assessments	59,076	52,243	42,882	41,190

	21,800	46,369	59,535	52,555

Net income	$86,428	$78,792	$56,665	$53,640

	2009 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$307,742	$379,530	$504,256	$666,159
Interest expense	192,627	225,678	303,997	434,777

Net interest income	115,115	153,852	200,259	231,382

Provision for credit losses	1,142	598	925	443
Other income (loss)	41,419	57,444	74,654	(9,147)
Other expenses and assessments	59,423	70,479	87,560	73,653

	19,146	13,633	13,831	83,243

Net income	$95,969	$140,219	$186,428	$148,139

Interim period — Infrequently occurring items recognized.
2010- There were no infrequently occurring items that were material in any interim period in 2010.
2009- There were no infrequently occurring items that were material in any interim period in 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Organization of Management’s Discussion and Analysis (“MD&A”).
The FHLBNY’s MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:
MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
1.1	Market Interest Rates	31
2.1 – 2.3	Financial Condition	43
3.1 – 3.11	Advances	45
4.1 – 4.7	Investments	51
5.1 – 5.3	Mortgage Loans	55
6.1 – 6.10	Consolidated Obligations	59
7.1 – 7.3	Capital	67
8.1 – 8.6	Derivatives	69
9.1 – 9.6	Liquidity	75
10.1 – 10.15	Result of Operations	79
11.1 – 11.2	Assessments	93
12.1 – 12.5	Asset Quality — Advances	94
13.1 – 13.9	Asset Quality — Investments	97
14.1 – 14.9	Asset Quality — Mortgage Loans Held for-portfolio	103
15.1	Credit Exposure by Counterparty Credit Rating	108
16.1	Contractual Obligations and other commitments	110

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
2010 Highlights
The FHLBNY reported 2010 Net income of $275.5 million, or $5.86 per share compared with 2009 Net income of $570.8 million or $10.88 per share. The return on average equity, which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income (loss) (“AOCI”), was 5.24% in 2010 compared with 10.02% in 2009.
Net income contracted due to the significant decline in Net interest income. Net interest income was $455.8 million in 2010, down from $700.6 million in 2009, a decline of 34.9%. The primary cause of the lower Net interest income was the decline in business volume as measured by average member advances outstanding. Average outstanding advances in 2010 were $85.9 billion down from $99.0 billion in 2009. This adverse change in volume caused Net interest income to decline by $125.0 million over 2009. An additional decline of $119.8 million was caused by a 12 basis point contraction of Net interest spread, which is the difference between yields on interest-earning assets and yields on interest-costing liabilities. Net interest income and net interest spread have contracted to levels more typical of the years before 2009, primarily because the Bank’s funding advantage weakened in 2010.

The FHLBNY had used discount notes extensively in 2009 when spreads were favorable. This was one source of the funding advantage in 2009. In 2010, discount note spreads to LIBOR narrowed, adversely impacting FHLBNY’s interest margins. In early 2010, short-term yields and spreads to LIBOR had been volatile and the FHLBNY shifted its funding mix between bonds and discount notes to employ an optimal funding. That volatility appears to have abated to some extent with a helpful intervention by the Federal Reserve Board (“FRB”) to stabilize short-term yields by adjusting Treasury bill issuance strategy just enough to create a steady supply of bills. In a declining interest rate environment the intervention prevented yields from collapsing completely. The FRB has also stepped up its efforts to purchase debt. The FRB’s actions also stabilized the FHLBank discount note yields but that has not prevented discount note spreads from narrowing. As a result of the spread compression, discount note issuances were reduced, and maturing notes were replaced by floating-rate debt and short lockout callable bonds with short maturities.
Net cash generated from operating activities was higher than Net income, and the FHLBNY’s liquidity position remains in compliance with all regulatory requirements and Management does not foresee any changes to that position. Management also believes cash flows from operations, available cash balances and the FHLBNY’s ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund the FHLBNY’s operating liquidity needs. For information about the Bank’s Cash flows, liquidity and short-term debt, see section in this MD&A titled: “Cash Flows, Liquidity, Short-term borrowings and Short-term debt.”
Earnings from investing members’ capital and net non interest-bearing liabilities in short-term interest-yielding assets were an important contributor to FHLBNY’s Net interest income. In 2010, deployed capital of $9.0 billion potentially could have earned a yield of 16-20 basis points, the weighted average yield on money market instruments in 2010. Contribution to Net interest income from deployed capital depends on (1) the absolute volume of deployed capital as measured by average capital stock, retained earnings, and net non interest-bearing liabilities, and (2) the short-term investment yields.
In 2010, credit related OTTI of $8.3 million was charged to income compared with $20.8 million in 2009. The OTTI charges were primarily as a result of additional credit losses recognized on previously impaired private-label mortgage-backed securities because of further deterioration in the performance parameters of the securities. The FHLBNY makes quarterly cash flow assessments of the expected credit performance of its entire portfolio of private-label MBS. Almost all securities that were deemed OTTI are insured by bond insurers, Ambac and MBIA, but the Bank’s analysis of the two bond insurers concluded that future credit losses due to projected collateral shortfalls of the insured securities would not be fully supported by the bond insurers. For more information about impairment methodology and bond insurer analysis, see Note 1 — Significant Accounting Policies and Estimates and Note 5 — Held-to-Maturity Securities.
In 2010, the FHLBNY recognized $26.8 million of net gains from derivative and hedging activities. In contrast, net gains of $164.7 million were recognized in 2009. Three factors contributed to the lower level of P&L impact of derivative and hedging activities: (1) The 3-month LIBOR rate, a benchmark rate for the Bank’s hedges, was less volatile in 2010, moderating the P&L impact of changes in fair values of interest rate swaps, particularly those designated as economic hedges; (2) Interest rate caps, also designated as economic hedges, reported fair value losses of $29.7 million in a declining interest rate environment in 2010, in contrast to a gain of $63.3 million in 2009, and (3) previously recorded fair value gains reversed in 2010, as much of the derivatives designated as economic hedges matured or were close to maturity at December 31, 2010. See Note 18 to the audited financial statements and Tables 8.1 — 8.6 in this MD&A for more information. In general, the FHLBNY holds derivatives and associated hedged instruments and consolidated obligation debt under the Fair Value Option accounting (“FVO”), to their maturity, call, or put dates. When such financial instruments are held to their contractual maturity (or put/call dates), nearly all of the cumulative net fair value gains and losses that are recorded as unrealized will generally reverse over time, and fair value changes will sum to zero over time. In limited instances, the FHLBNY may terminate these instruments prior to maturity or prior to call or put dates, which would result in a realized gain or loss.
Operating Expenses of the FHLBNY were $85.6 million in 2010, up from $76.1 million in 2009 as a result of higher employee costs and rising costs of benefits. The FHLBNY was also assessed for its share of the operating expenses for the Finance Agency and the Office of Finance, and those totaled $9.8 million in 2010, up from $8.1 million in 2009. The 12 FHLBanks and two other GSEs share the administrative cost of the Finance Agency.
REFCORP assessment payments totaled $68.9 million in 2010, down from $142.7 million in 2009. Affordable Housing Program (“AHP”) assessment set aside from income totaled $31.1 million in 2010, down from $64.3 million in 2009. Assessments are calculated on Net income before assessments, and the decreases were due to the significant decrease in 2010 Net income as compared to 2009. For more information about REFCORP and AHP assessments, see the section Assessments under Background in this Form 10-K, and Note 13 to the audited financial statements accompanying this report.
Based on projected payments by the 12 FHLBanks through the third quarter of 2011, it is likely that the FHLBanks will have satisfied its obligation to REFCORP and further payments would not be necessary thereafter. In anticipation of the termination of their REFCORP obligation, the FHLBanks have reached an agreement to set aside, once the obligation has ended, amounts that would have otherwise been paid to REFCORP as restricted retained earnings, with the objective of increasing the earnings reserves of the FHLBanks and enhancing the safety and soundness of the FHLBank System.
Cash dividend of $5.24 per share of capital stock was paid to stockholders in 2010, up from $4.95 per share paid in 2009.

The FHLBNY continued to experience balance sheet contraction, as both its lending and funding steadily declined through each of the quarters in 2010. Advances to member banks declined to $71.7 billion at December 31, 2010, a level more typical of that before the credit crisis, from a peak of approximately $109.2 billion in 2008 and $94.3 billion at December 31, 2009. The decline has occurred gradually as member banks have taken advantage of the improved availability of alternate funding sources such as deposits and senior unsecured borrowings in a more liquid market. Member demand for advances has also declined, as loan demand from their customers may have stayed lukewarm due to weak economic conditions.
Aside from advances, the FHLBNY’s primary earning assets are its investment portfolios, comprising mainly of GSE and U.S. agency issued mortgage-backed securities (“MBS”), and state and local government housing agency bonds. Such investment securities, classified as held-to-maturity and available-for-sale, totaled $11.8 billion, or 11.7% of Total assets at December 31, 2010, included $10.2 billion of GSE and agency issued MBS. Only $0.8 billion of private-label MBS remained outstanding. GSE issued investment security values have improved as liquidity has gradually returned to the market, and previously recorded unrealized fair value losses in AOCI reversed. At December 31, 2010, fair values of GSE issued MBS were generally in an unrealized gain position.
The FHLBNY’s capital remains strong. At December 31, 2010, actual risk based capital was $5.3 billion, compared to required risk based capital of $0.5 billion. To support $103.1 billion of Total assets at December 31, 2010, the required minimum regulatory capital was $4.0 billion, or 4.0 percent of assets. The FHLBNY’s actual regulatory capital was $5.3 billion, exceeding required capital by $1.3 billion at December 31, 2010. Aggregate capital ratio was at 5.3 percent, or 1.3 percent more than the 4.0 percent regulatory minimum. The FHLBNY has prudently retained capital through the period of credit turmoil. Retained earnings, excluding losses in AOCI, have grown to $712.1 million at December 31, 2010. AOCI losses declined to $96.7 million at December 31, 2010 from $144.5 million at December 31, 2009, primarily because of the improvement in the fair values of mortgage-backed securities designated as available-for-sale.
Shareholders’ equity, the sum of Capital stock, Retained earnings, and AOCI, was $5.1 billion at December 31, 2010, a decline of $458.9 million from December 31, 2009, because of the decline in members’ Capital stock, which declined by $530.0 million. Since members are required to purchase stock as a prerequisite to membership and to hold FHLBNY stock as a percentage of advances borrowed from the FHLBNY, the decrease in Capital stock was consistent with the decrease in advances borrowed by members. The Bank’s current practice is to redeem stock in excess of the amount necessary to support advance activity on a daily basis. As a result, the amount of capital stock outstanding varies in line with members’ outstanding advance borrowings. For more information about changes in Capital, Retained earnings and AOCI, see Note 14 to the audited financial statements accompanying this report.
Business Outlook
The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties which could cause the FHLBNY’s actual results to differ materially from those set forth in such forward-looking statements.
The FHLBNY expects its 2011 earnings to decline to ultimately reach levels more typical of the years before 2009, primarily as a result of lower net interest margins on the Bank’s core assets, primarily advances and investments in mortgage-backed securities, as the Bank expects continued erosion of its funding advantages.
In the low interest rate environment projected for 2011, opportunities to invest in high-quality assets and earn a reasonable spread will be limited, constraining earnings. The Bank’s core assets, primarily advances and investments in mortgage-backed securities, will yield lower interest margins as the Bank expects continued erosion of its funding advantages.
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
Earnings — As existing high-yielding fixed-rate MBS and some intermediate-term advances continue to pay down or mature, it is unlikely they will be replaced by equivalent high-yielding assets due to the low interest rate environment, and this will tend to lower the overall yield on total assets. The FHLBNY expects general advance demand from members to continue to decline, and specifically, the Bank expects limited demand for large intermediate-term advances because many members have adequate liquidity, and other members have significant amounts of intermediate-term advances that were borrowed from the FHLBNY several years ago. The FHLBNY anticipates that such members may be considering prepaying those borrowings, or not replacing them at maturity. Members that have expressed interest in intermediate-term borrowing have not been significant borrowers in the past.

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
Credit Impairment of Mortgage-backed securities — OTTI charges declined in 2010. However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, the FHLBNY could face additional credit losses. In addition, certain private-label MBS may be undergoing loan modification and forbearance proceedings at the loan level, and such processes may have an adverse impact on the amounts and timing of expected cash flows.
REFCORP Assessments — Based on projected payments by the 12 FHLBanks through the third quarter of 2011, it is likely that the FHLBanks will have satisfied its obligation to REFCORP and further payments would not be necessary thereafter. The FHLBanks have drafted a proposal for Congressional approval that would allow an amount that was previously paid to REFCORP to be set aside as a means of increasing the retained earnings reserves of the FHLBanks and create a buffer that would enhance safety and soundness of the FHLBank system.
The satisfaction of the REFCORP obligation in mid 2011 has provided the Federal Home Loan Banks an opportunity to increase their retained earnings in furtherance of their safety and soundness by setting aside 20 percent of their Net income after AHP in a restricted retained earnings account as part of stockholder’s capital. The 12 FHLBanks have agreed to set aside amounts that would have been paid to REFCORP, as restricted retained earnings, with the objective of increasing the earnings reserves of the FHLBanks and enhance safety and soundness of the FHLBank system. For more information about the agreement see section under Stockholders’ Capital, Retained earnings, and Dividend in this Form 10K.
Defined Pension Benefit Plan contribution — In March 2011, the FHLBNY contributed $24.0 million to its Defined Benefit Plan to eliminate a funding shortfall calculated by the DB Plan’s actuarial consultant as of July 2010. The DB Plan’s adjusted funding target attainment percentage (“AFTAP”) was 79.93% (80%) at July 1, 2010. The AFTAP equals DB Plan assets divided by plan liabilities. Under the Pension Protection Act of 2006 (“PPA”), if the AFTAP in any future year is less than 80%, then the DB Plan will be restricted in its ability to provided increased benefits and /or lump sum distributions. If the AFTAP in any future year is less than 60%, then benefit accruals will be frozen. The contribution to the DB Plan is expected to reduce the likelihood of such restrictions being placed on the Bank’s DB Plan in future years. The contribution will be charged to Net income in the 2011 first quarter.
Trends in the Financial Markets
Conditions in Financial Markets. The primary external factors that affect net interest income are market interest rates and the general state of the economy. The following table presents changes in key rates over the course of 2010 and 2009 (rates in percent):
Table 1.1: Market Interest Rates

	Year-to-date December 31,
	2010	2009	2010	2009
	Average	Average	Ending Rate	Ending Rate
Federal Funds Rate	0.25%	0.25%	0.25%	0.25%
3-month LIBOR	0.34	0.69	0.30	0.25
2-year U.S. Treasury	0.69	0.94	0.60	1.14
5-year Treasury	1.92	2.18	2.01	2.68
10-year Treasury	3.20	3.24	3.30	3.84
15-year residential mortgage note rate	4.13	4.59	4.23	4.57
30-year residential mortgage note rate	4.75	5.03	4.82	5.08

Impact of general level of interest rates on the FHLBNY. The level of interest rates during a reporting period impacts the FHLBNY’s profitability, due primarily to the relatively shorter-term structure of earning assets and the impact of interest rates on invested capital. As of December 31, 2010 and 2009, investments, excluding mortgage-backed securities and state and local housing agency obligations, had stated maturities of less than one year. The FHLBNY also used derivatives to effectively change the repricing characteristics of a significant proportion of its advances and consolidated obligation debt to match shorter-term LIBOR rates that repriced at three-month or less intervals. Consequently, the current level of short-term interest rates, as represented by the overnight Federal funds target rate and the 3-month LIBOR rate, has an impact on the FHLBNY’s profitability.
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
Recently Issued Accounting Standards and Interpretations, and Significant Accounting Policies and Estimates.
Recently issued Accounting Standards and Interpretations
For a discussion of recently issued accounting standards and interpretations, see the audited financial statements accompanying this report (specifically, Note 2 Recently Issued Accounting Standards and Interpretations).
Significant Accounting Policies and Estimates
The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. These policies include estimating the liabilities for pension, and estimating fair values of certain assets and liabilities, evaluating the impairment of the Bank’s securities portfolios, estimating the allowance for credit losses on the advance and mortgage loan portfolios, accounting for derivatives and hedging activities, and amortization of premiums and accretion of discounts. The Bank has discussed each of these significant accounting policies, the related estimates and its judgment with the Audit Committee of the Board of Directors. For additional discussion regarding the application of these and other accounting policies, see Note 1 to the Bank’s audited financial statements accompanying this report.
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
Valuation Techniques — Three valuation techniques are prescribed under the fair value measurement standards: Market approach, Income approach and Cost approach. Valuation techniques for which sufficient data is available and that are appropriate under the circumstances should be used.
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
At December 31, 2010 and 2009, the FHLBNY measured and recorded fair values using the above guidance for derivatives, available-for-sale securities, consolidated obligation bonds that were designated and recorded at fair value using the fair value option (“FVO”). At December 31, 2010 and 2009, the Bank had designated consolidated obligation debt of $15.2 billion and $6.0 billion under the FVO accounting. Held-to-maturity securities determined to be credit impaired or OTTI at December 31, 2010 were also measured at fair value on a non-recurring basis. Recorded fair values of OTTI securities were $15.8 million and $42.9 million at December 31, 2010 and 2009.
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
Fair values of mortgage-backed securities (classified as held-to-maturity or available-for-sale), were computed consistent with the guidance from the MBS Pricing Committee (“Pricing Committee”) (See Pricing of mortgage-backed securities in Note 1 — Significant Accounting Polices and Estimates to the audited financial statements accompanying this report), and the FHLBNY updated its pricing methodology used to estimate the fair value of mortgage-backed securities starting in the interim periods ended September 30, 2009 and thereafter. Under the approved methodology, the FHLBNY requested prices for all mortgage-backed securities from four specific third-party vendors. Prior to the change, the FHLBNY used three of the four vendors specified by the Pricing Committee. Depending on the number of prices received from the four vendors for each security, the FHLBNY selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review by the FHLBNY. In certain limited instances (i.e. prices are outside of variance thresholds or the third-party services do not provide a price), the FHLBNY will obtain a price from securities dealers that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants.
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
In addition to those items that are carried at fair value, the Bank estimates fair values for its other financial instruments for disclosure purposes. The Bank’s fair value measurement methodologies for assets and liabilities that are carried at fair value are more fully described in Note 1 — Significant Accounting Policies and Estimates, and Note 19 — Fair Values of Financial Instruments to the audited financial statements accompanying this report.
The FHLBNY’s pricing models are subject to annual validation and the Bank periodically reviews and refines, as appropriate, its assumptions and valuation methodologies to reflect market indications as closely as possible. The Bank believes it has the appropriate personnel, technology, and policies and procedures in place to value its financial instruments in a reasonable and consistent manner and in accordance with established accounting policies.

Other-than-temporary impairment (“OTTI”)
The FHLBNY regularly evaluates its investments for impairment and determines if unrealized losses are temporary based in part on the creditworthiness of the issuers, and in part on the underlying collateral within the structure of the security and the cash flows expected to be collected on the security. A security is considered impaired if its fair value is less than its amortized cost basis. If management has made a decision to sell such an impaired security, OTTI is considered to have occurred. If a decision to sell the impaired investment has not been made, but management concludes that it is likely that it will be required to sell such a security before recovery of the amortized cost basis of the security, an OTTI is also considered to have occurred.
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
For additional discussion regarding FHLBank impairment and pricing policies for mortgage-backed securities, and Bond insurer methodology, see Note 1 to the Bank’s audited financial statements accompanying this report.
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
The FHLBNY is required by Finance Agency regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain kinds of collateral on its advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits in the FHLBNY, and other real-estate related assets. The FHLBNY has never experienced a credit loss on an advance. Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2010, 2009 and 2008.

At December 31, 2010, 2009 and 2008, the FHLBNY had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.
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
Allowance for credit losses on MPF Program loans, which are classified either under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due, are segregated from the aggregate pool. If adversely classified, or on non-accrual status, MPF loans, except Federal Housing Administration and Veterans Administration insured loans, are analyzed under liquidation scenarios on a loan level basis and identified losses greater than $1,000 are fully reserved. Federal Housing Administration and Veterans Administration insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicer defaulting on their obligations. If adversely classified, Federal Housing Administration and Veterans Administration mortgage loans will have reserves established only in the event of a default of a PFI. Reserves are based on the estimated costs to recover any uninsured portion of the MPF loan.
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
Accounting for Derivatives
The Bank records and reports its hedging activities in accordance with accounting standards for derivatives and hedging. In compliance with the standards, the accounting for derivatives requires the FHLBNY to make the following assumptions and estimates: (i) assessing whether the hedging relationship qualifies for hedge accounting, (ii) assessing whether an embedded derivative should be bifurcated, (iii) calculating the effectiveness of the hedging relationship, (iv) evaluating exposure associated with counterparty credit risk, and (v) estimating the fair value of the derivatives. The FHLBNY’s assumptions and judgments include subjective estimates based on information available as of the date of the financial statements and could be materially different based on different assumptions, calculations, and estimates.
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
For a hedging relationship that does not qualify for the short-cut method, the FHLBNY measures its effectiveness by assessing and recording the change in fair value of the hedged item attributable to the risk being hedged separately from the change in fair value of the derivative. This method for measuring effectiveness is also referred to as the “long-haul” method. The FHLBNY designs effectiveness testing criteria based on its knowledge of the hedged item and hedging instrument that were employed to create the hedging relationship. The FHLBNY uses regression analyses to evaluate effectiveness results, which must fall within established tolerances. Effectiveness testing is performed at hedge inception and on at least a quarterly basis for both prospective considerations and retrospective evaluations.
Hedge Discontinuance. When a hedging relationship fails the effectiveness test, the FHLBNY immediately discontinues hedge accounting. In addition, the FHLBNY discontinues hedge accounting for a cash flow hedge when it is no longer probable that a forecasted transaction will occur in the original expected time period, or when the fair value hedge of a firm commitment no longer meets the required criteria of a firm commitment. The FHLBNY treats modifications of hedged items (e.g. reduction in par amounts, change in maturity date, and change in strike rates) that are other than minor as a termination of a hedge relationship. The FHLBNY records the effect of discontinuance of hedges to earnings as a Net realized and unrealized gain (loss) on derivatives and hedging activities in “Other income (loss)” in the Statements of Income.
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
The FHLBNY has defined its market settlement conventions for hedged items to be five business days or less for advances and thirty calendar days or less, using a next business day convention for consolidated obligation bonds and discount notes. These market settlement conventions are the shortest period possible for each type of advance and consolidated obligation from the time the instruments are committed to the time they settle.
The FHLBNY considers hedges of committed advances and consolidated obligations bonds eligible for the short-cut accounting (hedges must meet certain specific criteria under the accounting standards for derivatives and hedging to qualify for an assumption of no ineffectiveness), as long as settlement of the committed asset or liability occurs within the shortest period possible for that type of instrument. The FHLBNY also believes the conditions of no ineffectiveness are met if the fair value of the swap is zero on the date the FHLBNY commits itself to issue the consolidated obligation bond.

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
•	Adjustments of the effective yields for mortgage-backed securities are recorded on a retrospective basis, as if the new estimated life of the security had been known at its original acquisition date. Changes in interest rates have a direct impact on prepayment speeds and estimated life, which will result in yield adjustments and can be a source of income volatility. Reductions in interest rates generally accelerate prepayments, which accelerate the amortization of premiums and reduce current earnings. Typically, declining interest rates also accelerate the accretion of discounts, thereby increasing current earnings. On the other hand, in a rising interest rate environment, prepayments will generally extend over a longer period, shifting some of the premium amortization and discount accretion to future periods.
•	The Bank uses the contractual method to amortize premiums and accrete discounts on mortgage loans held-for-portfolio. The contractual method recognizes the income effects of premiums and discounts in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based upon assumptions about future borrower behavior.
For more information about amortization and accretion recorded in the Statements of Income see Note 5 — Held-to-Maturity Securities, Note 6 — Available-for-Sale Securities, and Note 8 — Mortgage Loans Held-for-Portfolio to the audited financial statements accompanying this report.
Legislative and Regulatory Developments
The legislative and regulatory environment for the Bank has been one of profound change during the period covered by this report, the most notable of which was the enactment of the Dodd-Frank Act on July 21, 2010. Further, the issuance of several proposed and final regulations from the Finance Agency as well as from non-FHLBank financial regulators, such as the FDIC, have added to the climate of rapid regulatory change. The Bank expects 2011 to involve additional, significant legislative and regulatory changes as regulations are issued to implement the Dodd-Frank Act and proposals for GSE housing reform are introduced.
Dodd-Frank Act
The Dodd-Frank Act, among other things: (1) creates an interagency oversight council (the Oversight Council) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system, including making permanent the temporary increase in the standard maximum deposit insurance amount of $250,000; and (7) creates a consumer financial protection bureau. Although the FHLBanks were exempted from several notable provisions of the Dodd-Frank Act, the FHLBanks’ business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing-finance mission are likely to be impacted by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have an important impact on the Bank are summarized below, although the full impact of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.
The Dodd-Frank Act’s Impact on the Bank’s Derivatives Transactions
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Such cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly and less attractive as risk management tools for the Bank.
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements and, potentially, new minimum margin and capital requirements imposed by bank and other federal regulators. Any such margin and capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank, making uncleared trades more costly and less attractive as risk management tools for the Bank.
The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as swap dealers or major swap participants, as the case may be, with the CFTC and/or the SEC. Based on proposed rules jointly issued by the CFTC and SEC, it seems unlikely that the Bank will be required to register as a major swap participant, although this remains a possibility. It also seems unlikely that the Bank will be required to register as a swap dealer with respect to derivative transactions that it enters into with dealer counterparties for the purpose of hedging and managing its interest rate risk, which constitute the great majority of the Bank’s derivative transactions. However, based on the proposed rules, it is possible that the Bank could be required to register with the CFTC as a swap dealer based on the intermediated “swaps” that it enters into with its members.
It is also unclear how the final rule will treat caps, floors and other derivatives embedded in member advances. The scope of the term “swap” in the Dodd-Frank Act has not yet been addressed in proposed rules. Accordingly, it is not known at this time whether certain transactions between the FHLBanks and their member customers will be treated as “swaps.” Depending on how the terms “swap” and “swap dealer” are finally defined in the rules, the Bank may be faced with the business question of whether to continue to offer “swaps” to member customers if those transactions would require the Bank to register as a swap dealer.

Designation as a swap dealer would subject the Bank to considerable additional regulation and cost including registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional swap-based capital and margin requirements. Even if the Bank is designated as a swap dealer, the proposed rule would permit the Bank to apply to the CFTC to limit such designation to those specified activities as to which the Bank is acting as a swap dealer. Thus, the hedging activities of the Bank may not be subject to the full requirements that are generally imposed on traditional swap dealers.
The Bank, together with the other FHLBanks, is actively participating in the development of the regulations under the Dodd-Frank Act by formally providing comments to the regulators regarding the rulemakings that could impact the FHLBanks. It is not expected that final rules implementing the Dodd-Frank Act will become effective until the latter half of 2011 and delays beyond that time are possible.
Other Regulatory Activity Pursuant to the Dodd-Frank Act
Oversight Council and Federal Reserve Board Proposed Rules Regarding Authority to Supervise and Regulate Certain Nonbank Financial Companies. On January 26, 2011, the Oversight Council issued a proposed rule with a comment deadline of February 25, 2011, that would implement the Oversight Council’s authority to subject nonbank financial companies to the supervision of the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and certain prudential standards. The proposed rule defines “nonbank financial company” broadly enough to likely cover the Bank. The rule provides certain factors that the Oversight Council will consider in determining whether to subject a nonbank financial company to such supervision and prudential standards. These factors include the availability of substitutes for the financial services and products the entity provides as well as the entity’s size, interconnectedness with other financial firms, leverage, liquidity risk and existing regulatory scrutiny.
On February 11, 2011, the Federal Reserve Board issued a proposed rule with a comment deadline of March 30, 2011 that would define certain key terms to determine which nonbank financial companies will be subject to the Federal Reserve Board’s regulatory oversight. The proposed rule provides that a company is “predominantly engaged in financial activities” if:
•	the annual gross financial revenue of the company represents 85 percent or more of the company’s gross revenue in either of its two most recent completed fiscal years; or
•	the company’s total financial assets represent 85 percent or more of the company’s total assets as of the end of either of its two most recently completed fiscal years.
The Bank is predominantly engaged in financial activities under either prong of the proposed test. In pertinent part, the proposed rule also defines “significant nonbank financial company” to mean a nonbank financial company with $50 billion or more in total assets as of the end of its most recently completed fiscal year. The Bank had $100.2 billion in total assets at December 31, 2010.
If the Bank is determined to be a nonbank financial company subject to the Federal Reserve Board’s regulatory oversight, then the Bank’s operations and business may be adversely impacted by such oversight.
Oversight Council Recommendations on Implementing the Volcker Rule. In January 2011, the Oversight Council issued certain recommendations for implementing certain prohibitions on proprietary trading, commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading and various regulatory requirements to ensure compliance with the Volcker Rule. If the FHLBanks are subject to the Volcker Rule, then the Bank may be subject to additional limitations on the composition of its investment portfolio beyond existing Finance Agency regulations. These limitations may potentially result in less profitable investment alternatives. Further, complying with related regulatory requirements would likely increase the Bank’s regulatory burden with attendant incremental costs. The FHLBank System’s consolidated obligations generally are exempt from the operation of this rule, subject to certain limitations, including the absence of conflicts of interest and certain financial risks.
FDIC Regulatory Actions
FDIC Final Rule on Assessment System. In February 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC-insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Once this rule takes effect on April 1, 2011, FHLBank advances will be included in their members’ assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLBank advances, in excess of 25% of an institution’s domestic deposits because these are now part of the assessment base. This rule may negatively affect demand for FHLBank advances to the extent that these assessments increase the cost of advances for some members.
FDIC Final Rule on Unlimited Deposit Insurance for Non-Interest-Bearing Transaction Accounts. On November 15, 2010, the FDIC adopted a final rule providing for unlimited deposit insurance for non-interest-bearing transaction accounts from December 31, 2010 until January 1, 2013. Deposits are a source of liquidity for our members and a rise in deposits, which may occur as a result of the FDIC’s unlimited support of non-interest-bearing transaction accounts, tends to weaken member demand for Bank advances.

FDIC Interim Final Rule on Dodd-Frank Orderly Liquidation Resolution Authority. On January 25, 2011, the FDIC issued an interim final rule with a comment deadline of March 28, 2011, on how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company (not including FDIC-insured depository institutions) in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States. The interim final rule provides, among other things, that:
•	all unsecured creditors must expect to absorb losses in any liquidation and that secured creditors will only be protected to the extent of the fair value of their collateral;
•	all unsecured creditors must expect to absorb losses in any liquidation and that secured creditors will only be protected to the extent of the fair value of their collateral;
•	to the extent that any portion of a secured creditor’s claim is unsecured, it will absorb losses along with other unsecured creditors; and
•	secured obligations collateralized with U.S. government obligations will be valued at fair market value.
GSE Housing Reform
On February 11, 2011, the Department of the Treasury and the U.S. Department of Housing and Urban Development issued a report to Congress on Reforming America’s Housing Finance Market. The report primarily focused on Fannie Mae and Freddie Mac by providing options for the long-term structure of housing finance. The report recognized the vital role the FHLBanks play in helping financial institutions access liquidity and capital to compete in an increasingly competitive marketplace and noted that the Obama Administration would work, in consultation with the FHFA and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBanks operate so that overall government support of the mortgage market will be substantially reduced over time. Specifically, with respect to the FHLBanks, the report stated the Obama Administration supports limiting the level of advances and reducing portfolio investments, consistent with the FHLBanks’ mission of providing liquidity and access to capital for insured depository institutions. If housing GSE reform legislation is enacted incorporating these requirements, the FHLBanks could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority.
The report also supports consideration of additional means of advance funding to housing lenders, including potentially the development of a covered bond market. A developed covered bond market could compete with FHLBank advances.
Additionally, the report sets forth various reforms for Fannie Mae and Freddie Mac, each of which would ultimately wind down those entities. The Bank has traditionally allocated a significant portion of its investment portfolio to investments in Fannie Mae and Freddie Mac debt securities. Accordingly, the Bank’s investment strategies may be impacted by the winding down of those entities. To the extent that Fannie Mae and Freddie Mac wind down or limit the amount of mortgages they purchase, FHLBank members may determine to increase their mortgage loans held in portfolio which could potentially increase demand for FHLBank advances. In any case, the impact of housing GSE reform on the Bank will depend on the content of legislation that is enacted to implement housing GSE reform.
Finance Agency Regulatory Actions
Finance Agency Final Rule on Restructuring the Office of Finance. On May 3, 2010, the Finance Agency issued a final regulation restructuring the Office of Finance’s board of directors, which became effective on June 2, 2010. Among other things, the regulation: (1) increased the size of the board such that it is now comprised of the twelve FHLBank presidents and five independent directors; (2) created an audit committee; (3) provided for the creation of other committees; (4) set a method for electing independent directors along with setting qualifications for these directors; and (5) provided that the method of funding the Office of Finance and allocating its expenses among the FHLBanks shall be as determined by policies adopted by the board of directors. The audit committee may only be comprised of the five independent directors and has been charged with oversight of greater consistency in accounting policies and procedures among the FHLBanks.
Finance Agency Final Rule on Reporting Fraudulent Financial Instruments and Loans. On January 27, 2010, the Finance Agency issued a final regulation, which became effective on February 26, 2010, requiring the FHLBanks to report to the Finance Agency any such entity’s purchase or sale of fraudulent financial instruments or loans, or financial instruments or loans such entity suspects are possibly fraudulent. The regulation imposes requirements on the timeframe, format, document retention, and nondisclosure obligations for reporting fraud or possible fraud to the Finance Agency. The Bank is also required to establish and maintain adequate internal controls, policies, procedures, and an operational training program to discover and report fraud or possible fraud. The adopting release provides that the regulation will apply to all of the Bank’s programs and products. Given such a scope, it potentially creates significant investigatory and reporting obligations for the Bank. The adopting release for the regulation provides that the Finance Agency will issue certain guidance specifying the investigatory and reporting obligations under the regulation. However, such guidance has not yet been issued. The Bank will be in a position to assess the significance of the reporting obligations once the Finance Agency has issued its guidance.
Finance Agency Final Rule on the Office of Minority and Women Inclusion. On December 20, 2010, the Finance Agency issued a final rule requiring the FHLBanks to promote diversity and the inclusion of women, minorities and individuals with disabilities in all activities. The rule requires each FHLBank to either establish an Office of Minority and Women Inclusion or designate an office to be responsible for carrying out this rule’s requirements at every level of the organization including management, employment and contracting. Additionally, the rule requires the Bank to make certain periodic reports on its compliance with the rule to the Director of the Finance Agency (the Director). The Bank expects that complying with the rule will increase the Bank’s regulatory burden with attendant incremental costs but cannot establish any meaningful projections yet regarding such costs as it continues to develop strategies to comply with the rule. This rule became effective on January 27, 2011.

The Bank has established the Office of Minority and Women Inclusion under the direct supervision of the Head of Enterprise Services. The rule was communicated to the Bank’s Board of Directors and a new policy was approved on November 18, 2010, which became effective on January 1, 2011. The Bank has also contracted a third party to assist with the identification and reporting of eligible vendors for use in implementing the new rule. The Bank also now mandates greater diversity for our vendors and suppliers, with workforce and supplier diversity as company-wide priorities.
Finance Agency Final Rule on FHLBank Directors’ Eligibility, Elections, Compensation and Expenses. On April 5, 2010, the Finance Agency issued a final rule on FHLBank director elections, compensation, and expenses. Regarding elections, the final regulation changes the process by which FHLBank directors are chosen after a directorship is re-designated to a new state prior to the end of the term as a result of the annual designation of FHLBank directorships. Specifically, the re-designation causes the original directorship to terminate at the end of the calendar year and creates a new directorship that will be filled by an election of the members. Regarding compensation, the final rule, among other things: allows FHLBanks to pay directors reasonable compensation and reimburse necessary expenses; requires FHLBanks to adopt a written compensation and reimbursement of expenses plan; prescribes certain related reporting requirements; and prohibits payments to FHLBank directors who regularly fail to attend board or committee meetings.
Finance Agency Final Rule on the Use of Community Development Loans by CFIs to Secure Advances and Secured Lending to FHLBank Members and Their Affiliates. On December 9, 2010, the Finance Agency issued a final rule that, among other things:
•	provides the Bank regulatory authority to receive community development loans as collateral for advances from CFIs that are members, subject to other regulatory requirements; and
•	codifies the Finance Agency’s position that secured lending to a member by an FHLBank in any form is an “advance” and therefore subject to all requirements applicable to an advance, including stock investment requirements. However, the final rule (i) clarifies that it was not intended to prohibit a Bank’s derivatives activities with members or other obligations that may cause a credit exposure to a Bank but that do not arise from a Bank’s lending of cash funds and (ii) does not include a prohibition on secured transactions with members’ affiliates, as was initially proposed. This latter prohibition would have prohibited the Bank from entering into many of the repurchase transactions that it currently enters for liquidity and investment purposes.
This rule became effective on January 10, 2011.
Finance Agency Rule on Temporary Increases in Minimum Capital Levels. On March 3, 2011, the Finance Agency issued a final rule effective April 4, 2011 authorizing the Director of the Finance Agency to increase the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank’s risks. The rule provides the factors that the Director may consider in making this determination including such FHLBank’s:
•	current or anticipated declines in the value of assets held by it;
•	its ability to access liquidity and funding;
•	credit, market, operational and other risks;
•	current or projected declines in its capital;
•	such FHLBank’s material compliance with regulations, written orders, or agreements;
•	housing finance market conditions;
•	levels of retained earnings;
•	initiatives, operations, products or practices that entail heightened risk;
•	the ratio of market value of equity to the part value of capital stock; and/or
•	other conditions as notified by the Director.
The rule provides that the Director shall consider the need to maintain, modify or rescind any such increase no less than every 12 months. Should the Bank be required to increase its minimum capital level, the Bank could need to require additional stock purchases from its members and/or lower or suspend dividend payments to increase retained earnings to satisfy such increase. Alternatively, the Bank could try to satisfy the increased requirement by disposing of assets to lower the size of its balance sheet relative to its total outstanding stock, which disposal may adversely impact the Bank’s results of operations and ability to satisfy its mission.
Finance Agency Proposed Rule on Voluntary FHLBank Mergers. On November 26, 2010, the Finance Agency issued a proposed rule with a comment deadline of January 25, 2010, that would establish the conditions and procedures for the consideration and approval of voluntary mergers between FHLBanks. Pursuant to the proposed rule, two or more FHLBanks may merge provided:
•	such FHLBanks have agreed upon the terms of the proposed merger and the board of directors of each such FHLBank has authorized the execution of the merger agreement;

•	such FHLBanks have jointly field a merger application with the Finance Agency to obtain the approval of the Director;
•	the Director has granted preliminary approval of the merger;
•	the members of each such FHLBank have ratified the merger agreement; and
•	the Director has granted final approval of the merger agreement.
Finance Agency Proposed Rule on Conservatorship and Receivership. On July 9, 2010, the Finance Agency issued a proposed rule with a comment deadline of September 7, 2010, that would set forth the basic authorities of the Finance Agency when acting as conservator or receiver for any of the entities it regulates, including the FHLBanks and the Office of Finance. The basic authorities set forth in the proposed rule include the authority to enforce and repudiate contracts, establish procedures for conservators and receivers and priorities of claims for contract parties and other claimants, and address whether and to what extent claims by current and former holders of equity interests in the regulated entities will be paid.
Advance Notice of Proposed Rulemaking Regarding FHLBank Members. On December 27, 2010, the Finance Agency issued an advance notice of proposed rulemaking with a comment deadline of March 28, 2011, which provides that the Finance Agency is reviewing its regulations on FHLBank membership to ensure such regulations are consistent with maintaining a nexus between FHLBank membership and the housing and community development mission of the FHLBanks. The notice provides certain alternatives designed to strengthen that nexus including, among other things:
•	requiring compliance with membership standards on a continuous basis rather than only at the time of admission to membership; and
•	creating additional quantifiable standards for membership.
The Bank’s results of operations may be adversely impacted should the Finance Agency ultimately issue a regulation that excludes prospective institutions from becoming Bank members or precludes existing members from continuing as Bank members due to the reduced business opportunities that would result.
Finance Agency Proposed Rule on Temporary Increases in Minimum Capital Levels. On February 8, 2010, the Finance Agency issued a proposed regulation with a comment deadline of April 9, 2010, that, if adopted as proposed, would set forth certain standards and procedures that the Director of the Finance Agency would employ in determining whether to require or rescind a temporary increase in the minimum capital levels for any of the FHLBanks. To the extent that the final rule results in an increase in the Bank’s capital requirements, the Bank’s ability to pay dividends and repurchase or redeem capital stock may be adversely impacted.
Finance Agency Advanced Notice of Proposed Rule on the use of NRSRO Credit Ratings. On January 31, 2011, the Finance Agency issued an advanced notice of proposed rule with a comment deadline of March 17, 2011, that would implement a provision in Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific Finance Agency regulations applicable to FHLBanks including risk-based capital requirements, prudential requirements, investments and COs.
Finance Agency Proposed Rule on Private Transfer Fee Covenants. On February 8, 2011, the Finance Agency issued a proposed rule with a comment deadline of April 11, 2011, that would restrict the Bank from acquiring, or taking security interests in mortgages on properties encumbered by certain private transfer fee covenants and related securities. The proposed rule prohibits the Bank from purchasing or investing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages or securities backed by the income stream from such covenants, unless such covenants are excepted transfer fee covenants. Excepted transfer fee covenants are covenants that pay a private transfer fee to a homeowner association, condominium, cooperative or certain other tax-exempt organizations that use the private transfer fees for the direct benefit of the property. The proposed rule also prohibits the FHLBanks from accepting such mortgages or securities as collateral unless such covenants are excepted transfer fee covenants. Pursuant to the proposed rule, the foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to such securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The Bank would be required to comply with the regulation within 120 days of the publication of the final rule.
Finance Agency Proposed Rule on Rules of Practice and Procedure for Enforcement Proceedings. On August 12, 2010, the Finance Agency issued a proposed rule with a comment deadline of October 12, 2010, that would amend existing regulations implementing stronger Finance Agency enforcement powers and procedures if adopted as proposed.
Finance Agency Proposed Rule on FHLBank Liabilities. On November 8, 2010, the Finance Agency issued a proposed rule with a comment deadline of January 7, 2011, that would, among other things:
•	reorganize and re-adopt Finance Board regulations dealing with COs, as well as related regulations addressing other authorized FHLBank liabilities and book entry procedures for COs;
•	implement recent statutory amendments that removed authority from the Finance Agency to issue COs;

•	specify that the FHLBanks issue COs that are the joint and several obligations of the FHLBanks as provided for in the statute rather than as joint and several obligations of the FHLBanks as provided for in the current regulation; and
•	provide that COs are issued under Section 11(c) of the FHLBank Act rather than under Section 11(a) of the FHLBank Act.
The adoption of the proposed rule would not have any adverse impact on the FHLBanks’ joint and several liability for the principal and interest payments on COs.
Separately, the proposed rule requests comment on how the Finance Agency should implement a provision in Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of the credit-worthiness of a security and to replace those provisions with other measures of credit-worthiness.
Finance Agency Proposed Rule on FHLBank Investments. On May 4, 2010, the Finance Agency issued a proposed regulation with a comment deadline of July 6, 2010, that, among other things, requests comment on whether additional limitations on an FHLBank’s MBS investments, including its private-label MBS investments, should be adopted as part of a final regulation and whether, for private-label MBS investments, such limitations should be based on an FHLBank’s level of retained earnings.
Additional Developments
Final SEC Rule on Money Market Reform. On March 4, 2010, the SEC published a final rule, amending the rules governing money market funds under the Investment Company Act. These amendments have resulted in certain tightened liquidity requirements, such as: maintaining certain financial instruments for short-term liquidity; reducing the maximum weighted-average maturity of portfolio holdings and improving the quality of portfolio holdings. The final rule includes overnight FHLBank discount notes in the definition of “daily liquid assets” and “weekly liquid assets” and will encompass FHLBank discount notes with remaining maturities of up to 60 days in the definition of “weekly liquid assets.” The final rule’s requirements became effective on May 5, 2010.
Expiration of Authority to Issue Tax-Exempt Letters of Credit. The Bank’s authority to issue letters of credit to support non-housing related tax-exempt state and local bond issuances on behalf of members generally expired on December 31, 2010, in accordance with the Housing and Economic Recovery Act of 2008, although an FHLBank may renew a letter of credit issued between the date of enactment of that Act and December 31, 2010. During 2010, contributions to the FHLBNY’s Net income from such letters were insignificant.
Basel Committee on Banking Supervision Capital Framework. In September 2010, the Basel Committee on Banking Supervision (the Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new regime will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. While it is uncertain how the new capital regime or other standards being developed by the Basel Committee, such as liquidity standards, will be implemented by the U.S. regulatory authorities, the new regime could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Likewise, any new liquidity requirements may also adversely impact member demand for advances and/or investor demand for COs.

Financial Condition (dollars in thousands):
Table 2.1: Statements of Condition — Year-Over-Year Comparison

	December 31,		Net change in	Net change in
(Dollars in thousands)	2010	2009	dollar amount	percentage
Assets
Cash and due from banks	$660,873	$2,189,252	$(1,528,379)	(69.81)%
Federal funds sold	4,988,000	3,450,000	1,538,000	44.58
Available-for-sale securities	3,990,082	2,253,153	1,736,929	77.09
Held-to-maturity securities
Long-term securities	7,761,192	10,519,282	(2,758,090)	(26.22)
Advances	81,200,336	94,348,751	(13,148,415)	(13.94)
Mortgage loans held-for-portfolio	1,265,804	1,317,547	(51,743)	(3.93)
Derivative assets	22,010	8,280	13,730	NM
Other assets	323,773	374,641	(50,868)	(13.58)

Total assets	$100,212,070	$114,460,906	$(14,248,836)	(12.45)%

Liabilities
Deposits
Interest-bearing demand	$2,401,882	$2,616,812	$(214,930)	(8.21)%
Non-interest bearing demand	9,898	6,499	3,399	52.29
Term	42,700	7,200	35,500	NM

Total deposits	2,454,480	2,630,511	(176,031)	(6.69)

Consolidated obligations
Bonds	71,742,627	74,007,978	(2,265,351)	(3.06)
Discount notes	19,391,452	30,827,639	(11,436,187)	(37.10)

Total consolidated obligations	91,134,079	104,835,617	(13,701,538)	(13.07)

Mandatorily redeemable capital stock	63,219	126,294	(63,075)	(49.94)

Derivative liabilities	954,898	746,176	208,722	27.97
Other liabilities	461,025	519,017	(57,992)	(11.17)

Total liabilities	95,067,701	108,857,615	(13,789,914)	(12.67)

Capital	5,144,369	5,603,291	(458,922)	(8.19)

Total liabilities and capital	$100,212,070	$114,460,906	$(14,248,836)	(12.45)%

Balance sheet overview
The FHLBNY continued to experience steady balance sheet contraction through the quarters in 2010 in parallel with the decline in Advances to $81.2 billion at December 31, 2010 from a peak of $109.1 billion in 2008 and $94.3 billion at December 31, 2009. Reported balances include fair value basis of hedged advances. The decline in demand for member borrowings has occurred as member banks have taken advantage of improved availability of alternate funding sources such as deposits and senior unsecured borrowings in a more liquid market. Member demand for borrowed advances has also declined as loan demand from members’ customers may have stayed lukewarm due to nationally weak economic conditions.
Advances — At December 31, 2010, the FHLBNY’s Total assets were $100.2 billion, a decrease of 12.4%, or $14.2 billion from December 31, 2009. The Bank’s balance sheet management strategy has been to keep balance sheet growth or decline in line with the changes in member demand for advances, which declined 13.9%.
Table 2.2: Advance Graph
Investments — The FHLBNY’s investment strategies continue to be restrained, and acquisitions were limited to investments in mortgage-backed securities (“MBS”) issued by GSEs and U.S. government agencies. Acquisitions even in such securities have been made when they justified the Bank’s risk-reward preferences.

In 2010, the Bank purchased $472.3 million of GSE issued MBS for the HTM portfolio, and $2.9 billion of floating-rate GSE issued MBS for the AFS portfolio. Market pricing of GSE issued MBS improved at December 31, 2010 as liquidity appeared to return to the market place, and substantially all of MBS in the AFS portfolio were in net unrealized fair value gain positions. Fair values of the Bank’s private-label securities also improved at December 31, 2010 relative to 2009, but were still depressed, as market conditions for such securities remained uncertain. For more information about fair values of AFS and HTM securities, see Note 19 to the audited financial statements accompanying this report.
Leverage — At December 31, 2010, balance sheet leverage was 19.5 times shareholders’ equity, compared to 20.4 times capital at December 31, 2009. The Bank’s balance sheet management strategy is to keep the balance sheet change in line with the changes in member demand for advances, although from time to time the Bank may maintain excess liquid investments to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally, growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged. Under existing capital management practices, members are required to purchase capital stock to support their borrowings from the Bank, and when capital stock is in excess of the amount that is required to support advance borrowings, the Bank redeems the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged. As capital increases or declines in line with higher or lower volumes of advances, the Bank may also adjust its assets by increasing or decreasing holdings of short-term investments in certificates of deposit, and, to some extent, its positions in Federal funds sold, which it inventories to accommodate unexpected member needs for liquidity.
Debt — In 2010 as in 2009, the primary source of funds for the FHLBNY continued to be the issuance of consolidated obligation bonds and discount notes. Discount notes are consolidated obligations with maturities up to one year, and consolidated bonds have maturities of one year or longer. The mix between the use of discount notes and bonds has fluctuated during 2010 and 2009, partly because of fluctuations in the market pricing of discount notes relative to the pricing of fixed-rate bonds with similar maturities, and partly because of the price attractiveness of short-term callable and non-callable bonds that could be swapped back to 3-month LIBOR rates as an alternative to discount notes. In the 2010 first quarter, the Bank had decreased its issuances of discount notes mainly because of unfavorable pricing relative to alternative funding, primarily short-term callable bonds. Then the interest rate environment for the FHLBank issued debt was such that the effective duration of callable bonds, on an option adjusted basis, was shorter than its contractual maturities and their issuance achieved the Bank’s asset/liability management profile and discount notes lost their attractiveness. In the 2010 second quarter, discount note pricing became favorable with the rise of the 3-month LIBOR index, and the Bank increased its usage of discount notes, which replaced maturing/called bonds. In the 2010 third quarter, the 3-month LIBOR index declined, spreads narrowed, and the FHLBNY reduced issuances of discount notes. In the 2010 fourth quarter, spreads improved, yields stabilized and discount note issuances became an attractive alternative to the issuance of short-term, callable bonds.
Liquidity and Short-term Debt — The following table summarizes the FHLBNY’s short-term debt (in thousands). Also see Tables 6.1 — 6.10 and 9.4 for additional information.
Table 2.3: Short-term debt

	Short Term Liquidity
	December 31,
	2010	2009	2008

Consolidated Obligations-Discount Notes[1]	$19,391,452	$30,827,639	$46,329,906

Consolidated Obligations-Bonds With Original Maturities of One Year or Less[2]	$12,410,000	$17,988,000	$24,379,100

[1]	Outstanding at end of the period — carrying value

[2]	Outstanding at end of the period — par value
The FHLBNY has reduced its utilization of short-term debt to fund its assets, in part by reducing investments in overnight money market assets and in part by reducing leverage. The FHLBNY’s liquid assets included cash at the FRB, federal funds sold, and a portfolio of highly-rated GSE securities that were available-for-sale.
The FHLBanks’ GSE status enables the Banks, including FHLBNY, to fund its consolidated obligation debt at tight margins to U.S. Treasury. These are discussed in more detail under “Debt Financing and Consolidated Obligations” in this MD&A. The FHLBNY’s internal source of liquidity position remains strong, and was in compliance with all regulatory requirements and Management does not foresee any changes to that position.
Among other liquidity measures, the FHLBNY is required to maintain sufficient liquidity, through short-term investments, in an amount at least equal to that Bank’s anticipated cash outflows under two different scenarios. The first scenario assumes that the FHLBNY cannot access the capital markets for 15 days and that during that time, members do not renew their maturing, prepaid and called advances. The second scenario assumes that the FHLBNY cannot access the capital market for five days and that during that period, members renew maturing and called advances. The FHLBNY was in compliance within these scenarios.
The FHLBNY also has in place other liquidity measures — Deposit Liquidity and Operational Liquidity indicated that the FHLBNY’s liquidity buffers were in excess of required reserves. For more information about the FHLBNY’s liquidity measures and see section “Liquidity, Short-term borrowings and Short-term Debt” in this MD&A.

Advances
The FHLBNY’s primary business is making collateralized loans, known as “advances,” to members.
Member demand for advance borrowings has steadily declined in 2010, a continuing trend from 2009. Advance book value included fair value basis adjustments of $4.3 billion at December 31, 2010, compared to $3.6 billion at December 31, 2009. Fair value basis adjustments of hedged advances are recorded under the hedge accounting provisions. When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction.
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
Advances — Product Types
The following table summarizes par values of advances by product type (dollars in thousands):
Table 3.1: Advances by Product Type

	December 31, 2010		December 31, 2009
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit — ARCs	$8,121,000	10.56%	$14,100,850	15.54%
Fixed Rate Advances	64,557,112	83.91	71,943,468	79.29
Short-Term Advances	1,357,300	1.76	2,173,321	2.39
Mortgage Matched Advances	479,934	0.62	606,883	0.67
Overnight & Line of Credit (OLOC) Advances	1,402,696	1.82	926,517	1.02
All other categories	1,021,497	1.33	986,661	1.09

Total par value	76,939,539	100.00%	90,737,700	100.00%

Discount on AHP Advances	(42)		(260)
Hedging adjustments	4,260,839		3,611,311

Total	$81,200,336		$94,348,751

Member demand for advance products
Fixed-rate advances and Adjustable-rate advances (“ARCs”) have been the more significant products that have declined in 2010 relative to the balances at December 31, 2009.
Adjustable Rate Advances (“ARC Advances”) — ARC advances declined steadily in 2009 and that trend has continued through 2010, as demand has remained weak. Generally, the FHLBNY’s larger members have been the more significant borrowers of ARCs.
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
Member demand for fixed-rate advances had been steady in the first three quarters of 2010, although compared to 2009, borrowings have declined, and on aggregate, maturing advances had been replaced by new borrowings. In the fourth quarter, outstanding balances declined by $2.6 billion as maturing advances were not replaced by new borrowings. In 2010, demand has been concentrated around medium-term advances, as members remain uncertain about locking into long-term advances perhaps because of unfavorable pricing of longer-term advances, or an uncertain outlook over the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.
Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from two days to 30 years.

A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”). Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because of the “put” feature that the Bank purchases from the member, driving down the coupon on the advance. The price advantage of a putable advance increases with the numbers of puts sold and the length of the term of a putable advance. With a putable advance, the FHLBNY has the right to exercise the put option and terminate the advance at predetermined exercise date(s), which the FHLBNY normally would exercise when interest rates rise, and the borrower may then apply for a new advance at the then prevailing coupon and terms. In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term-advances.
Member demand for the competitively priced putable advances had remained steady through the third quarter in 2009, contracted somewhat in the fourth quarter of 2009, and declined steadily in 2010 as maturing putable advances were either not replaced or replaced by bullet advance (without the put feature). Putable advances stood at $34.7 billion at December 31, 2010 compared to $41.4 billion at December 31, 2009.
Short-term Advances — Demand for Short-term fixed-rate advances has remained very weak in 2010, a continuing trend from 2009. Borrowed amounts stood at $1.4 billion, down from $2.2 billion at December 31, 2009. By way of contrast, the outstanding balance was $7.8 billion at December 31, 2008.
Overnight advances — Overnight borrowings also remained lackluster in 2010, a continuation of the trend seen in 2009. Member demand for the overnight Advances may also reflect the seasonal needs of certain member banks for their short-term liquidity requirements. Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.
The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs. Overnight Advances mature on the next business day, at which time the advance is repaid.
Merger Activity
Merger activity is an important factor and, if significant, would contribute to an uneven pattern in advance balances. Merger activity may result in the loss of new business if a member is acquired by a non-member. The FHLBank Act does not permit new advances to replace maturing advances to former members. Advances held by members who are acquired by non-members may remain outstanding until their contractual maturities. Merger activity may also result in a decline in the advance book if the acquired member decides to prepay existing advances partially or in full depending on the post-merger liquidity needs.
The following table summarizes merger activity (dollars in thousands):
Table 3.2: Merger Activity

	Merger activity
	Years ended December 31,
	2010	2009

Number of Non-Members [1]	8	9

Non-member advances outstanding at period end	$837,025	$2,328,736

[1]	Members who became non-members because of mergers.
The former members are not considered to have a significant borrowing potential.
Prepayment of Advances
Prepayment initiated by members or former members is another important factor that impacts advances. The FHLBNY charges a prepayment fee when the member or a former member prepays certain advances before the original maturity.
The following table summarizes prepayment activity (in thousands):
Table 3.3: Prepayment Activity

	Prepayment Activity
	Years ended December 31,
	2010	2009

Advances pre-paid [1]	$3,367,767	$3,366,170

Prepayment fees	$13,130	$22,853

[1]	Par amounts of advances prepaid.
For advances that are prepaid and hedged under hedge accounting rules, the FHLBNY generally terminates the hedging relationship upon prepayment and adjusts the prepayment fees received for the associated fair value basis of the hedged prepaid advance.

Advances — Maturities and coupons
The FHLBNY’s advances outstanding are summarized below by year of maturity (dollars in thousands):
Table 3.4: Advances Outstanding by Year of Maturity

	December 31, 2010			December 31, 2009
		Weighted [2]			Weighted [2]
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$196	1.15%	—%	$2,022	1.20%	—%
Due in one year or less	16,872,651	1.77	21.94	24,128,022	2.07	26.59
Due after one year through two years	9,488,116	2.81	12.33	10,819,349	2.73	11.92
Due after two years through three years	7,221,496	2.94	9.39	10,069,555	2.91	11.10
Due after three years through four years	5,004,502	2.69	6.50	5,804,448	3.32	6.40
Due after four years through five years	6,832,709	2.93	8.88	3,364,706	3.19	3.71
Due after five years through six years	9,590,448	4.32	12.46	2,807,329	3.91	3.09
Thereafter	21,929,421	3.68	28.50	33,742,269	3.78	37.19

Total par value	76,939,539	3.03%	100.00%	90,737,700	3.06%	100.00%

Discount on AHP advances [1]	(42)			(260)
Hedging adjustments	4,260,839			3,611,311

Total	$81,200,336			$94,348,751

[1]	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Interest rates on AHP advances ranged from 1.25% to 3.50% at December 31, 2010 and 1.25% to 4.00% at December 31, 2009.

[2]	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
Coupons were generally lower in 2010 but the greatest declines in yields were in the shorter-term advances because of the low short-term rates at December 31, 2010. Contractual maturities of advances outstanding have remained relatively unchanged at December 31, 2010 compared to 2009, an indicator that members have generally not changed their borrowing terms with respect to the term to maturity. A lower volume of advances will mature within one year at December 31, 2010 relative to December 31, 2009.
Advances — Interest Rate Terms
The following table summarizes interest-rate payment terms for advances (dollars in thousands):
Table 3.5: Advances by Interest-Rate Payment Terms

	December 31, 2010		December 31, 2009
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate	$68,818,343	89.44%	$76,634,828	84.46%
Variable-rate	8,121,000	10.56	13,730,850	15.13
Variable-rate capped	—	—	370,000	0.41
Overdrawn demand deposit accounts	196	—	2,022	—

Total par value	76,939,539	100.00%	90,737,700	100.00%

Discount on AHP Advances	(42)		(260)
Hedging basis adjustments	4,260,839		3,611,311

Total	$81,200,336		$94,348,751

Fixed-rate borrowings remained popular with members but amounts borrowed have declined in line with the overall decline in member demand for advances. The product is popular with members as reflected by an increasing percentage of total advances outstanding at December 31, 2010. Variable-rate advances outstanding declined in percentage terms and amounts outstanding. Member demand for adjustable-rate LIBOR-based funding has been weak, as members may perceive the risk of a combination of an unsettled interest rate environment and a steepening yield curve to make variable-rate borrowing relatively unattractive from an interest-rate risk management perspective. Variable-rate capped advances also declined in a declining interest rate environment. Typically, capped ARCs are in demand by members only in a rising rate environment as they would purchase cap options from the FHLBNY to limit borrowers’ interest rate exposure. With a capped variable rate advance, the FHLBNY had offsetting purchased cap options that mirrored the terms of the caps sold to members, offsetting the FHLBNY’s exposure on the advance.

The following table summarizes variable-rate advances by reference-index type (in thousands):
Table 3.6: Variable-Rate Advances

	December 31,
	2010	2009

LIBOR indexed	$8,121,000	$14,100,500
Overdrawn demand deposit accounts	196	2,022
Prime	—	350

Total	$8,121,196	$14,102,872

The following table summarizes maturity and yield characteristics of par amounts of advances (dollars in thousands):
Table 3.7: Advances by Maturity and Yield Type

	December 31,
	2010		2009
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$14,384,651	18.70%	$17,342,672	19.12%
Due after one year	54,433,692	70.75	59,292,156	65.34

Total Fixed-rate	68,818,343	89.45	76,634,828	84.46

Variable-rate
Due in one year or less	2,488,196	3.23	6,787,372	7.48
Due after one year	5,633,000	7.32	7,315,500	8.06

Total Variable-rate	8,121,196	10.55	14,102,872	15.54

Total par value	76,939,539	100.00%	90,737,700	100.00%

Discount on AHP Advances	(42)		(260)
Hedging adjustments	4,260,839		3,611,311

Total	$81,200,336		$94,348,751

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
•	Derivative transactions are employed to hedge fixed-rate advances in the following manner and to achieve the following principal objectives. The FHLBNY:
•	Makes extensive use of the derivatives to restructure interest rates on fixed-rate advances, both putable and non-putable (“bullet”), to better match the FHLBNY’s cash flows, to enhance yields, and to manage risk from a changing interest rate environment.
•	Converts at the time of issuance, certain simple fixed-rate bullet and putable fixed-rate advances into synthetic floating-rate advances by the simultaneous execution of interest rate swaps that convert the cash flows of the fixed-rate advances to conventional adjustable rate instruments tied to an index, typically 3-month LIBOR.
•	Uses derivatives to manage the risks arising from changing market prices and volatility of a fixed coupon advance by matching the cash flows of the advance to the cash flows of the derivative, and making the FHLBNY indifferent to changes in market conditions. Putable advances are typically hedged by an offsetting derivative with a mirror-image call option with identical terms.
•	Adjusts the reported carrying value of hedged fixed-rate advances for changes in their fair value (“fair value basis” or “fair value”) that are attributable to the risk being hedged in accordance with hedge accounting rules. Amounts reported for advances in the Statements of Condition include fair value hedge basis adjustments.
The most significant element that impacts balance sheet reporting of advances is the recording of fair value basis adjustments to the carrying value of advances in the Statements of Condition. In addition, when putable advances are hedged by cancellable swaps, the possibility of exercise of the call shortens the expected maturity of the advance. The impact of derivatives to the Bank’s income is discussed in this MD&A under “Results of Operations.” Fair value basis adjustments as measured under the hedging rules are impacted by hedge volume, the interest rate environment, and the volatility of the interest rates.

Hedge volume — The Bank primarily hedges putable advances and certain “bullet” fixed-rate advances that qualify under the hedging provisions of the accounting standards for derivatives and hedging, and as economic hedges when the hedge accounting provisions are operationally difficult to establish, or a high degree of hedge effectiveness cannot be asserted. The following table summarizes hedged advances by type of option features (in thousands):
Table 3.8: Hedged Advances by Type

	Advances
	Years ended December 31,
Par Amount	2010	2009
Qualifying Hedges
Fixed-rate bullets	$26,562,821	$25,649,405
Fixed-rate putable	33,612,162	40,252,262
Fixed-rate callable	150,000	—

Total Qualifying Hedges	$60,324,983	$65,901,667

Aggregate par amount of advances hedged [1]	$60,461,327	$66,414,756

Fair value basis (Qualifying hedging adjustments)	$4,260,839	$3,611,311

[1]	Either hedged economically or qualified under a hedge accounting rules
Except for an insignificant notional amount of derivatives that were designated as economic hedges of advances, hedged advances were in a qualifying hedging relationship under the accounting standards for derivatives and hedging. (See Tables 8.1 — 8.6). No advances were designated under the FVO. The FHLBNY typically hedges fixed-rate advances in order to convert fixed-rate cash flows to LIBOR-indexed cash flows through the use of interest rate swaps.
The FHLBNY has allowed its fixed-rate putable advances to decline, and since almost all advances with put or call features are hedged, the decline in hedged advances was consistent with the contraction of fixed-rate putable advances. The put option in the advance is purchased by the FHLBNY from borrowing member and mirrors the cancellable swap option owned by the swap counterparty. Under the terms of the put option, the Bank has the right to terminate the advance at agreed-upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then-prevailing market rates and at the then-existing terms and conditions.
Non-cancellable hedged advances (bullet advances) have grown over the years.
Fair value basis adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged advances. Recorded fair value basis adjustments in the Statements of Condition were associated with hedging activities under the hedge accounting provisions. Advances designated at inception as economic hedges do not have any basis adjustments, and were insignificant. The reported carrying values of advances at December 31, 2010 included net unrealized fair value basis gains of $4.3 billion up from $3.6 billion at December 31, 2009 associated with hedged advances that qualified under hedge accounting rules at those dates.
Fair value gains at December 31, 2010 and 2009 were consistent with the higher contractual coupons of hedged long-and medium-term fixed-rate advances which had been issued at prior years at the then-prevailing higher interest rate environment compared to the lower interest rate environment at the balance sheet dates that were projecting forward rates below the contractual coupons of hedged fixed-rate advances. Fixed-rate advances, in a lower interest rate environment relative to the coupons of the advances, will exhibit net unrealized fair value basis gains.
The year-over-year increase in net fair value basis adjustments of hedged Advances was primarily caused by the downward shift of the forward swap interest rates at December 31, 2010, relative to December 31, 2009, as displayed below. As future swap rates decline, the higher contractual coupons of the advances become more “valuable” and fair value gains increase.
Table 3.9: LIBOR Graph
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
Table 3.10: Advances by Put Date

	December 31, 2010		December 31, 2009
		Percentage of		Percentage of
	Amount	Total	Amount	Total

Overdrawn demand deposit accounts	$196	—%	$2,022	—%
Due or putable\callable in one year or less[1]	49,443,712	64.26	56,978,134	62.79
Due or putable after one year through two years	8,889,867	11.55	14,082,199	15.52
Due or putable after two years through three years	6,959,596	9.05	8,991,805	9.91
Due or putable after three years through four years	4,744,502	6.17	5,374,048	5.92
Due or putable after four years through five years	4,145,209	5.39	2,826,206	3.12
Due or putable after five years through six years	815,948	1.06	158,329	0.18
Thereafter	1,940,509	2.52	2,324,957	2.56

Total par value	76,939,539	100.00%	90,737,700	100.00%

Discount on AHP advances	(42)		(260)
Hedging adjustments	4,260,839		3,611,311

Total	$81,200,336		$94,348,751

[1]	Due or putable in one year or less includes two callable advances.
Contrasting advances by contractual maturity dates (See Tables 3.1 — 3.11) with potential put dates illustrates the impact of hedging on the effective duration of the Bank’s advances. The Bank’s advances borrowed by members include a significant amount of putable advances in which the Bank has purchased from members the option to terminate advances at agreed-upon dates. Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates. Under current hedging practices, when the swap counterparty exercises its right to call the cancellable swap, the Bank would typically also exercise its right to put the advance at par. Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in the Bank’s current hedge strategy. This is best illustrated by the fact that on a contractual maturity basis, 41.0% of advances would mature after five years, while on a put basis, the percentage declines to 3.6%.
The following table summarizes notional amounts of advances that were still putable or callable (one or more pre-determined option exercise dates remaining) (in thousands):
Table 3.11: Putable and Callable Advances

	Advances
	December 31,
	2010*	2009*
Putable	$34,651,912	$41,447,812

No-longer putable	$2,581,100	$2,093,700

Callable	$150,000	—

*	Par value
The FHLBNY has allowed its fixed-rate putable advances to decline and member borrowings have been weak for putable advances, which are typically medium and long-term.
Investments
The FHLBNY maintains investments for liquidity purposes, to manage stock repurchases and redemptions, to provide additional earnings, and to ensure the availability of funds to meet the credit needs of its members. The FHLBNY also maintains longer-term investment portfolios, which are principally mortgage-backed securities issued by government-sponsored mortgage agencies, a smaller portfolio of MBS issued by private enterprises, and securities issued by state or local housing finance agencies. Finance Agency regulations prohibit the FHLBanks, including the FHLBNY, from investing in certain types of securities and limit the investment in mortgage- and asset-backed securities.
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

The FHLBNY’s practice is not to lend unsecured funds to members, including overnight Federal funds and certificates of deposit. The FHLBNY does not preclude or specifically seek out investments any differently than it would in the normal course of acquiring securities for investments, unless it is prohibited by existing regulations. Unsecured lending to members is not prohibited by Finance Agency regulations or Board of Directors’ policy. The FHLBNY is prohibited from purchasing a consolidated obligation issued directly by another FHLBank, but may acquire consolidated obligations for investment in the secondary market after the bond settles. There were no investments in consolidated obligations by the FHLBNY at December 31, 2010 or December 31, 2009. On March 24, 2008, the Board of Directors of the Federal Housing Finance Board, predecessor to the Finance Agency adopted Resolution 2008-08, which temporarily expanded the authority of a FHLBank to purchase mortgage-backed securities (“MBS”) under certain conditions. The resolution allowed a FHLBank to increase its investments in MBS issued by Fannie Mae and Freddie Mac by an amount equal to three times its capital, which is to be calculated in addition to the existing limit. The expanded authority permitted MBS investments to be as much as 600 percent of the FHLBNY’s capital. The FHLBNY did not exercise the expanded authority provided under the temporary regulations to purchase MBS issued by Fannie Mae and Freddie Mac. The expanded authority expired in March 2010.
The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments). No securities classified as available-for-sale were OTTI (dollars in thousands):
Table 4.1: Investments by Categories

	December 31,		Dollar	Percentage
	2010	2009	Variance	Variance

State and local housing finance agency obligations [1]	$770,609	$751,751	$18,858	2.51%
Mortgage-backed securities
Available-for-sale securities, at fair value	3,980,135	2,240,564	1,739,571	77.64
Held-to-maturity securities, at carrying value	6,990,583	9,767,531	(2,776,948)	(28.43)

Total securities	11,741,327	12,759,846	(1,018,519)	(7.98)

Grantor trusts [2]	9,947	12,589	(2,642)	(20.99)
Federal funds sold	4,988,000	3,450,000	1,538,000	44.58

Total investments	$16,739,274	$16,222,435	$516,839	3.19%

[1]	Classified as held-to-maturity securities, at carrying value.

[2]	Classified as available-for-sale securities, at fair value and represents investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts.
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
Mortgage-Backed Securities — By Issuer
Issuer composition of held-to-maturity mortgage-backed securities was as follows (carrying values; dollars in thousands):
Table 4.2: Mortgage-Backed Securities — By Issuer

	December 31,	Percentage	December 31,	Percentage
	2010	of Total	2009	of Total

U.S. government sponsored enterprise residential mortgage-backed securities	$5,528,792	79.09%	$8,482,139	86.84%
U.S. agency residential mortgage-backed securities	116,126	1.66	171,531	1.76
U.S. government sponsored enterprise commercial mortgage-backed securities	476,393	6.81	—	—
U.S. agency commercial mortgage-backed securities	48,748	0.70	49,526	0.51
Private-label issued securities backed by home equity loans	351,455	5.03	417,151	4.27
Private-label issued residential mortgage-backed securities	292,477	4.18	444,906	4.55
Private-label issued securities backed by manufactured housing loans	176,592	2.53	202,278	2.07

Total Held-to-maturity securities-mortgage-backed securities	$6,990,583	100.00%	$9,767,531	100.00%

Held-to-maturity mortgage- and asset-backed securities (“MBS”) — The Bank’s conservative purchasing practices over the years are evidenced by the high concentration of MBS issued by the GSEs. Privately issued mortgage-backed securities made up the remaining 11.7% and 10.9% at December 31, 2010 and 2009.
Local and housing finance agency bonds — The FHLBNY had investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) classified as held-to-maturity. Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing. The FHLBNY purchased $74.6 million HFA bonds in 2010.
Available-for-sale securities — The FHLBNY classifies investments that it may sell before maturity as available-for-sale (“AFS”) and carries them at fair value. Fair value changes are recorded in AOCI until the security is sold or is anticipated to be sold. Composition of FHLBNY’s available-for-sale securities was as follows (dollars in thousands):
Table 4.3: Available-for-Sale Securities Composition

	December 31,	Percentage	December 31,	Percentage
	2010	of Total	2009	of Total

Fannie Mae	$2,478,313	62.26%	$1,544,500	68.93%
Freddie Mac	1,429,900	35.93	696,064	31.07
Ginnie Mae	71,922	1.81	—	—

Total AFS mortgage-backed securities	3,980,135	100.00%	2,240,564	100.00%

Grantor Trusts — Mutual funds	9,947		12,589

Total Available-for-sale portfolio	$3,990,082		$2,253,153

One hundred percent of the mortgage-backed securities in the AFS portfolio was comprised of securities issued by Fannie Mae, Freddie Mac, and a U.S. agency. The Bank acquired $2.9 billion of GSE issued, triple-A rated MBS in 2010. The Bank also has grantor trusts designed to fund current and potential future payments to retirees for supplemental pension plan obligations. The trusts are invested in money market funds, fixed-income and equity funds, and are designated as available-for-sale.
For more information and analysis with respect to investment securities, see Investment Quality in the section captioned Asset Quality and Concentration- Advances, Investment securities, and Mortgage loans in this MD&A. Also see Notes 5 and 6 to the audited financial statements accompanying this report.
External rating information of the held-to-maturity portfolio was as follows. (Carrying values; in thousands):
Table 4.4: External Rating of the Held-to-Maturity Portfolio

	December 31, 2010
					Below
					Investment
	AAA-rated	AA-rated	A-rated	BBB-rated	Grade	Total

Long-term securities
Mortgage-backed securities	$6,463,552	$266,567	$87,796	$17,446	$155,222	$6,990,583
State and local housing finance agency obligations	71,461	631,943	—	67,205	—	770,609

Total Long-term securities	$6,535,013	$898,510	$87,796	$84,651	$155,222	$7,761,192

	December 31, 2009
					Below
					Investment
	AAA-rated	AA-rated	A-rated	BBB-rated	Grade	Total

Long-term securities
Mortgage-backed securities	$9,205,018	$299,314	$65,921	$31,261	$166,017	$9,767,531
State and local housing finance agency obligations	72,992	601,109	21,430	56,220	—	751,751

Total Long-term securities	$9,278,010	$900,423	$87,351	$87,481	$166,017	$10,519,282

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):
Table 4.5: External Rating of the Available-for-Sale Portfolio

	December 31, 2010
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities [1]	$3,980,135	$—	$—	$—	$—	$3,980,135
Other — Grantor trusts	—	—	—	—	9,947	9,947

Total	$3,980,135	$—	$—	$—	$9,947	$3,990,082

	December 31, 2009
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities [1]	$2,240,564	$—	$—	$—	$—	$2,240,564
Other — Grantor trusts	—	—	—	—	12,589	12,589

Total	$2,240,564	$—	$—	$—	$12,589	$2,253,153

[1]	GSE and U.S. Obligations
Weighted average rates — Mortgage-backed securities (HTM and AFS)
The following table summarizes weighted average rates and amounts by contractual maturities. A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):
Table 4.6: Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	December 31, 2010		December 31, 2009
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$—	—%	$—	—%
Due after one year through five years	1,730	6.25	2,663	6.25
Due after five years through ten years	1,374,456	4.36	1,140,153	4.78
Due after ten years	9,664,231	2.57	10,977,950	3.21

Total mortgage-backed securities	$11,040,417	2.79%	$12,120,766	3.36%

Credit Impairment analysis (Other-than-temporary Impairment — OTTI)
Management evaluates its investments for OTTI on a quarterly basis, under amended OTTI guidance issued in the prior year first quarter by the Financial Accounting Standards Board (“FASB”). This amended OTTI guidance, which the FHLBNY early adopted in the 2009 first quarter, results in only the credit portion of OTTI securities being recognized in earnings. The non-credit portion of OTTI, which represent fair value losses of OTTI securities, is recognized in AOCI. Prior to the adoption of the amended guidance, if an impairment was determined to be other-than-temporary, the impairment loss recognized in earnings was equal to the entire difference between the security’s amortized cost basis and its fair value. The FHLBNY had not determined any security as impaired prior to 2009. Beginning with the quarter ended September 30, 2009, at each subsequent quarter, the FHLBNY performed its OTTI analysis by cash flow testing 100 percent of it private-label MBS. Prior to September 30, 2009, the FHLBNY’s methodology was to analyze all of its private-label MBS to isolate securities that were considered to be at risk of OTTI and to perform cash flow analysis on those securities.
In 2010, the OTTI charge to income was $8.3 million compared to $20.8 million in 2009. The OTTI charges were primarily as a result of additional credit losses recognized on previously impaired private-label mortgage-backed securities because of further deterioration in the performance parameters of the securities. The non-credit portion of OTTI recorded in AOCI was not significant primarily because the market values of the securities were generally in excess of their recorded carrying values and no additional significant non-credit losses were identified. In 2009, the non-credit portion of OTTI recorded in AOCI was $120.1 million.
The FHLBNY makes quarterly cash flow assessments of the expected credit performance of its entire portfolio of private-label MBS. Almost all OTTI securities are insured by bond insurers, Ambac and MBIA, but the Bank’s analysis of the two bond insurers concluded that future credit losses due to projected collateral shortfalls of the insured securities would not be fully supported by the bond insurers. For more information about impairment methodology and bond insurer analysis, see Note 1 — Significant Accounting Policies and Estimates and Note 5 — Held-to-Maturity Securities.
Based on detailed cash flow credit analysis on a security level at December 31, 2010, the Bank has concluded the gross unrealized losses for the remainder of the Bank’s investment securities (other than the four securities credit impaired) were primarily caused by interest rate changes, credit spread widening and reduced liquidity, and the securities were temporarily impaired as defined under the new guidance for recognition and presentation of other-than-temporary impairment.

Adverse Case Scenario
The FHLBNY evaluated its credit impaired private-label MBS under a base case (or best estimate) scenario, and also performed a cash flow analysis for each of those securities under more adverse external assumptions that forecasted a larger home price decline and a slower rate of housing price recovery. The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the Bank’s future results, market conditions or the actual performance of these securities.
The results of the adverse case scenario are presented below alongside the FHLBNY’s expected outcome for the credit impaired securities (the base case) (in thousands):
Table 4.7: Base and Adverse Case Stress Scenarios

	December 31, 2010
	Actual Results — Base Case Scenario		Pro-forma Results — Adverse Case Scenario
		OTTI Related to Credit		OTTI Related to Credit
	UPB	Loss	UPB	Loss

RMBS Prime	$16,477	$(176)	$16,477	$(272)
Alt-A	—	—	—	—
HEL Subprime	17,641	(409)	17,641	(421)

Total	$34,118	$(585)	$34,118	$(693)

In the adverse case scenario, expected losses are not significantly greater than those assessed and recorded at December 31, 2010 under the base case expected loss scenario.
Fair values of investment securities
The Bank requests prices for all mortgage-backed securities from four specified third-party vendors, and, depending on the number of prices received for each security, selected a median or average price as defined by the methodology. If four prices are received by the FHLBNY from the pricing vendors, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to additional validation. To compute fair values at December 31, 2010, four vendor prices were received for substantially all of the FHLBNY’s MBS holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supported the FHLBNY’s conclusion that the final computed prices were reasonable estimates of fair value.
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
For a comparison of carrying values and fair values of mortgage-backed securities, see Notes 5 and 6 to the audited financial statements accompanying this report.
In the Statement of Conditions in this Form 10K, the carrying values of certain HTM securities determined to be OTTI were written down to $15.8 million, their fair values, which were classified as Level 3 financial instruments within the fair value hierarchy. This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the impaired securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities.
For more information about the corroboration and other analytical procedures performed by the FHLBNY, see Note 1 — Significant Accounting Policies and Estimates, and Note 19 — Fair Values of Financial Instruments to the audited financial statements accompanying this report. Examples of securities priced under such a valuation technique, which are classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined in the accounting standards for fair value measurements and disclosures, include GSE issued collateralized mortgage obligations and money market funds.

Short-term investments
The FHLBNY typically maintains substantial investments in high quality, short- and intermediate-term financial instruments-such as certificates of deposit, as well as overnight and term Federal funds sold to highly rated financial institutions. These investments provide the liquidity necessary to meet members’ credit needs. Short-term investments also provide a flexible means of implementing the asset/liability management decisions to increase liquidity. The Bank invests in certificates of deposit with maturities not exceeding 270 days and issued by major financial institutions. Certificates of deposit are recorded at amortized cost basis and designated as held-to-maturity investment. No certificates of deposit were outstanding at December 31, 2010 or 2009.
Federal funds sold — Historically, the FHLBNY has been a provider of Federal funds to its members, allowing the FHLBNY to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands. For more information, see Tables 4.1 — 4.7.
Cash collateral pledged — Cash deposited by the FHLBNY as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition. The FHLBNY generally executes derivatives with major financial institutions and typically enters into bilateral collateral agreements. When the FHLBNY’s derivatives are in a net unrealized loss position, as a liability from the FHLBNY’s perspective, counterparties are exposed and the FHLBNY would be called upon to pledge cash collateral to mitigate the counterparties’ credit exposure. Collateral agreements include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed upon thresholds. At December 31, 2010 and 2009, the Bank had deposited $2.7 billion and $2.2 billion in interest-earning cash as pledged collateral to derivative counterparties. Typically, such cash deposit pledges earn interest at the overnight Federal funds rate. For more information, see Tables 8.1 — 8.6.
Mortgage Loans Held-for-Portfolio
At December 31, 2010 and 2009, the portfolio of mortgage loans was comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”) and Community Mortgage Asset loans (“CMA”). More details about the MPF program can be found in Mortgage Partnership Finance Program under the caption Acquired Member Assets Program in this MD&A. In the CMA program, the FHLBNY holds participation interests in residential and community development mortgage loans. Acquisition of participations under the CMA program was suspended indefinitely in November 2001 and the loans were performing under their contractual terms. The remaining investment in this program was not significant.
MPF Program — Paydowns slightly outpaced acquisitions in 2010. The FHLBNY does not expect the MPF loans to increase substantially, and the Bank provides this product to its members as another alternative for them to sell their mortgage production.
For more information see Note 8 to the audited financial statements accompanying this report. Also see, section titled “Asset Quality and Concentration” in this MD&A.
Mortgage loans by loan type
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):
Table 5.1: Mortgage Loans by Loan Type

	December 31, 2010		December 31, 2009
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Real Estate:
Fixed medium-term single-family mortgages	$342,081	27.05%	$388,072	29.43%
Fixed long-term single-family mortgages	918,741	72.65	926,856	70.27
Multi-family mortgages	3,799	0.30	3,908	0.30

Total par value	1,264,621	100.00%	1,318,836	100.00%

Unamortized premiums	11,333		9,095
Unamortized discounts	(4,357)		(5,425)
Basis adjustment [1]	(33)		(461)

Total mortgage loans held-for-portfolio	1,271,564		1,322,045
Allowance for credit losses	(5,760)		(4,498)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,265,804		$1,317,547

[1]	Represents fair value basis of open and closed delivery commitments.

Mortgage loans — Conventional and insured loans.
The following classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):
Table 5.2: Mortgage Loans — Conventional and Insured Loans

	December 31,
	2010	2009

Federal Housing Administration and Veteran Administration insured loans	$5,610	$5,975
Conventional loans	1,255,212	1,308,953
Others	3,799	3,908

Total par value	$1,264,621	$1,318,836

Mortgage Loans — Credit Losses
Roll-forward of the allowance for credit losses was as follows (in thousands):
Table 5.3: Mortgage Loans — Allowance for Credit Losses

	Years ended December 31,
	2010	2009	2008

Beginning balance	$4,498	$1,406	$633
Charge-offs	(223)	(16)	—
Recoveries	76	—	—
Provision for credit losses on mortgage loans	1,409	3,108	773

Ending balance	$5,760	$4,498	$1,406

For more information about impairment methodologies and impairment analysis, see Note 1 Significant Accounting Policies and Estimates and Note 8 Mortgage Loans Held-for-Portfolio in the audited financial statements accompanying this MD&A.
Deposit Liabilities
Deposit liabilities comprised of member deposits and, from time to time, may also include unsecured overnight borrowings from other FHLBanks.
Member deposits — The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature, with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Deposits at December 31, 2010 stood at $2.4 billion, slightly below the balances at December 31, 2009. The Bank may accept deposits from governmental and semi-governmental institutions in addition to member deposit. Fluctuations in member deposits have little impact on the Bank and are not a significant source of liquidity for the Bank.
Borrowings from other FHLBanks — The Bank borrows from other FHLBanks, generally for a period of one day and at market terms. There were no significant borrowings in 2010, and no amounts were outstanding at December 31, 2010 and 2009.
Debt Financing Activity and Consolidated Obligations
Consolidated obligations, which consist of consolidated bonds and consolidated discount notes, are the joint and several obligations of the FHLBanks and are the principal funding source for the FHLBNY’s operations. Discount notes are consolidated obligations with maturities of up to 365 days, and consolidated bonds have maturities of one year or longer. Member deposits, capital, and to a lesser extent borrowings from other FHLBanks, are also funding sources.
Consolidated Obligation Liabilities
The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency. Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates, and other terms available for consolidated obligations in the market place. Although the FHLBNY is primarily liable for its portion of consolidated obligations (i.e. those issued on its behalf), the FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. The FHLBanks, including the FHLBNY, have emphasized diversification of funding sources and channels as the need for funding from the capital markets has grown.
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
The FHLBanks also issue global consolidated obligation bonds. Effective in January 2009, a debt issuance process was implemented by the FHLBanks and the Office of Finance to provide a scheduled monthly issuance of global bullet consolidated obligation bonds. As part of this process, management from each of the FHLBanks will determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s capital to total system capital. If the FHLBanks’ commitments exceed the minimum debt issue size, the proceeds are allocated based on relative capital of the FHLBanks’ with the allocation limited to the lesser of the allocation amount or actual commitment amount. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. The FHLBanks can, however, pass on any scheduled calendar slot and not issue any global bullet consolidated obligation bonds upon agreement of eight of the 12 FHLBanks.
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
Highlights — Debt issuance and funding management
The FHLBNY’s consolidated obligations outstanding has contracted at December 31, 2010 from December 31, 2009, in part due to the contraction of the Bank’s advance business, and in part due to reduction in overall funding requirements, as the Bank has also been cautious about increasing its investment portfolios. However, the primary source of funds for the FHLBNY continued to be through issuance of consolidated bonds and discount notes. Reported amounts of consolidated obligations outstanding, comprising of bonds and discount notes, at December 31, 2010 and December 31, 2009, were $91.1 billion and $104.8 billion, and funded 90.9% and 91.6% of Total assets at those dates. These financing ratios have remained substantially unchanged over the years at around 90 percent, indicative of the stable funding strategy pursued by the FHLBNY. Fixed-rate non-callable debt remains the largest component of consolidated obligation debt. In early 2010, in response to market conditions for FHLBank debt, the FHLBNY shifted its funding strategy, reducing its issuance of discount notes while increasing the utilization of callable debt. In the second quarter, as market pricing of discount notes became relatively more attractive, the FHLBNY increased issuance of discount notes to replace callable bonds that had been called or had naturally matured. In the third quarter, as discount note pricing and spreads became less attractive, issuances of discount notes declined. In the 2010 fourth quarter, spreads improved, yields stabilized and discount note issuances became an attractive alternative to the issuance of short-term, callable bonds.
Market trends for FHLBank bonds and discount notes and tactical changes in funding mix
While key investors from Asia had reduced acquisitions of FHLBank debt and limited their participation in debt issuances in 2009, in 2010, there are now encouraging signs of the return of central banks from Asia to FHLBank debt issuances and increased participation in the debt offerings. In 2010, central banks in the Americas have also been strong buyers of “Global” FHLBank bonds. The most active issues were the 3-year and 2-year new issue Global bullets. The cost of long-term debt issuance has continued to be under pressure in 2010.

FHLBank consolidated obligation bonds
The general market conditions in the bond markets has been uneven in 2010 and has also impacted FHLBank issued consolidated obligation bonds. The 3-month LIBOR has also been uneven in 2010 and that too has impacted the FHLBanks’ issuance strategies since much of the bonds are swapped to LIBOR indexed floating interest rate, and the low LIBOR rate tends to narrow spreads to LIBOR and to compress the FHLBanks’ margins.
2010 first quarter — Several government support programs, including the Federal Reserve’s Agency debt program, expired during the 2010 first quarter. With the absence of Fed purchasing GSE debt, spreads deteriorated, with March 2010 witnessing the lowest weighted-average monthly bond pricing spreads since February 2009. At the same time, compression of swapped funding levels of FHLBank consolidated bonds to LIBOR had effectively driven up the cost of funding for the FHLBank debt, as much of FHLBank fixed-rate debt is swapped back to LIBOR.
2010 second quarter — Several factors helped improve the pricing of the FHLBank debt. First, the 3-month LIBOR index had risen to 53 basis points, from around 25 basis points at March 31, 2010. That brought some relief to the FHLBank debt spreads (to LIBOR). Second, a decline in the availability of competing GSE issued debt in the 2010 second quarter also helped to improve funding costs of FHLBank debt. Lastly, the credit concerns in Europe heightened credit risk about sovereign debt and inter-bank lending, resulting in a flight to quality to FHLBank short-term debt. By the close of the 2010 second quarter, debt costs had improved for almost all short-term FHLBank debt. Cost of bullet bonds (non-callable, non-amortizing) was more favorable for all maturities with the exception of longer-term maturities. Investor demand had been particularly strong for bullets with maturities of less than 15 months. Cost of callable bonds improved on a swapped out basis to 3-month LIBOR in parallel with the 3-month LIBOR rising to 53 basis points. Cost of callable step-up bonds also improved and investor interest warmed as the structure can be used as an effective hedge by investors in a rising rate environment. Some investors also saw opportunities in investing in step-up bonds on the assumption that the step-up callable bond would be called on the first call date and the investor would benefit from the higher yield on the step-up bond relative to alternative short-term investment. Investor demand for floating-rate FHLBank bonds was weak and volume was down.
2010 third quarter — Shrinking FHLBanks’ balance sheets and the resulting lower volume of debt issuances adversely compressed spreads. Evidence of a slowing economy had caused yields to fall for potential investors, who were, for the most part, cash rich. At the same time, callable bond redemptions were on the rise in a low interest rate environment, and that too added to investor’s liquidity. All of these factors drove investors to seek out ways to reinvest, driving intermediate-term callable bond spreads even tighter. As a result of these factors, investor demand had shifted towards the shorter lockout (3-months or shorter) short-maturity callable bonds, also on the assumption that the callable bonds would be called on the first call date and investors would benefit from higher yield on the callable bond. Bullet bond issuances have declined for the same reason — investor perception of relatively low yields.
2010 fourth quarter — In the very low interest rate environment where short-term rates have hit new lows, investors showed renewed interest in short-term callable bonds. With a callable bond, investors can enhance yield by selling options and buying the FHLBank bonds, including step-up callable bonds. The demand was for the shorter lockout callable bonds with Bermudan (quarterly) style calls versus European (one-time) option. With a short-lockout, investor expectation is that the bond will be called at the first exercise date, and investor would benefit from a “yield pickup” over an equivalent tenor short-term investment. In the 2010 fourth quarter, the FHLBNY increased its issuances of short-term, short lock-out callable bonds.
The outlook for the issuances of longer-term debt is still uncertain. It remains uneconomical for the FHLBanks to issue longer-term debt. Yields demanded by investors for longer-term FHLBank debt and spreads between 3-month LIBOR and FHLBank long-term debt yield have remained at levels that make it expensive for the FHLBNY to issue term debt and offer longer-term advances to members, even if there was sufficient investor demand for such debt.
FHLBank consolidated obligation discount notes
The FHLBNY’s issuances of FHLBank discount notes have also been uneven because of changing market conditions.
2010 first quarter — In 2009, the U.S. money market funds had become key drivers of the increased demand for FHLBank discount notes. That changed in the 2010 first quarter as money market funds experienced a steady outflow of funds, limiting additional demand for discount notes longer than 2-months. With credit markets returning to normalcy in early 2010, money market fund balances declined, demand for discount notes declined, resulting in lower volumes of issuances of discount notes in the 2010 first quarter.
2010 second quarter — Relief was in sight for the FHLBank discount notes with the amendments to SEC’s Rule 2a-7, effective May 28, 2010, that tightened the credit restrictions on money market funds, who are required to purchase a greater percentage of “first tier” securities. This benefited FHLBank issued discount notes due to the triple A rating ascribed to the debt. The FHLBank discount notes also benefited as money market funds actively purchased discount notes out to 60 days, since these maturities are categorized as weekly liquid assets under the revised Rule 2a-7. The combination of the liquidity and maturity requirements, coupled with limits on second tier securities, had a favorable impact on pricing levels in the short end of the FHLBank discount note curve. Pricing along the longer end of the discount note curve had also improved. Investors sought out the high credit quality of FHLBank discount notes because of heightened inter-bank counterparty credit risk in light of European sovereign concerns. The cost of discount notes in June 2010 was lower for the length of the discount note curve, relative to equivalent term LIBOR, a key benchmark for the FHLBanks.

2010 third quarter — The 3-month LIBOR declined to levels in the first quarter. Since the FHLBank discount note is offered at yields below the equivalent LIBOR, declining rates tend to compress the spread to LIBOR and typically results in adverse pricing for the FHLBank debt. Further declines in short-term yields would have created further erosion of discount note spreads to LIBOR, but that yield volatility was stabilized by the FRB’s action to ensure support for Treasury bills by weekly auction of bills, just sufficient to meet maturing bills. That action stabilized Treasury bill supply, stabilized Repo yields, and prevented further discount note spread erosion.
2010 fourth quarter — In the 2010 fourth quarter, as discount note yields stabilized and spreads to LIBOR improved, the FHLBNY increased its issuances of discount notes.
Debt extinguishment — The following table summarizes debt transferred to or from another FHLBank and debt retired by the FHLBNY (in thousands):
Table 6.1: Transferred and Retired Debt

	December 31,
	2010*	2009*
Debt transferred to another FHLBank	$—	$—

Debt transferred from another FHLBank	$193,925	$—

Debt extinguished	$300,500	$500,000

*	Par value
In 2010 and 2009 debt transfer and retirement resulted in a charge to Net income of $2.1 million and $69.5 thousand. Debt extinguished was from an unrelated financial institution. There was no debt transfer or retirement in 2008.
Consolidated obligation bonds
The following summarizes types of bonds issued and outstanding (dollars in thousands):
Table 6.2: Consolidated Obligation Bonds by Type

	December 31, 2010		December 31, 2009
		Percentage of		Percentage of
	Amount	Total	Amount	Total

Fixed-rate, non-callable	$43,307,980	61.01%	$48,647,625	66.31%
Fixed-rate, callable	8,821,000	12.43	8,374,800	11.42
Step Up, non-callable	—	—	53,000	0.07
Step Up, callable	2,725,000	3.84	3,305,000	4.51
Single-index floating rate	16,128,000	22.72	12,977,500	17.69

Total par value	70,981,980	100.00%	73,357,925	100.00%

Bond premiums	163,830		112,866
Bond discounts	(31,740)		(33,852)
Fair value basis adjustments	622,593		572,537
Fair value basis adjustments on terminated hedges	501		2,761
Fair value option valuation adjustments and accrued interest	5,463		(4,259)

Total bonds	$71,742,627		$74,007,978

FHLBNY — Tactical changes in the funding mix
In 2010, the FHLBNY issued fixed-rate and floating-rate bonds, and discount notes in a mix of issuances to achieve its asset/liability management goals and to be responsive to the changing market dynamics. The issuance of bonds has been the primary financing vehicle for the Bank, although the use of term and overnight discount notes remains vital sources of funding because of the ease of issuance of discount notes as a flexible funding tool for day-to-day operations.
The 3-month LIBOR index is a vital indicator as the FHLBNY attempts to execute interest rate swaps to synthetically convert fixed-rate cash flows to sub-LIBOR cash flows, earning the FHLBNY a spread. In addition, the use of interest rate swaps effectively changes the repricing characteristics of a significant portion of the FHLBNY’s fixed-rate advances and consolidated obligation debt to match shorter-term LIBOR rates that reprice at intervals of three-months or less. When the Bank executes an interest rate swap to change the fixed payments on its debt to a LIBOR rate, it results in the recognition of the spread (between the fixed payments and the LIBOR cash receipts) as the FHLBNY’s effective funding cost. Consequently, the current level of spread between the 3-month LIBOR rate and the swap rate for a fixed-rate FHLBank debt has an impact on the FHLBNY’s profitability. Also, the change in the absolute level of the index tends to impact the sub-LIBOR spread, which in turn impacts interest margin and profitability.
In mid 2010, the Fed’s action to support Treasury bills by issuing enough Treasury bills each week to replace maturing bills, stabilized yield volatility. Without this action, yields may have collapsed to near-zero for bills and would have also made the FHLBank discount notes unattractive to investors. The Fed’s intervention reduced yield volatility for bills and FHLB discount notes. In the 2010 fourth quarter, the U.S. Treasury and the Federal Reserve purchases of bonds also brought some relief for investors seeking improved yields, and higher Treasury yields drove swap spreads wider, resulting in some improvements in the cost of FHLBank short-term bullet bonds and discount notes. As discount note yields stabilized in the 2010 fourth quarter, spreads to LIBOR improved, and the FHLBNY increased its issuances of discount notes. In the low interest rate environment where short-term rates had hit new lows, investors showed renewed interest in short-term callable bonds, because with a callable bond, investors can enhance yield by selling options and buying the FHLBank bonds, including step-up callable bonds. The demand was for the shorter lockout callable bonds with Bermudan (quarterly) style calls versus European (one-time) option. With a short-lockout option, investor expectation is that the bond will be called at the first exercise date, and the investor will benefit from a “yield pickup” over an equivalent tenor short-term investment, and due to increased investor demand, the FHLBNY also increased its issuances of short-term, short lock-out callable bonds in the 2010 fourth quarter.

In the 2010 third quarter, the 3-month LIBOR index declined to 29 basis points (at September 30, 2010), down from 53 basis points at June 30, 2010, causing adverse spread compression. In response to changing interest rate market conditions, the FHLBNY made tactical changes to its funding mix by reducing issuances of discount notes. As spreads compress, the bond becomes relatively expensive on a swapped-out basis for the FHLBNY. In response, the FHLBNY reduced issuance of discount notes, instead relying on floating-rate notes and bullet bonds to replace maturing discount notes.
In mid-2010 second quarter, the increase in the 3-month LIBOR had benefited the pricing of short- and intermediate-term FHLBank bonds as well as discount notes. The SEC’s money market rule also had a positive impact. In the 2010 second quarter, discount notes made a comeback with increased investor demand for the 60-day maturity notes as a result of the amendment to SEC’s Rule 2a-7 that impacted the money market industry, and resulted in improved pricing for FHLBank discount notes. Cost of funding on the long-end of the discount note curve also improved as investors shifted from bank certificates of deposit and other forms of debt to higher quality FHLBank debt because of sovereign and increased counterparty risk concerns in Europe. In response, the FHLBNY increased issuance of discount notes in June 2010, replacing significant amounts of called and maturing bonds with new issuances of discount notes.
In the 2010 first quarter, the very low LIBOR level provided very little opportunity for FHLBank bonds and discount notes to yield their historic sub-LIBOR spreads. As investor demand in the 2010 first quarter shifted away from discount notes to callable debt, the FHLBNY was opportunistic in pursuing the debt structure most in demand at a reasonable price consistent with the Bank’s asset/liability match. The Bank shifted its funding mix between bonds and discount notes, reducing its issuance of discount notes. The money-market sector, which had become a significant investor segment for FHLBank discount notes during much of the credit crisis, was seeking short-term investments that offered a higher rate of return. As a result, discount note pricing was adversely impacted, spreads to LIBOR narrowed, and as a funding tool, discount notes were no longer as attractive as they had been in the prior year. Spread deterioration affected not just FHLBank discounts notes but short-callable bonds as well, although not as significantly. Since December 31, 2009, the weighted-average bond funding costs deteriorated relative 3-month LIBOR and resulted in increased funding costs on debt swapped to 3-month LIBOR. While short-term callable bond spreads to LIBOR also worsened, the spread compression had been relatively small compared to other FHLBank debt structures. Callable bonds became an attractive funding alternative in the 2010 first quarter. Investor demand for short and medium-term callable bonds with call lockouts of 1-year or less was encouraging and the FHLBNY increased issuance of callable bonds. These structures tended to fill in as a substitute for discount notes. Swapped short-lockout callable bonds offered effective durations that could be as short as a term discount note. In the falling interest rate environment, the swap counterparty is likely to exercise its rights to terminate the swap at the first exercise opportunity, and the FHLBNY would also exercise its right and terminate the debt.
The principal tactical funding strategy changes employed in executing issuances of FHLBank bonds are outlined below:
•	Floating rate bonds — Floating-rate bonds had declined steadily through the four quarters in 2009 and in the first two quarter of 2010. In those periods, maturing floating-rate bonds in general were not replaced due to marketplace perception of a pricing advantage of comparable GSE issued LIBOR-indexed floaters. In the 2010 third quarter, the Bank added (net of maturities) $7.6 billion of floating-rate debt. As a result, floating-rate bonds outstanding at September 30, 2010 increased to $18.4 billion, up from $10.8 billion at June 30, 2010 and $13.0 billion at December 31, 2009. In the 2010 fourth quarter, maturing floating-rate bonds were not replaced and outstanding amounts declined to $16.1 billion at December 31, 2010. The outstanding floating-rate debt at December 31, 2010 consisted of debt indexed to the 1-month LIBOR, the Prime rate and the Federal funds effective rates. By executing interest rate swaps concurrently with the issuances of the floating-rate bonds and swapping the non 3-month LIBOR indices for 3-month LIBOR, the Bank effectively created variable funding that was indexed to 3-month LIBOR, at spreads more favorable than it could have achieved by issuing a simple 3-month LIBOR floating-rate bond.
•	Non-callable bonds — Non-callable bond remains the primary funding vehicle for the FHLBNY. Issuances of non-callable debt are predicated partly on pricing of such debt and investor demand, and partly on the need to achieve asset/liability management goals. The Bank has made a strong effort to issue fixed-rate longer-term debt and lock-in the relative low rates in the current interest-rate environment. This has been a challenge as investor appetite for term debt has continued to be lukewarm, given investor preference for discount notes, short-term bullets and short lock-out callable debt.
•	Callable-bonds — In 2010, investors were receptive to the FHLBank short lockout callable bonds with short maturities as an alternative to comparable debt available in the capital markets, and execution pricing fared relatively better even under deteriorating pricing conditions for other types of bond structures. Fixed-rate callable bonds with maturities up to 15 months and a short lockout call option have been the more popular FHLBank bond structure. Responding to investor preference, the FHLBNY issued short lockout callable bonds, with call dates as short as 3 months from issue date. Such debt structures offer an alternative at an attractive pricing to similar maturity discount notes. FHLBank longer-term fixed-rate callable-bonds have not been an attractive investment asset for investors over the last several years, and have continued to be under price pressure.
•	With a callable bond, the Bank purchases a call option from the investor and the option allows the Bank to terminate the bond at predetermined call dates at par. When the Bank purchases the call option from investors, it typically lowers the cost to the investor, who has traditionally been receptive to callable-bond yields offered by the FHLBNY.

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
The most significant element that impacts balance sheet reporting of debt is the recording of fair value basis and valuation adjustments. In addition, when callable bonds are hedged by cancellable swaps, the possibility of exercise of the call shortens the expected maturity of the bond. The impact of hedging debt on recorded interest expense is discussed in this MD&A under “Results of Operations”. Its impact as a risk management tool is discussed under ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
Fair value basis and valuation adjustments — The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged bonds. The Bank recorded net unrealized fair value basis losses of $0.6 billion as part of the carrying values of consolidated obligation bonds in the Statements of Condition at December 31, 2010 and December 31, 2009. Carrying values of bonds designated under the FVO are also adjusted for valuation adjustments to recognize changes in the full fair value of the bonds elected under the FVO. At December 31, 2010, the fair value basis recorded was in an unrealized loss position of $5.5 million. At December 31, 2009, the fair value basis was in an unrealized gain position of $4.3 million.
Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.

Hedge volume — The following table summarizes par amounts of bonds hedged (in thousands):
Table 6.3: Bonds Hedged

	Consolidated Obligations Bonds
	Years ended December 31,
Par Amount	2010	2009

Qualifying Hedges [1]
Fixed-rate bullet bonds	$27,610,830	$26,089,780
Fixed-rate callable bonds	5,905,000	6,785,000

	$33,515,830	$32,874,780

[1]	Under hedge accounting rules.
The following table summarizes par amounts of bonds under the FVO (in thousands):
Table 6.4: Bonds under the Fair Value Option (FVO)

	Consolidated Obligations Bonds
	Years ended December 31,
Par Amount	2010	2009

Bonds designated under FVO	$14,276,000	$6,040,000

The FHLBNY continued to hedge a significant percentage of its fixed-rate non-callable bonds (also referred to as bullet bonds) under hedge accounting rules. A declining percentage of callable bonds are being hedged under fair value accounting hedging strategies as the Bank’s current hedge accounting strategy is to hedge short lock-out callable bonds under the Fair Value Option, and alternative hedge accounting rule because of the ease of operational effectiveness.
Bonds hedged under the fair value hedge accounting rule are to mitigate the fair value risk from changes in the benchmark rate, and effectively converts the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR. The Bank’s callable bonds contain a call option purchased by the Bank from the investor. Generally, the call option terms mirror the call option terms embedded in a cancellable swap. Under the terms of the call option, the Bank has the right to terminate the bond at agreed upon dates, and the swap counterparty has the right to cancel the swap.
As stated previously, a greater percentage of bonds were hedged under the FVO. Under this accounting rule, the carrying values of debt (designated under the FVO) are adjusted for changes in the full fair values of the debt, not just for changes in the benchmark rate. Bonds designated under the FVO were economically hedged by interest rate swaps, as described below.
Economic hedges — If at inception of the hedges, the Bank did not believe that the hedges would be highly effective in offsetting fair value changes between the derivative and the debt (hedged item), the FHLBNY would account for the derivatives as freestanding (economic hedges). When derivatives are designated as an economic hedge of a debt, the Bank may designate the debt under the FVO if operationally practical, and the full fair values of both the derivative and debt would be marked through P&L. The recorded balance sheet value of debt under the FVO would include the fair value basis adjustments so that the debt’s balance sheet carrying values would be its fair value. In other instances, the Bank may decide that the operational cost of designating debt under the FVO (or fair value hedge accounting) is not operationally practical and would opt to hedge the debt on an economic basis to mitigate the economic risks. In this scenario, the balance sheet carrying value of the debt would not include fair value basis since the debt is recorded at amortized cost. All derivatives, however, are recorded in the balance sheets at fair value with changes in fair values recorded through P&L.
The following table summarizes the bonds that were economically hedged (in thousands):
Table 6.5: Economically Hedged Bonds

	Consolidated Obligations Bonds
	Years ended December 31,
Par Amount	2010	2009
Bonds designated as economically hedged
Floating-rate bonds	$8,928,000	$7,985,000
Fixed-rate bonds	115,000	13,113,000

	$9,043,000	$21,098,000

Floating-rate debt — Hedged floating-rate debt were indexed to interest rates other than 3-month LIBOR by entering into swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR. The hedge objective was to reduce the basis risk from any asymmetrical changes between 3-month LIBOR and the Prime, Fed effective, or the 1-month LIBOR rates. Such bonds were hedged by interest-rate swaps with mirror image terms and the swaps were designated a stand-alone derivatives because the operational cost of designating the swaps in a hedge qualifying relationship outweighed the benefits.
Fixed-rate debt — In 2009, the FHLBNY had economically hedged short lock-out callable bonds because in a volatile interest rate environment, the Bank’s preferred hedge accounting election could not be assured to be highly effective under hedge accounting standards, and bonds were hedged on an economic basis instead. In 2010, in a less volatile interest-rate environment, the FHLBNY was able to comply with the hedge effectiveness standards under accounting rules, and fewer fixed-rate bonds were designated as hedged on an economic basis.

Impact of changes in interest rate to the balance sheet carrying values of hedged bonds — The carrying amounts of consolidated obligation bonds included fair value basis losses of $0.6 billion at December 31, 2010 and 2009. Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the two measurement dates, and the value and implied volatility of call options of callable bonds.
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
Fair value losses were not significant because the hedged bonds were short- and medium-term on average, and their contractual coupons were not so different than the market interest rates at the balance sheet dates. For the same reason, the year-over-year net fair value basis losses of hedged bonds remained almost unchanged because the FHLBNY has continued to replace maturing and called short-term and medium-term hedged bonds with equivalent term bonds.
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
Table 6.6: Consolidated Obligation Bonds — Maturity or Next Call Date

	December 31, 2010		December 31, 2009
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Year of Maturity or next call date
Due or callable in one year or less	$40,228,200	56.67%	$50,481,350	68.82%
Due or callable after one year through two years	15,671,375	22.08	11,352,200	15.48
Due or callable after two years through three years	7,209,950	10.16	4,073,575	5.55
Due or callable after three years through four years	2,649,355	3.73	3,606,250	4.91
Due or callable after four years through five years	2,926,400	4.12	1,325,800	1.81
Due or callable after five years through six years	227,500	0.32	529,050	0.72
Thereafter	2,069,200	2.92	1,989,700	2.71

	70,981,980	100.00%	73,357,925	100.00%

Bond premiums	163,830		112,866
Bond discounts	(31,740)		(33,852)
Fair value basis adjustments	622,593		572,537
Fair value basis adjustments on terminated hedges	501		2,761
Fair value option valuation adjustments and accrued interest	5,463		(4,259)

	$71,742,627		$74,007,978

Contrasting consolidated obligation bonds by contractual maturity dates with potential put dates illustrates the impact of hedging on the effective duration of the Bank’s advances. A significant amount of the Bank’s debt has been issued to investors that are callable — the Bank has purchased from investors the option to terminate debt at agreed upon dates.
The volume of callable bonds outstanding in a declining interest rate environment will shorten the “expected” maturities of hedged bonds. The following table summarizes callable bonds outstanding (in thousands):
Table 6.7: Outstanding Callable Bonds

	December 31,
	2010*	2009*
Callable	$11,546,000	$11,679,800

No longer callable	$1,015,000	$93,000

Non-Callable	$58,420,980	$61,585,125

*	Par value
Typically, almost all callable debt is hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates. Because of the decline in the balance of callable bonds outstanding at December 31, 2010, the impact of call options was not a significant factor in the potential for shortening the duration of the bond to the first call exercise date. Based on potential call exercise date of the remaining callable bonds on pre-determined call dates, it was probable that some 78.8% of bonds outstanding at December 31, 2010 may get called or mature within two years, compared to 70.9% on a contractual maturity date basis. Call options are owned and exercisable by the Bank and are generally either a one-time option or quarterly. The Bank’s current practice is to exercise its option to call a bond when the swap counterparty exercises its option to call the callable swap hedging the callable bond.

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
The following summarizes discount notes issued and outstanding (dollars in thousands):
Table 6.8: Discount Notes Outstanding

	December 31,
	2010	2009

Par value	$19,394,503	$30,838,104

Amortized cost	$19,388,317	$30,827,639
Fair value option valuation adjustments	3,135	—

Total	$19,391,452	$30,827,639

Weighted average interest rate	0.16%	0.15%

Discount notes remained a popular funding vehicle for the FHLBNY. The efficiency of issuing discount notes is an important element in its use to alter funding tactics relatively rapidly, as discount notes can be issued any time and in a variety of amounts and maturities in contrast to other short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms.
The FHLBNY had used discount notes extensively in 2009 when spreads were favorable and their use was one source of the funding advantage in 2009. That advantage did not persist for long as the market corrected itself. In 2010, investor demand for discount notes declined relative to 2009. The money-market sector, which had become a significant investor segment for FHLBank discount notes during much of the credit crisis, was now seeking short-term investments that offered a higher rate of return. The prevailing low interest rate environment in 2010 also adversely impacted discount note spreads to LIBOR, and as a funding tool, discount notes were no longer as attractive as they had been in 2009. The narrowing of discount note spreads to LIBOR had adversely impacted FHLBNY’s interest margins.
Yields of short-term instruments such as Treasury bills and the FHLBank discount notes were being adversely impacted in the very low interest rate environment in part by the volatility of their yields. The intervention by the Federal Reserve Board to stabilize the short-term yields in a declining interest rate environment, which helped restore the stability of Treasury bills, also stabilized the FHLBank discount note yields. In the 2010 fourth quarter, as discount note yields stabilized and spreads to LIBOR improved, the FHLBNY increased its issuances of discount notes, relative to previous quarters in 2010 but significantly down from December 31, 2009.
In large part, the FHLBNY has stopped the issuance of overnight discount notes, in part because of shortage of a ready source of a risk-free overnight asset to fund profitably, in part as a result of worsening pricing of overnight discount notes, and in part because the FHLBNY has determined that term discount notes would better match its regulatory liquidity profile.
Economic hedges of discount notes — The following table summarizes economic hedges of discount notes (in thousands):
Table 6.9: Hedges of Discount Notes

	Consolidated Obligations Discount Notes
	Years ended December 31,
Principal Amount	2010	2009
Discount notes hedged under qualifying hedge	$—	$—

Discount notes economically hedged	$—	$3,783,874

Discount notes under FVO	$953,202	$—

As of December 31, 2010 and 2009, no discount notes were hedged under the accounting standards for derivatives and hedging. The Bank generally hedges discount notes in economic hedges to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to LIBOR. At December 31, 2010, the discount notes outstanding and designated under the FVO were $953.2 million. The discount notes were economically hedged by interest rate swaps to mitigate fair value risk due to changes in their fair values. There were no discount notes designated under the FVO at December 31, 2009.

Rating Actions With Respect to the FHLBNY are outlined below:
Table 6.10: FHLBNY Ratings
Short-Term Ratings:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Short-Term Outlook		Rating
2010	June 17, 2010 — Affirmed	P-1	July 21, 2010	Short-Term rating affirmed	A-1+

2009	June 19, 2009 — Affirmed	P-1	July 13, 2009	Short-Term rating affirmed	A-1+
	February 2, 2009 — Affirmed	P-1

2008	October 29, 2008 — Affirmed	P-1	June 16, 2008	Short-Term rating affirmed	A-1+
	April 17, 2008 — Affirmed	P-1
Long-Term Ratings:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Long-Term Outlook			Rating
2010	June 17, 2010 — Affirmed	Aaa/Stable	July 21, 2010	Long-Term rating affirmed	outlook stable	AAA/Stable

2009	June 19, 2009 — Affirmed	Aaa/Stable	July 13, 2009	Long-Term rating affirmed	outlook stable	AAA/Stable
	February 2, 2009 — Affirmed	Aaa/Stable

2008	October 29, 2008 — Affirmed	Aaa/Stable	June 16, 2008	Long-Term rating affirmed	outlook stable	AAA/Stable
	April 17, 2008 — Affirmed	Aaa/Stable
Mandatorily Redeemable Capital Stock
The FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY subject to certain conditions. Such capital is considered to be mandatorily redeemable and a liability under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity. Dividends related to capital stock classified as mandatorily redeemable are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income. Mandatorily redeemable capital stock represented stock held primarily by former members who were no longer members by virtue of being acquired by members of other FHLBanks. Under existing practice, such stock will be repurchased when the stock is no longer required to support outstanding transactions with the FHLBNY.
The FHLBNY reclassifies the stock subject to redemption from equity to liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership.
At December 31, 2010 and 2009, the amounts of mandatorily redeemable capital stock classified as a liability stood at $63.2 million and $126.3 million. The Bank repurchased $111.4 million of mandatorily redeemable capital stock in 2010, $66.7 million in 2009 and $160.2 million in 2008. As non-member advances matured in their normal course, and were not replaced in compliance with Finance Agency rules, the Bank also repurchased the excess stock of the former members. For additional information see Note 12 to the audited financial statements accompanying this report.
Capital stock held by non-members will be repurchased at maturity of the advances borrowed by non-members. In accordance with Finance Agency regulations, non-members cannot renew their advance borrowings at maturity. Such capital is considered to be a liability and mandatorily redeemable and therefore subject to the provisions under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.
Under the provisions of the Bank’s Capital Plan, a notice of intent to withdraw from membership must be provided to the FHLBNY five years prior to the withdrawal date. At the end of such a five-year period, the FHLBNY will redeem the capital stock unless it is needed to meet any applicable minimum stock investment requirements. Under current practice, the FHLBNY redeems all stock in excess of that required to support outstanding advances. This redemption practice stock also applies to mandatorily redeemable stock held by former members in excess of amounts required to support advances outstanding to the former members. Unless prepaid, typically, mandatorily redeemable capital stock would remain outstanding as a liability until the stock is no longer required to support outstanding advances to the former member, which is generally at maturity of the advance.
Expected redemption — Total outstanding capital stock considered as mandatorily redeemable at December 31, 2010 and 2009 was $63.2 million and $126.3 million. If present practice of redeeming excess stock continues, the Bank expects $27.9 million to be redeemed in 2011, $17.0 million between 2012 and 2013, and the remaining $18.3 million beginning in 2014 and thereafter, in step with the expected maturities of advances outstanding to non-members. See Note 12 to the audited financial statements accompanying this report for more information.
Prepayment of the advances may accelerate the redemption. Should the Bank modify its present practice of redeeming excess stock and exercise its rights under the Capital Plan, the redemption of non-member stock may take up to five years from the date the member became a non-member. For additional discussions about redemption rights of members and non-members, and interest paid on capital stock deemed to be mandatorily redeemable, see Notes 1, 12 and 14 to the audited financial statements accompanying this report.

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
At December 31, 2010, total capital stock $100 par value, putable and issued and held by members was 45,290,000 shares, compared to 50,590,000 shares at December 31, 2009. Members are required to purchase FHLBNY stock in proportion to the volume of advances borrowed. Decrease in capital stock is in line with the decrease in advances borrowed by members.
Capital Structure
The Finance Agency established risk-based and leverage capital requirements for the 12 FHLBanks, including the FHLBNY. The rules also described the different classes of stock that the FHLBNY may issue, along with the rights and preferences that are associated with each class of stock. The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) allows for the FHLBNY to have two classes of stock. Each class may have sub-classes. Under the GLB Act, membership is voluntary for all members. Members that withdraw from the FHLBNY may not reapply for membership of any FHLBank for five years from the date of withdrawal. Membership without interruption between two FHLBanks is not considered to be a termination of membership for this purpose.
The FHLBNY offers two classes of Class B capital stock. The FHLBNY’s capital stock consists of membership stock and activity-based stock. From time to time, the FHLBNY may issue or repurchase capital stock with new members, current members, or under certain circumstances with former members (or their successors as necessary) to allow the FHLBNY to satisfy the minimum capital requirements established by the GLB Act. Class B1 stock is issued to meet membership stock purchase requirements. Class B2 stock is issued to meet activity-based requirements. The FHLBNY requires member institutions to maintain Class B1 stock based on a percentage of the member’s mortgage-related assets and Class B2 stock-based on a percentage of advances and acquired member assets outstanding with the FHLBNY and certain commitments outstanding with the FHLBNY. Class B1 and Class B2 stockholders have the same voting rights and dividend rates.
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
Class B1 stock — In addition, each member is required to purchase activity-based stock in proportion to the volume of certain transactions between the member and the FHLBNY. Activity-based stock is equal to the sum of a specified percentage (between 4.0% and 5.0%) multiplied by the outstanding principal balance of advances and the outstanding principal balance of MPF loans. Under the current regulations, which became effective on December 1, 2005, the specified percentage is 4.5% for both advances and MPF loans, with the provision that the specific requirements for MPF loans are effective for transactions entered into after December 1, 2005, the date when the existing Capital Plan went into effect.
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
The Finance Agency has confirmed that mandatorily redeemable shares of its capital stock will not be included in (a) the definition of total capital for purposes of determining the FHLBank’s compliance with Finance Agency regulatory capital requirements, (b) calculating its mortgage securities investment authority (300 percent of total capital), (c) calculating its unsecured credit exposure to other Government Sponsored Enterprises (100 percent of total capital), or (d) calculating its unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).

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
The total capital ratio is the ratio of the FHLBNY’s total capital to its total assets. Total capital is the sum of: (1) capital stock; (2) retained earnings; (3) the general allowance for losses (if any); and (4) such other amounts (if any) that the Finance Agency may decide are appropriate to include. Finance Agency regulations require that the FHLBNY maintain a minimum total capital ratio of 4.0%.
The leverage ratio is the weighted ratio of total capital to total assets. For purposes of determining this weighted average ratio, total capital is computed by multiplying the FHLBNY’s permanent capital by 1.5 and adding to this product all other components of total capital. Finance Agency regulations require that the FHLBNY maintain a minimum leverage ratio of 5.0%.
As of August 4, 2009, the Director of the Finance Agency established criteria for each of the following capital classifications, based on the amount and type of capital held by an FHLBank: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. This regulation defined critical capital levels for the FHLBanks, established the criteria for each of the capital classifications identified in the Housing Act and implemented the Finance Agency’s prompt correction action authority over the FHLBanks. On July 20, 2009, the Finance Agency published Advisory Bulletin 2009-AB-01, which identified preliminary FHLBank capital classifications as a form of supervisory correspondence that should be treated by an FHLBank as unpublished information. Under this Advisory Bulletin, preliminary FHLBank capital classifications should be publicly disclosed only if the information is material to that FHLBank’s financial condition and business operations, provided that the disclosure is limited to a recital of the factual content of the unpublished information. (See Note 14 to the audited financial statements accompanying this report for the FHLBNY’s compliance with risk based capital rules).
The FHLBNY met the “adequately capitalized” classification, which is the highest rating, under the Capital Rule. However, the Finance Agency has discretion to reclassify an FHLBank and to modify or add to the corrective action requirements for a particular capital classification.
Stockholders’ Capital, Retained earnings, and Dividend
The following table summarizes the components of Stockholders’ capital (in thousands):
Table 7.1: Stockholders’ Capital

	December 31,
	2010	2009
Capital Stock	$4,528,962	$5,058,956
Retained Earnings	712,091	688,874
Accumulated Other Comprehensive Income (Loss)	(96,684)	(144,539)

Total Capital	$5,144,369	$5,603,291

Stockholders’ Capital — Stockholders’ Capital comprised of capital stock, retained earnings and Accumulated other comprehensive income (loss), decreased by $458.9 million to $5.1 billion at December 31, 2010.
Capital stock — The decrease in capital stock was consistent with decreases in advances borrowed by members. Since members are required to purchase stock as a percentage of advances borrowed from the FHLBNY, a decline in advances will typically result in a decline in capital stock. In addition, under our present practice, stock in excess of the amount necessary to support advance activity is redeemed daily by the FHLBNY. Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings under existing regulations and Bank practices.
Retained earnings — Retained earnings grew marginally as the FHLBNY paid its member/stockholders a significant dividend payout. Net income in 2010 was $275.5 million, and dividends paid in 2010 totaled $252.3 million. Net income in 2009 was $570.8 million, and dividends paid totaled $264.7 million. For more information about the Bank’s retained earning policy, refer to the section Retained Earnings and Dividend in this report.
The following table summarizes the components of AOCI (in thousands):
Table 7.2: Accumulated other comprehensive income (loss) (“AOCI”)

	December 31,
	2010	2009

Accumulated other comprehensive income (loss)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	$(92,926)	$(110,570)
Net unrealized gain (loss) on available-for-sale securities	22,965	(3,409)
Hedging activities	(15,196)	(22,683)
Employee supplemental retirement plans	(11,527)	(7,877)

Total Accumulated other comprehensive income (loss)	$(96,684)	$(144,539)

The loss in AOCI declined because of significant improvement in the pricing of GSE issued mortgage-backed securities as unrealized losses from a year ago reversed entirely. No new non-credit OTTI losses on private-label securities of any significance were identified. In 2010, when additional OTTI losses were recorded on previously impaired securities, the non-credit component of OTTI was not significant, a recognition that fair values of certain of the Bank’s private-label securities have held their ground and market pricing were higher than the carrying values of the OTTI securities. The net decline in the non-credit component of OTTI was also due to accretion recorded as a reduction in AOCI losses and a corresponding addition to the balance sheet carrying values of the OTTI securities. Cash flow hedging losses recorded in AOCI declined as (1) no significant additional hedge losses were recognized in 2010 and, (2) Recorded losses were reclassified to interest expense in the current year as an adjustment to yield of hedged bond. The balance of losses from cash flow hedges will continue to be reclassified in future periods as an expense over the terms of the hedged bonds as a yield adjustment to the fixed coupons of the debt, and the loss in AOCI will continue to decline unless additional losses from cash flow hedges are recognized in AOCI. Minimum additional actuarially determined pension liabilities were recognized for the Bank’s supplemental pension plans.
Restricted retained earnings — On February 28, 2011, the FHLBNY entered into a Joint Capital Enhancement Agreement (the Agreement) with the other eleven FHLBanks to allocate 20 percent of its Net income (after setting aside funds for the Affordable Housing Program) to restricted retained earnings. The Agreement essentially requires each FHLBank to allocate approximately the same amount from Net income as was historically paid to REFCORP. The FHLBanks’ REFCORP obligations are expected to be fully satisfied in 2011. Currently, each FHLBank is required to contribute 20 percent of its Net income towards payment of interest on REFCORP bonds (after setting aside AHP assessments).
Under the Agreement, each FHLBank will continue to allocate from Net income to restricted retained earnings up to a minimum of one percent of consolidated obligations for which the FHLBank is the primary obligor. Allocation will begin in the 2011 calendar quarter in which the REFCORP obligations are fully satisfied.
The FHLBNY will submit an application to the Finance Agency for approval to amend its capital plan consistent with the terms of the Agreement.
The Agreement includes provisions that would (1) allow the use of restricted retained earnings if an FHLBank incurs a quarterly or annual net loss, (2) allow the release of restricted retained earnings in the event of a decline in amount of consolidated obligations with certain restriction, and (3) disallow the payments of dividends from restricted retained earnings.
The Agreement can be voluntarily terminated by an affirmative vote of two-thirds of the Boards of Directors of the FHLBanks; or automatically, if a change in the Act, Finance Agency regulations, or other applicable law creates an alternate form of taxation or mandatory level of retained earnings.
Dividend — As a cooperative, the FHLBNY seeks to maintain a balance between its public policy mission of providing low-cost funds to its members and providing its members with adequate returns on their capital invested in FHLBNY stock. The FHLBNY also has to balance its mission with a goal to strengthen its financial position through an increase in the level of retained earnings. The FHLBNY’s dividend policy takes both factors into consideration — the need to enhance retained earnings and the need to provide low-cost advances, while reasonably compensating members for the use of their capital. By Finance Agency regulation, dividends may be paid out of current earnings or previously retained earnings. The FHLBNY may be restricted from paying dividends if it is not in compliance with any of its minimum capital requirements or if payment would cause the FHLBNY to fail to meet any of its minimum capital requirements. In addition, the FHLBNY may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or, if the FHLBNY fails to satisfy certain liquidity requirements under applicable Finance Agency regulations. None of these restrictions applied to the FHLBNY for any period presented in this Form 10-K.
The following table summarizes dividend paid and payout ratios:
Table 7.3: Dividends Paid and Payout Ratios

	December 31,
	2010	2009
Cash dividends paid per share	$5.24	$4.95

Dividends paid [1]	$257,716	$271,474

Pay-out ratio [2]	93.54%	47.56%

[1]	In thousands

[2]	Dividend paid during the year divided by net income for the year
Dividends are computed based on the weighted average stock outstanding during a quarter and are declared and paid in the following quarter. Dividends paid in the first quarter of a year are based on average stock outstanding in the fourth quarter of the previous year. In 2010, four dividends were paid for a total of $5.24 per share, or 93.5% of net earnings per share, compared to $4.95 per share, or 47.6% of net earnings per share in 2009. In 2008, $6.55 per share was paid, or 118.6% of net earnings per share.
Dividends paid in the first quarter of 2011 for the fourth quarter of 2010 was 5.8% (annualized).

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
The notional amounts of derivatives are not recorded as assets or liabilities in the Statements of Condition. Rather the fair values of all derivatives are recorded as either a derivative asset or a derivative liability. Although notional principal is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since the notional amount does not change hands (other than in the case of currency swaps, of which the FHLBNY has none).
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
The FHLBNY uses derivatives to adjust the interest rate sensitivity of consolidated obligations to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities. In addition, the FHLBNY uses derivatives to (1) offset embedded options in assets and liabilities; (2) hedge the market value of existing assets, liabilities and anticipated transactions; and (3) reduce funding costs. For additional information, see Note 18 — Derivatives and Hedging Activities to the financial statements accompanying this report.
The following table summarizes the principal derivatives hedging strategies as of December 31, 2010 and 2009:
Table 8.1: Derivative Hedging Strategies — Advances

			December 31,	December 31,
			2010 Notional	2009 Notional
			Amount	Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)	(in millions)
Pay fixed, receive floating	To convert fixed rate on a fixed rate	Economic Hedge of	$128	$123
interest rate swap	advance to a LIBOR floating rate	Fair Value Risk
Pay fixed, receive floating interest	To convert fixed rate on a fixed rate advance	Fair Value Hedge	$150	$—
rate swap cancelable by FHLBNY	to a LIBOR floating rate callable advance
Pay fixed, receive floating interest	To convert fixed rate on a fixed rate advance	Fair Value Hedge	$33,612	$40,252
rate swap cancelable by counterparty	to a LIBOR floating rate putable advance
Pay fixed, receive floating	To convert fixed rate on a fixed rate advance	Fair Value Hedge	$2,839	$2,283
interest rate swap no longer cancelable by	to a LIBOR floating rate no-longer putable
counterparty	advance
Pay fixed, receive floating interest	To convert fixed rate on a fixed rate advance	Fair Value Hedge	$23,724	$23,367
rate swap non-cancelable	to a LIBOR floating rate non-putable advance
Purchased interest rate cap	To offset the cap embedded in the	Economic Hedge of	$8	$390
	variable rate advance	Fair Value Risk

Table 8.2: Derivative Hedging Strategies — Consolidated Obligation Liabilities

			December 31,	December 31,
			2010 Notional	2009 Notional
			Amount	Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)	(in millions)
Receive fixed, pay floating	To convert fixed rate consolidated	Economic Hedge of	$115	$13,113
interest rate swap	obligation bond debt to a LIBOR floating rate	Fair Value Risk
Receive fixed, pay floating interest rate	To convert fixed rate consolidated obligation	Fair Value Hedge	$5,905	$6,785
swap cancelable by counterparty	bond debt to a LIBOR floating rate callable bond
Receive fixed, pay floating interest rate	To convert fixed rate consolidated obligation	Fair Value Hedge	$15	$108
swap no longer cancelable	bond debt to a LIBOR floating rate no-longer callable
Receive fixed, pay floating interest rate	To convert fixed rate consolidated obligation	Fair Value Hedge	$27,596	$25,982
swap non-cancelable	bond debt to a LIBOR floating rate non-callable
Receive fixed, pay floating	To convert the fixed rate consolidated obligation	Economic Hedge of	$—	$3,784
interest rate swap (non-callable)	discount note debt to a LIBOR floating rate non-callable	Fair Value Risk
Basis swap	To convert non-LIBOR index to LIBOR to reduce	Economic Hedge of	$6,878	$6,035
	interest rate sensitivity and repricing gaps	Cash Flows
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce	Economic Hedge of	$2,050	$1,950
	interest rate sensitivity and repricing gaps	Cash Flows
Receive fixed, pay floating interest rate	Fixed rate callable bond converted to a LIBOR	Fair Value Option	$5,576	$5,690
swap cancelable by counterparty	floating rate; matched to callable bond accounted
	for under fair value option
Receive fixed, pay floating	Fixed rate callable bond converted to a LIBOR	Fair Value Option	$1,000	$—
interest rate swap no longer cancelable	floating rate; matched to bond no -longer callable
	accounted for under fair value option.
Receive fixed, pay floating interest rate	Fixed rate non-callable bond converted to a LIBOR	Fair Value Option	$7,700	$350
swap non-cancelable	floating rate; matched to non-callable bond
	accounted for under fair value option
Receive fixed, pay floating interest rate	Fixed rate consolidated obligation discount note converted	Fair Value Option	$953	$—
swap non-cancelable	to a LIBOR floating rate; matched to discount note
	accounted for under fair value option
Table 8.3: Derivative Hedging Strategies — Balance Sheet and Intermediation

			December 31,	December 31,
			2010 Notional	2009 Notional
			Amount	Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)	(in millions)
Pay fixed, receive floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$—	$1,050
Receive fixed, pay floating interest rate swap	Economic hedge on the Balance Sheet	Economic Hedge	$—	$1,050
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892	$1,892
Intermediary positions interest rate swaps	To offset interest rate swaps and caps executed	Economic Hedge of	$550	$320
and caps	with members by executing offsetting derivatives	Fair Value Risk
	with counterparties
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
The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):
Table 8.4: Derivatives Financial Instruments by Hedge Designation

	December 31, 2010		December 31, 2009
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Derivatives in fair value hedging relationships[1]	$93,840,813	$(3,654,298)	$98,776,447	$(3,056,718)
Derivatives in economic hedges[2]	9,171,345	(1,440)	27,104,963	31,723
Derivatives matching debt designated under FVO[3]	15,229,202	777	6,040,000	(2,632)
Interest rate caps/floors
Economic hedges-fair value	1,900,000	41,785	2,282,000	71,494
Mortgage delivery commitments (MPF)
Economic hedges-fair value	29,993	(514)	4,210	(39)
Other
Intermediation	550,000	659	320,000	352

Total	$120,721,353	$(3,613,031)	$134,527,620	$(2,955,820)

Total derivatives, excluding accrued interest		$(3,613,031)		$(2,955,820)
Cash collateral pledged to counterparties		2,739,402		2,237,028
Cash collateral received from counterparties		(9,300)		—
Accrued interest		(49,959)		(19,104)

Net derivative balance		$(932,888)		$(737,896)

Net derivative asset balance		$22,010		$8,280
Net derivative liability balance		(954,898)		(746,176)

Net derivative balance		$(932,888)		$(737,896)

[1]	Qualifying under hedge accounting rules.

[2]	Not qualifying under accounting rules but used as an economic hedge (“standalone derivative”).

[3]	Economic hedge of debt designated under the FVO.

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
Table 8.5: Derivative Financial Instruments by Product

	December 31, 2010		December 31, 2009
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments[1]
Advances-fair value hedges	$60,324,983	$(4,269,037)	$65,901,667	$(3,622,141)
Consolidated obligations-fair value hedges	33,515,830	614,739	32,874,780	565,423
Derivatives not designated as hedging instruments[2]
Advances-economic hedges	136,345	(3,115)	513,089	(196)
Consolidated obligations-economic hedges	9,043,000	1,675	24,881,874	36,954
MPF loan-commitments	29,993	(514)	4,210	(39)
Balance sheet	1,892,000	41,785	1,892,000	71,494
Intermediary positions-economic hedges	550,000	659	320,000	352
Balance sheet-macro hedges swaps	—	—	2,100,000	(5,035)
Derivatives matching COs designated under FVO[3]
Interest rate swaps-consolidated obligations-bonds	14,276,000	(505)	6,040,000	(2,632)
Interest rate swaps-consolidated obligations-discount notes	953,202	1,282	—	—

Total notional and fair value	$120,721,353	$(3,613,031)	$134,527,620	$(2,955,820)

Total derivatives, excluding accrued interest		$(3,613,031)		$(2,955,820)
Cash collateral pledged to counterparties		2,739,402		2,237,028
Cash collateral received from counterparties		(9,300)		—
Accrued interest		(49,959)		(19,104)

Net derivative balance		$(932,888)		$(737,896)

Net derivative asset balance		$22,010		$8,280
Net derivative liability balance		(954,898)		(746,176)

Net derivative balance		$(932,888)		$(737,896)

[1]	Qualifying under hedge accounting rules.

[2]	Not qualifying under hedge accounting rules but used as an economic hedge (“standalone”).

[3]	Economic hedge of debt designated under the FVO.
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
The degree of counterparty credit risk may depend, among other factors, on the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk. Eighteen counterparties (Sixteen non-members and two members) represented 100 percent of the total notional amount of the FHLBNY’s outstanding derivative transactions at December 31, 2010. See Table 8.6 below.
Risk measurement — Although notional amount is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since derivative counterparties do not exchange the notional amount (except in the case of foreign currency swaps, of which the FHLBNY has none). Counterparties use the notional amounts of derivative instruments to calculate contractual cash flows to be exchanged. The fair value of a derivative in a gain position is a more meaningful measure of the FHLBNY’s current market exposure on derivatives. The FHLBNY estimates exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a gain position, net of collateral pledged by the counterparty to mitigate the FHLBNY’s exposure. All derivative contracts with non-members are also subject to master netting agreements or other right of offset arrangements.
Exposure — In determining credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY attempts to mitigate its exposure by requiring derivative counterparties to pledge cash collateral, if the amount of exposure is above the collateral threshold agreements. At December 31, 2010, counterparties had deposited $9.3 million in cash as collateral to mitigate such an exposure. At December 31, 2009, the fair values of derivatives in a gain position were below the threshold and derivative counterparties pledged no cash to the FHLBNY.

At December 31, 2010 and 2009, the FHLBNY had posted $2.7 billion and $2.2 billion in cash as collateral to derivative counterparties to mitigate derivatives in a net fair value liability (unfavorable) position. The FHLBNY is exposed to the extent that a counterparty may not pay the posted cash collateral to the FHLBNY under unforeseen circumstances, such as bankruptcy; in such an event the FHLBNY would then exercise its rights under the “International Swaps and Derivatives Association agreement” (“ISDA”). To the extent the FHLBNY may not receive cash equal to the amount posted, the FHLBNY could face losses.
Derivative counterparty ratings — The Bank’s credit exposures (derivatives in a net gain position) at December 31, 2010 were to counterparties rated Single A or better and to member institutions on whose behalf the FHLBNY had acted as an intermediary or had sold interest rate caps, at the request of members to create capped floating rate advance borrowings. The exposures were collateralized under standard collateral agreements with the FHLBNY’s member. Acting as an intermediary, the Bank had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties. See Table 15.1: Credit Exposure by Counterparty Credit Rating.
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
Derivatives Counterparty Credit Ratings
The following table summarizes the FHLBNY’s credit exposure by counterparty credit rating (in thousands, except number of counterparties).
Table 8.6: Derivatives Counterparty Notional Balance by Credit Ratings

	December 31, 2010
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral[3]	Held[2]	Exposure

AAA	—	$—	$—	$—	$—	$—
AA	8	43,283,429	25,385	16,085	—	16,085
A	8	77,132,931	—	—	—	—
Members (Notes [1] & 2)	2	275,000	5,925	5,925	5,925	—
Delivery Commitments	—	29,993	—	—	—	—

Total	18	$120,721,353	$31,310	$22,010	$5,925	$16,085

	December 31, 2009
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral[3]	Held[2]	Exposure

AAA	—	$—	$—	$—	$—	$—
AA	7	45,652,167	684	684	—	684
A	8	88,711,243	—	—	—	—
Members (Notes [1] & 2)	2	160,000	7,596	7,596	7,596	—
Delivery Commitments	—	4,210	—	—	—	—

Total	17	$134,527,620	$8,280	$8,280	$7,596	$684

Note[1]:	Fair values of $5.9 million and $7.6 million comprising of intermediated transactions with members and interest-rate caps sold to members (with capped floating-rate advances) were collateralized at December 31, 2010 and December 31, 2009.

Note[2]:	Members are required to pledge collateral to secure derivatives purchased by the FHLBNY as an intermediary on behalf of its members. Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate-related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest. As a result of the collateral agreements with its members, the FHLBNY believes that its maximum credit exposure due to the intermediated transactions was $0 at December 31, 2010 and December 31, 2009.

Note[3]:	As reported in the Statements of Condition.
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

Effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item relating to the risk being hedged. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an ongoing basis. Any ineffective portions are to be recognized in earnings immediately, regardless of the type of hedge. An assessment of effectiveness is required whenever financial statements or earnings are reported, and at least once every three months. FHLBNY assesses hedge effectiveness in the following manner:
•	Inception prospective assessment. Upon designation of the hedging relationship and on an ongoing basis, FHLBNY is required to demonstrate that it expects the hedging relationship to be highly effective. This is a forward-looking consideration. The prospective assessment at designation uses sensitivity analysis employing an option-adjusted valuation model to generate changes in market value of the hedged item and the swap. These projected market values are then analyzed over multiple instantaneous, parallel rate shocks. The hedge is expected to be highly effective if the change in fair value of the swap divided by the change in the fair value of the hedged item is within the 80%-125% dollar value offset boundaries. See note below summarizing statistical regression methodology[1].
•	Ongoing prospective assessment. For purposes of assessing effectiveness on an ongoing basis, the Bank will utilize the regression results from its retrospective assessment as a means of demonstrating that it expects all “long-haul” hedge relationships to be highly effective in future periods (i.e. it will use the regression for both its ongoing prospective and retrospective assessment).
•	Retrospective assessment. At least quarterly, FHLBNY will be required to determine whether the hedging relationship was highly effective in offsetting changes in fair value or cash flows through the date of the periodic assessment. This is an evaluation of the past experience.

[1]	FHLBNY uses a statistical method commonly referred to as regression analysis to analyze how a single dependent variable is affected by the changes in one (or more) independent variable(s). If the two variables are highly correlated, then movements of one variable can be reasonably expected to trigger similar movements in the other variable. Thus, regression analysis serves to measure the strength of empirical relationships and assessing the probability of hedge effectiveness. The FHLBNY tests the effectiveness of the hedges by regressing the changes in the net present value of future cash flows (“NPV”) of the derivative against changes in the net present value of the hedged transaction, typically an advance or a consolidated obligation.
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
Embedded derivatives
Before a trade is executed, the FHLBNY’s procedures require the identification and evaluation of any embedded derivatives under accounting standards for derivatives and hedging. This evaluation will consider if the economic characteristics and the risks of the embedded derivative instrument are not clearly and closely related to the economic characteristic and risks of the host contract. At December 31, 2010, 2009 and 2008, the FHLBNY had no embedded derivatives that were required to be separated from the “host” contract because their economic or risk characteristics were not clearly and closely related to the economic characteristics and risks of the host contract.
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

Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt
The FHLBNY’s primary source of liquidity is the issuance of consolidated obligation bonds and discount notes. To refinance maturing consolidated obligations, the Bank relies on the willingness of the investors to purchase new issuances. The FHLBNY has access to the discount note market and the efficiency of issuing discount notes is an important factor as a source of liquidity, since discount notes can be issued any time and in a variety of amounts and maturities. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. With the passage of the Housing Act on July 30, 2008, the U.S. Treasury was authorized to purchase obligations issued by the FHLBanks in any amount deemed appropriate by the U.S. Treasury. This temporary authorization expired December 31, 2009 and supplemented the existing limit of $4 billion.
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
In addition, each FHLBank shall provide for contingency liquidity, which is defined as the sources of cash an FHLBank may use to meet its operational requirements when its access to the capital markets is impeded. The FHLBNY met its contingency liquidity requirements. Liquidity in excess of requirements is summarized in the table titled Contingency Liquidity.
Violations of the liquidity requirements would result in non-compliance penalties under discretionary powers given to the Finance Agency under applicable regulations, which include other corrective actions.
Liquidity Management
The FHLBNY actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member demand, and the maturity profile of the FHLBNY’s assets and liabilities. The FHLBNY recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the FHLBNY is required to maintain certain liquidity measures in accordance with the FHLBank Act and policies developed by the FHLBNY management and approved by the FHLBNY’s Board of Directors. The specific liquidity requirements applicable to the FHLBNY are described in the next four sections.
Deposit Liquidity. The FHLBNY is required to invest an aggregate amount at least equal to the amount of current deposits received from the FHLBNY’s members in: (1) obligations of the U.S. government; (2) deposits in banks or trust companies; or (3) advances to members with maturities not exceeding five years. In addition to accepting deposits from its members, the FHLBNY may accept deposits from other FHLBank or from any other governmental instrumentality. Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below during each quarter in 2010 and 2009 (in millions). The FHLBNY met its requirements at all times.
Table 9.1: Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2010	$3,304	$44,945	$41,641
September 30, 2010	5,055	46,304	41,249
June 30, 2010	5,227	48,055	42,828
March 31, 2010	5,032	51,987	46,955
December 31, 2009	2,364	53,089	50,725
September 30, 2009	2,189	55,890	53,701
June 30, 2009	2,190	57,886	55,696
March 31, 2009	1,753	63,267	61,514
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
Operational liquidity is measured daily. The FHLBNY met the requirements at all times.

The following table summarizes excess operational liquidity by each quarter in 2010 and 2009 (in millions):
Table 9.2: Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2010	$2,937	$15,500	$12,563
September 30, 2010	3,915	15,127	11,212
June 30, 2010	2,665	16,051	13,386
March 31, 2010	2,283	15,796	13,513
December 31, 2009	6,710	16,388	9,678
September 30, 2009	18,348	22,205	3,857
June 30, 2009	11,925	25,904	13,979
March 31, 2009	9,543	20,893	11,350
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
The following table summarizes excess contingency liquidity by each quarter in 2010 and 2009 (in millions):
Table 9.3: Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters ended	Requirement	Contingency Liquidity	Excess
December 31, 2010	$2,239	$15,289	$13,050
September 30, 2010	1,967	14,859	12,892
June 30, 2010	2,047	15,821	13,774
March 31, 2010	2,424	15,463	13,039
December 31, 2009	2,188	15,309	13,121
September 30, 2009	2,962	16,676	13,714
June 30, 2009	11,877	21,030	9,153
March 31, 2009	7,443	18,709	11,266
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
Advance “Roll-Off” and “Roll-Over” Liquidity guidelines. In September 2009, the Finance Agency finalized its Minimum Liquidity Requirement Guidelines. The guidelines expanded the existing liquidity requirements under Parts 917, 932 and 965 of the Finance Agency regulations to include additional cash flow requirements under two scenarios — Advance “Roll-Over” and Roll-Off” scenarios. Each FHLBank, including the FHLBNY, must have positive cash balances to be able to maintain positive cash flows for 15 days under the Roll-Off scenario, and for five days under the Roll-Over scenario. The Roll-Off scenario assumes that advances maturing under their contractual terms would mature, and in that scenario the FHLBNY would maintain positive cash flows for a minimum of 5 days on a daily basis. The Roll-Over scenario assumes that the FHLBNY’s maturing advances would be rolled over, and in that scenario the FHLBNY would maintain positive cash flows for a minimum of 15 days on a daily basis. The FHLBNY calculates the amount of cash flows under each scenario on a daily basis and has been in compliance with the guidelines.
Other Liquidity Contingencies. As discussed more fully under the section Debt Financing - Consolidated Obligations, the FHLBNY is primarily liable for consolidated obligations issued on its behalf. The FHLBNY is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the FHLBNY is not paid in full when due, the following rules apply: the FHLBNY may not pay dividends to, redeem or repurchase shares of stock of any member or non-member stockholder until the Finance Agency approves the FHLBNY’s consolidated obligation payment plan or other remedy and until the FHLBNY pays all the interest or principal currently due on all its consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations. The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $0.8 trillion and $0.9 trillion at December 31, 2010 and 2009. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.

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
Cash flows
Cash and due from banks was $660.9 million at December 31, 2010, compared to $2.2 billion at December 31, 2009. Cash balances were primarily maintained at the Federal Reserve Banks at those dates for liquidity purposes for the Bank’s members. The following discussion highlights the major activities and transactions that affected FHLBNY’s cash flows in 2010 and 2009. Also see Statements of Cash Flows to the audited financial statements accompany this MD&A.
Cash flows from operating activities
FHLBNY’s operating assets and liabilities support the Bank’s lending activities to members. Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member driven borrowing, investment strategies and market conditions. Management believes cash flows from operations, available cash balances and the FHLBNY’s ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund the FHLBNY’s operating liquidity needs.
In 2010, net cash used provided by operating activities was $760.3 million, mainly driven by maturing advances to members that were not replaced as member borrowing activity declined in 2010. Net cash was provided by net income and from adjustments for non-cash items such as the set aside for Affordable Housing Program, OTTI and other provisions for mortgage credit losses, depreciation and amortization.
Net cash generated from operating activities was higher than net income, largely as a result of adjustments for cash flows from certain interest rate swaps that were characterized as operating cash in-flows because of the financing element of the interest rate swaps, in addition to non-cash items.
Cash flows from investing activities
The FHLBNY’s investing activities predominantly include advances originated to be held for portfolio, the AFS and HTM securities portfolios and other short-term interest-earning assets. In 2010, investing activities provided net cash of $12.9 billion. This resulted primarily from decreases in advances borrowed by members.
Continued runoff of the HTM and mortgage-loans portfolios also generated cash from investing activities. Partially offsetting these cash proceeds was an increase in securities purchased for the AFS portfolio.
Short-term Borrowings and Short-term Debt. The primary source of fund, as discussed under the section Debt Financing Activity and Consolidation Obligation bonds and discount notes, in this MD&A is the issuance of FHLBank debt to the public. Consolidated obligation discount notes are issued with maturities up to one year and provide the FHLBNY with short-term funds. Discount notes are principally used in funding short-term advances, some long-term advances, as well as money market instruments. The FHLBNY also issues short-term consolidated obligation bonds as part of its asset-liability management strategy. The FHLBNY may also borrow from another FHLBanks, generally for a period of one day. Such borrowings have been insignificant historically.
The following table summarizes short-term debt and their key characteristics (dollars in thousands):
Table 9.4: Short-term Debt

			Consolidated Obligations-
	Consolidated Obligations-		Bonds With Original
	Discount Notes		Maturities of One Year or Less
	December 31,		December 31,
	2010	2009	2010	2009

Outstanding at end of the period[1]	$19,391,452	$30,827,639	$12,410,000	$17,988,000
Weighted-average rate at end of the period[2]	0.16%	0.15%	0.22%	0.55%
Daily average outstanding for the period[1]	$21,727,968	$41,495,955	$12,266,929	$16,304,295
Weighted-average rate for the period[2]	0.19%	0.47%	0.39%	0.94%
Highest outstanding at any month-end[1]	$27,480,949	$52,040,392	$17,538,000	$22,224,600

[1]	Outstanding balances represents the carrying value of discount notes and par value of bonds (less than 1 year) issued and outstanding at the reported dates.

[2]	These would reflect rates without consideration for concession fees and/or hedging activities/fair value option related adjustments.

Leverage Limits and Unpledged Asset Requirements
The FHLBNY met the Finance Agency’s requirement that unpledged assets, as defined under regulations, exceed the total of consolidated obligations as follows (in thousands):
Table 9.5: Unpledged Assets

	December 31,
	2010	2009
Consolidated Obligations:
Bonds	$71,742,627	$74,007,978
Discount Notes	19,391,452	30,827,639

Total consolidated obligations	91,134,079	104,835,617

Unpledged assets
Cash	660,873	2,189,252
Less: Member pass-through reserves at the FRB	(49,484)	(29,331)
Secured Advances [2]	81,200,336	94,348,751
Investments [1]	16,739,386	16,222,615
Mortgage loans	1,265,804	1,317,547
Accrued interest receivable on advances and investments	287,335	340,510
Less: Pledged Assets	(2,748)	(2,045)

	100,101,502	114,387,299

Excess unpledged assets	$8,967,423	$9,551,682

[1]	The Bank pledged $2.7 million and $2.0 million at December 31, 2010 and 2009 to the FDIC.

See Note 5 — Held-to-Maturity Securities.

[2]	The Bank also provided to the U.S. Treasury a listing of $10.3 billion in advances with respect to a lending agreement at December 31, 2009, which ended at that date.

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
Table 9.6: FHFA MBS Limits

	December 31, 2010		December 31, 2009
	Actual	Limits	Actual	Limits

Mortgage securities investment authority	215%	300%	213%	300%

On March 24, 2008, the Board of Directors of the Federal Housing Finance Board (“Finance Board”), predecessor to the Finance Agency, adopted Resolution 2008-08, which temporarily expanded the authority of FHLBanks to purchase mortgage-backed securities (“MBS”) under certain conditions. The resolution had allowed an FHLBank to increase its investments in MBS issued by Fannie Mae and Freddie Mac by an amount equal to three times its capital, which was to be calculated in addition to the existing regulatory limit. The expanded authority permitted MBS to be as much as 600 percent of the FHLBNY’s capital.
All mortgage loans underlying any securities purchased under this expanded authority would have had to be originated after January 1, 2008. The Finance Board believed that such loans are generally of higher credit quality than loans originated at an earlier time, particularly in 2005 and 2006. The loans underlying any Fannie Mae and Freddie Mac issued MBS acquired pursuant to the new authority must also have had to be underwritten to conform to standards imposed by the federal banking agencies in the “Interagency Guidance on Nontraditional Mortgage Product Risks” dated October 4, 2006 and the “Statement on Subprime Mortgage Lending” dated July 10, 2007.
An FHLBank was required to notify the Finance Agency of its intention to exercise the new authority (Resolution 2008-08) at least 10 business days in advance of its first commitment to purchase additional Agency MBS. The FHLBNY has not notified or exercised Resolution 2008-08, therefore no separate calculation was required.

Results of Operations
The following section provides a comparative discussion of the FHLBNY’s results of operations for the three years ended December 31, 2010. For a discussion of the Critical accounting estimates used by the FHLBNY that affect the results of operations, see section in the MD&A captioned Significant Accounting Policies and Estimates.
Net Income
The FHLBNY manages its operations as a single business segment. Advances to members are the primary focus of the FHLBNY’s operations, and are the principal factor that impacts its operating results. Interest income from advances is the principal source of revenue. The primary expenses are interest paid on consolidated obligations debt, operating expenses, principally administrative and overhead expenses, and “assessments” on net income. The FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax. It is required to make payments to REFCORP and set aside funds from its income towards an Affordable Housing Program (“AHP”), together referred to as assessments. Other significant factors affecting the Bank’s Net income include the volume and timing of investments in mortgage-backed securities, debt repurchases and associated losses, gains and losses from hedging activities, and earnings from shareholders’ capital.
Summarized below are the principal components of Net income (in thousands):
Table 10.1: Principal Components of Net Income

	Years ended December 31,
	2010	2009	2008
Total interest income	$1,078,608	$1,857,687	$4,058,879
Total interest expense	622,824	1,157,079	3,364,381

Net interest income before provision for credit losses	455,784	700,608	694,498
Provision for credit losses on mortgage loans	1,409	3,108	773

Net interest income after provision for credit losses	454,375	697,500	693,725
Total other income (loss)	16,541	164,370	(267,459)
Total other expenses	95,415	84,175	72,658

Income before assessments	375,501	777,695	353,608

Total assessments	99,976	206,940	94,548

Net income	$275,525	$570,755	$259,060

Net income — 2010 compared to 2009.
The FHLBNY reported 2010 Net income of $275.5 million, or $5.86 per share, compared with 2009 Net income of $570.8 million, or $10.88 per share. Net income was after the deduction of AHP and REFCORP assessments, which are a fixed percentage of the FHLBNY’s pre-assessment income.
Net interest income, a key metric for the FHLBNY and the primary contributor to Net income, was adversely affected in 2010 by a number of factors. Net interest income in 2010 was $455.8 million, down $244.8 million from 2009, and was the primary cause of the decline in Net income. 2010 Net interest income was impacted by higher cost of debt and lower advance business volume. Advance volume as measured by average outstanding balances was $85.9 billion in 2010 compared to $99.0 billion in 2009. The cost of debt was up and Net interest spread declined by 12 basis points in 2010.
2010 Net income included net gains from derivatives and hedging activities of $26.8 million in a less volatile interest rate environment, in contrast to net gains of $164.7 million in 2009. Three factors contributed to the lower level of P&L impact of derivative and hedging activities in 2010: (1) the 3-month LIBOR rate, a benchmark rate for the Bank’s hedges, was less volatile in 2010, moderating the P&L impact of changes in fair values of interest rate swaps, particularly those designated as economic hedges, (2) interest rate caps, also designated as economic hedges, reported fair value losses of $29.7 million in a declining interest rate environment, in contrast to a gain of $63.3 million in 2009, and (3) previously recorded fair value gains reversed in 2010 as much of the derivatives designated as economic hedges matured or were close to maturity at December 31, 2010.
In order to manage the FHLBNY’s interest rate risk profile, the FHLBNY routinely uses derivatives to manage the interest rate risk inherent in the Bank’s assets and liabilities. The FHLBNY will typically attempt to hedge an advance or consolidated obligation debt under hedge qualifying rules. Hedge ineffectiveness, the difference between changes in the fair value of the interest rate swap and the hedged advance or debt, will not be significant because under the Bank’s conservative hedging policies, the terms of the derivatives match very closely the terms of the hedged debt or advance. When it is operationally difficult to qualify for hedge accounting or when the hedge cannot be assured to be highly effective, the FHLBNY will economically hedge an advance or debt with an interest-rate derivative. Such hedges make the Bank economically hedged but results in P&L volatility because changes in the fair values of the derivatives are not offset by offsetting changes in the fair values of hedged advances and debt. In a volatile interest rate environment, the P&L marked-to-market volatility from economic hedges can be significant as was evidenced in 2009 and 2008. Also, in the course of a derivative’s existence, the derivative loses all of its fair value (gains or losses) if it is held to maturity or to its put/call exercise dates, and can be a source of P&L volatility. In general, the FHLBNY holds derivatives and their associated hedged instruments, including consolidated obligation debt at fair values under the FVO, to the maturity, call, or put dates, and fair value gains and losses would move in parallel with changes in interest rate and volatilities of interest rates before eventually settling at zero at maturity. In limited instances, the FHLBNY may terminate these instruments prior to maturity or prior to call or put dates, which would result in a realized gain or loss.

The Bank recorded fair value losses of $3.3 million in 2010 on consolidated obligation bonds and discount notes that were designated under the Fair Value Option (“FVO”), in contrast to net gains of $15.5 million in 2009. In both the years, the bonds and notes were economically hedged by interest rate swaps, and gains and losses were largely offset by recorded fair value changes on the swaps.
In 2010, credit related OTTI charged to income was $8.3 million compared to $20.8 million in 2009. The OTTI charges were primarily as a result of additional credit losses recognized on previously impaired private-label mortgage-backed securities because of further deterioration in the performance parameters of the securities. The non-credit portion of OTTI recorded in AOCI was not significant, primarily because the market values of the securities were generally in excess of their recorded carrying values and no additional significant non-credit losses were identified. In 2009, the non-credit portion of OTTI recorded in AOCI was $120.1 million.
Total Other expenses, comprised of Operating expenses (the administrative and overhead costs of operating the Bank) and Assessments paid to the Finance Agency and the Office of finance, grew by $11.2 million to $95.4 million in 2010. Employee pension benefits, salary costs and Assessments were higher.
REFCORP assessments were $68.9 million in 2010, down $73.8 million from 2009. AHP assessments were $31.1 million in 2010, down $33.2 million from 2009. REFCORP and AHP assessments are calculated on Net income before assessments and the decreases were due to lower Net income in 2010.
Net income — 2009 compared to 2008.
The FHLBNY reported 2009 Net income of $570.8 million, or $10.88 per share compared with 2008 Net income of $259.1 million or $5.26 per share. The return on average equity, which is Net income divided by average Capital stock, Retained earnings, and AOCI, was 10.02% in 2009, compared with 4.95% in 2008.
Derivatives and hedging gains contributed $164.7 million to 2009 Net income, in contrast to a net hedging loss of $199.3 million in 2008. Hedging gains in 2009 were principally from favorable fair value changes of (1) interest rate swaps designated in economic hedges of consolidated obligation bonds, and (2) interest rate caps designated in economic hedges of certain GSE issued capped floating-rate MBS, and (3) reversal of previously recorded fair value hedging losses.
On a year-over-year basis, 2009 Net income also improved because in 2008 the Bank had recorded a credit loss provision of $64.5 million against receivables due from Lehman Brothers Special Financing Inc. (“LBSF”). The LBSF provision on an after assessment basis reduced 2008 Net income by $47.4 million, or $0.97 per share of capital.
2009 Net interest income was $700.6 million, slightly higher than $694.5 million in 2008. Two opposing factors were at play in 2009. The interest spread between yields from interest-earning assets and the cost of debt widened favorably by 8 basis points. Through most of 2009 the Bank had funded a significant percentage of its balance sheet assets by issuing discount notes and short-term debt at advantageous spreads. Gains due to favorable widening of interest spread were partly offset by a significant decline in earnings from member capital in an interest environment in which yields earned from short-term investments had declined significantly.
In 2009, the FHLBNY had identified credit impairment on 17 of its private-label mortgage-backed securities. Cash flow assessments of the expected credit performance identified future losses in its private-label mortgage-backed securities for OTTI at each interim quarterly period in 2009 and at December 31, 2009. Cumulative OTTI of $20.8 million in credit impairment was charged to earnings in 2009. No Impairment charges were recorded in 2008.
Operating Expenses of the FHLBNY were $76.1 million in 2009, up from $66.3 million in 2008. The FHLBNY was also assessed for its share of the operating expenses for the Finance Agency and the Office of Finance. Those expenses totaled $8.1 million in 2009, up from $6.4 million in 2008.
REFCORP assessment payments totaled $142.7 million in 2009, up from $64.8 million in 2008. Affordable Housing Program assessments set aside from income totaled $64.3 million in 2009, up from $29.8 million in 2008. Assessments are calculated on Net income before assessments and the increases were due to the significant increase in 2009 Net income as compared to 2008.

Interest Income — 2010, 2009 and 2008
Interest income from advances and investments in mortgage-backed securities are the principal sources of income for the FHLBNY. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year from the prior year. The principal categories of Interest Income by year are summarized below (dollars in thousands):
Table 10.2: Interest Income — Principal Sources

				Percentage	Percentage
	Years ended December 31,			Variance	Variance
	2010	2009	2008	2010	2009
Interest Income
Advances	$614,801	$1,270,643	$3,030,799	(51.61)%	(58.08)%
Interest-bearing deposits [1]	—	19,865	28,012	(100.00)	(29.08)
Federal funds sold	9,061	3,238	77,976	179.82	(95.85)
Available-for-sale securities	31,465	28,842	80,746	9.09	(64.28)
Held-to-maturity securities
Long-term securities	352,398	461,491	531,151	(23.64)	(13.11)
Certificates of deposit	—	1,626	232,300	(100.00)	(99.30)
Mortgage loans held-for-portfolio	65,422	71,980	77,862	(9.11)	(7.55)
Loans to other FHLBanks and other	—	2	33	(100.00)	(93.94)

Total interest income	$1,073,147	$1,857,687	$4,058,879	(42.23)%	(54.23)%

[1]	Primarily from cash collateral deposited with swap counterparties.
Reported Interest Income from advances was adjusted for the cash flows associated with interest rate swaps. The Bank generally pays fixed-rate cash flows to derivative counterparties and, in exchange, the Bank receives variable-rate LIBOR-indexed cash flows fixed-rate cash flows, which typically mirror the fixed-rate coupon received from advances borrowed by members.
2010 Interest income declined compared to 2009 because of (1) lower yields and coupons from advances and investments in a declining interest rate environment, and (2) lower volume of advance business. In 2009, volume of business was up from 2008, but because of the dramatic decline in the interest rate environment, coupons and yields from balance sheet assets were significantly lower. 2008 Interest income grew due to the very significant growth in advances borrowed by members in a very illiquid market. The FHLBNY was able to sustain its members’ borrowing needs through these difficult times. See Table 10.10 Rate & Volume analysis for more information.
Impact of hedging advances — The FHLBNY executes interest rate swaps to modify the effective interest rate terms of many of its fixed-rate advance products and typically all of its putable advances. In these swaps, the FHLBNY effectively converts a fixed-rate stream of cash flows from its fixed-rate advances to a floating-rate stream of cash flows, typically indexed to LIBOR. These cash flow patterns from derivatives were in line with the Bank’s interest rate risk management practices and effectively converted fixed-rate cash flows of hedged advances to LIBOR-indexed cash flows. Derivative strategies are used to manage the interest rate risk inherent in fixed-rate advances and are designed to protect future interest income.
The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):
Table 10.3: Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Years ended December 31,
	2010	2009	2008
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$2,614,154	$3,062,649	$3,483,979
Net interest adjustment from interest rate swaps [1]	(1,999,353)	(1,792,006)	(453,180)

Total Advance interest income reported	$614,801	$1,270,643	$3,030,799

[1]	Interest portion only (Excludes fair value adjustments)
In 2010, the FHLBNY paid swap counterparties fixed-rate cash flows, which typically mirrored the coupons on hedged advance. In return, the swap counterparties paid the FHLBNY a pre-determined spread plus the prevailing 3-month LIBOR, which resets generally every three months. In the table above, the unfavorable cash flow patterns of the interest rate swaps were indicative of the declining LIBOR rates (obligation of the swap counterparty) compared to fixed-rate obligation of the FHLBNY. The Bank is generally indifferent to changes in the cash flow patterns as it typically hedges its fixed-rate consolidated obligation debt, which is the Bank’s primary funding base, and achieves its overall net interest spread objective.
Under GAAP, net interest adjustments from derivatives (as described in the table above) may be offset against the net interest accruals of the hedged financial instrument (e.g. advance) only if the derivative is in a hedge-qualifying relationship. If the hedge does not qualify under hedge accounting rules, and the Bank designates the hedge as an economic hedge, the net interest adjustments from derivatives would not be recorded with the advance interest revenues. Instead, the net interest adjustments from swaps would be recorded in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities. Thus, the accounting designation of a hedge may have a significant impact on reported Interest income from advances. There were no material amounts of net interest adjustments from interest rate swaps designated as economic hedges of advances that were reported in Other income in the current year or prior year periods related to swaps associated with advances.

Interest Expense — 2010, 2009 and 2008
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
The principal categories of Interest Expense are summarized by year below (dollars in thousands). Changes in rate and intermediation volume (average interest-costing liabilities), the mix of debt issuances between bonds and discount notes, and the impact of hedging strategies explain the changes in interest expense.
Table 10.4: Interest Expenses — Principal Categories

				Percentage	Percentage
	Years ended December 31,			Variance	Variance
	2010	2009	2008	2010	2009
Interest Expense
Consolidated obligations-bonds	$572,730	$953,970	$2,620,431	(39.96)%	(63.59)%
Consolidated obligations-discount notes	42,237	193,041	697,729	(78.12)	(72.33)
Deposits	3,502	2,512	36,193	39.41	(93.06)
Mandatorily redeemable capital stock	4,329	7,507	8,984	(42.33)	(16.44)
Cash collateral held and other borrowings	26	49	1,044	(46.94)	(95.31)

Total interest expense	$622,824	$1,157,079	$3,364,381	(46.17)%	(65.61)%

Reported Interest expense for consolidated obligation bonds is adjusted for the cash flows associated with interest rate swaps. The Bank generally pays variable-rate LIBOR-indexed cash flows to derivative counterparties and, in exchange, the Bank receives fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the FHLBank bonds. The Bank generally hedges its long-term fixed-rate bonds and almost all fixed-rate callable bonds with swaps that generally qualify for hedge accounting. The Bank economically hedged certain floating-rate bonds that were not indexed to 3-month LIBOR and certain short-term fixed-rate debt and discount notes because it believed that the hedges would not be highly effective in offsetting changes in the fair values of the debt and the swap, and would not therefore qualify for hedge accounting.
Reported Interest expense in 2010 declined compared to 2009 because of (1) lower cost of coupons paid on consolidated obligation bonds and discount notes, and (2) lower volume of debt issued because of decline funding requirements as balance sheet assets declined, specifically advances borrowed by members. In 2009, volume of business was up from 2008, but because of the dramatic decline in the interest rates, coupons and yields paid on interest costing liabilities were significantly lower. 2008 Interest expense grew in parallel with the significant increase in funding needs to support member borrowings. See Table 10.10, Rate & Volume analysis for more information.
The FHLBNY was able to issue debt at an economical cost to an eager investor base who was seeking the safety of the triple-A rating ascribed to FHLBank debt.
Impact of hedging debt — The FHLBNY issues both fixed-rate callable and non-callable debt. Typically, the Bank issues callable debt with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of its fixed-rate callable debt. A substantial percentage of non-callable fixed-rate debt is also swapped to “plain vanilla” LIBOR-indexed cash flows. These hedging strategies benefit the Bank in two principal ways: (1) fixed-rate callable bond, in conjunction with interest rate swap containing a call feature that mirrors the option embedded in the callable bond, enables the FHLBNY to meet its funding needs at yields not otherwise directly attainable through the issuance of callable debt; and, (2) the issuance of fixed-rate debt and the simultaneous execution of an interest rate swap converts the debt to an adjustable-rate instrument tied to an index, typically 3-month LIBOR. Derivative strategies are used to manage the interest rate risk inherent in fixed-rate debt and certain floating-rate debt that are not indexed to 3-month LIBOR rates. The strategies are designed to protect future interest income. The economic hedge of debt tied to indices other than 3-month LIBOR (Prime, Federal funds, and 1-month LIBOR) is designed to effectively convert the cash flows of the debt to 3-month LIBOR.

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):
Table 10.5: Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Years ended December 31,
	2010	2009	2008
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$1,203,208	$1,513,617	$2,958,518
Discount notes-Interest expense before adjustment for swaps	42,237	193,041	697,729
Net interest adjustment for interest rate swaps [1]	(630,478)	(559,647)	(338,087)

Total Consolidated bonds and discount notes-interest expense reported	$614,967	$1,147,011	$3,318,160

[1]	Interest portion only (Excludes fair value adjustments)
Net Interest Income
Net interest income — 2010, 2009 and 2008
Net interest income is the principal source of revenue for the Bank, and represents the difference between interest income from interest-earning assets and interest expense paid on interest-costing liabilities. Net interest income is impacted by a variety of factors:
•	Member demand for advances and investment activity, the yields from advances and investments, and the cost of consolidated obligation debt that is issued by the Bank to fund advances and investments.
•	The execution of interest rate swaps in the derivative market at a constant spread to LIBOR, in effect converting fixed-rate advances and fixed-rate debt to conventional adjustable-rate instruments indexed to LIBOR, results in an important intermediation for the Bank between the capital markets and the swap market. The intermediation has typically permitted the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate debt in the capital markets. The FHLBNY deploys hedging strategies to protect future net interest income, but may reduce income in the short-run, although the FHLBNY expects them to benefit future periods.
•	Income earned from assets funded by member capital and retained earnings, referred to as “deployed capital”, which is non-interest bearing, is another important contributor for the FHLBNY.
All of these factors may fluctuate based on changes in interest rates, demand by members for advances, investor demand for debt issued by the FHLBNY, the change in the spread between the yields on advances and investments, and the cost of financing these assets by the issuance of debt to investors.
The following table summarizes Net interest income for the three years ended December 31, 2010, 2009 and 2008 (dollars in thousands):
Table 10.6: Net Interest Income

	December 31,			Percentage	Percentage
	2010	2009	2008	Variance 2010	Variance 2009
Total interest income	$1,078,608	$1,857,687	$4,058,879	(41.94)%	(54.23)%
Total interest expense	622,824	1,157,079	3,364,381	(46.17)	(65.61)

Net interest income before provision for credit losses	$455,784	$700,608	$694,498	(34.94)%	0.88%

2010 compared to 2009
Net interest income is directly impacted by transaction volumes, as measured by average balances of interest earning assets, and by the prevailing balance sheet yields, as measured by coupons on earning assets minus yields paid on interest costing liabilities net of the cash flows paid or received on interest rate derivatives that qualified under hedge accounting rules.
Net interest income, a key metric for the FHLBNY and the primary contributor to Net income, was adversely affected in 2010 and contracted to levels more typical of the years before 2009, primarily because of (1) lower business volume as measured by average advances borrowed by members, and (2) the Bank’s funding advantage experienced in 2009 weakened in 2010.
Funding environment — Pricing of FHLBank issued discount notes deteriorated in 2010, relative to 2009. In much of 2009, discount notes had been successfully utilized when such debt could be issued at wide advantageous spreads to LIBOR, and was one source of the funding advantage. In a very low short-term interest rate environment, the FHLBank discount notes yields were also low and unattractive to investors. This perception was further exacerbated by unusual yield volatility through mid- 2010.
Investors, particularly the money-market sector were seeking higher yields from alternative investments. With the easing of the credit crises and market normalization appearing to have set in, FHLBank discount note spread advantage to LIBOR seems to have returned to pre-crises ranges. At those levels, discount notes were not as attractive as funding tools as short-term callable bonds or floating rate debt and the FHLBNY reduced its reliance on discount notes in 2010. In the 2010 fourth quarter, the FRB’s actions to stabilize Treasury bill yields and the SEC’s money market rules, implemented in mid-2010, taken together have had a favorable impact on stabilizing discount note yields and spreads. Discount note yields were somewhat more favorable in the 2010 fourth quarter relative to early 2010 and the FHLBNY increased issuances but the Bank’s utilization of discount notes as a funding vehicle was still well below the levels in 2009 and 2008.

Long- and medium-term callable FHLBank issued bonds have declined to their all time lows as the pricing of bonds longer than 3-4 years have been uneconomical to issue. Short lockout callable bonds are an exception and have benefited from the relatively attractive funding afforded by inexpensive optionality. The short lock-out bonds were being called at their first exercise date in a declining interest rate environment and the “turn-over” was quite significant. This explains why outstanding balances have been low even though issuance volume had been significant. In an environment where there is a shortage of high quality, high-yielding assets, increased redemption of callable bonds drove up investor liquidity, causing further tightening of spreads for the FHLBank callable debt.
Spreads on intermediate-term FHLBank issued bonds have improved somewhat in 2010 from the height of the credit crises and appear to have stabilized, although spreads have not returned to the pre-crises levels. Spreads on longer-term bonds have remained at disadvantageous levels well above the historic ranges.
FHLBank debt spreads to LIBOR — The 3-month LIBOR index is a key interest rate indicator as the FHLBNY attempts to execute interest rate swaps to synthetically convert fixed-rate cash flows to sub-LIBOR cash flows, earning the FHLBNY a spread. The FHLBNY uses interest rate swaps to effectively change the repricing characteristics of a significant portion of its fixed-rate advances and consolidated obligation debt to match shorter-term LIBOR rates that reprice at intervals of three-months or less. When the Bank executes an interest rate swap to change the fixed payments on its debt to a LIBOR rate, it results in the recognition of the spread, between the fixed payments and the LIBOR cash receipts, as the FHLBNY’s effective funding cost. Consequently, the current level of spread between the 3-month LIBOR rate and the swap rate for a fixed-rate FHLBank debt has an impact on the FHLBNY’s profitability. Also, the change in the absolute level of the index tends to impact the sub-LIBOR spread, which in turn, impacts interest margin and profitability.
Both the absolute level of the 3-month LIBOR index and the discount note spreads to swap rates have been uneven during 2010, and both factors have caused the FHLBNY to shift its funding mix to accommodate changing circumstances. In the 2010 fourth quarter, as discount note yields stabilized and spreads to LIBOR improved, the FHLBNY increased its issuances of discount notes. In the low interest rate environment where short-term rates hit new lows, investors showed renewed interest in short-term callable bonds. With a callable bond, investors were able to enhance yields by selling options and buying the FHLBank bonds, including step-up callable bonds. The demand was for the shorter lockout callable bonds with Bermudan (quarterly) style calls versus European (one-time) option. With a short-lockout, investor expectation was that the bond would be called at the first exercise date, and the investor would benefit from a “yield pickup” over an equivalent tenor short-term investment. In the 2010 fourth quarter, the FHLBNY increased its issuances of short-term, short lock-out callable bonds.
In the 2010 first quarter, the very low LIBOR level provided little opportunity for FHLBank bonds and discount notes to return to their historic sub-LIBOR yields. In mid-2010, the increase in the 3-month LIBOR to 53 basis points had benefited the pricing of short- and intermediate-term FHLBank bonds as well as discount notes. In the 2010 third quarter, the 3-month LIBOR index declined to 29 basis points (at September 30, 2010), caused adverse spread compression. In response to changing interest rate market conditions, the FHLBNY then made tactical changes to its funding mix by reducing issuances of discount notes. In the 2010 fourth quarter, the U.S. Treasury and the FRB’s purchases of bonds brought some relief for investors seeking improved yields, and higher Treasury yields drove swap spreads wider resulting in some improvements in the cost of FHLBank short-term bullet bonds and discount notes.
Impact of business volume — Balance sheet contraction in 2010 caused Net interest income to decline by $125.0 million (Volume effects) over 2009. Decline in advance business volume, as measured by average advances outstanding, was the primary cause of the contraction. Average advances in 2010 were $85.9 billion down from $99.0 billion in 2009. For more information, see Table 10.10, Rate & Volume Analysis.
Additionally, in 2010, certain higher-yielding intermediate-term advances matured, and were replaced by lower yielding advances, and that too tended to lower Net interest income.
Impact of lower interest income from investing member capital — The FHLBNY earns significant interest income from investing its members’ capital to fund interest-earning assets. Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and to changes in the average outstanding capital and non-interest bearing liabilities (Volume effects). In 2010, the FHLBNY earned less interest income from investing members’ capital and net non-interest assets compared to 2009. The primary cause was the decline in stockholders capital stock, which has declined in parallel with the lower volume of advances borrowed by members. As capital declines, the FHLBNY has lower amounts of deployed capital to invest and enhance interest income. Typically, members’ capital is invested in short-term liquid investments, and the Bank earned lower income because of very lower yields in 2010, relative to 2009. For more information, see Table 10.9: Spread and Yield Analysis and Table 10.10: Rate and Volume Analysis.
Impact of qualifying hedges on Net interest income — The Bank deploys hedging strategies to protect future net interest income that may reduce income in the short-term. Net interest accruals of derivatives designated in a fair value or cash flow hedge qualifying under hedge accounting rules are recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities. They have a significant impact on Net interest income. On a GAAP basis, the impact of derivatives was to reduce reported 2010 Net interest income by $1.4 billion. For more information, see the table below.

2009 compared to 2008
2009 Net interest income was virtually flat compared to 2009, primarily because the benefits in 2009 from the 8 basis points improvement in Net interest spread and $6.1 billion increase in transaction volume were almost entirely offset by significantly lower earnings from deployed capital (shareholders’ equity and net non-interest costing liabilities) in a historically low interest rate environment for short-term investments. After a hectic period of growth for the FHLBNY in 2008 at a time when liquidity was generally unavailable at an economic price for members, a return to normalcy was inevitable in 2009.
2008 Net interest income had grown year-over-year since 2007 by 39.1% due to the extraordinary increase in advance volume (average outstanding advances), which grew 41.5%. Deployed capital increased as members purchased additional FHLBNY stock and the higher stock balances, and was a source of significant income. Spreads grew as the FHLBNY benefited from utilizing short-term bonds and discount notes in demand by eager investors.
Impact of qualifying hedges on Net interest income - On a GAAP basis, the impact of derivatives was to reduce 2009 Net interest income by $1.2 billion.
The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):
Table 10.7: Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Years ended December 31,
	2010	2009	2008

Interest Income	$3,077,961	$3,649,693	$4,512,059
Net interest adjustment from interest rate swaps	(1,999,353)	(1,792,006)	(453,180)

Reported interest income	1,078,608	1,857,687	4,058,879

Interest Expense	1,253,302	1,716,726	3,702,468
Net interest adjustment from interest rate swaps	(630,478)	(559,647)	(338,087)

Reported interest expense	622,824	1,157,079	3,364,381

Net interest income (Margin)	$455,784	$700,608	$694,498

Net interest adjustment — interest rate swaps	$(1,368,875)	$(1,232,359)	$(115,093)

[1]	Net interest accruals of derivatives designated in a fair value or cash flow hedge qualifying under the derivatives and hedge accounting rules were recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities, and had a significant impact on Net interest income.
As reported in the table above, the FHLBNY paid to swap counterparties increasing amounts of interest payments over the last three years, because the cash flow interest exchanges between the swap dealer and the FHLBNY have been such that the hedges of fixed-rate advances resulted in a significantly greater amounts of cash out-flows than the cash in-flows from hedges of fixed-rate consolidated obligation debt.
In a hedge of a fixed-rate advance, the FHLBNY pays the swap dealer fixed-rate interest payment (which typically mirrors the coupon of the hedged advance), and in return the swap counterparties pay the FHLBNY a pre-determined spread plus the prevailing LIBOR, which resets generally every three months.
In a hedge of a fixed-rate consolidated obligation bond, the FHLBNY pays the swap dealer a LIBOR-indexed interest payment, and in return the swap dealer pays to the FHLBNY fixed-rate interest payments (which typically mirrors the coupon paid to investors holding the FHLBank debt).
As reported in the table above, the unfavorable cash flow patterns of the interest rate swaps were indicative of the declining LIBOR rates (obligation of the swap counterparty) compared to fixed-rate obligation of the FHLBNY. The Bank is generally indifferent to changes in the cash flow patterns, as it achieves its overall net interest spread objective and remains indifferent for the most part to the volatility of interest rates.
Impact of economic hedges on Net interest income 2010, 2009 and 2008 — The FHLBNY executes certain transactions designated as economic hedges, primarily as hedges of FHLBNY debt. Under existing accounting rules, the interest income or expense generated from the derivatives designated as economic hedges are not reported as a component of Net interest income, although they have an economic impact on Net interest income. Under GAAP, interest income or expense from such derivatives are recorded as derivative gains and losses in Other income (loss).
The reporting classification of interest income or expense associated with swaps designated as economic hedges has no impact on Net income, as these adjustments are either reported as a component of Net interest income or as a component of Other income as gains or losses from hedging activities. In 2009, significant amounts of swaps were designated as economic hedges of consolidated obligation debt, in a hedging strategy that converted floating-rate debt indexed to 1-month LIBOR, the Prime rate, and the Federal Funds Effective rate to 3-month LIBOR cash flows. The Bank had also economically hedged certain short-term fixed-rate debt and discount notes that it believed would not be highly effective in offsetting changes in the fair values of the debt and the swap.

In 2010, on an economic basis, the impact of recording interest accruals from derivatives designated as “standalone” or economic hedges would have been to increase GAAP Net interest income by $81.5 million and reduce hedging gains in Other income. In 2009, on an economic basis, the impact would have been to also increase GAAP Net interest expense but by only $8.0 million. In 2008, GAAP Net interest income would have declined by $127.1 million. As discussed, the reporting classification has no impact on Net income.
The following table contrasts Net interest income, Net income spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):
Table 10.8: GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Years ended December 31,
	2010			2009			2008
	Amount	ROA	Net Spread	Amount	ROA	Net Spread	Amount	ROA	Net Spread
GAAP net interest income	$455,784	0.42%	0.37%	$700,608	0.56%	0.49%	$694,498	0.59%	0.41%

Interest income (expense)
Swaps not designated in a hedging relationship	81,454	0.08	0.08	8,026	0.01	0.01	(127,056)	(0.11)	(0.11)

Economic net interest income	$537,238	0.50%	0.45%	$708,634	0.57%	0.50%	$567,442	0.48%	0.30%

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
Spread and Yield Analysis
Average balance sheet information is presented below, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average was calculated for the period. When daily weighted average balance information was not available, a simple monthly average balance was calculated. Average yields were derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities.
Table 10.9: Spread and Yield Analysis

	Years ended December 31,
	2010			2009			2008
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate[1]	Balance	Expense	Rate[1]	Balance	Expense	Rate[1]
Earning Assets:
Advances	$85,908,274	$614,801	0.72%	$98,965,716	$1,270,643	1.28%	$92,616,501	$3,030,799	3.27%
Certificates of deposit and other	2,780,919	5,461	0.20	3,263,671	6,096	0.19	7,802,425	251,600	3.22
Federal funds sold and other overnight funds	5,673,805	9,061	0.16	8,386,126	18,635	0.22	4,333,408	86,688	2.00
Investments	12,003,578	383,863	3.20	12,761,836	490,333	3.84	12,441,712	611,897	4.92
Mortgage and other loans	1,281,549	65,422	5.10	1,386,964	71,980	5.19	1,467,561	77,895	5.31

Total interest-earning assets	$107,648,125	$1,078,608	1.00%	$124,764,313	$1,857,687	1.49%	$118,661,607	$4,058,879	3.42%

Funded By:
Consolidated obligations-bonds	$72,135,934	$572,730	0.79	$71,860,494	$953,970	1.33	$81,341,452	$2,620,431	3.22
Consolidated obligations-discount notes	21,727,968	42,237	0.19	41,495,955	193,041	0.47	28,349,373	697,729	2.46
Interest-bearing deposits and other borrowings	4,663,653	3,528	0.08	2,121,718	2,561	0.12	2,058,389	37,237	1.81
Mandatorily redeemable capital stock	82,650	4,329	5.24	137,126	7,507	5.47	166,372	8,984	5.40

Total interest-bearing liabilities	98,610,205	622,824	0.63%	115,615,293	1,157,079	1.00%	111,915,586	3,364,381	3.01%

Capital and other non-interest-bearing funds	9,037,920	—		9,149,020	—		6,746,021	—

Total Funding	$107,648,125	$622,824		$124,764,313	$1,157,079		$118,661,607	$3,364,381

Net Interest Income/Spread		$455,784	0.37%		$700,608	0.49%		$694,498	0.41%

Net Interest Margin (Net interest income/Earning Assets)			0.42%			0.56%			0.59%

[1]	Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the Bank and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond. Similarly, the Bank makes fixed-rate advances to members and hedges the advance with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and rates are annualized.

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
Table 10.10: Rate and Volume Analysis
2010 compared to 2009

	For the years ended
	December 31, 2010 vs. December 31, 2009
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(150,608)	$(505,234)	$(655,842)
Certificates of deposit and other	(936)	301	(635)
Federal funds sold and other overnight funds	(5,120)	(4,454)	(9,574)
Investments	(27,855)	(78,615)	(106,470)
Mortgage loans and other loans	(5,397)	(1,161)	(6,558)

Total interest income	(189,916)	(589,163)	(779,079)

Interest Expense
Consolidated obligations-bonds	3,644	(384,884)	(381,240)
Consolidated obligations-discount notes	(67,869)	(82,935)	(150,804)
Deposits and borrowings	2,195	(1,228)	967
Mandatorily redeemable capital stock	(2,866)	(312)	(3,178)

Total interest expense	(64,896)	(469,359)	(534,255)

Changes in Net Interest Income	$(125,020)	$(119,804)	$(244,824)

2009 compared to 2008

	For the years ended
	December 31, 2009 vs. December 31, 2008
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$207,773	$(1,967,929)	$(1,760,156)
Certificates of deposit and other	(146,358)	(99,146)	(245,504)
Federal funds sold and other overnight funds	81,073	(149,126)	(68,053)
Investments	15,744	(137,308)	(121,564)
Mortgage loans and other loans	(4,278)	(1,637)	(5,915)

Total interest income	153,954	(2,355,146)	(2,201,192)

Interest Expense
Consolidated obligations-bonds	(305,431)	(1,361,030)	(1,666,461)
Consolidated obligations-discount notes	323,561	(828,249)	(504,688)
Deposits and borrowings	1,146	(35,822)	(34,676)
Mandatorily redeemable capital stock	(1,579)	102	(1,477)

Total interest expense	17,697	(2,224,999)	(2,207,302)

Changes in Net Interest Income	$136,257	$(130,147)	$6,110

Allowance for Credit Losses — 2010, 2009 and 2008
•	Mortgage loans held-for-portfolio — The Bank evaluates mortgage loans at least quarterly on an individual loan-by-loan basis and compares the fair values of collateral (net of liquidation costs) to recorded investment values in order to measure credit losses on impaired loans. Based on the analysis performed, a provision of $1.4 million was recorded. Charge offs were insignificant in all periods, and were substantially recovered through the credit enhancement provisions of MPF loans. Cumulatively, the allowance for credit losses recorded in the Statements of Condition have grown to $5.8 million at December 31, 2010, compared to $4.5 million at December 31, 2009. The FHLBNY believes the allowance for loan losses is adequate to cover the losses inherent in the FHLBNY’s mortgage loan portfolio.
•	Advances — The FHLBNY’s credit risk from advances at December 31, 2010 and 2009 were concentrated in commercial banks, savings institutions and insurance companies. All advances were fully collateralized during their entire term. In addition, borrowing members pledged their stock in the FHLBNY as additional collateral for advances. The FHLBNY has not experienced any losses on credit extended to any member since its inception. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.

Analysis of Non-Interest Income (Loss)
The principal components of non-interest income (loss) are summarized below (in thousands):
Table 10.11: Other Income (loss)

	Years ended December 31,
	2010	2009	2008

Other income (loss):
Service fees	$4,918	$4,165	$3,357
Instruments held at fair value-Unrealized (losses) gains	(3,343)	15,523	(8,325)

Total OTTI losses	(5,052)	(140,912)	—
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive loss	(3,270)	120,096	—

Net impairment losses recognized in earnings	(8,322)	(20,816)	—

Net realized and unrealized (losses) gains on derivatives and hedging activities	26,756	164,700	(199,259)
Net realized gains from sale of securities	931	721	1,058
Provision for derivative counterparty credit losses	—	—	(64,523)
Other[1]	(4,399)	77	233

Total other income (loss)	$16,541	$164,370	$(267,459)

[1]	Includes losses and gains in debt transfers and debt extinguishment.
Service fees
Service fees are derived primarily from providing correspondent banking services to members and fees earned on standby letters of credit. The Bank does not consider income from such services to be a significant element of its operations.
Net impairment losses recognized in earnings on held-to-maturity securities — Other-than-temporary impairment (“OTTI”) — 2010, 2009 and 2008
In 2010, credit related OTTI charged to income was $8.3 million compared with $20.8 million in 2009. The OTTI charges were primarily as the result of additional credit losses recognized on previously impaired private-label mortgage-backed securities because of further deterioration in the performance parameters of the securities. The non-credit portion of OTTI recorded in AOCI was not significant. In 2009, the non-credit portion of OTTI recorded in AOCI was $120.1 million. No OTTI was identified in 2008.
Net realized and unrealized gain (loss) on derivatives and hedging activities and Earnings impact of derivatives and hedging activities — 2010, 2009 and 2008
The Bank may designate a derivative as either a hedge of (1) the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (fair value hedge); (2) a forecasted transaction; or (3) the variability of future cash flows of a floating-rate asset or liability (cash flow hedge). The Bank may also designate a derivative as an economic hedge, which does not qualify for hedge accounting under the accounting standards for derivatives and hedging.
Changes in the fair value of a derivative that qualifies as a fair value hedge under the accounting standards for derivatives and hedging and the offsetting gain or loss on the hedged asset or liability attributable to the hedged risk are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. To the extent that changes in the fair value of the derivative is not entirely offset by changes in the fair value of the hedged asset or liability, the net impact from hedging activities represents hedge ineffectiveness.
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

Earnings impact of Instruments held at fair value under the Fair Value Option — 2010, 2009 and 2008
Under the accounting standards for the fair value option (“FVO”) for financial assets and liabilities, the FHLBNY elected to carry certain consolidated obligation bonds and discount at fair value in the Statements of Condition. The Bank records changes in the unrealized fair value gains and losses on these liabilities in Other income. In general, transactions elected for the fair value option are in economic hedge relationships by the execution of interest rate swaps to offset the fair value volatility of consolidated obligation debt elected under the FVO.
The recorded P&L impact of fair value changes of consolidated obligation bonds and discount notes under the FVO are primarily unrealized. Debt under the FVO designation consisted primarily of intermediate term bonds and discount notes. Gains are recorded when the debt’s market observable yields (with appropriate consideration for credit standing) are higher than the contractual coupons or yields of the designated debt as of the balance sheet dates. Conversely, if market interest rates fall below the contractual coupons or yields, a fair value loss is recorded. Losses and gains would also be recorded in the period the debt matures, causing previously recorded unrealized gains and losses to reverse in that period. Said another way, when bonds and discount notes are recorded at fair value and are held to maturity, their cumulative fair value changes sum to zero at maturity.
The Bank hedges debt designated under the FVO on an economic basis by executing interest rate swaps with terms that match such debt. Unrealized gains and losses in 2010, 2009 and 2008 were almost entirely offset by fair value changes on derivatives that economically hedged the debt. For more information, see Table 10.13 below and Note 19 — Fair Values of Financial Instruments to the audited financial statements accompanying this report.
Debt extinguishment and sales of available-for-sale securities
The Bank retires debt principally to reduce future debt costs when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities. When assets are prepaid ahead of their expected or contractual maturities, the Bank also attempts to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns. Bond retirement typically requires a payment of a premium resulting in a loss. The Bank typically receives prepayment fees when assets are prepaid, and the FHLBNY typically remains economically indifferent.
From time to time, the bank may sell investment securities classified as available-for-sale, or on an isolated basis, may be asked by the issuer of a security, which the Bank has classified as held-to-maturity (“HTM”) to redeem the investment security. See Significant Accounting Policies in the financial statements accompanying this MD&A.
The following table summarizes such activities (in thousands):
Table 10.12: Gains (Losses) on Sale and Extinguishment of Financial Instruments

	Years ended December 31,
	2010	2009	2008

Gains-Sales of investment securities	$931	$721	$1,058

Losses-Extinguishment and/or transfer of debt	$(2,115)	$(70)	$—

In 2010, the Bank realized net gains of $0.7 million from sales of mortgage-backed securities from the AFS portfolio; and $0.2 million to accommodate a request by the issuer to redeem housing finance agency classified as HTM and the sale was considered to be “in-substance maturities” in accordance with accounting rules. In 2009 the Bank also sold certain AFS securities and was asked to redeem a housing finance agency bond classified as HTM. In 2008 the Bank was asked by the issuer to redeem two housing finance agency bonds classified as held-to-maturity at a premium that resulted in a gain of $1.1 million. In 2010, the Bank paid a premium (expense) of $2.1 million to redeem consolidated obligation bonds.

Earnings Impact of Derivatives and Hedging Activities — 2010, 2009 and 2008.
The following tables summarize the impact of hedging activities on earnings for each of the three years ended December 31, 2010, 2009 and 2008 (in thousands):
Table 10.13: Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	December 31, 2010
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion of hedging activities reported in net interest income	$(2,132)	$(22)	$(3,474)	—	$—	$—	$(5,628)

Net realized and unrealized gains (losses) on derivatives and hedging activities	3,240	—	9,144	—	—	—	12,384
Net gains (losses) derivatives-FVO	—	—	29,431	3,964	—	—	33,395
Gains (losses)-economic hedges	(6,887)	(24)	16,502	716	(29,775)	445	(19,023)

Reported in Other income	(3,647)	(24)	55,077	4,680	(29,775)	445	26,756

Total	$(5,779)	$(46)	$51,603	$4,680	$(29,775)	$445	$21,128

	December 31, 2009
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion of hedging activities reported in net interest income	$(1,226)	$36	$(1,980)	$361	$—	$—	$(2,809)

Net realized and unrealized gains (losses) on derivatives and hedging activities	(4,542)	—	25,648	—	—	—	21,106
Net gains (losses) derivatives-FVO	—	—	(1,168)	—	—	—	(1,168)
Gains (losses)-economic hedges	(6,409)	(20)	52,311	33,606	65,321	(47)	144,762

Reported in Other income	(10,951)	(20)	76,791	33,606	65,321	(47)	164,700

Total	$(12,177)	$16	$74,811	$33,967	$65,321	$(47)	$161,891

	December 31, 2008
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion of hedging activities reported in net interest income	$(2,472)	$81	$(459)	$—	$—	$—	$(2,850)

Net realized and unrealized gains (losses) on derivatives and hedging activities	31,838	—	(43,539)	(333)	—	—	(12,034)
Net gains (losses) derivatives-FVO	—	—	7,193	—	—	—	7,193
Gains (losses)-economic hedges	(22,656)	(3)	(159,686)	8,142	(20,695)	480	(194,418)

Reported in Other income	9,182	(3)	(196,032)	7,809	(20,695)	480	(199,259)

Total	$6,710	$78	$(196,491)	$7,809	$(20,695)	$480	$(202,109)

Key components of hedging gains and losses were primarily due to:
•	Hedge ineffectiveness from fair value hedges of advances and consolidated obligation liabilities that qualified for hedge accounting treatment. Hedge ineffectiveness is typically the difference between changes in fair values of hedged consolidated obligation bonds and advances due to changes in the benchmark rate (adopted as the 3-month LIBOR rate) and changes in the fair value of the associated derivatives.
•	Fair value changes of interest rate swaps designated in economic hedges of consolidated obligation debt, without the offsetting benefit of fair value changes of the hedged debt.
•	Fair value changes of interest rate caps designated in economic hedges of GSE issued capped floating-rate MBS. Market pricing of the tenor and strikes of caps owned by the FHLBNY has fallen steeply since December 31, 2009 primarily because of lower volatilities for such caps. As a result, purchased caps are exhibiting fair value losses. The fair values of the caps, which stood at $41.9 million at December 31, 2010, will ultimately decline to zero if the caps are held to their contractual maturities.
•	Swap income or expense, primarily swap interest accruals, associated with swaps designated as economic hedges.
Qualifying hedges under the accounting standards for derivatives and hedging 2010, 2009 and 2008 — Hedge ineffectiveness occurs when changes in the fair value of the derivative and the associated hedged financial instrument (generally debt or an advance) do not perfectly offset each other. Hedge ineffectiveness is associated with changes in the benchmark interest rate and volatility, and the extent of the mismatch of the structures of the derivative and the hedged financial instrument.
The Bank’s conservative hedging policies of matching derivatives and hedged items with mirror image terms, taken together with the relatively stable interest rates and volatilities in 2010, kept hedge ineffectiveness low. A gain of $12.4 million was recorded in 2010, compared to a gain of $21.1 million in 2009, and a loss of $12.0 million in 2008. See Table 10.13 above for details.

Typically, the FHLBNY hedges its advances and bonds with structures that are almost identical, and gains and losses represent hedge ineffectiveness caused by the asymmetrical impact of interest rate volatility on hedged debt and advances and associated swaps. Besides market volatility of interest rates, gains and losses are also caused by the timing of the maturity of swaps, because all gains and losses are unrealized and reverse as swaps mature or approach maturity. Thus, a fair value loss in a reported period will be followed by a gain in the period the swap matures.
Hedging gains in 2009 in part were due to the reversal of 2008 fair value losses of debt hedges that matured in 2009 or were effectively matured when call options were exercised, and in part as a result of market volatility of interest rates causing fair values of hedged bonds to diverge from the swap fair values. Hedging losses in 2008 were mostly caused by the asymmetrical impact of interest rate volatility of hedged debt versus its impact on the swaps.
Economic hedges 2010, 2009 and 2008 — While the P&L impact of derivatives that economically hedged advances, bonds and discounts notes in 2010 was only a net gain of $14.4 million (Net gain of $33.4 million on derivatives hedging debt under the FVO minus Net loss of $19.0 million from derivatives economically hedging cash items). Their impact in 2009 and 2008 was significant. See Table 10.13 above for more information.
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
Economic hedges
Interest rate swaps — Fair value changes — The principal components of changes in the fair values of interest rate swaps in economic hedges, often referred to as “one-sided marks” were:
•	Consolidated obligation bonds — economic hedges — Unrealized gains and losses were generated primarily by: (1) Basis swaps that synthetically converted floating-rate debt (based on non- 3-month LIBOR: Prime rate, Federal funds rate, and 1-month LIBOR rate) to 3-month LIBOR cash flows, and (2) Short-term callable debt swapped by mirror image interest rate swaps. The “pay-leg” of the basis swaps floats with changes to the 3-month LIBOR index. The “receive-leg” floats with changes to indices other than 3-month LIBOR. In 2010, a significant percentage of basis swaps and short-term callable swaps designated as economic hedges matured, or were nearing maturity.
•	Consolidated obligation discount notes — economic hedges — The FHLBNY hedges the principal amounts of certain term discount notes to convert fixed cash flows to LIBOR indexed cash flows. Fair value losses are all unrealized and will reverse over time. In a declining interest rate environment, the pay-fixed, receive floating swaps are exhibiting fair value losses.
Interest rate swaps — Cash flows (Net interest accruals) — Swap interest accruals are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities if the swap is designated as an economic hedge. If the swap qualifies for hedge accounting treatment, cash flows are recorded as a component of Net interest income. The classification of swap accruals, either as a component of Net interest income or derivatives and hedging activities, has no impact on Net income.
Net interest accrual income represented the net cash in-flows primarily from basis swaps hedging the basis risk of changes in floating-rate debt that were indexed to rates other than 3-month LIBOR. Under the contractual terms of the basis swaps the FHLBNY is receiving cash flows indexed to an agreed-upon spread to the daily Federal funds effective rate, the 1-month LIBOR rate, and the Prime rate, and in return paying cash flows indexed to an agreed upon spread to the 3-month LIBOR rate.
Interest rate caps — The Bank has an inventory of $1.9 billion of interest-rate caps with final maturities in 2018 and strikes ranging from 6.20% to 6.75% indexed mainly to 1-month LIBOR. The caps were purchased at a cost of $46.9 million. The fair values of the caps will exhibit unrealized gains and losses in line with volatility and direction of interest rates, but will ultimately decline to zero over the contractual life of the caps if held to maturity.
In a declining interest rate environment at December 31, 2010, relative to 2009, fair values of purchased caps were exhibiting fair value losses. At December 31, 2010, fair values of interest rate caps were $41.9 million, down from $71.0 million at December 31, 2009. In 2009, fair value changes of purchased caps contributed net unrealized gains of $63.3 million in the rising interest rate environment relative to 2008. In 2008, the aggregate fair values of purchased caps declined in a lower interest rate environment, resulting in a net fair value loss of $38.7 million.

Swaps economically hedging instruments designated under the FVO — In a declining interest rate environment, the interest rate swaps that were economic hedges of debt under the FVO were in a fair value gain positions. Such swaps are structured for the Bank to receive fixed rate cash flows and pay floating rate (LIBOR-indexed) cash flows to swap counterparties and in a declining interest rate environment, the fair values of the swaps would be in an unrealized fair value gain position. Such gains will also decline to zero if held to maturity or to their call dates. Interest accruals were likewise positive in 2010 and 2009.
Derivative gains and losses reclassified from Accumulated other comprehensive income (loss) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):
Table 10.14: Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Years ended December 31,
Accumulated other comprehensive income/(loss) from cash flow hedges	2010	2009	2008
Beginning of period	$(22,683)	$(30,191)	$(30,215)
Net hedging transactions	(249)	—	(6,100)
Reclassified into earnings	7,736	7,508	6,124

End of period	$(15,196)	$(22,683)	$(30,191)

Cash Flow Hedges
In 2010, 2009 and 2008, fair value basis were reclassified from AOCI as interest expense in parallel with the recognition of interest expense of the debt that had been hedged by “cash flow hedges” in prior years. Fair value basis from settled hedges in 2010 and 2009 were not material.
In 2010, 2009 and 2008 no material amounts were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges, because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. Ineffectiveness from hedges designated as cash flow hedges was not material in any periods reported in this Form 10-K. Over the next 12 months, it is expected that $4.9 million of net losses recorded in AOCI will be recognized as an interest expense.
There were no open anticipatory cash flow hedges at the current quarter end.
Non-Interest Expense
Operating expenses included the administrative and overhead costs of operating the Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
The FHLBanks, including the FHLBNY, fund the cost of the Office of Finance, a joint office of the FHLBanks that facilitates issuing and servicing the consolidated obligations of the FHLBanks, preparation of the combined quarterly and annual financial reports, and certain other functions. The FHLBanks and two GSEs are also assessed the operating expenses of the Finance Agency, the regulator of the FHLBanks.
Operating expenses, excluding the assessed cost of operation of the Office of Finance and the Finance Agency, rose 12.5% in 2010 to $85.6 million. The increase primarily represented the cost of adding staff, increased cost of employee benefits, and general inflationary increase in salary expenses. Consulting costs were also significant and they ranged from strategic to information systems planning and implementation. Consulting costs with respect to the implementation of OTTI caused increases in audit and audit-related expenses. The cost of compliance remains a very significant overhead expense for the Bank. Operating expense rose 14.8% in 2009 from 2008 and the increase also represented staff costs.

Operating Expenses
The following table sets forth the major categories of operating expenses (dollars in thousands):
Table 10.15: Operating Expenses

	Years ended December 31,
		Percentage of		Percentage of		Percentage of
	2010	total	2009	total	2008	total

Salaries	$29,120	34.02%	$27,366	35.98%	$25,565	38.58%
Employee benefits	29,100	34.00	22,412	29.46	18,805	28.38
Temporary workers	116	0.14	162	0.21	282	0.43
Occupancy	4,316	5.04	4,347	5.71	4,079	6.16
Depreciation and leasehold amortization	5,646	6.60	5,405	7.11	4,971	7.50
Computer service agreements and contractual services	8,862	10.35	6,798	8.94	5,053	7.62
Professional and legal fees	2,981	3.48	3,274	4.30	2,469	3.73
Other *	5,452	6.37	6,301	8.29	5,039	7.60

Total operating expenses	$85,593	100.00%	$76,065	100.00%	$66,263	100.00%

Finance Agency and Office of Finance	$9,822		$8,110		$6,395

*	Other primarily represents audit fees, director fees and expenses, insurance and telecommunications.
As of December 31, 2010, the FHLBNY had 268 full-time and 3 part-time employees. At December 31, 2009, the FHLBNY had 259 full-time and 5 part-time employees. At December 31, 2008, there were 247 full-time and 4 part-time employees.
Assessments
Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program (“AHP”) and to satisfy its Resolution Funding Corporation assessment (“REFCORP”). For more information, see “Affordable Housing Program and Other Mission Related Programs” and “Assessments” under ITEM 1 BUSINESS in this MD&A.
Affordable Housing Program obligations — The Bank fulfils its AHP obligations primarily through direct grants to members, who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBNY sets aside 10 percent from its pre-assessment regulatory net income for the Affordable Housing Program. Regulatory net income is defined as GAAP net income before interest expense on mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP. The amounts set aside are considered as the Bank’s liability towards its Affordable Housing Program obligations. AHP grants and subsidies are provided to members out of this liability.
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):
Table 11.1: Affordable Housing Program Liabilities

	Years ended December 31,
	2010	2009	2008

Beginning balance	$144,489	$122,449	$119,052
Additions from current period’s assessments	31,095	64,251	29,783
Net disbursements for grants and programs	(37,219)	(42,211)	(26,386)

Ending balance	$138,365	$144,489	$122,449

REFCORP — The following table provides roll-forward information with respect to changes in REFCORP liabilities (in thousands):
Table 11.2: REFCORP

	Years ended December 31,
	2010	2009	2008

Beginning balance	$24,234	$4,780	$23,998
Additions from current period’s assessments	68,881	142,689	64,765
Net disbursements to REFCORP	(71,498)	(123,235)	(83,983)

Ending balance	$21,617	$24,234	$4,780

REFCORP and AHP assessments are calculated on Net income and the decreases were due to significant decrease in 2010 Net income compared to 2009. For more information about REFCORP and AHP assessments see the section Assessments in this Form 10-K.

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
The following table sets forth a five-year history of the FHLBNY’s advances and mortgage loan portfolios as of December 31, (in thousands):
Table 12.1: Advances and Mortgage Loan Portfolios

	December 31,
	2010	2009	2008	2007	2006

Advances	$81,200,336	$94,348,751	$109,152,876	$82,089,667	$59,012,394

Mortgage loans before allowance for credit losses	$1,271,564	$1,322,045	$1,459,291	$1,492,261	$1,484,012

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
The FHLBNY’s members are required to pledge collateral to secure advances. Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate-related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest. The FHLBNY has the right to take such steps as it deems necessary to protect its secured position on outstanding advances, including requiring additional collateral (whether or not such additional collateral would otherwise be eligible to secure a loan). The FHLBNY also has a statutory lien under the FHLBank Act on the capital stock of its members, which serves as further collateral for members’ indebtedness to the FHLBNY.
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

The FHLBNY has also established collateral maintenance levels for borrower collateral that are intended to help ensure that the FHLBNY has sufficient collateral to cover credit extensions and reasonable expenses arising from potential collateral liquidation and other unknown factors. Collateral maintenance levels are designated by collateral type and are periodically adjusted to reflect current market and business conditions. Maintenance levels for individual borrowers may also be adjusted based on the overall financial condition of the borrower or another, third-party entity involved in the collateral relationship with the FHLBNY. Borrowers are required to maintain an amount of eligible collateral with a liquidation value at least equal to the borrower’s current collateral maintenance level. All borrowers that pledge mortgage loans as collateral are also required to provide, on a monthly or quarterly basis, a detailed listing of mortgage loans pledged. The FHLBNY uses this detailed reporting to monitor and track payment performance of the collateral and to assess the risk profile of the pledged collateral based on mortgage characteristics, geographic concentrations and other pertinent risk factors.
Drawing on current industry standards, the FHLBNY establishes collateral valuation methodologies for each collateral type and calculates the estimated liquidation value of the pledged collateral to determine whether a borrower has satisfied its collateral maintenance requirement. The FHLBNY evaluates liquidation values on a weekly basis.
The FHLBNY makes on-site review of borrowers in connection with the evaluation of the borrowers’ pledged mortgage collateral. This review involves a qualitative assessment of risk factors that includes an examination of legal documentation, credit underwriting, and loan-servicing practices on mortgage collateral. The FHLBNY has developed the on-site review process to more accurately value each borrower’s pledged mortgage portfolio based on current secondary-market standards. The results of the review may lead to adjustments in the estimated liquidation value of pledged collateral. The FHLBNY may also make additional market value adjustments to a borrower’s pledged mortgage collateral based on the quality and accuracy of the automated data provided to the FHLBNY. See Tables 12.1 — 12.5 for more information.
Credit Risk and Concentration Risk — Advances
While the FHLBNY has never experienced a credit loss on an advance, the expanded eligible collateral for Community Financial Institutions and non-member housing associates permitted, but not required, by the Finance Agency provides the potential for additional credit risk for the FHLBNY. It is the FHLBNY’s current policy not to accept “expanded” eligible collateral from Community Financial Institutions. The management of the FHLBNY has the policies and procedures in place to appropriately manage credit risk associated with the advance business. In extending credit to a member, the FHLBNY adheres to specific credit policy limits approved by its Board of Directors. The FHLBNY has not established limits for the concentrations of specific types of advances, but management reports the activity in advances to the Board each month. Each quarter, management reports the concentrations of convertible advances made to individual members. At December 31, 2010 and 2009, all advances were current. Management does not anticipate any credit losses, and accordingly, the FHLBNY has not provided an allowance for credit losses on advances. The FHLBNY’s potential credit risk from advances is concentrated in commercial banks, savings institutions and insurance companies. At December 31, 2010 and 2009, the Bank had advances of $54.1 billion and $59.5 billion outstanding to ten member institutions, representing 70.3% and 65.6% of total advances outstanding, and sufficient collateral was held to cover the advances to these institutions.
Collateral Coverage of Advances
The FHLBNY lends to financial institutions involved in housing finance within its district. In addition, the FHLBNY is permitted, but not required, to accept collateral in the form of small business or agricultural loans (“expanded collateral”) from Community Financial Institutions (“CFIs”). Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances. All member obligations, with the FHLBNY must be fully collateralized throughout their entire term. As of December 31, 2010 and 2009, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:
•	Allows a member to retain possession of the collateral assigned to the FHLBNY, provided the member executes a written security agreement and agrees to hold such collateral for the benefit of the FHLBNY; or
•	Requires the member specifically to assign or place physical possession of such collateral with the FHLBNY or its safekeeping agent.
The following table summarizes pledged collateral in support of advances at December 31, 2010 and 2009 (in thousands):
Table 12.2: Collateral Supporting Advances to Members

		Underlying Collateral for Advances
		Mortgage	Securities and
	Advances[1]	Loans[2]	Deposits[2]	Total[2]
December 31, 2010	$76,939,539	$99,348,492	$42,461,442	$141,809,934

December 31, 2009	$90,737,700	$111,346,235	$49,564,456	$160,910,691

Note[1]	Par value

Note[2]	Estimated market value

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
The following table summarizes pledged collateral in support of other member obligations (other than advances) at December 31, 2010 and 2009 (in thousands):
Table 12.3: Collateral Supporting Member Obligations Other Than Advances

		Underlying Collateral for Other Obligations
	Other	Mortgage	Securities and
	Obligations[1]	Loans[2]	Deposits[2]	Total[2]
December 31, 2010	$2,057,501	$5,772,835	$213,620	$5,986,455

December 31, 2009	$720,622	$2,257,204	$126,970	$2,384,174

Note[1]	Standby financial letters of credit, derivatives and members’ credit enhancement guarantee amount. (“MPFCE”)

Note[2]	Estimated market value
The outstanding member obligations consisted principally of standby letters of credit, a small amount of collateralized value of outstanding derivatives, and members’ credit enhancement guarantee amount (“MPFCE”) on loans sold to the FHLBNY through the Mortgage Partnership Finance program. The FHLBNY’s underwriting and collateral requirements for securing Letters of Credit are the same as its requirements for securing advances.
The following table shows the breakdown of collateral pledged by members between those that were specifically listed and those in the physical possession or that of its safekeeping agent (in thousands):
Table 12.4: Location of Collateral Held

	Estimated Market Values
	Collateral in	Collateral	Collateral	Total
	Physical	Specifically	Pledged for	Collateral
	Possession	Listed	AHP	Received
December 31, 2010	$48,604,470	$99,289,202	$(97,283)	$147,796,389

December 31, 2009	$57,660,864	$105,714,763	$(80,762)	$163,294,865
Total collateral pledged to the FHLBNY includes excess collateral pledged above the FHLBNY’s minimum collateral requirements. However, the total collateral received excludes collateral pledged for AHP obligations. The Maximum Lendable Value ranges from 97% to 67% based on the collateral type. It is common for members to maintain excess collateral positions with the FHLBNY for future liquidity needs. Based on several factors (e.g. advance type, collateral type or member financial condition) members are required to comply with specified collateral requirements, including but not limited to, a detailed listing of pledged mortgage collateral and/or delivery of pledged collateral to FHLBNY or its designated collateral custodian(s). For example, all pledged securities collateral must be delivered to the FHLBNY’s nominee name at Citibank, N.A., the FHLBNY’s securities safekeeping custodian. Mortgage collateral that is required to be in the FHLBNY’s possession is typically delivered to the FHLBNY’s Jersey City, NJ facility. However, in certain instances, delivery to an FHLBNY approved custodian may be allowed.

Concentration analysis — Top Ten Advance Holders
The following table summarizes the top ten advance holders (dollars in thousands):
Table 12.5: Top Ten Advance Holders

	December 31, 2010
				Percentage of
			Par	Total Par Value	12-months
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,025,000	22.1%	$705,743
Metropolitan Life Insurance Company	New York	NY	12,555,000	16.3	294,526
New York Community Bank*	Westbury	NY	7,793,165	10.1	307,102
MetLife Bank, N.A.	Bridgewater	NJ	3,789,500	4.9	61,036
Manufacturers and Traders Trust Company	Buffalo	NY	2,758,000	3.6	42,979
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.3	77,544
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,391,000	3.1	107,917
Valley National Bank	Wayne	NJ	2,310,500	3.0	98,680
New York Life Insurance Company	New York	NY	1,500,000	2.0	14,678
First Niagara Bank, National Association	Buffalo	NY	1,473,493	1.9	24,911

Total			$54,095,658	70.3%	$1,735,116

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2009
				Percentage of
			Par	Total Par Value	12-months
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,275,000	19.0%	$710,900
Metropolitan Life Insurance Company	New York	NY	13,680,000	15.1	356,120
New York Community Bank*	Westbury	NY	7,343,174	8.1	310,991
Manufacturers and Traders Trust Company	Buffalo	NY	5,005,641	5.5	97,628
The Prudential Insurance Co. of America	Newark	NJ	3,500,000	3.9	93,601
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,000,000	3.3	120,870
Emigrant Bank	New York	NY	2,475,000	2.7	64,131
Doral Bank	San Juan	PR	2,473,420	2.7	86,389
MetLife Bank, N.A.	Bridgewater	NJ	2,430,500	2.7	46,142
Valley National Bank	Wayne	NJ	2,322,500	2.6	103,707

Total			$59,505,235	65.6%	$1,990,479

*	At December 31, 2009, officer of member bank also served on the Board of Directors of the FHLBNY.
Investment quality
The FHLBNY’s investments are summarized below (dollars in thousands):
Table 13.1: FHLBNY’s Investments

	December 31,		Dollar	Percentage
	2010	2009	Variance	Variance

State and local housing finance agency obligations [1]	$770,609	$751,751	$18,858	2.51%
Mortgage-backed securities
Available-for-sale securities, at fair value	3,980,135	2,240,564	1,739,571	77.64
Held-to-maturity securities, at carrying value	6,990,583	9,767,531	(2,776,948)	(28.43)

Total securities	11,741,327	12,759,846	(1,018,519)	(7.98)

Grantor trusts [2]	9,947	12,589	(2,642)	(20.99)
Federal funds sold	4,988,000	3,450,000	1,538,000	44.58

Total investments	$16,739,274	$16,222,435	$516,839	3.19%

[1]	Classified as held-to-maturity securities, at carrying value.

[2]	Classified as available-for-sale securities, at fair value and represents investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts.

Investment rating
External ratings and the changes in a security’s external rating are factors in the FHLBNY’s assessment of impairment; a rating or a rating change alone is not necessarily indicative of impairment or absence of impairment.
The following tables contain information about credit ratings of the Bank’s investments in Held-to-maturity (“HTM”) and Available-for-sale securities (“AFS”) at December 31, 2010 (in thousands):
Table 13.2: NRSRO Held-to-Maturity Securities
External ratings — Held-to-maturity securities — December 31, 2010:

		NRSRO Ratings — December 31, 2010
						Below
	Carrying					Investment
Issued, guaranteed or insured:	Value	AAA	AA	A	BBB	Grade
Pools of Mortgages
Fannie Mae	$857,387	$857,387	$—	$—	$—	$—
Freddie Mac	244,041	244,041	—	—	—	—

Total pools of mortgages	1,101,428	1,101,428	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,637,261	1,637,261	—	—	—	—
Freddie Mac	2,790,103	2,790,103	—	—	—	—
Ginnie Mae	116,126	116,126	—	—	—	—

Total CMOs/REMICs	4,543,490	4,543,490	—	—	—	—

Commercial Mortgage-Backed Securities
Fannie Mae	100,492	100,492	—	—	—	—
Freddie Mac	375,901	375,901	—	—	—	—
Ginnie Mae	48,747	48,747	—	—	—	—

Total commercial mortgage-backed securities	525,140	525,140	—	—	—	—

Non-GSE MBS
CMOs/REMICs	292,477	188,598	7,812	17,469	—	78,598

Asset-Backed Securities
Manufactured housing loans (insured)	176,592	—	176,592	—	—	—
Home equity loans (insured)	191,637	9,614	70,679	21,182	13,538	76,624
Home equity loans (uninsured)	159,819	95,282	11,484	49,145	3,908	—

Total asset-backed securities	528,048	104,896	258,755	70,327	17,446	76,624

Total HTM mortgage-backed securities	$6,990,583	$6,463,552	$266,567	$87,796	$17,446	$155,222

Other
State and local housing finance agency obligations	$770,609	$71,461	$631,943	$—	$67,205	$—

Total other	$770,609	$71,461	$631,943	—	$67,205	$—

Total Held-to-maturity securities	$7,761,192	$6,535,013	$898,510	$87,796	$84,651	$155,222

External ratings — Available-for-sale securities — December 31, 2010:
Table 13.3: NRSRO Available-for-Sale Securities

		NRSRO Ratings — December 31, 2010
Issued, guaranteed or insured:	Fair Value	AAA	AA	A

Pools of Mortgages
Fannie Mae	$—	$—	$—	$—
Freddie Mac	—	—	—	—

Total pools of mortgages	—	—	—	—

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,428,541	2,428,541	—	—
Freddie Mac	1,429,900	1,429,900	—	—
Ginnie Mae	71,922	71,922	—	—

Total CMOs/REMICs	3,930,363	3,930,363	—	—

Commercial Mortgage-Backed Securities
Fannie Mae	49,772	49,772	—	—

Non-GSE MBS
CMOs/REMICs	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—

Total non-federal-agency MBS	—	—	—	—

Asset-Backed Securities
Manufactured housing loans (insured)	—	—	—	—
Home equity loans (insured)	—	—	—	—
Home equity loans (uninsured)	—	—	—	—

Total asset-backed securities	—	—	—	—

Total AFS mortgage-backed securities	$3,980,135	$3,980,135	$—	$—

Other
Fixed income funds, equity funds and cash equivalents *	$9,947

Total Available-for-sale securities	$3,990,082

*	Unrated

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
Available-for-sale securities — All MBS outstanding at December 31, 2010 and 2009 and classified as AFS were issued by Fannie Mae and Freddie Mac.
Held-to-maturity securities — Primarily comprised of MBS also issued by Fannie Mae, Freddie Mac and a government agency at December 31, 2010 and 2009.
The following table summarizes the carrying value basis of held-to-maturity mortgage-backed securities by issuer (dollars in thousands):
Table 13.4: Carrying Value Basis of Held-to-Maturity Mortgage-Backed Securities by Issuer

	December 31,	Percentage	December 31,	Percentage
	2010	of Total	2009	of Total

U.S. government sponsored enterprise residential mortgage-backed securities
Fannie Mae	$2,494,647	35.69%	$3,746,768	38.36%
Freddie Mac	3,034,145	43.40	4,735,371	48.48
U.S. agency residential mortgage-backed securities	116,126	1.66	171,531	1.76
U.S. government sponsored enterprise commercial mortgage-backed securities	476,393	6.81	—	—
U.S. agency commercial mortgage-backed securities	48,748	0.70	49,526	0.51
Private-label issued securities	820,524	11.74	1,064,335	10.89

Total Held-to-maturity securities-mortgage-backed securities	$6,990,583	100.00%	$9,767,531	100.00%

Non-Agency Private label mortgage — and asset-backed securities
At December 31, 2010 and 2009, the Bank also held MBS that were privately issued. All private-label MBS were classified as held-to-maturity. The following table summarizes private-label mortgage- and asset-backed securities by fixed- or variable-rate coupon types (Unpaid principal balance; in thousands):
Table 13.5: Non-Agency Private Label Mortgage — And Asset-Backed Securities

	December 31, 2010			December 31, 2009
		Variable			Variable
Private-label MBS	Fixed Rate	Rate	Total	Fixed Rate	Rate	Total

Private-label RMBS
Prime	$284,552	$3,995	$288,547	$435,913	$4,359	$440,272
Alt-A	5,877	3,276	9,153	7,229	3,713	10,942

Total PL RMBS	290,429	7,271	297,700	443,142	8,072	451,214

Home Equity Loans
Subprime	389,031	81,835	470,866	437,042	108,801	545,843

Total Home Equity Loans	389,031	81,835	470,866	437,042	108,801	545,843

Manufactured Housing Loans
Subprime	176,611	—	176,611	202,299	—	202,299

Total Manufactured Housing Loans	176,611	—	176,611	202,299	—	202,299

Total UPB of private-label MBS	$856,071	$89,106	$945,177	$1,082,483	$116,873	$1,199,356

Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.
Other-Than-Temporary Impaired Securities
OTTI — To assess whether the entire amortized cost basis of the Bank’s private-label MBS will be recovered, the Bank performed cash flow analysis on 100 percent of the private-label MBS outstanding at each quarter of 2010 and at December 31, 2010. Cash flow assessments identified credit impairment charges in each of the quarters. In 2010, OTTI charged to income was $8.3 million compared to $20.8 million in 2009. The OTTI charges were primarily as a result of additional credit losses recognized on previously impaired private-label mortgage-backed securities because of further deterioration in the performance parameters of the securities. The non-credit portion of OTTI recorded in AOCI was not significant. In 2009, the non-credit portion of OTTI recorded in AOCI was $120.1 million. No OTTI was identified in 2008.

Based on detailed cash flow credit analysis on a security level, the Bank has concluded that other than the securities determined to be credit impaired at December 31, 2010, gross unrealized losses for the remainder of Bank’s investment securities were primarily caused by interest rate changes, credit spread widening and reduced liquidity, and the securities were temporarily impaired as defined under the new guidance for recognition and presentation of other-than-temporary impairment. For more information see Notes 1 and 5 to the audited financial statements accompanying this report.
Table 13.6: OTTI in 2010

							Year Ended
	Quarter ended December 31, 2010						December 31, 2010
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI
Security		Fair		Fair		Fair	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss
RMBS-Prime*	$—	$—	$—	$—	$16,477	$15,827	$(176)	$(303)
HEL Subprime*	11,375	6,932	6,282	3,863	—	—	(8,146)	3,573

Total	$11,375	$6,932	$6,282	$3,863	$16,477	$15,827	$(8,322)	$3,270

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.

	Quarter ended September 30, 2010
	Insurer MBIA		Insurer Ambac		OTTI
Security		Fair		Fair	Credit	Non-credit
Classification	UPB	Value	UPB	Value	Loss	Loss

HEL Subprime*	$31,876	$15,050	$16,341	$8,233	$(3,067)	$(2,569)

Total	$31,876	$15,050	$16,341	$8,233	$(3,067)	$(2,569)

*	HEL Subprime — MBS supported by home equity loans.

	Quarter ended June 30, 2010
	Insurer MBIA		Insurer Ambac		OTTI
Security		Fair		Fair	Credit	Non-credit
Classification	UPB	Value	UPB	Value	Loss	Loss

HEL Subprime*	$20,976	$9,044	$37,456	$22,564	$(1,270)	$(1,068)

Total	$20,976	$9,044	$37,456	$22,564	$(1,270)	$(1,068)

*	HEL Subprime — MBS supported by home equity loans.

	Quarter ended March 31, 2010
	Insurer MBIA		Insurer Ambac		OTTI
Security		Fair		Fair	Credit	Non-credit
Classification	UPB	Value	UPB	Value	Loss	Loss

HEL Subprime*	$21,637	$9,730	$45,476	$26,015	$(3,400)	$473

Total	$21,637	$9,730	$45,476	$26,015	$(3,400)	$473

*	HEL Subprime — MBS supported by home equity loans.
Many of the OTTI securities are insured by the bond insurers Ambac and MBIA. The Bank’s analysis of the two bond insurers concluded that future credit losses due to projected collateral shortfalls of the impaired securities would not be fully supported by the two bond insurers.
The following table summarizes private-label MBS insured by MBIA, Ambac, and AGM (in thousands):
Table 13.7: Monoline Insurance Protection on Credit Impaired PLMBS

	December 31, 2010
	AMBAC		MBIA		AGM *
		Unrealized		Unrealized		Unrealized
Private-label MBS	UPB	Losses	UPB	Losses	UPB	Losses
HEL
Subprime
2004 and earlier	$173,220	$(26,600)	$33,674	$(5,443)	$77,885	$(3,871)
Manufactured Housing Loans
Subprime
2004 and earlier	—	—	—	—	176,611	(21,437)

Total of all Private-label MBS	$173,220	$(26,600)	$33,674	$(5,443)	$254,496	$(25,308)

*	Assured Guaranty Municipal Trust (formerly FSA)

The following table presents additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating at December 31, 2010 (in thousands):
Table 13.8: PLMBS by Year of Securitization and External Rating

	December 31, 2010
	Unpaid Principal Balance
						Below		Gross
	Ratings					Investment	Amortized	Unrealized		Total OTTI
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Grade	Cost	(Losses)	Fair Value	Losses

RMBS
Prime
2006	$40,987	$—	$—	$—	$—	$40,987	$40,413	$(303)	$40,313	$(479)
2005	59,456	—	—	17,664	—	41,792	57,863	(589)	57,763	—
2004 and earlier	188,104	180,110	7,994	—	—	—	187,256	(388)	191,029	—

Total RMBS Prime	288,547	180,110	7,994	17,664	—	82,779	285,532	(1,280)	289,105	(479)

Alt-A
2004 and earlier	9,153	9,153	—	—	—	—	9,154	(528)	8,684	—

Total RMBS	297,700	189,263	7,994	17,664	—	82,779	294,686	(1,808)	297,789	(479)

HEL
Subprime
2004 and earlier	470,866	124,936	88,402	89,465	27,984	140,079	442,173	(64,076)	378,992	(4,573)

Manufactured Housing Loans
Subprime
2004 and earlier	176,611	—	176,611	—	—	—	176,592	(21,437)	155,155	—

Total PLMBS	$945,177	$314,199	$273,007	$107,129	$27,984	$222,858	$913,451	$(87,321)	$831,936	$(5,052)

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
Table 13.9: Weighted-Average Market Price of MBS

	December 31, 2010
	Original
	Weighted-	Weighted-	Weighted-Average
	Average Credit	Average Credit	Collateral
Private-label MBS	Support %	Support %	Delinquency %
RMBS
Prime
2006	3.81%	5.30%	6.94%
2005	2.52	4.29	3.05
2004 and earlier	1.56	3.40	0.65

Total RMBS Prime	2.08	3.86	2.04

Alt-A
2004 and earlier	11.11	33.38	7.42

Total RMBS	2.36	4.76	2.20

HEL
Subprime
2004 and earlier	57.15	64.57	17.26

Manufactured Housing Loans
Subprime
2004 and earlier	100.00	100.00	3.51

Total Private-label MBS	47.90%	52.36%	9.95%

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

Mortgage Loans — Held-for-portfolio
The following table summarizes Mortgage Partnership Finance Loans (“MPF” or “Mortgage Partnership Finance program”) by loss layer structure product types (in thousands):
Table 14.1: MPF by Loss Layers

	December 31,
	2010	2009	2008

Original MPF	$343,925	$280,312	$197,516
MPF 100	23,591	30,542	36,838
MPF 125	392,780	392,097	467,479
MPF 125 Plus	494,917	606,002	742,523
Other	9,408	9,883	10,991

Total MPF Loans *	$1,264,621	$1,318,836	$1,455,347

*	Par amount of total mortgage loan held-for-portfolio includes CMA, par amount at December 31, 2010 was $3.8 million
Original MPF — The first layer of losses are applied to the First Loss Account provided by the Bank. The member then provides a credit enhancement up to “AA” rating equivalent. Any credit losses beyond the first two layers, though a remote possibility, would be absorbed by the FHLBNY.
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
Also, see “MPF Product Comparison Table” in the section Mortgage Partnership Finance Program elsewhere in the MD&A.
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
Participating Financial Institutions (“PFI”) may use whichever underwriting system they choose. While MPF loans generally conform to criteria for sale used by Freddie Mac and Fannie Mae, each loan is created or sold only if the lender is willing to share in the management of that loan’s credit risk. Participating Financial Institutions contact the Federal Home Loan Bank of Chicago, the MPF Provider, to credit enhance and sell loans into the MPF program. The credit enhancement software used by the Mortgage Partnership Finance provider for MPF analyzes the risk characteristics of each loan and determines the amount of credit enhancement required, but the decision whether to deliver the loan into the Mortgage Partnership Finance Program is made solely by the Participating Financial Institution.

Most PFIs service loans on an actual/actual form of remittance, which requires the PFI to remit whatever amounts it collects. Participating Financial Institutions participating in the Mortgage Partnership Finance Plus product must service loans on a scheduled/scheduled form of remittance, which requires the Participating Financial Institution to remit each month whatever scheduled interest and scheduled principal payments are due, whether the amounts are collected. The PFI must remit scheduled interest and scheduled principal whether or not mortgage payments are received.
Mortgage loans — Non-performing and Past due
The following table compares total mortgage loans to non-performing and 90 day past due loans (in thousands):
Table 14.2: Mortgage Loans — Total mortgage loans, loans non-performing and past due.

	December 31,
	2010	2009

Mortgage loans, net of provisions for credit losses	$1,265,804	$1,317,547

Non-performing mortgage loans	$26,781	$16,007

Insured MPF loans past due 90 days or more and still accruing interest	$574	$570

Table 14.3: Recorded Investment in Delinquent Mortgage Loans

	December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Conventional MPF Loans[1]	$5,876	$5,856	$—	$4,867	$—
Insured Loans	—	—	—	—	—

	$5,876	$5,856	$—	$4,867	$—

With an allowance:
Conventional MPF Loans[1]	$20,909	$20,925	$5,760	$18,402	$—
Insured Loans	—	—	—	—	—

	$20,909	$20,925	$5,760	$18,402	$—

Total:
Conventional MPF Loans[1]	$26,785	$26,781	$5,760	$23,269	$—
Insured Loans	—	—	—	—	—

	$26,785	$26,781	$5,760	$23,269	$—

	December 31, 2009
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Conventional MPF Loans[1]	$3,222	$3,211	$—	$2,277	$—
Insured Loans	—	—	—	—	—

	$3,222	$3,211	$—	$2,277	$—

With an allowance:
Conventional MPF Loans[1]	$12,786	$12,796	$4,498	$9,433	$—
Insured Loans	—	—	—	—	—

	$12,786	$12,796	$4,498	$9,433	$—

Total:
Conventional MPF Loans[1]	$16,008	$16,007	$4,498	$11,710	$—
Insured Loans	—	—	—	—	—

	$16,008	$16,007	$4,498	$11,710	$—

[1]	Based on analysis of the nature of risks of the Bank’s investments in MPF loans, including its methodologies for identifying and measuring impairment, the management of the FHLBNY has determined that presenting such loans as a single class is appropriate.

Mortgage loans — Interest on Non-performing loans
The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):
Table 14.4: Mortgage Loans — Interest Short-Fall

	Years ended December 31,
	2010	2009	2008

Interest contractually due [1]	$1,254	$714	$168
Interest actually received	1,171	626	146

Shortfall	$83	$88	$22

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.
Non-performing mortgage loans were conventional mortgage loans that were placed on non-accrual/non-performing status when the collection of the contractual principal or interest from the borrower was 90 days or more past due. FHLBNY considers conventional loans (excluding Federal Housing Administration (“FHA”) and Veteran Administration (“VA”) insured loans) that are 90 days or more past due as non-accrual loans. FHA- and VA-insured loans that were past due 90 days or more were not significant at any period reported, and interest was still being accrued because of VA and FHA insurance. No loans were impaired in any periods in this report other than the non-accrual loans.
Mortgage Loans — Allowance for Credit Losses
Roll-forward information with respect to allowances for credit losses was as follows (in thousands):
Table 14.5: Mortgage Loans — Allowance for Credit Losses

	Years ended December 31,
	2010	2009	2008

Beginning balance	$4,498	$1,406	$633
Charge-offs	(223)	(16)	—
Recoveries	76	—	—
Provision for credit losses on mortgage loans	1,409	3,108	773

Ending balance	$5,760	$4,498	$1,406

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
Such purchases in all years reported were not significant and the FHLBNY has not experienced any losses related to loans repurchased by the PFI.
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
In the MPF program, the FHLBNY purchases conventional mortgage loans from its participating members, referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans outstanding at December 31, 2010 and 2009 were $5.6 million and $6.0 million, representing 0.44% and 0.45%, of the remaining outstanding mortgage loans held-for-portfolio.
For more information about credit loss monitoring and measurement policies, see Note 1 to the financial statements accompanying this MD&A.

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
The top five Participating Financial Institutions (PFI) and the outstanding MPF loan balances are listed below (dollars in thousands):
Table 14.6: Top Five Participating Financial Institutions — Concentration

	December 31, 2010
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$495,821	39.32%
Astoria Federal Savings and Loan Association	225,407	17.88
Community Bank fka Elmira Svgs & Ln Assn	45,963	3.65
OceanFirst Bank	50,292	3.99
CFCU Community Credit Union	37,839	3.00
All Others	405,500	32.16

Total [1]	$1,260,822	100.00%

	December 31, 2009
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$607,072	46.17%
Astoria Federal Savings and Loan Association	220,268	16.75
Elmira Savings and Loan F.A.	61,663	4.69
Ocean First Bank	51,277	3.90
CFCU Community Credit Union	42,344	3.22
All Others	332,304	25.27

Total [1]	$1,314,928	100.00%

Note[1]	Totals do not include CMA loans.
Mortgage Loans — Potential Credit Losses
The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers. Collectability of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, that is paid for by the borrower. Credit losses are first absorbed by FHLBNY up to the level of the First Loss Account. Table 14.7, below, summarizes the First loss levels and maximum exposure. For all MPF products, other than the MPF Original product, the FHLBNY is entitled to recover any “first losses” incurred from the member up to the amount of credit enhancement fees to be paid by the FHLBNY to the member. The member is responsible for the second loss layer. The member may also arrange for supplemental mortgage insurance (“SMI”) through a third party insurance provider as a credit support to cover the member’s second loss. The amounts that members were directly responsible for in the second loss layer and second loss layers covered through SMI support are summarized in Table 14.8 below. The FHLBNY is again responsible for any residual losses.
The following table provides roll-forward information with respect to the First Loss Account (in thousands):
Table 14.7: Roll-Forward First Loss Account

	Years ended December 31,
	2010	2009	2008

Beginning balance	$13,934	$13,765	$12,947

Additions	850	349	839
Resets*	(2,600)	(157)	—
Charge-offs	(223)	(23)	(21)
Recoveries	—	—	—

Ending balance	$11,961	$13,934	$13,765

*	For the Original MPF, MPF 100, MPF 125 and MPF Plus products, the Credit Enhancement is periodically recalculated. If the recalculated Credit Enhancement would result in a PFI Credit Enhancement obligation lower than the remaining obligation, the PFI’s Credit Enhancement obligation will be reset to the new, lower level.

Table 14.8: Second Losses and SMI Coverage

	Years ended December 31,
	2010	2009	2008

Second Loss Position	$24,574	$18,064	$14,300
SMI Coverage	$17,958	$17,958	$17,958
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
Mortgage Loans — Credit Enhancement
The amount of the credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement becomes an obligation of the Participating Financial Institution. For taking on the credit enhancement obligation, the Participating Financial Institution receives a credit enhancement fee that is paid by the FHLBNY. For certain Mortgage Partnership Finance products, the credit enhancement fee is accrued and paid each month. For other Mortgage Partnership Finance products, the credit enhancement fee is accrued and paid monthly after the FHLBNY has accrued 12 months of credit enhancement fees. Credit enhancement fees charged against interest income from mortgage loans were $1.4 million in 2010, $1.6 million in 2009, and $1.7 million in 2008. The FHLBNY incurred losses in the amount of $223.1 thousand in the MPF 100, MPF 125 and MPF 125 Plus programs. About $76.1 thousand was recovered from credit enhancement fees.
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
The second layer is that amount of credit obligation that the Participating Financial Institution has taken on, which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the Participating Financial Institution for taking on this obligation. The FHLBNY assumes all residual risk.
As of December 31, 2010, 2009 and 2008, the FHLBNY held Mortgage Partnership Finance loans collateralized by real estate in 51 states and territories. Loan concentration was in New York State, which is to be expected since the largest two PFIs are located in New York.
Table 14.9: Concentration of MPF Loans

	December 31,
	2010		2009		2008
	Number of	Amounts	Number of	Amounts	Number of	Amounts
	loans %	outstanding %	loans %	outstanding %	loans %	outstanding %

New York State	73.3%	67.7%	73.5%	66.7%	73.3%	69.8%
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
The MPF Program uses certain mortgage insurance companies to provide both primary mortgage insurance (“PMI”) and supplemental mortgage insurance (“SMI”) for MPF loans. The FHLBNY is exposed to the performance of mortgage insurers to the extent PFIs rely on insurer credit protection. Credit exposure is defined as the total of PMI and SMI coverage written by a mortgage insurer on MPF loans held by FHLBNY that are delinquent.
All mortgage insurance providers have had their external ratings for insurer financial strength downgraded below “AA-” rating by one or more NRSROs since December 31, 2008. If a mortgage insurer fails to fulfill its obligations, the FHLBNY may bear any remaining loss of the borrowers’ default on the related mortgage loans not covered by the PFI. The FHLBNY has stopped accepting new loans under master commitments with SMI from mortgage insurers that no longer meet MPF insurer requirements. If an SMI provider is downgraded below an AA- rating under the MPF Plus product, the PFI has six months to either replace the SMI policy or provide its own undertaking; or it may forfeit its performance based CE Fees. If a PMI provider is downgraded, the FHLBNY may request the servicer to obtain replacement PMI coverage with a different provider. However, it is possible that replacement coverage may be unavailable or result in additional cost to the FHLBNY.

Derivative counterparty ratings and credit risk
The FHLBNY is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The FHLBNY transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The FHLBNY is also subject to operational risks in the execution and servicing of derivative transactions. The degree of counterparty credit risk may depend, among other factors, on the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk. The FHLBNY manages counterparty credit risk through credit analysis and collateral requirements and by following the requirements set forth in Finance Agency’s regulations. The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments, but it does not measure the credit risk exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing derivatives in favorable fair value gain positions if the counterparty defaults and the related collateral, if any, is of insufficient value to the FHLBNY.
When derivative counterparties are exposed (derivatives are in a net liability position), the FHLBNY will be called upon to deposit cash collateral with the counterparty. The FHLBNY had deposited $2.7 billion and $2.2 billion with derivative counterparties as cash collateral at December 31, 2010 and 2009. The FHLBNY is exposed to the risk of derivative counterparties defaulting on the terms of the derivative contracts and failing to return cash deposited with counterparties. If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties. To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY is exposed. Derivative counterparties holding the FHLBNY’s cash as pledged collateral were rated single-A and better at December 31, 2010, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.
The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives. When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure, less collateral held, represents the appropriate measure of credit risk. Substantially all derivative contracts are subject to master netting agreements or other right of offset arrangements. For more information about counterparty risk measurement, exposure and counterparty risk measurement techniques, see Derivative Credit risk exposure in this MD&A.
The following table summarizes the FHLBNY’s credit exposure by counterparty credit rating (in thousands, except number of counterparties).
Table 15.1: Credit Exposure by Counterparty Credit Rating

	December 31, 2010
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral[3]	Held[2]	Exposure

AAA	—	$—	$—	$—	$—	$—
AA	8	43,283,429	25,385	16,085	—	16,085
A	8	77,132,931	—	—	—	—
Members (Notes [1] & 2)	2	275,000	5,925	5,925	5,925	—
Delivery Commitments	—	29,993	—	—	—	—

Total	18	$120,721,353	$31,310	$22,010	$5,925	$16,085

	December 31, 2009
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral[3]	Held[2]	Exposure

AAA	—	$—	$—	$—	$—	$—
AA	7	45,652,167	684	684	—	684
A	8	88,711,243	—	—	—	—
Members (Notes [1] & 2)	2	160,000	7,596	7,596	7,596	—
Delivery Commitments	—	4,210	—	—	—	—

Total	17	$134,527,620	$8,280	$8,280	$7,596	$684

Note[1]:	Fair values of $5.9 million and $7.6 million comprising of intermediated transactions with members and interest-rate caps sold to members (with capped floating-rate advances) were collateralized at December 31, 2010 and December 31, 2009.

Note[2]:	Members are required to pledge collateral to secure derivatives purchased by the FHLBNY as an intermediary on behalf of its members. Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate-related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest. As a result of the collateral agreements with its members, the FHLBNY believes that its maximum credit exposure due to the intermediated transactions was $0 at December 31, 2010 and December 31, 2009.

Note[3]:	As reported in the Statements of Condition.

Commitments, Contingencies and Off-Balance Sheet Arrangements
Consolidated obligations — Joint and several liability Although the FHLBNY is primarily liable only for its portion of consolidated obligations (i.e. those consolidated obligations issued on its behalf and those that have been transferred/assumed from other FHLBanks), it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks.
The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by the FHLBank having primary liability. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank with primary liability. The FHLBank with primary liability would have a corresponding liability to reimburse the FHLBank providing assistance to the extent of such payment and other associated costs (including interest to be determined by the Finance Agency). As discussed more fully in Note 20 to the audited financial statements accompanying this report, the FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2010 or December 31, 2009.
However, if the Finance Agency determines that the primarily liable FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make a payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. Consequently, the Bank has no means to determine how the Finance Agency might allocate among the other FHLBanks the obligations of a FHLBank that is unable to pay consolidated obligations for which such FHLBank is primarily liable. In the event the Bank is holding a consolidated obligation as an investment for which the Finance Agency would allocate liability among the 12 FHLBanks, the Bank might be exposed to a credit loss to the extent of its share of the assigned liability for that particular consolidated obligation. If principal or interest on any consolidated obligation issued by the FHLBank System is not paid in full when due, the defaulting FHLBank may not pay dividends to, or repurchase shares of stock from, any shareholder of the defaulting FHLBank. The FHLBNY did not hold any consolidated obligations of another FHLBank as investments at December 31, 2010 or 2009.
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
Because the FHLBNY is jointly and severally liable for debt issued by other FHLBanks, the FHLBNY has not identified consolidated obligations outstanding by primary obligor. The FHLBNY does not believe that the identification of particular banks as the primary obligors on these consolidated obligations is relevant, because all FHLBanks are jointly and severally obligated to pay all consolidated obligations. The identity of the primary obligor does not affect the FHLBNY’s investment decisions. The FHLBNY’s ownership of consolidated obligations in which other FHLBanks are primary obligors does not affect the FHLBNY’s “guarantee” on consolidated obligations, as there is no automatic legal right of offset. Even if the FHLBNY were to claim an “offset,” the FHLBNY would still be jointly and severally obligated for any debt service shortfall caused by the FHLBanks’ failure to pay. The par amounts of the outstanding consolidated obligations of all 12 FHLBanks were $0.8 trillion, $0.9 trillion and $1.3 trillion at December 31, 2010, 2009 and 2008.

The following table summarizes contractual obligations and other commitments as of December 31, 2010 (in thousands):
Table 16.1: Contractual Obligations and Other Commitments
(For more information, see Note 20 to the financial statements accompanying this report.)

	December 31, 2010
	Payments Due or Expiration Terms by Period
	Less Than	One Year	Greater Than Three	Greater Than
	One Year	to Three Years	Years to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par [1]	$33,302,200	$26,567,325	$7,690,755	$3,421,700	$70,981,980
Mandatorily redeemable capital stock [1]	27,875	17,019	2,035	16,290	63,219
Premises (lease obligations) [2]	3,060	6,177	4,674	4,090	18,001

Total contractual obligations	33,333,135	26,590,521	7,697,464	3,442,080	71,063,200

Other commitments
Standby letters of credit	2,218,352	19,769	42,472	3,861	2,284,454
Consolidated obligations-bonds/ discount notes traded not settled	58,000	—	—	—	58,000
Commitment to fund pension	11,952	—	—	—	11,952
Open delivery commitments (MPF)	29,993	—	—	—	29,993

Total other commitments	2,318,297	19,769	42,472	3,861	2,384,399

Total obligations and commitments	$35,651,432	$26,610,290	$7,739,936	$3,445,941	$73,447,599

[1]	Callable bonds contain exercise date or a series of exercise dates that may result in a shorter redemption period. Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.

[2]	Immaterial amount of commitments for equipment leases are not included.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management. Market risk or interest rate risk (“IRR”) is the risk of loss to market value or future earnings that may result from changes in the interest rate environment. Embedded in IRR is a tradeoff of risk versus reward wherein the FHLBNY could earn higher income by having higher IRR through greater mismatches between its assets and liabilities at the cost of potentially significant declines in market value and future income if the interest rate environment turned against the FHLBNY’s expectations. The FHLBNY has opted to retain a modest level of IRR which allows it to preserve its capital value while generating steady and predictable income. In keeping with that philosophy, the FHLBNY’s balance sheet consists of predominantly short-term and LIBOR-based assets and liabilities. More than 85 percent of the FHLBNY’s financial assets are either short-term or LIBOR-based, and a similar percentage of its liabilities are also either short-term or LIBOR based. These positions protect the FHLBNY’s capital from large changes in value arising from interest rate or volatility changes.
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
Risk Measurements. The FHLBNY’s Risk Management Policy sets up a series of risk limits that the FHLBNY calculates on a regular basis. The risk limits are as follows:
•	The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case and to a range of +/-6.0 years in the +/-200bps shock cases. Due to the low interest rate environment beginning in early 2008, the December 2009, March 2010, June 2010, September 2010, and December 2010 rates were too low for a meaningful parallel down-shock measurement.
•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.
•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under both the +/-200bps shocks compared to the rates unchanged case.
•	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.
•	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-12 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points.
The FHLBNY’s portfolio, including its derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure. The FHLBNY’s last five quarterly DOE results are shown in years in the table below (note that, due to the on-going low interest rate environment, there was no down-shock measurement performed between the fourth quarter of 2009 and the fourth quarter of 2010):

	Base Case DOE	-200bps DOE	+200bps DOE
December 31, 2009	0.42	N/A	3.68
March 31, 2010	-0.51	N/A	3.81
June 30, 2010	-1.20	N/A	2.80
September 30, 2010	-2.13	N/A	1.46
December 31, 2010	-1.09	N/A	2.92
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

One Year Re-
pricing Gap
December 31, 2009	$4.626 Billion
March 31, 2010	$4.753 Billion
June 30, 2010	$4.939 Billion
September 30, 2010	$6.888 Billion
December 31, 2010	$5.565 Billion

The FHLBNY’s review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. The FHLBNY projects asset and liability volumes and spreads over a one-year horizon and then simulates expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the FHLBNY has too much exposure in its net interest income over the coming twelve-month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of the FHLBNY’s expected net interest income under both +/-200bps shocks over the next twelve months is provided in the table below (note that, due to the on-going low interest rate environment, the down-shock measurement was not performed between the fourth quarter of 2009 and the fourth quarter of 2010):

	Sensitivity in	Sensitivity in
	the -200bps	the +200bps
	Shock	Shock
December 31, 2009	N/A	4.53%
March 31, 2010	N/A	3.13%
June 30, 2010	N/A	12.20%
September 30, 2010	N/A	12.96%
December 31, 2010	N/A	9.05%
Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes including optionality and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (note that, due to the on-going low interest rate environment the down-shock measurement was not performed between the fourth quarter of 2009 and the fourth quarter of 2010):

	Down-shock	+200bps Change in
	Change in MVE	MVE
December 31, 2009	N/A	-5.08%
March 31, 2010	N/A	-4.53%
June 30, 2010	N/A	-1.62%
September 30, 2010	N/A	1.63%
December 31, 2010	N/A	-2.75%
As noted, the potential declines under these shocks are within the FHLBNY’s limits of a maximum 10 percent.

The following table displays the FHLBNY’s maturity/re-pricing gaps as of December 31, 2010 (in millions):

	Interest Rate Sensitivity
	December 31, 2010
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$9,240	$169	$374	$245	$399
MBS Investments	7,306	874	1,485	411	993
Adjustable-rate loans and advances	8,121	—	—	—	—

Net unswapped	24,667	1,043	1,859	656	1,392

Fixed-rate loans and advances	10,994	3,469	13,971	10,561	29,824
Swaps hedging advances	56,262	(3,041)	(13,069)	(10,347)	(29,805)

Net fixed-rate loans and advances	67,256	428	902	214	19
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$91,923	$1,471	$2,761	$870	$1,411

Interest-bearing liabilities:
Deposits	$2,454	$—	$—	$—	$—

Discount notes	19,120	271	—	—	—
Swapped discount notes	100	(100)

Net discount notes	19,220	171	—	—	—

Consolidated Obligation Bonds
FHLB bonds	21,722	14,333	23,856	7,793	3,410
Swaps hedging bonds	43,497	(13,567)	(21,638)	(6,167)	(2,125)

Net FHLB bonds	65,219	766	2,218	1,626	1,285

Total interest-bearing liabilities	$86,893	$937	$2,218	$1,626	$1,285

Post hedge gaps[1]:
Periodic gap	$5,030	$534	$543	$(756)	$126
Cumulative gaps	$5,030	$5,564	$6,107	$5,351	$5,477

[1]	Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

The following tables display the FHLBNY’s maturity/re-pricing gaps as of December 31, 2009 (in millions):

	Interest Rate Sensitivity
	December 31, 2009
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$8,621	$124	$371	$249	$587
MBS Investments	6,773	903	2,420	1,167	879
Adjustable-rate loans and advances	14,101	—	—	—	—

Net unswapped	29,495	1,027	2,791	1,416	1,466

Fixed-rate loans and advances	9,588	7,853	16,124	8,254	34,814
Swaps hedging advances	63,852	(6,722)	(14,389)	(7,950)	(34,791)

Net fixed-rate loans and advances	73,440	1,131	1,735	304	23
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$102,935	$2,158	$4,526	$1,720	$1,489

Interest-bearing liabilities:
Deposits	$2,590	$—	$—	$—	$—

Discount notes	28,770	2,057	—	—	—
Swapped discount notes	1,422	(1,422)	—	—	—

Net discount notes	30,192	635	—	—	—

Consolidated Obligation Bonds
FHLB bonds	25,717	16,014	22,829	6,033	2,844
Swaps hedging bonds	39,617	(14,298)	(19,513)	(4,501)	(1,305)

Net FHLB bonds	65,334	1,716	3,316	1,532	1,539

Total interest-bearing liabilities	$98,116	$2,351	$3,316	$1,532	$1,539

Post hedge gaps[1]:
Periodic gap	$4,819	$(193)	$1,210	$188	$(50)
Cumulative gaps	$4,819	$4,626	$5,836	$6,024	$5,974

[1]	Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Federal Home Loan Bank of New York
Friday, March 25, 2011
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, management of the Bank determined that as of December 31, 2010, the Bank’s internal control over financial reporting was effective based on those criteria.
PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm that audited the accompanying Financial Statements has also issued an audit report on the effectiveness of internal control over financial reporting. Their report, which expresses an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2010, appears on the following page.

Federal Home Loan Bank of New York
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of New York:
In our opinion, the accompanying statements of condition and the related statements of income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of New York (the “Bank”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
New York, NY
March 25, 2011

Federal Home Loan Bank of New York
Statements of Condition (in thousands, except par value)
As of December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
Assets
Cash and due from banks (Note 3)	$660,873	$2,189,252
Federal funds sold	4,988,000	3,450,000
Available-for-sale securities, net of unrealized gains (losses) of $22,965 at December 31, 2010 and ($3,409) at December 31, 2009 (Note 6)	3,990,082	2,253,153
Held-to-maturity securities (Note 5)
Long-term securities	7,761,192	10,519,282
Advances (Note 7)	81,200,336	94,348,751
Mortgage loans held-for-portfolio, net of allowance for credit losses of $5,760 at December 31, 2010 and $4,498 at December 31, 2009 (Note 8)	1,265,804	1,317,547
Accrued interest receivable	287,335	340,510
Premises, software, and equipment	14,932	14,792
Derivative assets (Note 18)	22,010	8,280
Other assets	21,506	19,339

Total assets	$100,212,070	$114,460,906

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$2,401,882	$2,616,812
Non-interest bearing demand	9,898	6,499
Term	42,700	7,200

Total deposits	2,454,480	2,630,511

Consolidated obligations, net (Note 11)
Bonds (Includes $14,281,463 at December 31, 2010 and $6,035,741 at December 31, 2009 at fair value under the fair value option)	71,742,627	74,007,978
Discount notes (Includes $956,338 at December 31, 2010 and $0 at December 31, 2009 at fair value under the fair value option)	19,391,452	30,827,639

Total consolidated obligations	91,134,079	104,835,617

Mandatorily redeemable capital stock (Note 12)	63,219	126,294

Accrued interest payable	197,266	277,788
Affordable Housing Program (Note 13)	138,365	144,489
Payable to REFCORP (Note 13)	21,617	24,234
Derivative liabilities (Note 18)	954,898	746,176
Other liabilities	103,777	72,506

Total liabilities	95,067,701	108,857,615

Commitments and Contingencies (Notes 11, 13, 18 and 20)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares:
45,290 at December 31, 2010 and 50,590 at December 31, 2009	4,528,962	5,058,956
Retained earnings	712,091	688,874
Accumulated other comprehensive income (loss) (Note 15)
Net unrealized gains (losses) on available-for-sale securities	22,965	(3,409)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	(92,926)	(110,570)
Net unrealized losses on hedging activities	(15,196)	(22,683)
Employee supplemental retirement plans (Note 17)	(11,527)	(7,877)

Total capital	5,144,369	5,603,291

Total liabilities and capital	$100,212,070	$114,460,906

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Income (in thousands, except per share data)
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Interest income
Advances (Note 7)	$614,801	$1,270,643	$3,030,799
Interest-bearing deposits	5,461	19,865	28,012
Federal funds sold	9,061	3,238	77,976
Available-for-sale securities (Note 6)	31,465	28,842	80,746
Held-to-maturity securities (Note 5)
Long-term securities	352,398	461,491	531,151
Certificates of deposit	—	1,626	232,300
Mortgage loans held-for-portfolio (Note 8)	65,422	71,980	77,862
Loans to other FHLBanks and other	—	2	33

Total interest income	1,078,608	1,857,687	4,058,879

Interest expense
Consolidated obligations-bonds (Note 11)	572,730	953,970	2,620,431
Consolidated obligations-discount notes (Note 11)	42,237	193,041	697,729
Deposits (Note 9)	3,502	2,512	36,193
Mandatorily redeemable capital stock (Note 12)	4,329	7,507	8,984
Cash collateral held and other borrowings (Note 21)	26	49	1,044

Total interest expense	622,824	1,157,079	3,364,381

Net interest income before provision for credit losses	455,784	700,608	694,498

Provision for credit losses on mortgage loans	1,409	3,108	773

Net interest income after provision for credit losses	454,375	697,500	693,725

Other income (loss)
Service fees	4,918	4,165	3,357
Instruments held at fair value — Unrealized (losses) gains (Note 19)	(3,343)	15,523	(8,325)

Total OTTI losses	(5,052)	(140,912)	—
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive loss	(3,270)	120,096	—

Net impairment losses recognized in earnings	(8,322)	(20,816)	—

Net realized and unrealized (losses) gains on derivatives and hedging activities (Note 18)	26,756	164,700	(199,259)
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities (Note 5 and 6)	931	721	1,058
Provision for derivative counterparty credit losses (Notes 18 and 20)	—	—	(64,523)
Other	(4,399)	77	233

Total other income (loss)	16,541	164,370	(267,459)

Other expenses
Operating	85,593	76,065	66,263
Finance Agency and Office of Finance	9,822	8,110	6,395

Total other expenses	95,415	84,175	72,658

Income before assessments	375,501	777,695	353,608

Affordable Housing Program (Note 13)	31,095	64,251	29,783
REFCORP (Note 13)	68,881	142,689	64,765

Total assessments	99,976	206,940	94,548

Net income	$275,525	$570,755	$259,060

Basic earnings per share (Note 16)	$5.86	$10.88	$5.26

Cash dividends paid per share	$5.24	$4.95	$6.55

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Capital (in thousands, except per share data)
Years Ended December 31, 2010, 2009 and 2008

				Accumulated
	Capital Stock[1]			Other		Total
	Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)

Balance, December 31, 2007	43,680	$4,367,971	$418,295	$(35,675)	$4,750,591

Proceeds from sale of capital stock	51,315	5,131,525	—	—	5,131,525
Redemption of capital stock	(38,490)	(3,849,038)	—	—	(3,849,038)
Shares reclassified to mandatorily redeemable capital stock	(648)	(64,758)	—	—	(64,758)
Cash dividends ($6.55 per share) on capital stock	—	—	(294,499)	—	(294,499)
Net Income	—	—	259,060	—	259,060	$259,060
Net change in Accumulated other comprehensive income (loss):
Net unrealized losses on available-for-sale securities	—	—	—	(64,047)	(64,047)	(64,047)
Hedging activities	—	—	—	24	24	24
Employee supplemental retirement plans	—	—	—	(1,463)	(1,463)	(1,463)

						$193,574

Balance, December 31, 2008	55,857	$5,585,700	$382,856	$(101,161)	$5,867,395

Proceeds from sale of capital stock	32,095	$3,209,506	$—	$—	$3,209,506
Redemption of capital stock	(36,864)	(3,686,402)	—	—	(3,686,402)
Shares reclassified to mandatorily redeemable capital stock	(498)	(49,848)	—	—	(49,848)
Cash dividends ($4.95 per share) on capital stock	—	—	(264,737)	—	(264,737)
Net Income	—	—	570,755	—	570,755	$570,755
Net change in Accumulated other comprehensive income (loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	(110,570)	(110,570)	(110,570)
Net unrealized gains on available-for-sale securities	—	—	—	61,011	61,011	61,011
Hedging activities	—	—	—	7,508	7,508	7,508
Employee supplemental retirement plans	—	—	—	(1,327)	(1,327)	(1,327)

						$527,377

Balance, December 31, 2009	50,590	$5,058,956	$688,874	$(144,539)	$5,603,291

Proceeds from sale of capital stock	18,749	$1,874,910	$—	$—	$1,874,910
Redemption of capital stock	(23,566)	(2,356,594)	—	—	(2,356,594)
Shares reclassified to mandatorily redeemable capital stock	(483)	(48,310)	—	—	(48,310)
Cash dividends ($5.24 per share) on capital stock	—	—	(252,308)	—	(252,308)
Net Income	—	—	275,525	—	275,525	$275,525
Net change in Accumulated other comprehensive income (loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	17,644	17,644	17,644
Net unrealized gains on available-for-sale securities	—	—	—	26,374	26,374	26,374
Hedging activities	—	—	—	7,487	7,487	7,487
Employee supplemental retirement plans	—	—	—	(3,650)	(3,650)	(3,650)

						$323,380

Balance, December 31, 2010	45,290	$4,528,962	$712,091	$(96,684)	$5,144,369

[1]	Putable stock
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — (in thousands)
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Operating activities

Net Income	$275,525	$570,755	$259,060

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(61,255)	(120,715)	(78,409)
Concessions on consolidated obligations	12,978	7,006	8,772
Premises, software, and equipment	5,646	5,405	4,971
Provision for derivative counterparty credit losses	—	—	64,523
Provision for credit losses on mortgage loans	1,409	3,108	773
Net realized (gains) from redemption of held-to-maturity securities	(223)	(281)	(1,058)
Net realized (gains) from sale of available-for-sale securities	(708)	(440)	—
Credit impairment losses on held-to-maturity securities	8,322	20,816	—
Change in net fair value adjustments on derivatives and hedging activities	504,841	188,151	(386,416)
Change in fair value adjustments on financial instruments held at fair value	3,343	(15,523)	8,325
Net change in:
Accrued interest receivable	53,175	152,345	69,467
Derivative assets due to accrued interest	67,998	246,371	185,343
Derivative liabilities due to accrued interest	(37,141)	(252,684)	78,731
Other assets	(2,584)	814	(67,367)
Affordable Housing Program liability	(6,124)	22,040	3,397
Accrued interest payable	(73,358)	(153,033)	(222,109)
REFCORP liability	(2,617)	19,454	(19,218)
Other liabilities	11,117	(1,575)	3,813

Total adjustments	484,819	121,259	(346,462)

Net cash provided (used) by operating activities	760,344	692,014	(87,402)

Investing activities
Net change in:
Interest-bearing deposits	(502,374)	13,768,437	(15,609,066)
Federal funds sold	(1,538,000)	(3,450,000)	4,381,000
Deposits with other FHLBanks	66	(25)	(67)
Premises, software, and equipment	(5,786)	(6,404)	(5,610)
Held-to-maturity securities:
Long-term securities
Purchased	(551,113)	(3,511,033)	(2,284,435)
Repayments	3,302,202	2,919,664	2,334,966
In-substance maturities	22,523	77,701	102,390
Net change in certificates of deposit	—	1,203,000	9,097,200
Available-for-sale securities:
Purchased	(2,860,592)	(710)	(3,244,495)
Proceeds	1,121,667	543,924	335,314
Proceeds from sales	36,877	132,461	653
Advances:
Principal collected	224,670,438	370,709,084	596,335,124
Made	(210,872,277)	(358,067,057)	(619,122,796)
Mortgage loans held-for-portfolio:
Principal collected	245,580	285,888	170,272
Purchased and originated	(195,777)	(150,058)	(138,255)
Loans to other FHLBanks
Loans made	(27,000)	(472,000)	(661,000)
Principal collected	27,000	472,000	716,000

Net cash provided (used) by investing activities	12,873,434	24,454,872	(27,592,805)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — (in thousands)
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Financing activities
Net change in:
Deposits and other borrowings [1]	$(586,540)	$772,634	$328,165
Short-term loans from other FHLBanks:
Proceeds from loans	—	135,000	1,260,000
Payments for loans	—	(135,000)	(1,260,000)
Consolidated obligation bonds:
Proceeds from issuance	68,041,134	54,502,275	62,035,840
Payments for maturing and early retirement	(70,571,842)	(62,024,547)	(47,118,882)
Net proceeds on bonds transferred from other FHLBanks	224,664	—	—
Consolidated obligation discount notes:
Proceeds from issuance	121,978,200	862,167,891	686,114,086
Payments for maturing	(133,402,396)	(877,586,478)	(674,495,767)
Capital stock:
Proceeds from issuance	1,874,910	3,209,506	5,131,525
Payments for redemption / repurchase	(2,356,594)	(3,686,402)	(3,849,038)
Redemption of Mandatorily redeemable capital stock	(111,385)	(66,675)	(160,233)
Cash dividends paid [2]	(252,308)	(264,737)	(294,499)

Net cash (used) provided by financing activities	(15,162,157)	(22,976,533)	27,691,197

Net (decrease) increase in cash and due from banks	(1,528,379)	2,170,353	10,990
Cash and due from banks at beginning of the period	2,189,252	18,899	7,909

Cash and due from banks at end of the period	$660,873	$2,189,252	$18,899

Supplemental disclosures:
Interest paid	$722,595	$1,401,932	$2,821,378
Affordable Housing Program payments [3]	$37,219	$42,211	$26,386
REFCORP payments	$71,498	$123,235	$83,983
Transfers of mortgage loans to real estate owned	$1,305	$1,400	$755
Portion of non-credit OTTI (gains) losses on held-to-maturity securities	$(3,270)	$120,096	$—

[1]	Cash flows from derivatives containing financing elements were considered as a financing activity — $439,963 cash out-flows in 2010, $343,018 cash out-flows in 2009; $450,393 cash in-flows in 2008.

[2]	Does not include payments to holders of mandatorily redeemable capital stock.

[3]	AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
The accompanying notes are an integral part of these financial statements.

Background
The Federal Home Loan Bank of New York (“FHLBNY” or “the Bank”) is a federally chartered corporation, exempt from federal, state and local taxes except local real estate taxes. It is one of twelve district Federal Home Loan Banks (“FHLBanks”). The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”). Each FHLBank is a cooperative owned by member institutions located within a defined geographic district. The members purchase capital stock in the FHLBank and receive dividends on their capital stock investment. The FHLBNY’s defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. The FHLBNY provides a readily available, low-cost source of funds for its member institutions. The FHLBNY does not have any wholly or partially owned subsidiaries, nor does it have an equity position in any partnerships, corporations, or off-balance-sheet special purpose entities.
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
Members of the cooperative must purchase FHLBNY stock according to regulatory requirements (For more information, see Note 12 — Mandatorily Redeemable Capital Stock and Note 14 — Capital). The business of the cooperative is to provide liquidity for the members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, the Bank operates such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district. All members are required to purchase capital stock in the FHLBNY as a condition of membership. A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock because of having acquired an FHLBNY member. Because the Bank operates as a cooperative, the FHLBNY conducts business with related parties in the normal course of business and considers all members and non-member stockholders as related parties in addition to the other FHLBanks. For more information, see Note 21 — Related Party Transactions.
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

Each FHLBank is required to make payments to REFCORP as described above until the total amount of payments actually made is equivalent to a $300 million annual annuity, whose final maturity date is April 15, 2030. The Resolution Funding Corporation has been designated as the calculation agent for the Affordable Housing Program and REFCORP assessments. Each FHLBank provides the amount of quarterly income before Affordable Housing Program and REFCORP assessments and other information to the Resolution Funding Corporation, which then performs the calculations for each quarter end.
REFCORP expense is calculated on Net income after the assessment for the Affordable Housing Program, but before the assessment for REFCORP. The Affordable Housing Program and REFCORP assessments are calculated simultaneously because of their dependence on each other. The FHLBNY accrues its REFCORP assessment on a monthly basis.
However, based on anticipated payments to be made by the 12 FHLBanks through the third quarter of 2011, it is likely that the FHLBanks will satisfy their obligation to REFCORP by the end of that period and, assuming that such is the case, further payments will not be necessary after that quarter.
In anticipation of the termination of their REFCORP obligation, the FHLBanks have reached an agreement to set aside, once the obligation has ended, amounts that would have otherwise been paid to REFCORP as restricted retained earnings, with the objective of increasing the earnings reserves of the FHLBanks and enhancing the safety and soundness of the FHLBank System.
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
Note 1. Significant Accounting Policies and Estimates.
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
Fair Value Measurements and Disclosures
The accounting standard on fair value measurements and disclosures discusses how entities should measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. In January 2010, the Financial Accounting Standards Board (“FASB”) provided further guidelines effective January 1, 2010, that required enhanced disclosures about fair value measurements that the FHLBNY adopted in the 2010 first quarter. For more information, see Note 19 — Fair Values of Financial Instruments.
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
In its Statements of Condition at December 31, 2010 and 2009, the FHLBNY measured and recorded fair values using the above guidance for derivatives, available-for-sale securities, and certain consolidated obligation bonds and discount notes that were designated under the fair value option accounting (“FVO”). Certain held-to-maturity securities determined to be credit impaired or other-than-temporarily impaired (“OTTI”) at December 31, 2010 and 2009 were measured and recorded at their fair values on a non-recurring basis.
Fair Values of Derivative positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities under hedge accounting rules to mitigate fair value risks. In addition, the Bank records the fair value of an insignificant amount of mortgage-delivery commitments as derivatives. For additional information, see Note 18 — Derivatives and Hedging Activities.
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
Fair Values of investments classified as available-for-sale securities — The FHLBNY measures and records fair values of available-for-sale securities in the Statements of Condition in accordance with the fair value measurement standards. Changes in the values of available-for-sale securities are recorded in Accumulated other comprehensive income (loss) (“AOCI”), a component of members’ capital, with an offset to the recorded value of the investments in the Statements of Condition. The Bank’s investments classified as available-for-sale (“AFS”) are comprised of mortgage-backed securities that are primarily GSE issued variable-rate collateralized mortgage obligations and are marketable at their recorded fair values. A small percentage of the AFS portfolio at December 31, 2010 and 2009 consisted of investments in equity and bond mutual funds held by grantor trusts owned by the FHLBNY. The unit prices, or the “Net asset values,” of the underlying mutual funds were available through publicly viewable websites and the units were marketable at recorded fair values.
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
See Note 19 — Fair Values of Financial Instruments — for additional disclosures about fair values and Levels associated with assets and liabilities recorded on the Bank’s Statements of Condition at December 31, 2010 and 2009.

Fair Value of held-to-maturity securities on a Nonrecurring Basis — Certain held-to-maturity investment securities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of other-than-temporary impairment. In accordance with the guidance on recognition and presentation of other-than-temporary impairment, certain held-to-maturity mortgage-backed securities were determined to be credit impaired at December 31, 2010 and 2009 and the securities were recorded at their fair values in the Statements of Condition at those dates. For more information, see Note 5 — Held-to-Maturity Securities and Note 19 — Fair Values of Financial Instruments.
Financial Assets and Financial Liabilities recorded under the Fair Value Option — The accounting standards on the fair value option for financial assets and liabilities, created the Fair Value Option (“FVO”) allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for the selected financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. The FHLBNY has elected the FVO designation for certain consolidated obligations. At December 31, 2010 and 2009, the Bank had designated certain consolidated obligation debt under the FVO and recorded their fair values in the Statements of Condition at those dates. The changes in fair values of the designated debt are economically hedged by interest rate swaps. See Note 19 — Fair Values of Financial Instruments for more information.
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
For previously impaired OTTI securities that have subsequently incurred additional credit losses, those credit losses are reclassified out of non-credit losses in AOCI and charged to earnings.
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
Beginning with the second quarter of 2009, the FHLBanks formed an OTTI Governance Committee (“OTTI Committee”) with the responsibility for reviewing and approving key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate the cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The OTTI Committee charter was approved on June 11, 2009, and provides a formal process by which the FHLBanks can provide input on and approve the assumptions.
Although a FHLBank may engage another FHLBank to perform its OTTI analysis under the guidelines of the OTTI Committee, each FHLBank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost basis and yields. FHLBanks that hold the same private-label MBS are required to consult with one another to make sure that any decision that a commonly held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks.
The OTTI Committee’s role and scope with respect to the assessment of credit impairment for the FHLBNY’s private-label MBS are discussed further in the section “Impairment analysis of mortgage-backed securities.”
FHLBank System Pricing Committee — In an effort to achieve consistency among the FHLBanks’ pricing of investments of mortgage-backed securities, in the third quarter of 2009 the FHLBanks also formed the MBS Pricing Governance Committee (“Pricing Committee”), which was responsible for developing a fair value methodology for mortgage-backed securities that all FHLBanks could adopt. Consistent with the guidance from the Pricing Committee, the FHLBNY conformed its pre-existing methodology for estimating the fair value of mortgage-backed securities starting with the interim period ended September 30, 2009. Under the approved methodology, the FHLBNY requests prices for all mortgage-backed securities from four specific third-party vendors. Prior to the change, the FHLBNY used three of the four vendors specified by the Pricing Committee. Depending on the number of prices received from the four vendors for each security, the FHLBNY selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review by the FHLBNY. In certain limited instances (i.e., when prices are outside of variance thresholds or the third-party services do not provide a price), the FHLBNY obtains a price from securities dealers that may be deemed the most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for CUSIPs held in common with other FHLBanks are reviewed for consistency. The incorporation of the Pricing Committee guidelines did not have a significant impact in the FHLBNY’s estimate of the fair values of its investment securities at implementation of the policy as of September 30, 2009 and thereafter.

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
Up until March 31, 2010, both Ambac Assurance Corp (“Ambac”), and MBIA Insurance Corp (“MBIA”), the two primary bond insurers for the FHLBNY, had been paying claims in order to meet any cash flow deficiency within the structure of the insured securities. On March 24, 2010, Ambac, with the consent of the Commissioner of Insurance for the State of Wisconsin (the “Commissioner”), entered into a temporary injunction to suspend payments to bond holders and to create a segregated account for bondholders. As a result, payments from Ambac to trustees of certain insured bonds owned by the FHLBNY were also temporarily suspended. The amounts suspended were not significant as of December 31, 2010. MBIA is continuing to meet claims for bonds owned by the FHLBNY.
Within the boundaries set in the methodology outlined above, which are re-assessed at each quarter, the Bank believes it is appropriate to assert whether or not insurer credit support can be relied upon over a certain period of time. For Ambac that support period ended at March 31, 2010 (no-reliance after that date) based on the FHLBNY’s analysis of the temporary injunction by the Commissioner. In March 2010, S&P revised its counterparty credit rating on Ambac to “R” from below investment grade. S&P’s rating action was consistent with the level of regulatory intervention (R rating) at Ambac. MBIA is currently rated below investment grade. As with all assumptions, changes to these assumptions (if bond insurers are deemed fully viable and able to fulfil their insurance obligations for bonds owned by the FHLBNY) may result in materially different outcomes.
Although the FHLBNY has temporarily suspended its reliance on Ambac, effectively immediately, and MBIA, effective June 30, 2011 for reasons outlined in previous paragraphs, the FHLBNY believes that bond insurance is an inherent aspect of credit support within the structure of the security itself and it is appropriate to include insurance in its evaluation of expected cash flows and determination of OTTI in future periods. The FHLBNY has also established that the terms of insurance enable the insurance to travel with the security if the security is sold in the future.
Impairment analysis of mortgage-backed securities
Securities with a fair value below amortized cost basis are considered impaired. Determining whether a decline in fair value is OTTI requires significant judgment. The FHLBNY evaluates its individual held-to-maturity investment in private-label issued mortgage- and asset-backed securities for OTTI on a quarterly basis. As part of this process, the FHLBNY assesses if it has the intent to sell the security or “it is more likely than not” that it will be required to sell the impaired investment before recovery of its amortized cost basis. To assess whether the entire amortized cost basis of the FHLBNY’s private-label MBS will be recovered in future periods, beginning with the quarter ended September 30, 2009 and thereafter, the Bank performed OTTI analysis by cash flow testing 100 percent of its private-label MBS. In the first two quarters of 2009, the FHLBNY’s methodology was to analyze all its private- label MBS to isolate securities that were considered to be at risk of OTTI and to perform cash flow analysis on securities at risk of OTTI.

Cash flow analysis derived from the FHLBNY’s own assumptions — Assessment for OTTI employed by the FHLBNY’s own techniques and assumptions were determined primarily using historical performance data of the 53 private-label MBS at December 31, 2010. These assumptions and performance measures were benchmarked by comparing to (1) performance parameters from “market consensus,” and (2) the assumptions and parameters provided by the OTTI Committee for the FHLBNY’s private-label MBS, which represented about 50 percent of the FHLBNY’s private-label MBS portfolio.
The internal process calculates the historical average of each bond’s prepayments, defaults, and loss severities, and considered other factors such as delinquencies and foreclosures. Management’s assumptions are primarily based on historical performance statistics extracted from reports from trustees, loan servicer reports and other sources. In arriving at historical performance assumptions, which is the FHLBNY’s expected case assumptions, the FHLBNY also considers various characteristics of each security including, but not limited to, the following: its credit rating and related outlook or status; the creditworthiness of the issuers of the debt securities; the underlying type of collateral; the year of securitization or vintage, the duration and level of the unrealized loss, credit enhancements, if any; and other collateral-related characteristics such as FICO® credit scores, and delinquency rates. The relative importance of this information varies based on the facts and circumstances surrounding each security as well as the economic environment at the time of assessment.
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
Each bond’s performance parameters, primarily prepayments, defaults and loss severities, and bond insurance financial guarantee predictors, as calculated by the Bank’s internal approach, are then input into the specialized bond cash flow model that allocates the projected collateral level losses to the various security classes in the securitization structure, in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancements for the senior securities are derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
Role and scope of the OTTI Governance Committee
Beginning with the third quarter of 2009, the OTTI Committee adopted guidelines that each FHLBank should assess credit impairment by cash flow testing of 100 percent of private-label securities. Of the 53 private-label MBS owned by the FHLBNY, approximately 50 percent of MBS backed by sub-prime loans, home equity loans, and manufactured housing loans were deemed to be outside the scope of the OTTI Committee because sufficient loan level collateral data was not available to determine the assumptions under the OTTI Committee’s approach described below. The remaining securities were modeled in the OTTI Committee common platform. The FHLBNY developed key modeling assumptions and forecasted cash flows using the FHLBNY’s own assumptions for 100 percent of its private-label MBS.
Cash flow derived from the OTTI Committee common platform — Consistent with the guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to perform cash-flow analyses for the securities within the scope of the OTTI Committee as a means of benchmarking the FHLBNY’s own cash flow analysis. At December 31, 2010 and 2009, the FHLBanks of San Francisco and Chicago cash flow tested approximately 50 percent of the FHLBNY’s private-label MBS. Although the FHLBNY has engaged the two FHLBanks to perform the cash flow analysis, the FHLBNY is ultimately responsible for making its own determination of impairment, the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost basis and yields.
The FHLBanks of San Francisco and Chicago performed cash flow analysis for the FHLBNY’s private-label securities in scope using two third-party models to establish the modeling assumptions and calculate the forecasted cash flows in the structure of the MBS. The first model considered borrower characteristics and the particular attributes of the loans underlying a security in conjunction with assumptions about future changes in home prices and interest rates to project prepayments, defaults and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which were based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank’s housing price forecast as of December 31, 2010 assumed current-to-trough home price declines ranging from 1 percent to 10 percent over the 3- to 9-month period beginning October 1, 2010. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year.

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
GSE issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac or a government agency by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities. Based on the Bank’s analysis, GSE and U.S. agency issued securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. In September 2008, the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE and agency issued securities given the current levels of collateral and credit enhancements and guarantees that exist to protect the investments.
Allowance for loan Losses
Establishing Allowance for Credit Loss. An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if necessary, on a loan-by-loan basis, to provide for probable losses inherent in the FHLBNY’s portfolio. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. Monitoring and evaluation of credit losses in the mortgage loans, primarily MPF loans, is evaluated on a loan level basis, and the FHLBNY does not collectively evaluate mortgage loans for credit losses. Monitoring and evaluation of Advances to members and financial letters of credits and commitments issued on behalf of members is based on the credit evaluation of members and the quality and level of over collateralization of advances borrowed by members. All member obligations with the FHLBNY are fully collateralized throughout their entire term. Monitoring and evaluation of short-term investments, such as term federal funds sold and certificates of deposits sold is based on the credit standing of counterparties.
Portfolio Segments. The FHLBNY has developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for (1) advances, letters of credit and other extensions of credit to members, (2) government-guaranteed or -insured mortgage loans held for portfolio (primarily MPF loans); (3) uninsured MPF loans mortgage-loans held for portfolio, (3) term federal funds sold and other short-term money market investments.
Classes of Financing Receivables. Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent that it is needed to understand the exposure to credit risk arising from these financing receivables. The FHLBNY has determined that no further disaggregation of portfolio segments is needed other than as identified.
Non-accrual status, Impairment methodology, and Charge-off policy. The FHLBNY’s policies and methodologies are summarized within the significant accounting and impairment policies of each assets described below (Federal funds sold, Advances, and MPF/Mortgage loans).
Federal Funds Sold
Federal funds sold represents short-term, unsecured lending to major banks and financial institutions. Federal funds sold are recorded at cost on settlement date and interest is accrued using contractual rates.
Impairment Analysis of federal funds sold. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality, which is determined by management based on the credit ratings of counterparty’s debt securities or deposits as reported by Nationally Recognized Statistical Rating Organizations.
Advances
Accounting for Advances. The FHLBNY reports advances at amortized cost, net of unearned commitment fees, discounts (which are generally associated with advances for the Affordable Housing Program) and premiums, and any hedging adjustments. The FHLBNY records interest on advances to income as earned, and amortizes the premium and accretes the discounts on advances prospectively to interest income using a level-yield methodology over the term of the advance.
Impairment Analysis of Advances. The FHLBNY has established asset classification and reserve policies. All adversely classified assets of the FHLBNY will have a reserve established for probable losses. Based upon the collateral held as security and prior repayment histories, no allowance for losses on advances is currently deemed necessary by management.

Following the requirements of the Federal Home Loan Bank Act of 1932 (“FHLBank Act”), as amended, the FHLBNY obtains sufficient collateral on advances to protect it from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the FHLBNY, and other eligible real estate related assets. In addition, the FHLBNY has a lien on each member’s investment in the capital stock of the FHLBNY.
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
The FHLBNY closely monitors the creditworthiness of its members and closely monitors the quality and value of assets that are pledged as collateral by its members. The FHLBNY periodically assesses the mortgage underwriting and documentation standards of its borrowing members. In addition, the FHLBNY has lending procedures to manage its exposure to those members experiencing difficulty in meeting their capital requirements or other standards of credit worthiness. An advance will be considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all amounts due according to the contractual terms of the advance agreement.
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
As Note 7 — Advances, more fully describes, community financial institutions (FDIC-insured institutions with assets of $1,029 million or less during 2010) are subject to more expanded statutory collateral rules for small business and agricultural loans. The FHLBNY has not incurred any credit losses on advances since its inception. Based upon financial condition of its borrowers, the collateral held as security on the advances and repayment history, management of the FHLBNY believes that an allowance for credit losses on advances is unnecessary.
Prepayment Fees on advances. The FHLBNY charges a member a prepayment fee when the member prepays certain advances before the original maturity. The FHLBNY records prepayment fees net of fair value basis adjustments included in the book basis of the advance as interest income from advances. From time to time, the FHLBNY will enter into an agreement with a member to modify the terms of an existing advance. The FHLBNY evaluates whether the modified advance meets the accounting criteria to qualify as a modification of an existing advance or as a new advance in accordance with provisions under creditor’s accounting for a modification or exchange of debt instruments. If the new advance qualifies as a modification of the existing hedged advance, the hedging fair value adjustments and the net prepayment fee on the prepaid advance are recorded in the carrying value of the modified advance and amortized over the life of the modified advance as interest income from advances.
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
Mortgage Loans Held-for-Portfolio
The FHLBNY participates in the Mortgage Partnership Finance program® (“MPF” ®) by purchasing conventional mortgage loans from its participating members, hereafter referred to as Participating Financial Institutions (“PFI”). Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans purchased were not a significant total of the outstanding mortgage loans held-for-portfolio at December 31, 2010 and 2009. The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities.

Credit enhancement obligations and loss layers of mortgage loans. The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers. Collectability of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80 percent at origination, which is paid for by the borrower. Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”) for which the maximum exposure as estimated to be $12.0 million and $13.9 million at December 31, 2010 and 2009. The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI. The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY. For assuming this risk, PFIs receive monthly “credit enhancement fees” from the FHLBNY.
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
Accounting for mortgage loans. The FHLBNY classifies mortgage loans as held-for-portfolio and, accordingly, reports them at their principal amount outstanding, net of premiums, costs and discounts, which is the fair value of the mortgage loan on settlement date. The FHLBNY has the intent and ability to hold these mortgage loans to maturity.
Mortgage loans in foreclosure are written down and measured at their fair values on a non-recurring basis (see Note 19. — Fair Values of Financial Instruments. The FHLBNY records credit enhancement fees as a reduction to mortgage loan interest income. The FHLBNY records other non-origination fees, such as delivery commitment extension fees and pair-off-fees, as derivative income over the life of the commitment. All such fees were inconsequential for all periods reported. The FHLBNY defers and amortizes premiums, costs, and discounts as interest income using the level yield method to the loan’s contractual maturities. Loan origination costs were deemed insignificant and were not included in the basis of the mortgage loans.
Non-accrual mortgage loans. The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. A loan on non-accrual status may be restored to accrual when (1) principal and interest are no longer 90 days or more past due, (2) the FHLBNY expects to collect the remaining interest and principal, and (3) the collection is not under legal proceedings. For mortgage-loans on non-accrual status, accrued but uncollected interest is reversed against mortgage-loan interest income. The FHLBNY records cash received on such loans first as interest income and then as a reduction of principal. If the collection of the remaining principal and interest due is determined to be doubtful, then cash received would be applied first to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-offs, followed by recording as interest income.
Allowance for credit losses on mortgage loans. The Bank reviews its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the principal and interest. An allowance for credit losses is a valuation allowance separately established for each identified loan in order to provide for probable losses inherent in loans that are conventional MPF loans and uninsured MPF loans and past due 90 days or more, or MPF loans that are classified under regulatory criteria (Sub-standard, doubtful, and loss). Each impaired loan is evaluated separately for impairment. See Note 8. Mortgage Loans Held-for-portfolio.
The allowance for credit losses on mortgage loans was $5.8 million and $4.5 million as of December 31, 2010 and 2009.
Impairment methodology and portfolio segmentation and disaggregation of mortgage loans — A conventional mortgage loan is considered impaired by the FHLBNY when it is past due 90 days or more and is analyzed for credit losses. Measurement of credit losses is based on current information and events and when it is probable that the FHLBNY will be unable to collect all amounts due according to the contractual terms of the loan agreement. Each such loan is measured for impairment based on the fair value of the underlying property less estimated selling costs. It is assumed that repayment will be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. To the extent that the net fair value of the property (collateral) is less than the carrying value of the loan, a loan loss allowance is recorded. FHA and VA are insured loans, and are excluded from the analysis. FHA- and VA-insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicers defaulting on their obligations. FHA- and VA-insured mortgage loans, if adversely classified, would have reserves established only in the event of a default of a PFI, and would be based on aging, collateral value and estimated costs to recover any uninsured portion of the MPF loan.
Interest income on impaired loans is recognized in the same manner as non-accrual loans noted below.
The FHLBNY has determined that no further disaggregation and or portfolio segmentation is needed as the credit risk is measured at the individual loan level.

Charge-off policy of mortgage loans — The FHLBNY records a charge-off on a conventional loan generally at the foreclosure of a loan, and typically occurs when the fair value of the underlying collateral, less estimated selling costs, is less than the recorded investment in the loan.
Real estate owned (“REO”) — REO includes assets that have been received in satisfaction of a mortgage loan through foreclosure. REO is recorded at the lower of cost or fair value less estimated selling costs. The FHLBNY recognizes a charge-off to allowance for credit losses if the fair value is less than the recorded investment in the loan at the date of transfer from mortgage-loan to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in Other income in the Statements of Income. REO is recorded in Other assets in the Statements of Condition.
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
Mandatorily redeemable capital stock at December 31, 2010 and 2009 represented stocks held by former members who were no longer members by virtue of being acquired by members of another FHLBank. Under existing practice, such stock will be repurchased when the stock is no longer required to support outstanding transactions with the FHLBNY. The FHLBNY repurchases excess stock upon the receipt of a request for redemption of such stock from a member, and the member’s stock is typically repurchased by the Bank by the next business day.
Redemption rights under the Capital Plan.
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
Accounting considerations under the Capital Plan. Generally, there are three triggering events that could cause the FHLBNY to repurchase capital stock.
•	a member requests redemption of excess membership stock;
•	a member delivers notice of its intent to withdraw from membership; and
•	a member attains non-member status (through merger into or acquisition by a non-member, or involuntary termination from membership).
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
Under the Capital Plan, when a member delivers a notification of its intent to withdraw from membership, the reclassification from equity to a liability will become effective upon receipt of the notification. The FHLBNY considers the member’s intent regarding such notification to be substantive in nature and, therefore reclassification to a liability will be made at the time the notification of the intent to withdraw is delivered. When a member is acquired by a non-member, the FHLBNY reclassifies stock of former members to a liability on the day the member’s charter is dissolved.
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
Affordable Housing Program
The FHLBank Act requires each FHLBank to establish and fund an AHP (see Note 13 — Affordable Housing Program and REFCORP). The FHLBNY charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The FHLBNY also issues AHP advances at interest rates below the customary interest rates for non-subsidized advances. When the FHLBNY makes an AHP advance, the present value of the variation in the cash flow caused by the difference between the AHP advance interest rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability. The amounts are then recorded as a discount on the AHP advance, and were inconsequential for all periods reported. As an alternative, the FHLBNY has the authority to make the AHP subsidy available to members as a grant.
AHP assessment is based on a fixed percentage of income before assessments and before adjustment for dividends associated with mandatorily redeemable capital stock. Dividend payments on non-member stock, considered to be mandatorily redeemable, are reported as interest expense in accordance with the accounting guidance for certain financial instruments with characteristics of both liabilities and equity. If the FHLBNY incurs a loss for the entire year, no AHP assessment or assessment credit is due or accrued, as explained more fully in Note 13 — Affordable Housing Program and REFCORP.
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
Derivatives
The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors if the derivative counterparties default and the related collateral, if any, is of insufficient value to the FHLBNY. Accounting for derivatives is addressed under accounting standards for derivatives and hedging. All derivatives are recognized on the balance sheet at their estimated fair values, including accrued unpaid interest as either a derivative asset or a derivative liability net of cash collateral received from or pledged to derivative counterparties.
Each derivative is designated as one of the following:
(1)	a qualifying [1] hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value” hedge);
(2)	a qualifying [1] hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge);
(3)	a non-qualifying [1] hedge of an asset or liability (“economic hedge”) for asset-liability management purposes; or
(4)	a non-qualifying [1] hedge of another derivative (an “intermediation” hedge) that is offered as a product to members or used to offset other derivatives with non-member counterparties.

[1]	The terms “qualifying” and “non-qualifying” refer to accounting standards for derivatives and hedging.
The FHLBNY had no foreign currency assets, liabilities or hedges in 2010, 2009 or 2008.
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
Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge (to the extent that the hedge is effective) are reported in AOCI, a component of equity, until earnings are affected by the variability of the cash flows of the hedged transaction (i.e., until the recognition of interest on a variable rate asset or liability is recorded in earnings).

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
For both fair value and cash flow hedges that qualify for hedge accounting treatment, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in current period’s earnings in Other income (loss) as a Net realized and unrealized gains (losses) on derivatives and hedging activities. The differentials between accruals of interest income and expense on derivatives designated as fair value or cash flow hedges that qualify for hedge accounting treatment is recognized as adjustments to the interest income or expense of the hedged advances and consolidated obligations.
Changes in the fair value of a derivative not qualifying for hedge accounting are recorded in current period earnings with no fair value adjustment to the asset or liability being hedged. Both the net interest and the fair value adjustments on the derivative are recorded in Other income (loss) as a Net realized and unrealized gains (losses) on derivatives and hedging activities. Interest income and expense and changes in fair values of derivatives designated as economic hedges (also referred to as standalone hedges), or when executed as intermediated derivatives for members, are also recorded in the manner described above.
The FHLBNY routinely issues debt to investors and makes advances to members in which a derivative instrument is “embedded”. Upon execution of these transactions, the FHLBNY assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If the FHLBNY determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate, standalone instrument with the same terms would qualify as a derivative instrument, the embedded derivative would be separated from the host contract as prescribed for hybrid financial instruments under accounting standards for derivatives and hedge accounting, and carried at fair value. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, the changes in fair value would be reported in current earnings (such as an investment security classified as “trading”; or, if the FHLBNY cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and no portion of the contract would be designated as a hedging instrument). The FHLBNY had no financial instruments with embedded derivatives that required bifurcation at December 31, 2010 and 2009.
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

Cash Collateral associated with Derivative Contracts. The Bank reports derivative assets and derivative liabilities in its Statements of Condition after giving effect to legally enforceable master netting agreements with derivative counterparties, which include interest receivable and payable on derivative contracts and the fair values of the derivative contracts. The Bank records cash collateral received and paid in the Statements of Condition as derivative assets and liabilities in the following manner: Cash collateral pledged by the Bank is reported as a deduction to Derivative liabilities; cash collateral received from derivative counterparties is reported as a deduction to Derivative assets. No securities were either pledged or received as collateral for derivatives at December 31, 2010 or 2009.
Premises, Software and Equipment
The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful lives or the terms of the underlying leases, which range up to seven years. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on disposal of premises and equipment in Other income (loss).
The following table summarizes premises, software and equipment and the associated accumulated depreciation and amortization (in thousands):

	December 31,
	2010		2009
		Accumulated		Accumulated
Fixed Assets	Assets	Depreciation	Assets	Depreciation

Premises, Furniture, and Equipment	$11,617	$(8,017)	$11,133	$(7,390)
Computer Software and Hardware	40,314	(28,982)	35,012	(23,963)

Total:	$51,931	$(36,999)	$46,145	$(31,353)

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
Resolution Funding Corporation (“REFCORP”) Assessments
Although the FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate tax, it is required to make payments to REFCORP. Each FHLBank is required to pay 20 percent of income calculated in accordance with accounting principles generally accepted in the U.S. (“GAAP”) after the assessment for Affordable Housing Program, but before the assessment for the REFCORP. The Affordable Housing Program and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBNY accrues its REFCORP assessment on a monthly basis. Each FHLBank is required to make payments to REFCORP (20 percent) until the total amount of payments actually made is equivalent to a $300 million annual annuity, whose final maturity date is April 15, 2030. However, based on anticipated payments to be made by the 12 FHLBanks through the third quarter of 2011, it is likely that the FHLBanks will satisfy their obligation to REFCORP by the end of that period and, assuming that such is the case, further payments will not be necessary after that quarter.
In anticipation of the termination of their REFCORP obligation, the FHLBanks have reached an agreement to set aside, once the obligation has ended, amounts that would have otherwise been paid to REFCORP as restricted retained earnings, with the objective of increasing the earnings reserves of the FHLBanks and enhancing the safety and soundness of the FHLBank System.
Finance Agency and Office of Finance Expenses
The FHLBNY is assessed for its proportionate share of the costs of operating the Finance Agency and the Office of Finance. The Finance Agency is authorized to impose assessments on the FHLBanks and two other GSEs in amounts sufficient to pay the Finance Agency’s annual operating expenses and capital expenditures.

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
Cash Flows
In the Statements of Cash Flows, the FHLBNY considers Cash and due from banks to be cash. Federal funds sold, certificates of deposit, and interest-earning balances at the Federal Reserve Banks are reported in the Statements of Cash Flows as investing activities. Cash collateral pledged is reported as a deduction to Derivative liabilities and cash collateral received is reported as a deduction to Derivative assets in the Statements of Condition. In the Statements of Cash Flows, cash collateral pledged or received is reported as net changes in investing and financing activities.
Cash flows from a derivative instrument that is accounted for as a fair value or cash flow hedge, including those designated as economic hedges, are reflected as cash flows from operating activities provided that the derivative instrument does not include an other-than-insignificant financing element at inception.
In the third quarter of 2008, the Bank replaced a significant amount of derivative contracts that had been executed with Lehman Brothers Special Financing Inc. (“LBSF”), when LBSF filed for bankruptcy. The derivatives were replaced at terms that were generally “off-market” and required the derivative counterparties to pay cash to the FHLBNY to assume the derivatives which were primarily in a gain position from the perspective of the counterparties. All cash inflows and outflows of the replacement trades were reported as a financing activity at the inception of the trades in the Statements of Cash Flows. Consistent with the accounting provisions of derivatives and hedge accounting, the interest rate exchanges at each payment dates are reported as a financing activity because the derivatives contained a financing element considered to be more-than-insignificant at inception.
The Bank treats gains and losses on debt extinguishments as an operating activity and reports the cash payments from the early retirement of debt net of these amounts under financing activity in the Statements of Cash Flows.
Note 2. Recently Issued Accounting Standards and Interpretations.
Accounting for the Consolidation of Variable Interest Entities. In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to improve financial reporting by enterprises involved with variable interest entities (“VIEs”) and to provide more relevant and reliable information to users of financial statements. This guidance amended the manner in which entities evaluate whether consolidation is required for VIEs. The guidance also required that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance required enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance was effective as of the beginning of each reporting entity’s first annual reporting period that began after November 15, 2009 (January 1, 2010 for the FHLBNY), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application was prohibited. The FHLBNY has evaluated its operations and investments and concluded that the impact of VIEs were insignificant. The guidance did not impact the financial statements, results of operations or cash flows of the FHLBNY.
Fair Value Measurements and Disclosures. Improving Disclosures about Fair Value Measurements — In January 2010, the FASB issued additional guidance for fair value measurements and disclosures. The new guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the FHLBNY), except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the FHLBNY), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The FHLBNY adopted this guidance as of January 1, 2010. Adoption of the guidance resulted in increased financial statement footnote disclosures only. It did not impact the Statements of Condition, Operations, Cash Flows, or Changes in Capital or the determination of fair values.

Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance, which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance include: (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that to qualify for sales accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBNY), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Early application is prohibited. The FHLBNY has evaluated the effect of the adoption of this guidance and has concluded that adoption had no impact on its financial statements, results of operations or cash flows.
Scope Exception Related to Embedded Credit Derivatives. On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010 for the Bank). Early adoption is permitted at the beginning of an entity’s first interim reporting period beginning after issuance of this guidance. The Bank adopted this guidance on July 1, 2010 and the adoption did not have any impact on the Bank’s results of operations or financial condition.
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends the existing disclosure requirements to require a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. The requirements are intended to enhance transparency regarding the nature of an entity’s credit risk associated with its financing receivables and an entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures that relate to information as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Bank). The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the Bank). Adoption of the guidance resulted in increased financial statement footnote disclosures only. It did not impact the Statements of Condition, Operations, Cash Flows, or Changes in Capital or the determination of fair value.
Subsequent Events. On February 25, 2010, the FASB issued final guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued (FASB ASC 855-10). This guidance sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This guidance was effective for interim and annual financial periods ending after June 15, 2009. The FHLBNY adopted this guidance in the quarter ended June 30, 2009. and its adoption resulted in additional disclosures in the financial statements for certain interim periods. For more information about subsequent events as of the date of the filing of this report, see Note 23 — Subsequent Events.
Enhanced Disclosures about Derivative Instruments and Hedging Activities. On March 19, 2008, the FASB issued guidance which was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows (FASB ASC 815-10-65-1). The standard was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the FHLBNY). Since the new guidance only required additional disclosures concerning derivatives and hedging activities, its adoption as of January 1, 2009 did not have an effect on our financial condition, results of operations or cash flows. The expanded disclosures related to this guidance are included in Note 18 — Derivatives and Hedging Activities.
In September 2008, the FASB issued guidance to require enhanced disclosures about credit derivatives and guarantees and amend the existing guidance on guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others (FASB ASC 460-10) to exclude credit derivative instruments accounted for at fair value under the accounting standard for derivatives and hedge accounting (FASB ASC 815-10). The new guidance was effective for financial statements issued for reporting periods ending after November 15, 2008. Since the new guidance only required additional disclosures concerning credit derivatives and guarantees, its adoption as of January 1, 2009 did not have an effect on our financial condition, results of operations or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments. On April 9, 2009, the FASB issued guidance for recognition and presentation of other-than-temporary impairment (OTTI) (FASB ASC 320-10-65-1). The new guidance was intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The guidance applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income (loss), which is the noncredit component. Noncredit component losses are to be recorded in accumulated other comprehensive income (loss) if an investor can assert that (a) it does not have the intent to sell, or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery, and (c) it expects to recover the amortized cost basis of the security. The guidance was applicable for all entities beginning with the quarter ended June 30, 2009, with earlier adoption at January 1, 2009 permitted. The FHLBNY early adopted this guidance at January 1, 2009, and has recorded OTTI on its securities under the new rules. No cumulative effect transition adjustment was recorded since the FHLBNY had no OTTI securities prior to 2009. The expanded disclosures related to the new guidance are included in Note 5 — Held-to-Maturity Securities and Note 6 — Available-for-Sale Securities.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. On April 9, 2009, the FASB issued guidance, which clarified the approach to, and provided additional factors to consider in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased (FASB ASC 820-10-65-4). It also included guidance on identifying circumstances that indicate a transaction is not orderly. The guidance was effective prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. The FHLBNY elected to early adopt this guidance effective January 1, 2009. The enhanced disclosures related to this guidance are included in Note 19 — Fair Values of Financial Instruments.
Note 3. Cash and Due from Banks.
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in cash and due from banks.
Compensating balances
The Bank maintained average required clearing balances with the Federal Reserve Banks of approximately $1.0 million for the years ended December 31, 2010 and 2009. The Bank uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through deposit reserves
The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks were $49.5 million and $29.3 million as of December 31, 2010 and 2009. The Bank includes member reserve balances in Other liabilities in the Statements of Condition.
Note 4. Interest-Bearing Deposits.
In October 2008, the Board of Governors of the Federal Reserve System directed the Federal Reserve Banks (“FRB”) to pay interest on balances in excess of certain required reserve and clearing balances. The formula for calculating interest earned was based on average excess balances over the calculation period; rates are generally tied to the federal funds rate. At December 31, 2008, the Bank had invested $12.2 billion in excess balances placed with the FRB as interest-bearing deposit. Effective July 2, 2009, the FHLBNY no longer collected interest on excess balances with the FRB. The FRB will pay interest only on required reserves. At December 31, 2010 and 2009, the cash at the FRB was classified as Cash and Due from Banks as the balances did not earn interest.
Note 5. Held-to-Maturity Securities.
Held-to-maturity securities consist of mortgage- and asset-backed securities (collectively mortgage-backed securities or “MBS”), state and local housing finance agency bonds, and short-term certificates of deposit issued by highly rated banks and financial institutions.
Mortgage-backed securities — The FHLBNY’s investments in MBS are predominantly government-sponsored, enterprise-issued securities. The carrying value of investments in mortgage-backed securities issued by Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”) (together, government sponsored enterprises or “GSEs”) and a U.S. government agency at December 31, 2010 was $6.2 billion, or 88.3% of the total MBS classified as held-to-maturity. The comparable carrying value of GSE issued MBS at December 31, 2009 was $8.7 billion, or 89.1% of the total MBS classified as held-to-maturity. The carrying value (amortized cost less non-credit component of OTTI) of privately issued mortgage- and asset-backed securities at December 31, 2010 and 2009 was $0.8 billion and $1.1 billion. Privately issued MBS primarily included asset-backed securities, mortgage pass-throughs and Real Estate Mortgage Investment Conduit bonds, and securities supported by manufactured housing loans.
State and local housing finance agency bonds — Investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) were classified as held-to-maturity and the amortized cost basis was $770.6 million and $751.8 million at December 31, 2010 and 2009.

Major Security Types
The amortized cost basis, the gross unrecognized holding gains and losses1, the fair values of held-to-maturity securities, and OTTI recognized in AOCI were as follows (in thousands):

	December 31, 2010
				Gross	Gross
	Amortized	OTTI	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in OCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$857,387	$—	$857,387	$48,712	$—	$906,099
Freddie Mac	244,041	—	244,041	13,316	—	257,357

Total pools of mortgages	1,101,428	—	1,101,428	62,028	—	1,163,456

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,637,261	—	1,637,261	52,935	—	1,690,196
Freddie Mac	2,790,103	—	2,790,103	92,746	—	2,882,849
Ginnie Mae	116,126	—	116,126	936	—	117,062

Total CMOs/REMICs	4,543,490	—	4,543,490	146,617	—	4,690,107

Commercial Mortgage-Backed Securities
Fannie Mae	100,492	—	100,492	—	$(2,516)	97,976
Freddie Mac	375,901	—	375,901	1,031	$(5,315)	371,617
Ginnie Mae	48,747	—	48,747	1,857	—	50,604

Total commercial mortgage-backed securities	525,140	—	525,140	2,888	$(7,831)	520,197

Non-GSE MBS
CMOs/REMICs	294,686	(2,209)	292,477	6,228	(916)	297,789
Commercial MBS	—	—	—	—	—	—

Total non-federal-agency MBS	294,686	(2,209)	292,477	6,228	(916)	297,789

Asset-Backed Securities
Manufactured housing (insured)	176,592	—	176,592	—	(21,437)	155,155
Home equity loans (insured)	257,889	(66,252)	191,637	35,550	(4,316)	222,871
Home equity loans (uninsured)	184,284	(24,465)	159,819	17,780	(21,478)	156,121

Total asset-backed securities	618,765	(90,717)	528,048	53,330	(47,231)	534,147

Total MBS	$7,083,509	$(92,926)	$6,990,583	$271,091	$(55,978)	$7,205,696

Other
State and local housing finance agency obligations	$770,609	$—	$770,609	$1,434	$(79,439)	$692,604

Total other	$770,609	$—	$770,609	$1,434	$(79,439)	$692,604

Total Held-to-maturity securities	$7,854,118	$(92,926)	$7,761,192	$272,525	$(135,417)	$7,898,300

	December 31, 2009
				Gross	Gross
	Amortized	OTTI	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in OCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$1,137,514	$—	$1,137,514	$38,378	$—	$1,175,892
Freddie Mac	335,368	—	335,368	12,903	—	348,271

Total pools of mortgages	1,472,882	—	1,472,882	51,281	—	1,524,163

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,609,254	—	2,609,254	70,222	(2,192)	2,677,284
Freddie Mac	4,400,003	—	4,400,003	128,952	(3,752)	4,525,203
Ginnie Mae	171,531	—	171,531	245	(1,026)	170,750

Total CMOs/REMICs	7,180,788	—	7,180,788	199,419	(6,970)	7,373,237

Ginnie Mae-CMBS	49,526	—	49,526	62	—	49,588

Non-GSE MBS
CMOs/REMICs	447,367	(2,461)	444,906	2,437	(7,833)	439,510
Commercial MBS	—	—	—	—	—	—

Total non-federal-agency MBS	447,367	(2,461)	444,906	2,437	(7,833)	439,510

Asset-Backed Securities
Manufactured housing (insured)	202,278	—	202,278	—	(37,101)	165,177
Home equity loans (insured)	307,279	(79,445)	227,834	12,795	(25,136)	215,493
Home equity loans (uninsured)	217,981	(28,664)	189,317	3,436	(34,804)	157,949

Total asset-backed securities	727,538	(108,109)	619,429	16,231	(97,041)	538,619

Total MBS	$9,878,101	$(110,570)	$9,767,531	$269,430	$(111,844)	$9,925,117

Other
State and local housing finance agency obligations	$751,751	$—	$751,751	$3,430	$(11,046)	$744,135

Total other	$751,751	$—	$751,751	$3,430	$(11,046)	$744,135

Total Held-to-maturity securities	$10,629,852	$(110,570)	$10,519,282	$272,860	$(122,890)	$10,669,252

[1]	Unrecognized gross holding gains and losses represent the difference between carrying value and fair value of a held-to-maturity security. At December 31, 2010 and 2009, the FHLBNY had pledged MBS with an amortized cost basis of $2.7 million and $2.0 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

Unrealized Losses
The following tables summarize held-to-maturity securities with fair values below their amortized cost basis. The fair values and gross unrealized holding losses1 are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position as follows (in thousands):

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$20,945	$(1,270)	$309,476	$(78,169)	$330,421	$(79,439)

Total Non-MBS	20,945	(1,270)	309,476	(78,169)	330,421	(79,439)

MBS Investment Securities
MBS — Other US Obligations
Ginnie Mae	—	—	—	—	—	—
MBS-GSE
Fannie Mae-CMBS	97,976	(2,516)	—	—	97,976	(2,516)
Freddie Mac-CMBS	196,658	(5,315)	—	—	196,658	(5,315)

Total MBS-GSE	294,634	(7,831)	—	—	294,634	(7,831)

MBS-Private-Label — CMOs	5,017	(19)	593,667	(87,302)	598,684	(87,321)

Total MBS	299,651	(7,850)	593,667	(87,302)	893,318	(95,152)

Total	$320,596	$(9,120)	$903,143	$(165,471)	$1,223,739	$(174,591)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$212,112	$(8,611)	$43,955	$(2,435)	$256,067	$(11,046)

Total Non-MBS	212,112	(8,611)	43,955	(2,435)	256,067	(11,046)

MBS Investment Securities
MBS — Other US Obligations
Ginnie Mae-CMOs	122,359	(1,020)	2,274	(6)	124,633	(1,026)
MBS-GSE
Fannie Mae-CMOs	780,645	(2,192)	—	—	780,645	(2,192)
Freddie Mac-CMOs	814,881	(3,752)	—	—	814,881	(3,752)

Total MBS-GSE	1,595,526	(5,944)	—	—	1,595,526	(5,944)

MBS-Private-Label — CMOs	113,140	(1,523)	765,445	(196,134)	878,585	(197,657)

Total MBS	1,831,025	(8,487)	767,719	(196,140)	2,598,744	(204,627)

Total	$2,043,137	$(17,098)	$811,674	$(198,575)	$2,854,811	$(215,673)

[1]	Unrealized losses represent the difference between amortized cost and fair value of a security. The baseline measure of unrealized losses is amortized cost, which is not adjusted for non-credit OTTI. Unrealized losses will not equal gross unrecognized losses, which is adjusted for non-credit OTTI.
Redemption terms
The amortized cost and estimated fair value of held-to-maturity securities, by contractual maturity, were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
State and local housing finance agency obligations
Due in one year or less	$—	$—	$2,820	$2,869
Due after one year through five years	6,415	6,467	9,315	9,338
Due after five years through ten years	61,945	60,667	62,065	62,766
Due after ten years	702,249	625,470	677,551	669,162

State and local housing finance agency obligations	770,609	692,604	751,751	744,135

Mortgage-backed securities
Due in one year or less	—	—	—	—
Due after one year through five years	1,730	1,768	2,661	2,645
Due after five years through ten years	1,324,480	1,351,936	1,140,154	1,172,718
Due after ten years	5,757,299	5,851,992	8,735,286	8,749,754

Mortgage-backed securities	7,083,509	7,205,696	9,878,101	9,925,117

Certificates of deposit
Due in one year or less	—	—	—	—

Certificates of deposit	—	—	—	—

Total Held-to-maturity securities	$7,854,118	$7,898,300	$10,629,852	$10,669,252

The amortized cost of held-to-maturity securities at December 31, 2010 included discounts of $19.2 million ($29.8 million at December 31, 2009) and premiums of $15.1 million ($14.9 million at December 31, 2009). In 2010, accretion of $6.7 million, net of amortization, was recorded to interest income. In 2009, accretion of $6.4 million, net of amortization, was recorded to interest income. In 2008, amortization expenses of $1.8 million, net of accretion, were charges to interest income.
Interest rate payment terms
The following table summarizes interest rate payment terms of long-term securities classified as held-to-maturity (in thousands):

	December 31, 2010
	Amortized	OTTI	Carrying
	Cost	in OCI	Value
Mortgage-backed securities
CMO
Fixed	$3,064,470	$(3,673)	$3,060,797
Floating	2,105,272	—	2,105,272

CMO Total	5,169,742	(3,673)	5,166,069

Pass Thru
Fixed	1,830,665	(88,032)	1,742,633
Floating	83,102	(1,221)	81,881

Pass Thru Total	1,913,767	(89,253)	1,824,514

Total MBS	7,083,509	(92,926)	6,990,583

State and local housing finance agency obligations
Fixed	135,344	—	135,344
Floating	635,265	—	635,265

	770,609	—	770,609

Total Held-to-maturity securities	$7,854,118	$(92,926)	$7,761,192

	December 31, 2009
	Amortized	OTTI	Carrying
	Cost	in OCI	Value
Mortgage-backed securities
CMO
Fixed	$4,281,206	$(5,047)	$4,276,159
Floating	3,089,976	—	3,089,976

CMO Total	7,371,182	(5,047)	7,366,135

Pass Thru
Fixed	2,396,776	(104,146)	2,292,630
Floating	110,143	(1,377)	108,766

Pass Thru Total	2,506,919	(105,523)	2,401,396

Total MBS	9,878,101	(110,570)	9,767,531

State and local housing finance agency obligations
Fixed	173,781	—	173,781
Floating	577,970	—	577,970

	751,751	—	751,751

Total Held-to-maturity securities	$10,629,852	$(110,570)	$10,519,282

Impairment analysis of GSE issued securities
The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and a government agency by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities. Based on the Bank’s analysis, GSE and agency issued securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE and agency issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Impairment analysis of held-to-maturity non-agency private-label mortgage- and asset-backed securities (“PLMBS”)
Management evaluates its investments for OTTI on a quarterly basis, under amended OTTI guidance issued by the Financial Accounting Standards Board (“FASB”) in the 2009 first quarter. This amended OTTI guidance, which the FHLBNY early adopted in the 2009 first quarter, results in only the credit portion of OTTI securities being recognized in earnings. The noncredit portion of OTTI, which represents fair value losses of OTTI securities, is recognized in AOCI. Prior to 2009, if impairment was determined to be other-than-temporary, the impairment loss recognized in earnings was equal to the entire difference between the security’s amortized cost basis and its fair value. Prior to 2009, the FHLBNY had no impaired securities. Beginning with the quarter ended September 30, 2009, and thereafter, the FHLBNY performed its OTTI analysis by cash flow testing 100 percent of it private-label MBS.
Base case (best estimate) assumptions and adverse case scenarios — In evaluating its private-label MBS for OTTI, the FHLBNY develops a base case assumption about future changes in home prices, prepayments, default and loss severities. The base case assumptions are the Bank’s best estimate of the performance parameters of its private-label MBS. The assumptions are then input to an industry standard bond cash flow model that generates expected cash flows based on various security classes in the securitization structure of each private-label MBS. See Note 1 for information with respect to critical estimates and assumptions about the Bank’s impairment methodologies. In addition to evaluating its private-label MBS under a base case scenario, the FHLBNY also performs a cash flow analysis for each security determined to be OTTI under a more stressful performance scenario. For more information, see Table: “Adverse case scenario — December 31, 2010” that summarizes the base case assumptions and OTTI results under an adverse case scenario.
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
The two primary monoline insurers, Ambac and MBIA, have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to assess the ability of the monoline insurers to meet future insurance obligations. Predicting when bond insurers may no longer have the ability to perform under their contractual agreements is a key impairment measurement parameter which the FHLBNY continually adjusts to factor the changing operating conditions at Ambac and MBIA. MBIA is currently rated below investment grade. Ambac’s rating was recently updated from below investment grade to “R,” which is indicative of regulatory intervention, as Ambac is under conservatorship. Financial information, cash flows and results of operations from the two monolines are closely monitored and analyzed by the management of FHLBNY. Based on on-going analysis of Ambac and MBIA at each interim period in 2010, the FHLBNY management has shortened the period it believes the two monolines can continue to provide insurance support as a result of the changing operating conditions at Ambac and MBIA. For OTTI assessment, the management of the Bank has effectively excluded Ambac as a reliable provider of support for any future short-falls on securities insured by Ambac, and will not rely on support from MBIA beyond June 30, 2011 for securities insured by MBIA. The FHLBNY performs this analysis and makes a re-evaluation of the bond insurance support period quarterly.
Up until March 31, 2010, both Ambac and MBIA had been paying claims in order to meet any current cash flow deficiency within the structure of the insured securities. As of December 31, 2010, MBIA is continuing to meet claims. On March 24, 2010, Ambac, with the consent of the Commissioner of Insurance for the State of Wisconsin (the “Commissioner”), entered into a temporary injunction to suspend payments to bond holders and to create a segregated account for bond holders, which had no effect on payments due from Ambac through March 31, 2010. As a result, payments from Ambac to trustees of certain insured bonds owned by the FHLBNY were suspended. The amounts suspended were not material. Changes to these and other key assumptions may result in materially different outcomes and the realization of additional other-than-temporary impairment charges in the future.
OTTI Year ended December 31, 2010 — To assess whether the entire amortized cost basis of the Bank’s private-label MBS will be recovered, the Bank performed cash flow analysis for 100 percent of the FHLBNY’s private-label MBS outstanding at December 31, 2010 and at each quarter in 2010. Cash flow assessments identified credit impairment on eight HTM private-label mortgage-backed securities, resulting in $8.3 million of other-than-temporary impairment (“OTTI”) charged to earnings in 2010. Seven of the securities had been previously determined to be OTTI, and the additional impairment (or re-impairment) in 2010 was due to further deterioration in the credit performance metrics of the securities. The non-credit portion of OTTI recorded in AOCI was not significant in 2010 as the fair values of almost all securities deemed OTTI were in excess of their carrying values.

The table below summarizes the key characteristics of the impact of securities determined to be OTTI during 2010, including securities determined to be OTTI in the fourth quarter of 2010 (dollars in thousands):

	Year ended December 31, 2010
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI
Security		Fair		Fair		Fair	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss [1]

RMBS-Prime*	$—	$—	$—	$—	$58,269	$55,631	$(176)	$(303)
HEL Subprime*	31,256	17,090	173,220	129,804	70,747	62,300	(8,146)	3,573

Total	$31,256	$17,090	$173,220	$129,804	$129,016	$117,931	$(8,322)	$3,270

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.

[1]	Positive non-credit loss represents the net amount of non-credit losses reclassified from OCI to increase the carrying value of securities previously deemed OTTI.
The table below summarizes the key characteristics of the securities that were deemed OTTI in the fourth quarter of 2010 (dollars in thousands):

	Quarter ended December 31, 2010
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI
Security		Fair		Fair		Fair	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss

RMBS-Prime*	$—	$—	$—	$—	$16,477	$15,827	$(176)	$(303)
HEL Subprime*	11,375	6,932	6,282	3,863	—	—	(409)	—

Total	$11,375	$6,932	$6,282	$3,863	$16,477	$15,827	$(585)	$(303)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.
With respect to the Bank’s remaining investments at December 31, 2010, the Bank believes no OTTI exists. The Bank’s conclusion is based upon multiple factors: bond issuers’ continued satisfaction of their obligations under the contractual terms of the securities; the estimated performance of the underlying collateral; the evaluation of the fundamentals of the issuers’ financial condition; and the estimated support from the monoline insurers under the contractual terms of insurance. Management has not made a decision to sell such securities at December 31, 2010. Management has also concluded that it is more likely than not that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. Based on factors outlined above, the FHLBNY believes that the remaining securities classified as held-to-maturity were not other-than-temporarily impaired as of December 31, 2010.
However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market and spreads return to levels that reflect underlying credit characteristics, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, additional OTTI may be recognized in future periods.
OTTI Year ended December 31, 2009 — Beginning with the third quarter of 2009 and at December 31, 2009, the FHLBNY cash flow tested 100 percent of its private-label MBS to identify credit impairment. Certain uninsured bonds were also determined to be credit impaired based on cash flow shortfall in the earlier interim periods of 2009. In many instances, the FHLBNY’s cash flow analysis observed additional credit impairment also referred to as credit re-impairments. Observed historical performance parameters of certain securities had deteriorated in 2009, and these factors had increased loss severities in the cash flow analyses of those private-label MBS. Credit related OTTI charged to earnings was $20.8 million, and the non-credit charge to AOCI was $120.1 million.
The tables provide summary analysis of the securities that were deemed OTTI in the fourth quarter of 2009 and cumulatively through December 31, 2009 (in thousands):

	Quarter ended December 31, 2009
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI
Security		Fair		Fair		Fair	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss

HEL Subprime*	$—	$—	$89,092	$53,027	$20,118	$12,874	$(6,540)	$(16,212)

Total	$—	$—	$89,092	$53,027	$20,118	$12,874	$(6,540)	$(16,212)

*	HEL Subprime — MBS supported by home equity loans.

	Year ended December 31, 2009
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI
Security		Fair		Fair		Fair	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss

RMBS-Prime*	$—	$—	$—	$—	$54,295	$51,715	$(438)	$(2,766)
HEL Subprime*	34,425	17,161	198,532	127,470	80,774	53,783	(20,378)	(117,330)

Total	$34,425	$17,161	$198,532	$127,470	$135,069	$105,498	$(20,816)	$(120,096)

*	RMBS-Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.

The following table provides rollforward information of the credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities for which a significant portion of the OTTI (non-credit component) was recognized in AOCI (in thousands):

	December 31,
	2010	2009
Beginning balance	$20,816	$—

Additions to the credit component for OTTI loss not previously recognized	176	20,816
Additional credit losses for which an OTTI charge was previously recognized	8,146	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	—	—

Ending balance	$29,138	$20,816

OTTI Year ended December 31, 2008 - The Bank did not experience any OTTI during 2008. At December 31, 2008, the FHLBNY’s screening and monitoring process, which included pricing, credit rating and credit enhancement coverage, had identified 21 private-label MBS with weak performance measures indicating the possibility of OTTI. Bonds selected through the screening process were cash flow tested for credit impairment. Fourteen of the securities were determined to be impaired absent bond insurer support to meet scheduled cash flows in the future. Based on financial analysis of the bond insurers at December 31, 2008, it was determined that Ambac Assurance Corp. (“Ambac”) and MBIA Insurance Corp. (“MBIA”) had the ability to meet future claims, and the 14 bonds were determined to be credit-protected by the two insurers, and no OTTI charge was deemed necessary. The remaining securities were considered to be only temporarily impaired based on cash flow analysis at December 31, 2008.
Key Base Assumptions
The table below summarizes the weighted average and range of Key Base Assumptions ** for securities determined to be OTTI in 2010:

	Key Base Assumption — OTTI Securities Life-to-Date
	CDR		CPR		Loss Severity %
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime	2.0-3.6	2.3	7.1-14.0	12.6	40.0-65.1	45.2
HEL Subprime	4.3-16.8	7.6	2.0-10.2	5.0	52.2-100.0	84.9
RMBS Prime — Private-label MBS supported by prime residential loans; HEL Subprime — MBS supported by home equity loans.
The table below summarizes the weighted average and range of Key Base Assumptions for all private-label MBS at December 31, 2010, including those deemed OTTI:

	Key Base Assumption — All PLMBS at Quarter End
	CDR		CPR		Loss Severity %
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime	1.0-2.0	1.4	7.1-40.6	24.3	30.0-48.6	34.9
Alt-A	1.0-7.9	3.5	2.0-16.9	4.7	30.0-30.0	30.0
HEL Subprime	1.0-7.9	4.0	2.0-11.3	4.5	30.0-100.0	68.8

**	Conditional Prepayment Rate (CPR): 1- ((1-SMM)^12) where, SMM is defined as the “Single Monthly Mortality (SMM)” = (Voluntary partial and full prepayments + repurchases + Liquidated Balances)/(Beginning Principal Balance — Scheduled Principal). Voluntary prepayment excludes the liquidated balances mentioned above.

**	Conditional Default Rate (CDR): 1- ((1-MDR)^12) where, MDR is defined as the “Monthly Default Rate (MDR)” = (Beginning Principal Balance of Liquidated Loans)/(Total Beginning Principal Balance).

**	Loss Severity (Principal and interest in the current period) = Sum (Total Realized Loss Amount)/Sum (Beginning Principal and interest Balance of Liquidated Loans).

**	If the present value of cash flows expected to be collected (discounted at the security’s effective yield) is less than the amortized cost basis of the security, other-than-temporary impairment is considered to have occurred because the entire amortized cost basis of the security will not be recovered. The Bank considers whether or not it will recover the entire amortized cost of the security by comparing the present value of the cash flows expected to be collected from the security (discounted at the security’s effective yield) with the amortized cost basis of the security.
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
Based on the methodology, the Bank has classified FSA (name changed in 2009 to Assured Guaranty Municipal Corp.) as adequate, and MBIA and Ambac as “at risk”. As of December 31, 2010, MBIA and Assured Guaranty Municipal “AGM” were performing under the terms of their contractual agreements with respect to the FHLBNY’s insured bonds. As discussed previously, Ambac has suspended payments under regulatory orders, and the FHLBNY believes the suspension is temporary. However, estimation of an insurer’s financial strength to remain viable over a long time horizon requires significant judgment and assumptions. Predicting when the insurers may no longer have the ability to perform under their contractual agreements, then comparing the timing and amounts of cash flow shortfalls of securities that are credit impaired to when insurer protection may not be available, and determining credit impairment requires significant judgment.
The monoline analysis methodology resulted in the following “Burnout Period” time horizon dates for Ambac and MBIA:

	Burnout Period
	Ambac	MBIA
December 31, 2010
Burnout period (months)	—	6
Coverage ignore date	12/31/2010	6/30/2011

September 30, 2010
Burnout period (months)	—	9
Coverage ignore date	9/30/2010	6/30/2011

June 30, 2010
Burnout period (months)	—	12
Coverage ignore date	6/30/2010	6/30/2011

March 31, 2010
Burnout period (months)	—	15
Coverage ignore date	3/31/2010	6/30/2011

Note 6. Available-for-Sale Securities.
Major Security types — The unamortized cost, gross unrealized gains, losses, and the fair value1 of investments classified as available-for-sale were as follows (in thousands):

	December 31, 2010
			Gross	Gross
	Amortized	OTTI	Unrealized	Unrealized	Fair
	Cost	in OCI	Gains	Losses	Value

Cash equivalents	$120	$—	$—	$—	$120
Equity funds	6,715	—	182	(651)	6,246
Fixed income funds	3,374	—	207	—	3,581
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	3,906,932	—	26,588	(3,157)	3,930,363
CMBS-Floating	49,976	—	—	(204)	49,772

Total	$3,967,117	$—	$26,977	$(4,012)	$3,990,082

	December 31, 2009
			Gross	Gross
	Amortized	OTTI	Unrealized	Unrealized	Fair
	Cost	in OCI	Gains	Losses	Value

Cash equivalents	$1,230	$—	$—	$—	$1,230
Equity funds	8,995	—	57	(1,561)	7,491
Fixed income funds	3,672	—	196	—	3,868
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	2,242,665	—	6,937	(9,038)	2,240,564
CMBS-Floating	—	—	—	—	—

Total	$2,256,562	$—	$7,190	$(10,599)	$2,253,153

[1]	The carrying value of Available-for-sale securities equals fair value.
Unrealized Losses — MBS classified as available-for-sale securities (in thousands):

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS — Other US Obligations
Ginnie Mae- CMOs	$71,922	$(192)	$—	$—	$71,922	$(192)
MBS-GSE
Fannie Mae-CMOs	374,535	(1,267)	—	—	374,535	(1,267)
Fannie Mae-CMBS	49,772	(204)	—	—	49,772	(204)
Freddie Mac-CMOs	368,652	(1,698)	—	—	368,652	(1,698)

Total MBS-GSE	792,959	(3,169)	—	—	792,959	(3,169)

Total Temporarily Impaired	$864,881	$(3,361)	$—	$—	$864,881	$(3,361)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMOs	$—	$—	$1,006,860	$(6,394)	$1,006,860	$(6,394)
Freddie Mac-CMOs	—	—	662,237	(2,644)	662,237	(2,644)

Total MBS-GSE	—	—	1,669,097	(9,038)	1,669,097	(9,038)

Total Temporarily Impaired	$—	$—	$1,669,097	$(9,038)	$1,669,097	$(9,038)

Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, previous OTTI recognized in earnings and/or fair value hedge accounting adjustments. There were no AFS securities determined to be OTTI at December 31, 2010 or 2009. No AFS securities were hedged at December 31, 2010 and 2009. Accretion of discounts recorded to income were $7.5 million, $5.2 million and $3.8 million for the years ended December 31, 2010, 2009 and 2008.
Management of the FHLBNY has concluded that gross unrealized losses at December 31, 2010 and 2009, as summarized in the table above, were caused by interest rate changes, credit spreads widening and reduced liquidity in the applicable markets. The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis above represent temporary impairment.

Impairment analysis on Available-for-sale securities — The Bank’s portfolio of mortgage-backed securities classified as available-for-sale (“AFS”) is comprised entirely of GSE issued collateralized mortgage obligations which are “pass through” securities. The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities. Based on the Bank’s analysis, GSE securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. The U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE issued securities given the current levels of collateral, credit enhancements, and guarantees that exist to protect the investments. Management has not made a decision to sell such securities at December 31, 2010 or subsequently. Management also concluded that it is more likely than not that it will not be required to sell such securities before recovery of the amortized cost basis of the security. The FHLBNY believes that these securities were not other-than-temporarily impaired as of December 31, 2010 or 2009.
The Bank has established certain grantor trusts to fund current and future payments for its employee supplemental pension plans and investment in the trusts are classified as available-for-sale. The grantor trusts invest in money market, equity and fixed-income and bond funds. Investments in equity and fixed-income funds are redeemable at short notice, and realized gains and losses from investments in the funds were not significant. No available-for-sale-securities had been pledged at December 31, 2010 or 2009.
Redemption terms
The amortized cost and estimated fair value1 of investments classified as available-for-sale, by contractual maturity, were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost Basis	Value	Cost Basis	Value
Mortgage-backed securities
GSE/U.S. agency issued CMO
Due after ten years	$3,906,932	$3,930,363	$2,242,665	$2,240,564

GSE/U.S. agency issued CMBS
Due after five years through ten years	49,976	49,772	—	—
Fixed income funds, equity funds and cash equivalents*	10,209	9,947	13,897	12,589

Total	$3,967,117	$3,990,082	$2,256,562	$2,253,153

*	Determined to be redeemable at anytime.

[1]	The carrying value of Available-for-sale securities equals fair value.
Interest rate payment terms
The following table summarizes interest rate payment terms of investments classified as available-for-sale securities (in thousands):

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Mortgage pass-throughs-GSE/U.S. agency issued
Variable-rate*	$3,906,932	$3,930,363	$2,242,665	$2,240,564
Variable-rate CMBS*	49,976	49,772	—	—
Fixed-rate	—	—	—	—

	3,956,908	3,980,135	2,242,665	2,240,564

Fixed income funds, equity funds and cash equivalents	10,209	9,947	13,897	12,589

Total	$3,967,117	$3,990,082	$2,256,562	$2,253,153

*	LIBOR Indexed

Note 7. Advances.
Redemption terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31, 2010			December 31, 2009
		Weighted [2]			Weighted [2]
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$196	1.15%	—%	$2,022	1.20%	—%
Due in one year or less	16,872,651	1.77	21.94	24,128,022	2.07	26.59
Due after one year through two years	9,488,116	2.81	12.33	10,819,349	2.73	11.92
Due after two years through three years	7,221,496	2.94	9.39	10,069,555	2.91	11.10
Due after three years through four years	5,004,502	2.69	6.50	5,804,448	3.32	6.40
Due after four years through five years	6,832,709	2.93	8.88	3,364,706	3.19	3.71
Due after five years through six years	9,590,448	4.32	12.46	2,807,329	3.91	3.09
Thereafter	21,929,421	3.68	28.50	33,742,269	3.78	37.19

Total par value	76,939,539	3.03%	100.00%	90,737,700	3.06%	100.00%

Discount on AHP advances [1]	(42)			(260)
Hedging adjustments	4,260,839			3,611,311

Total	$81,200,336			$94,348,751

[1]	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Interest rates on AHP advances ranged from 1.25% to 3.50% at December 31, 2010 and 1.25% to 4.00% at December 31, 2009.

[2]	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
Impact of putable advances on advance maturities
The Bank offers fixed-rate advances also with a put option feature (“putable advance”). With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance, which is normally exercised when interest rates have increased from those prevailing at the time the advance was made. When the Bank exercises the put option, it will offer to extend additional credit to members at the then prevailing market rates and terms. Typically, the Bank will hedge putable advances with cancellable interest rate swaps with matching terms and will sell the exercise option that will allow swap counterparties to terminate the swaps at the same predetermined exercise dates as the advances. As of December 31, 2010 and 2009, the Bank had putable advances outstanding totaling $34.7 billion and $41.4 billion, representing 45.0% and 45.6% of par amounts of advances outstanding at those dates.
The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that is controlled by the FHLBNY, and put dates are summarized into similar maturity tenors as the previous table that summarizes advances by contractual maturities (dollars in thousands):

	December 31, 2010		December 31, 2009
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Overdrawn demand deposit accounts	$196	—%	$2,022	—%
Due or putable\callable in one year or less[1]	49,443,712	64.26	56,978,134	62.79
Due or putable after one year through two years	8,889,867	11.55	14,082,199	15.52
Due or putable after two years through three years	6,959,596	9.05	8,991,805	9.91
Due or putable after three years through four years	4,744,502	6.17	5,374,048	5.92
Due or putable after four years through five years	4,145,209	5.39	2,826,206	3.12
Due or putable after five years through six years	815,948	1.06	158,329	0.18
Thereafter	1,940,509	2.52	2,324,957	2.56

Total par value	76,939,539	100.00%	90,737,700	100.00%

Discount on AHP advances	(42)		(260)
Hedging adjustments	4,260,839		3,611,311

Total	$81,200,336		$94,348,751

[1]	Due or putable in one year or less includes two callable advances.

Monitoring and evaluating credit losses
Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. In addition, the FHLBNY is permitted, but not required, to accept collateral in the form of small business or agricultural loans (“expanded collateral”) from Community Financial Institutions (“CFIs”). CFIs are defined in the Housing Act as those institutions that have, as of the date of the transaction at issue, less than $1,029 million in average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the Consumer Price Index). It is the FHLBNY’s policy not to accept such expanded collateral for advances. Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances. As of December 31, 2010, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:
(1)	Allows a member to retain possession of the collateral assigned to the FHLBNY, if the member executes a written security agreement and agrees to hold such collateral for the benefit of the FHLBNY; or
(2)	Requires the member specifically to assign or place physical possession of such collateral with the FHLBNY or its safekeeping agent.
Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member to the FHLBNY priority over the claims or rights of any other party. The two exceptions are claims that would be entitled to priority under otherwise applicable law or perfected security interests. All member obligations with the Bank were fully collateralized throughout their entire term. The total of collateral pledged to the Bank includes excess collateral pledged above the Bank’s minimum collateral requirements. However, a “Maximum Lendable Value” is established to ensure that the Bank has sufficient eligible collateral securing credit extensions. The Maximum Lendable Values range from 90 percent to 70 percent for mortgage collateral and is applied to the lesser of book or market value. For securities, it ranges from 97 percent to 67 percent and is applied to the market value. There are not any Maximum Lendable Value ranges for deposit collateral pledged. It is common for members to maintain excess collateral positions with the Bank for future liquidity needs. Based on several factors (e.g. advance type, collateral type or member financial condition) members are required to comply with specified collateral requirements, including but not limited to a detailed listing of pledged mortgage collateral and/or delivery of pledged collateral to the Bank or its designated collateral custodian(s). For example, all pledged securities collateral must be delivered to the Bank’s nominee name at Citibank, N.A., its securities safekeeping custodian. Mortgage collateral that is required to be in the Bank’s possession is typically delivered to the Bank’s Jersey City, New Jersey facility. However, in certain instances, delivery to a Bank approved custodian may be allowed. In both instances, the members provide periodic listings updating the information of the mortgage collateral in possession.
Collateral received. As of December 31, 2010 and 2009, members had pledged a total of $147.8 billion and $163.3 billion. At a minimum, each member pledged sufficient collateral to adequately collateralize their outstanding obligations with the Bank. At December 31, 2010 and 2009, $48.6 billion and $57.7 billion of collateral were in the Bank’s physical possession or that of its safekeeping agent(s); $99.3 billion and $105.7 billion were specifically listed. Under this collateralization arrangement, the member holds or had engaged a third party custodian for physical possession of specific collateral pledged to the FHLBNY. Member borrowers regardless of assigned collateral category provide listings of loans pledged to the Bank with detailed information such as loan amount, payments, maturity date, interest rate, loan-to-value, collateral type, FICO scores, etc.
In addition, the FHLBNY has a lien on each member’s investment in the capital stock of the FHLBNY.
Credit Risk. The FHLBNY has never experienced a credit loss on an advance. The management of the Bank has policies and procedures in place to appropriately manage credit risk. There were no past due advances and all advances were current for each of the periods ended December 31, 2010 and 2009. Management does not anticipate any credit losses, and accordingly, the Bank has not provided an allowance for credit losses on advances. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and insurance companies.
Concentration of advances outstanding. Advances to the FHLBNY’s top ten borrowing member institutions aggregated $54.1 billion and $59.5 billion as of December 31, 2010 and 2009, representing 70.3% and 65.6% of the par amounts of advances outstanding. The FHLBNY held sufficient collateral to cover the advances to all of these institutions, and it does not expect to incur any credit losses.
Interest Rate Payment Terms
The following table summarizes interest rate payment terms for advances (dollars in thousands):

	December 31, 2010		December 31, 2009
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate	$68,818,343	89.44%	$76,634,828	84.46%
Variable-rate	8,121,000	10.56	13,730,850	15.13
Variable-rate capped	—	—	370,000	0.41
Overdrawn demand deposit accounts	196	—	2,022	—

Total par value	76,939,539	100.00%	90,737,700	100.00%

Discount on AHP Advances	(42)		(260)
Hedging basis adjustments	4,260,839		3,611,311

Total	$81,200,336		$94,348,751

Variable-rate advances were mainly indexed to the London Interbank Offered Rate (“LIBOR”) or the Federal funds effective rate.

Note 8. Mortgage Loans Held-for-Portfolio.
Mortgage Partnership Finance program loans, or (MPF), constitute the majority of the mortgage loans held-for-portfolio. The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from its participating financial institutions (“PFIs”). The members retain servicing rights and may credit-enhance the portion of the loans participated to the FHLBNY. No intermediary trust is involved.
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31, 2010		December 31, 2009
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Real Estate:
Fixed medium-term single-family mortgages	$342,081	27.05%	$388,072	29.43%
Fixed long-term single-family mortgages	918,741	72.65	926,856	70.27
Multi-family mortgages	3,799	0.30	3,908	0.30

Total par value	1,264,621	100.00%	1,318,836	100.00%

Unamortized premiums	11,333		9,095
Unamortized discounts	(4,357)		(5,425)
Basis adjustment [1]	(33)		(461)

Total mortgage loans held-for-portfolio	1,271,564		1,322,045
Allowance for credit losses	(5,760)		(4,498)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,265,804		$1,317,547

[1]	Represents fair value basis of open and closed delivery commitments.
The estimated fair values of the mortgage loans as of December 31, 2010 and 2009 are reported in Loans insured by the Federal Housing Administration and Veteran Administration were $5.6 million and $6.0 million at December 31, 2010 and 2009. Conventional mortgages constituted the remaining balance of mortgage loans held-for-portfolio.
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers (See Note 1 — Significant Accounting Policies and Estimates). The first layer is typically 100 basis points but varies with the particular MPF program. The amount of the first layer, or First Loss Account (“FLA”), was estimated as $12.0 million and $13.9 million at December 31, 2010 and 2009. The FLA is not recorded or reported as a reserve for loan losses as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued were $1.4 million for the year ended December 31, 2010, $1.6 million for year ended December 31, 2009, and $1.7 million for the years ended December 31, 2008, and reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.
Allowance methodology for loan losses. The Bank performs periodic reviews of individual impaired mortgage loans within the MPF loan portfolio to identify the potential for losses inherent in the portfolio and to determine the likelihood of collection of the principal and interest. Mortgage loans that are past due 90 days or more or classified under regulatory criteria (Sub-standard, doubtful or Loss) are evaluated separately on a loan level basis for impairment. The FHLBNY bases its provision for credit losses on its estimate of probable credit losses inherent in the impaired MPF loan. The FHLBNY computes the provision for credit losses without considering the private mortgage insurance and other accompanying credit enhancement features (except the “First Loss Account”) to provide credit assurance to the FHLBNY. If adversely classified, or past due 90 days or more, reserves for conventional mortgage loans, except FHA- and VA-insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses are fully reserved.
When a loan is foreclosed and the Bank takes possession of real estate, the Bank will charge to the loan loss reserve account any excess of the carrying value of the loan over the net realizable value of the foreclosed loan.
FHA- and VA- insured mortgage loans have minimal inherent credit risk; risk of such loans generally arises from servicers defaulting on their obligations, if adversely classified, the FHLBNY will have reserves established only in the event of a default of a PFI. Reserves would be based on the estimated costs to recover any uninsured portion of the MPF loan.
Classes of the MPF loan portfolio would be subject to disaggregation to the extent that it is needed to understand the exposure to credit risk arising from these loans. The FHLBNY has determined that no further disaggregation of portfolio segments is needed, other than the methodology discussed above. The FHLBNY does not evaluate MPF loans collectively.
Allowance for loan losses have been recorded against the uninsured MPF loans. All other types of mortgage-loans were insignificant and no allowances were necessary.

Allowance for loan losses
The following provides roll-forward analysis of the allowance for credit losses (in thousands):

	Years ended December 31,
	2010	2009	2008

Beginning balance	$4,498	$1,406	$633
Charge-offs	(223)	(16)	—
Recoveries	76	—	—
Provision for credit losses on mortgage loans	1,409	3,108	773

Ending balance	$5,760	$4,498	$1,406

Non-performing loans
As of December 31, 2010 and 2009, the FHLBNY had $26.8 million and $16.0 million of non-accrual loans. Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements. As of December 31, 2010 and 2009, the FHLBNY had no investment in impaired mortgage loans, other than the non-accrual loans.
The following table contrasts Non-performing loans and 90 — day past due loans1 to total mortgage (in thousands):

	December 31,
	2010	2009

Mortgage loans, net of provisions for credit losses	$1,265,804	$1,317,547

Non-performing mortgage loans	$26,781	$16,007

Insured MPF loans past due 90 days or more and still accruing interest	$574	$570

[1]	Includes loans classified as sub-standard, doubtful or loss under regulatory criteria.

The following table summarizes the recorded investment, the unpaid principal balance and related allowance for impaired loans (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

	December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Conventional MPF Loans[1]	$5,876	$5,856	$—	$4,867	$—
Insured Loans	—	—	—	—	—

	$5,876	$5,856	$—	$4,867	$—

With an allowance:
Conventional MPF Loans[1]	$20,909	$20,925	$5,760	$18,402	$—
Insured Loans	—	—	—	—	—

	$20,909	$20,925	$5,760	$18,402	$—

Total:
Conventional MPF Loans[1]	$26,785	$26,781	$5,760	$23,269	$—
Insured Loans	—	—	—	—	—

	$26,785	$26,781	$5,760	$23,269	$—

	December 31, 2009
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Conventional MPF Loans[1]	$3,222	$3,211	$—	$2,277	$—
Insured Loans	—	—	—	—	—

	$3,222	$3,211	$—	$2,277	$—

With an allowance:
Conventional MPF Loans[1]	$12,786	$12,796	$4,498	$9,433	$—
Insured Loans	—	—	—	—	—

	$12,786	$12,796	$4,498	$9,433	$—

Total:
Conventional MPF Loans[1]	$16,008	$16,007	$4,498	$11,710	$—
Insured Loans	—	—	—	—	—

	$16,008	$16,007	$4,498	$11,710	$—

[1]	Based on analysis of the nature of risks of the Bank’s investments in MPF loans, including its methodologies for identifying and measuring impairment, the management of the FHLBNY has determined that presenting such loans as a single class is appropriate.
Mortgage loans — Interest on Non-performing loans
The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Years ended December 31,
	2010	2009	2008

Interest contractually due [1]	$1,254	$714	$168
Interest actually received	1,171	626	146

Shortfall	$83	$88	$22

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.
Recorded investments in MPF loans that were past due loans and real-estate owned are summarized below (in thousands):

	December 31, 2010		December 31, 2009
	Conventional	Insured	Conventional	Insured
	MPF Loans	Loans	MPF Loans	Loans
Past due 30 - 59 days*	$19,484	$764	$25,319	$913
Past due 60 - 89 days*	6,350	204	7,675	362
Past due 90 days or more*	12,493	289	7,953	300

	$38,327	$1,257	$40,947	$1,575

Loans in process of foreclosure	$14,612	$285	$8,515	$271

Real estate owned inventory	$600		$1,126

*	Does not include loans in foreclosure

Loss Allocation
Credit losses on conventional MPF Loans not absorbed by the borrower’s equity in the mortgaged property, property insurance or primary mortgage insurance are allocated between the FHLBNY and PFI as follows:
First, to the FHLBNY, up to an agreed upon amount, called a First Loss Account.
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
MPF 100 and MPF 125. The FLA is equal to 1.00% (100 basis points) of the aggregate principal balance of the MPF Loans funded under the Master Commitment. Once the Master Commitment is fully funded, the FLA is intended to cover expected losses on that Master Commitment, although the FHLBNY may economically recover a portion of losses incurred under the FLA by withholding performance CE Fees payable to the PFI.
MPF Plus. The FLA is equal to an agreed upon number of basis points of the aggregate principal balance of the MPF Loans funded under the Master Commitment that is not less than the amount of expected losses on the Master Commitment. Once the Master Commitment is fully funded, the FLA is intended to cover expected losses on that Master Commitment, although the FHLBNY may economically recover a portion of losses incurred under the FLA by withholding performance CE Fees payable to the PFI.
Second, to the PFI under its credit enhancement obligation, losses for each Master Commitment in excess of the FLA, if any, up to the CE Amount. The CE Amount may consist of a direct liability of the PFI to pay credit losses up to a specified amount, a contractual obligation of the PFI to provide SMI or a combination of both.
Third, any remaining unallocated losses are absorbed by the MPF Bank.
With respect to participation interests, MPF Loan losses allocable to the FHLBNY are allocated amongst the participating MPF Banks pro ratably based upon their respective participation interests in the related Master Commitment.

Note 9. Deposits.
The FHLBNY accepts demand, overnight and term deposits from its members. A member that services mortgage loans may deposit in the FHLBNY funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.
The following table summarizes term deposits (in thousands):

	December 31,
	2010	2009

Due in one year or less	$42,700	$7,200

Total term deposits	$42,700	$7,200

Note 10. Borrowings.
Securities sold under agreements to repurchase
The FHLBNY did not have any securities sold under agreement to repurchase as of December 31, 2010 or 2009. Terms, amounts and outstanding balances of borrowings from other Federal Home Loan Banks are described under Note 21 — Related Party Transactions.
Note 11. Consolidated Obligations.
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
Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks. The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $0.8 trillion and $0.9 trillion as of December 31, 2010 and 2009.
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
The FHLBNY met the qualifying unpledged asset requirements in each of the years reported as follows:

	Decenber 31,
	2010	2009

Percentage of unpledged qualifying assets to consolidated obligations	110%	109%

To provide the holders of consolidated obligations issued before January 29, 1993 (prior bondholders) with the protection equivalent to that provided under the FHLBanks’ previous leverage limit of twelve times the FHLBanks’ capital stock, prior bondholders have a claim on the qualifying assets [Special Asset Account (SAA)] if capital stock is less than 8.33% of consolidated obligations. As of December 31, 2010 and 2009, the combined FHLBanks’ capital stock was 6.1% and 5.7% of the par value of consolidated obligations outstanding, and the SAA balance was approximately $3 thousand and $5 thousand at December 31, 2010 and 2009. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders, if its capital-to-assets ratio falls below 2.0%. No transfer has been made because the ratio has never been below 2.0%.

General Terms
FHLBank consolidated obligations are issued with either fixed- or variable-rate coupon payment terms that use a variety of indices for interest rate resets. These indices include the London Interbank Offered Rate (“LIBOR”), Constant Maturity Treasury (“CMT”), 11th District Cost of Funds Index (“COFI”), and others. At December 31, 2010 and 2009, variable-rate consolidated obligation coupons issued for the FHLBNY were primarily indexed to LIBOR and the Federal funds rate.
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
The following summarizes consolidated obligations issued by the FHLBNY and outstanding at December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009

Consolidated obligation bonds-amortized cost	$71,114,070	$73,436,939
Fair value basis adjustments	622,593	572,537
Fair value basis on terminated hedges	501	2,761
FVO- valuation adjustments and accrued interest	5,463	(4,259)

Total Consolidated obligation-bonds	$71,742,627	$74,007,978

Discount notes-amortized cost	$19,388,317	$30,827,639
FVO-valuation adjustments and remaining accretion	3,135	—

Total Consolidated obligation-discount notes	$19,391,452	$30,827,639

Redemption Terms of consolidated obligation bonds
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	December 31, 2010			December 31, 2009
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate [1]	of Total	Amount	Rate [1]	of Total

One year or less	$33,302,200	0.91%	46.91%	$40,896,550	1.34%	55.75%
Over one year through two years	17,037,375	1.12	24.00	15,912,200	1.69	21.69
Over two years through three years	9,529,950	2.21	13.43	7,518,575	2.28	10.25
Over three years through four years	3,689,355	2.82	5.20	3,961,250	3.49	5.40
Over four years through five years	4,001,400	2.36	5.64	2,130,300	4.27	2.90
Over five years through six years	462,500	3.34	0.65	644,350	5.15	0.88
Thereafter	2,959,200	4.04	4.17	2,294,700	5.06	3.13

	70,981,980	1.46%	100.00%	73,357,925	1.87%	100.00%

Bond premiums	163,830			112,866
Bond discounts	(31,740)			(33,852)
Fair value basis adjustments	622,593			572,537
Fair value basis adjustments on terminated hedges	501			2,761
FVO-valuation adjustments and accrued interest	5,463			(4,259)

	$71,742,627			$74,007,978

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps. The weighted average coupon of bonds outstanding at December 31, 2010 and December 31, 2009 represent contractual coupons payable to investors.
Amortization of bond premiums and discounts resulted in net reduction of interest expense of $32.8 million, $29.9 million and $14.1 million in 2010, 2009 and 2008. Amortization of basis adjustments from terminated hedges totaled $7.2 million, $7.0 million and $5.9 million, and were recorded as an expense in 2010, 2009 and 2008.

Debt extinguished
During 2010 and 2009, the FHLBNY retired $300.5 million and $500.0 million of consolidated obligation bonds at a cost that exceeded book value by $2.1 million and $69.5 thousand, which were recorded as a loss. The bonds retired were generally associated with the prepayment of advances for which prepayment fees were received. During the year ended December 31, 2008, the FHLBNY did not retire any consolidated bonds.
Transfers of consolidated bonds to other FHLBanks
The Bank may transfer certain bonds at negotiated market rates to other FHLBanks to meet the FHLBNY’s asset and liability management objectives. During 2010, the bank assumed debt from another FHLBank totaling $193.9 million (par amounts). There were no transfers in 2009. Also see Note 21 — Related Party Transactions for more information.
Impact of callable bonds on consolidated bond maturities
The Bank issues callable bonds to investors. With a callable bond, the Bank purchases an option from the investor that allows the Bank to terminate the consolidated obligation bond at pre-determined option exercise dates, which are normally exercised when interest rates have decreased from those prevailing at the time the bonds were issued. Typically, the Bank will hedge callable bonds with cancellable interest rate swaps with matching terms and will sell the exercise option that will allow swap counterparties to terminate the swaps at the same predetermined exercise dates as the bonds. As of December 31, 2010 and 2009, the Bank had callable bonds totaling $11.5 billion and $11.7 billion, representing 16.3% and 15.9% of par amounts of consolidated bonds outstanding at those dates.
The following summarizes bonds outstanding by year of maturity or next call date (dollars in thousands):

	December 31, 2010		December 31, 2009
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Year of Maturity or next call date
Due or callable in one year or less	$40,228,200	56.67%	$50,481,350	68.82%
Due or callable after one year through two years	15,671,375	22.08	11,352,200	15.48
Due or callable after two years through three years	7,209,950	10.16	4,073,575	5.55
Due or callable after three years through four years	2,649,355	3.73	3,606,250	4.91
Due or callable after four years through five years	2,926,400	4.12	1,325,800	1.81
Due or callable after five years through six years	227,500	0.32	529,050	0.72
Thereafter	2,069,200	2.92	1,989,700	2.71

	70,981,980	100.00%	73,357,925	100.00%

Bond premiums	163,830		112,866
Bond discounts	(31,740)		(33,852)
Fair value basis adjustments	622,593		572,537
Fair value basis adjustments on terminated hedges	501		2,761
Fair value option valuation adjustments and accrued interest	5,463		(4,259)

	$71,742,627		$74,007,978

Callable and non-callable consolidated obligation bonds
The FHLBNY uses fixed-rate callable debt to finance callable advances and mortgage-backed securities. Simultaneous with the debt issuance, the FHLBNY may also execute a cancellable interest-rate swap (in which the FHLBNY pays variable and receives fixed) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The combined sold callable swap and callable debt allows the Bank to provide members attractively priced, fixed-rate advances (in thousands):

	December 31,
	2010	2009

Non-callable	$59,435,980	$61,678,125
Callable	11,546,000	11,679,800

Total par value	$70,981,980	$73,357,925

Interest rate payment terms
The following summarizes types of bonds issued and outstanding (in thousands).

	December 31, 2010		December 31, 2009
		Percentage of		Percentage of
	Amount	Total	Amount	Total

Fixed-rate, non-callable	$43,307,980	61.01%	$48,647,625	66.31%
Fixed-rate, callable	8,821,000	12.43	8,374,800	11.42
Step Up, non-callable	—	—	53,000	0.07
Step Up, callable	2,725,000	3.84	3,305,000	4.51
Single-index floating rate	16,128,000	22.72	12,977,500	17.69

Total par value	70,981,980	100.00%	73,357,925	100.00%

Bond premiums	163,830		112,866
Bond discounts	(31,740)		(33,852)
Fair value basis adjustments	622,593		572,537
Fair value basis adjustments on terminated hedges	501		2,761
Fair value option valuation adjustments and accrued interest	5,463		(4,259)

Total bonds	$71,742,627		$74,007,978

Discount Notes
Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding consolidated discount notes were as follows (dollars in thousands):

	December 31,
	2010	2009

Par value	$19,394,503	$30,838,104

Amortized cost	$19,388,317	$30,827,639
Fair value option valuation adjustments	3,135	—

Total	$19,391,452	$30,827,639

Weighted average interest rate	0.16%	0.15%

Note 12. Mandatorily Redeemable Capital Stock.
Generally, the FHLBNY’s capital stock is redeemable at the option of either the member or the FHLBNY subject to certain conditions, and is subject to the provisions under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.
The FHLBNY is a cooperative whose member financial institutions own almost all of the FHLBNY’s capital stock. Member shares cannot be purchased or sold except between the Bank and its members at its $100 per share par value. Also, the FHLBNY does not have equity securities that trade in a public market. Future filings with the SEC will not be in anticipation of the sale of equity securities in a public market, as the FHLBNY is prohibited by law from doing so and is not controlled by an entity that has equity securities traded or contemplated to be traded in a public market. Therefore, the FHLBNY is a nonpublic entity based on the definition given in the accounting guidance for certain financial instruments with characteristics of both liabilities and equity. In addition, although the FHLBNY is a nonpublic entity, the FHLBanks issue consolidated obligations that are traded in the public market. Based on this factor, the FHLBNY complies with the provisions of the accounting guidance for certain financial instruments with characteristics of both liabilities and equity as a nonpublic SEC registrant.
In accordance with the accounting guidance for certain financial instruments with characteristics of both liabilities and equity, the FHLBNY generally reclassifies the stock subject to redemption from equity to a liability once a member: irrevocably exercises a written redemption right; gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Under such circumstances, the member shares will then meet the definition of a mandatorily redeemable financial instrument and are reclassified to a liability at fair value. Dividends on member shares are accrued and also classified as a liability in the Statements of Condition and reported as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments, once settled, is reflected as financing cash outflows in the Statements of Cash Flows. In compliance with the accounting guidance, dividends on mandatorily redeemable capital stock in the amounts of $4.3 million, $7.5 million and $9.0 million were recorded as interest expense for the years ended December 31, 2010, 2009 and 2008.
If a member cancels its notice of voluntary withdrawal, the FHLBNY will reclassify the mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

At December 31, 2010 and 2009, mandatorily redeemable capital stock of $63.2 million and $126.3 million were held by former members who had attained non-member status by virtue of being acquired by non-members. A small number of members had also become non-members by relocating their charters to outside the FHLBNY’s membership district.
Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	December 31,
	2010	2009

Redemption less than one year	$27,875	$102,453
Redemption from one year to less than three years	17,019	16,766
Redemption from three years to less than five years	2,035	2,118
Redemption after five years or greater	16,290	4,957

Total	$63,219	$126,294

Anticipated redemptions assume the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances. Commencing January 1, 2008, the Bank has exercised its discretionary authority provided under its Capital Plan to also redeem non-members’ membership stock.
Voluntary withdrawal from membership — As of December 31, 2010, no additional members had formally notified the Bank of their intent to withdraw from membership and voluntarily redeem their capital stock. There were five terminations from membership due to insolvency during 2010. As of December 31, 2009, one member had formally notified the Bank of its intent to withdraw from membership and voluntarily redeem its capital stock, and redemption requests for stock remained pending at December 31, 2010. Additionally, there was one termination due to insolvency from membership during 2009. These amounts were not significant.
Members acquired by non-members — Two members became non-members in 2010. When a member is acquired by a non-member, the FHLBNY reclassifies stock of the member to a liability on the day the member’s charter is dissolved. Under existing practice, the FHLBNY repurchases stock held by former members if such stock is considered “excess” and is no longer required to support outstanding advances. Membership stock held by former members is reviewed and repurchased annually.
The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	December 31,
	2010	2009	2008

Beginning balance	$126,294	$143,121	$238,596
Capital stock subject to mandatory redemption reclassified from equity	48,310	49,848	64,758
Redemption of mandatorily redeemable capital stock [1]	(111,385)	(66,675)	(160,233)

Ending balance	$63,219	$126,294	$143,121

Accrued interest payable	$950	$2,029	$1,260

[1]	Redemption includes repayment of excess stock. (The annualized accrual rates were 6.50%, 5.60%, and 3.50% for 2010, 2009 and 2008.)
Note 13. Affordable Housing Program and REFCORP.
The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of regulatory income. The FHLBNY charges the amount set aside for AHP to income and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies. If the result of the aggregate 10 percent calculation described above is less than $100 million for all twelve FHLBanks, then the FHLBank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of the twelve FHLBanks. There was no shortfall in 2010, 2009 or 2008. The FHLBNY had outstanding principal in AHP-related advances of $0.6 million and $2.1 million as of December 31, 2010 and 2009.
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
The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2010	2009	2008

Beginning balance	$144,489	$122,449	$119,052
Additions from current period’s assessments	31,095	64,251	29,783
Net disbursements for grants and programs	(37,219)	(42,211)	(26,386)

Ending balance	$138,365	$144,489	$122,449

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
Note 14. Capital.
The FHLBanks, including the FHLBNY, have a cooperative structure. To access FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement, as prescribed by the FHLBank Act and the FHLBNY Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY.
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

On December 12, 2007 the Finance Board (predecessor to the Finance Agency) approved amendments to the FHLBNY’s ‘s capital plan. The amendments allow the FHLBNY to recalculate the membership stock purchase requirement any time after 30 days subsequent to a merger. The amendments also permit the FHLBNY to use a zero mortgage asset base in performing the calculation, which recognizes the fact that the corporate entity that was once its member no longer exists. As a result of these amendments, the FHLBNY could determine that all of the membership stock formerly held by the member becomes excess stock, which would give the FHLBNY the discretion, but not the obligation, to repurchase that stock prior to the expiration of the five-year notice period.
Risk-based capital
The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	December 31, 2010		December 31, 2009
	Required [4]	Actual	Required [4]	Actual

Regulatory capital requirements:
Risk-based capital[1]	$538,917	$5,304,272	$606,716	$5,874,125
Total capital-to-asset ratio	4.00%	5.30%	4.00%	5.14%
Total capital[2]	$4,008,483	$5,310,032	$4,578,436	$5,878,623
Leverage ratio	5.00%	7.95%	5.00%	7.70%
Leverage capital[3]	$5,010,604	$7,962,168	$5,723,045	$8,815,685

[1]	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

[2]	Required “Total capital” is 4.0% of total assets. Actual “Total capital” is Actual “Risk-based capital” plus allowance for credit losses. Does not include reserves for the Lehman Brothers receivable which is a specific reserve.

[3]	Actual “Leverage capital” is Actual “Risk-based capital” times 1.5 plus allowance for loan losses.

[4]	Required minimum.
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
Note 15. Total Comprehensive Income.
Total comprehensive income is comprised of Net income and Accumulated other comprehensive income (loss) (“AOCI”), which includes unrealized gains and losses on available-for-sale securities, cash flow hedging activities, employee supplemental retirement plans, and the non-credit portion of OTTI on HTM securities. Changes in AOCI and total comprehensive income were as follows for each of the three years ended December 31, 2010 (in thousands):

		Non-credit	Reclassification			Accumulated
	Available-	OTTI on HTM	of Non-credit	Cash	Supplemental	Other		Total
	for-sale	Securities,	OTTI to	Flow	Retirement	Comprehensive	Net	Comprehensive
	Securities	Net of accretion	Net Income	Hedges	Plans	Income (Loss)	Income	Income

Balance, December 31, 2007	$(373)	$—	$—	$(30,215)	$(5,087)	$(35,675)

Net change	(64,047)	—	—	24	(1,463)	(65,486)	$259,060	$193,574

Balance, December 31, 2008	(64,420)	—	—	(30,191)	(6,550)	(101,161)

Net change	61,011	(113,562)	2,992	7,508	(1,327)	(43,378)	$570,755	$527,377

Balance, December 31, 2009	(3,409)	(113,562)	2,992	(22,683)	(7,877)	(144,539)

Net change	26,374	12,002	5,642	7,487	(3,650)	47,855	$275,525	$323,380

Balance, December 31, 2010	$22,965	$(101,560)	$8,634	$(15,196)	$(11,527)	$(96,684)

Note 16. Earnings Per Share of Capital.
The following table sets forth the computation of earnings per share (dollars in thousands except per share amounts):

	Years ended December 31,
	2010	2009	2008

Net income	$275,525	$570,755	$259,060

Net income available to stockholders	$275,525	$570,755	$259,060

Weighted average shares of capital	47,820	53,807	50,894
Less: Mandatorily redeemable capital stock	(826)	(1,371)	(1,664)

Average number of shares of capital used to calculate earnings per share	46,994	52,436	49,230

Net earnings per share of capital	$5.86	$10.88	$5.26

Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents.
Note 17. Employee Retirement Plans.
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
In addition, the Bank maintains a Benefit Equalization Plan (“BEP”) that restores defined benefits and contribution benefits to those employees who have had their qualified defined benefit and defined contribution benefits limited by IRS regulations. The contribution component of the BEP is a supplemental defined contribution plan. The plan’s liability consists of the accumulated compensation deferrals and accrued interest on the deferrals. The BEP is an unfunded plan. The Bank has established grantor trusts to meet future benefit obligations and current payments to beneficiaries in the supplemental pension plans. The Bank also offers a Retiree Medical Benefit Plan, which is a postretirement health benefit plan. There are no funded plan assets that have been designated to provide postretirement health benefits. The Board of Directors of the FHLBNY approved certain amendments to the Retiree Medical Benefit Plan effective as of January 1, 2008. The amendments did not have a material impact on reported results of operations or financial condition of the Bank.
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
Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses for the years ended (in thousands):

	Years ended December 31,
	2010	2009	2008

Defined Benefit Plan	$10,680	$5,506	$5,872
Benefit Equalization Plan (defined benefit)	2,281	2,059	1,878
Defined Contribution Plan and BEP Thrift	1,531	1,772	721
Postretirement Health Benefit Plan	1,138	1,017	990

Total retirement plan expenses	$15,630	$10,354	$9,461

In March 2011, the FHLBNY contributed $24.0 million to its Defined Benefit Plan as to eliminate a funding shortfall calculated by the DB Plan’s actuarial consultant as of July 2010. The DB Plan’s adjusted funding target attainment percentage (“AFTAP”) was 79.93% (80%) at July 1, 2010. The AFTAP equals DB Plan assets divided by plan liabilities. Under the Pension Protection Act of 2006 (“PPA”), if the AFTAP in any future year is less than 80%, then the DB Plan will be restricted in its ability to provided increased benefits and /or lump sum distributions. If the AFTAP in any future year is less than 60%, then benefit accruals will be frozen. The contribution to the DB Plan will be charged to Net income in the 2011 first quarter.

Benefit Equalization Plan (BEP)
The plan’s liability consisted of the accumulated compensation deferrals and accrued interest on the deferrals. There were no plan assets that have been designated for the BEP plan.
The accrued pension costs for the BEP plan were as follows (in thousands):

	December 31,
	2010	2009

Accumulated benefit obligation	$19,625	$16,103
Effect of future salary increases	5,070	3,289

Projected benefit obligation	24,695	19,392
Unrecognized prior service cost	314	380
Unrecognized net (loss)	(9,935)	(6,464)

Accrued pension cost	$15,074	$13,308

Components of the projected benefit obligation for the BEP plan were as follows (in thousands):

	December 31,
	2010	2009

Projected benefit obligation at the beginning of the year	$19,392	$17,422
Service	653	610
Interest	1,117	1,053
Benefits paid	(515)	(537)
Actuarial loss	4,048	844

Projected benefit obligation at the end of the year	$24,695	$19,392

The measurement date used to determine current period projected benefit obligation for the BEP plan was December 31, 2010.
Amounts recognized in the Statements of Condition for the BEP plan were as follows (in thousands):

	December 31,
	2010	2009

Unrecognized (gain)/loss	$9,935	$6,464
Prior service cost	(314)	(380)

Accumulated other comprehensive loss	$9,621	$6,084

Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2010	2009

Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	515	537
Benefits paid	(515)	(537)

Fair value of the plan assets at the end of the year	$—	$—

Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Service cost	$653	$610	$614
Interest cost	1,117	1,053	944
Amortization of unrecognized prior service cost	(67)	(143)	(143)
Amortization of unrecognized net loss	578	539	463

Net periodic benefit cost	$2,281	$2,059	$1,878

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2010	2009

Net loss (gain)	$4,048	$845
Prior service cost (benefit)	—	—
Amortization of net loss (gain)	(578)	(539)
Amortization of prior service cost (benefit)	67	143
Amortization of net obligation	—	—

Total recognized in other comprehensive income	$3,537	$449

Total recognized in net periodic benefit cost and other comprehensive income	$5,818	$2,508

The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

	December 31,
	2011	2010

Expected amortization of net (gain)/loss	$879	$578
Expected amortization of prior service cost/(credit)	$(53)	$(67)
Expected amortization of transition obligation/(asset)	$—	$—
Key assumptions and other information for the actuarial calculations to determine current year’s benefit obligations for the BEP plan were as follows (dollars in thousands):

	Years ended December 31,
	2010	2009	2008

Discount rate *	5.35%	5.87%	6.14%
Salary increases	5.50%	5.50%	5.50%
Amortization period (years)	8	8	8
Benefits paid during the year	$(515)	$(537)	$(392)

*	The discount rate was based on the Citigroup Pension Liability Index at December 31, 2010 and adjusted for duration.
Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments

2011	$1,006
2012	1,038
2013	1,086
2014	1,186
2015	1,225
2016-2020	7,306

Total	$12,847

The net periodic benefit cost for 2011 is expected to be $2.8 million (2010 was $2.3 million).
Postretirement Health Benefit Plan
The FHLBNY has a postretirement health benefit plan for retirees called the Retiree Medical Benefit Plan. Assumptions used in determining the accumulated postretirement benefit obligation (“APBO”) included a discount rate of 5.35%. At December 31, 2010, the effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $272.1 thousand and in APBO of $2.7 million. At December 31, 2009, the effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $255.2 thousand and in APBO of $2.4 million. At December 31, 2010, the effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $221.9 thousand and in APBO of $2.2 million. At December 31, 2009, the effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $208.4 thousand and in APBO of $2.0 million. Employees over the age of 55 are eligible provided they have completed ten years of service after age 45.

Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2010 and 2009 were (in thousands):

	December 31,
	2010	2009
Accumulated postretirement benefit obligation at the beginning of the year	$15,841	$14,357
Service cost	620	566
Interest cost	909	867
Actuarial loss	(267)	(628)
Benefits paid, net of participants’ contributions	(364)	(410)
Change in plan assumptions	(11)	1,089

Accumulated postretirement benefit obligation at the end of the year	16,728	15,841
Unrecognized net gain	—	—

Accrued postretirement benefit cost	$16,728	$15,841

Changes in postretirement health benefit plan assets were (in thousands):

	December 31,
	2010	2009
Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	364	410
Benefits paid, net of participants’ contributions and subsidy received	(364)	(410)

Fair value of plan assets at the end of the year	$—	$—

Amounts recognized in AOCI for the postretirement benefit obligation were (in thousands):

	December 31,
	2010	2009

Prior service cost/(credit)	$(2,105)	$(2,835)
Net loss/(gain)	4,011	4,628

Accrued pension cost	$1,906	$1,793

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the postretirement health benefit plan are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands);

	December 31,
	2011	2010

Expected amortization of net (gain)/loss	$266	$314
Expected amortization of prior service cost/(credit)	$(731)	$(731)
Expected amortization of transition obligation/(asset)	$—	$—
Components of the net periodic benefit cost for the postretirement health benefit plan were (in thousands):

	Years ended December 31,
	2010	2009	2008

Service cost (benefits attributed to service during the period)	$621	$566	$505
Interest cost on accumulated postretirement health benefit obligation	909	867	820
Amortization of loss	339	315	396
Amortization of prior service cost/(credit)	(731)	(731)	(731)

Net periodic postretirement health benefit cost	$1,138	$1,017	$990

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2010	2009

Net loss (gain)	$(278)	$462
Prior service cost (benefit)	—	—
Amortization of net loss (gain)	(339)	(315)
Amortization of prior service cost (benefit)	731	731
Amortization of net obligation	—	—

Total recognized in other comprehensive income	$114	$878

Total recognized in net periodic benefit cost and other comprehensive income	$1,251	$1,895

The measurement date used to determine current year’s benefit obligation was December 31, 2010.
Key assumptions and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	Years ended December 31,
	2010	2009	2008
Weighted average discount rate at the end of the year	5.35%	5.87%	6.14%

Health care cost trend rates:
Assumed for next year	9.00%	10.00%	7.00%
Pre 65 Ultimate rate	5.00%	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2016	2016	2011
Post 65 Ultimate rate	6.00%	6.00%	5.50%
Post 65 Year that ultimate rate is reached	2016	2016	2016
Alternative amortization methods used to amortize
Prior service cost	Straight – line	Straight – line	Straight – line
Unrecognized net (gain) or loss	Straight – line	Straight – line	Straight – line
The discount rate was based on the Citigroup Pension Liability Index at December 31, 2010 and adjusted for duration.
Future postretirement benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments

2011	$582
2012	660
2013	732
2014	803
2015	876
2016-2020	5,504

Total	$9,157

The Bank’s postretirement health benefit plan expense for 2011 is expected to be $1.1 million (2010 was $1.1 million).
Note 18. Derivatives and Hedging Activities.
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

In an economic hedge, a derivative hedges specific or non-specific underlying assets, liabilities or firm commitments, but the hedge does not qualify for hedge accounting under the accounting standards for derivatives and hedging; it is, however, an acceptable hedging strategy under the FHLBNY’s risk management program. These strategies also comply with the Finance Agency’s regulatory requirements prohibiting speculative use of derivatives. An economic hedge introduces the potential for earnings variability due to the changes in fair value recorded on the derivatives that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. The FHLBNY will execute an interest rate swap to match the terms of an asset or liability that is elected under the Fair Value Option (“FVO”) and the swap is also considered as an economic hedge to mitigate the volatility of the FVO designated asset or liability due to change in the full fair value of the designated asset or liability. The FHLBNY elected the FVO for certain consolidated obligation debt and executed interest rate swaps to offset the fair value changes of the bonds.
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
Hedging activities
Consolidated Obligations — The FHLBNY manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflows on the derivative with the cash outflow on the consolidated obligation. While consolidated obligations are the joint and several obligations of the FHLBanks, one or more FHLBanks may individually serve as counterparties to derivative agreements associated with specific debt issues. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and each of those FHLBanks could simultaneously enter into a matching derivative in which the counterparty pays to the FHLBank fixed cash flows designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligations. When such transactions qualify for hedge accounting they are treated as fair value hedges under the accounting standards for derivatives and hedging. The FHLBNY has also elected the FVO for certain consolidated obligation bonds and discount notes and these were measured under the accounting standards for fair value measurements as economic hedges. To mitigate the volatility resulting from changes in fair values of bonds and notes designated under the FVO, the Bank has also executed interest rate swaps as economic hedges of bonds and notes.
The FHLBNY has issued variable-rate consolidated obligations bonds indexed to 1 month-LIBOR, the U.S. Prime rate, or Federal funds rate and simultaneously executed interest-rate swaps (“basis swaps”) to hedge the basis risk of the variable rate debt to 3-month LIBOR, the FHLBNY’s preferred funding base. The interest rate basis swaps were accounted for as economic hedges of the floating-rate bonds because the FHLBNY deemed that the operational cost of designating the hedges under accounting standards for derivatives and hedge accounting would outweigh the accounting benefits. The issuance of the consolidated obligation fixed-rate bonds to investors and the execution of interest rate swaps typically results in cash flow pattern in which the FHLBNY has effectively converted the bonds’ fixed cash flows to variable cash flows that closely match the interest payments it receives on short-term or variable-rate advances. From time-to-time, this intermediation between the capital and swap markets has permitted the FHLBNY to raise funds at a lower cost than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets. The FHLBNY does not issue consolidated obligations denominated in currencies other than U.S. dollars.
Advances — With a putable fixed-rate advance borrowed by a member, the FHLBNY may purchase from the member a put option that enables the FHLBNY to effectively convert an advance from fixed-rate to floating-rate by exercising the put option and terminating the advance at par on the pre-determined put exercise dates. Typically, the FHLBNY will exercise the option in a rising interest rate environment. The FHLBNY may hedge a putable advance by entering into a cancelable interest rate swap in which the FHLBNY pays to the swap counterparty fixed-rate cash flows and receives variable-rate cash flows. This type of hedge is treated as a fair value hedge under the accounting standards for derivatives and hedging. The swap counterparty can cancel the swap on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit to the member on new terms.
The optionality embedded in certain financial instruments held by the FHLBNY can create interest-rate risk. When a member prepays an advance, the FHLBNY could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower-yielding assets that would continue to be funded by higher-cost debt. To protect against this risk, the FHLBNY generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. When the Bank offers advances (other than short-term) that are prepayable by members without a prepayment fee, it usually finances such advances with callable debt. The Bank has not elected the FVO for any advances.
Mortgage Loans — The FHLBNY invests in mortgage assets. The prepayment options embedded in mortgage assets can result in extensions or reductions in the expected maturities of these investments, depending on changes in estimated prepayment speeds. Finance Agency regulations limit this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life that changes under certain interest-rate shock scenarios and by establishing limitations on duration of equity and changes in market value of equity. The FHLBNY may manage against prepayment and duration risk by funding some mortgage assets with consolidated obligations that have call features. In addition, the FHLBNY may use derivatives to manage the prepayment and duration variability of mortgage assets. Net income would decline if the FHLBNY replaced the mortgages with lower yielding assets and if the Bank’s higher funding costs were not reduced concomitantly.

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
The Bank has not elected the FVO for any mortgage loans. No mortgage loan has been hedged with a derivative. The Bank considers a “delivery commitment” to purchase mortgage loans to be a derivative. See description below for the accounting of delivery commitments.
Firm Commitment Strategies — Mortgage delivery commitments are considered derivatives under the accounting standards for derivatives and hedging, and the FHLBNY accounts for them as freestanding derivatives, recording the fair values of mortgage loan delivery commitments on the balance sheet with an offset to current period earnings. Fair values were de minimis for all periods reported.
The FHLBNY may also hedge a firm commitment for a forward starting advance through the use of an interest-rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance. The basis movement associated with the firm commitment will be added to the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment will then be amortized into interest income over the life of the advance. If a hedged firm commitment no longer qualified as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings. There were no material amounts of gains and losses recognized due to disqualification of firm commitment hedges in 2010, 2009 and 2008.
Forward Settlements — There were no forward settled securities at December 31, 2010 and 2009 that would settle outside the shortest period of time for the settlement of such securities.
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
Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations. The notional principal of interest rate swaps in which the FHLBNY was an intermediary was $550.0 million and $320.0 million as of December 31, 2010 and 2009. Fair values of the swaps sold to members net of the fair values of swaps purchased from derivative counterparties were not material at December 31, 2010 and 2009. Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.
Economic hedges — At December 31, 2010 and 2009, economic hedges comprised primarily of: (1) Short- and medium-term interest rate swaps that hedged the basis risk (Prime rate, Fed fund rate, and the 1-month LIBOR index) of variable-rate bonds issued by the FHLBNY. These swaps were considered freestanding and changes in the fair values of the swaps were recorded through income. The FHLBNY believes the operational cost of designating the basis hedges in a qualifying hedge would outweigh the benefits of applying hedge accounting. (2) Interest rate caps acquired in the second quarter of 2008 to hedge balance sheet risk, primarily certain capped floating-rate investment securities, were considered freestanding derivatives with fair value changes recorded through Other income (loss) as a Net realized and unrealized gain or loss on derivatives and hedging activities. (3) Interest rate swaps hedging balance sheet risk. (4) Interest rate swaps that had previously qualified as hedges under the accounting standards for derivatives and hedging, but had been subsequently de-designated from hedge accounting as they were assessed as being not highly effective hedges. (5) Interest rate swaps executed to offset the fair value changes of bonds designated under the FVO.
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
The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives. When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure (less collateral held) represents the appropriate measure of credit risk. Substantially all derivative contracts are subject to master netting agreements or other right of offset arrangements. At December 31, 2010 and 2009, the Bank’s credit exposure, representing derivatives in a fair value net gain position was approximately $22.0 million and $8.3 million after the recognition of any cash collateral held by the FHLBNY. The credit exposure at December 31, 2010 and 2009 included $6.1 million and $0.8 million in net interest receivable.
Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of FHLBNY with respect to derivative contracts. Derivative counterparties’ exposure to the FHLBNY is measured by derivatives in a fair value loss position from the FHLBNY’s perspective, which from the counterparties’ perspective is a gain. At December 31, 2010 and 2009, derivatives in a net unrealized loss position, which represented the counterparties’ exposure to the potential non-performance risk of the FHLBNY, were $954.9 million and $746.2 million after deducting $2.7 billion and $2.2 billion of cash collateral pledged by the FHLBNY at those dates to the exposed counterparties. The FHLBNY is exposed to the risk of derivative counterparties defaulting on the terms of the derivative contracts and failing to return cash deposited with counterparties. If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties. To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged is exposed to credit risk. Derivative counterparties holding the FHLBNY’s cash as pledged collateral were rated Single-A or better at December 31, 2010, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

The following table summarizes outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Notional Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Fair value of derivatives instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$93,840,813	$944,807	$(4,661,102)

Total derivatives in hedging instruments	$93,840,813	$944,807	$(4,661,102)

Derivatives not designated as hedging instruments
Interest rate swaps	$24,400,547	$23,911	$(12,543)
Interest rate caps or floors	1,900,000	41,881	(107)
Mortgage delivery commitments	29,993	9	(523)
Other*	550,000	6,069	(5,392)

Total derivatives not designated as hedging instruments	$26,880,540	$71,870	$(18,565)

Total derivatives before netting and collateral adjustments	$120,721,353	$1,016,677	$(4,679,667)

Netting adjustments		$(994,667)	$994,667
Cash collateral and related accrued interest		—	2,730,102

Total collateral and netting adjustments		$(994,667)	$3,724,769

Total reported on the Statements of Condition		$22,010	$(954,898)

	December 31, 2009
	Notional Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Fair value of derivatives instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$98,776,447	$854,699	$(3,974,207)

Total derivatives in hedging instruments	$98,776,447	$854,699	$(3,974,207)

Derivatives not designated as hedging instruments
Interest rate swaps	$33,144,963	$147,239	$(73,450)
Interest rate caps or floors	2,282,000	77,999	(7,525)
Mortgage delivery commitments	4,210	—	(39)
Other*	320,000	1,316	(956)

Total derivatives not designated as hedging instruments	$35,751,173	$226,554	$(81,970)

Total derivatives before netting and collateral adjustments	$134,527,620	$1,081,253	$(4,056,177)

Netting adjustments		$(1,072,973)	$1,072,973
Cash collateral and related accrued interest		—	2,237,028

Total collateral and netting adjustments		$(1,072,973)	$3,310,001

Total reported on the Statements of Condition		$8,280	$(746,176)

*	Other: Comprised of swaps intermediated for members.
The categories — “Fair value”, “Mortgage delivery commitment”, and “Cash Flow” hedges — represent derivative transactions in hedging relationships. If any such hedges do not qualify for hedge accounting under the accounting standards for derivatives and hedging, they are classified as “Economic” hedges. Changes in fair values of economic hedges are recorded through the income statement without the offset of corresponding changes in the fair value of the hedged item. Changes in fair values of qualifying derivative transactions designated in fair value hedges are recorded through the income statement with the offset of corresponding changes in the fair values of the hedged items. The effective portion of changes in the fair values of derivatives designated in a qualifying cash flow hedge is recorded in Accumulated other comprehensive income (loss).

Earnings impact of derivatives and hedging activities
Net realized and unrealized gain (loss) on derivatives and hedging activities
The FHLBNY carries all derivative instruments on the Statements of Condition at fair value as Derivative Assets and Derivative Liabilities. If derivatives meet the hedging criteria under hedge accounting rules, including effectiveness measures, changes in fair value of the associated hedged financial instrument attributable to the risk being hedged (benchmark interest-rate risk, which is LIBOR for the FHLBNY) may also be recorded so that some or all of the unrealized fair value gains or losses recognized on the derivatives are offset by corresponding unrealized gains or losses on the associated hedged financial assets and liabilities. The net differential between fair value changes of the derivatives and the hedged items represent hedge ineffectiveness. Hedge ineffectiveness represents the amounts by which the changes in the fair value of the derivatives differ from the changes in the fair values of the hedged items or the variability in the cash flows of forecasted transactions. The net ineffectiveness from hedges that qualify under hedge accounting rules are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of Income. If derivatives do not qualify for the hedging criteria under hedge accounting rules, but are executed as economic hedges of financial assets or liabilities under a FHLBNY-approved hedge strategy, only the fair value changes of the derivatives are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of Income.
When the FHLBNY elects to measure certain debt under the accounting designation for FVO, the Bank will typically execute a derivative as an economic hedge of the debt. Fair value changes of the derivatives are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income. Fair value changes of the debt designated under the FVO are also recorded in Other income as an unrealized (loss) or gain from Instruments held at fair value.
Components of hedging gains and losses from derivatives and hedging activities are summarized below (in thousands):

	Years ended December 31,
	2010	2009	2008
	Gain (Loss)	Gain (Loss)	Gain (Loss)
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$3,240	$(4,542)	$31,838
Consolidated obligations-bonds	9,144	25,647	(43,530)
Consolidated obligations-discount notes	—	—	(333)

Net gain (loss) related to fair value hedge ineffectiveness	12,384	21,105	(12,025)

Net gain (loss) related to cash flow hedge ineffectiveness	—	—	(9)
Derivatives not designated as hedging instruments
Economic hedges
Interest rate swaps
Advances	(1,693)	4,491	(20,833)
Consolidated obligations-bonds	(32,316)	92,070	(38,763)
Consolidated obligations-discount notes	(4,332)	(9,643)	13,895
Member intermediation	307	(132)	462
Balance sheet-macro hedges swaps	173	2,869	18,029

Fair Value-Total net losses and gains	(37,861)	89,655	(27,210)
Accrued interest-swaps	51,468	(1,136)	(126,551)
Accrued interest-intermediation	138	85	18

Interest accrual	51,606	(1,051)	(126,533)

Total impact of swaps	13,745	88,604	(153,743)

Caps and floors
Advances	(437)	(1,353)	(2,050)
Balance sheet	(29,709)	63,330	(38,723)

Fair Value-Total net losses and gains	(30,146)	61,977	(40,773)
Accrued interest-options	(2,598)	(5,798)	101

Total impact of caps and floors	(32,744)	56,179	(40,672)

Mortgage delivery commitments	(24)	(20)	(3)

Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	2,127	(10,330)	7,698
Consolidated obligations-discount notes	1,282	—	—

Fair value-Total FVO net gains and losses	3,409	(10,330)	7,698
Accrued interest on swaps	29,986	9,162	(505)

Total impact-Swaps hedging instruments under FVO	33,395	(1,168)	7,193

Net gain (loss) related to derivatives not designated as hedging instruments	14,372	143,595	(187,225)

Net realized and unrealized gain (loss) on derivatives and hedging activities	$26,756	$164,700	$(199,259)

Cash Flow hedges
There were no material amounts in 2010, 2009 and 2008 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. The maximum length of time over which the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions is between three and six months. No cash flow hedges were outstanding at December 31, 2010 or 2009.
The effective portion of the gain or loss on swaps designated and qualifying as a cash flow hedging instrument is reported as a component of AOCI and reclassified into earnings in the same period during which the hedged forecasted bond expenses affect earnings. The balances in AOCI from terminated cash flow hedges represented net realized losses of $15.2 million and $22.7 million at December 31, 2010 and 2009. At December 31, 2010, it is expected that over the next 12 months about $4.9 million of net losses recorded in AOCI will be recognized as a yield adjustment to consolidated bond interest expense and a charge to earnings.
The effect of cash flow hedge related derivative instruments for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	December 31, 2010
	OCI
	Gains/(Losses)
		Location:	Amount	Ineffectiveness
	Recorded in	Reclassified to	Reclassified to	Recognized in
	OCI [1,2]	Earnings [1]	Earnings [1]	Earnings
The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—
Consolidated obligations-bonds	(249)	Interest Expense	7,736	—

Total	$(249)		$7,736	$—

	December 31, 2009
	OCI
	Gains/(Losses)
		Location:	Amount	Ineffectiveness
	Recorded in	Reclassified to	Reclassified to	Recognized in
	OCI [1,2]	Earnings [1]	Earnings [1]	Earnings
The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—
Consolidated obligations-bonds	—	Interest Expense	7,508	—

Total	$—		$7,508	$—

	December 31, 2008
	OCI
	Gains/(Losses)
		Location:	Amount	Ineffectiveness
	Recorded in	Reclassified to	Reclassified to	Recognized in
	OCI [1,2]	Earnings [1]	Earnings [1]	Earnings
The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—
Consolidated obligations-bonds	(6,109)	Interest Expense	6,124	9

Total	$(6,109)		$6,124	$9

[1]	Effective portion

[2]	Represents effective portion of basis adjustments to AOCI from cash flow hedging transactions.

Note 19. Fair Values of Financial Instruments.
Items Measured at Fair Value on a Recurring Basis
The following table presents for each hierarchy level (see note below), the FHLBNY’s assets and liabilities that were measured at fair value on its Statements of Condition at December 31, 2010 and 2009 (in thousands):

	December 31, 2010
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$3,980,135	$—	$3,980,135	$—	$—
Equity and bond funds	9,947	—	9,947	—	—
Derivative assets(a)
Interest-rate derivatives	22,001	—	1,016,668	—	(994,667)
Mortgage delivery commitments	9	—	9	—	—

Total assets at fair value	$4,012,092	$—	$5,006,759	$—	$(994,667)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(956,338)	$—	$(956,338)	$—	$—
Bonds (to the extent FVO is elected) (b)	(14,281,463)	—	(14,281,463)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(954,375)	—	(4,679,144)	—	3,724,769
Mortgage delivery commitments	(523)	—	(523)	—	—

Total liabilities at fair value	$(16,192,699)	$—	$(19,917,468)	$—	$3,724,769

	December 31, 2009
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$2,240,564	$—	$2,240,564	$—	$—
Equity and bond funds	12,589	—	12,589	—	—
Derivative assets(a)
Interest-rate derivatives	8,280	—	1,081,253	—	(1,072,973)
Mortgage delivery commitments	—	—	—	—	—

Total assets at fair value	$2,261,433	$—	$3,334,406	$—	$(1,072,973)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$—	$—	$—	$—	$—
Bonds (to the extent FVO is elected) (b)	(6,035,741)	—	(6,035,741)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(746,137)	—	(4,056,138)	—	3,310,001
Mortgage delivery commitments	(39)	—	(39)	—	—

Total liabilities at fair value	$(6,781,917)	$—	$(10,091,918)	$—	$3,310,001

Level 1 — Quoted prices in active markets for identical assets.

Level 2 — Significant other observable inputs.

Level 3 — Significant unobservable inputs.

(a)	Derivative assets and liabilities were interest-rate contracts, except for de minimis amount of mortgage delivery contracts. Based on an analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)	Based on its analysis of the nature of risks of the FHLBNY’s debt measured at fair value, the FHLBNY has determined that presenting the debt as a single class is appropriate.
Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities would be measured at fair value on a nonrecurring basis. For the FHLBNY, such items may include mortgage loans in foreclosure, or mortgage loans and held-to-maturity securities written down to fair value, and real estate owned. At December 31, 2010, the Bank measured and recorded the fair values of HTM securities deemed to be OTTI on a nonrecurring basis; that is, they were not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of other-than-temporary impairment — OTTI) in accordance with the guidance on recognition and presentation of other-than-temporary impairment. The held-to-maturity OTTI securities were recorded at their fair values of $15.8 million and $42.9 million at December 31, 2010 and December 31, 2009. The nonrecurring measurement basis related to certain private-label held-to-maturity mortgage-backed securities that were determined to be OTTI. For more information, see Note 5 — Held-to-Maturity Securities.

The following tables summarize the fair values of MBS for which a non-recurring change in fair value was recorded (in thousands):

	December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Private-label residential mortgage-backed securities	$15,827	$—	$—	$15,827

Total	$15,827	$—	$—	$15,827

Note:	Certain OTTI securities were written down to their fair values ($15.8 million) when it was determined that their carrying values prior to write-down ($16.3 million) were in excess of their fair values. For Held-to-maturity securities that were previously credit impaired but no additional credit impairment were deemed necessary at December 31, 2010, the securities were recorded at their carrying values and not re-adjusted to their fair values.

	December 31, 2009
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Home equity loans	$42,922	$—	$—	$42,922

Total	$42,922	$—	$—	$42,922

Estimated fair values — Summary Tables
The carrying value and estimated fair values of the FHLBNY’s financial instruments were as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets
Cash and due from banks	$660,873	$660,873	$2,189,252	$2,189,252
Federal funds sold	4,988,000	4,987,976	3,450,000	3,449,997
Available-for-sale securities	3,990,082	3,990,082	2,253,153	2,253,153
Held-to-maturity securities
Long-term securities	7,761,192	7,898,300	10,519,282	10,669,252
Advances	81,200,336	81,292,598	94,348,751	94,624,708
Mortgage loans held-for-portfolio, net	1,265,804	1,328,787	1,317,547	1,366,538
Accrued interest receivable	287,335	287,335	340,510	340,510
Derivative assets	22,010	22,010	8,280	8,280
Other financial assets	3,981	3,981	3,412	3,412

Liabilities
Deposits	2,454,480	2,454,488	2,630,511	2,630,513
Consolidated obligations:
Bonds	71,742,627	71,926,039	74,007,978	74,279,737
Discount notes	19,391,452	19,391,743	30,827,639	30,831,201
Mandatorily redeemable capital stock	63,219	63,219	126,294	126,294
Accrued interest payable	197,266	197,266	277,788	277,788
Derivative liabilities	954,898	954,898	746,176	746,176
Other financial liabilities	58,818	58,818	38,832	38,832

Fair Value Option Disclosures
The following table summarizes the activity related to consolidated obligation bonds and discount notes for which the Bank elected the Fair Value Option (in thousands):

	Years ended December 31,
	2010	2009	2008	2010
	Bonds	Bonds	Bonds	Discount Notes*

Balance, beginning of the period	$(6,035,741)	$(998,942)	$—	$—
New transactions elected for fair value option	(25,471,000)	(10,100,000)	(1,014,000)	(1,851,991)
Maturities and terminations	17,235,000	5,043,000	31,000	898,788
Changes in fair value	(2,556)	15,523	(8,325)	(787)
Changes in accrued interest/unaccreted balance	(7,166)	4,678	(7,617)	(2,348)

Balance, end of the period	$(14,281,463)	$(6,035,741)	$(998,942)	$(956,338)

*	Note: Discount notes were not designated under FVO at December 31, 2009 and 2008
The following table presents the change in fair value included in the Statements of Income for the consolidated obligation bonds and discount notes designated in accordance with the accounting standards on the Fair Value Option for financial assets and liabilities (in thousands):

	December 31, 2010
	Interest		Total Change in
	Expense on	Net Gain(Loss)	Fair Value Included
	Consolidated	Due to Changes in	in Current Period
	Obligations	Fair Value	Earnings

Consolidated obligations-bonds	$(40,983)	$(2,556)	$(43,539)
Consolidated obligations-discount notes	(2,348)	(787)	(3,135)

	$(43,331)	$(3,343)	$(46,674)

December 31, 2009
	Interest		Total Change in
	Expense on	Net Gain(Loss)	Fair Value Included
	Consolidated	Due to Changes in	in Current Period
	Obligations	Fair Value	Earnings

Consolidated obligations-bonds	$(10,869)	$15,523	$4,654
Consolidated obligations-discount notes	—	—	—

	$(10,869)	$15,523	$4,654

December 31, 2008
	Interest		Total Change in
	Expense on	Net Gain(Loss)	Fair Value Included
	Consolidated	Due to Changes in	in Current Period
	Obligations	Fair Value	Earnings
Consolidated obligations-bonds	$(7,835)	$(8,325)	$(16,160)
Consolidated obligations-discount notes	—	—	—

	$(7,835)	$(8,325)	$(16,160)

The following table compares the aggregate fair value, the aggregate remaining contractual fair value and aggregate remaining contractual principal balance outstanding of consolidated obligation bonds and discount notes for which the Fair Value Option has been elected (in thousands):

	December 31, 2010
			Fair Value
	Principal Balance	Fair Value	Over/(Under)

Consolidated obligations-bonds	$14,276,000	$14,281,463	$5,463
Consolidated obligations-discount notes	953,203	956,338	3,135

	$15,229,203	$15,237,801	$8,598

	December 31, 2009
			Fair Value
	Principal Balance	Fair Value	Over/(Under)

Consolidated obligations-bonds	$6,040,000	$6,035,741	$(4,259)
Consolidated obligations-discount notes	—	—	—

	$6,040,000	$6,035,741	$(4,259)

	December 31, 2008
			Fair Value
	Principal Balance	Fair Value	Over/(Under)
Consolidated obligations-bonds	$983,000	$998,942	$15,942
Consolidated obligations-discount notes	—	—	—

	$983,000	$998,942	$15,942

Notes to Estimated Fair Values of Financial Instruments
The fair value of a financial instrument that is an asset is defined as the price FHLBNY would receive to sell an asset in an orderly transaction between market participants at the measurement date. A financial liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair values are based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices are not available, valuation models and inputs are utilized. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or markets and the instruments’ complexity.
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
As of December 31, 2010, four vendor prices were received for substantially all of the FHLBNY’s MBS holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supported the FHLBNY’s conclusion that the final computed prices were reasonable estimates of fair value. While the FHLBNY adopted this common methodology, the fair values of mortgage-backed investment securities are still estimated by FHLBNY’s management which remains responsible for the selection and application of its fair value methodology and determining the reasonableness of assumptions and inputs used.
The four specialized pricing services use pricing models or quoted prices of securities with similar characteristics. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs in the models are based on new issue and secondary market transactions if the securities are traded in sufficient volumes in the secondary market. These pricing vendors typically employ valuation techniques that incorporate benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing, as appropriate for the security. Such inputs into the pricing models employed by pricing services for most of the Bank’s investments are market based and observable and are considered Level 2 of the fair value hierarchy.
The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 of the fair value hierarchy because of the current lack of significant market activity so that the inputs may not be market based and observable. At December 31, 2010 and 2009, all private-label mortgage-backed securities were classified as held-to-maturity and were recorded in the balance sheet at their carrying values. Carrying value of a security is the same as its amortized cost, unless the security is determined to be OTTI. In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.
In accordance with the amended guidance under the accounting standards for investments in debt and equity securities, certain held-to-maturity private-label mortgage-backed securities were written down to their fair value at December 31, 2010 and 2009 as a result of a recognition of OTTI. For such HTM securities, their carrying values are recorded in the balance sheet at their fair values. The fair values and securities are classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy. This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities.
The fair value of housing finance agency bonds is estimated by management using information primarily from pricing services.
Advances
The fair values of advances are computed using standard option valuation models. The most significant inputs to the valuation model are (1) consolidated obligation debt curve (the “CO Curve”), published by the Office of Finance and available to the public, and (2) LIBOR swap curves and volatilities. The Bank considers both these inputs to be market-based and observable as they can be directly corroborated by market participants.
Mortgage loans
The fair value of MPF loans and loans in the inactive CMA programs are priced using a valuation technique referred to as the “market approach.” Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term. Thereafter, these are compared against closing “TBA” prices extracted from independent sources. All significant inputs to the loan valuations are market based and observable.
Accrued interest receivable and payable
The estimated fair values approximate the recorded book value because of the relatively short period of time between their origination and expected realization.
Derivative assets and liabilities
The FHLBNY’s derivatives are traded in the over-the-counter market. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure and record the fair values of its interest rate swaps. The valuation technique is considered as an “Income approach.” Interest rate caps and floors are valued under the “Market approach.” Interest rate swaps and interest rate caps and floors are valued in industry-standard option-adjusted valuation models that utilize market inputs, which can be corroborated by widely accepted third-party sources. The Bank’s valuation model utilizes a modified Black-Karasinski model that assumes that rates are distributed log normally. The log-normal model precludes interest rates turning negative in the model computations. Significant market-based and observable inputs into the valuation model include volatilities and interest rates. These derivative positions are classified within Level 2 of the valuation hierarchy, and include interest rate swaps, swaptions, interest rate caps and floors, and mortgage delivery commitments.

The FHLBNY employs control processes to validate the fair value of its financial instruments, including those derived from valuation models. These control processes are designed to ensure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to ensure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by specialists with relevant expertise who are independent from the trading desks or personnel who were involved in the design and selection of model inputs. Additionally, groups that are independent from the trading desk or personnel involved in the design and selection of model inputs participate in the review and validation of the fair values generated from the valuation model. The FHLBNY maintains an ongoing review of its valuation models and has a formal model validation policy in addition to procedures for the approval and control of data inputs.
The valuation of derivative assets and liabilities reflects the value of the instrument including the values associated with counterparty risk and would also take into account the FHLBNY’s own credit standing and non-performance risk. The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges at least weekly. The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level such that no credit adjustments were deemed necessary to the recorded fair value of derivative assets and derivative liabilities in the Statements of Condition at December 31, 2010 and 2009.
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
Note 20. Commitments and Contingencies.
The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Under the provisions of accounting standard for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2010 and 2009. The par amount of the twelve FHLBanks’ outstanding consolidated obligations, including the FHLBNY’s, was approximately $0.8 trillion and $0.9 trillion at December 31, 2010 and 2009.
Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $2,284.5 million and $697.9 million as of December 31, 2010 and 2009, and had original terms of up to 15 years, with a final expiration in 2019. Standby letters of credit are fully collateralized. Unearned fees on standby letters of credit were recorded in Other liabilities and were not significant as of December 31, 2010 and 2009. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit.

Under the MPF program, the Bank was unconditionally obligated to purchase $30.0 million and $4.2 million of mortgage loans at December 31, 2010 and 2009. Commitments are generally for periods not to exceed 45 business days. Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $630.6 million and $484.6 million as of December 31, 2010 and 2009.
The FHLBNY executes derivatives with major financial institutions and enters into bilateral collateral agreements. When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure. To mitigate the counterparties’ exposures, the FHLBNY deposited $2.7 billion and $2.2 billion in cash with derivative counterparties as pledged collateral at December 31, 2010 and 2009, and these amounts were reported as a deduction to Derivative liabilities.
The FHLBNY was also exposed to credit risk associated with outstanding derivative transactions measured by the replacement cost of derivatives in net fair value gain positions of $22.0 million and $8.3 million at December 31, 2010 and 2009. At December 31, 2010, counterparties had deposited $9.3 million in cash as collateral to mitigate such an exposure. At December 31, 2009, the fair values of derivatives in a gain position were below the threshold and derivative counterparties pledged no cash to the FHLBNY.
The FHLBNY charged to operating expenses net rental costs of approximately $3.3 million, $3.4 million and $3.2 million for the years ended December 31, 2010, 2009 and 2008. Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.
Future benefit payments for the BEP and the postretirement health benefit plan are not considered significant. The Bank’s Defined Benefit Plan, a non-contributory pension plan was underfunded by $24.0 million. The Bank paid in the amount in March 2011 to eliminate the shortfall. For more information about future benefits and the Defined Benefit plan shortfall, see Note 17. Employee Retirement Plans.
The following table summarizes contractual obligations and contingencies as of December 31, 2010 (in thousands):

	December 31, 2010
	Payments Due or Expiration Terms by Period
	Less Than	One Year	Greater Than Three	Greater Than
	One Year	to Three Years	Years to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par [1]	$33,302,200	$26,567,325	$7,690,755	$3,421,700	$70,981,980
Mandatorily redeemable capital stock [1]	27,875	17,019	2,035	16,290	63,219
Premises (lease obligations) [2]	3,060	6,177	4,674	4,090	18,001

Total contractual obligations	33,333,135	26,590,521	7,697,464	3,442,080	71,063,200

Other commitments
Standby letters of credit	2,218,352	19,769	42,472	3,861	2,284,454
Consolidated obligations-bonds/discount notes traded not settled	58,000	—	—	—	58,000
Commitment to fund pension	11,952	—	—	—	11,952
Open delivery commitments (MPF)	29,993	—	—	—	29,993

Total other commitments	2,318,297	19,769	42,472	3,861	2,384,399

Total obligations and commitments	$35,651,432	$26,610,290	$7,739,936	$3,445,941	$73,447,599

[1]	Callable bonds contain exercise date or a series of exercise dates that may result in a shorter redemption period. Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.

[2]	Immaterial amount of commitments for equipment leases are not included.
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
As previously reported, the Bank received a Derivatives ADR Notice from LBSF dated July 23, 2010 making a Demand as of the date of the Notice of approximately $268 million owed to LBSF by the Bank. Subsequently, in accordance with the Alternative Dispute Resolution Procedure Order entered by the Bankruptcy Court dated September 17, 2009 (“Order”), the Bank responded to LBSF on August 23, 2010, denying LBSF’s Demand. LBSF served a reply on September 7, 2010, effectively reiterating its position. The mediation being conducted pursuant to the Order commenced on December 8, 2010 and, concluded without settlement on March 17, 2011. Pursuant to the Order, positions taken by the parties in the ADR process are confidential.
While the Bank believes that LBSF’s position is without merit, the amount the Bank actually recovers or pays will ultimately be decided in the course of the bankruptcy proceedings.
The FHLBNY does not anticipate any credit losses from its off-balance sheet commitments and accordingly no provision for losses is required.
Note 21. Related Party Transactions.
The FHLBNY is a cooperative and the members own almost all of the stock of the Bank. Any stock not owned by members is held by former members. The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The FHLBNY conducts its advances business almost exclusively with members. The Bank considers its transactions with its members and non-member stockholders as related party transactions in addition to transactions with other FHLBanks, the Office of Finance, and the Finance Agency. All transactions with all members, including those whose officers may serve as directors of the FHLBNY, are at terms that are no more favorable than comparable transactions with other members. The FHLBNY may from time to time borrow or sell overnight and term Federal funds at market rates to members.
Debt Transfers
During 2010, the bank assumed debt from another FHLBank totaling $193.9 million (par amounts). During 2009 and 2008, there was no transfer of consolidated obligation bonds from other FHLBanks. Amounts transferred were in exchange for a cash price that represented the fair market values of the bonds, No bonds were transferred by the FHLBNY to another FHLBank in 2010 and 2009.
At trade date, the transferring bank notifies the Office of Finance of a change in primary obligor for the transferred debt.
Advances sold or transferred
No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in 2010, 2009 and 2008.
MPF Program
In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members. Transactions are at market rates. The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans at December 31, 2010 was $81.2 million (December 31, 2009 was $101.2 million) from inception of the program through mid-2004. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. Fees paid to the FHLBank of Chicago were $0.5 million, $0.6 million and $0.6 million in each of the years ended December 31, 2010, 2009 and 2008.
Mortgage-backed Securities
No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.
Intermediation
Notional amounts of $550.0 million and $320.0 million were outstanding at December 31, 2010 and 2009 in which the FHLBNY acted as an intermediary to sell derivatives to members. These were offset by identical transactions with unrelated derivatives counterparties. Net fair value exposures of these transactions at December 31, 2010 and 2009 were not material. The intermediated derivative transactions were fully collateralized.
Loans to other Federal Home Loan Banks
In 2010, the FHLBNY extended one overnight loan for a total of $27.0 million to another FHLBank. In 2009, the FHLBNY extended two overnight loans for a total of $472.0 million to other FHLBanks. In 2008, the Bank made four overnight loans for a total of $661.0 million. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was $0.2 thousand, $1.9 thousand and $31.0 thousand for the years ended December 31, 2010, 2009 and 2008.

Borrowings from other Federal Home Loan Banks
The FHLBNY borrows from other FHLBanks, generally for a period of one day. In 2010, there was no borrowing from other FHLBanks. For the years ended December 31, 2009 and 2008, such borrowings averaged $0.4 million and $5.5 million. There were no borrowings outstanding as of December 31, 2009. Interest expense for the years ended December 31, 2009 and 2008 was $0.4 thousand and $159.4 thousand.
The following tables summarize outstanding balances with related parties at December 31, 2010 and 2009, and transactions for each of the years ended December 31, 2010, 2009 and 2008 (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital

	December 31, 2010		December 31, 2009
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$660,873	$—	$2,189,252
Federal funds sold	—	4,988,000	—	3,450,000
Available-for-sale securities	—	3,990,082	—	2,253,153
Held-to-maturity securities
Long-term securities	—	7,761,192	—	10,519,282
Advances	81,200,336	—	94,348,751	—
Mortgage loans [1]	—	1,265,804	—	1,317,547
Accrued interest receivable	256,617	30,718	299,684	40,826
Premises, software, and equipment	—	14,932	—	14,792
Derivative assets [2]	—	22,010	—	8,280
Other assets [3]	113	21,393	179	19,160

Total assets	$81,457,066	$18,755,004	$94,648,614	$19,812,292

Liabilities and capital
Deposits	$2,454,480	$—	$2,630,511	$—
Consolidated obligations	—	91,134,079	—	104,835,617
Mandatorily redeemable capital stock	63,219	—	126,294	—
Accrued interest payable	10	197,256	16	277,772
Affordable Housing Program [4]	138,365	—	144,489	—
Payable to REFCORP	—	21,617	—	24,234
Derivative liabilities [2]	—	954,898	—	746,176
Other liabilities [5]	49,484	54,293	29,330	43,176

Total liabilities	$2,705,558	$92,362,143	$2,930,640	$105,926,975

Capital	5,144,369	—	5,603,291	—

Total liabilities and capital	$7,849,927	$92,362,143	$8,533,931	$105,926,975

[1]	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

[2]	Derivative assets and liabilities include insignificant fair values due to intermediation activities on behalf of members.

[3]	Includes insignificant amounts of miscellaneous assets that are considered related party.

[4]	Represents funds not yet disbursed to eligible programs.

[5]	Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party: Income and Expense transactions

	Years ended December 31,
	2010		2009		2008
	Related	Unrelated	Related	Unrelated	Related	Unrelated
Interest income
Advances	$614,801	$—	$1,270,643	$—	$3,030,799	$—
Interest-bearing deposits [1]	—	5,461	—	19,865	—	28,012
Federal funds sold	—	9,061	—	3,238	—	77,976
Available-for-sale securities	—	31,465	—	28,842	—	80,746
Held-to-maturity securities
Long-term securities	—	352,398	—	461,491	—	531,151
Certificates of deposit	—	—	—	1,626	—	232,300
Mortgage loans [2]	—	65,422	—	71,980	—	77,862
Loans to other FHLBanks and other	—	—	2	—	33	—

Total interest income	$614,801	$463,807	$1,270,645	$587,042	$3,030,832	$1,028,047

Interest expense
Consolidated obligations	$—	$614,967	$—	$1,147,011	$—	$3,318,160
Deposits	3,502	—	2,512	—	36,193	—
Mandatorily redeemable capital stock	4,329	—	7,507	—	8,984	—
Cash collateral held and other borrowings	—	26	—	49	163	881

Total interest expense	$7,831	$614,993	$10,019	$1,147,060	$45,340	$3,319,041

Service fees	$4,918	$—	$4,165	$—	$3,357	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.
Note 22. Segment Information and Concentration.
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
The top ten advance holders at December 31, 2010, 2009 and 2008, and associated interest income for the years then ended are summarized as follows (dollars in thousands):

	December 31, 2010
				Percentage of
			Par	Total Par Value	12-months
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,025,000	22.1%	$705,743
Metropolitan Life Insurance Company	New York	NY	12,555,000	16.3	294,526
New York Community Bank*	Westbury	NY	7,793,165	10.1	307,102
MetLife Bank, N.A.	Bridgewater	NJ	3,789,500	4.9	61,036
Manufacturers and Traders Trust Company	Buffalo	NY	2,758,000	3.6	42,979
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.3	77,544
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,391,000	3.1	107,917
Valley National Bank	Wayne	NJ	2,310,500	3.0	98,680
New York Life Insurance Company	New York	NY	1,500,000	2.0	14,678
First Niagara Bank, National Association	Buffalo	NY	1,473,493	1.9	24,911

Total			$54,095,658	70.3%	$1,735,116

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2009
				Percentage of
			Par	Total Par Value	12-months
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,275,000	19.0%	$710,900
Metropolitan Life Insurance Company	New York	NY	13,680,000	15.1	356,120
New York Community Bank*	Westbury	NY	7,343,174	8.1	310,991
Manufacturers and Traders Trust Company	Buffalo	NY	5,005,641	5.5	97,628
The Prudential Insurance Co. of America	Newark	NJ	3,500,000	3.9	93,601
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,000,000	3.3	120,870
Emigrant Bank	New York	NY	2,475,000	2.7	64,131
Doral Bank	San Juan	PR	2,473,420	2.7	86,389
MetLife Bank, N.A.	Bridgewater	NJ	2,430,500	2.7	46,142
Valley National Bank	Wayne	NJ	2,322,500	2.6	103,707

Total			$59,505,235	65.6%	$1,990,479

*	At December 31, 2009, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2008
				Percentage of
			Par	Total Par Value	12-months
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,525,000	17.0%	$671,146
Metropolitan Life Insurance Company	New York	NY	15,105,000	14.6	260,420
Manufacturers and Traders Trust Company	Buffalo	NY	7,999,689	7.7	257,649
New York Community Bank*	Westbury	NY	7,796,517	7.5	337,019
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,738,000	3.6	151,066
The Prudential Insurance Co. of America	Newark	NJ	3,000,000	2.9	13,082
Merrill Lynch Bank & Trust Co., FSB	New York	NY	2,972,000	2.9	68,625
Valley National Bank	Wayne	NJ	2,646,500	2.6	103,918
Emigrant Bank	New York	NY	2,525,000	2.4	64,116
Doral Bank	San Juan	PR	2,412,500	2.3	89,643

Total			$65,720,206	63.5%	$2,016,684

*	At December 31, 2008, officer of member bank also served on the Board of Directors of the FHLBNY.

The following table summarizes capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of February 28, 2011 and December 31, 2010 (shares in thousands):

		Number	Percent
	February 28, 2011	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	8,697	19.55%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,934	15.59
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590-6644	3,867	8.70

		19,498	43.84%

		Number	Percent
	December 31, 2010	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	8,719	18.99%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,035	15.32
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590-6644	4,093	8.91

		19,847	43.22%

*	Officer of member bank also served on the Board of Directors of the FHLBNY.
Note 23. Subsequent Events.
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
b. The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non-recognized subsequent events).
The FHLBNY has evaluated subsequent events through the date of this report and no significant subsequent events were identified other than the following.
Although the FHLBNY is exempt from ordinary federal, state, and local taxation except for local real estate taxes, it is required to make payments to REFCORP, which was established by Congress in 1989 to help facilitate the U.S. government’s bailout of failed financial institutions. For more information about REFCORP, see Assessments under the background section in notes to the financial statements. Based on anticipated payments to be made by the 12 FHLBanks through the third quarter of 2011, it is likely that the FHLBanks will satisfy their obligation to REFCORP by the end of that period and, assuming that such is the case, further payments will not be necessary after that quarter. In anticipation of the termination of their REFCORP obligation, the FHLBanks have reached an agreement to set aside, once the obligation has ended, amounts that would have otherwise been paid to REFCORP as restricted retained earnings, with the objective of increasing the earnings reserves of the FHLBanks and enhancing the safety and soundness of the FHLBank System.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at December 31, 2010. Based on this evaluation, they concluded that as of December 31, 2010, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.
None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
2010 and 2011 Board of Directors
The FHLBank Act, as amended by the Housing and Economic Recovery Act of 2008 (“HERA”), provides that an FHLBank’s board of directors is to comprise thirteen directors, or such other number as the Director of the Federal Housing Finance Agency determines appropriate. For each of 2010 and 2011, the FHFA Director designated seventeen directorships for the Bank, ten of which are Member Directorships and seven of which are Independent Directorships.
All individuals serving as Bank directors must be United States citizens. A majority of the directors serving on the Board must be Member Directors and at least two-fifths must be Independent Directors.
A Member Directorship may be held only by an officer or director of a member institution that is located within the Bank’s district and that meets all minimum regulatory capital requirements. There are no other qualification requirements for Member Directors apart from the foregoing.
Member Directors are, generally speaking, elected by Bank stockholders in, respectively, New York, New Jersey, and Puerto Rico and the U.S. Virgin Islands. The Bank’s Board of Directors is ordinarily not permitted to nominate or elect Member Directors; however, the Board may appoint a director to fill a vacant Member Directorship in the event that no nominations are received from members in the course of the Member Director election process. Each member institution that is required to hold stock as of the record date, which is December 31 of the year prior to the year in which the election is held, may nominate and/or vote for representatives from member institutions in its respective state to fill open Member Directorships. The Finance Agency’s election regulation provides that no director, officer, employee, attorney or agent of the Bank, other than in a personal capacity, may support the nomination or election of a particular individual for a Member Directorship.
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

The Board does not solicit proxies, nor are member institutions permitted to solicit or use proxies in order to cast their votes in an election.
The following table sets forth information regarding each of the directors of the FHLBNY who served on the Board during the period from January 1, 2010 through the date of this annual report on Form 10-K. Unless otherwise specifically indicated by a footnote, all persons in the below table served continuously on the Board from January 1, 2010 through the date of this annual report on Form 10-K. Footnotes are also used to specifically identify those directors who served on the Board in 2010 and who were also elected to serve by Bank members or the Bank for a new term on the Board commencing on January 1, 2011. After the table is biographical information for each director.
No director has any family relationship with any other director or executive officer of the Bank. In addition, no director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

			Start of	Expiration	Represents
		Bank	Current	of Current	Bank
	Age as of	Director	Term	Term	Members	Director
Director Name	3/25/2011	Since	1/1/	12/31/	in	Type
Michael M. Horn (Chair)	71	4/2007	2010	2013	2nd District	Independent
José Ramon González (Vice Chair)	56	1/2004	2010	2013	PR & USVI	Member
John R. Buran [a]	61	12/2010	2011	2011	NY	Member
Anne Evans Estabrook [b]	66	1/2004	2011	2014	2nd District	Independent
Joseph R. Ficalora [c]	64	1/2005	2011	2014	NY	Member
Jay M. Ford	61	6/2008	2009	2012	NJ	Member
James W. Fulmer	59	1/2007	2010	2013	NY	Member
Ronald E. Hermance, Jr. [d]	63	1/2005	2011	2014	NJ	Member
Katherine J. Liseno	66	1/2004	2010	2013	NJ	Member
Kevin J. Lynch [d]	64	1/2005	2011	2014	NJ	Member
Joseph J. Melone	79	4/2007	2010	2011	2nd District	Independent
Richard S. Mroz [b]	49	3/2002	2011	2014	2nd District	Independent
Thomas M. O’Brien	60	4/2008	2009	2012	NY	Member
C. Cathleen Raffaeli	54	4/2007	2009	2012	2nd District	Independent
Edwin C. Reed	57	4/2007	2009	2012	2nd District	Independent
John M. Scarchilli [e]	—	8/2006	—	—	NY	Member
DeForest B. Soaries, Jr.	59	1/2009	2009	2011	2nd District	Independent
George Strayton	67	6/2006	2009	2011	NY	Member

[a]	On November 18, 2010, Mr. Buran was elected by the Board to fill the vacancy that arose as a result of the passing of Mr. John Scarchilli and serve as a Member Director representing the interests of New York members for the period from December 1, 2010 through December 31, 2010. In addition, on November 4, 2010, Mr. Buran was elected by the Bank’s membership to serve as a Member Director representing the interests of New York members for a new one year term commencing January 1, 2011.

[b]	Ms. Estabrook and Mr. Mroz served on the Board as Independent Directors throughout 2010, and their terms expired on December 31, 2010. On November 4, 2010, they were elected by the Bank’s membership to serve as Independent Directors for new terms of four years each commencing January 1, 2011.

[c]	Mr. Ficalora served on the Board as a Member Director representing the interests of New York members throughout 2010, and his term expired on December 31, 2010. On November 4, 2010, Mr. Ficalora was elected by the Bank’s membership to serve as a Member Director representing the interests of New York members for a new four year term commencing January 1, 2011.

[d]	Mr. Hermance and Mr. Lynch served on the Board as Member Directors representing the interests of New Jersey members throughout 2010, and their terms expired on December 31, 2010. On September 8, 2010, they were declared elected by the Bank in accordance with Finance Agency regulations to serve as Member Directors for new terms of four years each commencing January 1, 2011. In accordance with FHFA regulations, no Member Director election was held among the Bank’s membership in 2010 in New Jersey as no other nominations (except for those nominating Mr. Hermance and Mr. Lynch) were received from the Bank’s New Jersey members during the course of the Bank’s 2010 director election process.

[e]	Mr. Scarchilli served on the Board in 2010 as a Member Director representing the interests of New York members until he passed away on June 5, 2010. His term was set to expire on December 31, 2010.
Mr. Horn (Chair) has been a partner in the law firm of McCarter & English, LLP since 1990. He has served as the Commissioner of Banking for the State of New Jersey and as the New Jersey State Treasurer. He was also a member of the New Jersey State Assembly and served as a member of the Assembly Banking Committee. In addition, Mr. Horn served on New Jersey’s Executive Commission on Ethical Standards as both its Vice Chair and Chairman, was appointed as a State Advisory Member of the Federal Financial Institutions Examination Council, and was a member of the Municipal Securities Rulemaking Board. Mr. Horn is counsel to the New Jersey Bankers Association, chairman of the Bank Regulatory Committee of the Banking Law Section of the New Jersey State Bar Association, and a Fellow of the American Bar Foundation. He served as a director of Ryan Beck & Co. through February 27, 2007. Mr. Horn’s legal and regulatory experience, as indicated by his background, support his qualifications to serve on the Bank’s Board of Directors as an Independent Director.

Mr. González (Vice Chair) has been Senior Executive Vice President, Banking and Corporate Development, of Oriental Financial Group, Inc. and Bank member Oriental Bank & Trust since August, 2010. He was President and Chief Executive Officer of Santander BanCorp and Banco Santander Puerto Rico from October 2002 until August 2008, and served as a Director of both entities until August 2010. Mr. González joined the Santander Group in August 1996 as President and Chief Executive Officer of Santander Securities Corporation. He later served as Executive Vice President and Chief Financial Officer of Santander BanCorp and Banco Santander Puerto Rico and in April 2002 was named President and Chief Operating Officer of both entities. Mr. González is a past President of the Puerto Rico Bankers Association and a past president of the Securities Industry Association of Puerto Rico. Mr. González was at Credit Suisse First Boston from 1983 to 1986 as Vice President of Investment Banking, and from 1989 to 1995 as President and Chief Executive Officer of the firm’s Puerto Rico subsidiary. From 1986 to 1989, Mr. González was President and Chief Executive Officer of the Government Development Bank for Puerto Rico. From 1980 to 1983, he was in the private practice of law in San Juan, Puerto Rico with the law firm of O’Neill & Borges.
Mr. Buran is currently Director, President and Chief Executive Officer of Bank members Flushing Savings Bank and Flushing Commercial Bank, and also of Flushing Financial Corporation, the holding company for those two institutions. He joined Flushing Savings Bank and Flushing Financial Corporation in 2001 as Chief Operating Officer and he became a Director of these entities in 2003. In 2005, he was named President and Chief Executive Officer of Flushing Savings Bank and Flushing Commercial Bank. He became a Director, as well as President & CEO, of Flushing Commercial Bank in 2007. Mr. Buran’s career spans over 30 years in the banking industry, beginning with Citibank in 1977. There he held a variety of management positions including Business Manager of their retail distribution in Westchester, Long Island and Manhattan and Vice President in charge of their Investment Sales Division. Mr. Buran left Citibank to become Senior Vice President, Division Head for Retail Services of NatWest Bank and later Executive Vice President of Fleet Bank’s (now Bank of America) retail branch system in New York City, Long Island, Westchester and Southern Connecticut. He also spent time as a consultant and Assistant to the President of Carver Bank. Mr. Buran has devoted his time to a variety of charitable and not-for profit organizations. He has been a board member of the Long Island Association, both the Nassau and Suffolk County Boy Scouts, Family and Children’s Association, EAS, Long Island University, the Long Island Philharmonic and Channel 21. He was the fundraising chairman for the Suffolk County Vietnam Veteran’s War Memorial in Farmingville, New York and has been recipient of the Boy Scouts’ Chief Scout Citizen Award. His work in the community has been recognized by Family and Children’s Association, and the Gurwin Jewish Geriatric Center. He was also a recipient of the Long Island Association’s SBA Small Business Advocate Award. Mr. Buran was honored with St. Joseph’s College’s Distinguished Service Award in 1998 and 2004. Today, he serves on the Board of Trustees of the College. Mr. Buran also serves as Audit Committee Chairman and is former Board President of Neighborhood Housing Services of New York City. He is a Board member of The Korean American Youth Foundation. He is also currently Chairman of the New York Bankers Association as well as a Director of New York Bankers Service Corporation. Mr. Buran also serves on the board of the Long Island Conservatory. He holds a B.S. in Management and an M.B.A., both from New York University.
Ms. Estabrook has been chief executive of Elberon Development Co. in Cranford, New Jersey since 1984. It, together with its affiliated companies, owns approximately two million square feet of rental property. Most of the property is industrial with the remainder serving commercial and retail tenants. She is the past chairman of the New Jersey Chamber of Commerce and, until June 2007, served on its executive committee, and chaired its nominating committee. She previously served as a director on the board of New Brunswick Savings Bank. Ms. Estabrook also served as a member of the Lay Board of the Delbarton School in Morristown for 15 years, including five years as chair. Since 2005, Ms. Estabrook has served as a Director of New Jersey American Water Company, Inc. Until December 2010, Ms. Estabrook was a member and Secretary of the Board of Trustees of Catholic Charities, served on its Executive Committee and its Audit Committee, and chaired its Finance Committee and Building and Facilities Committees. She is presently on the Board of Overseers of the Weill Cornell Medical School, is a Trustee of St. Barnabas Corporation, and is also on the Board of Trustees of Monmouth Medical Center, where she serves on its Executive and Community Action Committees, and Chairs the Children’s Hospital Committee. Ms. Estabrook serves as a Member of the Liberty Hall Museum Board at Kean University in Union, NJ and serves on the Board of Trustees of the New Jersey Performing Arts Center (NJPAC). Ms. Estabrook’s experience in, among other areas, representing community interests in housing, and in project development, as indicated by her background described above, support her qualifications to serve on the Bank’s Board of Directors as a public interest director and Independent Director.
Mr. Ficalora has been President and Chief Executive Officer and a Director of New York Community Bancorp, Inc. since its inception on July 20, 1993 and President and Chief Executive Officer and a Director of its primary subsidiaries, Bank member New York Community Bank (“New York Community”) and Bank member New York Commercial Bank (“New York Commercial”), since January 1, 1994 and December 30, 2005, respectively. On January 1, 2007, he was appointed Chairman of New York Community Bancorp, Inc., New York Community and New York Commercial (a position he previously held at New York Community Bancorp, Inc. from July 20, 1993 through July 31, 2001 and at New York Community from May 20, 1997 through July 31, 2001); he served as Chairman of these three entities until December 2010. Since 1965, when he joined New York Community (formerly Queens County Savings Bank), Mr. Ficalora has held increasingly responsible positions, crossing all lines of operations. Prior to his appointment as President and Chief Executive Officer of New York Community in 1994, Mr. Ficalora served as President and Chief Operating Officer (beginning in October 1989); before that, he served as Executive Vice President, Comptroller and Secretary. A graduate of Pace University with a degree in business and finance, Mr. Ficalora provides leadership to several professional banking organizations. In addition to previously serving as a member of the Executive Committee and as Chairman of the former Community Bankers Association of New York State, Mr. Ficalora is a Director of the New York State Bankers Association and Chairman of its Metropolitan Area Division; in addition, he is a member of the Board of Directors of the American Bankers Association. He also serves on the Board of Directors of RSI Retirement Trust and of Peter B. Cannell and Co., Inc., an investment advisory firm that became a subsidiary of New York Community in 2004. Mr. Ficalora served as a member of the Board of Directors of the Thrift Institutions Advisory Council of the Federal Reserve Board in Washington, D.C., and also served as a member of the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York. Mr. Ficalora has also previously served as a director of Computhrift Corporation, Chairman and board member of the New York Savings Bank Life Insurance Fund, President and Director of the MSB Fund and President and Director of the Asset Management Fund Large Cap Equity Institutional Fund, Inc. With respect to community activities, Mr. Ficalora has been a member of the Board of Directors of the Queens Chamber of Commerce since 1990 and a member of its Executive Committee since April 1992. In addition, Mr. Ficalora is President of the Queens Borough Public Library and the Queens Library Foundation Board, and serves on the Boards of Directors of the New York Hall of Science, New York Hospital-Queens, Flushing Cemetery, and on the Advisory Council of the Queens Museum of Art.

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
Mr. Fulmer has been a director of Bank member The Bank of Castile since 1988, the Chairman since 1992, Chief Executive Officer since 1996, and President since 2002. Mr. Fulmer has also been Vice Chairman of Tompkins Financial Corporation, the parent company of The Bank of Castile, since 2007, and has served as President and a Director of Tompkins Financial Corporation since 2000. Since 2001, he has served as Chairman of the Board of Tompkins Insurance Agencies, Inc. and, since 2006, he has served as Chairman of AM&M Financial Services, Inc., both subsidiaries of Tompkins Financial Corporation. In addition, since 1999, Mr. Fulmer has served as a member of the board of directors of Bank member Mahopac National Bank, which is also a subsidiary of Tompkins Financial Corporation. He served as the President and Chief Executive Officer of Letchworth Independent Bancshares Corporation from 1991 until its merger with Tompkins Financial Corporation in 1999. Before joining The Bank of Castile, Mr. Fulmer held various executive positions with Fleet Bank of New York (formerly known as Security New York State Corporation and Norstar Bank) for approximately 12 years. He is an active community leader, serving as a member of the Board of Directors of the Erie & Niagara Insurance Association, Cherry Valley Insurance Company, United Memorial Medical Center in Batavia, New York, WXXI Public Broadcasting Council, and the Genesee County Economic Development Center. Mr. Fulmer is a former director of the Monroe Title Corporation and the Catholic Heath System of Western New York. He is also a former president of the Independent Bankers Association of New York State and a former member of the Board of Directors of the New York Bankers Association.
Mr. Hermance, Chairman and Chief Executive Officer of Bank member Hudson City Savings Bank, Paramus, New Jersey, has over 20 years of service with that institution. He joined Hudson City as Senior Executive Vice President and Chief Operating Officer and was also named to the Board of Directors. In 1997, he was promoted to President, and he served in that position through December 14, 2010. On January 1, 2002, he also became Chief Executive Officer. On January 1, 2005, Mr. Hermance assumed the title of Chairman in addition to his other titles. Mr. Hermance is also currently Chairman and Chief Executive Officer of Hudson City Bancorp, the parent company, which trades on NASDAQ. He serves as a member of the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York, and as a trustee of St. John Fisher College.
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
Mr. Lynch has been President and Chief Executive Officer of Bank member Oritani Bank, headquartered in the Township of Washington, New Jersey, since July 1, 1993. He has also been President and Chief Executive Officer of Oritani Financial Corporation, the holding company of Oritani Bank, since 1998. Mr. Lynch has also served as Chair of the two aforementioned entities since August of 2006; prior to that time, he served as a Director. Mr. Lynch is a former Chairman of the New Jersey League of Community Bankers and served as a member of its Board of Governors for several years and also served on the Board of its subsidiary, the Thrift Institutions Community Investment Corp. (TICIC). Mr. Lynch is a member of the Professional Development and Education Committees of the American Bankers Association. He was a member of the Board of Directors of the Pentegra Defined Benefit Plan For Financial Institutions from 1997 through 2007, and was Chair of that Board in 2004 and 2005 and Vice Chair in 2002 and 2003, and has been a member of the Board of Pentegra Services, Inc. since 2007. He is a member of the American Bar Association and a former member of the Board of Directors of Bergen County Habitat for Humanity. Mr. Lynch is also a member of the Board of Directors of the Hackensack Main Street Business Alliance. Prior to appointment to his current position at Oritani Bank in 1993, Mr. Lynch was Vice President and General Counsel of a leasing company and served as a director of Oritani Bank. Mr. Lynch earned a Juris Doctor degree from Fordham University, an LLM degree from New York University, an MBA degree from Rutgers University and a BA in Economics from St. Anselm’s College.

Mr. Melone has been chairman emeritus of The Equitable Companies, Incorporated since April 1998. Prior to that, he was President and Chief Executive Officer of The Equitable Companies from 1996 until his retirement in April 1998 and, from 1990 until his retirement in April 1998, he was Chairman and Chief Executive Officer of its principal insurance subsidiary, The Equitable Life Assurance Society of the United States (“Equitable Life”). Prior to joining Equitable Life in 1990, Mr. Melone was president of The Prudential Insurance Company of America. He is a former Huebner Foundation fellow, and previously served as an associate professor of insurance at The Wharton School of the University of Pennsylvania and research director at The American College. Mr. Melone is a Chartered Life Underwriter, Chartered Financial Consultant and Chartered Property and Casualty Underwriter. He currently serves on the boards of Newark Museum, Newark, New Jersey, the Greater New York City Council of Boy Scouts, Auburn Theological Seminary, New York City, New York, and St. Barnabas Medical Center, Livingston, New Jersey. Until August of 2007, Mr. Melone served on the board of directors of BISYS; until December of 2007, he served on the board of directors of Foster Wheeler; and, until May of 2010, he served as chairman of the board of Horace-Mann Educators, Inc. Mr. Melone has held other leadership positions in a number of insurance industry associations, as well as numerous civic organizations. He received his bachelor’s, master’s and doctoral degrees from the University of Pennsylvania. Mr. Melone’s financial and other management experience, as indicated by his background described above, support his qualifications to serve on the Bank’s Board of Directors as an Independent Director.
Mr. Mroz, of Haddonfield, New Jersey, is a government and public affairs consultant and lawyer. Mr. Mroz has been the sole proprietor of a government and public affairs consulting business since January 1, 2010. From January 1, 2007 until December 2009, he served as President of Salmon Ventures, Ltd, a firm with which he maintains an affiliation. Salmon Ventures is a non-legal government, regulatory and public affairs consulting firm. Mr. Mroz represents clients in New Jersey and nationally in connection with legislative, regulatory and business development affairs. Mr. Mroz, as a governmental affairs agent, is an advocate for clients in the utility, real estate, insurance and banking industries for federal, state, and local regulatory, administrative, and legislative matters. In his law practice he concentrates on real estate, corporate and regulatory issues. In this regard, Mr. Mroz became, as of March 1, 2011, Of Counsel to the law firm of Archer & Greiner. From April 1, 2007 through the end of February, 2011, he was Of Counsel to the law firm of Gruccio, Pepper, DeSanto & Ruth. Prior to that, he was Of Counsel to the law firm of Stradley Ronon Stevens & Young, LLP for six years, until December 31, 2006. Mr. Mroz has a distinguished record of community and public service. He is the former Chief Counsel to New Jersey Governor Christine Todd Whitman, serving in that position in 1999 and 2000. Prior to that, he served in various capacities in the Whitman Administration, including Special Counsel, Director of the Authorities, and member of the Governor’s Transition Team. He served as County Counsel for Camden County, New Jersey, from 1991 to 1994. Mr. Mroz is also active in community affairs, serving on the board of directors for the New Jersey Alliance for Action and also as the Chairman of the Board of the Volunteers for America, Delaware Valley. Mr. Mroz currently serves as counsel to the New Jersey Conference of Mayors, and was former counsel to the Delaware River Bay Authority and to the Atlantic City Hotel and Lodging Association. He was also, through December 31, 2010, the solicitor for the Waterford Township, N.J., Planning Board. He has been a frequent commentator on Philadelphia radio and TV stations regarding election and political issues. Mr. Mroz’s legal and regulatory experience, as indicated by his background, support his qualifications to serve on the Bank’s Board of Directors as an Independent Director.
Mr. O’Brien joined Bank member State Bank of Long Island as President, CEO and director in November of 2006, following six years serving as the President, CEO and director of Atlantic Bank of New York. Since November of 2006, he has also served as a director of State Bancorp, Inc., the holding company of State Bank of Long Island. Mr. O’Brien previously served as Vice Chairman of North Fork Bancorporation as well as Chairman of the Board, President and CEO of North Side Savings Bank. Mr. O’Brien is a past Chairman of the New York Bankers Association. He serves as an independent trustee of Prudential Insurance Company’s Mutual Fund Complex, a trustee of the Catholic Healthcare System of New York and Catholic Healthcare Foundation, and a trustee of Niagara University. He has been a trustee of Molloy College, a member of the National Advisory Board of Fannie Mae and an advisory board member for Neighborhood Housing Services of New York City.
Ms. Raffaeli has been the President and Managing Director of the Hamilton White Group, LLC since 2002. The Hamilton White Group is an investment and advisory firm dedicated to assisting companies grow their businesses, pursue new markets and acquire capital. From 2004 to 2006, she was also the President and Chief Executive Officer of the Cardean Learning Group. Additionally, she served as the President and Chief Executive Officer of Proact Technologies, Inc. from 2000 to 2002 and Consumer Financial Network from 1998 to 2000. Ms. Raffaeli also served as the Executive Director of the Commercial Card Division of Citicorp and worked in executive positions in Citicorp’s Global Transaction Services and Mortgage Banking Divisions from 1994 to 1998. She has also held senior positions at Chemical Bank and Merrill Lynch. Ms. Raffaeli serves on the Board of Directors of E*Trade and formerly served on the Board of American Home Mortgage Holdings, Inc. Ms. Raffaeli’s financial and other management experience, as indicated by her background described above, support her qualifications to serve on the Bank’s Board of Directors as an Independent Director.

Rev. Reed is the founder and CEO of GGT Development LLC, a company which started in May of 2009. The strategic plan of the corporation focuses on the successful implementation of housing and community development projects, including affordable housing projects, schools, and multi-purpose facilities. He has been involved in development projects totaling more than $125 million. He formerly served as Chief Executive Officer of the Greater Allen Development Corporation from July 2007 through March 2009. The Greater Allen Development Corporation and its related development entities rehabilitated communities through its involvement in affordable housing projects, mixed use commercial/residential projects, and other development opportunities. Rev. Reed previously was the Chief Financial Officer of Greater Allen AME Cathedral, located in Jamaica, Queens, New York, from 1996 to July 2007. From 1986 to 1995, Rev. Reed served as the campaign manager and Chief of Staff for Congressman Floyd H. Flake. Prior to becoming involved in public policy, Rev. Reed managed the $6 billion liquid asset portfolio for General Motors and was a financial analyst for Chevrolet, Oldsmobile, Pontiac, Cadillac, Buick and GM of Canada. Rev. Reed gained his initial financial experience as a banker at First Tennessee Bank in Memphis, Tennessee. Rev. Reed earned a Masters of Business Administration from Harvard Business School, a Bachelor of Business Administration from Memphis State University and a Masters of Divinity at Virginia Union University. He currently serves on the following organizations in the following positions: Vice Chairman of Audit Committee, Board of Trustees, Hofstra University; Chairman, Jamaica Business Resource Center; Secretary/Treasurer, Outreach Project; Board Member, JP Morgan Chase Bank National Community Advisory Board; and Board Member, Wheelchair Charities. Rev. Reed’s experience in representing community interests in housing, as indicated by his background described above, support his qualifications to serve on the Bank’s Board of Directors as a public interest director and Independent Director.
Mr. Scarchilli was, until his passing on June 5, 2010, President and Chief Executive Officer of Bank member Pioneer Savings Bank, headquartered in Troy, New York (where he had that title since 1997), and a member of the Board of Trustees. Mr. Scarchilli was a graduate of Hudson Valley Community College in Troy and had a Bachelor’s Degree in Accounting from Siena College. Mr. Scarchilli also served as President, CEO and Director of Pioneer Commercial Bank and served as Chairman of the Board of PSB Financial Services, Inc., both wholly-owned subsidiaries of Pioneer Savings Bank. He was also a Director of the New York Bankers Association and was Chairman of that Association through February 9, 2009. He was a Director of the American Bankers Association, a national banking trade organization, in 2008. Mr. Scarchilli served as a member of the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York, served as a Director on the Banking Board of the New York State Banking Department, and also served as a Director of the Independent Bankers Association of New York State. Through January 8, 2007, Mr. Scarchilli served as a Director of Asset Management Fund Large Cap Equity Fund Institutional Fund, Inc. In 2005, Mr. Scarchilli served as a trustee on the RSI Retirement Trust Board. Mr. Scarchilli also served on numerous not-for-profit boards in the local community. He was a Director of the Center for Economic Growth and Co-Chair of Troy 20/20. Additionally, he served as a member of the Audit and Compliance Committee of Ordway Research Institute.
Dr. Soaries has been the Senior Pastor of the First Baptist Church of Lincoln Gardens in Somerset, New Jersey since November 1990. A pioneer of faith-based community development, Dr. Soaries has led First Baptist in the construction of a new $20 million church complex and the formation of many not-for-profit entities to serve the community surrounding the church. Highlights of Dr. Soaries’ ministry include recruiting 379 families to become foster parents to 770 children; helping 236 children find adoptive parents; constructing 145 new homes for low and moderate income residents to own; redeveloping 150,000 square feet of commercial real estate; operating a “green jobs” training program; serving hundreds of youth in an after school center and homework club; forming a youth entrepreneurship program; organizing a community development credit union; implementing a strategy to help 1,000 families become debt-free; and creating a program designed to help homeowners recover homes lost through foreclosure. He is the author of dfree™ Breaking Free from Financial Slavery. Founded in 2005, his dfree™ campaign is the linchpin of a successful strategy to lead people, families, and organizations out of debt to attain financial independence. Dr. Soaries and his dfree™ strategy were the focus of the third installment of CNN’s Black in America documentary “Almighty Debt.” From January 12, 1999 to January 15, 2002, Dr. Soaries served as New Jersey’s 30th Secretary of State. In 2004 he also served as the first chairman of the United States Election Assistance Commission, having been appointed by the President and confirmed by the United States Senate. Dr. Soaries’ project development experience, as indicated by his background described above, support his qualifications to serve on the Bank’s Board of Directors as an Independent Director.
Mr. Strayton has been President, Chief Executive Officer and a Director of Bank member Provident Bank, an independent full service community bank with $3.0 billion in assets headquartered in Montebello, New York, since 1986. He is also President, Chief Executive Officer and a Director of Provident New York Bancorp, the holding company of Provident Bank, and of Provident Municipal Bank. Mr. Strayton is currently a director of the New York Bankers Association and a member of the Government Affairs Committee of the American Bankers Association. He also currently serves on the Community Depository Institutions Advisory Council of the Federal Reserve Bank of New York. Further, he serves as a director of Orange & Rockland Utilities and the New York Business Development Corporation. Mr. Strayton’s career includes chairmanships of the Community Bankers Association of New York State, St. Thomas Aquinas College, Rockland Business Association, Rockland County Boy Scouts of America, and Rockland United Way, among other local organizations.

Executive Officers
The following sets forth the executive officers of the FHLBNY at December 31, 2010 and as of the date of this annual report on Form 10-K. The Bank has determined that its executive officers are those officers who are members of the Bank’s internal Management Committee. All Bank officers are “at will” employees and do not serve for a fixed term.

				Management
		Age as of	Employee of	Committee
Executive Officer	Position held as of 3/27/11	3/27/2011	Bank Since	Member Since

Alfred A. DelliBovi	President & Chief Executive Officer	65	11/30/92	03/31/04
Eric P. Amig	Senior Vice President & Director of Bank Relations	52	02/01/93	01/01/09
John F. Edelen	Senior Vice President & Chief Risk Officer	49	05/27/97	01/01/11
G. Robert Fusco *	Senior Vice President, CIO & Head of Enterprise Services	52	03/02/87	05/01/09
Adam Goldstein	Senior Vice President & Head of Marketing & Sales	37	07/14/97	03/20/08
Paul B. Héroux	Senior Vice President & Head of Member Services	52	02/27/84	03/31/04
Peter S. Leung	Senior Vice President & Head of Asset Liability Management	56	01/20/04	03/31/04
Patrick A. Morgan	Senior Vice President & Chief Financial Officer	70	02/16/99	03/31/04
Kevin M. Neylan	Senior Vice President & Head of Strategy and Business Development	53	04/30/01	03/31/04
Craig E. Reynolds **	Senior Vice President, Asset Liability Management	62	06/27/94	03/31/04

*	Left employment 1/8/93; rehired 5/10/93.

**	Retired on 3/4/11. Position listed as held in this table is position held as of that date.
Alfred A. DelliBovi was elected President of the Federal Home Loan Bank of New York in November 1992. As President, he serves as the Chief Executive Officer and directs the Bank’s overall operations to facilitate the extension of credit products and services to the Bank’s member-lenders. Since 2005, Mr. DelliBovi has been a member of the Board of Directors of the Pentegra Defined Contribution Plan for Financial Institutions; he previously served on this board from 1994 through 2000. Since October, 2009, he has served on the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions; he previously served on this board from 2001 through 2003. In addition, Mr. DelliBovi was appointed by the U.S. Department of the Treasury in September 2006 to serve as a member of the Directorate of the Resolution Funding Corporation, and he was appointed Chairman in September 2007; he served on this board until October 2009. In November 2009, Mr. DelliBovi was appointed to serve as Chair of the Board of the Financing Corporation (“FICO”). Mr. DelliBovi previously served on the FICO Board as Chair from November 2002 through November 2003, and also served as Vice Chair of the FICO Board from November 1996 to November 1997. Since July, 2010, Mr. DelliBovi, along with the eleven other FHLBank Presidents and five independent directors, has served as a Director of the Office of Finance of the Federal Home Loan Banks. Prior to joining the Bank, Mr. DelliBovi served as Deputy Secretary of the U.S. Department of Housing and Urban Development from 1989 until 1992. In May 1992, President Bush appointed Mr. DelliBovi Co-Chairman of the Presidential Task Force on Recovery in Los Angeles. Mr. DelliBovi served as a senior official at the U.S. Department of Transportation in the Reagan Administration, was elected to four terms in the New York State Assembly, and earned a Master of Public Administration degree from Bernard M. Baruch College, City University of New York.
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
John F. Edelen was named Chief Risk Officer in January 2011. In this role, Mr. Edelen directs the Bank’s enterprise-wide risk management and oversees the Credit Policy, Compliance, Operations Risk, Risk Analytics, Validation and Risk Strategy Departments. He previously was the Director of ALM Risk Strategy and Development. Mr. Edelen joined the Bank in 1997 from Oppenheimer and Co. as a derivative products trader/analyst and held various positions of increasing responsibility within the Bank’s capital markets and risk management functions. A veteran of Persian Gulf War II, Mr. Edelen served for 9 years in the U.S. Army as a Ranger and Paratrooper and commanded a unit in the 82nd Airborne Division. He holds an MBA from the Columbia Business School and Bachelor of Science degree from the United States Military Academy.
G. Robert Fusco was named Chief Information Officer and Head of Technology and Support Services in May 2009. In June 2009, he reorganized the Technology and Support Services area as Enterprise Services and is currently CIO and Head of Enterprise Services. Mr. Fusco is responsible for all of the Bank’s technology, telecommunications, records management, business continuity and facilities services. He also serves as the Bank’s Director of Minority and Women Inclusion. Mr. Fusco has been with the Bank since April, 1987. During his 23 years at the Bank, he has held various management positions in Information Technology, including IT Director starting in 2000, Chief Technology Officer starting in 2006, and CIO in 2008. Mr. Fusco received an undergraduate degree from the State University of New York at Stony Brook. He has earned numerous post-graduate technical and management certifications throughout his career, and is a graduate of the American Bankers Association National Graduate School of Banking. Prior to joining the Bank, Mr. Fusco held positions at Citicorp and the Federal Reserve Bank of New York.

Paul B. Héroux was named Head of Member Services in March 2004; in this role, he oversees several functions at the Bank, including Credit and Correspondent Services, Collateral Services, Acquired Member Assets and Community Investment/Affordable Housing Operations. Mr. Héroux joined the Bank in 1984 as a Human Resources Generalist and served as the Director of Human Resources from 1988 to 1990. In his tenure with the Bank, he has held other key positions including Director of Financial Operations and Chief Credit Officer. He received an undergraduate degree from St. Bonaventure University and is a graduate of the Columbia Senior Executive Program as well as the ABA Stonier National Graduate School of Banking. Prior to joining the Bank, Mr. Héroux held positions at Merrill Lynch & Co. and E.F. Hutton & Co.
Peter S. Leung joined the Bank as Chief Risk Officer in January 2004, and served in that position until December, 2010. He was named Head of Asset Liability Management in January 2011. Mr. Leung has more than twenty-four years experience in the Federal Home Loan Bank System. Prior to joining the Bank, Mr. Leung was the Chief Risk Officer of the Federal Home Loan Bank of Dallas for three years, and the Associate Director and then Deputy Director of the Office of Supervision of the Federal Housing Finance Board for a total of 11 years. He also served as an examiner with the Federal Home Loan Bank of Seattle and with the Office of Thrift Supervision for a total of four years in the 1980’s. Mr. Leung is a CPA and has an undergraduate degree from SUNY at Buffalo and an M.B.A. from City University, Seattle, Washington.
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
Kevin M. Neylan was named Head of Strategy and Business Development in January 2009. He was previously Head of Strategy and Organizational Performance from January 2005 to December 2008, and was Director, Strategy and Organizational Performance from January 2004 to December 2004. Mr. Neylan is responsible for developing and monitoring the execution of the Bank’s business strategy. He is also responsible for overseeing the Bank’s Sales and Marketing, Human Resources and Legal functions. Mr. Neylan had approximately twenty years of experience in the financial services industry prior to joining the Bank in April 2001. He was a partner in the financial service consulting group of one of the Big Four accounting firms. He holds an M.S. in corporate strategy from the MIT Sloan School of Management and a B.S. in management from St. John’s University.
Craig E. Reynolds was named Head of Asset Liability Management in March 2004, and served in that capacity through December 2010. Mr. Reynolds then served as Senior Vice President, Asset Liability Management until his retirement from the Bank on March 4, 2011. Prior to March 2004, he served as Treasurer of the Bank. Mr. Reynolds joined the FHLBNY in 1994 after more than 22 years in banking, with almost half this time spent working abroad in international banking. He was the treasurer of a U.S. bank’s branch in Tokyo and later resided in Riyadh, Saudi Arabia as the treasurer of a Saudi Arabian bank for over five years. He received an undergraduate degree from Manhattan College in the Bronx, New York.

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
Audit Committee
The Audit Committee of the FHLBNY’s Board of Directors is primarily responsible for overseeing the services performed by the FHLBNY’s independent registered public accounting firm and internal audit department, evaluating the FHLBNY’s accounting policies and its system of internal controls and reviewing significant financial transactions. For the period from January 1, 2010 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included: Anne E. Estabrook (Chair), Katherine J. Liseno (Vice Chair), Joseph R. Ficalora, Jay M. Ford, José R. González, Michael M. Horn, Joseph J. Melone and John M. Scarchilli. As of the date of the filing of this annual report on Form 10-K, the members of the Audit Committee are: Anne Evans Estabrook (Chair), Katherine J. Liseno (Vice Chair), John R. Buran, Joseph R. Ficalora, Jay M. Ford, José R. González, Michael M. Horn, Joseph J. Melone.
Audit Committee Financial Expert
The FHLBNY’s Board of Directors has determined that for the period from January 1, 2010 through the date of the filing of this annual report on Form 10-K, José R González of the FHLBNY’s Audit Committee qualified as an “audit committee financial expert” under Item 407 (d) of Regulation S-K but was not considered “independent” as the term is defined by the rules of the New York Stock Exchange.
Code of Ethics
It is the duty of the Board of Directors to oversee the Chief Executive Officer and other senior management in the competent and ethical operation of the FHLBNY on a day-to-day basis and to assure that the long-term interests of the shareholders are being served. To satisfy this duty, the directors take a proactive, focused approach to their position, and set standards to ensure that the FHLBNY is committed to business success through maintenance of the highest standards of responsibility and ethics. In this regard, the Board has adopted a Code of Business Conduct and Ethics that applies to all employees as well as the Board. The Code of Business Conduct and Ethics is posted on the Corporate Governance Section of the FHLBNY’s website at http://www.fhlbny.com. The FHLBNY intends to disclose any changes in or waivers from its Code of Business Conduct and Ethics by filing a Form 8-K or by posting such information on its website.

ITEM 11.	EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Introduction
About the Bank’s Mission
The mission of the Federal Home Loan Bank of New York (“Bank”) is to advance housing opportunity and local community development by maximizing the capacity of its community-based member-lenders to serve their markets.
The Bank meets our mission by providing our members with access to economical wholesale credit and technical assistance through our credit products, mortgage finance programs, housing and community lending programs and correspondent services to increase the availability of home finance to families of all incomes.
Achieving the Bank’s Mission
The Bank operates in a very competitive market for financial talent. Without the capability to attract, motivate and retain talented employees, the ability of the Bank to fulfill its mission would be in jeopardy. All employees, and particularly senior and middle management, are frequently required to perform multiple tasks requiring a variety of skills. The Bank’s employees not only have the appropriate talent and experience to execute the Bank’s mission, but they also possess skill sets that are difficult to find in the marketplace. In this regard, as of December 31, 2010, the Bank employed 268 employees, a relatively small workforce for a New York City-based financial institution that had, as of that date, $100 billion in assets.
Compensation and Human Resources Committee Oversight of Compensation
Compensation is a key element in attracting, motivating and retaining talent. In this regard, it is the role of the Compensation and Human Resources Committee (“C&HR Committee”) of the Bank’s Board of Directors (“Board”) to:
1.	review and recommend to the Board changes regarding the Bank’s compensation and benefits programs for employees and retirees;

2.	review and approve individual performance ratings and related merit increases for the Bank’s Chief Executive Officer and for the other Management Committee members;

3.	review salary adjustments for Bank officers;

4.	review and approve annually the Bank’s Incentive Compensation Plan (“Incentive Plan”), year-end Incentive Plan results and Incentive Plan award payouts;

5.	advise the Board on compensation, benefits and human resources matters affecting Bank employees;

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
The Board has delegated to the C&HR Committee the authority to retain and replace, and approve fees and other retention terms for: i) any compensation and benefits consultant to be used to assist in the evaluation of Chief Executive Officer’s compensation, and ii) any other advisors that it shall deem necessary to assist it in fulfilling its duties. The Charter of the C&HR Committee is available in the Corporate Governance section of the Bank’s web site located at www.fhlbny.com.
The role of Bank management (including executive officers) with respect to compensation is limited to administering Board-approved programs and providing proposals for the consideration of the C&HR Committee. No member of Bank management serves on the Board or any Board committee.
Finance Agency Oversight of Executive Compensation
Notwithstanding the role of the C&HR Committee discussed in this CD&A, Section 1113 of the Housing and Economic Recovery Act of 2008 (“HERA”) requires that the Director of the Federal Housing Finance Agency (“Finance Agency”) prohibit a FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with the fulfillment of these responsibilities, the Finance Agency on October 1, 2008 directed the FHLBanks to submit all compensation actions involving a Named Executive Officer (“NEO”) to the Finance Agency for review at least four weeks in advance of any planned board of directors’ decision with respect to those actions.
Compensation decisions for all of the Bank’s NEOs require action of the C&HR Committee of the Board of Directors. However, for purposes of complying with the four-week review period required by the Finance Agency’s October 1, 2008 letter prior to the taking of final action by the C&HR Committee, the Bank submitted to the regulator on November 18, 2010 proposed 2010 merit-related base pay increases for 2011; further, the Bank submitted to the regulator on December 13, 2010, proposed 2010 incentive award payments to be paid in 2011. The aforementioned merit-related base pay increases were implemented and incentive award payments made after the expiration of the four-week period and following final approval by the C&HR Committee.

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
While the Bank believes that its compensation programs align well against each of these principles, the Bank also reviews compensation annually to ensure that it continues to meet the Bank’s needs.
How the Bank Stays Competitive in the Labor Market
The C&HR Committee-recommended and Board-approved Compensation Policy acknowledges and takes into account the Bank’s business environment and factors the Bank takes into account to remain competitive in its labor market. The major components of the Compensation Policy, which is currently in effect, include the following:
•	Maintenance of an overall greater emphasis on base salary and benefits (versus annual and long-term incentives) than would be typical of regional/commercial banks.

•	The use of regional/commercial banks (see the peer group list in Section I below) as the primary peer group for benchmarking at the 50th percentile of the peer group total compensation (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); and (b) health and welfare programs and other benefits), discounted for purposes of establishing competitive pay levels by 15% to account for the incremental value provided by the Bank’s benefit programs.

•	A philosophical determination to match Bank officer positions one position level down versus commercial/regional banks. The rationale is that officer positions at commercial/regional banks may manage multiple business lines in multiple locations. In addition, the Bank generally recruits senior level positions from a ‘divisional’ level at large commercial/regional banks and not the higher ‘corporate’ level.

•	The targeting of cash compensation pay at the 75th percentile of the FHLBanks where regional/commercial bank data is not available. The 15% discount to account for the incremental value provided by the Bank’s benefit programs will not be applied to benchmark results from the other FHLBanks, as the other FHLBanks offer similar benefits.

•	A commitment to conduct detailed cash compensation benchmarking for approximately one-third of the Bank’s Officer positions each year. (In this regard, the Bank uses benchmarking information from Aon as well as a variety of other reputable sources.)

•	A commitment to evaluate the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health and welfare benefits in determining market competitiveness every third year.
Additional factors that the Bank takes into account to remain competitive in its labor market include, but are not limited to:
•	Geographical area — The New York metropolitan area is a highly competitive market for talent in the financial disciplines;

•	Cost of living — The New York metropolitan area has a high cost of living that may require compensation premiums for some positions, particularly at more junior levels; and

•	Availability of/demand for talent — Recruiting critical positions with high market demand typically requires a recruiting premium to entice an individual to change firms.

The Bank’s Total Compensation Program
In response to the challenging environment that the Bank operates in, compensation and benefits at the Bank consist of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits which are listed in Section IV C below. These components, along with certain benefits described in the next paragraph, comprised the Bank’s total compensation program for 2010, and are discussed in detail in Section IV below.
This CD&A provides information related to the Bank’s total compensation program provided to its NEOs for 2010 — that is, the Bank’s Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and the three most highly-compensated executive officers other than the PEO and PFO. The information includes, among other things, the objectives of the Bank’s total compensation program and the elements of compensation the Bank provides to its NEOs. These compensation programs are not exclusive to the NEOs; they also apply to all Bank employees as explained throughout the CD&A.
Prior to November 10, 2009, the Bank provided certain additional nonqualified retirement plans to employees who met specific criteria. After the plans were terminated in November, 2009, replacement plans were established for the former members of these plans. For a further explanation of the replacement plans, please refer to Section IV B for additional information.
I. Objectives of the Bank’s total compensation program
The objectives of the Bank’s total compensation program (described above) are to help motivate employees to achieve consistent and superior results over a long period of time for the Bank, and to provide a program that allows the Bank to compete for and retain talent that otherwise might be lured away from the Bank. The Bank low turnover rate and retention of its key employees is evidence that the Bank’s total compensation program is working.
2006 — 2007 Aon Compensation and Benefit Study
In June, 2006, the Committee engaged compensation specialists Aon Consulting, Inc., and its subsidiary, McLagan Partners, Inc.(“McLagan”), which focuses on executive compensation (collectively, “Aon”), to perform a broad and comprehensive review of all the Bank’s compensation and benefits programs for all employees, including NEOs. To assist the C&HR Committee’s review of the process, the Committee engaged another compensation and benefits consultant, Pearl Meyers and Partners (“Pearl Meyers”), to serve as a ‘check and balance’ with regard to the process. (Aon Consulting, Inc. had, prior to this engagement, been retained by the Bank with regard to matters pertaining to retiree medical benefits reporting, and had also been involved with a review of actuarial assumptions and valuations used by the administrator of the Bank’s Defined Benefit and Benefit Equalizations Plans. McLagan had also been previously engaged by the Bank for compensation consulting purposes. Aon continued providing the services listed above to the Bank in 2010.)
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
While “Wall Street” firms were considered for use as benchmark peers, Aon recommended they not be used because of an inconsistency between business operating models and compensation models. The rationale was that these firms tend to base their compensation levels to a significant extent on activities that carry a high degree of risk and commensurate level of return. In contrast, the Bank, as a Federally-regulated provider of liquidity to financial institutions, operates using a low risk/return business model. Based on these considerations, Aon recommended that the Bank’s peer group should be regional and commercial banks.
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

Australia & New Zealand Banking Group	Cargill	KeyCorp
ABN AMRO	CIBC World Markets	Lloyds TSB
The Bank of Nova Scotia	Citigroup	M&T Bank Corporation
Banco Santander	Commerzbank	Mizuho Corporate Bank, Ltd.
Bank of Tokyo — Mitsubishi UFJ	DVB Bank	National Australia Bank
Bank of America Merrill Lynch	DZ Bank	Rabobank Nederland
BMO Financial Group	Fannie Mae	Royal Bank of Canada
BNP Paribas	Federal Home Loan Bank System	Royal Bank of Scotland
Brown Brothers Harriman	Fifth Third Bank	Societe Generale
The CIT Group	Freddie Mac	Standard Chartered Bank
Capital One	GE Commercial Finance	Sumitomo Mitsui Banking Corporation
	HSBC Bank	SunTrust Banks
	HSBC Global Banking & Markets	TD Securities
	ING Bank	Wells Fargo Bank
	JP Morgan Chase	WestLB
Westpac Banking Corporation
Note: Benchmarking data from international banks only contained results from their New York operations.
Compensation and Benefits Study Results
Aon’s review was presented to the Board on August 3, 2007. The results of the study completed by Aon indicated that the Bank’s:
•	cash compensation was generally below the Bank’s peer groups and heavily weighted towards base pay (Note: the Bank is prohibited by law from offering equity-based compensation and the Bank does not offer long-term incentives);

•	added together, cash compensation and retirement-related benefits were slightly above the Bank’s peers (and heavily weighted towards benefits);

•	added together, cash compensation, retirement-related benefits and health and welfare benefits were generally above the Bank’s peers and heavily weighted towards benefits; and

•	the mix of compensation and benefits was consistent with the risk-averse culture of the Bank.
Aon’s recommendations to the Board took into account the C&HR Committee’s direction to Aon that, to the extent possible:
•	the dominant features of the Bank’s current compensation and benefits program which stressed fixed compensation over variable to support the Bank’s risk-averse culture should be retained;

•	greater weight on benefits vs. competitor peer group should be retained; and

•	heavier reliance on base pay vs. incentive pay should be retained.
To help better align the Bank’s total compensation program with its peer group, Aon recommended, and the Board approved, changes to the Bank’s retirement plan for certain active employees effective as of July 1, 2008, and changes to the Bank’s health and welfare plans effective as of January 1, 2008 for all active employees and certain employees who retired on or after January 1, 2008. Aon also recommended the establishment of a Nonqualified Profit Sharing Plan that became effective July 1, 2008 for certain Bank employees. (This plan was later terminated as discussed in section IV B.) The changes to the Bank plans made at that time as a result of the Aon study are discussed in more detail in section IV B.
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
All of the elements of the Bank’s total compensation program are available to all employees, including NEOs, except with respect to: 1) the Bank’s Incentive Plan; and 2) the Bank’s nonqualified plans. Participation in the Incentive Plan is offered to all exempt (non-hourly) employees. Exempt employees constituted 86.94% of all Bank employees as of year-end 2010.

Participation in the Benefit Equalization Plan, the Bank’s nonqualified plan, is offered to employees at the rank of Vice President and above who exceed income limitations established by the Internal Revenue Code (“IRC”) for three out of five consecutive years and who are also approved for inclusion by the Bank’s Nonqualified Plan Committee.
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
III. The elements of total compensation
The Bank’s total compensation program consists of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits which are listed in Section IV C below. Together, these components comprised the Bank’s total compensation program for 2010, and they are discussed in detail in Section IV below.
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
As a result of the Aon study and recommendations described above, the Board approved a revised Compensation Policy in November 2007 designed to help ensure that the Bank provides competitive compensation necessary to retain and motivate current employees while attracting the talent needed to successfully execute the Bank’s current and future business plans. The major components of the revised Compensation Policy, which is currently in effect, include the following:
•	Maintenance of an overall greater emphasis on base salary and benefits (versus annual and long-term incentives) than would be typical of regional/commercial banks.

•	The use of regional/commercial banks (see the peer group list in Section I above) as the primary peer group for benchmarking at the 50th percentile of the peer group total compensation (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation) (b) retirement-related benefits; and (c) health and welfare programs and other benefits), discounted for purposes of establishing competitive pay levels by 15% to account for the incremental value provided by the Bank’s benefit programs.

•	A philosophical determination to match Bank officer positions one position level down versus commercial/regional banks. The rationale is that officer positions at commercial/regional banks are one level more significant than at the Bank because they may manage multiple business lines in multiple locations. In addition, the Bank generally recruits senior level positions from a ‘divisional’ level at commercial/regional banks and not the higher ‘corporate’ level.

•	The targeting of cash compensation pay at the 75th percentile of the FHLBanks where regional/commercial bank data is not available. The 15% discount to account for the incremental value provided by the Bank’s benefit programs will not be applied to benchmark results from the other FHLBanks, as the other FHLBanks offer similar benefits.

•	A commitment to conduct detailed cash compensation benchmarking for approximately one-third of the Bank’s Officer positions each year

•	A commitment to evaluate the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health and welfare benefits in determining market competitiveness every third year.

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
The next total compensation and benefits evaluation is scheduled to begin in 2011, three years after the date the Bank completed the final implementation of Board-approved total compensation program design changes — July 1, 2008. It should be noted that, due to the fact that the Bank conducts detailed benchmarking for only one-third of the Bank’s Officer positions on an annual basis with respect to cash compensation, the effectiveness of the benchmarking program of the Bank can be demonstrated only once every three years. However, NEOs are benchmarked every year.
2009 Compensation Benchmarking Analysis
The Bank performed its annual benchmarking analysis in October 2009 of 24 Bank officer positions using compensation data (base pay and incentive compensation) from Aon. Aon reported that benchmarking compensation in 2009 in general was complicated as a result of an aberration in the poor financial performance of regional/commercial banks, the decreases in compensation in the financial market in general and the Bank’s strong financial results. Aon reviewed the results with the view that the Bank’s conservative compensation philosophy limits the upside in incentive compensation by capping incentive pay as a percentage of base salary while bonuses provided by competitors of the Bank can be very high when times are good. Therefore, Aon believed it would seem inherently inconsistent to adjust employee compensation downward in an unprecedented “low watermark year” in the market while the Bank limits the amount of compensation increases when there are good years in the market.
As a result, management decided to propose to the Committee that there be no market adjustments for 2010 to the salaries of the officer positions that were benchmarked in 2009. The Committee agreed, and decided that if the information related to benchmarked compensation in 2010 was similar to the results of 2009, then the Bank’s compensation structure and benchmarking process should be reviewed and may need to change to reflect the market.
2010 Compensation Benchmarking Analysis
In its continuing effort to annually benchmark approximately one-third of the Bank’s officers with respect to cash compensation, in 2010, Bank management engaged McLagan to perform a benchmarking analysis of 29 officer positions which included all of the NEOs. Out of the 29 positions benchmarked, 25 positions were matched by McLagan. Two of the NEO positions for which a position match were not identified were for the Head of Member Services and the Head of Strategy and Business Development. The difficulty in matching these positions illustrates the unique nature of the business and structure of the Home Loan Bank. McLagan will seek to benchmark these two positions again in 2011.
McLagan submitted and discussed a report on the results of its officer benchmarking analysis (“Analysis”) to the Board’s C&HR Committee at its December 2010 meeting. The C&HR Committee had a more active role in working with McLagan in the benchmarking process and beginning in 2011, compensation consultants will report directly to the C&HR Committee. The C&HR Committee did not completely agree with the Analysis with regards to the peer groups, and comparable position matches within the Bank’s peer group, that were used in the Analysis by McLagan. Therefore, it was agreed that the entire benchmarking process would be reviewed in 2011 as there were many positions that do not fit position descriptions at the Bank’s peer groups and that the Bank has very complex transactions performed by professionals who would not have equivalents at a divisional level at one of the Bank’s peer groups.
McLagan recommended increases to the salaries of four officer positions, none of which were NEO’s. McLagan also proposed certain amendments to the Bank’s Board approved Compensation Policy (‘Policy”). The C&HR Committee approved the proposed salary increases but deferred acting on the proposed changes to the Policy because the C&HR Committee plans to review the Bank’s total rewards philosophy in 2011 and will review the Policy for changes at the same time.
The following is an explanation of why the Bank chooses to provide each element of compensation.
A. Cash Compensation
1. Base Pay
The goal of offering competitive base pay is to make the Bank successful in attracting, motivating and retaining the talent needed to execute the Bank’s business strategies.
In addition to the benchmarking process provided for in the Bank’s Compensation Policy as described above, a performance-based merit increase program exists for all employees that have a direct impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In October of 2009, the C&HR Committee determined that merit-related officer base pay increases for 2010 would be 3.0% for officers rated ‘Meets Requirements’; 4.0% for officers rated ‘Exceeds Requirements’; and 4.5% for officers rated ‘Outstanding’ for their performance in 2009.

In October of 2010, the C&HR Committee determined that merit-related officer base pay increases for 2011 would be 3.0% for officers rated ‘Meets Requirements’; 3.5% for officers rated ‘Exceeds Requirements’; and 4.5% for officers rated ‘Outstanding’ for their performance in 2010.
2. Incentive Plan
The objective of the Bank’s Incentive Plan is to motivate exempt employees to perform at a high level and take actions that: i) support the Bank’s strategies, ii) lead to the attainment of the Bank’s business plan, and iii) fulfill the Bank’s mission. Funding for the Bank’s Incentive Plan is approved by the Board as part of the annual business plan process. By including goals that seek to balance risk and return, the Bank’s Incentive Plan is designed to incent appropriate behavior and work in a variety of economic conditions.
Aon reported in the course of its 2007 study of the Bank’s compensation and benefit programs (described earlier in Section I above) that most firms in the Bank’s peer group provide their employees with annual short-term incentives. As such, for the Bank not to offer this element of compensation would put it at a distinct disadvantage with respect to its competitors for new talent, and also pose a challenge with respect to the retention of key employees.
There are two types of performance measures that impact upon Incentive Plan awards received by participants: i) Bankwide performance goals, and ii) individual performance goals (which can include work performed as part of a group) established and measured through the annual performance evaluation process.
The Bankwide goals are designed to help management focus on what it needs to accomplish for the success of the cooperative. The 2010 Bankwide goals are organized into three broad categories:

Goals Category	Weighting	Goal	Goal Basis
Business Effectiveness	80%	Return	Dividend Capacity as forecasted in the Bank’s 2010 business plan. (50% of the category)

		Risk	Enterprise Risk Level in the Bank’s 2010 business plan balance sheet as measured by the methodology used to calculate the Bank’s retained earnings target. (50% of the category)

Mission Effectiveness	10%	Mission	The Bank’s achievements in specific areas of housing and community development activities.

Growth Effectiveness	10%	New Members	Number of new members and new/return borrowers during 2010 to position the Bank for future growth and mission fulfillment.
The goal measures in the Business Effectiveness and Growth Effectiveness goal categories were approved by the Board’s Compensation and Human Resources Committee in March 2010, and the goal measures in the Mission Effectiveness goal category was approved by the Board’s Housing Committee in March 2010; all of the goal measures were reported to the Board. A description of these goal categories is set forth below:
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
Growth Effectiveness Goal-Category
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
B. Retirement Benefits
Introduction
The Qualified Defined Benefit Plan, Qualified Defined Contribution Plan, and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan, were elements of the Bank’s total compensation program in 2010 intended to help encourage the accumulation of wealth by and consistent and superior results from, qualified employees, including NEOs, over a long period of time.
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
On November 10, 2009, the Bank’s Board decided, upon recommendations by Aon Consulting, Inc., to terminate the Nonqualified Defined Contribution Portion of the Benefits Equalization Plan, the Nonqualified Deferred Compensation Plan and the Nonqualified Profit Sharing Plan. The termination of these plans was the result of several factors, i.e.: information from Aon that suggests a trend toward companies terminating these plans; a belief that the benefits these plans were to provide to employees would be less valuable if taxes were higher in the future; and uncertainty as to whether these plans would be repudiated in the unlikely event of a conservatorship or receivership of the Bank. As can be seen in the financial reports included in this Annual Report on Form 10-K, the Bank remained financially healthy and performed very well during 2009 and 2010. However, the potential for joint and several liabilities that exists among the FHLBanks also creates the potential, however remote, that if one or more of the Home Loan Banks were taken into conservatorship or receivership, then all of the remaining FHLBanks might be placed into conservatorship or receivership as well.
Regulations adopted pursuant to Section 409A of the IRC provide in general that the distribution of accrued vested balances can be made to participants starting twelve months after the termination of nonqualified plans such as those maintained by the Bank. As such, distributions were paid on November 12, 2010 to the individuals who participated in the Nonqualified Defined Contribution Portion of the BEP, Nonqualified Profit Sharing Plan, and Nonqualified Deferred Compensation Plan.
Due to the termination of the Nonqualified Defined Contribution Portion of the BEP and the Nonqualified Profit Sharing Plan, the Bank implemented replacement plans for these individuals, as described below.
Former Participants of the Nonqualified Defined Contribution Portion of the BEP
For 2010 and thereafter, for the former participants who would have been otherwise eligible for a match in the amount of 6% of base pay in excess of IRS limitations ($245,000 for 2010), the provision of an additional annual cash payment in an amount equal to 6% of base pay in excess of IRS limitations.

Former Participants of the Nonqualified Profit Sharing Plan
In 2010 and thereafter, the provision of an amount equal to 8% of the prior year’s base pay and short-term incentive payment to the extent the requirements under the Bank’s Short Term Incentive Plan have been achieved. The 8% payment will not be included as income for calculating the benefits for the Qualified Defined Benefit Plan.
The Board approved the establishment of the Replacement Plans on January 21, 2010.
Reimbursement for Financial Counseling Costs Incurred in 2010 for Participants in Terminated Plans
As a result of the termination as of November 10, 2009 of each of the Nonqualified Defined Contribution Portion of the Bank’s Benefit Equalization Plan, the Bank’s Nonqualified Deferred Compensation Plan, and the Bank’s Nonqualified Profit Sharing Plan, the Board voted on January 21, 2010 to authorize the Bank to reimburse participants receiving payments from these plans in 2010 in an amount up to $12,500 for financial counseling costs incurred by such participants in 2010. This offer of reimbursement, which was based on a recommendation from Aon, was believed to be appropriate due to the potentially significant sums that the plan participants might receive when monies from the terminated plans were distributed on November 12, 2010. The reimbursement of fees is not grossed up for tax purposes to the employees. The financial counseling reimbursement is available until March 11, 2011.
The Bank’s Nonqualified Plan Committee administers various operational and ministerial matters pertaining to the Benefit Equalization Plan. These matters include, but are not limited to, approving employees as participants of the BEP and approving the payment method of benefits. The Nonqualified Plan Committee is chaired by the Chair of the C&HR Committee; other members include another Board Director who is a member of the C&HR Committee, the Bank’s Chief Financial Officer, and the Bank’s Director of Human Resources. The Nonqualified Plan Committee reports its actions to the C&HR Committee by submitting its meeting minutes to the C&HR Committee on a regular basis for its information.
i) Qualified Defined Benefit Plan
The Pentegra Qualified Defined Benefit Plan for Financial Institutions (“DB Plan”), as adopted by the Bank, is an IRS-qualified defined benefit plan which covers all Bank employees who have achieved four months of service. The DB Plan is part of a multiple-employer defined benefit program administered by Pentegra Retirement Services.
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
For all other participants (identified herein as “Non-Grandfathered”), the DB Plan provides a benefit of 2.0% (as opposed to 2.5% provided to Grandfathered participants) of a participant’s highest consecutive 5-year average earnings (as opposed to consecutive 3-year average earnings as previously provided to Grandfathered participants), multiplied by the participant’s years of benefit service, not to exceed 30 years. The Normal Form of Payment is a life annuity (i.e., an annuity paid until the death of the participant), as opposed to a guaranteed twelve-year payout as previously provided to Grandfathered participants. Also, cost of living adjustments (“COLAs”) are no longer provided on future accruals (as opposed to a 1% simple interest COLA beginning at age 66 as previously provided).
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
Final Average Pay Period — Is that period of time that an employee’s salary is used in the calculation of that employee’s benefit. For Grandfathered Employees, the Benefit Multiplier, 2.5%, is multiplied by the average of the employee’s three highest consecutive years of salary multiplied by that employee’s years of service, not to exceed thirty years at the date of termination. For Non-Grandfathered Employees, any accrued benefits prior to July 1, 2008, the accrued Benefit Multiplier mirrors the Grandfathered Employees at 2.5%. For benefits accrued after July 1, 2008 a Benefits Multiplier of 2% is multiplied by the employee’s years of service (total service not to exceed thirty years) multiplied by the average of the employee’s five highest consecutive years of salary.
Normal Form of Payment — The DB Plan must state the form of the annuity to be paid to the retiring employee. For unmarried Grandfathered retirees, the Normal Form of Payment is a life annuity with a 12 year guaranteed payment (“Guaranteed-12 Year Payout”) which means that if the unmarried Grandfathered retiree dies prior to receiving 12 years of annuity payments, the retiree’s beneficiary will receive a lump sum equal to the remaining unpaid payments in the 12-year period. For married Grandfathered retirees, the Normal Form of Payment is a 50% joint and survivor annuity which provides a continuation of half of the monthly annuity to the surviving beneficiary. The initial 50% Joint and Survivor Annuity monthly payment is actuarially equivalent to the 12-year guaranteed payment provided to single retirees under the formula. Effective July 1, 2008, the DB Plan provides single Non-Grandfathered retirees with a straight “Life Annuity” as the Normal Form of Payment, which means that, once a retiree dies, the annuity terminates. For married Non-Grandfathered retirees, the Normal Form of Payment will be a 50% Joint and Survivor Annuity that is actuarially equivalent to the straight Life Annuity.

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
Early Retirement Subsidy:
Early retirement under the plan is available after age 45.
Grandfathered Employees
Grandfathered Employee retirees who retire prior to normal retirement age (65) are eligible for subsidized early retirement reduction factors. Any participant who retires early and elects to draw pension benefits prior to age 65, and who has a combined age and length of service of at least 70 years, will realize a reduction of 1.5% to his/her early retirement benefit for each year benefits commence earlier than age 65. If that employee had not accumulated a total of 70 years, the reduction would be 3% for each year benefits commence earlier than age 65.
Grandfathered employees who were enrolled in the plan prior to July 1, 1983 and retired on or after age 55 are entitled to a Retirement Adjustment Payment. This is a one-time payment equivalent to three months of the regular retirement allowance, payable at the time of benefit commencement.
Non-Grandfathered Employees
Effective as of July 1, 2008, if an employee on the date of his/her retirement, before 65, had accumulated a total of 70 or more years of age plus service, the reduction will be 3% for every year between his/her age at commencement and age 65. However, if a Non-Grandfathered Employee on the date of his/her retirement, before 65, had not accumulated 70 or more years of age plus service, the reduction will be the actuarial equivalent between his/her age at commencement and age 65. At early retirement, the new early retirement factors will apply to the Non-Grandfathered Employee’s total service benefit. The retiree will be entitled to receive the greater of this early retirement benefit or the early retirement benefit accrued as of July 1, 2008 under the old plan formula.
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
Earnings under the Bank’s DB Plan continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual IRC limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2010 was $245,000.
The DB Plan pays monthly annuities, or a lump sum amount available at or after age 59-1/2, calculated on an actuarial basis, to vested participants or the beneficiaries of deceased vested participants. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit payment option selected.
ii) Nonqualified Defined Benefit Portion of the Benefit Equalization Plan
Employees at the rank of Vice President and above who exceed income limitations established by the IRC for three out of five consecutive years and who are also approved for inclusion by the Bank’s Nonqualified Plan Committee are eligible to participate in the BEP, commonly referred to as a “Supplemental Executive Retirement Plan,” a non-qualified retirement plan that in many respects mirrors the DB Plan.

The primary objective of the Nonqualified Defined Benefit Portion of the BEP is to ensure that participants receive the full benefit to which they would have been entitled under the DB Plan in the absence of limits on maximum benefit levels imposed by the IRC.
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
iii) Qualified Defined Contribution Plan
Bank employees who have met the eligibility requirements contained in the Pentegra Qualified Defined Contribution Plan for Financial Institutions (“DC Plan”) can choose to contribute to the DC Plan, a retirement savings plan qualified under the IRC. Employees are eligible for membership in the DC Plan on the first day of the month coinciding with or next following the date the employee completes three full calendar months of employment.
An employee may contribute 1% to 100% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2010 was $16,500 for employees under the age of 50. An additional “catch up” contribution of $5,500 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year. The Bank matches up to 100% of the first 3% of the employee’s contribution through the third year of employment; 150% of the first 3% of contribution during the fourth and fifth years of employment; and 200% of the first 3% of contribution starting with the sixth year of employment.
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

As a result of the Aon study described previously and the recommendations that resulted from such study, the Board directed that certain changes in the Plan be made, effective January 1, 2008. Employees who, on December 31, 2007, had 5 years of service and were age 60 or older were not affected by this change. These employees are identified herein as “Grandfathered.” However, for all other employees, identified herein as “Non-Grandfathered,” the Plan premium-payment requirements beginning at age 62 were changed. From age 62 until the retiree or a covered dependent of the retiree becomes Medicare-eligible (usually at age 65 or earlier, if disabled), the Bank will contribute $45 per month toward the premium of a Non-Grandfathered retiree multiplied by the number of years of service earned by the retiree after age 45 and by the number of individuals (including the retiree, the retiree’s spouse, and each other dependent of the retiree) covered under the Plan.
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
Defined Dollar Plan — A medical plan in which the Bank provides medical coverage to a retired employee up to a fixed Bank cost for the coverage elected by the employee and the retiree assumes all costs above the Bank’s stated contribution.

Provisions for
	Grandfathered	Provisions for Non-Grandfathered
	Retirees	Retirees
Plan Type	Defined Benefit	Defined Dollar Plan

Medical Plan Formula	1) Same coverage offered to active employees prior to age 65	1) Retiree, (and covered individual), is eligible for $45/month x years of service after age 45, and has attained the age of 62. There is a 3% Cost of Living Adjustment each year

	2) Supplement Medicare coverage for retirees Age 65 and over	2) Retiree, (and covered individual), is eligible for $25/month x years of service after age 45 and after age 65. There is a 3% Cost of Living Adjustment each year

Employer
Cost Share Examples:	0% for Pre-62	$0 for Pre-62 Pre-65/Post-65
10 years of service after age 45	50% for Post-62	$5,400/$3,000
15 years of service after age 45	62.5% for Post-62	$8,100/$4,500
20 years of service after age 45	75% for Post-62	$10,800/$6,000
Vision Care
Employees can choose from two types of coverage offered. Basic vision care is offered at no charge to employees. Employees contribute to the cost for the enhanced coverage.
Life Insurance
Group Term Life insurance providing a death benefit of twice an employee’s annual salary (including incentive compensation) is provided at no cost to the employee other than taxation of the imputed income of coverage in excess of $50,000.
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

Business Travel Accident Insurance
Business Travel Accident insurance provides a death benefit at no cost to the employee.
Short-and Long-Term Disability Insurance
Short-and long-term disability insurance is provided at no cost to the employee.
Supplemental Short-Term Disability Coverage
The Bank provides for supplemental short-term disability coverage at no cost to the employee. This coverage provides 66.67% (up to a maximum of $1000 per week) of a person’s salary while they are on disability leave. Once state disability coverage is confirmed, the Bank reduces any supplemental calculations by the amount payable from the Short-Term Disability provider.
Flexible Spending Accounts
Flexible spending accounts in accordance with IRC rules are provided to employees to allow tax benefits for certain medical expenses, dependent medical expenses, mass transit expenses associated with commuting and parking expenses associated with commuting. The administrative costs for these accounts are paid by the Bank.
Employee Assistance Program
Employee assistance counseling is available at no cost to employees. This is a Bank provided benefit for employees to anonymously speak to an outside provider regarding different types of issues such as stress, financial, smoking cessation, weight management and personal therapy.
Educational Development Assistance
Educational Development Assistance provides tuition reimbursement, subject to the satisfaction of certain conditions.
Voluntary Life Insurance
Employees are afforded the opportunity to purchase additional life insurance for themselves and their eligible dependents.
Long-Term Care
Employees are afforded the opportunity to purchase Long-Term Care insurance for themselves and their eligible dependents.
Fitness Club Reimbursement
Fitness club reimbursement, up to $350 per year, is available subject to the satisfaction of certain criteria.
Severance Plan
The Bank has a formal Board-approved Severance Plan available to all Bank employees who work twenty or more hours a week, and have at least one year of employment, and whose employment was terminated for specific reasons outlined in the Severance Plan.
Perquisites
Perquisites are as a benefit an insubstantial and insignificant amount of compensation totaling less than $10,000 for the year 2010 per NEO for all such expenditures.
V. Explanation of how the Bank determines the amount and, where applicable, the formula for each element of compensation
Please see Section IV directly above for an explanation of the mechanisms used by the Bank to determine employee compensation.

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
Together, these components comprised the Bank’s total compensation program for 2010, and they are discussed in detail in Section IV above.
The Bank’s overall objectives with regard to its compensation and benefits program are to motivate employees to achieve consistent and superior results over a long period of time for the Bank, and to provide a program that allows the Bank to compete for and retain talent that otherwise might be lured away from the Bank. Section IV of the CD&A above describes how each element of the Bank’s compensation objectives and the Bank’s decisions regarding each such element fit within such objectives.
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
COMPENSATION COMMITTEE REPORT
The Compensation and Human Resources Committee (“Committee”) of the Board of Directors of the Bank has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Bank’s annual report on Form 10-K for the year 2010.
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
The main characteristic of the Bank’s culture is risk aversion. The Bank has established procedures with respect to risk which are reviewed frequently. The Bank’s Internal Audit Department conducts review of these procedures and advises on compliance of the associated application.
In addition, the Bank has a Board and associated Committees that provide governance to the Bank. The Bank’s compensation programs are reviewed annually by the CHRC to ensure they follow the goals of the Bank.
The Bank’s compensation programs provide evidence of the Bank’s risk adverse culture. Employees are assessed both individually and in connection with Bank performance. All exempt employees are eligible to receive annual incentive awards through participation in the Bank’s incentive compensation plan. Incentive plans are often the type of compensation awards which promote risk. At the Bank, these awards are based on a combination of Bank performance results and individual performance results. The better the Bank and/or the employee perform, the higher the employee’s potential award is likely to be, up to a predetermined limit. Therefore, individual risk taking will not reward the employee if the Bank, as a whole, does not perform at a high level. This encourages cooperative, risk-averse activity. Further, as described in Section IV A 2 of the above Compensation Discussion and Analysis, the rationale for having the equally-weighted Bankwide goals of Return and Risk within the Bank’s incentive plan is to motivate management to take a balanced approach to managing risks and returns in the course of managing the Bank’s business, while at the same time ensuring that the Bank fulfills its mission.
In addition, the Bank is prohibited by law from offering equity-based compensation, and the Bank does not currently offer long-term incentives. However, many of the firms in the Bank’s peer group do offer these types of compensation. The Bank’s total compensation program takes into account the existence of these other types of compensation by offering defined benefit and defined contribution plans to help the Bank effectively compete for talent. The Bank’s defined benefit and defined contribution plans are designed to reward employees for continued strong performance over the course of their careers — that is, the longer an employee works at the Bank, the greater the benefit the employee is likely to accumulate. Senior and mid-level employees are generally long-tenured and the Bank believes that these employees would not want to endanger their pension benefits by inappropriately stretching rules to achieve a short-term financial gain. By definition, these programs reflective of the risk adverse culture.
Thus, the general risk-averse culture of the Bank, which is reflected in the Bank’s compensation policies, leads the Bank to believe that any risks arising from the Bank’s compensation policies with respect to its employees are not reasonably likely to have a material adverse effect on the Bank.
Compensation Committee Interlocks and Insider Participation
The following persons served on the Board’s Compensation and Human Resources Committee during all or some of the period from January 1, 2010 through the date of this annual report on Form 10-K: James W. Fulmer, José R. González, Katherine J. Liseno, Kevin J. Lynch, Richard Mroz, Thomas O’Brien and C. Cathleen Raffaeli. During this period, no interlocking relationships existed between any member of the FHLBNY’s Board of Directors or the Compensation and Human Resources Committee and any member of the board of directors or compensation committee of any other company, nor did any such interlocking relationship existed in the past. Further, no member of the Compensation and Human Resources Committee listed above is or was formerly an officer or an employee of the Bank.

Executive Compensation
The table below summarizes the total compensation earned by each of the Named Executive Officers for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 (in whole dollars):
Summary Compensation Table for Fiscal Years 2010, 2009 and 2008

							Change in
							Pension Value
						Non-Equity	and Nonqualified	All Other
						Incentive	Deferred	Compensation
						Plan	Compensation	(g, h, i, j, k, l, m, n)
		Salary		Stock	Option	Compensation	(b,c,d,e,f)	(5,6,7,8,9,10,11)
Name and Principal Position	Year	(13) (14) (15)	Bonus	Awards	Awards	(a) (1) (A)	(2,3,4) (B,C)	(D, E, F, G, H, I, J)	Total

Alfred A. DelliBovi	2010	$678,721	—	—	—	$526,090	$1,434,998	$69,177	$2,708,986
President &	2009	$649,494	—	—	—	$503,592	$1,010,379	$72,917	$2,236,382
Chief Executive Officer (PEO)	2008	$615,634	—	—	—	$379,938	$1,092,000	$76,328	$2,163,900

Peter S. Leung	2010	$438,109	—	—	—	$248,119	$458,721	$36,545	$1,181,494
Senior Vice President,	2009	$423,294	—	—	—	$239,805	$323,067	$41,095	$1,027,261
Chief Risk Officer	2008	$405,066	—	—	—	$181,414	$328,000	$49,045	$963,525

Paul B. Héroux	2010	$311,514	—	—	—	$176,423	$428,561	$93,205	$1,009,703
Senior Vice President,	2009	$300,980	—	—	—	$170,511	$282,434	$45,464	$799,389
Head of Member Services	2008	$288,019	—	—	—	$128,993	$400,000	$57,200	$874,212

Patrick A. Morgan	2010	$330,324	—	—	—	$187,076	$274,232	$35,078	$826,710
Senior Vice President,	2009	$319,154	—	—	—	$180,807	$172,000	$34,552	$706,513
Chief Financial Officer (PFO)	2008	$305,411	—	—	—	$136,782	$268,000	$36,933	$747,126

Kevin M. Neylan (12)	2010	$321,280	—	—	—	$181,954	$250,146	$44,062	$797,442
Senior Vice President,	2009	$310,415	—	—	—	$175,856	$185,411	$41,596	$713,278
Head of Strategy & Business Development
Footnotes for Summary Compensation Table for the Year Ending December 31, 2010

[a]	Bonuses are not provided by the Bank. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.

[b]	Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions
A. DelliBovi — $228,000
P. Leung — $143,000
P. Morgan — $109,000
P. Héroux — $181,000
K. Neylan — $ 98,000

[c]	Change in Pension Value for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan:
A. DelliBovi — $1,106,000
P. Leung — $292,000
P. Morgan — $158,000
P. Héroux — $229,000
K. Neylan — $ 129,000

[d]	Change in Nonqualified Defined Compensation Earnings of the BEP:
A. DelliBovi — $100,998
P. Leung — $18,602
P. Morgan —$7,232
P. Héroux — $15,712
K. Neylan — $23,146

[e]	Change in Nonqualified Deferred Compensation Plan Earnings:
P. Leung — $5,119

[f]	Change in Nonqualified Profit Sharing Plan Earnings:
P. Heroux -$2,849

[g]	For all Named Executive Officers, includes these items paid by the Bank for all employees: amount of funds matched by the Bank in connection with the Pentegra Defined Contribution Plan for Financial Institutions, payment of group term life insurance premium, payment of long term disability insurance premium, payment of health insurance premium, payment of dental insurance premium, payment of vision insurance premium and payment of employee assistance program premium.

[h]	For A. DelliBovi, includes value of leased automobile ($9,620).

[i]	For A. DelliBovi, and P. Leung includes payment of this item paid by the Bank for all eligible officers: officer physical examination.

[j]	For A. DelliBovi and P. Héroux, includes payment of this item paid by the Bank: payment of term life insurance premium.

[k]	For P. Heroux and for K. Neylan, includes payment of this item paid by the Bank for all employees: fitness center reimbursement

[l]	All participants received a payment for the replacement plan for the Nonqualified Defined Contribution Portion of the BEP

[m]	For P.Heroux ($37,719), includes payment for the replacement plan for the Nonqualified Profit Sharing Plan

[n]	For A. DelliBovi($9,013), P. Heroux ($11,952), and K. Neylan ($3,825), includes a payment for Reimbursement for Financial Counseling Costs Incurred in 2010 for Participants in Terminated Plans
(For further information regarding footnotes l, m, & n directly above, please review the information included in the section entitled “Nonqualified Deferred Compensation” below)

15	Figures represent salaries approved by the Bank’s Board of Directors for the year 2010
Footnotes for Summary Compensation Table for the Year Ending December 31, 2009

[1]	Bonuses are not provided by the Bank. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.

[2]	Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions:
A. DelliBovi — $224,000
P. Leung — $143,000
P. Morgan — $104,000
P. Héroux — $192,000
K. Neylan — $91,000

[3]	Change in Pension Value for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan:
A. DelliBovi — $575,000
P. Leung — $145,000
P. Morgan — $60,000
P. Héroux — $60,000
K. Neylan — $57,000

[4]	Change in Nonqualified Defined Contribution Earnings of the BEP:
A. DelliBovi — $211,379
P. Leung — $35,067
P. Morgan — $8,000
P. Héroux — $30,434
K. Neylan — $37,411

[5]	For all Named Executive Officers, includes these items paid by the Bank for all employees: amount of funds matched by the Bank in connection with the Pentegra Defined Contribution Plan for Financial Institutions, payment of group term life insurance premium, payment of long term disability insurance premium, payment of health insurance premium, payment of dental insurance premium, payment of vision insurance premium and payment of employee assistance program premium.

[6]	Includes these items paid by the Bank for all eligible officers: amount of funds matched by the Bank in connection with the Nonqualified Defined Contribution Portion of the Benefit Equalization Plan (amount of funds matched for A. DelliBovi was $21,999, for P. Leung $15,526, for P. Morgan $9,724, for Paul Heroux $1,722 and for K. Neylan $6,715).

[7]	For A. DelliBovi, includes value of leased automobile ($8,100).

[8]	For Paul Heroux, includes payment of this item paid by the Bank for all eligible employees: Years of Service Award.

[9]	For P. Leung, P. Heroux, and K. Neylan, includes payment of this item paid by the Bank for all eligible officers: officer physical examination.

[10]	For A. DelliBovi and P. Héroux, includes this item paid by the Bank: payment of term life insurance premium.

[11]	For P. Heroux and for K. Neylan, includes payment of this item paid by the Bank for all employees: fitness center reimbursement.

[12]	K. Neylan is a new NEO in 2009.

[13]	Figures represent salaries approved by the Bank’s Board of Directors for the year 2009.

Footnotes for Summary Compensation Table for the Year Ending December 31, 2008

A	Bonuses are not provided by the Bank. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.

B	Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions:
A. DelliBovi — $151,000
P. Morgan — $74,000
P. Leung — $105,000
P. Héroux — $156,000

C	Change in Pension Value for the Nonqualified Defined Benefit Portion of the Bank’s Benefit Equalization Plan:
A. DelliBovi — $941,000
P. Morgan — $194,000
P. Leung — $223,000
P. Héroux — $244,000

D	For all Named Executive Officers, includes these items paid by the Bank for all employees: amount of funds matched by the Bank in connection with the Pentegra Defined Contribution Plan for Financial Institutions, payment of group term life insurance premium, payment of long term disability insurance premium, payment of health insurance premium, payment of aggregate and individual “stop loss” coverage (i.e., insurance to protect the Bank against significant insurance claims paid under its self-insured health insurance plan), payment of health and dental administrative charges (i.e., network medical utilization charges, network medical administrative charges, and dental indemnity administrative charges), payment of dental insurance premium, payment of vision insurance premium and payment of employee assistance program premium.

E	For A. DelliBovi, P. Morgan, and P. Leung, includes these items paid by the Bank for all eligible officers: amount of funds matched by the Bank in connection with the Nonqualified Defined Contribution Portion of the Benefit Equalization Plan (amount of funds matched for A. DelliBovi was $23,407, for P. Morgan $9,908 and for P. Leung $17,016).

F	For A. DelliBovi, includes value of leased automobile ($8,100).

G	For A. DelliBovi, includes payment of this item paid by the Bank for all eligible employees: Years of Service Award.

H	For A. DelliBovi, includes payment of this item paid by the Bank for all eligible officers: officer physical examination.

I	For A. DelliBovi and P. Héroux, includes this item paid by the Bank: payment of term life insurance premium.

J	For P. Heroux, includes payment of this item paid by the Bank for all eligible employees: Nonqualified Profit Sharing Plan.

[14]	Figures represent salaries approved by the Bank’s Board of Directors for the year 2008. Figures previously reported in the Bank’s 10-K for 2008 used information reflecting actual salaries received in the year 2008.
The following table sets forth information regarding all incentive plan award opportunities made available to Named Executive Officers for the fiscal year 2010 (in whole dollars):

Grants of Plan-Based Awards for Fiscal Year 2010
								All Other	All Other	Exercise	Grant
								Stock	Option	or	Date
								Awards:	Awards:	Base	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2) (3)			Plan Awards			Stock	Underlying	Awards	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)

Alfred A. DelliBovi	02/23/2010	$149,319	$271,488	$515,828	$—	$—	$—	$—	$—	$—	$—

Peter S. Leung	02/23/2010	$72,288	$131,433	$249,722	$—	$—	$—	$—	$—	$—	$—

Paul B. Héroux	02/23/2010	$51,400	$93,454	$177,563	$—	$—	$—	$—	$—	$—	$—

Patrick A. Morgan	02/23/2010	$54,503	$99,097	$188,285	$—	$—	$—	$—	$—	$—	$—

Kevin M. Neylan	02/23/2010	$53,011	$96,384	$183,130	$—	$—	$—	$—	$—	$—	$—

[1]	On this date, the Board of Directors’ Compensation and Human Resources Committee approved the 2010 Incentive Compensation Plan (“ICP”). Approval of the ICP does not mean a payout is guaranteed.

[2]	Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the Named Executive Officers with respect to their individual performance.

[3]	Amounts represent potential awards under the 2010 Incentive Compensation Plan.
Employment Arrangements
The Bank is an “at will” employer and does not provide written employment agreements to any of its employees. However, employees, including Named Executive Officers (or “NEOs”), receive: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits. Other benefits, which are available to all regular employees, include medical, dental, vision care, life, business travel accident, and short and long term disability insurance, flexible spending accounts, an employee assistance program, educational development assistance, voluntary life insurance, long term care insurance, fitness club reimbursement and severance pay.

An additional benefit offered to all officers, age 40 or greater, or who are at Vice President rank or above, is a physical examination every 18 months.
The annual base salaries for the Named Executive Officers are as follows (in whole dollars):

	2010	2011
	(1)	(2)

Alfred A. DelliBovi	$678,721	$709,263
Patrick A. Morgan	330,324	341,885
Peter S. Leung	438,109	453,443
Paul B. Héroux	311,514	322,417
Kevin M. Neylan	321,280	332,525
The 2011 increases in the base salaries of the NEOs from 2010 were based on their 2010 performance.

[1]	Figures represent salaries approved by the Bank’s Board of Directors for the year 2010

[2]	Figures represent salaries approved by the Bank’s Board of Directors for the year 2011
A performance-based merit increase program exists for all employees that have an impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In October of 2009, the C&HR Committee determined that merit-related officer base pay increases for 2010 would be 3.0% for officers rated ‘Meets Requirements’; 3.5% for officers rated ‘Exceeds Requirements’; and 4.5% for officers rated ‘Outstanding’ for their performance in 2009.
In October of 2010, the C&HR Committee determined that merit-related officer base pay increases for 2011 would be 3.0% for officers rated ‘Meets Requirements’; 3.5% for officers rated ‘Exceeds Requirements’; and 4.5% for officers rated ‘Outstanding’ for their performance in 2010.
Short-Term Incentive Compensation Plan (“Incentive Plan”)
The objective of the Bank’s Incentive Plan is to motivate exempt employees to perform at a high level and take actions that: i) support the Bank’s strategies, ii) lead to the attainment of the Bank’s business plan, and iii) fulfill the Bank’s mission. Funding for the Bank’s Incentive Plan is approved by the Board as part of the annual business plan process. By including goals that seek to balance risk and return, the Bank’s Incentive Plan is designed to incent appropriate behavior and work in a variety of economic conditions.
Aon reported in the course of its 2007 study of the Bank’s compensation and benefit programs that most firms in the Bank’s peer group provide their employees with annual short-term incentives. As such, for the Bank not to offer this element of compensation would put it at a distinct disadvantage with respect to its competitors for new talent, and also pose a challenge with respect to the retention of key employees.
There are two types of performance measures that impact upon Incentive Plan awards received by participants: i) Bankwide performance goals, and ii) individual performance goals (which can include work performed as part of a group) established and measured through the annual performance evaluation process.
The Bankwide goals are designed to help management focus on what it needs to accomplish for the success of the cooperative. The 2010 Bankwide goals are organized into three broad categories:

Goals Category	Weighting	Goal	Goal Basis
Business Effectiveness	80%	Return	Dividend Capacity as forecasted in the Bank’s 2010 business plan. (50% of the category)

		Risk	Enterprise Risk Level in the Bank’s 2010 business plan balance sheet as measured by the methodology used to calculate the Bank’s retained earnings target. (50% of the category)

Mission Effectiveness	10%	Mission	The Bank’s achievements in specific areas of housing and community development activities.

Growth Effectiveness	10%	New Members	Number of new members and new/return borrowers during 2010 to position the Bank for future growth and mission fulfillment.

The goal measures in the Business Effectiveness and Growth Effectiveness goal categories were approved by the Board’s Compensation and Human Resources Committee in March 2010, and the goal measures in the Mission Effectiveness goal category was approved by the Board’s Housing Committee in March 2010; all of the goal measures were reported to the Board. A description of these goal categories is set forth below:
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
Growth Effectiveness Goal-Category
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
Qualified Defined Contribution Plan
Bank employees who have met the eligibility requirements contained in the Pentegra Qualified Defined Contribution Plan for Financial Institutions (“DC Plan”) can choose to contribute to the DC Plan, a retirement savings plan qualified under the IRC. Employees are eligible for membership in the DC Plan on the first day of the month coinciding with or next following the date the employee completes three full calendar months of employment.
An employee may contribute 1% to 100% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2010 was $16,500 for employees under the age of 50. An additional “catch up” contribution of $5,500 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year. The Bank matches up to 100% of the first 3% of the employee’s contribution through the third year of employment; 150% of the first 3% of contribution during the fourth and fifth years of employment; and 200% of the first 3% of contribution starting with the sixth year of employment.
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

	Pension Benefits for Fiscal Year 2010
		Number of	Present Value	Payment During
	Plan	Years Credited	of Accumulated	Last
Name	Name	Service [1]	Benefit [2]	Fiscal Year
Alfred A. DelliBovi	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	17.75	$1,384,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	17.75	$4,929,000	—

Peter S. Leung	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	13.50	$703,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (3)	13.50	$1,108,000	—

Paul B. Héroux	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	26.50	$1,013,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	26.50	$928,000	—

Patrick A. Morgan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	11.50	$843,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	11.50	$830,000	—

Kevin M. Neylan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	9.33	$401,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	9.33	$375,000	—

[1]	Number of years of credited service pertains to eligibility/participation in the qualified plan. Years of credited service for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan.

[2]	As of 12/31/2010.

[3]	Mr. Leung’s 13.5 years of credited service includes 3.6 years of credited service working for the Office of Thrift Supervision; 3.0 years of credited service working for the Federal Home Loan Bank of Dallas (including two months of severance) and 6.9 years of credited service working for the Federal Home Loan Bank of New York.
The following discussions provide more information with respect to the compensation and pension benefits tables in the preceding pages.

Qualified Defined Benefit Plan
The Pentegra Qualified Defined Benefit Plan for Financial Institutions (“DB Plan”), as adopted by the Bank, is an IRS-qualified defined benefit plan which covers all Bank employees who have achieved four months of service. The DB Plan is part of a multiple-employer defined benefit program administered by Pentegra Retirement Services.
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
For all other participants (identified herein as “Non-Grandfathered”), the DB Plan provides a benefit of 2.0% (as opposed to 2.5% provided to Grandfathered participants) of a participant’s highest consecutive 5-year average earnings (as opposed to consecutive 3-year average earnings as previously provided to Grandfathered participants), multiplied by the participant’s years of benefit service, not to exceed 30 years. The Normal Form of Payment is a life annuity (i.e., an annuity paid until the death of the participant), as opposed to a guaranteed twelve-year payout as previously provided to Grandfathered participants. Also, cost of living adjustments (“COLAs”) are no longer provided on future accruals (as opposed to a 1% simple interest COLA beginning at age 66 as previously provided).
The table below summarizes the DB Plan changes affecting the Non-Grandfathered employees that went into effect on July 1, 2008. For purposes of the following table, please note the following definitions:
“Defined Benefit Plan”— An Internal Revenue Code qualified deferred compensation arrangement that pays an employee and his/her designated beneficiary upon retirement a lifetime annuity or the lump sum actuarial equivalent of that annuity.
Benefit Multiplier— The annuity paid from the Bank’s DB Plan is calculated on an employee’s years of service, up to a maximum of 30 years, multiplied by 2.5% per year. Beginning July 1, 2008, the Benefit Multiplier changed to 2.0% for Non-Grandfathered Employees.
Final Average Pay Period— Is that period of time that an employee’s salary is used in the calculation of that employee’s benefit. For Grandfathered Employees, the Benefit Multiplier, 2.5%, is multiplied by the average of the employee’s three highest consecutive years of salary multiplied by that employee’s years of service, not to exceed thirty years at the date of termination. For Non-Grandfathered Employees, any accrued benefits prior to July 1, 2008, the accrued Benefit Multiplier mirrors the Grandfathered Employees at 2.5%. For benefits accrued after July 1, 2008 a Benefits Multiplier of 2% is multiplied by the employee’s years of service (total service not to exceed thirty years) multiplied by the average of the employee’s five highest consecutive years of salary.
Normal Form of Payment— The DB Plan must state the form of the annuity to be paid to the retiring employee. For unmarried Grandfathered retirees, the Normal Form of Payment is a life annuity with a 12 year guaranteed payment (“Guaranteed-12 Year Payout”) which means that if the unmarried Grandfathered retiree dies prior to receiving 12 years of annuity payments, the retiree’s beneficiary will receive a lump sum equal to the remaining unpaid payments in the 12-year period. For married Grandfathered retirees, the Normal Form of Payment is a 50% joint and survivor annuity which provides a continuation of half of the monthly annuity to the surviving beneficiary. The initial 50% Joint and Survivor Annuity monthly payment is actuarially equivalent to the 12-year guaranteed payment provided to single retirees under the formula. Effective July 1, 2008, the DB Plan provides single Non-Grandfathered retirees with a straight “Life Annuity” as the Normal Form of Payment, which means that, once a retiree dies, the annuity terminates. For married Non-Grandfathered retirees, the Normal Form of Payment will be a 50% Joint and Survivor Annuity that is actuarially equivalent to the straight Life Annuity.
Cost of Living Adjustments (or “COLAs”)— Once a Grandfathered Employee retiree reaches age 65, in each succeeding year he/she will receive an extra payment annually equal to one percent of the original benefit amount multiplied by the number of years in pay status after age 65. As of July 1, 2008, this adjustment is no longer offered to Non-Grandfathered Employees on benefits accruing after that date.
Early Retirement Subsidy:
Early retirement under the plan is available after age 45.
Grandfathered Employees
Grandfathered Employee retirees who retire prior to normal retirement age (65) are eligible for subsidized early retirement reduction factors. Any participant who retires early and elects to draw pension benefits prior to age 65, and who has a combined age and length of service of at least 70 years, will realize a reduction of 1.5% to his/her early retirement benefit for each year benefits commence earlier than age 65. If that employee had not accumulated a total of 70 years, the reduction would be 3% for each year benefits commence earlier than age 65.
Grandfathered employees who were enrolled in the plan prior to July 1, 1983 and retired on or after age 55 are entitled to a Retirement Adjustment Payment. This is a one-time payment equivalent to three months of the regular retirement allowance, payable at the time of benefit commencement.
Non-Grandfathered Employees
Effective as of July 1, 2008, if an employee on the date of his/her retirement, before 65, had accumulated a total of 70 or more years of age plus service, the reduction will be 3% for every year between his/her age at commencement and age 65. However, if a Non-Grandfathered Employee on the date of his/her retirement, before 65, had not accumulated 70 or more years of age plus service, the reduction will be the actuarial equivalent between his/her age at commencement and age 65. At early retirement, the new early retirement factors will apply to the Non-Grandfathered Employee’s total service benefit. The retiree will be entitled to receive the greater of this early retirement benefit or the early retirement benefit accrued as of July 1, 2008 under the old plan formula.

Vesting— Grandfathered Employees are entitled, starting with the second year of employment service, to 20% of his/her accumulated benefit per year. As a result, after the sixth year of employment service, an employee will be entitled to 100% of his/her accumulated benefit. Non-Grandfathered Employees who entered the DB Plan on or after July 1, 2008 will not receive such benefit until such employee has completed five years of employment service. At that point, the employee will be entitled to 100% of his/her accumulated benefit. The term “5 Year Cliff” is a reference to the foregoing provision. Grandfathered and Non-Grandfathered Employees already participating in the DB Plan prior to July 1, 2008 will vest at 20% per year starting with the second year through the fourth year of employment service and will be accelerated to 100% vesting after the fifth year.

DEFINED BENEFIT PLAN	GRANDFATHERED	NON-GRANDFATHERED
PROVISIONS	EMPLOYEES	EMPLOYEES

Benefit Multiplier	2.5%	2.0%
Final Average Pay Period	High 3 Year	High 5 Year
Normal Form of Payment	Guaranteed 12 Year Payout	Life Annuity
Cost of Living Adjustments	1% Per Year Cumulative	None
Commencing at Age 66
Early Retirement Subsidy<65:

a) Rule of 70	1.5% Per Year	3% Per Year

b) Rule of 70 Not Met	3% Per Year	Actuarial Equivalent
*Vesting	20% Per Year Commencing	5 Year Cliff
Second Year of Employment

*	Greater of DB Plan Vesting or New Plan Vesting applied to employees participating in the DB Plan prior to July 1, 2008.
Earnings under the Bank’s DB Plan continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual IRC limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2010 was $245,000.
The DB Plan pays monthly annuities, or a lump sum amount available at or after age 59-1/2, calculated on an actuarial basis, to vested participants or the beneficiaries of deceased vested participants. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit payment option selected.
Nonqualified Defined Benefit Portion of the Benefit Equalization Plan
Employees at the rank of Vice President and above who exceed income limitations established by the IRC for three out of five consecutive years and who are also approved for inclusion by the Bank’s Nonqualified Plan Committee are eligible to participate in the BEP, commonly referred to as a “Supplemental Executive Retirement Plan,” a non-qualified retirement plan that in many respects mirrors the DB Plan.
The primary objective of the Nonqualified Defined Benefit Portion of the BEP is to ensure that participants receive the full benefit to which they would have been entitled under the DB Plan in the absence of limits on maximum benefit levels imposed by the IRC.
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

NONQUALIFIED DEFERRED COMPENSATION
The following table discloses contributions to the Bank’s nonqualified deferred compensation plans, each Named Executive Officer’s withdrawals (if any), aggregate earnings, aggregate withdrawals/distributions, and year-end balances in such plans (whole dollars):

	Nonqualified Defined Contribution Portion of the Defined Benefit Plan for Fiscal Year 2010
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last FY	Last FY	Last FY (1)	Distributions	Last FYE

Alfred A. DelliBovi	—	—	$100,998	$1,225,654	—

Patrick A. Morgan	—	—	$7,232	$93,441	—

Paul B. Héroux	—	—	$15,712	$189,517	—

Peter S. Leung	—	—	$18,602	$218,154	—

Kevin M. Neylan	—	—	$23,146	$255,417	—

	Nonqualified Deferred Compensation Plan for Fiscal Year 2010
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last FY	Last FY	Last FY (1)	Distributions	Last FYE

Peter S. Leung	—	—	$5,119	$294,767	—

	Nonqualified Profit Sharing Plan for Fiscal Year 2010
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last FY	Last FY	Last FY (1)	Distributions	Last FYE

Paul B. Héroux	—	—	$2,849	$21,034	—

[1]	The earnings are included in the Summary Compensation Table above under “Change in Pension Value and Nonqualified Deferred Compensation”
On November 10, 2009, the Bank’s Board decided, upon recommendations by Aon Consulting, Inc., to terminate the Nonqualified Defined Contribution Portion of the Benefits Equalization Plan, the Nonqualified Deferred Compensation Plan and the Nonqualified Profit Sharing Plan. The termination of these plans was the result of several factors, i.e.: information from Aon that suggests a trend toward companies terminating these plans; a belief that the benefits these plans were to provide to employees would be less valuable if taxes were higher in the future; and uncertainty as to whether these plans would be repudiated in the unlikely event of a conservatorship or receivership of the Bank. As can be seen in the financial reports included in this Annual Report on Form 10-K, the Bank remained financially healthy and performed very well during 2009 and 2010. However, the potential for joint and several liabilities that exists among the FHLBanks also creates the potential, however remote, that if one or more of the Home Loan Banks were taken into conservatorship or receivership, then all of the remaining FHLBanks might be placed into conservatorship or receivership as well.
Regulations adopted pursuant to Section 409A of the IRC provide in general that the distribution of accrued vested balances can be made to participants starting twelve months after the termination of nonqualified plans such as those maintained by the Bank. As such, distributions were paid on November 12, 2010 to the individuals who participated in the Nonqualified Defined Contribution Portion of the BEP, Nonqualified Profit Sharing Plan, and Nonqualified Deferred Compensation Plan.
Due to the termination of the Nonqualified Defined Contribution Portion of the BEP and the Nonqualified Profit Sharing Plan, the Bank implemented replacement plans for these individuals, as described below.
Former Participants of the Nonqualified Defined Contribution Portion of the BEP
For 2010 and thereafter, for the former participants who would have been otherwise eligible for a match in the amount of 6% of base pay in excess of IRS limitations ($245,000 for 2010), the provision of an additional annual cash payment in an amount equal to 6% of base pay in excess of IRS limitations.
Former Participants of the Nonqualified Profit Sharing Plan
In 2010 and thereafter, the provision of an amount equal to 8% of the prior year’s base pay and short-term incentive payment to the extent the requirements under the Bank’s Short Term Incentive Plan have been achieved. The 8% payment will not be included as income for calculating the benefits for the Qualified Defined Benefit Plan.
The Board approved the establishment of the Replacement Plans on January 21, 2010.

Reimbursement for Financial Counseling Costs Incurred in 2010 for Participants in Terminated Plans
As a result of the termination as of November 10, 2009 of each of the Nonqualified Defined Contribution Portion of the Bank’s Benefit Equalization Plan, the Bank’s Nonqualified Deferred Compensation Plan, and the Bank’s Nonqualified Profit Sharing Plan, the Board voted on January 21, 2010 to authorize the Bank to reimburse participants receiving payments from these plans in 2010 in an amount up to $12,500 for financial counseling costs incurred by such participants in 2010. This offer of reimbursement, which was based on a recommendation from Aon, was believed to be appropriate due to the potentially significant sums that the plan participants might receive when monies from the terminated plans were distributed on November 12, 2010. The reimbursement of fees is not grossed up for tax purposes to the employees. The financial counseling reimbursement is available until March 11, 2011.
The Bank’s Nonqualified Plan Committee administers various operational and ministerial matters pertaining to the Benefit Equalization Plan. These matters include, but are not limited to, approving employees as participants of the BEP and approving the payment method of benefits. The Nonqualified Plan Committee is chaired by the Chair of the C&HR Committee; other members include another Board Director who is a member of the C&HR Committee, the Bank’s Chief Financial Officer, and the Bank’s Director of Human Resources. The Nonqualified Plan Committee reports its actions to the C&HR Committee by submitting its meeting minutes to the C&HR Committee on a regular basis for its information.
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
The following table describes estimated severance payout information for each NEO assuming that severance would have occurred on December 31, 2010: (amounts in whole dollars)

	Number of Weeks Used to	2010 Annual
	Calculate Severance Amount	Base Salary	Severance Amount

Alfred A. DelliBovi	36	$678,721	$469,884
Peter S. Leung (1) (2)	26	$438,109	$219,055
Patrick A. Morgan	36	$330,324	$228,686
Paul B. Héroux	36	$311,514	$215,664
Kevin M. Neylan	36	$321,280	$222,425

[1]	With respect to the Bank’s Form 10-K for the year 2009 filed in 2010, Peter Leung’s number of weeks of severance was mistakenly reported as 24 weeks with a severance amount of $195,366; however, the numbers of weeks of severance should have been reported as 22 weeks and the severance amount should have been reported as $179,806.

[2]	With respect to the Bank’s 10-K for the year 2008 filed in 2009, Peter Leung’s number of weeks of severance was mistakenly reported as 20 weeks with a severance amount of $155,795; however, the number of weeks of severance should have been reported as 18 weeks and the severance amount should have been reported as $140,215.

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
DIRECTOR COMPENSATION
The following table summarizes the compensation paid by the Bank to each of its Directors for the year ended December 31, 2010 (whole dollars):

					Change in Pension
					Value and
	Fees			Non-Equity	Nonqualified	All
	Earned or	Stock	Option	Incentive Plan	Deferred Compensation	Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Michael M. Horn	$60,000	$—	$—	$—	$—	$—	$60,000
José R. González	55,000	—	—	—	—	—	55,000
John R. Buran	4,500	—	—	—	—	—	4,500
Anne E. Estabrook	50,000	—	—	—	—	—	50,000
Joseph R. Ficalora	45,000	—	—	—	—	—	45,000
Jay M. Ford	45,000	—	—	—	—	—	45,000
James W. Fulmer	45,000	—	—	—	—	—	45,000
Ronald E. Hermance, Jr.	50,000	—	—	—	—	—	50,000
Katherine J. Liseno	45,000	—	—	—	—	—	45,000
Kevin J. Lynch	50,000	—	—	—	—	—	50,000
Joseph J. Melone	45,000	—	—	—		—	45,000
Richard S. Mroz	50,000	—	—	—	—	—	50,000
Thomas M. O’Brien	45,000	—	—	—	—	—	45,000
C. Cathleen Raffaeli	50,000	—	—	—	—	—	50,000
Edwin C. Reed	45,000	—	—	—	—	—	45,000
John M. Scarchilli	13,500	—	—	—	—	—	13,500
DeForest B. Soaries, Jr.	45,000	—	—	—	—	—	45,000
George Strayton	50,000	—	—	—	—	—	50,000

	$793,000	$—	$—	$—	$—	$—	$793,000

Director Compensation Policy: Director Fees
The Board establishes on an annual basis a Director Compensation Policy governing compensation for Board meeting attendance. This policy is established in accordance with the provisions of the Federal Home Loan Bank Act (“Bank Act”) and related Federal Housing Finance Agency regulations that were amended as a result of the Housing and Economic Recovery Act of 2008 (“HERA”) to remove a statutory cap on director compensation. In sum, the applicable statutes and regulations now allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the Finance Agency determines are not reasonable. The Director Compensation Policy provides that directors shall be paid a meeting fee for their attendance at meetings of the Board of Directors up to a maximum annual compensation amount as set forth in the Director Compensation Policy.
In initially determining reasonable compensation for its directors in the aftermath of HERA for the year 2009, the FHLBank participated in, and utilized the results of, an FHLB System review of director compensation, which included a study prepared by McLagan Partners. FHLBank director compensation that was established by the Board under the 2010 Director Compensation Policy also reflected this analysis. In 2010, McLagan performed another director compensation study for the FHLBanks, which formed the basis for the Board’s determination of 2011 director compensation.

Below are tables summarizing the Director fees established by the Board and the annual compensation limits that were set by the Board for 2010. Following these tables are additional tables summarizing the Director fees established by the Board and the annual compensation limits set by the Board for 2011.
Director Fees — 2010 (in whole dollars)

Fees For Each Board
Meeting Attended (Paid
Quarterly
Position	in Arrears)
Chairman	$6,000
Vice Chairman	$5,500
Committee Chair *	$5,500
All Other Directors	$4,500
Director Annual Compensation Limits — 2010 (in whole dollars)

Position	Annual Limit
Chairman	$60,000
Vice Chairman	$55,000
Committee Chair	$50,000
All Other Directors	$45,000
Director Fees — 2011 (in whole dollars)

Fees For Each Board
Meeting Attended (Paid
Quarterly
Position	in Arrears)**
Chairman	$11,111
Vice Chairman	$9,444
Committee Chair *	$9,444
All Other Directors	$8,333
Director Annual Compensation Limits — 2011 (in whole dollars)

Position	Annual Limit
Chairman	$100,000
Vice Chairman	$85,000
Committee Chair	$85,000
All Other Directors	$75,000

*	A Committee Chair does not receive any additional payment if he or she serves as the Chair of more than one Board Committee. In addition, the Board Chair and Board Vice Chair do not receive any additional compensation if they serve as a Chair of one or more Board Committees.

**	The numbers in the below column represent payments for each of eight meetings attended. If a ninth meeting is attended in 2011, payments for the ninth meeting shall be as follows: Chairman, $11,112; Vice Chairman, $9,448; Committee Chair, $9,448; and all other Directors, $8,336.

Director Compensation Policy: Director Expenses
The Director Compensation Policy also authorizes the FHLBNY to reimburse Directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties. For expense reimbursement purposes, Directors’ official duties can include:
•	Meetings of the Board and Board Committees
•	Meetings requested by the Federal Housing Finance Agency
•	Meetings of Federal Home Loan Bank System committees
•	Federal Home Loan Bank System director orientation meetings
•	Meetings of the Council of Federal Home Loan Banks and Council committees
•	Attendance at other events on behalf of the Bank with prior approval of the Board of Directors
The following table, which is included here pursuant to FHFA regulations, includes information about reimbursed expenses for 2010 (whole dollars):

Directors’ Expenses
Reimbursed
Name	(Paid in Cash)
Michael M. Horn	$6,104
José R. González	20,797
John R. Buran	—
Anne E. Estabrook	3,974
Joseph R. Ficalora	—
Jay M. Ford	4,539
James W. Fulmer	5,028
Ronald E. Hermance, Jr.	—
Katherine J. Liseno	3,425
Kevin J. Lynch	3,746
Joseph J. Melone	805
Richard S. Mroz	4,686
Thomas M. O’Brien	356
C. Cathleen Raffaeli	—
Edwin C. Reed	—
John M. Scarchilli	130
DeForest B. Soaries, Jr.	3,846
George Strayton	1,595

$59,031

Total expenses incurred by the FHLBNY for Board expenses, including amounts reimbursed in cash to Directors, totaled $127,000, $134,000 and $124,000 in 2010, 2009 and 2008, respectively.

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

		Number	Percent
	February 28, 2011	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	8,697	19.55%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,934	15.59
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590-6644	3,867	8.70

		19,498	43.84%

		Number	Percent
	December 31, 2010	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	8,719	18.99%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,035	15.32
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590-6644	4,093	8.91

		19,847	43.22%

*	Officer of member bank also served on the Board of Directors of the FHLBNY.
The following table sets forth information with respect to capital stock outstanding to members whose officers or directors served as Directors of the FHLBNY as of December 31, 2010, the most practicable date for the information provided (shares in thousands):

				Number	Percent
				of Shares	of Total
Name	Director	City	State	Owned	Capital Stock

Hudson City Savings Bank, FSB	Ronald E. Hermance, Jr.	Paramus	NJ	8,719	18.99%
New York Community Bank	Joseph R. Ficalora	Westbury	NY	4,093	8.91
Flushing Savings Bank, FSB	John R. Buran	Lake Success	NY	316	0.69
Oritani Bank	Kevin J. Lynch	Township of Washington	NJ	308	0.67
Provident Bank	George Strayton	Montebello	NY	233	0.51
Oriental Bank and Trust	José R. González	San Juan	PR	225	0.49
AXA Equitable Life Insurance Company	Joseph J. Melone	New York	NY	125	0.27
State Bank of Long Island	Thomas M. O’Brien	Jericho	NY	30	0.06
Crest Savings Bank	Jay M. Ford	Wildwood	NJ	26	0.06
The Bank of Castile	James W. Fulmer	Batavia	NY	23	0.05
Metuchen Savings Bank	Katherine J. Liseno	Metuchen	NJ	15	0.03

				14,113	30.73%

All capital stock held by each member of the FHLBNY is by law automatically pledged to the FHLBNY as additional collateral for all indebtedness of each such member to the FHLBNY.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The FHLBNY is a cooperative and its customers own the entity’s capital stock. Capital stock ownership is a prerequisite to the transaction by members of any business with the FHLBNY. The majority of the members of the Board of Directors of the FHLBNY are Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members). The remaining members of the Board are Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members). The FHLBNY conducts its advances business almost exclusively with members. Therefore, in the normal course of business, the FHLBNY extends credit to members, whose officers or directors may serve as directors of the FHLBNY. All loans extended by the FHLBNY to such members are at market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the FHLBNY also extends credit to members who own more than 5% of the FHLBNY’s stock. Under the provisions of Section 7(j) of the FHLBank Act (12 U.S.C. § 1427(j)), the Bank’s Board is required to administer the business of the Bank with its members without discrimination in favor of or against any member. For more information about transactions with stockholders, see ‘Note 21 - Related Party Transactions’, in the notes to the audited financial statements included in this Form 10-K.
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
Director Independence
In General
During the period from January 1, 2010 through and including the date of this annual report on Form 10-K, the Bank had a total of 18 directors serving on its Board, 11 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 7 of whom were Independent Directors (i.e., directors who were, until the enactment of the Housing and Economic Recovery Act of 2008, appointed by the Bank’s former safety and soundness regulator, the Federal Housing Finance Board, and who are now subject to election by the Bank’s members and not officers or directors of Bank members). All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers. Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank. In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards. First, Federal Housing Finance Agency (“Finance Agency”) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors. Second, the Securities and Exchange Commission’s (“SEC”) regulations require that the Bank’s Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.
Finance Agency Regulations Regarding Independence
The Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Under Finance Agency regulations, disqualifying relationships can include, but are not limited to: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The Board of Directors has assessed the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on the Audit Committee. From January 1, 2010 through and including the date of this Annual Report on Form 10-K, all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.

NYSE Rules Regarding Independence
In addition, pursuant to SEC regulations, the Board has adopted the independence standards of the New York Stock Exchange (“NYSE”) to determine which of its directors are independent and which members of its Audit Committee are not independent.
After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2010 through and including the date of this annual report on Form 10-K (i.e., Anne Evans Estabrook, Michael M. Horn, Joseph J. Melone, Richard S. Mroz, C. Cathleen Raffaeli, Edwin C. Reed and DeForest B. Soaries, Jr.) were independent.
Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period (i.e., John R. Buran, Joseph R. Ficalora, Jay M. Ford, James W. Fulmer, Ronald E. Hermance, Katherine J. Liseno, Kevin J. Lynch, José R. González, Thomas M. O’Brien, John M. Scarchilli and George Strayton) were independent under the NYSE independence standards.
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
The Board has a standing Audit Committee. For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s Audit Committee during the period from January 1, 2010 through and including the date of this annual report on Form 10-K (John R. Buran, Joseph R. Ficalora, Jay M. Ford, José R. González, Katherine J. Liseno, and John M. Scarchilli) were independent under the NYSE standards for audit committee members. The Board also determined that the Independent Directors who served at any time as members of the Bank’s Audit Committee during the period from January 1, 2010 through and including the date of this annual report on Form 10-K (Anne Evans Estabrook, Michael M. Horn and Joseph J. Melone) were independent under the NYSE independence standards for audit committee members.
Section 10A(m) of the 1934 Act
In addition to the independence rules and standards above, on July 30, 2008, the Housing and Economic Recovery Act of 2008 amended the Securities Exchange Act of 1934 to require the Federal Home Loan Banks to comply with the rules issued by the SEC under Section 10A(m) of the 1934 Act, which includes a substantive independence rule prohibiting a director from being a member of the Audit Committee if he or she is an “affiliated person” of the Bank as defined by the SEC rules (i.e., the person controls, is controlled by, or is under common control with, the Bank). All Audit Committee members serving in 2010 met and all current Audit Committee members meet the substantive independence rules under Section 10A(m) of the 1934 Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The following table sets forth the fees paid to the FHLBNY’s independent registered public accounting firm, PricewaterhouseCoopers, LLP (“PwC”), during years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years ended December 31,
	2010[1]	2009[1]	2008[1]

Audit Fees	$835	$1,139	$1,341
Audit-related Fees	66	54	56
Tax Fees	20	57	—
All Other Fees	4	2	2

	$925	$1,252	$1,399

[1]	The amounts in the table do not include the assessment from the Office of Finance (“OF”) for the Bank’s share of the audit fees of approximately $56 thousand, $83 thousand and $36 thousand, for 2010, 2009 and 2008, incurred in connection with the audit of the combined financial statements published by the OF.
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

3.	Exhibits

Filed with
No.	Exhibit Description	this Form 10-K	Form	File No.	Date Filed

3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	000-51397	12/1/2005
3.02	Bylaws of the Bank		8-K	000-51397	9/23/2009
4.01	Amended and Restated Capital Plan of the Bank		10-K	000-51397	4/1/2009
10.01	Bank 2009 Incentive Compensation Plan* [a]		10-Q	000-51397	5/15/2009
10.02	Bank 2010 Incentive Compensation Plan* [a]		10-Q	000-51397	5/12/2010
10.03	2009 Director Compensation Policy [a]		10-Q	000-51397	5/15/2009
10.04	2010 Director Compensation Policy [a]		10-K	000-51397	3/25/2010
10.05	2011 Director Compensation Policy [a]	X
10.06	Bank Severance Pay Plan [a]	X
10.07	Qualified Defined Benefit Plan [a]		10-K	000-51397	3/25/2010
10.08	Qualified Defined Contribution Plan [a]		10-K	000-51397	3/25/2010
10.09	Bank Benefit Equalization Plan [a]		10-K	000-51397	3/25/2010
10.10	Nonqualified Profit Sharing Plan [a]		10-K	000-51397	3/25/2010
10.11	Nonqualified Deferred Compensation Plan [a]		10-K	000-51397	3/25/2010
10.12	Thrift Restoration Plan [a]		10-Q	000-51397	8/12/2010
10.13	Profit Sharing Plan [a]		10-Q	000-51397	8/12/2010
10.14	Compensatory Arrangements for Named Executive Officers [a]	X
10.15	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement		8-K	000-51397	6/27/2006
10.16	Lending Facility with United States Treasury		8-K	000-51397	9/9/2008
10.17	Joint Capital Enhancement Agreement		8-K	000-51397	3/1/2011
12.01	Computation of Ratio of Earnings to Fixed Charges	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
Notes:

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

[a]	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York
By:	/s/ Alfred A. DelliBovi
Alfred A. DelliBovi
President and Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ Alfred A. DelliBovi Alfred A. DelliBovi	President and Chief Executive Officer	March 25, 2011
(Principal Executive Officer)

/s/ Patrick A. Morgan Patrick A. Morgan	Senior Vice President and Chief Financial Officer	March 25, 2011
(Principal Financial Officer)

/s/ Backer Ali Backer Ali	Vice President and Controller	March 25, 2011
(Principal Accounting Officer)

/s/ Michael M. Horn Michael M. Horn	Chairman of the Board of Directors	March 25, 2011

/s/ José R. González José R. González	Vice Chairman of the Board of Directors	March 25, 2011

/s/ John R. Buran John R. Buran	Director	March 25, 2011

/s/ Anne Evans Estabrook Anne Evans Estabrook	Director	March 25, 2011

/s/ Joseph R. Ficalora Joseph R. Ficalora	Director	March 25, 2011

/s/ Jay M. Ford Jay M. Ford	Director	March 25, 2011

/s/ James W. Fulmer James W. Fulmer	Director	March 25, 2011

/s/ Ronald E. Hermance, Jr. Ronald E. Hermance, Jr.	Director	March 25, 2011

/s/ Katherine J. Liseno Katherine J. Liseno	Director	March 25, 2011

Signature	Title	Date

/s/ Kevin J. Lynch Kevin J. Lynch	Director	March 25, 2011

/s/ Joseph J. Melone Joseph J. Melone	Director	March 25, 2011

/s/ Richard S. Mroz Richard S. Mroz	Director	March 25, 2011

/s/ Thomas M. O’Brien Thomas M. O’Brien	Director	March 25, 2011

/s/ C. Cathleen Raffaeli C. Cathleen Raffaeli	Director	March 25, 2011

/s/ Edwin C. Reed Edwin C. Reed	Director	March 25, 2011

/s/ DeForest B. Soaries, Jr. DeForest B. Soaries, Jr.	Director	March 25, 2011

/s/ George Strayton George Strayton	Director	March 25, 2011