Form 10-Q
period 2011-03-31
Federal Home Loan Bank of New York
filed 2011-05-12
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of April 30, 2011 was 43,197,503.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Federal Home Loan Bank of New York
Statements of Condition — Unaudited (in thousands, except par value of capital stock)
As of March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Cash and due from banks (Note 3)	$2,953,801	$660,873
Federal funds sold	5,093,000	4,988,000
Available-for-sale securities, net of unrealized gains (losses) of $14,979 at March 31, 2011 and $22,965 at December 31, 2010 (Note 5)	3,719,024	3,990,082
Held-to-maturity securities (Note 4)
Long-term securities	8,042,487	7,761,192
Advances (Note 6)	75,487,377	81,200,336
Mortgage loans held-for-portfolio, net of allowance for credit losses of $6,969 at March 31, 2011 and $5,760 at December 31, 2010 (Note 7)	1,270,891	1,265,804
Accrued interest receivable	250,454	287,335
Premises, software, and equipment	14,919	14,932
Derivative assets (Note 15)	24,964	22,010
Other assets	16,917	21,506

Total assets	$96,873,834	$100,212,070

Liabilities and capital

Liabilities
Deposits (Note 8)
Interest-bearing demand	$2,465,860	$2,401,882
Non-interest bearing demand	2,971	9,898
Term	43,800	42,700

Total deposits	2,512,631	2,454,480

Consolidated obligations, net (Note 10)
Bonds (Includes $12,605,257 at March 31, 2011 and $14,281,463 at December 31, 2010 at fair value under the fair value option)	68,529,981	71,742,627
Discount notes (Includes $731,892 at March 31, 2011 and $956,338 at December 31, 2010 at fair value under the fair value option)	19,507,159	19,391,452

Total consolidated obligations	88,037,140	91,134,079

Mandatorily redeemable capital stock (Note 11)	59,126	63,219

Accrued interest payable	230,109	197,266
Affordable Housing Program	135,131	138,365
Payable to REFCORP	18,735	21,617
Derivative liabilities (Note 15)	839,710	954,898
Other liabilities	98,225	103,777

Total liabilities	91,930,807	95,067,701

Commitments and Contingencies (Notes 11, 15 and 17)

Capital (Note 11)
Capital stock ($100 par value), putable, issued and outstanding shares:
43,237 at March 31, 2011 and 45,290 at December 31, 2010	4,323,664	4,528,962
Retained earnings	716,650	712,091
Accumulated other comprehensive income (loss) (Note 12)
Net unrealized gains on available-for-sale securities	14,979	22,965
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	(89,271)	(92,926)
Net unrealized losses on hedging activities	(11,468)	(15,196)
Employee supplemental retirement plans (Note 14)	(11,527)	(11,527)

Total capital	4,943,027	5,144,369

Total liabilities and capital	$96,873,834	$100,212,070

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Income — Unaudited (in thousands, except per share data)
For the three months ended March 31, 2011 and 2010

	March 31,
	2011	2010
Interest income
Advances (Note 6)	$158,696	$149,640
Interest-bearing deposits	966	830
Federal funds sold	2,546	1,543
Available-for-sale securities (Note 5)	8,639	5,764
Held-to-maturity securities (Note 4)
Long-term securities	71,056	98,634
Mortgage loans held-for-portfolio (Note 7)	15,486	16,741

Total interest income	257,389	273,152

Interest expense
Consolidated obligations-bonds (Note 10)	114,277	154,913
Consolidated obligations-discount notes (Note 10)	7,816	9,657
Deposits (Note 8)	470	892
Mandatorily redeemable capital stock (Note 11)	744	1,495
Cash collateral held and other borrowings (Note 18)	9	—

Total interest expense	123,316	166,957

Net interest income before provision for credit losses	134,073	106,195

Provision for credit losses on mortgage loans	1,773	709

Net interest income after provision for credit losses	132,300	105,486

Other income (loss)
Service fees and other	1,256	1,045
Instruments held at fair value — Unrealized gains (losses)(Note 16)	740	(8,419)

Total OTTI losses	—	(3,873)
Net amount of impairment losses reclassified (from) to
Accumulated other comprehensive loss	(370)	473

Net impairment losses recognized in earnings	(370)	(3,400)

Net realized and unrealized gains (losses) on derivatives and hedging activities (Note 15)	64,570	(363)
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities (Note 4 and 5)	—	708
Losses from extinguishment of debt and other	(51,893)	(227)

Total other income (loss)	14,303	(10,656)

Other expenses
Operating	7,530	6,342
Compensation and Benefits	38,981	12,894
Finance Agency and Office of Finance	3,397	2,418

Total other expenses	49,908	21,654

Income before assessments	96,695	73,176

Affordable Housing Program	7,969	6,126
REFCORP	17,745	13,410

Total assessments	25,714	19,536

Net income	$70,981	$53,640

Basic earnings per share (Note 13)	$1.61	$1.09

Cash dividends paid per share	$1.46	$1.41

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Capital — Unaudited (in thousands, except per share data)
For the three months ended March 31, 2011 and 2010

				Accumulated
	Capital Stock[1]			Other		Total
	Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)

Balance, December 31, 2009	50,590	$5,058,956	$688,874	$(144,539)	$5,603,291

Proceeds from sale of capital stock	3,644	364,445	—	—	364,445
Redemption of capital stock	(5,944)	(594,365)	—	—	(594,365)
Shares reclassified to mandatorily redeemable capital stock	(14)	(1,410)	—	—	(1,410)
Cash dividends ($1.41 per share) on capital stock	—	—	(70,995)	—	(70,995)
Net Income	—	—	53,640	—	53,640	$53,640
Net change in Accumulated other comprehensive income (loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	3,958	3,958	3,958
Net unrealized gains on available-for-sale securities	—	—	—	14,930	14,930	14,930
Hedging activities	—	—	—	2,132	2,132	2,132

						$74,660

Balance, March 31, 2010	48,276	$4,827,626	$671,519	$(123,519)	$5,375,626

Balance, December 31, 2010	45,290	$4,528,962	$712,091	$(96,684)	$5,144,369

Proceeds from sale of capital stock	5,054	505,404	—	—	505,404
Redemption of capital stock	(7,106)	(710,604)	—	—	(710,604)
Shares reclassified to mandatorily redeemable capital stock	(1)	(98)	—	—	(98)
Cash dividends ($1.46 per share) on capital stock	—	—	(66,422)	—	(66,422)
Net Income	—	—	70,981	—	70,981	$70,981
Net change in Accumulated other comprehensive income (loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	3,655	3,655	3,655
Net unrealized losses on available-for-sale securities	—	—	—	(7,986)	(7,986)	(7,986)
Hedging activities	—	—	—	3,728	3,728	3,728

						$70,378

Balance, March 31, 2011	43,237	$4,323,664	$716,650	$(97,287)	$4,943,027

[1]	Putable stock
The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the three months ended March 31, 2011 and 2010

	March 31,
	2011	2010
Operating activities

Net Income	$70,981	$53,640

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(13,080)	(19,849)
Concessions on consolidated obligations	1,678	2,497
Premises, software, and equipment	1,399	1,365
Provision for credit losses on mortgage loans	1,773	709
Net realized (gains) from sale of available-for-sale securities	—	(708)
Credit impairment losses on held-to-maturity securities	370	3,400
Change in net fair value adjustments on derivatives and hedging activities	97,933	145,124
Change in fair value adjustments on financial instruments held at fair value	(740)	8,419
Losses from extinguishment of debt	51,741	—
Net change in:
Accrued interest receivable	36,881	19,781
Derivative assets due to accrued interest	(6,425)	(9,558)
Derivative liabilities due to accrued interest	(32,684)	(27,425)
Other assets	3,851	2,560
Affordable Housing Program liability	(3,234)	1,171
Accrued interest payable	32,954	54,380
REFCORP liability	(2,882)	(10,361)
Other liabilities	(4,463)	(32,257)

Total adjustments	165,072	139,248

Net cash provided by operating activities	236,053	192,888

Investing activities
Net change in:
Interest-bearing deposits	795,337	3,874
Federal funds sold	(105,000)	320,000
Deposits with other FHLBanks	(62)	22
Premises, software, and equipment	(1,386)	(619)
Held-to-maturity securities:
Long-term securities
Purchased	(988,122)	—
Repayments	712,634	916,331
Available-for-sale securities:
Purchased	—	(581,936)
Repayments	263,990	164,325
Proceeds from sales	144	32,993
Advances:
Principal collected	93,771,274	66,264,709
Made	(89,132,005)	(60,622,185)
Mortgage loans held-for-portfolio:
Principal collected	78,059	49,065
Purchased and originated	(85,888)	(20,106)
Proceeds from sales of REO	150	—
Loans to other FHLBanks
Loans made	(100,000)	(27,000)
Principal collected	100,000	27,000

Net cash provided by investing activities	5,309,125	6,526,473

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the three months ended March 31, 2011 and 2010

	March 31,
	2011	2010
Financing activities
Net change in:
Deposits and other borrowings [1]	$10,927	$5,238,715
Consolidated obligation bonds:
Proceeds from issuance	16,160,153	14,103,711
Payments for maturing and early retirement	(19,097,193)	(15,757,412)
Net payments on bonds transferred to other FHLBanks	(167,381)	—
Consolidated obligation discount notes:
Proceeds from issuance	41,571,744	27,155,228
Payments for maturing	(41,454,687)	(38,157,604)
Capital stock:
Proceeds from issuance	505,404	364,445
Payments for redemption / repurchase	(710,604)	(594,365)
Redemption of Mandatorily redeemable capital stock	(4,191)	(22,512)
Cash dividends paid [2]	(66,422)	(70,995)

Net cash used by financing activities	(3,252,250)	(7,740,789)

Net increase (decrease) in cash and due from banks	2,292,928	(1,021,428)
Cash and due from banks at beginning of the period	660,873	2,189,252

Cash and due from banks at end of the period	$2,953,801	$1,167,824

Supplemental disclosures:
Interest paid	$127,107	$136,535
Affordable Housing Program payments [3]	$11,203	$4,955
REFCORP payments	$20,627	$23,771
Transfers of mortgage loans to real estate owned	$591	$377
Portion of non-credit OTTI (gains) losses on held-to-maturity securities	$(370)	$473

[1]	Cash flows from derivatives containing financing elements were considered as a financing activity and were included in borrowing activity. Cash outflows were $107,935 and $109,565 for the three months ended 2011 and 2010.

[2]	Does not include payments to holders of mandatorily redeemable capital stock.

[3]	AHP payments = (beginning accrual — ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
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
Members of the cooperative must purchase FHLBNY stock according to regulatory requirements (For more information, see Note 11 — Capital Stock and Mandatorily Redeemable Capital Stock). The business of the cooperative is to provide liquidity for the members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend. Since the members are both stockholders and customers, the Bank operates such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend. The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.
All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district. All members are required to purchase capital stock in the FHLBNY as a condition of membership. A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock because of having acquired an FHLBNY member. Because the Bank operates as a cooperative, the FHLBNY conducts business with related parties in the normal course of business and considers all members and non-member stockholders as related parties in addition to the other FHLBanks. For more information, see Note 18 — Related Party Transactions.
The FHLBNY’s primary business is making collateralized advances to members is the principal factor that impacts the financial condition of the FHLBNY.
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

However, based on anticipated payments to be made by the 12 FHLBanks through the second quarter of 2011, it is likely that the FHLBanks will satisfy their obligation to REFCORP by the end of that period and, assuming that such is the case, further payments will not be necessary after that quarter. In anticipation of the termination of their REFCORP obligation, the FHLBanks have reached an agreement to set aside, once the obligation has ended, amounts that would have otherwise been paid to REFCORP as restricted retained earnings, with the objective of increasing the earnings reserves of the FHLBanks and enhancing the safety and soundness of the FHLBank System.
Affordable Housing Program (“AHP”) Assessments. Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the Affordable Housing Program the greater of $100 million or 10 percent of their regulatory defined net income. Regulatory defined net income is GAAP net income before (1) interest expense related to mandatorily redeemable capital stock, and (2) the assessment for Affordable Housing Program, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. The FHLBNY accrues the AHP expense monthly.
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
These unaudited financial statements should be read in conjunction with the FHLBNY’s audited financial statements for the year ended December 31, 2010, included in Form 10-K filed on March 25, 2011.
Note 1. Significant Accounting Policies and Estimates.
Significant Accounting Policies and Estimates
The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios, evaluating the impairment of the Bank’s securities portfolios, estimating the liabilities for employee benefit programs, and estimating fair values of certain assets and liabilities. See Note 1 — Significant Accounting Policies and Estimates in Notes to the Financial Statements of the Federal Home Loan Bank of New York filed on Form 10-K on March 25, 2011, which contains a summary of the Bank’s significant accounting policies and estimates.
Note 2. Recently Issued Accounting Standards and Interpretations.
A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. On April 5, 2011, the FASB issued guidance that will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in certain modifications and restructurings being considered troubled debt restructurings. The required disclosures are effective for interim and annual reporting periods beginning on or after June 15, 2011 (July 1, 2011 for the FHLBNY). The adoption of this amended guidance is likely to result in increased financial statement disclosures, but will not affect the FHLBNY’s financial condition, results of operations, or cash flows.
Note 3. Cash and Due from Banks.
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in cash and due from banks.
Compensating balances — The Bank maintained average required clearing balances with the Federal Reserve Banks of approximately $1.0 million as of March 31, 2011 and December 31, 2010. The Bank uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through deposit reserves — The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks were $48.4 million and $49.5 million as of March 31, 2011 and December 31, 2010. The Bank includes member reserve balances in Other liabilities in the Statements of Condition.

Note 4. Held-to-Maturity Securities.
Held-to-maturity securities consist of mortgage- and asset-backed securities (collectively mortgage-backed securities, or “MBS”), and state and local housing finance agency bonds.
Mortgage-backed securities — The FHLBNY’s investments in MBS are predominantly government-sponsored, enterprise-issued securities, as well as investments in privately issued MBS.
State and local housing finance agency bonds — Investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) were classified as held-to-maturity.
Major Security Types
The amortized cost basis, the gross unrecognized holding gains and losses1, the fair values of held-to-maturity securities, and OTTI recognized in AOCI were as follows (in thousands):

	March 31, 2011
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$795,299	$—	$795,299	$43,750	$—	$839,049
Freddie Mac	226,545	—	226,545	12,332	—	238,877

Total pools of mortgages	1,021,844	—	1,021,844	56,082	—	1,077,926

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,856,352	—	1,856,352	44,556	—	1,900,908
Freddie Mac	2,781,565	—	2,781,565	75,258	—	2,856,823
Ginnie Mae	107,456	—	107,456	416	—	107,872

Total CMOs/REMICs	4,745,373	—	4,745,373	120,230	—	4,865,603

Commercial Mortgage-Backed Securities
Fannie Mae	100,480	—	100,480	—	(3,763)	96,717
Freddie Mac	607,346	—	607,346	1,726	(6,739)	602,333
Ginnie Mae	44,408	—	44,408	1,329	—	45,737

Total commercial mortgage-backed securities	752,234	—	752,234	3,055	(10,502)	744,787

Non-GSE MBS
CMOs/REMICs	256,840	(2,046)	254,794	4,608	(795)	258,607
Commercial MBS	—	—	—	—	—	—

Total non-federal-agency MBS	256,840	(2,046)	254,794	4,608	(795)	258,607

Asset-Backed Securities
Manufactured housing (insured)	171,066	—	171,066	—	(18,998)	152,068
Home equity loans (insured)	252,301	(63,846)	188,455	36,764	(3,078)	222,141
Home equity loans (uninsured)	176,388	(23,379)	153,009	16,948	(18,010)	151,947

Total asset-backed securities	599,755	(87,225)	512,530	53,712	(40,086)	526,156

Total MBS	$7,376,046	$(89,271)	$7,286,775	$237,687	$(51,383)	$7,473,079

Other
State and local housing finance agency obligations	$755,712	$—	$755,712	$1,277	$(77,201)	$679,788

Total other	$755,712	$—	$755,712	$1,277	$(77,201)	$679,788

Total Held-to-maturity securities	$8,131,758	$(89,271)	$8,042,487	$238,964	$(128,584)	$8,152,867

	December 31, 2010
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$857,387	$—	$857,387	$48,712	$—	$906,099
Freddie Mac	244,041	—	244,041	13,316	—	257,357

Total pools of mortgages	1,101,428	—	1,101,428	62,028	—	1,163,456

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,637,261	—	1,637,261	52,935	—	1,690,196
Freddie Mac	2,790,103	—	2,790,103	92,746	—	2,882,849
Ginnie Mae	116,126	—	116,126	936	—	117,062

Total CMOs/REMICs	4,543,490	—	4,543,490	146,617	—	4,690,107

Commercial Mortgage-Backed Securities
Fannie Mae	$100,492	$—	$100,492	$—	$(2,516)	$97,976
Freddie Mac	375,901	—	375,901	1,031	$(5,315)	371,617
Ginnie Mae	48,747	—	48,747	1,857	—	50,604

Total commercial mortgage-backed securities	525,140	—	525,140	2,888	$(7,831)	520,197

Non-GSE MBS
CMOs/REMICs	294,686	(2,209)	292,477	6,228	(916)	297,789
Commercial MBS	—	—	—	—	—	—

Total non-federal-agency MBS	294,686	(2,209)	292,477	6,228	(916)	297,789

Asset-Backed Securities
Manufactured housing (insured)	176,592	—	176,592	—	(21,437)	155,155
Home equity loans (insured)	257,889	(66,252)	191,637	35,550	(4,316)	222,871
Home equity loans (uninsured)	184,284	(24,465)	159,819	17,780	(21,478)	156,121

Total asset-backed securities	618,765	(90,717)	528,048	53,330	(47,231)	534,147

Total MBS	$7,083,509	$(92,926)	$6,990,583	$271,091	$(55,978)	$7,205,696

Other
State and local housing finance agency obligations	$770,609	$—	$770,609	$1,434	$(79,439)	$692,604

Total other	$770,609	$—	$770,609	$1,434	$(79,439)	$692,604

Total Held-to-maturity securities	$7,854,118	$(92,926)	$7,761,192	$272,525	$(135,417)	$7,898,300

[1]	Unrecognized gross holding gains and losses represent the difference between carrying value and fair value of a held-to-maturity security. At March 31, 2011 and December 31, 2010, the FHLBNY had pledged MBS with an amortized cost basis of $2.5 million and $2.7 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

Unrealized Losses
The following tables summarize held-to-maturity securities with fair values below their amortized cost basis. The fair values and gross unrealized holding losses1 are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position as follows (in thousands):

	March 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$319,659	$(77,201)	$319,659	$(77,201)

Total Non-MBS	—	—	319,659	(77,201)	319,659	(77,201)

MBS Investment Securities
MBS-GSE
Fannie Mae-CMBS	96,717	(3,763)	—	—	96,717	(3,763)
Freddie Mac-CMBS	345,924	(6,739)	—	—	345,924	(6,739)

Total MBS-GSE	442,641	(10,502)	—	—	442,641	(10,502)

MBS-Private-Label — CMOs	3,705	(16)	579,340	(76,153)	583,045	(76,169)

Total MBS	446,346	(10,518)	579,340	(76,153)	1,025,686	(86,671)

Total	$446,346	$(10,518)	$898,999	$(153,354)	$1,345,345	$(163,872)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$20,945	$(1,270)	$309,476	$(78,169)	$330,421	$(79,439)

Total Non-MBS	20,945	(1,270)	309,476	(78,169)	330,421	(79,439)

MBS Investment Securities
MBS-GSE
Fannie Mae-CMBS	97,976	(2,516)	—	—	97,976	(2,516)
Freddie Mac-CMBS	196,658	(5,315)	—	—	196,658	(5,315)

Total MBS-GSE	294,634	(7,831)	—	—	294,634	(7,831)

MBS-Private-Label — CMOs	5,017	(19)	593,667	(87,302)	598,684	(87,321)

Total MBS	299,651	(7,850)	593,667	(87,302)	893,318	(95,152)

Total	$320,596	$(9,120)	$903,143	$(165,471)	$1,223,739	$(174,591)

[1]	Unrealized losses represent the difference between amortized cost and fair value of a security. The baseline measure of unrealized losses is amortized cost, which is not adjusted for non-credit OTTI. Unrealized losses will not equal gross unrecognized losses, which is adjusted for non-credit OTTI.
Redemption terms
The amortized cost and estimated fair value of held-to-maturity securities, by contractual maturity, were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
State and local housing finance agency obligations
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	6,415	6,471	6,415	6,467
Due after five years through ten years	61,945	60,984	61,945	60,667
Due after ten years	687,352	612,333	702,249	625,470

State and local housing finance agency obligations	755,712	679,788	770,609	692,604

Mortgage-backed securities
Due in one year or less	—	—	—	—
Due after one year through five years	1,502	1,532	1,730	1,768
Due after five years through ten years	1,458,848	1,479,854	1,324,480	1,351,936
Due after ten years	5,915,696	5,991,693	5,757,299	5,851,992

Mortgage-backed securities	7,376,046	7,473,079	7,083,509	7,205,696

Total Held-to-maturity securities	$8,131,758	$8,152,867	$7,854,118	$7,898,300

Interest rate payment terms
The following table summarizes interest rate payment terms of long-term securities classified as held-to-maturity (in thousands):

	March 31, 2011		December 31, 2010
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$2,917,582	$2,914,132	$3,064,470	$3,060,797
Floating	2,669,981	2,669,981	2,105,272	2,105,272

CMO Total	5,587,563	5,584,113	5,169,742	5,166,069
Pass Thru
Fixed	1,644,915	1,560,288	1,830,665	1,742,633
Floating	143,568	142,374	83,102	81,881

Pass Thru Total	1,788,483	1,702,662	1,913,767	1,824,514

Total MBS	7,376,046	7,286,775	7,083,509	6,990,583

State and local housing finance agency obligations
Fixed	121,442	121,442	135,344	135,344
Floating	634,270	634,270	635,265	635,265

	755,712	755,712	770,609	770,609

Total Held-to-maturity securities	$8,131,758	$8,042,487	$7,854,118	$7,761,192

Impairment analysis of GSE-issued securities
The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and a government agency by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities. Based on the Bank’s analysis, GSE and agency-issued securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE and agency issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.
Impairment analysis of held-to-maturity non-agency private-label mortgage- and asset-backed securities (“PLMBS”)
Management evaluates its investments for OTTI on a quarterly basis by cash flow testing 100 percent of it private-label MBS. The credit-related OTTI is recognized in earnings. The noncredit portion of OTTI, which represents fair value losses of OTTI securities, is recognized in AOCI.
Base case (best estimate) assumptions and adverse case scenarios — In evaluating its private-label MBS for OTTI, the FHLBNY develops a base case assumption about future changes in home prices, prepayments, default and loss severities. The base case assumptions are the Bank’s best estimate of the performance parameters of its private-label MBS. The assumptions are then input to an industry standard bond cash flow model that generates expected cash flows based on various security classes in the securitization structure of each private-label MBS. For more information with respect to critical estimates and assumptions about the Bank’s impairment methodologies, see Note 1 — Significant Accounting Policies and Estimates in Notes to Financial Statements of the Federal Home Loan Bank of New York on Form 10-K filed on March 25, 2011. In addition to evaluating its private-label MBS under a base case scenario, the FHLBNY also performs a cash flow analysis for each security determined to be OTTI under a more stressful performance scenario.
Third-party Bond Insurers (Monoline insurers) — Certain held-to-maturity private-label MBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The FHLBNY performs cash flow credit impairment tests on all of its private-label insured securities. The analysis of MBS protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due. If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.
The two primary monoline insurers, Ambac and MBIA, have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to assess the ability of the monoline insurers to meet future insurance obligations. Predicting when bond insurers may no longer have the ability to perform under their contractual agreements is a key impairment measurement parameter which the FHLBNY continually adjusts to factor the changing operating conditions at Ambac and MBIA. Financial information, cash flows and results of operations from the two monolines are closely monitored and analyzed by the management of FHLBNY. Based on on-going analysis of Ambac and MBIA at each interim period in 2010 and at March 31, 2011, the FHLBNY management has shortened the period it believes the two monolines can continue to provide insurance support as a result of the changing operating conditions at Ambac and MBIA. For OTTI assessment, the management of the Bank has effectively excluded Ambac as a reliable provider of support for any future short-falls on securities insured by Ambac, and will not rely on support from MBIA beyond June 30, 2011 for securities insured by MBIA. The FHLBNY performs this analysis and makes a re-evaluation of the bond insurance support period quarterly.

Up until March 31, 2010, Ambac had been paying claims in order to meet any current cash flow deficiency within the structure of the insured securities. On March 24, 2010, Ambac, with the consent of the Commissioner of Insurance for the State of Wisconsin (the “Commissioner”), entered into a temporary injunction to suspend payments to bond holders and to create a segregated account for bond holders, which had no effect on payments due from Ambac through March 31, 2011. As a result, payments from Ambac to trustees of certain insured bonds owned by the FHLBNY were suspended. The amounts suspended were not material.
OTTI — Quarters ended March 31, 2011 and 2010 — To assess whether the entire amortized cost basis of the Bank’s private-label MBS will be recovered, the Bank performed cash flow analysis for 100 percent of the FHLBNY’s private-label MBS outstanding in all periods in this report. Cash flow assessments identified credit impairment as reported in the following tables. Certain securities had been previously determined to be OTTI, and the additional impairment (or re-impairment) was due to further deterioration in the credit performance metrics of the securities. The non-credit portion of OTTI recorded in AOCI was not significant as the fair values of almost all securities deemed OTTI were in excess of their carrying values.
The table below summarizes the key characteristics of the securities that were deemed OTTI (in thousands):

	Quarter ended March 31, 2011
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI
Security		Fair		Fair		Fair	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss[1]

HEL Subprime*	$30,869	$18,285	$—	$—	$—	$—	$(370)	$370

Total	$30,869	$18,285	$—	$—	$—	$—	$(370)	$370

	Quarter ended March 31, 2010
	Insurer MBIA		Insurer Ambac		OTTI
Security		Fair		Fair	Credit	Non-credit
Classification	UPB	Value	UPB	Value	Loss	Loss[1]

HEL Subprime*	$21,637	$9,730	$45,476	$26,015	$(3,400)	$(473)

Total	$21,637	$9,730	$45,476	$26,015	$(3,400)	$(473)

*	HEL Subprime — MBS supported by home equity loans.

[1]	Positive non-credit loss represents the net amount of non-credit losses reclassified from OCI to increase the carrying value of securities previously deemed OTTI.
The Bank believes no OTTI exists for the remaining investments. The Bank’s conclusion is based upon multiple factors: bond issuers’ continued satisfaction of their obligations under the contractual terms of the securities; the estimated performance of the underlying collateral; and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at March 31, 2011, and has also concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. Without recovery in the near term such that spreads return to levels that reflect underlying credit characteristics, or if the credit losses of the underlying collateral within the MBS perform worse than expected, additional OTTI may be recognized in future periods.
The following table provides rollforward information about the credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Quarter ended March 31,
	2011	2010
Beginning balance	$29,138	$20,816
Additions to the credit component for OTTI loss not previously recognized	—	—
Additional credit losses for which an OTTI charge was previously recognized	370	3,400
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	—	—

Ending balance	$29,508	$24,216

Key Base Assumptions
The table below summarizes the weighted average and range of Key Base Assumptions for all private-label MBS at March 31, 2011, including those deemed OTTI:

	Key Base Assumption — All PLMBS at Quarter End
	CDR		CPR		Loss Severity %
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime	1.0-2.8	1.4	8.2-46.1	29.7	30.0-72.1	35.3
Alt-A	1.0-8.3	3.7	2.0-11.6	4.2	30.0-30.0	30.0
HEL Subprime	1.0-11.7	3.7	2.0-10.6	4.4	30.0-100.0	69.2

**	Conditional Prepayment Rate (CPR): 1— ((1-SMM)^12) where, SMM is defined as the “Single Monthly Mortality (SMM)” = (Voluntary partial and full prepayments + repurchases + Liquidated Balances)/(Beginning Principal Balance — Scheduled Principal). Voluntary prepayment excludes the liquidated balances mentioned above.

**	Conditional Default Rate (CDR): 1— ((1-MDR)^12) where, MDR is defined as the “Monthly Default Rate (MDR)” = (Beginning Principal Balance of Liquidated Loans)/(Total Beginning Principal Balance).

**	Loss Severity (Principal and interest in the current period) = Sum (Total Realized Loss Amount)/Sum (Beginning Principal and interest Balance of Liquidated Loans).

**	If the present value of cash flows expected to be collected (discounted at the security’s effective yield) is less than the amortized cost basis of the security, other-than-temporary impairment is considered to have occurred because the entire amortized cost basis of the security will not be recovered. The Bank considers whether or not it will recover the entire amortized cost of the security by comparing the present value of the cash flows expected to be collected from the security (discounted at the security’s effective yield) with the amortized cost basis of the security.
Note 5. Available-for-Sale Securities.
Major Security types — The unamortized cost, gross unrealized gains, losses, and the fair value1 of investments classified as available-for-sale were as follows (in thousands):

	March 31, 2011
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value
Cash equivalents	$136	$—	$—	$—	$136
Equity funds	6,598	—	327	(460)	6,465
Fixed income funds	3,345	—	206	—	3,551
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	3,644,066	—	18,598	(3,493)	3,659,171
CMBS-Floating	49,900	—	—	(199)	49,701

Total	$3,704,045	$—	$19,131	$(4,152)	$3,719,024

	December 31, 2010
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value
Cash equivalents	$120	$—	$—	$—	$120
Equity funds	6,715	—	182	(651)	6,246
Fixed income funds	3,374	—	207	—	3,581
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	3,906,932	—	26,588	(3,157)	3,930,363
CMBS-Floating	49,976	—	—	(204)	49,772

Total	$3,967,117	$—	$26,977	$(4,012)	$3,990,082

[1]	The carrying value of Available-for-sale securities equals fair value.

Unrealized Losses — MBS classified as available-for-sale securities (in thousands):

	March 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS — Other US Obligations
Ginnie Mae-CMOs	$70,590	$(230)	$—	$—	$70,590	$(230)
MBS-GSE
Fannie Mae-CMOs	469,133	(1,429)	—	—	469,133	(1,429)
Fannie Mae-CMBS	49,701	(199)	—	—	49,701	(199)
Freddie Mac-CMOs	436,881	(1,834)	—	—	436,881	(1,834)

Total MBS-GSE	955,715	(3,462)	—	—	955,715	(3,462)

Total Temporarily Impaired	$1,026,305	$(3,692)	$—	$—	$1,026,305	$(3,692)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS — Other US Obligations
Ginnie Mae- CMOs	$71,922	$(192)	$—	$—	$71,922	$(192)
MBS-GSE
Fannie Mae-CMOs	374,535	(1,267)	—	—	374,535	(1,267)
Fannie Mae-CMBS	49,772	(204)	—	—	49,772	(204)
Freddie Mac-CMOs	368,652	(1,698)	—	—	368,652	(1,698)

Total MBS-GSE	792,959	(3,169)	—	—	792,959	(3,169)

Total Temporarily Impaired	$864,881	$(3,361)	$—	$—	$864,881	$(3,361)

Management of the FHLBNY has concluded that gross unrealized losses at March 31, 2011 and December 31, 2010, as summarized in the table above, were caused by interest rate changes, credit spreads widening and reduced liquidity in the applicable markets. The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis above represent temporary impairment.
Impairment analysis on Available-for-sale securities — The Bank’s portfolio of mortgage-backed securities classified as available-for-sale (“AFS”) is comprised primarily of GSE-issued collateralized mortgage obligations which are “pass through” securities. The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities. Based on the Bank’s analysis, GSE securities are performing in accordance with their contractual agreements. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. The U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements, and guarantees that exist to protect the investments. Management has not made a decision to sell such securities at March 31, 2011 or subsequently. Management also concluded that it is more likely than not that it will not be required to sell such securities before recovery of the amortized cost basis of the security. The FHLBNY believes that these securities were not other-than-temporarily impaired as of March 31, 2011 or at December 31, 2010.
The Bank has a grantor trust to fund current and future payments for its employee supplemental pension plans and investment in the trusts are classified as available-for-sale. The grantor trust invests in money market, equity and fixed-income and bond funds. Investments in equity and fixed-income funds are redeemable at short notice, and realized gains and losses from investments in the funds were not significant. No available-for-sale-securities had been pledged at March 31, 2011 and December 31, 2010.

Redemption terms
The amortized cost and estimated fair value1 of investments classified as available-for-sale, by contractual maturity, were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities
GSE/U.S. agency issued CMO
Due after ten years	$3,644,066	$3,659,171	$3,906,932	$3,930,363

GSE/U.S. agency issued CMBS
Due after five years through ten years	49,900	49,701	49,976	49,772
Fixed income funds, equity funds and cash equivalents*	10,079	10,152	10,209	9,947

Total	$3,704,045	$3,719,024	$3,967,117	$3,990,082

*	Determined to be redeemable at anytime.

[1]	The carrying value of Available-for-sale securities equals fair value.
Interest rate payment terms
The following table summarizes interest rate payment terms of investments classified as available-for-sale securities (in thousands):

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Mortgage pass-throughs-GSE/U.S. agency issued
Variable-rate*	$3,644,066	$3,659,171	$3,906,932	$3,930,363
Variable-rate CMBS*	49,900	49,701	49,976	49,772

	3,693,966	3,708,872	3,956,908	3,980,135

Fixed income funds, equity funds and cash equivalents	10,079	10,152	10,209	9,947

Total	$3,704,045	$3,719,024	$3,967,117	$3,990,082

*	LIBOR Indexed
Sale of available-for-sale securities
Sales of securities and investments designated as available-for-sales were not material in all periods in this Form 10-Q.
Note 6. Advances.
Redemption terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	March 31, 2011			December 31, 2010
		Weighted[2]			Weighted[2]
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$—	—%	—%	$196	1.15%	—%
Due in one year or less	17,115,800	1.61	23.67	16,872,651	1.77	21.94
Due after one year through two years	10,219,244	2.40	14.13	9,488,116	2.81	12.33
Due after two years through three years	7,910,627	2.82	10.94	7,221,496	2.94	9.39
Due after three years through four years	4,435,207	2.46	6.13	5,004,502	2.69	6.50
Due after four years through five years	7,534,259	3.10	10.42	6,832,709	2.93	8.88
Due after five years through six years	10,549,451	4.35	14.60	9,590,448	4.32	12.46
Thereafter	14,535,683	3.52	20.11	21,929,421	3.68	28.50

Total par value	72,300,271	2.84%	100.00%	76,939,539	3.03%	100.00%

Discount on AHP advances [1]	(36)			(42)
Hedging adjustments	3,187,142			4,260,839

Total	$75,487,377			$81,200,336

[1]	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Interest rates on AHP advances ranged from 1.25% to 3.50% at March 31, 2011 and December 31, 2010.

[2]	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.

Monitoring and evaluating credit losses
The FHLBNY closely monitors the creditworthiness of the institutions to which it lends. The FHLBNY also closely monitors the quality and value of the assets that are pledged as collateral by its members. The FHLBNY periodically assesses the mortgage underwriting and documentation standards of its borrowing members. In addition, the FHLBNY has collateral policies and restricted lending procedures in place to manage its exposure to those members experiencing difficulty in meeting their capital requirements or other standards of creditworthiness.
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
The FHLBNY has also established collateral maintenance levels for borrower collateral that are intended to help ensure that the FHLBNY has sufficient collateral to cover credit extensions reasonable expenses arising from potential collateral liquidation and other unknown factors. Collateral maintenance levels are designated by collateral type and are periodically adjusted to reflect current market and business conditions. Maintenance levels for individual borrowers may also be adjusted based on the overall financial condition of the borrower or another, third-party entity involved in the collateral relationship with the FHLBNY. Borrowers are required to maintain an amount of eligible collateral with a liquidation value at least equal to the borrower’s current collateral maintenance level. All borrowers that pledge mortgage loans as collateral are also required to provide, on a monthly or quarterly basis, a detailed listing of mortgage loans pledged. The FHLBNY uses this detailed reporting to monitor and track payment performance of the collateral and to assess the risk profile of the pledged collateral based on mortgage characteristics, geographic concentrations and other pertinent risk factors.
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

Credit Risk and Concentration Risk — Advances
While the FHLBNY has never experienced a credit loss on an advance, the expanded eligible collateral for Community Financial Institutions and non-member housing associates permitted, but not required, by the Finance Agency provides the potential for additional credit risk for the FHLBNY. It is the FHLBNY’s current policy not to accept “expanded” eligible collateral from Community Financial Institutions. The management of the FHLBNY has the policies and procedures in place to appropriately manage credit risk associated with the advance business. In extending credit to a member, the FHLBNY adheres to specific credit policy limits approved by its Board of Directors. The FHLBNY has not established limits for the concentrations of specific types of advances, but management reports the activity in advances to the Board each month. Each quarter, management reports the concentrations of convertible advances made to individual members. At March 31, 2011 and December 31, 2010, all advances were current. Management does not anticipate any credit losses, and accordingly, the FHLBNY has not provided an allowance for credit losses on advances. The FHLBNY’s potential credit risk from advances is concentrated in commercial banks, savings institutions and insurance companies. At March 31, 2011 and December 31, 2010, the Bank had advances of $51.5 billion and $54.1 billion outstanding to ten member institutions, representing 71.2% and 70.3% of total advances outstanding, and sufficient collateral was held to cover the advances to these institutions.
Collateral Coverage of Advances
Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. In addition, the FHLBNY is permitted, but not required, to accept collateral in the form of small business or agricultural loans (“expanded collateral”) from Community Financial Institutions (“CFIs”). CFIs are defined in the Housing Act as those institutions that have, as of the date of the transaction at issue, less than $1,040 million in average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the Consumer Price Index). It is the FHLBNY’s policy not to accept such expanded collateral for advances. Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances. As of March 31, 2011, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:
(1)	Allows a member to retain possession of the collateral assigned to the FHLBNY if the member executes a written security agreement and agrees to hold such collateral for the benefit of the FHLBNY; or
(2)	Requires the member specifically to assign or place physical possession of such collateral with the FHLBNY or its safekeeping agent.
Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member to the FHLBNY priority over the claims or rights of any other party. The two exceptions are claims that would be entitled to priority under otherwise applicable law or perfected security interests. All member obligations with the Bank were fully collateralized throughout their entire term. The total of collateral pledged to the Bank includes excess collateral pledged above the Bank’s minimum collateral requirements. However, a “Maximum Lendable Value” is established to ensure that the Bank has sufficient eligible collateral securing credit extensions. The Maximum Lendable Value ranges from 90 percent to 70 percent for mortgage collateral and is applied to the lesser of book or market value. For securities, it ranges from 97 percent to 67 percent and is applied to the market value. There are not any Maximum Lendable Value ranges for deposit collateral pledged. It is common for members to maintain excess collateral positions with the Bank for future liquidity needs. Based on several factors (e.g. advance type, collateral type or member financial condition) members are required to comply with specified collateral requirements, including but not limited to a detailed listing of pledged mortgage collateral and/or delivery of pledged collateral to the Bank or its designated collateral custodian(s). For example, all pledged securities collateral must be delivered to the Bank’s nominee name at Citibank, N.A., its securities safekeeping custodian. Mortgage collateral that is required to be in the Bank’s possession is typically delivered to the Bank’s Jersey City, New Jersey facility. However, in certain instances, delivery to a Bank approved custodian may be allowed. In both instances, the members provide periodic listings updating the information of the mortgage collateral in possession.
The following table summarizes pledged collateral in support of advances at March 31, 2011 and December 31, 2010 (in thousands):
Collateral Supporting Advances to Members

		Underlying Collateral for Advances
		Mortgage	Securities and
	Advances[1]	Loans[2]	Deposits[2]	Total[2]

March 31, 2011	$72,300,271	$100,212,737	$40,990,062	$141,202,799

December 31, 2010	$76,939,539	$99,348,492	$42,461,442	$141,809,934

[1]	Par value

[2]	Estimated market value
The level of over-collateralization is on an aggregate basis and may not necessarily be indicative of a similar level of over-collateralization on an individual member basis. At a minimum, each member pledged sufficient collateral to adequately secure the member’s outstanding obligation with the FHLBNY. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs.

The following table summarizes pledged collateral in support of other member obligations (other than advances) at March 31, 2011 and December 31, 2010 (in thousands):
Collateral Supporting Member Obligations Other Than Advances

		Underlying Collateral for Other Obligations
	Other	Mortgage	Securities and
	Obligations[1]	Loans[2]	Deposits[2]	Total [2]

March 31, 2011	$2,386,148	$7,035,254	$193,866	$7,229,120

December 31, 2010	$2,057,501	$5,772,835	$213,620	$5,986,455

[1]	Standby financial letters of credit, derivatives and members’ credit enhancement guarantee amount. (“MPFCE”)

[2]	Estimated market value
The outstanding member obligations consisted primarily of standby letters of credit, a small amount of collateralized value of outstanding derivatives, and members’ credit enhancement guarantee amount (“MPFCE”) on loans sold to the FHLBNY through the Mortgage Partnership Finance program. The FHLBNY’s underwriting and collateral requirements for securing Letters of Credit are the same as its requirements for securing advances.
The following table shows the breakdown of collateral pledged by members between those that were specifically listed and those in the physical possession or that of its safekeeping agent (in thousands):
Location of Collateral Held

	Estimated Market Values
	Collateral in	Collateral	Collateral	Total
	Physical	Specifically	Pledged for	Collateral
	Possession	Listed	AHP	Received
March 31, 2011	$46,965,149	$101,574,225	$(107,455)	$148,431,919

December 31, 2010	$48,604,470	$99,289,202	$(97,283)	$147,796,389

Total collateral pledged to the FHLBNY includes excess collateral pledged above the FHLBNY’s minimum collateral requirements. However, the amount reported under the “Total Collateral Received column excludes collateral pledged for AHP obligations.
In addition, the FHLBNY has a lien on each member’s investment in the capital stock of the FHLBNY.
Credit Risk. The FHLBNY has never experienced a credit loss on an advance. The management of the Bank has policies and procedures in place to appropriately manage credit risk. There were no past due advances and all advances were current for all periods in this report. Management does not anticipate any credit losses, and accordingly, the Bank has not provided an allowance for credit losses on advances. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and insurance companies.
Concentration of advances outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 19, Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all of these institutions and it does not expect to incur any credit losses.

Note 7. Mortgage Loans Held-for-Portfolio.
Mortgage Partnership Finance® program loans, or (MPF®), constitute the majority of the mortgage loans held-for-portfolio. The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from its participating financial institutions (“PFIs”). The members retain servicing rights and may credit-enhance the portion of the loans participated to the FHLBNY. No intermediary trust is involved.
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2011		December 31, 2010
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Real Estate*:
Fixed medium-term single-family mortgages	$337,796	26.58%	$342,081	27.05%
Fixed long-term single-family mortgages	932,929	73.40	918,741	72.65
Multi-family mortgages	279	0.02	3,799	0.30

Total par value	1,271,004	100.00%	1,264,621	100.00%

Unamortized premiums	11,524		11,333
Unamortized discounts	(4,271)		(4,357)
Basis adjustment [1]	(397)		(33)

Total mortgage loans held-for-portfolio	1,277,860		1,271,564
Allowance for credit losses	(6,969)		(5,760)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,270,891		$1,265,804

[1]	Represents fair value basis of open and closed delivery commitments.

*	Conventional mortgages constituted the majority of mortgage loans held-for-portfolio.
Acquisitions were not significant and no loans were transferred to the “loan-for-sale” category. From time-to-time, the Bank may request a PFI to purchase loans if the loan failed to comply with the MPF loan standards and these have been de minimis in all periods in this report.
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers (See Note 1 — Significant Accounting Policies and Estimates in the Bank’s most recent Form 10-K filed on March 25, 2011). The first layer is typically 100 basis points but this varies with the particular MPF program. The amount of the first layer, or First Loss Account (“FLA”), was estimated as $12.3 million and $12.0 million at March 31, 2011 and December 31, 2010. The FLA is not recorded or reported as a reserve for loan losses as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued were $0.3 million and $0.4 million for the three months ended March 31, 2011 and 2010, and reported as a reduction to mortgage loan interest income. The amount of charge-offs in each period reported was insignificant and it was not necessary for the FHLBNY to recoup any losses from the PFIs.
Allowance methodology for loan losses. The Bank performs periodic reviews of individual impaired mortgage loans within the MPF loan portfolio to identify the potential for losses inherent in the portfolio and to determine the likelihood of collection of the principal and interest. Mortgage loans that are past due 90 days or more past due or classified under regulatory criteria (Sub-standard, doubtful or Loss) are evaluated separately on a loan level basis for impairment. The FHLBNY bases its provision for credit losses on its estimate of probable credit losses inherent in the impaired MPF loan. The FHLBNY computes the provision for credit losses without considering the private mortgage insurance and other accompanying credit enhancement features (except the “First Loss Account”) to provide credit assurance to the FHLBNY. If adversely classified, or past due 90 days or more, reserves for conventional mortgage loans, except FHA- and VA-insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses are fully reserved.
When a loan is foreclosed and the Bank takes possession of real estate, the Bank will charge to the loan loss reserve account any excess of the carrying value of the loan over the net realizable value of the foreclosed loan.
FHA- and VA- insured mortgage loans have minimal inherent credit risk. Risk of such loans generally arises from servicers defaulting on their obligations. If adversely classified, the FHLBNY will have reserves established only in the event of a default of a PFI, and reserves would be based on the estimated costs to recover any uninsured portion of the MPF loan.
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

Allowance for loan losses
The following provides a roll-forward analysis of the allowance for credit losses 1 (in thousands):

	Three months ended March 31,
	2011	2010
Allowance for credit losses:
Beginning balance	$5,760	$4,498
Charge-offs	(615)	(33)
Recoveries	51	5
Provision for credit losses on mortgage loans	1,773	709

Ending balance	$6,969	$5,179

Ending balance, individually evaluated for impairment	$6,969

Recorded investment, end of period:
Individually evaluated for impairment	$27,526

[1]	The Bank does not assess impairment on a collective basis.
Non-performing loans
Non-accrual loans are reported in the table below. Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements. As of March 31, 2011 and December 31, 2010, the FHLBNY had no investment in impaired mortgage loans, other than the non-accrual loans.
The following table contrasts Non-performing loans and 90 day past due loans1 to total mortgage (in thousands):

	March 31, 2011	December 31, 2010
Mortgage loans, net of provisions for credit losses	$1,270,891	$1,265,804

Non-performing mortgage loans	$27,526	$26,781

Insured MPF loans past due 90 days or more and still accruing interest	$526	$574

[1]	Includes loans classified as sub-standard, doubtful or loss under regulatory criteria.
The following table summarizes the recorded investment, the unpaid principal balance and related allowance for impaired loans (individually assessed for impairment), and the average recorded investment of impaired loans 1 & 2 (in thousands):

	March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized[2]
With no related allowance:
Conventional MPF Loans[1]	$4,218	$4,201	$—	$4,598	$—

	$4,218	$4,201	$—	$4,598	$—

With an allowance:
Conventional MPF Loans[1]	$23,308	$23,324	$6,969	$22,861	$—

	$23,308	$23,324	$6,969	$22,861	$—

Total:
Conventional MPF Loans[1]	$27,526	$27,525	$6,969	$27,459	$—

	$27,526	$27,525	$6,969	$27,459	$—

	December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized[2]
With no related allowance:
Conventional MPF Loans[1]	$5,876	$5,856	$—	$4,867	$—

	$5,876	$5,856	$—	$4,867	$—

With an allowance:
Conventional MPF Loans[1]	$20,909	$20,925	$5,760	$18,402	$—

	$20,909	$20,925	$5,760	$18,402	$—

Total:
Conventional MPF Loans[1]	$26,785	$26,781	$5,760	$23,269	$—

	$26,785	$26,781	$5,760	$23,269	$—

[1]	Based on analysis of the nature of risks of the Bank’s investments in MPF loans, including its methodologies for identifying and measuring impairment, the management of the FHLBNY has determined that presenting such loans as a single class is appropriate.

[2]	Insured loans were not considered impaired. The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.

Mortgage loans — Interest on Non-performing loans
The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Three months ended March 31,
	2011	2010
Interest contractually due [1]	$407	$310
Interest actually received	372	279

Shortfall	$35	$31

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.
Recorded investments 1 in MPF loans that were past due loans and real-estate owned are summarized below (in thousands):

	March 31, 2011			December 31, 2010
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$22,773	$767	$—	$19,651	$768	$—
Past due 60 - 89 days	6,011	112	—	6,437	207	—
Past due 90 days or more	27,526	530	—	26,785	577	—

Total past due	56,310	1,409	—	52,873	1,552	—

Total current loans	1,220,268	4,865	279	1,214,725	4,119	3,799

Total mortgage loans	$1,276,578	$6,274	$279	$1,267,598	$5,671	$3,799

Other delinquency statistics:
Loans in process of foreclosure, included above	$16,976	$325	$—	$14,615	$284	$—

Serious delinquency rate	2.21%	8.40%	—%	2.14%	10.11%	—%

Serious delinquent loans total used in calculation of serious delinquency rate	$28,214	$527	$—	$27,112	$573	$—

Past due 90 days or more and still accruing interest	$—	$527	$—	$—	$573	$—

Loans on non-accrual status	$27,526	$—	$—	$26,785	$—	$—

Troubled debt restructurings	$—	$—	$—	$—	$—	$—

Real estate owned	$670			$600

[1]	Recorded investments include accrued interest receivable and would not equal reported carrying values.
Certain comparative data were reclassified to conform to the presentation adopted as of March 31, 2011, and had no impact on the financial conditions, results of operations or cash flows since the reclassification impacted disclosures only.
Note 8. Deposits.
The FHLBNY accepts demand, overnight and term deposits from its members. A member that services mortgage loans may deposit in the FHLBNY funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.
The following table summarizes term deposits (in thousands):

	March 31, 2011	December 31, 2010

Due in one year or less	$43,800	$42,700

Total term deposits	$43,800	$42,700

Note 9. Borrowings.
Securities sold under agreements to repurchase
The FHLBNY did not have any securities sold under agreement to repurchase as of March 31, 2011 and December 31, 2010. Terms, amounts and outstanding balances of borrowings from other Federal Home Loan Banks are described under Note 18 — Related Party Transactions.
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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	March 31, 2011	December 31, 2010
Percentage of unpledged qualifying assets to consolidated obligations	110%	110%

The following summarizes consolidated obligations issued by the FHLBNY and outstanding at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010

Consolidated obligation bonds-amortized cost	$68,050,887	$71,114,070
Fair value basis adjustments	473,369	622,593
Fair value basis on terminated hedges	468	501
FVO-valuation adjustments and accrued interest	5,257	5,463

Total Consolidated obligation-bonds	$68,529,981	$71,742,627

Discount notes-amortized cost	$19,504,022	$19,388,317
FVO-valuation adjustments and remaining accretion	3,137	3,135

Total Consolidated obligation-discount notes	$19,507,159	$19,391,452

Redemption Terms of consolidated obligation bonds
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2011			December 31, 2010
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate [1]	of Total	Amount	Rate [1]	of Total

One year or less	$32,657,200	0.82%	48.09%	$33,302,200	0.91%	46.91%
Over one year through two years	13,108,225	1.38	19.30	17,037,375	1.12	24.00
Over two years through three years	10,607,250	2.12	15.62	9,529,950	2.21	13.43
Over three years through four years	4,060,080	2.65	5.98	3,689,355	2.82	5.20
Over four years through five years	3,777,300	2.32	5.56	4,001,400	2.36	5.64
Over five years through six years	573,700	3.22	0.85	462,500	3.34	0.65
Thereafter	3,121,315	3.91	4.60	2,959,200	4.04	4.17

	67,905,070	1.49%	100.00%	70,981,980	1.46%	100.00%

Bond premiums	176,028			163,830
Bond discounts	(30,211)			(31,740)
Fair value basis adjustments	473,369			622,593
Fair value basis adjustments on terminated hedges	468			501
FVO-valuation adjustments and accrued interest	5,257			5,463

	$68,529,981			$71,742,627

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps. The weighted average coupon of bonds outstanding at March 31, 2011 and December 31, 2010 represent contractual coupons payable to investors.
Amortization of bond premiums and discounts resulted in net reduction of interest expense of $12.7 million and $7.2 million for the three months ended March 31, 2011 and 2010. Amortization of basis adjustments from terminated hedges were $1.0 million and $1.6 million, and were recorded as an expense for the three months ended March 31, 2011 and 2010.
In the three months ended March 31, 2011, the Bank transferred and retired $478.6 million of consolidated obligation bonds, resulting in a charge to Net income of $52.0 million. The transfers and retirements were at negotiated market rates. There were no retirements and transfers of debt in the same period in 2010.

Discount Notes
Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding consolidated discount notes were as follows (dollars in thousands):

	March 31, 2011	December 31, 2010

Par value	$19,509,575	$19,394,503

Amortized cost	$19,504,022	$19,388,317
Fair value option valuation adjustments	3,137	3,135

Total	$19,507,159	$19,391,452

Weighted average interest rate	0.11%	0.16%

Note 11. Capital Stock and Mandatorily Redeemable Capital Stock.
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
Members can redeem Class A stock by giving six months’ notice, and redeem Class B stock by giving five years notice. Only “permanent” capital, defined as retained earnings and Class B stock, satisfies the FHLBank risk-based capital requirement. In addition, the GLB Act specifies a 5.0 percent minimum leverage ratio based on total capital and a 4.0 percent minimum capital ratio. The latter ratio does not include the 1.5 weighting factor applicable to the permanent capital used in determining compliance with the 5.0 percent minimum leverage ratio.
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
Any member that withdraws from membership must wait five years from the divestiture date for all capital stock that is held as a condition of membership, unless the institution has cancelled its notice of withdrawal prior to that date and before being readmitted to membership in any FHLBank. Commencing in 2008, the Bank at its discretion may repay a non-member’s membership stock before the end of the five-year waiting period.
The FHLBNY is subject to risk-based capital rules. Specifically, the FHLBNY is subject to three capital requirements under its capital plan. First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, its market risk, and operations risk capital requirements calculated in accordance with the FHLBNY policy, rules, and regulations of the Finance Agency. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Agency may require the FHLBNY to maintain an amount of permanent capital greater than what is required by the risk-based capital requirements. In addition, the FHLBNY is required to maintain at least a 4.0% total capital-to-asset ratio and at least a 5.0% leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 time divided by total assets. The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods presented.
The FHLBNY’s Capital Plan allows the Bank to recalculate the membership stock purchase requirement any time after 30 days subsequent to a merger. The Capital Plan also permits the FHLBNY to use a zero mortgage asset base in performing the calculation, which recognizes the fact that the corporate entity that was once its member no longer exists. The Capital Plan would allow the FHLBNY to determine that all of the membership stock formerly held by the member becomes excess stock, which would give the FHLBNY the discretion, but not the obligation, to repurchase that stock prior to the expiration of the five-year notice period.

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
The Finance Agency has established criteria for each of the following capital classifications, based on the amount and type of capital held by an FHLBank: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. This regulation defines critical capital levels for the FHLBanks, establishes the criteria for each of the capital classifications identified in the Housing Act and implements the Finance Agency’s prompt correction action authority over the FHLBanks. On July 20, 2009, the Finance Agency published Advisory Bulletin 2009-AB-01, which identified preliminary FHLBank capital classifications as a form of supervisory correspondence that should be treated by an FHLBank as unpublished information. Under this Advisory Bulletin, preliminary FHLBank capital classifications should be publicly disclosed only if the information is material to that FHLBank’s financial condition and business operations, provided that the disclosure is limited to a recital of the factual content of the unpublished information. (See Note 14 to the audited financial statements filed on March 25, 2011).
The FHLBNY met the “adequately capitalized” classification, which is the highest rating, under the Capital Rule. However, the Finance Agency has discretion to reclassify an FHLBank and to modify or add to the corrective action requirements for a particular capital classification.
Risk-based capital
The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	March 31, 2011		December 31, 2010
	Required[4]	Actual	Required[4]	Actual
Regulatory capital requirements:
Risk-based capital[1]	$548,640	$5,099,440	$538,917	$5,304,272
Total capital-to-asset ratio	4.00%	5.27%	4.00%	5.30%
Total capital[2]	$3,874,953	$5,106,409	$4,008,483	$5,310,032
Leverage ratio	5.00%	7.90%	5.00%	7.95%
Leverage capital[3]	$4,843,692	$7,656,129	$5,010,604	$7,962,168

[1]	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

[2]	Required “Total capital” is 4.0% of total assets. Actual “Total capital” is Actual “Risk-based capital” plus allowance for credit losses. Does not include reserves for the Lehman Brothers receivable which is a specific reserve.

[3]	Actual “Leverage capital” is Actual “Risk-based capital” times 1.5 plus allowance for loan losses.

[4]	Required minimum.
Mandatorily redeemable capital stock
Generally, the FHLBNY’s capital stock is redeemable at the option of either the member or the FHLBNY subject to certain conditions, including the provisions under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.
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

Anticipated redemptions of mandatorily redeemable capital stock were as follows (in thousands):

	March 31, 2011	December 31, 2010

Redemption less than one year	$37,418	$27,875
Redemption from one year to less than three years	4,959	17,019
Redemption from three years to less than five years	459	2,035
Redemption after five years or greater	16,290	16,290

Total	$59,126	$63,219

Anticipated redemptions assume the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances. Commencing January 1, 2008, the Bank has exercised its discretionary authority provided under its Capital Plan to also redeem non-members’ membership stock.
Voluntary withdrawal from membership — As of March 31, 2011, one member had formally notified the Bank of its intent to withdraw from membership and voluntarily redeem its capital stock. There was one termination from membership due to insolvency for the three months ended March 31, 2011. In the same period in 2010, two members became non-members due to insolvency.
Members acquired by non-members — No member became a non-member during the three months ended March 31, 2011 and in the same period in 2010. When a member is acquired by a non-member, the FHLBNY reclassifies stock of the member to a liability on the day the member’s charter is dissolved. Under existing practice, the FHLBNY repurchases stock held by former members if such stock is considered “excess” and is no longer required to support outstanding advances. Membership stock held by former members is reviewed and repurchased annually.
The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended March 31,
	2011	2010

Beginning balance	$63,219	$126,294
Capital stock subject to mandatory redemption reclassified from equity	98	1,410
Redemption of mandatorily redeemable capital stock [1]	(4,191)	(22,512)

Ending balance	$59,126	$105,192

Accrued interest payable	$847	$1,495

[1]	Redemption includes repayment of excess stock. (The annualized accrual rates were 5.80% for March 31, 2011 and 5.60% for March 31, 2010.)
Note 12. Total Comprehensive Income.
Total comprehensive income is comprised of Net income and Accumulated other comprehensive income (loss) (“AOCI”), which includes unrealized gains and losses on available-for-sale securities, cash flow hedging activities, employee supplemental retirement plans, and the non-credit portion of OTTI on HTM securities. Changes in AOCI and total comprehensive income were as follows for the three months ended March 31, 2011 and 2010 (in thousands):

		Non-credit	Reclassification			Accumulated
	Available-	OTTI on HTM	of Non-credit	Cash	Supplemental	Other		Total
	for-sale	Securities,	OTTI to	Flow	Retirement	Comprehensive	Net	Comprehensive
	Securities	Net of accretion	Net Income	Hedges	Plans	Income (Loss)	Income	Income
Balance, December 31, 2009	(3,409)	(113,562)	2,992	(22,683)	(7,877)	(144,539)

Net change	14,930	2,363	1,595	2,132	—	21,020	$53,640	$74,660

Balance, March 31, 2010	$11,521	$(111,199)	$4,587	$(20,551)	$(7,877)	$(123,519)

Balance, December 31, 2010	22,965	(101,560)	8,634	(15,196)	(11,527)	(96,684)

Net change	(7,986)	3,285	370	3,728	—	(603)	$70,981	$70,378

Balance, March 31, 2011	$14,979	$(98,275)	$9,004	$(11,468)	$(11,527)	$(97,287)

Note 13. Earnings Per Share of Capital.
The following table sets forth the computation of earnings per share (dollars in thousands except per share amounts):

	Three months ended March 31,
	2011	2010

Net income	$70,981	$53,640

Net income available to stockholders	$70,981	$53,640

Weighted average shares of capital	44,733	50,372
Less: Mandatorily redeemable capital stock	(592)	(1,084)

Average number of shares of capital used to calculate earnings per share	44,141	49,288

Basic earnings per share	$1.61	$1.09

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
In addition, the Bank maintains a Benefit Equalization Plan (“BEP”) that restores defined benefits and contribution benefits to those employees who have had their qualified defined benefit and defined contribution benefits limited by IRS regulations. The contribution component of the BEP is a supplemental defined contribution plan. The plan’s liability consists of the accumulated compensation deferrals and accrued interest on the deferrals. The BEP is an unfunded plan. The Bank has a grantors trust to meet future benefit obligations and current payments to beneficiaries in the supplemental pension plans. The Bank also offers a Retiree Medical Benefit Plan, which is a postretirement health benefit plan. There are no funded plan assets that have been designated to provide postretirement health benefits.
Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010

Defined Benefit Plan	$26,467	$1,312
Benefit Equalization Plan (defined benefit)	695	570
Defined Contribution Plan	351	235
Postretirement Health Benefit Plan	285	281

Total retirement plan expenses	$27,798	$2,398

In March 2011, the FHLBNY contributed $24.0 million to its Defined Benefit Plan to eliminate a funding shortfall. Prior to the contribution, the DB Plan’s adjusted funding target attainment percentage (“AFTAP”) was 79.93% (80%). The AFTAP equals DB Plan assets divided by plan liabilities. Under the Pension Protection Act of 2006 (“PPA”), if the AFTAP in any future year is less than 80%, then the DB Plan will be restricted in its ability to provided increased benefits and /or lump sum distributions. If the AFTAP in any future year is less than 60%, then benefit accruals will be frozen. The contribution to the DB Plan was charged to Net income for the three months ended March 31, 2011. Subsequent to the contribution, the AFTAP was about 96%.
Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	Three months ended March 31,
	2011	2010
Service cost	$165	$163
Interest cost	323	279
Amortization of unrecognized prior service cost	(13)	(17)
Amortization of unrecognized net loss	220	145

Net periodic benefit cost	$695	$570

Key assumptions and other information for the actuarial calculations to determine current period’s benefit obligations for the BEP plan were as follows (dollars in thousands):

	March 31, 2011	December 31, 2010

Discount rate *	5.35%	5.35%
Salary increases	5.50%	5.50%
Amortization period (years)	8	8
Benefits paid during the period	$(1,006)**	$(515)

*	The discount rate was based on the Citigroup Pension Liability Index at December 31, 2010 and adjusted for duration.

**	Forecast for the entire year.
Postretirement Health Benefit Plan
The FHLBNY has a postretirement health benefit plan for retirees called the Retiree Medical Benefit Plan. Employees over the age of 55 are eligible provided they have completed ten years of service after age 45.
Components of the net periodic benefit cost for the postretirement health benefit plan were (in thousands):

	Three months ended March 31,
	2011	2010

Service cost (benefits attributed to service during the period)	$180	$157
Interest cost on accumulated postretirement health benefit obligation	221	229
Amortization of loss	67	78
Amortization of prior service cost/(credit)	(183)	(183)

Net periodic postretirement health benefit cost	$285	$281

The measurement date used to determine current period’s benefit obligation was December 31, 2010.
Key assumptions and other information to determine current period’s obligation for the postretirement health benefit plan were as follows:

	March 31, 2011	December 31, 2010

Weighted average discount rate	5.35%	5.35%

Health care cost trend rates:
Assumed for next year	9.00%	9.00%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2016	2016
Post 65 Ultimate rate	6.00%	6.00%
Post 65 Year that ultimate rate is reached	2016	2016
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line
The discount rate was based on the Citigroup Pension Liability Index at December 31, 2010 and adjusted for duration.
Note 15. Derivatives and Hedging Activities.
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
In an economic hedge, a derivative hedges specific or non-specific underlying assets, liabilities or firm commitments, but the hedge does not qualify for hedge accounting under the accounting standards for derivatives and hedging; it is, however, an acceptable hedging strategy under the FHLBNY’s risk management program. These strategies also comply with the Finance Agency’s regulatory requirements prohibiting speculative use of derivatives. An economic hedge introduces the potential for earnings variability due to the changes in fair value recorded on the derivatives that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. The FHLBNY will execute an interest rate swap to match the terms of an asset or liability that is elected under the Fair Value Option (“FVO”) and the swap is also considered as an economic hedge to mitigate the volatility of the FVO designated asset or liability due to change in the full fair value of the designated asset or liability. The FHLBNY elected to use the FVO for certain consolidated obligation debt and executed interest rate swaps to offset the fair value changes of the bonds.

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
Hedging activities
Consolidated Obligations — The FHLBNY manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflows on the derivative with the cash outflow on the consolidated obligation. While consolidated obligations are the joint and several obligations of the FHLBanks, one or more FHLBanks may individually serve as counterparties to derivative agreements associated with specific debt issues. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and each of those FHLBanks could simultaneously enter into a matching derivative in which the counterparty pays to the FHLBank fixed cash flows designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligations. When such transactions qualify for hedge accounting they are treated as fair value hedges under the accounting standards for derivatives and hedging. The FHLBNY has also elected to use the FVO for certain consolidated obligation bonds and discount notes and these were measured under the accounting standards at fair value. To mitigate the volatility resulting from changes in fair values of bonds and notes designated under the FVO, the Bank has also executed interest rate swaps as economic hedges of the bonds and notes.
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

The Bank has not elected to use the FVO for any mortgage loans. No mortgage loan has been hedged with a derivative. The Bank considers a “delivery commitment” to purchase mortgage loans to be a derivative. See description below for the accounting of delivery commitments.
Firm Commitment Strategies — Mortgage delivery commitments are considered derivatives under the accounting standards for derivatives and hedging, and the FHLBNY accounts for them as freestanding derivatives, recording the fair values of mortgage loan delivery commitments on the balance sheet with an offset to current period earnings. Fair values were de minimis for all periods reported.
The FHLBNY may also hedge a firm commitment for a forward starting advance through the use of an interest-rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance. The basis movement associated with the firm commitment will be added to the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment will then be amortized into interest income over the life of the advance. If a hedged firm commitment no longer qualified as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings. There were no material amounts of gains and losses recognized due to disqualification of firm commitment hedges in any periods in this report.
Forward Settlements — There were no forward settled securities that would settle outside the shortest period of time for the settlement of such securities in any period ends in this report.
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
In the three months ended March 31, 2011, the Bank entered into an interest rate swap agreement with an unrelated swap dealer and designated it as a hedge of the variable quarterly interest payments on a 9-year discount note borrowing program expected to be accomplished by a series of issuances of $150.0 million discount notes with 91-day terms. The FHLBNY will continue issuing new 91-day discount notes over the next 9 years as each outstanding discount note matures. The interest on the FHLBank discount note is expected to be highly correlated with 3-month LIBOR and will be determined each time the note is issued. The interest rate swap requires a settlement every 91 days, and the variable rate, which is based on the 3-month LIBOR, is reset immediately following each payment. The swap is expected to eliminate the risk of variability of cash flows for each forecasted discount note issuances every 91 days. The FHLBNY performs prospective hedge effectiveness analysis every 91 days and a retrospective hedge effectiveness analysis every quarter. The fair value of the interest rate swap is recorded in AOCI and ineffectiveness, if any, is measured using the “hypothetical derivative method” and recorded in earnings. The effective portion remains in AOCI. The Bank monitors the credit standing of the derivative counterparty each quarter.
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
Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations. Fair values of the swaps sold to members net of the fair values of swaps purchased from derivative counterparties were not material at any periods in this report. Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.
Economic hedges — Economic hedges comprised primarily of: (1) Short- and medium-term interest rate swaps that hedged the basis risk (Prime rate, Fed fund rate, and the 1-month LIBOR index) of variable-rate bonds issued by the FHLBNY. These swaps were considered freestanding and changes in the fair values of the swaps were recorded through income. The FHLBNY believes the operational cost of designating the basis hedges in a qualifying hedge would outweigh the benefits of applying hedge accounting. (2) Interest rate caps hedging balance sheet risk, primarily certain capped floating-rate investment securities, were considered freestanding derivatives with fair value changes recorded through Other income (loss) as a Net realized and unrealized gain or loss on derivatives and hedging activities. (3) Interest rate swaps that had previously qualified as hedges under the accounting standards for derivatives and hedging, but had been subsequently de-designated from hedge accounting as they were assessed as being not highly effective hedges. (4) Interest rate swaps executed to offset the fair value changes of bonds designated under the FVO.
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
The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives. When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure (less collateral held) represents the appropriate measure of credit risk. Substantially all derivative contracts are subject to master netting agreements or other right of offset arrangements. At March 31, 2011 and December 31, 2010, the Bank’s credit exposure, representing derivatives in a fair value net gain position, was approximately $25.0 million and $22.0 million after the recognition of any cash collateral held by the FHLBNY. The credit exposures at March 31, 2011 and December 31, 2010 included $19.2 million and $6.1 million in net interest receivable.
Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of FHLBNY with respect to derivative contracts. Derivative counterparties’ exposure to the FHLBNY is measured by derivatives in a fair value loss position from the FHLBNY’s perspective, which from the counterparties’ perspective is a gain. At March 31, 2011 and December 31, 2010, derivatives in a net unrealized loss position, which represented the counterparties’ exposure to the potential non-performance risk of the FHLBNY, were $839.7 million and $954.9 million after deducting $1.9 billion and $2.7 billion of cash collateral pledged by the FHLBNY at those dates to the exposed counterparties. The FHLBNY is exposed to the risk of derivative counterparties defaulting on the terms of the derivative contracts and failing to return cash deposited with counterparties. If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties. To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged is exposed to credit risk. Derivative counterparties holding the FHLBNY’s cash as pledged collateral were rated Single-A or better at March 31, 2011, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.
Impact of rating downgrade — The FHLBNY transacts in derivative transactions directly with unaffiliated derivatives dealers under ISDA agreements. Each of the ISDA agreements also includes Credit Support Amount (“CSA”) provisions, which provide for collateral postings at various ratings and threshold levels and the continuation of the FHLBNY’s status as a government sponsored enterprise (“GSE”). The aggregate fair value of the FHLBNY’s derivative instruments that were in a net liability position at March 31, 2011 was approximately $839.7 million. Many of the CSA agreements stipulate that so long as the FHLBNY retains its GSE status, ratings downgrades would not result in the posting of additional collateral. Other CSA agreements would require the FHLBNY to post additional collateral based solely on an adverse change in the credit rating of the FHLBNY. On the assumption that the FHLBNY will retain its status as a GSE, the FHLBNY estimates that at March 31, 2011, a one-notch downgrade of FHLBNY’s credit rating (currently is assigned Triple-A by both Moody’s and S&P) to Aa by Moody’s Investor Services (Moody’s) and AA by Standard & Poor’s (S&P), would permit counterparties to make additional collateral calls of up to $440.3 million. Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of March 31, 2011.

The following table summarizes outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	March 31, 2011
	Notional Amount of		Derivative
	Derivatives	Derivative Assets	Liabilities
Fair value of derivatives instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$91,722,304	$853,120	$3,590,893
Interest rate swaps-cash flow hedges	205,000	2,357	—

Total derivatives in hedging instruments	91,927,304	855,477	3,590,893

Derivatives not designated as hedging instruments
Interest rate swaps	23,897,530	22,248	13,403
Interest rate caps or floors	1,900,000	38,290	105
Mortgage delivery commitments	25,197	73	29
Other*	550,000	6,265	5,634

Total derivatives not designated as hedging instruments	26,372,727	66,876	19,171

Total derivatives before netting and collateral adjustments	$118,300,031	922,353	3,610,064

Netting adjustments		(897,389)	(897,389)
Cash collateral and related accrued interest		—	(1,872,965)

Total collateral and netting adjustments		(897,389)	(2,770,354)

Total reported on the Statements of Condition		$24,964	$839,710

	December 31, 2010
	Notional Amount of		Derivative
	Derivatives	Derivative Assets	Liabilities

Fair value of derivatives instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$93,840,813	$944,807	$4,661,102
Interest rate swaps-cash flow hedges	—	—	—

Total derivatives in hedging instruments	93,840,813	944,807	4,661,102

Derivatives not designated as hedging instruments
Interest rate swaps	24,400,547	23,911	12,543
Interest rate caps or floors	1,900,000	41,881	107
Mortgage delivery commitments	29,993	9	523
Other*	550,000	6,069	5,392

Total derivatives not designated as hedging instruments	26,880,540	71,870	18,565

Total derivatives before netting and collateral adjustments	$120,721,353	1,016,677	4,679,667

Netting adjustments		(994,667)	(994,667)
Cash collateral and related accrued interest		—	(2,730,102)

Total collateral and netting adjustments		(994,667)	(3,724,769)

Total reported on the Statements of Condition		$22,010	$954,898

*	Other: Comprised of swaps intermediated for members.
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
When the FHLBNY elects to measure certain debt under the accounting designation for FVO, the Bank will typically execute a derivative as an economic hedge of the debt. Fair value changes of the derivatives are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income. Fair value changes of the debt designated under the FVO are also recorded in Other income (loss) as an unrealized (loss) or gain from Instruments held at fair value.
Components of hedging gains and losses from derivatives and hedging activities for the three months ended March 31, 2011 are summarized below (in thousands):

	Three months ended March 31, 2011
				Effect of
				Derivatives on
	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest
	Derivative	Hedged Item	Impact	Income [1]

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$551,846	$(495,509)	$56,337	$(440,823)
Consolidated obligations	(146,891)	148,688	1,797	134,999

Net gain (loss) related to fair value hedges	404,955	(346,821)	58,134	(305,824)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	683	—	683	—
Consolidated obligations-bonds	(211)	—	(211)	—
Consolidated obligations-discount notes	—	—	—	—
Member intermediation	(46)	—	(46)	—
Balance sheet-macro hedges swaps	—	—	—	—
Accrued interest-swaps	2,703	—	2,703	—
Accrued interest-intermediation	46	—	46	—
Caps and floors
Advances	(18)	—	(18)	—
Balance sheet	(3,589)	—	(3,589)	—
Accrued interest-options	—	—	—	—
Mortgage delivery commitments	169	—	169	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	(2,594)	—	(2,594)	—
Consolidated obligations-discount notes	(861)	—	(861)	—
Accrued interest on swaps	10,154	—	10,154	—

Net gain (loss) related to derivatives not designated as hedging instruments	6,436	—	6,436	—

Total	$411,391	$(346,821)	$64,570	$(305,824)

Components of hedging gains and losses from derivatives and hedging activities for the three months ended March 31, 2010 are summarized below (in thousands):

	Three months ended March 31, 2010
				Effect of
				Derivatives on
	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest
	Derivative	Hedged Item	Impact	Income [1]

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(152,087)	$152,706	$619	$(530,377)
Consolidated obligations	52,236	(48,232)	4,004	172,777

Net gain (loss) related to fair value hedges	(99,851)	104,474	4,623	(357,600)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	(840)	—	(840)	—
Consolidated obligations-bonds	(13,309)	—	(13,309)	—
Consolidated obligations-discount notes	(2,332)	—	(2,332)	—
Member intermediation	(3)	—	(3)	—
Balance sheet-macro hedges swaps	173	—	173	—
Accrued interest-swaps	29,469	—	29,469	—
Accrued interest-intermediation	23	—	23	—
Caps and floors
Advances	(289)	—	(289)	—
Balance sheet	(30,427)	—	(30,427)	—
Accrued interest-options	(1,989)	—	(1,989)	—
Mortgage delivery commitments	149	—	149	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	6,638	—	6,638	—
Consolidated obligations-discount notes	—	—	—	—
Accrued interest on swaps	7,751	—	7,751	—

Net gain (loss) related to derivatives not designated as hedging instruments	(4,986)	—	(4,986)	—

Total	$(104,837)	$104,474	$(363)	$(357,600)

[1]	Represents interest expense and income generated from hedge qualifying interest-rate swaps that were recorded with interest income and expense of the hedged — bonds, discount notes, and advances.
Cash Flow hedges
For the three months ended March 31, 2011, the Bank entered into an interest rate swap agreement with an unrelated swap dealer and designated it as a hedge of the variable quarterly interest payments on a 9-year discount note borrowing program expected to be accomplished by a series of issuances of $150.0 million discount notes with 91-day terms. The FHLBNY will continue issuing new 91-day discount notes over the next 9 years as each outstanding discount note matures. The interest on the FHLBank discount note is expected to be highly correlated with 3-month LIBOR and will be determined each time the note is issued. The interest rate swap requires a settlement every 91 days, and the variable rate, which is based on the 3-month LIBOR, is reset immediately following each payment. The swap is expected to eliminate the risk of variability of in cash flows for each forecasted discount note issuances every 91 days. The FHLBNY performs prospective hedge effectiveness analysis every 91 days and a retrospective hedge effectiveness analysis every quarter. The fair value of the interest rate swap is recorded in AOCI and ineffectiveness, if any, is measured using the “hypothetical derivative method” and recorded in earnings. The effective portion remains in AOCI and is reclassified into earnings in the same period during which the hedged forecasted 91 day discount note expense affects earnings. The Bank monitors the credit standing of the derivative counterparty each quarter. The notional amount of the interest rate swap outstanding under this program was $150.0 million at March 31, 2011 and the fair value recorded in AOCI was an unrealized gain of $1.9 million.
From time-to-time, the Bank executes interest rate swaps on the anticipated issuance of debt to “lock in” a spread between the earning asset and the cost of funding. The hedges are accounted under cash flow hedging rules and the effective portion of changes in the fair values of the swaps is recorded in AOCI. The ineffective portion is recorded through net income. The swap is terminated upon issuance of the debt instrument, and amounts reported in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued. The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions is between three and six months. At March 31, 2011, the Bank had open contracts of $55.0 million of swaps to hedge the anticipated issuances of debt. The fair values of the open contracts recorded in AOCI was an unrealized gain $0.4 million at March 31, 2011. There were no open contracts at December 31, 2010. For any periods in this report, there were no material amounts that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.

The amounts in AOCI from terminated cash flow hedges representing net unrecognized losses were $13.4 million and $15.2 million at March 31, 2011 and December 31, 2010. At March 31, 2011, it is expected that over the next 12 months about $3.7 million of net losses recorded in AOCI will be recognized as a yield adjustment to consolidated bond interest expense and a charge to earnings.
The effect of cash flow hedge related derivative instruments were as follows (in thousands):

	Three months ended March 31, 2011
	AOCI
	Gains/(Losses)
		Location:	Amount	Ineffectiveness
	Recognized	Reclassified to	Reclassified to	Recognized in
	in AOCI [1,2]	Earnings [1]	Earnings [1]	Earnings
The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—
Consolidated obligations-bonds	772	Interest Expense	1,038	—
Consolidated obligations-discount notes	1,918	Interest Expense	—	—

Total	$2,690		$1,038	$—

	Three months ended March 31, 2010
	AOCI
	Gains/(Losses)
		Location:	Amount	Ineffectiveness
	Recognized	Reclassified to	Reclassified to	Recognized in
	in AOCI [1,2]	Earnings [1]	Earnings [1]	Earnings
The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—
Consolidated obligations-bonds	392	Interest Expense	1,740	—
Consolidated obligations-discount notes	—	Interest Expense	—	—

Total	$392		$1,740	$—

[1]	Effective portion

[2]	Represents basis adjustments from cash flow hedging transactions recorded in AOCI.

Note 16. Fair Values of Financial Instruments.
Items Measured at Fair Value on a Recurring Basis
The following table presents for each hierarchy level (see note below), the FHLBNY’s assets and liabilities that were measured at fair value on its Statements of Condition (in thousands):

	March 31, 2011
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$3,708,872	$—	$3,708,872	$—	$—
Equity and bond funds	10,152	—	10,152	—	—
Derivative assets(a)
Interest-rate derivatives	24,891	—	922,280	—	(897,389)
Mortgage delivery commitments	73	—	73	—	—

Total assets at fair value	$3,743,988	$—	$4,641,377	$—	$(897,389)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(731,892)	$—	$(731,892)	$—	$—
Bonds (to the extent FVO is elected) (b)	(12,605,257)	—	(12,605,257)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(839,681)	—	(3,610,035)	—	2,770,354
Mortgage delivery commitments	(29)	—	(29)	—	—

Total liabilities at fair value	$(14,176,859)	$—	$(16,947,213)	$—	$2,770,354

	December 31, 2010
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$3,980,135	$—	$3,980,135	$—	$—
Equity and bond funds	9,947	—	9,947	—	—
Derivative assets(a)
Interest-rate derivatives	22,001	—	1,016,668	—	(994,667)
Mortgage delivery commitments	9	—	9	—	—

Total assets at fair value	$4,012,092	$—	$5,006,759	$—	$(994,667)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(956,338)	$—	$(956,338)	$—	$—
Bonds (to the extent FVO is elected) (b)	(14,281,463)	—	(14,281,463)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(954,375)	—	(4,679,144)	—	3,724,769
Mortgage delivery commitments	(523)	—	(523)	—	—

Total liabilities at fair value	$(16,192,699)	$—	$(19,917,468)	$—	$3,724,769

Level 1 — Quoted prices in active markets for identical assets.

Level 2 — Significant other observable inputs.

Level 3 — Significant unobservable inputs.

(a)	Derivative assets and liabilities were interest-rate contracts, including de minimis amount of mortgage delivery contracts. Based on an analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)	Based on its analysis of the nature of risks of the FHLBNY’s debt measured at fair value, the FHLBNY has determined that presenting the debt as a single class is appropriate.
Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities would be measured at fair value on a nonrecurring basis. For the FHLBNY, such items may include mortgage loans in foreclosure, or mortgage loans and held-to-maturity securities written down to fair value, and real estate owned. At March 31, 2011 and December 31, 2010, the Bank measured and recorded the fair values of HTM securities deemed to be OTTI on a nonrecurring basis; that is, they were not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of other-than-temporary impairment — OTTI) in accordance with the guidance on recognition and presentation of other-than-temporary impairment. At December 31, 2010, certain held-to-maturity securities were deemed OTTI and their carrying values written down and recorded at their fair values on a nonrecurring basis. There were no held-to-maturity securities that had to be written down to their fair values at March 31, 2011.

The following table summarizes the fair values of MBS for which a non-recurring 1 change in fair value was recorded (in thousands):

	December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Private-label residential mortgage-backed securities	$15,827	$—	$—	$15,827

Total	$15,827	$—	$—	$15,827

Note:	Certain OTTI securities were written down to their fair values ($15.8 million) when it was determined that their carrying values prior to write-down ($16.3 million) were in excess of their fair values. For Held-to-maturity securities that were previously credit impaired but no additional credit impairment were deemed necessary at December 31, 2010, the securities were recorded at their carrying values and not re-adjusted to their fair values.

[1]	March 31, 2011 — No non-recurring fair values were recorded.
Estimated fair values — Summary Tables
The carrying values and estimated fair values of the FHLBNY’s financial instruments were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets
Cash and due from banks	$2,953,801	$2,953,801	$660,873	$660,873
Federal funds sold	5,093,000	5,092,998	4,988,000	4,987,976
Available-for-sale securities	3,719,024	3,719,024	3,990,082	3,990,082
Held-to-maturity securities
Long-term securities	8,042,487	8,152,867	7,761,192	7,898,300
Advances	75,487,377	75,600,168	81,200,336	81,292,598
Mortgage loans held-for-portfolio, net	1,270,891	1,325,914	1,265,804	1,328,787
Accrued interest receivable	250,454	250,454	287,335	287,335
Derivative assets	24,964	24,964	22,010	22,010
Other financial assets	3,032	3,032	3,981	3,981

Liabilities
Deposits	2,512,631	2,512,635	2,454,480	2,454,488
Consolidated obligations:
Bonds	68,529,981	68,679,235	71,742,627	71,926,039
Discount notes	19,507,159	19,507,547	19,391,452	19,391,743
Mandatorily redeemable capital stock	59,126	59,126	63,219	63,219
Accrued interest payable	230,109	230,109	197,266	197,266
Derivative liabilities	839,710	839,710	954,898	954,898
Other financial liabilities	52,178	52,178	58,818	58,818

Fair Value Option Disclosures
The following table summarizes the activity related to consolidated obligation bonds and discount notes for which the Bank elected the Fair Value Option (in thousands):

	Bonds			Discount Notes *
	March 31, 2011	December 31, 2010	March 31, 2010	March 31, 2011	December 31, 2010
Balance, beginning of the period	$(14,281,463)	$(6,035,741)	$(6,035,741)	$(956,338)	$—
New transactions elected for fair value option	(12,250,000)	(25,471,000)	(4,420,000)	—	(1,851,991)
Maturities and terminations	13,926,000	17,235,000	3,685,000	224,448	898,788
Changes in fair value	316	(2,556)	(8,419)	424	(787)
Changes in accrued interest/unaccreted balance	(110)	(7,166)	(1,453)	(426)	(2,348)

Balance, end of the period	$(12,605,257)	$(14,281,463)	$(6,780,613)	$(731,892)	$(956,338)

*	Note: Discount notes were not designated under FVO at March 31, 2010
The following table presents the change in fair value included in the Statements of Income for the consolidated obligation bonds and discount notes designated in accordance with the accounting standards on the Fair Value Option for financial assets and liabilities (in thousands):

	Three months ended March 31,
	2011			2010
		Net Gain(Loss)	Total Change in Fair		Net Gain(Loss)	Total Change in Fair
		Due to	Value Included in		Due to	Value Included in
	Interest	Changes in	Current Period	Interest	Changes in	Current Period
	Expense	Fair Value	Earnings	Expense	Fair Value	Earnings

Consolidated obligations-bonds	$(13,838)	$316	$(13,522)	$(8,522)	$(8,419)	$(16,941)
Consolidated obligations-discount notes	(981)	424	(557)	—	—	—

	$(14,819)	$740	$(14,079)	$(8,522)	$(8,419)	$(16,941)

The following table compares the aggregate fair value, and aggregate remaining contractual principal balance outstanding of consolidated obligation bonds and discount notes for which the Fair Value Option has been elected (in thousands):

	March 31, 2011			December 31, 2010
	Principal		Fair Value	Principal		Fair Value
	Balance	Fair Value	Over/(Under)	Balance	Fair Value	Over/(Under)

Consolidated obligations-bonds	$12,600,000	$12,605,257	$5,257	$14,276,000	$14,281,463	$5,463
Consolidated obligations-discount notes	728,755	731,892	3,137	953,203	956,338	3,135

	$13,328,755	$13,337,149	$8,394	$15,229,203	$15,237,801	$8,598

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

Investment securities
The Bank requests prices for all mortgage-backed securities from four third-party vendors, and depending on the number of prices received for each security, selects a median or average price as defined by the methodology. If four prices are received by the FHLBNY from the pricing vendors, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is subject to additional validation.
The FHLBNY routinely performs a comparison analysis of pricing to understand pricing trends and to establish a means of validating changes in pricing from period to period. The computed prices are tested for reasonableness using tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the median pricing methodology described above would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis of all relevant facts and circumstances that a market participant would consider. The Bank also runs pricing through prepayment models to test the reasonability of pricing relative to changes in the implied prepayment options of the bonds. Separately, the Bank performs comprehensive credit analysis, including the analysis of underlying cash flows and collateral.
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
The four specialized pricing services use pricing models or quoted prices of securities with similar characteristics. The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models. Pricing spreads used as inputs in the models are based on new issue and secondary market transactions if the securities are traded in sufficient volumes in the secondary market. These pricing vendors typically employ valuation techniques that incorporate benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing, as appropriate for the security. Such inputs into the pricing models employed by pricing services for the Bank’s investments are market based and observable and are considered Level 2 of the fair value hierarchy.
The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 of the fair value hierarchy because of the current lack of significant market activity so that the inputs may not be market based and observable. At the reporting dates in this Form 10-Q, all private-label mortgage-backed securities were classified as held-to-maturity and were recorded in the balance sheet at their carrying values. Carrying value of a security is the same as its amortized cost unless the security is determined to be OTTI. In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.
In accordance with the amended guidance under the accounting standards for investments in debt and equity securities, certain held-to-maturity private-label mortgage-backed securities were written down to their fair value at December 31, 2010 (none at March 31, 2011) as a result of a recognition of OTTI. For such HTM securities, their carrying values were recorded in the balance sheet at their fair values. The fair values for such securities, classified on a nonrecurring basis, were considered to be Level 3 financial instruments under the valuation hierarchy. This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities.
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
Mortgage loans
The fair value of MPF loans and loans in the inactive CMA programs are priced using a valuation technique referred to as the “market approach.” Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term. Thereafter, these are compared against closing “TBA” prices extracted from independent sources. All significant inputs to the loan valuations are market-based and observable.

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
The valuation of derivative assets and liabilities reflects the value of the instrument including the values associated with counterparty risk and would also take into account the FHLBNY’s own credit standing and non-performance risk. The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges at least weekly. The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level such that no credit adjustments were deemed necessary to the recorded fair value of derivative assets and derivative liabilities in the Statements of Conditions in this Form 10-Q.
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
Note 17. Commitments and Contingencies.
Consolidated obligations — Joint and several liability. Although the FHLBNY is primarily liable only for its portion of consolidated obligations (i.e. those consolidated obligations issued on its behalf and those that have been transferred/assumed from other FHLBanks), it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks.
The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by the FHLBank having primary liability. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank with primary liability. The FHLBank with primary liability would have a corresponding liability to reimburse the FHLBank providing assistance to the extent of such payment and other associated costs (including interest to be determined by the Finance Agency). As discussed more fully in Note 20 to the audited financial statements filed on March 25, 2011, the FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at March 31, 2011 and December 31, 2010.

However, if the Finance Agency determines that the primarily liable FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make a payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. Consequently, the Bank has no means to determine how the Finance Agency might allocate among the other FHLBanks the obligations of a FHLBank that is unable to pay consolidated obligations for which such FHLBank is primarily liable. In the event the Bank is holding a consolidated obligation as an investment for which the Finance Agency would allocate liability among the 12 FHLBanks, the Bank might be exposed to a credit loss to the extent of its share of the assigned liability for that particular consolidated obligation. If principal or interest on any consolidated obligation issued by the FHLBank System is not paid in full when due, the defaulting FHLBank may not pay dividends to, or repurchase shares of stock from, any shareholder of the defaulting FHLBank. The FHLBNY did not hold any consolidated obligations of another FHLBank as investments at March 31, 2011 and December 31, 2010.
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
Because the FHLBNY is jointly and severally liable for debt issued by other FHLBanks, the FHLBNY has not identified consolidated obligations outstanding by primary obligor. The FHLBNY does not believe that the identification of particular banks as the primary obligors on these consolidated obligations is relevant, because all FHLBanks are jointly and severally obligated to pay all consolidated obligations. The identity of the primary obligor does not affect the FHLBNY’s investment decisions. The FHLBNY’s ownership of consolidated obligations in which other FHLBanks are primary obligors does not affect the FHLBNY’s “guarantee” on consolidated obligations, as there is no automatic legal right of offset. Even if the FHLBNY were to claim an “offset,” the FHLBNY would still be jointly and severally obligated for any debt service shortfall caused by the FHLBanks’ failure to pay. The par amounts of the outstanding consolidated obligations of all 12 FHLBanks were $0.8 trillion at March 31, 2011 and December 31, 2010.
Under the provisions of accounting standard for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at March 31, 2011 and December 31, 2010.
Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $2.4 billion and $2.3 billion as of March 31, 2011 and December 31, 2010, and had original terms of up to 15 years, with a final expiration in 2019. Standby letters of credit are fully collateralized. Unearned fees on standby letters of credit are recorded in Other liabilities, and were not significant as of March 31, 2011 and December 31, 2010. Based on management’s credit analyses and collateral requirements, the FHLBNY does not deem it necessary to have any provision for credit losses on these commitments and letters of credit.
Under the MPF program, the Bank was unconditionally obligated to purchase $25.2 million and $30.0 million of mortgage loans at March 31, 2011 and December 31, 2010. Commitments are generally for periods not to exceed 45 business days. Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $785.5 million and $630.6 million as of March 31, 2011 and December 31, 2010.
The FHLBNY executes derivatives with major financial institutions and enters into bilateral collateral agreements. When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure. To mitigate the counterparties’ exposures, the FHLBNY deposited $1.9 billion and $2.7 billion in cash with derivative counterparties as pledged collateral at March 31, 2011 and December 31, 2010, and these amounts were reported as a deduction to Derivative liabilities.
The FHLBNY was also exposed to credit risk associated with outstanding derivative transactions measured by the replacement cost of derivatives in net fair value gain positions of $25.0 million and $22.0 million at March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, counterparties had deposited $71.1 million and $9.3 million in cash as collateral to mitigate such an exposure.

Future benefit payments for the BEP and the postretirement health benefit plan are not considered significant. The Bank expects to fund $9.9 million over the next 12 months towards the Defined Benefit Plan, a non-contributory pension plan.
The following table summarizes contractual obligations and contingencies as of March 31, 2011 (in thousands):

	March 31, 2011
	Payments Due or Expiration Terms by Period
	Less Than	One Year	Greater Than Three	Greater Than
	One Year	to Three Years	Years to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par [1]	$32,657,200	$23,715,475	$7,837,380	$3,695,015	$67,905,070
Mandatorily redeemable capital stock [1]	37,418	4,959	459	16,290	59,126
Premises (lease obligations) [2]	3,060	5,997	4,674	3,506	17,237

Total contractual obligations	32,697,678	23,726,431	7,842,513	3,714,811	67,981,433

Other commitments
Standby letters of credit	2,366,166	19,359	41,777	3,861	2,431,163
Consolidated obligations-bonds/ discount notes traded not settled	4,522,000	—	—	—	4,522,000
Commitments to fund additional advances	16,000	—	—	—	16,000
Open delivery commitments (MPF)	25,197	—	—	—	25,197

Total other commitments	6,929,363	19,359	41,777	3,861	6,994,360

Total obligations and commitments	$39,627,041	$23,745,790	$7,884,290	$3,718,672	$74,975,793

[1]	Callable bonds contain exercise date or a series of exercise dates that may result in a shorter redemption period. Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.

[2]	Immaterial amount of commitments for equipment leases are not included.
The FHLBNY does not anticipate any credit losses from its off-balance sheet commitments and accordingly no provision for losses is required.
Impact of the bankruptcy of Lehman Brothers
On September 15, 2008, Lehman Brothers Holdings, Inc. (“LBHI”), the parent company of Lehman Brothers Special Financing Inc. (“LBSF”) and a guarantor of LBSF’s obligations, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. LBSF filed for protection under Chapter 11 in the same court on October 3, 2008. LBSF was a counterparty to FHLBNY on multiple derivative transactions under an International Swap Dealers Association, Inc. master agreement with a total notional amount of $16.5 billion at the time of termination of the Bank’s derivative transactions with LBSF. The net amount that was due to the Bank after giving effect to obligations that were due LBSF was approximately $65 million. The FHLBNY filed proofs of claim in the amount of approximately $65 million as creditors of LBSF and LBHI in connection with the bankruptcy proceedings. The Bank fully reserved the LBSF receivables as the bankruptcies of LBHI and LBSF make the timing and the amount of any recovery uncertain.
As previously reported, the Bank received a Derivatives ADR Notice from LBSF dated July 23, 2010 making a Demand as of the date of the Notice of approximately $268 million owed to LBSF by the Bank. Subsequently, in accordance with the Alternative Dispute Resolution Procedure Order entered by the Bankruptcy Court dated September 17, 2009 (“Order”), the Bank responded to LBSF on August 23, 2010, denying LBSF’s Demand. LBSF served a reply on September 7, 2010, effectively reiterating its position. The mediation being conducted pursuant to the Order commenced on December 8, 2010 and concluded without settlement on March 17, 2011. Pursuant to the Order, positions taken by the parties in the ADR process are confidential.
While the Bank believes that LBSF’s position is without merit, the amount the Bank actually recovers or pays will ultimately be decided in the course of the bankruptcy proceedings.
Note 18. Related Party Transactions.
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

Debt Transfers
For the three months ended March 31, 2011 and 2010, the Bank did not assume debt from another FHLBank. The Bank transferred $150.0 million (par amounts) to another FHLBank for the three months ended March 31, 2011. No bonds were transferred by the FHLBNY to another FHLBank in the same period in 2010.
At trade date, the transferring bank notifies the Office of Finance of a change in primary obligor for the transferred debt.
Advances sold or transferred
No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.
MPF Program
In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members. Transactions are at market rates. Loans participated by the FHLBNY to the FHLBank of Chicago was $75.0 million and $81.2 million at March 31, 2011 and December 31, 2010 on a cumulative basis. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. Fees paid to the FHLBank of Chicago were $0.1 million for the three months ended March 31, 2011 and 2010.
Mortgage-backed Securities
No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.
Intermediation
Notional amounts of $550.0 million were outstanding both at March 31, 2011 and December 31, 2010 in which the FHLBNY acted as an intermediary to sell derivatives to members. The notionals include offsetting identical transactions with unrelated derivatives counterparties. Net fair value exposures of these transactions at March 31, 2011 and December 31, 2010 were not material. The intermediated derivative transactions were fully collateralized.
Loans to other Federal Home Loan Banks
In the three months ended March 31, 2011, FHLBNY extended one overnight loan for a total of $100.0 million to another FHLBank. For the three months ended March 31, 2010, the FHLBNY extended one overnight loan for a total of $27.0 million to another FHLBank. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was not significant in any period in this report.
The following tables summarize outstanding balances with related parties at March 31, 2011 and December 31, 2010, and transactions for the three months ended March 31, 2011 and 2010 (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital

	March 31, 2011		December 31, 2010
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$2,953,801	$—	$660,873
Federal funds sold	—	5,093,000	—	4,988,000
Available-for-sale securities	—	3,719,024	—	3,990,082
Held-to-maturity securities
Long-term securities	—	8,042,487	—	7,761,192
Advances	75,487,377	—	81,200,336	—
Mortgage loans [1]	—	1,270,891	—	1,265,804
Accrued interest receivable	220,672	29,782	256,617	30,718
Premises, software, and equipment	—	14,919	—	14,932
Derivative assets [2]	—	24,964	—	22,010
Other assets [3]	175	16,742	113	21,393

Total assets	$75,708,224	$21,165,610	$81,457,066	$18,755,004

Liabilities and capital
Deposits	$2,512,631	$—	$2,454,480	$—
Consolidated obligations	—	88,037,140	—	91,134,079
Mandatorily redeemable capital stock	59,126	—	63,219	—
Accrued interest payable	5	230,104	10	197,256
Affordable Housing Program [4]	135,131	—	138,365	—
Payable to REFCORP	—	18,735	—	21,617
Derivative liabilities [2]	—	839,710	—	954,898
Other liabilities [5]	48,395	49,830	49,484	54,293

Total liabilities	$2,755,288	$89,175,519	$2,705,558	$92,362,143

Capital	4,943,027	—	5,144,369	—

Total liabilities and capital	$7,698,315	$89,175,519	$7,849,927	$92,362,143

[1]	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

[2]	Derivative assets and liabilities include insignificant fair values due to intermediation activities on behalf of members.

[3]	Includes insignificant amounts of miscellaneous assets that are considered related party.

[4]	Represents funds not yet disbursed to eligible programs.

[5]	Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party: Income and Expense transactions

	Three months ended
	March 31, 2011		March 31, 2010
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$158,696	$—	$149,640	$—
Interest-bearing deposits [1]	—	966	—	830
Federal funds sold	—	2,546	—	1,543
Available-for-sale securities	—	8,639	—	5,764
Held-to-maturity securities
Long-term securities	—	71,056	—	98,634
Mortgage loans [2]	—	15,486	—	16,741

Total interest income	$158,696	$98,693	$149,640	$123,512

Interest expense
Consolidated obligations	$—	$122,093	$—	$164,570
Deposits	470	—	892	—
Mandatorily redeemable capital stock	744	—	1,495	—
Cash collateral held and other borrowings	—	9	—	—

Total interest expense	$1,214	$122,102	$2,387	$164,570

Service fees and other	$1,256	$—	$1,045	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.
Note 19. Segment Information and Concentration.
The FHLBNY manages its operations as a single business segment. Management and the FHLBNY’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance. Advances to large members constitute a significant percentage of FHLBNY’s advance portfolio and its source of revenues.
The FHLBNY has a unique cooperative structure and is owned by member institutions located within a defined geographic district. The Bank’s market is the same as its membership district This includes New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. Institutions that are members of the FHLBNY must have their principal places of business within this market, but may also operate elsewhere.
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

The top ten advance holders at March 31, 2011, December 31, 2010 and March 31, 2010 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	March 31, 2011
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$15,525,000	21.5%	$158,066
Metropolitan Life Insurance Company	New York	NY	12,155,000	16.8	67,672
New York Community Bank*	Westbury	NY	7,293,162	10.1	75,256
MetLife Bank, N.A.	Convent Station	NJ	4,284,500	5.9	19,864
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.5	15,027
Manufacturers and Traders Trust Company	Buffalo	NY	2,257,875	3.1	4,505
Valley National Bank	Wayne	NJ	2,194,500	3.0	23,987
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,099,000	2.9	19,141
Investors Savings Bank	Short Hills	NJ	1,677,007	2.3	11,431
New York Life Insurance Company	New York	NY	1,500,000	2.1	3,433

Total			$51,486,044	71.2%	$398,382

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2010
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,025,000	22.1%	$705,743
Metropolitan Life Insurance Company	New York	NY	12,555,000	16.3	294,526
New York Community Bank*	Westbury	NY	7,793,165	10.1	307,102
MetLife Bank, N.A.	Convent Station	NJ	3,789,500	4.9	61,036
Manufacturers and Traders Trust Company	Buffalo	NY	2,758,000	3.6	42,979
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.3	77,544
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,391,000	3.1	107,917
Valley National Bank	Wayne	NJ	2,310,500	3.0	98,680
New York Life Insurance Company	New York	NY	1,500,000	2.0	14,678
First Niagara Bank, National Association	Buffalo	NY	1,473,493	1.9	24,911

Total			$54,095,658	70.3%	$1,735,116

*	At December 31, 2010, officer of member bank also served on the Board of Directors of the FHLBNY.

	March 31, 2010
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,275,000	20.3%	$174,759
Metropolitan Life Insurance Company	New York	NY	13,555,000	15.9	72,407
New York Community Bank*	Westbury	NY	7,343,172	8.6	75,913
Manufacturers and Traders Trust Company	Buffalo	NY	4,755,523	5.6	11,754
The Prudential Insurance Co. of America	Newark	NJ	3,500,000	4.1	21,577
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,984,000	3.5	28,487
Valley National Bank	Wayne	NJ	2,271,500	2.7	24,716
Doral Bank	San Juan	PR	2,119,420	2.5	19,258
New York Life Insurance Company	New York	NY	2,000,000	2.4	3,075
MetLife Bank, N.A.	Convent Station	NJ	1,894,500	2.2	11,693

Total			$57,698,115	67.8%	$443,639

*	At March 31, 2010, officer of member bank also served on the Board of Directors of the FHLBNY.

The following table summarizes capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of March 31, 2011 and December 31, 2010 (shares in thousands):

		Number	Percent
	March 31, 2011	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	8,044	18.35%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,855	15.64
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590-6644	3,868	8.82

		18,767	42.81%

		Number	Percent
	December 31, 2010	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	8,719	18.99%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,035	15.32
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590-6644	4,093	8.91

		19,847	43.22%

*	Officer of member bank also served on the Board of Directors of the FHLBNY.
Note 20. Subsequent Events.
Under the final guidance issued by the FASB, subsequent events for the FHLBNY are events or transactions that occur after the balance sheet date but before financial statements are issued. There are two types of subsequent events:
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

Organization of Management’s Discussion and Analysis (“MD&A”).
The FHLBNY’s MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:
MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
1.1 – 1.15	Result of Operations	55 – 66
2.1 – 2.2	Assessments	67
3.1 – 3.3	Financial Condition	68 – 69
4.1 – 4.10	Advances	70 – 75
5.1 – 5.10	Investments	76 – 81
6.1 – 6.3	Mortgage Loans	82 – 83
7.1 – 7.10	Consolidated Obligations	85 – 89
8.1 – 8.2	Capital	90 – 91
9.1 – 9.5	Derivatives	93 – 95
10.1 – 10.4	Liquidity	96 – 98

Executive Overview
This overview of management’s discussion and analysis highlights and selected information may not contain all of the information that is important to readers of this Form 10-Q. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent Form 10-K filed on March 25, 2011.
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
2011 First Quarter Highlights
Results of Operations
The FHLBNY reported 2011 first quarter Net income of $71.0 million, or $1.61 per share compared with Net income of $53.6 million or $1.09 per share in the same period in 2010. The return on average equity, which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income (loss) (“AOCI”), was 5.74% in the 2011 period compared with 3.99% in the same period in 2010.

Net income benefited from member initiated prepayments which generated $42.7 million in prepayment fees and also contributed $52.0 million in derivative and hedging gains from termination of hedges associated with the prepayments. Two prominent charges to Net income were executed to benefit and protect future income. First, the Bank absorbed $51.7 million in charges when Management made tactical changes to its funding strategy and extinguished (or transferred) certain high-coupon debt to protect its future interest margin. Second, the Bank expensed $24.0 million to Compensation and benefits in order to reduce the funding shortfall in the defined benefit pension plan. The payment was made to reduce the likelihood of higher expenses in future periods and to avoid certain restrictions to plan participants.
Net interest income was $134.1 million in the 2011 first quarter, up from $106.2 million in the same period in 2010, an increase of 26.3%. Although margins on advances were weaker relative to the 2010 first quarter and the cost of funding remained above historical levels, the increase in Net interest income was largely the result of $42.7 million in prepayment fees. In the 2011 first quarter, member-borrowers prepaid $7.1 billion of longer-term advances, in most instances, taking advantage of prevailing lower interest rates to borrow anew at the lower prevailing coupons. The FHLBNY records prepayment fees in interest income. Almost all of the prepaid advances were hedged, and as a result the amounts recorded as prepayment fees were after recovering the recorded fair values of those advances.
Lower margin was caused by run-off of higher yielding advances and mortgage-backed securities (“MBS”). Also, the Bank’s floating rate GSE-issued MBS are indexed to 3-month LIBOR which has remained at low levels in the 2011 first quarter. GSE-issued floating-rate MBS is a very significant component of the FHLBNY’s investment portfolio.
The low LIBOR rate has also tended to compress margins. The FHLBNY attempts to execute interest rate swaps to convert fixed-rate debt to a sub-LIBOR spread, but when the LIBOR rate is low, there is very little “room” for achieving a spread that would be ascribed to the triple-A rating of the FHLBank debt. As a result, on a swapped funding level, the low LIBOR rate has effectively driven up the cost of FHLBank consolidated obligation bonds and this has narrowed the FHLBNY’s margins. Yields sought by investors for longer-term FHLBank bonds still remain expensive and the pricing is not economical for the FHLBNY to offer longer-term advances even if demand exists. The FHLBank discount notes, which have maturities from overnight to one year, were also priced at very narrow sub-LIBOR spreads. The FHLBNY has continued to use discount notes as an important funding tool because of their ease of issuance and continued investor demand at sub-LIBOR spreads.
Credit related OTTI was insignificant in the 2011 first quarter, only $0.4 million compared with $3.4 million in the same period in 2010. No new MBS were impaired and the OTTI charges were primarily as a result of additional credit losses recognized on previously impaired private-label MBS because of slight deterioration in the performance parameters of the securities. The FHLBNY makes quarterly cash flow assessments of the expected credit performance of its entire portfolio of private-label MBS.
The FHLBNY recorded $64.6 million of net gains from derivative and hedging activities in the 2011 first quarter, largely benefitting from the recognition of realized gains from termination of hedges contemporaneous with the prepayments. Such hedge terminations contributed $52.0 million in net realized gains. In general, the FHLBNY holds derivatives and associated hedged instruments and consolidated obligation debt under the Fair Value Option accounting (“FVO”) to their maturity, call, or put dates. When such financial instruments are held to their contractual maturity (or put/call dates), nearly all of the cumulative net fair value gains and losses that are recorded as unrealized will generally reverse over time, and fair value changes will sum to zero over time. In limited instances, when the FHLBNY terminates these instruments prior to maturity or prior to call or put dates (such as when members request prepayments of their borrowed advances), it would result in a realized gain or loss.
Concurrent with the significant member initiated prepayments, the Bank also took the opportunity to extinguish and transfer $478.6 million of certain high-coupon debt at a cost that exceeded the carrying values of the debt by $51.7 million. The Bank will replace such debt by issuing new debt at the lower prevailing interest rate for similar maturities. This is expected to benefit margin in future periods.
Operating Expenses of the FHLBNY were $7.5 million in the 2011 first quarter, up from $6.3 million in the same period in 2010.
Compensation and benefits rose to $38.9 million in the 2011 period, up from $12.9 million in the same period in 2010. In March 2011, the FHLBNY contributed $24.0 million to its Defined Benefit Plan to eliminate a funding shortfall and the amount was charged to Compensation and benefits.
Affordable Housing Program (“AHP”) assessment set aside from income totaled $7.9 million in the 2011 first quarter, up from $6.1 million in the same period in 2010. REFCORP assessment payments totaled $17.7 million in the 2011 first quarter, up from $13.4 million in the same period in 2010. Assessments are calculated on Net income before assessments, and the increases were due to the increase in Net income in the 2011 first quarter as compared to the same period in 2010. Based on projected payments by the 12 FHLBanks through the second quarter of 2011, it is likely that the FHLBanks will have satisfied its obligation to REFCORP and further payments would not be necessary thereafter. In anticipation of the termination of their REFCORP obligation, the FHLBanks have reached an agreement to set aside, once the obligation has ended, amounts that would have otherwise been paid to REFCORP as restricted retained earnings, with the objective of increasing the earnings reserves of the FHLBanks and enhancing the safety and soundness of the FHLBank system.
Cash dividends of $1.46 per share of capital stock (5.8% annualized return on capital stock) were paid to stockholders in the 2011 first quarter, up from $1.41, or 5.6% per share, paid in the same period in 2010.

Financial Condition
Net cash generated from operating activities was higher than Net income and the FHLBNY’s liquidity position remains in compliance with all regulatory requirements and Management does not foresee any changes to that position. Management also believes cash flows from operations, available cash balances and the FHLBNY’s ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund the FHLBNY’s operating liquidity needs.
The FHLBNY continued to experience balance sheet contraction, as both its lending and funding steadily declined at March 31, 2011, a continuing trend through each of the quarters in 2010. Principal amounts of Advances to member banks declined to $72.3 billion at March 31, 2011 compared to $76.9 billion at December 31, 2010. The decline has occurred gradually as member banks may have taken advantage of the improved availability of alternate funding sources such as deposits and senior unsecured borrowings in a more liquid market. Decline in demand for advances may also be due to lukewarm loan demand from member’s own customers due to weak economic conditions.
Aside from advances, the FHLBNY’s primary earning assets are its investment portfolios, comprising mainly of GSE and U.S. agency-issued mortgage-backed securities (“MBS”), and state and local government housing agency bonds. Investments in MBS and housing agency securities, which are classified as held-to-maturity and available-for-sale, totaled $11.8 billion, or 12.1% of Total assets at March 31, 2011, compared to $11.8 billion, or 11.7% of Total assets at December 31, 2010. GSE- and agency-issued MBS were 92.9% of the total balance sheet carrying value of all investments in MBS. Only $0.8 billion of private-label MBS remained outstanding. GSE-issued investment security values have improved as liquidity has gradually returned to the market, and fair values were generally in an unrealized gain position.
The FHLBNY’s capital remains strong. At March 31, 2011, actual risk-based capital was $5.1 billion, compared to required risk based capital of $0.5 billion. To support $96.9 billion of Total assets at March 31, 2011, the required minimum regulatory capital was $3.9 billion, or 4.0 percent of assets. The FHLBNY’s actual regulatory capital was $5.1 billion, exceeding required capital by $1.2 billion at March 31, 2011. Aggregate capital ratio was at 5.3 percent, or 1.3 percent more than the 4.0 percent regulatory minimum. The FHLBNY has prudently retained capital through the period of credit turmoil. Retained earnings, excluding losses in AOCI, have grown to $716.7 million at March 31, 2011. Losses in AOCI totaled $97.3 million compared to $96.7 million at December 31, 2010.
Business Outlook
The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties which could cause the FHLBNY’s actual results to differ materially from those set forth in such forward-looking statements.
The FHLBNY expects its full year 2011 earnings to decline to below the 2010 earnings, because of lower net interest margins on the Bank’s core assets, primarily its advances and investments in mortgage-backed securities.
In the low interest rate environment projected for the remainder of 2011, opportunities to invest in high-quality assets and earn a reasonable spread will be limited, constraining earnings. The Bank’s core assets, primarily advances and investments in mortgage-backed securities, will yield lower interest margins as the Bank does not expect recovery of its funding advantage in 2011.
Advances - Management is unable to predict the timing and extent of the expected recovery in the U.S. economy, particularly the recovery in the housing market, or an expectation of continued stability in the financial markets. Against that backdrop, the Bank believes it is also difficult to predict member demand for advances, which is the primary focus of the FHLBNY’s operations and the principal factor that impacts its operating results.
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and long-term funding driven by economic factors such as availability to the Bank’s members of alternative funding sources that are more attractive (e.g. consumer deposits), the interest rate environment, and the outlook for the economy. Members may choose to prepay advances, based on their expectations of interest rate changes and demand for liquidity. Demand for advances may also be influenced by the dividend payout rate to members on their capital stock investment in the FHLBNY. Members are required to invest in FHLBNY’s capital stock in the form of membership stock and activity-based stock. Members are required to purchase activity stock in order to borrow advances. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by members of another FHLBank or a non-member, they no longer qualify for membership in the FHLBNY, which can neither renew outstanding advances or provide new advances to non-members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight advance lending if the former member borrowed such advances.
Earnings — As existing high-yielding fixed-rate MBS and some intermediate-term advances continue to pay down, mature or be prepaid, it is unlikely they will be replaced by equivalent high-yielding assets due to the low interest rate environment, and this will tend to lower the overall yield on total assets. The FHLBNY expects general advance demand from members to continue to decline. Specifically, the Bank expects limited demand for large intermediate-term advances because many members have adequate liquidity, and other members have significant amounts of intermediate-term advances that were borrowed from the FHLBNY several years ago. The FHLBNY anticipates that such members may be considering prepaying those borrowings, or not replacing them at maturity. Members that have expressed interest in intermediate-term borrowing have not been significant borrowers in the past.
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
Credit Impairment of Mortgage-backed securities - OTTI charges were insignificant in the 2011 first quarter. However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, the FHLBNY could face additional credit losses. In addition, certain private-label MBS may be undergoing loan modification and forbearance proceedings at the loan level, and such processes may have an adverse impact on the amounts and timing of expected cash flows.
REFCORP Assessments — Based on projected payments by the 12 FHLBanks through the second quarter of 2011, it is likely that the FHLBanks will have satisfied its obligation to REFCORP and further payments would not be necessary thereafter. In anticipation of the termination of their REFCORP obligation, the FHLBanks have reached an agreement to set aside, once the obligation has ended, amounts that would have otherwise been paid to REFCORP as restricted retained earnings, with the objective of increasing the earnings reserves of the FHLBanks and enhancing the safety and soundness of the FHLBank system. This would also benefit the FHLBNY’s Net income.
Sovereign credit rating of the United States and impact on the FHLBanks - On April 19, 2011 Standard & Poor’s Ratings Services affirmed the ‘AAA’ rating of the FHLBank but revised its outlook on the debt issues of the Federal Home Loan Bank System to negative from stable. Concurrently, S&P revised its outlooks to negative from stable for the Federal Home Loan Banks in Atlanta, Boston, Cincinnati, Dallas, Des Moines, Indianapolis, New York, Pittsburgh, San Francisco, and Topeka while affirming their ‘AAA’ issuer credit ratings. These rating actions reflect S&P’s revision on April 18, 2011 of the outlook on the long-term sovereign credit rating on The United States of America to negative from stable (AAA/Negative/A-1+). S&P will not raise the outlooks and ratings of the FHLB System and/or System Banks above the US sovereign rating as long as the ratings and outlook on the U.S. remain unchanged. Conversely, if the ratings on the U.S. were lowered, the ratings on the FHLB System and System Banks whose ratings are equalized to the sovereign rating could also be lowered. The FHLBNY cannot predict with certainty what impact, if any, these recent rating actions will have on the FHLBank debt and consequence of any further rating actions on the cost of debt for the FHLBNY.

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition
(dollars in millions)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Investments[1]	$16,855	$16,739	$15,690	$14,971	$15,561
Advances	75,487	81,200	85,697	85,286	88,859
Mortgage loans held-for-portfolio, net of allowance for credit losses[2]	1,271	1,266	1,268	1,283	1,288
Total assets	96,874	100,212	103,094	105,183	107,239
Deposits and borrowings	2,513	2,454	3,730	4,795	7,977
Consolidated obligations, net
Bonds	68,530	71,743	74,919	66,247	72,408
Discount notes	19,507	19,391	17,788	27,481	19,816
Total consolidated obligations	88,037	91,134	92,707	93,728	92,224
Mandatorily redeemable capital stock	59	63	67	70	105
AHP liability	135	138	138	144	146
REFCORP liability	19	22	21	14	14
Capital
Capital stock	4,323	4,529	4,664	4,680	4,828
Retained earnings	717	712	701	676	672
Accumulated other comprehensive income (loss)	(97)	(97)	(98)	(109)	(124)
Total capital	4,943	5,144	5,267	5,247	5,376
Equity to asset ratio[3]	5.10%	5.13%	5.11%	4.99%	5.01%

Statements of Condition	Three months ended
Averages(dollars in millions)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Investments[1]	$19,127	$17,343	$16,996	$18,757	$17,711
Advances	78,406	82,562	84,164	85,609	91,415
Mortgage loans	1,270	1,272	1,274	1,281	1,299
Total assets	101,662	104,891	106,179	108,325	113,116
Interest-bearing deposits and other borrowings	2,401	3,290	5,062	5,212	5,050
Consolidated obligations, net
Bonds	72,417	72,734	69,817	71,738	74,297
Discount notes	17,765	18,754	21,317	22,354	24,555
Total consolidated obligations	90,182	91,488	91,134	94,092	98,852
Mandatorily redeemable capital stock	59	58	68	96	108
AHP liability	137	137	141	144	144
REFCORP liability	10	11	10	7	9
Capital
Capital stock	4,414	4,543	4,611	4,719	4,929
Retained earnings	701	687	679	661	658
Accumulated other comprehensive income (loss)	(103)	(94)	(106)	(120)	(141)
Total capital	5,012	5,136	5,184	5,260	5,446

Operating Results and other data
(dollars in millions)
(except earnings and dividends per	Three months ended
share, and headcount)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Net interest income[4]	$134	$108	$125	$116	$106
Net income	71	86	79	57	54
Dividends paid in cash[7]	66	76	54	52	71
AHP expense	8	10	9	6	6
REFCORP expense	18	21	20	14	13
Return on average equity* [5]	5.74%	6.68%	6.03%	4.32%	3.99%
Return on average assets*	0.28%	0.33%	0.29%	0.21%	0.19%
Net OTTI impairment losses	—	(1)	(3)	(1)	(3)
Other non-interest income (loss)	14	38	9	(15)	(8)
Total other income (loss)	14	37	6	(16)	(11)
Operating expenses[8]	46	24	22	20	19
Finance Agency and Office of Finance expenses	3	4	2	2	3
Total other expenses	49	28	24	22	22
Operating expenses ratio* [6]	0.19%	0.09%	0.08%	0.08%	0.07%
Earnings per share	$1.61	$1.90	$1.71	$1.20	$1.09
Dividend per share	$1.46	$1.64	$1.15	$1.05	$1.41
Headcount (Full/part time)	269	271	269	270	266

[1]	Investments include held-to-maturity securities, available for-sale securities, Federal funds, loans to other FHLBanks, and other interest bearing deposits.

[2]	Allowances for credit losses were $7.0 million, $5.8 million, $5.5 million, $5.4 million, and $5.2 million at the periods ended March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010.

[3]	Equity to asset ratio is capital stock plus retained earnings and Accumulated other comprehensive income (loss) as a percentage of total assets.

[4]	Net interest income is net interest income before the provision for credit losses on mortgage loans.

[5]	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average Accumulated other comprehensive income (loss).

[6]	Operating expenses as a percentage of total average assets.

[7]	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.

[8]	Operating expenses include Compensation and Benefits.

*	Annualized.

Results of Operations
The following section provides a comparative discussion of the FHLBNY’s results of operations for the three months ended March 31, 2011 and 2010. For a discussion of the Critical accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 in the Bank’s most recent Form 10-K filed on March 25, 2011.
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
Summarized below are the principal components of Net income (in thousands):
Table 1.1: Principal Components of Net Income

	Three months ended March 31,
	2011	2010

Total interest income	$257,389	$273,152
Total interest expense	123,316	166,957

Net interest income before provision for credit losses	134,073	106,195
Provision for credit losses on mortgage loans	1,773	709

Net interest income after provision for credit losses	132,300	105,486
Total other income (loss)	14,303	(10,656)
Total other expenses	49,908	21,654

Income before assessments	96,695	73,176

Total assessments	25,714	19,536

Net income	$70,981	$53,640

Net income — 2011 first quarter compared to 2010 first quarter.
The FHLBNY reported 2011 first quarter Net income of $71.0 million, or $1.61 per share, compared with $53.6 million, or $1.09 per share for the same period in 2010. Net income was after the deduction of AHP and REFCORP assessments, which are a fixed percentage of the FHLBNY’s pre-assessment income.
Net income grew due to the increase in Net interest income. Net interest income was $134.1 million in the 2011 first quarter, up from $106.2 million in the same period in 2010, an increase of 26.3%. Although margins on advances were weaker and the cost of funding remained above historical pricing, the increase was largely the result of $42.7 million in prepayment fees recorded to Net interest income. In the 2011 first quarter, member-borrowers prepaid $7.1 billion of longer-term advances and, for the most part, took advantage of prevailing lower interest rates to borrow anew at the lower prevailing coupons.
The FHLBNY recorded $64.6 million of net gains from derivative and hedging activities in the 2011 first quarter, largely benefitting from the recognition of realized gains from termination of hedges contemporaneous with the prepayments. Such hedge terminations contributed $52.0 million. In general, the FHLBNY holds derivatives and associated hedged instruments and consolidated obligation debt under the Fair Value Option accounting (“FVO”), to their maturity, call, or put dates. When such financial instruments are held to their contractual maturity (or put/call dates), nearly all of the cumulative net fair value gains and losses that are recorded as unrealized will generally reverse over time, and fair value changes will sum to zero over time. In limited instances, when the FHLBNY terminates these instruments prior to maturity or prior to call or put dates (such as when members request prepayments of their borrowed advances), it would result in a realized gain or loss.
The remaining net gain of $12.6 million from derivatives and hedging activities was due to three factors: (1) Hedge ineffectiveness from hedges qualifying under hedge accounting rules resulted in net unrealized fair value gains (2) Net interest income associated with interest-rate swaps designated in economic hedges, including those matching debt under the FVO and (3) Interest rate caps, also designated as economic hedges, reported fair value losses in a declining interest rate environment. The impact of derivatives and hedging activities in the same period in 2010 was insignificant. In order to manage the FHLBNY’s interest rate risk profile, the FHLBNY routinely uses derivatives to manage the interest rate risk inherent in the Bank’s assets and liabilities. The FHLBNY will typically attempt to hedge an advance or consolidated obligation debt under hedge qualifying rules. Hedge ineffectiveness, the difference between changes in the fair value of the interest rate swap and the hedged advance or debt, will not be significant because under the Bank’s conservative hedging policies, the terms of the derivatives match very closely the terms of the hedged debt or advance. When it is operationally difficult to qualify for hedge accounting or when the hedge cannot be assured to be highly effective, the FHLBNY will economically hedge an advance or debt with an interest-rate derivative. Such hedges make the Bank economically hedged but also result in P&L volatility because changes in the fair values of the derivatives are not offset by offsetting changes in the fair values of hedged advances and debt. P&L volatility may arise from derivatives that are designated as economic hedges and typically would exhibit greater marked-to-market volatility when interest rates are also volatile. Also, in the course of a derivative’s existence, the derivative loses all of its fair value (gains or losses) if it is held to maturity or to its put/call exercise dates, and that can be a source of intra-period P&L volatility. The impact from changes in fair values of derivatives designated as economic hedges were not significant in the 2011 first quarter or the same period in 2010.

The Bank accounted for certain consolidated obligation bonds and discount notes under the FVO accounting rules. Under the FVO, the designated debt is recorded at fair values based on the cost of issuing comparable term FHLBank debt. Changes in the fair values of debt are recorded through non-interest Other income (loss) with an offset recorded to the basis of the debt in the Bank’s balance sheet. Changes in the fair values of such debt resulted in an insignificant gain of $0.7 million in the 2011 first quarter. In contrast, changes in the fair values of such debt resulted in losses of $8.4 million in the same period in 2010. In both periods, the bonds and notes were economically hedged by interest rate swaps, and gains and losses were largely offset by recorded fair value changes on the swaps.
In the 2011 first quarter, credit related OTTI was insignificant, only $0.4 million, compared with $3.4 million in the same period in 2010. No new mortgage-backed securities were impaired and the OTTI charges were primarily as a result of additional credit losses recognized on previously impaired private-label MBS because of further deterioration in the performance parameters of the securities. The FHLBNY makes quarterly cash flow assessments of the expected credit performance of its entire portfolio of private-label MBS.
Concurrent with the member initiated prepayments in the 2011 first quarter, the Bank also took the opportunity to re-align its future debt profile by extinguishing and transferring $478.6 million of certain high-coupon debt, at a cost that exceeded the carrying values of the debt by $51.7 million. This was recorded as a loss in non-interest Other income (loss). Debt will be replaced by new issuances at the lower costing debt, which will benefit Net interest income in future periods.
Operating Expenses of the FHLBNY were $7.5 million in the 2011 first quarter, up from $6.3 million in the same period in 2010. Compensation and benefits rose to $38.9 million in the 2011 period, up from $12.9 million in the same period in 2010. In March 2011, the FHLBNY contributed $24.0 million to its Defined Benefit Plan to eliminate a funding shortfall this amount was charged to Net income. The FHLBNY was also assessed for its share of the operating expenses for the Finance Agency and the Office of Finance, and those totaled $3.4 million in the 2011 first quarter, up from $2.4 million in the same period in 2010. The 12 FHLBanks and two other GSEs share the administrative cost of the Finance Agency.
Affordable Housing Program (“AHP”) assessment set aside from income totaled $7.9 million in the 2011 first quarter, up from $6.1 million in the same period in 2010. REFCORP assessment payments totaled $17.7 million in the 2011 first quarter, up from $13.4 million in the same period in 2010. Assessments are calculated on Net income before assessments, and the increases were due to the increase in Net income in the 2011 first quarter as compared to the same period in 2010.
Interest Income — 2011 first quarter compared to 2010 first quarter
Interest income from advances and investments in mortgage-backed securities are the principal sources of income for the FHLBNY. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year period from the prior year period. The principal categories of Interest Income are summarized below (dollars in thousands):
Table 1.2: Interest Income — Principal Sources

	Three months ended March 31,
			Percentage
	2011	2010	Variance
Interest Income
Advances	$158,696	$149,640	6.05%
Interest-bearing deposits [1]	966	830	16.39
Federal funds sold	2,546	1,543	65.00
Available-for-sale securities	8,639	5,764	49.88
Held-to-maturity securities
Long-term securities	71,056	98,634	(27.96)
Mortgage loans held-for-portfolio	15,486	16,741	(7.50)

Total interest income	$257,389	$273,152	(5.77)%

[1]	Primarily from cash collateral deposited with swap counterparties.
Reported Interest income from advances was adjusted for the cash flows associated with interest rate swaps. The Bank generally pays fixed-rate cash flows to derivative counterparties, and in exchange, the Bank receives variable-rate LIBOR-indexed cash flows fixed-rate cash flows, which typically mirror the fixed-rate coupon received from advances borrowed by members.
The 2011 first quarter Interest income, which included $42.7 million of prepayment fees, declined compared to the same period in 2010. The primary causes were (1) lower coupons and yields from advances and investments in a declining interest rate environment, (2) lower volume of advance business, and (3) run-offs of higher yielding assets which were being replaced by assets with lower coupons. See Table 1.10 Rate and Volume Analysis for more information.

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
The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):
Table 1.3: Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended March 31,
	2011	2010
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$597,304	$679,921
Net interest adjustment from interest rate swaps	(438,608)	(530,281)

Total Advance interest income reported	$158,696	$149,640

In the 2011 first quarter, the FHLBNY paid swap counterparties fixed-rate cash flows, which typically mirrored the coupons on hedged advances. In return, the swap counterparties paid the FHLBNY a pre-determined spread plus the prevailing 3-month LIBOR, which resets generally every three months. In the table above, the unfavorable cash flow patterns of the interest rate swaps were indicative of the declining LIBOR rates (obligation of the swap counterparty) compared to fixed-rate obligation of the FHLBNY. The Bank is generally indifferent to changes in the cash flow patterns as it typically hedges its fixed-rate consolidated obligation debt, which is the Bank’s primary funding base, and achieves its overall net interest spread objective.
Under GAAP, net interest adjustments from derivatives (as described in the table above) may be offset against the net interest accruals of the hedged financial instrument (e.g. advance) only if the derivative is in a hedge-qualifying relationship. If the hedge does not qualify under hedge accounting rules, and the Bank designates the hedge as an economic hedge, the net interest adjustments from derivatives would not be recorded with the advance interest revenues. Instead, the net interest adjustments from swaps would be recorded in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities. Thus, the accounting designation of a hedge may have a significant impact on reported Interest income from advances. There were no material amounts of net interest adjustments from interest rate swaps designated as economic hedges of advances that were reported in Other income (loss) in the current year or prior year periods related to swaps associated with advances.
Interest Expense — 2011 first quarter compared to 2010 first quarter
The FHLBNY’s primary source of funding is through the issuance of consolidated obligation bonds and discount notes in the global debt markets. Consolidated obligation bonds are medium- and long-term bonds, while discount notes are short-term instruments. To fund its assets, the FHLBNY considers its interest rate risk and liquidity requirements in conjunction with consolidated obligation buyers’ preferences and capital market conditions when determining the characteristics of debt to be issued. Typically the Bank has used fixed-rate callable and non-callable bonds to fund mortgage-related assets and advances. Discount notes are issued to fund advances and investments with shorter interest rate reset characteristics.
The principal categories of Interest expense are summarized below (dollars in thousands). Changes in rate and intermediation volume (average interest-costing liabilities), the mix of debt issuances between bonds and discount notes, and the impact of hedging strategies explain the changes in interest expense.
Table 1.4: Interest Expenses — Principal Categories

	Three months ended March 31,
			Percentage
	2011	2010	Variance
Interest Expense
Consolidated obligations-bonds	$114,277	$154,913	(26.23)%
Consolidated obligations-discount notes	7,816	9,657	(19.06)
Deposits	470	892	(47.31)
Mandatorily redeemable capital stock	744	1,495	(50.23)
Cash collateral held and other borrowings	9	—	NM

Total interest expense	$123,316	$166,957	(26.14)%

Reported Interest expense for consolidated obligation bonds is adjusted for the cash flows associated with interest rate swaps. The Bank generally pays variable-rate LIBOR-indexed cash flows to derivative counterparties and, in exchange, the Bank receives fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the FHLBank bonds. The Bank generally hedges its long-term fixed-rate bonds and almost all fixed-rate callable bonds with swaps that generally qualify for hedge accounting. The Bank economically hedged certain floating-rate bonds that were not indexed to 3-month LIBOR and certain short-term fixed-rate debt and discount notes. The Bank believed that the hedges would not be highly effective in offsetting changes in the fair values of the debt and the swap, and would not therefore qualify for hedge accounting.

Reported Interest expense in the 2011 first quarter declined compared to the same period in 2010 because of (1) lower cost of coupons paid on consolidated obligation bonds and discount notes, and (2) lower volume of debt issued because of decline in funding requirements as balance sheet assets declined, specifically advances borrowed by members. See Table 1.10, Rate and Volume Analysis for more information.
Impact of hedging debt — The FHLBNY issues both fixed-rate callable and non-callable debt. Typically, the Bank issues callable debt with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of its fixed-rate callable debt. A substantial percentage of non-callable fixed-rate debt is also swapped to “plain vanilla” LIBOR-indexed cash flows. These hedging strategies benefit the Bank in two principal ways: (1) fixed-rate callable bond, in conjunction with interest rate swap containing a call feature that mirrors the option embedded in the callable bond, enables the FHLBNY to meet its funding needs at yields not otherwise directly attainable through the issuance of callable debt; and, (2) the issuance of fixed-rate debt and the simultaneous execution of an interest rate swap converts the debt to an adjustable-rate instrument tied to an index, typically 3-month LIBOR. Derivative strategies are used to manage the interest rate risk inherent in fixed-rate debt, and certain floating-rate debt that are not indexed to 3-month LIBOR rates. The strategies are designed to protect future interest income. The economic hedge of debt tied to indices other than 3-month LIBOR (Prime, Federal funds rate, and 1-month LIBOR) is designed to effectively convert the cash flows of the debt to 3-month LIBOR.
The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):
Table 1.5: Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Three months ended March 31,
	2011	2010
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$249,744	$328,657
Discount notes-Interest expense before adjustment for swaps	7,816	9,657
Net interest adjustment for interest rate swaps	(135,467)	(173,744)

Total Consolidated bonds and discount notes-interest expense reported	$122,093	$164,570

Funding environment — Pricing of FHLBank bonds and discount notes have remained at very narrow sub-LIBOR spreads, and cost of funding has remained well above historical cost of FHLBank debt. Investor demand appears to be for shorter maturity bonds and notes. The prevailing investor belief seems to be that rates will eventually rise over the next 12 months, and investors are temporarily “parking” their cash in short maturity instruments. If such sentiments continue, discount note pricing should be most attractive for notes that mature within a month. The FHLBNY has generally increased the proportion of discount notes, relative to bonds, to fund its balance sheet. Issuance of long- and medium-term FHLBank bonds has remained at all-time lows as the pricing of bonds longer than 3-4 years have been uneconomical to issue.
Net Interest Income — 2011 first quarter compared to 2010 first quarter
Net interest income is the principal source of revenue for the Bank, and represents the difference between interest income from interest-earning assets and interest expense paid on interest-costing liabilities. Net interest income is impacted by a variety of factors: Net interest income is directly impacted by transaction volumes, as measured by average balances of interest earning assets, and by the prevailing balance sheet yields, as measured by coupons on earning assets minus yields paid on interest-costing liabilities net of the cash flows paid or received on interest rate derivatives that qualified under hedge accounting rules.
•	Member demand for advances and investment activity, the yields from advances and investments, and the cost of consolidated obligation debt that is issued by the Bank to fund advances and investments.
•	The volatility of the 3-month LIBOR rate and its absolute level has a profound impact on the Bank’s cost of funding and earning assets. A stable spread between the FHLBank issued-debt and LIBOR is also an important element in the Bank’s funding tactics and also impacts the pricing of advances offered to members.
•	The execution of interest rate swaps in the derivative market at a constant spread to LIBOR, in effect converting fixed-rate advances and fixed-rate debt to conventional adjustable-rate instruments indexed to LIBOR, results in an important intermediation for the Bank between the capital markets and the swap market. The intermediation has typically permitted the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate debt in the capital markets. The FHLBNY deploys hedging strategies to protect future net interest income. These strategies may reduce income in the short-run, but the FHLBNY expects them to benefit future periods.
•	Income earned from assets funded by member capital and retained earnings, referred to as “deployed capital”, which is non-interest bearing, is another important contributor for the FHLBNY.
All of these factors may fluctuate based on changes in interest rates, demand by members for advances, investor demand for debt issued by the FHLBNY, the change in the spread between the yields on advances and investments, and the cost of financing these assets by the issuance of debt to investors.

The following table summarizes Net interest income (dollars in thousands):
Table 1.6: Net Interest Income

	Three months ended March 31,
			Percentage
	2011	2010	Variance
Total interest income	$257,389	$273,152	(5.78)%
Total interest expense	123,316	166,957	(26.14)

Net interest income before provision for credit losses	$134,073	$106,195	26.25%

Net interest income benefited from prepayment fees of $42.7 million. Without the positive impact of the fees, Net interest income would have declined in the 2011 first quarter compared to the same period in 2010, primarily because of (1) lower business volume as measured by average advances borrowed by members, and (2) prepayments, paydowns and maturities of higher-yielding assets that were replaced with assets with lower spreads.
Impact of lower interest income from investing member capital — The FHLBNY earns significant interest income from investing its members’ capital to fund interest-earning assets. Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and to changes in the average outstanding capital and non-interest bearing liabilities (Volume effects). In the 2011 first quarter, the FHLBNY earned less interest income from investing members’ capital and net non-interest assets compared to the same period in 2010. This was caused by the decline in stockholders capital stock, which has declined in parallel with the lower volume of advances borrowed by members. As capital declines, the FHLBNY has lower amounts of deployed capital to invest and enhance interest income. Typically, members’ capital is invested in short-term liquid investments, and the Bank earned very low income because of much lower yields in both periods. For more information, see Table 1.9: Spread and Yield Analysis and Table 1.10: Rate and Volume Analysis.
Impact of qualifying hedges on Net interest income - The Bank deploys hedging strategies to protect future net interest income that may reduce income in the short-term. Net interest accruals of derivatives designated in a fair value or cash flow hedge qualifying under hedge accounting rules are recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities. They can have a significant impact on Net interest income. On a GAAP basis, the impact of derivatives was to reduce Net interest income. For more information, see the table below.
The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):
Table 1.7: Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended March 31,
	2011	2010

Interest Income	$695,997	$803,433
Net interest adjustment from interest rate swaps	(438,608)	(530,281)

Reported interest income	257,389	273,152

Interest Expense	258,783	340,701
Net interest adjustment from interest rate swaps	(135,467)	(173,744)

Reported interest expense	123,316	166,957

Net interest income (Margin)	$134,073	$106,195

Net interest adjustment — interest rate swaps	$(303,141)	$(356,537)

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
In a hedge of a fixed-rate consolidated obligation bond, the FHLBNY pays the swap dealer a LIBOR-indexed interest payment, and in return the swap dealer pays fixed-rate interest payments (which typically mirrors the coupon paid to investors holding the FHLBank debt).
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

Impact of economic hedges on Net interest income 2011 first quarter compared to 2010 first quarter - The FHLBNY executes certain transactions designated as economic hedges, primarily as hedges of FHLBNY debt. Under existing accounting rules, the interest income or expense generated from the derivatives designated as economic hedges is not reported as a component of Net interest income, although they have an economic impact on Net interest income. Under GAAP, interest income or expense from such derivatives are recorded as derivative gains and losses in Other income (loss).
The reporting classification of interest income or expense associated with swaps designated as economic hedges has no impact on Net income, as these adjustments are either reported as a component of Net interest income or as a component of Other income as gains or losses from hedging activities. Interest rate swaps designated as economic hedges have declined as much of the swaps executed in prior years have matured. In prior years, significant amounts of swaps were designated as economic hedges of consolidated obligation debt, in a hedging strategy that converted floating-rate debt indexed to 1-month LIBOR, the Prime rate, and the Federal funds rate to 3-month LIBOR cash flows.
The following table contrasts Net interest income, Net income spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):
Table 1.8: GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$134,073	0.54%	0.49%	$106,195	0.38%	0.33%

Interest income (expense)
Swaps not designated in a hedging relationship	12,857	0.05	0.06	37,220	0.14	0.15

Economic net interest income	$146,930	0.59%	0.55%	$143,415	0.52%	0.48%

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
Table 1.9: Spread and Yield Analysis

	Three months ended March 31,
	2011			2010
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate[1]	Balance	Expense	Rate[1]
Earning Assets:
Advances	$78,406,209	$158,696	0.82%	$91,414,698	$149,640	0.66%
Certificates of deposit and other	2,368,320	966	0.17	2,261,163	830	0.15
Federal funds sold and other overnight funds	7,347,356	2,546	0.14	5,371,946	1,543	0.12
Investments	11,762,592	79,695	2.75	12,412,612	104,398	3.41
Mortgage and other loans	1,270,681	15,486	4.94	1,299,588	16,741	5.22

Total interest-earning assets	$101,155,158	$257,389	1.03%	$112,760,007	$273,152	0.98%

Funded By:
Consolidated obligations-bonds	$72,417,536	$114,277	0.64	$74,296,820	$154,913	0.85
Consolidated obligations-discount notes	17,764,760	7,816	0.18	24,555,640	9,657	0.16
Interest-bearing deposits and other borrowings	2,424,583	479	0.08	5,051,351	892	0.07
Mandatorily redeemable capital stock	59,197	744	5.10	108,396	1,495	5.59

Total interest-bearing liabilities	92,666,076	123,316	0.54%	104,012,207	166,957	0.65%

Capital and other non-interest- bearing funds	8,489,082	—		8,747,800	—

Total Funding	$101,155,158	$123,316		$112,760,007	$166,957

Net Interest Income/Spread		$134,073	0.49%		$106,195	0.33%

Net Interest Margin
(Net interest income/Earning Assets)			0.54%			0.38%

[1]	Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by the Bank and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond. Similarly, the Bank makes fixed-rate advances to members and hedges the advance with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and rates are annualized.

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
Table 1.10: Rate and Volume Analysis

	For the three months ended
	March 31, 2011 vs. March 31, 2010
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(23,186)	$32,242	$9,056
Certificates of deposit and other	40	96	136
Federal funds sold and other overnight funds	643	360	1,003
Investments	(5,241)	(19,462)	(24,703)
Mortgage loans and other loans	(367)	(888)	(1,255)

Total interest income	(28,111)	12,348	(15,763)

Interest Expense
Consolidated obligations-bonds	(3,829)	(36,807)	(40,636)
Consolidated obligations-discount notes	(2,892)	1,051	(1,841)
Deposits and borrowings	(508)	95	(413)
Mandatorily redeemable capital stock	(629)	(122)	(751)

Total interest expense	(7,858)	(35,783)	(43,641)

Changes in Net Interest Income	$(20,253)	$48,131	$27,878

Allowance for Credit Losses — 2011 first quarter compared to 2010 first quarter
•	Mortgage loans held-for-portfolio - The Bank evaluates mortgage loans at least quarterly on an individual loan-by-loan basis and compares the fair values of collateral (net of liquidation costs) to recorded investment values in order to measure credit losses on impaired loans. Based on the analysis performed, a provision of $1.8 million was recorded in the 2011 first quarter compared with $0.7 million in the same period in 2010. Increase in provision was due to increase in haircut values of collateral for evaluating impaired loans. Charge offs were insignificant in all periods, and were substantially recovered through the credit enhancement provisions of MPF loans. The FHLBNY believes the allowance for loan losses is adequate to cover the losses inherent in the FHLBNY’s mortgage loan portfolio.
•	Advances - The FHLBNY’s credit risk from advances at March 31, 2011 and December 31, 2010 were concentrated in commercial banks, savings institutions and insurance companies. All advances were fully collateralized during their entire term. In addition, borrowing members pledged their stock in the FHLBNY as additional collateral for advances. The FHLBNY has not experienced any losses on credit extended to any member since its inception. Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.
The principal components of non-interest income (loss) are summarized below (in thousands):
Table 1.11: Analysis of Non-Interest Income (Loss) — 2011 first quarter compared to 2010 first quarter

	Three months ended March 31,
	2011	2010

Other income (loss):
Service fees and other	$1,256	$1,045
Instruments held at fair value — Unrealized gains (losses)	740	(8,419)

Total OTTI losses	—	(3,873)
Net amount of impairment losses reclassified (from) to
Accumulated other comprehensive loss	(370)	473

Net impairment losses recognized in earnings	(370)	(3,400)

Net realized and unrealized gains (losses) on derivatives and hedging activities	64,570	(363)
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities	—	708
Losses from extinguishment of debt and other	(51,893)	(227)

Total other income (loss)	$14,303	$(10,656)

Service fees
Service fees are derived primarily from providing correspondent banking services to members and fees earned on standby letters of credit. The Bank does not consider income from such services to be a significant element of its operations.
Net impairment losses recognized in earnings on held-to-maturity securities — Other-than-temporary impairment (“OTTI”)
Credit-related OTTI was insignificant in the 2011 first quarter, just $0.4 million compared with $3.4 million in the same period in 2010. No new MBS were impaired and the OTTI charges were primarily as a result of additional credit losses caused by slight deterioration in the performance parameters of certain previously impaired private-label MBS. The FHLBNY makes quarterly cash flow assessments of the expected credit performance of its entire portfolio of private-label MBS.
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
Changes in the fair value of a derivative that qualifies as a fair value hedge under the accounting standards for derivatives and hedging and the offsetting gain or loss on the hedged asset or liability attributable to the hedged risk are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. To the extent that changes in the fair value of the derivative are not entirely offset by changes in the fair value of the hedged asset or liability, the net impact from hedging activities represents hedge ineffectiveness.
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
Net realized and unrealized gains and losses from qualifying hedging activities under the accounting standards for derivatives and hedging are typically impacted by changes in the benchmark interest rate (designated as LIBOR by the FHLBNY) and the degree of ineffectiveness of hedging relationships between the change in the fair value of derivatives and changes in the fair value of the hedged assets and liabilities attributable to changes in benchmark interest rate. Typically, such gains and losses represent hedge ineffectiveness between changes in the fair value of the hedged item and changes in the fair value of the derivative.
Earnings impact of Instruments held at fair value under the Fair Value Option
Under the accounting standards for the fair value option (“FVO”) for financial assets and liabilities, the FHLBNY elected to carry certain consolidated obligation bonds and discount at fair value in the Statements of Condition. The Bank records changes in the unrealized fair value gains and losses on these liabilities in Other income (loss). In general, transactions elected for the fair value option are in economic hedge relationships by the execution of interest rate swaps to offset the fair value volatility of consolidated obligation debt elected under the FVO.
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
The Bank hedges debt designated under the FVO on an economic basis by executing interest rate swaps with terms that match such debt. Unrealized gains and losses were almost entirely offset by fair value changes on derivatives that economically hedged the debt. For more information, see Table 1.12 below and Note 16 — Fair Values of Financial Instruments.

Earnings Impact of Derivatives and Hedging Activities
Qualifying hedges under the accounting standards for derivatives and hedging - Hedge ineffectiveness occurs when changes in the fair value of the derivative and the associated hedged financial instrument (generally debt or an advance) do not perfectly offset each other. Hedge ineffectiveness is associated with changes in the benchmark interest rate and volatility, and the extent of the mismatch of the structures of the derivative and the hedged financial instrument.
Key components of $58.1 million in hedging gains from qualifying hedges were primarily due to:
•	Net gains from hedges of advances were $56.3 million in the 2011 first quarter, largely benefitting from the recognition of realized gains from termination of hedges contemporaneous with the prepayments of hedged advances. Such hedge terminations contributed $52.0 million.
•	Net gains from hedges of debt and advances and other instruments were not material in the 2011 first quarter, contributing $6.1 million. In the same period in 2010, a gain of $4.6 million was recorded.
•	Typically, the FHLBNY hedges its advances and bonds with structures that are almost identical, and gains and losses represent hedge ineffectiveness caused by the asymmetrical impact of interest rate volatility on hedged debt and advances and associated swaps. Besides market volatility of interest rates, gains and losses are also caused by the timing of the maturity of swaps, because all gains and losses are unrealized and reverse as swaps mature or approach maturity. Thus, a fair value loss in a reported period may be followed by a gain in the period the swap matures.
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
However, interest income and expense have economic consequences since they are the result of exchanges of cash payments or receipts. Additionally, if derivatives are prepaid prior to maturity or at predetermined call and put dates, they are settled at the then existing fair values in cash. Under hedge accounting rules, net swap interest expense and income associated with swaps in economic hedges of assets and liabilities are recorded as hedging losses and gains. On the other hand, when swaps qualify for hedge accounting treatment, interest income and interest expense from interest rate swaps are reported as a component of Net interest income together with interest on the instrument being hedged.
Key components of hedging gains from derivatives designated as economic hedges were primarily due to:
•	Economic hedges of consolidated obligation bonds — Unrealized gains were not significant and were generated primarily by: (1) Basis swaps that synthetically converted floating-rate debt (based on non- 3-month LIBOR: Prime rate, Federal funds rate, and 1-month LIBOR) to 3-month LIBOR cash flows, and (2) Short-term callable debt swapped by mirror image interest rate swaps. The “pay-leg” of the basis swaps floats with changes to the 3-month LIBOR index. The “receive-leg” floats with changes to indices other than 3-month LIBOR.
•	Economic hedges of consolidated obligation discount notes — The FHLBNY hedges the principal amounts of certain term discount notes to convert fixed cash flows to LIBOR indexed cash flows. Their impact was not material.
•	Economic hedges of balance sheet parameters, primarily hedging GSE-issued capped floating-rate mortgage-backed securities. The Bank has an inventory of $1.9 billion of interest-rate caps with final maturities in 2018 and strikes ranging from 6.20% to 6.75% indexed mainly to 1-month LIBOR. The caps were purchased at a cost of $46.9 million. The fair values of the caps will exhibit unrealized gains and losses in line with volatility and direction of interest rates, but will ultimately decline to zero over the contractual life of the caps if held to maturity. In a declining interest rate environment at March 31, 2011, relative to December 31, 2010, fair values of purchased caps were exhibiting fair value losses. At March 31, 2011, fair values of interest rate caps were $38.3 million, down from $41.9 million at December 31, 2010.
Swaps economically hedging instruments designated under the FVO — The Bank hedges consolidated obligation bonds and discount notes under the FVO. In a declining interest rate environment, the interest rate swaps that were economic hedges of debt under the FVO were in fair value gain positions. Such swaps are structured for the Bank to receive fixed rate cash flows and pay floating rate (LIBOR-indexed) cash flows to swap counterparties. In a declining interest rate environment, the fair values of the swaps would be in an unrealized fair value gain position. Such gains will also decline to zero if held to maturity or to their call dates. In the 2011 first quarter, net unrealized gains were $6.7 million, compared to $14.4 million in the same period in 2010.

The following tables summarize the impact of hedging activities on earnings (in thousands):
Table 1.12: Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended March 31, 2011
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions[1]	Total

Amortization/accretion of hedging activities reported in net interest income	$(2,215)	$24	$(468)	$—	$—	$—	$(2,659)

Net realized and unrealized gains (losses) on derivatives and hedging activities	56,337	—	1,797	—	—	—	58,134
Net gains (losses) derivatives-FVO	—	—	6,604	95	—	—	6,699
Gains (losses)-economic hedges[1]	62	169	3,095	—	(3,589)	—	(263)

Net realized and unrealized (losses) gains on derivatives and hedging activities	56,399	169	11,496	95	(3,589)	—	64,570

Total	$54,184	$193	$11,028	$95	$(3,589)	$—	$61,911

	Three months ended March 31, 2010
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion of hedging activities reported in net interest income	$(96)	$21	$(966)	$—	$—	$—	$(1,041)

Net realized and unrealized gains (losses) on derivatives and hedging activities	619	—	4,004	—	—	—	4,623
Net gains (losses) derivatives-FVO	—	—	14,389	—	—	—	14,389
Gains (losses)-economic hedges	(3,643)	149	13,296	1,296	(30,493)	20	(19,375)

Net realized and unrealized (losses) gains on derivatives and hedging activities	(3,024)	149	31,689	1,296	(30,493)	20	(363)

Total	$(3,120)	$170	$30,723	$1,296	$(30,493)	$20	$(1,404)

[1]	Includes de minimis amount of fair value for intermediary positions for three months ended March 31, 2011
Cash Flow Hedges
From time-to-time, the Bank executes interest rate swaps on the anticipated issuance of debt to “lock in” a spread between the earning asset and the cost of funding. The hedges are accounted under cash flow hedging rules and the effective portion of changes in the fair values of the swaps is recorded in AOCI. The ineffective portion is recorded through net income. The swap is terminated upon issuance of the debt instrument, and amounts reported in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued. The maximum period of time that the Bank typically hedges to exposure to the variability in future cash flows for forecasted transactions is between three and six months. At March 31, 2011, the Bank had open contracts of $55.0 million of swaps to hedge the anticipated issuances of debt. The fair values of the open contracts recorded in AOCI amounted to an unrealized gain of $0.4 million at March 31, 2011.
No amounts were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges, because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter in any periods in this report. Ineffectiveness from hedges designated as cash flow hedges was not material in any periods reported in this Form 10-Q. Over the next 12 months, it is expected that $3.7 million of net losses recorded in AOCI will be recognized as an interest expense.
In the 2011 first quarter, the Bank executed long-term pay-fixed receive 3-month LIBOR-indexed interest rate swap that was designated as cash flow hedges of a rollover financing program involving the sequential issuances of fixed-rate 3-month term discount notes over the same period as the term of the swap. The objective of the hedge is to offset the variability of cash flows, attributable to changes in benchmark interest rate (3-month LIBOR), due to the rollover of its fixed-rate 91 day discount notes issued in parallel with the cash flow payments of the swap every 91 days through till the maturity of the swap. Changes in the cash flows of the interest rate swap are expected to be highly effective at offsetting the changes in the interest element of the cash flows related to the forecasted issuance of the 91 day discount note. The maximum period of time that the Bank hedged exposure to the variability in future cash flows in this program is three months. At March 31, 2011, the Bank had open contracts of $150.0 million of swaps to hedge the anticipated issuances of discount notes under this program. The fair values of the open contracts recorded in AOCI amounted to an unrealized gain of $1.9 million at March 31, 2011.

Derivative gains and losses reclassified from Accumulated other comprehensive income (loss) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):
Table 1.13: Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended March 31,
	2011	2010
Accumulated other comprehensive income/(loss) from cash flow hedges
Beginning of period	$(15,196)	$(22,683)
Net hedging transactions	2,690	392
Reclassified into earnings	1,038	1,740

End of period	$(11,468)	$(20,551)

Debt extinguishment and sale of investment securities
The Bank retires debt principally to reduce future debt costs when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities. When assets are prepaid ahead of their expected or contractual maturities, the Bank also attempts to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns. Bond retirement typically requires a payment of a premium resulting in a loss. The Bank typically receives prepayment fees when assets are prepaid, and the FHLBNY typically remains economically indifferent. From time to time, the bank may sell investment securities classified as available-for-sale, or on an isolated basis may be asked by the issuer of a security which the Bank has classified as held-to-maturity (“HTM”) to redeem the investment security.
The following table summarizes such activities (in thousands):
Table 1.14: Gains (Losses) on Sale and Extinguishment of Financial Instruments

	Three months ended March 31,
	2011		2010
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Extinguishment of CO Bonds	$327,345	$(34,409)	$—	$—
Transfer of CO Bonds to Other FHLBanks	$150,049	$(17,332)	$—	$—
Operating Expenses, Compensation and Benefits, and Other Expenses — 2011 first quarter compared to 2010 first quarter
Operating expenses included the administrative and overhead costs of operating the Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members. Operating Expenses of the FHLBNY were $7.5 million in the 2011 first quarter, up from $6.3 million in the same period in 2010. Compensation and benefits rose to $38.9 million in the 2011 period, up from $12.9 million in the same period in 2010. In March 2011, the FHLBNY contributed $24.0 million to its Defined Benefit Plan to eliminate a funding shortfall and this amount was charged to Net income. The FHLBNY was also assessed for its share of the operating expenses for the Finance Agency and the Office of Finance, and those totaled $3.4 million in the 2011 first quarter, up from $2.4 million in the same period in 2010. The 12 FHLBanks and two other GSEs share the administrative cost of the Finance Agency.
Operating Expenses
The following table sets forth the major categories of operating expenses (dollars in thousands):
Table 1.15: Operating Expenses

	Three months ended March 31,
		Percentage of		Percentage of
	2011	Total	2010	Total

Temporary workers	$47	0.62%	$39	0.61%
Occupancy	1,113	14.78	1,062	16.75
Depreciation and leasehold amortization	1,399	18.58	1,366	21.54
Computer service agreements and contractual services	2,575	34.20	1,901	29.97
Professional and legal fees	798	10.60	542	8.55
Other *	1,598	21.22	1,432	22.58

Total operating expenses	$7,530	100.00%	$6,342	100.00%

Salaries	$7,559	19.39%	$6,963	54.00%
Employee benefits	31,422	80.61	5,931	46.00

Total Compensation and Benefits	$38,981	100.00%	$12,894	100.00%

Finance Agency and Office of Finance	$3,397		$2,418

*	Other primarily represents audit fees, director fees and expenses, insurance and telecommunications.

Assessments — 2011 first quarter compared to 2010 first quarter
Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program (“AHP”) and to satisfy its Resolution Funding Corporation assessment (“REFCORP”). For more information, see “Affordable Housing Program and Other Mission Related Programs” and “Assessments” under ITEM 1 BUSINESS in Form 10-K filed on March 25, 2011.
Affordable Housing Program obligations - The Bank fulfills its AHP obligations primarily through direct grants to members, who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBNY sets aside 10 percent from its pre-assessment regulatory net income for the Affordable Housing Program. Regulatory net income is defined as GAAP net income before interest expense on mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP. The amounts set aside are considered as the Bank’s liability towards its Affordable Housing Program obligations. AHP grants and subsidies are provided to members out of this liability.
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):
Table 2.1: Affordable Housing Program Liabilities

	Three months ended March 31,
	2011	2010

Beginning balance	$138,365	$144,489
Additions from current period’s assessments	7,969	6,126
Net disbursements for grants and programs	(11,203)	(4,955)

Ending balance	$135,131	$145,660

REFCORP — The following table provides roll-forward information with respect to changes in REFCORP liabilities (in thousands):
Table 2.2: REFCORP

	Three months ended March 31,
	2011	2010

Beginning balance	$21,617	$24,234
Additions from current period’s assessments	17,745	13,410
Net disbursements to REFCORP	(20,627)	(16,027)

Ending balance	$18,735	$21,617

Financial Condition (dollars in thousands):
Table 3.1:Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	March 31, 2011	December 31, 2010	dollar amount	percentage
Assets
Cash and due from banks	$2,953,801	$660,873	$2,292,928	346.95%
Federal funds sold	5,093,000	4,988,000	105,000	2.11
Available-for-sale securities	3,719,024	3,990,082	(271,058)	(6.79)
Held-to-maturity securities
Long-term securities	8,042,487	7,761,192	281,295	3.62
Advances	75,487,377	81,200,336	(5,712,959)	(7.04)
Mortgage loans held-for-portfolio	1,270,891	1,265,804	5,087	0.40
Derivative assets	24,964	22,010	2,954	13.42
Other assets	282,290	323,773	(41,483)	(12.81)

Total assets	$96,873,834	$100,212,070	$(3,338,236)	(3.33)%

Liabilities
Deposits
Interest-bearing demand	$2,465,860	$2,401,882	$63,978	2.66%
Non-interest bearing demand	2,971	9,898	(6,927)	(69.98)
Term	43,800	42,700	1,100	2.58

Total deposits	2,512,631	2,454,480	58,151	2.37

Consolidated obligations
Bonds	68,529,981	71,742,627	(3,212,646)	(4.48)
Discount notes	19,507,159	19,391,452	115,707	0.60

Total consolidated obligations	88,037,140	91,134,079	(3,096,939)	(3.40)

Mandatorily redeemable capital stock	59,126	63,219	(4,093)	(6.47)

Derivative liabilities	839,710	954,898	(115,188)	(12.06)
Other liabilities	482,200	461,025	21,175	4.59

Total liabilities	91,930,807	95,067,701	(3,136,894)	(3.30)

Capital	4,943,027	5,144,369	(201,342)	(3.91)

Total liabilities and capital	$96,873,834	$100,212,070	$(3,338,236)	(3.33)%

Balance sheet overview- March 31, 2011 compared to December 31, 2010
The FHLBNY experienced steady balance sheet contraction in the 2011 first quarter, in parallel with the decline in Advances to $75.5 billion at March 31, 2011 from $81.2 billion at December 31, 2010. Reported balances include fair value basis of hedged advances. The decline in demand for member borrowings has occurred as member banks have taken advantage of improved availability of alternate funding sources such as deposits and senior unsecured borrowings in a more liquid market. Member demand for borrowed advances has also declined, as loan demand from members’ customers may have stayed lukewarm due to nationally weak economic conditions.
Advances — At March 31, 2011, the FHLBNY’s Total assets were $96.9 billion, a decrease of 3.3%, or $3.3 billion from December 31, 2010. The Bank’s balance sheet management strategy has been to keep balance sheet growth or decline in line with the changes in member demand for advances, which declined 7.0%.
Table 3.2:Advance Graph

Investments — The FHLBNY’s investment strategies continue to be restrained, and acquisitions were limited to investments in mortgage-backed securities (“MBS”) issued by GSEs and U.S. government agencies. Acquisitions even in such securities have been made when they justified the Bank’s risk-reward preferences.
Market pricing of GSE-issued MBS was substantially all in net unrealized fair value gain positions. Fair values of the Bank’s private-label securities also improved at March 31, 2011 relative to December 31, 2010, but were still depressed, as market conditions for such securities remained uncertain. For more information about fair values of AFS and HTM securities, see Note 16 Fair Values of Financial Instruments.
Leverage — At March 31, 2011, balance sheet leverage was 19.6 times shareholders’ equity, compared to 19.5 times capital at December 31, 2010. The Bank’s balance sheet management strategy is to keep the balance sheet change in line with the changes in member demand for advances, although from time to time the Bank may maintain excess liquidity investments to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged. Under existing capital management practices, members are required to purchase capital stock to support their borrowings from the Bank, and when capital stock is in excess of the amount that is required to support advance borrowings, the Bank redeems the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged. As capital increases or declines in line with higher or lower volumes of advances, the Bank may also adjust its assets by increasing or decreasing holdings of short-term investments in certificates of deposit, and, to some extent, its positions in Federal funds sold, which it inventories to accommodate unexpected member needs for liquidity.
Debt — The primary source of funds for the FHLBNY continued to be the issuance of consolidated obligation bonds and discount notes. Discount notes are consolidated obligations with maturities up to one year, and consolidated bonds have maturities of one year or longer. The mix between the use of discount notes and bonds to finance the Bank’s balance sheet assets has remained almost unchanged at March 31, 2011 from December 31, 2010.
Liquidity and Short-term Debt — The following table summarizes the FHLBNY’s short-term debt (in thousands). Also see Tables 7.1 — 7.10 and 10.4 for additional information.
Table 3.3: Short—term debt

	Short Term Liquidity
	March 31, 2011	December 31, 2010

Consolidated Obligations-Discount Notes [1]	$19,507,159	$19,391,452

Consolidated Obligations-Bonds With Original Maturities of One Year or Less [2]	$9,635,000	$12,410,000

[1]	Outstanding at end of the period — carrying value

[2]	Outstanding at end of the period — par value
The FHLBNY’s liquid assets included cash at the FRB, federal funds sold, and a portfolio of highly rated GSE securities that were available-for-sale.
The FHLBanks’ GSE status enables the FHLBanks, including FHLBNY, to fund its consolidated obligation debt at tight margins to U.S. Treasury. These are discussed in more detail under “Debt Financing and Consolidated Obligations” in this MD&A. The FHLBNY’s internal source of liquidity position remains strong, and was in compliance with all regulatory requirements. Management does not foresee any changes to that position.
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
Member demand for advance borrowings has steadily declined in the 2011 first quarter, a continuing trend from 2010. Member prepayments were significant but were largely concentrated on the prepayments of putable fixed-rate advances, which were replaced almost immediately by medium and short-term fixed-rate advances without the put option.
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and term funding driven by economic factors such as availability to the Bank’s members of alternative funding sources that are more attractive, or by the interest rate environment and the outlook for the economy. Members may choose to prepay advances (which may generate prepayment penalty fees) based on their expectations of interest rate changes and demand for liquidity. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When FHLBNY members are acquired by members of another FHLBank or a non-member, the former members no longer qualify for membership and the FHLBNY may not offer renewals or additional advances to the former members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight lending if the former member borrowed short-term and overnight advances.
Advances — Product Types
The following table summarizes par values of advances by product type (dollars in thousands):
Table 4.1: Advances by Product Type

	March 31, 2011		December 31, 2010
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit — ARCs	$8,016,000	11.09%	$8,121,000	10.56%
Fixed Rate Advances	58,304,095	80.64	64,557,112	83.91
Short-Term Advances	3,489,700	4.83	1,357,300	1.76
Mortgage Matched Advances	466,114	0.64	479,934	0.62
Overnight & Line of Credit (OLOC) Advances	1,024,295	1.42	1,402,696	1.82
All other categories	1,000,067	1.38	1,021,497	1.33

Total par value	72,300,271	100.00%	76,939,539	100.00%

Discount on AHP Advances	(36)		(42)
Hedging adjustments	3,187,142		4,260,839

Total	$75,487,377		$81,200,336

Member demand for advance products
Fixed-rate advance products declined at March 31, 2011 primarily because of the prepayment of fixed-rate putable advances. Borrowers have also remained reluctant to borrow long-term advances. Much of the prepayments were immediately replaced by medium- and short-term advances, which also explains the increase in Short-Term fixed rate advances.
Adjustable Rate Advances (“ARC Advances”) — Demand for ARC advances has stabilized after a declining trend in most of 2010. Generally, the FHLBNY’s larger members have been the more significant borrowers of ARCs.
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
Member demand for fixed-rate advances has been soft in the 2011 first quarter and borrowings have declined. Prepayments have been heavily concentrated in the fixed-rate putable advance. On aggregate, maturing and prepaid advances have been replaced by short- and medium-term advances, as members remain uncertain about locking into long-term advances perhaps because of unfavorable pricing of longer-term advances or an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.
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
In the 2011 first quarter, maturing and prepaid putable advances were either not replaced or replaced by bullet advance (without the put feature).
Short-term Advances — Demand for Short-term fixed-rate advances had remained steady through most of the 2011 first quarter and grew because borrowing member replaced some of the prepaid putable advances with short-term advances to take advantage of the current low coupons.
Overnight advances — Overnight borrowings remained soft, a continuation of the trend seen in 2010. Member demand for the overnight Advances may also reflect the seasonal needs of certain member banks for their short-term liquidity requirements. Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.
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
The following table summarizes merger activity (dollars in thousands):
Table 4.2: Merger Activity

	Merger Activity
	Three months ended March 31,
	2011	2010

Number of Non-Members [1]	9	11

Non-member advances outstanding at period end	$833,928	$1,840,960

[1]	Members who became non-members because of mergers.
The former members are not considered to have a significant borrowing potential.
Prepayment of Advances
Prepayment initiated by members or former members is another important factor that impacts advances. The FHLBNY charges a prepayment fee when the member or a former member prepays certain advances before the original maturity.
The following table summarizes prepayment activity (in thousands):
Table 4.3: Prepayment Activity

	Prepayment Activity
	Three months ended March 31,
	2011	2010

Advances pre-paid at par	$7,107,367	$180,000

Prepayment fees	$42,743	$701

For advances that are prepaid and hedged under hedge accounting rules, the FHLBNY generally terminates the hedging relationship upon prepayment and adjusts the prepayment fees received for the associated fair value basis of the hedged prepaid advance.

Advances — Interest Rate Terms
The following table summarizes interest-rate payment terms for advances (dollars in thousands):
Table 4.4: Advances by Interest-Rate Payment Terms

	March 31, 2011		December 31, 2010
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate	$64,284,271	88.91%	$68,818,343	89.44%
Variable-rate	8,008,000	11.08	8,113,000	10.55
Variable-rate capped	8,000	0.01	8,000	0.01
Overdrawn demand deposit accounts	—	—	196	—

Total par value	72,300,271	100.00%	76,939,539	100.00%

Discount on AHP Advances	(36)		(42)
Hedging basis adjustments	3,187,142		4,260,839

Total	$75,487,377		$81,200,336

Fixed-rate borrowings remained popular with members but amounts borrowed have declined in line with the overall decline in member demand for advances. The product is popular with members as reflected by an increasing percentage of total advances outstanding. Variable-rate advances outstanding declined in percentage terms and amounts outstanding. Member demand for adjustable-rate LIBOR-based funding has been weak, as members may perceive the risk of a combination of an unsettled interest rate environment and a steepening yield curve to make variable-rate borrowing relatively unattractive from an interest-rate risk management perspective. Variable-rate capped advances also declined in a declining interest rate environment. Typically, capped ARCs are in demand by members only in a rising rate environment, as they would purchase cap options from the FHLBNY to limit borrowers’ interest rate exposure. With a capped variable rate advance, the FHLBNY had offsetting purchased cap options that mirrored the terms of the caps sold to members, offsetting the FHLBNY’s exposure on the advance.
The following table summarizes variable-rate advances by reference-index type (in thousands):
Table 4.5: Variable-Rate Advances

	March 31, 2011	December 31, 2010

LIBOR indexed	$8,016,000	$8,121,000
Overdrawn demand deposit accounts	—	196
Prime	—	—

Total	$8,016,000	$8,121,196

The following table summarizes maturity and yield characteristics of par amounts of advances (dollars in thousands):
Table 4.6: Advances by Maturity and Yield Type

	March 31, 2011		December 31, 2010
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$14,762,800	20.42%	$14,384,651	18.70%
Due after one year	49,521,471	68.50	54,433,692	70.75

Total Fixed-rate	64,284,271	88.92	68,818,343	89.45

Variable-rate
Due in one year or less	2,353,000	3.25	2,488,196	3.23
Due after one year	5,663,000	7.83	5,633,000	7.32

Total Variable-rate	8,016,000	11.08	8,121,196	10.55

Total par value	72,300,271	100.00%	76,939,539	100.00%

Discount on AHP Advances	(36)		(42)
Hedging adjustments	3,187,142		4,260,839

Total	$75,487,377		$81,200,336

Impact of Derivatives and hedging activities to the balance sheet carrying values of Advances
Advance book values included fair value basis adjustments (“hedging adjustments”), which are recorded under the hedge accounting provisions on hedged advances. When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction.
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
Hedge volume — The Bank primarily hedges putable advances and certain “bullet” fixed-rate advances that qualify under the hedging provisions of the accounting standards for derivatives and hedging, and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.
The following table summarizes hedged advances by type of option features (in thousands):
Table 4.7: Hedged Advances by Type

	Advances
Par Amount	March 31, 2011	December 31, 2010
Qualifying Hedges
Fixed-rate bullets	$29,590,412	$26,562,821
Fixed-rate putable	26,877,062	33,612,162
Fixed-rate callable	305,000	150,000

Total Qualifying Hedges	$56,772,474	$60,324,983

Aggregate par amount of advances hedged [1]	$56,866,249	$60,461,327

Fair value basis (Qualifying hedging adjustments)	$3,187,142	$4,260,839

[1]	Either hedged economically or qualified under a hedge accounting rules
Except for an insignificant notional amount of derivatives that were designated as economic hedges of advances, hedged advances were in a qualifying hedging relationship under the accounting standards for derivatives and hedging. (See Tables 9.1 — 9.5). No advances were designated under the FVO. The FHLBNY typically hedges fixed-rate advances in order to convert fixed-rate cash flows to LIBOR-indexed cash flows through the use of interest rate swaps.
The FHLBNY has allowed its fixed-rate putable advances to decline, and since almost all advances with put or call features are hedged, the decline in hedged advances was consistent with the contraction of fixed-rate putable advances. The put option in the advance is purchased by the FHLBNY from the borrowing member and mirrors the cancellable swap option owned by the swap counterparty. Under the terms of the put option, the Bank has the right to terminate the advance at agreed-upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put by the FHLBNY at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then-prevailing market rates and at the then-existing terms and conditions.

Fair value basis adjustments - Fair value gains were consistent with the higher contractual coupons of hedged long-and medium-term fixed-rate advances. These advances had been issued at prior years at the then-prevailing higher interest rate environment compared to the lower interest rate environment at the balance sheet dates that were projecting forward rates below the contractual coupons of hedged fixed-rate advances. Fixed-rate advances, in a lower interest rate environment relative to the coupons of the advances, will exhibit net unrealized fair value basis gains.
The period-over-period decrease in net fair value basis adjustments of hedged Advances was primarily caused by (1) the upward shift (albeit small) of the forward swap interest rates at the current period end compared to December 31, 2010, as displayed below. As future swap rates increase, the higher contractual coupons of the advances become less “valuable” and fair value gains decline, and (2) lower amounts (volume effects) of hedged advances.
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
Table 4.9: Advances by Put/Call Date

	March 31, 2011		December 31, 2010
		Percentage of		Percentage of
	Amount	Total	Amount	Total

Overdrawn demand deposit accounts	$—	—%	$196	—%
Due or putable\callable in one year or less[1]	42,893,112	59.33	49,443,712	64.26
Due or putable after one year through two years	10,116,744	13.99	8,889,867	11.55
Due or putable after two years through three years	7,502,977	10.38	6,959,596	9.05
Due or putable after three years through four years	4,276,457	5.91	4,744,502	6.17
Due or putable after four years through five years	4,428,259	6.12	4,145,209	5.39
Due or putable after five years through six years	694,951	0.96	815,948	1.06
Thereafter	2,387,771	3.31	1,940,509	2.52

Total par value	72,300,271	100.00%	76,939,539	100.00%

Discount on AHP advances	(36)		(42)
Hedging adjustments	3,187,142		4,260,839

Total	$75,487,377		$81,200,336

[1]	Due or putable in one year or less includes five callable advances.
Contrasting advances by contractual maturity dates (See Tables 4.1 — 4.9) with potential put dates illustrates the impact of hedging on the effective duration of the Bank’s advances. The Bank’s advances borrowed by members include a significant amount of putable advances in which the Bank has purchased from members the option to terminate advances at agreed-upon dates. Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates. Under current hedging practices, when the swap counterparty exercises its right to call the cancellable swap, the Bank would typically also exercise its right to put the advance at par. Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in the Bank’s current hedge strategy.
The following table summarizes notional amounts of advances that were still putable or callable (one or more pre-determined option exercise dates remaining) (in thousands):
Table 4.10: Putable and Callable Advances

	Advances
	March 31, 2011*	December 31, 2010*
Putable	$27,787,662	$34,651,912

No-longer putable	$2,383,600	$2,581,100

Callable	$305,000	$150,000

*	Par value
The FHLBNY has allowed its fixed-rate putable advances to decline and member borrowings have been weak for putable advances, which are typically medium and long-term. Significant prepayment of putable advances was the primary cause of the decline.
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
Investments —Policies and Practices
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

The FHLBNY’s practice is not to lend unsecured funds to members, including overnight Federal funds and certificates of deposit. The FHLBNY does not preclude or specifically seek out investments any differently than it would in the normal course of acquiring securities for investments, unless it is prohibited by existing regulations. Unsecured lending to members is not prohibited by Finance Agency regulations or Board of Directors’ policy. The FHLBNY is prohibited from purchasing a consolidated obligation issued directly by another FHLBank, but may acquire consolidated obligations for investment in the secondary market after the bond settles. There were no investments in consolidated obligations by the FHLBNY at periods in this report.
The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments). No securities classified as available-for-sale were OTTI (dollars in thousands):
Table 5.1: Investments by Categories

	March 31,	December 31,	Dollar	Percentage
	2011	2010	Variance	Variance

State and local housing finance agency obligations [1]	$755,712	$770,609	$(14,897)	(1.93)%
Mortgage-backed securities
Available-for-sale securities, at fair value	3,708,872	3,980,135	(271,263)	(6.82)
Held-to-maturity securities, at carrying value	7,286,775	6,990,583	296,192	4.24

Total securities	11,751,359	11,741,327	10,032	0.09

Grantor trusts [2]	10,152	9,947	205	2.06
Federal funds sold	5,093,000	4,988,000	105,000	2.11

Total investments	$16,854,511	$16,739,274	$115,237	0.69%

[1]	Classified as held-to-maturity securities, at carrying value.

[2]	Classified as available-for-sale securities, at fair value and represents investments in registered mutual funds and other fixed-income securities maintained under the grantor trusts.
Long-Term Investments
Investments with original long-term contractual maturities were comprised of mortgage- and asset-backed securities, and investment in securities issued by state and local housing agencies. These investments were classified either as “Held-to-maturity” or as “Available-for-sale” securities in accordance with accounting standard on investments in debt and equity securities as amended by the guidance on recognition and presentation of other-than-temporary impairments. The Bank owns a grantor trust to fund current and potential future payments to retirees for supplemental pension plan obligations. The trust fund is invested in fixed-income and equity funds, which were classified as available-for-sale.
Mortgage-Backed Securities — By Issuer
Issuer composition of held-to-maturity mortgage-backed securities was as follows (carrying values; dollars in thousands):
Table 5.2: Held-to-maturity mortgage-backed Securities — By Issuer

	March 31,	Percentage	December 31,	Percentage
	2011	of Total	2010	of Total

U.S. government sponsored enterprise residential mortgage-backed securities	$5,659,761	77.67%	$5,528,792	79.09%
U.S. agency residential mortgage-backed securities	107,456	1.47	116,126	1.66
U.S. government sponsored enterprise commercial mortgage-backed securities	707,826	9.71	476,393	6.81
U.S. agency commercial mortgage-backed securities	44,408	0.61	48,748	0.70
Private-label issued securities backed by home equity loans	341,464	4.69	351,455	5.03
Private-label issued residential mortgage-backed securities	254,794	3.50	292,477	4.18
Private-label issued securities backed by manufactured housing loans	171,066	2.35	176,592	2.53

Total Held-to-maturity securities-mortgage-backed securities	$7,286,775	100.00%	$6,990,583	100.00%

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
Available-for-sale securities — The FHLBNY classifies investments that it may sell before maturity as available-for-sale (“AFS”) and carries them at fair value. Fair value changes are recorded in AOCI until the security is sold or is anticipated to be sold. Composition of FHLBNY’s available-for-sale securities was as follows (dollars in thousands):
Table 5.3: Available-for-Sale Securities Composition

	March 31,	Percentage	December 31,	Percentage
	2011	of Total	2010	of Total
Fannie Mae	$2,309,122	62.26%	$2,478,313	62.26%
Freddie Mac	1,329,160	35.84	1,429,900	35.93
Ginnie Mae	70,590	1.90	71,922	1.81

Total AFS mortgage-backed securities	3,708,872	100.00%	3,980,135	100.00%

Grantor Trusts — Mutual funds	10,152		9,947

Total AFS portfolio	$3,719,024		$3,990,082

All of the mortgage-backed securities in the AFS portfolio were issued by Fannie Mae, Freddie Mac, or a U.S. agency. The Bank also has a grantors trust designed to fund current and potential future payments to retirees for supplemental pension plan obligations. The funds are invested in money market funds, fixed-income and equity funds, and are designated as available-for-sale.
External rating information of the held-to-maturity portfolio was as follows. (Carrying values; in thousands):
Table 5.4: External Ratings of the Held-to-Maturity Portfolio

	March 31, 2011
					Below Investment
	AAA-rated	AA-rated	A-rated	BBB-rated	Grade	Total

Long-term securities
Mortgage-backed securities	$6,737,651	$264,513	$105,873	$4,668	$174,070	$7,286,775
State and local housing finance agency obligations	71,344	617,163	—	67,205	—	755,712

Total Long-term securities	$6,808,995	$881,676	$105,873	$71,873	$174,070	$8,042,487

	December 31, 2010
					Below Investment
	AAA-rated	AA-rated	A-rated	BBB-rated	Grade	Total

Long-term securities
Mortgage-backed securities	$6,463,552	$266,567	$87,796	$17,446	$155,222	$6,990,583
State and local housing finance agency obligations	71,461	631,943	—	67,205	—	770,609

Total Long-term securities	$6,535,013	$898,510	$87,796	$84,651	$155,222	$7,761,192

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):
Table 5.5: External Ratings of the Available-for-Sale Portfolio

	March 31, 2011
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities [1]	$3,708,872	$—	$—	$—	$—	$3,708,872
Other — Grantor trusts	—	—	—	—	10,152	10,152

Total	$3,708,872	$—	$—	$—	$10,152	$3,719,024

	December 31, 2010
	AAA-rated	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities [1]	$3,980,135	$—	$—	$—	$—	$3,980,135
Other — Grantor trusts	—	—	—	—	9,947	9,947

Total	$3,980,135	$—	$—	$—	$9,947	$3,990,082

[1]	GSE and U.S. Obligations

Weighted average rates — Mortgage-backed securities (HTM and AFS)
The following table summarizes weighted average rates and amounts by contractual maturities. A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):
Table 5.6: Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	March 31, 2011		December 31, 2010
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$—	—%	$—	—%
Due after one year through five years	1,502	6.25	1,730	6.25
Due after five years through ten years	1,508,748	4.28	1,374,456	4.36
Due after ten years	9,559,762	2.37	9,664,231	2.57

Total mortgage-backed securities	$11,070,012	2.63%	$11,040,417	2.79%

Adverse Case Scenario- OTTI securities
Management evaluates its investments for OTTI on a quarterly basis, by cash flow testing 100 percent of its private-label MBS. In addition, the FHLBNY evaluated its credit-impaired private-label MBS under a base case (or best estimate) scenario, and also performed a cash flow analysis for each of those securities under more adverse external assumptions that forecasted a larger home price decline and a slower rate of housing price recovery. The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the Bank’s future results, market conditions or the actual performance of these securities.
The results of the adverse case scenario are presented below alongside the FHLBNY’s expected outcome for the credit impaired securities (the base case) (in thousands):
Table 5.7: Base and Adverse Case Stress Scenarios

	As of March 31, 2011
	Actual Results — Base Case Scenario		Adverse Case Scenario
		OTTI Related to Credit		OTTI Related to Credit
	UPB	Loss	UPB	Loss
RMBS Prime	$—	$—	$—	$—
Alt-A	—	—	—	—
HEL Subprime	30,869	(370)	30,869	(390)

Total	$30,869	$(370)	$30,869	$(390)

	As of March 31, 2010
	Actual Results — Base Case Scenario		Adverse Case Scenario
		OTTI related to credit		OTTI related to credit
	UPB	loss	UPB	loss
RMBS Prime	$—	$—	$—	$—
Alt-A	—	—	—	—
HEL Subprime	67,114	3,400	67,114	5,028

Total	$67,114	$3,400	$67,114	$5,028

	As of December 31, 2010
	Actual Results — Base Case Scenario		Adverse Case Scenario
		OTTI related to credit		OTTI related to credit
	UPB	loss	UPB	loss
RMBS Prime	$16,477	(176)	$16,477	$(272)
Alt-A	—	—	—	—
HEL Subprime	17,641	(409)	17,641	(421)

Total	$34,118	(585)	$34,118	$(693)

In the adverse case scenario, expected losses were not significantly greater than those assessed and recorded under the base case expected loss scenario.

Non-Agency Private label mortgage- and asset-backed securities
The Bank’s investments in privately issued MBS are summarized below. All private-label MBS were classified as held-to-maturity. (Unpaid principal balance; in thousands):
Table 5.8: Non-Agency Private Label Mortgage- and Asset-Backed Securities

	March 31, 2010			December 31, 2010
		Variable			Variable
Private-label MBS	Fixed Rate	Rate	Total	Fixed Rate	Rate	Total
Private-label RMBS
Prime	$246,901	$3,890	$250,791	$284,552	$3,995	$288,547
Alt-A	5,562	3,215	8,777	5,877	3,276	9,153

Total PL RMBS	252,463	7,105	259,568	290,429	7,271	297,700

Home Equity Loans
Subprime	379,957	77,794	457,751	389,031	81,835	470,866

Total Home Equity Loans	379,957	77,794	457,751	389,031	81,835	470,866

Manufactured Housing Loans
Subprime	171,084	—	171,084	176,611	—	176,611

Total Manufactured Housing Loans	171,084	—	171,084	176,611	—	176,611

Total UPB of private-label MBS	$803,504	$84,899	$888,403	$856,071	$89,106	$945,177

Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.
The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):
Table 5.9: PLMBS by Year of Securitization and External Rating

	March 31, 2011
	Unpaid Principal Balance
										Total
										Credit and
						Below		Gross		Non-Credit
	Ratings					Investment	Amortized	Unrealized		OTTI
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Grade	Cost	(Losses)	Fair Value	Losses[1]
RMBS
Prime
2006	$35,323	$—	$—	$—	$—	$35,323	$34,798	$(215)	$34,707	$—
2005	51,313	—	—	14,202	—	37,111	49,826	(555)	49,489	—
2004 and earlier	164,155	157,633	6,522	—	—	—	163,438	(263)	166,115	—

Total RMBS Prime	250,791	157,633	6,522	14,202	—	72,434	248,062	(1,033)	250,311	—

Alt-A
2004 and earlier	8,777	8,777	—	—	—	—	8,778	(531)	8,296	—

Total RMBS	259,568	166,410	6,522	14,202	—	72,434	256,840	(1,564)	258,607	—

HEL
Subprime
2004 and earlier	457,751	71,524	87,082	110,516	4,698	183,931	428,689	(55,607)	374,088	—

Manufactured Housing Loans
Subprime
2004 and earlier	171,084	—	171,084	—	—	—	171,066	(18,998)	152,068	—

Total PLMBS	$888,403	$237,934	$264,688	$124,718	$4,698	$256,365	$856,595	$(76,169)	$784,763	$—

1 Credit-related OTTI was offset by reclassification of non-credit OTTI to Net income.

	December 31, 2010
	Unpaid Principal Balance
										Total
										Credit and
						Below		Gross		Non-Credit
	Ratings					Investment	Amortized	Unrealized		OTTI
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Grade	Cost	(Losses)	Fair Value	Losses
RMBS
Prime
2006	$40,987	$—	$—	$—	$—	$40,987	$40,413	$(303)	$40,313	$(479)
2005	59,456	—	—	17,664	—	41,792	57,863	(589)	57,763	—
2004 and earlier	188,104	180,110	7,994	—	—	—	187,256	(388)	191,029	—

Total RMBS Prime	288,547	180,110	7,994	17,664	—	82,779	285,532	(1,280)	289,105	(479)

Alt-A
2004 and earlier	9,153	9,153	—	—	—	—	9,154	(528)	8,684	—

Total RMBS	297,700	189,263	7,994	17,664	—	82,779	294,686	(1,808)	297,789	(479)

HEL
Subprime
2004 and earlier	470,866	124,936	88,402	89,465	27,984	140,079	442,173	(64,076)	378,992	(4,573)

Manufactured Housing Loans
Subprime
2004 and earlier	176,611	—	176,611	—	—	—	176,592	(21,437)	155,155	—

Total PLMBS	$945,177	$314,199	$273,007	$107,129	$27,984	$222,858	$913,451	$(87,321)	$831,936	$(5,052)

Weighted-average market price offers an analysis of unrealized loss percentage; a comparison of the weighted-average credit support to weighted-average collateral delinquency percentage is another indicator of the credit support available to absorb potential cash flow shortfalls.
Table 5.10: Weighted-Average Market Price of MBS

	March 31, 2011
	Original
	Weighted-	Weighted-	Weighted-Average
	Average Credit	Average Credit	Collateral
Private-label MBS	Support %	Support %	Delinquency %
RMBS
Prime
2006	3.84%	5.32%	8.32%
2005	2.46	4.55	3.50
2004 and earlier	1.59	3.68	0.81

Total RMBS Prime	2.08	4.09	2.42
Alt-A
2004 and earlier	11.23	33.59	8.20

Total RMBS	2.39	5.09	2.61

HEL
Subprime
2004 and earlier	57.42	32.08	17.26

Manufactured Housing Loans
Subprime
2004 and earlier	100.00	27.15	3.25

Total Private-label MBS	49.54%	23.25%	10.28%

	December 31, 2010
	Original
	Weighted-	Weighted-	Weighted-Average
	Average Credit	Average Credit	Collateral
Private-label MBS	Support %	Support %	Delinquency %
RMBS
Prime
2006	3.81%	5.30%	6.94%
2005	2.52	4.29	3.05
2004 and earlier	1.56	3.40	0.65

Total RMBS Prime	2.08	3.86	2.04
Alt-A
2004 and earlier	11.11	33.38	7.42

Total RMBS	2.36	4.76	2.20

HEL
Subprime
2004 and earlier	57.15	64.57	17.26

Manufactured Housing Loans
Subprime
2004 and earlier	100.00	100.00	3.51

Total Private-label MBS	47.90%	52.36%	9.95%

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

Short-term investments
The FHLBNY typically maintains substantial investments in high quality, short- and intermediate-term financial instruments, such as certificates of deposit, as well as overnight and term Federal funds sold to highly rated financial institutions. These investments provide the liquidity necessary to meet members’ credit needs. Short-term investments also provide a flexible means of implementing the asset/liability management decisions to increase liquidity. The Bank may also invest in certificates of deposit with maturities not exceeding 270 days and issued by major financial institutions, and would be recorded at amortized cost basis and designated as held-to-maturity investment.
Federal funds sold - Historically, the FHLBNY has been a provider of Federal funds to its members, allowing the FHLBNY to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands. For more information, see Tables 5.1— 5.10.
Cash collateral pledged — Cash deposited by the FHLBNY as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition. The FHLBNY generally executes derivatives with major financial institutions and typically enters into bilateral collateral agreements. When the FHLBNY’s derivatives are in a net unrealized loss position, as a liability from the FHLBNY’s perspective, counterparties are exposed and the FHLBNY would be called upon to pledge cash collateral to mitigate the counterparties’ credit exposure. Collateral agreements include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed upon thresholds. Typically, such cash deposit pledges earn interest at the overnight Federal funds rate. For more information, see Tables 9.1 — 9.5.
Mortgage Loans Held-for-Portfolio
The portfolio of mortgage loans was primarily comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”). More details about the MPF program can be found in Mortgage Partnership Finance Program under the caption Acquired Member Assets Program in the Bank’s most recent Form 10-K filed on March 25, 2011.
MPF Program - The FHLBNY does not expect the MPF loans to increase substantially, and the Bank provides this product to its members as another alternative for them to sell their mortgage production.
The following table summarizes Mortgage Partnership Finance Loans (“MPF” or “Mortgage Partnership Finance program”) by loss layer structure product types (in thousands):
Table 6.1: MPF by Loss Layers

	March 31, 2011	December 31, 2010

Original MPF	$358,201	$343,925
MPF 100	22,170	23,591
MPF 125	421,467	392,780
MPF 125 Plus	462,675	494,917
Other	6,491	9,408

Total MPF Loans *	$1,271,004	$1,264,621

*	Par amount of total mortgage loan held-for-portfolio includes CMA, par amount at March 31, 2011 was $0.3 million.
Original MPF — The first layer of losses is applied to the First Loss Account provided by the Bank. The member then provides a credit enhancement up to “AA” rating equivalent. Any credit losses beyond the first two layers, though a remote possibility, would be absorbed by the FHLBNY.
MPF 100 — The first layer of losses is applied to the First Loss Account provided by the Bank. Losses incurred in the First Loss Account are deducted from credit enhancement fees payable to the member after the third year. The member then provides a credit enhancement up to “AA” rating equivalent less the amount placed in the FLA. The Bank absorbs any losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses). Credit losses beyond the first two layers, though a remote possibility, would be absorbed by the FHLBNY.
MPF 125 — The first layer of losses is applied to the First Loss Account provided by the Bank. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. The member then provides a credit enhancement up to “AA” rating equivalent less the amount placed in the FLA. The Bank absorbs any losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses). Credit losses beyond the first two layers, though a remote possibility would be absorbed by the FHLBNY.
MPF Plus — The first layer of losses is applied to the First Loss Account (“FLA”) in an amount equal to a specified percentage of loans in the pool as of the sale date. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. The Bank absorbs any losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses) The member acquires an additional Credit Enhancement (“CE”) coverage through a supplemental mortgage insurance policy (“SMI”) to cover second-layer losses that exceed the deductible (“FLA”) of the Supplemental Mortgage Insurance policy. Losses not covered by the First Loss Account or Supplemental Mortgage Insurance coverage will be paid by the member’s Credit Enhancement obligation up to “AA” rating equivalent. The Bank would absorb losses that exceeded the Credit Enhancement obligation, though such losses are a remote possibility.

Mortgage loans — Conventional and Insured Loans.
The following classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):
Table 6.2: Mortgage Loans — Conventional and Insured Loans

	March 31, 2011	December 31, 2010

Federal Housing Administration and Veteran Administration insured loans	$6,212	$5,610
Conventional loans	1,264,513	1,255,212
Others	279	3,799

Total par value	$1,271,004	$1,264,621

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
Loan concentration was in New York State, which is to be expected since the largest two PFIs are located in New York.
Table 6.3: Concentration of MPF Loans

Concentration of MPF Loans
	March 31, 2011		December 31, 2010
	Number of	Amounts	Number of	Amounts
	loans %	outstanding %	loans %	outstanding %

New York State	72.9%	66.3%	73.3%	67.7%
Deposit Liabilities
Deposit liabilities comprised of member deposits and, from time to time, may also include unsecured overnight borrowings from other FHLBanks.
Member deposits — The FHLBNY operates deposit programs for the benefit of its members. Deposits are primarily short-term in nature, with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Deposits at March 31, 2011 stood at $2.5 billion, slightly above the balances at December 31, 2010. The Bank may accept deposits from governmental and semi-governmental institutions in addition to member deposit. Fluctuations in member deposits have little impact on the Bank and are not a significant source of liquidity for the Bank.
Borrowings from other FHLBanks — The Bank borrows from other FHLBanks, generally for a period of one day and at market terms. There were no significant borrowings in any periods in this report.

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
The FHLBanks also issue global consolidated obligation bonds. Effective in January 2009, a debt issuance process was implemented by the FHLBanks and the Office of Finance to provide a scheduled monthly issuance of global bullet consolidated obligation bonds. As part of this process, management from each of the FHLBanks will determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s capital to total system capital. If the FHLBanks’ commitments exceed the minimum debt issue size, the proceeds are allocated based on relative capital of the FHLBanks with the allocation limited to the lesser of the allocation amount or actual commitment amount. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. The FHLBanks can, however, pass on any scheduled calendar slot and not issue any global bullet consolidated obligation bonds upon agreement of eight of the 12 FHLBanks.
The FHLBanks, including the FHLBNY, continue to issue debt that is both competitive and attractive in the marketplace. In addition, the FHLBanks continuously monitor and evaluate their debt issuance practices to ensure that consolidated obligations are efficiently and competitively priced.
Consolidated obligations are issued with either fixed- or variable-rate coupon payment terms that use a variety of indices for interest rate resets. These indices may include the London Interbank Offered Rate (“LIBOR”), Constant Maturity Treasury (“CMT”), 11th District Cost of Funds Index (“COFI”), Prime rate, the Federal funds rate, and others. In addition, to meet the expected specific needs of certain investors in consolidated obligations, both fixed- and variable-rate bonds may also contain certain features that will result in complex coupon payment terms and call options. When the FHLBNY cannot use such complex coupons to hedge its assets, FHLBNY enters into derivative transactions containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond.
The consolidated obligations, beyond having fixed- or variable-rate coupon payment terms, may also be Optional Principal Redemption Bonds (callable bonds) that the FHLBNY may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.

Highlights — Debt issuance and funding management
The FHLBNY’s consolidated obligations outstanding has contracted, in part due to the contraction of the Bank’s advance business and in part due to reduction in overall funding requirements, as the Bank has also been cautious about increasing its investment portfolios. However, the primary source of funds for the FHLBNY continued to be through issuance of consolidated bonds and discount notes.
Financing (utilization of FHLBank issued debt) ratio has remained substantially unchanged over the years at around 90 percent, indicative of the stable funding strategy pursued by the FHLBNY. Fixed-rate non-callable debt remains the largest component of consolidated obligation debt. In early 2011 first quarter, the pricing of FHLBank issued discount notes were not favorable and spreads to LIBOR were generally in the single digits. In March 2011 pricing improved, and spreads widened to around 15-18 basis points below LIBOR. Short-term callable bonds with ultra short lock-out periods (before option exercise) were also popular as they provided a “yield pick-up” for investors. With a short-lockout, investor expectation is that the bond will be called at the first exercise date, and the investor would benefit from a “yield pick-up” over an equivalent tenor short-term investment. Term FHLBank bonds were priced at very tight spreads to LIBOR all through the 2011 first quarter. Longer term bond pricing remains prohibitively expensive as investors are reluctant to take the risk of locking in long-term investments without a step-up option which would protect yields when rates eventually rise.
Debt extinguishment — The following table summarizes debt transferred to or from another FHLBank and debt retired by the FHLBNY (in thousands):
Table 7.1: Transferred and Retired Debt

	Three months ended March 31,
	2011*	2010*
Debt transferred to another FHLBank	$150,000	$—

Debt transferred from another FHLBank	$—	$—

Debt extinguished	$328,560	$—

*	Par value
In the 2011 first quarter, debt transfer and retirement resulted in a charge to Net income of $52.0 million.
Consolidated obligation bonds
The following summarizes types of bonds issued and outstanding (dollars in thousands):
Table 7.2: Consolidated Obligation Bonds by Type

	March 31, 2011		December 31, 2010
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate, non-callable	$38,662,070	56.93%	$43,307,980	61.01%
Fixed-rate, callable	9,260,000	13.64	8,821,000	12.43
Step Up, non-callable	—	—	—	—
Step Up, callable	3,015,000	4.44	2,725,000	3.84
Single-index floating rate	16,968,000	24.99	16,128,000	22.72

Total par value	67,905,070	100.00%	70,981,980	100.00%

Bond premiums	176,028		163,830
Bond discounts	(30,211)		(31,740)
Fair value basis adjustments	473,369		622,593
Fair value basis adjustments on terminated hedges	468		501
Fair value option valuation adjustments and accrued interest	5,257		5,463

Total bonds	$68,529,981		$71,742,627

FHLBNY — Tactical changes in the funding mix
The FHLBNY issued fixed- and floating-rate bonds, and discount notes in a mix of issuances to achieve its asset/liability management goals and to be responsive to the changing market dynamics. The issuance of bonds has been the primary financing vehicle for the Bank, although the use of term and overnight discount notes remains vital sources of funding because of the ease of issuance of discount notes as a flexible funding tool for day-to-day operations. The 3-month LIBOR index is a vital indicator as the FHLBNY attempts to execute interest rate swaps to synthetically convert fixed-rate cash flows to sub-LIBOR cash flows, earning the FHLBNY a spread. In addition, the use of interest rate swaps effectively changes the repricing characteristics of a significant portion of the FHLBNY’s fixed-rate consolidated obligation debt (and fixed rate medium and long-term advances offered to members) to match shorter-term LIBOR rates that reprice at intervals of three months or less. When the Bank executes an interest rate swap to change the fixed payments on its debt to a LIBOR rate, it results in the recognition of the spread (between the fixed payments and the LIBOR cash receipts) as the FHLBNY’s effective funding cost. Consequently, the current level of spread between the 3-month LIBOR rate and the swap rate for a fixed-rate FHLBank debt has an impact on the FHLBNY’s profitability. Also, the change in the absolute level of the index tends to impact the sub-LIBOR spread, which in turn impacts interest margin and profitability.

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
Fair value basis and valuation adjustments - The Bank uses interest rate derivatives to hedge the risk of changes in the benchmark rate, which the FHLBNY has adopted as LIBOR, and is also the discounting basis for computing changes in fair values of hedged bonds. The Bank recorded net unrealized fair value basis losses which were not significant for all periods in this report primarily because of the relatively short durations of hedged bonds. Carrying values of bonds designated under the FVO are also adjusted for valuation adjustments to recognize changes in the full fair value of the bonds elected under the FVO. Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.
Hedge volume — The following table summarizes par amounts of bonds hedged (in thousands):
Table 7.3: Bonds Hedged

	Consolidated Obligations Bonds
Par Amount	March 31, 2011	December 31, 2010
Qualifying Hedges [1]
Fixed-rate bullet bonds	$26,664,830	$27,610,830
Fixed-rate callable bonds	8,285,000	5,905,000

	$34,949,830	$33,515,830

[1]	Under hedge accounting rules

The following table summarizes par amounts of bonds under the FVO (in thousands):
Table 7.4: Bonds under the Fair Value Option (FVO)

	Consolidated Obligations Bonds
Par Amount	March 31, 2011	December 31, 2010

Bonds designated under FVO	$12,600,000	$14,276,000

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
The Bank also hedges certain bonds under the FVO. Under this accounting rule, the carrying values of debt (designated under the FVO) are adjusted for changes in the full fair values of the debt, not just for changes in the benchmark rate. Bonds designated under the FVO were economically hedged by interest rate swaps, as described below.
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
The following table summarizes the bonds that were economically hedged (in thousands):
Table 7.5: Economically Hedged Bonds

	Consolidated Obligations Bonds
Par Amount	March 31, 2011	December 31, 2010
Bonds designated as economically hedged
Floating-rate bonds	$10,053,000	$8,928,000
Fixed-rate bonds	430,000	115,000

	$10,483,000	$9,043,000

Floating-rate debt — Hedged floating-rate bonds were indexed to interest rates other than 3-month LIBOR by entering into swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR. The hedge objective was to reduce the basis risk from any asymmetrical changes between 3-month LIBOR and the Prime, Federal funds rate, or the 1-month LIBOR. Such bonds were hedged by interest-rate swaps with mirror image terms and the swaps were designated a stand-alone derivatives because the operational cost of designating the swaps in a hedge qualifying relationship outweighed the benefits.
Fixed-rate debt — In a less volatile interest-rate environment at March 31, 2011 and December 31, 2010, the FHLBNY was able to comply with the hedge effectiveness standards under accounting rules, and fewer fixed-rate bonds were designated as hedged on an economic basis.
Impact of changes in interest rates to the balance sheet carrying values of hedged bonds - The carrying amounts of consolidated obligation bonds included relative insignificant amounts of fair value basis losses. Changes in fair value basis from one period to another reflect changes in the term structure of interest rates, the shape of the yield curve at the two measurement dates, and the value and implied volatility of call options of callable bonds.
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
Fair value losses were not significant because the hedged bonds were short- and medium-term on average, and their contractual coupons were not so different than the market interest rates at the balance sheet dates. For the same reason, the period-over-period net fair value basis losses of hedged bonds remained almost unchanged because the FHLBNY has continued to replace maturing and called short-term and medium-term hedged bonds with equivalent term bonds.

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
Table 7.6: Consolidated Obligation Bonds — Maturity or Next Call Date

	March 31, 2011		December 31, 2010
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Year of Maturity or next call date
Due or callable in one year or less	$42,902,200	63.18%	$40,228,200	56.67%
Due or callable after one year through two years	9,578,225	14.10	15,671,375	22.08
Due or callable after two years through three years	7,577,250	11.16	7,209,950	10.16
Due or callable after three years through four years	2,700,080	3.98	2,649,355	3.73
Due or callable after four years through five years	2,717,300	4.00	2,926,400	4.12
Due or callable after five years through six years	238,700	0.35	227,500	0.32
Thereafter	2,191,315	3.23	2,069,200	2.92

	67,905,070	100.00%	70,981,980	100.00%

Bond premiums	176,028		163,830
Bond discounts	(30,211)		(31,740)
Fair value basis adjustments	473,369		622,593
Fair value basis adjustments on terminated hedges	468		501
Fair value option valuation adjustments and accrued interest	5,257		5,463

	$68,529,981		$71,742,627

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
The volume of callable bonds outstanding in a declining interest rate environment will shorten the “expected” maturities of hedged bonds. The following table summarizes callable bonds outstanding (in thousands):
Table 7.7: Outstanding Callable Bonds

	March 31, 2011*	December 31, 2010*
Callable	$12,275,000	$11,546,000

No longer callable	$1,015,000	$1,015,000

Non-Callable	$54,615,070	$58,420,980

*	Par value
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

The following summarizes discount notes issued and outstanding (dollars in thousands):
Table 7.8: Discount Notes Outstanding

	March 31, 2011	December 31, 2010

Par value	$19,509,575	$19,394,503

Amortized cost	$19,504,022	$19,388,317
Fair value option valuation adjustments	3,137	3,135

Total	$19,507,159	$19,391,452

Weighted average interest rate	0.11%	0.16%

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
Discount notes — The following table summarizes hedges of discount notes (in thousands):
Table 7.9: Hedges of Discount Notes

	Consolidated Obligations Discount Notes
Principal Amount	March 31, 2011	December 31, 2010
Discount notes hedged under qualifying hedge	$150,000	$—

Discount notes under FVO	$728,755	$953,202

In the first quarter of 2011, the Bank entered into an interest rate swap agreement with an unrelated swap dealer and designated it as a hedge of the variable quarterly interest payments on a 9-year discount note borrowing program expected to be accomplished by a series of issuances of $150.0 million discount notes with 91-day terms. The FHLBNY will continue issuing new 91-day discount notes over the next 9 years as each outstanding discount note matures. The fair value recorded as part of the carrying value of the hedged discount note was an unrealized gain of $1.9 million with an offset to AOCI.
The Bank had also hedged discount notes in economic hedges under the FVO accounting rules to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to LIBOR. The discount notes were economically hedged by interest rate swaps to mitigate fair value risk due to changes in their fair values.
Rating Actions With Respect to the FHLBNY are outlined below:
On April 19, 2011 Standard & Poor’s Ratings Services today affirmed the ‘AAA’ rating of the FHLBank but revised its outlooks on the debt issues of the Federal Home Loan Bank System to negative from stable. Concurrently, S&P revised its outlook to negative from stable for the Federal Home Loan Banks in Atlanta, Boston, Cincinnati, Dallas, Des Moines, Indianapolis, New York, Pittsburgh, San Francisco, and Topeka while affirming their ‘AAA’ issuer credit ratings. These rating actions reflect S&P’s revision on April 18, 2011 of the outlook on the long-term sovereign credit rating on the United States of America to negative from stable (AAA/Negative/A-1+).
Table 7.10: FHLBNY Ratings
Short-Term Ratings:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Short-Term Outlook			Rating
2010	June 17, 2010 – Affirmed	P-1	July 21, 2010	Short-Term rating affirmed		A-1+

2009	June 19, 2009 – Affirmed	P-1	July 13, 2009	Short-Term rating affirmed		A-1+
	February 2, 2009 – Affirmed	P-1

2008	October 29, 2008 – Affirmed	P-1	June 16, 2008	Short-Term rating affirmed		A-1+
	April 17, 2008 – Affirmed	P-1

Long-Term Ratings:

	Moody’s Investors Service		S & P
Year	Outlook	Rating	Long-Term Outlook			Rating
2010	June 17, 2010 – Affirmed	Aaa/Stable	July 21, 2010	Long-Term rating affirmed	outlook stable	AAA/Stable

2009	June 19, 2009 – Affirmed	Aaa/Stable	July 13, 2009	Long-Term rating affirmed	outlook stable	AAA/Stable
	February 2, 2009 – Affirmed	Aaa/Stable

2008	October 29, 2008 – Affirmed	Aaa/Stable	June 16, 2008	Long-Term rating affirmed	outlook stable	AAA/Stable
	April 17, 2008 – Affirmed	Aaa/Stable

Stockholders’ Capital, Retained Earnings, and AOCI
The following table summarizes the components of Stockholders’ capital (in thousands):
Table 8.1: Stockholders’ Capital

	March 31, 2011	December 31, 2010
Capital Stock	$4,323,664	$4,528,962
Retained Earnings	716,650	712,091
Accumulated Other Comprehensive Income (Loss)	(97,287)	(96,684)

Total Capital	$4,943,027	$5,144,369

Stockholders’ Capital — The decrease in capital stock was consistent with decreases in advances borrowed by members. Since members are required to purchase stock as a percentage of advances borrowed from the FHLBNY, a decline in advances will typically result in a decline in capital stock. In addition, under our present practice, stock in excess of the amount necessary to support advance activity is redeemed daily by the FHLBNY. Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings under existing regulations and Bank practices.
Retained earnings — Retained earnings grew marginally as the FHLBNY paid its member/stockholders a significant dividend payout. Net income in the 2011 first quarter was $71.0 million; dividends paid in the period were $66.4 million.
Restricted retained earnings — On February 28, 2011, the FHLBNY entered into a Joint Capital Enhancement Agreement (the Agreement) with the other eleven FHLBanks to allocate 20 percent of its Net income (after setting aside funds for the Affordable Housing Program) to restricted retained earnings. The Agreement essentially requires each FHLBank to allocate approximately the same amount from Net income as was historically paid to REFCORP. The FHLBanks’ REFCORP obligations are expected to be fully satisfied in 2011. Currently, an FHLBank is required to contribute 20 percent of its Net income towards payment of interest on REFCORP bonds (after setting aside AHP assessments). Under the Agreement, each FHLBank will continue to allocate from Net income to restricted retained earnings up to a minimum of one percent of consolidated obligations for which the FHLBank is the primary obligor.
The Agreement includes provisions that would (1) allow the use of restricted retained earnings if an FHLBank incurs a quarterly or annual net loss, (2) allow the release of restricted retained earnings in the event of a decline in amount of consolidated obligations with certain restrictions, and (3) disallow the payments of dividends from restricted retained earnings. The Agreement can be voluntarily terminated by an affirmative vote of two-thirds of the Boards of Directors of the FHLBanks; or automatically, if a change in the Act, Finance Agency regulations, or other applicable law creates an alternate form of taxation or mandatory level of retained earnings.
The Agreement further requires each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the Agreement. Under the Agreement, if the FHLBanks’ REFCORP obligation terminates before the Finance Agency has approved all proposed capital plan amendments submitted pursuant to the Agreement, each FHLBank will nevertheless be required to commence the required allocation to its separate restricted retained earnings account beginning as of the end of the calendar quarter in which the final payments are made by the FHLBanks with respect to their REFCORP obligations. Depending on the earnings of the FHLBanks, the REFCORP obligations could be satisfied as of the end of the second quarter of 2011. As of the date of this report, the Bank is considering amending its capital plan to incorporate the terms of the Agreement, which, if approved by the Finance Agency, would result in conforming amendments to the Agreement, including, among other things, possible revisions to the termination provisions and related provisions affecting restrictions on the separate restricted retained earnings account.

The following table summarizes the components of AOCI (in thousands):
Table 8.2: Accumulated other comprehensive income (loss) (“AOCI”)

	Three months ended March 31,
	2011	2010

Accumulated other comprehensive income (loss)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	$(89,271)	$(106,612)
Net unrealized gains on available-for-sale securities	14,979	11,521
Net unrealized losses on hedging activities	(11,468)	(20,551)
Employee supplemental retirement plans	(11,527)	(7,877)

Total Accumulated other comprehensive income (loss)	$(97,287)	$(123,519)

Losses in AOCI primarily represent non-credit portion of OTTI. No new non-credit OTTI losses on private-label securities were identified in the 2011 first quarter. At March 31, 2011, additional OTTI losses recorded on previously impaired securities did not result in additional non-credit OTTI because the market pricing of the credit impaired private-label securities were greater than the carrying values of the OTTI securities. The net decline in the non-credit component of OTTI was due to accretion recorded as a reduction in AOCI losses and a corresponding addition to the balance sheet carrying values of the OTTI securities.
Cash flow hedging losses recorded in AOCI will be reclassified in future years as an expense over the terms of the hedged bonds as a yield adjustment to the fixed coupons of the debt. The loss in AOCI will continue to decline unless additional losses from cash flow hedges are recognized in AOCI. Minimum additional actuarially determined pension liabilities were recognized for the Bank’s supplemental pension plans.

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
All derivatives are recorded on the Statements of Condition at their estimated fair values and designated as either fair value or cash flow hedges for qualifying hedges, or as non-qualifying hedges (economic hedges or customer intermediations) under the accounting standards for derivatives and hedging. In an economic hedge, the Bank retains or executes derivative contracts, which are economically effective in reducing risk. Such derivatives are designated as economic hedges either because a qualifying hedge is not available, the difficulty of demonstrating that the hedge would be effective on an ongoing basis as a qualifying hedge, or the cost of a qualifying hedge is not economical. Changes in the fair value of a derivative are recorded in current period earnings for a fair value hedge, or in AOCI for the effective portion of fair value changes of a cash flow hedge.
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

The following tables provide information about the principal derivative hedging strategies:
Table 9.1: Derivative Hedging Strategies — Advances

			March 31, 2011	December 31, 2010
			Notional Amount	Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)	(in millions)
Pay fixed, receive floating	To convert fixed rate on a fixed rate	Economic Hedge of Fair Value Risk	$86	$128
interest rate swap	advance to a LIBOR floating rate
Pay fixed, receive floating interest rate swap cancelable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$305	$150
Pay fixed, receive floating interest rate swap cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$26,877	$33,612
Pay fixed, receive floating interest rate swap no longer cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,539	$2,839
Pay fixed, receive floating interest rate swap non-cancelable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$27,051	$23,724
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$8	$8

Table 9.2: Derivative Hedging Strategies — Consolidated Obligation Liabilities

			March 31, 2011	December 31, 2010
			Notional Amount	Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)	(in millions)
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$430	$115
Receive fixed, pay floating interest rate swap cancelable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$8,285	$5,905
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$15	$15
Receive fixed, pay floating interest rate swap non-cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$26,650	$27,596
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation bond debt.	Cash flow hedge	$55	$—
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$150	$—
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$8,003	$6,878
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$2,050	$2,050
Receive fixed, pay floating interest rate swap cancelable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$6,700	$5,576
Receive fixed, pay floating interest rate swap no longer cancelable	Fixed rate callable bond converted to a LIBOR floating rate; matched to bond no -longer callable accounted for under fair value option.	Fair Value Option	$1,000	$1,000
Receive fixed, pay floating interest rate swap non-cancelable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$4,900	$7,700
Receive fixed, pay floating interest rate swap non-cancelable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$729	$953

Table 9.3: Derivative Hedging Strategies — Balance Sheet and Intermediation

			March 31, 2011	December 31, 2010
			Notional Amount	Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)	(in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892	$1,892

Intermediary positions interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$550	$550
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
Table 9.4: Derivative Financial Instruments by Product

	March 31, 2011		December 31, 2010
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments[1]
Advances-fair value hedges	$56,772,474	$(3,180,464)	$60,324,983	$(4,269,037)
Consolidated obligations-fair value hedges	34,949,830	465,504	33,515,830	614,739
Cash Flow-anticipated transactions	205,000	2,357	—	—
Derivatives not designated as hedging instruments[2]
Advances hedges	93,775	(2,432)	136,345	(3,115)
Consolidated obligations hedges	10,483,000	1,999	9,043,000	1,675
Mortgage delivery commitments	25,197	44	29,993	(514)
Balance sheet	1,892,000	38,196	1,892,000	41,785
Intermediary positions hedges	550,000	614	550,000	659
Derivatives matching COs designated under FVO[3]
Interest rate swaps-consolidated obligations-bonds	12,600,000	(3,099)	14,276,000	(505)
Interest rate swaps-consolidated obligations-discount notes	728,755	421	953,202	1,282

Total notional and fair value	$118,300,031	$(2,676,860)	$120,721,353	$(3,613,031)

Total derivatives, excluding accrued interest		$(2,676,860)		$(3,613,031)
Cash collateral pledged to counterparties		1,944,065		2,739,402
Cash collateral received from counterparties		(71,100)		(9,300)
Accrued interest		(10,851)		(49,959)

Net derivative balance		$(814,746)		$(932,888)

Net derivative asset balance		$24,964		$22,010
Net derivative liability balance		(839,710)		(954,898)

Net derivative balance		$(814,746)		$(932,888)

[1]	Qualifying under hedge accounting rules.

[2]	Not qualifying under hedge accounting rules but used as an economic hedge (“standalone”).

[3]	Economic hedge of debt designated under the FVO.
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
The degree of counterparty credit risk may depend, among other factors, on the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk. See Table 9.5 below for summarized information.
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
Exposure — In determining credit risk, the FHLBNY considers accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. The FHLBNY attempts to mitigate its exposure by requiring derivative counterparties to pledge cash collateral if the amount of exposure is above the collateral threshold agreements. The FHLBNY is also required to post cash as collateral to derivative counterparties to mitigate the risk faced by derivatives that are in a net fair value liability (unfavorable) position. The FHLBNY is exposed to the extent that a counterparty may not pay the posted cash collateral to the FHLBNY under unforeseen circumstances, such as bankruptcy; in such an event the FHLBNY would then exercise its rights under the “International Swaps and Derivatives Association agreement” (“ISDA”). To the extent the FHLBNY may not receive cash equal to the amount posted, the FHLBNY could face losses.

Derivative counterparty ratings — The Bank’s credit exposures (derivatives in a net gain position) were to counterparties rated Single A or better and to member institutions on whose behalf the FHLBNY had acted as an intermediary or had sold interest rate caps at the request of members to create capped floating rate advance borrowings. The exposures were collateralized under standard collateral agreements with the FHLBNY’s member. Acting as an intermediary, the Bank had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties. See Table 9.5: Derivatives Counterparty Notional Balance by Credit Ratings.
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
Derivatives Counterparty Credit Ratings
The following table summarizes the FHLBNY’s credit exposure by counterparty credit rating (in thousands, except number of counterparties).
Table 9.5: Derivatives Counterparty Notional Balance by Credit Ratings

	March 31, 2011
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral[3]	Held[2]	Exposure

AAA	—	$—	$—	$—	$—	$—
AA	8	45,423,489	20,319	14,619	—	14,619
A	9	72,576,345	71,507	6,107	—	6,107
Members (Notes [1] & 2)	2	275,000	4,194	4,194	4,194	—
Delivery Commitments	—	25,197	44	44	44	—

Total	19	$118,300,031	$96,064	$24,964	$4,238	$20,726

	December 31, 2010
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral[3]	Held[2]	Exposure

AAA	—	$—	$—	$—	$—	$—
AA	8	43,283,429	25,385	16,085	—	16,085
A	8	77,132,931	—	—	—	—
Members (Notes [1] & 2)	2	275,000	5,925	5,925	5,925	—
Delivery Commitments	—	29,993	—	—	—	—

Total	18	$120,721,353	$31,310	$22,010	$5,925	$16,085

Note[1]:	Fair values of $4.2 million and $5.9 million comprising of intermediated transactions with members and interest-rate caps sold to members (with capped floating-rate advances) were collateralized at March 31, 2011 and December 31, 2010.

Note[2]:	Members are required to pledge collateral to secure derivatives purchased by the FHLBNY as an intermediary on behalf of its members. Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate-related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest. As a result of the collateral agreements with its members, the FHLBNY believes that its maximum credit exposure due to the intermediated transactions was $0 at March 31, 2011 and December 31, 2010.

Note[3]:	As reported in the Statements of Condition.

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
Liquidity Management
The FHLBNY actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand, and the maturity profile of the FHLBNY’s assets and liabilities. The FHLBNY recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the FHLBNY is required to maintain certain liquidity measures in accordance with the FHLBank Act and policies developed by the FHLBNY management and approved by the FHLBNY’s Board of Directors. The specific liquidity requirements applicable to the FHLBNY are described in the next four sections.
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
Table 10.1: Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2011	$2,404	$44,982	$42,578
December 31, 2010	3,304	44,945	41,641
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
The following table summarizes excess operational liquidity (in millions):
Table 10.2: Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2011	$2,352	$17,796	$15,444
December 31, 2010	2,937	15,500	12,563
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

The following table summarizes excess contingency liquidity (in millions):
Table 10.3: Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
March 31, 2011	$3,024	$17,586	$14,562
December 31, 2010	2,239	15,289	13,050
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
Advance “Roll-Off” and “Roll-Over” Liquidity guidelines. The Finance Agency’s Minimum Liquidity Requirement Guidelines expanded the existing liquidity requirements under Parts 917, 932 and 965 of the Finance Agency regulations to include additional cash flow requirements under two scenarios - Advance “Roll-Over” and Roll-Off” scenarios. Each FHLBank, including the FHLBNY, must have positive cash balances to be able to maintain positive cash flows for 15 days under the Roll-Off scenario, and for five days under the Roll-Over scenario. The Roll-Off scenario assumes that advances maturing under their contractual terms would mature, and in that scenario the FHLBNY would maintain positive cash flows for a minimum of 5 days on a daily basis. The Roll-Over scenario assumes that the FHLBNY’s maturing advances would be rolled over, and in that scenario the FHLBNY would maintain positive cash flows for a minimum of 15 days on a daily basis. The FHLBNY calculates the amount of cash flows under each scenario on a daily basis and has been in compliance with the guidelines.
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
Cash flows
Cash and due from banks was $2.9 billion at March 31, 2011, compared to $0.7 billion at March 31, 2010. Cash balances were primarily maintained at the Federal Reserve Banks at those dates for liquidity purposes for the Bank’s members. The following discussion highlights the major activities and transactions that affected FHLBNY’s cash flows for the current year period in this report. Also see Statements of Cash Flows to the financial statements accompany this MD&A.
Cash flows from operating activities
FHLBNY’s operating assets and liabilities support the Bank’s lending activities to members. Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven borrowing, investment strategies and market conditions. Management believes cash flows from operations, available cash balances and the FHLBNY’s ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund the FHLBNY’s operating liquidity needs.
In the 2011 first quarter, net cash provided by operating activities was $236.1 million driven by Net income and adjustments for non-cash items such as the amount set aside for Affordable Housing Program, OTTI and other provisions for mortgage credit losses, depreciation and amortization.

Net cash generated from operating activities was higher than net income, largely as a result of adjustments for cash flows from certain interest rate swaps that were characterized as operating cash in-flows because of the financing element of the interest rate swaps, in addition to non-cash items.
Cash flows from investing activities
The FHLBNY’s investing activities predominantly include advances originated to be held for portfolio, the AFS and HTM securities portfolios and other short-term interest-earning assets. In the 2011 first quarter, investing activities provided net cash of $5.3 billion. This resulted primarily from decreases in advances borrowed by members. Partially offsetting these cash proceeds was an increase in investment securities purchased.
Short-term Borrowings and Short-term Debt. The primary source of funds, as discussed under the section Debt Financing Activity and Consolidation Obligation bonds and discount notes, in this MD&A is the issuance of FHLBank debt to the public. Consolidated obligation discount notes are issued with maturities up to one year and provide the FHLBNY with short-term funds. Discount notes are principally used in funding short-term advances, some long-term advances, as well as money market instruments. The FHLBNY also issues short-term consolidated obligation bonds as part of its asset-liability management strategy. The FHLBNY may also borrow from another FHLBank, generally for a period of one day. Such borrowings have been insignificant historically.
The following table summarizes short-term debt and their key characteristics (in thousands):
Table 10.4: Short-term Debt

			Consolidated Obligations-Bonds With Original
	Consolidated Obligations-Discount Notes		Maturities of One Year or Less
	March 31, 2011	December 31, 2010	March 31, 2011		December 31, 2010

Outstanding at end of the period [1]	$19,507,159	$19,391,452	$9,635,000		$12,410,000
Average outstanding for the period [1]	$17,764,760	$21,727,968	$11,601,667	[2]	$12,266,929
Highest outstanding at any month-end [1]	$19,507,159	$27,480,949	$12,835,000		$17,538,000

[1]	Outstanding balances represents the carrying value of discount notes and par value of bonds (less than 1 year) issued and outstanding at the reported dates.

[2]	The amount represents monthly average outstanding balance for the three months ended March 31, 2011.
Leverage Limits and Unpledged Asset Requirements
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
The FHLBNY met the Finance Agency’s requirement that unpledged assets, as defined under regulations, exceed the total of consolidated obligations at all periods in this report.
Legislative and Regulatory Developments
The legislative and regulatory environment for the Bank continues to change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 and Congress begins to debate proposals for housing finance and GSE reform.
Dodd-Frank Act
As discussed under Legislative and Regulatory Developments on page 37 in the Bank’s 2010 Form 10-K, the Dodd-Frank Act will likely impact the FHLBNY’s business operations, funding costs, rights, obligations, and/or the environment in which the FHLBNY carries out its housing finance mission. Certain regulatory actions during the period covered by this report resulting from the Dodd-Frank Act that may have an important impact on the Bank are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.
New Requirements for the Bank’s Derivatives Transactions
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Such cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly.

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the FHLBNY expects to continue to enter into uncleared trades on a bilateral basis, such trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements, new documentation requirements and new minimum margin and capital requirements imposed by other federal regulators. Under the proposed margin rules, the FHLBNY will have to post both initial margin and variation margin to its swap dealer counterparties. Pursuant to additional FHFA provisions, the Bank will be required to collect both initial margin and variation margin from its swap dealer counterparties, without any thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank and thus also make uncleared trades more costly.
The Commodity Futures Trading Commission (CFTC) has issued a proposed rule requiring that collateral posted by swaps customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of the clearing member. Such commingling would put the Bank’s collateral at risk in the event of a default by another customer of our clearing member. To the extent that the CFTC’s final rule places the Bank’s posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.
The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that the FHLBNY will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that the FHLBNY will be required to register as a “swap dealer” as a result of the derivative transactions that the Bank enters into with dealer counterparties for the purpose of hedging and managing the Bank’s interest rate risk, which constitute the great majority of the Bank’s derivative transactions. However, based on the proposed rules, it is possible that the FHLBNY could be required to register with the CFTC as a swap dealer based on the intermediated “swaps” that the Bank has historically entered into with the Bank’s members.
It is also unclear how the final rule will treat caps, floors and other derivatives embedded in advances to the FHLBNY’s members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance clarify that certain products will or will not be regulated as “swaps.” However, at this time it remains unclear whether certain transactions between the Bank and our member customers will be treated as “swaps.” Depending on how the terms “swap” and “swap dealer” are finally defined in the final regulations, the FHLBNY may be faced with the business decision of whether to continue to offer “swaps” to member customers if those transactions would require the Bank to register as a swap dealer. Designation as a swap dealer would subject the Bank to significant additional regulation and cost including, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional swap-based capital and margin requirements. Even if the Bank is designated as a swap dealer, the proposed regulation would permit the Bank to apply to the CFTC to limit such designation to those specified activities for which the Bank is acting as a swap dealer. Upon such designation, the hedging activities of the Bank would not be subject to the full requirements that will generally be imposed on traditional swap dealers.
The FHLBNY, together with the other FHLBanks, is actively participating in the development of the regulations under the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. It is not expected that final rules implementing the Dodd-Frank Act will become effective until the latter half of 2011 and delays beyond that time are possible.
Regulation of Certain Nonbank Financial Companies
Federal Reserve Board Proposed Rule on Regulatory Oversight of Nonbank Financial Companies. On February 11, 2011, the Federal Reserve Board issued a proposed rule that would define certain key terms to determine which nonbank financial companies will be subject to the Federal Reserve’s regulatory oversight. The proposed rule provides that a company is “predominantly engaged in financial activities” if:
•	the annual gross financial revenue of the company represents 85 percent or more of the company’s gross revenue in either of its two most recent completed fiscal years; or
•	the company’s total financial assets represent 85 percent or more of the company’s total assets as of the end of either of its two most recently completed fiscal years.
Comments on this proposed rule were due by March 30, 2011.
The FHLBNY would be predominantly engaged in financial activities under either prong of the proposed test. In pertinent part to the Bank, the proposed rule also defines “significant nonbank financial company” to mean a nonbank financial company that had $50 billion or more in total assets as of the end of its most recently completed fiscal year.
Oversight Council Notice of Proposed Rulemaking on Authority to Supervise and Regulate Certain Nonbank Financial Companies. On January 26, 2011, the Oversight Council issued a proposed rule that would implement the Oversight Council’s authority to subject nonbank financial companies to the supervision of the Federal Reserve Board and certain prudential standards. The proposed rule defines “nonbank financial company” broadly enough to likely cover the Bank. Also, under the proposed rule, the Oversight Council will consider certain factors in determining whether to subject a nonbank financial company to supervision and prudential standards. Some factors identified include: the availability of substitutes for the financial services and products the entity provides as well as the entity’s size; interconnectedness with other financial firms; leverage, liquidity risk; and maturity mismatch and existing regulatory scrutiny. If the FHLBNY is determined to be a nonbank financial company subject to the Oversight Council’s regulatory requirements, then its operations and business are likely to be affected. Comments on this proposed rule were due by February 25, 2011.

Oversight Council Recommendations on Implementing the Volcker Rule. In January 2011, the Oversight Council issued recommendations for implementing certain prohibitions on proprietary trading, commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading and various regulatory requirements to ensure compliance with the Volcker Rule. If the FHLBNY is made subject to the Volcker Rule, then the Bank may be subject to additional limitations on the composition of its investment portfolio beyond FHFA regulations. These limitations may potentially result in less profitable investment alternatives. Further, complying with related regulatory requirements would be likely to increase the Bank’s regulatory requirements and incremental costs. The FHLBank System’s consolidated obligations generally are exempt from the operation of this rule, subject to certain limitations, including the absence of conflicts of interest and certain financial risks.
FDIC Regulatory Actions
FDIC Interim Final Rule on Dodd-Frank Orderly Liquidation Resolution Authority. On January 25, 2011, the FDIC issued an interim final rule on how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company, not including FDIC-insured depository institutions, in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States. The interim final rule provides, among other things:
•	a valuation standard for collateral on secured claims;
•	that all unsecured creditors must expect to absorb losses in any liquidation and that secured creditors will only be protected to the extent of the fair value of their collateral;
•	a clarification of the treatment for contingent claims; and
•	that secured obligations collateralized with U.S. government obligations will be valued at fair market value.
Comments on this interim final rule were due by March 28, 2011. Valuing most collateral at fair value, rather than par, could adversely impact the value of the Bank’s investments in the event of the issuer’s insolvency.
FDIC Final Rule on Assessment System. On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. This rule became effective on April 1, 2011, so the FHLBNY advances are now included in its members’ assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including the FHLBNY advances, in excess of 25% of an institution’s domestic deposits since these are now part of the assessment base. To the extent that increased assessments increase the cost of advances for some members, it may negatively impact their demand for the Bank’s advances.
Joint Regulatory Actions
Proposed Rule on Incentive-based Compensation Arrangements. On April 14, 2011, seven federal financial regulators, including the FHFA, published a proposed rule that would prohibit “covered financial institutions” from entering into incentive-based compensation arrangements that encourage inappropriate risks.
Applicable to the FHLBanks and the Office of Finance, the rule would:
•	prohibit excessive compensation;
•	prohibit incentive compensation that could lead to material financial loss;
•	require an annual report;
•	require policies and procedures; and
•	require mandatory deferrals of 50% of incentive compensation over three years for executive officers.
Covered persons under the rule would include senior management responsible for the oversight of firm wide activities or material business lines and non-executive employees or groups of those employees whose activities may expose the institution to a material loss.
Under the proposed rule, covered financial institutions would be required to comply with three key risk management principles related to the design and governance of incentive-based compensation: balanced design, independent risk management controls and strong governance.
The proposed rule identifies four methods to balance compensation design and make it more sensitive to risk: risk adjustment of awards, deferral of payment, longer performance periods and reduced sensitivity to short-term performance. Larger covered financial institutions, like the Bank, would also be subject to a mandatory 50% deferral of incentive-based compensation for executive officers and board oversight of incentive-based compensation for certain risk-taking employees who are not executive officers. The proposed rule would impact the design of the Bank’s compensation policies and practices, including its incentive compensation policies and practices, if adopted as proposed. Comments on the proposed rule are due by May 31, 2011.

Proposed Rule on Credit Risk Retention for Asset-Backed Securities. On April 29, 2011, the Federal banking agencies, the FHFA, the Department of Housing and Urban Development and the Securities and Exchange Commission jointly issued a proposed rule, which proposes requiring sponsors of asset-backed securities to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications.
The proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment.
Key issues in the proposed rule include: (1) the appropriate terms for treatment as a qualified residential mortgage; (2) the extent to which Fannie Mae and Freddie Mac related securitizations will be exempt from the risk retention rules; and (3) the possibility of creating a category of high quality non-qualified residential mortgage loans that would have less than a five percent risk retention requirement.
If adopted as proposed, the rule could reduce the number of loans originated by the FHLBNY’s members, which could negatively impact member demand for the Bank’s products. Comments on this proposed rule are due on June 10, 2011.
Housing Finance and GSE Reform
In the wake of the financial crisis and related housing problems, both Congress and the Obama Administration are considering changes to the U.S. housing finance structure, specifically reforming or eliminating Fannie Mae and Freddie Mac. These efforts may have implications for the FHLBanks.
On February 11, 2011, the Department of the Treasury and the U.S. Department of Housing and Urban Development issued a report to Congress entitled Reforming America’s Housing Finance Market. The report’s primary focus is to provide options for Congressional consideration regarding the long-term structure of housing finance, including reforms specific to Fannie Mae and Freddie Mac. In addition, the Obama Administration noted it would work, in consultation with the FHFA and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBanks operate so that overall government support of the mortgage market will be substantially reduced over time.
Although the FHLBanks are not the primary focus of this report, they are recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace. The report suggests the following possible reforms for the FHLBank System:
•	focus the FHLBanks on small- and medium-sized financial institutions;
•	restrict membership by allowing each institution eligible for membership to be an active member in only a single FHLBank;
•	limit the level of outstanding advances to larger members; and
•	reduce FHLBank investment portfolios and their composition, focusing FHLBanks on providing liquidity for insured depository institutions.
The report also supports exploring additional means to provide funding to housing lenders, including potentially the development of a covered bond market.
In response, several bills have been introduced in Congress. While none propose specific changes to the FHLBanks, the FHLBNY could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. For example, the FHLBanks traditionally have allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities. Accordingly, the FHLBanks’ investment strategies would likely be affected by winding down those entities. Winding down these two GSEs, or limiting the amount of mortgages they purchase, also could increase demand for the FHLBank advances if the FHLBank members responded by retaining more of their mortgage loans in portfolio, using advances to fund the loans.
It is also possible that Congress will consider any or all of the specific changes to the FHLBanks suggested by the Administration’s proposal. If legislation is enacted incorporating these changes, the FHLBanks could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority. Additionally, if Congress enacts legislation encouraging the development of a covered bond market, FHLBank advances could be reduced in time as larger members use covered bonds as an alternative form of wholesale mortgage financing. The potential effect of housing finance and GSE reform on the FHLBanks is unknown at this time and will depend on the legislation, if any, that is ultimately enacted.
FHFA Regulatory Actions
Final Rule on Temporary Increases in Minimum Capital Levels. On March 3, 2011, the FHFA issued a final rule effective April 4, 2011 authorizing the Director of the FHFA to increase the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank’s risks. The rule provides the factors that the Director may consider in making this determination including the FHLBank’s:

•	current or anticipated declines in the value of assets held by it;

•	ability to access liquidity and funding;

•	credit, market, operational and other risks;

•	current or projected declines in its capital;

•	material compliance with regulations, written orders, or agreements;

•	housing finance market conditions;

•	level of retained earnings;

•	initiatives, operations, products or practices that entail heightened risk;

•	ratio of market value of equity to the par value of capital stock; and/or

•	other conditions as notified by the Director.
The rule provides that the Director shall consider the need to maintain, modify or rescind any such increase no less than every 12 months. If the FHLBNY is required to increase its minimum capital level, the Bank may need to lower or suspend dividend payments to increase retained earnings to satisfy such increase. Alternatively, the FHLBNY could satisfy an increased capital requirement by disposing of assets to decrease the size of its balance sheet relative to total outstanding stock, which may adversely impact the Bank’s results of operations and financial condition and ability to satisfy the Bank’s mission.
Final Rule on FHLBank Liabilities. On April 4, 2011, the FHFA issued a final rule that would, among other things:
•	reorganize and re-adopt Finance Board regulations dealing with consolidated obligations, as well as related regulations addressing other authorized FHLBank liabilities and book entry procedures for consolidated obligations;

•	implement recent statutory amendments that removed authority from the FHFA to issue consolidated obligations;

•	specify that the FHLBanks issue consolidated obligations that are the joint and several obligations of the FHLBanks as provided for in the statute rather than as joint and several obligations of the FHLBanks as provided for in the current regulation; and

•	provide that consolidated obligations are issued under Section 11(c) of the FHLBank Act rather than under Section 11(a) of the FHLBank Act.
This rule is not expected to have any adverse impact on the FHLBanks’ joint and several liability for the principal and interest payments on consolidated obligations. This rule became effective May 4, 2011.
Regulatory Policy Guidance on Reporting of Fraudulent Financial Instruments. On January 27, 2010, the FHFA issued a regulation requiring the FHLBanks to report to the FHFA upon the discovery of any fraud or possible fraud related to the purchase or sale of financial instruments or loans. On March 29, 2011, the FHFA issued immediately effective final guidance which sets forth fraud reporting requirements for the FHLBanks under the regulation. The guidance, among other things, provides examples of fraud that should be reported to the FHFA and the FHFA’s Office of Inspector General. In addition, the guidance requires FHLBanks to establish and maintain effective internal controls, policies, procedures and operational training to discover and report fraud or possible fraud. Although complying with the guidance will increase the FHLBNY’s regulatory requirements, the Bank does not expect any material incremental costs or adverse impact to its business.
Proposed Rule on Private Transfer Fee Covenants. On February 8, 2011, the FHFA issued a proposed rule that would restrict the Bank from purchasing, investing in, or taking security interests in, mortgage loans on properties encumbered by private transfer fee covenants, securities backed by such mortgage loans, and securities backed by the income stream from such covenants, except for certain transfer fee covenants. Excepted transfer fee covenants would include covenants to pay a private transfer fees to covered associations (including organizations comprising owners of home, condominiums, or cooperatives or certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to such securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The FHLBNY would be required to comply with the regulation within 120 days of the publication of the final rule. To the extent that a final rule limits the type of collateral the Bank accept for advances and the type of loans eligible for purchase under the MPF Xtra product, the Bank’s business may be adversely impacted. Comments on the proposed rule were due by April 11, 2011.
Advance Notice of Proposed Rulemaking on Use of NRSRO Credit Ratings. On January 31, 2011, the FHFA issued an advanced notice of proposed rulemaking that would implement a provision in Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific FHFA regulations applicable to FHLBanks including risk-based capital requirements, prudential requirements, investments, and consolidated obligations. Comments on this advance notice of rulemaking were due on March 17, 2011.
Advance Notice of Proposed Rulemaking on FHLBank Members. On December 27, 2010, the FHFA issued an advance notice of proposed rulemaking to address its regulations on FHLBank membership to ensure such regulations are consistent with maintaining a nexus between FHLBank membership and the housing and community development mission of the FHLBanks, as further discussed on page 41 in the Legislative and Regulatory Developments section in the FHLBNY’s 2010 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management. Market risk or interest rate risk (“IRR”) is the risk of loss to market value or future earnings that may result from changes in the interest rate environment. Embedded in IRR is a tradeoff of risk versus reward. The FHLBNY could earn higher income by having higher IRR through greater mismatches between its assets and liabilities at the cost of potentially significant declines in market value and future income if the interest rate environment turned against the FHLBNY’s expectations. The FHLBNY has opted to retain a modest level of IRR which allows it to preserve its capital value while generating steady and predictable income. In keeping with that philosophy, the FHLBNY’s balance sheet consists of predominantly short-term and LIBOR-based assets and liabilities. More than 85 percent of the FHLBNY’s financial assets are either short-term or LIBOR-based, and a similar percentage of its liabilities are also either short-term or LIBOR based. These positions protect the FHLBNY’s capital from large changes in value arising from interest rate or volatility changes.
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
Risk Measurements. The FHLBNY’s Risk Management Policy sets up a series of risk limits that the FHLBNY calculates on a regular basis. The risk limits are as follows:
•	The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case and to a range of +/-6.0 years in the +/-200bps shock cases. Due to the low interest rate environment beginning in early 2008, the March 2010, June 2010, September 2010, December 2010, and March 2011 rates were too low for a meaningful parallel down-shock measurement.

•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.

•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under both the +/-200bps shocks compared to the rates unchanged case.

•	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.

•	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-12 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points.
The FHLBNY’s portfolio, including its derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure. The FHLBNY’s last five quarterly DOE results are shown in years in the table below (note that, due to the on-going low interest rate environment, there was no down-shock measurement performed between the first quarter of 2010 and the first quarter of 2011):

	Base Case DOE	-200bps DOE	+200bps DOE
March 31, 2010	-0.51	N/A	3.81
June 30, 2010	-1.20	N/A	2.80
September 30, 2010	-2.13	N/A	1.46
December 31, 2010	-1.09	N/A	2.92
March 31, 2011	-0.29	N/A	3.48
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

The FHLBNY does not solely rely on the DOE measure as a mismatch measure between its assets and liabilities. It also performs the more traditional gap measure that subtracts re-pricing/maturing liabilities from re-pricing/maturing assets over time. The FHLBNY observes the differences over various horizons, but has set a 10 percent of assets limit on cumulative re-pricings at the one-year point. This quarterly observation of the one-year cumulative re-pricing gap is provided in the table below and all values are below 10 percent of assets well within the limit:

One Year Re-
pricing Gap
March 31, 2010	$4.753 Billion
June 30, 2010	$4.939 Billion
September 30, 2010	$6.888 Billion
December 31, 2010	$5.565 Billion
March 31, 2011	$5.123 Billion
The FHLBNY’s review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. The FHLBNY projects asset and liability volumes and spreads over a one-year horizon and then simulates expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the FHLBNY has too much exposure in its net interest income over the coming twelve-month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of the FHLBNY’s expected net interest income under both +/-200bps shocks over the next twelve months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the first quarter of 2010 and the first quarter of 2011):

	Sensitivity in	Sensitivity in
	the -200bps	the +200bps
	Shock	Shock
March 31, 2010	N/A	3.13%
June 30, 2010	N/A	12.20%
September 30, 2010	N/A	12.96%
December 31, 2010	N/A	9.05%
March 31, 2011	N/A	3.90%
Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes including optionality and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the first quarter of 2010 and the first quarter of 2011):

	Down-shock	+200bps Change in
	Change in MVE	MVE
March 31, 2010	N/A	-4.53%
June 30, 2010	N/A	-1.62%
September 30, 2010	N/A	1.63%
December 31, 2010	N/A	-2.75%
March 31, 2011	N/A	-3.96%
As noted, the potential declines under these shocks are within the FHLBNY’s limits of a maximum 10 percent.

The following table displays the FHLBNY’s maturity/re-pricing gaps as of March 31, 2011 and December 31, 2010 (in millions):

	Interest Rate Sensitivity
	March 31, 2011
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$10,807	$144	$364	$253	$454
MBS Investments	7,395	667	1,391	432	1,214
Adjustable-rate loans and advances	8,016	—	—	—	—

Net unswapped	26,218	811	1,755	685	1,668

Fixed-rate loans and advances	9,934	4,915	15,597	10,902	22,944
Swaps hedging advances	52,721	(4,402)	(14,776)	(10,618)	(22,924)

Net fixed-rate loans and advances	62,655	513	821	284	20
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$88,873	$1,324	$2,576	$969	$1,688

Interest-bearing liabilities:
Deposits	$2,581	$—	$—	$—	$—

Discount notes	19,170	337	—	—	—
Swapped discount notes	100	(100)	—	—	—

Net discount notes	19,270	237	—	—	—

Consolidated Obligation Bonds
FHLB bonds	21,085	11,590	23,771	7,927	3,684
Swaps hedging bonds	41,358	(11,048)	(21,648)	(6,422)	(2,240)

Net FHLB bonds	62,443	542	2,123	1,505	1,444

Total interest-bearing liabilities	$84,294	$779	$2,123	$1,505	$1,444

Post hedge gaps[1]:
Periodic gap	$4,579	$545	$453	$(536)	$244
Cumulative gaps	$4,579	$5,124	$5,577	$5,041	$5,285

	Interest Rate Sensitivity
	December 31, 2010
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$9,240	$169	$374	$245	$399
MBS Investments	7,306	874	1,485	411	993
Adjustable-rate loans and advances	8,121	—	—	—	—

Net unswapped	24,667	1,043	1,859	656	1,392

Fixed-rate loans and advances	10,994	3,469	13,971	10,561	29,824
Swaps hedging advances	56,262	(3,041)	(13,069)	(10,347)	(29,805)

Net fixed-rate loans and advances	67,256	428	902	214	19
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$91,923	$1,471	$2,761	$870	$1,411

Interest-bearing liabilities:
Deposits	$2,454	$—	$—	$—	$—

Discount notes	19,120	271	—	—	—
Swapped discount notes	100	(100)	—	—	—

Net discount notes	19,220	171	—	—	—

Consolidated Obligation Bonds
FHLB bonds	21,722	14,333	23,856	7,793	3,410
Swaps hedging bonds	43,497	(13,567)	(21,638)	(6,167)	(2,125)

Net FHLB bonds	65,219	766	2,218	1,626	1,285

Total interest-bearing liabilities	$86,893	$937	$2,218	$1,626	$1,285

Post hedge gaps[1]:
Periodic gap	$5,030	$534	$543	$(756)	$126
Cumulative gaps	$5,030	$5,564	$6,107	$5,351	$5,477

[1]	Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4T.	CONTROLS AND PROCEDURES.
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at March 31, 2011. Based on this evaluation, they concluded that as of March 31, 2011, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
From time to time, the Federal Home Loan Bank of New York is involved in disputes or regulatory inquiries that arise in the ordinary course of business. There has been no change with respect to a continuing legal proceeding involving the FHLBNY that was previously disclosed in Part 1, Item 3 of the FHLBNY’s 2010 Annual Report on Form 10-K filed on March 25, 2011.

Item 1A.	RISK FACTORS
There have been no material changes from risk factors included in the FHLBNY’s Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION
None

Item 6.	Exhibits

Filed with
No.	Exhibit Description	this Form 10-Q	Form	File No.	Date Filed

10.01	Bank Benefit Equalization Plan [a]	X

10.02	Bank 2011 Incentive Compensation Plan [a] *	X

10.03	Joint Capital Enhancement Agreement		8-K	000-51397	3/1/2011

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the President and Chief Executive Officer	X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Senior Vice President and Chief Financial Officer	X

32.01	Certification by the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification by the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Notes:

[a]	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

*	Portions of the exhibit have been omitted and separately filed with the U.S. Securities and Exchange Commission with a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York (Registrant)
/s/ Patrick A. Morgan
Patrick A. Morgan
Senior Vice President and Chief Financial Officer Federal Home Loan Bank of New York (on behalf of the registrant and as the Principal Financial Officer)
Date: May 12, 2011