Form 10-Q
period 2011-06-30
Federal Home Loan Bank of New York
filed 2011-08-11
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of July 31, 2011 was 46,778,983.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2011

Federal Home Loan Bank of New York
Statements of Condition — Unaudited (in thousands, except par value of capital stock)
As of June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
Assets
Cash and due from banks (Note 3)	$5,545,092	$660,873
Federal funds sold	4,475,000	4,988,000
Available-for-sale securities, net of unrealized gains (losses) of $18,613 at June 30, 2011 and $22,965 at December 31, 2010 (Note 5)	3,537,983	3,990,082
Held-to-maturity securities (Note 4)
Long-term securities	8,399,659	7,761,192
Advances (Note 6)	74,791,153	81,200,336
Mortgage loans held-for-portfolio, net of allowance for credit losses of $6,349 at June 30, 2011 and $5,760 at December 31, 2010 (Note 7)	1,296,251	1,265,804
Accrued interest receivable	236,005	287,335
Premises, software, and equipment	14,279	14,932
Derivative assets (Note 15)	33,006	22,010
Other assets	13,829	21,506

Total assets	$98,342,257	$100,212,070

Liabilities and capital

Liabilities
Deposits (Note 8)
Interest-bearing demand	$1,860,533	$2,401,882
Non-interest bearing demand	2,618	9,898
Term	39,000	42,700

Total deposits	1,902,151	2,454,480

Consolidated obligations, net (Note 10)
Bonds (Includes $9,452,247 at June 30, 2011 and $14,281,463 at December 31, 2010 at fair value under the fair value option)	62,815,651	71,742,627
Discount notes (Includes $736,746 at June 30, 2011 and $956,338 at December 31, 2010 at fair value under the fair value option)	27,013,011	19,391,452

Total consolidated obligations	89,828,662	91,134,079

Mandatorily redeemable capital stock (Note 11)	58,221	63,219

Accrued interest payable	181,241	197,266
Affordable Housing Program	133,831	138,365
Payable to REFCORP	14,732	21,617
Derivative liabilities (Note 15)	694,369	954,898
Other liabilities	250,161	103,777

Total liabilities	93,063,368	95,067,701

Commitments and Contingencies (Notes 11, 15 and 17)

Capital (Note 11)
Capital stock ($100 par value), putable, issued and outstanding shares: 46,578 at June 30, 2011 and 45,290 at December 31, 2010	4,657,844	4,528,962
Retained earnings	720,982	712,091
Accumulated other comprehensive income (loss) (Note 12)
Net unrealized gains on available-for-sale securities	18,613	22,965
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	(86,200)	(92,926)
Net unrealized losses on hedging activities	(20,823)	(15,196)
Employee supplemental retirement plans (Note 14)	(11,527)	(11,527)

Total capital	5,278,889	5,144,369

Total liabilities and capital	$98,342,257	$100,212,070

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Income — Unaudited (in thousands, except per share data)
For the three and six months ended June 30, 2011 and 2010

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income
Advances (Note 6)	$115,504	$154,204	$274,200	$303,844
Interest-bearing deposits	555	1,238	1,521	2,067
Federal funds sold	1,601	2,804	4,147	4,347
Available-for-sale securities (Note 5)	7,521	9,784	16,160	15,548
Held-to-maturity securities (Note 4)
Long-term securities	69,275	91,809	140,331	190,443
Mortgage loans held-for-portfolio (Note 7)	15,842	16,615	31,328	33,356

Total interest income	210,298	276,454	467,687	549,605

Interest expense
Consolidated obligations-bonds (Note 10)	103,215	146,659	217,492	301,572
Consolidated obligations-discount notes (Note 10)	6,593	11,956	14,409	21,613
Deposits (Note 8)	358	963	828	1,854
Mandatorily redeemable capital stock (Note 11)	469	676	1,213	2,171
Cash collateral held and other borrowings (Note 18)	22	—	31	—

Total interest expense	110,657	160,254	233,973	327,210

Net interest income before provision for credit losses	99,641	116,200	233,714	222,395

Provision for credit losses on mortgage loans	429	196	2,202	906

Net interest income after provision for credit losses	99,212	116,004	231,512	221,489

Other income (loss)
Service fees and other	1,479	1,129	2,735	2,174
Instruments held at fair value — Unrealized gains (losses)(Note 16)	(6,141)	(4,248)	(5,401)	(12,667)

Total OTTI losses	(166)	(202)	(166)	(4,075)
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive loss	26	(1,068)	(344)	(595)

Net impairment losses recognized in earnings	(140)	(1,270)	(510)	(4,670)

Net realized and unrealized gains (losses) on derivatives and hedging activities (Note 15)	6,644	(11,425)	71,214	(11,788)
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities (Note 4 and 5)	17	—	17	708
Losses from extinguishment of debt and other	(3,647)	(643)	(55,540)	(869)

Total other income (loss)	(1,788)	(16,457)	12,515	(27,112)

Other expenses
Operating	7,650	7,435	15,180	13,777
Compensation and Benefits	14,047	12,917	53,028	25,811
Finance Agency and Office of Finance	3,113	1,993	6,510	4,411

Total other expenses	24,810	22,345	74,718	43,999

Income before assessments	72,614	77,202	169,309	150,378

Affordable Housing Program	5,975	6,371	13,945	12,497
REFCORP	13,328	14,166	31,073	27,576

Total assessments	19,303	20,537	45,018	40,073

Net income	$53,311	$56,665	$124,291	$110,305

Basic earnings per share (Note 13)	$1.24	$1.20	$2.85	$2.29

Cash dividends paid per share	$1.11	$1.05	$2.57	$2.46

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Capital — Unaudited (in thousands, except per share data)
For the six months ended June 30, 2011 and 2010

				Accumulated
	Capital Stock[1]			Other		Total
	Class B		Retained	Comprehensive	Total	Comprehensive
	Shares	Par Value	Earnings	Income (Loss)	Capital	Income (Loss)

Balance, December 31, 2009	50,590	$5,058,956	$688,874	$(144,539)	$5,603,291

Proceeds from sale of capital stock	8,592	859,266	—	—	859,266
Redemption of capital stock	(12,084)	(1,208,434)	—	—	(1,208,434)
Shares reclassified to mandatorily redeemable capital stock	(303)	(30,266)	—	—	(30,266)
Cash dividends ($2.46 per share) on capital stock	—	—	(122,651)	—	(122,651)
Net Income	—	—	110,305	—	110,305	$110,305
Net change in Accumulated other comprehensive income (loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	8,693	8,693	8,693
Net unrealized gains on available-for-sale securities	—	—	—	23,591	23,591	23,591
Hedging activities	—	—	—	3,069	3,069	3,069

						$145,658

Balance, June 30, 2010	46,795	$4,679,522	$676,528	$(109,186)	$5,246,864

Balance, December 31, 2010	45,290	$4,528,962	$712,091	$(96,684)	$5,144,369

Proceeds from sale of capital stock	13,324	1,332,486	—	—	1,332,486
Redemption of capital stock	(12,003)	(1,200,255)	—	—	(1,200,255)
Shares reclassified to mandatorily redeemable capital stock	(33)	(3,349)	—	—	(3,349)
Cash dividends ($2.57 per share) on capital stock	—	—	(115,400)	—	(115,400)
Net Income	—	—	124,291	—	124,291	$124,291
Net change in Accumulated other comprehensive income (loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	6,726	6,726	6,726
Net unrealized losses on available-for-sale securities	—	—	—	(4,352)	(4,352)	(4,352)
Hedging activities	—	—	—	(5,627)	(5,627)	(5,627)

						$121,038

Balance, June 30, 2011	46,578	$4,657,844	$720,982	$(99,937)	$5,278,889

[1]	Putable stock
The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the six months ended June 30, 2011 and 2010

	Six months ended
	June 30,
	2011	2010
Operating activities

Net Income	$124,291	$110,305

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(40,152)	(30,921)
Concessions on consolidated obligations	4,091	6,480
Premises, software, and equipment	2,770	2,756
Provision for credit losses on mortgage loans	2,202	906
Net realized (gains) from redemption of held-to-maturity securities	(17)	—
Net realized (gains) from sale of available-for-sale securities	—	(708)
Credit impairment losses on held-to-maturity securities	510	4,670
Change in net fair value adjustments on derivatives and hedging activities	215,310	297,536
Change in fair value adjustments on financial instruments held at fair value	5,401	12,667
Losses from extinguishment of debt	55,175	—
Net change in:
Accrued interest receivable	51,330	29,718
Derivative assets due to accrued interest	17,816	35,478
Derivative liabilities due to accrued interest	(48,331)	(20,827)
Other assets	4,639	2,411
Affordable Housing Program liability	(4,534)	(415)
Accrued interest payable	(20,194)	(38,438)
REFCORP liability	(6,885)	(10,146)
Other liabilities	(776)	5,277

Total adjustments	238,355	296,444

Net cash provided by operating activities	362,646	406,749

Investing activities
Net change in:
Interest-bearing deposits	299,039	(829,488)
Federal funds sold	513,000	325,000
Deposits with other FHLBanks	(73)	48
Premises, software, and equipment	(2,117)	(2,076)
Held-to-maturity securities:
Long-term securities
Purchased	(1,750,755)	(174,048)
Repayments	1,251,342	1,769,425
In-substance maturities	3,935	—
Available-for-sale securities:
Purchased	—	(1,295,992)
Repayments	449,303	630,879
Proceeds from sales	315	33,216
Advances:
Principal collected	151,988,108	116,284,319
Made	(146,159,994)	(106,107,058)
Mortgage loans held-for-portfolio:
Principal collected	124,549	92,530
Purchased and originated	(157,884)	(58,967)
Proceeds from sales of REO	701	—
Loans to other FHLBanks
Loans made	(100,000)	(27,000)
Principal collected	100,000	27,000

Net cash provided by investing activities	6,559,469	10,667,788

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the six months ended June 30, 2011 and 2010

	Six months ended
	June 30,
	2011	2010
Financing activities
Net change in:
Deposits and other borrowings [1]	$(659,364)	$1,950,280
Consolidated obligation bonds:
Proceeds from issuance	25,838,123	31,884,893
Payments for maturing and early retirement	(34,682,767)	(39,936,236)
Net payments on bonds transferred to other FHLBanks	(167,381)	—
Consolidated obligation discount notes:
Proceeds from issuance	92,300,064	62,940,272
Payments for maturing	(84,675,055)	(66,281,418)
Capital stock:
Proceeds from issuance	1,332,486	859,266
Payments for redemption / repurchase	(1,200,255)	(1,208,434)
Redemption of Mandatorily redeemable capital stock	(8,347)	(86,991)
Cash dividends paid [2]	(115,400)	(122,651)

Net cash used by financing activities	(2,037,896)	(10,001,019)

Net increase in cash and due from banks	4,884,219	1,073,518
Cash and due from banks at beginning of the period	660,873	2,189,252

Cash and due from banks at end of the period	$5,545,092	$3,262,770

Supplemental disclosures:
Interest paid	$308,457	$381,060
Affordable Housing Program payments [3]	$18,479	$12,912
REFCORP payments	$37,958	$37,722
Transfers of mortgage loans to real estate owned	$328	$761
Portion of non-credit OTTI (gains) losses on held-to-maturity securities	$(344)	$(595)

[1]	Cash flows from derivatives containing financing elements were considered as a financing activity and were included in borrowing activity. Cash outflows were $202,181 and $223,708 for the six months ended 2011 and 2010.

[2]	Does not include payments to holders of mandatorily redeemable capital stock.

[3]	AHP payments = (beginning accrual — ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
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
Assessments
Resolution Funding Corporation (“REFCORP”) Assessments. Up until June 30, 2011, the FHLBanks, including the FHLBNY, were required to make payments to REFCORP based on a percentage of Net Income. Each FHLBank was required to make payments to REFCORP until the total amount of payment actually made by all 12 FHLBanks was equivalent to a $300 million annual annuity, whose final maturity date was April 15, 2030. Based on payments made by the 12 FHLBanks through the second quarter of 2011, the FHLBanks have satisfied their obligation to REFCORP by the end of that period and further payments will not be necessary after that quarter.
Affordable Housing Program (“AHP”) Assessments. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members, who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. Annually, the 12 FHLBanks must set aside the greater of $100 million or 10 percent of their regulatory defined net income for the Affordable Housing Program.
Basis of Presentation
The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expense during the reported periods. Although management believes these judgments, estimates and assumptions to be appropriate, actual results may differ. The information contained in these financial statements is unaudited. In the opinion of management, normal recurring adjustments necessary for a fair presentation of the interim period results have been made.
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
Note 2. Recently Issued Accounting Standards and Interpretations.
A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. On April 5, 2011, the FASB issued guidance that will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in certain modifications and restructurings being considered troubled debt restructurings. The required disclosures are effective for interim and annual reporting periods beginning on or after June 15, 2011 (July 1, 2011 for the FHLBNY). The FHLBNY adopted this guidance as of June 30, 2011, and adoption resulted in increased financial statement disclosures, but did not affect the FHLBNY’s financial condition, results of operations, or cash flows.
Note 3. Cash and Due from Banks.
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in cash and due from banks.
Compensating balances — The FHLBNY maintained average required clearing balances with the Federal Reserve Banks of approximately $1.0 million as of June 30, 2011 and December 31, 2010. The FHLBNY uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through deposit reserves — The FHLBNY acts as a pass-through correspondent for certain member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks were $64.3 million and $49.5 million as of June 30, 2011 and December 31, 2010. The FHLBNY includes member reserve balances in Other liabilities in the Statements of Condition.

Note 4. Held-to-Maturity Securities.
Major Security Types
The amortized cost basis, the gross unrecognized holding gains and losses1, the fair values of held-to-maturity securities, and OTTI recognized in AOCI were as follows (in thousands):

	June 30, 2011
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$750,813	$—	$750,813	$49,714	$—	$800,527
Freddie Mac	213,963	—	213,963	13,774	—	227,737

Total pools of mortgages	964,776	—	964,776	63,488	—	1,028,264

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,823,668	—	1,823,668	42,611	—	1,866,279
Freddie Mac	2,537,287	—	2,537,287	70,977	—	2,608,264
Ginnie Mae	101,403	—	101,403	738	—	102,141

Total CMOs/REMICs	4,462,358	—	4,462,358	114,326	—	4,576,684

Commercial Mortgage-Backed Securities
Fannie Mae	100,469	—	100,469	—	(1,240)	99,229
Freddie Mac	1,300,847	—	1,300,847	16,770	(5,401)	1,312,216
Ginnie Mae	39,428	—	39,428	1,348	—	40,776

Total commercial mortgage-backed securities	1,440,744	—	1,440,744	18,118	(6,641)	1,452,221

Non-GSE MBS
CMOs/REMICs	232,119	(1,846)	230,273	4,486	(1,182)	233,577
Commercial MBS	—	—	—	—	—	—

Total non-federal-agency MBS	232,119	(1,846)	230,273	4,486	(1,182)	233,577

Asset-Backed Securities
Manufactured housing (insured)	165,162	—	165,162	—	(8,408)	156,754
Home equity loans (insured)	244,688	(61,816)	182,872	34,592	(4,971)	212,493
Home equity loans (uninsured)	169,633	(22,538)	147,095	16,131	(18,022)	145,204

Total asset-backed securities	579,483	(84,354)	495,129	50,723	(31,401)	514,451

Total MBS	$7,679,480	$(86,200)	$7,593,280	$251,141	$(39,224)	$7,805,197

Other
State and local housing finance agency obligations	$806,379	$—	$806,379	$1,620	$(68,249)	$739,750

Total other	$806,379	$—	$806,379	$1,620	$(68,249)	$739,750

Total Held-to-maturity securities	$8,485,859	$(86,200)	$8,399,659	$252,761	$(107,473)	$8,544,947

	December 31, 2010
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$857,387	$—	$857,387	$48,712	$—	$906,099
Freddie Mac	244,041	—	244,041	13,316	—	257,357

Total pools of mortgages	1,101,428	—	1,101,428	62,028	—	1,163,456

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,637,261	—	1,637,261	52,935	—	1,690,196
Freddie Mac	2,790,103	—	2,790,103	92,746	—	2,882,849
Ginnie Mae	116,126	—	116,126	936	—	117,062

Total CMOs/REMICs	4,543,490	—	4,543,490	146,617	—	4,690,107

Commercial Mortgage-Backed Securities
Fannie Mae	100,492	—	100,492	—	(2,516)	97,976
Freddie Mac	375,901	—	375,901	1,031	(5,315)	371,617
Ginnie Mae	48,747	—	48,747	1,857	—	50,604

Total commercial mortgage-backed securities	525,140	—	525,140	2,888	(7,831)	520,197

Non-GSE MBS
CMOs/REMICs	294,686	(2,209)	292,477	6,228	(916)	297,789
Commercial MBS	—	—	—	—	—	—

Total non-federal-agency MBS	294,686	(2,209)	292,477	6,228	(916)	297,789

Asset-Backed Securities
Manufactured housing (insured)	176,592	—	176,592	—	(21,437)	155,155
Home equity loans (insured)	257,889	(66,252)	191,637	35,550	(4,316)	222,871
Home equity loans (uninsured)	184,284	(24,465)	159,819	17,780	(21,478)	156,121

Total asset-backed securities	618,765	(90,717)	528,048	53,330	(47,231)	534,147

Total MBS	$7,083,509	$(92,926)	$6,990,583	$271,091	$(55,978)	$7,205,696

Other
State and local housing finance agency obligations	$770,609	$—	$770,609	$1,434	$(79,439)	$692,604

Total other	$770,609	$—	$770,609	$1,434	$(79,439)	$692,604

Total Held-to-maturity securities	$7,854,118	$(92,926)	$7,761,192	$272,525	$(135,417)	$7,898,300

[1]	Unrecognized gross holding gains and losses represent the difference between carrying value and fair value of a held-to-maturity security. At June 30, 2011 and December 31, 2010, the FHLBNY had pledged MBS with an amortized cost basis of $2.3 million and $2.7 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

Unrealized losses
The following tables summarize held-to-maturity securities with fair values below their amortized cost basis. The fair values and gross unrealized holding losses1 are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position as follows (in thousands):

	June 30, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$321,946	$(68,249)	$321,946	$(68,249)

Total Non-MBS	—	—	321,946	(68,249)	321,946	(68,249)

MBS Investment Securities
MBS-GSE
Fannie Mae-CMBS	99,229	(1,240)	—	—	99,229	(1,240)
Freddie Mac-CMBS	691,337	(5,401)	—	—	691,337	(5,401)

Total MBS-GSE	790,566	(6,641)	—	—	790,566	(6,641)

MBS-Private-Label-CMOs	23,195	(201)	563,902	(68,021)	587,097	(68,222)

Total MBS	813,761	(6,842)	563,902	(68,021)	1,377,663	(74,863)

Total	$813,761	$(6,842)	$885,848	$(136,270)	$1,699,609	$(143,112)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$20,945	$(1,270)	$309,476	$(78,169)	$330,421	$(79,439)

Total Non-MBS	20,945	(1,270)	309,476	(78,169)	330,421	(79,439)

MBS Investment Securities
MBS-GSE
Fannie Mae-CMBS	97,976	(2,516)	—	—	97,976	(2,516)
Freddie Mac-CMBS	196,658	(5,315)	—	—	196,658	(5,315)

Total MBS-GSE	294,634	(7,831)	—	—	294,634	(7,831)

MBS-Private-Label-CMOs	5,017	(19)	593,667	(87,302)	598,684	(87,321)

Total MBS	299,651	(7,850)	593,667	(87,302)	893,318	(95,152)

Total	$320,596	$(9,120)	$903,143	$(165,471)	$1,223,739	$(174,591)

[1]	Unrealized holding losses represent the difference between amortized cost and fair value of a security. The baseline measure of unrealized holding losses is amortized cost, which is not adjusted for non-credit OTTI. Unrealized holding losses will not equal gross unrecognized losses, which are adjusted for non-credit OTTI.
Redemption terms
The amortized cost and estimated fair value of held-to-maturity securities, by contractual maturity, were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
State and local housing finance agency obligations
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	4,915	4,982	6,415	6,467
Due after five years through ten years	60,630	60,662	61,945	60,667
Due after ten years	740,834	674,106	702,249	625,470

State and local housing finance agency obligations	806,379	739,750	770,609	692,604

Mortgage-backed securities
Due in one year or less	—	—	—	—
Due after one year through five years	1,324	1,347	1,730	1,768
Due after five years through ten years	2,085,840	2,125,511	1,324,480	1,351,936
Due after ten years	5,592,316	5,678,339	5,757,299	5,851,992

Mortgage-backed securities	7,679,480	7,805,197	7,083,509	7,205,696

Total Held-to-maturity securities	$8,485,859	$8,544,947	$7,854,118	$7,898,300

Interest rate payment terms
The following table summarizes interest rate payment terms of long-term securities classified as held-to-maturity (in thousands):

	June 30, 2011		December 31, 2010
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO

Fixed	$3,350,338	$3,347,147	$3,064,470	$3,060,797

Floating	2,635,184	2,635,184	2,105,272	2,105,272

CMO Total	5,985,522	5,982,331	5,169,742	5,166,069

Pass Thru

Fixed	1,556,948	1,475,099	1,830,665	1,742,633

Floating	137,010	135,850	83,102	81,881

Pass Thru Total	1,693,958	1,610,949	1,913,767	1,824,514

Total MBS	7,679,480	7,593,280	7,083,509	6,990,583

State and local housing finance agency obligations
Fixed	113,354	113,354	135,344	135,344
Floating	693,025	693,025	635,265	635,265

	806,379	806,379	770,609	770,609

Total Held-to-maturity securities	$8,485,859	$8,399,659	$7,854,118	$7,761,192

Impairment analysis of GSE-issued and private label mortgage-backed securities
Summarized below are the FHLBNY’s OTTI assessment methodologies and have not changed from those reported and discussed in the audited financial statements included in the FHLBNY’s most recent Form 10-K filed on March 25, 2011.
The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and government agencies by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities. Based on the Bank’s analysis, GSE and agency-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE- and agency-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. Management evaluates its investments in private-label MBS (“PLMBS”) for OTTI on a quarterly basis by performing cash flow tests of 100 percent of securities. The credit-related OTTI is recognized in earnings. The non-credit portion of OTTI, which represents fair value losses of OTTI securities, is recognized in AOCI.
OTTI — Cash flow assessments identified credit impairment as reported in the following tables (in thousands). Certain securities had been previously determined to be OTTI, and the additional impairment (or re-impairment) was due to further deterioration in the credit performance metrics of the securities.

							Three months ended		Six months ended
	Three months ended June 30, 2011						June 30, 2011		June 30, 2011
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI		OTTI
Security		Fair		Fair		Fair	Credit	Non-credit	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss[1]	Loss	Loss[1]
HEL Subprime*	$19,298	$10,900	$—	$—	$—	$—	$(140)	$(26)	$(510)	$344

Total	$19,298	$10,900	$—	$—	$—	$—	$(140)	$(26)	$(510)	$344

							Twelve months ended
	Year ended December 31, 2010						December 31, 2010
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI
Security		Fair		Fair		Fair	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss[1]
RMBS-Prime	$—	$—	$—	$—	$58,269	$55,631	$(176)	$(303)
HEL Subprime*	31,256	17,090	173,220	129,804	70,747	62,300	(8,146)	3,573

Total	$31,256	$17,090	$173,220	$129,804	$129,016	$117,931	$(8,322)	$3,270

					Three months ended		Six months ended
	Three months ended June 30, 2010				June 30, 2010		June 30, 2010
	Insurer MBIA		Insurer Ambac		OTTI		OTTI
Security		Fair		Fair	Credit	Non-credit	Credit	Non-credit
Classification	UPB	Value	UPB	Value	Loss	Loss[1]	Loss	Loss[1]
HEL Subprime*	$20,976	$9,044	$37,456	$22,564	$(1,270)	$1,068	$(4,670)	$595

Total	$20,976	$9,044	$37,456	$22,564	$(1,270)	$1,068	$(4,670)	$595

[1]	The credit-related OTTI is recognized in earnings. The noncredit portion of OTTI, which represents fair value losses of OTTI securities (excluding the amount of credit loss), is recognized in AOCI. Positive noncredit loss represents the net amount of noncredit loss reclassified from AOCI to increase the carrying value of securities previously deemed OTTI.

*	HEL Subprime securities are supported by home equity loans.

The Bank believes no OTTI exists for the remaining investments. The Bank’s conclusion is based upon multiple factors: bond issuers’ continued satisfaction of their obligations under the contractual terms of the securities; the estimated performance of the underlying collateral; and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at June 30, 2011, and has also concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.
The following table provides rollforward information about the credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$29,508	$24,216	$29,138	$20,816
Additions to the credit component for OTTI loss not previously recognized	25	—	25	—
Additional credit losses for which an OTTI charge was previously recognized	115	1,270	485	4,670
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	—	—	—	—

Ending balance	$29,648	$25,486	$29,648	$25,486

Key Base Assumptions
The table below summarizes the weighted average and range of Key Base Assumptions for all private-label MBS at June 30, 2011, including those deemed OTTI:

	Key Base Assumption — All PLMBS at June 30, 2011
	CDR (a)		CPR (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average
RMBS Prime	1.0-2.6	1.4	9.0-44.9	25.8	30.0-73.5	38.5
Alt-A	1.0-3.2	1.8	2.0-16.5	5.4	30.0-42.1	34.5
HEL Subprime	1.0-10.4	3.7	2.0-16.0	3.6	30.0-100.0	70.8

(a)	Conditional Default Rate (CDR): 1— ((1-MDR)^12) where, MDR is defined as the “Monthly Default Rate (MDR)” = (Beginning Principal Balance of Liquidated Loans)/(Total Beginning Principal Balance).

(b)	Conditional Prepayment Rate (CPR): 1— ((1-SMM)^12) where, SMM is defined as the “Single Monthly Mortality (SMM)” = (Voluntary partial and full prepayments + repurchases + Liquidated Balances)/(Beginning Principal Balance — Scheduled Principal). Voluntary prepayment excludes the liquidated balances mentioned above.

(c)	Loss Severity (Principal and interest in the current period) = Sum (Total Realized Loss Amount)/Sum (Beginning Principal and interest Balance of Liquidated Loans).
If the present value of cash flows expected to be collected (discounted at the security’s initial effective yield) is less than the amortized cost basis of the security, other-than-temporary impairment is considered to have occurred because the entire amortized cost basis of the security will not be recovered. The Bank considers whether or not it will recover the entire amortized cost of the security by comparing the present value of the cash flows expected to be collected from the security (discounted at the security’s initial effective yield) with the amortized cost basis of the security.
Note 5. Available-for-Sale Securities.
Major Security types — The unamortized cost, gross unrealized gains, losses, and the fair value 1 of investments 2 classified as available-for-sale were as follows (in thousands):

	June 30, 2011
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value
Cash equivalents	$144	$—	$—	$—	$144
Equity funds	6,474	—	315	(440)	6,349
Fixed income funds	3,305	—	255	—	3,560
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	3,459,616	—	20,667	(2,184)	3,478,099
CMBS-Floating	49,831	—	—	—	49,831

Total	$3,519,370	$—	$21,237	$(2,624)	$3,537,983

	December 31, 2010
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value
Cash equivalents	$120	$—	$—	$—	$120
Equity funds	6,715	—	182	(651)	6,246
Fixed income funds	3,374	—	207	—	3,581
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	3,906,932	—	26,588	(3,157)	3,930,363
CMBS-Floating	49,976	—	—	(204)	49,772

Total	$3,967,117	$—	$26,977	$(4,012)	$3,990,082

[1]	The carrying value of Available-for-sale securities equals fair value. No available-for-sale securities had been pledged at June 30, 2011 and December 31, 2010.

[2]	The Bank has a grantor trust to fund current and future payments for its employee supplemental pension plans and investment in the trusts are classified as available-for-sale. The grantor trust invests in money market, equity and fixed-income and bond funds. Investments in equity and fixed-income funds are redeemable at short notice, and realized gains and losses from investments in the funds were not significant.

Unrealized Losses — MBS classified as available-for-sale securities (in thousands):

	June 30, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-Other US Obligations
Ginnie Mae-CMOs	$69,731	$(85)	$—	$—	$69,731	$(85)
MBS-GSE
Fannie Mae-CMOs	371,632	(783)	—	—	371,632	(783)
Fannie Mae-CMBS	—	—	—	—	—	—
Freddie Mac-CMOs	360,646	(1,316)	—	—	360,646	(1,316)

Total MBS-GSE	732,278	(2,099)	—	—	732,278	(2,099)

Total Temporarily Impaired	$802,009	$(2,184)	$—	$—	$802,009	$(2,184)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-Other US Obligations
Ginnie Mae-CMOs	$71,922	$(192)	$—	$—	$71,922	$(192)
MBS-GSE
Fannie Mae-CMOs	374,535	(1,267)	—	—	374,535	(1,267)
Fannie Mae-CMBS	49,772	(204)	—	—	49,772	(204)
Freddie Mac-CMOs	368,652	(1,698)	—	—	368,652	(1,698)

Total MBS-GSE	792,959	(3,169)	—	—	792,959	(3,169)

Total Temporarily Impaired	$864,881	$(3,361)	$—	$—	$864,881	$(3,361)

Management of the FHLBNY has concluded that gross unrealized losses at June 30, 2011 and December 31, 2010, as summarized in the tables above, were caused by interest rate changes, credit spreads widening and reduced liquidity in the applicable markets. The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis above represent temporary impairment.
Impairment analysis on Available-for-sale securities — The Bank’s portfolio of mortgage-backed securities classified as available-for-sale (“AFS”) is comprised primarily of GSE-issued collateralized mortgage obligations which are “pass through” securities. The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities. Based on the Bank’s analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements, and guarantees that exist to protect the investments. Management has not made a decision to sell such securities at June 30, 2011 or subsequently. Management also concluded that it is likely that it will not be required to sell such securities before recovery of the amortized cost basis of the security. The FHLBNY believes that these securities were not other-than-temporarily impaired as of June 30, 2011 or at December 31, 2010.
Redemption terms
The amortized cost and estimated fair value1 of investments classified as available-for-sale, by contractual maturity, were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities
GSE/U.S. agency issued CMO
Due after ten years	$3,459,616	$3,478,099	$3,906,932	$3,930,363
GSE/U.S. agency issued CMBS
Due after five years through ten years	49,831	49,831	49,976	49,772
Fixed income funds, equity funds and cash equivalents*	9,923	10,053	10,209	9,947

Total	$3,519,370	$3,537,983	$3,967,117	$3,990,082

*	Determined to be redeemable at anytime.

[1]	The carrying value of Available-for-sale securities equals fair value.

Interest rate payment terms
The following table summarizes interest rate payment terms of investments classified as available-for-sale securities (in thousands):

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Mortgage pass-throughs-GSE/U.S. agency issued
Variable-rate*	$3,459,616	$3,478,099	$3,906,932	$3,930,363
Variable-rate CMBS*	49,831	49,831	49,976	49,772

	3,509,447	3,527,930	3,956,908	3,980,135

Fixed income funds, equity funds and cash equivalents	9,923	10,053	10,209	9,947

Total	$3,519,370	$3,537,983	$3,967,117	$3,990,082

*	LIBOR Indexed
Note 6. Advances.
Redemption terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	June 30, 2011			December 31, 2010
		Weighted[2]			Weighted[2]
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$3	1.06%	—%	$196	1.15%	—
Due in one year or less	17,283,935	1.68	24.31	16,872,651	1.77	21.94
Due after one year through two years	9,488,292	2.60	13.34	9,488,116	2.81	12.33
Due after two years through three years	6,916,800	2.38	9.73	7,221,496	2.94	9.39
Due after three years through four years	3,871,556	2.59	5.44	5,004,502	2.69	6.50
Due after four years through five years	10,982,510	3.45	15.44	6,832,709	2.93	8.88
Due after five years through six years	11,711,476	4.33	16.47	9,590,448	4.32	12.46
Thereafter	10,856,853	3.25	15.27	21,929,421	3.68	28.50

Total par value	71,111,425	2.87%	100.00%	76,939,539	3.03%	100.00

Discount on AHP advances [1]	(29)			(42)
Hedging adjustments	3,679,757			4,260,839

Total	$74,791,153			$81,200,336

[1]	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Interest rates on AHP advances ranged from 1.25% to 3.50% at June 30, 2011 and at December 31, 2010

[2]	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
Monitoring and evaluating credit losses — Advances
Summarized below are the FHLBNY’s assessment methodologies for evaluating credit losses on advances. These methodologies have not changed from those reported and discussed in the audited financial statements included in the FHLBNY’s most recent Form 10-K, filed on March 25, 2011.
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
Credit Risk. The management of the Bank has policies and procedures in place to appropriately manage credit risk. There were no past due advances and all advances were current for all periods in this report. Management does not anticipate any credit losses, and accordingly, the Bank has not provided an allowance for credit losses on advances. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and insurance companies.
Concentration of advances outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 19, Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all of these institutions and it does not expect to incur any credit losses.

Collateral Coverage of Advances
Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances. As of June 30, 2011 and December 31, 2010, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances (a). Based upon the financial condition of the member, the FHLBNY:
(1)	Allows a member to retain possession of the mortgage collateral assigned to the FHLBNY if the member executes a written security agreement and agrees to hold such collateral for the benefit of the FHLBNY; however securities and cash collateral are always in physical possession; or

(2)	Requires the member specifically to assign or place physical possession of such mortgage collateral with the FHLBNY or its safekeeping agent.
Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member to the FHLBNY priority over the claims or rights of any other party. The two exceptions are claims that would be entitled to priority under otherwise applicable law or perfected security interests. All member obligations with the Bank were fully collateralized throughout their entire term. The total of collateral pledged to the Bank includes excess collateral pledged above the Bank’s minimum collateral requirements. However, a “Maximum Lendable Value” is established to ensure that the Bank has sufficient eligible collateral securing credit extensions. The Maximum Lendable Value ranges from 90 percent to 70 percent for mortgage collateral, and is applied to the lesser of book or market value. For securities, it ranges from 97 percent to 67 percent, and is applied to the market value. There are no Maximum Lendable Value ranges for deposit collateral pledged. It is common for members to maintain excess collateral positions with the Bank for future liquidity needs. Based on several factors (e.g. advance type, collateral type or member financial condition) members are required to comply with specified collateral requirements, including but not limited to a detailed listing of pledged mortgage collateral and/or delivery of pledged collateral to the Bank or its designated collateral custodian(s). All pledged securities collateral must be delivered to the Bank’s nominee name at Citibank, N.A., its securities safekeeping custodian. Mortgage collateral that is required to be in the Bank’s possession is typically delivered to the Bank’s Jersey City, New Jersey facility. However, in certain instances, delivery to a Bank approved custodian may be allowed. In both instances, the members provide periodic listings updating the information of the mortgage collateral in possession.
The following table summarizes pledged collateral in support of advances at June 30, 2011 and December 31, 2010 (in thousands):
Collateral Supporting Advances to Members

		Underlying Collateral for Advances
		Mortgage Loans	Securities and
	Advances (b)	(c)	Deposits (c)	Total (c)
June 30, 2011	$71,111,425	$136,789,766	$38,959,173	$175,748,939

December 31, 2010	$76,939,539	$99,348,492	$42,461,442	$141,809,934

(a)	The level of over-collateralization is on an aggregate basis and may not necessarily be indicative of a similar level of over-collateralization on an individual member basis. At a minimum, each member pledged sufficient collateral to adequately secure the member’s outstanding obligation with the FHLBNY. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs.

(b)	Par value.

(c)	Estimated market value.
The following table summarizes pledged collateral in support of other member obligations (other than advances) at June 30, 2011 and December 31, 2010 (in thousands):

		Underlying Collateral for Other Obligations
	Other		Securities and
	Obligations[1]	Mortgage Loans[2]	Deposits[2]	Total [2]
June 30, 2011	$2,310,227	$8,207,119	$648,193	$8,855,312

December 31, 2010	$2,057,501	$5,772,835	$213,620	$5,986,455

Note[1]	Standby financial letters of credit, derivatives and members’ credit enhancement guarantee amount (“MPFCE”)

Note[2]	Estimated market value
The following table shows the breakdown of collateral pledged by members between those that were specifically listed and those in the physical possession or that of its safekeeping agent (in thousands):
Location of Collateral Held

	Estimated Market Values
	Collateral in	Collateral
	Physical	Specifically	Collateral	Total Collateral
	Possession	Listed	Pledged for AHP	Received
June 30, 2011	$45,084,351	$139,592,040	$(72,140)	$184,604,251

December 31, 2010	$48,604,470	$99,289,202	$(97,283)	$147,796,389

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
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2011		December 31, 2010
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Real Estate*:
Fixed medium-term single-family mortgages	$332,717	25.71%	$342,081	27.05%
Fixed long-term single-family mortgages	961,117	74.27	918,741	72.65
Multi-family mortgages	269	0.02	3,799	0.30

Total par value	1,294,103	100.00%	1,264,621	100.00%

Unamortized premiums	12,353		11,333
Unamortized discounts	(4,052)		(4,357)
Basis adjustment [1]	196		(33)

Total mortgage loans held-for-portfolio	1,302,600		1,271,564
Allowance for credit losses	(6,349)		(5,760)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,296,251		$1,265,804

[1]	Represents fair value basis of open and closed delivery commitments.

*	Conventional mortgages constituted the majority of mortgage loans held-for-portfolio.
Acquisitions were not significant and no loans were transferred to the “loan-for-sale” category. From time to time, the Bank may request a PFI to repurchase loans if the loan failed to comply with the MPF loan standards and these have been insignificant in all periods in this report.
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 basis points but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (“FLA”), was estimated as $12.7 million and $12.0 million at June 30, 2011 and December 31, 2010. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued were $0.3 million and $0.7 million for the three and six months ended June 30, 2011, $0.4 million and $0.7 million in the same periods in 2010 and reported as a reduction to mortgage loan interest income. The amount of charge-offs and recoveries from PFIs in each period reported was insignificant.
Allowance methodology for loan losses.
Summarized below are the FHLBNY’s assessment methodologies for evaluating credit losses on mortgage loans. These methodologies have not changed from those reported and discussed in the audited financial statements included in the FHLBNY’s most recent Form 10-K filed on March 25, 2011.
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
When a loan is foreclosed and the Bank takes possession of real estate, the Bank will charge any excess carrying value over the net realizable value of the foreclosed loan to the loan loss reserve account.
FHA- and VA-insured mortgage loans have minimal inherent credit risk. Risk of such loans generally arises from servicers defaulting on their obligations. If adversely classified, the FHLBNY will have reserves established only in the event of a default of a PFI, and reserves would be based on the estimated costs to recover any uninsured portion of the MPF loan.
Classes of the MPF loan portfolio would be subject to disaggregation to the extent that it is needed to understand the exposure to credit risk arising from these loans. The FHLBNY has determined that no further disaggregation of portfolio segments is needed, other than the methodology discussed above. The FHLBNY does not evaluate conventional MPF loans collectively. Only FHA- and VA-insured MPF loans are evaluated collectively.
Allowance for loan losses have been recorded against the uninsured MPF loans. All other types of mortgage loans were insignificant and no allowances were necessary.

Allowance for loan losses
The following provides a roll-forward analysis of the allowance for credit losses 2 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Allowance for credit losses:
Beginning balance	$6,969	$5,179	$5,760	$4,498
Charge-offs	(1,091)	—	(1,706)	(34)
Recoveries	42	17	93	22
Provision for credit losses on mortgage loans	429	196	2,202	906

Ending balance	$6,349	$5,392	$6,349	$5,392

Ending balance, individually evaluated for impairment	$6,349		$6,349

Recorded investment, end of period:
Individually evaluated for impairment — Total impaired loans	$25,372		$25,372

Collectively evaluated for impairment[1]	$8,422		$8,422

[1]	All government-guaranteed loans are collectively evaluated for impairment.

[2]	The Bank assesses impairment on a loan level basis for conventional loans.
Non-performing loans
Non-accrual loans are reported in the table below. Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements. As of June 30, 2011 and December 31, 2010, the FHLBNY had no investment in impaired mortgage loans, other than the non-accrual loans.
The following table contrasts Non-performing loans and 90 day past due loans1 to total mortgage (in thousands):

	June 30, 2011	December 31, 2010
Mortgage loans, net of provisions for credit losses	$1,296,251	$1,265,804

Non-performing mortgage loans	$25,359	$26,781

Insured MPF loans past due 90 days or more and still accruing interest	$361	$574

[1]	Includes loans classified as sub-standard, doubtful or loss under regulatory criteria.
The following table summarizes the recorded investment, the unpaid principal balance and related allowance for impaired loans (individually assessed for impairment), and the average recorded investment of impaired loans 1 & 2 (in thousands):

				Three months ended		Six months ended
	June 30, 2011			June 30, 2011		June 30, 2011
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized[2]	Investment	Recognized[2]
With no related allowance:
Conventional MPF Loans[1]	$4,202	$4,184	$—	$4,108	$—	$4,353	$—

	$4,202	$4,184	$—	$4,108	$—	$4,353	$—

With an allowance:
Conventional MPF Loans[1]	$21,170	$21,175	$6,349	$20,860	$—	$21,860	$—

	$21,170	$21,175	$6,349	$20,860	$—	$21,860	$—

Total Conventional MPF Loans[1]	$25,372	$25,359	$6,349	$24,968	$—	$26,213	$—

	Year ended December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized[2]
With no related allowance:
Conventional MPF Loans[1]	$5,876	$5,856	$—	$4,867	$—

	$5,876	$5,856	$—	$4,867	$—

With an allowance:
Conventional MPF Loans[1]	$20,909	$20,925	$5,760	$18,402	$—

	$20,909	$20,925	$5,760	$18,402	$—

Total Conventional MPF Loans[1]	$26,785	$26,781	$5,760	$23,269	$—

[1]	Based on analysis of the nature of risks of the Bank’s investments in MPF loans, including its methodologies for identifying and measuring impairment, the management of the FHLBNY has determined that presenting such loans as a single class is appropriate.

[2]	Insured loans were not considered impaired. The Bank does not record interest received to income from uninsured loans past due 90-days or greater.

Mortgage loans — Interest on Non-performing loans
The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest contractually due [1]	$377	$327	$742	$637
Interest actually received	347	302	684	587

Shortfall	$30	$25	$58	$50

[1]	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.
Recorded investments 1 in MPF loans that were past due loans and real-estate owned are summarized below (in thousands):

	June 30, 2011			December 31, 2010
	Conventional	Insured	Other	Conventional	Insured	Other
Mortgage loans:	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Past due 30 - 59 days	$20,248	$644	$—	$19,651	$768	$—
Past due 60 - 89 days	6,018	68	—	6,437	207	—
Past due 90 days or more	25,372	364	—	26,785	577	—

Total past due	51,638	$1,076	—	52,873	1,552	—

Total current loans	1,247,654	7,346	270	1,214,725	4,119	3,799

Total mortgage loans	$1,299,292	$8,422	$270	$1,267,598	$5,671	$3,799

Other delinquency statistics:
Loans in process of foreclosure, included above	$17,246	$223	$—	$14,615	$284	$—

Serious delinquency rate	1.98%	4.32%	—%	2.14%	10.11%	—%

Serious delinquent loans total used in calculation of serious delinquency rate	$25,767	$364	$—	$27,112	$573	$—

Past due 90 days or more and still accruing interest	$—	$364	$—	$—	$573	$—

Loans on non-accrual status	$25,372	$—	$—	$26,785	$—	$—

Troubled debt restructurings	$367	$—	$—	$—	$—	$—

Real estate owned	$344			$600

[1]	Recorded investments include accrued interest receivable and would not equal reported carrying values.

Certain comparative data were reclassified to conform to the presentation adopted as of June 30, 2011.
Note 8. Deposits.
The FHLBNY accepts demand, overnight and term deposits from its members. A member that services mortgage loans may deposit in the FHLBNY funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.
The following table summarizes term deposits (in thousands):

	June 30, 2011	December 31, 2010
Due in one year or less	$39,000	$42,700

Total term deposits	$39,000	$42,700

Note 9. Borrowings.
Securities sold under agreements to repurchase
The FHLBNY had no securities sold under agreement to repurchase as of June 30, 2011 and December 31, 2010. Terms, amounts and outstanding balances of borrowings from other FHLBanks are described under Note 18 — Related Party Transactions.
Note 10. Consolidated Obligations.
Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ fiscal agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. In connection with each debt issuance, each FHLBank specifies the type, term and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the FHLBNY separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Federal Housing Finance Agency (Finance Agency), and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.

Finance Agency regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. The FHLBNY met the qualifying unpledged asset requirements as follows:

	June 30, 2011	December 31, 2010
Percentage of unpledged qualifying assets to consolidated obligations	109%	110%

The following summarizes consolidated obligations issued by the FHLBNY and outstanding at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Consolidated obligation bonds-amortized cost	$62,135,810	$71,114,070
Fair value basis adjustments	672,001	622,593
Fair value basis on terminated hedges	593	501
FVO (a)-valuation adjustments and accrued interest	7,247	5,463

Total Consolidated obligation-bonds	$62,815,651	$71,742,627

Discount notes-amortized cost	$27,012,552	$19,388,317
FVO (a)-valuation adjustments and remaining accretion	459	3,135

Total Consolidated obligation-discount notes	$27,013,011	$19,391,452

Redemption Terms of consolidated obligation bonds
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2011			December 31, 2010
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate [1]	of Total	Amount	Rate [1]	of Total
One year or less	$31,936,145	0.77%	51.51%	$33,302,200	0.91%	46.91%
Over one year through two years	9,761,130	1.82	15.74	17,037,375	1.12	24.00
Over two years through three years	8,893,550	2.10	14.35	9,529,950	2.21	13.43
Over three years through four years	3,832,405	2.46	6.18	3,689,355	2.82	5.20
Over four years through five years	3,666,125	2.07	5.91	4,001,400	2.36	5.64
Over five years through six years	577,700	2.07	0.94	462,500	3.34	0.65
Thereafter	3,329,465	3.85	5.37	2,959,200	4.04	4.17

	61,996,520	1.48%	100.00%	70,981,980	1.46%	100.00%

Bond premiums	170,248			163,830
Bond discounts	(30,958)			(31,740)
Fair value basis adjustments	672,001			622,593
Fair value basis adjustments on terminated hedges	593			501
FVO (a)-valuation adjustments and accrued interest	7,247			5,463

	$62,815,651			$71,742,627

(a)	Accounted under the Fair Value Option rules.

[1]	Weighted average rate represents the weighted average coupons of bonds, unadjusted for swaps. The weighted average coupon of bonds outstanding at June 30, 2011 and December 31, 2010 represent contractual coupons payable to investors.
Amortization of bond premiums and discounts resulted in net reduction of interest expense of $13.5 million and $26.2 million for the three and six months ended June 30, 2011, and $7.2 million and $14.4 million for the same periods in 2010. Amortization of basis adjustments from terminated hedges were $1.0 million and $2.0 million, and were recorded as an expense for the three and six months ended June 30, 2011, and $1.6 million and $3.2 million for the same periods in 2010.
In the three months ended June 30, 2011 and the same period in 2010, the Bank transferred and retired $26.2 million and $250.0 million of consolidated obligation bonds, resulting in a charge to Net income of $3.4 million and a gain of $44.4 thousand. In the six months ended June 30, 2011 and the same period in 2010, the Bank transferred and retired $504.7 million and $250.0 million of consolidated obligation bonds, resulting in a charge to Net income of $55.2 million and a gain of $44.4 thousand. The transfers and retirements were at negotiated market rates.

Discount Notes
Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding consolidated discount notes were as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
Par value	$27,015,724	$19,394,503

Amortized cost	$27,012,552	$19,388,317
Fair value option valuation adjustments	459	3,135

Total	$27,013,011	$19,391,452

Weighted average interest rate	0.06%	0.16%

Note 11. Capital Stock and Mandatorily Redeemable Capital Stock.
The FHLBanks, including the FHLBNY, have a cooperative structure. To access FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY.
The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, Class B1 and Class B2. Class B1 stock is issued to meet membership stock purchase requirements. Class B2 stock is issued to meet activity-based requirements. The FHLBNY requires member institutions to maintain Class B1 stock based on a percentage of the member’s mortgage-related assets and Class B2 stock-based on a percentage of advances and acquired member assets outstanding with the FHLBank and certain commitments outstanding with the FHLBank. Class B1 and Class B2 stockholders have the same voting rights and dividend rates. Members can redeem Class B stock by giving five years notice. The Bank’s capital plan does not provide for the issuance of Class A capital stock.
The FHLBNY is subject to risk-based capital rules. Specifically, the FHLBNY is subject to three capital requirements under its capital plan. First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, its market risk, and operations risk capital requirements calculated in accordance with the FHLBNY policy, rules and regulations of the Finance Agency. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Agency may require the FHLBNY to maintain an amount of permanent capital greater than what is required by the risk-based capital requirements. In addition, the FHLBNY is required to maintain at least a 4.0% total capital-to-asset ratio and at least a 5.0% leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 time divided by total assets. The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods presented. The FHLBNY met the “adequately capitalized” classification, which is the highest rating, under the capital rule. However, the Finance Agency has discretion to reclassify an FHLBank and to modify or add to the corrective action requirements for a particular capital classification.
Risk-based capital — The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	June 30, 2011		December 31, 2010
	Required[4]	Actual	Required[4]	Actual
Regulatory capital requirements:
Risk-based capital1, (a)	$478,830	$5,437,048	$538,917	$5,304,272
Total capital-to-asset ratio	4.00%	5.54%	4.00%	5.30%
Total capital[2]	$3,933,690	$5,443,397	$4,008,483	$5,310,032
Leverage ratio	5.00%	8.30%	5.00%	7.95%
Leverage capital[3]	$4,917,113	$8,161,921	$5,010,604	$7,962,168

[1]	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the

Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

[2]	Required “Total capital” is 4.0% of total assets. Actual “Total capital” is Actual “Risk-based capital” plus allowance for credit losses. Does not include reserves for the Lehman Brothers receivable which is a specific reserve.

[3]	Actual “Leverage capital” is Actual “Risk-based capital” times 1.5 plus allowance for loan losses.

[4]	Required minimum.

(a)	Under regulatory guidelines issued by the Federal Housing Finance Agency (“FHFA”), the Bank’s regulator, concurrently with the rating action on August 8, 2011 by S&P lowering the rating of long-term securities issued by the U.S. government, federal agencies, and other entities, including Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, from AAA to AA+. With regard to this action, consistent with guidance provided by the banking regulators with respect to capital rules, the FHFA provides the following guidance for the Federal Home Loan Banks: the risk weights for Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities do not change for purposes of calculating risk-based capital.

Mandatorily redeemable capital stock
Generally, the FHLBNY’s capital stock is redeemable at the option of either the member or the FHLBNY subject to certain conditions, including the provisions under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.
In accordance with the accounting guidance for certain financial instruments with characteristics of both liabilities and equity, the FHLBNY generally reclassifies the stock subject to redemption from equity to a liability once a member irrevocably exercises a written redemption right, gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Under such circumstances, the member shares will then meet the definition of a mandatorily redeemable financial instrument and are reclassified to a liability at fair value.
Anticipated redemptions 1 of mandatorily redeemable capital stock were as follows (in thousands):

	June 30, 2011	December 31, 2010
Redemption less than one year	$37,414	$27,875
Redemption from one year to less than three years	4,509	17,019
Redemption from three years to less than five years	8	2,035
Redemption after five years or greater	16,290	16,290

Total	$58,221	$63,219

[1]	Anticipated redemptions assume the Bank will follow its current practice of daily redemption of capital in excess of the amount required to support advances.
Voluntary and involuntary withdrawal and changes in membership — Changes in membership due to mergers were not significant in any periods in this report. When a member is acquired by a non-member, the FHLBNY reclassifies stock of the member to a liability on the day the member’s charter is dissolved. Under existing practice, the FHLBNY repurchases B2 capital stock held by former members if such stock is considered “excess” and is no longer required to support outstanding advances. B2 membership stock held by former members is reviewed and repurchased annually.
The following table provides withdrawals and changes in membership:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Voluntary Termination/Notices Pending and outstanding	1	1	1	1
Involuntary Termination*	—	3	1	5
Non-member due to merger	1	—	1	—

*	The board of directors of FHLBank may terminate the membership of any institution that: (1) fails to comply with any requirement of the FHLBank Act, any regulation adopted by the Finance Agency, or any requirement of the Bank’s capital plan; (2) becomes insolvent or otherwise subject to the appointment of a conservator, receiver, or other legal custodian under federal or state law; or (3) would jeopardize the safety or soundness of the FHLBank if it were to remain a member.
The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$59,126	$105,192	$63,219	$126,294
Capital stock subject to mandatory redemption reclassified from equity	3,250	28,856	3,349	30,266
Redemption of mandatorily redeemable capital stock [1]	(4,155)	(64,479)	(8,347)	(86,991)

Ending balance	$58,221	$69,569	$58,221	$69,569

Accrued interest payable	$659	$1,035	$659	$1,035

[1]	Redemption includes repayment of excess stock. (The annualized accrual rates were 4.50% for June 30, 2011 and 4.25% for June 30, 2010.)

Note 12. Total Comprehensive Income.
Total comprehensive income is comprised of Net income and AOCI, which includes unrealized gains and losses on available-for-sale securities, cash flow hedging activities, employee supplemental retirement plans and the non-credit portion of OTTI on HTM securities.
Changes in AOCI and total comprehensive income were as follows for the three and six months ended June 30, 2011 and the same periods in 2010 (in thousands):

		Non-credit	Reclassification			Accumulated
	Available-	OTTI on HTM	of Non-credit	Cash	Supplemental	Other		Total
	for-sale	Securities,	OTTI to	Flow	Retirement	Comprehensive	Net	Comprehensive
	Securities	Net of accretion	Net Income	Hedges	Plans	Income (Loss)	Income	Income
Balance, March 31, 2010	$11,521	$(111,199)	$4,587	$(20,551)	$(7,877)	$(123,519)

Net change	8,661	3,665	1,070	937	—	14,333	$56,665	$70,998

Balance, June 30, 2010	$20,182	$(107,534)	$5,657	$(19,614)	$(7,877)	$(109,186)

Balance, March 31, 2011	$14,979	$(98,275)	$9,004	$(11,468)	$(11,527)	$(97,287)

Net change	3,634	2,956	115	(9,355)	—	(2,650)	$53,311	$50,661

Balance, June 30, 2011	$18,613	$(95,319)	$9,119	$(20,823)	$(11,527)	$(99,937)

		Non-credit	Reclassification			Accumulated
	Available-	OTTI on HTM	of Non-credit	Cash	Supplemental	Other		Total
	for-sale	Securities,	OTTI to	Flow	Retirement	Comprehensive	Net	Comprehensive
	Securities	Net of accretion	Net Income	Hedges	Plans	Income (Loss)	Income	Income
Balance, December 31, 2009	$(3,409)	$(113,562)	$2,992	$(22,683)	$(7,877)	$(144,539)

Net change	23,591	6,028	2,665	3,069	—	35,353	$110,305	$145,658

Balance, June 30, 2010	$20,182	$(107,534)	$5,657	$(19,614)	$(7,877)	$(109,186)

Balance, December 31, 2010	$22,965	$(101,560)	$8,634	$(15,196)	$(11,527)	$(96,684)

Net change	(4,352)	6,241	485	(5,627)	—	(3,253)	$124,291	$121,038

Balance, June 30, 2011	$18,613	$(95,319)	$9,119	$(20,823)	$(11,527)	$(99,937)

Note 13. Earnings Per Share of Capital.
The following table sets forth the computation of earnings per share (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$53,311	$56,665	$124,291	$110,305

Net income available to stockholders	$53,311	$56,665	$124,291	$110,305

Weighted average shares of capital	43,663	48,153	44,195	49,257
Less: Mandatorily redeemable capital stock	(587)	(964)	(590)	(1,024)

Average number of shares of capital used to calculate earnings per share	43,076	47,189	43,605	48,233

Basic earnings per share	$1.24	$1.20	$2.85	$2.29

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

Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses1 for the three and six months ended June 30, 2011 and the same periods in 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Defined Benefit Plan	$2,525	$1,311	$28,992	$2,623
Benefit Equalization Plan (defined benefit)	695	570	1,390	1,140
Defined Contribution Plan	353	374	704	609
Postretirement Health Benefit Plan	284	281	569	562

Total retirement plan expenses	$3,857	$2,536	$31,655	$4,934

[1]	In March 2011, the FHLBNY contributed $24.0 million to its Defined Benefit Plan to eliminate a funding shortfall. Prior to the contribution the DB Plan’s adjusted funding target attainment percentage (“AFTAP”) was 79.9% (80%). The AFTAP equals DB Plan assets divided by plan liabilities. Under the Pension Protection Act of 2006 (“PPA”), if the AFTAP in any future year is less than 80%, then the DB Plan will be restricted in its ability to provided increased benefits and /or lump sum distributions. If the AFTAP in any future year is less than 60%, then benefit accruals will be frozen. The contribution to the DB Plan was charged to Net income for the three months ended March 31, 2011. Subsequent to the contribution, the AFTAP was about 96%.
Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$165	$163	$330	$326
Interest cost	323	279	646	558
Amortization of unrecognized prior service cost	(13)	(16)	(26)	(33)
Amortization of unrecognized net loss	220	144	440	289

Net periodic benefit cost	$695	$570	$1,390	$1,140

Key assumptions and other information for the actuarial calculations to determine current period’s benefit obligations for the BEP plan were as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
Discount rate *	5.35%	5.35%
Salary increases	5.50%	5.50%
Amortization period (years)	8	8
Benefits paid during the period	$(1,006) **	$(515)

*	The discount rate was based on the Citigroup Pension Liability Index at December 31, 2010 and adjusted for duration.

**	Forecast for the entire year.
Postretirement Health Benefit Plan
The FHLBNY has a postretirement health benefit plan for retirees called the Retiree Medical Benefit Plan. Employees over the age of 55 are eligible provided they have completed ten years of service after age 45. Components of the net periodic benefit cost for the postretirement health benefit plan were (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost (benefits attributed to service during the period)	$181	$156	$361	$313
Interest cost on accumulated postretirement health benefit obligation	220	229	441	458
Amortization of loss	66	79	133	157
Amortization of prior service cost/(credit)	(183)	(183)	(366)	(366)

Net periodic postretirement health benefit cost	$284	$281	$569	$562

The measurement date used to determine current period’s benefit obligation was December 31, 2010. Key assumptions and other information to determine current period’s obligation for the postretirement health benefit plan were as follows:

	June 30, 2011	December 31, 2010
Weighted average discount rate	5.35%	5.35%

Health care cost trend rates:
Assumed for next year	9.00%	9.00%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2016	2016
Post 65 Ultimate rate	6.00%	6.00%
Post 65 Year that ultimate rate is reached	2016	2016
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line
The discount rate was based on the Citigroup Pension Liability Index at December 31, 2010 and adjusted for duration.
Note 15. Derivatives and Hedging Activities.
General — The FHLBNY may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements to manage its exposure to changes in interest rates. The FHLBNY may also use callable swaps to potentially adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The FHLBNY uses derivatives in three ways: by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction that qualifies for hedge accounting treatment; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e., an “economic hedge”). A new cash flow hedging strategy was implemented in the first quarter of 2011 (as described below), and aside from the adoption of the new strategy, there were no significant changes to hedging activities from those described in detail in the audited financial statements included in the FHLBNY’s most recent Form 10-K, filed on March 25, 2011. The following is a summary of the more significant elements of the FHLBNY’s derivative and hedging activities.
Hedging Activities. The Bank documents all relationships between derivative hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to: (i) assets and liabilities on the balance sheet, (ii) firm commitments, or (iii) forecasted transactions. The Bank also formally assesses (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank typically uses regression analyses or other statistical analyses to assess the effectiveness of its hedges. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur in the originally expected period; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; (v) it determines that designating the derivative as a hedging instrument is no longer appropriate; or (vi) it decides to use the derivative to offset changes in the fair value of other derivatives or instruments carried at fair value.
Intermediation — As an additional service to its members, the Bank enters into offsetting interest rate exchange agreements, acting as an intermediary between exactly offsetting derivatives transactions with members and other counterparties. The offsetting derivatives used in intermediary activities do not receive hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank.
Recently adopted cash flow hedging strategy — In the first quarter of 2011, the Bank executed cash flow hedges of the rolling issuance of discount notes. In these hedges, the Bank enters into interest rate swap agreements with unrelated swap dealers and designates the swaps as hedges of the variable quarterly interest payments on the discount note borrowing program expected to be accomplished by a series of issuances of discount notes with 91-day terms over periods that are generally between 7-10 years. The FHLBNY will continue issuing new 91-day discount notes over the terms of the swap as each outstanding discount note matures. The interest on the FHLBank discount notes are expected to be highly correlated with 3-month LIBOR and will be determined each time the notes are issued. The interest rate swaps require a settlement every 91 days, and the variable rate, which is based on the 3-month LIBOR, is reset immediately following each payment. The swaps are expected to eliminate the risk of variability of cash flows for each forecasted discount note issuances every 91 days. The FHLBNY performs prospective hedge effectiveness analysis at inception of the hedges. The FHLBNY also performs an on-going retrospective hedge effectiveness analysis at least every quarter to also provide assurance that the hedges will remain highly effective. The fair values of the interest rate swaps are recorded in AOCI and ineffectiveness, if any, is measured using the “hypothetical derivative method” and recorded in earnings. The effective portion remains in AOCI. The Bank monitors the credit standing of the derivative counterparty each quarter.

Hedged Items
Consolidated Obligations — The FHLBNY manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflows on the derivative with the cash outflow on the consolidated obligation. The hedge transactions may be executed upon or after the issuance of consolidated obligations. When such transactions qualify for hedge accounting, they are treated as fair value hedges under the accounting standards for derivatives and hedging. The FHLBNY has also elected to use the FVO for certain consolidated obligation bonds and discount notes, and these were measured under the accounting standards for FVO at fair value. To mitigate the volatility resulting from changes in fair values of bonds and notes designated under the FVO, the Bank has also executed interest rate swaps as economic hedges of the bonds and notes.
Anticipated Debt Issuance — The Bank may enter into interest rate swaps for the anticipated issuances of fixed rate bonds to hedge the cost of funding. These hedges are designated and accounted for as cash flow hedges. The interest rate swap is terminated upon issuance of the fixed rate bond, with the effective portion of the realized gain or loss on the interest rate swap recorded in other comprehensive income. Realized gains and losses reported in AOCI are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed rate bonds.
Advances — The Bank offers a wide array of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. With a putable fixed-rate advance borrowed by a member, the FHLBNY may purchase from the member a put option that enables the FHLBNY to effectively convert an advance from fixed-rate to floating-rate by exercising the put option and terminating the advance at par on the pre-determined put exercise dates. Typically, the FHLBNY will exercise the option in a rising interest rate environment. The FHLBNY may hedge a putable advance by entering into a cancelable interest rate swap in which the FHLBNY pays to the swap counterparty fixed-rate cash flows and receives variable-rate cash flows. The swap counterparty can cancel the swap on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit to the member on new terms. When such transactions qualify for hedge accounting, they are treated as fair value hedges under the accounting standards for derivatives and hedging. The Bank has not elected the FVO for any advances.
Firm Commitment Strategies — Mortgage delivery commitments are considered derivatives under the accounting standards for derivatives and hedging, and the FHLBNY accounts for them as freestanding derivatives, recording the fair values of mortgage loan delivery commitments on the balance sheet with an offset to current period earnings. Fair values were insignificant for all periods reported. The FHLBNY may also hedge a firm commitment for a forward starting advance through the use of an interest-rate swap. If a hedged firm commitment no longer qualifies as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings.
Credit Risk — The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments, but it does not measure the credit risk exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans and purchased caps and floors (“derivatives”) if the counterparty defaults and the related collateral, if any, is of insufficient value to the FHLBNY.
The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives. When the FHLBNY has more than one derivative transaction outstanding with counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure (less collateral held) represents the appropriate measure of credit risk. Substantially all derivative contracts are subject to master netting agreements or other right of offset arrangements. At June 30, 2011 and December 31, 2010, the Bank’s credit exposure, representing derivatives in a fair value net gain position, was approximately $33.0 million, and $22.0 million after the recognition of any cash collateral held by the FHLBNY. The credit exposures at June 30, 2011 and December 31, 2010 included $31.4 million and $6.1 million in net interest receivable.
Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of FHLBNY with respect to derivative contracts. Derivative counterparties’ exposure to the FHLBNY is measured by derivatives in a fair value loss position from the FHLBNY’s perspective, which from the counterparties’ perspective is a gain. At June 30, 2011 and December 31, 2010, derivatives in a net unrealized loss position, which represented the counterparties’ exposure to the potential non-performance risk of the FHLBNY, were $694.4 million and $954.9 million after deducting $2.4 billion and $2.7 billion of cash collateral pledged by the FHLBNY at those dates to the exposed counterparties. However, the FHLBNY is also exposed to the risk of derivative counterparties defaulting on the terms of the derivative contracts and failing to return cash deposited with counterparties. If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties. To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged as deposit is exposed to credit risk of the defaulting counterparty. Derivative counterparties holding the FHLBNY’s cash as pledged collateral were rated Single-A or better at June 30, 2011, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

The aggregate fair value of the FHLBNY’s derivative instruments that were in a net liability position at June 30, 2011 was approximately $694.4 million. Many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as the FHLBNY retains its GSE status, ratings downgrades would not result in the posting of additional collateral. Other CSA agreements would require the FHLBNY to post additional collateral based solely on an adverse change in the credit rating of the FHLBNY by Standard & Poor’s (“S&P”) and Moody’s. In the event of a split rating, the lower rating will apply. On August 8, 2011, S&P downgraded the credit rating of the FHLBank long-term debt from AAA to AA+/Negative and lowered one notch the credit ratings of those FHLBanks rated AAA (including the Federal Home Loan Bank of New York) to AA+/Negative. On August 2, 2011, Moody’s had affirmed the AAA status of the FHLBank’s long-term debt and the AAA credit rating of the FHLBNY.
On the assumption that the FHLBNY will retain its status as a GSE, the FHLBNY estimates that the one notch downgrade of FHLBNY’s credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $328.5 million. Additional collateral postings upon downgrade were estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and the exposure as of June 30, 2011.
The following table summarizes outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	June 30, 2011
	Notional Amount of
	Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$90,296,768	$866,818	$3,905,260
Interest rate swaps-cash flow hedges	815,000	2,718	11,672

Total derivatives in hedging instruments	91,111,768	869,536	3,916,932

Derivatives not designated as hedging instruments
Interest rate swaps	18,729,954	14,395	8,239
Interest rate caps or floors	1,900,000	28,724	51
Mortgage delivery commitments	31,428	23	172
Other*	550,000	7,954	7,365

Total derivatives not designated as hedging instruments	21,211,382	51,096	15,827

Total derivatives before netting and collateral adjustments	$112,323,150	920,632	3,932,759

Netting adjustments		(798,026)	(798,026)
Cash collateral and related accrued interest		(89,600)	(2,440,364)

Total collateral and netting adjustments		(887,626)	(3,238,390)

Total reported on the Statements of Condition		$33,006	$694,369

	December 31, 2010
	Notional Amount of
	Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$93,840,813	$944,807	$4,661,102
Interest rate swaps-cash flow hedges	—	—	—

Total derivatives in hedging instruments	93,840,813	944,807	4,661,102

Derivatives not designated as hedging instruments
Interest rate swaps	24,400,547	23,911	12,543
Interest rate caps or floors	1,900,000	41,881	107
Mortgage delivery commitments	29,993	9	523
Other*	550,000	6,069	5,392

Total derivatives not designated as hedging instruments	26,880,540	71,870	18,565

Total derivatives before netting and collateral adjustments	$120,721,353	1,016,677	4,679,667

Netting adjustments		(994,667)	(994,667)
Cash collateral and related accrued interest		—	(2,730,102)

Total collateral and netting adjustments		(994,667)	(3,724,769)

Total reported on the Statements of Condition		$22,010	$954,898

*	Other: Comprised of swaps intermediated for members.
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
Earnings impact of derivatives and hedging activities
The FHLBNY carries all derivative instruments on the Statements of Condition at fair value as Derivative Assets and Derivative Liabilities. If derivatives meet the hedging criteria under hedge accounting rules, including effectiveness measures, changes in fair value of the associated hedged financial instrument attributable to the risk being hedged (benchmark interest-rate risk, which is LIBOR for the FHLBNY) may also be recorded so that some or all of the unrealized fair value gains or losses recognized on the derivatives are offset by corresponding unrealized gains or losses on the associated hedged financial assets and liabilities. The net differential between fair value changes of the derivatives and the hedged items represents hedge ineffectiveness. Hedge ineffectiveness represents the amounts by which the changes in the fair value of the derivatives differ from the changes in the fair values of the hedged items or the variability in the cash flows of forecasted transactions. The net ineffectiveness from hedges that qualify under hedge accounting rules are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of Income. If derivatives do not qualify for the hedging criteria under hedge accounting rules, but are executed as economic hedges of financial assets or liabilities under a FHLBNY-approved hedge strategy, only the fair value changes of the derivatives are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of Income.
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
Components of hedging gains and losses from derivatives and hedging activities for the three and six months ended June 30, 2011 are summarized below (in thousands):

	Three months ended June 30,
	2011				2010
				Effect of				Effect of
				Derivatives on				Derivatives on
	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest
	Derivative	Hedged Item	Impact	Income [1]	Derivative	Hedged Item	Impact	Income [1]
Derivatives designated as hedging instruments Interest rate swaps
Advances	$(535,702)	$535,935	$233	$(409,875)	$(988,013)	$986,618	$(1,395)	$(510,594)
Consolidated obligations	199,887	(198,382)	1,505	132,687	233,268	(233,457)	(189)	172,447

Net gain (loss) related to fair value hedges	(335,815)	337,553	1,738	(277,188)	(754,745)	753,161	(1,584)	(338,147)

Cash flow hedges	—	—	—	(1,394)	—	—	—	—

Derivatives not designated as hedging instruments Interest rate swaps
Advances	(514)	—	(514)	—	(1,121)	—	(1,121)	—
Consolidated obligations-bonds	1,442	—	1,442	—	(23,205)	—	(23,205)	—
Consolidated obligations-discount notes	—	—	—	—	(1,768)	—	(1,768)	—
Member intermediation	(41)	—	(41)	—	158	—	158	—
Balance sheet-macro hedges swaps	—	—	—		—	—	—	—
Accrued interest-swaps	2,424	—	2,424	—	15,050	—	15,050	—
Accrued interest-intermediation	47	—	47	—	26	—	26	—
Caps and floors
Advances	(19)	—	(19)	—	(111)	—	(111)	—
Balance sheet	(9,511)	—	(9,511)	—	(2,856)	—	(2,856)	—
Accrued interest-options	—	—	—	—	(609)	—	(609)	—
Mortgage delivery commitments	370	—	370	—	405	—	405	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	4,571	—	4,571	—	(4,281)	—	(4,281)	—
Consolidated obligations-discount notes	(196)	—	(196)	—	774	—	774	—
Accrued interest on swaps	6,333	—	6,333	—	7,697	—	7,697	—

Net gain (loss) related to derivatives not designated as hedging instruments	4,906	—	4,906	—	(9,841)	—	(9,841)	—

Total	$(330,909)	$337,553	$6,644	$(278,582)	$(764,586)	$753,161	$(11,425)	$(338,147)

	Six months ended June 30,
	2011				2010
				Effect of				Effect of
				Derivatives on				Derivatives on
	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest	Gain (Loss) on	Gain (Loss) on		Net Interest
	Derivative	Hedged Item	Impact	Income [1]	Derivative	Hedged Item	Earnings Impact	Income [1]
Derivatives designated as hedging instruments Interest rate swaps
Advances	$16,144	$40,426	$56,570	$(850,698)	$(1,140,100)	$1,139,324	$(776)	$(1,040,971)
Consolidated obligations	52,996	(49,694)	3,302	267,686	285,503	(281,688)	3,815	345,224

Net gain (loss) related to fair value hedge	69,140	(9,268)	59,872	(583,012)	(854,597)	857,636	3,039	(695,747)

Cash flow hedges	—	—	—	(1,394)	—	—	—	—

Derivatives not designated as hedging instruments Interest rate swaps
Advances	169	—	169	—	(1,961)	—	(1,961)	—
Consolidated obligations-bonds	1,230	—	1,230	—	(36,514)	—	(36,514)	—
Consolidated obligations-discount notes	—	—	—	—	(4,100)	—	(4,100)	—
Member intermediation	(86)	—	(86)	—	154	—	154	—
Balance sheet-macro hedges swaps	—	—	—	—	173	—	173	—
Accrued interest-swaps	5,127	—	5,127	—	44,519	—	44,519	—
Accrued interest-intermediation	92	—	92	—	49	—	49	—
Caps and floors
Advances	(37)	—	(37)	—	(399)	—	(399)	—
Balance sheet	(13,100)	—	(13,100)	—	(33,283)	—	(33,283)	—
Accrued interest-options	—	—	—	—	(2,598)	—	(2,598)	—
Mortgage delivery commitments	540	—	540	—	554	—	554	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	1,977	—	1,977	—	2,357	—	2,357	—
Consolidated obligations-discount notes	(1,057)	—	(1,057)	—	774	—	774	—
Accrued interest on swaps	16,487	—	16,487	—	15,448	—	15,448	—

Net gain (loss) related to derivatives not designated as hedging instruments	11,342	—	11,342	—	(14,827)	—	(14,827)	—

Total	$80,482	$(9,268)	$71,214	$(584,406)	$(869,424)	$857,636	$(11,788)	$(695,747)

[1]	Represents interest expense and income generated from hedge qualifying interest-rate swaps that were recorded with interest income and expense of the hedged — bonds, discount notes, and advances.

Cash Flow hedges
The effect of cash flow hedge related derivative instruments were as follows (in thousands):

	Three months ended June 30,
	2011				2010
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
		Location:	Amount	Ineffectiveness		Location:	Amount	Ineffectiveness
	Recognized	Reclassified to	Reclassified to	Recognized in	Recognized	Reclassified to	Reclassified to	Recognized in
	in AOCI [1,2]	Earnings [1]	Earnings [1]	Earnings	in AOCI [1,2]	Earnings [1]	Earnings [1]	Earnings
The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—	$—	Interest Income	$—	$—
Consolidated obligations-bonds (a)	2,932	Interest Expense	960	—	(864)	Interest Expense	1,801	—
Consolidated obligations-discount notes (b)	(13,247)	Interest Expense	—	—	—	Interest Expense	—	—

Total	$(10,315)		$960	$—	$(864)		$1,801	$—

	Six months ended June 30,
	2011				2010
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
		Location:	Amount	Ineffectiveness		Location:	Amount	Ineffectiveness
	Recognized	Reclassified to	Reclassified to	Recognized in	Recognized	Reclassified to	Reclassified to	Recognized in
	in AOCI [1,2]	Earnings [1]	Earnings [1]	Earnings	in AOCI [1,2]	Earnings [1]	Earnings [1]	Earnings
The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—	$—	Interest Income	$—	$—
Consolidated obligations-bonds (a)	3,705	Interest Expense	1,998	—	(472)	Interest Expense	3,541	—
Consolidated obligations-discount notes (b)	(11,330)	Interest Expense	—	—	—	Interest Expense	—	—

Total	$(7,625)		$1,998	$—	$(472)		$3,541	$—

[1]	Effective portion

[2]	Represents basis adjustments from cash flow hedging transactions recorded in AOCI.
There were no material amounts that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.
(a) Hedges of anticipated issuance of debt - The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions is between three and six months. At June 30, 2011, the Bank had open contracts of $200.0 million of swaps to hedge the anticipated issuances of debt. The fair values of the open contracts recorded in AOCI was an unrealized gain $2.4 million at June 30, 2011. There were no open contracts at December 31, 2010. The amounts in AOCI from terminated and open cash flow hedges representing net unrecognized losses were $9.5 million and $15.2 million at June 30, 2011 and December 31, 2010. At June 30, 2011, it is expected that over the next 12 months about $3.4 million of net losses recorded in AOCI will be recognized as a yield adjustment to consolidated bond interest expense and a charge to earnings.
(b) Hedges of discount note in rolling issuances - The notional amount of the interest rate swap outstanding under this program was $615.0 million at June 30, 2011 and the fair value recorded in AOCI was an unrealized loss of $11.3 million. The program commenced in the first quarter of 2011. The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows under this strategy is 10-years.

Note 16. Fair Values of Financial Instruments.
Items Measured at Fair Value on a Recurring Basis
The following table presents for each hierarchy level (see note below) the FHLBNY’s assets and liabilities that were measured at fair value on its Statements of Condition (in thousands):

	June 30, 2011
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$3,527,930	$—	$3,527,930	$—	$—
Equity and bond funds	10,053	—	10,053	—	—
Derivative assets(a)
Interest-rate derivatives	32,983	—	920,609	—	(887,626)
Mortgage delivery commitments	23	—	23	—	—

Total assets at fair value	$3,570,989	$—	$4,458,615	$—	$(887,626)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(736,746)	$—	$(736,746)	$—	$—
Bonds (to the extent FVO is elected) (b)	(9,452,247)	—	(9,452,247)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(694,197)	—	(3,932,587)	—	3,238,390
Mortgage delivery commitments	(172)	—	(172)	—	—

Total liabilities at fair value	$(10,883,362)	$—	$(14,121,752)	$—	$3,238,390

	December 31, 2010
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$3,980,135	$—	$3,980,135	$—	$—
Equity and bond funds	9,947	—	9,947	—	—
Derivative assets(a)
Interest-rate derivatives	22,001	—	1,016,668	—	(994,667)
Mortgage delivery commitments	9	—	9	—	—

Total assets at fair value	$4,012,092	$—	$5,006,759	$—	$(994,667)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(956,338)	$—	$(956,338)	$—	$—
Bonds (to the extent FVO is elected) (b)	(14,281,463)	—	(14,281,463)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(954,375)	—	(4,679,144)	—	3,724,769
Mortgage delivery commitments	(523)	—	(523)	—	—

Total liabilities at fair value	$(16,192,699)	$—	$(19,917,468)	$—	$3,724,769

Level 1 —	Quoted prices in active markets for identical assets.

Level 2 —	Significant other observable inputs.

Level 3 —	Significant unobservable inputs.

(a)	Derivative assets and liabilities were interest-rate contracts, including de minimis amount of mortgage delivery contracts. Based on an analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)	Based on its analysis of the nature of risks of the FHLBNY’s debt measured at fair value, the FHLBNY has determined that presenting the debt as a single class is appropriate.
Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities would be measured at fair value on a nonrecurring basis. For the FHLBNY, such items may include mortgage loans in foreclosure, mortgage loans and held-to-maturity securities written down to fair value and real estate owned. At June 30, 2011 and December 31, 2010, the Bank measured and recorded the fair values of HTM securities deemed to be OTTI on a nonrecurring basis; that is, they were not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of other-than-temporary impairment — OTTI). For Held-to-maturity securities that were previously credit impaired but no additional credit impairment were deemed necessary, the securities were recorded at their carrying values and no re-adjusted to their fair values.
The following table summarizes the fair values of MBS for which a non-recurring change in fair value was recorded (in thousands):

	June 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Home equity loans	$3,492	$—	$—	$3,492

Total	$3,492	$—	$—	$3,492

	December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Private-label residential mortgage-backed securities	$15,827	$—	$—	$15,827

Total	$15,827	$—	$—	$15,827

Estimated fair values — Summary Tables
The carrying values and estimated fair values of the FHLBNY’s financial instruments were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets
Cash and due from banks	$5,545,092	$5,545,092	$660,873	$660,873
Federal funds sold	4,475,000	4,474,999	4,988,000	4,987,976
Available-for-sale securities	3,537,983	3,537,983	3,990,082	3,990,082
Held-to-maturity securities
Long-term securities	8,399,659	8,544,947	7,761,192	7,898,300
Advances	74,791,153	74,931,627	81,200,336	81,292,598
Mortgage loans held-for-portfolio, net	1,296,251	1,361,883	1,265,804	1,328,787
Accrued interest receivable	236,005	236,005	287,335	287,335
Derivative assets	33,006	33,006	22,010	22,010
Other financial assets	1,837	1,837	3,981	3,981

Liabilities
Deposits	1,902,151	1,902,157	2,454,480	2,454,488
Consolidated obligations:
Bonds	62,815,651	63,025,424	71,742,627	71,926,039
Discount notes	27,013,011	27,014,230	19,391,452	19,391,743
Mandatorily redeemable capital stock	58,221	58,221	63,219	63,219
Accrued interest payable	181,241	181,241	197,266	197,266
Derivative liabilities	694,369	694,369	954,898	954,898
Other financial liabilities	69,586	69,586	58,818	58,818
Fair Value Option Disclosures
The following table summarizes the activity related to consolidated obligation bonds and discount notes for which the Bank elected the Fair Value Option (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	Bonds		Discount notes		Bonds		Discount notes
Balance, beginning of the period	$(12,605,257)	$(6,780,613)	$(731,892)	$—	$(14,281,463)	$(6,035,741)	$(956,338)	$—
New transactions elected for fair value option	(4,395,000)	(6,750,000)	(636,481)	(1,752,185)	(16,645,000)	(11,170,000)	(636,481)	(1,752,185)
Maturities and terminations	7,550,000	3,775,000	628,949	—	21,476,000	7,460,000	853,397	—
Changes in fair value	(6,270)	(3,275)	129	(973)	(5,953)	(11,694)	552	(973)
Changes in accrued interest/unaccreted balance	4,280	(4,358)	2,549	(530)	4,169	(5,811)	2,124	(530)

Balance, end of the period	$(9,452,247)	$(9,763,246)	$(736,746)	$(1,753,688)	$(9,452,247)	$(9,763,246)	$(736,746)	$(1,753,688)

The following table presents the change in fair value included in the Statements of Income for the consolidated obligation bonds and discount notes designated in accordance with the accounting standards on the Fair Value Option for financial assets and liabilities (in thousands):

	Three months ended June 30,
	2011			2010
		Net Gain(Loss)	Total Change in Fair		Net Gain(Loss)	Total Change in Fair
	Interest	Due to Changes in	Value Included in Current	Interest	Due to Changes in	Value Included in Current
	Expense	Fair Value	Period Earnings	Expense	Fair Value	Period Earnings
Consolidated obligations-bonds	$(8,801)	$(6,270)	$(15,071)	$(10,563)	$(3,275)	$(13,838)
Consolidated obligations-discount notes	(437)	129	(308)	(530)	(973)	(1,503)

	$(9,238)	$(6,141)	$(15,379)	$(11,093)	$(4,248)	$(15,341)

	Six months ended June 30,
	2011			2010
		Net Gain(Loss)	Total Change in Fair		Net Gain(Loss)	Total Change in Fair
	Interest	Due to Changes in	Value Included in Current	Interest	Due to Changes in	Value Included in Current
	Expense	Fair Value	Period Earnings	Expense	Fair Value	Period Earnings
Consolidated obligations-bonds	$(22,639)	$(5,953)	$(28,592)	$(19,085)	$(11,694)	$(30,779)
Consolidated obligations-discount notes	(1,418)	552	(866)	(530)	(973)	(1,503)

	$(24,057)	$(5,401)	$(29,458)	$(19,615)	$(12,667)	$(32,282)

The following table compares the aggregate fair value, the aggregate remaining contractual fair value and aggregate remaining contractual principal balance outstanding of consolidated obligation bonds and discount notes for which the Fair Value Option has been elected (in thousands):

	June 30, 2011
	Principal Balance	Fair Value	Fair Value Over/(Under)
Consolidated obligations-bonds	$9,445,000	$9,452,247	$7,247
Consolidated obligations-discount notes	736,287	736,746	459

	$10,181,287	$10,188,993	$7,706

	December 31, 2010
	Principal Balance	Fair Value	Fair Value Over/(Under)
Consolidated obligations-bonds	$14,276,000	$14,281,463	$5,463
Consolidated obligations-discount notes	953,203	956,338	3,135

	$15,229,203	$15,237,801	$8,598

	June 30, 2010
	Principal Balance	Fair Value	Fair Value Over/(Under)
Consolidated obligations-bonds	$9,750,000	$9,763,246	$13,246
Consolidated obligations-discount notes	1,752,185	1,753,688	1,503

	$11,502,185	$11,516,934	$14,749

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
Because an active secondary market does not exist for a portion of the FHLBNY’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change.
There were no significant changes to fair value measurement processes from those described in the audited financial statements included in the FHLBNY’s most recent Form 10-K, filed on March 25, 2011.
Note 17. Commitments and Contingencies.
Consolidated obligations — Joint and several liability. Although the FHLBNY is primarily liable only for its portion of consolidated obligations (i.e. those consolidated obligations issued on its behalf and those that have been transferred/assumed from other FHLBanks), it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts of the outstanding consolidated obligations of all 12 FHLBanks were $0.7 trillion and $0.8 trillion at June 30, 2011 and December 31, 2010.
As discussed more fully in Note 20 to the audited financial statements in the Bank’s most recent Form 10-K filed on March 25, 2011, the FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at June 30, 2011 and December 31, 2010.
Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $2.3 billion as of June 30, 2011 and December 31, 2010, and had original terms of up to 15 years, with a final expiration in 2019. Standby letters of credit are fully collateralized. Unearned fees on standby letters of credit are recorded in Other liabilities, and were not significant as of June 30, 2011 and December 31, 2010.
MPF Program - Under the MPF program, the Bank was unconditionally obligated to purchase $31.4 million and $30.0 million of mortgage loans at June 30, 2011 and December 31, 2010. Commitments are generally for periods not to exceed 45 business days. Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $940.6 million and $630.6 million as of June 30, 2011 and December 31, 2010.
Future benefit payments for the BEP and the postretirement health benefit plan are not considered significant. The Bank expects to fund $9.9 million over the next 12 months towards the Defined Benefit Plan, a non-contributory pension plan.

The following table summarizes contractual obligations and contingencies as of June 30, 2011 (in thousands):

	June 30, 2011
	Payments Due or Expiration Terms by Period
	Less Than	One Year	Greater Than Three	Greater Than
	One Year	to Three Years	Years to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par [1]	$31,936,145	$18,654,680	$7,498,530	$3,907,165	$61,996,520
Mandatorily redeemable capital stock [1]	37,414	4,509	8	16,290	58,221
Premises (lease obligations) [2]	3,060	5,816	4,674	2,921	16,471

Total contractual obligations	31,976,619	18,665,005	7,503,212	3,926,376	62,071,212

Other commitments
Standby letters of credit	2,277,719	13,530	41,886	3,861	2,336,996
Consolidated obligations-bonds/ discount notes traded not settled	2,335,610	—	—	—	2,335,610
Open delivery commitments (MPF)	31,428	—	—	—	31,428

Total other commitments	4,644,757	13,530	41,886	3,861	4,704,034

Total obligations and commitments	$36,621,376	$18,678,535	$7,545,098	$3,930,237	$66,775,246

[1]	Callable bonds contain exercise date or a series of exercise dates that may result in a shorter redemption period. Mandatorily redeemable capital stock is categorized by the dates at which the corresponding advances outstanding mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.

[2]	Immaterial amount of commitments for equipment leases are not included.
The FHLBNY does not anticipate any credit losses from its off-balance sheet commitments and accordingly no provision for losses is required.
Impact of the bankruptcy of Lehman Brothers
On September 15, 2008, Lehman Brothers Holdings, Inc. (“LBHI”), the parent company of Lehman Brothers Special Financing, Inc. (“LBSF”) and a guarantor of LBSF’s obligations, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. LBSF filed for protection under Chapter 11 in the same court on October 3, 2008. LBSF was a counterparty to FHLBNY on multiple derivative transactions under an International Swap Dealers Association, Inc. master agreement with a total notional amount of $16.5 billion at the time of termination of the Bank’s derivative transactions with LBSF. The net amount that was due to the Bank after giving effect to obligations that were due to LBSF was approximately $65 million. The FHLBNY filed proofs of claim in the amount of approximately $65 million as creditors of LBSF and LBHI in connection with the bankruptcy proceedings. The Bank fully reserved the LBSF receivables as the bankruptcies of LBHI and LBSF make the timing and the amount of any recovery uncertain.
As previously reported, the Bank received a Derivatives ADR Notice from LBSF dated July 23, 2010 making a Demand as of the date of the Notice of approximately $268 million owed to LBSF by the Bank. Subsequently, in accordance with the Alternative Dispute Resolution Procedure Order entered by the Bankruptcy Court dated September 17, 2009 (“Order”), the Bank responded to LBSF on August 23, 2010, denying LBSF’s Demand. LBSF served a reply on September 7, 2010, effectively reiterating its position. The mediation conducted pursuant to the Order commenced on December 8, 2010 and concluded without settlement on March 17, 2011. Pursuant to the Order, positions taken by the parties in the ADR process are confidential. While the Bank believes that LBSF’s position is without merit, the amount the Bank actually recovers or pays will ultimately be decided in the course of the bankruptcy proceedings.
Note 18. Related Party Transactions.
The FHLBNY is a cooperative and the members own almost all of the stock of the Bank. Any stock not owned by members is held by former members. The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The FHLBNY conducts its advances business almost exclusively with members. The Bank considers its transactions with its members and former member stockholders as related party transactions in addition to transactions with other FHLBanks, the Office of Finance, and the Finance Agency. All transactions with all members, including those whose officers may serve as directors of the FHLBNY, are at terms that are no more favorable than comparable transactions with other members.
Debt Transfers
For the three and six months ended June 30, 2011 and the same period in 2010, the Bank did not assume debt from another FHLBank. The Bank did not transfer debt to another FHLBank for the three months ended June 30, 2011 and the same period in 2010. For the six months ended June 30, 2011, the Bank transferred $150.0 million of its CO debt to another FHLBank. No bonds were transferred by the FHLBNY to another FHLBank in the same period in 2010.
Advances sold or transferred
No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program
In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members. Transactions are at market rates. Loans participated by the FHLBNY to the FHLBank of Chicago was $71.4 million and $81.2 million at June 30, 2011 and December 31, 2010 on a cumulative basis. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. Fees paid to the FHLBank of Chicago were $0.1 million and $0.3 million for the three and six months ended June 30, 2011 and $0.1 million and $0.3 million in the same periods in 2010.
Mortgage-backed Securities
No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.
Intermediation
Notional amounts of $550.0 million were outstanding at June 30, 2011 and December 31, 2010 in which the FHLBNY acted as an intermediary to sell derivatives to members, and also include offsetting identical transactions with unrelated derivatives counterparties. Net fair value exposures of these transactions at June 30, 2011 and December 31, 2010 were not material. The intermediated derivative transactions were fully collateralized.
Loans to other Federal Home Loan Banks
In the six months ended June 30, 2011 and 2010, FHLBNY extended $100.0 million and $27.0 million to another FHLBank. There was no loan made during the three months ended June 30, 2011 and June 30, 2010. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was not significant in any period in this report.
The following tables summarize outstanding balances with related parties at June 30, 2011 and December 31, 2010, and transactions for the three and six months ended June 30, 2011 and the same periods in 2010 (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital

	June 30, 2011		December 31, 2010
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$5,545,092	$—	$660,873
Interest-bearing deposits	—	—	—	—
Federal funds sold	—	4,475,000	—	4,988,000
Available-for-sale securities	—	3,537,983	—	3,990,082
Held-to-maturity securities
Long-term securities	—	8,399,659	—	7,761,192
Certificates of deposit	—	—	—	—
Advances	74,791,153	—	81,200,336	—
Mortgage loans [1]	—	1,296,251	—	1,265,804
Accrued interest receivable	207,001	29,004	256,617	30,718
Premises, software, and equipment	—	14,279	—	14,932
Derivative assets [2]	—	33,006	—	22,010
Other assets [3]	186	13,643	113	21,393

Total assets	$74,998,340	$23,343,917	$81,457,066	$18,755,004

Liabilities and capital
Deposits	$1,902,151	$—	$2,454,480	$—
Consolidated obligations	—	89,828,662	—	91,134,079
Mandatorily redeemable capital stock	58,221	—	63,219	—
Accrued interest payable	6	181,235	10	197,256
Affordable Housing Program [4]	133,831	—	138,365	—
Payable to REFCORP	—	14,732	—	21,617
Derivative liabilities [2]	—	694,369	—	954,898
Other liabilities [5]	64,330	185,831	49,484	54,293

Total liabilities	$2,158,539	$90,904,829	$2,705,558	$92,362,143

Capital	5,278,889	—	5,144,369	—

Total liabilities and capital	$7,437,428	$90,904,829	$7,849,927	$92,362,143

[1]	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

[2]	Derivative assets and liabilities include insignificant fair values due to intermediation activities on behalf of members.

[3]	Includes insignificant amounts of miscellaneous assets that are considered related party.

[4]	Represents funds not yet disbursed to eligible programs.

[5]	Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party: Income and Expense transactions

	Three months ended
	June 30, 2011		June 30, 2010
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$115,504	$—	$154,204	$—
Interest-bearing deposits [1]	—	555	—	1,238
Federal funds sold	—	1,601	—	2,804
Available-for-sale securities	—	7,521	—	9,784
Held-to-maturity securities
Long-term securities	—	69,275	—	91,809
Mortgage loans [2]	—	15,842	—	16,615

Total interest income	$115,504	$94,794	$154,204	$122,250

Interest expense
Consolidated obligations	$—	$109,808	$—	$158,615
Deposits	358	—	963	—
Mandatorily redeemable capital stock	469	—	676	—
Cash collateral held and other borrowings	—	22	—	—

Total interest expense	$827	$109,830	$1,639	$158,615

Service fees and other	$1,479	$—	$1,129	$—

	Six months ended
	June 30, 2011		June 30, 2010
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$274,200	$—	$303,844	$—
Interest-bearing deposits [1]	—	1,521	—	2,067
Federal funds sold	—	4,147	—	4,347
Available-for-sale securities	—	16,160	—	15,548
Held-to-maturity securities
Long-term securities	—	140,331	—	190,443
Mortgage loans [2]	—	31,328	—	33,356

Total interest income	$274,200	$193,487	$303,844	$245,761

Interest expense
Consolidated obligations	$—	$231,901	$—	$323,185
Deposits	828	—	1,854	—
Mandatorily redeemable capital stock	1,213	—	2,171	—
Cash collateral held and other borrowings	—	31	—	—

Total interest expense	$2,041	$231,932	$4,025	$323,185

Service fees	$2,735	$—	$2,174	$—

[1]	Includes de minimis amounts of interest income from MPF service provider.

[2]	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

Note 19. Segment Information and Concentration.
The FHLBNY manages its operations as a single business segment. Management and the FHLBNY’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance. Advances to large members constitute a significant percentage of FHLBNY’s advance portfolio and its source of revenues.
The top ten advance holders at June 30, 2011, December 31, 2010 and June 30, 2010 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	June 30, 2011
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Six months
Hudson City Savings Bank, FSB*	Paramus	NJ	$14,625,000	20.6%	$122,410	$280,476
Metropolitan Life Insurance Company	New York	NY	12,005,000	16.9	66,364	134,036
New York Community Bank*	Westbury	NY	7,293,159	10.2	76,069	151,325
MetLife Bank, N.A.	Convent Station	NJ	4,464,500	6.2	24,397	44,261
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.6	13,949	28,976
Investors Savings Bank	Short Hills	NJ	2,195,500	3.1	13,208	24,639
Valley National Bank	Wayne	NJ	2,104,500	3.0	22,200	46,186
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,008,000	2.9	18,369	37,510
New York Life Insurance Company	New York	NY	1,700,000	2.4	3,469	6,901
Manufacturers and Traders Trust Company	Buffalo	NY	1,457,748	2.1	3,918	8,423

Total			$50,353,407	71.0%	$364,353	$762,733

*	Officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2010
				Percentage of
			Par	Total Par Value	Twelve months
	City	State	Advances	of Advances	Interest Income
Hudson City Savings Bank, FSB*	Paramus	NJ	$17,025,000	22.1%	$705,743
Metropolitan Life Insurance Company	New York	NY	12,555,000	16.3	294,526
New York Community Bank*	Westbury	NY	7,793,165	10.1	307,102
MetLife Bank, N.A.	Convent Station	NJ	3,789,500	4.9	61,036
Manufacturers and Traders Trust Company	Buffalo	NY	2,758,000	3.6	42,979
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.3	77,544
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,391,000	3.1	107,917
Valley National Bank	Wayne	NJ	2,310,500	3.0	98,680
New York Life Insurance Company	New York	NY	1,500,000	2.0	14,678
First Niagara Bank, National Association	Buffalo	NY	1,473,493	1.9	24,911

Total			$54,095,658	70.3%	$1,735,116

*	At December 31, 2010, officer of member bank also served on the Board of Directors of the FHLBNY.

	June 30, 2010
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Six months
Hudson City Savings Bank, FSB*	Paramus	NJ	$17,275,000	21.4%	$176,700	$351,459
Metropolitan Life Insurance Company	New York	NY	13,355,000	16.6	74,624	147,031
New York Community Bank*	Westbury	NY	7,293,169	9.1	76,754	152,667
Manufacturers and Traders Trust Company	Buffalo	NY	3,919,283	4.9	11,008	22,762
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,235,000	4.0	27,813	56,300
MetLife Bank, N.A.	Convent Station	NJ	2,929,500	3.6	12,453	24,146
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.1	20,696	42,273
Valley National Bank	Wayne	NJ	2,271,500	2.8	24,492	49,208
Doral Bank	San Juan	PR	1,885,920	2.3	17,312	36,570
New York Life Insurance Company	New York	NY	1,650,000	2.0	3,817	6,892

Total			$56,314,372	69.8%	$445,669	$889,308

*	At June 30, 2010, officer of member bank also served on the Board of Directors of the FHLBNY.

The following table summarizes capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of June 30, 2011 and December 31, 2010 (shares in thousands):

		Number	Percent
	June 30, 2011	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	7,671	16.28%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,736	14.28
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590-6644	3,888	8.24
Citibank, N.A.	399 Park Avenue, New York, NY 10043	3,648	7.73

		21,943	46.53%

		Number	Percent
	December 31, 2010	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	8,719	18.99%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,035	15.32
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590-6644	4,093	8.91

		19,847	43.22%

*	Officer of member bank also served on the Board of Directors of the FHLBNY.
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
The FHLBNY has evaluated subsequent events through August 11, 2011, which is the date this Form 10-Q was issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements contained in this report, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we” “us,” “our” or “the Bank”), may be “forward-looking statements.” All statements other than statements of historical fact are statements that could potentially be forward-looking statements. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, the capital structure and other financial items; statements of plans or objectives for future operations; expectations of future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.
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

Organization of Management’s Discussion and Analysis (“MD&A”).
This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:
MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
1.1 - 1.15	Result of Operations	43 - 54
2.1 - 2.2	Assessments	54 - 55
3.1 - 3.3	Financial Condition	55 - 56
4.1 - 4.10	Advances	57 - 62
5.1 - 5.10	Investments	62 - 67
6.1 - 6.3	Mortgage Loans	68 - 69
7.1 - 7.10	Consolidated Obligations	70 - 73
8.1 - 8.2	Capital	74
9.1 - 9.5	Derivatives	76 - 78
10.1 - 10.4	Liquidity	79 - 81

Executive Overview
This executive overview of MD&A highlights and selected information may not contain all of the information that is important to readers of this Form 10-Q. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent Form 10-K filed on March 25, 2011.
Cooperative business model. As a cooperative, we seek to maintain a balance between our public policy mission and our ability to provide adequate returns on the capital supplied by our members. We achieve this balance by delivering low-cost financing to members to help them meet the credit needs of their communities and also by paying a dividend on members’ capital stock. Our financial strategies are designed to enable us to expand and contract in response to member credit needs. By investing capital in high-quality, short- and medium-term financial instruments, we maintain sufficient liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations, and meet other obligations. The dividends we pay are largely the result of earnings on invested member capital, net earnings on advances to members, mortgage loans and investments, offset in part by operating expenses and assessments. Our board of directors and management determine the pricing of member credit and dividend policies based on the needs of our members and the cooperative.
Business segment. We manage our operations as a single business segment. Advances to members are our primary focus and the principal factor that impacts our operating results. We are exempt from ordinary federal, state, and local taxation (except for local real estate tax). We are required to make payments to Resolution Funding Corporation (“REFCORP”), and to set aside a percentage of our income towards an Affordable Housing Program (“AHP”).
Explanation of the use of certain non-GAAP measures of Interest Income and Expense, Net Interest income and margin. The results of our operations are presented in accordance with U.S. generally accepted accounting principles. We have also presented certain information regarding our spread between Interest Income and Expense, Net Interest income and Net Interest. This spread combines interest expense on debt with net interest exchanged with swap dealers on interest rate swaps associated with debt hedged on an economic basis. We believe these non-GAAP financial measures are useful to investors and members seeking to understand our operational performance and business and performance trends. Although we believe these non-GAAP financial measures enhance investor and members’ understanding of the Bank’s business and performance, they should not be considered an alternative to GAAP. We have provided GAAP measures in parallel whenever discussing non-GAAP measures.
Financial performance of the Federal Home Loan Bank of New York

	Financial Performance of the Federal Home Loan Bank of New York
	Three months ended June 30,			Six months ended June 30,
(Dollars in millions, except per share data)	2011	2010	Change	2011	2010	Change
Net interest income before provision for credit losses	$100	$116	$(16)	$234	$222	$12
Provision for credit losses on mortgage loans	—	—	—	2	1	1
Net OTTI impairment losses	—	(1)	1	—	(5)	5
Other non-interest income (loss)	(2)	(15)	13	12	(22)	34
Total other income (loss)	(2)	(16)	14	12	(27)	39
Operating expenses	8	7	1	15	14	1
Compensation and Benefits	14	13	1	53	26	27
Net income	53	57	(4)	124	110	14
Earnings per share	$1.24	$1.20	$0.04	$2.85	$2.29	$0.56
Dividend per share	$1.11	$1.05	$0.06	$2.57	$2.46	$0.11
Results of Operations
We reported 2011 second quarter Net income of $53.3 million, or $1.24 per share compared with Net income of $56.7 million or $1.20 per share in the same period in 2010. The return on average equity, which is Net income divided by average Capital stock, Retained earnings, and Accumulated other comprehensive income (loss) (“AOCI”), was 4.35% in the 2011 period compared with 4.32% in the same period in 2010.
The decrease in Net income from the second quarter of 2010 was driven by lower Net interest income, caused primarily by lower transaction volume, reflecting weaker member borrowing activity, and by declining interest margins, reflecting lower yields from investments in floating-rate mortgage-backed securities. Margins on advances were weaker relative to the 2010 second quarter, and the cost of funding remained above historical levels. These were partially offset by lower losses recorded in Other income (loss) in the 2011 second quarter relative to the same period in 2011, primarily because net gains from derivative and hedging activities were recorded in the current period in contrast to net losses in the 2010 period. OTTI charges were insignificant in the current period as credit trends continued to improve for our investments in PLMBS.
Net income for the first six months of 2011 was $124.3 million, or $2.85 per share, compared with $110.3 million, or $2.29 per share, in the same period in 2010. The return on average equity was 5.05% in the first six months of 2011, compared with 4.16% in the same period in 2010. The increase in Net income was largely the result of significant prepayment fees recorded in Net interest income. In the 2011 first quarter, member-borrowers prepaid $7.1 billion of longer-term advances, resulting in net prepayment fees of $42.7 million. In most instances, members took advantage of prevailing lower interest rates to borrow anew at the lower prevailing coupons. Almost all of the prepaid advances had been hedged, and termination of hedges contributed $52.0 million in net gains from derivatives and hedging activities. Two prominent charges to Net income were executed to benefit and protect future income. We absorbed $51.7 million in charges from extinguishment of certain high-coupon debt to protect future interest margin. We expensed $24.0 million to Compensation and benefits in order to reduce the funding shortfall in the defined benefit pension plan, and the payment is expected to reduce the likelihood of higher expenses in future periods and to avoid certain restrictions to plan participants.

Cash dividends of $1.11 per share of capital stock (4.50% annualized return on capital stock) were paid to stockholders in the 2011 second quarter, up from $1.05, or 4.25% per share paid in the same period in 2010.
Financial Condition
Net cash generated from operating activities was in excess of Net income of $124.3 million for the six months ended June 30, 2011. Our liquidity position remains in compliance with all regulatory requirements and we do not foresee any changes to that position. We also believe our cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund the FHLBNY’s operating liquidity needs.
Our capital remains strong. At June 30, 2011, actual risk-based capital was $5.4 billion, compared to required risk-based capital of $0.5 billion. To support $98.3 billion of Total assets at June 30, 2011, the required minimum regulatory capital was $3.9 billion, or 4.0 percent of assets. Our actual regulatory capital was $5.4 billion, exceeding required capital by $1.5 billion. Aggregate capital ratio was at 5.5 percent or 1.5 percent more than the 4.0 percent regulatory minimum. We have prudently retained capital through the period of credit turmoil. Retained earnings, excluding losses in AOCI, have grown to $721.0 million at June 30, 2011. Losses in AOCI totaled $99.9 million, compared to $96.7 million at December 31, 2010.
Total assets were $98.3 billion at June 30, 2011, up modestly from $96.9 billion at March 31, 2011, but still lower than $100.2 billion at December 31, 2010. Principal amounts of Advances to member banks declined to $71.1 billion at June 30, 2011, compared to $76.9 billion at December 31, 2010. The decline has occurred gradually, as member banks may have taken advantage of the improved availability of alternate funding sources such as deposits and senior unsecured borrowings in a more liquid market. Decline in demand for advances may also be due to lukewarm loan demand from member’s own customers due to weak economic conditions.
Aside from advances, our primary earning assets are investment portfolios, comprising of MBS primarily issued by GSEs, and bonds issued by state and local government housing agencies. Investments in MBS and housing agency securities totaled $11.9 billion, or 12.1% of Total assets at June 30, 2011, compared to $11.8 billion, or 11.7% of Total assets at December 31, 2010. GSE- and agency-issued MBS were 93.5% of the total balance sheet carrying value of all investments in MBS at June 30, 2011. Only $0.7 billion of private-label MBS remained outstanding at June 30, 2011. GSE-issued investment security values have improved as liquidity has gradually returned to the market, and fair values were generally in an unrealized gain position.
Business Outlook
The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties which could cause our actual results to differ materially from those set forth in such forward-looking statements.
We expect our full year 2011 earnings to decline to below the 2010 earnings because of lower net interest margins on our core assets, primarily our advances and investments in mortgage-backed securities.
In the low interest rate environment projected for the remainder of 2011, opportunities to invest in high-quality assets and earn a reasonable spread will be limited, constraining earnings. Our core assets, primarily advances and investments in MBS, will yield lower interest margins as we do not expect recovery of our funding advantage in 2011.
Advances — We are unable to predict the timing and extent of the expected recovery in the U.S. economy, particularly the recovery in the housing market, or an expectation of continued stability in the financial markets. Against that backdrop, we believe it is also difficult to predict member demand for advances, which is the primary focus of our operations and the principal factor that impacts our operating results.
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and long-term funding driven by economic factors such as availability of alternative funding sources that are more attractive (e.g. consumer deposits), the interest rate environment, and the outlook for the economy. Members may choose to prepay advances, based on their expectations of interest rate changes and demand for liquidity. Demand for advances may also be influenced by the dividend payout rate to members on their capital stock investment with us. Members are required to invest in our capital stock in the form of membership stock and activity-based stock. Members are also required to purchase activity stock in order to borrow advances. Advance volume is also influenced by merger activity where members are either acquired by non-members or acquired by members of another FHLBank. When our members are acquired by members of another FHLBank or a non-member, they no longer qualify for membership in the FHLBNY, which cannot either renew outstanding advances or provide new advances to non-members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight advance lending if the former member borrowed such advances.

Earnings — As existing high-yielding fixed-rate MBS and some intermediate-term advances continue to pay down, mature or be prepaid, it is unlikely they will be replaced by equivalent high-yielding assets due to the low interest rate environment, and this will tend to lower the overall yield on total assets. We do not expect advance demand from members to grow relative to outstanding amounts at June 30, 2011. Specifically, we expect limited demand for large intermediate-term advances because many members have adequate liquidity, and other members have significant amounts of intermediate-term advances that were borrowed from us several years ago. We anticipate that such members may be considering prepaying those borrowings, or not replacing them at maturity. Members that have expressed interest in intermediate-term borrowing have not been significant borrowers in the past.
We also earn income from investing our members’ capital and non-interest bearing liabilities, together referred to as deployed capital, to fund interest-earning assets. The two principal factors that impact earnings from deployed capital are the average amount of capital outstanding in a period and the interest rate environment in the period, which in turn impacts yields on earning assets. These factors determine the potential earnings from deployed capital, and both factors are subject to change. We cannot predict with certainty the level of earnings from capital. In a lower interest rate environment, deployed capital, which consists of capital stock, retained earnings, and net non-interest bearing liabilities, will provide relatively lower income.
Demand for FHLBank debt — Our primary source of funds is the sale of consolidated obligations in the capital markets, and our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond our control. We may not be able to obtain funding on acceptable terms given the extraordinary market conditions and structural changes in the debt market. If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect financial condition and results of operations. The pricing of our longer-term debt remains at levels that are still higher than historical levels, relative to LIBOR. To the extent we receive sub-optimal funding, our member institutions in turn may experience higher costs for advance borrowings. To the extent the FHLBanks may not be able to issue long-term debt at economical spreads relative to the 3-month LIBOR rate, our members’ borrowing choices may also be limited.
Credit Impairment of Mortgage-backed securities — OTTI charges were insignificant thus far in 2011. However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, we could face additional credit losses. In addition, certain private-label MBS may be undergoing loan modification and forbearance proceedings at the loan level, and such processes may have an adverse impact on the amounts and timing of expected cash flows.
REFCORP Assessments — Based on payments by the 12 FHLBanks through the second quarter of 2011, the FHLBanks have satisfied their obligation to REFCORP and further payments will not be necessary thereafter. In anticipation of the termination of their REFCORP obligation, the FHLBanks have reached an agreement to set aside amounts that would have otherwise been paid to REFCORP as restricted retained earnings, with the objective of increasing the earnings reserves of the FHLBanks and enhancing the safety and soundness of the FHLBank system. This would also benefit our Net income.
Sovereign credit rating of the United States and impact on the FHLBanks — On August 5, 2011, Standard & Poor’s Rating Services (“S&P”) lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA”. S&P’s outlook on the long-term rating is negative. At the same time, S&P affirmed its “A-1+” short-term rating on the U.S.. On August 8, 2011, S&P lowered its issuer credit ratings and related issue ratings on 10 of 12 Federal Home Loan Banks (FHLBs) and the senior debt issued by the FHLB System to “AA+” from “AAA”. The downgrades of 10 of the 12 FHLBs and the FHLB System’s senior debt reflect a one-notch reduction in the U.S. sovereign rating. Before S&P downgraded the U.S., under its GRE criteria (Government related enterprises), 10 of the 12 FHLBanks were rated “AAA”, the same level as the U.S. sovereign. The FHLBanks of Chicago and Seattle were already rated ‘AA+’ prior to the U.S. sovereign downgrade. The FHLB System is classified by S&P as being almost certain to receive government support if necessary under S&P’s GRE criteria. Thus, the FHLB System debt is rated at the same level as the U.S. sovereign rating. The implicit support that was factored by S&P into the issuer and issue credit ratings relates to the important role the FHLBs and the FHLB System play as primary liquidity providers to U.S. mortgage and housing-market participants.
S&P, Moody’s and Fitch Ratings (“Fitch”) have all indicated that they would likely not raise the outlooks and ratings of the FHLB System and/or System Banks above the US sovereign rating. If the ratings on the U.S. were lowered further, the ratings on the FHLB System and System Banks whose ratings are equalized to the sovereign rating would also be lowered. We cannot predict with certainty what impact, if any, these recent rating actions will have on the FHLBank debt and consequence of any further rating actions on the cost of our debt. Please see discussions on page 73 in this MD&A with respect to most recent rating announcements and actions by S&P and Moody’s.

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in millions)	2011	2011	2010	2010	2010
Investments[1]	$16,413	$16,855	$16,739	$15,690	$14,971
Advances	74,791	75,487	81,200	85,697	85,286
Mortgage loans held-for-portfolio, net of allowance for credit losses[2]	1,296	1,271	1,266	1,268	1,283
Total assets	98,342	96,874	100,212	103,094	105,183
Deposits and borrowings	1,902	2,513	2,454	3,730	4,795
Consolidated obligations, net
Bonds	62,816	68,530	71,743	74,919	66,247
Discount notes	27,013	19,507	19,391	17,788	27,481
Total consolidated obligations	89,829	88,037	91,134	92,707	93,728
Mandatorily redeemable capital stock	58	59	63	67	70
AHP liability	134	135	138	138	144
REFCORP liability	15	19	22	21	14
Capital
Capital stock	4,658	4,323	4,529	4,664	4,680
Retained earnings	721	717	712	701	676
Accumulated other comprehensive income (loss)	(100)	(97)	(97)	(98)	(109)
Total capital	5,279	4,943	5,144	5,267	5,247
Equity to asset ratio[3]	5.37%	5.10%	5.13%	5.11%	4.99%

	Three months ended					Six months ended
Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
Averages (dollars in millions)	2011	2011	2010	2010	2010	2011	2010
Investments[1]	$20,214	$19,127	$17,343	$16,996	$18,757	$19,674	$18,222
Advances	74,797	78,406	82,562	84,164	85,609	76,592	88,496
Mortgage loans	1,281	1,270	1,272	1,274	1,281	1,276	1,290
Total assets	98,973	101,662	104,891	106,179	108,325	100,310	110,707
Interest-bearing deposits and other borrowings	2,270	2,401	3,290	5,062	5,212	2,335	5,132
Consolidated obligations, net
Bonds	66,509	72,417	72,734	69,817	71,738	69,447	73,010
Discount notes	21,687	17,765	18,754	21,317	22,354	19,736	23,449
Total consolidated obligations	88,196	90,182	91,488	91,134	94,092	89,183	96,459
Mandatorily redeemable capital stock	59	59	58	68	96	59	102
AHP liability	133	137	137	141	144	135	144
REFCORP liability	9	10	11	10	7	10	8
Capital
Capital stock	4,308	4,414	4,543	4,611	4,719	4,360	4,823
Retained earnings	714	701	687	679	661	708	660
Accumulated other comprehensive income (loss)	(102)	(103)	(94)	(106)	(120)	(103)	(131)
Total capital	4,920	5,012	5,136	5,184	5,260	4,965	5,352

Operating Results and other data
(dollars in millions)	Three months ended					Six months ended
(except earnings and dividends per	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
share, and headcount)	2011	2011	2010	2010	2010	2011	2010
Net interest income[4]	$100	$134	$108	$125	$116	$234	$222
Net income	53	71	86	79	57	124	110
Dividends paid in cash[7]	49	66	76	54	52	115	123
AHP expense	6	8	10	9	6	14	12
REFCORP expense	13	18	21	20	14	31	28
Return on average equity* [5]	4.35%	5.74%	6.68%	6.03%	4.32%	5.05%	4.16%
Return on average assets*	0.22%	0.28%	0.33%	0.29%	0.21%	0.25%	0.20%
Net OTTI impairment losses	—	—	(1)	(3)	(1)	—	(5)
Other non-interest income (loss)	(2)	14	38	9	(15)	12	(22)
Total other income (loss)	(2)	14	37	6	(16)	12	(27)
Operating expenses[8]	22	46	24	22	20	68	40
Finance Agency and Office of Finance expenses	3	3	4	2	2	6	4
Total other expenses	25	49	28	24	22	74	44
Operating expenses ratio* [6]	0.09%	0.19%	0.09%	0.08%	0.08%	0.14%	0.07%
Earnings per share	$1.24	$1.61	$1.90	$1.71	$1.20	$2.85	$2.29
Dividend per share	$1.11	$1.46	$1.64	$1.15	$1.05	$2.57	$2.46
Headcount (Full/part time)	275	269	271	269	270	275	270

[1]	Investments include held-to-maturity securities, available for-sale securities, Federal funds, loans to other FHLBanks, and other interest bearing deposits.

[2]	Allowances for credit losses were $6.3 million, $7.0 million, $5.8 million, $5.5 million, and $5.4 million at the periods ended June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010.

[3]	Equity to asset ratio is capital stock plus retained earnings and Accumulated other comprehensive income (loss) as a percentage of total assets.

[4]	Net interest income is net interest income before the provision for credit losses on mortgage loans.

[5]	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average Accumulated other comprehensive income (loss).

[6]	Operating expenses as a percentage of total average assets.

[7]	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.

[8]	Operating expenses include Compensation and Benefits.

*	Annualized.

Results of Operations
The following section provides a comparative discussion of our results of operations for the three and six months ended June 30, 2011 and 2010. For a discussion of our significant accounting estimates that affect our results of operations, see Significant Accounting Policies and Estimates in Note 1 in our most recent Form 10-K filed on March 25, 2011.
Net Income
Interest income from advances is the principal source of revenue. The primary expenses are interest paid on consolidated obligations debt, operating expenses, principally administrative and overhead expenses, and “assessments” on net income. Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, losses from debt repurchases, gains and losses from hedging activities, and earnings from investing our shareholders’ capital.
Summarized below are the principal components of Net income (in thousands):
     Table 1.1: Principal Components of Net Income — 2011 Second Quarter and Year-to-Date Compared to Same Periods in 2010.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total interest income	$210,298	$276,454	$467,687	$549,605
Total interest expense	110,657	160,254	233,973	327,210

Net interest income before provision for credit losses	99,641	116,200	233,714	222,395
Provision for credit losses on mortgage loans	429	196	2,202	906

Net interest income after provision for credit losses	99,212	116,004	231,512	221,489
Total other income (loss)	(1,788)	(16,457)	12,515	(27,112)
Total other expenses	24,810	22,345	74,718	43,999

Income before assessments	72,614	77,202	169,309	150,378

Total assessments	19,303	20,537	45,018	40,073

Net income	$53,311	$56,665	$124,291	$110,305

Quarterly results — Net income
The 2011 second quarter Net income was $53.3 million, compared with $56.7 million in the same period in 2010.
The decrease in Net income from the second quarter of 2010 was driven by lower Net interest income as transaction volume declined, reflecting lower member borrowing activity, and lower interest margins as yields from investments in floating-rate MBS declined. We have continued to re-align our future debt profile, extinguishing $26.2 million of certain high-coupon debt resulting in a charge of $3.4 million to income. We expect to replace the debt that was extinguished by new issuances at the lower costing debt, which will benefit Net interest income in future periods. The unfavorable conditions as described above were partially offset by net gains of $6.6 million from derivative and hedging activities in the 2011 second quarter in contrast to net losses of $11.4 million in the 2010 period. OTTI charges were de minimis as credit trends continued to improve for our investments in PLMBS.
Operating Expenses were $7.7 million in the 2011 second quarter, up modestly from $7.4 million in the same period in 2010. Compensation and benefits rose to $14.0 million in the 2011 period, up from $12.9 million in the same period in 2010, primarily due to increased pension benefits. We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance, and those totaled $3.1 million in the 2011 second quarter, up from $2.0 million in the same period in 2010. The 12 FHLBanks and two other GSEs share the administrative cost of the Finance Agency.
Affordable Housing Program (“AHP”) assessment set aside from income totaled $6.0 million in the 2011 second quarter, down from $6.4 million in the same period in 2010. REFCORP assessment payments totaled $13.3 million in the 2011 second quarter, down from $14.2 million in the same period in 2010. Assessments are calculated on Net income before assessments, and the decreases were due to the decrease in Net income in the 2011 second quarter as compared to the same period in 2010. Based on payments by the 12 FHLBanks through the second quarter of 2011, the FHLBanks have satisfied their obligation to REFCORP and further payments will not be necessary thereafter.
Year-to-date — Net income
Net income grew due to the increase in Net interest income, which grew modestly to $233.7 million in the 2011 period, up from $222.4 million in the same period in 2010, an increase of 5.1%. The increase was largely the result of member-initiated prepayments in the 2011 first quarter. About $7.1 billion of long-term advances were prepaid by borrowing members in the first quarter. Prepayment fees of $42.7 million were recorded in Net interest income. Net gains of $52.0 million were also realized when hedges and associated swaps were terminated contemporaneous with the prepayments of advances. To re-align our future debt profile in parallel with the assets that were prepaid, we extinguished $504.7 million of certain high-coupon debt that resulted in a charge to income of $55.2 million.
We recorded $71.2 million of net gains from derivative and hedging activities in the six months ended June 30, 2011, largely benefitting from the recognition of realized gains from termination of hedges in parallel with the prepayments of advances. Such hedge terminations alone contributed $52.0 million in derivative gains. In general, we hold derivatives and associated hedged instruments and consolidated obligation debt to their maturity, call, or put dates. When such financial instruments are held to their contractual maturity (or put/call dates), nearly all of the cumulative net fair value gains and losses that are recorded as unrealized will generally reverse over time, and fair value changes will sum to zero over time. In limited instances, when we terminate these instruments prior to maturity or prior to call or put dates (such as when members request prepayments of their borrowed advances), it would result in a realized gain or loss.

Credit-related OTTI was insignificant, only $0.5 million, compared with $4.7 million in the same period in 2010. OTTI charges were primarily as a result of additional credit losses recognized on previously impaired private-label MBS because of further deterioration in the performance parameters of the securities.
Our Operating Expenses were $15.2 million in the 2011 period, up from $13.8 million in the same period in 2010. Compensation and benefits rose to $53.0 million in the 2011 period, up from $25.8 million in the same period in 2010. In March 2011, we had contributed $24.0 million to our Defined Benefit Plan to eliminate a funding shortfall and the amount was charged to Net income.
AHP assessment set aside from income totaled $13.9 million in the 2011 period, up from $12.5 million in the same period in 2010. REFCORP assessment payments totaled $31.1 million in the 2011 period, up from $27.6 million in the same period in 2010.
Interest income
Interest income from advances and investments in mortgage-backed securities are our principal sources of income. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year period from the prior year period. The principal categories of Interest Income are summarized below (dollars in thousands):
     Table 1.2: Interest Income — Principal Sources

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2011	2010	Variance	2011	2010	Variance
Interest Income
Advances (a)	$115,504	$154,204	(25.10)%	$274,200	$303,844	(9.76)%
Interest-bearing deposits [1]	555	1,238	(55.16)	1,521	2,067	(26.42)
Federal funds sold	1,601	2,804	(42.91)	4,147	4,347	(4.62)
Available-for-sale securities	7,521	9,784	(23.13)	16,160	15,548	3.94
Held-to-maturity securities
Long-term securities	69,275	91,809	(24.55)	140,331	190,443	(26.31)
Mortgage loans held-for-portfolio	15,842	16,615	(4.65)	31,328	33,356	(6.08)

Total interest income (b)	$210,298	$276,454	(23.93)%	$467,687	$549,606	(14.90)%

[1]	Primarily form cash collateral deposited with swap counterparties. Cash collateral posted is within Derivative liabilities
(a)	Reported Interest income from advances was adjusted for the cash flows associated with interest rate swaps. We generally pay fixed-rate cash flows to derivative counterparties, and in exchange, we receive variable-rate LIBOR-indexed cash flows fixed-rate cash flows, which typically mirror the fixed-rate coupon received from advances borrowed by members.

(b)	Interest income in the 2011 second quarter and six months ended June 30, 2011 declined compared to the same periods in 2010. The primary causes were (1) lower coupons and yields from advances and investments in a declining interest rate environment, (2) lower volume of advance business, and (3) run-offs of higher yielding assets which were being replaced by assets with lower coupons. See Rate and Volume Analysis for more information.
Impact of hedging advances — We execute interest rate swaps to modify the effective interest rate terms of many of our fixed-rate advance products and typically all of our putable advances. In these swaps, we effectively convert a fixed-rate stream of cash flows from fixed-rate advances to a floating-rate stream of cash flows, typically indexed to LIBOR. These cash flow patterns from derivatives in the periods reported were in line with our interest rate risk management practices and achieved our goal of converting fixed-rate cash flows of hedged advances to LIBOR-indexed cash flows. Derivative strategies are used to manage the interest rate risk inherent in fixed-rate advances and are designed to protect future interest income.

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):
     Table 1.3: Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$518,610	$664,578	$1,115,914	$1,344,500
Net interest adjustment from interest rate swaps (a,b)	(403,106)	(510,374)	(841,714)	(1,040,656)

Total Advance interest income reported	$115,504	$154,204	$274,200	$303,844

(a)	The unfavorable cash flow patterns of the interest rate swaps were indicative of the declining LIBOR rates (obligation of the swap counterparty) compared to our fixed-rate obligation. We are generally indifferent to changes in the cash flow patterns as we also hedge our fixed-rate consolidated obligation debt, which is our primary funding base, and two hedge strategies together achieve our management’s overall net interest spread objective.

(b)	Under our accounting policy, net interest adjustments from derivatives (as described in the table above) may be offset against the net interest accruals of the hedged financial instrument (e.g. advance) only if the derivative is in a hedge-qualifying relationship. If the hedge does not qualify under hedge accounting rules, and our management designates the hedge as an economic hedge, the net interest adjustments from derivatives would not be recorded with the advance interest revenues. Instead, the net interest adjustments from swaps would be recorded in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities. Thus, the accounting designation of a hedge may have a significant impact on reported Interest income from advances, although Net income would not be impacted. There were no material amounts of net interest adjustments from interest rate swaps designated as economic hedges of advances that were reported in Other income (loss) in any periods in this report.
Interest expense
Our primary source of funding is through the issuance of consolidated obligation bonds and discount notes in the global debt markets. Consolidated obligation bonds are medium- and long-term bonds, while discount notes are short-term instruments. To fund our assets, our management considers our interest rate risk and liquidity requirements in conjunction with consolidated obligation buyers’ preferences and capital market conditions when determining the characteristics of debt to be issued. Typically we have used fixed-rate callable and non-callable bonds to fund mortgage-related assets and advances. Discount notes are issued to fund advances and investments with shorter interest rate reset characteristics.
The principal categories of Interest expense are summarized below (dollars in thousands). Changes in rate and intermediation volume (average interest-costing liabilities), the mix of debt issuances between bonds and discount notes, and the impact of hedging strategies explain the changes in interest expense.
     Table 1.4: Interest Expenses — Principal Categories

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2011	2010	Variance	2011	2010	Variance
Interest Expense
Consolidated obligations-bonds (a)	$103,215	$146,659	(29.62)%	$217,492	$301,572	(27.88)%
Consolidated obligations-discount notes	6,593	11,956	(44.86)	14,409	21,613	(33.33)
Deposits	358	963	(62.81)	828	1,854	(55.33)
Mandatorily redeemable capital stock	469	676	(30.62)	1,213	2,171	(44.12)
Cash collateral held and other borrowings	22	—	NM	31	—	NM

Total interest expense (b)	$110,657	$160,254	(30.95)%	$233,973	$327,210	(28.49)%

(a)	Reported Interest expense from consolidated obligation bonds and discount notes are typically adjusted for the cash flows associated with interest rate swaps. We generally pay variable-rate LIBOR-indexed cash flows to derivative counterparties and, in exchange, we receive fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the FHLBank bonds. We generally hedge our long-term fixed-rate bonds and almost all fixed-rate callable bonds with swaps that generally qualify for hedge accounting. We also economically hedged certain floating-rate bonds that were not indexed to 3-month LIBOR and certain short-term fixed-rate debt and discount notes because we believed that the hedges would not be highly effective in offsetting changes in the fair values of the debt and the swap, and would not therefore qualify for hedge accounting.

(b)	Reported Interest expense in the 2011 second quarter and the six months ended June 30, 2011 declined compared to the same periods in 2010 because of (1) lower cost of coupons paid on consolidated obligation bonds and discount notes, and (2) lower volume of debt issued because of decline in funding requirements as balance sheet assets declined, specifically advances borrowed by members. See Rate and Volume Analysis for more information.
Impact of hedging debt — We issue both fixed-rate callable and non-callable debt. Typically, the callable debt is issued with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of our fixed-rate callable debt. A substantial percentage of non-callable fixed-rate debt is also swapped to “plain vanilla” LIBOR-indexed cash flows. These hedging strategies benefit us in two principal ways: (1) fixed-rate callable bond, in conjunction with interest rate swap containing a call feature that mirrors the option embedded in the callable bond, enables us to meet our funding needs at yields not otherwise directly attainable through the issuance of callable debt; (2) the issuance of fixed-rate debt and the simultaneous execution of an interest rate swap converts the debt to an adjustable-rate instrument tied to an index, typically 3-month LIBOR. Derivative strategies are used to manage the interest rate risk inherent in fixed-rate debt, and certain floating-rate debt that are not indexed to 3-month LIBOR rates. The strategies are designed to protect future interest income. The economic hedge of debt tied to indices other than 3-month LIBOR (Prime, Federal funds rate, and 1-month LIBOR) is designed to effectively convert the cash flows of the debt to 3-month LIBOR.

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):
     Table 1.5: Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$237,237	$319,214	$486,982	$647,871
Discount notes-Interest expense before adjustment for swaps	5,199	11,956	13,015	21,613
Net interest adjustment for interest rate swaps (a, b)	(132,628)	(172,555)	(268,096)	(346,299)

Total Consolidated bonds and discount notes-interest expense reported	$109,808	$158,615	$231,901	$323,185

(a)	The favorable cash flow patterns of the interest rate swaps were indicative of the declining LIBOR rates (our obligation to pay the swap counterparty) relative to the counterparty’s fixed-rate obligation. We are generally indifferent to changes in the cash flow patterns as we typically hedge our fixed-rate advances borrowed by member to meet our overall net interest spread objective.

(b)	Under GAAP, net interest adjustments from derivatives (as described in the table above) may be offset against the net interest accruals of the hedged financial instrument (e.g. bonds and discount notes) only if the derivative is in a hedge-qualifying relationship. If the hedge does not qualify under hedge accounting rules, and our management designates the hedge as an economic hedge, the net interest adjustments from derivatives would not be recorded with the interest expense on debt. Instead, the net interest adjustments from swaps would be recorded in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities. Thus, the accounting designation of a hedge may have a significant impact on reported Interest expense from consolidated obligations.
Net interest income
The following table summarizes Net interest income (dollars in thousands):
     Table 1.6: Net Interest Income

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2011	2010	Variance	2011	2010	Variance
Total interest income	$210,298	$276,454	(23.93)%	$467,687	$549,605	(14.90)%
Total interest expense	110,657	160,254	(30.95)	233,973	327,210	(28.49)

Net interest income before provision for credit losses	$99,641	$116,200	(14.25)	$233,714	$222,395	5.09%

Net interest income is our principal source of revenue, and represents the difference between interest income from interest-earning assets and interest expense paid on interest-costing liabilities. Net interest income is impacted by a variety of factors. Net interest income is directly impacted by transaction volumes, as measured by average balances of interest earning assets and by the prevailing balance sheet yields, as measured by coupons on earning assets minus yields paid on interest-costing liabilities, net of the cash flows paid or received on interest rate derivatives that qualified under hedge accounting rules. All of these factors may fluctuate based on changes in interest rates, demand by members for advances, investor demand for debt issued by us, the change in the spread between the yields on advances and investments, and the cost of financing these assets by the issuance of debt to investors.
Interest margins on advances were generally weaker and the cost of funding remained above historical levels in the 2011 second quarter and six months ended June 30, 2011, relative to the same periods in 2010. Primary causes were (1) lower business volume as measured by average advances borrowed by members, and (2) prepayments, paydowns and maturities of higher-yielding assets that were replaced with assets with lower spreads.
In the 2011 second quarter, Net interest income was $99.6 million, down from $116.2 million in the same period in 2010. For the six months ended June 30, 2011, Net interest income was higher because of significant prepayment fees received in the 2011 first quarter and recorded as a component of Net interest income. Without the positive impact of the prepayment fees, Net interest income would have declined for the six months ended June 30, 2011, compared to the same period in 2010.
The low LIBOR rate has continued to compress margins. We try to execute interest rate swaps to convert fixed-rate debt to a sub-LIBOR spread, but when the LIBOR rate is low, there is very little “room” for achieving a spread that would be ascribed the triple-A rating of the FHLBank debt. As a result, on a swapped funding level, the low LIBOR rate has effectively driven up the cost of FHLBank consolidated obligation bonds and this has narrowed our margins. Yields sought by investors for longer-term FHLBank bonds still remain expensive, and it is not economical for us to offer longer-term advances, even if demand exists. The FHLBank discount notes, which have maturities from overnight to one year, were also priced at very narrow sub-LIBOR spreads. We have continued to use discount notes as an important funding tool because of their ease of issuance and continued investor demand at sub-LIBOR spreads.
Impact of lower interest income from investing member capital — We earn significant interest income from investing our members’ capital to fund interest-earning assets. Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and to changes in the average outstanding capital and non-interest bearing liabilities (Volume effects). In the 2011 second quarter and the six months ended June 30, 2011, we earned less interest income from investing members’ capital and net non-interest assets compared to the same periods in 2010. This was caused by the decline in average stockholders capital stock, which has declined in parallel with the lower volume of advances borrowed by members. As capital declines, we have lower amounts of deployed capital to invest and enhance interest income. Typically, members’ capital is invested in short-term liquid investments, and we earned very low income because of much lower yields. For more information, see Spread and Yield Analysis and Rate and Volume Analysis.

Impact of qualifying hedges on Net interest income — We deploy hedging strategies to protect future net interest income that may reduce income in the short-term. Net interest accruals of derivatives designated in a fair value or cash flow hedge qualifying under hedge accounting rules are recorded as adjustments to the interest income or interest expense associated with hedged assets or liabilities, and can have a significant impact on Net interest income. On a GAAP basis, the impact of cash flows from derivatives was to reduce Net interest income.
The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):
     Table 1.7: Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest Income	$613,404	$786,828	$1,309,401	$1,590,261
Net interest adjustment from interest rate swaps (a)	(403,106)	(510,374)	(841,714)	(1,040,656)

Reported interest income	210,298	276,454	467,687	549,605

Interest Expense	243,285	332,809	502,069	673,509
Net interest adjustment from interest rate swaps (b)	(132,628)	(172,555)	(268,096)	(346,299)

Reported interest expense	110,657	160,254	233,973	327,210

Net interest income (Margin) [1]	$99,641	$116,200	$233,714	$222,395

Net interest adjustment — interest rate swaps	$(270,478)	$(337,819)	$(573,618)	$(694,357)

Net interest accruals of derivatives designated in a fair value or cash flow hedge qualifying under the derivatives and hedge accounting rules were recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities, and had a significant impact on net interest income.

[1]	In aggregate we paid swap counterparties increasing amounts of interest payments, because the interest exchanges with the swap dealer have been such that the hedges of fixed-rate advances resulted in significantly greater amounts of cash out-flows than the cash in-flows from hedges of fixed-rate consolidated obligation debt. As reported in the table above, the unfavorable cash flow patterns of the interest rate swaps were indicative of the declining LIBOR rates (obligation of the swap counterparty) compared to our fixed-rate obligation. We are generally indifferent to changes in the cash flow patterns, as they achieve our overall net interest spread objective and we remain indifferent for the most part to the volatility of interest rates.
(a)   In a hedge of a fixed-rate advance, we pay the swap dealer fixed-rate interest payment (which typically mirrors the coupon of the hedged advance), and in return the swap counterparties pays a pre-determined spread plus the prevailing LIBOR, which resets generally every three months.
(b)   In a hedge of a fixed-rate consolidated obligation debt, we pay the swap dealer LIBOR-indexed interest payments, and in return the swap dealer pays fixed-rate interest payments (which typically mirrors the coupon paid to investors holding the FHLBank debt).
Impact of economic hedges on Net interest income 2011 second quarter and year-to-date compared to same periods in 2010 — We designate certain derivative transactions as economic hedges, primarily as hedges of the FHLBank debt. Under existing accounting rules, the interest income or expense generated from the derivatives designated as economic hedges is not reported as a component of Net interest income, although they have an economic impact on Net interest income, and are recorded instead as derivative gains and losses in Other income (loss).

The following table contrasts Net interest income, Net income spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):
     Table 1.8: GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Amount	ROA	Net Spread	Amount	ROA	Net Spread
GAAP net interest income	$99,641	0.41%	0.37%	$116,200	0.43%	0.38%
Interest income (expense)
Swaps not designated in a hedging relationship	8,757	0.03	0.04	22,747	0.09	0.10

Economic net interest income	$108,398	0.44%	0.41%	$138,947	0.52%	0.48%

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Amount	ROA	Net Spread	Amount	ROA	Net Spread
GAAP net interest income	$233,714	0.47%	0.44%	$222,395	0.41%	0.36%
Interest income (expense)
Swaps not designated in a hedging relationship	21,614	0.05	0.04	59,967	0.11	0.11

Economic net interest income	$255,328	0.52%	0.48%	$282,362	0.52%	0.47%

Explanation of the use of certain non-GAAP measures of Interest Income and Expense, Net Interest income and margin. We have presented our results of operations in accordance with U.S. generally accepted accounting principles. We have also presented certain information regarding our Interest Income and Expense, Net Interest income and Net Interest spread that combines interest expense on debt with net interest paid on interest rate swaps associated with debt that were hedged on an economic basis. These are non-GAAP financial measures used by management that we believe are useful to investors and our investors and stockholders in understanding our operational performance as well as business and performance trends. Although we believe these non-GAAP financial measures enhance investor and members’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. When discussing non-GAAP measures, we have provided GAAP measures in parallel.
The reporting classification of interest income or expense associated with swaps designated as economic hedges has no impact on Net income, as these adjustments are either reported as a component of Net interest income or as a component of Other income as gains or losses from hedging activities. Interest rate swaps designated as economic hedges have declined as much of the swaps executed in prior year periods have matured. In prior year periods, significant amounts of swaps were designated as economic hedges of consolidated obligation debt, in a hedging strategy that converted floating-rate debt indexed to 1-month LIBOR, the Prime rate, and the Federal funds rate to 3-month LIBOR cash flows.

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
Table 1.9: Spread and Yield Analysis

	Three months ended June 30,
	2011			2010
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$74,797,343	$115,504	0.62%	$85,609,419	$154,204	0.72%
Certificates of deposit and other	2,181,487	555	0.10	2,287,411	1,238	0.22
Federal funds sold and other overnight funds	8,501,670	1,601	0.08	6,432,022	2,804	0.17
Investments	11,694,705	76,796	2.63	12,310,641	101,593	3.31
Mortgage and other loans	1,281,393	15,842	4.96	1,281,438	16,615	5.20

Total interest-earning assets	$98,456,598	$210,298	0.86%	$107,920,931	$276,454	1.03%

Funded By:
Consolidated obligations-bonds	$66,508,832	$103,215	0.62	$71,738,002	$146,659	0.82
Consolidated obligations-discount notes	21,686,807	6,593	0.12	22,354,159	11,956	0.21
Interest-bearing deposits and
other borrowings	2,356,650	380	0.06	5,215,582	963	0.07
Mandatorily redeemable capital stock	58,700	469	3.20	96,435	676	2.81

Total interest-bearing liabilities	90,610,989	110,657	0.49%	99,404,178	160,254	0.65%

Capital and other non-interest-
bearing funds	7,845,609	—		8,516,753	—

Total Funding	$98,456,598	$110,657		$107,920,931	$160,254

Net Interest Income/Spread		$99,641	0.37%		$116,200	0.38%

Net Interest Margin
(Net interest income/Earning Assets)			0.41%			0.43%

	Six months ended June 30,
	2011			2010
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
Earning Assets:
Advances	$76,591,806	$274,200	0.72%	$88,496,021	$303,844	0.69%
Certificates of deposit and other	2,274,388	1,521	0.13	2,274,360	2,067	0.18
Federal funds sold and other overnight funds	7,927,702	4,147	0.11	5,856,448	4,347	0.15
Investments	11,728,481	156,491	2.69	12,358,552	205,991	3.36
Mortgage and other loans	1,276,066	31,328	4.95	1,290,463	33,356	5.21

Total interest-earning assets	$99,798,443	$467,687	0.95%	$110,275,844	$549,605	1.01%

Funded By:
Consolidated obligations-bonds	$69,446,862	$217,492	0.63	$73,010,343	$301,572	0.83
Consolidated obligations-discount notes	19,736,618	14,409	0.15	23,448,818	21,613	0.19
Interest-bearing deposits and
other borrowings	2,390,429	859	0.07	5,133,920	1,854	0.07
Mandatorily redeemable capital stock	58,947	1,213	4.15	102,382	2,171	4.28

Total interest-bearing liabilities	91,632,856	233,973	0.51%	101,695,463	327,210	0.65%

Capital and other non-interest-
bearing funds	8,165,587	—		8,580,381	—

Total Funding	$99,798,443	$233,973		$110,275,844	$327,210

Net Interest Income/Spread		$233,714	0.44%		$222,395	0.36%

Net Interest Margin
(Net interest income/Earning Assets)			0.47%			0.41%

[1]	Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by us and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and rates are annualized.

Rate and Volume Analysis
The Rate and Volume Analysis presents changes in interest income, interest expense, and net interest income that are due to changes in volumes and rates. The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and interest expense (in thousands).
     Table 1.10: Rate and Volume Analysis

		For the three months ended
		June 30, 2011 vs. June 30, 2010
		Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(18,170)	$(20,530)	$(38,700)
Certificates of deposit and other	(55)	(628)	(683)
Federal funds sold and other overnight funds	717	(1,920)	(1,203)
Investments	(4,879)	(19,918)	(24,797)
Mortgage loans and other loans	(1)	(772)	(773)

Total interest income	(22,388)	(43,768)	(66,156)

Interest Expense
Consolidated obligations-bonds	(10,092)	(33,352)	(43,444)
Consolidated obligations-discount notes	(347)	(5,016)	(5,363)
Deposits and borrowings	(473)	(110)	(583)
Mandatorily redeemable capital stock	(292)	85	(207)

Total interest expense	(11,204)	(38,393)	(49,597)

Changes in Net Interest Income	$(11,184)	$(5,375)	$(16,559)

		For the six months ended
		June 30, 2011 vs. June 30, 2010
		Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(42,197)	$12,553	$(29,644)
Certificates of deposit and other	—	(546)	(546)
Federal funds sold and other overnight funds	1,291	(1,491)	(200)
Investments	(10,075)	(39,425)	(49,500)
Mortgage loans and other loans	(369)	(1,659)	(2,028)

Total interest income	(51,350)	(30,568)	(81,918)

Interest Expense
Consolidated obligations-bonds	(14,122)	(69,958)	(84,080)
Consolidated obligations-discount notes	(3,114)	(4,090)	(7,204)
Deposits and borrowings	(984)	(11)	(995)
Mandatorily redeemable capital stock	(896)	(62)	(958)

Total interest expense	(19,116)	(74,121)	(93,237)

Changes in Net Interest Income	$(32,234)	$43,553	$11,319

The principal components of non-interest income (loss) are summarized below (in thousands):
Table 1.11: Analysis of Non-Interest Income (Loss)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Other income (loss):
Service fees and other	$1,479	$1,129	$2,735	$2,174
Instruments held at fair value — Unrealized gains (losses)	(6,141)	(4,248)	(5,401)	(12,667)

Total OTTI losses	(166)	(202)	(166)	(4,075)
Net amount of impairment losses reclassified (from) to
Accumulated other comprehensive loss	26	(1,068)	(344)	(595)

Net impairment losses recognized in earnings	(140)	(1,270)	(510)	(4,670)

Net realized and unrealized gains (losses) on derivatives and hedging activities	6,644	(11,425)	71,214	(11,788)
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities	17	—	17	708
Losses from extinguishment of debt and other	(3,647)	(643)	(55,540)	(869)

Total other income (loss)	$(1,788)	$(16,457)	$12,515	$(27,112)

Service fees
Service fees are derived primarily from providing correspondent banking services to members and fees earned on standby letters of credit. We do not consider income from such services to be a significant element of our operations.

Net impairment losses recognized in earnings on held-to-maturity securities — Other-than-temporary impairment (“OTTI”)
Credit-related OTTI was insignificant in all periods in 2011. In 2010, credit-related OTTI was $1.3 million and $4.7 million for the 2010 second quarter and six months ended June 30, 2010. OTTI charges were primarily a result of additional credit losses caused by slight deterioration in the performance parameters of certain previously impaired private-label MBS. We make quarterly cash flow assessments of the expected credit performance of our entire portfolio of private-label MBS.
Earnings impact of derivatives and hedging activities
We may designate a derivative as either a hedge of (1) the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (fair value hedge); (2) a forecasted transaction; or (3) the variability of future cash flows of a floating-rate asset or liability (cash flow hedge). We may also designate a derivative as an economic hedge, which does not qualify for hedge accounting under the accounting standards for derivatives and hedging.
•	Qualifying hedges under the accounting standards for derivatives and hedging

Net realized and unrealized gains and losses from qualifying hedging activities are typically impacted by changes in the benchmark interest rate (designated as LIBOR) and the degree of ineffectiveness of hedging relationships between the change in the fair value of derivatives and changes in the fair value of the hedged assets and liabilities attributable to changes in benchmark interest rate. Typically, such gains and losses represent hedge ineffectiveness between changes in the fair value of the hedged item and changes in the fair value of the derivative.

•	Instruments held at fair value under the Fair Value Option

We have elected to carry certain consolidated obligation bonds and discount notes at fair value in the Statements of Condition under the accounting standards for the fair value option (“FVO”). We record changes in the unrealized fair value gains and losses on these liabilities in Other income (loss). In general, transactions elected for the fair value option are in economic hedge relationships through the execution of interest rate swaps to offset the fair value volatility of consolidated obligation debt elected under the FVO.

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

•	Interest rate swaps and option contracts designated as standalone economic hedges of balance sheet assets and liabilities

When hedges do not qualify for hedge accounting or when the operational cost of applying hedge accounting outweighs the benefits, we hedge such assets and liabilities in an economic hedge and the fair value changes of the hedging instrument, the swap or an option, are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of Income, without the benefit of offsetting changes of the hedged item.
Key components of net gains from derivatives and hedging activities were primarily due to:
•	In the 2011 second quarter, net fair value gains of $6.6 million were primarily driven by (1) net gains of $10.7 million from changes in the fair values of derivative designated as economic hedges of bonds and discount notes accounted under the FVO, (2) net interest income associated with swaps designated as economic hedges of advances and debt that did not qualify for hedge accounting, and (3) amortization of fair value basis adjustments of hedged items. Taken together, they contributed $8.9 million in net gains. Gains were partly offset by (1) decline of $9.5 million in fair values of purchased caps, and $4.8 million in net unfavorable hedge ineffectiveness from qualifying hedges.

•	In the six months ended June 30, 2011, net fair value gains of $71.2 million were primarily driven by (1) realized gains from termination of hedges contemporaneous with the significant prepayments of hedged advances in the 2011 first quarter and contributed $52.0 million, (2) derivatives hedging debt under the FVO contributed $17.4 million in net unrealized fair value gains, (3) net interest income associated with swaps designated as economic hedges, and amortization of fair value basis adjustments, taken together contributed $13.6 million in net gains. Gains were partly offset by decline of $13.1 million in fair values of purchased caps.

The following tables summarize the impact of hedging activities on earnings (in thousands):
Table 1.12: Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended June 30, 2011
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(409,875)	$29	$132,687	$(1,394)	$—	$—	$(278,553)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	233	—	1,505	—	—	—	1,738
Net gains (losses) derivatives-FVO (c)	—	—	10,491	217	—	—	10,708
Gains (losses)-economic hedges (d)	(1,162)	370	4,495	—	(9,511)	6	(5,802)

Net realized and unrealized (losses) gains on derivatives and hedging activities	(929)	370	16,491	217	(9,511)	6	6,644

Total	$(410,804)	$399	$149,178	$(1,177)	$(9,511)	$6	$(271,909)

	Three months ended June 30, 2010
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(510,594)	$(6)	$172,447	$—	$—	$—	$(338,153)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	(1,395)	—	(189)	—	—	—	(1,584)
Net gains (losses) derivatives-FVO (c)	—	—	3,088	1,102	—	—	4,190
Gains (losses)-economic hedges (d)	(2,389)	405	(8,781)	(594)	(2,856)	184	(14,031)

Net realized and unrealized (losses) gains on derivatives and hedging activities	(3,784)	405	(5,882)	508	(2,856)	184	(11,425)

Total	$(514,378)	$399	$166,565	$508	$(2,856)	$184	$(349,578)

	Six months ended June 30, 2011
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(850,698)	$53	$267,686	$(1,394)	$—	$—	$(584,353)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	56,570	—	3,302	—	—	—	59,872
Net gains (losses) derivatives-FVO (c)	—	—	17,095	312	—	—	17,407
Gains (losses)-economic hedges (d)	(1,100)	540	7,589	—	(13,100)	6	(6,065)

Net realized and unrealized (losses) gains on derivatives and hedging activities	55,470	540	27,986	312	(13,100)	6	71,214

Total	$(795,228)	$593	$295,672	$(1,082)	$(13,100)	$6	$(513,139)

	Six months ended June 30, 2010
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(1,040,971)	$16	$345,224	$—	$—	$—	$(695,731)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	(776)	—	3,815	—	—	—	3,039
Net gains (losses) derivatives-FVO (c)	—	—	17,477	1,102	—	—	18,579
Gains (losses)-economic hedges (d)	(6,032)	554	4,515	703	(33,349)	203	(33,406)

Net realized and unrealized (losses) gains on derivatives and hedging activities	(6,808)	554	25,807	1,805	(33,349)	203	(11,788)

Total	$(1,047,779)	$570	$371,031	$1,805	$(33,349)	$203	$(707,519)

(a)	Net interest accruals of derivatives designated in qualifying fair value or cash flow hedges are recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities. When hedge accounting is discontinued, we will continue to carry the derivative on the balance sheet at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and we will amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield methodology. When we enter into an agreement with a member to modify the terms of an existing advance, and if the new advance qualifies as a modification of the existing hedged advance, the hedging fair value adjustments are recorded in the carrying value of the modified advance and amortized over the life of the modified advance as a component of interest income from advances.

(b)	For qualifying fair value hedges, changes in the fair value of a derivative and the offsetting gain or loss on the hedged asset or liability attributable to the hedged risk are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. To the extent that changes in the fair value of the derivative are not entirely offset by changes in the fair value of the hedged asset or liability, the net impact from hedging activities represents hedge ineffectiveness.

(c)	The recorded P&L impact of fair value changes of consolidated obligation bonds and discount notes under the FVO are primarily unrealized. Debt under the FVO designation consisted primarily of intermediate term bonds and discount notes. Gains are recorded when the debt’s market observable yields (with appropriate consideration for credit standing) are higher than the contractual coupons or yields of the designated debt as of the balance sheet dates. Conversely, if market interest rates fall below the contractual coupons or yields, a fair value loss is recorded. Losses and gains would also be recorded in the period the debt matures, causing previously recorded unrealized gains and losses to reverse in that period. Said another way, when bonds and discount notes are recorded at fair value and are held to maturity, their cumulative fair value changes sum to zero at maturity.

(d)	Economic hedges were primarily (1) derivatives hedging basis risk of debt issued at indices other than the 3-month LIBOR rate, (2) purchase caps, and (3) de-designated hedges of advances.

Cash Flow Hedges
Hedges of anticipated issuances of debt-From time to time, we execute interest rate swaps on the anticipated issuance of debt to “lock in” a spread between the earning asset and the cost of funding. The hedges are accounted under cash flow hedging rules and the effective portion of changes in the fair values of the swaps is recorded in AOCI; the ineffective portion is recorded through net income. The swap is terminated upon issuance of the debt instrument, and amounts reported in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued. The maximum period of time that we typically hedge our exposure to the variability in future cash flows for forecasted transactions is between three and six months. At June 30, 2011, we had open contracts of $200.0 million of swaps to hedge the anticipated issuances of debt. The fair values of the open contracts recorded in AOCI amounted to an unrealized gain of $2.4 million at June 30, 2011. No amounts were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges, because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter in any periods in this report. Ineffectiveness from hedges designated as cash flow hedges was not material in any periods reported in this Form 10-Q. Over the next 12 months, it is expected that $3.4 million of net losses recorded in AOCI will be recognized as an interest expense.
Hedges of discount note issuances-In the 2011 first quarter, we introduced a new cash flow hedging strategy. In this strategy, we execute long-term pay-fixed, receive 3-month LIBOR-indexed interest rate swaps that are designated as cash flow hedges of a rollover financing program involving the sequential issuances of fixed-rate 3-month term discount notes over the same period as the term of the swap. The objective of the hedge is to offset the variability of cash flows attributable to changes in benchmark interest rate (3-month LIBOR), due to the rollover of its fixed-rate 91 day discount notes issued in parallel with the cash flow payments of the swap every 91 days through till the maturity of the swap. Changes in the cash flows of the interest rate swap are expected to be highly effective at offsetting the changes in the interest element of the cash flows related to the forecasted issuance of the 91 day discount note. The maximum period of time that we hedged exposure to the variability in future cash flows in this program is three months.
Derivative gains and losses reclassified from Accumulated other comprehensive income (loss) to current period income
The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):
          Table 1.13: Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Accumulated other comprehensive income/(loss) from cash flow hedges
Beginning of period	$(11,468)	$(20,551)	$(15,196)	$(22,683)
Net hedging transactions	(10,315)	(864)	(7,625)	(472)
Reclassified into earnings	960	1,801	1,998	3,541

End of period	$(20,823)	$(19,614)	$(20,823)	$(19,614)

Debt extinguishment and sale of investment securities
The following table summarizes such activities (in thousands):
          Table 1.14: Gains (Losses) on Sale and Extinguishment of Financial Instruments

	Six months ended June 30,
	2011		2010
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Extinguishment of CO Bonds (a)	$353,500	$(37,844)	$250,000	$44
Transfer of CO Bonds to Other FHLBanks (a)	$150,049	$(17,332)	$—	$—

(a)	We retire debt principally to reduce future debt costs when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities. When assets are prepaid ahead of their expected or contractual maturities, we also attempt to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns. Bond retirement typically requires a payment of a premium resulting in a loss. We typically receive prepayment fees when assets are prepaid, and we typically remain economically indifferent. From time to time, we may sell investment securities classified as available-for-sale, or on an isolated basis may be asked by the issuer of a security which we have classified as held-to-maturity (“HTM”) to redeem the investment security. There were de-minimis amounts of such sales in 2011.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2011 second quarter and year-to-date compared to same periods in 2010.
The following table sets forth the major categories of operating expenses (dollars in thousands):
          Table 1.15: Operating Expenses

	Three months ended June 30,
	2011	Percentage of Total	2010	Percentage of Total
Temporary workers	$40	0.53%	$17	0.23%
Occupancy	1,059	13.85	1,077	14.49
Depreciation and leasehold amortization	1,371	17.92	1,391	18.71
Computer service agreements and contractual services	2,597	33.95	2,451	32.96
Professional and legal fees	872	11.39	1,056	14.20
Other *	1,711	22.36	1,443	19.41

Total operating expenses (a)	$7,650	100.00%	$7,435	100.00%

Salaries	$7,407	52.73	$7,368	57.04%
Employee benefits	6,640	47.27	5,549	42.96

Total Compensation and Benefits (b)	$14,047	100.00%	$12,917	100.00%

Finance Agency and Office of Finance	$3,113		$1,993

	Six months ended June 30,
	2011	Percentage of Total	2010	Percentage of Total
Temporary workers	$88	0.58%	$56	0.41%
Occupancy	2,173	14.30	2,139	15.53
Depreciation and leasehold amortization	2,770	18.25	2,757	20.01
Computer service agreements and contractual services	5,171	34.06	4,352	31.58
Professional and legal fees	1,670	11.00	1,598	11.60
Other *	3,308	21.81	2,875	20.87

Total operating expenses (a)	$15,180	100.00%	$13,777	100.00%

Salaries	$14,966	28.22%	$14,331	55.52%
Employee benefits	38,062	71.78	11,480	44.48

Total Compensation and Benefits (b)	$53,028	100.00%	$25,811	100.00%

Finance Agency and Office of Finance	$6,510		$4,411

*	Other Operating expense primarily represents audit fees, director fees and expenses, insurance and telecommunications.

(a)	Operating expenses included the administrative and overhead costs of operating our Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members. We were also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The 12 FHLBanks and two other GSEs share the administrative cost of the Finance Agency.

(b)	For the six months ended June 30, 2011, Compensation and benefits rose to $53.0 million, up from $25.8 million in the same period in 2010. In March 2011, we had contributed $24.0 million to our Defined Benefit Plan to eliminate a funding shortfall and this amount was charged to Net income.
Affordable Housing Program obligations — We fulfill our AHP obligations primarily through direct grants to members, who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low- and moderate-income households. Ten percent of our annual pre-assessment regulatory net income is set aside for the Affordable Housing Program. The amounts set aside are considered our liability towards our Affordable Housing Program obligations. AHP grants and subsidies are provided to members out of this liability.
The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):
          Table 2.1: Affordable Housing Program Liabilities

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Beginning balance	$135,131	$145,660	$138,365	$144,489
Additions from current period’s assessments	5,975	6,371	13,945	12,497
Net disbursements for grants and programs	(7,275)	(7,957)	(18,479)	(12,912)

Ending balance	$133,831	$144,074	$133,831	$144,074

REFCORP - The following table provides roll-forward information with respect to changes in REFCORP liabilities (in thousands):
          Table 2.2: REFCORP

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$18,735	$13,873	$21,617	$24,234
Additions from current period’s assessments	13,328	14,166	31,073	27,576
Net disbursements to REFCORP	(17,331)	(13,951)	(37,958)	(37,722)

Ending balance	$14,732	$14,088	$14,732	$14,088

Financial Condition (dollars in thousands):
        Table 3.1: Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	June 30, 2011	December 31, 2010	dollar amount	percentage
Assets
Cash and due from banks	$5,545,092	$660,873	$4,884,219	739.06%
Federal funds sold	4,475,000	4,988,000	(513,000)	(10.28)
Available-for-sale securities	3,537,983	3,990,082	(452,099)	(11.33)
Held-to-maturity securities Long-term securities	8,399,659	7,761,192	638,467	8.23
Advances	74,791,153	81,200,336	(6,409,183)	(7.89)
Mortgage loans held-for-portfolio	1,296,251	1,265,804	30,447	2.41
Derivative assets	33,006	22,010	10,996	49.96
Other assets	264,113	323,773	(59,660)	(18.43)

Total assets	$98,342,257	$100,212,070	$(1,869,813)	(1.87)%

Liabilities
Deposits
Interest-bearing demand	$1,860,533	$2,401,882	$(541,349)	(22.54)%
Non-interest bearing demand	2,618	9,898	(7,280)	(73.55)
Term	39,000	42,700	(3,700)	(8.67)

Total deposits	1,902,151	2,454,480	(552,329)	(22.50)

Consolidated obligations
Bonds	62,815,651	71,742,627	(8,926,976)	(12.44)
Discount notes	27,013,011	19,391,452	7,621,559	39.30

Total consolidated obligations	89,828,662	91,134,079	(1,305,417)	(1.43)

Mandatorily redeemable capital stock	58,221	63,219	(4,998)	(7.91)

Derivative liabilities	694,369	954,898	(260,529)	(27.28)
Other liabilities	579,965	461,025	118,940	25.80

Total liabilities	93,063,368	95,067,701	(2,004,333)	(2.11)

Capital	5,278,889	5,144,369	134,520	2.61

Total liabilities and capital	$98,342,257	$100,212,070	$(1,869,813)	(1.87)%

Balance sheet overview — June 30, 2011 compared to December 31, 2010
Total assets were $98.3 billion at June 30, 2011, up modestly from $96.9 billion at March 31, 2011, but still lower than $100.2 billion at December 31, 2010. Principal amounts of Advances to members declined to $71.1 billion at June 30, 2011 compared to $76.9 billion at December 31, 2010, although the declining trend may have bottomed out as we are seeing signs of a relatively stable advance borrowing base.
Aside from advances, our primary earning assets were investment portfolios, comprising mainly of GSE-issued mortgage-backed securities (“MBS”). We also hold small portfolios of private-label MBS, bonds issued by state and local government housing agencies, and MPF loans.

Advances — Our balance sheet management strategy has been to keep balance sheet growth or decline in line with the changes in member demand for advances.
        Table 3.2: Advance Graph
Investments - Our investment strategies continue to be restrained, and acquisitions were limited to investments in mortgage-backed securities (“MBS”) issued by GSEs and U.S. government agencies. Acquisitions even in such securities have been made only when they justified our risk-reward preferences.
Market pricing of GSE-issued MBS was substantially in net unrealized fair value gain positions. Fair values of the private-label securities also improved at June 30, 2011 relative to December 31, 2010, but were still depressed, as market conditions for such securities remained uncertain. For more information about fair values of AFS and HTM securities, see Note 16 Fair Values of Financial Instruments. Recent rating downgrade of U.S. and government-related organizations, including Fannie Mae and Freddie Mac could alter the perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, and securities issued by the institutions could also be correspondingly affected by any such downgrade. Instruments of this nature are key assets on the FHLBNY’s balance sheet and downgrades may also adversely affect the market value of such instruments.
Leverage — At June 30, 2011, balance sheet leverage was 18.6 times shareholders’ equity, compared to 19.5 times capital at December 31, 2010. Our balance sheet management strategy is to keep the balance sheet change in line with the changes in member demand for advances, although from time to time we may maintain excess liquidity investments to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged. Under our existing capital management practices, members are required to purchase capital stock to support their borrowings from us, and when capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged. As capital increases or declines in line with higher or lower volumes of advances, we may also adjust our assets by increasing or decreasing holdings of short-term investments in certificates of deposit, and, to some extent, our positions in Federal funds sold, which we inventory to accommodate unexpected member needs for liquidity.
Debt — Our primary source of funds continued to be the issuance of consolidated obligation bonds and discount notes. Discount notes are consolidated obligations with maturities up to one year, and consolidated bonds have maturities of one year or longer. Our ability to access the capital markets and other sources of funding, as well as our cost of funds, are dependent on our credit ratings from the major ratings organizations. On August 8, 2011, S&P lowered the long-term rating of the senior unsecured debt issues of the Federal Home Loan Bank System to “AA+” from “AAA”, and also revised the rating outlook of the debt to negative. A rating being placed on negative outlook indicates a substantial likelihood of a risk of further downgrades within two years. Our liquidity position could be adversely affected by many causes, both internal and external to our business as a result of the downgrade.
Liquidity and Short-term Debt — The following table summarizes our short-term debt (in thousands). Also see Tables 7.1 — 7.10 and 10.4 for additional information.
        Table 3.3: Short-Term Debt

	Short Term Liquidity
	June 30, 2011	December 31, 2010
Consolidated Obligations-Discount Notes [1]	$27,013,011	$19,391,452
Consolidated Obligations-Bonds With Original Maturities of One Year or Less [2]	$9,185,000	$12,410,000

[1]	Outstanding at end of the period — carrying value

[2]	Outstanding at end of the period — par value
Our liquid assets included cash at the FRB, Federal funds sold, and a portfolio of highly rated GSE securities that are available-for-sale.
The FHLBanks’ GSE status enables the FHLBanks to fund our consolidated obligation debt at tight margins to U.S. Treasury. These are discussed in more detail under “Debt Financing and Consolidated Obligations” in this MD&A. Our internal source of liquidity position remains strong and was in compliance with all regulatory requirements, and we do not foresee any changes to that position.

Among other liquidity measures, we are required to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. The first scenario assumes that we cannot access capital markets for 15 days and that during that time, members do not renew their maturing, prepaid and called advances. The second scenario assumes that we cannot access the capital market for five days and during that period, members renew maturing and called advances. We were in compliance with regulations under both scenarios.
We also have other liquidity measures in place — Deposit Liquidity and Operational Liquidity indicated that our liquidity buffers were in excess of required reserves. For more information about our liquidity measures, please see section “Liquidity, Cash Flows, Short-term Borrowings and Short-term Debt” in this MD&A.
Advances
Our primary business is making collateralized loans, known as “advances,” to members.
Member demand for advance borrowings had declined in the 2011 first quarter, a continuing trend from 2010, but borrowed amounts have stabilized in the 2011 second quarter. Member prepayments were significant in the 2011 first quarter, but were largely concentrated on the prepayments of putable fixed-rate advances, which were replaced almost immediately by medium- and short-term fixed-rate advances without the put option.
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and term funding. This demand is driven by economic factors such as availability of alternative funding sources that are more attractive, or by the interest rate environment and the outlook for the economy. Members may choose to prepay advances (which may generate prepayment penalty fees) based on their expectations of interest rate changes and demand for liquidity. Advance volume is also influenced by merger activity, where members are either acquired by non-members or acquired by members of another FHLBank. When our members are acquired by members of another FHLBank or a non-member, the former members no longer qualify for membership and we may not offer renewals or additional advances to the former members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight lending if the former member borrowed short-term and overnight advances.
Advances — Product Types
The following table summarizes par values of advances by product type (dollars in thousands):
     Table 4.1: Advances by Product Type

	June 30, 2011		December 31, 2010
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit — ARCs	$6,716,000	9.45%	$8,121,000	10.56%
Fixed Rate Advances	59,149,364	83.18	64,557,112	83.91
Short-Term Advances	2,524,950	3.55	1,357,300	1.76
Mortgage Matched Advances	435,873	0.61	479,934	0.62
Overnight & Line of Credit (OLOC) Advances	1,288,838	1.81	1,402,696	1.82
All other categories	996,400	1.40	1,021,497	1.33

Total par value	71,111,425	100.00%	76,939,539	100.00%

Discount on AHP Advances	(29)		(42)
Hedging adjustments	3,679,757		4,260,839

Total	$74,791,153		$81,200,336

Member demand for advance products
Fixed-rate advance products declined at June 30, 2011 primarily because of the prepayment of fixed-rate putable advances. Members have also remained reluctant to borrow long-term advances. Most of the prepayments were immediately replaced by medium- and short-term advances, which also explains the increase in Short-Term fixed rate advances.
Adjustable Rate Advances (“ARC Advances”) — Demand for ARC advances had stabilized in the 2011 first quarter after a declining trend in most of 2010. In the 2011 second quarter, maturing advances were not replaced, resulting in a decline in outstanding balances. Generally, our larger members have been the more significant borrowers of ARCs.
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
Member demand for fixed-rate advances has been soft in the six months ended June 30, 2011 and borrowings have declined. Prepayment activity has been heavily concentrated in fixed-rate putable advance category. On aggregate, maturing and prepaid advances have been replaced by short- and medium-term advances, as members remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances or an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.
Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from two days to 30 years.
A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”). Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because of the “put” feature that we have purchased from the member, driving down the coupon on the advance. The price advantage of a putable advance increases with the numbers of puts sold and the length of the term of a putable advance. With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s). We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms. In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term-advances. Maturing and prepaid putable advances were either not replaced or replaced by bullet advance (without the put feature), and outstanding balances declined to $23.4 billion at June 30, 2011, compared to $34.7 billion at December 31, 2010.
Short-term Advances — Demand for Short-term fixed-rate advances has been uneven in the six months ended June 30, 2011. Borrowings increased in the first quarter, then declined in the second quarter but the amounts outstanding are still higher than the outstanding amounts at December 31, 2010, primarily because borrowing members replaced some of the prepaid putable advances with short-term advances to take advantage of the current low coupons.
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
The following table summarizes merger activity (dollars in thousands):
          Table 4.2: Merger Activity

	June 30, 2011	December 31, 2010
Number of Non-Members [1]	10	8
Non-member advances outstanding at period end	$813,829	$837,025

[1]	Members who became non-members because of mergers.
The former members are not considered to have a significant borrowing potential.

Prepayment of Advances
Prepayment initiated by members or former members is another important factor that impacts advances. We charge a prepayment fee when the member or a former member prepays certain advances before the original maturity.
The following table summarizes prepayment activity (in thousands):
          Table 4.3: Prepayment Activity

	Prepayment Activity
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Advances pre-paid at par	$767,513	$2,337,015	$7,874,880	$2,517,015

Prepayment fees (a)	$9,647	$5,296	$52,389	$5,996

(a)	For advances that are prepaid and hedged under hedge accounting rules, we generally terminate the hedging relationship upon prepayment and adjust the prepayment fees received for the associated fair value basis of the hedged prepaid advance.
Advances — Interest Rate Terms
The following table summarizes interest-rate payment terms for advances (dollars in thousands):
          Table 4.4: Advances by Interest-Rate Payment Terms

	June 30, 2011		December 31, 2010
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$64,395,422	90.56%	$68,818,343	89.44%
Variable-rate (b)	6,708,000	9.43	8,113,000	10.55
Variable-rate capped (c)	8,000	0.01	8,000	0.01
Overdrawn demand deposit accounts	3	—	196	—

Total par value	71,111,425	100.00%	76,939,539	100.00%

Discount on AHP Advances	(29)		(42)
Hedging basis adjustments	3,679,757		4,260,839

Total	$74,791,153		$81,200,336

(a)	Fixed-rate borrowings remained popular with members but amounts borrowed have declined in line with the overall decline in member demand for advances. The product is popular with members as reflected by an increasing percentage of total advances outstanding.

(b)	Variable-rate advances outstanding declined in percentage terms and amounts outstanding. Member demand for adjustable-rate LIBOR-based funding has been weak, as members may perceive the risk of a combination of an unsettled interest rate environment and a steepening yield curve to make variable-rate borrowing relatively unattractive from an interest-rate risk management perspective. Variable-rate capped advances also declined in a declining interest rate environment.

(c)	Typically, capped ARCs are in demand by members only in a rising rate environment, as they would purchase cap options from the FHLBNY to limit borrowers’ interest rate exposure. With a capped variable rate advance, we had purchased cap options that mirrored the terms of the caps sold to members, offsetting the FHLBNY’s exposure on the advance.
The following table summarizes variable-rate advances by reference-index type (in thousands):
          Table 4.5: Variable-Rate Advances

	June 30, 2011	December 31, 2010
LIBOR indexed	$6,716,000	$8,121,000
Overdrawn demand deposit accounts	3	196
Prime	—	—

Total	$6,716,003	$8,121,196

The following table summarizes maturity and yield characteristics of par amounts of advances (dollars in thousands):
          Table 4.6: Advances by Maturity and Yield Type

	June 30, 2011		December 31, 2010
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$15,267,435	21.47%	$14,384,651	18.70%
Due after one year	49,127,987	69.09	54,433,692	70.75

Total Fixed-rate	64,395,422	90.56	68,818,343	89.45

Variable-rate
Due in one year or less	2,016,503	2.84	2,488,196	3.23
Due after one year	4,699,500	6.60	5,633,000	7.32

Total Variable-rate	6,716,003	9.44	8,121,196	10.55

Total par value	71,111,425	100.00%	76,939,539	100.00%

Discount on AHP Advances	(29)		(42)
Hedging adjustments	3,679,757		4,260,839

Total	$74,791,153		$81,200,336

Impact of Derivatives and hedging activities to the balance sheet carrying values of Advances
Advance book values included fair value basis adjustments (“hedging adjustments”), for those advances recorded under hedge accounting provisions. When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction.
We hedge certain advances using both cancellable and non-cancellable interest rate swaps. These qualify as fair value hedges under the derivatives and hedge accounting rules. Recorded fair value basis adjustments to advances in the Statements of Condition were a result of these hedging activities. We hedge the risk of changes in the benchmark rate, which we have adopted as LIBOR. The benchmark rate is also the discounting basis for computing changes in fair values of hedged advances.
The most significant element that impacts balance sheet reporting of advances is the recording of fair value basis adjustments to the carrying value of advances in the Statements of Condition. In addition, when putable advances are hedged by cancellable swaps, the possibility of exercise of the call shortens the expected maturity of the advance. The impact of derivatives on our income is discussed in this MD&A under “Results of Operations.” Fair value basis adjustments as measured under the hedging rules are impacted by hedge volume, the interest rate environment and the volatility of the interest rates.
Hedge volume — We primarily hedge putable advances and certain “bullet” fixed-rate advances under the hedging accounting provisions when they qualify under those standards, and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.
The following table summarizes hedged advances by type of option features (in thousands):
          Table 4.7: Hedged Advances by Type

	Advances
Par Amount	June 30, 2011	December 31, 2010
Qualifying Hedges
Fixed-rate bullets	$34,622,666	$26,562,821
Fixed-rate putable (a)	22,448,662	33,612,162
Fixed-rate callable	400,000	150,000

Total Qualifying Hedges	$57,471,328	$60,324,983

Aggregate par amount of advances hedged [1]	$57,607,995	$60,461,327

Fair value basis (Qualifying hedging adjustments)	$3,679,757	$4,260,839

[1]	Except for an insignificant notional amount of derivatives that were designated as economic hedges of advances, hedged advances were in a qualifying hedging relationship under the accounting standards for derivatives and hedging. (See Tables 9.1 — 9.5). No advances were designated under the FVO. We typically hedge fixed-rate advances in order to convert fixed-rate cash flows to LIBOR-indexed cash flows through the use of interest rate swaps.

(a)	We have allowed our fixed-rate putable advances to decline and since almost all advances with put or call features are hedged, the decline in hedged advances was consistent with the contraction of fixed-rate putable advances. We purchase the put option in the advance from the borrowing member, and this option mirrors the cancellable swap option owned by the swap counterparty. Under the terms of the put option, we have the right to terminate the advance at agreed-upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then-prevailing market rates and at the then-existing terms and conditions.

Fair value basis adjustments — Fair value gains were consistent with the higher contractual coupons of hedged long- and medium-term fixed-rate advances. These advances had been issued in prior years at the then-prevailing higher interest rate environment (compared to the lower interest rate environment at the balance sheet dates). In a lower interest rate environment, fixed-rate advances will exhibit net unrealized fair value basis gains. The period-over-period decrease in net fair value basis adjustments of hedged Advances was not significant. Decline in outstanding hedged advances resulted in a decline in fair value basis adjustments (volume effect), and was partially offset by an increase in basis due to a modest down shift of the forward swap interest rates at June 30, 2011, relative to December 31, 2010. As future swap rates decline, the higher contractual coupons of the advances become more “valuable” and fair value basis gains increase.
Table 4.8: LIBOR Graph
Unrealized gains from fair value basis adjustments to advances were almost entirely offset by net fair value unrealized losses of the derivatives associated with the fair value hedges of advances, thereby achieving our hedging objectives of mitigating fair value basis risk.
Advances — Call Dates and Exercise Options
The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that we control. Put dates are summarized into similar maturity tenors as the previous table that summarizes advances by contractual maturities (dollars in thousands).
Table 4.9: Advances by Put/Call Date [1]

	June 30, 2011		December 31, 2010
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Overdrawn demand deposit accounts	$3	—%	$196	—%
Due or putable\callable in one year or less [2]	38,748,347	54.49	49,443,712	64.26
Due or putable after one year through two years	9,621,792	13.53	8,889,867	11.55
Due or putable after two years through three years	6,412,800	9.02	6,959,596	9.05
Due or putable after three years through four years	3,527,556	4.96	4,744,502	6.17
Due or putable after four years through five years	7,463,510	10.50	4,145,209	5.39
Due or putable after five years through six years	2,875,414	4.04	815,948	1.06
Thereafter	2,462,003	3.46	1,940,509	2.52

Total par value	71,111,425	100.00%	76,939,539	100.00%

Discount on AHP advances	(29)		(42)
Hedging adjustments	3,679,757		4,260,839

Total	$74,791,153		$81,200,336

[1]	Contrasting advances by contractual maturity dates (See Tables 4.1 — 4.10) with potential put dates illustrates the impact of hedging on the effective duration of our advances. Advances borrowed by members include a significant amount of putable advances in which we have purchased from members the option to terminate advances at agreed-upon dates from members. Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates. Under current hedging practices, when the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par. Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current hedge strategy.

[2]	Includes eight callable advances totaling $400.0 million par at June 30, 2011.

The following table summarizes notional amounts of advances that were still putable or callable (one or more pre-determined option exercise dates remaining) (in thousands):
Table 4.10: Putable and Callable Advances

	Advances
	June 30, 2011*	December 31, 2010*
Putable	$23,351,162	$34,651,912

No-longer putable	$2,173,000	$2,581,100

Callable	$400,000	$150,000

*	Par Value
We have allowed our fixed-rate putable advances to decline and member borrowings have been weak for putable advances, which are typically medium and long-term. Significant prepayment of putable advances was the primary cause of the decline.
Investments
We maintain investments for our liquidity purposes, and to manage stock repurchases and redemptions, provide additional earnings, and ensure the availability of funds to meet the credit needs of our members. We also maintain longer-term investment portfolios, which are principally mortgage-backed securities issued by government-sponsored mortgage agencies, a smaller portfolio of MBS issued by private enterprises, and securities issued by state or local housing finance agencies.
Investments —Policies and Practices
Finance Agency regulations limit investment in housing-related obligations of state and local governments and their housing finance agencies to obligations that carry ratings of double-A or higher. Mortgage- and asset-backed securities acquired must carry the highest ratings from Moody’s Investors Service (“Moody’s”) or Standard & Poor’s Rating Services (“S&P”) at the time of purchase. Finance Agency regulations further limit the mortgage- and asset-backed investments of each FHLBank to 300 percent of that FHLBank’s capital. We were within the 300 percent limit for all periods reported. During all periods reported, our investment in mortgage-backed securities complied with a Board-approved policy of acquiring mortgage-backed securities issued or guaranteed by the government-sponsored housing enterprises, or prime residential mortgages rated triple-A at acquisition by both Moody’s and S&P’s rating services.
It is our practice not to lend unsecured funds to members, including overnight Federal funds and certificates of deposit. We do not preclude or specifically seek out investments any differently than we would in the normal course of acquiring securities for investments, unless prohibited by existing regulations. Unsecured lending to members is not prohibited by Finance Agency regulations or Board of Directors’ policy. We are prohibited from purchasing a consolidated obligation issued directly by another FHLBank, but may acquire consolidated obligations for investment in the secondary market after the bond settles. We made no investments in consolidated obligations during the periods in this report.
The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments). No securities classified as available-for-sale were OTTI (dollars in thousands):
Table 5.1: Investments by Categories

	June 30,	December 31,	Dollar	Percentage
	2011	2010	Variance	Variance
State and local housing finance agency obligations [1]	$806,379	$770,609	$35,770	4.64%
Mortgage-backed securities
Available-for-sale securities, at fair value	3,527,930	3,980,135	(452,205)	(11.36)
Held-to-maturity securities, at carrying value	7,593,280	6,990,583	602,697	8.62

Total securities	11,927,589	11,741,327	186,262	1.59

Grantor trust [2]	10,053	9,947	106	1.07
Federal funds sold	4,475,000	4,988,000	(513,000)	(10.28)

Total investments	$16,412,642	$16,739,274	$(326,632)	(1.95)%

[1]	Classified as held-to-maturity securities, at carrying value.

[2]	Classified as available-for-sale securities, at fair value and represents investments in registered mutual funds and other fixed-income securities maintained under the grantor trust.

Long-Term Investments
Investments with original long-term contractual maturities were comprised of mortgage- and asset-backed securities, and investment in securities issued by state and local housing agencies. These investments were classified either as “Held-to-maturity” or as “Available-for-sale” securities. We own a grantor trust to fund current and potential future payments to retirees for supplemental pension plan obligations. The trust fund is classified as available-for-sale and is invested in fixed-income and equity funds.
Mortgage-Backed Securities — By Issuer
Issuer composition of held-to-maturity mortgage-backed securities was as follows (carrying values; dollars in thousands):
Table 5.2: Held-to-Maturity Mortgage-Backed Securities — By Issuer

	June 30,	Percentage	December 31,	Percentage
	2011	of Total	2010	of Total
U.S. government sponsored enterprise residential mortgage-backed securities	$5,325,731	70.14%	$5,528,792	79.09%
U.S. agency residential mortgage-backed securities	101,403	1.34	116,126	1.66
U.S. government sponsored enterprise commercial
mortgage-backed securities	1,401,316	18.45	476,393	6.81
U.S. agency commercial mortgage-backed securities	39,428	0.52	48,748	0.70
Private-label issued securities backed by home equity loans	329,967	4.35	351,455	5.03
Private-label issued residential mortgage-backed securities	230,273	3.03	292,477	4.18
Private-label issued securities backed by manufactured	165,162	2.17	176,592	2.53

housing loans
Total Held-to-maturity securities-mortgage-backed securities	$7,593,280	100.00%	$6,990,583	100.00%

Held-to-maturity mortgage- and asset-backed securities (“MBS”) — Our conservative purchasing practices over the years are evidenced by the high concentration of MBS issued by the GSEs.
Local and housing finance agency bonds — We have investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) classified as held-to-maturity. Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing.
Available-for-sale securities — Any investments we might sell before maturity is classified as available-for-sale (“AFS”) and we carry them at fair value. Fair value changes are recorded in AOCI until the security is sold or is anticipated to be sold.
The composition of our available-for-sale securities was as follows (dollars in thousands):
Table 5.3: Available-for-Sale Securities Composition

	June 30,	Percentage	December 31,	Percentage
	2011	of Total	2010	of Total
Fannie Mae	$2,193,475	62.17%	$2,478,313	62.26%
Freddie Mac	1,264,724	35.85	1,429,900	35.93
Ginnie Mae	69,731	1.98	71,922	1.81

Total AFS mortgage-backed securities	3,527,930	100.00%	3,980,135	100.00%

Grantor Trust — Mutual funds	10,053		9,947

Total AFS portfolio	$3,537,983		$3,990,082

All of the mortgage-backed securities in the AFS portfolio were issued by Fannie Mae, Freddie Mac, or a U.S. agency. Funds in the grantor’s trust are invested in registered mutual funds, fixed-income and equity funds, and are designated as available-for-sale.

External rating information of the held-to-maturity portfolio was as follows. (Carrying values; in thousands):
     Table 5.4: External Ratings of the Held-to-Maturity Portfolio

	June 30, 2011
					Below
					Investment
	AAA-rated(a)	AA-rated	A-rated	BBB-rated	Grade	Total
Long-term securities
Mortgage-backed securities	$6,992,695	$255,120	$90,998	$75,704	$178,763	$7,593,280
State and local housing finance agency obligations	70,889	673,530	—	61,960	—	806,379

Total Long-term securities	$7,063,584	$928,650	$90,998	$137,664	$178,763	$8,399,659

	December 31, 2010
					Below
					Investment
	AAA-rated(a)	AA-rated	A-rated	BBB-rated	Grade	Total
Long-term securities
Mortgage-backed securities	$6,463,552	$266,567	$87,796	$17,446	$155,222	$6,990,583
State and local housing finance agency obligations	71,461	631,943	—	67,205	—	770,609

Total Long-term securities	$6,535,013	$898,510	$87,796	$84,651	$155,222	$7,761,192

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):
     Table 5.5: External Ratings of the Available-for-Sale Portfolio

	June 30, 2011

	AAA-rated(a)	AA-rated	A-rated	BBB-rated	Unrated	Total
Available-for-sale securities
Mortgage-backed securities [1]	$3,527,930	$—	$—	$—	$—	$3,527,930
Other — Grantor trust	—	—	—	—	10,053	10,053

Total	$3,527,930	$—	$—	$—	$10,053	$3,537,983

	December 31, 2010

	AAA-rated(a)	AA-rated	A-rated	BBB-rated	Unrated	Total
Available-for-sale securities
Mortgage-backed securities [1]	$3,980,135	$—	$—	$—	$—	$3,980,135
Other — Grantor trust	—	—	—	—	9,947	9,947

Total	$3,980,135	$—	$—	$—	$9,947	$3,990,082

[1]	GSE and U.S. Obligations

(a)	The “AAA” credit rating status of GSE-issued securities were based on credit ratings assigned to GSEs by the major credit rating agencies as of June 30, 2011. On August 8, 2011, S&P downgraded the credit rating of government sponsored enterprises to “AA+/Negative”, while Moody’s affirmed the “AAA” status of GSEs.
Weighted average rates — Mortgage-backed securities (HTM and AFS)
The following table summarizes weighted average rates and amounts by contractual maturities. A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):
     Table 5.6: Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	June 30, 2011		December 31, 2010
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$—	—%	$—	—%
Due after one year through five years	1,324	6.24	1,730	6.25
Due after five years through ten years	2,135,671	4.10	1,374,456	4.36
Due after ten years	9,051,932	2.26	9,664,231	2.57

Total mortgage-backed securities	$11,188,927	2.61%	$11,040,417	2.79%

Adverse Case Scenario — OTTI securities
We evaluated our credit-impaired private-label MBS under a base case (or best estimate) scenario, and also performed a cash flow analysis for each of those securities under assumptions that forecasted a larger home price decline and a slower rate of housing price recovery. The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities. The results of the adverse case scenario are presented below alongside our expected outcome for the credit impaired securities (the base case) (in thousands):
     Table 5.7: Base and Adverse Case Stress Scenarios

As of June 30, 2011
	Actual Results - Base Case Scenario		Adverse Case Scenario
		OTTI Related to Credit		OTTI Related to Credit
	UPB	Loss	UPB	Loss
RMBS Prime	$—	$—	$—	$—
Alt-A	—	—	—	—
HEL Subprime	22,957	140	22,957	218

Total	$22,957	$140	$22,957	$218

	As of December 31, 2010
	Actual Results - Base Case Scenario		Adverse Case Scenario
		OTTI Related to Credit		OTTI Related to Credit
	UPB	Loss	UPB	Loss
RMBS Prime	$16,477	$176	$16,477	$272
Alt-A	—	—	—	—
HEL Subprime	17,641	409	17,641	421

Total	$34,118	$585	$34,118	$693

Non-Agency Private label mortgage — and asset-backed securities
Our investments in privately-issued MBS are summarized below. All private-label MBS were classified as held-to-maturity. (Unpaid principal balance (a); in thousands):
     Table 5.8: Non-Agency Private Label Mortgage — and Asset-Backed Securities

	June 30, 2011			December 31, 2010
	Variable			Variable
Private-label MBS	Fixed Rate	Rate	Total	Fixed Rate	Rate	Total
Private-label RMBS
Prime	$222,381	$3,802	$226,183	$284,552	$3,995	$288,547
Alt-A	5,221	3,121	8,342	5,877	3,276	9,153

Total PL RMBS	227,602	6,923	234,525	290,429	7,271	297,700

Home Equity Loans
Subprime	368,720	74,796	443,516	389,031	81,835	470,866

Total Home Equity Loans	368,720	74,796	443,516	389,031	81,835	470,866

Manufactured Housing Loans
Subprime	165,180	—	165,180	176,611	—	176,611

Total Manufactured Housing Loans	165,180	—	165,180	176,611	—	176,611

Total UPB of private-label MBS	$761,502	$81,719	$843,221	$856,071	$89,106	$945,177

(a)	Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):
     Table 5.9: PLMBS by Year of Securitization and External Rating

	June 31, 2010									Total
	Unpaid Principal Balance									Credit and
						Below		Gross		Non-Credit
	Ratings					Investment	Amortized	Unrealized		OTTI
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Grade	Cost	(Losses)	Fair Value	Losses[1]
RMBS
Prime
2006	$32,115	$—	$—	$—	$—	$32,115	$31,637	$(388)	$31,249	$—
2005	46,733	—	—	12,456	—	34,277	45,395	(496)	44,948	—
2004 and earlier	147,335	98,328	3,802	—	39,740	5,465	146,745	(353)	149,696	—

Total RMBS Prime	226,183	98,328	3,802	12,456	39,740	71,857	223,777	(1,237)	225,893	—

Alt-A
2004 and earlier	8,342	8,342	—	—	—	—	8,342	(683)	7,684	—

Total RMBS	234,525	106,670	3,802	12,456	39,740	71,857	232,119	(1,920)	233,577	—

HEL
Subprime
2004 and earlier	443,516	18,718	86,166	88,511	54,213	195,908	414,321	(57,894)	357,697	(166)

Manufactured Housing Loans

Subprime
2004 and earlier	165,180	—	165,180	—	—	—	165,162	(8,408)	156,754	—

Total PLMBS	$843,221	$125,388	$255,148	$100,967	$93,953	$267,765	$811,602	$(68,222)	$748,028	$(166)

	December 31, 2010									Total
	Unpaid Principal Balance									Credit and
						Below		Gross		Non-Credit
	Ratings					Investment	Amortized	Unrealized		OTTI
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Grade	Cost	(Losses)	Fair Value	Losses[1]
RMBS
Prime
2006	$40,987	$—	$—	$—	$—	$40,987	$40,413	$(303)	$40,313	$(479)
2005	59,456	—	—	17,664	—	41,792	57,863	(589)	57,763	—
2004 and earlier	188,104	180,110	7,994	—	—	—	187,256	(388)	191,029	—

Total RMBS Prime	288,547	180,110	7,994	17,664	—	82,779	285,532	(1,280)	289,105	(479)

Alt-A
2004 and earlier	9,153	9,153	—	—	—	—	9,154	(528)	8,684	—

Total RMBS	297,700	189,263	7,994	17,664	—	82,779	294,686	(1,808)	297,789	(479)

HEL
Subprime
2004 and earlier	470,866	124,936	88,402	89,465	27,984	140,079	442,173	(64,076)	378,992	(4,573)

Manufactured Housing Loans
Subprime
2004 and earlier	176,611	—	176,611	—	—	—	176,592	(21,437)	155,155	—

Total PLMBS	$945,177	$314,199	$273,007	$107,129	$27,984	$222,858	$913,451	$(87,321)	$831,936	$(5,052)

[1]	Credit-related OTTI was offset by reclassification of non-credit OTTI to Net income.

Weighted-average market price offers an analysis of unrealized loss percentage; a comparison of the weighted-average credit support to weighted-average collateral delinquency percentage is another indicator of the credit support available to absorb potential cash flow shortfalls.
     Table 5.10: Weighted-Average Market Price of MBS

	June 30, 2011
	Original
	Weighted-	Weighted-	Weighted-Average
	Average Credit	Average Credit	Collateral
Private-label MBS	Support %	Support %	Delinquency %
RMBS
Prime
2006	3.88%	5.41%	9.52%
2005	2.42	4.72	3.80
2004 and earlier	1.57	3.90	1.09

Total RMBS Prime	2.08	4.28	2.85

Alt-A
2004 and earlier	11.31	33.56	8.44

Total RMBS	2.41	5.32	3.05

HEL
Subprime
2004 and earlier	57.44	32.19	15.89

Manufactured Housing Loans
Subprime
2004 and earlier	100.00	27.43	3.21

Total Private-label MBS	50.47%	23.78%	9.83%

	December 31, 2010
	Original
	Weighted-	Weighted-	Weighted-Average
	Average Credit	Average Credit	Collateral
Private-label MBS	Support %	Support %	Delinquency %
RMBS
Prime
2006	3.81%	5.30%	6.94%
2005	2.52	4.29	3.05
2004 and earlier	1.56	3.40	0.65

Total RMBS Prime	2.08	3.86	2.04

Alt-A
2004 and earlier	11.11	33.38	7.42

Total RMBS	2.36	4.76	2.20

HEL
Subprime
2004 and earlier	57.15	64.57	17.26

Manufactured Housing Loans
Subprime
2004 and earlier	100.00	100.00	3.51

Total Private-label MBS	47.90%	52.36%	9.95%

Definitions:
Original Weighted-Average Credit Support percentage represents the average of a cohort of securities by vintage; credit support is defined as the credit protection level at the time the mortgage-backed securities closed. Support is expressed as a percentage of the sum of: subordinate bonds, reserve funds, guarantees, overcollateralization, divided by the original collateral balance.
Weighted-Average Credit Support percentage represents the average of a cohort of securities by vintage; credit support is defined as the credit protection level as of the mortgage-backed securities most current payment date. Support is expressed as a percentage of the sum of: subordinate bonds, reserve funds, guarantees, overcollateralization, divided by the most current unpaid collateral balance.
Weighted-average collateral delinquency percentage represents the average of a cohort of securities by vintage: collateral delinquency is defined as the sum of the unpaid principal balance of loans underlying the mortgage-backed security where the borrower is 60 or more days past due, or in bankruptcy proceedings, or the loan is in foreclosure, or has become real estate owned divided by the aggregate unpaid collateral balance.
Short-term investments
We typically maintain substantial investments in high quality, short- and intermediate-term financial instruments such as certificates of deposit, as well as overnight and term Federal funds sold to highly-rated financial institutions. These investments provide the liquidity necessary to meet members’ credit needs. Short-term investments also provide a flexible means of implementing the asset/liability management decisions to increase liquidity. We may also invest in certificates of deposit with maturities not exceeding 270 days and issued by major financial institutions, and would be recorded at amortized cost basis and designated as held-to-maturity investment.
Federal funds sold — Historically, we have been a provider of Federal funds to our members, allowing us to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.
Cash collateral pledged — All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition. We generally execute derivatives with major financial institutions and enter into bilateral collateral agreements. When our derivatives are in a net unrealized loss position, as a liability from our perspective, counterparties are exposed and we would be called upon to post cash collateral to mitigate the counterparties’ credit exposure. Collateral agreements include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed upon thresholds. Typically, such cash deposit pledges earn interest at the overnight Federal funds rate.
Mortgage Loans Held-for-Portfolio
The portfolio of mortgage loans was primarily comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”). We do not expect the MPF loans to increase substantially, and provide this product to members as another alternative for them to sell their mortgage production.
The following table summarizes MPF loan by product types (in thousands):
     Table 6.1: MPF by Loss Layers

	June 30, 2011	December 31, 2010
Original MPF (a)	$368,412	$343,925
MPF 100 (b)	20,678	23,591
MPF 125 (c)	454,297	392,780
MPF 125 Plus (d)	442,184	494,917
Other	8,532	9,408

Total MPF Loans *	$1,294,103	$1,264,621

*	Par amount of total mortgage loan held-for-portfolio includes CMA, par amount at June 30, 2011 was $0.3 million.

(a)	Original MPF — The first layer of losses is applied to the First Loss Account provided by our Bank. The member then provides a credit enhancement up to “AA” rating equivalent. We would absorb any credit losses beyond the first two layers, though the possibility of any such losses id remote.

(b)	MPF 100 — The first layer of losses is applied to the First Loss Account we provide. Losses incurred in the First Loss Account are deducted from credit enhancement fees payable to the member after the third year. The member then provides a credit enhancement up to “AA” rating equivalent less the amount placed in the FLA. We absorb any losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses). We would absorb any credit losses beyond the first two layers.

(c)	MPF 125 — The first layer of losses is applied to the First Loss Account we provide. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. The member then provides a credit enhancement up to “AA” rating equivalent less the amount placed in the FLA. We absorb any losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses). We would absorb any credit losses beyond the first two layers.

(d)	MPF Plus — The first layer of losses is applied to the First Loss Account (“FLA”) in an amount equal to a specified percentage of loans in the pool as of the sale date. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. We absorb any losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses) The member acquires an additional Credit Enhancement (“CE”) coverage through a supplemental mortgage insurance policy (“SMI”) to cover second-layer losses that exceed the deductible (“FLA”) of the Supplemental Mortgage Insurance policy. Losses not covered by the First Loss Account or Supplemental Mortgage Insurance coverage will be paid by the member’s Credit Enhancement obligation up to “AA” rating equivalent. We would absorb losses that exceeded the Credit Enhancement obligation, though such losses are a remote possibility.
Mortgage loans — Conventional and Insured Loans.
The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):
     Table 6.2: Mortgage Loans — Conventional and Insured Loans

	June 30, 2011	December 31, 2010
Federal Housing Administration and Veteran Administration insured loans	$8,263	$5,610
Conventional loans	1,285,571	1,255,212
Others	269	3,799

Total par value	$1,294,103	$1,264,621

Mortgage Loans — Credit Enhancement
The amount of the credit enhancement is computed with the use of a S&P’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement becomes an obligation of the Participating Financial Institution (“PFI”). For taking on the credit enhancement obligation, the PFI receives a credit enhancement fee that we pay. For certain MPF products, the credit enhancement fee is accrued and paid each month. For other MPF products, the credit enhancement fee is accrued and paid monthly after being deferred for 12 months.
The portion of the credit enhancement that is an obligation of the PFI must be fully secured with pledged collateral. A portion of the credit enhancement may also be covered by insurance, subject to limitations specified in the Acquired Member Assets regulation. Each member or housing associate that participates in the MPF program must meet our established financial performance criteria. In addition, we perform financial reviews of each approved PFI annually.

The second layer is that amount of credit obligation that the PFI has taken on, which will equate the loan to a double-A rating. We pay a CE fee to the PFI for taking on this obligation. We assume all residual risk.
Loan concentration was in New York State, which is to be expected since the largest two PFIs are located in New York.
     Table 6.3: Concentration of MPF Loans

Concentration of MPF Loans
	June 30, 2011		December 31, 2010
	Number of	Amounts	Number of	Amounts
	loans %	outstanding %	loans %	outstanding %
New York State	72.7%	65.9%	73.3%	67.7%
Deposit Liabilities
Deposit liabilities consisted of member deposits and, from time to time, may also include unsecured overnight borrowings from other FHLBanks.
Member deposits — We operate deposit programs for the benefit of our members. Deposits are primarily short-term in nature, with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Deposits at June 30, 2011 stood at $1.9 billion, compared to $2.5 billion at December 31, 2010. In addition to member deposits, we may accept deposits from governmental institutions. Fluctuations in member deposits do not represent a significant source of liquidity for us.
Borrowings from other FHLBanks — We may borrow from other FHLBanks, generally for a period of one day and at market terms. There were no significant borrowings in any periods in this report.
Debt Financing Activity and Consolidated Obligations
Consolidated obligations, which consist of consolidated bonds and consolidated discount notes, are the joint and several obligations of the FHLBanks and the principal funding source for our operations. Discount notes are consolidated obligations with maturities of up to 365 days, and consolidated bonds have maturities of one year or longer. Member deposits, capital and, to a lesser extent, borrowings from other FHLBanks are also funding sources. The FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on our credit ratings from major ratings organizations. Please see Page 73 for our credit ratings and discussions about recent downgrade.
Consolidated Obligation Liabilities
The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency. Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates and other terms available for consolidated obligations in the market place. Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. The FHLBanks have emphasized diversification of funding sources and channels as the need for funding from the capital markets has grown.
The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs as described below. We participate in both programs.
The Global Debt Program provides the FHLBanks with the ability to distribute debt into multiple primary markets across the globe. The FHLBank global debt issuance facility has been in place since July 1994. FHLBank global bonds are known for their variety and flexibility; all can be customized to meet changing market demand with different structures, terms and currencies. Global Debt Program bonds are available in maturities ranging from one year to 30 years, with the majority of global issues being between one and five years. The most common Global Debt Program structures are bullets, floaters and fixed-rate callable bonds with maturities of one through ten years. Issue sizes are typically from $500 million to $5 billion and individual bonds can be reopened to meet additional demand. Bullets are the most common global bonds, particularly in sizes of $3 billion or larger.
In the TAP issue program, domestic bullet bond issuances are consolidated by the Office of Finance and issued through daily auctions of common maturities by reopening previously issued bonds. Effectively, the program has reduced the number of separate FHLBanks bullet issues, and individual issues have grown as large as $1.0 billion. The increased issue sizes have a number of market benefits for investors, dealers and the 12 FHLBanks. TAP issues have improved market awareness, expanded secondary market trading opportunities, improved liquidity and stimulated greater demand from investors and dealers seeking high-quality GSE-issued securities with U.S. Treasury-like characteristics. The TAP issues follow the same 3-month quarterly cycles used for the issuance of “on-the-run” Treasury securities and also have semi-annual coupon payment dates (March, June, September and December). The coupons for new issues are determined by the timing of the first auction during a given quarter.
The FHLBanks also issue global consolidated obligation bonds to provide a scheduled monthly issuance of global bullet consolidated obligation bonds. As part of this process, management from each of the FHLBanks will determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s capital to total system capital. If the FHLBanks’ commitments exceed the minimum debt issue size, the proceeds are allocated based on relative capital of the FHLBanks with the allocation limited to the lesser of the allocation amount or actual commitment amount. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. The FHLBanks can, however, pass on any scheduled calendar slot and not issue any global bullet consolidated obligation bonds upon agreement of eight of the 12 FHLBanks.

Highlights — Debt issuance and funding management
Our consolidated obligation debt has contracted, in part due to the contraction of our advance business and in part due to reduction in overall funding requirements, as we have also been cautious about increasing our investment portfolios. However, our primary source of funds continued to be the issuance of consolidated bonds and discount notes.
Debt extinguishment — The following table summarizes debt transferred to or from another FHLBank and debt retired by the FHLBNY (in thousands):
     Table 7.1: Transferred and Retired Debt

	Six months ended June 30,
	2011*	2010*
Debt transferred to another FHLBank	$150,000	$—

Debt transferred from another FHLBank	$—	$—

Debt extinguished	$354,710	$250,000

*	Par value
Consolidated obligation bonds
The following table summarizes types of bonds issued and outstanding (dollars in thousands):
     Table 7.2: Consolidated Obligation Bonds by Type

	June 30, 2011		December 31, 2010
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$38,076,520	61.42%	$43,307,980	61.01%
Fixed-rate, callable	5,295,000	8.54	8,821,000	12.43
Step Up, non-callable	—	—	—	—
Step Up, callable	3,710,000	5.98	2,725,000	3.84
Single-index floating rate	14,915,000	24.06	16,128,000	22.72

Total par value	61,996,520	100.00%	70,981,980	100.00%

Bond premiums	170,248		163,830
Bond discounts	(30,958)		(31,740)
Fair value basis adjustments	672,001		622,593
Fair value basis adjustments on terminated hedges	593		501
Fair value option valuation adjustments and accrued interest	7,247		5,463

Total bonds	$62,815,651		$71,742,627

Impact of hedging fixed-rate consolidated obligation bonds
We hedge certain fixed-rate debt using both cancellable and non-cancellable interest rate swaps in fair value hedges under the accounting standards for derivatives and hedging. We may also hedge the anticipatory issuance of bonds under the provisions of “cash flow” hedging rules as provided in the accounting standards for derivatives and hedging.
The most significant element that impacts balance sheet reporting of debt is the recording of fair value basis and valuation adjustments. In addition, when callable bonds are hedged by cancellable swaps, the possibility of exercise of the call shortens the expected maturity of the bond. The impact of hedging debt on recorded interest expense is discussed in this MD&A under “Results of Operations.” Its impact as a risk management tool is discussed under ITEM 3. Quantitative And Qualitative Disclosure About Market Risk.
Fair value basis and valuation adjustments — We use interest rate derivatives to hedge the risk of changes in the benchmark rate, which is LIBOR for us, and is also the discounting basis for computing changes in fair values of hedged bonds. For all periods in this report, we recorded net unrealized fair value basis losses that were not significant relative to the principal amounts of bonds outstanding primarily because of the relatively short durations of hedged bonds. Carrying values of bonds designated under the FVO are also adjusted for valuation adjustments to recognize changes in the full fair value of the bonds elected under the FVO. Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.

Hedge volume — The following three tables provide par amounts of bonds accounted for under (1) a hedge that qualified under accounting rules, (2) designated under the FVO, and (3) designated as an economic hedge (in thousands):
     Table 7.3: Bonds Hedged under Qualifying Hedges

	Consolidated Obligation Bonds
Par Amount	June 30, 2011	December 31, 2010
Qualifying Hedges [1]
Fixed-rate bullet bonds (a)	$25,664,830	$27,610,830
Fixed-rate callable bonds (b)	7,160,610	5,905,000

	$32,825,440	$33,515,830

1	Under hedge accounting rules

(a)	We hedged a significant percentage of fixed-rate non-callable bonds (also referred to as bullet bonds) under hedge accounting rules, to mitigate the fair value risk from changes in the benchmark rate. The hedges effectively convert the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR.

(b)	Callable bonds contain a call option which we purchase from the investor. Generally, the call option terms mirror the call option terms embedded in a cancellable swap. Under the terms of the call option, we have the right to terminate the bond at agreed upon dates, and the swap counterparty has the right to cancel the swap.
     Table 7.4: Bonds under the Fair Value Option (FVO)
If, at inception of the hedges, we did not believe that the hedges would be highly effective in offsetting fair value changes between the derivative and the debt (hedged item), we may designate the debt under the FVO if operationally practical, and record changes to the full fair values of both the derivative and debt through P&L. The recorded balance sheet value of debt under the FVO would include the fair value basis adjustments so that the debt’s balance sheet carrying values would be its fair value as summarized in the following table (in thousands):

	Consolidated Obligation Bonds
Par Amount	June 30, 2011	December 31, 2010
Bonds designated under FVO	$9,445,000	$14,276,000

We may also decide that the operational cost of designating debt under the FVO (or fair value hedge accounting) is not operationally practical and would then opt to hedge the debt on an economic basis to mitigate the economic risks. In this scenario, the balance sheet carrying value of the debt would not include fair value basis since the debt is recorded at amortized cost.
The following table summarizes bonds hedged on an economic basis (in thousands):
     Table 7.5: Economically Hedged Bonds

	Consolidated Obligation Bonds
Par Amount	June 30, 2011	December 31, 2010
Bonds designated as economically hedged
Floating-rate bonds (a)	$8,200,000	$8,928,000
Fixed-rate bonds (b)	220,000	115,000

	$8,420,000	$9,043,000

(a) Floating-rate debt — Hedged floating-rate bonds were indexed to interest rates other than 3-month LIBOR by entering into swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR. The hedge objective was to reduce the basis risk from any asymmetrical changes between 3-month LIBOR and the Prime, Federal funds rate, or the 1-month LIBOR. Such bonds were hedged by interest-rate swaps with mirror image terms and the swaps were designated as a stand-alone derivatives because the operational cost of designating the swaps in a hedge qualifying relationship outweighed the accounting benefits.
(b) Fixed-rate debt — The interest-rate environment has been relatively stable allowing our hedges to remain as highly effective hedges; a modest numbers of fixed-rate bonds were designated as hedged on an economic basis.
Impact of changes in interest rates to the balance sheet carrying values of hedged bonds — The carrying amounts of consolidated obligation bonds included fair value basis losses. Changes in fair value basis from one period to another reflect changes in the term structure of interest rates, the shape of the yield curve at the two measurement dates, and the value and implied volatility of call options of callable bonds.
Most of the hedged bonds had been issued in prior years at the then prevailing higher interest-rate environment. Since such bonds were typically fixed-rate, in a lower interest rate environment these fixed-rate bonds exhibited unrealized fair value basis losses, which were recorded as part of the balance sheet carrying values of the hedged debt. Fair value losses were not significant because the hedged bonds were short- and medium-term on average. The period-over-period net fair value basis losses of hedged bonds remained almost unchanged because we have continued to replace maturing and called short-term and medium-term hedged bonds with equivalent term bonds.

Consolidated obligation bonds — maturity or next call date 1
Swapped, callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.
The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):
     Table 7.6: Consolidated Obligation Bonds — Maturity or Next Call Date

	June 30, 2011		December 31, 2010
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Year of Maturity or next call date
Due or callable in one year or less	$38,826,145	62.63%	$40,228,200	56.67%
Due or callable after one year through two years	9,211,130	14.86	15,671,375	22.08
Due or callable after two years through three years	6,158,550	9.93	7,209,950	10.16
Due or callable after three years through four years	2,837,405	4.58	2,649,355	3.73
Due or callable after four years through five years	2,486,125	4.01	2,926,400	4.12
Due or callable after five years through six years	132,700	0.21	227,500	0.32
Thereafter	2,344,465	3.78	2,069,200	2.92

Total Par Value	61,996,520	100.00%	70,981,980	100.00%

Bond premiums	170,248		163,830
Bond discounts	(30,958)		(31,740)
Fair value basis adjustments	672,001		622,593
Fair value basis adjustments on terminated hedges	593		501
Fair value option valuation adjustments and accrued interest	7,247		5,463

Total bonds	$62,815,651		$71,742,627

[1]	Contrasting consolidated obligation bonds by contractual maturity dates with potential put dates illustrates the impact of hedging on the effective duration of our advances. A significant amount of our debt has been issued to investors that are callable — we have purchased the option to terminate debt at agreed upon dates from investors. Call options are exercisable either as a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond.
The volume of callable bonds outstanding in a declining interest rate environment will shorten the “expected” maturities of hedged bonds. The following table summarizes callable bonds outstanding (in thousands):
     Table 7.7: Outstanding Callable Bonds

	June 30, 2011*	December 31, 2010*
Callable	$9,005,000	$11,546,000

No longer callable	$1,000,000	$1,015,000

Non-Callable	$51,991,520	$58,420,980

*	Par value
Discount Notes
Consolidated obligation discount notes provide us with short-term and overnight funds. Discount notes have maturities of up to one year and are offered daily through a dealer-selling group; the notes are sold at a discount from their face amount and mature at par. Through a 16-member selling group, the Office of Finance, acting on behalf of the 12 Federal Home Loan Banks, issues discount notes in four standard maturities in two auctions each week.
We typically use discount notes to fund short-term advances, longer-term advances with short repricing intervals, putable advances and money market investments.
The following table summarizes discount notes issued and outstanding (dollars in thousands):
     Table 7.8: Discount Notes Outstanding

	June 30, 2011	December 31, 2010
Par value	$27,015,724	$19,394,503

Amortized cost	$27,012,552	$19,388,317
Fair value option valuation adjustments	459	3,135

Total	$27,013,011	$19,391,452

Weighted average interest rate	0.06%	0.16%

Discount notes remained a popular funding vehicle for us. The efficiency of issuing discount notes is an important element in its use to alter funding tactics relatively rapidly, as discount notes can be issued any time and in a variety of amounts and maturities in contrast to other short-term funding sources, such as the issuance of callable debt with an associated interest rate derivative with matching terms.
Discount notes — The following table summarizes hedges of discount notes (in thousands):
     Table 7.9: Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2011	December 31, 2010
Discount notes hedged under qualifying hedge (a)	$615,000	$—
Discount notes under FVO (b)	$736,287	$953,202

(a)	In the first quarter of 2011, we implemented a cash flow hedging strategy that involves the execution of interest rate swap agreements with swap dealer and designating the swaps as hedges of the variable quarterly interest payments on 7-10 year discount note borrowing program expected to be accomplished by the issuances of series of discount notes with 91-day terms. In this program, we will continue issuing new 91-day discount notes over the next 7-10 years as each outstanding discount note matures. The fair values of the interest rate swaps were recorded in AOCI and were in an aggregate net unrealized loss position of $11.3 million at June 30, 2011.

(b)	We had also hedged discount notes in economic hedges under the FVO accounting rules to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to LIBOR. The discount notes were economically hedged by interest rate swaps to mitigate fair value risk due to changes in their fair values.
Rating Actions With Respect to the FHLBNY are outlined below:
On August 5, 2011, Standard & Poor’s Rating Services (“S&P”) lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA”. S&P’s outlook on the long-term rating is negative. At the same time, S&P affirmed its “A-1+” short-term rating on the U.S.. On August 8, 2011, S&P lowered its issuer credit ratings and related issue ratings on 10 of 12 Federal Home Loan Banks (FHLBs) and the senior debt issued by the FHLB System to “AA+” from “AAA”. The downgrades of 10 of the 12 FHLBs and the FHLB System’s senior debt reflect a one-notch reduction in the U.S. sovereign rating. Before S&P downgraded the U.S., under its GRE criteria (Government related enterprises), 10 of the 12 FHLBanks were rated “AAA”, the same level as the U.S. sovereign. The FHLBanks of Chicago and Seattle were already rated “AA+” prior to the U.S. sovereign downgrade. The FHLB System is classified by S&P as being almost certain to receive government support if necessary under S&P’s GRE criteria. Thus, the FHLB System debt is rated at the same level as the U.S. sovereign rating. The implicit support that was factored by S&P into the issuer and issue credit ratings relates to the important role the FHLBs and the FHLB System play as primary liquidity providers to U.S. mortgage and housing-market participants.
On August 2, 2011, Moody’s Investors Service has confirmed the “Aaa” bond rating of the United States government following the raising of the U.S. statutory debt limit on August 2. In conjunction, Moody’s has also confirmed the long-term “Aaa” rating on the senior unsecured debt issues of the Federal Home Loan Bank System, the 12 Federal Home Loan Banks, and other ratings Moody’s considers directly linked to the U.S. government. Additionally, Moody’s revised the rating outlook to negative for U.S. government debt and all issuers Moody’s considers directly-linked to the U.S. government.
On July 15, 2011, Standard & Poor’s (“S&P”) placed the “AAA” rating on the FHLBank System’s senior unsecured debt and the “AAA” long-term ratings on select FHLBanks on CreditWatch with negative implications. The “A-1+” short-term ratings on those entities are not affected. S&P’s CreditWatch action follows placement of the sovereign credit rating on the U.S. on CreditWatch with negative implications. The CreditWatch listing on the FHLBank System’s debt reflects the application of S&P’s Government related enterprises (“GRE”) criteria, under which S&P equalizes the rating on that debt with the sovereign rating because of the almost certain likelihood of government support. S&P’s CreditWatch listing on the FHLBanks reflects the potential reduction in the implicit support that S&P has historically factored into the issuer credit ratings because of the important role the FHLBanks play as primary liquidity providers to U.S. mortgage and housing-market participants. Under S&P’s GRE criteria, the issuer credit rating for the FHLBank system banks can be one to three notches above the stand-alone credit profile on any of the member banks. Thus, a lower U.S. sovereign rating would directly affect the issuer credit ratings on the individual FHLBanks. Each FHLBank, except FHLB-Chicago and FHLB-Seattle, is on CreditWatch with negative implications. FHLB-Chicago is rated “AA+Stable.” Seattle is rated “AA+Negative.” That reflects the July 14, 2011, ratings action of S&P of the sovereign credit rating on the U.S., which was placed on CreditWatch with negative implications. S&P expects the FHLBank System as a GSE to continue to benefit from the implied support of the U.S. government for its consolidated debt obligations.
     Table 7.10: FHLBNY Ratings
Short-Term Ratings:

	Moody’s Investors Service		S & P
Year	Outlook	Rating		Short-Term Outlook	Rating
2011	August 2, 2011 — Negative	P-1	July 19, 2011	Short-Term rating affirmed	A-1+

2010	June 17, 2010 — Affirmed	P-1	July 21, 2010	Short-Term rating affirmed	A-1+

2009	June 19, 2009 — Affirmed	P-1	July 13, 2009	Short-Term rating affirmed	A-1+
	February 2, 2009 — Affirmed	P-1

2008	October 29, 2008 — Affirmed	P-1	June 16, 2008	Short-Term rating affirmed	A-1+
	April 17, 2008 — Affirmed	P-1
Long-Term Ratings:

	Moody’s Investors Service		S & P
Year	Outlook	Rating		Long-Term Outlook		Rating
2011	August 2, 2011 — Negative	Aaa	August 8, 2011	Long-Term rating	Downgraded	AA+/Negative

2010	June 17, 2010 — Affirmed	Aaa/Stable	July 19, 2011	Long-Term rating	watch negative	AAA/Watch negative

2009	June 19, 2009 — Affirmed	Aaa/Stable	July 21, 2010	Long-Term rating affirmed	outlook stable	AAA/Stable
	February 2, 2009 — Affirmed	Aaa/Stable

2008	October 29, 2008 — Affirmed	Aaa/Stable	July 13, 2009	Long-Term rating affirmed	outlook stable	AAA/Stable
	April 17, 2008 — Affirmed	Aaa/Stable	June 16, 2008	Long-Term rating affirmed	outlook stable	AAA/Stable

Stockholders’ Capital, Retained Earnings, and AOCI
The following table summarizes the components of Stockholders’ capital (in thousands):
     Table 8.1: Stockholders’ Capital

	June 30, 2011	December 31, 2010
Capital Stock	$4,657,844	$4,528,962
Retained Earnings	720,982	712,091
Accumulated Other Comprehensive Income (Loss)	(99,937)	(96,684)

Total Capital	$5,278,889	$5,144,369

Stockholders’ Capital — The increase in capital was due to the addition of a new member in the second quarter of 2011, partly offset by decrease in capital stock consistent with decreases in advances borrowed by members. Since members are required to purchase stock as a percentage of advances borrowed from us, a decline in advances will typically result in a decline in capital stock. In addition, under our present practice, we redeem any stock in excess of the amount necessary to support advance activity on a daily basis. Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings under existing regulations and practices.
Unrestricted Retained earnings — Retained earnings grew marginally as we paid our member/stockholders a significant dividend payout. Net income in the six months ended June 30, 2011 was $124.3 million; dividends paid in the period were $115.4 million.
Restricted retained earnings — On February 28, 2011, we entered into a Joint Capital Enhancement Agreement (“the Agreement”) with the other eleven FHLBanks to allocate 20 percent of Net income (after setting aside funds for the Affordable Housing Program) to restricted retained earnings. The Agreement essentially requires each FHLBank to allocate approximately the same amount from Net income as was historically paid to REFCORP. The FHLBanks’ REFCORP obligations have been fully satisfied as of June 30, 2011. Prior to this date, each FHLBank was required to contribute 20 percent of its Net income towards payment of interest on REFCORP bonds (after setting aside AHP assessments). Under the Agreement, each FHLBank will continue to allocate from Net income to restricted retained earnings up to a minimum of one percent of consolidated obligations for which the FHLBank is the primary obligor.
The Agreement includes provisions that would (1) allow the use of restricted retained earnings if an FHLBank incurs a quarterly or annual net loss, (2) allow the release of restricted retained earnings in the event of a decline in amount of consolidated obligations with certain restrictions, and (3) disallow the payments of dividends from restricted retained earnings. The Agreement can be voluntarily terminated by an affirmative vote of two-thirds of the Boards of Directors of the FHLBanks, or automatically, if a change in the FHLBank Act, Finance Agency regulations, or other applicable law creates an alternate form of taxation or mandatory level of retained earnings.
The following table summarizes the components of AOCI (in thousands):
     Table 8.2: Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	June 30,
	2011	2010
Accumulated other comprehensive income (loss)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(86,200)	$(101,877)
Net unrealized gains on available-for-sale securities (b)	18,613	20,182
Net unrealized losses on hedging activities (c)	(20,823)	(19,614)
Employee supplemental retirement plans (d)	(11,527)	(7,877)

Total Accumulated other comprehensive income (loss)	$(99,937)	$(109,186)

(a) OTTI — In the six months ended June 30, 2011, non-credit OTTI losses recorded in AOCI were not significant. Additional OTTI losses recorded in 2011 on previously impaired securities did not result in additional non-credit OTTI because the market pricing of the credit impaired private-label securities were greater than the carrying values of the OTTI securities. The net decline in the non-credit component of OTTI was due to accretion recorded as a reduction in AOCI losses and a corresponding addition to the balance sheet carrying values of the OTTI securities.
(b) Fair values of available-for-sale securities — Net unrealized gains from marking-to-market the AFS portfolios of MBS and grantor trust.
(c) Cash flow hedges gains and losses — Comprised of net fair value changes due to: (1) Realized losses from terminated derivatives associated with hedges of anticipated issuance of debt. Amounts recorded in AOCI will be reclassified in future periods as an expense over the terms of the hedged bonds as a yield adjustment to the fixed coupons of the debt. As a result of the accretion, the loss in AOCI will continue to decline unless additional losses from cash flow hedges are recognized in AOCI, (2) Unrealized losses resulting from hedges of discount note rollover program. Fair value changes and ineffectiveness, if any, will be recorded through AOCI over the life of the hedges.
(d) Employee supplemental plans — Minimum additional actuarially determined pension liabilities recognized for supplemental pension plans.

Derivative Instruments and Hedging Activities
Except for a cash flow hedge strategy adopted in the 2011 first quarter and described previously, there were no significant changes to our hedging activities from those described in the FHLBNY’s most recent Form 10-K, filed on March 25, 2011. The following provides an overview of our hedging activities.
Interest rate swaps, swaptions, and cap and floor agreements (collectively, derivatives) enable us to manage our exposure to changes in interest rates by adjusting the effective maturity, repricing frequency, or option characteristics of financial instruments. To a limited extent, we also use interest rate swaps to hedge changes in interest rates prior to debt issuance and essentially lock in funding costs.
The notional amounts of derivatives are not recorded as assets or liabilities in the Statements of Condition. Rather, the fair values of all derivatives are recorded as either a derivative asset or a derivative liability. Although notional principal is a commonly used measure of volume in the derivatives market, it is not a meaningful measure of market or credit risk since the notional amount does not change hands (other than in the case of currency swaps, of which we have none).
All derivatives are recorded on the Statements of Condition at their estimated fair values and designated as either fair value or cash flow hedges for qualifying hedges, or as non-qualifying hedges (economic hedges or customer intermediations) under the accounting standards for derivatives and hedging. In an economic hedge, we retain or execute derivative contracts, which are economically effective in reducing risk. Such derivatives are designated as economic hedges either because a qualifying hedge is not available, the difficulty of demonstrating that the hedge would be effective on an ongoing basis as a qualifying hedge, or the cost of a qualifying hedge is operationally not economical. Changes in the fair value of a derivative are recorded in current period earnings for a fair value hedge, or in AOCI for the effective portion of fair value changes of a cash flow hedge.
Interest income and interest expense from interest rate swaps used for hedging are reported together, with interest on the instrument being hedged if the swap qualifies for hedge accounting. If the swap is designated as an economic hedge, interest accruals are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.
We use derivatives in three ways: (1) as a fair value or cash flow hedge of an underlying financial instrument or as a cash flow hedge of a forecasted transaction; (2) as intermediation hedges to offset derivative positions (e.g. caps) sold to members; and (3) as an economic hedge, defined as a non-qualifying hedge of an asset or liability and used as an asset/liability management tool.
We use derivatives to adjust the interest rate sensitivity of consolidated obligations to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities. In addition, we use derivatives to: (1) offset embedded options in assets and liabilities; (2) hedge the market value of existing assets, liabilities and anticipated transactions; and (3) reduce funding costs. For additional information, see Note 15 — Derivatives and Hedging Activities. Finance Agency regulations prohibit the speculative use of derivatives. We do not take speculative positions with derivatives or any other financial instruments, or trade derivatives for short-term profits. We do not have any special purpose entities or any other types of off-balance sheet conduits.

The following tables provide information about the principal derivatives hedging strategies:
Table 9.1: Derivative Hedging Strategies — Advances

			June 30, 2011	December 31, 2010
			Notional Amount	Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)	(in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$129	$128
Pay fixed, receive floating interest rate swap cancelable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$400	$150
Pay fixed, receive floating interest rate swap cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$22,449	$33,612
Pay fixed, receive floating interest rate swap no longer cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,345	$2,839
Pay fixed, receive floating interest rate swap non-cancelable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$32,277	$23,724
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$8	$8
Table 9.2: Derivative Hedging Strategies — Consolidated Obligation Liabilities

			June 30, 2011	December 31, 2010
			Notional Amount	Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)	(in millions)
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$220	$115
Receive fixed, pay floating interest rate swap cancelable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$7,161	$5,905
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$—	$15
Receive fixed, pay floating interest rate swap non-cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$25,665	$27,596
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation bond debt.	Cash flow hedge	$200	$—
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$615	$—
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$6,350	$6,878
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$1,850	$2,050
Receive fixed, pay floating interest rate swap cancelable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$1,995	$5,576
Receive fixed, pay floating interest rate swap no longer cancelable	Fixed rate callable bond converted to a LIBOR floating rate; matched to bond no-longer callable accounted for under fair value option.	Fair Value Option	$1,000	$1,000
Receive fixed, pay floating interest rate swap non-cancelable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$6,450	$7,700
Receive fixed, pay floating interest rate swap non-cancelable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$736	$953
Table 9.3: Derivative Hedging Strategies — Balance Sheet and Intermediation

			June 30, 2011	December 31, 2010
			Notional Amount	Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)	(in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892	$1,892
Intermediary positions interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$550	$550
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
Table 9.4: Derivative Financial Instruments by Product

	June 30, 2011		December 31, 2010
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments [1]
Advances-fair value hedges	$57,471,328	$(3,677,922)	$60,324,983	$(4,269,037)
Consolidated obligations-fair value hedges	32,825,440	664,967	33,515,830	614,739
Cash Flow-anticipated transactions	815,000	(8,954)	—	—
Derivatives not designated as hedging instruments [2]
Advances hedges	136,667	(4,350)	136,345	(3,115)
Consolidated obligations hedges	8,420,000	2,771	9,043,000	1,675
Mortgage delivery commitments	31,428	(149)	29,993	(514)
Balance sheet	1,892,000	28,685	1,892,000	41,785
Intermediary positions hedges	550,000	573	550,000	659
Derivatives matching COs designated under FVO [3]
Interest rate swaps-consolidated obligations-bonds	9,445,000	1,472	14,276,000	(505)
Interest rate swaps-consolidated obligations-discount notes	736,287	225	953,202	1,282

Total notional and fair value	$112,323,150	$(2,992,682)	$120,721,353	$(3,613,031)

Total derivatives, excluding accrued interest		$(2,992,682)		$(3,613,031)
Cash collateral pledged to counterparties		2,440,364		2,739,402
Cash collateral received from counterparties		(89,600)		(9,300)
Accrued interest		(19,445)		(49,959)

Net derivative balance		$(661,363)		$(932,888)

Net derivative asset balance		$33,006		$22,010
Net derivative liability balance		(694,369)		(954,898)

Net derivative balance		$(661,363)		$(932,888)

[1]	Qualifying under hedge accounting rules

[2]	Not qualifying under hedge accounting rules but used as an economic hedge (“standalone”)

[3]	Economic hedge of debt designated under the FVO
Derivative Credit Risk Exposure
In addition to market risk, we are subject to credit risk in derivative transactions because of the potential for non-performance by the counterparties, which could result in our having to acquire a replacement derivative from a different counterparty at a cost. We are also subject to operational risks in the execution and servicing of derivative transactions. The degree of counterparty credit risk may depend on, among other factors, the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk. See Table 9.5 below for summarized information.
Our risk evaluation processes have not changed in any significant way from those described in our most recent Form 10-K, filed on March 25, 2011. Summarized below are our risk evaluation and measurement processes.
Risk measurement — We estimate exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a gain position, net of collateral pledged by the counterparty to mitigate our exposure. All derivative contracts with non-members are also subject to master netting agreements or other right of offset arrangements.
Exposure — In determining credit risk, we consider accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. We attempt to mitigate exposure by requiring derivative counterparties to pledge cash collateral if the amount of exposure is above the collateral threshold agreements.
Derivative counterparty ratings — Our credit exposures (derivatives in a net gain position) were to counterparties rated Single A or better and to member institutions on whose behalf we had acted as an intermediary. The exposures were collateralized under standard collateral agreements with our members. Acting as an intermediary, we had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties.

Risk mitigation — We attempt to mitigate derivative counterparty credit risk by contracting only with experienced counterparties with investment-grade credit ratings. Annually, our management and Board of Directors review and approve all non-member derivative counterparties. We monitor counterparties on an ongoing basis for significant business events, including ratings actions taken by nationally recognized statistical rating organizations. All approved derivatives counterparties must enter into a master ISDA agreement with our bank and, in addition, execute the Credit Support Annex to the ISDA agreement that provides for collateral support at predetermined thresholds.
Derivatives Counterparty Credit Ratings
The following table summarizes our credit exposure by counterparty credit rating (in thousands, except number of counterparties).
Table 9.5: Derivatives Counterparty Notional Balance by Credit Ratings

	June 30, 2011
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral[3]	Held[2]	Exposure
AAA	—	$—	$—	$—	$—	$—
AA	8	41,148,319	31,084	20,422	—	20,422
A	10	70,868,403	77,602	4,902	—	4,902
Members (Notes [1] & 2)	2	275,000	7,682	7,682	7,682	—
Delivery Commitments	—	31,428	—	—	—	—

Total	20	$112,323,150	$116,368	$33,006	$7,682	$25,324

	December 31, 2010
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral[3]	Held[2]	Exposure
AAA	—	$—	$—	$—	$—	$—
AA	8	43,283,429	25,385	16,085	—	16,085
A	8	77,132,931	—	—	—	—
Members (Notes [1] & 2)	2	275,000	5,925	5,925	5,925	—
Delivery Commitments	—	29,993	—	—	—	—

Total	18	$120,721,353	$31,310	$22,010	$5,925	$16,085

Note 1 : Fair values of $7.7 million and $5.9 million comprising of intermediated transactions with members and interest-rate caps sold to members (with capped floating-rate advances) were collateralized at June 30, 2011 and December 31, 2010.
Note 2 : Members are required to pledge collateral to secure derivatives purchased by the FHLBNY as an intermediary on behalf of its members. Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate-related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest. As a result of the collateral agreements with its members, the FHLBNY believes that its maximum credit exposure due to the intermediated transactions was $0 at June 30, 2011 and December 31, 2010.
Note 3 : As reported in the Statements of Condition.
Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt
Our primary source of liquidity is the issuance of consolidated obligation bonds and discount notes. To refinance maturing consolidated obligations, we rely on the willingness of our investors to purchase new issuances. We have access to the discount note market and the efficiency of issuing discount notes is an important factor as a source of liquidity, since discount notes can be issued any time and in a variety of amounts and maturities. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. In addition, the Secretary of the Treasury is authorized to purchase up to $4.0 billion of consolidated obligations from the FHLBanks.
Our liquidity position remains in compliance with all regulatory requirements and management does not foresee any changes to that position.
Finance Agency Regulations — Liquidity
Regulatory requirements are specified in Parts 917, 932 and 1270 of Finance Agency regulations and are summarized below. Each FHLBank shall at all times have at least an amount of liquidity equal to the current deposits received from its members that may be invested in:
•	Obligations of the United States;
•	Deposits in banks or trust companies; or
•	Advances with a maturity not to exceed five years.
In addition, each FHLBank shall provide for contingency liquidity, which is defined as the sources of cash an FHLBank may use to meet its operational requirements when its access to the capital markets is impeded. We met our contingency liquidity requirements. Liquidity in excess of requirements is summarized in the table titled Contingency Liquidity.
Violations of the liquidity requirements would result in non-compliance penalties under discretionary powers given to the Finance Agency under applicable regulations, which include other corrective actions.

Liquidity Management
We actively manage our liquidity position to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand, and the maturity profile of our assets and liabilities. We recognize that managing liquidity is critical to achieving our statutory mission of providing low-cost funding to our members. In managing liquidity risk, we are required to maintain certain liquidity measures in accordance with the FHLBank Act and policies developed by management and approved by our Board of Directors. The applicable liquidity requirements are described in the next four sections.
Deposit Liquidity. We are required to invest an aggregate amount at least equal to the amount of current deposits received from members in: (1) obligations of the U.S. government; (2) deposits in banks or trust companies; or (3) advances to members with maturities not exceeding five years. In addition to accepting deposits from our members, we may accept deposits from other FHLBanks or from any other governmental instrumentality. Deposit liquidity is calculated daily. Quarterly average reserve requirements and actual reserves are summarized below (in millions). We met these requirements at all times.
Table 10.1: Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
June 30, 2011	$2,276	$46,994	$44,718
March 31, 2011	2,404	44,982	42,578
December 31, 2010	3,304	44,945	41,641
Operational Liquidity. We must be able to fund our activities as our balance sheet changes from day to day. We maintain the capacity to fund balance sheet growth through regular money market and capital market funding activities. We monitor our operational liquidity needs by regularly comparing our demonstrated funding capacity with potential balance sheet growth. We take such actions as may be necessary to maintain adequate sources of funding for such growth. Operational liquidity is measured daily. We met these requirements at all times.
The following table summarizes excess operational liquidity (in millions):
     Table 10.2: Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
June 30, 2011	$2,867	$18,516	$15,649
March 31, 2011	2,352	17,796	15,444
December 31, 2010	2,937	15,500	12,563
Contingency Liquidity. We are required by Finance Agency regulations to hold “contingency liquidity” in an amount sufficient to meet our liquidity needs if we are unable, by virtue of a disaster, to access the consolidated obligation debt markets for at least five business days. Contingency liquidity includes (1) marketable assets with a maturity of one year or less; (2) self-liquidating assets with a maturity of one year or less; (3) assets that are generally acceptable as collateral in the repurchase market; and (4) irrevocable lines of credit from financial institutions receiving not less than the second-highest credit rating from a nationally recognized statistical rating organization. We consistently exceeded the regulatory minimum requirements for contingency liquidity. Contingency liquidity is reported daily. We met these requirements at all times.
The following table summarizes excess contingency liquidity (in millions):
     Table 10.3: Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
June 30, 2011	$2,880	$18,245	$15,365
March 31, 2011	3,024	17,586	14,562
December 31, 2010	2,239	15,289	13,050
The standards in our risk management policy address our day-to-day operational and contingency liquidity needs. These standards enumerate the specific types of investments to be held to satisfy such liquidity needs and are outlined above. These standards also establish the methodology to be used in determining our operational and contingency needs. We continually monitor and project our cash needs, daily debt issuance capacity, and the amount and value of investments available for use in the market for repurchase agreements. We use this information to determine our liquidity needs and to develop appropriate liquidity plans.
Advance “Roll-Off” and “Roll-Over” Liquidity Guidelines. The Finance Agency’s Minimum Liquidity Requirement Guidelines expanded the existing liquidity requirements to include additional cash flow requirements under two scenarios — Advance “Roll-Over” and Roll-Off” scenarios. Each FHLBank, including us must have positive cash balances to be able to maintain positive cash flows for 15 days under the Roll-Off scenario, and for five days under the Roll-Over scenario. The Roll-Off scenario assumes that advances maturing under their contractual terms would mature, and in that scenario we would maintain positive cash flows for a minimum of 5 days on a daily basis. The Roll-Over scenario assumes that our maturing advances would be rolled over, and in that scenario we would maintain positive cash flows for a minimum of 15 days on a daily basis. We calculate the amount of cash flows under each scenario on a daily basis and have been in compliance with these guidelines.
Other Liquidity Contingencies. As discussed more fully under the section Debt Financing - Consolidated Obligations, we are primarily liable for consolidated obligations issued on our behalf. We are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on our behalf is not paid in full when due, we may not pay dividends, redeem or repurchase shares of stock of any member or non-member stockholder until the Finance Agency approves our consolidated obligation payment plan or other remedy and until we pay all the interest or principal currently due on all our consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations. We do not believe we will be called upon to pay the consolidated obligations of another FHLBank in the future.
Finance Agency regulations also state that the FHLBanks must maintain, free from any lien or pledge, the following types of assets in an amount at least equal to the amount of consolidated obligations outstanding:
•	Cash;

•	Obligations of, or fully guaranteed by, the United States;

•	Secured advances;

•	Mortgages that have any guaranty, insurance, or commitment from the United States or any agency of the United States;

•	Investments described in section 16(a) of the FHLBank Act, including securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and

•	Other securities that are rated “Aaa” by Moody’s or “AAA” by Standard & Poor’s.
Cash flows
Cash and due from banks was $5.5 billion at June 30, 2011, compared to $0.7 billion at December 31, 2010. Cash balances were primarily maintained at the Federal Reserve Banks at those dates for liquidity purposes for our members. The following discussion highlights the major activities and transactions that affected cash flows for the current year period in this report. Also see Statements of Cash Flows to the financial statements accompanying this MD&A.
Cash flows from operating activities
Our operating assets and liabilities support our lending activities to members. Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven borrowing, investment strategies and market conditions. Management believes cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund our operating liquidity needs.
In the six months ended June 30, 2011, net cash provided by operating activities was $362.6 million, compared to $406.7 million in the same period in 2010. Net income was $124.3 million and $110.3 million in the two periods. Operating cash flow was driven by Net income and adjustments for non-cash items such as the amount set aside for Affordable Housing Program, net changes in accrued interest receivable and payable, OTTI and other provisions for mortgage credit losses, depreciation and amortization, and derivative adjustments as described below.
Net cash generated from operating activities was higher than net income, largely as a result of reporting classification for cash flows from certain interest rate swaps that were characterized as operating cash in-flows because of the financing element of the interest rate swaps. In 2008, we executed interest rate swaps, which at inception of the contracts included off-market terms, or required up-front cash exchanges. Such terms are considered to be financing elements and we are required to report all cash outflows associated with the contracts as cash outflows from financing activities ($202.2 million and $223.7 million in the six months ended June 30, 2011 and June 30, 2010) with corresponding cash inflows within operating activities.
Cash flows from investing activities
Our investing activities predominantly were the advances originated to be held for portfolio, the AFS and HTM investment portfolios and other short-term interest-earning assets. In the six months ended June 30, 2011, investing activities provided net cash of $6.6 billion, compared to $10.7 billion in the same period in 2010. This resulted primarily from decreases in advances borrowed by members. Partially offsetting these cash proceeds was an increase in investment securities purchased.
Short-term Borrowings and Short-term Debt. The primary source of funds is the issuance of FHLBank debt to the public. Consolidated obligation discount notes are issued with maturities up to one year and provide us with short-term funds. Discount notes are principally used in funding short-term advances, some long-term advances, as well as money market instruments. We also issue short-term consolidated obligation bonds as part of our asset-liability management strategy. We may also borrow from another FHLBank, generally for a period of one day. Such borrowings have been insignificant historically.

The following table summarizes short-term debt and their key characteristics (in thousands):
     Table 10.4: Short-term Debt

			Consolidated Obligations-Bonds With Original
	Consolidated Obligations-Discount Notes		Maturities of One Year or Less
	June 30, 2011	December 31, 2010	June 30, 2011		December 31, 2010
Outstanding at end of the period [1]	$27,013,011	$19,391,452	$9,185,000		$12,410,000
Average outstanding for the period [1]	$19,736,618	$21,727,968	$10,155,833	[2]	$12,266,929
Highest outstanding at any month-end [1]	$27,013,011	$27,480,949	$12,835,000		$17,538,000

[1]	Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.

[2]	The amount represents monthly average outstanding balance for the six months ended June 30, 2011.
Leverage Limits and Unpledged Asset Requirements
Finance Agency regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations, participations, mortgages or other securities of or issued by the United States or an agency of the United States; and such securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located.
We met the Finance Agency’s requirement that unpledged assets, as defined under regulations, exceed the total of consolidated obligations at all periods in this report.
Legislative and Regulatory Developments
The legislative and regulatory environment for the Bank continues to change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 and Congress begins to debate proposals for housing finance and GSE reform.
As discussed under Legislative and Regulatory Developments in the Bank’s 2010 Form 10-K, the Dodd-Frank Act will likely impact the FHLBanks’ business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their mission. Certain regulatory actions during the period covered by this report resulting from the Dodd-Frank Act that may have an important impact on the Bank are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.
Dodd-Frank Act. The Dodd-Frank Act, among other things: (1) creates an inter-agency oversight council (the Oversight Council) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates a consumer financial protection bureau. Although the FHLBanks were exempted from several provisions of the Dodd-Frank Act, the FHLBanks’ business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing finance mission are likely to be impacted by the Dodd-Frank Act. Certain regulatory actions during the period covered by this report resulting from the Dodd-Frank Act that may have an important impact on the Bank are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.
New Requirements for the Bank’s Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process pursuant to which it will determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. Based on the effective date of this rule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of the Bank’s swaps will be required to be cleared until the last week of 2011, at the very earliest, and it is likely that such date will be some time in 2012.
Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require the Bank to enter into new relationships and accompanying documentation with clearing members and additional documentation with its swap counterparties.
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including new mandatory reporting requirements, new documentation requirements and new minimum margin and capital requirements imposed by bank and other federal regulators. Under the proposed margin rules, the Bank will have to post both initial margin and variation margin to the Bank’s swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as a “low-risk financial end user.” Pursuant to additional Finance Agency provisions, the Bank will be required to collect both initial margin and variation margin from the Bank’s swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank and thus also make uncleared trades more costly.

The CFTC has issued a proposed rule requiring that collateral posted by swaps customers to a clearinghouse in connection with cleared swaps, be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of the Bank’s clearing member. Such commingling would put the Bank’s collateral at risk in the event of a default by another customer of the Bank’s clearing member. To the extent the CFTC’s final rule places the Bank’s posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank may be adversely impacted.
The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that the Bank will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that the Bank will be required to register as a “swap dealer” for the derivative transactions that the Bank enters into with dealer counterparties for the purpose of hedging and managing the Bank’s interest rate risk, which constitute the great majority of the Bank’s derivative transactions. However, based on the proposed rules, it is possible that the Bank could be required to register with the CFTC as a swap dealer based on the intermediated “swaps” that the Bank has historically entered into with the Bank’s members.
It is also unclear how the final rule will treat the call and put optionality in certain advances to the Bank’s members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify that certain products will and will not be regulated as “swaps.” While it is unlikely that certain transactions between the Bank and the Bank’s member customers will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.
Depending on how the terms “swap” and “swap dealer” are finally defined in the final regulations, the Bank may be faced with the business decision of whether to continue to offer certain types of advances products and intermediated derivatives to member customers if those transactions would require the Bank to register as a swap dealer. Designation as a swap dealer would subject the Bank to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional swap-based capital and margin requirements. Even if the Bank is designated as a swap dealer as a result of either its advances activities or its intermediated derivatives activities, or both, the proposed regulations would permit the Bank to apply to the CFTC to limit such designation to those specified activities for which the Bank is acting as a swap dealer. Upon such designation, the hedging activities of the Bank would not be subject to the full requirements that will generally be imposed on traditional swap dealers.
While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant” and “swap.” These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant term; or (2) December 31, 2011. In addition, the provisions of the Dodd-Frank Act that will have the most effect on the Bank did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations between now and the end of 2011, but it is not expected that such final regulations will become effective until the end of 2011, and delays beyond that time are likely.
The Bank, together with the other FHLBanks, is actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. The Bank and the other FHLBanks are also working to implement the processes and documentation necessary to comply with the Dodd-Frank Act’s new requirements for derivatives.
Other Banking Regulatory Actions
Banking Agency Revisions to Regulations to Permit Payment of Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the FDIC and other applicable banking regulators have proposed to rescind their regulations prohibiting paying interest on demand deposits effective July 21, 2011. FHLBank members’ ability to pay interest on their customers’ demand deposit accounts may increase their ability to attract or retain customer deposits which could reduce their funding needs from the FHLBank.
Joint Regulatory Actions
Proposed Rule on Credit Risk Retention for Asset-Backed Securities. As discussed under Legislative and Regulatory Developments in the Bank’s Form 10-Q for the quarter ended March 31, 2011, on April 29, 2011, the Federal banking agencies, the Finance Agency, the Department of Housing and Urban Development and the SEC jointly issued a notice of proposed rulemaking, which proposes regulations requiring sponsors of asset-backed securities to retain a minimum of a five percent economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications. The proposed rule outlines the permissible forms of retention of economic interests (either in the form of retained interests in specified classes of the issued asset-backed securities or in randomly selected assets from the potential pool of underlying assets). The proposed rule also specified criteria for qualified residential mortgage loans that would make them exempt from the risk retention requirements. The final rule that results from this process is likely to have a significant impact on the structure, operation and financial health of the mortgage finance sector and if adopted as proposed could reduce the number of loans originated by FHLBank members which could impact member demand for FHLBank products. The final rule may also have implications for FHLBank Acquired Member Asset programs if the programs are determined to be subject to the final rule and required to be restructured to replace the existing credit risk sharing methodology with an across the board five percent risk retention by the seller of the mortgage to the FHLBanks. The comments on this proposed rule are due August 1, 2011.

Proposed Rule on Incentive-Based Compensation Arrangements. As discussed under Legislative and Regulatory Developments in the Bank’s Form 10-Q for the quarter ended on March 31, 2011, on April 14, 2011, seven federal financial regulators, including the Finance Agency, published a proposed rule that would implement Section 956 of the Dodd-Frank Act. Section 956 requires these agencies to issue joint regulations that prohibit “covered financial institutions” from entering into incentive-based compensation arrangements that encourage inappropriate risks and requiring deferral of the payment of incentive-based compensation. The proposed rule would impact the design of the Bank’s compensation policies and practices, including its incentive compensation policies and practices, if adopted as proposed. Comments on the proposed rule were due on May 31, 2011.
Finance Agency Regulatory Actions
Final Conservatorship/Receivership Regulation. On June 20, 2011, the Finance Agency issued a final conservatorship and receivership regulation for the FHLBanks effective July 20, 2011. The final regulation addresses the nature of a conservatorship or receivership and provides greater specificity on their operations, in line with procedures set forth in similar regulatory regimes (for example, the FDIC receivership authorities). The regulation clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. The Finance Agency explained that its general approach in adopting the final regulation was to set out the basic general framework for conservatorships and receiverships. Under the final regulation:
•	Claims of FHLBank members arising from the members’ deposit accounts, service agreements, advances, and other transactions with their FHLBanks are distinct from such members’ equity claims as holders of FHLBank stock. The final regulation clarifies that the lowest priority position for equity claims only applies to members’ claims in regard to their FHLBank stock; the priority position does not apply to claims arising from other member transactions with an FHLBank;

•	An FHLBank’s claim for repayment/reimbursement in regard to making payment on any consolidated obligations (“COs”) of another FHLBank in conservatorship or receivership following its default in making such payment would be treated as a general creditor claim against the defaulting FHLBank. The Finance Agency noted in the preamble to the final regulation that it could also address such reimbursement in policy statements or discretionary decisions;

•	With respect to property held by an FHLBank in trust or in custodial arrangements, the Finance Agency confirmed that it expects to follow FDIC and bankruptcy practice and such property would not be considered part of a receivership estate and would not be available to satisfy general creditor claims.
Final Investment Regulation. On May 20, 2011, the Finance Agency issued a final investment regulation effective June 20, 2011. The final regulation is narrowly focused and codifies the existing 300 percent of capital and other existing policy limitations on the FHLBanks’ MBS purchases and use of derivatives. The Finance Agency stated in the preamble to the final regulation that it continues to have concerns about FHLBank investments, including investments in MBS, and will likely issue a future rulemaking addressing all aspects of the FHLBanks’ investment authority.
Final Rule on FHLBank Liabilities. As discussed under Legislative and Regulatory Developments in the Bank’s Form 10-Q filed for the quarter ended on March 31, 2011, on April 4, 2011, the Finance Agency issued a final rule effective May 4, 2011. This rule is not expected to have any adverse impact on the FHLBanks’ joint and several liability for the principal and interest payments on consolidated obligations.
Proposed Rule on Prudential Management Standards. On June 20, 2011, the Finance Agency issued a proposed rule, as required by HERA, to establish prudential standards with respect to ten categories of operation and management of the FHLBanks and the GSEs, including internal controls, interest rate risk exposure, market risk, and others. The Finance Agency has proposed to adopt the standards as guidelines, which generally provide principles and leave to the regulated entities the obligation to organize and manage themselves to ensure that the standards are met, subject to agency oversight. The proposed rule also includes procedural provisions relating to the consequences for failing to meet applicable standards, such as requirements regarding submission of a corrective action plan to the Finance Agency. Comments on the proposal are due August 19, 2011.
FHLBank Membership Regulation and Plans to Revise the Community Support Regulation. As discussed under Legislative and Regulatory Developments in the Bank’s 2010 Form 10-K, the Finance Agency issued an Advanced Notice of Proposed Rulemaking regarding amendments to the current FHLBank membership regulations to ensure such regulations are consistent with maintaining a nexus between FHLBank membership and the housing and community development mission of the FHLBanks. The notice provides certain alternatives designed to strengthen that nexus by, including, among other things: requiring compliance with membership standards on a continuous basis and creating additional quantifiable standards for membership. On July 7, 2011 the Finance Agency issued its semiannual regulatory agenda which included plans to revise and update the existing community support standards in regard to members’ continued access to long-term Bank advances. The Bank’s results of operations may be adversely impacted should the Finance Agency ultimately issues regulations that exclude prospective institutions from becoming Bank members, preclude existing members from continuing as Bank members due to the reduced business opportunities that would result or further limit members’ access to long-term advances.
See the Legislative and Regulatory Developments section in the Bank’s 2010 Form 10-K for additional discussion on pending legislative and regulatory developments.

Housing Finance and GSE Reform
On February 11, 2011, the Department of the Treasury and the U.S. Department of Housing and Urban Development issued a White Paper report to Congress entitled “Reforming America’s Housing Finance Market: A Report to Congress”. The report’s primary focus is to provide options for Congressional consideration regarding the long-term structure of housing finance, including reforms specific to Fannie Mae and Freddie Mac. In addition, the Obama Administration noted it would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBanks operate so that overall government support of the mortgage market will be substantially reduced over time.
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
In response, a number of bills have been introduced in Congress in both the first and second quarters of 2011 including covered bond legislation. It is expected that GSE legislative activity will continue. While none proposes specific changes to the FHLBanks, the Bank could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. For example, the FHLBanks traditionally have allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities. Accordingly, the FHLBanks’ investment strategies would likely be affected by winding down those entities. Winding down these two GSEs, or limiting the amount of mortgages they purchase, also could increase demand for FHLBank advances if FHLBank members respond by retaining more of their mortgage loans in portfolio and using advances to fund the loans. Additionally it is possible that the Finance Agency could consider regulatory actions consistent with the report, including restricting membership by allowing each eligible institution to be an active member of a single FHLBank or limiting the level of advances outstanding to larger members. It is also possible that Congress will consider any or all of the specific changes to the FHLBanks suggested by the Administration’s proposal. If regulation or legislation is enacted incorporating these changes, the FHLBanks could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority. Additionally, if Congress enacts legislation encouraging the development of a covered bond market, FHLBank advances could be reduced in time as larger members use covered bonds as an alternative form of wholesale mortgage financing.
The ultimate effects of housing finance and GSE reform on the FHLBanks is unknown at this time and will depend on the legislation or regulations, if any, that are finally enacted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management. Market risk or interest rate risk (“IRR”) is the risk of loss to market value or future earnings that may result from changes in the interest rate environment. Embedded in IRR is a tradeoff of risk versus reward. We could earn higher income by having higher IRR through greater mismatches between our assets and liabilities at the cost of potentially significant declines in market value and future income if the interest rate environment turned against our expectations. We have opted to retain a modest level of IRR which allows us to preserve our capital value while generating steady and predictable income. In keeping with that philosophy, our balance sheet consists of predominantly short-term and LIBOR-based assets and liabilities. More than 85 percent of our financial assets are either short-term or LIBOR-based, and a similar percentage of our liabilities are also either short-term or LIBOR-based. These positions protect our capital from large changes in value arising from interest rate or volatility changes.
Our primary tool to achieve the desired risk profile is the use of interest rate exchange agreements (“Swaps”). All the LIBOR-based advances are long-term advances that are swapped to 3- or 1-month LIBOR or possess adjustable rates which periodically reset to a LIBOR index. Similarly, a majority of the long-term consolidated obligations are swapped to 3- or 1-month LIBOR. These features create a relatively steady income that changes in concert with prevailing interest rate changes to maintain a spread to short-term rates.
Despite the conservative philosophy, IRR does arise from a number of aspects in our portfolio. These include the embedded prepayment rights, refunding needs, rate resets between short-term assets and liabilities, and basis risks arising from differences between the yield curves associated with assets and liabilities. To address these risks, we use certain key IRR measures including re-pricing gaps, duration of equity (“DOE”), value at risk (“VaR”), net interest income (“NII”) at risk, key rate durations (“KRD”), and forecasted dividend rates.
Risk Measurements. Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis. The risk limits are as follows:
•	The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases. Due to the low interest rate environment beginning in early 2008, the June 2010, September 2010, December 2010, March 2011, and June 2011 rates were too low for a meaningful parallel down-shock measurement.

•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.

•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under both the +/-200bps shocks compared to the rates unchanged case.

•	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.

•	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-12 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points.
Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure. Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the second quarter of 2010 and the second quarter of 2011):

	Base Case DOE	-200bps DOE	+200bps DOE
June 30, 2010	-1.20	N/A	2.80
September 30, 2010	-2.13	N/A	1.46
December 31, 2010	-1.09	N/A	2.92
March 31, 2011	-0.29	N/A	3.48
June 30, 2011	-0.36	N/A	2.68
The DOE has remained within policy limits. Duration indicates any cumulative re-pricing/maturity imbalance in the portfolio’s financial assets and liabilities. A positive DOE indicates that, on average, the liabilities will re-price or mature sooner than the assets, while a negative DOE indicates that, on average, the assets will re-price or mature earlier than the liabilities. We measure DOE using software that incorporates any optionality within our portfolio using well-known and tested financial pricing theoretical models.

We do not solely rely on the DOE measure as a mismatch measure between assets and liabilities. We also perform the more traditional gap measure that subtracts re-pricing/maturing liabilities from re-pricing/maturing assets over time. We observe the differences over various horizons, but have set a 10 percent of assets limit on cumulative re-pricings at the one-year point. This quarterly observation of the one-year cumulative re-pricing gap is provided in the table below and all values are below 10 percent of assets well within the limit:

One Year Re-
pricing Gap
June 30, 2010	$4.939 Billion
September 30, 2010	$6.888 Billion
December 31, 2010	$5.565 Billion
March 31, 2011	$5.123 Billion
June 30, 2011	$5.571 Billion
Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the second quarter of 2010 and the second quarter of 2011):

	Sensitivity in	Sensitivity in
	the -200bps	the +200bps
	Shock	Shock
June 30, 2010	N/A	12.20%
September 30, 2010	N/A	12.96%
December 31, 2010	N/A	9.05%
March 31, 2011	N/A	3.90%
June 30, 2011	N/A	12.26%
Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the second quarter of 2010 and the second quarter of 2011):

	Down-shock	+200bps Change in
	Change in MVE	MVE
June 30, 2010	N/A	-1.62%
September 30, 2010	N/A	1.63%
December 31, 2010	N/A	-2.75%
March 31, 2011	N/A	-3.96%
June 30, 2011	N/A	-2.52%
As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following table displays the portfolio’s maturity/re-pricing gaps as of June 30, 2011 and December 31, 2010 (in millions):

	Interest Rate Sensitivity
	June 30, 2011
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS Investments	$13,346	$188	$419	$239	$373
MBS Investments	7,154	782	1,072	299	1,780
Adjustable-rate loans and advances	6,716	—	—	—	—

Net unswapped	27,216	970	1,491	538	2,153

Fixed-rate loans and advances	9,079	6,265	14,381	14,235	20,436
Swaps hedging advances	53,718	(5,754)	(13,620)	(13,925)	(20,419)

Net fixed-rate loans and advances	62,797	511	761	310	17
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$90,013	$1,481	$2,252	$848	$2,170

Interest-bearing liabilities:
Deposits	$1,985	$4	$—	$—	$—
Discount notes	26,202	811	—	—	—
Swapped discount notes	111	(636)	—	—	525

Net discount notes	26,313	175	—	—	525

Consolidated Obligation Bonds
FHLB bonds	18,796	13,158	18,757	7,530	3,895
Swaps hedging bonds	37,763	(12,271)	(17,125)	(5,912)	(2,455)

Net FHLB bonds	56,559	887	1,632	1,618	1,440
Total interest-bearing liabilities	$84,857	$1,066	$1,632	$1,618	$1,965

Post hedge gaps[1]:
Periodic gap	$5,156	$415	$620	$(770)	$205
Cumulative gaps	$5,156	$5,571	$6,191	$5,421	$5,626

	Interest Rate Sensitivity
	December 31, 2010
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS Investments	$9,240	$169	$374	$245	$399
MBS Investments	7,306	874	1,485	411	993
Adjustable-rate loans and advances	8,121	—	—	—	—

Net unswapped	24,667	1,043	1,859	656	1,392

Fixed-rate loans and advances	10,994	3,469	13,971	10,561	29,824
Swaps hedging advances	56,262	(3,041)	(13,069)	(10,347)	(29,805)

Net fixed-rate loans and advances	67,256	428	902	214	19
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$91,923	$1,471	$2,761	$870	$1,411

Interest-bearing liabilities:
Deposits	$2,454	$—	$—	$—	$—
Discount notes	19,120	271	—	—	—
Swapped discount notes	100	(100)	—	—	—

Net discount notes	19,220	171	—	—	—

Consolidated Obligation Bonds
FHLB bonds	21,722	14,333	23,856	7,793	3,410
Swaps hedging bonds	43,497	(13,567)	(21,638)	(6,167)	(2,125)

Net FHLB bonds	65,219	766	2,218	1,626	1,285
Total interest-bearing liabilities	$86,893	$937	$2,218	$1,626	$1,285

Post hedge gaps[1]:
Periodic gap	$5,030	$534	$543	$(756)	$126
Cumulative gaps	$5,030	$5,564	$6,107	$5,351	$5,477

[1]	Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4T.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at June 30, 2011. Based on this evaluation, they concluded that as of June 30, 2011, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
From time to time, the Federal Home Loan Bank of New York is involved in disputes or regulatory inquiries that arise in the ordinary course of business. There has been no material change with respect to a continuing legal proceeding involving the FHLBNY that was previously disclosed in Part 1, Item 3 of the FHLBNY’s 2010 Annual Report on Form 10-K filed on March 25, 2011.

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

Federal Home Loan Bank of New York (Registrant)
/s/ Patrick A. Morgan
Patrick A. Morgan
Senior Vice President and Chief Financial Officer Federal Home Loan Bank of New York (on behalf of the registrant and as the Principal Financial Officer)

Date: August 11, 2011