Form 10-Q/A
period 2011-03-31
Federal Home Loan Bank of New York
filed 2011-10-13
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of September 30, 2011 was 46,300,144.

Explanatory Note
The sole purpose of this Amendment No. 1 to the Federal Home Loan Bank of New York’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended March 31, 2011, as filed with the Securities and Exchange Commission (the “Commission”) on May 12, 2011, is to include Schedule A to the Bank 2011 Incentive Compensation Plan as part of Exhibit 10.02.
No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.	Exhibits

Filed with
this Form
No.	Exhibit Description	10-Q/A	Form	File No.	Date Filed
10.02	Bank 2011 Incentive Compensation Plan #*	X

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the President and Chief Executive Officer	X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Senior Vice President and Chief Financial Officer	X

Notes:

#	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

*	Portions of the exhibit have been omitted and separately filed with the U.S. Securities and Exchange Commission with a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York (Registrant)
/s/ Patrick A. Morgan
Patrick A. Morgan
Senior Vice President and Chief Financial Officer Federal Home Loan Bank of New York (on behalf of the Registrant and as the Principal Financial Officer)
Date: October 13, 2011