Form 10-Q
period 2011-09-30
Federal Home Loan Bank of New York
filed 2011-11-10
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes ☐   No ☑
The number of shares outstanding of the issuer’s common stock as of October 31, 2011 was 46,106,480.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2011

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited):
Statements of Condition (Unaudited) as of September 30, 2011 and December 31, 2010	3
Statements of Income (Unaudited) for the Three and Nine Months ended September 30, 2011 and 2010	4
Statements of Capital (Unaudited) for the Nine Months ended September 30, 2011 and 2010	5
Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2011 and 2010	6
Notes to Financial Statements (Unaudited)	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	40

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	88

ITEM 4T. CONTROLS AND PROCEDURES	91

PART II. OTHER INFORMATION	92

Item 1. LEGAL PROCEEDINGS	92

Item 1A. RISK FACTORS	92

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	92

Item 3. DEFAULTS UPON SENIOR SECURITIES	92

Item 4. (REMOVED AND RESERVED)	92

Item 5. OTHER INFORMATION	92

Item 6. EXHIBITS	93
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Federal Home Loan Bank of New York
Statements of Condition — Unaudited (in thousands, except par value of capital stock)
As of September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
Assets
Cash and due from banks (Note 3)	$4,744,196	$660,873
Federal funds sold	4,964,000	4,988,000
Available-for-sale securities, net of unrealized gains (losses) of $16,141 at September 30, 2011 and $22,965 at December 31, 2010 (Note 5)	3,345,090	3,990,082
Held-to-maturity securities (Note 4)
Long-term securities	8,821,023	7,761,192
Advances (Note 6)	73,779,170	81,200,336
Mortgage loans held-for-portfolio, net of allowance for credit losses of $6,728 at September 30, 2011 and $5,760 at December 31, 2010 (Note 7)	1,356,912	1,265,804
Accrued interest receivable	243,347	287,335
Premises, software, and equipment	14,115	14,932
Derivative assets (Note 15)	53,373	22,010
Other assets	12,567	21,506

Total assets	$97,333,793	$100,212,070

Liabilities and capital

Liabilities
Deposits (Note 8)
Interest-bearing demand	$2,485,575	$2,401,882
Non-interest bearing demand	6,362	9,898
Term	29,000	42,700

Total deposits	2,520,937	2,454,480

Consolidated obligations, net (Note 10)
Bonds (Includes $14,341,126 at September 30, 2011 and $14,281,463 at December 31, 2010 at fair value under the fair value option)	66,280,849	71,742,627
Discount notes (Includes $4,125,354 at September 30, 2011 and $956,338 at December 31, 2010 at fair value under the fair value option)	22,538,777	19,391,452

Total consolidated obligations	88,819,626	91,134,079

Mandatorily redeemable capital stock (Note 11)	58,322	63,219

Accrued interest payable	190,748	197,266
Affordable Housing Program	129,779	138,365
Payable to REFCORP	—	21,617
Derivative liabilities (Note 15)	399,394	954,898
Other liabilities	119,020	103,777

Total liabilities	92,237,826	95,067,701

Commitments and Contingencies (Notes 11, 15 and 17)

Capital (Note 11)
Capital stock ($100 par value), putable, issued and outstanding shares: 45,717 at September 30, 2011 and 45,290 at December 31, 2010	4,571,693	4,528,962
Retained earnings
Unrestricted	700,504	712,091
Restricted (Note 11)	7,820	—

Total retained earnings	708,324	712,091
Accumulated other comprehensive income (loss) (Note 12)
Net unrealized gains on available-for-sale securities	16,141	22,965
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	(82,270)	(92,926)
Net unrealized losses on hedging activities	(106,394)	(15,196)
Employee supplemental retirement plans (Note 14)	(11,527)	(11,527)

Total capital	5,095,967	5,144,369

Total liabilities and capital	$97,333,793	$100,212,070

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Income — Unaudited (in thousands, except per share data)
For the three and nine months ended September 30, 2011 and 2010

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income
Advances (Note 6)	$85,440	$173,459	$359,640	$477,303
Interest-bearing deposits	700	1,699	2,221	3,766
Federal funds sold	1,547	2,253	5,694	6,600
Available-for-sale securities (Note 5)	7,045	7,580	23,205	23,128
Held-to-maturity securities (Note 4)
Long-term securities	70,021	84,242	210,352	274,686
Mortgage loans held-for-portfolio (Note 7)	15,832	16,333	47,160	49,689
Loans to other FHLBanks and other (Note 18)	1	—	1	—

Total interest income	180,586	285,566	648,273	835,172

Interest expense
Consolidated obligations-bonds (Note 10)	93,292	147,097	310,784	448,669
Consolidated obligations-discount notes (Note 10)	10,286	11,456	24,695	33,069
Deposits (Note 8)	240	959	1,068	2,813
Mandatorily redeemable capital stock (Note 11)	660	879	1,873	3,051
Cash collateral held and other borrowings (Note 18)	25	14	56	14

Total interest expense	104,503	160,405	338,476	487,616

Net interest income before provision for credit losses	76,083	125,161	309,797	347,556

Provision for credit losses on mortgage loans	765	231	2,967	1,137

Net interest income after provision for credit losses	75,318	124,930	306,830	346,419

Other income (loss)
Service fees and other	1,579	1,297	4,314	3,472
Instruments held at fair value — Unrealized gains (losses)(Note 16)	(5,173)	55	(10,574)	(12,612)
Total OTTI losses	(142)	(498)	(308)	(4,573)
Net amount of impairment losses reclassified (from) to
Accumulated other comprehensive loss	(918)	(2,569)	(1,262)	(3,164)

Net impairment losses recognized in earnings	(1,060)	(3,067)	(1,570)	(7,737)

Net realized and unrealized gains (losses) on derivatives and hedging activities (Note 15)	(8,608)	8,444	62,606	(3,344)
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities (Note 4 and 5)	—	—	17	708
Losses from extinguishment of debt and other	(441)	(624)	(55,981)	(1,493)

Total other income (loss)	(13,703)	6,105	(1,188)	(21,006)

Other expenses
Operating	6,815	6,009	21,995	19,787
Compensation and Benefits	12,239	15,648	65,267	41,458
Finance Agency and Office of Finance	3,220	2,036	9,730	6,447

Total other expenses	22,274	23,693	96,992	67,692

Income before assessments	39,341	107,342	208,650	257,721

Affordable Housing Program	4,036	8,852	17,981	21,350
REFCORP	(365)	19,698	30,708	47,274

Total assessments	3,671	28,550	48,689	68,624

Net income	$35,670	$78,792	$159,961	$189,097

Basic earnings per share (Note 13)	$0.77	$1.71	$3.60	$3.98

Cash dividends paid per share	$1.12	$1.15	$3.69	$3.60

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Capital — Unaudited (in thousands, except per share data)
For the nine months ended September 30, 2011 and 2010

						Accumulated
	Capital Stock(a)					Other		Total
	Class B		Retained Earnings			Comprehensive	Total	Comprehensive
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital	Income (Loss)
Balance, December 31, 2009	50,590	$5,058,956	$688,874	$—	$688,874	$(144,539)	$5,603,291

Proceeds from sale of capital stock	13,902	1,390,257	—	—	—	—	1,390,257
Redemption of capital stock	(17,553)	(1,755,299)	—	—	—	—	(1,755,299)
Shares reclassified to mandatorily redeemable capital stock	(303)	(30,308)	—	—	—	—	(30,308)
Cash dividends ($3.60 per share) on capital stock	—	—	(176,756)	—	(176,756)	—	(176,756)
Net Income	—	—	189,097	—	189,097	—	189,097	$189,097
Net change in Accumulated other comprehensive income (loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	—	—	9,293	9,293	9,293
Reclassification of non-credit OTTI to net income	—	—	—	—	—	5,234	5,234	5,234
Net unrealized gains on available-for-sale securities	—	—	—	—	—	27,224	27,224	27,224
Hedging activities	—	—	—	—	—	4,951	4,951	4,951

								$235,799

Balance, September 30, 2010	46,636	$4,663,606	$701,215	$—	$701,215	$(97,837)	$5,266,984

Balance, December 31, 2010	45,290	$4,528,962	$712,091	$—	$712,091	$(96,684)	$5,144,369

Proceeds from sale of capital stock	17,489	1,748,910	—	—	—	—	1,748,910
Redemption of capital stock	(17,028)	(1,702,830)	—	—	—	—	(1,702,830)
Shares reclassified to mandatorily redeemable capital stock	(34)	(3,349)	—	—	—	—	(3,349)
Cash dividends ($3.69 per share) on capital stock	—	—	(163,728)	—	(163,728)	—	(163,728)
Net Income	—	—	152,141	7,820	159,961	—	159,961	$159,961
Net change in Accumulated other comprehensive income (loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	—	—	9,192	9,192	9,192
Reclassification of non-credit OTTI to net income	—	—	—	—	—	1,464	1,464	1,464
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(6,824)	(6,824)	(6,824)
Hedging activities	—	—	—	—	—	(91,198)	(91,198)	(91,198)

								$72,595

Balance, September 30, 2011	45,717	$4,571,693	$700,504	$7,820	$708,324	$(184,050)	$5,095,967

(a)	Putable stock
The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the nine months ended September 30, 2011 and 2010

	Nine months ended
	September 30,
	2011	2010
Operating activities

Net Income	$159,961	$189,097

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(141,359)	(45,715)
Concessions on consolidated obligations	6,841	9,666
Premises, software, and equipment	4,085	4,201
Provision for credit losses on mortgage loans	2,967	1,137
Net realized (gains) from redemption of held-to-maturity securities	(17)	—
Net realized (gains) from sale of available-for-sale securities	—	(708)
Credit impairment losses on held-to-maturity securities	1,570	7,737
Change in net fair value adjustments on derivatives and hedging activities	430,203	406,975
Change in fair value adjustments on financial instruments held at fair value	10,574	12,612
Losses from extinguishment of debt	55,175	—
Net change in:
Accrued interest receivable	43,988	34,747
Derivative assets due to accrued interest	28,120	23,230
Derivative liabilities due to accrued interest	(38,102)	(21,895)
Other assets	5,112	2,856
Affordable Housing Program liability	(8,586)	(6,494)
Accrued interest payable	(10,608)	3,235
REFCORP liability	(21,617)	(3,674)
Other liabilities	719	7,933

Total adjustments	369,065	435,843

Net cash provided by operating activities	529,026	624,940

Investing activities
Net change in:
Interest-bearing deposits	(890,153)	(1,607,030)
Federal funds sold	24,000	(645,000)
Deposits with other FHLBanks	(100)	(29)
Premises, software, and equipment	(3,268)	(3,959)
Held-to-maturity securities:
Long-term securities
Purchased	(2,815,122)	(174,048)
Repayments	1,765,520	2,482,959
In-substance maturities	3,935	—
Available-for-sale securities:
Purchased	(1,094,954)	(1,957,867)
Repayments	1,734,926	838,129
Proceeds from sales	486	33,398
Advances:
Principal collected	203,976,117	165,792,738
Made	(196,097,860)	(155,157,849)
Mortgage loans held-for-portfolio:
Principal collected	174,324	155,621
Purchased	(268,842)	(106,769)
Proceeds from sales of REO	1,140	—

Net cash provided by investing activities	6,510,149	9,650,294

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (in thousands)
For the nine months ended September 30, 2011 and 2010

	Nine months ended
	September 30,
	2011	2010
Financing activities
Net change in:
Deposits and other borrowings	$227,631	$1,174,550
Derivative contracts with financing element (a)	(287,280)	(330,004)
Consolidated obligation bonds:
Proceeds from issuance	46,999,903	52,284,617
Payments for maturing and early retirement	(52,752,087)	(52,088,457)
Net payments on bonds transferred to other FHLBanks (b)	(167,381)	224,664
Consolidated obligation discount notes:
Proceeds from issuance	126,916,123	89,819,657
Payments for maturing	(123,766,867)	(102,848,990)
Capital stock:
Proceeds from issuance	1,748,910	1,390,257
Payments for redemption / repurchase	(1,702,830)	(1,755,299)
Redemption of Mandatorily redeemable capital stock	(8,246)	(89,254)
Cash dividends paid (c)	(163,728)	(176,756)

Net cash used by financing activities	(2,955,852)	(12,395,015)

Net increase (decrease) in cash and due from banks	4,083,323	(2,119,781)
Cash and due from banks at beginning of the period	660,873	2,189,252

Cash and due from banks at end of the period	$4,744,196	$69,471

Supplemental disclosures:
Interest paid	$399,920	$492,994
Affordable Housing Program payments (d)	$26,567	$27,844
REFCORP payments	$52,325	$50,948
Transfers of mortgage loans to real estate owned	$1,138	$970
Portion of non-credit OTTI (gains) losses on held-to-maturity securities	$(1,262)	$(3,164)

(a)	Cash flows from derivatives containing financing elements were considered as a financing activity and were included in borrowing activity. Cash outflows were $287,280 and $330,004 for the nine months ended 2011 and 2010.

(b)	For information about bonds transferred to FHLBanks and other related party transactions, see Note 18.

(c)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are reported as interest expense.

(d)	AHP payments = (beginning accrual — ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
The accompanying notes are an integral part of these unaudited financial statements.

Background
The Federal Home Loan Bank of New York (“FHLBNY” or “the Bank”) is a federally chartered corporation exempt from federal, state and local taxes except local real estate taxes. It is one of twelve district Federal Home Loan Banks (“FHLBanks”). The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”). Each FHLBank is a cooperative owned by member institutions located within a defined geographic district. The FHLBNY’s defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.
Assessments
Resolution Funding Corporation (“REFCORP”) Assessments. Up until June 30, 2011, the FHLBanks, including the FHLBNY, were required to make payments to REFCORP based on a percentage of Net Income. Each FHLBank was required to make payments to REFCORP until the total amount of payment actually made by all 12 FHLBanks was equivalent to a $300 million annual annuity, whose final maturity date was April 15, 2030. Based on payments made by the 12 FHLBanks through the second quarter of 2011, the FHLBanks have satisfied their obligation to REFCORP by the end of that period and no further payments will be necessary. In the third quarter of 2011, the FHLBNY recovered $365 thousand from a prior quarter in 2011.
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
Basis of Presentation
The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires management to make a number of judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expense during the reported periods. Although management believes these judgments, estimates and assumptions to be appropriate, actual results may differ. The information contained in these financial statements is unaudited. In the opinion of management, normal recurring adjustments necessary for a fair presentation of the interim period results have been made.
These unaudited financial statements should be read in conjunction with the FHLBNY’s audited financial statements for the year ended December 31, 2010, included in Form 10-K filed on March 25, 2011.
Note 1. Significant Accounting Policies and Estimates.
Significant Accounting Policies and Estimates
The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. These policies include estimating the allowance for credit losses on the advance (none) and mortgage loan portfolios, evaluating the impairment of the Bank’s securities portfolios, estimating the liabilities for employee benefit programs and estimating fair values of certain assets and liabilities. See Note 1 — Significant Accounting Policies and Estimates in Notes to the Financial Statements of the Federal Home Loan Bank of New York filed on Form 10-K on March 25, 2011, which contains a summary of the Bank’s significant accounting policies and estimates.
Starting in the third quarter of 2011, the FHLBNY allocates 20% of its net income to a separate restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement among the 12 FHLBanks; for more information, see Note 11. Except for this change, there have been no significant changes to accounting policies from those identified in the Bank’s most recent Form 10-K.
Note 2. Recently Issued Accounting Standards and Interpretations.
A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. On April 5, 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in certain modifications and restructurings being considered troubled debt restructurings. The required disclosures are effective for interim and annual reporting periods beginning on or after June 15, 2011 (July 1, 2011 for the FHLBNY). The FHLBNY adopted this guidance as of June 30, 2011, and the adoption resulted in increased financial statement disclosures, but did not have a material effect on the FHLBNY’s financial condition, results of operations or cash flows.
Fair Value Measurement and Disclosure Convergence. On May 12, 2011, the FASB and the International Accounting Standards Board (“IASB”) issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other standards within GAAP or IASB Standards; these amendments do not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for interim and annual periods beginning on or after December 15, 2011 (January 1, 2012 for the FHLBNY) and should be applied prospectively. The adoption of this guidance may result in increased financial statement disclosures, but is not expected to have a material effect on the FHLBNY’s financial condition, results of operations, or cash flows.
Presentation of Comprehensive Income. On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single statement or in two consecutive statements. This guidance eliminates the option to present other comprehensive income in a statement of capital. This guidance is effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBNY) and should be applied retrospectively for all periods presented. Early adoption is permitted. On October 21, 2011, the FASB voted to propose a deferral of the new requirement to present reclassifications of other comprehensive income in the income statement. Entities would still be required to adopt the other guidance contained in the new accounting standard for the presentation of comprehensive income. The FHLBNY plans to elect the two-statement approach beginning on January 1, 2012. The adoption of this guidance is expected to be limited to the presentation of its financial statements.
Disclosures about an Employer’s Participation in a Multiemployer Plan. On September 21, 2011, the FASB issued guidance to enhance disclosures about an employer’s participation in a multiemployer pension plan. These disclosures will provide users with the following: (1) additional administrative information about an employer’s participation in significant multiemployer plans; (2) an employer’s participation level in these plans, including contributions made and whether contributions exceed five percent of total contributions made to a plan; (3) the financial health of these plans, including information about funded status and funding improvement plans, as applicable; and (4) the nature of employer commitments to the plan, including expiration dates of collective bargaining agreements and whether such agreements require minimum plan contributions. Previously, disclosures were limited primarily to the historical contributions made to all multiemployer pension plans. This guidance is effective for the FHLBNY beginning with annual periods ending on December 31, 2011 and should be applied retrospectively for all prior periods presented. The adoption of this guidance will result in increased annual financial statement disclosures, but will not affect the FHLBNY’s financial condition, results of operations or cash flows.
Note 3. Cash and Due from Banks.
Cash on hand, cash items in the process of collection and amounts due from correspondent banks and the Federal Reserve Banks are included in cash and due from banks.
Compensating balances — The FHLBNY maintained average required clearing balances with the Federal Reserve Banks of approximately $1.0 million as of September 30, 2011 and December 31, 2010. The FHLBNY uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through deposit reserves — The FHLBNY acts as a pass-through correspondent for certain member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks were $64.0 million and $49.5 million as of September 30, 2011 and December 31, 2010. The FHLBNY includes member reserve balances in Other liabilities in the Statements of Condition.

Note 4. Held-to-Maturity Securities.
Major Security Types
The amortized cost basis, the gross unrecognized holding gains and losses (a), the fair values of held-to-maturity securities, and OTTI recognized in AOCI were as follows (in thousands):

	September 30, 2011
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$703,367	$—	$703,367	$52,786	$—	$756,153
Freddie Mac	201,134	—	201,134	13,846	—	214,980

Total pools of mortgages	904,501	—	904,501	66,632	—	971,133

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,018,369	—	2,018,369	36,136	(419)	2,054,086
Freddie Mac	2,543,314	—	2,543,314	59,384	(260)	2,602,438
Ginnie Mae	95,721	—	95,721	730	—	96,451

Total CMOs/REMICs	4,657,404	—	4,657,404	96,250	(679)	4,752,975

Commercial Mortgage-Backed Securities
Fannie Mae	100,457	—	100,457	6,782	—	107,239
Freddie Mac	1,628,836	—	1,628,836	113,763	—	1,742,599
Ginnie Mae	35,685	—	35,685	1,148	—	36,833

Total commercial mortgage-backed securities	1,764,978	—	1,764,978	121,693	—	1,886,671

Non-GSE MBS (b)
CMOs/REMICs	211,515	(1,731)	209,784	3,321	(1,466)	211,639
Commercial MBS	—	—	—	—	—	—

Total non-federal-agency MBS	211,515	(1,731)	209,784	3,321	(1,466)	211,639

Asset-Backed Securities (b)
Manufactured housing (insured)	159,465	—	159,465	—	(8,818)	150,647
Home equity loans (insured)	237,095	(59,090)	178,005	34,165	(5,674)	206,496
Home equity loans (uninsured)	163,582	(21,449)	142,133	13,296	(19,120)	136,309

Total asset-backed securities	560,142	(80,539)	479,603	47,461	(33,612)	493,452

Total MBS	$8,098,540	$(82,270)	$8,016,270	$335,357	$(35,757)	$8,315,870

Other
State and local housing finance agency obligations	$804,753	$—	$804,753	$2,596	$(75,411)	$731,938

Total other	$804,753	$—	$804,753	$2,596	$(75,411)	$731,938

Total Held-to-maturity securities	$8,903,293	$(82,270)	$8,821,023	$337,953	$(111,168)	$9,047,808

			December 31, 2010
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$857,387	$—	$857,387	$48,712	$—	$906,099
Freddie Mac	244,041	—	244,041	13,316	—	257,357

Total pools of mortgages	1,101,428	—	1,101,428	62,028	—	1,163,456

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,637,261	—	1,637,261	52,935	—	1,690,196
Freddie Mac	2,790,103	—	2,790,103	92,746	—	2,882,849
Ginnie Mae	116,126	—	116,126	936	—	117,062

Total CMOs/REMICs	4,543,490	—	4,543,490	146,617	—	4,690,107

Commercial Mortgage-Backed Securities
Fannie Mae	100,492	—	100,492	—	(2,516)	97,976
Freddie Mac	375,901	—	375,901	1,031	(5,315)	371,617
Ginnie Mae	48,747	—	48,747	1,857	—	50,604

Total commercial mortgage-backed securities	525,140	—	525,140	2,888	(7,831)	520,197

Non-GSE MBS (b)
CMOs/REMICs	294,686	(2,209)	292,477	6,228	(916)	297,789
Commercial MBS	—	—	—	—	—	—

Total non-federal-agency MBS	294,686	(2,209)	292,477	6,228	(916)	297,789

Asset-Backed Securities (b)
Manufactured housing (insured)	176,592	—	176,592	—	(21,437)	155,155
Home equity loans (insured)	257,889	(66,252)	191,637	35,550	(4,316)	222,871
Home equity loans (uninsured)	184,284	(24,465)	159,819	17,780	(21,478)	156,121

Total asset-backed securities	618,765	(90,717)	528,048	53,330	(47,231)	534,147

Total MBS	$7,083,509	$(92,926)	$6,990,583	$271,091	$(55,978)	$7,205,696

Other
State and local housing finance agency obligations	$770,609	$—	$770,609	$1,434	$(79,439)	$692,604

Total other	$770,609	$—	$770,609	$1,434	$(79,439)	$692,604

Total Held-to-maturity securities	$7,854,118	$(92,926)	$7,761,192	$272,525	$(135,417)	$7,898,300

(a)	Unrecognized gross holding gains and losses represent the difference between carrying value and fair value of a held-to-maturity security. At September 30, 2011 and December 31, 2010, the FHLBNY had pledged MBS with an amortized cost basis of $2.2 million and $2.7 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

(b)	Private-label MBS.

Unrealized losses
The following tables summarize held-to-maturity securities with fair values below their amortized cost basis. The fair values and gross unrealized holding losses (a) are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position as follows (in thousands):

	September 30, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$313,329	$(75,411)	$313,329	$(75,411)

Total Non-MBS	—	—	313,329	(75,411)	313,329	(75,411)

MBS Investment Securities MBS-GSE
Fannie Mae-CMBS	86,015	(419)	—	—	86,015	(419)

Freddie Mac-CMBS	148,751	(260)	—	—	148,751	(260)

Total MBS-GSE	234,766	(679)	—	—	234,766	(679)

MBS-Private-Label-CMOs	21,883	(435)	539,502	(69,956)	561,385	(70,391)

Total MBS	256,649	(1,114)	539,502	(69,956)	796,151	(71,070)

Total	$256,649	$(1,114)	$852,831	$(145,367)	$1,109,480	$(146,481)

			December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$20,945	$(1,270)	$309,476	$(78,169)	$330,421	$(79,439)

Total Non-MBS	20,945	(1,270)	309,476	(78,169)	330,421	(79,439)

MBS Investment Securities MBS-GSE
Fannie Mae-CMBS	97,976	(2,516)	—	—	97,976	(2,516)

Freddie Mac-CMBS	196,658	(5,315)	—	—	196,658	(5,315)

Total MBS-GSE	294,634	(7,831)	—	—	294,634	(7,831)

MBS-Private-Label-CMOs	5,017	(19)	593,667	(87,302)	598,684	(87,321)

Total MBS	299,651	(7,850)	593,667	(87,302)	893,318	(95,152)

Total	$320,596	$(9,120)	$903,143	$(165,471)	$1,223,739	$(174,591)

(a)	Unrealized holding losses represent the difference between amortized cost and fair value of a security. The baseline measure of unrealized holding losses is amortized cost, which is not adjusted for non-credit OTTI. Unrealized holding losses will not equal gross unrecognized losses, which are adjusted for non-credit OTTI.
Redemption terms
The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
State and local housing finance agency obligations
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	4,915	4,966	6,415	6,467
Due after five years through ten years	60,505	60,001	61,945	60,667
Due after ten years	739,333	666,971	702,249	625,470

State and local housing finance agency obligations	804,753	731,938	770,609	692,604

Mortgage-backed securities
Due in one year or less	—	—	—	—
Due after one year through five years	1,154	1,169	1,730	1,768
Due after five years through ten years	2,345,927	2,492,412	1,324,480	1,351,936
Due after ten years	5,751,459	5,822,289	5,757,299	5,851,992

Mortgage-backed securities	8,098,540	8,315,870	7,083,509	7,205,696

Total Held-to-maturity securities	$8,903,293	$9,047,808	$7,854,118	$7,898,300

Interest rate payment terms
The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	September 30, 2011		December 31, 2010
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$3,429,072	$3,426,071	$3,064,470	$3,060,797
Floating	3,069,829	3,069,829	2,105,272	2,105,272

CMO Total	6,498,901	6,495,900	5,169,742	5,166,069
Pass Thru (a)
Fixed	1,469,102	1,390,965	1,830,665	1,742,633
Floating	130,537	129,405	83,102	81,881

Pass Thru Total	1,599,639	1,520,370	1,913,767	1,824,514

Total MBS	8,098,540	8,016,270	7,083,509	6,990,583

State and local housing finance agency obligations
Fixed	113,183	113,183	135,344	135,344
Floating	691,570	691,570	635,265	635,265

	804,753	804,753	770,609	770,609

Total Held-to-maturity securities	$8,903,293	$8,821,023	$7,854,118	$7,761,192

(a)	Includes MBS supported by pools of mortgages.
Impairment analysis of GSE-issued and private label mortgage-backed securities
The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and government agencies by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities. Based on the Bank’s analysis, GSE- and agency-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE- and agency-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. Management evaluates its investments in private-label MBS (“PLMBS”) for OTTI on a quarterly basis by performing cash flow tests on 100 percent of securities. The credit-related OTTI is recognized in earnings. The non-credit portion of OTTI, which represents fair value losses of OTTI securities, is recognized in AOCI. These methodologies have not changed from those reported and discussed in the audited financial statements included in the FHLBNY’s most recent Form 10-K filed on March 25, 2011.
OTTI —. Certain securities had been previously determined to be OTTI, and the additional impairment, or re-impairment was due to further deterioration in the credit performance metrics of the securities. Cash flow assessments identified credit impairment as summarized below (in thousands):

							Three months ended		Nine months ended
	Three months ended September 30, 2011						September 30, 2011		September 30, 2011
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI(a)		OTTI(a)
Security		Fair		Fair		Fair	Credit	Non-credit	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	Loss	Loss
RMBS-Prime	$—	$—	$—	$—	$11,874	$11,215	$(81)	$(61)	$(81)	$(61)
HEL Subprime (b)	18,999	10,461	17,701	11,129	—	—	(979)	979	(1,489)	1,323

Total	$18,999	$10,461	$17,701	$11,129	$11,874	$11,215	$(1,060)	$918	$(1,570)	$1,262

							Twelve months ended
	Year ended December 31, 2010						December 31, 2010
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI(a)
Security		Fair		Fair		Fair	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss
RMBS-Prime	$—	$—	$—	$—	$58,269	$55,631	$(176)	$(303)
HEL Subprime (b)	31,256	17,090	173,220	129,804	70,747	62,300	(8,146)	3,573

Total	$31,256	$17,090	$173,220	$129,804	$129,016	$117,931	$(8,322)	$3,270

					Three months ended		Nine months ended
	Three months ended September 30, 2010				September 30, 2010		September 30, 2010
	Insurer MBIA		Insurer Ambac		OTTI(a)		OTTI(a)
Security		Fair		Fair	Credit	Non-credit	Credit	Non-credit
Classification	UPB	Value	UPB	Value	Loss	Loss	Loss	Loss
HEL Subprime (b)	$31,876	$15,050	$16,341	$8,233	$(3,067)	$(2,569)	$(7,737)	$3,164

Total	$31,876	$15,050	$16,341	$8,233	$(3,067)	$(2,569)	$(7,737)	$3,164

(a)	If the present value of cash flows expected to be collected (discounted at the security’s initial effective yield) is less than the amortized cost basis of the security, an OTTI is considered to have occurred because the entire amortized cost basis of the security will not be recovered. The credit-related OTTI is recognized in earnings. The non-credit portion of OTTI, which represents fair value losses of OTTI securities (excluding the amount of credit loss), is recognized in AOCI. Positive non-credit loss represents the net amount of non-credit loss reclassified from AOCI to increase the carrying value of securities previously deemed OTTI.

(b)	HEL Subprime securities are supported by home equity loans.

Based on cash flow testing, the Bank believes no OTTI exists for the remaining investments at September 30, 2011. The Bank’s conclusion is also based upon multiple factors: bond issuers’ continued satisfaction of their obligations under the contractual terms of the securities; the estimated performance of the underlying collateral; and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at September 30, 2011, and has also concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.
The following table provides rollforward information about the credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$29,648	$25,486	$29,138	$20,816
Additions to the credit component for OTTI loss not previously recognized	—	—	25	—
Additional credit losses for which an OTTI charge was previously recognized	1,060	3,067	1,545	7,737
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	—	—	—	—

Ending balance	$30,708	$28,553	$30,708	$28,553

Key Base Assumptions
The table below summarizes the weighted average and range of Key Base Assumptions for all private-label MBS at September 30, 2011, including those deemed OTTI:

	Key Base Assumption - All PLMBS at September 30, 2011
	CDR(a)		CPR(b)		Loss Severity %(c)
Security Classification	Range	Average	Range	Average	Range	Average
RMBS Prime	1.0-2.8	1.4	8.7-40.7	21.8	30.0-73.7	35.5
Alt-A	1.0-3.2	1.8	2.0-13.0	4.3	30.0-42.1	34.6
HEL Subprime	1.0-9.5	3.9	2.0-17.6	3.6	30.0-100.0	73.0

(a)	Conditional Default Rate (CDR): 1— ((1-MDR)^12) where, MDR is defined as the “Monthly Default Rate (MDR)” = (Beginning Principal Balance of Liquidated Loans)/(Total Beginning Principal Balance).

(b)	Conditional Prepayment Rate (CPR): 1— ((1-SMM)^12) where, SMM is defined as the “Single Monthly Mortality (SMM)” = (Voluntary partial and full prepayments + repurchases + Liquidated Balances)/(Beginning Principal Balance — Scheduled Principal). Voluntary prepayment excludes the liquidated balances mentioned above.

(c)	Loss Severity (Principal and interest in the current period) = Sum (Total Realized Loss Amount)/Sum (Beginning Principal and Interest Balance of Liquidated Loans).
Note 5. Available-for-Sale Securities.
Major Security types — The amortized cost, gross unrealized gains, losses and fair value (a) of investments (b) classified as available-for-sale were as follows (in thousands):

	September 30, 2011
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value
Cash equivalents	$130	$—	$—	$—	$130
Equity funds	5,995	—	—	(841)	5,154
Fixed income funds	3,271	—	267	—	3,538
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	3,269,793	—	18,571	(1,668)	3,286,696
CMBS-Floating	49,760	—	—	(188)	49,572

Total	$3,328,949	$—	$18,838	$(2,697)	$3,345,090

	December 31, 2010
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value
Cash equivalents	$120	$—	$—	$—	$120
Equity funds	6,715	—	182	(651)	6,246
Fixed income funds	3,374	—	207	—	3,581
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	3,906,932	—	26,588	(3,157)	3,930,363
CMBS-Floating	49,976	—	—	(204)	49,772

Total	$3,967,117	$—	$26,977	$(4,012)	$3,990,082

(a)	The carrying value of available-for-sale securities equals fair value. No available-for-sale securities had been pledged at September 30, 2011 and December 31, 2010.

(b)	The Bank has a grantor trust to fund current and future payments for its employee supplemental pension plans and investments in the trust are classified as available-for-sale. The grantor trust invests in money market, equity and fixed-income and bond funds. Daily net asset values are readily available and investments are redeemable at short notice. Realized gains and losses from investments in the funds were not significant.

Unrealized Losses — MBS classified as available-for-sale securities (in thousands):

	September 30, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-Other US Obligations
Ginnie Mae-CMOs	$68,250	$(38)	$—	$—	$68,250	$(38)
MBS-GSE
Fannie Mae-CMOs	418,165	(684)	14,096	(33)	432,261	(718)
Fannie Mae-CMBS	49,572	(188)	—	—	49,572	(188)
Freddie Mac-CMOs	395,650	(895)	8,682	(17)	404,332	(912)

Total MBS-GSE	863,387	(1,767)	22,778	(50)	886,165	(1,818)

Total Temporarily Impaired	$931,637	$(1,805)	$22,778	$(50)	$954,415	$(1,856)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-Other US Obligations
Ginnie Mae-CMOs	$71,922	$(192)	$—	$—	$71,922	$(192)
MBS-GSE
Fannie Mae-CMOs	374,535	(1,267)	—	—	374,535	(1,267)
Fannie Mae-CMBS	49,772	(204)	—	—	49,772	(204)
Freddie Mac-CMOs	368,652	(1,698)	—	—	368,652	(1,698)

Total MBS-GSE	792,959	(3,169)	—	—	792,959	(3,169)

Total Temporarily Impaired	$864,881	$(3,361)	$—	$—	$864,881	$(3,361)

Management of the FHLBNY has concluded that gross unrealized losses at September 30, 2011 and December 31, 2010, as summarized in the tables above, were caused by interest rate changes, credit spreads widening and reduced liquidity in the applicable markets. The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis above represent temporary impairment.
Impairment analysis on Available-for-sale securities — The Bank’s portfolio of mortgage-backed securities classified as available-for-sale or “AFS,” is comprised primarily of GSE-issued collateralized mortgage obligations, which are “pass through” securities. The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities. Based on the Bank’s analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. Management has not made a decision to sell such securities at September 30, 2011 or subsequently. Management also concluded that it will likely not be required to sell such securities before recovery of the amortized cost basis of the security. The FHLBNY believes that these securities were not other-than-temporarily impaired as of September 30, 2011 or at December 31, 2010.
Redemption terms
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as available-for-sale, by contractual maturity, were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities
GSE/U.S. agency issued CMO
Due after ten years	$3,269,793	$3,286,696	$3,906,932	$3,930,363
GSE/U.S. agency issued CMBS
Due after five years through ten years	49,760	49,572	49,976	49,772
Fixed income funds, equity funds and cash equivalents (b)	9,396	8,822	10,209	9,947

Total	$3,328,949	$3,345,090	$3,967,117	$3,990,082

(a)	The carrying value of available-for-sale securities equals fair value.

(b)	Determined to be redeemable at anytime.

Interest rate payment terms
The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as available-for-sale securities (in thousands):

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Mortgage pass-throughs-GSE/U.S. agency issued
Variable-rate — LIBOR indexed	$3,269,793	$3,286,696	$3,906,932	$3,930,363
Variable-rate CMBS — LIBOR indexed	49,760	49,572	49,976	49,772

Total (a)	$3,319,553	$3,336,268	$3,956,908	$3,980,135

(a)	Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.
Note 6. Advances.
Redemption terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2011			December 31, 2010
		Weighted(b)			Weighted(b)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$—	—%	—%	$196	1.15%	—%
Due in one year or less	16,903,303	1.65	24.48	16,872,651	1.77	21.94
Due after one year through two years	7,584,982	2.50	10.98	9,488,116	2.81	12.33
Due after two years through three years	6,547,132	2.34	9.48	7,221,496	2.94	9.39
Due after three years through four years	4,772,269	2.49	6.91	5,004,502	2.69	6.50
Due after four years through five years	12,583,873	3.70	18.22	6,832,709	2.93	8.88
Due after five years through six years	13,686,116	4.08	19.82	9,590,448	4.32	12.46
Thereafter	6,983,607	2.97	10.11	21,929,421	3.68	28.50

Total par value	69,061,282	2.86%	100.00%	76,939,539	3.03%	100.00%

Discount on AHP advances (a)	(22)			(42)
Hedging adjustments	4,717,910			4,260,839

Total	$73,779,170			$81,200,336

(a)	Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Interest rates on AHP advances ranged from 1.25% to 3.50% at September 30, 2011 and at December 31, 2010

(b)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
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
Collateral Coverage of Advances
Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances. As of September 30, 2011 and December 31, 2010, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances (a). Based upon the financial condition of the member, the FHLBNY:

(1)	Allows a member to retain possession of the mortgage collateral assigned to the FHLBNY if the member executes a written security agreement, provides periodic listings and agrees to hold such collateral for the benefit of the FHLBNY; however securities and cash collateral are always in physical possession; or

(2)	Requires the member specifically to assign or place physical possession of such mortgage collateral with the FHLBNY or its safekeeping agent.
Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member to the FHLBNY priority over the claims or rights of any other party. The two exceptions are claims that would be entitled to priority under otherwise applicable law and perfected security interests. All member obligations with the Bank were fully collateralized throughout their entire term. The total of collateral pledged to the Bank includes excess collateral pledged above the Bank’s minimum collateral requirements. However, a “Maximum Lendable Value” is established to ensure that the Bank has sufficient eligible collateral securing credit extensions. The Maximum Lendable Value ranges from 70 percent to 90 percent for mortgage collateral, and is applied to the lesser of book or market value. For securities, it ranges from 67 percent to 97 percent, and is applied to the market value. There are no Maximum Lendable Value ranges for deposit collateral pledged. It is common for members to maintain excess collateral positions with the Bank for future liquidity needs. Based on several factors (e.g. advance type, collateral type or member financial condition), members are required to comply with specified collateral requirements, including but not limited to a detailed listing of pledged mortgage collateral and/or delivery of pledged collateral to the Bank or its designated collateral custodian(s). All pledged securities collateral must be delivered to Citibank, N.A., the Bank’s securities safekeeping custodian. Mortgage collateral that is required to be in the Bank’s possession is typically delivered to the Bank’s Jersey City, New Jersey facility. However, in certain instances, delivery to a Bank approved custodian may be allowed. In both instances, the members provide periodic listings updating the information of the mortgage collateral in possession.
The following table summarizes pledged collateral at September 30, 2011 and December 31, 2010 (in thousands):
Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral
		Other	Total	Mortgage	Securities and
	Advances(b)	Obligations(c)	Indebtedness	Loans(d)	Deposits(d)	Total(d,e)
September 30, 2011	$69,061,282	$2,370,341	$71,431,623	$150,137,716	$41,164,472	$191,302,188

December 31, 2010	$76,939,539	$2,057,501	$78,997,040	$105,121,327	$42,675,062	$147,796,389

(a)	The level of over-collateralization is on an aggregate basis and may not necessarily be indicative of a similar level of over-collateralization on an individual member basis. At a minimum, each member pledged sufficient collateral to adequately secure the member’s outstanding obligation with the FHLBNY. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs.

(b)	Par value.

(c)	Standby financial letters of credit, derivatives and members’ credit enhancement guarantee amount (“MPFCE”).

(d)	Estimated market value.

(e)	The increase in total collateral is attributable to one new member that is currently only utilizing other obligations.
The following table shows the breakdown of collateral pledged by members between those that were specifically listed and those in the physical possession of the FHLBNY or that of its safekeeping agent (in thousands):
Location of Collateral Held

	Estimated Market Values
	Collateral in	Collateral	Collateral
	Physical	Specifically	Pledged for	Total Collateral
	Possession	Listed	AHP(a)	Received
September 30, 2011	$46,560,706	$144,868,505	$(127,023)	$191,302,188

December 31, 2010	$48,604,470	$99,289,202	$(97,283)	$147,796,389

(a)	Primarily pledged by non-members to cover potential recovery of AHP Subsidy in the event of non-compliance. This amount is included in the total collateral pledged, and the FHLBNY allocates to its AHP exposure.

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
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2011		December 31, 2010
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Real Estate (a):
Fixed medium-term single-family mortgages	$332,368	24.59%	$342,081	27.05%
Fixed long-term single-family mortgages	1,018,814	75.39	918,741	72.65
Multi-family mortgages	258	0.02	3,799	0.30

Total par value	1,351,440	100.00%	1,264,621	100.00%

Unamortized premiums	14,478		11,333
Unamortized discounts	(3,868)		(4,357)
Basis adjustment (b)	1,590		(33)

Total mortgage loans held-for-portfolio	1,363,640		1,271,564
Allowance for credit losses	(6,728)		(5,760)

Total mortgage loans held-for-portfolio after allowance for credit losses	$1,356,912		$1,265,804

(a)	Conventional mortgages constituted the majority of mortgage loans held-for-portfolio.

(b)	Represents fair value basis of open and closed delivery commitments.
No loans were transferred to the “loan-for-sale” category. From time to time, the Bank may request a PFI to repurchase loans if the loan failed to comply with the MPF loan standards. These have been insignificant in all periods in this report.
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 basis points, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (“FLA”), was estimated as $12.9 million and $12.0 million at September 30, 2011 and December 31, 2010. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating. The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit Enhancement fees accrued were $0.4 million and $1.2 million for the three and nine months ended September 30, 2011 and, $0.4 million and $1.1 million in the same periods in 2010. These fees were reported as a reduction to mortgage loan interest income. The amount of charge-offs and recoveries from PFIs in each period reported was not significant.
Allowance methodology for loan losses.
Summarized below are the FHLBNY’s assessment methodologies for evaluating credit losses on mortgage loans. These methodologies have not changed from those reported and discussed in the audited financial statements included in the FHLBNY’s most recent Form 10-K filed on March 25, 2011.
Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements. The Bank performs periodic reviews of individual impaired mortgage loans within the MPF loan portfolio to identify the potential for losses inherent in the portfolio and to determine the likelihood of collection of the principal and interest. Mortgage loans that are past due 90 days or more or classified under regulatory criteria (Sub-standard, Doubtful or Loss) are evaluated separately on a loan level basis for impairment. The FHLBNY bases its provision for credit losses on its estimate of probable credit losses inherent in the impaired MPF loan. The FHLBNY computes the provision for credit losses without considering the private mortgage insurance and other accompanying credit enhancement features (except the “First Loss Account”) to provide credit assurance to the FHLBNY. If adversely classified, or past due 90 days or more, reserves for conventional mortgage loans, except FHA- and VA-insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses are fully reserved. Only FHA- and VA-insured MPF loans are evaluated collectively.
When a loan is foreclosed and the Bank takes possession of real estate, the Bank will charge any excess carrying value over the net realizable value of the foreclosed loan to the allowance for credit losses.
FHA- and VA-insured mortgage loans have minimal inherent credit risk, and are therefore not considered impaired. Risk of such loans generally arises from servicers defaulting on their obligations. If adversely classified, the FHLBNY will have reserves established only in the event of a default of a PFI, and reserves would be based on the estimated costs to recover any uninsured portion of the MPF loan. Classes of the MPF loan portfolio would be subject to disaggregation to the extent that it is needed to understand the exposure to credit risk arising from these loans. The FHLBNY has determined that no further disaggregation of portfolio segments is needed, other than the methodology discussed above.

Allowances for credit losses have been recorded against the uninsured MPF loans. All other types of mortgage loans were insignificant and no allowances were necessary.
Allowance for credit losses
The following provides a rollforward analysis of the allowance for credit losses (a) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Allowance for credit losses:
Beginning balance	$6,349	$5,392	$5,760	$4,498
Charge-offs	(584)	(97)	(2,421)	(131)
Recoveries	198	11	422	33
Provision for credit losses on mortgage loans	765	231	2,967	1,137

Ending balance	$6,728	$5,537	$6,728	$5,537

Ending balance, individually evaluated for impairment (b)	$6,728		$6,728

Recorded investment, end of period:
Individually evaluated for impairment — Total impaired loans	$25,732		$25,732

Collectively evaluated for impairment (c)	$16,363		$16,363

(a)	The Bank assesses impairment on a loan level basis for conventional loans.

(b)	Allowance for loan losses associated with loans individually evaluated for impairment.

(c)	All government-guaranteed loans are collectively evaluated for impairment.
Non-performing loans
Non-accrual loans are reported in the table below. As of September 30, 2011 and December 31, 2010, the FHLBNY had no investment in impaired mortgage loans, other than the non-accrual loans.
The following table compares Non-performing loans and 90 day past due loans (a) to total mortgage (in thousands):

	September 30, 2011	December 31, 2010
Mortgage loans, net of provisions for credit losses	$1,356,912	$1,265,804

Non-performing mortgage loans — Conventional	$25,351	$26,781

Insured MPF loans past due 90 days or more and still accruing interest	$304	$574

(a)	Includes loans classified as sub-standard, doubtful or loss under regulatory criteria.
The following table summarizes the recorded investment, the unpaid principal balance and related allowance for impaired loans (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

				Three months ended		Nine months ended
	September 30, 2011			September 30, 2011		September 30, 2011
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized(b)	Investment	Recognized(b)
With no related allowance:
Conventional MPF Loans (a)	$4,434	$4,432	$—	$4,424	$—	$4,377	$—
With an allowance:
Conventional MPF Loans (a)	21,298	21,302	6,728	21,254	—	21,658	—

Total Conventional MPF Loans (a)	$25,732	$25,734	$6,728	$25,678	$—	$26,035	$—

	Year ended December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized(b)
With no related allowance:
Conventional MPF Loans (a)	$5,876	$5,856	$—	$4,867	$—
With an allowance:
Conventional MPF Loans (a)	20,909	20,925	5,760	18,402	—

Total Conventional MPF Loans (a)	$26,785	$26,781	$5,760	$23,269	$—

(a)	Based on analysis of the nature of risks of the Bank’s investments in MPF loans, including its methodologies for identifying and measuring impairment, the management of the FHLBNY has determined that presenting such loans as a single class is appropriate.

(b)	Insured loans were not considered impaired. The Bank does not record interest received to income from uninsured loans past due 90-days or greater.

Mortgage loans — Interest on Non-performing loans
The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest contractually due (a)	$378	$373	$1,045	$973
Interest actually received	347	344	967	898

Shortfall	$31	$29	$78	$75

(a)	The Bank does not recognize interest received as income from uninsured loans past due 90-days or greater.
Recorded investments (a) in MPF loans that were past due loans and real-estate owned are summarized below (in thousands):

	September 30, 2011			December 31, 2010
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$20,535	$514	$—	$19,651	$768	$—
Past due 60 - 89 days	6,844	58	—	6,437	207	—
Past due 90 days or more	25,351	307	—	26,785	577	—

Total past due	52,730	879	—	52,873	1,552	—

Total current loans	1,299,725	15,484	259	1,214,725	4,119	3,799

Total mortgage loans	$1,352,455	$16,363	$259	$1,267,598	$5,671	$3,799

Other delinquency statistics:
Loans in process of foreclosure, included above	$18,147	$193	$—	$14,615	$284	$—

Serious delinquency rate (b)	1.89%	1.88%	—%	2.14%	10.11%	—%

Serious delinquent loans total used in calculation of serious delinquency rate	$25,569	$307	$—	$27,112	$573	$—

Past due 90 days or more and still accruing interest	$—	$307	$—	$—	$573	$—

Loans on non-accrual status	$25,351	$—	$—	$26,785	$—	$—

Troubled debt restructurings (c)	$382	$—	$—	$—	$—	$—

Real estate owned	$785			$600

(a)	Recorded investments include accrued interest receivable and would not equal reported carrying values.

(b)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan portfolio class recorded investment.

(c)	A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been considered otherwise. The FHLBNY’s MPF Loan troubled debt restructurings primarily involve modifying the borrower’s monthly payment for a period of up to 36 months, with a cap based on a ratio of the borrower’s housing expense to monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged. If the housing expense ratio is still not met, the interest rate is reduced for up to 36 months in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments until the target housing expense ratio is met.

Certain comparative data were reclassified to conform to the presentation adopted as of September 30, 2011.
Note 8. Deposits.
The FHLBNY accepts demand, overnight and term deposits from its members. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.
The following table summarizes term deposits (in thousands):

	September 30, 2011	December 31, 2010
Due in one year or less	$29,000	$42,700

Total term deposits	$29,000	$42,700

Note 9. Borrowings.
Securities sold under agreements to repurchase
The FHLBNY had no securities sold under agreement to repurchase as of September 30, 2011 and December 31, 2010. Terms, amounts and outstanding balances of borrowings from other FHLBanks are described under Note 18 — Related Party Transactions.

Note 10. Consolidated Obligations.
Consolidated obligations are jointly issued by the FHLBanks through the Office of Finance, which serves as the FHLBanks’ fiscal agent. As provided by the FHLBank Act or by regulations governing the operations of the FHLBanks, all FHLBanks have joint and several liability for all FHLBank consolidated obligations. In connection with each debt issuance, each FHLBank specifies the type, term and amount of debt it requests to have issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the FHLBNY separately tracks and records as a liability its specific portion of the consolidated obligations issued and is the primary obligor for that portion of the consolidated obligations issued. The Federal Housing Finance Agency (“Finance Agency”) and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.
Finance Agency regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. The FHLBNY met the qualifying unpledged asset requirements as follows:

	September 30, 2011	December 31, 2010
Percentage of unpledged qualifying assets to consolidated obligations	109%	110%

The following summarizes consolidated obligations (bonds and discount notes) issued by the FHLBNY and outstanding at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Consolidated obligation bonds-amortized cost	$65,215,869	$71,114,070
Fair value basis adjustments	1,053,501	622,593
Fair value basis on terminated hedges	353	501
FVO (a)-valuation adjustments and accrued interest	11,126	5,463

Total Consolidated obligation-bonds	$66,280,849	$71,742,627

Discount notes-amortized cost	$22,536,191	$19,388,317
Fair value basis adjustments	(404)	—
FVO (a)-valuation adjustments and remaining accretion	2,990	3,135

Total Consolidated obligation-discount notes	$22,538,777	$19,391,452

(a)	Accounted under the Fair Value Option rules.
Redemption Terms of consolidated obligation bonds
The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2011			December 31, 2010
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate(b)	of Total	Amount	Rate(b)	of Total
One year or less	$34,940,695	0.57%	53.68%	$33,302,200	0.91%	46.91%
Over one year through two years	15,532,480	1.33	23.87	17,037,375	1.12	24.00
Over two years through three years	5,084,635	2.51	7.81	9,529,950	2.21	13.43
Over three years through four years	4,032,980	2.72	6.20	3,689,355	2.82	5.20
Over four years through five years	1,913,200	2.21	2.94	4,001,400	2.36	5.64
Over five years through six years	195,700	1.98	0.30	462,500	3.34	0.65
Thereafter	3,382,965	3.85	5.20	2,959,200	4.04	4.17

	65,082,655	1.26%	100.00%	70,981,980	1.46%	100.00%

Bond premiums (c)	162,572			163,830
Bond discounts (c)	(29,358)			(31,740)
Fair value basis adjustments	1,053,501			622,593
Fair value basis adjustments on terminated hedges	353			501
FVO (a)-valuation adjustments and accrued interest	11,126			5,463

	$66,280,849			$71,742,627

(a)	Accounted under the Fair Value Option rules.

(b)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(c)	Amortization of bond premiums and discounts resulted in net reduction of interest expense of $14.6 million and $40.8 million for the three and nine months ended September 30, 2011, and $8.3 million and $22.6 million for the same periods in 2010. Amortization of basis adjustments from terminated hedges were $1.0 million and $3.0 million, and were recorded as an expense for the three and nine months ended September 30, 2011, and $1.7 million and $4.9 million for the same periods in 2010.
In the three months ended September 30, 2011, the Bank did not transfer or retire any consolidated obligation bonds. In the nine months ended September 30, 2011, the Bank transferred and retired $504.7 million of consolidated obligation bonds (including $150.0 million transferred to one or more FHLBanks), resulting in a charge to Net income of $55.2 million. For more information, see Note 18—Related Party transactions. In the three months ended September 30, 2010, the Bank assumed $193.9 million (par amounts) of debt from one or more FHLBanks. All transfers, retirements and debt assumption were at negotiated market rates.

From time to time, the Bank transfers certain bonds at negotiated market rates to other FHLBanks or to unrelated financial institutions to meet the FHLBNY’s asset and liability management objectives. Generally, when debt is transferred in exchange for a cash price that price represents the fair market values of the debt.
Discount Notes
Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature.
The FHLBNY’s outstanding consolidated discount notes were as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
Par value	$22,543,278	$19,394,503

Amortized cost	$22,536,191	$19,388,317
Fair value basis adjustments	(404)	—
Fair value option valuation adjustments	2,990	3,135

Total	$22,538,777	$19,391,452

Weighted average interest rate	0.07%	0.16%

Note 11. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted retained earnings.
The FHLBanks, including the FHLBNY, have a cooperative structure. To access FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY.
The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, Class B1 and Class B2. Class B1 stock is issued to meet membership stock purchase requirements. Class B2 stock is issued to meet activity-based requirements. The FHLBNY requires member institutions to maintain Class B1 stock based on a percentage of the member’s mortgage-related assets and Class B2 stock-based on a percentage of advances and acquired member assets, mainly MPF loans, outstanding with the FHLBank and certain commitments outstanding with the FHLBank. Class B1 and Class B2 stockholders have the same voting rights and dividend rates. Members can redeem Class B stock by giving five years notice. The Bank’s capital plan does not provide for the issuance of Class A capital stock.
The FHLBNY is subject to risk-based capital rules. Specifically, the FHLBNY is subject to three capital requirements under its capital plan. First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk, and operations risk capital requirements as calculated in accordance with the FHLBNY policy, rules and regulations of the Finance Agency. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Agency may require the FHLBNY to maintain an amount of permanent capital greater than what is required by the risk-based capital requirements. In addition, the FHLBNY is required to maintain at least a 4.0% total capital-to-asset ratio and at least a 5.0% leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 time divided by total assets. The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods presented. The FHLBNY met the “adequately capitalized” classification, which is the highest rating, under the capital rule. However, the Finance Agency has discretion to reclassify an FHLBank and to modify or add to the corrective action requirements for a particular capital classification.

Risk-based capital — The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	September 30, 2011		December 31, 2010
	Required(d)	Actual	Required(d)	Actual
Regulatory capital requirements:
Risk-based capital (a), (e)	$521,254	$5,338,339	$538,917	$5,304,272
Total capital-to-asset ratio	4.00%	5.48%	4.00%	5.29%
Total capital (b)	$3,893,352	$5,338,339	$4,008,483	$5,304,272
Leverage ratio	5.00%	8.23%	5.00%	7.94%
Leverage capital (c)	$4,866,690	$8,007,508	$5,010,604	$7,956,408

(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

(b)	Required “Total capital” is 4.0% of total assets.

(c)	Actual “Leverage capital” is Actual “Risk-based capital” times 1.5.

(d)	Required minimum.

(e)	Under regulatory guidelines issued by the Federal Housing finance Agency (“FHFA”), the Bank’s regulator, concurrently with the rating action on August 8, 2011 by S&P lowered the rating of long-term securities issued by the U.S. government, federal agencies, and other entities, including Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, from AAA to AA+. With regard to this action, consistent with guidance provided by the banking regulators with respect to capital rules, the FHFA provides the following guidance for the Federal Home Loan Banks: the risk weights for Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities do not change for purposes of calculating risk-based capital.
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
Anticipated redemptions of mandatorily redeemable capital stock in the following table assume the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances (in thousands):

	September 30, 2011	December 31, 2010
Redemption less than one year	$36,162	$27,875
Redemption from one year to less than three years	4,565	17,019
Redemption from three years to less than five years	69	2,035
Redemption after five years or greater	17,526	16,290

Total	$58,322	$63,219

Voluntary and involuntary withdrawal and changes in membership — Changes in membership due to mergers were not significant in any periods in this report. When a member is acquired by a non-member, the FHLBNY reclassifies stock of the member to a liability on the day the member’s charter is dissolved. Under existing practice, the FHLBNY repurchases Class B2 capital stock held by former members if such stock is considered “excess” and is no longer required to support outstanding advances. Class B2 membership stock held by former members is reviewed and repurchased annually.
The following table provides withdrawals and terminations in membership:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Voluntary Termination/Notices Received and Pending	—	—	—	1
Involuntary Termination (a)	—	—	1	5
Non-member due to merger	—	1	1	1

(a)	The Board of Directors of FHLBank may terminate the membership of any institution that: (1) fails to comply with any requirement of the FHLBank Act, any regulation adopted by the Finance Agency, or any requirement of the Bank’s capital plan; (2) becomes insolvent or otherwise subject to the appointment of a conservator, receiver, or other legal custodian under federal or state law; or (3) would jeopardize the safety or soundness of the FHLBank if it was to remain a member.

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$58,221	$69,569	$63,219	$126,294
Capital stock subject to mandatory redemption reclassified from equity	—	42	3,349	30,308
Redemption of mandatorily redeemable capital stock (a)	101	(2,263)	(8,246)	(89,254)

Ending balance	$58,322	$67,348	$58,322	$67,348

Accrued interest payable (b)	$660	$794	$660	$794

(a)	Redemption includes repayment of excess stock.

(b)	The annualized accrual rates were 4.50% for September 30, 2011 and 4.60% for September 30, 2010.
Restricted Retained Earnings — The Joint Capital Enhancement Agreement (Capital Agreement), as amended, is intended to enhance the capital position of each FHLBank. The intent of the Capital Agreement is to allocate that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. Because each FHLBank had been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation was satisfied, the Capital Agreement provides that, with full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends. Each FHLBank subsequently amended its capital plan or capital plan submission, as applicable, to implement the provisions of the Capital Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation. In accordance with the Capital Agreement, starting in the third quarter of 2011, the FHLBNY allocates 20% of its net income to a separate restricted retained earnings account.
Note 12. Total Comprehensive Income.
Total comprehensive income is comprised of Net income and AOCI, which includes unrealized gains and losses on available-for-sale securities, cash flow hedging activities, employee supplemental retirement plans and the non-credit portion of OTTI on HTM securities.
Changes in AOCI and total comprehensive income were as follows for the three and nine months ended September 30, 2011 and the same periods in 2010 (in thousands):

		Non-credit	Reclassification			Accumulated
	Available-	OTTI on HTM	of Non-credit	Cash	Supplemental	Other		Total
	for-sale	Securities,	OTTI to	Flow	Retirement	Comprehensive	Net	Comprehensive
	Securities	Net of accretion	Net Income	Hedges	Plans	Income (Loss)	Income	Income (loss)
Balance, June 30, 2010	$20,182	$(107,534)	$5,657	$(19,614)	$(7,877)	$(109,186)
Net change	3,633	3,265	2,569	1,882	—	11,349	$78,792	$90,141

Balance, September 30, 2010	$23,815	$(104,269)	$8,226	$(17,732)	$(7,877)	$(97,837)

Balance, June 30, 2011	$18,613	$(95,319)	$9,119	$(20,823)	$(11,527)	$(99,937)
Net change	(2,472)	2,951	979	(85,571)	—	(84,113)	$35,670	$(48,443)

Balance, September 30, 2011	$16,141	$(92,368)	$10,098	$(106,394)	$(11,527)	$(184,050)

		Non-credit	Reclassification			Accumulated
	Available-	OTTI on HTM	of Non-credit	Cash	Supplemental	Other		Total
	for-sale	Securities,	OTTI to	Flow	Retirement	Comprehensive	Net	Comprehensive
	Securities	Net of accretion	Net Income	Hedges	Plans	Income (Loss)	Income	Income (loss)
Balance, December 31, 2009	$(3,409)	$(113,562)	$2,992	$(22,683)	$(7,877)	$(144,539)
Net change	27,224	9,293	5,234	4,951	—	46,702	$189,097	$235,799

Balance, September 30, 2010	$23,815	$(104,269)	$8,226	$(17,732)	$(7,877)	$(97,837)

Balance, December 31, 2010	$22,965	$(101,560)	$8,634	$(15,196)	$(11,527)	$(96,684)
Net change	(6,824)	9,192	1,464	(91,198)	—	(87,366)	$159,961	$72,595

Balance, September 30, 2011	$16,141	$(92,368)	$10,098	$(106,394)	$(11,527)	$(184,050)

Note 13. Earnings Per Share of Capital.
The following table sets forth the computation of earnings per share (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$35,670	$78,792	$159,961	$189,097

Net income available to stockholders	$35,670	$78,792	$159,961	$189,097

Weighted average shares of capital	46,813	46,800	45,077	48,429
Less: Mandatorily redeemable capital stock	(582)	(685)	(587)	(910)

Average number of shares of capital used to calculate earnings per share	46,231	46,115	44,490	47,519

Basic earnings per share	$0.77	$1.71	$3.60	$3.98

Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents.
Note 14. Employee Retirement Plans.
The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“DB Plan”). The DB Plan is a tax-qualified multiple-employer plan. For accounting purposes, the DB plan is a multi-employer plan that does not segregate its assets, liabilities, or costs by participating employer. The Bank also offers a Benefit Equalization Plan (“BEP”) that restores defined benefits and contribution benefits to those employees who have had their qualified defined benefit and defined contribution benefits limited by IRS regulations. In addition, the Bank offers a Retiree Medical Benefit Plan, which is a postretirement health benefit plan. There are no funded plan assets that have been designated to provide postretirement health benefits.
Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses (a) for the three and nine months ended September 30, 2011 and the same periods in 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Defined Benefit Plan	$492	$4,000	$29,484	$6,623
Benefit Equalization Plan (defined benefit)	695	570	2,085	1,710
Defined Contribution Plan	363	528	1,067	1,137
Postretirement Health Benefit Plan	285	281	854	843

Total retirement plan expenses	$1,835	$5,379	$33,490	$10,313

(a)	In March 2011, the FHLBNY contributed $24.0 million to its Defined Benefit Plan to eliminate a funding shortfall. Prior to the contribution the DB Plan’s adjusted funding target attainment percentage (“AFTAP”) was 79.9% (80%) based on the actuarial valuation for the DB Plan. The AFTAP equals DB Plan assets divided by plan liabilities. Under the Pension Protection Act of 2006 (“PPA”), if the AFTAP in any future year is less than 80%, then the DB Plan will be restricted in its ability to provided increased benefits and /or lump sum distributions. If the AFTAP in any future year is less than 60%, then benefit accruals will be frozen. The contribution to the DB Plan was charged to Compensation and Benefits for the three months ended March 31, 2011.
Components of the net periodic pension cost for the defined benefit component of the BEP, an unfunded plan, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$165	$163	$495	$489
Interest cost	324	279	970	837
Amortization of unrecognized prior service cost	(14)	(17)	(40)	(50)
Amortization of unrecognized net loss	220	145	660	434

Net periodic benefit cost	$695	$570	$2,085	$1,710

Key assumptions and other information for the actuarial calculations to determine current period’s benefit obligations for the BEP plan were as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
Discount rate (a)	5.35%		5.35%
Salary increases	5.50%		5.50%
Amortization period (years)	8		8
Benefits paid during the period	$(1,006	) (b)	$(515)

(a)	The discount rate was based on the Citigroup Pension Liability Index at December 31, 2010 and adjusted for duration.

(b)	Forecast for the entire year.
Postretirement Health Benefit Plan
The FHLBNY has a postretirement health benefit plan for retirees called the Retiree Medical Benefit Plan. Employees over the age of 55 are eligible provided they have completed ten years of service after age 45. Components of the net periodic benefit cost for the postretirement health benefit plan were (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost (benefits attributed to service during the period)	$180	$157	$541	$470
Interest cost on accumulated postretirement health benefit obligation	221	229	662	687
Amortization of loss	66	78	199	235
Amortization of prior service cost/(credit)	(182)	(183)	(548)	(549)

Net periodic postretirement health benefit cost	$285	$281	$854	$843

The measurement date used to determine current period’s benefit obligation was December 31, 2010. Key assumptions (a) and other information to determine current period’s obligation for the postretirement health benefit plan were as follows:

	September 30, 2011	December 31, 2010
Weighted average discount rate	5.35%	5.35%

Health care cost trend rates:
Assumed for next year	9.00%	9.00%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2016	2016
Post 65 Ultimate rate	6.00%	6.00%
Post 65 Year that ultimate rate is reached	2016	2016
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

(a)	The discount rate was based on the Citigroup Pension Liability Index at December 31, 2010 and adjusted for duration.
Note 15. Derivatives and Hedging Activities.
General — The FHLBNY may enter into interest-rate swaps, swaptions and interest-rate cap and floor agreements to manage its exposure to changes in interest rates. The FHLBNY may also use callable swaps to potentially adjust the effective maturity, repricing frequency or option characteristics of financial instruments to achieve risk management objectives. The FHLBNY uses derivatives in three ways: by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction that qualifies for hedge accounting treatment; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e. an “economic hedge”). A new cash flow hedging strategy was implemented in the first quarter of 2011 as described below-(See Recently adopted cash flow hedging strategy), and aside from the adoption of the new strategy, there were no significant changes to hedging activities from those described in detail in the audited financial statements included in the FHLBNY’s most recent Form 10-K, filed on March 25, 2011. The following is a summary of the more significant elements of the FHLBNY’s derivative and hedging activities.
Hedging Activities — The Bank documents all relationships between derivative hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to: (i) assets and liabilities on the balance sheet, (ii) firm commitments, or (iii) forecasted transactions. The Bank also formally assesses (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank typically uses regression analyses or other statistical analyses to assess the effectiveness of its hedges. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur in the originally expected period; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; (v) it determines that designating the derivative as a hedging instrument is no longer appropriate; or (vi) it decides to use the derivative to offset changes in the fair value of other derivatives or instruments carried at fair value.

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
Recently adopted cash flow hedging strategy — Beginning in the first quarter of 2011, the Bank hedges the rolling issuance of discount notes as a cash flow hedge. In these hedges, the Bank enters into interest rate swap agreements with unrelated swap dealers and designates the swaps as hedges of the variable quarterly interest payments on the discount note borrowing program. In this program, the Bank issues a series of discount notes with 91-day terms over periods, generally about 10 years. The FHLBNY will continue issuing new 91-day discount notes over the terms of the swaps as each outstanding discount note matures. The interest rate swaps require a settlement every 91 days, and the variable rate, which is based on the 3-month LIBOR, is reset immediately following each payment. The swaps are expected to eliminate the risk of variability of cash flows for each forecasted discount note issuances every 91 days. The FHLBNY performs prospective hedge effectiveness analysis at inception of the hedges. The FHLBNY also performs an on-going retrospective hedge effectiveness analysis at least every quarter to provide assurance that the hedges will remain highly effective. The fair values of the interest rate swaps are recorded in AOCI and ineffectiveness, if any, is measured using the “hypothetical derivative method” and recorded in earnings. The effective portion remains in AOCI. The Bank monitors the credit standing of the derivative counterparty each quarter.
Hedged Items
Consolidated Obligations — The FHLBNY manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflows on the derivative with the cash outflow on the consolidated obligation. The hedge transactions may be executed upon or after the issuance of consolidated obligations. When such transactions qualify for hedge accounting, they are treated as fair value hedges under the accounting standards for derivatives and hedging. The FHLBNY has also elected to use the FVO for certain consolidated obligation bonds and discount notes, and these liabilities were measured under the accounting standards for FVO at fair value. To mitigate the volatility resulting from changes in fair values of bonds and notes designated under the FVO, the Bank has also executed interest rate swaps as economic hedges of the bonds and notes.
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
Advances — The Bank offers a wide array of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years, with fixed or adjustable rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset. With a putable fixed-rate advance borrowed by a member, the FHLBNY may purchase from the member a put option that enables the FHLBNY to effectively convert an advance from fixed-rate to floating-rate by exercising the put option and terminating the advance at par on the pre-determined put exercise dates. Typically, the FHLBNY will exercise the option in a rising interest rate environment. The FHLBNY may hedge a putable advance by entering into a cancelable interest rate swap in which the FHLBNY pays to the swap counterparty fixed-rate cash flows and receives variable-rate cash flows. The swap counterparty can cancel the swap on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit to the member on new terms. When such transactions qualify for hedge accounting, they are treated as fair value hedges under the accounting standards for derivatives and hedging. The Bank has not elected the FVO for any advances. The FHLBNY also offers callable advance to members, which is a fixed-rate advance borrowed by a member. With the advance, the FHLBNY sells to the member a call option that enables the member to terminate the advance at pre-determined exercise dates. The FHLBNY hedges such advances by executing interest rate swaps with cancellable option features that would allow the FHLBNY to terminate the swaps also at pre-determined option exercise dates.
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
The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives. When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure (less collateral held) represents the appropriate measure of credit risk. Substantially all derivative contracts are subject to master netting agreements or other right of offset arrangements. At September 30, 2011 and December 31, 2010, the Bank’s credit exposure, representing derivatives in a fair value net gain position, was approximately $53.4 million and $22.0 million after the recognition of any cash collateral held by the FHLBNY. The credit exposures at September 30, 2011 and December 31, 2010 included $16.9 million and $6.1 million in net interest receivable.
Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of the FHLBNY with respect to derivative contracts. Derivative counterparties’ exposure to the FHLBNY is measured by derivatives in a fair value loss position from the FHLBNY’s perspective, which from the counterparties’ perspective is a gain. At September 30, 2011 and December 31, 2010, derivatives in a net unrealized loss position, which represented the counterparties’ exposure to the potential non-performance risk of the FHLBNY, were $399.4 million and $954.9 million after deducting $3.6 billion and $2.7 billion of cash collateral pledged by the FHLBNY at those dates to the exposed counterparties. However, the FHLBNY is also exposed to the risk of derivative counterparties defaulting on the terms of the derivative contracts and failing to return cash deposited with counterparties. If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties. To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged as a deposit is exposed to credit risk of the defaulting counterparty. Derivative counterparties holding the FHLBNY’s cash as pledged collateral were rated Single-A or better at September 30, 2011, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.
Many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as the FHLBNY retains its GSE status, ratings downgrades would not result in the posting of additional collateral. Other CSA agreements would require the FHLBNY to post additional collateral based solely on an adverse change in the credit rating of the FHLBNY by Standard & Poor’s (“S&P”) and Moody’s. In the event of a split rating, the lower rating will apply. On August 8, 2011, S&P downgraded the credit rating of the FHLBank long-term debt from AAA to AA+/Negative and lowered one notch the credit ratings of those FHLBanks rated AAA (including the Federal Home Loan Bank of New York) to AA+/Negative. On August 2, 2011, Moody’s affirmed the AAA status of the FHLBank’s long-term debt and the AAA credit rating of the FHLBNY.
On the assumption that the FHLBNY will retain its status as a GSE, the FHLBNY estimates that the one notch downgrade of FHLBNY’s credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $94.4 million at September 30, 2011. Additional collateral postings upon downgrade were estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and the exposures as of September 30, 2011. The aggregate fair value of the FHLBNY’s derivative instruments that were in a net liability position at September 30, 2011 was approximately $399.4 million.

The following table summarizes outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	September 30, 2011
	Notional Amount of
	Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$85,694,024	$1,191,621	$4,919,416
Interest rate swaps-cash flow hedges	858,000	—	92,119

Total derivatives in hedging instruments	86,552,024	1,191,621	5,011,535

Derivatives not designated as hedging instruments
Interest rate swaps	33,076,237	12,500	26,461
Interest rate caps or floors	1,900,000	13,510	21
Mortgage delivery commitments	28,327	232	18
Other*	550,000	10,637	10,091

Total derivatives not designated as hedging instruments	35,554,564	36,879	36,591

Total derivatives before netting and collateral adjustments	$122,106,588	1,228,500	5,048,126

Netting adjustments		(1,019,177)	(1,019,177)
Cash collateral and related accrued interest		(155,950)	(3,629,555)

Total collateral and netting adjustments		(1,175,127)	(4,648,732)

Total reported on the Statements of Condition		$53,373	$399,394

	December 31, 2010
	Notional Amount of
	Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$93,840,813	$944,807	$4,661,102
Interest rate swaps-cash flow hedges	—	—	—

Total derivatives in hedging instruments	93,840,813	944,807	4,661,102

Derivatives not designated as hedging instruments
Interest rate swaps	24,400,547	23,911	12,543
Interest rate caps or floors	1,900,000	41,881	107
Mortgage delivery commitments	29,993	9	523
Other*	550,000	6,069	5,392

Total derivatives not designated as hedging instruments	26,880,540	71,870	18,565

Total derivatives before netting and collateral adjustments	$120,721,353	1,016,677	4,679,667

Netting adjustments		(994,667)	(994,667)
Cash collateral and related accrued interest		—	(2,730,102)

Total collateral and netting adjustments		(994,667)	(3,724,769)

Total reported on the Statements of Condition		$22,010	$954,898

*	Other: Comprised of swaps intermediated for members.
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

Components of hedging gains and losses from derivatives and hedging activities for the three and nine months ended September 30, 2011 are summarized below (in thousands):

	Three months ended September 30,
	2011				2010
				Effect of				Effect of
				Derivatives on				Derivatives on
	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest
	Derivative	Hedged Item	Impact	Income (a)	Derivative	Hedged Item	Impact	Income (a)
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(1,050,548)	$1,073,284	$22,736	$(430,967)	$(880,233)	$881,448	$1,215	$(478,422)
Consolidated obligations-bonds	375,271	(381,479)	(6,208)	113,714	206,540	(208,047)	(1,507)	137,824
Consolidated obligations-discount notes	239	404	643	324	—	—	—	—

Net gain (loss) related to fair value hedges	(675,038)	692,209	17,171	(316,929)	(673,693)	673,401	(292)	(340,598)

Cash flow hedges	(119)	—	(119)	(4,828)	—	—	—	—

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	(489)	—	(489)	—	(1,203)	—	(1,203)	—
Consolidated obligations-bonds	(14,456)	—	(14,456)	—	6,753	—	6,753	—
Consolidated obligations-discount notes	30	—	30	—	(231)	—	(231)	—
Member intermediation	(43)	—	(43)	—	202	—	202	—
Balance sheet-macro hedges swaps	—	—	—		—	—	—	—
Accrued interest-swaps	2,624	—	2,624	—	2,381	—	2,381	—
Accrued interest-intermediation	47	—	47	—	42	—	42	—
Caps and floors
Advances	(19)	—	(19)	—	(19)	—	(19)	—
Balance sheet	(15,184)	—	(15,184)	—	(14,618)	—	(14,618)	—
Accrued interest-options	—	—	—	—	—	—	—	—
Mortgage delivery commitments	1,788	—	1,788	—	257	—	257	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	(5,732)	—	(5,732)	—	8,025	—	8,025	—
Consolidated obligations-discount notes	(418)	—	(418)	—	1,674	—	1,674	—
Accrued interest on swaps	6,192	—	6,192	—	5,473	—	5,473	—

Net gain (loss) related to derivatives not designated as hedging instruments	(25,660)	—	(25,660)	—	8,736	—	8,736	—

Total	$(700,817)	$692,209	$(8,608)	$(321,757)	$(664,957)	$673,401	$8,444	$(340,598)

	Nine months ended September 30,
	2011				2010
				Effect of				Effect of
				Derivatives on				Derivatives on
	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest	Gain (Loss) on	Gain (Loss) on	Earnings	Net Interest
	Derivative	Hedged Item	Impact	Income (a)	Derivative	Hedged Item	Impact	Income (a)
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(1,034,404)	$1,113,710	$79,306	$(1,281,665)	$(2,020,332)	$2,020,771	$439	$(1,519,392)
Consolidated obligations-bonds	428,266	(431,173)	(2,907)	381,400	492,043	(489,735)	2,308	483,049
Consolidated obligations-discount notes	239	404	643	324	—	—	—	—

Net gain (loss) related to fair value hedges	(605,899)	682,941	77,042	(899,941)	(1,528,289)	1,531,036	2,747	(1,036,343)

Cash flow hedges	(119)	—	(119)	(6,222)	—	—	—	—

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	(319)	—	(319)	—	(3,164)	—	(3,164)	—
Consolidated obligations-bonds	(13,226)	—	(13,226)	—	(29,762)	—	(29,762)	—
Consolidated obligations-discount notes	30	—	30	—	(4,331)	—	(4,331)	—
Member intermediation	(130)	—	(130)	—	357	—	357	—
Balance sheet-macro hedges swaps	—	—	—	—	173	—	173	—
Accrued interest-swaps	7,751	—	7,751	—	46,900	—	46,900	—
Accrued interest-intermediation	140	—	140	—	91	—	91	—
Caps and floors
Advances	(56)	—	(56)	—	(418)	—	(418)	—
Balance sheet	(28,284)	—	(28,284)	—	(47,901)	—	(47,901)	—
Accrued interest-options	—	—	—	—	(2,598)	—	(2,598)	—
Mortgage delivery commitments	2,327	—	2,327	—	811	—	811	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	(3,754)	—	(3,754)	—	10,381	—	10,381	—
Consolidated obligations-discount notes	(1,476)	—	(1,476)	—	2,448	—	2,448	—
Accrued interest on swaps	22,680	—	22,680	—	20,922	—	20,922	—

Net gain (loss) related to derivatives not designated as hedging instruments	(14,317)	—	(14,317)	—	(6,091)	—	(6,091)	—

Total	$(620,335)	$682,941	$62,606	$(906,163)	$(1,534,380)	$1,531,036	$(3,344)	$(1,036,343)

(a)	Represents interest expense and income generated from hedge qualifying interest-rate swaps that were recorded with interest income and expense of the hedged — bonds, discount notes, and advances.

Cash Flow Hedges
The effect of cash flow hedge related derivative instruments were as follows (in thousands):

	Three months ended September 30,
	2011				2010
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
		Location:	Amount	Ineffectiveness		Location:	Amount	Ineffectiveness
	Recognized in	Reclassified to	Reclassified to	Recognized in	Recognized in	Reclassified to	Reclassified to	Recognized in
	AOCI (c), (d)	Earnings (c)	Earnings (c)	Earnings	AOCI(c), (d)	Earnings (c)	Earnings (c)	Earnings
The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—	$—	Interest Income	$—	$—
Consolidated obligations-bonds (a)	(5,767)	Interest Expense	986	(119)	—	Interest Expense	1,882	—
Consolidated obligations-discount notes (b)	(80,790)	Interest Expense	—	—	—	Interest Expense	—	—

Total	$(86,557)		$986	$(119)	$—		$1,882	$—

	Nine months ended September 30,
	2011				2010
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
		Location:	Amount	Ineffectiveness		Location:	Amount	Ineffectiveness
	Recognized in	Reclassified to	Reclassified to	Recognized in	Recognized in	Reclassified to	Reclassified to	Recognized in
	AOCI (c), (d)	Earnings (c)	Earnings (c)	Earnings	AOCI(c), (d)	Earnings (c)	Earnings (c)	Earnings
The effect of cash flow hedge related to Interest rate swaps
Advances	$—	Interest Income	$—	$—	$—	Interest Income	$—	$—
Consolidated obligations-bonds (a)	(2,063)	Interest Expense	2,984	(119)	(472)	Interest Expense	5,423	—
Consolidated obligations-discount notes (b)	(92,119)	Interest Expense	—	—	—	Interest Expense	—	—

Total	$(94,182)		$2,984	$(119)	$(472)		$5,423	$—

(a)	Hedges of anticipated issuance of debt — The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions is between three and nine months. There were no open contracts at September 30, 2011 and December 31, 2010. The amounts in AOCI from terminated and open cash flow hedges representing net unrecognized losses were $14.3 million and $15.2 million at September 30, 2011 and December 31, 2010. At September 30, 2011, it is expected that over the next 12 months about $3.8 million of net losses recorded in AOCI will be recognized as a yield adjustment to consolidated bond interest expense and a charge to earnings.

(b)	Hedges of discount note in rolling issuances — The notional amount of the interest rate swap outstanding under this program was $858.0 million at September 30, 2011 and the fair value recorded in AOCI was an unrealized loss of $92.1 million. The program commenced in the first quarter of 2011. The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows under this strategy is 10 years.

(c)	Effective portion.

(d)	Represents basis adjustments from cash flow hedging transactions recorded in AOCI.
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

	September 30, 2011
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$3,336,268	$—	$3,336,268	$—	$—
Equity and bond funds	8,822	—	8,822	—	—
Derivative assets(a)
Interest-rate derivatives	53,141	—	1,228,268	—	(1,175,127)
Mortgage delivery commitments	232	—	232	—	—

Total assets at fair value	$3,398,463	$—	$4,573,590	$—	$(1,175,127)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(4,125,354)	$—	$(4,125,354)	$—	$—
Bonds (to the extent FVO is elected) (b)	(14,341,126)	—	(14,341,126)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(399,376)	—	(5,048,108)	—	4,648,732
Mortgage delivery commitments	(18)	—	(18)	—	—

Total liabilities at fair value	$(18,865,874)	$—	$(23,514,606)	$—	$4,648,732

	December 31, 2010
					Netting
	Total	Level 1	Level 2	Level 3	Adjustments
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$3,980,135	$—	$3,980,135	$—	$—
Equity and bond funds	9,947	—	9,947	—	—
Derivative assets(a)
Interest-rate derivatives	22,001	—	1,016,668	—	(994,667)
Mortgage delivery commitments	9	—	9	—	—

Total assets at fair value	$4,012,092	$—	$5,006,759	$—	$(994,667)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(956,338)	$—	$(956,338)	$—	$—
Bonds (to the extent FVO is elected) (b)	(14,281,463)	—	(14,281,463)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(954,375)	—	(4,679,144)	—	3,724,769
Mortgage delivery commitments	(523)	—	(523)	—	—

Total liabilities at fair value	$(16,192,699)	$—	$(19,917,468)	$—	$3,724,769

Level 1 — Quoted prices in active markets for identical assets.

Level 2 — Significant other observable inputs.

Level 3 — Significant unobservable inputs.

(a)	Derivative assets and liabilities were interest-rate contracts, including de minimis amount of mortgage delivery contracts. Based on an analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)	Based on its analysis of the nature of risks of the FHLBNY’s debt measured at fair value, the FHLBNY has determined that presenting the debt as a single class is appropriate.
Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities would be measured at fair value on a nonrecurring basis. For the FHLBNY, such items may include mortgage loans in foreclosure, mortgage loans and held-to-maturity securities written down to fair value and real estate owned. At September 30, 2011 and December 31, 2010, the Bank measured and recorded the fair values of HTM securities deemed to be OTTI on a nonrecurring basis; that is, they were not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of OTTI). For held-to-maturity securities that were previously credit impaired but no additional credit impairment were deemed necessary, the securities were recorded at their carrying values and not re-adjusted to their fair values.
The following table summarizes the fair values of MBS for which a non-recurring change in fair value was recorded (in thousands):

	September 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Private-label residential mortgage-backed securities	$11,215	$—	$—	$11,215

Total	$11,215	$—	$—	$11,215

	December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Private-label residential mortgage-backed securities	$15,827	$—	$—	$15,827

Total	$15,827	$—	$—	$15,827

Estimated fair values — Summary Tables
The carrying values and estimated fair values of the FHLBNY’s financial instruments were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets
Cash and due from banks	$4,744,196	$4,744,196	$660,873	$660,873
Federal funds sold	4,964,000	4,964,005	4,988,000	4,987,976
Available-for-sale securities	3,345,090	3,345,090	3,990,082	3,990,082
Held-to-maturity securities
Long-term securities	8,821,023	9,047,808	7,761,192	7,898,300
Advances	73,779,170	73,809,259	81,200,336	81,292,598
Mortgage loans held-for-portfolio, net	1,356,912	1,440,251	1,265,804	1,328,787
Accrued interest receivable	243,347	243,347	287,335	287,335
Derivative assets	53,373	53,373	22,010	22,010
Other financial assets	2,336	2,336	3,981	3,981
Liabilities
Deposits	2,520,937	2,520,948	2,454,480	2,454,488
Consolidated obligations
Bonds	66,280,849	66,465,235	71,742,627	71,926,039
Discount notes	22,538,777	22,540,144	19,391,452	19,391,743
Mandatorily redeemable capital stock	58,322	58,322	63,219	63,219
Accrued interest payable	190,748	190,748	197,266	197,266
Derivative liabilities	399,394	399,394	954,898	954,898
Other financial liabilities	70,230	70,230	58,818	58,818
Fair Value Option Disclosures
The following table summarizes the activity related to consolidated obligation bonds and discount notes for which the Bank elected the Fair Value Option (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	Bonds		Discount notes		Bonds		Discount notes
Balance, beginning of the period	$(9,452,247)	$(9,763,246)	$(736,746)	$(1,753,688)	$(14,281,463)	$(6,035,741)	$(956,338)	$—
New transactions elected for fair value option	(8,450,000)	(6,601,000)	(3,386,076)	—	(25,095,000)	(17,771,000)	(4,022,558)	(1,752,185)
Maturities and terminations	3,565,000	5,600,000	—	—	25,041,000	13,060,000	853,397	—
Changes in fair value	(3,800)	576	(1,373)	(521)	(9,753)	(11,118)	(821)	(1,494)
Changes in accrued interest/unaccreted balance	(79)	2,434	(1,159)	(1,692)	4,090	(3,377)	966	(2,222)

Balance, end of the period	$(14,341,126)	$(10,761,236)	$(4,125,354)	$(1,755,901)	$(14,341,126)	$(10,761,236)	$(4,125,354)	$(1,755,901)

The following table presents the change in fair value included in the Statements of Income for the consolidated obligation bonds and discount notes designated in accordance with the accounting standards on the Fair Value Option for financial assets and liabilities (in thousands):

	Three months ended September 30,
	2011			2010
		Net Gain(Loss)	Total Change in Fair		Net Gain(Loss)	Total Change in Fair
	Interest	Due to Changes in	Value Included in Current	Interest	Due to Changes in	Value Included in Current
	Expense	Fair Value	Period Earnings	Expense	Fair Value	Period Earnings
Consolidated obligations-bonds	$(8,093)	$(3,800)	$(11,893)	$(10,926)	$576	$(10,350)
Consolidated obligations-discount notes	(1,159)	(1,373)	(2,532)	(1,692)	(521)	(2,213)

	$(9,252)	$(5,173)	$(14,425)	$(12,618)	$55	$(12,563)

	Nine months ended September 30,
	2011			2010
		Net Gain(Loss)	Total Change in Fair		Net Gain(Loss)	Total Change in Fair
	Interest	Due to Changes in	Value Included in Current	Interest	Due to Changes in	Value Included in Current
	Expense	Fair Value	Period Earnings	Expense	Fair Value	Period Earnings
Consolidated obligations-bonds	$(30,732)	$(9,753)	$(40,485)	$(30,011)	$(11,118)	$(41,129)
Consolidated obligations-discount notes	(2,577)	(821)	(3,398)	(2,222)	(1,494)	(3,716)

	$(33,309)	$(10,574)	$(43,883)	$(32,233)	$(12,612)	$(44,845)

The following table compares the aggregate fair value, the aggregate remaining contractual fair value and aggregate remaining contractual principal balance outstanding of consolidated obligation bonds and discount notes for which the Fair Value Option has been elected (in thousands):

	September 30, 2011
	Principal Balance	Fair Value	Fair Value Over/(Under)
Consolidated obligations-bonds (a)	$14,330,000	$14,341,126	$11,126
Consolidated obligations-discount notes (b)	4,122,363	4,125,354	2,991

	$18,452,363	$18,466,480	$14,117

	December 31, 2010
	Principal Balance	Fair Value	Fair Value Over/(Under)
Consolidated obligations-bonds (a)	$14,276,000	$14,281,463	$5,463
Consolidated obligations-discount notes (b)	953,203	956,338	3,135

	$15,229,203	$15,237,801	$8,598

	September 30, 2010
	Principal Balance	Fair Value	Fair Value Over/(Under)
Consolidated obligations-bonds	$10,751,000	$10,761,236	$10,236
Consolidated obligations-discount notes	1,752,185	1,755,901	3,716

	$12,503,185	$12,517,137	$13,952

(a)	Relative to December 31, 2010, fair values of fixed-rate bonds at September 30, 2011 were in greater unrealized loss positions due to decline in observed market yields relative to contractual yields of the bonds. Fair values of fixed-rate liabilities will move inversely as market yields decline.

(b)	Compared to December 31, 2010, the FHLBNY designated greater amounts of discount notes under the FVO designation at September 30, 2011 because in a relatively volatile interest rate environment in 2011, it was not possible to predict with a high-degree of certainty that the hedges of short-term discount notes would remain highly effective hedges through their term to maturity. Absent that assurance, the discount notes could not qualify for hedge accounting.
Notes to Estimated Fair Values of Financial Instruments
The fair value of a financial instrument that is an asset is defined as the price the FHLBNY would receive to sell the asset in an orderly transaction with market participants. A financial liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair values are based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices are not available, valuation models and inputs are utilized. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or markets and the instruments’ complexity.
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
Note 17. Commitments and Contingencies.
Consolidated obligations — Joint and several liability. Although the FHLBNY is primarily liable only for its portion of consolidated obligations (i.e. those consolidated obligations issued on its behalf and those that have been transferred/assumed from other FHLBanks), it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts of the outstanding consolidated obligations of all 12 FHLBanks were $0.7 trillion and $0.8 trillion at September 30, 2011 and December 31, 2010.
As discussed more fully in Note 20 to the audited financial statements in the Bank’s most recent Form 10-K filed on March 25, 2011, the FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future. Accordingly, the FHLBNY has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at September 30, 2011 and December 31, 2010.
Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance. Outstanding standby letters of credit were approximately $3.3 billion and $2.3 billion as of September 30, 2011 and December 31, 2010, and had original terms of up to 15 years, with a final expiration in 2019. Standby letters of credit are fully collateralized. Unearned fees on standby letters of credit are recorded in Other liabilities, and were not significant as of September 30, 2011 and December 31, 2010.

MPF Program - Under the MPF program, the Bank was unconditionally obligated to purchase $28.3 million and $30.0 million of mortgage loans at September 30, 2011 and December 31, 2010. Commitments are generally for periods not to exceed 45 business days. Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging. In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $898.8 million and $630.6 million as of September 30, 2011 and December 31, 2010.
Future benefit payments for the BEP and the postretirement health benefit plan are not considered significant. The Bank expects to fund $7.8 million over the next 12 months towards the Defined Benefit Plan, a non-contributory pension plan.
The following table summarizes contractual obligations and contingencies as of September 30, 2011 (in thousands):

	September 30, 2011
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$34,940,695	$20,617,115	$5,946,180	$3,578,665	$65,082,655
Mandatorily redeemable capital stock (a)	36,162	4,565	69	17,526	58,322
Premises (lease obligations) (b)	3,060	5,635	4,674	2,337	15,706

Total contractual obligations	34,979,917	20,627,315	5,950,923	3,598,528	65,156,683

Other commitments
Standby letters of credit	3,190,869	20,666	38,157	3,861	3,253,553
Consolidated obligations-bonds/ discount notes traded not settled	500,000	—	—	—	500,000
Open delivery commitments (MPF)	28,327	—	—	—	28,327

Total other commitments	3,719,196	20,666	38,157	3,861	3,781,880

Total obligations and commitments	$38,699,113	$20,647,981	$5,989,080	$3,602,389	$68,938,563

(a)	Callable bonds contain exercise date or a series of exercise dates that may result in a shorter redemption period. Mandatorily redeemable capital stock is categorized by the dates at which the corresponding member obligations mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.

(b)	Immaterial amount of commitments for equipment leases are not included.
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
As previously reported, the Bank received a Derivatives ADR Notice from LBSF dated July 23, 2010, making a Demand as of the date of the Notice of approximately $268 million owed to LBSF by the Bank. Subsequently, in accordance with the Alternative Dispute Resolution Procedure Order entered by the Bankruptcy Court dated September 17, 2009 (“Order”), the Bank responded to LBSF on August 23, 2010, denying LBSF’s Demand. LBSF served a reply on September 7, 2010, effectively reiterating its position. The mediation conducted pursuant to the Order commenced on December 8, 2010 and concluded without settlement on March 17, 2011. Pursuant to the Order, positions taken by the parties in the ADR process are confidential.
While the Bank believes that LBSF’s position is without merit, the amount the Bank actually recovers or pays will ultimately be decided in the course of the bankruptcy proceedings.

Note 18. Related Party Transactions.
The FHLBNY is a cooperative and its members own almost all of the stock of the Bank. Any stock not owned by members is held by former members. The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The FHLBNY conducts its advances business almost exclusively with members. The Bank considers its transactions with its members and former member stockholders as related party transactions in addition to transactions with other FHLBanks, the Office of Finance and the Finance Agency. All transactions with all members, including those whose officers may serve as directors of the FHLBNY, are at terms no more favorable than comparable transactions with other members.
Debt Transfers
For the three and nine months ended September 30, 2011, the Bank did not assume debt from another FHLBank. During the 2010 third quarter, the bank assumed debt from another FHLB totaling $193.9 million (par amounts). There was no transfer of consolidated obligation bonds to other FHLBanks or assumption of debt in the prior two quarters of 2010. The Bank did not transfer debt to another FHLBank for the three months ended September 30, 2011 and the same period in 2010. For the nine months ended September 30, 2011, the Bank transferred $150.0 million of its consolidated bonds to another FHLBank. No bonds were transferred by the FHLBNY to another FHLBank in the same period in 2010.
Advances sold or transferred
No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.
MPF Program
In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members. Transactions are at market rates. Loans outstanding at September 30, 2011 that had been participated by the FHLBNY to the FHLBank of Chicago on a cumulative basis were $71.7 million and $81.2 million at December 31, 2010. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. Fees paid to the FHLBank of Chicago for program services were $0.1 million and $0.4 million for the three and nine months ended September 30, 2011 and $0.1 million and $0.4 million in the same periods in 2010.
Mortgage-backed Securities
No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.
Intermediation
Notional amounts of $550.0 million were outstanding at September 30, 2011 and December 31, 2010 in which the FHLBNY acted as an intermediary to sell derivatives to members, and also include offsetting identical transactions with unrelated derivatives counterparties. Net fair value exposures of these transactions at September 30, 2011 and December 31, 2010 were not material. The intermediated derivative transactions were fully collateralized.
Loans to other Federal Home Loan Banks
In the nine months ended September 30, 2011 and 2010, FHLBNY extended $300.0 million and $27.0 million to another FHLBank. In the three months ended September 30, 2011, the FHLBNY extended a loan for a total of $200.0 million to another FHLBank. There was no loan made in the three months ended September 30, 2010 to another FHLBank. Generally, loans made to other FHLBanks are uncollateralized. All loans are at market rates. The impact to Net interest income from such loans was not significant in any period in this report.

The following tables summarize outstanding balances with related parties at September 30, 2011 and December 31, 2010, and transactions for the three and nine months ended September 30, 2011 and the same periods in 2010 (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital

	September 30, 2011		December 31, 2010
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$4,744,196	$—	$660,873
Interest-bearing deposits	—	—	—	—
Federal funds sold	—	4,964,000	—	4,988,000
Available-for-sale securities	—	3,345,090	—	3,990,082
Held-to-maturity securities
Long-term securities	—	8,821,023	—	7,761,192
Advances	73,779,170	—	81,200,336	—
Mortgage loans (a)	—	1,356,912	—	1,265,804
Accrued interest receivable	213,005	30,342	256,617	30,718
Premises, software, and equipment	—	14,115	—	14,932
Derivative assets (b)	—	53,373	—	22,010
Other assets (c)	213	12,354	113	21,393

Total assets	$73,992,388	$23,341,405	$81,457,066	$18,755,004

Liabilities and capital
Deposits	$2,520,937	$—	$2,454,480	$—
Consolidated obligations	—	88,819,626	—	91,134,079
Mandatorily redeemable capital stock	58,322	—	63,219	—
Accrued interest payable	7	190,741	10	197,256
Affordable Housing Program (d)	129,779	—	138,365	—
Payable to REFCORP	—	—	—	21,617
Derivative liabilities (b)	—	399,394	—	954,898
Other liabilities (e)	64,008	55,012	49,484	54,293

Total liabilities	$2,773,053	$89,464,773	$2,705,558	$92,362,143

Capital	5,095,967	—	5,144,369	—

Total liabilities and capital	$7,869,020	$89,464,773	$7,849,927	$92,362,143

(a)	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

(b)	Derivative assets and liabilities include insignificant fair values due to intermediation activities on behalf of members.

(c)	Includes insignificant amounts of miscellaneous assets that are considered related party.

(d)	Represents funds not yet disbursed to eligible programs.

(e)	Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party: Income and Expense transactions

	Three months ended
	September 30, 2011		September 30, 2010
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$85,440	$—	$173,459	$—
Interest-bearing deposits (a)	—	700	—	1,699
Federal funds sold	—	1,547	—	2,253
Available-for-sale securities	—	7,045	—	7,580
Held-to-maturity securities
Long-term securities	—	70,021	—	84,242
Mortgage loans (b)	—	15,832	—	16,333
Loans to other FHLBanks and other	1	—	—	—

Total interest income	$85,441	$95,145	$173,459	$112,107

Interest expense
Consolidated obligations	$—	$103,578	$—	$158,553
Deposits	240	—	959	—
Mandatorily redeemable capital stock	660	—	879	—
Cash collateral held and other borrowings	—	25	—	14

Total interest expense	$900	$103,603	$1,838	$158,567

Service fees and other	$1,579	$—	$1,297	$—

	Nine months ended
	September 30, 2011		September 30, 2010
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$359,640	$—	$477,303	$—
Interest-bearing deposits (a)	—	2,221	—	3,766
Federal funds sold	—	5,694	—	6,600
Available-for-sale securities	—	23,205	—	23,128
Held-to-maturity securities
Long-term securities	—	210,352	—	274,686
Mortgage loans (b)	—	47,160	—	49,689
Loans to other FHLBanks and other	1	—	—	—

Total interest income	$359,641	$288,632	$477,303	$357,869

Interest expense
Consolidated obligations	$—	$335,479	$—	$481,738
Deposits	1,068	—	2,813	—
Mandatorily redeemable capital stock	1,873	—	3,051	—
Cash collateral held and other borrowings	—	56	—	14

Total interest expense	$2,941	$335,535	$5,864	$481,752

Service fees and other	$4,314	$—	$3,472	$—

(a)	Includes de minimis amounts of interest income from MPF service provider.

(b)	Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

Note 19. Segment Information and Concentration.
The FHLBNY manages its operations as a single business segment. Management and the FHLBNY’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance. Advances to large members constitute a significant percentage of FHLBNY’s advance portfolio and its source of revenues.
The top ten advance holders at September 30, 2011, December 31, 2010 and September 30, 2010 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	September 30, 2011
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Nine months
Hudson City Savings Bank, FSB*	Paramus	NJ	$13,725,000	19.9%	$124,938	$405,413
Metropolitan Life Insurance Company	New York	NY	11,780,000	17.1	66,990	201,027
New York Community Bank*	Westbury	NY	7,693,157	11.1	76,937	228,261
MetLife Bank, N.A.	Convent Station	NJ	4,589,500	6.6	25,911	70,173
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.6	14,088	43,064
Valley National Bank	Wayne	NJ	2,104,500	3.0	22,187	68,373
Investors Bank	Short Hills	NJ	2,101,993	3.0	14,861	39,500
Astoria Federal Savings and Loan Assn.	Lake Success	NY	1,944,000	2.8	17,803	55,313
New York Life Insurance Company	New York	NY	1,500,000	2.2	3,800	10,701
Doral Bank	San Juan	PR	1,391,420	2.0	6,464	24,479

Total			$49,329,570	71.3%	$373,979	$1,146,304

*	At September 30, 2011, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2010
				Percentage of
			Par	Total Par Value	Twelve months
	City	State	Advances	of Advances	Interest Income
Hudson City Savings Bank, FSB*	Paramus	NJ	$17,025,000	22.1%	$705,743
Metropolitan Life Insurance Company	New York	NY	12,555,000	16.3	294,526
New York Community Bank*	Westbury	NY	7,793,165	10.1	307,102
MetLife Bank, N.A.	Convent Station	NJ	3,789,500	4.9	61,036
Manufacturers and Traders Trust Company	Buffalo	NY	2,758,000	3.6	42,979
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.3	77,544
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,391,000	3.1	107,917
Valley National Bank	Wayne	NJ	2,310,500	3.0	98,680
New York Life Insurance Company	New York	NY	1,500,000	2.0	14,678
First Niagara Bank, National Association	Buffalo	NY	1,473,493	1.9	24,911

Total			$54,095,658	70.3%	$1,735,116

*	At December 31, 2010, officer of member bank also served on the Board of Directors of the FHLBNY.

	September 30, 2010
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Nine months
Hudson City Savings Bank, FSB*	Paramus	NJ	$17,175,000	21.4%	$178,029	$529,488
Metropolitan Life Insurance Company	New York	NY	13,230,000	16.5	75,674	222,705
New York Community Bank*	Westbury	NY	7,593,167	9.5	77,416	230,083
MetLife Bank, N.A.	Bridgewater	NJ	4,969,500	6.2	16,368	40,514
Manufacturers and Traders Trust Company	Buffalo	NY	3,709,163	4.6	11,607	34,369
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,735,000	3.4	27,463	83,763
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.1	17,971	60,244
Valley National Bank	Wayne	NJ	2,361,500	2.9	24,677	73,885
Doral Bank	San Juan	PR	1,531,420	1.9	16,471	53,041
New York Life Insurance Company	New York	NY	1,500,000	1.9	4,274	11,166

Total			$57,304,750	71.4%	$449,950	$1,339,258

*	At September 30, 2010, officer of member bank also served on the Board of Directors of the FHLBNY.

The following table summarizes capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of September 30, 2011 and December 31, 2010 (shares in thousands):

		Number	Percent
	September 30, 2011	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	7,266	15.69%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,635	14.33
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590-6644	4,068	8.79
Citibank, N.A.	399 Park Avenue, New York, NY 10043	3,647	7.88

		21,616	46.69%

		Number	Percent
	December 31, 2010	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	8,719	18.99%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,035	15.32
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590-6644	4,093	8.91

		19,847	43.22%

*	At September 30, 2011 and December 31, 2010, officer of member bank also served on the Board of Directors of the FHLBNY.
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
The FHLBNY has evaluated subsequent events through November 10, 2011, which is the date this Form 10-Q was issued.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements contained in this report, including statements describing the objectives, projections, estimates or predictions of the Federal Home Loan Bank of New York (“we” “us,” “our,“the Bank” or the “FHLBNY”), may be “forward-looking statements.” All statements other than statements of historical fact are statements that could potentially be forward-looking statements. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, the capital structure and other financial items; statements of plans or objectives for future operations; expectations of future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.
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

Organization of Management’s Discussion and Analysis (“MD&A”).
This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:
MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
1.1 - 1.15	Result of Operations	47 - 58
2.1 - 2.2	Assessments	58
3.1 - 3.3	Financial Condition	59 - 60
4.1 - 4.10	Advances	61 - 65
5.1 - 5.10	Investments	66 - 70
6.1 - 6.3	Mortgage Loans	71 - 72
7.1 - 7.10	Consolidated Obligations	73 - 77
8.1 - 8.2	Capital	77
9.1 - 9.6	Derivatives	79 - 81
10.1 - 10.4	Liquidity	82 - 84

Executive Overview
This executive overview of MD&A highlights and selected information may not contain all of the information that is important to readers of this Form 10-Q. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates affecting the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent Form 10-K filed on March 25, 2011.
Cooperative business model. As a cooperative, we seek to maintain a balance between our public policy mission and our ability to provide adequate returns on the capital supplied by our members. We achieve this balance by delivering low-cost financing to members to help them meet the credit needs of their communities and also by paying a dividend on members’ capital stock. Our financial strategies are designed to enable us to expand and contract in response to member credit needs. By investing capital in high-quality, short- and medium-term financial instruments, we maintain sufficient liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations, and meet other obligations. The dividends we pay are largely the result of earnings on invested member capital, net earnings on advances to members, mortgage loans and investments, offset in part by operating expenses and assessments. Our Board of Directors and Management determine, the pricing of member credit and dividend policies based on the needs of our members and the cooperative.
Business segment. We manage our operations as a single business segment. Advances to members are our primary focus and the principal factor that impacts our operating results. We are exempt from ordinary federal, state and local taxation (except for local real estate tax). Until June 30, 2011, we were required to make payments to Resolution Funding Corporation (“REFCORP”). We are required to set aside a percentage of our income towards an Affordable Housing Program (“AHP”).
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
Financial performance of the Federal Home Loan Bank of New York

	Financial Performance of the Federal Home Loan Bank of New York
	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions, except per share data)	2011	2010	Change	2011	2010	Change
Net interest income before provision for credit losses	$76	$125	$(49)	$310	$348	(38)
Provision for credit losses on mortgage loans	1	—	1	3	1	2

Net OTTI impairment losses	(1)	(3)	2	(2)	(8)	6
Other non-interest income (loss)	(13)	9	(22)	1	(13)	14

Total other income (loss)	(14)	6	(20)	(1)	(21)	20
Operating expenses	7	6	1	22	20	2
Compensation and Benefits	12	16	(4)	65	41	24
Net income	36	79	(43)	160	189	(29)
Earnings per share	$0.77	$1.71	$(0.94)	$3.60	$3.98	$(0.38)
Dividend per share	$1.12	$1.15	$(0.03)	$3.69	$3.60	$0.09
Results of Operations
We reported 2011 third quarter Net income of $35.7 million, or $0.77 per share, compared with Net income of $78.8 million, or $1.71 per share in the same period in 2010. The return on average equity, which is Net income divided by average Capital stock, Retained earnings and Accumulated other comprehensive income (loss) (“AOCI”), was 2.72% in the 2011 period, compared with 6.03% in the same period in 2010.
The decrease in Net income from the third quarter of 2010 was driven by lower Net interest income, caused primarily by declining interest margins. Interest margins on advances were generally weaker in the current quarter, relative to the prior year third quarter. Investments in floating-rate mortgage-backed securities earned lower yields. As high-yielding fixed-rate MBS and intermediate-term advances continue to pay down or mature, they have been replaced by lower yielding assets due to the low interest rate environment, and this has tended to lower the overall yield on total assets. While the cost of funding has improved somewhat in the current year quarter, the cost of longer-term debt has remained above historical levels. Net income for the 2011 third quarter was also adversely impacted by unrealized losses recorded in Other income (loss) from derivative and hedging activities, and unfavorable fair value changes of consolidated obligation debt held at fair value under the Fair Value Option. In contrast, in the same period in 2010, fair value gains were recorded. OTTI charges were $1.1 million in the current year third quarter, compared to $3.1 million in the same period in 2010, and we believe credit trends are continuing to improve for our investments in private-label MBS (“PLMBS”).

There was no REFCORP assessment charged to Net income in the 2011 third quarter because the final REFCORP assessment was settled in the 2011 second quarter, when the 12 FHLBanks fully satisfied their obligation to REFCORP. The amounts that would have otherwise been paid to REFCORP are being set aside as restricted retained earnings by the 12 FHLBanks, with the objective of increasing earnings reserves and enhancing the safety and soundness of the FHLBank system. At September 30, 2011, the FHLBNY set aside $7.8 million as Restricted retained earnings. In the 2010 period, payments to REFCORP were a charge of $19.7 million to earnings.
Net income for the first nine months of 2011 was $160.0 million, or $3.60 per share, compared with $189.1 million, or $3.98 per share, in the same period in 2010. The return on average equity was 4.24% in the first nine months of 2011, compared with 4.77% in the same period in 2010. The decrease in Net income for the current year period was largely the result of lower earnings in the 2011 third quarter. In the 2011 first quarter, significant prepayment fees were received, when member-borrowers prepaid $7.1 billion of longer-term advances, contributing $42.7 million in prepayment fees to Net interest income. Almost all of the prepaid advances had been hedged, and termination of hedges also generated $52.0 million in realized net gains from derivatives and hedging activities. Two prominent charges to Net income were executed to benefit and protect future income in the first nine months. First, in the 2011 first quarter, we absorbed $51.7 million in charges from extinguishment of certain high-coupon debt, a strategy designed to protect future interest margin, and second, also in the 2011 first quarter, we contributed $24.0 million to the defined benefit pension plan, which was charged to Compensation and benefits. The payment is expected to reduce the likelihood of higher expenses in future periods and to avoid certain restrictions on plan participants.
Cash dividends of $1.12 per share of capital stock (4.50% annualized return on capital stock) were paid to stockholders in the 2011 third quarter, compared to $1.15, or 4.60% per share paid in the same period in 2010.
Financial Condition
Net cash generated from operating activities was $529.0 million, in excess of Net income of $160.0 million for the nine months ended September 30, 2011. Our liquidity position remains in compliance with all regulatory requirements and we do not foresee any changes to that position. We also believe our cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund the FHLBNY’s operating liquidity needs.
Our capital remains strong. At September 30, 2011, actual risk-based capital was $5.3 billion, compared to required risk-based capital of $0.5 billion. To support $97.3 billion of Total assets at September 30, 2011, the required minimum regulatory capital was $3.9 billion, or 4.0 percent of assets. Our actual regulatory capital was $5.3 billion, exceeding required capital by $1.4 billion. Aggregate capital ratio was at 5.48 percent or 1.48 percent more than the 4.0 percent regulatory minimum. We have prudently increased retained earnings through the period of credit turmoil. Retained earnings at September 30, 2011, excluding losses in AOCI, have grown to $708.3 million, which includes $7.8 million of reserves set aside as Restricted retained earnings. Losses in AOCI totaled $184.1 million, compared to $96.7 million at December 31, 2010, and the increase is primarily from adverse changes in the fair values of interest rate swaps designated as cash flow hedges of discount notes.
Total assets were $97.3 billion at September 30, 2011, slightly lower than $100.2 billion at December 31, 2010. Principal amounts of Advances to member banks declined to $69.1 billion at September 30, 2011, compared to $76.9 billion at December 31, 2010. The decline has occurred gradually, as member banks may have taken advantage of the improved availability of alternate funding sources such as deposits and senior unsecured borrowings in a more liquid market. Declining demand for advances may also be due to lukewarm loan demand from members’ own customers due to weak economic conditions.
Aside from advances, our primary earning assets are investment portfolios, comprised of MBS issued primarily by GSEs and bonds issued by state and local government housing agencies. Investments in MBS and housing agency bonds totaled $12.2 billion, or 12.5% of Total assets at September 30, 2011, compared to $11.7 billion, or 11.7% of Total assets at December 31, 2010. GSE- and agency-issued MBS were 93.9% of the total balance sheet carrying value of investments in MBS at September 30, 2011. Only $0.7 billion of private-label MBS remained outstanding at September 30, 2011. No investment was made in private-label MBS. GSE-issued investment security values have improved as liquidity has gradually returned to the market, and fair values were generally in an unrealized gain position.
S&P lowered our credit rating on August 8, 2011 from AAA to AA. For certain credit support agreements with derivative counterparties, the downgrade resulted in the posting of $435.0 million in additional collaterals at September 30, 2011. However, other credit support agreements with derivative counterparties were not impacted because the agreements stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral. For additional information of the impact of the downgrade on our derivative contracts, including a further one-notch hypothetical downgrade, below AA, see Note 15 (Page 25). There were no other significant contracts or covenants for any credit facility or other agreement that were impacted by the downgrade. The pricing performance of the short- and intermediate-term FHLBank debt has improved since the downgrade, but we cannot predict the long-term impact, if any, upon our funding costs or our ability to access the capital markets. We have substantial investments in mortgage-backed securities issued by other GSEs and U.S. agency, and rating downgrade from AAA to AA could alter the perceived creditworthiness of instruments issued, insured or guaranteed by institutions linked to the U.S. government, and MBS issued by the institutions could be correspondingly affected by credit downgrades. Pricing of such securities owned by us have been stable and were substantially in net unrealized fair value gain positions at September 30, 2011. For more information about the pricing of our MBS see Notes 4 and 5.

We are also closely monitoring the impact of the U.S. government’s Making Home Affordable program and its likely impact on our members’ mortgage origination business which could have a direct impact on our advances or mortgage-loan program under the MPF, but believe it is too early to predict its outcome on our business model.
Business Outlook
The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties which could cause our actual results to differ materially from those set forth in such forward-looking statements.
We expect our full year 2011 earnings to decline to below the 2010 earnings because of lower net interest margins on our primary earning assets. In the low interest rate environment projected for the remainder of 2011, opportunities to invest in high-quality assets and earn a reasonable spread will be limited, constraining earnings. Our primary earning assets, advances and investments in MBS may yield lower interest margins in a low interest rate environment.
Advances — We are unable to predict the timing and extent of the expected recovery in the U.S. economy, particularly the recovery in the housing market, or to expect continued stability in the financial markets. Against that backdrop, we believe it is also difficult to predict member demand for advances, which is the primary focus of our operations and the principal factor that impacts our operating results.
Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and long-term funding driven by economic factors such as availability of alternative funding sources that are more attractive (e.g. consumer deposits), the interest rate environment and the outlook for the economy. Members may choose to prepay advances, based on their expectations of interest rate changes and demand for liquidity. Demand for advances may also be influenced by the dividend payout rate to members on their capital stock investment with us. Members are required to invest in our capital stock in the form of membership stock and activity-based stock. Members are also required to purchase activity stock in order to borrow advances. Advance volume is also influenced by merger activity where members are either acquired by non-members, or acquired by members of another FHLBank. When our members are acquired by members of another FHLBank or a non-member, they no longer qualify for membership in the FHLBNY, which cannot either renew outstanding advances or provide new advances to non-members. Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight advance lending if the former member borrowed such advances.
Earnings — As existing high-yielding fixed-rate MBS and some intermediate-term advances continue to pay down, mature or be prepaid, it is unlikely they will be replaced by equivalent high-yielding assets due to the low interest rate environment, and this will tend to lower the overall yield on total assets. We do not expect advance demand from members to grow relative to outstanding amounts at September 30, 2011. Specifically, we expect limited demand for large intermediate-term advances because many members have adequate liquidity, and other members have significant amounts of intermediate-term advances that were borrowed from us several years ago. We anticipate that such members may be considering prepaying those borrowings, or not replacing them at maturity. Members that have expressed interest in intermediate-term borrowing have not been significant borrowers in the past. We also earn income from investing our members’ capital and non-interest bearing liabilities, together referred to as deployed capital, to fund interest-earning assets. The two principal factors that impact earnings from deployed capital are the average amount of capital outstanding in a period and the interest rate environment in the period, which in turn impacts yields on earning assets. These factors determine the potential earnings from deployed capital, and both factors are subject to change. We cannot predict with certainty the level of earnings from capital. In a lower interest rate environment, deployed capital, which consists of capital stock, retained earnings and net non-interest bearing liabilities, will provide relatively lower income.
Sovereign credit rating of the United States and impact on the FHLBanks — On August 5, 2011, Standard & Poor’s Rating Services (“S&P”) lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA”. S&P’s outlook on the long-term rating is negative. At the same time, S&P affirmed its “A-1+” short-term rating on the U.S. On August 8, 2011, S&P also lowered the long-term rating of the senior unsecured debt issues of the Federal Home Loan Bank System, the 12 Federal Home Loan Banks to “AA+” from “AAA” and also revised the rating outlook of the debt to negative. A rating being placed on negative outlook indicates a substantial likelihood of a risk of further downgrades within two years.
S&P, Moody’s and Fitch Ratings (“Fitch”) have all indicated that they would likely not raise the outlooks and ratings of the FHLB System and/or System Banks above the U.S. sovereign rating. If the ratings on the U.S. were lowered, the ratings on the FHLB System and System Banks whose ratings are equalized to the sovereign rating could also be lowered. We cannot predict with certainty the longer-term impact of these recent rating actions on the FHLBank debt or the consequence of any further rating actions on the cost of our debt. Please see discussions on page 76 in this MD&A with respect to most recent rating announcements and actions by S&P and Moody’s.
Federal Reserve — “Operation Twist” — The Fed’s intention is to dramatically drop Treasury yields in the long-end of the yield curve, with the economic goal of putting downward pressure on longer-term rates and help make broader financial conditions more accommodative. The Fed intends to meet its objective by selling short-maturity securities and purchasing longer-maturity securities. With the increased supply from Fed sales, repo rates are expected to increase, and this will push overnight rates and yields to rise all along the short-end of the yield curve. This may cause the FHLBank issued discount note yields to increase as well.
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
There was some good news for the FHLBank debt in September 2011, as our debt funding levels were at their most favorable over the preceding eleven months. Short- and intermediate-term FHLBank debt pricing improved as sub-LIBOR spreads widened, and this could potentially reduce our cost of funds, should it continue. While this funding cost improvement may be attributed to credit problems in Europe, the FHLBank debt was performing better than other GSE debt in September 2011. We are unable to say if this is a trend or just a reaction to increased demand by investors for the high-quality FHLBank debt in the face of credit tensions facing European banks.
Credit Impairment of Mortgage-backed securities - OTTI charges were insignificant thus far in 2011. However, without recovery in the near term such that liquidity returns to the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, we could face additional credit losses. In addition, certain private-label MBS may be undergoing loan modification and forbearance proceedings at the loan level, and such processes may have an adverse impact on the amounts and timing of expected cash flows.
Impact of Home Affordable Refinance Program (“HARP”) - If a home value has fallen while the mortgage payment on the home has increased, and Fannie Mae or Freddie Mac owns or guarantees the home mortgage, the U.S. government’s Making Home Affordable program provides a refinance option for the home owner. Refinancing can help a homeowner by initiating a new mortgage loan with better terms to pay off and replace the current loan. HARP Refinancing is only available to financially stable borrowers who already have a Fannie Mae or a Freddie Mac mortgage and have been keeping it current for at least the past 12 months. Certain other conditions also apply.
We are unable to predict the impact this program would have, if any, on our members’ mortgage origination business which could have a direct impact on our Advances and mortgage-loan program under the MPF.

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition			September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in millions)			2011	2011	2011	2010	2010
Investments (a)			$17,130	$16,413	$16,855	$16,739	$15,690
Advances			73,779	74,791	75,487	81,200	85,697
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)			1,357	1,296	1,271	1,266	1,268
Total assets			97,334	98,342	96,874	100,212	103,094
Deposits and borrowings			2,521	1,902	2,513	2,454	3,730
Consolidated obligations, net
Bonds			66,281	62,816	68,530	71,743	74,919
Discount notes			22,539	27,013	19,507	19,391	17,788
Total consolidated obligations			88,820	89,829	88,037	91,134	92,707
Mandatorily redeemable capital stock			58	58	59	63	67
AHP liability			130	134	135	138	138
REFCORP liability			—	15	19	22	21
Capital
Capital stock			4,572	4,658	4,323	4,529	4,664
Retained earnings
Unrestricted			700	721	717	712	701
Restricted			8	—	—	—	—
Total retained earnings			708	721	717	712	701
Accumulated other comprehensive income (loss)			(184)	(100)	(97)	(97)	(98)
Total capital			5,096	5,279	4,943	5,144	5,267
Equity to asset ratio (c)			5.24%	5.37%	5.10%	5.13%	5.11%

	Three months ended					Nine months ended
Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Averages (dollars in millions)	2011	2011	2011	2010	2010	2011	2010
Investments (a)	$21,566	$20,214	$19,127	$17,343	$16,996	$20,311	$17,811
Advances	74,524	74,797	78,406	82,562	84,164	75,895	87,036
Mortgage loans	1,326	1,281	1,270	1,272	1,274	1,293	1,285
Total assets	101,515	98,973	101,662	104,891	106,179	100,716	109,181
Interest-bearing deposits and other borrowings	2,325	2,270	2,401	3,290	5,062	2,332	5,108
Consolidated obligations, net
Bonds	65,770	66,509	72,417	72,734	69,817	68,208	71,934
Discount notes	24,050	21,687	17,765	18,754	21,317	21,190	22,730
Total consolidated obligations	89,820	88,196	90,182	91,488	91,134	89,398	94,664
Mandatorily redeemable capital stock	58	59	59	58	68	59	91
AHP liability	131	133	137	137	141	134	143
REFCORP liability	2	9	10	11	10	7	9
Capital
Capital stock	4,623	4,308	4,414	4,543	4,611	4,449	4,752
Retained earnings
Unrestricted	710	714	701	687	679	709	666
Restricted	4	—	—	—	—	1	—
Total retained earnings	714	714	701	687	679	710	666
Accumulated other comprehensive income (loss)	(135)	(102)	(103)	(94)	(106)	(114)	(122)
Total capital	5,202	4,920	5,012	5,136	5,184	5,045	5,296

Operating Results and other data (dollars in millions)	Three months ended					Nine months ended
(except earnings and dividends per	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
share, and headcount)	2011	2011	2011	2010	2010	2011	2010
Net interest income (d)	$76	$100	$134	$108	$125	$310	$348
Net income	36	53	71	86	79	160	189
Dividends paid in cash (e)	49	49	66	76	54	164	177
AHP expense	4	6	8	10	9	18	21
REFCORP expense	—	13	18	21	20	31	47
Return on average equity* (f)	2.72%	4.35%	5.74%	6.68%	6.03%	4.24%	4.77%
Return on average assets*	0.14%	0.22%	0.28%	0.33%	0.29%	0.21%	0.23%
Net OTTI impairment losses	(1)	—	—	(1)	(3)	(1)	(8)
Other non-interest income (loss)	(13)	(2)	14	38	9	(1)	(13)
Total other income (loss)	(14)	(2)	14	37	6	(2)	(21)
Operating expenses (g)	19	22	46	24	22	87	61
Finance Agency and Office of Finance expenses	3	3	3	4	2	9	6
Total other expenses	22	25	49	28	24	96	67
Operating expenses ratio* (h)	0.07%	0.09%	0.19%	0.09%	0.08%	0.12%	0.07%
Earnings per share **	$0.77	$1.24	$1.61	$1.90	$1.71	$3.60	$3.98
Dividend per share	$1.12	$1.11	$1.46	$1.64	$1.15	$3.69	$3.60
Headcount (Full/part time)	276	275	269	271	269	276	269

(a)	Investments include held-to-maturity securities, available for-sale securities, Federal funds, loans to other FHLBanks, and other interest bearing deposits.

(b)	Allowances for credit losses were $6.7 million, $6.3 million, $7.0 million, $5.8 million, and $5.5 million at the periods ended September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010 and September 30, 2010.

(c)	Equity to asset ratio is capital stock plus retained earnings and Accumulated other comprehensive income (loss) as a percentage of total assets.

(d)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.

(f)	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average Accumulated other comprehensive income (loss).

(g)	Operating expenses include Compensation and Benefits.

(h)	Operating expenses as a percentage of total average assets.

*	Annualized.

**	May not add due to rounding.

Results of Operations
The following section provides a comparative discussion of our results of operations for the three and nine months ended September 30, 2011 and 2010. For a discussion of our significant accounting estimates that affect our results of operations, see Significant Accounting Policies and Estimates in Note 1 in our most recent Form 10-K filed on March 25, 2011.
Net Income
Interest income from advances is the principal source of revenue. The primary expenses are interest paid on consolidated obligations debt, operating expenses, principally administrative and overhead expenses, and assessments on Net income. Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, losses from debt repurchases, gains and losses from hedging activities, and earnings from investing our shareholders’ capital.
Summarized below are the principal components of Net income (in thousands):

Table 1.1:	Principal Components of Net Income — 2011 Third Quarter and Year-to-Date Compared to Same Periods in 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total interest income	$180,586	$285,566	$648,273	$835,172
Total interest expense	104,503	160,405	338,476	487,616

Net interest income before provision for credit losses	76,083	125,161	309,797	347,556
Provision for credit losses on mortgage loans	765	231	2,967	1,137

Net interest income after provision for credit losses	75,318	124,930	306,830	346,419
Total other income (loss)	(13,703)	6,105	(1,188)	(21,006)
Total other expenses	22,274	23,693	96,992	67,692

Income before assessments	39,341	107,342	208,650	257,721

Total assessments	3,671	28,550	48,689	68,624

Net income	$35,670	$78,792	$159,961	$189,097

Quarterly results — Net income
The 2011 third quarter Net income was $35.7 million, compared with $78.8 million in the same period in 2010. The decrease in Net income from the second quarter of 2010 was driven by lower Net interest income primarily due to lower interest margins from advances and investments. While cost of funding has declined in the lower rate environment, the yields from interest bearing assets have declined even more sharply.
Fair value losses from hedging activities and from debt designated under the FVO have also contributed to the decline in the current quarter net income, and while such losses will reverse over time as we hold our swaps and hedges to their final maturities, they, nonetheless, create earnings volatility. On an economic basis, we are generally indifferent as our hedges are designed to protect future margins. Debt held at fair value under the FVO lost $5.2 million, compared to an insignificant gain in the 2010 third quarter. Hedging losses were $8.6 million in the current year quarter, compared to fair value gains of $8.4 million in the prior year third quarter. Credit trends of our private-label MBS continues to improve as evidenced by lower OTTI charges of $1.1 million in the current quarter, compared to $3.1 million in the prior year third quarter.
Operating Expenses were $6.8 million in the 2011 third quarter, up modestly from $6.0 million in the same period in 2010. Compensation and benefits declined to $12.2 million in the 2011 period, down from $15.6 million in the same period in 2010, due mainly to the decline in pension costs. We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance, and those totaled $3.2 million in the 2011 third quarter, up from $2.0 million in the same period in 2010. The 12 FHLBanks and two other GSEs share the administrative cost of the Finance Agency.
Affordable Housing Program (“AHP”) assessment set aside from income totaled $4.0 million in the 2011 third quarter, down from $8.9 million in the same period in 2010. AHP assessments are calculated as a percentage of Net income before assessments, and the decrease was due to the decrease in Net income in the 2011 third quarter as compared to the same period in 2010. The final REFCORP assessment was settled in the 2011 second quarter, and as a result there were no charges to earnings in the current quarter.
Year-to-date — Net income
Net income fell sharply due to the decline in Net interest income, which was $309.8 million in the nine months ended September 30, 2011, down from $347.6 million in the same period in 2010, a decline of 10.9%.
The decline in Net income was largely caused by deteriorating margins in the nine months ended September 30, 2011. In the 2011 first quarter, member-initiated advance prepayments generated prepayment fees of $42.7 million that boosted Net interest income. In the 2011 second quarter, Net interest income was down, although modestly, compared to the same period in 2010. In the 2011 third quarter, margins were sharply down.

To mitigate declining trends in interest margins and to re-align our future debt profile, we extinguished $504.7 million of high-coupon debt and took a charge against Net income of $55.2 million in the 2011 first quarter. The debt extinguishment, which was executed in parallel with the advance prepayments in the 2011 first quarter was another factor that explains the decline in Net income in the nine months ended September 30, 2011 relative to the same period in 2010.
We recorded net fair value gains of $62.6 million from derivatives and hedging activities in the nine months ended September 30, 2011. The fair value gains included realized gains of $52.0 million in the 2011 first quarter, when hedges and associated swaps were terminated contemporaneously with the prepayments of advances. In general, we hold derivatives and associated hedged instruments and consolidated obligation debt to their maturity, call or put dates. When such financial instruments are held to their contractual maturity (or put/call dates), nearly all of the cumulative net fair value gains and losses that are recorded as unrealized will generally reverse over time, and fair value changes will sum to zero over time. In limited instances, when we terminate these instruments prior to maturity or prior to call or put dates, such as when members request prepayments of their borrowed advances, or when we extinguish debt, such transactions would result in a realized gain or loss.
Credit-related OTTI was not significant, only $1.6 million in the nine months ended September 30, 2011 compared with $7.7 million in the same period in 2010. OTTI charges were mainly credit losses recognized on previously impaired private-label MBS because of modest deterioration in the performance parameters of the securities.
Our Operating Expenses were $22.0 million in the nine months ended September 30, 2011, up from $19.8 million in the same period in 2010. Compensation and benefits rose to $65.3 million in the 2011 period, up from $41.5 million in the same period in 2010 because of a contribution of $24.0 million to our Defined Benefit Plan in the 2011 first quarter to eliminate a funding shortfall and this amount was charged to Compensation and benefits.
AHP assessment set aside from income totaled $18.0 million in the nine months ended September 30, 2011, down from $21.4 million in the same period in 2010. REFCORP assessment payments totaled $30.7 million in the 2011 period, down from $47.3 million in the same period in 2010 because of the satisfaction of the REFCORP obligation at June 30, 2011.
Interest income
Interest income from advances and investments in mortgage-backed securities are our principal sources of income. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year period from the prior year period. The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.2:	Interest Income — Principal Sources

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2011	2010	Variance	2011	2010	Variance
Interest Income
Advances (a)	$85,440	$173,459	(50.74)%	$359,640	$477,303	(24.65)%
Interest-bearing deposits (b)	700	1,699	(58.80)	2,221	3,766	(41.02)
Federal funds sold	1,547	2,253	(31.34)	5,694	6,600	(13.73)
Available-for-sale securities	7,045	7,580	(7.06)	23,205	23,128	0.33
Held-to-maturity securities Long-term securities	70,021	84,242	(16.88)	210,352	274,686	(23.42)
Mortgage loans held-for-portfolio	15,832	16,333	(3.07)	47,160	49,689	(5.09)
Loans to other FHLBanks and other	1	—	NM	1	—	NM

Total interest income (c)	$180,586	$285,566	(36.76)%	$648,273	$835,172	(22.38)%

(a)	Reported Interest income from advances was adjusted for the cash flows associated with interest rate swaps. We generally pay fixed-rate cash flows to derivative counterparties, and in exchange, we receive variable-rate LIBOR-indexed cash flows.

(b)	Primarily from cash collateral deposited with swap counterparties. Cash collateral posted is netted within Derivative liabilities in the Statements of Condition.

(c)	Interest income in the 2011 third quarter and nine months ended September 30, 2011 declined compared to the same periods in 2010. The primary causes were (1) lower coupons and yields from advances and investments in a declining interest rate environment, (2) lower volume of advance business, and (3) run-offs of higher yielding assets which were being replaced by assets with lower coupons. See Rate and Volume Analysis for more information.
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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.3:	Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$489,650	$651,672	$1,605,564	$1,996,172
Net interest adjustment from interest rate swaps (a,b)	(404,210)	(478,213)	(1,245,924)	(1,518,869)

Total Advance interest income reported	$85,440	$173,459	$359,640	$477,303

(a)	The unfavorable cash flow patterns of the interest rate swaps were indicative of the declining LIBOR rates (obligation of the swap counterparty) compared to our fixed-rate obligation. We are generally indifferent to changes in the cash flow patterns as we also hedge our fixed-rate consolidated obligation debt, which is our primary funding base, and two hedge strategies together achieve our management’s overall net interest spread objective. In the 2011 third quarter and year-to-date period, LIBOR was higher than the comparable periods in 2010. This contributed to lower cash out-flows paid to swap dealers and explains the improvement in net interest adjustment from interest rate swaps.

(b)	Under our accounting policy, net interest adjustments from derivatives (as described in the table above) may be offset against the net interest accruals of the hedged financial instrument (e.g. advance) only if the derivative is in a hedge-qualifying relationship. If the hedge does not qualify under hedge accounting rules, and our management designates the hedge as an economic hedge, the net interest adjustments from derivatives would not be recorded with the advance interest revenues. Instead, the net interest adjustments from swaps would be recorded in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities. Thus, the accounting designation of a hedge may have a significant impact on reported Interest income from advances, although Net income would not be impacted. There was no material amount of net interest adjustments from interest rate swaps designated as economic hedges of advances recorded in Other income (loss) in any periods in this report.
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

Table 1.4:	Interest Expenses — Principal Categories

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2011	2010	Variance	2011	2010	Variance
Interest Expense
Consolidated obligations-bonds (a)	$93,292	$147,097	(36.58)%	$310,784	$448,669	(30.73)%
Consolidated obligations-discount notes	10,286	11,456	(10.21)	24,695	33,069	(25.32)
Deposits	240	959	(74.97)	1,068	2,813	(62.03)
Mandatorily redeemable capital stock	660	879	(24.91)	1,873	3,051	(38.61)
Cash collateral held and other borrowings	25	14	78.57	56	14	NM

Total interest expense (b)	$104,503	$160,405	(34.85)%	$338,476	$487,616	(30.59)%

(a)	Reported Interest expense from consolidated obligation bonds and discount notes are typically adjusted for the cash flows associated with interest rate swaps. We generally pay variable-rate LIBOR-indexed cash flows to derivative counterparties and, in exchange, we receive fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the FHLBank bonds. We generally hedge our long-term fixed-rate bonds and almost all fixed-rate callable bonds with swaps that generally qualify for hedge accounting. We also economically hedged certain floating-rate bonds that are not indexed to 3-month LIBOR and certain short-term fixed-rate debt and discount notes because we did not believe that the hedges would be highly effective in offsetting changes in the fair values of the debt and the swap, and would not therefore qualify for hedge accounting.

(b)	Reported Interest expense in the 2011 third quarter and the nine months ended September 30, 2011 declined compared to the same periods in 2010 because of (1) lower cost of coupons paid on consolidated obligation bonds and discount notes, and (2) lower volume of debt issued because of decline in funding requirements as balance sheet assets declined, specifically advances borrowed by members. See Rate and Volume Analysis for more information.
Impact of hedging debt — We issue both fixed-rate callable and non-callable debt. Typically, the callable debt is issued with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of our fixed-rate callable debt. A substantial percentage of non-callable fixed-rate debt is also swapped to “plain vanilla” LIBOR-indexed cash flows. These hedging strategies benefit us in two principal ways: first, fixed-rate callable bond, in conjunction with interest rate swap containing a call feature that mirrors the option embedded in the callable bond, enables us to meet our funding needs at yields not otherwise directly attainable through the issuance of callable debt; and, second, the issuance of fixed-rate debt and the simultaneous execution of an interest rate swap converts the debt to an adjustable-rate instrument tied to an index, typically 3-month LIBOR, which is our preferred funding rate. Derivative strategies are used to manage the interest rate risk inherent in fixed-rate debt, and certain floating-rate debt that are not indexed to 3-month LIBOR rates. The strategies are designed to protect future interest income. The economic hedge of debt tied to indices other than 3-month LIBOR (Prime, Federal funds rate, and 1-month LIBOR) is designed to effectively convert the cash flows of the debt to 3-month LIBOR.

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.5:	Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$207,772	$285,874	$694,754	$933,744
Discount notes-Interest expense before adjustment for swaps	5,783	11,456	18,797	33,069
Net interest adjustment for interest rate swaps (a, b)	(109,977)	(138,777)	(378,072)	(485,075)

Total Consolidated bonds and discount notes-interest expense reported	$103,578	$158,553	$335,479	$481,738

(a)	The favorable cash flow patterns of the interest rate swaps were indicative of LIBOR rates (our obligation to pay the swap counterparty) being lower relative to the counterparty’s fixed-rate obligation. We are generally indifferent to changes in the cash flow patterns as we typically hedge our fixed-rate advances borrowed by member to meet our overall net interest spread objective. In the 2011 third quarter and year-to-date period, LIBOR was higher than the comparable periods in 2010 and that contributed to higher cash out-flows to swap dealers and explain the declining benefit in net interest adjustment from interest rate swaps(the negative adjustments represent a benefit to our cost of funds).

(b)	Under GAAP, net interest adjustments from derivatives (as described in the table above) may be offset against the net interest accruals of the hedged financial instrument (e.g. bonds and discount notes) only if the derivative is in a hedge-qualifying relationship. If the hedge does not qualify under hedge accounting rules, and our management designates the hedge as an economic hedge, the net interest adjustments from derivatives would not be recorded together with the interest expense on debt. Instead, the net interest adjustments from swaps would be recorded in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities. Thus, the accounting designation of a hedge may have a significant impact on reported Interest expense from consolidated obligations.
Net interest income
The following table summarizes Net interest income (dollars in thousands):

Table 1.6:	Net Interest Income

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2011	2010	Variance	2011	2010	Variance
Total interest income	$180,586	$285,566	(36.76)%	$648,273	$835,172	(22.38)%
Total interest expense	104,503	160,405	(34.85)	338,476	487,616	(30.59)

Net interest income before provision for credit losses	$76,083	$125,161	(39.21)%	$309,797	$347,556	(10.86)%

Net interest income is our principal source of revenue, and represents the difference between interest income from interest-earning assets, and interest expense accrued on interest-costing liabilities. Net interest income is impacted by a variety of factors. Net interest income is directly impacted by transaction volumes, as measured by average balances of interest earning assets and by the prevailing balance sheet yields, as measured by coupons on earning assets minus yields paid on interest-costing liabilities, net of the cash flows paid or received on interest rate derivatives that qualified under hedge accounting rules. All of these factors may fluctuate based on changes in interest rates, demand by members for advances, investor demand for debt issued by us, the change in the spread between the yields on advances and investments and the cost of financing these assets by the issuance of debt to investors.
Interest margins on advances were generally weaker and the cost of funding longer- and intermediate-term debt remained above historical levels in the 2011 third quarter and nine months ended September 30, 2011. In the 2011 third quarter, aggregate yield from advances declined by 37 basis points, while the aggregate cost of debt (consolidated bonds) declined by only 28 basis points. Yields paid on discount notes declined even less, by only 4 basis points, relative to the same periods in 2010. Interest margins on a year-to-date basis benefited from prepayment fee of $42.7 million received in 2011 first quarter and were recorded as a component of Net interest income.
Although LIBOR rates have risen in the 2011 third quarter, those rates are still quite low relative to their historical levels, and the low rate environment has continued to compress margins for FHLBank issued debt. We try to execute interest rate swaps to convert fixed-rate debt to a sub-LIBOR spread, but when the LIBOR rate is low, there is very little “room” for achieving a sub-LIBOR spread that would normally be ascribed to the high credit quality of the FHLBank debt. As a result, on a swapped funding level, the low LIBOR rate has effectively driven up the cost of FHLBank consolidated obligation bonds and this has narrowed our margins. Yields sought by investors for longer-term FHLBank bonds still remain expensive, and it is not economical for us to offer longer-term advances, even if demand exists. The pricing of the FHLBank discount notes, which have maturities from overnight to one year, has varied during the current year periods, but generally priced at very narrow sub-LIBOR spreads, although in September 2011 spreads to LIBOR have widened. We have continued to use discount notes as an important funding tool because of their ease of issuance and continued investor demand at acceptable sub-LIBOR spreads.
Impact of lower interest income from investing member capital — We earn significant interest income from investing our members’ capital to fund interest-earning assets. Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and to changes in the average outstanding capital and non-interest bearing liabilities (Volume effects). In the 2011 third quarter and the nine months ended September 30, 2011, we earned less interest income from investing members’ capital and net non-interest assets compared to the same periods in 2010. This was caused by the decline in average stockholders’ capital stock, which has declined in parallel with the lower volume of advances borrowed by members. As capital declines, we have lower amounts of deployed capital to invest and enhance interest income. Typically, members’ capital is invested in short-term liquid investments, and we earned very low income because of much lower yields. For more information, see Spread and Yield Analysis and Rate and Volume Analysis.
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
The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 1.7:	Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest Income	$584,796	$763,779	$1,894,197	$2,354,041
Net interest adjustment from interest rate swaps (a)	(404,210)	(478,213)	(1,245,924)	(1,518,869)

Reported interest income	180,586	285,566	648,273	835,172

Interest Expense	214,480	299,182	716,548	972,691
Net interest adjustment from interest rate swaps (b)	(109,977)	(138,777)	(378,072)	(485,075)

Reported interest expense	104,503	160,405	338,476	487,616

Net interest income (Margin) (c)	$76,083	$125,161	$309,797	$347,556

Net interest adjustment — interest rate swaps	$(294,233)	$(339,436)	$(867,852)	$(1,033,794)

(a)	In a hedge of a fixed-rate advance, we pay the swap dealer fixed-rate interest payment (which typically mirrors the coupon of the hedged advance), and in return the swap counterparties pays a pre-determined spread plus the prevailing LIBOR, which resets generally every three months.

(b)	In a hedge of a fixed-rate consolidated obligation debt, we pay the swap dealer LIBOR-indexed interest payments, and in return the swap dealer pays fixed-rate interest payments (which typically mirrors the coupon paid to investors holding the FHLBank debt).

(c)	In aggregate, we paid swap counterparties greater amounts of interest than we received from dealers because the interest exchanges with the swap dealer have been such that the hedges of fixed-rate advances resulted in significantly greater amounts of cash out-flows than the cash in-flows from hedges of fixed-rate consolidated obligation debt. As reported in the table above, the unfavorable cash flow patterns of the interest rate swaps were indicative of the lower LIBOR rates (obligation of the swap counterparty) compared to our fixed-rate obligation. We are generally indifferent to changes in the cash flow patterns, as they achieve our overall net interest spread objective and we remain indifferent for the most part to the volatility of interest rates.
Impact of economic hedges on Net interest income 2011 third quarter and year-to-date compared to same periods in 2010 — We designate certain derivative transactions as economic hedges, primarily as hedges of the FHLBank debt. Under existing accounting rules, the interest income or expense generated from the derivatives designated as economic hedges is not reported as a component of Net interest income, although they have an economic impact on Net interest income. Interest income or expense is recorded instead as derivative gains and losses in Other income (loss).
The following table contrasts Net interest income, Net income(b) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 1.8:	GAAP Versus Economic Basis(a) — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Amount	ROA	Net Spread	Amount	ROA	Net Spread
GAAP net interest income	$76,083	0.30%	0.26%	$125,161	0.47%	0.41%

Interest income (expense)
Swaps not designated in a hedging relationship	8,816	0.04	0.04	7,854	0.03	0.03

Economic net interest income	$84,899	0.34%	0.30%	$133,015	0.50%	0.44%

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Amount	ROA	Net Spread	Amount	ROA	Net Spread
GAAP net interest income	$309,797	0.41%	0.38%	$347,556	0.43%	0.38%

Interest income (expense)
Swaps not designated in a hedging relationship	30,431	0.04	0.04	67,822	0.08	0.09

Economic net interest income	$340,228	0.45%	0.42%	$415,378	0.51%	0.47%

(a)	Explanation of the use of certain non-GAAP measures of Interest Income and Expense, Net Interest income and margin. We have presented our results of operations in accordance with U.S. generally accepted accounting principles. We have also presented certain information regarding our Interest Income and Expense, Net Interest income and Net Interest spread that combines interest expense on debt with net interest paid on interest rate swaps associated with debt that were hedged on an economic basis. These are non-GAAP financial measures used by management that we believe are useful to investors and our investors and stockholders in understanding our operational performance as well as business and performance trends. Although we believe these non-GAAP financial measures enhance investor and members’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. When discussing non-GAAP measures, we have provided GAAP measures in parallel.

(b)	The reporting classification of interest income or expense associated with swaps designated as economic hedges has no impact on Net income, as these adjustments are either reported as a component of Net interest income if the hedges are qualifying hedges, or as a component of Other income as gains or losses from hedging activities if they are economic hedges. Interest rate swaps designated as economic hedges have declined as much of the swaps executed in prior year periods have matured. In prior year periods, significant amounts of swaps were designated as economic hedges of consolidated obligation debt, in a hedging strategy that converted floating-rate debt indexed to 1-month LIBOR, the Prime rate, and the Federal funds rate to 3-month LIBOR cash flows. The decline in the amount of interest associated with economic hedges is due to low interest rates.
Spread and Yield Analysis

Table 1.9:	Spread and Yield Analysis

	Three months ended September 30,
	2011			2010
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Earning Assets:
Advances	$74,523,719	$85,440	0.45%	$84,163,767	$173,459	0.82%
Interest bearing deposits and others	3,045,849	700	0.09	3,297,811	1,699	0.20
Federal funds sold and other overnight funds	9,505,527	1,547	0.06	5,339,728	2,253	0.17
Investments	12,109,778	77,066	2.52	11,633,953	91,822	3.13
Mortgage and other loans	1,332,854	15,833	4.71	1,273,893	16,333	5.09

Total interest-earning assets	$100,517,727	$180,586	0.71%	$105,709,152	$285,566	1.07%

Funded By:
Consolidated obligations-bonds	$65,770,510	$93,292	0.56	$69,817,290	$147,097	0.84
Consolidated obligations-discount notes	24,049,554	10,286	0.17	21,316,412	11,456	0.21
Interest-bearing deposits and other borrowings	2,437,093	265	0.04	5,089,995	973	0.08
Mandatorily redeemable capital stock	58,198	660	4.50	68,498	879	5.09

Total interest-bearing liabilities	92,315,355	104,503	0.45%	96,292,195	160,405	0.66%

Capital and other non-interest- bearing funds	8,202,372	—		9,416,957	—

Total Funding	$100,517,727	$104,503		$105,709,152	$160,405

Net Interest Income/Spread		$76,083	0.26%		$125,161	0.41%

Net Interest Margin (Net interest income/Earning Assets)			0.30%			0.47%

	Nine months ended September 30,
	2011			2010
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Earning Assets:
Advances	$75,894,869	$359,640	0.63%	$87,036,068	$477,303	0.73%
Interest bearing deposits and others	2,534,367	2,221	0.12	2,619,259	3,766	0.19
Federal funds sold and other overnight funds	8,459,423	5,694	0.09	5,682,315	6,600	0.16
Investments	11,856,909	233,557	2.63	12,116,261	297,814	3.29
Mortgage and other loans	1,295,204	47,161	4.87	1,284,879	49,689	5.17

Total interest-earning assets	$100,040,772	$648,273	0.87%	$108,738,782	$835,172	1.03%

Funded By:
Consolidated obligations-bonds	$68,207,945	$310,784	0.61	$71,934,296	$448,669	0.83
Consolidated obligations-discount notes	21,190,062	24,695	0.16	22,730,205	33,069	0.19
Interest-bearing deposits and other borrowings	2,406,154	1,124	0.06	5,119,117	2,827	0.07
Mandatorily redeemable capital stock	58,695	1,873	4.27	90,964	3,051	4.48

Total interest-bearing liabilities	91,862,856	338,476	0.49%	99,874,582	487,616	0.65%

Capital and other non-interest- bearing funds	8,177,916	—		8,864,200	—

Total Funding	$100,040,772	$338,476		$108,738,782	$487,616

Net Interest Income/Spread		$309,797	0.38%		$347,556	0.38%

Net Interest Margin (Net interest income/Earning Assets)			0.41%			0.43%

(a)	Reported yields with respect to advances and debt may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When fixed-rate debt is issued by us and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and rates are annualized.

(b)	Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average was calculated for the period. When daily weighted average balance information was not available, a simple monthly average balance was calculated. Average yields were derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities.

Rate and Volume Analysis
The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in volumes and rates. The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and interest expense (in thousands):

Table 1.10:	Rate and Volume Analysis

	For the three months ended
	September 30, 2011 vs. September 30, 2010
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(18,059)	$(69,960)	$(88,019)
Interest bearing deposits and others	(121)	(878)	(999)
Federal funds sold and other overnight funds	1,153	(1,859)	(706)
Investments	3,629	(18,385)	(14,756)
Mortgage loans and other loans	735	(1,235)	(500)

Total interest income	(12,663)	(92,317)	(104,980)

Interest Expense
Consolidated obligations-bonds	(8,106)	(45,699)	(53,805)
Consolidated obligations-discount notes	1,353	(2,523)	(1,170)
Deposits and borrowings	(388)	(320)	(708)
Mandatorily redeemable capital stock	(123)	(96)	(219)

Total interest expense	(7,264)	(48,638)	(55,902)

Changes in Net Interest Income	$(5,399)	$(43,679)	$(49,078)

	For the nine months ended
	September 30, 2011 vs. September 30, 2010
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(57,069)	$(60,594)	$(117,663)
Certificates of deposit and other	(119)	(1,426)	(1,545)
Federal funds sold and other overnight funds	2,497	(3,403)	(906)
Investments	(6,252)	(58,005)	(64,257)
Mortgage loans and other loans	396	(2,924)	(2,528)

Total interest income	(60,547)	(126,352)	(186,899)

Interest Expense
Consolidated obligations-bonds	(22,232)	(115,653)	(137,885)
Consolidated obligations-discount notes	(2,127)	(6,247)	(8,374)
Deposits and borrowings	(1,319)	(384)	(1,703)
Mandatorily redeemable capital stock	(1,037)	(141)	(1,178)

Total interest expense	(26,715)	(122,425)	(149,140)

Changes in Net Interest Income	$(33,832)	$(3,927)	$(37,759)

The principal components of non-interest income (loss) are summarized below (in thousands):
     Table 1.11: Analysis of Non-Interest Income (Loss)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Other income (loss):
Service fees and other (a)	$1,579	$1,297	$4,314	$3,472
Instruments held at fair value — Unrealized gains (losses) (b)	(5,173)	55	(10,574)	(12,612)
Total OTTI losses	(142)	(498)	(308)	(4,573)
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive loss	(918)	(2,569)	(1,262)	(3,164)

Net impairment losses recognized in earnings (c)	(1,060)	(3,067)	(1,570)	(7,737)

Net realized and unrealized gains (losses) on derivatives and hedging activities (d)	(8,608)	8,444	62,606	(3,344)
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities	—	—	17	708
Losses from extinguishment of debt and other (e)	(441)	(624)	(55,981)	(1,493)

Total other income (loss)	$(13,703)	$6,105	$(1,188)	$(21,006)

(a)	Service fees — Service fees are derived primarily from providing correspondent banking services to members and fees earned on standby letters of credit. We do not consider income from such services to be a significant element of our operations.

(b)	Instruments held at fair value under the Fair Value Option — We have elected to carry certain consolidated obligation bonds and discount notes at fair value in the Statements of Condition under the accounting standards for the fair value option (“FVO”). We record changes in the unrealized fair value gains and losses on these liabilities in Other income (loss). In general, transactions elected for the fair value option are in economic hedge relationships through the execution of interest rate swaps to offset the fair value volatility of consolidated obligation debt elected under the FVO.

The recorded P&L impact of fair value changes of consolidated obligation bonds and discount notes under the FVO are primarily unrealized. Debt under the FVO designation and consisted of intermediate- and short-term bonds and discount notes. Gains are recorded when the debt’s market observable yields (with appropriate consideration for credit standing) are higher than the contractual coupons or yields of the designated debt as of the balance sheet dates. Conversely, if market interest rates fall below the contractual coupons or yields, a fair value loss is recorded. Losses and gains would also be recorded in the period the debt matures, when previously recorded unrealized gains and losses are reversed in the period the debt matures. Said another way, when bonds and discount notes are recorded at fair value and are held to maturity, their cumulative fair value changes sum to zero at maturity.

At September 30, 2011, the fair values of debt designated under the FVO exhibited unrealized losses relative to the September 30, 2010 due to decline in observed market yields of the debt relative to the actual yields of the debt on our balance sheet. Fair values of fixed-rate debt will move inversely as yields decline. Market interest rates of our debt have fallen at September 30, 2011 because of investors’ perception of the high-credit quality of the FHLBank debt.

(c)	Net impairment losses recognized in earnings on held-to-maturity securities — Credit-related OTTI was insignificant in all periods in 2011. OTTI was mainly from additional credit losses caused by modest deterioration in the performance parameters of certain previously impaired private-label MBS. We make quarterly cash flow assessments of the expected credit performance of our entire portfolio of private-label MBS, and it is evident that the credit conditions of our private-label MBS is improving.

(d)	Earnings impact of derivatives and hedging activities — We may designate a derivative as either a hedge of (1) the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (fair value hedge); (2) a forecasted transaction; or (3) the variability of future cash flows of a floating-rate asset or liability (cash flow hedge). We may also designate a derivative as an economic hedge, which does not qualify for hedge accounting under the accounting standards for derivatives and hedging.
•	Qualifying hedges under the accounting standards for derivatives and hedging — Net realized and unrealized gains and losses from qualifying hedging activities are typically impacted by changes in the benchmark interest rate (designated as LIBOR) and the degree of ineffectiveness of hedging relationships between the change in the fair value of derivatives and changes in the fair value of the hedged assets and liabilities attributable to changes in benchmark interest rate. Typically, such gains and losses represent hedge ineffectiveness between changes in the fair value of the hedged item and changes in the fair value of the derivative.

•	Interest rate swaps and option contracts designated as standalone economic hedges of balance sheet assets and liabilities — When hedges do not qualify for hedge accounting or when the operational cost of applying hedge accounting outweighs the benefits, we hedge such assets and liabilities in an economic hedge and the fair value changes of the hedging instrument, a swap or an option, are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of Income, without the benefit of offsetting changes of the fair values of the hedged item.
Key components of net fair value losses from derivatives and hedging activities in the 2011 third quarter of $8.6 million were primarily due to (for more information see Table 1.12, and Note 15 Derivatives and Hedging activities):
•	Decline in the fair values of $1.89 billion of interest rate caps purchased primarily to hedge capped LIBOR indexed floating-rate MBS. As the forward swap curve has declined at September 30, 2011 relative to June 30, 2011, fair values of caps have also declined contributing $15.2 million in fair value losses measured in the current year third quarter.

•	Interest rate swaps designated as economic hedges reported fair value losses from the following activities: (1) consolidated bonds indexed to rates other than the 3-month LIBOR index, primarily federal funds rate and 1-month LIBOR) and discount notes, and (2) debt, both bonds and discount notes, accounted under the FVO. Interest-rate swaps that were economic hedges of debt were typically structured to pay 3-month LIBOR cash flows to swap dealers, and to receive either federal funds indexed cash flows, or receive fixed-rate cash flows. As the 3-month LIBOR rose at September 30, 2011, our future projected obligations became greater and fair values of the swaps exhibited unrealized fair value losses.

•	Interest accruals (representing the cash flows associated with swaps designated as economic hedges of advances and debt that did not qualify for hedge accounting, including debt designated under the FVO) represented positive cash in-flows, and offset some of the recorded fair value losses. Fair values are based on the present value of projected cash flows while interest accruals are based on actual settled rates.

•	The impact of swaps in hedge qualifying relationships was a net unrealized fair value loss of $7.2 million, representing net hedge ineffectiveness, which is the difference between changes in the fair values of the swap and changes in the fair values of the hedged advance and hedged debt.

Key components of net fair value gains of $62.6 million from derivatives and hedging activities in the nine months ended September 30, 2011, were primarily due to:
•	Fair value of interest rate caps measured on year-to-date basis was a loss of $28.3 million in the 2011 period ($47.9 million in the 2010 period) because of the significant inversion of the forward yield curve at September 30, 2011, relative to December 31, 2010.

•	Realized gains from termination of hedges contemporaneous with the significant prepayments of hedged advances in the 2011 first quarter contributed $52.0 million.

•	Interest rate swaps designated as economic hedges of consolidated bonds were in fair value loss positions.
(e)	Losses from extinguishment of debt — (1) In the 2011 third quarter, we sold certain bond funds in our Grantor Trust and realized a small loss. The trust is owned by the FHLBNY and is to fund future pension benefit obligations and is designated as available-for-sale. The amount of loss recorded for the nine months ended September 30, 2011, mainly represented a charge of $55.2 million taken in the 2011 first quarter when $504.7 million of certain high-coupon consolidated bonds were extinguished to re-align our funding profile in parallel with the prepayments of advances in that quarter. (2) Other mainly represents realized loss of $0.3 million from sale of funds in a Grantor trust designated as AFS.
The following tables summarize the impact of hedging activities on earnings (in thousands):
     Table 1.12: Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended September 30, 2011
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(430,967)	$(27)	$113,714	$(4,504)	$—	$—	$(321,784)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)
Gains (losses) on fair value hedges	22,736	—	(6,208)	643	—	—	17,171
Gains (losses) on cash flow hedges	—	—	(119)	—	—	—	(119)
Net gains (losses) derivatives-FVO (c)	—	—	(311)	353	—	—	42
Gains (losses)-economic hedges (d)	(1,317)	1,788	(11,055)	62	(15,184)	4	(25,702)

Net realized and unrealized (losses) gains on derivatives and hedging activities	21,419	1,788	(17,693)	1,058	(15,184)	4	(8,608)

Total	$(409,548)	$1,761	$96,021	$(3,446)	$(15,184)	$4	$(330,392)

	Three months ended September 30, 2010
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(478,422)	$—	$137,824	$—	$—	$—	$(340,598)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)
Gains (losses) on fair value hedges	1,215	—	(1,507)	—	—	—	(292)
Gains (losses) on cash flow hedges	—	—	—	—	—	—	—
Net gains (losses) derivatives-FVO (c)	—	—	12,525	2,647	—	—	15,172
Gains (losses)-economic hedges (d)	(1,754)	257	9,422	13	(14,618)	244	(6,436)

Net realized and unrealized (losses) gains on derivatives and hedging activities	(539)	257	20,440	2,660	(14,618)	244	8,444

Total	$(478,961)	$257	$158,264	$2,660	$(14,618)	$244	$(332,154)

	Nine months ended September 30, 2011
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(1,281,665)	$27	$381,400	$(5,898)	$—	$—	$(906,136)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)
Gains (losses) on fair value hedges	79,306	—	(2,907)	643	—	—	77,042
Gains (losses) on cash flow hedges	—	—	(119)	—	—	—	(119)
Net gains (losses) derivatives-FVO (c)	—	—	16,784	666	—	—	17,450
Gains (losses)-economic hedges (d)	(2,417)	2,327	(3,465)	62	(28,284)	10	(31,767)

Net realized and unrealized (losses) gains on derivatives and hedging activities	76,889	2,327	10,293	1,371	(28,284)	10	62,606

Total	$(1,204,776)	$2,354	$391,693	$(4,527)	$(28,284)	$10	$(843,530)

	Nine months ended September 30, 2010
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(1,519,392)	$15	$483,049	$—	$—	$—	$(1,036,328)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)
Gains (losses) on fair value hedges	439	—	2,308	—	—	—	2,747
Gains (losses) on cash flow hedges	—	—	—	—	—	—	—
Net gains (losses) derivatives-FVO (c)	—	—	30,002	3,749	—	—	33,751
Gains (losses)-economic hedges (d)	(7,786)	811	13,936	716	(47,967)	448	(39,842)

Net realized and unrealized (losses) gains on derivatives and hedging activities	(7,347)	811	46,246	4,465	(47,967)	448	(3,344)

Total	$(1,526,739)	$826	$529,295	$4,465	$(47,967)	$448	$(1,039,672)

(a)	Net interest accruals of derivatives designated in qualifying fair value or cash flow hedges are recorded as adjustments to the interest income or interest expense of the hedged assets or liabilities. When hedge accounting is discontinued, we will continue to carry the derivative on the balance sheet at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and we will amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield methodology. When we enter into an agreement with a member to modify the terms of an existing advance, and if the new advance qualifies as a modification of the existing hedged advance, the hedging fair value adjustments are recorded in the carrying value of the modified advance and amortized over the life of the modified advance as a component of interest income from advances.

(b)	Fair Value hedges- For qualifying fair value hedges, changes in the fair value of a derivative and the offsetting gain or loss on the hedged asset or liability attributable to the hedged risk are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities. To the extent that changes in the fair value of the derivative are not entirely offset by changes in the fair value of the hedged asset or liability, the net impact from hedging activities represents hedge ineffectiveness. Cash Flow hedges- For qualifying cash flow hedges, changes in the fair values of the interest rate swap (that are deemed to be effective) are recorded as a Derivative asset or a liability with an offset to AOCI. The ineffective portion of fair value changes are recognized through Net income.

(c)	The recorded P&L impact of fair value changes of consolidated obligation bonds and discount notes under the FVO are primarily unrealized. Debt under the FVO designation consisted primarily of intermediate term bonds and discount notes. Gains are recorded when the debt’s market observable yields (with appropriate consideration for credit standing) are higher than the contractual coupons or yields of the designated debt as of the balance sheet dates. Conversely, if market interest rates fall below the contractual coupons or yields, a fair value loss is recorded. Losses and gains would also be recorded in the period the debt matures, causing previously recorded unrealized gains and losses to reverse in that period. Said another way, when bonds and discount notes are recorded at fair value and are held to maturity, their cumulative fair value changes sum to zero at maturity.

(d)	Economic hedges were primarily (1) derivatives hedging basis risk of debt issued at indices other than the 3-month LIBOR rate, (2) purchased caps, and (3) de-designated swaps that had previously qualifies as hedges.
Cash Flow Hedges
Hedges of anticipated issuances of debt — From time to time, we execute interest rate swaps on the anticipated issuance of debt to “lock in” a spread between the earning asset and the cost of funding. The hedges are accounted under cash flow hedging rules and the effective portion of changes in the fair values of the swaps is recorded in AOCI; the ineffective portion is recorded through net income. The swap is terminated upon issuance of the debt instrument, and amounts reported in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued. The maximum period of time that we typically hedge our exposure to the variability in future cash flows for forecasted transactions is between three and six months. At September 30, 2011, we had no open contracts to hedge the anticipated issuances of debt. No amounts were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter in any periods in this report. Ineffectiveness from hedges designated as cash flow hedges was not material in any periods reported in this Form 10-Q. Over the next 12 months, it is expected that $3.8 million of net losses recorded in AOCI will be recognized as an interest expense.
Hedges of discount note issuances — We introduced a new cash flow hedging strategy in the 2011 first quarter. In this strategy, we execute long-term pay-fixed, receive 3-month LIBOR-indexed interest rate swaps that are designated as cash flow hedges of a rollover financing program involving the sequential issuances of fixed-rate 3-month term discount notes over the same period as the term of the swap. The objective of the hedge is to offset the variability of cash flows attributable to changes in benchmark interest rate (3-month LIBOR), due to the rollover of the fixed-rate 91 day discount notes issued in parallel with the cash flow payments of the swap every 91 days through till the maturity of the swap. Changes in the cash flows of the interest rate swap are expected to be highly effective at offsetting the changes in the interest element of the cash flows related to the forecasted issuance of the 91 day discount note. The maximum period of time that we hedged exposure to the variability in future cash flows in this program is three months. At September 30, 2011, the fair values of interest rate swaps designated in the cash flow hedge strategy were in an unrealized loss position of $92.1 million, which was recorded in the balance sheet as derivative liability, with an offset to AOCI. See rollforward table below for fair value changes during the periods in this Form 10-Q.
Derivative gains and losses reclassified from Accumulated other comprehensive income (loss) to current period income
The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.13:	Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Accumulated other comprehensive income/(loss) from cash flow hedges
Beginning of period	$(20,823)	$(19,614)	$(15,196)	$(22,683)
Net hedging transactions	(86,557)	—	(94,182)	(472)
Reclassified into earnings	986	1,882	2,984	5,423

End of period	$(106,394)	$(17,732)	$(106,394)	$(17,732)

Debt extinguishment and sale of investment securities
The following table summarizes such activities (in thousands):
     Table 1.14: Gains (Losses) on Sale and Extinguishment of Financial Instruments

	Nine months ended September 30,
	2011		2010
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Extinguishment of CO Bonds (a)	$353,500	$(37,844)	$250,000	$44
Transfer of CO Bonds to Other FHLBanks (a)	$150,049	$(17,332)	$—	$—

(a)	We retire debt principally to reduce future debt costs when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities. When assets are prepaid ahead of their expected or contractual maturities, we also attempt to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns. Bond retirement typically requires a payment of a premium resulting in a loss. We typically receive prepayment fees when assets are prepaid, making as economically whole. From time to time, we may sell investment securities classified as available-for-sale, or on an isolated basis may be asked by the issuer of a security which we have classified as held-to-maturity (“HTM”) to redeem the investment security. There were de-minimis amounts of such sales in 2011.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2011 third quarter and year-to-date compared to same periods in 2010.
The following table sets forth the major categories of operating expenses (dollars in thousands):
     Table 1.15: Operating Expenses

	Three months ended September 30,
	2011	Percentage of Total	2010	Percentage of Total
Temporary workers	$—	—%	$30	0.50%
Occupancy	1,122	16.46	1,131	18.82
Depreciation and leasehold amortization	1,316	19.31	1,444	24.03
Computer service agreements and contractual services	2,229	32.71	1,666	27.72
Professional and legal fees	591	8.67	385	6.41
Other (a)	1,557	22.85	1,353	22.52

Total operating expenses (b)	$6,815	100.00%	$6,009	100.00%

Salaries	$7,628	62.33%	$7,383	47.18%
Employee benefits	4,611	37.67	8,265	52.82

Total Compensation and Benefits (c)	$12,239	100.00%	$15,648	100.00%

Finance Agency and Office of Finance (d)	$3,220		$2,036

	Nine months ended September 30,
	2011	Percentage of Total	2010	Percentage of Total
Temporary workers	$82	0.37%	$86	0.43%
Occupancy	3,294	14.98	3,270	16.53
Depreciation and leasehold amortization	4,085	18.57	4,201	21.23
Computer service agreements and contractual services	7,401	33.65	6,018	30.42
Professional and legal fees	2,261	10.28	1,983	10.02
Other (a)	4,872	22.15	4,229	21.37

Total operating expenses (b)	$21,995	100.00%	$19,787	100.00%

Salaries	$22,594	34.62%	$21,713	52.37%
Employee benefits	42,673	65.38	19,745	47.63

Total Compensation and Benefits (c)	$65,267	100.00%	$41,458	100.00%

Finance Agency and Office of Finance (d)	$9,730		$6,447

(a)	Other Expense — represents audit fees, director fees and expenses, insurance and telecommunications.

(b)	Operating expenses included the administrative and overhead costs of operating our Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members. Computer service agreements and contractual services were higher in the 2011 periods compared to the same periods in 2010 because of additional software maintenance fees and expenses incurred in enhancing operating processes.

(c)	Employee benefit expenses declined in the three months ended September 30, 2011 because of lower charges to pension plans relative to the same period in 2010. For the nine months ended September 30, 2011, Compensation and benefits rose to $65.3 million, up from $41.5 million in the same period in 2010. In March 2011, we had contributed $24.0 million to our Defined Benefit Plan and this amount was charged to Compensation and Benefits.

(d)	We were also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The 12 FHLBanks and two other GSEs share the administrative cost of the Finance Agency.
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
The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):
     Table 2.1: Affordable Housing Program Liabilities

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$133,831	$144,074	$138,365	$144,489
Additions from current period’s assessments	4,036	8,852	17,981	21,350
Net disbursements for grants and programs	(8,088)	(14,931)	(26,567)	(27,844)

Ending balance	$129,779	$137,995	$129,779	$137,995

REFCORP — The following table provides rollforward information with respect to changes in REFCORP liabilities (in thousands):
     Table 2.2: REFCORP

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$14,732	$14,088	$21,617	$24,234
(Recovery)/Additions from current period assessments	(365)	19,698	30,708	47,274
Net disbursements to REFCORP	(14,367)	(13,226)	(52,325)	(50,948)

Ending balance	—	$20,560	—	$20,560

Financial Condition (dollars in thousands):
     Table 3.1: Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	September 30, 2011	December 31, 2010	dollar amount	percentage
Assets
Cash and due from banks	$4,744,196	$660,873	$4,083,323	NM %
Federal funds sold	4,964,000	4,988,000	(24,000)	(0.48)
Available-for-sale securities	3,345,090	3,990,082	(644,992)	(16.16)
Held-to-maturity securities
Long-term securities	8,821,023	7,761,192	1,059,831	13.66
Advances	73,779,170	81,200,336	(7,421,166)	(9.14)
Mortgage loans held-for-portfolio	1,356,912	1,265,804	91,108	7.20
Derivative assets	53,373	22,010	31,363	NM
Other assets	270,029	323,773	(53,744)	(16.60)

Total assets	$97,333,793	$100,212,070	$(2,878,277)	(2.87)%

Liabilities
Deposits
Interest-bearing demand	$2,485,575	$2,401,882	$83,693	3.48%
Non-interest bearing demand	6,362	9,898	(3,536)	(35.72)
Term	29,000	42,700	(13,700)	(32.08)

Total deposits	2,520,937	2,454,480	66,457	2.71

Consolidated obligations
Bonds	66,280,849	71,742,627	(5,461,778)	(7.61)
Discount notes	22,538,777	19,391,452	3,147,325	16.23

Total consolidated obligations	88,819,626	91,134,079	(2,314,453)	(2.54)

Mandatorily redeemable capital stock	58,322	63,219	(4,897)	(7.75)
Derivative liabilities	399,394	954,898	(555,504)	(58.17)
Other liabilities	439,547	461,025	(21,478)	(4.66)

Total liabilities	92,237,826	95,067,701	(2,829,875)	(2.98)

Capital	5,095,967	5,144,369	(48,402)	(0.94)

Total liabilities and capital	$97,333,793	$100,212,070	$(2,878,277)	(2.87)%

Balance sheet overview — September 30, 2011 compared to December 31, 2010
Our mission is to support the liquidity needs of our members and our balance sheet strategy is to keep our balance sheet in line with the rise and fall of amounts borrowed by members in the form of advances.
Total assets were $97.3 billion at September 30, 2011, compared to $100.2 billion at December 31, 2010. After a decline in the 2011 first quarter, the balance sheet has been relatively stable period-over-period at September 30, 2011. Principal amounts of Advances to members declined to $69.1 billion at September 30, 2011, compared to $76.9 billion at December 31, 2010. Despite the significant advance prepayment in the 2011 first quarter, amounts borrowed have been relatively stable during 2011, and we expect advances to remain at existing balances through December 31, 2011. Aside from advances, our primary earning assets were investment portfolios, comprising mainly of GSE-issued mortgage-backed securities (“MBS”). We also hold small portfolios of private-label MBS, bonds issued by state and local government housing agencies, and MPF loans.
Advances — Our balance sheet management strategy has been to keep balance sheet growth or decline in line with the changes in member demand for advances.
     Table 3.2: Advance Graph

Investments — Our investment strategies continue to be restrained, and acquisitions were limited to investments in mortgage-backed securities (“MBS”) issued by GSEs and U.S. government agencies. Acquisitions even in such securities have been made only when they justified our risk-reward preferences.
Market pricing of GSE-issued MBS was substantially in net unrealized fair value gain positions, and after a brief run up in pricing in the 2011 second quarter, fair values have been stable through September 30, 2011. Our investments in GSE-issued MBS are primarily in floating-rate securities indexed to LIBOR. The recent rating downgrade of U.S. and government-related organizations, including Fannie Mae and Freddie Mac, could alter the perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, and securities issued by the institutions could also be correspondingly affected by any such downgrade. Instruments of this nature are key assets on the FHLBNY’s balance sheet and credit downgrades may also adversely affect the market value of such instruments.
Fair values of the private-label MBS have also been stable. PLMBS are designated as held-to-maturity and unrealized losses have declined during the year. We consider our PLMBS as Level 3 investments because the market for the securities remains depressed and the future is uncertain. For more information about fair values of AFS and HTM securities, see Note 16 Fair Values of Financial Instruments.
Leverage — At September 30, 2011, balance sheet leverage was 19.1 times shareholders’ equity, compared to 19.5 times capital at December 31, 2010. Our balance sheet management strategy is to keep the balance sheet change in line with the changes in member demand for advances, although from time to time we may maintain excess liquidity in highly liquid investments or cash balances at the FRB to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged. Under our existing capital management practices, members are required to purchase capital stock to support their borrowings from us, and when capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged. As capital increases or declines in line with higher or lower volumes of advances, we may also adjust our assets by increasing or decreasing holdings of short-term investments in certificates of deposit and, to some extent, our positions in Federal funds sold, which we inventory to accommodate unexpected member needs for liquidity.
Debt — Our primary source of funds continued to be the issuance of consolidated obligation bonds and discount notes. Discount notes are consolidated obligations with maturities up to one year, and consolidated bonds have maturities of one year or longer.
Our ability to access the capital markets and other sources of funding, as well as our cost of funds, are dependent on our credit ratings from the major ratings organizations. On August 8, 2011, S&P lowered the long-term rating of the senior unsecured debt issues of the Federal Home Loan Bank System to “AA+” from “AAA,” and also revised the rating outlook of the debt to negative. A rating being placed on negative outlook indicates a substantial likelihood of a risk of further downgrades within two years. Although the FHLBank debt performance appears to have withstood the impact of the rating downgrade, and investor preference for the high-quality of our debt appears to have grown stronger since the September 2011 Fed action that caused a further flattening of the yield curve, we cannot say with certainty the long-term impact of such actions on our liquidity position, which could be adversely affected by many causes both internal and external to our business.
Liquidity and Short-term Debt — The following table summarizes our short-term debt (in thousands). Also see Tables 7.1 – 7.10 and 10.4 for additional information.
     Table 3.3: Short-Term Debt

	September 30, 2011	December 31, 2010
Consolidated Obligations-Discount Notes (a)	$22,538,777	$19,391,452
Consolidated Obligations-Bonds With Original Maturities of One Year or Less (b)	$12,525,000	$12,410,000

(a)	Outstanding at end of the period — carrying value

(b)	Outstanding at end of the period — par value
Our liquid assets included cash at the FRB, Federal funds sold, and a portfolio of highly rated GSE securities that are available-for-sale. Our GSE status enables the FHLBanks to fund our consolidated obligation debt at tight margins to U.S. Treasury. These are discussed in more detail under “Debt Financing and Consolidated Obligations” in this MD&A. Our liquidity position remains strong and was in compliance with all regulatory requirements, and we do not foresee any changes to that position.
Among other liquidity measures, we are required to maintain sufficient liquidity through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. The first scenario assumes that we cannot access capital markets for 15 days and that during that period, members do not renew their maturing, prepaid and called advances. The second scenario assumes that we cannot access the capital market for five days and during that period, members renew maturing and “put” advances. We were in compliance with regulations under both scenarios.

We also have other liquidity measures in place — Deposit Liquidity and Operational Liquidity indicated that our liquidity buffers were in excess of required reserves. For more information about our liquidity measures, please see section “Liquidity, Cash Flows, Short-term Borrowings and Short-term Debt” in this MD&A.
Advances
Our primary business is making collateralized loans, known as “advances,” to members. Member demand for advance borrowings had declined in the 2011 first quarter, a continuing trend from 2010, but borrowed amounts have stabilized since then. Member prepayments were significant in the 2011 first quarter, but were largely concentrated on the prepayments of putable fixed-rate advances, which were replaced almost immediately by medium- and short-term fixed-rate advances without the put option.
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
The following table summarizes par values of advances by product type (dollars in thousands):
     Table 4.1: Advances by Product Type

	September 30, 2011		December 31, 2010
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total
Adjustable Rate Credit — ARCs	$6,334,000	9.17%	$8,121,000	10.56%
Fixed Rate Advances	58,110,211	84.14	64,557,112	83.91
Short-Term Advances	2,493,250	3.61	1,357,300	1.76
Mortgage Matched Advances	452,641	0.66	479,934	0.62
Overnight & Line of Credit (OLOC) Advances	737,346	1.07	1,402,696	1.82
All other categories	933,834	1.35	1,021,497	1.33

Total par value	69,061,282	100.00%	76,939,539	100.00%

Discount on AHP Advances	(22)		(42)
Hedging adjustments	4,717,910		4,260,839

Total	$73,779,170		$81,200,336

Member demand for advance products
Fixed-rate advance products declined primarily because of the prepayment of fixed-rate putable advances in the 2011 first quarter. Most of the prepayments were immediately replaced by medium- and short-term advance, which also explains the increase in Short-Term fixed rate advances. Members have also remained reluctant to borrow longer-term advances
Adjustable Rate Advances (“ARC Advances”) — Demand for ARC advances had stabilized in the 2011 first quarter after a declining trend in most of 2010. In the 2011 second quarter, maturing advances were not replaced, resulting in a decline in outstanding balances. Since then, ARC advances have remained relatively stable. Generally, our larger members have been the more significant borrowers of ARCs.
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
Member demand for fixed-rate advances has been soft in the nine months ended September 30, 2011 and borrowings have not increased. Prepayment activity has been heavily concentrated in the fixed-rate putable advance category. On aggregate, maturing and prepaid advances have been replaced by short- and medium-term advances, as members remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.
Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs. Terms vary from two days to 30 years.

A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”). Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because of the “put” feature that we have purchased from the member, driving down the coupon on the advance. The price advantage of a putable advance increases with the numbers of puts sold and the length of the term of a putable advance. With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s). We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms. In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term-advances. Maturing and prepaid putable advances were either not replaced or replaced by bullet advance (without the put feature), and outstanding balances declined to $22.8 billion at September 30, 2011, compared to $34.7 billion at December 31, 2010.
Short-term Advances — Demand for Short-term fixed-rate advances has been uneven in the nine months ended September 30, 2011. Borrowings increased in the first quarter, then declined in the subsequent two quarters but the amounts outstanding are still higher than the outstanding amounts at December 31, 2010, mainly because borrowing members replaced some of the prepaid putable advances with short-term advances to take advantage of the current low coupons.
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
The following table summarizes merger activity (dollars in thousands):
     Table 4.2: Merger Activity

	September 30, 2011	December 31, 2010
Number of Non-Members (a)	2	7
Non-Member Advances outstanding (a)	$—	$310,000
Total number of Non-Members at period end	8	8
Total Advances outstanding to Non-Members at period end	$785,452	$837,025

(a)	Members who became Non-Members because of mergers and voluntary/involuntary terminations for the periods ended.
Prepayment of Advances
Prepayment initiated by members or former members is another important factor that impacts advances. We charge a prepayment fee when the member or a former member prepays certain advances before the original maturity.
The following table summarizes prepayment activity (in thousands):
     Table 4.3: Prepayment Activity

	Prepayment Activity
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Advances pre-paid at par	$265,112	$475,088	$8,139,991	$2,992,103

Prepayment fees (a)	$3,173	$3,681	$55,562	$9,677

(a)	For advances that are prepaid and hedged under hedge accounting rules, we generally terminate the hedging relationship upon prepayment and adjust the prepayment fees received for the associated fair value basis of the hedged prepaid advance.

Advances — Interest Rate Terms
The following table summarizes interest-rate payment terms for advances (dollars in thousands):
     Table 4.4: Advances by Interest-Rate Payment Terms

	September 30, 2011		December 31, 2010
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$62,727,282	90.83%	$68,818,343	89.44%
Variable-rate (b)	6,326,000	9.16	8,113,000	10.55
Variable-rate capped (c)	8,000	0.01	8,000	0.01
Overdrawn demand deposit accounts	—	—	196	—

Total par value	69,061,282	100.00%	76,939,539	100.00%

Discount on AHP Advances	(22)		(42)
Hedging basis adjustments	4,717,910		4,260,839

Total	$73,779,170		$81,200,336

(a)	Fixed-rate borrowings remained popular with members but amounts borrowed have declined in line with the overall decline in member demand for advances. The product is popular with members as reflected by an increasing percentage of total advances outstanding.

(b)	Variable-rate advances outstanding declined in percentage terms and amounts outstanding. Member demand for adjustable-rate LIBOR-based funding has been weak, as members may perceive the risk of borrowing in an unsettled interest rate environment and a steepening yield curve, a combination of events that make variable-rate borrowing relatively unattractive from an interest-rate risk management perspective. Variable-rate capped advances also declined in a declining interest rate environment.

(c)	Typically, capped ARCs are in demand by members only in a rising rate environment, as they would purchase cap options from us to limit borrowers’ interest rate exposure. With a capped variable rate advance, we purchase cap options that mirror the terms of the caps sold to members, offsetting our exposure on the advance.
The following table summarizes variable-rate advances by reference-index type (in thousands):
     Table 4.5: Variable-Rate Advances

	September 30, 2011	December 31, 2010
LIBOR indexed	$6,334,000	$8,121,000
Overdrawn demand deposit accounts	—	196

Total	$6,334,000	$8,121,196

The following table summarizes maturity and yield characteristics of par amounts of advances (dollars in thousands):
     Table 4.6: Advances by Maturity and Yield Type

	September 30, 2011		December 31, 2010
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate
Due in one year or less	$14,883,804	21.55%	$14,384,651	18.70%
Due after one year	47,843,478	69.28	54,433,692	70.75

Total Fixed-rate	62,727,282	90.83	68,818,343	89.45

Variable-rate
Due in one year or less	2,019,500	2.92	2,488,196	3.23
Due after one year	4,314,500	6.25	5,633,000	7.32

Total Variable-rate	6,334,000	9.17	8,121,196	10.55

Total par value	69,061,282	100.00%	76,939,539	100.00%

Discount on AHP Advances	(22)		(42)
Hedging adjustments	4,717,910		4,260,839

Total	$73,779,170		$81,200,336

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
Hedge volume - We primarily hedge putable advances and certain “bullet” fixed-rate advances under the hedging accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.
The following table summarizes hedged advances by type of option features (in thousands):
     Table 4.7: Hedged Advances by Type

	Advances
Par Amount	September 30, 2011	December 31, 2010
Qualifying Hedges
Fixed-rate bullets	$33,698,347	$26,562,821
Fixed-rate putable (a)	22,031,662	33,612,162
Fixed-rate callable	325,000	150,000

Total Qualifying Hedges	$56,055,009	$60,324,983

Aggregate par amount of advances hedged (b)	$56,190,361	$60,461,327

Fair value basis (Qualifying hedging adjustments)	$4,717,910	$4,260,839

(a)	We have allowed our fixed-rate putable advances to decline and since almost all advances with put or call features are hedged, the decline in hedged advances was consistent with the contraction of fixed-rate putable advances. We purchase the put option in the advance from the borrowing member, and this option mirrors the cancellable swap option owned by the swap counterparty. Under the terms of the put option, we have the right to terminate the advance at agreed-upon dates. The period until the option is exercisable is known as the lockout period. If the advance is put at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then-prevailing market rates and at the then-existing terms and conditions.

(b)	Except for an insignificant amount of derivatives that were designated as economic hedges of advances, hedged advances were in a qualifying hedging relationship under the accounting standards for derivatives and hedging. (See Tables 9.1 — 9.5). No advances were designated under the FVO. We typically hedge fixed-rate advances in order to convert fixed-rate cash flows to LIBOR-indexed cash flows through the use of interest rate swaps.
Fair value basis adjustments - Fair value gains were consistent with the higher contractual coupons of hedged long- and medium-term fixed-rate advances. These advances had been issued in prior years at the then-prevailing higher interest rate environment (compared to the lower interest rate environment at the balance sheet dates). In a lower interest rate environment, fixed-rate advances will exhibit net unrealized fair value basis gains. The period-over-period decrease in net fair value basis adjustments of hedged advances was not significant. Decline in outstanding hedged advances resulted in a decline in fair value basis adjustments (volume effect), and was partially offset by an increase in basis due to a modest down shift of the forward swap interest rates at September 30, 2011, relative to December 31, 2010. As future swap rates decline, the higher contractual coupons of the advances become more “valuable” and fair value basis gains increase.
     Table 4.8: LIBOR Swap curve -Graph
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
     Table 4.9: Advances by Put/Call Date (a)

	September 30, 2011		December 31, 2010
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Overdrawn demand deposit accounts	$—	—%	$196	—%
Due or putable\callable in one year or less (b)	37,866,715	54.84	49,443,712	64.26
Due or putable after one year through two years	7,839,982	11.35	8,889,867	11.55
Due or putable after two years through three years	6,349,632	9.19	6,959,596	9.05
Due or putable after three years through four years	4,249,269	6.15	4,744,502	6.17
Due or putable after four years through five years	8,535,873	12.36	4,145,209	5.39
Due or putable after five years through six years	2,056,054	2.98	815,948	1.06
Thereafter	2,163,757	3.13	1,940,509	2.52

Total par value	69,061,282	100.00%	76,939,539	100.00%

Discount on AHP advances	(22)		(42)
Hedging adjustments	4,717,910		4,260,839

Total	$73,779,170		$81,200,336

(a)	Contrasting advances by contractual maturity dates (See Tables 4.1 — 4.10) with potential put dates illustrates the impact of hedging on the effective duration of our advances. Advances borrowed by members include a significant amount of putable advances in which we have purchased from members the option to terminate advances at agreed-upon dates from members. Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates. Under current hedging practices, when the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par. Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current hedge strategy.

(b)	Includes callable advances totaling $325.0 million par at September 30, 2011. Members have purchased the option to terminate advances.
The following table summarizes notional amounts of advances that were still putable or callable (one or more pre-determined option exercise dates remaining) (in thousands):
     Table 4.10: Putable and Callable Advances

	Advances
	September 30, 2011(a)	December 31, 2010(a)
Putable	$22,832,162	$34,651,912

No-longer putable	$1,994,000	$2,581,100

Callable	$325,000	$150,000

(a)	Par value
We have allowed our fixed-rate putable advances to decline and member borrowings have been weak for putable advances, which are typically medium- and long-term. Significant prepayment of putable advances was the primary cause of the decline.
Investments
We maintain investments for our liquidity purposes, and to manage stock repurchases and redemptions, provide additional earnings, and ensure the availability of funds to meet the credit needs of our members. We also maintain longer-term investment portfolios, which are principally mortgage-backed securities issued by government-sponsored mortgage agencies, a smaller portfolio of MBS issued by private enterprises and securities issued by state or local housing finance agencies.
Investments - Policies and Practices
On May 20, 2011, the Finance Agency issued a final rule that incorporates the existing 300 percent of capital and other policy limitations on the FHLBanks’ purchase of mortgage-backed securities and their use of derivatives. In addition, the rule clarifies that an FHLBank is not required to divest securities solely to bring the level of its holdings into compliance with the 300-percent limit, provided that the original purchase of the securities complied with the limits. As stated in the preamble to the final rule, the Finance Agency is likely to reconsider FHLBanks’ investments in mortgage-backed securities as part of future rulemaking that addresses all aspects of the FHLBanks’ investment authority. This rule became effective on June 20, 2011.
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
The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments). No securities classified as available-for-sale were OTTI (dollars in thousands):
     Table 5.1: Investments by Categories

	September 30,	December 31,	Dollar	Percentage
	2011	2010	Variance	Variance
State and local housing finance agency obligations (a)	$804,753	$770,609	$34,144	4.43%
Mortgage-backed securities
Available-for-sale securities, at fair value	3,336,268	3,980,135	(643,867)	(16.18)
Held-to-maturity securities, at carrying value	8,016,270	6,990,583	1,025,687	14.67

Total securities	12,157,291	11,741,327	415,964	3.54

Grantor trust (b)	8,822	9,947	(1,125)	(11.31)
Federal funds sold	4,964,000	4,988,000	(24,000)	(0.48)

Total investments	$17,130,113	$16,739,274	$390,839	2.33%

(a)	Classified as held-to-maturity securities, at carrying value.

(b)	Classified as available-for-sale securities, at fair value and represents investments in registered mutual funds and other fixed-income securities maintained under the grantor trust.
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
Mortgage-Backed Securities — By Issuer
Issuer composition of held-to-maturity mortgage-backed securities was as follows (carrying values; dollars in thousands):
     Table 5.2: Held-to-Maturity Mortgage-Backed Securities — By Issuer

	September 30,	Percentage	December 31,	Percentage
	2011	of Total	2010	of Total
U.S. government sponsored enterprise residential mortgage-backed securities	$5,466,184	68.19%	$5,528,792	79.09%
U.S. agency residential mortgage-backed securities	95,721	1.19	116,126	1.66
U.S. government sponsored enterprise commercial mortgage-backed securities	1,729,293	21.57	476,393	6.81
U.S. agency commercial mortgage-backed securities	35,685	0.45	48,747	0.70
Private-label issued securities backed by home equity loans	320,138	3.99	351,456	5.03
Private-label issued residential mortgage-backed securities	209,784	2.62	292,477	4.18
Private-label issued securities backed by manufactured housing loans	159,465	1.99	176,592	2.53

Total Held-to-maturity securities-mortgage-backed securities	$8,016,270	100.00%	$6,990,583	100.00%

Held-to-maturity mortgage- and asset-backed securities (“MBS”) - Our conservative purchasing practices over the years are evidenced by the high concentration of MBS issued by the GSEs.
Local and housing finance agency bonds - We have investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) classified as held-to-maturity. Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing.
Available-for-sale securities - Any investment we might sell before maturity is classified as available-for-sale (“AFS”). We carry such investments at fair value. Fair value changes are recorded in AOCI until the security is sold or is anticipated to be sold.

The composition of our available-for-sale securities was as follows (dollars in thousands):
     Table 5.3: Available-for-Sale Securities Composition

	September 30,	Percentage	December 31,	Percentage
	2011	of Total	2010	of Total
Fannie Mae	$2,069,323	62.02%	$2,478,313	62.26%
Freddie Mac	1,198,696	35.93	1,429,900	35.93
Ginnie Mae	68,249	2.05	71,922	1.81

Total AFS mortgage-backed securities	3,336,268	100.00%	3,980,135	100.00%

Grantor Trust — Mutual funds	8,822		9,947

Total AFS portfolio	$3,345,090		$3,990,082

All of the mortgage-backed securities in the AFS portfolio were issued by Fannie Mae, Freddie Mac or a U.S. agency. Funds in the grantor trust are invested in registered mutual funds, fixed-income and equity funds.
External rating information of the held-to-maturity portfolio was as follows. (Carrying values; in thousands):
     Table 5.4: External Ratings of the Held-to-Maturity Portfolio

	September 30, 2011
					Below
					Investment
	AAA-rated(a)	AA-rated(b)	A-rated	BBB-rated	Grade	Total
Long-term securities
Mortgage-backed securities	$112,461	$7,576,679	$74,502	$83,314	$169,314	$8,016,270
State and local housing finance agency obligations	70,858	671,935	—	61,960	—	804,753

Total Long-term securities	$183,319	$8,248,614	$74,502	$145,274	$169,314	$8,821,023

	December 31, 2010
					Below
					Investment
	AAA-rated(c)	AA-rated	A-rated	BBB-rated	Grade	Total
Long-term securities
Mortgage-backed securities	$6,463,552	$266,567	$87,796	$17,446	$155,222	$6,990,583
State and local housing finance agency obligations	71,461	631,943	—	67,205	—	770,609

Total Long-term securities	$6,535,013	$898,510	$87,796	$84,651	$155,222	$7,761,192

(a)	Represents certain PLMBS and housing bonds that are rated triple-A by S&P and Moody’s.

(b)	GSE issued MBS have been classified in the table above as double- A, the credit rating assigned to the GSEs. On August 8, 2011, S&P downgraded the credit rating of Fannie Mae and Freddie Mac to AA+/Negative, while Moody’s affirmed the triple-A status of the two GSEs.

(c)	At December 31, 2010 and until August 8, 2011, the credit rating status of GSE issued MBS were based on the triple-A credit ratings assigned to GSEs by the major credit rating agencies.
External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):
     Table 5.5: External Ratings of the Available-for-Sale Portfolio

	September 30, 2011
	AAA-rated(d)	AA-rated (d)	A-rated	BBB-rated	Unrated	Total
Available-for-sale securities
Mortgage-backed securities	$—	$3,336,268	$—	$—	$—	$3,336,268
Other — Grantor trust	—	—	—	—	8,822	8,822

Total	$—	$3,336,268	$—	$—	$8,822	$3,345,090

	December 31, 2010
	AAA-rated(e)	AA-rated	A-rated	BBB-rated	Unrated	Total
Available-for-sale securities
Mortgage-backed securities	$3,980,135	$—	$—	$—	$—	$3,980,135
Other — Grantor trust	—	—	—	—	9,947	9,947

Total	$3,980,135	$—	$—	$—	$9,947	$3,990,082

(d)	All MBS are GSE/Agency issued securities and the ratings are based on issuer credit ratings. Fannie Mae, Freddie Mac and U.S. Agency issued securities MBS are rated double-A (Based on S&P’s rating of AA+/Negative for the GSEs and Double — A for the U.S sovereign; Moody’s affirmed the triple-A status of the two GSEs and the U.S. sovereign rating).

(e)	At December 31, 2010 and until August 8, 2011, we reported the credit ratings of GSE and U.S. Agency MBS as triple-A, the credit rating ascribed to the issuers.

Weighted average rates — Mortgage-backed securities (HTM and AFS)
The following table summarizes weighted average rates and amounts by contractual maturities. A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):
     Table 5.6: Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	September 30, 2011		December 31, 2010
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$—	—%	$—	—%
Due after one year through five years	1,154	6.25	1,730	6.25
Due after five years through ten years	2,395,687	3.99	1,374,456	4.36
Due after ten years	9,021,252	2.15	9,664,231	2.57

Total mortgage-backed securities	$11,418,093	2.54%	$11,040,417	2.79%

Adverse Case Scenario — OTTI securities
We evaluated our OTTI private-label MBS under a base case (or best estimate) scenario, and also performed a cash flow analysis for each of those securities under assumptions that forecasted a larger home price decline and a slower rate of housing price recovery. The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities. The results of the adverse case scenario are presented below alongside our expected outcome for the credit impaired securities (the base case) (in thousands):
     Table 5.7: Base and Adverse Case Stress Scenarios (a)

	As of September 30, 2011
	Actual Results - Base Case Scenario		Adverse Case Scenario
		OTTI Related to Credit		OTTI Related to Credit
	UPB	Loss	UPB	Loss
RMBS Prime	$11,874	$81	$11,874	$258
Alt-A	—	—	—	—
HEL Subprime	36,700	979	36,700	2,187

Total	$48,574	$1,060	$48,574	$2,445

	As of December 31, 2010
	Actual Results - Base Case Scenario		Adverse Case Scenario
		OTTI Related to Credit		OTTI Related to Credit
	UPB	Loss	UPB	Loss
RMBS Prime	$16,477	$176	$16,477	$272
Alt-A	—	—	—	—
HEL Subprime	17,641	409	17,641	421

Total	$34,118	$585	$34,118	$693

(a)	Generally, the Adverse Case is computed by stressing Credit Default Rate and Loss Severity.
Non-Agency Private label mortgage — and asset-backed securities
Our investments in privately-issued MBS are summarized below. All private-label MBS were classified as held-to-maturity. (Unpaid principal balance (a); in thousands):
     Table 5.8: Non-Agency Private Label Mortgage — and Asset-Backed Securities

	September 30, 2011			December 31, 2010
		Variable			Variable
Private-label MBS	Fixed Rate	Rate	Total	Fixed Rate	Rate	Total
Private-label RMBS
Prime	$202,061	$3,658	$205,719	$284,552	$3,995	$288,547
Alt-A	5,011	3,060	8,071	5,877	3,276	9,153

Total PL RMBS	207,072	6,718	213,790	290,429	7,271	297,700

Home Equity Loans
Subprime	358,675	72,174	430,849	389,031	81,835	470,866

Total Home Equity Loans	358,675	72,174	430,849	389,031	81,835	470,866

Manufactured Housing Loans
Subprime	159,482	—	159,482	176,611	—	176,611

Total Manufactured Housing Loans	159,482	—	159,482	176,611	—	176,611

Total UPB of private-label MBS	$725,229	$78,892	$804,121	$856,071	$89,106	$945,177

(a)	Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):
     Table 5.9: PLMBS by Year of Securitization and External Rating

	September 30, 2011
	Unpaid Principal Balance									Total
						Below		Gross		Credit and
	Ratings					Investment	Amortized	Unrealized		Non-Credit OTTI
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Grade	Cost	(Losses)	Fair Value	Losses(a)
RMBS
Prime
2006	$28,945	$—	$—	$—	$—	$28,945	$28,415	$(406)	$28,008	$(142)
2005	43,562	—	—	—	11,104	32,458	42,342	(662)	41,778	—
2004 and earlier	133,212	87,853	3,658	—	37,169	4,532	132,686	(442)	134,662	—

Total RMBS Prime	205,719	87,853	3,658	—	48,273	65,935	203,443	(1,510)	204,448	(142)

Alt-A
2004 and earlier	8,071	8,071	—	—	—	—	8,071	(896)	7,190	—

Total RMBS	213,790	95,924	3,658	—	48,273	65,935	211,514	(2,406)	211,638	(142)

HEL
Subprime
2004 and earlier	430,849	17,045	86,684	84,147	52,558	190,415	400,678	(59,167)	342,805	(166)

Manufactured Housing Loans
Subprime
2004 and earlier	159,482	—	159,482	—	—	—	159,465	(8,818)	150,647	—

Total PLMBS	$804,121	$112,969	$249,824	$84,147	$100,831	$256,350	$771,657	$(70,391)	$705,090	$(308)

	December 31, 2010
	Unpaid Principal Balance									Total
						Below		Gross		Credit and
	Ratings					Investment	Amortized	Unrealized		Non-Credit OTTI
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Grade	Cost	(Losses)	Fair Value	Losses(a)
RMBS
Prime
2006	$40,987	$—	$—	$—	$—	$40,987	$40,413	$(303)	$40,313	$(479)
2005	59,456	—	—	17,664	—	41,792	57,863	(589)	57,763	—
2004 and earlier	188,104	180,110	7,994	—	—	—	187,256	(388)	191,029	—

Total RMBS Prime	288,547	180,110	7,994	17,664	—	82,779	285,532	(1,280)	289,105	(479)

Alt-A
2004 and earlier	9,153	9,153	—	—	—	—	9,154	(528)	8,684	—

Total RMBS	297,700	189,263	7,994	17,664	—	82,779	294,686	(1,808)	297,789	(479)

HEL
Subprime
2004 and earlier	470,866	124,936	88,402	89,465	27,984	140,079	442,173	(64,076)	378,992	(4,573)

Manufactured Housing Loans
Subprime
2004 and earlier	176,611	—	176,611	—	—	—	176,592	(21,437)	155,155	—

Total PLMBS	$945,177	$314,199	$273,007	$107,129	$27,984	$222,858	$913,451	$(87,321)	$831,936	$(5,052)

(a)	Credit-related OTTI was offset by reclassification of non-credit OTTI to Net income.

Weighted-average market price offers an analysis of unrealized loss percentage; a comparison of the weighted-average credit support to weighted-average collateral delinquency percentage is another indicator of the credit support available to absorb potential cash flow shortfalls.
     Table 5.10: Weighted-Average Market Price of MBS

	September 30, 2011
	Original
	Weighted-	Weighted-	Weighted-Average
	Average Credit	Average Credit	Collateral
Private-label MBS	Support %(a)	Support %(b)	Delinquency %(c)
RMBS
Prime
2006	3.85%	5.15%	8.98%
2005	2.39	4.79	4.04
2004 and earlier	1.55	4.03	1.40

Total RMBS Prime	2.05	4.35	3.02
Alt-A
2004 and earlier	11.46	33.84	9.06

Total RMBS	2.41	5.46	3.25

HEL
Subprime
2004 and earlier	57.48	32.37	16.41

Manufactured Housing Loans
Subprime
2004 and earlier	100.00	27.63	3.18

Total Private-label MBS	51.27%	24.28%	10.29%

	December 31, 2010
	Original
	Weighted-	Weighted-	Weighted-Average
	Average Credit	Average Credit	Collateral
Private-label MBS	Support %(a)	Support %(b)	Delinquency %(c)
RMBS
Prime
2006	3.81%	5.30%	6.94%
2005	2.52	4.29	3.05
2004 and earlier	1.56	3.40	0.65

Total RMBS Prime	2.08	3.86	2.04
Alt-A
2004 and earlier	11.11	33.38	7.42

Total RMBS	2.36	4.76	2.20

HEL
Subprime
2004 and earlier	57.15	64.57	17.26

Manufactured Housing Loans
Subprime
2004 and earlier	100.00	100.00	3.51

Total Private-label MBS	47.90%	52.36%	9.95%

Definitions:

(a)	Original Weighted-Average Credit Support Percentage represents the average of a cohort of securities by vintage; credit support is defined as the credit protection level at the time the mortgage-backed securities closed. Support is expressed as a percentage of the sum of: subordinate bonds, reserve funds, guarantees, overcollateralization, divided by the original collateral balance.

(b)	Weighted-Average Credit Support Percentage represents the average of a cohort of securities by vintage; credit support is defined as the credit protection level as of the mortgage-backed securities most current payment date. Support is expressed as a percentage of the sum of: subordinate bonds, reserve funds, guarantees, overcollateralization, divided by the most current unpaid collateral balance.

(c)	Weighted-Average Collateral Delinquency Percentage represents the average of a cohort of securities by vintage: collateral delinquency is defined as the sum of the unpaid principal balance of loans underlying the mortgage-backed security where the borrower is 60 or more days past due, or in bankruptcy proceedings, or the loan is in foreclosure, or has become real estate owned divided by the aggregate unpaid collateral balance.
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
Cash collateral pledged — All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition. We generally execute derivatives with major financial institutions and enter into bilateral collateral agreements. When our derivatives are in a net unrealized loss position, as a liability from our perspective, counterparties are exposed and we would be called upon to post cash collateral to mitigate the counterparties’ credit exposure. Collateral agreements include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed-upon thresholds. Typically, such cash deposit pledges earn interest at the overnight Federal funds rate.
Mortgage Loans Held-for-Portfolio
The portfolio of mortgage loans was primarily comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”). We do not expect the MPF loans to increase substantially, and provide this product to members as another alternative for them to sell their mortgage production.
The following table summarizes MPF loan by product types (in thousands):
     Table 6.1: MPF by Loss Layers

	September 30, 2011	December 31, 2010
Original MPF (a)	$375,608	$343,925
MPF 100 (b)	19,365	23,591
MPF 125 (c)	520,510	392,780
MPF 125 Plus (d)	419,938	494,917
Other	16,019	9,408

Total MPF Loans *	$1,351,440	$1,264,621

*	Par amount of total mortgage loan held-for-portfolio includes CMA, par amount at September 30, 2011 was $0.3 million.

(a)	Original MPF — The first layer of losses is applied to the First Loss Account provided by our Bank. The member then provides a credit enhancement up to “AA” rating equivalent. We would absorb any credit losses beyond the first two layers, though the possibility of any such losses is remote.

(b)	MPF 100 — The first layer of losses is applied to the First Loss Account we provide. Losses incurred in the First Loss Account are deducted from credit enhancement fees payable to the member after the third year. The member then provides a credit enhancement up to “AA” rating equivalent less the amount placed in the FLA. We absorb any losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses). We would absorb any credit losses beyond the first two layers.

(c)	MPF 125 — The first layer of losses is applied to the First Loss Account we provide. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. The member then provides a credit enhancement up to “AA” rating equivalent less the amount placed in the FLA. We absorb any losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses). We would absorb any credit losses beyond the first two layers.

(d)	MPF Plus — The first layer of losses is applied to the First Loss Account (“FLA”) in an amount equal to a specified percentage of loans in the pool as of the sale date. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. We absorb any losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses). The member acquires an additional Credit Enhancement (“CE”) coverage through a supplemental mortgage insurance policy (“SMI”) to cover second-layer losses that exceed the deductible (“FLA”) of the Supplemental Mortgage Insurance policy. Losses not covered by the First Loss Account or Supplemental Mortgage Insurance coverage will be paid by the member’s Credit Enhancement obligation up to “AA” rating equivalent. We would absorb losses that exceeded the Credit Enhancement obligation, though such losses are a remote possibility.
Mortgage loans — Conventional and Insured Loans
The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):
     Table 6.2: Mortgage Loans — Conventional and Insured Loans

	September 30, 2011	December 31, 2010
Federal Housing Administration and Veteran Administration insured loans	$15,761	$5,610
Conventional loans	1,335,421	1,255,212
Others	258	3,799

Total par value	$1,351,440	$1,264,621

Mortgage Loans — Credit Enhancement
The amount of the credit enhancement is computed with the use of S&P’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk. The credit enhancement becomes an obligation of the Participating Financial Institution (“PFI”). For taking on the credit enhancement obligation, the PFI receives a credit enhancement fee that we pay. For certain MPF products, the credit enhancement fee is accrued and paid each month. For other MPF products, the credit enhancement fee is accrued and paid monthly after being deferred for 12 months.
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
Loan concentration was in New York State, which is to be expected since the largest two PFIs are located in New York.
     Table 6.3: Concentration of MPF Loans

Concentration of MPF Loans
	September 30, 2011		December 31, 2010
	Number of	Amounts	Number of	Amounts
	loans %	outstanding %	loans %	outstanding %
New York State	72.2%	64.5%	73.3%	67.7%
Deposit Liabilities
Deposit liabilities consisted of member deposits and, from time to time may also include unsecured overnight borrowings from other FHLBanks.
Member deposits — We operate deposit programs for the benefit of our members. Deposits are primarily short-term in nature, with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market. Members’ liquidity preferences are the primary determinant of the level of deposits. Deposits at September 30, 2011 stood at $2.5 billion, almost unchanged from December 31, 2010. In addition to member deposits, we may accept deposits from governmental institutions. Fluctuations in member deposits do not represent a significant source of liquidity for us.
Borrowings from other FHLBanks — We may borrow from other FHLBanks, generally for a period of one day and at market terms. There were no significant borrowings in any periods in this report.
Debt Financing Activity and Consolidated Obligations
Consolidated obligations, which consist of consolidated bonds and consolidated discount notes, are the joint and several obligations of the FHLBanks and the principal funding source for our operations. Discount notes are consolidated obligations with maturities of up to 365 days, and consolidated bonds have maturities of one year or longer. Member deposits, capital and, to a lesser extent, borrowings from other FHLBanks are also funding sources. The FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on our credit ratings from major ratings organizations. Please see Table 7.10 for our credit ratings.
Consolidated Obligation Liabilities
The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency. Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates and other terms available for consolidated obligations in the market place. Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks. The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs described below. We participate in both programs.
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
Highlights — Debt issuance and funding management
Our consolidated obligation debt has contracted, in part due to the contraction of our advance business and in part due to reduction in overall funding requirements, as we have also been cautious about increasing our investment portfolios, and have maintained balance sheet assets to move up or down in line with Advances. Our primary source of funds continued to be the issuance of consolidated bonds and discount notes.
Consolidated obligation bonds — The 2011 third quarter started with uncertainties and concerns regarding the debt ceiling. In July 2011, aggregate bond pricing levels on a LIBOR basis had improved slightly, but funding costs deteriorated towards the end of the month due to concerns about the debt ceiling. That changed in September 2011. Aggregate bond pricing levels on a LIBOR basis improved by significant margins, and in some sectors, pricing was the most favorable since June 2009. Funding levels for swapped callable bonds and callable bonds with very short lockouts improved. Callable bonds with lockouts between 3- and 9-months were most popular with investors and margins improvements were significant. Callable bonds with lockouts of 1-year or greater improved month-over-month but the spread to 3-month LIBOR was still relatively narrow.
Consolidated obligation discount notes — At the start of the 2011 third quarter, the funding cost of auctioned discount notes remained stable in the very short-end of discount note yield curve and improved somewhat for the 3-month and 6-month tenors, when compared with June 2011. In September 2011, on a LIBOR basis, auctioned discount note funding cost improved in all sectors when compared to June 2011.
Consolidated obligation bonds
The following table summarizes types of bonds issued and outstanding (dollars in thousands):
     Table 7.1: Consolidated Obligation Bonds by Type

	September 30, 2011		December 31, 2010
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Fixed-rate, non-callable	$44,142,045	67.83%	$43,307,980	61.01%
Fixed-rate, callable	1,940,610	2.98	8,821,000	12.43
Step Up, non-callable	—	—	—	—
Step Up, callable	1,565,000	2.40	2,725,000	3.84
Single-index floating rate	17,435,000	26.79	16,128,000	22.72

Total par value	65,082,655	100.00%	70,981,980	100.00%

Bond premiums	162,572		163,830
Bond discounts	(29,358)		(31,740)
Fair value basis adjustments	1,053,501		622,593
Fair value basis adjustments on terminated hedges	353		501
Fair value option valuation adjustments and accrued interest	11,126		5,463

Total bonds	$66,280,849		$71,742,627

Debt extinguishment — The following table summarizes debt transferred to or from another FHLBank and debt retired by the FHLBNY (par amounts, in thousands):
     Table 7.2: Transferred and Retired Debt

	Nine months ended September 30,
	2011	2010
Debt transferred to another FHLBank	$150,000	$—

Debt transferred from another FHLBank	$—	$193,925

Debt extinguished	$354,710	$250,000

Impact of hedging fixed-rate consolidated obligation bonds
We hedge certain fixed-rate debt using both cancellable and non-cancellable interest rate swaps in fair value hedges under the accounting standards for derivatives and hedging. We may also hedge the anticipatory issuance of bonds under the provisions of “cash flow” hedge accounting rules.
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
Fair value basis and valuation adjustments — We use interest rate derivatives to hedge the risk of changes in the benchmark rate, which is LIBOR for us and is also the discounting basis for computing changes in fair values of bonds that qualify for hedge accounting. Recorded net unrealized fair value basis losses were not significant relative to the principal amounts of bonds outstanding because of the relatively short durations of hedged bonds. Carrying values of bonds designated under the FVO are also adjusted for valuation adjustments to recognize changes in the fair value of the bonds. The discounting basis for computing changes in fair values of bonds elected under the FVO is the observed yield curve of the FHLBank bonds. Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.
Hedge volume - The following three tables provide par amounts of bonds accounted for under (1) a hedge that qualified under accounting rules, (2) designated under the FVO and (3) designated as an economic hedge (in thousands):
     Table 7.3: Bonds Hedged under Qualifying Hedges

	Consolidated Obligation Bonds
Par Amount	September 30, 2011	December 31, 2010
Qualifying Hedges (a)
Fixed-rate bullet bonds (b)	$25,267,830	$27,610,830
Fixed-rate callable bonds (c)	2,065,610	5,905,000

	$27,333,440	$33,515,830

(a)	Under hedge accounting rules.

(b)	We hedged a significant percentage of fixed-rate non-callable bonds (also referred to as bullet bonds) under hedge accounting rules, to mitigate the fair value risk from changes in the benchmark rate. The hedges effectively convert the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR.

(c)	Callable bonds contain a call option which we purchase from the investor. Generally, the call option terms mirror the call option terms embedded in a cancellable swap. Under the terms of the call option, we have the right to terminate the bond at agreed upon dates, and the swap counterparty has the right to cancel the swap.
If, at inception of a hedge, we do not believe that the hedge would be highly effective in offsetting fair value changes between the derivative and the debt (hedged item), we may designate the debt under the FVO if operationally practical, and record changes to the full fair values of both the derivative and debt through P&L. The recorded balance sheet value of debt under the FVO would include the fair value basis adjustments so that the debt’s balance sheet carrying values would be its fair value.
The following table presents the par amounts of bonds designated under the FVO (in thousands):
     Table 7.4: Bonds under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	September 30, 2011	December 31, 2010
Bonds designated under FVO	$14,330,000	$14,276,000

We may also decide that the operational cost of designating debt under the FVO (or fair value hedge accounting) is not operationally practical and would then opt to hedge the debt on an economic basis to mitigate the economic risks. In this scenario, the balance sheet carrying value of the debt would not include fair value basis since the debt is recorded at amortized cost.
The following table presents the par amounts of bonds hedged on an economic basis (in thousands):
     Table 7.5: Economically Hedged Bonds

	Consolidated Obligation Bonds
Par Amount	September 30, 2011	December 31, 2010
Bonds designated as economically hedged
Floating-rate bonds (a)	$14,170,000	$8,928,000
Fixed-rate bonds (b)	125,000	115,000

	$14,295,000	$9,043,000

(a)	Floating-rate debt - Hedged floating-rate bonds were indexed to interest rates other than 3-month LIBOR and we executed swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR. The hedge objective was to reduce the basis risk from any asymmetrical changes between 3-month LIBOR and the Prime, Federal funds rate, or the 1-month LIBOR. Such bonds were hedged by interest-rate swaps with mirror image terms and the swaps were designated as stand-alone derivatives because the operational cost of designating the swaps in a hedge qualifying relationship outweighed the accounting benefits.

(b)	Fixed-rate debt - The interest-rate environment has been relatively stable allowing our hedges to remain as highly effective hedges; a modest number of fixed-rate bonds were designated as hedged on an economic basis.
Impact of changes in interest rates to the balance sheet carrying values of hedged bonds - The carrying amounts of consolidated obligation bonds included fair value basis losses.
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

Consolidated obligation bonds — maturity or next call date (a)
Swapped, callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):
     Table 7.6: Consolidated Obligation Bonds — Maturity or Next Call Date

	September 30, 2011		December 31, 2010
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Year of Maturity or next call date
Due or callable in one year or less	$36,996,305	56.84%	$40,228,200	56.67%
Due or callable after one year through two years	15,487,480	23.80	15,671,375	22.08
Due or callable after two years through three years	4,714,025	7.24	7,209,950	10.16
Due or callable after three years through four years	3,827,980	5.88	2,649,355	3.73
Due or callable after four years through five years	1,438,200	2.21	2,926,400	4.12
Due or callable after five years through six years	75,700	0.12	227,500	0.32
Thereafter	2,542,965	3.91	2,069,200	2.92

Total par value	65,082,655	100.00%	70,981,980	100.00%

Bond premiums	162,572		163,830
Bond discounts	(29,358)		(31,740)
Fair value basis adjustments	1,053,501		622,593
Fair value basis adjustments on terminated hedges	353		501
Fair value option valuation adjustments and accrued interest	11,126		5,463

Total bonds	$66,280,849		$71,742,627

(a)	Contrasting consolidated obligation bonds by contractual maturity dates with potential put dates illustrates the impact of hedging on the effective duration of our advances. A significant amount of our debt has been issued to investors that are callable - we have purchased the option to terminate debt at agreed upon dates from investors. Call options are exercisable either as a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.
The volume of callable bonds outstanding in a declining interest rate environment will shorten the “expected” maturities of hedged bonds. The following table summarizes callable bonds outstanding (in thousands):
     Table 7.7: Outstanding Callable Bonds

	September 30, 2011*	December 31, 2010*
Callable	$3,505,610	$11,546,000

No longer callable	$1,000,000	$1,015,000

Non-Callable	$60,577,045	$58,420,980

*	Par value
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
On a LIBOR basis, auctioned discount note funding cost in September 2011 improved in all sectors when compared to July 2011. We are unable to predict if the improvement will persist. If it does, it will make a positive contribution to our interest margins in future periods. We typically use discount notes to fund short-term advances, longer-term advances with short repricing intervals, putable advances and money market investments.

The following table summarizes discount notes issued and outstanding (dollars in thousands):
     Table 7.8: Discount Notes Outstanding

	September 30, 2011	December 31, 2010
Par value	$22,543,278	$19,394,503

Amortized cost	$22,536,191	$19,388,317
Fair value basis adjustments	(404)	—
Fair value option valuation adjustments	2,990	3,135

Total	$22,538,777	$19,391,452

Weighted average interest rate	0.07%	0.16%

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
Discount notes - The following table summarizes hedges of discount notes (in thousands):
     Table 7.9: Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2011	December 31, 2010
Discount notes hedged under qualifying hedge (a)	$3,163,575	$—

Discount notes economically hedged	$201,520	$—

Discount notes under FVO (b)	$4,122,363	$953,202

(a)	In the first quarter of 2011 we implemented a cash flow hedging strategy that involves the execution of interest rate swap agreements with swap dealer and designating the swaps as hedges of the variable quarterly interest payments on discount note borrowing program expected to be accomplished by the issuances of series of discount notes with 91-day terms. In this program, we will continue issuing new 91-day discount notes over the next 10 years (original maturities) as each outstanding discount note matures. The fair values of the interest rate swaps were recorded in AOCI and were in an aggregate net unrealized loss position of $92.1 million at September 30, 2011.

(b)	We had also hedged discount notes as economic hedges under the FVO to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to LIBOR, by the execution of interest rate swaps to mitigate fair value risk.
Rating Actions With Respect to the FHLBNY are outlined below:
On July 15, 2011, Standard & Poor’s (“S&P”) placed the “AAA” rating on the FHLBank System’s senior unsecured debt and the “AAA” long-term ratings on select FHLBanks on CreditWatch with negative implications. The “A-1+” short-term ratings on those entities are not affected. S&P’s CreditWatch action follows placement of the sovereign credit rating on the U.S. on CreditWatch with negative implications. The CreditWatch listing on the FHLBank System’s debt reflects the application of S&P’s Government related enterprises (“GRE”) criteria, under which S&P equalizes the rating on that debt with the sovereign rating because of the almost certain likelihood of government support. S&P’s CreditWatch listing on the FHLBanks reflects the potential reduction in the implicit support that S&P has historically factored into the issuer credit ratings because of the important role the FHLBanks play as primary liquidity providers to U.S. mortgage and housing-market participants. Under S&P’s GRE criteria, the issuer credit rating for the FHLBank system banks can be one to three notches above the stand-alone credit profile on any of the member banks. Thus, a lower U.S. sovereign rating would directly affect the issuer credit ratings on the individual FHLBanks. Each FHLBank, except FHLB-Chicago and FHLB-Seattle, is on CreditWatch with negative implications. FHLB-Chicago is rated AA+Stable. Seattle is rated AA+Negative. That reflects the July 14, 2011, ratings action of S&P of the sovereign credit rating on the U.S., which was placed on CreditWatch with negative implications. S&P expects the FHLBank System as a GSE to continue to benefit from the implied support of the U.S. government for its consolidated debt obligations.
On August 2, 2011, Moody’s Investors Service confirmed the “Aaa” bond rating of the United States government following the raising of the U.S. statutory debt limit on August 2. Moody’s also confirmed the long-term “Aaa” rating on the senior unsecured debt issues of the Federal Home Loan Bank System, the 12 Federal Home Loan Banks, and other ratings Moody’s considers directly linked to the U.S. government. Additionally, Moody’s revised the rating outlook to negative for U.S. government debt and all issuers Moody’s considers directly-linked to the U.S. government.
On August 5, 2011, Standard & Poor’s Rating Services (“S&P”) lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA”. S&P’s outlook on the long-term rating is negative. At the same time, S&P affirmed its “A-1+” short-term rating on the U.S. On August 8, 2011, S&P also lowered the long-term rating of the senior unsecured debt issues of the Federal Home Loan Bank System, the 12 Federal Home Loan Banks to “AA+” from “AAA”, and also revised the rating outlook of the FHLBank debt to negative.

FHLBNY Ratings
     Table 7.10: FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook
2011	August 8, 2011	AA+/A-1+	Negative/Affirmed	August 2, 2011	Aaa/P-1	Negative/Affirmed
	July 19, 2011	AAA/A-1+	Negative Watch/Affirmed	July 13, 2011	Aaa/P-1	Negative Watch/Affirmed
	April 20, 2011	AAA/A-1+	Negative/Affirmed

2010	July 21, 2010	AAA/A-1+	Affirmed/Affirmed	June 17, 2010	Aaa/P-1	Affirmed/Affirmed
Stockholders’ Capital, Retained Earnings, and AOCI
The following table summarizes the components of Stockholders’ capital (in thousands):
     Table 8.1: Stockholders’ Capital

	September 30, 2011	December 31, 2010
Capital Stock (a)	$4,571,693	$4,528,962
Unrestricted retained earnings (b)	700,504	712,091
Restricted retained earnings (c)	7,820	—
Accumulated Other Comprehensive Income (Loss)	(184,050)	(96,684)

Total Capital	$5,095,967	$5,144,369

(a)	Stockholders’ Capital - The increase in capital was due to the addition of a new member in the second quarter of 2011, and the increase was partly offset by decrease in capital stock consistent with decreases in advances borrowed by members. Since members are required to purchase stock as a percentage of advances borrowed from us, a decline in advances will typically result in a decline in capital stock. In addition, under our present practice, we redeem any stock in excess of the amount necessary to support advance activity on a daily basis. Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings under existing practice.

(b)	Retained earnings grew marginally as we paid our member/stockholders a significant dividend payout. Net income in the nine months ended September 30, 2011 was $160.0 million; dividends paid in the period were $163.7 million. We set aside $7.8 million as restricted retained earnings in the 2011 third quarter. See discussions below.

(c)	Unrestricted retained earnings - On February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (the “Agreement”) with the other 11 Federal Home Loan Banks (collectively, the “FHLBanks”). The Agreement provides that, upon satisfaction of the FHLBanks’ obligations to make payments related to the Resolution Funding Corporation (“REFCORP”), each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a separate restricted retained earnings account to be established at each FHLBank until the balance of the account equals at least 1% of its average balance of outstanding Consolidated Obligations for the previous quarter. The Agreement is further described in a Current Report on Form 8-K filed by the Bank on March 1, 2011. On August 5, 2011, the FHLBanks collectively amended certain provisions of the Agreement. On the same day, amendments to the Capital Plans of the FHLBanks intended to reflect the text of the amended Agreement were approved by the Federal Housing Finance Agency (“FHFA”), with such Capital Plan amendments to become effective on September 5, 2011. The amendments to the Agreement and the amendments to the Bank’s Capital Plan are both described in a Current Report on Form 8-K filed by the Bank on August 5, 2011.

On August 5, 2011, the FHFA certified that the FHLBanks had fully satisfied their REFCORP obligations. As a result, in accordance with the terms of the Agreement, each FHLBank will allocate at least 20% of its net income, beginning with the third quarter of 2011, to its own separate restricted retained earnings account until the balance of the account equals at least 1% of its average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends, but will remain on the FHLBank’s balance sheet to help serve as an additional capital buffer against losses. The restricted retained earnings account established under the Agreement will be separate from any other restricted retained earnings account that may be maintained by an FHLBank. The Agreement contains mechanisms for voluntary and for automatic termination under certain conditions.
The following table summarizes the components of AOCI (in thousands):
     Table 8.2: Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	September 30,
	2011	2010
Accumulated other comprehensive income (loss)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(82,270)	$(96,043)
Net unrealized gains on available-for-sale securities (b)	16,141	23,815
Net unrealized losses on hedging activities (c)	(106,394)	(17,732)
Employee supplemental retirement plans (d)	(11,527)	(7,877)

Total Accumulated other comprehensive income (loss)	$(184,050)	$(97,837)

(a)	OTTI — In the nine months ended September 30, 2011, non-credit OTTI losses recorded in AOCI declined, primarily due to accretion recorded as a reduction in AOCI losses and a corresponding addition to the balance sheet carrying values of the OTTI securities. OTTI losses recorded in 2011 on previously impaired securities did not result in significant non-credit OTTI because the market pricing of the credit impaired PLMBS was greater than the carrying values of the OTTI securities.

(b)	Fair values of available-for-sale securities — Represents net unrealized fair value gains of MBS securities and grantor trust funds.

(c)	Cash flow hedges gains and losses — Comprised of net fair value changes due to: (1) Realized losses from terminated derivatives associated with hedges of anticipated issuance of debt. Amounts recorded in AOCI will be reclassified in future periods as an expense over the terms of the hedged bonds as a yield adjustment to the fixed coupons of the debt. (2) Unrealized losses resulting from hedges of discount note rollover program. Fair value changes and ineffectiveness, if any, will be recorded through AOCI over the life of the hedges.

(d)	Employee supplemental plans - Minimum additional actuarially determined pension liabilities recognized for supplemental pension plans.

Derivative Instruments and Hedging Activities
Except for a cash flow hedge strategy adopted in the 2011 first quarter, there were no significant changes to our hedging activities from those described in the FHLBNY’s most recent Form 10-K, filed on March 25, 2011. The following provides an overview of our hedging activities.
Interest rate swaps, swaptions and cap and floor agreements (collectively, derivatives) enable us to manage our exposure to changes in interest rates by adjusting the effective maturity, repricing frequency, or option characteristics of financial instruments. To a limited extent, we also use interest rate swaps to hedge changes in interest rates prior to debt issuance and essentially lock in funding costs.
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
All derivatives are recorded on the Statements of Condition at their estimated fair values and designated as either fair value or cash flow hedges for qualifying hedges, or as non-qualifying hedges (economic hedges or customer intermediations) under the accounting standards for derivatives and hedging. In an economic hedge, we retain or execute derivative contracts, which are economically effective in reducing risk. Such derivatives are designated as economic hedges either because a qualifying hedge is not available, or it is not possible to demonstrate that the hedge would be effective on an ongoing basis as a qualifying hedge, or the cost of a qualifying hedge is operationally not economical. Changes in the fair value of a derivative are recorded in current period earnings for a fair value hedge, or in AOCI for the effective portion of fair value changes of a cash flow hedge.
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

The following tables provide information about the principal derivatives hedging strategies:
     Table 9.1: Derivative Hedging Strategies — Advances

			September 30, 2011	December 31, 2010
			Notional Amount	Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)	(in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$127	$128
Pay fixed, receive floating interest rate swap cancelable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$325	$150
Pay fixed, receive floating interest rate swap cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$22,032	$33,612
Pay fixed, receive floating interest rate swap no longer cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,104	$2,839
Pay fixed, receive floating interest rate swap non-cancelable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$31,594	$23,724
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$8	$8
     Table 9.2: Derivative Hedging Strategies — Consolidated Obligation Liabilities

			September 30, 2011	December 31, 2010
			Notional Amount	Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)	(in millions)
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$125	$115
Receive fixed, pay floating interest rate	To convert fixed rate consolidated obligation	Fair Value Hedge	$2,065	$5,905
swap cancelable by counterparty	bond debt to a LIBOR floating rate callable bond
Receive fixed, pay floating interest rate	To convert fixed rate consolidated obligation	Fair Value Hedge	$—	$15
swap no longer cancelable	bond debt to a LIBOR floating rate no-longer callable
Receive fixed, pay floating interest rate	To convert fixed rate consolidated obligation	Fair Value Hedge	$25,268	$27,596
swap non-cancelable	bond debt to a LIBOR floating rate non-callable
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$202	$—
Receive fixed, pay floating	To convert the fixed rate consolidated	Fair Value Hedge	$2,306	$—
interest rate swap	obligation discount note debt to a LIBOR floating rate.
Pay fixed, receive LIBOR	To offset the variability of cash flows associated	Cash flow hedge	$858	$—
interest rate swap	with interest payments on forecasted issuance of
	fixed rate consolidated obligation discount note debt.
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$12,320	$6,878
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$1,850	$2,050
Receive fixed, pay floating interest rate	Fixed rate callable bond converted to a LIBOR	Fair Value Option	$1,530	$5,576
swap cancelable by counterparty	floating rate; matched to callable bond accounted
	for under fair value option
Receive fixed, pay floating	Fixed rate callable bond converted to a LIBOR	Fair Value Option	$1,000	$1,000
interest rate swap no longer cancelable	floating rate; matched to bond no-longer callable
	accounted for under fair value option.
Receive fixed, pay floating interest rate	Fixed rate non-callable bond converted to a LIBOR	Fair Value Option	$11,800	$7,700
swap non-cancelable	floating rate; matched to non-callable bond
	accounted for under fair value option
Receive fixed, pay floating interest rate	Fixed rate consolidated obligation discount note converted	Fair Value Option	$4,122	$953
swap non-cancelable	to a LIBOR floating rate; matched to discount note
	accounted for under fair value option
     Table 9.3: Derivative Hedging Strategies — Balance Sheet and Intermediation

			September 30, 2011	December 31, 2010
			Notional Amount	Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)	(in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892	$1,892
Intermediary positions	To offset interest rate swaps and caps executed	Economic Hedge of Fair Value Risk	$550	$550
interest rate swaps and caps	with members by executing offsetting derivatives
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
     Table 9.4: Derivative Financial Instruments by Product

	September 30, 2011		December 31, 2010
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$56,055,009	$(4,720,319)	$60,324,983	$(4,269,037)
Consolidated obligations-fair value hedges	29,639,015	1,039,596	33,515,830	614,739
Cash Flow-anticipated transactions	858,000	(92,119)	—	—
Derivatives not designated as hedging instruments (b)
Advances hedges	135,352	(4,839)	136,345	(3,115)
Consolidated obligations hedges	14,496,521	(11,760)	9,043,000	1,675
Mortgage delivery commitments	28,327	214	29,993	(514)
Balance sheet	1,892,000	13,501	1,892,000	41,785
Intermediary positions hedges	550,000	530	550,000	659
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligations-bonds	14,330,000	(4,259)	14,276,000	(505)
Interest rate swaps-consolidated obligations-discount notes	4,122,364	(193)	953,202	1,282

Total notional and fair value	$122,106,588	$(3,779,648)	$120,721,353	$(3,613,031)

Total derivatives, excluding accrued interest		$(3,779,648)		$(3,613,031)
Cash collateral pledged to counterparties		3,629,555		2,739,402
Cash collateral received from counterparties		(155,950)		(9,300)
Accrued interest		(39,978)		(49,959)

Net derivative balance		$(346,021)		$(932,888)

Net derivative asset balance		$53,373		$22,010
Net derivative liability balance		(399,394)		(954,898)

Net derivative balance		$(346,021)		$(932,888)

(a)	Qualifying under hedge accounting rules.

(b)	Not qualifying under hedge accounting rules but used as an economic hedge (“standalone”).

(c)	Economic hedge of debt designated under the FVO.
Derivative Credit Risk Exposure and Concentration
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

Derivative Counterparty Credit Ratings
The following table summarizes our credit exposure by counterparty credit rating (in thousands, except number of counterparties).
     Table 9.5: Derivatives Counterparty Notional Balance by Credit Ratings

	September 30, 2011
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral(c)	Held(b)	Exposure
AAA	—	$—	$—	$—	$—	$—
AA	8	42,018,864	30,789	18,839	—	18,839
A	9	77,893,997	167,819	23,819	—	23,819
BBB	1	1,890,400	—	—	—	—
Members (a) & (b)	2	275,000	10,501	10,501	10,501	—
Delivery Commitments	—	28,327	214	214	214	—

Total	20	$122,106,588	$209,323	$53,373	$10,715	$42,658

	December 31, 2010
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral(c)	Held(b)	Exposure
AAA	—	$—	$—	$—	$—	$—
AA	8	43,283,429	25,385	16,085	—	16,085
A	8	77,132,931	—	—	—	—
BBB	—	—	—	—	—	—
Members (a) & (b)	2	275,000	5,925	5,925	5,925	—
Delivery Commitments	—	29,993	—	—	—	—

Total	18	$120,721,353	$31,310	$22,010	$5,925	$16,085

(a)	Fair values of $10.5 million and $5.9 million comprising of intermediated transactions with members and interest-rate caps sold to members (with capped floating-rate advances) were collateralized at September 30, 2011 and December 31, 2010.

(b)	Members are required to pledge collateral to secure derivatives purchased by the FHLBNY as an intermediary on behalf of its members. Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest. As a result of the collateral agreements with its members, the FHLBNY believes that its maximum credit exposure due to the intermediated transactions was $0 at September 30, 2011 and December 31, 2010.

(c)	As reported in the Statements of Condition.
Derivative Counterparty Concentration Risk
The following summarizes derivative counterparty concentration (dollar amounts in thousands):
     Table 9.6: Derivative Counterparty Concentration

	September 30, 2011
	Notional	Percentage	Fair Value	Percentage
Counterparties	Amount	of Total	Exposure	of Total
Counterparty	$20,947,849	17.2%	$—	—%
Counterparty	13,573,036	11.1	—	—
Counterparty	11,389,770	9.3	16,312	30.5
Counterparty	2,921,156	2.4	13,073	24.5
Counterparty	7,862,745	6.4	7,506	14.1
Counterparty	9,262,756	7.6	5,766	10.8
All other counterparties	56,149,276	46.0	10,716	20.1

Total	$122,106,588	100.0%	$53,373	100.0%

	December 31, 2010
	Notional	Percentage	Fair Value	Percentage
Counterparties	Amount	of Total	Exposure	of Total
Counterparty	$16,737,475	13.9%	$—	—%
Counterparty	14,000,889	11.6	—	—
Counterparty	255,000	0.2	4,930	22.4
Counterparty	2,133,500	1.8	16,085	73.1
All other counterparties	87,594,489	72.5	995	4.5

Total	$120,721,353	100.0%	$22,010	100.0%

Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt
Our primary source of liquidity is the issuance of consolidated obligation bonds and discount notes. To refinance maturing consolidated obligations, we rely on the willingness of our investors to purchase new issuances. We have access to the discount note market, and the efficiency of issuing discount notes is an important factor as a source of liquidity, since discount notes can be issued any time and in a variety of amounts and maturities. Member deposits and capital stock purchased by members are another source of funds. Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity. In addition, the Secretary of the Treasury is authorized to purchase up to $4.0 billion of consolidated obligations from the FHLBanks.

Our liquidity position remains in compliance with all regulatory requirements and management does not foresee any changes to that position.
Finance Agency Regulations — Liquidity
Regulatory requirements are specified in Parts 917, 932 and 1270 of Finance Agency regulations and are summarized below. Each FHLBank shall at all times have at least an amount of liquidity equal to the current deposits received from its members that may be invested in: (1) Obligations of the United States; (2) Deposits in banks or trust companies; or (3) Advances with a maturity not to exceed five years.
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
Liquidity Management
We actively manage our liquidity position to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand and the maturity profile of our assets and liabilities. We recognize that managing liquidity is critical to achieving our statutory mission of providing low-cost funding to our members. In managing liquidity risk, we are required to maintain certain liquidity measures in accordance with the FHLBank Act and policies developed by management and approved by our Board of Directors. The applicable liquidity requirements are described in the next four sections.
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
     Table 10.1: Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2011	$2,334	$48,689	$46,355
June 30, 2011	2,276	46,994	44,718
March 31, 2011	2,404	44,982	42,578
December 31, 2010	3,304	44,945	41,641
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
The following table summarizes excess operational liquidity (in millions):
     Table 10.2: Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2011	$4,513	$20,050	$15,537
June 30, 2011	2,867	18,516	15,649
March 31, 2011	2,352	17,796	15,444
December 31, 2010	2,937	15,500	12,563
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

The following table summarizes excess contingency liquidity (in millions):
     Table 10.3: Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
September 30, 2011	$2,481	$19,781	$17,300
June 30, 2011	2,880	18,245	15,365
March 31, 2011	3,024	17,586	14,562
December 31, 2010	2,239	15,289	13,050
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
Advance “Roll-Off” and “Roll-Over” Liquidity Guidelines. The Finance Agency’s Minimum Liquidity Requirement Guidelines expanded the existing liquidity requirements to include additional cash flow requirements under two scenarios: Advance “Roll-Over” and Roll-Off” scenarios. Each FHLBank, including us, must have positive cash balances to be able to maintain positive cash flows for 15 days under the Roll-Off scenario, and for five days under the Roll-Over scenario. The Roll-Off scenario assumes that advances maturing under their contractual terms would mature, and in that scenario we would maintain positive cash flows for a minimum of 5 days on a daily basis. The Roll-Over scenario assumes that our maturing advances would be rolled over, and in that scenario we would maintain positive cash flows for a minimum of 15 days on a daily basis. We calculate the amount of cash flows under each scenario on a daily basis and have been in compliance with these guidelines.
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
Finance Agency regulations also state that the FHLBanks must maintain, free from any lien or pledge, the following types of assets in an amount at least equal to the amount of consolidated obligations outstanding: Cash; Obligations of, or fully guaranteed by, the United States; Secured advances; Mortgages that have any guaranty, insurance, or commitment from the United States or any agency of the United States; Investments described in section 16(a) of the FHLBank Act, including securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and Other securities that are rated “Aaa” by Moody’s or “AAA” by Standard & Poor’s.
Cash flows
Cash and due from banks was $4.7 billion at September 30, 2011, compared to $0.7 billion at December 31, 2010. Cash balances were primarily maintained at the Federal Reserve Banks at those dates as liquidity for our members. The following discussion highlights the major activities and transactions that affected cash flows for the current year period in this report. Also see Statements of Cash Flows to the financial statements accompanying this MD&A.
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
In the nine months ended September 30, 2011, net cash provided by operating activities was $529.0 million, compared to $624.9 million in the same period in 2010. Net income was $160.0 million and $189.1 million in the two periods. Operating cash flow was driven by Net income and adjustments for non-cash items such as the amount set aside for Affordable Housing Program, net changes in accrued interest receivable and payable, OTTI and provisions for mortgage credit losses, depreciation and amortization, and derivative adjustments as described below.
Net cash generated from operating activities was higher than net income, largely as a result of reporting classification for cash flows from certain interest rate swaps that were characterized as operating cash in-flows because of the financing element of the interest rate swaps. In 2008, we executed interest rate swaps, which at inception of the contracts included off-market terms, or required up-front cash exchanges. Such terms are considered to be financing elements and we are required to report all cash outflows associated with the contracts as cash outflows from financing activities ($287.3 million and $330.0 million in the nine months ended September 30, 2011 and September 30, 2010) with corresponding cash inflows within operating activities.

Cash flows from investing activities
Our investing activities predominantly were the advances originated to be held for portfolio, the AFS and HTM investment portfolios and other short-term interest-earning assets. In the nine months ended September 30, 2011, investing activities provided net cash of $6.5 billion, compared to $9.7 billion in the same period in 2010. This resulted primarily from decreases in advances borrowed by members. Partially offsetting these cash proceeds was an increase in investment securities purchased.
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
The following table summarizes short-term debt and their key characteristics (in thousands):
     Table 10.4: Short-term Debt

			Consolidated Obligations-Bonds With Original
	Consolidated Obligations-Discount Notes		Maturities of One Year or Less
	September 30, 2011	December 31, 2010	September 30, 2011		December 31, 2010
Outstanding at end of the period (a)	$22,538,777	$19,391,452	$12,525,000		$12,410,000
Average outstanding for the period (a)	$21,190,062	$21,727,968	$11,274,444	(b)	$12,266,929
Highest outstanding at any month-end (a)	$27,013,011	$27,480,949	$14,625,000		$17,538,000

(a)	Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.

(b)	The amount represents the monthly average par value outstanding balance for the nine months ended September 30, 2011.
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
Legislative and Regulatory Developments
Our legislative and regulatory environment continues to change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) and Congress continues to debate proposals for housing finance and GSE reform.
DODD-FRANK ACT
Although the FHLBanks were exempted from several notable provisions of the Dodd-Frank Act, our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our mission are likely to be impacted by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have an important impact on us are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.
New Requirements for our Derivatives Transactions
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities.
Mandatory Clearing of Derivatives Transactions. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process to determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. The CFTC has also proposed a rule setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposed rule, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being promulgated by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposed rule provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under the proposed rule, we would be a “category 2 entity” and would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC’s issuance of such requirements). Based on CFTC’s proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of our swaps will be required to be cleared until the third quarter of 2012, at the earliest.

Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and it’s clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require us to enter into new relationships and accompanying documentation with clearing members (which we are currently negotiating) and additional documentation with our swap counterparties.
The CFTC has issued a proposed rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of our clearing member. Such commingling would put our collateral at risk in the event of a default by another customer of our clearing member. To the extent the CFTC’s final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.
Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that we will be required to register as a “swap dealer” for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk.
It is also unclear how the final rule will treat the call and put optionality in certain advances to our members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify what products will and will not be regulated as “swaps.” While it is unlikely that advance transactions between us and our member customers will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.
Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, we may be faced with the business decision of whether to continue to offer certain types of advance products to member customers if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer as a result of our advance activities, the proposed regulations would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. Upon such designation, our hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.
Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by us, making such trades more costly.
The CFTC has proposed a rule setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared swaps. Pursuant to the proposed rule, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until (1) certain other rules being promulgated under the Dodd-Frank Act take effect, and (2) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. We would be a “category 2 entity” and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that we would have to comply with such requirements until the third quarter of 2012, at the earliest.
Temporary Exemption from Certain Provisions. While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” These exemptions will expire upon the earlier of: (i) the effective date of the applicable final rule further defining the relevant terms; or (ii) December 31, 2011. The CFTC has recently proposed an amendment to this order that would extend the exemptions contain in the existing order until the earlier or (i) the effective date of the applicable final rules further defining the relevant terms; or (ii) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on us did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations during the fourth quarter of 2011 or the first quarter of 2012, but it is not expected that such final regulations will become effective until the first or second quarter of 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.

Together with the other FHLBanks, we are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. We are also working with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act’s new requirements for derivatives.
FINANCE AGENCY REGULATORY ACTIONS
Home Affordable Refinance Program Changes
The Finance Agency, Fannie Mae and Freddie Mac (the Enterprises) have announced a series of changes to the Home Affordable Refinance Program that are intended to assist more eligible borrowers who can benefit from refinancing their home mortgage. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent loan-to-value ceiling on fixed-rate mortgages that are purchased by the Enterprises, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by the Enterprises, and extending the end date for the program until December 31, 2013 for loans originally sold to the Enterprises on or before May 31, 2009. If the program results in a significant number of prepayments on mortgage loans underlying the Bank’s investments in agency MBS, such investments will be paid off in advance of the Bank’s expectations subjecting the Bank to associated reinvestment risk. Accordingly, the Bank’s investment income and, in turn, the Bank’s financial condition and results of operations, could be adversely impacted as a result of the program.
If implemented on a large scale, we could be affected in two ways. As owners of agency MBS, our income could be negatively impacted if a large number of mortgages prepay at their current rates, which would force us to reinvest the proceeds at a lower rate of return. Also, although these changes only apply to mortgages held or guaranteed by the Enterprises, we could feel pressure to offer a similar refinancing program for the MPF/MPP loans we hold in our mortgage portfolio.
Conservatorship and Receivership
On June 20, 2011, the Finance Agency issued a final conservatorship and receivership regulation for the FHLBanks, effective July 20, 2011. The final regulation addresses the nature of a conservatorship or receivership and provides greater specificity on their operations, in line with procedures set forth in similar regulatory regimes (for example, the Federal Deposit Insurance Corporation (FDIC) receivership authorities). The regulation clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. The Finance Agency explained its general approach in adopting the final regulation was to set out the basic general framework for conservatorships and receiverships.
FEDERAL DEPOSIT INSURANCE CORPORATION REGULATORY ACTIONS
Banking Agency Revisions to Regulations to Permit Payment of Interest on Demand Deposit Accounts
The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the FDIC and other applicable banking regulators, including the Federal Reserve Board, have rescinded their regulations prohibiting paying interest on demand deposits, effective July 21, 2011. Our members’ ability to pay interest on their customers’ demand deposit accounts may increase their ability to attract or retain customer deposits, which could reduce their funding needs from us.
JOINT REGULATORY ACTIONS
Proposed Rule on the Financial Stability Oversight Council’s (the “Oversight Council’s”) Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies
On October 18, 2011, the Oversight Council issued a second notice of proposed rulemaking to provide guidance regarding the standards and procedures it will consider in designating nonbank financial companies for heightened prudential supervision and oversight by the Federal Reserve Board. This notice rescinds the prior proposal on these designations and proposes a three-stage process this includes a framework for evaluating a nonbank financial company. Under the proposed designation process, the Oversight Council will first identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for us, in addition to the asset size criterion, one of the five thresholds is whether a company has $20 billion or more of borrowing outstanding, including bonds (in the our case, COs) issued. As of September 30, 2011, we had $97.3 billion in total consolidated assets and $88.8 billion in total outstanding COs. If we are designated by the Oversight Council for supervision and oversight by the Federal Reserve Board, then the our operations and business could be adversely impacted by additional costs and business activities’ restrictions resulting from such oversight. Comments on this proposed rule are due by December 19, 2011.
U.S. DEPARTMENT OF TREASURY REGULATORY ACTIONS
Housing Finance and GSE Reform
Congress continues to consider various proposals to reform the U.S. housing finance system, including specific reforms to Fannie Mae and Freddie Mac. Although the FHLBanks are not the primary focus of this report, they have been recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace.
GSE reform has not progressed significantly to date, but it is expected that GSE legislative activity will continue. While none of the legislation introduced thus far proposes specific changes to the FHLBanks, we could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. The ultimate effects of housing finance and GSE reform or any other legislation, including legislation to address the debt limit or federal deficit, on the FHLBanks is unknown at this time and will depend on the legislation, if any, that is finally enacted.

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
Risk Measurements. Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis. The risk limits are as follows:
▪	The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases. Due to the low interest rate environment beginning in early 2008, the September 2010, December 2010, March 2011, June 2011, and September 2011 rates were too low for a meaningful parallel down-shock measurement.

▪	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.

▪	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under both the +/-200bps shocks compared to the rates unchanged case.

▪	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.

▪	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-12 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points.
Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure. Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the third quarter of 2010 and the third quarter of 2011):

	Base Case DOE	-200bps DOE	+200bps DOE
September 30, 2010	-2.13	N/A	1.46
December 31, 2010	-1.09	N/A	2.92
March 31, 2011	-0.29	N/A	3.48
June 30, 2011	-0.36	N/A	2.68
September 30, 2011	-1.22	N/A	1.49
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

One Year Re-
pricing Gap
September 30, 2010	$6.888 Billion
December 31, 2010	$5.565 Billion
March 31, 2011	$5.123 Billion
June 30, 2011	$5.571 Billion
September 30, 2011	$6.548 Billion
Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the third quarter of 2010 and the third quarter of 2011):

	Sensitivity in	Sensitivity in
	the -200bps	the +200bps
	Shock	Shock
September 30, 2010	N/A	12.96%
December 31, 2010	N/A	9.05%
March 31, 2011	N/A	3.90%
June 30, 2011	N/A	12.26%
September 30, 2011	N/A	17.31%
Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the third quarter of 2010 and the third quarter of 2011):

	Down-shock Change	+200bps Change in
	in MVE	MVE
September 30, 2010	N/A	1.63%
December 31, 2010	N/A	-2.75%
March 31, 2011	N/A	-3.96%
June 30, 2011	N/A	-2.52%
September 30, 2011	N/A	0.51%
As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following table displays the portfolio’s maturity/re-pricing gaps as of September 30, 2011 and December 31, 2010 (in millions):

	Interest Rate Sensitivity
	September 30, 2011
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS Investments	$14,339	$278	$445	$196	$239
MBS Investments	7,888	723	649	221	1,968
Adjustable-rate loans and advances	6,334	—	—	—	—

Net unswapped	28,561	1,001	1,094	417	2,207

Fixed-rate loans and advances	9,573	5,389	12,369	16,761	18,636
Swaps hedging advances	51,800	(5,138)	(11,650)	(16,405)	(18,607)

Net fixed-rate loans and advances	61,373	251	719	356	29
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$89,934	$1,252	$1,813	$773	$2,236

Interest-bearing liabilities:
Deposits	$2,670	$1	$—	$—	$—

Discount notes	20,009	2,529	—	—	—
Swapped discount notes	1,649	(2,507)	—	—	858

Net discount notes	21,658	22	—	—	858

Consolidated Obligation Bonds
FHLB bonds	20,254	14,703	20,713	5,975	3,570
Swaps hedging bonds	39,271	(13,941)	(19,178)	(4,217)	(1,935)

Net FHLB bonds	59,525	762	1,535	1,758	1,635

Total interest-bearing liabilities	$83,853	$785	$1,535	$1,758	$2,493

Post hedge gaps (a):
Periodic gap	$6,081	$467	$278	$(985)	$(257)
Cumulative gaps	$6,081	$6,548	$6,826	$5,841	$5,584

	Interest Rate Sensitivity
	December 31, 2010
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS Investments	$9,240	$169	$374	$245	$399
MBS Investments	7,306	874	1,485	411	993
Adjustable-rate loans and advances	8,121	—	—	—	—

Net unswapped	24,667	1,043	1,859	656	1,392

Fixed-rate loans and advances	10,994	3,469	13,971	10,561	29,824
Swaps hedging advances	56,262	(3,041)	(13,069)	(10,347)	(29,805)

Net fixed-rate loans and advances	67,256	428	902	214	19
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$91,923	$1,471	$2,761	$870	$1,411

Interest-bearing liabilities:
Deposits	$2,454	$—	$—	$—	$—

Discount notes	19,120	271	—	—	—
Swapped discount notes	100	(100)	—	—	—

Net discount notes	19,220	171	—	—	—

Consolidated Obligation Bonds
FHLB bonds	21,722	14,333	23,856	7,793	3,410
Swaps hedging bonds	43,497	(13,567)	(21,638)	(6,167)	(2,125)

Net FHLB bonds	65,219	766	2,218	1,626	1,285

Total interest-bearing liabilities	$86,893	$937	$2,218	$1,626	$1,285

Post hedge gaps (a):
Periodic gap	$5,030	$534	$543	$(756)	$126
Cumulative gaps	$5,030	$5,564	$6,107	$5,351	$5,477

(a)	Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4T. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at September 30, 2011. Based on this evaluation, they concluded that as of September 30, 2011, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. (REMOVED AND RESERVED)
Item 5. OTHER INFORMATION
None

Item 6. Exhibits

Filed with
No.	Exhibit Description	this Form 10-Q	Form	File No.	Date Filed

4.01	Federal Home Loan Bank of New York Capital Plan, as amended as of August 5, 2011 and effective as of September 5, 2011		8-K	000-51397	8/5/2011

10.01	Joint Capital Enhancement Agreement, as amended August 5, 2011		8-K	000-51397	8/5/2011

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the President and Chief Executive Officer	X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Senior Vice President and Chief Financial Officer	X

32.01	Certification by the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification by the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.1
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank’s quarterly report on Form 10-Q for the period ended September 30, 2011, is formatted in XBRL interactive data files: (i) Statements of Condition at September 30, 2011, and December 31, 2010; (ii) Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010; (iii) Statements of Capital for the Nine Months Ended September 30, 2011 and 2010; (iv) Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010; and (v) Notes to Financial Statements, tagged as blocks of text. Pursuant to Rule 406 of Regulation S-T, the interactive data files contained in Exhibit 101.1 is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and otherwise not subject to the liability of that section.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York (Registrant)
/s/ Patrick A. Morgan
Patrick A. Morgan
Senior Vice President and Chief Financial Officer Federal Home Loan Bank of New York (on behalf of the registrant and as the Principal Financial Officer)

Date: November 10, 2011